Form 10-Q
period 1995-03-31
ASSOCIATED BANC-CORP
filed 1995-05-15
CIK 7789

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                    FORM 10-Q

(Mark One)

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
_________                       EXCHANGE ACT OF 1934
                     For the quarterly period ended March 31, 1995

                                         OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
_________                        EXCHANGE ACT OF 1934
            For the transition period from             to

                          Commission File 0-5519

                              ASSOCIATED BANC-CORP
              (Exact Name of Registrant as Specified in Its Charter)

                    Wisconsin                         39-1098068
           (State or other jurisdiction of          (I.R.S. Employer
            incorporation or organization)          identification No.)

             112 North Adams Street, Green Bay, Wisconsin  54301
                   (Address of principal executive offices)

                                 (414) 433-3166
               (Registrant's telephone number, including area code)


               (Former name, former address and former fiscal year,
                           if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    X      No
                             _________    __________

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant's common stock, par value $0.01 per share, at March 31, 1995, was 12,602,273 shares.




                             ASSOCIATED BANC-CORP
                               TABLE OF CONTENTS


                                                                       Page No.

PART I.    Financial Information

           Item 1.  Financial Statements:

                    Consolidated Statements of Financial
                    Condition - March 31, 1995 and
                    December 31, 1994......................................1-2

                    Consolidated Statements of Income -
                    Three Months Ended
                    March 31, 1995 and 1994................................3-4

                    Consolidated Statements of Cash Flows -
                    Three Months Ended March 31, 1995 and 1994.............5-6

                    Notes to Consolidated Financial Statements.............7-8

           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations..........8-24

PART II.   Other Information

           Item 6.  Exhibits and Reports on Form 8-K.......................25-26

Signatures....................................................................27

                        PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

                             ASSOCIATED BANC-CORP
                Consolidated Statements of Financial Condition
                                  (Unaudited)

                                                         March 31   December 31
                                                           1995        1994
                                                            (In Thousands)
ASSETS
  Cash and due from banks.............................$  134,224     $ 196,385
  Interest-bearing deposits in other
    financial institutions............................       300           300
  Federal funds sold and securities
    purchased under agreements to resell..............    13,360        57,635
  Trading account securities..........................       ---           ---
  Investment securities:  (Note 3)
    Held to maturity (Fair value of approximately
    $352,000 and $347,000 at March 31, 1995, and
    December 31, 1994, respectively)..................   360,003       360,972
    Available for sale-stated at fair value...........   309,489       305,903
  Loans, net of unearned income....................... 2,323,936     2,277,283
  Less:  Allowance for possible loan losses (Note 4)..   (37,341)      (36,369)
    Loans, net                                         2,286,595     2,240,914
  Premises and equipment                                  52,103        52,145
  Other assets                                            70,205        70,064
                                                       ---------     ---------
    Total assets                                      $3,226,279    $3,284,318
                                                       =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Noninterest-bearing deposits........................$  477,788    $  589,313
  Interest-bearing deposits........................... 2,077,202     2,074,300
                                                       ---------     ---------
    Total deposits.................................... 2,554,990     2,663,613
  Short-term borrowings...............................   354,083       315,979
  Accrued expenses and other liabilities..............    29,025        26,278
  Long-term borrowings................................     3,866         3,866
                                                       ---------     ---------
  Total liabilities................................... 2,941,964     3,009,736
  Commitments and contingent liabilities..............       ---           ---
  Stockholders' equity
    Preferred stock...................................       ---           ---
    Common stock (Par value $0.01 per share,
      authorized 48,000,000 shares, issued
      12,826,863 and 12,826,752 shares,
      respectively)...................................       128           128

                        PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements continued:

                             ASSOCIATED BANC-CORP
                Consolidated Statements of Financial Condition
                                  (Unaudited)

                                                         March 31   December 31
                                                           1995         1994
                                                             (In Thousands)

    Surplus............................................    146,924     147,132
    Retained earnings..................................    141,206     134,182
    Net unrealized gains (losses) on securities avail-
      able for sale....................................        275      (2,817)
    Less:  Treasury stock (224,590 and 220,244 shares
      at cost).........................................     (4,218)     (4,043)
                                                          --------    --------
    Total stockholders' equity.........................    284,315     274,582
                                                          --------     -------
    Total liabilities and stockholders' equity......... $3,226,279  $3,284,318
                                                         =========   =========



























(See accompanying notes to Consolidated Financial Statements.)

ITEM 1.  Financial Statements continued:

                             ASSOCIATED BANC-CORP
                       Consolidated Statements of Income
                                  (Unaudited)
                                                             Three Months Ended
                                                                  March 31
                                                               1995      1994
                                                               (In Thousands)

INTEREST INCOME
  Interest and fees on loans............................... $ 49,935  $ 38,508
  Interest and dividends on investment securities:
    Taxable................................................    8,507     7,409
    Tax-exempt.............................................    1,489     1,376
  Interest on deposits in other financial
    institutions...........................................        5         2
  Interest on federal funds sold and securities
    purchased under agreements to resell...................      439       416
  Interest on trading account securities...................      ---       ---
                                                              ------    ------
    Total interest income                                     60,375    47,711

INTEREST EXPENSE
    Interest on deposits...................................   21,241    15,383
    Interest on short-term borrowings......................    4,628     2,019
    Interest on long-term borrowings.......................       88       110
                                                              ------    ------
    Total interest expense.................................   25,957    17,512
                                                              ======    ======
NET INTEREST INCOME........................................   34,418    30,199
Provision for possible loan losses (Note 4)................      981       725
                                                              ------    ------
Net interest income after provision for
  possible loan losses.....................................   33,437    29,474
                                                              ------    ------
NONINTEREST INCOME
  Trust service fees.......................................    5,496     4,969
  Data processing fees.....................................      273       426
  Service charges on deposit accounts......................    2,608     2,700
  Investment securities gains, net.........................       21        39
  Loan servicing fees......................................      955       817
  Residential real estate loan origination fees............       80       509
  Retail investment income.................................      450       587
  Other....................................................    2,649     2,956
                                                              ------    ------
    Total noninterest income...............................   12,532    13,003
                                                              ======    ======
NONINTEREST EXPENSE
  Salaries and employee benefits...........................   15,415    14,834
  Net occupancy expense....................................    2,451     2,232
  Equipment rentals, depreciation and maintenance..........    1,561     1,467

ITEM 1.  Financial Statements continued:

                             ASSOCIATED BANC-CORP
                       Consolidated Statements of Income
                                  (Unaudited)

                                                             Three Months Ended
                                                                  March 31
                                                               1995      1994
                                                               (In Thousands)

  Data processing expense.................................. $  1,823   $  1,830
  Stationery and supplies..................................      791        780
  Business development and advertising.....................      865        669
  FDIC expense.............................................    1,469      1,345
  Legal and professional fees..............................      241        480
  Other....................................................    5,066      4,845
                                                              ------     ------
    Total noninterest expense..............................   29,682     28,482
                                                              ======     ======
Income before income taxes.................................   16,287     13,995
Income tax expense.........................................    5,859      4,584
                                                              ------     ------
NET INCOME................................................. $ 10,428   $  9,411
                                                              ======     ======
Per share (Note 5)
  Net income............................................... $   0.83   $   0.75
  Dividends................................................ $   0.27   $   0.25
Weighted average shares outstanding........................   12,610     12,605






















(See accompanying notes to Consolidated Financial Statements.)

ITEM 1.  Financial Statements continued:

                             ASSOCIATED BANC-CORP
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                                             Three Months Ended
                                                                  March 31
                                                               1995      1994
                                                               (In Thousands)

OPERATING ACTIVITIES
  Net income............................................... $ 10,428   $ 9,411
  Adjustments to reconcile net income to net
    cash used by operating activities:
    Provision for possible loan losses.....................      981       725
    Depreciation and amortization..........................    1,716     1,606
    Amortization of purchased mortgage servicing rights....      108        68
    Amortization of goodwill...............................      591       295
    Net amortization and accretion of premiums and
      discounts............................................      231       (26)
    Gain on sales of investment securities, net............      (21)      (39)
    Increase in interest receivable and other assets.......   (2,462)   (2,773)
    Increase in interest payable and other
      liabilities..........................................    2,197     5,979
    Amortization of loan fees and costs....................     (392)     (408)
    Purchases of trading account securities................      (64)     (253)
    Proceeds from sales of trading account securities......       78         6
    Net (increase) decrease in mortgage loans
      acquired for resale..................................   (2,312)   22,514
    Gain on sales of mortgage loans held for resale........      (34)     (364)
    Other, net.............................................     (302)      355
                                                              ------    ------
Net cash provided by operating activities.................. $ 10,743  $ 37,096
                                                              ======    ======

INVESTING ACTIVITIES
  Net decrease in federal funds sold and securities
    purchased under agreements to resell...................   44,275    17,640
  Purchases of held to maturity securities.................  (22,730)  (62,455)
  Purchases of available for sale securities...............  (24,173)  (37,517)
  Proceeds from sales of available for sale securities.....       84       ---
  Maturities of held to maturity securities................   23,575    73,652
  Maturities of available for sale securities..............   25,435    36,779
  Net increase in loans....................................  (43,990)  (29,413)
  Reductions of other real estate..........................      726       581
  Purchases of premises and equipment, net of disposals....   (1,609)   (1,748)
  Purchases of mortgage servicing rights...................     (153)     (521)
                                                              ------    ------
Net cash provided (used) by investing activities........... $  1,440  $ (3,002)
                                                              ======    ======

ITEM 1.  Financial Statements continued:

                             ASSOCIATED BANC-CORP
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                             Three Months Ended
                                                                  March 31
                                                               1995      1994
                                                               (In Thousands)

FINANCING ACTIVITIES
  Net decrease in deposits................................. (108,623)  (16,868)
  Net increase (decrease) in short-term borrowings.........   38,066   (22,785)
  Cash dividends...........................................   (3,404)   (3,151)
  Repayments of long-term borrowings.......................      ---      (680)
  Proceeds from exercise of stock options..................      158       133
  Purchase of treasury stock...............................     (541)      ---
                                                              ------    ------
Net cash (used) by financing activities.................... $(74,344) $(43,351)
                                                              ======    ======
Net decrease in cash and cash equivalents.................. $(62,161) $ (9,257)
Cash and cash equivalents beginning of period..............  196,385   157,293
                                                              ------    ------
Cash and cash equivalents at end of period................. $134,224  $148,036
                                                             =======   =======

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest............................................... $ 23,225  $ 15,944
    Income taxes...........................................    2,905       969
Supplemental schedule of noncash investing activities:
     Loans transferred to other real estate................ $    195  $    476
     Loans made in connection with the disposition of
       other real estate...................................       46       100

(See accompanying notes to Consolidated Financial Statements.)



ITEM 1.  Financial Statements continued:


                             ASSOCIATED BANC-CORP
                  Notes to Consolidated Financial Statements

NOTE 1: In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly Associated Banc-Corp's financial position, results of its operations and cash flows for the periods presented. All adjustments necessary to the fair presentation of the financial statements are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

NOTE 2: The consolidated financial statements include the accounts of all subsidiaries. All material intercompany transactions and balances are eliminated. The corporation has not changed its accounting and reporting policies from those stated in the corporation's
         1994 Annual Report on Form 10-K.

NOTE 3:  INVESTMENT SECURITIES

         The amortized cost and fair values of investment securities held to maturity and securities available for sale for the periods indicated were as follows:

                         Investment Securities Held to Maturity
         ----------------------------------------------------------------------
                  (In thousands)                          March 31, 1995
         ----------------------------------------------------------------------
                                                    Amortized Cost  Fair Value
         ----------------------------------------------------------------------
         U.S. Treasury and federal agency
           securities................................. $176,162      $170,433
         Obligations of states and political
           subdivisions...............................  117,134       116,196
         Other securities.............................   66,707        65,326
         ----------------------------------------------------------------------
         Total........................................ $360,003      $351,955

         ======================================================================
                 (In thousands)                         December 31, 1994
         ----------------------------------------------------------------------
                                                     Amortized Cost  Fair Value
         ----------------------------------------------------------------------
         U.S. Treasury and federal agency
           securities................................. $ 183,524    $ 174,398
         Obligations of states and political
           subdivisions...............................   117,490      115,253
         Other securities.............................    59,958       57,372
         ----------------------------------------------------------------------
         Total........................................ $ 360,972    $ 347,023
         ======================================================================

                         Investment Securities Available for Sale
         ----------------------------------------------------------------------
                 (In thousands)                           March 31, 1995
         ----------------------------------------------------------------------
                                                     Amortized Cost  Fair Value
         ----------------------------------------------------------------------
         U.S. Treasury and federal agency
           securities................................. $ 306,494    $ 302,921
         Other securities.............................     2,724        6,568
         ----------------------------------------------------------------------
         Total........................................ $ 309,218    $ 309,489
         ======================================================================
                 (In thousands)                         December 31, 1994
         ----------------------------------------------------------------------
                                                     Amortized Cost  Fair Value
         ----------------------------------------------------------------------
         U.S. Treasury and federal agency
           securities................................. $ 308,680    $ 300,461
         Other securities.............................     1,969        5,442
         ----------------------------------------------------------------------
         Total........................................ $ 310,649    $ 305,903
         ======================================================================

NOTE 4:  ALLOWANCE FOR POSSIBLE LOAN LOSSES

         A summary of the changes in the allowance for possible loan losses for the periods indicated is as follows:

                                                    For the Three  For the Year
                                                      Months Ended     Ended
                                                       March 31,   December 31,
                                                          1995         1994
                                                           (In Thousands)

         Balance at beginning of period................. $ 36,369     $ 33,939
         Balance related to acquisitions                      ---        1,675
         Provisions charged to operating expense........      981        2,788
         Loan losses net of recoveries..................       (9)      (2,033)
                                                           ------       ------
         Balance at end of period....................... $ 37,341     $ 36,369
                                                           ======       ======
NOTE 5:  PER SHARE COMPUTATIONS

         Per share computations are computed based on the weighted average number of common shares outstanding for the three months ended March 31, 1995, and 1994.

ITEM 2. Management's Discussion and Analysis of Financial Condition and the Results of Operations

         The purpose of this discussion is to focus on information about the corporation's financial condition and results of operations that are not otherwise apparent from the consolidated financial statements included in this report. Reference should be made to those statements presented elsewhere in this report for an understanding of the following discussion and analysis.

         EARNINGS

         Earnings for the first quarter of 1995 increased 10.8% over 1994 while earnings per share were up 10.7% over the same periods.

                                      Net Income
                                   Quarterly Trends
                                   ($ in Thousands)
         ----------------------------------------------------------------------
                                   1st Qtr. 4th Qtr. 3rd Qtr. 2nd Qtr. 1st Qtr.
                                     1995     1994     1994     1994     1994
         ----------------------------------------------------------------------

         Net Income                $10,428  $10,704  $10,357  $ 9,956  $ 9,411
         E.P.S.                        .83      .85      .82      .79      .75
         Return on Average
           Equity - Quarter          15.30%   15.73%   15.35%   15.28%   14.83%
         Return on Average
           Equity - Year             15.30%   15.31%   15.16%   15.06%   14.83%
         Return on Average
           Assets - Quarter           1.32%    1.34%    1.36%    1.34%    1.31%
         Return on Average
           Assets - Year              1.32%    1.34%    1.34%    1.33%    1.31%
         ----------------------------------------------------------------------
         Return on average assets (ROA) for the first quarter of 1995 was 1.32%, up from 1.31% during the same period last year. ROA rose slightly because first quarter 1995 net income grew at a rate of 10.8%, compared with 1994, while average assets grew at 10.1%, resulting in a 1 basis point increase in ROA. ROA declined when comparing the first quarter of 1995 to the fourth quarter of 1994, because net income declined 2.6% while average assets grew at a 1.1% pace.

         Return on average equity (ROE) for the first quarter was 15.30%, up from 14.83% during the same period last year. ROE increased significantly in the first quarter of 1995 over 1994 because average equity grew only 7.3% as a result of the decline in the average balance of the equity component for unrealized gains on securities available for sale. ROE decreased when compared with the fourth quarter of 1994 due primarily to the decline in net income. Without the available for sale equity component, first quarter 1995 ROE would have been 15.23%, compared with an adjusted ROE of 15.14% in the first quarter of 1994.

         NET INTEREST INCOME

         Tax equivalent net interest income in the first quarter of 1995 was $35.4 million, a decrease of $1.1 million or 3% from the fourth quarter of 1994. The decrease from the 1994 fourth quarter was essentially rate driven as the rate on earning assets increased 28 basis points while the rate on interest-bearing liabilities increased

         41 basis points between the two quarters causing a decline in the overall interest rate spread.

                                  Net Interest Income
                                 Tax Equivalent Basis
                                   ($ in Thousands)
         ----------------------------------------------------------------------
                                   1st Qtr. 4th Qtr. 3rd Qtr. 2nd Qtr. 1st Qtr.
                                     1995     1994     1994     1994     1994
         ----------------------------------------------------------------------
         Interest Income           $60,375  $58,860  $53,803  $50,577  $47,711
         Tax Equivalent Adjustment     968      891      877      953      972
                                    ------   ------   ------   ------   ------
         Tax Equivalent Interest
           Income                   61,343   59,751   54,680   51,530   48,683
         Interest Expense           25,957   23,259   20,262   18,647   17,512
                                    ------   ------   ------   ------   ------
         Tax Equivalent Net
           Interest Income         $35,386  $36,492  $34,418  $32,883  $31,171
         ----------------------------------------------------------------------
         The net interest margin in the first quarter of 1995 was 4.77% compared to 4.88% in the fourth quarter of 1994. The decrease in margin since last quarter was primarily due to the decline in interest rate spread. Spread declined due to the greater rise in the cost of funds, which was caused by deposit migration from savings and money market deposits into time deposits and the higher volumes of short-term borrowings.

         First quarter 1995 average loans grew 1.8% since the fourth quarter of 1994 while interest-bearing deposits rose just .9%, noninterest-bearing deposits declined 8.1%, and short-term borrowings rose 19.5%.

                                  Net Interest Margin
                                    Quarterly Trends
                                 (Quarterly Info Only)
         ----------------------------------------------------------------------
                                   1st Qtr. 4th Qtr. 3rd Qtr. 2nd Qtr. 1st Qtr.
                                     1995     1994     1994     1994     1994
         ----------------------------------------------------------------------
         Yield on Earning Assets     8.28%    8.00%    7.70%    7.47%    7.29%
         Cost of Interest-Bearing
           Liabilities               4.32     3.91     3.58     3.36     3.27
         Interest Rate Spread        3.96     4.09     4.12     4.11     4.02
         Net Interest Margin         4.77     4.88     4.85     4.77     4.67
         Average Earning Assets to
           Average Assets           93.50    93.21    93.39    93.21    92.69
         Free Funds Ratio           19.02    20.31    20.23    19.47    19.73
         ----------------------------------------------------------------------

         The net interest margin for the first quarter of 1995 was 4.77% compared with 4.67% in 1994. The net interest margin increased largely as a result of the increase in the level of interest rates. The rate on earning assets increased 99 basis points, while the rate on interest bearing liabilities increased 105 basis points. The changes due to the level of rates were partially offset by a 6 basis point decline in spread and a 71 basis point decline in the level of free funds.

                  Earning Asset and Interest-Bearing Liability Volumes
                                   Quarterly Trends
                                   ($ in Thousands)
         ----------------------------------------------------------------------
                          1st Qtr.    4th Qtr.   3rd Qtr.   2nd Qtr.   1st Qtr.
                            1995        1994       1994       1994       1994
         ----------------------------------------------------------------------
         Average Loans   $2,300,378 $2,258,683 $2,144,889 $2,091,148 $2,039,352
         Average Earning
           Assets         3,005,849  2,964,312  2,817,301  2,767,586  2,706,852
         Average
           Noninterest-
           Bearing
           Deposits         476,984    518,818    475,261    452,767    464,256
         Average Interest-
           Bearing
           Deposits       2,099,330  2,081,248  1,975,756  1,936,636  1,913,329
         Average Deposits 2,576,314  2,600,066  2,451,017  2,389,403  2,377,585
         Average Interest-
           Bearing
           Liabilities    2,434,265  2,362,311  2,247,432  2,228,628  2,172,745
         ----------------------------------------------------------------------

         LOAN LOSS

         The loan loss provision for the first quarter of 1995 was $981,000, an increase of $256,000 from the same period in 1994 and $252,000 higher than the fourth quarter of 1994.

         As of March 31, 1995, the allowance for possible loan losses of $37.3 million represented 1.61% of total loans, up from 1.60% at December 31, 1994, but down from 1.68% at March 31, 1994.

                          Provision for Possible Loan Losses
                                   Quarterly Trends
                                   ($ in Thousands)

         ----------------------------------------------------------------------
                          1st Qtr.    4th Qtr.   3rd Qtr.   2nd Qtr.   1st Qtr.
                            1995        1994       1994       1994       1994
         ----------------------------------------------------------------------
         Provision -
           Quarter         $   981     $   729    $   662    $   672    $   725
         Provision -
           Year                981       2,788      2,059      1,397        725
         Net Charge-offs-
           Quarter               9         670        799        272        292
         Net Charge-offs-
           Year                  9       2,033      1,363        564        292
         Allowance at
           Period End       37,341      36,369     34,885     34,772     34,372
         Allowance to
           Period End
           Loans             1.61%       1.60%      1.59%      1.64%      1.68%
         Net Charge-offs
           to Average Loans
           (Annualized) -
           Quarter            .00%        .12%       .15%       .05%       .06%
         Net Charge-offs
           to Average Loans
           (Annualized -
           Year               .00%        .10%       .09%       .05%       .06%
         ----------------------------------------------------------------------
         Charge-offs for the quarter ending March 31, 1995, of $1.047 million were reduced by recoveries of $1.038 million, creating net charge-offs of $9,000. This activity compares with fourth quarter 1994 net charge-offs of $670,000 and third quarter 1994 net charge-offs of $799,000.

         The ratio of year-to-date 1995 annualized net charge-offs to average loans was .00%, down from .06% in 1994.

         NON-PERFORMING LOANS

         Management is committed to an aggressive non-accrual and problem loan identification philosophy. This philosophy is embodied through the monitoring and reviewing of credit policies and procedures to ensure that all problem loans are identified quickly and the risk of loss is minimized.

         Non-performing loans are considered a leading indicator of future loan losses. Non-performing loans are defined as non-accrual loans, loans 90 days or more past due but still accruing and restructured loans.

         Loans are normally placed in non-accrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact on the collectibility of principal or interest on loans, it is management's practice to place such loans on non-accrual status immediately, rather than delaying such action until the loans become 90 days past due. Previously accrued and uncollected interest on such loans is reversed and income is recorded only to the extent that interest payments are subsequently received in cash and a determination has been made that the principal balance of the loan is collectible. If collectibility of the principal is in doubt, payments received are applied to loan principal.

         Loans past due 90 days or more but still accruing interest are also included in non-performing loans. Loans past due 90 days or more but still accruing are classified as such where the underlying loans are both well-secured (the collateral value is sufficient to cover principal and accrued interest) and in the process of collection. Also included in non-performing loans are "restructured" loans. Restructured loans involve the granting of some concession to the borrower involving the modification of terms of the loan, such as changes in payment schedule or interest rate.

         Total nonperforming loans at March 31, 1995, were $13.6 million, a decline of $2.7 million from December 31, 1994. The ratio of nonperforming loans to total loans at March 31, 1995, was .58% compared to .71% at December 31, 1994, and 1.02% at March 31, 1994.

                     Non-Performing Loans and Other Real Estate
                                 ($ in Thousands)
         ----------------------------------------------------------------------
                                  3/31/95  12/31/94  9/30/94  6/30/94  3/31/94

         Nonaccrual Loans         $11,323   $13,111  $15,323  $17,126  $16,644
         Accruing Loans Past Due
           90 Days or More          1,064     1,247    1,496      920    1,636
         Restructured Loans         1,190     1,888    1,721    2,629    2,637
                                   ------    ------   ------   ------   ------
         Total Nonperforming
           Loans                  $13,577   $16,246  $18,540  $20,675  $20,917
         Nonperforming Loans as
           a Percent of Loans         .58%      .71%     .85%     .97%    1.02%
         Other Real Estate Owned  $ 1,327   $ 1,571  $ 1,306  $ 2,128  $ 2,103
         ----------------------------------------------------------------------

         Impaired loans are defined, by SFAS 114 and SFAS 118 adopted in the first quarter of 1995, as those loans where it is probable that all amounts due according to contractual terms, including principal and interest, will not be collected. The corporation has determined that nonaccrual loans meet this definition. Impaired loans are measured at the fair value of the collateral, if the loan is collateral dependent, or alternatively at the present value of expected future cash flows. Interest income on impaired loans is recognized only at the time that cash is received, unless applied to reduce principal.

         At March 31, 1995, the recorded investment in impaired loans totaled

         $11.3 million. Included in this amount is $7 million of impaired loans that do not require a related allowance for possible loan losses, and $4.3 million of impaired loans for which the related allowance for possible loan losses totaled $1.2 million. The average recorded investment in impaired loans during the three months ended March 31, 1995, was approximately $12.1 million. Interest income recognized on a cash basis on impaired loans during the first three months of 1995 totaled $148,000.

         The following table shows, for those loans accounted for on a non-accrual basis and restructured loans for the three months ended March 31, 1995, the gross interest that would have been recorded if the loans had been current in accordance with their original terms and the amount of interest income that was included in net income for the period.


                                                               For the Three
                                                               Months Ended
                                                              March 31, 1995
                                                             ($ In Thousands)

         Interest income in accordance with original terms        $ 508
         Interest income recognized                                 228
                                                                    ---
         Reduction in interest income                             $ 280
                                                                    ===

         Potential problem loans are loans where there are doubts as to the ability of the borrower to comply with present repayment terms. The decision of management to place loans in this category does not necessarily mean that the corporation expects losses to occur, but that management recognizes that a higher degree of risk is associated with these performing loans.

                               Potential Problem Loans
                                  ($ in Thousands)
         ----------------------------------------------------------------------
                                  3/31/95  12/31/94  9/30/94  6/30/94  3/31/94

         Potential Problem Loans  $44,061   $51,764  $42,325  $54,282  $47,514
         ----------------------------------------------------------------------

         At March 31, 1995, potential problem loans totaled $44.1 million compared to $51.8 million at the end of 1994. The loans that have been reported as potential problem loans are not concentrated in a particular industry, but rather cover a diverse range of businesses, e.g. communications, wholesale trade, manufacturing, finance/insurance/real estate, and services. Management does not presently expect significant losses for credits in this category.

         Other real estate owned totaled to $1.3 million at March 31, 1995, compared with $2.1 million at March 31, 1994.

         LOAN CONCENTRATIONS

         Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. The corporation's loans are widely diversified by borrower, industry group and area. At March 31, 1995, no concentrations existed in the corporation's loan portfolio in excess of 10% of total loans.

         Real estate construction loans at March 31, 1995, totaled $123.1 million or only 5.3% of loans while agricultural loans were 1.2% of total loans.

         As of March 31, 1995, the corporation did not have any cross-border outstandings to borrowers in any foreign country where such outstandings exceeded 1% of total assets.

         NONINTEREST INCOME

         Noninterest income decreased 3.6% for the three months ended March 31, 1995, when compared with the same period in 1994, but increased 10.5% compared to the fourth quarter of 1994.

         Trust fees were up 10.6% for the first quarter of 1995 compared with the same period in 1994. The increase was the result of growth in new business development and consistent investment performance, both contributing to growth in assets under management.

                                  Noninterest Income
                                   Quarterly Trends
                                   ($ in Thousands)
         ----------------------------------------------------------------------
                               1st Qtr.  4th Qtr.  3rd Qtr.  2nd Qtr.  1st Qtr.
                                 1995      1994      1994      1994      1994
         ----------------------------------------------------------------------
         Trust Servicing
           Fees                $ 5,496   $ 5,118   $ 5,017   $ 5,125   $ 4,969
         Data Processing
           Fees                    273       394       432       422       426
         Service Charges on
           Deposit Accounts      2,608     2,744     2,802     2,787     2,700
         Investment Security
           Gains, Net               21       ---         6       157        39
         Loan Servicing Fees       955       876       913       829       817
         Residential Real
           Estate Loan
           Origination Fees         80       125       146       247       509
         Retail Investment
           Income                  450       335       389       432       587
         Other                   2,649     1,749     1,710     2,055     2,956
                                 -----     -----     -----     -----     -----
         Total                 $12,532   $11,341   $11,415   $12,054   $13,003
         ---------------------------------------------------------------------

         Service charges on deposits decreased 3.4% for the first quarter of 1995 compared with the 1994 first quarter amount. This followed a 3.9% increase in service charges on deposits when comparing the fourth quarter of 1994 with the comparable period in 1993. The decrease from the first quarter of 1994 was essentially due to lower deposit volumes.

         Net investment security gains recognized in the first quarter of 1995 were $21,000 following net security gains of zero in the fourth quarter of 1994.

         Loan servicing fees were up 16.9% for the first quarter of 1995 compared with 1994, following an increase of 13.9% in the fourth quarter of 1994 compared with the same period in 1993.

         Residential real estate loan origination fees for the first quarter of 1995 were down $429,000 from 1994. The majority of the decrease was at the corporation s residential mortgage company where a decrease of $242,000 was due to the continued reduction in loan originations during 1994, which is carrying on into 1995.

         Retail investment income decreased $137,000 or 23.3% during the first quarter of 1995 compared to the same period in 1994.

         Other noninterest income declined $307,000 in the first quarter of 1995 compared with the same period in 1994 following a decline of $263,000 in the fourth quarter of 1994 compared with 1993.

         Miscellaneous underwriting fees income decreased $164,000 from the first quarter of 1994. Other miscellaneous income decreased $282,000 in the first quarter of 1995 compared to the same period in 1994. During the first quarter of 1995, a subsidiary bank had a $700,000 insurance recovery from a previous lawsuit while in the first quarter of 1994 the parent company recognized a $1 million in insurance proceeds on a key-man life insurance policy.

         NONINTEREST EXPENSE

         Total noninterest expense increased 4.2% for the three months ended March 31, 1995 when compared with the same period in 1994 and was .8% higher than the fourth quarter of 1994.

         Salaries and employee benefits were up 3.9% or $581,000 over the first quarter of 1994. Salaries and commissions were up $603,000 over 1994, an increase of 5.3%. Deferred compensation expense declined $415,000 during the same period.

         Profit sharing, retirement savings, and pension expenses showed an increase of $212,000 or 18.4% for the first quarter of 1995 compared with 1994. Health insurance expenses increased $84,000 or 14.2% over the first quarter of 1994 while social security expense was up $59,000 or 6.8%. A portion of these increases was due to the branch office acquisitions in 1994.

                                 Noninterest Expense
                                   Quarterly Trends
                                   ($ in Thousands)
         ----------------------------------------------------------------------
                               1st Qtr.  4th Qtr.  3rd Qtr.  2nd Qtr.  1st Qtr.
                                 1995      1994      1994      1994      1994
         ----------------------------------------------------------------------
         Salaries and
           Employee Benefits   $15,415   $15,383   $14,735   $14,474   $14,834
         Net Occupancy Expense   2,451     2,223     2,119     2,144     2,232
         Equipment Rentals,
           Depreciation and
           Maintenance           1,561     1,630     1,503     1,438     1,467
         Data Processing
           Expense               1,823     1,947     1,870     1,842     1,830

         Stationery and
           Supplies                791       728       630       712       780
         Business Development
           and Advertising         865       660       576       783       669
         FDIC Expense            1,469     1,415     1,335     1,340     1,345
         Legal and Professional
           Fees                    241       230       391       263       480
         Other                   5,066     5,219     4,897     4,849     4,845
                                 -----     -----     -----     -----     -----
         Total                 $29,682   $29,435   $28,056   $27,845   $28,482
         ----------------------------------------------------------------------

         Net occupancy expense increased 9.8% or $219,000 in the first quarter of 1995 compared with the same period in 1994. This followed a 9.8% increase in the fourth quarter of 1994 over 1993. The first quarter increase was primarily a result of the branch office acquisitions.

         Data processing expense decreased $7,000 during the first quarter of 1995 compared with the same period in 1994.

         Business development and advertising expense was up 29.3% in the first quarter of 1995 compared to 1994 following a 4.2% increase in the fourth quarter of 1994 compared with 1993. The first quarter 1995 increase over 1994 was primarily at two of the corporation s larger bank subsidiaries due to certain promotional activities.

         Legal and professional fees decreased 49.8% or $239,000 for the first quarter of 1995 compared with the same period in 1994 primarily at the parent company.

         Other noninterest expense increased 4.6% or $221,000 in the first quarter of 1995 compared with 1994, following an 11.6% increase in the fourth quarter of 1994 compared with the same period in 1993.

         Within other noninterest expense, gains on sale of ORE increased $338,000 in the first quarter of 1995 compared with the same period in 1994.

         Net gains on loans sold declined $373,000 when compared to the first quarter of 1994. The overall decrease in gains created an increase in other noninterest expense.

         Amortization of branch purchase premium intangibles totaled $336,000 in the first quarter of 1995 compared with no similar expenses in the same period in 1994.

         Real estate market valuation adjustment declined $315,000 for the first quarter of 1995 compared with the same period in 1994. The higher 1994 expense was due to valuation at the lower of cost or fair value of residential real estate loans for resale, including both warehouse loans and loans in the mortgage pipeline. Valuation expense recognition was necessary at the end of the 1994 first quarter as market rates increased, causing a relative decline in the value of loans for resale.

         Repo and foreclosure expense declined $162,000 for the first quarter of 1995 compared with 1994.

         Other miscellaneous expense increased $143,000 for the first quarter of 1995 compared with 1994.

         The efficiency ratio improved to 61.97% for the first quarter of 1995 compared with 66.03% for the same period last year. The ratio increased during the first quarter of 1995 compared with 61.54% for the fourth quarter of 1994. The improvement from first quarter 1994 to 1995 was primarily due to the tax-equivalent net interest income growth outpacing recurring noninterest expense growth. The change from fourth quarter 1994 to first quarter 1995 was largely due to a decrease in tax-equivalent net interest income while recurring noninterest expense grew slightly.

                                    Expense Control
                                   Quarterly Trends
         ----------------------------------------------------------------------
                               1st Qtr.  4th Qtr.  3rd Qtr.  2nd Qtr.  1st Qtr.
                                 1995      1994      1994      1994      1994
         ----------------------------------------------------------------------
         Efficiency Ratio -
           Quarter              61.97%    61.54%    61.22%    62.18%    66.03%
         Efficiency Ratio -
           Year                 61.97%    62.68%    63.09%    64.07%    66.03%
         Expense Ratio -
           Quarter               2.29%     2.44%     2.36%     2.30%     2.44%
         Expense Ratio -
           Year                  2.29%     2.39%     2.37%     2.37%     2.44%
         ----------------------------------------------------------------------

         The expense ratio improved to 2.29% for the first quarter of 1995 compared to 2.44% at both the first quarter and fourth quarter 1994. The improvement between the first quarter ratios was due to the growth of average earning assets outpacing the growth of recurring noninterest expense. The improvement from fourth quarter 1994 to first quarter 1995 was the result of growth in average earning assets while recurring noninterest expense declined 5.1%.

         INCOME TAXES

         Income tax expense increased 27.8% in the first quarter of 1995 compared with the same period in 1994. The first quarter 1994 effective rate was affected by the $1 million nontaxable life insurance proceeds recognized. Adjusted for the insurance proceeds, the first quarter 1994 effective tax rate was 35.3%. Tax expense in the first quarter of 1995 was primarily affected by a higher level of book taxable income and a lower level of tax-exempt income.

                                  Income Tax Expense
                                   Quarterly Trends
                                   ($ in Thousands)
         ----------------------------------------------------------------------
                               1st Qtr.  4th Qtr.  3rd Qtr.  2nd Qtr.  1st Qtr.
                                 1995      1994      1994      1994      1994
         ----------------------------------------------------------------------
         Income Before Taxes   $16,287   $16,778   $16,238   $15,467   $13,995
                                ======    ======    ======    ======    ======
         State Tax Expense     $   995   $ 1,038   $   929   $   937   $   808
         Federal Tax Expense     4,864     5,036     4,952     4,574     3,776
                                 -----     -----     -----     -----     -----
         Total Income Tax
           Expense               5,859     6,074     5,881     5,511     4,584
         Effective Tax Rate      36.0%     36.2%     36.2%     35.6%     32.8%
         ----------------------------------------------------------------------

         BALANCE SHEET

         Consolidated assets totaled $3.23 billion as of March 31, 1995, up 9.4% from one year ago. Loans, net of unearned income, were $2.3 billion as of March 31, 1995, up 13.7% from the $2 billion of a year earlier. Total deposits at March 31, 1995, were $2.6 billion, an increase of 5.8% from one year ago.

         Total assets at March 31, 1995, decreased by $58.0 million from December 31, 1994. The change in assets during the quarter was affected by a $62.2 million decline in cash and due from banks. Fed funds sold decreased $44.3 million since the end of last year while loans increased $46.7 million. Investment securities increased $2.6 million during the same period.

         Total period-end deposits decreased by $108.6 million during the first quarter of 1995. The change was comprised of a $2.9 million increase in interest-bearing deposits and an $111.5 million decrease in noninterest-bearing deposits.

         End-of-period short-term borrowings increased $38.1 million since December 31, 1994.

         Since the fourth quarter of 1994, the most significant changes in average balance sheet composition that provided sources of funds were an $18.1 million increase in interest-bearing deposits, a $54 million increase in short-term borrowings, a decrease in cash and due from banks of $14.3 million, and a decrease in fed funds sold of $12.1 million. Significant changes in average balance sheet composition that used funds were a $41.7 million increase in loans, a $12.1 million increase in investment securities, and a $41.8 million decrease in noninterest-bearing deposits.

         The ratio of average loans to average deposits during the first quarter of 1995 was 89.3% compared with 86.9% in the fourth quarter of 1994. Year-to-date 1995 average earning assets were 93.5% of average total assets, up slightly from the year-to-date ratio of 93.2% in 1994.

         LIQUIDITY

         Liquidity refers to the ability of the corporation to generate adequate amounts of cash to meet the corporation's needs for cash. The subsidiary banks and the parent company of the corporation have different liquidity considerations.

         Banking subsidiaries meet their cash flow requirements by having funds available to satisfy customer credit needs as well as having available funds to satisfy deposit withdrawal requests. Liquidity at banking subsidiaries is derived from deposit growth, money market assets, maturing loans, the maturity of securities, access to other funding sources and markets, and a strong capital position.

         Deposit growth is the primary source of liquidity at the banking subsidiaries. As a financing activity in the first quarter 1995 Consolidated Statements of Cash Flows, deposits reflected a net cash outflow of $108.6 million from the end of 1994. The decline was in noninterest-bearing deposits, which dropped from their substantially higher year-end balances.

         Within the investing activities cash flows, maturities of securities during the first quarter of 1995 totaled $49 million. As of March 31, 1995, the securities portfolio contained $306.5 million at amortized cost of U.S. Treasury and federal agency securities available for sale, representing 45.8% of the total securities portfolio. These government securities are highly marketable and had a market value equal to 98.8% of amortized cost at quarter end. Additionally, $176.2 million at amortized cost of U.S. Treasury and federal agency securities that are held to maturity are available, if necessary, as a source of liquidity. These securities had a quarter-end market value of $170.4 million or 96.7% of amortized cost.

         Money market assets, consisting of federal funds sold and interest-bearing deposits in other financial institutions, averaged $30.8 million in the first quarter of 1995 compared to $54.3 million during the same period in 1994. Being short-term and liquid by nature, money market assets generally provide a lower yield than other earning assets. The corporation has a strategy of maintaining a sufficient level of liquidity to accommodate fluctuations in funding sources and will periodically take advantage of specific opportunities to temporarily invest excess funds at narrower than normal rate spreads while still generating additional net interest income. At March 31, 1995, the corporation had $13.7 million outstanding in short-term money market assets, serving as an essential source of liquidity. The amount at quarter end represents .4% of total assets compared to 1.8% at December 31, 1994.

         Within the classification of short-term borrowings at March 31, 1995, federal funds purchased and securities sold under agreements to repurchase totaled $302.7 million compared with $271.3 million at the end of 1994. Federal funds are purchased from a sizeable network of correspondent banks while securities sold under agreements to repurchase are obtained from a base of individual, business and public entity customers.

         The aggregate subsidiary liquidity resources were sufficient in the first quarter of 1995 to fund the growth in loans and meet other needs for cash when necessary. As of March 31, 1995, there were no material commitments for capital expenditures, i.e. to purchase fixed assets.

         Deposit growth will continue to be the primary source of bank subsidiary liquidity on a long-term basis, along with stable earnings, the resulting cash generated by operating activities and strong capital positions. Shorter-term liquidity needs will mainly be derived from growth in short-term borrowings, maturing securities and money market assets, loan maturities and access to other funding sources.

         Liquidity is also necessary at the parent company level. The parent company's primary sources of funds are dividends and service fees from subsidiaries, borrowings and proceeds from the issuance of equity.
         The parent company manages its liquidity position to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries and satisfy other operating requirements. Dividends received from subsidiaries totaled $6.8 million in the first quarter of 1995 and will continue to be the parent's main source of long-term liquidity. The dividends from subsidiaries were used to pay cash dividends to the corporation's shareholders of $3.4 million, to reduce short-term borrowings by $1.2 million, to purchase investment securities of $.8 million, and to purchase treasury stock for $.5 million in the first quarter of 1995. No payments of original long-term borrowings were due during the first quarter of 1995.

         At March 31, 1995, the parent company had $100 million of established lines of credit with non-affiliated banks, of which $25 million was in use. Of the amount in use, the parent company downstreamed $20.3 million to the corporation's residential and commercial mortgage banking subsidiaries and leasing company for their use in funding loans and leases. The parent company also has access to funds from the issuance of the corporation's commercial paper, although such funds are also downstreamed to the nonbank subsidiaries. Commercial paper outstanding at March 31, 1995, totaled $10.1 million.

         The parent company's long-term debt to equity ratio at March 31, 1995, was 1.4%, the same as the level at December 31, 1994.

         Management believes that, in the current economic environment, the corporation's subsidiary and parent company liquidity positions are adequate. There are no known trends nor any known demands, commitments, events or uncertainties that will result or are reasonably likely to result in a material increase or decrease in the corporation's liquidity.

         CAPITAL

         Stockholders equity at March 31, 1995, increased 9.1% to $284.3 million or $22.56 per share compared with $260.5 million or $20.67 per share one year ago. Capital continues to be strong, representing 8.81% of total assets as of March 31, 1995. Quarter-end capital includes a positive $275,000 equity component compared with a positive $3.9 million component at March 31, 1994, related to unrealized gains/losses on securities available for sale. Without the equity component, the ratio of March 31, 1995, equity to assets would be 8.80% compared with adjusted equity of 8.73% one year ago.

                                       Capital
                                  Quarterly Trends)
                                  ($ in Thousands)
         ----------------------------------------------------------------------
                               1st Qtr.  4th Qtr.  3rd Qtr.  2nd Qtr.  1st Qtr.
                                 1995      1994      1994      1994      1994
         ----------------------------------------------------------------------
         Stockholders' Equity  $284,315  $274,582  $270,434  $264,133  $260,534
         Average Equity to
           Average Assets         8.60%     8.49%     8.87%     8.80%     8.82%
         Equity to Assets -
           Period End             8.81%     8.36%     8.78%     8.81%     8.84%
         Tier 1 Capital to Risk
           Weighted Assets -
           Period End            10.61%    10.35%    11.24%    11.51%    11.53%
         Total Capital to Risk
           Weighted Assets -
           Period End            11.88%    11.62%    12.51%    12.79%    12.82%
         Tier 1 Leverage
           Ratio - Period End     8.04%     7.89%     8.53%     8.52%     8.41%
         Market Value Per Share
           - Period End           36.13     35.50     35.25     37.50     31.25
         Book Value Per Share -
           Period End             22.56     21.78     21.44     20.94     20.67
         Market Value Per Share
           to Book Value Per
           Share                 160.2%    163.0%    164.4%    179.1%    151.2%
         Dividends Per Share -
           This Quarter             .27       .27       .27       .27       .25
         Dividends Per Share -
           Year to Date             .27      1.06       .79       .52       .25
         Earnings Per Share -
           This Quarter             .83       .85       .82       .79       .75
         Earnings Per Share -
           Year to Date             .83      3.21      2.36      1.54       .75
         Dividend Payout Ratio
           - This Quarter        32.53%    31.76%    32.93%     34.18%   33.33%
         Dividend Payout Ratio
           - Year to Date        32.53%    33.02%    33.47%     33.77%   33.33%
         ----------------------------------------------------------------------

         Net income in the first quarter of 1995 was $10.4 million while dividends paid to the corporation s shareholders amounted to $3.4 million. Equity decreased $383,000 from the effects of treasury stock and stock option activity.

         Cash dividends during the first quarter were $.27 per share, up 8.0% from one year ago. The year-to-date dividend payout ratio represents 32.5% of 1995 earnings per share.

         The adequacy of the corporation's capital is regularly reviewed to ensure that sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic conditions in markets served and strength of management.

         As of March 31, 1995, the corporation's tier 1 risk-based capital ratio, total risk-based capital (tier 1 and tier 2) ratio and tier 1 leverage ratio were well in excess of regulatory minimums. Management of the corporation expects to continue to exceed the minimum standards in the future.

         Similar capital guidelines are also required of the individual banking subsidiaries of the corporation. As of March 31, 1995, each banking subsidiary exceeded the minimum ratios for tier 1 capital, total capital and the tier 1 leverage ratio.

         Management actively reviews capital strategies for the corporation and each of its subsidiaries to ensure that capital levels are appropriate based on the perceived business risks, future growth opportunities, industry standards and regulatory requirements.

         RECENT DEVELOPMENTS

         On March 23, 1995, the corporation announced the signing of a definitive agreement to acquire GN Bancorp, Chicago, in a stock-for-stock merger transaction. GN is the parent company of the $130 million Gladstone-Norwood Trust & Savings Bank, with two offices located in northwest Chicago.

         Contingent on the approval of regulatory authorities and the shareholders of GN Bancorp, the transaction is expected to be completed in the third quarter of 1995. When the merger is completed, the corporation will have over $400 million in assets and five banking offices in its Chicago region.

         On April 14, 1995, the corporation also reached an agreement to acquire a mortgage loan company on the northwest side of Chicago. Privately owned, the company operates primarily in the suburban Chicago areas with evolving relationships beyond Chicago.

         At the Annual Shareholders Meeting on April 26, 1995, the corporation s Board of Directors declared a regular quarterly cash dividend of 27 cents per share and also announced the declaration of a 5-for-4 stock split to be effected in the form of a stock dividend. The 25% stock dividend is payable on June 15, 1995, to shareholders of record at the close of business on June 1, 1995.

                             ASSOCIATED BANC-CORP
                          PART II - OTHER INFORMATION


                                                                       Page No.

ITEM 6:  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         (11) Statements re Computation of Per Share Earnings

(b)      Reports on Form 8-K:

         There were no reports on Form 8-K filed for the three months ended March 31, 1995.

                             ASSOCIATED BANC-CORP
                                 EXHIBIT (11)
                Statement Re Computation of Per Share Earnings


                                             March 31, 1995      March 31, 1994

As Reported:

Net income                                     $10,428,482         $ 9,410,871
Weighted average common shares
  outstanding                                   12,609,703          12,605,081
Net income per share                           $       .83         $      0.75


Primary:

Net income                                     $10,428,482         $ 9,410,871
Weighted average common shares
  outstanding                                   12,609,703          12,605,081
Common stock equivalents                           140,830             124,847
Adjusted weighted average common
  shares outstanding                            12,750,533          12,729,928
Net income per share                           $       .82         $      0.74


Fully Diluted:

Net income                                     $10,428,482         $ 9,410,871
Weighted average common shares
  outstanding                                   12,609,703          12,605,081
Common stock equivalents                           142,927             133,577
Adjusted weighted average common
  shares outstanding                            12,752,630          12,738,658
Net income per share                           $       .82         $      0.74


Note: The primary and fully diluted numbers are not disclosed in the reported financials because any dilution that is less than 3% of earnings per common shares outstanding is not considered to be material.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       ASSOCIATED BANC-CORP
                                       (Registrant)

Date:  May 12, 1995
                                       Harry B. Conlon
                                       Chairman & Chief Executive Officer

Date:  May 12, 1995


                                       Joseph B. Selner
                                       Principal Financial Officer

                               INDEX TO EXHIBITS

    Exhibit No.                                                      Page No.

      (11)      Computations of Earnings Per Share and Average
                Number of Common Shares Outstanding                    26