Form 10-Q
period 1995-06-30
ASSOCIATED BANC-CORP
filed 1995-08-11
CIK 7789

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                    FORM 10-Q

(Mark One)

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------                        EXCHANGE ACT OF 1934
                     For the quarterly period ended June 30, 1995

                                         OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------                        EXCHANGE ACT OF 1934
            For the transition period from             to

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

                          Yes     X         No
                              ---------        ---------
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant's common stock, par value $0.01 per share, at June 30, 1995, was 15,769,015 shares.





                             ASSOCIATED BANC-CORP
                               TABLE OF CONTENTS




PART I.  Financial Information

         Item 1.  Financial Statements:

                  Consolidated Statements of Financial
                  Condition - June 30, 1995 and
                  December 31, 1994

                  Consolidated Statements of Income -
                  Three and Six Months Ended
                  June 30, 1995 and 1994

                  Consolidated Statements of Cash Flows -
                  Six Months Ended June 30, 1995 and 1994

                  Notes to Consolidated Financial Statements

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations

PART II.  Other Information

          Item 4.  Submission of Matters to a Vote of
                   Security Holders

          Item 6.  Exhibits and Reports on Form 8-K

Signatures





















                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

                             ASSOCIATED BANC-CORP
                Consolidated Statements of Financial Condition
                                  (Unaudited)

                                                           June 30  December 31
                                                              1995      1994
                                                              (In Thousands)
ASSETS
  Cash and due from banks.............................. $  162,574   $ 196,385
  Interest-bearing deposits in other
    financial institutions.............................        600         300
  Federal funds sold and securities
    purchased under agreements to resell...............     17,182      57,635
  Trading account securities...........................        ---         ---
  Investment securities:  (Note 3)
    Held to maturity (Fair value of
      approximately $360,000 and $347,000
      at June 30, 1995 and December 31, 1994,
      respectively)....................................    360,885     360,972
     Available for sale-stated at fair value...........    308,770     305,903
  Loans, net of unearned income........................  2,423,248   2,277,283
  Less:  Allowance for possible loan losses (Note 4)...    (37,874)    (36,369)
    Loans, net.........................................  2,385,374   2,240,914
  Premises and equipment...............................     51,440      52,145
  Other assets.........................................     68,405      70,064
                                                         ---------   ---------
    Total assets....................................... $3,355,230  $3,284,318
                                                         =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Noninterest-bearing deposits......................... $  498,528  $  589,313
  Interest-bearing deposits............................  2,224,807   2,074,300
                                                          ---------   ---------
    Total deposits..................................... $2,723,335   2,663,613
  Short-term borrowings................................    304,203     315,979
  Accrued expenses and other liabilities...............     28,250      26,278
  Long-term borrowings.................................      3,467       3,866
                                                          ---------   ---------
 Total liabilities..................................... $3,059,255   3,009,736
  Commitments and contingent liabilities...............        ---         ---
  Stockholders' equity
    Preferred stock....................................        ---         ---
    Common stock (Par value $0.01 per share,
      authorized 48,000,000 shares, issued
      15,984,963 and 16,033,440 shares,
      respectively)....................................        160         128






                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS CONTINUED:

                             ASSOCIATED BANC-CORP
                Consolidated Statements of Financial Condition
                                  (Unaudited)

                                                           June 30  December 31
                                                              1995      1994
                                                              (In Thousands)

    Surplus............................................    146,758     147,132
    Retained earnings..................................    148,536     134,182
    Net unrealized gains (losses) on securities
      available for sale...............................      4,406      (2,817)
    Less:  Treasury stock (215,948 and 220,244
      shares at cost)..................................     (3,885)     (4,043)
                                                             -----     -------
    Total stockholders' equity.........................    295,975     274,582
                                                           -------     -------
    Total liabilities and stockholders' equity........  $3,355,230  $3,284,318
                                                         =========   =========




























(See accompanying notes to Consolidated Financial Statements.)


ITEM 1.  FINANCIAL STATEMENTS CONTINUED:

                             ASSOCIATED BANC-CORP
                       Consolidated Statements of Income
                                  (Unaudited)
                                                           For the Three Months
                                                               Ended June 30
                                                               1995      1994
                                                               (In Thousands)

INTEREST INCOME
  Interest and fees on loans............................... $ 52,877     41,158
  Interest and dividends on investment securities:
    Taxable................................................    8,457      7,691
    Tax-exempt.............................................    1,528      1,291
  Interest on deposits in other financial
    institutions...........................................        7        ---
  Interest on federal funds sold and securities
    purchased under agreements to resell...................      281        437
 Interest on trading account securities...................       ---        ---
                                                              ------     ------
    Total interest income                                     63,150     50,577

INTEREST EXPENSE
    Interest on deposits...................................   24,190     15,944
    Interest on short-term borrowings......................    4,226      2,603
    Interest on long-term borrowings.......................       83        100
                                                              ------     ------
     Total interest expense................................   28,499     18,647
                                                              ------     ------
NET INTEREST INCOME........................................   34,651     31,930
Provision for possible loan losses (Note 4)................      790        672
                                                              ------     ------
Net interest income after provision for
  possible loan losses.....................................   33,861     31,258
                                                              ------     ------
NONINTEREST INCOME
  Trust service fees.......................................    5,361      5,125
  Data processing fees.....................................      278        422
  Service charges on deposit accounts......................    2,638      2,787
  Investment securities gains, net.........................      102        157
  Loan servicing fees......................................      896        829
  Residential real estate loan origination fees............      188        247
  Retail investment income.................................      548        432
  Other....................................................    2,496      2,055
                                                              ------     ------
    Total noninterest income...............................   12,507     12,054
                                                              ------     ------
NONINTEREST EXPENSE
  Salaries and employee benefits...........................   15,186     14,474
  Net occupancy expense....................................    2,371      2,144
  Equipment rentals, depreciation and maintenance..........    1,495      1,438



ITEM 1.  FINANCIAL STATEMENTS CONTINUED:

                             ASSOCIATED BANC-CORP
                       Consolidated Statements of Income
                                  (Unaudited)

                                                           For the Three Months
                                                              Ended June 30
                                                               1995      1994
                                                               (In Thousands)

  Data processing expense.................................. $  1,829      1,842
  Stationery and supplies..................................      736        712
  Business development and advertising.....................      737        783
  FDIC expense.............................................    1,475      1,340
  Legal and professional fees..............................      223        263
  Other....................................................    5,383      4,849
                                                              ------     ------
    Total noninterest expense..............................   29,435     27,845
                                                              ------     ------
Income before income taxes.................................   16,933     15,467
Income tax expense.........................................    6,110      5,511
                                                              ------     ------
NET INCOME................................................. $ 10,823   $  9,956
                                                              ------     ------
Per share (Note 5)
  Net income............................................... $   0.69   $   0.63
  Dividends................................................ $   0.22   $   0.22
Weighted average shares outstanding........................   15,767     15,760





















(See accompanying notes to Consolidated Financial Statements.)



ITEM 1.  FINANCIAL STATEMENTS CONTINUED:

                             ASSOCIATED BANC-CORP
                       Consolidated Statements of Income
                                  (Unaudited)
                                                             For the Six Months
                                                                Ended June 30
                                                                1995      1994
                                                                (In Thousands)

INTEREST INCOME
  Interest and fees on loans............................... $ 102,812    79,666
  Interest and dividends on investment securities:
    Taxable................................................    16,964    15,100
    Tax-exempt.............................................     3,017     2,667
  Interest on deposits in other financial
    institutions...........................................        12         2
  Interest on federal funds sold and securities
    purchased under agreements to resell...................       720       853
  Interest on trading account securities...................       ---       ---
                                                              -------    ------
    Total interest income                                     123,525    98,288

INTEREST EXPENSE
    Interest on deposits...................................    45,431    31,327
    Interest on short-term borrowings......................     8,854     4,622
    Interest on long-term borrowings.......................       171       210
                                                              -------    ------
    Total interest expense.................................    54,456    36,159
                                                              -------    ------
NET INTEREST INCOME........................................    69,069    62,129
Provision for possible loan losses (Note 4)................     1,771     1,397
                                                              -------    ------
Net interest income after provision for
  possible loan losses.....................................    67,298    60,732
                                                              -------    ------
NONINTEREST INCOME
  Trust service fees.......................................    10,857    10,094
  Data processing fees.....................................       551       848
  Service charges on deposit accounts......................     5,246     5,487
  Investment securities gains, net.........................       123       196
  Loan servicing fees......................................     1,851     1,646
  Residential real estate loan origination fees............       268       756
  Retail investment income.................................       998     1,019
  Other....................................................     5,145     5,011
                                                              -------    ------
  Total noninterest income.................................    25,039    25,057

NONINTEREST EXPENSE
  Salaries and employee benefits...........................    30,601    29,308
  Net occupancy expense....................................     4,822     4,376
  Equipment rentals, depreciation and maintenance..........     3,056     2,905
  Data processing expense..................................     3,652     3,672

ITEM 1.  FINANCIAL STATEMENTS CONTINUED:

                             ASSOCIATED BANC-CORP
                       Consolidated Statements of Income
                                  (Unaudited)

                                                             For the Six Months
                                                                Ended June 30
                                                                1995      1994
                                                                (In Thousands)

  Stationery and supplies..................................     1,527     1,492
  Business development and advertising.....................     1,602     1,452
  FDIC expense.............................................     2,944     2,685
  Legal and professional fees..............................       464       743
  Other....................................................    10,449     9,694
                                                               ------    ------
  Total noninterest expense................................    59,117    56,327
                                                               ------    ------
Income before income taxes.................................    33,220    29,462
Income tax expense.........................................    11,969    10,095
                                                               ------    ------
NET INCOME................................................. $  21,251    19,367
                                                               ------    ------
Per share (Note 5)
  Net income............................................... $    1.35      1.23
  Dividends................................................ $    0.43      0.42
Weighted average shares outstanding........................    15,764    15,759






















(See accompanying notes to Consolidated Financial Statements.)



ITEM 1.  FINANCIAL STATEMENTS CONTINUED:

                             ASSOCIATED BANC-CORP
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                                               Six Months Ended
                                                                    June 30
                                                                1995     1994
                                                                (In Thousands)

OPERATING ACTIVITIES
  Net income............................................. $   21,251  $ 19,367
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for possible loan losses...................      1,771     1,397
    Depreciation and amortization........................      3,399     3,129
    Amortization of purchased mortgage servicing rights..        266       164
    Amortization of goodwill.............................      1,226       580
    Net amortization and accretion of premiums and
      discounts..........................................        558       (80)
  Gain on sales of investment securities, net............       (123)     (196)
    Increase in interest receivable and other assets.....     (1,793)   (3,135)
    Increase (decrease) in interest payable and other
      liabilities........................................       (756)    4,319
    Amortization of loan fees and costs..................       (801)     (790)
    Purchases of trading account securities..............        (69)     (253)
    Proceeds from sales of trading account securities....         80       263
    Net (increase) decrease in mortgage loans
      acquired for resale................................    (16,842)   36,679
    (Gain) loss on sales of mortgage loans
      held for resale....................................       (171)      142
    Other, net...........................................       (412)      (75)
                                                              ------    ------
Net cash provided by operating activities................   $  7,584   $61,511

INVESTING ACTIVITIES
  Net decrease in federal funds sold and securities
    purchased under agreements to resell.................     40,453    41,380
  Net increase in interest-bearing deposits in other
    financial institutions...............................       (300)      ---
  Purchases of held to maturity securities...............    (55,333) (126,283)
  Purchases of available for sale securities.............    (34,661) ( 69,658)
  Proceeds from sales of available for sale
    securities...........................................         84       ---
  Maturities of held to maturity securities..............     55,120   146,431
  Maturities of available for sale securities............     43,330    51,513
  Net increase in loans..................................   (128,395) (121,488)
  Reductions of other real estate........................      1,050       870
  Purchases of premises and equipment, net of disposals..     (2,587)   (2,241)
  Purchases of mortgage servicing rights.................       (593)     (925)
                                                              ------   -------
Net cash used by investing activities....................   $(81,832) $(80,401)


ITEM 1.  FINANCIAL STATEMENTS CONTINUED:

                             ASSOCIATED BANC-CORP
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                               Six Months Ended
                                                                    June 30
                                                                1995     1994
                                                                (In Thousands)

FINANCING ACTIVITIES
  Net increase (decrease) in deposits....................     59,722   (55,964)
  Net increase (decrease) in short-term borrowings.......    (12,204)   67,619
  Cash dividends.........................................     (6,867)   (6,556)
  Repayments of long-term borrowings.....................        ---      (680)
  Proceeds from exercise of stock options................        661       206
  Purchase of treasury stock.............................       (875)      ---
                                                              ------    ------
Net cash provided by financing activities................   $ 40,437  $  4,625
                                                             -------    ------
Net decrease in cash and cash equivalents................   $(33,811) $(14,265)
Cash and cash equivalents beginning of period............    196,385   157,293
                                                             -------   -------
Cash and cash equivalents at end of period...............   $162,574  $143,028
                                                             =======   =======
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest.............................................   $ 51,426  $ 36,212
    Income taxes.........................................     14,991    10,345
Supplemental schedule of noncash investing activities:
     Loans transferred to other real estate..............   $    408  $    804
     Loans made in connection with the disposition of
       other real estate.................................        167       172
















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

NOTE 3:  INVESTMENT SECURITIES

The amortized cost and fair values of investment securities held to maturity and securities available for sale for the periods indicated were as follows:

                    Investment Securities Held to Maturity
-------------------------------------------------------------------------------
                  (In thousands)                             June 30, 1995
-------------------------------------------------------------------------------
                                                     Amortized Cost  Fair Value
-------------------------------------------------------------------------------
U.S treasury and federal agency securities...........   $173,269      $171,834
Obligations of states and political subdivisions.....    125,951       126,128
Other securities.....................................     61,665        62,195
-------------------------------------------------------------------------------
Total................................................   $360,885      $360,157
===============================================================================
                 (In thousands)                           December 31, 1994
-------------------------------------------------------------------------------
                                                     Amortized Cost  Fair Value
-------------------------------------------------------------------------------
U.S. treasury and federal agency securities..........   $183,524      $174,398
Obligations of states and political subdivisions.....    117,490       115,253
Other securities.....................................     59,958        57,372
-------------------------------------------------------------------------------
Total................................................   $360,972      $347,023
===============================================================================




                    Investment Securities Available for Sale
-------------------------------------------------------------------------------
                 (In thousands)                             June 30, 1995
-------------------------------------------------------------------------------
                                                     Amortized Cost  Fair Value
-------------------------------------------------------------------------------
U.S. treasury and federal agency securities..........   $299,035      $300,941
Other securities.....................................      2,724         7,829
-------------------------------------------------------------------------------
Total................................................   $301,759      $308,770
===============================================================================
                 (In thousands)                           December 31, 1994
-------------------------------------------------------------------------------
                                                     Amortized Cost  Fair Value
-------------------------------------------------------------------------------
U.S. treasury and federal agency securities..........   $308,680      $300,461
Other securities.....................................      1,969         5,442
-------------------------------------------------------------------------------
Total................................................   $310,649      $305,903
===============================================================================

NOTE 4:  ALLOWANCE FOR POSSIBLE LOAN LOSSES

A summary of the changes in the allowance for possible loan losses for the periods indicated is as follows:

                                                      For the Six  For the Year
                                                      Months Ended     Ended
                                                        June 30,   December 31,
                                                          1995          1994
                                                            (In Thousands)

Balance at beginning of period.......................  $ 36,369     $ 33,939
Balance related to acquisitions......................       ---        1,675
Provisions charged to operating expense..............     1,771        2,788
Loan losses net of recoveries........................      (266)      (2,033)
                                                         ------       ------
Balance at end of period.............................  $ 37,874     $ 36,369
                                                         ======       ======

NOTE 5:  PER SHARE COMPUTATIONS

Per share computations are computed based on the weighted average number of common shares outstanding for the three and six months ended June 30, 1995 and 1994. All per share information has been adjusted to reflect the 5 for 4 stock split effected in the form of a stock dividend paid to shareholders on June 15, 1995.








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

All per share information has been adjusted to reflect the 5 for 4 stock split effected in the form of a stock dividend paid to shareholders on June 15, 1995.

EARNINGS

Earnings for the second quarter of 1995 increased 8.7% over 1994 while earnings per share were up 9.5% over the same periods. Earnings for the first six months of 1995 increased 9.7% over the first half of 1994. Earnings per share for the first six months of 1995 increased 9.8% over 1994.

                                  Net Income
                               Quarterly Trends
                               ($ in Thousands)
-------------------------------------------------------------------------------
                               2nd Qtr.  1st Qtr.  4th Qtr.  3rd Qtr.  2nd Qtr.
                                 1995      1995      1994      1994      1994
-------------------------------------------------------------------------------
Net Income                     $10,823   $10,428   $10,704   $10,357   $ 9,956

E.P.S.                             .69       .66       .68       .66       .63

Return on Average
  Equity - Quarter              15.03%    15.30%    15.73%    15.35%    15.28%

Return on Average
  Equity - Year                 15.16%    15.30%    15.31%    15.16%    15.06%

Return on Average
  Assets - Quarter               1.33%     1.32%     1.34%     1.36%     1.34%

Return on Average
  Assets -  Year                 1.32%     1.32%     1.34%     1.34%     1.33%
-------------------------------------------------------------------------------

Return on average assets (ROA) for the second quarter of 1995 was 1.33%, down from 1.34% during the same period last year while ROA for the first half of 1995 declined to 1.32%, compared to 1.33% in the first half of 1994. ROA declined slightly because second quarter 1995 net income grew at a rate of 8.7%, compared with 1994, while average assets grew at 9.9%, resulting in a 1 basis point decrease in ROA. Year-to-date ROA also declined 1 basis point because asset growth outpaced earnings growth. Second quarter ROA improved to 1.33% from 1.32% when comparing the second quarter of 1995 to the first quarter of 1995 because net income increased 3.8% while average assets grew at a 1.5% pace.

Return on average equity (ROE) for the second quarter was 15.03%, down from 15.28% during the same period last year. ROE decreased during the second quarter of 1995 compared to 1994 because average equity grew 10.5% while net income grew at a rate of 8.7%. ROE increased to 15.16% for the first half of 1995 compared to 15.06% for the same period in 1994. Earnings growth of 9.7% outpaced equity growth of 8.9% combined with a decline of $3.2 million in the average balance in the equity component for unrealized gains on securities available for sale resulting in a 10 basis point improvement in year-to-date ROE. Second quarter ROE decreased when compared with the first quarter of 1995 due primarily to the increase in the average balance of the equity component for unrealized gains on securities available for sale of $1.9 million. Without the available for sale equity component, the first half of 1995 ROE would have been 15.20%, compared with an adjusted ROE of 15.28% in the first half of 1994.

NET INTEREST INCOME

Tax equivalent net interest income in the second quarter of 1995 was $35.6 million, an increase of $214,000 or .6% from the first quarter of 1995. The increase from the 1995 first quarter was essentially volume related, but was significantly offset by the changes in rates. Average earning asset volumes increased $49.5 million or 1.6% while average interest bearing liabilities increased $56.7 million or 2.3%. Average loans increased by $75.4 million or 3.3% from the first quarter of 1995 to the second quarter. The rate on earning assets increased 13 basis points while the rate on interest bearing liabilities increased 27 basis points between the two quarters causing a decline in the overall interest rate spread.

Tax equivalent net interest income for the six months ended June 30, 1995, was $71.0 million, reflecting an increase of $6.9 million or 10.8% from the same period in 1994. The increase was essentially volume related, but was significantly offset by the change in rates. Average earning assets grew $293.4 million or 10.7% between the periods. Within the earning asset mix, average loans grew $272.9 million, average securities grew $48.7 million, and average fed funds sold declined $28.3 million. Average interest bearing liabilities increased $261.9 million or 11.9%, of which $216.9 million was due to interest bearing deposits.



















                              Net Interest Income
                              Tax Equivalent Basis
                                ($ in Thousands)
-------------------------------------------------------------------------------
                               2nd Qtr.  1st Qtr.  4th Qtr.  3rd Qtr.  2nd Qtr.
                                 1995      1995      1994      1994      1994
-------------------------------------------------------------------------------
Interest Income                $63,150   $60,375   $58,860   $53,803   $50,577

Tax Equivalent Adjustment          949       968       891       877       953
                                ------    ------    ------    ------    ------
Tax Equivalent Interest Income  64,099    61,343    59,751    54,680    51,530

Interest Expense                28,499    25,957    23,259    20,262    18,647
                                ------    ------    ------    ------    ------
Tax Equivalent Net
  Interest Income              $35,600   $35,386   $36,492   $34,418   $32,883
-------------------------------------------------------------------------------

The net interest margin in the second quarter of 1995 was 4.67% compared to 4.77% in the first quarter of 1995. The decrease in margin since last quarter was primarily due to the decline in interest rate spread. Spread declined 14 basis points due to the greater rise in the cost of funds, which was primarily caused by deposit migration from savings and money market deposits into time deposits.

                              Net Interest Margin
                               Quarterly Trends
                             (Quarterly Info Only)
-------------------------------------------------------------------------------
                               2nd Qtr.  1st Qtr.  4th Qtr.  3rd Qtr.  2nd Qtr.
                                 1995      1995      1994      1994      1994
-------------------------------------------------------------------------------
Yield on Earning Assets          8.41%     8.28%     8.00%     7.70%     7.47%

Cost of Interest
  Bearing Liabilities             4.59      4.32      3.91      3.58      3.36

Interest Rate Spread              3.82      3.96      4.09      4.12      4.11

Net Interest Margin               4.67      4.77      4.88      4.85      4.77

Average Earning Assets
  to Average Assets              93.66     93.50     93.21     93.39     93.21

Free Funds Ratio                 18.47     19.02     20.31     20.23     19.47
-------------------------------------------------------------------------------

The net interest margin for the first half of 1995 was 4.72% compared with 4.72% in 1994. The rate on earning assets increased 97 basis points while the rate on interest bearing liabilities increased 115 basis points. The positive change in net interest margin due to the rise in rates was offset by a decline of 18 basis points in rate spread and a decline in the level of free funds.

              Earning Asset and Interest Bearing Liability Volumes
                               Quarterly Trends
                               ($ in Thousands)
-------------------------------------------------------------------------------
                           2nd Qtr.   1st Qtr.   4th Qtr.   3rd Qtr.   2nd Qtr.
                             1995       1995       1994       1994       1994
-------------------------------------------------------------------------------
Average Loans            $2,375,742 $2,300,378 $2,258,683 $2,144,889 $2,091,148

Average Earning Assets    3,055,387  3,005,849  2,964,312  2,817,301  2,767,586

Average Noninterest
  Bearing Deposits          454,116    476,984    518,818    475,261    452,767

Average Interest
  Bearing Deposits        2,184,141  2,099,330  2,081,248  1,975,756  1,936,636

Average Deposits          2,638,257  2,576,314  2,600,066  2,451,017  2,389,403

Average Interest
  Bearing Liabilities     2,490,932  2,434,265  2,362,311  2,247,432  2,228,628
-------------------------------------------------------------------------------

Second quarter 1995 average loans grew 3.3% since the first quarter of 1995 while interest bearing deposits rose 4%, noninterest bearing deposits declined 4.8%, and short-term borrowings declined 8.4%.

LOAN LOSSES

The loan loss provision for the second quarter of 1995 was $790,000, an increase of $118,000 from the same period in 1994 and $191,000 lower than the first quarter of 1995.

As of June 30, 1995, the allowance for possible loan losses of $37.9 million represented 1.56% of total loans, down from 1.61% at March 31, 1995, and 1.64% at June 30, 1994.


















                      Provision for Possible Loan Losses
                                Quarterly Trends
                                ($ in Thousands)
-------------------------------------------------------------------------------
                                2nd Qtr.  1st Qtr. 4th Qtr.  3rd Qtr.  2nd Qtr.
                                  1995      1995     1994      1994      1994
-------------------------------------------------------------------------------
Provision - Quarter             $   790   $  981   $   729   $   662   $   672

Provision - Year                  1,771      981     2,788     2,059     1,397

Net Charge-offs - Quarter           257        9       670       799       272

Net Charge-offs - Year              266        9     2,033     1,363       564

Allowance at Period End          37,874   37,341    36,369    34,885    34,772

Allowance at Period End Loans     1.56%    1.61%     1.60%     1.59%     1.64%

Net Charge-offs to Average
  Loans (Annualized) - Quarter     .04%     .00%      .12%      .15%      .05%

Net Charge-offs to Average
  Loans (Annualized) - Year        .02%     .00%      .10%      .09%      .05%
-------------------------------------------------------------------------------

Charge-offs for the quarter ending June 30, 1995, of $1.068 million were reduced by recoveries of $811,000, creating net charge-offs of $257,000. This activity compares with first quarter 1995 net charge-offs of $9,000 and fourth quarter 1994 net charge-offs of $670,000. Year-to-date net charge-offs declined $298,000 when compared with the first half of 1994.

The ratio of year-to-date 1995 annualized net charge-offs to average loans was
 .02%, down from .05% in 1994. The ratio is up from .00% when compared with the first quarter of 1995.

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

Total nonperforming loans at June 30, 1995, were $17.1 million, an increase of $3.5 million from March 31, 1995. The ratio of nonperforming loans to total loans at June 30, 1995, was .70% compared to .58% at March 31, 1995, and .97% at June 30, 1994.

                  Non-Performing Loans and Other Real Estate
                               ($ in Thousands)
-------------------------------------------------------------------------------
                                  6/30/95  3/31/95  12/31/94  9/30/94  6/30/94

Non-Accrual Loans                 $15,265  $11,323   $13,111  $15,323  $17,126

Accruing Loans Past Due
  90 Days or More                     649    1,064     1,247    1,496      920

Restructured Loans                  1,158    1,190     1,888    1,721    2,629
                                   ------   ------    ------   ------    -----
Total Non-Performing Loans        $17,072  $13,577   $16,246  $18,540  $20,675

Non-Performing Loans as a
  Percent of Loans                   .70%     .58%      .71%     .85%     .97%

Other Real Estate Owned           $ 1,214  $ 1,327   $ 1,571  $ 1,306  $ 2,128
-------------------------------------------------------------------------------

Impaired loans are defined, by SFAS 114 and SFAS 118 adopted in the first quarter of 1995, as those loans where it is probable that all amounts due according to contractual terms, including principal and interest, will not be collected. The corporation has determined that nonaccrual loans meet the definition. Impaired loans are measured at the fair value of the collateral, if the loan is collateral dependant, or alternatively at the present value of expected future cash flows. Interest income on impaired loans is recognized only at the time that cash is received, unless applied to reduce principal.

At June 30, 1995, the recorded investment in impaired loans totaled $15.3 million. Included in this amount is $10.9 million of impaired loans that do not require a related allowance for possible loan losses and $4.4 million of impaired loans for which the related allowance for possible loan losses totaled $.9 million. The average recorded investment in impaired loans during the six months ended June, 30, 1995, was approximately $13.2 million. Interest income recognized on a cash basis on impaired loans during the first six months of 1995 totaled $304,000.

The following table shows, for those loans accounted for on a non-accrual basis and restructured loans for the six months ended June 30, 1995, the gross interest that would have been recorded if the loans had been current in accordance with their original terms and the amount of interest income that was included in net income for the period.

                                                               For the Six
                                                               Months Ended
                                                               June 30, 1995
                                                             ($ In Thousands)

         Interest income in accordance with original terms        $1,033
         Interest income recognized                                  365
                                                                   -----
         Reduction in interest income                             $  668
                                                                   =====

Potential problem loans are loans where there are doubts as to the ability of the borrower to comply with present repayment terms. The decision of management to place loans in this category does not necessarily mean that the corporation expects losses to occur, but that management recognizes that a higher degree of risk is associated with these performing loans.

                            Potential Problem Loans
                                ($ in Thousands)
-------------------------------------------------------------------------------
                                   6/30/95  3/31/95  12/31/94  9/30/94  6/30/94

Potential Problem Loans            $40,318  $44,061  $51,764   $42,325  $54,282
-------------------------------------------------------------------------------

At June 30, 1995, potential problem loans totaled $40.3 million compared to $51.8 million at the end of 1994. The loans that have been reported as potential problem loans are not concentrated in a particular industry, but rather cover a diverse range of businesses, e.g. communications, wholesale trade, manufacturing, finance/insurance/real estate, and services. Management does not presently expect significant losses for credits in this category.

Other real estate owned totaled to $1.2 million at June 30, 1995, compared with $2.1 million at June 30, 1994.

LOAN CONCENTRATIONS

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. The corporation's loans are widely diversified by borrower, industry group and area. At June 30, 1995, no concentrations existed in the corporation's loan portfolio in excess of 10% of total loans.

Real estate construction loans at June 30, 1995, totaled $120.4 million or only 5% of loans while agricultural loans were 1.1% of total loans.

As of June 30, 1995, the corporation did not have any cross-border outstandings to borrowers in any foreign country where such outstandings exceeded 1% of total assets.

NONINTEREST INCOME

Noninterest income increased 3.8% for the three months ended June 30, 1995, when compared with the same period in 1994, and decreased slightly when compared to the first quarter of 1995. Noninterest income decreased $18,000 or
 .1% during the first six months of 1995 when compared with the same period in 1994.

Trust fees were up 7.6% for the first half of 1995 compared with the same period in 1994. The increase was the result of growth in new business development and consistent investment performance, both contributing to growth in assets under management. Trust fees for the second quarter decreased $135,000 or 2.5% when compared to the first quarter of 1995, but increased 4.6% when compared with the second quarter of 1994.

                               Noninterest Income
                                Quarterly Trends
                                ($ in Thousands)
-------------------------------------------------------------------------------
                           2nd Qtr.   1st Qtr.   4th Qtr.   3rd Qtr.   2nd Qtr.
                             1995       1995       1994       1994       1994
-------------------------------------------------------------------------------
Trust Servicing Fees       $  5,361   $  5,496   $  5,118   $  5,017   $  5,125

Data Processing Fees            278        273        394        432        422

Service Charges on
  Deposit Accounts            2,638      2,608      2,744      2,802      2,787

Investment Security
  Gains, Net                    102         21        ---          6        157

Loan Servicing Fees             896        955        876        913        829

Residential Real Estate
  Loan Origination Fees         188         80        125        146        247

Retail Investment Income        548        450        335        389        432

Other                         2,496      2,649      1,749      1,710      2,055
                             ------     ------     ------     ------     ------
Total                      $ 12,507   $ 12,532   $ 11,341   $ 11,415   $ 12,054
-------------------------------------------------------------------------------

Data processing fees for the first six months of 1995 were 35% lower than the same period in 1994 due primarily to fewer correspondent banks using data processing services.

Service charges on deposits decreased 4.4% for the first half of 1995 compared with the 1994 first half amount. This followed a 3.4% decrease in service charges on deposits when comparing the first quarter of 1995 with the comparable period in 1994. The decrease from the first half of 1994 was largely due to lower service charges and fees on personal accounts partially offset by higher service charges on business accounts. Service charges increased 1.2% when comparing the second quarter of 1995 to the first quarter of 1995.

Net investment security gains recognized in the second quarter of 1995 were $102,000 following net security gains of $21,000 in the first quarter of 1995. Net investment security gains in the first half of 1995 of $123,000 were $73,000 lower than the first half of 1994.

Loan servicing fees were up 12.5% for the first half of 1995 compared with 1994, following an increase of 16.9% in the first quarter of 1995 compared with the same period in 1994.

Residential real estate loan origination fees for the first half of 1995 were down $488,000 from 1994. The majority of the decrease was at the corporation s residential mortgage company where a decrease of $249,000 was due to the continued reduction in loan originations during the second half of 1994, which carried into 1995. During the second quarter of 1995, origination fees increased $108,000 to $188,000 when compared with the first quarter of 1995. The increase occurred when interest rates began to decline during the second quarter of this year.

Retail investment income decreased $21,000 or 2.1% during the first half of 1995 compared to the same period in 1994. Retail investment income for the second quarter of 1995 increased $98,000 or 21.8% over the first quarter of 1995.

Other noninterest income increased $134,000 in the first half of 1995 compared with the same period in 1994 following a decline of $307,000 in the first quarter of 1995 compared with 1994. Other noninterest income decreased $153,000 when comparing the second quarter of 1995 to the first quarter of 1995. This quarter to quarter decrease resulted from a $350,000 decline in the amount of insurance recoveries at a subsidiary bank which was partially offset by an increase in underwriting fee income at the corporation s residential mortgage company of $99,000 due to higher origination volumes.

Miscellaneous underwriting fees income decreased $138,000 from the first half of 1994. During the first half of 1995, a subsidiary bank had a $700,000 insurance recovery and a $350,000 insurance recovery from previous lawsuits while in the first half of 1994 the parent company recognized $1 million in insurance proceeds on a key-man life insurance policy.

NONINTEREST EXPENSE

Total noninterest expense increased 5.0% for the first half of 1995 when compared with the same period in 1994 and was .8% lower when comparing the second quarter of 1995 with the first quarter of 1995.

Salaries and employee benefits were up 4.4% or $1.3 million over the first half of 1994, with much of the increase due to the branch office acquisitions in late 1994. Salaries and commissions were up $1.3 million over 1994, an increase of 5.8%. Deferred compensation expense declined $441,000 during the same period. Salaries and employee benefits were $229,000 lower during the second quarter of 1995 than during the first quarter of 1995.

Profit sharing, retirement savings, and pension expenses showed an increase of $158,000 or 6.6% for the first half of 1995 compared with 1994.

Health insurance expenses increased $145,000 or 12.0% over the first half of 1994 while social security expense was up $131,000 or 8.0%.

                              Noninterest Expense
                               Quarterly Trends
                               ($ in Thousands)
------------------------------------------------------------------------------
                           2nd Qtr.   1st Qtr.   4th Qtr.   3rd Qtr.   2nd Qtr.
                             1995       1995       1994       1994       1994
-------------------------------------------------------------------------------
Salaries and Employee
  Benefits                 $15,186    $15,415    $15,383    $14,735    $14,474

Net Occupancy Expense        2,371      2,451      2,223      2,119      2,144

Equipment Rentals,
  Depreciation and
  Maintenance                1,495      1,561      1,630      1,503      1,438

Data Processing Expense      1,829      1,823      1,947      1,870      1,842

Stationery and Supplies        736        791        728        630        712

Business Development and
  Advertising                  737        865        660        576        783

FDIC Expense                 1,475      1,469      1,415      1,335      1,340

Legal and Professional Fees    223        241        230        391        263

Other                        5,383      5,066      5,219      4,897      4,849
                            ------     ------     ------     ------     ------
Total                      $29,435    $29,682    $29,435    $28,056    $27,845
-------------------------------------------------------------------------------

Net occupancy expense increased 10.2% or $446,000 in the first half of 1995 compared with the same period in 1994. This followed a 9.8% increase in the first quarter of 1995 over 1994. The increase during the first half of 1995 was primarily a result of the branch office acquisitions.

Equipment rentals and depreciation increased $151,000 in the first half of 1995 compared with the same period in 1994. The increase is primarily due to higher depreciation expense.

Data processing expense decreased $20,000 during the first half of 1995 compared with the same period in 1994.

Business development and advertising expense was up 10.3% in the first half of 1995 compared to 1994 following a 29.3% increase in the first quarter of 1995 compared with 1994. The first half of 1995 increase over 1994 was primarily at two of the corporation s larger bank subsidiaries.

Legal and professional fees decreased 37.6% or $279,000 for the first half of 1995 compared with the same period in 1994 primarily at the parent company.

Other noninterest expense increased 7.8% or $755,000 in the first half of 1995 compared with 1994, following a 4.6% increase in the first quarter of 1995 compared with the same period in 1994.

Gains on sale of ORE increased $466,000 in the first half of 1995 compared with the same period in 1994, which reflected a decrease in other noninterest expense.

Net gains on loans sold totaled $171,000 in the first half of 1995 compared with net losses of $142,000 in the same period in 1994. The overall change of $131,000 created a decrease in other noninterest expense.

Amortization of branch purchase premium intangibles totaled $684,000 in the first half of 1995 compared with no similar expenses in the same period in 1994.

Repo and foreclosure expense declined $288,000 for the first half of 1995 compared with 1994.

Other miscellaneous expense decreased $285,000 for the first half of 1995 compared with 1994. There also were less significant increases in a variety of other miscellaneous expense categories.

The efficiency ratio improved to 61.32% for the second quarter of 1995 compared with 62.18% for the same period last year. The ratio decreased during the second quarter of 1995 compared with 61.97% for the first quarter of 1995. The year-to-date efficiency ratio improved to 61.64% for the first half of 1995 compared to 64.07% in the same period in 1994. The improvement for each of the three comparative periods was primarily due to the tax-equivalent net interest income growth outpacing recurring noninterest expense growth.














                                Expense Control
                                Quarterly Trends
-------------------------------------------------------------------------------
                           2nd Qtr.   1st Qtr.   4th Qtr.   3rd Qtr.   2nd Qtr.
                             1995       1995       1994       1994       1994
-------------------------------------------------------------------------------
Efficiency Ratio
  - Quarter                 61.32%     61.97%     61.54%     61.22%     62.18%
Efficiency Ratio
  - Year                    61.64%     61.97%     62.68%     63.09%     64.07%

Expense Ratio
  - Quarter                  2.23%      2.29%      2.44%      2.36%      2.30%
Expense Ratio
  - Year                     2.26%      2.29%      2.39%      2.37%      2.37%
-------------------------------------------------------------------------------

The expense ratio improved to 2.23% for the second quarter of 1995 compared to 2.30% and 2.29% at the second quarter of 1994 and the first quarter 1995. The year-to-date expense ratio for 1995 improved to 2.26%, compared to 2.37% for the same period in 1994. The improvement between the comparative periods ratios was due to the growth of average earning assets outpacing the growth of recurring noninterest expense.

INCOME TAXES

Income tax expense increased 18.6% in the first half of 1995 compared with the same period in 1994. The first half 1994 effective rate was affected by the $1 million nontaxable life insurance proceeds recognized. Adjusted for the insurance proceeds, the first half 1994 effective tax rate was 35.5%, compared to the first half 1995 effective rate of 36.0%. Tax expense in the first half of 1995 was primarily affected by a higher level of book taxable income and a lower level of tax-exempt income.

                               Income Tax Expense
                                Quarterly Trends
                                ($ in Thousands)
-------------------------------------------------------------------------------
                           2nd Qtr.   1st Qtr.   4th Qtr.   3rd Qtr.   2nd Qtr.
                             1995       1995       1994       1994       1994
-------------------------------------------------------------------------------
Income Before Taxes        $16,933    $16,287    $16,778    $16,238    $15,467
                            ======     ======     ======     ======     ======
State Tax Expense          $ 1,007    $   995    $ 1,038    $   929    $   937

Federal Tax Expense          5,103      4,864      5,036      4,952      4,574
                            ------     ------     ------     ------     ------
Total Income Tax Expense     6,110      5,859      6,074      5,881      5,511

Effective Tax Rate           36.1%      36.0%      36.2%      36.2%      35.6%
------------------------------------------------------------------------------



BALANCE SHEET

Consolidated assets totaled $3.36 billion as of June 30, 1995, up 11.9% from one year ago. Loans, net of unearned income, were $2.4 billion as of June 30, 1995, up 14.2% from the $2.1 billion of a year earlier. Total deposits at June 30, 1995, were $2.7 billion, an increase of 14.6% from one year ago.

Total assets at June 30, 1995, increased by $70.9 million from December 31, 1994. The change in assets during the six-month period was affected by a $23.8 million decline in cash and due from banks. Fed funds sold decreased $40.5 million since the end of last year while loans increased $146.0 million. Investment securities increased $2.8 million during the same period.

Total period-end deposits increased by $59.7 million during the first half of 1995. The change was comprised of a $150.5 million increase in interest bearing deposits and a $90.8 million decrease in noninterest bearing deposits. The interest bearing deposits change included a $99.9 million increase in retail brokered deposits.

End-of-period short-term borrowings decreased $11.8 million since December 31, 1994.

Since the first quarter of 1995, the most significant changes in average balance sheet composition that provided sources of funds were an $84.8 million increase in interest-bearing deposits, a $13.9 million decrease in investment securities, and a decrease in fed funds sold of $12.1 million. Significant changes in average balance sheet composition that used funds were an $75.4 million increase in loans, a $22.9 million decrease in noninterest bearing deposits, and a $27.9 million decrease in short-term borrowings.

The ratio of average loans to average deposits during the first half of 1995 was 89.7% compared with 86.7% in the first half of 1994. Year-to-date 1995 average earning assets were 93.6% of average total assets, up slightly from the year-to-date ratio of 93.5% in 1994.

The most significant changes in the period end balance sheet comparing June 30, 1995, to March 31, 1995, included a $28.4 million increase in cash and due from banks, a $99.3 million increase in loans, a $20.7 million increase in noninterest bearing deposits, a $147.6 million increase in interest bearing deposits, and a $49.9 million decline in short-term borrowings.

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

Deposit growth is the primary source of liquidity at the banking subsidiaries. As a financing activity in the first six months' 1995 Consolidated Statements of Cash Flows, deposits reflected a net cash inflow of $59.7 million from the end of 1994.

Within the investing activities cash flows, maturities of securities during the first half of 1995 totaled $98.5 million. As of June 30, 1995, the securities portfolio contained $299 million at amortized cost of U.S. treasury and federal agency securities available for sale, representing 45.1% of the total securities portfolio. These government securities are highly marketable and had a market value equal to 100.6% of amortized cost at quarter end. Additionally, $173.3 million at amortized cost of U.S. Treasury and federal agency securities that are held to maturity, are available, if necessary, as a source of liquidity. These securities had a quarter-end market value of $171.8 million or 99.2% of amortized cost.

Money market assets, consisting of federal funds sold and interest-bearing deposits in other financial institutions, averaged $24.8 million in the first six months of 1995 compared to $53 million during the same period in 1994. Being short-term and liquid by nature, money market assets generally provide a lower yield than other earning assets. The corporation has a strategy of maintaining a sufficient level of liquidity to accommodate fluctuations in funding sources and will periodically take advantage of specific opportunities to temporarily invest excess funds at narrower than normal rate spreads while still generating additional net interest income. At June 30, 1995, the corporation had $17.8 million outstanding in short-term money market assets, serving as an essential source of liquidity. The amount at quarter end represents .5% of total assets compared to .4% at March 31, 1995.

Within the classification of short-term borrowings at June 30, 1995, federal funds purchased and securities sold under agreements to repurchase totaled $236.1 million compared with $302.7 million at March 31, 1995, and $271.3 million at the end of 1994. Federal funds are purchased from a sizeable network of correspondent banks while securities sold under agreements to repurchase are obtained from a base of individual, business and public entity customers.

The aggregate subsidiary liquidity resources were sufficient in the first half of 1995 to fund the growth in loans and meet other needs for cash when necessary. As of June 30, 1995, there were no material commitments for capital expenditures, i.e. to purchase fixed assets.

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

Liquidity is also necessary at the parent company level. The parent company's primary sources of funds are dividends and service fees from subsidiaries, borrowings and proceeds from the issuance of equity. The parent company manages its liquidity position to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries and satisfy other operating requirements. Dividends received from subsidiaries totaled $11 million in the first half of 1995 and will continue to be the parent's main source of long-term liquidity. The dividends from subsidiaries were used to pay cash dividends to the corporation s shareholders of $6.9 million, to reduce short-term borrowings by $.5 million, to purchase investment securities of $.8 million, to make a $.5 million capital contribution to a bank subsidiary, and to purchase treasury stock for $.9 million in the first half of 1995. Payments of $.4 million of original long-term borrowings were made during the first half of 1995.

At June 30, 1995, the parent company had $100 million of established lines of credit with non-affiliated banks, of which $39.2 million was in use. Of the amount in use, the parent company downstreamed $33.7 million to the corporation s residential and commercial mortgage banking subsidiaries and leasing company for their use in funding loans and leases. The parent company also has access to funds from the issuance of the corporation s commercial paper, although such funds are also downstreamed to the nonbank subsidiaries. Commercial paper outstanding at June 30, 1995, totaled $9.4 million.

The parent company's long-term debt to equity ratio at June 30, 1995, was 1.2%, compared with 1.4% at December 31, 1994.

Management believes that, in the current economic environment, the corporation's subsidiary and parent company liquidity positions are adequate. There are no known trends nor any known demands, commitments, events or uncertainties that will result or are reasonably likely to result in a material increase or decrease in the corporation s liquidity.

CAPITAL

Stockholders' equity at June 30, 1995, increased 12.1% to $296 million or $18.77 per share compared with $264.1 million or $16.76 per share one year ago. Capital continues to be strong, representing 8.82% of total assets as of June 30, 1995. Quarter-end capital includes a positive $4.4 million equity component compared with a positive $827,000 component at June 30, 1994 related to unrealized gains/losses on securities available for sale. Without the equity component, the ratio of June 30, 1995, equity to assets would be 8.71% compared with adjusted equity of 8.79% one year ago.

















                                    Capital
                               Quarterly Trends
                               ($ in Thousands)
-------------------------------------------------------------------------------
                           2nd Qtr.   1st Qtr.   4th Qtr.   3rd Qtr.   2nd Qtr.
                             1995       1995       1994       1994       1994
-------------------------------------------------------------------------------
Stockholders  Equity       $295,975   $284,315   $274,582   $270,434   $264,133

Average Equity to
  Average Assets              8.85%      8.60%      8.49%      8.87%      8.80%

Equity to Assets
  - Period End                8.82%      8.81%      8.36%      8.78%      8.81%

Tier 1 Capital to
  Risk Weighted Assets
  - Period End               10.47%     10.61%     10.35%     11.24%     11.51%

Total Capital to
  Risk Weighted Assets
  - Period End               11.73%     11.88%     11.62%     12.51%     12.79%

Tier 1 Leverage Ratio
  - Period End                8.16%      8.04%      7.89%      8.53%      8.52%

Market Value Per Share
  - Period End                30.38      28.90      28.40      28.20      30.00

Book Value Per Share
  - Period End                18.77      18.05      17.42      17.15      16.76

Market Value Per Share
  to Book Value Per Share    161.9%     160.1%     163.0%     164.4%     179.0%

Dividends Per Share
  - This Quarter                .22        .22        .22        .22        .22

Dividends Per Share
  - Year to Date                .43        .22        .85        .63        .42

Earnings Per Share
  - This Quarter                .69        .66        .68        .66        .63

Earnings Per Share
  - Year to Date               1.35        .66       2.57       1.89       1.23

Dividend Payout Ratio
  - This Quarter             31.88%     33.33%     32.35%     33.33%     34.92%

Dividend Payout Ratio
  - Year to Date             31.85%     33.33%     33.07%     33.33%     34.15%
-------------------------------------------------------------------------------


Net income in the second quarter of 1995 was $10.8 million while dividends paid to the corporation s shareholders amounted to $3.5 million. Net income for the first half of 1995 was $21.3 million while dividends paid were $6.9 million. Equity decreased $214,000 from the effects of stock option and treasury stock activity during the first half of 1995.

Cash dividends during the second quarter were $.22 per share, the same as the cash dividends per share for the second quarter of 1994. Cash dividends during the first half of 1995 were $.43 per share, up 2.4% from the first half of 1994. The year-to-date dividend payout ratio represents 31.9% of 1995 earnings per share.

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

As of June 30, 1995, the corporation's tier 1 risk-based capital ratio, total risk-based capital (tier 1 and tier 2) ratio and tier 1 leverage ratio were well in excess of regulatory minimums. Management of the corporation expects to continue to exceed the minimum standards in the future.

Similar capital guidelines are also required of the individual banking subsidiaries of the corporation. As of June 30, 1995, each banking subsidiary exceeded the minimum ratios for tier 1 capital, total capital and the tier 1 leverage ratio.

Management actively reviews capital strategies for the corporation and each of its subsidiaries to ensure that capital levels are appropriate based on the perceived business risks, future growth opportunities, industry standards and regulatory requirements.

RECENT DEVELOPMENTS

On July 1, 1995, the corporation completed the cash acquisition of a privately owned mortgage company in suburban Chicago. The mortgage company acquisition provided an additional approximately $535 million in mortgage loan servicing. The acquisition will be accounted for as a purchase.

On August 3, 1995, the corporation acquired GN Bancorp, Chicago, in a stock-for-stock merger transaction. GN is the parent company of the $130 million Gladstone-Norwood Trust & Savings Bank, with two offices located in northwest Chicago. The acquisition will be accounted for as a pooling-of-interests.










                             ASSOCIATED BANC-CORP
                         PART II - OTHER INFORMATION

Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The corporation held its Annual Meeting of Shareholders on April 26, 1995. Proxies were solicited by corporation management pursuant to Regulation 14A under the Securities Exchange Act of 1934.

         (b) Directors elected at the Annual Meeting were Robert Feitler, Robert C. Gallagher, and John C. Meng. Directors continuing in office after the meeting were Harry B. Conlon, Ronald R. Harder, John S. Holbrook, Jr., William R. Hutchinson, James F. Janz, William J. Lawson and J. Douglas Quick.

         (c) The matters voted upon and the results of the voting were as follows:

              (i) Election of the below-named nominees to the Board of Directors of the corporation:

                                             For             Withheld

                   All Nominees        10,143,640.5470     28,321.3940

                   By Nominee:

                   Feitler             10,114,885.3870     28,755.1600

                   Gallagher           10,114,648.9140     28,991.6330

                   Meng                10,115,319.1530     28,321.3940

            (ii) Ratification of the selection of KPMG Peat Marwick as independent certified public accountants for the corporation for the year ending December 31, 1995.

                         For               Against            Abstain

                   10,041,996.0400       25,166.5690        76,477.9380

         (d)   Not applicable.












                             ASSOCIATED BANC-CORP
                          PART II - OTHER INFORMATION




ITEM 6:  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         (11) Statements re Computation of Per Share Earnings

(b)      Reports on Form 8-K:

         There were no reports on Form 8-K filed for the six months ended June 30, 1995.







































                             ASSOCIATED BANC-CORP
                                 EXHIBIT (11)
                Statement Re Computation of Per Share Earnings


                                              June 30, 1995       June 30, 1994

As Reported:

Net income                                    $ 21,250,595         $ 19,367,047
Weighted average common shares
  outstanding                                   15,764,344           15,758,851
Net income per share                          $       1.35         $       1.23

Primary:

Net income                                    $ 21,250,595         $ 19,367,047
Weighted average common shares
  outstanding                                   15,764,344           15,758,851
Common stock equivalents                           181,936              169,888
  Adjusted weighted average common
  shares outstanding                            15,946,280           15,928,739
Net income per share                          $       1.33         $       1.22

Fully Diluted:

Net income                                    $ 21,250,595         $ 19,367,047
Weighted average common shares
  outstanding                                   15,764,344           15,758,851
Common stock equivalents                           200,515              205,770
Adjusted weighted average common
  shares outstanding                            15,964,859           15,964,621
Net income per share                          $       1.33         $       1.21


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

                                            ASSOCIATED BANC-CORP
                                            (Registrant)

Date:  August 11, 1995
                                            /s/ Harry B. Conlon
                                            -----------------------------------
                                            Harry B. Conlon
                                            Chairman & Chief Executive Officer

Date:  August 11, 1995
                                            /s/ Joseph B. Selner
                                            -----------------------------------
                                            Joseph B. Selner
                                            Principal Financial Officer

                               INDEX TO EXHIBITS

    Exhibit No.

      (11)      Computations of Earnings Per Share and Average
                Number of Common Shares Outstanding