Form 10-Q/A
period 1995-06-30
ASSOCIATED BANC-CORP
filed 1995-10-04
CIK 7789

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                  FORM 10-Q/A

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

         (27) Financial Data Schedule

(b)      Reports on Form 8-K:

         There were no reports on Form 8-K filed for the six months ended June 30, 1995.
                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            ASSOCIATED BANC-CORP
                                            (Registrant)

Date:  October 4, 1995
                                            /s/ Harry B. Conlon
                                            -----------------------------------
                                            Harry B. Conlon
                                            Chairman & Chief Executive Officer

Date:  October 4, 1995
                                            /s/ Joseph B. Selner
                                            -----------------------------------
                                            Joseph B. Selner
                                            Principal Financial Officer

                               INDEX TO EXHIBITS

    Exhibit No.

      (11)      Computations of Earnings Per Share and Average
                Number of Common Shares Outstanding

      (27)      Financial Data Schedule