Form 10-Q
period 1995-09-30
ASSOCIATED BANC-CORP
filed 1995-11-14
CIK 7789

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                  FORM 10-Q

(Mark One)

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----------                      EXCHANGE ACT OF 1934
                    For the quarterly period ended September 30, 1995

                                        OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----------                      EXCHANGE ACT OF 1934
            For the transition period from            to

                        Commission file number 0-5519

                             Associated Banc-Corp
            (Exact name of registrant as specified in its charter)

                    Wisconsin                          39-1098068
        (State or other jurisdiction of     (IRS employer identification no.)
         incorporation or organization)

             112 North Adams Street, Green Bay, Wisconsin    54301
             (Address of principal executive offices)     (Zip code)

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

                                    Yes    X    No
                                        -------    -------

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant's common stock, par value $0.01 per share, at September 30, 1995, was 16,501,225 shares.





                            ASSOCIATED BANC-CORP
                             TABLE OF CONTENTS




PART I.     Financial Information

            Item 1.  Financial Statements:

                     Consolidated Statements of Financial Condition - September 30, 1995 and December 31, 1994

                     Consolidated Statements of Income -
                     Three and Nine Months Ended September 30, 1995
                     and 1994

                     Consolidated Statements of Cash Flows -
                     Nine Months Ended September 30, 1995 and 1994

                     Notes to Consolidated Financial Statements

            Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations

PART II.    Other Information


            Item 6.  Exhibits and Reports on Form 8-K

Signatures























                        PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

                            ASSOCIATED BANC-CORP
               Consolidated Statements of Financial Condition
                                (Unaudited)
                                                  September 30      December 31
                                                      1995             1994
                                                      ----             ----
                                                         (In Thousands)
ASSETS
     Cash and due from banks                      $   152,139       $  204,578
     Interest-bearing deposits in
       other financial institutions                       650              300
     Federal funds sold and securities
       purchased under agreements to resell            17,750           57,635
     Trading account securities                           ---              ---
     Investment securities:  (Note 3)
     Held to maturity (Fair value of
       approximately $394,000 and $377,000 at
       September 30, 1995, and
       December 31, 1994, respectively)               394,187          391,865
     Available for sale-stated at fair value          333,109          338,393
     Loans, net of unearned income                  2,539,574        2,334,086
     Less:  Allowance for possible loan losses
            (Note 4)                                  (39,197)         (37,963)
                                                    ---------        ---------
            Loans, net                              2,500,377        2,296,123
     Premises and equipment                            55,332           56,648
     Other assets                                      86,840           72,788
                                                    ---------        ---------
       Total assets                                $3,540,384       $3,418,330
                                                    ---------        ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
     Noninterest-bearing deposits                     508,483          612,587
     Interest-bearing deposits                      2,373,029        2,167,439
                                                    ---------        ---------
       Total deposits                               2,881,512        2,780,026
     Short-term borrowings                            302,489          321,454
     Accrued expenses and other liabilities            37,853           27,338
     Long-term borrowings                               3,467            3,866
                                                    ---------        ---------
     Total liabilities                              3,225,321       $3,132,684
     Commitments and contingent liabilities               ---              ---
     Stockholders' equity
       Preferred stock                                    ---              ---








PART I.     Financial Information

                                                  September 30      December 31
                                                      1995             1994
                                                      ----             ----
                                                         (In Thousands)

     Common stock (Par value $0.01 per share,
     authorized 48,000,000 shares,
     issued 16,728,061 and 16,714,820 shares,
     respectively)                                        167              135
     Surplus                                          151,904          152,486
     Retained earnings                                162,983          140,187
     Net unrealized gains (losses) on
       securities available for sale                    4,245           (3,119)
     Less:  Treasury stock (226,836 and
            220,244 shares at cost)                    (4,236)          (4,043)
                                                      -------          -------
       Total stockholders' equity                     315,063          285,646
                                                      -------          -------
     Total liabilities and stockholders' equity    $3,540,384       $3,418,330
                                                    =========        =========

























(See accompanying notes to Consolidated Financial Statements.)







ITEM 1.  Financial Statements continued:

                            ASSOCIATED BANC-CORP
                     Consolidated Statements of Income
                                (Unaudited)

                                     For the Three Months   For the Nine Months
                                      Ended September 30     Ended September 30
                                       1995        1994       1995        1994
                                       ----        ----       ----        ----
                                        (In Thousands)         (In Thousands)

INTEREST INCOME
  Interest and fees on loans         $55,957     $45,605   $161,365    $127,986
  Interest and dividends on
    investment securities:
    Taxable                            9,196       8,425     27,794      24,725
    Tax-exempt                         1,610       1,282      4,715       4,086
  Interest on deposits in other
    financial institutions                19          12         31          28
  Interest on federal funds sold
    and securities purchased under
    agreements to resell                 726         594      1,567       1,513
  Interest on trading account
    securities                           ---         ---        ---         ---
                                      ------      ------     ------     -------
    Total interest income             67,508      55,918    195,472     158,338

INTEREST EXPENSE
  Interest on deposits                26,343      17,992     73,392      50,697
  Interest on short-term
    borrowings                         4,153       2,951     13,125       7,725
  Interest on long-term borrowings        79          96        250         306
                                      ------      ------     ------      ------
    Total interest expense            30,575      21,039     86,767      58,728
                                      ------      ------     ------      ------
NET INTEREST INCOME                   36,933      34,879    108,705      99,610
  Provision for possible loan
    losses (Note 4)                      672         582      2,368       1,529
                                      ------      ------    -------      ------
  Net interest income after
    provision for possible loan
    losses                            36,261      34,297    106,337      98,081
                                      ------      ------    -------      ------
NONINTEREST INCOME
  Trust service fees                   5,460       5,030     16,346      15,152
  Data processing fees                   366         432        917       1,280
  Service charges on deposit
    accounts                           2,863       2,953      8,384       8,774
  Investment securities gains, net        92           6        215         202
  Loan servicing fees                  1,293         913      3,144       2,559





ITEM 1.  Financial Statements continued:

                                     For the Three Months   For the Nine Months
                                      Ended September 30     Ended September 30
                                       1995        1994       1995        1994
                                       ----        ----       ----        ----
                                        (In Thousands)         (In Thousands)

  Residential real estate loan
    origination fees                     512         146        780         902
  Retail investment income               514         389      1,512       1,408
  Other                                2,716       1,968      8,034       7,186
                                      ------      ------     ------      ------
    Total Noninterest income          13,816      11,837     39,332      37,463
                                      ------      ------     ------      ------
NONINTEREST EXPENSE
  Salaries and employee benefits      16,655      15,316     48,454      45,739
  Net occupancy expense                2,508       2,190      7,535       6,770
  Equipment rentals, depreciation
    and maintenance                    1,571       1,565      4,729       4,589
  Data processing expense              1,984       1,912      5,720       5,675
  Stationery and supplies                713         649      2,274       2,174
  Business development and
    advertising                          692         605      2,367       2,121
  FDIC expense                            46       1,409      3,118       4,240
  Legal and professional fees            396         488      1,002       1,355
  Other                                6,210       5,353     17,033      15,621
                                       -----      ------     ------      ------
    Total Noninterest expense         30,775      29,487     92,232      88,284

Income before income taxes            19,302      16,647     53,437      47,260
Income tax expense                     7,094       6,010     19,315      16,532
                                      ------      ------     ------      ------
NET INCOME                           $12,208     $10,637    $34,122     $30,728
                                      ------      ------     ------      ------
Per share (Note 5)
  Net income                            $.74        $.64      $2.07       $1.87
  Dividends                             $.27        $.22       $.70        $.63
Weighted average shares outstanding   16,501      16,501     16,503      16,476


(See accompanying notes to Consolidated Financial Statements.)












ITEM 1.  Financial Statements continued:

                            ASSOCIATED BANC-CORP
                  Consolidated Statements of Cash Flows
                              (Unaudited)

                                                              Nine Months Ended
                                                                September 30,
                                                               1995       1994
                                                                (In Thousands)
OPERATING ACTIVITIES
  Net income                                                 34,122     30,728
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for possible loan losses                        2,368      1,529
    Depreciation and amortization                             5,229      4,901
    Amortization of purchased mortgage servicing rights         769        251
    Amortization of goodwill                                  1,890        882
    Net amortization and accretion of premiums and
      discounts                                                 656        212
    Gain on sales of investment securities, net                (215)      (202)
    Increase in interest receivable and other assets         (9,175)    (3,531)
    Increase (decrease) in interest payable and
      other liabilities                                       8,867      6,969
    Amortization of loan fees and costs                      (1,264)    (1,207)
    Purchases of trading account securities                    (171)      (253)
    Proceeds from sales of trading account securities           214        273
    Net (increase) decrease in mortgage loans
      acquired for resale                                   (12,132)    36,787
    (Gain) loss on sales of mortgage loans held
      for resale                                               (353)       (66)
    Other, net                                                 (437)       (32)
                                                             ------     ------
Net cash provided by operating activities                    30,368     77,241

INVESTING ACTIVITIES
  Net decrease in federal funds sold and securities
    purchased under agreements to resell                     39,885     71,566
  Net increase in interest-bearing deposits in other
    financial institutions                                     (350)      (325)
  Purchases of held to maturity securities                  (81,960)  (214,559)
  Purchases of available for sale securities                (61,290)  (112,193)
  Proceeds from sales of available for
    sale securities                                           2,080          0
  Maturities of held to maturity securities                  79,288    220,370
  Maturities of available for sale securities                76,332     65,802
  Net increase in loans                                    (193,376)  (165,319)
  Reductions of other real estate                             1,906      2,643
  Purchases of premises and equipment, net of disposals      (3,645)    (4,578)
  Purchases of mortgage servicing rights                     (5,978)    (1,150)
  Purchases of bank, net of cash acquired                      (747)       788
  Payments for other real estate addition                        (9)       ---
                                                            -------     ------
Net cash used by investing activities                      (147,864)  (136,955)

ITEM 1.  Financial Statements continued:
                                                              Nine Months Ended
                                                                September 30,
                                                               1995       1994
                                                                (In Thousands)

FINANCING ACTIVITIES
  Net increase (decrease) in deposits                       101,486      2,829
  Net increase (decrease)
    in short-term borrowings                                (24,761)    42,269
  Cash dividends                                            (11,326)    (9,961)
  Repayments of long-term borrowings                            401       (680)
  Proceeds from exercise of stock options                     1,342      1,037
  Purchase of treasury stock                                  2,085          0
                                                             ------     ------
Net cash provided by financing activities                    65,057     35,494
Net decrease in cash and cash equivalents                   (52,539)   (24,220)
Cash and cash equivalents beginning of period               204,578    164,167
Cash and cash equivalents at end of period                  152,139    139,947

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                 80,598     55,878
    Income taxes                                             23,263     16,161
Supplemental schedule of noncash investing
  activities:
  Loans transferred to other real estate                      1,077      1,623
  Loans made in connection with the disposition
    of other real estate                                        167        248

(See accompanying notes to Consolidated Financial Statements.)
























ITEM 1.  Financial Statements continued:

                            ASSOCIATED BANC-CORP
                 Notes to Consolidated Financial Statements

NOTE 1:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly Associated Banc-Corp's financial position, results of its operations and cash flows for the periods presented. All information presented has also been restated for the merger of GN Bancorp with and into Associated, which was accounted for as a pooling of interests, on August 3, 1995. On July 5, 1995, Associated acquired Great Northern Mortgage Corporation in a transaction accounted for as a purchase. Accordingly, Great Northern Mortgage's financial information has only been included since the date of acquisition.

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

NOTE 3:  INVESTMENT SECURITIES

The amortized cost and fair values of investment securities held to maturity and securities available for sale for the periods indicated were as follows:

                    Investment Securities Held to Maturity
-------------------------------------------------------------------------------
               (In thousands)                       September 30, 1995
-------------------------------------------------------------------------------
                                              Amortized Cost       Fair Value
-------------------------------------------------------------------------------
U.S. treasury and federal
  agency securities                           $   200,356        $  198,749
Obligations of states and
  political subdivisions                          129,550           130,116
Other securities                                   64,281            64,770
-------------------------------------------------------------------------------
Total                                         $   394,187        $  393,635
===============================================================================







ITEM 1.  Financial Statements continued:

                   Investment Securities Held to Maturity
-------------------------------------------------------------------------------
               (In thousands)                       December 31, 1994
-------------------------------------------------------------------------------
                                              Amortized Cost      Fair Value
-------------------------------------------------------------------------------
U.S. treasury and federal
  agency securities                             $ 206,072          $ 195,920
Obligations of states and
  political subdivisions                          121,143            118,887
Other securities                                   64,650             61,722
-------------------------------------------------------------------------------
Total                                           $ 391,865          $ 376,529
===============================================================================

                   Investment Securities Available for Sale
-------------------------------------------------------------------------------
               (In thousands)                       September 30, 1995
-------------------------------------------------------------------------------
                                              Amortized Cost       Fair Value
-------------------------------------------------------------------------------
U.S. treasury and federal
  agency securities                             $ 323,658          $ 324,761
Other securities                                    2,725              8,348
-------------------------------------------------------------------------------
Total                                           $ 326,383          $ 333,109
===============================================================================

               (In thousands)                       December 31, 1994
-------------------------------------------------------------------------------
                                              Amortized Cost       Fair Value
-------------------------------------------------------------------------------
U.S. treasury and federal
  agency securities                             $ 341,627          $ 332,951
Other securities                                    1,969              5,442
-------------------------------------------------------------------------------
Total                                           $ 343,596          $ 338,393
===============================================================================














NOTE 4:  ALLOWANCE FOR POSSIBLE LOAN LOSSES

A summary of the changes in the allowance for possible loan losses for the periods indicated is as follows:

-------------------------------------------------------------------------------
                                                  For the Nine   For the Year
                                                  Months Ended       Ended
                                                  September 30,  December 31,
                                                       1995          1994
-------------------------------------------------------------------------------
                                                         (In Thousands)
-------------------------------------------------------------------------------
Balance at beginning of period                     $  36,369       $ 33,939
Balance related to acquisition                         1,594          1,675
Provisions charged to operating expense                2,368          2,788
Loan losses net of recoveries                         (1,134)        (2,033)
-------------------------------------------------------------------------------
Balance at end of period                           $  39,197       $ 36,369
-------------------------------------------------------------------------------

NOTE 5:  PER SHARE COMPUTATIONS

Per share computations are computed based on the weighted average number of common shares outstanding for the three and nine months ended September 30, 1995 and 1994. All per share information has been adjusted to reflect the 5 for 4 stock split effected in the form of a stock dividend paid to shareholders on June 15, 1995.

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

All per share information has been adjusted to reflect the 5 for 4 stock split effected in the form of a stock dividend paid to shareholders on June 15, 1995. All information presented has also been restated for the merger of GN Bancorp with and into Associated, which was accounted for as a pooling of interests, on August 3, 1995. On July 5, 1995, Associated acquired Great Northern Mortgage Corporation in a transaction accounted for as a purchase. Accordingly, Great Northern Mortgage's financial information has only been included since the date of acquisition.

EARNINGS

Earnings for the third quarter of 1995 increased 14.8% over 1994 while earnings per share were up 15.6% over the same periods. Earnings for the first nine months of 1995 increased 11.0% over the first nine months of 1994. Earnings per share for the first nine months of 1995 increased 10.7% over 1994.

                                   Net Income
                                Quarterly Trends
                                ($ in Thousands)
-------------------------------------------------------------------------------
                                   3rd Qtr. 2nd Qtr. 1st Qtr. 4th Qtr. 3rd Qtr.
                                     1995     1995     1995     1994     1994
-------------------------------------------------------------------------------
Net Income                          12,208   11,145   10,769   10,934   10,637

E.P.S.                                 .74      .68      .65      .66      .64

Return on Average Equity - Quarter  15.65%   14.85%   15.16%   15.44%   15.14%

Return on Average Equity - Year     15.23%   15.00%   15.16%   15.15%   15.05%

Return on Average Assets - Quarter   1.39%    1.32%    1.31%    1.31%    1.34%

Return on Average Assets - Year      1.34%    1.31%    1.31%    1.32%    1.32%
-------------------------------------------------------------------------------

Return on average assets (ROA) for the third quarter of 1995 was 1.39%, up from 1.34% during the same period last year while ROA for the first nine months of 1995 increased to 1.34% compared to 1.32% in the first nine months of 1994. ROA increased because third quarter 1995 net income grew at a rate of 14.8%, compared with 1994, while average assets grew at 11.0%, resulting in a 5 basis point increase in ROA. Year-to-date ROA increased 2 basis points because earnings growth outpaced asset growth. Third quarter ROA improved to 1.39% from 1.32% when comparing the third quarter of 1995 to the second quarter of 1995 because net income increased 9.5% while average assets grew at a 2.5% pace.

Return on average equity (ROE) for the third quarter was 15.65%, up from 15.14% during the same period last year. ROE increased during the third quarter of 1995 compared to 1994 because net income grew 14.8% while average equity grew at a rate of 11.0%. ROE increased to 15.23% for the first nine months of 1995 compared to 15.05% for the same period in 1994. Earnings growth of 11.0% outpaced equity growth of 9.7%, which includes a decline of $1.4 million in the average balance in the equity component for unrealized gains on securities available for sale, resulting in an 18 basis point improvement in year-to-date ROE. Third quarter ROE increased when compared with the second quarter of 1995 because earnings growth of 9.5% outpaced equity growth of 2.8%, which includes a decrease in the quarter only average balance in the unrealized gains on securities available for sale of $2.2 million. Without the available for sale equity component, the first nine months of 1995 ROE would have been 15.31% compared with an adjusted ROE of 15.05% in the first nine months of 1994.









NET INTEREST INCOME

                              Net Interest Income
                              Tax Equivalent Basis
                                ($ in Thousands)
-------------------------------------------------------------------------------
                                   3rd Qtr. 2nd Qtr. 1st Qtr. 4th Qtr. 3rd Qtr.
                                     1995     1995     1995     1994     1994
-------------------------------------------------------------------------------
Interest Income                     67,508   65,382   62,582   61,013   55,918

Tax Equivalent Adjustment            1,041      950      968      891      876
                                     -----      ---      ---      ---      ---
Tax Equivalent Interest Income      68,549   66,332   63,550   61,904   56,794

Interest Expense                    30,575   29,410   26,782   24,073   21,039
                                    ------   ------   ------   ------   ------
Tax Equivalent Net Interest Income  37,974   36,922   36,768   37,831   35,755
------------------------------------------------------------------------------

Tax equivalent net interest income in the third quarter of 1995 was $38.0 million, an increase of $1,052,000 or 2.8% from the second quarter of 1995. The increase from the 1995 second quarter was essentially volume related.

               Earning Asset and Interest Bearing Liability Volumes
                                Quarterly Trends
                                ($ in Thousands)
-------------------------------------------------------------------------------
                           3rd Qtr.   2nd Qtr.   1st Qtr.   4th Qtr.   3rd Qtr.
                            1995       1995       1995       1994       1994
-------------------------------------------------------------------------------
Average Loans             2,486,157  2,429,665  2,356,384  2,316,367  2,201,064
Average Earning Assets    3,256,544  3,175,731  3,125,145  3,086,648  2,937,642
Average Noninterest
  Bearing Deposits          491,325    474,128    497,429    541,334    496,243
Average Interest
  Bearing Deposits        2,352,448  2,278,575  2,193,117  2,171,498  2,070,220
Average Deposits          2,843,773  2,752,703  2,690,546  2,712,832  2,566,463
Average Interest
  Bearing Liabilities     2,657,031  2,587,591  2,530,277  2,546,538  2,345,872
-------------------------------------------------------------------------------

For the quarter ended September 30, 1995, average earning asset volumes increased $80.8 million or 2.5% while average interest bearing liabilities increased $69.4 million or 2.7%. Average loans increased $56.5 million or 2.3% from the second quarter of 1995 while interest bearing deposits rose 3.2%, or $73.9 million, noninterest bearing deposits increased 3.6% or $17.0 million, and short-term borrowings declined 1.4% or $4.3 million.






                              Net Interest Margin
                                Quarterly Trends
                              Quarterly Info Only)
-------------------------------------------------------------------------------
                           3rd Qtr.   2nd Qtr.   1st Qtr.   4th Qtr.   3rd Qtr.
                            1995       1995       1995       1994       1994
                              %          %          %          %          %
-------------------------------------------------------------------------------
Yield on Earning Assets     8.35       8.38       8.25       7.96       7.67

Cost of Interest
  Bearing Liabilities       4.57       4.56       4.29       3.89       3.56

Interest Rate Spread        3.78       3.82       3.96       4.07       4.11

Net Interest Margin         4.63       4.66       4.77       4.86       4.83

Average Earning Assets
  to Average Assets        93.22      93.63      93.45      93.17      93.32

Free Funds Ratio           18.41      18.52      19.03      20.41      20.14
-------------------------------------------------------------------------------

The net interest margin in the third quarter of 1995 was 4.63% compared to 4.66% in the second quarter of 1995. The decrease in margin was primarily due to the decline in interest rate spread. Interest rate spread declined 4 basis points due to a decrease in the rate on earning assets of 3 basis points while the rate on interest bearing liabilities increased 1 basis point. The decrease in the rate on earning assets can be attributed to a reduction in the interest rate received on federal funds sold, repos, and loans. The increase in interest bearing liabilities was primarily caused by deposit migration from savings and money market deposits into time deposits.

                              Net Interest Margin
                              Tax Equivalent Basis
                                ($ in Thousands)
-------------------------------------------------------------------------------
                                                       Nine Months  Nine Months
                                                          Ended        Ended
                                                           1995         1994
-------------------------------------------------------------------------------
Interest Income                                          195,472      158,338

Tax Equivalent Adjustment                                  2,960        2,801
                                                           -----        -----
Tax Equivalent Interest Income                           198,432      161,139

Interest Expense                                          86,767       58,728
                                                          ------       ------
Tax Equivalent Net Interest Income                       111,665      102,411
-------------------------------------------------------------------------------

Tax equivalent net interest income for the nine months ended September 30, 1995, was $111.7 million, reflecting an increase of $9.3 million or 9.0% from the same period in 1994. The increase was essentially volume related, but was slightly offset by the change in rates.

              Earning Asset and Interest Bearing Liability Volume
                          Period Ending September 30
                               ($ in Thousands)
-------------------------------------------------------------------------------
                                                       Nine Months  Nine Months
                                                          Ended        Ended
                                                           1995         1994
-------------------------------------------------------------------------------
Average Loans                                           2,424,544    2,151,372

Average Earning Assets                                  3,186,288    2,884,574

Average Non-interest Bearing Deposits                     487,605      485,239

Average Interest Bearing Deposits                       2,275,297    2,037,761

Average Deposits                                        2,762,902    2,523,000

Average Interest Bearing Liabilities                    2,592,097    2,316,275
-------------------------------------------------------------------------------

Earning assets grew $301.7 million or 10.5% from September 30, 1994 to September 30, 1995. Within the earning asset mix, average loans grew $273.2 million, average securities grew $45.7 million, and average fed funds sold declined $17.0 million. Average interest bearing liabilities increased $275.8 million or 11.9%, of which $237.5 million was due to interest bearing deposits.

                              Net Interest Margin
                          Period Ending September 30
                                ($ in Thousands)
-------------------------------------------------------------------------------
                                                       Nine Months  Nine Months
                                                          Ended        Ended
                                                           1995         1994
-------------------------------------------------------------------------------
Yield on Earning Assets                                    8.33%        7.47%

Cost of Interest Bearing Liabilities                       4.48%        3.39%

Interest Rate Spread                                       3.85%        4.08%

Net Interest Margin                                        4.69%        4.75%

Average Earning Assets to Average Assets                  93.43%       92.99%

Free Funds Ratio                                          18.65%       19.70%
-------------------------------------------------------------------------------

The net interest margin for the first nine months of 1995 was 4.69% compared with 4.75% in 1994. The decrease in net interest margin was primarily due to a decline in interest rate spread of 19 basis points and a decline in the level of free funds of 4 basis points, which were offset by an increase due to the level of rates of 17 basis points for an overall decline in margin of 6 basis points. The rate on earning assets increased 86 basis points while the rate on interest bearing liabilities increased 109 basis points for the nine months ended September 30, 1995. The decline in interest rate spread of 23 basis points can be attributed to the cost of funding at market value.

LOAN LOSS

                      Provision for Possible Loan Losses
                               Quarterly Trends
                               ($ in Thousands)
-------------------------------------------------------------------------------
                                 3rd Qtr. 2nd Qtr. 1st Qtr. 4th Qtr. 3rd Qtr.
                                   1995     1995     1995     1994     1994
-------------------------------------------------------------------------------
Provision - Quarter             $   672  $   765  $   931  $   682  $   582

Provision - Year                  2,368    1,696      931    2,211    1,529

Net Charge-offs - Quarter           768      255      111      664      752

Net Charge-offs - Year            1,134      366      111    1,470      806

Allowance at Period End          39,197   39,293   38,783   37,963   36,520

Allowance at Period End Loans     1.54%    1.59%    1.63%    1.63%    1.63%

Net Charge-offs to Average Loans
(Annualized)-Quarter                .12%     .04%     .02%     .11%     .14%

Net Charge-offs to Average Loans
(Annualized)-Year                  .06%     .03%     .02%     .07%     .05%
-------------------------------------------------------------------------------

The loan loss provision for the third quarter of 1995 was $672,000, an increase of $90,000 from the same period in 1994 and $93,000 lower than the second quarter of 1995. The year to date provision increased $839,000 comparing the nine months ended 1995 to 1994.

Charge-offs for the quarter ending September 30, 1995, of $1.231 million were reduced by recoveries of $463,000, creating net charge-offs of $768,000. This activity compares with second quarter 1995 net charge-offs of $255,000 and first quarter 1995 net charge-offs of $111,000. The third quarter 1995 net charge-offs were $16,000 higher than the same quarter in 1994.

Charge-offs for nine months ended September 30, 1995, declined $1.131 million when compared with the first nine months of 1994 while recoveries decreased $1.459 million for the comparable period. Year-to-date net charge-offs, therefore, increased $328,000 for the nine months ended September 30, 1995, compared with the same period in 1994.

As of September 30, 1995, the allowance for possible loan losses of $39.2 million represented 1.54% of total loans, down from 1.59% at June 30, 1995, and 1.63% at September 30, 1994. Since September 30, 1994, period-end loans have increased 13.1% or $293.5 million.

The ratio of year-to-date 1995 annualized net charge-offs to average loans was
 .06%, up from .05% in 1994. The ratio is up from .03% when compared with the second quarter of 1995.

NONPERFORMING LOANS

Management is committed to an aggressive nonaccrual and problem loan identification philosophy. This philosophy is embodied through the monitoring and reviewing of credit policies and procedures to ensure that all problem loans are identified quickly and the risk of loss is minimized.

Nonperforming loans are considered a leading indictor of future loan losses. Nonperforming loans are defined as nonaccrual loans, loans 90 days or more past due but still accruing and restructure loans.

Loans are normally placed in nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact on the collectibility of principal or interest on loans, it is management s practice to place such loans on nonaccrual status immediately, rather than delaying such action until the loans become 90 days past due. Previously accrued and uncollected interest on such loans is reversed and income is recorded only to the extent that interest payments are subsequently received in cash and a determination has been made that the principal balance of the loan is collectible. If collectibility of the principal is in doubt, payments received are applied to loan principal.

Loans past due 90 days or more but still accruing interest are also included in nonperforming loans. Loans past due 90 days or more but still accruing are classified as such where the underlying loans are both well-secured (the collateral value is sufficient to cover principal and accrued interest) and in the process of collection. Also included in nonperforming loans are restructured loans. Restructured loans involve the granting of some concession to the borrower involving the modification of terms of the loan, such as changes in payment schedule or interest rate.

















                   Nonperforming Loans and Other Real Estate
                               ($ in Thousands)
-------------------------------------------------------------------------------
                               9/30/95   6/30/95   3/31/95   12/31/94   9/30/94
                               -------   -------   -------   --------   -------
Nonaccrual Loans               $15,489   $16,487   $12,366   $ 14,618   $16,908

Accruing Loans Past
  Due 90 Days or More            1,680       649     1,064      1,275     1,537

Restructured Loans               1,228     1,158     1,190      1,888     1,721
                                 -----     -----     -----      -----     -----
Total Nonperforming Loans      $18,397   $18,294   $14,620   $ 17,781   $20,166

Nonperforming Loans as
  a Percent of Loans              .72%      .74%      .61%       .76%      .90%

Other Real Estate Owned        $ 1,886   $ 1,401   $ 2,117   $  2,357   $ 2,354
-------------------------------------------------------------------------------

Total nonperforming loans at September 30, 1995, were $18.4 million, an increase of $.1 million from June 30, 1995. Total nonperforming loans decreased $1.8 million when comparing September 30, 1995 to 1994. The ratio of nonperforming loans to total loans at September 30, 1995, was .72% compared to
 .74% at June 30, 1995, and .90% at September 30, 1994.

Other real estate owned totaled $1.9 million at September 30, 1995, compared with $2.4 million at September 30, 1994.

Impaired loans are defined, by SFAS 114 and SFAS 118 adopted in the first quarter of 1995, as those loans where it is probable that all amounts due according to contractual terms, including principal and interest, will not e collected. The corporation has determined that nonaccrual loans meet the definition. Impaired loans are measured at the fair value of the collateral, if the loan is collateral dependant, or alternatively at the present value of expected future cash flows. Interest income on impaired loans is recognized only at the time that cash is received, unless applied to reduce principal.

At September 30, 1995, the recorded investment in impaired loans totaled $15.5 million. Included in this amount is $13.0 million of impaired loans that do not require a related allowance for possible loan losses and $2.5 million of impaired loans for which the related allowance for possible loan losses totaled $.7 million. The average recorded investment in impaired loans during the nine months ended September 30, 1995, was approximately $13.2 million. Interest income recognized on a cash basis on impaired loans during the first nine months of 1995 totaled $515,000.

The following table shows, for those loans accounted for on a nonaccrual basis and restructured loans for the nine months ended September 30, 1995, the gross interest that would have been recorded if the loans had been current in accordance with their original terms and the amount of interest income that was included in the net income for the period.


                                                              For the Nine
                                                              Months Ended
                                                           September 30, 1995
-------------------------------------------------------------------------------
                                                            ($ in Thousands)
-------------------------------------------------------------------------------
Interest income in accordance with original terms                $ 1,568
Interest income recognized                                           590
-------------------------------------------------------------------------------
Reduction in interest income                                     $   978
-------------------------------------------------------------------------------

Potential problem loans are loans where there are doubts as to the ability of the borrower to comply with present repayment terms. The decision of management to place loans in this category does not necessarily mean that the corporation expects losses to occur, but that management recognizes that a higher degree of risk is associated with these performing loans.

                          Potential Problem Loans
                             ($ in Thousands)
-------------------------------------------------------------------------------
                               9/30/95   6/30/95   3/31/95   12/31/94   9/30/94
                               -------   -------   -------   --------   -------
Potential Problem Loans       $ 33,916  $ 41,375  $ 45,127  $  52,854  $ 43,429
-----------------------------------------------------------------------------

At September 30, 1995, potential problem loans totaled $33.9 million compared to $52.9 million at the end of 1994. The loans that have been reported as potential problem loans are not concentrated in a particular industry, but rather cover a diverse range of businesses, e.g. communications, wholesale trade, manufacturing, finance/insurance/real estate, and services. Management does not presently expect significant losses for credits in this category.

LOAN CONCENTRATIONS

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. The corporation s loans are widely diversified by borrower, industry group and area. At September 30, 1995, no concentrations existed in the corporation s loan portfolio in excess of 10% of total loans.

Real estate construction loans at September 30, 1995, totaled $122.7 million or only 4.8% of loans while agricultural loans were .8% of total loans.

As of September 30, 1995, the corporation did not have any cross-border outstandings to borrowers in any foreign country where such outstandings exceeded 1% of total assets.







NONINTEREST INCOME

                              Noninterest Income
                               Quarterly Trends
                               ($ in Thousands)
-------------------------------------------------------------------------------
                                 3rd Qtr. 2nd Qtr. 1st Qtr. 4th Qtr. 3rd Qtr.
                                   1995     1995     1995     1994     1994
-------------------------------------------------------------------------------
Trust Servicing Fees               5,460    5,377    5,509    5,130    5,030

Data Processing Fees                 366      278      273      394      432

Service Charges on
  Deposit Accounts                 2,863    2,777    2,744    2,891    2,953

Investment Security Gains, Net        92      102       21      ---        6

Loan Servicing Fees                1,293      896      955      876      913

Residential Real Estate Loan
  Origination Fees                   512      188       80      125      146

Retail Investment Income             514      548      450      335      389

Other                              2,716    2,587    2,731    1,889    1,968
                                   -----    -----    -----    -----    -----
Total                             13,816   12,753   12,763   11,640   11,837
----------------------------------------------------------------------------

Noninterest income increased 16.7% for the three months ended September 30, 1995, when compared with the same period in 1994 and increased 8.3% when compared to the second quarter of 1995.

Trust fees for the third quarter increased $83,000 or 1.5% when compared to the second quarter of 1995, but increased 8.5% or $430,000 when compared with the third quarter of 1994. The increase was the result of growth in new business development and consistent investment performance, both contributing to growth in assets under management.

Data processing fees and service charges on deposits decreased during the third quarter of 1995 compared to 1994. The changes, $66,000 in data processing fees and $90,000 in service charges in deposit accounts, were not significant.

Net investment securities gains recognized in the third quarter of 1995 were $12,000, a decrease of $10,000 compared to the $102,000 generated in the second quarter of 1995. Net investment securities gains increased $86,000 comparing the third quarter of 1995 to 1994. All sales were from the available for sale category.

Loan servicing fees and residential real estate loan origination fees increased from the third quarter of 1994 to 1995 by $380,000 and $366,000 respectively. The increases were due to the addition of Great Northern Mortgage, Inc. s servicing portfolio at acquisition and loan origination fees generated since that time. The increases were also due to higher loan origination volumes at our existing mortgage banking affiliate.

Retail investment income decreased $34,000 or 6.2% for the third quarter of 1995 versus the second quarter of 1995. Retail investment income increased $125,000 or 32.1% when comparing the third quarter of 1995 to 1994. The variances were due to changes in activity volumes.

Other noninterest income increased $748,000 or 38.0% for the third quarter of 1995 when compared to the third quarter of 1994 due to a variety of changes in various accounts explained below.

                              Noninterest Income
                         Nine Months Ended September 30
                                ($ in Thousands)
-------------------------------------------------------------------------------
                                                         1995          1994
-------------------------------------------------------------------------------
Trust Servicing Fees                                    16,346        15,152

Data Processing Fees                                       917         1,280

Service Charges on Deposit Accounts                      8,384         8,774

Investment Security Gains, Net                             215           202

Loan Servicing Fees                                      3,144         2,559

Residential Real Estate Loan Origination Fees              780           902

Retail Investment Income                                 1,512         1,408

Other                                                    8,034         7,186
                                                         -----         -----
Total                                                   39,332        37,463
-------------------------------------------------------------------------------

Noninterest income increased $1.869 million or 5% during the first nine months of 1995 when compared to the same period in 1994.

Trust fees were up 7.9% for the first nine months of 1995 compared with the same period in 1994. The increase was the result of new business development and consistent investment performance contributing to growth in assets under management.

Data processing fees and service charges on deposit accounts decreased $363,000 and $390,000 respectively for the first nine months of 1995 compared to 1994 primarily due to decreased volumes.

Net investment security gains increased $13,000 for the nine month period ended 1995 compared with 1994. All sales were from the available for sale category.

Loan servicing fee income has increased $585,000 or 22.9% for the nine months ended 1995 over the same period in 1994. The increase can be attributed to increased mortgage activity and the addition in July 1995 of Great Northern Mortgage, Inc.'s servicing portfolio.

Residential real estate loan origination fees are down $122,000 or 13.5% for the nine months ended 1995 versus the same period in 1994. The decrease in loan origination fees can be attributed to lower volumes due to the interest rate environment during the two comparable periods.

Retail investment income increased $104,000 or 7.4% for the nine months ended September 30, 1995, over 1994. The increase is due to an increase in volume over the prior year.

Other noninterest income increased $848,000 or 11.8% for the nine months ended September 30, 1995, when compared to the same period in 1994. EFTS fees increased by $230,000, accreted gain on interest rate swaps was up $222,000, credit card fee income was up $183,000, and commercial loan commitment fees increased $156,000 in the first nine months of 1995 over the comparable period in 1994 at our commercial mortgage banking affiliate.

NONINTEREST EXPENSE

                              Noninterest Expense
                               Quarterly Trends
                               ($ in Thousands)
-------------------------------------------------------------------------------
                                 3rd Qtr. 2nd Qtr. 1st Qtr. 4th Qtr. 3rd Qtr.
                                   1995     1995     1995     1994     1994
-------------------------------------------------------------------------------
Salaries and Employee Benefits    16,655   15,781   16,018   16,174   15,316

Net Occupancy Expense              2,508    2,472    2,555    2,327    2,190

Equipment Rentals, Depreciation
  and Maintenance                  1,571    1,544    1,614    1,687    1,565

Data Processing Expense            1,984    1,871    1,865    1,989    1,912

Stationery and Supplies              713      756      805      746      649

Business Development and
  Advertising                        692      784      891      697      605

FDIC Expense                          46    1,539    1,533    1,488    1,409

Legal and Professional Fees          396      325      281      397      488

Other                              6,210    5,507    5,316    5,290    5,353
                                   -----    -----    -----    -----    -----
Total                             30,775   30,579   30,878   30,795   29,487
----------------------------------------------------------------------------

Total noninterest expense was .6% or $196,000 higher in the third quarter of 1995 versus the second quarter of 1995. The increase for the quarter ended September 30, 1995, when compared to the same period in 1994 was 4.4% or $1.3 million.

Salaries and employee benefits, occupancy, equipment rentals, depreciation and maintenance, and data processing expense all increased when comparing the third quarter of 1995 to 1994. The increases are mostly due to the acquisition of Great Northern Mortgage, the branch office acquisitions late in 1994, and increased volumes of activity in the overall mortgage banking business.

Stationery and supplies and business development and advertising increased $64,000 or 9.9% and $87,000 or 14.4% respectively when comparing 1995 to 1994.

FDIC expense decreased dramatically by $1.5 million from the second quarter of 1995 to the third quarter of 1995. The decrease was from a refund of insurance premiums of $1.6 million received during the third quarter. The insurance premium charge decreased to 4 cents per hundred dollars of deposits from 23 cents, which will affect FDIC expense in future quarters.

Legal and professional fees increased $71,000 or 21.8% for the third quarter of 1995 when compared to the second quarter of 1995, but decreased $92,000 when comparing the third quarter of 1995 to 1994. The increase in legal and professional fees from second quarter to third quarter 1995 was caused for the most part by the acquisition of GN Bancorp. This increase was offset by various decreases at other Associated entities.

Other noninterest expenses increased $703,000 or 12.8% from the second quarter of 1995 to the third quarter of 1995. Other noninterest expense increased $857,000 or 16.0% from the third quarter of 1995 to 1994. Most of the increases are due to expenses related to the acquisition of Great Northern Mortgage in July 1995 and the branch office acquisitions in late 1994. There were other less significant increases and decreases in a variety of other miscellaneous expense categories.
























                             Noninterest Expense
                        Nine Months Ended September 30
                                ($ in Thousands)
-------------------------------------------------------------------------------
                                                         1995          1994
-------------------------------------------------------------------------------
Salaries and Employee Benefits                          48,454        45,739

Net Occupancy Expense                                    7,535         6,770

Equipment Rentals, Depreciation and Maintenance          4,729         4,589

Data Processing Expense                                  5,720         5,675

Stationery and Supplies                                  2,274         2,174

Business Development and Advertising                     2,367         2,121

FDIC Expense                                             3,118         4,240

Legal and Professional Fees                              1,002         1,355

Other                                                   17,033        15,621
                                                        ------        ------
Total                                                   92,232        88,284
-------------------------------------------------------------------------------

Total noninterest expense increased $3.4 million or 4.5% for the first nine months of 1995 when compared with the same period in 1994. Salary and employee benefits increased $2.7 million or 5.9% in the first nine months of 1995 over the comparable period in 1994. The increase is primarily the result of the branch office acquisitions, Great Northern Mortgage, and additions to staff.

Net occupancy expense increased $765,000 or 11.3% in the first nine months of 1995 compared with the same period in 1994. Equipment rentals, depreciation, and maintenance increased $140,000 or 3.1% for the nine months ended September 30, 1995, versus the same period in 1994. The primary reason for the increases is the branch office acquisitions made during the fourth quarter of 1994.

Data processing expense, stationery and supplies and business development and advertising had less significant increases for the nine months ended September 30, 1995 compared to the nine months ended September 30, 1994.

FDIC expense decreased for the first nine months of 1995 over the comparable period in 1994 by $1.1 million or 26.5%. The decrease reflects the rebate from the FDIC received during the third quarter of 1995, which reduced the year-to-date expense by $1.6 million.

Legal and professional fees have decreased $353,000 or 26.1% for the first nine months of 1995 when compared to the same period in 1994 due to lower activity levels.

Other noninterest expense increased $1.4 million or 9.0% for the first nine months of 1995 when compared with 1994. The increase in other noninterest expense can be attributed to various items. The most significant items included amortization of branch purchase premiums of $1.0 million in the first nine months of 1995 compared with no similar expenses in the same period in 1994. Expenses related to the amortization of purchase mortgage servicing increased $518,000 for the first nine months of 1995 compared to the same period in 1994, largely a result of the Great Northern Mortgage acquisition. Consulting fees increased $413,000 for the comparable nine month periods of 1995 over 1994 due to expenses related to consulting projects currently ongoing with regard to technological advancements. Gains on sale of ORE increased $484,000 in the first nine months of 1995 compared with the same period in 1994 which had an effect of lowering noninterest expense.

EFFICIENCY AND EXPENSE RATIO

The efficiency ratio improved to 59.53% for the third quarter of 1995 compared with 61.97% for the same period last year. The ratio decreased during the third quarter of 1995 compared with 61.68% for the second quarter of 1995. The year-to-date efficiency ratio improved to 61.17% for the first nine months of 1995 compared to 63.21% in the same period in 1994. The improvement for each of the three comparative periods was primarily due to the tax-equivalent net interest income growth outpacing recurring noninterest expense growth.

                                Expense Control
                                Quarterly Trends
-------------------------------------------------------------------------------
                                 3rd Qtr. 2nd Qtr. 1st Qtr. 4th Qtr. 3rd Qtr.
                                   1995     1995     1995     1994     1994
                                     %        %        %        %        %
-------------------------------------------------------------------------------
Efficiency Ratio - Quarter         59.53    61.68    62.37    62.25    61.97
Efficiency Ratio - Year            61.17    62.03    62.37    62.96    63.21

Expense Ratio - Quarter             2.09     2.26     2.32     2.48     2.40
Expense Ratio - Year                2.22     2.29     2.32     2.39     2.36
-------------------------------------------------------------------------------

The expense ratio improved to 2.09% for the third quarter of 1995 compared to 2.40% and 2.26% at the third quarter of 1994 and the second quarter of 1995. The year-to-date expense ratio for 1995 improved to 2.22% compared to 2.36% for the same period in 1994. The improvement between the comparative periods ratios was due to the growth of average earning assets outpacing the growth of recurring noninterest expense.

INCOME TAXES

Income tax expense increased 16.8% in the first nine months of 1995 compared with the same period in 1994. The first nine months of 1994 effective rate was affected by the $1 million nontaxable life insurance proceeds recognized. Adjusted for the insurance proceeds, the first nine months of 1994 effective tax rate was 35.0% compared to the first nine months of 1995 effective rate of 36.1%. Tax expense in the first nine months of 1995 was primarily affected by a higher level of book taxable income and was offset by a higher level of tax-exempt income.

                              Income Tax Expense
                               Quarterly Trends
                               ($ in Thousands)
-------------------------------------------------------------------------------
                                 3rd Qtr. 2nd Qtr. 1st Qtr. 4th Qtr. 3rd Qtr.
                                   1995     1995     1995     1994     1994
-------------------------------------------------------------------------------
Income Before Taxes               19,302   17,381   16,754   17,103   16,647
                                  ======   ======   ======   ======   ======
State Tax Expense                  1,164    1,007      995    1,038      929

Federal Tax Expense                5,930    5,229    4,990    5,131    5,081
                                   -----    -----    -----    -----    -----
Total Income Tax Expense           7,094    6,236    5,985    6,169    6,010

Effective Tax Rate                 36.8%    35.9%    35.7%    36.1%    36.1%
------------------------------------------------------------------------------

BALANCE SHEET

Consolidated assets totaled $3.54 billion as of September 30, 1995, up 10.3% from one year ago. Loans, net of unearned income, were $2.5 billion as of September 30, 1995, up 13.1% from the $2.2 billion of a year earlier. Total deposits at September 30, 1995, were $2.9 billion, an increase of 11.4% from one year ago.

Total assets at September 30, 1995, increased by $122.6 million from December 31, 1994. The change in assets during the nine-month period was affected by a $52.4 million decline in cash and due from banks. Fed funds sold decreased $39.9 million since the end of last year while loans increased $205.5 million. Investment securities increased $2.9 million during the same period.

Total period-end deposits increased by $101.5 million during the first nine months of 1995. The change was comprised of a $205.6 million increase in interest bearing deposits and a $104.1 million decrease in noninterest bearing deposits.

End-of-period short-term borrowings decreased $19.0 million since December 31, 1994.

Since the second quarter of 1995, the most significant changes in average balance sheet composition that provided sources of funds were a $73.9 million increase in interest bearing deposits and an increase in noninterest bearing liabilities of $17.2 million. Significant changes in average balance sheet composition that used funds were a $56.5 million increase in loans and a $24.6 million increase in fed funds sold.

The ratio of average loans to average deposits during the first nine months of 1995 was 87.8% compared with 85.3% in the first nine months of 1994. Year-to-date 1995 average earning assets were 93.4% of average total assets, up slightly from the year-to-date ratio of 93.0% in 1994.

The most significant changes in the period-end balance sheet comparing September 30, 1995, to June 30, 1995, included a $15.4 million decrease in cash and due from banks, a $63.6 million increase in loans, a $16.5 million increase in other assets, a $10.7 million decrease in noninterest bearing deposits, a $53.7 million increase in interest bearing deposits, and an $8.8 million increase in accrued expenses and other liabilities. The increase in loans of $63.6 million consisted of $54.3 million in commercial loans, $5.2 million in real estate loans, and $4.6 million in installment loans. The $16.5 million increase in other assets is attributable to the period-end booking of maturing securities of $8.0 million at several banks, the booking of approximately $2.0 million of goodwill at Great Northern Mortgage for our acquisition of them, and the booking of $5.4 million of purchased mortgage servicing rights at Associated Mortgage, Inc. for the purchase of mortgage servicing rights from Great Northern Mortgage. The $53.7 million increase in interest bearing deposits was mostly time deposits of $48.4 million.

LIQUIDITY

Liquidity refers to the ability of the corporation to generate adequate amounts of cash to meet the corporation s needs for cash. The subsidiary banks and the parent company of the corporation have different liquidity considerations.

Banking subsidiaries meet their cash flow requirements by having funds available to satisfy customer credit needs as well as having available funds to satisfy deposit withdrawal requests. Liquidity at banking subsidiaries is derived from deposit growth, money market assets, maturing loans, the maturity of securities, access to other funding sources and markets, and a strong capital position.

Deposit growth is the primary source of liquidity at the banking subsidiaries. As a financing activity in the first nine months 1995 Consolidated Statements of Cash Flows, deposits reflected a net cash inflow of $101.5 million from the end of 1994.

Within the investing activities cash flows, maturities of securities during the first nine months of 1995 totaled $155.6 million. As of September 30, 1995, the securities portfolio contained $323.7 million at amortized cost of U.S. Treasury and federal agency securities available for sale, representing 44.9% of the total securities portfolio. These government securities are highly marketable and had a market value equal to 100.3% of amortized cost at quarter end. Additionally, $200.4 million at amortized cost of U.S. Treasury and federal agency securities that are held to maturity, are available, if necessary, as a source of liquidity. These securities had a quarter-end market value of $198.7 million or 99.2% of amortized cost.

Money market assets, consisting of federal funds sold and interest bearing deposits in other financial institutions, average $36.3 million in the first nine months of 1995 compared to $53.5 million during the same period in 1994. Being short-term and liquid by nature, money market assets generally provide a lower yield than other earning assets. The corporation has a strategy of maintaining a sufficient level of liquidity to accommodate fluctuations in funding sources and will periodically take advantage of specific opportunities to temporarily invest excess funds at narrower than normal rate spreads while still generating additional net interest income. At September 30, 1995, the corporation had $18.4 million outstanding in short-term money market assets, serving as an essential source of liquidity. The amount at quarter end represents .5% of total assets compared to .5% at June 30, 1995.

Within the classification of short-term borrowings at September 30, 1995, federal funds purchased and securities sold under agreements to repurchase totaled $222.4 million compared with $236.1 million at June 30, 1995; $302.7 million at March 31, 1995, and $272.8 million at the end of 1994. Federal funds are purchased from a sizeable network of correspondent banks while securities sold under agreements to repurchase are obtained from a base of individual, business and public entity customers.

The aggregate subsidiary liquidity resources were sufficient in the first half of 1995 to fund the growth in loans and meet other needs for cash when necessary. As of September 30, 1995, there were no material commitments for capital expenditures, i.e. to purchase fixed assets.

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

Liquidity is also necessary at the parent company level. The parent company s primary sources of funds are dividends and service fees from subsidiaries, borrowings and proceeds form the issuance of equity. The parent company manages its liquidity position to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries and satisfy other operating requirements. Dividends received from subsidiaries totaled $18.1 million in the first nine months of 1995 and will continue to be the parent s main source of long-term liquidity. The dividends from subsidiaries were used to pay cash dividends to the corporation s shareholders of $11.3 million, to purchase investment securities of $.8 million, to make a $.5 million capital contribution to a bank subsidiary, and to purchase treasury stock for $2.1 million in the first nine months of 1995. Payments of $.4 million of original long-term borrowings were made during the first nine months of 1995.

At September 30, 1995, the parent company had $105 million of established lines of credit with nonaffiliated banks, of which $52.4 million was in use. Of the amount in use, the parent company downstreamed $46.8 million to the corporation s residential and commercial mortgage banking subsidiaries and leasing company for their use in funding loans and leases. The parent company also has access to funds from the issuance of the corporation s commercial paper, although such funds are also downstreamed to the nonbank subsidiaries. Commercial paper outstanding at September 30, 1995, totaled $7.4 million.

The parent company s long-term debt to equity ratio at September 30, 1995, was 1.1%, compared with 1.4% at December 31, 1994.

Management believes that, in the current economic environment, the corporation s subsidiary and parent company liquidity positions are adequate. There are no known trends nor any known demands, commitments, events or uncertainties that will result or are reasonably likely to result in a material increase or decrease in the corporation s liquidity.

CAPITAL

Stockholders' equity at September 30, 1995, increased 12.1% to $315.4 million or $19.09 per share compared with $281.4 million or $17.05 per share one year ago. Capital continues to be strong, representing 8.91% of total assets as of September 30, 1995. Quarter-end capital includes a positive $4.2 million equity component compared with a negative $49,000 component at September 30, 1994, related to unrealized gains/losses on securities available for sale. Without the equity component, the ratio of September 30, 1995, equity to assets would be 8.80% compared with adjusted equity of 8.77% one year ago.












































                                    Capital
                               Quarterly Trends
                               ($ in Thousands)
-------------------------------------------------------------------------------
                                 3rd Qtr. 2nd Qtr. 1st Qtr. 4th Qtr. 3rd Qtr.
                                   1995     1995     1995     1994     1994
-------------------------------------------------------------------------------
Stockholders' Equity             315,405  308,124  295,965  285,646  281,378

Average Equity to Average Assets   8.86%    8.87%    8.61%    8.48%    8.86%

Equity to Assets - Period End      8.91%    8.84%    8.82%    8.36%    8.76%

Market Value Per Share -
  Period End                       36.75    30.38    28.90    28.40    28.20

Book Value Per Share -
  Period End                       19.09    18.66    17.94    17.32    17.05

Market Value Per Share to
  Book Value Per Share            192.3%   162.8%   161.1%   164.0%   165.4%

Dividends Per Share -
  This Quarter                       .27      .22      .22      .22      .22
Dividends Per Share -
  Year to Date                       .70      .43      .22      .85      .63

Earnings Per Share -
  This Quarter                       .74      .68      .65      .66      .64
Earnings Per Share -
  Year to Date                      2.07     1.33      .65     2.53     1.87

Dividend Payout Ratio -
  This Quarter                    36.49%   32.35%   33.85%   33.33%   34.38%
Dividend Payout Ratio -
  Year to Date                    33.82%   32.33%   33.85%   33.60%   33.69%

Tier 1 Leverage Ratio -
  Period End                       8.13%    8.20%    8.08%    7.92%    8.53%

Tier 1 Capital to Risk
  Weighted Assets - Period End    10.76%   10.68%   10.81%   10.53%   11.39%

Total Capital to Risk
  Weighted Assets - Period End    12.01%   11.94%   12.08%   11.80%   12.67%

-------------------------------------------------------------------------------
Net income in the third quarter of 1995 was $12.2 million while dividends paid to Associated shareholders amounted to $4.5 million. Net income for the first nine months of 1995 was $34.1 million while dividends paid were $11.3 million. Equity decreased $550,000 from stock option activity and decreased $193,000 from treasury stock activity during the first nine months of 1995.

Cash dividends during the third quarter were $.27 per share, up 22.7% from the $.22 per share during the third quarter of 1994. Cash dividends during the first nine months of 1995 were $.70 per share, up 11.1% from the first nine months of 1994. The year-to-date dividend payout ratio represents 33.82% of 1995 earnings per share.

The adequacy of the corporation s capital is regularly reviewed to ensure that sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic conditions in markets served and strength of management.

As of September 30, 1995, the corporation s tier 1 risk-based capital ratio, total risk-based capital (tier 1 and tier 2) ratio and tier 1 leverage ratio were well in excess of regulatory minimums. Management of the corporation expects to continue to exceed the minimum standards in the future.

Similar capital guidelines are also required of the individual banking subsidiaries of the corporation. As of September 30, 1995, each banking subsidiary exceeded the minimum ratios for tier 1 capital, total capital and the tier 1 leverage ratio.

Management actively reviews capital strategies for the corporation and each of its subsidiaries to ensure that capital levels are appropriate based on the perceived business risks, future growth opportunities, industry standards and regulatory requirements.

RECENT DEVELOPMENTS

On July 1, 1995, the corporation completed the cash acquisition of a privately owned mortgage company in suburban Chicago. The mortgage company acquisition provided an additional approximately $535 million in mortgage loan servicing. The acquisition was accounted for as a purchase.

On August 3, 1995, the corporation acquired GN Bancorp, Chicago, in a stock-for-stock merger transaction. GN is the parent company of the $130 million Gladstone-Norwood Trust & Savings Bank, with two offices located in northwest Chicago. The acquisition was accounted for as a pooling of interests.
















                            ASSOCIATED BANC-CORP
                        PART II - OTHER INFORMATION


ITEM 6:  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         (11) Statements re Computation of Per Share Earnings

(b)      Reports on Form 8-K:

         There were no reports on Form 8-K filed for the nine months ended September 30, 1995.









































                            ASSOCIATED BANC-CORP
                                EXHIBIT (11)
                Statement Re Computation of Per Share Earnings

                                       September 30, 1995    September 30, 1994
                                       ------------------    ------------------
As Reported:

Net income                                $ 34,121,968          $ 30,727,340
Weighted average common
  shares outstanding                        16,503,057            16,476,536
Net income per share                      $    2.07             $    1.87

Primary:

Net income                                $ 34,121,968          $ 30,727,340
Weighted average common
  shares outstanding                        16,503,057            16,476,536
Common stock equivalents                       216,138               202,931
Adjusted weighted average
  common shares outstanding                 16,719,195            16,679,467
Net income per share                      $    2.04             $    1.84

Fully Diluted:

Net income                                $ 34,121,968          $ 30,727,340
Weighted average common
  shares outstanding                        16,503,057            16,476,536
Common stock equivalents                       290,207               206,383
Adjusted weighted average
  common shares outstanding                 16,793,264            16,682,919
Net income per share                      $    2.03             $    1.84

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

                                    ASSOCIATED BANC-CORP
                                    -------------------------------------
                                    (Registrant)


                                    /s/ Harry B. Conlon
Date:  November 14, 1995            --------------------------------------
                                        Harry B. Conlon
                                        Chairman & Chief Executive Officer

                                    /s/ Joseph B. Selner
Date:  November 14, 1995            --------------------------------------
                                        Joseph B. Selner
                                        Principal Financial Officer


                            INDEX TO EXHIBITS

     Exhibit No.
     -----------
        (11)      Computations of Earnings Per Share and Average
                  Number of Common Shares Outstanding