Form 10-K
period 1995-12-31
ASSOCIATED BANC-CORP
filed 1996-03-25
CIK 7789

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K

(Mark One)

/X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 (FEE REQUIRED) For the fiscal year ended December 31, 1995

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period to

                         COMMISSION FILE NUMBER: 0-5519

                              ASSOCIATED BANC-CORP
             (Exact name of registrant as specified in its charter)

           WISCONSIN                        39-1098068
(State or other jurisdiction of          (I.R.S. employer
 incorporation or organization)         identification no.)
    112 NORTH ADAMS STREET,
      GREEN BAY, WISCONSIN                     54301
(Address of principal executive)            (Zip code)

       Registrant's telephone number, including area code: (414) 433-3166

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT
                   COMMON STOCK, PAR VALUE - $0.01 PER SHARE

                                (TITLE OF CLASS)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

As of March 1, 1996, 16,851,608 shares of Common Stock were outstanding and the aggregate market value of the voting stock held by non-affiliates of the Registrant was $588,566,880. Excludes $25,516,812 of market value representing the outstanding shares of the Registrant owned by all directors and officers who individually, in certain cases, or collectively, may be deemed affiliates. Includes $72,163,676 of market value representing 11.7% of the outstanding shares of the Registrant held in a fiduciary capacity by the trust departments of four wholly-owned subsidiaries of the Registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                   Part of Form 10-K Into Which
                                     Portions of Documents are
            Document                       Incorporated
   Proxy Statement for Annual
           Meeting of
 Shareholders on April 24, 1996              Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ASSOCIATED BANC-CORP
                        1995 FORM 10-K TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
PART I
Item  1.      Business                                                                                                3
Item  2.      Properties                                                                                              5
Item  3.      Legal Proceedings                                                                                       5
Item  4.      Submission of Matters to a Vote of Security Holders                                                     5
PART II
Item  5.      Market For the Registrant's Common Equity and Related Stockholder Matters                               7
Item  6.      Selected Financial Data                                                                                 8
Item  7.      Management's Discussion and Analysis of Financial Condition and Results of Operations                   9
Item  8.      Financial Statements and Supplementary Data                                                            30
Item  9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure                   57
PART III
Item 10.      Directors and Executive Officers of the Registrant                                                     57
Item 11.      Executive Compensation                                                                                 57
Item 12.      Security Ownership of Certain Beneficial Owners and Management                                         57
Item 13.      Certain Relationships and Related Transactions                                                         57
PART IV
Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K                                        58
Signatures                                                                                                           60

                                     PART I

ITEM 1 BUSINESS

GENERAL

Associated Banc-Corp (the "Corporation") is a bank holding company registered pursuant to the Bank Holding Company Act of 1956, as amended (the "Act"). It was incorporated in Wisconsin in 1964 and was inactive until 1969 when permission was received from the Board of Governors of the Federal Reserve System to acquire three banks. The Corporation currently owns eight commercial banks located in Wisconsin and Illinois (the "affiliates") serving their local communities and, measured by total assets held at December 31, 1995, was the third largest commercial bank holding company headquartered in Wisconsin. As of December 31, 1995, the Corporation owned 25 non-banking subsidiaries located in Arizona, Georgia, Illinois, Nevada, and Wisconsin. There was no material change in the nature of the business done by the Corporation or its affiliates and subsidiaries during 1995.

On July 5, 1995, the Corporation, through an affiliate, Associated Illinois Banc Corp, acquired Great Northern Mortgage Company and its wholly owned subsidiaries, Independent Mortgage Associates, Inc. and The Mortgage Man Company. In addition, on August 3, 1995, the Corporation, through Associated Illinois Banc Corp, acquired Gladstone-Norwood Trust and Savings Bank and its wholly owned subsidiary, GN Realty, Inc. The Corporation dissolved Associated Brokerage, Inc., a subsidiary of Associated Bank Green Bay, National Association, on April 1, 1995, following the sale of its assets to another wholly owned subsidiary, Associated Investment Services, Inc.

SERVICES

The Corporation provides advice and specialized services to the affiliates in various areas of banking policy and operations, including auditing, data processing, marketing/advertising, investments, legal/compliance, personnel services, trust services, risk management, and other financial services functionally related to banking.

Responsibility for the management of the affiliates remains with their respective Boards of Directors and officers. Services rendered to the affiliates by the Corporation are intended to assist the local management of these banks to expand the scope of the banking services offered by them. At December 31, 1995, the affiliated banks operated a total of 86 banking locations in 55 communities.

The Corporation, through its affiliates, provides a complete range of retail banking services to individuals and small- to medium-size businesses. These services include checking, savings, NOW, Super NOW, and money market deposit accounts, business, personal, educational, residential, and commercial mortgage loans, MasterCard, VISA and other consumer-oriented financial services, including IRA and Keogh accounts, safe deposit and night depository facilities. Automated Teller Machines (ATMs), which provide 24-hour banking services to customers of the affiliates, are installed in many locations in the affiliates' service areas. The affiliates are members of an interstate shared ATM network, which allows their customers to perform banking transactions from their checking, savings or credit card accounts at ATMs in a multi-state environment. Among the services designed specifically to meet the needs of small- and medium-size businesses are various types of specialized financing, cash management services and transfer/collection facilities.

The affiliates provide lending, depository, and related financial services to commercial, industrial, financial, and governmental customers. In the lending area these include term loans, revolving credit arrangements, letters of credit, inventory and accounts receivable financing, and real estate construction lending.

Additional emphasis is given to non-credit services for commercial customers, such as advice and assistance in the placement of securities, corporate cash management, and financial planning. The affiliates make available check clearing, safekeeping, loan participations, lines of credit, portfolio analyses, data processing, and other services to approximately 150 correspondent financial institutions.

Four of the affiliates and a trust company subsidiary offer a wide variety of fiduciary, investment management, advisory, and corporate agency services to individuals, corporations, charitable trusts, foundations, and institutional investors. They also administer (as trustee and in other fiduciary and representative capacities) pension, profit sharing and other employee benefit plans, and personal trusts and estates.

The mortgage banking subsidiaries are involved in the origination and warehousing of mortgage loans and the sale of such loans to investors. The primary focus is on one- to four-family residential and multi-family properties, all of which are generally saleable into the secondary mortgage market.

Investment subsidiaries provide discount and full-service brokerage services, including the sale of fixed and variable annuities, mutual funds, and securities, to the affiliates' customers and the general public. Several investment subsidiaries located in Nevada hold, manage, and trade cash, stocks, and securities transferred from the affiliates and reinvest investment income. Insurance subsidiaries provide insurance products, including credit life and disability insurance, to the affiliates' customers. A leasing subsidiary provides lease financing for a variety of capital equipment for commerce and industry.

The Corporation and affiliates are not dependent upon a single or a few customers, the loss of which would have a material adverse effect on the Corporation. No material portion of the Corporation's or the affiliates' business is seasonal.

FOREIGN OPERATIONS

The Corporation and its affiliates do not engage in any operations in foreign countries.

EMPLOYEES

At December 31, 1995, the Corporation and its affiliates, as a group, had 1,763 full-time equivalent employees.

COMPETITION

Competition exists in all of the Corporation's principal markets. Competition involves efforts to obtain new deposits, the scope and type of services offered, interest rates paid on deposits and charged on loans, as well as other aspects of banking. Substantial competition exists from other financial institutions engaged in the business of making loans and accepting deposits. All of the affiliates also face direct competition from members of bank holding company systems that have greater assets and resources than those of the Corporation.

SUPERVISION AND REGULATIONS

Financial institutions are highly regulated both at the federal and state level. Numerous statutes and regulations affect the business of the Corporation and the affiliates.

The activities of the Corporation are regulated by the Act. The Act requires prior approval of the Federal Reserve Board (the "Board") before acquiring direct or indirect ownership or control of more than five percent of the voting shares of any bank or bank holding company.

The Act also prohibits, with certain exceptions, acquisitions of more than five percent of the voting shares of any company which is not a bank and the conduct by a holding company (directly or through its subsidiaries) of any business other than banking or performing services for its subsidiaries without prior approval of the Board.

All of the affiliate banks are insured by the Federal Deposit Insurance Corporation and are subject to the provisions of the Federal Deposit Insurance Act. Areas subject to regulation by federal and state authorities include capital adequacy, reserves, investments, loans, mergers, issuance of securities, payments of dividends by the banking affiliates, establishment of branches, and other aspects of banking operations.

Congress enacted the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), which substantially changed the federal deposit insurance system and the regulatory environment in which depository institutions, most significantly savings institutions, operate. FIRREA strengthens the regulations applicable to savings institutions, enhances the enforcement powers of the federal regulatory agencies over insured depository institutions, mandates an increase in the assessments for federal deposit insurance and provides that all commonly controlled FDIC insured depository institutions may be held liable for any loss incurred by the FDIC resulting from a failure of, or any assistance given by the FDIC, to any of such commonly controlled institutions.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDIC Improvement Act"), became law on December 19, 1991. The regulatory framework of the FDIC Improvement Act represents a comprehensive and fundamentally changed approach to banking supervision. The new approach imposes relatively detailed standards and mandates the development of additional regulations governing nearly every aspect of the operations and management of banks, in addition to many aspects of bank holding companies. Some of the provisions contained in the FDIC Improvement Act include providing for recapitalization of the bank insurance fund ("BIF"), implementation of a risk related assessment system for FDIC insurance premiums, revisions in the process of supervision and examination for depository institutions, and federal deposit insurance reforms.

The FDIC Improvement Act also contains regulations requiring insured financial institutions with total assets of $500 million or more to file annual audit reports, including audited financial statements and other specific information, and to establish independent audit committees, in addition to other control and compliance reporting issues.

The FDIC Improvement Act is expected to have a broad and significant impact on the structure and condition of the banking industry in the future.

The Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Act") contains provisions which amended the Bank Holding Company Act to allow an adequately-capitalized and adequately-managed bank holding company to acquire a bank located in another state as of September 29, 1995. Effective June 1, 1997, the Act will also allow interstate branching.

GOVERNMENT MONETARY POLICIES AND ECONOMIC CONTROLS

The earnings and growth of the banking industry and the banking affiliates of the Corporation are affected by the credit policies of monetary authorities, including the Federal Reserve System. An important function of the Federal Reserve System is to regulate the national supply of bank credit in order to combat recession and curb inflationary pressures. Among the instruments of monetary policy used by the Federal Reserve to implement these objectives are open market operations in U.S. government securities, changes in reserve requirements against member bank deposits and changes in the Federal Reserve discount rate. These means are used in varying combinations to influence overall growth of bank loans, investments and deposits, and may also affect interest rates charged on loans or paid for deposits. The monetary policies of the Federal Reserve authorities have had a significant effect on the operating results of commercial banks in the past and are expected to continue to have such an effect in the future.

In view of changing conditions in the national economy and in the money markets, as well as the effect of credit policies by monetary and fiscal authorities, including the Federal Reserve System, no prediction can be made as to possible future changes in interest rates, deposit levels and loan demand, or their effect on the business and earnings of the Corporation and its affiliates.

ITEM 2 PROPERTIES

The Corporation's corporate headquarters are located in the City of Green Bay, Wisconsin, in a leased facility with approximately 6,500 square feet of office space owned by an affiliated company. The space is currently leased on a month-to-month basis.

The affiliates, as of December 31, 1995, occupied 86 offices in 55 different communities within Wisconsin and northern Illinois. All key facilities, except Associated Bank Milwaukee and Associated Bank Chicago, are owned by the affiliates. Except for the affiliate offices in downtown Milwaukee and Chicago, which are located in the lobbies of multi-story office buildings, all of the banking facilities are free-standing buildings that provide adequate customer parking facilities, including drive-in facilities of various numbers and types for customer convenience. Some banks also have offices in various supermarket locations as well as offices located within retirement community facilities. In addition, the Corporation owns other real property that, when considered in the aggregate, is not material to its operations.

ITEM 3 LEGAL PROCEEDINGS

Information in response to this item is incorporated by reference to Note 13 "Commitments and Contingent Liabilities - Legal" of the Notes to Consolidated Financial Statements included under Item 8 of this document.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1995.

EXECUTIVE OFFICERS OF THE CORPORATION

Pursuant to General Instruction G of Form 10-K, the following list is included as an unnumbered item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 1996.

The following is a list of names and ages of executive officers of the Corporation and affiliates indicating all positions and offices held by each such person and each such person's principal occupation(s) or employment during the past five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the Annual Meeting of Shareholders. There are no family relationships among these officers nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. No person other than those listed below has been chosen to become an Executive Officer of the Corporation.

             NAME                               OFFICES AND POSITIONS HELD                     DATE OF ELECTION
Harry B. Conlon                 Chairman, President, Chief Executive Officer and Director    March 1, 1975
Age: 60                         of Associated Banc-Corp
Robert C. Gallagher             Executive Vice President and Director of Associated Banc-    April 28, 1982
Age: 57                         Corp; President, Chief Executive Officer & Director of
                                Associated Bank Green Bay (affiliate)
Brian R. Bodager                General Counsel and Corporate Secretary of Associated        July 22, 1992
Age: 40                         Banc-Corp
                                From November 1990 to June 1992, Senior Officer of an
                                Ohio-based bank holding company
Joseph B. Selner                Senior Vice President and Chief Financial Officer of         January 25, 1978
Age: 49                         Associated Banc-Corp
John P. Evans                   President and Director of Associated Bank North (affiliate)  August 16, 1993
Age: 46                         Prior to July 1993, Senior Officer of a Wisconsin bank
David J. Handy                  President, Chief Executive Officer and Director of           May 31, 1991
Age: 56                         Associated Bank, National Association (affiliate)
                                From July 1990 to May 31, 1991, President and Chief
                                Operating Officer of Associated Bank, National Association
                                (affiliate)
Michael B. Mahlik               Executive Vice President, Managing Trust Officer, and        January 1, 1991
Age: 43                         Director of Associated Bank, National Association
                                (affiliate); President, Chief Executive Officer, and
                                Director of Associated Trust Company (subsidiary)
George J. McCarthy              President and Chief Executive Officer of Associated Bank,    November 11, 1983
Age: 45                         Chicago (affiliate)
Mark J. McMullen                Executive Vice President and Director of Associated Bank     June 2, 1981
Age: 47                         Green Bay (affiliate)
Randall J. Peterson             Executive Vice President and Director of Associated Bank     August 2, 1982
Age: 50                         Green Bay (affiliate)
Thomas R. Walsh                 President and Chief Executive Officer of Associated Bank     January 1, 1994
Age: 38                         Lakeshore (affiliate)
                                From September 1992 to January 1994, Senior Officer of
                                Associated Bank Lakeshore (affiliate)
                                Prior to September 1992, Senior Officer of an Illinois bank
Gordon J. Weber                 President, Chief Executive Officer and Director of           December 15, 1993
Age: 48                         Associated Bank Milwaukee (affiliate); Director of
                                Associated Bank Madison (affiliate)
                                Prior to December 15, 1993, President, Chief Executive
                                Officer and Director of Associated Bank Lakeshore
                                (affiliate)

                                    PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information in response to this item is incorporated by reference to the table "Market Information" on Page 57 and the discussion of dividend restrictions in
Note 10 "Stockholders' Equity" of the Notes to Consolidated Financial Statements included under Item 8 of this document. The Corporation's common stock is currently being traded on the National Association of Securities Dealers Automated Quotation/National Market System (NASDAQ/NMS) over-the-counter market under the symbol ASBC.

The approximate number of equity security holders of common stock, $.01 par value, as of March 1, 1996, was 5,000.

Certain of the Corporation's shares are held in "nominee" or "street" name and, accordingly, the number of beneficial owners of such shares are not known or included in the foregoing number. Such shares are not separated to count actual beneficial owners.

Payment of future dividends is within the discretion of the Corporation's Board of Directors and will depend, among other factors, on earnings, capital requirements, and the operating and financial condition of the Corporation. At the present time, the Corporation expects that dividends will continue to be paid in the future.

ITEM 6 SELECTED FINANCIAL DATA

TABLE 1: EARNINGS SUMMARY AND SELECTED FINANCIAL DATA

                                                   % CHANGE
                                                    1994 TO
      YEARS ENDED DECEMBER 31,           1995        1995         1994        1993        1992        1991        1990
-------------------------------------------------------------------------------------------------------------------------

                                                        (IN THOUSANDS, EXCEPT PER SHARE AND RATIO DATA)
Interest income                       $  264,380        20.5   $  219,351  $  209,446  $  226,817  $  247,671  $  250,031
Interest expense                         117,814        42.3       82,801      80,272     102,969     136,124     148,614
                                      -----------------------------------------------------------------------------------
Net interest income                      146,566         7.3      136,550     129,174     123,848     111,547     101,417
Less: Provision for possible loan
 losses                                    3,156        42.7        2,211       5,700      10,581      21,768       7,202
                                      -----------------------------------------------------------------------------------
  Net interest income after
   provision for possible loan
   losses                                143,410         6.8      134,339     123,474     113,267      89,779      94,215
                                      -----------------------------------------------------------------------------------
Plus: Noninterest income                  53,042         8.0       49,103      49,980      48,449      41,849      35,506
Less: Noninterest expense                123,079         3.4      119,079     117,022     117,043     110,706      96,912
                                      -----------------------------------------------------------------------------------
  Net noninterest expense                 70,037          .1       69,976      67,042      68,594      68,857      61,406
                                      -----------------------------------------------------------------------------------
Income before income taxes and
 extraordinary item                       73,373        14.0       64,363      56,432      44,673      20,922      32,809
Income tax expense                        26,721        17.7       22,701      19,034      14,057       8,004       9,049
Extraordinary item                            --          --           --          --       1,006          --          --
                                      -----------------------------------------------------------------------------------
NET INCOME                            $   46,652        12.0   $   41,662  $   37,398  $   31,622  $   12,918  $   23,760
                                      -----------------------------------------------------------------------------------
                                      -----------------------------------------------------------------------------------
Earnings per share(1)
  Income before extraordinary item    $     2.83        11.9   $     2.53  $     2.30  $     1.92  $      .83  $     1.52
  Net income                          $     2.83        11.9   $     2.53  $     2.30  $     1.99  $      .83  $     1.52
Cash dividends per share(1)           $      .97        14.1   $      .85  $      .74  $      .61  $      .57  $      .50
Weighted average shares outstanding       16,505                   16,481      16,270      15,907      15,590      15,603
                                      -----------------------------------------------------------------------------------
                                      -----------------------------------------------------------------------------------

SELECTED FINANCIAL DATA
Year-End Balance:
Loans, net of unearned income         $2,611,227        11.9   $2,334,086  $2,100,039  $2,044,059  $1,993,979  $1,861,849
Allowance for possible loan losses        39,067         2.9       37,963      35,547      34,542      31,247      21,915
Investment securities                    740,628         1.4      730,258     685,228     654,195     609,928     584,725
Assets                                 3,697,842         8.2    3,418,330   3,114,310   3,100,879   3,066,403   2,854,323
Deposits                               2,973,108         6.9    2,780,026   2,548,942   2,577,487   2,518,047   2,322,748
Long-term borrowings                      18,067       367.2        3,867       5,347      17,925      39,841      45,687
Stockholders' equity                     325,596        14.0      285,646     266,337     228,874     202,625     192,605
Stockholders' equity per share (1)         19.71        13.8        17.32       16.23       14.29       12.80       12.39
                                      -----------------------------------------------------------------------------------
Average for the Year:
Loans, net of unearned income         $2,456,137        12.0   $2,192,960  $2,081,767  $2,030,854  $1,912,017  $1,758,155
Investment securities                    725,767         5.0      691,112     669,163     613,102     591,480     574,397
Assets                                 3,448,261         9.3    3,155,233   3,059,003   3,014,730   2,842,761   2,678,959
Deposits                               2,791,833         8.6    2,570,848   2,512,826   2,479,247   2,329,591   2,178,581
Long-term borrowings                      11,239       157.3        4,368      13,711      26,119      39,882      49,621
Stockholders' equity                     304,955        10.9      275,014     244,419     214,605     202,072     184,297
                                      -----------------------------------------------------------------------------------
Financial Ratios:
Return on average equity                   15.30%                   15.15%      15.30%      14.75%       6.39%      12.89%
Return on average assets                    1.35                     1.32        1.22        1.05         .45         .89
Net interest margin (tax-equivalent)        4.67                     4.78        4.71        4.62        4.48        4.37
Average equity to average assets            8.84                     8.72        7.99        7.12        7.11        6.88
Dividend payout ratio                      34.28                    33.60       32.17       30.65       68.67       32.89
                                      -----------------------------------------------------------------------------------
                                      -----------------------------------------------------------------------------------
(1) Per share data adjusted retroactively for stock dividends and acquisitions accounted for using the pooling-of-interests method.

                                         5-YEAR
                                        COMPOUND
      YEARS ENDED DECEMBER 31,        GROWTH RATE
------------------------------------
Interest income                              1.1%
Interest expense                            (4.5)
Net interest income                          7.6
Less: Provision for possible loan
 losses                                    (15.2)
  Net interest income after
   provision for possible loan
   losses                                    8.8
Plus: Noninterest income                     8.4
Less: Noninterest expense                    4.9
  Net noninterest expense                    2.7
Income before income taxes and
 extraordinary item                         17.5
Income tax expense                          24.2
Extraordinary item                            --
NET INCOME                                  14.4
Earnings per share(1)
  Income before extraordinary item          13.2
  Net income                                13.2
Cash dividends per share(1)                 14.2
Weighted average shares outstanding
SELECTED FINANCIAL DATA
Year-End Balance:
Loans, net of unearned income                7.0%
Allowance for possible loan losses          12.3
Investment securities                        4.9
Assets                                       5.3
Deposits                                     5.1
Long-term borrowings                       (16.9)
Stockholders' equity                        11.1
Stockholders' equity per share (1)           9.7
Average for the Year:
Loans, net of unearned income                6.9
Investment securities                        4.8
Assets                                       5.2
Deposits                                     5.1
Long-term borrowings                       (25.6)
Stockholders' equity                        10.6
Financial Ratios:
Return on average equity
Return on average assets
Net interest margin (tax-equivalent)
Average equity to average assets
Dividend payout ratio
(1) Per share data adjusted retroact
 pooling-of-interests method.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is management's analysis of the consolidated financial condition and results of operations of the Corporation, which may not otherwise be apparent from the consolidated financial statements included in this report. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

BUSINESS COMBINATIONS AND OFFICE PURCHASES

In August 1995, the Corporation acquired GN Bancorp, parent company of the $130 million Gladstone-Norwood Trust & Savings Bank in northwest Chicago. With the addition of Gladstone-Norwood's two offices, the Corporation now has five banking offices in the Chicago region, with over $400 million in assets. The GN Bancorp acquisition was accounted for as a pooling of interests. All consolidated financial information has been restated as if the transaction had been effected as of the beginning of the earliest period presented.

In July 1995, the Corporation completed the cash acquisition of a privately owned mortgage company in suburban Chicago. The mortgage company acquisition provided approximately an additional $535 million in mortgage loan servicing, as well as expanding the Corporation's mortgage loan origination capabilities in Chicago and northeast Illinois. The acquisition was accounted for as a purchase and, accordingly, the consolidated financial statements include the results of operations since the date of acquisition.

In September 1994, the Corporation completed the acquisition of four Madison, Wisconsin, banking offices with approximately $35 million in deposits. In October 1994, the Corporation completed the acquisition of $131 million in deposits through the purchase of banking offices in the Wisconsin communities of Rhinelander and Oshkosh. These acquisitions also involved the purchase of loans, real estate, and other assets. In November 1994, the Corporation also completed the acquisition of approximately $22 million in deposits through the purchase of banking offices in Oconto and Oconto Falls in northeast Wisconsin.

With the completion of these office purchases, the Corporation acquired approximately $190 million in deposits and $114 million of loans during 1994. The acquisitions were all accounted for using the purchase method. Accordingly, the consolidated financial statements include the results of operations since the dates of acquisition. There was not a significant effect on 1994 earnings as a result of the office acquisitions.

All per share information has been adjusted to reflect the 5-for-4 stock split, effected in the form of a 25% stock dividend, paid to shareholders on June 15, 1995.

PERFORMANCE SUMMARY

The Corporation achieved record earnings in 1995. Net income grew to $46.7 million, a 12.0% increase over the $41.7 million earned in 1994. This followed an 11.4% improvement in 1994 earnings over 1993.

On a per share basis, net income was $2.83 in 1995 compared with $2.53 in 1994, an increase of 11.9%. This followed a 10.0% increase in 1994 per share earnings over 1993.

The improvement in the Corporation's 1995 net income was led by a $10.3 million or 7.3% increase in fully taxable equivalent net interest income. Changes in the volumes of earning assets and interest-bearing liabilities were the major factors for the improvement as average earning assets grew 9.7% combined with 11.3% growth in average interest-bearing liabilities compared with 1994. Fully taxable equivalent interest income in 1995 rose $45.3 million or 20.3% compared with 1994, while interest expense increased $35.0 million or 42.3% between the same periods, resulting in the improvement in 1995 net interest income.

The provision for loan losses was $3.2 million in 1995 compared to $2.2 million in 1994. The increase in provision was related to slightly higher net charge-offs in 1995 compared to 1994 and strong loan growth of 11.9%, requiring a higher provision in 1995 to maintain an adequate allowance for possible loan losses to loans ratio, which was 1.50% at December 31, 1995.

Noninterest income rose 8.0% over 1994 as trust revenues continued to show strong growth, up 9.7% over 1994, and loan servicing fees up 36.5% over 1994, as a result of a larger servicing portfolio, partly from the July 1995 mortgage company acquisition. Retail investment income continued to increase, up 18.5% over 1994, as new sales offices were added.

Noninterest expense increased 3.4% over 1994, tempered somewhat by the reduction in FDIC insurance premiums. During 1995, the FDIC reduced its insurance premiums that are paid on deposits from $.23 to $.04 per $100 of deposits, decreasing non-interest expense by $2.3 million in 1995. The change in total noninterest expense included a 5.0% increase in salaries and benefits expense and increased operating expenses due to the acquisitions in late 1994 and in 1995.

For the year, return on average assets improved to 1.35% compared with 1.32% in 1994. This improvement resulted from an earnings increase of 12.0% that outpaced average asset growth of 9.3%.

Return on average equity (ROE) in 1995 increased to 15.30% compared to 15.15% in 1994. The 1995 ROE was achieved on a larger capital base as a result of the Corporation's strong earnings performance.

Cash dividends paid in 1995 increased 14.1% to $.97 per share compared to $.85 per share in 1994. This followed a 12.1% increase in 1994 dividends over the $.74 per share paid in 1993.

NET INTEREST INCOME

Net interest income is the largest component of the Corporation's operating income (net interest income plus other noninterest income), accounting for 73.4% of 1995 total operating income, compared to 73.6% and 72.1% in 1994 and 1993, respectively. Net interest income represents the difference between interest earned on loans, securities and other earning assets, and the interest expense associated with the deposits and borrowings that fund them. Interest rate fluctuations together with changes in the volume and types of earning assets and interest-bearing liabilities combine to affect total net interest income. The remainder of this analysis discusses net interest income on a fully tax-equivalent ("FTE") basis in order to provide comparability among the types of interest earned.

Net interest income on a FTE basis reached $150.5 million in 1995, an increase of 7.3% over the 1994 level of $140.2 million. Net interest margin, or FTE net interest income as a percent of total average earning assets, decreased slightly to 4.67% in 1995 from the 4.78% recorded for 1994. The strong growth in earning assets more than offset the 11 basis point decline in net interest margin, creating the $10.3 million increase in net interest income. The $6.5 million increase in 1994 FTE net interest income over 1993 was volume related as average earning assets grew by 3.3% and average interest-bearing liabilities increased by 1.5%.

Average loans outstanding grew from $2.19 billion in 1994 to $2.46 billion in 1995, an increase of 12.0%. This followed the 5.3% growth from 1993 to 1994. The ratio of average loans to average total assets grew from 69.5% in 1994 to 71.2% in 1995. This followed a similar change from 68.1% in 1993. These changes in asset mix to greater loan composition have provided a source of higher yielding assets, which aided in the overall improvement in net interest income in 1994 and 1995.

TABLE 2: AVERAGE BALANCES AND INTEREST RATES (INCOME AND RATES ON A TAX-EQUIVALENT BASIS)

                                                                YEARS ENDED DECEMBER 31,
                              ---------------------------------------------------------------------------------------------

                                             1995                                1994                         1993
                              ---------------------------------------------------------------------------------------------
                               AVERAGE                 AVERAGE     AVERAGE                 AVERAGE     AVERAGE
                               BALANCE    INTEREST      RATE       BALANCE    INTEREST      RATE       BALANCE    INTEREST
                              ---------------------------------------------------------------------------------------------
                                                                     (IN THOUSANDS)
ASSETS
Earning assets:
Loans, net of unearned
 income(1)(2)(3)              $2,456,137  $ 219,537        8.94%  $2,192,960  $ 178,881        8.16%  $2,081,767  $ 166,873
Investment securities:
  Taxable                        606,919     37,198        6.13      587,134     33,968        5.79      549,910     34,247
  Tax-exempt(1)                  118,848      9,317        7.84      103,978      8,039        7.73      119,253     10,082
Interest-bearing deposits in
 other financial
 institutions                        691         42        6.08        1,051         38        3.62        2,612         82
Federal funds sold and
 securities purchased under
 agreements to resell             38,334      2,220        5.79       50,385      2,117        4.20       87,296      2,697
                              ---------------------------------------------------------------------------------------------
Total earning assets           3,220,929  $ 268,314        8.33%   2,935,508  $ 223,043        7.60%   2,840,838  $ 213,981
                              ---------------------------------------------------------------------------------------------
Allowance for possible loan
 losses                          (39,199)                            (36,832)                            (36,575)
Cash and due from banks          135,582                             149,081                             145,439
Other assets                     130,949                             107,476                             109,301
                              ---------------------------------------------------------------------------------------------
Total assets                  $3,448,261                          $3,155,233                          $3,059,003
                              ---------------------------------------------------------------------------------------------
                              ---------------------------------------------------------------------------------------------
LIABILITIES AND
 STOCKHOLDERS' EQUITY
Interest-bearing
 liabilities:
Savings, NOW and money
 market deposits              $1,047,453  $  28,446        2.72%  $1,047,366  $  24,018        2.29%  $1,029,897  $  24,982
Time deposits                  1,250,610     71,376        5.71    1,024,104     46,805        4.57    1,009,905     45,737
Federal funds purchased and
 securities sold under
 agreements to repurchase        247,561     12,965        5.24      226,979      8,682        3.83      176,363      4,531
Other short-term borrowings       60,206      4,227        7.02       48,812      2,899        5.94       87,079      3,703
Long-term borrowings              11,239        800        7.12        4,368        397        9.09       13,711      1,319
                              ---------------------------------------------------------------------------------------------
Total interest-bearing
 liabilities                   2,617,069  $ 117,814        4.50%   2,351,629  $  82,801        3.52%   2,316,955  $  80,272
                              ---------------------------------------------------------------------------------------------
Demand deposits                  493,770                             499,378                             473,024
Accrued expenses and other
 liabilities                      32,467                              29,212                              24,605
Stockholders' equity             304,955                             275,014                             244,419
                              ---------------------------------------------------------------------------------------------
Total liabilities and
 stockholders' equity         $3,448,261                          $3,155,233                          $3,059,003
                              ---------------------------------------------------------------------------------------------
                              ---------------------------------------------------------------------------------------------
Net interest income and rate
 spread(1)                                $ 150,500        3.83%              $ 140,242        4.08%              $ 133,709
                              ---------------------------------------------------------------------------------------------
                              ---------------------------------------------------------------------------------------------
Net yield on earning
 assets(1)                                                 4.67%                               4.78%
                              ---------------------------------------------------------------------------------------------
                              ---------------------------------------------------------------------------------------------
(1) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.
(2) Non-accrual loans have been included in the average balances.
(3) Interest income includes net loan fees.



                                AVERAGE
                                 RATE

ASSETS
Earning assets:
Loans, net of unearned
 income(1)(2)(3)                    8.02%
Investment securities:
  Taxable                           6.23
  Tax-exempt(1)                     8.45
Interest-bearing deposits in
 other financial
 institutions                       3.14
Federal funds sold and
 securities purchased under
 agreements to resell               3.09

Total earning assets                7.53%

Allowance for possible loan
 losses
Cash and due from banks
Other assets

Total assets

LIABILITIES AND
 STOCKHOLDERS' EQUITY
Interest-bearing
 liabilities:
Savings, NOW and money
 market deposits                    2.43%
Time deposits                       4.53
Federal funds purchased and
 securities sold under
 agreements to repurchase           2.57%
Other short-term borrowings         4.25%
Long-term borrowings                9.62%

Total interest-bearing
 liabilities                        3.46%

Demand deposits
Accrued expenses and other
 liabilities
Stockholders' equity

Total liabilities and
 stockholders' equity

Net interest income and rate
 spread(1)                          4.07%

Net yield on earning
 assets(1)                          4.71%

(1) The yield on tax-exempt
 periods presented and is ne
(2) Non-accrual loans have b
(3) Interest income includes

The net interest margin in 1995 decreased primarily as a result of the cost of funds increasing faster than the increase in yield on earning assets. The interest rate spread, or difference between the yield on earning assets and the rate on interest-bearing liabilities, decreased 25 basis points in 1995. The rate on interest-bearing liabilities increased 98 basis points while the yield on earning assets increased only 73 basis points. The improvement in the Corporation's earning asset yield reflects the higher rate environment in 1995 and the continued shift in earning assets toward higher loan composition. The larger increase in the cost of funding the balance sheet is attributable to the continued shift in the mix of deposits to higher cost certificates of deposit and away from lower cost savings, NOW, and money market accounts.

TABLE 3: RATE/VOLUME ANALYSIS(1)

                                                             1995 COMPARED TO 1994             1994 COMPARED TO 1993
                                                          INCREASE (DECREASE) DUE TO        INCREASE (DECREASE) DUE TO
                                                        ------------------------------------------------------------------

                                                         VOLUME      RATE        NET       VOLUME       RATE        NET
                                                        ------------------------------------------------------------------
                                                                                  (IN THOUSANDS)
Interest income:
Loans, net of unearned income(2)                        $  22,611  $  18,045  $  40,656   $   9,031   $   2,977  $  12,008
Investment securities:
  Taxable                                                   1,169      2,061      3,230       2,238      (2,517)      (279)
  Tax-exempt(2)                                             1,164        114      1,278      (1,225)       (818)    (2,043)
Interest-bearing deposits in other financial
 institutions                                                 (16)        20          4         (55)         11        (44)
Federal funds sold and securities purchased under
 agreements to resell                                        (580)       683        103      (1,362)        782       (580)
                                                        ------------------------------------------------------------------
Total earning assets(2)                                    24,348     20,923     45,271       8,627         435      9,062
                                                        ------------------------------------------------------------------
Interest expense:
Savings, NOW and money market deposits                  $       2  $   4,426  $   4,428   $     418   $  (1,382) $    (964)
Time deposits                                              11,564     13,007     24,571         647         421      1,068
Federal funds purchased and securities sold under
 agreements to repurchase                                     845      3,438      4,283       1,536       2,615      4,151
Other short-term borrowings                                   746        582      1,328      (1,967)      1,163       (804)
Long-term borrowings                                          505       (102)       403        (853)        (69)      (922)
                                                        ------------------------------------------------------------------
Total interest-bearing liabilities                         13,662     21,351     35,013        (219)      2,748      2,529
                                                        ------------------------------------------------------------------
Net interest income(2)                                  $  10,686  $    (428) $  10,258   $   8,846   $  (2,313) $   6,533
                                                        ------------------------------------------------------------------
(1) The change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.
(2) The yield on tax-exempt loans and securities is computed on an FTE basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.

Also adding to the increased cost of funds was the Corporation's larger dependence upon wholesale borrowings to fund the incremental asset growth, as deposit growth did not keep pace with earning asset growth. The Corporation continues to be impacted by the stiff competition for deposit instruments.

TABLE 4: INTEREST RATE SPREAD AND INTEREST MARGIN (ON A TAX-EQUIVALENT BASIS)

                                        1995 AVERAGE                          1994 AVERAGE                    1993 AVERAGE
                             ---------------------------------------------------------------------------------------------------

                                            % OF
                                           EARNING                            % OF EARNING                          % OF EARNING
                              BALANCE      ASSETS        RATE      BALANCE       ASSETS        RATE      BALANCE       ASSETS
                             ---------------------------------------------------------------------------------------------------
                                                                       (IN THOUSANDS)
Earning assets               $3,220,929       100.0%       8.33%  $2,935,508       100.0%        7.60%  $2,840,838       100.0%
                             ---------------------------------------------------------------------------------------------------
Financed by:
  Interest-bearing funds     $2,617,069        81.3%       4.50%  $2,351,629        80.1%        3.52%  $2,316,955        81.6%
  Noninterest-bearing funds     603,860        18.7                  583,879        19.9                   523,883        18.4
                             ---------------------------------------------------------------------------------------------------
Total funds sources          $3,220,929       100.0%       3.66%  $2,935,508       100.0%        2.82%  $2,840,838       100.0%
                             ---------------------------------------------------------------------------------------------------
                             ---------------------------------------------------------------------------------------------------
Interest rate spread                                       3.83%                                 4.08%
Contribution from net free
 funds                                                      .84%                                  .70%
Net interest margin                                        4.67%                                 4.78%
                             ---------------------------------------------------------------------------------------------------
                             ---------------------------------------------------------------------------------------------------
Average prime rate*                                        8.83%                                 7.14%
Average fed funds rate*                                    5.84%                                 4.18%
Average spread                                        299 bp                                296 bp                        298 bp
                             ---------------------------------------------------------------------------------------------------
                             ---------------------------------------------------------------------------------------------------
*Source: Federal Reserve Statistics

                                RATE
Earning assets                    7.53%
Financed by:
  Interest-bearing funds          3.46%
  Noninterest-bearing funds
Total funds sources               2.82%
Interest rate spread              4.07%
Contribution from net free
 funds                             .64%
Net interest margin               4.71%
Average prime rate*               6.00%
Average fed funds rate*           3.02%
Average spread
*Source: Federal Reserve St

Mitigating the decline in the interest rate spread was the contribution from net free funds. Net free funds represent the difference between earning assets and interest-bearing liabilities, or the amount of funding that does not have a specific interest cost associated with them. The higher value of net free funds in 1995 over 1994 helped offset the 25 basis point decline in interest rate spread. Combined, these factors account for the 11 basis point decrease in net interest margin, from 4.78% in 1994 to 4.67% in 1995. The net interest margin for 1993 was 4.71%, slightly lower than the 4.78% recorded in 1994.

TABLE 5: SELECTED AVERAGE BALANCES

                                                                       % OF TOTAL                 % OF TOTAL      % OF $
                                                             1995        ASSETS         1994        ASSETS        CHANGE
                                                          -----------------------------------------------------------------

                                                                                   (IN THOUSANDS)
ASSETS
Loans, net of unearned income                             $2,456,137        71.2%    $2,192,960        69.5%         12.0%
Investment securities:
  Taxable                                                    606,919        17.6        587,134        18.6           3.4
  Tax-exempt                                                 118,848         3.5        103,978         3.3          14.3
Interest-bearing deposits in other financial
 institutions                                                    691          --          1,051          --         (34.3)
Federal funds sold and securities purchased under
 agreements to resell                                         38,334         1.1         50,385         1.6         (23.9)
                                                          -----------------------------------------------------------------
Total earning assets                                       3,220,929        93.4      2,935,508        93.0           9.7
Other assets                                                 227,332         6.6        219,725         7.0           3.5
                                                          -----------------------------------------------------------------
Total assets                                              $3,448,261       100.0%    $3,155,233       100.0%          9.3%
                                                          -----------------------------------------------------------------
LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing deposits                                 $2,298,063        66.7%    $2,071,470        65.7%         10.9%
Short-term borrowings                                        307,767         8.9        275,791         8.8          11.6
Long-term borrowings                                          11,239          .3          4,368          .1         157.3
                                                          -----------------------------------------------------------------
Total interest-bearing liabilities                         2,617,069        75.9      2,351,629        74.6          11.3
Demand deposits                                              493,770        14.3        499,378        15.8          (1.1)
Accrued expenses and other liabilities                        32,467         1.0         29,212          .9          11.1
Stockholders' equity                                         304,955         8.8        275,014         8.7          10.9
                                                          -----------------------------------------------------------------
Total liabilities and stockholders' equity                $3,448,261       100.0%    $3,155,233       100.0%          9.3%
                                                          -----------------------------------------------------------------
                                                          -----------------------------------------------------------------

The ratio of average earning assets to average total assets measures management's ability to employ overall assets to produce interest income. This ratio was 93.4% in 1995 compared with 93.0% in 1994 and 92.9% in 1993, indicating a consistent ability to effectively use assets in a direct earning capacity.

As the largest component of operating income, improvements in the growth of net interest income are important to the Corporation's earnings performance. Growth in the Corporation's net interest income during the past several years has primarily been a result of growth in the level of earning asset volumes and changes in asset mix toward higher yielding assets. The Corporation uses certain modeling and analysis techniques to manage net interest income and the related interest rate risk position (see Interest Rate Sensitivity). The Corporation seeks to meet the needs of its customers, yet provide for stability in net interest income in the event of significant interest rate changes. Downward pressure on the net interest margin is expected in the future as margins return to more historical levels due to compression in the interest rate spread and the potential shifting of interest-bearing deposits to higher cost categories.

PROVISION FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses was $3.2 million in 1995 compared to $2.2 million in 1994 and $5.7 million in 1993. The increase in provision was related to slightly higher net charge-offs in 1995 compared to 1994 and strong loan growth of 11.9%, requiring a higher provision in 1995 to maintain an adequate allowance for possible loan losses to loans ratio of 1.50% at December 31, 1995. (See Allowance for Possible Loan Losses discussion.)

NONINTEREST INCOME

Total noninterest income, excluding gains from security transactions, increased $3.8 million or 7.8% in 1995 compared to a decrease of $708,000 or 1.4% in 1994 compared to 1993. Trust service fees and service charges on deposits continued to be the primary components of noninterest income, comprising 63.4%, 65.3%, and 60.9% of total noninterest income excluding gains on security transactions in 1995, 1994, and 1993, respectively. The Corporation continues to develop additional sources of noninterest income through enhanced product offerings in residential mortgage lending and retail investment services.

TABLE 6: NONINTEREST INCOME

                                                                                                    % CHANGE FROM PRIOR
                                                                      YEARS ENDED DECEMBER 31,              YEAR
                                                                   -----------------------------------------------------

                                                                     1995       1994       1993       1995       1994
                                                                   ---------  ---------  ---------  ---------  ---------
                                                                           (IN THOUSANDS)
Trust service fees                                                 $  22,243  $  20,282  $  18,675        9.7        8.6
Service charges on deposit accounts                                   11,163     11,665     11,539       (4.3)       1.1
Loan servicing fees                                                    4,690      3,435      2,878       36.5       19.4
Residential real estate loan origination fees                          1,100      1,027      3,662        7.1      (72.0)
Retail investment income                                               2,066      1,743      2,507       18.5      (30.5)
Other                                                                 11,461     10,749     10,348        6.6        3.9
                                                                   -----------------------------------------------------
Total, excluding securities gains                                  $  52,723  $  48,901  $  49,609        7.8       (1.4)
Investment securities gains, net                                         319        202        371       57.9      (45.6)
                                                                   -----------------------------------------------------
  Total non-interest income                                        $  53,042  $  49,103  $  49,980        8.0       (1.8)
                                                                   -----------------------------------------------------
                                                                   -----------------------------------------------------

Trust fees, comprising 42.2% of noninterest income, excluding gains on security transactions, increased $2.0 million or 9.7% in 1995. This followed a $1.6 million or 8.6% increase in 1994 compared with 1993. The increase was mainly the result of continued improvement in trust business volume and growth in assets under management. Trust assets under management totaled $3.1 billion at December 31, 1995, compared with $2.6 billion at the end of 1994.

Service charges on deposit accounts totaled $11.2 million in 1995 compared with $11.7 million in 1994 and $11.5 million in 1993. The 4.3% decrease in service charge income lagged the 8.6% growth in average deposits partly due to the higher earnings credit rate related to business and correspondent deposit accounts.

Net  security gains totaled $319,000, $202,000,  and $371,000 in 1995, 1994, and
1993, respectively.  During  1995 and  1994,  gains of  $175,000  and  $143,000, respectively, were recognized on previously written down municipal bonds. Payments received from the bond trustee allowed the Corporation to recover previous amounts written down on these bonds. The payments received are included in securities gains.

Additionally, one of the Corporation's bank subsidiaries engages in trading account activity. The trading activity is performed within appropriate policy guidelines, including a stop loss provision, and is reviewed by the bank's Board of Directors. The objective of the trading activity is to periodically take a market position in securities to maximize profits without undue risk.

During 1995, purchases and sales of trading account securities totaled approximately $1.3 million. Net gains on trading account activity totaled $38,000, $46,000, and $23,000, in 1995, 1994, and 1993, respectively, and were reflected in other income. There were no trading account securities outstanding at December 31, 1995 or 1994.

Loan servicing fees in 1995 increased 36.5% when compared to 1994 due to growth in servicing volumes from $1.20 billion at December 31, 1994, to $2.07 billion at the end of 1995. The large increase in the servicing portfolio is attributable to the mortgage company acquisition adding $535 million in mortgage servicing and new mortgage production of $385 million in 1995.

Residential real estate loan origination fees totaled $1.1 million in 1995 compared to $1.0 million in 1994 and $3.7 million in 1993. The 1993 fees resulted from a sizeable increase in residential loan volumes due to the lower rate environment which resulted in high levels of refinancing.

Retail investment income relates to commissions and fees associated with brokerage, insurance, and individual investment activities. Retail investment income totaled $2.1 million in 1995 compared with $1.7 million and $2.5 million in 1994 and 1993, respectively. 1995's increase reflects the strong market conditions experienced throughout the year which increased the volume of individual brokerage transactions. The increase also reflects the continued expansion of retail investment services throughout the Corporation's banking office location. This expansion is expected to continue in 1996.

Other noninterest income increased $712,000 or 6.6% in 1995 from 1994. Major items that produced the change were increases in credit card fees, commercial loan fees, and a full year accretion of the deferred gain on terminated interest rate swaps.

NONINTEREST EXPENSE

Noninterest expense in 1995 increased $4 million or 3.4% compared to 1994. This followed a $2.1 million or 1.8% rise in 1994. Salaries and employee benefits expense is the largest component of noninterest expense and totaled $65.0 million in 1995, an increase of 5.0% over 1994. This followed a 1.7% increase in 1994. The increase in 1995 is attributable to the staffing expense of the branch acquisitions consummated in the second half of 1994, the additional staff of the acquired mortgage company in 1995, and normal merit increases and incentive compensations.

Deferred compensation expense decreased $543,000 in 1995, following a decline of $896,000 in 1994 from 1993. Deferred compensation expenses were higher in 1994 and 1993 due to the full accrual of several deferred compensation agreements in 1993 and 1994 and the accrual for the rise in value of unexercised stock options containing stock appreciation rights.

TABLE 7: NONINTEREST EXPENSE

                                                                                                    % CHANGE FROM PRIOR
                                                                    YEARS ENDED DECEMBER 31,                YEAR
                                                               ----------------------------------------------------------

                                                                  1995        1994        1993       1995        1994
                                                               ----------  ----------  ----------  ---------  -----------
                                                                         (IN THOUSANDS)
Salaries and employee benefits                                 $   65,020  $   61,913  $   60,882        5.0         1.7
Net occupancy expense                                               9,919       9,097       8,358        9.0         8.8
Equipment rentals, depreciation, and maintenance                    6,300       6,276       6,242         .4          .5
Data processing expense                                             7,525       7,664       7,743       (1.8)       (1.0)
Stationery and supplies                                             3,063       2,920       3,128        4.9        (6.6)
Business development and advertising                                3,140       2,818       2,865       11.4        (1.6)
FDIC expense                                                        3,433       5,728       5,716      (40.1)         .2
Other                                                              24,679      22,663      22,088        8.9         2.6
                                                               ----------------------------------------------------------
  Total                                                        $  123,079  $  119,079  $  117,022        3.4         1.8
                                                               ----------------------------------------------------------
                                                               ----------------------------------------------------------

Full-time equivalent (FTE) employees at December 31, 1995, totaled 1,763 compared to 1,784 at the end of 1994. As the Corporation expands to take advantage of business opportunities and the related revenues, management will continue its efforts to control salaries and employee benefits expense.

Net occupancy expense increased 9.0% in 1995, primarily due to the branch office acquisitions completed in the second half of 1994.

Stationery and supplies expense increased 4.9% in 1995 following a 1994 decrease of 6.6% compared to 1993. The 1994 decrease resulted partly from additional costs in 1993 for new business forms and stationery related to the adoption of a new "logo" that more appropriately identified the Corporation, implemented late in the third quarter of 1992 and continued throughout 1993.

Business development and advertising expenses increased to $3.1 million in 1995 compared to $2.8 million in 1994, an 11.4% increase. The additional expense parallels the efforts made to retain existing, and attract new, deposit and loan customers in a more competitive environment in 1995.

FDIC expense historically has been a large non-controllable noninterest expense. FDIC expense decreased in 1995 to $3.4 million, down from $5.7 million in 1994 and 1993. The decrease reflects the rebate received from the FDIC in the second half of 1995, as well as the reduction of the premium for future periods. The Corporation's total FDIC expense for 1996 is expected to be significantly less than 1995, as a full year of reduced deposit insurance premium expense is recognized.

Other noninterest expense increased $2.0 million or 8.9% in 1995. The increase in other noninterest expense is attributable to $1.2 million of additional purchase premium amortization in 1995 relating to the 1994 branch acquisitions, higher amortization of purchased mortgage servicing premium in 1995 of $1.0 million, increased postage and telephone expense of $600,000, and increased consulting fees in conjunction with the technology and customer service enhancements currently in progress. The postage increase resulted from increased volumes and a postage rate increase. Offsetting these increases were lower expenses associated with other real estate of $1.1 million in 1995 compared to 1994.

Purchased mortgage servicing premium amortization in 1995 totaled $1.3 million compared to $344,000 in 1994 and $1.6 million in 1993. The increased amortization in 1995 reflects the accelerated write-off of mortgage servicing premiums due to the early payoff of the related underlying serviced mortgages as rates declined during 1995. The 1993 amortization level was also impacted by early payoffs as a result of declining interest rates. The declining rates usually prompt mortgagors to refinance older, higher-rate loans.

Amortization of branch purchase premium totaled $1.4 million in 1995 and $175,000 in 1994. Aggregate branch purchase premiums, at the time of the branch acquisitions, totaled $18 million. The core deposit portion will be amortized over 10 years, while the goodwill portion will be amortized over 15 years. There were no similar expenses recorded in 1993.

INCOME TAXES

Income tax expense for the year 1995 was $26.7 million compared with $22.7 million in 1994 and $19.0 million in 1993. The Corporation's effective tax rate (income tax expense divided by income before taxes) was 36.4% in 1995 compared with 35.3% in 1994 and 33.7% in 1993. The effective tax rate increased each year from the prior year due to a lower level of tax-exempt income and higher levels of disallowed deductions.

BALANCE SHEET ANALYSIS

LOANS

Total loans outstanding grew to $2.61 billion at December 31, 1995, an 11.9% or $277.1 million increase from the end of 1994.

Real estate mortgage loans totaled $1.4 billion at the end of 1995 and 1994. Loans in this classification increased $167.5 million or 13.5% during 1995, with loans secured by one- to four-family residential properties totaling $784 million at December 31, 1995. Residential real estate loans consist of conventional home mortgages, home equity lines, and second mortgages. Loans of this type are also primarily made to borrowers in Wisconsin and northern Illinois. Residential real estate loans generally contain a limit for the maximum loan to collateral value of 75% to 80%.

Also included in the real estate-mortgage classification are loans secured by non-farm, non-residential real estate properties. Loans in these groups totaled $546.4 million at December 31, 1995. Real estate loans secured by non-residential real estate properties involve borrower characteristics similar to those discussed for commercial loans and real estate construction projects. Loans of this type are mainly for business and industrial properties, multi-family properties, community purpose properties and similar properties. Loans are primarily made to borrowers in Wisconsin and northern Illinois. Credit risk is managed in a manner similar to commercial loans and real estate construction by employing sound underwriting guidelines, lending to familiar borrowers in known markets and businesses, and formally reviewing the borrower's financial soundness and relationship on an ongoing basis.

Commercial, financial, and agricultural loans totaled $770.8 million at the end of 1995 and comprised 30% of the loan portfolio, compared with 29% of the portfolio at the end of 1994. The commercial, financial, and agricultural loan classification primarily consists of commercial loans to middle market companies and small businesses. Loans of this type are in a broad range of industries. Borrowers are primarily concentrated in Wisconsin and northern Illinois. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower's operations.

Within the commercial, financial, and agricultural classification at December 31, 1995, loans to finance agricultural production totaled $28.8 million or 1.1% of total loans. This level is essentially unchanged from the $27.6 million balance at the end of 1994.

An active credit risk management process is used for commercial loans to ensure that sound and consistent credit decisions are made. Credit risk is controlled by detailed underwriting procedures, comprehensive loan administration, and periodic review of borrowers' outstanding loans and commitments. Borrower relationships are formally reviewed on an ongoing basis. Further analyses by customer, industry and geographic location are performed to monitor trends, financial performance and concentrations.

The loan portfolio is widely diversified by types of borrowers, industry groups and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 1995, no concentrations existed in the Corporation's loan portfolio in excess of 10% of total loans or $261.1 million.

TABLE 8: LOAN COMPOSITION

                                                                            AS OF DECEMBER 31,
                                      ----------------------------------------------------------------------------------------------
                                               1995                    1994                    1993                    1992
                                      ----------------------  ----------------------  ----------------------  ----------------------
                                        AMOUNT    % OF TOTAL    AMOUNT    % OF TOTAL    AMOUNT    % OF TOTAL    AMOUNT    % OF TOTAL
                                      ----------------------------------------------------------------------------------------------
                                                                              (IN THOUSANDS)
Commercial, financial and
 agricultural                         $  770,781         30%  $  677,938         29%  $  753,940         36%  $  815,365         40%
Real estate - construction               135,329          5      121,224          5       93,513          5       90,151          4
Real estate - mortgage                 1,412,053         54    1,244,524         54      993,348         47      893,788         44
Installment loans to individuals         283,321         11      284,224         12      254,094         12      238,341         12
Lease financing                            9,743      --           6,176      --           5,144      --           6,414      --
                                      ----------------------------------------------------------------------------------------------
Total loans                           $2,611,227        100%  $2,334,086        100%  $2,100,039        100%  $2,044,059        100%
                                      ----------------------------------------------------------------------------------------------
                                      ----------------------------------------------------------------------------------------------

                                               1991
                                      ----------------------
                                        AMOUNT    % OF TOTAL
Commercial, financial and
 agricultural                         $  820,746         41%
Real estate - construction                91,476          5
Real estate - mortgage                   812,867         41
Installment loans to individuals         260,924         13
Lease financing                            7,966      --
Total loans                           $1,993,979        100%

Real estate construction loans totaled $135.3 million or 5% of the total loan portfolio at the end of 1995 compared to $121.2 million or 5% at December 31, 1994. Loans in this classification are primarily short-term interim loans that provide financing for the acquisition or development of commercial real estate, such as multi-family or other commercial development projects. These interim loans are generally made with the intent that the borrower will refinance the loan with an outside third party or sell the project upon completion.

Real estate construction loans are made to developers and project managers who are well known to the Corporation, have prior successful project experience and are well capitalized. Projects undertaken by these developers are carefully reviewed by the Corporation to ensure that they are economically viable. Loans of this type are primarily made in markets in Wisconsin and northern Illinois in which the Corporation has a thorough knowledge of the local market economy.

The credit risk associated with real estate construction loans is generally confined to specific geographic areas. The Corporation controls the credit risk on these types of loans by making loans in familiar markets to familiar developers, underwriting the loans to meet the requirements of institutional investors in the secondary market, reviewing the merits of individual projects, controlling loan structure, and monitoring project progress and construction advances.

TABLE 9: LOAN MATURITY DISTRIBUTION AND INTEREST RATE SENSITIVITY(1)

                                                                                 MATURITY(2)
                                                             ---------------------------------------------------
                                                                WITHIN                     AFTER
DECEMBER 31, 1994                                               1 YEAR      1-5 YEARS     5 YEARS       TOTAL
-----------------------------------------------------------
                                                             ---------------------------------------------------
                                                                               (IN THOUSANDS)
Commercial, financial, and agricultural                       $   526,598   $  212,732   $   31,451   $  770,781
Real estate-construction                                           92,120       40,614        2,595      135,329

                                                             ---------------------------------------------------
Total                                                         $   618,718   $  253,346   $   34,046   $  906,110
                                                             ---------------------------------------------------
                                                             ---------------------------------------------------
Fixed rate                                                    $   179,588   $  186,869   $   12,488   $  378,955
Floating or adjustable rate                                       439,130       66,477       21,548      527,155
                                                             ---------------------------------------------------
Total                                                         $   618,718   $  253,346   $   34,046   $  906,110
                                                             ---------------------------------------------------
                                                             ---------------------------------------------------
Percent                                                                68%          28%           4%         100%

------------------------
(1) Based upon scheduled principal repayments.

(2) Demand loans, past due loans, and overdrafts are reported in the "Within 1 Year" category.

Installment loans to individuals totaled $283.3 million or 11% of the total loan portfolio at the end of 1995 compared to $284.2 million or 12% at December 31, 1994. Installment loans include short-term installment loans, direct and indirect automobile loans, recreational vehicle loans, credit card loans, student loans and other personal loans. Individual borrowers may be required to provide related collateral or a satisfactory endorsement or guaranty from another person, depending on the specific type of loan and the creditworthiness of the borrower. Loans are made to individual borrowers located primarily in Wisconsin and northern Illinois. Credit risk for these types of loans is generally influenced by general economic conditions, the characteristics of individual borrowers and the nature of the loan collateral. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers as well as taking appropriate collateral and guaranty positions on such loans.

Factors that are critical to managing overall credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, an adequate allowance for possible loan losses, and sound non-accrual and charge-off policies.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

As of December 31, 1995, the allowance for possible loan losses of $39.1 million represented 1.50% of total loans, down from 1.63% at December 31, 1994. While the year-end allowance increased 2.9% from the end of 1994, period-end loans increased 11.9% over the same period.

TABLE 10:  LOAN LOSS EXPERIENCE

                                                                   YEARS ENDED DECEMBER 31,
                                             --------------------------------------------------------------------
                                                 1995          1994          1993          1992          1991
                                             ------------  ------------  ------------  ------------  ------------
                                                                        (IN THOUSANDS)
Average loans outstanding                    $  2,456,137  $  2,192,960  $  2,081,767  $  2,030,854  $  1,912,017
Balance of allowance for possible loan
 losses at beginning of period               $     37,963  $     35,547  $     34,542  $     31,247  $     21,915
                                             --------------------------------------------------------------------
                                             --------------------------------------------------------------------
Loans charged-off:
  Commercial, financial, and agricultural           3,048         2,130         4,432         7,299        10,278
  Real estate - construction                          191            89           131             3            --
  Real estate - mortgage                              588         1,550         1,941           778         2,051
  Installment loans to individuals                  1,408         1,995         1,525         1,939         1,954
  Lease financing                                       5            18            50           107            87
                                             --------------------------------------------------------------------
  Total loans charged-off                           5,240         5,782         8,079        10,126        14,370
                                             --------------------------------------------------------------------
Recoveries of loans previously charged-off:
  Commercial, financial, and agricultural           1,847         2,999         2,180         2,346           741
  Real estate - construction                           70            --           173            --            --
  Real estate - mortgage                              472           360           376           115           239
  Installment loans to individuals                    791           946           635           353           306
  Lease financing                                       8             7            20            26            33
                                             --------------------------------------------------------------------
  Total recoveries                                  3,188         4,312         3,384         2,840         1,319
                                             --------------------------------------------------------------------
Net loans charged-off                               2,052         1,470         4,695         7,286        13,051
Balance related to acquisitions                        --         1,675            --            --           615
Additions to the allowance charged to
 operating expense                                  3,156         2,211         5,700        10,581        21,768
                                             --------------------------------------------------------------------
Balance at end of period                     $     39,067  $     37,963  $     35,547  $     34,542  $     31,247
                                             --------------------------------------------------------------------
                                             --------------------------------------------------------------------
Ratio of net charge-offs to average loans
 outstanding                                          .08%          .07%          .23%          .36%          .68%
Ratio of allowance for possible loan losses
 to total loans at end of period                     1.50%         1.63%         1.69%         1.69%         1.57%
                                             --------------------------------------------------------------------
                                             --------------------------------------------------------------------

The provision for possible loan losses in 1995 was $3.2 million compared with $2.2 million in 1994 and $5.7 million in 1993.

Total gross charge-offs in 1995 were $5.2 million compared with $5.8 million in 1994 and $8.1 million in 1993. The ratio of 1995 net charge-offs to average loans was .08%, essentially unchanged from the ratio of .07% in 1994.

Loans charged-off are subject to continuous review and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses.

Management regularly reviews the adequacy of the allowance for possible loan losses to ensure that the allowance is sufficient to absorb potential losses arising from the credit granting process. Factors considered include the levels of non-performing loans, other real estate, past due trends, growth in the loan portfolio, changes in the composition of the loan portfolio, historical net charge-offs, the present and potential financial condition of borrowers, general economic conditions, specific industry conditions and other regulatory or legal issues that could affect the Corporation's loss potential.

The Corporation believes that the allowance for possible loan losses as of December 31, 1995, is adequate to absorb potential loan losses as evidenced by its favorable charge-off experience and allowance coverage of non-performing loans (discussed below). Active asset quality administration ensures appropriate management of credit risk and minimization of loan losses.

TABLE 11:  ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                                                 AS OF DECEMBER 31,
                                                -----------------------------------------------------
                                                  1995       1994       1993       1992       1991
                                                ---------  ---------  ---------  ---------  ---------
                                                                   (IN THOUSANDS)
Commercial, financial and agricultural          $  21,620  $  20,021  $  19,194  $  21,704  $  18,813
Real estate - construction                            929      1,133      1,440      1,195      1,210
Real estate - mortgage                              7,338      7,944      8,491      6,687      5,280
Installment loans to individuals                    3,058      4,046      3,836      3,675      4,449
Lease financing                                       460        331        136        155        303
Unallocated                                         5,662      4,488      2,450      1,126      1,192
                                                -----------------------------------------------------
  Total                                         $  39,067  $  37,963  $  35,547  $  34,542  $  31,247
                                                -----------------------------------------------------
                                                -----------------------------------------------------

NON-PERFORMING LOANS, POTENTIAL PROBLEM LOANS, AND OTHER REAL ESTATE

Management is committed to an aggressive non-accrual and problem loan identification philosophy. This philosophy is embodied through the monitoring and reviewing of credit policies and procedures to ensure that all problem loans are identified quickly and the risk of loss is minimized.

Non-performing loans are considered a leading indicator of future loan losses. Non-performing loans are defined as non-accrual loans, loans 90 days or more past due but still accruing, and restructured loans.

Loans are normally placed on non-accrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact on the collectibility of principal or interest on loans, it is management's practice to place such loans on non-accrual status immediately, rather than delaying such action until the loans become 90 days past due. Previously accrued and uncollected interest on such loans is reversed and income is recorded only to the extent that interest payments are subsequently received in cash and a determination has been made that the principal balance of the loan is collectible. If collectibility of the principal is in doubt, payments received are applied to loan principal.

Loans past due 90 days or more but still accruing interest are also included in non-performing loans. Loans past due 90 days or more but still accruing are classified as such where the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and in the process of collection. Also included in non-performing loans are "restructured" loans. Restructured loans involve the granting of some concession to the borrower involving the modification of terms of the loan, such as changes in payment schedule or interest rate.

TABLE 12:  NON-PERFORMING LOANS AND OTHER REAL ESTATE OWNED

                                                                 DECEMBER 31,
                                             -----------------------------------------------------
                                               1995       1994       1993       1992       1991
                                             ---------  ---------  ---------  ---------  ---------
                                                                (IN THOUSANDS)
Non-accrual loans                            $  14,431  $  14,590  $  21,938  $  29,486  $  20,211
Accruing loans past due 90 days or more          1,307      1,275      2,227      1,243      5,118
Restructured loans                               1,704      1,888      1,992      1,932      1,498
                                             -----------------------------------------------------
Total non-performing loans                   $  17,442  $  17,753  $  26,157  $  32,661  $  26,827
                                             -----------------------------------------------------
                                             -----------------------------------------------------
Ratio of non-performing loans to total
 loans at period end                               .67%       .76%      1.25%      1.60%      1.35%
Ratio of the allowance for possible loans
 losses to non-performing loans at period
 end                                            223.98%    213.84%    135.90%    105.76%    116.48%
                                             -----------------------------------------------------
Other real estate owned                      $   1,540  $   2,357  $   3,824  $   4,063  $   4,442
                                             -----------------------------------------------------
                                             -----------------------------------------------------

Non-performing loans at December 31, 1995, were $17.4 million, a decline of $311,000 from the level at December 31, 1994. The ratio of non-performing loans to total loans at the end of 1995 was .67% compared to .76% at December 31, 1994, and 1.25% at the end of 1993. The Corporation's allowance for possible loan losses balance was more than twice the amount of total non-performing loans at December 31, 1995, and at the end of 1994.

The following table shows, for those loans accounted for on a non-accrual basis and restructured loans for the years ended as indicated, the gross interest that would have been recorded if the loans had been current in accordance with their original terms and the amount of interest income that was included in net income for the period.

TABLE 13:  FOREGONE LOAN INTEREST

                                                                                 YEARS ENDED DECEMBER 31,
                                                                              -------------------------------
                                                                                1995       1994       1993
                                                                              ---------  ---------  ---------
                                                                                      (IN THOUSANDS)
Interest income in accordance with original terms                             $   1,997  $   2,035  $   2,867
Interest income recognized                                                         (934)    (1,009)    (1,580)
                                                                              -------------------------------
Reduction in interest income                                                  $   1,063  $   1,026  $   1,287
                                                                              -------------------------------
                                                                              -------------------------------

Potential problem loans are loans where there are doubts as to the ability of the borrower to comply with present repayment terms. The decision of management to place loans in this category does not necessarily mean that the Corporation expects losses to occur, but that management recognizes that a higher degree of risk is associated with these performing loans.

At December 31, 1995, potential problem loans totaled $34.8 million. The loans that have been reported as potential problem loans are not concentrated in a particular industry, but rather cover a diverse range of businesses, e.g. communications, wholesale trade, manufacturing, finance/insurance/real estate, and services. Management does not presently expect significant losses from credits in the potential problem loan category.

Other real estate owned declined to $1.5 million at December 31, 1995, compared to $2.4 million at the end of 1994. Management actively seeks to ensure properties held are administered to minimize the Corporation's risk of loss.

INVESTMENT SECURITIES PORTFOLIO

The investment securities portfolio is intended to provide the Corporation with adequate liquidity, flexibility in asset/liability management and a source of stable income. Investment securities, both those held to maturity and those available for sale totaled $740.6 million at December 31, 1995, compared with $730.3 million one year ago.

At December 31, 1993, the Corporation adopted Financial Accounting Standards Board's SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In applying SFAS No. 115, securities not classified as either securities held to maturity or trading securities are considered as available for sale and reported in the statement of financial condition at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity, net of the related tax effects.

TABLE 14:  INVESTMENT SECURITIES PORTFOLIO

                                                                                 DECEMBER 31,
                                                                      ----------------------------------
                                                                         1995        1994        1993
                                                                      ----------  ----------  ----------
                                                                                (IN THOUSANDS)
Investment Securities Held to Maturity:
U.S. Treasury and federal agency securities                           $  172,548  $  206,072  $  230,721
Obligations of states and political subdivisions                         139,988     121,143     127,137
Other securities                                                          69,109      64,650      59,076
                                                                      ----------------------------------
Total Amortized Cost                                                  $  381,645  $  391,865  $  416,934
                                                                      ----------------------------------
                                                                      ----------------------------------
Total Fair Market Value                                               $  383,129  $  376,529  $  423,545
                                                                      ----------------------------------
                                                                      ----------------------------------
Investment Securities Available for Sale:
U.S. Treasury and federal agency securities                           $  346,448  $  341,627  $  255,273
Obligations of states and political subdivisions                          --          --             300
Other securities                                                           2,724       1,969       1,817
                                                                      ----------------------------------
Total Amortized Cost                                                  $  349,172  $  343,596  $  257,390
                                                                      ----------------------------------
                                                                      ----------------------------------
Total Fair Market Value                                               $  358,983  $  338,393  $  268,294
                                                                      ----------------------------------
                                                                      ----------------------------------

Total securities averaged $725.8 million in 1995 compared with $691.1 million in 1994. In 1995, average taxable securities were 83.6% of total average securities compared with 85.0% in 1994.

At December 31, 1995, the securities portfolio had an aggregate fair value of approximately $742.1 million compared with a total amortized cost of $730.8 million.

At December 31, 1995, the Corporation's securities portfolio did not contain securities, other than U.S. Treasury and federal agencies, of any single issuer that were payable from and secured by the same source of revenue or taxing authority where the aggregate book value of such securities exceeded 10% of stockholders' equity or $32.6 million.

TABLE 15: INVESTMENT SECURITIES PORTFOLIO MATURITY DISTRIBUTION(1) DECEMBER 31, 1995

                                 INVESTMENT SECURITIES HELD TO MATURITY - MATURITY DISTRIBUTION AND WEIGHTED AVERAGE YIELD
                       -------------------------------------------------------------------------------------------------------------
                                                   AFTER ONE BUT            AFTER FIVE BUT
                          WITHIN ONE YEAR        WITHIN FIVE YEARS         WITHIN TEN YEARS          AFTER TEN YEARS
                                                                                                                             TOTAL

                       -------------------------------------------------------------------------------------------------------------
                        AMOUNT       YIELD      AMOUNT       YIELD       AMOUNT        YIELD       AMOUNT        YIELD      AMOUNT
                       -------------------------------------------------------------------------------------------------------------
                                                                      (IN THOUSANDS)
U.S. Treasury and
 federal agency
 securities            $  16,882        6.88%  $  76,133        6.02%   $  13,759         5.82%   $  65,774         5.65%  $ 172,548
Obligations of states
 and political
 subdivisions (2)         33,700        7.29      81,152        7.48       21,791         7.58        3,345         7.99     139,988
Other securities (3)      11,933        6.30      38,705        6.59        2,732         6.45       15,739         8.11      69,109
                       -------------------------------------------------------------------------------------------------------------
Total Amortized Cost   $  62,515        6.99%  $ 195,990        6.74%   $  38,282         6.87%   $  84,858         5.84%  $ 381,645
                       -------------------------------------------------------------------------------------------------------------
                       -------------------------------------------------------------------------------------------------------------
Total Fair Value       $  62,491               $ 197,436                $  38,761                 $  84,441
                       ---------               ---------               -----------               -----------
                       ---------               ---------               -----------               -----------

                                INVESTMENT SECURITIES AVAILABLE FOR SALE - MATURITY DISTRIBUTION AND WEIGHTED AVERAGE YIELD
                       -------------------------------------------------------------------------------------------------------------
                                                   AFTER ONE BUT            AFTER FIVE BUT
                          WITHIN ONE YEAR        WITHIN FIVE YEARS         WITHIN TEN YEARS          AFTER TEN YEARS
                                                                                                                             TOTAL
                       -------------------------------------------------------------------------------------------------------------
                        AMOUNT       YIELD      AMOUNT       YIELD       AMOUNT        YIELD       AMOUNT        YIELD      AMOUNT
                       -------------------------------------------------------------------------------------------------------------
                                                                      (IN THOUSANDS)
U.S. Treasury and
 federal agency
 securities            $ 115,609        6.06%  $ 209,457        6.32%   $  19,375         6.30%   $   2,007         6.41%  $ 346,448
Other securities (3)      --          --          --          --           --           --            2,724       --           2,724
                       -------------------------------------------------------------------------------------------------------------
Total Amortized Cost   $ 115,609        6.06%  $ 209,457        6.32%   $  19,375         6.30%   $   4,731         6.41%  $ 349,172
                       -------------------------------------------------------------------------------------------------------------
                       -------------------------------------------------------------------------------------------------------------
Total Fair Value       $ 116,292               $ 211,713                $  19,674                 $  11,304
                       ---------               ---------               -----------               -----------
                       ---------               ---------               -----------               -----------



                                      TOTAL

                                      FAIR
                          YIELD       VALUE

U.S. Treasury and
 federal agency
 securities                  5.95%  $ 172,484
Obligations of states
 and political
 subdivisions (2)            7.46     140,699
Other securities (3)         6.58      69,946

Total Amortized Cost         6.62%  $ 383,129

Total Fair Value                    $ 383,129
                                    ---------
                                    ---------

                                      TOTAL

                                      FAIR
                          YIELD       VALUE

U.S. Treasury and
 federal agency
 securities                  6.23%  $ 349,704
Other securities (3)       --           9,279

Total Amortized Cost         6.23%  $ 358,983

Total Fair Value                    $ 358,983
                                    ---------
                                    ---------

(1) Expected maturities will differ from contractual maturities, as borrowers may have the right to call or repay obligations with or without call or prepayment penalties.
(2) Yields on tax-exempt securities are computed on a tax-equivalent basis using a tax rate of 35% and have not been adjusted for certain disallowed interest deductions.
(3) Stocks and other securities having no stated maturity have been included in "After Ten Years" in the above table. The yield on other securities is calculated excluding equity securities.

DEPOSITS

Average total deposits in 1995 were $2.79 billion, an increase of 8.6% or $221.0 million over 1994. Approximately $62.8 million of the growth in average total deposits resulted from the purchase of brokered CDs by the Corporation in 1995, with the remainder primarily as a result of the branch acquisitions in late 1994. At December 31, 1995, the outstanding balance of brokered CDs was $65.9 million.

TABLE 16:  AVERAGE DEPOSITS DISTRIBUTION

                                                                        YEARS ENDED DECEMBER 31,
                                                                ----------------------------------------
                                                                    1995          1994          1993
                                                                ------------  ------------  ------------
                                                                             (IN THOUSANDS)
Noninterest-bearing demand deposits                             $    493,770  $    499,378  $    473,024
Interest-bearing demand deposits                                     293,449       277,013       259,409
Savings deposits                                                     378,733       399,818       375,213
Money market deposits                                                375,271       370,535       395,275
Time deposits                                                      1,250,610     1,024,104     1,009,905
                                                                ----------------------------------------
Total deposits                                                  $  2,791,833  $  2,570,848  $  2,512,826
                                                                ----------------------------------------
                                                                ----------------------------------------

Year-end 1995 noninterest-bearing demand deposits were $595.2 million compared with $612.6 million at the end of 1994. These amounts are substantially above the respective yearly average balance amounts. Demand deposits normally show a sizeable increase as businesses, public entities and correspondent banks adjust their cash positions at year-end. The average balance of noninterest-bearing demand deposits for 1995 remained essentially unchanged from 1994. However, average noninterest-bearing demand deposits as a percentage of total average deposits declined to 17.7% in 1995 from 19.4% in 1994.

TABLE 17:  AVERAGE RATES PAID ON DEPOSITS

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                     -------------------------------
                                                                                       1995       1994       1993
                                                                                     ---------  ---------  ---------
Interest-bearing demand deposits                                                          1.94%      1.74%      2.00%
Savings deposits                                                                          2.34       2.31       2.50
Money market deposits                                                                     3.71       2.69       2.63
Time deposits                                                                             5.71       4.57       4.53
Total interest-bearing deposits                                                           4.34       3.42       3.47

The total of average interest-bearing demand, savings, and money market deposits remained unchanged at $1.05 billion for 1995 and 1994. However, these deposits as a percentage of total average deposits declined significantly to 37.5% in 1995 from 40.8% in 1994. This change in the mix of the Corporation's retail deposit base reflects the shift in customers' investment preferences, as they opted for the higher yields available through certificates of deposit.

TABLE 18:  MATURITY DISTRIBUTION-CERTIFICATES OF DEPOSIT AND OTHER TIME DEPOSITS
           OF $100,000 OR MORE

                                                                                 DECEMBER 31, 1995
                                                                     -----------------------------------------
                                                                       CERTIFICATES OF
                                                                           DEPOSIT         OTHER TIME DEPOSITS
                                                                     -----------------------------------------
                                                                                  (IN THOUSANDS)
Three months or less                                                      $  201,945            $  33,736
Over three months through six months                                          84,071                4,000
Over six months through twelve months                                         40,367                   --
Over twelve months                                                            26,384                   --
                                                                     -----------------------------------------
Total                                                                     $  352,767            $  37,736
                                                                     -----------------------------------------
                                                                     -----------------------------------------

The Corporation continues to experience strong competition for deposits in its markets. This is true for both the business and retail segments of the market. During 1995, the Corporation's banks offered a number of different products with specific features and competitive pricing. The deposit products are designed to retain core deposit accounts, attract new customers, and create opportunities for providing other bank services or relationships.

SHORT-TERM BORROWINGS

Short-term borrowings consist of federal funds purchased, commercial paper, short-term notes payable, current maturities of long-term debt, treasury tax and loan notes, securities sold under agreements to repurchase, and Federal Home Loan Bank notes. Average 1995 short-term borrowings were $307.8 million compared with $275.8 million during 1994.

TABLE 19:  SHORT-TERM BORROWINGS

                                                                                 DECEMBER 31,
                                                                      ----------------------------------
                                                                         1995        1994        1993
                                                                      ----------------------------------
                                                                                (IN THOUSANDS)
Federal funds purchased and securities sold under agreements to
 repurchase                                                           $  267,146  $  272,782  $  198,724
Notes payable to banks                                                    64,147      28,915      30,942
Commercial paper                                                           2,326      10,603      13,235
Current maturities of long-term borrowings                                   800         800      11,047
Federal Home Loan Bank (Original maturities less than one year)            5,000      --          --
Other borrowed funds                                                       7,380       8,354      13,720
                                                                      ----------------------------------
Total                                                                 $  346,799  $  321,454  $  267,668
                                                                      ----------------------------------
                                                                      ----------------------------------

The increase in short-term borrowings is attributable to larger amounts outstanding under notes payable to other banks. The notes payable to banks and commercial paper are primarily used to fund residential, commercial, and leasing lending activities at the Corporation's residential mortgage, commercial mortgage, and leasing subsidiaries.

TABLE 20: FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

                                                                                  1995        1994        1993
                                                                               ----------  ----------  ----------
                                                                                         (IN THOUSANDS)
Average amounts outstanding during year                                        $  247,561  $  226,979  $  176,363
Average interest rates on amounts outstanding during year                            5.24%       3.83%       2.57%
Maximum month-end amounts outstanding                                          $  318,327  $  294,220  $  204,618
Average interest rates on amounts outstanding at end of year                         5.15%       5.31%       2.74%

LIQUIDITY

Liquidity refers to the ability of the Corporation to generate adequate amounts of cash to meet the Corporation's needs for cash. The subsidiary banks and the parent company of the Corporation have different liquidity considerations.

Banking subsidiaries meet their cash flow requirements by having funds available to satisfy customer credit needs as well as having available funds to satisfy deposit withdrawal requests. Liquidity at banking subsidiaries is derived from deposit growth, money market investments, maturing loans, the maturity of investment securities held to maturity, the maturity or sale of investment securities available for sale, access to other funding sources and markets, and a strong capital position.

Deposit growth is the primary source of liquidity at the banking subsidiaries. Total period-end deposits increased $193.1 million from 1994 to 1995. The Corporation's overall deposit base grew an average of $221.0 million or 8.6% during 1995. Deposit growth, especially in the core deposit base, is the most stable source of liquidity of a bank.

Another substantial source of liquidity is the Corporation's maturing investment securities portfolio, particularly those maturing within one year. At December 31, 1995, the amortized cost of securities, both securities held to maturity and securities available for sale, maturing within one year amounted to $178.1 million or 24.4% of the total securities portfolio. At the end of 1995, the securities portfolio contained $346.4 million at amortized cost of U.S. Treasury and federal agency securities available for sale, representing 47.4% of the total securities portfolio. These government securities are highly marketable and had a market value of $349.7 million or 100.9% of amortized cost at year-end.

Money market investments, consisting of federal funds sold, securities purchased under agreements to resell, and interest-bearing deposits in other financial institutions, averaged $39.0 million in 1995 compared to $51.4 million in 1994. The funds provided from the maturity of these assets were used as a funding source for the growth in loans and securities, which generally have higher yields. Being short-term and liquid by nature, money market assets generally provide a lower yield than other earning assets. The Corporation has a strategy of maintaining a sufficient level of liquidity to accommodate fluctuations in funding sources and will periodically take advantage of specific opportunities to temporarily invest excess funds at narrower than normal rate spreads while still generating additional net interest income. At December 31, 1995, the Corporation had $43.7 million outstanding in short-term money market investments, serving as an essential source of liquidity. The year-end 1995 amount represents 1.2% of total assets compared to 1.7% at December 31, 1994.

The loan portfolio is also a source of additional liquidity. The Corporation has $618.7 million of commercial loans and real estate construction loans maturing within one year and a steady flow of repayments in the mortgage and installment loan portfolios. Additionally, the Corporation has $784 million of loans secured by one- to- four-family residential property that could possibly be securitized.

Within the classification of short-term borrowings at year-end 1995, federal funds purchased and securities sold under agreements to repurchase totaled $267.1 million compared with $272.8 million at the end of 1994. Federal funds are purchased from a sizeable network of correspondent banks while securities sold under agreements to repurchase are obtained from a base of individual, business and public entity customers.

The aggregate subsidiary liquidity resources were sufficient in 1995 to fund the growth in loans and the investment securities portfolio, and to meet other needs for cash when necessary. As of December 31, 1995, there were no material commitments for capital expenditures, i.e. to purchase fixed assets. However, the Corporation is making investments in equipment and facilities to support its technology upgrades.

Deposit growth will continue to be the primary source of bank subsidiary liquidity on a long-term basis, along with stable earnings, the resulting cash generated by operating activities and strong capital positions. Shorter-term liquidity needs will mainly be derived from growth in short-term borrowings, maturing money market and investment portfolio securities, loan maturities and access to other funding sources.

Liquidity is also necessary at the parent company level. The parent company's primary sources of funds are dividends and service fees from subsidiaries, borrowings and proceeds from issuance of equity. The parent company manages its liquidity position to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries and satisfy other operating requirements. Dividends received from subsidiaries totaled $29.2 million in 1995 and will continue to be the parent's main source of long-term liquidity. The dividends from subsidiaries, along with a $30.9 million increase in net short-term borrowed funds, were sufficient to pay cash dividends to the Corporation's shareholders of $15.8 million in 1995, and fund increased lending activities of nonbanking subsidiaries of $30.2 million.

At December 31, 1995, $43.9 million in dividends could be paid to the parent by subsidiary banks without obtaining prior regulatory approval, subject to the capital needs of the banks. Additionally, the parent company had $105 million of established lines of credit with nonaffiliated banks, of which $64.1 million was in use. Of the amount in use, the parent company downstreamed the majority to the Corporation's residential and commercial mortgage banking subsidiaries and leasing company for their use in funding loans and leases. The parent company also has access to funds from the issuance of the Corporation's commercial paper, although such funds are also downstreamed to the non-bank subsidiaries. Commercial paper outstanding at December 31, 1995, totaled $2.3 million.

The Corporation's long-term debt to equity ratio at December 31, 1995, was 5.5% compared to 1.4% at December 31, 1994. The increase is attributable to certain banking subsidiaries funding with the Federal Home Loan Bank at terms to maturity greater than one year.

Management believes that, in the current economic environment, the Corporation's subsidiary and parent company liquidity positions are adequate. There are no known trends nor any known demands, commitments, events or uncertainties that will result or are reasonably likely to result in a material increase or decrease in the Corporation's liquidity.

INTEREST RATE SENSITIVITY

Interest rate risk is the exposure to a bank's earnings and capital arising from changes in future interest rates. All banks assume interest rate risk as an integral part of normal banking operations. The management of interest rate risk includes four components: policy statements, risk limits, risk measurement and reporting procedures.

An important responsibility of the Asset/Liability Committee (ALCO) of each subsidiary bank is the management of risks associated with changing interest rates, changing asset and liability mixes, and their impact on earnings. These ALCOs, in turn, operate under the advisory policy guidelines on interest rate sensitivity set by the Corporation's ALCO. The sensitivity of net interest income to market rate changes is evaluated regularly by the Corporation to determine the effectiveness of interest rate risk management.

Interest rate sensitivity analysis can be performed in several different ways. The traditional method of measuring interest sensitivity is called "gap" analysis. Gap analysis is used to identify mismatches in the repricing of assets and liabilities within specified periods of time or interest sensitivity gaps.

For all assets and liabilities repriced within one year, the ratio of rate sensitive assets to rate sensitive liabilities was 79.4% at December 31, 1995. As presented, this traditional gap analysis does not accurately reflect the Corporation's true rate sensitivity position. The categories of savings, NOW, and money market accounts have been included in the 0-90 days category for this gap analysis. While these accounts are contractually short-term in nature, it is management's experience that repricing occurs over a longer period of time. The year-end 1995 liability sensitive position would tend to provide favorable short-term effects on earnings during periods of declining rates while rising rates would tend to affect net interest income unfavorably over the short run.

The Corporation uses simulation modeling results that incorporate the dynamics of balance sheet and interest rate changes and reflect the related impact on net interest income over a specified time horizon. The Corporation is continually reviewing its interest rate risk position and modifying its strategies based upon simulation projections under various interest rate levels. Additionally, the Corporation may enter into interest-rate swap agreements to assist in managing interest rate risk. Management's philosophy is to maintain an appropriate rate sensitive asset and liability position to provide for stability in earnings in the event of significant interest rate changes. The Corporation believes that it has an effective process for managing interest rate risk.

TABLE 21:  INTEREST RATE SENSITIVITY ANALYSIS

                                                                                   DECEMBER 31, 1995
                                                         ----------------------------------------------------------------------
                                                                              INTEREST SENSITIVITY PERIOD
                                                         ----------------------------------------------------------------------
                                                                                                 TOTAL
                                                                                   181-365     WITHIN 1     OVER 1
                                                         0-90 DAYS  91-180 DAYS     DAYS         YEAR        YEAR       TOTAL
                                                         ----------------------------------------------------------------------
                                                                                     (IN MILLIONS)
Earning assets:
  Investment securities(1)                               $      63   $      66    $     129    $     258   $     473  $     731
  Loans, net of unearned income                              1,156         180          279        1,615         996      2,611
  Other earning assets                                          44      --           --               44      --             44
                                                         ----------------------------------------------------------------------
Total                                                    $   1,263   $     246    $     408    $   1,917   $   1,469  $   3,386
                                                         ----------------------------------------------------------------------
                                                         ----------------------------------------------------------------------
Interest-bearing liabilities:
  Interest-bearing deposits(2)                           $   1,592   $     220    $     254    $   2,066   $     312  $   2,378
  Other interest-bearing liabilities                           341           1            5          347          18        365
                                                         ----------------------------------------------------------------------
Total interest-bearing liabilities                       $   1,933   $     221    $     259    $   2,413   $     330  $   2,743
                                                         ----------------------------------------------------------------------
                                                         ----------------------------------------------------------------------
Interest sensitivity gap                                 $    (670)  $      25    $     149    $    (496)  $   1,139  $     643
                                                         ----------------------------------------------------------------------
Cumulative interest sensitivity gap                      $    (670)  $    (645)   $    (496)
  Cumulative ratio of rate sensitive assets to rate
   sensitive liabilities at December 31, 1995                 65.3%       70.1%        79.4%
                                                         ----------------------------------------------------------------------
                                                         ----------------------------------------------------------------------

(1) Securities balances exclude $9.8 million of unrealized gains relating to available for sale securities.

(2) Savings, NOW, and money market account balances totaling $1.05 billion are included in the 0-90 days category. While these accounts are contractually short-term in nature, it is management's experience that repricing occurs over a longer period of time.

CAPITAL

Stockholders' equity at December 31, 1995, increased 14.0% to $325.6 million or $19.71 per share compared with $285.6 million or $17.32 per share in 1994. Period-end equity has increased at an 11.1% compounded growth rate during the past five years and represents 8.81% of total assets as of December 31, 1995. Year-end capital includes a positive $6.1 million equity component compared to a negative $3.1 million component at December 31, 1994, related to unrealized gains/losses on securities available for sale, net of tax effect. Without the equity adjustment, the ratio of December 31, 1995, equity to assets would be 8.65% compared with adjusted equity of 8.44% at year-end 1994.

Cash dividends paid in 1995 were $0.97 per share compared with $0.85 per share in 1994, an increase of 14.1%. Cash dividends have increased at a 14.2% compounded rate during the past five years.

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

As of December 31, 1995 and 1994, the Corporation's Tier 1 risk-based capital ratios, total risk-based capital (Tier 1 and Tier 2) ratios and Tier 1 leverage ratios were well in excess of regulatory requirements. Management of the Corporation expects to continue to exceed the minimum standards in the future.

Similar capital guidelines are also required of the individual banking subsidiaries of the Corporation. At December 31, 1995 and 1994, each banking subsidiary exceeded the minimum ratios for Tier 1 capital, total capital and the Tier 1 leverage ratio.

TABLE 22:  CAPITAL RATIOS

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1995        1994
                                                                                            ----------  ----------
Corporation ratios:
  Average stockholders' equity to average total assets                                           8.84%       8.72%
  Stockholders' equity to total assets                                                           8.81        8.36
  Long-term borrowings to stockholders' equity                                                   5.55        1.35
  Tier 1 capital to risk-weighted assets                                                        10.76       10.52
  Total tier 1 and tier 2 capital to risk-weighted assets                                       12.02       11.79
  Tier 1 leverage ratio                                                                          8.24        7.92
Regulatory requirements:
  Tier 1 capital to risk-weighted assets                                                         4.00%       4.00%
  Total tier 1 and tier 2 capital to risk-weighted assets                                        8.00        8.00
  Tier 1 leverage ratio                                                                          3.00        3.00

In 1991, the Corporation's Board of Directors authorized management to repurchase up to 400,000 shares of the Corporation's common stock in the market from time to time. The shares repurchased would be available in connection with the Corporation's employee incentive plans and for other corporate purposes. Shares repurchased are held as treasury stock and, accordingly, are accounted for as a reduction of stockholders' equity. The Corporation purchased 63,500 of its common shares in 1995 and 10,000 in 1994.

Management believes that a strong capital position is necessary to take advantage of opportunities for profitable geographic and product expansion, and to provide depositor and investor confidence. The Corporation's capital level remains strong, but must also be maintained at an appropriate level that provides the opportunity for a superior return on the capital employed. Management actively reviews capital strategies for the Corporation and each of its subsidiaries to ensure that capital levels are appropriate based on the perceived business risks, future growth opportunities, industry standards, and regulatory requirements.

ACCOUNTING DEVELOPMENTS

In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Statement prescribes the accounting for the impairment of long-lived assets and goodwill related to those assets. The new rules specify when assets should be reviewed for impairment, how to determine whether an asset or group of assets is impaired, how to measure an impairment loss, and what financial statement disclosures are necessary. Also prescribed is the accounting for long-lived assets and identifiable intangibles that a company plans to dispose of, other than those that are a part of a discontinued operation. Any impairment of a long-lived asset resulting from management's review is to be recognized as a component of noninterest expense. The Corporation adopted SFAS 121 on January 1, 1996. Management believes that the impact of adoption will not have a material effect on the consolidated financial statements of the Corporation.

In May 1995, FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights." SFAS 122, an amendment of Statement 65, requires the recognition of rights to service loans for others as separate assets, however those servicing rights are acquired. SFAS 122 also requires that a mortgage banking enterprise assess its capitalized servicing rights for impairment based on the fair value of those rights, using a disaggregated approach for mortgage servicing rights capitalized after adoption of the new standard. Mortgage servicing rights are amortized on an accelerated basis over the estimated period of net servicing revenue. Adjustments to reduce amortized cost to estimated fair value are included in noninterest income or noninterest expense, as appropriate. The Corporation adopted SFAS 122 on January 1, 1996. Management believes that the impact of adoption will not have a material effect on the consolidated financial statements of the Corporation.

In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which is effective in 1996. The statement requires that a fair value-based method be used to value employee compensation plans that include stock-based awards. The statement permits a company to recognize compensation expense under SFAS 123 or continue to use the prior accounting rules which did not consider the market value of stock in certain award plans. If adoption of the statement's fair value procedures are not used in the computation of compensation expense in the income statement, the company must disclose in a footnote to the financial statements the pro forma impact of adoption. The Corporation will be adopting the disclosure method of the statement.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              ASSOCIATED BANC-CORP
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                         DECEMBER 31,
                                                                                      1995          1994
                                                                                  ------------  ------------
                                                                                        (IN THOUSANDS
                                                                                      EXCEPT SHARE DATA)
ASSETS
Cash and due from banks                                                           $    206,469  $    204,578
Interest-bearing deposits in other financial institutions                                  652           300
Federal funds sold and securities purchased under agreements to resell                  43,000        57,635
Investment securities:
  Held to maturity
    (Fair value of approximately $383,000 and $377,000 at December 31, 1995 and
     1994, respectively)                                                               381,645       391,865
  Available for sale-stated at fair value                                              358,983       338,393
Loans, net of unearned income                                                        2,611,227     2,334,086
Allowance for possible loan losses                                                     (39,067)      (37,963)
------------------------------------------------------------------------------------------------------------
    Loans, net                                                                       2,572,160     2,296,123
Premises and equipment                                                                  54,142        56,648
Other assets                                                                            80,791        72,788
------------------------------------------------------------------------------------------------------------
    Total assets                                                                  $  3,697,842  $  3,418,330
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing deposits                                                      $    595,178  $    612,587
Interest-bearing deposits                                                            2,377,930     2,167,439
------------------------------------------------------------------------------------------------------------
    Total deposits                                                                   2,973,108     2,780,026
Short-term borrowings                                                                  346,799       321,454
Accrued expenses and other liabilities                                                  34,272        27,337
Long-term borrowings                                                                    18,067         3,867
------------------------------------------------------------------------------------------------------------
    Total liabilities                                                                3,372,246     3,132,684
------------------------------------------------------------------------------------------------------------
Commitments and contingent liabilities                                                      --            --
------------------------------------------------------------------------------------------------------------
Stockholders' equity
  Preferred stock (Par value $1.00 per share, authorized 750,000 shares, no
   shares issued)                                                                           --            --
  Common stock (Par value $0.01 per share, authorized 48,000,000 shares, issued
   16,728,061 and 16,714,820 shares at December 31, 1995 and 1994, respectively)           167           135
  Surplus                                                                              152,042       152,486
  Retained earnings                                                                    171,026       140,187
  Net unrealized gain (loss) on securities available for sale, net of taxes              6,148        (3,119)
  Less: Treasury stock at cost (212,673 shares in 1995 and 220,244 shares in
   1994)                                                                                (3,787)       (4,043)
------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                         325,596       285,646
------------------------------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity                                    $  3,697,842  $  3,418,330
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------

          See accompanying notes to Consolidated Financial Statements

                              ASSOCIATED BANC-CORP
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                                      ----------------------------------
                                                                         1995        1994        1993
                                                                      ----------  ----------  ----------
                                                                        (IN THOUSANDS EXCEPT PER SHARE
                                                                                    DATA)
INTEREST INCOME
Interest and fees on loans                                            $  218,638  $  177,769  $  165,606
Interest and dividends on investment securities:
  Taxable                                                                 37,198      33,968      34,247
  Tax-exempt                                                               6,282       5,459       6,814
Interest on deposits in other financial institutions                          42          38          82
Interest on federal funds sold and securities purchased under
 agreements to resell                                                      2,220       2,117       2,697
--------------------------------------------------------------------------------------------------------
    Total interest income                                                264,380     219,351     209,446
--------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits                                                      99,822      70,823      70,719
Interest on short-term borrowings                                         17,192      11,581       8,234
Interest on long-term borrowings                                             800         397       1,319
--------------------------------------------------------------------------------------------------------
    Total interest expense                                               117,814      82,801      80,272
--------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                      146,566     136,550     129,174
Provision for possible loan losses                                         3,156       2,211       5,700
--------------------------------------------------------------------------------------------------------
Net interest income after provision for possible loan losses             143,410     134,339     123,474
--------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
Trust service fees                                                        22,243      20,282      18,675
Service charges on deposit accounts                                       11,163      11,665      11,539
Investment securities gains, net                                             319         202         371
Loan servicing fees                                                        4,690       3,435       2,878
Residential real estate loan origination fees                              1,100       1,027       3,662
Retail investment income                                                   2,066       1,743       2,507
Other                                                                     11,461      10,749      10,348
--------------------------------------------------------------------------------------------------------
    Total noninterest income                                              53,042      49,103      49,980
--------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
Salaries and employee benefits                                            65,020      61,913      60,882
Net occupancy expense                                                      9,919       9,097       8,358
Equipment rentals, depreciation and maintenance                            6,300       6,276       6,242
Data processing expense                                                    7,525       7,664       7,743
Stationery and supplies                                                    3,063       2,920       3,128
Business development and advertising                                       3,140       2,818       2,865
FDIC expense                                                               3,433       5,728       5,716
Other                                                                     24,679      22,663      22,088
--------------------------------------------------------------------------------------------------------
    Total noninterest expense                                            123,079     119,079     117,022
--------------------------------------------------------------------------------------------------------
Income before income taxes                                                73,373      64,363      56,432
Income tax expense                                                        26,721      22,701      19,034
--------------------------------------------------------------------------------------------------------
NET INCOME                                                            $   46,652  $   41,662  $   37,398
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------
Net income per share                                                  $     2.83  $     2.53  $     2.30
Weighted average shares outstanding                                       16,505      16,481      16,270
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------

          See accompanying notes to Consolidated Financial Statements.

                              ASSOCIATED BANC-CORP
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                       NET UNREALIZED
                                                                                       GAIN (LOSS) ON
                                           COMMON STOCK                                  SECURITIES
                                     ------------------------              RETAINED     AVAILABLE FOR    TREASURY
                                       SHARES       AMOUNT      SURPLUS    EARNINGS         SALE           STOCK
                                     -----------  -----------  ---------  -----------  ---------------  -----------
                                                                     (IN THOUSANDS)
Balance, December 31, 1992, as
 previously reported                     11,609    $     116   $ 104,222   $ 124,053      $      --      $  (3,762)
Adjustment to retroactively restate
 the 1995 business combination
 accounted for as a pooling of
 interests                                  346            4         626       3,622             --             --

-------------------------------------------------------------------------------------------------------------------
Balance December 31, 1992, as
 restated                                11,955          120     104,848     127,675             --         (3,762)
-------------------------------------------------------------------------------------------------------------------
Net income                                   --           --          --      37,398             --             --
Cash dividends, $0.74 per share              --           --          --     (11,666)            --             --
Cash dividends to minority
 shareholders prior to acquisition           --           --          --          (3)            --             --
Change in acquired minority
 interest                                    --           --          23         (23)            --             --
Stock dividends                           1,140           11      41,478     (41,489)            --             --
Exercise of incentive stock options          52            1         684          --             --             --
Issuance of stock under Dividend
 Reinvestment and Employee Stock
 Purchase Plans                               2           --          72          --             --             --
Issuance of common stock by
 acquiree                                   329            3       3,918          --             --             --
Tax benefits of restricted shares
 and options                                 --           --         323          --             --             --
Implementation of change in
 accounting for marketable debt and
 equity securities, net of related
 income taxes                                --           --          --          --          6,726             --
Amortization of deferred
 compensation                                --           --          --          --             --             --
-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993               13,478          135     151,346     111,892          6,726         (3,762)
-------------------------------------------------------------------------------------------------------------------
Net income                                   --           --          --      41,662             --             --
Cash dividends, $0.85 per share              --           --          --     (13,367)            --             --
Exercise of incentive stock options          85           --       1,038          --             --             57
Tax benefits of restricted shares
 and options                                 --           --         102          --             --             --
Change in unrealized gain (loss) on
 securities available for sale, net
 of related income taxes                     --           --          --          --         (9,845)            --
Purchase of treasury stock                   --           --          --          --             --           (338)
-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994               13,563          135     152,486     140,187         (3,119   )     (4,043)
-------------------------------------------------------------------------------------------------------------------
Net income                                   --           --          --      46,652             --             --
Cash dividends, $0.97 per share              --           --          --     (15,783 )           --             --
5-for-4 stock split effected in the
 form of a stock dividend                 3,153           32          --         (30 )           --             --
Exercise of incentive stock options          27           --        (409)         --             --          1,863
Tax benefits of restricted shares
 and options                                 --           --         443          --             --             --
Change in unrealized gain (loss) on
 securities available for sale, net
 of related income taxes                     --           --          --          --          9,267             --
Reissuance of treasury stock in a
 business combination                       (15 )         --        (478)         --             --            478
Purchase of treasury stock                   --           --          --          --             --         (2,085)
-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995               16,728   $      167   $ 152,042  $  171,026   $      6,148     $   (3,787)
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

                                         DEFERRED
                                       COMPENSATION       TOTAL
                                     -----------------  ---------
Balance, December 31, 1992, as
 previously reported                     $      (7)     $ 224,622
Adjustment to retroactively restate
 the 1995 business combination
 accounted for as a pooling of
 interests                                      --          4,252
-----------------------------------
Balance December 31, 1992, as
 restated                                       (7)       228,874
-----------------------------------
Net income                                      --         37,398
Cash dividends, $0.74 per share                 --        (11,666)
Cash dividends to minority
 shareholders prior to acquisition              --             (3)
Change in acquired minority
 interest                                       --             --
Stock dividends                                 --             --
Exercise of incentive stock options             --            685
Issuance of stock under Dividend
 Reinvestment and Employee Stock
 Purchase Plans                                 --             72
Issuance of common stock by
 acquiree                                       --          3,921
Tax benefits of restricted shares
 and options                                    --            323
Implementation of change in
 accounting for marketable debt and
 equity securities, net of related
 income taxes                                   --          6,726
Amortization of deferred
 compensation                                    7              7
-----------------------------------
Balance, December 31, 1993                      --        266,337
-----------------------------------
Net income                                      --         41,662
Cash dividends, $0.85 per share                 --        (13,367)
Exercise of incentive stock options             --          1,095
Tax benefits of restricted shares
 and options                                    --            102
Change in unrealized gain (loss) on
 securities available for sale, net
 of related income taxes                        --         (9,845)
Purchase of treasury stock                      --           (338)
-----------------------------------
Balance, December 31, 1994                      --        285,646
-----------------------------------
Net income                                      --         46,652
Cash dividends, $0.97 per share                 --        (15,783)
5-for-4 stock split effected in the
 form of a stock dividend                       --              2
Exercise of incentive stock options             --          1,454
Tax benefits of restricted shares
 and options                                    --            443
Change in unrealized gain (loss) on
 securities available for sale, net
 of related income taxes                        --          9,267
Reissuance of treasury stock in a
 business combination                           --             --
Purchase of treasury stock                      --         (2,085)
-----------------------------------
Balance, December 31, 1995           $          --      $ 325,596
-----------------------------------
-----------------------------------

          See accompanying notes to Consolidated Financial Statements.

                              ASSOCIATED BANC-CORP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           FOR THE YEARS ENDED DECEMBER
                                                                                        31,
                                                                          -------------------------------
                                                                            1995       1994       1993
                                                                          ---------  ---------  ---------
                                                                                  (IN THOUSANDS)
OPERATING ACTIVITIES
Net Income                                                                $  46,652  $  41,662  $  37,398
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for possible loan losses                                          3,156      2,211      5,700
  Provision for losses on ORE                                                    --         95         75
  Depreciation and amortization                                               6,964      6,711      7,033
  Amortization of purchased mortgage servicing rights                         1,340        344      1,646
  Amortization of goodwill                                                    2,559      1,470      1,219
  Deferred income taxes                                                      (5,293)    (2,538)      (183)
  Net amortization (accretion) of premiums and discounts                        685      1,123        189
  Gain on sales of securities, net                                             (319)      (202)      (371)
  (Increase) decrease in interest receivable and other assets                (5,149)    (4,091)     3,986
  Increase (decrease) in interest payable and other liabilities               6,803     10,373     (4,171)
  Amortization of loan fees and costs                                        (1,661)    (1,657)    (1,644)
  Purchases of trading account securities                                    (1,294)    (1,426)    (2,867)
  Proceeds from sales of trading account securities                           1,332      1,472      2,890
  Net (increase) decrease in mortgage loans acquired for resale             (18,678)    40,383     (6,755)
  (Gain) loss on sales of mortgage loans held for resale, net                  (687)        96     (2,659)
  Other, net                                                                   (135)        11       (108)
---------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                 $  36,275  $  96,037  $  41,378
---------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Net decrease in federal funds sold and securities purchased under
 agreements to resell                                                        14,635     85,126     28,825
Net decrease (increase) in interest-bearing deposits in other financial
 institutions                                                                  (352)       375         51
Purchases of securities                                                          --         --   (449,636)
Purchases of held to maturity securities                                   (133,590)  (247,748)        --
Purchases of available for sale securities                                 (104,193)  (179,386)        --
Proceeds from sales of securities                                                --         --     12,626
Proceeds from sales of available for sale securities                          2,187     11,400         --
Proceeds from maturities of securities                                           --         --    417,135
Maturities of held to maturity securities                                   138,310    253,880         --
Maturities of available for sale securities                                 101,564     99,797         --
Payments for ORE additions                                                      (11)       (26)       (50)
Net increase in loans                                                      (254,404)  (162,681)   (53,783)
Proceeds from sales of other real estate                                      1,315      3,247      3,747
Purchases of premises and equipment, net of disposals                        (4,008)    (6,797)    (4,857)
Purchase of mortgage servicing rights                                        (6,570)    (1,336)      (992)
Net cash received (paid) in purchase of subsidiary                             (480)     1,858         --
Proceeds from other assets                                                       --        502        660
---------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                     $(245,597) $(141,789) $ (46,274)
---------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net increase (decrease) in deposits                                         193,082     42,129    (28,545)
Net increase (decrease) in short-term borrowings                             19,545     53,524      3,271
Cash dividends                                                              (15,783)   (13,367)   (11,666)
Repayment of long-term borrowings                                                --     (1,230)    (1,531)
Proceeds from issuance of long-term borrowings                               15,000         --         --
Proceeds from exercise of stock options                                       1,454      1,095        685
Proceeds from employee stock purchase, dividend reinvestment and other
 plans                                                                           --         --         72
Proceeds from issuance of stock                                                  --         --      3,921
Purchase of treasury stock                                                   (2,085)      (338)        --
---------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                          $ 211,213  $  81,813  $ (33,793)
---------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                      $   1,891  $  36,061  $ (38,689)
Cash and due from banks at beginning of year                                204,578    168,517    207,206
---------------------------------------------------------------------------------------------------------
Cash and due from banks at end of year                                    $ 206,469  $ 204,578  $ 168,517
---------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest                                                                $ 112,406  $  79,998  $  82,283
  Income taxes                                                               31,648     22,808     19,061
Supplemental schedule of non-cash investing activities:
  Loans transferred to other real estate                                  $   1,176  $   2,466  $   3,786
  Loans made in connection with the disposition of other real estate            177        398      1,610
  Fair value of assets acquired, including cash and cash equivalents          3,670    170,398         --
  Value ascribed to intangibles                                               1,462     17,950         --
  Liabilities assumed                                                         5,132    188,348         --
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

          See accompanying notes to Consolidated Financial Statements.

                              ASSOCIATED BANC-CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1995, 1994, AND 1993

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accounting and reporting policies of Associated Banc-Corp and its subsidiaries (Corporation) conform to generally accepted accounting principles and to general practice within the banking and mortgage banking industries. The following is a description of the more significant of those policies.

BUSINESS

The Corporation provides a full range of banking and related financial services to individual and corporate customers through its network of bank and mortgage affiliates in Wisconsin, Illinois, and Georgia. The Corporation is subject to competition from other financial institutions and is regulated by federal and state banking agencies and undergoes periodic examinations by those agencies.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements include the accounts of the Corporation and subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the 1993 and 1994 consolidated financial statements have been reclassified to conform with the 1995 presentation.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Estimates that are particularly susceptible to significant change relate to the determination of the allowance for possible loan losses.

INVESTMENT SECURITIES

Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires securities to be classified as held to maturity, available for sale, or trading. Investment securities classified as held to maturity, which management has the intent and ability to hold to maturity, are reported at amortized cost, adjusted for amortization of premiums and accretion of discounts using a method that approximates level yield. Available for sale and trading securities are reported at fair value with unrealized gains and losses, net of related deferred income taxes, included in stockholders' equity or income, respectively. The Corporation adopted this Statement effective December 31, 1993. Realized securities gains or losses are reported in the consolidated statements of income. The cost of securities sold is based on the specific identification method. Any security held to maturity for which there has been a permanent impairment of value is written down to its estimated market value.

LOANS

Loans and leases are carried at the principal amount outstanding, net of any unearned income. Unearned income, primarily from direct leases, is recognized on a basis that generally approximates a level yield on the outstanding balances receivable. Interest on all other loans is based upon the principal amount outstanding.

Loans are normally placed on non-accrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact on the collectibility of principal or interest on loans, it is management's practice to place such loans on non-accrual status immediately, rather than delaying such action until the loans become 90 days past due. Previously accrued and uncollected interest on such loans is reversed, amortization of related loan fees is suspended, and income is recorded only to the extent that interest payments are subsequently received in cash and a determination has been made that the principal balance of the loan is collectible. If collectibility of the principal is in doubt, payments received are applied to loan principal.

Loan origination fees and certain direct loan origination costs on real estate and commercial loans are deferred and recognized as an adjustment of yield using the interest method. Non-refundable fees and direct origination costs associated with installment loans are, in the opinion of management, insignificant and are not accounted for as an adjustment of yield of the related loan categories. Loan origination fees and direct origination costs on residential real estate loans held for resale are also not accounted for as an adjustment of yield. All other loan fees are included in other income.

Loans held for resale are recorded at the lower of cost or market as determined on an aggregate basis. Holding costs are treated as period costs.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

The allowance for possible loan losses is a reserve for estimated credit losses. Credit losses arise primarily from the loan portfolio, but may also be derived from other sources, including commitments to extend credit, guarantees and standby letters of credit. Actual credit losses, net of recoveries, are deducted from the allowance for possible loan losses. A provision for possible loan losses, which is a charge against earnings, is added to bring the allowance to a level that, in management's judgment, is adequate to absorb losses inherent in the loan portfolio. Management performs an ongoing assessment of the loan portfolio to determine the appropriate level of the allowance. The factors considered in the evaluation include, but are not necessarily limited to, estimated losses from loan and off-balance sheet arrangements; general economic conditions; deterioration in credit concentration or pledged collateral; historical loss experience; and trends in portfolio volume, maturity, composition, delinquencies and non-accruals.

The Corporation adopted the provisions of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure," on January 1, 1995. Management, considering current information and events regarding the borrower's ability to repay their obligations, considers a loan to be impaired when it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the note agreement, including principal and interest. Management has determined that nonaccrual loans meet this definition. The amount of impairment is measured based on the fair value of the collateral, if the loan is collateral dependent, or alternatively, at the present value of expected future cash flows discounted at the loan's effective interest rate. Interest income on impaired loans is recorded when cash is received and only if principal is considered to be fully collectible.

Management believes that the allowance for possible loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for possible loan losses. Such agencies may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examinations.

REAL ESTATE ACQUIRED IN FORECLOSURE

Real estate acquired in foreclosure includes properties acquired in partial or total satisfaction of loans and is included in other assets in the accompanying consolidated statements of financial condition. Properties are recorded at the lower of recorded investment in the loans at the time of acquisition or the fair value of the properties, less estimated selling costs. Any write-downs in the carrying value of a property at the time of acquisition are charged to the allowance for possible loan losses. Any subsequent write-downs to reflect current fair market value, as well as gains and losses on disposition and revenues and expenses incurred in maintaining such properties, are included in current operations.

PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the related assets or the lease term. Maintenance and repairs are charged to expense as incurred while additions or major improvements are capitalized and depreciated over their estimated useful lives. Estimated useful lives for premises include periods up to 50 years and for equipment include periods up to 10 years.

INTANGIBLES

The excess of the purchase price over the fair value of net assets of subsidiaries acquired consists primarily of goodwill and core deposit intangibles that are being amortized on a straight-line basis. Goodwill is amortized to operating expense over periods up to 40 years for acquisitions made before 1983, for periods up to 25 years for acquisitions made after 1982 but before 1988 and for periods of 15 years for acquisitions made after 1987. Core deposit intangibles are amortized to expense over a period of 10 years.

Purchased mortgage servicing rights represent the cost of acquiring the right to service loans owned by others. Purchased mortgage servicing rights are amortized using an accelerated method that corresponds to the estimated average lives of the related serviced loans, including estimated prepayment factors under current conditions. Other intangibles are amortized on an accelerated basis over shorter periods.

INCOME TAXES

Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income taxes, which arise principally from temporary differences between the period in which certain income and expenses are recognized for financial accounting purposes and the period in which they affect taxable income, are included in the amounts provided for income taxes.

The Corporation files a consolidated federal income tax return and individual subsidiary state income tax returns. Accordingly, amounts equal to tax benefits of those subsidiaries having taxable federal losses or credits are reimbursed by other subsidiaries that incur federal tax liabilities.

INTEREST RATE SWAP AGREEMENTS

The Corporation enters into interest rate swap agreements to manage interest rate exposure in its loan portfolio from changes in market interest rates. These agreements involve the receipt of fixed or floating rate amounts in exchange for floating or fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The differential to be paid or received is accrued monthly and recognized as an adjustment to interest income or expense. The related amount payable to or receivable from counterparties is included in other liabilities or assets. The fair values of the swap agreements are not recognized in the consolidated financial statements. Gains or losses from terminated agreements are deferred and accreted or amortized to noninterest income or expense over the remaining life of the asset related to the terminated agreement.

PER SHARE COMPUTATIONS

Earnings per share are based upon the weighted average number of common shares outstanding during each year. All per share financial information, except for the share information in the consolidated statements of changes in stockholders' equity, has been adjusted to reflect the 10% stock dividend paid to shareholders on August 30, 1993, and the 5-for-4 stock split paid to shareholders on June 15, 1995, effected as a 25% stock dividend. The calculation of net income per share excludes shares issuable upon exercise of stock options because inclusion of such shares does not result in material dilution of income per share.

NOTE 2 BUSINESS COMBINATIONS:

The following table summarizes completed transactions:

                                                         CONSIDERATION PAID
                                                      ------------------------
                                                                     SHARES OF     TOTAL
                                  DATE     METHOD OF      CASH        COMMON    ASSETS (IN    INTANGIBLES
       NAME OF ACQUIRED         ACQUIRED   ACCOUNTING (IN MILLIONS)    STOCK     MILLIONS)   (IN MILLIONS)
----------------------------------------------------------------------------------------------------------
Farmers State Bank,                 12/91  Purchase     $     2.2      222,635   $      65     $     1.1
 Pound, Wisconsin
F&M Financial Services               5/92  Pooling             --    3,318,754         700            --
 Corporation                               of
 Menomonee Falls, Wisconsin                interests
Northeast Wisconsin Financial        5/92  Pooling             --      274,542          50            --
 Services, Inc.                            of
 Sturgeon Bay, Wisconsin                   interests
                                     6/93  Pooling             --      235,144          80            --
Wausau Financial Corporation               of
 Wausau, Wisconsin                         interests
Branch office acquisitions in     9/94 to  Purchase            (A)          --          (A)         18.0
 Madison, Rhinelander,              11/94
 Oshkosh, Oconto, and Oconto
 Falls, Wisconsin
Great Northern Mortgage              7/95  Purchase           1.2           --          (B)          1.5
 Company
 Rolling Meadows, Illinois
                                     8/95  Pooling             --      747,626         130            --
GN Bancorp, Inc.                           of
 Chicago, Illinois                         interests

(A) The Corporation acquired approximately $190 million in deposits and $114 million in loans in these branch office acquisitions.

(B) The Corporation acquired approximately $535 million in mortgage servicing as part of this acquisition.

Previously reported results have been restated for the acquisitions shown above accounted for as poolings of interests. For the acquisitions accounted for using the purchase method, the consolidated financial statements include the results of operations since the dates of acquisition. There was not a significant effect on 1995 earnings as a result of the acquisition of Great Northern Mortgage Company.

On March 1, 1996, the Corporation completed its merger with SBL Capital Bank Shares, Inc. ("SBL"), whose principal subsidiary is the $68 million asset State Bank of Lodi. The Corporation issued 222.892 shares of its common stock for each share of SBL common stock. The total number of shares issued was 332,957. The transaction, to be accounted for using the pooling-of-interests method, was not material to prior years' reported operating results and, accordingly, previously reported results will not be restated.

In 1995, the Corporation announced a merger agreement with Greater Columbia Bancshares, Inc. and its $211 million asset subsidiary, The First National Bank of Portage. The transaction, which is expected to be completed in the second quarter of 1996, will be accounted for as a pooling of interests with the issuance of approximately 968,000 shares of the Corporation's common stock.

In 1995, the Corporation announced a merger agreement with F&M Bankshares of Reedsburg, Inc. and its $140 million asset subsidiary, Farmers & Merchants Bank. The transaction, which is expected to be completed in the second quarter of 1996, will be accounted for as a pooling of interests with the issuance of approximately 535,000 shares of the Corporation's common stock.

NOTE 3 RESTRICTIONS ON CASH AND DUE FROM BANKS:

The Corporation's bank subsidiaries are required to maintain certain vault cash and reserve balances with the Federal Reserve Bank to meet specific reserve requirements. These requirements approximated $46.4 million at December 31, 1995.

NOTE 4 INVESTMENT SECURITIES:

The amortized cost and fair values of securities held to maturity at December 31, 1995 and 1994 were as follows:

                                                                          1995
                                                     ----------------------------------------------
                                                                   GROSS        GROSS
                                                     AMORTIZED  UNREALIZED   UNREALIZED     FAIR
                                                       COST        GAINS       LOSSES       VALUE
                                                     ----------------------------------------------
                                                                     (IN THOUSANDS)
U.S. Treasury and federal agency securities          $ 172,548   $   1,007    $  (1,071)  $ 172,484
Obligations of states and political subdivisions       139,988       1,474         (763)    140,699
Other securities                                        69,109         910          (73)     69,946
                                                     ----------------------------------------------
Total                                                $ 381,645   $   3,391    $  (1,907)  $ 383,129
                                                     ----------------------------------------------
                                                     ----------------------------------------------

                                                                          1994
                                                     ----------------------------------------------
                                                                   GROSS        GROSS
                                                     AMORTIZED  UNREALIZED   UNREALIZED     FAIR
                                                       COST        GAINS       LOSSES       VALUE
                                                     ----------------------------------------------
                                                                     (IN THOUSANDS)
U.S. Treasury and federal agency securities          $ 206,072   $     639    $ (10,791)  $ 195,920
Obligations of states and political subdivisions       121,143         391       (2,647)    118,887
Other securities                                        64,650          35       (2,963)     61,722
                                                     ----------------------------------------------
Total                                                $ 391,865   $   1,065    $ (16,401)  $ 376,529
                                                     ----------------------------------------------
                                                     ----------------------------------------------

The amortized cost and fair values of securities available for sale at December 31, 1995 and 1994 were as follows:

                                                                          1995
                                                     ----------------------------------------------
                                                                   GROSS        GROSS
                                                     AMORTIZED  UNREALIZED   UNREALIZED     FAIR
                                                       COST        GAINS       LOSSES       VALUE
                                                     ----------------------------------------------
                                                                     (IN THOUSANDS)
U.S. Treasury and federal agency securities          $ 346,448   $   3,657    $    (401)  $ 349,704
Other securities                                         2,724       6,610          (55)      9,279
                                                     ----------------------------------------------
Total                                                $ 349,172   $  10,267    $    (456)  $ 358,983
                                                     ----------------------------------------------
                                                     ----------------------------------------------

                                                                          1994
                                                     ----------------------------------------------
                                                                   GROSS        GROSS
                                                     AMORTIZED  UNREALIZED   UNREALIZED     FAIR
                                                       COST        GAINS       LOSSES       VALUE
                                                     ----------------------------------------------
                                                                     (IN THOUSANDS)
U.S. Treasury and federal agency securities          $ 341,627   $     194    $  (8,870)  $ 332,951
Other securities                                         1,969       3,527          (54)      5,442
                                                     ----------------------------------------------
Total                                                $ 343,596   $   3,721    $  (8,924)  $ 338,393
                                                     ----------------------------------------------
                                                     ----------------------------------------------

The amortized cost and fair values of securities held to maturity and securities available for sale at December 31, 1995, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

                          SECURITIES HELD TO MATURITY

                                                                       AMORTIZED    FAIR
                                                                         COST       VALUE
                                                                       --------------------
                                                                          (IN THOUSANDS)
Due in one year or less                                                $  62,515  $  62,491
Due after one year through five years                                    195,990    197,436
Due after five years through ten years                                    38,282     38,761
Due after ten years                                                       84,858     84,441
                                                                       --------------------
Total                                                                  $ 381,645  $ 383,129
                                                                       --------------------
                                                                       --------------------

                         SECURITIES AVAILABLE FOR SALE

                                                                       AMORTIZED    FAIR
                                                                         COST       VALUE
                                                                       --------------------
                                                                          (IN THOUSANDS)
Due in one year or less                                                $ 115,609  $ 116,292
Due after one year through five years                                    209,457    211,713
Due after five years through ten years                                    19,375     19,674
Due after ten years                                                        4,731     11,304
                                                                       --------------------
Total                                                                  $ 349,172  $ 358,983
                                                                       --------------------
                                                                       --------------------

Proceeds from sales of investment securities available for sale during 1995 and 1994, excluding securities that have been called prior to maturity, were $2.2 million and zero, respectively. Total gross realized gains and losses from the sale of securities available for sale for each of the three years ended December 31 were:

                                                                                              1995       1994       1993
                                                                                            ---------  ---------  ---------
                                                                                                    (IN THOUSANDS)
Gross gains                                                                                 $     129  $      --  $     355
Gross losses                                                                                        5         --         --
                                                                                            -------------------------------
                                                                                            -------------------------------

On November 15, 1995, the FASB issued a Special Report entitled: "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." As permitted, the Corporation made a one-time reclassification of securities with an amortized cost of $5.5 million, with no unrealized gain or loss, from investment securities held to maturity to investment securities available for sale.

Securities with an amortized cost of approximately $358 million at December 31, 1995, and $305 million at December 31, 1994, were pledged to secure certain deposits or for other purposes as required or permitted by law.

NOTE 5 LOANS:

Loans at December 31 are summarized below:

                                                                                            1995          1994
                                                                                        ------------  ------------
                                                                                              (IN THOUSANDS)
Commercial and financial                                                                $    741,981  $    650,376
Agricultural                                                                                  28,800        27,562
Real estate - construction                                                                   135,329       121,224
Real estate - mortgage                                                                     1,386,669     1,242,268
Residential real estate - mortgage loans held for sale                                        25,384         2,256
Installment loans to individuals                                                             283,321       284,224
Lease financing                                                                                9,743         6,176
                                                                                        --------------------------
    Total                                                                               $  2,611,227  $  2,334,086
                                                                                        --------------------------
                                                                                        --------------------------

A summary of the changes in the allowance for possible loan losses for the years indicated is as follows:

                                                                                     1995       1994       1993
                                                                                   ---------  ---------  ---------
                                                                                           (IN THOUSANDS)
Balance at beginning of year                                                       $  37,963  $  35,547  $  34,542
Balance related to acquisitions                                                           --      1,675         --
Charge-offs                                                                           (5,240)    (5,782)    (8,079)
Recoveries                                                                             3,188      4,312      3,384
                                                                                   -------------------------------
Net charge-offs                                                                       (2,052)    (1,470)    (4,695)
Provision charged to expense                                                           3,156      2,211      5,700
                                                                                   -------------------------------
Balance at end of year                                                             $  39,067  $  37,963  $  35,547
                                                                                   -------------------------------
                                                                                   -------------------------------

Non-performing loan components at December 31 are summarized as follows:

                                                                                                1995       1994
                                                                                              ---------  ---------
                                                                                                 (IN THOUSANDS)
Non-accrual loans                                                                             $  14,431  $  14,590
Accruing loans past due 90 days or more                                                           1,307      1,275
Restructured loans                                                                                1,704      1,888
                                                                                              --------------------
Total                                                                                         $  17,442  $  17,753
                                                                                              --------------------
                                                                                              --------------------

The Corporation adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS 118 on January 1, 1995. Impaired loans are defined as those loans where it is probable that all amounts due according to the contractual terms, including principal and interest, will not be collected. The Corporation has determined that nonaccrual loans meet the definition. Impaired loans are measured at the fair value of the collateral, if the loans is collateral dependent, or alternatively at the present value of the expected future cash flows. Interest income on impaired loans is recognized only at the time that cash is recieved, unless applied to reduce principal.

At December 31, 1995, the recorded investment in impaired loans totaled $14.4 million. Included in this amount is $12.4 million of impaired loans that do not require a related allowance for possible loan losses and $2.0 million of impaired loans for which the related allowance for possible loan losses totaled $1.2 million. The average recorded investment in impaired loans during the year was approximately $13.0 million. Interest income recognized on a cash basis on impaired loans during the year totaled $783,000.

A summary of loans made by the Corporation's subsidiaries to or for the benefit of directors and executive officers of the Corporation or its subsidiaries during 1995 is as follows:

                                                                                                         1995
                                                                                                    --------------
                                                                                                    (IN THOUSANDS)
Balance at beginning of year                                                                          $   41,631
New loans                                                                                                 76,067
Repayments                                                                                               (66,674)
Other changes                                                                                              8,668
                                                                                                    --------------
Balance at end of year                                                                                $   59,692
                                                                                                    --------------
                                                                                                    --------------

The other changes primarily consisted of loans to companies where an individual director had a related interest, but as of December 31, 1995, that individual was no longer a director.

These loans were made on substantially the same terms, including rates and collateral, if any, as those prevailing at the time for comparable transactions with other customers, and did not involve more than a normal risk of collectibility or present other unfavorable features.

At December 31, 1995, the Corporation was servicing 1- to 4-family residential mortgage loans owned by other investors with balances totaling $2.07 billion compared with $1.20 billion and $1.16 billion at December 31, 1994 and 1993, respectively.

The Corporation serves the credit needs of its customers by offering a wide variety of loan programs to customers in Wisconsin and northern Illinois. The loan portfolio is widely diversified by types of borrowers, industry groups and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 1995, no concentrations existed in the Corporation's loan portfolio in excess of 10% of total loans.

The following table shows, for those loans accounted for on a non-accrual basis and restructured loans for the years ended as indicated, the gross interest that would have been recorded if the loans had been current in accordance with their original terms and the amount of interest income that was included in net income for the period.

                                                                                 YEARS ENDED DECEMBER 31,
                                                                              -------------------------------
                                                                                1995       1994       1993
                                                                              ---------  ---------  ---------
                                                                                      (IN THOUSANDS)
Interest income in accordance with original terms                             $   1,997  $   2,035  $   2,867
Interest income recognized                                                         (934)    (1,009)    (1,580)
                                                                              -------------------------------
Reduction in interest income                                                  $   1,063  $   1,026  $   1,287
                                                                              -------------------------------
                                                                              -------------------------------

Other real estate owned, which is included in other assets, totaled $1.5 million and $2.4 million at December 31, 1995 and 1994, respectively.

Loans totaling approximately $127.9 million were pledged to secure Federal Home Loan Bank advances at December 31, 1995.

NOTE 6 PREMISES AND EQUIPMENT:

A summary of premises and equipment at December 31 is as follows:

                                                                                                1995       1994
                                                                                              ---------  ---------
                                                                                                 (IN THOUSANDS)
Premises                                                                                      $  48,340  $  47,549
Land and land improvements                                                                       10,889     11,001
Furniture and equipment                                                                          50,384     49,475
Leasehold improvements                                                                            5,164      5,326
                                                                                              --------------------
                                                                                                114,777    113,351
Less: Accumulated depreciation and amortization                                                 (60,635)   (56,703)
                                                                                              --------------------
    Total                                                                                     $  54,142  $  56,648
                                                                                              --------------------
                                                                                              --------------------

Depreciation and amortization of premises and equipment totaled $6.7 million in 1995, $6.4 million in 1994, and $6.1 million in 1993.

A third party provides data processing and management information system services to the Corporation pursuant to an agreement for information technology services dated August 1, 1995. As of December 31, 1995, this agreement is in effect through August 1, 2001. The Agreement provides for the delivery of certain information technology services over the life of the Agreement. The Agreement calls for monthly fixed and variable fees, covering the cost of systems operations and the migration to new systems. System migration fees are amortized over the life of the Agreement, while operational costs are expensed as incurred. Operational costs are subject to annual adjustment, indexed to changes in the Consumer Price Index (CPI). The facilities housing the data processing operation are leased until September 15, 1996. Certain data processing and other related equipment is leased on a month-to-month basis. The costs associated with this contract are included in the minimum annual rental and commitment table shown below.

The Corporation and certain subsidiaries are obligated under a number of non-cancelable operating leases for other facilities, equipment, and services, certain of which provide for increased rentals based upon increases in volume, cost of living adjustments, and other operating costs.

The approximate minimum annual rentals and commitments under these agreements are as follows:

(IN THOUSANDS)
----------------------------------------------------------------------------------------------
1996                                                                                 $   7,915
1997                                                                                     7,081
1998                                                                                     6,608
1999                                                                                     6,511
2000                                                                                     6,464
Thereafter                                                                              17,207
----------------------------------------------------------------------------------------------
    Total                                                                            $  51,786
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------

Consolidated rental and service expense under leases and other agreements, net of sublease income, totaled $10.9 million in 1995, $10.6 million in 1994, and $10.5 million in 1993.

NOTE 7 DEPOSITS:

The distribution of deposits at December 31 is as follows:

                                                                                         1995          1994
                                                                                     ------------  ------------
                                                                                           (IN THOUSANDS)
Noninterest-bearing demand deposits                                                  $    595,178  $    612,587
Interest-bearing demand deposits                                                          304,951       296,189
Savings deposits                                                                          355,268       385,652
Money market deposits                                                                     419,483       377,059
Time deposits                                                                           1,298,228     1,108,539
                                                                                     --------------------------
    Total deposits                                                                   $  2,973,108  $  2,780,026
                                                                                     --------------------------
                                                                                     --------------------------

Time deposits of $100,000 or more were $390.5 million and $242.8 million at December 31, 1995 and 1994, respectively. Interest expense on time deposits of $100,000 or more was $27.4 million, $9.0 million, and $6.8 million for the years ended December 31, 1995, 1994, and 1993, respectively.

NOTE 8 SHORT-TERM BORROWINGS:

Short-term borrowings at December 31 are as follows:

                                                                                            1995        1994
                                                                                         ----------  ----------
                                                                                             (IN THOUSANDS)
Federal funds purchased and securities sold under agreements to repurchase               $  267,146  $  272,782
Commercial paper                                                                              2,326      10,603
Notes payable to banks                                                                       64,147      28,915
Current maturities of long-term borrowings                                                      800         800
Federal Home Loan Bank (original maturities less than one year)                               5,000          --
Other borrowed funds                                                                          7,380       8,354
                                                                                         ----------------------
    Total                                                                                $  346,799  $  321,454
                                                                                         ----------------------
                                                                                         ----------------------

Commercial paper is issued in maturities not to exceed nine months at the prevailing market rate at date of issuance. Notes payable to banks are unsecured borrowings under existing lines of credit. At December 31, 1995, the Corporation's parent company had $105 million of established lines of credit with various non-affiliated banks, of which $64.1 million was outstanding. Borrowings under these lines accrue interest at short-term market rates and are payable upon demand or in maturities up to 90 days.

NOTE 9 LONG-TERM BORROWINGS:

Long-term borrowings at December 31 are as follows:

                                                                                              1995       1994
                                                                                            ---------  ---------
                                                                                               (IN THOUSANDS)
Parent company:
  8.6% senior unsecured notes                                                               $   1,200  $   2,000
  9.35% subordinated capital note                                                               2,667      2,667
                                                                                            --------------------
                                                                                            $   3,867  $   4,667
Subsidiaries:
  Federal Home Loan Bank, 5.97% to 6.39% maturing in 1997 and 1998                          $  15,000  $      --
                                                                                            --------------------
                                                                                            $  15,000  $      --
Less: Current maturities of long-term borrowings                                                 (800)      (800)
                                                                                            --------------------
    Total                                                                                   $  18,067  $   3,867
                                                                                            --------------------
                                                                                            --------------------

The table below summarizes the maturities of the Corporation's long-term borrowings:

YEAR                                                                                              $ (IN THOUSANDS)
------------------------------------------------------------------------------------------------  ----------------
1996                                                                                                 $      800
1997                                                                                                     13,567
1998                                                                                                      4,500
                                                                                                        -------
Total                                                                                                $   18,867
Current maturities of long-term borrowings                                                                 (800)
                                                                                                        -------
Total long-term borrowings                                                                           $   18,067
                                                                                                        -------
                                                                                                        -------

The 8.6% senior unsecured notes are due April 30, 1997, with semiannual principal installments that began on April 30, 1991. Principal payments of $800,000 in 1995 and $750,000 per year in 1993 and 1994 were made. The
Corporation has the option to prepay these senior notes, in whole or in part. This option began on April 30, 1994, subject to a variable redemption premium representing the present value of aggregate unpaid scheduled interest payments discounted at the U.S. Treasury rate at time of prepayment.

The 9.35% $2,667,000 subordinated capital note is due October 31, 1997, and may be redeemed, in whole or in part, at the option of the Corporation. This option began on April 30, 1994, on the same basis as the 8.6% senior unsecured notes.

In the various loan agreements, there are covenants in effect as long as the debt remains unpaid, the most significant of which places limitations on additional funded indebtedness and the payment of cash dividends. At December 31, 1995, the most restrictive of such covenants limited the maximum amount of additional funded indebtedness that could be incurred to $329.4 million and the maximum amount of restricted payments that could be made to $219.2 million. The Corporation and subsidiaries were in compliance with the existing covenants at December 31, 1995.

NOTE 10 STOCKHOLDERS' EQUITY:

On August 31, 1993, the Corporation distributed 1.14 million shares of common stock in connection with a 10% stock dividend. On June 15, 1995, the Corporation distributed 3.15 million shares of common stock in connection with a 5-for-4 stock split, effected in the form of a 25% stock dividend.

At December 31, 1995, subsidiary net assets equaled $294.0 million, of which approximately $43.9 million could be transferred to the Corporation in the form of cash dividends without prior regulatory approval, subject to the capital needs of the subsidiary banks.

The Corporation's Articles of Incorporation authorize the issuance of 750,000 shares of preferred stock at a par value of $1.00 per share. No shares have been issued.

The Corporation has an Incentive Stock Option Plan. The plan provides for the granting of options to key employees to purchase common stock at a price at least equal to the fair market value of the stock on the date of grant. The options granted are for a ten-year term and may be exercised at any time during this period. No options have been granted since 1985.

Activity in the Incentive Stock Option Plan is summarized as follows:

                                                                            INCENTIVE STOCK OPTIONS
                                                           ---------------------------------------------------------
                                                            AVAILABLE   GRANTED AND        OPTION* PRICE RANGE
                                                            FOR GRANT   EXERCISABLE
                                                           ---------------------------------------------------------
Balance, December 31, 1992                                     11,017       23,367   $    6.84          -  $    8.74
Adjustment to shares granted and exercisable for 10%
 stock dividend                                                    --        1,919                                --
Options exercised                                                  --      (12,238)                             6.84
                                                           ---------------------------------------------------------
Balance, December 31, 1993                                     11,017       13,048   $    6.84          -  $    8.74
Options exercised                                                  --      (12,616 )      6.84          -       8.74
                                                           ---------------------------------------------------------
Balance, December 31, 1994                                     11,017          432   $                          8.74
Options exercised                                                  --         (432 )                            8.74
                                                           ---------------------------------------------------------
Balance, December 31, 1995                                     11,017           --                                --
                                                           ---------------------------------------------------------
                                                           ---------------------------------------------------------

* Option price ranges have been restated for the 10% stock dividend paid in August 1993. During 1993 and 1995 the number of shares reserved under the plan were not increased for the stock dividends paid.

In 1987, the Corporation also adopted a Long-Term Incentive Stock Plan ("Stock Plan") for certain key employees. The Stock Plan is administered by the Corporation's Administrative Committee of the Board of Directors ("Committee"). 600,000 shares were authorized for grant over the ten-year period of the Stock Plan. As a result of stock dividends declared and paid by the Corporation, the number of shares authorized for grant at December 31, 1993, totaled 750,200. As of December 31, 1993, a total of 733,132 grants for shares had been issued under the Stock Plan, with 17,068 available to be issued.

In 1994, the Board of Directors, with subsequent approval of the Corporation's shareholders, adopted amendments to the Stock Plan. The amendments to the Stock Plan were incorporated in a Restated Long-Term Incentive Stock Option Plan ("Restated Stock Plan"). As part of the amendments, the Board agreed to increase the number of shares available for issuance under the Restated Stock Plan by an additional 600,000 shares, bringing the total authorized shares to a total of 1,350,200 shares. The Board also extended the original 10-year termination date of the Stock Plan from 1996 to the year 2006.

The following is a summary of various additional changes reflected in the Restated Stock Plan: provides for the grant of incentive stock options, which were not provided for in the Stock Plan; eliminates a requirement that options vest not later than five years from the date of grant in order to permit greater flexibility to the Committee in providing longer term incentives to participants; amends the provisions for the exercise and vesting of options in the event of death, permanent disability, or retirement such that the Committee is authorized to exercise discretion to determine whether unvested options should vest as though employment had not terminated and to permit vested unexercised options to be exercised after termination of employment according to the terms of the original grant.

Activity in the Restated Long-Term Incentive Stock Option Plan is summarized as follows:

                                                               GRANTED AND EXERCISABLE OPTIONS
                                     -----------------------------------------------------------------------------------
                                      AVAILABLE    RESTRICTED     WITHOUT                            OPTION*
                                      FOR GRANT   STOCK AWARDS     SARS      WITH SARS             PRICE RANGE
                                     -----------------------------------------------------------------------------------
Balance, December 31, 1992              231,857         2,200      147,134     140,691   $   10.91      -      $   12.54
Granted                                (239,000)           --      239,000          --       25.64      -          28.80
Adjustment to shares granted for
 10% stock dividend                       2,837           220       37,198      13,100                                --
Exercised                                    --            --      (26,343)    (28,128)      10.91      -          12.54
Forfeitures                              22,500            --      (22,500)         --                                --
Restrictions lapse                           --        (2,420)          --          --                                --
Performance shares paid                  (1,126)           --           --          --                                --
                                     -----------------------------------------------------------------------------------
Balance, December 31, 1993               17,068            --      374,489     125,663   $   10.91      -      $   28.80
                                     -----------------------------------------------------------------------------------
Additional authorized plan shares       600,000            --           --          --   $                            --
Granted                                (129,000 )          --      129,000          --                             26.20
Exercised                                    --            --      (11,377)     (5,389 )     11.24      -          12.54
Forfeitures                               4,950            --       (4,950)         --                                --
                                     -----------------------------------------------------------------------------------
Balance, December 31, 1994              493,018            --      487,162     120,274   $   10.91      -      $   28.80
Granted                                (126,000 )          --      126,000          --       28.80      -          29.00
Adjustment to shares for 5-for-4
 stock split                             94,599            --      143,368      26,890                                --
Exercised                                    --            --      (60,016)    (22,131 )     10.91      -          29.00
Forfeitures                              14,221            --      (14,221)         --                                --
                                     -----------------------------------------------------------------------------------
Balance, December 31, 1995              475,838            --      682,293     125,033   $   10.91      -      $   29.00
                                     -----------------------------------------------------------------------------------
                                     -----------------------------------------------------------------------------------

* Option price ranges have been restated for the August 1993 10% stock dividend and the June 15, 1995, 5-for-4 stock split, effected as a 25% stock dividend.

Total expense related to the above plans was zero, $.1 million, and $1.4 million in 1995, 1994, and 1993, respectively.

Upon completion of the merger of F&M with and into the Corporation on May 8, 1992, the Corporation assumed the obligations, which were previously those of F&M under the outstanding options granted under F&M's Non-Qualified Stock Option Plan. The number of option shares granted was converted to the Corporation's option shares at a rate of .8 options for each option granted and were all considered fully exercisable upon completion of the merger for a total of 61,650 shares of the Corporation's stock.

Activity in the F&M Non-Qualified Stock Option Plan assumed by the Corporation, is summarized as follows:

                                                          AVAILABLE FOR   GRANTED AND              OPTION*
                                                              GRANT       EXERCISABLE            PRICE RANGE
                                                         -------------------------------------------------------------
Balance, December 31, 1992                                         --         29,250   $   12.05          -  $   13.55
                                                         -------------------------------------------------------------
Adjustment to shares granted for 10% stock dividend                --          2,475                                --
Exercised                                                          --        (11,925 )     12.05          -      13.55
                                                         -------------------------------------------------------------
Balance, December 31, 1993                                         --         19,800   $   12.05          -  $   13.55
                                                         -------------------------------------------------------------
Balance, December 31, 1994                                         --         19,800   $   12.05          -  $   13.55
Adjustment to shares granted for 5-for-4 stock split               --          4,950                                --
                                                         -------------------------------------------------------------
Balance, December 31, 1995                                         --         24,750   $   12.05          -  $   13.55
                                                         -------------------------------------------------------------
                                                         -------------------------------------------------------------

* Option price ranges subsequent to assumption of F&M's plan have been restated for the August 1993 10% stock dividend and the June 15, 1995, 5-for-4 stock split, effected in the form of a 25% stock dividend.

Upon completion of the merger of GN Bancorp with and into the Corporation on August 3, 1995, the Corporation assumed the obligations, which were previously those of GN Bancorp under the outstanding options granted under GN Bancorp's

Stock Option Plan. The number of option shares granted was converted to the Corporation's option shares at a rate of 8.234 options for each option granted and were all considered fully exercisable upon completion of the merger for a total of 20,997 shares of the Corporation's stock.

Activity in the GN Bancorp Stock Option Plan assumed by the Corporation, is summarized as follows:

                                                          AVAILABLE   GRANTED AND              OPTION
                                                          FOR GRANT   EXERCISABLE            PRICE RANGE
                                                         ---------------------------------------------------------
Balance, December 31, 1992                                   82,340           --   $                            --
Granted                                                     (24,702)      24,702                             12.14
                                                         ---------------------------------------------------------
Balance, December 31, 1993                                   57,638       24,702   $                         12.14
Granted                                                     (57,638 )     57,638       12.14          -      13.36
Exercised                                                        --      (61,343 )     12.14          -      13.36
                                                         ---------------------------------------------------------
Balance, December 31, 1994                                       --       20,997   $                         13.36
Exercised                                                        --      (15,908 )                           13.36
                                                         ---------------------------------------------------------
Balance, December 31, 1995                                       --        5,089   $                         13.36
                                                         ---------------------------------------------------------
                                                         ---------------------------------------------------------

NOTE 11 RETIREMENT PLAN:

The Corporation has a non-contributory defined benefit retirement plan covering substantially all full-time employees. The benefits are based primarily on years of service and the employee's compensation paid while a participant in the plan. The Corporation's funding policy is consistent with the funding requirements of federal law and regulations. Plan assets are actively managed by investment professionals.

The following table sets forth the plan's funded status at December 31:

                                                                1995       1994       1993
                                                              -------------------------------
                                                                      (IN THOUSANDS)
Actuarial present value of accumulated benefit obligations:
  Vested                                                      $ (19,471) $ (18,495) $ (17,335)
  Non-vested                                                     (1,888)    (1,082)    (1,014)
                                                              -------------------------------
Total                                                         $ (21,359) $ (19,577) $ (18,349)
                                                              -------------------------------
                                                              -------------------------------
Projected benefit obligation                                  $ (22,362) $ (20,005) $ (18,637)
Plan assets at fair value, primarily marketable securities       21,778     17,908     19,253
                                                              -------------------------------
Plan assets in excess of (less than) projected benefit
 obligation                                                        (584)    (2,097)       616
Unrecognized net asset                                           (2,150)    (2,345)    (2,541)
Unrecognized prior service cost                                     334         77        128
Unrecognized (gain) loss                                         (1,639)       448     (1,021)
                                                              -------------------------------
Accrued pension liability                                     $  (4,039) $  (3,917) $  (2,818)
                                                              -------------------------------
                                                              -------------------------------
Net periodic pension costs include the following components:
Service cost-benefits earned during the period                $   1,308  $   1,406  $   1,290
Interest cost on projected benefit obligation                     1,622      1,325      1,329
Actual (return) loss on assets                                   (4,515)       215     (1,986)
Net amortization and deferral                                     2,856     (1,847)       239
                                                              -------------------------------
Net periodic pension expense                                  $   1,271  $   1,099  $     872
                                                              -------------------------------
                                                              -------------------------------
Assumptions used in expense calculations were:
Discount rates                                                     8.0%       7.0%       8.0%
Rates of increase in compensation levels                           5.0%       5.0%       5.0%
Expected long-term rate of return on assets                        9.0%       8.0%       9.0%
                                                              -------------------------------

Assumptions used for the December 31, 1995, liability included a discount rate of 7% and a 5% increase in compensation levels.

The Corporation and its subsidiaries also have a Profit Sharing/Retirement Savings Plan. Total expense related to contributions to the plan was $3.7 million, $3.4 million, and $3.0 million in 1995, 1994, and 1993, respectively.

The profit sharing contribution is determined annually by the Administrative Committee of the Board of Directors. The formula is based on the return on average equity of each affiliate and the Corporation.

NOTE 12 INCOME TAX EXPENSE:

The current and deferred amounts of income tax expense (benefit) are as follows:

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1995       1994       1993
                                                                                   ---------  ---------  ---------
                                                                                           (IN THOUSANDS)
Current:
  Federal                                                                          $  26,813  $  21,250  $  16,085
  State                                                                                5,201      3,989      3,132
                                                                                   -------------------------------
Total current                                                                      $  32,014  $  25,239  $  19,217
                                                                                   -------------------------------
Deferred:
  Federal                                                                             (4,543)    (2,261)      (303)
  State                                                                                 (750)      (277)       120
                                                                                   -------------------------------
Total deferred                                                                        (5,293)    (2,538)      (183)
                                                                                   -------------------------------
Total income tax expense                                                           $  26,721  $  22,701  $  19,034
                                                                                   -------------------------------
                                                                                   -------------------------------

Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities resulted in deferred taxes. Deferred tax assets and liabilities at December 31 are as follows:

                                                                                                1995       1994
                                                                                              ---------  ---------
                                                                                                 (IN THOUSANDS)
Gross deferred tax assets:
  Allowance for possible loan losses                                                          $  14,520  $  14,467
  Accrued pension expense                                                                         1,834      1,736
  Deferred compensation                                                                           2,228      1,829
  Securities valuation adjustment                                                                 2,187      1,584
  Loan fee income                                                                                   454        325
  Other real estate                                                                                 410        391
  Lease financing                                                                                   168         --
  Other                                                                                           3,330      1,498
                                                                                              --------------------
Total gross deferred tax assets                                                               $  25,131  $  21,830
                                                                                              --------------------
Gross deferred tax liabilities:
  Premises and equipment                                                                      $   1,593  $   1,490
  Lease financing                                                                                    --        484
  Prepaid expenses                                                                                  267      1,494
  Accretion                                                                                         692        383
  State income taxes                                                                                787        513
  Other                                                                                              25        992
                                                                                              --------------------
Total gross deferred tax liabilities                                                          $   3,364  $   5,356
                                                                                              --------------------
Net deferred tax assets                                                                          21,767     16,474
Tax effect of adjustment related to available for sale securities                                (3,663)     2,084
                                                                                              --------------------
Net deferred tax assets including adjustment related to available for sale securities         $  18,104  $  18,558
                                                                                              --------------------
                                                                                              --------------------

Management believes it is more likely than not that the deferred tax assets will be fully realized. Therefore, no valuation allowance has been recorded as of December 31, 1995 or 1994.

The effective income tax rate differs from the statutory federal tax rate. The major reasons for this difference are as follows:

                                                                                          1995       1994       1993
                                                                                        ---------  ---------  ---------
Federal income tax rate at statutory rate                                                   35.0%      35.0%      35.0%
Increases (decreases) resulting from:
  Tax-exempt interest and dividends                                                          (3.4)      (3.8)      (5.4)
  State income taxes net of federal income tax benefit                                        3.9        3.9        3.9
  Other                                                                                        .9         .2         .2
                                                                                        -------------------------------
Effective income tax rate                                                                   36.4%      35.3%      33.7%
                                                                                        -------------------------------
                                                                                        -------------------------------

NOTE 13 COMMITMENTS AND CONTINGENT LIABILITIES:
COMMITMENTS AND LETTERS OF CREDIT

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to interest rate risk. These financial instruments include commitments to extend credit, commercial letters of credit, standby letters of credit and financial guarantees, and interest rate swaps.

The Corporation's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit, and standby letters of credit and financial guarantees written is represented by the contractual amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The following is a summary of financial instruments with off-balance sheet risk at December 31:

                                                                                               1995        1994
                                                                                            ----------  ----------
                                                                                                (IN THOUSANDS)
Financial instruments whose contract amounts represent credit risk:
  Commitments to extend credit                                                              $  856,179  $  678,786
  Commercial letters of credit                                                                   2,517         670
  Standby letters of credit and financial guarantees written                                    63,904      46,456
Financial instruments whose notional or contract amount exceeds the amount of credit risk:
  Interest rate swap agreements                                                                  3,500      23,600

Commitments to extend credit are agreements to lend funds to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant, equipment, securities, certificates of deposit and income producing commercial properties.

A letter of credit is a document issued by the Corporation on behalf of its customer (the account party) authorizing a third party (the beneficiary), or in special cases the account party, to draw drafts on the Corporation up to a stipulated amount and with specified terms and conditions. The letter of credit is a conditional commitment (except when prepaid by the account party) on the part of the Corporation to provide payment on drafts drawn in accordance with the terms of the document.

A commercial letter of credit is issued specifically to facilitate trade or commerce. Under the terms of a commercial letter of credit, as a general rule, drafts will be drawn when the underlying transaction is consummated as intended.

A standby letter of credit is a letter of credit or similar arrangement that represents an obligation on the part of the Corporation to a designated third party (the beneficiary) contingent upon the failure of the Corporation's customer (the account party) to perform under the terms of the underlying contract with the beneficiary, or obligates the Corporation to guarantee or stand as surety for the benefit of a third party to the extent permitted by law or regulation.

The underlying contract may entail either financial or non-financial undertakings of the account party with the beneficiary. The underlying contract may involve such things as the customer's payment of commercial paper, delivery of merchandise, completion of a construction contract or repayment of the account party's obligations to the beneficiary. Under the terms of a standby letter, as a general rule, drafts will be drawn only when the underlying event fails to occur as intended.

The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

The  Corporation  enters  into  various  interest-rate  swaps  in  managing  its interest-rate risk. In these swaps, the Corporation agrees to exchange, at specified intervals, the difference between fixed- and floating-interest amounts calculated on an agreed-upon notional principal amount. A portion of the Corporation's loan portfolio consists of prime-related commercial loans, which reprice based upon movements in the prime interest rate. Interest rate swaps may be used to reduce the impact of changes in interest rates on the Corporation's net interest income. The net amount payable or receivable from interest-rate swap agreements is accrued as an adjustment to interest income or expense. The Corporation also has fixed rate commercial loans. At December 31, 1995, $3.5 million of "pay-fixed" swaps were in effect converting a fixed rate commercial loan to a variable rate.

The Corporation's current credit exposure on swaps is limited to the value of interest-rate swaps that have become favorable to the Corporation. At December 31, 1995, the market value of interest-rate swaps was a positive $28,000.

If an interest rate swap that is used to manage interest-rate risk is terminated early, any resulting gain or loss is deferred and accreted or amortized to noninterest income or expense over the remaining life of the asset related to the terminated agreement.

Deferred gains totaling $495,000 at December 31, 1995, resulting from interest rate swaps terminated during 1994 with notional amounts of $19.8 million, are included in other liabilities and will be recognized as part of noninterest income in the following periods: $284,000 in 1996, $104,000 in 1997, $97,000 in
1998, and $10,000 in 1999.

LEGAL

There are legal proceedings pending against certain subsidiaries of the Corporation in the ordinary course of their business. Although litigation is subject to many uncertainties and the ultimate exposure with respect to these matters cannot be ascertained, management believes, based upon discussions with counsel, that the Corporation has meritorious defenses, and any ultimate liability would not have a material adverse affect on the consolidated financial position of the Corporation.

NOTE 14 PARENT COMPANY FINANCIAL INFORMATION:

Presented below are condensed statements of financial condition, income and cash flows for the Parent Company:

                       STATEMENTS OF FINANCIAL CONDITION

                                                                                                 DECEMBER 31,
                                                                                               1995        1994
                                                                                            ----------  ----------
                                                                                                (IN THOUSANDS)
ASSETS
Cash and due from banks                                                                     $    1,628  $       15
Notes receivable from non-bank subsidiaries                                                     62,428      29,881
Notes receivable from bank subsidiaries                                                         24,600      24,600
Investment in bank subsidiaries                                                                250,140     228,167
Investment in non-bank subsidiaries                                                             51,705      42,594
Other assets                                                                                    13,756       6,891
                                                                                            ----------------------
Total assets                                                                                $  404,257  $  332,148
                                                                                            ----------------------
                                                                                            ----------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings                                                                           67,273      36,344
Accrued expenses and other liabilities                                                           8,321       6,291
Long-term borrowings                                                                             3,067       3,867
                                                                                            ----------------------
Total liabilities                                                                               78,661      46,502
Stockholders' equity                                                                           325,596     285,646
                                                                                            ----------------------
Total liabilities and stockholders' equity                                                  $  404,257  $  332,148
                                                                                            ----------------------
                                                                                            ----------------------

                              STATEMENTS OF INCOME

                                                                                  FOR THE YEARS ENDED DECEMBER
                                                                                               31,
                                                                                 -------------------------------
                                                                                   1995       1994       1993
                                                                                 ---------  ---------  ---------
                                                                                         (IN THOUSANDS)
INCOME
Dividends from bank subsidiaries                                                 $  29,240  $  27,394  $  37,589
Management and service fees from subsidiaries                                        3,963      3,651      3,459
Interest income on notes receivable                                                  4,562      2,758      3,383
Other income                                                                           267      1,157        433
                                                                                 -------------------------------
Total income                                                                        38,032     34,960     44,864
                                                                                 -------------------------------
EXPENSE
Interest expense on borrowed funds                                                   3,593      2,580      4,348
Salaries and employee benefits                                                       3,331      3,668      4,418
Other expense                                                                        4,931      4,307      3,486
                                                                                 -------------------------------
Total expense                                                                       11,855     10,555     12,252
                                                                                 -------------------------------
Income before income tax benefit and equity in undistributed income                 26,177     24,405     32,612
Income tax benefit                                                                    (663)    (1,059)    (1,449)
                                                                                 -------------------------------
Income before equity in undistributed net income of subsidiaries                    26,840     25,464     34,061
Equity in undistributed net income of subsidiaries                                  19,812     16,198      3,337
                                                                                 -------------------------------
Net income                                                                       $  46,652  $  41,662  $  37,398
                                                                                 -------------------------------
                                                                                 -------------------------------

                            STATEMENTS OF CASH FLOWS

                                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1995        1994        1993
                                                                                ----------  ----------  ----------
                                                                                          (IN THOUSANDS)
OPERATING ACTIVITIES
Net income                                                                      $   46,652  $   41,662  $   37,398
Adjustments to reconcile net income to net cash provided by operating activities:
  Equity in undistributed net income of subsidiaries                               (19,812)    (16,198)     (3,337)
  Depreciation and other amortization                                                  199         159         139
  Amortization of goodwill                                                             871         871         854
  Loss (gain) on sales of assets, net                                                    2         (14)       (320)
  Amortization of deferred compensation                                                 --          --           7
  (Increase) decrease in interest receivable and other assets                       (7,488)     (3,747)      1,022
  Income (decrease) in interest payable and other liabilities                        1,290          86       1,476
  Other, net                                                                            56        (662)        171
                                                                                ----------------------------------
Net cash provided by operating activities                                       $   21,770  $   22,157  $   37,410
                                                                                ----------------------------------
INVESTING ACTIVITIES
Proceeds from sales of investment securities                                            --          --         320
Purchases of investment securities                                                    (780)
                                                                                                   ---         ---
Net (increase) decrease in notes receivable                                        (32,547)     19,910      (7,435)
Purchase of premises and equipment, net of disposals                                   (81)       (176)       (148)
Capital contribution to subsidiaries                                                  (500)    (14,500)     (1,025)
                                                                                ----------------------------------
Net cash provided (used) by investing activities                                $  (33,908) $    5,234  $   (8,288)
                                                                                ----------------------------------
FINANCING ACTIVITIES
Net increase (decrease) in short-term borrowings                                    30,165     (15,036)    (18,041)
Cash dividends                                                                     (15,783)    (13,367)    (11,666)
Proceeds from exercise of stock options                                              1,454       1,095         685
Proceeds from employee stock purchase, dividend reinvestment, and other plans           --          --          72
Purchase of treasury stock                                                          (2,085)       (338)         --
                                                                                ----------------------------------
Net cash provided (used) by financing activities                                $   13,751  $  (27,646) $  (28,950)
                                                                                ----------------------------------
Net increase (decrease) in cash and cash equivalents                            $    1,613  $     (255) $      172
Cash and due from banks at beginning of year                                            15         270          98
                                                                                ----------------------------------
Cash and due from banks at end of year                                          $    1,628  $       15  $      270
                                                                                ----------------------------------
                                                                                ----------------------------------

NOTE 15 FAIR VALUE OF FINANCIAL INSTRUMENTS:

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Corporation disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Corporation's financial instruments.

CASH  AND  DUE  FROM  BANKS,   INTEREST-BEARING  DEPOSITS  IN  OTHER   FINANCIAL
INSTITUTIONS, AND FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL:

For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

INVESTMENT SECURITIES HELD TO MATURITY, INVESTMENT SECURITIES AVAILABLE FOR SALE, AND TRADING ACCOUNT SECURITIES:

The fair value of investment securities held to maturity, investment securities available for sale, and trading account securities, except certain state and municipal securities, is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. The fair value of certain state and municipal securities is not readily available through market sources other than dealer quotations, so fair value estimates are based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued.

LOANS:

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, commercial real estate, residential mortgage, credit card and other consumer. For residential mortgage loans for resale, fair value is estimated using the prices of the Corporation's existing commitments to sell such loans and/or the quoted market prices for commitments to sell similar loans.

The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for similar maturities. Future cash flows are also adjusted for estimated reductions or delays due to delinquencies, non-accruals or potential charge-offs.

EXCESS SERVICING RIGHTS:

The fair value of excess servicing rights is estimated based upon a pricing model that considers factors such as normal servicing fees, loan prepayment speeds and an appropriate discount rate.

PURCHASED MORTGAGE SERVICING RIGHTS:

The fair value is estimated by discounting the expected future cash flows considering estimated service fees, ancillary income, interest on tax and insurance, and principal and interest float, servicing costs, other costs, and future prepayment speeds.

DEPOSITS:

Under SFAS No. 107, the fair value of deposits with no stated maturity such as noninterest-bearing demand deposits, savings, NOW accounts and money market accounts, is equal to the amount payable on demand as of December 31, 1995. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

SHORT-TERM BORROWINGS:

For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

LONG-TERM BORROWINGS:

Rates currently available to the Corporation for debt with similar terms and remaining maturities are used to estimate fair value of existing borrowings.

The estimated fair values of the Corporation's financial instruments at December 31 are as follows:

                                                                      1995                        1994
                                                           ------------------------------------------------------

                                                             CARRYING                    CARRYING
                                                              AMOUNT      FAIR VALUE      AMOUNT      FAIR VALUE
                                                           ------------------------------------------------------
                                                                               (IN THOUSANDS)
Financial assets:
  Cash and due from banks                                  $    206,469  $    206,469  $    204,578  $    204,578
  Interest-bearing deposits in other financial
   institutions                                                     652           652           300           300
  Federal funds sold and securities purchased under
   agreements to resell                                          43,000        43,000        57,635        57,635
  Investment securities:
    Held to maturity                                            381,645       383,129       391,865       376,529
    Available for sale                                          358,983       358,983       338,393       338,393
  Loans(1)                                                    2,601,484     2,592,086     2,327,910     2,274,861
  Excess servicing rights                                            --            --            15            15
  Purchased mortgage servicing rights                             7,239         9,348         2,026         3,524
Financial liabilities:
  Deposits                                                    2,973,108     2,980,116     2,780,026     2,773,734
  Short-term borrowings                                         346,799       346,799       321,454       321,454
  Long-term borrowings                                           18,067        17,968         3,867         3,896
                                                           ------------------------------------------------------

(1) Excludes lease financing receivables that are not considered financial instruments as defined within SFAS No. 107.

COMMITMENTS TO EXTEND CREDIT, COMMERCIAL LETTERS OF CREDIT, STANDBY LETTERS OF CREDIT AND FINANCIAL GUARANTEES WRITTEN:

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter-parties. The fair value of financial guarantees written and letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counter-parties.

INTEREST RATE SWAP AGREEMENTS:

The fair value of interest rate swap agreements are obtained from dealer quotes. These values represent the estimated amount the Corporation would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counter-parties.

The contract or notional amount, carrying amount and estimated fair value for commitments to extend credit, commercial letters of credit, standby letters of credit and financial guarantees written, and interest rate swap agreements at December 31 is as follows:

                                                                                 1995
                                                    ---------------------------------------------------------------
                                                        CONTRACT OR
                                                         NOTIONAL                                 ESTIMATED FAIR
                                                          AMOUNT          CARRYING AMOUNT(1)           VALUE
                                                    ---------------------------------------------------------------
                                                                            (IN THOUSANDS)
Commitments to extend credit                            $   856,179            $     381             $   1,750
Commercial letters of credit                                  2,517                   --                     6
Standby letters of credit and financial guarantees
 written                                                     63,904                   --                   639
Interest rate swap agreements                                 3,500                    3                    28


                                                                                 1994
                                                    ---------------------------------------------------------------
                                                        CONTRACT OR
                                                         NOTIONAL                                 ESTIMATED FAIR
                                                          AMOUNT          CARRYING AMOUNT(1)           VALUE
                                                    ---------------------------------------------------------------
                                                                            (IN THOUSANDS)
Commitments to extend credit                            $   678,786            $     294             $   1,147
Commercial letters of credit                                    670                   --                     2
Standby letters of credit and financial guarantees
 written                                                     46,456                   --                   465
Interest rate swap agreements                                23,600                  (23)                 (128)

(1) The amounts shown under "carrying amount" represent accruals or deferred income arising from these unrecognized financial instruments.

LIMITATIONS:

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Corporation's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Corporation's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Corporation has a substantial trust department that contributes net fee income annually. The trust department is not considered a financial instrument and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial assets or liabilities include the mortgage banking operation, brokerage network, deferred tax liabilities, the benefit of low cost core deposits, property, equipment, and goodwill. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in many of the estimates.

NOTE 16 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

The following is selected financial data summarizing the results of operations for each quarter in the years ended December 31, 1995 and 1994:

                                                                               1995 QUARTER ENDED
                                                               ---------------------------------------------------
                                                                MARCH 31     JUNE 30   SEPTEMBER 30   DECEMBER 31
                                                               -----------  ---------  -------------  ------------
                                                                      (IN THOUSANDS EXCEPT PER SHARE DATA)
Interest income                                                 $  62,582   $  65,382    $  67,508     $   68,908
Interest expense                                                   26,782      29,410       30,575         31,047
Provision for possible loan losses                                    931         765          672            788
Investment securities gains, net                                       21         102           92            104
Income before income tax expense                                   16,754      17,381       19,302         19,936
Net income                                                         10,769      11,145       12,208         12,530
Net income per share                                            $    0.65   $    0.68    $    0.74     $     0.76
Weighted average shares outstanding                                16,500      16,509       16,501         16,511


                                                                               1994 QUARTER ENDED
                                                               ---------------------------------------------------
                                                                MARCH 31     JUNE 30   SEPTEMBER 30   DECEMBER 31
                                                               -----------  ---------  -------------  ------------
                                                                      (IN THOUSANDS EXCEPT PER SHARE DATA)
Interest income                                                 $  49,799   $  52,621    $  55,918     $   61,013
Interest expense                                                   18,270      19,419       21,039         24,073
Provision for possible loan losses                                    275         672          582            682
Investment securities gains, net                                       39         157            6             --
Income before income tax expense                                   14,869      15,744       16,647         17,103
Net income                                                          9,958      10,133       10,637         10,934
Net income per share                                            $    0.61   $    0.61    $    0.64     $     0.66
Weighted average shares outstanding                                16,431      16,493       16,501         16,496

INDEPENDENT AUDITORS' REPORT
ASSOCIATED BANC-CORP
The Board of Directors
Associated Banc-Corp:

We have audited the accompanying consolidated statements of financial condition of Associated Banc-Corp and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of Associated Banc-Corp's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Associated Banc-Corp and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

[SIGNATURE]

KPMG Peat Marwick LLP
Chicago, Illinois
January 17, 1996

MARKET INFORMATION

                                                                                                    MARKET PRICE RANGE
                                                                                                       SALES PRICES
                                                                                                   --------------------
                                                                    DIVIDENDS PAID    BOOK VALUE     HIGH        LOW
                                                                   -----------------  -----------  ---------  ---------
1995
  4th Quarter                                                          $     .27       $   19.71   $   40.94  $   36.25
  3rd Quarter                                                                .27           19.09       37.25      30.35
  2nd Quarter                                                                .22           18.66       31.00      28.40
  1st Quarter                                                                .22           17.94       30.10      27.40

1994
  4th Quarter                                                          $     .22       $   17.32   $   28.40  $   25.00
  3rd Quarter                                                                .22           17.05       30.20      23.00
  2nd Quarter                                                                .22           16.66       30.60      25.00
  1st Quarter                                                                .20           16.44       28.80      25.00

Indicated Annual Dividend Rate: $1.08

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information in the Corporation's definitive Proxy Statement, prepared for the 1996 Annual Meeting of Shareholders, which contains information concerning directors of the Corporation, under the caption "Election of Directors," is incorporated herein by reference. The information concerning "Executive Officers of the Registrant," as a separate item, appears in Part I of this document.

ITEM 11  EXECUTIVE COMPENSATION

The information in the Corporation's definitive Proxy Statement, prepared for the 1996 Annual Meeting of Shareholders, which contains information concerning this item, under the caption "Executive Compensation," is incorporated herein by reference.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information in the Corporation's definitive Proxy Statement, prepared for the 1996 Annual Meeting of Shareholders, which contains information concerning this item, under the captions "Principal Holders of Common Stock" and "Security Ownership of Management," is incorporated herein by reference.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in the Corporation's definitive Proxy Statement, prepared for the 1996 Annual Meeting of Shareholders, which contains information concerning this item under the caption "Certain Transactions," is incorporated herein by reference.

                                    PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1 and 2  Financial Statements and Financial Statement Schedules

             The following financial statements and financial statement schedules are included under a separate caption "Financial Statements and Supplementary Data" in Part II, Item 8 hereof and are incorporated herein by reference.

             Consolidated Statements of Financial Condition - December 31, 1995 and 1994

             Consolidated Statements of Income - For the Years Ended December 31, 1995, 1994, and 1993

             Consolidated Statements of Changes in Stockholders' Equity - For the Years Ended December 31, 1995, 1994, and 1993

             Consolidated Statements of Cash Flows - For the Years Ended December 31, 1995, 1994, and 1993

             Notes to Consolidated Financial Statements

             Independent Auditors' Report

(a) 3      Exhibits Required by Item 601 of Regulation S-K

                                                                                 SEQUENTIAL PAGE NUMBER OR
           EXHIBIT NUMBER                         DESCRIPTION                  INCORPORATION BY REFERENCE TO
----------------------------------------------------------------------------------------------------------------
(3)(a)                                Articles of Incorporation             Exhibit (3) to Report on form 10-Q
                                                                            for the quarter ended June 30, 1993
(3)(b)                                Bylaws                                Exhibit (3) to Report on Form 10-Q
                                                                            for the quarter ended September 30,
                                                                            1991

(4)                                   Instruments Defining the Rights of
                                      Security Holders, Including
                                      Indentures
                                      The Registrant, by signing this
                                      report, agrees to furnish the
                                      Securities and Exchange Commission,
                                      upon its request, a copy of any
                                      instrument that defines the rights
                                      of holders of long-term debt of the
                                      Registrant and all of its
                                      subsidiaries for which consolidated
                                      or unconsolidated financial
                                      statements are required to be filed
                                      and that authorizes a total amount
                                      of securities not in excess of 10%
                                      of the total assets of the
                                      Registrant and its subsidiaries on a
                                      consolidated basis.
*(10)(a)                              The 1982 Incentive Stock Option Plan  Exhibit (10) to Report on Form 10-K
                                      of the Registrant                     for fiscal year ended December 31,
                                                                            1987
*(10)(b)                              The Restated Long-Term Incentive      Exhibits filed with Associated's
                                      Stock Option Plan of the Registrant   registration statement (33-86790) on
                                                                            Form S-8 filed under the Securities
                                                                            Act of 1933

                                                                                 SEQUENTIAL PAGE NUMBER OR
           EXHIBIT NUMBER                         DESCRIPTION                  INCORPORATION BY REFERENCE TO
----------------------------------------------------------------------------------------------------------------
*(10)(c)                              Deferred Compensation Agreement       Exhibit (10)(c) to Report on Form
                                      dated November 1, 1986 between        10-K for fiscal year ended December
                                      Associated Bank Green Bay, National   31, 1992
                                      Association and Robert C. Gallagher
*(10)(d)                              Change of Control Plan of the         Exhibit (10)(d) to Report on Form
                                      Registrant effective April 25, 1994   10-K for fiscal year ended December
                                                                            31, 1994
*(10)(e)                              Deferred Compensation Plan and        Exhibit (10(e) to Report on Form
                                      Deferred Compensation Trust           10-K for fiscal year ended December
                                      effective as of December 16, 1993,    31, 1994
                                      and Deferred Compensation Agreement
                                      of the Registrant dated December 31,
                                      1994
(11)                                  Statement Re Computation of Per       Filed herewith
                                      Share Earnings
(21)                                  Subsidiaries of the Corporation       Filed herewith
(23)                                  Consent of Independent Auditors       Filed herewith
(24)                                  Power of Attorney                     Filed herewith

------------------------
* Management contracts and arrangements.

    Schedules and exhibits other than those listed are omitted for the reasons that they are not required, are not applicable or that equivalent information has been included in the financial statements, and notes thereto, or elsewhere herein.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the fourth quarter of the fiscal year ended December 31, 1995

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ASSOCIATED BANC-CORP

Date: March 22, 1996                        By: /s/_HARRY B. CONLON_____________
                                               Harry B. Conlon
                                               Chairman, President & Chief
                                            Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      By:  /s/HARRY B. CONLON                        By:        *
           Harry B. Conlon                                      John S. Holbrook, Jr.
           Chairman, President, Chief Executive                 Director
           Officer and Director

      By:  /s/JOSEPH B. SELNER                       By:        *
           Joseph B. Selner                                     William R. Hutchinson
           Senior Vice President-CFO                            Director
           Principal Financial Officer and
           Principal Accounting Officer

      By:  /s/ROBERT C. GALLAGHER                    By:        *
           Robert C. Gallagher                                  James F. Janz
           Executive Vice President and Director                Director

      By:  *                                         By:        *
           Robert Feitler                                       William J. Lawson
           Director                                             Director

      By:  *                                         By:        *
           Ronald R. Harder                                     John C. Meng
           Director                                             Director

     *By:  /s/BRIAN R. BODAGER                       By:        *
           Brian R. Bodager                                     J. Douglas Quick
           Attorney-in-Fact                                     Director

Date: March 22, 1996