Form 10-K/A
period 1995-12-31
ASSOCIATED BANC-CORP
filed 1996-04-25
CIK 7789

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                  FORM 10-K/A

(Mark One)

    X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ----------  EXCHANGE ACT OF 1934 (FEE REQUIRED) For the fiscal year ended
            December 31, 1995

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ----------  EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period to

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

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                             -------

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

                     DOCUMENTS INCORPORATED BY REFERENCE

                                         Part of Form 10-K Into Which
             Document               Portions of Documents are Incorporated

Proxy Statement for Annual Meeting of               Part III
  Shareholders on April 24, 1996









































                                   PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1 and 2  Financial Statements and Financial Statement Schedules

             The following financial statements and financial statement schedules are included under a separate caption Financial Statements and Supplementary Data in part II, Item 8 hereof and are incorporated herein by reference.

             Consolidated Statements of Financial Condition - December 31, 1995 and 1994

             Consolidated Statements of Income - For the Years Ended December 31, 1995, 1994, and 1993

             Consolidated Statements of Changes in Stockholders Equity - For the Years Ended December 31, 1995, 1994, and 1993

             Consolidated Statements of Cash Flows - For the Years Ended December 31, 1995, 1994, and 1993

             Notes to Consolidated Financial Statements

             Independent Auditors  Report

(a) 3        Exhibits Required by Item 601 of Regulation S-K

                                                    Sequential Page Number of
Exhibit Number          Description               Incorporation by Reference to
- -------------------------------------------------------------------------------
(3)(a)                  Articles of               Exhibit (3) to Report on form
                        Incorporation             10-Q for the quarter ended
                                                  June 30, 1993
(3)(b)                  Bylaws                    Exhibit (3) to Report on Form
                                                  10-Q for the quarter ended
                                                  September 30, 1991
(4)                     Instruments Defining
                        Rights of Security
                        Holders, Including
                        Indentures

                        The Registrant, by sign-
                        ing this report, agrees
                        to furnish the
                        Securities and Exchange
                        Commission, upon its
                        request, a copy of any
                        instrument that defines
                        the rights of holders of
                        long-term debt of the
                        Registrant and all of
                        its subsidiaries for

                                                    Sequential Page Number of
Exhibit Number          Description               Incorporation by Reference to
- -------------------------------------------------------------------------------
                        which consolidated or
                        unconsolidated
                        financial statements are
                        required to be filed and
                        that authorizes a total
                        amount of securities
                        not in excess of 10% of
                        the total assets of the
                        Registrant and its
                        subsidiaries on a
                        consolidated basis.

*(10)(a)                The 1982 Incentive Stock  Exhibit (10) to Report on
                        Option Plan of the        Form 10-K for fiscal year
                        Registrant                ended December 31, 1987

*(10)(b)                The Restated Long-Term    Exhibits filed with
                        Incentive Stock Option    Associated s registration
                        Plan of the Registrant    statement (33-86790) on
                                                  Form S-8 filed under the
                                                  Securities Act of 1933

*(10)(c)                Deferred Compensation     Exhibit (10)(c) to Report
                        Agreement dated           on Form 10-K for fiscal
                        November 1, 1986 between  year ended December 31,
                        Associated Bank Green     1992
                        Bay, National
                        Association and
                        Robert C. Gallagher

*(10)(d)                Change of Control Plan    Exhibit (10)(d) to Report
                        of the Registrant         on Form 10-K for fiscal
                        effective April 25,       year ended December 31, 1994
                        1994

*(10)(e)                Deferred Compensation     Exhibit (10)(e) to Report
                        Plan and Deferred         on Form 10-K for fiscal
                        Compensation Trust        year ended December 31, 1994
                        effective as of
                        December 16, 1993, and
                        Deferred Compensation
                        Agreement of the
                        Registrant dated
                        December 31, 1994

(11) Statement Re Computation Filed herewith of Per Share Earnings

(21)                    Subsidiaries of the       Filed herewith
                        Corporation


                                                    Sequential Page Number of
Exhibit Number          Description               Incorporation by Reference to
- -------------------------------------------------------------------------------
(23)                    Consent of Independent    Filed herewith
                        Auditors

(24)                    Power of Attorney         Filed herewith

(27)                    Financial Data Schedule   Filed herewith
- --------------------
*Management contracts and arrangements.

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

                                         ASSOCIATED BANC-CORP


                                         By:/s/ HARRY B. CONLON
Date:  April 25, 1996                       ------------------------------
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

By:/s/ HARRY B. CONLON                   By:*
   ------------------------------           ------------------------------
   Harry B. Conlon                          John S. Holbrook, Jr.
   Chairman, President, Chief               Director
   Executive Officer and Director

By:/s/ JOSEPH B. SELNER                  By:*
   ------------------------------           ------------------------------
   Joseph B. Selner                         William R. Hutchinson
   Senior Vice President-CFO                Director
   Principal Financial Officer and
   Principal Accounting Officer

By:/s/ ROBERT C. GALLAGHER               By:*
   ------------------------------           ------------------------------
   Robert C. Gallagher                      James F. Janz
   Executive Vice President and             Director
   Director

By:*                                     By:*
   ------------------------------           ------------------------------
   Robert Feitler                           William J. Lawson
   Director                                 Director

By:*                                     By:*
   ------------------------------           ------------------------------
   Ronald R. Harder                         John C. Meng
   Director                                 Director

*By:/s/ BRIAN R. BODAGER                 By:*
    -----------------------------           ------------------------------
    Brian R. Bodager                        J. Douglas Quick
    Attorney-in-Fact                        Director

Date:  April 25, 1996