Form 10-Q
period 1996-03-31
ASSOCIATED BANC-CORP
filed 1996-05-14
CIK 7789

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549


                                    FORM 10-Q

(Mark One)
    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
_________                       EXCHANGE ACT OF 1934
                     For the quarterly period ended March 31, 1996

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
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant's common stock, par value $0.01 per share, at March 31, 1996, was 16,861,945 shares.








                             ASSOCIATED BANC-CORP
                               TABLE OF CONTENTS


                                                                       Page No.

PART I.    Financial Information

           Item 1.  Financial Statements:

                    Consolidated Statements of Financial
                    Condition - March 31, 1996, and
                    December 31, 1995

                    Consolidated Statements of Income -
                    Three Months Ended
                    March 31, 1996, and 1995

                    Consolidated Statements of Cash Flows -
                    Three Months Ended March 31, 1996, and 1995

                    Notes to Consolidated Financial Statements

           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations

PART II.   Other Information

           Item 6.  Exhibits and Reports on Form 8-K

Signatures























                        PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

                             ASSOCIATED BANC-CORP
                Consolidated Statements of Financial Condition
                                  (Unaudited)
                                                         March 31   December 31
                                                           1996         1995
                                                             (In Thousands)
ASSETS
  Cash and due from banks                              $  152,856   $  206,469
  Interest-bearing deposits in other
    financial institutions                                    658          652
  Federal funds sold and securities
    purchased under agreements to resell                    4,943       43,000
  Investment securities:
    Held to maturity (Fair value of approximately
    $393,759 and $383,129 at March 31, 1996, and
    December 31, 1995, respectively)                      394,876      381,645
    Available for sale-stated at fair value               357,656      358,983
  Loans, net of unearned income                         2,702,973    2,611,227
  Less:  Allowance for possible loan losses               (41,112)     (39,067)
                                                         ---------   ---------
    Loans, net                                          2,661,861    2,572,160
  Premises and equipment                                   56,771       54,142
  Other assets                                             90,581       80,791
                                                         ---------   ---------
    Total assets                                       $3,720,202   $3,697,842

LIABILITIES AND STOCKHOLDERS' EQUITY
  Noninterest-bearing deposits                        $   524,688   $  595,178
  Interest-bearing deposits                             2,461,426    2,377,930
                                                        ---------    ---------
   Total deposits                                       2,986,114    2,973,108
  Short-term borrowings                                   338,776      346,799
  Accrued expenses and other liabilities                   34,446       34,272
  Long-term borrowings                                     21,049       18,067
                                                        ---------    ---------
 Total liabilities                                      3,380,385    3,372,246
  Commitments and contingent liabilities                      ---          ---
  Stockholders' equity
    Preferred stock                                           ---          ---
    Common stock (Par value $0.01 per share,
      authorized 48,000,000 shares, issued
      17,073,899 and 16,728,061 shares,
      respectively)                                           171          167







                        PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements continued:

                             ASSOCIATED BANC-CORP
                Consolidated Statements of Financial Condition
                                  (Unaudited)

                                                         March 31   December 31
                                                           1996         1995
                                                             (In Thousands)

    Surplus                                               158,235      152,042
    Retained earnings                                     180,403      171,026
    Net unrealized gains on securities
      available for sale                                    4,770        6,148
    Less:  Treasury stock (211,954 and 212,673 shares
      at cost)                                             (3,762)      (3,787)
                                                         ---------   ---------
    Total stockholders' equity                             339,817     325,596
                                                         ---------   ---------
Total liabilities and stockholders' equity              $3,720,202  $3,697,842
                                                         =========   =========



























(See accompanying notes to Consolidated Financial Statements.)




ITEM 1.  Financial Statements continued:

                             ASSOCIATED BANC-CORP
                       Consolidated Statements of Income
                                  (Unaudited)
                                                             Three Months Ended
                                                                  March 31
                                                               1996      1995
                                                               (In Thousands)

INTEREST INCOME
  Interest and fees on loans                                 $58,173    $51,263
  Interest and dividends on investment securities:
    Taxable                                                    9,272      9,315
    Tax-exempt                                                 1,821      1,536
  Interest on deposits in other financial
    institutions                                                   5          5
  Interest on federal funds sold and securities
    purchased under agreements to resell                         263        463
                                                              ------     ------
    Total interest income                                     69,534     62,582
                                                              ------    ------
INTEREST EXPENSE
    Interest on deposits                                      27,016     22,002
    Interest on short-term borrowings                          4,218      4,692
    Interest on long-term borrowings                             326         88
                                                              ------     ------
    Total interest expense                                    31,560     26,782
                                                              ------     ------
NET INTEREST INCOME                                           37,974     35,800
Provision for possible loan losses                             1,172        931
                                                              ------     ------
Net interest income after provision for
  possible loan losses                                        36,802     34,869
                                                              ------     ------
NONINTEREST INCOME
  Trust service fees                                           6,160      5,509
  Service charges on deposit accounts                          2,800      2,744
  Investment securities gains, net                               340         21
  Loan servicing fees                                          1,412        955
  Residential real estate loan origination fees                  493         80
  Retail investment income                                       656        450
  Other                                                        2,607      3,004
                                                              ------     ------
    Total noninterest income                                  14,468     12,763
                                                              ------     ------
NONINTEREST EXPENSE
  Salaries and employee benefits                              17,724     16,018
  Net occupancy expense                                        2,568      2,555
  Equipment rentals, depreciation and maintenance              1,760      1,614




ITEM 1.  Financial Statements continued:

                             ASSOCIATED BANC-CORP
                       Consolidated Statements of Income
                                  (Unaudited)

                                                             Three Months Ended
                                                                  March 31
                                                               1996      1995
                                                               (In Thousands)

  Data processing expense                                   $  1,957   $  1,865
  Stationery and supplies                                        774        805
  Business development and advertising                           844        891
  FDIC expense                                                    11      1,533
  Other                                                        6,520      5,597
                                                              ------     ------
    Total noninterest expense                                 32,158     30,878
                                                              ------     ------
Income before income taxes                                    19,112     16,754
Income tax expense                                             6,867      5,985
                                                              ------     ------
NET INCOME                                                  $ 12,245   $ 10,769
                                                              ======     ======
Per share
  Net income                                                     .73       0.65
  Dividends                                                      .27       0.22
Weighted average shares outstanding                           16,852     16,500






















(See accompanying notes to Consolidated Financial Statements.)



ITEM 1.  Financial Statements continued:

                             ASSOCIATED BANC-CORP
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                                             Three Months Ended
                                                                  March 31
                                                               1996      1995
                                                               (In Thousands)

OPERATING ACTIVITIES
  Net income                                                $ 12,245   $ 10,769
  Adjustments to reconcile net income to net
    cash used by operating activities:
    Provision for possible loan losses                         1,172       931
    Depreciation and amortization                              1,895     1,762
    Amortization of mortgage servicing rights                    540       108
    Amortization of goodwill                                     671       591
    Net amortization and accretion of premiums and
      discounts                                                   13       237
    Gain on sales of investment securities, net                 (340)      (21)
    Increase in interest receivable and other assets          (7,917)   (2,492)
    Increase (decrease) in interest payable and other
      liabilities                                               (107)    2,157
    Amortization of loan fees and costs                         (376)     (392)
    Net increase in mortgage loans
      acquired for resale                                     (7,282)   (2,312)
    Gain on sales of mortgage loans held for resale             (973)      (34)
    Other, net                                                    (4)     (288)
                                                              ------    ------
Net cash provided by (used in) operating activities             (453)   11,016


INVESTING ACTIVITIES
  Net decrease in federal funds sold and securities
    purchased under agreements to resell                      41,183    40,625
  Net increase in interest-bearing deposits in other
    financial institutions                                        (6)      ---
  Purchases of held to maturity securities                   (36,862)  (23,882)
  Purchases of available for sale securities                 (32,743)  (28,184)
  Proceeds from sales of available for sale securities           620        84
  Maturities of held to maturity securities                   32,279    24,955
  Maturities of available for sale securities                 36,736    33,403
  Net increase in loans                                      (35,005)  (42,100)
  Proceeds from sales of other real estate                       633       726
  Purchases of premises and equipment, net of disposals       (3,100)   (1,611)
  Capitalized mortgage servicing rights                       (1,866)     (153)
  Net cash from acquisition                                    2,944       ---
                                                               -----     -----
Net cash provided by investing activities                      4,813     3,863




ITEM 1.  Financial Statements continued:

                             ASSOCIATED BANC-CORP
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                             Three Months Ended
                                                                  March 31
                                                               1996      1995
                                                               (In Thousands)

FINANCING ACTIVITIES
  Net decrease in deposits                                   (48,191) (111,876)
  Net increase (decrease) in short-term borrowings            (8,023)   34,957
  Cash dividends                                              (4,460)   (3,404)
  Proceeds from issuance of long-term borrowings               2,500       ---
  Proceeds from exercise of stock options                        201       208
  Purchase of treasury stock                                     ---      (541)
                                                              ------    ------
Net cash used by financing activities                        (57,973)  (80,656)
                                                              ------    ------
Net decrease in cash and cash equivalents                    (53,613)  (65,777)
Cash and cash equivalents beginning of period                206,469   204,578
                                                             -------   -------
Cash and cash equivalents at end of period                   152,856   138,801

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                  31,402    23,944
    Income taxes                                               2,810     2,905
    Supplemental schedule of noncash investing activities:
    Loans transferred to other real estate                        91       195
    Loans made in connection with the disposition of
      other real estate                                          ---        46
















(See accompanying notes to Consolidated Financial Statements.)




ITEM 1.  Financial Statements continued:

                             ASSOCIATED BANC-CORP
                  Notes to Consolidated Financial Statements

NOTE 1:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly Associated Banc-Corp's ( Corporation) financial position, results of its operations and cash flows for the periods presented. All adjustments necessary to the fair presentation of the financial statements are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

NOTE 2:

The consolidated financial statements include the accounts of all subsidiaries. All material intercompany transactions and balances are eliminated. The Corporation has not changed its accounting and reporting policies from those stated in the Corporation's 1995 Annual Report on Form 10-K.

NOTE 3:  Business Combinations

The following table summarizes completed transactions:
                                             Consideration Paid
                                            --------------------
                                              Cash     Shares of     Total
                     Date      Method of      (In       Common     Assets (In    Intangibles
Name of Acquired   Acquired    Accounting   Millions)    Stock     Millions)    (In Millions)
- ----------------------------------------------------------------------------------------------
Great Northern       7/95      Purchase      $1.2         ---         (A)           $1.5
  Mortgage Company
Rolling Meadows,
  Illinois

GN Bancorp, Inc.     8/95      Pooling of     ---       747,626       130            ---
  Chicago,                     interests
  Illinois (B)

SBL Capital Bank     3/96      Pooling of     ---       332,957        68            ---
  Shares, Inc. (C)             interests

(A) The Corporation acquired approximately $535 million in mortgage servicing as part of this acquisition. The consolidated financial statements include the results of operations since the date of acquisition.

(B) The GN Bancorp acquisition was accounted for as a pooling of interests. All consolidated financial information has been restated as if the transaction had been effected as of the beginning of the earliest period presented.

(C) The transaction, accounted for using the pooling-of-interests method, was not material to prior years' reported operating results and, accordingly, previously reported results were not restated.

On April 5, 1996, the Corporation completed its merger with Greater Columbia Bancshares, Inc. The transaction was accounted for as a pooling of interests with the issuance of 967,634 shares of the Corporation's common stock. Pro forma results of operations of the Corporation and Greater Columbia Bancshares, Inc. for the periods prior to the acquisition date are as follows:

                                                      Corporation as
                                                   Originally Reported   Corporation Restated
- ---------------------------------------------------------------------------------------------
                                                      Three Months           Three Months
                                                     Ended March 31,       Ended March 31,
(In Thousands, except per share amounts)             1996       1995       1996       1995
- ---------------------------------------------------------------------------------------------
Net interest income                                $37,974    $35,800    $39,995    $37,750
Other income                                       $14,468    $12,763    $14,782    $13,010
Net income                                         $12,245    $10,769    $12,961    $11,271
Earnings per common share                          $   .73    $   .65    $   .73    $   .65
- ---------------------------------------------------------------------------------------------

In 1995, the Corporation announced a merger agreement with F&M Bankshares of Reedsburg, Inc. and its $140 million asset subsidiary, Farmers & Merchants Bank. The transaction, which is expected to be completed in the second quarter of 1996, will be accounted for as a pooling of interests with the issuance of approximately 535,000 shares of the Corporation's common stock.

NOTE 4:  INVESTMENT SECURITIES

The amortized cost and fair values of investment securities held to maturity and securities available for sale for the periods indicated were as follows:

                  Investment Securities Held to Maturity
- -------------------------------------------------------------------------------
                  (In thousands)                          March 31, 1996
- -------------------------------------------------------------------------------
                                                    Amortized Cost  Fair Value
- -------------------------------------------------------------------------------
U.S. Treasury and federal agency securities            $165,203     $164,532
Obligations of states and political subdivisions        155,948      155,022
Other securities                                         73,725       74,205
- -------------------------------------------------------------------------------
Total                                                  $394,876     $393,759
===============================================================================
                 (In thousands)                         December 31, 1995
- -------------------------------------------------------------------------------
                                                    Amortized Cost  Fair Value
- -------------------------------------------------------------------------------
U.S. Treasury and federal agency securities            $172,548     $172,484
Obligations of states and political subdivisions        139,988      140,699
Other securities                                         69,109       69,946
- -------------------------------------------------------------------------------
Total                                                  $381,645     $383,129
===============================================================================




                  Investment Securities Available for Sale
- -------------------------------------------------------------------------------
                 (In thousands)                           March 31, 1996
- -------------------------------------------------------------------------------
                                                    Amortized Cost  Fair Value
- -------------------------------------------------------------------------------
U.S. Treasury and federal agency securities            $345,754     $346,240
Other securities                                          4,300       11,416
- -------------------------------------------------------------------------------
Total                                                  $350,054     $357,656
===============================================================================
                 (In thousands)                         December 31, 1995
- -------------------------------------------------------------------------------
                                                    Amortized Cost  Fair Value
- -------------------------------------------------------------------------------
U.S. Treasury and federal agency securities            $346,448     $349,704
Other securities                                          2,724        9,279
- -------------------------------------------------------------------------------
Total                                                  $349,172     $358,983
===============================================================================

NOTE 5:  ALLOWANCE FOR POSSIBLE LOAN LOSSES

A summary of the changes in the allowance for possible loan losses for the periods indicated is as follows:

                                                    For the Three  For the Year
                                                      Months Ended     Ended
                                                       March 31,   December 31,
                                                          1996         1995
                                                           (In Thousands)

Balance at beginning of period                         $ 39,067     $ 37,963
Balance related to acquisition                              822          ---
Provisions charged to operating expense                   1,172        3,156
Loan losses net of recoveries                                51       (2,052)
                                                         ------       ------
Balance at end of period                               $ 41,112     $ 39,069
                                                         ======       ======


NOTE 6:  Mortgage Servicing Rights

Effective January 1, 1996, the Corporation adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65". Accordingly, the Corporation recognizes as separate assets (capitalized) the rights to service mortgage loans for others whether the servicing rights are acquired through purchases or loan origination. The fair value of capitalized mortgage servicing rights is based upon the present value of estimated expected future cash flows. Based upon current fair values, capitalized mortgage servicing rights are assessed periodically for impairment, which is recognized in the statement of income during the period in which impairment occurs by establishing a corresponding valuation allowance. For purposes of performing its impairment evaluation, the Corporation stratifies its portfolio of capitalized mortgage servicing rights on the basis of certain risk characteristics.

Changes in capitalized mortgage servicing rights for the three months ended March 31, 1996, were:

     Balance at 12/31/95                                      $7,239,053
       Capitalized mortgage servicing rights                    1,865,598
       Amortization                                             (540,063)
       Sales of servicing rights                                     ---
       Allowance for impairment                                      ---
                                                               ---------
     Balance at 3/31/96                                       $8,564,588
                                                               =========

NOTE 7:  PER SHARE COMPUTATIONS

Per share computations are computed based on the weighted average number of common shares outstanding for the three months ended March 31, 1996, and 1995.

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

EARNINGS

On March 1, 1996, SBL Capital Bankshares ( Lodi ) was acquired. This acquisition was accounted for using the pooling-of-interests method. This transaction was not material to prior years reported operating results and, accordingly, previously reported results are not restated. The operating results of Associated Banc-Corp include Lodi since January 1, 1996.

In July 1995, Great Northern Mortgage was acquired. This transaction was accounted for as a purchase. Thus, the first quarter of 1995 does not include the results of this acquisition.

In August, 1995, the Corporation acquired GN Bancorp, parent company of the $130 million Gladstone-Norwood Trust & Savings Bank in northwest Chicago. The GN Bancorp acquisition was accounted for as a pooling of interests. All consolidated financial information has been restated as if the transaction had been effected as of the beginning of the earliest period presented.

Net income for the first quarter of 1996 increased to $12.245 million, up 13.7% over 1995 first quarter net income of $10.769 million. Earnings per share increased to $.73 for the first quarter of 1996, an increase of 12.3% over earnings per share of $.65 in the first quarter of 1995.



                                 Net Income
                              Quarterly Trends
                              ($ in Thousands)
- -------------------------------------------------------------------------------
                                   1st Qtr. 4th Qtr. 3rd Qtr. 2nd Qtr. 1st Qtr.
                                     1996     1995     1995     1995     1995
- -------------------------------------------------------------------------------

Net Income                         $12,245  $12,530  $12,208  $11,145  $10,769
E.P.S.                                 .73      .76      .74      .68      .65
Return on Average Equity - Quarter   14.68%   15.49%   15.65%   14.85%   15.16%
Return on Average Equity - Year      14.68%   15.30%   15.23%   15.00%   15.16%
Return on Average Assets - Quarter    1.34%    1.40%    1.39%    1.32%    1.31%
Return on Average Assets - Year       1.34%    1.35%    1.34%    1.31%    1.31%
- -------------------------------------------------------------------------------
Return on average assets (ROA) for the first quarter of 1996 was 1.34%, up from 1.31% during the same period last year. The 3 basis point increase in ROA was achieved as net income grew 13.7%, outpacing average asset growth of 10.2% as compared to the first quarter last year. ROA declined when comparing the first quarter of 1996 to the fourth quarter of 1995, as net income declined slightly by 2.3% while average assets increased 3.5%.

Return on average equity (ROE) for the first quarter of 1996 was 14.68%, down from the 15.16% reported during the same period last year. Adjusted for the equity component of the SFAS 115, ROE would have been 14.89% and 14.95% in the first quarter of 1996 and 1995, respectively. ROE also decreased when compared to the fourth quarter of 1995. The decrease was attributable to the lower reported net income and higher average equity.

NET INTEREST INCOME

Tax equivalent net interest income in the first quarter of 1996 was $39.1 million, a slight increase of $245,000 or .6% over the fourth quarter net interest income of $38.8 million. Excluding Lodi, net interest income would have decreased by $473,000 when compared to the fourth quarter of 1995.

                              Net Interest Income
                              Tax Equivalent Basis
                               ($ in Thousands)
- -------------------------------------------------------------------------------
                                   1st Qtr. 4th Qtr. 3rd Qtr. 2nd Qtr. 1st Qtr.
                                     1996     1995     1995     1995     1995
- -------------------------------------------------------------------------------
Interest Income                    $69,534  $68,908  $67,508  $65,382  $62,582
Tax Equivalent Adjustment            1,107      975    1,041      950      968
                                    ------   ------   ------   ------   ------
Tax Equivalent Interest Income      70,641   69,883   68,549   66,332   63,550
Interest Expense                    31,560   31,047   30,575   29,410   26,782
                                    ------   ------   ------   ------   ------
Tax Equivalent Net
Interest Income                    $39,081  $38,836  $37,974  $36,922  $36,768
- -------------------------------------------------------------------------------


The net interest margin for the first quarter of 1996 was 4.58% compared with 4.64% in the fourth quarter of 1995. This decline is primarily attributable to net free funds. The interest rate spread (difference between yield on earning assets and rate on interest-bearing liabilities) remained unchanged from the fourth quarter at 3.76%. Both the yield on earning assets and the rate on interest-bearing liabilities decreased by 7 basis points in the first quarter. The decline in the net interest margin was attributable to both a lower average balance of net free funds and the 7 basis point reduction in the value of these funds as the rate on interest-bearing liabilities decreased.

Average earning assets increased $112 million in the first quarter of 1996. Earning asset growth continues to be concentrated in loans as the average loans to average deposits ratio climbed to 90.13% in the first quarter of 1996, up from 88.61% in the fourth quarter of 1995.

                             Net Interest Margin
                               Quarterly Trends
                            (Quarterly Info Only)
- -------------------------------------------------------------------------------
                                   1st Qtr. 4th Qtr. 3rd Qtr. 2nd Qtr. 1st Qtr.
                                     1996     1995     1995     1995     1995
- -------------------------------------------------------------------------------
Yield on Earning Assets              8.27%    8.34%    8.35%    8.38%    8.25%
Cost of Interest-Bearing
  Liabilities                        4.51     4.58     4.57     4.56     4.29
                                     ----     ----     ----     ----     ----
Interest Rate Spread                 3.76     3.76     3.78     3.82     3.96
Net Free Funds Contribution           .82      .88      .85      .84      .81
Net Interest Margin                  4.58     4.64     4.63     4.66     4.77
                                     ====     ====     ====     ====     ====
Average Earning Assets to
  Average Assets                    93.19    93.34    93.22    93.63    93.45
Free Funds Ratio                    18.02    19.03    18.41    18.52    19.03
- -------------------------------------------------------------------------------

The net interest margin for the first quarter of 1996 was 4.58% compared with 4.77% in the first quarter of 1995. This decrease is primarily attributable to balance sheet growth. The interest rate spread (difference between yield on earning assets and rate on interest-bearing liabilities) decreased 20 basis points to 3.76% from the first quarter of 1995 at 3.96%. The yield on earning assets increased slightly by 2 basis points while the rate on interest-bearing liabilities increased by 22 basis points over the first quarter of 1995. The contribution from net free funds was essentially unchanged from the first quarter of 1995, contributing 1 basis point more.










            Earning Asset and Interest-Bearing Liability Volumes
                              Quarterly Trends
                              ($ in Thousands)
- -------------------------------------------------------------------------------
                          1st Qtr.    4th Qtr.   3rd Qtr.   2nd Qtr.   1st Qtr.
                            1996        1995       1995       1995       1995
- -------------------------------------------------------------------------------
Average Loans           $2,667,954  $2,549,886 $2,486,157 $2,429,665 $2,356,384
Average Earning Assets   3,435,594   3,323,723  3,256,544  3,175,731  3,125,145
Average Noninterest-
  Bearing Deposits         499,401     512,064    491,325    474,128    497,429
Average Interest-
  Bearing Deposits       2,460,588   2,365,619  2,352,448  2,278,575  2,193,117
Average Deposits         2,959,989   2,877,683  2,843,773  2,752,703  2,690,546
Average Interest-
  Bearing Liabilities    2,816,591   2,691,171  2,657,031  2,587,591  2,530,277
- -------------------------------------------------------------------------------

LOAN LOSS

The loan loss provision for the first quarter of 1996 was $1,172,000, an increase of $241,000 from the same period in 1995 and $384,000 higher than the fourth quarter of 1995.

As of March 31, 1996, the allowance for possible loan losses of $41.1 million represented 1.52% of total loans, up slightly from 1.50% at December 31, 1995, but down from 1.63% at March 31, 1995.

                     Provision for Possible Loan Losses
                              Quarterly Trends
                              ($ in Thousands)

- -------------------------------------------------------------------------------
                          1st Qtr.    4th Qtr.   3rd Qtr.   2nd Qtr.   1st Qtr.
                            1996        1995       1995       1995       1995
- -------------------------------------------------------------------------------
Provision - Quarter       $ 1,172     $   788    $   672    $   765    $   931
Provision - Year            1,172       3,156      2,368      1,696        931
Net Charge-offs-
  (Recoveries) - Quarter      (51)        918        768        255        111
Net Charge-offs-
  (Recoveries) - Year         (51)      2,052      1,134        366        111
Allowance at Period End    41,112      39,067     39,197     39,293     38,783
Allowance to Period End
  Loans                      1.52%       1.50%      1.54%      1.59%      1.63%
Net Charge-offs (Recoveries)
  to Average Loans
  (Annualized) - Quarter     (.01%)       .14%       .12%       .04%       .02%
Net Charge-offs (Recoveries)
  to Average Loans
  (Annualized) - Year        (.01%)       .08%       .06%       .03%       .02%
- -------------------------------------------------------------------------------


Charge-offs for the quarter ending March 31, 1996, of $782,000 were reduced by recoveries of $833,000, creating net recoveries of $51,000. This activity compares with first quarter 1995 net charge-offs of $111,000 and fourth quarter 1995 net charge-offs of $918,000.

The small annualized net recovery position of .01% in the first quarter of 1996 compares to net charge-offs of .02% and .14% in the first and fourth quarters of 1995.

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

Total nonperforming loans at March 31, 1996, were $17.8 million, an increase of $0.3 million from December 31, 1995. The ratio of nonperforming loans to total loans at March 31, 1996, was .66% compared to .67% at December 31, 1995, and
 .61% at March 31, 1995.










                 Non-Performing Loans and Other Real Estate
                               ($ in Thousands)
- -------------------------------------------------------------------------------
                                  3/31/96  12/31/95  9/30/95  6/30/95  3/31/95
                                  -------  --------  -------  -------  -------

Nonaccrual Loans                  $14,491   $14,431  $15,489  $16,487  $12,366
Accruing Loans Past Due
  90 Days or More                   2,114     1,307    1,680      649    1,064
Restructured Loans                  1,180     1,704    1,228    1,158    1,190
                                   ------    ------   ------   ------   ------
Total Nonperforming
           Loans                  $17,785   $17,442  $18,397  $18,294  $14,620
Nonperforming Loans as
  a Percent of Loans                  .66%      .67%     .72%     .74%     .61%
Other Real Estate Owned           $   998   $ 1,540  $ 1,886  $ 1,401  $ 2,117
- -------------------------------------------------------------------------------

Impaired loans are defined, by SFAS 114 and SFAS 118 adopted in the first quarter of 1995, as those loans where it is probable that all amounts due according to contractual terms, including principal and interest, will not be collected. The Corporation has determined that nonaccrual and restructured loans meet this definition. Impaired loans are measured at the fair value of the collateral, if the loan is collateral dependent, or alternatively at the present value of expected future cash flows. Interest income on impaired loans is recognized only at the time that cash is received, unless applied to reduce principal.

At March 31, 1996, the recorded investment in impaired loans totaled $15.7 million. Included in this amount is $13.1 million of impaired loans that do not require a related allowance for possible loan losses and $2.6 million of impaired loans for which the related allowance for possible loan losses totaled $1.4 million. The average recorded investment in impaired loans during the three months ended March 31, 1996, was approximately $13.0 million. Interest income recognized on a cash basis on impaired loans during the first three months of 1996 totaled $177,000.

The following table shows, for those loans accounted for on a non-accrual basis and restructured loans for the three months ended March 31, 1996, the gross interest that would have been recorded if the loans had been current in accordance with their original terms and the amount of interest income that was included in net income for the period.












- -------------------------------------------------------------------------------
                                                               For the Three
                                                               Months Ended
                                                              March 31, 1996
                                                              --------------
                                                             ($ In Thousands)
- -------------------------------------------------------------------------------

Interest income in accordance with original terms             $     496
Interest income recognized                                         (177)
                                                                    ---
Reduction in interest income                                  $     319
                                                                    ===
- -------------------------------------------------------------------------------

Potential problem loans are loans where there are doubts as to the ability of the borrower to comply with present repayment terms. The decision of management to place loans in this category does not necessarily mean that the Corporation expects losses to occur, but that management recognizes that a higher degree of risk is associated with these performing loans.

                           Potential Problem Loans
                              ($ in Thousands)
- -------------------------------------------------------------------------------
                                  3/31/96  12/31/95  9/30/95  6/30/95  3/31/95
                                  -------  --------  -------  -------  -------

Potential Problem Loans           $42,716   $34,835  $33,916  $41,375  $45,127
- -------------------------------------------------------------------------------

At March 31, 1996, potential problem loans totaled $42.7 million compared to $34.8 million at the end of 1995. The loans that have been reported as potential problem loans are not concentrated in a particular industry, but rather cover a diverse range of businesses, e.g. communications, wholesale trade, manufacturing, finance/insurance/real estate, and services. Management does not presently expect significant losses for credits in this category.

Other real estate owned totaled $1.0 million at March 31, 1996, compared with $2.1 million at March 31, 1995.

LOAN CONCENTRATIONS

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. The Corporation's loans are widely diversified by borrower, industry group and area. At March 31, 1996, no concentrations existed in the Corporation's loan portfolio in excess of 10% of total loans.

Real estate construction loans at March 31, 1996, totaled $151.0 million or only 5.6% of loans while agricultural loans were 1.1% of total loans.



As of March 31, 1996, the Corporation did not have any cross-border outstandings to borrowers in any foreign country where such outstandings exceeded 1% of total assets.

NONINTEREST INCOME

Noninterest income increased $1.7 million or 13.4% in the first quarter of 1996 when compared to the first quarter of 1995. Excluding investment security gains, noninterest income increased $1.4 million, or 10.9% during the same time period. The largest contributors to this increase were trust fees ($651,000), Loan servicing fees ($457,000), residential real estate loan origination fees ($413,000) and retail investment income ($206,000) offset by a decrease in other miscellaneous income of $397,000.

Trust fees were up 11.8% for the first quarter of 1996 compared with the same period in 1995. These increases are reflective of the general market conditions prevalent during the last 12 months.

                             Noninterest Income
                              Quarterly Trends
                              ($ in Thousands)
- -------------------------------------------------------------------------------
                               1st Qtr.  4th Qtr.  3rd Qtr.  2nd Qtr.  1st Qtr.
                                 1996      1995      1995      1995      1995
- -------------------------------------------------------------------------------
Trust Servicing Fees            $ 6,160   $ 5,897   $ 5,460   $ 5,377   $ 5,509
Service Charges on
  Deposit Accounts                2,800     2,779     2,863     2,777     2,744
Loan Servicing Fees               1,412     1,546     1,293       896       955
Residential Real Estate Loan
  Origination Fees                  493       320       512       188        80
Retail Investment Income            656       554       514       548       450
Other                             2,607     2,510     3,082     2,865     3,004
                                  -----     -----     -----     -----     -----
Non-interest income
  excluding securities gains     14,128    13,606    13,724    12,651    12,742
Investment Security Gains, Net      340       104        92       102        21
                                 ------    ------    ------    ------    ------
Total                           $14,468   $13,710   $13,816   $12,753   $12,763
- -------------------------------------------------------------------------------

Net investment security gains recognized in the first quarter of 1996 were $340,000 following net security gains of $104,000 in the fourth quarter of 1995.

Residential real estate loan origination fees in the first quarter increased 516% from the first quarter of 1995. The increase reflects the acquisition of GN Mortgage in July of 1995, and increased loan origination volume.

Retail investment income increased $206,000 or 45.8% during the first quarter of 1996 compared to the same period in 1995. The addition of new offices and staff helped account for this large increase.


Other noninterest income declined $397,000 in the first quarter of 1996 compared with the same period in 1995, but decreased $97,000 from the fourth quarter of 1995. This increase is primarily a result of increased underwriting fees.

NONINTEREST EXPENSE

Total noninterest expense increased $1.3 million, or 4.1% in the first quarter of 1996 when compared to the first quarter of 1995. Categories showing the largest increases were salaries and employee benefits ($1,706,000), other miscellaneous expense ($923,000) and equipment rentals, depreciation and maintenance ($146,000). Offsetting these increases were significantly lower FDIC insurance premiums ($1,522,000).

Salaries and employee benefits were up 10.7% or $1.7 million over the first quarter of 1995. This increase reflects merit increases and the impact of 1995 additions to staff relating to new business, affiliate services support, and newly acquired subsidiaries.

                             Noninterest Expense
                               Quarterly Trends
                               ($ in Thousands)
- -------------------------------------------------------------------------------
                               1st Qtr.  4th Qtr.  3rd Qtr.  2nd Qtr.  1st Qtr.
                                 1996      1995      1995      1995      1995
- -------------------------------------------------------------------------------
Salaries and Employee Benefits  $17,724   $16,566   $16,655   $15,781   $16,018
Net Occupancy Expense             2,568     2,384     2,508     2,472     2,555
Equipment Rentals,
  Depreciation and
  Maintenance                     1,760     1,571     1,571     1,544     1,614
Data Processing Expense           1,957     1,805     1,984     1,871     1,865
Stationery and Supplies             774       789       713       756       805
Business Development and
  Advertising                       844       773       692       784       891
FDIC Expense                         11       315        46     1,539     1,533
Other                             6,520     6,644     6,606     5,832     5,597
                                  -----     -----     -----     -----     -----
Total                           $32,158   $30,847   $30,775   $30,579   $30,878
- -------------------------------------------------------------------------------

Equipment rentals, depreciation and maintenance increased from the first quarter of 1995 by $146,000, or 9.0%. The increase is attributable to higher depreciation and maintenance costs associated with the equipment purchased as part of technology and customer service enhancements currently in progress.

Other noninterest expense increased $923,000 in the first quarter of 1996 when compared to the first quarter of 1995. The increase is primarily attributable to increased mortgage servicing rights amortization of $432,000, lower gain on sale of ORE by $309,000, increased consulting and professional fees relating to the technology and customer service enhancement projects, and expenses from acquisitions included in the first quarter of 1996 but not in the first quarter of 1995.


The significant decrease in FDIC expense from the first quarter of 1995 reflects the reduced FDIC premium ($500 per bank, except for SAIF deposits) compared to $.23 per $100 of deposits.

The efficiency ratio improved to 60.44% for the first quarter of 1996 compared with 62.37% for the same period last year. The ratio increased during the first quarter of 1996 compared with 58.82% for the fourth quarter of 1995. The change from the fourth quarter of 1995 was due to noninterest expense growth of 4.3%, while net tax-equivalent revenue grew by only 1.5%.

                               Expense Control
                               Quarterly Trends
- -------------------------------------------------------------------------------
                               1st Qtr.  4th Qtr.  3rd Qtr.  2nd Qtr.  1st Qtr.
                                 1996      1995      1995      1995      1995
- -------------------------------------------------------------------------------
Efficiency Ratio - Quarter       60.44%    58.82%    59.53%    61.68%    62.37%
Efficiency Ratio - Year          60.44%    60.56%    61.17%    62.03%    62.37%
Expense Ratio - Quarter           2.11%     2.07%     2,09%     2.26%     2.32%
Expense Ratio - Year              2.11%     2,18%     2.22%     2.29%     2.32%
- -------------------------------------------------------------------------------

The expense ratio improved to 2.11% for the first quarter of 1996 compared to 2.32% at the first quarter 1995. However, the first quarter of 1996 was up from the expense ratio of 2.07% in the fourth quarter of 1995. The increase in the expense ratio since the fourth quarter was attributable to noninterest expenses growing (4.3%) slightly faster than average earning assets (3.4%) in the first quarter of 1996.

INCOME TAXES

Income tax expense increased 14.7% over the first quarter of 1995, essentially parallelling the increase of 14.1% in income before taxes. The effective tax rate remained fairly consistent with previous quarters at approximately 36%.

                             Income Tax Expense
                              Quarterly Trends
                              ($ in Thousands)
- -------------------------------------------------------------------------------
                               1st Qtr.  4th Qtr.  3rd Qtr.  2nd Qtr.  1st Qtr.
                                 1996      1995      1995      1995      1995
- -------------------------------------------------------------------------------
Income Before Taxes             $19,112   $19,936   $19,302   $17,381   $16,754
                                 ======    ======    ======    ======    ======
State Tax Expense               $ 1,139   $ 1,285   $ 1,164   $ 1,007   $   995
Federal Tax Expense               5,728     6,121     5,930     5,229     4,990
                                  -----     -----     -----     -----     -----
Total Income Tax Expense          6,867     7,406     7,094     6,236     5,985
Effective Tax Rate                 35.9%     37.1%     36.8%     35.9%    35.7%
- -------------------------------------------------------------------------------




BALANCE SHEET

Consolidated assets totaled $3.72 billion as of March 31, 1996, up 10.9% from one year ago. Loans, net of unearned income, were $2.7 billion as of March 31, 1996, up 13.6% from the $2.4 billion of a year earlier. Total deposits at March 31, 1996, were $3.0 billion, an increase of 11.9% from one year ago.

Total assets at March 31, 1996, increased by $22.4 million from December 31, 1995. Loans increased $91.7 million while cash and due from banks and funds sold decreased $53.6 million and $38.1 million, respectively.

Total period-end deposits increased by $13.0 million during the first quarter of 1996. The change was comprised of a $83.5 million increase in interest-bearing deposits and an $70.5 million decrease in noninterest-bearing deposits.

Average loan growth of $118 million, average investment growth of $20 million, $14 million lower average net free funds and lower average savings balances of $14 million were funded during the first quarter of 1996 by increased average NOW balances ($17 million), increased average MMA balances ($23 million), increased average time deposits ($69 million), increased average short-term and long-term borrowings ($31 million) and lower funds sold of $26 million.

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

Deposit growth is the primary source of liquidity at the banking subsidiaries. Interest-bearing deposits increased $83 million, while non-interest bearing deposits fell $70 million from the seasonally high year-end balance.

As of March 31, 1996, the securities portfolio contained $345.8 million at amortized cost of U.S. Treasury and federal agency securities available for sale, representing 46.4 % of the total securities portfolio. These government securities are highly marketable and had a market value equal to 100.1% of amortized cost at quarter end.

Money market investments, consisting of federal funds sold, securities purchased under agreements to resell, and interest-bearing deposits in other financial institutions, averaged $21.0 million in the first quarter of 1996 compared to $32.4 million during the same period in 1995. Being short-term and liquid by nature, money market investments generally provide a lower yield than other earning assets. The Corporation has a strategy of maintaining a sufficient level of liquidity to accommodate fluctuations in funding sources and will periodically take advantage of specific opportunities to temporarily invest excess funds at narrower than normal rate spreads while still generating additional net interest income. At March 31, 1996, the Corporation had $5.6 million outstanding in short-term money market investments, serving as an essential source of liquidity. The amount at quarter end represents .2% of total assets compared to 1.2% at December 31, 1995.

Short-term borrowings totaled $338.8 million at March 31, 1996, compared with $346.8 million at the end of 1995. Within the classification of short-term borrowings are federal funds purchased and securities sold under agreements to repurchase. Federal funds are purchased from a sizeable network of correspondent banks while securities sold under agreements to repurchase are obtained from a base of individual, business and public entity customers.

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

Liquidity is also necessary at the parent company level. The parent company's primary sources of funds are dividends and service fees from subsidiaries, borrowings and proceeds from the issuance of equity. The parent company manages its liquidity position to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries and satisfy other operating requirements. Dividends received from subsidiaries totaled $12.2 million in the first quarter of 1996 and will continue to be the parent's main source of long-term liquidity.

At March 31, 1996, the parent company had $105 million of established lines of credit with non-affiliated banks, of which $69 million was in use. The parent company also has access to funds from the issuance of the Corporation's commercial paper, although such funds are also downstreamed to the nonbank subsidiaries. Commercial paper outstanding at March 31, 1996, totaled $2.5 million.

The parent company's long-term debt to equity ratio at March 31, 1996, was 0.9%, the same as the level at December 31, 1995.

Management believes that, in the current economic environment, the corpo-ration's subsidiary and parent company liquidity positions are adequate. There are no known trends nor any known demands, commitments, events or uncertainties that will result or are reasonably likely to result in a material increase or decrease in the Corporation's liquidity.

CAPITAL

Stockholders' equity at March 31, 1996, increased 4.4% to $339.8 million or $20.15 per share compared with $325.6 million, or $19.71 per share at December 31, 1995. Equity to assets at March 31, 1996, remains strong at 9.13%, with the Tier 1 leverage ratio climbing to 8.42%. The increase in equity of $14.2 million since December 31, 1995, is attributable to $7.6 million from the Lodi acquisition, $7.8 million of retained earnings, $201,000 from the exercise of stock options reduced by $1.4 million for the change in the equity portion of the SFAS 115 adjustment.

                                   Capital
                              Quarterly Trends
                              ($ in Thousands)
- -------------------------------------------------------------------------------
                               1st Qtr.  4th Qtr.  3rd Qtr.  2nd Qtr.  1st Qtr.
                                 1996      1995      1995      1995      1995
- -------------------------------------------------------------------------------
Stockholders' Equity           $339,817  $325,596  $315,063  $308,124  $295,965
Average Equity to
  Average Assets                  9.10%     9.01%     8.86%     8.87%     8.61%
Equity to Assets - Period End     9.13%     8.81%     8.90%     8.84%     8.82%
Tier 1 Capital to Risk
  Weighted Assets - Period End   10.82%    10.76%    10.76%    10.68%    10.81%
Total Capital to Risk
  Weighted Assets - Period End   12.08%    12.02%    12.01%    11.94%    12.08%
Tier 1 Leverage
  Ratio - Period End              8.42%     8.26%     8.16%     8.21%     8.19%
Market Value Per Share
  - Period End                $   37.75  $  40.94  $  36.75  $  30.38  $  28.90
Book Value Per Share -
  Period End                  $   20.15  $  19.71  $  19.09  $  18.66  $  17.94
Market Value Per Share
  to Book Value Per Share        187.3%    207.7%    192.5%    162.8%    161.1%
Dividends Per Share -
  This Quarter                $     .27  $    .27  $    .27  $    .22  $    .22
Dividends Per Share -
  Year to Date                $     .27  $    .97  $    .70  $    .43  $    .22
Earnings Per Share -
  This Quarter                $     .73  $    .76  $    .74  $    .68  $    .65
Earnings Per Share -
  Year to Date                $     .73  $   2.83  $   2.07  $   1.33  $    .65
Dividend Payout Ratio
  - This Quarter                 36.99%    35.53%    36.49%    32.35%    33.85%
Dividend Payout Ratio
  - Year to Date                 36.99%    34.28%    33.82%    32.33%    33.85%
- -------------------------------------------------------------------------------

Cash dividends during the first quarter were $.27 per share, up 18.5% from one year ago. The year-to-date dividend payout ratio represents 37.0% of 1996 earnings per share.

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

As of March 31, 1996, the Corporation's tier 1 risk-based capital ratio, total risk-based capital (tier 1 and tier 2) ratio and tier 1 leverage ratio were well in excess of regulatory minimums. Management of the Corporation expects to continue to exceed the minimum standards in the future.


Similar capital guidelines are also required of the individual banking subsidiaries of the Corporation. As of March 31, 1996, each banking subsidiary exceeded the minimum ratios for tier 1 capital, total capital and the tier 1 leverage ratio.

Management actively reviews capital strategies for the Corporation and each of its subsidiaries to ensure that capital levels are appropriate based on the perceived business risks, future growth opportunities, industry standards and regulatory requirements.

RECENT DEVELOPMENTS

On April 5, 1996, the Corporation completed its merger with Greater Columbia Bancshares, Inc. Greater Columbia is a Wisconsin bank holding company with $211 million in assets, including its commercial bank subsidiary, First National Bank of Portage (Wisconsin).

In 1995, the Corporation announced a merger agreement with F&M Bankshares of Reedsburg, Inc. and its $140 million asset subsidiary, Farmers & Merchants Bank. The transaction is expected to be completed in the second quarter of 1996.

On March 20, 1996, the Corporation announced the signing of a definitive agreement under which the Corporation would acquire Mid-America National Bancorp, and its $39 million asset subsidiary, Mid-America National Bank of Chicago, in a cash transaction. The transaction, which is contingent on approval by regulatory authorities and the shareholders of Mid-America National Bancorp, is expected to be completed in the third quarter of 1996.

On April 10, 1996, the Corporation announced the signing of a letter of intent under which the Corporation would acquire Centra Financial, Inc., and its subsidiary, Central Bank of West Allis, in a stock-for-stock merger transaction. The transaction, which is contingent on completion of a definitive agreement and approval by regulatory authorities and the shareholders of Centra Financial, Inc. is expected to be completed in the third quarter of 1996.

At the annual shareholders' meeting on April 24, 1996, the Corporation announced a $.02 per share (2 cents) increase in its regular quarterly cash dividend. The previous quarterly cash dividend was $.27 (27 cents) per share. With the increase, shareholders will receive $.29 (29 cents) per share. The dividends anticipated to be paid in 1996 represent an increase of 17.5% over those paid in 1995.

ACCOUNTING DEVELOPMENTS

In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived
Assets to be Disposed Of.   The Statement prescribes the accounting for the
impairment of long-lived assets and goodwill related to those assets. The new rules specify when assets should be reviewed for impairment, how to determine whether an asset or group of assets is impaired, how to measure an impairment loss, and what financial statement disclosures are necessary. Also prescribed is the accounting for long-lived assets and identifiable intangibles that a company plans to dispose of, other than those that are a part of a discontinued operation. Any impairment of a long-lived asset resulting from management s review is to be recognized as a component of noninterest expense. The Corporation adopted SFAS 121 on January 1, 1996. The impact of adoption did not have a material effect on the consolidated financial statements of the Corporation.

In October 1995, FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which is effective in 1996. The statement requires that a fair value-based method be used to value employee compensation plans that include stock-based awards. The statement permits a company to recognize compensation expense under SFAS 123 or continue to use the prior accounting rules which did not consider the market value of stock in certain award plans. If adoption of the statement s fair value procedures are not used in the computation of compensation expense in the income statement, the company must disclose in a footnote to the financial statements the pro forma impact of adoption. The Corporation will be adopting the disclosure method of the statement.







































                             ASSOCIATED BANC-CORP
                          PART II - OTHER INFORMATION


                                                                       Page No.

ITEM 6:  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         (11) Statements re Computation of Per Share Earnings

(b)      Reports on Form 8-K:

         There were no reports on Form 8-K filed for the three months ended March 31, 1996.







































                             ASSOCIATED BANC-CORP
                                 EXHIBIT (11)
                Statement Re Computation of Per Share Earnings


                                             March 31, 1996      March 31, 1995

As Reported:

Net income                                    $12,244,650         $10,769,482

Weighted average common shares                 16,852,065          16,500,129
  outstanding
Net income per share                           $     0.73         $      0.65


Primary:

Net income                                    $12,214,650         $10,769,482

Weighted average common shares
  outstanding                                  16,852,065          16,500,129

Common stock equivalents                          259,594             181,246

Adjusted weighted average common
  shares outstanding                           17,111,659          16,681,375

Net income per share                          $      0.72         $      0.65


Fully Diluted:

Net income                                    $12,244,650         $10,769,482
Weighted average common shares
  outstanding                                  16,852,065          16,500,129
Common stock equivalents                          266,620             184,245
Adjusted weighted average common
  shares outstanding                           17,118,685          16,684,374
Net income per share                          $      0.72         $      0.65



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

                                       ASSOCIATED BANC-CORP
                                       (Registrant)

Date:  May 14, 1996                    /s/ Harry B. Conlon
                                       ---------------------------------------
                                       Harry B. Conlon
                                       Chairman & Chief Executive Officer

Date:  May 14, 1996                    /s/ Joseph B. Selner
                                       ---------------------------------------
                                       Joseph B. Selner
                                       Principal Financial Officer



                               INDEX TO EXHIBITS

    Exhibit No.                                                      Page No.

      (11)      Computations of Earnings Per Share and Average
                Number of Common Shares Outstanding