Form 10-Q
period 1996-06-30
ASSOCIATED BANC-CORP
filed 1996-08-14
CIK 7789

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                    FORM 10-Q

(Mark One)

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---------                        EXCHANGE ACT OF 1934
                     For the quarterly period ended June 30, 1996

                                         OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---------                        EXCHANGE ACT OF 1934
            For the transition period from             to

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
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant's common stock, par value $0.01 per share, at June 30, 1996, was 17,840,795 shares.





                             ASSOCIATED BANC-CORP
                               TABLE OF CONTENTS


                                                                       Page No.

PART I.   Financial Information

          Item 1.  Financial Statements:

                   Consolidated Statements of Financial
                   Condition - June 30, 1996, and
                   December 31, 1995

                   Consolidated Statements of Income -
                   Three and Six Months Ended
                   June 30, 1996, and 1995

                   Consolidated Statements of Cash Flows -
                   Six Months Ended June 30, 1996, and 1995

                   Notes to Consolidated Financial Statements

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations

PART II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K


Signatures






















                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

                             ASSOCIATED BANC-CORP
                Consolidated Statements of Financial Condition
                                  (Unaudited)

                                                         June 30    December 31
                                                           1996        1995
                                                            (In Thousands)
ASSETS
  Cash and due from banks                              $  174,617   $  214,411
  Interest-bearing deposits in other
    financial institutions                                    656          652
  Federal funds sold and securities
    purchased under agreements to resell                   18,030       45,100
  Investment securities:
    Held to maturity (Fair value of
      approximately $375,183 and $399,697
      at June 30, 1996, and December 31, 1995,
      respectively)                                       379,006      398,233
     Available for sale-stated at fair value              396,038      397,476
  Loans, net of unearned income                         2,924,163    2,747,936
  Less:  Allowance for possible loan losses               (43,484)     (41,614)
                                                        ---------    ---------
    Loans, net                                          2,880,679    2,706,322
  Premises and equipment                                   67,565       59,300
  Other assets                                             92,265       85,475
                                                        ---------    ---------
    Total assets                                       $4,008,856   $3,906,969
                                                        =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Noninterest-bearing deposits                         $  549,597   $  619,294
  Interest-bearing deposits                             2,669,244    2,526,382
                                                        ---------    ---------
    Total deposits                                      3,218,841    3,145,676
  Short-term borrowings                                   377,467      363,449
  Accrued expenses and other liabilities                   29,814       35,209
  Long-term borrowings                                     20,929       22,341
                                                        ---------    ---------
 Total liabilities                                      3,647,051    3,566,675
  Commitments and contingent liabilities                      ---          ---
  Stockholders' equity
    Preferred stock                                           ---          ---
    Common stock (Par value $0.01 per share,
      authorized 48,000,000 shares, issued
      18,052,749 and 17,695,695 shares,
      respectively)                                           181          177






                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS CONTINUED:

                             ASSOCIATED BANC-CORP
                Consolidated Statements of Financial Condition
                                  (Unaudited)

                                                         June 30   December 31
                                                           1996        1995
                                                            (In Thousands)

    Surplus                                               164,972      158,642
    Retained earnings                                     197,481      179,153
    Net unrealized gains on securities
      available for sale                                    2,933        6,109
    Less:  Treasury stock (211,954 and 212,673
      shares at cost)                                      (3,762)      (3,787)
                                                           ------      -------
    Total stockholders' equity                            361,805      340,294
                                                        ---------    ---------
    Total liabilities and stockholders' equity         $4,008,856   $3,906,969
                                                        =========    =========




























(See accompanying notes to Consolidated Financial Statements.)


ITEM 1.  FINANCIAL STATEMENTS CONTINUED:

                             ASSOCIATED BANC-CORP
                       Consolidated Statements of Income
                                  (Unaudited)
                                                           For the Three Months
                                                               Ended June 30
                                                               1996      1995
                                                               (In Thousands)

INTEREST INCOME
  Interest and fees on loans                                $62,349    $57,168
  Interest and dividends on investment securities:
    Taxable                                                   9,522      9,705
    Tax-exempt                                                2,120      1,886
  Interest on deposits in other financial institutions           17          9
  Interest on federal funds sold and securities
    purchased under agreements to resell                        264        378
                                                              -----      -----
    Total interest income                                    74,272     69,146
                                                             ------     ------
INTEREST EXPENSE
  Interest on deposits                                       28,316     26,449
  Interest on short-term borrowings                           5,027      4,643
  Interest on long-term borrowings                              385        187
                                                             ------     ------
    Total interest expense                                   33,728     31,279
                                                             ------     ------
NET INTEREST INCOME                                          40,544     37,867
  Provision for possible loan losses                            872        780
                                                             ------     ------
  Net interest income after provision for
    possible loan losses                                     39,672     37,087
                                                             ------     ------
NONINTEREST INCOME
  Trust service fees                                          6,198      5,377
  Service charges on deposit accounts                         2,980      2,942
  Investment securities gains, net                               36        113
  Mortgage banking activity                                   3,117      1,536
  Retail investment income                                      765        554
  Other                                                       2,480      2,785
                                                             ------     ------
    Total noninterest income                                 15,576     13,307
                                                             ------     ------
NONINTEREST EXPENSE
  Salaries and employee benefits                             18,347     16,585
  Net occupancy expense                                       2,812      2,609
  Equipment rentals, depreciation and maintenance             1,795      1,612






ITEM 1.  FINANCIAL STATEMENTS CONTINUED:

                             ASSOCIATED BANC-CORP
                       Consolidated Statements of Income
                                  (Unaudited)

                                                           For the Three Months
                                                               Ended June 30
                                                               1996      1995
                                                               (In Thousands)

  Data processing expense                                     1,968      1,966
  Stationery and supplies                                       850        779
  Business development and advertising                          861        812
  FDIC expense                                                   23      1,635
  Other                                                       7,336      6,272
                                                             ------     ------
    Total noninterest expense                                33,992     32,270
                                                             ------     ------
Income before income taxes                                   21,256     18,124
Income tax expense                                            7,556      6,409
                                                             ------     ------
NET INCOME                                                  $13,700    $11,715
                                                             ======     ======

Per share
  Net income                                                $   .77    $   .67
  Dividends                                                 $   .29    $   .22
Weighted average shares outstanding                          17,835     17,477




















(See accompanying notes to Consolidated Financial Statements.)





ITEM 1.  FINANCIAL STATEMENTS CONTINUED:

                             ASSOCIATED BANC-CORP
                       Consolidated Statements of Income
                                  (Unaudited)
                                                             For the Six Months
                                                               Ended June 30
                                                               1996      1995
                                                               (In Thousands)

INTEREST INCOME
  Interest and fees on loans                                $123,520   $111,208
  Interest and dividends on investment securities:
    Taxable                                                   19,088     19,441
    Tax-exempt                                                 4,266      3,752
  Interest on deposits in other financial
    institutions                                                  25         16
  Interest on federal funds sold and securities
    purchased under agreements to resell                         576        841
                                                             -------    -------
    Total interest income                                    147,475    135,258
                                                             -------    -------
INTEREST EXPENSE
    Interest on deposits                                      56,824     49,758
    Interest on short-term borrowings                          9,510      9,643
    Interest on long-term borrowings                             765        343
                                                              ------     ------
    Total interest expense                                    67,099     59,744
                                                              ------     ------
NET INTEREST INCOME                                           80,376     75,514
  Provision for possible loan losses                           2,044      1,726
                                                              ------     ------
  Net interest income after provision for
    possible loan losses                                      78,332     73,788
                                                              ------     ------
NONINTEREST INCOME
  Trust service fees                                          12,358     10,886
  Service charges on deposit accounts                          5,932      5,852
  Investment securities gains, net                               376        134
  Mortgage banking activity                                    6,890      2,760
  Retail investment income                                     1,397      1,012
  Other                                                        4,884      5,805
                                                              ------     ------
  Total noninterest income                                    31,837     26,449
                                                              ------     ------
NONINTEREST EXPENSE
  Salaries and employee benefits                              36,708     33,362
  Net occupancy expense                                        5,535      5,314
  Equipment rentals, depreciation and maintenance              3,654      3,308
  Data processing expense                                      4,025      3,909




ITEM 1.  FINANCIAL STATEMENTS CONTINUED:

                             ASSOCIATED BANC-CORP
                       Consolidated Statements of Income
                                  (Unaudited)

                                                             For the Six Months
                                                               Ended June 30
                                                               1996      1995
                                                               (In Thousands)

  Stationery and supplies                                       1,660     1,626
  Business development and advertising                          1,735     1,744
  FDIC expense                                                     35     3,264
  Other                                                        15,407    12,211
                                                               ------    ------
    Total noninterest expense                                  68,759    64,738
                                                               ------    ------
Income before income taxes                                     41,410    35,499
Income tax expense                                             14,749    12,512
                                                               ------    ------
NET INCOME                                                   $ 26,661  $ 22,987
                                                               ======    ======
Per share
  Net income                                                     1.50      1.32
  Dividends                                                       .56       .43
Weighted average shares outstanding                            17,828    17,471





















(See accompanying notes to Consolidated Financial Statements.)





ITEM 1.  FINANCIAL STATEMENTS CONTINUED:

                             ASSOCIATED BANC-CORP
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                                            Six Months Ended
                                                                 June 30
                                                             1996     1995
                                                             (In Thousands)

OPERATING ACTIVITIES
  Net income                                               $ 26,661   $ 22,987
  Adjustments to reconcile net income to net
    cash used by operating activities:
    Provision for possible loan losses                        2,044      1,726
    Depreciation and amortization                             3,994      3,668
    Amortization of mortgage servicing rights                 1,109        266
    Amortization of goodwill                                  1,522      1,226
    Net amortization and accretion of premiums and
      discounts                                                 217        721
    Gain on sales of investment securities, net                (376)      (134)
    Increase in interest receivable and other assets         (2,803)    (2,238)
    Decrease in interest payable and other
      liabilities                                            (5,676)      (825)
    Amortization of loan fees and costs                        (764)      (801)
    Purchases of trading account securities                      (5)       (69)
    Proceeds from sales of trading account securities            24         80
    Net increase (decrease) in mortgage loans acquired
      for resale                                             10,638    (16,842)
    Gain on sales of mortgage loans held for resale, net      (1,470)
(171)
    Others, net                                                (174)      (415)
                                                            -------      -----
Net cash provided operating activities                     $ 34,941   $  9,179
                                                             ------      -----
INVESTING ACTIVITIES
  Net decrease in federal funds sold and securities
    purchased under agreements to resell                   $ 30,196   $ 32,453
  Net increase in interest-bearing deposits in other
    financial institutions                                       (4)      (300)
  Purchases of held to maturity securities                  (80,434)   (59,553)
  Purchases of available for sale securities                (83,326)   (44,725)
  Proceeds from sales of available for sale
    securities                                                2,723         84
  Maturities of held to maturity securities                  88,920     61,342
  Maturities of available for sale securities               101,603     63,577
  Net increase in loans                                    (138,347)  (135,164)
  Proceeds from sales of other real estate                      717      1,050
  Purchases of premises and equipment, net of disposals     (10,612)    (2,614)
  Capitalized mortgage servicing rights                      (3,624)      (593)
  Net cash from acquisition                                   2,943        ---
                                                             ------     ------
Net cash used by investment activities                     $(89,245)  $(84,443)
                                                             ------     ------

ITEM 1.  FINANCIAL STATEMENTS CONTINUED:

                             ASSOCIATED BANC-CORP
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                            Six Months Ended
                                                                 June 30
                                                             1996     1995
                                                             (In Thousands)

FINANCING ACTIVITIES
  Net increase in deposits                                 $ 11,968   $ 55,735
  Net increase (decrease) in short-term borrowings            9,624     (9,229)
  Repayment of long-term borrowings                             ---       (536)
  Cash dividends                                             (9,922)    (7,439)
  Proceeds from issuance of long-term borrowings              2,500        ---
  Proceeds from exercise of stock options                       340        722
  Purchase of treasury stock                                    ---       (875)
                                                             ------     ------
Net cash used by financing activities                      $ 14,510   $ 38,378
                                                             ------     ------
Net decrease in cash and cash equivalents                  $(39,794)  $(36,886)
Cash and cash equivalents beginning of period               214,411    210,497
                                                            -------    -------
Cash and cash equivalents at end of period                 $174,617   $173,611
                                                            =======    =======

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                               $ 68,055   $ 56,237
    Income taxes                                             17,670     15,602
Supplemental schedule of noncash investing activities:
     Loans transferred to other real estate                $    880   $    408
     Loans made in connection with the disposition of
       other real estate                                         39        167















(See accompanying notes to Consolidated Financial Statements.)


ITEM 1.  FINANCIAL STATEMENTS CONTINUED:


                             ASSOCIATED BANC-CORP
                  Notes to Consolidated Financial Statements

NOTE 1: In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly Associated Banc-Corp s ( Corporation ) financial position, results of its operations and cash flows for the periods presented. All adjustments necessary to the fair presentation of the financial statements are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

NOTE 2: The consolidated financial statements include the accounts of all subsidiaries. All material intercompany transactions and balances are eliminated. The Corporation has not changed its accounting and reporting policies from those stated in the Corporation s 1995 Form 10-K Annual Report.

NOTE 3:  Business Combinations

The following table summarizes completed transactions during 1995 and 1996 (through June 30):

                                             Consideration Paid
                                            --------------------
                                              Cash     Shares of     Total
                     Date      Method of      (In       Common     Assets (In    Intangibles
Name of Acquired   Acquired    Accounting   Millions)    Stock     Millions)    (In Millions)
- ----------------------------------------------------------------------------------------------
Great Northern       7/95      Purchase      $1.2         ---         (A)           $1.5
  Mortgage Company
Rolling Meadows,
  Illinois

GN Bancorp, Inc.     8/95      Pooling of     ---       747,626       130            ---
  Chicago,                     interests
  Illinois (B)

SBL Capital Bank     3/96      Pooling of     ---       332,957        68            ---
  Shares, Inc. (C)             interests

Greater Columbia     4/96      Pooling of     ---       967,634       211            ---
  Bancshares,                  interests
  Inc. (B)

(A) The Corporation acquired approximately $535 million in mortgage servicing as part of this acquisition. The consolidated financial statements include the results of operations since the date of acquisition.

(B) The transaction was accounted for as a pooling of interests. All consolidated financial information has been restated as if the transaction had been effected as of the beginning of the earliest period presented.

(C) The transaction, accounted for using the pooling-of-interests method, was not material to prior years' reported operating results and, accordingly, previously reported results were not restated.

On July 19, 1996, the Corporation completed its merger with F&M Bankshares of Reedsburg, Inc. The transaction was accounted for as a pooling of interests with the issuance of 534,990 shares of the Corporation s common stock.

On July 31, 1996, the Corporation completed its merger with Mid-America National Bancorp. The transaction was accounted for as a purchase in a cash transaction of $6.7 million.

NOTE 4:  Investment Securities

The amortized cost and fair values of investment securities held to maturity and securities available for sale for the periods indicated were as follows:

                    Investment Securities Held to Maturity
- -------------------------------------------------------------------------------
                  (In thousands)                             June 30, 1996
- -------------------------------------------------------------------------------
                                                    Amortized Cost   Fair Value
- -------------------------------------------------------------------------------
U.S treasury and federal agency securities            $ 157,840      $ 155,852
Obligations of states and political subdivisions        165,458        163,633
Other securities                                         55,708         55,698
- -------------------------------------------------------------------------------
Total                                                 $ 379,006      $ 375,183
===============================================================================
                 (In thousands)                           December 31, 1995
- -------------------------------------------------------------------------------
                                                    Amortized Cost   Fair Value
- -------------------------------------------------------------------------------
U.S. treasury and federal agency securities           $ 172,548      $ 172,484
Obligations of states and political subdivisions        169,923        170,614
Other securities                                         55,762         56,599
- -------------------------------------------------------------------------------
Total                                                 $ 398,233      $ 399,697
===============================================================================



















                   Investment Securities Available for Sale
- -------------------------------------------------------------------------------
                 (In thousands)                             June 30, 1996
- -------------------------------------------------------------------------------
                                                    Amortized Cost   Fair Value
- -------------------------------------------------------------------------------
U.S. treasury and federal agency securities           $ 368,488      $ 365,764
Other securities                                         22,952         30,274
- -------------------------------------------------------------------------------
Total                                                 $ 391,440      $ 396,038
==============================================================================
                 (In thousands)                           December 31, 1995
- -------------------------------------------------------------------------------
                                                    Amortized Cost   Fair Value
- -------------------------------------------------------------------------------
U.S. treasury and federal agency securities           $ 368,217      $ 371,414
Other securities                                         19,507         26,062
- -------------------------------------------------------------------------------
Total                                                 $ 387,724      $ 397,476
===============================================================================

NOTE 5:  Allowance for Possible Loan Losses

A summary of the changes in the allowance for possible loan losses for the periods indicated is as follows:

- -------------------------------------------------------------------------------
                                                      For the Six  For the Year
                                                      Months Ended     Ended
                                                        June 30,   December 31,
                                                          1996          1995
                                                            (In Thousands)

Balance at beginning of period                          $41,614      $39,380
Balance related to acquisition                              822          ---
Provisions charged to operating expense                  (2,044)       4,291
Loan losses net of recoveries                               996       (2,057)
                                                         ------       ------
Balance at end of period                                $43,484      $41,614
                                                         ======       ======
- -------------------------------------------------------------------------------

NOTE 6:  Mortgage Servicing Rights

Effective January 1, 1996, the Corporation adopted Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65 . Accordingly, the Corporation recognizes as separate assets (capitalized) the rights to service mortgage loans for others whether the servicing rights are acquired through purchases or loan origination. The fair value of capitalized mortgage servicing rights is based upon the present value of estimated expected future cash flows. Based upon current fair values, capitalized mortgage servicing rights are assessed periodically for impairment, which is recognized in the statement of income during the period in which impairment occurs by establishing a corresponding valuation allowance. For purposes of performing its impairment evaluation, the Corporation stratifies its portfolio of capitalized mortgage servicing rights on the basis of certain risk characteristics.

Changes in capitalized mortgage servicing rights for the six months ended June 30, 1996, were:

     Balance at 12/31/95                                    $7,239,053
       Capitalized mortgage servicing rights                 3,623,984
       Amortization                                         (1,109,100)
       Sales of servicing rights                                   ---
       Allowance for impairment                                 (1,157)
                                                             ---------
     Balance at 6/30/96                                     $9,752,780
                                                             =========

NOTE 7:  Per Share Computations

Per share computations are computed based on the weighted average number of common shares outstanding for the three and six months ended June 30, 1996, and 1995.

ITEM 2. Management s Discussion and Analysis of Financial Condition and the Results of Operations

The purpose of this discussion is to focus on information about the Corporation s financial condition and results of operations that are not otherwise apparent from the consolidated financial statements included in this report. Reference should be made to those statements presented elsewhere in this report for an understanding of the following discussion and analysis.

EARNINGS

The acquisition of Greater Columbia Bancshares, Inc. (primary subsidiary was The First National Bank of Portage, now known as Associated Bank Portage) was completed on April 5, 1996. This acquisition was accounted for using the pooling-of-interests method. Therefore, all consolidated financial information has been restated as if the transaction had been effected as of the beginning of the earliest reporting period.

On March 1, 1996, SBL Capital Bankshares was acquired (primary subsidiary was The State Bank of Lodi, now known as Associated Bank Lodi). This acquisition was accounted for using the pooling-of-interests method. This transaction was not material to prior years' reported operating results and, accordingly, previously reported results were not restated. The operating results of Associated Banc-Corp include Associated Bank Lodi since January 1, 1996.

In August 1995, the Corporation acquired GN Bancorp, parent company of the $130 million Gladstone-Norwood Trust & Savings Bank in northwest Chicago. The GN Bancorp acquisition was accounted for as a pooling of interests. All consolidated financial information has been restated as if the transaction had been effected as of the beginning of the earliest period presented.

In July 1995, Great Northern Mortgage was acquired. This transaction was accounted for as a purchase. Thus, the first six months of 1995 do not include the results of this acquisition.

Net income for the second quarter of 1996 increased to $13.7 million, up 16.9% over 1995 second quarter net income of $11.7 million. Earnings per share increased to $.77 for the second quarter of 1996, an increase of 14.9% over earnings per share of $.67 in the second quarter of 1995.

Net income for the first six months of 1996 increased to $26.7 million, up 16.0% over the first six months of 1995 net income of $23.0 million. Earnings per share for the first six months of 1996 increased to $1.50, up 13.6% over the first six months of 1995 earnings per share of $1.32.

                                  Net Income
                               Quarterly Trends
                               ($ in Thousands)
- -------------------------------------------------------------------------------
                               2nd Qtr.  1st Qtr.  4th Qtr.  3rd Qtr.  2nd Qtr.
                                 1996      1996      1995      1995      1995
- -------------------------------------------------------------------------------
Net Income                     $13,700    $12,961   $12,221   $12,820   $11,715

E.P.S.                            0.77      0.73      0.70      0.73      0.67

Return on Average
  Equity - Quarter              15.42%    14.88%    14.43%    15.68%    14.91%

Return on Average
  Equity - Year to Date         15.15%    14.88%    15.03%    15.25%    15.03%

Return on Average
  Assets - Quarter               1.39%     1.34%     1.28%     1.37%     1.30%

Return on Average
  Assets -  Year to Date         1.37%     1.34%     1.31%     1.32%     1.29%
- -------------------------------------------------------------------------------

Return on average assets (ROA) for the second quarter of 1996 was 1.39%, up from 1.30% during the same period last year. The 9 basis point increase in ROA was achieved as net income grew 16.9%, outpacing average asset growth of 9.8%, as compared to the second quarter last year. ROA for the first six months of 1996 improved to 1.37% compared to 1.29% for the first six months of 1995. ROA also improved when comparing the second quarter of 1996 (ROA of 1.39%) to the first quarter of 1996 (1.34%), as net income increased by 5.7% while average assets increased 1.7%.

Return on average equity (ROE) for the second quarter of 1996 was 15.42%, up from the 14.91% reported during the same period last year. ROE for the first six months of 1996 improved slightly to 15.15%, up from 15.03% in the same period last year. ROE also improved when comparing the second quarter of 1996 (ROE of 15.42%) to the first quarter of 1996 (14.88%).



NET INTEREST INCOME

Second Quarter 1996 compared to First Quarter 1996:

Taxable equivalent net interest income in the second quarter of 1996 was $41.9 million, an increase of $771,000 over the first quarter net interest income of $41.1 million. The increase in net interest income was attributable to larger volumes of earning assets. The net change (change in interest income from incremental volumes of earning assets less the change in interest expense from incremental volumes of interest-bearing liabilities) contributed $805,000 of net interest income in the second quarter of 1996 compared to the first quarter of 1996. This positive volume variance was slightly reduced by a negative rate variance (change in interest income from incremental yields on earning assets less the change in interest expense from incremental rates on interest-bearing liabilities) of $32,000.

The net interest margin for the second quarter of 1996 was 4.56% compared with 4.55% in the first quarter of 1996.

The slight increase in the net interest margin for the second quarter of 1996 compared to the first quarter of 1996 is primarily attributable to a larger decrease in the funding cost when compared to the earning asset yield decrease. The interest rate spread (difference between yield on earning assets and rate on interest-bearing liabilities) increased slightly by 1 basis point from the first quarter to 3.76%. The yield on earning assets declined 2 basis points while the rate on interest-bearing liabilities decreased by 3 basis points in the second quarter.

Average earning assets increased $64 million in the second quarter. Earning asset growth continues to be concentrated in loans as the average loans to average deposits ratio climbed to 91.37% in the second quarter of 1996, up from 89.53% in the first quarter of 1996. Average loans grew $87 million, or 12.4% on an annualized basis, in the second quarter.

The second quarter growth in average loans of $87 million was funded by increased time deposits (personal CDs and brokered CDs) of $28 million, increased short-term borrowings (funds purchased, repurchase agreements and FHLB borrowings) of $32 million, lower investments and short-term investments of $23 million, increased net free funds of $14 million offset by lower balances of Savings, NOW and MMA of $10 million.

Second Quarter 1996 compared to Second Quarter 1995:

Taxable equivalent net interest income in the second quarter of 1996 was $41.9 million, a significant increase of $2.9 million over the second quarter 1995 net interest income of $39.0 million. Excluding Lodi (net interest income in the second quarter of 1996 of $696,000), net interest income would have increased by $2.2 million when compared to the second quarter of 1995.

The increase in net interest income was attributable to larger volumes of earning assets, with the net change (change in interest income from incremental volumes of earning assets less the change in interest expense from incremental volumes of interest-bearing liabilities) contributing $3.508 million of net interest income in the second quarter of 1996 compared to the second quarter of 1995. This positive volume variance was slightly reduced by a negative rate variance (change in interest income from incremental yields on earning assets less the change in interest expense from incremental rates on interest-bearing liabilities) of $596,000. This indicates that while the balance sheet has exhibited strong growth, the spreads booked in the second quarter of 1996 are tighter than they were in the second quarter of 1995.

The net interest margin for the second quarter of 1996 was 4.56% compared with 4.63% in the second quarter of 1995.

The interest rate spread (difference between yield on earning assets and rate on interest-bearing liabilities) decreased 5 basis points to 3.76% from the second quarter of 1995 at 3.81%. The yield on earning assets decreased by 12 basis points while the rate on interest-bearing liabilities decreased by 7 basis points compared to the second quarter of 1995. The contribution from net free funds decreased by 2 basis points from the second quarter of 1995. Combined, these factors lowered net interest margin by 7 basis points.

Average earning assets increased $319 million in the second quarter of 1996 over the second quarter of 1995. Earning asset growth was concentrated in loans as the average loans to average deposits ratio climbed to 91.37% in the second quarter of 1996, up from 87.79% in the second quarter of 1995. Average loans grew $324 million, or 12.6% in the second quarter of 1996 compared to the second quarter of 1995.

The growth in average loans since the second quarter of 1995 of $324 million was funded by increased time deposits (personal CDs and brokered CDs) of $134 million, increased Savings/NOW/MMA balances of $67 million, increased wholesale borrowings (funds purchased, repurchase agreements and FHLB borrowings and long-term borrowings) of $70 million, lower investments and short-term investments of $5 million, and increased net free funds of $47 million.

YTD Second Quarter 1996 compared to YTD Second Quarter 1995:

Taxable equivalent net interest income in the first six months of 1996 was $82.9 million, a significant increase of $5.2 million over the first six months of 1995 net interest income of $77.7 million. Excluding Lodi (net interest income for the first six months of 1996 of $1.4 million), net interest income would have increased by $3.8 million when compared to the first six months of 1995.

The increase in net interest income was attributable to larger volumes of earning assets. The net change (change in interest income from incremental volumes of earning assets less the change in interest expense from incremental volumes of interest-bearing liabilities) contributed an additional $6.6 million of net interest income in the first six months of 1996 compared to the first six months of 1995. This positive volume variance was reduced by a negative rate variance (change in interest income from incremental yields on earning assets less the change in interest expense from incremental rates on interest-bearing liabilities) of $1.4 million. This also indicates that while the balance sheet has exhibited strong growth, the spreads booked in the first half of 1996 are tighter than they were in the first half of 1995.

The net interest margin for the first six months of 1996 was 4.56% compared with 4.68% in the first six months of 1995.

The interest rate spread (difference between yield on earning assets and rate on interest-bearing liabilities) decreased 11 basis points to 3.76% from 3.87% during the first six months of 1996. The yield on earning assets decreased by 4 basis points while the rate on interest-bearing liabilities increased by 7 basis points. The contribution from net free funds also decreased, by 1 basis point. Combined, these factors decreased net interest margin by 12 basis points.

Average earning assets increased $313 million in the first six months of 1996 over the first six months of 1995. Average loans grew $321 million, in the first six months of 1996 compared to the first six months of 1995.

The growth in average loans in the first six months of 1996 of $321 million was funded by increased time deposits (personal CDs and brokered CDs) of $174 million, increased Savings/NOW/MMA balances of $60 million, increased wholesale borrowings (funds purchased, repurchase agreements and FHLB borrowings and long-term borrowings) of $43 million, lower investments and short-term investments of $7 million, and increased net free funds of $37 million.

                              Net Interest Income
                              Tax Equivalent Basis
                                ($ in Thousands)
- -------------------------------------------------------------------------------
                               2nd Qtr.  1st Qtr.  4th Qtr.  3rd Qtr.  2nd Qtr.
                                 1996      1996      1995      1995      1995
- -------------------------------------------------------------------------------
Interest Income                $74,272   $73,203   $72,746   $71,374   $69,146

Tax Equivalent Adjustment        1,307     1,248     1,092     1,164     1,074
                                ------    ------    ------    ------    ------
Tax Equivalent Interest Income  75,579    74,451    73,838    72,538    70,220

Interest Expense                33,728    33,371    32,872    32,483    31,279
                                ------    ------    ------    ------    ------
Tax Equivalent Net
  Interest Income              $41,851   $41,080   $40,966   $40,055   $38,941
- -------------------------------------------------------------------------------















                              Net Interest Margin
                               Quarterly Trends
                             (Quarterly Info Only)
- -------------------------------------------------------------------------------
                               2nd Qtr.  1st Qtr.  4th Qtr.  3rd Qtr.  2nd Qtr.
                                 1996      1996      1995      1995      1995
- -------------------------------------------------------------------------------
Yield on Earning Assets          8.23%     8.25%     8.33%     8.33%     8.35%

Cost of Interest
  Bearing Liabilities            4.47      4.50      4.56      4.55      4.54
                                 ----      ----      ----      ----      ----

Interest Rate Spread             3.76      3.75      3.77      3.78      3.81

Net Free Funds Contribution      0.80      0.80      0.85      0.82      0.82
                                 ----      ----      ----      ----      ----

Net Interest Margin              4.56      4.55      4.62      4.60      4.63
                                 ====      ====      ====      ====      ====
Average Earning Assets
  to Average Assets             93.23     93.20     93.22     93.14     93.56

Free Funds Ratio                17.80     17.73     18.69     18.04     18.09
- -------------------------------------------------------------------------------


              Earning Asset and Interest-Bearing Liability Volumes
                               Quarterly Trends
                               ($ in Thousands)
- -------------------------------------------------------------------------------
                           2nd Qtr.   1st Qtr.   4th Qtr.   3rd Qtr.   2nd Qtr.
                             1996       1996       1995       1995       1995
- -------------------------------------------------------------------------------
Average Loans            $2,889,322 $2,802,634 $2,687,593 $2,624,199 $2,565,377

Average Earning Assets    3,693,151  3,628,817  3,517,687  3,455,798  3,374,495

Average Noninterest
  Bearing Deposits          535,998    522,232    539,005    516,466    497,141

Average Interest
  Bearing Deposits        2,626,189  2,608,069  2,513,125  2,500,191  2,425,131

Average Deposits          3,162,187  3,130,301  3,052,130  3,016,657  2,922,272

Average Interest
  Bearing Liabilities     3,035,594  2,985,476  2,860,107  2,832,312  2,764,062
- -------------------------------------------------------------------------------






LOAN LOSSES

Allowance for Loan Loss

The loan loss provision for the second quarter of 1996 was $872,000, a decrease of $300,000 from the first quarter of 1996 and an increase of $92,000 over the second quarter of 1995. The provision for the first six months of 1996 was $2.0 million, compared to $1.7 million in the first six months of 1995.

As of June 30, 1996, the allowance for possible loan losses of $43.5 million represented 1.49% of total outstanding loans, down slightly from 1.51% at December 31, 1995, and down from 1.56% at June 30, 1995.

Charge-offs for the quarter ending June 30, 1996, of $1.5 million were reduced by recoveries of $555,000 creating net charge offs of $947,000. This compares to net charge-offs of $254,000 in the second quarter of 1995 and net charge-offs of $49,000 in the first quarter of 1996.

Net charge-offs to average loans of .13% (annualized) in the second quarter of 1996 compares to net charge-offs of .01% (annualized) and .04% (annualized) in the first quarter of 1996 and the second quarter of 1995. Net charge-offs to average loans for the first six months of 1996 of .07% compares to .03% for the first six months of 1995.

                      Provision for Possible Loan Losses
                                Quarterly Trends
                                ($ in Thousands)
- -------------------------------------------------------------------------------
                                2nd Qtr.  1st Qtr. 4th Qtr.  3rd Qtr.  2nd Qtr.
                                  1996      1996     1995      1995      1995
- -------------------------------------------------------------------------------
Provision - Quarter             $   872   $ 1,172  $ 1,888   $   677   $   780

Provision - Year to Date          2,044     1,172    4,291     2,403     1,726

Net Charge-offs (Recoveries)
  - Quarter                         947       49       925       740       254

Net Charge-offs (Recoveries)
  - Year to Date                    996       49     2,057     1,132       392

Allowance at Period End          43,484   43,559    41,614    40,651    40,714

Allowance at Period End Loans      1.49%    1.54%     1.51%     1.52%     1.56%

Net Charge-offs (Recoveries)
  to Average Loans
  (Annualized) - Quarter            .13%     .01%      .14%      .11%      .04%

Net Charge-offs (Recoveries)
  to Average Loans
  (Annualized) - Year to Date       .07%     .01%      .08%      .06%      .03%
- -------------------------------------------------------------------------------

NONPERFORMING LOANS

Management is committed to an aggressive nonaccrual and problem loan identification philosophy. This philosophy is embodied through the monitoring and reviewing of credit policies and procedures to ensure that all problem loans are identified quickly and the risk of loss is minimized.

Nonperforming loans are considered a leading indicator of future loan losses. Nonperforming loans are defined as nonaccrual loans, loans 90 days or more past due but still accruing and restructured loans.

Loans are normally placed in nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact on the collectibility of principal or interest on loans, it is management's practice to place such loans on nonaccrual status immediately, rather than delaying such action until the loans become 90 days past due. Previously accrued and uncollected interest on such loans is reversed and income is recorded only to the extent that interest payments are subsequently received in cash and a determination has been made that the principal balance of the loan is collectible. If collectibility of the principal is in doubt, payments received are applied to loan principal.

Loans past due 90 days or more but still accruing interest are also included in nonperforming loans. Loans past due 90 days or more but still accruing are classified as such where the underlying loans are both well-secured (the collateral value is sufficient to cover principal and accrued interest) and in the process of collection. Also included in nonperforming loans are "restructured" loans. Restructured loans involve the granting of some concession to the borrower involving the modification of terms of the loan, such as changes in payment schedule or interest rate.

Total nonperforming loans at June 30, 1996, were $19.7 million, an increase of $2.0 million from December 31, 1995. The ratio of nonperforming loans to total loans at June 30, 1996, was .67% compared to .64% at December 31, 1995, and
 .71% at June 30, 1995.


















                  Non-Performing Loans and Other Real Estate
                               ($ in Thousands)
- -------------------------------------------------------------------------------
                                  6/30/96  3/31/96  12/31/95  9/30/95  6/30/95

Non-Accrual Loans                 $14,935  $14,520   $14,677  $15,744  $16,783

Accruing Loans Past Due
  90 Days or More                   3,442    2,172     1,320    1,751      693

Restructured Loans                  1,325    1,180     1,704    1,228    1,158
                                   ------   ------    ------   ------    -----
Total Nonperforming Loans         $19,702  $17,872   $17,701  $18,723  $18,634

Nonperforming Loans as a
  Percent of Loans                    .67%     .63%      .64%     .70%     .71%

Other Real Estate Owned           $ 1,763  $ 1,083   $ 1,600  $ 1,899  $ 1,414
- -------------------------------------------------------------------------------

Impaired loans are defined as those loans where it is probable that all amounts due according to contractual terms, including principal and interest, will not be collected. The Corporation has determined that nonaccrual and restructured loans meet the definition. Impaired loans are measured at the fair value of the collateral, if the loan is collateral dependant, or alternatively at the present value of expected future cash flows. Interest income on impaired loans is recognized only at the time that cash is received, unless applied to reduce principal.

At June 30, 1996, the recorded investment in impaired loans totaled $13.7 million. Included in this amount is $11.1 million of impaired loans that do not require a related allowance for possible loan losses and $2.6 million of impaired loans for which the related allowance for possible loan losses totaled $0.9 million. The average recorded investment in impaired loans during the six months ended June 30, 1996, was approximately $13.0 million. Interest income recognized on a cash basis on impaired loans during the first six months of 1996 totaled $335,000.

The following table shows, for those loans accounted for on a nonaccrual basis and restructured loans for the six months ended June 30, 1996, the gross interest that would have been recorded if the loans had been current in accordance with their original terms and the amount of interest income that was included in net income for the period.
                                                               For the Six
                                                               Months Ended
                                                               June 30, 1996
                                                             ($ In Thousands)

         Interest income in accordance with original terms        $ 958
         Interest income recognized                                (368)
                                                                   -----
         Reduction in interest income                             $ 590
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

                            Potential Problem Loans
                                ($ in Thousands)
- -------------------------------------------------------------------------------
                                   6/30/96  3/31/96  12/31/95  9/30/95  6/30/95

Potential Problem Loans            $44,564  $43,545  $35,935   $34,589  $46,025
- -------------------------------------------------------------------------------

At June 30, 1996, potential problem loans totaled $44.6 million compared to $35.9 million at the end of 1995. The loans that have been reported as potential problem loans are not concentrated in a particular industry, but rather cover a diverse range of businesses, e.g. communications, wholesale trade, manufacturing, finance/insurance/real estate, and services. Management does not presently expect significant losses from credits in this category.

Other real estate owned totaled $1.8 million at June 30, 1996, compared with $1.4 million at June 30, 1995.

LOAN CONCENTRATIONS

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. The Corporation's loans are widely diversified by borrower, industry group and area. At June 30, 1996, no concentrations existed in the Corporation's loan portfolio in excess of 10% of total loans.

Real estate construction loans at June 30, 1996, totaled $186.2 million or only 6.4% of loans while agricultural loans were 1.1% of total loans.

As of June 30, 1996, the Corporation did not have any cross-border outstandings to borrowers in any foreign country where such outstandings exceeded 1% of total assets.

NONINTEREST INCOME

Second Quarter 1996 compared to First Quarter 1996:

Noninterest income decreased $685,000, or 4.2%, in the second quarter of 1996 when compared to the first quarter of 1996. Excluding investment security gains, noninterest income decreased $381,000, or 2.4% during the same time period. Income from mortgage banking activities decreased $656,000 in the second quarter while retail investment income and miscellaneous other income increased $133,000 and $76,000, respectively.

Mortgage banking activity includes loan servicing fees, origination fees, underwriting fees and escrow waiver fees as well as the net gain or loss on the sale of mortgage loans to the secondary market. Income from these activities decreased $656,000 in the second quarter of 1996 compared to the first quarter of 1996. Increased revenues from servicing (up $76,000) were offset by lower origination fees ($99,000), underwriting fees ($98,000), escrow waiver fees ($21,000) and gain on sale of loans ($514,000).

Retail investment income continues to increase as the new locations are opened and fully staffed. Income from this activity increased 21.0%, or $133,000 in the second quarter.

Other miscellaneous income, from a variety of sources, increased 3.2%, or $76,000 in the quarter. Investment security gains decreased $304,000 when compared to the first quarter of 1996.

Second Quarter 1996 compared to Second Quarter 1995:

Noninterest income increased $2.3 million or 17.1%, in the second quarter of 1996 when compared to the second quarter of 1995. Excluding investment security gains, noninterest income increased $2.3 million, or 17.8% during the same time period. The largest contributors to this increase were mortgage banking activity ($1.6 million), trust fees ($821,000), retail investment income ($211,000) offset by a decrease in other miscellaneous income of $305,000.

Income from mortgage banking activity increased 102.9%, or $1.6 million in the second quarter of 1996 compared to the same period last year. This large increase was attributable to increased fees from larger servicing and origination volumes, as well as the adoption of SFAS 122 on January 1, 1996. The increase in servicing and origination volumes reflect the general market conditions during the last 12 months as well as the added volumes from the acquisition of Great Northern Mortgage in July of 1995. As a result of adopting SFAS 122, previously unrecorded internally originated rights to service mortgage loans for others are now capitalized and amortized over the expected life of the loan servicing arrangement. The substantial increase in income from mortgage banking activities was from servicing fees ($552,000), origination fees ($191,000), underwriting fees ($166,000), escrow waiver fees ($44,000) and gain on sale of loans to the secondary market ($628,000). The impact of the adoption of SFAS 122 is a component of the increase from the gain on sale of loans.

Trust fees grew 15.3%. This increase is reflective of the general market conditions prevalent during the last 18 months.

Retail investment income increased by 38.1%, or $211,000, over the second quarter of 1995. The addition of new offices and staff helped account for this increase.

Other miscellaneous income decreased by $305,000, or 11.0% when compared to the second quarter of 1995.

YTD Second Quarter 1996 compared to YTD Second Quarter 1995:

Noninterest income increased $5.4 million or 20.4%, in the first six months of 1996 when compared to the same period last year. Excluding investment security gains, noninterest income increased $5.1 million, or 19.6% during the same time period. The largest contributors to this increase were mortgage banking activity ($4.1 million), trust fees ($1.5 million), retail investment income ($385,000) offset by a decrease in other miscellaneous income of $921,000.

Income from mortgage banking activity increased 149.6%, or $4.1 million in the first six months of 1996 compared to the same period last year. This large increase was attributable to increased fees from larger servicing and origination volumes, as well as the adoption of SFAS 122 on January 1, 1996. The increase in servicing and origination volumes reflect the general market conditions during the last 12 months as well as the added volumes from the acquisition of Great Northern Mortgage in July of 1995. As a result of adopting SFAS 122, previously unrecorded originated rights to service mortgage loans for others are now capitalized and amortized over the expected life of the loan servicing arrangement. The substantial increase in income from mortgage banking activities was from servicing fees ($1.1 million), origination fees ($623,000), underwriting fees ($529,000), escrow waiver fees ($129,000) and gain on sale of loans to the secondary market ($1.8 million). The impact of the adoption of SFAS 122 is a component of the increase from the gain on sale of loans.

Trust fees grew 13.5%. This increase is reflective of the general market conditions prevalent during the last 18 months.

Retail investment income increased by 38.0%, or $385,000, over the first half of 1995. The addition of new offices and staff helped account for this increase.

Other miscellaneous income decreased by $921,000, or 15.9% when compared to the first half of 1995.

























                               Noninterest Income
                                Quarterly Trends
                                ($ in Thousands)
- -------------------------------------------------------------------------------
                           2nd Qtr.   1st Qtr.   4th Qtr.   3rd Qtr.   2nd Qtr.
                             1996       1996       1995       1995       1995
- -------------------------------------------------------------------------------
Trust Servicing Fees       $ 6,198    $  6,160   $  5,897   $  5,460   $  5,377

Service Charges on Deposit
  Accounts                   2,980       2,952      2,940      3,022      2,942

Mortgage Banking Activity    3,117       3,773      2,590      2,451      1,536


Retail Investment Income       765         632        563        525        554

Other                        2,480       2,404      2,369      2,888      2,785
                             -----       -----      -----      -----      -----
Noninterest income
  excluding securities
  gains                     15,540      15,921     14,359     14,346     13,194
                             -----       -----      -----      -----      -----

Investment Security
  Gains, Net                    36         340        104         92        113
                            ------      ------     ------     ------     ------
Total                     $ 15,576    $ 16,261   $ 14,463   $ 14,438   $ 13,307
- -------------------------------------------------------------------------------

NONINTEREST EXPENSE

Second Quarter 1996 compared to First Quarter 1996:

Total noninterest expense decreased $775,000, or 2.2%, in the second quarter of 1996 when compared to the first quarter of 1996. With the exception of other miscellaneous expense (down $735,000) all categories of noninterest expense remained essentially the same as the first quarter of 1996.

Second Quarter 1996 compared to Second Quarter 1995:

Total noninterest expense increased $1.7 million, or 5.3%, in the second quarter of 1996 when compared to the second quarter of 1995. Categories showing the largest increases were salaries and employee benefits ($1.8 million), other miscellaneous expense ($1.1 million), occupancy expense ($203,000) and equipment rentals, depreciation and maintenance ($183,000). Offsetting these increases were significantly lower FDIC insurance premiums ($1.6 million).

Salaries and benefits increased 10.6% over the second quarter of 1995 (7.32% excluding the impact of Lodi and Great Northern Mortgage). The increase was in base salary expense ($1.1 million), commissions paid to individuals with sales based salaries ($254,000), and profit sharing expense as a result of higher levels of earnings ($139,000).

Net occupancy expense increased $203,000, or 7.8%, over the second quarter of 1995. This increase is attributable to higher costs associated with additional rent for buildings and land (up $133,000).

Equipment rentals, depreciation and maintenance increased from the second quarter of 1995 by $183,000, or 11.4%. The increase is attributable to higher depreciation and maintenance costs associated with the equipment purchased as part of technology and customer service enhancements currently in progress (depreciation on computers and equipment up $252,000).

Other noninterest expense increased $1.1 million in the second quarter of 1996 when compared to the second quarter of 1995. The increase is attributable to increased mortgage servicing rights amortization of $398,000, consultant fees of $296,000, miscellaneous expense accrual at the parent of $445,000 offset by higher gain on sale of ORE/fixed assets ($184,000).

The significant decrease in FDIC expense from the second quarter of 1995 reflects the reduced FDIC premium ($500 per bank, except for SAIF deposits) compared to $.23 per $100 of deposits.

The efficiency ratio improved to 59.23% for the second quarter of 1996 compared to 61.90% for the same period last year. The ratio also decreased when compared to the first quarter of 1996, improving from 60.99% to 59.23%. The improvement from the first quarter of 1996 was due to noninterest expense declining 2.2%, while net tax-equivalent income grew by only 0.7%.

The expense ratio improved to 2.01% for the second quarter of 1996 compared to 2.27% for the second quarter of 1995. The second quarter of 1996 also improved when compared to the expense ratio of 2.09% in the first quarter of 1996.

YTD Second Quarter 1996 compared to YTD Second Quarter 1995:

Total noninterest expense increased $4.0 million, or 6.2%, in the first six months of 1996 when compared to the same period in 1995 (increased $2.2 million, or 3.5%, excluding Lodi and GN Mortgage). Categories showing the largest increases were salaries and employee benefits ($3.3 million), other miscellaneous expense ($3.2 million), occupancy expense ($221,000) and equipment rentals, depreciation and maintenance ($346,000). Offsetting these increases were significantly lower FDIC insurance premiums ($3.2 million).

Salaries and benefits increased 10.0% over the first six months of 1995. The increase was in base salary expense ($2.1 million), commissions paid to individuals with sales based salaries ($562,000), profit sharing expense as a result of higher levels of earnings ($307,000), 401k expense ($85,000) and FICA taxes ($134,000).

Net occupancy expense increased $221,000, or 4.2%, over the first six months of 1995. This increase is attributable to higher costs associated with additional rent for buildings and land (up $142,000) and increased building maintenance costs (up $74,000).

Equipment rentals, depreciation and maintenance increased from the first half of 1995 by $346,000, or 10.5%. The increase is attributable to higher depreciation and maintenance costs associated with the equipment purchased as part of technology and customer service enhancements currently in progress (depreciation on computers and equipment up $498,000), offset by lower depreciation expense on furniture and fixtures (down $192,000).

Other noninterest expense increased $3.2 million in the first six months of 1996 when compared to the same period in 1995. The increase is attributable to increased MSR amortization of $845,000, consultant fees of $480,000, donations of $135,000, lower gain on sale of ORE/fixed assets of $128,000 and higher expenses relating to travel/meals/auto of $163,000.

The significant decrease in FDIC expense from the first six months of 1995 reflects the reduced FDIC premium ($1,000 per bank, except for SAIF deposits) compared to $.23 per $100 of deposits.

The YTD efficiency ratio for 1996 improved to 60.11% compared to 62.25% for the same period last year. The YTD expense ratio for 1996 improved to 2.05% compared to 2.31% for the same period last year.

                              Noninterest Expense
                               Quarterly Trends
                               ($ in Thousands)
- ------------------------------------------------------------------------------
                           2nd Qtr.   1st Qtr.   4th Qtr.   3rd Qtr.   2nd Qtr.
                             1996       1996       1995       1995       1995
- -------------------------------------------------------------------------------
Salaries and Employee
  Benefits                 $18,347    $18,361    $17,391    $17,422    $16,585

Net Occupancy Expense        2,812      2,723      2,500      2,652      2,609

Equipment Rentals,
  Depreciation and
  Maintenance                1,795      1,859      1,658      1,635      1,612

Data Processing Expense      1,968      2,057      1,909      2,091      1,966

Stationery and Supplies        850        810        808        742        779

Business Development and
  Advertising                  861        874        806        721        812

FDIC Expense                    23         12        331         35      1,635

Other                        7,336      8,071      7,489      7,105      6,272
                            ------     ------     ------     ------     ------
Total                      $33,992    $34,767    $32,892    $32,403    $32,270
- -------------------------------------------------------------------------------








                                Expense Control
                                Quarterly Trends
- -------------------------------------------------------------------------------
                           2nd Qtr.   1st Qtr.   4th Qtr.   3rd Qtr.   2nd Qtr.
                             1996       1996       1995       1995       1995
- -------------------------------------------------------------------------------
Efficiency Ratio
  - Quarter                 59.23%     60.99%     59.45%     59.56%     61.90%
Efficiency Ratio
  - Year                    60.11%     60.99%     60.84%     61.32%     62.25%

Expense Ratio
  - Quarter                  2.01%      2.09%      2.09%      2.07%      2.27%
Expense Ratio
  - Year                     2.05%      2.09%      2.19%      2.23%      2.31%
- -------------------------------------------------------------------------------

INCOME TAXES

Income tax expense increased 17.9% over the second quarter of 1995, essentially parallelling the increase of 17.3% in income before taxes. The effective tax rate remained fairly consistent with previous quarters at 35.5%.

                               Income Tax Expense
                                Quarterly Trends
                                ($ in Thousands)
- -------------------------------------------------------------------------------
                           2nd Qtr.   1st Qtr.   4th Qtr.   3rd Qtr.   2nd Qtr.
                             1996       1996       1995       1995       1995
- -------------------------------------------------------------------------------
Income Before Taxes        $21,256    $20,154    $19,557    $20,249    $18,124
                            ======     ======     ======     ======     ======
State Tax Expense          $ 1,290    $ 1,211    $ 1,301    $ 1,236    $ 1,040

Federal Tax Expense          6,266      5,982      6,035      6,193      5,369
                            ------     ------     ------     ------     ------
Total Income Tax Expense     7,556      7,193      7,336      7,429      6,409

Effective Tax Rate            35.5%      35.7%      37.5%      36.7%      35.4%
- -------------------------------------------------------------------------------

BALANCE SHEET

June 30, 1996, compared to March 31, 1996

During the second quarter of 1996, total assets increased $79.1 million to exceed the $4 billion mark for the first time at $4.009 billion. Loans increased $87.8 million (12.4% annualized growth). The loan growth was in commercial and other ($59.7 million), real estate mortgage ($17.6 million) and consumer ($10.5 million). This loan growth was funded through increased interest-bearing deposits (primarily time deposits) of $62.2 million, increased short-term and long-term borrowings of $11.9 million, reduced investment and short-term investment balances of $27.1 million offset by lower net free funds of $13.3 million.

June 30, 1996, compared to December 31, 1995

During the first six months of 1996, total assets increased $101.9 million to $4.009 billion. Loans increased $176.3 million. The loan growth was in commercial and other ($150.6 million), real estate mortgage ($7.3 million) and consumer ($18.4 million). Loan growth, excluding the acquisitions of Lodi and GN Mortgage, was funded through increased interest-bearing deposits (primarily time deposits) of $90.3 million, increased short-term and long-term borrowings of $8.3 million, reduced investment and short-term investment balances of $62.8 million offset by lower net free funds of $37.9 million.

June 30, 1996, compared to June 30, 1995

Over the past twelve months total assets increased $308.1 million to $4.009 billion. Loans increased $310.0 million. The $310 million of loan growth was in commercial and other ($256.2 million), real estate mortgage ($19.6 million) and consumer ($34.2 million). The loan growth, excluding the acquisitions of Lodi and GN Mortgage, was funded through increased interest-bearing deposits (primarily time deposits) of $151.4 million, increased short-term and long-term borrowings of $55.2 million, reduced investment and short-term investment balances of $37.9 million and higher net free funds of $11.7 million.

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

Deposit growth is the primary source of liquidity at the banking subsidiaries. Interest-bearing deposits increased $143 million, while noninterest-bearing deposits fell $70 million from the seasonally high year-end balance.

As of June 30, 1996, the securities portfolio contained $368.5 million at amortized cost of U.S. Treasury and federal agency securities available for sale, representing 47.8% of the total securities portfolio. These government securities are highly marketable and had a market value equal to 99.3% of amortized cost at quarter end.

Money market investments, consisting of federal funds sold, securities purchased under agreements to resell, and interest-bearing deposits in other financial institutions, averaged $11.8 million in the second quarter of 1996 compared to $25.3 million during the same period in 1995. Being short-term and liquid by nature, money market investments generally provide a lower yield than other earning assets. The Corporation has a strategy of maintaining a sufficient level of liquidity to accommodate fluctuations in funding sources and will periodically take advantage of specific opportunities to temporarily invest excess funds at narrower than normal rate spreads while still generating additional net interest income. At June 30, 1996, the Corporation had $18.7 million outstanding in short-term money market investments, serving as an essential source of liquidity. The amount at quarter end represents .5% of total assets compared to 1.2% at December 31, 1995.

Short-term borrowings totaled $377.5 million at June 30, 1996, compared with $363.4 million at the end of 1995. Within the classification of short-term borrowings are federal funds purchased and securities sold under agreements to repurchase. Federal funds are purchased from a sizeable network of correspondent banks while securities sold under agreements to repurchase are obtained from a base of individual, business and public entity customers.

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

Liquidity is also necessary at the parent company level. The parent company's primary sources of funds are dividends and service fees from subsidiaries, borrowings and proceeds from the issuance of equity. The parent company manages its liquidity position to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries and satisfy other operating requirements. Dividends received from subsidiaries totaled $23.2 million in the first six months of 1996 and will continue to be the parent's main source of long-term liquidity.

At June 30, 1996, the parent company had $110 million of established lines of credit with non-affiliated banks, of which $59 million was in use. The parent company also has access to funds from the issuance of the Corporation's commercial paper, although such funds are also downstreamed to the nonbank subsidiaries. Commercial paper outstanding at June 30, 1996, totaled $2.5 million.

The Corporation s long-term debt to equity ratio at June 30, 1996, was 5.8%, compared to 6.6% at December 31, 1995. This decrease is mainly attributable to FHLB advances which were reclassed from long-term to short-term borrowings due to remaining maturities of less than one year.

Management believes that, in the current economic environment, the Corporation's subsidiary and parent company liquidity positions are adequate. There are no known trends nor any known demands, commitments, events or uncertainties that will result or are reasonably likely to result in a material increase or decrease in the Corporation's liquidity.

CAPITAL

Stockholders' equity at June 30, 1996, increased 6.3%, or $21.5 million, to $361.8 million or $20.28 per share compared with $340.3 million, or $19.46 per share, at December 31, 1995. Equity to assets at June 30, 1996, remains strong at 9.03%, with the Tier 1 leverage ratio climbing to 8.39%. The increase in equity of $21.9 million since December 31, 1995, is attributable to $7.6 million from the Lodi acquisition, $16.7 million of retained earnings, $340,000 from the exercise of stock options reduced by $3.2 million for the change in the equity portion of the SFAS 115 adjustment.

Cash dividends of $.29 per share were paid in the second quarter of 1996, representing a payout ratio of 37.66%. Compared to the same period last year, a cash dividend of $.22 per share was paid, representing a payout ratio of 32.84%. On a YTD basis, the cash dividend paid in 1996 was $.56 compared to $.43 per share paid in the same period last year, a 30.2% increase.














































                                    Capital
                               Quarterly Trends
                               ($ in Thousands)
- -------------------------------------------------------------------------------
                           2nd Qtr.   1st Qtr.   4th Qtr.   3rd Qtr.   2nd Qtr.
                             1996       1996       1995       1995       1995
- -------------------------------------------------------------------------------
Stockholders  Equity      $361,805   $354,867   $340,294   $329,989   $322,973

Average Equity to
  Average Assets              9.02%      9.00%      8.91%      8.75%      8.74%

Equity to Assets
  - Period End                9.03%      9.03%      8.71%      8.80%      8.73%

Tier 1 Capital to Risk
  Weighted Assets -
  Period End                 10.75%     10.66%     10.57%     10.55%     10.48%

Total Capital to Risk
  Weighted Assets -
  Period End                 12.00%     11.91%     11.82%     11.81%     11.74%

Tier 1 Leverage Ratio
  - Period End                8.39%      8.23%      8.05%      7.93%      7.99%

Market Value Per Share
  - Period End              $38.75     $37.75     $40.94     $36.75     $30.38

Book Value Per Share
  - Period End              $20.28     $19.90     $19.46     $18.89     $18.48

Market Value Per Share
  to Book Value Per Share    191.1%     189.7%     210.4%     194.5%     164.4%

Dividends Per Share
  - This Quarter             $ .29      $ .27      $ .27      $ .27      $ .22
Dividends Per Share
  - Year to Date             $ .56      $ .27      $ .97      $ .70      $ .43

Earnings Per Share
  - This Quarter             $ .77      $ .73      $ .70      $ .73      $ .67
Earnings Per Share
  - Year to Date             $1.50      $ .73      $2.75      $2.05      $1.32

Dividend Payout Ratio
  - This Quarter             37.66%     36.99%     38.57%     36.99%     32.84%
Dividend Payout Ratio
  - Year to Date             37.33%     36.99%     35.27%     34.15%     32.58%
- -------------------------------------------------------------------------------

As of June 30, 1996, the Corporation's tier 1 risk-based capital ratio, total risk-based capital (tier 1 and tier 2) ratio and tier 1 leverage ratio were well in excess of regulatory minimums. Management of the Corporation expects to continue to exceed the minimum standards in the future.

Similar capital guidelines are also required of the individual banking subsidiaries of the Corporation. As of June 30, 1996, each banking subsidiary exceeded the minimum ratios for tier 1 capital, total capital and the tier 1 leverage ratio.

Management actively reviews capital strategies for the Corporation and each of its subsidiaries to ensure that capital levels are appropriate based on the perceived business risks, future growth opportunities, industry standards and regulatory requirements.

RECENT DEVELOPMENTS

On July 19, 1996, the Corporation completed its merger with F&M Bankshares of Reedsburg, Inc. F&M Bankshares is a Wisconsin bank holding company with $139 million in assets, including its commercial bank subsidiary, Farmers & Merchants Bank (Wisconsin).

On July 31, 1996, the Corporation completed its merger with Mid-America National Bancorp, and its $39 million asset subsidiary, Mid-America National Bank of Chicago, in a cash transaction.

On April 10, 1996, the Corporation announced the signing of a letter of intent under which the Corporation would acquire Centra Financial, Inc., and its subsidiary, Central Bank of West Allis, in a stock-for-stock merger transaction. The transaction, which is contingent on completion of a definitive agreement and approval by regulatory authorities and the shareholders of Centra Financial, Inc. is expected to be completed in the first quarter of 1997.

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

In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which is effective in 1996. The statement requires that a fair value-based method be used to value employee compensation plans that include stock-based awards. The statement permits a company to recognize compensation expense under SFAS 123, or continue to use the prior accounting rules which did not consider the market value of stock in certain award plans. If adoption of the statement's fair value procedures are not used in the computation of compensation expense in the income statement, the company must disclose in a footnote to the financial statements the pro forma impact of adoption. The Corporation will be adopting the disclosure method of the statement.



















































                             ASSOCIATED BANC-CORP
                         PART II - OTHER INFORMATION

Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The corporation held its Annual Meeting of Shareholders on April 24, 1996. Proxies were solicited by corporation management pursuant to Regulation 14A under the Securities Exchange Act of 1934.

         (b) Directors elected at the Annual Meeting were John S. Holbrook, Jr., William R. Hutchinson, and James F. Janz. Directors continuing in office after the meeting were Harry B. Conlon, Robert Feitler, Robert C. Gallagher, Ronald R. Harder, John C. Meng, and J. Douglas Quick.

         (c) The matters voted upon and the results of the voting were as follows:

              (i) Election of the below-named nominees to the Board of Directors of the corporation:

                                             For             Withheld

                   All Nominees        12,148,317.5760     54,833.3710

                   By Nominee:

                   Holbrook            12,155,095.5440     55,238.8050

                   Hutchinson          12,155,500.9780     54,833.3710

                   Janz                12,148,317.5760     62,016.7730

            (ii) Ratification of the selection of KPMG Peat Marwick as independent certified public accountants for the corporation for the year ending December 31, 1995.

                         For               Against            Abstain

                   12,152,670.7900       12,371.7000        45,291.8590

         (d)   Not applicable.












                             ASSOCIATED BANC-CORP
                          PART II - OTHER INFORMATION


                                                                       Page No.

ITEM 6:  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              (11) Statements re Computation of Per Share Earnings

         (b)  Reports on Form 8-K:

              There were no reports on Form 8-K filed for the six months ended June 30, 1996.







































                             ASSOCIATED BANC-CORP
                                 EXHIBIT (11)
                Statement Re Computation of Per Share Earnings


                                              June 30, 1996       June 30, 1995
                                              -------------       -------------
As Reported:

Net income                                     $26,661,035         $22,970,000
Weighted average common shares
  outstanding                                   17,827,548          17,471,000
Net income per share                           $      1.50         $      1.31

Primary:

Net income                                     $26,661,035         $22,970,000
Weighted average common shares
  outstanding                                   17,827,548          17,471,000
Common stock equivalents                           250,807             173,001
Adjusted weighted average common
  shares outstanding                            18,078,355          17,644,001
Net income per share                           $      1.47         $      1.30


Fully Diluted:

Net income                                     $26,661,035         $22,970,000
Weighted average common shares
  outstanding                                   17,827,548          17,471,000
Common stock equivalents                           265,369             196,862
Adjusted weighted average common
  shares outstanding                            18,092,917          17,667,862
Net income per share                           $      1.47         $      1.30


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

                                            ASSOCIATED BANC-CORP
                                            (Registrant)

Date:  August 14, 1996
                                            /s/ Harry B. Conlon
                                            -----------------------------------
                                            Harry B. Conlon
                                            Chairman & Chief Executive Officer

Date:  August 14, 1996
                                            /s/ Joseph B. Selner
                                            -----------------------------------
                                            Joseph B. Selner
                                            Principal Financial Officer

                               INDEX TO EXHIBITS

    Exhibit No.                                                        Page No.

      (11)      Computations of Earnings Per Share and Average
                Number of Common Shares Outstanding