Form 10-Q/A
period 1996-06-30
ASSOCIATED BANC-CORP
filed 1996-08-16
CIK 7789

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

                                            ASSOCIATED BANC-CORP

             (Registrant)

Date:  August 16, 1996
                                            /s/ Harry B. Conlon
                                            -----------------------------------
                                            Harry B. Conlon
                                            Chairman & Chief Executive Officer

Date:  August 16, 1996
                                            /s/ Joseph B. Selner
                                            -----------------------------------
                                            Joseph B. Selner
                                            Principal Financial Officer

                               INDEX TO EXHIBITS

    Exhibit No.                                                        Page No.

      (11)      Computations of Earnings Per Share and Average
                Number of Common Shares Outstanding