Form 10-Q
period 1996-09-30
ASSOCIATED BANC-CORP
filed 1996-11-14
CIK 7789

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                  FORM 10-Q

(Mark One)

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----------                      EXCHANGE ACT OF 1934
                    For the quarterly period ended September 30, 1996

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant's common stock, par value $0.01 per share, at September 30, 1996, was 18,362,669 shares.





                            ASSOCIATED BANC-CORP
                             TABLE OF CONTENTS


                                                                       Page No.

PART I.     Financial Information

            Item 1.  Financial Statements:

                     Consolidated Statements of Financial Condition - September 30, 1996 and December 31, 1995

                     Consolidated Statements of Income -
                     Three and Nine Months Ended September 30, 1996
                     and 1995

                     Consolidated Statements of Cash Flows -
                     Nine Months Ended September 30, 1996 and 1995

                     Notes to Consolidated Financial Statements

            Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations

PART II.    Other Information

            Item 6.  Exhibits and Reports on Form 8-K

Signatures
























                        PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

                            ASSOCIATED BANC-CORP
               Consolidated Statements of Financial Condition
                                (Unaudited)
                                                  September 30      December 31
                                                      1996             1995
                                                      ----             ----
                                                         (In Thousands)
ASSETS
     Cash and due from banks                      $   209,174       $  214,411
     Interest-bearing deposits in
       other financial institutions                       665              652
     Federal funds sold and securities
       purchased under agreements to resell            17,115           45,100
     Trading account securities                           ---              ---
     Investment securities:
     Held to maturity (Fair value of
       approximately $396,265 and $399,697 at
       September 30, 1996, and
       December 31, 1995, respectively)               397,734          398,233
     Available for sale-stated at fair value          425,749          397,476
     Loans, net of unearned income                  3,090,358        2,747,936
     Less:  Allowance for possible loan losses        (46,760)         (41,614)
                                                    ---------        ---------
            Loans, net                              3,043,598        2,706,322
     Premises and equipment                            73,763           59,300
     Other assets                                     114,497          101,007
                                                    ---------        ---------
       Total assets                                $4,282,295       $3,906,969
                                                    =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
     Noninterest-bearing deposits                  $  609,752       $  619,294
     Interest-bearing deposits                      2,792,718        2,526,382
                                                    ---------        ---------
       Total deposits                               3,402,470        3,145,676
     Short-term borrowings                            422,125          363,726
     Long-term borrowings                              21,863           22,064
     Accrued expenses and other liabilities            54,409           50,741
                                                    ---------        ---------
     Total liabilities                             $3,900,867       $3,566,675
     Commitments and contingent liabilities               ---              ---
     Stockholders' equity:
       Preferred stock                                    ---              ---








PART I.     Financial Information

                                                  September 30      December 31
                                                      1996             1995
                                                      ----             ----
                                                         (In Thousands)

     Common stock (Par value $0.01 per share,
     authorized 48,000,000 shares,
     issued 18,375,985 and 17,695,695 shares,
     respectively)                                        184              177
     Surplus                                          164,544          158,642
     Retained earnings                                212,648          179,153
     Net unrealized gains (losses) on
       securities available for sale                    4,565            6,109
     Less:  Treasury stock (13,316 and
            212,673 shares at cost,
            respectively)                                (513)          (3,787)
                                                      -------          -------
     Total stockholders' equity                       381,428          340,294
                                                      -------          -------
     Total liabilities and stockholders' equity    $4,282,295       $3,906,969
                                                    =========        =========

























(See accompanying notes to Consolidated Financial Statements.)






ITEM 1.  Financial Statements continued:

                            ASSOCIATED BANC-CORP
                     Consolidated Statements of Income
                                (Unaudited)

                                     For the Three Months   For the Nine Months
                                      Ended September 30     Ended September 30
                                       1996        1995       1996        1995
                                       ----        ----       ----        ----
                                        (In Thousands)         (In Thousands)
INTEREST INCOME
  Interest and fees on loans         $66,207     $59,083   $193,987    $170,291
  Interest and dividends on
    investment securities:
    Taxable                           10,082       9,618     29,716      29,059
    Tax-exempt                         2,120       1,912      6,708       5,664
  Interest on deposits in other
    financial institutions                16          21         45          37
  Interest on federal funds sold
    and securities purchased under
    agreements to resell                 223         740        905       1,581
                                      ------      ------     ------     -------
    Total interest income             78,648      71,374    231,361     206,632
                                      ------      ------    -------     -------
INTEREST EXPENSE
  Interest on deposits                30,629      27,833     90,322      77,591
  Interest on short-term
    borrowings                         4,949       4,296     14,499      13,939
  Interest on long-term borrowings       385         354      1,419         697
                                      ------      ------     ------      ------
    Total interest expense            35,963      32,483    106,240      92,227
                                      ------      ------    -------     -------

NET INTEREST INCOME                   42,685      38,891    125,121     114,405
  Provision for possible loan
    losses                             1,011         677      3,055       2,403
                                      ------      ------    -------      ------
  Net interest income after
    provision for possible loan
    losses                            41,674      38,214    122,066     112,002
                                      ------      ------    -------      ------
NONINTEREST INCOME
  Trust service fees                   6,175       5,460     18,534      16,346
  Service charges on deposit
    accounts                           3,218       3,022      9,222       8,874
  Investment securities gains, net        52          92        428         226
  Mortgage banking activity            2,913       2,451      9,728       5,212
  Retail investment income               628         525      2,025       1,537
  Other                                2,605       2,888      7,536       8,692
                                      ------      ------     ------      ------
    Total noninterest income          15,591      14,438     47,473      40,887
                                      ------      ------     ------      ------


ITEM 1.  Financial Statements continued:

                                     For the Three Months   For the Nine Months
                                      Ended September 30     Ended September 30
                                       1996        1995       1996        1995
                                       ----        ----       ----        ----
                                        (In Thousands)         (In Thousands)

NONINTEREST EXPENSE
  Salaries and employee benefits      18,563      17,422     55,972      50,784
  Net occupancy expense                2,796       2,652      8,375       7,966
  Equipment rentals, depreciation
    and maintenance                    2,037       1,635      5,740       4,943
  Data processing expense              2,076       2,091      6,198       6,000
  Stationery and supplies                755         742      2,442       2,368
  Business development and
    advertising                          876         721      2,626       2,465
  FDIC expense                            14          35         50       3,299
  Other                                7,345       7,105     22,744      19,316
                                      ------      ------    -------      ------
    Total noninterest expense         34,462      32,403    104,147      97,141
                                      ------      ------    -------      ------

Income before income taxes            22,803      20,249     65,392      55,748
Income tax expense                     8,143       7,429     23,210      19,941
                                      ------      ------     ------      ------
NET INCOME                           $14,660     $12,820    $42,182     $35,807
                                      ======      ======     ======      ======
Per share
  Net income                             .80         .73       2.30        2.05
  Dividends                              .29         .27        .85         .70
Weighted average shares outstanding   18,359      17,469     18,361      17,471


(See accompanying notes to Consolidated Financial Statements.)




















ITEM 1.  Financial Statements continued:

                            ASSOCIATED BANC-CORP
                  Consolidated Statements of Cash Flows
                              (Unaudited)
                                                              Nine Months Ended
                                                                September 30,
                                                               1996       1995
                                                               ----       ----
                                                                (In Thousands)
OPERATING ACTIVITIES
  Net income                                                $42,182    $35,807
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for possible loan losses                        3,055      2,403
    Depreciation and amortization                             6,246      5,504
    Amortization of purchased mortgage servicing rights       1,721        769
    Amortization of goodwill                                  2,304      2,191
    Net amortization and accretion of premiums and
      discounts                                                 332        881
    Gain on sales of investment securities, net                (428)      (226)
    Increase in interest receivable and other assets         (3,117)   (10,910)
    Increase in interest payable and
      other liabilities                                       2,473      9,820
    Amortization of loan fees and costs                      (1,097)    (1,264)
    Purchases of trading account securities                      (5)      (171)
    Proceeds from sales of trading account securities            33        214
    Net (increase) decrease in mortgage loans
      acquired for resale                                    12,116    (12,027)
    Gain on sales of mortgage loans held
      for resale, net                                        (2,434)      (353)
    Other, net                                                 (186)      (436)
                                                             ------     ------
Net cash provided by operating activities                   $63,195    $32,202

INVESTING ACTIVITIES
  Net decrease in federal funds sold and securities
    purchased under agreements to resell                    $42,560    $39,885
  Net increase in interest-bearing deposits in other
    financial institutions                                      (13)      (350)
  Purchases of held to maturity securities                  (87,295)   (83,080)
  Purchases of available for sale securities               (172,108)   (61,290)
  Proceeds from sales of available for
    sale securities                                           2,776      2,080
  Maturities of held to maturity securities                  99,984     82,395
  Maturities of available for sale securities               190,714     85,660
  Net increase in loans                                    (198,125)  (203,529)
  Proceeds from sales of other real estate                    1,138      1,981
  Purchases of premises and equipment, net of disposals     (17,576)    (3,701)
  Purchase of mortgage servicing rights                      (4,912)    (5,978)
  Net cash from acquisitions                                    461       (747)
  Payments for other real estate additions                      ---         (9)
                                                            -------     ------
Net cash used by investing activities                     $(142,396) $(146,683)

ITEM 1.  Financial Statements continued:
                                                              Nine Months Ended
                                                                September 30,
                                                               1996       1995
                                                               ----       ----
                                                                (In Thousands)
FINANCING ACTIVITIES
  Net increase in deposits                                  $42,526    $98,697
  Net increase (decrease) in short-term borrowings           43.816    (23,658)
  Proceeds from issuance of long-term borrowings              3,500        ---
  Cash dividends                                            (15,253)   (12,469)
  Proceeds from exercise of stock options                       704      1,342
  Purchase of treasury stock                                 (1,329)    (2,085)
                                                             ------     ------
Net cash provided by financing activities                   $73,964    $61,827
                                                             ------     ------
Net decrease in cash and cash equivalents                   $(5,237)  $(52,654)
Cash and cash equivalents beginning of period               214,411    210,497
                                                             ------     ------
Cash and cash equivalents at end of period                 $209,174   $157,843
                                                            =======    =======
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                               $105,608    $85,532
    Income taxes                                             25,042     23,603
Supplemental schedule of noncash investing
  activities:
  Loans transferred to other real estate                     $1,229     $1,152
  Loans made in connection with the disposition
    of other real estate                                        162        167

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

NOTE 3:  BUSINESS COMBINATIONS

The following table summarizes completed transactions during 1995 and 1996 (through September 30):

                                             Consideration Paid
                                           --------------------
                                              Cash     Shares of     Total
                     Date      Method of      (In       Common     Assets (In    Intangibles
Name of Acquired   Acquired    Accounting   Millions)    Stock     Millions)    (In Millions)
----------------------------------------------------------------------------------------------
Great Northern       7/95      Purchase      $1.2         ---         (A)           $1.5
  Mortgage Company
Rolling Meadows,
  IL (D)

GN Bancorp, Inc.     8/95      Pooling of     ---       747,626       130            ---
  Chicago, IL  (B)             interests

SBL Capital Bank     3/96      Pooling of     ---       332,957        68            ---
  Shares, Inc.                 interests
  Lodi, WI  (C)

Greater Columbia     4/96      Pooling of     ---       967,634       211            ---
  Bancshares, Inc.             interests
  Portage, WI  (B)

F&M Bankshares of    7/96      Pooling of     ---       534,990       139            ---
  Reedsburg, Inc.              interests
  Reedsburg, WI
  (C) (E)

Mid-America          7/96      Purchase      $7.8          ---         39            $1.7
National Bancorp,
  Inc.
  Chicago, IL  (D)
---------------------------------------------------------------------------------------------

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

(C) The transaction, accounted for using the pooling-of-interests method, was not material to prior years' reported prior years operating results and, accordingly, previously reported prior years results were not restated.

(D) The consolidated financial statements include the results of operations since the date of acquisition.

(E)  See Note 7.

NOTE 4:  INVESTMENT SECURITIES

The amortized cost and fair values of investment securities held to maturity and securities available for sale for the periods indicated were as follows:

                    Investment Securities Held to Maturity
-------------------------------------------------------------------------------
               (In thousands)                       September 30, 1996
-------------------------------------------------------------------------------
                                              Amortized Cost       Fair Value
-------------------------------------------------------------------------------
U.S. treasury and federal
  agency securities                           $   160,069         $  159,030
Obligations of states and
  political subdivisions                          170,588            170,139
Other securities                                   67,077             67,096
-------------------------------------------------------------------------------
Total                                         $   397,734         $  396,265
==============================================================================

                   Investment Securities Held to Maturity
-------------------------------------------------------------------------------
               (In thousands)                       December 31, 1995
-------------------------------------------------------------------------------
                                              Amortized Cost      Fair Value
-------------------------------------------------------------------------------
U.S. treasury and federal
  agency securities                           $   172,548         $  172,484
Obligations of states and
  political subdivisions                          169,923            170,614
Other securities                                   55,762             56,599
-------------------------------------------------------------------------------
Total                                         $   398,233         $  399,697
===============================================================================






                   Investment Securities Available for Sale
-------------------------------------------------------------------------------
               (In thousands)                       September 30, 1996
-------------------------------------------------------------------------------
                                              Amortized Cost       Fair Value
-------------------------------------------------------------------------------
U.S. treasury and federal
  agency securities                           $   396,710         $  395,307
Other securities                                   21,871             30,442
-------------------------------------------------------------------------------
Total                                         $   418,581         $  425,749
===============================================================================

               (In thousands)                       December 31, 1995
-------------------------------------------------------------------------------
                                              Amortized Cost       Fair Value
-------------------------------------------------------------------------------
U.S. treasury and federal
  agency securities                             $ 368,217          $ 371,414
Other securities                                   19,507             26,062
-------------------------------------------------------------------------------
Total                                           $ 387,724          $ 397,476
===============================================================================

NOTE 5:  ALLOWANCE FOR POSSIBLE LOAN LOSSES

A summary of the changes in the allowance for possible loan losses for the periods indicated is as follows:
                                                  For the Nine   For the Year
                                                  Months Ended       Ended
                                                  September 30,  December 31,
                                                       1996          1995
                                                       ----          ----
                                                        ($ in Thousands)

Balance at beginning of period                      $ 41,614       $ 39,380
Balance related to acquisition                         3,511            ---
Provisions charged to operating expense                3,055          4,291
Loan losses net of recoveries                         (1,420)        (2,057)
                                                       -----          -----
Balance at end of period                            $ 46,760       $ 41,614

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

Changes in capitalized mortgage servicing rights for the nine months ended September 30, 1996, were:
                                                         ($ in Thousands)

     Balance at 12/31/95                                    $  7,239
          Capitalized mortgage servicing rights                4,912
          Amortization                                        (1,721)
          Sales of servicing rights                              ---
          Allowance for impairment                                (1)
                                                              ------
     Balance at 9/30/96                                     $ 10,429
                                                              ======
NOTE 7:  PER SHARE COMPUTATIONS

Per share computations are computed based on the weighted average number of common shares outstanding for the three and nine months ended September 30, 1996, and 1995. The Corporation issued 500,995 shares of common stock to a wholly-owned subsidiary as part of the acquisition of F&M Bankshares of Reedsburg, Inc. These shares are not reflected on the Consolidated Statements of Financial Condition as issued or outstanding.

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

EARNINGS

The acquisitions of F&M Bankshares of Reedsburg, Inc. (primary subsidiary was Farmers & Merchants Bank, now known as Associated Bank Reedsburg) and Mid-America National Bancorp Inc. (primary subsidiary was Mid-America National Bank of Chicago, merged into Associated Bank Chicago on August 23) were completed on July 19 and July 31, 1996, respectively. The Reedsburg acquisition was accounted for using the pooling-of-interests method. However, this transaction was not material to prior years' reported operating results and, accordingly, previously reported prior years results were not restated. The operating results of Associated Banc-Corp include Associated Bank Reedsburg since
January 1, 1996. The Mid-America acquisition was accounted for using the purchase method. The consolidated financial statements include the results of operations of Mid-America since the date of acquisition.

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

On March 1, 1996 SBL Capital Bankshares was acquired (primary subsidiary was The State Bank of Lodi, now known as Associated Bank Lodi). This acquisition was accounted for using the pooling-of-interests method. This transaction was not material to prior years' reported operating results and, accordingly, previously reported prior years results were not restated. The operating results of Associated Banc-Corp include Associated Bank Lodi since January 1, 1996.
                                   Net Income
                                Quarterly Trends
                                ($ in Thousands)
-------------------------------------------------------------------------------
                                   3rd Qtr. 2nd Qtr. 1st Qtr. 4th Qtr. 3rd Qtr.
                                     1996     1996     1996     1995     1995
-------------------------------------------------------------------------------
Net Income                         $14,660  $14,128  $13,394  $12,221  $12,820

E.P.S.                                0.80     0.77     0.73     0.70     0.73

Return on Average Equity - Quarter   15.56%   15.51%   14.99%   14.43%   15.68%

Return on Average Equity -
  Year to Date                       15.36%   15.25%   14.99%   15.03%   15.25%

Return on Average Assets - Quarter    1.39%    1.38%    1.33%    1.28%    1.37%

Return on Average Assets -
  Year to Date                        1.37%    1.36%    1.33%    1.31%    1.32%
-------------------------------------------------------------------------------

Net Income for the third quarter of 1996 increased to $14.7 million, up 14.4% over 1995 third quarter net income of $12.8 million. Earnings per share increased to $.80 for the third quarter of 1996, an increase of 9.6% over earnings per share of $.73 in the third quarter of 1995.

Net Income for the first nine months of 1996 increased to $42.2 million, up 17.8% over the first nine months of 1995 net income of $35.8 million. Earnings per share for the first nine months of 1996 increased to $2.30, up 12.2% over 1995 earnings per share of $2.05.

Return on average assets (ROA) for the third quarter of 1996 was 1.39%, up from 1.37% during the same period last year. The 2 basis point increase in ROA was achieved as net income grew 14.4%, outpacing average asset growth of 12.9%, as compared to the third quarter last year. ROA for the first nine months of 1996 improved to 1.37% compared to 1.32% for the first nine months of 1995.
ROA also improved when comparing the third quarter of 1996 to the second quarter of 1996 (ROA of 1.38%), as net income increased by 3.8% while average assets increased 1.8%.

Return on average equity (ROE) for the third quarter of 1996 was 15.56%, down slightly from the 15.68% reported during the same period last year. ROE for the first nine months of 1996 improved slightly to 15.36%, up from 15.25% in the same period last year. ROE also improved when comparing the third quarter of 1996 (15.56%) to the second quarter of 1996 (15.51%).

NET INTEREST INCOME

Third Quarter 1996 compared to Second Quarter 1996:

Taxable equivalent net interest income in the third quarter of 1996 was $44.0 million, an increase of $1.0 million over the second quarter net interest income of $43.0 million. The increase in net interest income was attributable to larger volumes of earning assets. The net change (change in interest income from incremental volumes of earning assets less the change in interest expense from incremental volumes of interest-bearing liabilities) contributed $1.0 million of net interest income in the third quarter of 1996 compared to the second quarter of 1996. A negative rate variance of $460,000 (change in interest income from incremental yields on earning assets less the change in interest expense from incremental rates on interest-bearing liabilities) occurred in the third quarter. The majority of this variance was attributable to a 4 basis point decline on the yield for total earning assets. Offsetting the negative rate variance was a positive contribution of $473,000, attributable to the extra day in the third quarter (92 days) compared to the second quarter (91 days).

                              Net Interest Income
                              Tax Equivalent Basis
                                ($ in Thousands)
-------------------------------------------------------------------------------
                                   3rd Qtr. 2nd Qtr. 1st Qtr. 4th Qtr. 3rd Qtr.
                                     1996     1996     1996     1995     1995
-------------------------------------------------------------------------------
Interest Income                    $78,648  $76,908  $75,805  $72,746  $71,374

Tax Equivalent Adjustment            1,338    1,409    1,352    1,092    1,164
                                     -----      ---      ---      ---      ---
Tax Equivalent Interest Income      79,986   78,317   77,157   73,838   72,538

Interest Expense                    35,963   35,308   34,968   32,872   32,483
                                    ------   ------   ------   ------   ------
Tax Equivalent Net Interest Income $44,023  $43,009  $42,189  $40,966  $40,055
------------------------------------------------------------------------------

The net interest margin for the third quarter of 1996 was 4.51% compared with 4.52% in the second quarter of 1996.

The slight decrease in the net interest margin for the third quarter of 1996 compared to the second quarter of 1996 is primarily attributable to a larger decrease in the earning asset yield when compared to the interest-bearing liability cost decrease. The interest rate spread (difference between yield on earning assets and rate on interest-bearing liabilities) decreased slightly by 1 basis point from the second quarter to 3.71%. The yield on earning assets declined 4 basis points while the rate on interest-bearing liabilities decreased by 3 basis points in the third quarter.



                              Net Interest Margin
                                Quarterly Trends
                              Quarterly Info Only)
-------------------------------------------------------------------------------
                           3rd Qtr.   2nd Qtr.   1st Qtr.   4th Qtr.   3rd Qtr.
                            1996       1996       1996       1995       1995
-------------------------------------------------------------------------------
Yield on Earning Assets     8.19%      8.23%      8.25%      8.33%      8.33%

Cost of Interest
  Bearing Liabilities       4.48       4.51       4.54       4.56       4.55
                            ----       ----       ----       ----       ----
Interest Rate Spread        3.71       3.72       3.71       3.77       3.78

Net Free Funds Contribution  .80        .80        .80        .85        .82
                             ---        ---        ---        ---        ---
Net Interest Margin         4.51       4.52       4.51       4.62       4.60
                            ====       ====       ====       ====       ====
Average Earning Assets
  to Average Assets        92.73      92.92      92.99      93.22      93.14

Free Funds Ratio           17.79      17.62      17.56      18.69      18.04
-------------------------------------------------------------------------------

Average earning assets increased $59 million in the third quarter. Average loans to average deposits ratio declined slightly to 90.83% in the third quarter of 1996, down from 91.23% in the second quarter of 1996. The slight decrease is attributable to the Mid-America acquisition (loan to deposit ratio of 17.9% at acquisition date). Total average loans grew $59 million, or 7.9%, on an annualized basis, in the third quarter.

The third quarter growth in average loans of $59 million was funded by increased time deposits (personal CDs and brokered CDs) of $15 million ($12 million from brokered CDs), increased balances of Savings, NOW and MMA of $46 million and increased net free funds of $17 million, offset by lower wholesale borrowings (funds purchased, repurchase agreements, FHLB borrowings and long-term borrowings) of $19 million.

Third Quarter 1996 compared to Third Quarter 1995:

Taxable equivalent net interest income in the third quarter of 1996 was $44.0 million, a significant increase of $4.0 million over the third quarter 1995 net interest income of $40.0 million. Excluding Lodi (net interest income in the third quarter of 1996 of $719,000) and Reedsburg (net interest income in the third quarter of 1996 of $1.2 million), net interest income would have increased by $2.1 million when compared to the third quarter of 1995.

The increase in net interest income was attributable to larger volumes of earning assets, with the net change (change in interest income from incremental volumes of earning assets less the change in interest expense from incremental volumes of interest-bearing liabilities) contributing $5.1 million of net interest income in the third quarter of 1996 compared to the third quarter of 1995. This positive volume variance was reduced by a negative rate variance (change in interest income from incremental yields on earning assets less the change in interest expense from incremental rates on interest-bearing liabilities) of $1.0 million. The rate variance was comprised of a negative rate variance on loans of $2.0 million, offset by positive rate variances on investments ($111,000), interest-bearing deposits ($603,000) and other borrowings ($256,000). This indicates that the pricing pressure on loans has been partially offset by the pricing of retail deposits.

The net interest margin for the third quarter of 1996 was 4.51% compared with 4.60% in the third quarter of 1995. Excluding Lodi and Reedsburg, the net interest margin would have been 4.55% for the third quarter of 1996, down only 5 basis points when compared to the third quarter of 1995.

The interest rate spread (difference between yield on earning assets and rate on interest-bearing liabilities) decreased 7 basis points to 3.71% from the third quarter of 1995 at 3.78%. The yield on earning assets decreased by 14 basis points while the rate on interest-bearing liabilities decreased by 7 basis points compared to the third quarter of 1995. The contribution from net free funds decreased by 2 basis points from the third quarter of 1995. Combined, these factors lowered net interest margin by 9 basis points.

              Earning Asset and Interest Bearing Liability Volume
                          Period Ending September 30
                               ($ in Thousands)
-------------------------------------------------------------------------------
                           3rd Qtr.   2nd Qtr.   1st Qtr.   4th Qtr.   3rd Qtr.
                             1996       1996       1996       1995       1995
-------------------------------------------------------------------------------
Average Loans            $3,049,213 $2,989,910 $2,903,438 $2,687,593 $2,624,199

Average Earnings
  Assets                  3,885,182  3,825,789  3,760,453  3,517,687  3,455,798

Average Noninterest-
  Bearing Deposits          564,904    545,992    532,882    539,005    516,466

Average Interest-
  Bearing Deposits        2,792,245  2,731,350  2,714,068  2,513,125  2,500,191

Average Deposits          3,357,149  3,277,342  3,246,950  3,052,130  3,016,657

Average Interest-
  Bearing Liabilities     3,194,137  3,151,693  3,100,249  2,860,107  2,832,312
-------------------------------------------------------------------------------

Average earning assets increased $429 million in the third quarter of 1996 over the third quarter of 1995. Earning asset growth was concentrated in loans as the average loans to average deposits ratio climbed to 90.83% in the third quarter of 1996, up from 86.99% in the third quarter of 1995. Average loans grew $425 million, or 16.2% in the third quarter of 1996 compared to the third quarter of 1995 (excluding $51 million of average loans at Lodi and $101 million at Reedsburg, loans grew internally 10.4% over the past 12 months).

The growth in average loans since the third quarter of 1995 of $425 million was funded by increased time deposits (personal CDs and brokered CDs) of $186 million, increased Savings/NOW/MMA balances of $106 million, increased wholesale borrowings (funds purchased, repurchase agreements and FHLB borrowings and long-term borrowings) of $70 million and increased net free funds of $68 million offset by higher volumes of investments and short-term investments of $5 million. The average balance of brokered CDs declined $6 million in the third quarter of 1996 when compared to the third quarter of 1995.

YTD Third Quarter 1996 compared to YTD Third Quarter 1995:

Taxable equivalent net interest income in the first nine months of 1996 was $129.2 million, a significant increase of $11.5 million over the first nine months of 1995 net interest income of $117.7 million. Excluding Lodi (net interest income in the first nine months of 1996 of $2.1 million) and Reedsburg (net interest income in the first nine months of 1996 of $3.5 million), net interest income would have increased by $5.8 million when compared to the first nine months of 1995.

The increase in net interest income was attributable to larger volumes of earning assets. The net change (change in interest income from incremental volumes of earning assets less the change in interest expense from incremental volumes of interest-bearing liabilities) contributed $14.2 million of net interest income in the first nine months of 1996 compared to the first nine months of 1995. This positive volume variance was reduced by a negative rate variance (change in interest income from incremental yields on earning assets less the change in interest expense from incremental rates on interest-bearing liabilities) of $2.8 million. The rate variance was comprised of a negative rate variance on loans of $4.1 million and interest-bearing deposits of $599,000, offset by positive rate variances on investments of $575,000 and other borrowings of $1.3 million.

The net interest margin for the first nine months of 1996 was 4.51% compared
with 4.65% in the first nine months of 1995.   Excluding Lodi and Reedsburg,
the net interest margin would have been 4.55% for the first nine months of 1996, or an 11 basis point decrease compared to the same period in 1995.

The interest rate spread (difference between yield on earning assets and rate on interest-bearing liabilities) decreased 13 basis points to 3.71% from 3.84% compared to the first nine months of 1995. The yield on earning assets decreased by 8 basis points while the rate on interest-bearing liabilities increased by 5 basis points. The contribution from net free funds also decreased, by 1 basis point. Combined, these factors decreased net interest margin by 14 basis points.

Average earning assets increased $440 million in the first nine months of 1996 over the first nine months of 1995. Average loans grew $422 million, in the first nine months of 1996 compared to the first nine months of 1995.

The growth in average loans in the first nine months of 1996 of $422 million was funded by increased time deposits (personal CDs and brokered CDs) of $231 million ($19 million from brokered CDs), increased Savings/NOW/MMA balances of $92 million, increased wholesale borrowings (funds purchased, repurchase agreements and FHLB borrowings and long-term borrowings) of $58 million and increased net free funds of $58 million offset by higher volumes of investments and short-term investments of $17 million.

ALLOWANCE FOR LOAN LOSSES

The loan loss provision for the third quarter of 1996 was $1.0 million, an increase of $139,000 from the second quarter of 1996 and an increase of $334,000 over the third quarter of 1995. The provision for the first nine months of 1996 was $3.1 million, compared to $2.4 million in the first nine months of 1995. The increase in loan loss provision is attributable to the growth in total loans outstanding as the allowance is maintained above 1.50% of outstanding loans.

                      Provision for Possible Loan Losses
                               Quarterly Trends
                               ($ in Thousands)
-------------------------------------------------------------------------------
                           3rd Qtr.   2nd Qtr.   1st Qtr.   4th Qtr.   3rd Qtr.
                             1996       1996       1996       1995       1995

-------------------------------------------------------------------------------
Provision - Quarter         $1,011       $872     $1,172     $1,888       $677

Provision - Year to Date     3,055      2,044      1,172      4,291      2,403

Net Charge-offs - Quarter      456        915         49        925        740

Net Charge-offs - Year       1,420        964         49      2,057      1,132

Allowance at Period End     46,760     46,049     46,092     41,614     40,651

Allowance at Period
  End Loans                   1.51%      1.52%      1.57%      1.51%      1.52%

Net Charge-offs to
  Average Loans
  (Annualized)-Quarter         .06%       .12%       .01%       .14%       .11%

Net Charge-offs to
  Average Loans
  (Annualized)-Year            .06%       .07%       .01%       .08%       .06%
-------------------------------------------------------------------------------

As of September 30, 1996, the allowance for possible loan losses of $46.7 million represented 1.51% of total outstanding loans, the same as the 1.51% reported at December 31, 1995, and down slightly from 1.52% at September 30, 1995.

Charge-offs for the quarter ending September 30, 1996 of $798,000 were reduced by recoveries of $342,000 creating net charge-offs of $456,000. This compares to net charge-offs of $740,000 in the third quarter of 1995 and net charge-offs of $915,000 in the second quarter of 1996.

Net charge-offs to average loans of .06% (annualized) in the third quarter of 1996 compares to net charge-offs .12% (annualized) in the second quarter of 1996 and .11% (annualized) in the third quarter of 1995. Net charge-offs to average loans for the first nine months of 1996 of .06% compares to .06% for the first nine months of 1995.

NONPERFORMING LOANS

Management is committed to an aggressive non-accrual and problem loan identification philosophy. This philosophy is embodied through the monitoring and reviewing of credit policies and procedures to ensure that all problem loans are identified quickly and the risk of loss is minimized.

Nonperforming loans are considered a leading indicator of future loan losses. Nonperforming loans are defined as non-accrual loans, loans 90 days or more past due but still accruing and restructured loans.

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

Total nonperforming loans at September 30, 1996 were $20.2 million, an increase of $2.0 million from December 31, 1995 ($291,000 of the increase is attributable to Lodi and Reedsburg). The ratio of nonperforming loans to total loans at September 30, 1996 was .65% compared to .66% at December 31, 1995 and
 .70% at September 30, 1995. Other real estate owned totaled $1.7 million at September 30, 1996 compared with $1.6 million at December 31, 1995 and $1.9 million at September 30, 1995.












                   Nonperforming Loans and Other Real Estate
                               ($ in Thousands)
-------------------------------------------------------------------------------
                              9/30/96   6/30/96   3/31/96   12/31/95   9/30/95
                              -------   -------   -------   --------   -------
Nonaccrual Loans              $17,939   $15,156   $14,797    $15,105   $15,744

Accruing Loans Past
  Due 90 Days or More           1,646     3,442     2,172      1,320     1,751

Restructured Loans                576     1,325     1,180      1,704     1,228
                                -----     -----     -----      -----     -----
Total Nonperforming Loans     $20,161   $19,923   $18,149    $18,129   $18,723

Nonperforming Loans as
  a Percent of Loans              .65%      .66%      .62%       .66%      .70%

Other Real Estate Owned        $1,727    $1,833    $1,083     $1,600    $1,899
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

At September 30, 1996, the recorded investment in impaired loans totaled $17.1 million. Included in this amount is $14.2 million of impaired loans that do not require a related allowance for possible loan losses and $1.0 million of impaired loans for which the related allowance for possible loan losses totaled $2.9 million. The average recorded investment in impaired loans during the nine months ended September 30, 1996, was approximately $13.4 million.
Interest income recognized on a cash basis on impaired loans during the first nine months of 1996 totaled $553,000.

The following table shows, for those loans accounted for on a non-accrual basis and restructured loans for the nine months ended September 30, 1996, the gross interest that would have been recorded if the loans had been current in accordance with their original terms and the amount of interest income that was included in net income for the period.
                                                              For the Nine
                                                              Months Ended
                                                           September 30, 1996
-------------------------------------------------------------------------------
                                                            ($ in Thousands)
-------------------------------------------------------------------------------
Interest income in accordance with original terms              $ 1,508
Interest income recognized                                         614
                                                                 -----
Reduction in interest income                                   $   894
                                                                   ===
-------------------------------------------------------------------------------
Potential problem loans are loans where there are doubts as to the ability of the borrower to comply with present repayment terms. The decision of management to place loans in this category does not necessarily mean that the corporation expects losses to occur, but that management recognizes that a higher degree of risk is associated with these performing loans.

At September 30, 1996, potential problem loans totaled $55.2. The loans that have been reported as potential problem loans are not concentrated in a particular industry, but rather cover a diverse range of businesses, e.g. communications, wholesale trade, manufacturing, finance/insurance/real estate, and services. Management does not presently expect significant losses from credits in this category.

LOAN CONCENTRATIONS

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. The Corporation's loans are widely diversified by borrower, industry group and area. At September 30, 1996, no concentrations existed in the Corporation's loan portfolio in excess of 10% of total loans.

Real estate construction loans at September 30, 1996, totaled $200.3 million or only 6.5% of loans while agricultural loans were 1.1% of total loans.

As of September 30, 1996, the Corporation did not have any cross-border outstandings to borrowers in any foreign country where such outstandings exceeded 1% of total assets.

NONINTEREST INCOME

Third Quarter 1996 compared to Second Quarter 1996:

Noninterest income decreased $3,000 in the third quarter of 1996 when compared to the second quarter of 1996. Excluding investment security gains, noninterest income decreased $19,000, or 0.1% during the same time period. Income from mortgage banking activities decreased $165,000 and retail investment income decreased $137,000 in the third quarter while service charges on deposit accounts and miscellaneous other income increased $202,000 and $105,000, respectively.














                              Noninterest Income
                               Quarterly Trends
                               ($ in Thousands)
-------------------------------------------------------------------------------
                                 3rd Qtr. 2nd Qtr. 1st Qtr. 4th Qtr. 3rd Qtr.
                                   1996     1996     1996     1995     1995
-------------------------------------------------------------------------------
Trust Servicing Fees              $6,175   $6,199   $6,160   $5,897   $5,460

Service Charges on Deposit
  Accounts                         3,218    3,016    2,988    2,940    3,022

Mortgage Banking Activity          2,913    3,078    3,737    2,590    2,451

Retail Investment Income             628      765      632      563      525

Other                              2,605    2,500    2,431    2,369    2,888
                                   -----    -----    -----    -----    -----
Noninterest income excluding
  securities gains                15,539   15,558   15,948   14,359   14,346

Investment Security Gains, Net        52       36      340      104       92
                                   -----    -----    -----    -----    -----
Total                            $15,591  $15,594  $16,288  $14,463  $14,438
----------------------------------------------------------------------------

Mortgage banking activity includes loan servicing fees, origination fees, underwriting fees and escrow waiver fees as well as the net gain or loss on the sale of mortgage loans to the secondary market. Income from these activities decreased $165,000 in the third quarter of 1996 compared to the second quarter of 1996. Increased revenues from servicing (up $61,000) were offset by lower origination fees ($112,000), underwriting fees ($82,000), escrow waiver fees ($20,000) and gain on sale of loans ($12,000).

Service charges on deposit accounts increased 6.7%, or $202,000 in the third quarter. Increased OD/NSF fees (up $78,000) and service charges on business accounts (up $86,000) account for the majority of the increase.

Retail investment income decreased 17.9%, or $137,000 in the third quarter. The decrease is attributable to lower levels of market activity in the third quarter compared to the second quarter.

Other miscellaneous income, from a variety of sources, increased 4.2%, or $105,000 in the quarter. Areas showing increases were miscellaneous income (insurance recovery of $75,000), EFTS fees ($71,000), installment loan life/health/accident insurance fees ($28,000) and international income ($21,000). These increases were offset by lower nonaffiliate data processing income ($55,000) and miscellaneous commissions and fees ($47,000).

Third Quarter 1996 compared to Third Quarter 1995:

Noninterest income increased $1.2 million, or 8.0%, in the third quarter of 1996 when compared to the third quarter of 1995 (an increase of $938,000, or 6.5%, excluding Lodi and Reedsburg). Excluding investment security gains, noninterest income increased $1.2 million, or 8.3%, during the same time period. The largest contributors to this increase were trust service fees ($715,000), mortgage banking activity ($461,000), service charges on deposit accounts ($196,000) and retail investment income ($103,000) offset by a decrease in other miscellaneous income of $282,000.

Trust fees grew 13.1%. This increase is reflective of the general market conditions prevalent during the past two years.

Income from mortgage banking activity increased 18.8%, or $461,000, in the third quarter of 1996 compared to the same period last year. This increase was attributable to increased fees from larger servicing and origination volumes, as well as the adoption of SFAS 122 on January 1, 1996. The increase in servicing and origination volumes reflect strong residential lending markets during the last 15 months as well as the added volumes from the acquisition of Great Northern Mortgage in July of 1995. As a result of adopting SFAS 122, internally originated rights to service mortgage loans for others are now capitalized and amortized over the expected life of the loan servicing arrangement. The increase in income from mortgage banking activities was from servicing fees ($216,000), underwriting fees ($4,000) and gain on sale of loans to the secondary market ($492,000) offset by lower origination fee income ($244,000) and escrow waiver fees ($7,000). The impact of the adoption of SFAS 122 is a component of the increase from the gain on sale of loans.

Service charges on deposit accounts increased 6.5%, or $196,000, over the third quarter of 1995. The increase is attributable to higher OD/NSF fees (up $118,000), service charges on personal accounts (up $49,000) and service charges on business accounts (up $30,000).

Retail investment income increased by 19.6%, or $103,000, over the third
quarter of 1995.   The addition of new offices and staff helped account for
this large increase.

Other miscellaneous income decreased by $282,000, or 9.8%, when compared to the third quarter of 1995. Items contributing to this decrease were lower non-affiliate data processing income (down $208,000), real estate loan commitment fees (down $121,000), miscellaneous check charge income (down $75,000) and miscellaneous operating lease income (down $50,000). Offsetting these decreases were higher levels of international banking income (up $44,000) and EFTS fees (up $38,000).

YTD Third Quarter 1996 compared to YTD Third Quarter 1995:

Noninterest income increased $6.6 million, or 16.1%, in the first nine months of 1996 when compared to the same period last year (increased $4.8 million, or 11.7%, excluding Lodi, Reedsburg and Great Northern Mortgage). Excluding investment security gains, noninterest income increased $6.4 million, or 15.7%, during the same time period. The largest contributors to this increase were mortgage banking activity ($4.5 million), trust fees ($2.2 million), retail investment income ($488,000) and service charges on deposit accounts ($348,000) offset by a decrease in other miscellaneous income of $1.2 million.

Income from mortgage banking activity increased 86.6%, or $4.5 million, in the first nine months of 1996 compared to the same period last year. This large increase was attributable to increased fees from larger servicing and origination volumes, as well as the adoption of SFAS 122 on January 1, 1996. The increase in servicing and origination volumes reflect the general market conditions during the last 15 months as well as the added volumes from the acquisition of Great Northern Mortgage in July of 1995. As a result of adopting SFAS 122, internally originated rights to service mortgage loans for others are now capitalized and amortized over the expected life of the loan servicing arrangement. The substantial increase in income from mortgage banking activities was from servicing fees ($1.1 million), origination fees ($526,000), underwriting fees ($533,000), escrow waiver fees ($121,000) and gain on sale of loans to the secondary market ($2.2 million). The impact of the adoption of SFAS 122 is a component of the increase from the gain on sale of loans.

Trust fees grew 13.4%. This increase is reflective of the general market conditions prevalent during the past two years.

Retail investment income increased by 31.8%, or $488,000, over the first nine months of 1995. The addition of new offices and staff helped account for this large increase.

Service charges on deposit accounts increased 3.9%, or $348,000, over the first nine months of 1995. The increase is attributable to higher OD/NSF fees (up $188,000) and business overdrafts (up $200,000).

Other miscellaneous income decreased by $1.2 million, or 13.3%, when compared to the first nine months of 1995. A $1.0 million insurance recovery was booked in the first nine months of 1995. Additionally, non-affiliate data processing income decreased by $393,000. This decrease was offset by international income (up $68,000), miscellaneous commissions and fees (up $151,000) and real estate loan late fees (up $127,000).

NONINTEREST EXPENSE

Third Quarter 1996 compared to Second Quarter 1996:

Total noninterest expense decreased $2,000 in the third quarter of 1996 when compared to the second quarter of 1996. Equipment rentals, depreciation and maintenance expense increased $216,000 while salaries and employee benefits expense decreased $150,000 and stationery and supplies decreased $107,000.















                              Noninterest Expense
                               Quarterly Trends
                               ($ in Thousands)
-------------------------------------------------------------------------------
                                 3rd Qtr. 2nd Qtr. 1st Qtr. 4th Qtr. 3rd Qtr.
                                   1996     1996     1996     1995     1995
-------------------------------------------------------------------------------
Salaries and Employee Benefits  $18,563   $18,713  $18,696  $17,391  $17,422

Net Occupancy Expense             2,796     2,831    2,748    2,500    2,652

Equipment Rentals, Depreciation
  and Maintenance                 2,037     1,821    1,882    1,658    1,635

Data Processing Expense           2,076     2,018    2,104    1,909    2,091

Stationery and Supplies             755       862      825      808      742

Business Development and
  Advertising                       876       872      878      806      721

FDIC Expense                         14        24       12      331       35

Other                             7,345     7,319    8,080    7,489    7,105
                                 ------     -----    -----    -----    -----
Total                           $34,462   $34,460  $35,225  $32,892  $32,403
----------------------------------------------------------------------------

Equipment rentals, depreciation and maintenance expense increased 11.9%, or $216,000, in the third quarter. The increase is attributable to the increased depreciation on computer equipment purchased related to Project Associated (as described below) (up $143,000) and increased equipment repair expense (up $61,000).

Full-time salaries and commissions/incentives decreased, in total, $226,000 in the third quarter. This accounted for the 0.8% decrease, or $150,000, in total salaries and employee benefits expense.

                                Expense Control
                                Quarterly Trends
-------------------------------------------------------------------------------
                                 3rd Qtr. 2nd Qtr. 1st Qtr. 4th Qtr. 3rd Qtr.
                                   1996     1996     1996     1995     1995
-------------------------------------------------------------------------------
Efficiency Ratio - Quarter         57.86%   58.84%   60.59%   59.45%   59.56%
Efficiency Ratio - Year            59.08%   59.71%   60.59%   60.84%   61.32%

Expense Ratio - Quarter             1.94%    1.99%    2.06%    2.09%    2.07%
Expense Ratio - Year                1.99%    2.02%    2.06%    2.19%    2.23%
------------------------------------------------------------------------------
The efficiency ratio improved to 57.86% for the third quarter of 1996 compared to 58.84% for the second quarter of 1996. The improvement from the second quarter of 1996 was due to noninterest expenses remaining stable while net tax-equivalent income grew by 1.7%.

The expense ratio improved to 1.94% for the third quarter of 1996 compared to 1.99% for the second quarter of 1996.

Third Quarter 1996 compared to Third Quarter 1995:

Total noninterest expense increased $1.2 million, or 8.0%, in the third quarter of 1996 when compared to the third quarter of 1995 (increased $1.1 million, or 3.3%, excluding Lodi and Reedsburg). Categories showing the largest increases were salaries and employee benefits ($1.1 million), equipment rentals, depreciation and maintenance expense ($402,000), other expense ($240,000), occupancy expense ($144,000) and business development and advertising expense ($155,000). In previous reports, we have commented on the Corporation's continued focus on improving service to its customers as well as achieving internal productivity gains. As an outgrowth of this strategy, the Corporation is in the midst of a project consolidating procedures and processes internally known as "Project Associated", which involves the transition to an organization-wide service bureau processing model. This effort is an integral part of a six-year contract signed in 1995 with our strategic technology partner, EDS Corporation. Project Associated will result in a new $7 million processing facility and the installation of equipment and software network-wide. The $17.6 million investment in premises and equipment through the first nine months of 1996 as reflected in the Consolidated Statement of Cash Flows is primarily related to Project Associated. It is anticipated that the majority of the consolidation and conversion effort will be completed in mid-1997. Project Associated is currently proceeding according to our plans. However, in the event that implementation takes longer than planned, requires additional resources, or projected cost reductions are not achieved as scheduled, noninterest expense may increase during the succeeding quarters.
The following discussion refers to items affected by Project Associated.

Salaries and Benefits increased 6.5%, or $1.1 million, over the third quarter of 1995 (3.4%, or $585,000, excluding the impact of Lodi and Reedsburg). The increase was in base salary expense ($841,000), overtime/contract help and severance ($137,000), and profit sharing expense as a result of higher levels of earnings ($140,000).

Net occupancy expense increased $144,000, or 5.4%, over the third quarter of 1995. This increase is attributable to higher costs associated with additional building maintenance and depreciation (up $106,000).

Equipment rentals, depreciation and maintenance increased from the third quarter of 1995 by $402,000, or 24.6%. The increase is attributable to higher depreciation and maintenance costs associated with the equipment purchased as part of Project Associated (depreciation on computers and equipment up $395,000).

Other noninterest expense increased $240,000 in the third quarter of 1996 when compared to the third quarter of 1995. The increase is attributable to increased mortgage servicing rights amortization of $109,000, consultant fees of $430,000, clerical services of $116,000, postage of $87,000, association dues of $67,000 and legal/professional of $61,000.

The efficiency ratio improved to 57.86% for the third quarter of 1996 compared to 59.56% for the same period last year. The expense ratio improved to 1.94% for the third quarter of 1996 compared to 2.07% for the third quarter of 1995.

YTD Third Quarter 1996 compared to YTD Third Quarter 1995:

Total noninterest expense increased $7.0 million, or 7.2%, in the first nine months of 1996 when compared to the same period in 1995 (increased $3.1 million, or 3.2%, excluding Lodi, Reedsburg and Great Northern Mortgage). Categories showing the largest increases were salaries and employee benefits ($5.2 million), other miscellaneous expense ($3.4 million), occupancy expense ($409,000) and equipment rentals, depreciation and maintenance ($797,000). Offsetting these increases were significantly lower FDIC insurance premiums ($3.2 million).

Salaries and Benefits increased 10.2% over the first nine months of 1995 (5.4% excluding the impact of Lodi, Reedsburg and Great Northern Mortgage). The increase was in base salary expense ($3.5 million), commissions paid to individuals with sales based salaries ($572,000), profit sharing expense as a result of higher levels of earnings ($485,000), 401k expense ($98,000) and FICA taxes ($245,000).

Net occupancy expense increased $409,000, or 4.2%, over the first nine months of 1995 (increased 2.0%, or $156,000, excluding the impact of Lodi, Reedsburg and Great Northern Mortgage). This increase is primarily attributable to increased building maintenance and depreciation (up $200,000).

Equipment rentals, depreciation and maintenance increased from the first nine months of 1995 by $797,000, or 16.1% (increased 12.1%, or $599,000, excluding
Lodi, Reedsburg and Great Northern Mortgage). The increase is attributable to higher depreciation and maintenance costs associated with the equipment purchased as part of Project Associated (depreciation on computers and equipment up $893,000), higher equipment repair expense ($134,000) offset by lower depreciation expense on furniture and fixtures (down $229,000).

Other noninterest expense increased $3.4 million in the first nine months of 1996 when compared to the same period in 1995. The increase is attributable to increased MSR amortization of $983,000, consultant fees of $541,000, donations ($183,000), clerical services ($208,000), legal and professional ($131,000), telephone and communication ($175,000) and higher expenses relating to loan recording/unreimbursed fees of $153,000.

The significant decrease in FDIC expense from the first nine months of 1995 reflects the reduced FDIC premium charted to banks in 1996.

The YTD efficiency ratio for 1996 improved to 59.08% compared to 61.32% for the same period last year. The YTD expense ratio for 1996 improved to 1.99% compared to 2.23% for the same period last year.

INCOME TAXES

Income tax expense increased 16.4% over the first nine months of 1995, slightly lower than the increase of 17.3 % in income before taxes. The effective tax rate remained fairly consistent with previous quarters at 35.7%.

                              Income Tax Expense
                               Quarterly Trends
                               ($ in Thousands)
-------------------------------------------------------------------------------
                                 3rd Qtr. 2nd Qtr. 1st Qtr. 4th Qtr. 3rd Qtr.
                                   1996     1996     1996     1995     1995
-------------------------------------------------------------------------------
Income Before Taxes               22,803   21,862   20,728   19,557   20,249

State Tax Expense                  1,354    1,289    1,212    1,301    1,236

Federal Tax Expense                6,789    6,444    6,122    6,035    6,193

Total Income Tax Expense           8,143    7,733    7,334    7,336    7,429

Effective Tax Rate                 35.71%    35.4%    35.4%    37.5%    36.7%
------------------------------------------------------------------------------

BALANCE SHEET

September 30, 1996 compared to June 30, 1996

During the third quarter of 1996, total assets increased $119 million (approximately $80 million excluding the impact of Mid-America). Loans increased $65 million (8.7% annualized growth). The loan growth was in commercial and other ($30 million), real estate mortgage ($27 million) and consumer ($10 million). This loan growth was funded through increased interest-bearing deposits of $18 million, increased short-term and long-term borrowings of $34 million, and higher net free funds of $28 million offset by higher balances of investment and short-term investment balances of $15 million

September 30, 1996 compared to December 31, 1995

During the first nine months of 1996, total assets increased $375 million ($125 million, or 4.3% annualized growth, excluding the impact of Lodi, Reedsburg and Mid-America) to $4.282 billion. Loans increased $342 million ($185 million excluding the impact of Lodi and Reedsburg, or 9.1% growth on an annualized basis). The loan growth was in commercial and other ($191 million), real estate mortgage ($114 million) and consumer ($37 million). This loan growth was funded through increased interest-bearing deposits of $266 million, increased short-term and long-term borrowings of $58 million and higher net free funds of $18 million.

September 30, 1996 compared to  September 30, 1995

Over the past twelve months total assets increased $531 million ($281 million, or 7.5%, excluding the impact of Lodi, Reedsburg and Mid-America) to $4.282 billion. Loans increased $413 million ($255 million excluding the impact of Lodi, Reedsburg and Mid-America, or 9.7% growth). The $413 million of loan growth was in commercial and other ($242 million), real estate mortgage ($123 million) and consumer ($48 million). The loan growth was funded through increased interest-bearing deposits of $272 million, increased short-term and long-term borrowings of $114 million and higher net free funds of $64 million, offset by higher balances of investments and short-term investments of $37 million.

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

Deposit growth is the primary source of liquidity at the banking subsidiaries. Interest-bearing deposits increased $266 million from December 31, 1995 to September 30, 1996, while noninterest-bearing deposits fell $10 million from the seasonally high year-end balance.

As of September 30, 1996, the securities portfolio contained $396.7 million at amortized cost of U.S. Treasury and federal agency securities available for sale, representing 48.6% of the total securities portfolio. These government securities are highly marketable and had a market value equal to 99.7% of amortized cost at quarter end.

Money market investments, consisting of federal funds sold, securities purchased under agreements to resell, and interest-bearing deposits in other financial institutions, averaged $18.2 million in the third quarter of 1996 compared to $51.8 million during the same period in 1995. Being short-term and liquid by nature, money market investments generally provide a lower yield than other earning assets. The Corporation has a strategy of maintaining a sufficient level of liquidity to accommodate fluctuations in funding sources and will periodically take advantage of specific opportunities to temporarily invest excess funds at narrower than normal rate spreads while still generating additional net interest income. At September 30, 1996, the Corporation had $17.8 million outstanding in short-term money market investments, serving as an essential source of liquidity. The amount at quarter end represents .4% of total assets compared to 1.2% at December 31, 1995.

Short-term borrowings totaled $422.1 million at September 30, 1996, compared with $363.7 million at the end of 1995. Within the classification of short-term borrowings are federal funds purchased and securities sold under agreements to repurchase. Federal funds are purchased from a sizeable network of correspondent banks while securities sold under agreements to repurchase are obtained from a base of individual, business and public entity customers.

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

Liquidity is also necessary at the parent company level. The parent company's primary sources of funds are dividends and service fees from subsidiaries, borrowings and proceeds from the issuance of equity. The parent company manages its liquidity position to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries and satisfy other operating requirements. Dividends received from subsidiaries totaled $29.9 million in the first nine months of 1996 and will continue to be the parent's main source of long-term liquidity.

At September 30, 1996, the parent company had $110 million of established lines of credit with non-affiliated banks, of which $64 million was in use. The parent company also has access to funds from the issuance of the Corporation's commercial paper, although such funds are also downstreamed to the nonbank subsidiaries. Commercial paper outstanding at September 30, 1996, totaled $2.4 million.

The Corporation s long-term debt to equity ratio at September 30, 1996, was 5.7%, compared to 6.5% at December 31, 1995. This decrease is mainly attributable to FHLB advances which were reclassed from long-term to short-term borrowings due to remaining maturities of less than one year.

Management believes that, in the current economic environment, the Corporation's subsidiary and parent company liquidity positions are adequate. There are no known trends nor any known demands, commitments, events or uncertainties that will result or are reasonably likely to result in a material increase or decrease in the Corporation's liquidity.

CAPITAL

Stockholders' equity at September 30, 1996 increased 11.1% , or $41.1 million, to $381.4 million or $20.77 per share, compared with $340.3 million, or $19.46 per share, at December 31, 1995. Equity to assets at September 30, 1996 remains strong at 8.91%, with the Tier 1 leverage ratio climbing to 8.28%. The increase in equity of $41.1 million since December 31, 1995 is attributable to $7.6 million from the Lodi acquisition, $8.8 million from the Reedsburg acquisition, $26.9 million of retained earnings, $704,000 from the exercise of stock options reduced by $1.5 million for the change in the equity portion of the SFAS 115 adjustment and $1.3 million for Treasury stock purchases.

Cash dividends of $.29 per share were paid in the third quarter of 1996, representing a payout ratio of 36.25%. Compared to the same period last year, a cash dividend of $.27 per share was paid, representing a payout ratio of 36.99%. On a YTD basis, the cash dividend paid in 1996 was $.85 compared to $.70 per share paid in the same period last year, a 21.4% increase.







                                    Capital
                               Quarterly Trends
                               ($ in Thousands)
-------------------------------------------------------------------------------
                                 3rd Qtr. 2nd Qtr. 1st Qtr. 4th Qtr. 3rd Qtr.
                                   1996     1996     1996     1995     1995
-------------------------------------------------------------------------------
Stockholders' Equity            $381,428 $371,392 $364,046 $340,294 $329,989

Average Equity to Average Assets    8.94%    8.90%    8.89%    8.91%    8.75%

Equity to Assets - Period End       8.91%    8.92%    8.91%    8.71%    8.80%

Tier 1 Capital to Risk Weighted
  Assets - Period End              10.75%   10.66%   10.55%   10.57%   10.55%

Total Capital to Risk Weighted
  Assets - Period End              12.00%   11.91%   11.81%   11.82%   11.81%

Tier 1 Leverage Ratio -
  Period End                        8.34%    8.24%    8.15%    8.05%    7.93%

Market Value Per Share -
  Period End                      $40.38   $38.75   $37.75   $40.94   $36.75

Book Value Per Share -
  Period End                      $20.77   $20.21   $19.82   $19.46   $18.89

Market Value Per Share to
  Book Value Per Share             194.4%   191.7%   190.5%   210.4%   194.5%

Dividends Per Share -
  This Quarter                      $.29     $.29     $.27     $.27     $.27
Dividends Per Share -
  Year to Date                      $.85     $.56     $.27     $.97     $.70

Earnings Per Share -
  This Quarter                      $.80     $.77     $.73     $.70     $.73
Earnings Per Share -
  Year to Date                     $2.30    $1.50     $.73    $2.75    $2.05

Dividend Payout Ratio -
  This Quarter                     36.25%   37.66%   36.99%   38.57%   36.99%
Dividend Payout Ratio -
  Year to Date                     36.96%   37.33%   36.99%   35.27%   34.15%
-------------------------------------------------------------------------------

As of September 30, 1996, the Corporation's tier 1 risk-based capital ratio, total risk-based capital (tier 1 and tier 2) ratio and tier 1 leverage ratio were well in excess of regulatory minimums. Management of the Corporation expects to continue to exceed the minimum standards in the future.

Similar capital guidelines are also required of the individual banking subsidiaries of the Corporation. As of September 30, 1996, each banking subsidiary exceeded the minimum ratios for tier 1 capital, total capital and the tier 1 leverage ratio.

Management actively reviews capital strategies for the Corporation and each of its subsidiaries to ensure that capital levels are appropriate based on the perceived business risks, future growth opportunities, industry standards and regulatory requirements.

RECENT DEVELOPMENTS

On November 7, 1996, the Corporation announced the signing of a definitive agreement under which the Corporation would acquire the $79 million-asset Centra Financial, Inc., and its subsidiary, Central Bank of West Allis, in a stock-for-stock merger transaction. The transaction, which is contingent upon approval by regulatory authorities and the shareholders of Centra Financial, Inc., is expected to be completed in the first quarter of 1997.

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










                            ASSOCIATED BANC-CORP
                        PART II - OTHER INFORMATION


ITEM 6:  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         (11) Statements re Computation of Per Share Earnings

(b)      Reports on Form 8-K:

         There were no reports on Form 8-K filed for the nine months ended September 30, 1996.









































                            ASSOCIATED BANC-CORP
                                EXHIBIT (11)
                Statement Re Computation of Per Share Earnings

                                       September 30, 1996    September 30, 1995
                                       ------------------    ------------------
As Reported:

Net income                                $ 42,181,892          $ 35,807,634
Weighted average common
  shares outstanding                        18,361,457            17,470,691
Net income per share                             $2.30                 $2.05

Primary:

Net income                                $ 42,181,892          $ 35,807,634
Weighted average common
  shares outstanding                        18,361,457            17,470,691
Common stock equivalents                       240,092               176,363
Adjusted weighted average
  common shares outstanding                 18,601,549            17,647,054
Net income per share                             $2.27                 $2.03

Fully Diluted:

Net income                                $ 42,181,892          $ 35,807,634
Weighted average common
  shares outstanding                        18,361,457            17,470,691
Common stock equivalents                       266,487               275,115
Adjusted weighted average
  common shares outstanding                 18,627,944            17,745,806
Net income per share                             $2.26                 $2.02

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

                                    ASSOCIATED BANC-CORP
                                    -------------------------------------
                                    (Registrant)


                                    /s/ Harry B. Conlon
Date:  November 14, 1996            --------------------------------------
                                        Harry B. Conlon
                                        Chairman & Chief Executive Officer

                                    /s/ Joseph B. Selner
Date:  November 14, 1996            --------------------------------------
                                        Joseph B. Selner
                                        Principal Financial Officer


                            INDEX TO EXHIBITS

     Exhibit No.                                                       Page No.
     -----------                                                       --------

        (11)      Computations of Earnings Per Share and Average
                  Number of Common Shares Outstanding