Form 10-Q/A
period 1996-09-30
ASSOCIATED BANC-CORP
filed 1996-11-15
CIK 7789

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

                                    ASSOCIATED BANC-CORP
                                    -------------------------------------
                                    (Registrant)


                                    /s/ Harry B. Conlon
Date:  November 15, 1996            --------------------------------------
                                        Harry B. Conlon
                                        Chairman & Chief Executive Officer

                                    /s/ Joseph B. Selner
Date:  November 15, 1996            --------------------------------------
                                        Joseph B. Selner
                                        Principal Financial Officer