Form 10-K
period 1996-12-31
ASSOCIATED BANC-CORP
filed 1997-03-21
CIK 7789

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                             ---------------------

                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1996

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period to

                        COMMISSION FILE NUMBER: 0-5519

                             ASSOCIATED BANC-CORP
            (Exact name of registrant as specified in its charter)

               WISCONSIN                             39-1098068
    (State or other jurisdiction of               (I.R.S. employer
    incorporation or organization)

                                                 identification no.)

        112 NORTH ADAMS STREET,                         54301
         GREEN BAY, WISCONSIN                        (Zip code)

      Registrant's telephone number, including area code: (414) 433-3166

    (Address of principal executive
               offices)
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT
                                     NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT
                   COMMON STOCK, PAR VALUE--$0.01 PER SHARE
                               (TITLE OF CLASS)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 10, 1997, 22,436,829 shares of Common Stock were outstanding and the aggregate market value of the voting stock held by non-affiliates of the Registrant was $864,070,940. Excludes $39,011,427 of market value representing the outstanding shares of the Registrant owned by all directors and officers who individually, in certain cases, or collectively, may be deemed affiliates. Includes $94,617,575 of market value representing 10.48% of the outstanding shares of the Registrant held in a fiduciary capacity by the trust departments of four wholly-owned subsidiaries of the Registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                            Part of Form 10-K Into Which
               Document                Portions of Documents are Incorporated

 Proxy Statement for Annual Meeting of                Part III
    Shareholders on April 23, 1997

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              ASSOCIATED BANC-CORP
                        1996 FORM 10-K TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
 PART I
 Item 1.    Business                                                        3
 Item 2.    Properties                                                      5
 Item 3.    Legal Proceedings                                               6
 Item 4.    Submission of Matters to a Vote of Security Holders             6
 PART II
 Item 5.    Market for Registrant's Common Equity and Related
            Stockholder Matters                                             7
 Item 6.    Selected Financial Data                                         8
 Item 7.    Management's Discussion and Analysis of Financial Condition
            and Results of
            Operations                                                      9
 Item 8.    Financial Statements and Supplementary Data                    30
 Item 9.    Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure                                       61
 PART III
 Item 10.   Directors and Executive Officers of the Registrant             61
 Item 11.   Executive Compensation                                         61
 Item 12.   Security Ownership of Certain Beneficial Owners and
            Management                                                     61
 Item 13.   Certain Relationships and Related Transactions                 61
 PART IV
 Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
            8-K                                                            62
 Signatures                                                                64

                                    PART I

ITEM 1 BUSINESS

GENERAL

Associated Banc-Corp (the "Corporation") is a bank holding company registered pursuant to the Bank Holding Company Act of 1956, as amended (the "Act"). It was incorporated in Wisconsin in 1964 and was inactive until 1969 when permission was received from the Board of Governors of the Federal Reserve System to acquire three banks. The Corporation currently owns eleven commercial banks located in Wisconsin and Illinois (the "affiliates") serving their local communities and, measured by total assets held at December 31, 1996, was the third largest commercial bank holding company headquartered in Wisconsin. As of December 31, 1996, the Corporation owned 28 non-banking subsidiaries located in Arizona, Georgia, Illinois, Nevada, and Wisconsin. There was no material change in the nature of the business done by the Corporation or its affiliates and subsidiaries during 1996.

The Corporation, through an affiliate, Associated Banc-Shares, Inc., acquired SBL Capital Bank Shares, Inc. and its wholly owned subsidiary, State Bank of Lodi, and its wholly owned subsidiaries, SBL Management Corp. and Lodi Insurance Agency, Inc., on March 1, 1996. The Corporation, through Associated Banc-Shares, Inc., acquired Greater Columbia Bancshares, Inc. and its wholly owned subsidiary, First National Bank of Portage, and its wholly owned subsidiary, Portage Investments, Inc., on April 5, 1996. Further, on July 19, 1996, the Corporation acquired F&M Bankshares of Reedsburg, Inc. and its wholly owned subsidiary, Farmers and Merchants Bank, and its wholly owned subsidiary, Fusch Corporation. The Corporation, through its subsidiary, Associated Illinois Banc Corp, acquired Mid-America National Bancorp, Inc. and its wholly owned subsidiary, Mid-America National Bank of Chicago, on July 31, 1996, which was merged that same date with Associated Bank Chicago, a subsidiary of the Corporation. On September 27, 1996, the Corporation dissolved Associated Acquisitions Corporation, a corporation operated as a holding company for a captive insurance company, and the insurance company became a direct subsidiary of the Corporation. The Corporation acquired Centra Financial, Inc., and its wholly owned subsidiary, Central Bank of West Allis, and its wholly owned subsidiary, Central Investments, Inc., on February 21, 1997.

SERVICES

The Corporation provides advice and specialized services to the affiliates in various areas of banking policy and operations, including auditing, data processing, marketing/advertising, investments, legal/compliance, personnel services, trust services, risk management, and other financial services functionally related to banking.

Responsibility for the management of the affiliates remains with their respective Boards of Directors and officers. Services rendered to the affiliates by the Corporation are intended to assist the local management of these banks to expand the scope of the banking services offered by them. At December 31, 1996 the affiliated banks operated a total of 96 banking locations in 65 communities.

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

The affiliates provide lending, depository, and related financial services to commercial, industrial, financial, and governmental customers. In the lending area these include term loans, revolving credit arrangements, letters of credit, inventory and accounts receivable financing, real estate construction lending, and international banking services.

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

EMPLOYEES

At December 31, 1996, the Corporation and its affiliates, as a group, had 2,012 full-time equivalent employees.

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

The activities of the Corporation are regulated by the Act. The Act requires prior approval of the Federal Reserve Board (the "Board") before acquiring direct or indirect ownership or control of more than five percent of the voting shares of any bank or bank holding company. The Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994 contains provisions which amended the Act to allow an adequately-capitalized and adequately-managed bank holding company to acquire a bank located in another state as of September 29, 1995. Effective June 1, 1997, interstate branching will be permitted.

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

The FDIC Board of Directors voted December 11, 1996 to finalize a rule lowering the rates on assessments paid to the Savings Association Insurance Fund ("SAIF"), effective as of October 1, 1996. As a result of the special assessment required by the Deposit Insurance Funds Act of 1996 ("Funds Act"), the SAIF was capitalized at the target Designated Reserve Ratio ("DRR") of 1.25% of estimated insured deposits on October 1, 1996. The Funds Act required the FDIC to set assessments in order to maintain the target DRR. The Board has, therefore, lowered the rates on assessments paid to the SAIF, while simultaneously widening the spread between the lowest and highest rates to improve the effectiveness of the FDIC's risk-based premium system. The Board has also established a process, similar to that which was applied to the Bank Insurance Fund ("BIF"), for adjusting the rate schedules for both the SAIF and the BIF within a limited range, without notice and comment to maintain each of the fund balances at the target DRR.

The Funds Act also separates, effective January 1, 1997, the Financing Corporation ("FICO") assessment to service the interest on its bond obligations from the SAIF assessment. The amount assessed on individual institutions by the FICO will be in addition to the amount paid for deposit insurance according to the FDIC's risk-related assessment rate schedules.

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

In April 1996, the Corporation acquired and fully renovated an 85,000 square foot facility in Ashwaubenon, Wisconsin, which is occupied by an affiliate which provides customer service and data processing services to all banking subsidiaries of the Corporation and certain correspondent customers.

The affiliates, as of December 31, 1996, occupied 96 offices in 65 different communities within Wisconsin and northern Illinois. All key facilities, except Associated Bank Milwaukee and Associated Bank Chicago, are owned by the affiliates. Except for the affiliate offices in downtown Milwaukee and Chicago, which are located in the lobbies of multi-story office buildings, all of the banking facilities are free-standing buildings that provide adequate customer parking facilities, including drive-in facilities of various numbers and types for customer convenience. Some banks also have offices in various supermarket locations as well as offices located within retirement community facilities. In addition, the Corporation owns other real property that, when considered in the aggregate, is not material to its financial position.

ITEM 3 LEGAL PROCEEDINGS

Information in response to this item is incorporated by reference to Note 14 "Commitments and Contingent Liabilities--Legal" of the Notes to Consolidated Financial Statements included under Item 8 of this document.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1996.

EXECUTIVE OFFICERS OF THE CORPORATION

Pursuant to General Instruction G of Form 10-K, the following list is included as an unnumbered item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held April 23, 1997.

The following is a list of names and ages of executive officers of the Corporation and affiliates indicating all positions and offices held by each such person and each such person's principal occupation(s) or employment during the past five years. The Date of Election refers to the date the person was first elected an officer of the Corporation or its affiliates. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the Annual Meeting of Shareholders. There are no family relationships among these officers nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. No person other than those listed below has been chosen to become an Executive Officer of the Corporation.

         NAME               OFFICES AND POSITIONS HELD        DATE OF ELECTION
 Harry B. Conlon      Chairman, President, Chief Executive    March 1, 1975
 Age: 61              Officer and Director of Associated
                      Banc-Corp
 Robert C. Gallagher  Vice Chairman and Director of           April 28, 1982
 Age: 58              Associated Banc-Corp; Chairman and
                      Chief Executive Officer of Associated
                      Bank Green Bay (affiliate)
                      Prior to April 1996, Executive Vice
                      President and Director of Associated
                      Banc-Corp; Chairman, President and
                      Chief Executive Officer of Associated
                      Bank Green Bay (affiliate)
 Brian R. Bodager     Senior Vice President, General          July 22, 1992
 Age: 41              Counsel and Corporate Secretary of
                      Associated Banc-Corp
                      Prior to June 1992, Senior Officer of
                      an Ohio-based bank holding company
 Joseph B. Selner     Senior Vice President and Chief         January 25, 1978
 Age: 50              Financial Officer of Associated Banc-
                      Corp
 Arthur E. Olsen, III Vice President--General Auditor of      July 28, 1993
 Age: 45              Associated Banc-Corp
                      Prior to July 1993, Senior manager of
                      a national public
                      accounting firm
 Mary Ann Bamber      Senior Vice President-Director of       January 22, 1997
 Age: 46              Retail Banking of Associated Banc-
                      Corp
                      From January 1996 to January 1997,
                      Independent consultant
                      From January 1996 to January 1997,
                      Senior Officer of an Iowa-based bank
                      Prior to January 1996, Senior Officer
                      of a Minnesota-based holding company
 Robert J. Johnson    Vice President-Director of Human        January 22, 1997
 Age: 51              Resources of Associated Banc-Corp
                      Prior to January 1997, Senior Officer
                      of a Wisconsin manufacturing company

        NAME               OFFICES AND POSITIONS HELD        DATE OF ELECTION
 John P. Evans       President and Director of Associated    August 16, 1993
 Age: 47             Bank North (affiliate)
                     Prior to July 1993, Officer of a
                     Wisconsin bank
 David J. Handy      President, Chief Executive Officer      May 31, 1991
 Age: 57             and Director of Associated Bank,
                     National Association (affiliate)
 Michael B. Mahlik   Executive Vice President, Managing      January 1, 1991
 Age: 44             Trust Officer, and Director of
                     Associated Bank, National Association
                     (affiliate); President, Chief
                     Executive Officer, and Director of
                     Associated Trust Company (subsidiary)
 George J. McCarthy  President and Chief Executive Officer   November 11, 1983
 Age: 46             of Associated Bank Chicago
                     (affiliate)
 Mark J. McMullen    Executive Vice President and Director   June 2, 1981
 Age: 48             of Associated Bank Green Bay
                     (affiliate)
 Randall J. Peterson President and Director of Associated    August 2, 1982
 Age: 51             Bank Green Bay (affiliate)
                     Prior to July 1996, Executive Vice
                     President and Director of Associated
                     Bank Green Bay (affiliate)
 Gary L. Schaefer    President of Associated Bank Madison    March 1, 1995
 Age: 47             (affiliate)
                     Prior to March 1995, Senior Officer
                     of a Wisconsin bank
 Thomas R. Walsh     President and Chief Executive Officer   January 1, 1994
 Age: 39             of Associated Bank Lakeshore
                     (affiliate)
                     From September 1992 to January 1994,
                     Senior Officer of Associated Bank
                     Lakeshore (affiliate)
                     Prior to September 1992, Senior
                     Officer of an Illinois bank
 Gordon J. Weber     President, Chief Executive Officer      December 15, 1993
 Age: 49             and Director of Associated Bank
                     Milwaukee (affiliate); Director of
                     Associated Bank Madison (affiliate)
                     Prior to December 15, 1993,
                     President, Chief Executive Officer
                     and Director of Associated Bank
                     Lakeshore (affiliate)

                                    PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information in response to this item is incorporated by reference to the table "Market Information" on Page 61 and the discussion of dividend restrictions in
Note 11 "Stockholders' Equity" of the Notes to Consolidated Financial Statements included under Item 8 of this document. The Corporation's common stock is currently being traded on the Nasdaq National Market under the symbol ASBC.

The approximate number of equity security holders of record of common stock, $.01 par value, as of March 1, 1997, was 5,000. Certain of the Corporation's shares are held in "nominee" or "street" name and, accordingly, the number of beneficial owners of such shares is not known nor included in the foregoing number.

Payment of future dividends is within the discretion of the Corporation's Board of Directors and will depend, among other factors, on earnings, capital requirements, and the operating and financial condition of the Corporation. At the present time, the Corporation expects that dividends will continue to be paid in the future.

ITEM 6 SELECTED FINANCIAL DATA

TABLE 1: EARNINGS SUMMARY AND SELECTED FINANCIAL DATA(1)

                                        %
                                      CHANGE                                                              5-YEAR
                                       1995                                                              COMPOUND
                                        TO                                                                GROWTH
YEARS ENDED DECEMBER 31,     1996      1996     1995        1994        1993        1992        1991       RATE
-----------------------------------------------------------------------------------------------------------------
                                           (IN THOUSANDS, EXCEPT PER SHARE AND RATIO DATA)
Interest income           $  311,732   11.6  $  279,378  $  231,861  $  219,856  $  237,828  $  257,769     3.9%
Interest expense             142,477   13.9     125,099      88,513      85,094     108,477     141,996     0.1
                         ----------------------------------------------------------------------------------------
Net interest income          169,255    9.7     154,279     143,348     134,762     129,351     115,773     7.9
Less: Provision for
possible loan losses           4,665    8.7       4,291       2,211       5,871      10,707      21,771   (26.5)
                         ----------------------------------------------------------------------------------------
 Net interest income
  after provision for
  possible loan losses       164,590    9.7     149,988     141,137     128,891     118,644      94,002    11.9
                         ----------------------------------------------------------------------------------------
Plus: Noninterest income      65,083   17.6      55,350      50,861      50,955      49,073      42,221     9.0
Less: Noninterest
expense                      140,385    8.0     130,033     124,943     121,354     120,913     113,700     4.3
                         ----------------------------------------------------------------------------------------
 Net noninterest expense      75,302    0.8      74,683      74,082      70,399      71,840      71,479     1.0
                         ----------------------------------------------------------------------------------------
Income before income
taxes and extraordinary
item                          89,288   18.6      75,305      67,055      58,492      46,804      22,523    31.7
Income tax expense            32,044   17.5      27,277      23,487      19,620      14,692       8,471    30.5
Extraordinary item                --     --          --          --          --       1,006          --      --
                         ----------------------------------------------------------------------------------------
NET INCOME                $   57,244   19.2  $   48,028  $   43,568  $   38,872  $   33,118  $   14,052    32.4
                         ----------------------------------------------------------------------------------------
                         ----------------------------------------------------------------------------------------
Earnings per share(2)
 Income before
  extraordinary item      $     2.60   13.5  $     2.29  $     2.08  $     1.89  $     1.61  $      .72    29.4
 Net income               $     2.60   13.5  $     2.29  $     2.08  $     1.89  $     1.67  $      .72    29.4
Cash dividends per
share(2)                  $      .95   17.3  $      .81  $      .71  $      .62  $      .51  $      .48    14.9
Weighted average shares
outstanding                   22,035    5.1      20,967      20,939      20,394      19,916      19,536
                         ----------------------------------------------------------------------------------------
                         ----------------------------------------------------------------------------------------
SELECTED FINANCIAL DATA
Year-End Balance:
Loans, net of unearned
income                    $3,159,853   15.0  $2,747,936  $2,461,595  $2,177,583  $2,122,460  $2,065,149     8.9%
Allowance for possible
loan losses                   47,422   14.0      41,614      39,380      36,296      35,257      31,820     8.3
Investment securities        854,635    7.4     795,709     798,629     748,611     704,227     631,200     6.2
Assets                     4,419,079   12.7   3,922,501   3,628,698   3,266,696   3,246,022   3,177,037     6.8
Deposits                   3,508,041   11.5   3,145,676   2,952,785   2,675,359   2,708,592   2,619,480     6.0
Long-term borrowings          21,130   (4.2)     22,064       8,819      12,848      19,706      39,841   (11.9)
Stockholders' equity         393,145   15.5     340,294     299,286     280,079     235,567     208,114    13.6
Stockholders' equity per
share (2)                      17.84   10.0       16.22       14.28       13.65       11.75       10.50    11.2
                         ----------------------------------------------------------------------------------------
Average for the Year:
Loans, net of unearned
income                    $3,013,909   16.3  $2,591,218  $2,304,230  $2,159,998  $2,109,214  $1,986,018     8.7%
Investment securities        821,655    4.4     786,807     766,484     725,870     648,754     614,671     6.0
Assets                     4,156,440   13.5   3,662,269   3,355,147   3,256,733   3,148,606   2,720,377     8.8
Deposits                   3,325,995   12.2   2,964,126   2,737,712   2,667,097   2,622,983   2,442,647     6.4
Long-term borrowings          27,159   73.5      15,657      11,464      18,352      27,010      39,882    (7.4)
Stockholders' equity         371,911   16.4     319,451     288,284     252,001     220,696     207,121    12.4
                         ----------------------------------------------------------------------------------------
Financial Ratios:
Return on average equity       15.39%             15.03%      15.11%      15.43%      15.01%       6.78%
Return on average assets        1.38               1.31        1.30        1.21        1.05         .52
Net interest margin
(tax-equivalent)                4.53               4.64        4.72        4.69        4.63        4.49
Average equity to
average assets                  8.95               8.72        8.59        7.86        7.01        7.61
Dividend payout ratio          36.54              35.27       34.00       32.31       30.50       66.28
                         ----------------------------------------------------------------------------------------
                         ----------------------------------------------------------------------------------------

(1) All financial data adjusted retroactively for certain acquisitions accounted for using the pooling-of-interests method.
(2) Per share data adjusted retroactively for stock splits and stock dividends (including the 6-for-5 stock split to be effected as a 20% stock dividend declared on January 22, 1997).

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

BUSINESS COMBINATIONS

In July 1995, the Corporation completed the cash acquisition of Great Northern Mortgage Company, a privately owned mortgage company in suburban Chicago. The mortgage company acquisition provided approximately $535 million in mortgage servicing as well as expanding the Corporation's mortgage loan origination capabilities in Chicago and northeast Illinois. The acquisition was accounted for as a purchase, and accordingly, the consolidated financial statements include the results of operations since the date of acquisition.

In August 1995, the Corporation acquired GN Bancorp, Inc., parent company of the $130 million Gladstone-Norwood Trust & Savings Bank in northwest Chicago in a stock for stock merger transaction. The GN Bancorp acquisition was accounted for as a pooling of interests. All consolidated financial information was restated as if the transaction had been effected as of the beginning of the earliest reporting period. The bank was subsequently renamed Associated Bank Gladstone-Norwood. Additionally in the Chicago market, on July 31, 1996, the Corporation completed the cash acquisition of Mid-America National Bancorp Inc., parent company of the $39 million Mid-America National Bank of Chicago, with one office in downtown Chicago. Mid-America National Bank of Chicago was subsequently merged into Associated Bank Chicago. This transaction was accounted for as a purchase, and accordingly, the consolidated financial statements include the results of operations since the date of acquisition. At year-end 1996 total assets in the Chicago market exceeded $442 million.

In April 1996, the Corporation completed the acquisition of Greater Columbia Bancshares, Inc., parent company of $211 million The First National Bank of Portage. This acquisition was accounted for using the pooling-of-interests method. All consolidated financial information was restated as if the transaction had been effected as of the beginning of the earliest reporting period. The bank was subsequently renamed Associated Bank Portage.

The Corporation also completed two other acquisitions that were accounted for using the pooling-of-interests method. However, neither transaction was material to prior years' reported operating results and, accordingly, previously reported prior years' results were not restated. In March 1996, the Corporation completed the acquisition of SBL Capital Bankshares, Inc., parent company of the $68 million The State Bank of Lodi. In July 1996, the Corporation completed the acquisition of the $139 million F&M Bankshares of Reedsburg, Inc., parent company of Farmers & Merchants Bank. The banks were renamed Associated Bank Lodi and Associated Bank Reedsburg, respectively.

On February 21, 1997, the Corporation completed its merger with Centra Financial, Inc., whose principal subsidiary is the $76 million asset Central Bank of West Allis. The total number of shares issued totalled 414,365. The transaction, to be accounted for using the pooling-of-interests method, was not material to prior years' reported operating results and, accordingly, previously reported results will not be restated. The bank was subsequently renamed Associated Bank West Allis.

All per share information has been adjusted to reflect the 5-for-4 stock split, effected in the form of a 25% stock dividend, paid to shareholders on June 15, 1995 and the 6-for-5 stock split declared January 22, 1997, effected in the form of a 20% stock dividend, payable on March 17, 1997 to shareholders of record March 5, 1997.

PERFORMANCE SUMMARY

The Corporation achieved record earnings in 1996. Net income grew to $57.2 million, a 19.2% increase over the $48.0 million earned in 1995. The increase in 1996 net income, excluding the impact of the acquisitions of Lodi, Reedsburg, and Great Northern Mortgage, was $6.3 million, or 13.2%. This followed a 10.2% improvement in 1995 earnings over 1994.

On a per share basis, net income was $2.60 in 1996 compared with $2.29 in 1995, an increase of 13.5%. This followed a 10.0% increase in 1995 per share earnings over 1994.

The improvement in the Corporation's 1996 net income was led by a $15.9 million or 10.0% increase in fully taxable equivalent net interest income. Changes in the volumes of earning assets and interest-bearing liabilities were the major factors for the improvement as average earning assets grew 12.9% combined with 13.7% growth in average interest-bearing liabilities compared with 1995. Fully taxable equivalent interest income in 1996 rose $33.3 million or 11.7% compared with 1995, while interest expense increased $17.4 million or 13.9% between the same periods, resulting in the improvement in 1996 net interest income.

The provision for loan losses was $4.7 million in 1996 compared to $4.3 million in 1995. The increase in provision was related to slightly higher net charge-offs in 1996 compared to 1995 and strong loan growth of 15.0%, requiring a higher provision in 1996 to maintain an adequate allowance for possible loan losses to loans ratio, which was 1.50% at December 31, 1996.

Noninterest income rose 17.6% over 1995 as trust revenues continued to show strong growth, up 13.2% over 1995, and mortgage banking activities up 61.5% over 1995, as a result of larger servicing and origination volumes related to the first full year of operations of Great Northern Mortgage acquired in July 1995, as well as the adoption of SFAS 122 on January 1, 1996. Retail investment income continued to increase, up 34.3% over 1995, as new sales offices were added.

Noninterest expense increased 8.0% over 1995. Excluding the impact of the acquisitions of Lodi, Reedsburg, and Great Northern Mortgage, total noninterest expense increased $5.5 million, or 4.3%. Offsetting a $3.6 million decrease in FDIC premium expense were higher levels of salaries and benefits, mortgage servicing rights amortization, and consulting expenses.

For the year, return on average assets improved to 1.38% compared with 1.31% in 1995. This improvement resulted from an earnings increase of 19.2% that outpaced average asset growth of 13.5%.

Return on average equity (ROE) in 1996 increased to 15.39% compared to 15.03% in 1995. The 1996 ROE was achieved on a larger capital base as a result of the Corporation's strong earnings performance.

Cash dividends paid in 1996 increased 17.3% to $.95 per share compared to $.81 per share in 1995. This followed a 14.1% increase in 1995 dividends over the $.71 per share paid in 1994.

INVESTING IN THE FUTURE

Since 1995 the Corporation has been involved in a study to determine how it could enhance its technology and systems to meet anticipated customer service expectations and improve both the ease of access and quality of its financial services. One of the study recommendations was to consolidate its seven regional processing operations into one center and standardize its processes and procedures.

The Corporation acquired and fully renovated an 85,000 square-foot building in 1996 to house the operational functions. Deposit processing functions were transferred to the new center in the 1996 fourth quarter. Loan and other processes will be consolidated at the center in 1997, and the Corporation will be converting to new technology, in many of its major systems, with its long-term technology partner, EDS Corporation. In the last half of 1997, the Corporation will begin consolidating and converting the banks it acquired over the past 18 months into these new systems.

The Corporation has already invested $20 million in new facilities and equipment of the expected $25 million investment in this project. The expenses related to the project are expected to temper 1997 earnings growth to the 6-8 percent range, however, the Corporation anticipates achieving or exceeding its 5-year published financial goals.

The Corporation believes that this project will enable it to continue to be competitive in the market place. While it believes that it has always been an efficient company, the new processes, when fully implemented, should increase its efficiency and eliminate expenses related to operating separate processing functions in each of its banking regions.

NET INTEREST INCOME

Net interest income is the largest component of the Corporation's operating income (net interest income plus other noninterest income), accounting for 72.2% of 1996 total operating income, compared to 73.6% and 73.8% in 1995 and 1994, respectively. Net interest income represents the difference between interest earned on loans, securities and other earning assets, and the interest expense associated with the deposits and borrowings that fund them. Interest rate fluctuations together with changes in the volume and types of earning assets and interest-bearing liabilities combine to affect total net interest income. The remainder of this analysis discusses net interest income on a fully tax-equivalent ("FTE") basis in order to provide comparability among the types of interest earned.

Net interest income on a FTE basis reached $174.6 million in 1996, an increase of 10.0% over the 1995 level of $158.7 million. The increase in 1996 net interest income, excluding the impact of the acquisitions of Lodi, Reedsburg, and Great Northern Mortgage, was $8.4 million, or 5.3%. Net interest margin, or FTE net interest income as a percent of total average earning assets, decreased to 4.53% in 1996 from the 4.64% recorded for 1995. The strong growth in earning assets more than offset the 11 basis point decline in net interest margin, creating the $15.9 million increase in net interest income. The $11.2 million increase in 1995 FTE net interest income over 1994 was volume related as average earning assets grew by 9.5% and average interest-bearing liabilities increased by 10.9%.

Average loans outstanding grew from $2.59 billion in 1995 to $3.01 billion in 1996, an increase of 16.3%. The increase in 1996 average loans, excluding the impact of the acquisitions of Lodi, Reedsburg, and Great Northern Mortgage, was $271.6 million, or 10.5%. This followed the 12.5% growth from 1994 to 1995. The ratio of average loans to average total assets grew from 70.8% in 1995 to 72.5% in 1996. This followed a similar change from 68.7% in 1994. These changes in asset mix to greater loan composition have provided a source of higher yielding assets, which aided in the overall improvement in net interest income in 1995 and 1996.

TABLE 2: AVERAGE BALANCES AND INTEREST RATES (INCOME AND RATES ON A TAX-EQUIVALENT BASIS)

                                                      YEARS ENDED DECEMBER 31,
                   --------------------------------------------------------------------------------------------
                                    1996                         1995                         1994
                   --------------------------------------------------------------------------------------------
                          AVERAGE             AVERAGE  AVERAGE             AVERAGE  AVERAGE             AVERAGE
                          BALANCE    INTEREST  RATE    BALANCE    INTEREST  RATE    BALANCE    INTEREST  RATE
                   --------------------------------------------------------------------------------------------
                                                           (IN THOUSANDS)
ASSETS
Earning assets:
Loans, net of unearned
income(1)(2)(3)          $3,013,909  $262,625  8.71%  $2,591,218  $231,591  8.94%  $2,304,230  $188,037  8.16%
Investment securities:
 Taxable                    644,467    39,986  6.20      639,105    38,857  6.08      636,798    36,223  5.69
 Tax-exempt(1)              177,188    13,174  7.44      147,702    11,046  7.48      129,686     9,571  7.38
Interest-bearing
deposits in other
financial institutions        1,085        65  5.99          691        50  7.09        1,051        46  4.38
Federal funds sold and
securities purchased
under agreements to
resell                       20,848     1,220  5.85       39,070     2,263  5.79       50,745     2,138  4.21
                   --------------------------------------------------------------------------------------------
Total earning assets      3,857,497  $317,070  8.22%   3,417,786  $283,807  8.30%   3,122,510  $236,015  7.56%
                   --------------------------------------------------------------------------------------------
Allowance for possible
loan losses                 (46,416)                     (40,638)                     (38,070)
Cash and due from banks     162,677                      143,907                      155,411
Other assets                182,682                      141,214                      115,296
                   --------------------------------------------------------------------------------------------
Total assets             $4,156,440                   $3,662,269                   $3,355,147
                   --------------------------------------------------------------------------------------------
                   --------------------------------------------------------------------------------------------
LIABILITIES AND
STOCKHOLDERS' EQUITY
Interest-bearing
liabilities:
 Savings deposits        $  409,365  $  9,151  2.24%  $  415,919  $  9,706  2.33%  $  439,709  $ 10,145  2.31%
 NOW deposits               356,877     7,100  1.99      317,072     6,203  1.96      300,407     5,311  1.77
 Money market deposits      452,962    17,047  3.76      385,649    14,174  3.68      382,658    10,235  2.67
 Time deposits            1,549,827    87,834  5.67    1,326,929    75,447  5.69    1,094,295    49,912  4.56
Federal funds purchased
and securities sold
under agreements to
repurchase                  271,426    13,301  4.90      262,740    13,893  5.29      238,022     9,156  3.85
Other short-term
borrowings                  105,162     6,299  5.99       66,632     4,607  6.91       49,604     2,932  5.91
Long-term borrowings         27,159     1,745  6.42       15,657     1,069  6.83       11,464       822  7.17
                   --------------------------------------------------------------------------------------------
Total interest-bearing
liabilities               3,172,778  $142,477  4.49%   2,790,598  $125,099  4.48%   2,516,159  $ 88,513  3.52%
                   --------------------------------------------------------------------------------------------
Demand deposits             556,964                      518,557                      520,643
Accrued expenses and
other liabilities            54,787                       33,663                       30,061
Stockholders' equity        371,911                      319,451                      288,284
                   --------------------------------------------------------------------------------------------
Total liabilities and
stockholders' equity     $4,156,440                   $3,662,269                   $3,355,147
                   --------------------------------------------------------------------------------------------
                   --------------------------------------------------------------------------------------------
Net interest income and
rate spread(1)                       $174,593  3.73%              $158,708  3.82%              $147,502  4.04%
                   --------------------------------------------------------------------------------------------
                   --------------------------------------------------------------------------------------------
Net yield on earning
assets(1)                                      4.53%                        4.64%                        4.72%
                   --------------------------------------------------------------------------------------------
                   --------------------------------------------------------------------------------------------

(1) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.
(2) Non-accrual loans have been included in the average balances.
(3) Interest income includes net loan fees.

The net interest margin decreased to 4.53% in 1996 compared to 4.64% in 1995. The interest rate spread, or difference between the yield on earning assets and the rate on interest-bearing liabilities, decreased 9 basis points in 1996. The yield on earning assets decreased by 8 basis points while the rate on interest-bearing liabilities increased by 1 basis point. The contribution from net free funds also decreased by 2 basis points. Combined, these factors decreased net interest margin by 11 basis points.

TABLE 3: RATE/VOLUME ANALYSIS(1)

                          1996 COMPARED TO 1995      1995 COMPARED TO 1994
                         INCREASE (DECREASE) DUE    INCREASE (DECREASE) DUE
                                   TO                         TO
                                      ----------------------------------------
                         VOLUME    RATE      NET    VOLUME    RATE      NET
                                      ----------------------------------------
                                         (IN THOUSANDS)
Interest income:
Loans, net of unearned
income(2)                $36,958  $(5,924) $31,034  $24,683  $18,871  $43,554
Investment securities:
 Taxable                     328      801    1,129      132    2,502    2,634
 Tax-exempt(2)             2,193      (65)   2,128    1,346      129    1,475
Interest-bearing
deposits in other
financial institutions        25      (10)      15      (19)      23        4
Federal funds sold and
securities purchased
under agreements to
resell                    (1,066)      23   (1,043)    (562)     687      125
                                      ----------------------------------------
Total earning assets(2)  $38,438  $(5,175) $33,263  $25,580  $22,212  $47,792
                                      ----------------------------------------
Interest expense:
 Savings deposits        $  (151) $  (404) $  (555) $  (554) $   115  $  (439)
 NOW deposits                790      107      897      305      587      892
 Money market deposits     2,526      347    2,873       81    3,858    3,939
Time deposits             12,633     (246)  12,387   11,822   13,713   25,535
Federal funds purchased
and securities sold
under agreements to
repurchase                   449   (1,041)    (592)   1,028    3,709    4,737
Other short-term
borrowings                 2,375     (683)   1,692    1,121      554    1,675
Long-term borrowings         742      (66)     676      288      (41)     247
                                      ----------------------------------------
Total interest-bearing
liabilities              $19,364  $(1,986) $17,378  $14,091  $22,495  $36,586
                                      ----------------------------------------
Net interest income(2)   $19,074  $(3,189) $15,885  $11,489  $  (283) $11,206
                                      ----------------------------------------

(1) The change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.
(2) The yield on tax-exempt loans and securities is computed on an FTE basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.

The Corporation's cost of funds and mix of funding remained stable in 1996. Interest-bearing deposits accounted for 87.3% of total interest-bearing funding in 1996, compared to 87.6% in 1995. This slightly higher dependence on wholesale funding caused the rate on total interest-bearing liabilities to increase by 1 basis point in 1996.

TABLE 4: INTEREST RATE SPREAD AND INTEREST MARGIN (ON A TAX-EQUIVALENT BASIS)

                               1996 AVERAGE             1995 AVERAGE             1994 AVERAGE
              -------------------------------------------------------------------------------------
                                     % OF                     % OF                     % OF
                                    EARNING                  EARNING                  EARNING
                          BALANCE   ASSETS  RATE   BALANCE   ASSETS  RATE   BALANCE   ASSETS  RATE
              -------------------------------------------------------------------------------------
                                                       (IN THOUSANDS)
Earning assets           $3,857,497 100.0%  8.22% $3,417,786 100.0%  8.30% $3,122,510 100.0%  7.56%
              -------------------------------------------------------------------------------------
Financed by:
 Interest-bearing funds  $3,172,778  82.2%  4.49% $2,790,598  81.6%  4.48% $2,516,159  80.6%  3.52%
 Noninterest-bearing
 funds                      684,719  17.8%           627,188  18.4%           606,351  19.4%
              -------------------------------------------------------------------------------------
Total funds sources      $3,857,497 100.0%  3.69% $3,417,786 100.0%  3.66% $3,122,510 100.0%  2.84%
              -------------------------------------------------------------------------------------
              -------------------------------------------------------------------------------------
Interest rate spread                        3.73%                    3.82%                    4.04%
Contribution from net
free funds                                   .80%                     .82%                     .68%
Net interest margin                         4.53%                    4.64%                    4.72%
              -------------------------------------------------------------------------------------
              -------------------------------------------------------------------------------------
Average prime rate*                         8.27%                    8.83%                    7.14%
Average fed funds rate*                     5.30%                    5.84%                    4.18%
Average spread                              297bp                    299bp                    296bp
              -------------------------------------------------------------------------------------
              -------------------------------------------------------------------------------------

*Source: Federal Reserve Statistics

The Corporation continued to experience a tightening of loan spreads. The yield on total loans decreased by 23 basis points in 1996. This was offset by slightly higher yields on the investment portfolio. Additionally, the contribution from net free funds decreased by 2 basis points in 1996. (Net free funds represent the difference between earning assets and interest-bearing liabilities, or the amount of funding that does not have a specific interest cost associated with them.) The decreased contribution was a result of lower relative volumes of net free funds in 1996 compared to 1995. The net interest margin for 1995 was 4.64%, slightly lower than the 4.72% recorded in 1994.

TABLE 5: SELECTED AVERAGE BALANCES

                                               % OF               % OF
                                              TOTAL              TOTAL   % OF $
                                      1996    ASSETS     1995    ASSETS  CHANGE
                                       ----------------------------------------
                                                 (IN THOUSANDS)
ASSETS
Loans, net of unearned income      $3,013,909  72.5%  $2,591,218  70.8%   16.3%
Investment securities:
 Taxable                              644,467  15.5      639,105  17.4      .8
 Tax-exempt                           177,188   4.3      147,702   4.0    20.0
Interest-bearing deposits in
other financial institutions            1,085    --          691    --    57.0
Federal funds sold and securities
purchased under agreements to
resell                                 20,848    .5       39,070   1.1   (46.6)
                                       ----------------------------------------
Total earning assets                3,857,497  92.8    3,417,786  93.3    12.9
Other assets                          298,943   7.2      244,483   6.7    22.3
                                       ----------------------------------------
Total assets                       $4,156,440 100.0%  $3,662,269 100.0%   13.5%
                                       ----------------------------------------
LIABILITIES & STOCKHOLDERS'
EQUITY
Interest-bearing deposits          $2,769,031  66.6%  $2,445,569  66.8%   13.2%
Short-term borrowings                 376,588   9.1      329,372   9.0    14.3
Long-term borrowings                   27,159    .6       15,657    .4    73.5
                                       ----------------------------------------
Total interest-bearing
liabilities                         3,172,778  76.3    2,790,598  76.2    13.7
Demand deposits                       556,964  13.4      518,557  14.2     7.4
Accrued expenses and other
liabilities                            54,787   1.3       33,663    .9    62.8
Stockholders' equity                  371,911   9.0      319,451   8.7    16.4
                                       ----------------------------------------
Total liabilities and
stockholders' equity               $4,156,440 100.0%  $3,662,269 100.0%   13.5%
                                       ----------------------------------------
                                       ----------------------------------------

The ratio of average earning assets to average total assets measures management's ability to employ overall assets to produce interest income. This ratio was 92.8% in 1996 compared with 93.3% in 1995 and 93.1% in 1994, indicating a consistent ability to effectively use assets in a direct earning capacity. However, the slight decrease in 1996 reflects the Corporation's increased expenditures for fixed assets in 1996 as a part of the implementation of technology and customer service enhancements currently in progress.

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

PROVISION FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses was $4.7 million in 1996 compared to $4.3 million in 1995 and $2.2 million in 1994. The increase in provision was related to slightly higher net charge-offs in 1996 compared to 1995 and strong loan growth of 15.0%, requiring a higher provision in 1996 to maintain an adequate allowance for possible loan losses to loans ratio of 1.50% at December 31, 1996. (See Allowance for Possible Loan Losses discussion.)

NONINTEREST INCOME

Total noninterest income, excluding gains from security transactions, increased $9.2 million or 16.6% in 1996 compared to an increase of $4.4 million, or 8.6% in 1995 compared to 1994. The increase in 1996 noninterest income, excluding gains from security transactions and the impact of the acquisitions of Lodi, Reedsburg, and Great Northern Mortgage, was $7.1 million, or 13.0%. Trust service fees and service charges on deposits continued to be the primary components of noninterest income, comprising 58.9%, 61.9%, and 64.4% of total noninterest income excluding gains on security transactions in 1996, 1995, and 1994, respectively. The Corporation continues to develop additional sources of noninterest income through enhanced product offerings in residential mortgage lending and retail investment services. The increase in mortgage banking income is evidence of this effort.

TABLE 6: NONINTEREST INCOME

                                                                 % CHANGE
                                                                FROM PRIOR
                                      YEARS ENDED DECEMBER 31,     YEAR
                                               -----------------------------
                                       1996     1995     1994   1996   1995
                                       ----     ----     ----   ----   ----
                                           (IN THOUSANDS)
Trust service fees                   $ 25,185 $ 22,243 $ 20,282  13.2   9.7
Service charges on deposit accounts    12,606   11,814   12,314   6.7  (4.1)
Mortgage banking income                12,595    7,801    5,633  61.5  38.5
Retail investment income                2,821    2,100    1,759  34.3  19.4
Other                                  10,963   11,062   10,659  (0.9)  3.8
                                               -----------------------------
Total, excluding securities gains    $ 64,170 $ 55,020 $ 50,647  16.6   8.6
Investment securities gains, net          913      330      214 176.7  54.2
                                               -----------------------------
 Total non-interest income           $ 65,083 $ 55,350 $ 50,861  17.6   8.8
                                               -----------------------------
                                               -----------------------------

Trust fees, comprising 39.3% of noninterest income, excluding gains on security transactions, increased $2.9 million or 13.2% in 1996. This followed a $2.0 million or 9.7% increase in 1995 compared with 1994. The increase was mainly the result of continued improvement in trust business volume and growth in assets under management. Trust assets under management totaled $3.5 billion at December 31, 1996, compared with $3.1 billion at the end of 1995.

Income from mortgage banking activity increased 61.5%, or $4.8 million in 1996 compared to 1995. The largest component of this increase was the impact of SFAS 122 adopted on January 1, 1996. As a result of adopting SFAS 122, the Corporation recognizes as separate assets the rights to service mortgage loans for others, however those rights are acquired. It requires that when a definitive plan exists to sell the loan and retain servicing rights, the cost of the mortgage will be allocated between the loan and the related mortgage servicing right based on their relative fair values at the date of origination or purchase; otherwise, the date of sale will be used. SFAS No. 122 also requires assessing the capitalized mortgage servicing rights for impairment based on the fair value of those rights. The impact in 1996 was an additional $2.6 million of income. Mortgage banking income was also positively impacted by a larger servicing portfolio, as serviced loans grew to $2.4 billion at year-end 1996 from $2.1 billion at year-end 1995. This created an additional $1.4 million in servicing revenue in 1996. The remainder of the increase in mortgage banking income is attributable to residential loan originations as origination fees, underwriting fees and escrow waiver fees increased approximately $1.0 million. These higher levels of fees were a result of origination volumes increasing to $548 million in 1996 from $385 million in 1995.

Retail investment income relates to commissions and fees associated with brokerage, insurance, and individual investment activities. Retail investment income totaled $2.8 million in 1996 compared with $2.1 million and $1.8 million in 1995 and 1994, respectively. 1996's increase reflects the strong market conditions experienced throughout the year which increased the volume of individual brokerage transactions. The increase also reflects the continued expansion of retail investment services throughout the Corporation's banking office locations.

Net security gains totaled $913,000, $330,000, and $214,000 in 1996, 1995, and
1994, respectively. During 1996 and 1995, gains of $32,000 and $175,000, respectively, were recognized on previously written off municipal bonds. Payments received from the bond trustee allowed the Corporation to recover previous amounts written down on these bonds. The payments received are included in securities gains. During 1996, gross gains of $942,000 were recognized on the sale of available for sale investments, primarily from the sale of Sallie Mae stock by two affiliate banks.

NONINTEREST EXPENSE

Noninterest expense in 1996 increased $10.4 million or 8.0% compared to 1995. This followed a $5.1 million or 4.1% rise in 1995. Salaries and employee benefits expense is the largest component of noninterest expense and totaled $75.4 million in 1996, an increase of 10.5% over 1995. This followed a 4.8% increase in 1995. The increase in 1996, excluding the impact of the acquisitions of Lodi, Reedsburg and Great Northern Mortgage, was $4.3 million, or 6.3%.

TABLE 7: NONINTEREST EXPENSE

                                                                  % CHANGE
                                                                 FROM PRIOR
                                       YEARS ENDED DECEMBER 31,     YEAR
                                             ---------------------------------
                                        1996     1995     1994   1996   1995
                                        ----     ----     ----   ----   ----
                                            (IN THOUSANDS)
Salaries and employee benefits        $ 75,367 $ 68,175 $ 65,028  10.5    4.8
Net occupancy expense                   10,818   10,466    9,634   3.4    8.6
Equipment rentals, depreciation, and
maintenance                              7,745    6,601    6,582  17.3     .3
Data processing expense                  8,328    7,909    7,992   5.3   (1.0)
Stationery and supplies                  3,377    3,176    3,065   6.3    3.6
Business development and advertising     3,620    3,271    2,962  10.7   10.4
FDIC expense                                 3    3,630    6,011 (99.9) (39.6)
Other                                   31,127   26,805   23,669  16.1   13.2
                                             ---------------------------------
 Total                                $140,385 $130,033 $124,943   8.0    4.1
                                             ---------------------------------
                                             ---------------------------------

Full-time equivalent (FTE) employees at December 31, 1996, totaled 2,012 compared to 1,857 at the end of 1995. Lodi, Reedsburg and Mid-America combined, contributed 82 FTEs. As the Corporation expands to take advantage of business opportunities and the related revenues, management will continue to review its significant investment in salaries and employee benefits expense.

Equipment rentals, depreciation, and maintenance increased by $1.1 million, or 17.3% in 1996. The increase is attributable to higher levels of depreciation and maintenance costs associated with the equipment purchased as part of technology and customer service enhancements currently in progress.

FDIC expense historically has been a large non-controllable noninterest expense. FDIC expense decreased in 1996 to $3,000, down from $3.6 million in 1995 and $6.0 million in 1994. The decrease reflects the virtual elimination of FDIC insurance premiums in 1996. However, in 1997, the Corporation expects to incur $485,000 of FDIC expense as a result of regulations passed in late 1996.

Other noninterest expense increased $4.3 million or 16.1% in 1996. The increase in other noninterest expense is primarily attributable to higher amortization of mortgage servicing rights in 1996 of $1.1 million. Mortgage servicing rights amortization in 1996 totaled $2.4 million compared to $1.3 million in 1995 and $344,000 in 1994. In conjunction with the technology and customer service enhancements currently in progress, consulting fees increased by $1.1 million, telephone and communications costs increased $459,000, and clerical services increased $397,000.

Amortization of branch purchase premium totaled $1.4 million in 1996 and $1.4 million in 1995, and $175,000 in 1994. Aggregate branch purchase premiums, at the time of the branch acquisitions in 1994, totaled $18 million. The core deposit portion will be amortized over 10 years, while the goodwill portion will be amortized over 15 years.

INCOME TAXES

Income tax expense for the year 1996 was $32.0 million compared with $27.3 million in 1995 and $23.5 million in 1994. The Corporation's effective tax rate (income tax expense divided by income before taxes) was 35.9% in 1996 compared with 36.2% in 1995 and 35.0% in 1994.

BALANCE SHEET ANALYSIS

LOANS

Total loans outstanding grew to $3.16 billion at December 31, 1996, a 15.0% or a $412 million increase from the end of 1995. The increase in 1996 loans outstanding, excluding the impact of the acquisitions of Lodi, Reedsburg, and Great Northern Mortgage, was $253.0 million, or 9.3%.

TABLE 8: LOAN COMPOSITION

                                                        AS OF DECEMBER 31,
                      -------------------------------------------------------------------------------------
                             1996             1995             1994             1993             1992
                       ---------------- ---------------- ---------------- ---------------- ----------------
                                  % OF             % OF             % OF             % OF             % OF
                         AMOUNT   TOTAL   AMOUNT   TOTAL   AMOUNT   TOTAL   AMOUNT   TOTAL   AMOUNT   TOTAL
                      -------------------------------------------------------------------------------------
                                                          (IN THOUSANDS)
Commercial, financial
and agricultural       $  837,352   26% $  783,806   29% $  691,262   28% $  758,814   35% $  827,778   39%
Real estate--
construction              219,422    7     145,199    5     126,162    5      96,640    4      92,551    4
Real estate--mortgage   1,806,616   57   1,517,885   55   1,346,440   55   1,057,724   49     951,639   45
Installment loans to
individuals               286,014    9     291,303   11     291,555   12     259,261   12     244,078   12
Lease financing            10,449    1       9,743   --       6,176   --       5,144   --       6,414   --
                      -------------------------------------------------------------------------------------
Total loans            $3,159,853  100% $2,747,936  100% $2,461,595  100% $2,177,583  100% $2,122,460  100%
                      -------------------------------------------------------------------------------------
                      -------------------------------------------------------------------------------------

Real estate mortgage loans totaled $1.8 billion at the end of 1996 and $1.5 billion in 1995. Loans in this classification increased $288.7 million or 19.0% during 1996, with loans secured by one- to four-family residential properties totaling $1.0 billion at December 31, 1996. Residential real estate loans consist of conventional home mortgages, home equity lines, and second mortgages. Loans of this type are primarily made to borrowers in Wisconsin and northern Illinois. Residential real estate loans generally limit the maximum loan to 75% to 80% of collateral value.

Also included in the real estate-mortgage classification are loans secured by non-farm, non-residential real estate properties. Loans in these groups totaled $712.1 million at December 31, 1996. Real estate loans secured by non-residential real estate properties involve borrower characteristics similar to those discussed for commercial loans and real estate construction projects. Loans of this type are mainly for business and industrial properties, multi-family properties, community purpose properties and similar properties. Loans are primarily made to borrowers in Wisconsin and northern Illinois. Credit risk is managed in a manner similar to commercial loans and real estate construction by employing sound underwriting guidelines, lending to borrowers in known markets and businesses, and formally reviewing the borrower's financial soundness and relationship on an ongoing basis.

Commercial, financial, and agricultural loans totaled $837.4 million at the end of 1996 and comprised 26% of the loan portfolio, compared with 29% of the portfolio at the end of 1995. The commercial, financial, and agricultural loan classification primarily consists of commercial loans to middle market companies and small businesses. Loans of this type are in a broad range of industries. Borrowers are primarily concentrated in Wisconsin and northern Illinois. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower's operations.

Within the commercial, financial, and agricultural classification at December 31, 1996, loans to finance agricultural production totaled $33.6 million or 1.1% of total loans. This level is essentially unchanged from the $32.2 million balance at the end of 1995.

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

The loan portfolio is widely diversified by types of borrowers, industry groups and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 1996, no concentrations existed in the Corporation's loan portfolio in excess of 10% of total loans or $316.0 million.

Real estate construction loans totaled $219.4 million or 7% of the total loan portfolio at the end of 1996 compared to $145.2 million or 5% at December 31, 1995. Loans in this classification are primarily short-term interim loans that provide financing for the acquisition or development of commercial real estate, such as multi-family or other commercial development projects. These interim loans are generally made with the intent that the borrower will refinance the loan with an outside third party or sell the project upon completion.

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

The credit risk associated with real estate construction loans is generally confined to specific geographic areas. The Corporation controls the credit risk on these types of loans by making loans in familiar markets to developers, underwriting the loans to meet the requirements of institutional investors in the secondary market, reviewing the merits of individual projects, controlling loan structure, and monitoring project progress and construction advances.

TABLE 9: LOAN MATURITY DISTRIBUTION AND INTEREST RATE SENSITIVITY(1)

DECEMBER 31, 1996                        MATURITY(2)
-----------------            ---------------------------------------
                             WITHIN 1    1-5     AFTER 5
                               YEAR     YEARS     YEARS     TOTAL
                                           --------------------------
                                        (IN THOUSANDS)
Commercial, financial, and
agricultural                 $541,909  $262,288  $33,155  $  837,352
Real estate-construction      148,431    65,308    5,683     219,422
                                           --------------------------
Total                        $690,340  $327,596  $38,838  $1,056,774
                                           --------------------------
                                           --------------------------
Fixed rate                   $217,548  $248,296  $19,364  $  485,208
Floating or adjustable rate   472,792    79,300   19,474     571,566
                                           --------------------------
Total                        $690,340  $327,596  $38,838  $1,056,774
                                           --------------------------
                                           --------------------------
Percent                            65%       31%       4%        100%

---------------------
(1) Based upon scheduled principal repayments.

(2) Demand loans, past due loans, and overdrafts are reported in the "Within 1 Year" category.

Installment loans to individuals totaled $286.0 million or 9% of the total loan portfolio at the end of 1996 compared to $291.3 million or 11% at December 31, 1995. Installment loans include short-term installment loans, direct and indirect automobile loans, recreational vehicle loans, credit card loans, student loans and other personal loans. Individual borrowers may be required to provide related collateral or a satisfactory endorsement or guaranty from another person, depending on the specific type of loan and the creditworthiness of the borrower. Loans are made to individual borrowers located primarily in Wisconsin and northern Illinois. Credit risk for these types of loans is generally influenced by general economic conditions, the characteristics of individual borrowers and the nature of the loan collateral. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers as well as taking appropriate collateral and guaranty positions on such loans.

Factors that are critical to managing overall credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, an adequate allowance for possible loan losses, and sound non-accrual and charge-off policies.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

As of December 31, 1996, the allowance for possible loan losses of $47.4 million represented 1.50% of total loans, compared to 1.51% at December 31, 1995. The year-end allowance increased 14.0% from the end of 1995 as period-end loans increased 15.0% over the same period.

TABLE 10: LOAN LOSS EXPERIENCE

                                         YEARS ENDED DECEMBER 31,
                                -----------------------------------------------------
                             1996        1995        1994        1993        1992
                          ----------  ----------  ----------  ----------  ----------
                                              (IN THOUSANDS)
Average loans
outstanding               $3,013,909  $2,591,218  $2,304,230  $2,159,998  $2,109,214
Balance of allowance for
possible loan losses at
beginning of period       $   41,614  $   39,380  $   36,296  $   35,257  $   31,820
                                -----------------------------------------------------
                                -----------------------------------------------------
Loans charged-off:
 Commercial, financial,
 and agricultural              2,644       3,075       2,379       4,520       7,417
 Real estate--
 construction                    193         191          89         131           3
 Real estate--mortgage           505         588       1,595       1,999         790
 Installment loans to
 individuals                   1,534       1,423       2,009       1,535       1,950
 Lease financing                   1           5          18          50         107
                                -----------------------------------------------------
 Total loans charged-off       4,877       5,282       6,090       8,235      10,267
                                -----------------------------------------------------
Recoveries of loans
previously charged-off:
 Commercial, financial,
 and agricultural              1,255       1,847       3,084       2,193       2,400
 Real estate--
 construction                      3          70          --         173          --
 Real estate--mortgage           542         500         366         378         127
 Installment loans to
 individuals                     701         800         956         639         362
 Lease financing                   8           8           7          20          26
                                -----------------------------------------------------
 Total recoveries              2,509       3,225       4,413       3,403       2,915
                                -----------------------------------------------------
Net loans charged-off          2,368       2,057       1,677       4,832       7,352
Balance related to
acquisitions                   3,511          --       2,550          --          82
Additions to the
allowance charged to
operating expense              4,665       4,291       2,211       5,871      10,707
                                -----------------------------------------------------
Balance at end of period  $   47,422  $   41,614  $   39,380  $   36,296  $   35,257
                                -----------------------------------------------------
                                -----------------------------------------------------
Ratio of net charge-offs
to average loans
outstanding                      .08%        .08%        .07%        .22%        .35%
Ratio of allowance for
possible loan losses to
total loans at end of
period                          1.50%       1.51%       1.60%       1.67%       1.66%
                                -----------------------------------------------------
                                -----------------------------------------------------

The provision for possible loan losses in 1996 was $4.7 million compared with $4.3 million in 1995 and $2.2 million in 1994.

Total gross charge-offs in 1996 were $4.9 million compared with $5.3 million in 1995 and $6.1 million in 1994. The ratio of 1996 net charge-offs to average loans was .08%, unchanged from 1995.

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

The Corporation believes that the allowance for possible loan losses as of December 31, 1996, is adequate to absorb potential loan losses as evidenced by its charge-off experience and allowance coverage of non-performing loans (discussed below). Active asset quality administration ensures appropriate management of credit risk and minimization of loan losses.

TABLE 11: ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                                  AS OF DECEMBER 31,
                                        ---------------------------------------
                                         1996    1995    1994    1993    1992
                                        ------- ------- ------- ------- -------
                                                    (IN THOUSANDS)
Commercial, financial and agricultural  $27,600 $22,168 $20,702 $19,194 $21,704
Real estate--construction                 1,047     929   1,133   1,440   1,195
Real estate--mortgage                     7,071   7,748   8,365   8,491   6,687
Installment loans to individuals          4,282   3,070   4,058   3,836   3,675
Lease financing                             530     460     331     136     155
Unallocated                               6,892   7,239   4,791   3,199   1,841
                                   --------------------------------------------
 Total                                  $47,422 $41,614 $39,380 $36,296 $35,257
                                   --------------------------------------------
                                   --------------------------------------------

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

TABLE 12: NON-PERFORMING LOANS AND OTHER REAL ESTATE OWNED

                                               DECEMBER 31,
                                  -------------------------------------------
                                   1996     1995     1994     1993     1992
                                  -------  -------  -------  -------  -------
                                              (IN THOUSANDS)
Non-accrual loans                 $17,225  $15,105  $14,958  $22,089  $29,555
Accruing loans past due 90 days
or more                             1,801    1,320    1,484    2,469    1,325
Restructured loans                    534    1,704    1,888    1,992    1,932
                                   -------------------------------------------
Total non-performing loans        $19,560  $18,129  $18,330  $26,550  $32,812
                                   -------------------------------------------
                                   -------------------------------------------
Ratio of non-performing loans to
total loans at period end             .62%     .66%     .74%    1.22%    1.55%
Ratio of the allowance for
possible loans losses to non-
performing loans at period end     242.44%  229.54%  214.84%  136.71%  107.45%
                                   -------------------------------------------
Other real estate owned           $ 1,204  $ 1,600  $ 2,370  $ 3,973  $ 4,132
                                   -------------------------------------------
                                   -------------------------------------------

Non-performing loans at December 31, 1996, were $19.6 million, an increase of $1.4 million from the level at December 31, 1995. The ratio of non-performing loans to total loans at the end of 1996 was .62% compared to .66% at December 31, 1995, and .74% at the end of 1994. The Corporation's allowance for possible loan losses balance was more than twice the amount of total non-performing loans at December 31, 1996, 1995 and 1994.

The following table shows, for those loans accounted for on a non-accrual basis and restructured loans for the years ended as indicated, the gross interest that would have been recorded if the loans had been current in accordance with their original terms and the amount of interest income that was included in net income for the period.

TABLE 13: FOREGONE LOAN INTEREST

                                                   YEARS ENDED DECEMBER
                                                           31,
                                                         -----------------
                                                    1996    1995    1994
                                                   ------  ------  ------
                                                      (IN THOUSANDS)
Interest income in accordance with original terms  $1,931  $2,010  $2,096
Interest income recognized                           (905)   (934) (1,009)
                                                         -----------------
Reduction in interest income                       $1,026  $1,076  $1,087
                                                         -----------------
                                                         -----------------

Potential problem loans are loans where there are doubts as to the ability of the borrower to comply with present repayment terms. The decision of management to place loans in this category does not necessarily mean that the Corporation expects losses to occur, but that management recognizes that a higher degree of risk is associated with these performing loans.

At December 31, 1996, potential problem loans totaled $54.0 million. The loans that have been reported as potential problem loans are not concentrated in a particular industry, but rather cover a diverse range of businesses, e.g. communications, wholesale trade, manufacturing, finance/insurance/real estate, and services. Management does not presently expect significant losses from credits in the potential problem loan category.

Other real estate owned declined to $1.2 million at December 31, 1996, compared to $1.6 million at the end of 1995. Management actively seeks to ensure properties held are administered to minimize the Corporation's risk of loss.

INVESTMENT SECURITIES PORTFOLIO

The investment securities portfolio is intended to provide the Corporation with adequate liquidity, flexibility in asset/liability management and a source of stable income. Investment securities, both those held to maturity and those available for sale totaled $854.6 million at December 31, 1996, compared with $795.7 million one year ago.

TABLE 14: INVESTMENT SECURITIES PORTFOLIO

                                                   YEARS ENDED DECEMBER 31,
                                                    ------------------------
                                                    1996     1995     1994
                                                  -------- -------- --------
                                                        (IN THOUSANDS)
Investment Securities Held to Maturity:
U.S. Treasury and federal agency securities       $161,199 $172,548 $206,072
Obligations of states and political subdivisions   194,810  169,923  152,543
Other securities                                    61,186   55,762   58,228
                                                    ------------------------
Total Amortized Cost                              $417,195 $398,233 $416,843
                                                    ------------------------
                                                    ------------------------
Total Fair Market Value                           $417,541 $399,697 $401,086
                                                    ------------------------
                                                    ------------------------
Investment Securities Available for Sale:
U.S. Treasury and federal agency securities       $393,934 $368,217 $377,830
Marketable equity securities                        32,502   19,507    9,625
                                                    ------------------------
Total Amortized Cost                              $426,436 $387,724 $387,455
                                                    ------------------------
                                                    ------------------------
Total Fair Market Value                           $437,440 $397,476 $380,938
                                                    ------------------------
                                                    ------------------------

Total securities averaged $821.7 million in 1996 compared with $786.8 million in 1995. In 1996, average taxable securities were 78.4% of total average securities compared with 81.2% in 1995.

At December 31, 1996, the securities portfolio had an aggregate fair value of approximately $855.0 million compared with a total amortized cost of $843.6 million.

At December 31, 1996, the Corporation's securities portfolio did not contain securities, other than U.S. Treasury and federal agencies, of any single issuer that were payable from and secured by the same source of revenue or taxing authority where the aggregate book value of such securities exceeded 10% of stockholders' equity or $39.3 million.

TABLE 15: INVESTMENT SECURITIES PORTFOLIO MATURITY DISTRIBUTION(1) DECEMBER 31, 1996

                        INVESTMENT SECURITIES HELD TO MATURITY--MATURITY DISTRIBUTION AND WEIGHTED AVERAGE
                                                              YIELD
                  ----------------------------------------------------------------------------------------------
                                         AFTER ONE BUT    AFTER FIVE
                                          WITHIN FIVE     BUT WITHIN     AFTER TEN
                       WITHIN ONE YEAR       YEARS         TEN YEARS       YEARS          TOTAL         TOTAL
                  ----------------------------------------------------------------------------------------------
                        AMOUNT   YIELD    AMOUNT  YIELD  AMOUNT  YIELD  AMOUNT YIELD   AMOUNT  YIELD  FAIR VALUE
                  ----------------------------------------------------------------------------------------------
                                                          (IN THOUSANDS)
U.S. Treasury and
federal agency
securities             $  34,835  5.57%  $103,935 6.08%  $22,227 7.07%  $  202 7.50%  $161,199 6.11%   $161,255
Obligations of states
and political
subdivisions              53,269  7.02     95,135 7.61    45,380 7.38    1,026 7.35    194,810 7.40     194,511
Other securities          13,150  6.78     35,578 6.72    10,736 6.85    1,722 7.88     61,186 6.79      61,775
                   ---------------------------------------------------------------------------------------------
Total Amortized Cost   $ 101,254  6.49%  $234,648 6.80%  $78,343 7.22%  $2,950 7.67%  $417,195 6.81%   $417,541
                   ---------------------------------------------------------------------------------------------
                   ---------------------------------------------------------------------------------------------
Total Fair Value       $ 100,831         $235,227        $77,857        $3,626                         $417,541
                   ---------------------------------------------------------------------------------------------
                   ---------------------------------------------------------------------------------------------
                       INVESTMENT SECURITIES AVAILABLE FOR SALE--MATURITY DISTRIBUTION AND WEIGHTED AVERAGE
                                                              YIELD
                  ----------------------------------------------------------------------------------------------
                                         AFTER ONE BUT    AFTER FIVE
                                          WITHIN FIVE     BUT WITHIN     AFTER TEN
                       WITHIN ONE YEAR       YEARS         TEN YEARS       YEARS          TOTAL         TOTAL
                  ----------------------------------------------------------------------------------------------
                        AMOUNT   YIELD    AMOUNT  YIELD  AMOUNT  YIELD  AMOUNT YIELD   AMOUNT  YIELD  FAIR VALUE
                  ----------------------------------------------------------------------------------------------
U.S. Treasury and
federal agency
securities             $ 131,129  6.04%  $252,792 6.28%  $ 9,013 6.51%  $1,000 6.89%  $393,934 6.21%   $394,492
Marketable equity
securities                32,502  5.62%        --   --        --   --       --   --     32,502 5.62      42,948
                   ---------------------------------------------------------------------------------------------
Total Amortized Cost   $ 163,631  5.96%  $252,792 6.28%  $ 9,013 6.51%  $1,000 6.89%  $426,436 6.16%   $437,440
                   ---------------------------------------------------------------------------------------------
                   ---------------------------------------------------------------------------------------------
Total Fair Value       $ 174,156         $253,222        $ 9,061        $1,001                         $437,440
                   ---------------------------------------------------------------------------------------------
                   ---------------------------------------------------------------------------------------------

(1) Expected maturities will differ from contractual maturities, as borrowers may have the right to call or repay obligations with or without call or prepayment penalties.
(2) Yields on tax-exempt securities are computed on a tax-equivalent basis using a tax rate of 35% and have not been adjusted for certain disallowed interest deductions.

DEPOSITS

Average total deposits in 1996 were $3.3 billion, an increase of 12.2% or $361.9 million over 1995. Included in this growth is approximately $191 million from the acquisitions of Reedsburg, Lodi and Mid-America as well as approximately $17.2 million of the growth in average total deposits from the purchase of brokered CDs by the Corporation in 1996. At December 31, 1996, the outstanding balance of brokered CDs was $90.6 million, which are included in time deposits in the table shown below. Adjusted for acquisitions and brokered CDs, internal deposit growth in 1996 was approximately 3.7%.

TABLE 16: AVERAGE DEPOSITS DISTRIBUTION

                                         YEARS ENDED DECEMBER 31,
                                                ---------------------
                                        1996       1995       1994
                                     ---------- ---------- ----------
                                              (IN THOUSANDS)
Noninterest-bearing demand deposits  $  556,964 $  518,557 $  520,643
Interest-bearing demand deposits        356,877    317,072    300,407
Savings deposits                        409,365    415,919    439,709
Money market deposits                   452,962    385,649    382,658
Time deposits                         1,549,827  1,326,929  1,094,295
                                                ---------------------
Total deposits                       $3,325,995 $2,964,126 $2,737,712
                                                ---------------------
                                                ---------------------

Year-end 1996 noninterest-bearing demand deposits were $655.4 million compared with $619.3 million at the end of 1995. These amounts are substantially above the respective yearly average balance amounts. Demand deposits normally show a sizeable increase as businesses, public entities and correspondent banks adjust their cash positions at year-end. Average noninterest-bearing demand deposits as a percentage of total average deposits declined to 16.7% in 1996 from 17.5% in 1995.

TABLE 17: AVERAGE RATES PAID ON DEPOSITS

                                   YEARS ENDED DECEMBER 31,
                                                              -
                                    1996      1995      1994
                                    ----      ----      ----
Interest-bearing demand deposits      1.99%     1.96%     1.77%
Savings deposits                      2.24      2.33      2.31
Money market deposits                 3.76      3.68      2.67
Time deposits                         5.67      5.69      4.56
Total interest-bearing deposits       4.37      4.32      3.41

The total of average interest-bearing demand, savings, and money market deposits increased to $1.22 billion for 1996 from $1.12 billion in 1995. Approximately one-half of this growth is attributable to the acquisitions of Reedsburg, Lodi and Mid-America. However, these deposits as a percentage of total average deposits continued to decline to 36.7% in 1996 from 37.7% in 1995, and 41.0% in 1994. This change in the mix of the Corporation's retail deposit base reflects the shift in customers' investment preferences, as they opted for the higher yields available through certificates of deposit.

TABLE 18: MATURITY DISTRIBUTION--CERTIFICATES OF DEPOSIT AND OTHER TIME
         DEPOSITS OF $100,000 OR MORE

                                             DECEMBER 31, 1996
                                               ----------------------------
                                CERTIFICATES OF DEPOSIT OTHER TIME DEPOSITS
                                               ----------------------------
                                              (IN THOUSANDS)
Three months or less                   $317,676               $58,556
Over three months through six
months                                   63,710                    --
Over six months through twelve
months                                   54,593                    --
Over twelve months                       36,933                    --
                                                   ------------------------
Total                                  $472,912               $58,556
                                                   ------------------------
                                                   ------------------------

The Corporation continues to experience strong competition for deposits in its markets. This is true for both the business and retail segments of the market. During 1996, the Corporation's banks offered a number of different products with specific features and competitive pricing. The deposit products are designed to retain core deposit accounts, attract new customers, and create opportunities for providing other bank services or relationships.

SHORT-TERM BORROWINGS

Short-term borrowings consist of federal funds purchased, commercial paper, short-term notes payable, current maturities of long-term debt, treasury tax and loan notes, securities sold under agreements to repurchase, and Federal Home Loan Bank notes. Average 1996 short-term borrowings were $376.6 million compared with $329.4 million during 1995.

TABLE 19: SHORT-TERM BORROWINGS

                                                          DECEMBER 31,
                                                    -------------------------
                                                     1996     1995     1994
                                                    -------------------------
                                                         (IN THOUSANDS)
Federal funds purchased and securities sold under
agreements to repurchase                           $308,839 $270,824 $288,893
Notes payable to banks                               68,937   66,647   30,415
Commercial paper                                      2,172    2,326   10,603
Current maturities of long-term borrowings            3,067      800      800
Federal Home Loan Bank                               51,349   15,277       --
Other borrowed funds                                  9,702    7,852    9,126
                                                    -------------------------
Total                                              $444,066 $363,726 $339,837
                                                    -------------------------
                                                    -------------------------

The increase in short-term borrowings is attributable to larger amounts outstanding for overnight federal funds purchased and Federal Home Loan Bank notes with a remaining maturity less than 1 year as subsidiary banks fund a greater portion of asset growth with wholesale funding. The notes payable to banks and commercial paper are primarily used to fund residential, commercial, and leasing lending activities at the Corporation's residential mortgage, commercial mortgage, and leasing subsidiaries.

TABLE 20: FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

                                                    1996      1995      1994
                                                  --------  --------  --------
                                                        (IN THOUSANDS)
Average amounts outstanding during year           $271,426  $262,740  $238,022
Average interest rates on amounts outstanding
during year                                           4.90%     5.29%     3.85%
Maximum month-end amounts outstanding             $362,580  $339,431  $304,712
Average interest rates on amounts outstanding at
end of year                                           5.64%     5.15%     5.33%

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

Deposit growth is the primary source of liquidity at the banking subsidiaries. Total period-end deposits increased $362.4 million from 1995 to 1996. The Corporation's overall deposit base grew an average of $361.9 million or 12.2% during 1996. Deposit growth, especially in the core deposit base, is the most stable source of liquidity of a bank.

Another substantial source of liquidity is the Corporation's maturing investment securities portfolio, particularly securities maturing within one year. At December 31, 1996, the amortized cost of securities, both securities held to maturity and securities available for sale, maturing within one year amounted to $264.3 million or 31.3% of the total securities portfolio. At the end of 1996, the securities portfolio contained $393.9 million at amortized cost of U.S. Treasury and federal agency securities available for sale, representing 46.7% of the total securities portfolio at amortized cost. These government securities are highly marketable and had a market value of $394.5 million or 100.1% of amortized cost at year-end.

Money market investments, consisting of federal funds sold, securities purchased under agreements to resell, and interest-bearing deposits in other financial institutions, averaged $21.9 million in 1996 compared to $39.8 million in 1995. The funds provided from the maturity of these assets were used as a funding source for the growth in loans and securities, which generally have higher yields. Being short-term and liquid by nature, money market assets generally provide a lower yield than other earning assets. The Corporation has a strategy of maintaining a sufficient level of liquidity to accommodate fluctuations in funding sources and will periodically take advantage of specific opportunities to temporarily invest excess funds at narrower than normal rate spreads while still generating additional net interest income. At December 31, 1996, the Corporation had $28.6 million outstanding in short-term money market investments, serving as an essential source of liquidity. The year-end 1996 amount represents 0.6% of total assets compared to 1.25% at December 31, 1995.

The loan portfolio is also a source of additional liquidity. The Corporation has $690.3 million of commercial loans and real estate construction loans maturing within one year and a steady flow of repayments in the mortgage and installment loan portfolios. Additionally, the Corporation has $1.0 billion of loans secured by one-to-four-family residential property that could possibly be securitized.

Within the classification of short-term borrowings at year-end 1996, federal funds purchased and securities sold under agreements to repurchase totaled $308.8 million compared with $270.8 million at the end of 1995. Federal funds are purchased from a sizeable network of correspondent banks while securities sold under agreements to repurchase are obtained from a base of individual, business and public entity customers.

The aggregate subsidiary liquidity resources were sufficient in 1996 to fund the growth in loans and the investment securities portfolio, and to meet other needs for cash when necessary. As of December 31, 1996, there were no material commitments for capital expenditures, i.e. to purchase fixed assets. However, the Corporation is making investments in equipment and facilities to support its technology upgrades.

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

Liquidity is also necessary at the parent company level. The parent company's primary sources of funds are dividends and service fees from subsidiaries, borrowings and proceeds from issuance of equity. The parent company manages its liquidity position to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries and satisfy other operating requirements. Dividends received from subsidiaries totaled $51.3 million in 1996 and will continue to be the parent's main source of long-term liquidity. The dividends from subsidiaries, along with a $6.9 million increase in net short-term borrowed funds, were sufficient to pay cash dividends to the Corporation's common shareholders of $20.3 million in 1996, and fund increased lending activities of nonbanking subsidiaries of $12.4 million.

At December 31, 1996, $57.5 million in dividends could be paid to the parent by subsidiary banks without obtaining prior regulatory approval, subject to the capital needs of the banks. Additionally, the parent company had $115 million of established lines of credit with nonaffiliated banks, of which $68.9 million was in use. Of the amount in use, the parent company downstreamed the majority to the Corporation's residential and commercial mortgage banking subsidiaries and leasing company for their use in funding loans and leases. The parent company also has access to funds from the issuance of the Corporation's commercial paper, although such funds are also downstreamed to the non-bank subsidiaries. Commercial paper outstanding at December 31, 1996, totaled $2.2 million.

The Corporation's long-term debt to equity ratio at December 31, 1996, was 5.4% compared to 6.5% at December 31, 1995. The decrease is attributable to the change in current maturities of long-term borrowings between years.

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

For all assets and liabilities repriced within one year, the ratio of rate sensitive assets to rate sensitive liabilities was 72.1% at December 31, 1996. As presented, this traditional gap analysis does not accurately reflect the Corporation's true rate sensitivity position. The categories of savings, NOW, and money market accounts have been included in the 0-90 days category for this gap analysis. While these accounts are contractually short-term in nature, it is management's experience that repricing occurs over a longer period of time. The year-end 1996 liability sensitive position would tend to provide favorable short-term effects on earnings during periods of declining rates while rising rates would tend to affect net interest income unfavorably over the short run.

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

TABLE 21: INTEREST RATE SENSITIVITY ANALYSIS

                                             DECEMBER 31, 1996
                                         -------------------------------------
                                        INTEREST SENSITIVITY PERIOD
                                         -------------------------------------
                                                         TOTAL
                                  0-90   91-180  181-365 WITHIN  OVER 1
                                  DAYS    DAYS    DAYS   1 YEAR   YEAR  TOTAL
                                         -------------------------------------
                                               (IN MILLIONS)
Earning assets:
 Investment securities(1)        $  114  $  67    $  84  $  265  $  579 $  844
 Loans, net of unearned income    1,328    223      340   1,891   1,269  3,160
 Other earning assets                29     --       --      29      --     29
                                         -------------------------------------
Total                            $1,471  $ 290    $ 424  $2,185  $1,848 $4,033
                                         -------------------------------------
                                         -------------------------------------
Interest-bearing liabilities:
 Interest-bearing deposits(2)    $1,975  $ 273    $ 337  $2,585   $ 268 $2,853
 Other interest-bearing
 liabilities                        408     12       24     444      21    465
                                         -------------------------------------
Total interest-bearing
liabilities                      $2,383  $ 285    $ 361  $3,029  $  289 $3,318
                                         -------------------------------------
                                         -------------------------------------
Interest sensitivity gap         $ (912) $   5    $  63  $ (844) $1,559 $  715
                                         -------------------------------------
 Cumulative interest sensitivity
 gap                             $ (912) $(908)   $(845)
 Cumulative ratio of rate
 sensitive assets to rate
 sensitive liabilities at
 December 31, 1996                 61.7%  66.0%    72.1%
                                         -------------------------------------
                                         -------------------------------------

(1) Securities balances exclude $11.0 million of unrealized gains relating to available for sale securities.

(2) Savings, NOW, and money market account balances totaling $1.26 billion are included in the 0-90 days category. While these accounts are contractually short-term in nature, it is management's experience that repricing occurs over a longer period of time.

CAPITAL

Stockholders' equity at December 31, 1996, increased 15.5% to $393.1 million or $17.84 per share compared with $340.3 million or $16.22 per share in 1995. Period-end equity has increased at a 13.6% compounded growth rate during the past five years and represents 8.90% of total assets as of December 31, 1996. Year-end capital includes a $7.0 million equity component compared to a $6.1 million component at December 31, 1995, related to unrealized gains on securities available for sale, net of tax effect. Without the equity adjustment, the ratio of December 31, 1996, equity to assets would be 8.74% compared with adjusted equity of 8.52% at year-end 1995.

Cash dividends paid in 1996 were $0.95 per share compared with $0.81 per share in 1995, an increase of 17.3%. Cash dividends have increased at a 14.9% compounded rate during the past five years.

The adequacy of the Corporation's capital is regularly reviewed to ensure that sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic condition in markets served and strength of management.

As of December 31, 1996 and 1995, the Corporation's Tier 1 risk-based capital ratios, total risk-based capital (Tier 1 and Tier 2) ratios and Tier 1 leverage ratios were well in excess of regulatory requirements. Management of the Corporation expects to continue to exceed the minimum standards in the future. Capital ratios are included in Note 18, Regulatory Matters, of the notes to consolidated financial statements.

In 1991, the Corporation's Board of Directors authorized management to repurchase up to 480,000 shares of the Corporation's common stock in the market from time to time. The shares repurchased would be available in connection with the Corporation's employee incentive plans and for other corporate purposes. Shares repurchased are held as treasury stock and, accordingly, are accounted for as a reduction of stockholders' equity. The Corporation purchased 92,684 of its common shares in 1996 and 76,200 in 1995.

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

ACCOUNTING DEVELOPMENTS

In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. In December 1996, the FASB issued SFAS No. 127 which deferred the effective date of certain components of SFAS No. 125 until January 1, 1998. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Management of the Corporation does not expect that adoption of SFAS No. 125 will have a material impact on the Corporation's financial position, results of operations, or liquidity.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              ASSOCIATED BANC-CORP
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                            DECEMBER 31,
                                                        ----------------------
                                                           1996        1995
                                                        ----------  ----------
                                                            (IN THOUSANDS
                                                         EXCEPT SHARE DATA)
ASSETS
Cash and due from banks                                 $  236,314  $  214,411
Interest-bearing deposits in other financial
institutions                                                   670         652
Federal funds sold and securities purchased under
agreements to resell                                        27,977      45,100
Investment securities:
 Held to maturity--at amortized cost
  (Fair value of approximately $417,541 and $399,697 at
  December 31, 1996 and 1995, respectively)                417,195     398,233
 Available for sale--at fair value                         437,440     397,476
Loans                                                    3,159,853   2,747,936
Allowance for possible loan losses                         (47,422)    (41,614)
-------------------------------------------------------------------------------
  Loans, net                                             3,112,431   2,706,322
Premises and equipment                                      75,987      59,300
Other assets                                               111,065     101,007
-------------------------------------------------------------------------------
  Total assets                                          $4,419,079  $3,922,501
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing deposits                            $  655,358  $  619,294
Interest-bearing deposits                                2,852,683   2,526,382
-------------------------------------------------------------------------------
  Total deposits                                         3,508,041   3,145,676
Short-term borrowings                                      444,066     363,726
Long-term borrowings                                        21,130      22,064
Accrued expenses and other liabilities                      52,697      50,741
-------------------------------------------------------------------------------
  Total liabilities                                      4,025,934   3,582,207
-------------------------------------------------------------------------------
Commitments and contingent liabilities                          --          --
-------------------------------------------------------------------------------
Stockholders' equity
 Preferred stock (Par value $1.00 per share, authorized
 750,000 shares, no shares issued)                              --          --
 Common stock (Par value $0.01 per share, authorized
 48,000,000 shares, issued 22,059,191 and 21,234,834
 shares at December 31, 1996 and 1995, respectively)           221         177
 Surplus                                                   164,514     158,642
 Retained earnings                                         222,348     179,153
 Net unrealized gain on securities available for sale,
 net of taxes                                                6,980       6,109
 Less: Treasury stock at cost (26,226 shares in 1996
 and 255,208 shares in 1995)                                  (918)     (3,787)
-------------------------------------------------------------------------------
  Total stockholders' equity                               393,145     340,294
-------------------------------------------------------------------------------
  Total liabilities and stockholders' equity            $4,419,079  $3,922,501
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

          See accompanying notes to Consolidated Financial Statements.

                              ASSOCIATED BANC-CORP
                       CONSOLIDATED STATEMENTS OF INCOME

                                                     FOR THE YEARS ENDED
                                                         DECEMBER 31,
                                                  --------------------------
                                                    1996     1995     1994
                                                  -------- -------- --------
                                                   (IN THOUSANDS EXCEPT PER
                                                         SHARE DATA)
INTEREST INCOME
Interest and fees on loans                        $261,702 $230,692 $186,925
Interest and dividends on investment securities:
 Taxable                                            39,986   38,857   36,223
 Tax-exempt                                          8,759    7,516    6,529
Interest on deposits in other financial
institutions                                            65       50       46
Interest on federal funds sold and securities
purchased under agreements to resell                 1,220    2,263    2,138
----------------------------------------------------------------------------
  Total interest income                            311,732  279,378  231,861
----------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits                               121,132  105,530   75,603
Interest on short-term borrowings                   19,600   18,500   12,088
Interest on long-term borrowings                     1,745    1,069      822
----------------------------------------------------------------------------
Total interest expense                             142,477  125,099   88,513
----------------------------------------------------------------------------
NET INTEREST INCOME                                169,255  154,279  143,348
Provision for possible loan losses                   4,665    4,291    2,211
----------------------------------------------------------------------------
Net interest income after provision for possible
loan losses                                        164,590  149,988  141,137
----------------------------------------------------------------------------
NONINTEREST INCOME
Trust service fees                                  25,185   22,243   20,282
Service charges on deposit accounts                 12,606   11,814   12,314
Investment securities gains, net                       913      330      214
Mortgage banking income                             12,595    7,801    5,633
Retail investment income                             2,821    2,100    1,759
Other                                               10,963   11,062   10,659
----------------------------------------------------------------------------
  Total noninterest income                          65,083   55,350   50,861
----------------------------------------------------------------------------
NONINTEREST EXPENSE
Salaries and employee benefits                      75,367   68,175   65,028
Net occupancy expense                               10,818   10,466    9,634
Equipment rentals, depreciation and maintenance      7,745    6,601    6,582
Data processing expense                              8,328    7,909    7,992
Stationery and supplies                              3,377    3,176    3,065
Business development and advertising                 3,620    3,271    2,962
FDIC expense                                             3    3,630    6,011
Other                                               31,127   26,805   23,669
----------------------------------------------------------------------------
  Total noninterest expense                        140,385  130,033  124,943
----------------------------------------------------------------------------
Income before income taxes                          89,288   75,305   67,055
Income tax expense                                  32,044   27,277   23,487
----------------------------------------------------------------------------
NET INCOME                                        $ 57,244 $ 48,028 $ 43,568
----------------------------------------------------------------------------
----------------------------------------------------------------------------
Net income per share                              $   2.60 $   2.29 $   2.08
Weighted average shares outstanding                 22,035   20,967   20,939
----------------------------------------------------------------------------
----------------------------------------------------------------------------

          See accompanying notes to Consolidated Financial Statements.

                              ASSOCIATED BANC-CORP
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                             NET UNREALIZED
                                                             GAIN (LOSS) ON
                          COMMON STOCK                         SECURITIES
                          --------------           RETAINED  AVAILABLE FOR  TREASURY
                          SHARES  AMOUNT SURPLUS   EARNINGS       SALE       STOCK     TOTAL
                          ------  ------ --------  --------  -------------- --------  --------
                                                   (IN THOUSANDS)
Balance, December 31,
1993, as previously
reported                  13,478   $135  $151,346  $111,892      $6,726     $(3,762)  $266,337
Adjustment to
retroactively restate a
1996 business
combination accounted
for as a pooling of
interests                    968     10     6,600     7,132          --          --     13,742
-----------------------------------------------------------------------------------------------
Balance December 31,
1993, as restated         14,446    145   157,946   119,024       6,726      (3,762)   280,079
-----------------------------------------------------------------------------------------------
Net income                    --     --        --    43,568          --          --     43,568
Cash dividends, $0.71
per share                     --     --        --   (14,511)         --          --    (14,511)
Exercise of incentive
stock options                 85     --     1,038        --          --          57      1,095
Tax benefits of
restricted shares and
options                       --     --       102        --          --          --        102
Change in unrealized
gain (loss) on
securities available for
sale, net of related
income taxes                  --     --        --        --     (10,712)         --    (10,712)
Purchase of treasury
stock                         --     --        --        --                    (338)      (338)
-----------------------------------------------------------------------------------------------
Balance, December 31,
1994                      14,531    145   159,086   148,081      (3,986)     (4,043)   299,283
-----------------------------------------------------------------------------------------------
Net income                    --     --        --    48,028          --          --     48,028
Cash dividends, $0.81
per share                     --     --        --   (16,924)         --          --    (16,924)
5-for-4 stock split
effected in the form of
a stock dividend           3,153     32        --       (32)         --          --         --
Exercise of incentive
stock options                 27     --      (409)       --          --       1,863      1,454
Tax benefits of
restricted shares and
options                       --     --       443        --          --          --        443
Change in unrealized
gain (loss) on
securities available for
sale, net of related
income taxes                  --     --        --        --      10,095          --     10,095
Reissuance of treasury
stock in a business
combination                  (15)    --      (478)       --          --         478         --
Purchase of treasury
stock                         --     --        --        --          --      (2,085)    (2,085)
-----------------------------------------------------------------------------------------------
Balance, December 31,
1995                      17,696    177   158,642   179,153       6,109      (3,787)   340,294
-----------------------------------------------------------------------------------------------
Net income                    --     --        --    57,244          --          --     57,244
Cash dividends, $0.95
per share                     --     --        --   (20,278)         --          --    (20,278)
Cash dividends of pooled
affiliates                    --     --        --      (300)         --          --       (300)
Issuance of stock in
connection with business
combinations                 868      9     9,800     6,566           8          --     16,383
Exercise of incentive
stock options                 31     --      (732)       --          --       2,208      1,476
Tax benefits of
restricted shares and
options                       --     --       564        --          --          --        564
Retirement of stock
previously issued in
connection with a
business combination        (212)    (2)   (3,760)       --          --       3,762         --
Change in unrealized
gain (loss) on
securities available for
sale, net of related
income taxes                  --     --        --        --         863          --        863
Purchase of treasury
stock                         --     --        --        --          --      (3,101)    (3,101)
-----------------------------------------------------------------------------------------------
Balance prior to
subsequent event,
December 31, 1996         18,383    184   164,514   222,385       6,980        (918)   393,145
-----------------------------------------------------------------------------------------------
Subsequent event (Note
19)                        3,676     37      ----       (37)       ----        ----       ----
-----------------------------------------------------------------------------------------------
Balance, December 31,
1996                      22,059   $221  $164,514  $222,348     $ 6,980     $  (918)  $393,145
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

          See accompanying notes to Consolidated Financial Statements.

                              ASSOCIATED BANC-CORP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              FOR THE YEARS ENDED DECEMBER
                                                           31,
                                              -------------------------------
                                                1996       1995       1994
                                              ---------  ---------  ---------
                                                     (IN THOUSANDS)
OPERATING ACTIVITIES
 Net Income                                   $  57,244  $  48,028  $  43,568
Adjustments to reconcile net income to net
cash provided by operating activities:
 Provision for possible loan losses               4,665      4,291      2,211
 Provision for losses on other real estate
 owned                                               --         --         95
 Depreciation and amortization                    8,340      7,329      7,434
 Amortization of mortgage servicing rights        2,362      1,340        344
 Amortization of intangibles                      3,028      3,061      1,470
 Deferred income taxes                           (3,853)    (5,635)    (2,514)
 Net accretion of premiums and discounts on
 investment securities                              425        959      1,123
 Gain on sales of securities, net                  (913)      (330)      (214)
 Increase in interest receivable and other
 assets                                          (5,040)    (5,875)    (4,827)
 Increase in interest payable and other
 liabilities                                      8,376      7,103      9,935
 Amortization of loan fees and costs             (1,552)    (1,661)    (1,657)
 Purchases of trading account securities             (5)    (1,294)    (1,426)
 Proceeds from sales of trading account
 securities                                          37      1,332      1,472
 Net (increase) decrease in mortgage loans
 acquired for resale                              5,079    (18,620)    40,383
 (Gain) loss on sales of mortgage loans held
 for resale, net                                 (3,124)      (687)        96
 Other, net                                        (879)      (139)      (149)
------------------------------------------------------------------------------
Net cash provided by operating activities     $  74,190  $  39,202  $  97,344
------------------------------------------------------------------------------
INVESTING ACTIVITIES
Net decrease in federal funds sold and
securities purchased under agreements to
resell                                        $  31,698  $  12,535  $  85,126
Net decrease (increase) in interest-bearing
deposits in other financial institutions            (18)      (352)       375
Purchases of held to maturity securities       (162,895)  (142,319)  (260,585)
Purchases of available for sale securities     (266,523)  (104,193)  (195,552)
Proceeds from sales of available for sale
securities                                       14,521      2,187     40,676
Maturities of held to maturity securities       156,055    146,302    259,824
Maturities of available for sale securities     266,017    116,583    116,529
Payments for ORE additions                           --        (11)       (26)
Net increase in loans                          (260,616)  (263,742)  (189,694)
Proceeds from sales of other real estate          1,854      1,403      3,247
Purchases of premises and equipment, net of
disposals                                       (23,137)    (4,100)    (7,031)
Mortgage servicing rights additions              (6,144)    (6,568)    (1,336)
Net cash received (paid) in acquisition of
subsidiary                                          461       (480)      (639)
Proceeds from sale of other assets                2,022         --        502
------------------------------------------------------------------------------
Net cash used by investing activities         $(246,705) $(242,755) $(148,584)
------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net increase in deposits                      $ 148,097  $ 192,891  $  36,028
Net increase in short-term borrowings            62,524     17,134     67,420
Cash dividends                                  (20,578)   (16,924)   (14,511)
Repayment of long-term borrowings                    --         --     (2,680)
Proceeds from issuance of long-term
borrowings                                        6,000     15,000         --
Proceeds from exercise of stock options           1,476      1,454      1,095
Purchase of treasury stock                       (3,101)    (2,085)      (338)
------------------------------------------------------------------------------
Net cash provided for financing activities    $ 194,418  $ 207,470  $  87,014
------------------------------------------------------------------------------
Net increase in cash and cash equivalents        21,903      3,917     35,774
Cash and due from banks at beginning of year    214,411    210,494    174,720
------------------------------------------------------------------------------
Cash and due from banks at end of year        $ 236,314  $ 214,411  $ 210,494
------------------------------------------------------------------------------
Supplemental disclosures of cash flow
information:
Cash paid during the year for:
 Interest                                     $ 143,043  $ 119,398  $  85,845
 Income taxes                                    32,664     32,603     23,568
Supplemental schedule of non-cash investing
activities:
 Loans transferred to other real estate       $   1,459  $   1,251  $   2,688
 Loans made in connection with the
 disposition of other real estate                   223        177        398
 Acquisitions:
  Fair value of assets acquired, including
  cash and cash equivalents                      40,715      3,670    234,359
  Value ascribed to intangibles                   1,900      1,462     18,633
  Liabilities assumed                            34,772      5,132    241,512
------------------------------------------------------------------------------
------------------------------------------------------------------------------

          See accompanying notes to Consolidated Financial Statements.

                             ASSOCIATED BANC-CORP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1996, 1995, AND 1994

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

BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements include the accounts of the Corporation and subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation. Results of operations of companies purchased are included from the date of acquisition. Financial statements have been restated to include companies acquired under pooling of interests when material. Certain amounts in the 1994 and 1995 consolidated financial statements have been reclassified to conform with the 1996 presentation.

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

INVESTMENT SECURITIES

Securities are classified as held to maturity, available for sale, or trading. Investment securities classified as held to maturity, which management has the intent and ability to hold to maturity, are reported at amortized cost, adjusted for amortization of premiums and accretion of discounts using a method that approximates level yield. Available for sale and trading securities are reported at fair value with unrealized gains and losses, net of related deferred income taxes, included in stockholders' equity or income, respectively. Realized securities gains or losses are reported in the consolidated statements of income. The cost of securities sold is based on the specific identification method. Any security held to maturity for which there has been a permanent impairment of value is written down to its estimated market value.

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

The Corporation adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosure," on January 1, 1995. Management, considering current information and events regarding the borrower's ability to repay their obligations, considers a loan to be impaired when it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the note agreement, including principal and interest. Management has determined that commercial loans and residential real estate loans that have a nonaccrual status or have had their terms restructured meet this definition. The amount of impairment is measured based on the fair value of the collateral, if the loan is collateral dependent, or alternatively, at the present value of expected future cash flows discounted at the loan's effective interest rate. Interest income on impaired loans is recorded when cash is received and only if principal is considered to be fully collectible.

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

REAL ESTATE ACQUIRED IN FORECLOSURE

Real estate acquired in foreclosure includes properties acquired in partial or total satisfaction of loans and is included in other assets in the accompanying consolidated statements of financial condition. Properties are recorded at the lower of recorded investment in the loans at the time of acquisition or the fair value of the properties, less estimated selling costs. Any write-down in the carrying value of a property at the time of acquisition is charged to the allowance for possible loan losses. Any subsequent write-downs to reflect current fair market value, as well as gains and losses on disposition and revenues and expenses incurred in maintaining such properties, are included in current operations.

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

INTANGIBLES

The excess of the purchase price over the fair value of net assets of subsidiaries acquired consists primarily of goodwill and core deposit intangibles that are being amortized on a straight-line basis. Goodwill is amortized to operating expense over periods up to 40 years for acquisitions made before 1983, for periods up to 25 years for acquisitions made after 1982 but before 1988 and for periods of 15 years for acquisitions made after 1987. Core deposit intangibles are amortized to expense over a period of 10 years. Other intangibles are amortized on an accelerated basis over shorter periods. The Corporation reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

MORTGAGE SERVICING RIGHTS

The Corporation adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights," on January 1, 1996. SFAS No. 122 requires recognizing as separate assets the rights to service mortgage loans for others, however those rights are acquired. It requires that when a definitive plan exists to sell the loan and retain servicing rights, the cost of the mortgage will be allocated between the loan and the related mortgage servicing right based on their relative fair values at the date of origination or purchase; otherwise, the date of sale is used. SFAS No. 122 also requires assessing the capitalized mortgage servicing rights for impairment based on the fair value of those rights.

The fair value of mortgage servicing rights is determined based on quoted market prices for comparable transactions or a present value model of expected future cash flows. Mortgage servicing rights are amortized proportionately in relation to the associated servicing revenues over the estimated lives of the serviced loans. In accordance with SFAS No. 122, the Corporation evaluates and measures impairment of its servicing rights using stratifications based on the risk characteristics of the underlying loans. Management has determined those risk characteristics to include method of acquisition (bulk versus loan-by-loan). Bulk acquisitions are further stratified by loan type, while loan-by-loan acquisitions are further stratified by loan type and interest rate. Impairment is recognized through a valuation allowance.

Deferred servicing rights are recorded when mortgage loans are sold with servicing retained and the actual service fee rate is in excess of the normal service fee rate. The present value of the deferred servicing rights is amortized on an accelerated basis over the estimated life of the remaining loan portfolio. The effects of prepayments are recognized based upon both historical and current prepayment conditions.

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

STOCK OPTION PLAN

Prior to January 1, 1996, the Corporation accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Corporation adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Corporation has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

PER SHARE COMPUTATIONS

Earnings per share are based upon the weighted average number of common shares outstanding during each year. All per share financial information, except for the share information in the consolidated statements of changes in stockholders' equity, has been adjusted to reflect the 5-for-4 stock split, effected as a 25% stock dividend, paid to shareholders on June 15, 1995, and the 6-for-5 stock split declared January 22, 1997, to be effected as a 20% stock dividend payable on March 17, 1997, to shareholders of record at the close of business on March 5, 1997. The calculation of net income per share excludes shares issuable upon exercise of stock options because inclusion of such shares does not result in material dilution of income per share. The Corporation issued 500,995 shares of common stock to a wholly owned subsidiary as part of the acquisition of F&M Bankshares of Reedsburg, Inc. These shares are not reflected on the consolidated statements of financial condition as issued or outstanding nor will they be adjusted for the 6-for-5 stock split.

NOTE 2 BUSINESS COMBINATIONS:

The following table summarizes completed transactions during the three years ended December 31, 1996:

                                                         CONSIDERATION PAID
                                                       -----------------------
                                                                     SHARES OF
                                     DATE   METHOD OF      CASH       COMMON   TOTAL ASSETS   INTANGIBLES
        NAME OF ACQUIRED           ACQUIRED ACCOUNTING (IN MILLIONS) STOCK(F)  (IN MILLIONS) (IN MILLIONS)
----------------------------------------------------------------------------------------------------------
Branch office acquisitions in      9/94 to  Purchase         (A)            --       (A)         18.0
Madison, Rhinelander, Oshkosh,       11/94
Oconto, and Oconto Falls,
Wisconsin
Great Northern Mortgage Company       7/95  Purchase        1.2             --       (B)          1.5
Rolling Meadows, Illinois
GN Bancorp, Inc.                      8/95  Pooling of       --        897,151      130            --
Chicago, Illinois (C)                       interests
SBL Capital Bank Shares, Inc. (D)     3/96  Pooling of       --        399,548       68            --
Lodi, Wisconsin                             interests
Greater Columbia Bank Shares,         4/96  Pooling of       --      1,161,161      211            --
Inc. (C)                                    interests
Portage, Wisconsin
F&M Bankshares of Reedsburg, Inc.     7/96  Pooling of       --        641,988      139            --
Reedsburg, Wisconsin (D)(E)                 interests
Mid-America National Bancorp Inc.     7/96  Purchase        7.8             --       39           1.9
Chicago, Illinois

(A) The Corporation acquired approximately $190 million in deposits and $114 million in loans in these branch office acquisitions.

(B) The Corporation acquired approximately $535 million in mortgage servicing as part of this acquisition.

(C) All consolidated financial information has been restated as if the transaction had been effected as of the beginning of the earliest period presented.

(D) The transaction was not material to prior years' reported operating results and, accordingly, previously reported results were not restated.

(E) See "Per Share Computations" in Note 1.

(F) Share amounts have been restated to reflect the 6-for-5 stock split to be effected as a 20% stock dividend payable on March 17, 1997, to shareholders of record at the close of business on March 5, 1997.

NOTE 3 RESTRICTIONS ON CASH AND DUE FROM BANKS:

The Corporation's bank subsidiaries are required to maintain certain vault cash and reserve balances with the Federal Reserve Bank to meet specific reserve requirements. These requirements approximated $55.2 million at December 31, 1996.

NOTE 4 INVESTMENT SECURITIES:

The amortized cost and fair values of securities held to maturity at December 31, 1996 and 1995 were as follows:

                                                       1996
                                     ----------------------------------------
                                                 GROSS      GROSS
                                     AMORTIZED UNREALIZED UNREALIZED   FAIR
                                       COST      GAINS      LOSSES    VALUE
                                             --------------------------------
                                                  (IN THOUSANDS)
U.S. Treasury and federal agency
securities                           $161,199    $  919    $  (863)  $161,255
Obligations of states and political
subdivisions                          194,810     1,322     (1,621)   194,511
Other securities                       61,186       674        (85)    61,775
                                             --------------------------------
Total                                $417,195    $2,915    $(2,569)  $417,541
                                             --------------------------------
                                             --------------------------------
                                                       1995
                                     ----------------------------------------
                                                 GROSS      GROSS
                                     AMORTIZED UNREALIZED UNREALIZED   FAIR
                                       COST      GAINS      LOSSES    VALUE
                                             --------------------------------
                                                  (IN THOUSANDS)
U.S. Treasury and federal agency
securities                           $172,548    $1,007    $(1,071)  $172,484
Obligations of states and political
subdivisions                          169,923     1,536       (845)   170,614
Other securities                       55,762       910        (73)    56,599
                                             --------------------------------
Total                                $398,233    $3,453    $(1,989)  $399,697
                                             --------------------------------
                                             --------------------------------

The amortized cost and fair values of securities available for sale at December 31, 1996 and 1995 were as follows:

                                                    1996
                                  ----------------------------------------
                                              GROSS      GROSS
                                  AMORTIZED UNREALIZED UNREALIZED   FAIR
                                    COST      GAINS      LOSSES    VALUE
                                             --------------------------------
                                               (IN THOUSANDS)
U.S. Treasury and federal agency
securities                        $393,934   $ 1,474     $ (916)  $394,492
Marketable equity securities        32,502    10,446         --     42,948
                                             --------------------------------
Total                             $426,436   $11,920     $ (916)  $437,440
                                             --------------------------------
                                             --------------------------------
                                                    1995
                                  ----------------------------------------
                                              GROSS      GROSS
                                  AMORTIZED UNREALIZED UNREALIZED   FAIR
                                    COST      GAINS      LOSSES    VALUE
                                             --------------------------------
                                               (IN THOUSANDS)
U.S. Treasury and federal agency
securities                        $368,217   $ 3,671     $ (474)  $371,414
Marketable equity securities        19,507     6,610        (55)    26,062
                                             --------------------------------
Total                             $387,724   $10,281     $ (529)  $397,476
                                             --------------------------------
                                             --------------------------------

The amortized cost and fair values of securities held to maturity and securities available for sale at December 31, 1996, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

                          SECURITIES HELD TO MATURITY

                                        AMORTIZED   FAIR
                                          COST     VALUE

                                          (IN THOUSANDS)
Due in one year or less                 $101,254  $100,831
Due after one year through five years    234,648   235,227
Due after five years through ten years    78,343    77,857
Due after ten years                        2,950     3,626

Total                                   $417,195  $417,541



                         SECURITIES AVAILABLE FOR SALE

                                        AMORTIZED   FAIR
                                          COST     VALUE

                                          (IN THOUSANDS)
Due in one year or less                 $131,129  $131,208
Due after one year through five years    252,792   253,221
Due after five years through ten years     9,013     9,061
Due after ten years                        1,000     1,002

Subtotal                                $393,934  $394,492
Marketable equity securities              32,502    42,948

Total                                   $426,436  $437,440



Total proceeds and gross realized gains and losses from the sale of securities available for sale for each of the three years ended December 31 were:

               1996    1995   1994
              ------- ------ -------
                  (IN THOUSANDS)
Proceeds      $14,521 $2,187 $40,676
Gross gains       942    129       6
Gross losses       63      5     142



On November 15, 1995, the FASB issued a Special Report entitled: "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." As permitted, the Corporation made a one-time reclassification on December 31, 1995, of securities with an amortized cost of $5.5 million, with no unrealized gain or loss, from investment securities held to maturity to investment securities available for sale.

Securities with an amortized cost of approximately $386 million at December 31, 1996, and $376 million at December 31, 1995, were pledged to secure certain deposits or for other purposes as required or permitted by law.

On November 25, 1996, the company sold securities classified as held to maturity prior to their maturity dates. These securities were sold for $1.3 million which approximated amortized cost. These sales were made due to a significant deterioration in the issuer's creditworthiness and, therefore, were not considered to be inconsistent with their original classification.

NOTE 5 LOANS:

Loans at December 31 are summarized below:

                                                          1996       1995
                                                       ---------- ----------
                                                          (IN THOUSANDS)
Commercial and financial                               $  803,710 $  751,587
Agricultural                                               33,642     32,219
Real estate--construction                                 219,422    145,199
Real estate--mortgage                                   1,783,245  1,492,559
Residential real estate--mortgage loans held for sale      23,371     25,326
Installment loans to individuals                          286,014    291,303
Lease financing                                            10,449      9,743
                                                              --------------
  Total                                                $3,159,853 $2,747,936
                                                              --------------
                                                              --------------

A summary of the changes in the allowance for possible loan losses for the years indicated is as follows:

                                  1996     1995     1994
                                 -------  -------  -------
                                     (IN THOUSANDS)
Balance at beginning of year     $41,614  $39,380  $36,296
Balance related to acquisitions    3,511       --    2,550
Charge-offs                       (4,877)  (5,282)  (6,090)
Recoveries                         2,509    3,225    4,413
                                                          -
Net charge-offs                   (2,368)  (2,057)  (1,677)
Provision charged to expense       4,665    4,291    2,211
                                                          -
Balance at end of year           $47,422  $41,614  $39,380
                                                          -
                                                          -

Non-performing loan components at December 31 are summarized as follows:

                                          1996    1995
                                         ------- -------
                                         (IN THOUSANDS)
Non-accrual loans                        $17,225 $15,105
Accruing loans past due 90 days or more    1,801   1,320
Restructured loans                           534   1,704

  Total                                  $19,560 $18,129



The effect of nonperforming loans on interest revenue was as follows for the years ended December 31:

                                                    1996    1995    1994
                                                   ------  ------  ------
                                                      (IN THOUSANDS)
Interest income in accordance with original terms  $1,931  $2,010  $2,096
Interest income recognized                           (905)   (934) (1,009)
                                                         -----------------
Reduction in interest income                       $1,026  $1,076  $1,087
                                                         -----------------
                                                         -----------------

Management has determined that commercial loans and residential real estate loans that have a nonaccrual status or have had their terms restructured are defined as impaired loans for the provisions of SFAS No. 114. The amount of impairment is measured based on the fair value of the collateral, if the loan is collateral dependent, or alternatively, at the present value of expected future cash flows discounted at the loan's effective interest rate. Interest income on impaired loans is recorded when cash is received and only if principal is considered to be fully collectible.

The following table presents data on impaired loans at December 31:

                                                            1996    1995
                                                            ----    ----
                                                           (IN THOUSANDS)
Impaired loans for which an allowance has been provided    $ 2,152 $ 2,400
Impaired loans for which no allowance has been provided     14,287  12,705
                                                                  --------
Total loans determined to be impaired                      $16,439 $15,105
                                                                  --------
Required allowance                                         $ 1,102 $ 1,316
                                                                  --------
                                                                  --------
                                                            1996    1995
                                                            ----    ----
                                                            (IN THOUSANDS)
For the years ended December 31:
Average recorded investment in impaired loans              $14,020 $13,390
                                                                  --------
                                                                  --------
Cash basis interest income recognized from impaired loans  $   840 $   783
                                                                  --------
                                                                  --------

A summary of loans made by the Corporation's subsidiaries to or for the benefit of directors and executive officers or their affiliated companies of the Corporation or its subsidiaries during 1996 is as follows:

                                   1996
                                   ----
                              (IN THOUSANDS)
Balance at beginning of year     $ 63,188
New loans                          88,125
Repayments                        (85,663)
Other changes                       8,319

Balance at end of year           $ 73,969



The other changes primarily consisted of: loans to companies where an individual director had a related interest, but as of December 31, 1996, that individual was no longer a director; loans to directors, or their affiliated companies, newly elected in 1996; and the beginning of year balance of loans to directors, or their affiliated companies, from acquisitions accounted for as pooling-of-interests, but not restated (Lodi and Reedsburg).

These loans were made on substantially the same terms, including rates and collateral, if any, as those prevailing at the time for comparable transactions with other customers, and did not involve more than a normal risk of collectibility or present other unfavorable features.

The Corporation serves the credit needs of its customers by offering a wide variety of loan programs to customers in Wisconsin and northern Illinois. The loan portfolio is widely diversified by types of borrowers, industry groups and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 1996, no concentrations existed in the Corporation's loan portfolio in excess of 10% of total loans, or $316 million.

Other real estate owned, which is included in other assets, totaled $1.2 million and $1.6 million at December 31, 1996 and 1995, respectively.

NOTE 6 LOAN SERVICING RIGHTS:

A summary of changes in the balance of mortgage servicing rights is as follows:

                               1996     1995
                              -------  ------
                              (IN THOUSANDS)
Balance at beginning of year  $ 7,239  $2,011
 Additions                      6,144   6,568
 Amortization                  (2,362) (1,340)
 Sales of servicing rights         --      --
 Valuation allowance              (26)     --

Balance at end of year        $10,995  $7,239



At December 31, 1996, the Corporation was servicing 1-to-4-family residential mortgage loans owned by other investors with balances totaling $2.40 billion compared with $2.07 billion and $1.20 billion at December 31, 1995 and 1994, respectively.

NOTE 7 PREMISES AND EQUIPMENT:

A summary of premises and equipment at December 31 is as follows:

                                                   1996      1995
                                                 --------  --------
                                                  (IN THOUSANDS)
Premises                                         $ 60,557  $ 52,626
Land and land improvements                         13,151    11,944
Furniture and equipment                            62,606    51,826
Leasehold improvements                              8,818     5,164
                                                                 ---
                                                  145,132   121,560
Less: Accumulated depreciation and amortization   (69,145)  (62,260)
                                                                 ---
  Total                                          $ 75,987  $ 59,300
                                                                 ---
                                                                 ---

Depreciation and amortization of premises and equipment totaled $7.3 million in 1996, $7.0 million in 1995, and $6.7 million in 1994.

A third party provides data processing and management information system services to the Corporation pursuant to an agreement for information technology services dated August 1, 1995. As of December 31, 1996, this agreement is in effect through August 1, 2001. The Agreement provides for the delivery of certain information technology services over the life of the Agreement. The Agreement calls for monthly fixed and variable fees, covering the cost of systems operations and the migration to new systems. System migration fees are amortized over the life of the Agreement, while operational costs are expensed as incurred. Operational costs are subject to annual adjustment, indexed to changes in the Consumer Price Index (CPI). The facilities housing the data processing operation are leased until September 15, 1997. Certain data processing and other related equipment is leased on a month-to-month basis. The costs associated with this contract are included in the minimum annual rental and commitment table shown below.

The Corporation and certain subsidiaries are obligated under a number of non-cancelable operating leases for other facilities, equipment, and services, certain of which provide for increased rentals based upon increases in volume, cost of living adjustments, and other operating costs.

The approximate minimum annual rentals and commitments under these agreements are as follows:

(IN
THOUSANDS)
-------------------
1997        $ 7,164
1998          7,046
1999          6,770
2000          6,657
2001          4,516
Thereafter   13,057
-------------------
Total       $45,210
-------------------
-------------------

Consolidated rental and service expense under leases and other agreements, net of sublease income, totaled $11.8 million in 1996, $11.3 million in 1995, and $10.9 million in 1994.

NOTE 8 DEPOSITS:

The distribution of deposits at December 31 is as follows:

                                        1996       1995
                                     ---------- ----------
                                        (IN THOUSANDS)
Noninterest-bearing demand deposits  $  655,358 $  619,294
Interest-bearing demand deposits        391,547    330,020
Savings deposits                        390,623    390,641
Money market deposits                   478,731    429,358
Time deposits                         1,591,782  1,376,363

  Total deposits                     $3,508,041 $3,145,676



Time deposits of $100,000 or more were $531.5 million and $399.6 million at December 31, 1996 and 1995, respectively. Interest expense on time deposits of $100,000 or more was $42.9 million, $27.9 million, and $9.2 million for the years ended December 31, 1996, 1995, and 1994, respectively.

NOTE 9 SHORT-TERM BORROWINGS:

Short-term borrowings at December 31 are as follows:

                                                                1996     1995
                                                              -------- --------
                                                               (IN THOUSANDS)
Federal funds purchased and securities sold under agreements
to repurchase                                                 $308,839 $270,824
Commercial paper                                                 2,172    2,326
Notes payable to banks                                          68,937   66,647
Federal Home Loan Bank advances                                 51,349   15,277
Other borrowed funds                                             9,702    7,852
Current maturities of long-term borrowings                       3,067      800
                                                               ----------------
  Total                                                       $444,066 $363,726
                                                               ----------------
                                                               ----------------

Commercial paper is issued in maturities not to exceed nine months at the prevailing market rate at date of issuance. Notes payable to banks are unsecured borrowings under existing lines of credit. At December 31, 1996, the Corporation's parent company had $115 million of established lines of credit with various non-affiliated banks, of which $68.9 million was outstanding. Borrowings under these lines accrue interest at short-term market rates and are payable upon demand or in maturities up to 90 days.

Subsidiary banks have collateral pledge agreements whereby they have agreed to keep on hand at all times, free of all other pledges, liens, and encumbrances, whole first mortgages on improved residential property with unpaid principal balances aggregating no less than 167% of all outstanding borrowings from the Federal Home Loan Bank. Loans totaling approximately $120.8 million and $57.1 million were maintained as collateral to secure Federal Home Loan Bank advances at December 31, 1996, and December 31, 1995, respectively.

NOTE 10 LONG-TERM BORROWINGS:

Long-term borrowings at December 31 are as follows:

                                                          1996     1995
                                                         -------  -------
                                                         (IN THOUSANDS)
Parent company:
 8.6% senior unsecured notes                             $   400  $ 1,200
 9.35% subordinated capital note                           2,667    2,667
                                                         ----------------
                                                         $ 3,067  $ 3,867
Subsidiaries:
 Federal Home Loan Bank, 4.84% to 7.63% maturing in 1998
 through 2004                                            $21,130  $18,997
                                                         ----------------
Less: Current maturities of long-term borrowings         $(3,067) $  (800)
                                                         ----------------
  Total                                                  $21,130  $22,064
                                                         ================

The table below summarizes the maturities of the Corporation's long-term borrowings:

YEAR                                        $ (IN THOUSANDS)
----                                        ----------------
1997                                            $ 3,067
1998                                             14,817
1999                                              1,221
2000                                              2,320
2001                                                668
Thereafter                                        2,104
                                                -------
Total                                           $24,197
Current maturities of long-term borrowings       (3,067)
                                                -------
Total long-term borrowings                      $21,130
                                                =======

The 8.6% senior unsecured notes are due April 30, 1997. The Corporation has the option to prepay these senior notes, in whole or in part. This option began on April 30, 1994, subject to a variable redemption premium representing the present value of aggregate unpaid scheduled interest payments discounted at the U.S. Treasury rate at time of prepayment.

The 9.35% $2,667,000 subordinated capital note is due October 31, 1997, and may be redeemed, in whole or in part, at the option of the Corporation. This option began on April 30, 1994, on the same basis as the 8.6% senior unsecured notes.

In the various loan agreements, there are covenants in effect as long as the debt remains unpaid, the most significant of which places limitations on additional funded indebtedness and the payment of cash dividends. At December 31, 1996, the most restrictive of such covenants limited the maximum amount of additional funded indebtedness that could be incurred to approximately $400 million and the maximum amount of restricted payments that could be made to approximately $265 million. The Corporation and subsidiaries were in compliance with the existing covenants at December 31, 1996.

NOTE 11 STOCKHOLDERS' EQUITY:

On June 15, 1995, the Corporation distributed 3.15 million shares of common stock in connection with a 5-for-4 stock split, effected in the form of a 25% stock dividend. On January 22, 1997, the Board of Directors declared a 6-for-5 stock split to be effected as a 20% stock dividend payable on March 17, 1997, to shareholders of record at the close of business on March 5, 1997 (See Note
19).

At December 31, 1996, subsidiary net assets equaled $350.5 million, of which approximately $57.5 million could be transferred to the Corporation in the form of cash dividends without prior regulatory approval, subject to the capital needs of the subsidiary banks.

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

Activity in the Incentive Stock Option Plan is summarized as follows:

                                         INCENTIVE STOCK OPTIONS
                                  --------------------------------------
                                  AVAILABLE FOR GRANTED AND    OPTION
                                      GRANT     EXERCISABLE PRICE RANGE*
                                          ------------------------------
      Balance, December 31, 1993     11,017        13,048   $6.84-$8.74
      Options exercised                           (12,616)  $6.84-$8.74
                                          ------------------------------
      Balance, December 31, 1994     11,017           432   $      8.74
      Options exercised                              (432)  $      8.74
                                          ------------------------------
      Balance, December 31, 1995     11,017            --            --
      Options exercised
                                          ------------------------------
      Balance, December 31, 1996     11,017            --            --
                                          ------------------------------
                                          ------------------------------

* Option price ranges have not been restated for the stock split in 1995 or the stock split to be paid in 1997. The number of shares reserved under the plan were not increased for the stock dividends paid.

In 1987, the Corporation adopted a Long-Term Incentive Stock Plan ("Stock Plan") for certain key employees. The Stock Plan is administered by the Corporation's Administrative Committee of the Board of Directors ("Committee"). Initially, 600,000 shares were authorized for grant over the ten-year period of the Stock Plan. As a result of stock dividends declared and paid by the Corporation, the number of shares authorized for grant at December 31, 1993, totaled 750,200. As of December 31, 1993, a total of 733,132 grants for shares had been issued under the Stock Plan, with 17,068 available to be issued.

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

Activity in the Restated Stock Plan is summarized as follows:

                                       GRANTED AND EXERCISABLE OPTIONS
                          -----------------------------------------------------------
                          AVAILABLE FOR  RESTRICTED  WITHOUT               OPTION
                              GRANT     STOCK AWARDS  SARS    WITH SARS PRICE RANGE*
                               ------------------------------------------------------
Balance, December 31,
1993                          17,068         --      374,489   125,663  $ 9.09-$24.00
Additional authorized
plan shares                  600,000         --           --        --             --
Granted                     (129,000)        --      129,000        --          21.83
Exercised                         --         --      (11,377)   (5,389)   9.37- 10.45
Forfeitures                    4,950         --       (4,950)       --             --
                               ------------------------------------------------------
Balance, December 31,
1994                         493,018         --      487,162   120,274  $ 9.09-$24.00
                               ------------------------------------------------------
Granted                     (126,000)        --      126,000        --  $24.00-$24.17
Adjustment to shares for
5-for-4 stock split           94,599         --      143,368    26,890             --
Exercised                         --         --      (60,016)  (22,131)   9.09- 24.17
Forfeitures                   13,533         --      (13,533)       --             --
                               ------------------------------------------------------
Balance at December 31,
1995                         475,150         --      682,981   125,033  $ 9.09-$24.17
                               ------------------------------------------------------
Granted                     (171,500)        --      171,500        --          30.73
Exercised                         --         --      (49,526)  (32,531)   9.09- 24.17
Forfeitures                   15,916         --      (14,541)   (1,375)            --
                               ------------------------------------------------------
Balance at December 31,
1996 prior to stock
split declared in
January 1997                 319,566         --      790,414    91,127  $ 9.09-$30.73
                               ------------------------------------------------------
                               ------------------------------------------------------
Stock split declared in
January 1997 (Note 19)        63,913         --      158,083    18,225
                               ------------------------------------------------------
Balance, December 31,
1996                         383,479         --      948,497   109,352  $ 9.09-$30.73
                               ------------------------------------------------------
                               ------------------------------------------------------

* Option price ranges have been restated for the June 15, 1995, 5-for-4 stock split, effected as a 25% stock dividend, and for the 6-for-5 stock split to be effected as a 20% stock dividend declared on January 22, 1997.

Total expense related to the above plans was $0, $0, and $.1 million in 1996, 1995, and 1994, respectively.

Upon completion of the merger of F&M Financial Services Corporation ("F&M") with and into the Corporation as of May 8, 1992, the Corporation assumed the obligations, which were previously those of F&M under the outstanding options granted under F&M's Non-Qualified Stock Option Plan (the "F&M Plan"). The number of option shares granted was converted to the Corporation's option shares at a rate of .8 options for each option granted and were all considered fully exercisable upon completion of the merger for a total of 61,650 shares of the Corporation's stock.

Activity in the F&M Plan assumed by the Corporation, is summarized as follows:

                                            AVAILABLE GRANTED AND    OPTION
                                            FOR GRANT EXERCISABLE PRICE RANGE*
                                                   ----------------------------
Balance, December 31, 1993                      --       19,800   $10.04-$11.29
                                                   ----------------------------
Balance, December 31, 1994                      --       19,800   $10.04-$11.29
                                                   ----------------------------
Adjustment to shares granted for 5-for-4
stock split                                     --        4,950   $          --
Balance, December 31, 1995                      --       24,750    10.04- 11.29
                                                   ----------------------------
Exercised                                       --      (16,500)  $10.04-$11.29
Balance at December 31, 1996 prior to
stock split declared in January 1997            --        8,250           11.29
                                                   ----------------------------
Stock split declared in January 1997 (Note
19)                                             --        1,650              --
                                                   ----------------------------
Balance, December 31, 1996                      --        9,900   $       11.29
                                                   ----------------------------
                                                   ----------------------------

* Option price ranges subsequent to assumption of the F&M Plan have been restated for the June 15, 1995, 5-for-4 stock split, effected in the form of a 25% stock dividend, and the 6-for-5 stock split to be effected as a 20% stock dividend declared on January 22, 1997.

Upon completion of the merger of GN Bancorp, Inc. with and into the Corporation as of August 3, 1995, the Corporation assumed the obligations, which were previously those of GN Bancorp, Inc. under the outstanding options granted under GN Bancorp, Inc.'s Stock Option Plan ("GN Plan"). The number of option shares granted was converted to the Corporation's option shares at a rate of 8.234 options for each option granted and were all considered fully exercisable upon completion of the merger for a total of 20,997 shares of the Corporation's stock.

Activity in the GN Plan assumed by the Corporation, is summarized as follows:

                                       AVAILABLE FOR GRANTED AND    OPTION
                                           GRANT     EXERCISABLE PRICE RANGE*
                                                ------------------------------
Balance, December 31, 1993                 57,638       24,702   $       10.12
Granted                                   (57,638)      57,638    10.12- 11.13
Exercised                                      --      (61,343)   10.12- 11.13
                                                ------------------------------
Balance, December 31, 1994                     --       20,997   $       11.13
Exercised                                      --      (15,908)          11.13
                                                ------------------------------
Balance, December 31, 1995                     --        5,089   $       11.13
                                                ------------------------------
Balance at December 31, 1996 prior to
stock split declared in January 1997           --        5,089   $       11.13
                                                ------------------------------
Stock split declared in January 1997
(Note 19)                                      --        1,018              --
                                                ------------------------------
Balance, December 31, 1996                     --        6,107   $       11.13
                                                ------------------------------
                                                ------------------------------

* Option price ranges have been restated for the June 15, 1995 5-for-4 stock split, effected as a 25% stock dividend, and for the 6-for-5 stock split to be effected as a 20% stock dividend declared on January 22, 1997.

The Corporation applies APB Opinion No. 25 in accounting for the Restated Stock Plan and, accordingly, compensation cost based on the fair value at grant date has not been recognized for its stock options in the consolidated financial statements during the years ended December 31, 1996 and 1995. Had the Corporation determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation", the Corporation's net income would have been reduced to the pro forma amounts indicated below:

                                     1996    1995
                                    ------- -------
                                    (IN THOUSANDS)
 Net income           As reported   $57,244 $48,028
                      Pro forma     $56,548 $47,879
                                     1996    1995
                                    ------- -------
 Net income per share As reported   $  2.60 $  2.29
                      Pro forma     $  2.56 $  2.27

Pro forma net income reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' graded vesting period of 3 years and compensation cost for options granted prior to January 1, 1995, is not considered. However, the annual expense allocation methodology prescribed by SFAS No. 123 attributes a higher percentage of the reported expense to earlier years than to later years, resulting in an accelerated expense recognition.

The fair value of each option granted is estimated on the grant date using the Black-Scholes option-pricing model. The following assumptions were used in estimated the fair value for options granted in 1995 and 1996:

                                 1996    1995
                                ------  ------
Dividend yield                    3.00%   2.70%
Risk-free interest rate           5.44%   7.76%
Weighted average expected life  7 yrs.  7 yrs.
Expected volatility              20.49%  21.54%

The weighted average per share fair values of options granted during 1996 and 1995 were $6.98 and $7.29, respectively.

NOTE 12 RETIREMENT PLAN:

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

The following table sets forth the plan's funded status at December 31:

                                                    1996      1995      1994
                                                        -----------------------
                                                        (IN THOUSANDS)
Actuarial present value of accumulated benefit
obligations:
 Vested                                           $(20,103) $(19,471) $(18,495)
 Non-vested                                         (1,829)   (1,888)   (1,082)
                                                        -----------------------
Total                                             $(21,932) $(21,359) $(19,577)
                                                        -----------------------
                                                        -----------------------
Projected benefit obligation                      $(22,823) $(22,362) $(20,005)
Plan assets at fair value, primarily marketable
securities                                          24,783    21,778    17,908
                                                        -----------------------
Plan assets in excess of (less than) projected
benefit obligation                                   1,960      (584)   (2,097)
Unrecognized net asset                              (1,955)   (2,150)   (2,345)
Unrecognized prior service cost                        314       334        77
Unrecognized (gain) loss                            (3,615)   (1,639)      448
                                                        -----------------------
Accrued pension liability                         $ (3,296) $ (4,039) $ (3,917)
                                                        -----------------------
                                                        -----------------------
Net periodic pension costs include the following
components:
Service cost-benefits earned during the period    $  1,465  $  1,308  $  1,406
Interest cost on projected benefit obligation        1,593     1,622     1,325
Actual (return) loss on assets                      (2,824)   (4,515)      215
Net amortization and deferral                        1,048     2,856    (1,847)
                                                        -----------------------
Net periodic pension expense                      $  1,282  $  1,271  $  1,099
                                                        -----------------------
                                                        -----------------------
Assumptions used in expense calculations were:
Discount rates                                         7.0%      8.0%      7.0%
Rates of increase in compensation levels               5.0%      5.0%      5.0%
Expected long-term rate of return on assets            9.0%      9.0%      8.0%
                                                        -----------------------

Assumptions used for the December 31, 1996 liability included a discount rate of 7% and a 5% increase in compensation levels.

The Corporation and its subsidiaries also have a Profit Sharing/Retirement Savings Plan. Total expense related to contributions to the plan was $4.4 million, $3.7 million, and $3.4 million in 1996, 1995, and 1994, respectively.

The profit sharing contribution is determined annually by the Administrative Committee of the Board of Directors. The formula is based on the return on average equity of each affiliate and the Corporation.

NOTE 13 INCOME TAX EXPENSE:

The current and deferred amounts of income tax expense (benefit) are as follows:

                           YEARS ENDED DECEMBER
                                    31,
                          -------------------------
                           1996     1995     1994
                          -------  -------  -------
                              (IN THOUSANDS)
Current:
 Federal                  $30,188  $27,501  $21,844
 State                      5,709    5,411    4,157

Total current             $35,897  $32,912  $26,001

Deferred:
 Federal                  $(3,527) $(4,885) $(2,237)
 State                       (326)    (750)    (277)

Total deferred            $(3,853) $(5,635) $(2,514)

Total income tax expense  $32,044  $27,277  $23,487



Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities resulted in deferred taxes. Deferred tax assets and liabilities at December 31 are as follows:

                                                               1996     1995
                                                              -------  -------
                                                              (IN THOUSANDS)
Gross deferred tax assets:
 Allowance for possible loan losses                           $17,503  $15,115
 Accrued pension expense                                        1,674    1,834
 Deferred compensation                                          2,192    2,228
 Securities valuation adjustment                                3,528    2,187
 Loan fee income                                                  248      454
 Other real estate                                                235      410
 Benefit of tax loss carryforwards                              1,639       --
 Other                                                          3,854    3,546
                                                                  -------------
Total gross deferred tax assets                               $30,873  $25,774
                                                                  -------------
Gross deferred tax liabilities:
 Premises and equipment                                       $ 1,229  $ 1,786
 Lease financing                                                  206       --
 Prepaid expenses                                                 398      267
 Accretion                                                        380      692
 State income taxes                                               893      787
 Other                                                             58       25
                                                                  -------------
Total gross deferred tax liabilities                          $ 3,164  $ 3,557
                                                                  -------------
Net deferred tax assets                                       $27,709  $22,217
Tax effect of unrealized gain related to available for sale
securities                                                     (4,024)  (3,643)
                                                                  -------------
Net deferred tax assets including unrealized gain related to
available for sale securities                                 $23,685  $18,574
                                                                  -------------
                                                                  -------------

Management believes it is more likely than not that the deferred tax assets will be fully realized. Therefore, no valuation allowance has been recorded as of December 31, 1996 or 1995.

As of December 31, 1996 the Corporation had approximately $4,683,000 of purchased net operating loss carryforwards available to reduce federal tax liability through the year 2009. Utilization of the net operating loss carryforwards is reflected as a charge in lieu of current tax expense and recorded in the consolidated statements of financial condition as a reduction to goodwill.

The effective income tax rate differs from the statutory federal tax rate. The major reasons for this difference are as follows:

                                                      1996  1995  1994
                                                      ----  ----  ----
Federal income tax rate at statutory rate             35.0% 35.0% 35.0%
Increases (decreases) resulting from:
 Tax-exempt interest and dividends                    (3.7) (3.4) (3.8)
 State income taxes net of federal income tax benefit  3.9   3.9   3.9
 Other                                                  .7    .7   (.1)
                                                                  -----
Effective income tax rate                             35.9% 36.2% 35.0%
                                                                  -----
                                                                  -----

NOTE 14 COMMITMENTS AND CONTINGENT LIABILITIES:

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

The following is a summary of financial instruments with off-balance sheet risk at December 31:

                                                               1996      1995
                                                            ---------- --------
                                                              (IN THOUSANDS)
Financial instruments whose contract amounts represent
credit risk:
 Commitments to extend credit                               $1,080,705 $868,357
 Commercial letters of credit                                    3,489    2,517
 Standby letters of credit and financial guarantees written     45,287   63,904
Financial instruments whose notional or contract amount
exceeds the amount of credit risk:
 Interest rate swap agreements                                   3,400    3,500

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

The Corporation enters into various interest-rate swaps in managing its interest-rate risk. In these swaps, the Corporation agrees to exchange, at specified intervals, the difference between fixed- and floating-interest amounts calculated on an agreed-upon notional principal amount. A portion of the Corporation's loan portfolio consists of prime-related commercial loans, which reprice based upon movements in the prime interest rate. Interest rate swaps may be used to reduce the impact of changes in interest rates on the Corporation's net interest income. The net amount payable or receivable from interest-rate swap agreements is accrued as an adjustment to interest income or expense. At December 31, 1996 and 1995, $3.4 million and $3.5 million, respectively of "pay-fixed" swaps were in effect converting a fixed rate commercial loan to a variable rate.

The Corporation's current credit exposure on swaps is limited to the value of interest-rate swaps that have become favorable to the Corporation. At December 31, 1996, the market value of interest-rate swaps was a positive $36,000.

If an interest rate swap that is used to manage interest-rate risk is terminated early, any resulting gain or loss is deferred and accreted or amortized to noninterest income or expense over the remaining life of the asset related to the terminated agreement.

Deferred gains totaling $211,000 at December 31, 1996, resulting from interest rate swaps terminated during 1994 with notional amounts of $19.8 million, are included in other liabilities and will be recognized as part of noninterest income in the following periods: $104,000 in 1997, $97,000 in 1998, and $10,000 in 1999.

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

NOTE 15 PARENT COMPANY FINANCIAL INFORMATION:

Presented below are condensed statements of financial condition, income and cash flows for the Parent Company:

                       STATEMENTS OF FINANCIAL CONDITION

                                                           DECEMBER 31,
                                                           1996     1995
                                                         -------- --------
                                                          (IN THOUSANDS)
ASSETS
Cash and due from banks                                  $    309 $  1,628
Notes receivable from non-bank subsidiaries                74,780   62,428
Notes receivable from bank subsidiaries                    24,600   24,600
Notes receivable from subsidiary bank holding companies    11,612       --
Investment in bank subsidiaries                           261,369  246,911
Investment in non-bank subsidiaries                        23,423   12,723
Investment in subsidiary bank holding companies            57,084   49,058
Other assets                                               26,904   21,607
                                                                ----------
Total assets                                             $480,081 $418,955
                                                                ----------
                                                                ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings                                    $ 74,176 $ 67,273
Accrued expenses and other liabilities                     12,760    8,321
Long-term borrowings                                           --    3,067
                                                                ----------
Total liabilities                                          86,936   78,661
Stockholders' equity                                      393,145  340,294
                                                                ----------
Total liabilities and stockholders' equity               $480,081 $418,955
                                                                ----------
                                                                ----------

                              STATEMENTS OF INCOME

                                                       FOR THE YEARS ENDED
                                                          DECEMBER 31,
                                                     -------------------------
                                                      1996     1995     1994
                                                     -------  -------  -------
                                                         (IN THOUSANDS)
INCOME
Dividends from subsidiaries                          $51,283  $30,467  $30,968
Management and service fees from subsidiaries          4,267    3,963    3,651
Interest income on notes receivable                    6,088    4,562    2,758
Other income                                             234      267    1,157
                                                        -----------------------
Total income                                          61,872   39,259   38,534
                                                        -----------------------
EXPENSE
Interest expense on borrowed funds                     4,449    3,593    2,580
Salaries and employee benefits                         3,287    3,331    3,668
Other expense                                          5,030    4,931    4,307
                                                        -----------------------
Total expense                                         12,766   11,855   10,555
                                                        -----------------------
Income before income tax benefit and equity in
undistributed income                                  49,106   27,404   27,979
Income tax benefit                                      (547)    (663)  (1,059)
                                                        -----------------------
Income before equity in undistributed net income of
subsidiaries                                          49,653   28,067   29,038
Equity in undistributed net income of subsidiaries     7,591   19,961   14,530
                                                        -----------------------
Net income                                           $57,244  $48,028  $43,568
                                                        -----------------------
                                                        -----------------------

                           STATEMENTS OF CASH FLOWS

                                                     FOR THE YEARS ENDED
                                                         DECEMBER 31,
                                                  ----------------------------
                                                    1996      1995      1994
                                                    ----      ----      ----
                                                        (IN THOUSANDS)
OPERATING ACTIVITIES
Net income                                        $ 57,244  $ 48,028  $ 43,568
Adjustments to reconcile net income to net cash
provided by operating activities:
 Equity in undistributed net income of
 subsidiaries                                       (7,591)  (19,961)  (14,530)
 Depreciation and other amortization                   135       199       159
 Amortization of intangibles                           805       871       871
 Loss (gain) on sales of assets, net                    --         2       (14)
 (Increase) decrease in interest receivable and
 other assets                                          599    (7,488)   (3,747)
 Increase (decrease) in interest payable and
 other liabilities                                    (252)    1,290        86
 Other, net                                           (154)      (30)   (3,092)
                                                        -----------------------
Net cash provided by operating activities         $ 50,786  $ 22,911  $ 23,301
                                                        -----------------------
INVESTING ACTIVITIES
Purchases of investment securities                $     --      (780)       --
Net (increase) decrease in notes receivable        (12,374)  (32,547)   19,910
Purchase of premises and equipment, net of
disposals                                              (82)      (81)     (176)
Capital contribution to subsidiaries                (9,200)     (500)  (14,500)
                                                        -----------------------
Net cash provided (used) by investing activities  $(21,656) $(33,908) $  5,234
                                                        -----------------------
FINANCING ACTIVITIES
Net increase (decrease) in short-term borrowings  $ (8,546) $ 30,169  $(15,036)
Cash dividends                                     (20,278)  (16,924)  (14,511)
Proceeds from exercise of stock options              1,476     1,454     1,095
Purchase of treasury stock                          (3,101)   (2,085)     (338)
                                                        -----------------------
Net cash provided (used) by financing activities  $(30,449) $ 12,610  $(28,790)
                                                        -----------------------
Net increase (decrease) in cash and cash
equivalents                                       $ (1,319) $  1,613  $   (255)
Cash and due from banks at beginning of year         1,628        15       270
                                                        -----------------------
Cash and due from banks at end of year            $    309  $  1,628  $     15
                                                        -----------------------
                                                        -----------------------

NOTE 16 FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

DEPOSITS:

Under SFAS No. 107, the fair value of deposits with no stated maturity such as noninterest-bearing demand deposits, savings, NOW accounts and money market accounts, is equal to the amount payable on demand as of December 31. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

SHORT-TERM BORROWINGS:

For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

LONG-TERM BORROWINGS:

Rates currently available to the Corporation for debt with similar terms and remaining maturities are used to estimate fair value of existing borrowings.

The estimated fair values of the Corporation's financial instruments at December 31 are as follows:

                                      1996                  1995
                              --------------------- ---------------------
                               CARRYING              CARRYING
                                AMOUNT   FAIR VALUE   AMOUNT     FAIR VALUE
                              ---------- ---------- ---------- --------------
                                            (IN THOUSANDS)
Financial assets:
 Cash and due from banks      $  236,314 $  236,314 $  214,411 $  214,411
 Interest-bearing deposits in
 other financial institutions        670        670        652        652
 Federal funds sold and
 securities purchased under
 agreements to resell             27,977     27,977     45,100     45,100
 Investment securities:
  Held to maturity               417,195    417,541    398,233    399,697
  Available for sale             437,440    437,440    397,476    397,476
 Loans                         3,159,853  3,145,627  2,747,936  2,728,480
 Mortgage servicing rights        10,995     14,177      7,239      9,348
Financial liabilities:
 Deposits                      3,508,041  3,509,091  3,145,676  3,152,893
 Short-term borrowings           444,066    444,066    363,726    363,726
 Long-term borrowings             21,130     20,833     22,064     22,291
                              ---------- ---------- ---------- ----------

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

The contract or notional amount, carrying amount and estimated fair value for commitments to extend credit, commercial letters of credit, standby letters of credit and financial guarantees written, and interest rate swap agreements at December 31 is as follows:

                                                      1996
                                         ------------------------------
                                          CONTRACT
                                             OR               ESTIMATED
                                          NOTIONAL  CARRYING    FAIR
                                           AMOUNT   AMOUNT(1)   VALUE
                                                       ----------------
                                                 (IN THOUSANDS)
Commitments to extend credit             $1,080,705   $297     $2,676
Commercial letters of credit                  3,489     --          9
Standby letters of credit and financial
guarantees written                           45,287     --        453
Interest rate swap agreements                 3,400      2         36
                                                      1995
                                         ------------------------------
                                          CONTRACT
                                             OR               ESTIMATED
                                          NOTIONAL  CARRYING    FAIR
                                           AMOUNT   AMOUNT(1)   VALUE
                                                       ----------------
                                                 (IN THOUSANDS)
Commitments to extend credit             $  856,179   $381     $1,750
Commercial letters of credit                  2,517     --          6
Standby letters of credit and financial
guarantees written                           63,904     --        639
Interest rate swap agreements                 3,500      3         28

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

NOTE 17 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

The following is selected financial data summarizing the results of operations for each quarter in the years ended December 31, 1996 and 1995:

                                                1996 QUARTER ENDED
                                     -----------------------------------------
                                     MARCH 31 JUNE 30 SEPTEMBER 30 DECEMBER 31
                                     -------- ------- ------------ -----------
                                       (IN THOUSANDS EXCEPT PER SHARE DATA)
Interest income                      $75,805  $76,908   $78,648      $80,371
Interest expense                      34,968   35,309    35,963       36,237
Provision for possible loan losses     1,172      872     1,011        1,610
Investment securities gains, net         340       36        52          485
Income before income tax expense      20,728   21,861    22,803       23,896
Net income                            13,394   14,128    14,660       15,062
Net income per share                 $   .61  $   .64   $   .67      $   .68
Weighted average shares outstanding   22,026   22,044    22,031       22,040
                                                1995 QUARTER ENDED
                                     -----------------------------------------
                                     MARCH 31 JUNE 30 SEPTEMBER 30 DECEMBER 31
                                     -------- ------- ------------ -----------
                                       (IN THOUSANDS EXCEPT PER SHARE DATA)
Interest income                      $66,112  $69,146   $71,374      $72,746
Interest expense                      28,465   31,279    32,483       32,872
Provision for possible loan losses       946      780       677        1,888
Investment securities gains, net          21      113        92          104
Income before income tax expense      17,375   18,124    20,249       19,557
Net income                            11,272   11,715    12,820       12,221
Net income per share                 $   .54  $   .56   $   .61      $   .58
Weighted average shares outstanding   20,962   20,972    20,963       20,975

NOTE 18 REGULATORY MATTERS:

The Corporation and the subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Corporation and the subsidiary banks meet all capital adequacy requirements to which they are subject.

As of December 31, 1996, the most recent notification from the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation categorized the Corporation and its two largest subsidiary banks, Associated Bank Green Bay and Associated Bank Milwaukee as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Corporation must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The actual capital amounts and ratios of the Corporation, Associated Bank Green Bay, and Associated Bank Milwaukee are also presented in the table. No deductions from capital were made for interest-rate risk in 1996.

                                                   TO BE WELL
                                                  CAPITALIZED
                                                  UNDER PROMPT
                                  FOR CAPITAL      CORRECTIVE
    ($ IN                          ADEQUACY          ACTION
  THOUSANDS)        ACTUAL         PURPOSES       PROVISIONS:
----------------------------------------------------------------
AS OF DECEMBER
31, 1996:        AMOUNT  RATIO*  AMOUNT  RATIO*  AMOUNT  RATIO*
----------------------------------------------------------------
ASSOCIATED
BANC-CORP
----------
Total Capital   $398,193 11.98% $265,800 ^8.00% $332,249 ^10.00%
Tier I Capital  $356,589 10.73% $132,900 ^4.00% $199,350  ^6.00%
Leverage        $356,589  8.41% $169,678 ^4.00% $212,098  ^5.00%
ASSOCIATED
BANK GREEN BAY
--------------
Total Capital   $100,777 10.52% $ 76,651 ^8.00% $ 95,814 ^10.00%
Tier I Capital  $ 76,782  8.01% $ 38,326 ^4.00% $ 57,488  ^6.00%
Leverage        $ 76,782  6.46% $ 47,536 ^4.00% $ 59,420  ^5.00%
ASSOCIATED
BANK MILWAUKEE
--------------
Total Capital   $ 60,628 10.26% $ 47,202 ^8.00% $ 59,002 ^10.00%
Tier I Capital  $ 51,744  8.77% $ 23,601 ^4.00% $ 35,401  ^6.00%
Leverage        $ 51,744  7.45% $ 27,775 ^4.00% $ 34,718  ^5.00%

*Total Capital ratio is defined as Tier 1 Capital plus Tier 2 Capital divided by total risk weighted assets. The Tier 1 Capital ratio is defined as Tier 1 capital divided by total risk weighted assets. The leverage ratio is defined as Tier 1 capital divided by the most recent quarter's average total assets.

Under the framework, the Corporation's capital levels do not allow the Corporation to accept brokered deposits without prior approval from regulators.

NOTE 19 SUBSEQUENT EVENT:

On January 22, 1997, the Board of Directors declared a 6-for-5 stock split to be effected as a 20% stock dividend payable on March 17, 1997, to shareholders of record at the close of business on March 5, 1997. Any fractional shares resulting from the dividend will be paid in cash. All share and per share data amounts contained in the consolidated financial statements have been restated to reflect the effect of this stock split.

INDEPENDENT AUDITORS' REPORT
ASSOCIATED BANC-CORP

The Board of Directors
Associated Banc-Corp:

We have audited the accompanying consolidated statements of financial condition of Associated Banc-Corp and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of Associated Banc-Corp's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Associated Banc-Corp and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.

LOGO

KPMG Peat Marwick LLP
Chicago, Illinois
January 24, 1997

MARKET INFORMATION

                                       MARKET PRICE
                                           RANGE
                                       SALES PRICES
                                       -------------
             DIVIDENDS PAID BOOK VALUE  HIGH   LOW
             -------------- ---------- ------ ------
1996
 4th Quarter      $.24        $17.84   $36.46 $32.92
 3rd Quarter       .24         17.31    33.65  31.88
 2nd Quarter       .24         16.84    32.92  31.25
 1st Quarter       .23         16.52    32.92  29.38
1995
 4th Quarter      $.23        $16.22   $34.12 $30.21
 3rd Quarter       .23         15.74    31.04  25.31
 2nd Quarter       .18         15.40    25.83  23.67
 1st Quarter       .18         14.79    25.08  22.83

Indicated Annual Dividend Rate: $.96

Market information has been restated for the June 15, 1995 5-for-4 stock split effected as a 25% stock dividend and for the 6-for-5 stock split effected as a 20% stock dividend declared on January 22, 1997, and payable March 17, 1997.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information in the Corporation's definitive Proxy Statement, prepared for the 1997 Annual Meeting of Shareholders, which contains information concerning directors of the Corporation, under the caption "Election of Directors," is incorporated herein by reference. The information concerning "Executive Officers of the Registrant," as a separate item, appears in Part I of this document.

ITEM 11 EXECUTIVE COMPENSATION

The information in the Corporation's definitive Proxy Statement, prepared for the 1997 Annual Meeting of Shareholders, which contains information concerning this item, under the caption "Executive Compensation," is incorporated herein by reference.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information in the Corporation's definitive Proxy Statement, prepared for the 1997 Annual Meeting of Shareholders, which contains information concerning this item, under the captions "Principal Holders of Common Stock" and "Security Ownership of Management," is incorporated herein by reference.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in the Corporation's definitive Proxy Statement, prepared for the 1997 Annual Meeting of Shareholders, which contains information concerning this item under the caption "Certain Transactions," is incorporated herein by reference.

                                    PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a) 1 and 2 Financial Statements and Financial Statement Schedules
             The following financial statements and financial statement schedules are included under a separate caption "Financial
             Statements and Supplementary Data" in Part II, Item 8 hereof and are incorporated herein by reference.
             Consolidated Statements of Financial Condition--December 31,
             1996 and 1995
             Consolidated Statements of Income--For the Years Ended
             December 31, 1996, 1995, and 1994
             Consolidated Statements of Changes in Stockholders' Equity--
             For the Years Ended December 31, 1996, 1995, and 1994
             Consolidated Statements of Cash Flows--For the Years Ended
             December 31, 1996, 1995, and 1994
             Notes to Consolidated Financial Statements
             Independent Auditors' Report
 (a) 3       Exhibits Required by Item 601 of Regulation S-K

EXHIBIT                                   SEQUENTIAL PAGE NUMBER OR
NUMBER            DESCRIPTION           INCORPORATION BY REFERENCE TO
----------------------------------------------------------------------
(3)(a)   Articles of Incorporation     Exhibit (3) to Report on Form
                                       10-Q for the quarter ended June
                                       30, 1993
(3)(b)   Bylaws                        Exhibit (3) to Report on Form
                                       10-Q for the quarter ended
                                       September 30, 1991
(4)      Instruments Defining the
         Rights of Security Holders,
         Including Indentures
         The Registrant, by signing
         this report, agrees to
         furnish the Securities and
         Exchange Commission, upon its
         request, a copy of any
         instrument that defines the
         rights of holders of long-
         term debt of the Registrant
         and all of its subsidiaries
         for which consolidated or
         unconsolidated financial
         statements are required to be
         filed and that authorizes a
         total amount of securities
         not in excess of 10% of the
         total assets of the
         Registrant and its
         subsidiaries on a
         consolidated basis.

 EXHIBIT                                   SEQUENTIAL PAGE NUMBER OR
  NUMBER            DESCRIPTION          INCORPORATION BY REFERENCE TO
----------------------------------------------------------------------
 *(10)(a)  The 1982 Incentive Stock      Exhibit (10) to Report on
           Option Plan of the Registrant Form 10-K for fiscal year
                                         ended December 31, 1987
 *(10)(b)  The Restated Long-Term        Exhibits filed with
           Incentive Stock Option Plan   Associated's registration
           of the Registrant             statement (33-86790) on Form
                                         S-8 filed under the
                                         Securities Act of 1933
 *(10)(c)  Deferred Compensation         Exhibit (10)(c) to Report on
           Agreement dated November 1,   Form 10-K for fiscal year
           1986 between Associated Bank  ended December 31, 1992
           Green Bay, National
           Association and Robert C.
           Gallagher
 *(10)(d)  Change of Control Plan of the Exhibit (10)(d) to Report on
           Registrant effective April    Form 10-K for fiscal year
           25, 1994                      ended December 31, 1994
 *(10)(e)  Deferred Compensation Plan    Exhibit (10(e) to Report on
           and Deferred Compensation     Form 10-K for fiscal year
           Trust effective as of         ended December 31, 1994
           December 16, 1993, and
           Deferred Compensation
           Agreement of the Registrant
           dated December 31, 1994
 (11)      Statement Re Computation of   Filed herewith
           Per Share Earnings
 (21)      Subsidiaries of the           Filed herewith
           Corporation
 (23)      Consent of Independent        Filed herewith
           Auditors
 (24)      Power of Attorney             Filed herewith

---------------------
* Management contracts and arrangements.

  Schedules and exhibits other than those listed are omitted for the reasons that they are not required, are not applicable or that equivalent information has been included in the financial statements, and notes thereto, or elsewhere herein.

(b) Reports on Form 8-K

  No reports on Form 8-K were filed with the Securities and Exchange Commission during the fourth quarter of the fiscal year ended December 31, 1996.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ASSOCIATED BANC-CORP

Date: March 24, 1997
                                            /s/ Harry B. Conlon
                                          By: _________________________________
                                            Harry B. Conlon
                                            Chairman, President & Chief
                                            Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  /s/ Harry B. Conlon
 By: ________________________________        *
                                           By: ________________________________
  Harry B. Conlon                            John S. Holbrook, Jr.
  Chairman, President, Chief                 Director
  Executive Officer and Director


  /s/ Joseph B. Selner
 By: ________________________________        *
                                           By: ________________________________
  Joseph B. Selner                           William R. Hutchinson
  Senior Vice President-CFO                  Director
  Principal Financial Officer and
  Principal
  Accounting Officer


  /s/ Robert C. Gallagher
 By: ________________________________        *
                                           By: ________________________________
  Robert C. Gallagher                        James F. Janz
  Vice Chairman and Director

                                             Director

  *
 By: ________________________________        *
                                           By: ________________________________
  Robert Feitler                             John C. Meng
  Director

                                             Director

  *
 By: ________________________________        *
                                           By: ________________________________
  Ronald R. Harder                           J. Douglas Quick
  Director

                                             Director
  /s/ Brian R. Bodager
*By: ________________________________
  Brian R. Bodager
  Attorney-in-Fact

Date: March 24, 1997