Form 10-K/A
period 1996-12-31
ASSOCIATED BANC-CORP
filed 1997-03-26
CIK 7789

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                  FORM 10-K/A

(Mark One)

    X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----------  EXCHANGE ACT OF 1934 (FEE REQUIRED) For the fiscal year ended
            December 31, 1996

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---------- EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period to

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

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                             -------

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

             Consolidated Statements of Financial Condition - December 31, 1996 and 1995

             Consolidated Statements of Income - For the Years Ended December 31, 1996, 1995, and 1994

             Consolidated Statements of Changes in Stockholders Equity - For the Years Ended December 31, 1996, 1995, and 1994

             Consolidated Statements of Cash Flows - For the Years Ended December 31, 1996, 1995, and 1994

             Notes to Consolidated Financial Statements

             Independent Auditors  Report

(a) 3        Exhibits Required by Item 601 of Regulation S-K

                                                    Sequential Page Number of
Exhibit Number          Description               Incorporation by Reference to
-------------------------------------------------------------------------------
(3)(a)                  Articles of               Exhibit (3) to Report on form
                        Incorporation             10-Q for the quarter ended
                                                  June 30, 1993
(3)(b)                  Bylaws                    Exhibit (3) to Report on Form
                                                  10-Q for the quarter ended
                                                  September 30, 1991
(4)                     Instruments Defining
                        Rights of Security
                        Holders, Including
                        Indentures

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

                                                    Sequential Page Number of
Exhibit Number          Description               Incorporation by Reference to
-------------------------------------------------------------------------------
                        which consolidated or
                        unconsolidated
                        financial statements are
                        required to be filed and
                        that authorizes a total
                        amount of securities
                        not in excess of 10% of
                        the total assets of the
                        Registrant and its
                        subsidiaries on a
                        consolidated basis.

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

(11) Statement Re Computation Filed herewith of Per Share Earnings

(21)                    Subsidiaries of the       Filed herewith
                        Corporation


                                                    Sequential Page Number of
Exhibit Number          Description               Incorporation by Reference to
-------------------------------------------------------------------------------
(23)                    Consent of Independent    Filed herewith
                        Auditors

(24)                    Power of Attorney         Filed herewith

(27)                    Financial Data Schedule   Filed herewith
--------------------
*Management contracts and arrangements.

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

                                         ASSOCIATED BANC-CORP


                                         By:/s/ HARRY B. CONLON
Date:  March 26, 1997                       ------------------------------
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

By:/s/ HARRY B. CONLON                   By:*
   ------------------------------           ------------------------------
   Harry B. Conlon                          John S. Holbrook, Jr.
   Chairman, President, Chief               Director
   Executive Officer and Director

By:/s/ JOSEPH B. SELNER                  By:*
   ------------------------------           ------------------------------
   Joseph B. Selner                         William R. Hutchinson
   Senior Vice President-CFO                Director
   Principal Financial Officer and
   Principal Accounting Officer

By:/s/ ROBERT C. GALLAGHER               By:*
   ------------------------------           ------------------------------
   Robert C. Gallagher                      James F. Janz
   Vice Chairman and Director               Director

By:*                                     By:*
   ------------------------------           ------------------------------
   Robert Feitler                           John C. Meng
   Director                                 Director

By:*                                     By:*
   ------------------------------           ------------------------------
   Ronald R. Harder                         J. Douglas Quick
   Director                                 Director

*By:/s/ BRIAN R. BODAGER
   ------------------------------
    Brian R. Bodager
    Attorney-in-Fact

Date:  March 26, 1997