Form 10-Q
period 1997-03-31
ASSOCIATED BANC-CORP
filed 1997-05-15
CIK 7789

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

   X    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE
 -----  SECURITIES EXCHANGE ACT OF 1934

 -----  For the quarterly period ended March 31, 1997

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                    to
                                       -------------------  --------------------

        Commission file number               0-5519
                              --------------------------------------------------

                              Associated Banc-Corp
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Wisconsin                                           39-1098068
--------------------------------------------------------------------------------
(State or other  jurisdiction of              (IRS employer identification no.)
 incorporation or  organization)

               112 North Adams Street, Green Bay, Wisconsin 54301
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (414) 433-3166
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
                    (Former name, former address and former
                   fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X        No
                                   ---          ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant's common stock, par value $0.01 per share, at March 31, 1997, was 22,439,000 shares.

                              ASSOCIATED BANC-CORP
                                TABLE OF CONTENTS


                                                                       Page No.

PART I. Financial Information

        Item 1.  Financial  Statements:

                 Consolidated Statements of Financial Condition -
                 March 31, 1997 and December 31, 1996

                 Consolidated Statements  of Income -
                 Three  Months  Ended March 31, 1997 and
                 1996

                 Consolidated Statements of Cash Flows -
                 Three Months Ended March 31, 1997 and 1996

                 Notes to Consolidated Financial Statements

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

PART II. Other Information

         Item 5. Other Information

         Item 6. Exhibits and Reports on Form 8-K


Signatures

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements:


                              ASSOCIATED BANC-CORP
           Consolidated Statements of Financial Condition
                                  (Unaudited)
                                                       March 31,   December 31,
                                                          1997         1996
                                                          ----         ----
                                                            (In Thousands)
ASSETS

  Cash and due from banks                             $   176,739    $  236,314
  Interest-bearing deposits in other
    financial institutions                                  2,279           670
  Federal funds sold and securities purchased
    under agreements to resell                             22,056        27,977
  Investment securities:
    Held to maturity (Fair value of approximately
      $424,349 and $417,541 at March 31,
      1997 and December 31, 1996, respectively)           426,324       417,195
  Available for sale-stated at fair value                 433,530       437,440
  Loans, net of unearned income                         3,253,026     3,159,853
  Less:  Allowance for possible loan losses               (49,398)      (47,422)
                                                        ---------     ---------
    Loans, net                                          3,203,628     3,112,431
  Premises and equipment                                   79,748        75,987
  Other assets                                            114,531       111,065
                                                        ---------     ---------
        Total assets                                  $ 4,458,835    $4,419,079
                                                        =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY

  Noninterest-bearing deposits                        $   580,215    $  655,358
  Interest-bearing deposits                             2,910,696     2,852,683
                                                        ---------     ---------
    Total deposits                                      3,490,911     3,508,041
  Short-term borrowings                                   471,990       444,066
  Accrued expenses and other liabilities                   56,780        52,697
  Long-term borrowings                                     31,564        21,130
                                                        ---------     ---------
    Total liabilities                                   4,051,245     4,025,934
  Commitments and contingent liabilities                      ---           ---
  Stockholders' equity
    Preferred stock                                           ---           ---
    Common stock (par value $0.01 per share,
      authorized 48,000,000 shares issued
      22,473,556 and 22,059,191 shares, respectively)         225           221
    Surplus                                               168,255       164,514
    Retained earnings                                     235,383       222,348
    Net unrealized gains on securities
      available for sale                                    4,962         6,980
    Less:  Treasury stock (34,556 and 26,226 shares
             at cost)                                      (1,235)         (918)
                                                        ---------      --------
      Total stockholders' equity                          407,590       393,145
                                                        ---------     ---------
      Total liabilities and stockholders' equity      $ 4,458,835    $4,419,079
                                                        =========     =========

(See accompanying notes to Consolidated Financial Statements.)

ITEM 1.  Financial Statements Continued:

                              ASSOCIATED BANC-CORP
                        Consolidated Statements of Income
                                   (Unaudited)
                                                            Three Months Ended
                                                                 March 31,
                                                            1997          1996
                                                            ----          ----
                                                              (In Thousands)
INTEREST INCOME
  Interest and fees on loans                            $ 68,530       $ 63,312
  Interest and dividends on investment securities:
    Taxable                                               10,336          9,810
    Tax exempt                                             2,338          2,308
    Interest on deposits in other financial institution       72              9
    Interest on federal funds sold and securities
       purchased under agreements to resell                  295            366
                                                          ------         ------
       Total interest income                              81,571         75,805
                                                          ------         ------
INTEREST EXPENSE
  Interest on deposits                                    31,271         29,963
  Interest on short-term borrowings                        5,823          4,489
  Interest on long-term borrowings                           313            516
                                                          ------         ------
  Total interest expense                                  37,407         34,968
                                                          ------         ------

NET INTEREST INCOME                                       44,164         40,837
  Provision for possible loan losses                       1,123          1,172
                                                          ------         ------
  Net interest income after provision for possible
    loan losses                                           43,041         39,665
                                                          ------         ------

NONINTEREST INCOME
  Trust service fees                                       6,948          6,160
  Service charges on deposit accounts                      3,225          2,988
  Investment securities gains, net                           473            340
  Mortgage banking activity                                2,798          3,737
  Retail investment income                                   888            632
  Other                                                    2,743          2,431
                                                          ------         ------
    Total noninterest income                              17,075         16,288
                                                          ------         ------
NONINTEREST EXPENSE
  Salaries and employee benefits                          20,179         18,696
  Net occupancy expense                                    3,204          2,748
  Equipment rentals, depreciation and maintenance          2,184          1,882
  Data processing expense                                  2,291          2,104
  Stationery and supplies                                    906            825
  Business development and advertising                       828            878
  FDIC expense                                                96             12
  Other                                                    7,930          8,080
                                                          ------         ------
     Total noninterest expense                            37,618         35,225
                                                          ------         ------
Income before income taxes                                22,498         20,728
Income tax expense                                         7,749          7,334
                                                          ------         ------
NET INCOME                                              $ 14,749       $ 13,394
                                                          ======         ======
Per share
    Net income                                       $       .66    $       .61
    Dividends                                        $       .24    $       .23
Weighted average shares outstanding                       22,240         22,026


(See accompanying notes to consolidated Financial Statements)

ITEM 1.  Financial Statements Continued:

                              ASSOCIATED BANC-CORP
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                            Three Months Ended
                                                                 March 31,
                                                            1997          1996
                                                            ----          ----
                                                              (In Thousands)
OPERATING ACTIVITIES
  Net income                                           $  14,749      $  13,394
  Adjustments to reconcile net income to net cash
    used by operating activities:
    Provision for possible loan losses                     1,123          1,172
    Depreciation and amortization                          2,458          2,003
    Amortization of mortgage servicing rights                682            540
    Amortization of intangibles                              686            761
    Net amortization (accretion) of premiums
      and discounts                                          (68)            98
    Gain on sales of investment securities, net             (473)          (340)
    Increase in interest receivable and other assets        (728)       (10,096)
    Increase in interest payable and other liabilities     2,150          1,766
    Amortization of loan fees and costs                     (383)          (376)
    Net increase in mortgage loans acquired for resale     7,100         21,346
    Gain on sales of mortgage loans held for resale         (594)        (1,109)
                                                          ------         ------
Net cash provided by operating activities              $  26,702      $  29,159
                                                          ------         ------
INVESTING ACTIVITIES
  Net decrease in federal funds sold and securities
    purchased under agreements to resell               $  10,346      $  32,260
  Net increase in interest-bearing deposits in
    other financial institutions                          (1,609)            (3)
  Purchases of held to maturity securities               (35,220)       (27,292)
  Purchases of available for sale securities             (89,624)       (61,666)
  Proceeds from sales of available for sale securities     1,585            620
  Maturities of held to maturity securities               53,966         28,965
  Maturities of available for sale securities             89,394         62,655
  Net increase in loans                                  (62,969)       (57,601)
  Proceeds from sales of other real estate                   368            614
  Purchases of premises and equipment, net of disposals   (3,610)        (3,379)
  Purchase of mortgage servicing rights                   (1,248)        (1,866)
  Net cash received in purchase of subsidiary              5,051          5,232
                                                          ------         ------
Net cash used in investing activities                  $ (33,570)     $ (21,461)
                                                          ------         ------
FINANCING ACTIVITIES
  Net decrease in deposits                             $ (84,779)     $ (54,027)
  Net increase (decrease) in short-term borrowings         6,858         (5,251)
  Cash dividends                                          (5,325)        (4,750)
  Proceeds from issuance of long-term borrowings          31,500          3,500
  Proceeds from exercise of stock options                    384            201
  Purchase of treasury stock                              (1,345)           ---
                                                          ------         ------
Net cash used in financing activities                  $ (52,707)     $ (60,327)
                                                          ------         ------
Net decrease in cash and cash equivalents              $ (59,575)     $ (52,629)
Cash and due from banks at beginning of period           236,314        214,411
                                                         -------        -------
Cash and due from banks at end of period               $ 176,739      $ 161,782
                                                         =======        =======
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                           $  37,487      $  34,870
    Income taxes                                           1,802          2,866
Supplemental schedule of noncash investing
  activities:
  Loans transferred to other real estate               $     437      $     114
  Loans made in connection with the disposition
    of other real estate                                      35            ---

(See accompanying notes to Consolidated Financial Statements.)

ITEM 1.  Financial Statements Continued:

ASSOCIATED BANC-CORP
Notes to Consolidated Financial Statements

NOTE 1: In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly Associated Banc-Corp's ("Corporation") financial position, results of its operations and cash flows for the periods presented. All adjustments necessary to the fair presentation of the financial statements are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2: The consolidated financial statements include the accounts of all subsidiaries. All material intercompany transactions and balances are eliminated. The Corporation has not changed its accounting and reporting policies from those stated in the Corporation's 1996 Form 10-K Annual Report.

NOTE  3:  Business   Combinations
The following table summarizes completed transactions during 1996 and 1997 (through March 31):

                                                                               Consideration Paid
                                                                         ------------------------------
                                                                                              Total Assets
                                          Date     Method of       Cash         Shares of         (In        Intangibles
            Name of Acquired            Acquired   Accounting  (In Millions)  Common Stock [C]   Millions)   (In Millions)
--------------------------------------------------------------------------------------------------------------------------------
SBL Capital Bank Shares, Inc. [A]         3/96     Pooling of
  Lodi, Wisconsin                                    interests      ---           399,548        68              ---
Greater Columbia Bank Shares, Inc. [B]    4/96     Pooling of
  Portage, Wisconsin                                 interests      ---         1,161,161       211              ---
F&M Bankshares of Reedsburg, Inc. [A]     7/96     Pooling of
  Reedsburg, Wisconsin                               interests      ---           641,988       139              ---
Mid-America National Bancorp, Inc.        7/96     Purchase         7.8               ---        39              1.9
  Chicago, Illinois
Centra Financial, Inc. [A]                2/97     Pooling of
  West Allis, Wisconsin                              interests      ---           414,365        76              ---

[A] The transaction, accounted for using the pooling-of-interests method, was not material to operating results for years prior to the acquisition and, accordingly, results for years prior to the acquisition were not restated.

[B] All consolidated financial information has been restated as if the transaction had been effected as of the beginning of the earliest period presented.

[C] Share amounts have been restated to reflect the 6-for-5 stock split effected as a 20% stock dividend paid on March 17, 1997.

NOTE 4:  Investment Securities

The amortized cost and fair values of investment securities held to maturity and securities available for sale for the periods indicated were as follows:

                     Investment Securities Held to Maturity

           (In thousands)                                   March 31, 1997
--------------------------------------------------------------------------------
                                                   Amortized Cost    Fair Value
--------------------------------------------------------------------------------
U.S. Treasury and federal agency securities        $   170,390    $   169,236
Obligations of states and political
  subdivision                                          195,524        194,605
Other securities                                        60,410         60,508
                                                       -------        -------
Total                                              $   426,324    $   424,349
                                                       =======        =======
--------------------------------------------------------------------------------
           (In thousands)                                 December 31, 1996
--------------------------------------------------------------------------------
                                                   Amortized Cost   Fair Value
--------------------------------------------------------------------------------

U.S. Treasury and federal agency securities        $   161,199    $   161,255
Obligations of states and political
  subdivisions                                         194,810        194,511
Other securities                                        61,186         61,775
                                                       -------        -------
Total                                              $   417,195    $   417,541
                                                       =======        =======
--------------------------------------------------------------------------------
                    Investment Securities Available for Sale
--------------------------------------------------------------------------------

            (In thousands)                                March 31, 1997
--------------------------------------------------------------------------------
                                                   Amortized Cost   Fair Value
--------------------------------------------------------------------------------
U.S. Treasury and federal agency securities        $   391,428    $   389,532
Obligations of states and political subdivisions         4,944          5,155
Marketable equity securities                            29,320         38,843
--------------------------------------------------------------------------------
Total                                              $   425,692    $   433,530
================================================================================

            (In thousands)                               December 31, 1996
--------------------------------------------------------------------------------
                                                   Amortized Cost   Fair Value
--------------------------------------------------------------------------------
U.S. Treasury and federal agency securities        $  $393,934    $   394,492
Obligations of states and political subdivisions           ---            ---
Marketable equity securities                            32,502         42,948
--------------------------------------------------------------------------------
Total                                              $   426,436    $    437,440
================================================================================

NOTE 5:  Allowance for Possible Loan Losses

A summary of the changes in the allowance for possible loan losses for the periods indicated is as follows:
                                                    For the Three  For the Year
                                                    Months Ended      Ended
                                                      March 31,    December 31,
                                                         1997          1996
                                                         ----          ----
                                                            (In Thousands)
--------------------------------------------------------------------------------
Balance at beginning of period                        $ 47,422      $ 41,614
Balance related to acquisition                             728         3,511
Provisions charged to operating expense                  1,123         4,665
Net loan recoveries (losses)                               125        (2,368)
                                                        ------        ------
Balance at end of period                              $ 49,398      $ 47,422
                                                        ======        ======
--------------------------------------------------------------------------------

NOTE 6:  Mortgage Servicing Rights

Effective January 1, 1996, the Corporation adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65." Accordingly, the Corporation recognizes as separate assets (capitalized) the rights to service mortgage loans for others whether the servicing rights are acquired through purchases or loan origination. The fair value of capitalized mortgage servicing rights is based upon the present value of estimated expected future cash flows. Based upon current fair values, capitalized mortgage servicing rights are assessed periodically for impairment, which is recognized in the statement of income during the period in which impairment occurs by establishing a corresponding valuation allowance. For purposes of performing its impairment evaluation, the Corporation stratifies its portfolio of capitalized mortgage servicing rights on the basis of certain risk characteristics.

A summary of the changes in capitalized mortgage servicing rights for the periods indicated is as follows:
                                                    For the Three  For the Year
                                                    Months Ended      Ended
                                                      March 31,    December 31,
                                                         1997          1996
                                                         ----          ----
                                                            (In Thousands)
--------------------------------------------------------------------------------
Balance at beginning of period                        $ 10,995      $  7,239
Additions                                                1,248         6,144
Amortization                                              (682)       (2,362)
Sales of servicing rights                                  ---           ---
Change in valuation allowance                                4           (26)
                                                        ------        ------
Balance at end of period                              $ 11,565      $ 10,995
                                                        ======        ======
--------------------------------------------------------------------------------

NOTE 7:  Per Share Computations

Per share computations are computed based on the weighted average number of common shares outstanding for the three months ended March 31, 1997 and 1996. The Corporation issued 500,995 shares of common stock to a wholly-owned subsidiary as part of the acquisition of F&M Bankshares of Reedsburg, Inc. These shares are not reflected on the Consolidated Statements of Financial Condition as issued or outstanding.

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

EARNINGS

On February 21, 1997, Associated completed the acquisition of the $76-million Centra Financial, Inc. (Centra) headquartered in West Allis, WI. The transaction was accounted for using the pooling-of-interests method. However, the transaction was not material to prior years' reported operating results and, accordingly, previously reported prior years' results have not been restated.

In April 1996, Associated completed the acquisition of the $211-million Greater Columbia Bancshares, Inc. in Portage, WI. This acquisition was accounted for using the pooling-of-interests method. All consolidated financial information has been restated as if the transaction had been effected as of the beginning of the earliest reporting period.

Associated also completed two other acquisitions in 1996 that were accounted for using the pooling-of-interests method - the $139-million F&M Bankshares of Reedsburg in July 1996 and the $68-million SBL Capital Bankshares in Lodi, WI in March 1996. However, the transactions were not material to operating results for years prior to the acquisitions and, accordingly, results of operations for years prior to the acquisitions have not been restated.

On July 31, 1996, Associated completed the acquisition of the $39-million asset Mid-America National Bancorp Inc. (Mid-America), Chicago. This transaction was accounted for using the purchase method. Accordingly, the consolidated financial statements include the results of operations of Mid-America since the date of acquisition.

All per share financial information has been adjusted to reflect the 6-for-5 stock split effected in the form of a 20 percent stock dividend paid to shareholders on March 17, 1997.

Net income for the first quarter of 1997 was $14.7 million, up 10.1% over 1996 first quarter net income of $13.4 million. Earnings per share were $0.66 in the first quarter of 1997, up 8.2% over the $0.61 reported in the first quarter of 1996.

Return on average assets (ROA) for the first quarter of 1997 was 1.36%, up from 1.33% during the same period last year. Return on average equity (ROE) for the first quarter of 1997 was 14.84%, down slightly from 14.99% during the same period last year.

The change (increase of $1.4 million, or 10.1%) in first quarter 1997 net income, when compared to the same period last year, was a result of higher net interest income (up $3.3 million, or 8.1%), higher noninterest income (up $787,000, or 4.8%), slightly lower provision for loan losses (down $49,000, or 4.2%), offset by higher noninterest expense (up $2.4 million, or 6.8%) and higher tax expense (up $415,000, or 5.7%).

                                   Net Income
                                Quarterly Trends
                                (In Thousands)
--------------------------------------------------------------------------------
                       1st Qtr.     4th Qtr.    3rd Qtr.    2nd Qtr.    1st Qtr.
                         1997        1996        1996        1996         1996
--------------------------------------------------------------------------------
Net Income ......     $14,749       $15,062     $14,660     $14,128     $13,394
E.P.S ...........     $  0.66       $  0.68     $  0.67     $  0.64     $  0.61

Return on Average
 Equity - Quarter       14.84%        15.48%      15.56%      15.51%      14.99%
Return on Average
 Equity - Year to
 Date                   14.84%        15.39%      15.36%      15.25%      14.99%

Return on Average
 Assets - Quarter        1.36%         1.40%       1.39%       1.38%       1.33%
Return on Average
 Assets - Year to
 Date                    1.36%         1.38%       1.37%       1.36%       1.33%
--------------------------------------------------------------------------------

NET INTEREST INCOME

Fully taxable equivalent (FTE) net interest income in the first quarter of 1997 was $45.6 million, an increase of $3.4 million over the first quarter of 1996 FTE net interest income of $42.2 million. Adjusting the first quarter of 1997 for the impact of Centra (net interest income of $827,000 in the first quarter of 1997) and an increase in collected nonaccrual loan interest income (up $447,000 over the first quarter of 1996) reduces the increase to $2.1 million.

The net interest margin for the first quarter of 1997 was 4.54%, compared with 4.51% in the first quarter of 1996. The largest factor contributing to the decrease to net interest margin was the lower contribution from net free funds, down 3 basis points. Interest-bearing liabilities comprised a larger portion of total funding (82.8% in first quarter of 1997 compared to 82.4% in first quarter of 1996).

                               Net Interest Income
                              Tax Equivalent Basis
                                (In Thousands)
--------------------------------------------------------------------------------
                               1st Qtr.  4th Qtr.  3rd Qtr.  2nd Qtr.  1st Qtr.
                                1997       1996      1996      1996      1996
--------------------------------------------------------------------------------
Interest Income                $81,571   $80,371   $78,648   $76,908   $75,805
Tax Equivalent Adjustment        1,428     1,239     1,338     1,409     1,352
                                ------    ------    ------    ------    ------
Tax Equivalent Interest        $82,999   $81,610   $79,986   $78,317   $77,157
Interest Expense                37,407    36,237    35,963    35,309    34,968
                                ------    ------    ------    ------    ------
Tax Equivalent Net Interest
  Income                       $45,592   $45,373   $44,023   $43,008   $42,189
--------------------------------------------------------------------------------

Average earning assets grew $316 million from the first quarter of 1996, with $68 million of this increase attributable to Centra, and approximately $30 million attributable to the Mid-America acquisition in the third quarter of 1996 (primarily investment securities). All subsidiary banks reported growth in average earning assets when compared to the first quarter of 1996. Total loans grew $295 million, with $36 million attributable to Centra and $7 million attributable to Mid-America. Excluding the impact of Centra and Mid-America, average earning assets and loans grew at an internal rate of 5.8% and 8.7%, respectively in the first quarter of 1997. The addition of Centra, with a loan to deposit ratio of 103.6%, combined with loan growth funded only partially by deposit growth caused the average loans to average deposits ratio to increase to 92.4%, up from 89.4% in the first quarter of 1996.

The average loan growth, excluding the impact of Centra, of $259 million, was funded by increased wholesale borrowings (funds purchased, repurchase agreements, FHLB borrowings, and long-term borrowings) of $81 million, increased time deposits (personal CDs and Brokered CDs) of $100 million ($67 million increase in personal CDs and a $33 million increase in Brokered CDs), higher balances of Savings, NOW and MMA of $43 million, higher net free funds of $24 million and lower balances of investments and short-term investments of $11 million. Over the past twelve months, loan growth has been funded by approximately 44% wholesale funds (including brokered CDs) and 46% retail interest-bearing deposits, with the remainder from net free funds and the change in the investment portfolios. The average balance of brokered CDs for the first quarter of 1997 was $97 million with a period end balance of $106 million (up $16 million from December 31, 1996).

                               Net Interest Margin
                                Quarterly Trends
                              (Quarterly Info Only)
--------------------------------------------------------------------------------
                              1st Qtr.   4th Qtr.  3rd Qtr.  2nd Qtr.  1st Qtr.
                                1997       1996      1996      1996      1996
--------------------------------------------------------------------------------
Yield on Earning Assets        8.26%      8.21%      8.19%     8.23%     8.25%
Cost of Interest-Bearing
Liabilities                    4.49%      4.45%      4.48%     4.50%     4.54%
                               ----       ----       ----      ----      ----
Interest Rate Spread           3.77%      3.76%      3.71%     3.73%     3.71%
Net Free Funds
Contribution                    .77%       .80%       .80%      .79%      .80%
                               ----       ----       ----      ----      ----
Net Interest Margin            4.54%      4.56%      4.51%     4.52%     4.51%
                               ====       ====       ====      ====      ====
Average Earning Assets
to Average Assets             92.97%     92.60%     92.73%    92.92%    92.99%
Free Funds Ratio
(% of Earning Assets)         17.16%     18.03%     17.79%    17.62%    17.56%
--------------------------------------------------------------------------------

              Earning Asset and Interest-Bearing Liability Volumes
                                Quarterly Trends
                                (In Thousands)
--------------------------------------------------------------------------------
                        1st Qtr.    4th Qtr.    3rd Qtr.    2nd Qtr.    1st Qtr.
                          1997        1996        1996        1996        1996
--------------------------------------------------------------------------------
Average Loans       $3,198,576  $3,111,614  $3,049,213  $2,989,910  $2,903,438
Average Earning
  Assets             4,076,729   3,955,571   3,885,182   3,825,789   3,760,453
Average Noninterest-
  Bearing Deposits     550,230     583,697     564,904     545,992     532,882
Average Interest-
  Bearing Deposits   2,910,015   2,835,861   2,792,245   2,731,350   2,714,068
Average Deposits     3,460,245   3,419,558   3,357,149   3,277,342   3,246,950
Average Interest-
  Bearing
  Liabilities        3,377,230   3,242,422   3,194,137   3,151,693   3,100,249
--------------------------------------------------------------------------------

LOAN LOSS

The loan loss provision for the first quarter of 1997 was $1.1 million, a decrease of $49,000 from the same period in 1996.

As of March 31, 1997, the allowance for possible loan losses of $49.4 million represented 1.52% of total outstanding loans, up slightly from the 1.50% reported at December 31, 1996, and down from 1.57% reported at March 31, 1996. The combination of first quarter provision expense, net recoveries of $125,000 and slower loan growth than previous quarters account for the increase in the allowance for possible loan losses to loans from the fourth quarter of 1996.

                       Provision for Possible Loan Losses
                                Quarterly Trends
                                (In Thousands)
--------------------------------------------------------------------------------
                               1st Qtr.  4th Qtr.  3rd Qtr.  2nd Qtr.  1st Qtr.
                                 1997      1996      1996      1996      1996
--------------------------------------------------------------------------------
Provision - Quarter            $ 1,123   $ 1,610   $ 1,011   $   872   $ 1,172
Provision - Year                 1,123     4,665     3,055     2,044     1,172

Net Charge-offs
 (Recoveries) -
  Quarter                         (125)      948       456       915        49
Net Charge-offs
  (Recoveries) -
   Year                           (125)    2,368     1,420       964        49

Allowance at Period End        $49,398   $47,422   $46,760   $46,049   $46,092
Allowance to Period End
  Loans                           1.52%     1.50%     1.51%     1.52%     1.57%

Net Charge-offs
 (Recoveries) to
  Average Loans
  (Annualized) - Quarter          (.02)%     .12%      .06%      .12%      .01%
Net Charge-offs
  (Recoveries) to
   Average Loans
   (Annualized) - Year            (.02)%     .08%      .06%      .07%      .01%
--------------------------------------------------------------------------------

During the first quarter of 1997, net recoveries of $125,000 were recorded. This net recovery position was the result of three larger recoveries collected in the first quarter. The first quarter 1997 net recovery position compares favorably to the $948,000 of net chargeoffs in the fourth quarter of 1996 and $49,000 of net chargeoffs in the first quarter of 1996.

The first quarter of 1997 net recoveries as a percent of average loans of (0.02%) compares favorably to net chargeoffs to average loans of 0.12% in the fourth quarter of 1996 and 0.01% in the first quarter of 1996.

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

Total nonperforming loans at March 31, 1997, were $19.0 million, a decrease of $517,000 from December 31, 1996. The ratio of nonperforming loans to total loans at March 31, 1997, was .59% compared to .62% at December 31, 1996, and March 31, 1996. Other real estate owned increased slightly to $1.3 million at March 31, 1997, up from $1.2 million at December 31, 1996.

                    Nonperforming Loans and Other Real Estate
                                (In Thousands)
--------------------------------------------------------------------------------
                                3/31/97  12/31/96   9/30/96   6/30/96   3/31/96
                                -------  --------   -------   -------   -------
Nonaccrual Loans                $16,492   $17,225   $17,939   $15,156   $14,797
Accruing Loans Past
  Due 90 Days or More             2,052     1,801     1,646     3,442     2,172
Restructured Loans                  499       534       576     1,325     1,180
                                 ------    ------    ------    ------    ------
Total Nonperforming Loans       $19,043   $19,560   $20,161   $19,923   $18,149
                                 ======    ======    ======    ======    ======
Nonperforming Loans as a
  Percent of Loans                  .59%      .62%      .65%      .66%      .62%
Other Real Estate Owned         $ 1,272   $ 1,173   $ 1,727   $ 1,833   $ 1,083
--------------------------------------------------------------------------------

Impaired loans are defined as those loans where it is probable that all amounts due according to contractual terms, including principal and interest, will not be collected. The Corporation has determined that commercial loans and residential real estate loans that have a nonaccrual status or have had their terms restructured meet the definition. Impaired loans are measured at the fair value of the collateral, if the loan is collateral dependent, or alternatively at the present value of expected future cash flows. Interest income on impaired loans is recognized only at the time that cash is received, unless applied to reduce principal.

At March 31, 1997, the recorded investment in impaired loans totaled $15.8 million. Included in this amount is $13.3 million of impaired loans that do not require a related allowance for possible loan losses and $2.5 million of impaired loans for which the related allowance for possible loan losses totaled $1.0 million. The average recorded investment in impaired loans during the twelve months ended March 31, 1997, was approximately $14.7 million. Interest income recognized on a cash basis on impaired loans during the first three months of 1997 totaled $113,000.

The following table shows, for those loans accounted for on a non-accrual basis and restructured loans for the three months ended March 31, 1997, the gross interest that would have been recorded if the loans had been current in accordance with their original terms and the amount of interest income that was included in net income for the period.

--------------------------------------------------------------------------------
                                                          For the Three Months
                                                          Ended March 31, 1997
                                                            (In Thousands)
--------------------------------------------------------------------------------
Interest income in accordance with original terms                 $383
Interest income recognized                                         126
                                                                   ---
Reduction in interest income                                      $257
                                                                   ===
--------------------------------------------------------------------------------

Potential problem loans are loans where there are doubts as to the ability of the borrower to comply with present repayment terms. The decision of management to place loans in this category does not necessarily mean that the Corporation expects losses to occur but that management recognizes that a higher degree of risk is associated with these performing loans.

At March 31, 1997, potential problem loans totaled $58.4 million ($55.9 million, excluding the impact of Centra) compared to $54.0 million at the end of 1996. The loans that have been reported as potential problem loans are not concentrated in a particular industry, but rather cover a diverse range of businesses, e.g. communications, wholesale trade, manufacturing, finance/insurance/real estate, and services. Management does not presently expect significant losses from credits in this category.

LOAN CONCENTRATIONS

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. The Corporation's loans are widely diversified by borrower, industry group and area. At March 31, 1997, no concentrations existed in the Corporation's loan portfolio in excess of 10% of total loans.

Real estate construction loans at March 31, 1997, totaled $241.1 million, or 7.4% of loans while agricultural loans were 1.0% of total loans.

As of March 31, 1997, the Corporation did not have any cross-border outstandings to borrowers in any foreign country where such outstandings exceeded 1% of total assets.

NONINTEREST INCOME

Noninterest income increased $787,000, or 4.8% in the first quarter of 1997 compared to the first quarter of 1996. Excluding the impact of Centra, the increase would have been $692,000 or 4.3%. All categories, with the exception of mortgage banking activity, increased when compared to the first quarter of 1996.

                               Noninterest Income
                                Quarterly Trends
                                (In Thousands)
--------------------------------------------------------------------------------
                               1st Qtr.  4th Qtr.  3rd Qtr.  2nd Qtr.  1st Qtr.
                                 1997     1996       1996      1996      1996
--------------------------------------------------------------------------------
Trust Servicing Fees           $ 6,948   $ 6,651   $ 6,175   $ 6,199   $ 6,160
Service Charges on Deposit
  Accounts                       3,225     3,384     3,218     3,016     2,988
Mortgage Banking Activity        2,798     2,867     2,913     3,078     3,737
Retail Investment Income           888       796       628       765       632
Other                            2,743     3,427     2,605     2,500     2,431
                                 -----     -----     -----     -----     -----
Noninterest Income
  Excluding Securities Gains    16,602    17,125    15,539    15,558    15,948
Investment Security Gains, Net     473       485        52        36       340
                                ------    ------    ------    ------    ------
Total                          $17,075   $17,610   $15,591   $15,594   $16,288
                               =======   =======   =======   =======   =======
--------------------------------------------------------------------------------

Trust service fees increased $788,000, or 12.8% compared to the same quarter last year. The increase was mainly the result of continued improvement in trust business volume and growth in assets under management.

Retail investment income increased $256,000, or 40.5% over the first quarter of 1996. This increase is attributable to higher levels of revenue from offices opened during 1996.

Service charges on deposit accounts increased $237,000, or 7.9% over the same period last year. Excluding the impact of Centra, the increase would have been $173,000, or 5.8%. All banks recorded higher total service charges on deposit account revenue, with the majority of the increase attributable to higher fees on business accounts, business overdraft fees and lower waived service charges.

Mortgage banking income decreased $939,000, or 25.1% from the first quarter of 1996. Lower origination fees (down $471,000), underwriting fees (down $195,000), escrow waiver fees (down $21,000) and lower gain on sale of loans (down $515,000) were partially offset by higher loan servicing revenues (up $263,000). The production related revenues (origination, underwriting and escrow waiver fees) were lower due to lower production volumes in the first quarter of 1997 ($108.2 million) compared to the same period last year ($160.0 million). The decrease in gain on sale of loans is attributable to the variability of market interest rates experienced in the secondary market during the first quarter of 1997.

Investment security gains of $473,000 increased $133,000 over the same period last year. Both periods' gains were primarily from the sale of Sallie Mae Stock.

NONINTEREST EXPENSE

Total noninterest expense increased $2.4 million, or 3.8% in the first quarter of 1997 compared to the same period last year. Excluding the impact of Centra, the increase would have been $1.9 million, or 5.3%. All categories of noninterest expense except business development and other increased when compared to the first quarter of last year.

                               Noninterest Expense
                                Quarterly Trends
                                (In Thousands)
--------------------------------------------------------------------------------
                           1st Qtr.   4th Qtr.   3rd Qtr.   2nd Qtr.   1st Qtr.
                             1997       1996       1996       1996       1996
--------------------------------------------------------------------------------
Salaries and Employee
  Benefits                 $ 20,179   $ 19,395   $ 18,563   $ 18,713   $ 18,696
Net Occupancy Expense         3,204      2,443      2,796      2,831      2,748
Equipment Rentals,
  Depreciation and
  Maintenance                 2,184      2,005      2,037      1,821      1,882
Data Processing Expense       2,291      2,130      2,076      2,018      2,104
Stationery and Supplies         906        935        755        862        825
Business Development and
  Advertising                   828        994        876        872        878
FDIC Expense                     96        (47)        14         24         12
Other                         7,930      8,383      7,345      7,319      8,080

Total                      $ 37,618   $ 36,238   $ 34,462   $ 34,460   $ 35,225
                             ======     ======     ======     ======     ======
--------------------------------------------------------------------------------

Salaries and employee  benefit  expenses  increased  $1.5 million,  or 7.9% when compared to the fourth quarter of 1996. Excluding the impact of Centra, this increase was $1.2 million, or 6.3%. The adjusted increase (excluding Centra) was primarily salary expense. Total salary related expenses increased $966,000, or 6.6%, compared to the first quarter of 1996 while fringe benefit related expenses increased $223,000, or 5.5%. The 6.6% increase in salary expense is attributable to base merit increases (approximately 4.5%), transitional overlapping positions as certain functions are being centralized, and new positions added. The fringe benefit increase was primarily due to higher pension expense (up $56,000), 401k expense (up $99,000), and higher social security tax expense (up $121,000) offset by lower profit sharing expense (down $151,000). The increases are linked to the higher levels of salary expense incurred (pension, 401k and social security) and changes to benefit plans or plan assumptions (401k and pension).

Net occupancy expense increased $456,000, or 16.6% compared to the first quarter of 1996. Excluding the impact of Centra, this increase was $392,000, or 14.3%. This increase is primarily due to the Chicago region (incremental cost of additional and remodeled workspace from Mid-America), and increased occupancy expenses resulting from technology and customer service enhancements.

Equipment rentals, depreciation and maintenance increased $302,000, or 16.0% compared to the first quarter of 1996. Excluding the impact of Centra, this increase was $273,000, or 14.5%. This increase is a result of higher levels of depreciation on computer equipment (up $239,000) and higher equipment repair expense (up $48,000). The increase in depreciation and equipment repair expense are attributable to the expenditures incurred during 1996 as part of the investment in technology and customer service enhancements.

Data processing increased $187,000, or 8.9%, compared to the first quarter of 1996. This increase is primarily due to higher processing volumes.

The efficiency ratio improved to 60.48% for the first quarter of 1997 compared to 60.59% for the same period last year.

                                 Expense Control
                                Quarterly Trends
--------------------------------------------------------------------------------
                               1st Qtr.  4th Qtr.  3rd Qtr.  2nd Qtr.  1st Qtr.
                                 1997      1996      1996      1996      1996
--------------------------------------------------------------------------------
Efficiency Ratio - Quarter      60.48%    57.98%    57.86%    58.84%    60.59%
Efficiency Ratio - Year         60.48%    59.80%    59.08%    59.71%    60.59%

Expense Ratio - Quarter          2.05%     1.92%     1.94%     1.99%     2.06%
Expense Ratio - Year             2.05%     1.98%     1.99%     2.02%     2.06%
--------------------------------------------------------------------------------

The expense ratio improved to 2.05% for the first quarter of 1997 compared to 2.06% for the first quarter of 1996.

INCOME TAXES

Income tax expense increased 5.7% over the first quarter of 1996. The effective tax rate at 34.44% decreased from 35.38% for the first quarter of 1996.

                               Income Tax Expense
                                Quarterly Trends
                                (In Thousands)
--------------------------------------------------------------------------------
                              1st Qtr.  4th Qtr.  3rd Qtr.  2nd Qtr.  1st Qtr.
                                1997      1996      1996      1996      1996
--------------------------------------------------------------------------------
Income Before Taxes           $22,498   $23,896   $22,803   $21,861   $20,728
State Tax Expense             $ 1,227   $ 1,441   $ 1,354   $ 1,289   $ 1,212
Federal Tax Expense             6,522     7,402     6,789     6,444     6,122
                                -----     -----     -----     -----     -----
Total Income Tax Expense      $ 7,749   $ 8,834   $ 8,143   $ 7,733   $ 7,334
                                =====     =====     =====     =====     =====
Effective Tax Rate              34.44%    36.97%    35.71%    35.37%    35.38%
--------------------------------------------------------------------------------

BALANCE SHEET

During the past twelve months, total assets increased $375 million, or 9.2%. Excluding the impact of Centra and Mid-America, total assets would have increased by $256 million, or 6.3%. Loans increased $316 million, or 10.8% ($280 million, or 9.6%, excluding Centra). The internal loan growth was in commercial (up $198 million or 12.3%), real estate (up $62 million or 6.5%) and consumer (up $16 million or 4.2%). The internal loan growth (excluding Centra) was funded with $108 million of wholesale funding, $142 million of interest-bearing deposits and $3 million from a reduction of investments and short-term investments and a $27 million increase in net free funds. The $142 million increase in interest-bearing deposits reflects a $38 million increase in outstanding brokered CDs and an increase of $104 million in retail interest-bearing deposits. Excluding the impact of Centra, 36% of incremental loan growth was funded by increasing retail deposits.

During the first quarter of 1997, total assets increased $39.8 million, or 0.9%. Excluding the impact of Centra, total assets would have decreased by $36.4 million, or 0.8%. Loans increased $91.2 million ($57.3 million, or 7.4% on an annualized basis, excluding Centra). The loan growth was essentially all commercial related. The internal loan growth (excluding Centra) was funded with $38 million of wholesale funding, $4 million of interest-bearing deposits and $33 million from a reduction of investments and short-term investments offset by an $18 million decrease in net free funds. The $4 million increase in interest-bearing deposits reflects a $16 million increase in outstanding brokered CDs and a decrease of $12 million in retail interest-bearing deposits.

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

Deposit growth is the primary source of liquidity at the banking subsidiaries. Interest-bearing deposits increased $58 million, while noninterest-bearing deposits fell $75 million from the seasonally high year-end balance.

As of March 31, 1997, the securities portfolio contained $391.4 million at amortized cost of U.S. Treasury and federal agency securities available for sale, representing 45.5% of the total securities portfolio. These government securities are highly marketable and had a market value equal to 99.5% of amortized cost at quarter end.

Money market investments, consisting of federal funds sold, securities purchased under agreements to resell, and interest-bearing deposits in other financial institutions, averaged $24.5 million in the first quarter of 1997 compared to $29.2 million during the same period in 1996. Being short-term and liquid by nature, money market investments generally provide a lower yield than other earning assets. The Corporation has a strategy of maintaining a sufficient level of liquidity to accommodate fluctuations in funding sources and will periodically take advantage of specific opportunities to temporarily invest excess funds at narrower than normal rate spreads while still generating additional net interest income.

At March 31, 1997, the Corporation had $24.3 million outstanding in short-term money market investments, serving as an essential source of liquidity. The amount at quarter end represents .5% of total assets compared to
 .6% at December 31, 1996.

Short-term borrowings totaled $472.0 million at March 31, 1997, compared with $444.1 million at the end of 1996. Within the classification of short-term borrowings are federal funds purchased, securities sold under agreements to repurchase and FHLB advances with a remaining maturity of less than one year. Federal funds are purchased from a sizable network of correspondent banks while securities sold under agreements to repurchase are obtained from a base of individual, business and public entity customers. FHLB advances with a remaining maturity of greater than one year are included in long-term borrowings.

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

Liquidity is also necessary at the parent company level. The parent company's primary sources of funds are dividends and service fees from subsidiaries, borrowings and proceeds from the issuance of equity. The parent company manages its liquidity position to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries and satisfy other operating requirements. Dividends received from subsidiaries totaled $8.7 million in the first three months of 1997 and will continue to be the parent's main source of long-term liquidity.

At March 31, 1997, the parent company had $115 million of established lines of credit with non-affiliated banks, of which $64 million was in use for nonbank affiliates. The parent company also has access to funds from the issuance of the Corporation's commercial paper, although such funds are also downstreamed to the nonbank subsidiaries. Commercial paper outstanding at March 31, 1997, totaled $2.1 million.

The Corporation's long-term debt to equity ratio at March 31, 1997, was 7.7%, compared to 5.4% at December 31, 1996. This increase is primarily attributable to an increase in outstanding long-term FHLB advances.

Management believes that, in the current economic environment, the Corporation's subsidiary and parent company liquidity positions are adequate. There are no known trends nor any known demands, commitments, events or uncertainties that will result or are reasonably likely to result in a material increase or decrease in the Corporation's liquidity.

CAPITAL

Stockholders' equity at March 31, 1997, increased $14.4 million, or 3.7% since December 31, 1996. This increase was composed of $8.1 million as a result of the Centra acquisition, $9.4 million of retained earnings, $0.4 million from option exercises, reduced by $1.3 million from treasury stock purchases and $2.1 million reduction in the net unrealized gain on available for sale securities. Equity to assets at March 31, 1997, climbed to 9.14%, with the Tier 1 leverage ratio climbing to 8.58%.

Cash dividends of $.24 per share were paid in the first quarter of 1997, representing a payout ratio of 36.36%. Compared to the same period last year, a cash dividend of $.23 per share was paid, representing a payout ratio of 37.70%.

                                     Capital
                                Quarterly Trends
                                (In Thousands)
--------------------------------------------------------------------------------
                            1st Qtr.   4th Qtr.   3rd Qtr.   2nd Qtr.  1st Qtr.
                              1997       1996       1996       1996      1996
--------------------------------------------------------------------------------
Stockholders' Equity       $407,590   $393,145   $381,428   $371,392   $364,046
Average Equity to
  Average Assets               9.19%      9.06%      8.94%      8.90%      8.89%
Equity to Assets -
  Period End                   9.14%      8.90%      8.91%      8.92%      8.84%
Tier 1 Capital to
  Risk Weighted Assets -
  Period End                  11.03%     10.73%     10.75%     10.66%     10.55%
Total Capital to Risk
  Weighted Assets -
  Period End                  12.28%     11.98%     12.00%     11.91%     11.81%
Tier 1 Leverage Ratio -
  Period End                   8.58%      8.41%      8.28%      8.24%      8.15%
Market Value Per Share -
  Period End               $  36.75   $  35.42   $  40.38   $  38.75   $  37.75
Book Value Per Share -
  Period End               $  18.16   $  17.84   $  20.77   $  20.21   $  19.82
Market Value Per Share to
  Book Value Per Share        202.4%     198.5%     194.4%     191.7%     190.5%

Dividends Per Share -
  This Quarter             $    .24   $    .24   $    .24   $    .24   $    .23
Dividends Per Share -
  Year to Date             $    .24   $    .95   $    .71   $    .47   $    .23

Earnings Per Share -
  This Quarter             $    .66   $    .68   $    .67   $    .64   $    .61
Earnings Per Share -
  Year to Date             $    .66   $   2.60   $   1.92   $   1.25   $    .61

Dividend Payout Ratio -
  This Quarter                36.36%     35.29%     35.82%     37.50%     37.70%
Dividend Payout Ratio -
  Year to Date                36.36%     36.54%     36.98%     37.60%     37.70%
--------------------------------------------------------------------------------

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

As of March 31, 1997, the Corporation's tier 1 risk-based capital ratio, total risk-based capital (tier 1 and tier 2) ratio and tier 1 leverage ratio were well in excess of regulatory minimums. Management of the Corporation expects to continue to exceed the minimum standards in the future.

Similar capital guidelines are also required of the individual banking subsidiaries of the Corporation. As of March 31, 1997, each banking subsidiary exceeded the minimum ratios for tier 1 capital, total capital and the tier 1 leverage ratio.

Management actively reviews capital strategies for the Corporation and each of its subsidiaries to ensure that capital levels are appropriate based on the perceived business risks, future growth opportunities, industry standards and regulatory requirements.

RECENT DEVELOPMENTS

On April 23, 1997, the Corporation announced a $.29 (twenty-nine cents) per share quarterly cash dividend. This will result in a 20% increase in the quarterly cash dividend paid. The dividends anticipated to be paid in 1997 represent an increase of 16.8% over those paid in 1996.

ACCOUNTING DEVELOPMENTS

In February 1997, Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings per Share," which is effective for financial statements issued for periods ending after December 15, 1997. This statement simplifies the standards for computing earnings per share previously found in APB No. 15. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator
and  denominator  of  the  diluted  EPS   computation.   Earlier application of
this statement is not permitted. The Corporation has determined that the impact of adoption will not have a material effect on the consolidated statements of the Corporation.

                              ASSOCIATED BANC-CORP
                          PART II - OTHER INFORMATION


                                                                       Page No.
                                                                       -------
ITEM 5:  Other Information

            On May 14, 1997, the Corporation entered into an Agreement and Plan of Merger, dated as of May 14, 1997, by and among the Corporation, Badger Merger Corp., a Wisconsin corporation and wholly owned subsidiary of the Corporation (the "Merger Sub") and First Financial Corporation, a Wisconsin corporation ("FFC") (the "Merger Agreement"). The Merger Agreement provides for a combination of the respective businesses through a stock-for-stock merger of equals. The resulting institution, which will retain the Associated Banc-Corp name, will have combined assets of $10.5 billion, equity capital of approximately $900 million, and a network of over 200 full-service banking locations throughout Wisconsin and Illinois. Headquarters of the merged company will be in Green Bay, with significant operations remaining in both Stevens Point and Green Bay.

            The Merger Agreement provides that, at the effective time of the Merger, each share of common stock, par value $1.00 per share, of FFC (the "FFC Common Stock"), will be exchanged for .765 shares of common stock, par value $.01 per share, of the Corporation ("Associated Common Stock"). The Merger is intended to qualify as a tax-free reorganization for federal income tax purposes and will be accounted for as a "pooling of interests" for financial reporting purposes.

            Consummation of the transactions contemplated by the Merger Agreement is subject to certain conditions, including approval by the shareholders of FFC of the Merger, approval by the shareholders of the Corporation of the authorization of additional shares of Associated Common Stock and the issuance of additional shares of Associated Common Stock in connection with the Merger, receipt of legal opinions to the effect that the Merger qualifies as a tax-free reorganization for federal income tax purposes, confirmation from the parties' accountants that the Merger will be accounted for as a "pooling of interests" for financial reporting purposes, absence of any injunction or certain other legal matters restraining or prohibiting the transaction, the truth and accuracy of certain representations and warranties, compliance with certain covenants contained in the Merger Agreement and other usual and customary closing conditions.

            The Corporation's Chief Executive Officer H.B. Conlon will be Chairman and CEO of the combined companies. John C. Seramur, FFC's Chief Executive Officer, will be named Vice Chairman, and will remain President of FFC during the integration. Robert C. Gallagher will remain as Vice Chairman of Associated. The board of directors of the combined institutions will consist of seven of the existing directors from each company.

            The foregoing description is qualified in its entirety by reference to the Merger Agreement, which is attached hereto as Exhibit 2 and is incorporated herein by reference.

            As a condition to the Corporation entering into the Merger Agreement, FFC and the Corporation entered into a stock option agreement, dated as of May 14, 1997 (the "FFC Stock Option Agreement"), pursuant to which FFC granted to the Corporation an irrevocable option to purchase up to 19.9% of the outstanding shares of FFC Common Stock at an exercise price of $23.25 per share (the "FFC Stock Option").

            As a condition to FFC entering into the Merger Agreement, FFC and the Corporation entered into a stock option agreement, dated as of May 14, 1997 (the "Associated Stock Option Agreement"), pursuant to which the Corporation granted to FFC an irrevocable option to purchase up to 19.9% of the outstanding shares of Associated Common Stock at an exercise price of $32.50 per share (the "Associated Stock Option").

            Each of the FFC Stock Option and the Associated Stock Option will become exercisable upon certain conditions specified in the FFC Stock Option Agreement and the Associated Stock Option Agreement, respectively.

            The foregoing description is qualified in its entirety by reference to the Associated Stock Option Agreement and the FFC Stock Option Agreement, which are attached hereto as Exhibits 10.1 and 10.2, respectively, and each of which is incorporated herein by reference.

            The merger is expected to be earnings accretive during fiscal year 1998, the first full year of consolidation. In connection with the transaction, the merged company anticipates taking a one-time charge and one-time conforming accounting adjustments of at least $40 million, net of taxes, the exact amount of which has not yet been determined. It is further anticipated that transactional economies will result in pre-tax savings totaling approximately $10 million in the first full year of consolidation and is expected to increase in future years.

            This Form 10-Q, including this Item 5, contains forward-looking statements, including estimates of future operating results and other forward-looking financial information for the Corporation, FFC, and the combined company. These estimates constitute forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995), which involve significant risks and uncertainties.
            Actual results and other financial information may differ materially from the results and financial information discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) expected cost savings from the merger cannot be fully realized or realized within the expected time frame; (2) revenues following the merger are lower than expected; (3) competitive pressures among financial institutions increase significantly; (4) costs or difficulties related to the integration of the businesses of the Corporation and FFC are greater than expected; (5) general economic conditions are less favorable than expected; and (6) legislation or regulatory changes adversely affect the business in which the combined company will be engaged.




ITEM 6:  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              (2) Agreement and Plan of Merger, dated as of May 14, 1997 among the Corporation, Badger Merger Corp. and First Financial Corporation

            (10.1) Stock Option Agreement, dated as of May 14, 1997 between the Corporation and First Financial Corporation

            (10.2) Stock Option Agreement, dated as of May 14, 1997 between First Financial Corporation and the Corporation

              (11) Statements re Computation of Per Share Earnings

              (27) Financial Data Schedule

         (b)  Reports on Form 8-K:

                  There were no reports on Form 8-K filed for
                     the three months ended March 31, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                           ASSOCIATED BANC-CORP
                                           -------------------------------------
                                           (Registrant)

                                            /s/ HARRY B. CONLON
Date:     May 15, 1997                      ---------------------------------
                                                Harry B. Conlon
                                                Chairman & Chief Executive
                                                Officer


                                            /s/ JOSEPH B. SELNER
Date:     May 15, 1997                      --------------------------------
                                                Joseph B. Selner
                                                Principal Financial Officer

                                INDEX TO EXHIBITS

Exhibit No.                                                           Page No.
----------                                                            --------

    (2) Agreement and Plan of Merger, dated as of May 14, 1997 among the Corporation, Badger Merger Corp. and First Financial Corporation

 (10.1) Stock Option Agreement, dated as of May 14, 1997 between the Corporation and First Financial Corporation

 (10.2) Stock Option Agreement, dated as of May 14, 1997 between First Financial Corporation and the Corporation

   (11)       Computations of Earnings Per Share and Average
              Number of Common Shares Outstanding


   (27)       Financial Data Schedule