Form 10-Q
period 1997-06-30
ASSOCIATED BANC-CORP
filed 1997-08-14
CIK 7789

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------   EXCHANGE ACT OF 1934

            For the quarterly period ended       June 30, 1997
                                          --------------------------------------

                                       OR

---------  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

           For the transition period from                to
                                         ----------------  ---------------------
           Commission file number        0-5519
                                 -----------------------------------------------
                              Associated Banc-Corp
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Wisconsin                                        39-1098068
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS employer identification no.)
 incorporation or organization)

112 North Adams Street, Green Bay, Wisconsin                        54301
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant's common stock, par value $0.01 per share, at June 30, 1997, was 22,458,788 shares.


                              ASSOCIATED BANC-CORP
                                TABLE OF CONTENTS




PART I.  Financial Information                                         Page No.
                                                                       --------
         Item 1. Financial Statements:

         Consolidated Statements of Financial Condition -
         June 30, 1997 and December 31, 1996

         Consolidated Statements of Income -
         Six Months Ended  June 30, 1997 and 1996

         Consolidated Statements of Cash Flows -
         Six Months Ended June 30, 1997 and 1996

         Notes to Consolidated Financial Statements

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

PART II. Other Information

         Item 4.   Submission of Matters to a Vote of Security Holders
         Item 6.   Exhibits and Reports on Form 8-K


Signatures

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

                              ASSOCIATED BANC-CORP
                 Consolidated Statements of Financial Condition
                                   (Unaudited)

                                                        June 30,    December 31,
                                                          1997          1996
                                                          ----          ----
                                                            (In Thousands)
ASSETS
    Cash and due from banks                           $   189,694   $   236,314
    Interest-bearing deposits in
      other financial institutions                          2,459           670
    Federal funds sold and securities purchased
      under agreements to resell                           16,879        27,977
    Investment securities:
       Held to maturity (Fair value of approximately
         $416,454 and $417,541at June 30, 1997 and
         December 31, 1996, respectively)                 415,898       417,195
       Available for sale-stated at fair value            423,227       437,440
    Loans, net of unearned income                       3,402,937     3,159,853
    Less:  Allowance for possible loan
           losses                                         (49,943)      (47,422)
                                                        ---------     ---------
       Loans, net                                       3,352,994     3,112,431
    Premises and equipment                                 79,084        75,987
    Other assets                                          115,151       111,065
                                                        ---------     ---------
          Total assets                                $ 4,595,386   $ 4,419,079
                                                        =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Noninterest-bearing deposits                      $   577,438   $   655,358
    Interest-bearing deposits                           3,004,732     2,852,683
                                                        ---------     ---------
       Total deposits                                   3,582,170     3,508,041
    Short-term borrowings                                 488,760       444,066
    Accrued expenses and other liabilities                 66,672        52,697
    Long-term borrowings                                   37,855        21,130
                                                        ---------     ---------
       Total liabilities                                4,175,457     4,025,934
    Commitments and contingent liabilities                    ---           ---
    Stockholders' equity:
       Preferred stock                                        ---           ---
       Common stock (par value $0.01 per share,
       authorized 48,000,000 shares issued
       22,473,556 and 22,059,191 shares,
       respectively)                                          225           221
       Surplus                                            168,254       164,514
       Retained earnings                                  243,839       222,348
       Net unrealized gains on securities
         available for sale                                 8,139         6,980
       Less: Treasury stock (14,768 and
             26,226 shares at cost)                          (528)         (918)
                                                        ---------     ---------
         Total stockholders' equity                       419,929       393,145
                                                        ---------     ---------
         Total liabilities and stockholders' equity    $4,595,386    $4,419,079
                                                        =========     =========

(See accompanying notes to Consolidated Financial Statements.)

ITEM 1.  Financial Statements Continued:

                              ASSOCIATED BANC-CORP
                        Consolidated Statements of Income
                                   (Unaudited)

                                             Three Months Ended Six Months Ended
                                                   June 30,         June 30,
                                                1997     1996    1997     1996
                                                ----     ----    ----     ----
                                                (In Thousands)   (In Thousands)

INTEREST INCOME:

    Interest and fees on loans               $ 71,748 $ 64,468 $140,278 $127,780
    Interest and dividends on investment
      securities:
      Taxable                                  10,249    9,824   20,585   19,634
      Tax exempt                                2,289    2,280    4,627    4,588
    Interest on deposits in other
      financial institutions                       33       20       69       29
    Interest on federal funds sold
      and securities purchased under
      agreements to resell                        233      316      506      682
                                               ------   ------  -------  -------
        Total interest income                  84,552   76,908  166,065  152,713
                                               ------   ------  -------  -------
INTEREST EXPENSE
    Interest on deposits                       32,352   29,730   63,587   59,693
    Interest on short-term borrowings           6,197    5,061   11,998    9,550
    Interest on long-term borrowings              454      518      767    1,034
                                               ------   ------   ------   ------
       Total interest expense                  39,003   35,309   76,352   70,277
                                               ------   ------   ------   ------
NET INTEREST INCOME                            45,549   41,599   89,713   82,436
    Provision for possible loan losses          1,086      872    2,209    2,044
                                               ------   ------   ------   ------
    Net interest income after provision
      for possible loan losses                 44,463   40,727   87,504   80,392
                                               ------   ------   ------   ------
NONINTEREST INCOME
    Trust service fees                          6,983    6,199   13,931   12,359
    Service charges on deposit accounts         3,386    3,016    6,611    6,004
    Investment securities gains, net              188       36      661      376
    Mortgage banking activity                   2,964    3,078    5,762    6,815
    Retail investment                             922      765    1,810    1,397
    Other                                       3,128    2,500    5,871    4,931
                                               ------   ------   ------   ------
      Total noninterest income                 17,571   15,594   34,646   31,882
                                               ------   ------   ------   ------
NONINTEREST EXPENSE
    Salaries and employee benefits             20,125   18,713   40,304   37,409
    Net occupancy                               2,937    2,831    6,141    5,579
    Equipment rentals, depreciation and
       maintenance                              2,117    1,821    4,301    3,703
    Data processing                             2,357    2,018    4,648    4,122
    Stationery and supplies                       836      862    1,742    1,687
    Business development and advertising          890      872    1,718    1,750
    FDIC                                          116       24      212       36
    Other                                       9,013    7,319   16,943   15,399
                                               ------   ------   ------   ------
       Total noninterest expense               38,391   34,460   76,009   69,685
                                               ------   ------   ------   ------
Income before income taxes                     23,643   21,861   46,141   42,589
Income tax expense                              8,143    7,733   15,892   15,067
                                               ------   ------   ------   ------
NET INCOME                                    $15,500  $14,128  $30,249  $27,522
                                               ======   ======   ======   ======
Per share
    Net income                                   $.69     $.64    $1.35    $1.25
    Dividends                                    $.29     $.24    $ .53    $ .47
Weighted average shares outstanding            22,455   22,044   22,448   22,035


(See accompanying notes to consolidated Financial Statements)

ITEM 1.  Financial Statements Continued:

                              ASSOCIATED BANC-CORP
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                              Six Months Ended
                                                                   June 30,
                                                               1997      1996
                                                               ----      ----
                                                               (In Thousands)
OPERATING ACTIVITIES
  Net income                                                $ 30,249   $ 27,522
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Provision for possible loan losses                         2,209      2,044
    Depreciation and amortization                              4,862      4,031
    Amortization of mortgage servicing rights                  1,412      1,109
    Amortization of intangibles                                1,371      1,522
    Net accretion of premiums and discounts on
      investment securities                                      (18)       224
    Gain on sales of investment securities, net                 (661)      (376)
    Increase in interest receivable and other assets          (2,928)    (5,782)
    Increase (decrease)in interest payable and other
      liabilities                                             12,042     (2,518)
    Amortization of loan fees and costs                         (537)      (764)
    Net increase in mortgage loans acquired for resale         1,691     10,946
    Gain on sales of mortgage loans held for resale           (1,320)    (1,778)
                                                              ------     ------
Net cash provided by operating activities                   $ 48,372   $ 36,180
                                                              ------     ------
INVESTING ACTIVITIES
  Net increase in federal funds sold and securities
    purchased under agreements to resell                    $ 15,523   $ 29,727
  Net increase in interest-bearing deposits in other
    financial institutions                                    (1,789)        (4)
  Purchases of held to maturity securities                   (97,286)   (51,660)
  Purchases of available for sale securities                (165,768)  (117,373)
  Proceeds from sales of available for sale securities         1,773      2,723
  Maturities of held to maturity securities                   98,442     80,585
  Maturities of available for sale securities                208,822    114,295
  Net increase in loans                                     (207,687)  (135,614)
  Proceeds from sales of other real estate                       733        731
  Purchases of premises and equipment, net of disposals       (5,265)   (10,900)
  Mortgage servicing rights additions                         (2,781)    (3,624)
  Net cash received in acquisition of subsidiary               5,051      5,232
                                                            --------    -------
Net cash used in investing activities                      $(150,267)  $(85,609)

FINANCING ACTIVITIES
  Net increase in deposits                                 $   6,480   $  8,590
  Net increase in short-term borrowings                       40,419      9,999
  Cash dividends                                             (11,838)    (9,931)
  Proceeds from issuance of long-term borrowings              21,000      3,500
  Proceeds from exercise of stock options                        739        340
  Purchase of treasury stock                                  (1,525)       ---
                                                              ------     ------
Net cash provided by financing activities                  $  55,275   $ 12,498
                                                              ------     ------
Net decrease in cash and cash equivalents                  $ (46,620)  $(36,931)
Cash and due from banks at beginning of period               236,314    214,411
                                                             -------    -------
Cash and due from banks at end of period                   $ 189,694   $177,480
                                                             =======    =======
Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                               $  75,027   $ 69,982
    Income taxes                                              16,640     17,715
Supplemental schedule of noncash investing activities:
  Loans transferred to other real estate                   $     992  $     950
  Loans made in connection with the disposition of
    other real estate                                             35         39

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

NOTE 3: Business Combinations

The following table summarizes completed transactions during 1996 and through June 30, 1997 ($ in millions):

                                     Consideration Paid
                                   -----------------------
                                  Method            Shares
 Name of               Date         of             of Common  Total
Acquired             Acquired   Accounting   Cash  Stock [C]  Assets Intangibles
--------------------------------------------------------------------------------
SBL Capital Bank
 Shares, Inc. [A]      3/96    Pooling of
Lodi, Wisconsin                  interests  $ ---   399,548   $  68  $   ---
Greater Columbia Bank
 Shares, Inc. [B]      4/96    Pooling of
Portage, Wisconsin               interests    --- 1,161,161     211      ---
F&M Bankshares of
  Reedsburg, Inc. [A]  7/96    Pooling of
Reedsburg, Wisconsin             interests    ---   641,988     139      ---
Mid-America National
 Bancorp, Inc.         7/96    Purchase       7.8       ---      39      1.9
Chicago, Illinois
Centra Financial,
 Inc. [A]              2/97    Pooling of
West Allis, Wisconsin            interests    ---   414,365      76      ---
--------------------------------------------------------------------------------

[A]  The  transaction  was not material to operating  results for years prior to the acquisition and, accordingly, results for years prior to the acquisition were not restated.
[B] All consolidated financial information has been restated as if the transaction had been effected as of the beginning of the earliest period presented.
[C] Share amounts have been restated to reflect the 6-for-5 stock split effected as a 20% stock dividend paid on March 17, 1997.

On May 14, 1997, Associated Banc-Corp ("Associated") of Green Bay, Wisconsin and First Financial Corporation ("FFC") announced the signing of a definitive agreement to merge in a stock-for-stock transaction (the "Merger"). The merger agreement provides for each share of FFC common stock to be exchanged for .765 shares of Associated common stock on a tax-free basis. The merger, which requires approval by shareholders of both companies and regulatory authorities, is expected to be completed later in 1997. This transaction will be accounted for as a pooling-of-interests. The merged company will retain the Associated name. Headquarters has been designated to be in Green Bay, and it is anticipated that significant operations will remain in both Stevens Point and Green Bay. Pursuant to the execution of the definitive agreement to merge, both companies executed a stock option agreement providing for the purchase of 19.9% of each other's common stock under specified circumstances. This merger-of-equals will result in an institution with combined assets of approximately
$10.5 billion, equity capital of approximately $900 million and a network of over 220 full-service banking locations throughout Wisconsin and Illinois.

NOTE 4:  Investment Securities

The amortized cost and fair values of investment securities held to maturity and securities available for sale for the periods indicated were as follows:

                     Investment Securities Held to Maturity
--------------------------------------------------------------------------------
             (In thousands)                                June 30, 1997
--------------------------------------------------------------------------------
                                                   Amortized Cost    Fair Value
--------------------------------------------------------------------------------
U.S. Treasury and federal agency securities            $167,063       $167,061
Obligations of states and political subdivisions        176,156        176,375
Other securities                                         72,679         73,018
--------------------------------------------------------------------------------
Total                                                  $415,898       $416,454
================================================================================

             (In thousands)                              December 31, 1996
--------------------------------------------------------------------------------
                                                   Amortized Cost    Fair Value
--------------------------------------------------------------------------------
U. S. Treasury and federal agency securities           $161,199       $161,255
Obligations of states and political subdivisions        194,810        194,511
Other securities                                         61,186         61,775
--------------------------------------------------------------------------------
Total                                                  $417,195       $417,541
================================================================================

                    Investment Securities Available for Sale
--------------------------------------------------------------------------------
             (In thousands)                                June 30, 1997
--------------------------------------------------------------------------------
                                                   Amortized Cost    Fair Value
--------------------------------------------------------------------------------
U. S. Treasury and federal agency securities           $373,689       $373,785
Obligations of states and political subdivisions          5,221          5,375
Marketable equity securities                             31,464         44,067
--------------------------------------------------------------------------------
Total                                                  $410,374       $423,227
================================================================================

             (In thousands)                              December 31, 1996
--------------------------------------------------------------------------------
                                                   Amortized Cost    Fair Value
--------------------------------------------------------------------------------
U. S. Treasury and federal agency securities           $393,934       $394,492
Obligations of states and political subdivisions            ---            ---
Marketable equity securities                             32,502         42,948
--------------------------------------------------------------------------------
Total                                                  $426,436       $437,440
================================================================================

NOTE 5: Allowance for Possible Loan Losses

A summary of the changes in the allowance for possible loan losses for the periods indicated is as follows:

                                          For the Six Months  For the Year Ended
                                            Ended June 30,        December 31,
                                                 1997                 1996
                                                 ----                 ----
                                                      (In Thousands)
--------------------------------------------------------------------------------
Balance at beginning of period                $ 47,422              $ 41,614
Balance related to acquisition                     728                 3,511
Provisions charged to operating expense          2,209                 4,665
Net loan recoveries (losses)                      (416)               (2,368)
                                                ------                ------
Balance at end of period                      $ 49,943              $ 47,422
                                                ======                ======
--------------------------------------------------------------------------------

NOTE 6: Mortgage Servicing Rights

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

A summary of changes in the balance of mortgage servicing rights is as follows:

                                          For the Six Months  For the Year Ended
                                            Ended June 30,        December 31,
                                                 1997                 1996
                                                 ----                 ----
                                                      (In Thousands)
--------------------------------------------------------------------------------

Balance at beginning of period                $10,995             $  7,239
Additions                                       2,781                6,144
Amortization                                   (1,412)              (2,362)
Sales of servicing rights                         ---                  ---
Change in valuation allowance                       6                 (26)
Balance at end of period                      $12,370              $10,995
--------------------------------------------------------------------------------

NOTE 7: Per Share Computations

Per share computations are computed based on the weighted average number of common shares outstanding for the six months ended June 30, 1997 and 1996. All per share financial information has been adjusted to reflect the 6-for-5 stock split effected as a 20% stock dividend paid on March 17, 1997. The Corporation issued 500,995 shares of common stock to a wholly-owned subsidiary as part of the acquisition of F&M Bankshares of Reedsburg, Inc. These shares are not reflected on the Consolidated Statements of Financial Condition as issued or outstanding.

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

Completed in July 1996, accounted for using the pooling-of-interests method, was the acquisition of the $139-million F&M Bankshares of Reedsburg. However, the transaction was not material to operating results for years prior to the acquisition and, accordingly, results of operations for years prior to the acquisition have not been restated.

On July 31, 1996, Associated completed the acquisition of the $39-million asset Mid-America National Bancorp Inc. (Mid-America), Chicago. This transaction was accounted for using the purchase method. Accordingly, the consolidated financial statements include the results of operations of Mid-America since the date of acquisition.

Net income for the second quarter of 1997 was $15.5 million, up 9.7% over 1996 second quarter net income of $14.1 million, and up from the $14.8 million reported in the first quarter of 1997. Earnings per share were $0.69 in the second quarter of 1997, up 7.8% over the $0.64 reported in the second quarter of 1996, and up from the $0.66 net income per share reported in the first quarter of 1997. On a YTD basis in 1997, net income and net income per share were $30.2 million and $1.35, respectively. This is an increase in net income of 9.9% and net income per share of 8.0% over the YTD 1996 net income of $27.5 million and net income per share of $1.25.

The change (increase of $1.4 million, or 9.7%) in second quarter 1997 net income, when compared to the same period last year, was a result of higher net interest income (up $4.0 million, or 9.5%), higher noninterest income, (up $2.0 million, or 12.7%), offset by higher provision for loan losses (up $214,000, or 24.5%), higher noninterest expense (up $3.9 million, or 11.4%) and higher tax expense (up $410,000, or 5.3%).

The change (increase of $751,000, or 5.1%) in second quarter 1997 net income, when compared to the first quarter of 1997, was a result of higher net interest income (up $1.4 million, or 3.1%), lower provision for loan losses (down $37,000, or 3.3%), higher noninterest income (up $496,000, or 2.9%) offset by higher income tax expense (up $394,000, or 5.1%), and higher non-interest expense (up $773,000, or 2.1%).

The change (increase of $2.7 million, or 9.9%) in YTD second quarter 1997 net income, when compared to YTD second quarter of 1996, was a result of higher net interest income (up $7.3 million, or 8.8%), higher non-interest income (up $2.8 million, or 8.7%) offest by higher provision for loan losses (up $165,000), or 8.1%), higher noninterest expense (up $6.3 million, or 9.1%) and higher income tax expense (up $825,000, or 5.5%).

Return on average assets (ROA) for the second quarter of 1997 was 1.39%, up from 1.38% during the same period last year. Second quarter 1997 ROA increased from 1.36% in the first quarter of 1997. Return on average equity (ROE) for the second quarter of 1997 was 15.10%, down from 15.51% during the same period last year. Second quarter 1997 ROE increased from the 14.84% reported in the first quarter of 1997.

                                   Net Income
                                Quarterly Trends
                                 (In Thousands)
--------------------------------------------------------------------------------
                                2nd Qtr.  1st Qtr.  4th Qtr.  3rd Qtr.  2nd Qtr.
                                  1997      1997     1996       1996      1996
--------------------------------------------------------------------------------
Net Income                      $15,500   $14,749   $15,062   $14,660   $14,128
E.P.S                           $  0.69   $  0.66   $  0.68   $  0.67   $  0.64
Return on Average
  Equity - Quarter                15.10%    14.84%    15.58%    15.56%    15.51%
Return on Average
  Equity- Year to Date            14.97%    14.84%    15.39%    15.36%    15.25%
Return on Average
  Assets - Quarter                 1.39%     1.36%     1.40%     1.39%     1.38%
Return on Average
  Assets - Year to Date            1.38%     1.36%     1.38%     1.37%     1.36%
--------------------------------------------------------------------------------

NET INTEREST INCOME

Second Quarter 1997 compared to Second Quarter 1996:

Fully taxable equivalent (FTE) net interest income in the second quarter of 1997 was $46.9 million, an increase of $3.9 million over the second quarter of 1996 FTE net interest income of $43.0 million. The acquisition of Centra accounted for $788,000, or 20% of the increase in FTE net interest income.

The consolidated increase in FTE net interest income was attributable to larger volumes of earning assets (up $334 million) when compared to the second quarter of 1996. The increase in net interest income attributable to the volume variance (change in interest income from incremental earning assets less the change in interest expense from incremental volumes of interest-bearing liabilities) was $4.0 million. This large increase was offset by a small negative rate variance (change in interest income from incremental yields on earning assets less the change in interest expense from incremental rates on interest-bearing liabilities) of $131,000. The growth in earning assets was concentrated in loans, with loans increasing $319 million, when compared to the second quarter of 1996. The net interest margin for the second quarter of 1997 was 4.52%, compared with 4.52% in the second quarter of 1996. The rate spread and the contribution from net free funds in the second quarter of 1997, remained unchanged from the second quarter of 1996, at 3.73% and 0.79%, respectively.

                               Net Interest Income
                              Tax Equivalent Basis
                                 (In Thousands)
--------------------------------------------------------------------------------
                                    2nd Qtr. 1st Qtr. 4th Qtr. 3rd Qtr. 2nd Qtr.
                                      1997    1997      1996     1996     1996
--------------------------------------------------------------------------------
Interest Income                     $84,552  $81,513  $80,371  $78,648  $76,908
Tax Equivalent Adjustment             1,377    1,428    1.239    1.338    1,409
Tax Equivalent Interest Income      $85,929  $82,941  $81,610  $79,986  $78,317
Interest Expense                     39,003   37,349   36,237   35,963   35,309
Tax Equivalent Net Interest Income  $46,926  $42,736  $45,373  $44,023  $43,008
--------------------------------------------------------------------------------

Average earning assets grew $334 million from the second quarter of 1996, with $69 million of this increase attributable to Centra, and approximately $34 million attributable to the Mid-America acquisition in the third quarter of 1996. Total loans grew $319 million, with $36 million attributable to Centra and $6 million attributable to Mid-America. Excluding the impact of Centra and Mid-America, average earning assets and loans grew at an internal rate of 6.0% and 9.3%, respectively. The average loans to average deposits ratio increased to 94.4%, up from 91.2% in the second quarter of 1996.

The average loan growth, excluding the impact of Centra, of $283 million, was funded by increased wholesale borrowings (funds purchased, repurchase agreements, FHLB borrowings, and long-term borrowings) of $62 million, increased time deposits (personal CDs and Brokered CDs) of $116 million ($70 million increase in personal CDs and a $46 million increase in Brokered CDs), higher balances of Savings, NOW and MMA of $55 million, higher net free funds of $31 million and lower balances of investments and short-term investments of $19 million. The average balance of brokered CDs for the second quarter of 1997 was $127 million with a period end balance of $165 million (up $75 million from December 31, 1996).

                               Net Interest Margin
                                Quarterly Trends
                              (Quarterly Info Only)
--------------------------------------------------------------------------------
                                    2nd Qtr. 1st Qtr. 4th Qtr. 3rd Qtr. 2nd Qtr.
                                      1997    1997      1996     1996     1996
--------------------------------------------------------------------------------
Yield on Earning Assets               8.28%    8.25%    8.21%    8.19%    8.23%
Cost of Interest-Bearing
  Liabilities                         4.55%    4.49%    4.45%    4.48%    4.50%
Interest Rate Spread                  3.73%    3.76%    3.76%    3.71%    3.73%
Net Free Funds Contribution            .79%     .77%     .80%     .80%     .79%
Net Interest Margin                   4.52%    4.54%    4.56%    4.51%    4.52%

Average Earning Assets
  to Average Assets                  93.28%   92.97%   92.60%   92.73%   92.93%
Free Funds Ratio (% of
    Earning Assets                   17.32%   17.16%   18.03%   17.79%   17.62%
--------------------------------------------------------------------------------

Second Quarter 1997 compared to First Quarter 1997:

FTE net interest income in the second quarter of 1997 was $46.9 million, an increase of $1.3 million over the first quarter 1997 FTE net interest income of $45.6 million.

FTE net interest income was positively impacted by one additional day in the second quarter of 1997 when compared to the first quarter of 1997. This additional day increased FTE net interest income by $507,000 in the second quarter of 1997. The second quarter of 1997 also benefited from a positive volume variance (change in interest income from incremental earning assets less the change in interest expense from incremental volumes of interest expense) of $1.2 million offset by a negative rate variance (change in interest income from incremental yields on earning assets less the change in interest expense from incremental rates on interest-bearing liabilities) of $362,000. The negative rate variance was caused by lower levels of interest collected on nonaccrual loans in the second quarter of 1997.

The net interest margin for the second quarter of 1997 was 4.52%, compared with 4.54% in the first quarter of 1997. The largest factor contributing to the decrease in net interest margin was the lower net interest spread of 3 basis points. A yield increase of 3 basis points on earning assets was offset by an increase of 6 basis points on interest-bearing liabilities. The decline in yield on earning assets in the second quarter is attributable to the lower levels of interest collected on nonaccrual loans. The impact of the lower interest rate spread on net interest margin was tempered by a larger contribution from net free funds.

Average earning assets and loans increased $85 million and $111 million, respectively, in the second quarter. Average earning assets and loans grew at an annualized rate of 8.4% and 13.9%, respectively.

The average loan growth of $111 million, was funded by increased wholesale borrowings (funds purchased, repurchase agreements, FHLB borrowings, and long-term borrowings) of $14 million, increased time deposits (personal CDs and Brokered CDs) of $47 million ($18 million increase in personal CDs and a $29 million increase in Brokered CDs), higher net free funds of $22 million, higher balances of Savings, NOW and MMA of $3 million and lower balances of investments and short-term investments of $25 million.

              Earning Asset and Interest-Bearing Liability Volumes
                                Quarterly Trends
                                 (In Thousands)
--------------------------------------------------------------------------------
                         2nd Qtr.    1st Qtr.    4th Qtr.   3rd Qtr.    2nd Qtr.
                           1997         1997       1996       1996        1996
--------------------------------------------------------------------------------
Average Loans          $3,309,286  $3,198,576  $3,111.614  $3,049,21  $2,989,910
Average Earning Assets  4,160,223   4,074,879   3,955,571   3,885,71   3,826,544
Average Noninterest-
  Bearing
Deposits                  551,006     550,230     583,697     564,90     545,992
Average Interest-
  Bearing Deposits      2,956,310   2,906,460   2,835,861   2,792,78   2,732,106
Average Deposits        3,507,316   3,456,690   3,419,558   3,357,68   3,278,098
Average Interest-
  Bearing Liabilities   3,439,502   3,375,380   3,242,422   3,194,67   3,152,447
--------------------------------------------------------------------------------

YTD Second Quarter 1997 compared to YTD Second Quarter 1996:

FTE net interest income in the first six months of 1997 was $92.5 million, an increase of $7.3 million over the first six months of 1996 FTE net interest income of $85.2 million. The acquisition of Centra accounts for $1.6 million of this increase.

The consolidated increase in FTE net interest income was primarily attributable to a large positive impact from a volume variance (change in interest income from incremental earning assets less the change in interest expense from incremental volumes of interest-bearing liabilities) of $7.5 million.

The net interest margin for the first six months of 1997 was 4.53%, compared with 4.52% in the first six months of 1996. The largest factor contributing to the increase in net interest margin was a higher yield (up 3 basis points) on earning assets. The cost of funds for the first six months of 1997 remained unchanged from the first six months of 1996 at 4.52%. The contribution from net free funds in the first six months of 1997 decreased slightly by 2 basis points.

Average earning assets increased $324 million in the first six months of 1997 compared to the first six months of 1996, with $68 million of this increase attributable to Centra. Total loans grew $308 million, with $36 million attributable to Centra. Excluding the impact of Centra, average earning assets and loans grew at an annualized rate of 6.7% and 9.2%, respectively.

The average loan growth, excluding the impact of Centra, of $272 million, was funded by increased wholesale borrowings (funds purchased, repurchase agreements, FHLB borrowings, and long-term borrowings) of $73 million, increased time deposits (personal CDs and Brokered CDs) of $107 million ($66 million increase in personal CDs and a $41 million increase in Brokered CDs), higher net free funds of $28 million, higher balances of Savings, NOW and MMA of $49 million and lower balances of investments and short- term investments of $15 million.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

The loan loss provision for the second quarter of 1997 was $1.1 million, a decrease of $37,000 from the first quarter of 1997 and an increase of $214,000 from the second quarter of 1996. As of June 30, 1997, the allowance for possible loan losses of $49.9 million represented 1.47% of total outstanding loans, down from the 1.50% reported at December 31, 1996, and down from 1.52% reported at June 30, 1996. The combination of second quarter provision expense exceeding net charge-offs by $545,000 and annualized loan growth of 13.9%, caused the allowance for possible loan losses to loans ratio to decline by 5 basis points in the second quarter. The second quarter of 1997 net charge-offs as a percent of average loans of 0.07% compares favorably to net charge-offs to average loans of 0.12% in the second quarter of 1996.

                       Provision for Possible Loan Losses
                                Quarterly Trends
                                 (In Thousands)
--------------------------------------------------------------------------------
                            2nd Qtr.   1st Qtr.   4th Qtr.   3rd Qtr.  2nd Qtr.
                              1997       1997       1996       1996       1996
--------------------------------------------------------------------------------
Provision - Quarter       $  1,086   $  1,123   $  1,610   $  1,011   $    872
Provision - Year          $  2,209      1,123      4,665      3,055      2,044

Net Charge-offs
  (Recoveries)
  - Quarter                    541       (125)       948        456        915
Net Charge-offs
  (Recoveries)
  - Year                       416       (125)     2,368      1,420        964

Allowance at Period
  End                     $ 49,943    $ 49,398  $ 47,422   $ 46,760    $46,049
Allowance to Period
  End Loans                   1.47%       1.52%     1.50%      1.51%      1.52%

Net Charge-offs
  (Recoveries)
to Average Loans
  (Annualized)
  - Quarter                    .07%       (.02)%     .12%       .06%       .12%
Net Charge-offs
  (Recoveries)
  to Average Loans
  (Annualized) - Year          .03%       (.02)%     .08%       .06%       .07%
--------------------------------------------------------------------------------

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

Loans are normally placed in nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact on the collectibility of principal or interest on loans, it is management's practice to place such loans on nonaccrual status immediately, rather than delaying such action until the loans become 90 days past due. Previously accrued and uncollected interest on such loans is reversed and income is recorded only to the extent that interest payments are subsequently received in cash and a determination has been made that the principal balance of the loan is collectible. If collectability of the principal is in doubt, payments received are applied to loan principal.

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

Total nonperforming loans at June 30, 1997, were $28.1 million, an increase of $8.5 million from December 31, 1996. The ratio of nonperforming loans to total loans at June 30, 1997, was .83% compared to .62% at December 31, 1996, and .66% at June 30, 1996. Other real estate owned increased to $1.5 million at June 30, 1997, up from $1.2 million at December 31, 1996.

The increase in nonperforming loans is primarily attributable to three commercial credits. Management expects several of these credits to be resolved and does not anticipate any significant losses as a result.

                    Nonperforming Loans and Other Real Estate
                                 (In Thousands)
--------------------------------------------------------------------------------
                          6/30/97    3/31/97     12/31/96    9/30/96    6/30/96
--------------------------------------------------------------------------------
Nonaccrual Loans          $20,589    $16,492      $17,225    $17,939    $15,156

Accruing Loans Past Due
  90 Days or More           7,040      2,052        1,801      1,646      3,442
Restructured Loans            471        499          534        576      1,325
                           ------     ------       ------     ------     ------
Total Nonperforming
  Loans                   $28,100    $19,043      $19,560    $20,161    $19,923
                           ======     ======       ======     ======     ======
Nonperforming Loans as
  a Percent of Loans          .83%       .59%         .62%       .65%       .66%
Other Real Estate Owned   $ 1,455    $ 1,272      $ 1,173    $ 1,727    $ 1,833
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

At June 30, 1997, the recorded investment in impaired loans totaled $19.9 million. Included in this amount is $17.3 million of impaired loans that do not require a related allowance for possible loan losses and $2.6 million of impaired loans for which the related allowance for possible loan losses totaled $1.2 million. The average recorded investment in impaired loans during the twelve months ended June 30, 1997, was approximately $16.1 million. Interest income recognized on a cash basis on impaired loans during the first six months of 1997 totaled $309,000.

The following table shows, for those loans accounted for on a nonaccrual basis and restructured loans for the six months ended June 30, 1997, the gross interest that would have been recorded if the loans had been current in accordance with their original terms and the amount of interest income that was included in net income for the period.

--------------------------------------------------------------------------------
                                                          For the Six Months
                                                          Ended June 30, 1997
                                                             (In Thousands)
--------------------------------------------------------------------------------
Interest income in accordance with original terms                 $952
Interest income recognized                                         333
                                                                   ---
Reduction in interest income                                      $619
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

At June 30, 1997, potential problem loans totaled $55.3 million compared to $54.0 million at the end of 1996. The loans that have been reported as potential problem loans are not concentrated in a particular industry, but rather cover a diverse range of businesses, e.g. communications, wholesale trade, manufacturing, finance/insurance/real estate, and services. Management does not presently expect significant losses from credits in this category.

LOAN CONCENTRATIONS

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. The Corporation's loans are widely diversified by borrower, industry group and area. At June 30, 1997, no concentrations existed in the Corporation's loan portfolio in excess of 10% of total loans.

Real estate construction loans at June 30, 1997, totaled $243.8 million, or 7.2% of loans while agricultural loans were 1.0% of total loans.

As of June 30, 1997, the Corporation did not have any cross-border outstandings to borrowers in any foreign country where such outstandings exceeded 1% of total assets.

NONINTEREST INCOME

Second Quarter 1997 compared to Second Quarter 1996

Noninterest income increased $2.0 million, or 12.7% over the second quarter of 1996. Excluding the impact of Centra, the increase was $1.7 million, or 10.7%. All categories, with the exception of mortgage banking activity, increased when compared to the second quarter of 1996.

Trust service fees increased $784,000, or 12.6% compared to the same quarter last year. This increase is primarily due to increased trust business.

Retail investment income increased $157,000, or 20.5% over the second quarter of 1996. This increase is attributable to higher levels of revenue from offices opened during 1996.

Service charges on deposit accounts increased $370,000, or 12.3% over the same period last year. Excluding the impact of Centra, the increase was $303,000, or 10.0%. The majority of the increase is attributable to higher fees on business, interest checking and correspondent accounts, and lower waived service charges.

Mortgage banking income decreased $114,000, or 3.7% from the second quarter of 1996. Lower origination fees (down $310,000), and underwriting fees (down $28,000), were offset by higher gain on sale of loans (up $58,000) and higher loan servicing revenues (up $165,000). The production related revenue (origination, underwriting and escrow waiver fees) was lower due to lower production volumes in the second quarter of 1997 ($171 million) compared to the same period last year ($183 million).

Other miscellaneous income, from a variety of sources, increased $628,000, or 25.1% in the second quarter of 1997 compared with the same period last year. The increase is primarily attributable to a change in the accounting for the gross revenues of the reinsurance subsidiary which were previously recorded net of expenses.

Investment security gains of $188,000 increased $152,000 over the same period last year. This variance is attributable to investment security gains from the sale of Sallie Mae stock.

Second Quarter 1997 compared to First Quarter 1997

Noninterest income increased $496,000, or 2.9% in the second quarter of 1997 compared to first quarter of 1997. All categories, with the exception of investment security gains, increased when compared to the first quarter of 1997.

Trust service fees increased $35,000, or 0.5% during the quarter. This change is primarily the result of increased trust business.

Retail investment income increased $34,000, or 3.8% in the second quarter of 1997. This increase reflects higher volumes of trades made in the second quarter of 1997.

Service charges on deposit accounts increased $161,000, or 5.0% in the second quarter. The increase consists mainly of increases in service charges on correspondent accounts (up $101,000) and interest checking accounts (up $48,000).

Mortgage banking income increased $166,000, or 5.9% from the first quarter of 1997. Higher gain on sale of loans (up $133,000) and increased underwriting fees (up $69,000), were partially offset by lower origination fees (down $15,000) and lower loan servicing revenues (down $21,000). Total loan production (originated volumes) increased to $171 million, up from $126 million in the first quarter of 1997.

                               Noninterest Income
                                Quarterly Trends
                                 (In Thousands)
--------------------------------------------------------------------------------
                             2nd Qtr.   1st Qtr.   4th Qtr.   3rd Qtr.  2nd Qtr.
                               1997       1997       1996       1996      1996
--------------------------------------------------------------------------------

Trust Servicing Fees         $ 6,983    $ 6,948    $ 6,651    $ 6,175   $ 6,199
Service Charges on Deposit
  Accounts                     3,386      3,225      3,384      3,218     3,016
Mortgage Banking Activity      2,964      2,798      2,867      2,913     3,078
Retail Investment Income         922        888        796        628       765
Other                          3,128      2,743      3,427      2,605     2,500
                              ------     ------     ------     ------    ------
Noninterest Income Excluding
  Securities Gains            17,383     16,602     17,125     15,539    15,558
Investment Security Gains,
  Net                            188        473        485         52        36
                              ------     ------     ------     ------    ------
Total                        $17,571    $17,075    $17,610    $15,591   $15,594
--------------------------------------------------------------------------------

Other miscellaneous income, from a variety of sources, increased $385,000, or 14.0% in the second quarter of 1997 compared to the first quarter of 1997. Increases in commercial loan commitment fees, electronic funds transfer fees and increased revenue from the reinsurance subsidiary contributed the majority of the increase.

YTD Second Quarter 1997 compared to YTD Second Quarter 1996

Noninterest income increased $2.8 million, or 8.7% in the first six months of 1997 compared to first six months of 1996. Excluding the impact of Centra, the increase was $2.5 million, or 7.8%. All categories of noninterest income, with the exception of income from mortgage banking activity, increased when compared to the first six months of 1996.

Trust service fees increased $1.6 million, or 12.7%, compared to the same period last year. The change was primarily due to increased trust business.

Retail investment income increased $413,000, or 29.6% in the first six months of 1997. This increase is attributable to higher levels of revenue from offices opened during 1996.

Service charges on deposit accounts increased $607,000, or 10.1% in the first six months of 1997. Excluding the impact of Centra, the increase was $476,000, or 7.9%. The increase is attributable to an increase in service fees on business accounts (up $347,000), increased service charges on interest checking accounts (up $135,000) and a decrease in waived service charges (down $122,000).

Mortgage banking income decreased $1.1 million, or 15.5% in the first six months of 1997. Decreases in loan origination fees (down $780,000), gain on sale of loans (down $458,000) and underwriting fees (down $223,000) were partially offset by higher loan servicing revenues (up $428,000). Revenue tied to production is lower in the first six months of 1997 when compared to the first six months of last year as total loan production (originated volumes) declined to $297 million, from $383 million.

Other miscellaneous income, from a variety of sources, increased $940,000, or 19.1% in the first six months of 1997. This increase is primarily attributable to a change in the accounting for the gross revenues of the reinsurance subsidiary which were previously recorded net of expenses.

Investment security gains of $661,000 increased $285,000 over the same period last year. The gains for both periods are primarily attributable to sales of Sallie Mae Stock.

NONINTEREST EXPENSE

Second Quarter 1997 compared to Second Quarter 1996

Total noninterest expense increased $3.9 million, or 11.4% in the second quarter of 1997 compared to the same period last year. Excluding the impact of Centra, the increase was $3.4 million, or 9.9%. All categories of noninterest expense except stationery and supplies increased when compared to the second quarter of last year.

Salaries and employee  benefit  expenses  increased  $1.4 million,  or 7.5% when compared to the second quarter of 1996. Excluding the impact of Centra, this increase was $1.2 million, or 6.3%. Total salary related expenses increased $850,000, or 5.6%, compared to the second quarter of 1996 while fringe benefit related expenses increased $330,000, or 9.0%. The 5.6% increase in salary expense is attributable to base merit increases (approximately 4.5%), transitional overlapping positions as certain functions are being centralized, and new positions added. The fringe benefit increase was primarily due to higher 401(k) expense (up $93,000), pension expense (up $92,000), profit sharing expense (up $89,000) and social security tax expense (up $71,000). The increases are linked to the higher levels of salary expense incurred and changes to benefit plans and plan assumptions.

Net occupancy expense increased $106,000, or 3.7% compared to the second quarter of 1996. Excluding the impact of Centra, this increase was $45,000, or 1.6%. The increase is primarily attributable to increased building depreciation related to expenditures made for technology and customer service enhancements.

Equipment rentals, depreciation and maintenance increased $296,000, or 16.3% compared to the second quarter of 1996. Excluding the impact of Centra, this increase was $262,000, or 14.4%. This increase is a result of higher levels of depreciation on computer equipment (up $274,000) and higher rental expense of equipment (up $15,000). The increase in depreciation and equipment rental is attributable to the expenditures incurred during 1996 as part of the investment in technology, equipment and facilities.

Data processing increased $339,000, or 16.8%, compared to the second quarter of 1996. This increase is primarily due to the cost of higher processing volumes.

                               Noninterest Expense
                                Quarterly Trends
                                 (In Thousands)
--------------------------------------------------------------------------------
                            2nd Qtr.   1st Qtr.   4th Qtr.   3rd Qtr.   2nd Qtr.
                              1997       1997       1996       1996       1996
--------------------------------------------------------------------------------
Salaries and Employee
  Benefits                  $20,125    $20,179    $19,395    $18,563    $18,713
Net Occupancy                 2,937      3,204      2,443      2,697      2,831
Equipment Rentals,
  Depreciation and
  Maintenance                 2,117      2,184      2,005      2,037      1,821
Data Processing               2,357      2,291      2,130      2,076      2,018
Stationery and Supplies         836        906        935        755        862
Business Development and
  Advertising                   890        828        994        876        872
FDIC                            116         96        (47)        14         24
Other                         9,013      7,930      8,383      7,345      7,319
Total                       $38,391    $37,618    $36,238    $34,462    $34,460
--------------------------------------------------------------------------------

Other miscellaneous expense, from various sources, increased $1.7 million compared to the second quarter of 1996. Excluding the impact of Centra, this increase was $1.2 million, or 16.1%. Contributing to the increase were: higher consulting expenses (up $623,000), a change in the accounting for the gross expenses of the reinsurance subsidiary which were previously netted against revenue (up $334,000), increased telephone and communication expenses (up $182,000), higher amortization of mortgage servicing rights (up $146,000) and an increase in courier service costs (up $143,000).

Second Quarter 1997 compared to First Quarter 1997

Total noninterest expense increased $773,000, or 2.1% in the second quarter of 1997. Increases in data processing, business development and advertising, FDIC insurance and other expenses were partially offset by decreases in salaries and employee benefits, net occupancy, equipment rental, depreciation and maintenance and stationery and supplies expenses.

Salaries and employee benefit expenses decreased $54,000, or 0.3% when compared to the first quarter of 1997. Total salary related expenses increased $245,000 in the second quarter while fringe benefit related expenses decreased $299,000. Salary expense is up as a result of increased full-time equivalent employees.

Fringe benefit expenses decreased in part due to reduced unemployment tax expense (down $108,000) and social security expense (down $201,000); these taxes decreased from first quarter due to taxes incurred on incentives paid in the first quarter, as well as less tax being incurred in the second quarter as individual maximums are met.

Other miscellaneous expense, from various sources, increased by $1.1 million compared to the first quarter of 1997. This increase was primarily the result of consulting expenses, non-recurring charges at affiliates and increased meals and entertainment expenses.

YTD Second Quarter 1997 compared to YTD Second Quarter 1996

Total noninterest expense increased $6.3 million, or 9.1% for the first six months of 1997 compared to the first six months of 1996. Excluding the impact of Centra, the increase would have been $5.3 million, or 7.6%. All categories, with the exception of business development and advertising expense, increased when compared to the same period for last year.

Salaries and employee benefit expenses increased $2.9 million, or 7.7% for the first six months of 1997 when compared to the first six months of 1996. Excluding the impact of Centra, the increase would have been $2.4 million, or 6.3%. The adjusted increase (excluding Centra) is comprised of both higher salary expenses (up $1.9 million, or 6.3%) and higher fringe benefit expenses (up $508,000, or 6.6%). The 6.3% increase in salary expense is attributable to base merit increases (approximately 4.5%), transitional overlapping positions as certain functions are being centralized, and new positions added. The major contributions to the increase in fringe benefit expense were: social security expense (up $193,000), 401k expense (up $192,000) and pension expense (up $149,000). The increases are linked to the higher levels of salary expense incurred and changes to benefit plans and plan assumptions.

Net occupancy expense increased $562,000, or 10.1% for the first six months of 1997 when compared to the first six months of 1996. Excluding the impact of Centra, the increase would have been $437,000, or 7.8%. Increases were realized due to additional leased space from Mid-America, incremental costs of remodeled workspace, and increased occupancy expenses resulting from technology and customer service enhancements.

Equipment rentals, depreciation and maintenance increased $598,000, or 16.1% for the first six months of 1997 when compared to the first six months of 1996. Excluding the impact of Centra, the increase would have been $536,000, or 14.5%. The primary contribution to the increase is a result of higher levels of depreciation on computer equipment (up $513,000) attributable to the expenditures incurred during 1996 as the investment in technology, equipment and facilities.

Data processing increased $526,000, or 12.8% over the same period for 1996. This increase is primarily due to the cost of higher processing volumes.

Other miscellaneous expense, from various sources, increased $1.5 million compared to the first six months of 1996. Excluding the impact of Centra, the increase would have been $1.3 million, or 8.3%. The increase consists mainly of: increased consulting, legal and professional expenses (up $678,000), a change in the accounting for the gross expenses of the reinsurance subsidiary which were previously netted out of revenue (up $665,000) and increased telephone and communication expense (up $422,000).

                                 Expense Control
                                Quarterly Trends
--------------------------------------------------------------------------------
                            2nd Qtr.   1st Qtr.   4th Qtr.   3rd Qtr.   2nd Qtr.
                              1997       1997       1996       1996       1996
--------------------------------------------------------------------------------
Efficiency Ratio - Quarter   59.70%     60.48%     57.98%     57.86%     58.84%
Efficiency Ratio - Year      60.08%     60.48%     58.80%     59.08%     59.71%

Expense Ratio - Quarter       2.03%      2.09%      1.92%      1.94%      1.99%
Expense Ratio - Year          2.05%      2.09%      1.98%      1.99%      2.02%
--------------------------------------------------------------------------------

INCOME TAXES

Income tax expense increased 5.3% over the second quarter of 1996. The effective tax rate at 34.44% decreased from 35.37% for the second quarter of 1996.

                               Income Tax Expense
                                Quarterly Trends
                                 (In Thousands)
--------------------------------------------------------------------------------
                            2nd Qtr.   1st Qtr.   4th Qtr.   3rd Qtr.   2nd Qtr.
                              1997       1997       1996       1996       1996
--------------------------------------------------------------------------------
Income Before Taxes        $23,643    $22,498    $23,896    $22,803    $21,861
State Tax Expense          $ 1,294    $ 1,227    $ 1,441    $ 1,354    $ 1,289
Federal Tax Expense          6,849      6,522      7,402      6,789      6,444
                            ------     ------     ------     ------     ------
Total Income Tax Expense   $ 8,143    $ 7,749    $ 8,834    $ 8,143    $ 7,733
                            ======     ======     ======     ======     ======
Effective Tax Rate           34.44%     34.44%     36.97%     35.71%     35.37%
--------------------------------------------------------------------------------

BALANCE SHEET

June 30, 1997 compared to March 31, 1997

During the second quarter of 1997, total assets increased $137 million, or 12.3% on an annualized basis. Loans increased $150 million, or 18.5% on an annualized basis. The loan growth was in commercial (up $92 million, or 20.2% on an annualized basis), residential real estate loans (up $47 million, or 18.5% on an annualized basis) and consumer (up $11 million, or 10.7% on an annualized basis). The loan growth was funded with $23 million of wholesale funding, $94 million of interest-bearing deposits and $26 million from a reduction of investments and short-term investments and a $7 million increase in net free funds. The $94 million increase in interest-bearing deposits reflects a $58 million increase in outstanding brokered CDs, a $23 million increase in retail time deposits and an increase of $13 million in NOW, savings and MMA balances.

June 30, 1997 compared to June 30, 1996

During the past twelve months, total assets increased $431 million, or 10.3%. Excluding the impact of Centra and Mid-America, total assets would have increased by $312 million, or 7.5%. Loans increased $379 million, or 12.5% ($338 million or 11.2%, excluding Centra and Mid-America). The internal loan growth was in commercial (up $235 million, or 14.2%), real estate ( up $87 million, or 8.9%) and consumer (up $16 million, or 4.1%). The internal loan growth was funded with $108 million of wholesale funding, $151 million of interest-bearing deposits, a $33 million reduction of investments and short-term investments and a $46 million increase in net free funds. The $151 million increase in interest-bearing deposits reflects a $61 million increase in outstanding brokered CDs and an increase of $90 million in retail interest-bearing deposits.

June 30, 1997 compared to December 31, 1996

During the first six months of 1997, total assets increased $176 million, or 8.1% on an annualized basis. Excluding the impact of Centra, total assets would have increased by $100 million, or 4.6%. Loans increased $243 million, ($207 million, or 13.2% on an annualized basis, excluding Centra). The internal loan growth was in commercial (up $160 million, or 18.6% on an annualized basis), real estate (up $42 million, or 8.3% on an annualized basis) and consumer (up $5 million, or 2.6% on an annualized basis). The internal loan growth was funded with $61 million of wholesale funding, $98 million of interest-bearing deposits and $58 million from a reduction of investments and short-term investments offset by a $10 million decrease in net free funds. The $98 million increase in interest-bearing deposits reflects a $74 million increase in outstanding brokered CDs and an increase of $24 million in retail interest-bearing deposits.

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

Deposit growth is the primary source of liquidity at the banking subsidiaries. Interest-bearing deposits increased $152 million, while noninterest-bearing deposits fell $78 million from the seasonally high year-end balance.

As of June 30, 1997, the securities portfolio contained $373.7 million at amortized cost of U.S. Treasury and federal agency securities available for sale, representing 45.3% of the total securities portfolio. These government securities are highly marketable and had a market value equal to 100.0% of amortized cost at quarter end.

Money market investments, consisting of federal funds sold, securities purchased under agreements to resell, and interest-bearing deposits in other financial institutions, averaged $17.6 million in the second quarter of 1997 compared to $16.3 million during the same period in 1996. Being short-term and liquid by nature, money market investments generally provide a lower yield than other earning assets. The Corporation has a strategy of maintaining a sufficient level of liquidity to accommodate fluctuations in funding sources and will periodically take advantage of specific opportunities to temporarily invest excess funds at narrower than normal rate spreads while still generating additional net interest income. At June 30, 1997, the Corporation had $19.3 million outstanding in short-term money market investments, serving as an essential source of liquidity. The amount at quarter end represents .4% of total assets compared to .6% at December 31, 1996.

Short-term borrowings totaled $488.8 million at June 30, 1997, compared with $444.1 million at the end of 1996. Within the classification of short-term borrowings are federal funds purchased, securities sold under agreements to repurchase and FHLB advances with a remaining maturity of less than one year. Federal funds are purchased from a sizable network of correspondent banks while securities sold under agreements to repurchase are obtained from a base of individual, business and public entity customers. FHLB advances with a remaining maturity of greater than one year are included in long-term borrowings.

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

Liquidity is also necessary at the parent company level. The parent company's primary sources of funds are dividends and service fees from subsidiaries, borrowings and proceeds from the issuance of equity. The parent company manages its liquidity position to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries and satisfy other operating requirements. Dividends received from subsidiaries totaled $25.0 million in the first six months of 1997 and will continue to be the parent's main source of long-term liquidity.

At June 30, 1997, the parent company had $115 million of established lines of credit with nonaffiliated banks, of which $64 million was in use for nonbank affiliates. The parent company also has access to funds from the issuance of the Corporation's commercial paper, although such funds are also downstreamed to the nonbank subsidiaries. Commercial paper outstanding at June 30, 1997, totaled $2.2 million.

The Corporation's long-term debt to equity ratio at June 30, 1997, was 9.0%, compared to 5.4% at December 31, 1996. This increase is primarily attributable to an increase in outstanding long-term FHLB advances.

Management believes that, in the current economic environment, the Corporation's subsidiary and parent company liquidity positions are adequate. There are no known trends nor any known demands, commitments, events or uncertainties that will result or are reasonably likely to result in a material increase or decrease in the Corporation's liquidity.

CAPITAL

Stockholders' equity at June 30, 1997, increased $26.8 million, or 6.8% since December 31, 1996. This increase was composed of $8.1 million as a result of the Centra acquisition, $18.4 million of retained earnings, $0.7 million from option exercises, $1.1 million increase in the unrealized gain on available for sale securities, reduced by $1.5 million from treasury stock purchases. Equity to assets at June 30, 1997, remained at 9.14%, with the Tier 1 leverage ratio climbing to 8.66%.

Cash dividends of $.29 per share were paid in the second quarter of 1997, representing a payout ratio of 42.03%. Compared to the same period last year, a cash dividend of $.24 per share was paid, representing a payout ratio of 37.50%.

                                     Capital
                                Quarterly Trends
                                 (In Thousands)
--------------------------------------------------------------------------------
                            2nd Qtr.   1st Qtr.   4th Qtr.   3rd Qtr.   2nd Qtr.
                              1997       1997       1996       1996       1996
--------------------------------------------------------------------------------
Stockholders' Equity       $419,929   $407,590   $393,145   $381,428   $371,392
Average Equity to Average
  Assets                       9.23%      9.19%      9.06%      8.94%      8.90%
Equity to Assets -
  Period End                   9.14%      9.14%      8.90%      8.91%      8.92%
Tier 1 Capital to Risk
  Weighted Assets -
  Period End                  10.80%      1.03%     10.73%     10.75%     10.66%
Total Capital to Risk
  Weighted Assets -
  Period End                  12.05%     12.28%     11.98%     12.00%     11.91%
Tier 1 Leverage Ratio -
  Period End                   8.66%      8.58%      8.41%      8.34%      8.24%
Market Value Per Share -
  Period End                 $39.50   $  36.75   $  35.42   $   33.64  $  32.29
Book Value Per Share -
  Period End                 $18.70   $  18.16   $  17.84   $   20.77  $  20.21
Market Value Per Share to
  Book Value Per Share        211.2%     202.4%     198.5%      194.4%    191.7%

Dividends Per Share -
  This Quarter               $  .29   $    .24   $     .24  $     .24  $    .24
Dividends Per Share -
  Year to Date               $  .53   $    .24   $     .95  $     .71  $    .47

Earnings Per Share -
  This Quarter               $  .69   $    .66   $     .68  $     .67  $    .64
Earnings Per Share -
  Year to Date               $ 1.35   $    .66   $    2.60  $    1.92  $   1.25

Dividend Payout Ratio -
  This Quarter                42.03%     36.36%      35.29%     35.82%    37.50%
Dividend Payout Ratio -
  Year to Date                39.26%     36.36%      36.54%     36.98%    37.60%
--------------------------------------------------------------------------------

The adequacy of the Corporations capital is regularly reviewed to ensure that sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic conditions in markets served and strength of management.

As of June 30, 1997, the Corporation's tier 1 risk-based capital ratio, total risk-based capital (tier 1 and tier 2) ratio and tier 1 leverage ratio were well in excess of regulatory minimums. Management of the Corporation expects to continue to exceed the minimum standards in the future.

Similar capital guidelines are also required of the individual banking subsidiaries of the Corporation. As of June 30, 1997, each banking subsidiary exceeded the minimum ratios for tier 1 capital, total capital and the tier 1 leverage ratio.

Management reviews capital strategies for the Corporation and each of its subsidiaries to ensure that capital levels are appropriate based on the perceived business risks, future growth opportunities, industry standards and regulatory requirements.

RECENT DEVELOPMENTS

On May 14, 1997, Associated Banc-Corp and First Financial Corporation, headquartered in Stevens Point, Wisconsin, announced the signing of a definitive agreement to merge the two companies in a "Merger of Equals". The new company will be called Associated Banc-Corp and its headquarters will be in Green Bay, Wisconsin.

When the merger is completed later this year, the new Associated Banc-Corp will have approximately $10.5 billion in assets and over 220 full-service banking locations throughout Wisconsin and Illinois.

ACCOUNTING DEVELOPMENTS

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which is effective for transfers occurring after December 31, 1996. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on a consistent application of a financial-components approach that focuses on control. The FASB subsequently issued SFAS No. 127, in December, 1996, which provides for the deferral of the effective date of certain provisions of SFAS No. 125. The Corporation adopted SFAS No. 125 on January 1, 1997. The impact of adoption did not have a material effect on the consolidated financial statements of the Corporation.

In February 1997, FASB issued SFAS No. 128, "Earnings per Share," which is effective for financial statements issued for periods ending after December 15, 1997. This statement simplifies the standards for computing earnings per share previously found in APB No. 15. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Earlier application of this statement is not permitted. The Corporation has determined that the impact of adoption will not have a material effect on the consolidated statements of the Corporation.

In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

ASSOCIATED BANC-CORP
                           PART II - OTHER INFORMATION


Item 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) The corporation held its Annual Meeting of Shareholders on April 23, 1997. Proxies were solicited by corporation management pursuant to Regulation 14A under the Securities Exchange Act of 1934.

          (b) Directors elected at the Annual Meeting were Harry B. Conlon, Jr., Ronald R. Harder, and J. Douglas Quick. Directors continuing in office after the meeting were Robert Feitler, Robert C. Gallagher, John S. Holbrook, Jr., William R. Hutchinson, James F. Janz and John C. Meng.

          (c) The matters voted upon and the results of the voting were as follows:

               (i) Election of the below-named nominees to the Board of Directors of the corporation:

                                                  For               Withheld

                    All Nominees               14,495,087            277,346

                    By Nominee:

                    Conlon                     14,495,087            277,346

                    Harder                     14,495,134            277,299

                    Quick                      14,495,676            276,758

               (ii) Amendment of the  Associated  Banc-Corp  Restated  Long-Term
                    Incentive Stock Option Plan to increase the number of shares available for issuance thereunder.

                            For               Against             Abstain

                         13,471,473           994,686             306,274


              (iii) Ratification  of the  selection  of  KPMG  Peat  Marwick  as independent certified public accountants for the corporation for the year ending December 31, 1997.

                            For                Against             Abstain

                         14,679,558             20,956              71,919

          (d)  Not applicable.

                              ASSOCIATED BANC-CORP
                           PART II - OTHER INFORMATION

                                                                        Page No.
                                                                        --------


ITEM 6:  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              (11) Statements re Computation of Per
                   Share Earnings

         (b)  Reports on Form 8-K:

              There were no reports on Form 8-K filed for the six months ended June 30, 1997.

                              ASSOCIATED BANC-CORP
                                  EXHIBIT (11)
                 Statement Re Computation of Per Share Earnings

                                            Six Months              Six Months
                                              Ended                   Ended
                                           June 30, 1997           June 30, 1996
As Reported:

Net income                                  $30,248,654             $27,522,960
Weighted average common shares
  outstanding                                22,447,557              22,035,046
Net income per share                           $1.35                   $1.25

Primary:

Net income                                  $30,248,654             $27,522,960
Weighted average common shares outstanding   22,447,557              22,035,046
Common stock equivalents                        350,817                 306,623
Adjusted weighted average common shares
  outstanding                                22,798,374              22,341,669
Net income per share                           $1.33                   $1.23

Fully Diluted:

Net income                                  $30,248,654             $27,522,960
Weighted average common shares outstanding   22,447,557              22,035,046
Common stock equivalents                        384,991                 318,443
Adjusted weighted average common shares
  outstanding                                22,832,548              22,353,489
Net income per share                           $1.32                   $1.23


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

                                       ASSOCIATED BANC-CORP
                                       -----------------------------------------
                                       (Registrant)

                                       /s/ Harry B. Conlon
Date:  August 14, 1997                 -----------------------------------------
                                       Harry B. Conlon
                                       Chairman & Chief Executive Officer


                                       /s/ Joseph B. Selner
Date:  August 14, 1997                 -----------------------------------------
                                       Joseph B. Selner
                                       Principal Financial Officer


                                INDEX TO EXHIBITS

Exhibit No.                                                             Page No.
-----------                                                             --------

  (11)        Computations of Earnings Per Share and Average
              Number of Common Shares Outstanding