Form 10-Q/A
period 1997-06-30
ASSOCIATED BANC-CORP
filed 1997-08-25
CIK 7789

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q/A

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

                                 (920) 433-3166
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                              ASSOCIATED BANC-CORP
                           PART II - OTHER INFORMATION

                                                                        Page No.
                                                                        --------


ITEM 6:  Exhibits and Reports on Form 8-K


         (b)  Reports on Form 8-K:

              The Company filed a report on Form 8-K on May 16, 1997, which included a press release dated May 14, 1997, announcing the signing of a definitive agreement to merge Associated Banc-Corp and First Financial Corporation, as well as materials relating to a presentation regarding the proposed merger made at a telephonic press conference on May 15, 1997. The materials for the press conference included a fact sheet setting forth total assets, loans and deposits for Associated, First Financial, and pro forma combined figures as of March 31, 1997.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       ASSOCIATED BANC-CORP
                                       -----------------------------------------
                                       (Registrant)

                                       /s/ Harry B. Conlon
Date:  August 25, 1997               -------------------------------------------
                                       Harry B. Conlon
                                       Chairman & Chief Executive Officer


                                       /s/ Joseph B. Selner
Date:  August 25, 1997               -------------------------------------------
                                       Joseph B. Selner
                                       Principal Financial Officer