Form 10-Q
period 1997-09-30
ASSOCIATED BANC-CORP
filed 1997-11-14
CIK 7789

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
--------

          For the quarterly period ended September 30, 1997

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
--------

          For the transition period from                   to
                                         -----------------     -----------------

Commission file number               0-5519
                      ----------------------------------------------------------
                              Associated Banc-Corp
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Wisconsin                                       39-1098068
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS employer identification no.)
 incorporation or organization)

112 North Adams Street, Green Bay, Wisconsin                 54301
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
                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant's common stock, par value $0.01 per share, at September 30, 1997, was 22,480,918 shares.

                            ASSOCIATED BANC-CORP
                                TABLE OF CONTENTS


                                                                       Page No.
                                                                       --------

PART I. Financial Information

        Item 1. Financial Statements:

                Consolidated Statements of Financial Condition -
                September 30, 1997 and December 31, 1996

                Consolidated Statements of Income -
                Three and Nine Months Ended  September 30, 1997 and 1996

                Consolidated Statements of Cash Flows -
                Nine Months Ended September 30, 1997 and 1996

                Notes to Consolidated Financial Statements

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations

PART II. Other Information

        Item 6. Exhibits and Reports on Form 8-K

 Signatures

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

                              ASSOCIATED BANC-CORP
                 Consolidated Statements of Financial Condition
                                   (Unaudited)

                                                   September 30,    December 31,
                                                     1997               1996
                                                     ----               ----
                                                          (In Thousands)
ASSETS
    Cash and due from banks                       $  177,558        $  236,314
    Interest-bearing deposits in
      other financial institutions                     2,527               670
    Federal funds sold and securities
      purchased under agreements to resell            32,637            27,977
    Investment securities:
       Held to maturity (Fair value of
          approximately $442,668 and $417,541
          at September 30, 1997 and
          December 31, 1996,respectively)            440,684           417,195
       Available for sale-stated at fair value       415,105           437,440
    Loans, net of unearned income                  3,516,733         3,159,853
    Less: Allowance for possible loan losses         (50,813           (47,422)
                                                      ------            ------
      Loans, net                                   3,465,920         3,112,431
    Premises and equipment                            78,653            75,987
    Other assets                                     122,812           111,065
                                                   ---------         ---------
          Total assets                            $4,735,896        $4,419,079
                                                   =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
    Noninterest-bearing deposits                  $  643,274        $  655,358
    Interest-bearing deposits                      3,078,507         2,852,683
                                                   ---------         ---------
       Total deposits                              3,721,781         3,508,041
    Short-term borrowings                            508,868           444,066
    Accrued expenses and other liabilities            66,803            52,697
    Long-term borrowings                               5,868            21,130
                                                   ---------         ---------
       Total liabilities                           4,303,320         4,025,934
    Commitments and contingent liabilities               ---               ---
    Stockholders' equity:
       Preferred stock                                   ---               ---
       Common stock (par value $0.01 per share,
         authorized 48,000,000 shares issued
         22,480,918 and 22,059,191  shares,
         respectively)                                   225               221
       Surplus                                       168,321           164,514
       Retained earnings                             253,164           222,348
       Net unrealized gains on securities
       available for sale                             10,866             6,980
       Less:      Treasury stock (-0- and
         26,226 shares at cost)                          ---              (918)
                                                   ---------         ---------
             Total stockholders' equity              432,576           393,145
                                                   ---------         ---------
             Total liabilities and stockholders'
               equity                            $ 4,735,896       $ 4,419,079
                                                   =========         =========

(See accompanying notes to Consolidated Financial Statements.)

ITEM 1.  Financial Statements Continued:

                              ASSOCIATED BANC-CORP
                        Consolidated Statements of Income
                                   (Unaudited)

                                        Three Months Ended    Nine Months Ended
                                           September 30,        September 30,
                                           1997     1996        1997     1996
                                           ----     ----        ----     ----
                                           (In Thousands)       (In Thousands)

INTEREST INCOME:
    Interest and fees on loans            $75,454  $66,207  $215,732   $193,987
    Interest and dividends on
       investment securities:
       Taxable                             10,248   10,082    30,833     29,716
       Tax exempt                           2,225    2,120     6,852      6,708
    Interest on deposits in other
       financial institutions                  42       16       111         45
    Interest on federal funds sold
       and securities purchased under
       agreements to resell                   231      223       737        905
                                           ------   ------   -------    -------
       Total interest income               88,200   78,648   254,265    231,361
                                           ------   ------   -------    -------
INTEREST EXPENSE
    Interest on deposits                   34,331   30,629    97,918     90,322
    Interest on short-term borrowings       6,590    4,949    18,717     14,499
    Interest on long-term borrowings          257      385       895      1,419
                                           ------   ------   -------    -------
       Total interest expense              41,178   35,963   117,530    106,240
                                           ------   ------   -------    -------

NET INTEREST INCOME                        47,022   42,685   136,735    125,121
    Provision for possible loan
      losses                                1,488    1,011     3,697      3,055
                                           ------   ------   -------    -------
    Net interest income after
      provision for possible
      loan losses                          45,534   41,674   133,038    122,066

NONINTEREST INCOME
    Trust service fees                      7,089    6,175    21,020     18,534
    Service charges on deposit accounts     3,387    3,218     9,998      9,222
    Investment securities gains, net          171       52       832        428
    Mortgage banking activity               3,979    2,913     9,741      9,728
    Retail investment                       1,026      628     2,836      2,025
    Other                                   3,389    2,605     9,260      7,536
                                           ------   ------    ------     ------
       Total noninterest income            19,041   15,591    53,687     47,473
                                           ------   ------    ------     ------
NONINTEREST EXPENSE
    Salaries and employee benefits         20,360   18,563    60,664     55,972
    Net occupancy                           2,930    2,796     9,071      8,375
    Equipment rentals, depreciation
      and maintenance                       2,166    2,037     6,467      5,740
    Data processing                         2,280    2,076     6,928      6,198
    Stationery and supplies                 1,025      755     2,767      2,442
    Business development and advertising      923      876     2,641      2,626
    FDIC                                      103       14       315         50
    Other                                   9,677    7,345    26,620     22,744
                                           ------   ------   -------    -------
       Total noninterest expense           39,464   34,462   115,473    104,147
                                           ------   ------   -------    -------
Income before income taxes                 25,111   22,803    71,252     65,392
Income tax expense                          8,925    8,143    24,817     23,210
                                           ------   ------    ------     ------
NET INCOME                                $16,186  $14,660   $46,435    $42,182
                                           ======   ======    ======     ======
Per share
    Net income                            $   .72  $   .67   $  2.07    $  1.91
    Dividends                             $   .29  $   .24   $   .82    $   .71

Weighted average shares outstanding        22,470   22,031    22,455     22,034

(See accompanying notes to Consolidated Financial Statements)

ITEM 1.  Financial Statements Continued:

                              ASSOCIATED BANC-CORP
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                Nine Months Ended

                                                                September 30,
                                                              1997        1996
                                                              ----        ----
                                                                (In Thousands)
OPERATING ACTIVITIES
    Net income                                            $  46,435   $  42,182
    Adjustments to reconcile net income to
       net cash provided by
         operating activities:
       Provision for possible loan losses                     3,697       3,055
       Depreciation and amortization                          7,326       6,246
       Amortization of mortgage servicing rights              2,167       1,721
       Amortization of intangibles                            2,057       2,304
       Net amortization and accretion of premiums and
         discounts on investment securities                      51         332
       Gain on sales of investment securities, net             (832)       (428)
       Increase in interest receivable and other assets     (12,354)     (3,275)
       Increase in interest payable and other liabilities    12,173       2,473
       Amortization of loan fees and costs                   (1,252)     (1,097)
       Net (increase) decrease in mortgage loans
         acquired for resale                                 (2,407)     12,116
       Gain on sales of mortgage loans held for resale       (2,734)     (2,434)
                                                             ------      ------
Net cash provided by operating activities                 $  54,327   $  63,195
                                                             ------      ------
INVESTING ACTIVITIES
    Net (increase) decrease in federal funds sold and
       securities purchased  under agreements to resell   $    (235)  $  42,560
    Net increase in interest-bearing deposits in other
       financial institutions                                (1,857)        (13)
    Purchases of held to maturity securities               (158,955)    (87,295)
    Purchases of available for sale securities             (227,873)   (172,108)
    Proceeds from sales of available for sale securities      6,744       2,776
    Maturities of held to maturity securities               135,239      99,984
    Maturities of available for sale securities             278,658     190,714
    Net increase in loans                                  (316,042)   (198,125)
    Proceeds from sales of other real estate                  1,211       1,138
    Purchases of premises and equipment, net of disposals    (7,037)    (17,576)
    Mortgage servicing rights additions                      (4,728)     (4,912)
    Net cash received in acquisition of subsidiary            5,051         461
                                                            -------     -------
Net cash used in investing activities                     $(289,824)  $(142,396)
                                                            -------     -------
FINANCING ACTIVITIES
    Net increase in deposits                              $ 146,091   $  42,526
    Net increase in short-term borrowings                    49,540      43,816
    Cash dividends                                          (18,352)    (15,253)
    Proceeds from issuance of long-term borrowings              ---       3,500
    Proceeds from exercise of stock options                   1,046         704
    Purchase of treasury stock                               (1,584)     (1,329)
                                                              -----      ------
Net cash provided by financing activities                 $ 176,741   $  73,964
                                                            -------      ------
Net decrease in cash and cash equivalents                 $ (58,756)  $  (5,237)
Cash and due from banks at beginning of period              236,314     214,411
                                                            -------     -------
Cash and due from banks at end of period                  $ 177,558   $ 209,174
                                                            =======     =======

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
       Interest                                           $ 114,668   $ 105,608
       Income taxes                                          25,688      25,042
Supplemental schedule of noncash investing activities:
    Loans transferred to other real estate                $   1,160   $   1,229
    Loans made in connection with the disposition of
      other real estate                                          53         162

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

NOTE 3:  Business Combinations

The following table summarizes completed transactions during 1996 and through September 30, 1997 ($ in millions):

                                                                       Consideration Paid
                                                                  ----------------------------

                                         Date       Method of                  Shares of          Total
       Name of Acquired                Acquired     Accounting    Cash        Common Stock [C]    Assets    Intangibles
------------------------------------------------------------------------------------------------------------------------------------
SBL Capital Bank Shares, Inc. [A]        3/96       Pooling of
   Lodi, Wisconsin                                  interests    $ ---          399,548         $   68       $   ---

Greater Columbia Bank Shares, Inc. [B]   4/96       Pooling of
   Portage, Wisconsin                               interests      ---        1,161,161            211           ---

F&M Bankshares of Reedsburg, Inc. [A]    7/96       Pooling of
   Reedsburg, Wisconsin                             interests      ---          641,988            139           ---

Mid-America National Bancorp, Inc.       7/96       Purchase       7.8             ---              39           1.9
   Chicago, Illinois

Centra Financial, Inc. [A]               2/97       Pooling of
   West Allis, Wisconsin                            interests      ---          414,365             76           ---
------------------------------------------------------------------------------------------------------------------------------------

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

On October 29, 1997, the Corporation completed its merger with First Financial Corporation. The transaction was accounted for as a pooling of interests with the issuance of 28,943,167 shares of the Corporation's common stock. The financial statements as of September 30, 1997, do not include those of First Financial Corporation. Pro forma results of operations of the Corporation and First Financial Corporation for the periods prior to the acquisition date are as follows:

                                       Corporation as Originally Reported                     Corporation Restated
-------------------------------------------------------------------------------   -------------------------------------------
                                     Three Months             Nine Months             Three Months            Nine Months
(In Thousands, except             Ended September 30,     Ended September 30,     Ended September 30,     Ended September 30,
 per share amounts)                 1997       1996         1997       1996         1997       1996         1997       1996
-------------------------------------------------------------------------------   -------------------------------------------
Net interest income               $47,022    $42,685     $136,735    $125,121     $94,776    $90,997     $280,275   $265,129

Other income                      $19,041    $15,591     $ 53,687    $ 47,473     $32,422    $26,562     $ 91,212   $ 78,967

Net income                        $16,186    $14,660     $ 46,435    $ 42,182     $36,822    $10,963     $106,161   $ 72,714

Earnings per common share         $   .72    $   .67     $   2.07    $   1.91     $   .73    $   .25     $   2.11   $   1.63
--------------------------------------------------------------------------------  -------------------------------------------

NOTE 4:  Investment Securities

The amortized cost and fair values of investment securities held to maturity and securities available for sale for the periods indicated were as follows:

                     Investment Securities Held to Maturity
--------------------------------------------------------------------------------
                (In thousands)                         September 30, 1997
--------------------------------------------------------------------------------
                                               Amortized Cost        Fair Value
--------------------------------------------------------------------------------
U.S. Treasury and federal agency securities       $166,167            $166,838
Obligations of states and political
  subdivisions                                     184,638             185,006
Other securities                                    89,879              90,824
--------------------------------------------------------------------------------
Total                                             $440,684            $442,668
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
================================================================================

                    Investment Securities Available for Sale
--------------------------------------------------------------------------------
                (In thousands)                         September 30, 1997
--------------------------------------------------------------------------------
                                                Amortized Cost       Fair Value
--------------------------------------------------------------------------------
U. S. Treasury and federal agency securities      $358,803            $360,625
Obligations of states and political
  subdivisions                                       5,109               5,283
Marketable equity securities                        33,948              49,197
--------------------------------------------------------------------------------
Total                                             $397,860            $415,105
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
================================================================================

NOTE 5:  Allowance for Possible Loan Losses

A summary of the changes in the allowance for possible loan losses for the periods indicated is as follows:

                                             For the Nine
                                             Months Ended    For the Year Ended
                                             September 30,      December 31,
                                                 1997               1996
                                                 ----               ----
                                                     (In Thousands)
--------------------------------------------------------------------------------
Balance at beginning of period                 $  47,422          $ 41,614
Balance related to acquisition                       728             3,511
Provisions charged to operating expense            3,697             4,665
Net loan charge-offs                              (1,034)           (2,368)
                                                   -----             -----
Balance at end of period                       $  50,813          $ 47,422
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

A summary of changes in the balance of mortgage servicing rights is as follows:

                                             For the Nine
                                             Months Ended    For the Year Ended
                                             September 30,      December 31,
                                                 1997               1996
                                                 ----               ----
                                                     (In Thousands)
--------------------------------------------------------------------------------
Balance at beginning of period                $  10,995          $  7,239
Additions                                         4,728             6,144
Amortization                                     (2,167)           (2,362)
Sales of servicing rights                           ---               ---
Change in valuation allowance                      (198)              (26)
                                                -------            ------
Balance at end of period                      $ 13, 358          $ 10,995
                                                =======            ======
--------------------------------------------------------------------------------

NOTE 7:  Per Share Computations

Per share computations are computed based on the weighted average number of common shares outstanding for the three and nine months ended September 30, 1997 and 1996. All per share financial information has been adjusted to reflect the 6-for-5 stock split effected as a 20% stock dividend paid on March 17, 1997. The Corporation issued 500,995 shares of common stock to a wholly-owned subsidiary as part of the acquisition of F&M Bankshares of Reedsburg, Inc. These shares are not reflected on the Consolidated Statements of Financial Condition as issued or outstanding.

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

CURRENT YEAR ACQUISITIONS

On February 21, 1997, Associated completed the acquisition of the $76-million Centra Financial, Inc. (Centra) headquartered in West Allis, WI. The transaction was accounted for using the pooling-of-interests method. However, the transaction was not material to prior years' reported operating results and, accordingly, previously reported prior years' results have not been restated.

EARNINGS

Net income for the third quarter of 1997 was $16.2 million, up 10.4% over 1996 third quarter net income of $14.7 million, and up from the $15.5 million reported in the second quarter of 1997. Earnings per share were $0.72 in the third quarter of 1997, up 7.5% over the $0.67 reported in the third quarter of 1996, and up from the $0.69 net income per share reported in the second quarter of 1997. On a YTD basis in 1997, net income and net income per share were $46.4 million and $2.07, respectively. This is an increase in net income of 10.1% and net income per share of 8.4% over the YTD 1996 net income of $42.2 million and net income per share of $1.91.

Return on average assets (ROA) for the third quarter of 1997 was 1.39%, equal to the same period last year and the second quarter of 1997. Return on average equity (ROE) for the third quarter of 1997 was 15.12%, down from 15.56% during the same period last year. Third quarter 1997 ROE increased from the 15.10% reported in the second quarter of 1997.

The change (increase of $1.5 million, or 10.4%) in third quarter 1997 net income, when compared to the same period last year, was a result of higher net interest income (up $4.3 million, or 10.2%), higher noninterest income (up $3.5 million, or 22.1%), offset by higher provision for loan losses (up $477,000, or 47.2%), higher noninterest expense (up $5.0 million, or 14.5%) and higher income tax expense (up $782,000, or 9.6%).

The change (increase of $686,000, or 4.4%) in third quarter 1997 net income, when compared to the second quarter of 1997, was a result of higher net interest income (up $1.5 million, or 3.2%) and higher noninterest income (up $1.5 million or 8.4%) offset by higher provision for loan losses (up $402,000 or 37.0%), higher noninterest expense (up $1.1 million or 2.8%) and higher income tax expense (up $782,000 or 9.6%).

The change (increase of $4.3 million, or 10.1%) in YTD third quarter 1997 net income, when compared to YTD third quarter of 1996, was a result of higher net interest income (up $11.6 million, or 9.3%), higher noninterest income (up $6.2 million, or 13.1%) offset by higher provision for loan losses (up $642,000, or 21.0%), higher noninterest expense (up $11.3 million, or 10.9%) and higher income tax expense (up $1.6 million, or 6.9%).

                                   Net Income
                                Quarterly Trends
                                 (In Thousands)
--------------------------------------------------------------------------------
                       3rd Qtr.   2nd Qtr.    1st Qtr.     4th Qtr.    3rd Qtr.
                         1997       1997       1997          1996        1996
--------------------------------------------------------------------------------
Net Income             $16,186   $ 15,500    $ 14,749     $ 15,062    $ 14,660

E.P.S.                 $  0.72   $   0.69    $   0.66     $   0.68    $   0.67

Return on Average
  Equity - Quarter       15.12%     15.10%      14.84%       15.48%      15.56%

Return on Average
  Equity - Year to
  Date                   15.02%     14.97%      14.84%       15.39%      15.36%

Return on Average
  Assets -  Quarter       1.39%      1.39%       1.36%        1.40%       1.39%

Return on Average
  Assets - Year to Date   1.38%      1.38%       1.36%        1.38%       1.37%
--------------------------------------------------------------------------------

NET INTEREST INCOME

Third Quarter 1997 compared to Third Quarter 1996:

Fully taxable equivalent (FTE) net interest income in the third quarter of 1997 was $48.4 million, an increase of $4.4 million over the third quarter of 1996 FTE net interest income of $44.0 million. The acquisition of Centra accounted for $851,000, or 19.3% of the increase in FTE net interest income.

The increase in FTE net interest income was attributable to larger volumes of earning assets (up $428 million) when compared to the third quarter of 1996. The increase in net interest income due to the volume variance (change in interest income from incremental average earning assets less the change in interest expense from incremental volumes of average interest-bearing liabilities) was $4.8 million. This increase was offset by a negative rate variance (change in interest income from incremental yields on average earning assets less the change in interest expense from incremental rates on average interest-bearing liabilities) of $420,000. The growth in average earning assets was concentrated in loans, with average loans increasing $420 million, when compared to the third quarter of 1996.

The net interest margin (NIM) for the third quarter of 1997 was 4.45%, compared with 4.51% in the third quarter of 1996. The decrease in the NIM of 6 basis points is attributable to a 6 basis point decrease in the rate spread. The rate spread decreased as a result of the cost of funds (rate on total interest-bearing liabilities) increasing by 11 basis points, while the yield on earning assets increased by only 5 basis points.

                               Net Interest Income
                              Tax Equivalent Basis
                                 (In Thousands)

--------------------------------------------------------------------------------
                     3rd Qtr.     2nd Qtr.    1st Qtr.     4th Qtr.    3rd Qtr.
                       1997         1997        1997         1996        1996
--------------------------------------------------------------------------------
Interest Income      $88,200      $84,552     $81,513      $80,371     $78,648

Tax Equivalent
  Adjustment           1,406        1,377       1,428        1,239       1,338
                      ------       ------      ------       ------      ------
Tax Equivalent
  Interest Income    $89,606      $85,929     $82,941      $81,610     $79,986

Interest Expense      41,178       39,003      37,349       36,237      35,963
                      ------       ------      ------       ------      ------
Tax Equivalent Net
  Interest Income    $48,428      $46,926     $45,592      $45,373     $44,023
                      ======       ======      ======       ======      ======
--------------------------------------------------------------------------------

Average earning assets grew $428 million from the third quarter of 1996, with $70 million of this increase attributable to Centra. Total average loans grew $420 million, with $35 million attributable to Centra. Excluding the impact of Centra, average earning assets and loans grew at an internal rate of 9.2% and 12.6%, respectively. The average loans to average deposits ratio increased to 95.3%, up from 90.8% in the third quarter of 1996.

The average loan growth,  excluding the impact of Centra,  of $385 million,  was
funded  by  increased   wholesale   borrowings  (funds   purchased,   repurchase
agreements, FHLB borrowings, and long-term borrowings) of $93 million, increased time deposits (personal CDs and Brokered CDs) of $155 million ($70 million increase in personal CDs and a $85 million increase in Brokered CDs), higher balances of Savings, NOW and MMA of $60 million, higher net free funds of $50 and lower balances of investments and short-term investments of $26 million. The average balance of brokered CDs for the third quarter of 1997 was $174 million with a period end balance of $169 million (up $79 million from December 31,
1996).
                               Net Interest Margin
                                Quarterly Trends
                              (Quarterly Info Only)
--------------------------------------------------------------------------------
                        3rd Qtr.    2nd Qtr.   1st Qtr.    4th Qtr.    3rd Qtr.
                          1997        1997       1997        1996        1996
--------------------------------------------------------------------------------
Yield on Earning
  Assets                  8.24%       8.28%      8.25%       8.21%       8.19%
Cost of Interest-
  Bearing Liabilities     4.59%       4.55%      4.49%       4.45%       4.48%
                          ----        ----       ----        ----        ----
Interest Rate Spread      3.65%       3.73%      3.76%       3.76%       3.71%
Net Free Funds
  Contribution             .80%        .79%       .78%        .80%        .80%
                          ----        ----       ----        ----        ----
Net Interest Margin       4.45%       4.52%      4.54%       4.56%       4.51%
                          ====        ====       ====        ====        ====

Average Earning Assets
  to Average Assets      93.35%      93.28%     92.97%      92.60%      92.73%
Free Funds Ratio
  (% of Earning Assets)  17.55%      17.32%     17.17%      18.03%      17.78%
--------------------------------------------------------------------------------

Third Quarter 1997 compared to Second Quarter 1997:

Fully taxable equivalent net interest income in the third quarter of 1997 was $48.4 million, an increase of $1.5 million over the second quarter 1997 FTE net interest income of $46.9 million.

The increase in FTE net interest income was attributable to one additional day in the third quarter of 1997 when compared to the second quarter of 1997. This additional day increased FTE net interest income by $516,000 in the third quarter of 1997. The third quarter of 1997 also benefited from a positive volume variance (change in interest income from incremental average earning assets less the change in interest expense from incremental volumes of average interest-bearing liabilities) of $1.8 million offset by a negative rate variance (change in interest income from incremental yields on average earning assets less the change in interest expense from incremental rates on average interest-bearing liabilities) of $785,000.

The NIM for the third quarter of 1997 was 4.45%, compared with 4.52% in the second quarter of 1997. The largest factor contributing to the decrease in net interest margin was the lower net interest spread of 8 basis points. A yield decrease of 4 basis points on earning assets and an increase of 4 basis points on interest-bearing liabilities caused the rate spread to decline by 8 basis points.

Average earning assets increased $153 million in the third quarter. Total average loans grew $160 million in the third quarter. Average earning assets and loans grew at an annualized rate of 14.6% and 19.1%, respectively in the third quarter of 1997.

The  average  loan  growth of $160  million  was funded by  increased  wholesale borrowings (funds purchased, repurchase agreements, FHLB borrowings, and long-term borrowings) of $12 million, increased time deposits (personal CDs and Brokered CDs) of $75 million ($25 million increase in personal CDs and a $50 million increase in Brokered CDs), higher net free funds of $36 million, higher balances of Savings, NOW and MMA of $31 million and lower balances of investments and short-term investments of $6 million.

              Earning Asset and Interest-Bearing Liability Volumes
                                Quarterly Trends
                                 (In Thousands)
--------------------------------------------------------------------------------
                        3rd Qtr.    2nd Qtr.    1st Qtr.    4th Qtr.    3rd Qtr.
                          1997       1997         1997        1996        1996
--------------------------------------------------------------------------------
Average Loans         $3,468,948  $3,309,278  $3,198,576  $3,111,614  $3,049,213

Average Earning
  Assets               4,313,560   4,160,224   4,074,879   3,955,571   3,885,717

Average Noninterest-
  Deposits               578,411     551,006     550,230     583,697     564,904

Average Interest-
  Bearing Deposits     3,061,987   2,956,310   2,906,460   2,835,861   2,792,780

Average Deposits       3,640,398   3,507,316   3,456,690   3,419,558   3,357,684

Average Interest-
  Bearing Liabilities  3,556,723   3,439,502   3,375,380   3,242,422   3,194,672
--------------------------------------------------------------------------------

YTD Third Quarter 1997 compared to YTD Third Quarter 1996:

FTE net interest income in the first nine months of 1997 was $140.9 million, an increase of $11.7 million over the first nine months of 1996 FTE net interest income of a $129.2 million. The acquisition of Centra accounts for $2.5 million of this increase. The increase in FTE net interest income was primarily attributable to a positive impact from a volume variance (change in interest income from incremental average earning assets less the change in interest expense from incremental volumes of average interest-bearing liabilities) of $12.2 million.

The NIM for the nine months of 1997 was 4.50%, compared with 4.51% in the first nine months of 1996. The interest rate spread for the first nine months of 1997 remained unchanged from the first nine months of 1996 at 3.71%, while the contribution from net free funds in the first nine months of 1997 decreased by 1 basis point.

Average earning assets increased $359 million in the first nine months of 1997 compared to the first nine months of 1996, with $69 million of this increase attributable to Centra. Total average loans grew $345 million, with $36 million attributable to Centra. Excluding the impact of Centra, average earning assets and loans grew at an annualized rate of 7.6% and 10.4%, respectively.

The average loan growth, excluding the impact of Centra, of $309 million, was funded by increased wholesale borrowings (funds purchased, repurchase agreements, FHLB borrowings, and long-term borrowings) of $79 million, increased time deposits (personal CDs and Brokered CDs) of $109 million ($53 million increase in personal CDs and a $56 million increase in Brokered CDs), higher net free funds of $35 million, higher balances of Savings, NOW and MMA of $67 million and lower balances of investments and short term investments of $19 million.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

The loan loss provision for the third quarter of 1997 was $1.5 million, an increase of $402,000 from the second quarter of 1997 and an increase of $477,000 from the third quarter of 1996.

As of September 30, 1997, the allowance for possible loan losses of $50.8 million represented 1.44% of total outstanding loans, down from the 1.50% reported at December 31, 1996, and down from 1.51% reported at September 30, 1996. The combination of third quarter provision expense exceeding net charge-offs by $870,000 and annualized third quarter loan growth of 13.3%, caused the allowance for possible loan losses to loans ratio to decline by 3 basis points in the third quarter.

The third quarter of 1997 net charge-offs as a percent of average loans of 0.07% increased slightly from net charge-offs to average loans of 0.06% in the third quarter of 1996. YTD net charge-offs (annualized) are at 0.04% of YTD average loans through the third quarter of 1997.

                       Provision for Possible Loan Losses
                                Quarterly Trends
                                 (In Thousands)
--------------------------------------------------------------------------------
                             3rd Qtr.   2nd Qtr.  1st Qtr.   4th Qtr.   3rd Qtr.
                               1997       1997      1997       1996       1996
--------------------------------------------------------------------------------
Provision - Quarter          $ 1,488    $ 1,086   $ 1,123    $ 1,610    $ 1,011
Provision - Year               3,697      2,209     1,123      4,665      3,055

Net Charge-offs Recoveries
  - Quarter                      618        541      (125)       948        456
Net Charge-offs Recoveries
  - Year                       1,034        416      (125)     2,368      1,420

Allowance at Period End      $50,813    $49,943   $49,398    $47,422    $46,760
Allowance to Period End
  Loans                         1.44%      1.47%     1.52%      1.50%      1.51%
Net Charge-offs (Recoveries)
  to Average Loans
  (Annualized) - Quarter         .07%       .07%    (.02)%       .12%       .06%
Net Charge-offs (Recoveries)
  to Average Loans
  (Annualized) - Year            .04%       .03%    (.02)%       .08%       .06%
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

Loans are normally placed in nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact on the collectability of principal or interest on loans, it is management's practice to place such loans on nonaccrual status immediately, rather than delaying such action until the loans become 90 days past due. Previously accrued and uncollected interest on such loans is reversed and income is recorded only to the extent that interest payments are subsequently received in cash and a determination has been made that the principal balance of the loan is collectible. If collectability of the principal is in doubt, payments received are applied to loan principal.

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

Total nonperforming loans at September 30, 1997, were $23.9 million, a decrease of $4.2 million from June 30, 1997. The ratio of nonperforming loans to total loans at September 30, 1997, was .68% compared to .62% at December 31, 1996, and
 .65% at September 30, 1996. Other real estate owned decreased in the third quarter to $1.1 million at September 30, 1997, down from $1.7 million at September 30, 1996, and $1.2 million at December 31, 1996.

The decrease in past due 90+ days and still accruing is primarily attributable to a large credit returning to performing status during the third quarter of 1997. This credit was placed in past due 90+ days and still accruing during the second quarter of 1997.

                    Nonperforming Loans and Other Real Estate
                                 (In Thousands)
--------------------------------------------------------------------------------
                           9/30/97    6/30/97    3/31/97    12/31/96   9/30/96
--------------------------------------------------------------------------------
Nonaccrual Loans           $22,031    $20,589    $16,492    $17,225    $17,939

Accruing Loans Past Due
  90 Days or More            1,648      7,040      2,052      1,801      1,646
Restructured Loans             186        471        499        534        576
                            ------     ------     ------     ------     ------
Total Nonperforming Loans  $23,865    $28,100    $19,043    $19,560    $20,161
                            ======     ======     ======     ======     ======
Nonperforming Loans as a
  Percent of Loans             .68%       .83%       .59%       .62%       .65%
Other Real Estate Owned    $ 1,143    $ 1,455    $ 1,272    $ 1,173    $ 1,727
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

At September 30, 1997, the recorded investment in impaired loans totaled $20.7 million. Included in this amount is $18.0 million of impaired loans that do not require a related allowance for possible loan losses and $2.7 million of impaired loans for which the related allowance for possible loan losses totaled $1.2 million. The average recorded investment in impaired loans during the twelve months ended September 30, 1997, was approximately $18.0 million. Interest income recognized on a cash basis on impaired loans during the first nine months of 1997 totaled $455,000.

The following table shows, for those loans accounted for on a nonaccrual basis and restructured loans for the nine months ended September 30, 1997, the gross interest that would have been recorded if the loans had been current in accordance with their original terms and the amount of interest income that was included in net income for the period.

--------------------------------------------------------------------------------
                                                         For the Nine Months
                                                       Ended September 30, 1997
                                                       ------------------------
                                                            (In Thousands)
--------------------------------------------------------------------------------
Interest income in accordance with original terms               $1,371
Interest income recognized                                         891
                                                                 -----
Reduction in interest income                                      $480
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

At September 30, 1997, potential problem loans totaled $58.2 million compared to $54.0 million at the end of 1996. The loans that have been reported as potential problem loans are not concentrated in a particular industry, but rather cover a diverse range of businesses, e.g. communications, wholesale trade, manufacturing, finance/insurance/real estate, and services. Management does not presently expect significant losses from credits in this category.

LOAN CONCENTRATIONS

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. The Corporation's loans are widely diversified by borrower, industry group and area. At September 30, 1997, no concentrations existed in the Corporation's loan portfolio in excess of 10% of total loans.

Real estate construction loans at September 30, 1997, totaled $272.2 million, or 7.7% of loans while agricultural loans were 1.0% of total loans.

As of September 30, 1997, the Corporation did not have any cross-border outstandings to borrowers in any foreign country where such outstandings exceeded 1% of total assets.

NONINTEREST INCOME

Third Quarter 1997 compared to Third Quarter 1996

Noninterest income increased $3.5 million, or 22.1% over the third quarter of 1996. Excluding the impact of Centra, the increase was $3.3 million or 21.3%. All categories increased when compared to the third quarter of 1996.

Trust service fees increased $914,000, or 14.8% compared to the same quarter last year. This increase is primarily due to increased volumes of trust business.

Retail investment income increased $398,000, or 63.4% over the third quarter of 1996. This increase is attributable to higher levels of revenue from offices opened during 1996.

Service charges on deposit accounts increased $169,000, or 5.3% over the same period last year. Excluding the impact of Centra, the increase was $103,000, or 3.2%. The majority of the increase is attributable to higher fees on business accounts, interest checking and correspondent accounts, and lower waived service charges.

Mortgage banking income increased $1.1 million, or 36.6% from the third quarter of 1996. Lower origination fees (down $62,000), were offset by higher underwriting fees (up $182,000), higher gain on sale of loans (up $757,000) and higher loan servicing revenues (up $158,000). Mortgage loan production was $207 million in the third quarter of 1997 compared to $145 million in the third quarter of 1996. The increase in production, combined with a more favorable rate environment in the third quarter of 1997, created the large increase in mortgage banking income in the third quarter.

Other miscellaneous income, from a variety of sources, increased $784,000, or 30.1% in the third quarter of 1997 compared with the same period last year. The increase is primarily attributable to a change in the accounting for the gross revenues of the reinsurance subsidiary (up $415,000) and higher electronic funds transfer (ETF) fees (up $395,000). Beginning in 1997, the accounting methodology for EFT fees was changed. In previous years, EFT expenses and revenues were netted and booked as other income. This year, the revenues and expenses are recorded separately in other income and other expense. Net EFT fees (increase in EFT revenue less the increase in EFT expenses) increased by $212,000 over the same period last year.

Investment security gains of $171,000 increased $119,000 over the same period last year. This variance is attributable to investment security gains from the sale of Sallie Mae stock.

Third Quarter 1997 compared to Second Quarter 1997

Noninterest income increased $1.5 million, or 8.4% in the third quarter of 1997 compared to the second quarter of 1997. All categories, with the exception of investment security gains, increased when compared to the second quarter of 1997.

Trust service fees increased $106,000, or 1.5% during the quarter. This increase is primarily due to increased trust business.

Retail investment income increased $104,000, or 11.3% in the third quarter of 1997. This increase reflects higher volumes of trades made in the third quarter of 1997.

Mortgage banking income increased $1.0 million, or 34.2% from the second quarter of 1997. Higher gain on sale of loans (up $689,000), increased underwriting fees (up $131,000), higher origination fees (up $135,000) and higher loan servicing revenues (up $51,000) accounted for the large increase. Mortgage loan production was $207 million in the third quarter of 1997 compared to $178 million in the second quarter of 1996. The increase in production, combined with a more favorable rate environment in the third quarter of 1997, created the large increase in mortgage banking income in the third quarter.

Other miscellaneous income, from a variety of sources, increased $261,000, or 8.3% in the third quarter of 1997 compared to the second quarter of 1997. Increased EFT fees (up $272,000) account for this increase. Beginning in 1997, the accounting methodology for EFT fees was changed. In previous years, EFT expenses and revenues were netted and booked as other income. This year, the revenues and expenses are recorded separately in other income and other expense. Net EFT fees (increase in EFT revenue less the increase in EFT expenses), increased by $134,000 over the previous quarter.

                               Noninterest Income
                                Quarterly Trends
                                 (In Thousands)
--------------------------------------------------------------------------------
                            3rd Qtr.   2nd Qtr.   1st Qtr.   4th Qtr.   3rd Qtr.
                              1997       1997       1997       1996       1996
--------------------------------------------------------------------------------
Trust Servicing Fees        $ 7,089   $  6,983   $  6,948   $  6,651   $  6,175
Service Charges on
  Deposit Accounts            3,387      3,386      3,225      3,384      3,218
Mortgage Banking Activity     3,979      2,964      2,798      2,867      2,913
Retail Investment Income      1,026        922        888        796        628
Other                         3,389      3,128      2,743      3,427      2,605
                             ------     ------     ------     ------     ------
Noninterest Income
  Excluding Securities
  Gains                      18,870     17,383     16,602     17,125     15,539
Investment Security
  Gains, Net                    171        188        473        485         52
                             ------     ------     ------     ------     ------
Total                       $19,041    $17,571    $17,075    $17,610    $15,591
                             ======     ======     ======     ======     ======
--------------------------------------------------------------------------------

YTD Third Quarter 1997 compared to YTD Third Quarter 1996

Noninterest income increased $6.2 million, or 13.1% in the first nine months of 1997 compared to the first nine months of 1996. Excluding the impact of Centra, the increase was $5.8 million, or 12.2%. All categories of noninterest income increased when compared to the first nine months of 1996.

Trust service fees increased $2.5 million, or 13.4%, compared to the same period last year. This increase is primarily due to increased volumes of trust business.

Retail investment income increased $811,000, or 40.0% in the first nine months of 1997. This increase is attributable to higher levels of revenue from offices opened during 1996.

Service charges on deposit accounts increased $776,000, or 8.4% in the first nine months of 1997. Excluding the impact of Centra, the increase was $578,000, or 6.3%. The increase is attributable to an increase in service fees on business accounts, interest checking accounts and a decrease in waived service charges.

Mortgage banking income increased $13,000, or 0.1% in the first nine months of 1997. Decreases in loan origination fees (down $842,000) and underwriting fees (down $41,000) were offset by higher gains on sale of loans (up $298,000) and higher loan servicing revenues (up $586,000). Mortgage loan production was $473 million in the first nine months of 1997 compared to $540 million in the first nine months of 1996. The growth of the servicing portfolio of the last twelve months has helped to offset lower fees recognized due to the lower production volumes. The additional revenue booked on the sale of mortgage loans has also contributed to the recording of mortgage banking income in 1997 equal to 1996, even though production volumes are 14.3% lower.

Other miscellaneous income, from a variety of sources, increased $1.7 million, or 22.9% in the first nine months of 1997. This increase is primarily attributable to a change in the accounting for the gross revenues of the reinsurance subsidiary (up $1.2 million), and higher EFT fees (up $721,000). Beginning in 1997, the accounting methodology for EFT fees was changed. In previous years, EFT expenses and revenues were netted and booked as other income. This year, the revenues and expenses are recorded separately in other income and other expense. Net EFT fees (increase in EFT revenue less the increase in EFT expenses) increased by $429,000 over the same period last year.

Investment security gains of $832,000 increased $404,000 over the same period last year. The gains for both periods are primarily attributable to sales of Sallie Mae stock.

NONINTEREST EXPENSE

Third Quarter 1997 compared to Third Quarter 1996

Total noninterest expense increased $5.0 million, or 14.5% in the third quarter of 1997 compared to the same period last year. Excluding the impact of Centra, the increase was $4.5 million, or 13.0%. All categories of noninterest expense increased when compared to the third quarter of last year.

Salaries and employee  benefit  expenses  increased  $1.8 million,  or 9.7% when compared to the third quarter of 1996. Excluding the impact of Centra, this increase was $1.6 million, or 8.5%. Total salary related expenses increased $1.3 million, or 8.8%, compared to the third quarter of 1996 while fringe benefit related expenses increased $465,000, or 13.1%. The 8.8% increase in salary expense is attributable to base merit increases (approximately 4.5%), transitional overlapping positions, and new positions added. The fringe benefit increase was primarily due to higher 401(k) expense (up $101,000), pension expense (up $98,000), profit sharing expense (up $31,000) and social security tax expense (up $90,000). The increases are linked to the higher levels of salary expense incurred and changes to benefit plans and plan assumptions.

Net occupancy expense increased $134,000, or 4.8% compared to the third quarter of 1996. Excluding the impact of Centra, this increase was $72,000, or 2.6%. The increase is primarily attributable to increased building depreciation related to expenditures made for technology and customer service enhancements.

Equipment rentals, depreciation and maintenance increased $129,000, or 6.3% compared to the third quarter of 1996. Excluding the impact of Centra, this increase was $90,000, or 4.4%. This increase is a result of higher levels of depreciation on computer equipment (up $171,000) and higher rental expense of equipment (up $18,000). The increase in depreciation and equipment rental are attributable to the expenditures incurred during 1996 as part of the investment in technology, equipment and facilities.

Data processing increased $204,000, or 9.8%, compared to the third quarter of 1996. This increase is primarily due to the cost of processing higher volumes.

Other miscellaneous expense, from various sources, increased $2.3 million compared to the third quarter of 1996. Excluding the impact of Centra, this increase was $2.2 million, or 29.3%. Contributing to the increase were: higher consulting expenses, a change in the accounting for the gross expenses of the reinsurance subsidiary, increased telephone and communication expenses, higher amortization of mortgage servicing rights, an increase in courier service costs, and various expense accruals.

                               Noninterest Expense
                                Quarterly Trends
                                 (In Thousands)
--------------------------------------------------------------------------------
                            3rd Qtr.   2nd Qtr.   1st Qtr.   4th Qtr.   3rd Qtr.
                              1997       1997       1997       1996       1996
--------------------------------------------------------------------------------
Salaries and Employee
  Benefits                  $20,360    $20,125    $20,179    $19,395    $18,563
Net Occupancy                 2,930      2,937      3,204      2,443      2,796
Equipment Rentals,
  Depreciation and
  Maintenance                 2,166      2,117      2,184      2,005      2,037
Data Processing               2,280      2,357      2,291      2,130      2,076
Stationery and Supplies       1,025        836        906        935        755
Business Development
  and Advertising               923        890        828        994        876
FDIC                            103        116         96        (47)        14
Other                         9,677      9,013      7,930      8,383      7,345
                             ------     ------     ------     ------     ------
Total                       $39,464    $38,391    $37,618    $36,238    $34,462
--------------------------------------------------------------------------------

Third Quarter 1997 compared to Second Quarter 1997

Total noninterest expense increased $1.1 million, or 2.8% in the third quarter of 1997. Increases in salaries and employee benefits, equipment rental, depreciation and maintenance, business development and advertising, and other expense, were offset by decreases in data processing and FDIC insurance and net occupancy.

Salaries and employee benefit expenses increased $235,000, or 1.2% when compared to the second quarter of 1997. Total salary related expenses increased $254,000 in the third quarter while fringe benefit related expenses decreased $25,000. Salary expense is up as a result of additional accruals booked for executive incentive programs in the third quarter.

Stationery and supplies increased $189,000, or 22.6% in the third quarter of 1997. This increase is partially due to a one-time inventory adjustment.

Other miscellaneous expense, from various sources, increased by $664,000, compared to the second quarter of 1997. This increase was primarily due to various expense accruals.

YTD Third Quarter 1997 compared to YTD Third Quarter 1996

Total noninterest expense increased $11.3 million, or 10.9% for the first nine months of 1997, compared to the first nine months of 1996. Excluding the impact of Centra, the increase would have been $9.8 million, or 9.4%. All categories increased when compared to the same period for last year.

Salaries and employee benefit expenses increased $4.7 million, or 8.4% for the first nine months of 1997 when compared to the first nine months of 1996. Excluding the impact of Centra, the increase would have been $3.9 million, or 7.0%. The increase (including Centra) was comprised of both higher salary expenses (up $3.6 million) and higher fringe benefit expenses (up $1.1 million). The increase in salary expense is attributable to base merit increases (approximately 4.5%), transitional overlapping positions, and new positions added. The major contributions to the increase in fringe benefit expense were: social security expense (up $324,000), 401(k) expense (up $318,000) and pension expense (up $204,000). The increases are linked to the higher levels of salary expense incurred and changes to benefit plans and plan assumptions.

Net occupancy expense increased $696,000, or 8.3% for the first nine months of 1997 when compared to the first nine months of 1996. Excluding the impact of Centra, the increase would have been $509,000, or 6.1%. Large increases were due to additional leased space, incremental costs of remodeled workspace, and building depreciation, building maintenance, utilities expense, land rent and taxes, as part of the investment in technology, equipment and facilities.

Equipment rentals, depreciation and maintenance increased $727,000, or 12.7% for the first nine months of 1997 when compared to the first nine months of 1996. Excluding the impact of Centra, the increase would have been $626,000, or 10.9%. The primary contribution to the increase is a result of higher levels of depreciation on computer equipment (up $684,000) attributable to the expenditures incurred during 1996 as part of the investment in technology, equipment and facilities.

Data processing increased $730,000, or 11.8% over the same period for 1996. This increase is primarily due to the cost of processing higher volumes.

Other miscellaneous expense, from various sources, increased $3.9 million, compared to the first nine months of 1996. Excluding the impact of Centra, the increase would have been $3.4 million, or 17.0%. The increase consists mainly of: increased consulting expenses (up $1.4 million), increased telephone and communication expense (up $561,000), higher amortization of mortgage servicing rights (up $650,000) and a change in the accounting for the gross expenses of the reinsurance subsidiary (up $1.1 million).

                                 Expense Control
                                Quarterly Trends
--------------------------------------------------------------------------------
                            3rd Qtr.   2nd Qtr.   1st Qtr.   4th Qtr.   3rd Qtr.
                              1997       1997       1997       1996       1996
--------------------------------------------------------------------------------
Efficiency Ratio
  -  Quarter                 58.64%     59.70%     60.48%     57.98%     57.86%

Efficiency Ratio - Year      59.58%     60.08%     60.48%     58.80%     59.08%

Expense Ratio - Quarter       1.89%      2.03%      2.09%      1.92%      1.94%

Expense Ratio - Year          2.00%      2.05%      2.09%      1.98%      1.99%
--------------------------------------------------------------------------------

INCOME TAXES

The effective tax rate for the third quarter of 1997 increased to 35.54% from 34.44% in the second quarter of 1997, but down from 36.97% in the fourth quarter of 1996 and 35.71% in the third quarter of 1996.

                               Income Tax Expense
                                Quarterly Trends
                                 (In Thousands)
--------------------------------------------------------------------------------
                            3rd Qtr.   2nd Qtr.   1st Qtr.   4th Qtr.   3rd Qtr.
                              1997       1997       1997       1996       1996
--------------------------------------------------------------------------------
Income Before Taxes         $25,111    $23,643    $22,498    $23,896    $22,803

State Tax Expense           $ 1,417    $ 1,294    $ 1,227    $ 1,441    $ 1,354

Federal Tax Expense           7,508      6,849      6,522      7,393      6,789

Total Income Tax Expense    $ 8,925    $ 8,143    $ 7,749    $ 8,834    $ 8,143

Effective Tax Rate            35.54%     34.44%     34.44%     36.97%     35.71%
--------------------------------------------------------------------------------

BALANCE SHEET

September 30, 1997 compared to June 30, 1997

During the third quarter of 1997, total assets increased $141 million, or 12.1% on an annualized basis. Loans increased $114 million, or 13.3% on an annualized basis. The loan growth was primarily in commercial (up $113 million). The loan growth was funded primarily by a $74 million increase in interest-bearing deposits and a $84 million increase in net free funds.

September 30, 1997 compared to September 30, 1996

During the past twelve months, total assets increased $454 million or 10.6%. Excluding the impact of Centra, total assets would have increased by $377 million, or 8.8%. Loans increased $426 million, or 13.8% ($390 million, or 12.6%, excluding Centra). The loan growth was in commercial (up $342 million, or 20.2%), real estate (up $64 million, or 6.4%) and consumer (up $21 million, or 5.2%). The loan growth was primarily funded by a $71 million increase in wholesale funding, $286 million increase in interest-bearing deposits, and a $120 million increase in net free funds.

September 30, 1997 compared to December 31, 1996

During the first nine months of 1997, total assets increased $317 million, or 9.6% on an annualized basis. Excluding the impact of Centra, total assets would have increased by $241 million, or 7.3% on an annualized basis. Loans increased $357 million ($321 million, or 13.6% on an annualized basis, excluding Centra). The loan growth was in commercial (up $295 million), real estate (up $42 million) and consumer (up $20 million). The loan growth was primarily funded by a $49 million increase in wholesale funds, a $226 million increase in interest-bearing deposits and an $89 million increase in net free funds.

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

Deposit growth is the primary source of liquidity at the banking subsidiaries. Interest-bearing deposits increased $225.8 million, while noninterest-bearing deposits fell $12.1 million from the seasonally high year-end balance.

As of September 30, 1997, the securities portfolio contained $358.8 million at amortized cost of U.S. Treasury and federal agency securities available for sale, representing 42.8% of the total securities portfolio. These government securities are highly marketable and had a market value equal to 100.5% of amortized cost at quarter end.

Money market investments, consisting of federal funds sold, securities purchased under agreements to resell, and interest-bearing deposits in other financial institutions, averaged $14.4 million in the third quarter of 1997 compared to $18.8 million during the same period in 1996. Being short-term and liquid by nature, money market investments generally provide a lower yield than other earning assets. The Corporation has a strategy of maintaining a sufficient level of liquidity to accommodate fluctuations in funding sources and will periodically take advantage of specific opportunities to temporarily invest excess funds at narrower than normal rate spreads while still generating additional net interest income. At September 30, 1997, the Corporation had $35.2 million outstanding in short-term money market investments, serving as an essential source of liquidity. The amount at quarter end represents .7% of total assets compared to .6% at December 31, 1996.

Short-term borrowings totaled $508.9 million at September 30, 1997, compared with $444.1 million at the end of 1996. Within the classification of short-term borrowings are federal funds purchased, securities sold under agreements to repurchase and FHLB advances with a remaining maturity of less than one year. Federal funds are purchased from a sizable network of correspondent banks while securities sold under agreements to repurchase are obtained from a base of individual, business and public entity customers. FHLB advances with a remaining maturity of greater than one year are included in long-term borrowings.

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

Liquidity is also necessary at the parent company level. The parent company's primary sources of funds are dividends and service fees from subsidiaries, borrowings and proceeds from the issuance of equity. The parent company manages its liquidity position to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries and satisfy other operating requirements. Dividends received from subsidiaries totaled $38.0 million in the first nine months of 1997 and will continue to be the parent's main source of long-term liquidity.

At September 30, 1997, the parent company had $120 million of established lines of credit with nonaffiliated banks, of which $67.7 million was in use for nonbank affiliates. The parent company also has access to funds from the issuance of the Corporation's commercial paper, although such funds are also downstreamed to the nonbank subsidiaries. Commercial paper outstanding at September 30, 1997, totaled $1.0 million.

The Corporation's long-term debt to equity ratio at September 30, 1997, was 1.4%, compared to 5.4% at December 31, 1996. This decrease is primarily attributable to a decrease in outstanding long-term FHLB advances.

Management believes that, in the current economic environment, the Corporation's subsidiary and parent company liquidity positions are adequate. There are no known trends nor any known demands, commitments, events or uncertainties that will result or are reasonably likely to result in a material increase or decrease in the Corporation's liquidity.

CAPITAL

Stockholders' equity at September 30, 1997, increased $39.4 million, or 10.0% since December 31, 1996. This increase was composed of $8.1 million as a result of the Centra acquisition, $28.1 million of retained earnings, $1.0 million from option exercises, $3.8 million increase in the unrealized gain on available for sale securities, reduced by $1.6 million from treasury stock purchases. Equity to assets at September 30, 1997, declined at 9.13%, with the Tier 1 leverage ratio climbing to 8.58%.

Cash dividends of $.29 per share were paid in the third quarter of 1997, representing a payout ratio of 40.28%. Compared to the same period last year, a cash dividend of $.24 per share was paid, representing a payout ratio of 35.82%. YTD dividends paid in 1997 are $0.82, or 39.61% of net income versus YTD dividends paid in 1996 of $0.71, or 37.17% of net income.

                                     Capital
                                Quarterly Trends
                                 (In Thousands)
--------------------------------------------------------------------------------
                            3rd Qtr.   2nd Qtr.   1st Qtr.   4th Qtr.   3rd Qtr.
                              1997       1997       1997       1996       1996
--------------------------------------------------------------------------------
Stockholders' Equity       $432,576   $419,929   $407,590   $393,145   $381,428
Average Equity to
  Average Assets               9.21%      9.23%      9.19%      9.06%      8.94%
Equity to Assets
  - Period End                 9.13%      9.14%      9.14%      8.90%      8.91%
Tier 1 Capital to Risk
  Weighted Assets -
  Period End                  10.78%     10.80%     11.03%     10.73%     10.75%
Total Capital to Risk
  Weighted Assets -
  Period End                  12.04%     12.05%     12.28%     11.98%     12.00%
Tier 1 Leverage Ratio
  - Period End                  8.58%     8.66%      8.58%      8.41%      8.34%
Market Value Per Share
  - Period End               $ 45.06   $ 39.50    $ 36.75    $ 35.42    $ 33.64
Book Value Per Share
  - Period End               $ 19.24   $ 18.70    $ 18.16    $ 17.84    $ 17.31
Market Value Per Share
  to Book Value Per Share      234.2%    211.2%     202.4%     198.5%     194.3%

Dividends Per Share
  - This Quarter             $   .29   $   .29    $   .24    $   .24    $   .24
Dividends Per Share
  - Year to Date             $   .82   $   .53    $   .24    $   .95    $   .71

Earnings Per Share
  - This Quarter             $   .72   $   .69    $   .66    $   .68    $   .67
Earnings Per Share
  - Year to Date             $  2.07   $  1.35    $   .66    $  2.60    $  1.91

Dividend Payout Ratio
  - This Quarter               40.28%    42.03%     36.36%     35.29%     35.82%
Dividend Payout Ratio
  - Year to Date               39.61%    39.26%     36.36%     36.54%     37.17%
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

As of September 30, 1997, the Corporation's Tier 1 risk-based capital ratio, total risk-based capital (Tier 1 and Tier 2) ratio and Tier 1 leverage ratio were well in excess of regulatory minimums. Management of the Corporation expects to continue to exceed the minimum standards in the future.

Similar capital guidelines are also required of the individual banking subsidiaries of the Corporation. As of September 30, 1997, each banking subsidiary exceeded the minimum ratios for Tier 1 capital, total capital and the Tier 1 leverage ratio.

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

In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

On January 28, 1997, the Securities and Exchange Commission (SEC) adopted new rules and amended current rules on disclosures about derivatives and other financial instruments. The rules clarify and expand existing disclosure requirements about derivatives and other financial instruments as well as derivative commodity instruments. The amendments require enhanced disclosure of accounting policies for derivative financial instruments and derivative commodity instruments in the footnotes. The amendments also expand existing disclosure requirements to include quantitative and qualitative information outside the financial statements about market risk inherent in market risk sensitive instruments. Applicable disclosures will be required for filings for fiscal years ending after June 15, 1997.

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

          The Company filed a report on Form 8-K on September 15, 1997, which included a press release dated September 15, 1997, announcing the receipt of all required regulatory approvals in connection with the proposed merger of Associated Banc-Corp and First Financial Corporation.

          The Company filed a report on Form 8-K on October 30, 1997, which included a press release dated October 29, 1997, announcing the consummation of the merger between Associated Banc-Corp and First Financial Corporation. Announcements of new officers and directors were also made.

                              ASSOCIATED BANC-CORP
                                  EXHIBIT (11)
                 Statement Re Computation of Per Share Earnings

                                    Nine Months                 Nine Months
                                       Ended                       Ended
                                 September 30, 1997          September 30, 1996
                                 ------------------          ------------------
As Reported:

Net income                           $46,434,775                 $42,181,892
Weighted average common
  shares outstanding                  22,455,110                  22,033,748
Net income per share                 $      2.07                 $      1.91

Primary:

Net income                           $46,434,775                 $42,181,892
Weighted average common
  shares outstanding                  22,455,110                  22,033,748
Common stock equivalents                 360,353                     296,722
Adjusted weighted average
  common shares outstanding           22,815,463                  22,330,470
Net income per share                 $      2.04                 $      1.89

Fully Diluted:

Net income                           $46,434,775                 $42,181,892
Weighted average common
  shares outstanding                  22,455,110                  22,033,748
Common stock equivalents                 451,196                     319,716
Adjusted weighted average
  common shares outstanding           22,906,306                  22,353,464
Net income per share                 $      2.03                 $      1.89


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

                                          ASSOCIATED BANC-CORP
                                          --------------------------------------
                                         (Registrant)


Date:  November 14, 1997                /s/ Harry B. Conlon
                                          --------------------------------------
                                          Harry B. Conlon
                                          Chairman & Chief Executive Officer



Date:  November 14, 1997                /s/ Joseph B. Selner
                                          --------------------------------------
                                          Joseph B. Selner
                                          Principal Financial Officer


                                INDEX TO EXHIBITS

Exhibit No.                                                             Page No.
----------                                                              -------

 (11)         Computations of Earnings Per Share and Average
              Number of Common Shares Outstanding