Form 10-K405
period 1997-12-31
ASSOCIATED BANC-CORP
filed 1998-03-20
CIK 7789

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                             ---------------------

                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1997

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIESEXCHANGE ACT OF 1934 For the transition period to

                        COMMISSION FILE NUMBER: 0-5519

                             ASSOCIATED BANC-CORP
            (Exact name of registrant as specified in its charter)

               WISCONSIN                             39-1098068
    (State or other jurisdiction of               (I.R.S. employer
    incorporation or organization)               identification no.)

        112 NORTH ADAMS STREET,                         54301
         GREEN BAY, WISCONSIN                        (Zip code)
    (Address of principal executive
               offices)

      Registrant's telephone number, including area code: (920) 433-3166

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

                                Yes  X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 2, 1998, 50,685,915 shares of Common Stock were outstanding and the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $2,469,894,362. Excludes $124,717,627 of market value representing the outstanding shares of the Registrant owned by all directors and officers who individually, in certain cases, or collectively, may be deemed affiliates. Includes $221,183,339 of market value representing 8.52% of the outstanding shares of the Registrant held in a fiduciary capacity by the trust departments of four wholly-owned subsidiaries of the Registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                            Part of Form 10-K Into Which
               Document                Portions of Documents are Incorporated

 Proxy Statement for Annual Meeting of                Part III
    Shareholders on April 22, 1998

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              ASSOCIATED BANC-CORP
                        1997 FORM 10-K TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
 PART I
 Item 1.    Business                                                        3
 Item 2.    Properties                                                      6
 Item 3.    Legal Proceedings                                               6
 Item 4.    Submission of Matters to a Vote of Security Holders             6
 PART II
 Item 5.    Market for Registrant's Common Equity and Related
            Stockholder Matters                                             8
 Item 6.    Selected Financial Data                                         9
 Item 7.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      10
 Item 8.    Financial Statements and Supplementary Data                    35
 Item 9.    Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure                                       69
 PART III
 Item 10.   Directors and Executive Officers of the Registrant             69
 Item 11.   Executive Compensation                                         69
 Item 12.   Security Ownership of Certain Beneficial Owners and
            Management                                                     69
 Item 13.   Certain Relationships and Related Transactions                 69
 PART IV
 Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
            8-K                                                            70
 Signatures                                                                72

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Forward-looking statements have been made in this document, and in documents that are incorporated by reference, that are subject to risks and uncertainties. These forward-looking statements, which are included in Management's Discussion and Analysis and in the Chairman's letter, describe future plans or strategies and include the Corporation's expectations of future results of operations. The words "believes," "expects," "anticipates" or similar expressions identify forward-looking statements.

Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, could affect the future financial results of the Corporation and could cause those results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document. These factors include the following:

  . operating, legal and regulatory risks;

  . economic, political and competitive forces affecting the Corporation's banking, securities, asset management and credit services businesses; and

  . the risk that the Corporation's analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

                                    PART I

ITEM 1 BUSINESS

GENERAL

Associated Banc-Corp (the "Corporation") is a bank holding company registered pursuant to the Bank Holding Company Act of 1956, as amended (the "Act"). It was incorporated in Wisconsin in 1964 and was inactive until 1969 when permission was received from the Board of Governors of the Federal Reserve System to acquire three banks. The Corporation currently owns twelve commercial banks and a federally chartered thrift located in Wisconsin and Illinois (the "affiliates") serving their local communities and, measured by total assets held at December 31, 1997, was the third largest commercial bank holding company headquartered in Wisconsin. As of December 31, 1997, the Corporation owned 34 nonbanking subsidiaries located in Arizona, California, Delaware, Illinois, Missouri, Nevada, and Wisconsin.

The Corporation acquired Centra Financial, Inc., and its wholly owned subsidiary, Central Bank of West Allis, and its wholly owned subsidiary, Central Investments, Inc., on February 21, 1997. Further, the Corporation, through a subsidiary, Badger Merger Corp., merged with First Financial Corporation ("FFC") and its wholly owned subsidiary, First Financial Bank ("FFB"), and its wholly owned subsidiaries, Appraisal Services, Inc., First Financial Card Services Bank, National Association, Wisconsin Insurance Management, Inc., FFS Funding Corp., UFS Capital Corp., Illini Service Corporation, Mortgage Finance Corporation, and First Financial Investments, Inc. on October 29, 1997.

SERVICES

The Corporation provides advice and specialized services to its affiliates in banking policy and operations, including auditing, data processing, marketing/advertising, investing, legal/compliance, personnel services, trust services, risk management, and other financial services functionally related to banking.

Responsibility for the management of the affiliates remains with their respective Boards of Directors and officers. Services rendered to the affiliates by the Corporation are intended to assist the local management of these affiliates to expand the scope of services offered by them. Bank and thrift affiliates of the Corporation at December 31, 1997, provided services through 226 locations in 150 communities.

The Corporation, through its affiliates, provides a complete range of banking services to individuals and businesses. These services include checking, savings, NOW, Super NOW, and money market deposit accounts, business, personal, educational, residential, and commercial mortgage loans, MasterCard, VISA and other consumer-oriented financial services, including IRA and Keogh accounts, safe deposit and night depository facilities. Automated Teller Machines (ATMs), which provide 24-hour banking services to customers of the affiliates, are installed in many locations in the affiliates' service areas. The affiliates are members of an interstate shared ATM network, which allows their customers to perform banking transactions from their checking, savings or credit card accounts at ATMs in a multi-state environment. Among the services designed specifically to meet the needs of businesses are various types of specialized financing, cash management services and transfer/collection facilities.

The affiliates provide lending, depository, and related financial services to commercial, industrial, financial, and governmental customers. Term loans, revolving credit arrangements, letters of credit, inventory and accounts receivable financing, real estate construction lending, and international banking services are available.

Additional emphasis is given to noncredit services for commercial customers, such as advice and assistance in the placement of securities, corporate cash management, and financial planning. The affiliates make available check clearing, safekeeping, loan participations, lines of credit, portfolio analyses, data processing, and other services to approximately 150 correspondent financial institutions.

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

Investment subsidiaries provide discount and full-service brokerage services, including the sale of fixed and variable annuities, mutual funds, and securities, to the affiliates' customers and the general public. Insurance brokerage subsidiaries provide commercial and individual insurance services, including various life, property, casualty, credit, and mortgage products to the affiliates' customers and the general public. Several investment subsidiaries located in Nevada hold, manage, and trade cash, stocks, and securities transferred from the affiliates and reinvest investment income. A leasing subsidiary provides lease financing for a variety of capital equipment for commerce and industry. An appraisal subsidiary provides real estate appraisals for customers, government agencies, and the general public.

The mortgage banking subsidiaries are involved in the origination, servicing and warehousing of mortgage loans, and the sale of such loans to investors. The primary focus is on one- to four-family residential and multi-family properties, all of which are generally salable into the secondary mortgage market.

The Corporation and affiliates are not dependent upon a single or a few customers, the loss of which would have a material adverse effect on the Corporation. No material portion of the Corporation's or the affiliates' business is seasonal.

FOREIGN OPERATIONS

The Corporation and its affiliates do not engage in any operations in foreign countries.

EMPLOYEES

At December 31, 1997, the Corporation, its affiliates, and its subsidiaries, as a group, had 3,679 full-time equivalent employees.

COMPETITION

Competition exists in all of the Corporation's principal markets. Competition involves efforts to obtain new deposits, the scope and type of services offered, interest rates paid on deposits and charged on loans, as well as other aspects of banking. Substantial competition exists from other financial institutions engaged in the business of making loans, accepting deposits, and issuing credit cards. All of the affiliates also face direct competition from members of bank holding company systems that have greater assets and resources than those of the Corporation.

SUPERVISION AND REGULATION

Financial institutions are highly regulated both at the federal and state level. Numerous statutes and regulations affect the business of the Corporation and its affiliates.

The activities of the Corporation are regulated by the Act. The Act requires prior approval of the Federal Reserve Board (the "Board") before acquiring direct or indirect ownership or control of more than five percent of the voting shares of any bank or bank holding company. The Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994 contains provisions which amended the Act to allow an adequately-capitalized and adequately-managed bank holding company to acquire a bank located in another state as of September 29, 1995. Effective June 1, 1997, interstate branching was permitted. The Riegel-Neal Amendments Act of 1997 clarifies the applicability of host state laws to any branch in such state of an out-of-state bank.

The Act also prohibits, with certain exceptions, acquisitions of more than five percent of the voting shares of any publicly traded company which is not a bank and the conduct by a holding company (directly or through its subsidiaries) of any business other than banking or performing services for its subsidiaries without prior approval of the Board.

All of the affiliates are insured by the Federal Deposit Insurance Corporation and are subject to the provisions of the Federal Deposit Insurance Act. Areas subject to regulation by federal and state authorities include capital adequacy, reserves, investments, loans, mergers, issuance of securities, payments of dividends by the banking affiliates, establishment of branches, and other aspects of banking operations.

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

The Funds Act also separated, effective January 1, 1997, the Financing Corporation ("FICO") assessment to service the interest on its bond obligations from the SAIF assessment. The amount assessed on individual institutions by the FICO will be in addition to the amount paid for deposit insurance according to the FDIC's risk-related assessment rate schedules.

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

ITEM 2 PROPERTIES

The Corporation's headquarters are located in the City of Green Bay, Wisconsin, in a leased facility with approximately 8,500 square feet of office space owned by an affiliated company. The space is currently leased on a month-to-month basis. The Corporation, as of December 31, 1997, was engaged in negotiations to lease approximately 30,000 square feet of office space in buildings yet to be constructed in the Village of Ashwaubenon to accommodate the corporate staff and support functions. The Corporation expects to occupy substantially all of the office space under construction in July 1998.

The affiliates, as of December 31, 1997, occupied 226 offices in 150 different communities within Wisconsin and Illinois. All key facilities, except Associated Bank Milwaukee and Associated Bank Chicago, are owned by the affiliates. Except for the affiliate offices in downtown Milwaukee and Chicago, which are located in the lobbies of multi-story office buildings, all of the banking facilities are free-standing buildings that provide adequate customer parking facilities, including drive-in facilities of various numbers and types for customer convenience. Some banks also have offices in various supermarket locations as well as offices located within retirement community facilities. In addition, the Corporation owns other real property that, when considered in the aggregate, is not material to its financial position.

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

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 1997, shareholders of Associated were asked to consider an amendment to Associateds Articles of Incorporation to increase the number of authorized shares of Associated common stock to 100,000,000 shares and to issue up to 28,627,148 shares of common stock of Associated pursuant to an Agreement and Plan of Merger, dated as of May 14, 1997, among Associated, Badger Merger Corp., and FFC. At a Special Meeting of Shareholders held on October 27, 1997, Associated shareholders approved the above matters.

EXECUTIVE OFFICERS OF THE CORPORATION

Pursuant to General Instruction G of Form 10-K, the following list is included as an unnumbered item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held April 22, 1998.

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

         NAME               OFFICES AND POSITIONS HELD         DATE OF ELECTION
 Harry B. Conlon      Chairman, President, Chief Executive      March 1, 1975
 Age: 62              Officer and Director of Associated
                      Banc-Corp
 Robert C. Gallagher  Vice Chairman of Associated Banc-Corp;    April 28, 1982
 Age: 59              Chairman and Chief Executive Officer
                      of Associated Bank Green Bay
                      (affiliate)
                      Prior to April 1996, Executive Vice
                      President and Director of Associated
                      Banc-Corp; Chairman, President and
                      Chief Executive Officer of Associated
                      Bank Green Bay (affiliate)
 John C. Seramur      Vice Chairman of Associated Banc-Corp;   October 27, 1997
 Age: 55              President and Chief Executive Officer
                      of First Financial Bank (affiliate)
                      Prior to October 1997, President and
                      Chief Executive Officer of First
                      Financial Corporation and President
                      and Chief Executive Officer of First
                      Financial Bank
 Brian R. Bodager     Chief Administrative Officer, General     July 22, 1992
 Age: 42              Counsel and Corporate Secretary of
                      Associated Banc-Corp
 Joseph B. Selner     Senior Vice President and Chief          January 25, 1978
 Age: 51              Financial Officer of Associated Banc-
                      Corp
 Arthur E. Olsen, III Vice President-General Auditor of         July 28, 1993
 Age: 46              Associated Banc-Corp
                      Prior to July 1993, Senior manager of
                      a national public accounting firm
 Mary Ann Bamber      Senior Vice President-Director of        January 22, 1997
 Age: 47              Retail Banking of Associated Banc-Corp
                      From January 1996 to January 1997,
                      Independent consultant
                      From January 1996 to January 1997,
                      Senior Officer of an Iowa-based bank
                      Prior to January 1996, Senior Officer
                      of a Minnesota-based holding company
 Robert J. Johnson    Vice President-Director of Human         January 22, 1997
 Age: 52              Resources of Associated Banc-Corp
                      Prior to January 1997, Officer of a
                      Wisconsin manufacturing company
 Donald E. Peters     Director of Systems and Operations of    October 27, 1997
 Age: 48              Associated Banc-Corp; Executive Vice
                      President of First Financial Bank
                      (affiliate)
                      Prior to October 1997, Executive Vice
                      President of First Financial Bank
                      (affiliate)
 John P. Evans        Chief Executive Officer and Director     August 16, 1993
 Age: 48              of Associated Bank North (affiliate)
                      Prior to July 1993, Officer of a
                      Wisconsin bank
 David J. Handy       President, Chief Executive Officer and     May 31, 1991
 Age: 58              Director of Associated Bank, National
                      Association (affiliate)

        NAME               OFFICES AND POSITIONS HELD         DATE OF ELECTION
 Michael B. Mahlik   Executive Vice President, Managing        January 1, 1991
 Age: 45             Trust Officer, and Director of
                     Associated Bank, National Association
                     (affiliate);
                     President, Chief Executive Officer,
                     and Director of Associated Trust
                     Company (subsidiary)
 George J. McCarthy  President, Chief Executive Officer,      November 11, 1983
 Age: 47             and Director of Associated Bank
                     Chicago (affiliate)
 Mark J. McMullen    Executive Vice President and Director      June 2, 1981
 Age: 49             of Associated Bank Green Bay
                     (affiliate)
 Randall J. Peterson President and Director of Associated      August 2, 1982
 Age: 52             Bank Green Bay (affiliate)
                     Prior to July 1996, Executive Vice
                     President and Director of Associated
                     Bank Green Bay (affiliate)
 Gary L. Schaefer    President and Director of Associated       March 1, 1995
 Age: 48             Bank Madison (affiliate)
                     Prior to March 1995, Senior Officer of
                     a Wisconsin bank
 Thomas R. Walsh     President, Chief Executive Officer,       January 1, 1994
 Age: 40             and Director of Associated Bank
                     Lakeshore (affiliate)
                     From September 1992 to January 1994,
                     Senior Officer of Associated Bank
                     Lakeshore (affiliate)
 Gordon J. Weber     President, Chief Executive Officer and   December 15, 1993
 Age: 50             Director of Associated Bank Milwaukee
                     (affiliate); Director of Associated
                     Bank Madison (affiliate)
                     Prior to December 15, 1993, President,
                     Chief Executive Officer and Director
                     of Associated Bank Lakeshore
                     (affiliate)

                                    PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information in response to this item is incorporated by reference to the table "Market Information" on Page 64 and the discussion of dividend restrictions in
Note 11 "Stockholders' Equity" of the Notes to Consolidated Financial Statements included under Item 8 of this document. The Corporation's common stock is currently being traded on The Nasdaq Stock Market under the symbol ASBC.

The approximate number of equity security holders of record of common stock, $.01 par value, as of March 1, 1998, was 10,480. Certain of the Corporation's shares are held in "nominee" or "street" name and, accordingly, the number of beneficial owners of such shares is not known nor included in the foregoing number.

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

ITEM 6 SELECTED FINANCIAL DATA

TABLE 1: EARNINGS SUMMARY AND SELECTED FINANCIAL DATA(1)

                                         %
                                       CHANGE                                                                5-YEAR
                                        1996                                                                COMPOUND
                                         TO                                                                  GROWTH
YEARS ENDED DECEMBER 31,     1997       1997      1996         1995        1994        1993        1992       RATE
--------------------------------------------------------------------------------------------------------------------
Interest income           $   787,244    7.7   $   731,197  $  696,858  $  613,725  $  586,567  $  562,885     6.9%
Interest expense              411,637    9.5       375,923     360,499     292,735     287,587     306,535     6.1
                          ---------------------------------------------------------------------------------------
Net interest income           375,607    5.7       355,274     336,359     320,990     298,980     256,350     7.9
Less: Provision for
possible loan losses           31,668  131.2        13,695      14,029       9,035      16,441      26,486     3.6
                          ---------------------------------------------------------------------------------------
 Net interest income
 after provision for
 possible loan losses         343,939     .7       341,579     322,330     311,955     282,539     229,864     8.4
                          ---------------------------------------------------------------------------------------
Plus: Noninterest income       95,976  (17.9)      116,845     104,989      84,155      95,713      87,096     2.0
Less: Noninterest
expense                       323,647   10.4       293,235     252,927     245,310     240,318     222,453     7.8
                          ---------------------------------------------------------------------------------------
 Net noninterest expense      227,671   29.1       176,390     147,938     161,155     144,605     135,357    11.0
                          ---------------------------------------------------------------------------------------
Income before income
taxes and extraordinary
item/cumulative effect
of an accounting change       116,268  (29.6)      165,189     174,392     150,800     137,934      94,507     4.2
Income tax expense             63,909   11.2        57,487      62,381      54,203      49,311      32,019    14.8
Extraordinary item                 --    N/M          (686)         --          --          --       1,006     N/M
Cumulative effect of an
accounting change                  --    N/M            --          --          --          --       6,600     N/M
                          ---------------------------------------------------------------------------------------
NET INCOME                $    52,359  (51.1)  $   107,016  $  112,011  $   96,597  $   88,623  $   70,094    (5.7)
                          =======================================================================================
Basic earnings per
share(2)
 Income before
 extraordinary
 item/cumulative effect
 of an accounting change  $      1.04  (51.1)  $      2.13  $     2.28  $     1.99  $     1.88  $     1.45    (6.4)%
 Net income               $      1.04  (50.8)  $      2.12  $     2.28  $     1.99  $     1.88  $     1.62    (8.5)
Diluted earnings per
share(2)
 Income before
 extraordinary
 item/cumulative effect
 of an accounting change  $      1.02  (51.0)  $      2.09  $     2.24  $     1.94  $     1.80  $     1.43    (6.4)
 Net income               $      1.02  (50.7)  $      2.08  $     2.24  $     1.94  $     1.80  $     1.60    (8.6)
Cash dividends per
share(2)                  $      1.11   16.8   $       .95  $      .81  $      .71  $      .62  $      .51    16.8
Weighted average shares
outstanding
 Basic                         50,307    (.5)       50,564      49,109      48,598      47,204      43,173     3.1
 Diluted                       51,148    (.7)       51,504      49,978      49,715      49,214      43,762     3.2
SELECTED FINANCIAL DATA
Year-End Balance:
Loans (including loans
held for sale)             $7,190,577    7.3   $ 6,700,847  $6,418,683  $5,995,964  $5,380,082  $4,576,015     9.5%
Allowance for possible
loan losses                    92,731   29.2        71,767      68,560      65,774      63,415      54,797    11.1
Investment securities       2,940,218    6.8     2,753,938   2,266,895   2,499,380   2,433,963   2,217,845     5.8
Assets                     10,691,439    5.6    10,123,383   9,393,609   9,130,522   8,448,468   7,486,104     7.4
Deposits                    8,364,137    5.1     7,959,298   7,570,201   7,334,240   7,063,481   6,239,654     6.0
Long-term borrowings           15,270  (54.2)       33,329      36,907      94,537     250,402     184,494   (39.2)
Stockholders' equity          813,693    1.3       803,562     725,211     626,591     560,722     475,546    11.3
Stockholders' equity per
share(2)                        16.15     .9         16.01       14.69       12.84       11.89       10.21     9.6
                          ---------------------------------------------------------------------------------------
Average for the Year:
Loans (including loans
held for sale)            $ 6,962,820    5.7   $ 6,586,639  $6,157,655  $5,636,601  $5,136,319  $4,307,117    10.1%
Investment securities       2,905,948   15.1     2,523,757   2,421,379   2,536,133   2,444,255   2,009,672     7.7
Assets                     10,395,615    7.8     9,643,657   9,123,981   8,737,231   8,228,145   7,159,118     7.7
Deposits                    8,122,011    4.4     7,778,257   7,409,409   7,191,053   6,927,867   6,173,058     5.6
Stockholders' equity          839,859    8.3       775,180     674,368     596,365     511,737     431,204    14.3
                          ---------------------------------------------------------------------------------------
Financial Ratios:
Return on average
equity(3)                       16.93%               16.64%      17.21%      16.20%      17.32%      16.26%
Return on average
assets(3)                        1.37                 1.34        1.27        1.11        1.08        0.98
Net interest margin
(tax-equivalent)                 3.85                 3.95        3.95        3.93        3.91        3.91
Average equity to
average assets                   8.08                 8.04        7.39        6.83        6.22        6.02
Dividend payout
ratio(3)(4)                     39.27                37.24       34.28       35.72       33.02       31.41
                          =======================================================================================

(1) All financial data adjusted retroactively for certain acquisitions accounted for using the pooling-of-interests method.
(2) Per share data adjusted retroactively for stock splits and stock dividends.
(3) Ratio is based upon income prior to merger integration and other one-time charges, extraordinary items or cumulative effects of an accounting change.
(4) Ratio is based upon basic earnings per share.
N/M = not meaningful

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is management's analysis of the consolidated financial condition and results of operations of the Corporation, which may not otherwise be apparent from the consolidated financial statements included in this report. Reference should be made to the consolidated financial statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

PERFORMANCE SUMMARY

The following management's discussion and analysis will focus upon "operating earnings" of the Corporation for the past three years. To arrive at operating earnings, reported results for these periods were adjusted by the following:

  . 1997 operating earnings exclude the merger, integration and other one-time charges recorded by the Corporation in conjunction with the merger of FFC of $103.7 million, or $89.8 million after-tax. This pre-tax charge includes a $35.3 million adjustment to securities for other than temporary impairment of value, $16.8 million of conforming provision for loan losses, and $51.6 million of merger, integration and other one-time charges. The $51.6 million of merger, integration and other one-time charges includes $12.6 million for employee and director severance and contract costs, $20.2 million for costs associated with elimination of duplicative facilities, computer systems, software and integration, and $11.2 million for investment banking, legal and accounting fees and $7.7 million for other one-time charges. These charges reduced basic earnings per share by $1.79 and diluted earnings per share by $1.76.

  . 1996 operating earnings exclude a one-time pre-tax charge of $28.8 million associated with the recapitalization of the Savings Association Insurance Fund and a one-time pre-tax charge of $4.2 million relating to a change in accounting for the amortization of goodwill and other intangible assets and an extraordinary after-tax charge of $686,000 resulting from the costs associated with the early redemption of subordinated notes (all recorded at FFC). These charges, $22.7 million after-tax, reduced basic earnings per share by $0.44 and diluted earnings per share by $0.42.

  . 1995 operating earnings exclude a one-time pre-tax charge of $6.5 million relating to acquisition-related expenses incurred relative to the acquisition of FirstRock Bancorp, Inc. by FFC. The $6.5 million of merger, integration and other one-time charges include $3.8 million for employee and director severance and contract costs, $740,000 for costs associated with duplicative facilities, computer systems, software and integration, $1.0 million for investment banking, legal and accounting fees and $870,000 for other charges. These charges, $4.0 million after-tax, reduced basic earnings per share by $0.08 and diluted earnings per share by $0.08.

Performance ratios for these periods are also calculated excluding these items.

The Corporation achieved record operating earnings in 1997. Operating net income grew to $142.2 million, a 9.6% increase over the $129.7 million earned in 1996. This follows an 11.7% increase over operating net income of $116.0 million in 1995.

Basic operating earnings per share increased to $2.83 per share in 1997 compared to $2.56 and $2.36 per share in 1996 and 1995, respectively. The 10.5% increase over 1996 basic operating earnings per share followed an 8.5% increase in 1996 over 1995. On a diluted operating earnings per share basis, the Corporation recorded $2.78 per share in 1997, compared to $2.52 and $2.32 per share in 1996 and 1995, respectively.

The presentation of basic and diluted earnings per share on the consolidated statements of income is in accordance with the Corporation's adoption of Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share." Under the provisions of SFAS No. 128, primary and fully diluted earnings per share reporting were replaced with basic and diluted earnings per share.

The improvement in the Corporation's 1997 operating net income was led by a $20.6 million increase in fully-taxable equivalent ("FTE") net interest income. Growth in earning assets of $762 million more than offset a 10 basis point decline in the net interest margin. FTE interest income increased $56.3 million while interest expense increased $35.7 million.

Provision for loan losses (excluding the merger-related charges) increased to $14.9 million compared to $13.7 million in 1996. The higher provision was in response to higher volumes of loans in 1997. Net charge-offs decreased to $11.4 million in 1997 compared to $14.0 million in 1996 as the Corporation recorded lower levels of commercial and installment loans to individuals charge-offs.

Noninterest income (excluding securities gains and losses) increased to $128.8 million in 1997 over the $127.5 million recorded in 1996. 1996 noninterest income includes a $11.2 million gain on the sale of credit card loans recorded by FFC. The Corporation recorded increases in trust service fees, service charges on deposit accounts, mortgage banking income, loan fees and retail commission income.

Noninterest expense (excluding merger, integration and other one-time charges) increased 4.5%, or $11.8 million to $272.0 million in 1997. Increases in salaries and employee benefits, business development and advertising, data processing, and other expenses were offset by a decrease in FDIC premiums.

Return on average assets increased in 1997 to 1.37% compared to 1.34% in 1996. Return on average equity increased to 16.93% in 1997 compared to 16.64% in 1996. The Corporation's efficiency ratio remained stable, increasing to 53.33% in 1997 compared to 53.31% in 1996.

Cash dividends paid in 1997 increased by 16.8% to $1.11 per share over the $.95 per share paid in 1996. This followed a 17.3% increase in 1996 dividends per share over the $.81 per share paid in 1995.

All per share information has been restated to reflect the 6-for-5 stock split declared January 22, 1997, effected in the form of a 20% stock dividend, paid on March 17, 1997 to shareholders of record March 5, 1997.

BUSINESS COMBINATIONS

On October 29, 1997 the Corporation merged with FFC, parent company of the $6.0 billion FFB. FFB has 128 locations throughout Wisconsin and Illinois. In conjunction with this acquisition, the Corporation issued 27.8 million shares of common stock. This transaction was accounted for as a pooling of interests. All consolidated financial information was restated as if the transaction had been effected as of the beginning of the earliest reporting period. FFC's product mix is primarily retail, with a concentration of real-estate mortgage products (both traditional mortgage products and home equity loans), credit card and student loans funded primarily with retail interest-bearing deposits. Throughout the management's discussion and analysis, the impact of combining FFC's balance sheet with the more traditional commercial banking balance sheet of the Corporation is presented and discussed.

On February 21, 1997, the Corporation completed its merger with Centra Financial, Inc., whose principal subsidiary is the $76 million asset Central Bank of West Allis. The number of shares issued totaled 414,365. The transaction was accounted for as a pooling of interests. However, the transaction was not material to prior years' reported operating results and, accordingly, previously reported results were not restated. The bank was subsequently renamed Associated Bank West Allis.

In April 1996, the Corporation completed the acquisition of Greater Columbia Bancshares, Inc., parent company of the $211 million asset The First National Bank of Portage. This acquisition was accounted for using the pooling-of-interests method. All consolidated financial information was restated as if the transaction had been effected as of the beginning of the earliest reporting period. The bank was subsequently renamed Associated Bank Portage, National Association.

The Corporation also completed two other acquisitions in 1996 that were accounted for using the pooling-of-interests method. However, neither transaction was material to prior years' reported operating results and, accordingly, previously reported prior years' results were not restated. In March 1996, the Corporation completed the acquisition of SBL Capital Bancshares, Inc., parent company of the $68 million asset The

State Bank of Lodi. In July 1996, the Corporation completed the acquisition of the $139 million asset F&M Bankshares of Reedsburg, Inc., parent company of Farmers & Merchants Bank. The banks were renamed Associated Bank Lodi and Associated Bank Reedsburg, respectively.

In August 1995, the Corporation acquired GN Bancorp, Inc., parent company of the $130 million asset Gladstone-Norwood Trust & Savings Bank in northwest Chicago in a stock for stock merger transaction. The GN Bancorp acquisition was accounted for as a pooling of interests. All consolidated financial information was restated as if the transaction had been effected as of the beginning of the earliest reporting period. The bank was subsequently renamed Associated Bank Gladstone-Norwood. Additionally on July 31, 1996, the Corporation completed the cash acquisition of Mid-America National Bancorp Inc., parent company of the $39 million Mid-America National Bank of Chicago. Mid-America National Bank was subsequently merged into Associated Bank Chicago. This transaction was accounted for as a purchase, and accordingly, the consolidated financial statements include the results of operations since the date of acquisition.

In July 1995, the Corporation completed the cash acquisition of Great Northern Mortgage Company, subsequently renamed Associated Great Northern Mortgage Company, a privately owned mortgage company in suburban Chicago. The mortgage company acquisition provided approximately $535 million in mortgage servicing as well as expanding the Corporation's mortgage loan capabilities in Chicago and northeast Illinois. The acquisition was accounted for as a purchase, and accordingly, the consolidated financial statements include the results of operations since the date of acquisition.

In February 1995, FFC acquired FirstRock Bancorp, Inc. ("FirstRock") of Rockford, Illinois in a stock-for-stock merger. Upon closing, FirstRock's subsidiary, First Federal Savings Bank, FSB was merged into FFB with First Federal's six offices operating as branch banking offices of FFB. FirstRock was merged into FFC. The transaction was accounted for using the pooling-of-interests method. All consolidated financial information was restated as if the transaction had been effected as of the beginning of the earliest reporting period.

PENDING COMBINATION

On February 17, 1998 the Corporation announced the signing of a definitive agreement to acquire Citizens Bankshares, Inc. ("Citizens"), parent company of the $164 million Citizens Bank, N.A., with four banking locations in Northeast Wisconsin. The stock-for-stock merger transaction is contingent upon approval of regulatory authorities and the shareholders of Citizens. The transaction, expected to be completed in the second quarter of 1998, will be accounted for using the pooling-of-interests method. However, the transaction is not expected to be material to prior years' reported operating results and, accordingly, previously reported results will not be restated.

NET INTEREST INCOME

Net interest income continues to be the largest component of the Corporation's operating income (net interest income plus noninterest income), accounting for 74.1% of 1997 total operating income, compared to 75.3% and 76.2% in 1996 and 1995, respectively. Net interest income represents the difference between interest earned on loans, securities and other earning assets, and the interest expense associated with the deposits and borrowings that fund them. Interest rate fluctuations together with changes in volume and types of earning assets and interest-bearing liabilities combine to affect total net interest income. The remainder of this analysis discusses net interest income on an FTE basis in order to provide comparability among the types of interest earned.

FTE net interest income reached $381.3 million in 1997, an increase of 5.7% over the 1996 level of $360.6 million. This increase follows a $19.9 million, or 5.8% increase in 1996 over the $340.8 million recorded in 1995. The net interest margin, or FTE net interest income as a percent of total average earning assets, decreased to 3.85% in 1997, down from 3.95% in 1996 and 1995. Strong growth in earning assets more than offset the 10 basis point decline in the net interest margin, creating the increase in net interest income in 1997. The $19.9 million increase in 1996 over 1995 was a result of earning assets increasing by $505 million while the net interest margin remained stable.

TABLE 2: AVERAGE BALANCES AND INTEREST RATES (INCOME AND RATES ON A TAX-EQUIVALENT BASIS)

                                                       YEARS ENDED DECEMBER 31,
                         ------------------------------------------------------------------------------------
                                     1997                         1996                         1995
                         ------------------------------------------------------------------------------------
                           AVERAGE             AVERAGE  AVERAGE             AVERAGE  AVERAGE             AVERAGE
                           BALANCE    INTEREST  RATE    BALANCE    INTEREST  RATE    BALANCE    INTEREST  RATE
                         ------------------------------------------------------------------------------------
                                                            (IN THOUSANDS)
ASSETS
Earning assets:
Loans, net of unearned
income(1)(2)(3)           $6,962,820  $592,984  8.52%  $6,586,639  $564,576  8.57%  $6,157,655  $535,168  8.69%
Investment securities:
 Taxable                   2,725,566   184,231  6.76    2,345,489   156,967  6.69    2,272,696   151,983  6.69
 Tax exempt(1)               180,382    13,925  7.72      178,268    13,322  7.47      148,683    11,114  7.47
Interest-bearing
deposits in other
financial institutions        14,428       779  5.40        5,188       437  8.42       11,413       596  5.22
Federal funds sold and
securities purchased
under agreements to
resell                        16,237       999  6.15       21,750     1,267  5.83       41,660     2,426  5.82
                         ------------------------------------------------------------------------------------
Total earning assets     $ 9,899,433  $792,918  8.01%  $9,137,334  $736,569  8.06%  $8,632,107  $701,287  8.12%
                         ------------------------------------------------------------------------------------
Allowance for possible
loan losses                  (73,748)                     (72,168)                     (68,180)
Cash and due from banks      229,994                      246,509                      235,445
Other assets                 339,936                      331,982                      324,609
                         ------------------------------------------------------------------------------------
Total Assets             $10,395,615                   $9,643,657                   $9,123,981
                         ====================================================================================
LIABILITIES AND
STOCKHOLDERS' EQUITY
Interest-bearing
liabilities:
 Savings deposits        $ 1,073,244  $ 24,396  2.27%  $1,121,531  $ 27,501  2.45%  $1,146,282  $ 30,723  2.68%
 NOW deposits                712,458    11,905  1.67      673,106    11,397  1.69      603,734    10,405  1.72
 Money market deposits       902,186    34,054  3.77      799,795    28,229  3.53      697,128    24,624  3.53
 Time deposits             4,692,333   267,088  5.69    4,486,355   253,788  5.66    4,296,466   237,331  5.52
Federal funds purchased
and securities sold
under agreements to
repurchase                   538,097    29,046  5.40      444,676    22,976  5.17      521,164    29,215  5.61
Other short-term
borrowings                   749,803    43,463  5.80      484,266    29,208  6.03      370,331    25,890  6.99
Long-term borrowings          26,929     1,685  6.26       44,799     2,824  6.30       32,445     2,311  7.12
                         ------------------------------------------------------------------------------------
Total interest-bearing
liabilities              $ 8,695,050  $411,637  4.73%  $8,054,528  $375,923  4.67%  $7,667,550  $360,499  4.70%
                         ------------------------------------------------------------------------------------
Demand deposits              741,790                      697,470                      665,799
Accrued expenses and
other liabilities            118,916                      116,479                      116,264
Stockholder's equity         839,859                      775,180                      674,368
                         ------------------------------------------------------------------------------------
Total liabilities and
stockholder's equity     $10,395,615                   $9,643,657                   $9,123,981
                         ====================================================================================
Net interest income and
rate spread(1)                        $381,281  3.28%              $360,646  3.39%              $340,788  3.42%
                         ====================================================================================
Net yield on earning
assets(1)                                       3.85%                        3.95%                        3.95%
                         ====================================================================================

(1) The yield on tax exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.
(2) Nonaccrual loans have been included in the average balances.
(3) Interest income includes net loan fees.

Total average loans outstanding grew from $6.6 billion to $7.0 billion in 1997, an increase of 5.7%. This followed the 7.0% growth from 1995 to 1996. Investment securities increased to $2.9 billion in 1997, up from $2.5 billion in 1996 and $2.4 billion in 1995. The composition of the Corporation's earning assets has changed significantly in 1997 in conjunction with the merger with FFC. A larger portion of earning assets is now comprised of taxable investment securities. The yield on taxable investment securities in 1997 was 176 basis points lower than the yield on loans. Historically, the Corporation had approximately 21.3% of its earning assets in investment securities compared to 29.4% in 1997. The Corporation's funding mix was also significantly impacted by the merger with FFC. In prior years, the Corporation depended heavily upon net free funds (difference between earning assets and interest-bearing liabilities) as a funding source. Historically, the Corporation has funded approximately 18% of its earning asset base with interest free net free funds. FFC relied heavily upon certificates of deposit and wholesale funds to fund its earning asset base. In 1997, 12.2% of the Corporation's earning asset base was funded by interest free net free funds. The combination of a higher mix of lower yielding investment securities and lower levels of interest free net free funds has caused the Corporation's net interest margin, as reported historically, to decline by approximately 58 basis points.

In 1997 the Corporation's net interest margin decreased to 3.85%, compared to 3.95% in 1996 and 1995. The interest rate spread, or difference between the yield on earning assets and the rate on interest-bearing liabilities, decreased 11 basis points in 1997. The yield on earning assets decreased by 5 basis points while the rate on interest-bearing liabilities increased by 6 basis points. The contribution from net free funds increased by 1 basis point. Combined, these factors decreased the net interest margin by 10 basis points in 1997.

TABLE 3: RATE/VOLUME ANALYSIS(1)

                           1997 COMPARED TO 1996         1996 COMPARED TO 1995
                         INCREASE (DECREASE) DUE TO    INCREASE (DECREASE) DUE TO
                         ----------------------------------------------------------
                          VOLUME     RATE      NET      VOLUME     RATE      NET
                         ----------------------------------------------------------
                                            (IN THOUSANDS)
Interest income:
Loans, net of unearned
income(2)                $ 32,058  $ (3,650) $ 28,408  $ 36,855  $ (7,447) $ 29,408
Investment securities:
 Taxable                   25,676     1,588    27,264     4,871       113     4,984
 Tax-exempt(2)                159       444       603     2,211        (3)    2,208
Interest-bearing
deposits in other
financial institutions        547      (205)      342      (419)      260      (159)
Federal funds sold and
securities purchased
under agreements to
resell                       (337)       69      (268)   (1,159)      --     (1,159)
                                      ----------------------------------------------
Total earning assets(2)  $ 58,103  $ (1,754) $ 56,349  $ 42,359  $ (7,077) $ 35,282
                                      ----------------------------------------------
Interest expense:
 Savings deposits        $ (1,152) $ (1,953) $ (3,105) $   (652) $ (2,570) $ (3,222)
 NOW deposits                 659      (151)      508     1,178      (186)      992
 Money market deposits      3,777     2,048     5,825     3,623       (18)    3,605
Time deposits              11,754     1,546    13,300     8,361     8,096    16,457
Federal funds purchased
and securities sold
under agreements to
repurchase                  5,005     1,065     6,070    (4,069)   (2,170)   (6,239)
Other short-term
borrowings                 15,433    (1,178)   14,255     7,210    (3,892)    3,318
Long-term borrowings       (1,118)      (21)   (1,139)      802      (289)      513
                                      ----------------------------------------------
Total interest-bearing
liabilities              $ 34,358  $  1,356  $ 35,714  $ 16,453  $ (1,029) $ 15,424
                                      ----------------------------------------------
Net interest income(2)   $ 23,745  $ (3,110) $ 20,635  $ 25,906  $ (6,048) $ 19,858
                                      ----------------------------------------------

(1) The change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.
(2) The yield on tax-exempt loans and securities is computed on an FTE basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.

The Corporation's reported increase in FTE net interest income in 1997 was primarily driven by larger volumes of earning assets. Net of related funding costs, this growth increased FTE net interest income by $23.7 million. This increase was tempered by a negative impact from interest rates. FTE interest income from earning assets declined $1.8 million due to the change in rates while interest expense increased $1.3 million due to the change in rates combining to decrease net interest income by $3.1 million. This negative impact from change in interest rates combined with the growth in the balance sheet caused FTE net interest income to increase by $20.6 million in 1997.

The FTE net interest income reported in 1996 increased by $19.9 million over 1995. This increase was also primarily driven by larger volumes of earning assets. Higher volumes of earning assets, net of related funding costs increased FTE net interest income by $25.9 million. This increase was offset by a negative impact from the change in interest rates of $6.0 million.

The Corporation's total cost of funds increased by 6 basis points in 1997, after decreasing by 3 basis points in 1996. This increase was attributable to a higher dependence upon wholesale funding in 1997. Retail interest-bearing deposits as a percent of total interest-bearing liabilities decreased to 84.9% in 1997 from 87.9% in 1996 and 1995. The rate on total retail interest-bearing deposits increased to 4.57% in 1997, up from 4.53% in 1996 and 4.49% in 1995. The cost of total wholesale funds decreased slightly in 1997 to 5.64%, down from 5.65% in 1996 and 6.21% in 1995. As funding shifted to a higher reliance on wholesale funding in 1997, costing 107 basis points more, the Corporation's total cost of funding increased by 6 basis points.

TABLE 4: INTEREST RATE SPREAD AND INTEREST MARGIN (ON A TAX-EQUIVALENT BASIS)

                               1997 AVERAGE             1996 AVERAGE             1995 AVERAGE
                         --------------------------------------------------------------------------
                                     % OF                     % OF                     % OF
                                    EARNING                  EARNING                  EARNING
                          BALANCE   ASSETS  RATE   BALANCE   ASSETS  RATE   BALANCE   ASSETS  RATE
                         --------------------------------------------------------------------------
                                                       (IN THOUSANDS)
Earning assets           $9,899,433 100.0%  8.01% $9,137,334 100.0%  8.06% $8,632,107 100.0%  8.12%
                         --------------------------------------------------------------------------
Financed by:
 Interest-bearing funds  $8,695,050  87.8%  4.73% $8,054,528  88.1%  4.67% $7,667,550  88.8%  4.70%
 Noninterest-bearing
 funds                    1,204,383  12.2%         1,082,806  11.9%           964,557  11.2%
                         --------------------------------------------------------------------------
Total funds sources      $9,899,433 100.0%  4.16% $9,137,334 100.0%  4.12% $8,632,107 100.0%  4.17%
                         --------------------------------------------------------------------------
                         --------------------------------------------------------------------------
Interest rate spread                        3.28%                    3.39%                    3.42%
Contribution from net
free funds                                   .57%                     .56%                     .53%
Net interest margin                         3.85%                    3.95%                    3.95%
                         --------------------------------------------------------------------------
                         --------------------------------------------------------------------------
Average prime rate*                         8.44%                    8.27%                    8.83%
Average fed funds rate*                     5.46%                    5.30%                    5.84%
Average spread                              298BP                    297BP                    299BP
                         --------------------------------------------------------------------------
                         --------------------------------------------------------------------------

*Source: Federal Reserve Statistics

The Corporation continued to experience a narrowing of loan spreads in 1997. The yield on total loans decreased by 5 basis points, after decreasing 12 basis points in 1996. Total loans represent 70.3% of total earning assets in 1997, down from 72.1% in 1996 and 71.3% in 1995. A change in the total yield on the loan portfolio will have the largest impact on total net interest income. A benchmark measurement of loan capacity is the loan to deposits (including demand) ratio. This ratio increased to 85.7% in 1997, up from 84.7% in 1996 and 83.1% in 1995. This indicates the capacity of the Corporation to accelerate loan growth and replace lower yielding investments as they mature without placing undue pressure upon retail deposit generation. The growth of net free funds (the difference between earning assets and interest-bearing liabilities, or the amount of funding that does not have a specific interest cost associated with them), and the subsequent contribution from these funds, increased in 1997. Net free funds balances grew at a rate of 11.2%, faster than the 8.3% growth of earning assets. The higher percentage of funding provided by net free funds coupled with the higher value placed on them (cost of total interest-bearing liabilities) helped offset the decline in the interest rate spread.

TABLE 5: SELECTED AVERAGE BALANCES

                                        % OF TOTAL            % OF TOTAL % OF $
                               1997       ASSETS      1996      ASSETS   CHANGE
                            --------------------------------------------------
                                              (IN THOUSANDS)
ASSETS
Loans, net of unearned
income                      $ 6,962,820    67.0%   $6,586,639    68.3%     5.7%
Investment securities
 Taxable                      2,725,566    26.2     2,345,489    24.3     16.2
 Tax-exempt                     180,382     1.7       178,268     1.8      1.2
Interest-bearing deposits
in other financial
institutions                     14,428     0.1         5,188     0.1    178.1
Federal funds sold and
securities purchased under
agreements to resell             16,237     0.2        21,750     0.2    (25.3)
                            --------------------------------------------------
Total earning assets          9,899,433    95.2     9,137,334    94.7      8.3
Other assets                    496,181     4.8       506,323     5.3     (2.0)
                            --------------------------------------------------
Total assets                $10,395,615   100.0%   $9,643,657   100.0%     7.8%
                            --------------------------------------------------
                            --------------------------------------------------
LIABILITIES &
STOCKHOLDERS' EQUITY
Interest-bearing deposits   $ 7,380,221    71.0%   $7,080,787    73.4%     4.2%
Short-term borrowings         1,287,900    12.4       928,942     9.6     38.6
Long-term borrowings             26,929     0.2        44,799     0.5    (39.9)
                            --------------------------------------------------
Total interest-bearing
liabilities                   8,695,050    83.6     8,054,528    83.5      8.0
Demand deposits                 741,790     7.1       697,470     7.2      6.4
Accrued expenses and other
liabilities                     118,916     1.2       116,479     1.2      2.1
Stockholders' equity            839,859     8.1       775,180     8.1      8.3
                            --------------------------------------------------
Total liabilities and
stockholders' equity        $10,395,615   100.0%   $9,643,657   100.0%     7.8%
                            ==================================================

As the largest component of operating income, improvements in the growth of net interest income are important to the Corporation's earnings performance. Growth in the Corporation's net interest income during the past three years has been a result of the growth in the level of earning asset volumes. The merger with FFC with its higher reliance on the growth of investment securities, primarily mortgage-related, has increased the importance of managing net interest income. The Corporation uses certain modeling and analysis techniques to manage net interest income and the related interest rate risk position (See Interest Rate Sensitivity and Market Risk). The Corporation seeks to meet the needs of its customers, yet provide for stability in net interest income in the event of significant interest rate changes.

PROVISION FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses in 1997 was $14.9 million, excluding the $16.8 million additional provision to conform FFC with the policies, practices and procedures of the Corporation, compared to $13.7 million in 1996 and $14.0 million in 1995. The increase in provision reflects the loan growth recorded in 1997. Including the additional provision, the ratio of allowance for possible loan losses to total loans increased to 1.31%, up from 1.08% at December 31, 1996 and 1.12% at December 31, 1995. (See Allowance for Possible Loan Losses for additional discussion.)

NONINTEREST INCOME

Total operating noninterest income, excluding gains or losses from security transactions, increased $1.2 million or 1.0% compared to an increase of $24.0 million, or 23.2% in 1996 over 1995. Excluding an $11.2 million gain on sale of credit cards recorded in 1996 by FFC, the increase in operating noninterest income in 1997 would have been $12.4 million, or 10.7% compared to an increase of $12.8 million, or 12.4% in 1996 over 1995. The addition of FFC has broadened the Corporation's recurring sources of noninterest income beyond its traditional trust service fees and service fees on deposit accounts. Mortgage servicing revenue, fees on loans (primarily credit card fees) and retail commission income now represent significant sources of revenue. Historically, as the Corporation had continued to develop additional sources of noninterest income, trust service fees and service charges on deposits had represented a slowly declining portion of total noninterest income. As historically reported, these two components had represented 64.4% of total noninterest income in 1994 and 58.9% in 1996. With the addition of FFC, this percentage has now dropped to 44.0%, with mortgage banking income, loan fees and retail commission income now representing 44.7% in 1997.

Trust service fees increased to $28.8 million in 1997, up from $25.2 million in 1996 and $22.2 million in 1995. This represents increases of 14.2% and 13.2% in 1997 and 1996, respectively. These large increases represent the continued improvement in trust business volume and growth in assets under management. Trust assets under management totaled $4.0 billion at December 31, 1997 compared with $3.5 billion at December 31, 1996.

Income from mortgage banking activity increased 7.7% in 1997, or $1.8 million. This followed an increase of $5.8 million, or 32.2% in 1996. Mortgage banking income is comprised mainly of fees related to servicing mortgage loans, residential loan origination fees, underwriting fees, escrow waiver fees and the gain or loss on sale of mortgage loans to the secondary market. Servicing revenues increased by $384,000 in 1997 over 1996 to $13.7 million from $13.4 million. The increase in servicing revenue reflects the Corporation's larger servicing portfolio, as serviced 1- to 4-family residential loans increased to $5.0 billion at the end of 1997 compared to $4.8 billion and $4.4 billion at the end of 1996 and 1995, respectively. Net gains on sales of mortgage loans accounted for the majority of the remaining increase in 1997.

Loan fees increased $1.9 million, or 13.1% in 1997 after increasing $1.5 million, or 11.4% in 1996. Loan fees include late charges and service charges on real estate loans held in the Corporation's portfolio, credit card, consumer late charges, home equity line service charges, and late charges and commitment fees on commercial loans. The largest component of this category is credit card fees, accounting for $10.3 million of the total fees in 1997. Credit card fees increased $1.6 million in 1997 compared to 1996.

Retail commission income increased $2.7 million, or 21.1% when compared to the full year of 1996. Retail commission income includes commissions from insurance product sales, equity brokerage product sales and the sale of annuities.

TABLE 6: NONINTEREST INCOME

                                                                  % CHANGE
                                                                 FROM PRIOR
                                     YEARS ENDED DECEMBER 31,       YEAR
                                    -----------------------------------------
                                      1997      1996      1995   1997   1996
                                    --------  --------  -------- -----  -----
                                          (IN THOUSANDS)
Trust service fees                  $ 28,764  $ 25,185  $ 22,243  14.2   13.2
Service charges on deposit
accounts                              27,909    26,004    23,861   7.3    9.0
Mortgage banking income               25,709    23,873    18,052   7.7   32.2
Loan fees                             16,407    14,505    13,023  13.1   11.4
Retail commission income              15,446    12,757    10,760  21.1   18.6
Asset sale gains, net                    852    12,520       428   N/M    N/M
Other                                 13,665    12,679    15,110   7.8  (16.1)
                                    -----------------------------------------
Total, excluding securities gains    128,752   127,523   103,477   1.0   23.2
Investment securities gains
(losses), net (operating)              2,514   (10,678)    1,512   N/M    N/M
Merger, integration and other one-
time charges                         (35,290)       --        --   N/M    N/M
                                    -----------------------------------------
 Total noninterest income           $ 95,976  $116,845  $104,989 (17.9)  11.3
                                    =========================================

N/M -- not meaningful

Net asset sale gains represent the net gain or loss on the sale of assets such as fixed assets, other real estate owned, leased equipment, real estate held for investment, and loans not held for sale (credit card or student loans). Net asset sale gains decreased by $11.7 million in 1997, compared to 1996. The majority of this decrease is attributable to a gain on sale of credit card loans of $11.2 million recognized by FFC in 1996.

Other miscellaneous income, from a variety of sources, increased $986,000, or 7.8% in 1997. This increase is primarily attributable to higher levels of Electronic Funds Transfer (EFT) fees. Net EFT fees increased by $967,000 in 1997.

Investment securities gains of $2.5 million represent an increase of $13.2 million over 1996. This increase is primarily attributable to a $13.1 million loss recognized by FFC on the sale of mortgage-related securities in 1996.

The merger, integration and other one-time charges consist of writedowns taken to record other than temporary impairment of value of securities. Concurrent with the consummation of the merger with FFC, the Corporation transferred all nonagency mortgage-related securities and an agency security, with a combined amortized cost of $251.9 million from securities held to maturity to securities available for sale. These mortgage-related securities were transferred to maintain the existing interest rate risk position and credit risk policy of the Corporation.

Concurrent with the transfer, the Corporation recorded a $32.5 million pre-tax charge to earnings relative to one agency security with an amortized cost of $130.6 million. Management recorded this other than temporary impairment of value in the fourth quarter of 1997. This security is highly complex, comprised of multiple cash flows predominated by an inverse floater tied to libor, for which stress tests indicate that the cash flows are volatile in higher interest rate environments. The estimated fair value of this security at the time of the other than temporary impairment charge was based on quoted prices of instruments with similar characteristics and cash flow valuation techniques.

Additionally, the Corporation recorded a $2.8 million pre-tax charge, on other nonagency mortgage-related securities that were transferred to available for sale, with an amortized cost of $18.9 million to reflect an other than temporary impairment of value in the fourth quarter of 1997. These securities were subsequently sold with no additional loss in January 1998.

NONINTEREST EXPENSE

Total operating noninterest expense, excluding merger, integration and other one-time charges, increased $11.8 million, or 4.5% in 1997. This follows a $13.8 million, or 5.6% increase in 1996 over 1995. All categories, with the exception of FDIC insurance premiums, recorded increases in 1997.

Salaries and employee benefits increased $7.5 million or 5.9% compared to 1996. This followed a $10.3 million, or 8.9% increase in 1996 compared to 1995. This category continues to be the largest component of noninterest expense, representing 49.1% of operating expenses in 1997 and 48.5% and 47.0% in 1996 and 1995, respectively. The increase in 1997 was comprised of higher salary expenses of $6.2 million and higher fringe benefit costs of $1.3 million. The increase in salary expense reflects base merit pay increases and new positions added. The fringe benefit increase is attributable to FICA taxes, 401k and profit sharing expenses. These fringe benefit increases were a result of higher levels of base compensation and changes made to benefit plans. Full-time equivalent (FTE) employees at December 31, 1997 totaled 3,679 compared to 3,666 at December 31, 1996. As the Corporation continues to expand to take advantage of business opportunities and the related revenues, management will continue to review its significant investment in salaries and employee benefit expenses.

TABLE 7: NONINTEREST EXPENSE

                                                                   % CHANGE
                                                                  FROM PRIOR
                                        YEARS ENDED DECEMBER 31,     YEAR
                                       ---------------------------------------
                                         1997     1996     1995   1997   1996
                                       -------- -------- -------- -----  -----
                                             (IN THOUSANDS)
Salaries and employee benefits         $133,656 $126,154 $115,837   5.9    8.9
Net occupancy expense                    20,297   19,563   19,159   3.8    2.1
Data processing expense                  16,900   15,905   15,068   6.3    5.6
Business development and advertising     15,936   14,754   11,120   8.0   32.7
Equipment rentals, depreciation, and
maintenance                              12,600   12,033   11,433   4.7    5.2
Stationery and supplies                   5,532    5,030    5,325  10.0   (5.5)
FDIC expense                              3,284    9,675   13,799 (66.1) (29.9)
Other                                    63,820   57,116   54,728  11.7    4.4
                                       ---------------------------------------
Total noninterest expense (operating)   272,025  260,230  246,469   4.5    5.6
Merger, integration and other one-
time charges                             51,622   33,005    6,458   N/M    N/M
                                       ---------------------------------------
 Total noninterest expense             $323,647 $293,235 $252,927  10.4   15.9
                                       =======================================

N/M--not meaningful

Net occupancy, data processing, and equipment rentals, depreciation and maintenance reflect the continued investment in the systems and operations center. Increased depreciation, maintenance and utilities directly reflect the investment made in the systems and operations center in 1996. Higher data processing fees are due to the processing volumes in excess of the base contract with the third party processor.

Business development and advertising includes all business development related costs, which include public relations, travel, meals, club and association dues, and auto costs, and all advertising and marketing costs, including market research, direct mail, television, radio, newsprint and all other promotions increased $1.2 million, or 8.0% in 1997. This followed a $3.6 million, or 32.7%, increase in 1996 over 1995.

FDIC expense represents the regular premiums paid to the FDIC. FFC historically has paid a higher percentage for insurance premiums. FFC's FDIC assessment was decreased to 6.4 cents per $100 of assessable deposits from the rate of 23 cents per $100 which was in effect prior to September 30, 1996. The Corporation's banking affiliates that existed prior to the FFC acquisition had their premiums virtually eliminated in 1996, with the assessment rate lowered to 1.2 cents per $100 of assessable deposits for 1997. Total FDIC premiums paid decreased to $3.3 million in 1997, down from $9.7 million and $13.8 million in 1996 and 1995, respectively. The one-time charge related to the recapitalization of the SAIF, paid by FFC in 1996, is not included in this category. This charge of $28.8 million on a pre-tax basis is included in the merger, integration and other one-time charges category.

Other noninterest expense increased by $6.7 million, or 11.7%, in 1997 compared to 1996. This increase is attributable to higher levels of mortgage servicing rights amortization, increased consulting costs, higher communication and courier costs. This increase follows a $2.4 million, or 4.4%, increase in 1996 over 1995.

Merger, integration and other one-time charges include the following amounts for each applicable year:

  . 1997 charges include $51.6 million of pre-tax charges related to the merger with FFC. These charges include $12.6 million for employee and director severance and contract costs, $20.2 million for costs associated with elimination of duplicative facilities, computer systems, software and integration, $11.2 million for investment banking, legal and accounting fees and $7.7 million for other one-time charges.

  . 1996 charges include a one-time charge of $28.8 million associated with the recapitalization of the SAIF and a one-time charge of $4.2 million relating to a change in accounting for the amortization of goodwill and other intangible assets recorded at FFC.

  . 1995 charges include a one-time charge of $6.5 million relating to acquisition-related expenses incurred relative to the acquisition of FirstRock Bancorp, Inc. by FFC. These charges include $3.8 million for employee and director severance and contract costs, $740,000 for costs associated with duplicative facilities, computer systems, software and integration, $1.0 million for investment banking, legal and accounting fees and $870,000 for other charges.

INCOME TAXES

Income tax expense, excluding the applicable income tax effect on merger, integration and other one-time charges, increased to $77.8 million in 1997 compared to $68.5 million and $64.9 million in 1996 and 1995, respectively. The Corporation's effective tax rate (operating income tax expense divided by operating income before taxes) was 35.4%, 34.6% and 35.9% in 1997, 1996 and 1995, respectively.

BALANCE SHEET ANALYSIS

LOANS

Total loans, including loans held for sale, increased by $489 million, or 7.3% to $7.2 billion at the end of 1997. This follows a $282 million, or 4.4% increase in 1996 compared to 1995. In 1997 increases were experienced in commercial, financial and agricultural, real estate-construction and real estate-mortgage loans, each up $146 million, $101 million and $260 million, respectively. Included in the increase in real estate-mortgage loans is an increase of $72 million in mortgage loans held for sale.

TABLE 8: LOAN COMPOSITION

                                                         AS OF DECEMBER 31,
                        ------------------------------------------------------------------------------------
                              1997             1996             1995             1994             1993
                        ---------------- ---------------- ---------------- ---------------- ----------------
                                   % OF             % OF             % OF             % OF             % OF
                          AMOUNT   TOTAL   AMOUNT   TOTAL   AMOUNT   TOTAL   AMOUNT   TOTAL   AMOUNT   TOTAL
                        ---------- ----- ---------- ----- ---------- ----- ---------- ----- ---------- -----
                                                                  (IN THOUSANDS)
Commercial, financial,
and agricultural        $  986,839   14% $  841,145   13% $  801,004   13% $  710,285   12% $  758,925   14%
Real estate--
construction               335,978    5     235,478    3     217,223    3     199,376    3     168,232    3
Real estate--mortgage    5,060,264   70   4,799,900   72   4,569,362   71   4,278,825   71   3,719,199   69
Installment loans to
individuals                793,424   11     813,875   12     821,351   13     801,302   14     728,582   14
Lease financing             14,072   --      10,449   --       9,743   --       6,176   --       5,144   --
                    --------------------------------------------------------------------------------------------
Total loans (including
loans held for sale)    $7,190,577  100% $6,700,847  100% $6,418,683  100% $5,995,964  100% $5,380,082  100%
                    --------------------------------------------------------------------------------------------
                    --------------------------------------------------------------------------------------------

The acquisition of FFC had a major impact on the loan composition of the Corporation. As previously reported prior to the 1997 pooling restatements, at December 31, 1996 the Corporation's loan composition consisted of 57% real estate-mortgage, 26% commercial, financial and agricultural, 9% installment loans to individuals, 7% real estate-construction, and 1% leasing. At December 31, 1997 this mix has changed to 70% real estate-mortgage, 14% commercial, financial and agricultural, 11% installment loans to individuals and 5% real estate-construction. The mix of loans at December 31, 1997 reflects FFC's mix of loans, primarily real estate-mortgage and installment loans to individuals, as the merger brought together FFC's consumer banking franchise with the Corporation's existing business banking and asset management expertise.

Real estate-mortgage loans totaled $5.1 billion at the end of 1997 and $4.8 billion at the end of 1996. Loans in this classification in 1997 include $3.8 billion of loans secured by 1- to 4-family residential properties. Residential real estate loans consist of conventional home mortgages, home equity lines, and second mortgages. Loans of this type are primarily made to borrowers in Wisconsin and Illinois. Residential real estate loans generally limit the maximum loan to 75%-80% of collateral value. Also included in the real estate-mortgage classification are loans secured by nonfarm, nonresidential real estate properties. Loans in this group totaled $966 million at December 31, 1997.

Real estate loans secured by nonresidential real estate involve borrower characteristics similar to those discussed for commercial loans and real estate-construction projects. Loans of this type are mainly for business and industrial properties, multi-family properties, community purpose properties and similar properties. Loans are primarily made to borrowers in Wisconsin and Illinois. Credit risk is managed in a similar manner to commercial loans and real estate construction by employing sound underwriting guidelines, lending to borrowers in known markets and businesses, and formally reviewing the borrower's financial soundness and relationship on an ongoing basis.

Commercial, financial, and agricultural loans totaled $1.0 billion at the end of 1997, comprising 14% of total loans outstanding, up from 13% at the end of 1996. The commercial, financial and agricultural loan classification primarily consists of commercial loans to middle market companies and small businesses. Loans of this type are in a broad range of industries. Borrowers are primarily concentrated in Wisconsin and Illinois.

The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower's operations. Within commercial, financial and agricultural classification at December 31, 1997, loans to finance agricultural production total $35.4 million or 0.5% of total loans.

An active credit risk management process is used for commercial loans to ensure that sound and consistent credit decisions are made. Credit risk is controlled by detailed underwriting procedures, comprehensive loan administration, and periodic review of borrower's outstanding loans and commitments. Borrower relationships are formally reviewed on an ongoing basis. Further analyses by customer, industry and geographic location are performed to monitor trends, financial performance and concentrations.

The loan portfolio is widely diversified by types of borrowers, industry groups and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 1997, no concentrations existed in the Corporation's portfolio in excess of 10% of total loans, or $708 million.

Real estate construction loans totaled $336 million, or 5% of the total loan portfolio at the end of 1997 compared to $235 million, or 3% at the end of 1996. Loans in this classification are primarily short-term interim loans that provide financing for the acquisition or development of commercial real estate, such as multi-family or other commercial development projects. These interim loans are generally made with the intent that the borrower will refinance the loan with an outside third party or sell the project upon completion.

Real estate construction loans are made to developers and project managers who are well known to the Corporation, have prior successful project experience and are well capitalized. Projects undertaken by these developers are carefully reviewed by the Corporation to ensure that they are economically viable. Loans of this type are primarily made in markets in Wisconsin and Illinois in which the Corporation has a thorough knowledge of the local market economy.

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

TABLE 9: LOAN MATURITY DISTRIBUTION AND INTEREST RATE SENSITIVITY(1)

DECEMBER 31, 1997                        MATURITY(2)
-----------------            ---------------------------------------
                              WITHIN     1-5      AFTER
                              1 YEAR    YEARS    5 YEARS    TOTAL
                             --------  --------  -------  ----------
                                        (IN THOUSANDS)
Commercial, financial, and
agricultural                 $670,252  $287,163  $29,424  $  986,839
Real estate-construction      208,415   119,941    7,622     335,978
                                           --------------------------
Total                        $878,667  $407,104  $37,046  $1,322,817
                                           --------------------------
                                           --------------------------
Fixed rate                   $256,654  $359,825  $35,569  $  652,048
Floating or adjustable rate   622,013    47,279    1,477     670,769
                                           --------------------------
Total                        $878,667  $407,104  $37,046  $1,322,817
                                           --------------------------
                                           --------------------------
Percent                            66%       31%       3%        100%

(1) Based upon scheduled principal repayments.
(2) Demand loans, past due loans, and overdrafts are reported in the "Within 1 Year" category.

Installment loans to individuals totaled $793 million, down $20 million, or 2.5% compared to 1996. This followed a $7 million, or 0.9% decrease in 1996 from year-end 1995. 1996 was impacted by a sale of a $47.9 million credit card affinity group portfolio. Installment loans include short-term installment loans, direct and indirect automobile loans, recreational vehicle loans, credit card loans, student loans and other personal loans. Individual borrowers may be required to provide related collateral or a satisfactory endorsement or guaranty from another person, depending on the specific type of loan and the creditworthiness of the borrower. Loans are made to individual borrowers located primarily in Wisconsin and Illinois. Credit risk for these types of loans is generally greatly influenced by general economic conditions, the characteristics of individual borrowers and the nature of the loan collateral. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers as well as taking appropriate collateral and guaranty positions on such loans.

Factors that are critical to managing overall credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, an adequate allowance for possible loan losses, and sound nonaccrual and charge-off policies.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

As of December 31, 1997, the allowance for possible loan losses of $92.7 million represented 1.31% of total loans outstanding, compared to $71.8 million, or 1.08% at December 31, 1996. The majority of this increase is attributable to a one-time charge of $16.8 million related to the acquisition of FFC to conform its allowance for possible loan losses to the policies, practices and procedures of the Corporation.

TABLE 10: LOAN LOSS EXPERIENCE

                                         YEARS ENDED DECEMBER 31,
                          ----------------------------------------------------------
                             1997        1996        1995        1994        1993
                          ----------  ----------  ----------  ----------  ----------
                                              (IN THOUSANDS)
Average loans
outstanding               $6,962,820  $6,586,639  $6,157,655  $5,636,601  $5,136,319
Balance of allowance for
possible loan losses at
beginning of period       $   71,767  $   68,560  $   65,774  $   63,415  $   56,011
                          ==========================================================
Loans charged-off:
 Commercial, financial,
 and agricultural              1,327       2,916       3,356       2,593       4,520
 Real estate--
 construction                    600         193         191          89         131
 Real estate--mortgage         3,222       2,813       3,099       4,224       6,070
 Installment loans to
 individuals                   9,900      11,693       9,221       9,038       7,950
 Lease financing                  --           1           5          18          50
                          ----------------------------------------------------------
 Total loans charged-off      15,049      17,616      15,872      15,962      18,721
Recoveries of loans
previously charged-off:
 Commercial, financial,
 and agricultural                513       1,255       1,856       3,086       2,193
 Real estate--
 construction                     --           3          70          --         173
 Real estate--mortgage         1,312         837         931       1,151         695
 Installment loans to
 individuals                   1,792       1,514       1,764       1,676       1,718
 Lease financing                  --           8           8           7          20
                          ----------------------------------------------------------
 Total recoveries              3,617       3,617       4,629       5,920       4,799
                          ----------------------------------------------------------
Net loans charged-off         11,432      13,999      11,243      10,042      13,922
Balance related to
acquisitions                     728       3,511          --       3,366       4,885
Additions to the
allowance charged to
operating expense             31,668      13,695      14,029       9,035      16,441
                          ----------------------------------------------------------
Balance at end of period  $   92,731  $   71,767  $   68,560  $   65,774  $   63,415
                          ==========================================================
Ratio of net charge-offs
to average loans
outstanding                      .16%        .21%        .18%        .18%        .27%
Ratio of allowance for
possible loan losses to
total loans at end of
period                          1.31%       1.08%       1.12%       1.16%       1.20%
                          ==========================================================

The provision for possible loan losses, excluding the one-time charge of $16.8 million, increased to $14.9 million, up from $13.7 million in 1996 and $14.0 million in 1995. Total net charge-offs in 1997 were $11.4 million, compared to $14.0 million in 1996 and $11.2 million in 1995. Net charge-offs to average loans was .16% in 1997, .21% in 1996 and .18% in 1995. Reflecting the changes in the Corporation's loan portfolio mix, described earlier, the Corporation's updated five-year goals include maintaining net charge-offs to average loans below .30%. Each of the last five years' results have been within this revised future goal.

Loans charged-off are subject to continuous review and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses.

Management regularly reviews the adequacy of the allowance for possible loan losses to ensure that the allowance is sufficient to absorb potential losses arising from the credit granting process. Factors considered include the levels of nonperforming loans, other real estate, past due trends, growth in the loan portfolio, changes in the composition of the loan portfolio, historical net charge-offs, the present and potential financial condition of borrowers, general economic conditions, specific industry conditions and other regulatory or legal issues that could affect the Corporation's loss potential.

The Corporation believes that the allowance for possible loan losses at December 31, 1997, is adequate to absorb potential loan losses as evidenced by its charge-off experience and allowance coverage of nonperforming loans (discussed below). Active asset quality administration ensures appropriate management of credit risk and minimization of loan losses.

TABLE 11: ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                                  AS OF DECEMBER 31,
                                        ---------------------------------------
                                         1997    1996    1995    1994    1993
                                        ------- ------- ------- ------- -------
                                                    (IN THOUSANDS)
Commercial, financial and agricultural  $33,682 $27,943 $22,753 $21,279 $19,194
Real estate--construction                 2,016   1,047     929   1,133   1,440
Real estate--mortgage                    30,360  19,116  22,331  23,254  25,304
Installment loans to individuals         16,870  16,239  14,848  14,896  14,142
Lease financing                             493     530     460     331     136
Unallocated                               9,310   6,892   7,239   4,881   3,199
                                        ---------------------------------------
 Total                                  $92,731 $71,767 $68,560 $65,774 $63,415
                                        =======================================

The allocation of the Corporation's allowance for possible loan losses for the last five years is shown in Table 11. Management has developed methodologies designed to assess the adequacy of the allowance for possible loan losses. The allocation methodology applied by the Corporation focuses on changes in the size and character of the loan portfolio, changes in levels of impaired and other nonperforming and past due loans, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing and prospective economic conditions and historical losses on each portfolio category. The indirect risk in the form of off-balance sheet unfunded commitments is also taken into consideration. Management continues to target and maintain the allowance for possible loan losses equal to the allocated requirement plus an unallocated portion, as deemed necessary. Management believes this is appropriate in light of current and expected economic conditions and trends, the geographic and industry mix of the loan portfolio and other risk related matters.

NONPERFORMING LOANS, POTENTIAL PROBLEM LOANS, AND OTHER REAL ESTATE

Management is committed to an aggressive nonaccrual and problem loan identification philosophy. This philosophy is embodied through the monitoring and reviewing of credit policies and procedures to ensure that all problem loans are identified quickly and the risk of loss is minimized.

Nonperforming loans are considered a leading indicator of future loan losses. Nonperforming loans are defined as nonaccrual loans, loans 90 days or more past due but still accruing, and restructured loans. The Corporation specifically excludes student loan balances that are 90 days or more past due and still accruing and that have contractual government guarantees as to collection of principal and interest, from its definition of nonperforming loans.

Loans are normally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact on the collectibility of principal or interest on loans, it is management's practice to place such loans on nonaccrual status immediately, rather than delaying such action until the loans become 90 days past due. Previously accrued and uncollected interest on such loans is reversed, amortization of related loan fees is suspended, and income is recorded only to the extent that interest payments are subsequently received in cash and a determination has been made that the principal balance of the loan is collectible. If collectibility of the principal is in doubt, payments received are applied to loan principal.

Loans past due 90 days or more but still accruing interest, with the exception of approximately $8 million of guaranteed student loans at December 31, 1997, are also included in nonperforming loans. Loans past due 90 days or more but still accruing are classified as such where the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and in the process of collection. Also included in nonperforming loans are "restructured" loans. Restructured loans involve the granting of some concession to the borrower involving the modification of terms of the loan, such as changes in payment schedule or interest rate.

TABLE 12: NONPERFORMING LOANS AND OTHER REAL ESTATE OWNED

                                                DECEMBER 31,
                                   -------------------------------------------
                                    1997     1996     1995     1994     1993
                                   -------  -------  -------  -------  -------
                                               (IN THOUSANDS)
Nonaccrual loans                   $32,415  $32,287  $28,787  $28,025  $34,580
Accruing loans past due 90 days
or more                              1,324    1,801    1,320    1,484    2,469
Restructured loans                     558      534    1,704    1,888    1,992
                                   -------------------------------------------
Total nonperforming loans          $34,297  $34,622  $31,811  $31,397  $39,041
                                   ===========================================
Ratio of nonperforming loans to
total loans at period end              .48%     .52%     .50%     .53%     .73%
Ratio of the allowance for
possible loans losses to
nonperforming loans at period end   270.38%  207.29%  215.52%  209.49%  162.43%
                                   -------------------------------------------
Other real estate owned            $ 2,067  $ 1,939  $ 4,852  $ 6,172  $10,262
                                   ===========================================

Nonperforming loans at December 31, 1997 were $34.3 million, a decrease of $325,000 from December 31, 1996. The ratio of nonperforming loans to total loans at the end of 1997 was .48%, an improvement from .52% at December 31, 1996 and .50% at December 31, 1995. The Corporation's allowance for possible loan losses to nonperforming loans was 270% at year-end 1997. This increased from 207% and 216% at year-end's 1996 and 1995, respectively. The increase in coverage of nonperforming loans is attributable to the $16.8 million one-time charge related to the merger with FFC to conform the level of the allowance for possible loan losses to the policies, practices and procedures of the Corporation.

The following table shows, for those loans accounted for on a nonaccrual basis and restructured loans for the years ended as indicated, the gross interest that would have been recorded if the loans had been current in accordance with their original terms and the amount of interest income that was included in interest income for the period.

TABLE 13: FOREGONE LOAN INTEREST

                           YEARS ENDED DECEMBER 31,
                          ----------------------------
                            1997      1996      1995
                          --------  --------  --------
                                (IN THOUSANDS)
Interest income in
accordance with original
terms                     $  2,332  $  2,764  $  2,905
Interest income
recognized                  (1,215)   (1,086)   (1,110)
                          ----------------------------
Reduction in interest
income                    $  1,117  $  1,678  $  1,795
                          ============================

Potential problem loans are loans where there are doubts as to the ability of the borrower to comply with present repayment terms. The decision of management to place loans in this category does not necessarily indicate that the Corporation expects losses to occur, but that management recognizes that a higher degree of risk is associated with these performing loans.

At December 31, 1997, potential problem loans totaled $74.0 million. The loans that have been reported as potential problem loans are not concentrated in a particular industry, but rather cover a diverse range of businesses, e.g. communications, wholesale trade, manufacturing, finance/insurance/real estate, and services. Management does not presently expect significant losses from credits in the potential problem loan category.

Other real estate owned was $2.1 million at December 31, 1997 compared to $1.9 million at the end of 1996. Management actively seeks to ensure properties held are administered to minimize the Corporation's risk of loss.

INVESTMENT SECURITIES PORTFOLIO

The investment securities portfolio is intended to provide the Corporation with adequate liquidity, flexibility in asset/liability management and a source of stable income. Investment securities, at amortized cost, including those held to maturity and available for sale, totaled $2.9 billion at December 31, 1997 compared to $2.8 billion at the end of 1996.

TABLE 14: INVESTMENT SECURITIES PORTFOLIO

                                               YEARS ENDED DECEMBER 31,
                                           --------------------------------
                                              1997       1996       1995
                                           ---------- ---------- ----------
                                                    (IN THOUSANDS)
Investment Securities Held to Maturity:
U.S. Treasury securities                   $      498 $    4,204 $   10,036
Federal agency securities                     146,259    143,927    184,158
Mortgage-related securities                   361,298    673,990    791,341
Obligations of states and political
subdivisions                                  183,286    195,860    170,971
Other securities (debt)                        81,183     61,768     60,621
                                           --------------------------------
Total Amortized Cost                       $  772,524 $1,079,749 $1,217,127
                                           ================================
Total Fair Market Value                    $  782,240 $1,074,412 $1,209,820
                                           ================================
Investment Securities Available for Sale:
U.S. Treasury securities                   $  109,200 $  149,314 $  174,360
Federal agency securities                     324,708    326,049    220,801
Mortgage-related securities                 1,536,134  1,057,992    585,300
Obligations of state and political
subdivisions                                   14,312         --         --
Other securities (debt and equity)            142,081    127,787     68,679
                                           --------------------------------
Total Amortized Cost                       $2,126,435 $1,661,142 $1,049,140
                                           ================================
Total Fair Market Value                    $2,167,694 $1,674,189 $1,049,768
                                           ================================

The merger with FFC had a major impact on the Corporation's total investment portfolio. The relationship of investments to total earning assets was altered as a result of the acquisition. As reported historically, at the end of 1996, the Corporation's average investment portfolio comprised 21.3% of total average earning assets. Subsequent to the merger with FFC, average investments to total average earning assets equaled 29.4% in 1997. The composition of the investment portfolio was altered as well. As previously reported, at the end of 1996 Treasury and Federal Agency securities totaled 55.9%, mortgage-related securities totaled 9.9%, municipal securities totaled 23.1%, and other debt and equity securities totaled 11.1% of the total investment portfolio, at amortized cost. At December 31, 1997, the mix changed to 65.5% mortgage-related securities, 20.0% treasury and federal agency securities, 6.8% municipal securities and 7.7% other debt and equity securities.

Mortgage-related securities are subject to inherent risks based upon the future performance of the underlying collateral (i.e. mortgage loans) for these securities. Among these risks are prepayment risk and interest rate risk. Should general interest rate levels decline, the mortgage-related securities portfolio would be subject to 1) prepayments as borrowers typically would seek to obtain financing at lower rates, 2) a decline in interest income received on adjustable-rate issuances, and 3) an increase in the fair value of fixed rate issuances. Conversely, should general interest rate levels increase, the mortgage-related securities portfolio would be subject to 1) a longer term to maturity as borrowers would be less likely to prepay their loans, 2) an increase in interest income received on adjustable rate issuances, 3) a decline in the fair value of fixed rate issuances, and 4) a decline in fair value of adjustable rate issuances to an extent dependent upon the level of interest rate increases, the time period to the next interest rate repricing date for the individual security and the applicable periodic (annual and/or lifetime) cap which could limit the degree to which the individual security could reprice within a given time period.

The mortgage-related security portfolio includes both U.S. Government agency issuances and nonagency issuances. Unlike U.S. Government agency issued mortgage-related securities which include a guarantee of principal and interest payments on the underlying collateral, nonagency securities are generally structured with a senior ownership position and subordinate ownership position(s) providing credit support for the senior position. The structure of nonagency mortgage-related securities may expose the Corporation to credit risk in addition to interest rate risk and prepayment risk as discussed above. Management monitors the major factors affecting the performance of nonagency mortgage-related securities including, 1) delinquencies, foreclosures, repossessions and recoveries relative to the underlying mortgage loans collateralizing each security, 2) the level of available subordination or other credit enhancements, 3) the competence of the servicer of the underlying mortgage portfolio, and 4) the rating assigned to each security by independent national rating agencies.

Concurrent with the consummation of the merger with FFC, the Corporation transferred all nonagency mortgage-related securities and an agency security, with a combined amortized cost of $251.9 million from securities held to maturity to securities available for sale. These mortgage-related securities were transferred to maintain the existing interest rate risk position and credit risk policy of the Corporation.

Concurrent with the transfer, the Corporation recorded a $32.5 million pre-tax charge to earnings relative to one agency security with an amortized cost of $130.6 million. Management recorded this other than temporary impairment of value in the fourth quarter of 1997. This security is highly complex, comprised of multiple cash flows predominated by an inverse floater tied to LIBOR, for which stress tests indicate that the cash flows are volatile in higher interest rate environments. The estimated fair value of this security at the time of the other than temporary impairment charge was based on quoted prices of instruments with similar characteristics and cash flow valuation techniques.

Additionally, the Corporation recorded a $2.8 million pre-tax charge on other nonagency mortgage-related securities that were transferred to available for sale, with an amortized cost of $18.9 million, to reflect an other than temporary impairment of value in the fourth quarter of 1997. These securities were subsequently sold with no additional loss in January 1998.

In November 1997, the Corporation hedged certain agency issued zero-coupon bonds held by FFC, with a carrying value of $37.2 million and a market value of $41.6 million, by executing various interest rate futures contracts. These contracts had a notional value of $70.5 million and a maturity date of March 1998. Subsequently, in January 1998, the futures contracts were closed and the zero-coupon bonds were sold. A net gain of $5.1 million will be recognized, in investment securities gains, in the first quarter of 1998 from these transactions.

Taxable securities were 93.2% of total securities at the end of 1997 compared to 92.9% at the end of 1996. The aggregate market value of the securities portfolio was approximately $2.95 billion compared to an amortized cost of $2.90 billion at December 31, 1997.

At December 31, 1997, the Corporations securities portfolio did not contain securities, other than U.S. Treasury and federal agencies, of any single issuer that were payable from and secured by the same source of revenue or taxing authority where the aggregate book value of such securities exceeded 10% of stockholders' equity or $81.4 million.

TABLE 15: INVESTMENT SECURITIES PORTFOLIO MATURITY DISTRIBUTION(1) DECEMBER 31, 1997

                         INVESTMENT SECURITIES HELD TO MATURITY--MATURITY DISTRIBUTION AND WEIGHTED AVERAGE YIELD
             -------------------------------------------------------------------------------------------------------------
                                    AFTER ONE      AFTER FIVE                      MORTGAGE-
                      WITHIN        BUT WITHIN     BUT WITHIN        AFTER          RELATED
                     ONE YEAR       FIVE YEARS      TEN YEARS      TEN YEARS       SECURITIES          TOTAL            TOTAL
             -------------------------------------------------------------------------------------------------------------
                   AMOUNT  YIELD   AMOUNT  YIELD  AMOUNT  YIELD  AMOUNT  YIELD    AMOUNT   YIELD    AMOUNT   YIELD  FAIR VALUE
             -------------------------------------------------------------------------------------------------------------
                                                             ($ IN THOUSANDS)
U.S. Treasury
Securities        $    498 6.10%  $     --   --   $    --    --  $    --   --   $       --   --   $      498 6.10%  $      500
Federal agency
securities          55,502 5.39%    77,258 6.25%   13,499 6.97%       --   --           --   --      146,259 5.99%     146,818
Obligations of
states and
political
subdivisions        24,110 7.40%    92,965 7.51%   65,700 7.19%      511 7.35%          --   --      183,286 7.38%     186,300
Mortgage-related
securities              --   --         --   --        --    --       --   --      361,298 7.21%     361,298 7.21%     365,952
Other securities
(debt)               9,852 6.20%    56,708 6.89%   14,623 6.76%       --   --           --   --       81,183 6.78%      82,670
             -------------------------------------------------------------------------------------------------------------
Total Amortized
Cost              $ 89,962 6.02%  $226,931 6.93%  $93,822 7.09%  $   511 7.35%  $  361,298 7.21%  $  772,524 6.97%  $  782,240
             -------------------------------------------------------------------------------------------------------------
             -------------------------------------------------------------------------------------------------------------
Total Fair Value  $ 89,990        $230,130        $95,636        $   532        $  365,952                          $  782,240
             -------------------------------------------------------------------------------------------------------------
             -------------------------------------------------------------------------------------------------------------
                        INVESTMENT SECURITIES AVAILABLE FOR SALE--MATURITY DISTRIBUTION AND WEIGHTED AVERAGE YIELD
             -------------------------------------------------------------------------------------------------------------
                                    AFTER ONE      AFTER FIVE                      MORTGAGE-
                      WITHIN        BUT WITHIN     BUT WITHIN        AFTER          RELATED
                     ONE YEAR       FIVE YEARS      TEN YEARS      TEN YEARS       SECURITIES          TOTAL            TOTAL
             -------------------------------------------------------------------------------------------------------------
                   AMOUNT  YIELD   AMOUNT  YIELD  AMOUNT  YIELD  AMOUNT  YIELD    AMOUNT   YIELD    AMOUNT   YIELD  FAIR VALUE
             -------------------------------------------------------------------------------------------------------------
                                                             ($ IN THOUSANDS)
U.S. Treasury
securities        $ 41,019 5.95%  $ 68,181 6.14%  $    --    --  $    --   --   $       --   --   $  109,200 6.07%  $  109,841
Federal agency
securities          70,197 5.85%   213,669 6.19%    8,188  6.75%  32,654 7.20%          --   --      324,708 6.23%     330,542
Obligations of
states and
political
subdivisions           200 8.63%     2,179 8.25%   11,564  6.94%     369 9.28%          --   --       14,312 7.22%      14,136
Mortgage-related
securities              --   --         --   --        --    --       --   --    1,536,134 6.55%   1,536,134 6.55%   1,557,603
Other securities
(debt and
equity)            137,712 5.58%     3,894 6.72%      475  6.82%      --   --           --   --      142,081 5.61%     155,572
             -------------------------------------------------------------------------------------------------------------
Total Amortized
Cost              $249,128 6.34%  $287,923 6.48%  $20,227  6.97% $33,023 6.19%  $1,536,134 6.55%  $2,126,435 6.42%  $2,167,694
             -------------------------------------------------------------------------------------------------------------
             -------------------------------------------------------------------------------------------------------------
Total Fair Value  $262,597        $289,219        $20,169        $38,106        $1,557,603                          $2,167,694
             -------------------------------------------------------------------------------------------------------------
             -------------------------------------------------------------------------------------------------------------

(1) Expected maturities will differ from contractual maturities, as borrowers may have the right to call or repay obligations with or without call or prepayment penalties.
(2) Yields on tax-exempt securities are computed on a tax-equivalent basis using a tax rate of 35% and have not been adjusted for certain disallowed interest deductions.

DEPOSITS

Average total deposits in 1997 were $8.1 billion, an increase of 4.4% or $344 million over 1996. Included in this growth is $59.7 million of increase in the balance of purchased brokered CDs. For the full year of 1997, the average balance of brokered CDs in total deposits was $139.7 million, which is included in time deposits in the table shown below. Adjusted for brokered CDs, internal deposit growth in 1997 was 3.7%.

TABLE 16: AVERAGE DEPOSITS DISTRIBUTION

                                         YEARS ENDED DECEMBER 31,
                                     --------------------------------
                                        1997       1996       1995
                                     ---------- ---------- ----------
                                              (IN THOUSANDS)
Noninterest-bearing demand deposits  $  741,790 $  697,470 $  665,799
Interest-bearing demand deposits        712,458    673,106    603,734
Savings deposits                      1,073,244  1,121,531  1,146,282
Money market deposits                   902,186    799,795    697,128
Time deposits                         4,692,333  4,486,355  4,296,466
                                     --------------------------------
Total deposits                       $8,122,011 $7,778,257 $7,409,409
                                     ================================

Year-end 1997 noninterest-bearing deposits were $905 million compared to $804 million at the end of 1996. These amounts are substantially above the respective yearly average balance amounts. Demand deposits normally show a sizable increase as businesses, public entities and correspondent banks adjust their cash positions at year-end. Average noninterest-bearing demand deposits as a percentage of total average deposits increased to 9.1% in 1997 compared to 9.0% for both 1996 and 1995.

TABLE 17: AVERAGE RATES PAID ON DEPOSITS

                                   YEARS ENDED DECEMBER 31,
                                  ----------------------------
                                    1997      1996      1995
                                  --------  --------  --------
Interest-bearing demand deposits      1.67%     1.69%     1.72%
Savings deposits                      2.27      2.45      2.68
Money market deposits                 3.77      3.53      3.53
Time deposits                         5.69      5.66      5.52
                                  --------  --------  --------
Total interest-bearing deposits       4.57%     4.53%     4.49%
                                  ========  ========  ========

The total average interest-bearing demand, savings, and money market deposits increased to $2.69 billion for 1997 from $2.59 billion in 1996. These deposits as a percentage of total average deposits have remained relatively stable over the past three years at 33.1% in 1997, 33.4% in 1996 and 33.0% in 1995.

TABLE 18: MATURITY DISTRIBUTION--CERTIFICATES OF DEPOSIT AND OTHER TIME
         DEPOSITS OF $100,000 OR MORE

                                           DECEMBER 31, 1997
                                       --------------------------
                                       CERTIFICATES     OTHER
                                        OF DEPOSIT  TIME DEPOSITS
                                       ------------ -------------
                                             (IN THOUSANDS)
Three months or less                     $326,911      $56,858
Over three months through six months      146,204       13,695
Over six months through twelve months     133,903           --
Over twelve months                        102,283           --
                                       --------------------
Total                                    $709,301      $70,553
                                       ====================

The Corporation continues to experience strong competition for deposits in its markets. This is true for both the business and retail segments of the market. During 1997, the Corporation's affiliates offered a number of different products with specific features and competitive pricing. The deposit products are designed to retain core deposit accounts, attract new customers, and create opportunities for providing other bank services or relationships.

SHORT-TERM BORROWINGS

Short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements, Federal Home Loan Bank notes, notes payable to banks, commercial paper, treasury tax and loan notes, collateralized mortgage obligations and industrial revenue bonds. Average total short-term borrowings were $1.29 billion compared with $929 million in 1996.

TABLE 19: SHORT-TERM BORROWINGS

                                                      DECEMBER 31,
                                            ----------------------------------
                                               1997        1996        1995
                                            ----------  ----------  ----------
                                                     (IN THOUSANDS)
Federal funds purchased and securities
sold under agreements to repurchase         $  712,250  $  666,030  $  451,197
Federal Home Loan Bank                         525,317     451,380     335,644
Notes payable to banks                          87,139      68,937      66,647
Subordinated notes                                  --          --      54,925
Commercial paper                                 1,250       2,172       2,326
Current maturities of long-term borrowings          --       3,067         800
Other borrowed funds                            11,052       9,807       7,852
                                                -------------------------------
Total                                       $1,337,008  $1,201,393  $  919,391
                                                -------------------------------
                                                -------------------------------
Average amounts outstanding during year     $1,287,900  $  928,942  $  891,495
Average interest rates on amounts
outstanding during year                           5.63%       5.62%       6.18%
Maximum month-end amounts outstanding       $1,405,233  $1,201,393  $1,071,284
Average interest rates on amounts
outstanding at end of year                        5.75%       5.82%       5.89%

The change in short-term borrowings outstanding is attributable to larger amounts of overnight federal funds purchased and Federal Home Loan Bank notes with a remaining maturity less than 1 year as subsidiary banks continue to supplement the funding of asset growth with wholesale funds. The notes payable to banks and commercial paper are primarily used to fund residential, commercial, and leasing lending activities at the Corporation's residential mortgage, commercial mortgage, and leasing subsidiaries.

LIQUIDITY

Liquidity refers to the ability of the Corporation to generate adequate amounts of cash to meet the Corporation's needs for cash. The affiliates and the parent company of the Corporation have different liquidity considerations.

Affiliates meet their cash flow requirements by having funds available to satisfy customer credit needs as well as having available funds to satisfy deposit withdrawal requests. Liquidity at banking subsidiaries is derived from deposit growth, money market investments, maturing loans, the maturity of investment securities held to maturity, the maturity or sale of investment securities available for sale, access to other funding sources and markets, and a strong capital position.

Deposit growth is the primary source of liquidity at the banking subsidiaries. Total period-end deposits increased $405 million from 1996 to 1997. The Corporation's overall deposit base grew an average of $344 million, or 4.4% during 1997. Deposit growth, especially in the core deposit base, is the most stable source of liquidity of a bank.

Another substantial source of liquidity is the Corporation's maturing investment securities portfolio, particularly securities maturing within one year. At December 31, 1997, excluding mortgage-related securities, the amortized cost of securities, both securities held to maturity and securities available for sale, maturing within one year amounted to $339 million. At the end of 1997, the securities portfolio contained $434 million at amortized cost of U.S. Treasury and federal agency securities available for sale. These government securities are highly marketable and had a market value of $440 million or 101.5% of amortized cost at year-end.

The loan portfolio is also a source of additional liquidity. The Corporation has $906 million of commercial loans and real estate-construction loans maturing within one year and a steady flow of repayments in the mortgage and installment loan portfolios. Additionally, the Corporation has $3.8 billion of loans secured 1- to 4-family residential property that could possibly be securitized.

Within the classification of short-term borrowings at year-end 1997, federal funds purchased and securities sold under agreements to repurchase totaled $712 million compared to $666 million at the end of 1996. Federal funds are purchased from a sizable network of correspondent banks while securities sold under agreements to repurchase are obtained from a base of individual, business and public entity customers.

The aggregate subsidiary liquidity resources were sufficient in 1997 to fund the growth in loans and the investment securities portfolio, and to meet other needs for cash when necessary. As of December 31, 1997, there were no material commitments for capital expenditures, i.e. to purchase fixed assets.

Deposit growth will continue to be the primary source of bank subsidiary liquidity on a long-term basis, along with stable earnings, the resulting cash generated by operating activities and strong capital positions. Shorter-term liquidity needs will mainly be derived from growth in short-term borrowings, maturing money market investments and investment portfolio securities, loan maturities and access to other funding sources.

Liquidity is also necessary at the parent company level. The parent company's primary sources of funds are dividends and service fees from subsidiaries, borrowings and proceeds from issuance of equity. The parent company manages its liquidity position to provide the funds necessary to pay dividends to stockholders, service debt, invest in subsidiaries and satisfy other operating requirements. Dividends received from subsidiaries totaled $63.4 million in 1997 and will continue to be the parent's main source of long-term liquidity. The dividends from subsidiaries, along with a $17.3 million increase in net short-term borrowed funds, were sufficient to pay cash dividends to the Corporation's common stockholders of $49.3 million in 1997 and fund increased lending activities of nonbanking subsidiaries of $16.3 million.

At December 31, 1997, $131.0 million in dividends could be paid to the parent by affiliates without obtaining prior regulatory approval, subject to the capital needs of the banks. Additionally, the parent company had $120 million of established lines of credit with nonaffiliated banks, of which $87.1 million was in use. Of the amount in use, the parent company downstreamed the majority to the Corporation's residential and commercial mortgage banking subsidiaries and leasing company for their use in funding loans and leases. The parent company also has access to funds from the issuance of the Corporation's commercial paper, although such funds are also downstreamed to the nonbanking subsidiaries. Commercial paper outstanding at December 31, 1997, totaled $1.3 million.

The Corporation's long-term debt-to-equity ratio at December 31, 1997 was 1.9% compared to 4.1% at December 31, 1996. The decrease is attributable to the change in current maturities of long-term borrowings between years.

Management believes that, in the current economic environment, the Corporation's subsidiary and parent company liquidity positions are adequate. There are no known trends nor any known demands, commitments, events or uncertainties that will result or are reasonably likely to result in a material increase or decrease in the Corporation's liquidity.

INTEREST RATE SENSITIVITY AND MARKET RISK

Interest rate risk is the exposure to a bank's earnings and capital arising from changes in future interest rates. All banks assume interest rate risk as an integral part of normal banking operations. The management of interest rate risk includes four components: policy statements, risk limits, risk measurement and reporting procedures.

An important responsibility of the Asset/Liability Committee (ALCO) of each subsidiary bank is the management of risks associated with changing interest rates, changing asset and liability mixes, and their impact on earnings. These ALCO's, in turn, operate under the advisory policy guidelines on interest rate sensitivity set by the Corporation's ALCO. The sensitivity of net interest income to market rate changes is evaluated regularly by the Corporation to determine the effectiveness of interest rate risk management.

Table 20 reflects the Corporations expected cash flows and applicable yields on earning assets and interest-bearing liabilities and the resulting current fair market value after discounting expected cash flows at existing market rates.

TABLE 20: MARKET RISK ANALYSIS INTEREST RATE RISK

                                           EXPECTED PERIOD OF MATURITY
                  -----------------------------------------------------------------------------
                     WITHIN          1-2          2-3         3-4         4-5     GREATER THAN
                     1 YEAR         YEARS        YEARS       YEARS       YEARS       5 YEARS        TOTAL
                  ----------------------------------------------------------------------------------------------------
                                                                                                                FAIR
                         YIELD/        YIELD/      YIELD/      YIELD/      YIELD/        YIELD/         YIELD/ MARKET
                   BAL    RATE   BAL    RATE  BAL   RATE  BAL   RATE  BAL   RATE   BAL    RATE    BAL    RATE   VALUE
                  ----------------------------------------------------------------------------------------------------
                                                            ($ IN MILLIONS)
Short-term
investments (V)   $   16  5.36% $   --     -- $ --    --  $ --    --  $ --    --  $   --    --  $    16  5.36% $    16
Loans held for
sale (V)             114  7.44%     --     --   --    --    --    --    --    --      --    --      114  7.44%     114
Treasury,
Agency, Other
Securities (F)       284  5.70%    113  6.20%   80 6.36%   103 6.35%   102 6.65%      73 6.95%      755  6.18%     778
Treasury,
Agency, Other
Securities (V)        13  4.38%     --     --    3 5.11%     1 7.75%    31 5.51%       1 7.58%       49  5.26%      49
Mortgage-related
securities (F)         2  6.16%      3  6.78%    2 6.10%    60 6.93%    42 6.77%     356 7.13%      465  7.06%     471
Mortgage-related
securities (V)        --     --     --     --   --    --    --    --    --    --   1,433 6.59%    1,433  6.59%   1,452
Municipal
securities (F)        23  7.21%     24  7.61%   18 7.75%    26 7.61%    26 7.20%      81 7.23%      198  7.37%     200
Residential real
estate
loans (F)            491  8.03%    341  8.07%  264 8.08%   156 7.95%   115 7.89%     234 7.98%    1,601  8.02%   1,614
Residential real
estate
loans (V)            745  8.56%    283  7.40%  240 7.55%   127 7.51%   102 7.53%     275 7.53%    1,772  7.94%   1,791
Commercial loans
(F)                  594  8.86%    266  8.57%  248 8.44%    90 8.31%    68 8.34%     133 8.28%    1,399  8.61%   1,399
Commercial loans
(V)                  883  8.82%     32  8.47%   30 8.46%    28 8.45%    27 8.45%      82 8.44%    1,082  8.75%   1,082
Consumer loans
(F)                  252  8.92%    157  8.82%  110 8.72%    64 8.50%    39 8.31%      69 8.08%      691  8.71%     693
Consumer loans
(V)                  515 10.04%     16 13.38%   --    --    --    --    --    --      --    --      531 10.14%     530
                  ----------------------------------------------------------------------------------------------------
Total interest
earning assets    $3,932  8.53% $1,235  8.01% $995 7.97%  $655 7.63%  $552 7.45%  $2,737 7.08%  $10,106  7.90% $10,189
                  ----------------------------------------------------------------------------------------------------
Interest-bearing
deposits (F)      $3,221  5.69% $1,038  5.97% $181 6.11%  $ 39 5.72%  $ 25 5.84%  $    2 6.34%  $ 4,506  5.78% $ 4,520
Interest-bearing
deposits (V)       2,949  2.82%      4  5.55%   --    --    --    --    --    --      --    --    2,953  2.83%   2,953
Short-term
borrowings (V)     1,337  5.67%     --     --   --    --    --    --    --    --      --    --    1,337  5.67%   1,337
Long-term
borrowings (F)        --     --      4 14.27%    1 6.42%     1 7.17%     1 6.80%       8 6.62%       15  8.94%      15
                  ----------------------------------------------------------------------------------------------------
Total interest-
bearing
liabilities       $7,507  4.56% $1,046  6.01% $182 6.11%  $ 40 5.75%  $ 26 5.85%  $   10 6.56%  $ 8,811  4.78% $ 8,825
                  ----------------------------------------------------------------------------------------------------

(V) Variable repricing terms
(F) Fixed repricing terms

In November 1997, the Corporation hedged certain agency issued zero-coupon bonds held by FFC, with a carrying value of $37.2 million and a market value of $41.6 million, by executing various interest rate futures contracts. These contracts had a notional value of $70.5 million and a maturity date of March 1998. Subsequently, in January 1998, the futures contracts were closed and the zero-coupon bonds were sold. A net gain of $5.1 million will be recognized, in investment securities gains, in the first quarter of 1998 from these transactions.

Interest rate sensitivity analysis can be performed in several different ways. The traditional method of measuring interest sensitivity is called "gap" analysis. Gap analysis is used to identify mismatches in the repricing of assets and liabilities within specified periods of time or interest sensitivity gaps.

For all assets and liabilities repriced within one year, the ratio of rate sensitive assets to rate sensitive liabilities was 80.2% at December 31, 1997. As presented, this traditional gap analysis does not accurately reflect the Corporation's true rate sensitivity position. The categories of savings, NOW, and money market accounts have been included in the 0-90 days category for this gap analysis. While these accounts are contractually short-term in nature, it is management's experience that repricing occurs over a longer period of time. Gap analysis also does not reflect the modification of the receipt of cash flows from principal repayments on mortgage related products, both loan and investments, due to changes in interest rate environments. Rising rates would extend the receipt of principal repayments closer to contractual maturity, while declining rates would accelerate the receipt of principal repayments.

TABLE 21: INTEREST RATE SENSITIVITY ANALYSIS

                                                   DECEMBER 31, 1997
                         --------------------------------------------------------------------------
                                              INTEREST SENSITIVITY PERIOD
                         --------------------------------------------------------------------------
                                                                   TOTAL
                            0-90                     181-365      WITHIN       OVER 1
                            DAYS      91-180 DAYS     DAYS        1 YEAR        YEAR       TOTAL
                         -----------  -----------  -----------  -----------  ---------- -----------
                                                     (IN THOUSANDS)
Earning assets:
 Loans, held for sale    $   114,001  $        --  $        --  $   114,001  $       -- $   114,001
 Investment
 securities(1)               746,661      375,446      754,847    1,876,954   1,022,004   2,898,959
 Loans, net of unearned
 income                    2,449,779      524,329    1,032,766    4,006,874   3,069,702   7,076,576
 Other earning assets         15,665           --           --       15,665          --      15,665
                         --------------------------------------------------------------------------
Total                    $ 3,326,106  $   899,775  $ 1,787,613  $ 6,013,494  $4,091,706 $10,105,201
                         ==========================================================================
Interest-bearing
liabilities:
 Interest-bearing
 deposits(2)             $ 3,981,761  $   894,645  $ 1,284,355  $ 6,160,761  $1,298,666 $ 7,459,427
 Other interest-bearing
 liabilities                 860,135      417,984       58,889    1,337,007      15,271   1,352,278
                         --------------------------------------------------------------------------
Total interest-bearing
liabilities              $ 4,841,896  $ 1,312,629  $ 1,343,244  $ 7,497,768  $1,313,937 $ 8,811,705
                         ==========================================================================
Interest sensitivity
gap                      $(1,515,790) $  (412,854) $   444,370  $(1,484,274) $2,777,770 $ 1,293,496
                         --------------------------------------------------------------------------
Cumulative interest
sensitivity gap          $(1,515,790) $(1,928,644) $(1,484,274)
Cumulative ratio of
rate sensitive assets
to rate sensitive
liabilities at December
31, 1997                        68.7%        68.7%        80.2%
                         ==========================================================================

(1) Securities balances exclude $41.3 million of unrealized gains relating to available for sale securities.
(2) Savings, NOW, and money market account balances totaling $2.76 billion are included in the 0-90 days category. While these accounts are contractually short-term in nature, it is management's experience that repricing occurs over a longer period of time.

The Corporation uses simulation modeling results that incorporate the dynamics of balance sheet and interest rate changes and reflect the related impact on net interest income over a specified time horizon. The Corporation is continually reviewing its interest rate risk position and modifying its strategies based upon simulation projections under various interest rate levels. Additionally, the Corporation may enter into interest rate swap agreements to assist in managing interest rate risk. Management's philosophy is to maintain an appropriate rate sensitive asset and liability position to provide for stability in earnings in the event of significant interest rate changes. The Corporation believes that it has an effective process for managing interest rate risk.

CAPITAL

Stockholders' equity at December 31, 1997, increased to $813.7 million or $16.15 per share compared with $803.6 million or $16.01 per share at the end of 1996. The growth in stockholders' equity in 1997 was diminished by the $89.8 million after-tax charge for merger, integration and other one-time charges related to the merger with FFC. Year-end capital includes a $26.1 million equity component compared to $8.3 million at December 31, 1996, related to unrealized gains on securities available for sale, net of tax effect. Period-end stockholders' equity to assets in 1997 was 7.61% compared to 7.94% at the end of 1996.

Cash dividends paid in 1997 were $1.11 per share compared with $0.95 per share in 1996, an increase of 17.0%. Cash dividends have increased at a 16.8% compounded rate during the past five years.

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

As of December 31, 1997 and 1996, the Corporation's Tier 1 risk-based capital ratios, total risk-based capital (Tier 1 and Tier 2) ratios and Tier 1 leverage ratios were well in excess of regulatory requirements. Management of the Corporation expects to continue to exceed the minimum standards in the future. Capital ratios are included in Note 19, Regulatory Matters, of the notes to consolidated financial statements.

In 1997, the Corporation's Board of Directors authorized management to repurchase up to 100,000 shares of the Corporation's common stock each calendar quarter in the market. The shares repurchased would be available in connection with the Corporation's employee incentive plans and for other corporate purposes. Shares repurchased are held as treasury stock and, accordingly, are accounted for as a reduction of stockholders' equity. The Corporation purchased 81,736 of its common shares in 1997 and 92,684 in 1996.

Management believes that a strong capital position is necessary to take advantage of opportunities for profitable geographic and product expansion, and to provide depositor and investor confidence. The Corporation's capital level remains strong, but must also be maintained at an appropriate level that provides the opportunity for a superior return on capital employed. Management actively reviews capital strategies for the Corporation and each of its subsidiaries to ensure that capital levels are appropriate based on the perceived business risks, future growth opportunities, industry standards, and regulatory requirements.

YEAR 2000

The Corporation has completed its initial assessment of the Year 2000 issue. The Year 2000 issue relates to systems designed to use two digits rather than four to define the applicable year. This assessment was performed by an independent third party. Management believes that all operating systems critical to its delivery of customer service will be Year 2000 compliant prior to December 31, 1998. The cost of implementing the recommendations of the initial assessment are not deemed to be material, and thus, will not have a significant impact on the Corporation's results of operations, liquidity or capital resources.

ACCOUNTING DEVELOPMENTS

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income". SFAS 130 is effective for both interim and annual periods beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. It does not specify when to recognize or how to measure items that make up comprehensive income. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements and requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS 130 requires classification of "other comprehensive income" items by their nature in the financial statement and display of the balance of other comprehensive income separately in the equity section of the statement of financial position. It does not require per share amounts of comprehensive income to be disclosed. Management of the Corporation does not expect that adoption of SFAS 130 will have a material effect on the consolidated financial statements of the Corporation.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. SFAS 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 replaces the "industry segment" concept of SFAS 14 with a "management approach" concept as the basis for identifying reportable segments. The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. Consequently, the segments are evident from the structure of the enterprise's internal organization. It focuses on financial information that an enterprise's decisionmakers use to make decisions about the enterprise's operating matters. The Corporation will be adopting SFAS 131 in 1998.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              ASSOCIATED BANC-CORP
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                           DECEMBER 31,
                                                      ------------------------
                                                         1997         1996
                                                      -----------  -----------
                                                           (IN THOUSANDS
                                                        EXCEPT SHARE DATA)
ASSETS
Cash and due from banks                               $   288,021  $   369,842
Interest-bearing deposits in other financial
institutions                                                4,154        3,183
Federal funds sold and securities purchased under
agreements to resell                                       11,511       27,977
Investment securities:
 Held to maturity--at amortized cost
 (Fair value of approximately $782,240 and $1,074,412
 at
 December 31, 1997 and 1996, respectively)                772,524    1,079,749
 Available for sale--at fair value                      2,167,694    1,674,189
Loans held for sale                                       114,001       42,490
Loans                                                   7,076,576    6,658,357
Allowance for possible loan losses                        (92,731)     (71,767)
-------------------------------------------------------------------------------
  Loans, net                                            6,983,845    6,586,590
Premises and equipment                                    127,823      127,708
Other assets                                              221,866      211,655
-------------------------------------------------------------------------------
  Total assets                                        $10,691,439  $10,123,383
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing deposits                          $   904,710  $   804,020
Interest-bearing deposits                               7,459,427    7,155,278
-------------------------------------------------------------------------------
  Total deposits                                        8,364,137    7,959,298
Short-term borrowings                                   1,337,008    1,201,393
Long-term borrowings                                       15,270       33,329
Accrued expenses and other liabilities                    161,331      125,801
-------------------------------------------------------------------------------
  Total liabilities                                     9,877,746    9,319,821
-------------------------------------------------------------------------------
Commitments and contingent liabilities                         --           --
-------------------------------------------------------------------------------
Stockholders' equity
 Preferred stock (Par value $1.00 per share,
 authorized 750,000 shares, no shares issued)                  --           --
 Common stock (Par value $0.01 per share, authorized
 100,000,000 shares, issued 50,394,647 and 50,211,171
 shares at December 31, 1997 and 1996, respectively)          504          465
 Surplus                                                  218,072      230,810
 Retained earnings                                        569,996      564,924
 Net unrealized gain on securities available for
 sale, net of taxes                                        26,144        8,281
 Less: Treasury stock at cost (18,894 shares in 1997
 and 26,226 shares in 1996)                                (1,023)        (918)
-------------------------------------------------------------------------------
  Total stockholders' equity                              813,693      803,562
-------------------------------------------------------------------------------
  Total liabilities and stockholders' equity          $10,691,439  $10,123,383
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

          See accompanying notes to Consolidated Financial Statements.

                              ASSOCIATED BANC-CORP
                       CONSOLIDATED STATEMENTS OF INCOME

                                                   FOR THE YEARS ENDED
                                                       DECEMBER 31,
                                                ----------------------------
                                                  1997      1996      1995
                                                --------  --------  --------
                                                 (IN THOUSANDS EXCEPT PER
                                                       SHARE DATA)
INTEREST INCOME
Interest and fees on loans                      $592,071  $563,699  $534,269
Interest and dividends on investment
securities:
 Taxable                                         184,231   156,967   151,575
 Tax-exempt                                        9,164     8,827     7,584
Interest on deposits in other financial
institutions                                         779       437       596
Interest on federal funds sold and securities
purchased under agreements to resell                 999     1,267     2,426
Interest on trading account securities                --        --       408
----------------------------------------------------------------------------
   Total interest income                         787,244   731,197   696,858
----------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits                             337,443   320,915   303,083
Interest on short-term borrowings                 72,509    52,184    55,105
Interest on long-term borrowings                   1,685     2,824     2,311
----------------------------------------------------------------------------
   Total interest expense                        411,637   375,923   360,499
----------------------------------------------------------------------------
NET INTEREST INCOME                              375,607   355,274   336,359
Provision for possible loan losses                31,668    13,695    14,029
----------------------------------------------------------------------------
Net interest income after provision for
possible loan losses                             343,939   341,579   322,330
----------------------------------------------------------------------------
NONINTEREST INCOME
Trust service fees                                28,764    25,185    22,243
Service charges on deposit accounts               27,909    26,004    23,861
Mortgage banking income                           25,709    23,873    18,052
Loan fees                                         16,407    14,505    13,023
Retail commission income                          15,446    12,757    10,760
Asset sale gains, net                                852    12,520       428
Investment securities gains (losses), net        (32,776)  (10,678)    1,512
Other                                             13,665    12,679    15,110
----------------------------------------------------------------------------
   Total noninterest income                       95,976   116,845   104,989
----------------------------------------------------------------------------
NONINTEREST EXPENSE
Salaries and employee benefits                   133,656   126,154   115,837
Net occupancy expense                             20,297    19,563    19,159
Data processing expense                           16,900    15,905    15,068
Business development and advertising              15,936    14,754    11,120
Equipment rentals, depreciation and
maintenance                                       12,600    12,033    11,433
Stationery and supplies                            5,532     5,030     5,325
FDIC expense                                       3,284     9,675    13,799
Merger, integration and other one-time charges    51,622    33,005     6,458
Other                                             63,820    57,116    54,728
----------------------------------------------------------------------------
   Total noninterest expense                     323,647   293,235   252,927
----------------------------------------------------------------------------
Income before income taxes and extraordinary
item                                             116,268   165,189   174,392
Income tax expense                                63,909    57,487    62,381
----------------------------------------------------------------------------
Income before extraordinary item                  52,359   107,702   112,011
Extraordinary item, net of income taxes of
$370                                                  --      (686)       --
----------------------------------------------------------------------------
Net income                                      $ 52,359  $107,016  $112,011
----------------------------------------------------------------------------
----------------------------------------------------------------------------
Earnings per share:
 Basic:
  Income before extraordinary item              $   1.04  $   2.13  $   2.28
  Extraordinary item                                  --      (.01)       --
  Net income                                    $   1.04  $   2.12  $   2.28
 Diluted:
  Income before extraordinary item              $   1.02  $   2.09  $   2.24
  Extraordinary item                                  --      (.01)       --
  Net Income                                    $   1.02  $   2.08  $   2.24
----------------------------------------------------------------------------
----------------------------------------------------------------------------

          See accompanying notes to Consolidated Financial Statements.

                              ASSOCIATED BANC-CORP
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                NET
                                                             UNREALIZED
                                                                GAIN
                                                             (LOSS) ON             COMMON
                          COMMON STOCK                       SECURITIES             STOCK
                          --------------           RETAINED  AVAILABLE  TREASURY  PURCHASED
                          SHARES  AMOUNT SURPLUS   EARNINGS   FOR SALE   STOCK     BY ESOP   TOTAL
                          ------  ------ --------  --------  ---------- --------  --------- --------
                                                      (IN THOUSANDS)
Balance, December 31,
1994, as previously
reported                  14,531   $145  $159,086  $148,081   $(3,986)  $(4,043)   $   --   $299,283
Adjustment to
retroactively restate
1997 business
combinations accounted
for as pooling of
interests                 27,850    278    75,214   261,949   ( 8,619)       --    (1,608)   327,214
-----------------------------------------------------------------------------------------------------
Balance December 31,
1994, as restated         42,381    423   234,300   410,030   (12,605)   (4,043)   (1,608)   626,497
-----------------------------------------------------------------------------------------------------
Net income                    --     --        --   112,011        --        --        --    112,011
Cash dividends, $0.81
per share                     --     --        --   (16,924)       --        --        --    (16,924)
Cash dividends of pooled
affiliates                    --     --        --   (14,156)       --        --        --    (14,156)
5-for-4 stock split
effected in the form of
a stock dividend           3,153     32        --       (32)       --        --        --         --
Exercise of incentive
stock options                509      5     2,610        --        --     1,863        --      4,478
Payment on ESOP loan          --     --        --        --        --        --       790        790
Tax benefits of
restricted shares and
options                       --     --       443        --        --        --        --        443
Change in unrealized
gain (loss) on
securities available for
sale, net of related
income taxes                  --     --        --        --    12,693        --        --     12,693
Reissuance of treasury
stock in a business
combination                  (15)    --      (478)       --        --       478        --         --
Purchase of treasury
stock                         --     --        --        --        --    (2,085)       --     (2,085)
Pre-merger transactions
of pooled company             44     --       822        --        --        --       547      1,369
-----------------------------------------------------------------------------------------------------
Balance, December 31,
1995                      46,072    460   237,697   490,929        88    (3,787)     (271)   725,116
-----------------------------------------------------------------------------------------------------
Net income                    --     --        --   107,016        --        --        --    107,016
Cash dividends, $0.95
per share                     --     --        --   (20,278)       --        --        --    (20,278)
Cash dividends of pooled
affiliates                    --     --        --   (19,309)       --        --        --    (19,309)
Issuance of stock in
connection with business
combinations                 868      9     9,800     6,566         8        --        --     16,383
Exercise of incentive
stock options                303      3       966        --        --     2,208        --      3,177
Tax benefits of
restricted shares and
options                       --     --       564        --        --        --        --        564
Retirement of stock
previously issued in
connection with a
business combination        (212)    (2)   (3,760)       --        --     3,762        --         --
Payment on ESOP loan          --     --        --        --        --        --       271        271
Change in unrealized
gain (loss) on
securities available for
sale, net of related
income taxes                  --     --        --        --     8,185        --        --      8,185
Purchase of treasury
stock                         --     --        --        --        --    (3,101)              (3,101)
Pre-merger transactions
of pooled company           (496)    (5)  (14,457)       --        --        --        --    (14,462)
-----------------------------------------------------------------------------------------------------
Balance, December 31,
1996                      46,535    465   230,810   564,924     8,281      (918)       --    803,562
-----------------------------------------------------------------------------------------------------
Net income                    --     --        --    52,359        --        --        --     52,359
Cash dividends, $1.11
per share                     --     --        --   (16,983)       --        --        --    (16,983)
Cash dividends of pooled
affiliates                    --     --        --   (32,345)       --        --        --    (32,345)
6-for-5 stock split
effected in the form of
a stock dividend           3,746     37       (37)       --        --        --        --         --
Issuance of stock in
connection with business
combinations                 345      4     3,778     4,218        64        --        --      8,064
Exercise of incentive
stock options                382      4     3,847    (2,177)       --     3,494        --      5,168
Tax benefits of
restricted shares and
options                       --     --       716        --        --        --        --        716
Change in unrealized
gain (loss) on
securities available for
sale, net of related
income taxes                  --     --        --        --    17,799        --        --     17,799
Purchase of treasury
stock                         --     --        --        --        --    (3,599)       --     (3,599)
Pre-merger transactions
of pooled company           (613)    (6)  (21,042)       --        --        --        --    (21,048)
-----------------------------------------------------------------------------------------------------
Balance, December 31,
1997                      50,395   $504  $218,072  $569,996   $26,144   $(1,023)       --   $813,693
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------

          See accompanying notes to Consolidated Financial Statements.

                              ASSOCIATED BANC-CORP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              FOR THE YEARS ENDED DECEMBER
                                                           31,
                                             ---------------------------------
                                               1997        1996        1995
                                             ---------  ----------  ----------
                                                     (IN THOUSANDS)
OPERATING ACTIVITIES
 Net Income                                  $  52,359  $  107,016  $  112,011
Adjustments to reconcile net income to net
cash provided by operating activities:
 Provision for possible loan losses             31,668      13,695      14,029
 Provision for losses on other real estate
 owned                                              --        (467)        502
 Depreciation and amortization                  14,418      14,415      13,075
 Amortization of mortgage servicing rights       6,472       4,237       2,537
 Amortization of intangibles                     6,217      11,983       8,306
 Deferred income taxes                         (20,953)     (4,342)     (6,174)
 Net amortization (accretion) of premiums
 and discounts                                  (1,499)     (9,116)      1,091
 (Gain) loss on sales of securities, net        32,776      10,678      (1,512)
 Decrease (increase) in interest receivable
 and other assets                               (1,663)      8,369      (9,548)
 Increase in interest payable and other
 liabilities                                    33,597       7,842      16,389
 Amortization (accretion) of loan fees and
 costs                                            (522)        151        (224)
 Purchase of trading account securities             --          (5)     (1,294)
 Proceeds from sales of trading account
 securities                                         --          37       1,332
 Net (increase) decrease in loans held for
 sale                                            5,810      29,586     (17,112)
 Gain on sales of loans held for sale, net      (8,981)     (6,976)     (3,390)
 Gain on other asset sales, net                   (852)    (12,520)       (428)
 Other, net                                         --        (417)        165
-------------------------------------------------------------------------------
Net cash provided by operating activities    $ 148,847  $  174,166  $  129,755
-------------------------------------------------------------------------------
INVESTING ACTIVITIES
Net decrease in federal funds sold and
securities purchased under agreements to
resell                                       $  20,891  $   31,698  $   12,535
Net decrease (increase) in interest-bearing
deposits in other financial institutions          (971)     32,398     (11,391)
Purchases of held to maturity securities      (203,759)   (192,744)   (205,029)
Purchases of available for sale securities    (316,112) (1,156,929)   (132,740)
Proceeds from sales of available for sale
securities                                      71,178     434,145      20,946
Maturities of held to maturity securities      258,034     351,966     408,376
Maturities of available for sale securities     29,260     362,536     149,199
Net increase in loans                         (466,093)   (418,676)   (427,980)
Proceeds from sales of other real estate
owned                                            7,177       9,262       9,440
Purchases of premises and equipment, net of
disposals                                      (11,805)    (27,528)     (7,737)
Mortgage servicing rights additions             (9,801)     (8,867)     (8,341)
Net cash received (paid) in acquisition of
subsidiary                                       5,051         461        (480)
Proceeds from sale of other assets                 343      62,573         182
-------------------------------------------------------------------------------
Net cash used by investing activities        $(616,607) $ (519,705) $ (193,020)
-------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net increase in deposits                     $ 337,191  $  163,736  $  229,058
Net increase (decrease) in short-term
borrowings                                     117,555     264,186     (40,723)
Cash dividends                                 (49,328)    (39,587)    (31,080)
Repayment of long-term borrowings                   --      (2,644)    (80,081)
Proceeds from issuance of long-term
borrowings                                          --       6,000      15,000
Proceeds from exercise of stock options          5,168       3,177       4,478
Proceeds from vesting of employee benefit
plans                                               --         271       1,929
Stock purchases by pooled company              (21,048)    (14,447)         --
Purchase of treasury stock                      (3,599)     (3,101)     (2,085)
-------------------------------------------------------------------------------
Net cash provided by financing activities    $ 385,939  $  377,591  $   96,496
-------------------------------------------------------------------------------
Net increase (decrease) in cash and cash
equivalents                                    (81,821)     32,052      33,231
Cash and due from banks at beginning of
year                                           369,842     337,790     304,559
-------------------------------------------------------------------------------
Cash and due from banks at end of year       $ 288,021  $  369,842  $  337,790
-------------------------------------------------------------------------------
Supplemental disclosures of cash flow
information:
Cash paid during the year for:
 Interest                                    $ 409,797  $  375,318  $  349,899
 Income taxes                                   79,440      59,661      67,741
Supplemental schedule of noncash investing
activities:
 Loans transferred to other real estate          5,263       9,135       7,409
 Loans made in connection with the
 disposition of other real estate                  240         223         177
 Mortgage loans securitized and transferred
 to securities available for sale                   --     161,087          --
 Securities transferred from held to
 maturity to available for sale                251,946          --     412,771
 Mortgage loans transferred to loans held
 for sale                                       68,340      27,068      15,467
 Acquisitions:
 Fair value of assets acquired, including
 cash and cash equivalents                          --      40,715       3,670
 Value ascribed to intangibles                      --       1,900       1,462
 Liabilities assumed                                --      34,772       5,132
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

          See accompanying notes to Consolidated Financial Statements.

                             ASSOCIATED BANC-CORP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1997, 1996, AND 1995

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accounting and reporting policies of Associated Banc-Corp and its subsidiaries (Corporation) conform to generally accepted accounting principles and to general practice within the banking and mortgage banking industries. The following is a description of the more significant of those policies.

Throughout the notes to Consolidated Financial Statements, references are made to FFC (First Financial Corporation) and its wholly owned subsidiary FFB (First Financial Bank).

BUSINESS

The Corporation provides a full range of banking and related financial services to individual and corporate customers through its network of bank and nonbank affiliates in Wisconsin, Illinois, Nevada, Arizona, California and Missouri. The Corporation is subject to competition from other financial institutions and is regulated by federal and state banking agencies and undergoes periodic examinations by those agencies.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The Consolidated Financial Statements include the accounts of the Corporation and subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation. Results of operations of companies purchased are included from the date of acquisition. The Consolidated Financial Statements have been restated to include companies acquired under pooling of interests when material. Certain amounts in the 1995 and 1996 consolidated financial statements have been reclassified to conform with the 1997 presentation.

In preparing the Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Estimates that are particularly susceptible to significant change include the determination of the allowance for possible loan losses and the valuation of investments and mortgage servicing rights.

INVESTMENT SECURITIES

Securities are classified as held to maturity, available for sale, or trading. Investment securities classified as held to maturity, which management has the intent and ability to hold to maturity, are reported at amortized cost, adjusted for amortization of premiums and accretion of discounts using a method that approximates level yield. The amortized cost of debt securities classified as held to maturity or available for sale is adjusted for amortization of premiums and accretion of discounts to earlier of call date or maturity, or in the case of mortgage-related securities, over the estimated life of the security. Such amortization and accretion is included in interest income from the related security. Available for sale and trading securities are reported at fair value with unrealized gains and losses, net of related deferred income taxes, included in stockholders' equity or income, respectively. Realized securities gains or losses and declines in value judged to be other than temporary are included in investment securities gains (losses), net in the consolidated statements of income. The cost of securities sold is based on the specific identification method. Any security for which there has been other than temporary impairment of value is written down to its estimated market value.

In determining if declines in value are other than temporary, management estimates future cash flows to be generated by pools of loans underlying the mortgage-related securities. Included in this evaluation are such factors as
(i) estimated loan prepayment rates, (ii) a review of delinquencies, foreclosures, repossessions and recovery rates relative to the underlying mortgage loans collateralizing each security, (iii) the level of available subordination or other credit enhancements, (iv) an assessment of the servicer of the underlying mortgage portfolio and (v) the rating assigned to each security by independent national rating agencies.

LOANS

Loans and leases are carried at the principal amount outstanding, net of any unearned income. Unearned income, primarily from direct leases, is recognized on a basis that generally approximates a level yield on the outstanding balances receivable. Interest on all other loans is based upon the principal amount outstanding.

Loans are normally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact on the collectibility of principal or interest on loans, it is management's practice to place such loans on nonaccrual status immediately, rather than delaying such action until the loans become 90 days past due. Previously accrued and uncollected interest on such loans is reversed, amortization of related loan fees is suspended, and income is recorded only to the extent that interest payments are subsequently received in cash and a determination has been made that the principal balance of the loan is collectable. If collectibility of the principal is in doubt, payments received are applied to loan principal.

Loan origination fees and certain direct loan origination costs on real estate and commercial loans are deferred and recognized as an adjustment of yield using the interest method. Nonrefundable fees and direct origination costs associated with installment loans are insignificant and are not accounted for as an adjustment of yield of the related loan categories. Loan origination fees and direct origination costs on residential real estate loans held for sale are also not accounted for as an adjustment of yield. All other loan fees are included in other income.

LOANS HELD FOR SALE

Loans held for sale are recorded at the lower of cost or market as determined on an aggregate basis and generally consist of current production of certain fixed-rate first mortgage loans. Holding costs are treated as period costs.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

The allowance for possible loan losses is a reserve for estimated credit losses. Credit losses arise primarily from the loan portfolio. Actual credit losses, net of recoveries, are deducted from the allowance for possible loan losses. A provision for possible loan losses, which is a charge against earnings, is added to bring the allowance to a level that, in management's judgment, is adequate to absorb losses inherent in the loan portfolio. Management performs an ongoing assessment of the loan portfolio to determine the appropriate level of the allowance. The factors considered in the evaluation include, but are not necessarily limited to, estimated losses from loans, general economic conditions, deterioration in credit concentration or pledged collateral, historical loss experience, and trends in portfolio volume, maturity, composition, delinquencies and nonaccruals. Estimated credit losses related to off balance sheet arrangements, if any, are included in accrued expenses and other liabilities.

Management, considering current information and events regarding the borrower's ability to repay their obligations, considers a loan to be impaired when it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the note agreement, including principal and interest. Management has determined that commercial loans and commercial real estate loans that have a nonaccrual status or have had their terms restructured meet this definition. Large groups of homogeneous loans, such as mortgage and installment loans and leases, are collectively evaluated for impairment. The amount of impairment is measured based on the fair value of the collateral, if the loan is collateral dependent, or alternatively, at the present value of expected future cash flows discounted at the loan's effective interest rate. Interest income on impaired loans is recorded when cash is received and only if principal is considered to be fully collectable.

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

REAL ESTATE ACQUIRED IN FORECLOSURE

Real estate acquired in foreclosure includes properties acquired in partial or total satisfaction of loans and is included in other assets in the accompanying consolidated statements of financial condition. Properties are recorded at the lower of recorded investment in the loans at the time of acquisition or the fair value of the properties, less estimated selling costs. Any write-down in the carrying value of a property at the time of acquisition is charged to the allowance for possible loan losses. Any subsequent write-downs to reflect current fair market value, as well as gains and losses on disposition and revenues and expenses incurred in maintaining such properties, are expensed.

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

INTANGIBLES

The excess of the purchase price over the fair value of net assets of subsidiaries acquired consists primarily of goodwill and core deposit intangibles that are being amortized on straight-line and accelerated methods. Goodwill is amortized to operating expense over periods of 10 to 40 years. Core deposit intangibles are amortized to expense over periods of 7 to 10 years. Other intangibles are amortized on an accelerated basis over shorter periods. The Corporation reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

During 1997 and 1996, the Corporation recorded additional goodwill and deposit base intangible amortization of $1.6 million and $4.2 million, respectively.

Goodwill outstanding, net of accumulated amortization, at December 31, 1997 and 1996 was $22.7 million and $26.7 million, respectively. Deposit base intangibles outstanding, net of accumulated amortization, at December 31, 1997 and 1996 was $11.7 million and $15.6 million, respectively.

MORTGAGE SERVICING RIGHTS

The Corporation recognizes as separate assets the rights to service mortgage loans for others, however those rights are acquired. Capitalized mortgage servicing rights are assessed for impairment based on the fair value of those rights.

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

Effective January 1, 1997, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 requires that after a transfer of financial assets, the Corporation must recognize the financial and servicing assets controlled and liabilities incurred, and derecognize financial assets and liabilities in which control is surrendered or debt is extinguished. In such cases, servicing assets are determined based on estimated future revenues from contractually specified servicing fees and other ancillary revenues that are expected to compensate the Corporation for performing the servicing. The adoption of SFAS No. 125 has not had a material effect on the Corporation's consolidated financial statements.

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

DERIVATIVE FINANCIAL INSTRUMENTS

The Corporation enters into interest rate swap agreements to manage interest rate exposure in its loan portfolio from changes in market interest rates. These agreements involve the receipt of fixed or floating rate amounts in exchange for floating or fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The differential to be paid or received is accrued monthly and recognized as an adjustment to interest income or expense. The related amount payable to or receivable from counterparties is included in other liabilities or assets. The fair values of the swap agreements are not recognized in the consolidated financial statements. Gains or losses from terminated agreements are deferred and accreted or amortized to interest income over the remaining life of the asset related to the terminated agreement.

Interest rate futures contracts are commitments to either purchase or sell a financial instrument at a specified price on an agreed-upon future date. These contracts may be settled either in cash or by delivery of the underlying financial instruments. Positions which are designated and effectively hedge specific securities are correlated based on certain duration and convexity parameters. Realized gains and losses on positions used in the management of specific asset positions are deferred and amortized over the terms of the item hedged as adjustments to interest income. Gains or losses from terminated contracts are recognized as an adjustment to the hedged asset's recognized gain or loss, included in investment security sales gains or losses in noninterest income.

STOCK OPTION PLAN

The Corporation accounts for its stock option and equity awards in accordance with Accounting Principles and Board Opinion No. 25 (APB Opinion No. 25) and related interpretations. The Corporation adopted SFAS No. 123, "Accounting for Stock-Based Compensation in 1996." The Corporation has included in Note 11 the impact of the fair value of employee stock-based compensation plans on net income and earnings per share on a pro forma basis for awards granted since January 1, 1995, pursuant to SFAS No. 123.

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, cash and cash equivalents are considered to include cash and due from banks.

PER SHARE COMPUTATIONS

The Corporation adopted SFAS No. 128, "Earnings Per Share," which became effective at year end 1997 for all periods presented. Under the provisions of SFAS No. 128, primary and fully diluted earnings per share were replaced with basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options.

All per share financial information except for the share information in the consolidated statements of changes in stockholders' equity, has been adjusted to reflect the 5-for-4 stock split, effected as a 25% stock dividend, paid to shareholders on June 15, 1995, and the 6-for-5 stock split, effected as a 20% stock dividend, paid to shareholders on March 17, 1997. The Corporation issued 500,995 shares of common stock to a wholly owned subsidiary as part of the 1996 acquisition of F&M Bankshares of Reedsburg, Inc. These shares are not reflected on the consolidated statements of financial condition as issued or outstanding nor were they adjusted for the 6-for-5 stock split.

NOTE 2 BUSINESS COMBINATIONS:

The following table summarizes completed transactions during the three years ended December 31, 1997:

                                                      CONSIDERATION PAID
                                                    ------------------------
                                                                  SHARES OF
                                  DATE   METHOD OF      CASH        COMMON   TOTAL ASSETS   INTANGIBLES
   NAME OF ACQUIRED COMPANY     ACQUIRED ACCOUNTING (IN MILLIONS)  STOCK(A)  (IN MILLIONS) (IN MILLIONS)
--------------------------------------------------------------------------------------------------------
FirstRock Bancorp, Inc. (C)(F)    2/95   Pooling of     $--        4,175,381    $  377         $ --
Rockford, Illinois                       interests
Great Northern Mortgage           7/95   Purchase       1.2               --        (B)         1.5
Company
Rolling Meadows, Illinois
GN Bancorp, Inc. (C) Chicago,     8/95   Pooling of      --          897,151       130           --
Illinois                                 interests
SBL Capital Bank Shares,          3/96   Pooling of      --          399,548        68           --
Inc. (D)                                 interests
Lodi, Wisconsin
Greater Columbia Bank Shares,     4/96   Pooling of      --        1,161,161       211           --
Inc. (C)                                 interests
Portage, Wisconsin
F&M Bankshares of Reedsburg,      7/96   Pooling of      --          641,988       139           --
Inc.                                     interests
Reedsburg, Wisconsin (D)(E)
Mid-America National Bancorp,     7/96   Purchase       7.8               --        39          1.9
Inc.
Chicago, Illinois
Centra Financial, Inc. (D)        2/97   Pooling of      --          414,365        76           --
West Allis, Wisconsin                    interests
First Financial                  10/97   Pooling of     0.1       27,835,929     6,005           --
Corporation (C)                          interests
Stevens Point, Wisconsin

(A) Share amounts have been restated to reflect the 6-for-5 stock split to be effected as a 20% stock dividend payable on March 17, 1997, to shareholders of record at the close of business on March 5, 1997.

(B)The Corporation acquired approximately $535 million in mortgage servicing as part of this acquisition.

(C) All consolidated financial information has been restated as if the transaction had been effected as of the beginning of the earliest period presented.

(D) The transaction was not material to prior years' reported operating results and, accordingly, previously reported results were not restated.

(E)See "Per Share Computations" in Note 1.

(F)Acquired by FFC prior to its merger with the Corporation.

NOTE 3 MERGER, INTEGRATION AND OTHER ONE-TIME CHARGES:

The Corporation recorded merger, integration and other one-time charges of $51.6 million, $33.0 million and $6.5 million in 1997, 1996 and 1995, respectively. Merger, integration and other one-time charges of $51.6 million recorded in 1997 were associated with the acquisition of FFC. One-time charges in 1996 consist of $28.8 million associated with the recapitalization of the Savings Association Insurance Fund (SAIF) and $4.2 million relating to a change in accounting for the amortization of goodwill and other intangible assets. Merger and integration charges recorded in 1995 relate to the acquisition of FirstRock Bancorp, Inc. by FFC. The components of the charges are shown below:

                                                         YEAR ENDED DECEMBER
                                                                 31,
                                                        ----------------------
                                                         1997    1996    1995
                                                        ------- ------- ------
                                                            (IN THOUSANDS)
Employee/director severance and contract costs          $12,598 $    -- $3,813
SAIF recapitalization charge                                 --  28,767     --
Costs associated with duplicative facilities, computer
systems, software and integration                        20,181      --    740
Investment banking, legal and accounting fees            11,151      --  1,035
Change in accounting for the amortization of goodwill
and other intangible assets                                  --   4,238     --
Other                                                     7,692      --    870
                                                       -----------------------
  Total merger, integration and other one-time charges  $51,622 $33,005 $6,458
                                                       -----------------------
                                                       -----------------------

The pretax impact of merger, integration and other one-time charges on basic earnings per share was $1.03, $0.65 and $0.13 in 1997, 1996 and 1995 respectively. The pretax effect of these charges on diluted earnings per share was $1.01 in 1997, $0.64 in 1996, and $0.13 in 1995.

The 1997 merger, integration and other one-time charges of $51.6 million consisted of $22.5 million in cash expenditures made in 1997, $4.5 million in noncash asset write-downs and $24.6 million in anticipated cash expenditures which the Corporation expects will be paid in 1998.

In addition, as a result of the merger with FFC, the Corporation also recorded an additional provision for possible loan losses of $16.8 million in order to conform with the policies, practices and procedures of the Corporation, and as discussed in Note 5, Investment Securities, a $35.3 million pre-tax charge for other than temporary impairment of value in the fourth quarter of 1997.

NOTE 4 RESTRICTIONS ON CASH AND DUE FROM BANKS:

The Corporation's bank subsidiaries are required to maintain certain vault cash and reserve balances with the Federal Reserve Bank to meet specific reserve requirements. These requirements approximated $57.4 million at December 31, 1997.

NOTE 5 INVESTMENT SECURITIES:

The amortized cost and fair values of securities held to maturity at December 31, 1997 and 1996 were as follows:

                                                       1997
                                            -----------------------------------
                                                 GROSS      GROSS
                                    AMORTIZED  UNREALIZED UNREALIZED    FAIR
                                       COST      GAINS      LOSSES     VALUE
                                            -----------------------------------
                                                  (IN THOUSANDS)
U.S. Treasury securities            $      498  $     2    $     --  $      500
Federal agency securities              146,259      896        (337)    146,818
Mortgage-related securities            361,298    6,540      (1,886)    365,952
Obligations of state and political
subdivisions                           183,286    3,038         (24)    186,300
Other securities (debt)                 81,183    1,491          (4)     82,670
                                    -------------------------------------------
Total                               $  772,524  $11,967    $ (2,251) $  782,240
                                    ===========================================
                                                       1996
                                            -----------------------------------
                                                 GROSS      GROSS
                                    AMORTIZED  UNREALIZED UNREALIZED    FAIR
                                       COST      GAINS      LOSSES     VALUE
                                            -----------------------------------
                                                  (IN THOUSANDS)
U.S. Treasury securities            $    4,204  $     9    $    (10) $    4,203
Federal agency securities              143,927      922        (928)    143,921
Mortgage-related securities            673,990    6,676     (12,298)    668,368
Obligations of state and political
subdivisions                           195,860    1,326      (1,621)    195,565
Other securities (debt)                 61,768      674         (87)     62,355
                                    -------------------------------------------
Total                               $1,079,749  $ 9,607    $(14,944) $1,074,412
                                    ===========================================

The amortized cost and fair values of securities available for sale at December 31, 1997 and 1996 were as follows:

                                                       1997
                                            -----------------------------------
                                                 GROSS      GROSS
                                    AMORTIZED  UNREALIZED UNREALIZED    FAIR
                                       COST      GAINS      LOSSES     VALUE
                                            -----------------------------------
                                                  (IN THOUSANDS)
U.S. Treasury securities            $  109,200  $   737    $   (96)  $  109,841
Federal agency securities              324,708    7,558     (1,724)     330,542
Mortgage-related securities          1,536,134   21,848       (379)   1,557,603
Obligations of state and political
subdivisions                            14,312      229       (405)      14,136
Other securities (debt and equity)     142,081   14,178       (687)     155,572
                                    -------------------------------------------
Total                               $2,126,435  $44,550    $(3,291)  $2,167,694
                                    ===========================================
                                                       1996
                                            -----------------------------------
                                                 GROSS      GROSS
                                    AMORTIZED  UNREALIZED UNREALIZED    FAIR
                                       COST      GAINS      LOSSES     VALUE
                                            -----------------------------------
                                                  (IN THOUSANDS)
U.S. Treasury securities            $  149,314  $   655    $  (233)  $  149,736
Federal agency securities              326,049    2,156       (828)     327,377
Mortgage-related securities          1,057,992    5,667     (4,058)   1,059,601
Other securities (debt and equity)     127,787   10,446       (758)     137,475
                                    -------------------------------------------
Total                               $1,661,142  $18,924    $(5,877)  $1,674,189
                                    ===========================================

The amortized cost and fair values of securities held to maturity and securities available for sale at December 31, 1997, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

                               DECEMBER 31, 1997
                    INVESTMENT SECURITIES HELD TO MATURITY

                                                AMORTIZED     FAIR
                                                   COST      VALUE
                                                ---------- ----------
                                                   (IN THOUSANDS)
Due in one year or less                         $   89,962 $   89,990
Due after one year through five years              226,931    230,130
Due after five years through ten years              93,822     95,636
Due after ten years                                    511        532
                                                ---------- ----------
Total (excluding mortgage-related securities)      411,226    416,288
                                                ---------- ----------
Mortgage-related securities                        361,298    365,952
                                                ---------- ----------
Total Investment Securities Held to Maturity    $  772,524 $  782,240
                                                ========== ==========

                   INVESTMENT SECURITIES AVAILABLE FOR SALE

                                                AMORTIZED     FAIR
                                                   COST      VALUE
                                                ---------- ----------
                                                   (IN THOUSANDS)
Due in one year or less                         $  249,128 $  262,597
Due after one year through five years              287,923    289,219
Due after five years through ten years              20,227     20,169
Due after ten years                                 33,023     38,106
                                                ---------- ----------
Total (excluding mortgage-related securities)      590,301    610,091
                                                ---------- ----------
Mortgage-related securities                      1,536,134  1,557,603
                                                ---------- ----------
Total Investment Securities Available for Sale  $2,126,435 $2,167,694
                                                ========== ==========

Total proceeds and gross realized gains and losses from sale of securities available for sale for each of the three years ended December 31 were:

               1997     1996    1995
              ------- -------- -------
                   (IN THOUSANDS)
Proceeds      $71,178 $434,145 $20,946
Gross gains     2,462    6,875   1,311
Gross losses       --   17,588       5

Concurrent with the consummation of the merger with FFC, the Corporation transferred all nonagency mortgage-related securities and an agency security, with a combined amortized cost of $251.9 million from securities held to maturity to securities available for sale. These mortgage-related securities were transferred to maintain the existing interest rate risk position and credit risk policy of the Corporation.

Concurrent with the transfer, the Corporation recorded a $32.5 million pre-tax charge to earnings relative to one agency security with an amortized cost of $130.6 million. Management recorded this other than temporary impairment of value in the fourth quarter of 1997. This security is highly complex, comprised of multiple cash flows predominated by an inverse floater tied to libor for which stress tests indicate that the cash flows are volatile in higher interest rate environments. The estimated fair value of this security at the time of the other than temporary impairment charge was based on quoted prices of instruments with similar characteristics and cash flow valuation techniques.

Additionally, the Corporation recorded a $2.8 million pre-tax charge, on other nonagency mortgage-related securities that were transferred to available for sale, with an amortized cost of $18.9 million to reflect an other than temporary impairment of value in the fourth quarter of 1997. These securities were subsequently sold with no additional loss in January 1998.

The net unrealized gain on the nonagency mortgage-related securities transferred to available for sale from held to maturity in 1997 that were not deemed to have an other than temporary impairment of value was $588,000, which was credited to stockholders' equity, net of income tax of $206,000.

On November 25, 1996, the Corporation sold securities classified as held to maturity prior to their maturity dates. These securities were sold for $1.3 million which approximated amortized cost. These sales were made due to a significant deterioration in the issuer's creditworthiness and, therefore, were not considered to be inconsistent with their original classification.

Securities with an amortized cost of approximately $836 million at December 31, 1997 and $668 million at December 31, 1996 were pledged to secure certain deposits, Federal Home Loan Bank advances, or for other purposes as required or permitted by law.

NOTE 6 LOANS:

Loans at December 31 are summarized below:

                                     1997       1996
                                  ---------- ----------
                                     (IN THOUSANDS)
Commercial and financial          $  951,396 $  807,503
Agricultural                          35,443     33,642
Real estate--construction            335,978    235,478
Real estate--mortgage              4,946,263  4,757,410
Installment loans to individuals     793,424    813,875
Lease financing                       14,072     10,449

  Total                           $7,076,576 $6,658,357



A summary of the changes in the allowance for possible loan losses for the years indicated is as follows:

                                   1997      1996      1995
                                 --------  --------  --------
                                       (IN THOUSANDS)
Balance at beginning of year     $ 71,767  $ 68,560  $ 65,774
Balance related to acquisitions       728     3,511        --
Charge-offs                       (15,049)  (17,616)  (15,872)
Recoveries                          3,617     3,617     4,629
                                                    ----------
Net charge-offs                   (11,432)  (13,999)  (11,243)
Provision charged to expense       31,668    13,695    14,029
                                                    ----------
Balance at end of year           $ 92,731  $ 71,767  $ 68,560
                                                    ----------
                                                    ----------

Nonaccrual loans totaled $32.4 million and $32.3 million at December 31, 1997 and 1996, respectively.

Management has determined that commercial loans and commercial real estate loans that have a nonaccrual status or have had their terms restructured are defined as impaired loans. The following table presents data on impaired loans at December 31:

                                                          1997    1996
                                                         ------- -------
                                                         (IN THOUSANDS)
Impaired loans for which an allowance has been provided  $ 2,252 $ 1,920
Impaired loans for which no allowance has been provided   10,652  10,558
                                                                --------
Total loans determined to be impaired                    $12,904 $12,478
                                                                --------
                                                                --------
Required allowance                                       $ 1,206 $ 1,001
                                                                --------
                                                                --------

For the years ended December 31:

                                                      1997    1996    1995
                                                     ------- ------- -------
                                                          (IN THOUSANDS)
Average recorded investment in impaired loans        $13,103 $12,280 $10,668
                                                      ----------------------
                                                      ----------------------
Cash basis interest income recognized from impaired
loans                                                $   650 $   594 $   695
                                                      ----------------------
                                                      ----------------------

A summary of loans made by the Corporation's subsidiaries to or for the benefit of directors and executive officers or their affiliated companies of the Corporation or its subsidiaries during 1997 is as follows:

                                   1997
                              --------------
                              (IN THOUSANDS)
Balance at beginning of year     $ 73,945
New loans                          31,779
Repayments                        (31,234)
Other changes                      (1,629)
                                 --------
Balance at end of year           $ 72,861
                                 ========

The other changes primarily consisted of: loans to companies where an individual director had a related interest, but as of December 31, 1997, that individual was no longer a director; loans to directors, or their affiliated companies, newly elected in 1997; the beginning-of-year balance of loans to directors, or their affiliated companies, from an acquisition accounted for as pooling of interests, but not restated.

These loans were made on substantially the same terms, including rates and collateral, if any, as those prevailing at the time for comparable transactions with other customers, and did not involve more than a normal risk of collectibility or present other unfavorable features.

The Corporation serves the credit needs of its customers by offering a wide variety of loan programs to customers, primarily in Wisconsin and Illinois. The loan portfolio is widely diversified by types of borrowers, industry groups and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 1997, no concentrations existed in the Corporation's loan portfolio in excess of 10% of total loans, or $708 million.

Other real estate owned, which is included in other assets, totaled $2.1 million and $1.9 million at December 31, 1997 and 1996, respectively.

NOTE 7 LOAN SERVICING RIGHTS:

A summary of changes in the balance of mortgage servicing rights is as follows:

                               1997     1996     1995
                              -------  -------  -------
                                  (IN THOUSANDS)
Balance at beginning of year  $20,238  $15,634  $ 9,891
 Additions                      9,801    8,867    8,341
 Amortization                  (6,472)  (4,237)  (2,598)
 Sales of servicing rights         --       --       --
 Valuation allowance           (1,032)     (26)      --
                              -------  -------  -------
Balance at end of year        $22,535  $20,238  $15,634
                              =======  =======  =======

At December 31, 1997, the Corporation was servicing 1- to 4-family residential mortgage loans owned by other investors with balances totaling $4.97 billion compared with $4.80 billion and $4.37 billion at December 31, 1996 and 1995, respectively.

NOTE 8 PREMISES AND EQUIPMENT:

A summary of premises and equipment at December 31 is as follows:

                                                   1997       1996
                                                 ---------  ---------
                                                   (IN THOUSANDS)
Premises                                         $ 120,570  $ 114,210
Land and land improvements                          26,180     25,358
Furniture and equipment                            102,193     99,022
Leasehold improvements                              11,476     11,717
Less: Accumulated depreciation and amortization   (132,596)  (122,599)
                                                 ---------  ---------
  Total                                          $ 127,823  $ 127,708
                                                 =========  =========

Depreciation and amortization of premises and equipment totaled $14.2 million in 1997, $13.2 million in 1996, and $12.8 million in 1995.

Third parties provide data processing and management information system services to the Corporation pursuant to agreements for information technology services. As of December 31, 1997, the Corporation was engaged in the renegotiations of agreements with its current primary providers. The current agreements are in effect through August 1, 2001 and February 28, 1999. The agreements provide for the delivery of certain information technology services over the life of the agreements. The agreements call for monthly fixed and variable fees covering the cost of systems operations and the migration to new systems. System migration fees are amortized over the life of agreements, while operational costs are expenses as incurred. Operational costs are subject to annual adjustment, indexed to changes in the Consumer Price Index
(CPI). The facilities housing the data processing operations are owned by the Corporation, although remote processing locations are provided by vendors. Certain data processing and other related equipment is leased on a month-to-month basis. The costs associated with these contracts are included in the minimum annual rental and commitment table shown below.

The Corporation and certain subsidiaries are obligated under a number of noncancelable operating leases for other facilities, equipment, and services, certain of which provide for increased rentals based upon increases in volume, cost of living adjustments, and other operating costs.

The approximate minimum annual rentals and commitments under these noncancelable agreements and leases with remaining terms in excess of one year are as follows:

            (IN THOUSANDS)
            --------------
1998           $12,856
1999             9,030
2000             8,685
2001             5,826
2002             2,229
Thereafter      17,650
               -------
Total          $56,276
               =======

Total rental and service expense under leases and other agreements, net of sublease income, totaled $21.6 million in 1997, $21.1 million in 1996, and $20.1 million in 1995.

NOTE 9 DEPOSITS:

The distribution of deposits at December 31 is as follows:

                                        1997       1996
                                     ---------- ----------
                                        (IN THOUSANDS)
Noninterest-bearing demand deposits  $  904,710 $  804,020
Interest-bearing demand deposits        736,540    719,682
Savings deposits                      1,012,050  1,046,604
Money market deposits                 1,014,365    834,202
Time deposits                         4,696,472  4,554,790
                                     ---------- ----------
  Total deposits                     $8,364,137 $7,959,298
                                     ========== ==========

Time deposits of $100,000 or more were $779.9 million and $765.2 million at December 31, 1997 and 1996, respectively. Aggregate annual maturities of certificate accounts at December 31, 1997 are as follows:

MATURES
DURING
YEAR END
DECEMBER
31,         (IN THOUSANDS)
--------    -------------
1998         $3,392,741
1999          1,050,804
2000            184,385
2001             39,921
2002             25,837
Thereafter        2,784
             ----------
  Total      $4,696,472
             ==========

NOTE 10 SHORT-TERM BORROWINGS:

Short-term borrowings at December 31 are as follows:

                                                      1997       1996
                                                   ---------- ----------
                                                      (IN THOUSANDS)
Federal funds purchased and securities sold under
agreements to repurchase                           $  712,250 $  666,030
Federal Home Loan Bank advances                       525,317    451,380
Notes payable to banks                                 87,139     68,937
Commercial paper                                        1,250      2,172
Current maturities of long-term borrowings                 --      3,067
Other borrowed funds                                   11,052      9,807
                                                   ---------- ----------
  Total                                            $1,337,008 $1,201,393
                                                   ========== ==========

Commercial paper is issued in maturities not to exceed nine months at the prevailing market rate at date of issuance. Notes payable to banks are unsecured borrowings under existing lines of credit. At December 31, 1997, the Corporation's parent company had $120 million of established lines of credit with various nonaffiliated banks, of which $87.1 million was outstanding. Borrowings under these lines accrue interest at short-term market rates and are payable upon demand or in maturities up to 90 days.

Subsidiary banks have collateral pledge agreements whereby they have agreed to keep on hand at all times, free of all other pledges, liens, and encumbrances, whole first mortgages on improved residential property with unpaid principal balances aggregating no less than 167% of all outstanding borrowings from the Federal Home Loan Bank. Loans totaling approximately $1.1 billion and $1.30 billion were maintained as collateral to secure Federal Home Loan Bank advances at December 31, 1997, and December 31, 1996, respectively. In addition, at December 31, 1997, an affiliate bank maintained as collateral to secure Federal Home Loan Bank advances, $12 million of mortgage-related securities.

Included in short-term Federal Home Loan Bank advances are callable notes that have original maturities exceeding one year. However, these notes have one-year call premiums, which the Corporation expects to be called.

NOTE 11 LONG-TERM BORROWINGS:

Long-term borrowings at December 31 are as follows:

                                                          1997    1996
                                                         ------- -------
                                                         (IN THOUSANDS)
Parent company:
 8.6% senior unsecured notes                             $    -- $   400
 9.35% subordinated capital note                              --   2,667
                                                         ------- -------
Subsidiaries:
 Federal Home Loan Bank, 4.84% to 7.63% maturing in 1999
 through 2004                                              5,882  21,698
 Industrial development revenue bonds, 6.40% to 7.25%      5,900   6,015
 Collateralized mortgage obligations                       3,488   5,616
Less: Current maturities of long-term borrowings              --  (3,067)
                                                         ------- -------
  Total                                                  $15,270 $33,329
                                                         ======= =======

The table below summarizes the maturities of the Corporation's long-term borrowings:

YEAR                                        (IN THOUSANDS)
----                                        -------------
1998                                           $    --
1999                                             4,010
2000                                             2,090
2001                                               735
2002                                               140
Thereafter                                       8,295
                                               -------
Total                                           15,270
Current maturities of long-term borrowings          --
                                               -------
Total long-term borrowings                     $15,270
                                               =======

The industrial revenue bonds are payable in seven annual installments ranging from $120,000 to $150,000 with additional payments of $1,910,000 and $3,320,000 due October 1, 2012 and 2021, respectively. Interest is payable semi-annually. The bonds were used to refinance an apartment project which was previously sold. The bonds are collateralized by mortgage-backed securities with a carrying value and fair value of $8,093,000 and $8,302,000, respectively, at December 31, 1997. FFB has a loan receivable from the buyer of $5,669,000 at December 31, 1997, which is secured by a first mortgage on the apartment project.

UFS Capital Corporation and FFS Funding Corporation, wholly-owned finance subsidiaries of FFB, have issued the collateralized mortgage obligations. Principal repayments are scheduled in varying amounts through January, 2003. The obligations are collateralized by mortgage-backed securities held by UFS Capital Corporation with a carrying value of $6,847,000, and a fair value of $7,088,000 at December 31, 1997.

In January 1996, FFC redeemed all of its outstanding 8% subordinated notes due November 1999, which aggregated $54,925,000 at the date of redemption. The after-tax cost of $686,000 associated with the redemption has been reported as an extraordinary charge in 1996.

NOTE 12 STOCKHOLDERS' EQUITY:

On March 17, 1997, the Corporation distributed 3.7 million shares of common stock in connection with a 6-for-5 stock split effected in the form of a 20% stock dividend. Additionally, on October 29, 1997, the Corporation issued 27.8 million shares in connection with the merger with FFC.

The Corporation's Articles of Incorporation authorize the issuance of 750,000 shares of preferred stock at a par value of $1.00 per share. No shares have been issued.

At December 31, 1997, subsidiary net assets equaled $746.1 million, of which approximately $131.0 million could be transferred to the Corporation in the form of cash dividends without prior regulatory approval, subject to the capital needs of each subsidiary.

The Corporation has an Incentive Stock Option Plan that provides for the granting of options to key employees to purchase common stock at a price at least equal to the fair market value of the stock on the date of grant. The options granted are for a ten-year term and may be exercised at any time during this period. As of December 31, 1997, 11,107 shares remain available for granting. No options have been granted from this plan since 1985.

In January 1997, the Board of Directors, with subsequent approval of the Corporation's shareholders approved an amendment, increasing the number of shares available to be issued by an additional 720,000 shares, to the Restated Long-Term Incentive Stock Plan ("Stock Plan"). The Stock Plan was adopted by the Board of Directors and originally approved by shareholders in 1987 and amended in 1994. Options are generally exercisable up to 10 years from the date of grant and vest over two to three years. As of December 31, 1997, 865,278 shares remain available for grants.

The stock incentive plans of acquired companies were terminated at each respective merger date. Option holders under such plans received the Corporation's common stock, or options to buy the Corporation's common stock, based on the conversion terms of the various merger agreements. The historical option information presented below has been restated to reflect the options originally granted under the acquired companies' plans.

                                          WEIGHTED
                                           AVERAGE
                              OPTIONS     EXERCISE
                            OUTSTANDING     PRICE     EXERCISABLE
                            -------------------------------------
Balance, December 31, 1994   2,530,054  $ 3.24-$21.83  1,265,756
Granted                        327,893   16.47- 24.17    124,675
Exercised                     (639,933)   4.04- 24.17         --
Forfeited                      (18,942)  19.28- 24.17         --
                            -------------------------------------
Balance, December 31, 1995   2,199,072  $ 3.24-$24.17  1,390,431
                            -------------------------------------
Granted                        363,864   21.70- 30.73     66,843
Exercised                     (383,575)   3.24- 24.17         --
Forfeited                      (23,090)  10.45- 30.73         --
                            -------------------------------------
Balance, December 31, 1996   2,156,271  $ 3.24-$30.73  1,457,274
                            -------------------------------------
Granted                        253,770   35.21- 40.72         --
Exercised                     (486,702)   3.39- 30.73         --
Forfeited                       (6,444)  15.42- 35.21         --
                            -------------------------------------
Balance, December 31, 1997   1,916,895  $ 3.24-$40.72  1,457,274
                            =====================================

Share and price information has been adjusted to reflect the March 17, 1997, 6-for-5 stock split effected as a 20% stock dividend.

The following table summarizes information about the Corporation's stock option's outstanding at December 31, 1997:

                                         WEIGHTED                                WEIGHTED
                            OPTIONS      AVERAGE      REMAINING     GRANTS       AVERAGE
                          OUTSTANDING EXERCISE PRICE LIFE (YEARS) EXERCISABLE EXERCISE PRICE
                          ------------------------------------------------------------------
Range of Exercise Price:
 $ 3.24-$ 4.38                65,277      $ 3.51         2.51         65,277      $ 3.51
 $ 5.12-$ 6.67                53,563        6.42         4.15         53,563        6.42
 $ 8.37-$10.45               637,938        9.99         4.34        637,938        9.99
 $14.25-$21.36               368,664       19.94         5.66        363,406       19.98
 $21.70-$30.73               539,484       25.87         7.25        337,090       24.38
 Greater than $35.21         251,969       35.31         9.09             --          --
                          ------------------------------------------------------------------
  TOTAL                    1,916,895      $19.38         5.97      1,457,274      $15.39
                          ==================================================================

The Corporation applies APB Opinion No. 25 in accounting for the Stock Plan and, accordingly, compensation cost based on fair value at grant date has not been recognized for its stock options in the consolidated financial statements during the three years ended December 31, 1997. Had the Corporation determined the compensation cost based on the fair value at grant date for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation", the Corporation's net income would have been reduced to the pro forma amounts indicated below:

                                                  FOR THE YEARS ENDED DECEMBER
                                                               31,
                                                 -------------------------------------
                                                  1997           1996           1995
                                                 -------       --------       --------
                                                         (IN THOUSANDS)
Net Income                     As Reported       $52,359       $107,016       $112,011
                               Pro Forma         $51,179       $106,293       $111,551
Basic Earnings Per Share       As Reported       $  1.04       $   2.12       $   2.28
                               Pro Forma         $  1.02       $   2.10       $   2.27
Diluted Earnings Per Share     As Reported       $  1.02       $   2.08       $   2.24
                               Pro Forma         $  1.00       $   2.06       $   2.23

Pro Forma net income reflects only options granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' graded vesting period and compensation cost for options granted prior to January 1, 1995, is not considered. However, the annual expense allocation methodology prescribed by SFAS No. 123 attributes a higher percentage of the reported expense to earlier years than to later years, resulting in an accelerated expense recognition.

The fair value of each option granted is estimated on the grant date using the Black-Scholes option-pricing model. The following assumptions were used in estimating the fair value for options granted in 1997, 1996 and 1995:

                                 1997    1996    1995
                                ------  ------  ------
Dividend yield                    2.10%   3.00%   2.70%
Risk free interest rate           6.47%   5.46%   7.65%
Weighted average expected life  7 yrs.  7 yrs.  7 yrs.
Expected volatility              19.64%  20.49%  21.54%

The weighted average per share fair values of options granted in 1997, 1996 and 1995 were $10.01, $6.92 and $6.99, respectively.

NOTE 13 RETIREMENT PLAN:

The Corporation has a noncontributory defined benefit retirement plan covering substantially all full-time employees. The benefits are based primarily on years of service and the employee's compensation paid while a participant in the plan. The Corporation's funding policy is consistent with the funding requirements of federal law and regulations. Plan assets are actively managed by investment professionals.

The following table sets forth the plan's funded status at December 31:

                                                    1997      1996      1995
                                                  --------  --------  --------
                                                        (IN THOUSANDS)
Actuarial present value of accumulated benefit
obligations:
  Vested                                          $(23,940) $(20,103) $(19,471)
  Nonvested                                         (1,983)   (1,829)   (1,888)
                                                        -----------------------
Total                                             $(25,923) $(21,932) $(21,359)
                                                        -----------------------
Projected benefit obligation                      $(27,058) $(22,823) $(22,362)
Plan assets at fair value, primarily marketable
securities                                          30,085    24,783    21,778
                                                        -----------------------
Plan assets in excess of (less than) projected
benefit obligation                                   3,027     1,960      (584)
Unrecognized net asset                              (1,759)   (1,955)   (2,150)
Unrecognized prior service cost                        483       314       334
Unrecognized gain                                   (5,700)   (3,615)   (1,639)
                                                        -----------------------
Accrued pension liability                         $ (3,949) $ (3,296) $ (4,039)
                                                        -----------------------
                                                        -----------------------
Net periodic pension costs include the following
components:
Service cost-benefits earned during the period    $  1,582  $  1,465  $  1,308
Interest cost on projected benefit obligation        1,729     1,593     1,622
Actual return on assets                             (6,131)   (2,824)   (4,515)
Net amortization and deferral                        4,144     1,048     2,856
                                                        -----------------------
Net periodic pension expense                      $  1,324  $  1,282  $  1,271
                                                        -----------------------
                                                        -----------------------
Assumptions used in expense calculations were:
Discount rates                                        7.50%     7.00%     8.00%
Rates of increase in compensation levels              5.00%     5.00%     5.00%
Expected long-term rate of return on assets           9.00%     9.00%     9.00%
                                                        -----------------------

Assumptions used for the December 31, 1997 liability included a discount rate of 7.00% and a 5.00% increase in compensation levels.

The Corporation and its subsidiaries, excluding FFC, also have a Profit Sharing/Retirement Savings Plan. Total expense related to contributions to the plan was $4.5 million, $4.4 million, and $3.7 million in 1997, 1996, and 1995, respectively.

The profit sharing contribution is determined annually by the Administrative Committee of the Board of Directors. The formula is based on the return on average equity of each affiliate and the Corporation.

FFC has a noncontributory defined benefit retirement plan covering substantially all Illinois-based employees. The benefits are based primarily on years of service and the employee's compensation paid while a participant in the plan. The Corporation's funding policy is consistent with the funding requirements of federal law and regulations. Plan assets are actively managed by investment professionals. This plan was merged into the Corporation's plan on January 1, 1998.

The following table sets forth the plan's funded status at December 31:

                                                  1997     1996     1995
                                                 -------  -------  -------
                                                     (IN THOUSANDS)
Actuarial present value of accumulated benefit
obligations:
 Vested                                          $(3,281) $(2,936) $(2,971)
 Nonvested                                          (698)    (491)    (155)
                                                 -------------------------
Total                                            $(3,979) $(3,427) $(3,126)
                                                 =========================
Projected benefit obligation                     $(4,086) $(3,530) $(3,238)
Plan assets at fair value, primarily marketable
securities                                         4,145    4,080    4,143
                                                 -------------------------
Plan assets in excess of (less than) projected
benefit obligation                                    59      550      905
Unrecognized net asset                              (919)  (1,047)  (1,175)
Unrecognized prior service cost                      180      190      201
Unrecognized loss                                    646      480      500
                                                 -------------------------
Accrued pension liability (receivable)           $   (34) $   173  $   431
                                                 =========================
Net periodic pension costs include the
following components:
Service cost-benefits earned during the period   $   374  $   363  $   291
Interest cost on projected benefit obligation        286      256      240
Actual return on assets                             (554)    (319)    (765)
Net amortization and deferral                        101     (140)     357
                                                 -------------------------
Net periodic pension expense                     $   207  $   160  $   123
                                                 =========================
Assumptions used in expense calculations were:
Discount rates                                      7.50%    7.25%    8.25%
Rates of increase in compensation levels            5.00%    5.00%    5.00%
Expected long-term rate of return on assets         8.50%    8.50%    8.50%
                                                 ------------------------------

Assumptions used for the December 31, 1997 liability included a discount rate of 7.00% and a 5.00% increase in compensation levels.

FFC also has a defined-contribution profit sharing plan covering all full-time employees who have completed one year of service and are at least twenty-one years old. Corporate contributions are discretionary. Total expense related to contributions to the plan was $3.5 million, $2.1 million, and $0 in 1997, 1996, and 1995, respectively. This plan was merged into the Corporation's plan on January 1, 1998.

FFC sponsored a supplemental executive retirement plan for certain executive officers, which is partially funded through life insurance and provides additional benefit at retirement, and an unfunded defined benefit retirement plan for all outside directors. FFC also entered into employment agreements with certain executive officers. As a result of the merger with the Corporation, FFC recorded a charge of $11.7 million for the year ended December 31, 1997 to terminate the plans and employment agreements. This charge is included in the Corporation's merger, integration and other one-time charges as described in Note 3. Expense for the supplemental retirement plan and defined-benefit retirement plan for outside directors was $480,000 and $341,000 for the years ended December 31, 1996 and 1995, respectively.

NOTE 14 INCOME TAX EXPENSE:

The current and deferred amounts of income tax expense (benefit) are as follows:

                                      YEARS ENDED DECEMBER 31,
                                      --------------------------
                                        1997     1996     1995
                                      --------  -------  -------
                                           (IN THOUSANDS)
      Current:
       Federal                        $ 75,238  $55,660  $59,350
       State                             9,624    6,169    9,205
                                      --------------------------
      Total current                     84,862   61,829   68,555
                                      --------------------------
      Deferred:
       Federal                         (17,860)  (2,875)  (4,218)
       State                            (3,093)  (1,467)  (1,956)
                                      --------------------------
      Total deferred                   (20,953)  (4,342)  (6,174)
                                      --------------------------
      Total income tax expense          63,909   57,487   62,381
                                      --------------------------
      Extraordinary item                   --      (370)     --
                                      --------------------------
      Total after extraordinary item  $ 63,909  $57,117  $62,381
                                      ==========================

Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities resulted in deferred taxes. Deferred tax assets and liabilities at December 31 are as follows:

                                                             1997     1996
                                                           --------  -------
                                                            (IN THOUSANDS)
Gross deferred tax assets:
 Allowance for possible loan losses                        $ 36,463  $27,891
 Accrued liabilities                                         13,025    2,044
 Accrued pension expense                                      1,325    1,325
 Deferred compensation                                        6,554    4,988
 Securities valuation adjustment                             17,532    3,511
 Deposit base intangible amortization                         3,409    4,053
 Benefit of tax loss carryforwards                           14,420    9,225
 Other                                                        4,065    3,008
                                                           -----------------
Total gross deferred tax assets                              96,793   56,045
Valuation adjustment for deferred tax assets                (22,276)  (4,024)
                                                           -----------------
                                                             74,517   52,021
Gross deferred tax liabilities:
 Premises and equipment                                       3,723    4,005
 Deferred loan fee income and other loan yield adjustment     2,527    1,487
 FHLB bank stock dividend                                     1,059    1,059
 State income taxes                                           1,740    1,633
 Other                                                        2,594    1,916
                                                           -----------------
Total gross deferred tax liabilities                         11,643   10,100
                                                           -----------------
Net deferred tax assets                                      62,874   41,921
                                                           -----------------
Tax effect of unrealized gain related to available for
sale securities                                             (14,938)  (4,884)
                                                           -----------------
Net deferred tax assets including unrealized gain related
to available for sale securities                           $ 47,936  $37,037
                                                           =================

Components of the 1996 deferred tax assets have been adjusted to reflect the filing of corporate income tax returns.

For financial reporting purposes, a valuation allowance has been recognized to offset deferred tax assets related to state net operating loss carryforwards of a subsidiary and other temporary differences. When realized, the tax benefit for these items will be used to reduce current tax expense for that period.

The effective income tax rate differs from the statutory federal tax rate. The major reasons for this difference are as follows:

                                                       1997  1996  1995
                                                       ----  ----  ----
Federal income tax rate at statutory rate              35.0% 35.0% 35.0%
Increases (decreases) resulting from:
 Tax-exempt interest and dividends                     (2.9) (2.0) (1.5)
 State income taxes (net of federal income taxes)       3.3   1.8   2.7
 Merger, integration and other one-time charges         3.4    --    --
 Change in valuation allowance for deferred tax assets 15.7    --    --
 Other                                                  0.5   0.1  (0.4)
                                                                  ------
Effective income tax rate                              55.0% 34.9% 35.8%
                                                                  ------
                                                                  ------

As of December 31, 1997, the Corporation had approximately $4.2 million of purchased net operating loss carryforwards available to reduce federal tax liability through the year 2009. Utilization of the net operating loss carryforwards is reflected as a charge in lieu of current tax expense and recorded in the consolidated statements of financial condition as a reduction to goodwill. In addition, the Corporation has net operating loss carryforwards for state income tax purposes of $97.0 million, which are available to offset future state taxable income, if any, through 2012.

FFB qualified under provisions of the Internal Revenue Code that permitted it to deduct from taxable income an allowance for bad debts that differed from the provision for such losses charged to income for financial reporting purposes. Accordingly, no provision for income taxes has been made for $79,243,000 of retained income at December 31, 1997. If income taxes had been provided, the deferred tax liability would have been approximately $31,804,000.

NOTE 15 COMMITMENTS AND CONTINGENT LIABILITIES:

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

The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit, and standby letters of credit and financial guarantees written is represented by the contractual amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The following is a summary of financial instruments with off-balance sheet risk at December 31:

                                                            1997       1996
                                                         ---------- ----------
                                                            (IN THOUSANDS)
Financial instruments whose contract amounts represent
credit risk:
 Commitments to extend credit                            $2,459,154 $2,265,225
 Commercial letters of credit                                 3,981      3,489
 Standby letters of credit and financial guarantees
 written                                                     95,410     52,287
Financial instruments whose notional or contract amount
exceeds the amount of credit risk:
 Interest rate swap agreements                                3,300      3,400
 Futures                                                     70,500         --
Loans sold with recourse                                     12,000     27,000

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

The underlying contract may entail either financial or nonfinancial undertakings of the account party with the beneficiary. The underlying contract may involve such things as the customer's payment of commercial paper, delivery of merchandise, completion of a construction contract or repayment of the account party's obligations to the beneficiary. Under the terms of a standby letter, as a general rule, drafts will be drawn only when the underlying event fails to occur as intended.

The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

The Corporation enters into various interest rate swaps in managing its interest rate risk. In these swaps, the Corporation agrees to exchange, at specified intervals, the difference between fixed- and floating-interest amounts calculated on an agreed-upon notional principal amount. At December 31, 1997 and 1996, $3.3 million and $3.4 million, respectively of "pay-fixed" swaps were in effect converting a fixed rate commercial loan to a variable rate.

The Corporation's current credit exposure on swaps is limited to the value of interest rate swaps that have become favorable to the Corporation. At December 31, 1997, the market value of interest rate swaps was a positive $14,000.

If an interest rate swap that is used to manage interest rate risk is terminated early, any resulting gain or loss is deferred and accreted or amortized to noninterest income or expense over the remaining life of the asset related to the terminated agreement.

Deferred gains totaling $107,000 at December 31, 1997, resulting from interest rate swaps terminated during 1994 with notional amounts of $19.8 million, are included in other liabilities and will be recognized as part of interest income in the following periods: $97,000 in 1998, and $10,000 in 1999.

The Corporation enters into various interest rate futures contracts to hedge specific investment securities. These contracts are commitments to either purchase or sell a financial instrument at a specified price on an agreed-upon future date. In November 1997, the Corporation hedged certain agency issued zero-coupon bonds held by FFC, with a carrying value of $37.2 million and a market value of $41.6 million, by executing various interest rate futures contracts. These contracts had a notional value of $70.5 million and a maturity date of March 1998. Initial margin requirements on the futures contracts are provided by investment securities provided as collateral. Unrealized losses, net of tax, of $924,000 on the futures contracts outstanding have been recorded as a component of the net unrealized gain on securities available for sale at December 31, 1997. Subsequently, in January 1998, the futures contracts were closed and the zero-coupon bonds were sold. A net gain of $5.1 million will be recognized, in investment securities gains, in the first quarter of 1998 from these transactions.

All loans currently sold to others are sold on a nonrecourse basis with the servicing rights of these loans retained by the Corporation. At December 31, 1997 and 1996, $12 million and $27 million, respectively, of the serviced loans were previously sold with recourse, the majority of which is either federally-insured or federally-guaranteed.

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

NOTE 16 PARENT COMPANY FINANCIAL INFORMATION:

Presented below are condensed statements of financial condition, income and cash flows for the Parent Company:

                       STATEMENTS OF FINANCIAL CONDITION

                                              1997     1996
                                            -------- --------
                                             (IN THOUSANDS)
ASSETS
Cash and due from banks                     $      5 $    309
Notes receivable from subsidiaries           138,897  110,992
Investment in subsidiaries                   746,081  752,387
Other assets                                  41,939   26,904

Total assets                                $926,922 $890,592


LIABILITY AND STOCKHOLDERS' EQUITY
Short-term borrowings                       $ 88,389 $ 74,176
Accrued expenses and other liabilities        24,840   12,854

Total liabilities                            113,229   87,030
Stockholders' equity                         813,693  803,562

Total liabilities and stockholders' equity  $926,922 $890,592



                              STATEMENTS OF INCOME

                                                     FOR THE YEARS ENDED
                                                        DECEMBER 31,
                                                  ---------------------------
                                                   1997      1996      1995
                                                  -------  --------  --------
                                                       (IN THOUSANDS)
INCOME
Dividends from subsidiaries                       $63,355  $ 51,283  $ 30,467
Management and service fees from subsidiaries       4,685     4,267     3,963
Interest income on notes receivable                 7,615     6,088     4,562
Other income                                          514       234       267
                                                    --------------------------
Total income                                       76,169    61,872    39,259
                                                    --------------------------
EXPENSE
Interest expense on borrowed funds                  4,634     4,449     3,593
Salaries and employee benefits                      3,871     3,287     3,331
Merger, integration and other one-time charges     20,837        --        --
Other expense                                       5,203     5,030     4,931
                                                    --------------------------
Total expense                                      34,545    12,766    11,855
                                                    --------------------------
Income before income tax benefit and equity in
undistributed income                               41,624    49,106    27,404
Income tax benefit                                 (6,155)     (547)     (663)
                                                    --------------------------
Income before equity in undistributed net income
of subsidiaries                                    47,779    49,653    28,067
Equity in undistributed net income of
subsidiaries                                        4,580    57,363    83,944
                                                    --------------------------
Net income                                        $52,359  $107,016  $112,011
                                                    --------------------------
                                                    --------------------------

                            STATEMENTS OF CASH FLOWS

                                                     FOR THE YEARS ENDED
                                                         DECEMBER 31,
                                                  ----------------------------
                                                    1997      1996      1995
                                                  --------  --------  --------
                                                        (IN THOUSANDS)
OPERATING INCOME
Net income                                        $ 52,359  $107,016  $112,011
Adjustments to reconcile net income to net cash
provided by operating activities:
 Equity in undistributed net income of
 subsidiaries                                       (4,580)  (57,363)  (83,944)
 Depreciation and other amortization                   161       135       199
 Amortization of intangibles                           446       805       871
 Loss (gain) on sales of assets, net                  (356)       --         2
 (Increase) decrease in interest receivable and
 other assets                                      (10,714)      599    (7,488)
 Increase (decrease) in interest payable and
 other liabilities                                  12,080      (252)    1,290
 Other, net                                             --      (154)      (30)
                                                  ----------------------------
Net cash provided by operating activities           49,396    50,786    22,911
                                                  ----------------------------
INVESTING ACTIVITIES
Proceeds from sales of investment securities           357        --        --
Purchases of investment securities                      --        --      (780)
Net increase in notes receivable                   (16,335)  (12,374)  (32,547)
Purchase of premises and equipment, net of
disposals                                             (176)      (82)      (81)
Capital contribution to subsidiaries                    --    (9,200)     (500)
                                                  ----------------------------
Net cash used by investing activities              (16,154)  (21,656)  (33,908)
                                                  ----------------------------
FINANCING ACTIVITIES
Net increase (decrease) in short-term borrowings    14,213    (8,546)   30,165
Cash dividends                                     (49,328)  (20,278)  (16,924)
Proceeds from exercise of stock options              5,168     1,476     1,454
Purchase of treasury stock                          (3,599)   (3,101)   (2,085)
                                                  ----------------------------
Net cash provided (used) by financing activities   (33,546)  (30,449)   12,610
                                                  ----------------------------
Net increase (decrease) in cash and cash
equivalents                                           (304)   (1,319)    1,613
Cash and due from banks at beginning of year           309     1,628        15
                                                  ----------------------------
Cash and due from banks at end of year            $      5  $    309  $  1,628
                                                  ============================

NOTE 17 FAIR VALUE OF FINANCIAL INSTRUMENTS:

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Corporation disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Corporation's financial instruments.

The estimated fair values of the Corporation's financial instruments at December 31 are as follows:

                                       1997                                1996
----------------------------------------------------------------------------------------------
                         CONTRACT OR                         CONTRACT OR
                          NOTIONAL    CARRYING                NOTIONAL    CARRYING
                           AMOUNT      AMOUNT    FAIR VALUE    AMOUNT      AMOUNT   FAIR VALUE
----------------------------------------------------------------------------------------------
                                                   (IN THOUSANDS)
Financial assets:
 Cash and due from banks             $  288,021  $  288,021              $  369,842 $  369,842
 Interest-bearing
 deposits in other
 financial institutions                   4,154       4,154                   3,183      3,183
 Federal funds sold and
 securities purchase
 under agreements to
 resell                                  11,511      11,511                  27,977     27,977
 Investment securities:
  Held to maturity                      772,524     782,240               1,079,749  1,074,412
  Available for sale                  2,167,694   2,167,694               1,674,189  1,674,189
 Loans held for sale                    114,001     114,001                  42,490     42,490
 Loans                                7,076,576   7,109,315               6,658,357  6,652,466
Financial liabilities:
 Deposits                             8,364,137   8,378,493               7,959,298  7,940,967
 Short-term borrowings                1,337,008   1,337,008               1,201,393  1,201,393
 Long-term borrowings                    15,270      15,387                  33,329     34,011
Off balance sheet:
 Interest swap
 agreements                $ 3,300            2          14    $3,400             2         36
 Futures contracts          70,500       (1,421)     (1,421)       --            --         --
                         ---------------------------------------------------------------------

CASH AND DUE FROM BANKS, INTEREST-BEARING DEPOSITS IN OTHER FINANCIAL INSTITUTIONS, AND FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

INVESTMENT SECURITIES HELD TO MATURITY, INVESTMENT SECURITIES AVAILABLE FOR SALE, AND TRADING ACCOUNT SECURITIES

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

LOANS HELD FOR SALE

Fair value is estimated using the prices of the Corporation's existing commitments to sell such loans and/or the quoted market prices for commitments to sell similar loans.

LOANS

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, commercial real estate, residential mortgage, credit card and other consumer.

The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for similar maturities. Future cash flows are also adjusted for estimated reductions or delays due to delinquencies, nonaccruals or potential charge-offs.

DEPOSITS

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

SHORT-TERM BORROWINGS

For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

LONG-TERM BORROWINGS

Rates currently available to the Corporation for debt with similar terms and remaining maturities are used to estimate fair value of existing borrowings.

COMMITMENTS TO EXTEND CREDIT, COMMERCIAL LETTERS OF CREDIT, STANDBY LETTERS OF CREDIT AND FINANCIAL GUARANTEES WRITTEN

Fair values for commitments to extend credit, commercial letters of credit, standby letters of credit and financial guarantees written are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties' credit standing and discounted cash flow analyses. The fair value of these off-balance-sheet items approximates the recorded amounts of the related fees and is not material at December 31, 1997 and 1996.

INTEREST RATE SWAP AGREEMENTS AND FUTURES CONTRACTS

The fair value of interest rate swap agreements and futures contracts are obtained from dealer quotes. These values represent the estimated amount the Corporation would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counter-parties.

LIMITATIONS

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

NOTE 18 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

The following is selected financial data summarizing the results of operations for each quarter in the years ended December 31, 1997 and 1996:

                                               1997 QUARTER ENDED
                                   --------------------------------------------
                                   MARCH 31  JUNE 30   SEPTEMBER 30 DECEMBER 31
                                   --------  --------  ------------ -----------
                                      (IN THOUSANDS EXCEPT PER SHARE DATA)
Interest income                    $189,742  $195,056    $200,648    $201,798
Interest expense                     97,943   101,419     105,857     106,418
Provision for possible loan
losses                                3,373     3,186       3,738      21,371
Investment securities gains
(losses), net                         1,195       188         852     (35,011)
Income (loss) before income tax
expense                              52,200    54,771      56,859     (47,562)
Net income (loss)                    33,860    35,480      36,821     (53,802)
Basic earnings (loss) per share    $   0.67  $   0.71    $   0.73    $  (1.07)
Diluted earnings (loss) per share  $   0.66  $   0.70    $   0.72    $  (1.06)
Basic weighted average shares        50,546    50,157      50,191      50,340
Diluted weighted average shares      51,536    50,847      51,216      50,996
                                               1996 QUARTER ENDED
                                   --------------------------------------------
                                   MARCH 31  JUNE 30   SEPTEMBER 30 DECEMBER 31
                                   --------  --------  ------------ -----------
                                      (IN THOUSANDS EXCEPT PER SHARE DATA)
Interest income                    $179,631  $178,898    $185,842    $186,826
Interest expense                     92,880    91,933      95,261      95,849
Provision for possible loan
losses                                3,072     3,052       3,861       3,710
Investment securities gains
(losses), net                          (614)     (321)    (10,370)        627
Income before income tax expense     45,659    48,493      17,563      53,474
Net income before extraordinary
item                                 30,727    31,710      10,962      34,303
Extraordinary item                     (686)       --          --          --
Net income                           30,041    31,710      10,962      34,303
Basic earnings per share           $   0.59  $   0.63    $   0.22    $   0.68
Diluted earnings per share         $   0.59  $   0.62    $   0.21    $   0.66
Basic weighted average shares        50,528    50,632      50,631      50,464
Diluted weighted average shares      51,443    51,519      51,498      51,724

Net income in the fourth quarter of 1997 includes $89.8 million of merger, integration and other one-time charges and the third quarter of 1996 includes $22.7 million of merger, integration and other one-time charges.

NOTE 19 REGULATORY MATTERS:

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Corporation and the subsidiary banks meet all capital adequacy requirements to which they are subject.

As of December 31, 1997 and 1996, the most recent notification from the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation categorized the Corporation and its two largest subsidiary banks, FFB and Associated Bank Green Bay as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Corporation must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The actual capital amounts and ratios of the Corporation, FFB and Associated Bank Green Bay are also presented in the table. No deductions from capital were made for interest rate risk in 1997.

                                                   TO BE WELL
                                                  CAPITALIZED
                                                  UNDER PROMPT
                                  FOR CAPITAL      CORRECTIVE
                                   ADEQUACY          ACTION
                    ACTUAL         PURPOSES       PROVISIONS:
                --------------- --------------- ----------------
                 AMOUNT  RATIO*  AMOUNT  RATIO*  AMOUNT  RATIO*
                -------- ------ -------- ------ -------- -------
                                ($ IN THOUSANDS)
AS OF DECEMBER
31, 1997:
--------------
ASSOCIATED
BANC-CORP
----------
Total Capital   $841,883 11.86% $567,666 ^8.00% $709,852 ^10.00%
Tier I Capital  $753,135 10.61% $283,833 ^4.00% $425,749 ^ 6.00%
Leverage        $753,135  7.10% $424,482 ^4.00% $530,603 ^ 5.00%
FIRST
FINANCIAL BANK
--------------
Total Capital   $396,629 13.63% $232,784 ^8.00% $290,980 ^10.00%
Tier I Capital  $360,219 12.38% $116,387 ^4.00% $174,588 ^ 6.00%
Leverage        $360,219  6.11% $235,823 ^4.00% $294,591 ^ 5.00%
ASSOCIATED
BANK GREEN BAY
--------------
Total Capital   $108,061 10.39% $ 83,227 ^8.00% $104,033 ^10.00%
Tier I Capital  $ 83,035  7.98% $ 41,613 ^4.00% $ 62,420 ^ 6.00%
Leverage        $ 83,035  6.47% $ 51,318 ^4.00% $ 64,147 ^ 5.00%
AS OF DECEMBER
31, 1996:
--------------
ASSOCIATED
BANC-CORP
----------
Total Capital   $786,821 13.53% $465,391 ^8.00% $581,739 ^10.00%
Tier I Capital  $763,230 13.12% $232,696 ^4.00% $349,043 ^ 6.00%
Leverage        $763,230  7.68% $397,625 ^4.00% $497,032 ^ 5.00%
FIRST
FINANCIAL BANK
--------------
Total Capital   $346,133 13.91% $199,134 ^8.00% $248,918 ^10.00%
Tier I Capital  $364,146 14.63% $ 99,561 ^4.00% $149,351 ^ 6.00%
Leverage        $364,146  6.39% $227,947 ^4.00% $285,155 ^ 5.00%
ASSOCIATED
BANK GREEN BAY
--------------
Total Capital   $100,777 10.52% $ 76,651 ^8.00% $ 95,814 ^10.00%
Tier I Capital  $ 76,782  8.01% $ 38,326 ^4.00% $ 57,488 ^ 6.00%
Leverage        $ 76,782  6.46% $ 47,536 ^4.00% $ 59,420 ^ 5.00%

*Total Capital ratio is defined as Tier 1 Capital plus Tier 2 Capital divided by total risk-weighted assets. The Tier 1 Capital ratio is defined as Tier 1 capital divided by total risk-weighted assets. The leverage ratio is defined as Tier 1 capital divided by the most recent quarter's average total assets.

NOTE 20 EARNINGS PER SHARE:

Presented below are the calculations for basic and diluted earnings per share:

                                                 FOR THE YEARS ENDED
                                                    DECEMBER 31,
                                              --------------------------
                                               1997     1996      1995
                                              ------- --------  --------
                                              (IN THOUSANDS, EXCEPT PER
                                                     SHARE DATA)
Basic:
 Income before extraordinary item             $52,359 $107,702  $112,011
 Extraordinary item                                --     (686)       --
                                              --------------------------
Net income available to common stockholders   $52,359 $107,016  $112,011
Weighted average shares outstanding            50,307   50,564    49,109
Basic earnings per common share before
extraordinary item                            $  1.04 $   2.13  $   2.28
Basic earnings per common share               $  1.04 $   2.12  $   2.28
Diluted:
 Income before extraordinary item             $52,359 $107,702  $112,011
 Extraordinary item                                --     (686)       --
                                              --------------------------
Net income available to common stockholders   $52,359 $107,016  $112,011
Weighted average shares outstanding            50,307   50,564    49,109
Effect of dilutive stock options outstanding      840      940       869
                                              --------------------------
Diluted weighted average shares outstanding    51,147   51,504    49,978
Diluted earnings per common share before
extraordinary item                            $  1.02 $   2.09  $   2.24
Diluted earnings per common share             $  1.02 $   2.08  $   2.24

INDEPENDENT AUDITORS' REPORT
ASSOCIATED BANC-CORP

The Board of Directors
Associated Banc-Corp:

We have audited the accompanying consolidated statements of financial condition of Associated Banc-Corp and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of Associated Banc-Corp's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of First Financial Corporation and subsidiaries, a wholly-owned subsidiary of Associated Banc-Corp, which statements reflect total assets constituting 55.2% and 56.3% as of December 31, 1997 and 1996, respectively and total revenues constituting 52.6%, 55.5% and 58.2% for the years ended December 31, 1997, 1996 and 1995, respectively, of the related consolidated totals. Those financial statements were audited by Ernst & Young LLP whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for First Financial Corporation and subsidiaries, is based solely on the report of Ernst & Young LLP.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of Ernst & Young LLP provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of Ernst & Young LLP, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Associated Banc-Corp and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

LOGO
KPMG Peat Marwick LLP
Chicago, Illinois
January 22, 1998

INDEPENDENT AUDITORS' REPORT
FIRST FINANCIAL CORPORATION

The Board of Directors
First Financial Corporation

We have audited the accompanying consolidated statements of financial condition of First Financial Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997 (not presented separately herein). These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Financial Corporation and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

LOGO
ERNST & YOUNG LLP
Milwaukee, Wisconsin
January 22, 1998

MARKET INFORMATION

                                       MARKET PRICE
                                           RANGE
                                       SALES PRICES
             -------------- ---------- -------------
             DIVIDENDS PAID BOOK VALUE  HIGH   LOW
             -------------- ---------- ------ ------
1997
 4th Quarter     $.2900       $16.15   $58.75 $46.25
 3rd Quarter     $.2900       $17.39   $48.94 $39.00
 2nd Quarter     $.2900       $16.80   $39.50 $35.75
 1st Quarter     $.2417       $16.17   $40.50 $34.58
1996
 4th Quarter     $.2417       $16.01   $36.46 $32.92
 3rd Quarter     $.2417       $15.45   $33.65 $31.88
 2nd Quarter     $.2417       $15.39   $32.92 $31.25
 1st Quarter     $.2250       $15.04   $32.92 $29.38

Annual dividend rate: $1.16

Market information has been restated for the 6-for-5 stock split declared January 22, 1997, effected in the form of a 20% stock dividend, paid on March 17, 1997, to shareholders of record March 5, 1997.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information in the Corporation's definitive Proxy Statement, prepared for the 1998 Annual Meeting of Shareholders, which contains information concerning directors of the Corporation, under the caption "Election of Directors," is incorporated herein by reference. The information concerning "Executive Officers of the Registrant," as a separate item, appears in Part I of this document.

ITEM 11  EXECUTIVE COMPENSATION

The information in the Corporation's definitive Proxy Statement, prepared for the 1998 Annual Meeting of Shareholders, which contains information concerning this item, under the caption "Executive Compensation," is incorporated herein by reference.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information in the Corporation's definitive Proxy Statement, prepared for the 1998 Annual Meeting of Shareholders, which contains information concerning this item, under the captions "Principal Holders of Common Stock" and "Security Ownership of Management," is incorporated herein by reference.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in the Corporation's definitive Proxy Statement, prepared for the 1998 Annual Meeting of Shareholders, which contains information concerning this item under the caption "Certain Transactions," is incorporated herein by reference.

                                    PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1 and 2Financial Statements and Financial Statement Schedules

      The following financial statements and financial statement schedules are included under a separate caption "Financial Statements and Supplementary Data" in Part II, Item 8 hereof and are incorporated herein by reference.

      Consolidated Statements of Financial Condition--December 31, 1997
      and 1996

      Consolidated Statements of Income--For the Years Ended December 31, 1997, 1996, and 1995

      Consolidated Statements of Changes in Stockholders' Equity--For the Years Ended December 31, 1997, 1996, and 1995

      Consolidated Statements of Cash Flows--For the Years Ended December 31, 1997, 1996, and 1995

      Notes to Consolidated Financial Statements

      Independent Auditors' Reports

(a) 3Exhibits Required by Item 601 of Regulation S-K

 EXHIBIT                                       SEQUENTIAL PAGE NUMBER OR
  NUMBER          DESCRIPTION                 INCORPORATION REFERENCE TO
-------------------------------------------------------------------------------
 (3)(a)   Articles of Incorporation     Filed herewith
 (3)(b)   Bylaws                        Filed herewith
 (4)      Instrument Defining the
          Rights of Security Holders,
          Including Indentures
          The Registrant, by signing
          this report, agrees to
          furnish the Securities and
          Exchange Commission, upon
          its request, a copy of any
          instrument that defines the
          rights of holders of long-
          term debt of the Registrant
          and all of its subsidiaries
          for which consolidated or
          unconsolidated financial
          statements are required to
          be filed and that
          authorizes a total amount
          of securities not in excess
          of 10% of the total assets
          of the Registrant and its
          subsidiaries on a
          consolidated basis
 *(10)(a) The 1982 Incentive Stock      Exhibit (10) to Report on Form 10-K for
          Option Plan of the            fiscal year ended December 31, 1987
          Registrant
 *(10)(b) The Restated Long-Term        Exhibits filed with Associated's
          Incentive                     registration statement (333-46467) on
          Stock Plan of the             Form S-8 filed under the Securities Act
          Registrant                    of 1933
 *(10)(c) Change of Control Plan of     Exhibit (10)(d) to Report on Form 10-K
          the                           for fiscal year ended December 31, 1994
          Registrant effective April
          25, 1994
 *(10)(d) Deferred Compensation Plan    Exhibit (10)(e) to Report on Form 10-K
          and                           for fiscal year ended December 31, 1994
          Deferred Compensation Trust
          effective
          as of December 16, 1993,
          and Deferred
          Compensation Agreement of
          the
          Registrant dated December
          31, 1994

 EXHIBIT                                        SEQUENTIAL PAGE NUMBER OR
 NUMBER            DESCRIPTION                INCORPORATION BY REFERENCE TO
------------------------------------------------------------------------------
 (11)    Statement Re Computation of Per   See footnote (20) in Part II Item 8
         Share
         Earnings
 (21)    Subsidiaries of the Corporation   Filed herewith
 (23)    Consent of Independent Auditors   Filed herewith
 (24)    Power of Attorney                 Filed herewith

---------------------
* Management contracts and arrangements.

  Schedules and exhibits other than those listed are omitted for the reasons that they are not required, are not applicable or that equivalent information has been included in the financial statements, and notes thereto, or elsewhere herein.

(b) Reports on Form 8-K

  The Corporation filed a report on Form 8-K on September 15, 1997, which included a press release dated September 15, 1997, announcing the receipt of all required regulatory approvals in connection with the proposed merger of Associated Banc-Corp and First Financial Corporation.

  The Corporation filed a report on Form 8-K on October 30, 1997, which included a press release dated October 29, 1997, announcing the consummation of the merger between Associated Banc-Corp and First Financial Corporation. Announcements of new officers and directors were also made.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             /s/ H. B. Conlon
                                          ASSOCIATED BANC-CORP

                                             H. B. Conlon
Date: March 20, 1998                      By: _________________________________
                                             Chairman, President & Chief
                                             Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  /s/ H. B. Conlon
 By: ________________________________        *
                                           By: ________________________________
  H. B. Conlon                               William R. Hutchinson
  Chairman, President, Chief                 Director
  Executive Officer and Director


  /s/ Joseph B. Selner
 By: ________________________________        *
                                           By: ________________________________
  Joseph B. Selner                           Robert P. Konopacky
  Senior Vice President-CFO                  Director
  Principal Financial Officer and
  Principal Accounting Officer


  /s/ Robert C. Gallagher
 By: ________________________________        *
                                           By: ________________________________
  Robert C. Gallagher                        Dr.George R. Leach
  Vice Chairman and Director

                                             Director

  *
 By: ________________________________        *
                                           By: ________________________________
  John C. Seramur                            John C. Meng
  Vice Chairman and Director

                                             Director

  *
 By: ________________________________        *
                                           By: ________________________________
  Robert S. Gaiswinkler                      J. Douglas Quick
  Director

                                             Director

  /s/ *
 By: ________________________________        *
                                           By: ________________________________
  Ronald R. Harder                           John H. Sproule
  Director

                                             Director

  /s/ *
 By: ________________________________        *
                                           By: ________________________________
  John S. Holbrook, Jr.                      Ralph R. Staven
  Director

                                             Director

  /s/ Brian R. Bodager
 By: ________________________________        *
                                           By: ________________________________
  Brian R. Bodager                           Norman L. Wanta
  Attorney-in-Fact                           Director

Date: March 20, 1998