Form 10-Q
period 1998-03-31
ASSOCIATED BANC-CORP
filed 1998-05-14
CIK 7789

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

          QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
    X     EXCHANGE ACT OF 1934
 -------

          For    the     quarterly     period     ended     March    31,    1998

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 -------

          For the transition period from                   to
                                        -------------------  -------------------

Commission file number                   0-5519
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

                                Yes    X    No
                                     -----      -----
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant's common stock, par value $0.01 per share, at March 31, 1998, was 50,581,331 shares.

                                               ASSOCIATED BANC-CORP
                                                 TABLE OF CONTENTS

                                                                        Page No.
                                                                        -------

PART I.  Financial Information

         Item 1.    Financial Statements:

                    Consolidated Statements of Financial
                    Condition - March 31, 1998 and December 31, 1997

                    Consolidated Statements of Income -
                    Three Months Ended  March 31, 1998 and 1997

                    Consolidated Statements of Cash Flows -
                    Three Months Ended March 31, 1998 and 1997

                    Notes to Consolidated Financial Statements

         Item 2.    Management's Discussion and Analysis of

                    Financial Condition and Results of Operations

         Item 3.    Quantitative and Qualitative Disclosures About
                    Market Risk

PART II. Other Information

         Item 6.    Exhibits and Reports on Form 8-K
                    See Footnote (8) in Part I Item I


Signatures

Special Note Regarding Forward-Looking Statements

Forward-looking statements have been made in this document, and in documents that are incorporated by reference, that are subject to risks and uncertainties. These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include the Corporation's expectations of future results of operations. The words "believes," "expects," "anticipates" or similar expressions identify forward-looking statements.

Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, could affect the future financial results of the Corporation and could cause those results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document. These factors include the following:

          * operating, legal and regulatory risks;

          *  economic,   political   and   competitive   forces   affecting  the
          Corporation's  banking,   securities,   asset  management  and  credit
          services businesses; and

          *the risk that the Corporation's analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

                                          PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

                              ASSOCIATED BANC-CORP
                 Consolidated Statements of Financial Condition
                                   (Unaudited)

                                                       March 31,    December 31,
                                                         1998           1997
                                                         ----           ----
                                                           (In Thousands,
                                                         Except Share Data)
ASSETS

  Cash and due from banks                             $ 286,476      $ 288,021
  Interest-bearing deposits in
    other financial institutions                        101,007          4,154
  Federal funds sold and securities
    purchased under agreements to resell                 33,301         11,511
  Investment securities:
    Held to maturity at amortized  cost
      (Fair value of approximately $745,401
       and $782,240 at March 31, 1998 and
       December 31, 1997, respectively)                 734,928        772,524
       Available for sale-stated at fair value        2,024,805      2,167,694
  Loans, held for sale                                  101,833        114,001
  Loans, net of unearned income                       7,167,335      7,076,576
  Less: Allowance for possible loan losses              (93,415)       (92,731)
                                                      ---------      ---------
    Loans, net                                        7,073,920      6,983,845
    Premises and equipment                              125,822        127,823
    Other assets                                        210,440        221,866
                                                      ---------      ---------
    Total assets                                    $10,692,532    $10,691,439
                                                     ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

  Noninterest-bearing deposits                      $   842,051    $   904,710
  Interest-bearing deposits                           7,651,454      7,459,427
                                                      ---------      ---------
    Total deposits                                    8,493,505      8,364,137
  Short-term borrowings                               1,181,363      1,337,008
  Accrued expenses and other liabilities                150,688        161,331
  Long-term borrowings                                   30,150         15,270
                                                      ---------      ---------
    Total liabilities                                 9,855,706      9,877,746
  Commitments and contingent liabilities                    ---            ---
  Stockholders' equity
    Preferred stock                                         ---            ---
    Common stock (par value $0.01 per share,
    authorized 100,000,000 shares issued
    50,711,787 and 50,394,647 shares,
    respectively)                                           507            504
    Surplus                                             221,850        218,072
    Retained earnings                                   592,169        569,996
    Accumulated other comprehensive income               29,287         26,144
    Less: Treasury stock (130,456 and
      18,894 shares, respectively at cost)               (6,987)        (1,023)
                                                        -------        -------
      Total stockholders' equity                        836,826        813,693
                                                        -------        -------
      Total liabilities and stockholders'
        equity                                      $10,692,532    $10,691,439
                                                     ==========     ==========

(See accompanying notes to Consolidated Financial Statements.)

ITEM 1.  Financial Statements Continued:

                              ASSOCIATED BANC-CORP
                        Consolidated Statements of Income
                                   (Unaudited)
                                                         Three Months Ended
                                                               March 31,
                                                               --------
                                                             1998       1997
                                                             ----       ----
                                                              (In Thousands)
INTEREST INCOME
  Interest and fees on loans                               $150,884   $142,255
  Interest and dividends on investment securities:
    Taxable                                                  44,273     44,565
    Tax exempt                                                2,462      2,350
  Interest on deposits in other financial institutions          577        277
  Interest on federal funds sold and securities
    purchased under agreements to resell                        255        295
                                                            -------    -------
    Total interest income                                   198,451    189,742
INTEREST EXPENSE
    Interest on deposits                                     86,297     81,035
    Interest on short-term borrowings                        17,370     16,420
    Interest on long-term borrowings                            441        488
                                                            -------    -------
      Total interest expense                                104,108     97,943
                                                            -------    -------
NET INTEREST INCOME                                          94,343     91,799
  Provision for possible loan losses                          3,759      3,373
                                                            -------    -------
  Net interest income after provision for
    possible loan losses                                     90,584     88,426
NONINTEREST INCOME
    Trust service fees                                        7,915      6,948
    Service charges on deposit accounts                       6,370      6,499
    Investment securities gains, net                          5,311      1,195
    Mortgage banking activity                                10,896      5,117
    Retail commission income                                  3,390      3,870
    Loan fees                                                 4,160      3,684
    Asset sale gains, net                                       185        198
    Other                                                     3,522      3,127
                                                            -------    -------
      Total noninterest income                               41,749     30,638
NONINTEREST EXPENSE
    Salaries and employee benefits                           35,943     33,322
    Net occupancy expense                                     5,168      5,662
    Equipment rentals, depreciation and maintenance           3,409      3,179
    Data processing expense                                   4,654      4,128
    Stationery and supplies                                   1,396      1,328
    Business development and advertising                      3,266      3,904
    FDIC expense                                                830        802
    Other                                                    16,908     14,539
                                                            -------    -------
      Total noninterest expense                              71,574     66,864
                                                            -------    -------
Income before income taxes                                   60,759     52,200
Income tax expense                                           20,899     18,340
                                                            -------    -------
NET INCOME                                                 $ 39,860   $ 33,860
                                                            =======    =======
Earnings per share:
  Basic                                                    $   0.79   $   0.67
  Diluted                                                  $   0.78   $   0.66


(See accompanying notes to Consolidated Financial Statements)

ITEM 1.  Financial Statements Continued:

                              ASSOCIATED BANC-CORP
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                         Three Months Ended
                                                               March 31,
                                                             1998       1997
                                                             ----       ----
                                                              (In Thousands)
OPERATING ACTIVITIES
  Net income                                               $ 39,860   $ 33,859
  Adjustments to reconcile net income to
    net cash used by operating activities:
    Provision for possible loan losses                        3,759      3,373
    Depreciation and amortization                             3,884      3,748
    Amortization of mortgage servicing rights                 1,748      1,210
    Amortization of intangibles                               1,460      1,558
    Net amortization (accretion) of premiums
      and discounts                                             248     (2,771)
    Gain on sales of investment securities, net               5,311     (1,193)
    Decrease in interest receivable and other assets         12,563      3,243
    Decrease in interest payable and other liabilities      (10,643)    (9,330)
    Amortization of loan fees and costs                          82        185
    Net decrease in mortgage loans acquired for sale         18,033     15,575
    Gain on sales of mortgage loans held for sale            (5,865)    (1,102)
    Gain on other asset sales                                  (185)      (198)
                                                             ------     ------
Net cash provided by operating activities                    70,255     48,157

INVESTING ACTIVITIES
  Net decrease (increase) in federal funds
    sold and securities purchased under
    agreements to resell                                    (21,790)    10,346
  Net increase in interest-bearing deposits in
    other financial institutions                            (96,853)   (47,581)
  Purchases of held to maturity securities                  (10,019)   (35,220)
  Purchases of available for sale securities                (84,737)  (303,877)
  Proceeds from sales of available for sale securities       57,090     41,534
  Maturities of held to maturity securities                  47,380     75,420
  Maturities of available for sale securities               170,199    112,468
  Net increase in loans                                     (96,951)   (65,468)
  Proceeds from sales of other real estate                    1,696      1,968
  Purchases of premises and equipment, net of disposals      (1,899)    (5,171)
  Purchase of mortgage servicing rights                      (4,915)    (1,571)
  Net cash received in purchase of subsidiary                   ---      5,051
  Proceeds from sale of other assets                            265        314
                                                             ------     ------
Net cash used in investing activities                       (40,534)  (211,787)

FINANCING ACTIVITIES
  Net increase (decrease) in deposits                       129,368    (23,505)
  Net increase (decrease) in short-term borrowings         (156,265     70,481
  Cash dividends                                            (14,695)   (10,822)
  Proceeds from issuance of long-term borrowings             15,500     30,975
  Proceeds from exercise of stock options                     4,768      1,551
  Purchase of treasury stock                                 (9,942)   (15,807)
                                                            -------    -------
Net cash provided by (used in) financing activities         (31,266)    52,873
                                                            -------    -------
Net decrease in cash and cash equivalents                    (1,545)  (110,757)
Cash and due from banks at beginning of period              288,021    369,843
                                                            -------    -------
Cash and due from banks at end of period                  $ 286,476  $ 259,086

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                              $ 102,596  $  95,444
    Income taxes                                              2,146      2,498
Supplemental schedule of noncash investing activities:
  Loans transferred to other real estate                  $   3,035  $   2,281
  Loans made in connection with the disposition
   of other real estate                                         ---         35

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

NOTE 2: The consolidated financial statements include the accounts of all subsidiaries. All material intercompany transactions and balances are eliminated. The Corporation has not changed its accounting and reporting policies from those stated in the Corporation's 1997 Form 10-K Annual Report.

NOTE 3: Business Combinations

The following table summarizes completed transactions during 1997 and 1998 (through March 31):
                                       Consideration Paid
                                      --------------------
                                                    Shares   Total
                                         Cash        of      Assets  Intangibles
                    Date    Method of     (In       Common    (In       (In
Name of Acquired  Acquired  Accounting  Millions)   Stock   Millions) Millions)
--------------------------------------------------------------------------------

Centra Financial,           Pooling of
  Inc. [A]          2/97    Interests    $---      414,365    $ 76      $---
West Allis,
  Wisconsin

First Financial
  Corporation [B]  10/97    Pooling of    0.1   27,835,929    6,005      ---
Stevens Point,              Interests
  Wisconsin
--------------------------------------------------------------------------------

[A] The transaction, accounted for using the pooling-of interests method, was not material to operating results for years prior to the acquisition and, accordingly, results for years prior to the acquisition were not restated.

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

NOTE 4: Investment Securities

The amortized cost and fair values of investment securities held to maturity and securities available for sale for the periods indicated were as follows:

                     Investment Securities Held to Maturity
--------------------------------------------------------------------------------

       (In thousands)                                     March 31, 1998
--------------------------------------------------------------------------------
                                                    Amortized Cost   Fair Value
--------------------------------------------------------------------------------
U.S. Treasury securities                                $    249     $    250
Federal agency securities                                131,433      132,120
Mortgage-related securities                              339,078      343,956
Obligations of state and political subdivisions          183,986      187,265
Other securities (debt)                                   80,182       81,810
--------------------------------------------------------------------------------
Total                                                   $734,928     $745,401
================================================================================

       (In thousands)                                    December 31, 1997
--------------------------------------------------------------------------------
                                                    Amortized Cost   Fair Value
--------------------------------------------------------------------------------
U.S. Treasury securities                                $    498     $    500
Federal agency securities                                146,259      146,818
Mortgage-related securities                              361,298      365,952
Obligations of state and political subdivisions          183,286      186,300
Other securities (debt)                                   81,183       82,670
--------------------------------------------------------------------------------
Total                                                   $772,524     $782,240
================================================================================

                    Investment Securities Available for Sale
--------------------------------------------------------------------------------
       (In thousands)                                     March 31, 1998
--------------------------------------------------------------------------------
                                                    Amortized Cost   Fair Value
--------------------------------------------------------------------------------
U.S. Treasury securities                              $   97,782   $   98,598
Federal agency securities                                266,909      267,238
Mortgage-related securities                            1,453,363    1,483,010
Obligations of state and political subdivisions           25,587       25,795
Other securities (debt and equity)                       134,918      150,164
--------------------------------------------------------------------------------
Total                                                 $1,978,559   $2,024,805
================================================================================

       (In thousands)                                    December 31, 1997
--------------------------------------------------------------------------------
                                                    Amortized Cost   Fair Value
--------------------------------------------------------------------------------
U.S. Treasury securities                              $  109,200   $  109,841
Federal agency securities                                324,708      330,542
Mortgage-related securities                            1,536,134    1,557,603
Obligations of state and political subdivisions           14,312       14,136
Other securities (debt and equity)                       142,081      155,572
--------------------------------------------------------------------------------
Total                                                 $2,126,435   $2,167,694
================================================================================

NOTE 5: Allowance for Possible Loan Losses

A summary of the changes in the allowance for possible loan losses for the periods indicated is as follows:

                                                   For the Three  For the Year
                                                    Months Ended      Ended
                                                      March 31,    December 31
                                                         1998         1997
                                                         ----         ----
                                                           (In Thousands)
--------------------------------------------------------------------------------
Balance at beginning of period                        $ 92,731      $ 71,767
Balance related to acquisition                              --           728
Provisions charged to operating expense                  3,759        31,668
Net loan charge-offs                                    (3,075)      (11,432)
                                                        ------        ------
Balance at end of period                              $ 93,415      $ 92,731
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

A summary of the changes in the balance of mortgage servicing rights is as follows:

                                                   For the Three  For the Year
                                                    Months Ended      Ended
                                                      March 31,    December 31
                                                         1998         1997
                                                         ----         ----
                                                           (In Thousands)
--------------------------------------------------------------------------------
Balance at beginning of period                        $ 22,535      $ 20,238
Additions                                                4,915         9,801
Amortization                                            (1,748)       (6,472)
Sales of servicing rights                                  ---           ---
Change in valuation allowance                             (305)       (1,032)
                                                        ------        ------
Balance at end of period                              $ 25,397      $ 22,535
--------------------------------------------------------------------------------

NOTE 7: Per Share Computations

The Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which became effective at year end 1997 for all periods presented. Under the provisions of SFAS No. 128, primary and fully diluted earnings per share were replaced with basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options.

The Corporation issued 500,995 shares of common stock to a wholly-owned subsidiary as part of the 1996 acquisition of F&M Bankshares of Reedsburg, Inc. These shares are not reflected on the Consolidated Statements of Financial Condition as issued or outstanding.

NOTE 8: Earnings Per Share

Presented below are the calculations for basic and diluted earnings per share:

                                                            Three Months Ended
                                                                 March 31,
                                                             1998        1997
                                                             ----        ----
                                                          (In Thousands, Except
                                                              Per Share Data)
                                                          ---------------------
Basic:
Net income available to common stockholders                $39,860     $33,860

Weighted average shares outstanding                         50,625      50,546

Basic earnings per share                                     $0.79       $0.67
                                                              ====        ====

Diluted:
Net income available to common stockholders                $39,860     $33,860

Weighted average shares outstanding                         50,625      50,546
Effect of dilutive stock options outstanding                   625         990
                                                            ------      ------
Diluted weighted average shares outstanding                 51,250      51,536

Diluted earnings per common share                            $0.78       $0.66
                                                              ====        ====

NOTE 9: Comprehensive Income

     The Financial Accounting Standards Board (FASB) has issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Corporation adopted SFAS No. 130 on January 1, 1998, and all required disclosures will be included beginning with the Corporation's 1998 Form 10-K Annual Report.

The Corporation's comprehensive income for the period ended March 31, 1998, is as follows:

                                                            Three Months Ended
                                                                 March 31,
                                                             1998        1997
                                                             ----        ----
Net income                                                 $39,860     $33,860
Other comprehensive income,
  net of tax--unrealized gain on securities
  Unrealized holding gains arising during
    the period                                               6,595      (6,377)
  Less: reclassification adjustment for
    net gains realized in net income                        (3,452)       (775)
                                                             -----       -----
                                                             3,143      (7,152)
                                                             -----       -----
Comprehensive income                                       $43,003     $26,708
                                                            ======      ======

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

EARNINGS

The following discussion will focus upon "operating earnings", with respect to the fourth quarter of 1997, for Associated. Operating earnings for the fourth quarter of 1997 exclude the impact of the merger, integration and other one-time charges recorded by Associated (an $89.8 million reduction to net income). All references to pre-tax operating income, noninterest income, noninterest expense, tax expense, net income and net income per share are based upon operating earnings.

In October 1997, Associated completed the acquisition of the $6.0 billion First Financial Corporation (FFC) in Stevens Point, WI. This acquisition was accounted for using the pooling-of-interests method. All consolidated financial information has been restated as if the transaction had been effected as of the beginning of the earliest reporting period.

Net income for the first quarter of 1998 was $39.9 million, up 17.7% over 1997 first quarter net income of $33.9 million, and up from the $36.0 million reported in the fourth quarter of 1997. Earnings per basic share were $0.79 in the first quarter of 1998, up 17.9% over the $0.67 reported in the first quarter of 1997, and up from the $0.72 net income per share reported in the fourth quarter of 1997. Earnings per diluted share were $0.78 in the first quarter of 1998, up 18.2% over the $0.66 reported in the first quarter of 1997, and up from the $0.71 net income per diluted share reported in the fourth quarter of 1997. Diluted earnings take into account shares that could be issued through stock option plans, convertible securities or other contracts.

Return on average assets (ROA) for the first quarter of 1998 was 1.53%, up from 1.36% during the same period last year. First quarter 1998 ROA increased from 1.34% in the fourth quarter of 1997. Return on average equity (ROE) for the first quarter of 1998 was 19.51%, up from 16.80% during the same period last year. First quarter 1998 ROE increased from the 16.46% reported in the fourth quarter of 1997.

The change (increase of $6.0 million, or 17.7%) in first quarter 1998 net income, when compared to the same period last year, was a result of higher net interest income (up $2.5 million, or 2.8%), higher noninterest income (up $11.1 million, or 36.3%), offset by higher provision for loan losses (up $386,000, or 11.4%), higher noninterest expense (up $4.7 million, or 7.0%) and higher tax expense (up $2.6 million, or 14.0%).

The change (increase of $3.8 million, or 10.7%) in first quarter 1998 net income, when compared to the fourth quarter of 1997, was a result of lower provision for loan losses (down $812,000, or 17.8%), higher noninterest income (up $6.4 million, or 18.1%), offset by lower net interest income (down $1.0 million, or 1.1%), higher noninterest expense (up $1.6 million, or 2.2%), and higher income tax expense (up $765,000, or 3.8%).

                                   Net Income
                                Quarterly Trends
                                 (In Thousands)
--------------------------------------------------------------------------------
                                  1st Qtr. 4th Qtr.  3rd Qtr. 2nd Qtr. 1st Qtr.
                                    1998     1997      1997     1997     1997
--------------------------------------------------------------------------------
Operating Net Income (Qtr)        $39,860  $ 36,018  $ 36,822  $35,479  $33,860
Operating Net Income (YTD)        $39,860  $142,178  $106,161  $69,339  $33,860

Consolidated Net Income
  (Loss)(Qtr)                     $39,860  $(53,802) $ 36,822  $35,479  $33,860
Consolidated Net Income (YTD)     $39,860  $ 52,359  $106,161  $69,339  $33,860

Operating EPS - Basic (Qtr)          $.79    $  .72     $ .73    $ .71    $ .67
Operating EPS - Diluted (Qtr)        $.78    $  .71     $ .72    $ .69    $ .66

Operating EPS - Basic (YTD)          $.79    $ 2.83     $2.11    $1.38    $ .67
Operating EPS - Diluted (YTD)        $.78    $ 2.78     $2.07    $1.35    $ .66

Consolidated EPS - Basic (Qtr)       $.79    $(1.07)    $ .73    $ .71    $ .67
Consolidated EPS - Diluted (Qtr)     $.78    $(1.06)    $ .72    $ .69    $ .66

Operating ROE - Quarter             19.51%    16.46%    17.33%   17.41%   16.80%
Operating ROE - YTD                 19.51%    16.93%    17.09%   17.10%   16.80%

Operating ROA - Quarter              1.53%     1.34%     1.40%    1.38%    1.36%
Operating ROA - YTD                  1.53%     1.37%     1.38%    1.37%    1.36%
--------------------------------------------------------------------------------

NET INTEREST INCOME

First Quarter 1998 Compared to First Quarter 1997:

Fully taxable equivalent (FTE) net interest income in the first quarter of 1998 was $95.9 million, an increase of $2.6 million over the first quarter of 1997 FTE net interest income of $93.3 million.

The consolidated increase in FTE net interest income was attributable to larger volumes of average earning assets (up $498 million) when compared to the first quarter of 1997. The increase in net interest income due to the volume variance (change in interest income from incremental earning assets less the change in interest expense from incremental volumes of interest-bearing liabilities) was $6.0 million. This increase was offset by a negative rate variance (change in interest income from incremental yields on earning assets less the change in interest expense from incremental rates on interest-bearing liabilities) of $3.4 million. The growth in earning assets was concentrated in loans, with loans increasing $473 million, when compared to the first quarter of 1997.

The net interest margin for the first quarter of 1998 was 3.79%, compared with 3.88% in the first quarter of 1997. The contribution from net free funds in the first quarter of 1998 increased to 0.59% from 0.54% for the same period in 1997. The rate spread decreased to 3.20% from 3.34% reported a year ago.

                               Net Interest Income
                              Tax Equivalent Basis
                                 (In Thousands)
--------------------------------------------------------------------------------
                                 1st Qtr.  4th Qtr.  3rd Qtr. 2nd Qtr. 1st Qtr.
                                   1998      1997      1997     1997     1997
--------------------------------------------------------------------------------
Interest Income                  $198,451  $201,798  $200,647 $195,056 $189,742
Tax Equivalent Adjustment           1,509     1,464     1,406    1,355    1,450
                                  -------   -------   -------  -------  -------
Tax Equivalent Interest
  Income                         $199,960  $203,262  $202,053 $196,411 $191,192
Interest Expense                  104,108   106,418   105,857  101,419   97,943
                                  -------   -------   -------  -------  -------
Tax Equivalent Net
  Interest Income                $ 95,852  $ 96,844  $ 96,196 $ 94,992 $ 93,249
--------------------------------------------------------------------------------

Total average loans grew $473 million. The average loans to average deposits ratio increased to 86.5%, up from 85.1% in the first quarter of 1997.

The average loan growth, of $473 million, was funded by increased wholesale borrowings (funds purchased, repurchase agreements, FHLB borrowings, and long-term borrowings) of $34 million, increased time deposits (personal CDs and brokered CDs) of $191 million ($160 million increase in personal CDs and a $31 million increase in brokered CDs), higher balances of savings, NOW and MMA of $147 million and higher net free funds of $126 million offset by an increase in the balances of investments and short-term investments of $25 million.

First Quarter 1998 Compared to Fourth Quarter 1997:

FTE net interest income in the first quarter of 1998 was $95.9 million, a decrease of $992,000 over the fourth quarter 1997 FTE net interest income of $96.8 million.

                               Net Interest Margin
                                Quarterly Trends
                              (Quarterly Info Only)
--------------------------------------------------------------------------------
                                  1st Qtr. 4th Qtr.  3rd Qtr. 2nd Qtr. 1st Qtr.
                                    1998     1997      1997     1997     1997
--------------------------------------------------------------------------------
Yield on Earning Assets             7.97%    7.95%     8.07%    8.01%    8.02%
Cost of Interest-Bearing
  Liabilities                       4.77%    4.78%     4.79%    4.69%    4.68%
                                    ----     ----      ----     ----     ----
Interest Rate Spread                3.20%    3.17%     3.28%    3.32%    3.34%
Net Free Funds Contribution         0.59%    0.63%     0.57%    0.54%    0.54%
                                    ----     ----      ----     ----     ----
Net Interest Margin                 3.79%    3.80%     3.85%    3.86%    3.88%
                                    ====     ====      ====     ====     ====

Average Earning Assets to
  Average Assets                   95.24%   95.34%    95.23%   95.27%   95.02%
Free Funds Ratio (% of
  Earning Assets)                  12.33%   13.12%    11.96%   11.73%   11.66%
--------------------------------------------------------------------------------

The decrease for the quarter was primarily attributable to a volume variance (change in interest income from incremental earning assets less the change in interest expense from incremental volumes of interest-bearing liabilities) of $776,000, a negative rate variance (change in interest income from incremental yields on earning assets less the change in interest expense from incremental rates on interest-bearing liabilities) of $83,000 and two less days in the first quarter of 1998 when compared to the fourth quarter of 1997. The fewer days decreased FTE net interest income by $133,000 in the first quarter of 1998.

The net interest margin for the first quarter of 1998 was 3.79%, compared with 3.80% in the fourth quarter of 1997. The largest factor contributing to the decrease in net interest margin was the lower contribution (down 4 basis points) from net free funds. This was offset by a higher net interest spread of 3 basis points. An increase in yield recognized on earning assets of two basis points combined with a 1 basis point reduction on the rate paid on interest-bearing liabilities created the 3 basis point increase in net interest spread.

Average earning assets decreased $72 million in the first quarter. Total average loans grew $41 million in the first quarter. The decrease in earning assets was primarily due to reduced balances of investment securities (down $152 million).

The average loan growth of $41 million, was a result of increased time deposits (personal CDs and brokered CDs) of $6 million ($36 million increase in personal CDs and $30 million decrease in brokered CDs), higher balances of savings, NOW and MMA of $33 million offset by decreased net free funds of $89 million and decreased wholesale borrowings (funds purchased, repurchase agreements, FHLB borrowings and long-term borrowings) of $21 million.

              Earning Asset and Interest-Bearing Liability Volumes
                                Quarterly Trends
                                 (In Thousands)
--------------------------------------------------------------------------------
                      1st Qtr.    4th Qtr.    3rd Qtr.    2nd Qtr.    1st Qtr.
                        1998        1997        1997        1997        1997
--------------------------------------------------------------------------------
Average Loans      $ 7,201,937 $ 7,161,090  $6,990,922  $6,869,948  $6,729,338
Average Earning
  Assets            10,078,411  10,150,486   9,940,700   9,794,201   9,579,913
Average Noninterest-
 Bearing Deposits      778,957     824,393     726,945     704,798     696,793
Average Interest-
  Bearing Deposits   7,550,146   7,511,209   7,403,326   7,323,884   7,211,668
Average Deposits     8,329,103   8,355,602   8,130,271   8,028,682   7,908,461
Average Interest-
  Bearing
  Liabilities      $ 8,835,493 $ 8,818,256  $8,751,596  $8,644,990  $8,462,754
--------------------------------------------------------------------------------

LOAN LOSS

The loan loss provision for the first quarter of 1998 was $3.8 million, an increase of $386,000 from the same period in 1997 and a decrease of $812,000 from the fourth quarter of 1997.

                       Allowance for Possible Loan Losses
                                Quarterly Trends
                                 (In Thousands)
--------------------------------------------------------------------------------
                             1st Qtr.  4th Qtr.   3rd Qtr.   2nd Qtr.  1st Qtr.
                               1998      1997       1997       1997      1997
--------------------------------------------------------------------------------
Provision Expense - Qtr     $ 3,759    $ 4,571    $ 3,739    $ 3,186    $ 3,373
Merger Adjustment - Qtr      16,800
Provision Expense - YTD       3,759     14,868     10,297      6,559      3,373
Merger Adjustment - YTD      16,800
Net Charge-Offs - Qtr         3,075      3,113      2,947      2,752      2,620
Net Charge-Offs - YTD         3,075     11,432      8,319      5,372      2,620
Allowance at Period End     $93,415    $92,731    $74,454    $73,682    $73,249
Allowance to Loans             1.30%      1.31%      1.05%      1.06%      1.09%
Net Charge-Offs to Average
  Loans (Annualized) - Qtr      .17%       .17%       .16%       .16%       .16%
Net Charge-Offs to Average
  Loans (Annualized) - YTD      .17%       .16%       .16%       .16%       .16%
--------------------------------------------------------------------------------

As of March 31, 1998, the allowance for possible loan losses of $93.4 million represented 1.30% of total outstanding loans, down from the 1.31% reported at December 31, 1997, and up from 1.09% reported at March 31, 1997. The increase in allowance for possible loan losses to loans from the first quarter of 1997 to the first quarter of 1998 is primarily attributable to the $16.8 million additional provision recorded in the fourth quarter of 1997 to conform FFC with the policies, practices and procedures of the Corporation.

The first quarter of 1998 net charge-offs as a percent of average loans of 0.17% is generally consistent with net charge-offs to average loans of 0.16% in the first quarter of 1997 and net charge-offs as a percent of average loans of 0.17% in the fourth quarter of 1997.

NONPERFORMING LOANS

Management is committed to a nonaccrual and problem loan identification philosophy. This philosophy is embodied through the monitoring and reviewing of credit policies and procedures to ensure that all problem loans are identified quickly and the risk of loss is minimized.

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

Loans past due 90 days or more but still accruing interest, with the exception of guaranteed student loans, are also included in nonperforming loans. Student loans past due 90 days or more but still accruing interest were $8.0 million at March 31, 1998. Loans past due 90 days or more but still accruing are classified as such where the underlying loans are both well-secured (the collateral value is sufficient to cover principal and accrued interest) and in the process of collection. Also included in nonperforming loans are "restructured" loans. Restructured loans involve the granting of some concession to the borrower involving the modification of terms of the loan, such as changes in payment schedule or interest rate.

Total nonperforming loans at March 31, 1998 were $33.9 million, a decrease of $356,000 from December 31, 1997. The ratio of nonperforming loans to total loans at March 31, 1998 was .47% compared to .48% at December 31, 1997 and .51% at March 31, 1997. Other real estate owned increased in the first quarter to $4.3 million at March 31, 1998 up from $2.2 million at March 31, 1997 and $2.1 million at December 31, 1997. Contributing to the decrease in nonaccrual loans was a $1.4 million credit transferred from nonaccrual to other real estate owned in the first quarter of 1998.

                    Nonperforming Loans and Other Real Estate
                                 (In Thousands)
--------------------------------------------------------------------------------
                             3/31/98   12/31/97   9/30/97    6/30/97    3/31/97
                             -------   --------   -------    -------    -------
Nonaccrual Loans             $30,072   $32,415    $36,202    $34,877    $32,047
Accruing Loans Past
  Due 90 Days or More          3,414     1,324      1,648      7,040      2,052
Restructured Loans               455       558        186        471        499
                              ------    ------     ------     ------     ------
Total Nonperforming Loans    $33,941   $34,297    $38,036    $42,388    $34,598
                              ======    ======     ======     ======     ======
Nonperforming Loans as a
  Percent of Loans              0.47%     0.48%      0.54%      0.61%      0.51%
Other Real Estate Owned      $ 4,265   $ 2,067    $ 2,447    $ 2,510    $ 2,212
--------------------------------------------------------------------------------

Impaired loans are defined as those loans where it is probable that all amounts due according to contractual terms, including principal and interest, will not be collected. The Corporation has determined that commercial loans and commercial real estate loans that have a nonaccrual status or have had their terms restructured meet the definition. Impaired loans are measured at the fair value of the collateral, if the loan is collateral dependent, or alternatively at the present value of expected future cash flows. Interest income on impaired loans is recognized only at the time that cash is received, unless applied to reduce principal.

At March 31, 1998, the recorded investment in impaired loans totaled $11.2 million. Included in this amount is $9.2 million of impaired loans that do not require a related allowance for possible loan losses and $2.0 million of impaired loans for which the related allowance for possible loan losses totaled $907,000. The average recorded investment in impaired loans during the twelve months ended March 31, 1998, was approximately $12.8 million. Interest income recognized on a cash basis on impaired loans during the first three months of 1998 totaled $94,000.

The following table shows, for those loans accounted for on a nonaccrual basis and restructured loans for the three months ended March 31, 1998, the gross interest that would have been recorded if the loans had been current in accordance with their original terms and the amount of interest income that was included in net income for the period.

                                                           For the Three Months
                                                           Ended March 31, 1998
                                                           --------------------
                                                              (In Thousands)

Interest income in accordance with original terms                 $ 662

Interest income recognized                                         (154)
                                                                    ---
Reduction in interest income                                      $ 508
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

At March 31, 1998, potential problem loans totaled $66.9 million compared to $74.0 million at the end of 1997. The loans that have been reported as potential problem loans are not concentrated in a particular industry, but rather cover a diverse range of businesses, e.g. communications, wholesale trade, manufacturing, finance/insurance/real estate, and services. Management does not presently expect significant losses from credits in this category.

LOAN CONCENTRATIONS

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. The Corporation's loans are widely diversified by borrower, industry group and area. At March 31, 1998, no concentrations existed in the Corporation's loan portfolio in excess of 10% of total loans.

Real estate construction loans at March 31, 1998, totaled $331 million, or 4.6% of loans while agricultural loans were 0.8% of total loans.

As of March 31, 1998, the Corporation did not have any cross-border outstandings to borrowers in any foreign country where such outstandings exceeded 1% of total assets.

NONINTEREST INCOME

First Quarter 1998 Compared to First Quarter 1997

Noninterest income increased $11.1 million, or 36.3% over the first quarter of 1997. Noninterest income, excluding net investment securities gains, increased $7.0 million, or 23.8%. Income from service charges on deposit accounts, retail commission activity and net asset sale gains decreased from the first quarter of 1997. All other categories of noninterest income increased from the first three months of 1997.

                               Noninterest Income
                                Quarterly Trends
                                 (In Thousands)
--------------------------------------------------------------------------------
                                 1st Qtr.  4th Qtr.  3rd Qtr. 2nd Qtr. 1st Qtr.
                                   1998      1997      1997     1997     1997
--------------------------------------------------------------------------------
Trust Servicing Fees             $ 7,915   $ 7,744   $ 7,089  $ 6,983  $ 6,948
Service Charges on Deposit
  Accounts                         6,370     7,177     7,211    7,023    6,499
Mortgage Banking Activity         10,896     8,410     6,745    5,438    5,117
Loan Fees                          4,160     4,379     4,270    4,074    3,684
Retail Commission Income           3,390     3,614     3,969    3,992    3,870
Asset Sale Gains
  (Losses), net                      185       (23)      511      165      198
Other                              3,522     3,780     3,509    3,249    3,127
                                  ------     -----     -----    -----    -----
Total, excluding Securities
  Gains                          $36,438   $35,081   $33,304  $30,924  $29,443
Investment Security Gains, net     5,311       280       851      188    1,195
Merger, Integration and
  Other One-Time Charges
                                     ---   (35,290)      ---      ---      ---
                                  ------    ------    ------   ------   ------
Total Noninterest Income         $41,749   $    71   $34,155  $31,112  $30,638
--------------------------------------------------------------------------------

Trust service fees increased $967,000, or 13.9% compared to the same quarter last year. The increase is a result of higher trust assets under management.

Net investment securities gains increased $4.1 million, or 344.4% over the first quarter of 1997. In the fourth quarter of 1997, the Corporation hedged certain agency issued zero coupon bonds by executing various interest rate futures contracts. In the first quarter of 1998, these contracts were closed and the zero coupon bonds were sold. As a result, a net gain of $5.1 million was recognized contributing to the variance. The $1.2 million in net investment securities gains recognized in the first quarter of 1997 consisted primarily of gains on sales of mortgage related securities and gains from the sale of Sallie Mae stock.

Mortgage banking income increased $5.8 million, or 112.9% from the first quarter of 1997. Increases were recognized in higher origination fees (up $276,000), underwriting fees (up $475,000), servicing fees (up $181,000), escrow waiver fees (up $85,000) and gains on sales of loans (up $4.8 million). The production related revenue, (origination, underwriting and escrow waiver fees) was higher due to higher production volumes in the first quarter of 1998 ($495 million) compared to the same period last year ($195 million). The increased gains on sales of loans is the result of this increased production in a more favorable mortgage banking rate environment.

Retail commission income decreased $480,000, or 12.4% compared to the first three months of last year. Decreases in income from annuities (down $418,000) and stocks (down $398,000) were offset, in part, by an increase in income from the sale of mutual funds (up $375,000).

Income from loan fees increased $476,000, or 12.9% from the first quarter of 1998 to the first quarter of 1997. The increase is a result of increased fees on commercial loans (up $319,000) and real estate loans (up $122,000).

Other miscellaneous income, from a variety of sources, increased $395,000, or 12.6% over the first quarter of 1997. The increase is primarily attributable to higher income from TYME/electronic funds transfer/automatic teller machine fees (up $367,000) and increased check charge income (charges on check orders and rebates from check vendors) of $71,000.

First Quarter 1998 Compared to Fourth Quarter 1997

Noninterest income increased $6.4 million, or 18.1% in the first quarter of 1998 compared to the fourth quarter of 1997. Noninterest income, excluding net investment securities gains, increased $1.4 million, or 3.9%. Decreases in service charges on deposit accounts, retail commission income, loan fees and other noninterest income were more than offset by increases in trust service fees, net investment security gains, mortgage banking activity and net asset sale gains compared to the fourth quarter of 1997

Service charges on deposit accounts decreased $807,000, or 11.2% during the quarter. Reduced service charges were mainly on demand deposit accounts.

Net investment security gains increased $5.0 million. In the fourth quarter of 1997, the Corporation hedged certain agency issued zero coupon bonds by executing various interest rate futures contracts. In the first quarter of 1998, these contracts were closed and the zero coupon bonds were sold. As a result, a net gain of $5.1 million was recognized.

Mortgage banking income increased $2.5 million, or 29.6% from the fourth quarter of 1997. Increases were recognized in higher origination fees (up $174,000), underwriting fees (up $274,000), servicing fees (up $133,000), escrow waiver fees (up $26,000) and gains on sales of loans (up $1.9 million). The production related revenue, (origination, underwriting and escrow waiver fees) was higher due to higher production volumes in the first quarter of 1998 ($495 million) compared to the fourth quarter of 1997 ($410 million). The increased gains on sales of loans is the result of increased production and a more favorable mortgage banking rate environment.

Net asset sales gains increased $208,000 in the first quarter of 1998. Primarily contributing to the favorable change was an $85,000 gain on the sale of an operations building recognized in the first quarter of 1998. The Corporation will recognize pre-tax net asset sales gains of approximately $5.7 million in the second quarter of 1998. These gains are the result of a bank office building sale (gain of approximately $2.7 million) and a sale of a third party affinity credit card program (gain of approximately $3.0 million) which occurred in the third week of April this year.

NONINTEREST EXPENSE

First Quarter 1998 Compared to First Quarter 1997

Total noninterest expense increased $4.7 million, or 7.0% in the first quarter of 1998 compared to the same period last year. All categories of noninterest expense, with the exception of net occupancy expense and business development and advertising, increased when compared to the first quarter of last year.

                               Noninterest Expense
                                Quarterly Trends
                                 (In Thousands)
--------------------------------------------------------------------------------
                            1st Qtr.   4th Qtr.   3rd Qtr.   2nd Qtr.  1st Qtr.
                              1998       1997       1997       1997      1997
--------------------------------------------------------------------------------
Salaries and Employee
  Benefits                 $ 35,943   $ 32,933   $ 33,883   $ 33,518   $ 33,322
Net Occupancy Expense         5,168      4,432      5,010      5,193      5,662
Equipment Rentals,
  Depreciation and
   Maintenance                3,409      3,230      3,165      3,026      3,179
Data Processing Expense       4,654      4,347      4,155      4,270      4,128
Stationery and Supplies       1,396      1,505      1,450      1,249      1,328
Business Development and
   Advertising                3,266      4,283      3,962      3,787      3,904
FDIC Expense                    830        831        810        840        802
Other                        16,908     18,459     15,913     14,910     14,539
                             ------     ------     ------     ------     ------
Noninterest Expense,
  Excluding Merger,
  Integration and Other
  One-Time Charges           71,574     70,020     68,348     66,793     66,864
Merger, Integration and
  Other One-Time Charges        ---     51,622        ---        ---        ---
                             ------    -------     ------     ------     ------
Total Noninterest Expense  $ 71,574   $121,642   $ 68,348   $ 66,793   $ 66,864
--------------------------------------------------------------------------------

Salaries and employee benefit expenses increased $2.6 million, or 7.9% when compared to the first quarter of 1997. Total salary related expenses increased $2.3 million, or 8.8%, compared to the first quarter of 1997 while fringe benefit related expenses increased $326,000, or 4.5%. The 8.8% increase in salary expense is attributable to base merit increases, transitional overlapping positions as support functions are centralized, and new positions added. The fringe benefit increase was primarily due to higher social security tax expense (up $134,000) linked to the higher levels of salary expense.

Data processing increased $526,000, or 12.7%, compared to the first quarter of 1997. This increase is primarily due to the cost of processing volumes in excess of the volumes covered in the base contract with the third party processor.

Business development and advertising decreased $638,000, or 16.3%, compared to the first three months of 1997. The variance was a result of decreased direct mail and printed materials and other advertising.

Other miscellaneous expense, from various sources, increased $2.4 million compared to the first quarter of 1997. Primarily contributing to the increases were higher consulting expenses and higher amortization of mortgage servicing rights.

First Quarter 1998 Compared to Fourth Quarter 1997

Total noninterest expense increased $1.6 million, or 2.2% in the first quarter of 1998. Increases in salaries and employee benefits, net occupancy expense, equipment rentals, depreciation and maintenance and data processing expense were partially offset by decreases in stationery and supplies, business development and advertising, FDIC expense and other expenses.

Salaries and employee benefit expenses increased $3.0 million, or 9.1% when compared to the fourth quarter of 1997. Total salary related expenses increased $847,000, or 3.1% in the first quarter while fringe benefit related expenses increased $2.2 million, or 40.1%. Salary expense is up primarily as a result of base merit increases. Fringe benefit expenses increased due to higher unemployment expense, health insurance expense, profit sharing expense, social security expense and pension expense. The higher social security tax reflects a full quarter of social security tax. In the fourth quarter of 1997, the expense was less as a result of individuals reaching the maximum amount to be withheld, and thus the decrease of the company matchable portion, in the fourth quarter.

Net occupancy expense increased $737,000, or 16.6% in the first quarter. A majority of the increase occurred due to real estate tax and personal property tax estimates.

Business development and advertising decreased $1.0 million, or 23.7% in the first three months of 1998. The favorable variance was primarily due to the savings from reduced advertising costs.

                                 Expense Control
                                Quarterly Trends
--------------------------------------------------------------------------------
                                  1st Qtr. 4th Qtr.  3rd Qtr. 2nd Qtr. 1st Qtr.
                                    1998     1997      1997     1997     1997
--------------------------------------------------------------------------------
Efficiency Ratio - Quarter         54.10%   53.08%    52.78%   53.05%   54.50%
Efficiency Ratio - Year            54.10%   53.33%    53.43%   53.76%   54.50%

Expense Ratio - Quarter             1.41%    1.37%     1.40%    1.47%    1.58%
Expense Ratio - Year                1.41%    1.45%     1.48%    1.53%    1.58%
--------------------------------------------------------------------------------

INCOME TAXES

The effective tax rate for the first quarter of 1998 decreased to 34.40%, down from the 35.86% in the fourth quarter of 1997 and the 35.14% in the first quarter of 1997.

                               Income Tax Expense
                                Quarterly Trends
                                 (In Thousands)
--------------------------------------------------------------------------------
                                 1st Qtr.  4th Qtr.  3rd Qtr. 2nd Qtr. 1st Qtr.
                                   1998      1997      1997     1997     1997
--------------------------------------------------------------------------------
Operating Income Before Taxes    $60,759  $ 56,151   $56,859  $54,770  $52,200
                                  ------    ------    ------   ------   ------

Merger, Integration and Other
  One-Time Charges Before Taxes
                                     ---  (103,713)      ---      ---      ---
                                  ------   -------    ------    -----   ------
State Tax Expense - Operating    $ 1,747  $  1,586   $ 1,836  $ 1,676  $ 1,474
Federal Tax Expense - Operating   19,152    18,547    18,201   17,615   16,866
                                  ------    ------    ------   ------   ------
Total Income Tax Expense -
  Operating                      $20,899  $ 20,133   $20,037  $19,291  $18,340
Federal Tax - Merger,
  Integration and Other
  One-Time Charges                   ---   (13,893)      ---      ---      ---
                                  ------    ------    ------   ------   ------
Total Income Tax Expense         $20,899  $  6,240   $20,037  $19,291  $18,340
                                  ======    ======    ======   ======   ======

Effective Tax Rate                 34.40%    35.86%    35.24%   35.22%   35.13%
                                   =====     =====     =====    =====    =====

BALANCE SHEET

March 31, 1998 Compared to December 31, 1997

During the first three months of 1998, total assets remained level increasing by only $1 million, or 0.1% on an annualized basis. Loans increased $91 million, or 5.2% on an annualized basis. The loan growth was all in commercial and other loans (up $157 million, or 25.8% on an annualized basis). Real estate and consumer loans decreased from December 31, 1997 ($48 million, or 5.3% and $18 million, or 7.7% on an annualized basis, respectively). The loan growth was funded with a $62 million reduction of investments and short-term investments and a $207 million increase of interest-bearing deposits offset by a $49 million decrease in net free funds and a $140 million decrease in wholesale funding. The $207 million increase in interest-bearing deposits reflects a $13 million increase in outstanding brokered CDs and an increase of $194 million in retail interest-bearing deposits.

March 31, 1998 Compared to March 31, 1997

During the past 12 months, total assets increased $421 million, or 4.1%. Loans increased $418 million, or 6.2%. The loan growth was all in commercial and other loans (up $437 million or 20.1%). Real estate and consumer loans decreased from March 31, 1997 ($19 million or 0.5% and $285,000 or 0.1%, respectively). The loan growth was funded with $379 million of interest-bearing deposits and $168 million increase in net free funds offset by a $125 million decrease in wholesale funding. The $379 million increase in interest-bearing deposits reflects a $23 million increase in outstanding brokered CDs and an increase of $356 million in retail interest-bearing deposits.

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

Deposit growth is the primary source of liquidity at the banking subsidiaries. Interest-bearing deposits increased $206.7 million, while noninterest-bearing deposits fell $77.3 million from the seasonally high year-end balance.

As of March 31, 1998, the securities portfolio contained $131.7 million at amortized cost of U.S. Treasury and federal agency securities available for sale, representing 4.9% of the total securities portfolio. These government securities are highly marketable and had a market value equal to 100.5% of amortized cost at quarter end.

Money market investments, consisting of federal funds sold, securities purchased under agreements to resell, and interest-bearing deposits in other financial institutions, averaged $64.3 million in the first quarter of 1998 compared to $40.1 million during the same period in 1997. Being short-term and liquid by nature, money market investments generally provide a lower yield than other earning assets. The Corporation has a strategy of maintaining a sufficient level of liquidity to accommodate fluctuations in funding sources and will periodically take advantage of specific opportunities to temporarily invest excess funds at narrower than normal rate spreads while still generating additional net interest income. At March 31, 1998, the Corporation had $134.3 million outstanding in short-term money market investments, serving as an essential source of liquidity. The amount at quarter end represents 1.3% of total assets compared to .1% at December 31, 1997.

Short-term borrowings totaled $1.2 billion at March 31, 1998, compared with $1.3 billion at the end of 1997. Within the classification of short-term borrowings are federal funds purchased, securities sold under agreements to repurchase and FHLB advances with a remaining maturity of less than one year. Federal funds are purchased from a sizable network of correspondent banks while securities sold under agreements to repurchase are obtained from a base of individual, business and public entity customers. FHLB advances with a remaining maturity of greater than one year are included in long-term borrowings.

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

Liquidity is also necessary at the parent company level. The parent company's primary sources of funds are dividends and service fees from subsidiaries, borrowings and proceeds from the issuance of equity. The parent company manages its liquidity position to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries and satisfy other operating requirements. Dividends received from subsidiaries totaled $20.4 million in the first three months of 1998 and will continue to be the parent's main source of long-term liquidity.

At March 31, 1998, the parent company had $120 million of established lines of credit with non-affiliated banks, of which $92 million was in use for nonbank affiliates. The parent company also has access to funds from the issuance of the Corporation's commercial paper, although such funds are also downstreamed to the nonbank subsidiaries. Commercial paper outstanding at March 31, 1998, totaled $1.3 million.

The Corporation's long-term debt to equity ratio at March 31, 1998, was 3.6%, compared to 1.9% at December 31, 1997. This increase is primarily attributable to an increase in outstanding long-term FHLB advances.

Management believes that, in the current economic environment, the Corporation's subsidiary and parent company liquidity positions are adequate. There are no known trends nor any known demands, commitments, events or uncertainties that will result or are reasonably likely to result in a material increase or decrease in the Corporation's liquidity.

CAPITAL

Stockholders' equity at March 31, 1998, increased $23.1 million, or 2.8% since December 31, 1997. This increase was composed of $25.1 million of retained earnings, $4.8 million from option exercises and a $3.1 million increase in the unrealized gain on available for sale securities, reduced by $9.9 million from treasury stock purchases. Equity to assets at March 31, 1998 increased to 7.83%, with the Tier 1 leverage ratio climbing to 7.34%.

Cash dividends of $.29 were paid in the first quarter of 1998, representing a payout ratio of 36.71% for the quarter.

                                     Capital
                                Quarterly Trends
                                 (In Thousands)
--------------------------------------------------------------------------------
                               1st Qtr.  4th Qtr.  3rd Qtr.  2nd Qtr.  1st Qtr.
                                 1998      1997      1997      1997      1997
--------------------------------------------------------------------------------
Stockholders' Equity          $836,826  $813,693  $874,027  $842,561  $813,192
Average Equity to
  Average Assets                  7.83%     8.15%     8.10%     7.95%     8.11%
Equity to Assets -
  Period End                      7.83%     7.61%     8.16%     8.00%     7.92%
Tier 1 Capital to Risk
  Weighted Assets - Period End   10.89%    10.61%    12.45%    12.21%    12.32%
Total Capital to Risk
  Weighted Assets - Period End   12.14%    11.86%    13.49%    13.26%    13.36%
Tier 1 Leverage Ratio -
  Period End                      7.34%     7.10%     7.77%     7.72%     7.68%
Market Value Per Share -
  Period End                    $53.94    $55.13    $45.06    $39.50    $36.75
Book Value Per Share -
  Period End                    $16.54    $16.15    $17.39    $16.80    $16.17
Market Value Per Share to
  Book Value Per Share          326.12%   341.36%   259.11%   235.12%   227.27%

Dividends Per Share -
  This Quarter                   $0.29     $0.29     $0.29     $0.29     $0.24
Dividends Per Share -
  Year to Date                   $0.29     $1.11     $0.82     $0.53     $0.24

Earnings Per Share -
  This Quarter                   $0.79     $0.72     $0.73     $0.71     $0.67
Earnings Per Share -
  Year to Date                   $0.79     $2.83     $2.11     $1.38     $0.67

Dividend Payout Ratio -
  This Quarter                   36.71%    40.28%    39.73%    40.85%    35.82%
Dividend Payout Ratio -
  Year to Date                   36.71%    39.22%    38.86%    38.41%    35.82%
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

As of March 31, 1998, the Corporation's tier 1 risk-based capital ratio, total risk-based capital (tier 1 and tier 2) ratio and tier 1 leverage ratio were well in excess of regulatory minimums. Management of the Corporation expects to continue to exceed the minimum standards in the future.

Similar capital guidelines are also required of the individual banking subsidiaries of the Corporation. As of March 31, 1998, each banking subsidiary exceeded the minimum ratios for tier 1 capital, total capital and the tier 1 leverage ratio.

Management actively reviews capital strategies for the Corporation and each of its subsidiaries to ensure that capital levels are appropriate based on the perceived business risks, future growth opportunities, industry standards and regulatory requirements.

YEAR 2000

The Corporation has completed its initial assessment of the Year 2000 issue. The Year 2000 issue relates to systems designed to use two digits rather than four to define the applicable year. This assessment was performed by an independent third party. Management believes that all operating systems critical to its delivery of customer service will be Year 2000 compliant prior to December 31, 1998. The cost of implementing the recommendations of the initial assessment are not deemed to be material and, thus, will not have a significant impact on the Corporation's results of operations, liquidity or capital resources.

RECENT DEVELOPMENTS

On April 22, 1998, the Corporation announced the awarding of a 5-for-4 stock split to be effected as a 25 percent stock dividend. The 5-for-4 stock split to be effected in the form of a 25 percent stock dividend is payable on June 12, 1998, to shareholders of record at the close of business on June 1, 1998. All share data will be adjusted retroactively to reflect the stock split effected in the form of a stock dividend at that time. Any fractional shares resulting from the dividend will be paid in cash.

PENDING COMBINATION

On February 17, 1998 the Corporation announced the signing of a definitive agreement to acquire Citizens Bankshares, Inc. ("Citizens"), parent company of the $164 million Citizens Bank, N.A., with four banking locations in Northeast Wisconsin. The stock-for-stock merger transaction is contingent upon approval of regulatory authorities and the shareholders of citizens. The transaction, expected to be completed in the third quarter of 1998, will be accounted for using the pooling-of-interests method. However, the transaction is not expected to be material to prior years' reported operating results and, accordingly, previously reported results will not be restated.

ACCOUNTING DEVELOPMENTS

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Corporation adopted SFAS No. 131 on January 1, 1998, and required disclosures will be included beginning with the Corporation's 1998 Form 10-K Annual Report.

The FASB has issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-Retirement Benefits," which is effective for fiscal years beginning after December 15, 1997. This statement revises employers' disclosures about pension and other post-retirement benefit plans. It does not change the measurement of recognition of those plans. It standardizes the disclosure requirements for pensions and other post-retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful. The Corporation adopted SFAS No. 132 on January 1, 1998.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The Corporation has not experienced any material changes to its market risk position from that disclosed in the Corporation's 1997 Form 10-K Annual Report.

                              ASSOCIATED BANC-CORP
                           PART II - OTHER INFORMATION


                                                                       Page No.
                                                                       --------

ITEM 6: Exhibits and Reports on Form 8-K

        (a) Exhibits:

            None

        (b) Reports on Form 8-K:

            There were no reports on Form 8-K filed for the three months ended March 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                         ASSOCIATED BANC-CORP
                                         ---------------------------------------
                                         (Registrant)


Date:  May 14, 1998                      /s/ Brian R. Bodager
                                         ---------------------------------------
                                             Brian R. Bodager
                                             Chief Administrative Officer,
                                             General Counsel and Corporate
                                             Secretary

Date:  May 14, 1998                      /s/ Joseph B. Selner
                                         ---------------------------------------
                                             Joseph B. Selner
                                             Principal Financial Officer