Form 10-Q
period 1998-06-30
ASSOCIATED BANC-CORP
filed 1998-08-14
CIK 7789

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

  X    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
-----  EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1998
                                     -------------------------------------------

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                     to
                                      --------------------  --------------------

       Commission file number            0-5519
                             ---------------------------------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant's common stock, par value $0.01 per share, at June 30, 1998, was 63,308,586 shares.

                              ASSOCIATED BANC-CORP
                                TABLE OF CONTENTS

                                                                       Page No.
                                                                       ---------
PART I.  Financial Information

         Item 1.  Financial Statements:

                  Consolidated Statements of Financial
                  Condition - June 30, 1998 and December 31, 1997

                  Consolidated Statements of Income - Three and Six Months Ended June 30, 1998 and 1997

                  Consolidated Statements of Cash Flows -
                  Six Months Ended June 30, 1998 and 1997

                  Notes to Consolidated Financial Statements

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures About 30
                  Market Risk

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

Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, could affect the future financial results of the Corporation and could cause those results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document. These factors include the following:

     -    operating, legal and regulatory risks;

     - economic, political and competitive forces affecting the Corporation's banking, securities, asset management and credit services businesses; and

     - the risk that the Corporation's analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

                              ASSOCIATED BANC-CORP
                 Consolidated Statements of Financial Condition
                                   (Unaudited)

                                                  June 30,         December 31,
                                                    1998               1997
                                                    ----               ----
                                              (In Thousands, Except Share Data)
ASSETS

   Cash and due from banks                     $   275,844         $   288,021
   Interest-bearing deposits
     in other financial institutions                 4,619               4,154
   Federal funds sold and securities
     purchased under agreements to resell           18,500              11,511
   Investment securities:
     Held to maturity at amortized  cost
      (Fair value of  approximately  $685,495
       and $782,240 at June 30, 1998 and
       December 31, 1997, respectively)            674,691             772,524
     Available for sale-stated at fair value     2,044,507           2,167,694
   Loans, held for sale                             86,851             114,001
   Loans, net of unearned income                 7,210,503           7,076,576
   Less: Allowance for possible loan losses        (91,708)            (92,731)
                                                    ------              ------
     Loans, net                                  7,118,795           6,983,845
   Premises and equipment                          128,573             127,823
   Other assets                                    209,287             221,866
                                                  --------             -------
     Total assets                              $10,561,667         $10,691,439
                                                ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

   Noninterest-bearing deposits                $   842,077         $   904,710
   Interest-bearing deposits                     7,625,071           7,459,427
                                                 ---------           ---------
     Total deposits                              8,467,148           8,364,137
   Short-term borrowings                         1,066,287           1,337,008
   Accrued expenses and other liabilities          133,188             161,331
   Long-term borrowings                             27,758              15,270
                                                 ---------           ---------
     Total liabilities                           9,694,381           9,877,746
   Commitments and contingent liabilities              ---                 ---
   Stockholders' equity
     Preferred stock                                   ---                 ---
     Common stock (par value $0.01 per share,
       authorized 100,000,000 shares issued;
       63,389,734 and 62,993,309 shares,
       respectively)                                   634                 504
     Surplus                                       224,982             218,072
     Retained earnings                             613,314             569,996
     Accumulated other comprehensive income         31,810              26,144
       Less: Treasury stock (81,148 and
              23,618 shares, respectively
              at cost)                              (3,454)             (1,023)
                                                    ------               -----
       Total stockholders' equity                  867,286             813,693
                                                 ---------           ---------
       Total liabilities and stockholders'
         equity                                $10,561,667         $10,691,439
                                                ==========          ==========

(See accompanying notes to Consolidated Financial Statements.)

ITEM 1.  Financial Statements Continued:


                              ASSOCIATED BANC-CORP
                        Consolidated Statements of Income
                                   (Unaudited)
                                        Three Months Ended   Six Months Ended
                                             June 30,            June 30,
                                             --------            --------
                                          1998      1997      1998      1997
                                          ----      ----      ----      ----
                                                    (In Thousands)
INTEREST INCOME
  Interest and fees on loans            $151,247  $146,162  $302,131  $288,417
  Interest and dividends on
    investment securities:
    Taxable                               41,564    46,127    85,837    90,692
    Tax exempt                             2,603     2,300     5,065     4,650
  Interest on deposits in other
    financial institutions                   609       256     1,185       533
  Interest on federal funds sold
    and securities
    purchased under agreements
    to resell                                232       211       487       506
                                         -------   -------   -------   -------
    Total interest income                196,255   195,056   394,705   384,798
INTEREST EXPENSE
  Interest on deposits                    86,775    82,821   173,071   163,856
  Interest on short-term borrowings       15,280    18,052    32,650    34,472
  Interest on long-term borrowings           543       546       985     1,034
                                         -------   -------   -------   -------
    Total interest expense               102,598   101,419   206,706   199,362
                                         -------   -------   -------   -------
NET INTEREST INCOME                       93,657    93,637   187,999   185,436
  Provision for possible loan losses       3,375     3,186     7,133     6,559
                                         -------   -------   -------   -------
  Net interest income after provision
    for possible loan losses              90,282    90,451   180,866   178,877
NONINTEREST INCOME
  Trust service fees                       8,066     6,983    15,981    13,931
  Service charges on deposit accounts      6,816     7,023    13,186    13,522
  Investment securities gains, net           642       188     5,953     1,383
  Mortgage banking activity               11,183     5,438    22,079    10,554
  Retail commission income                 3,987     3,992     7,377     7,862
  Loan fees                                4,870     4,074     9,030     7,758
  Asset sale gains, net                    6,191       165     6,376       363
  Other                                    3,341     3,249     6,863     6,377
                                         -------   -------   -------   -------
   Total noninterest income               45,096    31,112    86,845    61,750
NONINTEREST EXPENSE
  Salaries and employee benefits          37,103    33,518    73,046    66,839
  Net occupancy expense                    5,053     5,193    10,222    10,855
  Equipment rentals, depreciation and
    maintenance                            3,458     3,026     6,867     6,205
  Data processing expense                  4,789     4,270     9,443     8,399
  Stationery and supplies                  1,486     1,249     2,882     2,577
  Business development and advertising     4,069     3,787     7,335     7,691
  FDIC expense                               817       840     1,646     1,642
  Other                                   16,084    14,909    32,992    29,449
                                         -------   -------   -------   -------
    Total noninterest expense             72,859    66,792   144,433   133,657
                                         -------   -------   -------   -------
Income before income taxes                62,519    54,771   123,278   106,970
Income tax expense                        21,515    19,291    42,414    37,631
                                         -------   -------   -------   -------
NET INCOME                              $ 41,004  $ 35,480  $ 80,864  $ 69,339
                                         =======   =======   =======   =======
Earnings per share:
  Basic                                 $   0.65  $   0.57  $   1.28  $   1.10
  Diluted                               $   0.64  $   0.56  $   1.26  $   1.08



(See accompanying notes to Consolidated Financial Statements)

ITEM 1.  Financial Statements Continued:

                              ASSOCIATED BANC-CORP
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                            Six Months Ended
                                                                June 30,
                                                                --------
                                                            1998        1997
                                                            ----        ----
                                                             (In Thousands)
OPERATING ACTIVITIES
  Net income                                            $  80,864   $  69,339
  Adjustments to reconcile net income
    to net cash used by operating
    activities:
    Provision for possible loan losses                      7,133       6,559
    Depreciation and amortization                           7,915       7,084
    Amortization of mortgage servicing
      rights                                                3,183       2,492
    Amortization of intangibles                             2,920       3,116
    Net amortization (accretion) of premiums
      and discounts                                           882      (4,372)
    Loss on sales of investment securities, net            (5,953)     (1,383)
      Increase (decrease) in interest receivable
        and other assets                                   12,334      (2,546)
      Decrease in interest payable and other
        liabilities                                       (28,143)     (3,941)
      Amortization of loan fees and costs                      31          26
      Net increase in mortgage loans acquired
        for sale                                           34,848       1,269
      Loss on sales of mortgage loans held
        for sale                                           (7,698)     (1,246)
      Loss on other asset sales                            (6,376)       (363)
                                                          -------     -------
Net cash provided by operating activities                 101,940      76,034

INVESTING ACTIVITIES
   Net decrease (increase) in federal funds
     sold and securities purchased
     under agreements to resell                            (6,989)     15,523
   Net increase in interest-bearing deposits in
     other financial institutions                            (465)     (1,892)
   Purchases of held to maturity securities               (10,019)    (97,286)
   Purchases of available for sale securities            (216,432)   (498,843)
   Proceeds from sales of available for sale
     securities                                            60,366      33,612
   Maturities of held to maturity securities              107,601     144,742
   Maturities of available for sale securities            296,619     249,760
   Net increase in loans                                 (174,024)   (268,397)
   Proceeds from sales of other real estate                 3,513       3,872
   Purchases of premises and equipment, net of
     disposals                                            (10,611)     (8,016)
   Purchase of mortgage servicing rights                  (10,345)     (3,588)
   Net cash received in purchase of subsidiary               --         5,051
   Proceeds from sale of other assets                      38,086         544
                                                          -------     -------
Net cash used in investing activities                      77,300    (424,918)

FINANCING ACTIVITIES
   Net increase (decrease) in deposits                    103,011     103,233
   Net increase (decrease) in short-term
     borrowings                                          (271,732)    199,565
   Cash dividends                                         (29,368)    (22,764)
   Proceeds from issuance of long-term borrowings          13,500         425
   Proceeds from exercise of stock options                  6,177       2,308
   Stock purchases by pooled company                          ---     (21,048)
   Purchase of treasury stock                             (13,005)     (1,524)
                                                          -------     -------
Net cash provided by (used in) financing activities      (191,417)   (260,195)
Net decrease in cash and cash equivalents                 (12,177)    (88,689)
Cash and due from banks at beginning of period            288,021     369,842
                                                          -------     -------
Cash and due from banks at end of period                $ 275,844   $ 281,153
                                                          =======     =======

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
    Interest                                            $ 202,821   $ 193,348
    Income taxes                                            3,839      37,092
Supplemental schedule of noncash investing activities:
  Loans transferred to other real estate                    4,160      13,465
  Loans made in connection with the disposition of
    other real estate                                         237       3,807


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

NOTE 3: Business Combinations

The following table summarizes completed transactions during 1997 and 1998 (through June 30):

                                                          Consideration Paid
                                                      ---------------------------
                                                                       Shares of
                               Date       Method of        Cash          Common     Total Assets   Intangibles
     Name of Acquired        Acquired     Accounting   (In Millions)     Stock      (In Millions) (In Millions)
----------------------------------------------------------------------------------------------------------------
Centra Financial, Inc. [A]     2/97      Pooling of
West Allis, Wisconsin                    Interests         $---         517,956        $   76          $---

First Financial
  Corporation [B]             10/97      Pooling of
Stevens Point, Wisconsin                 Interests          0.1      34,794,911         6,005            ---
----------------------------------------------------------------------------------------------------------------

[A] The transaction, accounted for using the pooling-of-interests method, was not material to operating results for years prior to the acquisition and, accordingly, results for years prior to the acquisition were not restated.

[B]  Allconsolidated   financial   information  has  been  restated  as  if  the
     transaction had been effected as of the beginning of the earliest period presented.

NOTE 4: Investment Securities

The amortized cost and fair values of investment securities held to maturity and securities available for sale for the periods indicated were as follows:

                     Investment Securities Held to Maturity
--------------------------------------------------------------------------------

         (In thousands)                                  June 30, 1998
--------------------------------------------------------------------------------
                                                   Amortized Cost  Fair Value
--------------------------------------------------------------------------------
Federal agency securities                           $  107,815     $  108,447
Mortgage-related securities                            314,062        319,875
Obligations of state and political
  subdivisions                                         178,795        181,632
Other securities (debt)                                 74,019         75,541
                                                       -------        -------
Total                                               $  674,691     $  685,495
================================================================================

         (In thousands)                                December 31, 1997
--------------------------------------------------------------------------------
                                                   Amortized Cost  Fair Value
--------------------------------------------------------------------------------
U.S. Treasury securities                            $      498     $      500
Federal agency securities                              146,259        146,818
Mortgage-related securities                            361,298        365,952
Obligations of state and political
  subdivisions                                         183,286        186,300
Other securities (debt)                                 81,183         82,670
--------------------------------------------------------------------------------
Total                                               $  772,524     $  782,240
================================================================================

                    Investment Securities Available for Sale
--------------------------------------------------------------------------------
         (In thousands)                                  June 30, 1998
--------------------------------------------------------------------------------
                                                   Amortized Cost  Fair Value
--------------------------------------------------------------------------------
U.S. Treasury securities                            $   94,559     $   95,248
Federal agency securities                              276,715        277,726
Mortgage-related securities                          1,394,195      1,426,950
Obligations of state and political
  subdivisions                                          51,219         51,383
Other securities (debt and equity)                     177,660        193,200
--------------------------------------------------------------------------------
Total                                               $1,994,348     $2,044,507
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
================================================================================

NOTE 5: Allowance for Possible Loan Losses

A summary of the changes in the allowance for possible loan losses for the periods indicated is as follows:

                                                 For the Six     For the Year
                                                 Months Ended       Ended
                                                   June 30,      December 31,
                                                     1998            1997
                                                     ----            ----
                                                        (In Thousands)
--------------------------------------------------------------------------------
Balance at beginning of period                    $ 92,731        $ 71,767
Balance related to acquisition                          --             728
Provisions charged to operating expense              7,133          31,668
Net loan charge-offs                                (8,156)        (11,432)
                                                     -----          ------
Balance at end of period                          $ 91,708        $ 92,731
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

A summary of the changes in the balance of mortgage servicing rights is as follows:

                                                 For the Six     For the Year
                                                 Months Ended       Ended
                                                   June 30,      December 31,
                                                     1998            1997
                                                     ----            ----
                                                        (In Thousands)
--------------------------------------------------------------------------------
Balance at beginning of period                    $ 22,535        $ 20,238
Additions                                           10,345           9,801
Amortization                                        (3,183)         (6,472)
Sales of servicing rights                              ---             ---
Change in valuation allowance                       (3,055)         (1,032)
                                                     -----           -----
Balance at end of period                          $ 26,642        $ 22,535
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

NOTE 8: Earnings Per Share

Presented below are the calculations for basic and diluted earnings per share:

                                       Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                         1998       1997       1998       1997
                                         ----       ----       ----       ----
                                        (In Thousands, Except Per Share Data)
Basic:
Net income available to common
  stockholders                         $41,004    $35,480    $80,864    $69,339

Weighted average shares outstanding     63,261     62,696     63,271     62,938

Basic earnings per share               $  0.65    $  0.57    $  1.28    $  1.10
                                          ====       ====       ====       ====

Diluted:
Net income available to common
  stockholders                         $41,004    $35,480    $80,864    $69,339

Weighted average shares outstanding 63,261 62,696 63,271 62,938 Effect of dilutive stock options
  outstanding                              769        863        790      1,049
                                        ------     ------     ------     ------
Diluted weighted average shares
  outstanding                           64,030     63,559     64,061     63,987

Diluted earnings per common share      $  0.64    $  0.56    $  1.26    $  1.08
                                          ====       ====       ====       ====

NOTE 9: Comprehensive Income

The Financial Accounting Standards Board (FASB) has issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Corporation adopted SFAS No. 130 on January 1, 1998, and all annual required disclosures will be included beginning with the Corporation's 1998 Form 10-K Annual Report.

The Corporation's comprehensive income for the three and six month periods ended June 30, 1998 and 1997, is as follows:

                                       Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                         1998       1997       1998       1997
                                         ----       ----       ----       ----
Net income                            $ 41,004   $ 35,480   $ 80,864   $ 69,339
Other comprehensive income,
  net of tax-unrealized gain
  on securities:
  Unrealized holding gains
    arising during the period            2,940     11,962      9,535      5,587
    Less: reclassification
    adjustmentfor net gains
    realized in net income                (417)      (122)    (3,869)      (899)
                                        ------     ------     ------     ------
Subtotals                                2,523     11,840      5,666      4,688
                                        ------     ------     ------     ------
Comprehensive income                  $ 43,527   $ 47,320   $ 86,530   $ 74,027
                                        ======     ======     ======     ======

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

All prior period per share results, period end shares and weighted average shares have been restated to reflect the five-for-four stock split effected in the form of a 25 percent stock dividend paid to shareholders on June 12, 1998.

Net income for the second quarter of 1998 was $41.0 million, up 15.6% over 1997 second quarter net income of $35.5 million, and up from the $39.9 million reported in the first quarter of 1998. Earnings per basic share were $0.65 in the second quarter of 1998, up 14.0% over the $0.57 reported in the second quarter of 1997, and up from the $0.63 net income per share reported in the first quarter of 1998. Earnings per diluted share were $0.64 in the second quarter of 1998, up 14.3% over the $0.56 reported in the second quarter of 1997, and up from the $0.62 net income per share reported in the first quarter of 1998. Diluted earnings take into account shares that could be issued through stock option plans, convertible securities or other contracts.

Net income for the first six months of 1998 was $80.9 million, up 20.1% over the net income in the same period of 1997 of $69.3 million. Earnings per basic share were $1.28 in the first six months of 1998, up 16.4% over the $1.10 reported in the first six months of 1997. Earnings per diluted share were $1.26 in the first six months of 1998, up 16.7% over the $1.08 reported in the first six months of 1997.

Return on average assets (ROA) for the second quarter of 1998 was 1.56%, up from 1.38% during the same period last year. Second quarter 1998 ROA increased from 1.53% in the first quarter of 1998. Return on average equity (ROE) for the first quarter of 1998 was 19.36%, up from 17.41% during the same period last year. Second quarter 1998 ROE decreased from the 19.51% reported in the first quarter of 1998.

Return on average assets (ROA) for the first six months of 1998 was 1.54%, up from 1.37% during the same period last year. Return on average equity (ROE) for the first six months of 1998 was 19.43%, up from 17.10% during the same period last year.

The change in second quarter 1998 net income (increase of $5.5 million, or 15.6%), when compared to the same period last year, was a result of higher noninterest income (up $14.0 million, or 44.9%), offset by higher provision for loan losses (up $189,000, or 5.9%), higher noninterest expense (up $6.1 million, or 9.1%) and higher tax expense (up $2.2 million, or 11.5%).

The change in second quarter 1998 net income (increase of $1.1 million, or 2.9%), when compared to the first quarter of 1998, was a result of lower provisions for loan losses (down $384,000, or 10.2%), higher noninterest income (up $3.3 million, or 8.0%), offset by lower net interest income (down $686,000, or 0.7%), higher noninterest expense (up $1.3 million, or 1.8%), and higher income tax expense (up $616,000, or 2.9%).

The change in the first six months of 1998 net income (increase of $11.5 million, .or 16.6%), when compared to the same period last year, was a result of higher net interest income (up $2.6 million, or 1.4%) and higher noninterest income (up $25.1 million, or 40.6%), offset by higher provision for loan losses (up $574,000, or 8.8%), higher noninterest expense (up $10.8 million, or 8.1%), and higher income tax expense (up $4.8 million, or 12.7%).

                                   Net Income
                                Quarterly Trends
                                 (In Thousands)
--------------------------------------------------------------------------------
                          2nd Qtr.   1st Qtr.   4th Qtr.   3rd Qtr.   2nd Qtr.
                            1998       1998       1997       1997       1997
--------------------------------------------------------------------------------
Operating Net
  Income (Qtr)            $41,004    $39,860   $ 36,018     $ 36,822  $ 35,480
Operating Net
  Income (YTD)            $80,864    $39,860   $142,178     $106,161  $ 69,339

Consolidated Net
  Income (Loss)(Qtr)      $41,004    $39,860   $(53,802)    $ 36,822  $ 35,480
Consolidated Net
  Income (YTD)            $80,864    $39,860   $ 52,359     $106,161  $ 69,339

Operating EPS -
  Basic (Qtr)             $   .65    $   .63   $    .57     $    .59  $    .57
Operating EPS -
  Diluted (Qtr)           $   .64    $   .62   $    .57     $    .58  $    .56

Operating EPS -
  Basic (YTD)             $  1.28    $   .63   $   2.26     $   1.69  $   1.10
Operating EPS -
  Diluted (YTD)           $  1.26    $   .62   $   2.22     $   1.66  $   1.08

Consolidated EPS -
  Basic (Qtr)             $   .65    $   .63   $  (1.86)    $    .59  $    .57
Consolidated EPS -
  Diluted (Qtr)           $   .64    $   .62   $   (.85)    $    .58  $    .56

Consolidated EPS -
  Basic (YTD)             $  1.28    $   .63   $     .83    $   1.69  $   1.10
Consolidated EPS -
  Diluted (YTD)           $  1.26    $   .62   $     .82    $   1.66  $   1.08

Operating ROE -
  Quarter                   19.36%     19.51%      16.46%      17.33%     17.41%
Operating ROE -
  YTD                       19.43%     19.51%      16.93%      17.09%     17.10%

Operating ROA -
  Quarter                    1.56%      1.53%       1.34%       1.40%      1.38%
Operating ROA -
  YTD                        1.54%      1.53%       1.37%       1.38%      1.37%
--------------------------------------------------------------------------------

NET INTEREST INCOME

Second Quarter 1998 Compared to Second Quarter 1997:

Fully taxable equivalent (FTE) net interest income in the second quarter of 1998 was $95.2 million, an increase of $208,246 over the second quarter of 1997 FTE net interest income of $95.0 million.

The increase in FTE net interest income was attributable to larger volumes of earning assets (up $246 million) when compared to the second quarter of 1997. The increase in net interest income due to the volume variance (change in interest income from incremental earning assets less the change in interest expense from incremental volumes of interest-bearing liabilities) was $5.2 million. This large increase was offset by a negative rate variance (change in interest income from incremental yields on earning assets less the change in interest expense from incremental rates on interest-bearing liabilities) of $5.0 million. The contribution from the growth in earning assets was essentially offset by a 9 basis point decrease in the net interest margin. The growth in earning assets was concentrated in loans, with loans increasing $416 million offset by a $197 million decrease in investment securities, when compared to the second quarter of 1997.

The net interest margin for the second quarter of 1998 was 3.77%, compared with 3.86% in the second quarter of 1997. The contribution from net free funds in the second quarter of 1998 increased to 0.60% from 0.54% for the same period in 1997. The rate spread decreased to 3.17% from 3.32% reported a year ago.

Average earning assets grew $246 million from the second quarter of 1997. The average loans to average deposits ratio increased to 86.7%, up from 85.6% in the second quarter of 1997.

The growth in average loans of $416 million was funded by increased time deposits (personal CDs and Brokered CDs) of $115 million ($123 million increase in personal CDs and an $8 million decrease in Brokered CDs), higher balances of Savings, NOW and MMA of $166 million and higher net free funds of $142 million, a decrease in the balances of investments and short-term investments of $170, offset by a $177 million decrease in wholesale borrowings ( funds purchased, repurchase agreements, FHLB borrowings, and long-term borrowings).

                               Net Interest Income
                              Tax Equivalent Basis
                                 (In Thousands)
--------------------------------------------------------------------------------
                       2nd Qtr.   1st Qtr.    4th Qtr.    3rd Qtr.     2nd Qtr.
                         1998       1998        1997        1997         1997
--------------------------------------------------------------------------------
Interest Income       $196,255    $198,451    $201,798    $200,647    $195,056
Tax Equivalent
  Adjustment             1,543       1,509       1,464       1,406       1,355
                       -------     -------     -------     -------     -------
Tax Equivalent
  Interest Income     $197,798    $199,960    $203,262    $202,053    $196,411
Interest Expense       102,598     104,108     106,418     105,857     101,419
                       -------     -------     -------     -------     -------
Tax Equivalent Net
  Interest Income     $ 95,200    $ 95,852    $ 96,844    $ 96,196    $ 94,992
--------------------------------------------------------------------------------

Second Quarter 1998 Compared to First Quarter 1998:

Fully taxable equivalent (FTE) net interest income in the second quarter of 1998 was $95.2 million, a decrease of $652,000 compared to the first quarter of 1998 FTE net interest income of $95.9 million.

The decrease in FTE net interest income was attributable to lower volumes of earning assets (down $38 million) when compared to the first quarter of 1998. The increase in net interest income due to the volume variance (change in interest income from incremental earning assets less the change in interest expense from incremental volumes of interest-bearing liabilities) was $938,000. This variance is primarily attributable to a shift in earning assets to higher yielding loans from lower yielding investments. This increase was more than offset by a negative rate variance (change in interest income from incremental yields on earning assets less the change in interest expense from incremental rates on interest-bearing liabilities) of $1.7 million. Additionally, the extra day in the second quarter compared to the first quarter contributed $116,000 to net interest income. The contribution from the change in mix of earning assets was more than offset by the 2 basis point decrease in the net interest margin. The change in earning assets resulted as loans increased $84 million offset by a $122 million decrease in investment securities, when compared to the first quarter of 1998.

The net interest margin for the second quarter of 1998 was 3.77%, compared with 3.79% in the first quarter of 1998. The contribution from net free funds in the second quarter of 1998 increased to 0.60% from 0.59% compared to the first quarter of 1998. The rate spread decreased to 3.17% from 3.20% reported last quarter.

Average earning assets decreased $38 million from the first quarter of 1998. Total loans grew $84 million. Included in the change in the average loan balance for the quarter is a $24 million reduction from the sale of an affinity credit card portfolio which resulted in a gain of $3.0 million. The average loans to average deposits ratio increased to 86.7%, up from 86.5 % in the first quarter of 1998. The ratio of average loans to average earning assets increased to 72.6% for the second quarter of 1998 compared to 71.5% in the first quarter of 1998.

The growth in average loans of $84 million was funded by time deposits (personal CDs and Brokered CDs) of $0 million ($8 million increase in personal CDs and an $8 million decrease in Brokered CDs), higher balances of Savings, NOW and MMA of $55 million and higher net free funds of $49 million, a decrease in the balances of investments and short-term investments of $122, offset by a $142 million decrease in wholesale borrowings (funds purchased, repurchase agreements, FHLB borrowings, and long-term borrowings).

                               Net Interest Margin
                                Quarterly Trends
                              (Quarterly Info Only)
--------------------------------------------------------------------------------
                  2nd Qtr. 1st Qtr. 4th Qtr. 3rd Qtr. 2nd Qtr.
                            1998 1998 1997 1997 1997
--------------------------------------------------------------------------------
Yield on Earning Assets         7.86%     7.97%     7.95%     8.07%     8.01%
Cost of Interest-Bearing
  Liabilities                   4.69%     4.77%     4.78%     4.79%     4.69%
                                ----      ----      ----      ----      ----
Interest Rate Spread            3.17%     3.20%     3.17%     3.28%     3.32%
Net Free Funds
  Contribution                  0.60%     0.59%     0.63%     0.57%     0.54%
                                ----      ----      ----      ----      ----
Net Interest Margin             3.77%     3.79%     3.80%     3.85%     3.86%
                                ====      ====      ====      ====      ====

Average Earning Assets
  to Average Assets            95.30%    95.24%    95.34%    95.23%    95.27%
Free Funds Ratio
  (% of Earning Assets)        12.86%    12.33%    13.12%    11.96%    11.73%
--------------------------------------------------------------------------------

YTD Second Quarter 1998 Compared to YTD Second Quarter 1997:

FTE net interest income in the first six months of 1998 was $191.1 million, an increase of $2.8 million over the same period in 1997 FTE net interest income of $188.2 million.

The increase for this period was primarily attributable to a volume variance (change in interest income from incremental earning assets less the change in interest expense from incremental volumes of interest-bearing liabilities) of $11.2 million, offset by a negative rate variance (change in interest income from incremental yields on earning assets less the change in interest expense from incremental rates on interest-bearing liabilities) of $8.4 million.

The net interest margin for the first six months of 1998 was 3.78%, compared with 3.87% in the first six months of 1997. The largest factor contributing to the decrease in net interest margin was the 14 basis point reduction in interest rate spread. Contributing to this decline in spread was a 10 basis point reduction in the yield on total earning assets (loans down 14 basis points, investments down 7 basis points) and a higher rate on total interest-bearing liabilities of 4 basis points (retail deposits up 6 basis points and wholesale funds up 2 basis points). This 14 basis point reduction in interest rate spread was offset by a 5 basis point increase in contribution from net free funds.

Average earning assets increased $372 million in the first six months of 1998 compared to the same period last year. Total average loans grew $444 million in the first six months of 1998 compared to the first six months of 1997.

The average loan growth of $444 million was a result of increased time deposits (personal CDs and Brokered CDs) of $153 million ($141 million increase in personal CDs and a $12 million increase in Brokered CDs), higher balances of Savings, Now and MMA of $157 million, increased net free funds of $134 million, decreased balances of investments and short-term investments of $73 million offset by increased wholesale borrowings (funds purchased, repurchase agreements, FHLB borrowings and long-term borrowings) of $73 million.

              Earning Asset and Interest-Bearing Liability Volumes
                                Quarterly Trends
                                 (In Thousands)
--------------------------------------------------------------------------------
                        2nd Qtr.    1st Qtr.    4th Qtr.    3rd Qtr.    2nd Qtr.
                          1998        1998        1997        1997        1997
--------------------------------------------------------------------------------
Average Loans        $ 7,285,819 $ 7,201,937 $ 7,161,090 $ 6,990,922 $ 6,869,948
Average Earning
  Assets              10,039,967  10,078,411  10,150,486   9,940,700   9,794,201
Average Noninterest-
  Bearing Deposits       769,465     778,957     824,393     726,945     704,798
Average Interest-
  Bearing Deposits     7,605,270   7,550,146   7,511,209   7,403,326   7,323,884
Average Deposits       8,401,735   8,329,103   8,355,602   8,130,271   8,028,682
Average Interest-
  Bearing
  Liabilities        $ 8,748,600 $ 8,835,493 $ 8,818,256 $ 8,751,596 $ 8,644,990
--------------------------------------------------------------------------------

LOAN LOSS

The loan loss provision for the second quarter of 1998 was $3.4 million, a decrease of $384,000 from the first quarter of 1998 provision of $3.8 million and an increase of $186,000 from the second quarter of 1997.

As of June 30, 1998, the allowance for possible loan losses of $91.7 million represented 1.27% of total outstanding loans, down from the 1.31% reported at December 31, 1997, and up from 1.06% reported at June 30, 1997. The increase in allowance for possible loan losses to loans from the second quarter of 1997 to the first quarter of 1998 is attributable to the $16.8 million one-time charge recorded at year end 1997 in conjunction with the acquisition of First Financial. The decrease in the ratio of allowance for possible loan losses to period end loans in the second quarter of 1998 compared to the first quarter of 1998 is attributable to net charge-offs exceeding the provision for loan losses by $1.7 million and period end loans increasing by $43 million. Combined, these two factors caused the allowance to decrease to 1.27% of loans as of June 30, 1998.

During the second quarter of 1998, net charge-offs of $5.1 million were recorded. The majority of net charge-offs were related to the charge-offs of a single commercial creditor totaling $2.0 million and the credit card portfolio net charge-offs totaling $2.2 million.

The second quarter of 1998 net charge-offs as a percent of average loans (on an annualized basis) of 0.28% increased when compared to net charge-offs to average loans (on an annualized basis) of 0.16% in the second quarter of 1997 and net charge-offs as a percent of average loans (on an annualized basis) of 0.17% in the first quarter of 1998.

                       Allowance for Possible Loan Losses
                                Quarterly Trends
                                 (In Thousands)
--------------------------------------------------------------------------------
                            2nd Qtr.   1st Qtr.   4th Qtr.   3rd Qtr.  2nd Qtr.
                              1998       1998       1997       1997      1997
--------------------------------------------------------------------------------
Provision Expense - Qtr     $ 3,375    $ 3,759    $ 4,571    $ 3,739    $ 3,186
Merger Adjustment - Qtr         ---        ---     16,800        ---        ---
Provision Expense - YTD       7,134      3,759     14,868     10,297      6,559
Merger Adjustment - YTD         ---        ---     16,800        ---        ---
Net Charge-Offs - Qtr         5,081      3,075      3,113      2,947      2,752
Net Charge-Offs - YTD         8,156      3,075     11,432      8,319      5,372
Allowance at Period End     $91,708    $93,415    $92,731    $74,454    $73,682
Allowance to Loans             1.27%      1.30%      1.31%      1.05%      1.06%
Net Charge-Offs to Average
  Loans (Annualized) - Qtr      .28%       .17%       .17%       .16%       .16%
Net Charge-Offs to Average
  Loans (Annualized) - YTD      .23%       .17%       .16%       .16%       .16%
--------------------------------------------------------------------------------

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

Loans past due 90 days or more but still accruing interest, with the exception of guaranteed student loans, are also included in nonperforming loans. Student loans past due 90 days or more but still accruing interest were $7.4 million at June 30, 1998, compared to $8.0 million at March 31, 1998, and $8.0 million at December 31, 1997. Loans past due 90 days or more but still accruing interest are classified as such where the underlying loans are both well-secured (the collateral value is sufficient to cover principal and accrued interest) and in the process of collection. Also included in nonperforming loans are "restructured" loans. Restructured loans involve the granting of some concession to the borrower involving the modification of terms of the loan, such as changes in payment schedule or interest rate.

Total nonperforming loans at June 30, 1998 were $46.2 million, an increase of $12.3 million from March 31, 1998 and an $11.9 million increase from December 31, 1997. The ratio of nonperforming loans to total loans at June 30, 1998 was
 .64% compared to .47% at March 31, 1998 and .61% at June 30, 1997. Other real estate owned decreased in the second quarter to $4.0 million at June 30, 1998, down from $4.3 million at March 31, 1998. The increase in nonaccrual loans is primarily attributable to a single large commercial credit totaling $6.3 million.

                    Nonperforming Loans and Other Real Estate
                                 (In Thousands)
--------------------------------------------------------------------------------
                               6/30/98   3/31/98   12/31/97   9/30/97   6/30/97
                               -------   -------   --------   -------   -------
Nonaccrual Loans               $39,512   $30,072    $32,415   $36,202   $34,877
Accruing Loans Past
  Due 90 Days or More            6,404     3,414      1,324     1,648     7,040
Restructured Loans                 287       455        558       186       471
                                ------    ------     ------    ------    ------
Total Nonperforming
  Loans                        $46,203   $33,941    $34,297   $38,036   $42,388
                                ======    ======     ======    ======    ======
Nonperforming Loans as
  a Percent of Loans              0.64%     0.47%      0.48%     0.54%     0.61%
Other Real Estate Owned        $ 4,012   $ 4,265    $ 2,067   $ 2,447   $ 2,510
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

At June 30, 1998, the recorded investment in impaired loans totaled $20.1 million. Included in this amount is $18.6 million of impaired loans that do not require a related allowance for possible loan losses and $1.5 million of impaired loans for which the related allowance for possible loan losses totaled $776,000. The average recorded investment in impaired loans during the twelve months ended June 30, 1998, was approximately $14.5 million. Interest income recognized on a cash basis on impaired loans during the first six months of 1998 totaled $960,000.

The following table shows, for those loans accounted for on a nonaccrual basis and restructured loans for the six months ended June 30, 1998, the gross interest that would have been recorded if the loans had been current in accordance with their original terms and the amount of interest income that was included in net income for the period.

                                                            For the Six Months
                                                            Ended June 30, 1998
                                                            -------------------
                                                               (In Thousands)

Interest income in accordance with original terms                  $ 2,391

Interest income recognized                                          (1,293)
                                                                     -----
Reduction in interest income                                       $ 1,098
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

At June 30, 1998, potential problem loans totaled $63.0 million compared to $74.0 million at the end of 1997. The loans that have been reported as potential problem loans are not concentrated in a particular industry, but rather cover a diverse range of businesses, e.g. communications, wholesale trade, manufacturing, finance/insurance/real estate, and services. Management does not presently expect significant losses from credits in this category.

LOAN CONCENTRATIONS

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. The Corporation's loans are widely diversified by borrower, industry group and area. At June 30, 1998, no concentrations existed in the Corporation's loan portfolio in excess of 10% of total loans.

Real estate construction loans at June 30, 1998, totaled $329 million, or 4.5% of loans while agricultural loans were 0.8% of total loans.

As of June 30, 1998, the Corporation did not have any cross-border outstandings to borrowers in any foreign country where such outstandings exceeded 1% of total assets.

NONINTEREST INCOME

Second Quarter 1998 Compared to Second Quarter 1997

Noninterest income increased $14.0 million, or 44.9% over the second quarter of 1997. Noninterest income, excluding net investment securities gains, increased $13.5 million, or 43.8%. Income from service charges on deposit accounts and retail commission income decreased from the second quarter of 1997. All other categories of noninterest income increased from the second quarter of 1997.

Trust service fees increased $1.1 million, or 15.5% compared to the same quarter last year. The increase is a result of higher trust assets under management and general market conditions.

Net investment securities gains increased $454,000, or 241.5% over the second quarter of 1997. The $642,000 in net investment securities gains recognized in the second quarter of 1998 consisted primarily of gains from the sale of equity securities held as available for sale.

Mortgage banking income increased $5.7 million, or 105.6% from the second quarter of 1997. Increases were recognized in higher origination fees (up $314,000), underwriting fees (up $382,000), servicing fees (up $91,000), escrow waiver fees (up $136,000) and gains on sales of loans (up $4.8 million). The production related revenue, (origination, underwriting and escrow waiver fees) was higher due to higher production volumes in the second quarter of 1998 ($539 million) compared to the same period last year ($190 million). The increased gains on sales of loans is the result of this increased production in a more favorable mortgage banking rate environment.

Retail commission income decreased $5,000, or 0.1% compared to the same period last year. Decreases in income from annuities (down $204,000) and stocks (down $400,000) were offset, in part, by an increase in income from mutual funds (up $449,000).

Income from loan fees increased $796,000, or 19.5% compared to the second quarter of 1997. The increase is a result of increased fees on credit cards (up $666,000) and real estate loans (up $174,000).

Asset sale gains increased $6.0 million over the second quarter of 1997. Gains recognized in the second quarter of 1998 include gains of $2.9 million on sales of office buildings, a gain of $3.0 million on the sale of an affinity credit card portfolio, a gain of $138,000 on sale of land trusts, and a gain of $92,000 on the sale of leased equipment.

Other miscellaneous income, from a variety of sources, increased $92,000, or 2.8% over the second quarter of 1997. The increase is primarily attributable to higher income from TYME/electronic funds transfer and automatic teller machine fees (up $339,000) and increased international income of $53,000 offset by lower income from real estate held for investments (down $381,000). The reduced income from real estate held for investments was a result of the sale of an office building in early April. Rental income from tenants leasing the facility ceased at that time.

                               Noninterest Income
                                Quarterly Trends
                                 (In Thousands)
--------------------------------------------------------------------------------
                             2nd Qtr.  1st Qtr.   4th Qtr.   3rd Qtr.  2nd Qtr.
                               1998      1998       1997       1997      1997
--------------------------------------------------------------------------------
Trust Servicing Fees        $  8,066  $  7,915   $  7,744   $  7,089  $  6,983
Service Charges on Deposit
  Accounts                     6,816     6,370      7,177      7,211     7,023
Mortgage Banking Activity     11,183    10,896      8,410      6,745     5,438
Loan Fees                      4,870     4,160      4,379      4,270     4,074
Retail Commission Income       3,987     3,390      3,614      3,969     3,992
Asset Sale Gains (Losses),
  net                          6,191       185        (23)       511       165
Other                          3,341     3,522      3,780      3,509     3,249
                              ------    ------     ------     ------    ------
Total, excluding Securities
  Gains                     $ 44,454  $ 36,438   $ 35,081   $ 33,304  $ 30,924
Investment Security Gains,
  net                            642     5,311        280        851       188
Merger, Integration and Other
  One-Time Charges                --        --    (35,290)        --        --
                              ------    ------     ------     ------    ------
Total Noninterest Income    $ 45,096  $ 41,749   $     71   $ 34,155  $ 31,112
--------------------------------------------------------------------------------

Second Quarter 1998 Compared to First Quarter 1998

Noninterest income increased $3.3 million, or 8.0% in the second quarter of 1998 compared to the first quarter of 1998. Noninterest income, excluding net investment securities gains, increased $8.0 million, or 22.0%. All categories of noninterest income, with the exception of investment securities gains and other, increased in the second quarter of 1998 when compared to the first quarter of 1998.

Service charges on deposit accounts increased $446,000, or 7.0% during the quarter. The increases were primarily due to increased service charges on business accounts (up $235,000) and overdraft/NSF fees (up $265,000).

Net investment security gains decreased $4.7 million. In the fourth quarter of 1997, the Corporation hedged certain agency issued zero coupon bonds by executing various interest rate futures contracts. In the first quarter of 1998, these contracts were closed and the zero coupon bonds were sold. As a result, a net gain of $5.1 million was recognized. The $642,000 in net investment securities gains recognized in the second quarter of 1998 consisted primarily of gains from the sale of equity securities.

Mortgage banking income increased $287,000, or 2.6% from the first quarter of 1998. Increases were recognized in higher origination fees (up $40,000), escrow waiver fees (up $53,000) and gains on sales of loans (up $396,000), offset by lower underwriting fees and servicing fees. The production related revenue (origination and escrow waiver fees) was higher due to higher production volumes in the second quarter of 1998 ($539 million) compared to the first quarter of 1998 ($495 million). The increased gains on sales of loans is the result of increased production and a more favorable mortgage banking rate environment.

Retail commission income increased $597,000, or 17.6% compared to the same period last year. Increases in income from annuities (up $419,000), mutual funds (up $83,000) and insurance (up $80,000) accounted for the increase in the second quarter.

Income from loan fees increased $710,000, or 17.1% from the first quarter of 1998 to the second quarter of 1998. The increase is a result of increased fees on credit cards (up $846,000) and real estate loans (up $132,000) offset by decreases in commercial loan fees (down $221,000) and letter of credit/SBA fees (down $61,000).

Asset sale gains increased $6.0 million over the first quarter of 1998. Gains recognized in the second quarter of 1998 were gains of $2.9 million on sales of office buildings, a gain of $3.0 million on the sale of an affinity credit card portfolio, a gain of $138,000 on sale of land trusts, and a gain of $92,000 on sale of leased equipment.

Other miscellaneous income, from a variety of sources, decreased $181,000, or 5.1% compared to the first quarter of 1998. The decrease is primarily attributable to reduced income from real estate held for investments as a result of the sale of an office building in early April. Rental income from tenants leasing the facility ceased at that time.

YTD Second Quarter 1998 Compared to YTD Second Quarter 1997

Noninterest income increased $25.1 million, or 40.6% in the first six months of 1998 compared to the same period last year. Noninterest income, excluding net investment securities gains, increased $20.5 million, or 34.0%. Decreases in service charges on deposit accounts and retail commission income were more than offset by increases in trust service fees, net investment security gains, mortgage banking activity, loan fees and net asset sale gains compared to the first six months of 1997.

Trust service fees increased $2.1 million, or 14.7% compared to the same period last year. The increase is a result of higher trust assets under management and general market conditions.

Service charges on deposit accounts decreased $336,000, or 2.5% during the first six months of 1998. Lower levels of service charges on personal deposit accounts and overdraft/NSF fees (approximately $500,000 lower) were somewhat offset by higher fees collected on business accounts.

Net investment security gains increased $4.6 million. In the fourth quarter of 1997, the Corporation hedged certain agency issued zero-coupon bonds by executing various interest rate futures contracts. In the first quarter of 1998, these contracts were closed and the zero-coupon bonds were sold. As a result, a net gain of $5.1 million was recognized. The first six months of 1998 also includes gains of $642,000 recognized in the second quarter of 1998. These gains consisted primarily of gains from the sale of equity securities. The first six months of 1997 included gains on sales of mortgage-related securities ($721,000) and gains on sales of Sallie Mae stock.

Mortgage banking income increased $11.5 million, or 109.2% from the first six months of 1997. Increases were recognized in higher origination fees (up $573,000), underwriting fees (up $857,000), servicing fees (up $288,000), escrow waiver fees (up $221,000) and gains on sales of loans (up $9.6 million). The production related revenue (origination, underwriting and escrow fees) was higher due to higher production volumes in the first six months of 1998 ($1.034 billion) compared to the first six months of 1997 ($385 million). The increased gains on sales of loans is the result of increased production and a more favorable mortgage banking rate environment.

Retail commission income decreased $485,000, or 6.2% compared to the same period last year. Increases in income from mutual funds (up $823,000), was offset by lower fees on stocks (down $798,000) and annuities (down $622,000).

Income from loan fees increased $1.3 million, or 16.4% from the first six months of 1997 to the first six months of 1998. The increase is a result of increased fees on credit cards (up $673,000), real estate loans (up $296,000) and commercial loan fees (up $306,000).

Asset sale gains increased $6.0 million over the first six months of 1997. Gains recognized in the first six months of 1998 included gains of $2.9 million on sales of office buildings, a gain of $3.0 million on the sale of an affinity credit card portfolio, a gain of $138,000 on sale of land trusts, a gain of $117,000 on the sale of leased equipment, and a gain of $85,000 on the sale of an operations building.

NONINTEREST EXPENSE

Second Quarter 1998 Compared to Second Quarter 1997

Total noninterest expense increased $6.1 million, or 9.1% in the second quarter of 1998 compared to the same period last year. All categories of noninterest expense, with the exception of net occupancy expense and deposit insurance premiums, increased when compared to the second quarter of last year.

Salaries and employee benefit expenses increased $3.6 million, or 10.7% when compared to the second quarter of 1997. Total salary related expenses increased $2.9 million, or 9.9%, compared to the second quarter of 1997, while fringe benefit related expenses increased $673,000, or 9.7%. The 9.9% increase in salary expense is attributable to base merit increases, transitional overlapping positions as support functions are centralized, and new positions added. The fringe benefit increase was primarily due to higher social security tax expense (up $275,000), pension expense ($195,000), health insurance premiums ($177,000) and profit sharing expense ($177,000). All except the health insurance premium increase are linked to the higher levels of salary expense.

Equipment rentals, depreciation and maintenance increased $432,000, or 14.3% over the second quarter of 1997. This increase was primarily attributable to higher levels of depreciation on computer equipment ($501,000).

Data processing increased $519,000, or 12.2%, compared to the second quarter of 1997. This increase is primarily due to the cost of processing volumes in excess of the volumes covered in the base contract.

Business development and advertising increased $282,000, or 7.4%, compared to the second quarter of 1997. The increased costs are attributable to higher levels of newspaper directory and other advertising costs offset, in part, by lower direct mail costs resulting, in part, from the merger with First Financial Corporation.

Other miscellaneous expense, from various sources, increased $1.2 million compared to the second quarter of 1997. The increase was the result of higher amortization of mortgage servicing rights, partially offset by lower miscellaneous expense accruals.

                               Noninterest Expense
                                Quarterly Trends
                                 (In Thousands)
--------------------------------------------------------------------------------
                  2nd Qtr. 1st Qtr. 4th Qtr. 3rd Qtr. 2nd Qtr.
                            1998 1998 1997 1997 1997
--------------------------------------------------------------------------------
Salaries and
  Employee Benefits            $ 37,103  $ 35,943  $ 32,933  $ 33,883  $ 33,518
Net Occupancy Expense             5,053     5,168     4,432     5,010     5,193
Equipment Rentals,
  Depreciation and
  Maintenance                     3,458     3,409     3,230     3,165     3,026
Data Processing Expense           4,789     4,654     4,347     4,155     4,270
Stationery and Supplies           1,486     1,396     1,505     1,450     1,249
Business Development
  and Advertising                 4,069     3,266     4,283     3,962     3,787
FDIC Expense                        817       830       831       810       840
Other                            16,084    16,908    18,459    15,913    14,909
                                 ------    ------    ------    ------    ------
Noninterest Expense,
  Excluding Merger,
  Integration and Other
  One-Time Charges               72,859    71,574    70,020    68,348    66,792
Merger, Integration and
  Other One-Time Charges            ---       ---    51,622       ---       ---
                                 ------    ------   -------    ------    ------
Total Noninterest Expense      $ 72,859  $ 71,574  $121,642  $ 68,348  $ 66,792
--------------------------------------------------------------------------------

Second Quarter 1998 Compared to First Quarter 1998

Total noninterest expense increased $1.6 million, or 2.2% in the second quarter of 1998 compared to the first quarter of 1998. Increases in salaries and employee benefits, net occupancy expense, equipment rentals, depreciation and maintenance and data processing expense were partially offset by decreases in stationery and supplies, business development and advertising, FDIC expense and other expenses.

Salaries and employee benefit expenses increased $1.2 million, or 1.9% when compared to the first quarter of 1998. Salary expense accounted for the entire increase. Increases are attributable to overtime, temporary help, an extra day of pay in the quarter, contractual earn-outs, incremental commissions paid to sales driven positions, and the reflection of continued centralization of support staff.

Business development and advertising increased $803,000, or 24.6% in the second quarter of 1998 compared to the first quarter. The increase was primarily a result of reduced marketing initiatives in the first quarter.

Other miscellaneous expense, from various sources, decreased by $824,000, or 4.9% compared to the first quarter of 1998. The decrease was a result of lower consulting costs and lower miscellaneous expense accruals offset by higher mortgage servicing rights amortization and higher legal and professional fees.

YTD Second Quarter 1998 Compared to YTD Second Quarter 1997

Total noninterest expense increased $10.8 million, or 8.1% in the first six months of 1998 compared to the same period last year. Increases in salaries and employee benefits, equipment rentals, depreciation and maintenance, data processing expense and others were partially offset by decreases in net occupancy and business development and advertising.

Salaries and employee benefit expenses increased $6.2 million, or 9.3% when compared to the first six months of 1997. Total salary related expenses increased $5.2 million, or 9.9% in the first six months while fringe benefit related expenses increased $1.0 million, or 7.1%. Salary expense is up primarily as a result of base merit increases (approximately $3.0 million), variable pay (commissions/incentives up $1.8 million), transitional overlapping positions as support functions are centralized, and new positions added at the parent and other affiliates. Fringe benefit expenses increased due to higher health insurance expense (up $293,000), profit sharing expense (up $407,000), social security expense (up $409,000) and pension expense (up $270,000).

Net occupancy expense decreased $633,000, or 5.8% in the first six months of 1998 compared to the first six months of 1997. All categories of occupancy expense have contributed to the decline.

Equipment rentals, depreciation and maintenance increased $662,000 or 10.7% over the first six months of 1997. This increase was primarily attributable to higher levels of depreciation on computer equipment (up $948,000) offset by lower levels of depreciation on furniture and other equipment (down $329,000).

Data processing increased $1.0 million, or 12.4%, compared to the first six months of 1997. This increase is primarily due to increases in the base contract processing costs and additional systems engineer hours.

Business development and advertising decreased $356,000, or 4.6% in the first six months of 1998 compared to the same period last year. The favorable variance was primarily due to the savings from reduced direct mail costs resulting, in part, from the merger with First Financial Corporation.

Other miscellaneous expense, from various sources, increased by $3.5 million, or 12.0% compared to the first six months of 1997. This increase was primarily due to increased mortgage servicing rights amortization, increased placement/relocation/moving expenses, and increased consultant fees.

                                Expense Control
                                Quarterly Trends
--------------------------------------------------------------------------------
                  2nd Qtr. 1st Qtr. 4th Qtr. 3rd Qtr. 2nd Qtr.
                            1998 1998 1997 1997 1997
--------------------------------------------------------------------------------
Efficiency Ratio - Quarter       52.17%    54.10%    53.08%    52.78%    53.05%
Efficiency Ratio - Year          53.11%    54.10%    53.33%    53.43%    53.76%

Expense Ratio - Quarter           1.13%     1.41%     1.37%     1.40%     1.47%
Expense Ratio - Year              1.27%     1.41%     1.45%     1.48%     1.53%
--------------------------------------------------------------------------------

INCOME TAXES

The effective tax rate for the second quarter of 1998 remained stable at 34.41%, down from both the 35.22% in the second quarter of 1997 and the 35.86% in the fourth quarter of 1997.

                               Income Tax Expense
                                Quarterly Trends
                                 (In Thousands)
--------------------------------------------------------------------------------
                  2nd Qtr. 1st Qtr. 4th Qtr. 3rd Qtr. 2nd Qtr.
                            1998 1998 1997 1997 1997
--------------------------------------------------------------------------------
Operating Income
  Before Taxes                $ 62,519  $ 60,759  $ 56,151  $ 56,859  $ 54,771
                                ------    ------    ------    ------    ------

Merger, Integration and
  Other One-Time Charges
  Before Taxes                     ---       ---  (103,713)      ---       ---
                                ------    ------   -------    ------    ------

State Tax Expense -
  Operating                   $  1,401  $  1,747  $  1,478  $  1,836  $  1,676
Federal Tax Expense -
  Operating                     20,114    19,152    18,655    18,201    17,615
                                ------    ------    ------    ------    ------
Total Income Tax Expense -    $ 21,515  $ 20,899  $ 20,133  $ 20,037  $ 19,291
    Operating
Federal Tax - Merger,
  Integration and Other
  One-Time Charges                 ---       ---   (13,893)      ---       ---
                                ------    ------    ------    ------    ------
Total Income Tax Expense      $ 21,515  $ 20,899  $  6,240  $ 20,037  $ 19,291
                                ======    ======     =====    ======    ======

Effective Tax Rate               34.41%    34.40%    35.86%    35.24%    35.22%
                                 =====     =====     =====     =====     =====
--------------------------------------------------------------------------------

BALANCE SHEET

June 30, 1998 Compared to June 30, 1997

During the past twelve months, total assets increased $30 million, or 0.3%. Loans (including loans held for sale) increased $300 million, or 4.3%. The loan growth was all in commercial and other loans (up $404 million or 17.7%) and loans held for sale (up $44 million, or 104.5%). Real estate and consumer loans decreased from June 30, 1997 ($100 million or 2.7% and $48 million or 5.2%, respectively). A sale of an affinity credit card portfolio, $24 million of outstanding balances, in the second quarter of 1998 contributed to the decline in consumer loans. The loan growth was funded with an increase in interest-bearing deposits of $233 million, a decrease in investments of $243 and $165 million increase in net free funds offset by a $341 million decrease in wholesale funding. The $233 million increase in interest-bearing deposits reflects a $40 million decrease in outstanding brokered CDs offset by an increase of $273 million in retail interest-bearing deposits.

June 30, 1998 Compared to December 31, 1997

During the first six months of 1998, total assets decreased by $130 million, or 2.4% on an annualized basis. Loans (including loans held for sale) increased $107 million, or 3.0% on an annualized basis. The loan growth was all in commercial (up $232 million, or 19.0% on an annualized basis). Real estate and consumer loans decreased from December 31, 1997 ($46 million, or 2.5% and $53 million, or 11.3% on an annualized basis, respectively). A sale of an affinity credit card portfolio, $24 million of outstanding balances, in the second quarter of 1998 contributed to the decline in consumer loans. Loans held for resale also declined by $27 million, or 48.0% on an annualized basis. The loan growth was funded with a $214 million reduction of investments and short-term investments and a $166 million increase of interest-bearing deposits offset by a $15 million decrease in net free funds and a $258 million decrease in wholesale funding. The $166 million increase in interest-bearing deposits reflects a $7 million increase in outstanding brokered CDs and an increase of $159 million in retail interest-bearing deposits.

June 30, 1998 Compared to March 31, 1998

During the second quarter of 1998, total assets decreased by $131 million, or 4.9% on an annualized basis. Loans, including loans held for sale, increased $28 million, or 1.6% on an annualized basis. The loan growth was all in commercial and other loans (up $75 million, or 11.6% on an annualized basis). Loans held for sale and consumer loans decreased from March 31, 1998 ($15 million, or 59.0% and $35 million, or 15.1% on an annualized basis, respectively). The loan growth was funded with a $152 million reduction of investments and short-term investments and a $34 million increase in net free funds offset by a $41 million decrease in interest-bearing deposits and a $117 million decrease in wholesale funding. The $41 million decrease in interest-bearing deposits reflects a $5 million decrease in outstanding brokered CDs and a decrease of $36 million in retail interest-bearing deposits.

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

Deposit growth is the primary source of liquidity at the banking subsidiaries. Interest-bearing deposits increased $165.6 million, while noninterest-bearing deposits fell $62.6 million from the seasonally high year-end balance.

As of June 30, 1998, the securities portfolio contained $371.2 million at amortized cost of U.S. Treasury and federal agency securities available for sale, representing 13.9% of the total securities portfolio. These government securities are highly marketable and had a market value equal to 100.5% of amortized cost at quarter end.

Money market investments, consisting of federal funds sold, securities purchased under agreements to resell, and interest-bearing deposits in other financial institutions, averaged $63.6 million in the second quarter of 1998 compared to $37.0 million during the same period in 1997. Being short-term and liquid by nature, money market investments generally provide a lower yield than other earning assets. The Corporation has a strategy of maintaining a sufficient level of liquidity to accommodate fluctuations in funding sources and will periodically take advantage of specific opportunities to temporarily invest excess funds at narrower than normal rate spreads while still generating additional net interest income. At June 30, 1998, the Corporation had $23.1 million outstanding in short-term money market investments, serving as an essential source of liquidity. The amount at quarter end represents .2% of total assets compared to .1% at December 31, 1997.

Short-term borrowings totaled $1.1 billion at June 30, 1998, compared with $1.3 billion at the end of 1997. Within the classification of short-term borrowings are federal funds purchased, securities sold under agreements to repurchase and FHLB advances with a remaining maturity of less than one year. Federal funds are purchased from a sizable network of correspondent banks while securities sold under agreements to repurchase are obtained from a base of individual, business and public entity customers. FHLB advances with a remaining maturity of greater than one year are included in long-term borrowings.

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

Liquidity is also necessary at the parent company level. The parent company's primary sources of funds are dividends and service fees from subsidiaries, borrowings and proceeds from the issuance of equity. The parent company manages its liquidity position to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries and satisfy other operating requirements. Dividends received from subsidiaries totaled $38.6 million in the first six months of 1998 and will continue to be the parent's main source of long-term liquidity.

At June 30, 1998, the parent company had $150 million of established lines of credit with non-affiliated banks, of which $78 million was in use for nonbank affiliates.

The Corporation's long-term debt to equity ratio at June 30, 1998, was 3.2%, compared to 1.9% at December 31, 1997. This increase is primarily attributable to an increase in outstanding long-term FHLB advances.

Management believes that, in the current economic environment, the Corporation's subsidiaries and parent company liquidity positions are adequate. There are no known trends nor any known demands, commitments, events or uncertainties that will result or are reasonably likely to result in a material increase or decrease in the Corporation's liquidity.

CAPITAL

Stockholders' equity at June 30, 1998, increased $53.6 million, or 6.6% since December 31, 1997. This increase was composed of $51.5 million of retained earnings, $9.4 million from option exercises and a $5.7 million increase in the unrealized gain on available for sale securities, reduced by $13.0 million from treasury stock purchases. Equity to assets at June 30, 1998 increased to 8.21%, with the Tier 1 leverage ratio climbing to 7.62%.

Cash dividends of $0.232 were paid in the second quarter of 1998, representing a payout ratio of 35.69% for the quarter.

                                     Capital
                                Quarterly Trends
                                 (In Thousands)
--------------------------------------------------------------------------------
                           2nd Qtr.   1st Qtr.   4th Qtr.   3rd Qtr.   2nd Qtr.
                             1998       1998       1997       1997       1997
--------------------------------------------------------------------------------
Stockholders' Equity      $867,286    $836,826   $813,693   $874,027   $842,561
Average Equity to
  Average Assets              8.06%       7.83%      8.15%      8.08%      7.95%
Equity to Assets -
  Period End                  8.21%       7.83%      7.61%      8.16%      8.00%
Tier 1 Capital to Risk
  Weighted Assets -
  Period End                 12.14%      10.89%     10.61%     12.45%     12.21%
Total Capital to Risk
  Weighted Assets -
  Period End                 13.37%      12.14%     11.86%     13.49%     13.26%
Tier 1 Leverage Ratio -
  Period End                  7.63%       7.34%      7.10%      7.77%      7.72%
Market Value Per Share -
  Period End                $37.63      $43.16     $44.09     $36.05     $31.59
Book Value Per Share -
  Period End                $13.70      $13.24     $12.92     $13.91     $13.44
Market Value Per Share
  to Book Value
  Per Share                    275%        326%       341%       259%       235%

Dividends Per Share -
  This Quarter              $0.232      $0.232     $0.232     $0.232     $0.232
Dividends Per Share -
  Year to Date              $0.464      $0.232     $0.889     $0.657     $0.425

Basic Operating Earnings
  Per Share - This Quarter  $0.65       $0.63      $0.57      $0.59      $0.57
Basic Operating Earnings
  Per Share- Year to Date   $1.28       $0.63      $2.26      $1.69      $1.12

Dividend Payout Ratio -
  This Quarter              35.69%      36.83%     40.70%     39.32%     40.70%
Dividend Payout Ratio -
  Year to Date              36.25%      36.83%     39.34%     38.88%     37.95%
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

As of June 30, 1998, the Corporation's tier 1 risk-based capital ratio, total risk-based capital (tier 1 and tier 2) ratio and tier 1 leverage ratio were well in excess of regulatory minimums. Management of the Corporation expects to continue to exceed the minimum standards in the future.

Similar capital guidelines are also required of the individual banking subsidiaries of the Corporation. As of June 30, 1998, each banking subsidiary exceeded the minimum ratios for tier 1 capital, total capital and the tier 1 leverage ratio.

Management actively reviews capital strategies for the Corporation and each of its subsidiaries to ensure that capital levels are appropriate based on the perceived business risks, future growth opportunities, industry standards and regulatory requirements.

YEAR 2000

The Year 2000 issue relates to systems designed to use two digits rather than four to define the applicable year. The Corporation uses third party service providers and software vendors almost exclusively. As such, product and service upgrades are the primary remediation strategy which, along with testing, are the major parts of the Corporation's Year 2000 project plan. The Corporation previously completed an initial assessment of the Year 2000 issue, which was performed by an independent third party. Based upon experience to date and recently issued guidance from banking industry regulators and the SEC, management continues to revisit and revise its Year 2000 project plans and related cost estimates. Delivery commitments of Year 2000 ready products from vendors and service providers have been integrated with the Corporation's Year 2000 project plan to ensure that all Mission Critical systems are tested and implemented by the second quarter of 1999. While the Year 2000 related costs have increased from initial estimates, management believes that the costs for Year 2000 compliance are not material and, thus, will not have a significant impact on the Corporation's results of operations, liquidity or capital resources.

RECENT DEVELOPMENTS

On April 22, 1998, the Corporation announced the awarding of a 5-for-4 stock split to be effected as a 25 percent stock dividend. The 5-for-4 stock split effected in the form of a 25 percent stock dividend was paid on June 12, 1998, to shareholders of record at the close of business on June 1, 1998. All share data has been adjusted retroactively to reflect the stock split effected in the form of a stock dividend. Any fractional shares resulting from the dividend were paid in cash.

PENDING COMBINATION

On February 17, 1998 the Corporation announced the signing of a definitive agreement to acquire Citizens Bankshares, Inc. ("Citizens"), parent company of the $164 million Citizens Bank, N.A., with four banking locations in Northeast Wisconsin. The stock-for-stock merger transaction is contingent upon approval of regulatory authorities and the shareholders of Citizens. The transaction, expected to be completed in the fourth quarter of 1998, will be accounted for using the pooling-of-interests method. However, the transaction is not expected to be material to prior years' reported operating results and, accordingly, previously reported results will not be restated.

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

The FASB has issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-Retirement Benefits," which is effective for fiscal years beginning after December 15, 1997. This statement revises employers' disclosures about pension and other post-retirement benefit plans. It does not change the measurement of recognition of those plans. It standardizes the disclosure requirements for pensions and other post-retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful. The Corporation adopted SFAS No. 132 on January 1, 1998, and required disclosures will be included beginning with the Corporation's 1998 Form 10-K Annual Report.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued by FASB in June 1998. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. The Corporation anticipates that the adoption of SFAS No. 133 will not have a material impact in the Corporation's financial statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Corporation has not experienced any material changes to its market risk position from that disclosed in the Corporation's 1997 Form 10-K Annual Report.

                              ASSOCIATED BANC-CORP
                           PART II - OTHER INFORMATION

Item 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) The corporation held its Annual Meeting of Shareholders on April 22, 1998. Proxies were solicited by corporation management pursuant to Regulation 14A under the Securities Exchange Act of 1934.

          (b)  Directors   elected  at  the  Annual   Meeting   were  Robert  S.
               Gaiswinkler, Robert C. Gallagher, Robert P. Konopacky, George R. Leach, John C. Meng, John C. Seramur, John H. Sproule, Ralph R. Staven, and Norman L. Wanta.

          (c) The matters voted upon and the results of the voting were as follows:

               (i) Election of the below-named nominees to the Board of Directors of the Corporation:

                                                    FOR               WITHHELD
                                                    ---               --------

                    All Nominees:              42,844,982.475       440,902.419

                    By Nominee:

                    Robert S. Gaiswinkler      42,907,158.648       378,726.246
                    Robert C. Gallagher        42,924,980.897       360,903.997
                    Robert P. Konopacky        42,849,769.766       436,115.128
                    George R. Leach            42,860,780.213       425,104.681
                    John C. Meng               42,931,814.237       354,070.657
                    John C. Seramur            42,923,432.984       362,451.910
                    John H. Sproule            42,898,577.247       387,307.647
                    Ralph R. Staven            42,889,121.690       396,763.204
                    Norman L. Wanta            42,844,982.475       440,902.419


               (ii) Approval of the  Associated  Banc-Corp  Amended and Restated
                    Long-Term Incentive Stock Plan.

                                  FOR              AGAINST           ABSTAIN
                                  ---              -------           -------

                             39,172,674.625     3,079,019.278     1,034,190.991

               (iii)Ratification  of the  selection  of KPMG Peat Marwick LLP as independent auditors of Associated for the year ending December 31, 1998.

                                 FOR               AGAINST           ABSTAIN
                                 ---               -------           -------

                             42,852,648.508       242,067.894       191,168.492

          (d)  Not applicable

                              ASSOCIATED BANC-CORP
                           PART II - OTHER INFORMATION

                                                                        Page No.
                                                                        --------
ITEM 6:   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               None

          (b) Reports on Form 8-K:

          There were no reports on Form 8-K filed for the six months ended June 30, 1998.

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

                                       ASSOCIATED BANC-CORP
                                       -----------------------------------------
                                       (Registrant)


Date:  August 14, 1998                 /s/ H. B. Conlon
                                       -----------------------------------------
                                           H. B. Conlon
                                           Chairman and Chief Executive Officer


Date:  August 14, 1998                 /s/ Joseph B. Selner
                                       -----------------------------------------
                                           Joseph B. Selner
                           Principal Financial Officer