Form 10-Q
period 1998-09-30
ASSOCIATED BANC-CORP
filed 1998-11-16
CIK 7789

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
 ----- EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

       For the transition period from                    to
                                     --------------------  ---------------------

Commission file number                0-5519
                      ----------------------------------------------------------

                              Associated Banc-Corp
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Wisconsin                                         39-1098068
--------------------------------------------------------------------------------
(State or other  jurisdiction of               (IRS employer identification no.)
 incorporation  or  organization)

1200 Hansen Road, Green Bay, Wisconsin                        54304
--------------------------------------------------------------------------------
Address of principal executive offices)                     (Zip code)

                                 (920) 491-7000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

       112 North Adams Street, Green Bay, Wisconsin 54301, (920) 433-3166
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant's common stock, par value $0.01 per share, at September 30, 1998, was 63,294,700 shares.

                              ASSOCIATED BANC-CORP
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I.   Financial Information

          Item 1. Financial Statements:

                  Consolidated Statements of Financial Condition - September 30, 1998 and December 31, 1997

                  Consolidated Statements of Income -
                  Three and Nine Months Ended
                  September 30, 1998 and 1997

                  Consolidated Statements of Cash Flows -
                  Nine  Months Ended September 30, 1998 and 1997

                  Notes to Consolidated Financial Statements

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

          Item 3. Quantitative and Qualitative Disclosures About
                  Market Risk

PART II.  Other Information

          Item 6. Exhibits and Reports       See Footnote (8) in Part I Item I
                  on Form 8-K

Signatures

Special Note Regarding Forward-Looking Statements

Forward-looking statements have been made in this document and in documents that are incorporated by reference that are subject to risks and uncertainties. These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include the Corporation's expectations of future results of operations. The words "believes," "expects," "anticipates" or similar expressions identify forward-looking statements.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

                              ASSOCIATED BANC-CORP
                 Consolidated Statements of Financial Condition
                                   (Unaudited)

                                                    September 30,   December 31,
                                                        1998            1997
                                                        ----            ----
ASSETS                                         (In Thousands, Except Share Data)

  Cash and due from banks                           $    241,447   $    290,184
  Interest-bearing deposits in other
    financial institutions                                10,348          5,019
  Federal funds sold and securities
    purchased under agreements to resell                  68,695         11,511
  Investment securities:
    Held to maturity-at  amortized cost
    (fair value of approximately                    $    634,353
     and $782,240 at September 30, 1998 and
     December 31, 1997, respectively                     621,522        772,524
     Available for sale-at fair value                  2,118,320      2,167,694
  Loans, held for sale                                    90,700        114,001
  Loans, net of unearned income                        7,180,810      7,072,550
  Less:  Allowance for possible loan losses              (92,715)       (92,731)
                                                    ------------   ------------
    Loans, net                                         7,088,095      6,979,819
  Premises and equipment                                 134,612        127,824
  Other assets                                           201,936        221,866
                                                    ------------   ------------
     Total assets                                   $ 10,575,675   $ 10,690,442
                                                    ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY

  Noninterest-bearing deposits                      $    888,896   $    904,638
  Interest-bearing deposits                            7,610,772      7,459,427
                                                    ------------   ------------
    Total deposits                                     8,499,668      8,364,065
  Short-term borrowings                                1,040,095      1,337,008
  Accrued expenses and other liabilities                 125,459        160,406
  Long-term borrowings                                    26,889         15,270
                                                    ------------   ------------
     Total liabilities                                 9,692,111      9,876,749
  Commitments and contingent liabilities                     ---            ---
  Stockholders' equity
    Preferred stock                                          ---            ---
    Common stock (par value $0.01 per share,
      authorized                                             634
      100,000,000 shares, issued 63,389,734 and
      62,993,309 shares, respectively)                       504
      Surplus                                            224,982        218,072
      Retained earnings                                  631,052        569,996
      Accumulated other comprehensive income              30,512         26,144
      Less:   Treasury stock (95,034 and 23,618
              shares, respectively at cost)               (3,616)        (1,023)
                                                    ------------   ------------
        Total stockholders' equity                       883,564        813,693
                                                    ------------   ------------
        Total liabilities and stockholders' equity  $ 10,575,675   $ 10,690,442
                                                    ============   ============




(See accompanying Notes to Consolidated Financial Statements.)

ITEM 1.  Financial Statements Continued:

                              ASSOCIATED BANC-CORP
                        Consolidated Statements of Income
                                   (Unaudited)

                                         Three Months Ended Nine Months Ended
                                            September 30,     September 30,
                                            ------------      ------------
                                           1998      1997      1998      1997
                                           ----      ----      ----      ----
                                                     (In Thousands)
INTEREST INCOME
   Interest and fees on loans            $151,557  $151,163  $453,685  $439,573
   Interest and dividends on
     investment securities:
     Taxable                               40,794    46,915   126,678   137,657
     Tax exempt                             2,791     2,212     7,809     6,812
   Interest on deposits in other
     financial institutions                   256       120     1,441       653
   Interest on federal funds sold and
     securities purchased under agreements
     to resell                                778       231     1,265       737
                                          -------   -------   -------   -------
      Total interest income               196,176   200,641   590,878   585,432
INTEREST EXPENSE
   Interest on deposits                    87,639    86,226   260,711   250,083
   Interest on short-term borrowings       14,637    19,212    47,288    53,684
   Interest on long-term borrowings           447       419     1,431     1,453
                                          -------   -------   -------   -------
      Total interest expense              102,723   105,857   309,430   305,220
                                          -------   -------   -------   -------
NET INTEREST INCOME                        93,453    94,784   281,448   280,212
   Provision for possible loan losses       3,378     3,739    10,511    10,297
                                          -------   -------   -------   -------
   Net interest income after provision
   for possible loan losses                90,075    91,045   270,937   269,915

NONINTEREST INCOME
   Trust service fees                       8,496     7,089    24,477    21,020
   Service charges on deposit accounts      7,092     7,211    20,279    20,732
   Investment securities gains, net            35       851     5,989     2,234
   Mortgage banking activity               10,568     6,745    32,647    17,299
   Retail commission income                 3,873     3,968    11,249    11,831
   Loan fees                                5,106     4,276    14,139    12,039
   Asset sale gains, net                      543       512     6,919       875
   Other                                    3,537     3,510    10,399     9,891
                                          -------   -------   -------   -------
      Total noninterest income             39,250    34,162   126,098    95,921
NONINTEREST EXPENSE
   Salaries and employee benefits          36,624    34,035   110,209   101,196
   Net occupancy expense                    5,082     5,010    15,303    15,865
   Equipment rentals, depreciation and
     maintenance                            3,499     3,165    10,366     9,370
   Data processing expense                  3,989     4,164    13,431    12,581
   Stationery and supplies                  1,572     1,450     4,454     4,026
   Business development and advertising     3,233     3,962    10,569    11,653
   FDIC expense                               827       810     2,474     2,452
   Other                                   17,225    15,752    49,677    44,863
                                          -------   -------   -------   -------
      Total noninterest expense            72,051    68,348   216,483   202,006
                                          -------   -------   -------   -------
Income before income taxes                 57,274    56,859   180,552   163,830
Income tax expense                         18,874    20,037    61,288    57,669
                                         --------  --------  --------  --------
NET INCOME                               $ 38,400  $ 36,822  $119,264  $106,161
                                         ========  ========  ========  ========
Earnings per share:
   Basic                                 $   0.61  $   0.59  $   1.88  $   1.69
   Diluted                               $   0.60  $   0.58  $   1.86  $   1.66



(See accompanying Notes to Consolidated Financial Statements)

ITEM 1.  Financial Statements Continued:

                              ASSOCIATED BANC-CORP
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                             ------------
                                                            1998        1997
                                                            ----        ----
                                                             (In Thousands)

OPERATING ACTIVITIES
 Net income                                              $ 119,264   $ 106,161
 Adjustments to reconcile net income
    to net cash provided by
    Operating activities:
    Provision for possible loan losses                      10,511      10,297
    Depreciation and amortization                           11,853      10,611
    Amortization of mortgage servicing
      rights                                                 4,822       3,811
    Amortization of intangibles                              4,380       4,673
    Net amortization (accretion)
      of premiums and discounts                             (4,557)    (11,392)
    Gain on sales of investment
      securities, net                                       (5,989)     (2,234)
    (Increase) decrease in interest
      receivable and other assets                           32,748     (14,207)
    Decrease in interest
      payable and other liabilities                        (34,947)     (6,027)
    Amortization of loan fees and costs                         62        (395)
    Net (increase) decrease in mortgage loans
      acquired for sale                                     40,924     (17,245)
    Gain on sales of mortgage loans
      held for sale                                        (17,623)     (2,684)
    Gain on other asset sales                               (6,919)       (875)
                                                           -------      ------
Net cash provided by operating activities                  154,529      80,494

INVESTING ACTIVITIES
  Net increase in federal funds
    sold and securities purchased
    under agreements to resell                             (57,184)       (235)
  Net increase in interest-bearing deposits in              (5,329)     (2,723)
    other financial institutions
  Purchases of held to maturity securities                 (10,019)   (158,955)
  Purchases of available for sale securities              (468,136)   (657,007)
  Proceeds from sales of available for sale
    securities                                              60,366      66,730
  Maturities of held to maturity securities                160,554     203,542
  Maturities of available for sale securities              474,366     367,274
  Net increase in loans                                   (123,923)   (406,579)
  Proceeds from sales of other real estate                   5,414       5,726
  Purchases of premises and equipment, net of
    disposals                                              (20,710)    (11,762)
  Purchase of mortgage servicing rights                    (15,321)     (6,225)
  Net cash received in purchase of subsidiary                  ---       5,051
  Proceeds from sale of other assets                         3,366         876
                                                             -----     -------
Net cash provided by (used in) investing activities          3,444    (594,287)

FINANCING ACTIVITIES
  Net increase in deposits                                 135,603     290,601
  Net increase (decrease) in short-term
    borrowings                                            (297,578)    163,681
  Cash dividends                                           (47,744)    (34,723)
  Proceeds from issuance of long-term
    borrowings                                              13,500         ---
    Repayment of long-term borrowings                       (1,216)     (1,617)
  Proceeds from exercise of stock options                    7,140       3,344
  Stock purchases by pooled company                            ---     (21,048)
  Purchase of treasury stock                               (16,415)     (1,584)
                                                            ------       -----
Net cash provided by (used in) financing
  activities                                              (206,710)    398,654
                                                           -------     -------
Net decrease in cash and cash equivalents                  (48,737)   (115,139)
Cash and due from banks at beginning of period             290,184     369,934
Cash and due from banks at end of period                 $ 241,447   $ 254,795
                                                         =========   =========

Supplemental  disclosures of cash
  flow information:
  Cash paid during the period for:
    Interest                                             $ 279,850   $ 296,091
    Income taxes                                            52,129      57,640
Supplemental schedule of noncash
  investing activities:
  Loans transferred to other real estate                     5,074       6,627
  Loans made in connection with the
    disposition of other real estate                           780          53


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

NOTE 2: The consolidated financial statements include the accounts of all subsidiaries. All material intercompany transactions and balances are eliminated. The Corporation has not changed its accounting and reporting policies from those stated in the Corporation's 1997 Form 10-K Annual Report. Certain items in prior periods' consolidated financial statements have been reclassified to conform with the September 30, 1998 presentation.

NOTE 3: Business Combinations

The following table summarizes completed transactions during 1997 and through September 30, 1998:

                                Consideration Paid
                             ------------------------
                                               Shares     Total
                         Method       Cash       of       Assets    Intangibles
Name of       Date         of         (In      Common      (In          (In
Acquired    Acquired   Accounting   Millions   Stock     Millions)   Millions)
--------------------------------------------------------------------------------

Centra        2/97    Pooling of     $---       517,956   $   76       $---
Financial,            Interests
Inc. [A]
West Allis,
Wisconsin

First        10/97    Pooling of      0.1    34,794,911    6,005        ---
Financial             Interests
Corporation
[B]
Stevens Point,
Wisconsin
--------------------------------------------------------------------------------

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

NOTE 4: Investment Securities

The amortized cost and fair values of investment securities held to maturity and securities available for sale for the periods indicated were as follows:

                     Investment Securities Held to Maturity

(In thousands)                                        September 30, 1998
--------------------------------------------------------------------------------
                                               Amortized Cost       Fair Value
--------------------------------------------------------------------------------
Federal agency securities                         $ 90,763           $ 91,766
Mortgage-related securities                        288,280            292,948
Obligations of state and political
  subdivisions                                     172,984            177,376
Other securities (debt)                             69,495             72,263
--------------------------------------------------------------------------------
Total                                             $621,522           $634,353
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
================================================================================

                    Investment Securities Available for Sale

(In thousands)                                        September 30, 1998
--------------------------------------------------------------------------------
                                               Amortized Cost       Fair Value
--------------------------------------------------------------------------------
U.S. Treasury securities                            81,580             82,812
Federal agency securities                          279,218            282,289
Mortgage-related securities                      1,489,788          1,520,641
Obligations of state and political
  subdivisions                                      78,764             79,997
Other securities (debt and equity)                 141,501            152,581
--------------------------------------------------------------------------------
Total                                           $2,070,851         $2,118,320
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
================================================================================

NOTE 5: Allowance for Possible Loan Losses

A summary of the changes in the allowance for possible loan losses for the periods indicated is as follows:

                                                   For the Nine    For the Year
                                                   Months Ended       Ended
                                                   September 30,   December 31,
                                                       1998            1997
                                                       ----            ----
                                                          (In Thousands)
--------------------------------------------------------------------------------
Balance at beginning of period                       $92,731         $71,767
Balance related to acquisition                           ---             728
Provisions charged to operating expense               10,511          31,668
Net loan charge-offs                                 (10,527)        (11,432)
Balance at end of period                             $92,715         $92,731
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

A summary of the changes in the balance of mortgage servicing rights is as follows:
                                                   For the Nine    For the Year
                                                   Months Ended       Ended
                                                   September 30,   December 31,
                                                       1998            1997
                                                       ----            ----
                                                          (In Thousands)
--------------------------------------------------------------------------------
Balance at beginning of period                       $22,535         $20,238
Additions                                             15,321           9,801
Amortization                                          (4,822)         (6,472)
Change in valuation allowance                         (4,599)         (1,032)
Balance at end of period                             $28,435         $22,535
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

NOTE 8: Earnings Per Share

Presented below are the calculations for basic and diluted earnings per share:

                                            Three Months        Nine Months
                                                Ended              Ended
                                            September 30,      September 30,
                                            1998     1997      1998     1997
                                            ----     ----      ----     ----
                                                (In Thousands, Except
                                                    Per Share Data)
Basic:
Net income available to common
  stockholders                           $ 38,400  $ 36,822  $119,264  $106,161

Weighted average shares outstanding        63,306    62,738    63,283    62,871

Basic earnings per share                 $   0.61  $   0.59  $   1.88  $   1.69
                                             ====      ====      ====      ====
Diluted:
Net income available to common
  stockholders                           $ 38,400  $ 36,822  $119,264  $106,161

Weighted average shares outstanding        63,306    62,738    63,283    62,871
Effect of dilutive stock options
  outstanding                                 635     1,282       716     1,127
                                           ------    ------    ------    ------
Diluted weighted average shares
  outstanding                              63,941    64,020    63,999    63,998

Diluted earnings per common share        $   0.60  $   0.58  $   1.86  $   1.66
                                           ======    ======    ======    ======

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

The Corporation's comprehensive income for the three and nine month periods ended September 30, 1998 and 1997, is as follows:

                                             Three Months       Nine Months
                                                Ended              Ended
                                             September 30,      September 30,
(In thousands)                              1998      1997      1998     1997
                                            ----      ----      ----     ----
Net income                                $38,400   $36,822  $119,264  $106,161
Other comprehensive income
    (loss), net of tax-
  Unrealized gain (loss)
  on securities:
  Unrealized holding gains
    (losses) arising during
    the period                             (1,275)     (970)    8,261    11,765
        Less: reclassification
          adjustment for net gains
          realized in net income              (23)     (553)   (3,893)   (1,452)
                                          -------   -------  --------  --------
Subtotals                                  (1,298)   (1,523)    4,368    10,313
                                          -------   -------  --------  --------
Comprehensive income                      $37,102   $35,299  $123,632  $116,474
                                          =======   =======  ========  ========

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

The following discussion refers to the impact of the Corporation's business combinations activity (see Note 3 of the Notes to Consolidated Financial Statements), particularly the acquisition of the $6.0 billion First Financial
Corporation   (FFC).   The  FFC   acquisition   was   accounted  for  using  the
pooling-of-interests method. Thus, all consolidated financial information has been restated as if the transaction had been effected as of the beginning of the earliest reporting period.

In addition all prior period per share results, period end shares and weighted average shares have been restated to reflect the five-for-four stock split effected in the form of a 25 percent stock dividend paid to shareholders on June 12, 1998.

Finally, the following discussion will focus upon "operating earnings", with respect to the fourth quarter of 1997, for the Corporation. Operating earnings for the fourth quarter of 1997 exclude the impact of the merger, integration and other one-time charges recorded by the Corporation (an $89.8 million reduction to net income). All references to pre-tax operating income, noninterest income, noninterest expense, tax expense, net income and net income per share are based upon operating earnings.

EARNINGS SUMMARY

Net income for the nine months ended September 30, 1998 totaled $119.3 million, an increase of $13.1 million or 12.3% over the $106.2 million earned during the same period of 1997. Earnings per diluted share were $1.86 for the nine months ended September 30, 1998, compared to $1.66 for the same period of 1997. Operating results for the first nine months of 1998 generated an annualized return on average assets (ROA) of 1.51% and an annualized return on average equity (ROE) of 18.77%, compared to 1.38% and 17.09%, respectively, for the comparable period in 1997.

     - The change between the comparable nine month periods was a result of higher net interest income (up $1.2 million, or 0.4%) and higher noninterest income (up $30.2 million, or 31.5%), offset by higher provision for loan losses (up $214,000, or 2.1%), higher noninterest expense (up $14.5 million, or 7.2%), and higher income tax expense (up $3.6 million, or 6.3%).

Net income for third  quarter  1998 was $38.4  million,  up $1.6 million or 4.3%
over 1997 third quarter net income of $36.8 million, and down from the $41.0 million reported in the second quarter of 1998. Earnings per diluted share were $0.60 in third quarter 1998, up 3.4% over the $0.58 reported in third quarter 1997, and down from the $0.64 net income per share reported in second quarter 1998. For third quarter 1998 ROA was 1.44% and ROE was 17.72%, up compared to 1.40% and 17.33%, respectively, for third quarter 1997, and down compared to 1.56% and 19.36%, respectively for second quarter 1998.

     - The change in third quarter 1998 net income (increase of $1.6 million) compared to the same period last year, was a result of higher noninterest income (up $5.1 million, or 14.9%), lower provision for loan losses (down $361,000, or 9.7%), lower income tax expense (down $1.2 million, or 5.8%), offset by lower net interest income (down $1.3 million, or 1.4%) and higher noninterest expense (up $3.7 million, or 5.4%).

     - The change in third quarter 1998 net income (decrease of $2.6 million, or 6.4%), when compared to second quarter 1998, was a result of lower net interest income (down $200,000, or 0.2%) and lower noninterest income (down $5.8 million, or 13.0%) offset by lower noninterest expense (down $806,000, or 1.1%) and lower income tax expense (down $2.6 million, or 12.3%).

--------------------------------------------------------------------------------
                          Net Income: Quarterly Trends
                                 (In Thousands)
--------------------------------------------------------------------------------
                                   3rd Qtr. 2nd Qtr. 1st Qtr. 4th Qtr. 3rd Qtr.
                                     1998     1998     1998     1997     1997
--------------------------------------------------------------------------------
Operating net income (Qtr)        $ 38,400  $41,004  $39,860 $ 36,017  $ 36,822
Operating net income (YTD)        $119,264  $80,864  $39,860 $142,178  $106,161

Consolidated net income
  (Loss) (Qtr)                    $ 38,400  $41,004  $39,860 $(53,802) $ 36,822
Consolidated net income (YTD)     $119,264  $80,864  $39,860 $ 52,359  $106,161

Operating EPS - basic (Qtr)          $0.61     $.65     $.63     $.57      $.59
Operating EPS - diluted (Qtr)        $0.60     $.64     $.62     $.57      $.58

Operating EPS - basic (YTD)          $1.88    $1.28     $.63    $2.26     $1.69
Operating EPS - diluted (YTD)        $1.86    $1.26     $.62    $2.22     $1.66

Consolidated EPS - basic (Qtr)       $0.61     $.65     $.63   $(1.86)     $.59
Consolidated EPS - diluted (Qtr)     $0.60     $.64     $.62   $(0.85)     $.58

Consolidated EPS - basic (YTD)       $1.88    $1.28     $.63     $.83     $1.69
Consolidated EPS - diluted (YTD)     $1.86    $1.26     $.62     $.82     $1.66

Operating ROE - Quarter              17.72%   19.36%   19.51%   16.46%    17.33%
Operating ROE - YTD                  18.77%   19.43%   19.51%   16.93%    17.09%

Operating ROA - Quarter               1.44%    1.56%    1.53%    1.34%     1.40%
Operating ROA - YTD                   1.51%    1.54%    1.53%    1.37%     1.38%
--------------------------------------------------------------------------------

NET INTEREST INCOME

Third Quarter 1998 Compared to Third Quarter 1997:

Fully taxable equivalent (FTE) net interest income in the third quarter of 1998 was $95.1 million, a decrease of $1.1 million when compared to the third quarter of 1997 of $96.2 million. Balance sheet growth contributed $3.4 million to FTE net interest income, while the rate environment impacted net interest income unfavorably by $4.5 million.

Average earning assets grew $102 million from the third quarter of 1997. The growth in average earning assets was concentrated in loans, with loans increasing $286 million, offset by a $184 million decrease in investment securities and other short-term investable funds, when compared to the third quarter of 1997. The net growth in average earning assets was funded by increased time deposits of $60 million, higher balances of savings, NOW and MMA of $155 million and higher net free funds of $115 million, offset by a $228 million decrease in wholesale borrowings (funds purchased, repurchase agreements, FHLB borrowings, and long-term borrowings).

The net interest margin for the third quarter of 1998 was 3.76%, or 9 basis points less than the 3.85% margin in the third quarter of 1997. The interest rate spread (the difference between the average earning asset yield and the average rate paid on interest-bearing liabilities) also decreased, to 3.16% from 3.28% reported a year ago. The contribution from net free funds increased to 0.60% from 0.57%. The 26 basis point decline in the earning asset yield outpaced the 14 basis point decline in funding costs, contributing to the margin compression experienced between the comparable third quarter periods.

The Corporation's net interest income was negatively impacted by the interest rate environment encountered in the third quarter of 1998 as compared to the third quarter of 1997. The lower rate environment accelerated the prepayment of higher yielding residential real estate loans and mortgage-related securities. The re-investment opportunities available were at lower yields. This rate environment also made it difficult to grow total earning assets, as commercial loan growth was offset by declining balances of residential real estate loans and mortgage-related securities. Residential real estate mortgage related loans and securities comprise 54.2% of the Corporation's total earning assets, down from 56.5% in the third quarter of 1997.

--------------------------------------------------------------------------------
                    Net Interest Income: Tax Equivalent Basis
                                 (In Thousands)
--------------------------------------------------------------------------------
                              3rd Qtr.  2nd Qtr.  1st Qtr.  4th Qtr.  3rd Qtr.
                                1998      1998      1998      1997      1997
--------------------------------------------------------------------------------
Interest income              $196,176  $196,252  $198,450  $201,788  $200,641
Tax equivalent
  adjustment                    1,645     1,544     1,509     1,464     1,406
                             --------  --------  --------  --------  --------
Tax equivalent interest
  income                     $197,821  $197,796  $199,959  $203,252  $202,047
Interest expense              102,723   102,599   104,108   106,418   105,857
                             --------  --------  --------  --------  --------
Tax equivalent net interest
  income                     $ 95,098  $ 95,197  $ 95,851  $ 96,834  $ 96,190
--------------------------------------------------------------------------------


Third Quarter 1998 Compared to Second Quarter 1998:

FTE net interest income in the third quarter of 1998 was $95.1 million, a decrease of $99,000 compared to the second quarter of 1998 of $95.2 million. Balance sheet growth contributed $269,000 to FTE net interest income, while the rate environment impacted net interest income unfavorably by $442,000. Additionally, the extra day in the third quarter compared to the second quarter contributed $74,000 to net interest income.

Average earning assets increased $2 million from the second quarter of 1998, with investment securities and other short-term investable funds growing $10 million and loans decreasing $8 million. Funding sources also shifted, with interest-bearing deposits growing $14 million and wholesale borrowings decreasing $23 million.

The net interest margin for the third quarter of 1998 was 3.76%, down 1 basis point from the second quarter of 1998. The contribution from net free funds in the third quarter of 1998 remained at 0.60%. The rate spread decreased to 3.16% from 3.17% reported last quarter.

--------------------------------------------------------------------------------
                      Net Interest Margin: Quarterly Trends
                              (Quarterly Info Only)
--------------------------------------------------------------------------------
                               3rd Qtr.  2nd Qtr.  1st Qtr.  4th Qtr.  3rd Qtr.
                                 1998      1998      1998      1997     1997
--------------------------------------------------------------------------------
Yield on earning assets          7.81%     7.86%     7.97%     7.95%     8.07%
Cost of interest-bearing
  liabilities                    4.65%     4.69%     4.77%     4.78%     4.79%
                                 ----      ----      ----      ----      ----
Interest rate spread             3.16%     3.17%     3.20%     3.17%     3.28%
Net free funds contribution      0.60%     0.60%     0.59%     0.63%     0.57%
                                 ----      ----      ----      ----      ----
Net interest margin              3.76%     3.77%     3.79%     3.80%     3.85%
                                 ====      ====      ====      ====      ====
Average earning assets to
  average asset                 95.10%    95.32%    95.20%    95.35%    95.24%
Free funds ratio
  (% of earning assets)         12.99%    12.88%    12.30%    13.14%    11.97%
--------------------------------------------------------------------------------

Year-to-date (YTD) 1998 Compared to YTD 1997:

FTE net interest income in the first nine months of 1998 was $286.1 million, an increase of $1.7 million over the same period in 1997 FTE net interest income of $284.4 million. The consolidated increase for this period was primarily attributable to a positive impact on net interest income from a volume variance of $14.3 million, offset by a negative impact on net interest income from a rate variance of $12.6 million.

Average earning assets increased $236 million in the first nine months of 1998 compared to the same period last year. Total average loans grew $365 million in the first nine months of 1998 compared to the first nine months of 1997, while balances of investments and short-term investments declined $129 million. The net growth in average earning assets was funded by increased time deposits of $106, higher balances of savings, NOW and MMA of $156 million, and increased net free funds of $124 million, offset by decreased wholesale borrowings (funds purchased, repurchase agreements, FHLB borrowings and long-term borrowings) of $150 million.

The net interest margin for the first nine months of 1998 was 3.77%, down 8 basis points from the 3.85% in the first nine months of 1997. The interest rate spread decreased to 3.17% from 3.29%, with the earning asset yield declining 11 basis points (loans down 17 basis points, investments down 5 basis points) and total interest-bearing liabilities moving up only 1 basis point (retail deposits up 3 basis points and wholesale funds down 1 basis point). The reduction in interest rate spread was offset by a 4 basis point increase in contribution from net free funds as a result of higher volumes of net free funds.

The Corporation's net interest income was impacted by the lower interest rate environment experienced in the first nine months of 1998, which accelerated the prepayment of higher yielding residential real estate loans and mortgage-related securities (and lowered total yield on earning assets). Growth in total deposits reduced reliance on wholesale funding sources, which helped to control the total cost of interest-bearing liabilities as noted above. A 10.6% increase in the average balance of net free funds contributed $4.4 million to net interest income.

If the interest rate environment of the third quarter 1998 continues, continued pressure on net interest income is likely. In addition, there will be impact on the margin going forward from the Corporation's October 1998 purchase of $100 million of bank-owned life insurance (BOLI), which will be recorded in the consolidated statement of financial condition in other assets. While the BOLI was funded with interest-bearing liabilities, the revenue will be a component of noninterest income in the consolidated statements of income.

--------------------------------------------------------------------------------
     Earning Asset and Interest-Bearing Liability Volumes: Quarterly Trends
                                 (In Thousands)
--------------------------------------------------------------------------------
                        3rd Qtr.    2nd Qtr.   1st Qtr.   4th Qtr.   3rd Qtr.
                          1998        1998       1998       1997       1997
--------------------------------------------------------------------------------
Average loans        $ 7,277,583 $ 7,285,819 $ 7,201,936 $ 7,161,089 $ 6,990,920
Average earning
  assets              10,043,826  10,041,932  10,075,172  10,151,828   9,941,498
Average noninterest-
  bearing deposits       826,204     796,361     778,885     824,332     726,880
Average interest-
  bearing deposits     7,618,798   7,605,270   7,550,146   7,511,209   7,403,326
Average deposits       8,445,002   8,401,631   8,329,031   8,355,541   8,130,206
Average interest-
  bearing
  liabilities        $ 8,739,163 $ 8,748,600 $ 8,835,493 $ 8,818,256 $ 8,751,596
--------------------------------------------------------------------------------

LOAN LOSS

The provision for loan loss (PFLL) for the third quarter of 1998 was $3.4 million, unchanged from second quarter 1998, and a decrease of $361,000 from the third quarter of 1997. PFLL recorded in the third quarter of 1998 exceeded net charges recorded in the same quarter by $1.0 million.

As of September 30, 1998, the allowance for possible loan losses (AFLL) of $92.7 million represented 1.29% of total outstanding loans, down from the 1.31% reported at December 31, 1997, and up from 1.05% reported at September 30, 1997. The increase in AFLL to loans from the comparable third quarter periods is attributable to the $16.8 million merger adjustment booked at year end 1997 in conjunction with the acquisition of FFC.

During the third quarter of 1998, net charge-offs of $2.4 million were recorded. Net charge-offs as a percent of average loans (on an annualized basis) were 0.13% for the three month period ended September 30, 1998.

--------------------------------------------------------------------------------
              Allowance for Possible Loan Losses: Quarterly Trends
                                 (In Thousands)
--------------------------------------------------------------------------------
                                3rd Qtr.  2nd Qtr.  1st Qtr.  4th Qtr. 3rd Qtr.
                                  1998      1998      1998      1997     1997
--------------------------------------------------------------------------------
Provision Expense - Qtr         $ 3,378   $ 3,375   $ 3,759   $ 4,571   $ 3,739
Merger Adjustment - Qtr             ---       ---       ---    16,800       ---
Provision Expense - YTD          10,511     7,134     3,759    14,868    10,297
Merger Adjustment - YTD             ---       ---       ---    16,800       ---
Net Charge-Offs - Qtr             2,370     5,081     3,075     3,113     2,947
Net Charge-Offs - YTD            10,527     8,156     3,075    11,432     8,319
                                -------   -------   -------   -------   -------
Allowance at Period End         $92,715   $91,708   $93,415   $92,731   $74,454
                                =======   =======   =======   =======   =======
Allowance to Loans                 1.29%     1.27%     1.30%     1.31%     1.05%
Net Charge-Offs to Average Loans
  (Annualized) - Qtr               0.13%      .28%      .17%      .17%      .16%
Net Charge-Offs to Average Loans
  (Annualized) - YTD               0.19%      .23%      .17%      .16%      .16%
--------------------------------------------------------------------------------

NONPERFORMING LOANS

Management is committed to a nonaccrual and problem loan identification philosophy. This philosophy is embodied through the monitoring and reviewing of credit policies and procedures to ensure that all problem loans are identified quickly and the risk of loss is minimized.

Nonperforming loans are considered a leading indicator of future loan losses. Nonperforming loans are defined as nonaccrual loans, loans 90 days or more past due but still accruing and restructured loans. The Corporation specifically excludes student loan balances that are 90 days or more past due and still accruing and that have contractual government guarantees as to collection of principal and interest, from its definition of nonperforming loans. The Corporation had $8.3 million of these loans at September 30, 1998 and $7.4 million at June 30, 1998.

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

Total nonperforming loans at September 30, 1998 were $43.0 million, a decrease of $3.2 million from June 30, 1998 and an $8.7 million increase from December 31, 1997. The ratio of nonperforming loans to total loans at September 30, 1998 was 0.60% compared to 0.64% at June 30, 1998, 0.48% at December 31, 1997 and 0.54% at September 30, 1997. Other real estate owned of $4.1 million at September 30, 1998 was essentially unchanged from $4.0 million at June 30, 1998.

--------------------------------------------------------------------------------
                    Nonperforming Loans and Other Real Estate
                                 (In Thousands)
--------------------------------------------------------------------------------
                               9/30/98   6/30/98   3/31/98  12/31/97   9/30/97
--------------------------------------------------------------------------------
Nonaccrual loans               $36,566   $39,512   $30,072   $32,415   $36,202
Accruing loans past due 90
  days or more                   6,161     6,404     3,414     1,324     1,648
Restructured loans                 287       287       455       558       186
                               -------   -------   -------   -------   -------
Total nonperforming loans      $43,014   $46,203   $33,941   $34,297   $38,036
                               =======   =======   =======   =======   =======
Nonperforming loans as a
    Percent of loans              0.60%     0.64%     0.47%     0.48%     0.54%
Other real estate owned        $ 4,085   $ 4,012   $ 4,265   $ 2,067   $ 2,447
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

At September 30, 1998, potential problem loans totaled $69.8 million compared to $74.0 million at the end of 1997. The loans that have been reported as potential problem loans are not concentrated in a particular industry, but rather cover a diverse range of businesses, e.g. communications, wholesale trade, manufacturing, finance/insurance/real estate, and services. Management does not presently expect significant losses from credits in this category.

LOAN CONCENTRATIONS

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. The Corporation's loans are widely diversified by borrower, industry group and area. At September 30, 1998, no concentrations existed in the Corporation's loan portfolio in excess of 10% of total loans.

Real estate construction loans at September 30, 1998, totaled $352 million, or 4.9% of loans while agricultural loans were 0.8% of total loans.

As of September 30, 1998, the Corporation did not have any cross-border outstandings to borrowers in any foreign country where such outstandings exceeded 1% of total assets.

NONINTEREST INCOME

Third Quarter 1998 Compared to Third Quarter 1997:

Noninterest income increased $5.1 million or 14.9% over the third quarter of 1997. Noninterest income, excluding net investment securities gains, increased $5.9 million, or 17.7%. Income from service charges on deposit accounts and retail commission income decreased from the third quarter of 1997. All other categories of noninterest income increased from the third quarter of 1997.

Trust service fees increased $1.4 million or 19.8% compared to the same quarter last year, as a result of higher trust assets under management and general market conditions.

Net investment securities gains decreased $816,000 or 95.9% compared to the third quarter of 1997.

Mortgage banking income increased $3.8 million, or 56.7% from the third quarter of 1997. Increases were recognized in higher servicing fees (up $420,000), and increased gains on sales of loans (up $3.0 million). The remaining increase was a result of production related revenue (origination, underwriting and escrow waiver fees). Production volumes in the third quarter of 1998 were $471 million compared to the same period last year at $287 million. The increased gains on sales of loans is the result of this increased production in a lower rate environment.

Income from loan fees increased $830,000, or 19.4% compared to the third quarter of 1997. The increase is a result of increased fees on credit cards (up $526,000) and commercial loans (up $262,000).

--------------------------------------------------------------------------------
                      Noninterest Income: Quarterly Trends
                                 (In Thousands)
--------------------------------------------------------------------------------
                                3rd Qtr.  2nd Qtr.  1st Qtr.  4th Qtr.  3rd Qtr.
                                  1998      1998      1998      1997     1997
--------------------------------------------------------------------------------
Trust servicing fees            $ 8,496   $ 8,066   $ 7,915   $ 7,744   $ 7,089
Service charges on deposit
  accounts                        7,092     6,816     6,370     7,177     7,211
Mortgage banking activity        10,568    11,183    10,896     8,410     6,745
Loan fees                         5,106     4,872     4,161     4,389     4,276
Retail commission income          3,873     3,987     3,390     3,614     3,968
Asset sale gains (losses),
  net                               543     6,191       185       (22)      512
Other                             3,537     3,341     3,522     3,780     3,510
                                -------   -------   -------   -------   -------
Total, excluding securities
  gains                         $39,215   $44,456   $36,440   $35,092   $33,311
Investment security gains,
  net                                35       642     5,311       279       851
Merger, integration and other
  one-time charges                  ---       ---       ---   (35,290)      ---
                                -------   -------   -------   -------   -------
Total noninterest income        $39,250   $45,098   $41,751   $    81   $34,162
--------------------------------------------------------------------------------

Third Quarter 1998 Compared to Second Quarter 1998

Noninterest income decreased $5.8 million, or 13.0% in the third quarter of 1998 compared to second quarter 1998. Noninterest income, excluding net investment securities gains and asset sale gains increased by $407,000, or 1.1%. All categories showed moderate increases, except mortgage banking revenue, asset sale gains and investment security gains.

Second quarter 1998 carried certain gains that did not recur in third quarter 1998. Net investment security gains decreased $607,000. Asset sale gains decreased $5.6 million compared to the second quarter of 1998. Gains in the second quarter of 1998 of $6.1 million were recognized on the sales of office buildings, an affinity credit card portfolio and leased equipment.

Mortgage banking income decreased $615,000 or 5.5% from the second quarter of 1998. The decrease was principally a result of lower production between the quarters ($471 million third quarter 1998 versus $539 million second quarter
1998), with net gains on sales down $782,000 between the sequential quarters.

YTD 1998 Compared to YTD 1997:

Noninterest income increased $30.2 million, or 31.5% in the first nine months of 1998 compared to the same period last year. Increases in trust service fees, net investment securities gains, mortgage banking activity, loan fees and net asset sale gains more than offset decreases in service charges on deposit accounts and retail commission income compared to the first nine months of 1997. Noninterest income, excluding net investment securities gains and asset sale gains, increased $20.4 million, or 22.0%

Net investment security gains increased $3.8 million. The Corporation hedged certain agency issued zero-coupon bonds by executing various interest rate futures contracts. In the first quarter of 1998, these contracts were closed and the zero coupon bonds were sold, resulting. As a result, a net gain of $5.1 million was recognized.

Asset sale gains increased $6.0 million over the first nine months of 1997. Gains recognized in the first nine months of 1998 included a gain of $2.8 million on the sale of an office building and a gain of $3.0 million on the sale of an affinity credit card portfolio.

Mortgage banking income increased $15.3 million, or 88.7% from the first nine months of 1997, primarily as a result of higher production volumes between the two periods ($1.506 billion for the nine months of 1998 compared to $672 million for the comparable prior period). Thus, gains on sales of loans were up $12.6 million, servicing fees increased $720,000, underwriting fees grew $1.1 million, while other production related revenue accounted for the remaining increase. The increased gains on sales of loans is the result of increased production and a falling mortgage rate environment.

For the nine months of 1998 mortgage banking income represented 28.8% of noninterest income before asset and securities gains, compared to 18.6% for the comparable period last year. Mortgage banking activity income can fluctuate over time. This is greatly due to its dependence on production volume and the influence of the interest rate environment, the secondary market and general economic conditions.

Trust service fees increased $3.5 million, or 16.4% compared to the same period last year, as a result of higher trust assets under management and general market conditions.

Income from loan fees increased $2.1 million, or 17.4% from the first nine months of 1997 to the first nine months of 1998. The increase is a result of increased fees on credit cards (up $1.2 million), with the remainder from real estate fees and commercial loan fees.

NONINTEREST EXPENSE

Third Quarter 1998 Compared to Third Quarter 1997:

Total noninterest expense increased $3.7 million, or 5.4% in the third quarter of 1998 compared to the same period last year. All categories of noninterest expense, with the exception of data processing and business development/advertising, increased when compared to the third quarter of last year.

Salaries and employee benefit expenses increased $2.6 million, or 7.6% when compared to the third quarter of 1997. Total salary related expenses accounted for $2.3 million, or 8.5%, of the increase, attributable to base merit increases, transitional overlapping positions as support functions are centralized, and new positions added.

Equipment rentals, depreciation and maintenance increased $334,000 or 10.6% over the third quarter of 1997, primarily due to increased depreciation on computer equipment.

Business development and advertising decreased $729,000, or 18.4%, compared to the third quarter of 1997, primarily in reducing duplicative advertising expense from FFC.

Other miscellaneous expense, from various sources, increased $1.5 million compared to the third quarter of 1997. The primary item contributing to the increase was higher amortization of mortgage servicing rights (up $2.8 million) as a function of the increase in capitalized mortgage servicing rights.

--------------------------------------------------------------------------------
                      Noninterest Expense: Quarterly Trends
                                 (In Thousands)
--------------------------------------------------------------------------------
                                3rd Qtr.  2nd Qtr.  1st Qtr.  4th Qtr.  3rd Qtr.
                                  1998      1998      1998      1997     1997
--------------------------------------------------------------------------------
Salaries and employee benefits  $36,624   $37,322   $36,263  $ 33,123   $34,035
Net occupancy expense             5,082     5,054     5,168     4,432     5,010
Equipment rentals, depreciation
  and maintenance                 3,499     3,458     3,409     3,230     3,165
Data processing expense           3,989     4,789     4,654     4,347     4,164
Stationery and supplies           1,572     1,486     1,396     1,505     1,450
Business development and
  advertising                     3,233     4,069     3,266     4,283     3,962
FDIC expense                        827       817       830       831       810
Other                            17,225    15,863    16,589    18,269    15,752
                                -------   -------   -------   -------   -------
Noninterest expense, excluding
  merger, integration and other
  one-time charges               72,051    72,858    71,575    70,020    68,348
Merger, integration and other
  one-time charges                  ---       ---       ---    51,622       ---
                                -------   -------   -------  --------   -------
Total  noninterest expense      $72,051   $72,858   $71,575  $121,642   $68,348
--------------------------------------------------------------------------------

Third Quarter 1998 Compared to Second Quarter 1998

Total noninterest expense decreased $807,000, or 1.1% in the third quarter of 1998 compared to the second quarter of 1998. An increase in other miscellaneous expense was offset by decreases in data processing expense, business development and advertising and salaries and employee benefits.

Salaries and employee benefit expenses decreased $698,000, or 1.9% when compared to the second quarter of 1998, primarily due to second quarter carrying non-recurring levels of expense for certain contractual payouts. Business development and advertising decreased $836,000 million, or 20.5% in the third quarter of 1998 compared to the previous quarter, primarily in advertising expense.

Other miscellaneous expense, from various sources, increased by $1.4 million, or 8.6% compared to the second quarter of 1998. The increase was primarily a result of higher mortgage servicing rights amortization (up $1.3 million).

--------------------------------------------------------------------------------
                                 Expense Control
                                Quarterly Trends
--------------------------------------------------------------------------------
                               3rd Qtr.  2nd Qtr.  1st Qtr.  4th Qtr.  3rd Qtr.
                                1998       1998      1998      1997      1997
--------------------------------------------------------------------------------
Efficiency ratio - Quarter      53.64%    52.17%    54.10%    53.08%    52.78%
Efficiency ratio - YTD          53.29%    53.11%    54.10%    53.33%    53.43%

Expense ratio - Quarter          1.30%     1.13%     1.41%     1.37%     1.40%
Expense ratio - YTD              1.28%     1.27%     1.41%     1.45%     1.48%
--------------------------------------------------------------------------------

YTD 1998 Compared to YTD 1997

Total noninterest expense increased $14.5 million, or 7.2% in the first nine months of 1998 compared to the same period last year. Increases in salaries and employee benefits, equipment rentals, depreciation and maintenance, data processing expense and other were partially offset by decreases in net occupancy and business development and advertising,

Salaries and employee benefit expenses represent 62% of the increase in noninterest expense, increasing $9.0 million, or 8.9% when compared to the first nine months of 1997. Total salary related expenses increased $7.8 million, or 9.7% in the first nine months while fringe benefit related expenses increased $1.2 million, or 6.0%. Salary expense is up primarily as a result of base merit increases, variable pay, transitional overlapping positions as support functions are centralized, and new positions. Fringe benefit expenses increased primarily as a result of higher expenses associated with the pension, profit sharing and 401k plans.

Net occupancy expense decreased $562,000, or 3.5% in the first nine months of 1998 compared to the first nine months of 1997. All categories of occupancy expense have contributed to the decline in the first nine months of 1998 when compared to the first nine months of 1997.

Equipment rentals, depreciation and maintenance increased $996,000 or 10.6% over the first nine months of 1997. This increase was primarily attributable to higher levels of depreciation on computer equipment (up $1.4 million) offset by lower levels of depreciation on furniture and other equipment (down $445,000).

Data processing increased $850,000 or 6.8%, compared to the first nine months of 1997, primarily due to increases in the base contract processing costs and additional data processing systems engineer hours.

Business development and advertising decreased $1.1 million, or 9.3% in the first nine months of 1998 compared to the same period last year. The favorable variance was seen in reduced advertising costs.

Other miscellaneous expense, from various sources, increased by $4.8 million, or 10.7% compared to the first nine months of 1997. This increase was primarily due to increased mortgage servicing rights amortization and valuation provision (up $5.4 million), increased legal/professional/consulting fees (up $915,000), increased EFTS fees (up $521,000), increased placement/relocation/moving expenses (up $495,000) offset by lower expenses on various other expense categories.

The systems integration of FFC will occur in fourth quarter 1998. Thus, total noninterest expense levels will continue to absorb related system integration costs. In addition, noninterest expense levels will continue to be impacted by technology enhancements and the introduction of various products to new markets from recently completed and pending acquisitions.

INCOME TAXES

The effective tax rate for the third quarter of 1998 decreased to 32.95%, down from 34.41% in the second quarter of 1998, down from 34.40% in the first quarter of 1998 and down from 35.24% in the third quarter of 1997. The decrease in effective tax rate, compared to 1997, is primarily due to the utilization of capital loss carryforwards from the sales of assets and the settlement of a tax examination issue. The capital loss carryforwards will be recognized throughout the 1998 tax year.

BALANCE SHEET

During the past twelve months, total assets decreased $131 million, or 1.2%. Investment securities have decreased to support loan growth. Loan growth has been steady through the period, but offset in part by loan sales. Deposit growth has also been steady through the period.

--------------------------------------------------------------------------------
                          Selected Balance Sheet Trends
                                 (In Thousands)
--------------------------------------------------------------------------------
                              September 30,   December 30, 1997   September 30,
                                  1998               1997              1997
--------------------------------------------------------------------------------
Loans held for sale           $    90,700        $   114,001      $    62,419
Loans, net of unearned
  income                        2,118,320          2,167,694        1,951,462
Investment securities (1)       2,739,842          2,940,218        2,991,366
Other short-term investments       79,043             16,530           38,924
Total assets                   10,575,675         10,690,442       10,707,097
Total deposits                  8,499,668          8,364,065        8,317,490
Short-term borrowings           1,040,095          1,337,008        1,380,335
Long-term borrowings               26,889             15,270           16,438
Stockholders' equity              883,564            813,693          874,026

(1) includes securities held to maturity at cost and available for sale at fair value
--------------------------------------------------------------------------------

During the first nine months of 1998, total assets decreased by $115 million, or 1.5% on an annualized basis. Loans (including loans held for sale) increased $85 million, or 1.5% on an annualized basis. The loan growth was funded with a $138 million reduction of investments and short-term investments, a $151 million increase of interest-bearing deposits and an increase in net free funds of $81 million offset by a $285 million decrease in wholesale funding. The $151 million increase in interest-bearing deposits reflects a $2 million decrease in outstanding brokered CD's and an increase of $153 million in retail interest-bearing deposits.

The loan growth was all in commercial (up $264 million, or 14.3% on an annualized basis). Real estate and consumer loans decreased from December 31, 1997 ($97 million, or 3.6% and $58 million, or 8.3% on an annualized basis, respectively). A sale of an affinity credit card portfolio, ($24 million of outstanding balances), in the second quarter of 1998 contributed to the decline in consumer loans. Loans held for sale also declined by $23 million, or 27.3% on an annualized basis, as a function of secondary market activity.

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

Deposit growth is the primary source of liquidity at the banking subsidiaries. Interest-bearing deposits increased $151.3 million, while noninterest-bearing deposits fell $15.7 million from the seasonally high year-end balance.

As of September 30, 1998, the securities portfolio contained $360.8 million at amortized cost of U.S. Treasury and federal agency securities available for sale, representing 13.4% of the total securities portfolio. These government securities are highly marketable and had a market value equal to 101.2% of amortized cost at quarter end.

Money market investments, consisting of federal funds sold, securities purchased under agreements to resell, and interest-bearing deposits in other financial institutions, averaged $72.0 million in the third quarter of 1998 compared to $27.0 million during the same period in 1997. Being short-term and liquid by nature, money market investments generally provide a lower yield than other earning assets. The Corporation has a strategy of maintaining a sufficient level of liquidity to accommodate fluctuations in funding sources and will periodically take advantage of specific opportunities to temporarily invest excess funds at narrower than normal rate spreads while still generating additional net interest income. At September 30, 1998, the Corporation had $79.0 million outstanding in short-term money market investments, serving as an essential source of liquidity. The amount at quarter end represents .7% of total assets compared to .2% at December 31, 1997.

Short-term borrowings totaled $1.0 billion at September 30, 1998, compared with $1.3 billion at the end of 1997. Within the classification of short-term borrowings are federal funds purchased, securities sold under agreements to repurchase and FHLB advances with a remaining maturity of less than one year. Federal funds are purchased from a sizable network of correspondent banks while securities sold under agreements to repurchase are obtained from a base of individual, business and public entity customers. FHLB advances with a remaining maturity of greater than one year are included in long-term borrowings.

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

Liquidity is also necessary at the parent company level. The parent company's primary sources of funds are dividends and service fees from subsidiaries, borrowings and proceeds from the issuance of equity. The parent company manages its liquidity position to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries and satisfy other operating requirements. Dividends received from subsidiaries totaled $53.9 million in the first nine months of 1998 and will continue to be the parent's main source of long-term liquidity.

At September 30, 1998, the parent company had $150 million of established lines of credit with non-affiliated banks, of which $87 million was in use for nonbank affiliates.

The Corporation's long-term debt to equity ratio at September 30, 1998, was 3.0%, compared to 1.9% at December 31, 1997. This increase is primarily attributable to an increase in outstanding long-term FHLB advances.

Management believes that, in the current economic environment, the Corporation's subsidiaries and parent company liquidity positions are adequate. There are no known trends nor any known demands, commitments, events or uncertainties that will result or are reasonably likely to result in a material increase or decrease in the Corporation's liquidity.

CAPITAL

Stockholders' equity at September 30, 1998 increased $69.9 million, or 8.6% since December 31, 1997. This increase was composed of $71.5 million of retained earnings, $10.4 million from option exercises and $4.4 million increase in the net SFAS 115 investment market value adjustment, reduced by $16.4 million from treasury stock purchases. Equity to assets at September 30, 1998 increased to 8.35%, with the Tier 1 leverage ratio climbing to 7.82%.

Cash dividends of $0.29 per share were paid in the third quarter of 1998, representing a pay-out ratio of 47.54% for the quarter.

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

--------------------------------------------------------------------------------
                            Capital: Quarterly Trends
                                 (In Thousands)
--------------------------------------------------------------------------------
                            3rd Qtr.   2nd Qtr.   1st Qtr.   4th Qtr.   3rd Qtr.
                              1998      1998        1998       1997       1997
--------------------------------------------------------------------------------
Stockholders' equity       $883,564   $867,286   $836,826   $813,693   $874,027
Average equity to
  average assets               8.14%      8.07%      7.83%      8.15%      8.08%
Equity to assets -
  period end                   8.35%      8.21%      7.83%      7.61%      8.16%
Tier 1 capital to risk
  weighted assets -
  period end                  12.30%     12.14%     10.89%     10.61%     12.45%
Total capital to risk
  weighted assets -
  period end                  13.54%     13.37%     12.14%     11.86%     13.49%
Tier 1 leverage ratio -
  period end                   7.82%      7.63%      7.34%      7.10%      7.77%
Market value per share -
  period end                 $31.44     $37.63     $43.16     $44.09     $36.05
Book value per share -
  period end                 $13.96     $13.70     $13.24     $12.92     $13.91
Market value per share to
  book value per share          225%       275%       326%       341%       259%

Dividends per share -
  Quarter                    $0.290     $0.232     $0.232     $0.232     $0.232
Dividends per share -
  YTD                        $0.754     $0.464     $0.232     $0.889     $0.657

Basic operating earnings
  per share - Quarter         $0.61      $0.65      $0.63      $0.57      $0.59
Basic operating earnings
  per share - YTD             $1.88      $1.28      $0.63      $2.26      $1.69

Dividend payout ratio -
  Quarter                     47.54%     35.69%     36.83%     40.70%     39.32%
Dividend payout ratio -
  YTD                         40.11%     36.25%     36.83%     39.34%     38.88%
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

As of September 30, 1998, the Corporation's tier 1 risk-based capital ratio, total risk-based capital (tier 1 and tier 2) ratio and tier 1 leverage ratio were well in excess of regulatory minimums. Management of the Corporation expects to continue to exceed the minimum standards in the future.

Similar capital guidelines are also required of the individual banking subsidiaries of the Corporation. As of September 30, 1998, each banking subsidiary exceeded the minimum ratios for tier 1 capital, total capital and the tier 1 leverage ratio.

Management actively reviews capital strategies for the Corporation and each of its subsidiaries to ensure that capital levels are appropriate based on the perceived business risks, future growth opportunities, industry standards and regulatory requirements.

YEAR 2000

The Corporation's Year 2000 Project is proceeding on schedule. The Year 2000 Project relates to systems designed to use two digits rather than four to define the applicable year. The Corporation has adopted a centralized approach to addressing the Year 2000 problem. The Corporation's Director of Systems and Operations has overall responsibility for the Year 2000 compliance efforts and is assisted by a project management office that is staffed with both internal and external resources. Overseeing the project is a steering committee composed of senior management officials. Monthly status reports are provided to each of the Corporation's affiliates and the Corporation's Board of Directors monitors progress on a quarterly basis. The Corporation has dedicated significant internal and external resources to assess, plan and execute a strategy for achieving Year 2000 readiness.

Using the Federal Financial Institution's Examination Council (FFIEC) Year 2000 directives that have been published since 1996, the Corporation has established policy guidelines and time frames that are used to manage the work effort and guide Year 2000 compliance decision making. All project management activities and plans have incorporated the FFIEC guidelines published to date.

The Corporation's Year 2000 compliance efforts have included completing an inventory of all products and services that may be affected by Year 2000 date related issues. Each product or service inventoried has been categorized as: mission critical, significant, ancillary or other, depending on its significance to the successful continuance of a business activity. Concurrent with and immediately following the completion of the inventory of products and services, the Corporation undertook and completed an awareness project involving all employees, management, boards of directors, and customers of the Corporation.

The Corporation is adhering to FFIEC guidelines for completing Year 2000 remediation, testing and implementation for all Mission Critical products and services by June 30, 1999, and for Significant Products and services by December 31, 1999. The Corporation is currently on schedule to complete Year 2000 compliance activities within these designated timeframes.

The Corporation uses national third party service providers and software vendors almost exclusively. The products and services provided by these organizations have been integrated to provide an overall technology infrastructure for the Corporation. As a result, a large part of the Corporation's Mission Critical product Year 2000 testing effort is for products processed by service bureaus. The Corporation must conduct Year 2000 testing with these service bureaus and/or verify that the service bureau's systems that the Corporation utilizes have successfully completed Year 2000 tests. The Corporation must determine not only that the service bureau's systems will function properly in the Year 2000 and beyond, but also test that the specific functions utilized by the Corporation will properly perform.

The Corporation has no custom developed system code. Therefore, the remediation phase of the Corporation's Year 2000 compliance effort does not include code renovation. Product and service upgrades provided by the Corporation's service bureaus and other vendors are the primary remediation strategy. This also impacts the testing phase of the overall project plan and requires that it will be proportionally larger than a plan which has significant code renovation as its focus.

The Corporation has been careful to consider non-information technology as well as information technology systems in its approach to Year 2000 compliance.
Non-information technology systems include equipment in use in the business areas, which is not defined as computer hardware or peripheral devices.
Equipment          includes:          calculators,          time         clocks,
heating/ventilating/air-conditioning, elevators, telephones, facsimiles, satellite dishes, and security devices. The Corporation has contacted vendors of non- information technology systems to determine Year 2000 compliance of these systems and products and anticipates the completion of testing of these systems and products during 1999. The Corporation has also identified third parties with which it has a material relationship, such as telecommunications, power and other utility vendors. The impact and status of these services is being reviewed and appropriate steps are being taken to ensure continued operation for all areas.

The Corporation's customers who are not preparing for the Year 2000 may experience a disruption in business that could potentially result in significant financial difficulties. Through the use of personal contacts and questionnaires, the Corporation has taken an active role in heightening customer awareness of the Year 2000 issues, assessing and monitoring material customers' Year 2000 compliance efforts, and taking steps to minimize the Corporation's exposure. Material customers include fund takers, fund providers, and capital market and asset management counterparties. The Year 2000 readiness of material customers is being monitored by the Corporation on a quarterly basis and prospective credit customers are also assessed for Year 2000 compliance as part of the underwriting process. Additionally, consideration of Year 2000 credit risk has been incorporated into the Corporation's loan reserve methodology.

The estimated costs for Year 2000 compliance are not expected to have a significant impact on the Corporation's results of operations, liquidity or capital resources. The Corporation estimates the total cost of addressing Year 2000 issues will be approximately $12 million, of which approximately $5 million has been expended as of September 30, 1998. Additional expenditures will be made in the fourth quarter of 1998 and will continue through 1999. Year 2000 compliance costs have been influenced by a heavy reliance on external resources that have been contracted to assist the Corporation in the project management, vendor management, and testing phases of its Year 2000 compliance effort. Scheduled systems upgrades and enhancements which would have taken place, notwithstanding the Year 2000 compliance process, have not been included in the estimated Year 2000 costs, even though certain of these expenses may result in Year 2000 solutions.

Management of the Corporation believes that the potential effects on the Corporation's internal operations of the Year 2000 compliance effort can and will be addressed prior to the Year 2000. However, if required product or service upgrades are not made or are not completed on a timely basis prior to the Year 2000, the Year 2000 issue could disrupt normal business operations. Normal business operations could also be disrupted if third party servicers, upon which the Corporation depends for services, including service bureaus, payment systems, utilities, etc., encounter difficulties relating to the Year 2000 issue.

The most reasonable likely worst case Year 2000 scenarios foreseeable at this time would include the Corporation temporarily not being able to process, in some combination, various types of customer transactions. This could affect the ability of the Corporation to, among other things, originate new loans, post loan payments, accept deposits or allow immediate withdrawals, and, depending on the amount of time such scenario lasted, could have a material adverse effect on the Corporation. Because of the serious implications of these scenarios, contingency plans have been established and are being monitored for all mission critical products to mitigate the risks associated with any failure to successfully complete Year 2000 compliance renovation, validation, or implementation efforts. Additionally, a business resumption contingency plan is being developed to mitigate risks associated with the failure at critical dates of systems that support core business processes. The Year 2000 business resumption contingency plan is designed to ensure that Mission Critical core business processes will continue if one or more supporting systems fail and would allow for limited transactions, including the ability to make certain deposit withdrawals, until the Year 2000 problems are fixed.

The costs of the Year 2000 project and the date on which the Corporation plans to complete Year 2000 compliance are based on management's best estimates, which were derived using numerous assumptions of future events such as service bureaus' and other vendors' plans, the availability of certain resources (including internal and external resources), and other factors. However, there can be no guarantee that these estimates will be achieved at the cost disclosed or within the timeframe indicated, and actual results could differ materially from these plans. Factors that might affect the timely and efficient completion of the Corporation's Year 2000 project include, but are not limited to, vendors' and service bureaus' abilities to adequately correct or convert software and the effect on the Corporation's ability to test these systems, the availability and cost of personnel trained in the Year 2000 area, the ability to identify and correct all relevant computer programs, and similar uncertainties.

Readers should be cautioned that forward-looking statements contained in the Year 2000 discussion should be read in conjunction with the Corporation's disclosures under the heading, "Special Note Regarding Forward-Looking Statements," appearing on page 3.

RECENT DEVELOPMENTS

On October 8, 1998, the Corporation announced its Board of Directors approved a repurchase of up to 900,000 shares of its common stock in relation to its pending acquisition of Citizens Bankshares, Inc. The repurchase has since been completed.

PENDING COMBINATIONS

On February 17, 1998 the Corporation announced the signing of a definitive agreement to acquire Citizens Bankshares, Inc. ("Citizens"), parent company of the $164 million Citizens Bank, N.A., with four banking locations in Northeast Wisconsin. The transaction, as amended, is expected to be completed in the fourth quarter of 1998, and will be accounted for using the purchase method of accounting.

On October 1, 1998 the Corporation announced the signing of a definitive agreement to acquire Windsor Bancshares, Inc. ("Windsor"), parent company of the $190 million Bank Windsor, with offices in Minneapolis, Nerstrand, Sleepy Eye and Chisholm, Minnesota. The stock-for-stock merger transaction is contingent upon approval of regulatory authorities and the shareholders of Windsor. The transaction, expected to be completed in the first quarter of 1999, will be accounted for using the pooling-of-interests method. However, the transaction is not expected to be material to prior years' reported operating results and, accordingly, previously reported results will not be restated.

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

The FASB has issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-Retirement Benefits," which is effective for fiscal years beginning after December 15, 1997. This statement revises employers' disclosures about pension and other post-retirement benefit plans. It does not change the measurement recognition of those plans. It standardizes the disclosure requirements for pensions and other post-retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful. The Corporation adopted SFAS No. 132 on January 1, 1998, and required disclosures will be included beginning with the Corporation's 1998 Form 10-K Annual Report.

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

The FASB has issued SFAS No. 134, "Accounting for Mortgage-Backed Securities after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking
Enterprise: an amendment of FASB Statement No. 65," which is effective for the first fiscal quarter beginning after December 31, 1998. This statement requires that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking entity with the required accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise The Corporation anticipates that the adoption of SFAS No. 134 will not have a material impact in the Corporation's financial statements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The Corporation has not experienced any material changes to its market risk position from that disclosed in the Corporation's 1997 Form 10-K Annual Report.

                              ASSOCIATED BANC-CORP
                           PART II - OTHER INFORMATION

                                                                        Page No.
                                                                        -------

ITEM 6:        Exhibits and Reports on Form 8-K

               (a)    Exhibits:

                      None

               (b) Reports on Form 8-K:

               There were no reports on Form 8-K filed for the nine months ended September 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                     ASSOCIATED BANC-CORP
                                     -------------------------------------------
                                     (Registrant)


Date:  November 13,  1998            /s/     H. B. Conlon
                                     -------------------------------------------
                                     H. B. Conlon
                                     Chairman and Chief Executive Officer


Date:  November 13, 1998            /s/      Joseph B. Selner
                                    --------------------------------------------
                                    Joseph B. Selner
                                    Principal Financial Officer