Form 10-K
period 1998-12-31
ASSOCIATED BANC-CORP
filed 1999-03-23
CIK 7789

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 For the transition period          to

                        Commission file number: 0-5519

                             ASSOCIATED BANC-CORP
            (Exact name of registrant as specified in its charter)

               Wisconsin                             39-1098068
    (State or other jurisdiction of               (I.R.S. employer
    incorporation or organization)               identification no.)

           1200 Hansen Road                             54304
         Green Bay, Wisconsin                        (Zip code)
    (Address of principal executive
               offices)

      Registrant's telephone number, including area code: (920) 491-7000

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

                                Yes  X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of March 1, 1999, 63,361,693 shares of Common Stock were outstanding and the aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $1,859,721,000. Excludes approximately $96,572,000 of market value representing the outstanding shares of the Registrant owned by all directors and officers who individually, in certain cases, or collectively, may be deemed affiliates. Includes approximately $161,436,000 of market value representing 8.25% of the outstanding shares of the Registrant held in a fiduciary capacity by the trust departments of three wholly-owned subsidiaries of the Registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                            Part of Form 10-K Into Which
               Document                Portions of Documents are Incorporated

 Proxy Statement for Annual Meeting of                Part III
    Shareholders on April 28, 1999

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              ASSOCIATED BANC-CORP
                        1998 FORM 10-K TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I
Item 1. Business                                                            3
Item 2. Properties                                                          6
Item 3. Legal Proceedings                                                   7
Item 4. Submission of Matters to a Vote of Security Holders                 7
PART II
Item 5. Market for Registrant's Common Equity and Related Stockholder
 Matters                                                                    9
Item 6. Selected Financial Data                                            10
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                             11
Item 7a. Quantitative and Qualitative Disclosures About Market Risk        38
Item 8. Financial Statements and Supplementary Data                        39
Item 9.  Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure                                              71
PART III
Item 10. Directors and Executive Officers of the Registrant                71
Item 11. Executive Compensation                                            71
Item 12. Security Ownership of Certain Beneficial Owners and Management    71
Item 13. Certain Relationships and Related Transactions                    71
PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K   72
Signatures

Special Note Regarding Forward-Looking Statements

Forward-looking statements have been made in this document, and in documents that are incorporated by reference, that are subject to risks and uncertainties. These forward-looking statements, which are included in Management's Discussion and Analysis and in the Chairman's letter, describe future plans or strategies and include Associated Banc-Corp's expectations of future results of operations. The words "believes," "expects," "anticipates," or similar expressions identify forward-looking statements.

Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, could affect the future financial results of Associated Banc-Corp and could cause those results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document. These factors include the following:

  .  operating, legal, and regulatory risks;
  . economic, political, and competitive forces affecting Associated Banc-Corp's banking, securities, asset management, and credit services businesses; and
  . the risk that Associated Banc-Corp's analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

                                    PART I

ITEM 1 BUSINESS

General

Associated Banc-Corp (the "Corporation") is a bank holding company registered pursuant to the Bank Holding Company Act of 1956, as amended (the "Act"). It was incorporated in Wisconsin in 1964 and was inactive until 1969 when permission was received from the Board of Governors of the Federal Reserve System to acquire three banks. Currently, the Corporation owns ten commercial banks located in Illinois, Minnesota, and Wisconsin (the "affiliates") serving their local communities and, measured by total assets held at December 31, 1998, was the third largest commercial bank holding company headquartered in Wisconsin. The Corporation also owns 30 nonbanking subsidiaries located in Arizona, California, Delaware, Illinois, Missouri, Nevada, and Wisconsin.

The Corporation acquired Citizens Bankshares, Inc., and its wholly owned subsidiary, Citizens Bank, National Association, and its wholly owned subsidiaries, CB Investments, Inc. and Wisconsin Finance Corporation, and its wholly owned subsidiary, Citizens Financial Services, Inc., on December 19, 1998. Further, the Corporation consummated the acquisition of Windsor Bancshares, Inc. and its wholly owned subsidiary, Bank Windsor, on February 3, 1999.

Services

The Corporation provides advice and specialized services to its affiliates in banking policy and operations, including auditing, data processing, marketing/advertising, investing, legal/compliance, personnel services, trust services, risk management, facilities management, security, corporate-wide purchasing, treasury, finance, accounting, and other financial services functionally related to banking.

Responsibility for the management of the affiliates remains with their respective Boards of Directors and officers. Services rendered to the affiliates by the Corporation are intended to assist the local management of these affiliates to expand the scope of services offered by them. Bank affiliates of the Corporation at December 31, 1998, provided services through 225 locations in 155 communities.

The Corporation, through its affiliates, provides a complete range of banking services to individuals and small to medium-size businesses. These services include checking, savings, NOW, Super NOW, and money market deposit accounts, business, personal, educational, residential, and commercial mortgage loans, MasterCard, VISA and other consumer-oriented financial services, including IRA and Keogh accounts, safe deposit and night depository facilities. Automated Teller Machines (ATMs), which provide 24-hour banking services to customers of the affiliates, are installed in many locations in the affiliates' service areas. The affiliates are members of an interstate shared ATM network, which allows their customers to perform banking transactions from their checking, savings, or credit card accounts at ATMs in a multi-state environment. Among the services designed specifically to meet the needs of small and medium-size businesses are various types of specialized financing, cash management services, and transfer/collection facilities.

The affiliates provide lending, depository, and related financial services to commercial, industrial, financial, and governmental customers. Term loans, revolving credit arrangements, letters of credit, inventory and accounts receivable financing, real estate construction lending, and international banking services are available.

Lending involves credit risk. Credit risk is controlled and monitored through active asset quality management and the use of lending standards, thorough review of potential borrowers, and active asset quality administration. Active asset quality administration, including early problem loan identification and timely resolution of problems, further ensures appropriate management of credit risk and minimization of loan losses. The allowance for possible loan losses ("AFLL") represents management's estimate of an amount adequate to provide for potential losses inherent in the loan portfolio. Management's evaluation of the adequacy of the AFLL is based on management's ongoing review and grading of the loan portfolio, consideration of past loan loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, current economic conditions, the fair value of underlying collateral, and other factors which could affect potential credit losses, such as Year 2000 issues. Credit risk management is discussed under sections "Loans," "Allowance for Possible Loan Losses," and "Nonperforming Loans, Potential Problem Loans, and Other Real Estate Owned" and under Notes 1 and 6 in the notes to consolidated financial statements.

Additional emphasis is given to noncredit services for commercial customers, such as advice and assistance in the placement of securities, corporate cash management, and financial planning. The affiliates make available check clearing, safekeeping, loan participations, lines of credit, portfolio analyses, and other services to approximately 120 correspondent financial institutions.

Three of the affiliates, a trust company subsidiary, and an investment management subsidiary offer a wide variety of fiduciary, investment management, advisory, and corporate agency services to individuals, corporations, charitable trusts, foundations, and institutional investors. They also administer (as trustee and in other fiduciary and representative capacities) pension, profit sharing and other employee benefit plans, and personal trusts and estates.

Investment subsidiaries provide discount and full-service brokerage services, including the sale of fixed and variable annuities, mutual funds, and securities, to the affiliates' customers and the general public. Insurance subsidiaries provide commercial and individual insurance services, including various life, property, casualty, credit, and mortgage products to the affiliates' customers and the general public. Several investment subsidiaries located in Nevada hold, manage, and trade cash, stocks, and securities transferred from the affiliates and reinvest investment income. A leasing subsidiary provides lease financing for a variety of capital equipment for commerce and industry. An appraisal subsidiary provides real estate appraisals for customers, government agencies, and the general public.

The mortgage banking subsidiaries are involved in the origination, servicing, and warehousing of mortgage loans, and the sale of such loans to investors. The primary focus is on one- to four-family residential and multi-family properties, all of which are generally salable into the secondary mortgage market. The principal mortgage lending areas of these subsidiaries are Wisconsin and Illinois. In addition to real estate loans, the Corporation's affiliates and subsidiaries originate significant volumes of consumer loans, credit card loans, and student loans. Consumer, home equity, and student lending activities are principally conducted in Wisconsin and Illinois, while the credit card base and resulting loans are principally centered in the Midwest. Nearly all long-term, fixed-rate real estate mortgage loans generated are sold in the secondary market and to other financial institutions, with the subsidiaries retaining the servicing of those loans.

The Corporation, its affiliates, and subsidiaries are not dependent upon a single or a few customers, the loss of which would have a material adverse effect on the Corporation. No material portion of the business of the Corporation, its affiliates, or its subsidiaries is seasonal.

Foreign Operations

The Corporation, its affiliates, and subsidiaries do not engage in any operations in foreign countries.

Employees

At December 31, 1998, the Corporation, its affiliates, and subsidiaries, as a group, had 3,965 full-time equivalent employees.

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

Supervision and Regulation

Financial institutions are highly regulated both at the federal and state level. Numerous statutes and regulations presently affect the business of the Corporation, its affiliates, and its subsidiaries. Proposed comprehensive statutory and regulatory changes could have an effect on the Corporation's business.

As a registered bank holding company under the Act, the Corporation and its nonbanking affiliates are regulated and supervised by the Board of Governors of the Federal Reserve System (the "Board"). The affiliates of the Corporation with a national charter are supervised and examined by the Comptroller of the Currency. The affiliates with a state charter are supervised and examined by their respective state banking agency, and either the Board, if such affiliate is a member of the Federal Reserve System, or by the Federal Deposit Insurance Corporation (the "FDIC"), if a nonmember. Currently, all affiliates are non-member banks. The subsidiary thrift of the Corporation was supervised and examined by the Office of Thrift Supervision until it was merged out of existence in November 1998. All affiliates of the Corporation that accept insured deposits are subject to examination by the FDIC.

The activities of the Corporation, and its affiliates and subsidiaries, are limited by the Act to those activities that are banking, or those nonbanking activities that are closely related or incidental to banking. The Corporation is required to act as a source of financial strength to each of its affiliates pursuant to which it may be required to commit financial resources to support such affiliates in circumstances when, absent such requirements, it might not do so. The Act also requires the prior approval of the Board for the Corporation to acquire direct or indirect control of more than five percent of any class of voting shares of any bank or bank holding company. Further restrictions imposed by the Act include capital requirements, restrictions on transactions with affiliates, on issuances of securities, on dividend payments, on inter-affiliate liabilities, on extensions of credit, and on expansion through merger and acquisition.

The federal regulatory authorities have broad authority to enforce the regulatory requirements imposed on the Corporation, its affiliates, and subsidiaries. In particular, the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), and their implementing regulations, carry greater enforcement powers. Under FIRREA, all commonly controlled FDIC insured depository institutions may be held liable for any loss incurred by the FDIC resulting from a failure of, or any assistance given by the FDIC to, any commonly controlled institutions. Pursuant to certain provisions under FDICIA, the federal regulatory agencies have broad powers to take prompt corrective action if a depository institution fails to maintain certain capital levels. Prompt corrective action may include the inability of the Corporation to pay dividends, restrictions in acquisitions or activities, limitations on asset growth, and other restrictions.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 contains provisions which amended the Act to allow an adequately-capitalized and adequately-managed bank holding company to acquire a bank located in another state as of September 29, 1995. Effective June 1, 1997, interstate branching was permitted. The Riegle-Neal Amendments Act of 1997 clarifies the applicability of host state laws to any branch in such state of an out-of-state bank.

The FDIC Board of Directors (the "FDIC Board") voted December 11, 1996, to finalize a rule lowering the rates on assessments paid to the Savings Association Insurance Fund ("SAIF"), effective as of October 1, 1996. As a result of the special assessment required by the Deposit Insurance Funds Act of 1996 ("Funds Act"), the SAIF was capitalized at the target Designated Reserve Ratio ("DRR") of 1.25% of estimated insured deposits on October 1, 1996. The Funds Act required the FDIC to set assessments in order to maintain the target DRR. The FDIC Board has, therefore, lowered the rates on assessments paid to the SAIF, while simultaneously widening the spread between the lowest and highest rates to improve the effectiveness of the FDIC's risk-based premium system. The FDIC Board has also established a process, similar to that which was applied to the Bank Insurance Fund ("BIF"), for adjusting the rate schedules for both the SAIF and the BIF within a limited range, without notice and comment, to maintain each of the fund balances at the target DRR.

The laws and regulations to which the Corporation, its affiliates, and subsidiaries are subject are constantly under review by Congress, the federal regulatory agencies, and the state authorities. These laws and regulations could be changed drastically in the future, which could affect the profitability of the Corporation, its ability to compete effectively, or the composition of the financial services industry in which the Corporation competes.

Government Monetary Policies and Economic Controls

The earnings and growth of the banking industry and the affiliates of the Corporation are affected by the credit policies of monetary authorities, including the Federal Reserve System. An important function of the Federal Reserve System is to regulate the national supply of bank credit in order to combat recession and curb inflationary pressures. Among the instruments of monetary policy used by the Federal Reserve to implement these objectives are open market operations in U.S. government securities, changes in reserve requirements against member bank deposits, and changes in the Federal Reserve discount rate. These means are used in varying combinations to influence overall growth of bank loans, investments, and deposits, and may also affect interest rates charged on loans or paid for deposits. The monetary policies of the Federal Reserve authorities have had a significant effect on the operating results of commercial banks in the past and are expected to continue to have such an effect in the future.

In view of changing conditions in the national economy and in the money markets, as well as the effect of credit policies by monetary and fiscal authorities, including the Federal Reserve System, no prediction can be made as to possible future changes in interest rates, deposit levels, and loan demand, or their effect on the business and earnings of the Corporation and its affiliates.

ITEM 2 PROPERTIES

The Corporation's headquarters were relocated to the Village of Ashwaubenon, Wisconsin, in a leased facility with approximately 30,000 square feet of office space in September 1998. The space is currently subject to a five-year lease with two consecutive five-year extensions.

The affiliates currently occupy 225 offices in 155 different communities within Illinois, Minnesota, and Wisconsin. All affiliate main offices are owned, except Associated Bank Milwaukee, Associated Bank Chicago, and Associated Bank Illinois. The affiliate main offices in downtown Milwaukee, Chicago, and Rockford are located in the lobbies of multi-story office buildings. Most affiliate branch offices are free-standing buildings that provide adequate customer parking, including drive-in facilities of various numbers and types for customer convenience. Some affiliates also have branch offices in various supermarket locations, as well as offices in retirement communities. In addition, the Corporation owns other real property that, when considered in the aggregate, is not material to its financial position.

ITEM 3 LEGAL PROCEEDINGS

There are legal proceedings pending against certain affiliates and subsidiaries of the Corporation which arose in the normal course of their business. Although litigation is subject to many uncertainties and the ultimate exposure with respect to these matters cannot be ascertained, management believes, based upon discussions with counsel, that the Corporation has meritorious defenses, and any ultimate liability would not have a material adverse effect on the consolidated financial position of the Corporation.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Executive Officers of the Corporation

Pursuant to General Instruction G of Form 10-K, the following list is included as an unnumbered item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held April 28, 1999.

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

        Name                Offices and Positions Held         Date of Election
 Harry B. Conlon     Chairman and Chief Executive Officer of    March 1, 1975
 Age: 63             Associated Banc-Corp
                     Prior to October 1998, Chairman,
                     President, and Chief Executive Officer
                     of Associated Banc-Corp
 Robert C. Gallagher President, Chief Operating Officer, and    April 28, 1982
 Age: 60             Director of Associated Banc-Corp
                     Prior to October 1998, Vice Chairman of
                     Associated Banc-Corp; Chairman and
                     Chief Executive Officer of Associated
                     Bank Green Bay (affiliate)
                     Prior to April 1996, Executive Vice
                     President and Director of Associated
                     Banc-Corp; Chairman, President and
                     Chief Executive Officer of Associated
                     Bank Green Bay (affiliate)
 John C. Seramur     Vice Chairman of Associated Banc-Corp     October 27, 1997
 Age: 56
                     From October 1997 to November 1998,
                     Vice Chairman of Associated Banc-Corp;
                     President, Chief Executive Officer, and
                     Director of First Financial Corporation
                     (former affiliate); President, Chief
                     Executive Officer, and Director of
                     First Financial Bank (former affiliate)
                     Prior to October 1997, President, Chief
                     Executive Officer, and Director of
                     First Financial Corporation (former
                     affiliate); President, Chief Executive
                     Officer, and Director of First
                     Financial Bank (former affiliate)
 Brian R. Bodager    Chief Administrative Officer, General      July 22, 1992
 Age: 43             Counsel and Corporate Secretary of
                     Associated Banc-Corp
                     Prior to July 1997, Senior Vice
                     President, General Counsel, and
                     Corporate Secretary of Associated Banc-
                     Corp

         Name              Offices and Positions Held        Date of Election
 Joseph B. Selner     Chief Financial Officer of             January 25, 1978
 Age: 52              Associated Banc-Corp
 Arthur E. Olsen, III General Auditor of Associated Banc-      July 28, 1993
 Age: 47              Corp
 Mary Ann Bamber      Director of Retail Banking of          January 22, 1997
 Age: 48              Associated Banc-Corp From January
                      1996 to January 1997, independent
                      consultant
                      From January 1996 to January 1997,
                      Senior Officer of an Iowa-based bank
                      Prior to January 1996, Senior
                      Officer of a Minnesota-based holding
                      company
 Robert J. Johnson    Director of Human Resources of         January 22, 1997
 Age: 53              Associated Banc-Corp
                      Prior to January 1997, Officer of a
                      Wisconsin manufacturing company
 Donald E. Peters     Director of Systems and Operations     October 27, 1997
 Age: 49              of Associated
                      Banc-Corp
                      From October 1997 to November 1998,
                      Director of Systems and Operations
                      of Associated Banc-Corp; Executive
                      Vice President of First Financial
                      Bank (former affiliate)
                      Prior to October 1997, Executive
                      Vice President of First Financial
                      Corporation (former affiliate);
                      Executive Vice President of First
                      Financial Bank (former affiliate)
 Cindy K. Moon-Mogush Director of Marketing of Associated     April 20, 1998
 Age: 37              Banc-Corp
                      From July 1997 to April 1998, Senior
                      Vice President of a Michigan-based
                      bank holding company

                      From March 1995 to July 1997,
                      Officer of a Michigan-based bank
                      holding company
                      Prior to March 1995, Senior Officer
                      of a Michigan-based financial
                      institution
 David S. Fisher      Treasurer of Associated Banc-Corp        May 18, 1998
 Age: 43
                      Prior to May 18, 1998, Senior Vice
                      President of a Michigan-based bank
                      holding company
 John P. Evans        Chief Executive Officer and Director    August 16, 1993
 Age: 49              of Associated Bank North (affiliate)
 David J. Handy       President, Chief Executive Officer,      May 31, 1991
 Age: 59              and Director of Associated Bank,
                      National Association (affiliate)
 David G. Krill       President, Chief Executive Officer,    November 3, 1997
 Age: 56              and Director of Associated
                      Commercial Mortgage, Inc.
                      Prior to November 1997, Senior Vice
                      President of First Financial Bank
                      (former affiliate)
 Michael B. Mahlik    Executive Vice President, Managing      January 1, 1991
 Age: 46              Trust Officer, and Director of
                      Associated Bank, National
                      Association (affiliate)
 George J. McCarthy   President, Chief Executive Officer,    November 11, 1983
 Age: 48              and Director of Associated Bank
                      Chicago (affiliate)

        Name               Offices and Positions Held         Date of Election
 Mark J. McMullen    Senior Executive Vice President and        June 2, 1981
 Age: 50             Director of Associated Bank Green Bay
                     (affiliate)
                     Prior to July 1996, Executive Vice
                     President and Director of Associated
                     Bank Green Bay (affiliate)
 Randall J. Peterson President, Chief Executive Officer,       August 2, 1982
 Age: 53             and Director of Associated Bank Green
                     Bay (affiliate)
                     From July 1996 to October 1998,
                     President and Director of Associated
                     Bank Green Bay (affiliate)
                     Prior to July 1996, Executive Vice
                     President and Director of Associated
                     Bank Green Bay (affiliate)
 Gary L. Schaefer    President and Director of Associated       March 1, 1995
 Age: 49             Bank South Central (affiliate)
                     Prior to March 1995, Senior Officer of
                     a Wisconsin bank
 Thomas R. Walsh     President, Chief Executive Officer,       January 1, 1994
 Age: 41             and Director of Associated Bank
                     Illinois (affiliate)
                     From January 1994 to November 12,
                     1998, President, Chief Executive
                     Officer, and Director of Associated
                     Bank Lakeshore (affiliate)
                     From September 1992 to January 1994,
                     Senior Officer of Associated Bank
                     Lakeshore (affiliate)
 Gordon J. Weber     President, Chief Executive Officer,      December 15, 1993
 Age: 51             and Director of Associated Bank
                     Milwaukee (affiliate);
                     Director of Associated Bank South
                     Central (affiliate)
                     Prior to December 15, 1993, President,
                     Chief Executive Officer and Director
                     of Associated Bank Lakeshore
                     (affiliate)
 Scott A. Yeoman     President, Chief Executive Officer,       October 1, 1994
 Age: 41             and Director of Associated Bank
                     Lakeshore (affiliate)
                     From October 1, 1994, to September 15,
                     1998, Senior Vice President of
                     Associated Bank Lakeshore (affiliate)
                     Prior to October 1, 1994, Vice
                     President of an Illinois-based bank

                                    PART II

 ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information in response to this item is incorporated by reference to the table "Market Information" on Page 71 and the discussion of dividend restrictions in
Note 12 "Stockholders' Equity" of the notes to consolidated financial statements included under Item 8 of this document. The Corporation's common stock is currently being traded on The Nasdaq Stock Market under the symbol ASBC.

The approximate number of equity security holders of record of common stock, $.01 par value, as of March 1, 1999, was 10,400. Certain of the Corporation's shares are held in "nominee" or "street" name and, accordingly, the number of beneficial owners of such shares is not known nor included in the foregoing number.

Payment of future dividends is within the discretion of the Corporation's Board of Directors and will depend, among other factors, on earnings, capital requirements, and the operating and financial condition of the Corporation. At the present time, the Corporation expects that dividends will continue to be paid in the future.

ITEM 6 SELECTED FINANCIAL DATA

TABLE 1: EARNINGS SUMMARY AND SELECTED FINANCIAL DATA(1)
($ in thousands, except per share data)

                                         %
                                       Change                                                                   5-Year
                                        1997                                                                   Compound
                                         to                                                                     Growth
Years ended December 31,     1998       1998        1997         1996         1995        1994        1993       Rate
-----------------------------------------------------------------------------------------------------------------------
Interest income           $   785,765   (0.3)%   $   787,919  $   731,763  $  696,858  $  613,725  $  586,567     6.0%
Interest expense              411,028   (0.1)        411,637      375,922     360,499     292,735     287,587     7.4
                          ------------------------------------------------------------------------------------------
Net interest income           374,737   (0.4)        376,282      355,841     336,359     320,990     298,980     4.6
Provision for possible
 loan losses                   14,740  (53.5)         31,668       13,695      14,029       9,035      16,441    (2.2)
                          ------------------------------------------------------------------------------------------
 Net interest income
  after provision for
  possible loan losses        359,997    4.5         344,614      342,146     322,330     311,955     282,539     5.0
                          ------------------------------------------------------------------------------------------
Noninterest income            167,951   76.2          95,302      116,274     104,989      84,155      95,713    11.9
Noninterest expense           294,985   (8.9)        323,648      293,231     252,927     245,310     240,318     4.2
                          ------------------------------------------------------------------------------------------
 Net noninterest expense      127,034  (44.4)        228,346      176,957     147,938     161,155     144,605    (2.6)
                          ------------------------------------------------------------------------------------------
Income before income
 taxes and extraordinary
 item/cumulative effect
 of an accounting change      232,963  100.4         116,268      165,189     174,392     150,800     137,934    11.1
Income tax expense             75,943   18.8          63,909       57,487      62,381      54,203      49,311     9.0
Extraordinary item                 --     --             N/M         (686)         --          --          --     N/M
                          ------------------------------------------------------------------------------------------
NET INCOME                $   157,020  199.9%    $    52,359  $   107,016  $  112,011  $   96,597  $   88,623    12.1%
                          ==========================================================================================
Basic earnings per
 share(2)
 Income before
  extraordinary item      $      2.49  198.7%    $      0.83  $      1.70  $     1.82  $     1.59  $     1.50    10.6%
 Net income                      2.49  198.7            0.83         1.69        1.82        1.59        1.50    10.6
Diluted earnings per
 share(2)
 Income before
  extraordinary item             2.46  200.6            0.82         1.67        1.79        1.55        1.44    11.3
 Net income                      2.46  200.6            0.82         1.66        1.79        1.55        1.44    11.3
Cash dividends per
 share(2)                        1.04   17.4            0.89         0.76        0.65        0.57        0.50    15.8
Weighted average shares
 outstanding
 Basic                         63,125    0.4          62,884       63,205      61,386      60,747      59,005     1.4
 Diluted                       63,789   (0.2)         63,935       64,380      62,473      62,144      61,518     0.7
SELECTED FINANCIAL DATA
Year-End Balances:
Loans (including loans
 held for sale)           $ 7,437,867    3.5%    $ 7,186,551  $ 6,697,404  $6,418,683  $5,995,964  $5,380,082     6.7%
Allowance for possible
 loan losses                   99,677    7.5          92,731       71,767      68,560      65,774      63,415     9.5
Investment securities       2,907,735   (1.1)      2,940,218    2,753,938   2,266,895   2,499,380   2,433,963     3.6
Assets                     11,250,667    5.2      10,690,442   10,120,413   9,393,609   9,130,522   8,448,468     5.9
Deposits                    8,557,819    1.9       8,395,277    7,959,240   7,570,201   7,334,240   7,063,481     3.9
Long-term borrowings           26,004   70.3          15,270       33,329      36,907      94,537     250,402   (36.4)
Stockholders' equity          878,721    8.0         813,692      803,562     725,211     626,591     560,722     9.4
Stockholders' equity per
 share(2)                       13.97    8.1           12.92        12.81       11.75       10.27        9.43     8.2
                          ------------------------------------------------------------------------------------------
Average Balances:
Loans (including loans
 held for sale)           $ 7,255,850    4.3%    $ 6,959,018  $ 6,583,572  $6,157,655  $5,636,601  $5,136,319     7.2%
Investment securities       2,737,556   (5.8)      2,905,921    2,523,757   2,421,379   2,536,133   2,444,255     2.3
Assets                     10,628,695    2.3      10,391,718    9,640,471   9,123,981   8,737,231   8,228,145     5.3
Deposits                    8,430,701    3.8       8,121,945    7,778,177   7,409,409   7,191,053   6,927,867     4.0
Stockholders' equity          856,425    2.0         839,859      775,180     674,368     596,365     511,737    10.8
                          ------------------------------------------------------------------------------------------
Financial Ratios:
Return on average
 equity(3)                      18.33%   140 bp        16.93%       16.64%      17.21%      16.20%      17.32%
Return on average
 assets(3)                       1.48     11            1.37         1.35        1.27        1.11        1.08
Net interest margin,
 tax-equivalent                  3.79     (7)           3.86         3.95        3.95        3.93        3.91
Average equity to
 average assets                  8.06     (2)           8.08         8.04        7.39        6.83        6.22
Dividend payout
 ratio(3)(4)                    41.93    255           39.38        37.07       35.71       35.85       33.33
                          ==========================================================================================

(1) All financial data adjusted retroactively for certain acquisitions accounted for using the pooling-of-interests method.
(2) Per share data adjusted retroactively for stock splits and stock dividends.
(3) Ratio is based upon income prior to merger integration and other one-time charges or extraordinary items.
(4) Ratio is based upon basic earnings per share.
N/M = not meaningful

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is management's analysis to assist in the understanding and evaluation of the consolidated financial condition and results of operations of the Corporation. It should be read in conjunction with the consolidated financial statements and footnotes and the selected financial data presented elsewhere in this report.

The financial discussion that follows refers to the impact of the Corporation's business combination activity, detailed under the section, "Business Combinations," and Note 2 of the notes to consolidated financial statements. In particular, in October 1997 the Corporation merged with First Financial Corporation ("FFC"), the parent company of a $6.0 billion federally chartered thrift ("First Financial Bank" or "FFB"). The transaction was accounted for as a pooling-of-interests, and thus, all consolidated financial data was restated as though the entities had been combined for the periods presented.

In addition, the following discussion focuses on "operating earnings." To arrive at operating earnings, reported results of 1997 and 1996 were adjusted by the following (no adjustments were made for 1998):

  . 1997 operating earnings exclude the merger, integration, and other one-time charges ("merger-related charges") recorded by the Corporation in conjunction with the merger of FFC of $103.7 million, or $89.8 million after tax. This pre-tax charge includes a $35.3 million adjustment to securities for other than temporary impairment, $16.8 million of conforming provision for loan losses, and $51.6 million of merger, integration, and other one-time charges. These charges reduced basic earnings per share by $1.43 and diluted earnings per share by $1.41. See
     Note 3 of the notes to consolidated financial statements for additional detail.

  . 1996 operating earnings exclude a one-time pre-tax charge of $28.8 million associated with the recapitalization of the Savings Association Insurance Fund ("SAIF"), a one-time pre-tax charge of $4.2 million related to a change in accounting for the amortization of goodwill and other intangible assets, and an extraordinary after-tax charge of $686,000 related to early redemption costs on subordinated notes (all recorded at FFC). These charges, $22.7 million after-tax, reduced basic earnings per share by $0.35 and diluted earnings per share by $0.34. See also Note 3 of the notes to consolidated financial statements.

Performance ratios for these periods are also calculated excluding these items.

All per share information has been restated to reflect the 5-for-4 stock split declared April 22, 1998, effected as a 25% stock dividend paid on June 12, 1998, to shareholders of record at the close of business on June 1, 1998.

Performance Summary

The Corporation recorded net income of $157.0 million for the year ended December 31, 1998, an increase of $14.8 million or 10.4% over the operating net income of $142.2 million earned in 1997. Basic earnings per share were $2.49, a 10.2% increase over 1997 basic operating earnings per share of $2.26. Earnings per diluted share were $2.46, a 10.8% increase over 1997 diluted operating earnings per share of $2.22. Return on average assets and return on average equity were 1.48% and 18.33% for 1998, compared to 1.37% and 16.93%, respectively, for 1997. Key factors behind these results were:

  . Taxable equivalent net interest income decreased by $519,000 between the annual periods. The interest rate environment, affected by a flattening yield curve, negatively impacted net interest income. Growth in earning asset volume, and changes in mix toward higher yielding loans and toward lower rate funding, countered the negative impact from the flattening yield curve.

  . Provision for loan losses was essentially unchanged at $14.7 million for 1998, decreasing $128,000 from the $14.9 million (excluding the merger-related charge) in 1997. Net charge-offs were also unchanged at $11.4 million, or .16% of average loans, for both 1998 and 1997. The allowance for possible loan losses to loans increased to 1.37% from 1.31% at December 31, 1998 and 1997, respectively.

  . Noninterest income was a strong contributor to earnings, increasing $37.4 million or 28.6% over 1997. Excluding securities gains, noninterest income increased $33.0 million or 25.8%. Mortgage banking revenues, trust fees, credit card and related fees, and gains on asset sales accounted for the majority of the increase.

  . Noninterest expense increased $23.0 million, or 8.4% over 1997. Personnel expense accounts for 62% of this increase up $14.2 million over 1997. Mortgage servicing rights amortization and professional fees are accountable for $11.5 million of increase, offset partially by decreases in various other categories, particularly business development and advertising.

Cash dividends paid in 1998 increased by 17.4% to $1.04 per share over the $0.89 per share paid in 1997.

Business Combinations

The Corporation's business combination activity is summarized in Note 2 of the notes to consolidated financial statements.

On December 19, 1998, the Corporation completed its acquisition of Citizens Bankshares, Inc. ("Citizens"), which had $161 million in assets, and operated Citizens Bank and two consumer finance companies. The merger, accounted for as a purchase, was consummated through the issuance of 448,571 shares of common stock and $16.2 million in cash. The purchase price exceeded the fair value of net assets acquired, resulting in the recording of $11.9 million of goodwill. At December 31, 1998, Citizens Bank and the consumer finance companies continue operations as wholly-owned subsidiaries of the Corporation. In the second quarter of 1999, the Corporation anticipates merging Citizens Bank into its existing banks.

On October 29, 1997, the Corporation merged with the $6.0 billion FFC, which had over 125 bank branches throughout Wisconsin and Illinois. FFC's retail product mix had a concentration of real-estate mortgage products (both traditional mortgage products and home equity loans), credit card and student loans funded primarily with retail interest-bearing deposits. The 1997 merger was consummated through the issuance of 34.8 million shares of common stock and was accounted for as a pooling of interests. Thus, all consolidated financial information was restated as if the transaction had been effected as of the beginning of the earliest reporting period. FFB operated as a thrift subsidiary of the Corporation until fourth quarter 1998. On November 12, 1998, the Corporation completed the conversion of FFB systems and the distribution of FFB assets into its various affiliates.

On February 21, 1997, the Corporation completed its merger with Centra Financial, Inc., which had assets of approximately $76 million. The transaction was consummated through the issuance of 517,956 shares of common stock and was accounted for as a pooling of interests. However, the transaction was not material to prior years' reported results, and accordingly, previously reported results were not restated.

During 1996, the Corporation acquired $457 million in assets through four acquisition transactions. Three were accounted for using the pooling-of interests method. Goodwill of $1.9 million was recorded on the fourth transaction, accounted for under the purchase method.

Subsequent Combination

On February 3, 1999, the Corporation consummated the acquisition of Windsor Bancshares, Inc. ("Windsor"), a Minnesota bank holding company. Windsor's principal subsidiary is Bank Windsor, which operates offices in the Minnesota communities of Minneapolis, Nerstrand, Sleepy Eye and Chisholm. At December 31, 1998, Windsor had total consolidated assets of approximately $178 million. The transaction was consummated through the issuance of 799,961 shares of common stock and was accounted for under the purchase method. It is not reflected in the accompanying consolidated financial statements.

INCOME STATEMENT ANALYSIS

Net Interest Income

Net interest income continues to be the largest component of the Corporation's operating income (net interest income plus noninterest income), accounting for 69.1% of 1998 total operating income, compared to 74.2% in 1997. The decline in this relationship was a combination of the lower net interest income as further discussed below, and the increase in noninterest income (discussed under "Noninterest Income").

Net interest income represents the difference between interest earned on loans, securities and other interest-earning assets, and the interest expense associated with the deposits and borrowings that fund them. Interest rate fluctuations together with changes in volume and types of earning assets and interest-bearing liabilities combine to affect total net interest income. The remainder of this analysis discusses net interest income on a fully taxable equivalent ("FTE") basis in order to provide comparability among the types of interest earned. See also Tables 2 through 5 for additional information related to net interest income and the net interest margin.

FTE net interest income was $381.4 million in 1998, down $519,000 from the $382.0 million level in 1997. The interest rate environment, affected by a flattening yield curve, and competitive pricing pressure negatively impacted net interest income by $12.6 million. Growth in earning asset volume, and changes in mix toward higher yielding loans and toward lower rate funding countered the negative impact from the yield curve shift with a $12.1 million increase to FTE net interest income.

The yield curve change and the low interest rate environment of residential mortgage lending were factors causing prepayments of mortgage loans to accelerate significantly during 1998. This accumulation of funds was invested at lower yields than the assets that were prepaid. Thus, rates decreased interest earned from earning assets by $16.9 million (mostly in loans, with a $15.2 million decrease), while moderately decreasing interest paid on interest-bearing liabilities ("IBLs") by $4.3 million, for a net $12.6 million decrease to net interest income.

Volumes and changes in mix offset most of the impact from the interest rate environment and competitive pricing changes. Earning asset volume increased $166 million, the mix of earning assets shifted towards higher yielding loans (average loans growing to represent 72.11% of average earning assets for 1998 versus 70.32% for 1997), IBLs volume increased $96 million, and the mix of IBLs shifted towards lower rate deposits (average interest-bearing deposits growing to represent 86.29% of average IBLs for 1998 compared to 84.88% for
1997). Thus, the growth and composition of earning assets contributed an increase of $15.8 million to FTE net interest income, while the growth of IBLs cost an additional $3.7 million, for a net $12.1 million increase to net interest income.

The net interest margin, net taxable equivalent interest income divided by average interest-earning assets, was 3.79% for 1998, a 7 basis point decline from 3.86% in 1997. The interest spread, or difference between the yield on earning assets and the rate on IBLs, decreased 9 basis points to 3.20% for 1998, offset by a 2 basis point larger contribution from net free funds. The yield on earning assets decreased 14 basis points to 7.88%, while the rate on IBLs decreased 5 basis points to 4.68% for 1998. The sensitivity of the asset mix to the flattening of the yield curve described above was larger than the benefit received from the re-pricing of liabilities. The larger contribution from net free funds resulted primarily from a $69 million increase in average balance. Combined, these factors decreased the net interest margin by 7 basis points in 1998.

Loans are the largest component of earning assets. On average, loans grew $297 million, or 4.3%, to $7.3 billion for 1998, and represented 72.11% of earning assets, compared to 70.32% for 1997. A change in the total yield on the loan portfolio generally will have the largest impact on net interest income. The yield on total loans decreased by 21 basis points to 8.32%, after decreasing 5 basis points in 1997 versus 1996. This was strongly impacted by the high prepayment activity seen in mortgages during 1998, competitive pricing pressure on new loans, and the impact of the flattening yield curve on the yields of new loan production.

Deposits are the largest component of IBLs. On average, total deposits grew $309 million, or 3.8%, to $8.4 billion. Interest-bearing deposits on average grew $206 million to $7.6 billion for 1998, and represented 86.29% of IBLs, compared to 84.88% for 1997. The deposit growth allowed a lower dependence on costlier wholesale funding. The cost of interest-bearing deposits was down 2 basis points to 4.55% for 1998, compared to 4.57% for 1997. The cost of wholesale funding was down 19 basis points to 5.45% for 1998. Thus, the total cost of funds decreased 5 basis points to 4.68% for 1998. The growth of net free funds (the difference between earning assets and interest-bearing liabilities, or the amount of funding that does not have a specific interest cost associated with them), and the subsequent contribution from these funds, also increased in 1998. Combined, these factors helped to offset the decline in the interest rate spread.

TABLE 2: Average Balances and Interest Rates (Income and rates on a tax-equivalent basis)

                                                       Years Ended December 31,
                         -------------------------------------------------------------------------------------
                                     1998                          1997                         1996
                         -------------------------------------------------------------------------------------
                           Average             Average   Average             Average  Average             Average
                           Balance    Interest  Rate     Balance    Interest  Rate    Balance    Interest  Rate
                         -------------------------------------------------------------------------------------
                                                           ($ in Thousands)
ASSETS
Earning assets:
Loans, net of unearned
income(1)(2)(3)          $ 7,255,850  $603,423  8.32%  $ 6,959,018  $593,660  8.53%  $6,583,572  $565,141  8.58%
Investment securities:
 Taxable                   2,500,470   168,623  6.74     2,725,539   184,330  6.76    2,345,489   157,070  6.70
 Tax exempt(1)               237,086    16,941  7.15       180,382    13,826  7.66      178,268    13,219  7.42
Interest-bearing
deposits in other
financial institutions        31,283     1,679  5.37        15,347       779  5.08        5,630       437  7.77
Federal funds sold and
securities purchased
under agreements to
resell                        37,493     1,800  4.80        16,238       999  6.16       21,750     1,267  5.82
                         -------------------------------------------------------------------------------------
Total earning assets     $10,062,182  $792,466  7.88%  $ 9,896,524  $793,594  8.02%  $9,134,709  $737,134  8.07%
                         -------------------------------------------------------------------------------------
Allowance for possible
loan losses                  (92,175)                      (73,748)                     (72,168)
Cash and due from banks      246,596                       229,006                      245,948
Other assets                 412,092                       339,936                      331,982
                         -------------------------------------------------------------------------------------
Total Assets             $10,628,695                   $10,391,718                   $9,640,471
                         =====================================================================================
LIABILITIES AND
STOCKHOLDERS' EQUITY
Interest-bearing
liabilities:
 Savings deposits        $ 1,011,947  $ 21,640  2.14%  $ 1,073,244  $ 24,396  2.27%  $1,121,531  $ 27,501  2.45%
 NOW deposits                724,570    10,463  1.44       712,458    11,905  1.67      673,106    11,397  1.69
 Money market deposits     1,095,739    42,351  3.87       902,186    34,054  3.77      799,795    28,229  3.53
 Time deposits             4,753,959   270,938  5.70     4,692,333   267,088  5.69    4,486,355   253,788  5.66
Total interest-bearing
deposits                   7,586,215   345,392  4.55     7,380,221   337,443  4.57    7,080,787   320,915  4.53
Federal funds purchased
and securities sold
under agreements to
repurchase                   517,344    26,174  5.06       538,097    29,046  5.40      444,676    22,976  5.17
Other short-term
borrowings                   660,761    37,600  5.69       749,803    43,463  5.80      484,266    29,207  6.03
Long-term borrowings          27,055     1,862  6.88        26,929     1,685  6.26       44,799     2,824  6.30
                         -------------------------------------------------------------------------------------
Total interest-bearing
liabilities              $ 8,791,375  $411,028  4.68%  $ 8,695,050  $411,637  4.73%  $8,054,528  $375,922  4.67%
                         -------------------------------------------------------------------------------------
Demand deposits              844,486                       741,724                      697,390
Accrued expenses and
other liabilities            136,409                       115,085                      113,373
Stockholders' equity         856,425                       839,859                      775,180
                         -------------------------------------------------------------------------------------
Total liabilities and
stockholders' equity     $10,628,695                   $10,391,718                   $9,640,471
                         =====================================================================================
Net interest income and
rate spread(1)                        $381,438  3.20%               $381,957  3.29%              $361,212  3.40%
                         =====================================================================================
Net yield on earning
assets(1)                                       3.79%                         3.86%                        3.95%
                         =====================================================================================

(1) The yield on tax exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.
(2) Nonaccrual loans have been included in the average balances.
(3) Interest income includes net loan fees.

TABLE 3: Rate/Volume Analysis(1)

                            1998 Compared to 1997         1997 Compared to 1996
                         Increase (Decrease) Due to     Increase (Decrease) Due to
                         -----------------------------------------------------------
                          Volume     Rate       Net      Volume     Rate      Net
                         -----------------------------------------------------------
                                             (In Thousands)
Interest income:
Loans, net of unearned
income(2)                $ 24,921  $ (15,158) $  9,763  $ 32,049  $ (3,530) $ 28,519
Investment securities:
 Taxable                  (15,178)      (529)  (15,707)   25,689     1,571    27,260
 Tax-exempt(2)              4,104       (989)    3,115       158       449       607
Interest-bearing
 deposits in other
 financial institutions       853         47       900       537      (195)      342
Federal funds sold and
 securities purchased
 under agreements to
 resell                     1,062       (261)      801      (336)       68      (268)
                                     ------------------------------------------------
Total earning assets(2)  $ 15,762  $ (16,890) $ (1,128) $ 58,097  $ (1,637) $ 56,460
                                     ------------------------------------------------
Interest expense:
 Savings deposits        $ (1,353) $  (1,403) $ (2,756) $ (1,152) $ (1,953) $ (3,105)
 NOW deposits                 199     (1,641)   (1,442)      659      (151)      508
 Money market deposits      7,464        833     8,297     3,777     2,048     5,825
 Time deposits              3,511        339     3,850    11,716     1,584    13,300
 Total interest-bearing
  deposits                  9,821     (1,872)    7,949    15,000     1,528    16,528
Federal funds purchased
 and securities sold
 under agreements to
 repurchase                (1,094)    (1,778)   (2,872)    5,005     1,065     6,070
Other short-term
 borrowings                (5,079)      (784)   (5,863)   15,434    (1,178)   14,256
Long-term borrowings            8        169       177    (1,118)      (21)   (1,139)
                                     ------------------------------------------------
Total interest-bearing
 liabilities             $  3,656  $  (4,265) $   (609) $ 34,321  $  1,394  $ 35,715
                                     ------------------------------------------------
Net interest income(2)   $ 12,106  $ (12,625) $   (519) $ 23,776  $ (3,031) $ 20,745

                                     ------------------------------------------
                                     ------------------------------------------
(1) The change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.
(2) The yield on tax-exempt loans and securities is computed on an FTE basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.

TABLE 4: Interest Rate Spread and Interest Margin (on a tax-equivalent basis)

                                        1998 Average              1997 Average              1996 Average
                                  ----------------------------------------------------------------------------
                                               % of                      % of                      % of
                                              Earning                   Earning                   Earning
                                    Balance   Assets  Rate    Balance   Assets  Rate    Balance   Assets  Rate
                                  ----------------------------------------------------------------------------
                                                              ($ in Thousands)
Earning assets                    $10,062,182  100.0% 7.88%  $9,896,524  100.0% 8.02%  $9,134,709  100.0% 8.07%
                    -----------------------------------------------------------
Financed by:
 Interest-bearing funds           $ 8,791,375   87.4% 4.68%  $8,695,050   87.9% 4.73%  $8,054,528   88.2% 4.67%
 Noninterest-bearing funds        $ 1,270,807   12.6%        $1,201,474   12.1%        $1,080,181   11.8%
                    -----------------------------------------------------------
Total funds sources               $10,062,182  100.0% 4.09%  $9,896,524  100.0% 4.16%  $9,134,709    100% 4.12%
                    -----------------------------------------------------------
                    -----------------------------------------------------------
Interest rate spread                                  3.20%                     3.29%                     3.40%
Contribution from net free funds                       .59%                      .57%                      .55%
Net interest margin                                   3.79%                     3.86%                     3.95%
                    -----------------------------------------------------------
                    -----------------------------------------------------------
Average prime rate*                                   8.35%                     8.44%                     8.27%
Average fed funds rate*                               5.36%                     5.46%                     5.30%
Average spread                                         299BP                     298BP                     297BP

                    -----------------------------------------------------------
                    -----------------------------------------------------------
*Source: Bloomberg

TABLE 5: Selected Average Balances

                                                                                   Percent 1998 as % of 1997 as % of
                                                              1998        1997     Change  Total Assets Total Assets
                                                           --------------------------------------------------
                                                                               ($ in Thousands)
ASSETS
Loans, net of unearned income                              $ 7,255,850 $ 6,959,018    4.3%     68.3%        67.0%
Investment securities
 Taxable                                                     2,500,470   2,725,539   (8.3)     23.5         26.2
 Tax-exempt                                                    237,086     180,382   31.4       2.2          1.7
Interest-bearing deposits in other financial institutions       31,283      15,347  103.8       0.3          0.1
Federal funds sold and securities purchased under
 agreements to resell                                           37,493      16,238  130.9       0.4          0.2
                                                           --------------------------------------------------
Total earning assets                                        10,062,182   9,896,524    1.7      94.7         95.2
Other assets                                                   566,513     495,194   14.4       5.3          4.8
                                                           --------------------------------------------------
Total assets                                               $10,628,695 $10,391,718    2.3%    100.0%       100.0%
                                                           --------------------------------------------------
                                                           --------------------------------------------------
LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing deposits                                  $ 7,586,215 $ 7,380,221    2.8%     71.4%        71.0%
Short-term borrowings                                        1,178,105   1,287,900   (8.5)     11.1         12.4
Long-term borrowings                                            27,055      26,929    0.5       0.2          0.3
                                                           --------------------------------------------------
Total interest-bearing liabilities                           8,791,375   8,695,050    1.1      82.7         83.7
Demand deposits                                                844,486     741,724   13.9       7.9          7.1
Accrued expenses and other liabilities                         136,409     115,085   18.5       1.3          1.1
Stockholders' equity                                           856,425     839,859    2.0       8.1          8.1
                                                           --------------------------------------------------
Total liabilities and stockholders' equity                 $10,628,695 $10,391,718    2.3%    100.0%       100.0%
                                                           --------------------------------------------------
                                                           --------------------------------------------------

As the largest component of operating income, improvements in the growth of net interest income are important to the Corporation's earnings performance. Growth in the Corporation's net interest income has historically been the result of growth in the volume of earning assets. Given the 1997 merger with FFC, the Corporation's balance sheet has higher reliance on mortgage-related products (loans and mortgage-related securities), which has increased the importance of managing interest rate risk, particularly in the rate environment experienced during 1998. The Corporation uses certain modeling and analysis techniques to manage net interest income and the related interest rate risk position (See sections "Interest Rate Risk" and "Quantitative and Qualitative Disclosures about Market Risk"). The Corporation seeks to meet the needs of its customers, yet provide for stability in net interest income in the event of significant interest rate changes.

Provision for Possible Loan Losses

The provision for possible loan losses ("PFLL") in 1998 was $14.7 million. In comparison, the PFLL for 1997 was $14.9 million, excluding the $16.8 million additional provision to conform FFC with the policies, practices, and procedures of the Corporation, and $13.7 million in 1996. The PFLL is a function of the methodology used to determine the adequacy of the allowance for loan losses. The ratio of allowance for possible loan losses to total loans was 1.37%, up from 1.31% and 1.08% at December 31, 1997 and 1996, respectively. See additional discussion under section, "Allowance for Possible Loan Losses."

Noninterest Income

Noninterest income ("NII") was a strong contributor to earnings, at $168.0 million for 1998, increasing $37.4 million or 28.6% over operating NII of $130.6 million for 1997. NII as a percent of operating income grew to 30.9% for 1998, compared to 25.8% for 1997. The growth in this relationship was affected particularly by the increase in mortgage banking revenues and gains on asset sales, and the decline in net interest income, as previously discussed under "Net Interest Income." Excluding securities gains, operating noninterest income increased $33.0 million or 25.8%. Trust fees, mortgage banking revenues, credit card and related fees, and gains on asset sales accounted for the majority of the increase.

TABLE 6: Noninterest Income

                                                                % Change
                                                               From Prior
                                   Years Ended December 31,       Year
                                   ----------------------------------------
                                     1998    1997      1996    1998   1997
                                   -------- -------  --------  -----  -----
                                             ($ in Thousands)
Trust service fees                 $ 33,328 $28,764  $ 25,185   15.9%  14.2%
Service charges on deposit
 accounts                            27,464  27,909    26,004   (1.6)   7.3
Mortgage banking income              46,128  25,709    23,873   79.4    7.7
Credit card and other nondeposit
 fees                                17,514  15,728    13,931   11.4   12.9
Retail commission income             14,823  15,444    12,734   (4.0)  21.3
Asset sale gains, net                 7,166     852    12,520  741.1    N/M
Other                                14,697  13,672    12,705    7.5    7.6
                                   ----------------------------------------
Total, excluding securities gains   161,120 128,078   126,952   25.8    0.9
Investment securities gains
 (losses), net (operating)            6,831   2,514   (10,678) 171.7    N/M
Merger, integration, and other
 one-time charges                        -- (35,290)       --    N/M    N/M
                                   ----------------------------------------
 Total noninterest income          $167,951 $95,302  $116,274   76.2% (18.0)%
                                   ========================================

N/M=not meaningful

Trust service fees for 1998 were $33.3 million, a $4.6 million or 15.9% increase over last year. The increase is a function of continued improvement in trust business volume and growth in assets under management. Trust assets under management totaled $4.9 billion and $4.0 billion at December 31, 1998 and 1997, respectively.

While the prepayment of mortgages and the rate environment had negative impacts on net interest income as previously described, the volume of mortgage activity positively impacted other income from mortgage activity. Mortgage banking income is comprised of mainly fees related to servicing mortgage loans, residential loan origination fees, underwriting fees, escrow waiver fees, and the gain or loss on sale of mortgage loans to the secondary market. Mortgage banking income was $46.1 million for 1998, an increase of $20.4 million or 79.4% over 1997, resulting from high production levels. Mortgage loan production for resale was $2.2 billion in 1998, compared to $1.1 billion in 1997. Servicing revenue increased by $1.7 million to $15.8 million for 1998. The increase in servicing revenue reflects the Corporation's growing servicing portfolio, as 1-4 family residential loans serviced for others increased to $5.2 billion, up from $5.0 billion at year-end 1997. Other volume-related fees were also up, with underwriting fees increasing $1.9 million, origination fees increasing $978,000, and escrow waiver fees increasing $442,000. Net gains on sales of mortgage loans accounted for the majority of the increase, growing $15.4 million over 1997. See also Note 7 of the notes to consolidated financial statements.

Credit card and other nondeposit fees were $17.5 million for 1998, an increase of $1.8 million or 11.4% over 1997. Credit cards accounted for $1.2 million of the increase. Asset sale gains increased $6.3 million over last year, with a $2.8 million gain on the sale of a branch building in Illinois, and a $3.0 million gain on the sale of an affinity credit card portfolio.

Investment securities gains for 1998 were $6.8 million, up from $2.5 million in operating investment gains for 1997. In the fourth quarter of 1997, the Corporation hedged certain agency issued zero-coupon bonds held by FFB by executing various interest rate futures contracts. In the first quarter of 1998, these contracts were closed and the zero coupon bonds were sold. As a result, a net gain of $5.1 million was recognized. See also the discussion under "Interest Rate Risk" and Note 5 of the notes to consolidated financial statements.

The Corporation made a $100 million investment in bank-owned life insurance in October 1998 which contributed $1.2 million to 1998 NII, and is included in other NII. Despite increases in deposit balances, service charges on deposits decreased $445,000 and retail commission income (which includes commissions from insurance product sales, equity brokerage product sales, and the sale of annuities ) was down $621,000.

The merger, integration, and other one-time charges consist of writedowns taken to record other than temporary impairment of value of securities. Concurrent with the 1997 consummation of the FFC merger, the Corporation transferred all nonagency mortgage-related securities and an agency security, with a combined amortized cost of $251.9 million, from securities HTM to securities AFS. These mortgage-related securities were transferred to maintain the existing interest rate risk position and credit risk policy of the Corporation.

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

Additionally, the Corporation recorded a $2.8 million pre-tax charge on other nonagency mortgage-related securities that were transferred to securities AFS, with an amortized cost of $18.9 million, to reflect an other than temporary impairment of value in the fourth quarter of 1997. These securities were subsequently sold with no additional loss in January 1998.

Noninterest Expense

Total noninterest expense ("NIE") for 1998 was $295.0 million, a $23.0 million or 8.4% increase over 1997 operating NIE (excluding merger, integration, and other one-time charges). Personnel expense accounts for 62% of this increase, up $14.2 million over 1997. Mortgage servicing rights ("MSRs") amortization and professional fees are accountable for $9.7 million of the increase, offset partially by decreases in various other categories, particularly business development and advertising.

TABLE 7: Noninterest Expense

                                                                  % Change
                                                                 From Prior
                                       Years Ended December 31,     Year
                                      ----------------------------------------
                                        1998     1997     1996   1998    1997
                                      -------- -------- -------- -----   -----
                                                 ($ in Thousands)
Salaries and employee benefits        $148,490 $134,319 $126,696  10.6%    6.0%
Occupancy                               20,205   20,296   19,563  (0.4)    3.8
Equipment                               13,250   12,600   12,033   5.2     4.7
Data processing                         18,714   16,928   15,907  10.6     6.4
Business development and advertising    13,177   15,936   14,754 (17.3)    8.0
Stationery and supplies                  6,858    5,532    5,030  24.0    10.0
FDIC expense                             3,267    3,284    9,675  (0.5)  (66.1)
Professional fees                        9,709    6,294    5,246  54.3    20.0
Other                                   61,315   56,837   51,322   7.9    10.7
                                      ----------------------------------------
Total noninterest expense
 (operating)                           294,985  272,026  260,226   8.4     4.5
Merger, integration, and other one-
 time charges                               --   51,622   33,005   N/M     N/M
                                      ----------------------------------------
 Total noninterest expense            $294,985 $323,648 $293,231  (8.9)%  10.4%
                                      ========================================

N/M=not meaningful

Salaries and employee benefits increased $14.2 million or 10.6% compared to 1997. This category continues to be the largest component of NIE, representing 50.3%, 49.4%, and 48.7% of operating expenses in 1998, 1997, and 1996, respectively. The increase in 1998 was comprised of higher salary expenses of $11.8 million and higher fringe benefit costs of $2.4 million. The increase in salary expense reflects base merit pay increases, variable pay increases (commissions/incentives), transitional overlapping positions as support functions were being centralized, and new positions added. The fringe benefit increase is attributable to FICA taxes, pension and profit sharing expenses. These fringe benefit increases were a result of higher levels of base compensation. Full-time equivalent employees at December 31, 1998 were 3,965 compared to 3,679 at December 31, 1997, of which 130 were from the acquisition of Citizens. As the Corporation continues to expand to take advantage of business opportunities and the related revenues, management will continue to review its significant investment in salaries and employee benefit expenses.

Professional fees were up $3.4 million primarily in due to Year 2000 efforts and consulting assistance with the FFB conversion. MSRs amortization, included in other expense, increased $6.3 million over 1997, a function of MSR valuation in a high prepayment environment, and of the volume of mortgage production and secondary market activity. See also Note 7 of the notes to consolidated financial statements.

Increases in data processing expense and stationery and supplies were principally the result of the fourth quarter 1998 conversion of FFB systems and FFB branches into the Corporation's affiliates.

Income Taxes

Income tax expense was $75.9 million, down $1.9 million from 1997 income tax expense, excluding tax effects of merger, integration and other one-time charges. The Corporation's effective tax rate (operating income tax expense divided by operating income before taxes) was 32.6% in 1998 compared to 39.4% in 1997.

BALANCE SHEET ANALYSIS

Loans

Total loans, including loans held for sale, increased by $251 million, or 3.5%, to $7.4 billion at the end of 1998. The December 1998 acquisition of Citizens accounted for $105 million of the loan growth. Increases were experienced primarily in real estate lending, with a $125 million increase in real estate construction, $51 million increase in mortgage loans held for sale, $111 million increase in commercial real estate and a net increase of $26 million in residential mortgages (conventional home loans, home equity lines and second mortgages).

TABLE 8: Loan Composition

                                                         As of December 31,
                        ------------------------------------------------------------------------------------
                              1998             1997             1996             1995             1994
                        ---------------- ---------------- ---------------- ---------------- ----------------
                                   % of             % of             % of             % of             % of
                          Amount   Total   Amount   Total   Amount   Total   Amount   Total   Amount   Total
                        ---------- ----- ---------- ----- ---------- ----- ---------- ----- ---------- -----
                                                          ($ in Thousands)
Commercial, financial,
 and agricultural       $  962,208   13% $  986,839   14% $  841,145   13% $  801,004   13% $  710,285   12%
Real estate--
 construction              461,157    6     335,978    5     235,478    3     217,223    3     199,376    3
Real estate--mortgage    5,244,440   71   5,056,238   70   4,796,457   72   4,569,362   71   4,278,825   71
Installment loans to
 individuals               750,831   10     793,424   11     813,875   12     821,351   13     801,302   14
Lease financing             19,231   --      14,072   --      10,449   --       9,743   --       6,176   --
                    ----------------------------------------------------------------------------------------
Total loans (including
 loans held for sale)   $7,437,867  100% $7,186,551  100% $6,697,404  100% $6,418,683  100% $5,995,964  100%
                    ----------------------------------------------------------------------------------------
                    ----------------------------------------------------------------------------------------

Real estate-mortgage loans totaled $5.2 billion at the end of 1998 and $5.1 billion at the end of 1997. Loans in this classification in 1998 include $3.7 billion of loans secured by 1- to 4-family residential properties. Residential real estate loans consist of conventional home mortgages, home equity lines, and second mortgages. Loans of this type are primarily made to borrowers in Wisconsin and Illinois. Residential real estate loans generally limit the maximum loan to 75%-80% of collateral value.

The real estate-mortgage classification also includes commercial real estate, i.e., loans secured by multifamily, nonfarm, and nonresidential real estate properties. Loans in this group totaled $1.4 billion at December 31, 1998, up $111.4 million or 8.7% over last year. Commercial real estate loans involve borrower characteristics similar to those discussed below for commercial loans and real estate-construction projects. Loans of this type are mainly for business and industrial properties, multi-family properties, community purpose properties, and similar properties. Loans are primarily made to borrowers in Wisconsin and Illinois. Credit risk is managed in a similar manner to commercial loans and real estate construction by employing sound underwriting guidelines, lending to borrowers in known markets and businesses, and formally reviewing the borrower's financial soundness and relationship on an ongoing basis.

Commercial, financial, and agricultural loans were $962.2 million at the end of 1998, down $24.6 million since year-end 1997, and comprising 13% of total loans outstanding, down from 14% at the end of 1997. The commercial, financial and agricultural loan classification primarily consists of commercial loans to middle market companies and small businesses. Loans of this type are in a broad range of industries. Borrowers are primarily concentrated in Wisconsin and Illinois. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower's operations. Within the commercial, financial, and agricultural classification at December 31, 1998, loans to finance agricultural production total $32.4 million or 0.4% of total loans.

An active credit risk management process is used for commercial loans to ensure that sound and consistent credit decisions are made. Credit risk is controlled by detailed underwriting procedures, comprehensive loan administration, and periodic review of borrowers' outstanding loans and commitments. Borrower relationships are formally reviewed on an ongoing basis for early identification of potential problems. Further analyses by customer, industry, and geographic location are performed to monitor trends, financial performance, and concentrations.

The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 1998, no concentrations existed in the Corporation's portfolio in excess of 10% of total loans, or $744 million.

Real estate-construction loans grew $125 million or 37% to $461 million, representing 6% of the total loan portfolio at the end of 1998 compared to $336 million, or 5% at the end of 1997. Loans in this classification are primarily short-term interim loans that provide financing for the acquisition or development of commercial real estate, such as multi-family or other commercial development projects. Real estate construction loans are made to developers and project managers who are well known to the Corporation, have prior successful project experience, and are well capitalized. Projects undertaken by these developers are carefully reviewed by the Corporation to ensure that they are economically viable. Loans of this type are primarily made in markets in Wisconsin and Illinois in which the Corporation has a thorough knowledge of the local market economy. The credit risk associated with real estate construction loans is generally confined to specific geographic areas. The Corporation controls the credit risk on these types of loans by making loans in familiar markets to developers, underwriting the loans to meet the requirements of institutional investors in the secondary market, reviewing the merits of individual projects, controlling loan structure, and monitoring project progress and construction advances.

TABLE 9: Loan Maturity Distribution and Interest Rate Sensitivity(1)

                                         Maturity(2)
                             ---------------------------------------
                              Within     1-5      After
December 31, 1998             1 Year    Years    5 Years    Total
-----------------            --------  --------  -------  ----------
                                       ($ in Thousands)
Commercial, financial, and
 agricultural                $692,271  $242,158  $27,779  $  962,208
Real estate-construction      251,120   154,388   55,649     461,157
                                           --------------------------
 Total                       $943,391  $396,546  $83,428  $1,423,365
                                           --------------------------
                                           --------------------------
Fixed rate                   $299,364  $377,283  $79,382  $  756,029
Floating or adjustable rate   644,027    19,263    4,046     667,336
                                           --------------------------
 Total                       $943,391  $396,546  $83,428  $1,423,365
                                           --------------------------
                                           --------------------------
 Percent                           66%       28%       6%        100%

(1) Based upon scheduled principal repayments.
(2) Demand loans, past due loans, and overdrafts are reported in the "Within 1 Year" category.

Installment loans to individuals totaled $751 million, down $42 million, or 5% compared to 1997. The decline was principally in credit cards, impacted in part by a 1998 sale of approximately $24 million of an affinity credit card portfolio. Installment loans include short-term installment loans, direct and indirect automobile loans, recreational vehicle loans, credit card loans, student loans and other personal loans. Individual borrowers may be required to provide related collateral or a satisfactory endorsement or guaranty from another person, depending on the specific type of loan and the creditworthiness of the borrower. Loans are made to individual borrowers located primarily in Wisconsin and Illinois. Credit risk for these types of loans is generally greatly influenced by general economic conditions, the characteristics of individual borrowers and the nature of the loan collateral. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers as well as taking appropriate collateral and guaranty positions on such loans.

Factors that are critical to managing overall credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, early identification of potential problems, an adequate allowance for possible loan losses, and sound nonaccrual and charge-off policies.

Allowance for Possible Loan Losses

The investment and loan portfolios are the Corporation's primary interest earning assets. While the investment portfolio is structured with minimum credit exposure to the Corporation, the loan portfolio is the primary asset subject to credit risk. Credit risk is controlled and monitored through the use of lending standards, thorough review of potential borrowers, and on-going review of loan payment performance. Active asset quality administration, including early problem loan identification and timely resolution of problems, further ensures appropriate management of credit risk and minimization of loan losses. Credit risk management for each loan type is discussed briefly in the section entitled "Loans."

As of December 31, 1998, the allowance for possible loan losses ("AFLL") grew by 7.5% to $99.7 million, compared to $92.7 million last year. As of year-end 1998, the AFLL to total loans was 1.37% and covered 185% of nonperforming loans, compared to 1.31% and 270%, respectively, at December 31, 1997. The AFLL at year end 1997 was increased by a $16.8 million one-time charge related to the merger with FFC to conform the level of the allowance to the policies, practices and procedures of the Corporation. Tables 10 and 11 provide additional information regarding activity in the AFLL.

TABLE 10: Loan Loss Experience

                                         Years Ended December 31,
                          ----------------------------------------------------------
                             1998        1997        1996        1995        1994
                          ----------  ----------  ----------  ----------  ----------
                                             ($ in Thousands)
AFLL at beginning of
 year                     $   92,731  $   71,767  $   68,560  $   65,774  $   63,415
Balance related to
 acquisitions                  3,636         728       3,511          --       3,366
Provision for possible
 loan losses                  14,740      31,668      13,695      14,029       9,035
Loans charged off:
 Commercial, financial,
 and agricultural              3,533       1,327       2,916       3,356       2,593
 Real estate--
 construction                    202         600         193         191          89
 Real estate--mortgage         3,256       3,222       2,813       3,099       4,224
 Installment loans to
 individuals                   9,839       9,900      11,693       9,221       9,038
 Lease financing                 209          --           1           5          18
                                  ---------------------------------------------------
 Total loans charged off      17,039      15,049      17,616      15,872      15,962
Recoveries of loans
 previously charged off:
 Commercial, financial,
 and agricultural              2,384         513       1,255       1,856       3,086
 Real estate--
 construction                     --          --           3          70          --
 Real estate--mortgage         1,582       1,312         837         931       1,151
 Installment loans to
 individuals                   1,641       1,792       1,514       1,764       1,676
 Lease financing                   2          --           8           8           7
                                  ---------------------------------------------------
 Total recoveries              5,609       3,617       3,617       4,629       5,920
                                  ---------------------------------------------------
Net loans charged off
 (NCOs)                       11,430      11,432      13,999      11,243      10,042
                                  ---------------------------------------------------
AFLL at end of year       $   99,677  $   92,731  $   71,767  $   68,560  $   65,774
                          ==========================================================
Average loans
 outstanding              $7,255,850  $6,959,018  $6,583,572  $6,157,655  $5,636,601
Ratio of AFLL to NCOs            8.7         8.1         5.1         6.1         6.5
Ratio of NCOs to average
 loans outstanding               .16%        .16%        .21%        .18%        .18%
Ratio of AFLL to total
 loans at end of period         1.37%       1.31%       1.08%       1.12%       1.16%
                          ==========================================================


The AFLL represents management's estimate of an amount adequate to provide for potential losses inherent in the loan portfolio. Management's evaluation of the adequacy of the AFLL is based on management's ongoing review and grading of the loan portfolio, consideration of past loan loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, current economic conditions, the fair value of underlying collateral, and other factors which could affect potential credit losses, such as Year 2000 issues relating to borrowers.

In general, the increase in the AFLL is a function of a number of factors. First, while total loan growth was moderate (2.8% increase from year-end 1997 to 1998), there was stronger growth in commercial real estate and real estate construction loans which carry greater inherent credit risk (described under section "Loans"). Also, nonperforming loans have increased (further discussed under section "Nonperforming Loans, Potential Problem Loans, and Other Real Estate Owned"). Nonperforming loans are considered a key indicator of future loan losses. Loans classified as potential problem loans have increased slightly over last year. Loans under watch have increased over last year, in part given consideration of possible Year 2000 issues of significant customers. Net charge-offs have remained unchanged ($11.4 million for 1998 and 1997). Finally, $3.6 million of AFLL was acquired in the December 1998 Citizens acquisition.

The allocation of the Corporation's AFLL for the last five years is shown in Table 11. The allocation methodology applied by the Corporation, designed to assess the adequacy of the AFLL, focuses on changes in the size and character of the loan portfolio, changes in levels of impaired and other nonperforming loans, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions and historical losses on each portfolio category. The indirect risk in the form of off-balance sheet unfunded commitments is also taken into consideration. For 1998, estimation methods and assumptions included consideration of Year 2000 issues on significant customers. Management continues to target and maintain the AFLL equal to the allocation methodology plus an unallocated portion, as determined by economic conditions and emerging systemic factors, such as Year 2000 issues, on the Corporation's borrowers. Management allocates AFLL for credit losses by pools of risk. The business loan (commercial mortgage; commercial, industrial and agricultural; leases; and real estate construction) allocation is based on a quarterly review of individual loans, loan types and industries. The retail loan (residential mortgage, home equity, and installment) allocation is based on analysis of historical delinquency and charge-off statistics and trends. Minimum loss factors used by the Corporation for criticized loan categories are consistent with regulatory agencies. Loss factors for non-criticized loan categories are based primarily on historical loan loss experience and peer group statistics. For 1998, increases were made to the AFLL allocation for credit card and mobile homes based upon a significantly higher risk profile than other consumer loan categories, and increases in commercial categories were made given the growth in these loan segments and Year 2000 issues. The mechanism used to address differences between estimated and actual loan loss experience includes review of recent nonperforming loan trends, underwriting trends and external factors.

Management believes the AFLL to be adequate at December 31, 1998. While management uses available information to recognize losses on loans, future adjustments to the AFLL may be necessary based on changes in economic conditions and the impact of such change on the Corporation's borrowers. As an integral part of their examination process, various regulatory agencies also review the AFLL. Such agencies may require that changes in the AFLL be recognized when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

TABLE 11: Allocation of the Allowance for Possible Loan Losses

                                                  As of December 31,
                                        ---------------------------------------
                                         1998    1997    1996    1995    1994
                                        ------- ------- ------- ------- -------
                                                    (In Thousands)
Commercial, financial and agricultural  $25,385 $33,682 $27,943 $22,753 $21,279
Real estate--construction                 3,369   2,016   1,047     929   1,133
Real estate--mortgage                    40,216  30,360  19,116  22,331  23,254
Installment loans to individuals         16,924  16,870  16,239  14,848  14,896
Lease financing                             426     493     530     460     331
Unallocated                              13,357   9,310   6,892   7,239   4,881
                                   --------------------------------------------
  Total                                 $99,677 $92,731 $71,767 $68,560 $65,774
                                   --------------------------------------------
                                   --------------------------------------------

The provision for possible loan losses ("PFLL") in 1998 was $14.7 million. In comparison, the PFLL for 1997 was $14.9 million, excluding the $16.8 million additional provision ("additional provision") to conform FFC with the policies, practices and procedures of the Corporation, and $13.7 million in 1996. The PFLL exceeded net charge-offs by $3.3 million in 1998 and $3.4 million in 1997 (excluding the additional provision).

Net charge-offs were $11.4 million, or 0.16% of average loans, for both 1998 and 1997, and $14.0 million or 0.21% of average loans for 1996. Gross charge-offs and gross recoveries for 1998 were both up by $2.0 million, principally the result of a large commercial credit that was charged off and subsequently recovered during 1998. Loans charged off are subject to continuous review and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses.

Nonperforming Loans, Potential Problem Loans, and Other Real Estate Owned

Management is committed to an aggressive nonaccrual and problem loan identification philosophy. This philosophy is embodied through the ongoing monitoring and reviewing of all pools of risk in the loan portfolio to ensure that all problem loans are identified quickly and the risk of loss is minimized.

Nonperforming loans are defined as nonaccrual loans, loans 90 days or more past due but still accruing, and restructured loans. The Corporation specifically excludes from its definition of nonperforming loans student loan balances that are 90 days or more past due and still accruing and that have contractual government guarantees as to collection of principal and interest. Such student loans were approximately $13 million at December 31, 1998.

Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact on the collectibility of principal or interest on loans, it is management's practice to place such loans on nonaccrual status immediately, rather than delaying such action until the loans become 90 days past due. Previously accrued and uncollected interest on such loans is reversed, amortization of related loan fees is suspended, and income is recorded only to the extent that interest payments are subsequently received in cash and a determination has been made that the principal balance of the loan is collectible. If collectibility of the principal is in doubt, payments received are applied to loan principal.

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

TABLE 12: Nonperforming Loans and Other Real Estate Owned

                                                December 31,
                                   -------------------------------------------
                                    1998     1997     1996     1995     1994
                                   -------  -------  -------  -------  -------
                                              ($ in Thousands)
Nonaccrual loans                   $48,150  $32,415  $32,287  $28,787  $28,025
Accruing loans past due 90 days
or more                              5,252    1,324    1,801    1,320    1,484
Restructured loans                     485      558      534    1,704    1,888
                                   -------------------------------------------
Total nonperforming loans          $53,887  $34,297  $34,622  $31,811  $31,397
                                   ===========================================
Other real estate owned            $ 6,025  $ 2,067  $ 1,939  $ 4,852  $ 6,172
                                   ===========================================
Ratio of nonperforming loans to
total loans at period end              .74%     .48%     .52%     .50%     .53%
Ratio of the allowance for
possible loan losses to
nonperforming loans at period end      185%     270%     207%     216%     209%
                                   ===========================================

Nonperforming loans at December 31, 1998, were $53.9 million, an increase of $19.6 million from December 31, 1997. The ratio of nonperforming loans to total loans at the end of 1997 was .74%, as compared to .48% and .52% at December 31, 1997 and 1996, respectively. Nonaccrual loans account for $15.7 million of the increase in nonperforming loans, of which $3.3 million was acquired with the December 1998 acquisition of Citizens. Real estate nonaccrual loans accounted for $10.3 million of the increase (of which $7.0 million was residential real estate), while commercial and industrial loan nonaccruals increased by $4.0 million. The Corporation's AFLL to nonperforming loans was 185% at year-end 1998, down from 270% and 207% at year ends 1997 and 1996, respectively.

The following table shows, for those loans accounted for on a nonaccrual basis and restructured loans for the years ended as indicated, the gross interest that would have been recorded if the loans had been current in accordance with their original terms and the amount of interest income that was included in interest income for the period.

TABLE 13: Foregone Loan Interest

                        Years Ended December 31,
                       ----------------------------
                         1998      1997      1996
                       --------  --------  --------
                             (In Thousands)
Interest income in
 accordance with
 original terms        $  5,046  $  2,332  $  2,764
Interest income
 recognized              (2,884)   (1,215)   (1,086)
                       ----------------------------
Reduction in interest
 income                $  2,162  $  1,117  $  1,678
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

At December 31, 1998, potential problem loans totaled $50.2 million. The loans that have been reported as potential problem loans are not concentrated in a particular industry, but rather cover a diverse range of businesses. Management does not presently expect significant losses from credits in the potential problem loan category.

Other real estate owned increased to $6.0 million at December 31, 1998, compared to $2.1 million and $1.9 million at year ends 1997 and 1996, respectively, in part due to the fourth quarter 1998 classification of certain bank properties carried as real estate owned. Management actively seeks to ensure properties held are administered to minimize the Corporation's risk of loss.

Investment Securities Portfolio

The investment securities portfolio is intended to provide the Corporation with adequate liquidity, flexibility in asset/liability management and a source of stable income. Investment securities, at amortized cost, including those HTM and AFS, totaled $2.9 billion at December 31, 1998 and 1997.

TABLE 14: Investment Securities Portfolio

                                                   Years Ended December 31,
                                               --------------------------------
                                                  1998       1997       1996
                                               ---------- ---------- ----------
                                                        (In Thousands)
Investment Securities Held to Maturity (HTM):
U.S. Treasury securities                       $       -- $      498 $    4,204
Federal agency securities                          66,204    146,259    143,927
Obligations of states and political
 subdivisions                                     153,663    183,286    195,860
Mortgage-related securities                       262,111    361,298    673,990
Other securities (debt)                            68,797     81,183     61,768
                                               --------------------------------
 Total amortized cost                          $  550,775 $  772,524 $1,079,749
                                               ================================
 Total fair market value                       $  562,940 $  782,240 $1,074,412
                                               ================================
Investment Securities Available for Sale
 (AFS):
U.S. Treasury securities                       $   68,488 $  109,200 $  149,314
Federal agency securities                         248,697    324,708    326,049
Obligations of state and political
 subdivisions                                     217,153     14,312         --
Mortgage-related securities                     1,625,403  1,536,134  1,057,992
Other securities (debt and equity)                160,499    142,081    127,787
                                               --------------------------------
 Total amortized cost                          $2,320,240 $2,126,435 $1,661,142
                                               ================================
 Total fair market value                       $2,356,960 $2,167,694 $1,674,189
                                               ================================

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

The mortgage-related security portfolio includes both U.S. Government agency issuances and nonagency issuances. Unlike U.S. Government agency issued mortgage-related securities which include a guarantee of principal and interest payments on the underlying collateral, nonagency securities are generally structured with a senior ownership position and subordinate ownership position(s) providing credit support for the senior position. The structure of nonagency mortgage-related securities may expose the Corporation to credit risk in addition to interest rate risk and prepayment risk as discussed above. Nonagency mortgage-related securities AFS were $102.7 million and $179.8 million at December 31, 1998 and 1997, respectively.

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

Concurrent with the 1997 consummation of the FFC merger, the Corporation transferred all nonagency mortgage-related securities and an agency security, with a combined amortized cost of $251.9 million from securities HTM to securities AFS. These mortgage-related securities were transferred to maintain the existing interest rate risk position and credit risk policy of the Corporation.

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

Additionally, the Corporation recorded a $2.8 million pre-tax charge on other mortgage-related securities that were transferred to available for sale, with an amortized cost of $18.9 million, to reflect an other than temporary impairment of value. These securities were subsequently sold with no additional loss in January 1998.

In November 1997, the Corporation hedged certain agency issued zero-coupon bonds held by FFC, with a carrying value of $37.2 million and a market value of $41.6 million, by executing various interest rate futures contracts. These contracts had a notional value of $70.5 million and would mature in March 1998. Subsequently, in January 1998, the futures contracts were closed and the zero-coupon bonds were sold. A net gain of $5.1 million was recognized, in investment securities gains, in the first quarter of 1998 from these transactions.

Taxable securities were 91.3% of total securities at the end of 1998, compared to 93.8% of total securities at the end of 1997. The aggregate market value of the securities portfolio was approximately $2.92 billion (100.4% of carrying value) and $2.95 billion (100.3% of carrying value) at December 31, 1998 and 1997, respectively.

At December 31, 1998, the Corporation's securities portfolio did not contain securities, other than U.S. Treasury and federal agencies, of any single issuer that were payable from and secured by the same source of revenue or taxing authority where the aggregate book value of such securities exceeded 10% of stockholders' equity or $87.9 million.

TABLE 15: Investment Securities Portfolio Maturity Distribution(1) December 31, 1998

                         Investment Securities Held to Maturity--Maturity Distribution and Weighted Average Yield
             -------------------------------------------------------------------------------------------------------------
                                    After One       After Five                       Mortage-
                      Within        But Within      But Within        After          Related
                     One Year       Five Years      Ten Years       Ten Years       Securities          Total          Total
             ---------------------------------------------------------------------------------------------------
                   Amount  Yield   Amount  Yield   Amount  Yield  Amount  Yield    Amount   Yield    Amount   Yield  Fair Value
             -------------------------------------------------------------------------------------------------------------
                                                             ($ in Thousands)
U. S. Treasury
 securities       $     --   --   $     --   --   $     --   --   $    --   --   $       --   --   $       --   --   $       --
Federal agency
 securities         36,242 5.85%    23,462 6.68%     6,500 6.54%       --   --           --   --       66,204 6.21%      67,070
Obligations of
 states and
 political
 subdivisions       19,663 7.58%    86,985 7.41%    46,810 7.23%      205 8.70%          --   --      153,663 7.38%     157,996
Mortgage-related
 securities             --   --         --   --         --   --        --   --      262,111 7.06%     262,111 7.06%     266,408
Other securities
 (debt)             14,284 7.02%    46,375 6.84%     8,138 6.66%       --   --           --   --       68,797 6.85%      71,466
             -------------------------------------------------------------------------------------------------------------
Total amortized
 cost              $70,189 6.57%  $156,822 7.13%  $ 61,448 7.08%  $   205 8.70%  $  262,111 7.06%  $  550,775 7.02%  $  562,940
             -------------------------------------------------------------------------------------------------------------
             -------------------------------------------------------------------------------------------------------------
Total fair value   $70,664        $162,095        $ 63,541        $   232        $  266,408                          $  562,940
             -------------------------------------------------------------------------------------------------------------
             -------------------------------------------------------------------------------------------------------------
                        Investment Securities Available for Sale--Maturity Distribution and Weighted Average Yield
             -------------------------------------------------------------------------------------------------------------
                                    After One       After Five                       Mortage-
                      Within        But Within      But Within        After          Related
                     One Year       Five Years      Ten Years       Ten Years       Securities          Total            Total
             ---------------------------------------------------------------------------------------------------
                   Amount  Yield   Amount  Yield   Amount  Yield  Amount  Yield    Amount   Yield    Amount   Yield  Fair Value
             -------------------------------------------------------------------------------------------------------------
                                                             ($ in Thousands)
U. S. Treasury
 securities       $ 43,428 6.10%  $ 25,060 6.19%  $     --   --   $    --   --   $       --   --   $   68,488 6.13%  $   69,602
Federal agency
 securities         26,659 5.63%   176,539 6.09%    44,615 6.22%      884 7.35%          --   --      248,697 6.07%     250,901
Obligations of
 states and
 political
 subdivisions       17,905 6.31%    14,737 6.85%    98,226 6.47%   86,285 6.38%          --   --      217,153 6.45%     217,570
Mortgage-related
 securities             --   --         --   --         --   --        --   --    1,625,403 6.62%   1,625,403 6.62%   1,642,531
Other securities
 (debt and
 equity)           145,711 5.62%     4,116 6.73%    10,672 6.27%       --   --           --   --      160,499 5.69%     176,356
             -------------------------------------------------------------------------------------------------------------
Total amortized
 cost             $233,703 5.76%  $220,452 6.16%  $153,513 6.38%  $87,169 6.39%  $1,625,403 6.62%  $2,320,240 6.47%  $2,356,960
             -------------------------------------------------------------------------------------------------------------
             -------------------------------------------------------------------------------------------------------------
Total fair value  $250,038        $223,384        $154,945        $86,062        $1,642,531                          $2,356,960
             -------------------------------------------------------------------------------------------------------------
             -------------------------------------------------------------------------------------------------------------
             -------------------------------------------------------------------------------------------------------------
             ---------------------------------------------------------------------------------------------------
             -------------------------------------------------------------------------------------------------------------
U. S. Treasury
 securities
Federal agency
 securities
Obligations of
 states and
 political
 subdivisions
Mortgage-related
 securities
Other securities
 (debt)
             -------------------------------------------------------------------------------------------------------------
Total amortized
 cost
             -------------------------------------------------------------------------------------------------------------
             -------------------------------------------------------------------------------------------------------------
Total fair value
             -------------------------------------------------------------------------------------------------------------
             -------------------------------------------------------------------------------------------------------------
             -------------------------------------------------------------------------------------------------------------
             ---------------------------------------------------------------------------------------------------
             -------------------------------------------------------------------------------------------------------------
U. S. Treasury
 securities
Federal agency
 securities
Obligations of
 states and
 political
 subdivisions
Mortgage-related
 securities
Other securities
 (debt and
 equity)
             -------------------------------------------------------------------------------------------------------------
Total amortized
 cost
             -------------------------------------------------------------------------------------------------------------
             -------------------------------------------------------------------------------------------------------------
Total fair value
             -------------------------------------------------------------------------------------------------------------
             -------------------------------------------------------------------------------------------------------------

                                  1998             1997             1996
                                       % of             % of             % of
                              Amount   Total   Amount   Total   Amount   Total
                                             ($ in Thousands)
Noninterest-bearing demand
 deposits                   $  844,486   10% $  741,724    9% $  697,390    9%
Interest-bearing demand
 deposits                      724,570    9     712,458    9     673,106    9
Savings deposits             1,011,947   12   1,073,244   13   1,121,531   14
Money market deposits        1,095,739   13     902,186   11     799,795   10
Time deposits                4,753,959   56   4,692,333   58   4,486,355   58
                                         -------------------------------------
Total deposits              $8,430,701  100% $8,121,945  100% $7,778,177  100%
                                         -------------------------------------
                                         -------------------------------------

                            ---------------- ---------------- ----------------
                            ---------- ----- ---------- ----- ---------- -----
(1) Expected maturities will differ from contractual maturities, as borrowers may have the right to call or repay obligations with or without call or prepayment penalties.
(2) Yields on tax-exempt securities are computed on a tax-equivalent basis using a tax rate of 35% and have not been adjusted for certain disallowed interest deductions.

Deposits

Average total deposits in 1998 were $8.4 billion, an increase of 3.8% or $309 million over 1997. The average balance of brokered CDs in total deposits was $117.0 million, a decrease of $22.7 million from 1997. Brokered CDs are included in time deposits in the table shown below. Adjusted for brokered CDs, average internal deposit growth in 1998 was 4.2%.

TABLE 16: Average Deposits Distribution

Average noninterest-bearing demand deposits as a percentage of total average deposits increased to 10.0% in 1998 compared to 9.1% in 1997 and 9.0% in 1996. Year-end 1998 non-interest-bearing deposits were $998 million compared to $936 million at the end of 1997. These amounts are substantially above the respective yearly average balance amounts. Demand deposits normally show a sizable increase as businesses, public entities, and correspondent banks adjust their cash positions at year-end.

The total average interest-bearing demand, savings, and money market deposits increased to $2.83 billion for 1998 from $2.69 billion in 1997. These deposits as a percentage of total average deposits have remained relatively stable over the past three years at 33.6% in 1998, 33.1% in 1997, and 33.4% in 1996.

TABLE 17: Maturity Distribution-Certificates of Deposit and Other Time
         Deposits of $100,000 or More

                                           December 31, 1998
                                       --------------------------
                                       Certificates     Other
                                        of Deposit  Time Deposits
                                       ------------ -------------
                                             (In Thousands)
Three months or less                     $400,557      $80,820
Over three months through six months      129,530       18,000
Over six months through twelve months     144,121           --
Over twelve months                         80,553           --
                                         --------      -------
Total                                    $754,761      $98,820
                                         ========      =======

The Corporation continues to experience strong competition for deposits in its markets. This is true for both the business and retail segments of the market. Each year, the Corporation's banks offered a number of different products with specific features and competitive pricing. The deposit products are designed to retain core deposit accounts, attract new customers, and create opportunities for providing other bank services or relationships.

Short-term borrowings

Short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements, Federal Home Loan Bank ("FHLB") notes, notes payable to banks, commercial paper, treasury tax and loan notes, collateralized mortgage obligations and industrial revenue bonds. Average total short-term borrowings for 1998 were $1.18 billion compared with $1.29 billion in 1997.

TABLE 18: Short-Term Borrowings

                                                   December 31,
                                         ----------------------------------
                                            1998        1997        1996
                                         ----------  ----------  ----------
                                                 ($ in Thousands)
Federal funds purchased and securities
 sold under
 agreements to repurchase                $  502,586  $  712,250  $  666,030
Federal Home Loan Bank                      937,021     525,317     451,380
Notes payable to banks                      217,535      87,139      68,937
Other borrowed funds                         13,951      12,302      15,046
                                                 ---------------------------
Total                                    $1,671,093  $1,337,008  $1,201,393
                                                 ---------------------------
                                                 ---------------------------
Average amounts outstanding during year  $1,178,105  $1,287,900  $  928,942
Average interest rates on amounts
 outstanding during year                       5.41%       5.63%       5.62%
Maximum month-end amounts outstanding    $1,671,093  $1,405,233  $1,201,393
Average interest rates on amounts
 outstanding at end of year                    4.95%       5.75%       5.82%
                                                 ---------------------------
                                                 ---------------------------

The change in short-term borrowings outstanding is principally attributable to larger amounts of FHLB notes with a remaining maturity less than 1 year as the Corporation continues to supplement the funding of asset growth with wholesale funds. Included in short-term FHLB advances are callable notes that have original maturities exceeding one year. However, these notes have one-year call premiums, which the

Corporation expects may be called. The notes payable to banks and other borrowed funds are primarily used to fund residential, commercial, and leasing lending activities at the Corporation's residential mortgage, commercial mortgage, and leasing subsidiaries.

Liquidity

Liquidity refers to the ability of the Corporation to generate adequate amounts of cash to meet the Corporation's needs. The Corporation must meet maturing debt obligations, provide a reliable source of funding to borrowers, and fund operations on a cost effective basis. Special consideration is also being given to Year 2000 liquidity issues (see "Year 2000"). The affiliates and the parent company of the Corporation have different liquidity considerations.

Banking subsidiaries meet their cash flow requirements by having funds available to satisfy customer credit needs as well as having available funds to satisfy deposit withdrawal requests. Liquidity at banking subsidiaries is derived from deposit growth, money market investments, loan repayments and maturing loans, the maturity of investment securities HTM, the maturity or sale of investment securities AFS, access to other funding sources and markets, and a strong capital position.

Deposit growth is and will continue to be the primary source of liquidity at the banking subsidiaries. Total period-end deposits increased $163 million from 1997 to 1998. The Corporation's overall deposit base grew an average of $309 million, or 3.8% during 1998. Deposit growth, especially in the core deposit base, is the most stable source of liquidity of a bank.

Another substantial source of liquidity is the investment securities portfolio, particularly securities maturing within one year, and principal and interest on mortgage-backed securities. At December 31, 1998, excluding mortgage-related securities, the amortized cost of total securities maturing within one year were $320 million. At the end of 1998, the securities AFS portfolio contained $317 million at amortized cost of U.S. Treasury and federal agency securities. These government securities are highly marketable and had a market value of $320 million or 101.0% of amortized cost at year-end.

The loan portfolio is also a source of additional liquidity. The Corporation has $943 million of commercial loans and real estate-construction loans maturing within one year and has a steady flow of repayments particularly in the mortgage and installment loan portfolios. Additionally, at year-end 1998, the Corporation had $3.9 billion of loans secured by 1- to 4-family residential property that could possibly be securitized.

Within the classification of short-term borrowings at year-end 1998, federal funds purchased and securities sold under agreements to repurchase totaled $503 million compared to $712 million at the end of 1997. Federal funds are purchased from a sizable network of correspondent banks while securities sold under agreements to repurchase are obtained from a base of individual, business and public entity customers.

The aggregate subsidiary liquidity resources were sufficient in 1998 to fund the growth in loans and the investment securities portfolio, and to meet other needs for cash when necessary. As of December 31, 1998, there were no material commitments for capital expenditures, i.e. to purchase fixed assets.

Liquidity is also necessary at the parent company level. The parent company's primary sources of funds are dividends and service fees from subsidiaries, borrowings, and proceeds from the issuance of equity. The parent company manages its liquidity position to provide the funds necessary to pay dividends to stockholders, service debt, invest in subsidiaries and satisfy other operating requirements. Dividends received in cash from subsidiaries totaled $165.9 million in 1998 and will continue to be the parent's main source of liquidity. The dividends from subsidiaries, along with a $129.1 million change in 1998 in net short-term borrowed funds, were sufficient to pay cash dividends to the Corporation's common stockholders of $65.8 million in 1998 and fund lending activities of nonbanking subsidiaries.

At December 31, 1998, $46.3 million in dividends could be paid to the parent by subsidiary banks without obtaining prior regulatory approval, subject to the capital needs of the banks. Additionally, the parent company had $225 million of established lines of credit with nonaffiliated banks, of which $217.5 million was in use. Of the amount in use, the parent company downstreamed the majority to the Corporation's various subsidiaries for their use in funding loans and leases.

The Corporation's long-term debt-to-equity ratio at December 31, 1998 was 3.0% compared to 1.9% at December 31, 1997, attributable to the moderate increase in use of long-term debt from the FHLB.

Management believes that, in the current economic environment, the Corporation's subsidiary and parent company liquidity positions are adequate. There are no known trends nor any known demands, commitments, events or uncertainties that will result or are reasonably likely to result in a material increase or decrease in the Corporation's liquidity.

Quantitative and Qualitative Disclosures about Market Risk

Market risk arises from exposure to changes in interest rates, exchange rates, commodity prices, and other relevant market rate or price risk. The Corporation faces market risk in the form of interest rate risk through other than trading activities. Market risk from other than trading activities in the form of interest rate risk is measured and managed through a number of methods. The Corporation uses financial modeling techniques which measure the sensitivity of future earnings due to changing rate environments to measure interest rate risk. Policies established by the Corporate Asset/Liability Committee and approved by the Corporate Board of Directors limit exposure of earnings at risk. General interest rate movements are used to develop sensitivity as the Corporation feels it has no primary exposure to a specific point on the yield curve. These limits are based on the Corporation's exposure to a 100 basis point immediate and sustained parallel rate move, either upward or downward. The Corporation manages interest rate risk through the change in the repricing of investments and purchased funds portfolios.

Interest Rate Risk

In order to measure earnings sensitivity to changing rates, the Corporation uses two different measurement tools: static gap analysis and simulation of earnings. The static gap analysis starts with contractual repricing information for assets, liabilities, and off-balance sheet instruments. These items are then combined with repricing estimations for administered rate (NOW, savings, and money market accounts) and non-rate related products (demand deposit accounts, other assets, and other liabilities) to create a baseline repricing balance sheet. In addition to the contractual information, residential mortgage whole loan product and mortgage-backed securities are adjusted based on industry estimates of prepayment speeds that capture the expected prepayment of principal above the contractual amount based on how far away the contractual coupon is from market coupon rates. The resulting static gap is the base for the earnings sensitivity calculation.

The following table represents the Corporation's consolidated static gap position as of December 31, 1998.

TABLE 19: Interest Rate Sensitivity Analysis

                                                   December 31, 1998
                          -----------------------------------------------------------------------
                                              Interest Sensitivity Period
                          -----------------------------------------------------------------------
                                                                 Total
                                                    181-365      Within      Over 1
                          0-90 Days   91-180 Days     Days       1 Year       Year       Total
                          ----------  -----------  ----------  ----------  ---------- -----------
                                                   ($ in Thousands)
Earning assets:
 Loans, held for sale     $  165,170  $        --  $       --  $  165,170  $       -- $   165,170
 Investment securities,
  at amortized cost          452,515      241,761     430,127   1,124,403   1,746,612   2,871,015
 Loans, net of unearned
  income                   2,521,101      505,908   1,077,634   4,104,643   3,168,054   7,272,697
 Other earning assets        204,952           --          --     204,952          --     204,952
                                -----------------------------------------------------------------
Total earning assets      $3,343,738  $   747,669  $1,507,761  $5,599,168  $4,914,666 $10,513,834
                                -----------------------------------------------------------------
                                -----------------------------------------------------------------
Interest-bearing
 liabilities:
 Interest-bearing
  deposits(1)             $2,561,317  $   998,522  $1,299,288  $4,859,127  $2,700,313 $ 7,559,440
 Other interest-bearing
  liabilities              1,593,531          160       1,441   1,595,132     101,965   1,697,097
                                -----------------------------------------------------------------
Total interest-bearing
 liabilities              $4,154,848  $   998,682  $1,300,729  $6,454,259  $2,802,278 $ 9,256,537
                                -----------------------------------------------------------------
                                -----------------------------------------------------------------
Interest sensitivity gap  $ (811,110) $  (251,013) $  207,032  $ (855,091) $2,112,388 $ 1,257,297
Cumulative interest
 sensitivity gap          $ (811,110) $(1,062,123) $ (855,091)
Cumulative ratio of rate
 sensitive assets to
 rate sensitive
 liabilities at December
 31, 1998                       80.5%        79.4%       86.8%

(1) The interest rate sensitivity assumptions for demand deposits, savings accounts, money market accounts, and NOW accounts are based on current and historical experiences regarding portfolio retention and interest rate repricing behavior. Based on these experiences, a portion of these balances is considered to be long-term and fairly stable and is therefore included in the "Over 1 Year" category.

The static gap analysis in Table 19 provides a representation of the Corporation's earnings sensitivity to changes in interest rates. The Corporation believes the sensitivity analysis in Table 19 and the related discussion shows more directly the impacts on earnings from market risk than the presentation used last year, shown comparatively in Table 20 for 1998 and 1997.

Interest rate risk of embedded positions including prepayment and early withdrawal options, lagged interest rate changes, administered interest rate products, and cap and floor options within products require a more dynamic measuring tool to capture earnings risk. Earnings simulation is used to create a more complete assessment of interest rate risk.

Along with the static gap analysis, determining the sensitivity of future earnings to a hypothetical plus or minus 100 basis point parallel rate shock can be accomplished through the use of simulation modeling. In addition to the assumptions used to create the static gap, simulation of earnings includes the modeling of the balance sheet as an ongoing entity. Future business assumptions involving administered rate products, prepayments for future rate sensitive balances, and the reinvestment of maturing assets and liabilities are included. These items are then modeled to project income based on a hypothetical change in interest rates. The resulting after tax income for the next 12-month period is compared to the after tax income amount calculated using flat rates. This difference represents the Corporation's earnings sensitivity to a plus or minus 100 basis point parallel rate shock. The resulting simulations show that the Corporation would have a negative variance of $6.7 million compared to the base case over the next 12 months in the shock up 100 basis points, while the shock down 100 basis points would result in a positive variance of $2.9 million.

These results are based solely on immediate and sustained parallel changes in market rates and do not reflect the earnings sensitivity that may arise from other factors, such as changes in the shape of the yield curve, the change in spread between key market rates, or accounting recognition of the impairment of certain intangibles. The above results are also considered to be conservative estimates due to the fact that no management action to mitigate potential income variances are included within the simulation process. This action would include, but would not be limited to, adjustments to the repricing characteristics of any on or off-balance sheet item with regard to short-term rate projections and current market value assessments.

Table 20 reflects the Corporation's expected cash flows and applicable yields on earning assets and interest-bearing liabilities and the resulting current fair market value after discounting expected cash flows at existing market rates at December 31, 1998 and 1997, respectively.

TABLE 20: Market Risk Analysis Interest Rate Risk

                                               Expected Period of Maturity
                   -----------------------------------------------------------------------------------
                       Within          1-2           2-3          3-4          4-5       Greater Than
                       1 Year         Years         Years        Years        Years        5 Years         Total
                   ---------------------------------------------------------------------------------------------------------
                                                                                                                      Fair
                           Yield/        Yield/        Yield/       Yield/       Yield/         Yield/               Market
December 31, 1997   Bal.    Rate   Bal.   Rate   Bal.   Rate  Bal.   Rate  Bal.   Rate   Bal.    Rate   Bal.   Rate   Value
----------------------------------------------------------------------------------------------------------------------------
                                                                ($ In Millions)
Short-term
 investments (V)   $   205 5.17%  $   --  --    $   --  --    $  --  --    $  --  --    $    --  --    $   205 5.17% $   205
Loans held for
 sale (V)              165 7.00%      --  --        --  --       --  --       --  --         --  --        165 7.00%     165
Treasury,
 Agency, Other
 Securities (F)        196 6.24%      27 6.02%      47 6.54%    122 6.29%     79 6.22%       71 6.33%      542 6.27%     567
Treasury,
 Agency, Other
 Securities (V)         70 5.02%      --  --        --  --       --  --       --  --         --  --         70 5.02%      69
Mortgage-related
 securities (F)        302 6.58%     214 6.79%     205 6.61%    148 6.35%    119 6.21%      194 5.97%    1,182 6.46%   1,198
Mortgage-related
 securities (V)        100 6.50%     249 7.01%      20 7.06%      5 7.15%    145 6.21%      187 6.54%      706 6.65%     711
Municipal
 securities (F)         37 6.68%      19 7.63%      28 7.21%     29 7.03%     27 6.72%      231 6.27%      371 6.54%     376
Residential real
 estate loans
 (F)                   626 7.73%     471 7.70%     359 7.68%    252 7.62%    189 7.60%      441 7.53%    2,338 7.66%   2,361
Residential real
 estate loans
 (V)                   348 6.57%     194 6.06%     161 6.09%    128 6.02%    106 6.27%      430 6.88%    1,367 6.46%   1,377
Commercial loans
 (F)                   666 8.30%     305 7.98%     329 7.90%    142 7.71%    225 7.57%      233 7.20%    1,900 7.91%   1,932
Commercial loans
 (V)                   926 7.68%      17 5.08%       7 5.08%      4 5.07%      4 5.07%        9 5.07%      967 7.57%     966
Consumer loans
 (F)                    90 9.16%      63 9.11%      43 8.93%     20 8.72%      6 8.60%        1 8.87%      223 9.04%     225
Consumer loans
 (V)                   478 9.73%      --  --        --  --       --  --       --  --         --  --        478 9.73%     478
                   ---------------------------------------------------------------------------------------------------------
Total interest
 earning assets    $ 4,209 7.58%  $1,559 7.31%  $1,199 7.31%  $ 850 6.97%  $ 900 6.87%  $ 1,797 6.84%  $10,514 7.27% $10,630
                   ---------------------------------------------------------------------------------------------------------
Interest-bearing
 deposits (F)      $ 3,560 5.45%  $  766 5.65%  $   91 5.58%  $  39 5.81%  $  39 5.44%  $     2 6.07%  $ 4,497 5.49% $ 4,510
Interest-bearing
 deposits (V)        1,285 3.47%     203 2.19%     197 2.22%    197 2.23%    197 2.23%      983 2.23%    3,062 2.75%   3,062
Short-term
 borrowings (V)      1,568 5.10%      --  --        --  --       --  --       --  --         --  --      1,568 5.10%   1,568
Short-term
 borrowings (F)         27 5.22%       5 5.35%      --  --       47 5.53%      1 4.99%       23 4.07%      103 5.11%     103
Long-term
 borrowings (F)         --   --        2 6.66%       3 5.61%     --  --       --  --         21 6.50%       26 6.41%      28
                   ---------------------------------------------------------------------------------------------------------
Total interest-
 bearing
 liabilities       $ 6,440 4.97%  $  976 4.93%  $  291 3.31%  $ 283 3.27%  $ 237 2.77%  $ 1,029 2.36%  $ 9,256 4.51% $ 9,271
                   ---------------------------------------------------------------------------------------------------------

(V) Variable repricing terms
(F) Fixed repricing terms

                                            Expected Period of Maturity
                   -----------------------------------------------------------------------------
                      Within          1-2          2-3         3-4         4-5     Greater Than
                      1 Year         Years        Years       Years       Years       5 Years        Total
                   ----------------------------------------------------------------------------------------------------
                                                                                                                 Fair
                          Yield/        Yield/      Yield/      Yield/      Yield/        Yield/                Market
December 31, 1997   Bal.   Rate   Bal.   Rate  Bal.  Rate  Bal.  Rate  Bal.  Rate   Bal.   Rate   Bal.    Rate   Value
-----------------------------------------------------------------------------------------------------------------------
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
                   ----------------------------------------------------------------------------------------------------

(V) Variable repricing terms
(F) Fixed repricing terms

In November 1997, the Corporation hedged certain agency issued zero-coupon bonds held by FFC, with a carrying value of $37.2 million and a market value of $41.6 million, by executing various interest rate futures contracts. These contracts had a notional value of $70.5 million and would mature in March 1998. Subsequently, in January 1998, the futures contracts were closed and the zero-coupon bonds were sold. A net gain of $5.1 million was recognized in investment securities gains in the first quarter of 1998 from these transactions.

Additionally, the Corporation may enter into interest rate swap agreements to assist in managing interest rate risk. Management's philosophy is to maintain an appropriate rate sensitive asset and liability position to provide for stability in earnings in the event of significant interest rate changes. There were no interest rate swaps at December 31, 1998. At December 31, 1997 $3.3 million of "pay-fixed" swaps were in effect converting a fixed rate commercial loan to a variable rate.

Capital

Stockholders' equity at December 31, 1998, increased to $878.7 million or $13.97 per share compared with $813.7 million or $12.92 per share at the end of 1997. The growth in stockholders' equity in 1998 was primarily a function of net income, the issuance of stock in connection with the Citizens acquisition, and the exercise of stock options. Offsetting this 1998 growth was primarily cash dividends paid and the purchase of treasury stock in relation to acquisitions. Capital at year-end 1998 includes a $23.2 million equity component compared to $26.1 million at December 31, 1997, related to unrealized gains on securities AFS, net of their tax effect, included as other comprehensive income. Period-end stockholders' equity to assets in 1998 was 7.81% compared to 7.61% at the end of 1997.

Cash dividends paid in 1998 were $1.04 per share compared with $0.89 per share in 1997, an increase of 17.4%. Cash dividends have increased at a 15.8% compounded rate during the past five years.

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

As of December 31, 1998 and 1997, the Corporation's Tier 1 risk-based capital ratios, total risk-based capital (Tier 1 and Tier 2) ratios and Tier 1 leverage ratios were well in excess of regulatory requirements. Management of the Corporation expects to continue to exceed the minimum standards in the future. Capital ratios are included in Note 18, Regulatory Matters, of the notes to consolidated financial statements.

The Corporation's Board of Directors (BOD) has authorized management to repurchase shares of the Corporation's common stock each quarter in the market, to be made available for issuance in connection with the Corporation's employee incentive plans and for other corporate purposes. The BOD authorized the repurchase of up to 300,000 shares per quarter and 125,000 per quarter, in 1998 and 1997, respectively. In 1998, the BOD also authorized the repurchase of up to 900,000 shares in connection with two purchase acquisitions. Shares repurchased are held as treasury stock and, accordingly, are accounted for as a reduction of stockholders' equity.

Under these actions the Corporation purchased 1.27 million shares of its common shares in 1998 and approximately 102,200 shares in 1997. For 1998, approximately 371,600 shares were repurchased and 338,800 shares reissued in connection with employee incentive plans. For 1998, 900,000 shares and 448,600 shares were repurchased and reissued, respectively, in connection with acquisitions, with the remainder being reissued in connection with the February 1999 purchase acquisition of Windsor.

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

FOURTH QUARTER 1998 RESULTS

Net income for fourth quarter 1998 ("4Q98") was $37.8 million, up $1.7 million from the $36.0 million operating net income earned in the fourth quarter of 1997 ("4Q97"). Return on average equity was 17.08%, up 62 basis points from 4Q97, while return on average assets increased 4 basis points to 1.38%. Primary events of 4Q98 were a) the November 12 conversion of FFB's systems and accounts into the Corporation's affiliates, b) the December 1998 consummation of the acquisition of Citizens, and c) the October 1998 purchase of $100 million in BOLI.

From a balance sheet perspective, 4Q98 period end balances were up, with loans increasing $92 million since September 30, 1998, and increasing $200 million since December 31, 1997. The acquisition of Citizens accounted for $105 million increase in loans. Deposits at year end 1998 were up $58 million over September 30, 1998 balances and up $163 million since year end 1997. Citizens accounted for $117 million of the deposit increase. Other assets increased principally by the goodwill recorded from the purchase of Citizens ($11.9 million) and the investment in BOLI. At December 31, 1998, the Corporation had total assets of $11.3 billion, an increase of 5.2% or $440 million over year-end 1997. Citizens accounted for $161 million of the asset growth.

In summary for 4Q98 versus 4Q97 on an operating basis, net interest income was down $2.8 million. This was primarily a function of the shift in the yield curve between the fourth quarter periods, as discussed previously. The provision for possible loan losses was down $342,000. Noninterest income excluding securities gains was up $6.7 million. Mortgage banking income was the largest contributor to noninterest income growth (up $5.1 million), particularly a result of continued strong mortgage production between the fourth quarters and the growth of the servicing portfolio; and BOLI contributed $1.2 million to 4Q98. Noninterest expense for 4Q98 was up $8.5 million over 4Q97, led by the increase in personnel expense (up $5.2 million), via the combination of increased headcount between the quarters, conversion efforts (leading to increased overtime and temporary labor), and sales commissions and other incentives. Data processing expense and supplies and stationery also increased (up $1.8 million on a combined basis) particularly due to the 4Q98 conversion of FFB systems and FFB branches. Professional fees were up $3.1 million, mostly due to Year 2000 consulting and conversion related consulting. Taxes were down $5.5 million between the fourth quarters. The effective tax rate for 4Q98 was 27.96%, lower principally from tax planning strategies which were incorporated into the fourth quarter integration process to allow for the utilization of net operating losses.

TABLE 21: Selected Quarterly Financial Data:

The following is selected financial data summarizing the results of operations for each quarter in the years ended December 31, 1998 and 1997:

                                                 1998 Quarter Ended
                                     ------------------------------------------
                                     December 31 September 30 June 30  March 31
                                     ------------------------------------------
                                        (In Thousands Except Per Share Data)
Interest income                       $194,323     $196,405   $196,413 $198,624
Interest expense                       101,599      102,723    102,598  104,108
Provision for possible loan losses       4,229        3,378      3,375    3,758
Investment securities gains, net           842           35        643    5,311
Income before income tax expense        52,411       57,274     62,519   60,759
Net income                              37,756       38,400     41,004   39,860
Basic net income per share            $   0.60     $   0.61   $   0.65 $   0.63
Diluted net income per share          $   0.60     $   0.60   $   0.64 $   0.62
Basic weighted average shares           62,658       63,306     63,261   63,281
Diluted weighted average shares         63,209       63,941     64,029   64,244
                                                 1997 Quarter Ended
                                     ------------------------------------------
                                     December 31 September 30 June 30  March 31
                                     ------------------------------------------
                                        (In Thousands Except Per Share Data)
Interest income                       $201,990     $200,809   $195,205 $189,915
Interest expense                       106,418      105,857    101,419   97,943
Provision for possible loan losses      21,371        3,738      3,186    3,373
Investment securities gains
 (losses), net                         (35,011)         852        188    1,195
Income (loss) before income tax
 expense                               (47,562)      56,859     54,771   52,200
Net income (loss)                      (53,802)      36,821     35,480   33,860
Basic net income (loss) per share     $  (0.86)    $   0.58   $   0.57 $   0.54
Diluted net income (loss) per share   $  (0.85)    $   0.58   $   0.56 $   0.53
Basic weighted average shares           62,925       62,738     62,696   63,183
Diluted weighted average shares         63,745       64,020     63,559   64,420

Net income in the fourth quarter of 1997 includes $89.8 million of merger, integration, and other one-time charges.

1997 COMPARED TO 1996

The Corporation's 1997 operating net income grew to $142.2 million, a 9.6% increase over the $129.7 million earned in 1996. Basic operating earnings per share increased 10.5% to $2.26 in 1997 compared to $2.05 in 1996. On a diluted operating earnings per share basis, the Corporation recorded $2.22 in 1997, compared to $2.02 in 1996.

The improvement in the Corporation's 1997 operating net income was led by a $20.6 million increase in FTE net interest income. Growth in earning assets of $745 million more than offset a 10 basis point decline in the net interest margin. FTE net interest income increased $56.3 million while interest expense increased $35.7 million.

The PFLL (excluding the $16.8 million merger-related charges) increased to $14.9 million compared to $13.7 million in 1996. The increase in the provision reflects the loan growth recorded in 1997. Including the additional provision, the ratio of AFLL to total loans increased to 1.31%, up from 1.08% at December 31, 1996. Net charge-offs for 1997 decreased to $11.4 million, or .16% of average loans, compared to $14.0 million, or .21% of average loans, in 1996 as the Corporation recorded lower charge-off levels of commercial loans and installment loans to individuals.

Noninterest income (excluding net securities gains) increased $1.3 million to $128.8 million in 1997 over the $127.5 million recorded in 1996. Noninterest income for 1996 includes an $11.2 million gain on the sale of credit card loans recorded by FFC. The Corporation recorded increases in trust service fees, service charges on deposits, mortgage banking income, loan fees and retail commission income.

Noninterest expense (excluding merger, integration, and other one-time charges) increased 4.5%, or $11.8 million, to $272.0 million in 1997. Increases in salaries and employee benefits, business development and advertising, data processing, and other expenses were offset by a decrease in FDIC premiums.

Accounting Developments

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 1999. Earlier application is encouraged, but is permitted only as of the beginning of any fiscal quarter that begins after the issuance of the statement. This statement should not be applied retroactively to financial statements of prior periods. The Corporation has not determined whether it will adopt the statement early, yet anticipates that the adoption of SFAS No. 133 will not have a material impact in the Corporation's financial statements.

The FASB has issued SFAS No. 134, "Accounting for Mortgage-Backed Securities after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking
Enterprise: an amendment of FASB Statement No. 65," which is effective for the first fiscal quarter beginning after December 31, 1998. This statement requires that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking entity with the required accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. The Corporation, as required, will adopt SFAS No. 134 in first quarter 1999, which is not anticipated to have a material impact in the Corporation's financial statements.

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

The Corporation has been careful to consider non-information technology as well as information technology systems in its approach to Year 2000 compliance. Non-information technology systems include equipment in use in the business areas, which is not defined as computer hardware or peripheral devices. Equipment includes: calculators, time clocks, heating/ventilating/air-conditioning, elevators, telephones, facsimiles, satellite dishes, and security devices. The Corporation has contacted vendors of non-information technology systems to determine Year 2000 compliance of these systems and products and anticipates the completion of testing of these systems and products during 1999. The Corporation has also identified third parties with which it has a material relationship, such as telecommunications, power and other utility vendors. The impact and status of these services is being reviewed and appropriate steps are being taken to ensure continued operation for all areas.

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

The estimated costs for Year 2000 compliance are not expected to have a significant impact on the Corporation's results of operations, liquidity or capital resources. The Corporation estimates the total cost of addressing Year 2000 issues will be approximately $12 million, of which approximately $6 million has been expended as of December 31, 1998. Additional expenditures will continue through 1999. Year 2000 compliance costs have been influenced by a heavy reliance on external resources that have been contracted to assist the Corporation in the project management, vendor management, and testing phases of its Year 2000 compliance effort. Scheduled systems upgrades and enhancements which would have taken place, notwithstanding the Year 2000 compliance process, have not been included in the estimated Year 2000 costs, even though certain of these expenses may result in Year 2000 solutions.

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

The most reasonable likely worst case Year 2000 scenarios foreseeable at this time would include the Corporation temporarily not being able to process, in some combination, various types of customer transactions. This could affect the ability of the Corporation to, among other things, originate new loans, post loan payments, accept deposits or allow immediate withdrawals, and, depending on the amount of time such scenario lasted, could have a material adverse effect on the Corporation. Because of the serious implications of these scenarios, contingency plans have been established and are being monitored for all mission critical products to mitigate the risks associated with any failure to successfully complete Year 2000 compliance renovation, validation, or implementation efforts. Additionally, a business resumption contingency plan is being developed to mitigate risks associated with the failure at critical dates of systems that support core business processes. A liquidity contingency plan is being written and will be tested, including working with the Federal Reserve to ensure that adequate currency will be available to meet anticipated customer needs, as well as ensuring adequate access to funding as needed by the Corporation. The Year 2000 business resumption contingency plan is designed to ensure that Mission Critical core business processes will continue if one or more supporting systems fail and would allow for limited transactions, including the ability to make certain deposit withdrawals, until the Year 2000 problems are fixed.

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

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item is set forth in Item 7 under the captions "Quantitative and Qualitative Disclosures About Market Risk" and "Interest Rate Risk."

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              ASSOCIATED BANC-CORP
                          CONSOLIDATED BALANCE SHEETS

                                                           December 31,
                                                      ------------------------
                                                         1998         1997
                                                      -----------  -----------
                                                           (In Thousands
                                                        Except Share Data)
ASSETS
Cash and due from banks                               $   331,532  $   290,184
Interest-bearing deposits in other financial
 institutions                                             200,467        5,019
Federal funds sold and securities purchased under
 agreements to resell                                       4,485       11,511
Investment securities:
 Held to maturity--at amortized cost (fair value of
  approximately $562,940 and $782,240, respectively)      550,775      772,524
 Available for sale--at fair value (amortized cost of
  $2,320,240 and $2,126,435, respectively)              2,356,960    2,167,694
Loans held for sale                                       165,170      114,001
Loans                                                   7,272,697    7,072,550
Allowance for possible loan losses                        (99,677)     (92,731)
-------------------------------------------------------------------------------
  Loans, net                                            7,173,020    6,979,819
Premises and equipment                                    140,142      127,823
Other assets                                              328,116      221,867
-------------------------------------------------------------------------------
  Total assets                                        $11,250,667  $10,690,442
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing deposits                          $   998,379  $   935,852
Interest-bearing deposits                               7,559,440    7,459,425
-------------------------------------------------------------------------------
  Total deposits                                        8,557,819    8,395,277
Short-term borrowings                                   1,671,093    1,337,008
Long-term borrowings                                       26,004       15,270
Accrued expenses and other liabilities                    117,030      129,195
-------------------------------------------------------------------------------
  Total liabilities                                    10,371,946    9,876,750
-------------------------------------------------------------------------------
Commitments and contingent liabilities                         --           --
-------------------------------------------------------------------------------
Stockholders' equity
 Preferred stock (Par value $1.00 per share,
  authorized 750,000 shares, no shares issued)                 --           --
 Common stock (Par value $0.01 per share, authorized
  100,000,000 shares, issued 63,389,734 and
  62,993,309 shares at December 31, 1998 and 1997,
  respectively)                                               634          504
 Surplus                                                  225,757      218,072
 Retained earnings                                        646,071      569,995
 Accumulated other comprehensive income                    23,369       26,144
 Treasury stock at cost (503,158 shares in 1998 and
  23,618 shares
  in 1997                                                 (17,110)      (1,023)
-------------------------------------------------------------------------------
  Total stockholders' equity                              878,721      813,692
-------------------------------------------------------------------------------
  Total liabilities and stockholders' equity          $11,250,667  $10,690,442
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                              ASSOCIATED BANC-CORP
                       CONSOLIDATED STATEMENTS OF INCOME

                                                   For the Years Ended
                                                       December 31,
                                                ---------------------------
                                                  1998     1997      1996
                                                -------- --------  --------
                                                 (In Thousands Except Per
                                                       Share Data)
INTEREST INCOME
Interest and fees on loans                      $602,470 $592,747  $564,265
Interest and dividends on investment
securities:
 Taxable                                         168,623  184,330   157,070
 Tax-exempt                                       11,193    9,064     8,724
Interest on deposits in other financial
institutions                                       1,679      779       437
Interest on federal funds sold and securities
purchased under agreements to resell               1,800      999     1,267
----------------------------------------------------------------------------
   Total interest income                         785,765  787,919   731,763
----------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits                             345,392  337,443   320,915
Interest on short-term borrowings                 63,774   72,509    52,183
Interest on long-term borrowings                   1,862    1,685     2,824
----------------------------------------------------------------------------
   Total interest expense                        411,028  411,637   375,922
----------------------------------------------------------------------------
NET INTEREST INCOME                              374,737  376,282   355,841
Provision for possible loan losses                14,740   31,668    13,695
----------------------------------------------------------------------------
Net interest income after provision for
possible loan losses                             359,997  344,614   342,146
----------------------------------------------------------------------------
NONINTEREST INCOME
Trust service fees                                33,328   28,764    25,185
Service charges on deposit accounts               27,464   27,909    26,004
Mortgage banking                                  46,128   25,709    23,873
Credit card and other nondeposit fees             17,514   15,728    13,931
Retail commissions                                14,823   15,444    12,734
Asset sale gains, net                              7,166      852    12,520
Investment securities gains (losses), net          6,831  (32,776)  (10,678)
Other                                             14,697   13,672    12,705
----------------------------------------------------------------------------
   Total noninterest income                      167,951   95,302   116,274
----------------------------------------------------------------------------
NONINTEREST EXPENSE
Salaries and employee benefits                   148,490  134,319   126,696
Occupancy                                         20,205   20,296    19,563
Equipment                                         13,250   12,600    12,033
Data processing                                   18,714   16,928    15,907
Business development and advertising              13,177   15,936    14,754
Stationery and supplies                            6,858    5,532     5,030
FDIC expense                                       3,267    3,284     9,675
Professional fees                                  9,709    6,294     5,246
Merger, integration and other one-time charges        --   51,622    33,005
Other                                             61,315   56,837    51,322
----------------------------------------------------------------------------
   Total noninterest expense                     294,985  323,648   293,231
----------------------------------------------------------------------------
Income before income taxes and extraordinary
item                                             232,963  116,268   165,189
Income tax expense                                75,943   63,909    57,487
----------------------------------------------------------------------------
Income before extraordinary item                 157,020   52,359   107,702
Extraordinary item, net of income taxes of
$370                                                  --       --      (686)
----------------------------------------------------------------------------
Net income                                      $157,020 $ 52,359  $107,016
----------------------------------------------------------------------------
----------------------------------------------------------------------------
Earnings per share:
 Basic:
  Income before extraordinary item              $   2.49 $   0.83  $   1.70
  Extraordinary item                                  --       --      (.01)
  Net income                                    $   2.49 $   0.83  $   1.69
Earnings per share:
 Diluted:
  Income before extraordinary item              $   2.46 $   0.82  $   1.67
  Extraordinary item                                  --       --      (.01)
  Net income                                    $   2.46 $   0.82  $   1.66
----------------------------------------------------------------------------
----------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                              ASSOCIATED BANC-CORP
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                              Accumulated             Common
                          Common Stock                           Other                 Stock
                          --------------           Retained  Comprehensive Treasury  Purchased
                          Shares  Amount Surplus   Earnings     Income      Stock     by ESOP   Total
                          ------  ------ --------  --------  ------------- --------  --------- --------
                                                       (In Thousands)
Balance, December 31,
 1995                     46,072   $460  $237,697  $490,928     $    88    $ (3,787)   $(271)  $725,115
Comprehensive income:
Net income                    --     --        --   107,016          --          --       --    107,016
Net unrealized holding
 gains arising during
 year                         --     --        --        --       1,741          --       --      1,741
Add back:
 reclassification
 adjustment for net
 losses realized in net
 income                       --     --        --        --      10,678          --       --     10,678
Income tax effect             --     --        --        --      (4,234)         --       --     (4,234)
                                                                                               --------
Comprehensive income                                                                            115,201
                                                                                               --------
Cash dividends, $0.76
 per share                    --     --        --   (20,278)         --          --       --    (20,278)
Cash dividends of pooled
 affiliates                   --     --        --   (19,309)         --          --       --    (19,309)
Common stock issued:
Business combinations        868      9     9,800     6,566           8          --       --     16,383
Incentive stock options      303      3       966        --          --       2,208       --      3,177
Tax benefits of
 restricted shares and
 options                      --     --       564        --          --          --       --        564
Payment on ESOP loan          --     --        --        --          --          --      271        271
Retirement of stock
 previously issued in
 connection with a
 business combination       (212)    (2)   (3,760)       --          --       3,762       --         --
Purchase of treasury
 stock                        --     --        --        --          --      (3,101)      --     (3,101)
Pre-merger transactions
 of pooled company          (496)    (5)  (14,457)       --          --          --       --    (14,462)
--------------------------------------------------------------------------------------------------------
Balance, December 31,
 1996                     46,535    465   230,810   564,923       8,281        (918)      --    803,561
--------------------------------------------------------------------------------------------------------
Comprehensive income:
Net income                    --     --        --    52,359          --          --       --     52,359
Net unrealized holding
 losses arising during
 year                         --     --        --        --      (4,564)         --       --     (4,564)
Add back:
 reclassification
 adjustment for net
 losses realized in net
 income                       --     --        --        --      32,776          --       --     32,776
Income tax effect             --     --        --        --     (10,413)         --       --    (10,413)
                                                                                               --------
Comprehensive income                                                                             70,158
                                                                                               --------
Cash dividends, $0.89
 per share                    --     --        --   (16,983)         --          --       --    (16,983)
Cash dividends of pooled
 affiliates                   --     --        --   (32,345)         --          --       --    (32,345)
Common stock issued:
Business combinations        345      4     3,778     4,218          64          --       --      8,064
Incentive stock options      382      4     3,847    (2,177)         --       3,494       --      5,168
6-for-5 stock split
 effected in the form of
 a stock dividend          3,746     37       (37)       --          --          --       --         --
Tax benefits of
 restricted shares and
 options                      --     --       716        --          --          --       --        716
Purchase of treasury
 stock                        --     --        --        --          --      (3,599)      --     (3,599)
Pre-merger transactions
 of pooled company          (613)    (6)  (21,042)       --          --          --       --    (21,048)
--------------------------------------------------------------------------------------------------------
Balance, December 31,
 1997                     50,395    504   218,072   569,995      26,144      (1,023)      --    813,692
--------------------------------------------------------------------------------------------------------
Comprehensive income:
Net income                    --     --        --   157,020          --          --       --    157,020
Net unrealized holding
 gains arising during
 year                         --     --        --        --       2,292          --       --      2,292
Less: reclassification
 adjustment for net
 gains realized in net
 income                       --     --        --        --      (6,831)         --       --     (6,831)
Income tax effect             --     --        --        --       1,593          --       --      1,593
                                                                                               --------
Comprehensive income                                                                            154,074
                                                                                               --------
Cash dividends, $1.04
 per share                    --     --        --   (65,841)         --          --       --    (65,841)
Common stock issued:
Business combinations         --     --        --    (3,425)        171      15,253       --     11,999
Incentive stock options      317      3     3,778   (11,678)         --      15,823       --      7,926
5-for-4 stock split
 effected in the form of
 a stock dividend         12,678    127      (127)       --          --          --       --         --
Tax benefits of
 restricted shares and
 options                      --     --     4,034        --          --          --       --      4,034
Purchase of treasury
 stock                        --     --        --        --          --     (47,163)      --    (47,163)
--------------------------------------------------------------------------------------------------------
Balance, December 31,
 1998                     63,390   $634  $225,757  $646,071     $23,369    $(17,110)   $  --   $878,721
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                              ASSOCIATED BANC-CORP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               For the Years Ended December
                                                           31,
                                              --------------------------------
                                                1998       1997        1996
                                              ---------  ---------  ----------
                                                      (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                   $ 157,020  $  52,359  $  107,016
Adjustments to reconcile net income to net
cash provided by operating activities:
 Provision for possible loan losses              14,740     31,668      13,695
 Depreciation and amortization                   15,027     14,418      14,415
 Amortization (accretion) of:
 Mortgage servicing rights                        6,833      6,472       4,237
 Intangibles                                      5,844      6,217      11,983
 Investment premiums and discounts               (4,985)    (1,499)     (9,116)
 Deferred loan fees and costs                        13       (522)        151
 Deferred income taxes                            9,891    (20,953)     (4,342)
 (Gain) loss on sales of securities, net         (6,831)    32,776      10,678
 Gain on other asset sales, net                  (7,166)      (852)    (12,520)
 Gain on sales of loans held for sale, net      (24,341)    (8,981)     (6,976)
 (Increase) decrease in loans held for sale,
 net                                            (26,669)     5,810      29,586
 (Increase) decrease in interest receivable
 and other assets                                14,085     (1,663)      7,517
 Increase (decrease) in interest payable and
 other liabilities                              (14,892)    35,585       7,842
-------------------------------------------------------------------------------
Net cash provided by operating activities       138,569    150,835     174,166
-------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in federal funds sold and
securities purchased under agreements to
resell                                           29,476     20,891      31,698
Net (increase) decrease in interest-bearing
deposits in other financial institutions       (193,661)    (1,455)     32,398
Net increase in loans                          (231,285)  (465,510)   (418,676)
Mortgage servicing rights additions             (21,502)    (9,801)     (8,867)
Purchases of:
 Securities held to maturity                     (1,717)  (203,759)   (192,744)
 Securities available for sale                 (800,724)  (316,112) (1,156,929)
 Premises and equipment, net of disposals       (30,268)   (11,805)    (27,528)
 Bank owned life insurance                     (100,000)        --          --
Proceeds from:
 Sales of securities available for sale          62,168     71,178     434,145
 Maturities of securities available for sale    663,227     29,260     362,536
 Maturities of securities held to maturity      222,869    258,034     351,966
 Sales of other real estate owned                 9,530      7,177       9,262
 Sale of other assets                            32,301        343      62,573
Net cash received (paid) in acquisition of
subsidiary                                      (11,713)     5,051         461
-------------------------------------------------------------------------------
Net cash used by investing activities          (371,299)  (616,508)   (519,705)
-------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                         45,475    337,175     163,736
Net increase in short-term borrowings           321,607    117,555     264,186
Repayment of long-term borrowings                (1,464)        --      (2,644)
Proceeds from issuance of long-term
borrowings                                       13,538         --       6,000
Cash dividends                                  (65,841)   (49,328)    (39,587)
Proceeds from exercise of stock options           7,926      5,168       3,177
Proceeds from vesting of employee benefit
plans                                                --         --         271
Purchase of treasury stock                      (47,163)    (3,599)     (3,101)
Stock purchases by pooled company                    --    (21,048)    (14,447)
-------------------------------------------------------------------------------
Net cash provided by financing activities       274,078    385,923     377,591
-------------------------------------------------------------------------------
Net increase (decrease) in cash and cash
equivalents                                      41,348    (79,750)     32,052
Cash and due from banks at beginning of year    290,184    369,934     337,882
-------------------------------------------------------------------------------
Cash and due from banks at end of year        $ 331,532  $ 290,184  $  369,934
-------------------------------------------------------------------------------
Supplemental disclosures of cash flow
information:
Cash paid during the year for:
 Interest                                     $ 405,841  $ 409,797  $  375,318
 Income taxes                                    70,109     79,440      59,661
Supplemental schedule of noncash investing
activities:
 Loans transferred to other real estate           7,910      5,263       9,135
 Loans made in connection with the
  disposition of other real estate                  780        240         223
 Mortgage loans securitized and transferred
  to securities available for sale               78,557         --     161,087
 Securities transferred from held to
  maturity to available for sale                     --    251,946          --
 Mortgage loans transferred to loans held
  for sale                                                  68,340      27,068
 Acquisitions:
 Fair value of assets acquired, including
  cash and cash equivalents                     161,033         --      40,715
 Value ascribed to intangibles                   11,903         --       1,900
 Liabilities assumed                            144,405         --      34,772
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                             ASSOCIATED BANC-CORP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1998, 1997, and 1996

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accounting and reporting policies of Associated Banc-Corp and its subsidiaries (the Corporation) conform to generally accepted accounting principles and to general practice within the banking and mortgage banking industries. The following is a description of the more significant of those policies.

Throughout the notes to consolidated financial statements, references are made to FFC (First Financial Corporation) and FFB (First Financial Bank). See Note 2.

Business

The Corporation provides a full range of banking and related financial services to individual and corporate customers through its network of bank and nonbank affiliates in Wisconsin, Illinois, Nevada, Delaware, Minnesota, Arizona, California and Missouri. The Corporation is subject to competition from other financial institutions and is regulated by federal and state banking agencies and undergoes periodic examinations by those agencies.

Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of the Corporation and subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation. Results of operations of companies purchased are included from the date of acquisition. The consolidated financial statements have been restated to include companies acquired under pooling of interests when material. Certain amounts in the 1997 and 1996 consolidated financial statements have been reclassified to conform with the 1998 presentation.

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

Investment Securities

Securities are classified as held to maturity (HTM), available for sale (AFS), or trading. Investment securities classified as HTM, which management has the intent and ability to hold to maturity, are reported at amortized cost, adjusted for amortization of premiums and accretion of discounts using a method that approximates level yield. The amortized cost of debt securities classified as HTM or AFS is adjusted for amortization of premiums and accretion of discounts to the earlier of call date or maturity, or in the case of mortgage-related securities, over the estimated life of the security. Such amortization and accretion is included in interest income from the related security. AFS and trading securities are reported at fair value with unrealized gains and losses, net of related deferred income taxes, included in stockholders' equity or income, respectively. Realized securities gains or losses and declines in value judged to be other than temporary are included in investment securities gains (losses), net in the consolidated statements of income. The cost of securities sold is based on the specific identification method. Any security for which there has been other than temporary impairment of value is written down to its estimated market value.

In determining if declines in value are other than temporary, management estimates future cash flows to be generated by pools of loans underlying the mortgage-related securities. Included in this evaluation are such factors as
(i) estimated loan prepayment rates, (ii) a review of delinquencies, foreclosures, repossessions, and recovery rates relative to the underlying mortgage loans collateralizing each security, (iii) the level of available subordination or other credit enhancements, (iv) an assessment of the servicer of the underlying mortgage portfolio, and (v) the rating assigned to each security by independent national rating agencies.

Loans

Loans and leases are carried at the principal amount outstanding, net of any unearned income. Unearned income, primarily from direct leases, is recognized on a basis that generally approximates a level yield on the outstanding balances receivable. Interest on all other loans is based upon the principal amount outstanding.

Loans are normally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact on the collectibility of principal or interest on loans, it is management's practice to place such loans on nonaccrual status immediately, rather than delaying such action until the loans become 90 days past due. Previously accrued and uncollected interest on such loans is reversed, amortization of related loan fees is suspended, and income is recorded only to the extent that interest payments are subsequently received in cash and a determination has been made that the principal balance of the loan is collectible. If collectibility of the principal is in doubt, payments received are applied to loan principal. A nonaccrual loan is returned to accrual status when the obligation has been brought current and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

Loan origination fees and certain direct loan origination costs are deferred and the net amount is amortized over the contractual life of the related loans or over the commitment period as an adjustment of yield.

Loans Held for Sale

Loans held for sale are recorded at the lower of cost or market as determined on an aggregate basis and generally consist of current production of certain fixed-rate first mortgage loans. Holding costs are treated as period costs.

Allowance for Possible Loan Losses

The allowance for possible loan losses ("AFLL") is a reserve for estimated credit losses. Credit losses arise primarily from the loan portfolio. Actual credit losses, net of recoveries, are deducted from the AFLL. A provision for possible loan losses, which is a charge against earnings, is added to bring the AFLL to a level that, in management's judgment, is adequate to absorb losses inherent in the loan portfolio.

The allocation methodology applied by the Corporation, designed to assess the adequacy of the AFLL, focuses on changes in the size and character of the loan portfolio, changes in levels of impaired and other nonperforming loans, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, and historical losses on each portfolio category. The indirect risk in the form of off-balance sheet unfunded commitments is also taken into consideration. Management continues to target and maintain the AFLL equal to the allocation methodology plus an unallocated portion, as determined by economic conditions, and emerging systemic factors, such as Year 2000 issues, on the Corporation's borrowers. Management allocates AFLL for credit losses by pools of risk. The business loan (commercial mortgage; commercial, industrial, and agricultural; leases; and real estate construction) allocation is based on a quarterly review of individual loans, loan types, and industries. The retail loan (residential mortgage, home equity, and installment) allocation is based on analysis of historical delinquency and charge-off statistics and trends. Minimum loss factors used by the Corporation for criticized loan categories are consistent with regulatory agencies. Loss factors for non-criticized loan categories are based primarily on historical loan loss experience and peer group statistics.

Management, considering current information and events regarding the borrower's ability to repay their obligations, considers a loan to be impaired when it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the note agreement, including principal and interest. Management has determined that commercial loans and commercial real estate loans that have a nonaccrual status or have had their terms restructured meet this definition. Large groups of homogeneous loans, such as mortgage and installment loans and leases, are collectively evaluated for impairment. The amount of impairment is measured based upon the loan's observable market price, the estimated fair value of the collateral for collateral-dependent loans, or alternatively, the present value of expected future cash flows discounted at the loan's effective interest rate. Interest income on impaired loans is recorded when cash is received and only if principal is considered to be fully collectible.

Management believes that the AFLL is adequate. While management uses available information to recognize losses on loans, future additions to the AFLL may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's AFLL. Such agencies may require the Corporation to recognize additions to the AFLL based on their judgments about information available to them at the time of their examinations.

Other Real Estate Owned

Other real estate owned ("OREO") is included in other assets in the consolidated balance sheets and is comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure, and loans classified as in-substance foreclosure. OREO is recorded at the lower of recorded investment in the loans at the time of acquisition or the fair value of the properties, less estimated selling costs. Any write-down in the carrying value of a property at the time of acquisition is charged to the AFLL. Any subsequent write-downs to reflect current fair market value, as well as gains and losses on disposition and revenues and expenses incurred in maintaining such properties, are recorded directly to the income statement.

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

During 1998 and 1997, the Corporation recorded additional goodwill of $11.9 million and $1.6 million, respectively. Goodwill and deposit base intangibles outstanding, net of accumulated amortization, at December 31, 1998 and 1997 was $40.5 million and $34.4 million, respectively.

Mortgage Servicing Rights

The Corporation recognizes as separate assets the rights to service mortgage loans for others, however those rights are acquired. Capitalized mortgage servicing rights ("MSRs") are assessed for impairment based on the fair value of those rights.

The fair value of MSRs is determined based on quoted market prices for comparable transactions or a present value model of expected future cash flows. MSRs are amortized proportionately in relation to the associated servicing revenues over the estimated lives of the serviced loans. The Corporation evaluates and measures impairment of its servicing rights using stratifications based on the risk characteristics of the underlying loans. Management has determined those risk characteristics to include method of acquisition

(bulk versus loan-by-loan). Bulk acquisitions are further stratified by loan type, while loan-by-loan acquisitions are further stratified by loan type and interest rate. Impairment is recognized through a valuation allowance.

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

The Corporation files a consolidated federal income tax return. Accordingly, amounts equal to tax benefits of those subsidiaries having taxable federal losses or credits are reimbursed by other subsidiaries that incur federal tax liabilities. The Corporation also files state income tax returns with several jurisdictions.

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

Interest rate futures contracts are commitments to either purchase or sell a financial instrument at a specified dated on an agreed-upon future date. These contracts may be settled either in cash or by delivery of the underlying financial instruments. Positions which are designated and effectively hedge specific securities are correlated based on certain duration and convexity parameters. Realized gains and losses on positions used in the management of specific asset positions are deferred and amortized over the terms of the item hedged as adjustments to interest income. Gains or losses from terminated contracts are recognized as an adjustment to the hedged asset's recognized gain or loss in investment security sales gains or losses in noninterest income.

Stock Option Plan

As allowed under SFAS No. 123, "Accounting for Stock-Based Compensation," the Corporation measures stock-based compensation cost in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25). The Corporation has included in Note 12 the impact of the fair value of employee stock-based compensation plans on net income and earnings per share on a pro forma basis for awards granted since January 1, 1996, pursuant to SFAS No. 123.

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

All per share financial information except for the share information in the consolidated statements of changes in stockholders' equity, has been adjusted to reflect the 5-for-4 stock split, effected as a 25% stock dividend, paid to shareholders on June 12, 1998. See also Notes 12 and 19.

Current Accounting Matters

In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued. Pursuant to this rule, the consolidated statements of changes in stockholders' equity now include a new measure called "comprehensive income," which includes net income as well as certain items that are reported within a separate component of shareholders' equity that bypass net income. Currently, the Corporation's only component of other comprehensive income is its unrealized gains (losses) on securities available for sale.

In June 1997, SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," was issued. The provisions of this statement require disclosure of financial and descriptive information about an enterprise's operating segments. The statement defines an operating segment as a component of an enterprise that engages in business activities that generate revenue and incur expense. A segment is further defined as a component whose operating results are reviewed by the chief operating decision-maker in the determination of resource allocation and performance, and for which discrete financial information is available. Note 20 of the notes to consolidated financial statements includes segment information required by the new standard.

NOTE 2 BUSINESS COMBINATIONS:

The following table summarizes completed transactions during the three years ended December 31, 1998:

                                                              Consideration Paid
                                                            ------------------------
                                                                          Shares of
                                          Date   Method of      Cash        Common   Total Assets   Intangibles
       Name of Acquired Company         Acquired Accounting (In Millions)  Stock(A)  (In Millions) (In Millions)
----------------------------------------------------------------------------------------------------------------
Citizens Bankshares, Inc. ("Citizens")   12/98   Purchase      $16.2         448,571    $  161        $11.9
Shawano, Wisconsin
First Financial Corporation (B)          10/97   Pooling of      0.1      34,794,911     6,005           --
Stevens Point, Wisconsin                         interests
Centra Financial, Inc. (C)                2/97   Pooling of       --         517,956        76           --
West Allis, Wisconsin                            interests
F&M Bankshares of Reedsburg, Inc.         7/96   Pooling of       --         802,485       139           --
Reedsburg, Wisconsin (C)                         interests
Mid-America National Bancorp, Inc.        7/96   Purchase        7.8              --        39          1.9
Chicago, Illinois
Greater Columbia Bank Shares, Inc (B)     4/96   Pooling of       --       1,451,451       211           --
Portage, Wisconsin                               interests
SBL Capital Bank Shares, Inc. (C)         3/96   Pooling of       --         499,435        68           --
Lodi, Wisconsin                                  interests

(A) Share amounts have been restated to reflect the 5-for-4 stock split effected as a 25% dividend paid on June 12, 1998.
(B) All consolidated financial information has been restated as if the transaction had been effected as of the beginning of the earliest period presented.
(C) The transaction was not material to prior years' reported operating results and, accordingly, previously reported results were not restated.

On February 3, 1999, the Corporation consummated the acquisition of Windsor Bancshares, Inc., a Minnesota bank holding company. Windsor's principal subsidiary is Bank Windsor, which operates offices in the Minnesota communities of Minneapolis, Nerstrand, Sleepy Eye, and Chisholm. At December 31, 1998, Windsor had total consolidated assets of approximately $178 million. The transaction was consummated through the issuance of 799,961 shares of common stock and was accounted for under the purchase method. It is, therefore, not reflected in the accompanying consolidated financial statements.

NOTE 3 MERGER, INTEGRATION AND OTHER ONE-TIME CHARGES:

The Corporation recorded merger, integration, and other one-time charges of $51.6 million and $33.0 million in 1997 and 1996, respectively. No such charges were recorded in 1998.

Merger, integration, and other one-time charges of $51.6 million recorded in 1997 were associated with the acquisition of FFC, and consisted of $22.5 million in cash expenditures made in 1997, $4.5 million in noncash asset write-downs, and $24.6 million that was anticipated to be substantially paid in 1998. As of December 31, 1998, $5.0 million remained to be paid. One-time charges in 1996 consisted of $28.8 million associated with the recapitalization of the Savings Association Insurance Fund (SAIF) and $4.2 million relating to a change in accounting for the amortization of goodwill and other intangible assets. The components of the charges are shown below:

                                                          Year Ended
                                                         December 31,
                                                         1997    1996
                                                        ---------------
                                                        (in thousands)
Employee/director severance and contract costs          $12,598 $    --
SAIF recapitalization charge                                 --  28,767
Costs associated with duplicative facilities, computer
 systems,
 software, and integration                               20,181      --
Investment banking, legal, and accounting fees           11,151      --
Change in accounting for the amortization of goodwill
 and other intangible assets                                 --   4,238
Other                                                     7,692      --
                                                        ---------------
  Total merger, integration, and other one-time charges $51,622 $33,005
                                                        ===============

The pretax impact of merger, integration, and other one-time charges on basic earnings per share was $0.82 and $0.52 in 1997 and 1996, respectively. The pretax effect of these charges on diluted earnings per share was $0.81 in 1997 and $0.51 in 1996.

The Corporation recorded an additional provision for possible loan losses of $16.8 million in 1997, as a result of the merger with FFC, in order to conform the policies, practices, and procedures of FFC with those of the Corporation. Also, and as further discussed in Note 5, the Corporation recorded a $35.3 million pre-tax charge for other than temporary impairment of value of certain investment securities.

NOTE 4 RESTRICTIONS ON CASH AND DUE FROM BANKS:

The Corporation's bank subsidiaries are required to maintain certain vault cash and reserve balances with the Federal Reserve Bank to meet specific reserve requirements. These requirements approximated $75.1 million at December 31, 1998.

NOTE 5 INVESTMENT SECURITIES:

The amortized cost and fair values of securities HTM at December 31, 1998 and 1997 were as follows:

                                                      1998
                                    ----------------------------------------
                                                Gross      Gross
                                              Unrealized Unrealized
                                    Amortized  Holding    Holding     Fair
                                      Cost      Gains      Losses    Value
                                    ----------------------------------------
                                                 (In Thousands)
Federal agency securities           $ 66,204   $   886      $(20)   $ 67,070
Obligations of state and political
 subdivisions                        153,663     4,333        --     157,996
Mortgage-related securities          262,111     4,345       (48)    266,408
Other securities (debt)               68,797     2,669        --      71,466
                                    ----------------------------------------
Total securities HTM                $550,775   $12,233      $(68)   $562,940
                                    ========================================

                                                      1997
                                    ----------------------------------------
                                                Gross      Gross
                                              Unrealized Unrealized
                                    Amortized  Holding    Holding     Fair
                                      Cost      Gains      Leases    Value
                                    --------- ---------- ---------- --------
                                                 (In Thousands)
U. S. Treasury securities           $    498   $     2    $    --   $    500
Federal agency securities            146,259       896       (337)   146,818
Obligations of state and political
 subdivisions                        183,286     3,038        (24)   186,300
Mortgage-related securities          361,298     6,540     (1,886)   365,952
Other securities (debt)               81,183     1,491         (4)    82,670
                                    ----------------------------------------
Total securities HTM                $772,524   $11,967    $(2,251)  $782,240
                                    ========================================

The amortized cost and fair values of securities AFS at December 31, 1998 and 1997 were as follows:

                                                       1998
                                    -------------------------------------------
                                                 Gross      Gross
                                               Unrealized Unrealized
                                    Amortized   Holding    Holding      Fair
                                       Cost      Gains      Leases     Value
                                    ---------- ---------- ---------- ----------
                                                  (In Thousands)
U. S. Treasury securities           $   68,488  $ 1,114    $    --   $   69,602
Federal agency securities              248,697    2,204         --      250,901
Obligations of state and political
 subdivisions                          217,153    1,605     (1,188)     217,570
Mortgage-related securities          1,625,403   17,908       (780)   1,642,531
Other securities (debt and equity)     160,499   15,857         --      176,356
                                    -------------------------------------------
Total securities AFS                $2,320,240  $38,688    $(1,968)  $2,356,960
                                    ===========================================
                                                       1997
                                    -------------------------------------------
                                                 Gross      Gross
                                               Unrealized Unrealized
                                    Amortized   Holding    Holding      Fair
                                       Cost      Gains      Leases     Value
                                    ---------- ---------- ---------- ----------
                                                  (In Thousands)
U. S. Treasury securities           $  109,200  $   737    $   (96)  $  109,841
Federal agency securities              324,708    7,558     (1,724)     330,542
Obligations of state and political
 subdivisions                           14,312      229       (405)      14,136
Mortgage-related securities          1,536,134   21,848       (379)   1,557,603
Other securities (debt and equity)     142,081   14,178       (687)     155,572
                                    -------------------------------------------
Total securities AFS                $2,126,435  $44,550    $(3,291)  $2,167,694
                                    ===========================================

The amortized cost and fair values of investment securities HTM and AFS at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                         1998
                                       ----------------------------------------
                                        Held to maturity   Available for Sale
                                       ------------------ ---------------------
                                       Amortized   Fair   Amortized     Fair
                                         Cost     Value      Cost      Value
                                       --------- -------- ---------- ----------
                                                   (In Thousands)
Due in one year or less                $ 70,189  $ 70,664 $  233,703 $  250,038
Due after one year through five years   156,822   162,095    220,452    223,384
Due after five years through ten
 years                                   61,448    63,541    153,513    154,945
Due after ten years                         205       232     87,169     86,062
Total (excluding mortgage-related
 securities)                            288,664   296,532    694,837    714,429
Mortgage-related securities             262,111   266,408  1,625,403  1,642,531
                                       ----------------------------------------
Total                                  $550,775  $562,940 $2,320,240 $2,356,960
                                       ========================================

Total proceeds and gross realized gains and losses from sale of securities AFS for each of the three years ended December 31 were:

               1998    1997     1996
              ------- ------- --------
                   (In Thousands)
Proceeds      $62,168 $71,178 $434,145
Gross gains     9,357   2,462    6,875
Gross losses    2,526      --   17,588

Concurrent with the consummation of the merger with FFC in 1997, the Corporation transferred all nonagency mortgage-related securities and an agency security, with a combined amortized cost of $251.9 million, from securities HTM to securities AFS. These mortgage-related securities were transferred to maintain the existing interest rate risk position and credit risk policy of the Corporation.

Concurrent with the transfer in 1997, the Corporation recorded a $32.5 million pre-tax charge to earnings relative to one agency security with an amortized cost of $130.6 million. Management recorded this other than temporary impairment of value in the fourth quarter of 1997. This security is highly complex, comprised of multiple cash flows predominated by an inverse floater tied to LIBOR for which stress tests indicate that the cash flows are volatile in higher interest rate environments. The estimated fair value of this security at the time of the other than temporary impairment charge was based on quoted prices of instruments with similar characteristics and cash flow valuation techniques.

Additionally, the Corporation recorded a $2.8 million pre-tax charge on other mortgage-related securities that were transferred to available for sale with an amortized cost of $18.9 million to reflect an other than temporary impairment of value. These securities were subsequently sold with no additional loss in January 1998.

The net unrealized gain on the nonagency mortgage-related securities transferred to available for sale from held to maturity in 1997 that were not deemed to have an other than temporary impairment of value was $588,000, which was credited to stockholders' equity, net of income tax of $206,000.

In November 1996, the Corporation sold securities classified as HTM prior to their maturity dates. These securities were sold for $1.3 million which approximated amortized cost. These sales were made due to a significant deterioration in the issuer's creditworthiness and, therefore, were not considered to be inconsistent with their original classification.

Pledged securities HTM with an amortized cost and securities AFS at fair value totaled approximately $653 million at December 31, 1998 and $836 million at December 31, 1997 to secure certain deposits, Federal Home Loan Bank advances, or for other purposes as required or permitted by law.

NOTE 6 LOANS:

Loans at December 31 are summarized below:

                                     1998       1997
                                  ---------- ----------
                                     (In Thousands)
Commercial and financial          $  929,844 $  951,396
Agricultural                          32,364     35,443
Real estate--construction            461,157    335,978
Real estate--mortgage              5,079,270  4,942,237
Installment loans to individuals     750,831    793,424
Lease financing                       19,231     14,072

  Total                           $7,272,697 $7,072,550



A summary of the changes in the allowance for possible loan losses for the years indicated is as follows:

                                      1998      1997      1996
                                    --------  --------  --------
                                          (In Thousands)
Balance at beginning of year        $ 92,731  $ 71,767  $ 68,560
Balance related to acquisitions        3,636       728     3,511
Provision for possible loan losses    14,740    31,668    13,695
Charge-offs                          (17,039)  (15,049)  (17,616)
Recoveries                             5,609     3,617     3,617
                                                    -------------
Net charge-offs                      (11,430)  (11,432)  (13,999)
                                                    -------------
Balance at end of year              $ 99,677  $ 92,731  $ 71,767
                                                    -------------
                                                    -------------

Nonaccrual loans totaled $48.2 million and $32.4 million at December 31, 1998 and 1997, respectively.

Management has determined that commercial loans and commercial real estate loans that have nonaccrual status or have had their terms restructured are defined as impaired loans. The following table presents data on impaired loans at December 31:

                                                          1998    1997
                                                         ------- -------
                                                           (In Thousands)
Impaired loans for which an allowance has been provided  $ 1,887 $ 2,252
Impaired loans for which no allowance has been provided   13,540  10,652
                                                         ---------------
Total loans determined to be impaired                    $15,427 $12,904
                                                         ===============
AFLL related to impaired loans                           $   805 $ 1,206
                                                         ===============

For the years ended December 31:
                                                      1998    1997    1996
                                                     ------- ------- -------
                                                          (In Thousands)
Average recorded investment in impaired loans        $15,652 $13,103 $12,280
                                                     =======================
Cash basis interest income recognized from impaired
 loans                                               $ 1,062 $   650 $   594
                                                     =======================

The Corporation's subsidiaries have granted loans to their directors, executive officers, or their related affiliates. These loans were made on substantially the same terms, including rates and collateral, as those prevailing at the time for comparable transactions with other unrelated customers, and do not involve more than a normal risk of collection. These loans to related parties are summarized as follows:

                                                                1998
                                                           --------------
                                                           (In Thousands)
                                                           --------------
Balance at beginning of year                                  $ 72,861
New loans                                                      109,209
Repayments                                                     (78,510)
Changes due to status of executive officers and directors      (11,263)
                                                              --------
Balance at end of year                                        $ 92,297
                                                              ========

The Corporation serves the credit needs of its customers by offering a wide variety of loan programs to customers, primarily in Wisconsin and Illinois. The loan portfolio is widely diversified by types of borrowers, industry groups and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 1998, no concentrations existed in the Corporation's loan portfolio in excess of 10% of total loans, or $727 million.

Other real estate owned, which is included in other assets, totaled $6.0 million and $2.1 million at December 31, 1998 and 1997, respectively.

NOTE 7 MORTGAGE SERVICING RIGHTS:

A summary of changes in the balance of mortgage servicing rights is as follows:

                               1998     1997     1996
                              -------  -------  -------
                                  (In Thousands)
Balance at beginning of year  $22,535  $20,238  $15,634
 Additions                     21,502    9,801    8,867
 Amortization                  (6,833)  (6,472)  (4,237)
 Valuation allowance           (6,990)  (1,032)     (26)
                              -------------------------
Balance at end of year        $30,214  $22,535  $20,238
                              =========================

The valuation allowance was $8.0 million and $1.0 million at December 31, 1998 and 1997, respectively. At December 31, 1998, the Corporation was servicing 1- to 4-family residential mortgage loans owned by other investors with balances totaling $5.21 billion compared with $4.97 billion and $4.80 billion at December 31, 1997 and 1996, respectively.

NOTE 8 PREMISES AND EQUIPMENT:

A summary of premises and equipment at December 31 is as follows:

                                                   1998       1997
                                                 ---------  ---------
                                                     (In Thousands)
Premises                                         $ 120,013  $ 120,570
Land and land improvements                          26,150     26,180
Furniture and equipment                            119,758    102,193
Leasehold improvements                              11,500     11,476
Less: Accumulated depreciation and amortization   (137,279)  (132,596)
                                                 --------------------
  Total                                          $ 140,142  $ 127,823
                                                 ====================

Depreciation and amortization of premises and equipment totaled $14.4 million in 1998, $14.2 million in 1997, and $13.2 million in 1996.

Data processing and management information system services are provided by a third party to the Corporation pursuant to an agreement for information technology services. The agreement, in effect through March 2003, calls for monthly fixed and variable fees covering the cost of systems operations and the migration to new systems. System migration fees are amortized over the life of the agreement, while operational costs are expensed as incurred. Operational costs are subject to annual adjustment, indexed to changes in the Consumer Price Index (CPI). The facilities housing the data processing operations are owned by the Corporation, although remote processing locations are provided by vendors. Certain data processing and other related equipment is leased on a month-to-month basis. The costs associated with the agreement are included in the minimum annual rental and commitment table below.

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

The approximate minimum annual rentals and commitments under these noncancelable agreements and leases with remaining terms in excess of one year are as follows:

            (InThousands)
            -------------
1999           $ 9,789
2000             9,661
2001             9,055
2002             8,707
2003             4,234
Thereafter      18,663
               -------
Total          $60,109
               =======

Total rental and service expense under leases and other agreements, net of sublease income, totaled $23.7 million in 1998, $21.6 million in 1997, and $21.1 million in 1996.

NOTE 9 DEPOSITS:

The distribution of deposits at December 31 is as follows:

                                        1998       1997
                                     ---------- ----------
                                        (In Thousands)
Noninterest-bearing demand deposits  $  998,379 $  935,852
Interest-bearing demand deposits        814,188    736,539
Savings deposits                        980,151  1,012,049
Money market deposits                 1,142,067  1,014,365
Time deposits                         4,623,034  4,696,472
                                     ---------------------
  Total deposits                     $8,557,819 $8,395,277
                                     =====================

Time deposits of $100,000 or more were $853.6 million and $779.9 million at December 31, 1998 and 1997, respectively. Aggregate annual maturities of certificate accounts at December 31, 1998 are as follows:

Maturities
during
Year Ended
December
31,         (In Thousands)
----------  -------------
1999         $3,679,661
2000            772,046
2001             92,080
2002             38,857
2003             39,194
Thereafter        1,196
             ----------
  Total      $4,623,034
             ==========

NOTE 10 SHORT-TERM BORROWINGS:

Short-term borrowings at December 31 are as follows:

                                                      1998       1997
                                                   ---------- ----------
                                                      (In Thousands)
Federal funds purchased and securities sold under
 agreements to purchase                            $  502,586 $  712,250
Federal Home Loan Bank advances                       937,021    525,317
Notes payable to banks                                217,535     87,139
Other borrowed funds                                   13,951     12,302
                                                   ---------------------
  Total                                            $1,671,093 $1,337,008
                                                   =====================

Notes payable to banks are unsecured borrowings under existing lines of credit. At December 31, 1998, the Corporation's parent company had $225 million of established lines of credit with various nonaffiliated banks, of which $217.5 million was outstanding. Borrowings under these lines accrue interest at short-term market rates and are payable upon demand or in maturities up to 90 days.

Subsidiary banks have collateral pledge agreements whereby they have agreed to keep on hand at all times, free of all other pledges, liens, and encumbrances, whole first mortgages on improved residential property with unpaid principal balances aggregating no less than 167% of all outstanding borrowings from the Federal Home Loan Bank. Loans totaling approximately $1.6 billion and $1.1 billion were maintained as collateral to secure Federal Home Loan Bank advances at December 31, 1998, and December 31, 1997, respectively. In addition, at December 31, 1998, certain affiliate banks maintained as collateral to secure Federal Home Loan Bank advances $34.7 million of mortgage-related securities.

Included in short-term Federal Home Loan Bank advances are callable notes that have original maturities exceeding one year. However, these notes have one-year call premiums, which the Corporation expects may be called.

NOTE 11 LONG-TERM BORROWINGS:

Long-term borrowings at December 31 are as follows:

                                                                1998    1997
                                                               ------- -------
                                                               (In Thousands)
Federal Home Loan Bank (4.95% to 7.63% maturing in 2000
 through
 2013 in 1998, and 4.84% to 7.63% maturing in 1999 through
 2004 in 1997)                                                 $18,200 $ 5,882
Industrial development revenue bonds (6.60% to 7.25% in 1998, and 6.40%
 to 7.25% in 1997)                                               5,780   5,900
Collateralized mortgage obligations                              2,024   3,488
                                                               ---------------
  Total                                                        $26,004 $15,270
                                                               ===============

The table below summarizes the maturities of the Corporation's long-term borrowings at December 31, 1998:

Year                        (In Thousands)
----                        -------------
1999                              $    --
2000                                1,439
2001                                9,735
2002                                  140
2003                                7,247
Thereafter                          7,443
                                  -------
Total long-term borrowings        $26,004
                                  =======

The industrial revenue bonds are payable in annual installments ranging from $125,000 to $150,000 with additional payments of $1,910,000 and $3,320,000 due
October 1, 2012 and 2021, respectively. Interest is payable semi-annually. The bonds were used to refinance an apartment project which was previously sold. The bonds are collateralized by mortgage-backed securities with a carrying value and fair value of

$8,679,000 and $8,828,000, respectively, at December 31, 1998. The Corporation has a loan receivable from the buyer of $5,589,000 at December 31, 1998, which is secured by a first mortgage on the apartment project.

UFS Capital Corporation and FFS Funding Corporation, wholly-owned finance subsidiaries of the Corporation, have issued the collateralized mortgage obligations. Principal repayments are scheduled in varying amounts through January 2003. The obligations are collateralized by mortgage-backed securities held by UFS Capital Corporation with a carrying value of $4,779,000, and a fair value of $4,939,000 at December 31, 1998.

In January 1996, FFC redeemed all of its outstanding 8% subordinated notes due November 1999, which aggregated $54,925,000 at the date of redemption. The after-tax cost of $686,000 associated with the redemption has been reported as an extraordinary charge in 1996.

NOTE 12 STOCKHOLDERS' EQUITY:

The Corporation issued shares in conjunction with merger and acquisition activity (see Note 2 of the notes to consolidated financial statements). Additionally, on June 12, 1998, the Corporation distributed 12.7 million shares of common stock in connection with a 5-for-4 stock split effected in the form of a 25% stock dividend. On March 17, 1997, the Corporation distributed 3.7 million shares of common stock in connection with a 6-for-5 stock split effected in the form of a 20% stock dividend. Share and price information has been adjusted to reflect all stock splits and dividends.

The Corporation's Articles of Incorporation authorize the issuance of 750,000 shares of preferred stock at a par value of $1.00 per share. No shares have been issued.

At December 31, 1998, subsidiary net assets equaled $826.4 million, of which approximately $61.7 million could be transferred to the Corporation in the form of cash dividends without prior regulatory approval, subject to the capital needs of each subsidiary.

The Corporation has an Incentive Stock Option Plan that provides for the granting of options to key employees to purchase common stock at a price at least equal to the fair market value of the stock on the date of grant. The options granted are for a ten-year term and may be exercised at any time during this period. As of December 31, 1998, 11,107 shares remain available for granting. No options have been granted from this plan since 1985.

In January 1998, the Board of Directors, with subsequent approval of the Corporation's shareholders, approved an amendment, increasing the number of shares available to be issued by an additional 1,875,000 shares, to the Amended and Restated Long-Term Incentive Stock Plan ("Stock Plan"). The Stock Plan was adopted by the Board of Directors and originally approved by shareholders in 1987 and amended in 1994 and 1997. Options are generally exercisable up to 10 years from the date of grant and vest over two to three years. As of December 31, 1998, approximately 2,596,000 shares remain available for grants.

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

                                    1998                      1997                      1996
                          -----------------------------------------------------------------------------
                                        Range of                  Range of                  Range of
                            Options     Exercise      Options     Exercise      Options     Exercise
                          Outstanding    Prices     Outstanding    Prices     Outstanding    Prices
                          -----------------------------------------------------------------------------
Outstanding, January 1     2,396,119  $ 2.59-$32.58  2,695,339  $ 2.59-$24.58  2,748,840  $ 2.59-$19.34
Granted                      386,375   40.30- 42.80    317,213   28.17- 32.58    454,830   17.36- 24.58
Exercised                   (786,060)   2.59- 28.17   (608,378)   2.71- 24.58   (479,469)   2.59- 19.34
Forfeited                    (35,686)   7.49- 40.30     (8,055)  12.34- 28.17    (28,862)   8.36- 24.58
                      ---------------------------------------------------------------------------------
Outstanding, December 31   1,960,748  $ 2.59-$42.80  2,396,119  $ 2.59-$32.58  2,695,339  $ 2.59-$24.58
                      ---------------------------------------------------------------------------------
                      ---------------------------------------------------------------------------------
Options exercisable at
 year end                  1,297,179                 1,821,573                 1,737,679
                      ---------------------------------------------------------------------------------
                      ---------------------------------------------------------------------------------

The following table summarizes information about the Corporation's stock option's outstanding at December 31, 1998:

                       Options   Weighted Average  Remaining     Grants    Weighted Average
                     Outstanding  Exercise Price  Life (Years) Exercisable  Exercise Price
                     ----------- ---------------- -----------  ----------- ----------------
Range of Exercise
 Prices:
$ 2.59--$ 5.33           60,014       $ 3.59         2.15          60,014       $ 3.58
$ 6.69--$ 8.36          325,724         8.10         3.04         325,724         8.10
$11.40--$17.09          329,624        16.38         4.51         328,429        16.40
$17.36--$24.58          577,706        20.93         6.30         491,500        20.40
$28.17--$32.58          290,930        28.26         8.09          91,512        28.17
Greater than $40.30     376,750        40.31         9.07              --           --
                     ------------------------------------------------------------
TOTAL                 1,960,748       $22.31         6.13       1,297,179       $16.07
                     ============================================================

The Corporation applies APB Opinion No. 25 in accounting for the Stock Plan and, accordingly, compensation cost based on fair value at grant date has not been recognized for its stock options in the consolidated financial statements during the three years ended December 31, 1998. Had the Corporation determined the compensation cost based on the fair value at grant date for its stock options under SFAS No. 123, the Corporation's net income would have been reduced to the pro forma amounts indicated below:

                                             For the Years Ended
                                                December 31,
                                          -------------------------
                                            1998    1997     1996
                                          -------- ------- --------
                                          (In Thousands, except per
                                                   share)
Net Income                    As Reported $157,020 $52,359 $107,016
                              Pro Forma    155,268  51,179  106,293
Basic Net Income Per Share    As Reported     2.49    0.83     1.69
                              Pro Forma       2.46    0.81     1.68
Diluted Net Income Per Share  As Reported     2.46    0.82     1.66
                              Pro Forma       2.43    0.80     1.65

Pro forma net income reflects only options granted in 1998, 1997, and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' graded vesting period and compensation cost for options granted prior to January 1, 1996, is not considered. However, the annual expense allocation methodology prescribed by SFAS No. 123 attributes a higher percentage of the reported expense to earlier years than to later years, resulting in an accelerated expense recognition.

The fair value of each option granted is estimated on the grant date using the Black-Scholes option-pricing model. The following assumptions were used in estimating the fair value for options granted in 1998, 1997, and 1996:

                                 1998    1997    1996
                                ------  ------  ------
Dividend yield                    3.39%   2.10%   3.00%
Risk-free interest rate           5.61%   6.47%   5.46%
Weighted average expected life  7 yrs.  7 yrs.  7 yrs.
Expected volatility              21.95%  19.64%  20.49%

The weighted average per share fair values of options granted in 1998, 1997, and 1996 were $9.88, $8.00, and $5.54, respectively.

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

In February 1998, SFAS No. 132 "Employer's Disclosures about Pensions and Other Postretirement Benefits" was issued, and is effective for fiscal years beginning after December 31, 1997. The statement revises the required disclosures for pensions and other post retirement plans but does not change the measurement or recognition of such plans. The following tables set forth the plan's funded status and net periodic benefit cost as per the disclosure requirements of SFAS No. 132:

                                                            1998     1997
                                                           -------  -------
                                                                ($ in
                                                             Thousands)
Change In Benefit Obligation
Net benefit obligation at beginning of year                $31,144  $26,353
Service cost                                                 3,369    1,957
Interest cost                                                2,329    2,015
Plan amendments                                                 92      189
Actuarial loss                                               2,282    2,619
Gross benefits paid                                         (1,915)  (1,989)
                                                           ----------------
 Net benefit obligation at end of year                     $37,301  $31,144
                                                           ================
Change In Plan Assets
Fair value of plan assets at beginning of year             $34,230  $28,863
Actual return on plan assets                                 3,856    6,685
Employer contributions                                         864      671
Gross benefits paid                                         (1,915)  (1,989)
                                                           ----------------
 Fair value of plan assets at end of year                  $37,035  $34,230
                                                           ================
Funded Status
Funded status at end of year                               $  (266) $ 3,086
Unrecognized net actuarial gain                             (4,117)  (5,054)
Unrecognized prior service cost                                719      663
Unrecognized net transition asset                           (2,354)  (2,678)
                                                           ----------------
 Net amount recognized at end of year in the balance sheet $(6,018) $(3,983)
                                                           ================
Weighted Average Assumptions As Of December 31:
Discount rate                                                 6.75%    7.00%
Rate of increase in compensation levels                       5.00     5.00
                                                           ================

                          1998    1997    1996
                         ------  ------  ------
                           ($ in Thousands)
Components Of Net Peri-
 odic Benefit Cost
Service cost             $3,369  $1,957  $1,827
Interest cost             2,329   2,015   1,849
Expected return on plan
 assets                  (2,511) (2,151) (1,946)
Amortization of:
 Transition asset          (324)   (324)   (324)
 Prior service cost          35      31      31
 Actuarial loss              --       3       5
                         ----------------------
Total net periodic
 benefit cost            $2,898  $1,531  $1,442
                         ======================
Weighted average
 assumptions used in
 cost calculations:
Discount rate              7.00%   7.50%   7.00%
Rate of increase in
 compensation levels       5.00    5.00    5.00
Expected long-term rate
 of return on plan
 assets                    9.00    9.00    9.00
                         ======================

FFC had a noncontributory defined benefit retirement plan covering substantially all Illinois-based employees. The benefits were based primarily on years of service and the employee's compensation paid while a participant in the plan. This plan was merged into the Corporation's plan on January 1, 1998. Plan disclosures for periods prior to January 1, 1998, are included in the Corporation's disclosure above.

The Corporation and its subsidiaries also have a Profit Sharing/Retirement Savings Plan. The profit sharing contribution is determined annually by the Administrative Committee of the Board of Directors, based on a formula which utilizes return on average equity of each affiliate and the Corporation. Total expense related to contributions to the plan was $9.1 million, $4.5 million, and $4.4 million in 1998, 1997, and 1996, respectively. Prior to 1998, FFC had a defined-contribution profit sharing plan, under which corporate contributions were discretionary. This plan was merged with the Corporation's plan in January 1998. Total expense related to contributions to the FFC plan was $3.5 million and $2.1 million in 1997 and 1996, respectively.

FFC sponsored a supplemental executive retirement plan for certain executive officers, which is partially funded through life insurance and provides additional benefit at retirement, and an unfunded defined benefit retirement plan for all outside directors. FFC also entered into employment agreements with certain executive officers. As a result of the 1997 merger with the Corporation, FFC recorded a charge of $11.7 million for the year ended December 31, 1997, to terminate the plans and employment agreements. This charge is included in the Corporation's merger, integration, and other one-time charges as described in Note 3. Expense for the supplemental retirement plan and defined-benefit retirement plan for outside directors was $480,000 for 1996.

NOTE 14 INCOME TAX EXPENSE:

The current and deferred amounts of income tax expense (benefit) are as follows:

                                      Years ended
                                     December 31,
                                ------------------------
                                 1998    1997     1996
                                ------- -------  -------
                                    (In Thousands)
Current:
 Federal                        $65,938 $75,238  $55,660
 State                              114   9,624    6,169
                                ------------------------
Total current                    66,052  84,862   61,829
                                ------------------------
Deferred:
 Federal                          8,087 (17,860)  (2,875)
 State                            1,804  (3,093)  (1,467)
                                ------------------------
Total deferred                    9,891 (20,953)  (4,342)
                                ------------------------
Total income tax expense         75,943  63,909   57,487
                                ------------------------
Extraordinary item                   --      --     (370)
                                ------------------------
Total after extraordinary item  $75,943 $63,909  $57,117
                                ========================

Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities resulted in deferred taxes. Deferred tax assets and liabilities at December 31 are as follows:

                                                         1998     1997
                                                        -------  -------
                                                        (In Thousands)
Gross deferred tax assets:
 Allowance for possible loan losses                     $39,331  $37,218
 Accrued liabilities                                      6,886   14,098
 Accrued pension expense                                  1,395    1,372
 Deferred compensation                                    7,151    7,370
 Securities valuation adjustment                         18,580   17,389
 Deposit base intangible amortization                     4,696    4,406
 Benefit of tax loss carryforwards                       15,184   15,546
 Other                                                    2,648    2,655
                                                        ---------------------
Total gross deferred tax assets                          95,871  100,054
Valuation adjustment for deferred tax assets            (21,146) (23,965)
                                                        ---------------------
                                                         74,725   76,089
Gross deferred tax liabilities:
 Premises and equipment                                   3,692    3,875
 Deferred loan fee income and other loan yield
  adjustment                                                718      740
 FHLB bank stock dividend                                 1,059    1,059
 State income taxes                                       5,093    5,559
 Other                                                    8,217    4,959
                                                        ---------------------
Total gross deferred tax liabilities                     18,779   16,192
                                                        ---------------------
Net deferred tax assets                                  55,946   59,897
                                                        ---------------------
Tax effect of unrealized gain related to available for
 sale securities                                        (13,362) (14,938)
                                                        ---------------------
Net deferred tax assets including unrealized gain
 related to available for sale securities               $42,584  $44,959
                                                        ================

Components of the 1997 deferred tax assets have been adjusted to reflect the filing of corporate income tax returns.

For financial reporting purposes, a valuation allowance has been recognized to offset deferred tax assets related to state net operating loss carryforwards of a subsidiary and other temporary differences. When realized, the tax benefit for these items will be used to reduce current tax expense for that period.

The effective income tax rate differs from the statutory federal tax rate. The major reasons for this difference are as follows:

                                                       1998  1997  1996
                                                       ----  ----  ----
Federal income tax rate at statutory rate              35.0% 35.0% 35.0%
Increases (decreases) resulting from:
 Tax-exempt interest and dividends                     (1.7) (2.9) (2.0)
 State income taxes (net of federal income taxes)       1.7   3.3   1.8
 Merger, integration, and other one-time charges         --   3.4    --
 Change in valuation allowance for deferred tax assets (2.4) 15.7    --
 Other                                                   --   0.5   0.1
                                                       ----------------
 Effective income tax rate                             32.6% 55.0% 34.9%
                                                       ================

As of December 31, 1998, the Corporation had approximately $9.1 million of purchased net operating loss carryforwards available to reduce state tax liability through the year 2012. Utilization of the net operating loss carryforwards is reflected as a charge in lieu of current tax expense and recorded in the consolidated balance sheets as a reduction to goodwill.

FFB qualified under provisions of the Internal Revenue Code that permitted it to deduct from taxable income an allowance for bad debts that differed from the provision for such losses charged to income for financial reporting purposes. Accordingly, no provision for income taxes has been made for $79,243,000 of retained income at December 31, 1998. If income taxes had been provided, the deferred tax liability would have been approximately $31,804,000.

NOTE 15 COMMITMENTS AND CONTINGENT LIABILITIES:

Commitments and Letters of Credit

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage its own exposure to interest rate risk. These financial instruments include commitments to extend credit, commercial letters of credit, standby letters of credit and financial guarantees, and interest rate swaps.

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

The following is a summary of financial instruments with off-balance sheet risk at December 31:

                                                            1998       1997
                                                         ---------- ----------
                                                            (In Thousands)
Financial instruments whose contract amounts represent
 credit risk:
 Commitments to extend credit                            $2,929,012 $2,459,154
 Commercial letters of credit                                 9,795      3,981
 Standby letters of credit and financial guarantees
  written                                                   113,155     95,410
Financial instruments whose notional or contract amount
 exceeds the amount of credit risk:
 Interest rate swap agreements                                   --      3,300
 Futures                                                         --     70,500
Loans sold with recourse                                     11,904     12,000

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

The underlying contract may entail either financial or nonfinancial undertakings of the account party with the beneficiary. The underlying contract may involve such things as the customer's payment of commercial paper, delivery of merchandise, completion of a construction contract, or repayment of the account party's obligations to the beneficiary. Under the terms of a standby letter, as a general rule, drafts will be drawn only when the underlying event fails to occur as intended.

The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

The Corporation may enter into various interest rate swaps to assist managing its interest rate risk. In these swaps, the Corporation agrees to exchange, at specified intervals, the difference between fixed- and floating-interest amounts calculated on an agreed-upon notional principal amount.

There were no interest rate swaps at December 31, 1998. At December 31, 1997, $3.3 million of "pay-fixed" swaps were in effect converting a fixed rate commercial loan to a variable rate. At December 31, 1997, the market value of interest rate swaps was a positive $14,000.

If an interest rate swap that is used to manage interest rate risk is terminated early, any resulting gain or loss is deferred and accreted or amortized to noninterest income or expense over the remaining life of the asset related to the terminated agreement. Deferred gains totaling $10,000 at December 31, 1998, resulting from interest rate swaps terminated during 1994 with notional amounts of $19.8 million, are included in other liabilities and will be recognized as part of interest income in 1999.

The Corporation may enter into various interest rate futures contracts to hedge specific investment securities. These contracts are commitments to either purchase or sell a financial instrument at a specified date on an agreed-upon future date. There were no interest rate futures contracts outstanding at year-end 1998. In November 1997, the Corporation hedged certain agency issued zero-coupon bonds held by FFC, with a carrying value of $37.2 million and a market value of $41.6 million, by executing various interest rate futures contracts. At December 31, 1997, these contracts had a notional value of $70.5 million and a maturity date of March 1998. In January 1998, the futures contracts were closed and the zero-coupon bonds were sold, with a net gain of $5.1 million recognized in investment securities gains in the first quarter of 1998.

All loans currently sold to others are sold on a nonrecourse basis with the servicing rights of these loans retained by the Corporation. At December 31, 1998 and 1997, $12 million of the serviced loans were previously sold with recourse, the majority of which is either federally-insured or federally-guaranteed.

Legal

There are legal proceedings pending against certain subsidiaries of the Corporation which arose in the normal course of their business. Although litigation is subject to many uncertainties and the ultimate exposure with respect to these matters cannot be ascertained, management believes, based upon discussions with counsel, that the Corporation has meritorious defenses, and any ultimate liability would not have a material adverse effect on the consolidated financial position or results of operations of the Corporation.

NOTE 16 PARENT COMPANY FINANCIAL INFORMATION:

Presented below are condensed financial statements for the Parent Company:

                                 BALANCE SHEETS

                                               1998      1997
                                            ---------- --------
                                              (In Thousands)
ASSETS
Cash and due from banks                     $      645 $      5
Notes receivable from subsidiaries             255,513  138,897
Investment in subsidiaries                     826,403  746,081
Other assets                                    45,397   41,939
                                            -------------------
Total assets                                $1,127,958 $926,922
                                            ===================
LIABILITY AND STOCKHOLDERS' EQUITY
Short-term borrowings                       $  217,535 $ 88,389
Accrued expenses and other liabilities          31,702   24,841
                                            -------------------
Total liabilities                              249,237  113,230
Stockholders' equity                           878,721  813,692
                                            -------------------
Total liabilities and stockholders' equity  $1,127,958 $926,922
                                            ===================

                              STATEMENTS OF INCOME

                                                     For the Years Ended
                                                        December 31,
                                                  ---------------------------
                                                    1998     1997      1996
                                                  --------  -------  --------
                                                       (In Thousands)
INCOME
Dividends from subsidiaries                       $161,675  $63,355  $ 51,283
Management and service fees from subsidiaries       10,092    4,685     4,267
Interest income on notes receivable                  9,432    7,615     6,088
Other income                                         1,543      514       234
                                                  ---------------------------
Total income                                       182,742   76,169    61,872
                                                  ---------------------------
EXPENSE
Interest expense on borrowed funds                   5,571    4,634     4,449
Salaries and employee benefits                       7,367    3,871     3,287
Merger, integration and other one-time charges          --   20,837        --
Other expense                                        6,352    5,203     5,030
                                                  ---------------------------
Total expense                                       19,290   34,545    12,766
                                                  ---------------------------
Income before income tax expense (benefit) and
 equity in undistributed income                    163,452   41,624    49,106
Income tax expense (benefit)                           751   (6,155)     (547)
                                                  ---------------------------
Income before equity in undistributed net income
 of subsidiaries                                   162,701   47,779    49,653
Equity in undistributed net income of
 subsidiaries                                       (5,681)   4,580    57,363
                                                  ---------------------------
Net income                                        $157,020  $52,359  $107,016
                                                  ===========================

                            STATEMENTS OF CASH FLOWS

                                                     For the Years Ended
                                                        December 31,
                                                 -----------------------------
                                                   1998       1997      1996
                                                 ---------  --------  --------
                                                       (In Thousands)
OPERATING INCOME
Net income                                       $ 157,020  $ 52,359  $107,016
Adjustments to reconcile net income to net cash
provided by operating activities:
 (Increase) decrease in equity in undistributed
 net income of subsidiaries                          5,681    (4,580)  (57,363)
 Depreciation and other amortization                   298       161       135
 Amortization of intangibles                           443       446       805
 Loss (gain) on sales of assets, net                (1,321)     (356)       --
 (Increase) decrease in interest receivable and
 other assets                                        2,949   (10,714)      599
 Increase (decrease) in interest payable and
 other liabilities                                   6,226    12,080      (252)
 Other, net                                             --        --      (154)
                                                 -----------------------------
Net cash provided by operating activities          171,296    49,396    50,786
                                                 -----------------------------
INVESTING ACTIVITIES
Proceeds from sales of investment securities         1,602       357        --
Net cash paid in acquisition of subsidiary         (16,021)       --        --
Net increase in notes receivable                  (116,616)  (16,335)  (12,374)
Purchase of premises and equipment, net of
disposals                                           (1,527)     (176)      (82)
Capital contribution to subsidiaries               (62,162)       --    (9,200)
                                                 -----------------------------
Net cash used by investing activities             (194,724)  (16,154)  (21,656)
                                                 -----------------------------
FINANCING ACTIVITIES
Net increase (decrease) in short-term
borrowings                                         129,146    14,213    (8,546)
Cash dividends                                     (65,841)  (49,328)  (20,278)
Proceeds from exercise of stock options              7,926     5,168     1,476
Purchase of treasury stock                         (47,163)   (3,599)   (3,101)
                                                 -----------------------------
Net cash provided (used) by financing
activities                                          24,068   (33,546)  (30,449)
                                                 -----------------------------
Net increase (decrease) in cash and cash
equivalents                                            640      (304)   (1,319)
Cash and due from banks at beginning of year             5       309     1,628
                                                 -----------------------------
Cash and due from banks at end of year           $     645  $      5  $    309
                                                 =============================

NOTE 17 FAIR VALUE OF FINANCIAL INSTRUMENTS:

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Corporation disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Corporation's financial instruments.

The estimated fair values of the Corporation's financial instruments at December 31, 1998 and 1997 are as follows:

                                         1998                  1997
------------------------------------------------------------------------------
                                  Carrying              Carrying
                                   Amount   Fair Value   Amount    Fair Value
------------------------------------------------------------------------------
                                               (In Thousands)
Financial assets:
 Cash and due from banks         $  331,532 $  331,532 $  290,184  $  290,184
 Interest-bearing deposits
 in other financial institutions    200,467    200,467      5,019       5,019
 Federal funds sold
 and securities purchase under
 agreements to resell                 4,485      4,485     11,511      11,511
 Investment securities:
  Held to maturity                  550,775    562,940    772,524     782,240
  Available for sale              2,356,960  2,356,960  2,167,694   2,167,694
 Loans held for sale                165,170    166,011    114,001     114,160
 Loans                            7,272,697  7,339,376  7,072,550   7,105,289
Financial liabilities:
 Deposits                         8,557,819  8,569,915  8,395,277   8,409,633
 Short-term borrowings            1,671,093  1,671,093  1,337,008   1,337,008
 Long-term borrowings                26,004     27,814     15,270      15,387
Off balance sheet:
 Interest swap agreements                --         --          2          14
 Futures contracts                       --         --     (1,421)     (1,421)
                                 --------------------------------------------

There were no interest rate swaps or futures contracts at December 31, 1998. At December 31, 1997, the contract or notional amount of off balance sheet instruments was $3.3 million of interest swap agreements and $70.5 million of futures contracts.

Cash and due from banks, interest-bearing deposits in other financial institutions, and federal funds sold and securities purchased under agreements to resell

For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment securities held to maturity, investment securities available for sale, and trading account securities

The fair value of investment securities held to maturity, investment securities available for sale, and trading account securities, except certain state and municipal securities, is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. The fair value of certain state and municipal securities is not readily available through market sources other than dealer quotations, so fair value estimates are based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued. There were no trading account securities at December 31, 1998 or 1997.

Loans Held for Sale

Fair value is estimated using the prices of the Corporation's existing commitments to sell such loans and/or the quoted market prices for commitments to sell similar loans.

Loans

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, commercial real estate, residential mortgage, credit card and other consumer. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for similar maturities. Future cash flows are also adjusted for estimated reductions or delays due to delinquencies, nonaccruals, or potential charge-offs.

Deposits

The fair value of deposits with no stated maturity such as noninterest-bearing demand deposits, savings, NOW accounts, and money market accounts, is equal to the amount payable on demand as of December 31. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

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

Commitments to extend credit, commercial letters of credit, standby letters of credit and financial guarantees written

Fair values for commitments to extend credit, commercial letters of credit, standby letters of credit, and financial guarantees written are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties' credit standing and discounted cash flow analyses. The fair value of these off-balance-sheet items approximates the recorded amounts of the related fees and is not material at December 31, 1998 and 1997.

Interest rate swap agreements and futures contracts

The fair value of interest rate swap agreements and futures contracts are obtained from dealer quotes. These values represent the estimated amount the Corporation would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counter parties.

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Corporation's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Corporation's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

NOTE 18 REGULATORY MATTERS:

The Corporation and the affiliate banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets

(as defined). Management believes, as of December 31, 1998, that the Corporation and the subsidiary banks meet all capital adequacy requirements to which they are subject.

As of December 31, 1998 and 1997, the most recent notifications from the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation categorized the Corporation and its subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Corporation must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions' category.

The actual capital amounts and ratios of the Corporation and its significant subsidiaries are presented below. No deductions from capital were made for interest rate risk in 1998 or 1997.

                                                    To Be Well
                                                    Capitalized
                                                   Under Prompt
                                   For Capital      Corrective
                                    Adequacy          Action
                    Actual          Purposes        Provisions:
                ---------------  ---------------  ---------------
                 Amount  Ratio*   Amount  Ratio*   Amount  Ratio*
                -------- ------  -------- ------  -------- ------
                               ($ In Thousands)
As of December
31, 1998:
--------------
Associated
Banc-Corp
----------
Total Capital   $906,326 12.28%  $590,291 ^8.00%  $737,863 ^10.00%
Tier I Capital  $815,069 11.05%  $295,145 ^4.00%  $442,718 ^ 6.00%
Leverage        $815,069  7.56%  $431,304 ^4.00%  $539,130 ^ 5.00%
Associated
Bank Illinois,
N.A.
--------------
Total Capital   $199,346 14.04%  $113,605 ^8.00%  $142,006 ^10.00%
Tier I Capital  $181,509 12.78%  $ 56,803 ^4.00%  $ 85,204 ^ 6.00%
Leverage        $181,509 12.82%  $ 56,641 ^4.00%  $ 70,801 ^ 5.00%
Associated
Bank Milwaukee
--------------
Total Capital   $158,680 10.08%  $125,887 ^8.00%  $157,359 ^10.00%
Tier I Capital  $137,508  8.74%  $ 62,944 ^4.00%  $ 94,415 ^ 6.00%
Leverage        $137,508  7.47%  $ 73,672 ^4.00%  $ 92,091 ^ 5.00%
Associated
Bank Green Bay
--------------
Total Capital   $138,636 10.26%  $108,137 ^8.00%  $135,172 ^10.00%
Tier I Capital  $108,023  7.99%  $ 54,069 ^4.00%  $ 81,103 ^ 6.00%
Leverage        $108,023  6.92%  $ 62,397 ^4.00%  $ 77,997 ^ 5.00%
Associated
Bank North
----------
Total Capital   $108,959 12.92%  $ 67,457 ^8.00%  $ 84,321 ^10.00%
Tier I Capital  $ 97,094 11.51%  $ 33,729 ^4.00%  $ 50,593 ^ 6.00%
Leverage        $ 97,094 10.09%  $ 38,501 ^4.00%  $ 48,127 ^ 5.00%
As of December
31, 1997:
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

NOTE 19 EARNINGS PER SHARE:

Presented below are the calculations for basic and diluted earnings per share:

                                                 For the Years Ended
                                                    December 31,
                                              -------------------------
                                                1998    1997     1996
                                              -------- ------- --------
                                              (in thousands, except per
                                                     share data)
Basic:
 Income before extraordinary item             $157,020 $52,359 $107,702
 Extraordinary item                                 --      --     (686)
                                              -------------------------
Net income available to common stockholders   $157,020 $52,359 $107,016
Weighted average shares outstanding             63,125  62,884   63,205
Basic earnings per common share before
extraordinary item                            $   2.49 $  0.83 $   1.70
Basic earnings per common share               $   2.49 $  0.83 $   1.69
                                              =========================
Diluted:
 Income before extraordinary item             $157,020 $52,359 $107,702
 Extraordinary item                                 --      --     (686)
                                              -------------------------
Net income available to common stockholders   $157,020 $52,359 $107,016
Weighted average shares outstanding             63,125  62,884   63,205
Effect of dilutive stock options outstanding       664   1,051    1,175
                                              -------------------------
Diluted weighted average shares outstanding     63,789  63,935   64,380
Diluted earnings per common share before
extraordinary item                            $   2.46 $  0.82 $   1.67
Diluted earnings per common share             $   2.46 $  0.82 $   1.66
                                              =========================

NOTE 20 SEGMENT REPORTING

In June 1997, SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," was issued, requiring selected financial and descriptive information about reportable operating segments. The statement replaces the "industry segment" concept of SFAS No. 14 with a "management approach" concept as the basis for identifying reportable segments. The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions, allocating resources, and assessing performance. Consequently, the segments are evident from the structure of the enterprise's internal organization, focusing on financial information that an enterprise's chief operating decision-makers use to make decisions about the enterprise's operating matters.

While the Corporation is beginning in 1999 a process toward evaluating business lines and products across its subsidiaries, management decision-making has been and is still strongly based on financial information by legal entity. The Corporation, prior to and since the 1997 merger with FFC, has managed itself as a multibank holding company with a super community banking philosophy. Each banking entity is empowered to make decisions that are appropriate for its customers and for the business environment of its communities.

The Corporation's reportable segment is banking. The Corporation conducts its banking segment through its bank, leasing, mortgage, insurance, and brokerage subsidiaries. For purposes of segment disclosure under this statement, these entities have been combined as one, given these segments have similar economic characteristics and the nature of their products, services, processes, customers, delivery channels, and regulatory environment are similar. Banking includes: a) business banking--small business and other business lending, investment management, leasing, business deposits, and a complement of services such as cash management, insurance, and international banking; and b) retail banking--installment, mortgage and other real estate lending, credit cards, insurance, brokerage, and deposits.

The "other" segment is comprised of smaller nonreportable segments, including asset management (conducted through a trust subsidiary and within trust departments of certain bank subsidiaries), consumer finance, treasury, holding company investments, as well as inter-segment eliminations and residual revenues and expenses, representing the difference between actual amounts incurred and the amounts allocated to operating segments.

The accounting policies of the segments are the same as those described in
Note 1. Selected segment information is presented below.

                                                                 Consolidated
                             Banking     Other     Eliminations     Total
                                      ---------------------------------------
                                            (In Thousands)
1998
Interest income            $   813,561 $   10,374  $   (38,170)  $   785,765
Interest expense               441,771      7,427      (38,170)      411,028
 Net interest income           371,790      2,947           --       374,737
Provision for loan losses       15,240         --         (500)       14,740
Noninterest income             137,182     86,489      (55,720)      167,951
Depreciation and
 amortization                   32,855      3,785       (1,354)       35,286
Other noninterest expense      246,442     58,431      (45,174)      259,699
Income taxes                    69,197      6,571          175        75,943
                                      ---------------------------------------
 Net income                $   145,238 $   20,649  $    (8,867)  $   157,020
                                      ---------------------------------------
                                      ---------------------------------------
Total assets               $11,479,306 $1,235,362  $(1,464,001)  $11,250,667
                                      ---------------------------------------
                                      ---------------------------------------
1997
Interest income            $   806,408 $    9,757  $   (28,246)  $   787,919
Interest expense               433,641      6,331      (28,335)      411,637
 Net interest income           372,767      3,426           89       376,282
Provision for loan losses       13,868         --        1,000        14,868
Noninterest income             107,622     56,397      (33,427)      130,592
Depreciation and
 amortization                   26,216      2,698           --        28,914
Other noninterest expense      282,202     47,765      (86,855)      243,112
Income taxes                    75,727      2,425         (350)       77,802
                                      ---------------------------------------
 Subtotal                  $    82,376 $    6,935  $    52,867   $   142,178
                                      ---------------------------------------
                                      ---------------------------------------
Unusual charges, net of
 tax*                                                                (89,819)
                                                                 -----------
 Net income                                                      $    52,359
                                                                 ===========
Total assets               $12,469,413 $1,400,046  $(3,179,017)  $10,690,442
                                      ---------------------------------------
                                      ---------------------------------------
1996
Interest income            $   744,496 $    7,981  $   (20,714)  $   731,763
Interest expense               390,256      6,380      (20,714)      375,922
 Net interest income           354,240      1,601           --       355,841
Provision for loan losses       13,695         --           --        13,695
Noninterest income              94,273     17,687        4,314       116,274
Depreciation and
 amortization                   24,324      2,358           --        26,682
Other noninterest expense      219,070     35,964      (21,490)      233,544
Income taxes                    54,238      3,249           --        57,487
                                      ---------------------------------------
 Total                     $   137,186 $  (22,283) $    25,804   $   140,707
                                      ---------------------------------------
                                      ---------------------------------------
Unusual charges, net of
 tax*                                                                (33,691)
                                                                 -----------
 Net income                                                      $   107,016
                                                                 ===========
Total assets               $11,923,429 $1,004,941  $(2,807,957)  $10,120,413
                                      ---------------------------------------
                                      ---------------------------------------

* Unusual charges are described in Notes 3 and 11.

INDEPENDENT AUDITORS' REPORT
ASSOCIATED BANC-CORP

The Board of Directors
Associated Banc-Corp:

We have audited the accompanying consolidated balance sheets of Associated Banc-Corp and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of Associated Banc-Corp's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of First Financial Corporation and subsidiaries, a wholly-owned subsidiary of Associated Banc-Corp as of December 31, 1997, which statements reflected total assets constituting 55.2% as of December 31, 1997, and total revenues constituting 52.6% and 55.5% for the years ended December 31, 1997 and 1996, respectively, of the related consolidated totals. Those financial statements were audited by Ernst & Young LLP whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for First Financial Corporation and subsidiaries, is based solely on the report of Ernst & Young LLP.

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

In our opinion, based on our audits and the report of Ernst & Young LLP, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Associated Banc-Corp and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.
[KPMG LOGO APPEARS HERE]

KPMG LLP
Chicago, Illinois
January 21, 1999

INDEPENDENT AUDITORS' REPORT
FIRST FINANCIAL CORPORATION

The Board of Directors
First Financial Corporation

We have audited the consolidated balance sheet of First Financial Corporation and subsidiaries (the "Corporation") as of December 31, 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1997 (not presented separately herein). These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Financial Corporation and subsidiaries at December 31, 1997, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

[SIGNATURE OF ERNST & YOUNG APPEARS HERE]
Ernst & Young LLP
Milwaukee, Wisconsin
January 22, 1998

Market Information

                                       Market Price
                                        Range Sales
                                          Prices
                                       -------------
             Dividends Paid Book Value  High   Low
             -------------- ---------- ------ ------
1998
 4th Quarter     $.2900       $13.97   $37.00 $26.75
 3rd Quarter     $.2900       $13.96   $42.38 $31.44
 2nd Quarter     $.2320       $13.70   $43.70 $36.25
 1st Quarter     $.2320       $13.24   $43.80 $38.09
1997
 4th Quarter     $.2320       $12.92   $47.00 $36.59
 3rd Quarter     $.2320       $13.91   $39.16 $31.20
 2nd Quarter     $.2320       $13.44   $31.59 $28.59
 1st Quarter     $.1934       $12.94   $32.41 $27.61

Annual dividend rate: $1.16

Market information has been restated for the 5-for-4 stock split declared April 22, 1998, effected as a 25% stock dividend paid on June 12, 1998, to shareholders of record at the close of business on June 1, 1998.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information in the Corporation's definitive Proxy Statement, prepared for the 1999 Annual Meeting of Shareholders, which contains information concerning directors of the Corporation, under the caption "Election of Directors," is incorporated herein by reference. The information concerning "Executive Officers of the Registrant," as a separate item, appears in Part I of this document.

ITEM 11 EXECUTIVE COMPENSATION

The information in the Corporation's definitive Proxy Statement, prepared for the 1999 Annual Meeting of Shareholders, which contains information concerning this item, under the caption "Executive Compensation," is incorporated herein by reference.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information in the Corporation's definitive Proxy Statement, prepared for the 1999 Annual Meeting of Shareholders, which contains information concerning this item, under the captions "Security Ownership of Beneficial Holders" and "Security Ownership of Management," is incorporated herein by reference.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in the Corporation's definitive Proxy Statement, prepared for the 1999 Annual Meeting of Shareholders, which contains information concerning this item under the caption "Certain Transactions," is incorporated herein by reference.

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

      Consolidated Balance Sheets--December 31, 1998 and 1997

      Consolidated Statements of Income--For the Years Ended December 31, 1998, 1997, and 1996

      Consolidated Statements of Changes in Stockholders' Equity--For the Years Ended December 31, 1998, 1997, and 1996

      Consolidated Statements of Cash Flows--For the Years Ended December 31, 1998, 1997, and 1996

      Notes to Consolidated Financial Statements

      Independent Auditors' Reports

(a) 3Exhibits Required by Item 601 of Regulation S-K

 Exhibit                                         Sequential Page Number or
  Number             Description                Incorporate by Reference to
-------------------------------------------------------------------------------
 (3)(a)   Articles of Incorporation          Filed as Exhibit (3)(a) to Report
                                             on Form 10-K for fiscal year
                                             ended December 31, 1997
 (3)(b)   Bylaws                             Filed as Exhibit (3)(b) to Report
                                             on Form 10-K for fiscal year
                                             ended December 31, 1997
 (4)      Instruments Defining the Rights
          of Security Holders, Including
          Indentures
          The Registrant, by signing this
          report, agrees to furnish the
          Securities and Exchange
          Commission, upon its request, a
          copy of any instrument that
          defines the rights of holders of
          long-term debt of the Registrant
          and all of its subsidiaries for
          which consolidated or
          unconsolidated financial
          statements are required to be
          filed and that authorizes a
          total amount of securities not
          in excess of 10% of the total
          assets of the Registrant and its
          subsidiaries on a consolidated
          basis
 *(10)(a) The 1982 Incentive Stock Option    Filed as Exhibit (10) to Report
          Plan of the Registrant             on Form 10-K for fiscal year
                                             ended December 31, 1987
 *(10)(b) The Restated Long-Term Incentive   Exhibits filed with Associated's
          Stock Plan of the Registrant       registration statement (333-46467)
                                             on Form S-8 filed under the
                                             Securities Act of 1933
 *(10)(c) Change of Control Plan of the      Exhibit (10)(d) to Report on
          Registrant effective April 25,     Form 10-K for fiscal year ended
          1994                               December 31, 1994

 Exhibit                                             Sequential Page Number or
  Number               Description                  Incorporate by Reference to
-------------------------------------------------------------------------------
 *(10)(d) Deferred Compensation Plan and         Exhibit (10)(e) to Report
          Deferred Compensation Trust            on Form 10-K for fiscal year
          effective as of December 16, 1993,     ended December 31, 1994
          and Deferred Compensation Agreement
          of the Registrant dated December 31,
          1994
 (11)     Statement Re Computation of Per        See Note 19 in Part II Item 8
          Share Earnings
 (21)     Subsidiaries of the Corporation        Filed herewith
 (23)     Consent of Independent Auditors        Filed herewith
 (24)     Power of Attorney                      Filed herewith

---------------------
* Management contracts and arrangements.

  Schedules and exhibits other than those listed are omitted for the reasons that they are not required, are not applicable or that equivalent information has been included in the financial statements, and notes thereto, or elsewhere herein.

(b) Reports on Form 8-K

  None

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             /s/ H. B. Conlon
                                          ASSOCIATED BANC-CORP

                                             H. B. Conlon
Date: March 23, 1999                      By: _________________________________
                                             Chairman & Chief Executive
                                             Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  /s/ H. B. Conlon
 By: ________________________________        *
                                           By: ________________________________
  H. B. Conlon                               William R. Hutchinson
  Chairman and Chief Executive               Director
  Officer


                                             *
                                           By: ________________________________
  /s/ Joseph B. Selner
 By: ________________________________        Robert P. Konopacky
  Joseph B. Selner                           Director
  Chief Financial Officer
  Principal Financial Officer and
  Principal Accounting Officer


  /s/ Robert C. Gallagher
 By: ________________________________        *
                                           By: ________________________________
  Robert C. Gallagher                        Dr. George R. Leach
  President, Chief Operating                 Director
  Officer, and a Director


  *
 By: ________________________________        *
                                           By: ________________________________
  John C. Seramur                            John C. Meng
  Vice Chairman                              Director


  *
 By: ________________________________        *
                                           By: ________________________________
  Robert S. Gaiswinkler                      J. Douglas Quick
  Director                                   Director


  *
 By: ________________________________        *
                                           By: ________________________________
  Ronald R. Harder                           John H. Sproule
  Director                                   Director


  *
 By: ________________________________        *
                                           By: ________________________________
  John S. Holbrook, Jr.                      Ralph R. Staven
  Director                                   Director


  /s/ Brian R. Bodager
*By: ________________________________        *
                                           By: ________________________________
  Brian R. Bodager                           Norman L. Wanta
  Attorney-in-Fact                           Director

Date: March 23, 1999