Form 10-Q
period 1999-03-31
ASSOCIATED BANC-CORP
filed 1999-05-14
CIK 7789

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -------  EXCHANGE ACT OF 1934


          For the quarterly period ended        March 31, 1999
                                        ----------------------------------------

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934

          For the transition period from                   to
                                        ------------------   -------------------
Commission file number               0-5519
                      ----------------------------------------------------------

                              Associated Banc-Corp
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Wisconsin                                       39-1098068
--------------------------------------------------------------------------------
(State or other  jurisdiction of               (IRS employer identification no.)
 incorporation  or  organization)

1200 Hansen Road, Green Bay, Wisconsin                      54304
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant's common stock, par value $0.01 per share, at April 30, 1999, was 63,373,548 shares.

                              ASSOCIATED BANC-CORP
                                TABLE OF CONTENTS

                                                                       Page No.
                                                                       --------
PART I.  Financial Information

         Item 1.  Financial Statements (Unaudited):

                  Consolidated Balance Sheets -
                  March 31, 1999, March 31, 1998
                  and December 31, 1998                                    3

                  Consolidated Statements of Income -
                  Three Months Ended  March 31, 1999
                  and 1998                                                 4

                  Consolidated Statement of Changes in Stockholders'
                  Equity - Three Months Ended March 31, 1999               5

                  Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 1999 and 1998               6

                  Notes to Consolidated Financial Statements               7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           11

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                             23

PART II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K             See Footnote (5)
                                                               in Part I Item I

Signatures

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

                              ASSOCIATED BANC-CORP
                           Consolidated Balance Sheets
                                   (Unaudited)

                        March 31, March 31, December 31,
                                 1999 1998 1998
                                               ----       ----        ----
                        (In thousands, except share data)
ASSETS



Cash and due from banks                     $ 253,330    $ 297,600    $ 331,532
Interest-bearing deposits in other
  financial institutions                        5,600       89,627      200,467
Federal funds sold and securities
  purchased under agreements to resell         33,225       33,301        4,485

Investment securities:
  Held to maturity-at amortized cost
    (fair value of  $520,819, $745,401,
     and $562,940, respectively               512,340      734,928      550,775
  Available for sale-at fair value
  (amortized cost of $2,492,237,
   $1,978,559, and $2,320,240,
   respectively)                            2,516,992    2,024,805    2,356,960
Loans held for sale                           127,893      101,833      165,170
Loans                                       7,463,922    7,167,327    7,272,697
Allowance for possible loan losses           (103,064)     (93,415)     (99,677)
                                            ---------    ---------    ---------
    Loans, net                              7,360,858    7,073,912    7,173,020
Premises and equipment                        140,455      125,822      140,142
Other assets                                  351,501      210,440      328,116
                                            ---------    ---------    ---------
      Total assets                        $11,302,194  $10,692,268  $11,250,667
                                           ==========   ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing deposits              $   948,173  $   841,968  $   998,379
Interest-bearing deposits                   7,488,487    7,651,453    7,559,440
                                            ---------    ---------    ---------
      Total deposits                        8,436,660    8,493,421    8,557,819
Short-term borrowings                       1,815,020    1,181,363    1,671,093
Long-term debt                                 27,848       30,150       26,004
Accrued expenses and other liabilities        119,135      150,508      117,030
                                            ---------    ---------    ---------
      Total liabilities                    10,398,663    9,855,442   10,371,946

Stockholders' equity
  Preferred stock                                  --           --           --
  Common stock (par value $0.01
    per share, authorized
    100,000,000 shares, issued
    63,389,734, 63,389,734 and
    63,389,734 shares, respectively)              634          507          634
  Surplus                                     225,757      221,850      225,757
  Retained earnings                           663,328      592,169      646,071
  Accumulated other comprehensive income       15,716       29,287       23,369
  Treasury stock at cost (58,826, 163,070
    and 503,158 shares, respectively)          (1,904)      (6,987)     (17,110)
                                            ---------    ---------    ---------
    Total stockholders' equity                903,531      836,826      878,721

    Total liabilities and stockholders'
      equity                              $11,302,194  $10,692,268  $11,250,667
                                           ==========   ==========   ==========


See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:


                              ASSOCIATED BANC-CORP
                        Consolidated Statements of Income
                                   (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                             1999          1998
                                                             ----          ----
                                                            (In thousands except
                                                               per share data)

INTEREST INCOME
  Interest and fees on loans                               $ 150,372  $ 151,057
  Interest and dividends on investment securities:
     Taxable                                                  40,177     44,296
     Tax exempt                                                4,728      2,439
  Interest on deposits in other
     financial institutions                                      161        577
  Interest on federal funds sold
     and securities purchased under
     agreements to resell                                        539        255
                                                             -------    -------
     Total interest income                                   195,977    198,624
INTEREST EXPENSE
  Interest on deposits                                        77,398     86,297
  Interest on short-term borrowings                           21,340     17,370
  Interest on long-term borrowings                               442        441
                                                             -------    -------
     Total interest expense                                   99,180    104,108
                                                             -------    -------
NET INTEREST INCOME                                           96,797     94,516
  Provision for possible loan losses                           4,451      3,758
                                                             -------    -------
  Net interest income after provision for
    possible loan losses                                      92,346     90,758
NONINTEREST INCOME
  Trust service fees                                           9,581      7,915
  Service charges on deposit accounts                          6,915      6,370
  Mortgage banking                                            11,813     10,896
  Credit card and other nondeposit fees                        4,548      3,986
  Retail commission income                                     3,886      3,390
  Asset sale gains, net                                          282        185
  Investment securities gains, net                             3,589      5,311
  Other                                                        4,003      3,523
                                                             -------    -------
     Total noninterest income                                 44,617     41,576
NONINTEREST EXPENSE
  Salaries and employee benefits                              38,221     36,263
  Occupancy                                                    5,926      5,168
  Equipment                                                    3,693      3,409
  Data processing                                              5,322      4,654
  Business development and advertising                         3,058      3,266
  Stationery and supplies                                      1,877      1,396
  FDIC expense                                                   862        830
  Other                                                       20,034     16,589
                                                             -------    -------
     Total noninterest expense                                78,993     71,575
                                                             -------    -------
Income before income taxes                                    57,970     60,759
Income tax expense                                            19,019     20,899
                                                             -------    -------
NET INCOME                                                  $ 38,951   $ 39,860
                                                             =======    =======
Earnings per share:
  Basic                                                     $   0.62   $   0.63
  Diluted                                                   $   0.61   $   0.62


See accompanying notes to consolidated financial statements

ITEM 1.  Financial Statements Continued:


                              ASSOCIATED BANC-CORP
            Consolidated Statement of Changes in Stockholders' Equity
                                   (Unaudited)

                                                                               Accumulated
                                            Common                                Other
                                            Stock                  Retained   Comprehensive  Treasury
                                            Amount     Surplus     Earnings       Income       Stock       Total
-------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998              $     634    $ 225,757    $ 646,071    $  23,369    $ (17,110)   $ 878,721
Comprehensive income:
  Net income                                   --           --       38,951           --           --       38,951
  Net unrealized holding losses
  arising during the period                    --           --           --       (8,376)          --       (8,376)
  Add back: reclassification
  adjustment for net
  gains realized in net income                 --           --           --       (3,589)          --       (3,589)
  Income tax effect                            --           --           --        4,262           --        4,262
    Comprehensive income                   31,248
Cash dividends, $0.29  per share               --           --      (18,477)          --           --      (18,477)
Common stock issued:
  Business combinations                         3       10,664       (1,469)          50       15,351       24,599
  Incentive stock options                      --           --       (1,662)          --        2,749        1,087
Retirement of treasury stock in                (3)     (10,664)         (86)          --       10,753           --
 connection with business combination
Purchase of treasury stock                     --           --           --           --      (13,647)     (13,647)
                                        ---------------------------------------------------------------------------
Balance, March 31, 1999                 $     634    $ 225,757    $ 663,328    $  15,716    $  (1,904)   $ 903,531
                                        ===========================================================================


See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:

                              ASSOCIATED BANC-CORP
                      Consolidated Statements Of Cash Flows
                                   (Unaudited)

                                                                  March 31,
                                                             1999          1998
                                                             ----          ----
                                                              (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                   $ 38,951  $ 39,860
Adjustments to reconcile net income
  to net cash provided by operating activities:
  Provision for possible loan losses                            4,451     3,758
  Depreciation and amortization                                 4,399     3,884
  Amortization (accretion) of:
    Mortgage servicing rights                                   2,258     1,748
    Intangibles                                                 1,703     1,460
    Investment premiums and discounts                             350       248
    Deferred loan fees and costs                                  378        82
    Gain on sales of securities, net                           (3,589)   (5,311)
    Gain on other asset sales, net                               (282)     (185)
    Gain on sales of loans held for sale, net                  (5,847)   (5,865)
    Decrease in loans held for sale, net                       43,124    18,033
    Decrease in interest receivable and other assets            6,551    12,563
    Increase (decrease) in interest payable and
      other liabilities                                           (75)   21,316
                                                               ------    ------
Net cash provided by operating activities                      92,372    91,591
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in federal funds sold and securities
    purchased under agreements to resell                      (17,340)  (21,790)
Net (increase) decrease in interest-bearing
    deposits in other financial institutions                  194,883   (84,607)
Net increase in loans                                         (86,817) (100,970)
Mortgage servicing rights additions                            (4,731)   (4,915)
Purchases of:
  Securities held to maturity                                      --   (10,019)
  Securities available for sale                              (373,775)  (84,737)
  Premises and equipment, net of disposals                     (4,393)   (1,899)
Proceeds from:
  Sales of securities available for sale                       35,054    57,090
  Maturities of securities available for sale                 220,841   180,821
  Maturities of securities held to maturity                    38,225    47,380
  Sales of other real estate owned and other assets             1,853     1,961
Net cash received in acquisition of subsidiary                  3,956        --
                                                              -------   -------
Net cash provided (used) by investing activities                7,756   (21,685)
                                                              -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                          (273,271)   98,144
Net increase (decrease) in short-term borrowings              126,213  (156,265)
Repayment of long-term debt                                      (234)       --
Proceeds from issuance of long-term debt                           --    15,500
Cash dividends                                                (18,477)  (14,695)
Proceeds from exercise of stock options                         1,087     4,768
Purchase of treasury stock                                    (13,648)   (9,942)
                                                              -------   -------
Net cash provided by financing activities                    (178,330)  (62,490)
                                                              -------   -------
Net  increase (decrease) in cash and cash equivalents         (78,202)    7,416
Cash and due from banks at beginning of period                331,532   290,184
                                                              -------   -------
Cash and due from banks at end of period                     $253,330  $297,600
                                                              =======   =======
Supplemental disclosures of cash flow information: Cash paid during the period for:
  Interest                                                   $102,651  $102,596
  Income taxes                                                  2,168     2,146
Supplemental schedule of noncash investing activities:
  Loans transferred to other real estate                        5,503     3,035
                                                              =======   =======

See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:

                              ASSOCIATED BANC-CORP
                   Notes to Consolidated Financial Statements

NOTE 1:  Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly Associated Banc-Corp's ("Corporation") financial position, results of its operations and cash flows for the periods presented, and all such adjustments are of a normal recurring nature. The consolidated financial statements include the accounts of all subsidiaries. All material intercompany transactions and balances are eliminated. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with generally accepted accounting principles have been omitted or abbreviated. The information contained in the consolidated financial statements and footnotes in the Corporation's 1998 annual report on Form 10-K, should be referred to in connection with the reading of these unaudited interim financial statements.

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

NOTE 2:  Reclassifications

Certain items in the prior period consolidated financial statements have been reclassified to conform with the March 31, 1999 presentation.

NOTE 3:  Business Combinations

The following table summarizes completed transactions during 1998 and through March 31, 1999:

                                                                           Consideration Paid
                                                                    ---------------------------------
                              Date       Method of          Cash          Shares of       Total Assets      Intangibles
   Name of Acquired         Acquired     Accounting     (In Millions)    Common Stock    (In Millions)     (In Millions)
------------------------------------------------------------------------------------------------------------------------------------
Windsor Bancshares, Inc.
  ("Windsor")                 2/99       Purchase        $   ---          799,961        $     182             $17.4
Minneapolis, Minnesota

Citizens Bankshares, Inc.
("Citizens")
Shawano, Wisconsin           12/98       Purchase           16.2          448,571              161              11.9
------------------------------------------------------------------------------------------------------------------------------------

On March 10, 1999 the Corporation announced the signing of a definitive agreement with Riverside Acquisition Corp. to acquire Riverside Acquisition Corp. of Minneapolis, Minnesota ("Riverside"). Riverside has approximately $336 million in total assets, and operates in five locations in the Minneapolis metropolitan area. The stock-for-stock merger transaction is contingent upon approval of regulatory authorities and the shareholders of Riverside. The transaction, expected to be completed in the third quarter of 1999, will be accounted for using the pooling-of-interests method. Since the transaction is not expected to be material to prior periods' reported operating results, previously reported results are not anticipated to be restated following consummation.

NOTE 4:  Adoption of Statements of Financial Accounting Standards ("SFAS")

On January 1, 1999, the Corporation, as required, adopted SFAS No. 134, "Accounting for Mortgage-Backed Securities after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise: an amendment of FASB Statement No. 65." This statement requires that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking entity with the required accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. There was no material impact on the Corporation's financial statements.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 1999. Earlier application is encouraged, but is permitted only as of the beginning of any fiscal quarter that begins after the issuance of the statement. This statement should not be applied retroactively to financial statements of prior periods. The adoption of SFAS No. 133 is not expected to have a material impact on the Corporation's financial statements.

NOTE 5:  Earnings Per Share

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options.

Presented below are the calculations for basic and diluted earnings per share:

                      For the three months ended March 31,
                                          ------------------------------------
                                                1999                 1998
                                                ----                 ----
                      (in thousands, except per share data)

Net income available to common
  stockholders                                $38,951              $39,860
                                              =======               ======

Weighted average shares outstanding            63,214               63,281
Effect of dilutive stock options
  outstanding                                     538                  782
                                                  ---                  ---
Diluted weighted average shares
  outstanding                                  63,752               64,063
                                               ======               ======

Basic earnings per common share                 $0.62                $0.63
                                                =====                =====
Diluted earnings per common share               $0.61                $0.62
                                                =====                =====

NOTE 6:  Segment Reporting

In June 1997, SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," was issued, requiring selected financial and descriptive information about reportable operating segments. The statement replaces the "industry segment" concept of SFAS no. 14 with a "management approach" concept as the basis for identifying reportable segments. The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions, allocating resources, and assessing performance. Consequently, the segments are evident from the structure of the enterprise's internal organization, focusing on financial information that an enterprise's chief operating decision -makers use to make decisions about the enterprise's operating matters.

The Corporation's reportable segment is banking, conducted through its bank, leasing, mortgage, insurance and brokerage subsidiaries. For purposes of segment disclosure under this statement, these entities have similar economic characteristics and the nature of their products, services, processes, customers, delivery channels and regulatory environment are similar.

The "other" segment is comprised of smaller nonreportable segments, including asset management, consumer finance, treasury, holding company investments, as well as inter-segment eliminations and residual revenues and expenses, representing the difference between actual amounts incurred and the amounts allocated to operating segments.

Selected segment information is presented below.
                                                                    Consolidated
                                Banking     Other     Eliminations      Total
                                -----------------------------------------------
As of and for the three                           (In thousands)
months ended March 31, 1999

Total assets                 $11,784,724  $1,259,667  $(1,742,197)  $11,302,194
                              ==========   =========   ==========    ==========

Interest income              $   198,209  $    4,872  $    (7,104)  $   195,977
Interest expense                 102,272       4,012       (7,104)       99,180
  Net interest income             95,937         860           --        96,797
Provision for loan losses          4,460         116         (125)        4,451
Noninterest income                40,832      29,156      (25,371)       44,617
Depreciation and
  amortization                     6,428       1,921           --         8,346
Other noninterest expense         71,952      24,066      (25,371)       70,647
Income taxes                      17,889       1,523         (393)       19,019
                              ----------   ---------      -------        ------
  Net income                 $    36,043   $   2,390  $       518   $    38,951
                              ==========    ========   ==========    ==========

As of and for the three
months ended March 31, 1998

Total assets                 $11,139,861   $1,472,447 $(1,920,040)  $10,692,268
                              ==========    =========  ==========    ==========

Interest income              $   205,065   $    2,582 $    (9,023)  $   198,624
Interest expense                 111,399        1,732      (9,023)      104,108
  Net interest income             93,666          850          --        94,516
Provision for loan losses          3,883           --        (125)        3,758
Noninterest income                34,412       16,794      (9,630)       41,576
Depreciation and amortization      7,163          701          --         7,864
Other noninterest expense         59,838       12,990      (9,117)       63,711
Income taxes                      19,665        2,129        (895)       20,899
                              ----------    ---------  ----------    ----------
  Net income                 $    37,529   $    1,824 $      (507)  $    39,860
                              ==========    =========  ==========    ==========

ITEM 2. Management's Discussion and Analysis of Financial Condition and the Results of Operations

Forward-Looking Statements

Forward-looking statements have been made in this document that are subject to risks and uncertainties. These forward-looking statements describe future plans or strategies and include Associated Banc-Corp's expectations of future results of operations. The words "believes," "expects," "anticipates," or similar expressions identify forward-looking statements.

Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, could affect the future financial results of Associated Banc-Corp (the "Corporation") and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this document. These factors include the following:

     -  operating, legal, and regulatory risks;
     - economic, political, and competitive forces affecting the Corporation's banking, securities, asset management, and credit services businesses; and
     - the risk that the Corporation's analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of the Corporation's financial condition and results of operations. It is intended to complement the unaudited financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith.

The following discussion refers to the impact of the Corporation's business combination activity (see Note 3 of the notes to consolidated financial statements). On November 12, 1998, the Corporation completed the conversion of First Financial Bank ("FFB") systems and the distribution of FFB assets into its various affiliates.

Results Of Operations - Summary

Net income for the three months ended March 31, 1999 totaled $39.0 million, or $.62 and $.61 for basic and diluted earnings per share, respectively. Comparatively, net income for the first quarter of 1998 ("1Q98") was $39.9 million, or $.63 and $.62 for basic and diluted earnings per share, respectively. Operating results for the first quarter of 1999 ("1Q99") generated an annualized return on average assets ("ROA") of 1.42% and an annualized return on average equity ("ROE") of 17.44%, compared to 1.53% and 19.51%, respectively, for the comparable period in 1998. The net interest margin for 1Q99 was 3.78% compared to 3.79% for the comparable quarter in 1998.

Financial results on a sequential quarter basis showed improvement, following the FFB conversion in late 1998. Net income for 1Q99 was up $1.2 million over the fourth quarter of 1998 ("4Q98"). Diluted EPS was $.61 compared to the $.60 for 4Q98. In addition, ROA and ROE were improved by 4 basis points and 36 basis points, respectively, over the ratios for 4Q98, with the net interest margin increasing 6 basis points over the 3.72% for 4Q98.

--------------------------------------------------------------------------------
                                     TABLE 1
                      Summary Results of Operations: Trends
                    (Dollars in thousands, except per share)
                                1st Qtr.  4th Qtr.  3rd Qtr.  2nd Qtr.  1st Qtr.
                                  1999      1998      1998      1998      1998
--------------------------------------------------------------------------------
Net income (Qtr)                $38,951  $ 37,756  $ 38,400   $41,004   $39,860
Net income (YTD)                $38,951  $157,020  $119,264   $80,864   $39,860

Earnings per share
  - basic (Qtr)                   $0.62     $0.60     $0.61     $0.65     $0.63
Earnings per share
  - basic (YTD)                   $0.62     $2.49     $1.89     $1.28     $0.63

Earnings per share
  - diluted (Qtr)                 $0.61     $0.60     $0.60     $0.64     $0.62
Earnings per share
  - diluted (YTD)                 $0.61     $2.46     $1.86     $1.26     $0.62

ROA (Qtr)                          1.42%     1.38%     1.44%     1.56%     1.53%
ROA (YTD)                          1.42%     1.48%     1.51%     1.54%     1.53%

ROE (Qtr)                          17.44%   17.08%    17.51%    19.36%    19.51%
ROE (YTD)                          17.44%   18.33%    18.77%    19.43%    19.51%

Efficiency ratio (Qtr)             56.18%   57.59%    53.64%    52.17%    54.10%
Efficiency ratio (YTD)             56.18%   54.37%    53.29%    53.11%    54.10%

Net interest margin (Qtr)           3.78%    3.72%     3.77%     3.77%     3.79%
Net interest margin (YTD)           3.78%    3.79%     3.77%     3.78%     3.79%


Net Interest Income and Net Interest Margin

Net interest income ("NII") for the three months ended March 31, 1999 was $96.8 million, up $2.3 million over the comparable quarter last year. Fully taxable equivalent ("FTE") net interest income for 1Q99 increased by $3.6 million to $99.6 million, compared to 1Q98. As indicated in Tables 2 and 3, changes in the volume and mix of earning assets ("EAs") and interest-bearing liabilities ("IBLs") (principally due to acquisitions) contributed $5.8 million to FTE NII, while changes in the rate environment impacted FTE NII unfavorably by $2.2 million.

Given the timing of completed acquisitions, average EAs and IBLs of 1Q98 do not include Citizens or Windsor. EAs, excluding the acquisitions, increased $106 million over 1Q98, or 1.1%. Loans, representing 71.6% of average EAs for 1Q99, accounted for essentially the entire earning asset growth. Loans, excluding the acquisitions, grew $79 million, or 1.1% from 1Q98.

The net interest margin for 1Q99 was 3.78%, down from 3.79% in the comparable first quarter of last year. The interest rate spread (the difference between the average earning asset yield and the average rate paid on interest-bearing liabilities) increased 6 basis points, attributable to a 42 bp reduction on IBLs offsetting a 36 bp decrease on EAs. Net free funds contribution decreased by 7 bp in 1Q99, which was caused by both lower average balances of net free funds and lower value (rate on total IBLs) of these funds.

The $100 million investment in bank owned life insurance ("BOLI") made in 4Q98 also impacts the comparison between first quarter periods. The funding of BOLI increased interest expense by approximately $1.3 million between quarters. Thus, adjusted for the NII impact of BOLI, the 1Q99 net interest margin would have been 3.83%, or 4 basis points higher than 1Q98.

--------------------------------------------------------------------------------
                                     TABLE 2
                          Net Interest Income Analysis
                             (Dollars in thousands)
--------------------------------------------------------------------------------
                           Three months ended            Three months ended
                             March 31, 1999                 March 31, 1998
                                Interest   Average             Interest  Average
                      Average    Income/    Yield/   Average    Income/   Yield/
                      Balance    Expense    Rate     Balance    Expense   Rate
--------------------------------------------------------------------------------
Loans              $ 7,499,055  $150,588    8.06%  $7,201,930  $151,307    8.44%
Investments and
  other              2,979,190    48,170    6.47%   2,873,236    48,826    6.81%
                     ---------   -------            ---------    ------
  Total earning
  assets            10,478,245   198,758    7.61%  10,075,166   200,133    7.97%
Other assets, net      675,974                        507,243
                       -------                        -------
   Total assets    $11,154,219                    $10,582,409
                    ==========                     ==========

Interest-bearing
  deposits         $ 7,467,572    77,399    4.20% $ 7,550,146    86,297    4.64%
Wholesale funding    1,746,911    21,782    4.99%   1,285,347    17,811    5.54%
                     ---------    ------            ---------    ------
  Total interest-
  bearing
  liabilities        9,214,483    99,181    4.35%   8,835,493   104,108    4.77%
                                  ------                        -------
Demand, non-interest
  bearing              906,204                        778,885
Other liabilities      127,509                        139,494
Stockholders' equity   906,023                        828,537
                       -------                        -------
  Total liabilities
  and equity       $11,154,219                    $10,582,409
                    ==========                     ==========

Interest rate
  spread                                    3.26%                          3.20%
Net interest income
  and net interest
  margin                          $99,577   3.78%               $96,025    3.79%
                                   ======                        ======
Tax equivalent
  adjustment                       $2,780                        $1,509
--------------------------------------------------------------------------------

                                     TABLE 3
                             Volume / Rate Variance
                             (Dollars in thousands)
--------------------------------------------------------------------------------
                                                 Comparison of
                                  Three months ended March 31, 1999 versus 1998
                                  ---------------------------------------------
                                  Income/           Variance Attributable to
                                  Expense           ------------------------
                                  Variance           Volume             Rate
--------------------------------------------------------------------------------
INTEREST INCOME
Loans                             $ ( 719)         $ 6,109           $(6,828)
Investments and Other               ( 656)           1,907            (2,563)
                                    -----            -----            ------
  Total interest income             1,375)           8,016            (9,391)
INTEREST EXPENSE
Interest-bearing deposits         $(8,898)         $(3,598)          $(5,300)
Wholesale funding                   3,971            5,835            (1,864)
                                   ------           ------            ------
  Total interest expense           (4,927)           2,237            (7,164)
                                  ----------------------------------------------
  Net interest income             $ 3,552          $ 5,779           $(2,227)
                                  ==============================================

The change in interest due to both rate and volume has been allocated proportionately to volume variance and rate variance based on the relationship of the absolute dollar change in each.


Provision For Possible Loan Loss

The provision for loan loss (PFLL) for the first quarter of 1999 was $4.5 million, up slightly from 4Q98 of $4.2 million and up from 1Q98 of $3.8 million. The PFLL recorded in the first quarter of 1999 exceeded net charge-offs recorded in the same quarter by $1.4 million.

The PFLL is a function of the methodology used to determine the adequacy of the allowance for loan losses. See additional discussion under the "Allowance for Loan Losses" section.

Noninterest Income

Noninterest income increased $3.0 million or 7.3% over the comparable first quarter of 1998. Noninterest income, excluding net investment securities gains, increased $4.8 million, or 13.1%. Most other categories of noninterest income increased compared to 1Q98.

Trust service fees increased $1.7 million or 21.0% compared to the same quarter last year, as a result of higher trust assets under management and general market conditions.

Income from BOLI, purchased in October 1998, accounts for $1.3 million of the increase between first quarter periods. BOLI income is included in other noninterest income.

Mortgage banking income consists of servicing fees, gains on sales of loans, and production related revenue (origination, underwriting and escrow waiver fees). Mortgage banking income increased $917,000, or 8.4% versus 1Q98. The increase was principally a result of increased servicing fees. The mortgage portfolio serviced for others increased to $5.4 billion compared to $5.0 billion at March 31, 1998. Mortgage production between the two first quarter periods was similar at $484 million for 1Q99 and $495 million for 1Q98.

Net investment securities gains were $3.6 million for 1Q99, down $1.7 million from 1Q98.


--------------------------------------------------------------------------------
                                     TABLE 4
                               Noninterest Income
                                 (In thousands)
--------------------------------------------------------------------------------
                        1st Qtr. 1st Qtr. Dollar Percent
                                            1999      1998    Change   Change
--------------------------------------------------------------------------------
Trust service fees                        $ 9,581   $ 7,915  $ 1,666    21.0%
Service charges on
  deposit accounts                          6,915     6,370      545     8.6
Mortgage banking                           11,813    10,896      917     8.4
Credit card and other
  nondeposit fees                           4,548     3,986      562    14.1
Retail commissions                          3,886     3,390      496    14.6
Asset sale gains, net                         282       185       97    52.4
BOLI income                                 1,278       ---    1,278   100.0
Other                                       2,725     3,523     (798)  (22.7)
                                           ------    ------    -----   -----
Total, excluding
  securities gains                        $41,028   $36,265  $ 4,763    13.1%
Investment securities
  gains, net                                3,589     5,311   (1,722)   (32.4)
                                           ------    ------    -----     ----
Total noninterest income                  $44,617   $41,576 $  3,041      7.3%
--------------------------------------------------------------------------------

Noninterest Expense

Total noninterest expense ("NIE") increased $7.4 million, or 10.4% over 1Q98. All categories of NIE, with the exception of business development/advertising, increased when compared to the first quarter of last year. The timing of the Citizens and Windsor purchase acquisitions added approximately $2.7 million to total NIE for 1Q99 compared to 1Q98. Without the acquisitions, NIE would have increased over 1Q98 by $4.8 million, or 6.7%

Personnel  expenses  increased  $2.0  million,  or 5.4% when  compared  to 1Q98.
Approximately $1.4 million of the increase is due to the additional staff of acquired entities, with the remainder attributable to base merit increases.

Occupancy and equipment increased to $9.6 million, or $1.0 million over 1Q98, primarily due to increases in various rental expenses, contract maintenance, and depreciation on furniture, fixtures and equipment.

Data processing for 1Q99 was $5.3 million, or $668,000 over 1Q98. Higher volumes to process, software costs, and the timing of the acquisitions account for the majority of the increase.

Professional and legal fees, included in other expense, were up $1.5 million between the comparable first quarters, principally due to Y2K efforts and acquisitions. The remaining increase in other NIE is due to intangibles amortization (additional goodwill recorded with the acquisitions, and increased capitalized mortgage servicing rights), and various volume-related costs (e.g. credit bureau, recording and filing fees).

--------------------------------------------------------------------------------
                                     TABLE 5
                               Noninterest Expense
                                 (In thousands)
--------------------------------------------------------------------------------
                        1st Qtr. 1st Qtr. Dollar Percent
                                            1999      1998    Change   Change
--------------------------------------------------------------------------------
Salaries and employee benefits            $38,221   $36,263  $ 1,958     5.4%
Occupancy                                   5,926     5,168      758    14.7
Equipment                                   3,693     3,409      284     8.3
Data processing                             5,322     4,654      668    14.4
Stationery and supplies                     1,877     1,396      481    34.5
Business development and advertising        3,058     3,266     (208)   (6.4)
FDIC expense                                  862       830       32     3.9
Other                                      20,034    16,589    3,445    20.8
                                          -------    ------    -----    ----
Total  noninterest expense                $78,993   $71,575   $7,418    10.4%
--------------------------------------------------------------------------------

Balance Sheet

At March 31, 1999, total assets were $11.3 billion, an increase of $610 million, or 5.7%, over March 31, 1998, while assets grew $52 million over December 31, 1998. The growth is in part due to the timing of the purchase acquisitions. Citizens and Windsor accounted for $354 million of the increase between comparable first quarter periods, while Windsor accounted for $182 million of the increase since year end 1998. Citizens was acquired in December 1998 (total assets of $161 million; loans of $105 million; deposits of $117 million). Windsor was acquired in February 1999 (total assets of $182 million; loans of $113 million; deposits of $152 million). Goodwill intangibles increased by $17.4 million in 1Q99 for Windsor and by $11.9 million at year end 1998 for Citizens.

On average, total assets for 1Q99 increased to $11.2 billion, or $572 million (5.4%) over 1Q98. Excluding the acquisitions, total assets were up 2.1% on average. Average earning assets for 1Q99 were $10.5 billion which, excluding the acquisitions, increased $106 million over 1Q98, and increased $227 million over 4Q98. Loan growth in the first quarter accounted for essentially all the earning asset growth.

On average, loans were $7.5 billion for 1Q99, growing $297 million over 1Q98 (4.1%) and $260 million over 4Q98 (14.6% annualized). Without the acquisitions, average loans grew 1.1% over 1Q98 and at a 4.5% annualized pace over 4Q98. Loan growth has come primarily from commercial loans.

Historical trends support a seasonal first quarter dip in average deposit balances compared to fourth quarter. On average, deposits were $8.4 billion for 1Q99, decreasing $130 million versus 4Q98 (down 6.2% annualized) and increasing $45 million since 1Q98 (0.5%). Without the acquisitions, average deposits were down 16.5% on an annualized basis for the sequential quarters and down 2.7% for the comparable first quarters. For the periods under comparison, average balances of NOW accounts were up while time deposits were down in part in response to the Corporation's disciplined pricing philosophy in 1999.

--------------------------------------------------------------------------------
                                     TABLE 6
                           Period End Loan Composition
                              (Dollars in millions)
--------------------------------------------------------------------------------
                           March 31,  % of   March 31,   % of   Dec. 31,  % of
                             1999     Total    1999      Total    1999    Total
--------------------------------------------------------------------------------
Commercial, financial
  & agricultural
  ("CF&A" loans)            $1,122     15%    $1,061      15%   $  962     13%
Real estate-construction       472      6        332       4       461      6
Real estate-mortgage         5,214     69      5,072      70     5,245     71
Installment                    759     10        785      11       751     10
Leases                          25     --         19      --        19     --
                             -----     --      -----      --     -----     --
Total loans (including
  loans held for sale)     $ 7,592    100%    $7,269     100%   $7,438    100%
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                     TABLE 7
                         Period End Deposit Composition
                              (Dollars in millions)
--------------------------------------------------------------------------------
                           March 31,  % of   March 31,   % of   Dec. 31,  % of
                             1999     Total    1999      Total    1999    Total
--------------------------------------------------------------------------------
Demand                     $   948     11%   $   842      10%   $   998    12%
Savings                        930     11        994      12        937    11
NOW                            773      9        428       5        835    10
Money Market                 1,322     16      1,415      16      1,165    13
Time                         4,464     53      4,814      57      4,623    54
                             -----     --      -----      --      -----    --
Total deposits             $ 8,437    100%   $ 8,493     100%   $ 8,558   100%
--------------------------------------------------------------------------------

Allowance For Loan Losses

The loan portfolio is the Corporation's primary asset subject to credit risk. Credit risk is controlled and monitored through the use of lending standards, thorough review of potential borrowers, and on-going review of loan payment performance. Active asset quality administration, including early problem loan identification and timely resolution of problems, further ensures appropriate management of credit risk and minimization of loan losses.

As of March 31, 1999, the allowance for possible loan losses ("AFLL") was $103.1 million, representing 1.38% of loans outstanding, compared to $93.4 million, or 1.30% of loans at March 31, 1998, and $99.7 million, or 1.37% at year end 1998. At March 31, 1999, the AFLL was 225% of nonperforming loans compared to 275% and 185%, at March 31 and December 31, 1998, respectively. The AFLL was increased in part by balances acquired of $2.0 million related to Windsor (included as of March 31, 1999), and $3.6 million related to Citizens included as of December 31, 1998). Table 8 provides additional information regarding activity in the AFLL.

The AFLL represents management's estimate of an amount adequate to provide for potential losses inherent in the loan portfolio. Management's evaluation of the adequacy of the AFLL is based on management's ongoing review and grading of the loan portfolio, consideration of past loan loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, current economic conditions, the fair value of underlying collateral, and other factors affecting borrowers which could result in potential credit losses.

In general, the increase in the AFLL is a function of a number of factors. First, total loan growth was moderate (4.1% increase between comparable first quarters, or 1.1% increase excluding the acquisitions; and 10.7% annualized growth since year-end 1998, or 4.3% excluding the acquisitions). Loan growth has been predominantly in commercial-oriented loans (CF&A loans, commercial real estate and real estate construction loans) which by their nature carry greater inherent credit risk. Also, nonperforming loans increased by $11.9 million between March 31, 1999 and 1998, while declining since year end 1998 (further discussed under section "Nonperforming Loans and Other Real Estate Owned"). Net charge-offs have remained unchanged ($3.1 million for March 31, 1999 and 1998). Finally, the AFLL was impacted by balances acquired in the acquisitions as described above.

--------------------------------------------------------------------------------
                                     TABLE 8
               Allowance for Loan Losses and Nonperforming Assets
                             (Dollars in thousands)
--------------------------------------------------------------------------------
                                            At and for the       At and for the
                                          three months ended       Year ended
                                               March 31,          December 31,
-------------- -----------------------------------------------------------------
                                            1999           1998           1998
                                            ----           ----           ----
Allowance for Loan
  Losses (AFLL)                                  (In Thousands)
--------------------------------------------------------------------------------
Balance at beginning of period           $ 99,677        $ 92,731      $ 92,731
Balance related to acquisitions             2,037              --         3,636
Provision for possible loan losses          4,451           3,758        14,740
Charge-offs                                (3,679)         (4,030       (17,039)
Recoveries                                    578             956         5,609
                                          -------          ------        ------
  Net loan charge-offs (NCOs)              (3,101)         (3,074)      (11,430)
                                          -------          ------        ------
Balance at end of period                 $103,064        $ 93,415      $ 99,677

Nonperforming Assets
--------------------------------------------------------------------------------
Nonaccrual loans                         $ 39,749        $ 30,072      $ 48,150
Accruing loans past due 90
  days or more                              5,358           3,414         5,252
Restructured loans                            776             455           485
                                           ------          ------        ------
Total nonperforming loans (NPLs)           45,883          33,941        53,887
Other real estate owned (OREO)             10,568           4,265         6,025
                                           ------          ------        ------
  Total nonperforming assets (NPAs)      $ 56,451        $ 38,206      $ 59,912

Ratio of AFLL to NCOs (annualized)           8.20            7.49          8.72
Ratio of NCOs to average loans
  (annualized)                               0.17%           0.17%         0.16%
Ratio of AFLL to total loans                 1.38%           1.30%         1.37%
Ratio of NPLs to total loans                 0.61%           0.47%         0.74%
Ratio of NPAs to total assets                0.50%           0.36%         0.53%
Ratio of AFLL to NPLs                         225%            275%          185%
--------------------------------------------------------------------------------

Nonperforming Loans And Other Real Estate Owned

Management's identification of nonaccrual and problem loan identification philosophy, which is embodied through the ongoing monitoring and reviewing of all pools of risk in the loan portfolio to ensure that problem loans are identified quickly and the risk of loss is minimized.

Nonperforming loans ("NPLs") are considered an indicator of future loan losses. NPLs are defined as nonaccrual loans, loans 90 days or more past due but still accruing and restructured loans. The Corporation specifically excludes student loan balances that are 90 days or more past due and still accruing and that have contractual government guarantees as to collection of principal and interest, from its definition of NPLs. The Corporation had $11 million, $13 million and $8 million of these loans at March 31, 1999, December 31, 1998, and March 31, 1998, respectively.

Table 8 provides detailed information regarding nonperforming assets. Total NPLs at March 31, 1999 were down from year end 1998. Half of this decrease is due to one large commercial property that was transferred into OREO in 1Q99 from the nonaccrual category in 4Q98. The increase in NPLs between the first quarter periods is in part due to the $3.3 million of NPLs acquired at year end 1998 from Citizens as well as from increases in real estate nonaccrual loans (particularly residential real estate).

OREO was up from 1Q98 to 4Q98 primarily due to the 4Q98 classification of certain bank properties carried as real estate. OREO increased additionally in 1Q99 due to one large commercial property described above.

Potential problem loans are loans where there are doubts as to the ability of the borrower to comply with present repayment terms. The decision of management to place loans in this category does not necessarily mean that the Corporation expects losses to occur but that management recognizes that a higher degree of risk is associated with these performing loans. At March 31, 1999, potential problem loans totaled $71 million. The loans that have been reported as potential problem loans are not concentrated in a particular industry. Management does not presently expect significant losses from credits in this category.

Liquidity

Liquidity refers to the ability of the Corporation to generate adequate amounts of cash to meet the Corporation's needs for cash. The Corporation must meet maturing debt obligations, provide a reliable source of funding to borrowers, and fund operations on a cost effective basis. Management believes that sufficient resources are available to meet the Corporation's liquidity objectives. Management is not aware of any events or uncertainties that are reasonably likely to have a material impact on the Corporation's liquidity, capital resources or operations. Special consideration is also being given to Year 2000 liquidity issues (see "Year 2000").

Liquidity, particularly at the banking subsidiaries, is predominantly derived from deposit growth. Deposits as a percentage of total funding sources (which includes deposits, short-term borrowings and long-term debt) was 81% on average for 1Q99.

Another substantial source of liquidity is the investment securities portfolio, totalling $3.0 billion in 1Q99. These securities could be sold for liquidity or pledged to provide additional funding. Management may continue to reposition the investment portfolio in order to enhance future results of operations with no expected material impact on liquidity.

The Corporation and its affiliates also have multiple funding sources that could be used to increase liquidity and provide additional financing flexibility. These sources consist primarily of established federal fund lines with major banks, advances from the Federal Home Loan Bank ("FHLB"), federal funds purchased from a sizable network of correspondent banks, and securities sold under agreements to repurchase obtained from a base of individual, business and public entity customers.

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

At March 31, 1999, the parent company had $225 million of established lines of credit with non-affiliated banks, of which $143 million was in use for nonbank affiliates.

Capital

Stockholders' equity at March 31, 1999 increased to $903.5 million, compared to $836.8 million at March 31, 1998. The change in equity between the two periods was primarily composed of the retention of earnings, the issuance of common stock in connection with acquisitions, the exercise of stock options, along with the payment of dividends and the repurchase of common stock. Stockholders' equity also included unrealized gains, net of tax, on securities available for sale (included in accumulated comprehensive income) of $15.7 million at March 31, 1999, compared to $29.3 million for the comparable prior year period. The ratio of period-end equity to assets at March 31,1999, was 7.99%, compared to 7.83% at March 31, 1998.

Cash dividends of $0.29 per share were paid in 1Q99, representing a pay-out ratio of 46.77% for the quarter.

The adequacy of the Corporation's capital is regularly reviewed to ensure that sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic conditions in markets served and strength of management. The capital ratios of the Corporation and its banking affiliates are greater than minimums required by regulatory guidelines. The Corporation's capital ratios are summarized in Table 9.

--------------------------------------------------------------------------------
                                     TABLE 9
                                 Capital Ratios
--------------------------------------------------------------------------------
                               Tier I Capital   Total Capital   Tier I Leverage
--------------------------------------------------------------------------------
March 31, 1999                      10.79%          12.15%           7.49%
December 31, 1998                   11.05%          12.28%           7.56%
March 31, 1998                      10.89%          12.14%           7.34%
Regulatory minimum requirements      6.00%          10.00%           5.00%
--------------------------------------------------------------------------------

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

The Corporation has been careful to consider non-information technology as well as information technology systems in its approach to Year 2000 compliance.
Non-information technology systems include equipment in use in the business areas, which is not defined as computer hardware or peripheral devices.
Equipment          includes:          calculators,          time         clocks,
heating/ventilating/air-conditioning, elevators, telephones, facsimiles, satellite dishes, and security devices. The Corporation has contacted vendors of noninformation technology systems to determine Year 2000 compliance of these systems and products and anticipates the completion of testing of these systems and products during 1999. The Corporation has also identified third parties with which it has a material relationship, such as telecommunications, power and other utility vendors. The impact and status of these services is being reviewed and appropriate steps are being taken to ensure continued operation for all areas.

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

The estimated costs for Year 2000 compliance are not expected to have a significant impact on the Corporation's results of operations, liquidity or capital resources. The Corporation estimates the total cost of addressing Year 2000 issues will be approximately $12 million, of which approximately $8 million has been expended as of December 31, 1998. Additional expenditures will continue through 1999. Year 2000 compliance costs have been influenced by a heavy reliance on external resources that have been contracted to assist the Corporation in the project management, vendor management, and testing phases of its Year 2000 compliance effort. Scheduled systems upgrades and enhancements which would have taken place, notwithstanding the Year 2000 compliance process, have not been included in the estimated Year 2000 costs, even though certain of these expenses may result in Year 2000 solutions.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The Corporation has not experienced any material changes to its market risk position since December 31, 1998, from that disclosed in the Corporation's 1998 Form 10-K Annual Report.

                              ASSOCIATED BANC-CORP
                           PART II - OTHER INFORMATION


                                                                        Page No.
                                                                        -------

ITEM 6:           Exhibits and Reports on Form 8-K

                  (a)      Exhibits:

                           None

                  (b)      Reports on Form 8-K:

                  There were no reports on Form 8-K filed for the three months ended March 31, 1999.

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

                                       ASSOCIATED BANC-CORP
                                       -----------------------------------------
                                       (Registrant)


Date:  May 14, 1999                    /s/ H. B. Conlon
                                       ----------------------------------------
                                           H. B. Conlon
                      Chairman and Chief Executive Officer


Date:  May 14, 1999                    /s/ Joseph B. Selner
                                       -----------------------------------------
                                           Joseph B. Selner
                                           Principal Financial Officer