Form 10-Q
period 1999-06-30
ASSOCIATED BANC-CORP
filed 1999-08-13
CIK 7789

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

    X       QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  -----     EXCHANGE ACT OF 1934

            For the quarterly period ended          June  30, 1999
                                          --------------------------------------

                                       OR

            TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   -----    EXCHANGE ACT OF 1934

            For the transition period from                to
                                           -------------------------------------

Commission file number               0-5519
                      ----------------------------------------------------------

                              Associated Banc-Corp
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Wisconsin                                         39-1098068
--------------------------------------------------------------------------------
(State or other  jurisdiction                  (IRS employer identification no.)
 of incorporation or organization)

 1200 Hansen Road, Green Bay, Wisconsin                      54304
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
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant's common stock, par value $0.01 per share, at July 31, 1999, was 63,247,163 shares.

                              ASSOCIATED BANC-CORP
                                TABLE OF CONTENTS


                                                                       Page No.
                                                                       --------
PART I.  Financial Information

         Item 1. Financial Statements (Unaudited):

                 Consolidated Balance Sheets - June 30, 1999,
                 June 30, 1998 and December 31, 1998 3

                 Consolidated Statements of Income -
                 Three and Six Months Ended June 30, 1999 and 1998

                 Consolidated Statement of Changes in
                 Stockholders' Equity - Six Months Ended June 30, 1999

                 Consolidated Statements of Cash Flows -
                 Six Months Ended June 30, 1999 and 1998

                 Notes to Consolidated Financial Statements

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

         Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk

PART II. Other Information

         Item 4.  Submission of Matters to a Vote of Security Holders
         Item 6.  Exhibits and Reports on Form 8-K

 Signatures

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

                                                    ASSOCIATED BANC-CORP
                                                Consolidated Balance Sheets
                                   (Unaudited)

                                                                           June 30,             June 30,          December 31,
                                                                             1999                 1998                1998
                                                                             ----                 ----                ---
                                                                                    (In thousands, except share data)
ASSETS
Cash and due from banks                                                  $   248,019         $   274,318         $   331,532
Interest-bearing deposits in other financial institutions                      5,333               5,828             200,467
Federal funds sold and securities purchased under agreements
    to resell                                                                 35,500              18,500               4,485
Investment securities:
    Held to maturity-at amortized cost (fair value of
       $483,922, $685,495, and $562,940, respectively)                       479,142             674,691             550,775
    Available for sale-at fair value (amortized cost of
       $2,626,334, $1,994,348, and $2,320,240, respectively)               2,611,650           2,044,507           2,356,960
Loans held for sale                                                           83,800              86,851             165,170
Loans                                                                      7,634,576           7,210,496           7,272,697

Allowance for possible loan losses                                          (103,735)            (91,708)            (99,677)
                                                                             -------              ------              ------
    Loans, net                                                             7,530,841           7,118,788           7,173,020
Premises and equipment                                                       137,513             128,573             140,142
Other assets                                                                 490,986             209,287             328,116
                                                                            --------             -------
               Total assets                                              $11,622,784         $10,561,343         $11,250,667
                                                                         ===========          ==========          ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing deposits                                             $   973,854         $   841,997         $   998,379
Interest-bearing deposits                                                  7,515,832           7,625,071           7,559,440
                                                                           ---------           ---------           ---------
    Total deposits                                                         8,489,686           8,467,068           8,557,819
Short-term borrowings                                                      2,105,821           1,066,288           1,671,093
Long-term borrowings                                                          25,661              27,758              26,004
Accrued expenses and other liabilities                                       104,410             132,943             117,030
                                                                             -------             -------             -------
              Total liabilities                                           10,725,578           9,694,057          10,371,946

Stockholders' equity
    Preferred stock                                                              ---                 ---                 ---
    Common stock (par value $0.01 per share, authorized
       100,000,000 shares, issued 63,389,734 shares)                             634                 634                 634
    Surplus                                                                  225,757             224,982             225,757
    Retained earnings                                                        684,020             613,314             646,071
    Accumulated other comprehensive income (loss)                             (9,609)             31,810              23,369
    Treasury stock at cost (104,235, 81,148 and 503,158                       (3,596)             (3,454)            (17,110)
        shares, respectively)                                                  -----               -----              ------
              Total stockholders' equity                                     897,206             867,286             878,721
                                                                             -------             -------             -------
               Total liabilities and stockholders' equity                $11,622,784         $10,561,343         $11,250,667
                                                                         ===========          ==========          ==========

See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:


                              ASSOCIATED BANC-CORP
                        Consolidated Statements of Income
                                   (Unaudited)
                       Three Months Ended Six Months Ended

                                                                                    June 30,                       June 30,
                                                                              1999             1998            1999           1998
                                                                              ----             ----            ----           ----
                                                                                       (In thousands, except share data)
INTEREST INCOME
    Interest and fees on loans                                              $151,576        $151,406         $301,972     $302,463
    Interest and dividends on investment securities:
       Taxable                                                                40,181          41,588           80,358       85,884
       Tax exempt                                                              5,270           2,579            9,998        5,018
    Interest on deposits in other financial institutions                         119             608              280        1,185
    Interest on federal funds sold and securities
       purchased under agreements to resell                                      231             232              469          487
                                                                                 ---             ---              ---          ---
       Total interest income                                                 197,377         196,413          393,077      395,037
INTEREST EXPENSE
    Interest on deposits                                                      75,543          86,774          152,942      173,071
    Interest on short-term borrowings                                         23,858          15,280           44,919       32,650
    Interest on long-term borrowings                                             425             544              867          985
                                                                              ------          ------          -------      -------
       Total interest expense                                                 99,826         102,598          198,728      206,706
                                                                              ------         -------          -------      -------
NET INTEREST INCOME                                                           97,551          93,815          194,349      188,331
    Provision for possible loan losses                                         4,547           3,375            8,998        7,133
                                                                               -----           -----            -----        -----
    Net interest income after provision for possible loan losses              93,004          90,440          185,351      181,198

NONINTEREST INCOME
    Trust service fees                                                         9,608           8,066           19,189       15,981
    Service charges on deposit accounts                                        6,773           6,816           13,690       13,186
    Mortgage banking                                                           8,420          11,183           20,221       22,079
    Credit card and other nondeposit fees                                      5,094           4,711            9,652        8,697
    Retail commission income                                                   4,897           3,987            8,783        7,377
    Asset sale gains, net                                                        321           6,191              603        6,376
    Investment securities gains, net                                           1,023             643            4,612        5,954
    Other                                                                      5,129           3,340           9,131         6,863
                                                                              ------           -----           ------       ------
       Total noninterest income                                               41,265          44,937           85,881       86,513
NONINTEREST EXPENSE
    Salaries and employee benefits                                            39,153          37,322           77,383       73,585
    Occupancy                                                                  5,581           5,054           11,507       10,222
    Equipment                                                                  3,725           3,458            7,417        6,867
    Data processing                                                            5,167           4,789           10,462        9,443
    Business development and advertising                                       3,270           4,069            6,329        7,335
    Stationery and supplies                                                    2,021           1,486            3,892        2,882
    FDIC expense                                                                 716             817            1,578        1,647
    Other                                                                     17,265          15,863           37,323       32,452
                                                                              ------          ------           ------       ------
       Total noninterest expense                                              76,898          72,858          155,891      144,433
                                                                              ------          ------          -------      -------
Income before income taxes                                                    57,371          62,519          115,341      123,278
Income tax expense                                                            17,495          21,515           36,514       42,414
                                                                              ------          ------           ------       ------
NET INCOME                                                                   $39,876         $41,004          $78,827      $80,864
                                                                             =======         =======          =======      =======

Earnings per share:
    Basic                                                                      $0.63           $0.65            $1.25        $1.28
    Diluted                                                                    $0.62           $0.64            $1.23        $1.26

See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:

                                                ASSOCIATED BANC-CORP
                             Consolidated Statement of Changes in Stockholders' Equity
                                                    (Unaudited)

                                                                            Accumulated
                                      Common                                   Other
                                      Stock                   Retained      Comprehensive     Treasury
                                      Amount     Surplus      Earnings         Income          Stock      Total
                                      ---------------------------------------------------------------------------
                                                                   (In thousands)
Balance, December 31, 1998           $          $ 225,757    $  646,071      $   23,369    $ (17,110)   $ 878,721
                                          634
Comprehensive income:
   Net income                             ---         ---        78,827             ---          ---       78,827
   Net unrealized holding                 ---         ---           ---         (46,792)         ---      (46,792)
   losses arising during the period
   Add back: reclassification
   adjustment for net gains
   realized in net income                 ---         ---          ---           (4,612)         ---       (4,612)
   Income tax effect                      ---         ---          ---           18,376          ---       18,376
                                                                                                           ------
       Comprehensive income                                                                                45,799
Cash dividends, $0.58  per share          ---         ---      (36,861)             ---          ---      (36,861)
Common stock issued:
   Business combinations                    3      10,664       (1,469)              50       15,351       24,599
   Incentive stock options                ---         ---       (2,462)              ---       4,317        1,855
Retirement of treasury stock in
   connection with business
   combination                             (3)    (10,664)         (86)              ---      10,753          ---
Purchase of treasury stock                ---         ---          ---               ---     (16,907)     (16,907)
                                     ----------------------------------------------------------------------------
Balance, June 30, 1999               $    634   $ 225,757   $  684,020          $ (9,609)   $ (3,596)   $ 897,206
                                     ============================================================================

See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:

                                                ASSOCIATED BANC-CORP
                                       Consolidated Statements Of Cash Flows
                                                    (Unaudited)

                                                                                      For the Six Months Ended June
                                                                                                    30,
                                                                                    ---------------------------------
                                                                                          1999             1998
                                                                                          ----             ----
                                                                                              (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                  $78,827           $80,864
Adjustments   to  reconcile  net  income  to  net  cash  provided  by  operating activities:
   Provision for possible loan losses                                                         8,998             7,133
   Depreciation and amortization                                                              9,002             7,915
   Amortization (accretion) of:
     Mortgage servicing rights                                                                2,420             3,183
     Intangibles                                                                              3,478             2,920
     Investment premiums and discounts                                                          970               882
     Deferred loan fees and costs                                                              (751)               31
   Gain on sales of securities, net                                                          (4,612)           (5,954)
   Gain on other asset sales, net                                                              (603)           (6,376)
   Gain on sales of loans held for sale, net                                                 (9,029)          (12,128)
   Decrease in loans held for sale, net                                                      90,399            39,278
   (Increase) decrease in interest receivable and other assets                              (26,352)           12,335
   Increase (decrease) in interest payable and other liabilities                            (14,799)            3,750
                                                                                     --------------------------------
Net cash provided by operating activities                                                   137,948           133,833
                                                                                     --------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in federal funds sold and securities purchased under agreements to             (19,615)           (6,989)
resell
Net (increase) decrease in interest-bearing deposits in other financial                     195,151              (809)
institutions
Net increase in loans                                                                      (296,914)         (178,043)
Mortgage servicing rights additions                                                          (6,606)          (10,345)
Purchases of:
  Securities held to maturity                                                                   ---           (10,019)
  Securities available for sale                                                            (775,344)         (216,432)
  Premises and equipment, net of disposals                                                   (6,027)          (10,610)
  Bank-owned life insurance                                                                (100,000)              ---
Proceeds from:
  Sales of securities available for sale                                                     36,178            60,366
  Maturities of securities available for sale                                               528,809           296,619
  Maturities of securities held to maturity                                                  71,405           107,601
  Sales of other real estate owned and other assets                                           3,112            41,599
Net cash received in acquisition of subsidiary                                                3,956               ---
                                                                                     --------------------------------
Net cash provided (used) by investing activities                                           (365,895)           72,938
                                                                                     --------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                                                        (220,247)           71,791
Net increase (decrease) in short-term borrowings                                             417,014         (271,732)
Repayment of long-term debt                                                                    (420)              ---
Proceeds from issuance of long-term debt                                                        ---            13,500
Cash dividends                                                                              (36,861)          (29,368)
Proceeds from exercise of stock options                                                       1,855             6,177
Purchase of treasury stock                                                                  (16,907)          (13,005)
                                                                                     --------------------------------
Net cash provided (used) by financing activities                                            144,434          (222,637)
                                                                                     --------------------------------
Net  decrease in cash and cash equivalents                                                  (83,513)          (15,866)
Cash and due from banks at beginning of period                                              331,532           290,184
                                                                                     ================================
Cash and due from banks at end of period                                                   $248,019          $274,318
                                                                                     ================================
Supplemental  disclosures of cash flow information:  Cash paid during the period for:
   Interest                                                                                $203,858          $202,821
   Income taxes                                                                              38,501             3,839
Supplemental schedule of noncash investing activities:
    Loans transferred to other real estate                                                    6,528             4,160
    Mortgage loans securitized and transferred to securities available for sale              41,201                 0


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

NOTE 2:  Reclassifications

Certain items in the prior period consolidated financial statements have been reclassified to conform with the June 30, 1999 presentation.

NOTE 3:  Business Combinations

The following table summarizes completed transactions during 1998 and through June 30, 1999:

                                                                   Consideration Paid
                                                               ---------------------------
                                                                              Shares of
                                         Date      Method of        Cash        Common     Total Assets    Intangibles
          Name of Acquired             Acquired   Accounting    (In millions)   Stock      (In millions)  (In millions)
-----------------------------------------------------------------------------------------------------------------------
Windsor Bancshares, Inc. ("Windsor")     2/99      Purchase        $---        799,961          $182          $17.4
Minneapolis, Minnesota

Citizens Bankshares, Inc.               12/98      Purchase        $16.2       448,571          $161          $11.9
("Citizens") Shawano, Wisconsin
-----------------------------------------------------------------------------------------------------------------------

On March 10, 1999 the Corporation announced the signing of a definitive agreement with Riverside Acquisition Corp. to acquire Riverside Acquisition Corp. of Minneapolis, Minnesota ("Riverside"). Riverside has approximately $336 million in total assets, and operates in five locations in the Minneapolis metropolitan area. The transaction will be accounted for under the purchase method. The Corporation plans to repurchase up to 2.8 million shares of common stock expected to be issued in conjunction with the combination. The merger transaction is expected to be completed in the third quarter of 1999.

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

Presented below are the calculations for basic and diluted earnings per share:

                                                                Three Months Ended            Six Months Ended
                                                                     June 30,                     June 30,
                                                                1999          1998           1999          1998
                                                                      (In thousands, except per share data)
Net income available to common stockholders                   $39,876       $41,004        $78,827       $80,864
                                                              =======       =======        =======       =======

Weighted average shares outstanding                            63,337        63,261         63,276        63,271
Effect of dilutive stock options outstanding                      585           768            568           790
                                                                  ---           ---            ---           ---
Diluted weighted average shares outstanding                    63,922        64,029         63,844        64,061
                                                               ======        ======         ======        ======

Basic earnings per common share                                 $0.63         $0.65          $1.25         $1.28
                                                                =====         =====          =====         =====
Diluted earnings per common share                               $0.62         $0.64          $1.23         $1.26
                                                                =====         =====          =====         =====

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

The Corporation's reportable segment is banking, conducted through its bank, leasing , mortgage, insurance and brokerage subsidiaries. For purposes of segment disclosure under this statement, these entities have similar economic characteristics and the nature of their products, services, processes, customers, delivery channels and regulatory environment are similar.

The "other" segment is comprised of smaller nonreportable segments, including asset management, consumer finance, treasury, holding company investments, as well as inter-segment eliminations and residual revenues and expenses, representing the difference between actual amounts incurred and the amounts allocated to operating segments.

Selected segment information is presented below.

--------------------------------------------------------------------------------------------------------------------
                                                                                                        Consolidated
                                                  Banking             Other          Eliminations           Total
As of and for the three months ended                                       (In thousands)
June 30, 1999
--------------------------------------------------------------------------------------------------------------------
Total assets                                     $12,314,879        $1,103,425       $(1,795,520)        $11,622,784
                                                 ===========        ==========       ============        ===========

Interest income                                     $204,679           $ 3,950          $(11,252)           $197,377
Interest expense                                     107,829             3,249           (11,252)             99,826
  Net interest income                                 96,850               701                 0              97,551
Provision for loan losses                              4,522               150              (125)              4,547
Noninterest income                                    38,587            29,753           (27,075)             41,265
Depreciation and amortization                          3,281             2,172                 0               5,453
Other noninterest expense                             76,634            21,887           (27,076)             71,445
Income taxes                                          14,827             2,187               481              17,495
                                                     -------             -----               ---              ------
  Net income                                        $ 36,173           $ 4,058          $   (355)           $ 39,876
                                                    ========           =======          =========           ========
As of and for the three months ended
June 30, 1998

Total assets                                     $11,037,165        $1,514,076       $(1,989,898)        $10,561,343
                                                 ===========        ==========       ============        ===========

Interest income                                     $204,544           $ 2,358          $(10,489)           $196,413
Interest expense                                     111,369             1,718           (10,489)            102,598
  Net interest income                                 93,175               640                 0              93,815
Provision for loan losses                              3,500                 0              (125)              3,375
Noninterest income                                    38,262            21,058           (14,383)             44,937
Depreciation and amortization                          7,897               732                 0               8,629
Other noninterest expense                             62,343            13,783           (11,897)             64,229
Income taxes                                          19,343             1,190               982              21,515
                                                      ------             -----               ---              ------
  Net income                                        $ 38,354           $ 5,993          $ (3,343)           $ 41,004
                                                    ========           =======          =========           ========
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
                                                                                                        Consolidated
                                                  Banking             Other          Eliminations           Total
As of and for the three months ended                                       (In thousands)
June 30, 1999
--------------------------------------------------------------------------------------------------------------------
Total assets                                     $12,314,879        $1,103,425       $(1,795,520)        $11,622,784
                                                 ===========        ==========       ============        ===========

Interest income                                     $402,611           $ 8,822          $(18,356)           $393,077
Interest expense                                     209,823             7,261           (18,356)            198,728
  Net interest income                                192,788             1,561                 0             194,349
Provision for loan losses                              8,982               266              (250)              8,998
Noninterest income                                    79,418            58,909           (52,446)             85,881
Depreciation and amortization                          9,706             4,093                 0              13,799
Other noninterest expense                            148,586            45,953           (52,447)            142,092
Income taxes                                          32,716             3,710                88              36,514
                                                      ------             -----                --              ------
  Net income                                        $ 72,216           $ 6,448           $   163            $ 78,827
                                                    ========           =======           ========           ========

As of and for the six months ended June 30, 1998

Total assets                                     $11,037,165        $1,514,076       $(1,989,898)        $10,561,343
                                                 ===========        ==========       ============        ===========

Interest income                                     $409,609           $ 4,940          $(19,512)           $395,037
Interest expense                                     222,768             3,450           (19,512)            206,706
  Net interest income                                186,841             1,490                 0             188,331
Provision for loan losses                              7,383                 0              (250)              7,133
Noninterest income                                    72,673            37,852           (24,012)             86,513
Depreciation and amortization                         15,060             1,433                 0              16,493
Other noninterest expense                            122,181            26,772           (21,013)            127,940
Income taxes                                          39,008             3,319                87              42,414
                                                      ------             -----                --              ------
  Net income                                        $ 75,882           $ 7,818          $ (2,836)            $80,864
                                                    ========           =======          =========            =======
--------------------------------------------------------------------------------------------------------------------

ITEM 2. Management's Discussion and Analysis of Financial Condition and the Results of Operations

Forward-Looking Statements

Forward-looking statements have been made in this document that are subject to risks and uncertainties. These forward-looking statements describe future plans or strategies and include Associated Banc-Corp's expectations of future results of operations. The words "believes," "expects," "anticipates," or other similar expressions identify forward-looking statements.

Shareholders should note that many factors, some of which may be discussed elsewhere in this document could affect the future financial results of Associated Banc-Corp (the "Corporation") and could cause those results to differ materially from those expressed in forward-looking statements contained in this document. These factors include the following:

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

Management continually evaluates strategic acquisition opportunities and other various strategic alternatives that could involve the sale or acquisition of branches or other assets.

Results of Operations - Summary

Net income for the first six months of 1999 totaled $78.8 million, or $1.25 and $1.23 of basic and diluted earnings per share, respectively. Comparatively, net income for the first six months of 1998 was $80.9 million, or $1.28 and $1.26 of basic and diluted earnings per share, respectively. Operating results for the first six months of 1999 generated an annualized return on average assets ("ROA") of 1.41% and an annualized return on average equity ("ROE") of 17.54%, compared to 1.54% and 19.43%, respectively, for the same period in 1998. The net interest margin for the first six months of 1999 was 3.76% compared to 3.78% for the comparable period in 1998.



---------------------------------------------------------------------------------------------------------------------
                                                       TABLE 1
                                        Summary Results of Operations: Trends
                                        (in thousands, except per share data)
                                                      2nd Qtr.      1st Qtr.      4th Qtr.       3rd Qtr.     2nd Qtr.
                                                        1999          1999          1998           1998         1998
---------------------------------------------------------------------------------------------------------------------
Net income (Qtr)                                     $39,876       $38,951      $ 37,756       $ 38,400      $41,004
Net income (YTD)                                     $78,827       $38,951      $157,020       $119,264      $80,864

Earnings per share - basic (Qtr)                       $0.63         $0.62         $0.60          $0.61        $0.65
Earnings per share - basic (YTD)                       $1.25         $0.62         $2.49          $1.89        $1.28

Earnings per share - diluted (Qtr)                     $0.62         $0.61         $0.60          $0.60        $0.64
Earnings per share - diluted (YTD)                     $1.23         $0.61         $2.46          $1.86        $1.26

ROA (Qtr)                                               1.40%         1.42%         1.38%          1.44%        1.56%
ROA (YTD)                                               1.41%         1.42%         1.48%          1.51%        1.54%

ROE (Qtr)                                              17.64%        17.44%        17.08%         17.51%       19.36%
ROE (YTD)                                              17.54%        17.44%        18.33%         18.77%       19.43%

Efficiency ratio (Qtr)                                 54.57%        56.18%        57.59%         53.65%       52.17%
Efficiency ratio (YTD)                                 55.37%        56.18%        54.37%         53.29%       53.11%

Net interest margin (Qtr)                               3.74%         3.78%         3.72%          3.78%        3.78%
Net interest margin (YTD)                               3.76%         3.78%         3.79%          3.77%        3.78%

Net Interest Income and Net Interest Margin

Net interest income on a fully taxable equivalent basis ("FTE NII") was $200.3 million for the first half of 1999, up $8.9 million over the comparable period of 1998. As indicated in Tables 2 and 3, changes in the volume and mix of earning assets ("EAs"), interest-bearing liabilities ("IBLs"), and net free funds ("NFFs") contributed $12.7 million to FTE NII, while the changes in the value of NFFs and in the rate environment impacted FTE NII unfavorably by $3.8 million. The majority of the change in FTE NII between periods is attributable to the acquisitions of Citizens and Windsor, the funding of the BOLI purchases, and the reduced cost of interest-bearing liabilities as a result of lower interest-bearing deposit balances and higher wholesale funding balances.

Average EAs for the first six months of 1999 increased $538 million (5.4%). Loans accounted for over 61% of the EA growth (up $330 million). This growth was funded with increased IBLs, up $551 million or 6.3% (the net of an increase in wholesale funds of $659 million and a decline in interest-bearing deposits of $108 million). Average NFFs declined $13 million between the comparable six month periods. Given the timing of completed acquisitions, Citizens and Windsor are not in average EAs and IBLs for the first half of 1998. Thus, excluding the acquisitions, average EAs increased $236 million, or 2.3% and IBLs increased $310 million, or 3.5%.

The net interest margin for the first half of 1999 was 3.76%, down from 3.78% in the comparable first half of last year. The interest rate spread (the difference between the average earning asset yield and the average rate paid on interest-bearing liabilities) increased 6 basis points, attributable to a 45 bp reduction on IBLs offset by a 39 bp decrease on EAs. Net free funds contribution decreased by 8 bp in the first half of 1999, which was caused by both lower average balances of net free funds and lower value (rate on total IBLs) of these funds. Investments and other short term investments as a percent of average EAs increased to represent 28.5% of average EAs for the first half of 1999, compared to 28.0% last year, negatively impacting the yield on EAs, as investment yields are lower than loan yields. The cost of interest-bearing deposits declined 48 basis points to 4.13% for the first half of 1999 due primarily to changes in pricing strategies in deposit products. With interest-bearing deposits declining to represent 80.0% of average IBLs for the first half of 1999, compared to 86.2% last year, the rate of IBLs was down 45 basis points on average to 4.28%, compared to the first half of 1998.

The $200 million investment in bank owned life insurance ("BOLI") carried in 1999 (none at June 30, 1998) also impacts the comparison of FTE NII. The funding of BOLI increased interest expense by approximately $3.3 million and decreased NIM by 6 basis points between the six month periods. Thus, adjusted for the impact of BOLI, the net interest margin for the six months ended June 30, 1999 would have been 3.82% , or 4 basis points higher than for the comparable period last year.

------------------------------------------------------------------------------------------------------------------------
                                                       TABLE 2
                                Net Interest Income Analysis-Taxable Equivalent Basis
                                                 (Dollars in thousands)
-------------------------------------------------------------------------------------------------------------------------
                                               Three Months ended June 30, 1999        Three Months ended June 30, 1998
                                               --------------------------------        --------------------------------
                                                             Interest    Average                    Interest     Average
                                               Average       Income/     Yield/       Average        Income/     Yield/
                                               Balance       Expense      Rate        Balance        Expense      Rate
---------------------------------------- --------------- ----------- ---------- --------------- ------------ ------------
Loans                                        $7,641,973     $151,790      7.91%     $ 7,285,812     $151,650      8.30%
Investments and other                         3,066,820       48,712      6.35        2,756,113       46,309      6.72
                                              ---------       ------                  ---------       ------
   Total earning assets                      10,708,793      200,502      7.47       10,041,925      197,959      7.86
Other assets, net                               734,640                                 492,995
                                                -------                                 -------
   Total assets                             $11,443,433                             $10,534,920
                                            ===========                             ===========

Interest-bearing deposits                    $7,470,730       75,544      4.06      $ 7,605,270       86,774      4.58
Wholesale funding                             1,991,406       24,282      4.82        1,143,330       15,824      5.48
                                              ---------       ------                  ---------       ------
   Total interest-bearing liabilities         9,462,136       99,826      4.22        8,748,600      102,598      4.69
                                                              ------                                 -------
Demand, non-interest bearing                    959,566                                 796,361
Other liabilities                               115,228                                 140,296
Stockholders' equity                            906,503                                 849,663
                                                -------                                 -------
   Total liabilities and equity             $11,443,433                             $10,534,920
                                            ===========                             ===========

Interest rate spread                                                      3.25                                    3.17
Net interest income and net interest
   margin                                                   $100,676      3.74%                     $ 95,360      3.78%
                                                            ========                                ========
Tax equivalent adjustment                                   $  3,125                                $  1,545
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
                               TABLE 2 (Continued)
              Net Interest Income Analysis-Taxable Equivalent Basis
                             (Dollars in thousands)
------------------------------------------------------------------------------------------------------------------------
                                                Six Months ended June 30, 1999          Six Months ended June 30, 1998
                                                ------------------------------          ------------------------------
                                                             Interest    Average                    Interest    Average
                                               Average       Income/     Yield/        Average       Income/    Yield/
                                               Balance       Expense      Rate         Balance       Expense     Rate
------------------------------------------------------------------------------------------------------------------------
Loans                                       $ 7,573,929     $302,402      7.98%     $ 7,244,104    $ 302,957      8.37%
Investments and other                         3,022,769       96,581      6.39        2,814,350       95,135      6.76
                                              ---------       ------                  ---------       ------
   Total earning assets                      10,596,698      398,983      7.53       10,058,454      398,092      7.92
Other assets, net                               703,925                               500,079
                                                -------                               -------
   Total assets                             $11,300,623                             $10,558,533
                                            ===========                             ===========

Interest-bearing deposits                   $ 7,470,359      152,944      4.13      $ 7,577,860      173,071      4.61
Wholesale funding                             1,872,553       45,785      4.86        1,213,946       33,635      5.51
                                              ---------       ------                  ---------       ------
   Total interest-bearing liabilities         9,342,912      198,729      4.28        8,791,806      206,706      4.73
                                                             -------                                 -------
Demand, non-interest bearing                    931,906                                 787,671
Other liabilities                               119,541                                 139,898
Stockholders' equity                            906,264                                 839,158
                                                -------                                 -------
   Total liabilities and equity             $11,300,623                             $10,558,533
                                            ===========                             ===========

Interest rate spread                                                      3.25                                    3.19
Net interest income and net interest                        $200,254      3.76%                    $ 191,386      3.78%
margin
                                                            ========                            ============
Tax equivalent adjustment                                   $  5,905                                 $ 3,055
------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
                                                       TABLE 3
                                                Volume / Rate Variance
                                                (Dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------
                                                                        Comparison of
                                     Three Months ended June 1999 versus            Six Months ended June 1999 versus
                                         Three  Months ended June 1998                  Six  Months ended June 1998
                                     Income/       Variance Attributable to        Income/      Variance Attributable to
                                     Expense         Volume          Rate          Expense        Volume          Rate
------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                             $     140         $ 7,238       $ (7,098)       $   (555)      $13,480       $(14,035)
Investments and Other                 2,403           5,403         (3,000)          1,446         7,470         (6,024)
                                      -----           -----         ------           -----        ------         ------
   Total interest income              2,543          12,641        (10,098)            891        20,950        (20,059)
INTEREST EXPENSE
Interest-bearing deposits         $(11,231)         $(4,500)      $ (6,731)       $(20,128)      $(8,095)      $(12,033)
Wholesale funding                    8,458           10,460         (2,002)         12,151        16,345         (4,194)
                                    ------           ------         ------          ------        ------        -------
   Total interest expense           (2,773)           5,960        (8,733)         (7,977)         8,250        (16,227)

                                  --------------------------------------------------------------------------------------
   Net interest income            $  5,316          $ 6,681       $(1,365)        $ 8,868        $12,700       $ (3,832)
                                  ======================================================================================

The change in interest due to both rate and volume has been allocated proportionately to volume variance and rate variance based on the relationship of the absolute dollar change in each.

Provision For Possible Loan Loss

The provision for possible loan losses ("PFLL") for the first six months of 1999 was $9.0 million, up $1.9 million from the comparable period last year. The PFLL recorded for the first six months of 1999 exceeded net charge-offs recorded in the same period by $2.0 million. Net charge-offs as a percent of average loans (on an annualized basis) decreased to 0.19% compared to the same period last year of 0.23%. See Table 8.

The PFLL is a function of the methodology used to determine the adequacy of the allowance for loan losses. See additional discussion under the "Allowance for Loan Losses" section.

Noninterest Income

Noninterest income excluding net investment security gains and other asset sales gains was $80.7 million, or $6.5 million higher than the comparable 1998 period (See Table 4). Noninterest income was $85.9 million for the first half of 1999, down $632,000, or 0.7%, in the first six months of 1999 compared to the same period last year. The acquisitions accounted for approximately $1.0 million of noninterest income in the six months of 1999.

Trust service fees increased $3.2 million, or 20.1% compared to the same six month period last year, as a result of higher trust assets under management and general market conditions.

Mortgage banking income consists of servicing fees, gains on sales of loans, and production related revenue (origination, underwriting and escrow waiver fees). Mortgage banking income decreased $1.9 million, or 8.4% from the first six months of 1998, with a $3.1 million decrease in gains on sales of loans and volume related fees (impacted by approximately 16% lower mortgage production), partially offset by an increase of $1.3 million in servicing fees (given a 7% increase in mortgages serviced for others to $5.5 billion).

Retail commission income (brokerage and insurance commissions) increased $1.4 million, or 19.1% compared to the same period last year. The majority of the increase is brokerage related, particularly variable and fixed annuities.

Income from BOLI (with $100 million purchased in each October 1998 and May 1999) accounts for $3.5 million of the increase between the first six month periods. BOLI income is included in other noninterest income in the consolidated income statements.

Asset sale gains decreased $5.8 million, compared to the first six months of 1998. The first half of 1998 included non-recurring gains of $2.9 million on sales of office buildings and a gain of $3.0 million on the sale of an affinity credit card portfolio.

Net investment securities gains were $4.6 million for the first six months of 1999, down $1.3 million when compared to the same period last year.




-------------------------------------------------------------------------------------------------------------------------
                                                       TABLE 4
                                                  Noninterest Income
                                                    (in thousands)
-------------------------------------------------------------------------------------------------------------------------
                                        2nd Qtr.   2nd Qtr.   Dollar    Percent     YTD        YTD      Dollar   Percent
                                          1999       1998     Change    Change      1999       1998     Change   Change
-------------------------------------------------------------------------------------------------------------------------
Trust service fees                      $ 9,608    $ 8,066    $ 1,542    19.1%    $19,189    $15,981    $3,208    20.1%
Service charges on deposit accounts       6,773      6,816        (43)   (0.6)     13,690     13,186       504     3.8
Mortgage banking                          8,420     11,183     (2,763)  (24.7)     20,221     22,079    (1,858)   (8.4)
Credit card & other nondeposit fees       5,094      4,711        383     8.1       9,652      8,697       955    11.0
Retail commission income                  4,897      3,987        910    22.8       8,783      7,377     1,406    19.1
BOLI income                               2,270        ---      2,270     ---       3,548        ---     3,548     ---
Asset sale gains, net                       321      6,191     (5,870)  (94.8)        603      6,376    (5,773)  (90.5)
Investment securities gains, net          1,023        643        380    59.1       4,612      5,954    (1,342)  (22.5)
Other                                     2,859      3,340       (481)  (14.4)      5,583      6,863    (1,280)  (18.7)
                                         ------      -----      -----   -----       -----      -----    -------  ------
Total noninterest income                $41,265    $44,937    $(3,672)   (8.2)%   $85,881    $86,513    $ (632)   (0.7)%
                                        =======    =======    ========  ======    =======    =======    =======  ======

Total, net of securities gains          $40,242    $44,294    $(4,052)  (9.1)%    $81,269    $80,559    $  710     0.9%
Total, net of securities and asset
  sale gains                            $39,921    $38,103    $ 1,818     4.7%    $80,666    $74,183    $6,483     8.7%
------------------------------------------------------------------------------------------------------------------------

Noninterest Expense

Noninterest expense ("NIE") was $155.9 million for the first half of 1999, up $11.5 million, or 7.9%, compared to the same six month period last year (See Table 5). The timing of the Citizen's and Windsor purchase acquisitions added approximately $5.8 million to NIE for the first half of 1999 compared to last year.

Salary and employee benefit expenses increased to $77.4 million, up $3.8 million to the same period last year. Approximately $3.1 million of the change between comparable periods is due to the additional staff of acquired entities, with the remainder due to base merit increases.

Occupancy and equipment increased to $18.9 million, up $1.8 million over the comparable period last year. The increase is primarily due to higher rental expenses and contract maintenance.

Data processing increased to $10.5 million, up $1.0 million to the same period last year. Higher processing volumes, software costs, and the timing of the acquisitions account for the majority of the increase.

Stationery and supplies increased to $3.9 million, up $1.0 million over the comparable period last year due in part to a larger asset base and workforce.

Other expenses were up $4.9 million over the comparable six month period, principally in professional fees (up $1.8 million, primarily a function of Y2K costs), and in office expense which includes costs such as telephone, postage, and courier (up $2.0 million).



-------------------------------------------------------------------------------------------------------------------------
                                                       TABLE 5
                                                 Noninterest Expense
                                                    (In thousands)
-------------------------------------------------------------------------------------------------------------------------
                                        2nd Qtr.   2nd Qtr.   Dollar    Percent     YTD        YTD      Dollar   Percent
                                          1999       1998     Change    Change      1999       1998     Change   Change
-------------------------------------------------------------------------------------------------------------------------
Salaries and employee benefits          $39,153    $37,322    $1,831      4.9%   $ 77,383    $73,585    $3,798     5.2%
Occupancy                                 5,581      5,054       527      10.4     11,507     10,222     1,285    12.6
Equipment                                 3,725      3,458       267       7.7      7,417      6,867       550     8.0
Data processing                           5,167      4,789       378       7.9     10,462      9,443     1,019    10.8
Business development and advertising      3,270      4,069      (799)    (19.6)     6,329      7,335   (1,006)   (13.7)
Stationery and supplies                   2,021      1,486       535      36.0      3,892      2,882     1,010    35.0
FDIC expense                                716        817      (101)    (12.4)     1,578      1,647      (69)    (4.2)
Other                                    17,265     15,863     1,402       8.8     37,323     32,452     4,871    15.0
                                        -------    -------     -----       ---    -------     ------     -----   -----
Total noninterest expense               $76,898    $72,858    $4,040      5.6%   $155,891   $144,433   $11,458     7.9%
                                        =======    =======    ======      ====   ========   ========   =======   =====
------------------------------------------------------------------------------------------------------------------------

Balance Sheet

At June 30, 1999, total assets were $11.6 billion, an increase of $1.1 billion, or 10.1%, over June 30, 1998, while assets grew $372 million over December 31, 1998. Citizens and Windsor accounted for $372 million of the increase between comparable second quarter periods, while Windsor accounted for $182 million of the increase since year end 1998. Citizens was acquired in December 1998 (total assets of $161 million; loans of $105 million; deposits of $117 million). Windsor was acquired in February 1999 (total assets of $182 million; loans of $113 million; deposits of $152 million).

On average, total assets for the first six months of 1999 increased to $11.3 billion, or $742 million (7.0%) over the same period last year. Excluding the acquisitions, total assets were up 2.1% on average. Average earning assets for the first half of 1999 were $10.6 billion which, excluding the acquisitions, increased $236 million over the first half of 1998.

Loan growth accounted for essentially all the earning asset growth for the first six months of 1999. On average, loans were $7.6 billion in the first half of 1999, growing $330 million over the same period in 1998. Without the acquisitions, average loans grew 1.8% over the comparable six-month period in 1998.

On average, deposits were $8.4 billion in the first half of 1999, increasing $37 million over the same period last year. Without the acquisitions, average deposits were down 2.5% for the comparable periods.

----------------------------------------------------------------------------------------------------------------------
                                                       TABLE 6
                                             Period End Loan Composition
                                                (Dollars in millions)
----------------------------------------------------------------------------------------------------------------------
                                             June 30,        % of        June 30,       % of       Dec. 31,      % of
                                               1999          Total         1998         Total        1998        Total
----------------------------------------------------------------------------------------------------------------------
Commercial,  financial                       $1,189           15%        $1,102          15%       $  962          13%
& agricultural ("CF&A loans")
Real estate-construction                        481            6            328           5           461           6
Real estate-mortgage                          5,276           69          5,047          69         5,245          71
Installment                                     748           10            802          11           751          10
Leases                                           24           --             18          --            19          --
                                               ----          ---          -----         ---         -----         ---
Total loans (including loans held
for sale)                                    $7,718          100%        $7,297         100%       $7,438         100%
                                             ======          ===         ======         ===        ======         ===
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
                                                       TABLE 7
                                           Period End Deposit Composition
                                                (Dollars in millions)
------------------------------------------------------------------------------------------------------------------------
                                             June 30,        % of        June 30,       % of       Dec. 31,      % of
                                               1999          Total         1998         Total        1998        Total
------------------------------------------------------------------------------------------------------------------------
Demand                                       $  974           11%        $  842          10%       $  998         12%
Savings                                         934           11            999          12           937         11
NOW                                             743            9            412           5           835         10
Money Market                                  1,366           16          1,422          17         1,165         13
Time                                          4,473           53          4,792          56         4,623         54
                                              -----          ---          -----         ---         -----        ---
Total deposits                               $8,490         100%         $8,467        100%        $8,558        100%
                                             ======         ===          ======        ===         ======        ===
------------------------------------------------------------------------------------------------------------------------

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

As of June 30, 1999, the allowance for possible loan losses ("AFLL") was $103.7 million, representing 1.36% of loans outstanding, compared to $91.7 million, or 1.27% of loans at June 30, 1998, and $99.7 million, or 1.37% at year end 1998. At June 30, 1999, the AFLL was 247% of nonperforming loans compared to 198% and 185% at June 30 and December 31, 1998, respectively. The AFLL was increased in part by balances acquired of $2.0 million related to Windsor (included in first quarter 1999) and $3.6 million related to Citizens (included as of December 31,
1998). Table 8 provides additional information regarding activity in the AFLL.

The June 30, 1999 AFLL increased $4.1 million since December 31, 1998, of which $2.0 million was acquired with the Windsor transaction. Additionally, period end loans grew $362 million (10.0% annualized) since year end (or 6.9% annualized excluding the Windsor acquisition). Loan growth has been predominantly in commercial-oriented loans (CF&A loans, commercial real estate and real estate construction loans) which by their nature carry greater inherent credit risk. These commercial-oriented loans increased as a percent of total loans to 37% at June 30, 1999 compared to 32% at December 31, 1998.

The June 30, 1999 AFLL increased $12.0 million since June 30, 1998, of which $5.6 million was acquired with the Windsor and Citizens transactions. Period end loans grew $424 million (5.9%) since June 30, 1998 (or 2.9% excluding the acquisitions), again mostly in commercial-oriented loans. In particular, the mix of commercial real estate loans (included in Table 6 under real estate-mortgage) increased to 21% of total loans at June 30, 1999 compared to 19% and 17% for December 31 and June 30, 1998, respectively.

Charge-offs were $8.0 million for the period ending June 30, 1999, $7.2 million at year end 1998, and $9.8 million for the period ending June 30, 1998, while recoveries for the corresponding periods were $1.0 million, $4.0 million and $1.7 million, respectively. There was a large commercial credit of which approximately $2.0 million was charged off in the first half of 1998 and recovered in the second half of 1998.

The AFLL represents management's estimate of an amount adequate to provide for potential losses inherent in the loan portfolio as of each balance sheet date. Management's evaluation of the adequacy of the AFLL is based on management's ongoing review and grading of the loan portfolio, consideration of past loan loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, current economic conditions, the fair value of underlying collateral, and other existing factors affecting borrowers which could result in potential credit losses, such as Year 2000 issues relating to borrowers.

--------------------------------------------------------------------------------------------------------------------------
                                                         TABLE 8
                                   Allowance for Loan Losses and Nonperforming Assets
                                                 (Dollars in thousands)
--------------------------------------------------------------------------------------------------------------------------
                                                                          At and for the                 At and for the
                                                                         six months ended                  year ended
                                                                             June 30,                     December 31,
--------------------------------------------------------------------------------------------------------------------------
                                                                     1999                 1998                1998
                                                                     ----                 ----                ----
                                                                                     (In Thousands)
--------------------------------------------------------------------------------------------------------------------------
Allowance for Loan Losses (AFLL):
Balance at beginning of period                                    $ 99,677              $ 92,731           $ 92,731
Balance related to acquisitions                                      2,037                   ---              3,636
Provision for possible loan losses                                   8,998                 7,133             14,740
Charge-offs                                                         (7,969)               (9,814)           (17,039)
Recoveries                                                             992                 1,658              5,609
                                                                    -------               ------            -------
    Net charge-offs (NCOs)                                          (6,977)               (8,156)           (11,430)
                                                                    -------               ------            -------
Balance at end of period                                           $103,735             $ 91,708           $ 99,677
                                                                   ========             ========           ========
Nonperforming Assets:
Nonaccrual loans                                                   $ 37,431             $ 39,512           $ 48,150
Accruing loans past due 90 days or more                               4,243                6,404              5,252
Restructured loans                                                      283                  287                485
                                                                    -------               ------             ------
Total nonperforming loans (NPLs)                                     41,957               46,203             53,887
Other real estate owned (OREO)                                        9,759                4,012              6,025
                                                                    -------               ------             ------
      Total nonperforming assets (NPAs)                            $ 51,716             $ 50,215           $ 59,912
                                                                   ========             ========           ========
Ratios:
AFLL to NCOs (annualized)                                              7.37                 5.58               8.72
NCOs to average loans (annualized)                                     0.19%                0.23%              0.16%
AFLL to total loans                                                    1.36%                1.27%              1.37%
NPLs to total loans                                                    0.55%                0.64%              0.74%
NPAs to total assets                                                   0.44%                0.48%              0.53%
AFLL to NPLs                                                            247%                 198%               185%
--------------------------------------------------------------------------------------------------------------------------

Nonperforming Loans And Other Real Estate Owned

Nonperforming loans ("NPLs") are considered an indicator of future loan losses. NPLs are defined as nonaccrual loans, loans 90 days or more past due but still accruing and restructured loans. The Corporation specifically excludes student loan balances that are 90 days or more past due and still accruing and that have contractual government guarantees as to collection of principal and interest, from its definition of NPLs. The Corporation had $12 million, $13 million and $7 million of these loans at June 30, 1999, December 31, 1998, and June 30, 1998, respectively.

Table 8 provides detailed information regarding nonperforming assets. NPLs decreased to $42 million at June 30, 1999, down $11.9 million when compared to year end 1998, and down $4.2 million from the same period in 1998. Approximately $4.0 million of the change since year end 1998 was due to a loan secured by commercial property which was transferred from the nonaccrual category at December 31, 1998 into OREO in 1999, with the remaining decline seen primarily in residential real estate nonaccruals. The decrease in NPLs between the June 30 periods is in part due to a $5.7 million decline in nonaccrual commercial and industrial loans offset by a $2.6 million increase in loans secured by real estate, mostly residential properties.

OREO was $9.8 million at June 30, 1999, up from $3.7 million and up $5.7 million from December 31, and June 30, 1998, respectively. The increase since year-end was primarily due to the $4.0 million commercial property transferred into OREO as described above (which was subsequently sold during the third quarter of 1999). The increase between June periods was due principally to the $4.0 million commercial property and the classification of certain bank properties as OREO in fourth quarter 1998.

Potential problem loans are loans where there are doubts as to the ability of the borrower to comply with present repayment terms. The decision of management to place loans in this category does not necessarily mean that the Corporation expects losses to occur but that management recognizes that a higher degree of risk is associated with these performing loans. At June 30, 1999, potential problem loans totaled $62 million. The loans that have been reported as potential problem loans are not concentrated in a particular industry. Management does not presently expect significant losses from credits in this category.

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

Liquidity, particularly at the banking subsidiaries, is predominantly derived from deposit growth. Deposits as a percentage of total funding sources (which includes deposits, short-term borrowings and long-term debt) was 82% on average for the first half of 1999.

Another substantial source of liquidity is the investment securities portfolio, totaling $3.1 billion at June 30, 1999. These securities could be sold for liquidity or pledged to provide additional funding. Management may continue to reposition the investment portfolio in order to enhance future results of operations with no expected material impact on liquidity.

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

At June 30, 1999, the parent company had $225 million of established lines of credit with non-affiliated banks, of which $59 million was in use.

Capital

Stockholders' equity at June 30, 1999 increased to $897.2 million, compared to $867.3 million at June 30, 1998. The change in equity between the two periods was primarily composed of the retention of earnings, the issuance of common stock in connection with acquisitions, the exercise of stock options, along with the payment of dividends and the repurchase of common stock. Stockholders' equity also included unrealized losses, net of tax, on securities available for sale (included in accumulated comprehensive income) of $9.6 million at June 30, 1999, compared to the unrealized gains, net of tax, on securities available for sale (included in accumulated comprehensive income) of $31.8 million for the comparable prior year period. The ratio of period-end equity to assets at June 30,1999, was 7.72%, compared to 8.21% at June 30, 1998. The decline in the period-end equity to assets ratio was primarily attributable to the accumulated other comprehensive loss of $9.7 million at June 30, 1999, down $41.5 million when compared to the accumulated other comprehensive gain of $31.8 million at June 30, 1998.

Cash dividends of $0.29 per share were paid in 1Q99 and 2Q99, representing pay-out ratios of 46.77% and 46.03%, for the respective periods.

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

                                                       TABLE 9
                                                    Capital Ratios
--------------------------------------------------------------------------------------------------------------------------
                                                            Tier I Capital      Total Capital       Tier I Leverage
--------------------------------------------------------------------------------------------------------------------------
June 30, 1999                                                   10.48%              11.83%               7.49%
December 31, 1998                                               11.05%              12.28%               7.56%
June 30, 1998                                                   12.14%              13.37%               7.63%
Regulatory minimum requirements for well capitalized             6.00%              10.00%               5.00%

--------------------------------------------------------------------------------------------------------------------------

Second Quarter Results

Net income for the second quarter of 1999 ("2Q99") was $39.9 million, down $1.1 million compared to the same period last year. Diluted EPS was $.62 down from $.64 for the same period in 1998. The quarterly ROE and ROA were 17.64% and
1.40%,   respectively  for  2Q99,   compared  to  19.36%  and  1.56%  for  2Q98,
respectively.

FTE NII for 2Q99 increased by $5.3 million compared to 2Q98. FTE NII was impacted positively compared to 2Q98 by $667 million growth in EAs (adding $5.3 million to FTE NII), and an 8 bp increase in rate spread (adding $2.0 million to FTE NII), offset by higher NFF cost of $2.0 million. The NIM was 4 bp lower than NIM of 2Q98. The decrease in NIM was attributable to a 39 bp decline in earning asset yield (impacted in part by holding a lower mix of loans to earning assets), offset with a 47 bp decrease in the cost of interest-bearing liabilities (due to greater reliance on wholesale funding). Additionally, average NFF was negatively impacted by an average $166 million of BOLI purchases, reducing FTE NII by $2.0 million and NIM by 8 bp. Thus, NIM adjusted for BOLI would have increased 4 bp over the comparable quarter. The $5.3 million increases in FTE NII includes approximately $4.5 million of FTE NII attributable to the acquisitions.

The PFLL for 2Q99 was $4.5 million, up slightly ($96,000) from 1Q99 of $4.5 million and up $1.2 million from 2Q98 of $3.4 million. The PFLL recorded in the second quarter of 1999 exceeded net charge-offs recorded in the same quarter by $671,000. Net charge-offs as a percent of average loans (on an annualized basis) increased to 0.20% compared to 1Q99 of 0.17%, and decreased when compared to 2Q98 of 0.28%.

Noninterest income for 2Q99 was $41.3 million, down $3.7 million (8.2%) versus 2Q98. However, excluding securities and asset sale gains, noninterest income increased $1.8 million (4.8%). The increase was primarily attributable to an increase of $1.5 million in trust service fees, $2.3 million of BOLI income, $909,000 of retail commissions, offset by a decrease of $2.8 million in mortgage banking income (principally in gains on sale, which are a function of the interest rate environment and approximately 29% lower mortgage production between quarters).

Noninterest expense for 2Q99 was $76.9 million, up $4.0 million (5.5%) over 2Q98. The $4.0 million increase was primarily a result of an increase of $1.8 million in personnel, $1.1 million in losses other than loans, particularly overdraft losses, $1.2 million in office expense, $1.1 million in mortgage servicing rights amortization, and $1.5 million increase in various other expenses due to the timing of the acquisitions. Primarily offsetting the increases was a $5.1 million swing in mortgage servicing right valuation reserve.

Current Accounting Pronouncements

Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133", was issued in June 1999. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. SFAS No. 133, as amended by SFAS No. 137, is effective for all quarters of fiscal years beginning after June 15, 2000. Earlier application is encouraged, but is permitted only as of the beginning of any fiscal quarter that begins after the issuance of the statement. This statement should not be applied retroactively to financial statements of prior periods. The adoption of SFAS No. 133, as amended, is not expected to have a material impact on the Corporation's financial statements.

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

The Corporation is adhering to FFIEC guidelines for substantially completing Year 2000 remediation, testing and implementation for all Mission Critical products and services by June 30, 1999, and for Significant products and services by December 31, 1999. As of July 31, 1999, the Corporation has completed remediation, testing and implementation for all of its Mission Critical products. Additionally, as of July 31, 1999, the corporation has completed remediation, testing and implementation for all but four of its Significant products. The remaining Significant products are expected to be completed by September 30, 1999.

The Corporation has been careful to consider non-information technology as well as information technology systems in its approach to Year 2000 compliance.
Non-information technology systems include equipment in use in the business areas, which is not defined as computer hardware or peripheral devices.
Equipment          includes:          calculators,          time         clocks,
heating/ventilating/air-conditioning, elevators, telephones, facsimiles, satellite dishes, and security devices. The Corporation has contacted vendors of non-information technology systems to determine Year 2000 compliance of these systems and products and anticipates the completion of testing of these systems and products during 1999. The Corporation has also identified third parties with which it has a material relationship, such as telecommunications, power and other utility vendors. The impact and status of these services has been reviewed and appropriate steps have been taken, as considered appropriate in the circumstances, to provide for continued operation for all areas.

The Corporation's customers who are not preparing for the Year 2000 may experience a disruption in business that could potentially result in significant financial difficulties. Through the use of personal contacts and questionnaires, the Corporation has taken an active role in heightening customer awareness of the Year 2000 issues, assessing and monitoring material customers' Year 2000 compliance efforts, and taking steps to minimize the Corporation's exposure. Material customers include fund takers, fund providers, and capital market and asset management counterparties. The Year 2000 readiness of material customers is being monitored by the Corporation on a quarterly basis and prospective material credit customers are also assessed for Year 2000 compliance as part of the underwriting process. Additionally, consideration of Year 2000 credit risk has been incorporated into the Corporation's loan reserve methodology. Major fund providers have been identified and their Year 2000 readiness has been assessed and is being monitored.

The estimated costs for Year 2000 compliance are not expected to have a significant impact on the Corporation's results of operations, liquidity or capital resources. The Corporation estimates the total cost of addressing Year 2000 issues will be approximately $10.5 million, of which approximately $10 million has been expended as of June 30, 1999. Additional expenditures will continue through 1999. Year 2000 compliance costs have been influenced by a heavy reliance on external resources that have been contracted to assist the Corporation in the project management, vendor management, and testing phases of its Year 2000 compliance effort. Scheduled systems upgrades and enhancements which would have taken place, notwithstanding the Year 2000 compliance process, have not been included in the estimated Year 2000 costs, even though certain of these expenses may result in Year 2000 solutions.

Management of the Corporation believes that the potential effects on the Corporation's internal operations of the Year 2000 compliance effort can and will be addressed prior to the Year 2000. However, if required product or service upgrades are not made or are not completed on a timely basis prior to the Year 2000, the Year 2000 issue could disrupt normal business operations. Additionally, subsequent uncontrolled changes to Mission Critical and Significant products could impact their Year 2000 compliance. Normal business operations could also be disrupted if third party servicers, upon which the Corporation depends for services, including service bureaus, payment systems, utilities, etc., encounter difficulties relating to the Year 2000 issue. The most reasonable likely worst case Year 2000 scenarios foreseeable at this time would include the Corporation temporarily not being able to process, in some combination, various types of customer transactions. This could affect the ability of the Corporation to, among other things, originate new loans, post loan payments, accept deposits or allow immediate withdrawals, and, depending on the amount of time such scenario lasted, could have a material adverse effect on the Corporation.

Because of the serious implications of the scenarios mentioned above, a number of actions are being taken to address and/or mitigate these risks. Contingency plans have been established and are being monitored for all mission critical products to mitigate the risks associated with any failure to successfully complete Year 2000 compliance renovation, validation, or implementation efforts. Management has also instituted procedures to ensure that those Mission Critical and Significant products tested to be Year 2000 ready remain so through the turn of the century. This clean management procedure provides for controlling changes to products deemed Year 2000 ready and a process for revalidating those products as changes occur prior to the turn of the century. Additionally, a business resumption contingency plan has been developed to mitigate risks associated with the failure at critical dates of systems that support core business processes. This Year 2000 business resumption contingency plan is designed to ensure that Mission Critical core business processes will continue if one or more supporting systems fail and would allow for limited transactions, including the ability to make certain deposit withdrawals, until the Year 2000 problems are fixed. A liquidity contingency plan is also being written and will be tested, including working with the Federal Reserve to ensure that adequate currency will be available to meet anticipated customer needs, as well as ensuring adequate access to funding as needed by the Corporation

The costs of the Year 2000 project and the date on which the Corporation plans to complete Year 2000 compliance are based on management's best estimates, which were derived using numerous assumptions of future events such as service bureaus' and other vendors' plans, the availability of certain resources (including internal and external resources), and other factors. However, there can be no guarantee that these estimates will be achieved at the cost disclosed or within the timeframe indicated, and actual results could differ materially from these plans. Factors that might affect the timely and efficient completion of the Corporation's Year 2000 project include, but are not limited to, vendors' and service bureaus' abilities to adequately correct or convert software and the effect on the Corporation's ability to test these systems, the availability and cost of personnel trained in the Year 2000 area, the ability to identify and correct all relevant computer programs, and similar uncertainties.

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

                              ASSOCIATED BANC-CORP
                           PART II - OTHER INFORMATION

Item 4:   Submission of matters to a vote of security holders

          (a) The corporation held its Annual Meeting of Shareholders on April 28, 1999. Proxies were solicited by corporation management pursuant to Regulation 14A under the Securities Exchange Act of 1934.

          (b) Directors elected at the Annual Meeting were John S. Holbrook, Jr., William R. Hutchinson, George R. Leach, and John C. Seramur.

          (c) The matters voted upon and the results of the voting were as follows:

               (i) Election of the below-named nominees to the Board of Directors of the Corporation:

                                                    FOR            WITHHELD

                    All Nominees:                51,493,138         741,382

                    By Nominee:

                    John S. Holbrook, Jr.        51,715,274         519,246
                    William R. Hutchinson        51,719,555         514,965
                    George R. Leach              51,493,138         741,382
                    John C. Seramur              51,734,696         499,824

               (ii) Ratification  of the  selection  of KPMG LLP as  independent auditors of Associated for the year ending December 31, 1999.

                          FOR               AGAINST                ABSTAIN

                      51,609,200            231,164                394,156

          (d)  Not applicable

ITEM 6:  Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               Exhibit  11,   Statement   regarding   computation  of  per-share
               earnings. See Note 5 of the notes to consolidated financial statements in Part I Item I.

               Exhibit   27,   Financial   data   schedule.   Included   in  the
               electronically filed document as required.

          (b) Reports on Form 8-K:

          There were no reports on Form 8-K filed for the six months ended June 30, 1999. SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       ASSOCIATED BANC-CORP
                                       (Registrant)


Date:  August 13, 1999                 /s/ H. B. Conlon
                                       ----------------------------------------
                                           H. B. Conlon
                                           Chairman and Chief Executive Officer


Date:  August 13, 1999                 /s/ Joseph B. Selner
                                       ----------------------------------------
                                           Joseph B. Selner
                                           Principal Financial Officer