Form 10-Q
period 1999-09-30
ASSOCIATED BANC-CORP
filed 1999-11-12
CIK 7789

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

    X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----------   SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended       September 30, 1999
                                            -----------------------------------

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----------   SECURITIES EXCHANGE ACT OF 1934

             For the transition period from                  to
                                            ----------------    ---------------

Commission file number               0-5519
                      ---------------------------------------------------------

                              Associated Banc-Corp
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

   Wisconsin                                                 39-1098068
-------------------------------------------------------------------------------
(State or other  jurisdiction of                           (IRS employer
 incorporation  or  organization)                           identification no.)

1200 Hansen Road, Green Bay, Wisconsin                          54304
-------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip code)

                                 (920) 491-7000
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant's common stock, par value $0.01 per share, at October 31, 1999, was 63,976,740 shares.

                              ASSOCIATED BANC-CORP
                                TABLE OF CONTENTS


                                                                       Page No.
                                                                       --------

PART I.  Financial Information

         Item 1.  Financial Statements (Unaudited):

                  Consolidated Balance Sheets -
                  September 30, 1999, September 30, 1998
                      and December 31, 1998

                  Consolidated Statements of Income -
                  Three and Nine Months Ended
                      September 30, 1999 and 1998

                  Consolidated Statement of Changes in
                      Stockholders' Equity -
                      Nine Months Ended September 30, 1999

                  Consolidated Statements of Cash Flows -
                  Nine Months Ended September 30, 1999 and 1998

                  Notes to Consolidated Financial Statements

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures About
                      Market Risk

PART II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K

 Signatures

                                           PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

                                               ASSOCIATED BANC-CORP
                                           Consolidated Balance Sheets
                                                   (Unaudited)

                                                                          September 30,       September 30,        December 31,
                                                                              1999                 1998                1998
                                                                              ----                 ----                ----
                                                                                    (In thousands, except share data)
ASSETS
Cash and due from banks                                                  $   305,626         $   241,447          $    331,532
Interest-bearing deposits in other financial institutions                      5,539              10,348               200,467
Federal funds sold and securities purchased under agreements
    to resell                                                                 45,230              68,695                 4,485
Investment securities:
    Held to maturity-at amortized cost (fair value of
       $443,297, $634,353 and $562,940, respectively)                        440,804             621,522              550,775
    Available for sale-at fair value (amortized cost of
       $2,842,931, $2,070,851, and $2,320,240, respectively)               2,805,061           2,118,320            2,356,960
Loans held for sale                                                           19,967              90,700              165,170
Loans                                                                      8,121,683           7,180,810            7,272,697
Allowance for possible loan losses                                          (110,241)            (92,715)             (99,677)
                                                                           ---------           ---------            ---------
    Loans, net                                                             8,011,442           7,088,095            7,173,020
Premises and equipment                                                       138,890             134,612              140,142
Other assets                                                                 552,027             201,936              328,116
                                                                           ---------           ---------            ---------
               Total assets                                              $12,324,586         $10,575,675          $11,250,667
                                                                          ==========          ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing deposits                                             $ 1,098,339         $   888,896          $   998,379
Interest-bearing deposits                                                  7,880,193           7,610,772            7,559,440
                                                                           ---------           ---------            ---------
    Total deposits                                                         8,978,532           8,499,668            8,557,819
Short-term borrowings                                                      2,248,189           1,040,095            1,671,093
Long-term borrowings                                                          24,473              26,889               26,004
Accrued expenses and other liabilities                                       142,269             125,459              117,030
                                                                             -------             -------            ---------
              Total liabilities                                           11,393,463           9,692,111           10,371,946

Stockholders' equity
    Preferred stock                                                              ---                 ---                  ---
    Common stock (par value $0.01 per share, authorized
      100,000,000 shares, issued 64,156,539, 63,389,734 ,
      63,389,734 shares respectively )                                           641                 634                  634
    Surplus                                                                  254,602             224,982              225,757
    Retained earnings                                                        704,787             631,052              646,071
    Accumulated other comprehensive income (loss)                            (24,450)             30,512               23,369
    Treasury stock at cost (121,564, 95,034 and 503,158
      shares, respectively)                                                   (4,457)             (3,616)             (17,110)
                                                                             -------             -------            ---------

              Total stockholders' equity                                     931,123             883,564              878,721
                                                                             -------             -------            ---------
               Total liabilities and stockholders' equity                $12,324,586         $10,575,675          $11,250,667
                                                                         ===========         ===========          ===========

See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:


                                               ASSOCIATED BANC-CORP
                                        Consolidated Statements of Income
                                                   (Unaudited)

                                                                               Three Months Ended              Nine Months Ended
                                                                                  September 30,                  September 30,
                                                                               1999          1998              1999         1998
                                                                               ----          ----              ----         ----
                                                                                        (In thousands, except share data)
INTEREST INCOME
    Interest and fees on loans                                             $ 157,312       $ 151,786        $ 459,284    $ 454,249
    Interest and dividends on investment securities:
       Taxable                                                                41,302          40,770          121,638      126,607
       Tax exempt                                                              6,092           2,815           16,112        7,880
    Interest on deposits in other financial institutions                          93             257              373        1,442
    Interest on federal funds sold and securities
       purchased under agreements to resell                                      386             778              855        1,265
                                                                             -------         -------          -------      -------
       Total interest income                                                 205,185         196,406          598,262      591,443
INTEREST EXPENSE
    Interest on deposits                                                      78,734          87,640          231,676      260,711
    Interest on short-term borrowings                                         26,486          14,638           71,405       47,288
    Interest on long-term borrowings                                             395             446            1,262        1,431
                                                                             -------         -------          -------      -------
       Total interest expense                                                105,615         102,724          304,343      309,430
                                                                             -------         -------          -------      -------
NET INTEREST INCOME                                                           99,570          93,682          293,919      282,013
    Provision for loan losses                                                  4,541           3,378           13,539       10,511
                                                                              ------          ------          -------      -------
    Net interest income after provision for loan losses                       95,029          90,304          280,380      271,502
NONINTEREST INCOME
    Trust service fees                                                         9,307           8,496           28,496       24,477
    Service charges on deposit accounts                                        7,780           7,093           21,470       20,279
    Mortgage banking                                                           5,933          10,566           25,368       32,635
    Credit card and other nondeposit fees                                      5,335           4,877           14,987       13,574
    Retail commission income                                                   5,077           3,872           13,860       11,249
    Asset sale gains, net                                                         74             543              677        6,919
    Investment securities gains (losses), net                                    (50)             35            4,562        5,989
    Other                                                                      5,932           3,536           15,063       10,399
                                                                              ------          ------          -------      -------
       Total noninterest income                                               39,388          39,018          124,483      125,521
NONINTEREST EXPENSE
    Salaries and employee benefits                                            36,862          36,624          114,245      110,209
    Occupancy                                                                  5,776           5,081           17,283       15,303
    Equipment                                                                  4,047           3,499           11,464       10,366
    Data processing                                                            5,385           3,989           15,847       13,432
    Business development and advertising                                       3,023           3,234            9,352       10,569
    Stationery and supplies                                                    1,889           1,572            5,781        4,454
    FDIC expense                                                                 714             826            2,292        2,473
    Other                                                                     16,620          17,223           53,157       49,665
                                                                              ------          ------          -------      -------
       Total noninterest expense                                              74,316          72,048          229,421      216,471
                                                                              ------          ------          -------      -------
Income before income taxes                                                    60,101          57,274          175,442      180,552
Income tax expense                                                            18,319          18,874           54,833       61,288
                                                                              ------          ------           ------       ------
NET INCOME                                                                 $  41,782       $  38,400        $ 120,609    $ 119,264
                                                                           =========       =========        =========    =========

Earnings per share:
    Basic                                                                      $0.65           $0.61            $1.90        $1.88
    Diluted                                                                    $0.65           $0.60            $1.88        $1.86

See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:

                                               ASSOCIATED BANC-CORP
                            Consolidated Statement of Changes in Stockholders' Equity
                                                   (Unaudited)

                                                                           Accumulated
                                        Common                                Other
                                         Stock                 Retained   Comprehensive    Treasury
                                        Amount     Surplus     Earnings   Income (Loss)     Stock       Total
                                       -------------------------------------------------------------------------
                                                                    (In thousands)
Balance, December 31, 1998             $    634   $ 225,757   $ 646,071     $  23,369     $ (17,110)  $ 878,721

Comprehensive income:
   Net income                               ---         ---     120,609           ---           ---     120,609
   Net unrealized holding
   losses arising during the period         ---         ---         ---       (70,028)          ---     (70,028)
   Add back: reclassification
     adjustment for net gains
     realized in net income                 ---         ---         ---        (4,562)          ---      (4,562)
   Income tax effect                        ---         ---         ---        26,925           ---      26,925
                                                                                                       ---------
       Comprehensive income                                                                              72,944
Cash dividends, $0.87  per share            ---         ---     (55,195)          ---           ---     (55,195)
Common stock issued:
   Business combinations                     25      90,063      (2,211)         (154)       25,976     113,699
   Incentive stock options                  ---         ---      (4,401)          ---         8,856       4,455
Retirement of treasury stock in
    connection with business
    combination                             (18)    ( 61,921)       (86)          ---           ---     (62,025)
Tax benefits of restricted shares
    and options                             ---          703        ---           ---           ---         703
Purchase of treasury stock                  ---          ---        ---           ---       (22,179)    (22,179)
                                       --------------------------------------------------------------------------
Balance, September 30, 1999            $    641    $ 254,602  $ 704,787     $ (24,450)     $ (4,457)  $ 931,123
                                       ==========================================================================


See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:

                                               ASSOCIATED BANC-CORP
                                      Consolidated Statements of Cash Flows
                                                   (Unaudited)

                                                                                          For the Nine Months Ended
                                                                                               September 30,
                                                                                      ---------------------------------
                                                                                             1999             1998
                                                                                             ----             ----
                                                                                                (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                $ 120,609         $ 119,264
Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for possible loan losses                                                        13,539            10,511
   Depreciation and amortization                                                             13,966            11,853
   Amortization (accretion) of:
     Mortgage servicing rights                                                                7,211             4,822
     Intangibles                                                                              5,555             4,380
     Investment premiums and discounts                                                        1,534             4,857
     Deferred loan fees and costs                                                             1,289                62
   Gain on sales of securities, net                                                          (4,562)           (5,989)
   Gain on other asset sales, net                                                              (441)           (6,919)
   Gain on sales of loans held for sale, net                                                (10,411)          (17,623)
   Decrease in loans held for sale, net                                                      63,599            40,924
   (Increase) decrease in interest receivable and other assets                               (8,639)           22,091
   Increase (decrease) in interest payable and other liabilities                             20,761            (3,734)
                                                                                      -------------------------------
Net cash provided by operating activities                                                   224,010           184,499
                                                                                      -------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in federal funds sold and securities purchased under agreements to resell      (16,745)          (57,184)
Net (increase) decrease in interest-bearing deposits in other financial institutions        195,040            (5,329)
Net increase in loans                                                                      (488,449)         (118,849)
Mortgage servicing rights additions                                                         (11,177)          (15,321)
Purchases of:
  Securities held to maturity                                                                   ---           (10,019)
  Securities available for sale                                                            (962,005)         (468,136)
  Premises and equipment, net of disposals                                                  (10,373)          (17,620)
  Bank-owned life insurance                                                                (100,000)              ---
Proceeds from:
  Sales of securities available for sale                                                     38,279            60,366
  Maturities of securities available for sale                                               606,655           464,316
  Maturities of securities held to maturity                                                 109,597           161,190
  Sales of other real estate owned and other assets                                          10,561            11,273
Net cash received in purchase acquisitions                                                   33,497               ---
                                                                                      -------------------------------
Net cash provided (used) by investing activities                                           (595,120)            4,687
                                                                                      -------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                                                         (68,698)          104,390
Net increase (decrease) in short-term borrowings                                            549,309          (297,578)
Repayment of long-term debt                                                                    (516)           (1,216)
Proceeds from issuance of long-term debt                                                         53            13,500
Cash dividends                                                                              (55,195)          (47,744)
Proceeds from exercise of stock options                                                       4,455             7,140
Purchase and retirement of treasury stock                                                   (84,204)          (16,415)
                                                                                      -------------------------------
Net cash provided (used) by financing activities                                            345,204          (237,923)
                                                                                      -------------------------------
Net  decrease in cash and cash equivalents                                                  (25,906)          (48,737)
Cash and due from banks at beginning of period                                              331,532           290,184
                                                                                      ===============================
Cash and due from banks at end of period                                                   $305,626          $241,447
                                                                                      ===============================
Supplemental  disclosures of cash flow information:
Cash paid during the period for:
   Interest                                                                                $308,965          $279,850
   Income taxes                                                                              39,984            52,129
Supplemental schedule of noncash investing activities:
    Loans transferred to other real estate                                                    7,318             5,074
    Mortgage loans securitized and transferred to securities available for sale              92,015               ---

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

NOTE 2:  Reclassifications

Certain items in the prior period consolidated financial statements have been reclassified to conform with the September 30, 1999 presentation.

NOTE 3:  Business Combinations

The following table summarizes completed business combination transactions during 1998 and through September 30, 1999:

                                                           Consideration Paid                 (In millions)
                                                         ------------------------
                                                          Shares of
                                     Date    Method of     Common        Cash         Total
        Name of Acquired           Acquired  Accounting     Stock    (In millions)    Assets     Loans     Deposits  Intangibles
---------------------------------------------------------------------------------------------------------------------------------
Riverside Acquisition Corp.        8/31/99   Purchase     2,434,005    $  ---         $  374     $  266    $  337     $   67
("Riverside")
Minneapolis, Minnesota

Windsor Bancshares, Inc.            2/3/99   Purchase       799,961    $  ---         $  182     $  113    $  152     $   17
("Windsor")
Minneapolis, Minnesota

Citizens Bankshares, Inc.          12/19/98  Purchase       448,571    $ 16.2         $  161     $  105    $  117     $   12
("Citizens") Shawano, Wisconsin
---------------------------------------------------------------------------------------------------------------------------------

The consolidated financial statements include the results of operations for the acquisitions accounted for under the purchase method since the date of acquisition.

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

Presented below are the calculations for basic and diluted earnings per share:

                                                                Three Months Ended            Nine Months Ended
                                                                   September 30,                September 30,
                                                                1999          1998            1999         1998
                                                                ----          ----            ----         ----
                                                                     (In thousands, except per share data)

Net income available to common stockholders                   $41,782       $38,400        $120,609      $119,264
                                                              =======       =======        ========      ========

Weighted average shares outstanding                            63,803        63,306          63,453        63,283
Effect of dilutive stock options outstanding                      591           635             564           716
                                                                  ---           ---             ---           ---
Diluted weighted average shares outstanding                    64,394        63,941          64,017        63,999
                                                               ======        ======          ======        ======

Basic earnings per common share                                 $0.65         $0.61           $1.90         $1.88
                                                                =====         =====           =====         =====
Diluted earnings per common share                               $0.65         $0.60           $1.88         $1.86
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

---------------------------------------------------------------------------------------------------------------------
                                                                                                     Consolidated
                                               Banking             Other          Eliminations           Total
---------------------------------------------------------------------------------------------------------------------
As of and for the three months ended                                    (In thousands)
September 30, 1999
Total assets                                     $13,153,849        $1,187,212        $(2,016,475)        $12,324,586
                                                 ===========        ==========        ===========         ===========

Interest income                                     $212,768            $3,243          $ (10,826)           $205,185
Interest expense                                     114,605             1,836            (10,826)            105,615
  Net interest income                                 98,163             1,407                  0              99,570
Provision for loan losses                              4,490               176               (125)              4,541

Noninterest income                                    40,199            31,330            (32,141)             39,388
Depreciation and amortization                          2,483             2,390              2,345               7,218
Other noninterest expense                             72,537            26,705            (32,144)             67,098
Income taxes                                          17,791             1,404               (876)             18,319
                                                     -------             -----              -----              ------
  Net income                                         $41,061           $ 2,062         $   (1,341)           $ 41,782
                                                     =======           =======         ==========            ========

As of and for the three months ended
September 30, 1998

Total assets                                     $11,003,631         1,553,658        $(1,981,614)        $10,575,675
                                                 ===========         =========        ===========         ===========

Interest income                                     $204,208            $2,282           $(10,084)           $196,406
Interest expense                                     111,107             1,701            (10,084)            102,724
  Net interest income                                 93,101               581                  0              93,682
Provision for loan losses                              3,503                 0               (125)              3,378
Noninterest income                                    32,298            15,567             (8,847)             39,018
Depreciation and amortization                          9,014               769                 (6)              9,777
Other noninterest expense                             61,366            12,748            (11,843)             62,271
Income taxes                                          21,102            (2,270)                42              18,874
                                                      ------            ------                 --              ------
  Net income                                        $ 30,414           $ 4,901             $3,085             $38,400
                                                   =========           =======             ======             =======
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
                                                                                                     Consolidated
                                               Banking             Other          Eliminations           Total
---------------------------------------------------------------------------------------------------------------------
As of and for the nine months ended                                     (In thousands)
September 30, 1999
Total assets                                     $13,153,849        $1,187,212        $(2,016,475)        $12,324,586
                                                 ===========        ==========        ============        ===========

Interest income                                     $615,379           $12,065          $ (29,182)           $598,262
Interest expense                                     324,428             9,097            (29,182)            304,343
  Net interest income                                290,951             2,968                  0             293,919
Provision for loan losses                             13,472               442               (375)             13,539
Noninterest income                                   118,654            90,239            (84,410)            124,483
Depreciation and amortization                         12,189             6,483              2,345              21,017
Other noninterest expense                            220,158            72,658            (84,412)            208,404
Income taxes                                          50,507             5,114               (788)             54,833
                                                      ------             -----              -----              ------
  Net income                                        $113,279           $ 8,510          $  (1,180)           $120,609
                                                   =========          ========          =========            ========

As of and for the nine months ended
September 30, 1998

Total assets                                     $11,003,631        $1,553,658        $(1,981,614)        $10,575,675
                                                 ===========        ==========        ===========         ===========

Interest income                                     $613,817          $  7,222           $(29,596)           $591,443
Interest expense                                     333,875             5,151            (29,596)            309,430
  Net interest income                                279,942             2,071                  0             282,013
Provision for loan losses                             10,886                 0               (375)             10,511
Noninterest income                                   104,614            53,419            (32,512)            125,521
Depreciation and amortization                         24,074             2,202                 (6)             26,270
Other noninterest expense                            183,188            39,520            (32,507)            190,201
Income taxes                                          60,110             1,049                129              61,288
                                                      ------             -----                ---              ------
  Net income                                     $  106,298           $12,719                $247            $119,264
                                                 ===========          ========               ====            ========
---------------------------------------------------------------------------------------------------------------------

ITEM 2. Management's Discussion and Analysis of Financial Condition and the Results of Operations

Forward-Looking Statements
--------------------------

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

Overview
--------

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

Results of Operations - Summary
-------------------------------

Net income for the first nine months of 1999 totaled $120.6 million, or $1.90 and $1.88 of basic and diluted earnings per share, respectively. Comparatively, net income for the first nine months of 1998 was $119.3 million, or $1.88 and $1.86 of basic and diluted earnings per share, respectively. Operating results for the first nine months of 1999 generated an annualized return on average assets ("ROA") of 1.40% and an annualized return on average equity ("ROE") of 17.70%, compared to 1.51% and 18.77%, respectively, for the same period in 1998. The net interest margin for the first nine months of 1999 was 3.74% compared to 3.78% for the comparable period in 1998.

---------------------------------------------------------------------------------------------------------------------
                                                      TABLE 1
                                       Summary Results of Operations: Trends
                                        (in thousands, except per share data)
                                                 3rd Qtr.       2nd Qtr.      1st Qtr.      4th Qtr.      3rd Qtr.
                                                   1999           1999          1999          1998          1998
--------------------------------------------------------------------------------------------------------------------
Net income (Qtr)                                 $ 41,782       $39,876       $38,951       $ 37,756     $ 38,400
Net income (YTD)                                 $120,609       $78,827       $38,951       $157,020     $119,264

Earnings per share - basic (Qtr)                    $0.65         $0.63         $0.62          $0.60        $0.61
Earnings per share - basic (YTD)                    $1.90         $1.25         $0.62          $2.49        $1.88

Earnings per share - diluted (Qtr)                  $0.65         $0.62         $0.61          $0.60        $0.60
Earnings per share - diluted (YTD)                  $1.88         $1.23         $0.61          $2.46        $1.86

ROA (Qtr)                                            1.40%         1.40%         1.42%          1.38%        1.44%
ROA (YTD)                                            1.40%         1.41%         1.42%          1.48%        1.51%

ROE (Qtr)                                           18.01%        17.64%        17.44%         17.08%       17.51%
ROE (YTD)                                           17.70%        17.54%        17.44%         18.33%       18.77%

Efficiency ratio (Qtr)                              52.12%        54.45%        56.05%         57.59%       53.64%
Efficiency ratio (YTD)                              54.20%        55.25%        56.05%         54.37%       53.29%

Net interest margin (Qtr)                            3.70%         3.74%         3.78%          3.72%        3.78%
Net interest margin (YTD)                            3.74%         3.76%         3.78%          3.79%        3.78%


Net Interest Income and Net Interest Margin
-------------------------------------------

Net interest income on a fully taxable equivalent basis ("FTE NII") was $303.4 million for the first nine months of 1999, up $16.7 million over the comparable period of 1998. As indicated in Tables 2 and 3, changes in the volume and mix of earning assets ("EAs"), interest-bearing liabilities ("IBLs"), and net free funds ("NFFs") contributed $21.3 million to FTE NII, while the changes in the value of NFFs and the rate environment impacted FTE NII unfavorably by $4.6 million. The majority of the change in FTE NII between periods is attributable to the purchase acquisitions, the funding of the BOLI purchases, and the reduced cost of interest-bearing liabilities as a result of lower interest-bearing deposit balances and higher wholesale funding balances.

Average EAs for the first nine months of 1999 increased $703 million (7.0%). Loans accounted for over 57% of the EA growth (up $404 million). This growth was funded with increased IBLs, up $725 million or 8.3% (the net of an increase in wholesale funds of $769 million and a decline in interest-bearing deposits of $44 million). Average NFFs declined $22 million between the comparable nine month periods. Given the timing of completed acquisitions, Citizens, Windsor and Riverside are not in average EAs and IBLs for the first nine months of 1998. Therefore, excluding the acquisitions, average EAs increased $354 million, or 3.5% and IBLs increased $417 million, or 4.8%.

The net interest margin for the first nine months of 1999 was 3.74%, down from 3.78% in the comparable period last year. The interest rate spread (the difference between the average earning asset yield and the average rate paid on interest-bearing liabilities) increased 6 basis points, attributable to a 44 bp reduction on IBLs offset by a 38 bp decrease on EAs. Net free funds contribution decreased by 10 bp in the first nine months of 1999, which was caused by both lower average balances of net free funds and lower value (rate on total IBLs) of these funds. Investments and other short term investments as a percent of average EAs increased to represent 28.7% of average EAs for the first nine months of 1999, compared to 27.8% last year, negatively impacting the yield on EAs, as investment yields generally are lower than loan yields. The cost of interest-bearing deposits declined 49 basis points to 4.10% for the first nine months of 1999 due primarily to changes in pricing strategies in deposit products. With interest-bearing deposits declining to represent 79.6% of average IBLs for the first nine months of 1999, compared to 86.7% last year, the rate of IBLs was down 44 basis points on average to 4.27%, compared to the first nine months of 1998.

The $200 million investment in bank owned life insurance ("BOLI") carried in 1999 (none at September 30, 1998) also impacts the comparison of FTE NII. The funding of BOLI increased interest expense by approximately $5.9 million and decreased NIM by 8 basis points between the nine month periods. Thus, adjusted for the impact of BOLI, the net interest margin for the nine months ended September 30, 1999 would have been 3.82%, or 4 basis points higher than for the comparable period last year.

-----------------------------------------------------------------------------------------------------------------------
                                                       TABLE 2
                                Net Interest Income Analysis-Taxable Equivalent Basis
                                                (Dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------
                                           Three Months ended September 30, 1999  Three Months ended September 30, 1998
                                           -------------------------------------  -------------------------------------
                                                            Interest    Average                    Interest    Average
                                               Average       Income/     Yield/       Average       Income/     Yield/
                                               Balance       Expense      Rate        Balance       Expense      Rate
-----------------------------------------------------------------------------------------------------------------------
Loans  (1) (2) (3)                          $ 7,848,876    $157,536      7.94%     $ 7,294,041     $152,025      8.25%
Investments and other (1)                     3,222,019      51,221      6.35        2,742,579       46,025      6.71
                                              ---------      ------      ----        ---------       ------      ----
   Total earning assets                      11,070,895     208,757      7.48       10,036,620      198,050      7.83
                                                            -------      ----                       -------      ----
Other assets, net                               760,063                                525,540
                                                -------                                -------
   Total assets                             $11,830,958                            $10,562,160
                                            ===========                            ===========

Interest-bearing deposits                   $ 7,721,084      78,734      4.05      $ 7,638,934       87,640      4.55
Wholesale funding                             2,065,644      26,881      5.09        1,074,333       15,084      5.50
                                              ---------      ------      ----        ---------       ------      ----
   Total interest-bearing liabilities         9,786,728     105,615      4.27        8,713,267      102,724      4.67
                                              ---------     -------      ----                       -------      ----
Demand, non-interest bearing                  1,009,464                                845,158
Other liabilities                               114,439                                133,763
Stockholders' equity                            920,327                                869,972
                                                -------                                -------
   Total liabilities and equity             $11,830,958                            $10,562,160
                                            ===========                            ===========

Interest rate spread (1)                                                 3.21                                    3.16
Net free funds                                                           0.49                                    0.62
                                                                         ----                                    ----
Net interest income and net interest
   margin (1)                                              $103,142      3.70%                      $95,326      3.78%
                                                           ===================                      =================
Tax equivalent adjustment                                    $3,572                                  $1,644
---------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
                                                 TABLE 2 (Continued)
                                Net Interest Income Analysis-Taxable Equivalent Basis
                                                (Dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------
                                           Nine Months ended September 30, 1999    Nine Months ended September 30, 1998
                                           ------------------------------------    ------------------------------------
                                                            Interest    Average                    Interest     Average
                                               Average       Income/     Yield/       Average       Income/     Yield/
                                               Balance       Expense      Rate        Balance       Expense      Rate
-----------------------------------------------------------------------------------------------------------------------
Loans (1) (2) (3)                           $ 7,664,783    $459,937      7.97%     $ 7,260,932     $454,981      8.33%
Investments and other (1)                     3,089,556     147,802      6.38        2,790,164      141,160      6.75
                                              ---------     -------      ----        ---------      -------      ----
   Total earning assets                      10,754,339     607,739      7.51       10,051,096      596,141      7.89
                                                            -------      ----                       -------      ----
Other assets, net                               723,795                                508,660
                                                -------                                -------
   Total assets                             $11,478,134                            $10,559,756
                                            ===========                            ===========

Interest-bearing deposits                    $7,554,493     231,676       4.10     $ 7,598,442      260,711      4.59
Wholesale funding                             1,935,821      72,667       4.95       1,166,897       48,719      5.51
                                              ---------      ------                  ---------       ------
   Total interest-bearing liabilities         9,490,314     304,343       4.27       8,765,339      309,430      4.71
                                                            -------                                 -------
Demand, non-interest bearing                    958,037                                807,044
Other liabilities                               118,780                                137,830
Stockholders' equity                            911,003                                849,543
                                                -------                                -------
   Total liabilities and equity             $11,478,134                            $10,559,756
                                            ===========                            ===========

Interest rate spread (1)                                                  3.24                                   3.18
Net free funds                                                            0.50                                   0.60
                                                                          ----                                   ----
Net interest income and net interest
margin (1)                                                 $303,396      3.74%                     $286,711      3.78%
                                                           ==================                      ==================
Tax equivalent adjustment                                    $9,477                                  $4,698
----------------------------------------------------------------------------------------------------------------------

(1)  The  yield  on  tax  exempt   loans  and   securities   is  computed  on  a
     tax-equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.

(2)  Nonaccrual loans have been included in the average  balances.

(3)  Interest income includes net loan fees.

-----------------------------------------------------------------------------------------------------------------------
                                                       TABLE 3
                                                Volume / Rate Variance
                                                (Dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------
                                                                   Comparison of
                              Three Months ended September 1999 versus      Nine Months ended September 1999 versus
                                  Three  Months ended September 1998            Nine  Months ended September 1998
                                     Income/       Variance Attributable to       Income/     Variance Attributable to
                                     Expense         Volume         Rate          Expense        Volume       Rate
-----------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                              $  5,511         $ 11,276       $ (5,765)      $  4,956      $ 24,697     $(19,741)
Investments and other                 5,196            8,240         (3,044)         6,642        15,813       (9,171)
                                      -----            -----         ------         ------        ------       ------
   Total interest income             10,707           19,516         (8,809)        11,598        40,510      (28,912)
INTEREST EXPENSE
Interest-bearing deposits          $ (8,905)        $ (1,825)      $ (7,080)      $(29,035)     $ (9,918)    $(19,117)
Wholesale funding                    11,797           12,931         (1,134)        23,948        29,103       (5,155)
                                     ------           ------         ------         ------        ------       ------
   Total interest expense             2,892           11,106         (8,214)        (5,087)       19,185      (24,272)

                              -----------------------------------------------------------------------------------------
   Net interest income             $  7,815         $  8,410       $   (595)      $ 16,685      $ 21,325     $ (4,640)
                              =========================================================================================


The change in interest due to both rate and volume has been allocated proportionately to volume variance and rate variance based on the relationship of the absolute dollar change in each.


Provision For Loan Losses
-------------------------

The provision for loan losses ("PFLL") for the first nine months of 1999 was $13.5 million, up $3.0 million from the comparable period last year. Net charge-offs as a percent of average loans (on an annualized basis) decreased to 0.18% compared to the same period last year of 0.19%. See Table 8.

The PFLL is a function of the methodology used to determine the adequacy of the allowance for loan losses. See additional discussion under the "Allowance for Loan Losses" section.

Noninterest Income
------------------

Noninterest income was $124.5 million, down $1.0 million or 0.8%, for the first nine months of 1999 compared to the same period last year (See Table 4). Influencing this result was lower security and other asset sale gains (down $7.7 million between comparable nine month periods), and mortgage banking (down $7.3 million), offset in part by noninterest income from the purchase acquisitions (which accounted for $1.9 million of the increase) and BOLI income (up $6.4 million).

Trust service fees were $28.5 million, an increase $4.0 million or 16.4%, compared to the same nine month period last year, as a result of higher trust assets under management.

Mortgage banking income consists of servicing fees, gains on sales of loans, and production related revenue (origination, underwriting and escrow waiver fees). Mortgage banking income was $25.4 million, a decrease of $7.3 million or 22.3%, from the first nine months of 1998, with a $7.7 million decrease in gains on sales of loans and volume related fees (impacted by approximately 29.1% lower mortgage production, $1.1 billion for the first nine months of 1999), partially offset by an increase of $442,000 or 4.1% in servicing fees (given a 4.6% increase in mortgages serviced for others to $5.6 billion).

Retail commission income (brokerage and insurance commissions) increased $2.6 million, or 23.2% compared to the same period last year. The majority of the increase was due to the sale of annuity products.

Income from BOLI (with $100 million purchased in both October 1998 and May 1999) accounts for $6.4 million of the increase between the first nine month periods. BOLI income is included in other noninterest income in the consolidated income statements.

Asset sale gains decreased $6.2 million, compared to the first nine months of 1998. The first nine months of 1998 included non-recurring gains of $2.9 million on sales of office buildings and a gain of $3.0 million on the sale of an affinity credit card portfolio.

--------------------------------------------------------------------------------------------------------------------------
                                                          TABLE 4
                                                     Noninterest Income
                                                       (in thousands)
---------------------------------------------------------------------------------------------------------------------------
                                         3rd Qtr.   3rd Qtr.   Dollar     Percent     YTD       YTD      Dollar    Percent
                                           1999       1998     Change     Change      1999      1998     Change    Change
---------------------------------------------------------------------------------------------------------------------------
Trust service fees                       $ 9,307    $ 8,496    $  811       9.5%   $ 28,496   $24,477   $ 4,019     16.4%
Service charges on deposit accounts        7,780      7,093       687       9.7      21,470    20,279     1,191      5.9
Mortgage banking                           5,933     10,566    (4,633)    (43.8)     25,368    32,635    (7,267)   (22.3)
Credit card & other nondeposit fees        5,335      4,877       458       9.4      14,987    13,574     1,413     10.4
Retail commission income                   5,077      3,872     1,205      31.1      13,860    11,249     2,611     23.2
BOLI income                                2,895        ---     2,895       ---       6,442       ---     6,442      ---
Asset sale gains, net                         74        543      (469)    (86.4)        677     6,919    (6,242)   (90.2)
Investment securities gains, net             (50)        35       (85)   (242.9)      4,562     5,989    (1,427)   (23.8)
Other                                      3,037      3,536      (499)    (14.1)      8,621    10,399    (1,778)   (17.1)
                                           -----      -----     -----     -----      ------    -------   -------    ----
Total noninterest income                 $39,388    $39,018    $  370       0.9%   $124,483   $125,521   $(1,038)   (0.8)%
                                         =======    =======    ======     =====    ========   ========   =======    ====

Total, net of securities gains           $39,438    $38,983    $  455       1.2%   $119,921   $119,532   $   389     0.3%
Total, net of securities and asset
   sale gains                             39,364     38,440       924       2.4     119,244    112,613     6,631     5.9
---------------------------------------------------------------------------------------------------------------------------

Noninterest Expense
-------------------

Noninterest expense ("NIE") was $229.4 million for the first nine months of 1999, up $13.0 million or 6.0%, compared to the same nine month period last year (See Table 5). The purchase acquisitions added approximately $10.0 million to NIE between comparable nine month periods.

Salary and employee benefit expenses increased to $114.2 million, up $4.0 million from the same period last year. The majority of the change between comparable periods is due to the additional personnel expense of acquired entities ($5.2 million), base merit increases, and lower fringe benefit costs (down $1.8 million), primarily due to reduced profit sharing expense.

Occupancy and equipment increased to $28.7 million, up $3.1 million over the comparable period last year. The increase is due to increased depreciation (up $1.3 million), with the remainder primarily from higher rental expenses and contract maintenance.

Data processing increased to $15.8 million, up $2.4 million to the same period last year. Higher processing volumes, and software costs account for the majority of the increase.

Stationery and supplies increased to $5.8 million, up $1.3 million over the comparable period last year, due in part to a larger asset base and workforce.

Other expenses were up $3.5 million over the comparable nine month period. The increase is a result of higher intangible amortization due to recent acquisitions, increased office expense which includes courier, data communications and software amortization, and various other expenses, offset by a reduction in mortgage servicing rights amortization.

--------------------------------------------------------------------------------------------------------------------------
                                                          TABLE 5
                                                     Noninterest Income
                                                       (in thousands)
---------------------------------------------------------------------------------------------------------------------------
                                         3rd Qtr.   3rd Qtr.   Dollar     Percent     YTD       YTD      Dollar    Percent
                                           1999       1998     Change     Change      1999      1998     Change    Change
---------------------------------------------------------------------------------------------------------------------------
Salaries and employee benefits           $36,862    $36,624    $  238     0.6%     $114,245   $110,209  $ 4,036      3.7%
Occupancy                                  5,776      5,081       695    13.7        17,283     15,303    1,980     12.9
Equipment                                  4,047      3,499       548    15.7        11,464     10,366    1,098     10.6
Data processing                            5,385      3,989     1,396    35.0        15,847     13,432    2,415     18.0
Business development and advertising       3,023      3,234      (211)   (6.5)        9,352     10,569   (1,217)   (11.5)
Stationery and supplies                    1,889      1,572       317    20.2         5,781      4,454    1,327     29.8
FDIC expense                                 714        826      (112)  (13.6)        2,292      2,473     (181)    (7.3)
Other                                     16,620     17,223      (603)   (3.5)       53,157     49,665    3,492      7.0
                                          ------     ------     -----    ----        ------     ------    -----      ---
Total noninterest expense                $74,316    $72,048    $2,268     3.1%     $229,421   $216,471  $12,950      6.0%
                                         =======    =======    ======    ====      ========   ========  =======      ===
---------------------------------------------------------------------------------------------------------------------------

Income Taxes
------------

The effective tax rate for the first nine months of 1999 was 31.25%, down from 33.94% for the same period last year, due to an increase in tax-exempt securities, the tax benefit of BOLI and the utilization of tax loss carry forwards.

Balance Sheet
-------------

At September 30, 1999, total assets were $12.3 billion, an increase of $1.7 billion, or 16.5%, over September 30, 1998, while assets grew $1.1 billion over December 31, 1998. Excluding intangibles, Citizens, Windsor and Riverside accounted for $813 million of the increase between comparable September periods, while Windsor and Riverside accounted for $640 million of the increase since year end 1998. See Note 3 of notes to consolidated financial statements.

Total average assets for the first nine months of 1999 increased to $11.5 billion, or $918 million (8.7%) over the same period last year. Excluding the acquisitions, total average assets were up 5.1%. Average earning assets for the first nine months of 1999 were $10.8 billion which, excluding the acquisitions, increased $354 million over the first nine months of 1998.

Loan growth accounted for essentially all the earning asset growth for the first nine months of 1999. On average, loans were $7.7 billion in the first nine months of 1999, growing $404 million over the same period in 1998. Without the acquisitions, average loans grew 2.3% over the comparable period in 1998.

On  average,  deposits  were  $8.5  billion  in the first  nine  months of 1999,
increasing   $107  million   over  the  same  period  last  year.   Without  the
acquisitions, average deposits were down 2.2% for the comparable periods.

----------------------------------------------------------------------------------------------------------------------
                                                       TABLE 6
                                             Period End Loan Composition
                                                (Dollars in millions)
----------------------------------------------------------------------------------------------------------------------
                                      September 30,      % of     September 30,     % of      December 31,    % of
                                           1999          Total         1998         Total         1998        Total
----------------------------------------------------------------------------------------------------------------------
Commercial, financial
  & agricultural ("CF&A loans")          $ 1,348          17%        $ 1,019         14%       $   962         13%
Real estate-construction                     520           7             352          5            461          6
Real estate-mortgage                       5,493          67           5,077         70          5,245         71
Installment                                  757           9             807         11            751         10
Leases                                        24          --              17         --             19         --
                                              --          --              --         --             --         --
Total loans (including loans held
for sale)                                $ 8,142         100%        $ 7,272        100%        $ 7,438        100%
                                          ======         ===         =======        ===         =======        ===
----------------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------
                                                       TABLE 7
                                           Period End Deposit Composition
                                                (Dollars in millions)
----------------------------------------------------------------------------------------------------------------------
                                      September 30,      % of     September 30,    % of      December 31,     % of
                                           1999          Total         1998        Total        1998          Total
----------------------------------------------------------------------------------------------------------------------
Demand                                   $ 1,098          12%        $   889        10%        $   998         12%
Savings                                      905          10             981        12             937         11
NOW                                          797           9             436         5             835         10
Money Market                               1,481          17           1,424        17           1,165         13
Time (excluding brokered CDs)              4,218          47           4,655        55           4,551         53
Brokered CDs                                 480           5             115         1              72          1
                                             ---          --             ---        --             ---         --
Total deposits                           $ 8,979         100%        $ 8,500       100%        $ 8,558        100%
                                         =======         ===         =======       ===         =======        ===
----------------------------------------------------------------------------------------------------------------------

Allowance For Loan Losses
-------------------------

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

As of September 30, 1999, the allowance for possible loan losses ("AFLL") was $110.2 million, representing 1.36% of loans outstanding, compared to $92.7 million, or 1.29% of loans, at September 30, 1998, and $99.7 million, or 1.37% at year end 1998. At September 30, 1999, the AFLL was 231% of nonperforming loans compared to 216% and 185% at September 30 and December 31, 1998, respectively. The AFLL was increased in part by balances acquired from the purchase acquisitions. Table 8 provides additional information regarding activity in the AFLL.

The September 30, 1999 AFLL increased $10.6 million since December 31, 1998, of which $7.4 million was acquired with the aforementioned purchase transactions. Additionally, period end loans grew $849 million since year end. Loan growth has been predominantly in commercial-oriented loans (CF&A loans, commercial real estate and real estate construction loans) which by their nature carry greater inherent credit risk. These commercial-oriented loans increased as a percent of total loans to 39% at September 30, 1999 compared to 32% at December 31, 1998.

The September 30, 1999 AFLL increased $17.5 million since September 30, 1998, of which $11.0 million was acquired with the three purchase transactions. Period end loans grew $941 million since September 30, 1998, again mostly in commercial-oriented loans. The mix of commercial-oriented loans (CF&A loans and commercial real estate included in Table 6) increased to 39% of total loans at September 30, 1999 compared to 33% for September 30 and 32% for December 31, 1998.

Charge-offs were $12.3 million for the nine months ending September 30, 1999, $13.2 million for the comparable period ending September 30, 1998, and $17.0 million for the year ended 1998, while recoveries for the corresponding periods were $1.9 million, $2.7 million and $5.6 million, respectively. There was a large commercial credit of which approximately $2.0 million was charged off in the first half of 1998 and recovered in the fourth quarter of 1998.

The AFLL represents management's estimate of an amount adequate to provide for probable losses in the loan portfolio as of each balance sheet date.
Management's evaluation of the adequacy of the AFLL is based on management's ongoing review and grading of the loan portfolio, consideration of past loan loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, current economic conditions, the fair value of underlying collateral, and other existing factors affecting borrowers which could result in potential credit losses, such as Year 2000 issues relating to borrowers.

--------------------------------------------------------------------------------------------------------------------------
                                                       TABLE 8
                                  Allowance for Loan Losses and Nonperforming Assets
                                               (Dollars in thousands)
--------------------------------------------------------------------------------------------------------------------------
                                                                           At and for the                At and for the
                                                                          nine months ended                year ended
                                                                            September 30,                  December 31,
--------------------------------------------------------------------------------------------------------------------------
                                                                     1999                 1998                1998
                                                                     ----                 ----                ----
                                                                                     (In Thousands)
--------------------------------------------------------------------------------------------------------------------------
Allowance for Loan Losses (AFLL):
Balance at beginning of period                                     $ 99,677             $ 92,731           $ 92,731
Balance related to acquisitions                                       7,447                  ---              3,636
Provision for loan losses                                            13,539               10,511             14,740
Charge-offs                                                         (12,292)             (13,184)           (17,039)
Recoveries                                                            1,870                2,657              5,609
                                                                     ------               ------             ------
    Net charge-offs (NCOs)                                          (10,422)             (10,527)           (11,430)
                                                                    -------               ------             ------
Balance at end of period                                           $110,241             $ 92,715           $ 99,677
                                                                   ========             ========           ========

Nonperforming Assets:
Nonaccrual loans                                                   $ 40,330             $ 36,566           $ 48,150
Accruing loans past due 90 days or more                               6,539                6,161              5,252
Restructured loans                                                      840                  287                485
                                                                     ------               ------             ------
Total nonperforming loans (NPLs)                                     47,709               43,014             53,887
Other real estate owned (OREO)                                        4,105                4,085              6,025
                                                                     ------              -------             ------
      Total nonperforming assets (NPAs)                            $ 51,814             $ 47,099            $59,912
                                                                   ========             ========            =======

Ratios:
AFLL to NCOs (annualized)                                              7.91                 6.59               8.72
NCOs to average loans (annualized)                                     0.18%                0.19%              0.16%
AFLL to total loans                                                    1.36%                1.29%              1.37%
NPLs to total loans                                                    0.59%                0.60%              0.74%
NPAs to total assets                                                   0.42%                0.45%              0.53%
AFLL to NPLs                                                            231%                 216%               185%
--------------------------------------------------------------------------------------------------------------------------

Nonperforming Loans And Other Real Estate Owned
-----------------------------------------------

Nonperforming loans ("NPLs") are considered an indicator of future loan losses. NPLs are defined as nonaccrual loans, loans 90 days or more past due but still accruing and restructured loans. The Corporation specifically excludes student loan balances that are 90 days or more past due and still accruing and that have contractual government guarantees as to collection of principal and interest, from its definition of NPLs. The Corporation had $15 million, $8 million and $13 million of these loans at September 30, 1999, September 30, 1998, and December 31, 1998, respectively.

Table 8 provides detailed information regarding nonperforming assets. NPLs were $47.7 million at September 30, 1999, up $4.7 million from the same period in 1998 in part due to a $3.4 million increase in NPLs secured by real estate, mostly residential properties. NPLs were down $6.2 million when compared to year end 1998, with approximately $4.0 million of the change due to a loan secured by commercial property which was subsequently foreclosed and sold by September 30,1999. The three acquisitions contributed approximately $5.3 million of the increase in NPLs between comparable nine month periods and $1.8 million of the increase since year end 1998.

OREO was $4.1 million at September 30, 1999, relatively unchanged from September 30, 1998 and down $1.9 million from December 31. The decrease since year-end was primarily due to a commercial property sale of approximately $1.0 million.

Potential problem loans are loans where there are doubts as to the ability of the borrower to comply with present repayment terms. The decision of management to place loans in this category does not necessarily mean that the Corporation expects losses to occur but that management recognizes that a higher degree of risk is associated with these performing loans. At September 30, 1999, potential problem loans totaled $71 million. The loans that have been reported as potential problem loans are not concentrated in a particular industry. Management does not presently expect significant losses from credits in this category.

Liquidity
---------

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

Liquidity, particularly at the banking subsidiaries, is predominantly derived from deposits. Deposits as a percentage of total funding sources (which includes deposits, short-term borrowings and long-term debt) was 81% on average for the first nine months of 1999. Wholesale funding represents the balance of the Corporation's total funding needs. Currently, the banking subsidiaries have in aggregate approximately $1.8 billion in available federal fund lines. Purchases of funds on a daily basis are done through New York money market brokers, as well as through a substantial network of direct relationships, as well as through New York money market brokers. The banks also utilize brokered CDs, repurchase agreements, treasury tax & loans, public funds and, to a lesser extent FHLB advances. The parent company currently funds with loan commitments. At September 30, 1999, total commitments are $150 million and current utilization is $87 million.

Both the parent company ("PCO") and its four largest banking subsidiaries have recently been rated (see below) by Moody's and Standard & Poor's. These ratings, along with the Corporation's existing Thomson BankWatch, rating open new channels of distribution and potential liquidity.

Bank Ratings:              Long term             Issuer          Short term
------------               ---------             ------          ----------

Moody's                    A2                                    Prime-1
Thomson BankWatch                                B               TBW-1
S&P                        A-                                    A-2

PCO Ratings:               CP                    Issuer          Short term
-----------                --                    ------          ----------

Moody's                    TBA                   N/A             Prime-2
S&P                        N/A                   BBB+            A-2

The Corporation has full access to the Federal Reserve Bank's discount window. In aggregate the Corporation has over $4 billion in collateral pledged for discount borrowing purposes. The Corporation also has unutilized borrowing capacity at the FHLB of Chicago of over $1 billion. Finally, its investment portfolio has over $1.5 billion in available securities which can be funded via repurchase agreements.

Capital
-------

Stockholders' equity at September 30, 1999 increased to $931.1 million, compared to $883.6 million at September 30, 1998. The change in equity between the two periods was primarily composed of the retention of earnings, the issuance of common stock in connection with acquisitions, the exercise of stock options, along with the payment of dividends and the repurchase of common stock. Stockholders' equity also included unrealized losses, net of tax, on securities available for sale (included in accumulated comprehensive loss) of $24.5 million at September 30, 1999, compared to unrealized gains, net of tax, on securities available for sale (included in accumulated comprehensive income) of $30.5 million for the comparable prior year period. The ratio of period-end equity to assets at September 30,1999, was 7.56%, compared to 8.35% at September 30, 1998. The decline in the period-end equity to assets ratio was primarily attributable to the accumulated other comprehensive loss of $24.5 million at September 30, 1999, down $55.0 million when compared to the accumulated other comprehensive gain of $30.5 million at September 30, 1998.

Cash dividends of $0.29 per share were paid in each of the first three quarters, representing pay-out ratios of 46.77%, 46.03% and 44.62%, for the respective quarterly periods, bringing cash dividends to $0.87 per share for the nine month period in 1999.

The adequacy of the Corporation's capital is regularly reviewed to ensure that sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. The assessment of overall capital adequacy depends on various factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic conditions in markets served and strength of management. The capital ratios of the Corporation and its banking affiliates are greater than minimums required by regulatory guidelines. The Corporation's capital ratios have declined since year end 1998 primarily as a function of stock repurchase activity, increased intangibles from purchase acquisitions and increased commercial loan growth. The Corporation's capital ratios are summarized in Table 9.


                                     TABLE 9
                                 Capital Ratios
--------------------------------------------------------------------------------
                         Tier I Capital      Total Capital      Tier I Leverage
--------------------------------------------------------------------------------

September 30, 1999           10.03%              11.36%               7.15%
September 30, 1998           12.30%              13.54%               7.82%
December 31, 1998            11.05%              12.28%               7.56%
Regulatory minimum
  requirements for
  well capitalized            6.00%              10.00%               5.00%
--------------------------------------------------------------------------------

Third Quarter Results
---------------------

As detailed in Table 1, income for the third quarter of 1999 ("3Q99") was $41.8 million, up $3.4 million compared to the third quarter of 1998 ("3Q98"). Diluted EPS was $0.65 up from $0.60 for the same period in 1998. The quarterly ROE and ROA were 18.01% and 1.40%, respectively for 3Q99, compared to 17.51% and 1.44% for 3Q98, respectively.

As shown in Tables 2 and 3, FTE NII for 3Q99 increased by $7.8 million compared to 3Q98. FTE NII was impacted positively compared to 3Q98 by $1.0 billion growth in EAs (adding $8.4 million to FTE NII), and a 5 bp increase in rate spread (reducing FTE NII by $8.8 million), offset by a 13 bp reduction in the contribution from NFFs (reducing FTE NII by $1.8 million). The NIM was 8 bp lower than NIM of 3Q98. The decrease in NIM was attributable to a 35 bp decline in earning asset yield (impacted in part by holding a lower mix of loans to earning assets), offset with a 40 bp decrease in the cost of interest-bearing liabilities (due to greater reliance on higher wholesale funding costs). Additionally, average NFFs was negatively impacted by an average $206 million of BOLI purchases, reducing FTE NII by $2.5 million and NIM by 9 bp. Thus, NIM adjusted for BOLI would have increased 1 bp over the comparable third quarter of last year. The $7.8 million increase in FTE NII includes approximately $5.2 million of FTE NII attributable to the acquisitions.

The PFLL for 3Q99 was $4.5 million, relatively unchanged from 2Q99 and up $1.2 million from 3Q98 of $3.4 million. The PFLL recorded in the third quarter of 1999 exceeded net charge-offs recorded in the same quarter by $1.1 million. Net charge-offs as a percent of average loans (on an annualized basis) decreased to 0.17% compared to 2Q99 of 0.20%, and increased when compared to 3Q98 of 0.13%.

Noninterest income for 3Q99 was $39.4 million, down slightly (less than 1.0%) versus 3Q98. However, excluding securities and asset sale gains, noninterest income increased $924,000 (2.4%). The primary contributors of the $924,000 increase were BOLI income of $2.9 million (compared to none for 3Q98), retail commission income up $1.2 million (primarily annuity production income), trust service fees up $811,000 and service charges on deposit accounts up $687,000, offset by lower mortgage banking income down $4.6 million (principally in gains on sales, a result of lower mortgage production down 57% between comparable periods).

Noninterest expense for 3Q99 was $74.3 million, up $2.3 million (3.1%) over 3Q98. The $2.3 million increase was primarily a result of an increases of: $1.8 million in personnel costs; $1.1 million in losses other than loans (primarily paid overdraft losses), $1.2 million in office expense, $1.1 million in MSR amortization, and $1.5 million increase in various other expenses due to the timing of the acquisitions. Primarily offsetting the increases was a $5.1 million swing in the MSR valuation reserve.

Current Accounting Pronouncements
---------------------------------

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

Year 2000
---------

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

The Corporation is adhering to FFIEC guidelines for substantially completing Year 2000 remediation, testing and implementation for all Mission Critical products and services by June 30, 1999, and for Significant products and services by December 31, 1999. As of October 31, 1999, the Corporation has completed remediation, testing and implementation for all Mission Critical and Significant products and services.

The Corporation uses national third party service providers and software vendors almost exclusively. The products and services provided by these organizations have been integrated to provide an overall technology infrastructure for the Corporation. As a result, a large part of the Corporation's Mission Critical product Year 2000 testing effort is for products processed by service bureaus. The Corporation has conducted Year 2000 testing with these service bureaus and/or verified that the service bureau's systems that the Corporation utilizes have successfully completed Year 2000 tests. The Corporation has determined not only that the service bureau's systems will function properly in the Year 2000 and beyond, but also tested that the specific functions utilized by the Corporation will properly perform.

The Corporation has no custom developed system code. Therefore, the remediation phase of the Corporation's Year 2000 compliance effort did not include code renovation. Product and service upgrades provided by the Corporation's service bureaus and other vendors were the primary remediation strategy. This also impacts the testing phase of the overall project plan and required that it would be proportionally larger than a plan which has significant code renovation as its focus.

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

The estimated costs for Year 2000 compliance are not expected to have a significant impact on the Corporation's results of operations, liquidity or capital resources. The Corporation estimates the total cost of addressing Year 2000 issues will be approximately $10.5 million, of which substantially all has been expended as of September 30, 1999. Year 2000 compliance costs have been influenced by a heavy reliance on external resources that have been contracted to assist the Corporation in the project management, vendor management, and testing phases of its Year 2000 compliance effort. Scheduled systems upgrades and enhancements which would have taken place, notwithstanding the Year 2000 compliance process, have not been included in the estimated Year 2000 costs, even though certain of these expenses may result in Year 2000 solutions.

Management of the Corporation believes that the potential effects on the Corporation's internal operations of the Year 2000 compliance effort have or will be addressed prior to the Year 2000. However, if required product or service upgrades are not made or are not completed on a timely basis prior to the Year 2000, the Year 2000 issue could disrupt normal business operations. Additionally, subsequent uncontrolled changes to Mission Critical and Significant products could impact their Year 2000 compliance. Normal business operations could also be disrupted if third party servicers, upon which the Corporation depends for services, including service bureaus, payment systems, utilities, etc., encounter difficulties relating to the Year 2000 issue. The most reasonable likely worst case Year 2000 scenarios foreseeable at this time would include the Corporation temporarily not being able to process, in some combination, various types of customer transactions. This could affect the ability of the Corporation to, among other things, originate new loans, post loan payments, accept deposits or allow immediate withdrawals, and, depending on the amount of time such scenario lasted, could have a material adverse effect on the Corporation.

Because of the serious implications of the scenarios mentioned above, a number of actions are being taken to address and/or mitigate these risks. Contingency plans had been established and were being monitored for all mission critical products to mitigate the risks associated with any failure to successfully complete Year 2000 compliance renovation, validation, or implementation efforts. Management has also instituted procedures to ensure that those Mission Critical and Significant products tested to be Year 2000 ready remain so through the turn of the century. This clean management procedure provides for controlling changes to products deemed Year 2000 ready and a process for revalidating those products as changes occur prior to the turn of the century. Additionally, a business resumption contingency plan has been developed to mitigate risks associated with the failure at critical dates of systems that support core business processes. This Year 2000 business resumption contingency plan is designed to ensure that Mission Critical core business processes will continue if one or more supporting systems fail and would allow for limited transactions, including the ability to make certain deposit withdrawals, until the Year 2000 problems are fixed. A liquidity contingency plan has also been written, which includes working with the Federal Reserve to ensure that adequate currency will be available to meet anticipated customer needs, as well as ensuring adequate access to funding as needed by the Corporation.

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

         (b)      Reports on Form 8-K:

         There were no reports on Form 8-K filed for the three months ended September 30, 1999.

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

                                           ASSOCIATED BANC-CORP
                                           -------------------------------------
                                           (Registrant)


Date:  November 12, 1999                   /s/ H. B. Conlon
                                           -------------------------------------
                                           H. B. Conlon
                                           Chairman and Chief Executive Officer


Date:  November 12, 1999                   /s/ Joseph B. Selner
                                           -------------------------------------
                                           Joseph B. Selner
                                           Principal Financial Officer