Form 10-K
period 1999-12-31
ASSOCIATED BANC-CORP
filed 2000-03-23
CIK 7789

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period to

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

                                Yes  X  No  ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 1, 2000, 63,164,218 shares of Common Stock were outstanding and the aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $1,501,035,000. Excludes approximately $74,122,000 of market value representing the outstanding shares of the Registrant owned by all directors and officers who individually, in certain cases, or collectively, may be deemed affiliates. Includes approximately $132,423,000 of market value representing 8.41% of the outstanding shares of the Registrant held in a fiduciary capacity by the trust company subsidiary of the Registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                       Part of Form 10-K Into Which
                  Document                        Portions of Documents are Incorporated
    Proxy Statement for Annual Meeting of                        Part III
       Shareholders on April 26, 2000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ASSOCIATED BANC-CORP
                        1999 FORM 10-K TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I
Item 1.   Business                                                          3
Item 2.   Properties                                                        7
Item 3.   Legal Proceedings                                                 7
Item 4.   Submission of Matters to a Vote of Security Holders               7
PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters                                              10
Item 6.   Selected Financial Data                                          11
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        12
Item 7a.  Quantitative and Qualitative Disclosures About Market Risk       38
Item 8.   Financial Statements and Supplementary Data                      39
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure                                         72
PART III
Item 10.  Directors and Executive Officers of the Registrant               72
Item 11.  Executive Compensation                                           72
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                       72
Item 13.  Certain Relationships and Related Transactions                   72
PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K                                                              73
Signatures                                                                 75

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

Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, could affect the future financial results of Associated Banc-Corp and could cause those results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document. These factors include the following:

     - operating, legal, and regulatory risks;
     - economic, political, and competitive forces affecting Associated Banc-Corp's banking, securities, asset management, and credit services businesses; and
     - the risk that Associated Banc-Corp's analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

                                     PART I

ITEM 1  BUSINESS

GENERAL

Associated Banc-Corp (the "Corporation") is a bank holding company registered pursuant to the Bank Holding Company Act of 1956, as amended (the "Act"). It was incorporated in Wisconsin in 1964 and was inactive until 1969 when permission was received from the Board of Governors of the Federal Reserve System to acquire three banks. At December 31, 1999, the Corporation owned ten commercial banks located in Illinois, Minnesota, and Wisconsin (the "affiliates") serving their local communities and, measured by total assets held at December 31, 1999, was the third largest commercial bank holding company headquartered in Wisconsin. The Corporation also owned 32 nonbanking subsidiaries (the "subsidiaries") located in Arizona, California, Delaware, Illinois, Missouri, Nevada, and Wisconsin.

The Corporation entered the Minnesota banking market through three separate transactions during 1999. It acquired Windsor Bancshares, Inc. and its wholly owned subsidiary, Bank Windsor, on February 3, 1999. The Corporation also consummated the acquisition of Riverside Acquisition Corp. and its wholly owned subsidiary, Riverside Bancshares, Inc., and its wholly owned subsidiary, Riverside Bank, on August 31, 1999. Further, the Corporation finalized its acquisition of BNC Financial Corporation on December 31, 1999.

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

Responsibility for the management of the affiliates remains with their respective Boards of Directors and officers. Services rendered to the affiliates by the Corporation are intended to assist the local management of these affiliates to expand the scope of services offered by them. Bank affiliates of the Corporation at December 31, 1999, provided services through 223 locations in 157 communities.

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

Lending involves credit risk. Credit risk is controlled and monitored through active asset quality management and the use of lending standards, thorough review of potential borrowers, and active asset quality administration. Active asset quality administration, including early problem loan identification and timely resolution of problems, further ensures appropriate management of credit risk and minimization of loan losses. The allowance for loan losses ("AFLL") represents management's estimate of an amount adequate to provide for losses inherent in the loan portfolio. Management's evaluation of the adequacy of the AFLL is based on management's ongoing review and grading of the loan portfolio, consideration of past loan loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, current economic conditions, the fair value of underlying collateral, and other factors which could affect potential credit losses. Credit risk management is discussed under sections "Loans," "Allowance for Loan Losses," and "Nonperforming Loans, Potential Problem Loans, and Other Real Estate Owned" and under Notes 1 and 6 in the notes to consolidated financial statements.

Additional emphasis is given to noncredit services for commercial customers, such as advice and assistance in the placement of securities, corporate cash management, and financial planning. The affiliates make available check clearing, safekeeping, loan participations, lines of credit, portfolio analyses, and other services to approximately 120 correspondent financial institutions.

A trust company subsidiary and an investment management subsidiary offer a wide variety of fiduciary, investment management, advisory, and corporate agency services to individuals, corporations, charitable trusts, foundations, and institutional investors. They also administer (as trustee and in other fiduciary and representative capacities) pension, profit sharing and other employee benefit plans, and personal trusts and estates.

Investment subsidiaries provide discount and full-service brokerage services, including the sale of fixed and variable annuities, mutual funds, and securities, to the affiliates' customers and the general public. Insurance subsidiaries provide commercial and individual insurance services, including various life, property, casualty, credit, and mortgage products to the affiliates' customers and the general public. Seven investment subsidiaries located in Nevada hold, manage, and trade cash, stocks, and securities transferred from the affiliates and reinvest investment income. Three additional investment subsidiaries formed in Nevada and headquartered and domiciled in the Cayman Islands provide investment services for their parent bank, as well as provide management of their respective Real Estate Investment Trust ("REIT") subsidiaries. A leasing subsidiary provides lease financing for a variety of capital equipment for commerce and industry. An appraisal subsidiary provides real estate appraisals for customers, government agencies, and the general public.

The mortgage banking subsidiaries are involved in the origination, servicing, and warehousing of mortgage loans, and the sale of such loans to investors. The primary focus is on commercial and one- to four-family residential and multi-family properties, all of which are generally salable into the secondary mortgage market. The principal mortgage lending areas of these subsidiaries are Wisconsin and Illinois. Nearly all long-term, fixed-rate real estate mortgage loans generated are sold in the secondary market and to other financial institutions, with the subsidiaries retaining the servicing of those loans.

In addition to real estate loans, the Corporation's affiliates and subsidiaries originate and/or service consumer loans, credit card loans, and student loans. Consumer, home equity, and student lending activities are principally conducted in Wisconsin and Illinois, while the credit card base and resulting loans are principally centered in the Midwest.

The Corporation, its affiliates, and subsidiaries are not dependent upon a single or a few customers, the loss of which would have a material adverse effect on the Corporation. No material portion of the business of the Corporation, its affiliates, or its subsidiaries is seasonal.

FOREIGN OPERATIONS

The Corporation, its affiliates, and subsidiaries do not engage in any operations in foreign countries, other than three investment subsidiaries all formed under the General Corporation Law of the State of Nevada. These investment subsidiaries are headquartered and commercially domiciled in the Cayman Islands. Each subsidiary has at least one employee who is a resident of the Cayman Islands.

EMPLOYEES

At December 31, 1999, the Corporation, its affiliates, and subsidiaries, as a group, had 3,966 full-time equivalent employees.

COMPETITION

The financial services industry is highly competitive. The Corporation competes for loans, deposits and financial services in all of its principal markets. The Corporation competes directly with other bank and nonbank institutions located within its markets, with out-of-market banks and bank holding companies that advertise or otherwise serve the Corporation's markets, money market and other mutual funds, brokerage houses, and various other financial institutions. Additionally, the Corporation competes with insurance companies, leasing companies, regulated small loan companies, credit unions, governmental agencies and commercial entities offering financial services products. Competition involves efforts to obtain new deposits, the scope and type of services offered, interest rates paid on deposits and charged on loans, as well as other aspects of banking. All of the affiliates also face direct competition from members of bank holding company systems that have greater assets and resources than those of the Corporation.

SUPERVISION AND REGULATION

Financial institutions are highly regulated both at the federal and state level. Numerous statutes and regulations presently affect the business of the Corporation, its affiliates, and its subsidiaries. Proposed comprehensive statutory and regulatory changes could have an effect on the Corporation's business.

As a registered bank holding company under the Act, the Corporation and its nonbanking affiliates are regulated and supervised by the Board of Governors of the Federal Reserve System (the "Board"). The affiliates of the Corporation with a national charter are supervised and examined by the Comptroller of the Currency. The affiliates with a state charter are supervised and examined by their respective state banking agency, and either the Board, if such affiliate is a member of the Federal Reserve System, or by the Federal Deposit Insurance Corporation (the "FDIC"), if a nonmember. Currently, all affiliates with a state charter are nonmember banks. All affiliates of the Corporation that accept insured deposits are subject to examination by the FDIC.

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

The Gramm-Leach-Bliley Act of 1999, P.L. 106-102, enacted on November 12, 1999, has made major amendments to the Act. The amendments, among other things, will allow certain qualifying bank holding companies to engage in activities that are financial in nature and that explicitly include the underwriting and sale of insurance. The amendments will also amend the Act provisions governing the scope and manner of the Board's supervision of bank holding companies, the manner in which activities may be found to be financial in nature, and the extent to which state laws on insurance will apply to insurance activities of banks and bank affiliates. The provisions amending the activity limitations and supervision of bank holding companies are generally effective 120 days following enactment. The Board is expected to issue regulations implementing these provisions. It can be expected that the amendments will allow for the expansion of activities by banking organizations and permit consolidation among financial organizations generally.

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

ITEM 2  PROPERTIES

The Corporation's headquarters were relocated to the Village of Ashwaubenon, Wisconsin, in a leased facility with approximately 30,000 square feet of office space in September 1998. The space is subject to a five-year lease with two consecutive five-year extensions.

At December 31, 1999, the affiliates occupied 223 offices in 157 different communities within Illinois, Minnesota, and Wisconsin. All affiliate main offices are owned, except Associated Bank Milwaukee, Associated Bank Chicago, Associated Bank Illinois, Bank Windsor, and Riverside Bank. The affiliate main offices in downtown Milwaukee, Chicago, Rockford, and Minneapolis, are located in the lobbies of multi-story office buildings. Most affiliate branch offices are free-standing buildings that provide adequate customer parking, including drive-in facilities of various numbers and types for customer convenience. Some affiliates also have branch offices in various supermarket locations, as well as offices in retirement communities. In addition, the Corporation owns other real property that, when considered in the aggregate, is not material to its financial position.

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

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

EXECUTIVE OFFICERS OF THE CORPORATION

Pursuant to General Instruction G of Form 10-K, the following list is included as an unnumbered item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held April 26, 2000.

The following is a list of names and ages of executive officers of the Corporation, its affiliates, and subsidiaries indicating all positions and offices held by each such person and each such person's principal occupation(s) or employment during the past five years. The Date of Election refers to the date the person was first elected an officer of the Corporation or its affiliates or subsidiaries. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the Annual Meeting of Shareholders. There are no family relationships among these officers nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. No person other than those listed below has been chosen to become an Executive Officer of the Corporation.

        NAME                       OFFICES AND POSITIONS HELD                DATE OF ELECTION
Harry B. Conlon         Chairman and Chief Executive Officer of                March 1, 1975
Age: 64                 Associated Banc-Corp
                        Prior to October 1998, Chairman, President, and
                        Chief Executive Officer of Associated Banc-Corp

        NAME                       OFFICES AND POSITIONS HELD                DATE OF ELECTION
Robert C. Gallagher     President, Chief Operating Officer, and Director      April 28, 1982
Age: 61                 of Associated Banc-Corp
                        Prior to October 1998, Vice Chairman of
                        Associated Banc-Corp; Chairman and Chief
                        Executive Officer of Associated Bank Green Bay
                        (affiliate)
                        Prior to April 1996, Executive Vice President and
                        Director of Associated Banc-Corp; Chairman,
                        President and Chief Executive Officer of
                        Associated Bank Green Bay (affiliate)

Brian R. Bodager        Chief Administrative Officer, General Counsel and      July 22, 1992
Age: 44                 Corporate Secretary of Associated Banc-Corp
                        Prior to July 1997, Senior Vice President,
                        General Counsel, and Corporate Secretary of
                        Associated Banc-Corp

Joseph B. Selner        Chief Financial Officer of Associated Banc-Corp      January 25, 1978
Age: 53

Arthur E. Olsen, III    General Auditor of Associated Banc-Corp                July 28, 1993
Age: 48

Mary Ann Bamber         Director of Retail Banking of Associated             January 22, 1997
Age: 49                 Banc-Corp
                        From January 1996 to January 1997, independent
                        consultant
                        From January 1996 to January 1997, Senior Officer
                        of an Iowa-based bank
                        Prior to January 1996, Senior Officer of a
                        Minnesota-based holding company

Robert J. Johnson       Director of Human Resources of Associated            January 22, 1997
Age: 54                 Banc-Corp
                        Prior to January 1997, Officer of a Wisconsin
                        manufacturing company

Donald E. Peters        Director of Systems and Operations of Associated     October 27, 1997
Age: 50                 Banc-Corp
                        From October 1997 to November 1998, Director of
                        Systems and Operations of Associated Banc-Corp;
                        Executive Vice President of First Financial Bank
                        (former affiliate)
                        Prior to October 1997, Executive Vice President
                        of First Financial Corporation (former
                        affiliate); Executive Vice President of First
                        Financial Bank (former affiliate)

        NAME                       OFFICES AND POSITIONS HELD                DATE OF ELECTION
Cindy K. Moon-Mogush    Director of Marketing of Associated Banc-Corp         April 20, 1998
Age: 38
                        From July 1997 to April 1998, Senior Vice
                        President of a Michigan-based bank holding
                        company
                        From March 1995 to July 1997, Officer of a
                        Michigan-based bank holding company
                        Prior to March 1995, Senior Officer of a
                        Michigan-based financial institution

David S. Fisher         Treasurer of Associated Banc-Corp                      May 18, 1998
Age: 44
                        Prior to May 18, 1998, Senior Vice President of a
                        Michigan-based bank holding company

David E. Cleveland      President of Riverside Bank (affiliate)               August 31, 1999
Age: 66

John P. Evans           Chief Executive Officer and Director of               August 16, 1993
Age: 50                 Associated Bank North (affiliate)

David J. Handy          President, Chief Executive Officer, and Director       May 31, 1991
Age: 60                 of Associated Bank, National Association
                        (affiliate)

David G. Krill          President, Chief Executive Officer, and Director     November 3, 1997
Age: 57                 of Associated Commercial Mortgage, Inc.
                        (subsidiary)
                        Prior to November 1997, Senior Vice President of
                        First Financial Bank (former affiliate)

Michael B. Mahlik       Executive Vice President, Managing Trust Officer,     January 1, 1991
Age: 47                 and Director of Associated Bank, National
                        Association (affiliate)

George J. McCarthy      President, Chief Executive Officer, and Director     November 11, 1983
Age: 49                 of Associated Bank Chicago (affiliate)

Mark J. McMullen        Senior Executive Vice President and Director of        June 2, 1981
Age: 51                 Associated Bank Green Bay (affiliate)
                        Prior to July 1996, Executive Vice President and
                        Director of Associated Bank Green Bay (affiliate)

Randall J. Peterson     President, Chief Executive Officer, and Director      August 2, 1982
Age: 54                 of Associated Bank Green Bay (affiliate)
                        From July 1996 to October 1998, President and
                        Director of Associated Bank Green Bay (affiliate)
                        Prior to July 1996, Executive Vice President and
                        Director of Associated Bank Green Bay (affiliate)

Gary L. Schaefer        President and Director of Associated Bank South        March 1, 1995
Age: 50                 Central (affiliate)
                        Prior to March 1995, Senior Officer of a
                        Wisconsin bank

        NAME                       OFFICES AND POSITIONS HELD                DATE OF ELECTION
Thomas R. Walsh         President, Chief Executive Officer, and Director      January 1, 1994
Age: 42                 of Associated Bank Illinois (affiliate)
                        From January 1994 to November 12, 1998,
                        President, Chief Executive Officer, and Director
                        of Associated Bank Lakeshore (affiliate)

Gordon J. Weber         President, Chief Executive Officer, and Director     December 15, 1993
Age: 52                 of Associated Bank Milwaukee (affiliate);
                        Director of Associated Bank South Central
                        (affiliate)

Scott A. Yeoman         President, Chief Executive Officer, and Director      October 1, 1994
Age: 42                 of Associated Bank Lakeshore (affiliate)
                        From October 1, 1994, to September 15, 1998,
                        Senior Vice President of Associated Bank
                        Lakeshore (affiliate)

                                    PART II

ITEM 5  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information in response to this item is incorporated by reference to the table "Market Information" on Page 74 and the discussion of dividend restrictions in
Note 12 "Stockholders' Equity" of the notes to consolidated financial statements included under Item 8 of this document. The Corporation's common stock is currently being traded on The Nasdaq Stock Market under the symbol ASBC.

The approximate number of equity security holders of record of common stock, $.01 par value, as of March 1, 2000, was 10,400. Certain of the Corporation's shares are held in "nominee" or "street" name and, accordingly, the number of beneficial owners of such shares is not known nor included in the foregoing number.

Payment of future dividends is within the discretion of the Corporation's Board of Directors and will depend, among other factors, on earnings, capital requirements, and the operating and financial condition of the Corporation. At the present time, the Corporation expects that dividends will continue to be paid in the future.

ITEM 6  SELECTED FINANCIAL DATA

TABLE 1: EARNINGS SUMMARY AND SELECTED FINANCIAL DATA
($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               %
                                            CHANGE
                                            1998 TO
 YEARS ENDED DECEMBER 31,       1999         1999         1998           1997           1996          1995          1994
---------------------------------------------------------------------------------------------------------------------------
Interest income              $   814,520       3.7%    $   785,765    $   787,919    $  731,763    $  696,858    $  613,725
Interest expense                 418,775       1.9         411,028        411,637       375,922       360,499       292,735
                             ----------------------------------------------------------------------------------------------
Net interest income              395,745       5.6         374,737        376,282       355,841       336,359       320,990
Provision for loan losses         19,243      30.5          14,740         31,668        13,695        14,029         9,035
                             ----------------------------------------------------------------------------------------------
  Net interest income after
    provision for loan
    losses                       376,502       4.6         359,997        344,614       342,146       322,330       311,955
Noninterest income               165,906      (1.2)        167,928         94,854       115,265       104,989        84,155
Noninterest expense              305,092       3.4         294,962        323,200       292,222       252,927       245,310
                             ----------------------------------------------------------------------------------------------
Income before income taxes
  and extraordinary item         237,316       1.9         232,963        116,268       165,189       174,392       150,800
Income tax expense                72,373      (4.7)         75,943         63,909        57,487        62,381        54,203
Extraordinary item                    --        --              --             --          (686)           --            --
                             ----------------------------------------------------------------------------------------------
NET INCOME                   $   164,943       5.0%    $   157,020    $    52,359    $  107,016    $  112,011    $   96,597
                             ==============================================================================================
Basic earnings per
  share(1):
  Income before
    extraordinary item       $      2.60       4.4%    $      2.49    $      0.83    $     1.70    $     1.82    $     1.59
  Net income                        2.60       4.4            2.49           0.83          1.69          1.82          1.59
Diluted earnings per
  share(1):
  Income before
    extraordinary item              2.57       4.5            2.46           0.82          1.67          1.79          1.55
  Net income                        2.57       4.5            2.46           0.82          1.66          1.79          1.55
Cash dividends per share(1)         1.16      11.1            1.04           0.89          0.76          0.65          0.57
Weighted average shares
  outstanding:
  Basic                           63,507       0.6          63,125         62,884        63,205        61,386        60,747
  Diluted                         64,061       0.4          63,789         63,935        64,380        62,473        62,144
SELECTED FINANCIAL DATA
Year-End Balances:
Loans (including loans held
  for sale)                  $ 8,369,903      12.5%    $ 7,437,867    $ 7,186,551    $6,697,404    $6,418,683    $5,995,964
Allowance for loan losses        113,196      13.6          99,677         92,731        71,767        68,560        65,774
Investment securities          3,255,535      12.0       2,907,735      2,940,218     2,753,938     2,266,895     2,499,380
Assets                        12,519,902      11.3      11,250,667     10,690,442    10,120,413     9,393,609     9,130,522
Deposits                       8,691,829       1.6       8,557,819      8,395,277     7,959,240     7,570,201     7,334,240
Long-term borrowings              24,283      (6.6)         26,004         15,270        33,329        36,907        94,537
Stockholders' equity             909,789       3.5         878,721        813,692       803,562       725,211       626,591
Book value per share(1)            14.40       3.1           13.97          12.92         12.81         11.75         10.27
                             ----------------------------------------------------------------------------------------------
Average Balances:
Loans (including loans held
  for sale)                  $ 7,801,435       7.5%    $ 7,255,850    $ 6,959,018    $6,583,572    $6,157,655    $5,636,601
Investment securities          3,119,279      13.9       2,737,556      2,905,921     2,523,757     2,421,379     2,536,133
Assets                        11,698,104      10.1      10,628,695     10,391,718     9,640,471     9,123,981     8,737,231
Deposits                       8,631,652       2.4       8,430,701      8,121,945     7,778,177     7,409,409     7,191,053
Stockholders' equity             914,082       6.7         856,425        839,859       775,180       674,368       596,365
                             ----------------------------------------------------------------------------------------------
Financial Ratios:
Return on average equity(2)        18.04%      (29)bp        18.33%         16.93%        16.64%        17.21%        16.20%
Return on average assets(2)         1.41        (7)           1.48           1.37          1.35          1.27          1.11
Net interest margin
  (tax-equivalent)                  3.74        (5)           3.79           3.86          3.95          3.95          3.93
Average equity to average
  assets                            7.81       (25)           8.06           8.08          8.04          7.39          6.83
Dividend payout ratio(2)(3)        44.62       269           41.93          39.38         37.07         35.71         35.85
                             ==============================================================================================

                              5-YEAR
                             COMPOUND
                              GROWTH
 YEARS ENDED DECEMBER 31,      RATE
---------------------------  --------
Interest income                 5.8%
Interest expense                7.4
                             --------
Net interest income             4.3
Provision for loan losses      16.3
                             --------
  Net interest income after
    provision for loan
    losses                      3.8
Noninterest income             14.5
Noninterest expense             4.5
                             --------
Income before income taxes
  and extraordinary item        9.5
Income tax expense              6.0
Extraordinary item              N/M
                             --------
NET INCOME                     11.3%
                             ========
Basic earnings per
  share(1):
  Income before
    extraordinary item         10.3%
  Net income                   10.3
Diluted earnings per
  share(1):
  Income before
    extraordinary item         10.6
  Net income                   10.6
Cash dividends per share(1)    15.3
Weighted average shares
  outstanding:
  Basic                         0.9
  Diluted                       0.6
SELECTED FINANCIAL DATA
Year-End Balances:
Loans (including loans held
  for sale)                     6.9%
Allowance for loan losses      11.5
Investment securities           5.4
Assets                          6.5
Deposits                        3.5
Long-term borrowings          (23.8)
Stockholders' equity            7.7
Book value per share(1)         7.0
                             --------
Average Balances:
Loans (including loans held
  for sale)                     6.7%
Investment securities           4.2
Assets                          6.0
Deposits                        3.7
Stockholders' equity            8.9
                             --------
Financial Ratios:
Return on average equity(2)
Return on average assets(2)
Net interest margin
  (tax-equivalent)
Average equity to average
  assets
Dividend payout ratio(2)(3)
                             ========

(1) Per share data adjusted retroactively for stock splits and stock dividends.
(2) Ratio is based upon income prior to merger integration and other one-time charges or extraordinary items for 1997, 1996, and 1995.
(3) Ratio is based upon basic earnings per share.
N/M = not meaningful

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is management's analysis to assist in the understanding and evaluation of the consolidated financial condition and results of operations of Associated Banc-Corp (the "Corporation"). It should be read in conjunction with the consolidated financial statements and footnotes and the selected financial data presented elsewhere in this report.

The financial discussion that follows refers to the impact of the Corporation's business combination activity, detailed under section, "Business Combinations," and Note 2 of the notes to consolidated financial statements. In particular, in October 1997 the Corporation merged with First Financial Corporation ("FFC"), the parent company of a $6.0 billion federally chartered thrift (First Financial Bank or "FFB"). The transaction was accounted for as a pooling of interests, and thus, all consolidated financial data was restated as though the entities had been combined for the periods presented.

In addition, the following discussion will refer to "operating earnings," particularly for 1997 results. To arrive at operating earnings, reported results of 1997 were adjusted by the following (no adjustments were necessary for 1999 or 1998). Performance ratios for 1997 are also calculated excluding these items.

     - 1997 operating earnings exclude the merger, integration, and other one-time charges ("merger-related charges") recorded by the Corporation in conjunction with the merger of FFC of $103.7 million, or $89.8 million after tax. This pre-tax charge includes a $35.3 million adjustment to securities for other than temporary impairment, $16.8 million of conforming provision for loan losses, and $51.6 million of merger, integration, and other one-time charges. These charges reduced basic earnings per share by $1.43 and diluted earnings per share by $1.41. See
       Note 3 of the notes to consolidated financial statements for additional detail.

PERFORMANCE SUMMARY

The Corporation recorded net income of $164.9 million for the year ended December 31, 1999, an increase of $7.9 million or 5.0% over the $157.0 million earned in 1998. Basic earnings per share were $2.60, a 4.4% increase over 1998 basic earnings per share of $2.49. Earnings per diluted share were $2.57, a 4.5% increase over 1998 diluted earnings per share of $2.46. Return on average assets and return on average equity were 1.41% and 18.04% for 1999, compared to 1.48% and 18.33%, respectively, for 1998. Cash dividends paid in 1999 increased by 11.1% to $1.16 per share over the $1.04 per share paid in 1998. Key factors behind these results were:

     - Taxable equivalent net interest income was $409.4 million for 1999, up $28.0 million or 7.3% over last year. Taxable equivalent interest income increased by $35.7 million while interest expense increased $7.7 million. The volume of average earning assets increased $892.6 million to $11.0 billion, which exceeded the $871.0 million increase in interest-bearing liabilities. Increases in volume and changes in product mix added $35.0 million to taxable equivalent net interest income, whereas changes in the rate environment resulted in a $7.0 million decline.

     - Total loans and deposits were $8.4 billion and $8.7 billion, respectively, at December 31, 1999, compared to $7.3 billion and $8.6 billion, respectively, at December 31, 1998. These increases were from internal growth and acquisitions.

     - Provision for loan losses increased to $19.2 million compared to $14.7 million in 1998. Net charge-offs increased $2.3 million, primarily due to lower recoveries in 1999 than in 1998, and were 0.18% of average loans compared to 0.16% in 1998. The ratio of allowance for loan losses to loans was 1.35% and 1.37% at December 31, 1999 and 1998, respectively. Nonperforming assets were $40.7 million, representing 0.32% of total assets at year-end 1999, compared to $59.9 million, or 0.53% of total assets last year.

     - Noninterest income was $165.9 million for 1999, $2.0 million or 1.2% lower than 1998. A primary component impacting this decline was mortgage banking income, down $15.7 million in 1999 versus

       1998, driven primarily by a 46% drop in secondary mortgage loan production (particularly refinancing activity) in response to the rising interest rate environment in 1999 compared to 1998. Gains on the sale of assets and investment securities were $6.0 million lower than the $14.0 million recorded in 1998. Excluding mortgage banking income and gains on asset and investment securities sales, noninterest income increased by $19.7 million or 18.2% in 1999, with increases in most other categories.

     - Noninterest expense increased $10.1 million or 3.4% over 1998. Most categories of noninterest expense increased due to the acquisitions, which added $16.7 million. Partially offsetting the increases were decreases in MSR amortization and professional fees.

     - Income tax expense decreased to $72.3 million, down $3.6 million from 1998. The 1999 effective tax rate was 30.50% or 210 bp lower than the 32.6% rate for 1998, due primarily to the tax benefit of increased municipal securities and BOLI revenue, and the use of tax loss carryforwards.

BUSINESS COMBINATIONS

During 1999, the Corporation acquired $591 million in assets through three acquisition transactions. All were accounted for under the purchase method, and therefore the financial position and results of operations of each entity were included in the consolidated financial statements as of the consummation date of each transaction. Due to the timing of the December 31, 1998, purchase acquisition of Citizens Bankshares, Inc. ("Citizens"), 1998 results included Citizens' financial position in the consolidated balance sheet, but did not include any operational results in the consolidated income statement for 1998. The Corporation's business combination activity is further summarized in Note 2 of the notes to consolidated financial statements. Share repurchase activity is described under section "Capital."

INCOME STATEMENT ANALYSIS

NET INTEREST INCOME

Net interest income is the primary source of the Corporation's revenue. Net interest income is the difference between interest income on earning assets ("EAs"), such as loans and securities, and the interest expense on interest-bearing deposits and other borrowings, used to fund those assets. The amount of net interest income is affected by changes in interest rates and by the amount and composition of EAs and interest-bearing liabilities ("IBLs"). Interest rate spread and net interest margin are utilized to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on EAs and the rate paid for IBLs that fund those assets. The net interest margin is expressed as the percentage of net interest income to average EAs. The net interest margin exceeds the interest rate spread because noninterest-bearing sources of funds (net free funds), principally demand deposits and stockholders' equity, also support EAs. To compare tax-exempt asset yields to taxable yields, the yield on tax-exempt loans and securities is computed on a fully taxable equivalent ("FTE") basis using a tax rate of 35%. Net interest income, interest rate spread, and net interest margin are presented and discussed below on an FTE basis.

Table 2 provides average balances of EAs and IBLs, the associated interest income and expense, and the corresponding interest rates earned and paid, as well as net interest income, interest rate spread, and net interest margin on an FTE basis for the three years ended December 31, 1999. Tables 3 through 5 present additional information to facilitate the review and discussion of net interest income, interest rate spread, and net interest margin.

FTE net interest income was $409.4 million for 1999, an increase of $28.0 million or 7.3% over 1998. A higher level of EAs, partially offset by a lower net interest margin, led to the increase in 1999. Citizens and the 1999 acquisitions, net of the cost to fund them, accounted for $20.0 million of the increase in FTE net interest income.

FTE interest income increased by $35.7 million while interest expense increased $7.7 million. The volume of average EAs increased $893 million which exceeded the $871 million increase in interest-bearing liabilities. Increases in volume and changes in mix added $35.0 million to FTE net interest income, whereas changes in the rate environment resulted in a $7.0 million decline. See Table 3 for rate/volume analysis.

For 1999, the yield on EAs declined 32 basis points, lowering interest earned by $33.0 million (with loans accounting for $21.3 million of the decrease), and the cost of interest-bearing liabilities fell 35 bp, improving FTE net interest income by $26.0 million (with interest-bearing deposits accounting for $22.7 million), for a net decline of $7.0 million in FTE net interest income.

In combination, the growth and composition change of EAs contributed an additional $68.7 million to FTE net interest income, while the growth and composition of IBLs cost an additional $33.7 million, netting a $35.0 million increase to FTE net interest income.

The net interest margin was 3.74% in 1999, compared to 3.79% in 1998. The decline in net interest margin was due to the combination of a lower yield on EAs, the reliance on higher-cost borrowed funds to support loan growth, and a lower contribution from net free funds. In addition, the lower margin reflects the cost of funding the Corporation's share repurchases during 1999 and the purchase of an additional $100 million in bank owned life insurance ("BOLI") (a non-interest earning asset).

Consistent with industry trends, the Corporation's net interest margin has been narrowing. That trend is a reflection of heightened price competition for traditional loan and deposit products. Recent increases in short-term interest rates by the Federal Reserve also pressured the Corporation's net interest margin.

Average EAs were $11.0 billion in 1999, an increase of $893 million, or 8.9%, from 1998. On average, the acquisitions contributed approximately $432 million to this increase. Loan production accounted for the majority of the growth in EAs. Average loans in 1999 were $7.8 billion in 1999, up $546 million or 7.5% compared to 1998 (up 3.4% excluding acquisitions). During 1999, the Corporation focused on shifting the composition of its loan portfolio, especially in growing the proportion of commercial loans, which represented 30.9% of average EAs for 1999 compared to 26.5% for 1998.

Average IBLs were $9.7 billion in 1999, an increase of $870 million, or 9.9%, from 1998. Although the Corporation has been successful in attracting new noninterest-bearing demand deposits, loan growth outpaced deposits, increasing the Corporation's reliance on wholesale funding sources. The mix of IBLs shifted from lower-rate deposits (average interest-bearing deposits decreased to represent 79.0% of average IBLs for 1999 compared to 86.3% for 1998, costing 4.12% or 43 bp less than last year) to higher cost wholesale funding, costing 5.15% (30 bp lower than last year).

TABLE 2: AVERAGE BALANCES AND INTEREST RATES (INTEREST AND RATES ON A TAX-EQUIVALENT BASIS)

                                                         YEARS ENDED DECEMBER 31,
                                    -------------------------------------------------------------------
                                                  1999                               1998
                                    -------------------------------------------------------------------
                                      AVERAGE                AVERAGE     AVERAGE                AVERAGE
                                      BALANCE     INTEREST    RATE       BALANCE     INTEREST    RATE
                                    -------------------------------------------------------------------
                                                             ($ IN THOUSANDS)
ASSETS
Earning assets:
Loans (1)(2)(3)                     $ 7,801,435   $626,444    8.03%    $ 7,255,850   $603,423    8.32%
Investment securities:
  Taxable                             2,597,116    163,732    6.30       2,500,470    168,536    6.74
  Tax exempt(1)                         522,163     36,201    6.93         237,086     17,028    7.18
Interest-bearing deposits in
  other financial institutions            9,083        454    4.99          31,283      1,679    5.37
Federal funds sold and securities
  purchased under agreements to
  resell                                 25,027      1,352    5.40          37,493      1,800    4.81
                                    -------------------------------------------------------------------
Total earning assets                $10,954,824   $828,183    7.56%    $10,062,182   $792,466    7.88%
                                    -------------------------------------------------------------------
Allowance for loan losses              (105,488)                           (92,175)
Cash and due from banks                 263,288                            246,596
Other assets                            585,480                            412,092
                                    -------------------------------------------------------------------
Total assets                        $11,698,104                        $10,628,695
                                    ===================================================================
LIABILITIES AND STOCKHOLDERS'
EQUITY
Interest-bearing liabilities:
  Savings deposits                  $   919,163   $ 14,998    1.63%    $   981,630   $ 20,812    2.12%
  NOW deposits                          796,506     10,645    1.34         473,123      8,212    1.74
  Money market deposits               1,373,010     52,478    3.82       1,377,503     45,430    3.30
  Time deposits                       4,539,286    235,954    5.20       4,753,959    270,938    5.70
                                    -------------------------------------------------------------------
    Total interest-bearing
      deposits                        7,627,965    314,075    4.12       7,586,215    345,392    4.55
Federal funds purchased and
  securities sold under
  agreements to repurchase            1,057,269     52,843    5.00         517,344     26,174    5.06
Other short-term borrowings             951,524     50,214    5.28         660,761     37,600    5.69
Long-term debt                           24,644      1,643    6.67          27,055      1,862    6.88
                                    -------------------------------------------------------------------
Total interest-bearing
  liabilities                       $ 9,661,402   $418,775    4.33%    $ 8,791,375   $411,028    4.68%
                                    -------------------------------------------------------------------
Demand deposits                       1,003,687                            844,486
Accrued expenses and other
  liabilities                           118,933                            136,409
Stockholders' equity                    914,082                            856,425
                                    -------------------------------------------------------------------
Total liabilities and
  stockholders' equity              $11,698,104                        $10,628,695
                                    ===================================================================
Net interest income and rate
  spread (1)                                      $409,408    3.23%                  $381,438    3.20%
                                    ===================================================================
Net interest margin (1)                                       3.74%                              3.79%
                                    ===================================================================
Taxable equivalent adjustment                     $ 13,663                           $  6,701
                                    ===================================================================

                                       YEARS ENDED DECEMBER 31,
                                   --------------------------------
                                                 1997
                                   --------------------------------
                                     AVERAGE                AVERAGE
                                     BALANCE     INTEREST    RATE
                                   --------------------------------
                                           ($ IN THOUSANDS)
ASSETS
Earning assets:
Loans (1)(2)(3)                    $ 6,959,018   $593,660    8.53%
Investment securities:
  Taxable                            2,725,539    184,230    6.76
  Tax exempt(1)                        180,382     13,926    7.72
Interest-bearing deposits in
  other financial institutions          15,347        779    5.08
Federal funds sold and securities
  purchased under agreements to
  resell                                16,238        999    6.16
                                   --------------------------------
Total earning assets               $ 9,896,524   $793,594    8.02%
                                   --------------------------------
Allowance for loan losses              (73,748)
Cash and due from banks                229,006
Other assets                           339,936
                                   --------------------------------
Total assets                       $10,391,718
                                   ================================
LIABILITIES AND STOCKHOLDERS'
EQUITY
Interest-bearing liabilities:
  Savings deposits                 $ 1,047,098   $ 24,100    2.30%
  NOW deposits                         402,717      7,726    1.92
  Money market deposits              1,238,073     38,529    3.11
  Time deposits                      4,692,333    267,088    5.69
                                   --------------------------------
    Total interest-bearing
      deposits                       7,380,221    337,443    4.57
Federal funds purchased and
  securities sold under
  agreements to repurchase             538,097     29,046    5.40
Other short-term borrowings            749,803     43,463    5.80
Long-term debt                          26,929      1,685    6.26
                                   --------------------------------
Total interest-bearing
  liabilities                      $ 8,695,050   $411,637    4.73%
                                   --------------------------------
Demand deposits                        741,724
Accrued expenses and other
  liabilities                          115,085
Stockholders' equity                   839,859
                                   --------------------------------
Total liabilities and
  stockholders' equity             $10,391,718
                                   ================================
Net interest income and rate
  spread (1)                                     $381,957    3.29%
                                   ================================
Net interest margin (1)                                      3.86%
                                   ================================
Taxable equivalent adjustment                    $  5,675
                                   ================================

(1) The yield on tax exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.

(2) Nonaccrual loans and loans held for sale have been included in the average balances.

(3) Interest income includes net loan fees.

TABLE 3: RATE/VOLUME ANALYSIS(1)

                                                          1999 COMPARED TO 1998                     1998 COMPARED TO 1997
                                                        INCREASE (DECREASE) DUE TO                INCREASE (DECREASE) DUE TO
                                                   ------------------------------------------------------------------------------
                                                    VOLUME         RATE          NET          VOLUME         RATE          NET
                                                   ------------------------------------------------------------------------------
                                                                                   (IN THOUSANDS)
Interest income:
Loans(2)                                           $ 44,304      $(21,283)     $ 23,021      $ 24,921      $(15,158)     $  9,763
Investment securities:
  Taxable                                             6,356       (11,160)       (4,804)      (15,170)         (524)      (15,694)
  Tax-exempt(2)                                      19,783          (610)       19,173         4,127        (1,025)        3,102
Interest-bearing deposits in other financial
  institutions                                       (1,116)         (109)       (1,225)          853            47           900
Federal funds sold and securities purchased
  under agreements to resell                           (652)          204          (448)        1,062          (261)          801
                                                   ------------------------------------------------------------------------------
Total earning assets(2)                            $ 68,675      $(32,958)     $ 35,717      $ 15,793      $(16,921)     $ (1,128)
                                                   ------------------------------------------------------------------------------
Interest expense:
  Savings deposits                                 $ (1,258)     $ (4,556)     $ (5,814)     $ (1,454)     $ (1,834)     $ (3,288)
  NOW deposits                                        4,648        (2,215)        2,433         1,267          (781)          486
  Money market deposits                                (149)        7,197         7,048         4,508         2,393         6,901
  Time deposits                                     (11,870)      (23,114)      (34,984)        3,511           339         3,850
    Total interest-bearing deposits                  (8,629)      (22,688)      (31,317)        7,832           117         7,949
Federal funds purchased and securities sold
  under agreements to repurchase                     26,989          (320)       26,669        (1,094)       (1,778)       (2,872)
Other short-term borrowings                          15,515        (2,901)       12,614        (5,079)         (784)       (5,863)
Long-term debt                                         (162)          (57)         (219)            8           169           177
                                                   ------------------------------------------------------------------------------
Total interest-bearing liabilities                 $ 33,713      $(25,966)     $  7,747      $  1,667      $ (2,276)     $   (609)
                                                   ------------------------------------------------------------------------------
Net interest income(2)                             $ 34,962      $ (6,992)     $ 27,970      $ 14,126      $(14,645)     $   (519)
                                                   ==============================================================================

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

TABLE 4: INTEREST RATE SPREAD AND INTEREST MARGIN (ON A TAX-EQUIVALENT BASIS)

                                            1999 AVERAGE                          1998 AVERAGE                1997 AVERAGE
                                  --------------------------------------------------------------------------------------
                                                  % OF                                % OF
                                                 EARNING    YIELD/                   EARNING      YIELD/
                                    BALANCE      ASSETS      RATE       BALANCE      ASSETS        RATE        BALANCE
                                  --------------------------------------------------------------------------------------
                                                                     ($ IN THOUSANDS)
Earning assets                    $10,954,824    100.0%     7.56%     $10,062,182    100.0%       7.88%       $9,896,524
                                  --------------------------------------------------------------------------------------
Financed by:
  Interest-bearing funds            9,661,402     88.2%     4.33%       8,791,375     87.4%       4.68%        8,695,050
  Noninterest-bearing funds         1,293,422     11.8%                 1,270,807     12.6%                    1,201,474
                                  --------------------------------------------------------------------------------------
Total funds sources               $10,954,824    100.0%     3.82%     $10,062,182    100.0%       4.09%       $9,896,524
                                  ======================================================================================
Interest rate spread                                        3.23%                                 3.20%
Contribution from net free funds                             .51%                                  .59%
                                                            -----                                 -----
Net interest margin                                         3.74%                                 3.79%
                                  ======================================================================================
Average prime rate*                                         8.00%                                 8.35%
Average fed funds rate*                                     4.95%                                 5.36%
Average spread                                              305BP                                 299BP
                                  ======================================================================================

                                    1997 AVERAGE
                                  ---------------------
                                   % OF
                                  EARNING      YIELD/
                                  ASSETS        RATE
                                  ---------------------
                                    ($ IN THOUSANDS)
Earning assets                    100.0%       8.02%
                                  ---------------------
Financed by:
  Interest-bearing funds           87.9%       4.73%
  Noninterest-bearing funds        12.1%
                                  ---------------------
Total funds sources               100.0%       4.16%
                                  =====================
Interest rate spread                           3.29%
Contribution from net free funds                .57%
                                               -----
Net interest margin                            3.86%
                                  =====================
Average prime rate*                            8.44%
Average fed funds rate*                        5.46%
Average spread                                 298BP
                                  =====================

* Source: Bloomberg

TABLE 5:  SELECTED AVERAGE BALANCES

                                                                       PERCENT    1999 AS % OF    1998 AS % OF
                                            1999           1998        CHANGE     TOTAL ASSETS    TOTAL ASSETS
                                         ---------------------------------------------------------------------
                                                                   ($ IN THOUSANDS)
ASSETS
Loans                                    $ 7,801,435    $ 7,255,850       7.5%        66.7%           68.3%
Investment securities
  Taxable                                  2,597,116      2,500,470       3.9         22.2            23.5
  Tax-exempt                                 522,163        237,086     120.2          4.4             2.2
Interest-bearing deposits in other
  financial institutions                       9,083         31,283     (71.0)         0.1             0.3
Federal funds sold and securities
  purchased under agreements to
  resell                                      25,027         37,493     (33.2)         0.2             0.4
                                         ---------------------------------------------------------------------
  Total earning assets                    10,954,824     10,062,182       8.9         93.6            94.7
Other assets                                 743,280        566,513      31.2          6.4             5.3
                                         ---------------------------------------------------------------------
  Total assets                           $11,698,104    $10,628,695      10.1%       100.0%          100.0%
                                         =====================================================================
LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing deposits                $ 7,627,965    $ 7,586,215       0.6%        65.2%           71.4%
Short-term borrowings                      2,008,793      1,178,105      70.5         17.2            11.1
Long-term debt                                24,644         27,055      (8.9)         0.2             0.2
                                         ---------------------------------------------------------------------
  Total interest-bearing liabilities       9,661,402      8,791,375       9.9         82.6            82.7
Demand deposits                            1,003,687        844,486      18.9          8.6             7.9
Accrued expenses and other
  liabilities                                118,933        136,409     (12.8)         1.0             1.3
Stockholders' equity                         914,082        856,425       6.7          7.8             8.1
                                         ---------------------------------------------------------------------
  Total liabilities and stockholders'
     equity                              $11,698,104    $10,628,695      10.1%       100.0%          100.0%
                                         =====================================================================

PROVISION FOR LOAN LOSSES

The provision for loan losses ("PFLL") in 1999 was $19.2 million. In comparison, the PFLL for 1998 was $14.7 million, and $14.9 million for 1997, excluding the $16.8 million additional provision to conform FFC with the policies, practices, and procedures of the Corporation. The PFLL is a function of the methodology used to determine the adequacy of the allowance for loan losses. The ratio of the allowance for loan losses to total loans was 1.35%, down slightly from 1.37% at December 31, 1998, and up from 1.31% at December 31, 1997. See additional discussion under section, "Allowance for Loan Losses."

NONINTEREST INCOME

Noninterest income ("NII") was $165.9 million for 1999, $2.0 million or 1.2% lower than 1998. As a percent of total revenue (net interest income plus noninterest income), NII declined to 29.5% in 1999, compared to 30.9% in 1998. The primary component impacting this decline was mortgage banking income, which decreased $15.7 million in 1999, as discussed below. Gains on the sale of assets and investment securities were $6.0 million lower than the $14.0 million recorded in 1998. Excluding mortgage banking income and gains on asset and investment securities sales, NII increased by $19.7 million or 18.2% in 1999, of which the acquisitions contributed approximately $3.4 million.

TABLE 6: NONINTEREST INCOME

                                                                                         % CHANGE
                                                                                        FROM PRIOR
                                                     YEARS ENDED DECEMBER 31,              YEAR
                                                 ----------------------------------------------------
                                                   1999        1998        1997      1999       1998
                                                 --------    --------    --------    -----      -----
                                                                   ($ IN THOUSANDS)
Trust service fees                               $ 37,996    $ 33,328    $ 28,764     14.0%      15.9%
Service charges on deposit accounts                29,584      27,464      27,909      7.7       (1.6)
Mortgage banking income                            30,417      46,105      25,685    (34.0)      79.5
Credit card and other nondeposit fees              20,763      17,514      15,728     18.6       11.4
Retail commission income                           18,372      14,823      15,444     23.9       (4.0)
Asset sale gains, net                               4,977       7,166         852    (30.5)     741.1
Other                                              20,771      14,697      13,248     41.3       10.9
                                                 ----------------------------------------------------
  Subtotal                                        162,880     161,097     127,630      1.1%      26.2%
Investment securities gains, net *                  3,026       6,831       2,514    (55.7)     171.7
Merger, integration, and other one-time
  charges                                              --          --     (35,290)      --        N/M
  Total noninterest income                       $165,906    $167,928    $ 94,854     (1.2)%     77.0%
                                                 ====================================================
Subtotal, excluding asset sale gains             $157,903    $153,931    $126,778     2.6%       21.4%
Subtotal, excluding asset sale gains and
  mortgage banking income                         127,486     107,826     101,093     18.2        6.7
                                                 ====================================================

* Excludes the $35.3 million shown on the merger, integration, and other one-time charges line.
N/M = not meaningful

Trust service fees for 1999 were $38.0 million, a $4.7 million or 14.0% increase over last year. The increase was a function of continued improvement in trust business volume and growth in assets under management. Trust assets under management totaled $5.2 billion and $4.9 billion at December 31, 1999 and 1998, respectively.

Service charges on deposits were $29.6 million, $2.1 million higher than 1998 due to mid-year increases and changes in NSF and other service charges, and initiatives to reduce the volume of service charges waived.

Mortgage banking income consists of servicing fees, the gain or loss on sale of mortgage loans to the secondary market, and production-related revenue (origination, underwriting, and escrow waiver fees). Mortgage banking income was $30.4 million in 1999, a decrease of $15.7 million or 34.0% from 1998. The decrease was driven primarily by a 46% drop in secondary mortgage loan production (particularly refinancing activity) in response to the rising interest rate environment in 1999 compared to 1998. The lower production levels adversely impacted gains on sales of mortgages (down $13.1 million or 54%) and volume related fees (down $2.3 million or 36%). Despite an increase in the portfolio of loans serviced for others ($5.6 billion at December 31, 1999, up 6.8% from $5.2 billion at year-end 1998), servicing fees decreased $0.3 million between the years, as the mix of the servicing portfolio has changed and higher servicing spread business has paid off during 1999.

Credit card and other nondeposit fees were $20.8 million for 1999, an increase of $3.2 million or 18.6% over 1998. Credit cards and home equity line fees accounted for $2.7 million of the increase, attributable in part to higher merchant processing revenue.

Retail commission income (which includes commissions from insurance and brokerage product sales) was up $3.5 million or 23.9% due to a stronger stock market environment in 1999 compared to 1998 and growth in annuity sales. The majority of the increase ($2.2 million) was attributable to brokerage product sales.

Asset sale gains for 1999 were $5.0 million, of which $4.6 million was attributable to the net premium on deposits on three branches sold. Asset sale gains in 1998 of $7.2 million included a $2.8 million gain on the sale of a branch building in Illinois and a $3.0 million gain on the sale of an affinity credit card portfolio.

Other NII was $20.8 million for 1999, up $6.1 million from 1998, primarily attributable to BOLI income, which increased $8.3 million to $9.5 million in 1999. The Corporation made a $100 million investment in BOLI in October 1998 and an additional $100 million investment in May 1999.

Investment securities gains for 1999 were $3.0 million, primarily due to a $3.6 million gain on the sale of a certain agency security further described in Note 5 of the notes to consolidated financial statements. Investment securities gains for 1998 were $6.8 million, of which $5.1 million was related to certain zero-coupon bond related transactions, further described under section "Interest Rate Risk" and Note 15 of the notes to consolidated financial statements.

NONINTEREST EXPENSE

Total noninterest expense ("NIE") for 1999 was $305.1 million, a $10.1 million or 3.4% increase over 1998 NIE. Citizens and the 1999 acquisitions added approximately $16.7 million to NIE. The amortization of mortgage servicing rights ("MSRs"), decreased $12.2 million, principally due to lower valuation reserves during 1999. Excluding the acquisitions and the amortization of MSRs, NIE increased $5.6 million or 2.0% over 1998.

TABLE 7: NONINTEREST EXPENSE

                                                                                        % CHANGE
                                                                                       FROM PRIOR
                                                      YEARS ENDED DECEMBER 31,            YEAR
                                                  -------------------------------------------------
                                                    1999        1998        1997     1999     1998
                                                  --------    --------    --------   -----    -----
                                                                  ($ IN THOUSANDS)
Salaries and employee benefits                    $151,644    $148,490    $134,319     2.1%    10.6%
Occupancy                                           22,576      20,205      19,873    11.7      1.7
Equipment                                           15,987      13,250      12,600    20.7      5.2
Data processing                                     21,695      18,714      16,928    15.9     10.6
Business development and advertising                11,919      13,177      15,936    (9.5)   (17.3)
Stationery and supplies                              8,110       6,858       5,532    18.3     24.0
FDIC expense                                         3,313       3,267       3,284     1.4     (0.5)
Professional fees                                    7,117       9,709       6,294   (26.7)    54.3
Other                                               62,731      61,292      56,812     2.3      7.9
                                                  -------------------------------------------------
Total noninterest expense (operating)              305,092     294,962     271,578     3.4      8.6
Merger, integration, and other one-time
  charges                                               --          --      51,622      --      N/M
                                                  -------------------------------------------------
     Total noninterest expense                    $305,092    $294,962    $323,200     3.4%    (8.7)%
                                                  =================================================

N/M = not meaningful

Salaries and employee benefits increased $3.2 million or 2.1% over 1998, and represented 49.7% of total NIE in 1999 compared to 50.3% in 1998. Salary expense increased $5.5 million or 4.6% in 1999, principally due to the acquisitions and base merit increases between the years. Fringe benefits decreased $2.3 million in 1999, the net result of a $7.7 million reduction in profit sharing expense offset in part by rising costs of health, dental, life, and other fringe benefits (up $5.4 million or 25.6%). Full-time equivalent employees ("FTEs") from year-end 1998 to 1999 included the addition of 294 FTEs from acquisitions. Despite this, total FTEs of 3,966 at year-end 1999 were essentially the same as the 3,965 FTEs at December 31, 1998. FTEs were reduced throughout the year primarily in operational areas as centralization of processes and other operational-related synergies were achieved.

The 1999 acquisitions added a total of $8.1 million to non-personnel related NIE categories. In addition, occupancy expense was impacted by higher costs of contract help and rent, equipment expenses rose due to computer upgrades, and data processing costs increased due to higher processing volumes and expenses associated with Year 2000 and internet software. Stationery and supplies also experienced increases largely due to acquisition-related stationery and office supplies costs.

Business development and advertising declined $1.3 million in 1999 compared to 1998 as a result of a corporate objective to closely manage these costs. Professional fees were also lower, down $2.6 million over 1998, due principally to the completion of Year 2000 consultant work.

MSR amortization (which includes the amortization of the MSR asset and increases or decreases to the valuation allowance associated with the MSR asset) is included in other noninterest expense. MSR amortization decreased by $12.2 million between 1999 and 1998, predominantly driven by the valuation adjustment (see Note 7 of the notes to consolidated financial statements). This decrease was offset by increases in loan expenses (especially in credit cards and home equity lines as volume in these lines has grown), office expense, intangible amortization, and losses other than loans. The 1999 acquisitions accounted for $4.3 million of the increase in other expense.

INCOME TAXES

Income tax expense for 1999 was $72.4 million, down $3.6 million from 1998 income tax expense of $75.9 million. The Corporation's effective tax rate (income tax expense divided by income before taxes) was 30.5% in 1999 compared to 32.6% in 1998. This decrease is primarily the result of the tax benefit of increased municipal securities and BOLI revenue, and the utilization of tax loss carryforwards.

BALANCE SHEET ANALYSIS

LOANS

Total loans, including loans held for sale, increased by $932 million, or 12.5%, to $8.4 billion at the end of 1999, with the acquisitions accounting for $412 million of the loan growth. Commercial, financial, and agricultural lending grew by $450 million and commercial real estate (a component of real estate mortgage loans) grew by $519 million. Combined, these commercial loan categories increased $969 million, or 41.3%, to $3.3 billion and represented 40% of total loans at the end of 1999, up from 32% at year-end 1998. Increasing the mix of commercial lending was a strategic initiative of 1999.

TABLE 8: LOAN COMPOSITION

                                                         AS OF DECEMBER 31,
                            ----------------------------------------------------------------------------
                                   1999                  1998                  1997              1996
                            ----------------------------------------------------------------------------
                                         % OF                  % OF                  % OF
                              AMOUNT     TOTAL      AMOUNT     TOTAL      AMOUNT     TOTAL      AMOUNT
                            ----------------------------------------------------------------------------
                                                          ($ IN THOUSANDS)
Commercial, financial, and
  agricultural              $1,412,338     17%    $  962,208     13%    $  986,839     14%    $  841,145
Real estate--construction      560,450      7        461,157      6        335,978      5        235,478
Real estate--mortgage        5,613,780     67      5,244,440     71      5,056,238     70      4,796,457
Installment loans to
  individuals                  760,106      9        750,831     10        793,424     11        813,875
Lease financing                 23,229     --         19,231     --         14,072     --         10,449
                            ----------------------------------------------------------------------------
Total loans (including
  loans held for sale)      $8,369,903    100%    $7,437,867    100%    $7,186,551    100%    $6,697,404
                            ============================================================================

                                AS OF DECEMBER 31,
                            ---------------------------
                            1996            1995
                            ---------------------------
                            % OF                  % OF
                            TOTAL      AMOUNT     TOTAL
                            ---------------------------
                                 ($ IN THOUSANDS)
Commercial, financial, and
  agricultural                13%    $  801,004    13%
Real estate--construction      3        217,223      3
Real estate--mortgage         72      4,569,362     71
Installment loans to
  individuals                 12        821,351     13
Lease financing               --          9,743     --
                            ---------------------------
Total loans (including
  loans held for sale)       100%    $6,418,683   100%
                            ===========================

Real estate-mortgage loans totaled $5.6 billion at the end of 1999 and $5.2 billion at the end of 1998. Loans in this classification in 1999 include two broad loan types: (1) commercial real estate (discussed below) and (2) residential real estate, which consists of conventional home mortgages, home equity lines, second mortgages, and mortgage loans held for sale. Residential real estate loans generally limit the maximum loan to 75%-80% of collateral value. Residential real estate loans were $3.7 billion at December 31, 1999, down $150 million or 3.9% compared to last year. Mortgage loans held for sale decreased by $153 million, to $12 million at year-end 1999, a function of a 46% drop in secondary mortgage loan production (particularly refinancing activity) in response to the rising rate environment in 1999 compared to 1998. The home equity line grew by $77 million, or 23.1%, to $409 million in 1999, in response to promotional efforts in 1999. Other residential real estate loans were down by $74 million.

Commercial real estate (included in the real estate-mortgage classification in Table 8) includes loans secured by farmland, multifamily properties, and nonfarm/nonresidential real estate properties. Commercial real estate totaled $1.9 billion at December 31, 1999, up $519 million or 37.5% over last year and comprised 23% of total loans outstanding versus 19% at year-end 1998. Commercial real estate loans involve borrower characteristics similar to those discussed below for commercial loans and real estate-construction projects. Loans of this type are mainly for business and industrial properties, multi-family properties, community purpose properties, and similar properties. Loans are primarily made to borrowers in Wisconsin, Illinois, and Minnesota. Credit risk is managed in a similar manner to commercial loans and real estate construction by employing sound underwriting guidelines, lending to borrowers in known markets and businesses, and formally reviewing the borrower's financial soundness and relationship on an ongoing basis.

Commercial, financial, and agricultural loans were $1.4 billion at the end of 1999, up $450 million or 46.8% since year-end 1998, and comprised 17% of total loans outstanding, up from 13% at the end of 1998. Acquisitions accounted for approximately $315 million of the increase since year-end 1998. The commercial, financial, and agricultural loan classification primarily consists of commercial loans to middle market companies and small businesses. Loans of this type are in a broad range of industries. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower's operations. Within commercial, financial, and agricultural classification at December 31, 1999, loans to finance agricultural production total $23.1 million or 0.3% of total loans.

Real estate construction loans grew $99 million or 21.5% to $560 million, representing 7% of the total loan portfolio at the end of 1999, compared to $461 million or 6% at the end of 1998. Loans in this classification are primarily short-term interim loans that provide financing for the acquisition or development of commercial real estate, such as multi-family or other commercial development projects. Real estate construction loans are made to developers and project managers who are well known to the Corporation, have prior successful project experience, and are well capitalized. Projects undertaken by these developers are carefully reviewed by the Corporation to ensure that they are economically viable. Loans of this type are primarily made in the Corporation's tri-state market in which the Corporation has a thorough knowledge of the local market economy. The credit risk associated with real estate construction loans is generally confined to specific geographic areas. The Corporation controls the credit risk on these types of loans by making loans in familiar markets to developers, underwriting the loans to meet the requirements of institutional investors in the secondary market, reviewing the merits of individual projects, controlling loan structure, and monitoring project progress and construction advances.

TABLE 9: LOAN MATURITY DISTRIBUTION AND INTEREST RATE SENSITIVITY (1)

                                                                         MATURITY (2)
                                                 -------------------------------------------------------------
              DECEMBER 31, 1999                  WITHIN 1 YEAR    1-5 YEARS    AFTER 5 YEARS        TOTAL
              -----------------                  -------------    ---------    -------------    --------------
                                                                     ($ IN THOUSANDS)
Commercial, financial, and agricultural           $  994,007      $358,168        $60,163       $1,412,338
Real estate-construction                             316,410       204,735         39,305          560,450
                                                 -------------------------------------------------------------
     Total                                        $1,310,417      $562,903        $99,468       $1,972,788
                                                 =============================================================
Fixed rate                                        $  411,521      $490,883        $81,559       $  983,963
Floating or adjustable rate                          898,896        72,020         17,909          988,825
                                                 -------------------------------------------------------------
     Total                                        $1,310,417      $562,903        $99,468       $1,972,788
                                                 =============================================================
Percent                                                   66%           29%             5%             100%

(1) Based upon scheduled principal repayments.
(2) Demand loans, past due loans, and overdrafts are reported in the "Within 1 Year" category.

Installment loans to individuals totaled $760 million, up $9 million or 1% compared to 1998. Installment loans include short-term installment loans, direct and indirect automobile loans, recreational vehicle loans, credit card loans, student loans, and other personal loans. Individual borrowers may be required to provide related collateral or a satisfactory endorsement or guaranty from another person, depending on the specific type of loan and the creditworthiness of the borrower. Credit risk for these types of loans is generally greatly influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers as well as taking appropriate collateral and guaranty positions on such loans.

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

Factors that are critical to managing overall credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, early identification of potential problems, an adequate allowance for loan losses, and sound nonaccrual and charge-off policies.

The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 1999, no concentrations existed in the Corporation's portfolio in excess of 10% of total loans (excluding loans held for sale) or $836 million.

ALLOWANCE FOR LOAN LOSSES

The investment and loan portfolios are the Corporation's primary interest earning assets. While the investment portfolio is structured with minimum credit exposure to the Corporation, the loan portfolio is the primary asset subject to credit risk. Credit risk is controlled and monitored through the use of lending standards, thorough review of potential borrowers, and ongoing review of loan payment performance. Active asset quality administration, including early problem loan identification and timely resolution of problems, further ensures appropriate management of credit risk and minimization of loan losses. Credit risk management for each loan type is discussed briefly in the section entitled "Loans."

At December 31, 1999, the allowance for loan losses ("AFLL") was $113.2 million, compared to $99.7 million last year. Of this $13.5 million increase, $8.0 million of AFLL was acquired in the 1999 purchase acquisitions. The loan portfolios of the acquired entities were predominantly comprised of commercial loans. As of year-end 1999, the AFLL to total loans was 1.35% and covered 307% of nonperforming loans, compared to 1.37% and 185%, respectively, at December 31, 1998. Tables 10 and 11 provide additional information regarding activity in the AFLL.

TABLE 10: LOAN LOSS EXPERIENCE

                                                                 YEARS ENDED DECEMBER 31,
                                               ------------------------------------------------------------
                                                 1999         1998         1997         1996         1995
                                               --------      -------      -------      -------      -------
                                                                     ($ IN THOUSANDS)
AFLL at beginning of year                      $ 99,677      $92,731      $71,767      $68,560      $65,774
Balance related to acquisitions                   8,016        3,636          728        3,511           --
Provision for loan losses (PFLL)                 19,243       14,740       31,668       13,695       14,029
Loans charged off:
  Commercial, financial, and agricultural         2,222        3,533        1,327        2,916        3,356
  Real estate - construction                         --          202          600          193          191
  Real estate - mortgage                          3,472        3,256        3,222        2,813        3,099
  Installment loans to individuals               10,925        9,839        9,900       11,693        9,221
  Lease financing                                     2          209           --            1            5
                                               ------------------------------------------------------------
          Total loans charged off                16,621       17,039       15,049       17,616       15,872
Recoveries of loans previously charged off:
  Commercial, financial, and agricultural           726        2,384          513        1,255        1,856
  Real estate - construction                          1           --           --            3           70
  Real estate - mortgage                            655        1,582        1,312          837          931
  Installment loans to individuals                1,464        1,641        1,792        1,514        1,764
  Lease financing                                    35            2           --            8            8
                                               ------------------------------------------------------------
          Total recoveries                        2,881        5,609        3,617        3,617        4,629
                                               ------------------------------------------------------------
Net loans charged off (NCOs)                     13,740       11,430       11,432       13,999       11,243
                                               ------------------------------------------------------------
AFLL, at end of year                           $113,196      $99,677      $92,731      $71,767      $68,560
                                               ============================================================
Ratio of AFLL to NCOs                               8.2          8.7          8.1          5.1          6.1
Ratio of NCOs to average loans outstanding         .18%         .16%         .16%         .21%         .18%
Ratio of AFLL to total loans at end of
  period                                          1.35%        1.37%        1.31%        1.08%        1.12%
                                               ============================================================

The AFLL represents management's estimate of an amount adequate to provide for losses inherent in the loan portfolio. Management's evaluation of the adequacy of the AFLL is based on management's ongoing review and grading of the loan portfolio, consideration of past loan loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, current economic conditions, the fair value of underlying collateral, and other factors which could affect credit losses, such as Year 2000 issues related to significant borrowers.

In general, the change in the AFLL is a function of a number of factors. First, total loan growth from year-end 1998 to 1999 was up 9.3%, excluding the 1999 purchase acquisitions. The growth was strongest in the commercial portfolio (particularly commercial real estate; commercial, financial, and agricultural loans; and construction loans), up 24.5% net of the 1999 purchase acquisitions. This segment of the loan portfolio carries greater inherent credit risk (described under section "Loans"). Net charge-offs have increased, up $2.3 million to $13.7 million for 1999 versus $11.4 million for 1998, primarily from 1999 recoveries being $2.7 million lower than 1998.

The allocation of the Corporation's AFLL for the last five years is shown in Table 11. The allocation methodology applied by the Corporation, designed to assess the adequacy of the AFLL, focuses on changes in the size and character of the loan portfolio, changes in levels of impaired and other nonperforming loans, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, and historical losses on each portfolio category. The indirect risk in the form of off-balance sheet unfunded commitments is also taken into consideration. Management continues to target and maintain the AFLL equal to the allocation methodology plus an unallocated portion, as determined by economic conditions and emerging systemic factors on the Corporation's borrowers. For both 1999 and 1998, estimation methods and assumptions included consideration of Year 2000 issues on significant customers. Management allocates AFLL for credit losses by pools of risk. The business loan (commercial real estate; commercial, financial, and agricultural; leases; and real estate construction) allocation is based on a quarterly review of individual loans, loan types, and industries. The retail loan (residential mortgage, home equity, and installment) allocation is based on analysis of historical delinquency and charge-off statistics and trends. Minimum loss factors used by the Corporation for criticized loan categories are consistent with regulatory agencies. Loss factors for non-criticized loan categories are based primarily on historical loan loss experience and peer group statistics. The mechanism used to address differences between estimated and actual loan loss experience includes review of recent nonperforming loan trends, underwriting trends, and external factors.

The allocation methods used for December 31, 1999 and 1998 were generally comparable. For 1999 compared to 1998, the allocation for credit card loans was reduced based on delinquencies and charge-offs trending below national averages and the maturation of the portfolio, which indicated lower risk of loss, and the allocation factor for commercial real estate loans (included in real estate-mortgage) was increased given the increased risk associated with a rising interest rate environment on this loan category. For 1998 compared to 1997, increases were made to the AFLL allocation for credit card and mobile homes based upon a higher risk profile than other consumer loan categories, and increases in commercial categories were made given the growth in these loan segments and consideration of Year 2000 issues on significant customers.

Management believes the AFLL to be adequate at December 31, 1999. While management uses available information to recognize losses on loans, future adjustments to the AFLL may be necessary based on changes in economic conditions and the impact of such change on the Corporation's borrowers. As an integral part of their examination process, various regulatory agencies also review the AFLL. Such agencies may require that changes in the AFLL be recognized when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

TABLE 11: ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                                   AS OF DECEMBER 31,
                                                  ----------------------------------------------------
                                                    1999       1998       1997       1996       1995
                                                  --------    -------    -------    -------    -------
                                                                     (IN THOUSANDS)
Commercial, financial, and agricultural           $ 31,648    $25,385    $33,682    $27,943    $22,753
Real estate - construction                           5,605      3,369      2,016      1,047        929
Real estate - mortgage                              50,267     40,216     30,360     19,116     22,331
Installment loans to individuals                    14,904     16,924     16,870     16,239     14,848
Lease financing                                        184        426        493        530        460
Unallocated                                         10,588     13,357      9,310      6,892      7,239
                                                  ----------------------------------------------------
     Total AFLL                                   $113,196    $99,677    $92,731    $71,767    $68,560
                                                  ====================================================

The PFLL in 1999 was $19.2 million. In comparison, the PFLL for 1998 was $14.7 million and $14.9 million in 1997, excluding the $16.8 million additional provision ("additional provision") to conform FFC with the policies, practices, and procedures of the Corporation.

Net charge-offs were $13.7 million or 0.18% of average loans for 1999, and were $11.4 million or 0.16% of average loans for both 1998 and 1997. The $2.3 million increase in net charge-offs was primarily driven by 1999 recoveries being lower than 1998 recoveries. Gross charge-offs were down $0.4 million between 1999 and 1998, and gross recoveries were down by $2.7 million, primarily due to a large recovery on a commercial customer in 1998. Loans charged off are subject to continuous review and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses.

NONPERFORMING LOANS, POTENTIAL PROBLEM LOANS, AND OTHER REAL ESTATE OWNED

Management is committed to an aggressive nonaccrual and problem loan identification philosophy. This philosophy is embodied through the ongoing monitoring and reviewing of all pools of risk in the loan portfolio to ensure that all problem loans are identified quickly and the risk of loss is minimized.

Nonperforming loans are defined as nonaccrual loans, loans 90 days or more past due but still accruing, and restructured loans. The Corporation specifically excludes from its definition of nonperforming loans student loan balances that are 90 days or more past due and still accruing and that have contractual government guarantees as to collection of principal and interest. Such past due student loans were approximately $17 million and $13 million at December 31, 1999 and 1998, respectively.

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

TABLE 12: NONPERFORMING LOANS AND OTHER REAL ESTATE OWNED

                                                                      DECEMBER 31,
                                               -----------------------------------------------------------
                                                1999         1998         1997         1996         1995
                                               -------      -------      -------      -------      -------
                                                                    ($ IN THOUSANDS)
Nonaccrual loans                               $32,076      $48,150      $32,415      $32,287      $28,787
Accruing loans past due 90 days or more          4,690        5,252        1,324        1,801        1,320
Restructured loans                                 148          485          558          534        1,704
Total nonperforming loans                      $36,914      $53,887      $34,297      $34,622      $31,811
                                               ===========================================================
Other real estate owned                        $ 3,740      $ 6,025      $ 2,067      $ 1,939      $ 4,852
                                               ===========================================================
Ratio of nonperforming loans to total loans
  at period end                                    .44%         .74%         .48%         .52%         .50%
Ratio of the AFLL to nonperforming loans at
  period end                                     306.6%       185.0%       270.4%       207.3%       215.5%
                                               ===========================================================

Nonperforming loans at December 31, 1999, were $36.9 million, a decrease of $17.0 million from December 31, 1998. The ratio of nonperforming loans to total loans at the end of 1999 was .44%, as compared to .74% and .48% at December 31, 1998 and 1997, respectively. Nonaccrual loans account for $16.1 million of the decrease in nonperforming loans. Commercial nonaccrual loans (representing approximately 52% of nonaccrual loans at year-end 1999) declined $5.3 million, predominantly due to a $4.0 million commercial property that was in nonaccrual loans at year end 1998 but was moved to other real estate owned in early 1999 and subsequently sold before year-end 1999. The remaining reduction in nonaccrual loans was due to residential mortgage nonaccruals which decreased $10.3 million compared to 1998. The Corporation's AFLL to nonperforming loans was 306% at year-end 1999, up from 185% and 270% at year-ends 1998 and 1997, respectively.

The following table shows, for those loans accounted for on a nonaccrual basis and restructured loans for the years ended as indicated, the gross interest that would have been recorded if the loans had been current in accordance with their original terms and the amount of interest income that was included in interest income for the period.

TABLE 13: FOREGONE LOAN INTEREST

                                                                    YEARS ENDED DECEMBER 31,
                                                                ---------------------------------
                                                                 1999         1998         1997
                                                                -------      -------      -------
                                                                         (IN THOUSANDS)
Interest income in accordance with original terms               $ 3,074      $ 5,046      $ 2,332
Interest income recognized                                       (1,637)      (2,884)      (1,215)
                                                                ---------------------------------
Reduction in interest income                                    $ 1,437      $ 2,162      $ 1,117
                                                                ---------------------------------
                                                                ---------------------------------

Potential problem loans are loans where there are doubts as to the ability of the borrower to comply with present repayment terms. The decision of management to place loans in this category does not necessarily indicate that the Corporation expects losses to occur, but that management recognizes that a higher degree of risk is associated with these performing loans.

At December 31, 1999, potential problem loans totaled $74.7 million. The loans that have been reported as potential problem loans are not concentrated in a particular industry, but rather cover a diverse range of businesses. Management does not presently expect significant losses from credits in the potential problem loan category.

Other real estate owned ("OREO") decreased to $3.7 million at December 31, 1999, compared to $6.0 million and $2.1 million at year-ends 1998 and 1997, respectively, predominantly due to the sale of two large commercial OREO properties totaling approximately $5.0 million. Net gains on sales of OREO were $403,000, $426,000 and $509,000 for 1999, 1998, and 1997, respectively.
Management actively seeks to ensure properties held are monitored to minimize the Corporation's risk of loss.

INVESTMENT SECURITIES PORTFOLIO

The investment securities portfolio is intended to provide the Corporation with adequate liquidity, flexibility in asset/liability management, and a source of stable income. Investment securities, at amortized cost, including those held to maturity ("HTM") and available for sale ("AFS"), totaled $3.3 billion at December 31, 1999, compared to $2.9 billion at the end of 1998.

TABLE 14: INVESTMENT SECURITIES PORTFOLIO

                                                                    YEARS ENDED DECEMBER 31,
                                                             --------------------------------------
                                                                1999          1998          1997
                                                             ----------    ----------    ----------
                                                                         (IN THOUSANDS)
Investment Securities Held to Maturity (HTM):
U.S. Treasury securities                                     $       --    $       --    $      498
Federal agency securities                                        26,012        66,204       146,259
Obligations of states and political subdivisions                128,833       153,663       183,286
Mortgage-related securities                                     204,725       262,111       361,298
Other securities (debt)                                          54,467        68,797        81,183
                                                             --------------------------------------
     Total amortized cost                                    $  414,037    $  550,775    $  772,524
                                                             ======================================
     Total fair market value                                 $  413,107    $  562,940    $  782,240
                                                             ======================================
Investment Securities Available for Sale (AFS):
U.S. Treasury securities                                     $   47,092    $   68,488    $  109,200
Federal agency securities                                       406,275       248,697       324,708
Obligations of state and political subdivisions                 550,975       217,153        14,312
Mortgage-related securities                                   1,578,089     1,625,403     1,536,134
Other securities (debt and equity)                              319,176       160,499       142,081
                                                             --------------------------------------
     Total amortized cost                                    $2,901,607    $2,320,240    $2,126,435
                                                             ======================================
     Total fair market value                                 $2,841,498    $2,356,960    $2,167,694
                                                             ======================================

At December 31, 1999 and 1998, mortgage-related securities represented 53.8% and 65.7%, respectively, of total investment securities, based on amortized cost. Mortgage-related securities are subject to inherent risks based upon the future performance of the underlying collateral (i.e. mortgage loans) for these securities. Among these risks are prepayment risk and interest rate risk. Should general interest rate levels decline, the mortgage-related securities portfolio would be subject to 1) prepayments as borrowers typically would seek to obtain financing at lower rates, 2) a decline in interest income received on adjustable-rate issuances, and 3) an increase in the fair value of fixed rate issuances. Conversely, should general interest rate levels increase (such as seen in the 1999 environment compared to 1998), the mortgage-related securities portfolio would be subject to 1) a longer term to maturity as borrowers would be less likely to prepay their loans, 2) an increase in interest income received on adjustable rate issuances, 3) a decline in the fair value of fixed rate issuances, and 4) a decline in fair value of adjustable rate issuances to an extent dependent upon the level of interest rate increases, the time period to the next interest rate repricing date for the individual security, and the applicable periodic (annual and/or lifetime) cap which could limit the degree to which the individual security could reprice within a given time period.

The mortgage-related security portfolio includes both U.S. Government agency issuances and nonagency issuances. Unlike U.S. Government agency issued mortgage-related securities, which include a guarantee of principal and interest payments on the underlying collateral, nonagency securities are generally structured with a senior ownership position and subordinate ownership position(s) providing credit support for the senior position. The structure of nonagency mortgage-related securities may expose the Corporation to credit risk in addition to interest rate risk and prepayment risk as discussed above. Nonagency mortgage-related securities AFS were $70.0 million and $102.7 million at December 31, 1999 and 1998, respectively. Management monitors the major factors affecting the performance of nonagency mortgage-related securities including, 1) delinquencies, foreclosures, repossessions, and recoveries relative to the underlying mortgage loans collateralizing each security, 2) the level of available subordination or other credit enhancements, 3) the competence of the servicer of the underlying mortgage portfolio, and 4) the rating assigned to each security by independent national rating agencies.

Concurrent with the consummation of the FFC merger in 1997, the Corporation transferred all nonagency mortgage-related securities and an agency security, with a combined amortized cost of $251.9 million, from securities HTM to securities AFS. These mortgage-related securities were transferred to maintain the existing interest rate risk position and credit risk policy of the Corporation.

Concurrent with the transfer in 1997, the Corporation recorded a $32.5 million pre-tax charge to earnings relative to one agency security with an amortized cost of $130.6 million. Management recorded this other than temporary impairment of value in 1997. During 1999, the Corporation sold approximately one-third of the agency security for a $3.6 million gain. This security is complex, comprised of multiple cash flows predominated by an inverse floater tied to LIBOR, for which stress tests indicate that the cash flows are volatile in higher interest rate environments. Management continues to monitor and manage the risk exposure of this security.

Additionally, in 1997 the Corporation recorded a $2.8 million pre-tax charge on other mortgage-related securities that were transferred to available for sale, with an amortized cost of $18.9 million, to reflect an other than temporary impairment of value. These securities were subsequently sold with no additional loss in January 1998.

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

Tax exempt securities grew to represent 20.5% of total securities based on amortized cost, compared to 12.9% at year-end 1998. The steepness of the municipal bond yield curve in 1999, combined with tax advantages, made the tax-exempt investments more attractive relative to other similar duration securities.

The aggregate market value of total securities was approximately $3.25 billion (100.0% of carrying value) and $2.92 billion (100.4% of carrying value) at December 31, 1999 and 1998, respectively.

At December 31, 1999, the Corporation's securities portfolio did not contain securities, other than U.S. Treasury and federal agencies, of any single issuer that were payable from and secured by the same source of revenue or taxing authority where the aggregate book value of such securities exceeded 10% of stockholders' equity or $91.0 million.

TABLE 15: INVESTMENT SECURITIES PORTFOLIO MATURITY DISTRIBUTION (1) DECEMBER 31, 1999

                        INVESTMENT SECURITIES HELD TO MATURITY - MATURITY DISTRIBUTION AND WEIGHTED AVERAGE YIELD
                        ----------------------------------------------------------------------------------------
                                             AFTER ONE         AFTER FIVE                          MORTGAGE-
                            WITHIN           BUT WITHIN        BUT WITHIN          AFTER            RELATED
                           ONE YEAR          FIVE YEARS         TEN YEARS        TEN YEARS         SECURITIES
                        ----------------------------------------------------------------------------------------
                        AMOUNT    YIELD    AMOUNT    YIELD   AMOUNT    YIELD   AMOUNT   YIELD    AMOUNT    YIELD
                        ----------------------------------------------------------------------------------------
                                                            ($ IN THOUSANDS)
Federal agency
  securities            $ 1,002   5.24%   $ 25,010   6.64%   $    --     --     $ --       --   $     --     --
Obligations of states
  and
  political
  subdivisions           15,243   7.86%     89,092   7.26%    24,398   7.14%     100    11.36%        --     --
Other securities (debt)   3,403   6.62%     49,504   6.83%     1,560   6.45%      --       --         --     --
Mortgage-related
  securities                 --     --          --     --         --     --       --       --    204,725   7.04%
                        ----------------------------------------------------------------------------------------
Total amortized cost    $19,648   7.51%   $163,606   7.03%   $25,958   7.10%    $100    11.36%  $204,725   7.04%
                        ========================================================================================
Total fair value        $19,733           $163,327           $25,704            $115            $204,228
                        ========================================================================================

                       INVESTMENT SECURITIES HELD TO MATURITY - MATURITY DISTRIBUTION AND WEIGHTED AVERAGE YIELD
                         ---------------------------

                              TOTAL          TOTAL
                         ----------------     FAIR
                          AMOUNT    YIELD    VALUE
                         ---------------------------
                              ($ IN THOUSANDS)
Federal agency
  securities             $ 26,012   6.59%   $ 25,724
Obligations of states
  and
  political
  subdivisions            128,833   7.31%    129,041
Other securities (debt)    54,467   6.80%     54,114
Mortgage-related
  securities              204,725   7.04%    204,228
                         ---------------------------
Total amortized cost     $414,037   7.07%   $413,107
                         ===========================
Total fair value                            $413,107
                         ===========================

                        INVESTMENT SECURITIES AVAILABLE FOR SALE - MATURITY DISTRIBUTION AND WEIGHTED AVERAGE YIELD
                        ------------------------------------------------------------------------

                                             AFTER ONE          AFTER FIVE
                            WITHIN           BUT WITHIN         BUT WITHIN           AFTER
                           ONE YEAR          FIVE YEARS         TEN YEARS          TEN YEARS
                        ------------------------------------------------------------------------
                        AMOUNT    YIELD    AMOUNT    YIELD    AMOUNT    YIELD    AMOUNT    YIELD
                        ------------------------------------------------------------------------
                                                    ($ IN THOUSANDS)
U. S. Treasury
  securities            $18,667   6.14%   $ 22,450   5.64%   $  5,975   5.85%   $     --     --
Federal agency
  securities              6,071   5.48%    320,052   5.89%     79,474   5.86%        678   7.37%
Obligations of states
  and political
  subdivisions            6,907   7.02%     36,005   6.82%    271,872   6.53%    236,191   7.21%
Other securities
  (debt)                 41,589   5.15%     20,276   6.55%    163,665   6.15%         --     --
Mortgage-related
  securities                 --     --          --     --          --     --          --     --
Equity securities            --     --          --     --          --     --          --     --
                        ------------------------------------------------------------------------
Total amortized cost    $73,234   5.47%   $398,783   6.07%   $520,986   6.30%   $236,869   7.20%
                        ========================================================================
Total fair value        $72,945           $390,021           $494,310           $222,266
                        ========================================================================

                      INVESTMENT SECURITIES AVAILABLE FOR SALE - MATURITY DISTRIBUTION AND WEIGHTED AVERAGE YIELD
                        ----------------------------------------------------
                            MORTGAGE-
                             RELATED
                            AND EQUITY
                            SECURITIES             TOTAL            TOTAL
                        ---------------------------------------      FAIR
                          AMOUNT     YIELD     AMOUNT     YIELD     VALUE
                        ----------------------------------------------------
                                          ($ IN THOUSANDS)
U. S. Treasury
  securities            $       --     --    $   47,092   5.87%   $   46,670
Federal agency
  securities                    --     --       406,275   5.88%      396,316
Obligations of states
  and political
  subdivisions                  --     --       550,975   6.85%      522,299
Other securities
  (debt)                        --     --       225,530   6.00%      214,257
Mortgage-related
  securities             1,578,089   6.54%    1,578,089   6.54%    1,552,441
Equity securities           93,646   6.20%       93,646   6.20%      109,515
                        ----------------------------------------------------
Total amortized cost    $1,671,735   6.52%   $2,901,607   6.44%   $2,841,498
                        ====================================================
Total fair value        $1,661,956                                $2,841,498
                        ====================================================

(1) Expected maturities will differ from contractual maturities, as borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

(2) Yields on tax-exempt securities are computed on a tax-equivalent basis using a tax rate of 35% and have not been adjusted for certain disallowed interest deductions.

DEPOSITS

Deposits are the Corporation's largest source of funds. At December 31, 1999, deposits were $8.7 billion, up $134 million or 1.6% over last year. The 1999 acquisitions increased deposits by $489 million, while the sale of three branches in fourth quarter 1999 decreased deposits by $56 million. Thus, without these acquisitions and branch sales, deposits were down 3.5% from year-end 1998. The decline in deposits, net of acquisitions and branch sales, was a result of shifting customer preferences, primarily out of certificate of deposit accounts
(CDs), and heightened competition for deposit dollars within the financial services industry. To curb part of the decline, the Corporation increased brokered CDs by $265 million to $337 million at December 31, 1999.

On average, deposits were $8.6 billion for 1999, up $201 million or 2.4% over the average for 1998. However, excluding the impact of deposits acquired, total average deposits declined 2.0%; further excluding the increase in brokered CDs, deposits were down 3.5%. As previously mentioned under section "Net Interest Income," the decline in average deposits increased the Corporation's reliance on wholesale funding, as discussed under section "Other Funding Sources."

The distribution of average deposits for 1999, 1998, and 1997 is summarized in Table 16. A maturity distribution of certificates of deposits and other time deposits of $100,000 or more at December 31, 1999, is shown in Table 17.

TABLE 16: AVERAGE DEPOSITS DISTRIBUTION

                                              1999                   1998                    1997
                                       -------------------    -------------------    ---------------------
                                                     % OF                   % OF                    % OF
                                         AMOUNT      TOTAL      AMOUNT      TOTAL      AMOUNT       TOTAL
                                       ----------    -----    ----------    -----    ----------    -------
                                                                ($ IN THOUSANDS)
Noninterest-bearing demand deposits    $1,003,687      12%    $  844,486      10%    $  741,724        9%
Interest-bearing demand deposits          796,506       9        473,123       6        402,717        5
Savings deposits                          919,163      11        981,630      12      1,047,098       13
Money market deposits                   1,373,010      16      1,377,503      16      1,238,073       15
Brokered certificates of deposit          241,309       3        117,011       1        139,712        2
Other time deposits                     4,297,977      49      4,636,948      55      4,552,621       56
                                       -------------------------------------------------------------------
     Total deposits                    $8,631,652     100%    $8,430,701     100%    $8,121,945      100%
                                       -------------------------------------------------------------------
                                       -------------------------------------------------------------------

TABLE 17: MATURITY DISTRIBUTION-CERTIFICATES OF DEPOSIT AND OTHER TIME DEPOSITS OF $100,000 OR MORE

                                                                          DECEMBER 31, 1999
                                                                   --------------------------------
                                                                   CERTIFICATES           OTHER
                                                                    OF DEPOSIT        TIME DEPOSITS
                                                                   --------------------------------
                                                                            (IN THOUSANDS)
Three months or less                                                 $315,544            $66,029
Over three months through six months                                  112,856             13,750
Over six months through twelve months                                 180,936             18,000
Over twelve months                                                     97,823                 --
                                                                   --------------------------------
     Total                                                           $707,159            $97,779
                                                                   ================================

OTHER FUNDING SOURCES

Other funding sources include long-term debt and short-term borrowings. Long-term debt at December 31, 1999, was $24.3 million, down slightly from $26.0 million at the end of last year. See Note 11 of the notes to consolidated financial statements for additional information on long-term debt. Short-term borrowings are primarily comprised of Federal funds purchased, securities sold under agreements to repurchase, Federal Home Loan Bank ("FHLB") advances, notes payable to banks, and treasury, tax, and loan notes. Of note, the FHLB advances included in short-term borrowings are those with original maturities of less than one year and callable notes that have one-year call premiums which the Corporation expects may be called, even if the notes have maturities exceeding one year. See Note 10 of the notes to consolidated financial statements for additional information on short-term borrowings.

Short-term borrowings increased $1.1 billion to $2.8 billion at December 31, 1999, compared to last year end, with $737 million of the increase in treasury, tax, and loan notes. These demand notes represent secured borrowings from the U.S. Treasury, collateralized by qualifying securities and loans. The funds are placed with the subsidiary banks at the discretion of the U.S. Treasury and may be called at any time.

During 1999, the Corporation increased its reliance on average short-term borrowings to fund loan growth and its share repurchases. Average short-term borrowings were $2.0 billion for 1999 compared to $1.2 billion for 1998. Table 18 provides specific information required for major borrowing categories.

TABLE 18: SHORT-TERM BORROWINGS

                                                                          DECEMBER 31,
                                                               ----------------------------------
                                                                  1999         1998        1997
                                                               ----------    --------    --------
                                                                         (IN THOUSANDS)
FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER
  AGREEMENTS TO REPURCHASE:
Balance end of year                                            $1,344,396    $502,586    $712,250
Average amounts outstanding during year                         1,057,269     517,344     538,097
Maximum month-end amounts outstanding                           1,640,043     704,113     741,808
Average interest rates on amounts outstanding at end of
  year                                                              5.30%       4.72%       5.66%
Average interest rates on amounts outstanding during year           5.00%       5.06%       5.40%
FEDERAL HOME LOAN BANK ADVANCES:
Balance end of year                                            $  531,652    $937,021    $525,317
Average amounts outstanding during year                           778,245     564,166     670,754
Maximum month-end amounts outstanding                           1,173,021     937,021     777,828
Average interest rates on amounts outstanding at end of
  year                                                              6.37%       4.78%       5.66%
Average interest rates on amounts outstanding during year           5.22%       5.52%       5.65%
TREASURY, TAX AND LOAN NOTES:
Balance end of year                                            $  742,142    $  5,192    $  8,195
Average amounts outstanding during year                            50,360       6,143       6,281
Maximum month-end amounts outstanding                             742,142      10,011      10,845
Average interest rates on amounts outstanding at end of
  year                                                              3.74%       4.51%       5.04%
Average interest rates on amounts outstanding during year           4.95%       5.75%       6.18%

LIQUIDITY

Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met.

Funds are available from a number of sources, including the securities portfolio, the core deposit base, lines of credit with major banks, the ability to acquire large deposits, and the ability to securitize or package loans for sale. Additionally, liquidity is provided from loans and securities repayments and maturities.

The parent company's primary funding sources to meet its liquidity requirements are dividends and service fees from subsidiaries, borrowings with major banks, and proceeds from the issuance of equity. The parent company manages its liquidity position to provide the funds necessary to pay dividends to stockholders, service debt, invest in subsidiaries, repurchase common stock, and satisfy other operating requirements. Dividends received in cash from subsidiaries totaled $76.3 million in 1999 and represent a primary funding source. At December 31, 1999, $158.3 million in dividends could be paid to the parent by its subsidiaries and affiliates without obtaining prior regulatory approval, subject to the capital needs of the banks. Additionally, the parent company had $200 million of established lines of credit with nonaffiliated banks, of which $157 million was outstanding at December 31, 1999.

As discussed in Item 1 of Form 10-K, subsidiary banks are subject to regulation and, among other things, may be limited in their ability to pay dividends or transfer funds to the parent company. Accordingly, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available for the payment of cash dividends to the Corporation's stockholders.

During 1999, the parent company and its four largest subsidiary banks were rated by Moody's and Standard and Poor's (S&P). These ratings, along with the Corporation's existing Thomson BankWatch rating, provide opportunity for greater funding capacity and funding alternatives. The parent company's ratings at December 31, 1999, were Prime-2 for Moody's short term, A-2 for S&P's short term, and BBB+ for S&P's issuer rating. The subsidiary banks' ratings were Prime-1 and A2 for Moody's short- and long-term ratings, respectively, and A-2 and A- for S&P's short- and long-term ratings, respectively.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk arises from exposure to changes in interest rates, exchange rates, commodity prices, and other relevant market rate or price risk. The Corporation faces market risk in the form of interest rate risk through other than trading activities. Market risk from other than trading activities in the form of interest rate risk is measured and managed through a number of methods. The Corporation uses financial modeling techniques which measure the sensitivity of future earnings due to changing rate environments to measure interest rate risk. Policies established by the Corporate Asset/Liability Committee and approved by the Corporate Board of Directors limit exposure of earnings at risk. General interest rate movements are used to develop sensitivity as the Corporation feels it has no primary exposure to a specific point on the yield curve. These limits are based on the Corporation's exposure to a 100 basis point immediate and sustained parallel rate move, either upward or downward. The Corporation manages interest rate risk through the change in the repricing of investments, interest rate swaps, and purchased funds portfolios.

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

The following table represents the Corporation's consolidated static gap position as of December 31, 1999.

TABLE 19: INTEREST RATE SENSITIVITY ANALYSIS

                                                                 DECEMBER 31, 1999
                                -----------------------------------------------------------------------------------
                                                            INTEREST SENSITIVITY PERIOD
                                                                           TOTAL WITHIN
                                 0-90 DAYS    91-180 DAYS   181-365 DAYS      1 YEAR      OVER 1 YEAR      TOTAL
                                -----------------------------------------------------------------------------------
                                                                  (IN THOUSANDS)
Earning assets:
  Loans, held for sale          $    11,955   $        --   $        --    $    11,955    $       --    $    11,955
  Investment securities, at
    amortized cost                  520,659       196,598       348,572      1,065,829     2,189,706      3,255,535
  Loans                           2,933,069       547,174       996,202      4,476,445     3,881,503      8,357,948
  Other earning assets               29,514            --            --         29,514            --         29,514
                                -----------------------------------------------------------------------------------
Total                           $ 3,495,197   $   743,772   $ 1,344,774    $ 5,583,743    $6,071,209    $11,654,952
                                ===================================================================================
Interest-bearing liabilities:
  Interest-bearing deposits(1)  $ 2,760,716   $   906,062   $ 1,274,309    $ 4,941,087    $2,646,811    $ 7,587,898
  Other interest-bearing
    liabilities                   2,652,514         1,377           744      2,654,635       144,738      2,799,373
                                -----------------------------------------------------------------------------------
Total interest-bearing
  liabilities                     5,413,230       907,439     1,275,053      7,595,722     2,791,549     10,387,271
Rate swaps                         (300,000)           --            --       (300,000)      300,000             --
                                -----------------------------------------------------------------------------------
Total interest-bearing
  liabilities with rate swaps   $ 5,113,230   $   907,439   $ 1,275,053    $ 7,295,722    $3,091,549    $10,387,271
                                ===================================================================================
Interest sensitivity gap        $(1,618,033)  $  (163,667)  $    69,721    $(1,711,979)   $2,979,660    $ 1,267,681
Cumulative interest
  sensitivity gap               $(1,618,033)  $(1,781,700)  $(1,711,979)
Cumulative ratio of rate
  sensitive assets to rate
  sensitive liabilities at
  December 31, 1999                    68.4%         70.4%         76.5%
                                ===================================================================================

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

The static gap analysis in Table 19 provides a representation of the Corporation's earnings sensitivity to changes in interest rates. It is a static indicator which does not reflect various repricing characteristics and may not necessarily indicate the sensitivity of net interest income in a changing interest rate environment.

Interest rate risk of embedded positions including prepayment and early withdrawal options, lagged interest rate changes, administered interest rate products, and cap and floor options within products require a more dynamic measuring tool to capture earnings risk. Earnings simulation is used to create a more complete assessment of interest rate risk.

Along with the static gap analysis, determining the sensitivity of future earnings to a hypothetical plus or minus 100 basis point parallel rate shock can be accomplished through the use of simulation modeling. In addition to the assumptions used to create the static gap, simulation of earnings includes the modeling of the balance sheet as an ongoing entity. Future business assumptions involving administered rate products, prepayments for future rate sensitive balances, and the reinvestment of maturing assets and liabilities are included. These items are then modeled to project income based on a hypothetical change in interest rates. The resulting net income for the next 12-month period is compared to the net income amount calculated using flat rates. This difference represents the Corporation's earnings sensitivity to a plus or minus 100 basis point parallel rate shock.

The resulting simulations projected that net income would decrease by approximately 6.6% of stable-rate net income if rates rose by a 100 basis point shock, and projected that net income would increase by approximately 5.9% if rates fell by a 100 basis point shock. At December 31, 1998, the 100 basis point shock up was projected to decrease net income by 4.2%, and the 100 basis point shock down projected that net income would increase by 1.8%. The projected changes for both 1999 and 1998 were within the Corporation's interest rate risk policy. According to the earnings simulation model, the Corporation's sensitivity to interest rate changes increased during 1999. In response to higher rates in the second half of 1999, the Corporation's sensitivity was increased through the greater reliance on short-term borrowings, mitigated in part by the use of interest rate swaps (see Notes 1 and 15 of notes to consolidated financial statements).

These results are based solely on immediate and sustained parallel changes in market rates and do not reflect the earnings sensitivity that may arise from other factors, such as changes in the shape of the yield curve, the change in spread between key market rates, or accounting recognition of the impairment of certain intangibles. The above results are also considered to be conservative estimates due to the fact that no management action to mitigate potential income variances are included within the simulation process. This action would include, but would not be limited to, delaying an increase in deposit rates, changing the pricing characteristics of loans, and changing the growth rate of certain assets and liabilities. The primary change in market risk exposure is due to the increase in short-term borrowings. The proceeds from these borrowings were primarily used to fund the increase in loans.

CAPITAL

Stockholders' equity at December 31, 1999, increased to $909.8 million or $14.40 per share, compared with $878.7 million or $13.97 per share at the end of 1998. The increase in stockholders' equity in 1999 was primarily composed of retention of earnings and the exercise of stock options. Offsetting increases to stockholders' equity were the payment of cash dividends and the purchase of treasury stock. Issuance of common stock in connection with the 1999 purchase acquisitions had minimal impact on shareholders' equity at December 31, 1999, due to repurchase activity authorized by the Corporation's Board of Directors ("BOD"). Additionally, stockholders' equity at year-end 1999 included a $38.8 million equity component (included in accumulated other comprehensive income
(loss)) related to unrealized losses on securities AFS, net of the tax effect, predominately due to the impact of the 1999 rising rate impact on that portfolio. At December 31, 1998, stockholders' equity included $23.4 million related to unrealized gains on securities AFS, net of the tax effect. Stockholders' equity to assets at December 31, 1999, was 7.27%, compared to 7.81% at the end of 1998.

Cash dividends paid in 1999 were $1.16 per share, compared with $1.04 per share in 1998, an increase of 11.5%. Cash dividends per share have increased at a 15.3% compounded rate during the past five years.

The adequacy of the Corporation's capital is regularly reviewed to ensure that sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic condition in markets served, and strength of management.

As of December 31, 1999 and 1998, the Corporation's Tier 1 risk-based capital ratios, total risk-based capital (Tier 1 and Tier 2) ratios, and Tier 1 leverage ratios were in excess of regulatory requirements. It is management's intent to exceed the minimum requisite capital levels. Capital ratios are included in Note 18, Regulatory Matters, of the notes to consolidated financial statements.

The BOD has authorized management to repurchase shares of the Corporation's common stock each quarter in the market, to be made available for issuance in connection with the Corporation's employee incentive plans and for other corporate purposes. The BOD authorized the repurchase of up to 300,000 shares per quarter in both 1999 and 1998. Under these authorizations, in 1999, approximately 390,000 shares were repurchased, with 252,000 shares reissued in connection with stock options exercised. In 1998, 372,000 were repurchased and 339,000 reissued for 1998 options exercised.

In connection with purchase acquisition transactions, the BOD authorized the repurchase and retirement of shares issued. During 1999, approximately 2,783,000 shares were repurchased and 2,513,000 shares were retired in connection with the Windsor and Riverside purchase acquisitions, with the difference being reissued in connection with the consummation of Riverside. In 1998, approximately 900,000 shares were repurchased and 449,000 shares were retired in connection with the Citizens and Windsor acquisitions, with the difference being reissued in connection with the February 1999 consummation of Windsor. Shares repurchased are held as treasury stock and, accordingly, are accounted for as a reduction of stockholders' equity.

Management believes that a strong capital position is necessary to take advantage of opportunities for profitable geographic and product expansion, and to provide depositor and investor confidence. Management actively reviews capital strategies for the Corporation and each of its subsidiaries in light of perceived business risks, future growth opportunities, industry standards, and regulatory requirements. It is management's intent to maintain an optimal capital and leverage mix for growth and for shareholder return.

FOURTH QUARTER 1999 RESULTS

Net income for fourth quarter 1999 ("4Q99") was $44.3 million, up $6.5 million from the $37.8 million net income earned in the fourth quarter of 1998 ("4Q98"). Return on average equity was 19.05%, up 197 basis points from 4Q98, while return on average assets increased 4 basis points to 1.42%. Acquisition activity (further described in Note 2 of the notes to consolidated financial statements) impacted the comparable quarter analysis. Financial results of 4Q98 do not include results of the Citizens, Windsor, and Riverside purchase acquisitions, while 4Q99 included financial results of all three acquisitions. These acquisitions account for approximately $1.4 million, net of funding costs, of the increase in net income between comparable quarters. The purchase acquisition of BNC on December 31, 1999, impacted only the year-end balance sheet.

FTE net interest income for 4Q99 was $106.0 million, $11.3 million higher than 4Q98. The increase was due to growth in average earning assets and higher contribution from net free funds, partially offset by a 3 bp decline in the interest rate spread. Average earning asset growth (up $1.4 billion to $11.5 billion) and a decrease in interest-bearing deposits, excluding brokered CDs (down $75 million), was funded primarily by higher-costing brokered CDs (up $378 million) and other wholesale funds (up $1.0 billion). The net interest margin fell 7 bp to 3.65% for 4Q99. The acquisitions, net of funding costs, accounted for $7.9 million of the increase in FTE net interest income between comparable quarters.

The provision for loan losses was up $1.5 million over the provision for 4Q98, in part due to the strong loan growth especially in commercial real estate and other commercial loans. Noninterest income between comparable quarters was impacted by three main components: a) investment gains were down $2.4 million,
b) assets sale gains were up $4.1 million, primarily due to the gains on sale of three branch locations in 4Q99, and c) mortgage banking income was down $8.4 million, the result of an 85% drop in secondary mortgage loan production and refinancing activity between fourth quarter periods caused predominantly by higher interest rates, adversely impacting gains on the sale of mortgages and volume related fees. Without these three components, noninterest income was up $5.8 million, seen in BOLI income (up $1.8 million to $3.0 million in 4Q99, given the investment in BOLI doubled between comparable quarters to $200 million), credit card and other nondeposit fees (up $1.8 million or 47%), and the remainder realized primarily in trust income, retail commission income, and service charges on deposit accounts.

Noninterest expense for 4Q99 was down $2.8 million over 4Q98, led by a $4.7 million decrease in the valuation of mortgage servicing rights between comparable quarters and a $3.8 million reduction in legal and professional fees, due to the completion of Year 2000 consulting and FFC conversion efforts. Partially offsetting these expense reductions were increases in equipment expense (up $1.6 million, primarily in depreciation as computer upgrades were in place and functioning in 4Q99 versus 4Q98), intangible amortization (up $1.1 million, associated with the timing of purchase acquisitions), total personnel expense net of profit sharing expense (up $2.1 million, predominantly in higher fringe benefit costs), and increases to various other line items. Taxes were up $2.9 million between the fourth quarters, due to the increase in income before tax and the increase in the effective tax rate, at 28.3% for 4Q99 compared to 28.0% for 4Q98.

TABLE 20: SELECTED QUARTERLY FINANCIAL DATA:

The following is selected financial data summarizing the results of operations for each quarter in the years ended December 31, 1999 and 1998:

                                                                     1999 QUARTER ENDED
                                                     ---------------------------------------------------
                                                     DECEMBER 31    SEPTEMBER 30    JUNE 30     MARCH 31
                                                     ---------------------------------------------------
                                                            (IN THOUSANDS EXCEPT PER SHARE DATA)
Interest income                                       $216,258        $205,185      $197,377    $195,700
Interest expense                                       114,432         105,615        99,826      98,902
Provision for loan losses                                5,704           4,541         4,547       4,451
Investment securities gains (losses), net               (1,536)            (50)        1,023       3,589
Income before income tax expense                        61,874          60,101        57,371      57,970
                                                     ---------------------------------------------------
Net income                                            $ 44,334        $ 41,782      $  9,876    $ 38,951
                                                     ===================================================
Basic net income per share                            $   0.70        $   0.65      $   0.63    $   0.62
Diluted net income per share                          $   0.69        $   0.65      $   0.62    $   0.61
Basic weighted average shares                           63,667          63,803        63,337      63,214
Diluted weighted average shares                         64,239          64,394        63,922      63,752

                                                                     1998 QUARTER ENDED
                                                     ---------------------------------------------------
                                                     DECEMBER 31    SEPTEMBER 30    JUNE 30     MARCH 31
                                                     ---------------------------------------------------
                                                            (IN THOUSANDS EXCEPT PER SHARE DATA)
Interest income                                       $194,322        $196,406      $196,413    $198,624
Interest expense                                       101,598         102,724       102,598     104,108
Provision for loan losses                                4,229           3,378         3,375       3,758
Investment securities gains, net                           842              35           643       5,311
Income before income tax expense                        52,411          57,274        62,519      60,759
                                                     ---------------------------------------------------
Net income                                            $ 37,756        $ 38,400      $ 41,004    $ 39,860
                                                     ===================================================
Basic net income per share                            $   0.60        $   0.61      $   0.65    $   0.63
Diluted net income per share                          $   0.60        $   0.60      $   0.64    $   0.62
Basic weighted average shares                           62,658          63,306        63,261      63,281
Diluted weighted average shares                         63,209          63,941        64,029      64,244

1998 COMPARED TO 1997

The following financial discussion focuses on the comparison of 1998 results compared to 1997 "operating earnings." In particular, in October 1997 the Corporation merged with First Financial Corporation ("FFC"), the parent company of a $6.0 billion federally chartered thrift (First Financial Bank or "FFB"). To arrive at operating earnings, reported results of 1997 were adjusted by the following (no adjustments were made for 1998): 1997 operating earnings exclude the merger, integration, and other one-time charges ("merger-related charges") recorded by the Corporation in conjunction with the merger of FFC of $103.7 million, or $89.8 million after tax. This pre-tax charge includes a $35.3 million adjustment to securities for other than temporary impairment, $16.8 million of conforming provision for loan losses, and $51.6 million of merger, integration, and other one-time charges. These charges reduced basic earnings per share by $1.43 and diluted earnings per share by $1.41. See Note 3 of the notes to consolidated financial statements for additional detail.

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

Taxable equivalent net interest income ("FTE net interest income") was $381.4 million in 1998, down $519,000 from the $382.0 million level in 1997. The interest rate environment, affected by a flattening yield curve and competitive pricing pressure, negatively impacted net interest income by $12.6 million, while growth in earning asset volume and changes in mix toward higher yielding loans and toward lower rate funding countered the negative impact from the yield curve shift with a $12.1 million increase to FTE net interest income.

The net interest margin, net taxable equivalent interest income divided by average interest-earning assets, was 3.79% for 1998, a 7 basis point decline from 3.86% in 1997. The interest spread, or difference between the yield on earning assets and the rate on IBLs, decreased 9 basis points to 3.20% for 1998, offset by a 2 basis point larger contribution from net free funds. The yield on earning assets decreased 14 basis points to 7.88%, while the rate on IBLs decreased 5 basis points to 4.68% for 1998. The sensitivity of the asset mix to the flattening of the yield curve described above was larger than the benefit received from the repricing of liabilities. The larger contribution from net free funds resulted primarily from a $69 million increase in average balance. Combined, these factors decreased the net interest margin by 7 basis points in 1998.

The provision for loan losses was essentially unchanged at $14.7 million for 1998, decreasing $128,000 from the $14.9 million (excluding the merger-related charge) in 1997. Net charge-offs were also unchanged at $11.4 million, or .16% of average loans, for both 1998 and 1997. The allowance for loan losses to loans increased to 1.37% from 1.31% at December 31, 1998 and 1997, respectively.

Noninterest income was a strong contributor to earnings, increasing $37.4 million or 28.6% over 1997. Excluding securities gains, noninterest income increased $33.0 million or 25.8%. Mortgage banking revenues, trust fees, credit card and related fees, and gains on asset sales accounted for the majority of the increase.

Noninterest expense increased $23.0 million or 8.4% over 1997. Personnel expense accounts for 62% of this increase, up $14.2 million over 1997. Mortgage servicing rights amortization and professional fees are accountable for $11.5 million of increase, offset partially by decreases in various other categories, particularly business development and advertising.

SUBSEQUENT EVENTS

The Corporation continually reviews its branch distribution network for efficiencies and utilization of resources. In addition to the three branches sold during 1999, the Corporation at December 31, 1999, had signed agreements for the sale of deposits of five additional branch locations, totaling approximately $83 million in deposits, with estimated net deposit premiums to be received of approximately $8 million. The deposit sales are expected to be completed through April 2000.

The Corporation entered into an agreement with Citibank USA ("Citi") in February 2000 under which Citi will acquire the Corporation's approximately $130 million in credit card receivables. The Corporation expects to recognize a gain of approximately $12 million in the second quarter of 2000 as a result of the sale of the credit card receivables. In addition, the Corporation signed a five-year agency agreement with Citi which includes a revenue sharing arrangement.

These subsequent events have not been reflected in the accompanying consolidated financial statements.

ACCOUNTING DEVELOPMENTS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," requires derivative instruments be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. The statement also provides for offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings.

The Corporation plans to adopt the provisions of this statement, as amended, for its quarterly and annual reporting beginning January 1, 2001, the statement's effective date. The impact of adopting the provisions of this statement on Associated's financial position, results of operations, and cash flow subsequent to the effective date is not currently estimable and will depend on the financial position of the Corporation and the nature and purpose of the derivative instruments in use at that time.

YEAR 2000

The Corporation's Year 2000 Project has been completed. As of February 28, 2000, the Corporation has not experienced any significant disruptions of normal business operations. Additionally, no customer disruptions, which could have resulted in significant financial difficulties, have been brought to the attention of management through February 28, 2000.

The Year 2000 Project relates to systems designed to use two digits rather than four to define the applicable year. The Corporation adopted a centralized approach to addressing the Year 2000 problem. The Corporation's Director of Systems and Operations has overall responsibility for the Year 2000 compliance efforts and is assisted by a project management office that is staffed with both internal and external resources. Overseeing the project is a steering committee composed of senior management officials. Monthly status reports have been provided to each of the Corporation's affiliates and the Corporation's Board of Directors monitors progress on a quarterly basis. The Corporation dedicated significant internal and external resources to assess, plan, and execute a strategy for achieving Year 2000 readiness.

Using the Federal Financial Institution's Examination Council (FFIEC) Year 2000 directives that have been published since 1996, the Corporation established policy guidelines and time frames that have been used to manage the work effort and guide Year 2000 compliance decision making. All project management activities and plans have incorporated the FFIEC guidelines published to date.

The Corporation's Year 2000 compliance efforts have included completing an inventory of all products and services that may be affected by Year 2000 date related issues. Each product or service inventoried has been categorized as mission critical, significant, ancillary, or other, depending on its significance to the successful continuance of a business activity. Concurrent with and immediately following the completion of the inventory of products and services, the Corporation undertook and completed an awareness project involving all employees, management, boards of directors, and customers of the Corporation.

The Corporation has adhered to FFIEC guidelines for substantially completing Year 2000 remediation, testing, and implementation for all Mission Critical products and services by June 30, 1999, and for Significant products and services by December 31, 1999. The Corporation had completed remediation, testing, and implementation for all Mission Critical and Significant products and services by October 31, 1999.

The Corporation uses national third party service providers and software vendors almost exclusively. The products and services provided by these organizations have been integrated to provide an overall technology infrastructure for the Corporation. As a result, a large part of the Corporation's Mission Critical product Year 2000 testing effort was for products processed by service bureaus. The Corporation conducted Year 2000 testing with these service bureaus and/or verified that the service bureau's systems that the Corporation utilizes have successfully completed Year 2000 tests. The Corporation determined not only that the service bureau's systems would function properly in the Year 2000 and beyond, but also tested that the specific functions utilized by the Corporation would properly perform.

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

The Corporation has been careful to consider non-information technology as well as information technology systems in its approach to Year 2000 compliance. Non-information technology systems include equipment in use in the business areas, which is not defined as computer hardware or peripheral devices. Equipment includes: calculators, time clocks, heating/ventilating/air-conditioning, elevators, telephones, facsimiles, satellite dishes, and security devices. The Corporation contacted vendors of non-information technology systems to determine Year 2000 compliance of these systems and products and tested these systems and products during 1999. The Corporation also identified third parties with which it has a material relationship, such as telecommunications, power, and other utility vendors. The impact and status of these services were reviewed and appropriate steps were taken, as considered appropriate in the circumstances, to provide for continued operation for all areas.

The Corporation's customers who were not preparing for the Year 2000 might have experienced a disruption in business that could have potentially resulted in significant financial difficulties. Through the use of personal contacts and questionnaires, the Corporation had taken an active role in heightening customer awareness of the Year 2000 issues, assessing and monitoring material customers' Year 2000 compliance efforts, and taking steps to minimize the Corporation's exposure. Material customers include fund takers, fund providers, and capital market and asset management counterparties. The Year 2000 readiness of material customers has been monitored by the Corporation on a quarterly basis, and prospective material credit customers were also assessed for Year 2000 compliance as part of the underwriting process. Additionally, consideration of Year 2000 credit risk had been incorporated into the Corporation's loan reserve methodology. Major fund providers were identified and their Year 2000 readiness had been assessed and monitored.

The costs for Year 2000 compliance did not have a significant impact on the Corporation's results of operations, liquidity, or capital resources. The Corporation's total costs of addressing Year 2000 issues were approximately $10.5 million, of which all had been expended as of December 31, 1999. Year 2000 compliance costs have been influenced by a heavy reliance on external resources that have been contracted to assist the Corporation in the project management, vendor management, and testing phases of its Year 2000 compliance effort. Scheduled systems upgrades and enhancements which would have taken place, notwithstanding the Year 2000 compliance process, have not been included in the Year 2000 costs, even though certain of these expenses may have resulted in Year 2000 solutions.

Management of the Corporation believes that the potential effects on the Corporation's internal operations of the Year 2000 compliance effort have been addressed prior to the Year 2000. However, if required product or service upgrades had not been made or were not completed on a timely basis prior to the Year 2000, the Year 2000 issue could have disrupted normal business operations. Additionally, subsequent uncontrolled changes to Mission Critical and Significant products could have impacted their Year 2000 compliance. Normal business operations could also have been disrupted if third party servicers, upon which the Corporation depends for services, including service bureaus, payment systems, utilities, etc., had encountered difficulties relating to the

Year 2000 issue. The most reasonable likely worst case Year 2000 scenarios foreseeable at the time included the Corporation temporarily not being able to process, in some combination, various types of customer transactions. This could have affected the ability of the Corporation to, among other things, originate new loans, post loan payments, accept deposits or allow immediate withdrawals, and, depending on the amount of time such scenario lasted, could have had a material adverse effect on the Corporation.

Because of the serious implications of the scenarios mentioned above, a number of actions had been taken to address and/or mitigate these risks. Contingency plans had been established and were monitored for all Mission Critical products to mitigate the risks associated with any failure to successfully complete Year 2000 compliance renovation, validation, or implementation efforts. Management had also instituted procedures to ensure that those Mission Critical and Significant products tested to be Year 2000 ready remained so through the turn of the century. This clean management procedure provided for controlling changes to products deemed Year 2000 ready and a process for revalidating those products as changes occur prior to the turn of the century. Additionally, a business resumption contingency plan had been developed to mitigate risks associated with the failure at critical dates of systems that support core business processes. This Year 2000 business resumption contingency plan had been designed to ensure that Mission Critical core business processes would continue if one or more supporting systems failed and would allow for limited transactions, including the ability to make certain deposit withdrawals, until the Year 2000 problems are fixed. A liquidity contingency plan had also been written, which included working with the Federal Reserve to ensure that adequate currency would be available to meet anticipated customer needs, as well as ensuring adequate access to funding as needed by the Corporation

The costs of the Year 2000 project and the date on which the Corporation planned to complete Year 2000 compliance were based on management's best estimates, which were derived using numerous assumptions of future events such as service bureaus' and other vendors' plans, the availability of certain resources (including internal and external resources), and other factors. However, there could be no guarantee that these estimates would have been achieved at the cost disclosed or within the timeframe indicated, and actual results could have differed materially from these plans. Factors that might have affected the timely and efficient completion of the Corporation's Year 2000 project included, but was not limited to, vendors' and service bureaus' abilities to adequately correct or convert software and the effect on the Corporation's ability to test these systems, the availability and cost of personnel trained in the Year 2000 area, the ability to identify and correct all relevant computer programs, and similar uncertainties.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item is set forth in Item 7 under the captions "Quantitative and Qualitative Disclosures About Market Risk" and "Interest Rate Risk."

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                              ASSOCIATED BANC-CORP
                          CONSOLIDATED BALANCE SHEETS

                                                                       DECEMBER 31,
                                                                --------------------------
                                                                   1999           1998
                                                                -----------    -----------
                                                                      (IN THOUSANDS
                                                                    EXCEPT SHARE DATA)
ASSETS
Cash and due from banks                                         $   284,652    $   331,532
Interest-bearing deposits in other financial institutions             4,394        200,467
Federal funds sold and securities purchased under agreements
  to resell                                                          25,120          4,485
Investment securities:
  Held to maturity--at amortized cost (fair value of
     approximately $413,107 and $562,940, respectively)             414,037        550,775
  Available for sale--at fair value (amortized cost of
     $2,901,607 and $2,320,240 respectively)                      2,841,498      2,356,960
Loans held for sale                                                  11,955        165,170
Loans                                                             8,357,948      7,272,697
Allowance for loan losses                                          (113,196)       (99,677)
------------------------------------------------------------------------------------------
     Loans, net                                                   8,244,752      7,173,020
Premises and equipment                                              140,100        140,142
Other assets                                                        553,394        328,116
------------------------------------------------------------------------------------------
     Total assets                                               $12,519,902    $11,250,667
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing deposits                                    $ 1,103,931    $   998,379
Interest-bearing deposits                                         7,587,898      7,559,440
------------------------------------------------------------------------------------------
     Total deposits                                               8,691,829      8,557,819
Short-term borrowings                                             2,775,090      1,671,093
Long-term debt                                                       24,283         26,004
Accrued expenses and other liabilities                              118,911        117,030
------------------------------------------------------------------------------------------
     Total liabilities                                           11,610,113     10,371,946
------------------------------------------------------------------------------------------
Commitments and contingent liabilities                                   --             --
------------------------------------------------------------------------------------------
Stockholders' equity
  Preferred stock (Par value $1.00 per share, authorized
     750,000 shares, no shares issued)                                   --             --
  Common stock (Par value $0.01 per share, authorized
     100,000,000 shares, issued 63,389,734 shares at
     December 31, 1999 and 1998)                                        634            634
  Surplus                                                           226,042        225,757
  Retained earnings                                                 728,754        646,071
  Accumulated other comprehensive income (loss)                     (38,782)        23,369
  Treasury stock at cost (189,610 shares in 1999 and 503,158
     shares in 1998)                                                 (6,859)       (17,110)
------------------------------------------------------------------------------------------
     Total stockholders' equity                                     909,789        878,721
------------------------------------------------------------------------------------------
     Total liabilities and stockholders' equity                 $12,519,902    $11,250,667
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                              ASSOCIATED BANC-CORP
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                                --------------------------------------
                                                                   1999          1998          1997
                                                                ----------    ----------    ----------
                                                                 (IN THOUSANDS EXCEPT PER SHARE DATA)
INTEREST INCOME
Interest and fees on loans                                       $625,565      $602,470      $592,747
Interest and dividends on investment securities:
  Taxable                                                         163,732       168,536       184,230
  Tax-exempt                                                       23,417        11,280         9,164
Interest on deposits in other financial institutions                  454         1,679           779
Interest on federal funds sold and securities purchased
  under agreements to resell                                        1,352         1,800           999
------------------------------------------------------------------------------------------------------
     Total interest income                                        814,520       785,765       787,919
------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits                                              314,075       345,392       337,443
Interest on short-term borrowings                                 103,057        63,774        72,509
Interest on long-term borrowings                                    1,643         1,862         1,685
------------------------------------------------------------------------------------------------------
     Total interest expense                                       418,775       411,028       411,637
------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                               395,745       374,737       376,282
Provision for loan losses                                          19,243        14,740        31,668
------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses               376,502       359,997       344,614
------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
Trust service fees                                                 37,996        33,328        28,764
Service charges on deposit accounts                                29,584        27,464        27,909
Mortgage banking                                                   30,417        46,105        25,685
Credit card and other nondeposit fees                              20,763        17,514        15,728
Retail commissions                                                 18,372        14,823        15,444
Asset sale gains, net                                               4,977         7,166           852
Investment securities gains (losses), net                           3,026         6,831       (32,776)
Other                                                              20,771        14,697        13,248
------------------------------------------------------------------------------------------------------
     Total noninterest income                                     165,906       167,928        94,854
------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
Salaries and employee benefits                                    151,644       148,490       134,319
Occupancy                                                          22,576        20,205        19,873
Equipment                                                          15,987        13,250        12,600
Data processing                                                    21,695        18,714        16,928
Business development and advertising                               11,919        13,177        15,936
Stationery and supplies                                             8,110         6,858         5,532
FDIC expense                                                        3,313         3,267         3,284
Professional fees                                                   7,117         9,709         6,294
Merger, integration, and other one-time charges                        --            --        51,622
Other                                                              62,731        61,292        56,812
------------------------------------------------------------------------------------------------------
     Total noninterest expense                                    305,092       294,962       323,200
------------------------------------------------------------------------------------------------------
Income before income taxes                                        237,316       232,963       116,268
Income tax expense                                                 72,373        75,943        63,909
------------------------------------------------------------------------------------------------------
Net income                                                       $164,943      $157,020      $ 52,359
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------
Earnings per share:
  Basic                                                          $   2.60      $   2.49      $   0.83
  Diluted                                                        $   2.57      $   2.46      $   0.82
Average shares outstanding:
  Basic                                                            63,507        63,125        62,884
  Diluted                                                          64,061        63,789        63,935
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                              ASSOCIATED BANC-CORP
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                     ACCUMULATED
                                                                                        OTHER
                                             COMMON STOCK                           COMPREHENSIVE
                                            ---------------              RETAINED      INCOME       TREASURY
                                            SHARES   AMOUNT   SURPLUS    EARNINGS      (LOSS)        STOCK      TOTAL
                                            ---------------------------------------------------------------------------
                                                                          (IN THOUSANDS)
Balance, December 31, 1996                  46,535    $465    $230,810   $564,923     $  8,281      $   (918)  $803,561
Comprehensive income:
Net income                                      --      --          --     52,359           --            --     52,359
  Net unrealized holding losses arising
    during year                                 --      --          --         --       (4,564)           --     (4,564)
  Add back: reclassification adjustment
    for net losses realized in net income       --      --          --         --       32,776            --     32,776
  Income tax effect                             --      --          --         --      (10,413)           --    (10,413)
                                                                                                               --------
    Comprehensive income                                                                                         70,158
                                                                                                               --------
Cash dividends, $0.89 per share                 --      --          --    (16,983)          --            --    (16,983)
Cash dividends of pooled affiliates             --      --          --    (32,345)          --            --    (32,345)
Common stock issued:
    Business combinations                      345       4       3,778      4,218           64            --      8,064
    Incentive stock options                    382       4       3,847     (2,177)          --         3,494      5,168
    6-for-5 stock split effected in the
      form of a stock dividend               3,746      37         (37)        --           --            --         --
Tax benefits of stock options                   --      --         716         --           --            --        716
Purchase of treasury stock                      --      --          --         --           --        (3,599)    (3,599)
Pre-merger transactions of pooled company     (613)     (6)    (21,042)        --           --            --    (21,048)
                                            ---------------------------------------------------------------------------
Balance, December 31, 1997                  50,395     504     218,072    569,995       26,144        (1,023)   813,692
                                            ---------------------------------------------------------------------------
Comprehensive income:
Net income                                      --      --          --    157,020           --            --    157,020
  Net unrealized holding gains arising
    during year                                 --      --          --         --        2,292            --      2,292
  Less: reclassification adjustment for
    net gains realized in net income            --      --          --         --       (6,831)           --     (6,831)
  Income tax effect                             --      --          --         --        1,593            --      1,593
                                                                                                               --------
    Comprehensive income                                                                                        154,074
                                                                                                               --------
Cash dividends, $1.04 per share                 --      --          --    (65,841)          --            --    (65,841)
Common stock issued:
    Business combinations                       --      --          --     (3,425)         171        15,253     11,999
    Incentive stock options                    317       3       3,778    (11,678)          --        15,823      7,926
    5-for-4 stock split effected in the
      form of a stock dividend              12,678     127        (127)        --           --            --         --
Tax benefits of stock options                   --      --       4,034         --           --            --      4,034
Purchase of treasury stock                      --      --          --         --           --       (47,163)   (47,163)
                                            ---------------------------------------------------------------------------
Balance, December 31, 1998                  63,390     634     225,757    646,071       23,369       (17,110)   878,721
                                            ---------------------------------------------------------------------------
Comprehensive income:
Net income                                      --      --          --    164,943           --            --    164,943
  Net unrealized holding losses arising
    during year                                 --      --          --         --      (93,803)           --    (93,803)
  Less: reclassification adjustment for
    net gains realized in net income            --      --          --         --       (3,026)           --     (3,026)
  Income tax effect                             --      --          --         --       34,832            --     34,832
                                                                                                               --------
    Comprehensive income                                                                                        102,946
                                                                                                               --------
Cash dividends, $1.16 per share                 --      --          --    (73,743)          --            --    (73,743)
Common stock issued:
  Business combinations                      2,513      25      90,063     (2,211)        (154)       25,976    113,699
  Incentive stock options                       --      --          --     (5,109)          --         8,530      3,421
Purchase and retirement of treasury stock
  in connection with business combinations  (2,513)    (25)    (90,540)    (1,197)          --            --    (91,762)
Tax benefits of stock options                   --      --         762         --           --            --        762
Purchase of treasury stock                      --      --          --         --           --       (24,255)   (24,255)
                                            ---------------------------------------------------------------------------
Balance, December 31, 1999                  63,390    $634    $226,042   $728,754     $(38,782)     $ (6,859)  $909,789
                                            ===========================================================================

          See accompanying notes to consolidated financial statements.

                              ASSOCIATED BANC-CORP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                                -------------------------------------
                                                                   1999          1998         1997
                                                                -----------    ---------    ---------
                                                                           (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                    $   164,943    $ 157,020    $  52,359
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Provision for loan losses                                          19,243       14,740       31,668
  Depreciation and amortization                                      19,266       15,027       14,418
  Amortization (accretion) of:
    Mortgage servicing rights                                         9,690        6,833        6,472
    Intangibles                                                       8,134        5,844        6,217
    Investment premiums and discounts                                 1,959       (4,985)      (1,499)
    Deferred loan fees and costs                                      1,772           13         (522)
  Deferred income taxes                                               4,543        9,891      (20,953)
  (Gain) loss on sales of securities, net                            (3,026)      (6,831)      32,776
  Gain on other asset sales, net                                     (4,526)      (7,166)        (852)
  Gain on sales of loans held for sale, net                         (11,172)     (24,341)      (8,981)
  (Increase) decrease in loans held for sale, net                    67,232      (26,669)       5,810
  (Increase) decrease in interest receivable and other
    assets                                                           (5,534)      14,085       (1,663)
  Increase (decrease) in interest payable and other
    liabilities                                                      (2,444)     (14,892)      35,585
-----------------------------------------------------------------------------------------------------
Net cash provided by operating activities                           270,080      138,569      150,835
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in federal funds sold and securities purchased
  under agreements to resell                                          3,365       29,476       20,891
Net (increase) decrease in interest-bearing deposits in
  other financial institutions                                      196,185     (193,661)      (1,455)
Net increase in loans                                              (697,685)    (231,285)    (465,510)
Mortgage servicing rights additions                                 (12,389)     (21,502)      (9,801)
Purchases of:
  Securities held to maturity                                            --       (1,717)    (203,759)
  Securities available for sale                                  (1,195,650)    (800,724)    (316,112)
  Premises and equipment, net of disposals                          (20,457)     (30,268)     (11,805)
  Bank owned life insurance                                        (100,000)    (100,000)          --
Proceeds from:
  Sales of securities available for sale                             78,751       62,168       71,178
  Maturities of securities available for sale                       744,403      663,227       29,260
  Maturities of securities held to maturity                         136,292      222,869      258,034
  Sales of other real estate owned                                   10,129        9,530        7,177
  Sale of other assets                                                6,703       32,301          343
Net cash received (paid) in acquisitions of subsidiaries             29,486      (11,713)       5,051
-----------------------------------------------------------------------------------------------------
Net cash used by investing activities                              (820,867)    (371,299)    (616,508)
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                                (299,739)      45,475      337,175
Net increase in short-term borrowings                             1,046,214      321,607      117,555
Repayment of long-term borrowings                                      (619)      (1,464)          --
Proceeds from issuance of long-term borrowings                           53       13,538           --
Cash dividends                                                      (73,743)     (65,841)     (49,328)
Proceeds from exercise of stock options                               3,421        7,926        5,168
Proceeds from sales of branch deposits                              (55,663)          --           --
Purchase and retirement of treasury stock                           (91,762)          --           --
Purchase of treasury stock                                          (24,255)     (47,163)      (3,599)
Stock purchases by pooled company                                        --           --      (21,048)
-----------------------------------------------------------------------------------------------------
Net cash provided by financing activities                           503,907      274,078      385,923
-----------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                (46,880)      41,348      (79,750)
Cash and due from banks at beginning of year                        331,532      290,184      369,934
-----------------------------------------------------------------------------------------------------
Cash and due from banks at end of year                          $   284,652    $ 331,532    $ 290,184
-----------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest                                                      $   417,047    $ 405,841    $ 409,797
  Income taxes                                                       53,512       70,109       79,440
Supplemental schedule of noncash investing activities:
  Loans transferred to other real estate                              9,177        7,910        5,263
  Loans made in connection with the disposition of other
    real estate                                                       1,125          780          240
  Mortgage loans securitized and transferred to securities
    available for sale                                               97,155       78,557           --
  Securities transferred from held to maturity to available
    for sale                                                             --           --      251,946
  Mortgage loans transferred to loans held for sale                      --           --       68,340
  Acquisitions:
    Fair value of assets acquired, including cash and cash
      equivalents                                                   590,845      161,033           --
    Value ascribed to intangibles                                    85,090       11,903           --
    Liabilities assumed                                             551,126      144,405           --
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                              ASSOCIATED BANC-CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999, 1998, AND 1997

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accounting and reporting policies of Associated Banc-Corp and its subsidiaries (the "Corporation") conform to generally accepted accounting principles and to general practice within the financial services industry. The following is a description of the more significant of those policies.

BUSINESS

The Corporation provides a full range of banking and related financial services to individual and corporate customers through its network of bank and nonbank affiliates. The Corporation is subject to competition from other financial institutions and is regulated by federal and state banking agencies and undergoes periodic examinations by those agencies.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements include the accounts of the Corporation and subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation. Results of operations of companies purchased are included from the date of acquisition. The consolidated financial statements have been restated to include companies acquired under pooling of interests when material. Certain amounts in the 1998 and 1997 consolidated financial statements have been reclassified to conform with the 1999 presentation.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses and the valuation of investments and mortgage servicing rights.

INVESTMENT SECURITIES

Securities are classified as held to maturity ("HTM"), available for sale ("AFS"), or trading at the time of purchase. In 1999, all securities purchased were classified as AFS. Investment securities classified as HTM, which management has the intent and ability to hold to maturity, are reported at amortized cost, adjusted for amortization of premiums and accretion of discounts, using a method that approximates level yield. The amortized cost of debt securities classified as HTM or AFS is adjusted for amortization of premiums and accretion of discounts to the earlier of call date or maturity, or in the case of mortgage-related securities, over the estimated life of the security. Such amortization and accretion is included in interest income from the related security. AFS and trading securities are reported at fair value with unrealized gains and losses, net of related deferred income taxes, included in stockholders' equity or income, respectively. Realized securities gains or losses and declines in value judged to be other than temporary are included in investment securities gains (losses), net in the consolidated statements of income. The cost of securities sold is based on the specific identification method. Any security for which there has been other than temporary impairment of value is written down to its estimated market value through a charge to earnings.

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

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses ("AFLL") is a reserve for estimated credit losses. Credit losses arise primarily from the loan portfolio. Actual credit losses, net of recoveries, are deducted from the AFLL. A provision for loan losses, which is a charge against earnings, is added to bring the AFLL to a level that, in management's judgment, is adequate to absorb losses inherent in the loan portfolio.

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

Management, considering current information and events regarding the borrowers' ability to repay their obligations, considers a loan to be impaired when it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the note agreement, including principal and interest. Management has determined that commercial loans and commercial real estate loans that have a nonaccrual status or have had their terms restructured meet this definition. Large groups of homogeneous loans, such as mortgage and installment loans and leases, are collectively evaluated for impairment. The amount of impairment is measured based upon the loan's observable market price, the estimated fair value of the collateral for collateral-dependent loans, or alternatively, the present value of expected future cash flows discounted at the loan's effective interest rate. Interest income on impaired loans is recorded when cash is received and only if principal is considered to be fully collectable.

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

OTHER REAL ESTATE OWNED

Other real estate owned ("OREO") is included in other assets in the consolidated balance sheets and is comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure, and loans classified as in-substance foreclosure. OREO is recorded at the lower of recorded investment in the loans at the time of acquisition or the fair value of the properties, less estimated selling costs. Any write-down in the carrying value of a property at the time of acquisition is charged to the AFLL. Any subsequent write-downs to reflect current fair market value, as well as gains and losses on disposition and revenues and expenses incurred in maintaining such properties, are recorded directly to the income statement. OREO totaled $3.7 million and $6.0 million at December 31, 1999 and 1998, respectively.

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

INTANGIBLES

The excess of the purchase price over the fair value of net assets of subsidiaries acquired consists primarily of goodwill and core deposit intangibles that are being amortized on straight-line and accelerated methods. These intangibles are included in other assets in the consolidated balance sheets. Goodwill is amortized to operating expense over periods of 10 to 40 years. Core deposit intangibles are amortized to expense over periods of 7 to 10 years. The Corporation reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in which case an impairment charge would be recorded.

As a result of acquisitions during 1999 and 1998, the Corporation recorded additional goodwill of $79.2 million and $11.9 million, respectively. Additionally, in 1999, the Corporation recorded additional core deposit intangible of $5.9 million. Goodwill and deposit base intangibles outstanding, net of accumulated amortization, at December 31, 1999 and 1998 was $116.6 million and $40.5 million, respectively.

MORTGAGE SERVICING RIGHTS

The total cost of loans originated or purchased is allocated between loans and servicing rights based on the relative fair values of each. The servicing rights capitalized are amortized in proportion to and over the period of estimated servicing income. Capitalized mortgage servicing rights ("MSRs") are included in other assets. The value of MSRs is adversely affected when mortgage interest rates decline and mortgage loan prepayments increase. The carrying value and fair value related to these off-balance sheet financial instruments is considered when evaluating the servicing assets for impairment. Impairment is assessed using stratifications based on the risk characteristics of the underlying loans, such as bulk acquisitions versus loan-by-loan, loan type, and interest rate. To the extent the carrying value of the MSRs exceed their fair value, a valuation reserve is established.

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

DERIVATIVE FINANCIAL INSTRUMENTS

As part of managing the Corporation's interest rate risk, a variety of derivative financial instruments could be used to hedge market values and to alter the cash flow characteristics of certain on-balance sheet instruments. The Corporation has principally used interest rate swaps. The derivative instruments used to manage interest rate risk are linked with a specific asset or liability or a group of related assets or liabilities at the inception of the derivative contract and have a high degree of correlation with the related balance sheet item during the hedge period. Net interest income or expense on derivative contracts used for interest rate risk management is recorded in the consolidated statements of income as a component of interest income or interest expense depending on the financial instrument to which the swap is designated. Realized gains and losses on contracts, either settled or terminated, are deferred and are recorded as either an adjustment to the carrying value of the related on-balance sheet asset or liability or in other assets or other liabilities. Deferred amounts are amortized into interest income or expense over either the remaining original life of the derivative instrument or the expected life of the related asset or liability. Unrealized gains or losses on these contracts are not recognized on the balance sheet.

STOCK-BASED COMPENSATION

As allowed under SFAS No. 123, "Accounting for Stock-Based Compensation," the Corporation measures stock-based compensation cost in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25). The Corporation has included in Note 12 the impact of the fair value of employee stock-based compensation plans on net income and earnings per share on a pro forma basis for awards granted since January 1, 1997, pursuant to SFAS No. 123.

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, cash and cash equivalents are considered to include cash and due from banks.

PER SHARE COMPUTATIONS

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options. See also Notes 12 and 19.

COMPREHENSIVE INCOME

Comprehensive income is the change in the Corporation's equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income is divided into net income and other comprehensive income. The Corporation's "other comprehensive income" and "accumulated other comprehensive income (loss)" are comprised solely of unrealized gains and losses on securities available for sale.

NOTE 2 BUSINESS COMBINATIONS:

The following table summarizes completed transactions during the three years ended December 31, 1999:

                                                  CONSIDERATION PAID
                                                  ------------------
                                                  SHARES OF
                                         DATE       COMMON             TOTAL                        METHOD OF
      NAME OF ACQUIRED COMPANY         ACQUIRED     STOCK      CASH    ASSETS   LOANS    DEPOSITS   ACCOUNTING
--------------------------------------------------------------------------------------------------------------
                                                            ( IN MILLIONS, EXCEPT SHARES)
BNC Financial Corporation ("BNC")      12/31/99           --   $ 5.3   $   35   $   33    $   --    Purchase
  St. Cloud, Minnesota
Riverside Acquisition Corp.             8/31/99    2,434,005      --      374      266       337    Purchase
  ("Riverside")
  Minneapolis, Minnesota
Windsor Bancshares, Inc. ("Windsor")     2/3/99      799,961      --      182      113       152    Purchase
  Minneapolis, Minnesota
Citizens Bankshares, Inc.              12/19/98      448,571    16.2      161      105       117    Purchase
  ("Citizens")
  Shawano, Wisconsin
First Financial Corporation ("FFC")    10/29/97   34,794,911     0.1    6,005    3,469     4,572    Pooling of
  (A)                                                                                               interests
  Stevens Point, Wisconsin
Centra Financial, Inc. ("Centra") (B)   2/21/97      517,956      --       76       36        70    Pooling of
  West Allis, Wisconsin                                                                             interests
==============================================================================================================

(A) All consolidated financial information was restated as if the transaction had been effected as of the beginning of the earliest period presented.

(B) The transaction was not material to prior years' reported operating results and, accordingly, previously reported results were not restated.

For the acquisitions accounted for under the purchase method, the results of their operations prior to their respective consummation dates are not included in the accompanying consolidated financial statements. Goodwill, core deposit intangibles, and other purchase accounting adjustments are recorded upon consummation of a purchase acquisition where the purchase price exceeds the fair value of net assets acquired.

On December 31, 1999, the Corporation completed its acquisition of BNC, an asset-based commercial lender headquartered in St. Cloud, Minnesota. BNC had assets of approximately $35 million at December 31, 1999. BNC operates as a wholly-owned subsidiary of the Corporation, and will conduct business as Associated Commercial Finance, Inc. upon completion of regulatory applications. The $5.3 million cash acquisition was accounted for under the purchase method, and goodwill of $1.2 million was recorded.

On August 31, 1999, the Corporation completed its acquisition of Riverside, a Minnesota bank holding company for Riverside Bank. Riverside had total assets of approximately $374 million upon consummation. The transaction was completed through the issuance of 2,434,005 shares of common stock, which were repurchased and retired during 1999 under authorization by the board of directors. The transaction was accounted for under the purchase method. Goodwill of $60.6 million and a core deposit intangible of $5.9 million were recorded.

On February 3, 1999, the Corporation consummated the acquisition of Windsor, a Minnesota bank holding company for Bank Windsor. At consummation Windsor had total assets of approximately $182 million. The transaction was consummated through the issuance of 799,961 shares of common stock, which were repurchased and retired under authorization by the board of directors. The transaction was accounted for under the purchase method, and goodwill of $17.4 million was recorded.

In the first quarter of 2000, the Corporation anticipates combining Riverside Bank and Bank Windsor to conduct business as Associated Bank Minnesota.

On December 19, 1998, the Corporation completed its acquisition of Citizens, which had $161 million in assets and operated Citizens Bank and two consumer finance companies. The merger, accounted for as a purchase, was consummated with $16.2 million in cash and through the issuance of 448,571 shares of common stock, which were repurchased under authorization by the board of directors. Goodwill of $11.9 million was recorded. In the second quarter of 1999, the Corporation merged Citizens Bank into its existing banks. The consumer finance companies continue to operate as wholly-owned subsidiaries of the Corporation.

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

On February 21, 1997, the Corporation completed its merger with Centra, which had assets of approximately $76 million. The transaction was consummated through the issuance of 517,956 shares of common stock and was accounted for as a pooling of interests. However, the transaction was not material to prior years' reported results, and accordingly, previously reported results were not restated.

NOTE 3 MERGER, INTEGRATION, AND OTHER ONE-TIME CHARGES:

The Corporation has not recorded any merger, integration, and other one-time charges ("merger related charges") in 1999 or 1998. Merger related charges in 1997 recorded by the Corporation in conjunction with the merger of FFC were $103.7 million, or $89.8 million after tax. These charges reduced basic earnings per share by $1.43 and diluted earnings per share by $1.41.

Of the 1997 merger related charges, $51.6 million consisted of $22.5 million in cash expenditures made in 1997, $4.5 million in noncash asset write-downs, and $24.6 million that was anticipated to be substantially paid in 1998. The components of the $51.6 million in charges for 1997 were: $12.6 million for employee/director severance and contract costs, $20.2 million for costs associated with duplicative facilities and systems and integration, $11.1 million for investment banking, legal, and accounting fees, and $7.7 million for other related charges. As of December 31, 1999, $3.2 million remained to be paid, primarily for contractual personnel payouts.

The Corporation recorded an additional provision for loan losses of $16.8 million in 1997, as a result of the merger with FFC, in order to conform the policies, practices, and procedures of FFC with those of the Corporation. Also, and as further discussed in Note 5, the Corporation recorded a $35.3 million pre-tax charge for other than temporary impairment of value of certain investment securities.

NOTE 4 RESTRICTIONS ON CASH AND DUE FROM BANKS:

The Corporation's bank subsidiaries are required to maintain certain vault cash and reserve balances with the Federal Reserve Bank to meet specific reserve requirements. These requirements approximated $80.4 million at December 31, 1999.

NOTE 5 INVESTMENT SECURITIES:

The amortized cost and fair values of securities HTM at December 31, 1999 and 1998 were as follows:

                                                                              1999
                                                        -------------------------------------------------
                                                                       GROSS         GROSS
                                                                     UNREALIZED    UNREALIZED
                                                        AMORTIZED     HOLDING       HOLDING        FAIR
                                                          COST         GAINS         LOSSES       VALUE
                                                        -------------------------------------------------
                                                                         (IN THOUSANDS)
Federal agency securities                               $ 26,012       $   33       $  (321)     $ 25,724
Obligations of state and political subdivisions          128,833          584          (376)      129,041
Mortgage-related securities                              204,725        1,267        (1,764)      204,228
Other securities (debt)                                   54,467           35          (388)       54,114
                                                        -------------------------------------------------
     Total securities HTM                               $414,037       $1,919       $(2,849)     $413,107
                                                        =================================================

                                                                              1998
                                                        -------------------------------------------------
                                                                       GROSS         GROSS
                                                                     UNREALIZED    UNREALIZED
                                                        AMORTIZED     HOLDING       HOLDING        FAIR
                                                          COST         GAINS         LOSSES       VALUE
                                                        -------------------------------------------------
                                                                         (IN THOUSANDS)
Federal agency securities                               $ 66,204      $   886          $(20)     $ 67,070
Obligations of state and political subdivisions          153,663        4,333            --       157,996
Mortgage-related securities                              262,111        4,345           (48)      266,408
Other securities (debt)                                   68,797        2,669            --        71,466
                                                        -------------------------------------------------
     Total securities HTM                               $550,775      $12,233          $(68)     $562,940
                                                        =================================================

The amortized cost and fair values of securities AFS at December 31, 1999 and 1998 were as follows:

                                                                            1999
                                                    ----------------------------------------------------
                                                                    GROSS         GROSS
                                                                  UNREALIZED    UNREALIZED
                                                    AMORTIZED      HOLDING       HOLDING         FAIR
                                                       COST         GAINS         LOSSES        VALUE
                                                    ----------------------------------------------------
                                                                       (IN THOUSANDS)
U. S. Treasury securities                           $   47,092     $    53      $    (475)    $   46,670
Federal agency securities                              406,275          --         (9,959)       396,316
Obligations of state and political subdivisions        550,975         257        (28,933)       522,299
Mortgage-related securities                          1,578,089      28,915        (54,563)     1,552,441
Other securities (debt and equity)                     319,176      15,870        (11,274)       323,772
                                                    ----------------------------------------------------
     Total securities AFS                           $2,901,607     $45,095      $(105,204)    $2,841,498
                                                    ====================================================

                                                                            1998
                                                    ----------------------------------------------------
                                                                    GROSS         GROSS
                                                                  UNREALIZED    UNREALIZED
                                                    AMORTIZED      HOLDING       HOLDING         FAIR
                                                       COST         GAINS         LOSSES        VALUE
                                                    ----------------------------------------------------
                                                                       (IN THOUSANDS)
U. S. Treasury securities                           $   68,488     $ 1,114        $    --     $   69,602
Federal agency securities                              248,697       2,204             --        250,901
Obligations of state and political subdivisions        217,153       1,605         (1,188)       217,570
Mortgage-related securities                          1,625,403      17,908           (780)     1,642,531
Other securities (debt and equity)                     160,499      15,857             --        176,356
                                                    ----------------------------------------------------
     Total securities AFS                           $2,320,240     $38,688        $(1,968)    $2,356,960
                                                    ====================================================

The amortized cost and fair values of investment securities HTM and AFS at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                           1999
                                                     -------------------------------------------------
                                                       HELD TO MATURITY          AVAILABLE FOR SALE
                                                     -------------------------------------------------
                                                     AMORTIZED      FAIR      AMORTIZED        FAIR
                                                       COST        VALUE         COST         VALUE
                                                     -------------------------------------------------
                                                                      (IN THOUSANDS)
Due in one year or less                              $ 19,648     $ 19,733    $   73,234    $   72,945
Due after one year through five years                 163,606      163,327       398,783       390,021
Due after five years through ten years                 25,958       25,704       520,986       494,310
Due after ten years                                       100          115       236,869       222,266
                                                     -------------------------------------------------
Total debt securities                                 209,312      208,879     1,229,872     1,179,542
Mortgage-related securities                           204,725      204,228     1,578,089     1,552,441
Equity securities                                          --           --        93,646       109,515
                                                     -------------------------------------------------
Total                                                $414,037     $413,107    $2,901,607    $2,841,498
                                                     =================================================

Total proceeds and gross realized gains and losses from sale of securities AFS for each of the three years ended December 31 were:

                                                                 1999       1998       1997
                                                                -------    -------    -------
                                                                       (IN THOUSANDS)
Proceeds                                                        $78,751    $62,168    $71,178
Gross gains                                                       4,615      9,357      2,462
Gross losses                                                      1,589      2,526         --

Concurrent with the consummation of the merger with FFC in 1997, the Corporation transferred all nonagency mortgage-related securities and an agency security, with a combined amortized cost of $251.9 million from securities HTM to securities AFS. These mortgage-related securities were transferred to maintain the existing interest rate risk position and credit risk policy of the Corporation.

Concurrent with the transfer in 1997, the Corporation recorded a $32.5 million pre-tax charge to earnings relative to one agency security with an amortized cost of $130.6 million. Management recorded this other than temporary impairment of value in 1997. During 1999, the Corporation sold approximately one-third of the agency security for a $3.6 million gain.

Additionally, in 1997 the Corporation recorded a $2.8 million pre-tax charge, on other mortgage-related securities that were transferred to available for sale, with an amortized cost of $18.9 million to reflect an other than temporary impairment of value. These securities were subsequently sold with no additional loss in January 1998.

The net unrealized gain on the nonagency mortgage-related securities transferred to available for sale from held to maturity in 1997 that were not deemed to have an other than temporary impairment of value was $588,000, which was credited to stockholders' equity, net of income tax of $206,000.

Pledged securities HTM with an amortized cost and securities AFS at fair value totaled approximately $1.7 billion at December 31, 1999, and $653 million at December 31, 1998, to secure certain deposits, Federal Home Loan Bank advances, or for other purposes as required or permitted by law.

NOTE 6 LOANS:

Loans at December 31 are summarized below:

                                                                      1999             1998
                                                                   ----------       ----------
                                                                         (IN THOUSANDS)
Commercial and financial                                           $1,389,282       $  929,844
Agricultural                                                           23,056           32,364
Real estate -- construction                                           560,450          461,157
Real estate -- mortgage                                             5,601,825        5,079,270
Installment loans to individuals                                      760,106          750,831
Lease financing                                                        23,229           19,231
                                                                   ---------------------------
          Total                                                    $8,357,948       $7,272,697
                                                                   ===========================

A summary of the changes in the allowance for loan losses for the years indicated is as follows:

                                                               1999           1998           1997
                                                             --------       --------       --------
                                                                         (IN THOUSANDS)
Balance at beginning of year                                 $ 99,677       $ 92,731       $ 71,767
Balance related to acquisitions                                 8,016          3,636            728
Provision for loan losses                                      19,243         14,740         31,668
Charge-offs                                                   (16,621)       (17,039)       (15,049)
Recoveries                                                      2,881          5,609          3,617
                                                             --------------------------------------
  Net charge-offs                                             (13,740)       (11,430)       (11,432)
                                                             --------------------------------------
Balance at end of year                                       $113,196       $ 99,677       $ 92,731
                                                             --------------------------------------
                                                             --------------------------------------

Nonaccrual loans totaled $32.1 million and $48.2 million at December 31, 1999 and 1998, respectively.

Management has determined that commercial loans and commercial real estate loans that have nonaccrual status or have had their terms restructured are defined as impaired loans. The following table presents data on impaired loans at December 31:

                                                                    1999          1998
                                                                   -------       -------
                                                                      (IN THOUSANDS)
Impaired loans for which an allowance has been provided            $ 3,174       $ 1,887
Impaired loans for which no allowance has been provided             11,576        13,540
                                                                   ---------------------
Total loans determined to be impaired                              $14,750       $15,427
                                                                   =====================
AFLL related to impaired loans                                     $ 1,731       $   805
                                                                   =====================

                                                                 1999          1998          1997
                                                                -------       -------       -------
                                                                          (IN THOUSANDS)
For the years ended December 31:
Average recorded investment in impaired loans                   $16,640       $15,652       $13,103
                                                                ===================================
Cash basis interest income recognized from impaired loans       $ 1,081       $ 1,062       $   650
                                                                ===================================

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

                                                                     1999
                                                                --------------
                                                                (IN THOUSANDS)
Balance at beginning of year                                       $ 85,555
New loans                                                            90,374
Repayments                                                          (49,208)
Changes due to status of executive officers and directors            (2,100)
                                                                   --------
Balance at end of year                                             $124,621
                                                                   ========

The Corporation serves the credit needs of its customers by offering a wide variety of loan programs to customers, primarily in Wisconsin, Illinois, and Minnesota. The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 1999, no concentrations existed in the Corporation's loan portfolio in excess of 10% of total loans, or $836 million.

NOTE 7 MORTGAGE SERVICING RIGHTS:

A summary of changes in the balance of mortgage servicing rights is as follows:

                                                                            1999       1998
                                                                           -------    -------
                                                                             (IN THOUSANDS)
Balance at beginning of year                                               $30,214    $22,535
  Additions                                                                 12,389     21,502
  Amortization                                                              (9,690)    (6,833)
  Change in valuation allowance                                              8,023     (6,990)
                                                                           ------------------
Balance at end of year                                                     $40,936    $30,214
                                                                           ==================

A summary of changes in the valuation allowance during 1999, 1998, and 1997 is as follows:

                                                                 1999       1998       1997
                                                                -------    -------    ------
                                                                       (IN THOUSANDS)
Balance at beginning of year                                    $ 8,023    $ 1,033    $   27
  Additions                                                          --      7,748     1,006
  Reversals                                                      (8,023)      (758)       --
                                                                ----------------------------
Balance at end of year                                          $    --    $ 8,023    $1,033
                                                                ============================

At December 31, 1999, the Corporation was servicing 1- to 4-family residential mortgage loans owned by other investors with balances totaling $5.57 billion compared to $5.21 billion and $4.97 billion at December 31, 1998 and 1997, respectively.

NOTE 8 PREMISES AND EQUIPMENT:

A summary of premises and equipment at December 31 is as follows:

                                                                  1999        1998
                                                                --------    --------
                                                                   (IN THOUSANDS)
Premises                                                        $124,947    $120,013
Land and land improvements                                        26,638      26,150
Furniture and equipment                                          128,324     119,758
Leasehold improvements                                            14,575      11,500
Less: Accumulated depreciation and amortization                 (154,384)   (137,279)
                                                                --------------------
          Total                                                 $140,100    $140,142
                                                                --------------------
                                                                --------------------

Depreciation and amortization of premises and equipment totaled $17.4 million in 1999, $14.4 million in 1998, and $14.2 million in 1997.

Data processing and management information system services are provided by a third party to the Corporation pursuant to an agreement for information technology services. The existing agreement at December 31, 1999, will be replaced by an agreement with a different third party in mid-2000. The new agreement, which will be in effect from June 30, 2000 through June 2005, calls for monthly fixed and variable fees covering the cost of systems operations and the migration to new systems. Operational costs are subject to annual adjustment, indexed to changes in the Consumer Price Index (CPI). The costs associated with the agreement are included in the minimum annual rental and commitment table below.

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

The approximate minimum annual rentals and commitments under these noncancelable agreements and leases with remaining terms in excess of one year are as follows:

                                                                (IN THOUSANDS)
2000                                                               $ 9,030
2001                                                                12,738
2002                                                                12,343
2003                                                                11,689
2004                                                                10,564
Thereafter                                                          22,678
                                                                   -------
          Total                                                    $79,042
                                                                   =======

Total rental and service expense under leases and other agreements, net of sublease income, totaled $28.0 million in 1999, $23.7 million in 1998, and $21.6 million in 1997.

NOTE 9 DEPOSITS:

The distribution of deposits at December 31 is as follows:

                                                                   1999          1998
                                                                ----------    ----------
                                                                     (IN THOUSANDS)
Noninterest-bearing demand deposits                             $1,103,931    $  998,379
Interest-bearing demand deposits                                   838,201       835,296
Savings deposits                                                   868,514       936,677
Money market deposits                                            1,483,779     1,164,433
Brokered time deposits                                             337,243        72,496
Other time deposits                                              4,060,161     4,550,538
                                                                ------------------------
          Total deposits                                        $8,691,829    $8,557,819
                                                                ========================

Time deposits of $100,000 or more were $804.9 million and $853.6 million at December 31, 1999 and 1998, respectively. Aggregate annual maturities of certificate accounts at December 31, 1999 are as follows:

MATURITIES DURING YEAR END
DECEMBER 31,                                                    (IN THOUSANDS)
--------------------------                                      --------------
2000                                                              $3,492,269
2001                                                                 653,962
2002                                                                 163,806
2003                                                                  47,832
2004                                                                  24,770
Thereafter                                                            14,765
                                                                  ----------
          Total                                                   $4,397,404
                                                                  ==========

NOTE 10 SHORT-TERM BORROWINGS:

Short-term borrowings at December 31 are as follows:

                                                                   1999          1998
                                                                ----------    ----------
                                                                     (IN THOUSANDS)
Federal funds purchased and securities sold under agreements
  to repurchase                                                 $1,344,396    $  502,586
Federal Home Loan Bank (FHLB) advances                             531,652       937,021
Notes payable to banks                                             156,900       217,535
Treasury, tax, and loan notes                                      742,142         5,192
Other borrowed funds                                                    --         8,759
                                                                ------------------------
          Total                                                 $2,775,090    $1,671,093
                                                                ========================

Notes payable to banks are unsecured borrowings under existing lines of credit. At December 31, 1999, the Corporation's parent company had $200 million of established lines of credit with various nonaffiliated banks, of which $156.9 million was outstanding. Borrowings under these lines accrue interest at short-term market rates and are payable upon demand or in maturities up to 90 days.

The short-term FHLB advances are secured by blanket collateral agreements on the subsidiary banks' mortgage loan portfolios whereby qualifying mortgages (as defined) with unpaid principal balances aggregating no less than 167% of the FHLB advances are maintained. In addition, at December 31, 1999 and 1998, certain subsidiary banks delivered collateral of $4 million and $42 million, respectively, of mortgage-related securities.

Included in short-term borrowings are FHLB advances with original maturities of less than one year and callable notes that have one-year call premiums, which the Corporation expects may be called, even if the notes have maturities exceeding one year.

NOTE 11 LONG-TERM DEBT:

Long-term debt at December 31 is as follows:

                                                                 1999       1998
                                                                -------    -------
                                                                  (IN THOUSANDS)
Federal Home Loan Bank advances (4.95% to 7.63% maturing in     $17,098    $18,200
  2000 through 2014 in 1999, and 4.95% to 7.63% maturing in
  2000 through 2013 in 1998)
Industrial development revenue bonds (6.60% to 7.25% in 1999      5,780      5,780
  and 1998)
Other borrowed funds                                              1,405      2,024
                                                                ------------------
          Total long-term debt                                  $24,283    $26,004
                                                                ==================

The table below summarizes the maturities of the Corporation's long-term debt at December 31, 1999:

YEAR                                                            (IN THOUSANDS)
----                                                            --------------
2000                                                               $   287
2001                                                                 9,735
2002                                                                   140
2003                                                                 7,247
2004                                                                   150
Thereafter                                                           6,724
                                                                   -------
          Total long-term debt                                     $24,283
                                                                   =======

The industrial revenue bonds are payable in annual installments ranging from $125,000 to $150,000 with additional payments of $1,910,000 and $3,320,000 due
October 1, 2012 and 2021, respectively. Interest is payable semi-annually. The bonds were used to refinance an apartment project which was previously sold. The bonds are collateralized by mortgage-backed securities with a carrying value and fair value of $9,128,000 and $9,202,000, respectively, at December 31, 1999.

NOTE 12 STOCKHOLDERS' EQUITY:

The Corporation issued shares in conjunction with merger and acquisition activity (see Note 2 of the notes to consolidated financial statements). These shares had minimal impact on shareholders' equity at December 31, 1999, due to repurchase activity authorized by the Corporation's Board of Directors ("BOD"). Additionally, on June 12, 1998, the Corporation distributed 12.7 million shares of common stock in connection with a 5-for-4 stock split effected in the form of a 25% stock dividend. On March 17, 1997, the Corporation distributed 3.7 million shares of common stock in connection with a 6-for-5 stock split effected in the form of a 20% stock dividend. Share and price information has been adjusted to reflect all stock splits and dividends.

The Corporation's Articles of Incorporation authorize the issuance of 750,000 shares of preferred stock at a par value of $1.00 per share. No shares have been issued.

At December 31, 1999, subsidiary net assets equaled $928.2 million, of which approximately $158.3 million could be transferred to the Corporation in the form of cash dividends without prior regulatory approval, subject to the capital needs of each subsidiary.

The BOD approved the implementation of a broad-based stock option grant, effective July 28, 1999. This stock option grant provides all qualifying employees with an opportunity and an incentive to buy shares of the Corporation and align their financial interest with the growth in value of the Corporation's shares. These options have 10-year terms, fully vest in two years, and have exercise prices equal to 100% of market value on the date of grant. As of December 31, 1999, 1,322,025 shares remain available for granting.

The Corporation has an Incentive Stock Option Plan that provides for the granting of options to key employees to purchase common stock at a price at least equal to the fair market value of the stock on the date of grant. The options granted are for a ten-year term and may be exercised at any time during this period. As of December 31, 1999, 7,634 shares remain available for granting. No options have been granted from this plan since 1985.

In January 1998, the BOD, with subsequent approval of the Corporation's shareholders, approved an amendment, increasing the number of shares available to be issued by an additional 1,875,000 shares, to the Amended and Restated Long-Term Incentive Stock Plan ("Stock Plan"). The Stock Plan was adopted by the BOD and originally approved by shareholders in 1987 and amended in 1994 and 1997. Options are generally exercisable up to 10 years from the date of grant and vest over two to three years. As of December 31, 1999, approximately 2,057,015 shares remain available for grants.

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

                                          1999                            1998                            1997
                              --------------------------------------------------------------------------------------------
                                               RANGE OF                        RANGE OF                        RANGE OF
                                OPTIONS        EXERCISE         OPTIONS        EXERCISE         OPTIONS        EXERCISE
                              OUTSTANDING       PRICES        OUTSTANDING       PRICES        OUTSTANDING       PRICES
                              --------------------------------------------------------------------------------------------
Outstanding, January 1         1,960,748     $ 2.59-$42.80     2,396,119     $ 2.59-$32.58     2,695,339     $ 2.59-$24.58
Granted                        1,298,730      30.91- 39.50       386,375      40.30- 42.80       317,213      28.17- 32.58
Exercised                       (251,386)      3.50- 28.17      (786,060)      2.59- 28.17      (608,378)      2.71- 24.58
Forfeited                        (93,016)      7.90- 40.30       (35,686)      7.49- 40.30        (8,055)     12.34- 28.17
                              --------------------------------------------------------------------------------------------
Outstanding, December 31       2,915,076     $ 2.59-$42.80     1,960,748     $ 2.59-$42.80     2,396,119     $ 2.59-$32.58
                              ============================================================================================
Options exercisable at
  year-end                     1,337,387                       1,297,179                       1,821,573
                              ============================================================================================

The following table summarizes information about the Corporation's stock options outstanding at December 31, 1999:

                                    OPTIONS      WEIGHTED AVERAGE     REMAINING        GRANTS       WEIGHTED AVERAGE
                                  OUTSTANDING     EXERCISE PRICE     LIFE (YEARS)    EXERCISABLE     EXERCISE PRICE
                                  ----------------------------------------------------------------------------------
Range of Exercise Prices:
$ 2.59 -- $ 5.33                      41,514          $ 3.43             1.46            41,514          $ 3.43
$ 7.90 -- $ 8.36                     217,543            8.13             1.91           217,543            8.13
$12.34 -- $17.88                     404,234           16.83             3.76           397,064           16.82
$19.20 -- $24.58                     379,132           22.23             5.62           377,937           22.23
$28.17 -- $32.58                     829,387           29.62             8.41           181,323           28.24
Greater than $39.50                1,043,266           39.79             9.05           122,006           40.32
                                  ----------------------------------------------------------------------------------
TOTAL                              2,915,076          $28.55             7.05         1,337,387          $20.21
                                  ==================================================================================

For purposes of providing the pro forma disclosures required under SFAS No. 123, the fair value of stock options granted in 1997, 1998, and 1999 was estimated at the date of grant using a Black-Scholes option pricing model which was originally developed for use in estimating the fair value of traded options which have different characteristics from the Corporation's employee stock options. The model is also sensitive to changes in the subjective assumptions which can materially affect the fair value estimate. As a result, management believes the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of employee stock options.

The following assumptions were used in estimating the fair value for options granted in 1999, 1998 and 1997:

                                                                 1999           1998         1997
                                                               ---------       ------       ------
Dividend yield                                                     3.39%        3.39%        2.10%
Risk free interest rate                                            4.97%        5.61%        6.47%
Weighted average expected life                                 5.50 yrs.       7 yrs.       7 yrs.
Expected volatility                                               24.51%       21.95%       19.64%

The weighted average per share fair values of options granted in 1999, 1998, and 1997 were $7.59, $9.11, and $8.00, respectively. The annual expense allocation methodology prescribed by SFAS No. 123 attributes a higher percentage of the reported expense to earlier years than to later years, resulting in an accelerated expense recognition.

Had the Corporation determined the compensation cost based on the fair value at grant date for its stock options under SFAS No. 123, the Corporation's net income and net income per share would have been as summarized below:

                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                                 -------------------------------------
                                                                   1999           1998          1997
                                                                 --------       --------       -------
                                                                         (IN THOUSANDS, EXCEPT
                                                                          PER SHARE AMOUNTS)
Net Income                                      As Reported      $164,943       $157,020       $52,359
                                                Pro Forma        $162,226       $155,356       $51,179
Basic Earnings Per Share                        As Reported      $   2.60       $   2.49       $  0.83
                                                Pro Forma        $   2.55       $   2.46       $  0.81
Diluted Earnings Per Share                      As Reported      $   2.57       $   2.46       $  0.82
                                                Pro Forma        $   2.53       $   2.44       $  0.80

Pro forma net income reflects only options granted in 1999, 1998, and 1997. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' graded vesting period and compensation cost for options granted prior to January 1, 1997, is not considered.

NOTE 13 RETIREMENT PLAN:

The Corporation has a noncontributory defined benefit retirement plan (the "Plan") covering substantially all full-time employees. The benefits are based primarily on years of service and the employee's compensation paid while a participant in the plan. The Corporation's funding policy is consistent with the funding requirements of federal law and regulations.

The following tables set forth the Plan's funded status and net periodic benefit cost:

                                                                            1999       1998
                                                                           -------    -------
                                                                            ($ IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
Net benefit obligation at beginning of year                                $37,301    $31,144
Service cost                                                                 3,858      3,369
Interest cost                                                                2,549      2,329
Plan amendments                                                                 --         92
Actuarial (gain) loss                                                       (4,136)     2,282
Gross benefits paid                                                         (2,520)    (1,915)
                                                                           ------------------
  Net benefit obligation at end of year                                    $37,052    $37,301
                                                                           ------------------
                                                                           ------------------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year                             $37,035    $34,230
Actual return on plan assets                                                   511      3,856
Employer contributions                                                       1,992        864
Gross benefits paid                                                         (2,520)    (1,915)
                                                                           ------------------
  Fair value of plan assets at end of year                                 $37,018    $37,035
                                                                           ------------------
                                                                           ------------------
FUNDED STATUS
Funded status at end of year                                               $   (34)   $  (266)
Unrecognized net actuarial gain                                             (5,974)    (4,117)
Unrecognized prior service cost                                                657        719
Unrecognized net transition asset                                           (2,031)    (2,354)
                                                                           ------------------
  Net amount recognized at end of year in the balance sheet                $(7,382)   $(6,018)
                                                                           ------------------
                                                                           ------------------
WEIGHTED AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
Discount rate                                                                7.75%      6.75%
Rate of increase in compensation levels                                       5.00       5.00
                                                                           ==================

                                                                 1999       1998       1997
                                                                -------    -------    -------
                                                                      ($ IN THOUSANDS)
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                                    $ 3,858    $ 3,369    $ 1,957
Interest cost                                                     2,549      2,329      2,015
Expected return on plan assets                                   (2,789)    (2,511)    (2,151)
Amortization of:
  Transition asset                                                 (324)      (324)      (324)
  Prior service cost                                                 63         35         31
  Actuarial loss                                                     --         --          3
                                                                -----------------------------
          Total net periodic benefit cost                       $ 3,357    $ 2,898    $ 1,531
                                                                -----------------------------
Weighted average assumptions used in cost calculations:
Discount rate                                                      6.75%      7.00%      7.50%
Rate of increase in compensation levels                            5.00       5.00       5.00
Expected long-term rate of return on plan assets                   9.00       9.00       9.00
                                                                -----------------------------
                                                                -----------------------------

FFC had a noncontributory defined benefit retirement plan covering substantially all Illinois-based employees. This plan was merged into the Corporation's plan on January 1, 1998. Plan disclosures for periods prior to January 1, 1998, are included in the Corporation disclosure above.

The Corporation and its subsidiaries also have a Profit Sharing/Retirement Savings Plan. The Corporation's contribution is determined annually by the Administrative Committee of the BOD, based in part on performance-based formulas provided in the plan. Total expense related to contributions to the plan was $2.3 million, $9.1 million, and $4.5 million in 1999, 1998, and 1997, respectively. Prior to 1998, FFC had a defined-contribution profit sharing plan, under which corporate contributions were discretionary. This plan was merged with the Corporation's plan in January 1998. Total expense related to contributions to the FFC plan was $3.5 million in 1997.

FFC sponsored a supplemental executive retirement plan for certain executive officers, which was partially funded through life insurance and provided additional benefit at retirement, and an unfunded defined benefit retirement plan for all outside directors. FFC also entered into employment agreements with certain executive officers. As a result of the 1997 merger with the Corporation, FFC recorded a charge of $11.7 million for the year ended December 31, 1997, to terminate the plans and employment agreements. This charge is included in the Corporation's merger, integration, and other one-time charges as described in
Note 3.

NOTE 14 INCOME TAX EXPENSE:

The current and deferred amounts of income tax expense (benefit) are as follows:

                                                                     YEARS ENDED DECEMBER 31,
                                                               -------------------------------------
                                                                1999           1998           1997
                                                               -------    --------------    --------
                                                                          (IN THOUSANDS)
Current:
  Federal                                                      $66,735       $65,938        $ 75,238
  State                                                          1,095           114           9,624
                                                               -------------------------------------
Total current                                                   67,830        66,052          84,862
Deferred:
  Federal                                                        3,894         8,087         (17,860)
  State                                                            649         1,804          (3,093)
                                                               -------------------------------------
Total deferred                                                   4,543         9,891         (20,953)
                                                               -------------------------------------
Total income tax expense                                       $72,373       $75,943        $ 63,909
                                                               -------------------------------------
                                                               -------------------------------------

Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities resulted in deferred taxes. Deferred tax assets and liabilities at December 31 are as follows:

                                                                 1999       1998
                                                                -------    -------
                                                                  (IN THOUSANDS)
Gross deferred tax assets:
  Allowance for loan losses                                     $44,332    $38,792
  Accrued liabilities                                             5,333      7,306
  Accrued pension expense                                         1,186      1,168
  Deferred compensation                                           8,179      7,565
  Securities valuation adjustment                                14,797     18,993
  Deposit base intangible                                         6,595      6,885
  Benefit of tax loss carryforwards                              14,505     13,357
  Other                                                             227        406
                                                                ------------------
Total gross deferred tax assets                                  95,154     94,472
Valuation adjustment for deferred tax assets                    (14,928)   (18,866)
                                                                ------------------
                                                                 80,226     75,606
Gross deferred tax liabilities:
  Premises and equipment                                          1,343      2,146
  Deferred loan fee income and other loan yield adjustment        1,538         --
  FHLB bank stock dividend                                        1,028      1,028
  State income taxes                                              8,045      5,654
  Other                                                          13,551     15,157
                                                                ------------------
Total gross deferred tax liabilities                             25,505     23,985
                                                                ------------------
Net deferred tax assets                                          54,721     51,621
                                                                ------------------
Tax effect of unrealized gain (loss) related to available
  for sale securities                                            21,327    (13,351)
                                                                ------------------
Net deferred tax assets including unrealized gain related to
  available for sale securities                                 $76,048    $38,270
                                                                ------------------
                                                                ------------------

Components of the 1998 deferred tax assets have been adjusted to reflect the filing of corporate income tax returns.

For financial reporting purposes, a valuation allowance has been recognized to offset deferred tax assets related to state net operating loss carryforwards of a subsidiary and other temporary differences. When realized, the tax benefit for these items will be used to reduce current tax expense for that period.

The effective income tax rate differs from the statutory federal tax rate. The major reasons for this difference are as follows:

                                                                1999    1998    1997
                                                                ----    ----    -----
Federal income tax rate at statutory rate                       35.0%   35.0%   35.0%
Increases (decreases) resulting from:
  Tax-exempt interest and dividends                             (3.2)   (1.7)   (2.9)
  State income taxes (net of federal income taxes)               1.2     1.7     3.3
  Merger, integration, and other one-time charges                 --      --     3.4
  Change in valuation allowance for deferred tax assets         (1.7)   (2.4)   15.7
  Other                                                          (.8)     --     0.5
                                                                ---------------------
  Effective income tax rate                                     30.5%   32.6%   55.0%
                                                                ---------------------
                                                                ---------------------

FFB qualified under provisions of the Internal Revenue Code that permitted it to deduct from taxable income an allowance for bad debts that differed from the provision for such losses charged to income for financial reporting purposes. Accordingly, no provision for income taxes has been made for $79,243,000 of retained income at December 31, 1999. If income taxes had been provided, the deferred tax liability would have been approximately $31,804,000.

NOTE 15 COMMITMENTS, OFF-BALANCE SHEET RISK, AND CONTINGENT LIABILITIES:

COMMITMENTS AND OFF-BALANCE SHEET RISK

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage its own exposure to interest rate risk. These financial instruments include lending-related commitments and interest rate swaps.

LENDING-RELATED COMMITMENTS
For off-balance sheet lending-related commitments (such as commitments to extend credit, commercial letters of credit, and standby letters of credit), the associated credit risk is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. The fair value for off-balance sheet lending commitments is based on fees currently charged to enter into similar agreements and is not material at December 31, 1999 and 1998. The following is a summary of lending-related financial instruments with off-balance sheet risk at December 31:

                                                                   1999          1998
                                                                ----------    ----------
                                                                     (IN THOUSANDS)
Commitments to extend credit                                    $3,165,411    $2,929,012
Commercial letters of credit                                        26,666         9,795
Standby letters of credit and financial guarantees written         147,864       113,155
Loans sold with recourse                                             7,851        11,904

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

All loans currently sold to others are sold on a nonrecourse basis with the servicing rights of these loans retained by the Corporation. At December 31, 1999 and 1998, $8 million and $12 million, respectively, of the serviced loans were previously sold with recourse, the majority of which is either federally-insured or federally-guaranteed.

INTEREST RATE SWAPS
As part of managing the Corporation's interest rate risk, a variety of derivative financial instruments could be used to hedge market values and to alter the cash flow characteristics of certain on-balance sheet instruments. The Corporation has principally used interest rate swaps. In these swap agreements, the Corporation agrees to exchange, at specified intervals, the difference between fixed- and floating-interest amounts calculated on an agreed-upon notional principal amount. Pay fixed interest rate swaps are used to convert fixed rate assets into synthetic variable rate instruments and to convert variable rate funding sources into synthetic fixed rate funding instruments. Receive fixed interest rate swaps are used to convert variable rate assets into synthetic fixed rate instruments and to convert fixed rate funding sources into synthetic variable rate funding instruments.

Associated's interest rate swaps at December 31, 1999, are summarized below. There were no interest rate swaps at December 31, 1998. The effect on net interest income for 1999 was a decrease of $148,000. The 1999 swaps hedge money market deposits and the receive rate is based on 3 month LIBOR.

                                                    ESTIMATED                    WEIGHTED AVERAGE
                                       NOTIONAL    FAIR MARKET    ----------------------------------------------
                                        AMOUNT        VALUE       PAY RATE    RECEIVE RATE    REMAINING MATURITY
                                       --------    -----------    --------    ------------    ------------------
                                          ($ IN THOUSANDS)
Pay fixed swaps                        $300,000    $     1,812      6.36%        6.12%             29 months

The Corporation may enter into various interest rate futures contracts to hedge specific investment securities. These contracts are commitments to either purchase or sell a financial instrument at a specified date on an agreed-upon future date. There were no interest rate futures contracts used in 1999 or 1998. In November 1997, the Corporation hedged certain agency issued zero-coupon bonds held by FFC, with a carrying value of $37.2 million and a market value of $41.6 million, by executing various interest rate futures contracts. At December 31, 1997, these contracts had a notional value of $70.5 million and a maturity date of March 1998. In January 1998, the futures contracts were closed and the zero-coupon bonds were sold, with a net gain of $5.1 million recognized in investment securities gains in the first quarter of 1998.

CONTINGENT LIABILITIES

There are legal proceedings pending against certain subsidiaries of the Corporation in the ordinary course of their business. Although litigation is subject to many uncertainties and the ultimate exposure with respect to these matters cannot be ascertained, management believes, based upon discussions with counsel, that the Corporation has meritorious defenses, and any ultimate liability would not have a material adverse affect on the consolidated financial position or results of operations of the Corporation.

NOTE 16 PARENT COMPANY FINANCIAL INFORMATION:

Presented below are condensed financial statements for the Parent Company:

                                 BALANCE SHEETS

                                                                   1999          1998
                                                                ----------    ----------
                                                                     (IN THOUSANDS)
ASSETS
Cash and due from banks                                         $      854    $      645
Notes receivable from subsidiaries                                 117,239       255,513
Investment in subsidiaries                                         928,237       826,403
Other assets                                                        58,198        45,397
                                                                ------------------------
Total assets                                                    $1,104,528    $1,127,958
                                                                ========================
LIABILITY AND STOCKHOLDERS' EQUITY
Short-term borrowings                                           $  156,900    $  217,535
Long-term debt                                                       1,405            --
Accrued expenses and other liabilities                              36,434        31,702
                                                                ------------------------
Total liabilities                                                  194,739       249,237
Stockholders' equity                                               909,789       878,721
                                                                ------------------------
Total liabilities and stockholders' equity                      $1,104,528    $1,127,958
                                                                ========================

                              STATEMENTS OF INCOME

                                                                      FOR THE YEARS ENDED
                                                                         DECEMBER 31,
                                                                -------------------------------
                                                                  1999        1998       1997
                                                                --------    --------    -------
                                                                        (IN THOUSANDS)
INCOME
Dividends from subsidiaries                                     $ 73,675    $161,675    $63,355
Management and service fees from subsidiaries                     19,355      10,092      4,685
Interest income on notes receivable                                8,007       9,432      7,615
Other income                                                       1,919       1,543        514
                                                                -------------------------------
Total income                                                     102,956     182,742     76,169
                                                                -------------------------------
EXPENSE
Interest expense on borrowed funds                                 7,886       5,571      4,634
Salaries and employee benefits                                    13,470       7,367      3,871
Merger, integration, and other one-time charges                       --          --     20,837
Other expense                                                      8,948       6,352      5,203
                                                                -------------------------------
Total expense                                                     30,304      19,290     34,545
                                                                -------------------------------
Income before income tax expense (benefit) and equity in
  undistributed income                                            72,652     163,452     41,624
Income tax expense (benefit)                                      (1,041)        751     (6,155)
                                                                -------------------------------
Income before equity in undistributed net income of
  subsidiaries                                                    73,693     162,701     47,779
Equity in undistributed net income of subsidiaries                91,250      (5,681)     4,580
                                                                -------------------------------
Net income                                                      $164,943    $157,020    $52,359
                                                                -------------------------------
                                                                -------------------------------

                            STATEMENTS OF CASH FLOWS

                                                                       FOR THE YEARS ENDED
                                                                           DECEMBER 31,
                                                              --------------------------------------
                                                                1999           1998           1997
                                                              ---------      ---------      --------
                                                                          (IN THOUSANDS)
OPERATING INCOME
Net income                                                    $ 164,943      $ 157,020      $ 52,359
Adjustments to reconcile net income to net cash provided
  by operating activities:
     (Increase) decrease in equity in undistributed net
       income of subsidiaries                                   (91,250)         5,681        (4,580)
     Depreciation and other amortization                            388            298           161
     Amortization of intangibles                                    404            443           446
     Gain on sales of assets, net                                  (783)        (1,321)         (356)
     (Increase) decrease in interest receivable and other
       assets                                                   (12,911)         2,949       (10,714)
     Increase in interest payable and other liabilities           4,732          6,226        12,080
                                                              --------------------------------------
Net cash provided by operating activities                        65,523        171,296        49,396
                                                              --------------------------------------
INVESTING ACTIVITIES
Proceeds from sales of investment securities                        604          1,602           357
Net cash paid in acquisition of subsidiary                      (10,584)       (16,021)           --
Net decrease (increase) in notes receivable                     138,274       (116,616)      (16,335)
Purchase of premises and equipment, net of disposals               (503)        (1,527)         (176)
Capital (contributed to) received from subsidiaries              52,464        (62,162)           --
                                                              --------------------------------------
Net cash provided (used) by investing activities                180,255       (194,724)      (16,154)
                                                              --------------------------------------
FINANCING ACTIVITIES
Net increase (decrease) in short-term borrowings                (60,635)       129,146        14,213
Net increase in long-term debt                                    1,405             --            --
Cash dividends paid                                             (73,743)       (65,841)      (49,328)
Proceeds from exercise of stock options                           3,421          7,926         5,168
Purchase and retirement of treasury stock                       (91,762)            --            --
Purchase of treasury stock                                      (24,255)       (47,163)       (3,599)
                                                              --------------------------------------
Net cash provided (used) by financing activities               (245,569)        24,068       (33,546)
                                                              --------------------------------------
Net increase (decrease) in cash and cash equivalents                209            640          (304)
Cash and due from banks at beginning of year                        645              5           309
                                                              --------------------------------------
Cash and due from banks at end of year                        $     854      $     645      $      5
                                                              --------------------------------------
                                                              --------------------------------------

NOTE 17 FAIR VALUE OF FINANCIAL INSTRUMENTS:

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Corporation disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Corporation's financial instruments.

The estimated fair values of the Corporation's financial instruments at December 31, 1999 and 1998 are as follows:

                                                            1999                        1998
                                                  ----------------------------------------------------
                                                   CARRYING                    CARRYING
                                                    AMOUNT      FAIR VALUE      AMOUNT      FAIR VALUE
                                                  ----------------------------------------------------
                                                                     (IN THOUSANDS)
Financial assets:
  Cash and due from banks                         $  284,652    $  284,652    $  331,532    $  331,532
  Interest-bearing deposits in other financial
     institutions                                      4,394         4,394       200,467       200,467
  Federal funds sold and securities purchase
     under purchased under agreements to
     resell                                           25,120        25,120         4,485         4,485
  Investment securities:
  Held to maturity                                   414,037       413,107       550,775       562,940
  Available for sale                               2,841,498     2,841,498     2,356,960     2,356,960
  Loans held for sale                                 11,955        12,001       165,170       166,011
  Loans                                            8,357,948     8,295,682     7,272,697     7,339,376
Financial liabilities:
  Deposits                                         8,691,829     8,677,444     8,557,819     8,569,915
  Short-term borrowings                            2,775,090     2,775,090     1,671,093     1,671,093
  Long-term debt                                      24,283        25,283        26,004        27,814
Off-balance sheet:
  Interest rate swap agreements                           --         1,812            --            --
                                                  ----------------------------------------------------

At December 31, 1999, the notional amount of off-balance sheet instruments was $300 million of interest rate swap agreements. There were no interest rate swaps at December 31, 1998. See Note 15 for information on the fair value of lending-related off-balance sheet financial instruments.

CASH AND DUE FROM BANKS, INTEREST-BEARING DEPOSITS IN OTHER FINANCIAL INSTITUTIONS, AND FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL--For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

INVESTMENT SECURITIES HELD TO MATURITY, INVESTMENT SECURITIES AVAILABLE FOR SALE, AND TRADING ACCOUNT SECURITIES--The fair value of investment securities held to maturity, investment securities available for sale, and trading account securities, except certain state and municipal securities, is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. The fair value of certain state and municipal securities is not readily available through market sources other than dealer quotations, so fair value estimates are based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued. There were no trading account securities at December 31, 1999 or 1998.

LOANS HELD FOR SALE--Fair value is estimated using the prices of the Corporation's existing commitments to sell such loans and/or the quoted market prices for commitments to sell similar loans.

LOANS--Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, commercial real estate, residential mortgage, credit card, and other consumer. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for similar maturities. Future cash flows are also adjusted for estimated reductions or delays due to delinquencies, nonaccruals, or potential charge-offs.

DEPOSITS--The fair value of deposits with no stated maturity such as noninterest-bearing demand deposits, savings, NOW accounts, and money market accounts, is equal to the amount payable on demand as of December 31. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

SHORT-TERM BORROWINGS--For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

LONG-TERM DEBT--Rates currently available to the Corporation for debt with similar terms and remaining maturities are used to estimate fair value of existing borrowings.

INTEREST RATE SWAP AGREEMENTS--The fair value of interest rate swap agreements is obtained from dealer quotes. These values represent the estimated amount the Corporation would receive or pay to terminate the agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counter-parties.

LIMITATIONS--Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Corporation's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Corporation's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Corporation and the subsidiary banks meet all capital adequacy requirements to which they are subject.

As of December 31, 1999 and 1998, the most recent notifications from the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation categorized the Corporation and its subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Corporation must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions' category.

The actual capital amounts and ratios of the Corporation and its significant subsidiaries are presented below. No deductions from capital were made for interest rate risk in 1999 or 1998.

                                                                                   TO BE WELL CAPITALIZED
                                                             FOR CAPITAL           UNDER PROMPT CORRECTIVE
                                       ACTUAL             ADEQUACY PURPOSES          ACTION PROVISIONS:
                                 ------------------       ------------------       -----------------------
                                  AMOUNT     RATIO*        AMOUNT     RATIO*         AMOUNT       RATIO*
                                 --------    ------       --------    ------       ----------    ---------
                                                             ($ IN THOUSANDS)
AS OF DECEMBER 31, 1999:
-----------------------------
ASSOCIATED BANC-CORP
-----------------------------
Total Capital                    $941,005    10.99%       $684,739    +8.00%        $855,923      +10.00%
Tier I Capital                   $831,907     9.72%       $342,369    +4.00%        $513,554       +6.00%
Leverage                         $831,907     6.80%       $489,083    +4.00%        $611,353       +5.00%
ASSOCIATED BANK ILLINOIS, N.A
-----------------------------
Total Capital                    $187,183    11.12%       $134,660    +8.00%        $168,325      +10.00%
Tier I Capital                   $166,084     9.87%       $ 67,330    +4.00%        $100,995       +6.00%
Leverage                         $166,084     6.03%       $110,108    +4.00%        $137,635       +5.00%
ASSOCIATED BANK MILWAUKEE
-----------------------------
Total Capital                    $189,302    10.87%       $139,329    +8.00%        $174,161      +10.00%
Tier I Capital                   $166,283     9.55%       $ 69,664    +4.00%        $104,497       +6.00%
Leverage                         $166,283     6.05%       $109,988    +4.00%        $137,485       +5.00%
ASSOCIATED BANK GREEN BAY
-----------------------------
Total Capital                    $176,525    10.75%       $131,339    +8.00%        $164,174      +10.00%
Tier I Capital                   $142,972     8.71%       $ 65,670    +4.00%        $ 98,505       +6.00%
Leverage                         $142,972     6.60%       $ 86,632    +4.00%        $108,290       +5.00%
ASSOCIATED BANK NORTH
-----------------------------
Total Capital                    $114,485    12.43%       $ 73,705    +8.00%        $ 92,132      +10.00%
Tier I Capital                   $101,650    11.03%       $ 36,853    +4.00%        $ 55,279       +6.00%
Leverage                         $101,650     7.14%       $ 56,983    +4.00%        $ 71,229       +5.00%
AS OF DECEMBER 31, 1998:
-----------------------------
ASSOCIATED BANC-CORP
-----------------------------
Total Capital                    $906,326    12.28%       $590,291    +8.00%        $737,863      +10.00%
Tier I Capital                   $815,069    11.05%       $295,145    +4.00%        $442,718       +6.00%
Leverage                         $815,069     7.56%       $431,304    +4.00%        $539,130       +5.00%
ASSOCIATED BANK ILLINOIS, N.A
-----------------------------
Total Capital                    $199,346    14.04%       $113,605    +8.00%        $142,006      +10.00%
Tier I Capital                   $181,509    12.78%       $ 56,803    +4.00%        $ 85,204       +6.00%
Leverage                         $181,509    12.82%       $ 56,641    +4.00%        $ 70,801       +5.00%
ASSOCIATED BANK MILWAUKEE
-----------------------------
Total Capital                    $158,680    10.08%       $125,887    +8.00%        $157,359      +10.00%
Tier I Capital                   $137,508     8.74%       $ 62,944    +4.00%        $ 94,415       +6.00%
Leverage                         $137,508     7.47%       $ 73,672    +4.00%        $ 92,091       +5.00%
ASSOCIATED BANK GREEN BAY
-----------------------------
Total Capital                    $138,636    10.26%       $108,137    +8.00%        $135,172      +10.00%
Tier I Capital                   $108,023     7.99%       $ 54,069    +4.00%        $ 81,103       +6.00%
Leverage                         $108,023     6.92%       $ 62,397    +4.00%        $ 77,997       +5.00%
ASSOCIATED BANK NORTH
-----------------------------
Total Capital                    $108,959    12.92%       $ 67,457    +8.00%        $ 84,321      +10.00%
Tier I Capital                   $ 97,094    11.51%       $ 33,729    +4.00%        $ 50,593       +6.00%
Leverage                         $ 97,094    10.09%       $ 38,501    +4.00%        $ 48,127       +5.00%

+ Represents the 'greater than or equal to' sign.

     *Total Capital ratio is defined as Tier 1 Capital plus Tier 2 Capital divided by total risk-weighted assets. The Tier 1 Capital ratio is defined as Tier 1 capital divided by total risk-weighted assets. The leverage ratio is defined as Tier 1 capital divided by the most recent quarter's average total assets.

NOTE 19 EARNINGS PER SHARE:

Presented below are the calculations for basic and diluted earnings per share:

                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                                -------------------------------------
                                                                   1999          1998         1997
                                                                ----------    ----------    ---------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Basic:
Net income                                                       $164,943      $157,020      $52,359
Weighted average shares outstanding                                63,507        63,125       62,884
Basic earnings per common share                                  $   2.60      $   2.49      $  0.83
                                                                =====================================
Diluted:
Net income                                                       $164,943      $157,020      $52,359
Weighted average shares outstanding                                63,507        63,125       62,884
Effect of dilutive stock options outstanding                          554           664        1,051
                                                                -------------------------------------
Diluted weighted average shares outstanding                        64,061        63,789       63,935
Diluted earnings per common share                                $   2.57      $   2.46      $  0.82
                                                                =====================================

NOTE 20 SEGMENT REPORTING

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires selected financial and descriptive information about reportable operating segments. The statement replaces the "industry segment" concept of SFAS No. 14 with a "management approach" concept as the basis for identifying reportable segments. The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions, allocating resources, and assessing performance. Consequently, the segments are evident from the structure of the enterprise's internal organization, focusing on financial information that an enterprise's chief operating decision-makers use to make decisions about the enterprise's operating matters.

While the Corporation began a process toward evaluating business lines and products across its subsidiaries in 1999, management decision making has been and is still strongly based on financial information by legal entity. The Corporation, prior to and since the 1997 merger with FFC, has managed itself as a multibank holding company with a super community banking philosophy. Each banking entity is empowered to make decisions that are appropriate for its customers and for the business environment of its communities.

The Corporation's reportable segment is banking. The Corporation conducts its banking segment through its bank, leasing, mortgage, insurance, and brokerage subsidiaries. For purposes of segment disclosure under this statement, these entities have been combined as one, given these segments have similar economic characteristics and the nature of their products, services, processes, customers, delivery channels, and regulatory environment are similar. Banking includes: a) business banking - small business and other business lending, investment management, leasing, business deposits, and a complement of services such as cash management, insurance, and international banking; and b) retail banking - installment, mortgage, and other real estate lending, credit cards, insurance, brokerage, and deposits.

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

                                              BANKING        OTHER       ELIMINATIONS    CONSOLIDATED TOTAL
                                              -------        -----       ------------    ------------------
                                                                 (IN THOUSANDS)
1999
Interest income                             $   844,607    $   15,378    $   (45,465)       $   814,520
Interest expense                                452,362        11,878        (45,465)           418,775
                                            -----------    ----------    -----------        -----------
  Net interest income                           392,245         3,500             --            395,745
Provision for loan losses                        18,616           627             --             19,243
Noninterest income                              161,179       121,721       (116,994)           165,906
Depreciation and amortization                    19,996         9,024             (3)            29,017
Other noninterest expense                       295,726        97,337       (116,988)           276,075
Income taxes                                     65,613         6,584            176             72,373
                                            -----------    ----------    -----------        -----------
  Net income                                $   153,473    $   11,649    $      (179)       $   164,943
                                            ===========    ==========    ===========        ===========
          Total assets                      $13,463,684    $1,215,247    $(2,159,029)       $12,519,902
                                            ===========    ==========    ===========        ===========
1998
Interest income                             $   813,561    $   10,374    $   (38,170)       $   785,765
Interest expense                                441,771         7,427        (38,170)           411,028
                                            -----------    ----------    -----------        -----------
  Net interest income                           371,790         2,947             --            374,737
Provision for loan losses                        14,740            --             --             14,740
Noninterest income                              137,182        86,489        (55,720)           167,951
Depreciation and amortization                    32,855         3,785         (1,354)            35,286
Other noninterest expense                       246,442        58,431        (45,174)           259,699
Income taxes                                     69,197         6,571            175             75,943
                                            -----------    ----------    -----------        -----------
  Net income                                $   145,738    $   20,649    $    (9,367)       $   157,020
                                            ===========    ==========    ===========        ===========
          Total assets                      $11,479,306    $1,235,362    $(1,464,001)       $11,250,667
                                            ===========    ==========    ===========        ===========
1997
Interest income                             $   806,408    $    9,757    $   (28,246)       $   787,919
Interest expense                                433,641         6,331        (28,335)           411,637
                                            -----------    ----------    -----------        -----------
  Net interest income                           372,767         3,426             89            376,282
Provision for loan losses                        14,868            --             --             14,868
Noninterest income                              107,622        56,397        (33,427)           130,592
Depreciation and amortization                    26,216         2,698             --             28,914
Other noninterest expense                       282,202        47,765        (86,855)           243,112
Income taxes                                     75,727         2,425           (350)            77,802
                                            -----------    ----------    -----------        -----------
  Subtotal                                  $    81,376    $    6,935    $    53,867            142,178
                                            ===========    ==========    ===========
Merger, integration, and other one-time
  charges, net of tax (see Note 3)                                                              (89,819)
                                                                                            -----------
Net income                                                                                  $    52,359
                                                                                            ===========
          Total assets                      $12,469,413    $1,400,046    $(3,179,017)       $10,690,442
                                            ===========    ==========    ===========        ===========

INDEPENDENT AUDITORS' REPORT
ASSOCIATED BANC-CORP

The Board of Directors
Associated Banc-Corp:

We have audited the accompanying consolidated balance sheets of Associated Banc-Corp and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of Associated Banc-Corp's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of First Financial Corporation and subsidiaries, a wholly-owned subsidiary of Associated Banc-Corp as of December 31, 1997, which consolidated statement of income reflected total revenues constituting 52.6% for the year ended December 31, 1997, of the related consolidated total. Those financial statements were audited by Ernst & Young LLP whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for First Financial Corporation and subsidiaries, is based solely on the report of Ernst & Young LLP.

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

In our opinion, based on our audits and the report of Ernst & Young LLP, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Associated Banc-Corp and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

/s/ KPMG LLP

KPMG LLP
Chicago, Illinois
January 19, 2000

INDEPENDENT AUDITORS' REPORT
FIRST FINANCIAL CORPORATION

The Board of Directors
First Financial Corporation

We have audited the consolidated statements of income, changes in stockholders' equity, and cash flows of First Financial Corporation and subsidiaries (the "Corporation") for the year ended December 31, 1997 (not presented separately herein). These consolidated statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall statement of income presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of First Financial Corporation and subsidiaries for the year ended December 31, 1997 in conformity with generally accepted accounting principles.

/s/ ERNST & YOUNG LLP
Ernst & Young LLP
Milwaukee, Wisconsin
January 22, 1998

MARKET INFORMATION

                                                                                    MARKET PRICE RANGE
                                                                                       SALES PRICES
                                                                                    -------------------
                                                   DIVIDENDS PAID   BOOK VALUE       HIGH         LOW
                                                   --------------   ----------      ------       ------
1999
  4th Quarter                                          $.290          $14.40        $40.38       $33.75
  3rd Quarter                                           .290           14.54         41.19        35.09
  2nd Quarter                                           .290           14.18         43.06        30.81
  1st Quarter                                           .290           14.27         35.25        30.31
-------------------------------------------------------------------------------------------------------
1998
  4th Quarter                                          $.290          $13.97        $37.00       $26.75
  3rd Quarter                                           .290           13.96         42.38        31.44
  2nd Quarter                                           .232           13.70         43.70        36.25
  1st Quarter                                           .232           13.24         43.80        38.09
-------------------------------------------------------------------------------------------------------

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

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information in the Corporation's definitive Proxy Statement, prepared for the 2000 Annual Meeting of Shareholders, which contains information concerning directors of the Corporation, under the caption "Election of Directors," is incorporated herein by reference. The information concerning "Executive Officers of the Registrant," as a separate item, appears in Part I of this document.

ITEM 11  EXECUTIVE COMPENSATION

The information in the Corporation's definitive Proxy Statement, prepared for the 2000 Annual Meeting of Shareholders, which contains information concerning this item, under the caption "Executive Compensation," is incorporated herein by reference.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information in the Corporation's definitive Proxy Statement, prepared for the 2000 Annual Meeting of Shareholders, which contains information concerning this item, under the captions "Principal Holders of Common Stock" and "Security Ownership of Management," is incorporated herein by reference.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in the Corporation's definitive Proxy Statement, prepared for the 2000 Annual Meeting of Shareholders, which contains information concerning this item under the caption "Certain Transactions," is incorporated herein by reference.

                                    PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)1 AND 2 FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     The following financial statements and financial statement schedules are included under a separate caption "Financial Statements and Supplementary Data" in Part II, Item 8 hereof and are incorporated herein by reference.

     Consolidated Balance Sheets -- December 31, 1999 and 1998

     Consolidated Statements of Income -- For the Years Ended December 31, 1999, 1998, and 1997

     Consolidated Statements of Changes in Stockholders' Equity -- For the Years Ended December 31, 1999, 1998, and 1997

     Consolidated Statements of Cash Flows -- For the Years Ended December 31, 1999, 1998, and 1997

     Notes to Consolidated Financial Statements

     Independent Auditors' Reports

(A)3 EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

EXHIBIT                                                    SEQUENTIAL PAGE NUMBER OR
 NUMBER                 DESCRIPTION                       INCORPORATE BY REFERENCE TO
--------  ----------------------------------------  ----------------------------------------
(3)(a)    Articles of Incorporation                 Exhibit (3)(a) to Report on Form 10-K
                                                    for fiscal year ended December 31, 1999
(3)(b)    Bylaws                                    Exhibit (3)(b) to Report on Form 10-K
                                                    for fiscal year ended December 31, 1999
(4)       Instruments Defining the Rights of
          Security Holders, Including Indentures
          The Registrant, by signing this report,
          agrees to furnish the Securities and
          Exchange Commission, upon its request, a
          copy of any instrument that defines the
          rights of holders of long-term debt of
          the Registrant and all of its
          subsidiaries for which consolidated or
          unconsolidated financial statements are
          required to be filed and that authorizes
          a total amount of securities not in
          excess of 10% of the total assets of the
          Registrant and its subsidiaries on a
          consolidated basis
*(10)(a)  The 1982 Incentive Stock Option           Exhibit (10) to Report on Plan Form 10-K
                                                    for fiscal year ended December 31, 1987
*(10)(b)  The Restated Long-Term Stock Plan of the  Exhibits filed with Incentive
          Registrant                                Associated's registration statement
                                                    (333-46467) on Form S-8 filed under the
                                                    Securities Act of 1933
*(10)(c)  Change of Control Plan of the Registrant  Exhibit (10)(d) to Report on Form 10-K
          effective April 25, 1994                  for fiscal year ended December 31, 1994
*(10)(d)  Deferred Compensation Plan and Deferred   Exhibit (10)(e) to Report on Form 10-K
          Compensation Trust effective as of        for fiscal year ended December 31, 1994
          December 16, 1993, and Deferred
          Compensation Agreement of the Registrant
          dated December 31, 1994
(11)      Statement Re Computation of Per Share     See Note 19 in Part II Item 8
          Earnings
(21)      Subsidiaries of the Corporation           Filed herewith
(23)      Consents of Independent Auditors          Filed herewith
(24)      Power of Attorney                         Filed herewith
(27)      Financial Data Schedule                   Filed herewith

-------------------------
* Management contracts and arrangements.

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

                                                     ASSOCIATED BANC-CORP
Date: March 23, 2000                                 By: /s/ H. B. CONLON
                                                         -------------------------------------
                                                         H. B. Conlon
                                                         Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 By: /s/ H. B. CONLON                                By: *
     ------------------------------------            -------------------------------------
     H. B. Conlon                                        William R. Hutchinson
     Chairman and Chief Executive Officer                Director

 By: /s/ JOSEPH B. SELNER                            By: *
     ------------------------------------            -------------------------------------
     Joseph B. Selner                                    Robert P. Konopacky
     Chief Financial Officer                             Director
     Principal Financial Officer and
     Principal Accounting Officer

 By: /s/ ROBERT C. GALLAGHER                         By: *
     ------------------------------------            -------------------------------------
     Robert C. Gallagher                                 Dr. George R. Leach
     President, Chief Operating Officer,                 Director
     and a Director

 By: *                                               By: *
     ------------------------------------            -------------------------------------
     John C. Seramur                                     John C. Meng
     Vice Chairman                                       Director

 By: *                                               By: *
     ------------------------------------            -------------------------------------
     Robert S. Gaiswinkler                               J. Douglas Quick
     Director                                            Director

 By: *                                               By: *
     ------------------------------------            -------------------------------------
     Ronald R. Harder                                    John H. Sproule
     Director                                            Director

 By: *                                               By: *
     ------------------------------------            -------------------------------------
     John S. Holbrook, Jr.                               Ralph R. Staven
     Director                                            Director

*By: /s/ BRIAN R. BODAGER                            By: *
     ------------------------------------            -------------------------------------
     Brian R. Bodager                                    Norman L. Wanta
     Attorney-in-Fact                                    Director

Date: March 23, 2000