Form 10-Q
period 2000-03-31
ASSOCIATED BANC-CORP
filed 2000-05-15
CIK 7789

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

    X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----------   SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended           March 31, 2000
                                            -----------------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant's common stock, par value $0.01 per share, at April 30, 2000, was 62,878,670.

                              ASSOCIATED BANC-CORP
                                TABLE OF CONTENTS
                                                                      Page No.
                                                                      --------
PART I. Financial Information

        Item 1.   Financial Statements (Unaudited):

                  Consolidated Balance Sheets -
                  March 31, 2000, March 31, 1999
                  and December 31, 1999

                  Consolidated Statements of Income -
                  Three Months Ended March 31, 2000 and 1999

                  Consolidated Statement of Changes in
                  Stockholders' Equity - Three Months Ended
                  March 31, 2000

                  Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 2000 and 1999

                  Notes to Consolidated Financial Statements

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk

PART II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K

                  See Footnote (5) in Part I Item I

 Signatures

                                           PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

                                               ASSOCIATED BANC-CORP
                                            Consolidated Balance Sheets
                                                    (Unaudited)

                                             March 31,  March 31,  December 31,
                                               2000       1999        1999
                                               ----       ----        ----
                                             (In thousands, except share data)
ASSETS

Cash and due from banks                   $   289,243  $   253,036  $   284,652
Interest-bearing deposits in
  other financial institutions                  4,550        5,600        4,394
Federal funds sold and securities
  purchased under agreements to resell         83,285       33,225       25,120
Investment securities:
  Held to maturity-at amortized cost
  (fair value of $401,951, $520,819,
   and $413,107, respectively)                406,227      512,340      414,037
  Available for sale-at fair value
  (amortized cost of $2,853,866,
   $2,492,237, and $2,901,607,
   respectively)                            2,786,209    2,516,992    2,856,346
Loans held for sale                             7,284      127,893       11,955
Loans                                       8,589,984    7,463,922    8,343,100
Allowance for loan losses                    (116,297)    (103,064)    (113,196)
                                           ------------------------------------
  Loans, net                                8,473,687    7,360,858    8,229,904
Premises and equipment                        136,092      140,130      140,100
Other assets                                  548,043      351,742      553,394
                                           ------------------------------------
  Total assets                            $12,734,620  $11,301,816  $12,519,902
                                           ====================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing deposits              $ 1,112,924  $   940,883  $ 1,103,931
Interest-bearing deposits                   8,084,860    7,496,753    7,587,898
                                           ------------------------------------
  Total deposits                            9,197,784    8,437,636    8,691,829
Short-term borrowings                       2,381,852    1,815,020    2,775,090
Long-term debt                                122,834       27,848       24,283
Accrued expenses and other liabilities        111,362      117,781      118,911
                                           ------------------------------------
  Total liabilities                        11,813,832   10,398,285   11,610,113

Stockholders' equity
  Preferred stock                                 ---          ---          ---
  Common stock (Par value $0.01 per share,
    authorized 100,000,000 shares, issued
    63,389,734, shares)                           634          634          634
    Surplus                                   226,042      225,757      226,042
    Retained earnings                         750,683      663,328      728,754
    Accumulated other comprehensive
      income (loss)                           (43,590)      15,716      (38,782)
    Treasury stock at cost (454,072,
      58,826 and 189,610 shares,
      respectively)                           (12,981)      (1,904)      (6,859)
                                           ------------------------------------
  Total stockholders' equity                  920,788      903,531      909,789
                                           ------------------------------------
  Total liabilities and
    stockholders' equity                  $12,734,620  $11,301,816  $12,519,902
                                           ====================================

See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:

                              ASSOCIATED BANC-CORP
                        Consolidated Statements of Income
                                   (Unaudited)

 Three Months Ended
                                                                  March 31,
                                                             2000          1999
                                                             ----          ----
                                                           (In thousands except
                                                               per share data)
INTEREST INCOME
  Interest and fees on loans                               $ 172,239  $ 150,383
  Interest and dividends on investment securities:
    Taxable                                                   41,722     40,179
    Tax exempt                                                 8,196      4,739
  Interest on deposits in other financial institutions            64        161
  Interest on federal funds sold and securities
    purchased under agreements to resell                         552        238
                                                            -------------------
    Total interest income                                    222,773    195,700
INTEREST EXPENSE
  Interest on deposits                                        81,558     77,399
  Interest on short-term borrowings                           41,421     21,061
  Interest on long-term borrowings                             1,445        442
                                                            -------------------
    Total interest expense                                   124,424     98,902
                                                            -------------------
NET INTEREST INCOME                                           98,349     96,798
  Provision for loan losses                                    5,715      4,451
                                                            -------------------
  Net interest income after provision
    for loan losses                                           92,634     92,347
NONINTEREST INCOME
  Trust service fees                                          10,123      9,581
  Service charges on deposit accounts                          7,474      6,917
  Mortgage banking                                             4,590     11,392
  Credit card and other nondeposit fees                        5,276      4,558
  Retail commission income                                     5,608      3,886
  Asset sale gains, net                                        8,264        282
  Investment securities gains (losses), net                   (1,702)     3,589
  Other                                                        6,311      4,002
                                                             ------------------
    Total noninterest income                                  45,944     44,207
NONINTEREST EXPENSE
    Salaries and employee benefits                            38,638     38,230
    Occupancy                                                  6,144      5,926
    Equipment                                                  4,097      3,692
    Data processing                                            5,679      5,295
    Business development and advertising                       3,230      3,059
    Stationery and supplies                                    1,824      1,871
    FDIC expense                                                 477        862
    Other                                                     18,522     19,649
                                                             ------------------
      Total noninterest expense                               78,611     78,584
                                                             ------------------
Income before income taxes                                    59,967     57,970
Income tax expense                                            16,886     19,019
                                                             ------------------
NET INCOME                                                  $ 43,081   $ 38,951
                                                             ==================
Earnings per share:
  Basic                                                     $   0.68   $   0.62
  Diluted                                                   $   0.68   $   0.61
Average shares outstanding:
  Basic                                                       63,186     63,214
  Diluted                                                     63,466     63,752

See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:

                              ASSOCIATED BANC-CORP
            Consolidated Statement of Changes in Stockholders' Equity
                                   (Unaudited)

                                                                          Accumulated
                                 Common                                      Other
                                 Stock                     Retained      Comprehensive     Treasury
                                 Amount      Surplus       Earnings      Income (Loss)      Stock       Total
                               --------------------------------------------------------------------------------
                                                                ($ in Thousands)
Balance, December 31, 1999       $  634    $ 226,042       $ 728,754      $ (38,782)     $ (6,859)  $  909,789
Comprehensive income:
   Net income                       ---          ---          43,081            ---           ---       43,081
   Net unrealized holding
   losses arising
   during the period                ---          ---            ---          (9,250)          ---       (9,250)
   Add back:
     reclassification
     adjustment for net
     lossesrealized in
     net income                     ---          ---            ---           1,702           ---        1,702
   Income tax effect                ---          ---            ---           2,740           ---        2,740
                                                                                                       -------
     Comprehensive income                                                                               38,273
Cash dividends, $0.29  per
  share                             ---          ---        (18,340)            ---           ---      (18,340)
Common stock issued:
  Incentive stock options           ---          ---         (2,812)            ---         4,641        1,829
Purchase of treasury stock          ---          ---            ---             ---       (10,763)     (10,763)
                               ================================================================================
Balance, March 31, 2000          $  634     $ 226,042     $ 750,683       $ (43,590)    $ (12,981)   $ 920,788
                               ================================================================================

See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:

                              ASSOCIATED BANC-CORP
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                     For the Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                        2000            1999
                                                        ----            ----
                                                          ($ in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                           $  43,081      $  38,951
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Provision for loan losses                              5,715          4,451
  Depreciation and amortization                          5,078          4,399
  Amortization (accretion) of:
    Mortgage servicing rights                            2,429          2,258
    Intangibles                                          2,024          1,703
    Investment premiums and discounts                      293            350
    Deferred loan fees and costs                           807            378
   (Gain) loss on sales of securities, net               1,702         (3,589)
    Gain on other asset sales, net                      (8,264)          (282)
    Gain on sales of loans held for sale, net             (439)        (5,847)
    Decrease in loans held for sale, net                 5,110         43,124
    Decrease in interest receivable
      and other assets                                  11,909          6,309
    Decrease in interest payable and
      other liabilities                                 (7,549)        (1,429)
                                                      ------------------------
Net cash provided by operating activities               61,896         90,776
                                                      ------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in federal funds sold and
  securities purchased under agreements
  to resell                                            (58,165)       (17,340)
Net (increase) decrease in interest-bearing
  deposits in other financial institutions                (156)       194,884
Net increase in loans                                 (251,442)       (86,817)
Mortgage servicing rights additions                       (739)        (4,731)
Purchases of:
  Securities available for sale                       (281,127)      (373,775)
  Premises and equipment, net of disposals              (2,664)        (4,068)
Proceeds from:
  Sales of securities available for sale               262,634         35,054
  Maturities of securities available for sale           79,159        220,841
  Maturities of securities held to maturity              7,739         38,225
  Sales of other real estate owned and other assets      3,461          1,853
Net cash received in acquisition of subsidiary             ---          3,956
                                                      ------------------------
Net cash provided by (used in) investing activities   (241,300)         8,082
                                                      ------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                    588,325       (272,297)
Net increase (decrease) in short-term borrowings      (393,238)       126,213
Repayment of long-term debt                             (1,448)          (234)
Proceeds from issuance of long-term debt               100,000            ---
Cash dividends                                         (18,340)       (18,477)
Proceeds from exercise of stock options                  1,829          1,087
Sales of branch deposits                               (82,370)           ---
Purchase of treasury stock                             (10,763)       (13,646)
                                                      ------------------------
Net cash provided by financing activities              183,995       (177,354)
                                                      ------------------------
Net  increase (decrease) in cash
  and cash equivalents                                   4,591        (78,496)
Cash and due from banks at
  beginning of period                                  284,652        331,532
                                                      ========================
Cash and due from banks at end of period             $ 289,243      $ 253,036
                                                      ========================
Supplemental  disclosures of cash
  flow information:
Cash paid during the period for:
  Interest                                           $ 122,781      $ 102,651
  Income taxes                                           3,275          2,168
Supplemental schedule of noncash
  investing activities:
  Loans transferred to other real estate                 1,137          5,503
                                                      ========================

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

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with generally accepted accounting principles have been omitted or abbreviated. The information contained in the consolidated financial statements and footnotes in the Corporation's 1999 annual report on Form 10-K, should be referred to in connection with the reading of these unaudited interim financial statements.

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

NOTE 2:  Reclassifications

Certain items in the prior period consolidated financial statements have been reclassified to conform with the March 31, 2000 presentation.

NOTE 3:  Business Combinations

The following  table  summarizes  completed  business  combination  transactions
during  1999.   There  were  no  completed  or  pending   business   combination
transactions in first quarter 2000.

                                                           Consideration Paid
                                                         ------------------------
                                                         Shares of
        Name of Acquired             Date    Method of     Common                 Total
         ($ in millions)           Acquired  Accounting     Stock       Cash      Assets     Loans    Deposits  Intangibles

---------------------------------- --------- ----------- ----------- ------------ -------- ---------- --------- ----------
BNC Financial Corporation ("BNC")  12/31/99  Purchase           ---   $      5.3  $    35   $     33  $    ---    $     1
St Cloud, Minnesota


Riverside Acquisition Corp.        8/31/99   Purchase     2,434,005   $      ---      374   $    266  $    337    $    67
("Riverside")
Minneapolis, Minnesota

Windsor Bancshares, Inc.            2/3/99   Purchase       799,961    $     ---  $   182   $   113   $    152    $    17
("Windsor")
Minneapolis, Minnesota


The consolidated financial statements include the results of operations for the acquisitions accounted for under the purchase method since the date of acquisition.

During first quarter, Riverside and Windsor merged and became Associated Bank Minnesota. Effective March 31, 2000, BNC operates as Associated Commercial Finance, Inc.

NOTE 4:  Adoption of Statements of Financial Accounting Standards ("SFAS")

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

The Corporation plans to adopt the provisions of this statement, as amended, for its quarterly and annual reporting beginning January 1, 2001, the statement's effective date. The impact of adopting the provisions of this statement on the Corporation's financial position, results of operations, and cash flow subsequent to the effective date is not currently estimable and will depend on the financial position of the Corporation and the nature and purpose of the derivative instruments in use at that time.

NOTE 5:  Earnings Per Share

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options.

Presented below are the calculations for basic and diluted earnings per share:

                                          For the three months ended March 31,
                                          ------------------------------------
                                                2000                 1999
                                                ----                 ----
                                          (in thousands, except per share data)

Net income available to
  common stockholders                        $  43,081            $  38,951
Weighted average shares outstanding             63,186               63,214
Effect of dilutive stock options
  outstanding                                      280                  538
                                           -----------------------------------
Diluted weighted average
  shares outstanding                         $  63,466            $  63,752
                                           ===================================

Basic earnings per common share              $    0.68            $    0.62
Diluted earnings per common share            $    0.68            $    0.61
                                           ===================================

NOTE 6:  Interest Rate Swaps

As part of managing the Corporation's interest rate risk, a variety of derivative financial instruments could be used to hedge market values and to alter the cash flow characteristics of certain on-balance sheet instruments. The Corporation has principally used interest rate swaps. The derivative instruments used to manage interest rate risk are linked with a specific asset or liability or a group of related assets or liabilities at the inception of the derivative contract and have a high degree of correlation with the related balance sheet item during the hedge period. The pay fixed interest rate swaps hedge money market deposits, and the pay variable interest rate swap hedges certificates of deposit.

Net interest income or expense on derivative contracts used for interest rate risk management is recorded in the consolidated statements of income as a component of interest income or interest expense depending on the financial instrument to which the swap is designated. Realized gains and losses on contracts, either settled or terminated, are deferred and are recorded as either an adjustment to the carrying value of the related on-balance sheet asset or liability or in other assets or other liabilities. Deferred amounts are amortized into interest income or expense over either the remaining original life of the derivative instrument or the expected life of the related asset or liability. Unrealized gains or losses on these contracts are not recognized on the balance sheet. The table below summarizes the Corporation's interest rate swaps at March 31, 2000. There were no interest rate swaps at March 31, 1999.

                                          Estimated                         Weighted Average
                                                        ---------------------------------------------------------
                           Notional      Fair Market     Pay Rate       Receive Rate        Remaining Maturity
                             Amount         Value
-------------------------- ----------- ---------------- ------------ -------------------- -----------------------
                                ($ in Thousands)
Pay fixed swaps             $300,000        $3,661         6.36%            6.01%               26 months
Pay variable swap           $ 10,000        $ (30)         5.62%            6.35%               12 months

NOTE 7:  Segment Reporting

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


                                                                 Consolidated
                              Banking      Other    Eliminations     Total
                              ------------------------------------------------
As of and for the
three months ended                             ($ in Thousands)
March 31, 2000

Total assets                $13,297,757  $1,200,585 $(1,763,722)  $12,734,620
                             ==================================================

Interest income             $   234,803  $    5,027  $   (17,057)  $   222,773
Interest expense                137,699       3,782      (17,057)      124,424
                             --------------------------------------------------
  Net interest income            97,104       1,245          ---        98,349
Provision for loan losses         5,497         218          ---         5,715
Noninterest income               46,511      33,179      (33,746)       45,944
Depreciation and
  amortization                    7,037       2,500          ---         9,537
Other noninterest expense        75,667      27,153      (33,746)       69,074
Income taxes                     15,432       1,454          ---        16,886
                             --------------------------------------------------
  Net income                $    39,982  $    3,099  $       ---   $    43,081
                             ==================================================

As of and for the
three months ended
March 31, 1999

Total assets                $11,784,341  $1,259,726  $(1,742,251)  $11,301,816
                             ==================================================

Interest income             $   198,211  $    4,872  $    (7,383)  $   195,700
Interest expense                102,270       4,015       (7,383)       98,902
                             --------------------------------------------------
  Net interest income            95,941         857          ---        96,798
Provision for loan losses         4,335         116          ---         4,451
Noninterest income               40,242      29,157      (25,192)       44,207
Depreciation and
  amortization                    6,422       1,922          ---         8,344
Other noninterest expense        71,364      24,065      (25,189)       70,240
Income taxes                     17,890       1,524         (395)       19,019
                             ==================================================
  Net income                $    36,172  $    2,387  $       392   $    38,951
                             ==================================================

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

Management continually evaluates strategic acquisitions and other various strategic alternatives that could involve the sale or acquisition of branches or other assets.

Results of Operations - Summary

Net income for the three months ended March 31, 2000 totaled $43.1 million, or $.68 for basic and diluted earnings per share ("EPS"). Comparatively, net income for the first quarter of 1999 ("1Q99") was $39.0 million, or $.62 and $.61 for basic and diluted EPS, respectively. Operating results for the first quarter of 2000 ("1Q00") generated an annualized return on average assets ("ROA") of 1.38% and an annualized return on average equity ("ROE") of 19.33%, compared to 1.42% and 17.44%, respectively, for the comparable period in 1999. The net interest margin for 1Q00 was 3.46% compared to 3.78% for 1Q99.

Net income for 1Q00 was down $1.3 million from the fourth quarter of 1999 ("4Q99"). Diluted EPS was $.68 compared to $.69 for 4Q99. ROA decreased by 4 basis points and ROE increased by 28 basis points, respectively, over the ratios for 4Q99, with the net interest margin down 19 basis points from the 3.65% for 4Q99.

---------------------------------------------------------------------------------------------------------------------
                                                      TABLE 1
                                       Summary Results of Operations: Trends
                                         ($ in Thousands, except per share)
                                                1st Qtr.       4th Qtr.        3rd Qtr.       2nd Qtr.      1st Qtr.
                                                  2000           1999            1999           1999          1999
---------------------------------------------------------------------------------------------------------------------
Net income (Qtr)                            $     43,081   $      44,334  $      41,782  $     39,876   $     38,951
Net income (YTD)                            $     43,081   $     164,943  $     120,609  $     78,827   $     38,951

Earnings per share - basic (Qtr)            $       0.68   $        0.70  $        0.65  $       0.63   $       0.62
Earnings per share - basic (YTD)            $       0.68   $        2.60  $        1.90  $       1.25   $       0.62

Earnings per share - diluted (Qtr)          $       0.68   $        0.69  $        0.65  $       0.62   $       0.61
Earnings per share - diluted (YTD)          $       0.68   $        2.57  $        1.88  $       1.23   $       0.61

ROA (Qtr)                                          1.38%           1.42%          1.40%         1.40%          1.42%
ROA (YTD)                                          1.38%           1.41%          1.40%         1.41%          1.42%

ROE (Qtr)                                         19.33%          19.05%         18.01%        17.64%         17.44%
ROE (YTD)                                         19.33%          18.04%         17.70%        17.54%         17.44%

Efficiency ratio (Qtr) *                          55.19%          52.31%         52.15%        54.57%         56.17%
Efficiency ratio (YTD) *                          55.19%          53.78%         54.28%        55.37%         56.17%

Net interest margin (Qtr)                          3.46%           3.65%          3.70%         3.74%          3.78%
Net interest margin (YTD)                          3.46%           3.74%          3.74%         3.76%          3.78%

* Noninterest expense divided by sum of taxable equivalent net interest income plus noninterest income, excluding investment securities gains, net, and asset sales gains, net.

Net Interest Income and Net Interest Margin

Net interest income on a fully taxable equivalent basis ("FTE NII") for the three months ended March 31, 2000 was $103.1 million, up $3.5 million or 3.5% over the comparable quarter last year. As indicated in Tables 2 and 3, changes in the volume and mix of average earning assets ("EAs") and interest-bearing liabilities ("IBLs") contributed $11.5 million to FTE NII, while changes in the rate environment impacted FTE NII unfavorably by $8.0 million. The net interest margin ("NIM") was 3.46% for 1Q00, down 32 basis points ("bp") from 3.78% for 1Q99.

EAs increased by $1.4 billion (13.0%) over the comparable quarter last year, while IBLs grew $1.3 billion (14.4%). EA growth occurred in loans, up an average of $960 million or 12.8% (of which $299 million was acquired with Riverside and
BNC), and in investments, up $403 million or 13.5% (of which $284 million was in municipal securities). IBL growth was principally in wholesale funding, up $1.2 billion (68.1%); this funding source represented 27.9% of total IBLs in 1Q00 compared to 19.0% in 1Q99. Interest-bearing deposits grew $134 million (1.8%) (with $199 million acquired with Riverside and $348 million increase in average brokered CDs). During 1Q00, five branches with $83 million in deposits were sold, and 3 branches with $55 million in deposits were sold during 4Q99. Incremental reliance and cost on wholesale funds was incurred to replace sold and reduced deposit dollars.

FTE NII and NIM exhibited compression from the rising interest rate environment and competitive pricing pressures. On a comparable quarter basis, the Fed funds rate was 6.00% at March 31, 2000, up 125 bp from the prior year (and up 93 bp on average). Given the liability sensitive nature of the balance sheet, the yield on total earning assets showed less elasticity to the rising rate environment, while the funding side continued to re-price and price new volumes at higher rates.

The NIM for 1Q00 was 3.46%, down 32 bp from 3.78% in 1Q99. The interest rate spread (the difference between the average earning asset yield and the average rate paid on interest-bearing liabilities) dropped 32 bp, attributable to a 6 bp rise in the yield on EAs and a 38 bp increase in the rate on IBLs. Yields on both loans and investments and other rose (6 bp to 8.12% for loans and 7 bp to 6.50% for investments and other). See Table 2. Wholesale funding costs climbed 85 bp (to 5.77% in 1Q00). The rate on total interest-bearing deposits increased 11 bp (to 4.31%), a combination of a 72 bp increase in brokered CDs and a 3 bp increase in retail interest-bearing deposits. In addition, the lower margin reflects the cost of funding the Corporation's share repurchases during late 1999 and early 2000 and the purchase of an additional $100 million in bank owned life insurance ("BOLI") (a non-interest earning asset). The Corporation may continue to experience further compression due to interest rate increases and competitive pricing pressures.

-----------------------------------------------------------------------------------------------------------------------
                                                       TABLE 2
                                             Net Interest Income Analysis
                                                   ($ in Thousands)
-----------------------------------------------------------------------------------------------------------------------

                                         Three months ended March 31, 2000        Three months ended March 31, 1999
                                         ---------------------------------        ---------------------------------
                                                        Interest     Average                     Interest     Average
                                          Average        Income/     Yield/        Average        Income/     Yield/
                                          Balance        Expense      Rate         Balance        Expense      Rate
-----------------------------------------------------------------------------------------------------------------------
Loans                                  $    8,459,281  $   172,513    8.12%     $    7,499,049  $   150,599     8.06%
Investments and other                       3,382,629       54,977    6.50           2,979,190       47,881     6.43
                                        --------------------------               --------------------------
   Total earning assets                    11,841,910      227,490    7.66          10,478,239      198,480     7.60
Other assets, net                             730,617                                  675,773
                                        -------------                            -------------
   Total assets                        $   12,572,527                           $   11,154,012
                                        =============                            =============

Interest-bearing deposits              $    7,603,932       81,558    4.31      $    7,469,985       77,399     4.20
Wholesale funding                           2,936,597       42,866    5.77           1,746,911       21,503     4.92
                                        --------------------------               --------------------------

   Total interest-bearing liabilities      10,540,529      124,424    4.72           9,216,896       98,902     4.34
                                                         ---------                                  -------
Demand, non-interest bearing                1,027,325                                  903,939
Other liabilities                             108,133                                  127,154
Stockholders' equity                          896,540                                  906,023
                                        -------------                            -------------
   Total liabilities and equity        $   12,572,527                           $   11,154,012
                                        =============                            =============

Interest rate spread                                                  2.94                                      3.26
Net free funds                                                        0.52                                      0.52
                                                                      ----                                      ----
Net interest income and net interest
  margin                                               $   103,066    3.46%                     $    99,578     3.78%
                                                        ==========                               ==========
Tax equivalent adjustment                              $     4,717                              $     2,780
-----------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                     TABLE 3
                             Volume / Rate Variance
                                ($ in Thousands)
 -------------------------------------------------------------------------------
                                                  Comparison of
                                 Three months ended March 31, 2000 versus 1999
                                 ---------------------------------------------
                                   Income/          Variance Attributable to
                                   Expense          ------------------------
                                   Variance *       **Volume         Rate **
--------------------------------------------------------------------------------
INTEREST INCOME
Loans                            $  21,915         $  20,713      $ 1, 202
Investments and Other                7,095             6,567           528
                                    ------
   Total interest income            29,010            27,350         1,660

INTEREST EXPENSE
Interest-bearing deposits        $   4,159         $   2,045      $  2,114
Wholesale funding                   21,363            17,043         4,320
                                    ------
   Total interest expense           25,522            15,854         9,668
                                    ------
   Net interest income           $   3,488         $ 11 ,496      $ (8,008)
                                  ========

* The change in interest due to both rate and volume has been allocated proportionately to volume variance and rate variance based on the relationship of the absolute dollar change in each. ** Variances are computed on a line-by-line basis and are non-additive.

Provision for Loan Losses

The provision for loan losses ("PFLL") for 1Q00 was $5.7 million, up slightly from 4Q99 of $5.7 million, and up $1.2 million from 1Q99 of $4.5 million. Annualized net charge-offs as a percent of average loans for 1Q00 decreased to 0.12% from 0.18% and 0.17% for 4Q99 and 1Q99, respectively. See Table 8.

The PFLL is a function of the methodology used to determine the adequacy of the allowance for loan losses. See additional discussion under the "Allowance for Loan Losses" section.

Noninterest Income

Noninterest income for 1Q00 was $45.9 million, up $1.7 million or 3.9% over 1Q99. Primary components impacting the change between comparable quarters were mortgage banking income (which decreased $6.8 million), and the combined net gains (losses) on investment securities and asset sales (which were up $2.7 million). Noninterest income excluding these items increased $5.8 million or 20.2%, with all categories up over 1Q99.

--------------------------------------------------------------------------------------------------------------------
                                                      TABLE 4
                                                Noninterest Income
                                                  ($ in Thousands)
--------------------------------------------------------------------------------------------------------------------
                                                      1st Qtr.         1st Qtr.          Dollar            Percent
                                                        2000             1999            Change             Change
--------------------------------------------------------------------------------------------------------------------
Trust service fees                               $     10,123     $      9,581      $      542               5.7%
Service charges on deposit accounts                     7,474            6,917             557               8.1
Mortgage banking income                                 4,590           11,392          (6,802)            (59.7)
Credit card and other nondeposit fees                   5,276            4,558             718              15.8
Retail commission income                                5,608            3,886           1,722              44.3
Asset sale gains, net                                   8,264              282           7,982               N/M
BOLI income                                             2,899            1,278           1,621             126.8
Other                                                   3,412            2,724             688              25.3
--------------------------------------------------------------------------------------------------------------------
   Subtotal                                            47,646           40,618           7,028              17.3
Investment securities gains (losses), net              (1,702)           3,589          (5,291)           (147.4)
--------------------------------------------------------------------------------------------------------------------
Total noninterest income                         $     45,944     $     44,207      $    1,737               3.9%
====================================================================================================================
Subtotal, excluding asset sale gains             $     39,382     $     40,336      $     (954)             (2.4)%
Subtotal, excluding  asset sale gains and
  mortgage banking income                        $     34,792     $     28,944      $    5,848              20.2%
====================================================================================================================

N/M = not meaningful

Trust service fees increased $542,000 between comparable first quarter periods as a function of continued improvement in trust business volume. Service charges on deposit accounts were up $557,000 between comparable first quarter periods, primarily due to 1Q00 benefiting from the 1999 mid-year increases and changes in NSF and other service charges. Credit card and other nondeposit fees increased $718,000 between comparable quarters, predominantly due to increased credit card volume processing fees.

Retail commission income (which includes commissions from insurance and brokerage product sales) was up $1.7 million or 44.3% over 1Q99, primarily due to growth in annuity and brokerage product sales and a stronger stock market environment between the comparable quarters. BOLI income more than doubled to $2.9 million. The increase was primarily attributable to the timing of the BOLI investments purchased, with $100 million in October 1998 and an additional $100 million investment made in May 1999. BOLI income is included in other noninterest income on the consolidated statements of income.

Mortgage banking income consists of servicing fees, the gain or loss on sales of mortgage loans to the secondary market, and production-related revenue (origination, underwriting and escrow waiver fees). Mortgage banking income decreased $6.8 million, or 59.7% versus 1Q99. The decrease was primarily a result of an 88% decline in secondary mortgage loan production between comparable periods. The lower production levels adversely impacted gains on sales of mortgages (down $5.4 million) and volume related fees (down $1.2 million). While the mortgage portfolio serviced for others increased to $5.6 billion compared to $5.4 billion at March 31, 1999, servicing fees decreased $205,000, as the mix of the servicing portfolio changed and higher servicing spread business has paid off.

Net asset sale gains increased $8.0 million over 1Q99, of which $8.2 million was attributable to the net premium on deposits of the five branches sold during 1Q00.

Net investment securities gains (losses) decreased $5.3 million from 1Q99. The 1Q00 net losses of $1.7 million were from securities sold to mitigate interest rate risk and enhance future yields. The 1Q99 net gains of $3.6 million were due to the partial sale of an agency security.

Noninterest Expense

Noninterest expense ("NIE") remained relatively unchanged between comparable periods, at $78.6 million for 1Q00, despite carrying a full quarter of expenses for Riverside and BNC in 1Q00 versus none in 1Q99. Excluding the impact of the timing of the acquisitions NIE decreased $4.3 million or 5.5%.

--------------------------------------------------------------------------------------------------------------------
                                                      TABLE 5
                                                Noninterest Expense
                                                  ($ in Thousands)
--------------------------------------------------------------------------------------------------------------------
                                                          1st Qtr.            1st Qtr.       Dollar       Percent
                                                           2000                1999          Change       Change
--------------------------------------------------------------------------------------------------------------------
Salaries and employee benefits                        $    38,638         $    38,230     $     408           1.1%
Occupancy                                                   6,144               5,926           218           3.7
Equipment                                                   4,097               3,692           405          11.0
Data processing                                             5,679               5,295           384           7.3
Business development and advertising                        3,230               3,059           171           5.6
Stationery and supplies                                     1,824               1,871           (47)         (2.5)
FDIC expense                                                  477                 862          (385)        (44.7)
Other                                                      18,522              19,649        (1,127)         (5.7)
====================================================================================================================
Total  noninterest expense                            $    78,611         $    78,584     $      27           0.0%
====================================================================================================================

Salaries and employee benefits were $38.6 million, up only $408,000 or 1.1% over the comparable quarter. While both the additional headcount added by acquisitions and base merit increases between the first quarter periods represented increases to personnel expense, the number of full time equivalent employees (FTEs) have been reduced primarily in operational areas as centralization of processes and other operational-related synergies were achieved throughout 1999 (with approximately 100 fewer FTEs at March 31, 2000 than a year ago).

Occupancy expense was increased primarily due to increased rent. Equipment expense rose predominantly in computer depreciation expense associated with computer upgrades during 1999. Data processing costs increased due to higher processing volumes and software maintenance needs. FDIC expense was lower than 1Q99 largely due to the more favorable combined FDIC rate charged between the comparable quarterly periods.

The largest variance between the comparable quarters was other expense, which decreased $1.1 million. The decrease was primarily the net result of lower professional fees (down $2.1 million between the comparable first quarters, principally due to $1.8 million of Year 2000 consulting expenses in 1Q99), offset by an increase in intangibles amortization expense associated with the timing of the acquisitions (up $550,000 between quarters).

Income Taxes

Income tax expense for 1Q00 was $16.9 million, down $2.1 million or 11.2% from 1Q99. The effective tax rate (income tax expense divided by income before taxes) was 28.2% and 32.8% for 1Q00 and 1Q99, respectively. This decrease is primarily the result of the tax benefit of increased municipal securities (the average balance of municipal securities increased 67% since 1Q99), BOLI income, and the utilization of tax loss carryforwards.

Balance Sheet

At March 31, 2000, total assets were $12.7 billion, an increase of $1.4 billion, or 12.7%, over March 31, 1999. The growth is in part due to the timing of the purchase acquisitions (see Note 3 in the notes to consolidated financial statements). Riverside and BNC accounted for $477 million (including intangibles) of the increase between the comparable first quarter periods. Excluding the two acquisitions and the additional $100 million BOLI investment purchased in mid-1999, the year-over-year growth rate of total assets was 7.6%. Loan growth (including loans held for sale) since 1Q99 was $1.0 billion or 13.2% (of which $299 million came from Riverside and BNC; excluding the acquisitions, loans grew by 9.3%). Total deposits excluding brokered CDs ("retail deposits") were up $85 million or 1.0%; however, excluding the acquisitions and branch sales, retail deposits were down $115 million or 1.4%.

Since year-end 1999, total assets grew $215 million, primarily due to loan growth. Loans (including loans held for sale) increased $242 million (11.7% annualized), to $8.6 billion at March 31, 2000.

----------------------------------------------------------------------------------------------------------------------
                                                       TABLE 6
                                             Period End Loan Composition
                                                   ($ in Thousands)
----------------------------------------------------------------------------------------------------------------------
                                               March 31,   % of           March 31,   % of       Dec. 31,      % of
                                                 2000      Total            1999      Total        1999        Total
----------------------------------------------------------------------------------------------------------------------
Commercial, financial & agricultural
("CF&A loans")                             $  1,489,403     17%       $  1,122,419     15%    $  1,412,338      17%
Real estate-construction                        530,514      6             472,456      6          560,450       7
Real estate-mortgage/commercial               2,109,211     25           1,495,344     20        1,903,633      23
Real estate-mortgage/ residential             3,716,102     43           3,718,457     49        3,695,299      44
Installment loans to individuals                733,094      9             758,503     10          760,106       9
Leases financing                                 18,944     --              24,636     --           23,229      --
----------------------------------------------------------------------------------------------------------------------
Total loans (including loans held for
  sale)                                    $  8,597,268    100%       $  7,591,815   100%     $  8,355,055     100%
======================================================================================================================

----------------------------------------------------------------------------------------------------------------------
                                                       TABLE 7
                                           Period End Deposit Composition
                                                   ($ in Thousands)
----------------------------------------------------------------------------------------------------------------------
                                          March 31,    % of           March 31,    % of         Dec. 31,      % of
                                           2000        Total           1999        Total         1999         Total
----------------------------------------------------------------------------------------------------------------------
Demand                                  $ 1,112,924     12%          $  940,883      11%      $ 1,103,931      13%
Savings                                     991,191     11              930,303      11           838,201       9
NOW                                         829,490      9              780,421       9           868,514      10
Money market                              1,379,980     15            1,322,389      16         1,483,779      17
Brokered CDs                                835,896      9               25,738       0           337,243       4
Other time                                4,048,303     44            4,437,902      53         4,060,161      47
======================================================================================================================
Total deposits                          $ 9,197,784   100%          $ 8,437,636     100%      $ 8,691,829     100%
=====================================================================================================================

On average, total assets for 1Q00 increased to $12.6 billion, or $1.4 billion (12.7%) over 1Q99. Excluding the acquisitions, total assets were up 7.3% on average. Average earning assets for 1Q00 were $11.8 billion which, excluding the acquisitions, increased $877 million over 1Q99. Loan growth in the first quarter accounted for essentially all the earning asset growth.

On average, loans were $8.5 billion for 1Q00, growing $960 million over 1Q99 (12.8%). Without the acquisitions, average loans grew 7.8% over 1Q99. As a result of the Corporation's focus on increasing the mix of commercial lending in its loan portfolio, the majority of loan growth has come primarily from commercial loans.

Historical trends support a seasonal first quarter dip in average deposit balances compared to fourth quarter. On average, deposits were $8.6 billion for 1Q00, decreasing $353 million versus 4Q99 (down 15.8% annualized) and increasing $257 million since 1Q99 (3.1%). Without the acquisitions, average deposits were down 18.1% on an annualized basis for the sequential quarters and down 2.2% for the comparable first quarters.

Allowance for Loan Losses

The loan portfolio is the Corporation's primary asset subject to credit risk. Credit risk is controlled and monitored through the use of lending standards, a thorough review of potential borrowers, and on-going review of loan payment performance. Active asset quality administration, including early problem loan identification and timely resolution of problems, further ensures appropriate management of credit risk and minimization of loan losses.

As of March 31, 2000, the allowance for loan losses ("AFLL") was $116.3 million, representing 1.35% of loans outstanding, compared to $103.1 million, or 1.38% of loans, at March 31, 1999, and $113.2 million, or 1.36% at year-end 1999. At March 31, 2000, the AFLL was 311% of nonperforming loans compared to 225% and 307% at March 31 and December 31, 1999, respectively. The AFLL was increased in part by balances acquired from the purchase acquisitions. The loan portfolios of the acquired entities were predominantly comprised of commercial loans.
Table 8 provides additional information regarding activity in the AFLL.

The March 31, 2000, AFLL increased $13.2 million since March 31, 1999, of which $6.0 million was acquired with the purchase transactions. Period end loans grew $1.1 billion since March 31, 1999, predominately in commercial-oriented loans (CF&A loans, commercial real estate and real estate construction loans included in Table 6) which by their nature carry greater inherent credit risk. The mix of commercial-oriented loans increased as a percent of total loans to 48% at March 31, 2000 when compared to 42% at March 31, 1999.

The March 31, 2000, AFLL increased $3.1 million since December 31, 1999. Additionally, period end loans grew $247 million since year-end. Loan growth has been predominantly in commercial-oriented loans. These commercial-oriented loans increased as a percent of total loans to 48% at March 31, 2000 compared to 47% at December 31, 1999.

--------------------------------------------------------------------------------
                                     TABLE 8
               Allowance for Loan Losses and Nonperforming Assets
                                ($ in Thousands)
--------------------------------------------------------------------------------
                                        At and for the         At and for the
                                      three months ended         Year ended
                                           March 31,            December 31,
--------------------------------------------------------------------------------
                                        2000            1999           1999
--------------------------------------------------------------------------------
Allowance for Loan Losses (AFLL):
Balance at beginning of period       $ 113,196       $  99,677       $  99,677
Balance related to acquisitions            ---           2,037           8,016
Provision for loan losses                5,715           4,451          19,243
Charge-offs                             (3,296)         (3,679)        (16,621)
Recoveries                                 682             578           2,881
                                      ------------------------------------------
  Net loan charge-offs (NCOs)           (2,614)         (3,101)        (13,740)
                                      ------------------------------------------
Balance at end of period             $ 116,297       $ 103,064       $ 113,196
                                      ==========================================

Nonperforming Assets:
Nonaccrual loans                     $  32,716       $  39,749       $  32,076
Accruing loans past due
  90 days or more                        4,615           5,358           4,690
Restructured loans                          10             776             148
                                      ------------------------------------------
Total nonperforming loans (NPLs)        37,341          45,883          36,914
Other real estate owned (OREO)           3,366          10,568           3,740
                                      ------------------------------------------
  Total nonperforming
  assets (NPAs)                      $  40,707       $  56,451       $  40,654
                                      ==========================================

Ratios:
Ratio of AFLL to NCOs
  (annualized)                           11.06%           8.20%           8.24%
Ratio of NCOs to average
  loans (annualized)                      0.12%           0.17%           0.18%
Ratio of AFLL to total loans              1.35%           1.38%           1.36%
Ratio of NPLs to total loans              0.43%           0.61%           0.44%
Ratio of NPAs to total assets             0.32%           0.50%           0.32%
Ratio of AFLL to NPLs                      311%            225%            307%

--------------------------------------------------------------------------------
Charge-offs were $3.3 million for the three months ending March 31, 2000, $3.7 million for the comparable period ending March 31, 1999 and $16.6 million for year-end 1999, while recoveries for the corresponding periods were $0.7 million, $0.6 million and $2.9 million, respectively.

The AFLL represents management's estimate of an amount adequate to provide for losses inherent in the loan portfolio. Management's evaluation of the adequacy of the AFLL is based on management's ongoing review and grading of the loan portfolio, consideration of past loan loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, current economic conditions, the fair value of underlying collateral, and other factors which could affect credit losses.

Management believes the AFLL to be adequate at March 31, 2000. While management uses available information to recognize losses on loans, future adjustments to the AFLL may be necessary based on changes in economic conditions and the impact of such change on the Corporation's borrowers. As an integral part of their examination process, various regulatory agencies also review the AFLL. Such agencies may require that changes in the AFLL be recognized when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

Nonperforming Loans and Other Real Estate Owned

Management's philosophy of the identification of nonaccrual and problem loans is embodied through the ongoing monitoring and reviewing of all pools of risk in the loan portfolio to ensure that problem loans are identified quickly and the risk of loss is minimized.

Nonperforming loans ("NPLs") are considered an indicator of future loan losses. NPLs are defined as nonaccrual loans, loans 90 days or more past due but still accruing and restructured loans. The Corporation specifically excludes student loan balances that are 90 days or more past due and still accruing and that have contractual government guarantees as to collection of principal and interest, from its definition of NPLs. The Corporation had $16 million, $17 million and $11 million of these loans at March 31, 2000, December 31, 1999, and March 31, 1999, respectively.

Table 8 provides detailed information regarding nonperforming assets. Total NPLs at March 31, 2000 were down $427,000 and $8.5 million, from year-end 1999, and 1Q99 respectively. The ratio of nonperforming loans to total loans was .43% at 1Q00, as compared to .44% and .61% at year-end 1999, and 1Q99 respectively. Nonaccrual loans account for approximately $8 million of the decrease in NPLs between comparable first quarter periods. Nonaccrual loans decreased in all categories, and the decline is primarily in commercial and consumer loans, each down approximately $3.5 million.

OREO was $3.4 million at 1Q00, down slightly ($374,000) from 4Q99, and down significantly ($7.2 million) from 1Q99. Approximately $4 million of the change between comparable first quarter periods was predominately due to one large commercial property that was included in OREO at 1Q99 and subsequently sold before year-end 1999. Potential problem loans are loans where there are doubts as to the ability of the borrower to comply with present repayment terms. The decision of management to place loans in this category does not necessarily mean that the Corporation expects losses to occur but that management recognizes that a higher degree of risk is associated with these performing loans. At March 31, 2000, potential problem loans totaled $94 million. The loans that have been reported as potential problem loans are not concentrated in a particular industry. Management does not presently expect significant losses from credits in this category.

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

The parent company's primary funding sources to meet its liquidity requirements are dividends and service fees from subsidiaries, borrowings with major banks, and proceeds from the issuance of equity. The parent company manages its liquidity position to provide the funds necessary to pay dividends to stockholders, service debt, invest in subsidiaries, repurchase common stock, and satisfy other operating requirements. Additionally, the parent company had $225 million of established lines of credit with nonaffiliated banks, of which $91 million was outstanding at March 31, 2000.

The subsidiary banks are subject to regulation and, among other things, may be limited in their ability to pay dividends or transfer funds to the parent company. Accordingly, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available for the payment of cash dividends to the Corporation's stockholders.

During 1999, the parent company and its four largest subsidiary banks were rated by Moody's and Standard and Poor's (S&P). These ratings, along with the Corporation's other ratings, provide opportunity for greater funding capacity and funding alternatives.

Capital

Stockholders' equity at March 31, 2000 increased to $920.8 million, compared to $903.5 million at March 31, 1999. The increase in equity between the two periods was primarily composed of the retention of earnings and the exercise of stock options, with offsetting decreases to equity from the payment of dividends and the repurchase of common stock. Additionally, stockholders' equity at March 31, 2000, included a $43.6 million equity component (included in accumulated other comprehensive income (loss)) related to unrealized losses on securities available-for-sale, net of the tax effect, predominantly due to the impact of the rising rate environment on that portfolio. At March 31, 1999, stockholder's equity included $15.7 million related to unrealized gains on securities available-for-sale, net of the tax effect. The ratio of period-end equity to assets at March 31, 2000 was 7.23%, compared to 7.99% at March 31, 1999.

Stockholders' equity grew $11.0 million since year-end 1999. The increase in equity between the two periods was primarily composed of the retention of earnings and the exercise of stock options, with offsetting decreases to equity from the payment of dividends and the repurchase of common stock. Additionally, stockholders' equity at year-end, included a $38.8 million equity component
(included in accumulated other comprehensive income (loss)) related to unrealized losses on securities available-for-sale, net of the tax effect, predominantly due to the impact of the rising rate environment on that portfolio. The ratio of period-end equity to assets at March 31, 2000 was 7.23% compared to 7.27% December 31, 1999.


Cash dividends of $0.29 per share were paid in 1Q00, representing a payout ratio of 42.65% for the quarter.

The Board of Directors ("BOD") has authorized management to repurchase shares of the Corporation's common stock each quarter in the market, to be made available for issuance in connection with the Corporation's employee incentive plans and for other corporate purposes. The BOD authorized the repurchase of up to 300,000 shares per quarter in 2000. In March 2000, the BOD also authorized the repurchase and cancellation of up to 5% of the Corporation's outstanding shares, not to exceed approximately 3.2 million shares. During 1Q00, 403,000 shares were repurchased under these authorizations.

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

                                     TABLE 9
                                 Capital Ratios
--------------------------------------------------------------------------------
                             Tier I Capital    Total Capital    Tier I Leverage
--------------------------------------------------------------------------------

March 31, 2000                    9.97%            11.24%            6.83%
December 31, 1999                 9.72%            10.99%            6.80%
March 31, 1999                   10.79%            12.15%            7.49%
Regulatory minimum
  requirements                    6.00%            10.00%            5.00%
--------------------------------------------------------------------------------

Subsequent Events

The  Corporation   continually  reviews  its  branch  distribution  network  for efficiencies and utilization of resources. In addition to the three branches sold during 4Q99 and the five branches sold during 1Q00, the Corporation signed an agreement in April 2000 for the sale of deposits of a branch location with $27 million in deposits with an estimated deposit premium of approximately $3 million. The branch sale is expected to be completed in third quarter 2000.

Effective April 1, 2000, the Corporation sold approximately $128 million in credit card receivables to Citibank USA ("Citi"). A gain of approximately $13 million will be recognized in second quarter 2000. In addition, the Corporation will recognize revenue from a revenue sharing arrangement in a five-year agency agreement signed with Citi.

On April 26, 2000, the Board of Directors declared a 10% stock dividend, payable June 15 to shareholders of record at the close of business on June 1. All share data will be adjusted retroactively to reflect the stock split effected in the form of a stock dividend at that time. Any fractional shares resulting from the dividend will be paid in cash.

These subsequent events have not been reflected in the accompanying consolidated financial statements.

Year 2000

The Corporation's Year 2000 Project has been completed. As of May 15, 2000, the Corporation has not experienced any significant disruptions of normal business operations. Additionally, no customer disruptions, which could have resulted in significant financial difficulties, have been brought to the attention of
management   through  May  15,  2000.

ITEM  3.   Quantitative  and  Qualitative Disclosures about Market Risk

The Corporation has not experienced any material changes to its market risk position since December 31, 1999, from that disclosed in the Corporation's 1999 Form 10-K Annual Report.

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

         (b)  Reports on Form 8-K:

              There were no reports on Form 8-K filed for the three months ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          ASSOCIATED BANC-CORP
                                          (Registrant)


Date:  May 15, 2000                       /s/ H. B. Conlon
                                          --------------------------------------
                                          H. B. Conlon
                                          Chairman and Chief Executive Officer


Date:  May 15, 2000                       /s/ Joseph B. Selner
                                          --------------------------------------
                                          Joseph B. Selner
                                          Principal Financial Officer