Form 10-Q
period 2000-06-30
ASSOCIATED BANC-CORP
filed 2000-08-11
CIK 7789

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

    X     QUARTERLY   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
 -------  SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended            June 30, 2000
                                         ---------------------------------------

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE ------- SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                    to
                                         ------------------    -----------------

Commission file number                 0-5519
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant's common stock, par value $0.01 per share, at July 31, 2000, was 68,533,348 shares.

                              ASSOCIATED BANC-CORP
                                TABLE OF CONTENTS


                                                                      Page No.
                                                                       ------
PART I. Financial Information

        Item 1.  Financial Statements (Unaudited):

                 Consolidated Balance Sheets -
                 June 30, 2000, June 30, 1999 and
                 December 31, 1999

                 Consolidated Statements of Income -
                 Three and Six Months Ended
                 June 30, 2000 and 1999

                 Consolidated Statement of Changes in
                 Stockholders' Equity -
                 Six Months Ended June 30, 2000

                 Consolidated Statements of Cash Flows -
                 Six Months Ended June 30, 2000 and 1999

                 Notes to Consolidated Financial Statements

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

         Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk

PART II. Other Information

         Item 4. Submission of Matters to a Vote of Security Holders
         Item 6. Exhibits and Reports on Form 8-K

 Signatures

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

                              ASSOCIATED BANC-CORP
                           Consolidated Balance Sheets
                                   (Unaudited)

                                         June 30,      June 30,     December 31,
                                           2000          1999           1999
                                       -----------------------------------------
                                          ($ in Thousands, except share data)
ASSETS
Cash and due from banks                $   338,727   $   248,019   $   284,652
Interest-bearing deposits in other
  financial institutions                     4,721         5,333         4,394
Federal funds sold and securities
  purchased under agreements to resell     116,320        35,500        25,120
Investment securities:
  Held to maturity-at amortized cost
    (fair value of  $385,283, $483,922,
     and $413,107, respectively)           391,414       479,142       414,037
  Available for sale-at fair value
    (amortized cost of $2,915,152,
     $2,626,334, and $2,901,607,
     respectively)                       2,848,595     2,611,650     2,856,346
Loans held for sale                         11,773        83,800        11,955
Loans                                    8,696,417     7,634,576     8,343,100
Allowance for loan losses                 (115,395)     (103,735)     (113,196)
                                        --------------------------------------
    Loans, net                           8,581,022     7,530,841     8,229,904
Premises and equipment                     134,924       137,513       140,100
Other assets                               570,763       490,986       553,394
                                        ======================================
    Total assets                       $12,998,259   $11,622,784   $12,519,902
                                        ======================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing deposits           $ 1,131,871   $   973,854   $ 1,103,931
Interest-bearing deposits                8,113,520     7,515,832     7,587,898
                                        ----------------------------------------
    Total deposits                       9,245,391     8,489,686     8,691,829
Short-term borrowings                    2,555,837     2,105,821     2,775,090
Long-term debt                             122,792        25,661        24,283
Accrued expenses and other liabilities     144,016       104,410       118,911
                                        ----------------------------------------
    Total liabilities                   12,068,036    10,725,578    11,610,113

Stockholders' equity
  Preferred stock                             ---           ---           ---
  Common stock (par value $0.01
    per share, authorized 100,000,000
    shares, ssued 68,798,457,
    69,728,707 and 69,728,707 shares,
    respectively)                              688           634           634
  Surplus                                  355,279       225,757       226,042
  Retained earnings                        624,661       684,020       728,754
  Accumulated other comprehensive loss     (42,861)       (9,609)      (38,782)
  Treasury stock at cost (262,718,
    114,658 and 208,571 shares,
    respectively)                           (7,544)       (3,596)       (6,859)
                                        ----------------------------------------
    Total stockholders' equity             930,223       897,206       909,789
                                        ----------------------------------------
    Total liabilities and
     stockholders' equity              $12,998,259   $11,622,784   $12,519,902
                                        ========================================

See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:


                              ASSOCIATED BANC-CORP
                        Consolidated Statements of Income
                                   (Unaudited)

                                        Three Months Ended      Six Months
                                            June 30,          Ended June 30,
                                          2000      1999      2000      1999
                                       -----------------------------------------
                                        (In Thousands, except per share data)
INTEREST INCOME
  Interest and fees on loans            $177,650  $151,576  $349,889  $301,959
  Interest and dividends
    on investment securities:
      Taxable                             40,782    40,170    82,504    80,349
      Tax exempt                           9,171     5,281    17,367    10,020
   Interest on deposits in other
      financial institutions                 106       119       170       280
   Interest on federal funds sold
      and securities purchased under
      agreements to resell                   589       231     1,141       469
                                         ---------------------------------------
      Total interest income              228,298   197,377   451,071   393,077
INTEREST EXPENSE
   Interest on deposits                   92,137    75,543   173,695   152,942
   Interest on short-term borrowings      38,074    23,858    79,495    44,919
   Interest on long-term debt              1,725       425     3,170       867
                                         ---------------------------------------
      Total interest expense             131,936    99,826   256,360   198,728
                                         ---------------------------------------
NET INTEREST INCOME                       96,362    97,551   194,711   194,349
   Provision for loan losses               5,166     4,547    10,881     8,998
                                         ---------------------------------------
   Net interest income after
     provision for loan losses            91,196    93,004   183,830   185,351

NONINTEREST INCOME
   Trust service fees                      9,526     9,608    19,649    19,189
   Service charges on deposit
     accounts                              8,207     6,773    15,681    13,690
   Mortgage banking                        4,902     8,043     9,492    19,435
   Credit card and other nondeposit
     fees                                  7,260     5,094    12,536     9,652
   Retail commissions                      5,337     4,897    10,945     8,783
   Asset sale gains, net                  13,043       321    21,307       603
   Investment securities gains
     (losses), net                        (5,490)    1,023    (7,192)    4,612
   Other                                   7,703     5,129    14,014     9,131
                                         ---------------------------------------
     Total noninterest income             50,488    40,888    96,432    85,095
NONINTEREST EXPENSE
   Salaries and employee benefits         38,916    39,153    77,554    77,383
   Occupancy                               5,672     5,581    11,816    11,507
   Equipment                               3,755     3,725     7,852     7,417
   Data processing                         6,708     5,167    12,387    10,462
   Business development and
     advertising                           3,269     3,270     6,499     6,329
   Stationery and supplies                 1,999     2,021     3,823     3,892
   FDIC expense                              421       716       898     1,578
   Other                                  20,291    16,888    38,813    36,537
                                         ---------------------------------------
     Total noninterest expense            81,031    76,521   159,642   155,105
                                         ---------------------------------------
Income before income taxes                60,653    57,371   120,620   115,341
Income tax expense                        16,956    17,495    33,842    36,514
                                         =======================================
NET INCOME                              $ 43,697  $ 39,876  $ 86,778  $ 78,827
                                         =======================================

Earnings per share:
   Basic                                $   0.63  $   0.57  $   1.25  $   1.13
   Diluted                              $   0.63  $   0.57  $   1.25  $   1.12
Average shares outstanding:
   Basic                                  68,918    69,670    69,211    69,603
   Diluted                                69,206    70,314    69,508    70,228

See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:


                              ASSOCIATED BANC-CORP
            Consolidated Statement of Changes in Stockholders' Equity
                                   (Unaudited)

                                                           Accumulated
                                                              Other
                              Common            Retained   Comprehensive Treasury
                              Stock   Surplus   Earnings       Loss       Stock      Total
                             ------------------------------------------------- ------------
                                                    ($ in Thousands)
Balance, December 31, 1999     $634   $226,042  $728,754    $(38,782)    $(6,859)  $909,789
Comprehensive income:
   Net income                   ---        ---    86,778         ---         ---     86,778
   Net unrealized holding
     losses arising during
     the period                 ---        ---       ---     (13,640)        ---    (13,640)
   Add back:
     reclassification
     adjustment for net gains
     (losses) realized in net
     income                     ---        ---       ---       7,192         ---      7,192
   Income tax effect            ---        ---       ---       2,369         ---      2,369
                                                                                   --------
       Comprehensive income                                                          82,699
                                                                                   --------
Cash dividends, $0.53 per
    share                       ---        ---   (36,566)        ---         ---    (36,566)
Common stock issued:
  Stock options exercised       ---        ---    (3,072)        ---       5,064      1,992
  10% stock dividend             63    151,170  (151,233)        ---         ---        ---
Purchase and retirement of
  treasury stock in
  connection with
  repurchase program             (9)   (22,432)      ---         ---       7,782    (14,659)
Tax benefit of stock
  options                       ---        499       ---         ---         ---        499
Purchase of treasury stock      ---        ---       ---         ---     (13,531)   (13,531)
                             ==============================================================
Balance, June 30, 2000         $688   $355,279  $624,661    $(42,861)   $( 7,544)  $930,223
                             ==============================================================

See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:

                              ASSOCIATED BANC-CORP
                      Consolidated Statements Of Cash Flows
                                   (Unaudited)

                                                       For the Six Months Ended
                                                               June 30,
                                                           2000          1999
                                                       -------------------------
                                                           ($ in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                               $ 86,778     $ 78,827
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Provision for loan losses                                10,881        8,998
  Depreciation and amortization                             9,957        9,002
  Amortization (accretion) of:
    Mortgage servicing rights                               4,779        2,420
    Intangibles                                             4,492        3,478
    Investment premiums and discounts                         235          970
    Deferred loan fees and costs                           (1,369)        (751)
  (Gain) loss on sales of securities, net                   7,192       (4,612)
  Gain on sale of assets, net                             (21,307)        (603)
  Gain on sales of loans held for sale, net                (1,135)      (9,029)
  Decrease in loans held for sale, net                      1,317       90,399
  Increase in interest receivable and other
   assets                                                 (25,246)     (32,958)
  Increase (decrease) in interest payable and
  other liabilities                                         5,105       (14,799)
                                                       -------------------------
Net cash provided by operating activities                  81,679        131,342
                                                       -------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in federal funds sold and
  securities purchased under
  agreements to resell                                    (91,200)      (19,615)
Net (increase) decrease in interest-bearing
  deposits in other financial institutions                   (327)      195,151
Net increase in loans                                    (486,370)     (296,914)
Purchases of:
  Securities available for sale                          (632,145)     (775,344)
  Premises and equipment, net of disposals                 (6,413)       (6,027)
  Bank-owned life insurance                                   ---      (100,000)
Proceeds from:
  Sales of securities available for sale                  458,464        36,178
  Maturities of securities available for sale             167,697       528,809
  Maturities of securities held to maturity                22,483        71,405
  Sale of credit card receivables                         156,376           ---
  Sales of other real estate owned and other assets         5,591         3,112
Net cash received in acquisition of subsidiary                ---         3,956
                                                       -------------------------
Net cash used by investing activities                    (405,844)     (359,289)
                                                       -------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                       635,932      (220,247)
Net increase (decrease) in short-term borrowings         (219,254)      417,014
Repayment of long-term debt                                (1,491)         (420)
Proceeds from issuance of long-term debt                  100,000           ---
Cash dividends                                            (36,566)      (36,861)
Proceeds from exercise of stock options                     1,992         1,855
Sales of branch deposits                                  (74,183)          ---
Purchase of treasury stock                                (28,190)      (16,907)
                                                       -------------------------
Net cash provided by financing activities                 378,240       144,434
                                                       -------------------------
Net  increase (decrease) in cash and due
  from banks                                               54,075       (83,513)
Cash and due from banks at beginning of period            284,652       331,532
                                                       =========================
Cash and due from banks at end of period                 $338,727      $248,019
                                                       =========================
Supplemental  disclosures of cash flow
  information:
Cash paid during the period for:
  Interest                                               $248,434      $203,858
  Income taxes                                             42,995        38,501
Supplemental schedule of noncash investing
  activities:
  Loans transferred to other real estate                    3,506         6,528
  Mortgage loans securitized and transferred
  to securities available for sale                            ---        41,201

See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:

                              ASSOCIATED BANC-CORP
                   Notes to Consolidated Financial Statements

NOTE 1:  Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly Associated Banc-Corp's (the "Corporation") financial position, results of its operations and cash flows for the periods presented, and all such adjustments are of a normal recurring nature. The consolidated financial statements include the accounts of all subsidiaries. All material intercompany transactions and balances are eliminated. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2:  Reclassifications

Certain items in the prior period consolidated financial statements have been reclassified to conform with the June 30, 2000 presentation.

NOTE 3:  Business Combinations

The following  table  summarizes  completed  business  combination  transactions
during  1999.   There  were  no  completed  or  pending   business   combination
transactions as of June 30, 2000.

                                                        Consideration Paid
                                                        -------------------
                                                          Shares
                                            Method         of
  Name of Acquired            Date            of          Common            Total
   ($ in millions)          Acquired      Accounting      Stock     Cash    Assets  Loans   Deposits  Intangibles
---------------------------- -------- -------- --------- --------- ------- -------- ------- ---------------------
BNC Financial Corporation    12/31/99      Purchase           ---   $5.3     $ 35    $ 33     $---         $ 1
("BNC")
St Cloud, Minnesota

Riverside Acquisition         8/31/99      Purchase     2,677,405   $---     $374    $266     $337         $67
Corp. ("Riverside")
Minneapolis, Minnesota

Windsor Bancshares, Inc.       2/3/99      Purchase       879,957   $---     $182    $113     $152         $17
("Windsor")
Minneapolis, Minnesota


The consolidated financial statements include the results of operations for the acquisitions accounted for under the purchase method since the date of acquisition.

During the first quarter of 2000, Riverside and Windsor merged and became Associated Bank Minnesota. Effective March 31, 2000, BNC operated as Associated Commercial Finance, Inc.

NOTE 4:  Adoption of Statements of Financial Accounting Standards ("SFAS")

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," requires derivative instruments be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. The statement also provides for offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings.

The Corporation plans to adopt the provisions of this statement, as amended, for its quarterly and annual reporting beginning January 1, 2001, the statement's effective date. The impact of adopting the provisions of this statement on the Corporation's financial position, results of operations, and cash flow subsequent to the effective date is currently being evaluated, but will depend on the financial position of the Corporation and the nature and purpose of the derivative instruments in use at that time.

NOTE 5:  Earnings Per Share

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options.

On April 26, 2000, the Board of Directors declared a 10% stock dividend, payable June 15 to shareholders of record at the close of business on June 1. All share and per share data in the accompanying consolidated financial statements, except for the share information in the consolidated statement of changes in stockholders' equity, have been adjusted to reflect the 10% stock dividend paid. As a result of the stock dividend, the Corporation distributed 6.3 million shares of common stock, common stock was increased by $63,000, surplus was increased by $151.2 million and retained earnings were decreased by $151.2 million. Any fractional shares resulting from the dividend were paid in cash.

Presented below are the calculations for basic and diluted earnings per share:

                                         Three Months Ended      Six Months
                                             June 30,          Ended June 30,
                                           2000     1999       2000      1999
                                       -----------------------------------------
                                        ($ in Thousands, except per share data)

Net income available to
  common stockholders                    $43,697   $39,876    $86,778   $78,827
                                          ======================================

Weighted average shares outstanding       68,918    69,670     69,211    69,603
Effect of dilutive stock options
  outstanding                                288       644        297       625
                                          ======================================
Diluted weighted average shares
  outstanding                             69,206    70,314     69,508    70,228
                                          ======================================

Basic earnings per common share          $  0.63   $  0.57    $  1.25   $  1.13
                                          ======================================
Diluted earnings per common share        $  0.63   $  0.57    $  1.25   $  1.12
                                          ======================================

NOTE 6:  Interest Rate Swaps

As part of managing the Corporation's interest rate risk, a variety of derivative financial instruments could be used to hedge market values and to alter the cash flow characteristics of certain on-balance sheet instruments. The Corporation has principally used interest rate swaps. The derivative instruments used to manage interest rate risk are linked with a specific asset or liability or a group of related assets or liabilities at the inception of the derivative contract and currently have a high degree of correlation with the related balance sheet item during the hedge period. The pay fixed interest rate swaps hedge money market deposits, and the pay variable interest rate swap hedges certificates of deposit.

Net interest income or expense on derivative contracts used for interest rate risk management is recorded in the consolidated statements of income as a component of interest income or interest expense depending on the financial instrument to which the swap is designated. Realized gains and losses on contracts, either settled or terminated, are deferred and are recorded as either an adjustment to the carrying value of the related on-balance sheet asset or liability or in other assets or other liabilities. Deferred amounts are amortized into interest income or expense over either the remaining original life of the derivative instrument or the expected life of the related asset or liability that was being hedged. Unrealized gains or losses on these contracts are not recognized on the balance sheet. The table below summarizes the Corporation's interest rate swaps at June 30, 2000. There were no interest rate swaps at June 30, 1999.

                                   Estimated             Weighted Average
                                             -----------------------------------
                       Notional   Fair Market                         Remaining
                       Amount        Value    Pay Rate  Receive Rate  Maturity
--------------------------------------------------------------------------------
                          ($ in Thousands)

Pay fixed swaps       $  300,000   $   3,582    6.36%      6.32%      23 months
Pay variable swap     $   10,000   $      (8)   5.91%      6.35%       9 months
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
                                                                   Consolidated
                               Banking      Other    Eliminations     Total
--------------------------------------------------------------------------------
As of and for the three                        ($ in Thousands)
  months ended June 30, 2000

Total assets                 $13,747,340  $1,200,735  $(1,949,816)  $12,998,259
                              =================================================

Interest income              $   241,106  $    5,419  $   (18,227)      228,298
Interest expense                 146,341       3,822      (18,227)      131,936
                              -------------------------------------------------
  Net interest income             94,765       1,597          ---        96,362
Provision for loan losses          3,911       1,255          ---         5,166
Noninterest income                49,924      32,396      (31,832)       50,488
Depreciation and amortization      6,819       2,451          ---         9,270
Other noninterest expense         73,912      29,681      (31,832)       71,761
Income taxes                      17,495        (539)         ---        16,956
                              -------------------------------------------------
  Net income                 $    42,552  $    1,145  $       ---        43,697
                              =================================================

As of and for the three
  months ended June 30, 1999

Total assets                 $12,314,683  $1,103,619  $(1,795,518)  $11,622,784
                              =================================================

Interest income              $   204,401  $    3,950  $   (10,974)      197,377
Interest expense                 107,553       3,247      (10,974)       99,826
                              -------------------------------------------------
  Net interest income             96,848         703          ---        97,551
Provision for loan losses          4,397         150          ---         4,547
Noninterest income                38,213      29,752      (27,077)       40,888
Depreciation and amortization      3,284       2,172          ---         5,456
Other noninterest expense         76,257      21,887      (27,079)       71,065
Income taxes                      14,826       2,186          483        17,495
                              -------------------------------------------------
  Net income                 $    36,297  $    4,060  $      (481)   $   39,876
                              =================================================
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                                   Consolidated
                               Banking      Other    Eliminations     Total
--------------------------------------------------------------------------------
As of and for the six months                  ($ in Thousands)
ended June 30, 2000

Total assets                 $13,747,340  $1,200,735  $(1,949,816)   12,998,259
                              =================================================

Interest income              $   475,909  $   10,446  $   (35,284)      451,071
Interest expense                 284,040       7,604      (35,284)      256,360
                              -------------------------------------------------
  Net interest income            191,869       2,842          ---       194,711
Provision for loan losses          9,408       1,473          ---        10,881
Noninterest income                96,435      65,575      (65,578)       96,432
Depreciation and amortization     13,856       4,951          ---        18,807
Other noninterest expense        149,579      56,834      (65,578)      140,835
Income taxes                      32,927         915          ---        33,842
                              -------------------------------------------------
  Net income                 $    82,534  $    4,244  $       ---        86,778
                              =================================================

As of and for the six months
ended June 30, 1999

Total assets                 $12,314,683  $1,103,619  $(1,795,518)  $11,622,784
                              =================================================

Interest income              $   402,612  $    8,822  $   (18,357)  $   393,077
Interest expense                 209,823       7,262      (18,357)      198,728
                              -------------------------------------------------
  Net interest income            192,789       1,560          ---       194,349
Provision for loan losses          8,732         266          ---         8,998
Noninterest income                78,455      58,909      (52,269)       85,095
Depreciation and amortization      9,706       4,094          ---        13,800
Other noninterest expense        147,621      45,952      (52,268)      141,305
Income taxes                      32,716       3,710           88        36,514
                              -------------------------------------------------
  Net income                 $    72,469  $    6,447  $       (89)  $    78,827
                              =================================================
--------------------------------------------------------------------------------

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

On April 26, 2000, the Board of Directors declared a 10% stock dividend, payable June 15 to shareholders of record at the close of business on June 1, 2000. All share and per share financial information has been adjusted to reflect the 10% stock dividend paid (see Note 5 of the Notes to Consolidated Financial Statements).

The following discussion refers to the impact of the Corporation's business combination activity (see Note 3 of the Notes to Consolidated Financial Statements).

Management continually evaluates strategic acquisition opportunities and other various strategic alternatives that could involve the sale or acquisition of branches or other assets, or the consolidation or creation of subsidiaries.

Results of Operations - Summary

Net income for the first six months of 2000 ("YTD00") totaled $86.8 million, or $1.25 for basic and diluted earnings per share ("EPS"). Comparatively, net income for the first six months of 1999 ("YTD99") was $78.8 million, or $1.13 and $1.12 of basic and diluted EPS, respectively. YTD00 operating results generated an annualized return on average assets ("ROA") of 1.38% and an annualized return on average equity ("ROE") of 19.19%, compared to 1.41% and 17.54%, respectively, for the same period in 1999. YTD00 net interest margin was 3.41% compared to 3.76% for the comparable period in 1999.


--------------------------------------------------------------------------------
                                            TABLE 1
                             Summary Results of Operations: Trends
                            ($ in Thousands, except per share data)

                              2nd Qtr.  1st Qtr.   4th Qtr.  3rd Qtr.   2nd Qtr.
                                2000      2000       1999      1999       1999
--------------------------------------------------------------------------------
Net income (Qtr)             $ 43,697  $ 43,081   $ 44,334  $  41,782  $ 39,876
Net income (YTD)             $ 86,778  $ 43,081    164,943  $ 120,609  $ 78,827

Earnings per share -
    basic (Qtr)              $   0.63  $   0.62       0.63  $    0.60  $   0.57
Earnings per share -
    basic (YTD)              $   1.25  $   0.62       2.36  $    1.73  $   1.13

Earnings per share -
    diluted (Qtr)            $   0.63  $   0.62       0.63  $    0.59  $   0.57
Earnings per share -
    diluted (YTD)            $   1.25  $   0.62       2.34  $    1.71  $   1.12

Earnings per share -
    cash diluted (Qtr) *     $   0.66  $   0.65       0.66  $    0.61  $   0.59

Earnings per share -
    cash diluted  (YTD) *    $   1.31  $   0.65       2.43  $    1.77  $   1.16

ROA (Qtr)                        1.39%     1.38%      1.42%      1.40%     1.40%
ROA (YTD)                        1.38%     1.38%      1.41%      1.40%     1.41%

ROE (Qtr)                       19.06%    19.33%     19.05%     18.01%    17.64%
ROE (YTD)                       19.19%    19.33%     18.04%     17.70%    17.54%

Efficiency ratio (Qtr) **       56.03%    55.19%     52.31%     52.15%    54.57%
Efficiency ratio (YTD) **       55.61%    55.19%     53.78%     54.28%    55.37%

Net interest margin (Qtr)        3.37%     3.46%      3.65%      3.70%     3.74%
Net interest margin (YTD)        3.41%     3.46%      3.74%      3.74%     3.76%

*Cash diluted EPS excludes the after-tax effect of the amortization of goodwill-related intangibles in net income.

**Noninterest expense divided by sum of taxable equivalent net interest income plus noninterest income, excluding investment securities gains (losses), net, and asset sales gains, net.

Net Interest Income and Net Interest Margin

YTD00 net interest income on a fully taxable equivalent basis ("FTE NII") was $204.7 million, up $4.5 million or 2.2% over YTD99. As indicated in Tables 2 and 3, changes in the volume and mix of average earning assets ("EAs") and interest-bearing liabilities ("IBLs") contributed $19.0 million to FTE NII, while changes in the rate environment impacted FTE NII unfavorably by $14.5 million. Acquisitions, net of the cost to fund them, added approximately $2.1 million to FTE NII between the periods.

The net interest margin ("NIM") was 3.41% for YTD00, down 35 basis points ("bp") from 3.76% for YTD99, reflecting the sensitivity to rising interest rates (six increases in the Fed Fund rate totaling 175 bp since July 1999) embodied within the balance sheet, greater reliance on more costly wholesale funds and brokered CDs, and certain balance sheet sales. The impact from balance sheet sales includes the sale of the higher-yielding credit card receivables, branch deposit sales replaced with more costly wholesale funds, and certain investment securities sales sold to mitigate interest rate risk and enhance future yields. In addition, the lower NIM reflects the cost of funding the Corporation's share repurchases during late 1999 and YTD00 and the May 1999 purchase of an additional $100 million in bank owned life insurance ("BOLI") (a non-interest earning asset). The Corporation may continue to experience further compression due to interest rate increases and competitive pricing pressures.

The interest rate spread (the difference between the EA yield and the average rate paid on IBLs) dropped 39 bp to 2.86%, attributable to a 19 bp rise in the yield on EAs and a 58 bp increase in the rate on IBLs. Yields increased on both loans and investments and other (up 19 bp to 8.17% for loans and 20 bp to 6.59% for investments and other). See Table 2. Wholesale funding costs climbed 112 bp (to 5.98% in YTD00). The rate on total interest-bearing deposits increased 34 bp (to 4.47%), a combination of a 97 bp increase in brokered CDs and a 19 bp increase in retail interest-bearing deposits. Reliance on wholesale funding and brokered CDs, whose cost increased faster than total retail deposits, has increased to 31.9% for YTD00 compared to 20.6% last year.

On average, total assets for YTD00 increased to $12.6 billion, $1.3 billion (11.7%) over YTD99, predominantly from EAs. Year-to-date average EAs increased by $1.3 billion (12.2%) over the comparable period last year. EA growth occurred in both loans and investments, with loans representing 71.7% of EAs for YTD00 compared to 71.5% for YTD99. Average loans were $8.5 billion, up $955 million (12.6%) over the comparable six-month period last year. Excluding the net impact of the purchase acquisitions and the sale of the credit card receivables, average loans grew 8.3% year-over-year. As a result of the Corporation's focus on increasing the mix of commercial lending in its portfolio, the majority of loan growth has come from commercial loans. See Table 6. Total average investments (including short-term investments) were up $335 million (of which $290 million was in municipal securities).

YTD00 IBLs were $10.6 billion, up $1.2 billion (12.9%) over YTD99, principally in wholesale funding which increased $863 million (46.1%). Interest-bearing deposits grew $346 million (4.6%) (with $199 million acquired with Riverside). Brokered CDs drove the growth in deposits, up $575 million on average between the six-month periods. During YTD00, five branches with $82 million in deposits were sold, and 3 branches with $56 million in deposits were sold during 4Q99.

--------------------------------------------------------------------------------------------------
                                             TABLE 2
                      Net Interest Income Analysis-Taxable Equivalent Basis
                                         ($ in Thousands)
--------------------------------------------------------------------------------------------------
                              Three Months ended June 30, 2000  Three Months ended June 30, 1999
                              --------------------------------  --------------------------------
                                            Interest   Average               Interest    Average
                                Average      Income/   Yield/     Average     Income/    Yield/
                                Balance      Expense    Rate      Balance     Expense     Rate
--------------------------------------------------------------------------------------------------
Loans                         $  8,596,648  $  178,001   8.23%  $ 7,641,973   $ 151,790    7.91%
Investments and other            3,334,295      55,618   6.67     3,066,820      48,712    6.35
                               -----------------------           ----------------------
   Total earning assets         11,930,943     233,619   7.79    10,708,793     200,502    7.47
Other assets, net                  743,230                          734,640
                               -----------                       ----------
   Total assets               $ 12,674,173                      $11,443,433
                               ===========                       ==========

Interest-bearing deposits     $  8,028,650     92,137    4.62%  $ 7,470,730       75,544    4.06%
Wholesale funding                2,535,132     39,799    6.21     1,991,406       24,282    4.82
                               ----------------------            -----------------------
   Total interest-bearing
   liabilities                  10,563,782    131,936    5.00     9,462,136       99,826    4.22
                                            ---------                            -------
Demand, non-interest bearing     1,058,252                          959,566
Other liabilities                  130,154                          115,228
Stockholders' equity               921,985                          906,503
                               -----------                       ----------
   Total liabilities and                                                                                  $
     equity                   $ 12,674,173                      $11,443,433
                               ===========                       ==========

Interest rate spread                                    2.79%                               3.25%
Net free funds                                          0.58                                0.49
                                                       =====                                ====
Net interest income and net                 $  101,683                       $   100,676
interest margin                                         3.37%                               3.74%
                                             ===============                  ==================
Tax equivalent adjustment                   $   5,321                        $     3,125
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
                                       TABLE 2 (Continued)
                      Net Interest Income Analysis-Taxable Equivalent Basis
                                         ($ in Thousands)
--------------------------------------------------------------------------------------------------
                                Six Months ended June 30, 2000    Six Months ended June 30, 1999
                                ------------------------------    ------------------------------
                                              Interest  Average                Interest   Average
                                  Average     Income/   Yield/     Average      Income/   Yield/
                                  Balance     Expense    Rate      Balance      Expense    Rate
--------------------------------------------------------------------------------------------------
Loans                          $  8,527,965   $ 350,515   8.17%   $ 7,573,451  $ 302,389   7.98%
Investments and other             3,358,462     110,594   6.59      3,023,247     96,593   6.39
                                -----------------------            ---------------------
   Total earning assets          11,886,427     461,109   7.72     10,596,698    398,982   7.53
Other assets, net                   736,885                           703,925
                                -----------                        ----------
   Total assets                $ 12,623,312                       $11,300,623
                                ===========                        ==========

Interest-bearing deposits      $  7,816,541     173,695   4.47%   $ 7,470,359    152,943   4.13%

Wholesale funding                 2,735,864      82,665   5.98      1,872,553     45,785   4.86
                               ------------------------             --------------------
   Total interest-bearing
   liabilities                   10,552,405     256,360   4.86      9,342,912    198,728   4.28
                                                -------                          -------
Demand, non-interest bearing      1,042,500                           931,906
Other liabilities                   119,145                           119,541
Stockholders' equity                909,262                           906,264
                                -----------                        ----------
   Total liabilities and
   equity                      $ 12,623,312                      $ 11,300,623
                                ===========                       ===========

Interest rate spread                                     2.86%                            3.25%
Net free funds                                           0.55                             0.51
                                                        =====                            =====
Net interest income and net
  interest margin                             $204,749   3.41%                 $ 200,254  3.76%
                                               ==============                   ==============
Tax equivalent adjustment                     $ 10,038                         $   5,905
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                     TABLE 3
                Volume / Rate Variance - Taxable Equivalent Basis
                                ($ in Thousands)
--------------------------------------------------------------------------------
                                                 Comparison of
                                   Three months ended June 30, 2000 versus 1999
                                                     Variance Attributable to
                                                     ------------------------
                                    Income/
                                    Expense
                                    Variance *       Volume **        Rate **
--------------------------------------------------------------------------------
INTEREST INCOME
Loans                                $26,211         $19,802        $ 6,409
Investments and other                  6,906           4,403          2,503
                                      ------
   Total interest income              33,117          24,205          8,912

INTEREST EXPENSE
Interest-bearing deposits            $16,593         $ 5,928        $10,665
Wholesale funding                     15,517           7,549          7,968
                                      ------
   Total interest expense             32,110          13,477         18,633

                                      ------
   Net interest income               $ 1,007         $10,728        $(9,721)
                                      ======
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                               TABLE 3 (continued)
                Volume / Rate Variance - Taxable Equivalent Basis
                                ($ in Thousands)
--------------------------------------------------------------------------------
                                                 Comparison of
                                   Three months ended June 30, 2000 versus 1999
                                                     Variance Attributable to
                                    Income/          ------------------------
                                    Expense
                                    Variance *       Volume **        Rate **
--------------------------------------------------------------------------------
INTEREST INCOME

Loans                                $48,126         $40,483       $  7,643
Investments and Other                 14,001          10,930          3,071
                                      ------
   Total interest income              62,127          51,413         10,714

INTEREST EXPENSE
Interest-bearing deposits            $20,752         $ 7,839       $ 12,913
Wholesale funding                     36,880          24,594         12,286
                                      ------
   Total interest expense             57,632          32,433         25,199

                                      ------
   Net interest income               $ 4,495         $18,980       $(14,485)
                                      ======

* The change in interest due to both rate and volume has been allocated proportionately to volume variance and rate variance based on the relationship of the absolute dollar change in each.

**  Variances  are  computed  on a  line-by-line  basis  and  are  non-additive.
--------------------------------------------------------------------------------

Provision for Loan Losses

YTD00 provision for loan losses ("PFLL") was $10.9 million, up $1.9 million from YTD99. YTD00 net charge-offs as a percent of average loans (on an annualized basis) were 0.11% compared to YTD99 of 0.19%. See Table 8.

The PFLL is a function of the methodology used to determine the adequacy of the allowance for loan losses. See additional discussion under the "Allowance for Loan Losses" section.

Noninterest Income

YTD00 noninterest income was $96.4 million, up $11.3 million (13.3%) compared to YTD99. Primary categories that have impacted the change between comparable periods were mortgage banking, and net gains (losses) on both investment securities and asset sales. Excluding these categories, noninterest income was $72.8 million, or $12.4 million (20.5%) higher than the comparable 1999 period, with all other noninterest income categories showing increases over the same period last year (See Table 4). Riverside and BNC, acquired in the second half of 1999, added approximately $2.1 million of noninterest income YTD00.

-------------------------------------------------------------------------------------------------------
                                              TABLE 4
                                        Noninterest Income
                                          ($ in Thousands)
-------------------------------------------------------------------------------------------------------
                               2nd       2nd
                               Qtr.      Qtr.    Dollar   Percent   YTD       YTD     Dollar   Percent
                               2000      1999    Change   Change    2000      1999    Change   Change
-------------------------------------------------------------------------------------------------------
Trust service fees          $  9,526 $  9,608  $   (82)   (0.9)%  $ 19,649  $ 19,189 $    460     2.4%
Service charges on
  deposit accounts             8,207    6,773    1,434    21.2      15,681    13,690    1,991    14.5
Mortgage banking               4,902    8,043   (3,141)  (39.1)      9,492    19,435   (9,943)  (51.2)

Credit card & other
  nondeposit fees              7,260    5,094    2,166    42.5      12,536     9,652    2,884    29.9
Retail commissions             5,337    4,897      440     9.0      10,945     8,783    2,162    24.6
BOLI income                    3,131    2,270      861    37.9       6,030     3,548    2,482    70.0
Asset sale gains, net         13,043      321   12,722     N/M      21,307       603   20,704     N/M
Other                          4,572    2,859    1,713    59.9       7,984     5,583    2,401    43.0
                             --------------------------------------------------------------------------
  Subtotal                  $ 55,978 $ 39,865 $ 16,113    40.4%   $103,624  $ 80,483 $ 23,141    28.8%
Investment securities
  gains (losses), net         (5,490)   1,023   (6,513)     N/M     (7,192)    4,612  (11,804)    N/M
                             --------------------------------------------------------------------------
Total noninterest income    $ 50,488 $ 40,888 $  9,600     23.5%    96,432  $ 85,095 $ 11,337    13.3%
                             ==========================================================================

Subtotal, net of asset
  sale gains                $ 42,935 $ 39,544 $  3,391      8.6%  $ 82,317  $ 79,880 $  2,437     3.1%
Subtotal, net of asset
  sale gains and mortgage
  banking income            $ 38,033 $ 31,501 $  6,532     20.7%  $ 72,825  $ 60,445 $ 12,380    20.5%
=======================================================================================================
N/M = not meaningful

Trust service fees increased $460,000, or 2.4%, over the comparable period six-month period last year. The rising rate environment and competitive market conditions have slowed growth in trust business.

Service charges on deposit accounts were up $2.0 million, or 14.5%, primarily due to YTD00 benefiting from the May 2000 and 1999 mid-year increases and changes in NSF and other service charges.

Mortgage banking income consists of servicing fees, the gain or loss on sales of mortgage loans to the secondary market, and production-related revenue (origination, underwriting and escrow waiver fees). Mortgage banking income for YTD00 decreased $9.9 million, or 51.2% from YTD99. Secondary mortgage production was down 82% from the year-earlier period which adversely impacted gains on sales of mortgages (down $7.8 million, or 86.9%), and volume-related fees (down $2.1 million, or 72.7%).

Credit card and other nondeposit fees increased $2.9 million, or 29.9%, compared to YTD99. The April acquisition agreement and the five year agency agreement with Citibank USA ("Citi") provide for agent fees and other income on new and existing card business. YTD00 includes $2.2 million from Citi. The remaining increase was primarily seen in merchant discount fees and certain nondeposit service charges.

Retail commission income (brokerage and insurance commissions) increased $2.2 million, or 24.6% compared to the same period last year. The majority of the increase is insurance related (up $1.7 million) primarily in fixed annuity income (up $1.0 million) since the comparable period last year.

BOLI income increased $2.5 million, or 70.0%, between comparable periods. The increase was primarily attributable to the timing of the BOLI investments purchased, with $100 million in October 1998 and an additional $100 million investment made in May of 1999, and rate increases effective in March 2000. BOLI income is included in other noninterest income in the consolidated statements of income.

Net asset sale gains increased $20.7 million versus YTD99, due to the gain on sale of $128 million credit card receivables ($12.9 million) and the net premium on the sales of deposits of five branches ($8.2 million) during YTD00.

Other noninterest income increased $2.4 million, or 43.0% from YTD99, of which $1.4 million was recognized in connection with an interim servicing agreement with Citi related to the credit card receivable sale which concluded in June 2000.

Net investment securities gains (losses) decreased $11.8 million versus YTD99. The YTD00 net losses of $7.2 million were from securities sold to mitigate interest rate risk and enhance future yields. The YTD99 net gains of $4.6 million were primarily due to the partial sale of an agency security.

Noninterest Expense

While YTD00 noninterest expense ("NIE") was $159.6 million, up $4.5 million, or 2.9%, compared to YTD99, the acquisitions (Riverside and BNC) added nearly $8.1 million of noninterest expense in the first six months of 2000. Therefore, excluding acquisitions the resulting net decrease in noninterest expense was the result of initiatives to control expenses. Primary categories that have impacted the change between comparable periods were data processing and other NIE. See Table 5.

-------------------------------------------------------------------------------------------------------
                                              TABLE 5
                                        Noninterest Expense
                                          ($ in Thousands)
-------------------------------------------------------------------------------------------------------
                               2nd       2nd
                               Qtr.      Qtr.    Dollar   Percent   YTD       YTD     Dollar   Percent
                               2000      1999    Change   Change    2000      1999    Change   Change
-------------------------------------------------------------------------------------------------------
Salaries and employee
  benefits                   $ 38,916  $ 39,153  $  (237)   (0.6)%  $ 77,554  $ 77,383 $   171    0.2%
Occupancy                       5,672     5,581       91     1.6      11,816    11,507     309    2.7
Equipment                       3,755     3,725       30     0.8       7,852     7,417     435    5.9
Data processing                 6,708     5,167    1,541    29.8      12,387    10,462   1,925   18.4
Business development &
  advertising                   3,269     3,270       (1)    ---       6,499     6,329     170    2.7
Stationery and supplies         1,999     2,021      (22)   (1.1)      3,823     3,892     (69)  (1.8)
FDIC expense                      421       716     (295)  (41.2)        898     1,578    (680  (43.1)
Other                          20,291    16,888    3,403    20.2      38,813    36,537   2,276    6.2
-------------------------------------------------------------------------------------------------------
  Total noninterest expense  $ 81,031  $ 76,521  $ 4,510     5.9%    159,642  $155,105 $ 4,537    2.9%
=======================================================================================================


Salaries and employee benefit expenses remained essentially unchanged at $77.6 million, up only $171,000, or 0.2%, from YTD99. Despite the additional staff of acquired entities, which added approximately 136 full time equivalent employees ("FTEs"), the number of FTEs has been reduced primarily in operational areas as centralization of processes and other operational-related synergies were achieved throughout 1999 (with approximately 100 fewer FTEs at June 30, 2000 than a year ago).

Occupancy  and  equipment on a combined  basis  increased to $19.7  million,  up
$744,000, or 3.9%, over the comparable period last year. The increase is primarily due to higher rental expenses and computer depreciation expense associated with computer upgrades during 1999 and 2000.

Data processing increased to $12.4 million, up $1.9 million, or 18.4%, to the same period last year. The majority of the increase is attributable to software and system enhancements, volume-driven increases in processing costs and higher software maintenance.

FDIC expense decreased to $898,000, down $680,000, or 43.1%, from YTD99, reflective of the net rate reduction in the combined banking insurance fund
(BIF) and savings association insurance fund (SAIF) effective for 2000.

Other expenses were up $2.3 million, or 6.2%, over YTD99. Mortgage servicing rights amortization increased $3.4 million since YTD99 included the reversal of $3.3 million of mortgage servicing rights valuation reserve, and intangible amortization expense increased $1.0 million due to the acquisitions. These increases were offset by lower professional fees (down $2.1 million between periods, principally due to $1.8 million of Y2K consulting expenses in YTD99).

Income Taxes

Income tax expense for YTD00 was $33.8 million, down $2.7 million or 7.3% from YTD99. The effective tax rate (income tax expense divided by income before taxes) was 28.1% and 31.7% for YTD00 and YTD99, respectively. This decrease is primarily the result of the tax benefit of increased municipal securities (the average balance of municipal securities increased 64% since YTD99), BOLI income, and the utilization of tax loss carryforwards. Balance Sheet

At June 30, 2000, total assets reached $13.0 billion, an increase of $1.4 billion, or 11.8%, over June 30, 1999. The growth is in part due to the purchase acquisitions (see Note 3 in the notes to consolidated financial statements). Riverside and BNC accounted for $477 million (including intangibles) of the increase between the comparable year-to-date periods. Excluding the two acquisitions, the year-over-year growth rate of total assets was 7.7%.

Period end loans grew $1.1 billion or 13.9% since June 30, 1999, predominately in commercial-oriented loans (CF&A loans, commercial real estate and real estate construction loans included in Table 6). Excluding the net of the $299 million of loans acquired (Riverside and BNC) and the $128 million of credit card receivable sold, loans grew year-over-year by approximately $891 million or 11.7%.

Period end deposits grew $756 million or 8.9% since June 30, 1999, primarily in brokered CDs (up $759 million). Total deposits excluding brokered CDs ("retail deposits") were relatively unchanged, down $3.3 million or 0.04%; however, excluding the net of the acquisitions ($337 million) and branch sales ($139), retail deposits were down approximately $199 million, or 2.4%. One of the primary factors influencing deposit growth has been due to competitive pressures from other investment opportunities available to customers.

Since year-end 1999, total assets grew $478 million, primarily in loans. Loans increased $353 million (8.5% annualized), to $8.7 billion at June 30, 2000. Deposits increased $554 million (12.8% annualized), to $9.2 billion at June 30, 2000.

-------------------------------------------------------------------------------------------------
                                            TABLE 6
                                  Period End Loan Composition
                                        ($ in Thousands)
-------------------------------------------------------------------------------------------------
                                  June 30,    % of      June 30,     % of      Dec. 31,    % of
                                    2000      Total       1999       Total       1999      Total
-------------------------------------------------------------------------------------------------
Commercial, financial
  & agricultural
  ("CF&A loans")                 $ 1,552,203    18%   $ 1,188,765     16%   $  1,412,338    17%
Real estate-construction             564,084     6        481,200      6         560,450     7
Real estate-mortgage/commercial    2,265,142    26      1,612,011     21       1,903,633    23
Real estate-mortgage/residential   3,695,456    43      3,580,185     47       3,683,344    44
Installment loans to individuals     597,049     7        748,656     10         760,106     9
Lease financing                       22,483    --         23,759     --          23,229    --
                                 ----------------------------------------------------------------
Total loans                     $  8,696,417   100%   $ 7,634,576    100%   $  8,343,100   100%
                                 ================================================================
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
                                            TABLE 7
                                 Period End Deposit Composition
                                        ($ in Thousands)
-------------------------------------------------------------------------------------------------
                                  June 30,    % of      June 30,     % of      Dec. 31,    % of
                                    2000      Total       1999       Total       1999      Total
-------------------------------------------------------------------------------------------------
Demand                          $  1,131,871    12%   $   973,854     11%   $  1,103,931    13%
Savings                              968,610    11        934,188     11         838,201     9
NOW                                  784,077     8        743,138      9         868,514    10
Money Market                       1,366,995    15      1,366,095     16       1,483,779    17
Brokered CDs                         966,755    10        207,731      3         337,243     4
Other time                         4,027,083    44      4,264,680     50       4,060,161    47
                                   --------------------------------------------------------------
Total deposits                  $  9,245,391   100%     8,489,686   100%    $  8,691,829   100%
                                   ==============================================================
-------------------------------------------------------------------------------------------------

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


--------------------------------------------------------------------------------
                                     TABLE 8
               Allowance for Loan Losses and Nonperforming Assets
                                ($ in Thousands)
--------------------------------------------------------------------------------
                                            At and for the       At and for the
                                           Six months ended        year ended
                                               June 30,            December 31,
--------------------------------------------------------------------------------
                                             2000         1999         1999
                                         ------------------------------------
Allowance for Loan Losses (AFLL):
Balance at beginning of period           $ 113,196    $  99,677    $  99,677
Balance related to acquisitions                ---        2,037        8,016
Decrease from sale of credit
  card receivables                          (4,216)         ---          ---
Provision for loan losses                   10,881        8,998       19,243
Charge-offs                                 (5,758)      (7,969)     (16,621)
Recoveries                                   1,292          992        2,881
                                         ------------------------------------
    Net charge-offs (NCOs)                  (4,466)      (6,977)     (13,740)
                                         ------------------------------------
Balance at end of period                 $ 115,395    $ 103,735    $ 113,196
                                         ====================================

Nonperforming Assets (NPAs):
Nonaccrual loans                         $  35,155    $  37,431    $  32,076
Accruing loans past due 90
  days or more                               4,886        4,243        4,690
Restructured loans                             ---          283          148
                                         ------------------------------------
Total nonperforming loans (NPLs)            40,041       41,957       36,914
Other real estate owned (OREO)               3,954        9,759        3,740
                                         ------------------------------------
    Total nonperforming assets           $  43,995    $  51,716    $  40,654
                                         ====================================

Ratios:
AFLL to NCOs (annualized)                    12.85         7.37         8.24
NCOs to average loans (annualized)            0.11%        0.19%        0.18%
AFLL to total loans                           1.33%        1.36%        1.36%
NPLs to total loans                           0.46%        0.55%        0.44%
NPAs to total assets                          0.34%        0.44%        0.32%
AFLL to NPLs                                   288%         247%         307%
--------------------------------------------------------------------------------

As of June 30, 2000, the allowance for loan losses ("AFLL") was $115.4 million, representing 1.33% of loans outstanding, compared to $103.7 million (or 1.36% of loans) at June 30, 1999, and $113.2 million (or 1.36% of loans) at year-end 1999.

The AFLL at June 30, 2000 was up $11.7 million since June 30, 1999, of which $6.0 million was acquired with the purchase transactions during the second half of 1999, offset by a $4.2 million decrease related to the sale of credit card receivables in the second quarter of 2000. Period end loans grew $1.1 billion since June 30, 1999, predominately in commercial-oriented loans (CF&A loans, commercial real estate and real estate construction loans included in Table 6) which by their nature carry greater inherent credit risk. The mix of commercial-oriented loans increased as a percent of total loans to 50% at June 30, 2000, compared to 43% last year.


The AFLL at June 30, 2000, increased $2.2 million since December 31, 1999. Since year-end 1999, the AFLL was decreased by $4.2 million related to the aforementioned sale of the credit card portfolio, but increased through provision for loan losses in connection with loan growth. Period end loans grew $353 million since year-end, commercial-oriented loans increased to 50% of total loans at June 30, 2000, compared to 47% at December 31, 1999. The AFLL was 288% of nonperforming loans compared to 247% and 307% at June 30 and December 31, 1999, respectively. Table 8 provides additional information regarding activity in the AFLL.

Charge-offs were $5.8 million for YTD00, $8.0 million for YTD99 and $16.6 million for year-end 1999, while recoveries for the corresponding periods were $1.3 million, $1.0 million and $2.9 million, respectively.

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

Management believes the AFLL to be adequate at June 30, 2000. While management uses available information to recognize losses on loans, future adjustments to the AFLL may be necessary based on changes in economic conditions and the impact of such change on the Corporation's borrowers. As an integral part of their examination process, various regulatory agencies also review the AFLL. Such agencies may require that changes in the AFLL be recognized when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

Nonperforming Loans And Other Real Estate Owned

Management's philosophy of the identification of nonaccrual and problem loans is embodied through the ongoing monitoring and reviewing of all pools of risk in the loan portfolio to ensure that problem loans are identified quickly and the risk of loss is minimized.

Nonperforming loans ("NPLs") are considered an indicator of future loan losses. NPLs are defined as nonaccrual loans, loans 90 days or more past due but still accruing and restructured loans. The Corporation specifically excludes student loan balances that are 90 days or more past due and still accruing and that have contractual government guarantees as to collection of principal and interest, from its definition of NPLs. The Corporation had $17 million, $11 million and $17 million of these loans at June 30, 2000, June 30, 1999, and December 31, 1999, respectively.

Table 8 provides detailed information regarding nonperforming assets. Total NPLs at June 30, 2000 were $40.0 million, down $1.9 million and up $3.1 million, from June 30 and December 31, 1999, respectively. The ratio of nonperforming loans to total loans for the corresponding periods was .46%, .55% and .44% at June 30, 2000, June 30, 1999 and December 31, 1999, respectively. Nonaccrual loans account for approximately $2.3 million of the decrease in NPLs between comparable periods. Nonaccrual commercial and industrial loans increased $3.5 million, while all other categories decreased by $5.8 million since June 30, 1999.

OREO was $4.0 million at June 30, 2000, down significantly ($5.8 million) from a year ago, and up slightly ($214,000) from December 31, 1999. Approximately $4.0 million of the change between periods was primarily due to one large commercial property that was included in OREO at June 30, 1999 and subsequently sold before year-end 1999. Potential problem loans are loans where there are doubts as to the ability of the borrower to comply with present repayment terms. The decision of management to place loans in this category does not necessarily mean that the Corporation expects losses to occur but that management recognizes that a higher degree of risk is associated with these performing loans. At June 30, 2000, potential problem loans totaled $130 million. The loans that have been reported as potential problem loans are not concentrated in a particular industry. Management does not presently expect significant losses from credits in this category.

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

The parent company's primary funding sources to meet its liquidity requirements are dividends and service fees from subsidiaries, borrowings with major banks, and proceeds from the issuance of equity. The parent company manages its liquidity position to provide the funds necessary to pay dividends to stockholders, service debt, invest in subsidiaries, repurchase common stock, and satisfy other operating requirements. Additionally, the parent company had $225 million of established lines of credit with nonaffiliated banks, of which $96 million was outstanding at June 30, 2000.

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

Capital

On April 26, 2000, the Board of Directors declared a 10% stock dividend, payable June 15 to shareholders of record at the close of business on June 1. All share and per share data in the accompanying consolidated financial statements has been adjusted to reflect the 10% stock dividend paid. As a result of the stock dividend, the Corporation distributed 6.3 million shares of common stock, common stock was increased by $63,000, surplus was increased by $151.2 million and retained earnings were decreased by $151.2 million. Any fractional shares resulting from the dividend were paid in cash.

Stockholders' equity at June 30, 2000 increased to $930.2 million, compared to $897.2 million at June 30, 1999. The increase in equity between the two periods was primarily composed of the retention of earnings and the exercise of stock options, with offsetting decreases to equity from the payment of dividends and the repurchase of common stock. Additionally, stockholders' equity at June 30, 2000, included a $42.9 million equity component (included in accumulated other comprehensive loss) related to unrealized losses on securities available-for-sale, net of the tax effect, predominantly due to the impact of the rising rate environment on that portfolio. At June 30, 1999, stockholders' equity included $9.6 million related to unrealized losses on securities available-for-sale, net of the tax effect. The ratio of period-end equity to assets at June 30, 2000 was 7.16%, compared to 7.72% at June 30, 1999.

Stockholders' equity grew $20.4 million since year-end 1999. The increase in equity between the two periods was primarily composed of the retention of earnings and the exercise of stock options, with offsetting decreases to equity from the payment of dividends and the repurchase of common stock. Additionally, stockholders' equity at year-end, included a $38.8 million equity component (included in accumulated other comprehensive loss) related to unrealized losses on securities available-for-sale, net of the tax effect, predominantly due to the impact of the rising rate environment on that portfolio. The ratio of period-end equity to assets at June 30, 2000 was 7.16%, compared to 7.27% at December 31, 1999.

The Board of Directors ("BOD") has authorized management to repurchase shares of the Corporation's common stock each quarter in the market, to be made available for issuance in connection with the Corporation's employee incentive plans and for other corporate purposes. The BOD authorized the repurchase of up to 330,000 shares per quarter in 2000. In March 2000, the BOD also authorized the repurchase and cancellation of up to 5% of the Corporation's outstanding shares, not to exceed approximately 3.5 million shares. During the six months of 2000, 217,800 and 930,250 shares were repurchased under these two authorizations, respectively, at a combined average cost of $24.17 per share.

Cash dividends of $0.5272 per share were paid, representing a payout ratio of 42.18% for YTD00.

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

                                     TABLE 9
                                 Capital Ratios
--------------------------------------------------------------------------------
                                Total Capital   Tier I Capital  Tier I Leverage
--------------------------------------------------------------------------------

June 30, 2000                       11.30%          10.03%           6.86%
December 31, 1999                   10.99%           9.72%           6.80%
June 30, 1999                       11.83%          10.48%           7.49%
Regulatory minimum
  requirements for
  well capitalized                  10.00%           6.00%           5.00%

--------------------------------------------------------------------------------

Second Quarter Results

Net income for second quarter 2000 ("2Q00") was $43.7 million, up $3.8 million from the $39.9 million net income earned in the second quarter of 1999 ("2Q99"). ROE was 19.06%, up 142 bp from 2Q99, while ROA remained virtually unchanged with a decrease of 1 bp to 1.39%. Acquisition activity (further described in Note 3 of the notes to consolidated financial statements) impacted the comparable quarter analysis. Financial results of 2Q99 do not include results of the Riverside and BNC purchase acquisitions, while 2Q00 included financial results of both acquisitions. These acquisitions accounted for approximately $538,000, net of funding costs, of the increase in net income between comparable quarters. FTE NII for 2Q00 was $101.7 million, $1.0 million higher than 2Q99. The NIM of 3.37% in 2Q00 was 37 bp lower than the NIM of 3.74% in 2Q99 (see Tables 2 and 3). The acquisitions, net of funding costs, added approximately $5.1 million to FTE NII between comparable quarters.

Changes in the volume and mix of average EAs (such as the combination of internal loan growth and loans acquired, offset by the sale of credit card receivables) contributed $10.7 million to FTE NII, while changes in the rate environment impacted FTE NII unfavorably by $9.7 million (see Table 3). Average EA growth (up $1.2 billion to $11.9 billion) and a decrease in interest-bearing deposits excluding brokered CDs (down $243 million), was funded primarily by higher-costing brokered CDs (up $801 million) and other wholesale funds (up $544 million).

The NIM fell 37 bp to 3.37% for 2Q00, particularly reflecting the balance sheet's sensitivity to rising interest rates (the average Fed funds rate for 2Q00 was 151 bp higher than 2Q99), greater reliance on more costly wholesale funds and brokered CDs (which represented 32.3% of IBLs for 2Q00 compared to 21.8% for 2Q99), and the sale of the higher-yielding credit card receivables, offset by positive NIM contributions from acquisitions, security reinvestment opportunities, and earning asset growth.

The provision for loan losses was up $619,000 over the provision for 2Q99, in part due to loan growth particularly in commercial-oriented loans (CF&A loans, commercial real estate and real estate construction loans). The AFLL to loans at June 30, 2000 was 1.33% compared to 1.36% at June 30, 1999 (see Table 8).

Noninterest income was $50.5 million for 2Q00, up $9.6 million over 2Q99 (see Table 4). The change between comparable quarters was impacted by three primary components: a) net asset sale gains (up $12.7 million, as a result of the $12.9 million gain recorded on the sale of the credit card receivables in 2Q00), b) net investment gains (losses) (down $6.5 million, principally due to losses incurred on mortgage-related securities sales in 2Q00), and c) mortgage banking income (down $3.1 million, primarily due to a 72% decline in secondary mortgage loan production, adversely impacting gains on the sale of mortgages and volume related fees). Excluding these three components, noninterest income was up $6.5 million, or 20.7%. Increases were seen in all categories except trust service fees which were relatively steady. Credit card and other nondeposit fees were up $2.2 million (42.5%), due to the previously mentioned Citi arrangement. Service charges on deposit accounts in 2Q00 were up $1.4 million (21.2%) and include fee increases and changes in NSF and other service charges. Other income increased $1.7 million, primarily due to $1.4 million recognized in connection with an interim servicing agreement with Citi related to the credit card receivable sale.

Noninterest expense for 2Q00 was up $4.5 million over 2Q99 (see Table 5), in part due to a $3.3 million MSR valuation reversal which decreased 2Q99 noninterest expense, a $1.5 million increase in data processing costs due to software and system enhancements in 2Q00, and higher intangible amortization of $0.5 million due to the timing of acquisitions. Partially offsetting these expense increases were lower FDIC expense (particularly due to the net rate reduction from the 2000 combined BIF/SAIF rate) and other expense control initiatives and efficiencies (such as reductions in salaries and employee benefits, particularly due to fewer FTEs between the quarters, despite acquired
FTEs). Taxes were down $539,000 between comparable quarters, due to the decrease in the effective tax rate, at 28.0% for 2Q00 compared to 30.5% for 2Q99, which was offset partially by the increase in income before taxes.

Subsequent Event

The  Corporation   continually  reviews  its  branch  distribution  network  for efficiencies and utilization of resources. In addition to the three branches sold during 4Q99 and the five branches sold during 1Q00, the Corporation completed in July 2000 the sale of deposits of a branch location with $26 million in deposits. A net gain of approximately $2.9 million will be recognized in third quarter 2000.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The Corporation has not experienced any material changes to its market risk position since December 31, 1999, from that disclosed in the Corporation's 1999 Form 10-K Annual Report.

                              ASSOCIATED BANC-CORP
          PART II - OTHER INFORMATION(UPDATED W/ CURRENT DATA 5/11/00)

ITEM 4:   Submission of matters to a vote of security holders

          (a) The corporation held its Annual Meeting of Shareholders on April 26, 2000. Proxies were solicited by corporation management pursuant to Regulation 14A under the Securities Exchange Act of 1934.

          (b) Directors elected at the Annual Meeting were Harry B. Conlon, Ronald R. Harder, J. Douglas Quick, and John H. Sproule.

          (c) The matters voted upon and the results of the voting were as follows:

               (i) Election of the below-named nominees to the Board of Directors of the Corporation:

                                               FOR                WITHHELD

                        All Nominees:          55,111,851         1,036,359

                        By Nominee:

                        Harry B. Conlon        53,906,779         1,241,431
                        Ronald R. Harder       53,968,221         1,179,989
                        J. Douglas Quick       54,007,163         1,141,047
                        John H. Sproule        53,851,350         1,296,860

               (ii) Ratification  of the  selection  of KPMG LLP as  independent auditors of Associated for the year ending December 31, 2000.

                        FOR                    AGAINST            ABSTAIN

                        54,673,136             198,417            276,657

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

          (b)  Reports on Form 8-K:

          There were no reports on Form 8-K filed for the six months ended June 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      ASSOCIATED BANC-CORP
                                      (Registrant)


Date:  August 11, 2000                /s/ Robert C. Gallagher
                                          -----------------------
                                          Robert C. Gallagher
                                          President and Chief Executive Officer


Date:  August 11, 2000                /s/ Joseph B. Selner
                                          --------------------
                                          Joseph B. Selner
                                          Principal Financial Officer