Form 10-Q
period 2000-09-30
ASSOCIATED BANC-CORP
filed 2000-11-14
CIK 7789

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

    X     QUARTERLY   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
 -------  SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended            September 30, 2000
                                         ---------------------------------------

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant's common stock, par value $0.01 per share, at October 31, 2000, was 66,768,305 shares.

                              ASSOCIATED BANC-CORP
                                TABLE OF CONTENTS


                                                                       Page No.
                                                                       --------

PART I.  Financial Information

         Item 1.  Financial Statements (Unaudited):

                  Consolidated Balance Sheets -
                    September 30, 2000, September 30, 1999
                    and December 31, 1999

                  Consolidated Statements of Income -
                    Three and Nine Months Ended
                    September 30, 2000 and 1999

                  Consolidated Statement of Changes in
                    Stockholders' Equity - Nine Months
                    Ended September 30, 2000

                  Consolidated Statements of Cash Flows -
                    Nine Months Ended September 30, 2000 and 1999

                  Notes to Consolidated Financial Statements

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures About
                      Market Risk

PART II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K

Signatures

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

                              ASSOCIATED BANC-CORP
                           Consolidated Balance Sheets
                                   (Unaudited)

                                       September 30, September 30, December 31,
                                           2000            1999           1999
                                       ----------------------------------------
                                           ($ in Thousands, except share data)

ASSETS
Cash and due from banks                $   323,129   $   305,626    $   284,652
Interest-bearing deposits in
  other financial institutions              20,052         5,539          4,394
Federal funds sold and securities
  purchased under agreements
  to resell                                 21,075        45,230         25,120
Investment securities:
  Held to maturity-at amortized
    cost (fair value of $382,796,
    $443,297, and $413,107,
    respectively)                          382,617       440,804        414,037
   Available for sale-at fair value
    (amortized cost of $2,932,524,
     $2,842,931, and $2,901,607,
     respectively)                       2,903,275     2,805,061      2,856,346
Loans held for sale                         37,563        19,967         11,955
Loans                                    8,858,665     8,121,683      8,343,100
Allowance for loan losses                 (117,607)     (110,241)      (113,196)
                                        ---------------------------------------
  Loans, net                             8,741,058     8,011,442      8,229,904
Premises and equipment                     130,977       138,890        140,100
Other assets                               560,256       552,027        553,394
                                        =======================================
  Total assets                         $13,120,002   $12,324,586    $12,519,902
                                        =======================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing deposits           $ 1,194,405   $ 1,098,339    $ 1,103,931
Interest-bearing deposits                8,136,911     7,880,193      7,587,898
                                        ---------------------------------------
  Total deposits                         9,331,316     8,978,532      8,691,829
Short-term borrowings                    2,590,127     2,248,189      2,775,090
Long-term debt                             122,463        24,473         24,283
Accrued expenses and other liabilities     145,913       142,269        118,911
                                        ---------------------------------------
  Total liabilities                     12,189,819    11,393,463     11,610,113

Stockholders' equity
  Preferred stock                              ---           ---            ---
    Common stock (par value $0.01 per
    share, authorized 100,000,000
    shares, issued 67,024,657,
    70,572,192 and 69,728,707 shares,
    respectively)                              670           641            634
  Surplus                                  311,239       254,602        226,042
  Retained earnings                        645,413       704,787        728,754
  Accumulated other comprehensive loss     (18,926)      (24,450)       (38,782)
  Treasury stock at cost (299,219,
    133,720 and 208,571
    shares, respectively)                   (8,213)       (4,457)        (6,859)
                                        ---------------------------------------
  Total stockholders' equity               930,183       931,123        909,789
                                        ---------------------------------------
  Total liabilities and stockholders'
    equity                             $13,120,002   $12,324,586    $12,519,902
                                        =======================================

See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:


                              ASSOCIATED BANC-CORP
                        Consolidated Statements of Income
                                   (Unaudited)

                                                       Three Months Ended        Nine Months Ended
                                                          September 30,            September 30,
                                                         2000       1999          2000       1999
                                                      -------------------------------------------
                                                         (In Thousands, except per share data)
INTEREST INCOME
  Interest and fees on loans                             $ 186,556  $ 157,296  $ 536,445  $ 459,255
  Interest and dividends on investment securities:
     Taxable                                                40,486     41,318    122,990    121,667
     Tax exempt                                             10,170      6,092     27,537     16,112
  Interest on deposits in other financial institutions         122         93        292        373
  Interest on federal funds sold and securities
     purchased under agreements to resell                      558        386      1,699        855
                                                          -----------------------------------------
     Total interest income                                 237,892    205,185    688,963    598,262
INTEREST EXPENSE
  Interest on deposits                                     100,727     78,734    274,422    231,676
  Interest on short-term borrowings                         40,469     26,486    119,964     71,405
  Interest on long-term debt                                 2,158        395      5,328      1,262
                                                          -----------------------------------------
     Total interest expense                                143,354    105,615    399,714    304,343
                                                          -----------------------------------------
NET INTEREST INCOME                                         94,538     99,570    289,249    293,919
  Provision for loan losses                                  4,122      4,541     15,003     13,539
                                                          -----------------------------------------
  Net interest income after provision for loan losses       90,416     95,029    274,246    280,380
NONINTEREST INCOME
  Trust service fees                                         9,665      9,307     29,314     28,496
  Service charges on deposit accounts                        8,821      7,780     24,502     21,470
  Mortgage banking                                           5,125      5,933     14,617     25,368
  Credit card and other nondeposit fees                      6,475      5,335     19,011     14,987
  Retail commissions                                         4,632      5,077     15,577     13,860
  Asset sale gains, net                                      3,179         74     24,486        677
  Investment securities gains (losses), net                     (2)       (50)    (7,194)     4,562
  Other                                                      6,474      5,932     20,488     15,063
                                                           ----------------------------------------
    Total noninterest income                                44,369     39,388    140,801    124,483
NONINTEREST EXPENSE
  Salaries and employee benefits                            40,380     36,862    117,934    114,245
  Occupancy                                                  5,733      5,776     17,549     17,283
  Equipment                                                  3,755      4,047     11,607     11,464
  Data processing                                            5,313      5,385     17,700     15,847
  Business development and advertising                       3,353      3,023      9,852      9,352
  Stationery and supplies                                    1,970      1,889      5,793      5,781
  FDIC expense                                                 462        714      1,360      2,292
  Other                                                     19,199     16,620     58,012     53,157
                                                           ----------------------------------------
     Total noninterest expense                              80,165     74,316    239,807    229,421
                                                           ----------------------------------------
Income before income taxes                                  54,620     60,101    175,240    175,442
Income tax expense                                          13,116     18,319     46,958     54,833
                                                           ----------------------------------------
NET INCOME                                                $ 41,504   $ 41,782  $ 128,282  $ 120,609
                                                           ========================================

Earnings per share:
  Basic                                                   $   0.61   $   0.60  $    1.86  $    1.73
  Diluted                                                 $   0.61   $   0.59  $    1.86  $    1.71
Average shares outstanding:
  Basic                                                     68,031     70,183     68,815     69,799
  Diluted                                                   68,293     70,833     69,089     70,419

See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:


                              ASSOCIATED BANC-CORP
            Consolidated Statement of Changes in Stockholders' Equity
                                   (Unaudited)


                                                                          Accumulated
                                                                             Other
                                     Common                  Retained     Comprehensive  Treasury
                                     Stock       Surplus     Earnings         Loss         Stock       Total
                                  ------------------------------------------------------------------------------
                                                                   ($ in Thousands)
Balance, December 31, 1999          $  634     $ 226,042    $ 728,754      $ (38,782)    $ (6,859)   $  909,789
Comprehensive income:
   Net income                          ---           ---      128,282            ---          ---       128,282
   Net unrealized holding
     gains arising during
     the period                        ---           ---          ---         23,666          ---        23,666
   Add back: reclassification
     adjustment for net losses
     realized in net income            ---           ---          ---          7,194          ---         7,194
   Income tax effect                   ---           ---          ---        (11,004)         ---       (11,004)
                                                                                                        -------
       Comprehensive income                                                                             148,138
                                                                                                        -------
Cash dividends, $0.82 per share        ---           ---      (56,417)           ---          ---       (56,417)
Common stock issued:
   Stock options exercised             ---           ---       (3,973)           ---        6,865         2,892
   10% stock dividend                   63       151,170     (151,233)           ---          ---           ---
Purchase and retirement of
   treasury stock in
   connection with repurchase
   program                             (27)      (66,472)         ---            ---        7,782       (58,717)
Tax benefit of stock options           ---           499          ---            ---          ---           499
Purchase of treasury stock             ---           ---          ---            ---      (16,001)      (16,001)
                                    ----------------------------------------------------------------------------
Balance, September 30, 2000         $  670     $ 311,239    $ 645,413      $ (18,926)    $ (8,213)    $ 930,183
                                    ============================================================================

See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:

                              ASSOCIATED BANC-CORP
                      Consolidated Statements Of Cash Flows
                                   (Unaudited)

                                                      For the Nine Months Ended
                                                              September 30,
                                                            2000         1999
                                                      -------------------------
                                                           ($ in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                               $ 128,282    $ 120,609
Adjustments to reconcile net income to
  net cash provided by operating activities:
   Provision for loan losses                                15,003       13,539
   Depreciation and amortization                            14,633       13,966
   Amortization (accretion) of:
     Mortgage servicing rights                               7,104        7,211
     Intangibles                                             6,720        5,555
     Investment premiums and
       discounts                                               (82)       1,534
     Deferred loan fees and costs                            1,964        1,289
   (Gain) loss on sales of securities, net                   7,194       (4,562)
   Gain on sale of assets, net                             (24,486)        (677)
   Gain on sales of loans held for
     sale, net                                              (2,042)     (10,411)
   (Increase) Decrease in loans held
     for sale, net                                         (23,566)      63,599
   Increase in interest receivable
     and other assets                                      (33,127)     (19,580)
   Increase in interest payable and
     other liabilities                                       7,002       20,761
                                                          ---------------------
Net cash provided by operating activities                  104,599      212,833
                                                          ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in federal
  funds sold and securities purchased
  under agreements to resell                                 4,045      (16,745)
Net (increase) decrease in interest-bearing
  deposits in other financial
  institutions                                             (15,658)     195,040
Net increase in loans                                     (656,165)    (488,449)
Purchases of:
  Securities available for sale                           (754,407)    (962,005)
  Premises and equipment, net of disposals                  (8,229)     (10,373)
  Bank-owned life insurance                                    ---     (100,000)
Proceeds from:
  Sales of securities available for sale                   458,612       38,279
  Maturities of securities available for sale              272,825      606,655
  Maturities of securities held to maturity                 31,209      109,597
  Sale of credit card receivables                          156,376          ---
  Sales of other real estate owned and other assets          9,643       10,561
Net cash received in acquisition of subsidiaries               ---       33,497
                                                         ----------------------
Net cash used by investing activities                     (501,749)    (583,943)
                                                         ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                        748,687      (68,698)
Net increase (decrease) in short-term borrowings          (184,963)     549,309
Repayment of long-term debt                                 (1,820)        (516)
Proceeds from issuance of long-term debt                   100,000           53
Cash dividends                                             (56,417)     (55,195)
Proceeds from exercise of stock options                      2,892        4,455
Sales of branch deposits                                   (98,034)         ---
Purchase of treasury stock                                 (74,718)     (84,204)
                                                          ---------------------
Net cash provided by financing activities                  435,627      345,204
                                                          ---------------------
Net increase (decrease) in cash and due from banks          38,477      (25,906)
Cash and due from banks at beginning of period             284,652      331,532
                                                          ---------------------
Cash and due from banks at end of period                 $ 323,129    $ 305,626
                                                          =====================
Supplemental  disclosures of cash flow information:
Cash paid during the period:
   Interest                                              $ 386,355    $ 308,965
   Income taxes                                             43,582       39,984
Supplemental schedule of noncash investing activities:
   Loans transferred to other real estate                    5,809        7,318
   Mortgage loans securitized and transferred to
     securities available for sale                             ---       92,015

See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:

                              ASSOCIATED BANC-CORP
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

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

NOTE 2:  Reclassifications

Certain items in the prior period consolidated financial statements have been reclassified to conform with the September 30, 2000 presentation.

NOTE 3:  Business Combinations

The following  table  summarizes  completed  business  combination  transactions
during  1999.   There  were  no  completed  or  pending   business   combination
transactions as of September 30, 2000.

                                                           Consideration Paid
                                                         ----------------------
                                                           Shares of
        Name of Acquired             Date    Method of      Common                   Total
         ($ in millions)           Acquired  Accounting     Stock         Cash       Assets    Loans    Deposits  Intangibles
-----------------------------------------------------------------------------------------------------------------------------
BNC Financial Corporation ("BNC")  12/31/99  Purchase           ---      $ 5.3       $  35      $  33     $ ---      $    1
St Cloud, Minnesota

Riverside Acquisition Corp.        8/31/99   Purchase     2,677,405      $ ---       $ 374      $ 266     $ 337      $   67
("Riverside")
Minneapolis, Minnesota

Windsor Bancshares, Inc.            2/3/99   Purchase       879,957      $ ---       $ 182      $ 113     $ 152      $   17
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

NOTE 4:  Adoption of Statements of Financial Accounting Standards ("SFAS")

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," requires derivative instruments be carried at fair value on the balance sheet. The statement requires that changes in the fair value of derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. For derivative instruments that meet the hedge accounting criteria, the statement provides for offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. The Corporation plans to adopt the provisions of this statement, as amended, for its quarterly and annual reporting beginning January 1, 2001, the statement's effective date. The Corporation has evaluated financial instruments that qualify for SFAS No. 133, and anticipates that it will not have a material impact on the Corporation's financial position or results of operations. However, several issues remain to be settled by the Derivative Implementation Group that may alter the final impact of the new standard at the time of adoption.

SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and rescinds SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No 125." The statement revises the standards for accounting for securitizations and other transfers of financial assets and requires certain disclosures, but it also carries over most of SFAS No. 125's provisions without modification. The statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on the application of a financial components approach that focuses on control. It is effective for transactions occurring after March 31, 2001. Disclosures about securitizations are effective on December 31, 2000. The adoption is not expected to be material to the Corporation's financial position or results of operations.

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

Presented below are the calculations for basic and diluted earnings per share:

                                        Three Months Ended    Nine Months Ended
                                           September 30,        September 30,
                                           2000       1999     2000      1999
                                        ---------------------------------------
                                        ($ in Thousands, except per share data)

Net income available to
  common stockholders                  $  41,504  $  41,782  $128,282  $120,609
                                          =====================================

Weighted average shares outstanding       68,031     70,183    68,815    69,799
Effect of dilutive stock options
  outstanding                                262        650       274       620
                                          -------------------------------------
Diluted weighted average shares
  outstanding                             68,293     70,833    69,089    70,419
                                          =====================================

Basic earnings per common share        $    0.61  $    0.60  $   1.86      1.73
                                          =====================================
Diluted earnings per common share      $    0.61  $    0.59  $   1.86      1.71
                                          =====================================

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

Net interest income or expense on derivative contracts used for interest rate risk management is recorded in the consolidated statements of income as a component of interest income or interest expense depending on the financial instrument to which the swap is designated. Realized gains and losses on contracts, either settled or terminated, are deferred and are recorded as either an adjustment to the carrying value of the related on-balance sheet asset or liability or in other assets or other liabilities. Deferred amounts are amortized into interest income or expense over either the remaining original life of the derivative instrument or the expected life of the related asset or liability that was being hedged. Unrealized gains or losses on these contracts are not recognized on the balance sheet. The table below summarizes the Corporation's interest rate swaps at September 30, 2000. There were no interest rate swaps at September 30, 1999.

                                                   Weighted Average
                               Estimated   -------------------------------------
                    Notional   Fair Market                          Remaining
                    Amount        Value     Pay Rate  Receive Rate  Maturity
--------------------------------------------------------------------------------
                                ($ in Thousands)

Pay fixed swaps     $ 300,000    $ 1,221      6.36%       6.75%      21 months
Pay variable swap   $  10,000    $   ---      6.37%       6.45%       6 months
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

                                                                  Consolidated
                             Banking       Other    Eliminations      Total
                          -----------------------------------------------------
As of and for the                           ($ in Thousands)
  three months ended
  September 30, 2000

Total assets              $ 13,987,200  $ 1,226,193  $(2,093,391)  $ 13,120,002
                            ===================================================

Interest income           $    250,848  $     5,269  $   (18,225)  $    237,892
Interest expense               157,541        4,038      (18,225)       143,354
                            ---------------------------------------------------
  Net interest income           93,307        1,231          ---         94,538
Provision for loan losses        3,880          242          ---          4,122
Noninterest income              43,173       32,290      (31,094)        44,369
Depreciation and
  amortization                   6,566        2,435          ---          9,001
Other noninterest expense       72,387       29,871      (31,094)        71,164
Income taxes                    15,337       (2,221)         ---         13,116
                            ---------------------------------------------------
  Net income              $     38,310  $     3,194  $       ---   $     41,504
                            ===================================================

As of and for the three
  months ended
  September 30, 1999

Total assets              $ 13,151,511  $ 1,189,550  $(2,016,475)  $ 12,324,586
                            ===================================================

Interest income           $    212,768  $     3,242  $   (10,825)  $    205,185
Interest expense               114,606        1,834      (10,825)       105,615
                            ---------------------------------------------------
  Net interest income           98,162        1,408          ---         99,570
Provision for loan losses        4,365          176          ---          4,541
Noninterest income              40,199       31,331      (32,142)        39,388
Depreciation and
  amortization                   4,825        2,392          ---          7,217
Other noninterest expense       72,537       26,704      (32,142)        67,099
Income taxes                    16,914        1,405          ---         18,319
                            ---------------------------------------------------
  Net income               $    39,720  $     2,062  $       ---   $     41,782
                            ===================================================

-------------------------------------------------------------------------------

                                                                  Consolidated
                             Banking       Other    Eliminations      Total
                          -----------------------------------------------------
As of and for the nine                      ($ in Thousands)
  months ended
  September 30, 2000

Total assets              $ 13,987,200  $ 1,226,193  $(2,093,391)  $ 13,120,002
                            ===================================================

Interest income           $    726,757  $    15,715  $   (53,509)  $    688,963
Interest expense               441,581       11,642      (53,509)       399,714
                            ---------------------------------------------------
  Net interest income          285,176        4,073          ---        289,249
Provision for loan losses       13,288        1,715          ---         15,003
Noninterest income             139,608       97,865      (96,672)       140,801
Depreciation and
  amortization                  20,422        7,386          ---         27,808
Other noninterest expense      221,966       86,705      (96,672)       211,999
Income taxes                    48,264       (1,306)         ---         46,958
                            ---------------------------------------------------
  Net income              $    120,844  $     7,438  $       ---   $    128,282
                            ===================================================

As of and for the nine
  months ended
  September 30, 1999

Total assets              $ 13,151,511  $ 1,189,550  $(2,016,475)  $ 12,324,586
                            ===================================================

Interest income           $    615,380  $    12,064  $   (29,182)  $    598,262
Interest expense               324,429        9,096      (29,182)       304,343
                            ---------------------------------------------------
  Net interest income          290,951        2,968          ---        293,919
Provision for loan losses       13,097          442          ---         13,539
Noninterest income             118,654       90,240      (84,411)       124,483
Depreciation and
  amortization                  14,531        6,486          ---         21,017
Other noninterest expense      220,160       72,655      (84,411)       208,404
Income taxes                    49,718        5,115          ---         54,833
                            ---------------------------------------------------
  Net income              $    112,099  $     8,510   $      ---   $    120,609
                            ===================================================
-------------------------------------------------------------------------------

ITEM 2. Management's Discussion and Analysis of Financial Condition and the Results of Operations

Forward-Looking Statements

Forward-looking statements have been made in this document that are subject to risks and uncertainties. These forward-looking statements describe future plans or strategies and include Associated Banc-Corp's (the "Corporation") expectations of future results of operations. The words "believes," "expects," "anticipates," or other similar expressions identify forward-looking statements.

Shareholders should note that many factors, some of which may be discussed elsewhere in this document could affect the future financial results of Associated Banc-Corp and could cause those results to differ materially from those expressed in forward-looking statements contained in this document. These factors include the following:

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

The following discussion may refer to the impact of the Corporation's business combination activity (see Note 3 of the Notes to Consolidated Financial Statements).

Management continually evaluates strategic acquisition opportunities and other various strategic alternatives that could involve the sale or acquisition of branches or other assets, or the consolidation or creation of subsidiaries. As part of its ongoing effort to reduce complexity and improve efficiency, the Corporation intends to merge Associated Bank Illinois, National Association, Associated Bank Lakeshore, National Association, Associated Bank, National Association, Associated Bank Milwaukee, Associated Bank North, Associated Bank South Central, and certain nonbank subsidiaries with Associated Bank Green Bay, National Association, changing its legal name to Associated Bank, National Association, during the second quarter of 2001. Such mergers are subject to the approval of the board of directors of each bank and applicable regulatory authorities.

Results of Operations - Summary

Net income for the first nine months of 2000 ("YTD00") totaled $128.3 million, or $1.86 for basic and diluted earnings per share ("EPS"). Comparatively, net income for the first nine months of 1999 ("YTD99") was $120.6 million, or $1.73 and $1.71 of basic and diluted EPS, respectively. YTD00 results generated an annualized return on average assets ("ROA") of 1.35% and an annualized return on average equity ("ROE") of 18.70%, compared to 1.40% and 17.70%, respectively, for the same period in 1999. YTD00 net interest margin was 3.35% compared to 3.74% for the comparable period in 1999.

---------------------------------------------------------------------------------------------------------
                                                 TABLE 1
                                  Summary Results of Operations: Trends
                                 ($ in Thousands, except per share data)
                                                 Sept. 30,   June 30,   March 31,   Dec. 31,  Sept. 30,
                                                   2000        2000       2000        1999      1999
---------------------------------------------------------------------------------------------------------
Net income (Qtr)                                $  41,504  $  43,697  $  43,081   $  44,334  $  41,782
Net income (YTD)                                $ 128,282  $  86,778  $  43,081   $ 164,943  $ 120,609

Earnings per share - basic (Qtr)                $    0.61  $    0.63  $    0.62   $    0.63  $    0.60
Earnings per share - basic (YTD)                $    1.86  $    1.25  $    0.62   $    2.36  $    1.73

Earnings per share - diluted (Qtr)              $    0.61  $    0.63  $    0.62   $    0.63  $    0.59
Earnings per share - diluted (YTD)              $    1.86  $    1.25  $    0.62   $    2.34  $    1.71

Earnings per share - cash diluted (Qtr) *       $    0.64  $    0.66  $    0.65   $    0.66  $    0.61
Earnings per share - cash diluted (YTD) *       $    1.94  $    1.31  $    0.65   $    2.43  $    1.77

ROA (Qtr)                                            1.28%      1.39%      1.38%       1.42%      1.40%
ROA (YTD)                                            1.35%      1.38%      1.38%       1.41%      1.40%

ROE (Qtr)                                           17.75%     19.06%     19.33%      19.05%     18.01%
ROE (YTD)                                           18.70%     19.19%     19.33%      18.04%     17.70%

Efficiency ratio (Qtr) **                           56.63%     56.03%     55.19%      52.31%     52.15%
Efficiency ratio (YTD) **                           55.95%     55.61%     55.19%      53.78%     54.28%

Efficiency ratio excluding amortization(Qtr)**      52.50%     52.35%     51.87%      49.41%     49.64%

Efficiency ratio excluding                          52.24%     52.11%     51.87%      51.37%     52.04%
amortization(YTD)**

Net interest margin (Qtr)                            3.25%      3.37%      3.46%       3.65%      3.70%
Net interest margin (YTD)                            3.35%      3.41%      3.46%       3.74%      3.74%

* Cash diluted EPS excludes the after-tax effect of the amortization of goodwill-related intangibles in net income.

** Noninterest expense divided by sum of taxable equivalent net interest income plus noninterest income, excluding investment securities gains (losses), net, and asset sales gains, net.

Net Interest Income and Net Interest Margin

YTD00 net interest income on a fully taxable equivalent basis ("FTE NII") was $305.1 million, up $1.7 million or 0.6% over YTD99. As indicated in Tables 2 and 3, changes in the volume and mix of average earning assets ("EAs") and interest-bearing liabilities ("IBLs") contributed $29.0 million to FTE NII, while changes in the rate environment impacted FTE NII unfavorably by $27.3 million. The purchase acquisitions, net of the cost to fund them, added approximately $16.5 million to FTE NII.

The net interest margin ("NIM") was 3.35% for YTD00, down 39 basis points ("bp") from 3.74% for YTD99, reflecting the sensitivity to rising interest rates (six increases in the Fed Fund rate since July, 1999, with the average Fed Fund rate up 128 bp between the nine-month periods) embodied within the balance sheet, greater reliance on more costly wholesale funds and brokered CDs, and certain balance sheet sales. The impact from balance sheet sales includes the sale of the higher-yielding credit card receivables, branch deposit sales replaced with more costly wholesale funds, and certain investment securities sales sold to mitigate interest rate risk and enhance future yields. In addition, the lower NIM reflects the cost of funding the Corporation's share repurchases during late 1999 and YTD00 and the May 1999 purchase of an additional $100 million in bank owned life insurance ("BOLI") (a noninterest earning asset). The Corporation may continue to experience further compression due to interest rate increases and competitive pricing pressures.

The interest rate spread (the difference between the EA yield and the average rate paid on IBLs) dropped 45 bp to 2.79%, attributable to a 28 bp rise in the yield on EAs and a 74 bp increase in the rate on IBLs. Yields increased on both loans and investments and other (up 27 bp to 8.24% for loans and 27 bp to 6.65% for investments and other). See Table 2. Wholesale funding costs climbed 119 bp (to 6.14% in YTD00). The rate on total interest-bearing deposits increased 52 bp (to 4.62%), a combination of a 113 bp increase in brokered CDs and a 36 bp increase in retail interest-bearing deposits. Reliance on wholesale funding and brokered CDs, whose cost increased faster than total retail deposits (combined cost up 122 bp over YTD99), has increased to 32.3% for YTD00 compared to 22.1% last year.

On average, total assets for YTD00 increased to $12.7 billion, $1.2 billion (10.8%) over YTD99, predominantly from EAs. Year-to-date average EAs increased by $1.2 billion (11.3%) over the comparable period last year. EA growth occurred in both loans and investments, with loans representing 72.0% of EAs for YTD00 compared to 71.3% for YTD99. Average loans were $8.6 billion, up $945 million (12.3%) over the comparable nine-month period last year. Excluding the net impact of the purchase acquisitions and the sale of the credit card receivables, average loans grew 9.7% year-over-year. As a result of the Corporation's focus on increasing the mix of commercial lending in its portfolio, the majority of loan growth has come from commercial loans. See Table 6. Total average investments (including short-term investments) were up $266 million (of which $294 million was in municipal securities).

Total average deposits for YTD00 were $9.0 billion, up $479 million (5.6%) over YTD99. During YTD00, six branches with a total of $109 million in deposits were sold, and three branches with a total of $56 million in deposits were sold during 4Q99. Excluding the net impact of the purchase acquisitions and the deposit sales, average total deposits grew 3.5% year-over-year. YTD00 IBLs were $10.6 billion, up $1.1 billion (11.8%) over YTD99, principally in wholesale funding which increased $747 million (38.6%). Interest-bearing deposits grew $373 million (4.9%) over YTD99, with brokered CDs up $586 million on average between the nine-month periods.Average noninterest-bearing demand deposits grew $95 million (11.0%).

-----------------------------------------------------------------------------------------------------------------------
                                                       TABLE 2
                                Net Interest Income Analysis-Taxable Equivalent Basis
                                                    ($ in Thousands)
-----------------------------------------------------------------------------------------------------------------------
                                     Three Months ended September 30, 2000     Three Months ended September 30, 1999
                                     -------------------------------------     -------------------------------------
                                                      Interest     Average                      Interest      Average
                                        Average        Income/     Yield/        Average         Income/      Yield/
                                        Balance        Expense      Rate         Balance         Expense       Rate
-----------------------------------------------------------------------------------------------------------------------
Loans                                $  8,771,251    $  186,884     8.37%     $  7,848,876     $  157,520      7.93%
Investments and other                   3,351,628        56,848     6.78         3,222,019         51,237      6.36
                                      -------------------------                --------------------------
   Total earning assets                12,122,879       243,732     7.93        11,070,895        208,757      7.47
Other assets, net                         780,665                                  760,063
                                      -----------                              -----------
   Total assets                      $ 12,903,544                             $ 11,830,958
                                      ===========                              ===========

Interest-bearing deposits            $  8,148,184    $  100,727     4.92%     $  7,721,084     $   78,734      4.05%
Wholesale funding                       2,576,545        42,627     6.47         2,065,644         26,881      5.09
                                      -------------------------                --------------------------
   Total interest-bearing
     liabilities                       10,724,729       143,354     5.29         9,786,728        105,615      4.26
                                                      ---------                                  --------
Demand, non-interest bearing            1,104,719                                1,009,463
Other liabilities                         143,840                                  114,440
Stockholders' equity                      930,256                                  920,327
                                      -----------                              -----------
   Total liabilities and equity      $ 12,903,544                             $  11,830,958
                                      ===========                              ============

Interest rate spread                                                2.64%                                      3.21%
Net free funds                                                      0.61                                       0.49
                                                                  =======                                    =======
Net interest income and net
  interest margin                                    $  100,378     3.25%                      $  103,142      3.70%
                                                      ===================                       ===================
Tax equivalent adjustment                            $    5,840                                $    3,572
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
                                                 TABLE 2 (Continued)
                                Net Interest Income Analysis-Taxable Equivalent Basis
                                                   ($ in Thousands)
-----------------------------------------------------------------------------------------------------------------------
                                      Nine Months ended September 30, 2000       Nine Months ended September 30, 1999
                                      ------------------------------------       ------------------------------------
                                                      Interest     Average                      Interest      Average
                                        Average        Income/     Yield/        Average         Income/      Yield/
                                        Balance        Expense      Rate         Balance         Expense       Rate
-----------------------------------------------------------------------------------------------------------------------
Loans                                $  8,609,637    $  537,399     8.24%     $  7,664,466     $  459,908      7.97%
Investments and other                   3,356,167       167,443     6.65         3,089,873        147,831      6.38
                                      -------------------------                --------------------------
   Total earning assets                11,965,804       704,842     7.79        10,754,339        607,739      7.51
Other assets, net                         751,585                                  723,795
                                      -----------                              -----------
   Total assets                      $ 12,717,389                             $ 11,478,134
                                      ===========                              ===========

Interest-bearing deposits            $  7,927,896    $  274,422     4.62%     $  7,554,493     $  231,676      4.10%
Wholesale funding                       2,682,370       125,293     6.14         1,935,821         72,667      4.95
                                      -------------------------                --------------------------
   Total interest-bearing
     liabilities                       10,610,266       399,715     5.01         9,490,314        304,343      4.27
                                                      ---------                                 ---------
Demand, non-interest bearing            1,063,391                                  958,037
Other liabilities                         127,423                                  118,780
Stockholders' equity                      916,309                                  911,003
                                      -----------                              -----------
   Total liabilities and equity      $ 12,717,389                             $ 11,478,134
                                      ===========                              ===========

Interest rate spread                                                 2.78%                                     3.24%
Net free funds                                                       0.57                                      0.50
                                                                     ----                                      ----
Net interest income and net
  interest margin                                    $  305,127      3.35%                     $  303,396      3.74%
                                                      ===================                       ===================
Tax equivalent adjustment                            $   15,878                                $    9,477
-----------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                     TABLE 3
                Volume / Rate Variance - Taxable Equivalent Basis
                                ($ in Thousands)
--------------------------------------------------------------------------------
                                             Comparison of
                            Three months ended September 30, 2000 versus 1999
                                 Income/          Variance Attributable to
                            Expense Variance *      Volume          Rate
--------------------------------------------------------------------------------
INTEREST INCOME
Loans                           $  29,364         $  19,950      $   9,414
Investments and other               5,611             2,167          3,444
                                 -----------------------------------------------
   Total interest income           34,975            22,117         12,858

INTEREST EXPENSE
Interest-bearing deposits       $  21,993         $   4,640      $  17,353
Wholesale funding                  15,746             7,514          8,232
                                 -----------------------------------------------
   Total interest expense          37,739            12,154         25,585

                                 -----------------------------------------------
   Net interest income          $  (2,764)        $   9,963      $ (12,727)
                                 ===============================================
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                               TABLE 3 (continued)
                Volume / Rate Variance - Taxable Equivalent Basis
                                ($ in Thousands)
--------------------------------------------------------------------------------
                                             Comparison of
                             Nine months ended September 30, 2000 versus 1999
                                  Income/         Variance Attributable to
                             Expense Variance *     Volume          Rate
--------------------------------------------------------------------------------
INTEREST INCOME
Loans                           $  77,491          $  60,791      $ 16,700
Investments and Other              19,612             13,215         6,397
                                 -----------------------------------------------
   Total interest income           97,103             74,006        23,097
INTEREST EXPENSE
Interest-bearing deposits       $  42,746          $  12,578      $ 30,168
Wholesale funding                  52,626             32,418        20,208
                                 -----------------------------------------------
   Total interest expense          95,372             44,996        50,376

                                 -----------------------------------------------
   Net interest income          $   1,731          $  29,010      $(27,279)
                                 ===============================================

* The change in interest due to both rate and volume has been allocated proportionately to volume variance and rate variance based on the relationship of the absolute dollar change in each.
--------------------------------------------------------------------------------

Provision for Loan Losses

YTD00 provision for loan losses ("PFLL") was $15.0 million, up $1.5 million from YTD99. YTD00 net charge-offs as a percent of average loans (on an annualized basis) were 0.10% compared to YTD99 of 0.18%. See Table 8.

The PFLL is a function of the methodology used to determine the adequacy of the allowance for loan losses. See additional discussion under the "Allowance for Loan Losses" section.

Noninterest Income

YTD00 noninterest income was $140.8 million, up $16.3 million (13.1%) compared to YTD99. Primary categories that have impacted the change between comparable periods were mortgage banking, and net gains (losses) on both investment securities and asset sales. Excluding these categories, noninterest income was $108.9 million, or $15.0 million (16.0%) higher than the comparable 1999 period, with all other noninterest income categories showing increases over the same period last year (See Table 4). The purchase acquisitions added approximately $2.7 million of incremental noninterest income in YTD00 compared to YTD99.

---------------------------------------------------------------------------------------------------------------------------
                                                         TABLE 4
                                                    Noninterest Income
                                                     ($ in Thousands)
---------------------------------------------------------------------------------------------------------------------------
                                  3rd Qtr.    3rd Qtr.   Dollar      Percent       YTD        YTD       Dollar    Percent
                                    2000        1999     Change      Change        2000       1999      Change    Change
---------------------------------------------------------------------------------------------------------------------------
Trust service fees                $   9,665   $   9,307  $      358     3.8%   $  29,314   $  28,496   $    818      2.9%
Service charges on deposit            8,821       7,780       1,041    13.4       24,502      21,470      3,032     14.1
accounts
Mortgage banking                      5,125       5,933        (808)  (13.6)      14,617      25,368    (10,751)   (42.4)
Credit card & other nondeposit        6,475       5,335       1,140    21.4       19,011      14,987      4,024     26.8
fees
Retail commissions                    4,632       5,077        (445)   (8.8)      15,577      13,860      1,717     12.4
BOLI income                           3,081       2,895         186     6.4        9,111       6,442      2,669     41.4
Asset sale gains, net                 3,179          74       3,105     N/M       24,486         677     23,809     N/M
Other                                 3,393       3,037         356    11.7       11,377       8,621      2,756     32.0
                                   ----------------------------------------------------------------------------------------
  Subtotal                        $  44,371   $  39,438   $   4,933    12.5%   $ 147,995   $ 119,921   $ 28,074     23.4%
Investment securities gains
  (losses), net                          (2)        (50)         48   (96.0)      (7,194)      4,562    (11,756)    N/M
                                   ----------------------------------------------------------------------------------------
Total noninterest income          $  44,369   $  39,388   $   4,981    12.6%   $ 140,801   $ 124,483   $ 16,318     13.1%
                                   ========================================================================================

Subtotal, net of asset sale
  gains                           $  41,192   $  39,364   $   1,828    4.6%     $ 123,509  $ 119,244   $  4,265      3.6%
Subtotal, net of asset sale
  gains and  mortgage banking
  income                          $  36,067   $  33,431   $   2,636    7.9%     $ 108,892     93,876   $ 15,016     16.0%
===========================================================================================================================
N/M = not meaningful

Trust service fees increased $818,000, or 2.9%, over the comparable period nine-month period last year. The rising rate environment, the short-term impact of volatility in the stock market, and competitive market conditions have slowed growth in trust business for 2000.

Service charges on deposit accounts were up $3.0 million, or 14.1%, primarily due to YTD00 benefiting from the 2000 mid-year increases and changes in NSF and other service charges.

Mortgage banking income consists of servicing fees, the gain or loss on sales of mortgage loans to the secondary market, and production-related revenue (origination, underwriting and escrow waiver fees). Mortgage banking income for YTD00 decreased $10.8 million, or 42.4% from YTD99. Secondary mortgage production was down 74% from the year-earlier period which adversely impacted gains on sales of mortgages (down $8.4 million, or 80%), and volume-related fees (down $2.3 million, or 65%). Servicing fees were relatively unchanged between periods given that the portfolio serviced for others was $5.5 billion at both September 30, 2000 and 1999.

Credit card and other nondeposit fees increased $4.0 million, or 26.8%, compared to YTD99, with $1.3 million in increased merchant income, $2.2 million in all other credit card revenue, and $0.5 million in other nondeposit charges. The other credit card revenue was enhanced by the April 2000 acquisition agreement and five-year agency agreement with Citibank USA ("Citi") which provide for agent fees and other income on new and existing card business.

Retail commission income (brokerage and insurance commissions) increased $1.7 million, or 12.4% compared to the same period last year. The majority of the increase is insurance related (up $1.5 million), primarily in fixed annuity income.

BOLI income increased $2.7 million, or 41.4%, between comparable periods. The increase was primarily attributable to the timing of the BOLI investments purchased, with $100 million in October 1998 and an additional $100 million investment made in May of 1999, and rate increases effective in March 2000. BOLI income is included in other noninterest income in the consolidated statements of income.

Net asset sale gains increased $23.8 million over YTD99, due to the $12.9 million gain on sale of $128 million credit card receivables to Citi and the $11.1 million net premium on the sales of $109 million in deposits from six branches during YTD00. Other noninterest income increased $2.8 million, or 32.0% from YTD99, of which $1.5 million was recognized in connection with an interim servicing agreement with Citi related to the credit card receivable sale which concluded in June 2000.

Net investment securities gains (losses) decreased $11.8 million versus YTD99. The YTD00 net losses of $7.2 million were from securities sold to mitigate interest rate risk and enhance future yields. The YTD99 net gains of $4.6 million were primarily due to the partial sale of an agency security.

Noninterest Expense

YTD00 noninterest expense ("NIE") was $239.8 million, up $10.4 million, or 4.5%, compared to YTD99. Expenses in YTD99 reflected the partial reversal of the mortgage servicing rights (MSR) valuation allowance and a reduction in profit sharing expense, totaling $6.9 million. Not including these items, NIE was up $3.5 million, or 1.5% over the comparable nine-month period, despite $11.1 million or incremental expense added from the Riverside and BNC acquisitions. Primary categories that have impacted the change between comparable periods are noted below. See Table 5.

--------------------------------------------------------------------------------------------------------------------------
                                                         TABLE 5
                                                   Noninterest Expense
                                                     ($ in Thousands)
--------------------------------------------------------------------------------------------------------------------------
                                    3rd Qtr.    3rd Qtr.   Dollar    Percent       YTD         YTD       Dollar    Percent
                                      2000        1999     Change    Change       2000        1999       Change    Change
--------------------------------------------------------------------------------------------------------------------------
Salaries and employee benefits    $  40,380   $  36,862   $  3,518     9.5%    $ 117,934   $ 114,245   $  3,689     3.2%
Occupancy                             5,733       5,776        (43)   (0.7)       17,549      17,283        266     1.5
Equipment                             3,755       4,047       (292)   (7.2)       11,607       11,464       143     1.2
Data processing                       5,313       5,385        (72)   (1.3)       17,700       15,847     1,853    11.7
Business development &
  advertising                         3,353       3,023        330    10.9         9,852        9,352       500     5.3
Stationery and supplies               1,970       1,889         81     4.3         5,793        5,781        12     0.2
FDIC expense                            462         714       (252)  (35.3)        1,360        2,292      (932)  (40.7)
MSR amortization                      2,324         190      2,134     N/M         7,103        1,530     5,573    N/M
Intangible amortization expense       2,229       2,077        152     7.3         6,720        5,556     1,164    21.0
Legal and professional fees           1,806         508      1,298     N/M         5,602        6,849    (1,247)  (18.2)
Other                                12,840      13,845     (1,005)   (7.3)       38,587       39,222      (635)   (1.6)
==========================================================================================================================
Total noninterest expense         $  80,165   $  74,316   $  5,849     7.9%    $ 239,807   $  229,421  $ 10,386     4.5%
==========================================================================================================================
N/M = not meaningful

Salaries and employee benefit expenses increased to $117.9 million, up $3.7 million, or 3.2%, from YTD99. Of the $3.7 million increase in total personnel costs, $1.8 million was due to the year-over-year swing in profit sharing expense, and $1.5 million was attributable to higher premium-based insurance benefits in 2000. Despite the additional staff of acquired entities, which added approximately 177 full time equivalent employees ("FTEs"), the number of FTEs has been reduced primarily in operational areas as centralization of processes and other operational-related synergies were achieved throughout 1999 and 2000 (with approximately 115 fewer average FTEs for YTD00 compared to YTD99).

Occupancy and equipment, on a combined basis, increased to $29.2 million, up $409,000, or 1.4%, over the comparable period last year. The increase is primarily due to higher rental expenses and computer depreciation expense associated with computer upgrades during 1999 and 2000.

Data processing increased to $17.7 million, up $1.9 million, or 11.7%, compared to the same period last year. The majority of the increase is attributable to software and system enhancements, volume-driven increases in processing costs and higher software maintenance.

FDIC expense decreased to $1.4 million, down $932,000, or 40.7%, from YTD99, reflective, in part, of the net rate reduction in the combined banking insurance fund (BIF) and savings association insurance fund (SAIF) effective for 2000.

Other expenses were up $4.9 million, or 9.1%, over YTD99. MSR amortization increased $5.6 million since YTD99 included the reversal of $5.7 million of MSR valuation reserve, and intangible amortization expense increased $1.2 million due to the acquisitions. These increases were offset by lower legal and professional fees (down $1.2 million between periods, principally due to Y2K consulting expenses in YTD99) and lower loan expenses (down $906,000, primarily in line with lower mortgage production during 2000).

Income Taxes

Income tax expense for YTD00 was $47.0 million, down $7.9 million or 14.4% from YTD99. The effective tax rate (income tax expense divided by income before taxes) was 26.8% and 31.3% for YTD00 and YTD99, respectively. This decrease was attributable to tax valuation allowance adjustments and the tax benefits of increased municipal securities (average balances of municipal securities were 61% higher than YTD99), BOLI income, and real estate investment trusts.

Balance Sheet

At September 30, 2000, total assets reached $13.1 billion, an increase of $795 million, or 6.5%, over September 30, 1999. The growth was in part due to the purchase acquisitions (see Note 3 in the notes to consolidated financial statements). BNC accounted for $36 million (including intangibles) of the increase between the comparable year-to-date periods.

Period end loans grew $737 million, or 9.1%, since September 30, 1999. Excluding the net of the $33 million of loans acquired with BNC and the $128 million of credit card receivables sold, loans grew year-over-year by approximately $832 million or 10.3%. The growth in loans was predominantly in commercial-oriented loans (see Table 6), up $842 million and representing 51% of total loans at September 30, 2000, compared to 46% a year ago.

Period end deposits grew $353 million, or 3.9%, since September 30, 1999, primarily in brokered CDs (up $543 million). Total deposits excluding brokered CDs ("retail deposits") were down $190 million or 2.2%; however, excluding the branch sales that occurred since September 30, 1999 ($165 million), retail deposits were down approximately $25 million, or 0.3%. One of the primary factors influencing deposit growth has been competitive pressures from other financial institutions, as well as other investment opportunities available to customers.

Since year-end 1999, total assets grew $600 million, primarily in loans. Loans increased $516 million (8.3% annualized), to $8.9 billion at September 30, 2000. Deposits increased $639 million (9.8% annualized), to $9.3 billion at September 30, 2000.

--------------------------------------------------------------------------------
                                     TABLE 6
                           Period End Loan Composition
                                ($ in Thousands)
--------------------------------------------------------------------------------
                        September 30, % of  September 30, % of   Dec. 31, % of
                            2000      Total    1999       Total    1999   Total
--------------------------------------------------------------------------------
Commercial, financial
  & agricultural
  ("CF&A loans")        $1,625,358    18%   $1,347,736    17%  $1,412,338  17%
Real estate-
  construction             633,834     7       520,201     7      560,450   7
Real estate-
  mortgage/commercial    2,276,206    26     1,817,924    22    1,903,633  23
Lease financing             15,613    --        23,415    --       23,229  --
                         -----------------------------------------------------
 Commercial              4,551,011    51     3,709,276    46    3,899,650  47
Real estate-
  mortgage/residential   3,195,865    36     3,279,177    40    3,274,767  39
Home equity *              474,481     6       376,236     5      408,577   5
                         -----------------------------------------------------
 Residential mortgage    3,670,346    42     3,655,413    45    3,683,344  44
Consumer                   637,308     7       756,994     9      760,106   9
                         -----------------------------------------------------
Total loans             $8,858,665  100%    $8,121,683   100%  $8,343,100 100%
                         =====================================================
* - Management considers these to be consumer loans.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                     TABLE 7
                         Period End Deposit Composition
                                ($ in Thousands)
--------------------------------------------------------------------------------
                 September 30,   % of   September 30,  % of     Dec. 31,  % of
                      2000       Total      1999       Total      1999    Total
--------------------------------------------------------------------------------
Demand           $  1,194,405     13%  $  1,098,339     12%  $ 1,103,931   13%
Savings               932,020     10        904,676     10       838,201    9
NOW                   785,062      8        796,892      9       868,514   10
Money Market        1,455,117     16      1,480,874     17     1,483,779   17
Brokered CDs        1,022,994     11        480,221      5       337,243    4
Other time          3,941,718     42      4,217,530     47     4,060,161   47
                  --------------------------------------------------------------
Total deposits   $  9,331,316    100   $  8,978,532    100%  $ 8,691,829  100%
                  ==============================================================
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
                                     TABLE 8
               Allowance for Loan Losses and Nonperforming Assets
                                ($ in Thousands)
--------------------------------------------------------------------------------
                                       At and for the           At and for the
                                      Nine months ended           year ended
                                        September 30,             December 31,
--------------------------------------------------------------------------------
                                               2000        1999        1999
                                      ------------------------------------------
Allowance for Loan Losses (AFLL):
Balance at beginning of period             $ 113,196     $  99,677   $ 99,677
Balance related to acquisitions                  ---         7,447      8,016
Decrease from sale of credit
  card receivables                            (4,216)          ---        ---
Provision for loan losses                     15,003        13,539     19,243
Charge-offs                                   (7,954)      (12,292)   (16,621)
Recoveries                                     1,578         1,870      2,881
                                      ------------------------------------------
  Net charge-offs (NCOs)                      (6,376)      (10,422)   (13,740)
                                      ------------------------------------------
Balance at end of period                   $ 117,607     $ 110,241   $ 113,196
                                      ==========================================

Nonperforming Assets (NPAs):
Nonaccrual loans                           $  39,907     $  40,330   $  32,076
Accruing loans past due 90 days or more        5,520         6,539       4,690
Restructured loans                                23           840         148
                                      ------------------------------------------
Total nonperforming loans (NPLs)              45,450        47,709      36,914
Other real estate owned (OREO)                 3,710         4,105       3,740
                                      ==========================================
  Total nonperforming assets               $  49,160     $  51,814   $  40,654
                                      ==========================================
Ratios:
AFLL to NCOs (annualized)                      13.81          7.91        8.24
NCOs to average loans (annualized)              0.10%         0.18%       0.18%
AFLL to total loans                             1.33%         1.36%       1.36%
NPLs to total loans                             0.51%         0.59%       0.44%
NPAs to total assets                            0.37%         0.42%       0.32%
AFLL to NPLs                                     259%          231%        307%
--------------------------------------------------------------------------------

As of September 30, 2000, the allowance for loan losses ("AFLL") was $117.6 million, representing 1.33% of loans outstanding, compared to $110.2 million (or 1.36% of loans) at September 30, 1999, and $113.2 million (or 1.36% of loans) at year-end 1999.

The AFLL at September 30, 2000 was up $7.4 million since September 30, 1999, of which $569,000 was acquired with the purchase transaction during the fourth quarter of 1999, offset by a $4.2 million decrease related to the sale of credit card receivables in the second quarter of 2000. Period end loans grew $737 million since September 30, 1999, predominantly in commercial-oriented loans (as shown in Table 6) which by their nature carry greater inherent credit risk. The mix of commercial-oriented loans increased as a percent of total loans to 51% at September 30, 2000, compared to 46% last year.

The AFLL at September 30, 2000, increased $4.4 million since December 31, 1999. Since year-end 1999, the AFLL was decreased by $4.2 million related to the aforementioned sale of the credit card portfolio, but increased through provision for loan losses in connection with loan growth. Period end loans grew $516 million since year-end, commercial-oriented loans increased to 51% of total loans at September 30, 2000, compared to 47% at December 31, 1999. The AFLL was 259% of nonperforming loans compared to 231% and 307% at September 30 and December 31, 1999, respectively. Table 8 provides additional information regarding activity in the AFLL.

Charge-offs were $8.0 million for YTD00, $12.3 million for YTD99 and $16.6 million for year-end 1999, while recoveries for the corresponding periods were $1.6 million, $1.9 million and $2.9 million, respectively. The decrease in net charge-offs between September 30, 2000, and September 30, 1999, and between September 30, 2000, and December 31, 1999, is attributable primarily to the sale of the credit card receivables in 2Q00.

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

Management believes the AFLL to be adequate at September 30, 2000. While management uses available information to recognize losses on loans, future adjustments to the AFLL may be necessary based on changes in economic conditions and the impact of such change on the Corporation's borrowers. As an integral part of their examination process, various regulatory agencies also review the AFLL. Such agencies may require that changes in the AFLL be recognized when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

Nonperforming Loans And Other Real Estate Owned

Management's philosophy of the identification of nonaccrual and problem loans is embodied through the ongoing monitoring and reviewing of all pools of risk in the loan portfolio to ensure that problem loans are identified quickly and the risk of loss is minimized.

Nonperforming loans ("NPLs") are considered an indicator of future loan losses. NPLs are defined as nonaccrual loans, loans 90 days or more past due but still accruing and restructured loans. The Corporation specifically excludes student loan balances that are 90 days or more past due and still accruing and that have contractual government guarantees as to collection of principal and interest, from its definition of NPLs. The Corporation had $19 million, $15 million and $17 million of these loans at September 30, 2000, September 30, 1999, and December 31, 1999, respectively.

Table 8 provides detailed information regarding nonperforming assets. Total NPLs at September 30, 2000 were $45.5 million, down $2.3 million and up $8.5 million, from September 30 and December 31, 1999, respectively. The ratio of nonperforming loans to total loans for the corresponding periods was .51%, .59% and .44% at September 30, 2000, September 30, 1999 and December 31, 1999, respectively. Accruing loans past due 90+ days and restructured loans account for approximately $1.8 million of the $2.3 million decrease in NPLs between comparable periods, with accruing loans past due 90+ days decreasing $1.0 million, restructured loans down $800,000 and nonaccrual loans decreasing $500,000. Nonaccrual loans account for the majority of the $8.5 million increase in NPLs since year-end 1999, with nonaccrual loans increasing $7.8 million (of which $6.6 million was attributable to the addition of two large commercial credits), accruing loans past due 90+ days up $800,000, and restructured loans down $100,000.

OREO was $3.7 million at September 30, 2000, down slightly ($395,000) from a year ago, and relatively unchanged (down $30,000) from December 31, 1999.

Potential problem loans are loans where there are doubts as to the ability of the borrower to comply with present repayment terms. The decision of management to place loans in this category does not necessarily mean that the Corporation expects losses to occur but that management recognizes that a higher degree of risk is associated with these performing loans. At September 30, 2000, potential problem loans totaled $148 million. The loans that have been reported as potential problem loans are not concentrated in a particular industry. Management does not presently expect significant losses from credits in this category.

Liquidity

Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met.

Funds are available from a number of sources, including the securities portfolio, the core deposit base, lines of credit with major banks, the ability to acquire large deposits from customers and through brokers, and the ability to securitize or package loans for sale. Additionally, liquidity is provided from loans and securities repayments and maturities.

The parent company's primary funding sources to meet its liquidity requirements are dividends and service fees from subsidiaries, borrowings with major banks, and proceeds from the issuance of equity. The parent company manages its liquidity position to provide the funds necessary to pay dividends to stockholders, service debt, invest in subsidiaries, repurchase common stock, and satisfy other operating requirements. Additionally, the parent company had $225 million of established lines of credit with nonaffiliated banks, of which $134 million was outstanding at September 30, 2000.

The subsidiary banks are subject to regulation and, among other things, may be limited in their ability to pay dividends or transfer funds to the parent company. Accordingly, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available for the payment of cash dividends to the Corporation's stockholders.

The parent company and its four largest subsidiary banks are rated by Moody's, Standard and Poor's (S&P), and Fitch. These ratings, along with the Corporation's other ratings, provide opportunity for greater funding capacity and funding alternatives.

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

Stockholders' equity at September 30, 2000 decreased to $930.2 million, compared to $931.1 million at September 30, 1999. The decrease in equity between the two periods was primarily composed of the repurchase of common stock and the payment of dividends, with partially offsetting increases to equity from the retention of earnings and the exercise of stock options. Additionally, stockholders' equity at September 30, 2000, was reduced by a $18.9 million equity component (included in accumulated other comprehensive loss) related to unrealized losses on securities available-for-sale, net of the tax effect, predominantly due to the impact of the rising rate environment on that portfolio. At September 30, 1999, stockholders' equity included $24.5 million related to unrealized losses on securities available-for-sale, net of the tax effect. The ratio of period-end equity to assets at September 30, 2000 was 7.09%, compared to 7.56% at September 30, 1999.

Stockholders' equity grew $20.4 million since year-end 1999. The increase in equity between the two periods was primarily composed of the retention of earnings and the exercise of stock options, with offsetting decreases to equity from the payment of dividends and the repurchase of common stock. Additionally, stockholders' equity at year-end 1999, was reduced by a $38.8 million equity component (included in accumulated other comprehensive loss) related to unrealized losses on securities available-for-sale, net of the tax effect, predominantly due to the impact of the rising rate environment on that portfolio. The ratio of period-end equity to assets at September 30, 2000 was 7.09%, compared to 7.27% at December 31, 1999.

The Board of Directors ("BOD") has authorized management to repurchase shares of the Corporation's common stock each quarter in the market, to be made available for issuance in connection with the Corporation's employee incentive plans and for other corporate purposes. The BOD authorized the repurchase of up to 330,000 shares per quarter in 2000. In March 2000, the BOD also authorized the repurchase and cancellation of up to 5% of the Corporation's outstanding shares, not to exceed approximately 3.5 million shares. During the nine months of 2000, 317,801 and 2,704,050 shares were repurchased under these two authorizations, respectively, at a combined average cost of $24.73 per share. In October 2000, the BOD authorized the repurchase and cancellation of additional shares (see "Subsequent Events").

Cash dividends of $0.82 per share were paid, representing a payout ratio of 43.94% for YTD00.

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

-----------------------------------------------------------------------------------------------------------------------
                                                       TABLE 9
                                                    Capital Ratios
                                        (In Thousands, except per share data)
-----------------------------------------------------------------------------------------------------------------------
                                                    Sept. 30,       June 30,      March 31,      Dec. 31,     Sept. 30,
                                                      2000            2000          2000           1999         1999
-----------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                         $  930,183     $  930,223    $  920,788     $  909,789   $  931,123
Tier 1 capital                                        840,180        861,874       850,931        831,907      837,279
Total capital                                         957,530        971,089       959,208        941,005      948,244
Tangible common equity / assets                          7.15%          7.22%         7.30%          7.34%        7.63%
Total equity / assets                                    7.09%          7.16%         7.23%          7.27%        7.56%
Tier 1 leverage ratio                                    6.57%          6.86%         6.83%          6.80%        7.15%
Tier 1 risk-based capital ratio                          9.41%         10.03%         9.97%          9.72%       10.03%
Total risk-based capital ratio                          10.72%         11.30%        11.24%         10.99%       11.36%
Book value per common share                             13.94          13.57         13.30          13.09        13.22
Shares repurchased during period                        1,874            705           440            868        1,772
Shares outstanding (period end)                        66,725         68,536        69,229         69,520       70,438
Diluted shares outstanding (average) for period        68,293         69,206        69,812         70,657       70,833
Stock price at end of period                       $    26.25     $    21.81    $    27.16     $    31.14   $    32.90
High closing price for the period                       26.63          27.27         30.06          36.70        37.44
Low closing price for the period                        22.13          21.81         20.29          30.68        31.90
Dividend paid per share                                  0.29           0.26          0.26           0.26         0.26
Market capitalization                                   1,752          1,495         1,880          2,165        2,317
-----------------------------------------------------------------------------------------------------------------------

Third Quarter Results

Net income for third quarter 2000 ("3Q00") was $41.5 million, or $0.61 per diluted share, compared to $41.8 million net income, or $0.59 per diluted share, for the third quarter of 1999 ("3Q99"). ROE was 17.75%, down 26 bp from 3Q99, while ROA decreased 12 bp to 1.28%. Acquisition activity (further described in Note 3 of the notes to consolidated financial statements) impacted the comparable quarter analysis. Financial results of 3Q99 do not include results of BNC and include only one month of Riverside, while 3Q00 included full quarter results of both acquisitions. Net of funding costs, these acquisitions accounted for approximately $0.6 million of incremental net income between comparable quarters.

FTE NII for 3Q00 was $100.4 million, $2.8 million lower than 3Q99. The NIM of 3.25% in 3Q00 was 45 bp lower than the NIM of 3.70% in 3Q99 (see Tables 2 and 3). The decline in NIM reflected the balance sheet's sensitivity to rising interest rates (the average Fed funds rate for 3Q00 was 140 bp higher than 3Q99), greater reliance on more costly wholesale funds and brokered CDs, and the sale of the higher-yielding credit card receivables in 2Q00, offset by positive NIM contributions from acquisitions, security reinvestment opportunities, and earning asset growth.

Average EAs grew $1.1 billion over the comparable quarter last year. Excluding the net impact of the acquisitions and the credit card sale, the year-over-year increase in average EAs was approximately $919 million (8.3%), with loans up $838 million (10.7%). Average IBLs rose $938 million and net free funds increased $114 million. Average total deposits for 3Q00 were $9.3 billion, up $522 million (6.0%) over 3Q99, predominantly from growth in brokered CDs (which represented 10.6% of average deposits for 3Q00 compared to 4.3% for 3Q99). Wholesale funding increased $511 million over the comparable quarter last year.

The provision for loan losses was up $419,000 over the provision for 3Q99. The AFLL to loans at September 30, 2000 was 1.33% compared to 1.36% at September 30, 1999 (see Table 8).

Noninterest income was $44.4 million for 3Q00, up $5.0 million over 3Q99 (see Table 4). Noninterest income for 3Q00 includes a $2.9 million net premium on $26 million of deposits from a branch sale. Excluding securities and asset sale gains from both periods, noninterest income rose $1.8 million (4.6%). Credit card & other nondeposit fees were up $1.1 million (21.1%), attributable to increases in merchant income and all other credit card revenue, including the Citi relationship. Service charges on deposit accounts were up $1.0 million (13.4%) due to rate increases, greater efforts to control waivers and refunds, and other targeted initiatives. Mortgage banking income declined $808,000 (13.6%) from the same period last year. A $75 million (37%) reduction in secondary mortgage production from 1999 levels resulted in lower gains on sales and less production related fee income, while servicing fees remained level between periods. All other income categories were relatively unchanged from 3Q99.

Noninterest expense for 3Q00 was up $5.8 million over 3Q99 (see Table 5). Expenses in 3Q99 included the partial reversal of MSR valuation allowance and a reduction in profit sharing expense, totaling $3.5 million; excluding these items, noninterest expense was $2.3 million (3.0%) higher than last year. Personnel expense was up $3.5 million; excluding profit sharing expense from both quarters, the increase was $1.3 million (3.3%) between comparable quarters. Despite the additional staff of acquired entities, which added approximately 136 FTEs, the average FTEs of 3,979 in 3Q00 were 85 (2.1%) lower than 3Q99. Legal and professional fees were up $1.3 million compared to the same quarter last year, primarily in consultant fees associated with software and system enhancements in 3Q00. The Other expense category decreased by $1.0 million, with loan expenses representing the majority of the decrease. The remaining expense categories tracked closely to 3Q99 results.

Taxes were down $5.2 million between comparable quarters, due to the decrease in income before taxes and the decrease in the effective tax rate, at 24.0% for 3Q00 compared to 30.5% for 3Q99. This decrease was attributable to tax valuation allowance adjustments and the tax benefits of increased municipal securities, BOLI income, and real estate investment trusts.

Fourth Quarter Outlook

The Corporation expects fourth quarter 2000 (4Q00) results to be similar to 3Q00. Loan and deposit growth for 4Q00 are expected to continue at levels seen in 3Q00. Noninterest income, excluding gains and losses on securities and asset sales, is expected to be up slightly from 3Q00 levels. Expenses are expected to be similar to 3Q00. The effective tax rate is expected to be higher than that of 3Q00. The Corporation expects 4Q00 earnings in the range of $0.59 to $0.61 per diluted share, similar to 3Q00 earnings.

Subsequent Events

On October 25, 2000, the BOD authorized the repurchase and cancellation of 3.2 million shares, representing approximately five percent of the Corporation's outstanding shares, anticipated to begin during 4Q00.

On October 25, 2000, the BOD declared a $0.29 per share dividend payable November 15, 2000, to shareholders of record at the close of business on November 1, 2000.

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

         (b)   Reports on Form 8-K:

               There were no reports on Form 8-K filed for the nine months ended September 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      ASSOCIATED BANC-CORP
                                      (Registrant)


Date:  November 14, 2000              /s/ Robert C. Gallagher
                                      -----------------------------------------
                                          Robert C. Gallagher
                                          President and Chief Executive Officer


Date:  November 14, 2000              /s/ Joseph B. Selner
                                      -----------------------------------------
                                          Joseph B. Selner
                                          Principal Financial Officer