Form 10-K
period 2000-12-31
ASSOCIATED BANC-CORP
filed 2001-03-22
CIK 7789

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 2000

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For  the  transition  period  from             to
                                                   -----------   -----------


                         Commission file number: 0-5519

                              ASSOCIATED BANC-CORP
             (Exact name of registrant as specified in its charter)

           Wisconsin                                     39-1098068
 (State or other jurisdiction of                      (I.R.S. employer
  incorporation or organization)                      identification no.)

         1200 Hansen Road
      Green Bay, Wisconsin                                  54304
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 1, 2001, 66,172,712 shares of Common Stock were outstanding and the aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $2,226,522,000. Excludes approximately $107,100,000 of market value representing the outstanding shares of the Registrant owned by all directors and officers who individually, in certain cases, or collectively, may be deemed affiliates. Includes approximately $182,708,000 of market value representing 7.83% of the outstanding shares of the Registrant held in a fiduciary capacity by the trust company subsidiary of the Registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                             Part of Form 10-K Into Which
            Document                    Portions of Documents are Incorporated

 Proxy Statement for Annual Meeting of                Part III
    Shareholders on April 25, 2001


================================================================================

                              ASSOCIATED BANC-CORP
                        2000 FORM 10-K TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I

Item 1.      Business                                                        3

Item 2.      Properties                                                      7

Item 3.      Legal Proceedings                                               7

Item 4.      Submission of Matters to a Vote of Security Holders             7

PART II

Item 5.      Market for Registrant's Common Equity and Related
             Stockholder Matters                                            10

Item 6.      Selected Financial Data                                        11

Item 7.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            12

Item 7A.     Quantitative and Qualitative Disclosures About
             Market Risk                                                    39

Item 8.      Financial Statements and Supplementary Data                    40

Item 9.      Changes in and Disagreements With Accountants on
             Accounting and Financial Disclosure                            70

PART III

Item 10.     Directors and Executive Officers of the Registrant             70

Item 11.     Executive Compensation                                         70

Item 12.     Security Ownership of Certain Beneficial Owners and
             Management                                                     70

Item 13.     Certain Relationships and Related Transactions                 70

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K                                                    71

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

These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. Associated Banc-Corp undertakes no obligation to update or revise any forward looking statements, whether as a result of new information, future events, or otherwise.

                                     PART I

ITEM 1  BUSINESS

GENERAL

Associated Banc-Corp (the "Corporation") is a bank holding company registered pursuant to the Bank Holding Company Act of 1956, as amended (the "Act"). It was incorporated in Wisconsin in 1964 and was inactive until 1969 when permission was received from the Board of Governors of the Federal Reserve System to acquire three banks. At December 31, 2000, the Corporation owned nine commercial banks located in Illinois, Minnesota, and Wisconsin (the "affiliates") serving their local communities and, measured by total assets held at December 31, 2000, was the third largest commercial bank holding company headquartered in Wisconsin. The Corporation also owned 31 nonbanking subsidiaries (the "subsidiaries") located in Arizona, California, Illinois, Missouri, Nevada, and Wisconsin.

Effective in the second quarter of 2001, the Corporation will merge all of the Wisconsin bank affiliates into a single national banking charter, headquartered in Green Bay, Wisconsin, under the name Associated Bank, National Association. Certain subsidiaries will also merge with and into the resultant bank, becoming departments of the Wisconsin national bank. At the completion of the foregoing mergers, the Corporation will have four commercial bank affiliates and 20 subsidiaries.

SERVICES

The Corporation provides advice and specialized services to its affiliates in banking policy and operations, including auditing, data processing, marketing/advertising, investing, legal/compliance, personnel services, trust services, risk management, facilities management, security, purchasing, treasury, finance, accounting, and other financial services functionally related to banking.

Responsibility for the management of the affiliates remains with their respective Boards of Directors and officers. Services rendered to the affiliates by the Corporation are intended to assist the local management of these affiliates to expand the scope of services offered by them. Bank affiliates of the Corporation at December 31, 2000, provided services through 214 locations in 149 communities.

The Corporation, through its affiliates, provides a complete range of banking services to individuals and businesses. These services include checking, savings, and money market deposit accounts, business, personal, educational, residential, and commercial mortgage loans, other consumer-oriented financial services, including IRA and Keogh accounts, and safe deposit and night depository facilities. Automated Teller Machines (ATMs), which provide 24-hour banking services to customers of the affiliates, are installed in many locations in the affiliates' service areas. The affiliates are members of an interstate shared ATM network, which allows their customers to perform banking transactions from their checking, savings, or credit card accounts at ATMs in a multi-state environment. Among the services designed specifically to meet the needs of businesses are various types of specialized financing, cash management services, and transfer/collection facilities.

The affiliates provide lending, depository, and related financial services to individual, commercial, industrial, financial, and governmental customers. Term loans, revolving credit arrangements, letters of credit, inventory and accounts receivable financing, real estate construction lending, and international banking services are available.

Lending involves credit risk. Credit risk is controlled and monitored through active asset quality management and the use of lending standards, thorough review of potential borrowers, and active asset quality administration. Active asset quality administration, including early problem loan identification and timely resolution of problems, further ensures appropriate management of credit risk and minimization of loan losses. The allowance for loan losses ("AFLL") represents management's estimate of an amount adequate to provide for probable losses inherent in the loan portfolio. Management's evaluation of the adequacy of the AFLL is based on management's ongoing review and grading of the loan portfolio, consideration of past loan loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, current economic conditions, the fair value of underlying collateral, and other factors which could affect potential credit losses. Credit risk management is discussed under sections "Loans," "Allowance for Loan Losses," and "Nonperforming Loans, Potential Problem Loans, and Other Real Estate Owned" and under Notes 1 and 5 in the notes to consolidated financial statements.

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

Investment  subsidiaries  provide discount and full-service  brokerage services, including the sale of fixed and variable annuities, mutual funds, and securities, to the affiliates' customers and the general public. Insurance subsidiaries provide commercial and individual insurance services and engage in reinsurance. Various life, property, casualty, credit, and mortgage insurance products are available to the affiliates' customers and the general public. Seven investment subsidiaries located in Nevada hold, manage, and trade cash, stocks, and securities transferred from the affiliates and reinvest investment income. Three additional investment subsidiaries formed in Nevada and headquartered and domiciled in the Cayman Islands provide investment services for their parent bank, as well as provide management of their respective Real Estate Investment Trust ("REIT") subsidiaries. A leasing subsidiary provides lease financing for a variety of capital equipment for commerce and industry. An appraisal subsidiary provides real estate appraisals for customers, government agencies, and the general public.

The mortgage banking subsidiaries are involved in the origination, servicing, and warehousing of mortgage loans, and the sale of such loans to investors. The primary focus is on commercial and one- to four-family residential and multi-family properties, which are generally salable into the secondary mortgage market. The principal mortgage lending areas of these subsidiaries are Wisconsin and Illinois. Nearly all long-term, fixed-rate real estate mortgage loans generated are sold in the secondary market and to other financial institutions, with the subsidiaries retaining the servicing of those loans.

In addition to real estate loans, the Corporation's affiliates and subsidiaries originate and/or service consumer loans, business credit card loans, and student loans. Consumer, home equity, and student lending activities are principally conducted in Wisconsin and Illinois, while the credit card base and resulting loans are principally centered in the Midwest. In April 2000, the Corporation entered into an agreement with Citibank USA ("Citi") for the acquisition of the Corporation's retail credit card portfolio. That agreement, along with a five-year agency agreement entered into contemporaneously with Citi, provides for agent fees and other income on new and existing card business.

The Corporation, its affiliates, and subsidiaries are not dependent upon a single or a few customers, the loss of which would have a material adverse effect on the Corporation. No material portion of the business of the Corporation, its affiliates, or its subsidiaries is seasonal.

FOREIGN OPERATIONS

The Corporation, its affiliates, and subsidiaries do not engage in any operations in foreign countries, other than three investment subsidiaries all formed under the General Corporation Law of the State of Nevada. These investment subsidiaries are headquartered and commercially domiciled in the Cayman Islands. Each subsidiary has at least one employee who is a resident of the Cayman Islands. In addition, Associated Bank Green Bay, National Association, a banking affiliate of the Corporation, has established a branch in the Cayman Islands under a Class B Banking License issued by the Cayman Islands Monetary Authority. It has at least one employee who is a resident of the Cayman Islands.

EMPLOYEES

At December 31, 2000, the Corporation, its affiliates, and subsidiaries, as a group, had 3,835 full-time equivalent employees.

COMPETITION

The financial services industry is highly competitive. The Corporation competes for loans, deposits, and financial services in all of its principal markets. The Corporation competes directly with other bank and nonbank institutions located within its markets, with out-of-market banks and bank holding companies that advertise or otherwise serve the Corporation's markets, money market and other mutual funds, brokerage houses, and various other financial institutions. Additionally, the Corporation competes with insurance companies, leasing companies, regulated small loan companies, credit unions, governmental agencies, and commercial entities offering financial services products. Competition involves efforts to obtain new deposits, the scope and type of services offered, interest rates paid on deposits and charged on loans, as well as other aspects of banking. All of the affiliates also face direct competition from members of bank holding company systems that have greater assets and resources than those of the Corporation.

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

The activities of the Corporation, its affiliates, and subsidiaries, are limited by the Act to those activities that are banking or those nonbanking activities that are closely related or incidental to banking. The Corporation is required to act as a source of financial strength to each of its affiliates pursuant to which it may be required to commit financial resources to support such affiliates in circumstances when, absent such requirements, it might not do so. The Act also requires the prior approval of the Board for the Corporation to acquire direct or indirect control of more than five percent of any class of voting shares of any bank or bank holding company. Further restrictions imposed by the Act include capital requirements, restrictions on transactions with affiliates, on issuances of securities, on dividend payments, on inter-affiliate liabilities, on extensions of credit, and on expansion through merger and acquisition.

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

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 contains provisions which amended the Act to allow an adequately-capitalized and adequately-managed bank holding company to acquire a bank located in another state as of September 29, 1995. Effective June 1, 1997, interstate branching was permitted. The Riegle-Neal Amendments Act of 1997 clarifies the applicability of host state laws to any branch in such state of an out-of-state bank.
The FDIC maintains the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF) by assessing depository institutions an insurance premium twice a year. The amount each institution is assessed is based both on the balance of insured deposits held during the preceding two quarters, as well as on the degree of risk the institution poses to the insurance fund. FDIC assesses higher rates on those institutions that pose greater risks to the insurance funds. Effective April 1, 2000, the FDIC Board of Directors (FDIC Board) adopted revisions to the FDIC's regulation governing deposit insurance assessments which it believes enhance the present system by allowing institutions with improving capital positions to benefit from the improvement more quickly while requiring those whose capital is failing to pay a higher assessment sooner. The Federal Deposit Insurance Act governs the authority of the FDIC Board to set BIF and SAIF assessment rates and directs the FDIC Board to establish a risk-based assessment system for insured depository institutions and set assessments to the extent necessary to maintain the reserve ratio at 1.25%. The current BIF assessment rate is 1.34% and the SAIF assessment rate is 1.44%.

The Gramm-Leach-Bliley Act of 1999, P.L. 106-102, enacted on November 12, 1999, has made major amendments to the Act. The amendments, among other things, allow certain qualifying bank holding companies to engage in activities that are financial in nature and that explicitly include the underwriting and sale of insurance. The amendments also amend the Act provisions governing the scope and manner of the Board's supervision of bank holding companies, the manner in which activities may be found to be financial in nature, and the extent to which state laws on insurance will apply to insurance activities of banks and bank affiliates. The Board has issued regulations implementing these provisions. The amendments allow for the expansion of activities by banking organizations and permit consolidation among financial organizations generally.

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

At December 31, 2000, the affiliates occupied 214 offices in 149 different communities within Illinois, Minnesota, and Wisconsin. All affiliate main offices are owned, except Associated Bank Milwaukee, Associated Bank Chicago, Associated Bank Illinois, and Associated Bank Minnesota. The affiliate main offices in downtown Milwaukee, Chicago, Rockford, and Minneapolis are located in the lobbies of multi-story office buildings. Most affiliate branch offices are free-standing buildings that provide adequate customer parking, including drive-in facilities of various numbers and types for customer convenience. Some affiliates also have branch offices in various supermarket locations, as well as offices in retirement communities. In addition, the Corporation owns other real property that, when considered in the aggregate, is not material to its financial position.

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

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ending December 31, 2000.

EXECUTIVE OFFICERS OF THE CORPORATION

Pursuant to General Instruction G of Form 10-K, the following list is included as an unnumbered item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held April 25, 2001.

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

NAME                          OFFICES AND POSITIONS HELD                     DATE OF ELECTION
Harry B. Conlon               Chairman of Associated Banc-Corp               March 1, 1975
Age: 65
                              Prior to April 2000, Chairman and Chief
                              Executive Officer of Associated Banc-Corp

                              Prior to October 1998, Chairman, President, and Chief Executive Officer of Associated
                              Banc-Corp

Robert C. Gallagher           President, Chief Executive Officer, and        April 28, 1982
Age: 62                       Director of Associated Banc-Corp

                              Prior to April 2000, President, Chief
                              Operating Officer, and Director of
                              Associated Banc-Corp

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

Brian R. Bodager              Chief Administrative Officer, General          July 22, 1992
Age: 45                       Counsel and Corporate Secretary of
                              Associated Banc-Corp

                              Prior to July 1997, Senior Vice President,
                              General Counsel, and Corporate Secretary of
                              Associated Banc-Corp

Joseph B. Selner              Chief Financial Officer of Associated          January 25, 1978
Age: 54                       Banc-Corp

Arthur E. Olsen, III          General Auditor of Associated Banc-Corp        July 28, 1993
Age: 49

Mary Ann Bamber               Director of Retail Banking of Associated       January 22, 1997
Age: 50                       Banc-Corp

                              From January 1996 to January 1997,
                              independent consultant

                              From January 1996 to January 1997, Senior
                              Officer of an Iowa-based bank

Robert J. Johnson             Director of Human Resources of Associated      January 22, 1997
Age: 55                       Banc-Corp

                              Prior to January 1997, Officer of a
                              Wisconsin manufacturing company

NAME                          OFFICES AND POSITIONS HELD                     DATE OF ELECTION
Donald E. Peters              Director of Systems and Operations of          October 27, 1997
Age: 51                       Associated Banc-Corp

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

Cindy K. Moon-Mogush          Director of Marketing of Associated Banc-Corp  April 20, 1998
Age: 39
                              From July 1997 to April 1998, Senior Vice
                              President of a Michigan-based bank holding
                              company

                              From March 1995 to July 1997, Officer of a
                              Michigan-based bank holding company

Teresa A. Rosengarten         Treasurer of Associated Banc-Corp              October 25, 2000
Age:  40
                              From March 1994 to August 2000,  Treasurer
                              of a Tennessee-based bank holding company

David E. Cleveland            President and Director of Associated Bank      August 31, 1999
Age: 67                       Minnesota (affiliate)

John P. Evans                 Chief Executive Officer and Director of        August 16, 1993
Age: 51                       Associated Bank North (affiliate)

David J. Handy                President, Chief Executive Officer, and        May 31, 1991
Age: 61                       Director of Associated Bank, National
                              Association (affiliate)

Michael B. Mahlik             President, Chief Operating Officer, and        January 1, 1991
Age: 48                       Director of Associated Trust Company
                              (affiliate);Director of Associated Bank,
                              National Association (affiliate)

                              Prior to July 1999, Executive Vice
                              President, Managing Trust Officer, and
                              Director of Associated Bank, National
                              Association (affiliate)

George J. McCarthy            President, Chief Executive Officer, and        November 11, 1983
Age: 50                       Director of Associated Bank Chicago
                              (affiliate)

Mark J. McMullen              Chairman and Chief Executive Officer of        June 2, 1981
Age: 52                       Associated Trust Company (affiliate)

                              Prior to July 1999, Senior Executive Vice
                              President and Director of Associated Bank
                              Green Bay (affiliate)

                              Prior to July 1996, Executive Vice President and Director of Associated Bank Green Bay
                              (affiliate)

Randall J. Peterson           President, Chief Executive Officer, and        August 2, 1982
Age: 55                       Director of Associated Bank Green Bay
                              (affiliate)

                              From July 1996 to October 1998, President and Director of Associated Bank Green Bay
                              (affiliate)

                              Prior to July 1996, Executive Vice President and Director of Associated Bank Green Bay
                              (affiliate)

Gary L. Schaefer              President and Director of Associated Bank      March 1, 1995
Age: 51                       South Central (affiliate)

NAME                          OFFICES AND POSITIONS HELD                     DATE OF ELECTION
Thomas R. Walsh               President, Chief Executive Officer, and        January 1, 1994
Age: 43                       Director of Associated Bank Illinois
                              (affiliate)

                              From January 1994 to November 12, 1998,
                              President, Chief Executive Officer, and
                              Director of Associated Bank Lakeshore
                              (affiliate)

Gordon J. Weber               President, Chief Executive Officer, and        December 15, 1993
Age: 53                       Director of Associated Bank Milwaukee
                              (affiliate); Director of Associated Bank
                              South Central (affiliate)

Scott A. Yeoman               President, Chief Executive Officer, and        October 1, 1994
Age: 43                       Director of Associated Bank Lakeshore
                              (affiliate)

                              From October 1, 1994, to September 15, 1998,
                              Senior Vice President of Associated Bank
                              Lakeshore (affiliate)

                                     PART II

ITEM 5  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information in response to this item is incorporated by reference to the table "Market Information" on Page 70 and the discussion of dividend restrictions in
Note 11 "Stockholders' Equity" of the notes to consolidated financial statements included under Item 8 of this document. The Corporation's common stock is currently being traded on The Nasdaq Stock Market under the symbol ASBC.

The approximate number of equity security holders of record of common stock, $.01 par value, as of March 1, 2001, was 10,000. Certain of the Corporation's shares are held in "nominee" or "street" name and the number of beneficial owners of such shares is approximately 23,700.

Payment of future dividends is within the discretion of the Corporation's Board of Directors and will depend, among other factors, on earnings, capital requirements, and the operating and financial condition of the Corporation. At the present time, the Corporation expects that dividends will continue to be paid in the future.

ITEM 6  SELECTED FINANCIAL DATA

TABLE 1:  EARNINGS SUMMARY AND SELECTED FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   %                                                                         5-YEAR
                                                CHANGE                                                                     COMPOUND
                                               1999 TO                                                                       GROWTH
YEARS ENDED DECEMBER 31,              2000       2000         1999          1998          1997         1996        1995       RATE
------------------------------------------------------------------------------------------------------------------------------------
Interest income                  $   931,157    14.3%    $   814,520   $   785,765   $   787,919  $   731,763  $   696,858    6.0%
Interest expense                     547,590    30.8         418,775       411,028       411,637      375,922      360,499    8.7
                                   -------------------------------------------------------------------------------------------------
Net interest income                  383,567    (3.1)        395,745       374,737       376,282      355,841      336,359    2.7
Provision for loan losses             20,206     5.0          19,243        14,740        31,668       13,695       14,029    7.6
                                   -------------------------------------------------------------------------------------------------
   Net interest income after
     provision for loan losses       363,361    (3.5)        376,502       359,997       344,614      342,146      322,330    2.4
Noninterest income                   184,196    11.0         165,906       167,928        94,854      115,265      104,989   11.9
Noninterest expense                  317,736     4.1         305,092       294,962       323,200      292,222      252,927    4.7
                                   -------------------------------------------------------------------------------------------------
Income before income taxes and
   extraordinary item                229,821    (3.2)        237,316       232,963       116,268      165,189      174,392    5.7
Income tax expense                    61,838   (14.6)         72,373        75,943        63,909       57,487       62,381   (0.2)
Extraordinary item                       ---     ---             ---           ---           ---         (686)       ---      N/M
                                   -------------------------------------------------------------------------------------------------
NET INCOME                       $   167,983     1.8%    $   164,943   $   157,020   $    52,359  $   107,016  $   112,011    8.4%
                                   =================================================================================================

Basic earnings per share (1):
   Income before extraordinary
     item                        $      2.46     4.2%    $      2.36   $      2.26   $      0.76  $      1.55  $      1.66    8.2%
   Net income                           2.46     4.2            2.36          2.26          0.76         1.54         1.66    8.2
Diluted earnings per share (1):
   Income before extraordinary
     item                               2.46     5.1            2.34          2.24          0.74         1.52         1.63    8.6
   Net income                           2.46     5.1            2.34          2.24          0.74         1.51         1.63    8.6
Cash dividends per share (1)            1.11     5.0            1.05          0.95          0.81         0.69         0.59   13.4
Weighted average shares
outstanding:
   Basic                              68,186    (2.4)         69,858        69,438        69,172       69,526       67,525    0.2
   Diluted                            68,410    (2.9)         70,468        70,168        70,329       70,818       68,720   (0.1)
SELECTED FINANCIAL DATA
Year-End Balances:
Loans                            $ 8,913,379     6.8%    $ 8,343,100   $ 7,272,697   $ 7,072,550  $ 6,654,914  $ 6,366,706    7.0%
Allowance for loan losses            120,232     6.2         113,196        99,677        92,731       71,767       68,560   11.9
Investment securities              3,260,205    (0.3)      3,270,383     2,907,735     2,940,218    2,753,938    2,266,895    7.5
Assets                            13,128,394     4.9      12,519,902    11,250,667    10,690,442   10,120,413    9,393,609    6.9
Deposits                           9,291,646     6.9       8,691,829     8,557,819     8,395,277    7,959,240    7,570,201    4.2
Long-term debt                       122,420   404.1          24,283        26,004        15,270       33,329       36,907   27.1
Stockholders' equity                 968,696     6.5         909,789       878,721       813,692      803,562      725,211    6.0
Book value per share (1)               14.65    12.0           13.09         12.70         13.35        14.74        13.57    1.5
                                 ---------------------------------------------------------------------------------------------------
Average Balances:
Loans                            $ 8,688,086    11.4%    $ 7,800,791   $ 7,255,850   $ 6,959,018  $ 6,580,758  $ 6,157,655    7.1%
Investment securities              3,317,499     6.3       3,119,923     2,737,556     2,905,921    2,526,571    2,421,379    6.5
Assets                            12,810,235     9.5      11,698,104    10,628,695    10,391,718    9,640,471    9,123,981    7.0
Deposits                           9,102,940     5.5       8,631,652     8,430,701     8,121,945    7,778,177    7,409,409    4.2
Stockholders' equity                 920,169     0.7         914,082       856,425       839,859      775,180      674,368    6.4
                                 ---------------------------------------------------------------------------------------------------
Financial Ratios:
Return on average equity (2)           18.26%    22bp          18.04%        18.33%        16.93%       16.64%       17.21%
Return on average assets (2)            1.31     (10)           1.41          1.48          1.37         1.35         1.27
Net interest margin
(tax-equivalent)                        3.36     (38)           3.74          3.79          3.86         3.95         3.95
Average equity to average
assets                                  7.18     (63)           7.81          8.06          8.08         8.04         7.39
Dividend payout ratio (2)(3)           45.01      33           44.68         41.93         39.38        37.07        35.71
                                 ===================================================================================================

(1)  Per share data adjusted retroactively for stock splits and stock dividends.
(2) Ratio is based upon income prior to merger integration and other one-time charges or extraordinary items for 1997, 1996, and 1995.
(3)  Ratio is based upon basic earnings per share.
N/M = not meaningful

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is management's analysis to assist in the understanding and evaluation of the consolidated financial condition and results of operations of Associated Banc-Corp (the "parent company"), together with its affiliates and subsidiaries (the "Corporation"). It should be read in conjunction with the consolidated financial statements and footnotes and the selected financial data presented elsewhere in this report.

The financial discussion that follows may refer to the impact of the Corporation's business combination activity, detailed under section "Business Combinations," and Note 2 of the notes to consolidated financial statements. The detailed financial discussion focuses on 2000 results compared to 1999. Discussion of 1999 results to 1998 is predominantly in section "1999 Compared to 1998."

PERFORMANCE SUMMARY

The Corporation recorded net income of $168.0 million for the year ended December 31, 2000, an increase of $3.0 million or 1.8% over the $164.9 million earned in 1999. Basic earnings per share for 2000 were $2.46, a 4.2% increase over 1999 basic earnings per share of $2.36. Earnings per diluted share were $2.46, a 5.1% increase over 1999 diluted earnings per share of $2.34. Return on average assets ("ROA") and return on average equity ("ROE") for 2000 were 1.31% and 18.26%, respectively, compared to 1.41% and 18.04%, respectively, for 1999. Cash dividends paid in 2000 increased by 5.0% to $1.11 per share over the $1.05 per share paid in 1999. Key factors behind these results were:

- Taxable equivalent net interest income was $405.3 million for 2000, $4.1 million or 1.0% lower than 1999. Taxable equivalent interest income increased by $124.7 million, while interest expense increased $128.8 million. The volume of average earning assets increased $1.1 billion to $12.0 billion, which exceeded the $1.0 billion increase in interest-bearing liabilities. Although increases in the volume of earning assets and interest-bearing liabilities, as well as changes in product mix, added $32.4 million to taxable equivalent net interest income, changes in interest rates resulted in a $36.5 million decrease.

- Net interest income and net interest margin were also impacted in 2000 by the rising interest rate environment, competitive pricing pressures, branch deposit and credit card receivable sales, and funding of stock repurchases. The Federal Reserve raised interest rates six times between July 1999 and December 2000, producing an average Federal funds rate for 2000 that was 131 basis points ("bp") higher than the average for 1999.

- The net interest margin was 3.36% for 2000, a 38 bp decline from 3.74% for 1999, the net result of the 45 bp decrease in interest rate spread, offset by a 7 bp improvement in the net free funds contribution. Rates on interest-bearing liabilities in 2000 were 80 bp higher than last year, while the yield on earning assets increased 35 bp, bringing the interest rate spread down by 45 bp.

- Total loans were $8.9 billion at December 31, 2000, an increase of $570 million or 6.8% over December 31, 1999, predominantly in commercial loans. Excluding the sale of $128 million of credit card loan receivables in 2000, total loans were 8.4% higher at year-end 2000 than a year earlier. Total deposits were $9.3 billion at December 31, 2000, $600 million higher than December 31, 1999, despite the sale of six Illinois branch offices in 2000 with deposits totaling $109 million. The growth was predominantly in brokered CDs.

- Asset quality remained relatively strong. The provision for loan losses ("PFLL") increased to $20.2 million compared to $19.2 million in 1999. Net charge-offs ("NCOs") decreased $4.8 million, primarily due to fewer NCOs on credit cards between the years, given the sale of credit card receivables in April 2000. NCOs were 0.10% of average loans compared to 0.18% in 1999. The ratio of allowance for loan losses to loans was 1.35% and 1.36% at December 31, 2000 and 1999, respectively. Nonperforming loans were $47.7 million, representing 0.54% of total loans at year-end 2000, compared to $36.9 million or 0.44% of total loans last year.

-    Noninterest  income was $184.2  million  for 2000,  $18.3  million or 11.0%
     higher than 1999. Net gains on the sales of assets and investment securities totaled $16.8 million in 2000 compared to net gains of $8.0 million in 1999. Key sales in 2000 included a $12.9 million gain on the sale of the credit card receivables, the $11.1 million net premium on the sales of deposits of six branches, and $7.6 million net losses on the sale of investment securities. Excluding these asset and security sales, noninterest income was $167.4 million, or $9.5 million (6.0%) higher than 1999. With the exception of mortgage banking, which was impacted by a year-over-year slowdown in secondary mortgage production, all other noninterest income categories collectively increased $20.0 million or 15.7% in 2000 compared to 1999.

- Noninterest expense was $317.7 million, up $12.6 million or 4.1% over 1999. However, 1999 expenses were reduced by two large items totaling $12.0 million, namely the reversal of mortgage servicing rights ("MSR") valuation allowance and a reduction in profit sharing expense. Not including these items, noninterest expense was relatively unchanged (up $0.6 million or 0.2%), despite adding $10.9 million of incremental expenses in 2000 from the 1999 purchase acquisitions. Excluding the acquisitions, as well as the two 1999 items noted above, noninterest expense was $10.3 million (3.4%) lower than 1999.

- Income tax expense decreased to $61.8 million, down $10.5 million from 1999. The effective tax rate in 2000 was 26.9% compared to 30.5% for 1999, due to the tax benefits of additional municipal securities, real estate investment trusts, bank owned life insurance, and tax valuation allowance adjustments.

BUSINESS COMBINATIONS

There were no completed or pending business combination transactions during 2000. During 1999, the Corporation acquired $591 million in assets through three acquisition transactions. All were accounted for under the purchase method, and therefore the financial position and results of operations of each entity were included in the consolidated financial statements as of the consummation date of each transaction. The Corporation's business combination activity is further summarized in Note 2 of the notes to consolidated financial statements. Share repurchase activity related to the acquisitions is described under the section "Capital."

INCOME STATEMENT ANALYSIS

NET INTEREST INCOME

Net interest income is the primary source of the Corporation's revenue. Net interest income is the difference between interest income on earning assets ("EAs"), such as loans and securities, and the interest expense on interest-bearing deposits and other borrowings, used to fund those and other assets or activities. The amount of net interest income is affected by changes in interest rates and by the amount and composition of EAs and interest-bearing liabilities ("IBLs"). Additionally, net interest income is impacted by the sensitivity of the balance sheet to changes in interest rates which factors in characteristics such as the fixed or variable nature of the financial instruments, contractual maturities, and repricing frequencies.

Net interest income in the consolidated statements of income (which excludes the taxable equivalent adjustment on tax exempt assets) was $383.6 million, compared to $395.7 million last year. The taxable equivalent adjustments (the adjustments to bring tax-exempt interest to a level that would yield the same after-tax income had that income been subject to taxation, using a 35% tax rate) of $21.7 million for 2000 and $13.7 million for 1999, resulted in fully taxable equivalent ("FTE") net interest income of $405.3 million and $409.4 million, respectively. The $8.0 million increase in the taxable equivalent adjustment between years was in line with the 52% growth in average municipal securities balances. The impact of carrying more tax exempt assets in 2000 is reflected in the consolidated statements of income as a reduction to income tax expense between the years.

FTE net interest income was $405.3 million for 2000, a decrease of $4.1 million or 1.0% from 1999. The 1999 acquisitions, net of the cost to fund them, contributed approximately $15 million more net interest income in 2000 than in 1999. For 2000 compared to 1999, the decrease in FTE net interest income was due to the combination of a number of factors, including a rising interest rate environment, an inverted yield curve during the year, funding of stock repurchases, greater average bank owned life insurance ("BOLI") balances, the sale of branch deposits and credit card receivables, and continued competitive pressures for both loan and deposit products.

Interest rate spread and net interest margin are utilized to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on EAs and the rate paid for IBLs that fund those assets. The net interest margin is expressed as the percentage of net interest income to average EAs. The net interest margin exceeds the interest rate spread because noninterest-bearing sources of funds (net free funds), principally demand deposits and stockholders' equity, also support EAs. To compare tax-exempt asset yields to taxable yields, the yield on tax-exempt loans and securities is computed on an FTE basis. Net interest income, interest rate spread, and net interest margin are discussed further on an FTE basis.

Table 2 provides average balances of EAs and IBLs, the associated interest income and expense, and the corresponding interest rates earned and paid, as well as net interest income, interest rate spread, and net interest margin on an FTE basis for the three years ended December 31, 2000. Tables 3 through 5 present additional information to facilitate the review and discussion of FTE net interest income, interest rate spread, and net interest margin.

As indicated in Tables 2 and 3, increases in volume and changes in the mix of both EAs and IBLs added $32.4 million to FTE net interest income, whereas changes in the rates resulted in a $36.5 million decline, for a net decrease of $4.1 million.

The net interest margin for 2000 was 3.36%, compared to 3.74% in 1999. For 2000, the yield on EAs rose 35 basis points, increasing interest earned by $35.8 million (with loans accounting for $28.1 million of the increase), while the cost of IBLs increased 80 bp, raising interest expense by $72.3 million (with interest-bearing deposits, principally brokered CDs, accounting for $46.3 million), for a net decline of $36.5 million in FTE net interest income. The decline in net interest margin was unfavorably impacted by tighter credit spreads in increasingly competitive markets and by increased reliance of funding loan growth with market-rate sensitive liabilities in a rising rate environment, particularly wholesale funding. In addition, the lower margin reflects the cost of funding the Corporation's share repurchases during 2000 and funding more BOLI (an asset whose earnings are recorded as fee income), as well as the sales of branch deposits (replaced with higher-costing wholesale funds) and the sale of higher-yielding credit card receivables. While these actions negatively impacted the margin, they supported other corporate objectives, such as capital management, revenue diversity, and streamlining strategies.

In combination, the growth and composition change of EAs contributed an additional $88.9 million to FTE net interest income, while the growth and composition of IBLs cost an additional $56.5 million, netting a $32.4 million increase to FTE net interest income.

Average EAs were $12.0 billion in 2000, an increase of $1.1 billion, or 10.0%, from 1999. On average, the acquisitions contributed approximately $275 million to this increase, while the sale of the credit card receivables reduced average EAs by approximately $96 million. Loans accounted for the majority of the growth in EAs, increasing to 72.1% of average EAs, compared to 71.2% for 1999. Average loans were $8.7 billion in 2000, up $887 million or 11.4% compared to 1999 (up 9.8% excluding the net impact from acquisitions and the sale of credit card receivables). During 2000, the Corporation focused on shifting the composition of its loan portfolio, growing the proportion of commercial loans, which represented 36% of average EAs for 2000 compared to 31% for 1999. For 2000, FTE interest income on loans increased $101.7 million over last year, with $73.5 million contributed from loan growth and $28.2 million added from the rate environment impact on loans (See Table 3). The average loan yield for 2000 was 8.38%, up 35 bp over last year. The loan yield lagged the change in the market rate in part due to repricing frequencies in the portfolio, competitive pricing pressures on new production, the sale of the higher yielding credit card receivables, and other loan mix changes. The increase seen in investment yields was primarily a result of the rising rate environment.

Average IBLs were $10.7 billion in 2000, an increase of $1.0 billion or 10.5% from 1999. Although the Corporation has been successful in attracting transactional demand deposit accounts, loan growth outpaced deposit growth, increasing the Corporation's reliance on brokered CDs and other wholesale funding sources. The mix of IBLs shifted from lower-rate deposits (which represented 75.1% of average IBLs for 2000 compared to 79.0% for 1999) to higher-cost wholesale funding. Average interest-bearing deposits were $8.0 billion in 2000, up $388 million or 5.1% compared to 1999 (up 5.0% excluding the net impact from acquisitions and branch deposit sales). For 2000, interest expense on interest-bearing deposits increased $65.8 million, with $19.5 million contributed from the growth in volume and $46.3 million added from the impact of the rate environment. Brokered CDs were the predominant driver of the change in interest-bearing deposits, up $599 million on average over last year, and costing 112 bp more in 2000 than 1999. Total wholesale funds (including all funding sources other than interest-bearing deposits) were $2.7 billion on average for 2000, up $622 million or 30.6%. Total interest-bearing deposits cost 4.74% on average for 2000 (62 bp more than last year), while wholesale funding on a combined basis cost 6.32% (117 bp higher than last year).

TABLE  2:  AVERAGE  BALANCES  AND  INTEREST  RATES  (INTEREST  AND  RATES  ON  A
           TAX-EQUIVALENT BASIS)

                                                                    YEARS ENDED DECEMBER 31,
                                ---------------------------------------------------------------------------------------------------
                                                2000                             1999                              1998
                                ---------------------------------------------------------------------------------------------------
                                   AVERAGE               AVERAGE    AVERAGE                AVERAGE    AVERAGE               AVERAGE
                                   BALANCE    INTEREST    RATE      BALANCE     INTEREST    RATE      BALANCE     INTEREST   RATE
                                ---------------------------------------------------------------------------------------------------
                                                                 ($ IN THOUSANDS)
ASSETS
Earning assets:
  Loans (1)(2)(3)               $ 8,688,086  $ 728,128    8.38%  $ 7,800,791   $ 626,407    8.03%   $ 7,255,850   $ 603,423   8.32%
Investment securities:
    Taxable                       2,523,492    163,768    6.49     2,597,760     163,769    6.30      2,500,470     168,536   6.74
    Tax exempt(1)                   794,007     58,233    7.33       522,163      36,201    6.93        237,086      17,028   7.18
Short-term investments               41,309      2,775    6.72        34,110       1,806    5.29         68,776       3,479   5.06
                                ---------------------------------------------------------------------------------------------------
Total earning assets            $12,046,894  $ 952,904    7.91%  $10,954,824   $ 828,183    7.56%   $10,062,182   $ 792,466   7.88%
                                ---------------------------------------------------------------------------------------------------

Allowance for loan losses          (115,580)                        (105,488)                           (92,175)
Cash and due from banks             268,267                          263,288                            246,596
Other assets                        610,654                          585,480                            412,092
                                ---------------------------------------------------------------------------------------------------
Total  assets                   $12,810,235                      $11,698,104                        $10,628,695
                                ===================================================================================================

LIABILITIES AND
STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Savings deposits              $   956,177  $  19,704    2.06%  $   919,163   $  14,998    1.63%   $   981,630   $  20,812   2.12%
  Interest-bearing demand
    deposits                        803,779     11,091    1.38       796,506      10,645    1.34        473,123       8,212   1.74
  Money market deposits           1,407,502     65,702    4.67     1,373,010      52,478    3.82      1,377,503      45,430   3.30
  Time deposits                   4,848,900    283,395    5.84     4,539,286     235,954    5.20      4,753,959     270,938   5.70
                                ---------------------------------------------------------------------------------------------------
  Total interest-bearing
    deposits                      8,016,358    379,892    4.74     7,627,965     314,075    4.12      7,586,215     345,392   4.55
Federal funds purchased and
  securities sold under
  agreements to repurchase        1,724,291    107,732    6.25     1,057,269      52,843    5.00        517,344      26,174   5.06
Other short-term borrowings         816,553     52,698    6.45       951,524      50,214    5.28        660,761      37,600   5.69
Long-term debt                      114,374      7,268    6.35        24,644       1,643    6.67         27,055       1,862   6.88
                                ---------------------------------------------------------------------------------------------------
Total interest-bearing
  liabilities                   $10,671,576  $ 547,590    5.13%  $ 9,661,402   $ 418,775    4.33%   $ 8,791,375   $ 411,028   4.68%
                                ---------------------------------------------------------------------------------------------------

Demand deposits                   1,086,582                        1,003,687                            844,486
Accrued expenses and other
liabilities                         131,908                          118,933                            136,409
Stockholders' equity                920,169                          914,082                            856,425
                                ---------------------------------------------------------------------------------------------------
Total liabilities and
  stockholders' equity          $12,810,235                      $11,698,104                        $10,628,695
                                ===================================================================================================

Net interest income and rate
  spread (1)                                 $ 405,314    2.78%                $ 409,408    3.23%                 $ 381,438   3.20%
                                ===================================================================================================
Net interest margin (1)                                   3.36%                             3.74%                             3.79%
                                ===================================================================================================
Taxable equivalent adjustment                $  21,747                         $  13,663                          $   6,701
                               ===================================================================================================

(1) The yield on tax exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.
(2) Nonaccrual loans and loans held for sale have been included in the average balances.
(3)  Interest income includes net loan fees.

TABLE 3:  RATE/VOLUME ANALYSIS (1)

                                                     2000 COMPARED TO 1999                 1999 COMPARED TO 1998
                                                   INCREASE (DECREASE) DUE TO           INCREASE (DECREASE) DUE TO
                                                ----------------------------------------------------------------------
                                                  VOLUME        RATE         NET      VOLUME      RATE         NET
                                                ----------------------------------------------------------------------
                                                                          ($ IN THOUSANDS)
Interest income:
Loans (2)                                       $ 73,540     $  28,181    $101,721   $ 44,213   $(21,229)   $ 22,984
Investment securities:
   Taxable                                        (4,907)        4,906          (1)     6,398    (11,165)     (4,767)
   Tax-exempt (2)                                 19,834         2,198      22,032     19,783       (610)     19,173
Short-term investments                               455           514         969     (1,768)        95      (1,673)
                                                -----------------------------------------------------------------------
Total earning assets (2)                        $ 88,922     $  35,799    $124,721   $ 68,626   $(32,909)   $ 35,717
                                                -----------------------------------------------------------------------

Interest expense:
   Savings deposits                             $    662     $   4,044    $  4,706   $ (1,258)  $ (4,556)   $ (5,814)
   Interest-bearing demand deposits                  124           322         446      4,648     (2,215)      2,433
   Money market deposits                           1,425        11,799      13,224       (149)     7,197       7,048
    Time deposits                                 17,319        30,122      47,441    (11,870)   (23,114)    (34,984)
                                                -----------------------------------------------------------------------
       Total interest-bearing deposits            19,530        46,287      65,817     (8,629)   (22,688)    (31,317)
Federal funds purchased and securities sold
  under agreements to repurchase                  39,307        15,582      54,889     26,989       (320)     26,669
Other short-term borrowings                       (8,058)       10,542       2,484     15,515     (2,901)     12,614
Long-term debt                                     5,707           (82)      5,625       (162)       (57)       (219)
                                                -----------------------------------------------------------------------
Total interest-bearing liabilities              $ 56,486     $  72,329    $128,815   $ 33,713   $(25,966)   $  7,747
                                                -----------------------------------------------------------------------
Net interest income (2)                         $ 32,436     $ (36,530)   $ (4,094)  $ 34,913   $ (6,943)   $ 27,970
                                                =======================================================================

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

TABLE 4:  INTEREST RATE SPREAD AND INTEREST MARGIN (ON A TAX-EQUIVALENT BASIS)

                                    2000 AVERAGE                    1999 AVERAGE                   1998 AVERAGE
                            ---------------------------------------------------------------------------------------------
                                          % OF                            % OF                            % OF
                                         EARNING   YIELD                 EARNING   YIELD                 EARNING   YIELD
                               BALANCE   ASSETS   / RATE     BALANCE     ASSETS   / RATE     BALANCE     ASSETS   / RATE
                            ---------------------------------------------------------------------------------------------
                                                                  ($ IN THOUSANDS)
Earning assets              $12,046,894   100.0%    7.91%  $10,954,824    100.0%    7.56%  $10,062,182    100.0%   7.88%
                            ---------------------------------------------------------------------------------------------

Financed by:
   Interest-bearing funds    10,671,576    88.6%    5.13%    9,661,402     88.2%    4.33%    8,791,375     87.4%   4.68%
   Noninterest-bearing
     funds                    1,375,318    11.4%             1,293,422     11.8%             1,270,807     12.6%
                            ---------------------------------------------------------------------------------------------
Total funds sources         $12,046,894   100.0%    4.55%  $10,954,824    100.0%    3.82%  $10,062,182    100.0%   4.09%
                            =============================================================================================

Interest rate spread                                2.78%                           3.23%                          3.20%
Contribution from net
free funds                                           .58%                            .51%                           .59%
                                                    -----                           -----                          -----
Net interest margin                                 3.36%                           3.74%                          3.79%
                            =============================================================================================

Average prime rate*                                 9.23%                           8.00%                          8.35%
Average fed funds rate*                             6.26%                           4.95%                          5.36%
Average spread                                      297bp                           305bp                          299bp
                            =============================================================================================

*Source:  Bloomberg

TABLE 5:  SELECTED AVERAGE BALANCES

                                                                                                  2000 AS        1999 AS
                                                                                   PERCENT         % OF            % OF
                                                        2000          1999         CHANGE       TOTAL ASSETS   TOTAL ASSETS
                                                    -----------------------------------------------------------------------
                                                                             ($ IN THOUSANDS)
ASSETS
Loans                                               $ 8,688,086    $ 7,800,791       11.4%           67.8%         66.7%
Investment securities
   Taxable                                            2,523,492      2,597,760       (2.9)           19.7          22.2
   Tax-exempt                                           794,007        522,163       52.1             6.2           4.4
Short-term investments                                   41,309         34,110       21.1             0.3           0.3
                                                    -----------------------------------------------------------------------

Total earning assets                                 12,046,894     10,954,824       10.0            94.0          93.6
Other assets                                            763,341        743,280        2.7             6.0           6.4
                                                    -----------------------------------------------------------------------

Total assets                                        $12,810,235    $11,698,104        9.5%          100.0%        100.0%
                                                    =======================================================================

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing deposits                            $8,016,358     $7,627,965        5.1%           62.6%         65.2%
Short-term borrowings                                 2,540,844      2,008,793       26.5            19.8          17.2
Long-term debt                                          114,374         24,644      364.1             0.9           0.2
                                                    -----------------------------------------------------------------------

Total interest-bearing liabilities                   10,671,576      9,661,402       10.5            83.3          82.6
Demand deposits                                       1,086,582      1,003,687        8.3             8.5           8.6
Accrued expenses and other liabilities                  131,908        118,933       10.9             1.0           1.0
Stockholders' equity                                    920,169        914,082        0.7             7.2           7.8
                                                    -----------------------------------------------------------------------

Total liabilities and stockholders' equity          $12,810,235    $11,698,104        9.5%          100.0%        100.0%
                                                    =======================================================================

PROVISION FOR LOAN LOSSES

The PFLL in 2000 was $20.2 million. In comparison, the PFLL for 1999 was $19.2 million, and $14.7 million for 1998. The PFLL is predominantly a function of the methodology used to determine the adequacy of the allowance for loan losses which focuses on changes in the size and character of the loan portfolio, changes in levels of impaired and other nonperforming loans, historical losses on each portfolio category, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other factors which could affect potential credit losses. The ratio of the allowance for loan losses to total loans was 1.35%, down slightly from 1.36% at December 31, 1999, and down from 1.37% at December 31, 1998. See additional discussion under section, "Allowance for Loan Losses."

NONINTEREST INCOME

Noninterest income was $184.2 million for 2000, $18.3 million or 11.0% higher than 1999. Of the $18.3 million increase, $8.8 million was from increased net gains on asset and investment sales. Thus, excluding asset and investment sales, noninterest income was 6.0% higher than last year, despite a dramatic decrease in mortgage banking income as discussed below. Excluding mortgage banking income and the net gains on asset and investment sales, noninterest income increased by $20.0 million or 15.7% in 2000, of which the 1999 acquisitions contributed approximately $2.8 million. Fee income as a percentage of total revenues (defined as total noninterest income less gains or losses on asset and investment sales ("fee income") divided by taxable equivalent net interest income plus fee income) was 29.2% for 2000 compared to 27.8% last year.

TABLE 6:  NONINTEREST INCOME

                                                                                                          % CHANGE
                                                                                                         FROM PRIOR
                                                               YEARS ENDED DECEMBER 31,                     YEAR
                                                        -----------------------------------------------------------------
                                                          2000            1999           1998         2000          1999
                                                        -----------------------------------------------------------------
                                                                              ($ IN THOUSANDS)
Trust service fees                                      $ 37,617        $ 37,996      $ 33,328        (1.0)%        14.0%
Service charges on deposit accounts                       33,296          29,584        27,464        12.5           7.7
Mortgage banking income                                   19,944          30,417        46,105       (34.4)        (34.0)
Credit card and other nondeposit fees                     25,739          20,763        17,514        24.0          18.6
Retail commission income                                  20,187          18,372        14,823         9.9          23.9
BOLI income                                               12,377           9,456         1,174        30.9           N/M
Asset sale gains, net                                     24,420           4,977         7,166         N/M         (30.5)
Other                                                     18,265          11,315        13,523        61.4         (16.3)
                                                        -----------------------------------------------------------------
  Subtotal                                               191,845         162,880       161,097        17.8%          1.1%
Investment securities gains (losses), net                 (7,649)          3,026         6,831         N/M         (55.7)
                                                        ------------------------------------------------------------------
  Total noninterest income                              $184,196        $165,906      $167,928        11.0%        (1.2)%
                                                        ==================================================================
Subtotal, excluding asset sale gains ("fee
  income")                                              $167,425        $157,903      $153,931         6.0%          2.6%
                                                        ==================================================================
Subtotal, excluding asset sale gains and mortgage
  banking income                                        $147,481        $127,486      $107,826        15.7%          18.2
                                                        ==================================================================
N/M = not meaningful

Trust service fees for 2000 were $37.6 million, down 1% from last year. The change was predominantly due to a decrease in the market value of assets under management, a function of the declines in the stock and bond markets during 2000 compared to 1999, and competitive market conditions. Trust assets under management totaled $4.6 billion and $5.2 billion at December 31, 2000 and 1999, respectively.

Service charges on deposits were $33.3 million, $3.7 million (12.5%) higher than 1999 due to mid-year rate increases and initiatives to reduce the volume of service charges waived.

Mortgage banking income consists of servicing fees, the gain or loss on sale of mortgage loans to the secondary market, and production-related revenue (origination, underwriting, and escrow waiver fees). Mortgage banking income was $19.9 million in 2000, a decrease of $10.5 million or 34.4% from 1999. The decrease was driven primarily by a 61% drop in secondary mortgage loan production in response to the rising interest rate environment in 2000 compared to 1999. The lower production levels adversely impacted gains on sales of mortgages (down $8.1 million or 72%) and volume related fees (down $2.2 million or 56%). The portfolio of loans serviced for others was relatively unchanged ($5.5 billion at December 31, 2000, down 1% from $5.6 billion at year-end 1999), directly affecting servicing fees which were $14.9 million, down $0.2 million or 1% between the years.

Credit card and other nondeposit fees were $25.7 million for 2000, an increase of $5.0 million or 24.0% over 1999, with $1.6 million in increased merchant income, $2.8 million in all other credit card revenue, and $0.6 million in other nondeposit charges. The other credit card revenue was enhanced by the April 2000 acquisition agreement and five-year agency agreement with Citibank USA ("Citi") which provide for agent fees and other income on new and existing card business.

Retail commission income (which includes commissions from insurance and brokerage product sales) was $20.2 million, up $1.8 million or 9.9% compared to last year. The increase was led by higher insurance revenue, particularly from fixed annuities and credit life production.

Asset sale gains for 2000 were $24.4 million, including the $12.9 million gain recognized on the sale of $128 million credit card receivables to Citi and the $11.1 million net premium on the sales of $109 million in deposits from six branches during 2000. Asset sale gains in 1999 of $5.0 million were primarily attributable to the net premium on deposits of three branches sold in the fourth quarter of 1999.

BOLI income was $12.4 million, up $2.9 million or 30.9% over last year, in line with the 20% increase in the average base investment and rate increases effective in the first quarter of 2000. Other noninterest income was $18.3 million for 2000, up $7.0 million from 1999. The increase included $1.5 million recognized in connection with an interim servicing agreement with Citi related to the credit card receivable sale, and $3.6 million in connection with the Corporation's mid-2000 change in data processing and management information system vendors, both of which compensated for certain additional costs incurred by the Corporation.

Investment securities losses for 2000 were $7.6 million. The net losses were primarily from various securities sold and the proceeds either reinvested to mitigate interest rate risk and enhance future yields or to pay down higher cost borrowings. Investment securities gains for 1999 were $3.0 million, primarily due to a $3.6 million gain on the partial sale of an agency security that carried an other than temporary impairment amount reported in 1997. The remaining portion of this security was sold during 2000 for a $1.5 million loss.

NONINTEREST EXPENSE

Total noninterest expense ("NIE") for 2000 was $317.7 million, a $12.6 million or 4.1% increase over 1999 NIE. However, 1999 expenses were reduced by two large items totaling $12.0 million (the $8.0 million reversal of MSR valuation allowance and a $4.0 million reduction in profit sharing expense). Not including these items, NIE was relatively unchanged between the years (up $0.6 million or 0.2%), despite adding approximately $10.9 million of incremental expenses in 2000 from the 1999 purchase acquisitions. Excluding the acquisitions, and the two noted items from 1999, NIE decreased $10.3 million or 3.4% over 1999. Primary categories impacting the change between 2000 and 1999 are noted below.

TABLE 7:  NONINTEREST EXPENSE

                                                                                               % CHANGE
                                                                                              FROM PRIOR
                                                         YEARS ENDED DECEMBER 31,                YEAR
                                                      ------------------------------------------------------
                                                        2000         1999        1998       2000      1999
                                                      ------------------------------------------------------
                                                                         ($ IN THOUSANDS)
Personnel expense                                     $157,007    $151,644     $148,490      3.5%      2.1%
Occupancy                                               23,258      22,576       20,205      3.0      11.7
Equipment                                               15,272      15,987       13,250     (4.5)     20.7
Data processing                                         22,375      21,695       18,714      3.1      15.9
Business development and advertising                    13,359      11,919       13,177     12.1      (9.5)
Stationery and supplies                                  7,961       8,110        6,858     (1.8)     18.3
FDIC expense                                             1,818       3,313        3,267    (45.1)      1.4
Amortization of mortgage servicing rights, net           9,406       1,668       13,823      N/M     (87.9)
Intangible amortization                                  8,905       8,134        5,844      9.5      39.2
Legal and professional fees                              7,595       8,051       11,889     (5.7)    (32.3)
Other                                                   50,780      51,995       39,445     (2.3)     31.8
                                                      ------------------------------------------------------
   Total noninterest expense                          $317,736    $305,092     $294,962      4.1%      3.4%
                                                      ======================================================
N/M = not meaningful

Personnel expense increased $5.4 million or 3.5% over 1999, and represented 49.4% of total NIE in 2000 compared to 49.7% in 1999. Salary expenses remained level, increasing only $0.8 million or 0.6% in 2000, principally due to operational efficiencies. Merit increases between the years were offset by fewer full-time equivalent employees ("FTEs") and lower temporary contract labor. Average FTEs of 3,909 during 2000 were down 128 or 3.2% from the 4,037 FTEs during 1999. FTEs were reduced throughout the year primarily in operational areas as centralization of processes and other operational-related synergies were achieved. Fringe benefits increased $4.6 million in 2000, primarily the result of a $4.0 million increase in profit sharing expense.

Rising costs of health, dental, and life insurance coverages were nearly offset by reductions in other fringe benefits (up $0.6 million or 2.1% on a combined basis).

Occupancy and equipment expense on a combined basis was $38.5 million for 2000, essentially unchanged from last year. Data processing costs increased to $22.4 million, up $680,000 or 3.1% over last year, attributable to increased costs for software and system enhancements during 2000, partially offset by lower credit card processing costs given the credit card receivables sale in 2000. Business development and advertising increased to $13.4 million for 2000, up $1.4 million compared to 1999, primarily in television advertising for a branding campaign in 2000.

FDIC expense decreased to $1.8 million, down $1.5 million, reflecting the net rate reduction in the combined BIF and SAIF effective for 2000 on a minimally changed deposit base. Amortization of MSRs includes the amortization of the MSR asset and increases or decreases to the valuation allowance associated with the MSR asset. Amortization of MSRs increased by $7.7 million between 2000 and 1999, predominantly driven by the recovery of an $8.0 million valuation adjustment during 1999 (see Note 6 of the notes to consolidated financial statements). Intangible amortization was $8.9 million, up due to a full year of amortization during 2000 on the intangibles added from the 1999 purchase acquisitions. Legal and professional fees were down $456,000 compared to last year, primarily due to Y2K consulting costs not recurring in 2000.

Other expense was $50.8 million for 2000, down $1.2 million compared to 1999, most directly attributable to lower loan expenses (down $1.2 million and in line with lower mortgage loan production in 2000 and lower credit card expenses following the sale of the credit card receivables in April 2000).

INCOME TAXES

Income tax expense for 2000 was $61.8 million, down $10.5 million from 1999 income tax expense of $72.4 million. The Corporation's effective tax rate (income tax expense divided by income before taxes) was 26.9% in 2000 compared to 30.5% in 1999. This decrease was attributable to the tax benefits of increased municipal securities (average balances of municipal securities were 52% higher than 1999), increased BOLI income, real estate investment trusts, and tax valuation allowance adjustments.

BALANCE SHEET ANALYSIS

LOANS

Total loans were $8.9 billion at December 31, 2000, an increase of $570 million or 6.8% over December 31, 1999, predominantly in commercial loans. Excluding the sale of $128 million of credit card receivables in the second quarter of 2000, total loans were 8.4% higher at year-end 2000 than a year ago. Commercial loans were $4.6 billion, up $721 million or 18.5%. Commercial loans grew to represent 52% of total loans at the end of 2000, up from 47% at year-end 1999. Changing the mix of loans to include more commercial loans continued to be a strategic initiative during 2000.

TABLE 8:  LOAN COMPOSITION

                                                             AS OF DECEMBER 31,
                         -------------------------------------------------------------------------------------------
                               2000              1999              1998               1997               1996
                         -------------------------------------------------------------------------------------------
                                      % OF              % OF              % OF             % OF               % OF
                            AMOUNT    TOTAL   AMOUNT    TOTAL    AMOUNT   TOTAL    AMOUNT  TOTAL     AMOUNT   TOTAL
                         -------------------------------------------------------------------------------------------
                                ($ IN THOUSANDS)
Commercial, financial,
  and agricultural       $1,657,322   19%  $1,412,338    17%  $  962,208   13%  $  986,839   14%  $  841,145    13%
Real estate -
  construction              660,732    7      560,450     7      461,157    7      335,978    5      235,478     3
Commercial real estate    2,287,946   26    1,903,633    23    1,384,524   19    1,273,174   18    1,175,992    18
Lease financing              14,854   --       23,229    --       19,231   --       14,072   --       10,449    --
                         -------------------------------------------------------------------------------------------
  Commercial              4,620,854   52    3,899,650    47    2,827,120   39    2,610,063   37    2,263,064    34
Residential real estate   3,158,721   35    3,274,767    39    3,362,885   46    3,263,977   46    3,215,433    48
Home equity                 508,979    6      408,577     5      331,861    5      405,086    6      362,542     6
                         -------------------------------------------------------------------------------------------
  Residential mortgage    3,667,700   41    3,683,344    44    3,694,746   51    3,669,063   52    3,577,975    54
Consumer                    624,825    7      760,106     9      750,831   10      793,424   11      813,875    12
                         -------------------------------------------------------------------------------------------
Total loans              $8,913,379  100%  $8,343,100   100%  $7,272,697  100%  $7,072,550  100%  $6,654,914   100%
                         ===========================================================================================

Commercial, financial, and agricultural loans were $1.7 billion at the end of 2000, up $245 million or 17.3% since year-end 1999, and comprised 19% of total loans outstanding, up from 17% at the end of 1999. The commercial, financial, and agricultural loan classification primarily consists of commercial loans to middle market companies and small businesses. Loans of this type are in a broad range of industries. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower's operations. Within the commercial, financial, and agricultural classification at December 31, 2000, loans to finance agricultural production totaled $19.6 million or 0.2% of total loans.

Real estate construction loans grew $100 million or 17.9% to $661 million, representing 7% of the total loan portfolio at the end of 2000, compared to $560 million or 7% at the end of 1999. Loans in this classification are primarily short-term interim loans that provide financing for the acquisition or development of commercial real estate, such as multi-family or other commercial development projects. Real estate construction loans are made to developers and project managers who are well known to the Corporation, have prior successful project experience, and are well capitalized. Projects undertaken by these developers are carefully reviewed by the Corporation to ensure that they are economically viable. Loans of this type are primarily made in the Corporation's tri-state market in which the Corporation has a thorough knowledge of the local market economy. The credit risk associated with real estate construction loans is generally confined to specific geographic areas. The Corporation controls the credit risk on these types of loans by making loans in familiar markets to developers, underwriting the loans to meet the requirements of institutional investors in the secondary market, reviewing the merits of individual projects, controlling loan structure, and monitoring project progress and construction advances.

Commercial real estate includes loans secured by farmland, multifamily properties, and nonfarm/nonresidential real estate properties. Commercial real estate totaled $2.3 billion at December 31, 2000, up $384 million or 20.2% over last year and comprised 26% of total loans outstanding versus 23% at year-end 1999. Commercial real estate loans involve borrower characteristics similar to those discussed above for commercial loans and real estate-construction projects. Loans of this type are mainly for business and industrial properties, multi-family properties, community purpose properties, and similar properties. Loans are primarily made to borrowers in Wisconsin, Illinois, and Minnesota. Credit risk is managed in a similar manner to commercial loans and real estate construction by employing sound underwriting guidelines, lending to borrowers in known markets and businesses, and formally reviewing the borrower's financial soundness and relationship on an ongoing basis.

Residential mortgage loans totaled $3.7 billion at the end of 2000 and 1999. Loans in this classification include residential real estate, which consists of conventional home mortgages, home equity lines, and second mortgages. Residential real estate loans generally limit the maximum loan to 75%-80% of collateral value. Residential real estate loans were $3.2 billion at December 31, 2000, down $116 million or 3.5% compared to last year, principally due to lower production as a result of a higher rate environment in 2000 compared to 1999 and strong price competition. Home equity lines grew by $100 million, or 24.6%, to $509 million in 2000, in response to promotional efforts in 2000.

TABLE 9:  LOAN MATURITY DISTRIBUTION AND INTEREST RATE SENSITIVITY (1)

                                                                     MATURITY (2)
                                             --------------------------------------------------------------
DECEMBER 31, 2000                              WITHIN 1 YEAR     1-5 YEARS      AFTER 5 YEARS     TOTAL
------------------------                     --------------------------------------------------------------
                                                                   ($ IN THOUSANDS)
Commercial, financial, and agricultural         $1,125,657      $ 436,365         $ 95,300     $1,657,322
Real estate-construction                           413,954        183,569           63,209        660,732
                                             --------------------------------------------------------------
Total                                           $1,539,611      $ 619,934         $158,509     $2,318,054
                                             ==============================================================
Fixed rate                                      $  348,679      $ 532,468         $134,420     $1,015,567
Floating or adjustable rate                      1,190,932         87,466           24,089      1,302,487
                                             --------------------------------------------------------------
Total                                           $1,539,611      $ 619,934         $158,509     $2,318,054
                                             ==============================================================

Percent                                                 66%            27%               7%           100%
--------------------------------------
(1)  Based upon scheduled principal repayments.
(2)  Demand loans,  past due loans, and overdrafts are reported in the "Within 1
     Year" category.

Consumer loans to individuals totaled $625 million at December 31, 2000, down $135 million or 17.8% compared to 1999, with $128 million of retail credit card receivables sold in April 2000. Installment loans include short-term installment loans, direct and indirect automobile loans, recreational vehicle loans, credit card loans (which are primarily business-oriented since the April 2000 sale), student loans, and other personal loans. Individual borrowers may be required to provide related collateral or a satisfactory endorsement or guaranty from another person, depending on the specific type of loan and the creditworthiness of the borrower. Credit risk for these types of loans is generally greatly influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers as well as taking appropriate collateral and guaranty positions on such loans.

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

The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2000, no concentrations existed in the Corporation's portfolio in excess of 10% of total loans.

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

At December 31, 2000, the allowance for loan losses ("AFLL") was $120.2 million, compared to $113.2 million at December 31, 1999. The $7.0 million increase was the net result of $20.2 million provision for loan losses, offset by $9.0 million of NCOs and a $4.2 million decrease related to the sale of credit card receivables in the second quarter of 2000. As of December 31, 2000, the AFLL to total loans was 1.35% and covered 252% of nonperforming loans, compared to 1.36% and 307%, respectively, at December 31, 1999. Tables 10 and 11 provide additional information regarding activity in the AFLL and Table 12 provides additional information regarding nonperforming loans.

TABLE 10:  LOAN LOSS EXPERIENCE

                                                                   YEARS ENDED DECEMBER 31,
                                                    ------------------------------------------------------
                                                      2000       1999        1998        1997      1996
                                                    ------------------------------------------------------
                                                                       ($ IN THOUSANDS)
AFLL, at beginning of year                          $113,196   $ 99,677    $ 92,731    $ 71,767  $ 68,560
Balance related to acquisitions                          ---      8,016       3,636         728     3,511
Decrease from sale of credit card receivables         (4,216)       ---         ---         ---       ---
Provision for loan losses (PFLL)                      20,206     19,243      14,740      31,668    13,695
Loans charged off:
   Commercial, financial, and agricultural             1,679      2,222       3,533       1,327     2,916
   Real estate - construction                             38        ---         202         600       193
   Real estate - mortgage                              3,718      3,472       3,256       3,222     2,813
   Consumer                                            5,717     10,925       9,839       9,900    11,693
   Lease financing                                         3          2         209         ---         1
                                                    ------------------------------------------------------
         Total loans charged off                      11,155     16,621      17,039      15,049    17,616
Recoveries of loans previously charged off:
   Commercial, financial, and agricultural               772        726       2,384         513     1,255
   Real estate - construction                            ---          1         ---         ---         3
   Real estate - mortgage                                450        655       1,582       1,312       837
   Consumer                                              979      1,464       1,641       1,792     1,514
   Lease financing                                       ---         35           2         ---         8
                                                    ------------------------------------------------------
        Total recoveries                               2,201      2,881       5,609       3,617     3,617
                                                    ------------------------------------------------------
Net loans charged off (NCOs)                           8,954     13,740      11,430      11,432    13,999
                                                    ------------------------------------------------------
AFLL, at end of year                                $120,232   $113,196    $ 99,677    $ 92,731  $ 71,767
                                                    ======================================================

Ratio of AFLL to NCOs                                   13.4        8.2         8.7         8.1       5.1
Ratio of NCOs to average loans outstanding               .10%       .18%        .16%        .16%      .21%
Ratio of AFLL to total loans at end of period           1.35%      1.36%       1.37%       1.31%     1.08%
                                                   ========== ========== =========== =========== =========

The AFLL represents management's estimate of an amount adequate to provide for probable incurred credit losses in the loan portfolio at the balance sheet date. Management's evaluation of the adequacy of the AFLL is based on management's ongoing review and grading of the loan portfolio, consideration of past loan loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, existing economic conditions, the fair value of underlying collateral, and other factors which could affect potential credit losses.

In general, the change in the AFLL is a function of a number of factors, including but not limited to changes in the loan portfolio (see Table 8), NCOs (see Table 10), and nonperforming loans (see Table 12). First, total loan growth from year-end 1999 to 2000 was up 6.8% (or 8.4% when factoring in the $128 million of credit card receivables sold during 2000). The growth was strongest in the commercial portfolio (particularly commercial real estate; commercial, financial, and agricultural loans; and construction loans), which grew

$721 million or 18.5% to represent 52% of total loans at year-end 2000 compared to 47% last year-end. This segment of the loan portfolio carries greater inherent credit risk (described under section "Loans"). While NCOs for 2000 have decreased $4.8 million to $9.0 million, the decline is due to having sold the credit card receivables and thus, no longer incurring related charge-offs. Excluding NCOs on credit cards, NCOs would be relatively unchanged between 1999 and 2000. Finally, nonperforming loans to total loans grew to 0.54% for 2000 compared to 0.44% last year.

The allocation of the Corporation's AFLL for the last five years is shown in Table 11. The allocation methodology applied by the Corporation, designed to assess the adequacy of the AFLL, focuses on changes in the size and character of the loan portfolio, changes in levels of impaired and other nonperforming loans, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, and historical losses on each portfolio category. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the portfolio. Management continues to target and maintain the AFLL equal to the allocation methodology plus an unallocated portion, as determined by economic conditions on the Corporation's borrowers. For both 1999 and 1998, estimation methods and assumptions included consideration of Year 2000 issues on significant customers. Management allocates the AFLL for credit losses by pools of risk. The business loan (commercial real estate; commercial, financial, and agricultural; leases; and real estate construction) allocation is based on a quarterly review of individual loans, loan types, and industries. The retail loan (residential mortgage, home equity, and consumer) allocation is based on analysis of historical delinquency and charge-off statistics and trends. Minimum loss factors used by the Corporation for criticized loan categories are consistent with regulatory agency factors. Loss factors for non-criticized loan categories are based primarily on historical loan loss experience and peer group statistics. The mechanism used to address differences between estimated and actual loan loss experience includes review of recent nonperforming loan trends, underwriting trends, and external factors.

The allocation methods used for December 31, 2000 and 1999 were generally comparable. For 2000, the amount allocated to commercial, financial, and agricultural loans increased, representing 38% of the AFLL, compared to 28% last year. The increase was a function of changes in the commercial, financial, and agricultural loans category, including: a greater amount of these loans in criticized loan categories and for which specific allocations were made for 2000 compared to 1999; increased loan balances, growing to represent 19% of total loans at year-end 2000 versus 17% last year; and more of these loans in nonperforming loan categories at year-end 2000 versus last year (28% versus 16%, respectively). For 2000, the amount allocated to consumer loans decreased to represent 5% of the AFLL versus 13% for 1999. This decrease was predominantly a function of the sale of $128 million of credit card receivables in mid-2000. For 1999 compared to 1998, the allocation for credit card loans was reduced based on delinquencies and charge-offs trending below national averages and the maturation of the portfolio, which indicated lower risk of loss, and the allocation factor for commercial real estate loans (included in real estate-mortgage) was increased given the increased risk associated with a rising interest rate environment on this loan category.

Management believes the AFLL to be adequate at December 31, 2000. While management uses available information to recognize losses on loans, future adjustments to the AFLL may be necessary based on changes in economic conditions and the impact of such change on the Corporation's borrowers. As an integral part of their examination process, various regulatory agencies also review the AFLL. Such agencies may require that changes in the AFLL be recognized when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

TABLE 11:  ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                             AS OF DECEMBER 31,
                                           ----------------------------------------------------
                                             2000       1999       1998       1997      1996
                                           ----------------------------------------------------
                                                             ($ IN THOUSANDS)
Commercial, financial, and agricultural    $ 45,571   $ 31,648   $ 25,385   $ 33,682  $ 27,943
Real estate - construction                    6,531      5,605      3,369      2,016     1,047
Real estate - mortgage                       51,161     50,267     40,216     30,360    19,116
Consumer                                      6,194     14,904     16,924     16,870    16,239
Lease financing                                 149        184        426        493       530
Unallocated                                  10,626     10,588     13,357      9,310     6,892
                                           ----------------------------------------------------
   Total AFLL                              $120,232   $113,196   $ 99,677   $ 92,731  $ 71,767
                                           ====================================================

The PFLL in 2000 was $20.2 million. In comparison, the PFLL for 1999 was $19.2 million and $14.7 million in 1998.

NCOs were $9.0 million or 0.10% of average loans for 2000, compared to $13.7 million or 0.18% of average loans for 1999, and were $11.4 million or 0.16% of average loans for 1998. The $4.8 million decrease in NCOs was primarily driven by lower charge-offs of consumer loans in 2000 versus 1999 (down $5.2 million as shown in Table 10). This decline is predominantly due to having sold the retail credit card receivables in 2000 and, thus, no longer incurring related charge-offs. Excluding NCOs on credit cards, NCOs would have been relatively unchanged between 1999 and 2000. Loans charged off are subject to continuous review, and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses.

NONPERFORMING LOANS, POTENTIAL PROBLEM LOANS, AND OTHER REAL ESTATE OWNED

Management is committed to an aggressive nonaccrual and problem loan identification philosophy. This philosophy is embodied through the ongoing monitoring and reviewing of all pools of risk in the loan portfolio to ensure that all problem loans are identified quickly and the risk of loss is minimized.

Nonperforming loans are defined as nonaccrual loans, loans 90 days or more past due but still accruing, and restructured loans. The Corporation specifically excludes from its definition of nonperforming loans student loan balances that are 90 days or more past due and still accruing and that have contractual government guarantees as to collection of principal and interest. Such past due student loans were approximately $19.5 million and $16.9 million at December 31, 2000 and 1999, respectively.

Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectibility of principal or interest on loans, it is management's practice to place such loans on nonaccrual status immediately, rather than delaying such action until the loans become 90 days past due. Previously accrued and uncollected interest on such loans is reversed, amortization of related loan fees is suspended, and income is recorded only to the extent that interest payments are subsequently received in cash and a determination has been made that the principal balance of the loan is collectible. If collectibility of the principal is in doubt, payments received are applied to loan principal.

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

TABLE 12:  NONPERFORMING LOANS AND OTHER REAL ESTATE OWNED

                                                                       DECEMBER 31,
                                                 ------------------------------------------------------
                                                   2000        1999        1998        1997      1996
                                                 ------------------------------------------------------
                                                                    ($ IN THOUSANDS)
Nonaccrual loans                                 $41,045     $32,076     $48,150     $32,415   $32,287
Accruing loans past due 90 days or more            6,492       4,690       5,252       1,324     1,801
Restructured loans                                   159         148         485         558       534
                                                 ------------------------------------------------------
Total nonperforming loans                        $47,696     $36,914     $53,887     $34,297   $34,622
                                                 ======================================================
Other real estate owned                          $ 4,032     $ 3,740     $ 6,025     $ 2,067   $ 1,939
                                                 ======================================================
Ratio of nonperforming
  loans to total loans at period end                 .54%        .44%        .74%        .48%      .52%
Ratio of the AFLL to nonperforming
  loans at period end                                252%        307%        185%        270%      207%
                                                 =======================================================

Nonperforming loans at December 31, 2000, were $47.7 million, an increase of $10.8 million from December 31, 1999. The ratio of nonperforming loans to total loans at the end of 2000 was 0.54%, as compared to 0.44% and 0.74% at December 31, 1999 and 1998, respectively. Nonaccrual loans accounted for $9.0 million of the increase in nonperforming loans. Commercial nonaccrual loans (representing approximately 67% of nonaccrual loans at year-end 2000 versus 44% at year-end
1999) increased $13.5 million, predominantly due to the addition of three large commercial credits (totaling approximately $12.8 million). The Corporation's AFLL to nonperforming loans was 252% at year-end 2000, down from 307% at year-end 1999 and up from 185% at year-end 1998.

The following table shows, for those loans accounted for on a nonaccrual basis and restructured loans for the years ended as indicated, the gross interest that would have been recorded if the loans had been current in accordance with their original terms and the amount of interest income that was included in interest income for the period.

TABLE 13:  FOREGONE LOAN INTEREST

                                                                YEARS ENDED DECEMBER 31,
                                                         ------------------------------------
                                                            2000         1999          1998
                                                         ------------------------------------
                                                                    ($ IN THOUSANDS)
Interest income in accordance with original terms        $ 3,951       $ 3,074       $ 5,046
Interest income recognized                                (2,609)       (1,637)       (2,884)
                                                         -------------------------------------
Reduction in interest income                             $ 1,342       $ 1,437       $ 2,162
                                                         =====================================

Potential problem loans are loans where there are doubts as to the ability of the borrower to comply with present repayment terms. The decision of management to place loans in this category does not necessarily indicate that the Corporation expects losses to occur, but that management recognizes that a higher degree of risk is associated with these performing loans.

At December 31, 2000, potential problem loans totaled $137.8 million. The loans that have been reported as potential problem loans are not concentrated in a particular industry, but rather cover a diverse range of businesses. Management does not presently expect significant losses from credits in the potential problem loan category.

Other real estate owned ("OREO") increased to $4.0 million at December 31, 2000, compared to $3.7 million and $6.0 million at year-end 1999 and 1998, respectively. Net gains on sales of OREO were $116,000, $403,000, and $426,000 for 2000, 1999, and 1998, respectively. Management actively seeks to ensure properties held are monitored to minimize the Corporation's risk of loss.

INVESTMENT SECURITIES PORTFOLIO

The investment securities portfolio is intended to provide the Corporation with adequate liquidity, flexibility in asset/liability management, and a source of stable income. Investment securities classified as held to maturity ("HTM") are carried in the consolidated balance sheet at amortized cost while investment securities classified as available for sale ("AFS") are carried at fair market value. At December 31, 2000, the total carrying value of investment securities represented 25% of total assets, compared to 26% at year-end 1999. On average, the investment portfolio represented 28% of average earning assets for both 2000 and 1999.

TABLE 14:  INVESTMENT SECURITIES PORTFOLIO

                                                                        AT DECEMBER 31,
                                                           ------------------------------------------
                                                                2000           1999          1998
                                                           ------------------------------------------
                                                                       ($ IN THOUSANDS)
Investment Securities Held to Maturity (HTM):
Federal agency securities                                  $    25,055    $    26,012    $    66,204
Obligations of states and political subdivisions               110,182        128,833        153,663
Mortgage-related securities                                    182,299        204,725        262,111
Other securities (debt)                                         51,022         54,467         68,797
                                                           ------------------------------------------
     Total amortized cost and carrying value               $   368,558    $   414,037    $   550,775
                                                           ==========================================
     Total fair value                                      $   372,873    $   413,107    $   562,940
                                                           ==========================================

Investment Securities Available for Sale (AFS):
U.S. Treasury securities                                   $    23,847    $    47,092    $    68,488
Federal agency securities                                      341,929        406,275        248,697
Obligations of state and political subdivisions                756,914        550,975        217,153
Mortgage-related securities                                  1,425,290      1,578,089      1,625,403
Other securities (debt and equity)                             319,129        334,024        160,499
                                                           ------------------------------------------
     Total amortized cost                                  $ 2,867,109    $ 2,916,455    $ 2,320,240
                                                           ==========================================
     Total fair value and carrying value                   $ 2,891,647    $ 2,856,346    $ 2,356,960
                                                           ==========================================

Total Investment Securities:
     Total amortized cost                                  $ 3,235,667    $ 3,330,492    $ 2,871,015
     Total fair value                                        3,264,520      3,269,453      2,919,900
     Total carrying value                                    3,260,205      3,270,383      2,907,735
                                                           ==========================================

At December 31, 2000 and 1999, mortgage-related securities represented 49.7% and 53.5%, respectively, of total investment securities based on amortized cost. The fair value of mortgage-related securities are subject to inherent risks based upon the future performance of the underlying collateral (i.e. mortgage loans) for these securities, such as prepayment risk and interest rate changes. Tax exempt securities grew to represent 26.8% of total securities based on amortized cost, compared to 20.4% at year-end 1999, due to higher comparable yields combined with tax advantages and additional call protection.

The aggregate fair value of total securities was approximately $3.26 billion (100.1% of carrying value) and $3.27 billion (100.0% of carrying value) at December 31, 2000 and 1999, respectively.

At December 31, 2000, the Corporation's securities portfolio did not contain securities, other than U.S. Treasury and federal agencies, of any single issuer that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 10% of stockholders' equity or $96.9 million.

The classification of securities as HTM or AFS is determined at the time of purchase. Beginning in 1998, the Corporation began to classify most investment purchases as AFS. This is consistent with the Corporation's investment philosophy of maintaining flexibility to manage the investment portfolio, particularly in light of asset/liability management strategies, including possible securities sales in response to changes in interest rates or prepayment risk, the need to manage regulatory capital, and other factors. Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Investments and Hedging Activities," which was adopted by the Corporation as required on January 1, 2001, provides for the option, upon adoption, to change the classification of investments held. Thus, effective January 1, 2001, the Corporation elected to reclassify all of the $369 million of HTM investments to the AFS classification. SFAS No. 133 is more fully described under the section "Accounting Developments."

TABLE 15:  INVESTMENT SECURITIES PORTFOLIO MATURITY DISTRIBUTION (1)
           - AT DECEMBER 31, 2000

                             INVESTMENT SECURITIES HELD TO MATURITY - MATURITY DISTRIBUTION AND WEIGHTED AVERAGE YIELD
                      --------------------------------------------------------------------------------------------------------------
                                      AFTER ONE BUT   AFTER FIVE BUT
                                       WITHIN FIVE      WITHIN TEN      AFTER TEN    MORTGAGE-RELATED
                      WITHIN ONE YEAR     YEARS           YEARS           YEARS        SECURITIES             TOTAL         TOTAL
                      --------------------------------------------------------------------------------------------------------------
                       AMOUNT  YIELD   AMOUNT  YIELD   AMOUNT  YIELD   AMOUNT  YIELD   AMOUNT   YIELD     AMOUNT   YIELD  FAIR VALUE
                      --------------------------------------------------------------------------------------------------------------
                                                                 ($ IN THOUSANDS)
Federal agency
  securities          $15,100  6.58% $  9,955  6.73% $    ---   ---  $    ---   ---  $      ---   ---  $   25,055  6.64% $   25,141
Obligations of
states and
  political
  subdivisions (2)     22,801  7.50%   84,267  7.19%    3,114  7.36%      ---   ---         ---   ---     110,182  7.26%    111,223
Other  debt
  securities            5,786  7.00%   43,836  6.82%    1,400  6.63%      ---   ---         ---   ---      51,022  6.84%     51,346
Mortgage-related
  securities              ---   ---       ---   ---       ---   ---       ---   ---     182,299  7.41%    182,299  7.41%    185,163
                      --------------------------------------------------------------------------------------------------------------
Total amortized cost  $43,687  7.12% $138,058  7.04% $  4,514  7.13% $    ---   ---  $  182,299  7.41% $  368,558  7.23% $  372,873
                      ==============================================================================================================
Total fair value      $43,828        $139,306        $  4,576        $    ---        $  185,163                          $  372,873
                      ==============================================================================================================

                            INVESTMENT SECURITIES AVAILABLE FOR SALE - MATURITY DISTRIBUTION AND WEIGHTED AVERAGE YIELD
                      --------------------------------------------------------------------------------------------------------------
                                      AFTER ONE BUT   AFTER FIVE BUT                 MORTGAGE-RELATED
                                       WITHIN FIVE     WITHIN TEN       AFTER TEN      AND EQUITY
                      WITHIN ONE YEAR     YEARS           YEARS           YEARS        SECURITIES             TOTAL         TOTAL
                      --------------------------------------------------------------------------------------------------------------
                       AMOUNT  YIELD   AMOUNT  YIELD   AMOUNT  YIELD   AMOUNT  YIELD   AMOUNT   YIELD     AMOUNT   YIELD  FAIR VALUE
                      --------------------------------------------------------------------------------------------------------------
                                                                 ($ IN THOUSANDS)
U. S. Treasury
  securities          $18,337  5.54% $  4,993  6.20% $    517  5.84% $    ---   ---  $      ---   ---  $   23,847  5.68% $   23,860
Federal agency
  securities           39,544  5.84%  292,181  6.02%   10,052  6.45%      152  7.39%        ---   ---     341,929  6.01%    342,748
Obligations of
  states and
  political
  subdivisions (2)      6,942  6.46%   62,902  6.68%  294,774  6.63%  392,296  7.87%        ---   ---     756,914  7.29%    764,941
Other debt
  securities           20,748  5.44%   73,870  6.48%  123,534  6.13%      ---   ---         ---   ---     218,152  6.18%    214,574
Mortgage-related
  securities              ---   ---       ---    ---      ---   ---       ---   ---   1,425,290  6.81%  1,425,290  6.81%  1,427,617
Equity securities         ---   ---       ---    ---      ---   ---       ---   ---     100,977  6.22%    100,977  6.22%    117,907
                      --------------------------------------------------------------------------------------------------------------
Total amortized cost  $85,571  5.55% $433,946  6.25% $428,877  6.46% $392,448  7.87% $1,526,267  6.78% $2,867,109  6.76% $2,891,647
                      ==============================================================================================================
Total fair value      $85,494        $434,513        $424,698        $401,418        $1,545,524                          $2,891,647
                      ==============================================================================================================

(1) Expected maturities will differ from contractual maturities, as borrowers may have the right to call or repay obligations with or without call or prepayment penalties.
(2) Yields on tax-exempt securities are computed on a tax-equivalent basis using a tax rate of 35% and have not been adjusted for certain disallowed interest deductions.

DEPOSITS

Deposits are the Corporation's largest source of funds. At December 31, 2000, deposits were $9.3 billion, up $600 million or 6.9% over last year, primarily in brokered certificates of deposit ("CDs") (up $579 million). Total deposits excluding brokered CDs ("retail deposits") were essentially flat between year-end periods. The sale of deposits of six branches during 2000 decreased deposits by $109 million. Thus, without the branch sales, retail deposits were up $130 million or 1.6% over year-end 1999.

One of the primary factors influencing the Corporation's retail deposit growth has been competitive pressure from other financial institutions, as well as other investment opportunities available to customers. During 2000, the Corporation particularly marketed its money market accounts, which offer competitive rates and greater customer flexibility, as well as business demand deposits.

On average, deposits were $9.1 billion for 2000, up $471 million or 5.5% over the average for 1999. However, excluding the increase in brokered CDs, deposits were down 1.5%. As previously mentioned under section "Net Interest Income," the decline in average deposits, excluding brokered CDs, increased the Corporation's reliance on wholesale funding, as discussed under section " Other Funding Sources."

Table  16  summarizes  the   distribution  of  average   deposits.   A  maturity
distribution of certificates of deposits and other time deposits of $100,000 or more at December 31, 2000, is shown in Table 17.

TABLE 16:  AVERAGE DEPOSITS DISTRIBUTION

                                                   2000                      1999                      1998
                                           ---------------------------------------------------------------------------
                                                       % OF                                                  % OF
                                            AMOUNT       TOTAL        AMOUNT      % OF TOTAL     AMOUNT       TOTAL
                                           ---------------------------------------------------------------------------
                                                                       ($ IN THOUSANDS)
Noninterest-bearing demand deposits        $1,086,582        12%      $1,003,687         12%     $  844,486       10%
Interest-bearing demand deposits              803,779         9          796,506          9         473,123        6
Savings deposits                              956,177        11          919,163         11         981,630       12
Money market deposits                       1,407,502        15        1,373,010         16       1,377,503       16
Brokered certificates of deposit              840,518         9          241,309          3         117,011        1
Other time deposits                         4,008,382        44        4,297,977         49       4,636,948       55
                                           ---------------------------------------------------------------------------
Total deposits                             $9,102,940       100%      $8,631,652        100%     $8,430,701      100%
                                           ===========================================================================

TABLE 17: MATURITY  DISTRIBUTION-CERTIFICATES  OF DEPOSIT AND OTHER TIME
          DEPOSITS OF $100,000 OR MORE
                                                     DECEMBER 31, 2000
                                             ----------------------------------
                                               CERTIFICATES OF     OTHER TIME
                                                   DEPOSIT          DEPOSITS
                                             ----------------------------------
                                                     ($ IN THOUSANDS)

Three months or less                               $410,854        $118,755
Over three months through six months                106,000          70,225
Over six months through twelve months               202,216          41,337
Over twelve months                                  252,093           2,821
                                             ----------------------------------
Total                                              $971,163        $233,138
                                             ==================================

OTHER FUNDING SOURCES

Other funding sources, including both long-term debt and short-term borrowings ("wholesale funds"), were $2.7 billion at December 31, 2000, down $79 million from $2.8 billion at December 31, 1999. Long-term debt at December 31, 2000, was $122.4 million, up from $24.3 million at the end of last year. See Note 10 of the notes to consolidated financial statements for additional information on long-term debt. Short-term borrowings are primarily comprised of Federal funds purchased, securities sold under agreements to repurchase, short-term Federal Home Loan Bank ("FHLB") advances, notes payable to banks, treasury, tax, and loan notes ("TT&L notes"), and commercial paper. Of note, the FHLB advances included in short-term borrowings are those with original maturities of less than one year and callable notes that have one-year call premiums which the Corporation expects may be called, even if the notes have maturities exceeding one year. The TT&L notes are demand notes representing secured borrowings from the U.S. Treasury, collateralized by qualifying securities and loans. The funds are placed with the subsidiary banks at the discretion of the U.S. Treasury and may be called at any time. See Note 9 of the Notes to Consolidated Financial Statements for additional information on short-term borrowings, and Table 18 for specific disclosure required for major short-term borrowing categories.

Wholesale funds on average were $2.7 billion for 2000, up $622 million or 30.6% over 1999. The reliance on wholesale funds increased during 2000 as mentioned under both sections "Net Interest Income" and "Deposits." The mix of wholesale funding shifted slightly toward longer-term instruments, with average long-term debt representing 4.3% of wholesale funds from 1.2% last year, in response to certain asset/liability objectives. Within the short-term borrowing categories, average Federal funds purchased and securities sold under agreements to repurchase were up $667 million.

TABLE 18: SHORT-TERM BORROWINGS

                                                                       DECEMBER 31,
                                                         ----------------------------------------
                                                              2000           1999         1998
                                                         ----------------------------------------
                                                                     ($ IN THOUSANDS)
Federal funds purchased and securities sold
  under agreements to repurchase:
Balance end of year                                       $ 1,691,796    $ 1,344,396   $ 502,586
Average amounts outstanding during year                     1,724,291      1,057,269     517,344
Maximum month-end amounts outstanding                       2,012,529      1,640,043     704,113
Average interest rates on amounts outstanding
  at end of year                                                 6.59%          5.30%       4.72%
Average interest rates on amounts outstanding
  during year                                                    6.25%          5.00%       5.06%
Federal Home Loan Bank advances:
Balance end of year                                       $   750,000    $   531,652   $ 937,021
Average amounts outstanding during year                       541,909        778,245     564,166
Maximum month-end amounts outstanding                       1,375,653      1,173,021     937,021
Average interest rates on amounts outstanding
  at end of year                                                 6.42%          6.37%       4.78%
Average interest rates on amounts outstanding
  during year                                                    6.39%          5.22%       5.52%

LIQUIDITY

Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met.

Funds are available from a number of sources, including the securities portfolio, the core deposit base, lines of credit with major banks, the ability to acquire large and brokered deposits, and the ability to securitize or package loans for sale. Additionally, liquidity is provided from loans and securities repayments and maturities.

During 2000, the four largest subsidiary banks (Associated Bank Illinois, National Association, Associated Bank Milwaukee, Associated Bank Green Bay, National Association, and Associated Bank North) established a $2.0 billion bank note program. Under this program, short-term and long-term debt may be issued. As of December 31, 2000, there was $2.0 billion available under this program.

The parent company's primary funding sources to meet its liquidity requirements are dividends and service fees from subsidiaries, borrowings with major banks, commercial paper issuance, and proceeds from the issuance of equity. The parent company manages its liquidity position to provide the funds necessary to pay dividends to stockholders, service debt, invest in subsidiaries, repurchase common stock, and satisfy other operating requirements. Dividends received in cash from subsidiaries totaled $168.2 million in 2000 and represent a primary funding source. At December 31, 2000, $148.5 million in dividends could be paid to the parent by its subsidiaries and affiliates without obtaining prior regulatory approval, subject to the capital needs of the banks. Additionally, the parent company had $200 million of established lines of credit with nonaffiliated banks, of which $83.7 million was outstanding at December 31, 2000. During 2000, a $200 million commercial paper program was initiated, of which $34.3 million was outstanding at December 31, 2000.

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

Maintaining adequate credit ratings on debt issues is important to liquidity as it affects the ability of the Corporation to attract funds from various sources on a cost-competitive basis. The parent company and its four largest subsidiary banks had the following agency ratings:

TABLE 19: CREDIT RATINGS AT DECEMBER 31, 2000


                         Moody's          S&P            Fitch        Bankwatch
                         -------          ---            -----        ---------

Bank ST                    P1              A2              F1           TBW-1
Bank LT                    A2              A-              A1            ---

Corporation ST             P2              A2              F1           TBW-1
Corporation LT             A3              BBB+            BBB+          ---


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk arises from exposure to changes in interest rates, exchange rates, commodity prices, and other relevant market rate or price risk. The Corporation faces market risk in the form of interest rate risk through other than trading activities. Market risk from other than trading activities in the form of interest rate risk is measured and managed through a number of methods. The Corporation uses financial modeling techniques which measure the sensitivity of future earnings due to changing rate environments to measure interest rate risk. Policies established by the Corporation's Asset/Liability Committee and approved by the Corporation's Board of Directors limit exposure of earnings at risk. General interest rate movements are used to develop sensitivity, as the Corporation feels it has no primary exposure to a specific point on the yield curve. These limits are based on the Corporation's exposure to a 100 bp immediate and sustained parallel rate move, either upward or downward.

INTEREST RATE RISK

In order to measure earnings sensitivity to changing rates, the Corporation uses two different measurement tools: static gap analysis and simulation of earnings. The static gap analysis starts with contractual repricing information for assets, liabilities, and off-balance sheet instruments. These items are then combined with repricing estimations for administered rate (interest-bearing demand deposits, savings, and money market accounts) and non-rate related products (demand deposit accounts, other assets, and other liabilities) to create a baseline repricing balance sheet. In addition to the contractual information, residential mortgage whole loan products and mortgage-backed securities are adjusted based on industry estimates of prepayment speeds that capture the expected prepayment of principal above the contractual amount based on how far away the contractual coupon is from market coupon rates.

The following table represents the Corporation's consolidated static gap position as of December 31, 2000.

TABLE 20:  INTEREST RATE SENSITIVITY ANALYSIS

                                                                            DECEMBER 31, 2000
                                        -------------------------------------------------------------------------------------------
                                                                       INTEREST SENSITIVITY PERIOD
                                                                                          TOTAL
                                                                          181-365         WITHIN
                                          0-90 DAYS      91-180 DAYS       DAYS           1 YEAR       OVER 1 YEAR       TOTAL
                                        -------------------------------------------------------------------------------------------
                                                                             ($ IN THOUSANDS)
Earning assets:
  Loans, held for sale                  $    24,593      $      ---     $       ---     $    24,593    $       ---   $     24,593
  Investment securities, at
    amortized cost                          436,142          97,154         198,231         731,527      2,504,140      3,235,667
  Loans                                   3,067,675         631,138       1,254,978       4,953,791      3,959,588      8,913,379
  Other earning assets                       28,334             ---             ---          28,334            ---         28,334
                                        -------------------------------------------------------------------------------------------
Total earning assets                    $ 3,556,744      $  728,292     $ 1,453,209     $ 5,738,245    $ 6,463,728   $ 12,201,973
                                        ===========================================================================================
Interest-bearing liabilities:
  Interest-bearing deposits(1)          $ 1,978,404      $1,190,810     $ 1,690,696     $ 4,859,910    $ 3,187,787   $  8,047,697
  Other interest-bearing liabilities      2,050,529           2,625         555,132       2,608,286        112,337      2,720,623
                                        -------------------------------------------------------------------------------------------
Total interest-bearing liabilities      $ 4,028,933      $1,193,435     $ 2,245,828     $ 7,468,196    $ 3,300,124   $ 10,768,320
                                        ===========================================================================================
Interest sensitivity gap                $  (472,189)     $ (465,143)    $  (792,619)    $(1,729,951)   $ 3,163,604   $  1,433,653
Cumulative interest sensitivity gap     $  (472,189)     $ (937,332)    $(1,729,951)
Cumulative ratio of rate sensitive
  assets to rate sensitive liabilities
  at December 31, 2000                         88.3%           82.1%           76.8%
                                        ===========================================================================================

(1) The interest rate sensitivity assumptions for demand deposits, savings accounts, money market accounts, and interest-bearing demand deposit accounts are based on current and historical experiences regarding portfolio retention and interest rate repricing behavior. Based on these experiences, a portion of these balances is considered to be long-term and fairly stable and is therefore included in the "Over 1 Year" category.

The static gap analysis in Table 20 provides a representation of the Corporation's earnings sensitivity to changes in interest rates. It is a static indicator which does not reflect various repricing characteristics and may not necessarily indicate the sensitivity of net interest income in a changing interest rate environment.

Interest rate risk of embedded positions, including prepayment and early withdrawal options, lagged interest rate changes, administered interest rate products, and cap and floor options, within products require a more dynamic measuring tool to capture earnings risk. Earnings simulation is used to create a more complete assessment of interest rate risk.

Along with the static gap analysis, determining the sensitivity of future earnings to a hypothetical plus or minus 100 and 200 basis point parallel rate shock can be accomplished through the use of simulation modeling. In addition to the assumptions used to create the static gap, simulation of earnings includes the modeling of the balance sheet as an ongoing entity. Future business assumptions involving administered rate products, prepayments for future rate sensitive balances, and the reinvestment of maturing assets and liabilities are included. These items are then modeled to project income based on a hypothetical change in interest rates. The resulting net income for the next 12-month period is compared to the net income amount calculated using flat rates. This difference represents the Corporation's earnings sensitivity to a plus or minus 100 basis point parallel rate shock.

The resulting simulations for December 31, 2000, projected that net income would decrease by approximately 5.5% of stable-rate net income if rates rose by a 100 basis point shock, and projected that net income would increase by approximately 4.1% if rates fell by a 100 basis point shock. At December 31, 1999, the 100 basis point shock up was projected to decrease net income by 6.6%, and the 100 basis point shock down projected that net income would increase by 5.9%. The projected changes for both 2000 and 1999 were within the Corporation's interest rate risk policy. According to the earnings simulation model, the Corporation's sensitivity to interest rate changes decreased during 2000. In response to higher rates in the first half of 2000, the Corporation's sensitivity was decreased through the use of intermediate term borrowings.

These results are based solely on immediate and sustained parallel changes in market rates and do not reflect the earnings sensitivity that may arise from other factors, such as changes in the shape of the yield curve, the change in spread between key market rates, or accounting recognition of the impairment of certain intangibles. The above results are also considered to be conservative estimates due to the fact that no management action to mitigate potential income variances are included within the simulation process. This action could include, but would not be limited to, delaying an increase in deposit rates, extending liabilities, hedging, changing the pricing characteristics of loans, or changing the growth rate of certain assets and liabilities.

CAPITAL

Stockholders' equity at December 31, 2000, increased to $968.7 million or $14.65 per share, compared with $909.8 million or $13.09 per share at the end of 1999. Stockholders' equity is also described in Note 11, Stockholders' Equity, of the Notes to Consolidated Financial Statements.

The increase in stockholders' equity in 2000 was primarily composed of retention of earnings and the exercise of stock options. Offsetting increases to stockholders' equity were the payment of cash dividends and the purchase of treasury stock. Additionally, stockholders' equity at year-end 2000 included a $15.6 million equity component (included in accumulated other comprehensive income) related to unrealized gains on securities AFS, net of the tax effect, predominately due to the impact of the rate environment at the end of 2000 on that portfolio. At December 31, 1999, stockholders' equity included $38.8 million related to unrealized losses on securities AFS, net of the tax effect. Stockholders' equity to assets at December 31, 2000 was 7.38%, compared to 7.27% at the end of 1999. Excluding the unrealized gains (losses) on securities AFS, net of the tax effect, stockholders' equity to assets would be 7.27% and 7.55% at December 31, 2000 and 1999, respectively.

TABLE 21: CAPITAL

                                                   AT DECEMBER 31,
                                      -----------------------------------------
                                           2000           1999          1998
                                      -------------- -------------- -----------
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)

Total stockholders' equity            $   968,696    $   909,789  $   878,721
Tier 1 capital                            846,371        831,907      815,069
Total capital                             966,994        941,005      906,326
Market capitalization                   2,008,274      2,164,623    2,149,828
                                      -----------------------------------------
Book value per common share           $     14.65    $     13.09  $     12.70
Cash dividend per common share               1.11           1.05         0.95
Stock price at end of period                30.38          31.14        31.08
Low closing price for the period            20.29          27.56        24.32
High closing price for the period           30.63          39.15        39.82
                                      -----------------------------------------
Total equity / assets                        7.38%          7.27%        7.81%
Total equity / assets (1)                    7.27           7.55         7.62
Tangible common equity / assets              6.62           6.39         7.48
Tier 1 leverage ratio                        6.52           6.80         7.56
Tier 1 risk-based capital ratio              9.37           9.72        11.05
Total risk-based capital ratio              10.70          10.99        12.28
                                      -----------------------------------------
Shares outstanding (period end)            66,116         69,520       69,175
Basic shares outstanding (average)         68,186         69,858       69,438
Diluted shares outstanding (average)       68,410         70,468       70,168
                                      =========================================
(1) Ratio is based upon total equity and assets excluding the unrealized gains (losses) arising during the year, net of income tax effect.

Cash dividends paid in 2000 were $1.11 per share, compared with $1.05 per share in 1999, an increase of 5.0%. Cash dividends per share have increased at a 13.4% compounded rate during the past five years.

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

As of December 31, 2000 and 1999, the Corporation's Tier 1 risk-based capital ratios, total risk-based capital (Tier 1 and Tier 2) ratios, and Tier 1 leverage ratios were in excess of regulatory requirements. It is management's intent to exceed the minimum requisite capital levels. Capital ratios are included in Note 17, Regulatory Matters, of the Notes to Consolidated Financial Statements.

The Corporation's Board of Directors ("BOD") has authorized management to repurchase shares of the Corporation's common stock each quarter in the market, to be made available for issuance in connection with the Corporation's employee incentive plans and for other corporate purposes. The BOD authorized the repurchase of up to 1.3 million shares (330,000 shares per quarter) in 2000 and 1999. Of these authorizations, approximately 418,000 shares were repurchased for $10.6 million during 2000 (with 322,000 shares reissued in connection with stock options exercised), and 429,000 shares were repurchased for $13.6 million in 1999 (with 277,000 shares reissued for 1999 options exercised). In March 2000, the BOD also authorized the repurchase and cancellation of up to 5% of the Corporation's outstanding shares, not to exceed approximately 3.5 million shares. Under this authorization through December 31, 2000, 3.3 million shares were repurchased and retired at a cost of $81.9 million. In October 2000, the BOD authorized the repurchase and cancellation of an additional 3.2 million shares. The repurchase of shares under this authorization is expected to begin after repurchases under the March 2000 authorization are completed. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities.

In connection with specific 1999 and 1998 purchase acquisition transactions, the BOD authorized the repurchase and retirement of shares issued. During 1999, approximately 3,061,000 shares were repurchased and 2,764,000 shares were retired in connection with the Windsor and Riverside purchase acquisitions, with the difference being reissued in connection with the consummation of Riverside. In 1998, approximately 990,000 shares were repurchased and 493,000 shares were retired in connection with the Citizens and Windsor acquisitions, with the difference being reissued in connection with the February 1999 consummation of Windsor.

Shares repurchased and not retired are held as treasury stock and, accordingly, are accounted for as a reduction of stockholders' equity.

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

FOURTH QUARTER 2000 RESULTS

Net income for fourth quarter 2000 ("4Q00") was $39.7 million, $4.6 million lower than the $44.3 million earned in the fourth quarter of 1999 ("4Q99"). ROE was 16.95%, 210 bp lower than 4Q99, while ROA decreased 21 bp to 1.21%.

FTE net interest income for 4Q00 was $100.2 million, $5.8 million lower than 4Q99. Factors impacting net interest income and net interest margin include the higher interest rate environment between the comparable quarters, as well as competitive pricing pressures, branch deposit and credit card receivable sales, and funding of stock repurchases. The $5.8 million decrease in net interest income was a function of a 45 bp decline in net interest margin, which reduced net interest income by approximately $13.5 million, offset by approximately $7.7 million of additional net interest income due to balance sheet growth and changes in the mix of earning assets and interest-bearing liabilities. For 4Q00, net interest margin was 3.20% compared to 3.65% in 4Q99. The average Fed funds rate of 6.50% in 4Q00 was 113 bp higher than the comparable quarter last year. The yield on earning assets, which are slower to reprice, rose 39 bp to 7.96% in 4Q00. The rate on interest-bearing liabilities, on the other hand, increased 94 bp to 5.39% due to more frequent repricing of deposit products, and wholesale funds. The net result was a 55 bp decline in interest rate spread. The decline in spread was offset in part by a 10 bp improvement in net free funds contribution. Average earning asset growth (up $746 million to $12.3 billion) and decreases in interest-bearing deposits excluding brokered CDs (down $206 million) were funded primarily by higher-costing brokered CDs and other wholesale funds (together up $897 million).

The provision for loan losses of $5.2 million in 4Q00 was down $0.5 million from 4Q99, as less was provided due to the sale of credit card balances in the second quarter of 2000, but offset by additional provision made for the strong growth in commercial real estate and other commercial loans between the comparable quarters.

Noninterest income in 4Q00 was $2.0 million higher than the comparable quarter in 1999. 4Q99 included net gains of $2.8 million on the sale of assets and investment securities (due primarily to the sale of three branch locations in 4Q99), whereas losses of $0.5 million were recorded in 4Q00 (principally from sales of investment securities). Excluding these gains and losses from both periods, noninterest income rose $5.3 million or 13.6%. Credit card and other nondeposit fees were up $1.0 million, due to increases in merchant interchange income and other credit card revenue. Service charges on deposit accounts were up $0.7 million, due primarily to mid-2000 rate increases. Other noninterest income was up $4.2 million, attributable principally to $3.6 million recognized in connection with the Corporation's mid-2000 change in data processing vendors, which compensated for certain additional costs incurred by the Corporation. Trust service fees declined $1.2 million, predominantly due to the impact of the year-over-year change in market conditions on the market value of assets under management. The remaining noninterest income categories collectively increased $0.6 million or 4% over the same period last year.

Noninterest expense between the comparable quarters was impacted by two significant items: 4Q99 included a $2.3 million MSR valuation reversal and profit sharing expense was $2.2 million higher in 4Q00 than 4Q99. Excluding these items, noninterest expense was $2.3 million (2.9%) lower in 4Q00 than 4Q99, reflecting the continued focus on expense control in 2000. Decreases were seen in numerous expense items. Income tax expense was down $2.7 million between the fourth quarters due to lower income before tax and a decrease in the effective tax rate, at 27.3% for 4Q00 compared to 28.3% for 4Q99.

TABLE 22:  SELECTED QUARTERLY FINANCIAL DATA:

The following is selected financial data summarizing the results of operations for each quarter in the years ended December 31, 2000 and 1999:

                                                          2000 QUARTER ENDED
                                       --------------------------------------------------------
                                        DECEMBER 31    SEPTEMBER 30      JUNE 30     MARCH 31
                                       --------------------------------------------------------
                                                  (IN THOUSANDS EXCEPT PER SHARE DATA)
Interest income                         $ 242,194      $ 237,892       $ 228,298   $ 222,773
Interest expense                          147,876        143,354         131,936     124,424
Provision for loan losses                   5,203          4,122           5,166       5,715
Investment securities losses, net            (455)            (2)         (5,490)     (1,702)
Income before income tax expense           54,581         54,620          60,653      59,967
Net income                                 39,701         41,504          43,697      43,081
                                       ========================================================
Basic net income per share              $    0.60      $    0.61       $    0.63   $    0.62
Diluted net income per share                 0.60           0.61            0.63        0.62
Basic weighted average shares              66,314         68,031          68,918      69,504
Diluted weighted average shares            66,542         68,293          69,206      69,812

                                                          1999 QUARTER ENDED
                                       --------------------------------------------------------
                                        DECEMBER 31    SEPTEMBER 30      JUNE 30     MARCH 31
                                       -------------------------------------------- -----------
                                                  (IN THOUSANDS EXCEPT PER SHARE DATA)
Interest income                         $ 216,258      $ 205,185       $ 197,377   $ 195,700
Interest expense                          114,432        105,615          99,826      98,902
Provision for loan losses                   5,704          4,541           4,547       4,451
Investment securities gains
  (losses), net                            (1,536)           (50)          1,023       3,589
Income before income tax expense           61,874         60,101          57,371      57,970
Net income                                 44,334         41,782          39,876      38,951
                                       =======================================================
Basic net income per share              $    0.63      $    0.60       $    0.57   $    0.56
Diluted net income per share                 0.63           0.59            0.57        0.55
Basic weighted average shares              70,034         70,183          69,670      69,535
Diluted weighted average shares            70,657         70,833          70,314      70,127

OUTLOOK FOR 2001

The following should be read in conjunction with the "Special Note Regarding Forward-Looking Statements" section noted on page 3.

The Corporation currently estimates the first quarter of 2001 earnings per share to be modestly higher than 4Q00 levels. The Corporation expects additional improvements in each subsequent 2001 quarter, resulting in diluted earnings per share for 2001 of $2.60 to $2.65. These expectations assume decreases in interest rates and stable asset quality. The Corporation expects continued strong commercial loan growth, modest deposit growth, and expanding margins. Revenue is expected to grow approximately 8%, excluding asset sales. Noninterest expense should continue to be well-controlled, with only modest increases.

1999 COMPARED TO 1998

The Corporation recorded net income of $164.9 million for the year ended December 31, 1999, an increase of $7.9 million or 5.0% over the $157.0 million earned in 1998. Basic earnings per share were $2.36, a 4.4% increase over 1998 basic earnings per share of $2.26. Earnings per diluted share were $2.34, a 4.5% increase over 1998 diluted earnings per share of $2.24. Return on average assets and return on average equity were 1.41% and 18.04% for 1999, compared to 1.48% and 18.33%, respectively, for 1998. Cash dividends paid in 1999 increased by 10.5% to $1.05 per share over the $0.95 per share paid in 1998. Key factors behind these results were:

Taxable equivalent net interest income was $409.4 million for 1999, up $28.0 million or 7.3% over 1998. Taxable equivalent interest income increased by $35.7 million, while interest expense increased $7.7 million. The volume of average earning assets increased $892.6 million to $11.0 billion, which exceeded the $870.0 million increase in interest-bearing liabilities. Increases in volume and changes in product mix added $35.0 million to taxable equivalent net interest income, whereas changes in the rate environment resulted in a $7.0 million decline.

The net interest margin, net taxable equivalent interest income divided by average interest-earning assets, was 3.74% for 1999, a 5 bp decline from 3.79% in 1998. The contribution from net free funds decreased 8 bp, offset by a 3 bp increase in interest spread, or the difference between the yield on earning assets and the rate on IBLs, to 3.23% for 1999. The yield on earning assets declined 32 bp to 7.56%, while the rate on IBLs decreased 35 bp to 4.33% for 1999, reflecting the year-over-year change in the interest rate environment. For 1999, the average prime rate of 8.00% was 35 bp lower than 1998 and the average fed funds rate of 4.95% was 41 bp lower than the prior year.

Total loans and deposits were $8.3 billion and $8.7 billion, respectively, at December 31, 1999, compared to $7.3 billion and $8.6 billion, respectively, at December 31, 1998. These increases were from internal growth and acquisitions.

Provision for loan losses increased to $19.2 million compared to $14.7 million in 1998. Net charge-offs increased $2.3 million, primarily due to lower recoveries in 1999 than in 1998, and were 0.18% of average loans compared to 0.16% in 1998. The ratio of AFLL to loans was 1.36% and 1.37% at December 31, 1999 and 1998, respectively. Nonperforming loans were $36.9 million, representing 0.44% of total loans at year-end 1999, compared to $53.9 million, or 0.74% of total loans last year.

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

Noninterest expense increased $10.1 million or 3.4% over 1998. Most categories of noninterest expense increased due to the acquisitions, which added $16.7 million. Partially offsetting the increases were lower expenses in MSR amortization (which decreased $12.2 million, principally due to lower valuation reserves during 1999) and professional fees (down $2.6 million from 1998, due principally to the completion of Year 2000 consultant work in mid-1999). Salary expenses increased $5.5 million or 4.6% in 1999, principally due to the acquisitions and base merit increases between the years. Fringe benefits decreased $2.3 million in 1999, the net result of a $7.7 million reduction in profit sharing expense offset in part by rising costs of health, dental, life, and other fringe benefits (up $5.4 million or 25.6%).

Income tax expense decreased to $72.4 million, down $3.6 million from 1998. The 1999 effective tax rate was 30.5% or 210 bp lower than the 32.6% rate for 1998, due primarily to the tax benefit of increased municipal securities and BOLI revenue, and the use of tax loss carryforwards.

SUBSEQUENT EVENTS

On January 24, 2001, the BOD declared a $0.29 per share dividend payable on February 15, 2001, to shareholders of record as of February 1, 2001.

A continuing strategic objective of the Corporation has been to streamline and simplify the Corporation. This has included review of the branch distribution network (and certain branch sales during 1999 and 2000), as well as centralization of functional and operational processes. As part of this objective, the Corporation will reduce the number of legal subsidiaries, including consolidating certain bank charters, particularly the Wisconsin bank charters, under a single national bank charter. It is anticipated that this plan will be completed during the second quarter of 2001.

These subsequent events have not been reflected in the accompanying consolidated financial statements.

ACCOUNTING DEVELOPMENTS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," (collectively referred to as "SFAS No. 133" or as the "statement") requires derivative instruments, including derivative instruments embedded in other contracts, to be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. For fair value hedges, the statement also provides for offsetting changes in fair value of both the derivative and the hedged asset or liability to be recognized in earnings in the same period. For cash flow hedges, the fair value of the derivative is recorded in other comprehensive income, to the extent it is effective. Any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings.

The Corporation adopted the provisions of the statement, as required, beginning January 1, 2001. The predominant activities affected by the statement include the Corporation's use of interest rate swaps and certain mortgage banking activities. The interest rate swaps disclosed in Note 14 of the Notes to Consolidated Financial Statements were redesignated on January 1, 2001, and qualify for hedge accounting. In addition, the Corporation enters into commitments to sell groups of residential mortgage loans that it originates or purchases as part of its mortgage banking business, as well as commitments to originate loans. Both the commitments to sell, as well as the commitments to originate loans, are considered derivatives under SFAS No. 133, and beginning January 1, 2001, are carried at fair value on the balance sheet, with changes in fair value recognized in earnings. Further, as allowed by the statement, the Corporation transferred all HTM investment securities to the AFS category, effective January 1, 2001. Given the derivatives existing at January 1, 2001, the impact of adopting the provisions of this statement was not material to the Corporation's financial position or results of operations.

The FASB continues to issue interpretive guidance which could require changes in the Corporation's application of the standard or adjustments to the transition amounts. SFAS No. 133, as applied to the Corporation's risk management strategies, may increase or decrease reported net income and stockholders' equity prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows or economic risk.

SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and rescinds SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125." The statement revises the standards for accounting for securitizations and other transfers of financial assets and requires certain disclosures, but it also carries over most of the provisions of SFAS No. 125 without modification. The statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on the application of a financial components approach that focuses on control. It is effective for transactions occurring after March 31, 2001. Certain disclosures about securitizations are effective on December 31, 2000. The adoption is not expected to be material to the Corporation's financial position or results of operations.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item is set forth in Item 7 under the captions "Quantitative and Qualitative Disclosures About Market Risk" and "Interest Rate Risk."

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              ASSOCIATED BANC-CORP
                           CONSOLIDATED BALANCE SHEETS

                                                                                           DECEMBER 31,
                                                                                   ---------------------------
                                                                                        2000            1999
                                                                                   ---------------------------
                                                                                         ($ IN THOUSANDS
                                                                                        EXCEPT SHARE DATA)
ASSETS
Cash and due from banks                                                            $   368,186    $   284,652
Interest-bearing deposits in other financial institutions                                5,024          4,394
Federal funds sold and securities purchased under agreements to resell                  23,310         25,120
Investment securities:
   Held to maturity - at amortized cost (fair value of approximately
     $372,873 and $413,107, respectively)                                              368,558        414,037
   Available for sale - at fair value (amortized cost of $2,867,109 and
     $2,916,455 respectively)                                                        2,891,647      2,856,346
Loans held for sale                                                                     24,593         11,955
Loans                                                                                8,913,379      8,343,100
Allowance for loan losses                                                             (120,232)      (113,196)
--------------------------------------------------------------------------------------------------------------
     Loans, net                                                                      8,793,147      8,229,904
Premises and equipment                                                                 127,600        140,100
Other assets                                                                           526,329        553,394
--------------------------------------------------------------------------------------------------------------
     Total assets                                                                  $13,128,394    $12,519,902
==============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing deposits                                                       $ 1,243,949    $ 1,103,931
Interest-bearing deposits                                                            8,047,697      7,587,898
--------------------------------------------------------------------------------------------------------------
     Total deposits                                                                  9,291,646      8,691,829
Short-term borrowings                                                                2,598,203      2,775,090
Long-term debt                                                                         122,420         24,283
Accrued expenses and other liabilities                                                 147,429        118,911
--------------------------------------------------------------------------------------------------------------
     Total liabilities                                                              12,159,698     11,610,113
--------------------------------------------------------------------------------------------------------------
Stockholders' equity
   Preferred stock (Par value $1.00 per share, authorized 750,000
     shares, no shares issued)                                                             ---            ---
   Common stock (Par value $0.01 per share, authorized 100,000,000 shares, issued 66,402,157 and 69,520,136 shares at
     December 31, 2000 and 1999, respectively)                                             664            634
   Surplus                                                                             296,479        226,042
   Retained earnings                                                                   663,566        728,754
   Accumulated other comprehensive income (loss), net of tax                            15,581        (38,782)
   Treasury stock at cost (285,948 shares in 2000 and
     208,571 shares in 1999)                                                            (7,594)        (6,859)
--------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                        968,696        909,789
--------------------------------------------------------------------------------------------------------------
     Total liabilities and stockholders' equity                                    $13,128,394    $12,519,902
==============================================================================================================
                                     See accompanying Notes to Consolidated Financial Statements.

                              ASSOCIATED BANC-CORP
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                                -------------------------------------
                                                                   2000          1999          1998
                                                                -------------------------------------
                                                                (IN THOUSANDS EXCEPT PER SHARE DATA)
INTEREST INCOME
Interest and fees on loans                                      $ 726,849     $ 625,529     $ 602,470
Interest and dividends on investment securities:
   Taxable                                                        163,768       163,768       168,536
   Tax-exempt                                                      37,765        23,417        11,280
Interest on deposits in other financial institutions                  432           454         1,679
Interest on federal funds sold and securities purchased
   under agreements to resell                                       2,343         1,352         1,800
------------------------------------------------------------------------------------------------------
     Total interest income                                        931,157       814,520       785,765
------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits                                              379,892       314,075       345,392
Interest on short-term borrowings                                 160,430       103,057        63,774
Interest on long-term borrowings                                    7,268         1,643         1,862
------------------------------------------------------------------------------------------------------
     Total interest expense                                       547,590       418,775       411,028
------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                               383,567       395,745       374,737
Provision for loan losses                                          20,206        19,243        14,740
------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses               363,361       376,502       359,997
------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
Trust service fees                                                 37,617        37,996        33,328
Service charges on deposit accounts                                33,296        29,584        27,464
Mortgage banking                                                   19,944        30,417        46,105
Credit card and other nondeposit fees                              25,739        20,763        17,514
Retail commissions                                                 20,187        18,372        14,823
Asset sale gains, net                                              24,420         4,977         7,166
Investment securities gains (losses), net                          (7,649)        3,026         6,831
Other                                                              30,642        20,771        14,697
------------------------------------------------------------------------------------------------------
     Total noninterest income                                     184,196       165,906       167,928
------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
Personnel expense                                                 157,007       151,644       148,490
Occupancy                                                          23,258        22,576        20,205
Equipment                                                          15,272        15,987        13,250
Data processing                                                    22,375        21,695        18,714
Business development and advertising                               13,359        11,919        13,177
Stationery and supplies                                             7,961         8,110         6,858
FDIC expense                                                        1,818         3,313         3,267
Legal and professional fees                                         7,595         8,051        11,889
Other                                                              69,091        61,797        59,112
------------------------------------------------------------------------------------------------------
     Total noninterest expense                                    317,736       305,092       294,962
------------------------------------------------------------------------------------------------------
Income before income taxes                                        229,821       237,316       232,963
Income tax expense                                                 61,838        72,373        75,943
------------------------------------------------------------------------------------------------------
Net income                                                      $ 167,983     $ 164,943     $ 157,020
======================================================================================================
Earnings per share:
     Basic                                                      $    2.46     $    2.36     $    2.26
     Diluted                                                    $    2.46     $    2.34     $    2.24
Average shares outstanding:
     Basic                                                         68,186        69,858        69,438
     Diluted                                                       68,410        70,468        70,168
======================================================================================================
                     See accompanying Notes to Consolidated Financial Statements.

                              ASSOCIATED BANC-CORP
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                      ACCUMULATED
                                                                                        OTHER
                                              COMMON STOCK                RETAINED   COMPREHENSIVE   TREASURY
                                            SHARES    AMOUNT   SURPLUS    EARNINGS   INCOME (LOSS)    STOCK       TOTAL
                                            -----------------------------------------------------------------------------
                                                                        (IN THOUSANDS)
Balance, December 31, 1997                  50,395   $ 504  $ 218,072    $  569,995   $  26,144   $  (1,023)   $  813,692

Comprehensive income:
Net income                                     ---     ---        ---       157,020         ---         ---       157,020
   Net unrealized holding gains arising
     during year                               ---     ---        ---           ---       2,292         ---         2,292
   Less: reclassification adjustment for
         net gains realized in net income      ---     ---        ---           ---      (6,831)        ---        (6,831)
   Income tax effect                           ---     ---        ---           ---       1,593         ---         1,593
                                                                                                                ---------
       Comprehensive income                                                                                       154,074
                                                                                                                ---------
Cash dividends, $0.95 per share                ---     ---        ---       (65,841)        ---         ---       (65,841)
Common stock issued:
   Business combinations                       ---     ---        ---        (3,425)        171      15,253        11,999
   Incentive stock options                     317       3      3,778       (11,678)        ---      15,823         7,926
     5-for-4 stock split effected in the
       form of a stock dividend             12,678     127       (127)          ---         ---         ---           ---
Tax benefits of  stock options                 ---     ---      4,034           ---         ---         ---         4,034
Purchase of treasury stock                     ---     ---        ---           ---         ---     (47,163)      (47,163)
--------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                  63,390     634    225,757       646,071      23,369     (17,110)      878,721
--------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
Net income                                     ---     ---        ---       164,943         ---         ---       164,943
   Net unrealized holding losses arising
     during year                               ---     ---        ---           ---     (93,803)        ---       (93,803)
   Less: reclassification adjustment for
         net gains realized in net income      ---     ---        ---           ---      (3,026)        ---        (3,026)
   Income tax effect                           ---     ---        ---           ---      34,832         ---        34,832
                                                                                                                ---------
       Comprehensive income                                                                                       102,946
                                                                                                                ---------
Cash dividends, $1.05 per share                ---     ---        ---       (73,743)        ---         ---       (73,743)
Common stock issued:
   Business combinations                     2,513      25     90,063        (2,211)       (154)     25,976       113,699
   Incentive stock options                     ---     ---        ---        (5,109)        ---       8,530         3,421
Purchase and retirement of treasury stock
   in connection with  business
     combinations                           (2,513)    (25)   (90,540)       (1,197)        ---         ---       (91,762)
Tax benefits of  stock options                 ---     ---        762           ---         ---         ---           762
Purchase of treasury stock                     ---     ---        ---           ---         ---     (24,255)      (24,255)
--------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                  63,390     634    226,042       728,754     (38,782)     (6,859)      909,789
--------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
Net income                                     ---     ---        ---       167,983         ---         ---       167,983
   Net unrealized holding gains arising
     during year                               ---     ---        ---           ---      76,998         ---        76,998
   Less: reclassification adjustment for
         net losses realized in net income     ---     ---        ---           ---       7,649         ---         7,649
   Income tax effect                           ---     ---        ---           ---     (30,284)        ---       (30,284)
                                                                                                                ---------
         Comprehensive income                                                                                     222,346
                                                                                                                ---------
Cash dividends, $1.11 per share                ---     ---        ---       (75,719)        ---         ---       (75,719)
Common stock issued:
   Incentive stock options                     ---     ---        ---        (6,219)        ---      10,112         3,893
   10%  stock dividend                       6,269      63    151,170      (151,233)        ---         ---           ---
Purchase and retirement of treasury stock
  in connection with repurchase program     (3,257)    (33)   (81,847)          ---         ---       7,782       (74,098)
Tax benefits of  stock options                 ---     ---      1,114           ---         ---         ---         1,114
Purchase of treasury stock                     ---     ---        ---           ---         ---     (18,629)      (18,629)
--------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                  66,402   $ 664  $ 296,479    $  663,566   $  15,581   $  (7,594)   $  968,696
==========================================================================================================================
                                     See accompanying Notes to Consolidated Financial Statements.

                              ASSOCIATED BANC-CORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                                  -------------------------------------------
                                                                       2000           1999           1998
                                                                  -------------------------------------------
                                                                              ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                     $   167,983    $   164,943    $   157,020
Adjustments to reconcile net income to net cash
       provided by operating activities:
   Provision for loan losses                                           20,206         19,243         14,740
   Depreciation and amortization                                       19,396         19,266         15,027
   Amortization (accretion) of:
     Mortgage servicing rights                                          9,406          9,690          6,833
     Intangibles                                                        8,905          8,134          5,844
     Investment premiums and discounts                                   (572)         1,959         (4,985)
     Deferred loan fees and costs                                       2,514          1,772             13
   Deferred income taxes                                              (13,936)         4,543          9,891
   (Gain) loss on sales of investment securities, net                   7,649         (3,026)        (6,831)
   Gain on sales of other assets, net                                 (24,420)        (4,977)        (7,166)
   Gain on sales of loans held for sale, net                           (3,113)       (11,172)       (24,341)
   Mortgage loans originated and acquired for sale                   (456,312)    (1,169,843)    (2,184,681)
   Proceeds from sales of mortgage loans held for sale                446,787      1,237,075      2,158,012
   (Increase) decrease in interest receivable and other assets         (3,859)        (5,083)        14,085
   Increase (decrease) in interest payable and other
     liabilities                                                        8,518         (2,444)       (14,892)
-------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                             189,152        270,080        138,569
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans                                                (715,452)      (682,837)      (231,285)
Capitalization of mortgage servicing rights                            (4,739)       (12,389)       (21,502)
Purchases of:
  Securities held to maturity                                             ---            ---         (1,717)
  Securities available for sale                                      (933,197)    (1,210,498)      (800,724)
  Premises and equipment, net of disposals                            (11,828)       (20,457)       (30,268)
  Bank owned life insurance                                               ---       (100,000)      (100,000)
Proceeds from:
  Sales of securities available for sale                              648,359         78,751         62,168
  Maturities of securities available for sale                         327,385        744,403        663,227
  Maturities of securities held to maturity                            45,201        136,292        222,869
  Sales of other assets                                               169,793         16,832         41,831
Net cash received in acquisitions of subsidiaries                         ---         53,597         12,525
-------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                (474,478)      (996,306)      (182,876)
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                                   709,017       (299,739)        45,475
Net increase (decrease) in short-term borrowings                     (176,887)     1,046,214        321,607
Repayment of long-term debt                                            (1,863)          (619)        (1,464)
Proceeds from issuance of long-term debt                              100,000             53         13,538
Cash dividends                                                        (75,719)       (73,743)       (65,841)
Proceeds from exercise of incentive stock options                       3,893          3,421          7,926
Sales of branch deposits                                              (98,034)       (55,663)           ---
Purchase and retirement of treasury stock                             (74,098)       (91,762)           ---
Purchase of treasury stock                                            (18,629)       (24,255)       (47,163)
-------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                             367,680        503,907        274,078
-------------------------------------------------------------------------------------------------------------
Net  increase (decrease) in cash and cash equivalents                  82,354       (222,319)       229,771
Cash and due from banks at beginning of year                          314,166        536,485        306,714
-------------------------------------------------------------------------------------------------------------
Cash and due from banks at end of year                            $   396,520    $   314,166    $   536,485
-------------------------------------------------------------------------------------------------------------
Supplemental  disclosures  of cash flow  information:
  Cash paid during the year for:
   Interest                                                       $   529,017    $   417,047    $   405,841
   Income taxes                                                        49,814         53,512         70,109
Supplemental schedule of noncash investing activities:
   Loans transferred to other real estate                               7,255          9,177          7,910
   Loans made in connection with the disposition of
     other real estate                                                    ---          1,125            780
   Mortgage loans securitized and transferred to
     securities available for sale                                        ---         97,155         78,557
   Acquisitions:
      Fair value of assets acquired, including cash
        and cash equivalents                                              ---        590,845        161,033
      Value ascribed to intangibles                                       ---         85,090         11,903
      Liabilities assumed                                                 ---        551,126        144,405
=============================================================================================================
                          See accompanying notes to consolidated financial statements.

                              ASSOCIATED BANC-CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accounting and reporting policies of Associated Banc-Corp (the "parent company"), together with its affiliates and subsidiaries (the "Corporation"), conform to accounting principles generally accepted in the United States of America and to general practice within the financial services industry. The following is a description of the more significant of those policies.

BUSINESS

The Corporation provides a full range of banking and related financial services to individual and corporate customers through its network of bank and nonbank affiliates. The Corporation is subject to competition from other financial and non-financial institutions that offer similar or competing products and services. The Corporation is regulated by federal and state banking agencies and undergoes periodic examinations by those agencies.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements include the accounts of the Corporation and subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation. Results of operations of companies purchased are included from the date of acquisition. Certain amounts in the 1999 and 1998 consolidated financial statements have been reclassified to conform with the 2000 presentation.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses, income taxes, and mortgage servicing rights.

INVESTMENT SECURITIES

Securities are classified as held to maturity ("HTM"), available for sale ("AFS"), or trading at the time of purchase. In 2000 and 1999, all securities purchased were classified as AFS. Investment securities classified as HTM, which management has the positive intent and ability to hold to maturity, are reported at amortized cost, adjusted for amortization of premiums and accretion of discounts, using a method that approximates level yield. The amortized cost of debt securities classified as HTM or AFS is adjusted for amortization of premiums and accretion of discounts to the earlier of call date or maturity, or in the case of mortgage-related securities, over the estimated life of the security. Such amortization and accretion is included in interest income from the related security. AFS and trading securities are reported at fair value with unrealized gains and losses, net of related deferred income taxes, included in stockholders' equity or income, respectively. Realized securities gains or losses and declines in value judged to be other than temporary are included in investment securities gains (losses), net in the consolidated statements of income. The cost of securities sold is based on the specific identification method. Any security for which there has been other than temporary impairment of value is written down to its estimated market value through a charge to earnings.

LOANS

Loans and leases are carried at the principal amount outstanding, net of any unearned income. Unearned income, primarily from direct leases, is recognized on a basis that generally approximates a level yield on the outstanding balances receivable. Interest on all other loans is based upon the principal amount outstanding.

Loans are normally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectibility of principal or interest on loans, it is management's practice to place such loans on nonaccrual status immediately, rather than delaying such action until the loans become 90 days past due. Previously accrued and uncollected interest on such loans is reversed, amortization of related loan fees is suspended, and income is recorded only to the extent that interest payments are subsequently received in cash and a determination has been made that the principal balance of the loan is collectible. If collectibility of the principal is in doubt, payments received are applied to loan principal. A nonaccrual loan is returned to accrual status when the obligation has been brought current and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

Loan origination fees and certain direct loan origination costs are deferred, and the net amount is amortized over the contractual life of the related loans or over the commitment period as an adjustment of yield.

LOANS HELD FOR SALE

Loans held for sale are recorded at the lower of cost or market as determined on an aggregate basis and generally consist of current production of certain fixed-rate first mortgage loans. Holding costs are treated as period costs.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses ("AFLL") is a reserve for estimated credit losses. Credit losses arise primarily from the loan portfolio. Actual credit losses, net of recoveries, are deducted from the AFLL. A provision for loan losses, which is a charge against earnings, is added to bring the AFLL to a level that, in management's judgment, is adequate to absorb probable losses inherent in the loan portfolio.

The allocation methodology applied by the Corporation, designed to assess the adequacy of the AFLL, focuses on changes in the size and character of the loan portfolio, changes in levels of impaired and other nonperforming loans, historical losses on each portfolio category, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other factors which could affect potential credit losses. Management continues to target and maintain the AFLL equal to the allocation methodology plus an unallocated portion, as determined by economic conditions, on the Corporation's borrowers. Management allocates the AFLL by pools of risk. The business loan (commercial mortgage; commercial, industrial, and agricultural; leases; and real estate construction) allocation is based on a quarterly review of individual loans, loan types, and industries. The retail loan (residential mortgage, home equity, and consumer) allocation is based on analysis of historical delinquency and charge-off statistics and trends. Minimum loss factors used by the Corporation for criticized loan categories are consistent with regulatory agencies. Loss factors for non-criticized loan categories are based primarily on historical loan loss experience and peer group statistics.

Management, considering current information and events regarding the borrowers' ability to repay their obligations, considers a loan to be impaired when it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the note agreement, including principal and interest. Management has determined that commercial loans and commercial real estate loans that have a nonaccrual status or have had their terms restructured meet this definition. Large groups of homogeneous loans, such as mortgage and consumer loans and leases, are collectively evaluated for impairment. The amount of impairment is measured based upon the loan's observable market price, the estimated fair value of the collateral for collateral-dependent loans, or alternatively, the present value of expected future cash flows discounted at the loan's effective interest rate. Interest income on impaired loans is recorded when cash is received and only if principal is considered to be fully collectible.

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

OTHER REAL ESTATE OWNED

Other real estate owned ("OREO") is included in other assets in the consolidated balance sheets and is comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure, and loans classified as in-substance foreclosure. OREO is recorded at the lower of recorded investment in the loans at the time of acquisition or the fair value of the properties, less estimated selling costs. Any write-down in the carrying value of a property at the time of acquisition is charged to the AFLL. Any subsequent write-downs to reflect current fair market value, as well as gains and losses on disposition and revenues and expenses incurred in maintaining such properties, are recorded directly to the income statement. OREO totaled $4.0 million and $3.7 million at December 31, 2000 and 1999, respectively.

PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the related assets or the lease term. Maintenance and repairs are charged to expense as incurred, while additions or major improvements are capitalized and depreciated over their estimated useful lives. Estimated useful lives for premises include periods up to 50 years and for equipment include periods up to 10 years.

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

As a result of acquisitions during 1999 and 1998, the Corporation recorded additional goodwill of $79.2 million and $11.9 million, respectively.
Additionally, in 1999, the Corporation recorded additional core deposit intangibles of $5.9 million. Goodwill and deposit base intangibles outstanding, net of accumulated amortization, at December 31, 2000 and 1999 was $106.7 million and $116.6 million, respectively.

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

STOCK-BASED COMPENSATION

As allowed under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Corporation measures stock-based compensation cost in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25). The Corporation has included in Note 11 the impact of the fair value of employee stock-based compensation plans on net income and earnings per share on a pro forma basis.

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, cash and cash equivalents are considered to include cash and due from banks, interest-bearing deposits in other financial institutions, and federal funds sold. Cash and cash equivalents were $396.5 million and $314.2 million at December 31, 2000, and December 31, 1999, respectively.

PER SHARE COMPUTATIONS

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options. See also Notes 11 and 18.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," (collectively referred to as "SFAS No. 133" or as the "statement") requires derivative instruments, including derivative instruments embedded in other contracts, to be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. For fair value hedges, the statement also provides for offsetting changes in fair value of both the derivative and the hedged asset or liability to be recognized in earnings in the same period. For cash flow hedges, the fair value of the derivative is recorded in other comprehensive income, to the extent it is effective. Any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings.

The Corporation adopted the provisions of the statement, as required, beginning January 1, 2001. The predominant activities affected by the statement include the Corporation's use of interest rate swaps and certain mortgage banking activities. The interest rate swaps disclosed in Note 14 of the Notes to Consolidated Financial Statements were redesignated on January 1, 2001, and qualify for hedge accounting. In addition, the Corporation enters into commitments to sell groups of residential mortgage loans that it originates or purchases as part of its mortgage banking business, as well as commitments to originate loans. Both the commitments to sell, as well as the commitments to originate loans, are considered derivatives under SFAS No. 133, and beginning January 1, 2001, are carried at fair value on the consolidated balance sheet, with changes in fair value recognized in earnings. Further, as allowed by the statement, the Corporation transferred all HTM investment securities to the AFS category, effective January 1, 2001. Given the derivatives existing at January 1, 2001, the impact of adopting the provisions of this statement was not material on the Corporation's financial position or results of operations.

The Financial Accounting Standards Board continues to issue interpretive guidance which could require changes in the Corporation's application of the statement or adjustments to transition amounts. SFAS No. 133 as applied to the Corporation's risk management strategies may increase or decrease reported net income and stockholders' equity prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows or economic risk.

SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and rescinds SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125." The statement revises the standards for accounting for securitizations and other transfers of financial assets and requires certain disclosures, but it also carries over most of the provisions of SFAS No. 125 without modification. The statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on the application of a financial components approach that focuses on control. It is effective for transactions occurring after March 31, 2001. Certain disclosures about securitizations are effective on December 31, 2000. The adoption is not expected to be material to the Corporation's financial position or results of operations.

NOTE 2 BUSINESS COMBINATIONS:

The following table summarizes completed transactions during 1999 and 1998. There were no completed or pending business combination transactions during 2000.

                                                          CONSIDERATION PAID
                                                         --------------------
                                                           SHARES OF
                                                DATE        COMMON                 TOTAL                          METHOD OF
NAME OF ACQUIRED COMPANY                      ACQUIRED     STOCK (C)      CASH     ASSETS    LOANS     DEPOSITS   ACCOUNTING
-----------------------------------------------------------------------------------------------------------------------------
                                                                           ( $ IN MILLIONS, EXCEPT SHARES)
BNC Financial Corporation ("BNC")             12/31/99           ---     $ 5.3     $  35     $  33      $  ---    Purchase
St. Cloud, Minnesota (a)

Riverside Acquisition Corp. ("Riverside")      8/31/99     2,677,405       ---       374       266         337    Purchase
Minneapolis, Minnesota (b)

Windsor Bancshares, Inc. ("Windsor")            2/3/99       879,957       ---       182       113         152    Purchase
Minneapolis, Minnesota (b)

Citizens Bankshares, Inc. ("Citizens")        12/19/98       493,428      16.2       161       105         117    Purchase
Shawano, Wisconsin

(a)  Effective  March 31, 2000, BNC operated as Associated  Commercial  Finance,
     Inc.
(b) During the first quarter of 2000, Riverside and Windsor merged and became Associated Bank Minnesota
(c) Share amounts have been restated to reflect the 10% stock dividend paid on June 15, 2000.

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

On December 31, 1999, the Corporation completed its acquisition of BNC, an asset-based commercial lender headquartered in St. Cloud, Minnesota. BNC had assets of approximately $35 million at December 31, 1999. The $5.3 million cash acquisition was accounted for under the purchase method, and goodwill of $1.2 million was recorded. BNC operates as a wholly-owned subsidiary of the Corporation. Effective March 31, 2000, BNC operated as Associated Commercial Finance, Inc.

On August 31, 1999, the Corporation completed its acquisition of Riverside, a Minnesota bank holding company for Riverside Bank. Riverside had total assets of approximately $374 million upon consummation. The transaction was completed through the issuance of 2,677,405 shares of common stock, which were repurchased and retired during 1999 under authorization by the Board of Directors ("BOD"). The transaction was accounted for under the purchase method. Goodwill of $60.6 million and a core deposit intangible of $5.9 million were recorded.

On February 3, 1999, the Corporation consummated the acquisition of Windsor, a Minnesota bank holding company for Bank Windsor. At consummation Windsor had total assets of approximately $182 million. The transaction was consummated through the issuance of 879,957 shares of common stock, which were repurchased and retired under authorization by the BOD. The transaction was accounted for under the purchase method, and goodwill of $17.4 million was recorded.

On December 19, 1998, the Corporation completed its acquisition of Citizens, which had $161 million in assets and operated Citizens Bank and two consumer finance companies. The merger, accounted for as a purchase, was consummated with $16.2 million in cash and through the issuance of 493,428 shares of common stock, which were repurchased under authorization by the BOD. Goodwill of $11.9 million was recorded. In the second quarter of 1999, the Corporation merged Citizens Bank into its existing banks. The consumer finance companies continue to operate as wholly-owned subsidiaries of the Corporation.

NOTE 3  RESTRICTIONS ON CASH AND DUE FROM BANKS:

The Corporation's bank subsidiaries are required to maintain certain vault cash and reserve balances with the Federal Reserve Bank to meet specific reserve requirements. These requirements approximated $81.7 million at December 31, 2000.

NOTE 4  INVESTMENT SECURITIES:

The amortized cost and fair values of securities HTM at December 31, 2000 and 1999 were as follows:

                                                                            2000
                                                   --------------------------------------------------
                                                                    GROSS       GROSS
                                                                 UNREALIZED   UNREALIZED
                                                    AMORTIZED      HOLDING     HOLDING      FAIR
                                                       COST         GAINS       LOSSES      VALUE
                                                   --------------------------------------------------
                                                                      ($ IN THOUSANDS)
Federal agency securities                          $    25,055     $    86    $   ---     $  25,141
Obligations of state and political subdivisions        110,182       1,041        ---       111,223
Mortgage-related securities                            182,299       2,868         (4)      185,163
Other securities (debt)                                 51,022         324        ---        51,346
                                                   --------------------------------------------------
Total securities HTM                               $   368,558     $ 4,319    $    (4)    $ 372,873
                                                   ==================================================
                                                                            1999
                                                   --------------------------------------------------
                                                                    GROSS        GROSS
                                                                 UNREALIZED   UNREALIZED
                                                    AMORTIZED      HOLDING      HOLDING     FAIR
                                                       COST         GAINS       LOSSES      VALUE
                                                   --------------------------------------------------
                                                                      ($ IN THOUSANDS)
Federal agency securities                          $    26,012     $    33    $  (321)    $  25,724
Obligations of state and political subdivisions        128,833         584       (376)      129,041
Mortgage-related securities                            204,725       1,267     (1,764)      204,228
Other securities (debt)                                 54,467          35       (388)       54,114
                                                   --------------------------------------------------
Total securities HTM                               $   414,037     $ 1,919    $(2,849)    $ 413,107
                                                   ==================================================

The amortized cost and fair values of securities AFS at December 31, 2000 and 1999 were as follows:

                                                                             2000
                                                   ------------------------------------------------------
                                                                     GROSS        GROSS
                                                                  UNREALIZED    UNREALIZED
                                                      AMORTIZED      HOLDING     HOLDING         FAIR
                                                        COST         GAINS       LOSSES          VALUE
                                                   ------------------------------------------------------
                                                                       ($ IN THOUSANDS)
U. S. Treasury securities                          $    23,847    $      51    $      (38)   $    23,860
Federal agency securities                              341,929          868           (49)       342,748
Obligations    of   state
  and political subdivisions                           756,914        9,408        (1,381)       764,941
Mortgage-related securities                          1,425,290        7,574        (5,247)     1,427,617
Other securities (debt and equity)                     319,129       16,943        (3,591)       332,481
                                                   ------------------------------------------------------
Total securities AFS                               $ 2,867,109    $  34,844    $  (10,306)   $ 2,891,647
                                                   ======================================================
                                                                             1999
                                                   ------------------------------------------------------
                                                                     GROSS        GROSS
                                                                  UNREALIZED    UNREALIZED
                                                      AMORTIZED      HOLDING     HOLDING         FAIR
                                                        COST         GAINS       LOSSES          VALUE
                                                   ------------------------------------------------------
                                                                       ($ IN THOUSANDS)
U. S. Treasury securities                          $    47,092    $      53    $     (475)   $    46,670
Federal agency securities                              406,275          ---        (9,959)       396,316
Obligations of state and
  political subdivisions                               550,975          257       (28,933)       522,299
Mortgage-related securities                          1,578,089       28,915       (54,563)     1,552,441
Other securities (debt and equity)                     334,024       15,870       (11,274)       338,620
                                                   ------------------------------------------------------
Total securities AFS                               $ 2,916,455    $  45,095    $ (105,204)   $ 2,856,346
                                                   ======================================================

The amortized cost and fair values of investment securities HTM and AFS at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                      2000
                                           --------------------------------------------------------
                                                HELD TO MATURITY           AVAILABLE FOR SALE
                                           --------------------------------------------------------
                                             AMORTIZED        FAIR          AMORTIZED       FAIR
                                               COST           VALUE           COST          VALUE
                                           --------------------------------------------------------
                                                               ($ IN THOUSANDS)
Due in one year or less                    $    43,687    $   43,828    $    85,571    $    85,494
Due after one year through five years          138,058       139,306        433,946        434,513
Due after five years through ten years           4,514         4,576        428,877        424,698
Due after ten years                                ---           ---        392,448        401,418
                                           --------------------------------------------------------
Total debt securities                          186,259       187,710      1,340,842      1,346,123
Mortgage-related securities                    182,299       185,163      1,425,290      1,427,617
Equity securities                                  ---           ---        100,977        117,907
                                           --------------------------------------------------------
Total                                      $   368,558    $  372,873    $ 2,867,109    $ 2,891,647
                                           ========================================================

Total proceeds and gross realized gains and losses from sale of securities AFS for each of the three years ended December 31 were:

                                             2000           1999         1998
                                          -------------------------------------
                                                     ($ IN THOUSANDS)
Proceeds                                  $ 648,359      $ 78,751     $ 62,168
Gross gains                                   2,889         4,615        9,357
Gross losses                                 10,538         1,589        2,526

Pledged securities with a carrying value of approximately $1.7 billion at December 31, 2000, and December 31, 1999, were pledged to secure certain deposits, Federal Home Loan Bank advances, or for other purposes as required or permitted by law.

NOTE 5  LOANS:

Loans at December 31 are summarized below. During 2000, $128 million of credit card receivables were sold to Citi for a $12.9 million gain.

                                                        2000           1999
                                                    ---------------------------
                                                          ($ IN THOUSANDS)

Commercial, financial, and agricultural             $ 1,657,322    $ 1,412,338
Real estate - construction                              660,732        560,450
Real estate - mortgage/commercial                     2,287,946      1,903,633
Lease financing                                          14,854         23,229
                                                    ---------------------------
  Commercial                                          4,620,854      3,899,650
Real estate - mortgage/residential                    3,158,721      3,274,767
Home equity                                             508,979        408,577
                                                    ---------------------------
  Residential mortgage                                3,667,700      3,683,344
Consumer                                                624,825        760,106
                                                    ---------------------------
   Total loans                                      $ 8,913,379    $ 8,343,100
                                                    ===========================

A summary of the changes in the allowance for loan losses for the years indicated is as follows:

                                            2000           1999         1998
                                         --------------------------------------
                                                     ($ IN THOUSANDS)

Balance at beginning of year             $ 113,196      $  99,677     $ 92,731
Balance related to acquisitions                ---          8,016        3,636
Decrease from sale of credit
  card receivables                          (4,216)           ---          ---
Provision for loan losses                   20,206         19,243       14,740
Charge-offs                                (11,155)       (16,621)     (17,039)
Recoveries                                   2,201          2,881        5,609
                                         --------------------------------------
   Net charge-offs                          (8,954)       (13,740)     (11,430)
                                         --------------------------------------
Balance at end of year                   $ 120,232      $ 113,196     $ 99,677
                                         ======================================

Nonaccrual loans totaled $41.0 million and $32.1 million at December 31, 2000 and 1999, respectively.

Management has determined that commercial loans and commercial real estate loans that have nonaccrual status or have had their terms restructured are impaired loans. The following table presents data on impaired loans at December 31:

                                                            2000        1999
                                                        -----------------------
                                                           ($ IN THOUSANDS)

Impaired loans for which an
  allowance has been provided                           $  4,733      $  3,174
Impaired loans for which no
  allowance has been provided                             14,690        11,576
                                                        -----------------------
Total loans determined to be impaired                   $ 19,423      $ 14,750
                                                        =======================

AFLL related to impaired loans                          $  2,315      $  1,731
                                                        =======================

                                                 2000       1999       1998
                                              ---------------------------------
FOR THE YEARS ENDED DECEMBER 31:                       ($ IN THOUSANDS)

Average recorded investment
  in impaired loans                           $ 18,650    $ 16,640    $ 15,652
                                              =================================

Cash basis interest income
  recognized from impaired loans              $  1,623    $  1,081    $  1,062
                                              =================================

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

                                                                       2000
                                                                   ------------
                                                                      ($ IN
                                                                    THOUSANDS)

Balance at beginning of year                                       $  124,621
New loans                                                              72,579
Repayments                                                            (35,371)
Changes due to status of executive officers and directors              (7,461)
                                                                   ------------
Balance at end of year                                             $  154,368
                                                                   ============

The Corporation serves the credit needs of its customers by offering a wide variety of loan programs to customers, primarily in Wisconsin, Illinois, and Minnesota. The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2000, no concentrations existed in the Corporation's loan portfolio in excess of 10% of total loans.

NOTE 6  MORTGAGE SERVICING RIGHTS:

A summary of changes in the balance of mortgage servicing rights is as follows:

                                                            2000        1999
                                                         ----------------------
                                                            ($ IN THOUSANDS)

Balance at beginning of year                             $ 40,936    $ 30,214
  Additions                                                 4,739      12,389
  Amortization                                             (9,406)     (9,690)
  Change in valuation allowance                               ---       8,023
                                                         ----------------------
Balance at end of year                                   $ 36,269    $ 40,936
                                                         ======================

A summary of changes in the valuation allowance during 1999 and 1998 is as follows. There was no valuation allowance at December 31, 2000.

                                                            1999        1998
                                                         ----------------------
                                                            ($ IN THOUSANDS)

Balance at beginning of year                             $  8,023    $  1,033
  Additions                                                   ---       7,748
  Reversals                                                (8,023)       (758)
                                                         ----------------------
Balance at end of year                                   $    ---    $  8,023
                                                         ======================

At December 31, 2000, the Corporation was servicing 1- to 4-family residential mortgage loans owned by other investors with balances totaling $5.50 billion compared to $5.57 billion and $5.21 billion at December 31, 1999 and 1998, respectively.

NOTE 7  PREMISES AND EQUIPMENT:

A summary of premises and equipment at December 31 is as follows:

                                                            2000        1999
                                                        -----------------------
                                                            ($ IN THOUSANDS)

Premises                                                $ 124,075    $ 124,947
Land and land improvements                                 25,834       26,638
Furniture and equipment                                   130,623      128,324
Leasehold improvements                                     14,872       14,575
Less:  Accumulated depreciation
       and amortization                                  (167,804)    (154,384)
                                                        -----------------------
     Total                                              $ 127,600    $ 140,100
                                                        =======================

Depreciation and amortization of premises and equipment totaled $17.1 million in 2000, $17.4 million in 1999, and $14.4 million in 1998.

The Corporation and certain subsidiaries are obligated under a number of noncancelable operating leases for other facilities and equipment, certain of which provide for increased rentals based upon increases in cost of living adjustments and other operating costs. The approximate minimum annual rentals and commitments under these noncancelable agreements and leases with remaining terms in excess of one year are as follows:

                                                              ($ IN THOUSANDS)
2001                                                              $  5,682
2002                                                                 5,460
2003                                                                 4,738
2004                                                                 3,554
2005                                                                 3,230
Thereafter                                                          16,848
                                                                  ---------
Total                                                             $ 39,512
                                                                  =========

Total rental expense under leases, net of sublease income, totaled $7.1 million in 2000, $6.3 million in 1999, and $5.0 million in 1998.

NOTE 8  DEPOSITS:

The distribution of deposits at December 31 is as follows. During 2000, $109 million in deposits from six branches were sold for a net premium of $11.1 million.

                                                       2000            1999
                                                   ----------------------------
                                                         ($ IN THOUSANDS)

Noninterest-bearing demand deposits                $ 1,243,949     $ 1,103,931
Interest-bearing demand deposits                       850,280         868,514
Savings deposits                                       857,247         838,201
Money market deposits                                1,492,628       1,483,779
Brokered time deposits                                 916,060         337,243
Other time deposits                                  3,931,482       4,060,161
                                                   ----------------------------
     Total deposits                                $ 9,291,646     $ 8,691,829
                                                   ============================

Time deposits of $100,000 or more were $1.2 billion and $804.9 million at December 31, 2000 and 1999, respectively. Aggregate annual maturities of certificate accounts at December 31, 2000 are as follows:

MATURITIES DURING YEAR END
DECEMBER 31,                                                  ($ IN THOUSANDS)
-------------------------------------------------------------------------------
2001                                                            $ 3,476,627
2002                                                              1,206,180
2003                                                                101,627
2004                                                                 32,897
2005                                                                 29,302
Thereafter                                                              909
                                                                -----------
Total                                                           $ 4,847,542
                                                                ===========

NOTE 9  SHORT-TERM BORROWINGS:

Short-term borrowings at December 31 are as follows:

                                                         2000           1999
                                                    ---------------------------
                                                          ($ IN THOUSANDS)

Federal funds purchased
  and securities sold under
    agreements to repurchase                        $ 1,691,796    $ 1,344,396
Federal Home Loan Bank (FHLB) advances                  750,000        531,652
Notes payable to banks                                   83,740        156,900
Treasury, tax, and loan notes                            38,363        742,142
Commercial paper                                         34,304            ---
                                                    ---------------------------
     Total                                          $ 2,598,203    $ 2,775,090
                                                    ===========================

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

Notes payable to banks are unsecured borrowings under existing lines of credit. At December 31, 2000, the parent company had $200 million of established lines of credit with various nonaffiliated banks, of which $83.7 million was outstanding. Borrowings under these lines accrue interest at short-term market rates and are payable upon demand or in maturities up to 90 days. During 2000, a $200 million commercial paper program was initiated, of which $34.3 million was outstanding at December 31, 2000.

NOTE 10 LONG-TERM DEBT:

Long-term debt at December 31 is as follows:

                                                          2000          1999
                                                      -------------------------
                                                          ($ IN THOUSANDS)
Federal Home Loan Bank advances
  (4.95% to 7.63% maturing in 2001 through
     2014 in 2000, and 4.95% to 7.63%
     maturing in 2000 through 2014 in 1999)           $ 116,765       $ 17,098
Other borrowed funds                                      5,655          7,185
                                                      -------------------------
     Total long-term debt                             $ 122,420       $ 24,283
                                                      =========================

The table below summarizes the maturities of the Corporation's long-term debt at December 31, 2000:

YEAR                                                          ($ IN THOUSANDS)
-------------------------------------------------------------------------------
2001                                                             $     735
2002                                                               100,140
2003                                                                 2,579
2004                                                                   150
2005                                                                   ---
Thereafter                                                          18,816
                                                                 ----------
Total long-term debt                                             $ 122,420
                                                                 ==========

NOTE 11 STOCKHOLDERS' EQUITY:

On June 15, 2000, the Corporation distributed 6.3 million shares of common stock in connection with a 10% stock dividend. During 1999, the Corporation issued shares in conjunction with merger and acquisition activity (see Note 2 of the Notes to Consolidated Financial Statements). Additionally, on June 12, 1998, the Corporation distributed 12.7 million shares of common stock in connection with a 5-for-4 stock split effected in the form of a 25% stock dividend. Share and price information has been adjusted to reflect all stock splits and dividends.

The Corporation's Articles of Incorporation authorize the issuance of 750,000 shares of preferred stock at a par value of $1.00 per share. No shares have been issued.

At December 31, 2000, subsidiary net assets equaled $1.0 billion, of which approximately $148.5 million could be transferred to the Corporation in the form of cash dividends without prior regulatory approval, subject to the capital needs of each subsidiary.

The BOD has authorized management to repurchase shares of the Corporation's common stock each quarter in the market, to be made available for issuance in connection with the Corporation's employee incentive plans and for other corporate purposes. The BOD authorized the repurchase of up to 1.3 million shares (330,000 shares per quarter) in 2000 and 1999. Of these authorizations, approximately 418,000 shares were repurchased for $10.6 million during 2000 (with 322,000 shares reissued in connection with stock options exercised), and 429,000 shares were repurchased for $13.6 million in 1999 (with 277,000 shares reissued for 1999 options exercised). In March 2000, the BOD also authorized the repurchase and cancellation of up to 5% of the Corporation's outstanding shares, not to exceed approximately 3.5 million shares. Under this authorization through December 31, 2000, 3.3 million shares were repurchased and retired at a cost of $81.9 million. In October 2000, the BOD authorized the repurchase and cancellation of an additional 3.2 million shares. The repurchase of shares under this authorization is expected to begin after repurchases under the March 2000 authorization are completed. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities.

The BOD approved the implementation of a broad-based stock option grant, effective July 28, 1999. This stock option grant provided all qualifying employees with an opportunity and an incentive to buy shares of the Corporation and align their financial interest with the growth in value of the Corporation's shares. These options have 10-year terms, fully vest in two years, and have exercise prices equal to 100% of market value on the date of grant. As of December 31, 2000, 1,567,000 shares remain available for granting.

The Amended and Restated Long-Term Incentive Stock Plan ("Stock Plan") was adopted by the BOD and originally approved by shareholders in 1987 and amended in 1994, 1997, and 1998. Options are generally exercisable up to 10 years from the date of grant and vest over two to three years. As of December 31, 2000, approximately 1,701,000 shares remain available for grants.

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

                                   ----------------------------------------------------------------------------
                                              2000                      1999                     1998
                                   ----------------------------------------------------------------------------
                                                   WEIGHTED                 WEIGHTED                 WEIGHTED
                                                    AVERAGE                  AVERAGE                  AVERAGE
                                      OPTIONS      EXERCISE      OPTIONS    EXERCISE      OPTIONS    EXERCISE
                                    OUTSTANDING      PRICE     OUTSTANDING    PRICE     OUTSTANDING    PRICE
                                   ----------------------------------------------------------------------------
Outstanding, January 1               3,206,489      $25.95      2,156,822    $20.28      2,635,732    $14.10
Granted                                688,030      $27.57      1,428,508    $32.26        425,013    $36.65
Exercised                             (351,990)     $11.05       (276,524)   $12.35       (864,666)   $ 9.18
Forfeited                             (234,082)     $34.36       (102,317)   $31.26        (39,257)   $26.93
                                   ----------------------------------------------------------------------------
Outstanding, December 31             3,308,447      $27.33      3,206,489    $25.95      2,156,822    $20.28
                                   ============================================================================
Options exercisable at year-end      1,539,303                  1,493,667                1,440,885
                                   ============================================================================

The following table summarizes information about the Corporation's stock options outstanding at December 31, 2000:

                                   ------------------------------------------------------------------------
                                                    WEIGHTED                                     WEIGHTED
                                                     AVERAGE                                      AVERAGE
                                       OPTIONS      EXERCISE      REMAINING        GRANTS        EXERCISE
                                     OUTSTANDING     PRICE       LIFE (YEARS)    EXERCISABLE       PRICE
                                   ------------------------------------------------------------------------
Range of Exercise Prices:
$ 4.85 - $ 7.18                         89,804       $  7.04        1.85            89,804       $  7.04
$11.22 - $12.74                         31,401         11.73        3.33            31,401         11.73
$15.54 - $18.68                        482,158         16.31        3.18           481,978         16.31
$22.35 - $25.61                        545,387         24.27        5.56           492,108         24.21
$27.56 - $29.61                      1,154,343         27.68        8.58           191,727         27.58
Greater than $35.90                  1,005,354         36.18        8.01           252,285         36.64
                                   ------------------------------------------------------------------------
TOTAL                                3,308,447       $ 27.33        6.89         1,539,303       $ 22.94
                                   ========================================================================

For purposes of providing the pro forma disclosures required under SFAS No. 123, the fair value of stock options granted in 1998, 1999, and 2000 was estimated at the date of grant using a Black-Scholes option pricing model which was originally developed for use in estimating the fair value of traded options which have different characteristics from the Corporation's employee stock options. The model is also sensitive to changes in the subjective assumptions which can materially affect the fair value estimate. As a result, management believes the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of employee stock options.

The following assumptions were used in estimating the fair value for options granted in 2000, 1999 and 1998:

                                           2000           1999           1998
                                         --------------------------------------
Dividend yield                             3.82%          3.39%          3.39%
Risk-free interest rate                    6.63%          4.97%          5.61%
Weighted average expected life             7 yrs.         5.50 yrs.      7 yrs.
Expected volatility                       25.73%         24.51%         21.95%

The weighted average per share fair values of options granted in 2000, 1999, and 1998 were $6.97, $6.90, and $8.28, respectively. The annual expense allocation methodology prescribed by SFAS No. 123 attributes a higher percentage of the reported expense to earlier years than to later years, resulting in an accelerated expense recognition for pro forma disclosure purposes.

Had the Corporation determined the compensation cost based on the fair value at grant date for its stock options under SFAS No. 123, the Corporation's net income and net income per share would have been as summarized below:

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                ------------------------------------------------
                                                       2000             1999            1998
                                                ---------------- -------------- ----------------
                                                    ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net Income                      As Reported       $ 167,983       $  164,943      $  157,020
                                Pro Forma         $ 164,394       $  162,226      $  155,356

Basic Earnings Per Share        As Reported       $    2.46       $     2.36      $     2.26
                                Pro Forma         $    2.41       $     2.32      $     2.24

Diluted Earnings Per Share      As Reported       $    2.46       $     2.34      $     2.24
                                Pro Forma         $    2.40       $     2.30      $     2.21

NOTE 12 RETIREMENT PLAN:

The Corporation has a noncontributory defined benefit retirement plan (the "Plan") covering substantially all full-time employees. The benefits are based primarily on years of service and the employee's compensation paid while a participant in the plan. The Corporation's funding policy is consistent with the funding requirements of federal law and regulations.

The following tables set forth the Plan's funded status and net periodic benefit cost:

                                                           2000        1999
                                                       -----------------------
                                                          ($ IN THOUSANDS)
Change in Benefit Obligation
Net benefit obligation at
  beginning of year                                    $  37,052    $  37,301
Service cost                                               3,576        3,858
Interest cost                                              2,858        2,549
Actuarial (gain) loss                                      2,223       (4,136)
Gross benefits paid                                       (4,801)      (2,520)
                                                       ------------------------
   Net benefit obligation at end of year               $  40,908    $  37,052
                                                       ========================
Change in Plan Assets
Fair value of plan assets at beginning of year         $  37,018    $  37,035
Actual return (loss) on plan assets                         (639)         511
Employer contributions                                     3,103        1,992
Gross benefits paid                                       (4,801)      (2,520)
                                                       ------------------------
   Fair value of plan assets at end of year            $  34,681    $  37,018
                                                       ========================
Funded Status
Funded status at end of year                           $  (6,227)   $     (34)
Unrecognized net actuarial (gain) loss                        58       (5,974)
Unrecognized prior service cost                              594          657
Unrecognized net transition asset                         (1,707)      (2,031)
                                                       ------------------------
   Net amount recognized at end of year
     in the balance sheet                              $  (7,282)   $  (7,382)
                                                       ========================
Weighted average assumptions as of December 31:
Discount rate                                               7.50%        7.75%
Rate of increase in compensation levels                     5.00         5.00
                                                       ========================

                                                   2000       1999       1998
                                                 ------------------------------
                                                        ($ IN THOUSANDS)
Components of  Net Periodic Benefit Cost
Service cost                                    $ 3,576    $ 3,858    $ 3,369
Interest cost                                     2,858      2,549      2,329
Expected return on plan assets                   (3,134)    (2,789)    (2,511)
Amortization of:
  Transition asset                                 (324)      (324)      (324)
  Prior service cost                                 62         63         35
  Actuarial gain                                    (36)      --         --
                                                -------------------------------
Total net periodic benefit cost                 $ 3,002    $ 3,357    $ 2,898
                                                ===============================

Weighted average assumptions used
  in cost calculations:
Discount rate                                      7.75%      6.75%      7.00%
Rate of increase in
  compensation levels                              5.00       5.00       5.00
Expected long-term rate of
  return on plan assets                            9.00       9.00       9.00
                                                ===============================

The Corporation and its subsidiaries also have a Profit Sharing/Retirement Savings Plan (the "plan"). The Corporation's contribution is determined annually by the Administrative Committee of the BOD, based in part on performance-based formulas provided in the plan. Total expense related to contributions to the plan was $6.1 million, $2.3 million, and $9.1 million in 2000, 1999, and 1998, respectively.

NOTE 13 INCOME TAX EXPENSE:

The current and deferred amounts of income tax expense (benefit) are as follows:

                                                     YEARS ENDED DECEMBER 31,
                                              ---------------------------------
                                                 2000        1999       1998
                                                 ----        ----       ----
                                                      ($ IN THOUSANDS)
Current:
     Federal                                  $ 73,885    $ 66,735   $ 65,938
     State                                       1,889       1,095        114
                                              --------------------------------
Total current                                   75,774      67,830     66,052
Deferred:
     Federal                                   (11,640)      3,894      8,087
     State                                      (2,296)        649      1,804
                                              --------------------------------
Total deferred                                 (13,936)      4,543      9,891
                                              --------------------------------
Total income tax expense                      $ 61,838    $ 72,373   $ 75,943
                                              ================================

Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities resulted in deferred taxes. Deferred tax assets and liabilities at December 31 are as follows:

                                                           2000         1999
                                                       ------------------------
                                                           ($ IN THOUSANDS)
Gross deferred tax assets:
     Allowance for loan losses                         $  47,895    $  44,655
     Accrued liabilities                                   4,363        5,557
     Accrued pension expense                               2,066        2,066
     Deferred compensation                                 7,460        7,657
     Securities valuation adjustment                      15,012       14,095
     Deposit base intangible                               4,901        4,752
     Benefit of tax loss carryforwards                    12,182       10,227
     Other                                                 7,915          652
                                                       -----------------------
Total gross deferred tax assets                          101,794       89,661
Valuation adjustment for deferred tax assets             (13,198)     (14,930)
                                                       -----------------------
                                                          88,596       74,731
Gross deferred tax liabilities:
     Premises and equipment                                2,221        2,596
     Deferred loan fee income and other loan
           yield adjustment                                2,760        1,797
     FHLB bank stock dividend                              1,028        1,028
     State income taxes                                    8,057        6,189
     Other                                                 7,646       11,905
                                                       -----------------------
Total gross deferred tax liabilities                      21,712       23,515
                                                       -----------------------
Net deferred tax assets                                   66,884       51,216
Tax effect of unrealized gain (loss) related to
       available for sale securities                      (8,983)      21,327
                                                       -----------------------
Net deferred tax assets including unrealized gain
       related to available for sale securities        $  57,901    $  72,543
                                                       =======================

Components of the 1999 deferred tax assets have been adjusted to reflect the filing of corporate income tax returns.

For financial reporting purposes, a valuation allowance has been recognized to offset deferred tax assets related to state net operating loss carryforwards of certain subsidiaries and other temporary differences due to the uncertainty that the assets will be realized. If it is subsequently determined that all or a portion of these deferred tax assets will be realized, the tax benefit for these items will be used to reduce current tax expense for that period.

At December 31, 2000, the Corporation had net operating losses of $120 million that will expire in the years 2001 through 2014.

The effective income tax rate differs from the statutory federal tax rate. The major reasons for this difference are as follows:

                                                              2000     1999     1998
                                                            -------------------------
Federal income tax rate at statutory rate                    35.0%    35.0%    35.0%
Increases (decreases) resulting from:
   Tax-exempt interest and dividends                         (5.0)    (3.2)    (1.7)
   State income taxes (net of federal income taxes)          (0.1)     1.2      1.7
   Change in valuation allowance for deferred tax assets     (0.8)    (1.7)    (2.2)
   Increase in cash surrender value of life insurance        (1.9)    (1.4)    (0.2)
   Other                                                     (0.3)     0.6      ---
                                                            -------------------------
   Effective income tax rate                                 26.9%    30.5%    32.6%
                                                            =========================

A savings bank acquired by the Corporation in 1997 qualified under provisions of the Internal Revenue Code that permitted it to deduct from taxable income an allowance for bad debts that differed from the provision for such losses charged to income for financial reporting purposes. Accordingly, no provision for income taxes has been made for $79.2 million of retained income at December 31, 2000. If income taxes had been provided, the deferred tax liability would have been approximately $31.8 million.

NOTE 14  COMMITMENTS, OFF-BALANCE SHEET RISK, AND CONTINGENT LIABILITIES:

COMMITMENTS AND OFF-BALANCE SHEET RISK

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage its own exposure to interest rate risk. These financial instruments include lending-related commitments and interest rate swaps.

LENDING-RELATED COMMITMENTS

Off-balance sheet lending-related commitments include commitments to extend credit, commercial letters of credit, and standby letters of credit. With the exception of commitments to originate residential mortgage loans (discussed below), these financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and thus are deemed to have no current fair value, or the fair value based on fees currently charged to enter into similar agreements is not material at December 31, 2000 and 1999. Commitments to extend credit are agreements to lend to customers at predetermined interest rates as long as there is no violation of any condition established in the contracts. Standby and commercial letters of credit are conditional commitments issued by the Corporation to guarantee the performance and/or payment of a customer to a third party in connection with specified transactions. The following is a summary of lending-related off-balance sheet financial instruments at December 31:

                                                         2000           1999
                                                     --------------- ----------
                                                          ($ IN THOUSANDS)

Commitments to extend credit                         $2,596,438     $3,165,411
Commercial letters of credit                             45,248         26,666
Standby letters of credit                               145,321        147,864
Loans sold with recourse                                  4,575          7,851
Forward commitments to sell loans                        52,350         17,559

For commitments to extend credit, commercial letters of credit, and standby letters of credit, the Corporation's associated credit risk is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. The Corporation's exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of those instruments. The commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

All loans currently sold to others are sold on a nonrecourse basis with the servicing rights of these loans retained by the Corporation. At December 31, 2000 and 1999, $4.6 million and $7.9 million, respectively, of the serviced loans were previously sold with recourse, the majority of which is either federally-insured or federally-guaranteed.

Included in commitments to extend credit are commitments to originate residential mortgage loans held for sale ("pipeline loans") of approximately $55.2 million and $18.9 million at December 31, 2000 and 1999, respectively, with terms generally not exceeding 90 days. Also, the Corporation had $25 million and $12 million of mortgage loans held for sale ("MLHFS") in the consolidated balance sheets at December 31, 2000 and 1999, respectively. Adverse market interest rate changes between the time a customer receives a rate-lock commitment and the time the loan is sold to an investor can erode the value of that mortgage. Therefore, the Corporation uses forward commitments to sell residential mortgage loans to reduce its exposure to market risk resulting from changes in interest rates which could alter the underlying fair value of MLHFS and pipeline loans. The MLHFS are carried in the consolidated balance sheet at lower of cost or fair value, with fair value determined based on the fixed prices of the forward commitments, or quoted market prices on uncommitted MLHFS. The fair value of the pipeline loans and the forward commitments on a net basis at December 31, 2000 and 1999, was $12,000 and $68,000, respectively.

INTEREST RATE SWAPS

As part of managing the Corporation's interest rate risk, a variety of derivative financial instruments could be used to hedge market values and to alter the cash flow characteristics of certain on-balance sheet instruments. The Corporation has principally used interest rate swaps. In these swap agreements, the Corporation agrees to exchange, at specified intervals, the difference between fixed- and floating-interest amounts calculated on an agreed-upon notional principal amount. Pay fixed interest rate swaps are used to convert fixed rate assets into synthetic variable rate instruments and to convert variable rate funding sources into synthetic fixed rate funding instruments. Pay variable interest rate swaps are used to convert variable rate assets into synthetic fixed rate instruments and to convert fixed rate funding sources into synthetic variable rate funding instruments.

Associated's interest rate swaps at December 31, 2000 and 1999, are summarized below. The effect on net interest income was an increase of $311,000 for 2000 and a decrease of $148,000 for 1999. The pay fixed swaps hedge money market deposits and the receive rate is based on 3 month LIBOR. The pay variable swaps hedge certificates of deposit and the pay rate is based on 3 month LIBOR.

                            ESTIMATED                      WEIGHTED AVERAGE
                           ----------------------------------------------------
                            NOTIONAL     FAIR      PAY    RECEIVE  REMAINING
                             AMOUNT      VALUE     RATE    RATE    MATURITY
-------------------------------------------------------------------------------
                                            ($ IN THOUSANDS)

Pay fixed swaps             $300,000   $ (2,107)   6.36%   6.79%   18 months
Pay variable swaps          $ 10,000   $      7    6.43%   6.35%    3 months

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

NOTE 15  PARENT COMPANY ONLY FINANCIAL INFORMATION:

Presented below are condensed financial statements for the parent company:

                                 BALANCE SHEETS

                                                 -----------------------------
                                                     2000            1999
                                                 -----------------------------
                                                      ($ IN THOUSANDS)
ASSETS
Cash and due from banks                          $       516     $        854
Notes receivable from subsidiaries                    81,044          117,239
Investment in subsidiaries                         1,005,256          928,237
Other assets                                          53,177           58,198
                                                 -----------------------------
Total assets                                     $ 1,139,993      $ 1,104,528
                                                 =============================

LIABILITY AND STOCKHOLDERS' EQUITY
Short-term borrowings                            $   118,044      $   156,900
Long-term debt                                           ---            1,405
Accrued expenses and other liabilities                53,253           36,434
                                                 -----------------------------
Total liabilities                                    171,297          194,739
Stockholders' equity                                 968,696          909,789
                                                 -----------------------------
Total liabilities and stockholders' equity       $ 1,139,993      $ 1,104,528
                                                 =============================

                              STATEMENTS OF INCOME

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                      -------------------------------------
                                                         2000         1999         1998
                                                      -------------------------------------
                                                                ($ IN THOUSANDS)
INCOME
Dividends from subsidiaries                           $ 168,150    $  73,675    $ 161,675
Management and service fees from subsidiaries            20,617       19,355       10,092
Interest income on notes receivable                       8,442        8,007        9,432
Other income                                              3,234        1,919        1,543
                                                      -------------------------------------
Total income                                            200,443      102,956      182,742
                                                      -------------------------------------

EXPENSE
Interest expense on borrowed funds                        9,284        7,886        5,581
Provision for loan losses                                 2,000          ---          ---
Personnel expense                                        10,991       13,470        7,367
Other expense                                            11,565        8,948        6,342
                                                      ------------------------------------
Total expense                                            33,840       30,304       19,290
                                                      ------------------------------------
Income before income tax expense (benefit) and
  equity in undistributed income                        166,603       72,652      163,452
Income tax expense (benefit)                             (4,670)      (1,041)         751
                                                      ------------------------------------
Income before equity in undistributed net income of
   subsidiaries                                         171,273       73,693      162,701
Equity in undistributed net income (loss) of
   subsidiaries                                          (3,290)      91,250       (5,681)
                                                      -------------------------------------
Net income                                            $ 167,983    $ 164,943    $ 157,020
                                                      =====================================

                            STATEMENTS OF CASH FLOWS

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                        -------------------------------------
                                                           2000         1999         1998
                                                        -------------------------------------
                                                                   ($ IN THOUSANDS)
OPERATING INCOME
Net income                                              $ 167,983    $ 164,943    $ 157,020
Adjustments to reconcile net income to net
  cash provided by operating activities:
   (Increase) decrease in equity in undistributed
    net income of  subsidiaries                             3,290      (91,250)       5,681
   Depreciation and other amortization                        476          388          298
   Amortization of intangibles                                420          404          443
   Gain on sales of assets, net                            (1,016)        (783)      (1,321)
   (Increase)  decrease  in  interest  receivable
     and other assets                                       4,243      (12,911)       2,949
   Increase in interest payable and other liabilities      16,819        4,732        6,226
                                                        -------------------------------------
Net cash provided by operating activities                 192,215       65,523      171,296
                                                        -------------------------------------

INVESTING ACTIVITIES
Proceeds from sales of investment securities                1,013          604        1,602
Net cash paid in acquisition of subsidiary                    ---      (10,584)     (16,021)
Net decrease (increase) in notes receivable                36,195      138,274     (116,616)
Purchase of premises and equipment, net of disposals         (115)        (503)      (1,527)
Capital (contributed to) received from subsidiaries       (24,832)      52,464      (62,162)
                                                        -------------------------------------
Net cash provided (used) by investing activities           12,261      180,255     (194,724)
                                                        -------------------------------------

FINANCING ACTIVITIES
Net increase (decrease) in short-term borrowings          (38,856)     (60,635)     129,146
Net increase (decrease) in long-term debt                  (1,405)       1,405          ---
Cash dividends paid                                       (75,719)     (73,743)     (65,841)
Proceeds from exercise of stock options                     3,893        3,421        7,926
Purchase and retirement of treasury stock                 (74,098)     (91,762)         ---
Purchase of treasury stock                                (18,629)     (24,255)     (47,163)
                                                        -------------------------------------
Net cash provided (used) by financing activities         (204,814)    (245,569)      24,068
                                                        -------------------------------------
Net increase (decrease) in cash and cash equivalents         (338)         209          640
Cash and due from banks at beginning of year                  854          645            5
                                                        -------------------------------------
Cash and due from banks at end of year                  $     516    $     854    $     645
                                                        =====================================

NOTE 16   FAIR VALUE OF FINANCIAL INSTRUMENTS:

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Corporation disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Corporation's financial instruments.

The estimated fair values of the Corporation's financial instruments at December 31, 2000 and 1999 are as follows:

                                                       2000                       1999
                                            -------------------------------------------------------
                                              CARRYING                    CARRYING
                                               AMOUNT      FAIR VALUE      AMOUNT       FAIR VALUE
                                            -------------------------------------------------------
                                                              ($ IN THOUSANDS)
Financial assets:
    Cash and due from banks                 $   368,186   $   368,186    $   284,652   $   284,652
    Interest-bearing deposits in other
     financial institutions                       5,024         5,024          4,394         4,394
    Federal funds sold and securities
purchase under
     purchased under agreements to resell        23,310        23,310         25,120        25,120
    Accrued interest receivable                  96,163        96,163         82,032        82,032
    Investment securities:
     Held to maturity                           368,558       372,873        414,037       413,107
     Available for sale                       2,891,647     2,891,647      2,856,346     2,856,346
    Loans held for sale                          24,593        24,693         11,955        12,001
    Loans                                     8,913,379     8,949,770      8,343,100     8,280,945
Financial liabilities:
    Deposits                                  9,291,646     9,318,802      8,691,829     8,677,444
    Accrued interest payable                     60,744        60,744         42,172        42,172
    Short-term borrowings                     2,598,203     2,598,203      2,775,090     2,775,090
    Long-term debt                              122,420       123,821         24,283        25,283
Off-balance sheet:
    Interest rate swap agreements                   ---        (2,100)           ---         1,812
                                            -------------------------------------------------------

At December 31, 2000 and 1999, the notional amount of off-balance sheet instruments was $310 million and $300 million, respectively, of interest rate swap agreements. See Note 14 for information on the fair value of lending-related off-balance sheet financial instruments.

CASH AND DUE FROM BANKS, INTEREST-BEARING DEPOSITS IN OTHER FINANCIAL INSTITUTIONS, FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL, AND ACCRUED INTEREST RECEIVABLE - For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

INVESTMENT SECURITIES HELD TO MATURITY, INVESTMENT SECURITIES AVAILABLE FOR SALE, AND TRADING ACCOUNT SECURITIES - The fair value of investment securities held to maturity, investment securities available for sale, and trading account securities, except certain state and municipal securities, is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. The fair value of certain state and municipal securities is not readily available through market sources other than dealer quotations, so fair value estimates are based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued. There were no trading account securities at December 31, 2000 or 1999.

LOANS HELD FOR SALE - Fair value is estimated using the prices of the Corporation's existing commitments to sell such loans and/or the quoted market prices for commitments to sell similar loans.

LOANS - Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, commercial real estate, residential mortgage, credit card, and other consumer. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for similar maturities. Future cash flows are also adjusted for estimated reductions or delays due to delinquencies, nonaccruals, or potential charge-offs.

DEPOSITS - The fair value of deposits with no stated maturity such as noninterest-bearing demand deposits, savings, interest-bearing demand deposits, and money market accounts, is equal to the amount payable on demand as of December 31. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

ACCRUED INTEREST PAYABLE AND SHORT-TERM BORROWINGS - For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

LONG-TERM DEBT - Rates currently available to the Corporation for debt with similar terms and remaining maturities are used to estimate fair value of existing borrowings.

INTEREST RATE SWAP AGREEMENTS - The fair value of interest rate swap agreements is obtained from dealer quotes. These values represent the estimated amount the Corporation would receive or pay to terminate the agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counter-parties.

LIMITATIONS - Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Corporation's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Corporation's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

NOTE 17   REGULATORY MATTERS:

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Corporation and the subsidiary banks meet all capital adequacy requirements to which they are subject.

As of December 31, 2000 and 1999, the most recent notifications from the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the subsidiary banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions' category.

The actual capital amounts and ratios of the Corporation and its significant subsidiaries are presented below. No deductions from capital were made for interest rate risk in 2000 or 1999.

                                                                                           TO BE WELL
                                                                                       CAPITALIZED UNDER
                                                                                       PROMPT CORRECTIVE
                                                                   FOR CAPITAL               ACTION
          ($ IN THOUSANDS)                     ACTUAL             ADEQUACY PURPOSES       PROVISIONS: (2)
-----------------------------------------------------------------------------------------------------------
                                        AMOUNT      RATIO (1)    AMOUNT     RATIO (1)  AMOUNT    RATIO (1)
-----------------------------------------------------------------------------------------------------------
AS OF DECEMBER 31, 2000:
-----------------------
Associated Banc-Corp
--------------------
Total Capital                          $ 966,994      10.70%   $ 722,655     +8.00%
Tier I Capital                           846,371       9.37      361,327     +4.00%
Leverage                                 846,371       6.52      519,200     +4.00%
Associated Bank Illinois, N.A.
------------------------------
Total Capital                            172,611      10.28      134,346     +8.00%  $ 167,932   +10.00%
Tier I Capital                           152,894       9.10       67,173     +4.00%    100,759    +6.00%
Leverage                                 152,894       5.42      112,864     +4.00%    141,080    +5.00%
Associated Bank Milwaukee
-------------------------
Total Capital                            194,400      10.36      150,087     +8.00%    187,609   +10.00%
Tier I Capital                           171,179       9.12       75,043     +4.00%    112,565    +6.00%
Leverage                                 171,179       5.86      116,782     +4.00%    145,977    +5.00%
Associated Bank Green Bay, N.A.
-------------------------------
Total Capital                            183,848      10.75      136,771     +8.00%    170,964   +10.00%
Tier I Capital                           159,577       9.33       68,386     +4.00%    102,578    +6.00%
Leverage                                 159,577       6.46       98,883     +4.00%    123,603    +5.00%
Associated Bank North
---------------------
Total Capital                            112,506      11.90       75,636     +8.00%     94,545   +10.00%
Tier I Capital                           100,491      10.63       37,818     +4.00%     56,727    +6.00%
Leverage                                 100,491       6.77       59,358     +4.00%     74,197    +5.00%
AS OF DECEMBER 31, 1999:
-----------------------
Associated Banc-Corp
--------------------
Total Capital                          $ 941,105      10.99%   $ 684,739     +8.00%
Tier I Capital                           831,907       9.72      342,369     +4.00%
Leverage                                 831,907       6.80      489,083     +4.00%
Associated Bank Illinois, N.A.
------------------------------
Total Capital                            187,183      11.12      134,660     +8.00%  $ 168,325   +10.00%
Tier I Capital                           166,084       9.87       67,330     +4.00%    100,995    +6.00%
Leverage                                 166,084       6.03      110,108     +4.00%    137,635    +5.00%
Associated Bank Milwaukee
-------------------------
Total Capital                            189,302      10.87      139,329     +8.00%    174,161   +10.00%
Tier I Capital                           166,283       9.55       69,664     +4.00%    104,497    +6.00%
Leverage                                 166,283       6.05      109,988     +4.00%    137,485    +5.00%
Associated Bank Green Bay, N.A.
-------------------------------
Total Capital                            176,525      10.75      131,339     +8.00%    164,174   +10.00%
Tier I Capital                           142,972       8.71       65,670     +4.00%     98,505    +6.00%
Leverage                                 142,972       6.60       86,632     +4.00%    108,290    +5.00%
Associated Bank North
---------------------
Total Capital                            114,485      12.43       73,705     +8.00%     92,132   +10.00%
Tier I Capital                           101,650      11.03       36,853     +4.00%     55,279    +6.00%
Leverage                                 101,650       7.14       56,983     +4.00%     71,229    +5.00%

+ Represents the "greater than or equal to" sign

(1) Total Capital ratio is defined as Tier 1 Capital plus Tier 2 Capital divided by total risk-weighted assets. The Tier 1 Capital ratio is defined as Tier 1 capital divided by total risk-weighted assets. The leverage ratio is defined as Tier 1 capital divided by the most recent quarter's average total assets.
(2) Prompt corrective action provisions are not applicable at the bank holding company level.

NOTE 18 EARNINGS PER SHARE:

Presented below are the calculations for basic and diluted earnings per share:

                                               FOR THE YEARS ENDED DECEMBER 31,
                                               --------------------------------
                                                2000       1999       1998
                                               --------------------------------
                                                    (IN THOUSANDS, EXCEPT
                                                        PER SHARE DATA)
Basic:
Net income                                     $ 167,983  $ 164,943  $ 157,020

Weighted average shares outstanding               68,186     69,858     69,438

Basic earnings per common share                $    2.46  $    2.36  $    2.26
                                               ================================

Diluted:
Net income                                     $ 167,983  $ 164,943  $ 157,020

Weighted average shares outstanding               68,186     69,858     69,438
Effect of dilutive stock options outstanding         224        610        730
                                               --------------------------------
Diluted weighted average shares outstanding       68,410     70,468     70,168

Diluted earnings per common share              $    2.46  $    2.34  $    2.24
                                               ================================

NOTE 19  SEGMENT REPORTING

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

While the Corporation continues developing a process toward evaluating business lines and products across its subsidiaries through 2000, management decision-making has been and is still strongly based on financial information by legal entity. The Corporation has managed itself as a multibank holding company with a super community banking philosophy. Each banking entity is empowered to make decisions that are appropriate for its customers and for the business environment of its communities.

The Corporation's reportable segment is banking. The Corporation conducts its banking segment through its bank, leasing, mortgage, insurance, and brokerage subsidiaries. For purposes of segment disclosure under this statement, these entities have been combined as one, given these segments have similar economic characteristics and the nature of their products, services, processes, customers, delivery channels, and regulatory environment are similar. Banking includes: a) business banking - small business and other business lending, investment management, leasing, business deposits, and a complement of services such as cash management, insurance, and international banking; and b) retail banking - consumer, mortgage, and other real estate lending, credit cards, insurance, brokerage, and deposits.

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

                                                                           CONSOLIDATED
                                  BANKING        OTHER     ELIMINATIONS        TOTAL
                                ---------------------------------------------------------
                                                   ($ IN THOUSANDS)
2000
Interest income                 $   982,870   $    20,916   $   (72,629)   $   931,157
Interest expense                    604,598        15,621       (72,629)       547,590
                                ---------------------------------------------------------
   Net interest income              378,272         5,295           ---        383,567
Provision for loan losses            17,216         2,990           ---         20,206
Noninterest income                  178,329       133,603      (127,736)       184,196
Depreciation and amortization        27,811         9,896           ---         37,707
Other noninterest expense           292,992       114,773      (127,736)       280,029
Income taxes                         61,493           345           ---         61,838
                                ---------------------------------------------------------
   Net income                   $   157,089   $    10,894   $       ---    $   167,983
                                =========================================================
Total assets                    $13,906,539   $ 1,249,204   $(2,027,349)   $13,128,394
                                =========================================================

1999
Interest income                 $   844,606   $    15,378   $   (45,464)   $   814,520
Interest expense                    452,362        11,877       (45,464)       418,775
                                ---------------------------------------------------------
   Net interest income              392,244         3,501           ---        395,745
Provision for loan losses            18,616           627           ---         19,243
Noninterest income                  161,180       121,717      (116,991)       165,906
Depreciation and amortization        28,068         9,022           ---         37,090
Other noninterest expense           287,653        97,340      (116,991)       268,002
Income taxes                         65,611         6,762           ---         72,373
                                ---------------------------------------------------------
   Net income                   $   153,476   $    11,467   $       ---    $   164,943
                                =========================================================
Total assets                    $13,460,394   $ 1,218,536   $(2,159,028)   $12,519,902
                                =========================================================

1998
Interest income                 $   813,561   $    10,374   $   (38,170)   $   785,765
Interest expense                    441,771         7,427       (38,170)       411,028
                                ---------------------------------------------------------
   Net interest income              371,790         2,947          --          374,737
Provision for loan losses            14,740          --            --           14,740
Noninterest income                  137,159        86,489       (55,720)       167,928
Depreciation and amortization        32,855         3,785        (1,354)        35,286
Other noninterest expense           246,419        58,431       (45,174)       259,676
Income taxes                         69,197         6,571           175         75,943
                                ---------------------------------------------------------
 Net income                     $   145,738   $    20,649   $    (9,367)   $   157,020
                                =========================================================
Total assets                    $11,479,306   $ 1,235,362   $(1,464,001)   $11,250,667
                                =========================================================

INDEPENDENT AUDITORS' REPORT
ASSOCIATED BANC-CORP

The Board of Directors
Associated Banc-Corp:


We have audited the accompanying consolidated balance sheets of Associated Banc-Corp and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of Associated Banc-Corp's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Associated Banc-Corp and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP

KPMG LLP
Chicago, Illinois
January 18, 2001

Market Information

                                                        MARKET PRICE RANGE
                                                          SALES PRICES
                                                  -----------------------------
                           DIVIDENDS    BOOK
                             PAID       VALUE      HIGH       LOW        CLOSE
-------------------------------------------------------------------------------
2000
     4th Quarter           $.2900     $14.65     $30.63     $21.84      $30.38
     3rd Quarter            .2900      13.94      26.63      22.13       26.25
     2nd Quarter            .2636      13.57      27.27      21.81       21.81
     1st Quarter            .2636      13.30      30.06      20.29       27.16
-------------------------------------------------------------------------------
1999
     4th Quarter           $.2636     $13.09     $36.70     $30.68      $31.14
     3rd Quarter            .2636      13.22      37.44      31.90       32.90
     2nd Quarter            .2636      12.89      39.15      28.01       37.73
     1st Quarter            .2636      12.97      32.05      27.56       29.04
-------------------------------------------------------------------------------

Annual dividend rate:  $1.16

Market information has been restated for the 10% stock dividend declared April 26, 2000, paid on June 15, 2000, to shareholders of record at the close of business on June 1, 2000.

ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information in the Corporation's definitive Proxy Statement, prepared for the 2001 Annual Meeting of Shareholders, which contains information concerning directors of the Corporation, under the caption "Election of Directors," is incorporated herein by reference. The information concerning "Executive Officers of the Registrant," as a separate item, appears in Part I of this document.

ITEM 11  EXECUTIVE COMPENSATION

The information in the Corporation's definitive Proxy Statement, prepared for the 2001 Annual Meeting of Shareholders, which contains information concerning this item, under the caption "Executive Compensation," is incorporated herein by reference.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information in the Corporation's definitive Proxy Statement, prepared for the 2001 Annual Meeting of Shareholders, which contains information concerning this item, under the caption "Stock Ownership," is incorporated herein by reference.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in the Corporation's definitive Proxy Statement, prepared for the 2001 Annual Meeting of Shareholders, which contains information concerning this item under the caption "Interest of Management in Certain Transactions," is incorporated herein by reference.

                                     PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1 and 2    Financial Statements and Financial Statement Schedules

               The following financial statements and financial statement schedules are included under a separate caption "Financial Statements and Supplementary Data" in Part II, Item 8 hereof and are incorporated herein by reference.

               Consolidated Balance Sheets - December 31, 2000 and 1999

               Consolidated Statements of Income - For the Years Ended December 31, 2000, 1999, and 1998

               Consolidated Statements of Changes in Stockholders' Equity - For the Years Ended December 31, 2000, 1999, and 1998

               Consolidated Statements of Cash Flows - For the Years Ended December 31, 2000, 1999, and 1998

               Notes to Consolidated Financial Statements

               Independent Auditors' Reports

(a) 3          EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

EXHIBIT                                                               SEQUENTIAL PAGE NUMBER OR
NUMBER         DESCRIPTION                                            INCORPORATE BY REFERENCE TO
--------------------------------------------------------------------------------------------------
(3)(a)         Articles of Incorporation                              Exhibit (3)(a) to Report on
                                                                      Form 10-K for fiscal year
                                                                      ended December 31, 1999

(3)(b)         Bylaws                                                 Exhibit (3)(b) to Report on
                                                                      Form 10-K for fiscal year
                                                                      ended December 31, 1999

(4)            Instruments Defining the Rights of Security
               Holders, Including Indentures

               The Registrant, by signing this report, agrees to furnish the Securities and Exchange
               Commission, upon its request, a copy of any instrument that defines the rights of holders of long-term debt of the Registrant and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed and that authorizes a total amount of securities not in excess of 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis

*(10)(a)       The 1982 Incentive Stock Option Plan of the            Exhibit (10) to Report on Form
               Registrant                                             10-K for fiscal year ended
                                                                      December 31, 1987

*(10)(b)       The Restated Long-Term Incentive Stock Plan of         Exhibits filed with
               the Registrant                                         Associated's registration
                                                                      statement (333-46467) on Form
                                                                      S-8 filed under the Securities
                                                                      Act of 1933

*(10)(c)       Change of Control Plan of the Registrant               Exhibit (10)(d) to Report on
               effective April 25, 1994                               Form 10-K for fiscal year
                                                                      ended December 31, 1994

*(10)(d)       Deferred Compensation Plan and                         Exhibit (10)(e) to Report on Form
               Deferred Compensation Trust effective                  10-K for fiscal year ended
               as of December 16, 1993, and Deferred                  December 31, 1994
               Compensation Agreement of the Registrant
               dated December 31, 1994

(11)           Statement Re Computation of Per Share Earnings         See Note 19 in Part II Item 8

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


                              ASSOCIATED BANC-CORP



Date:   March 22, 2001               By:  /s/ ROBERT C. GALLAGHER
       ------------------------      ------------------------------------------
                                          Robert C. Gallagher
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/  H. B. Conlon *                            /s/  William R. Hutchinson *
-----------------------------                  --------------------------------
H. B. Conlon                                   William R. Hutchinson
Chairman of the Board                          Director

/s/  JOSEPH B. SELNER                          /s/  Robert P. Konopacky *
-----------------------------                  --------------------------------
Joseph B. Selner                               Robert P. Konopacky
Chief Financial Officer                        Director
Principal Financial Officer and
Principal Accounting Officer

/s/  ROBERT C. GALLAGHER                       /s/ Dr. George R. Leach *
-----------------------------                  --------------------------------
Robert C. Gallagher                            Dr. George R. Leach
President, Chief Executive                     Director
Officer, and a Director

/s/  John C. Seramur *                         /s/  John C. Meng *
-----------------------------                  --------------------------------
John C. Seramur                                John C. Meng
Vice Chairman                                  Director

/s/  Robert S. Gaiswinkler *                   /s/  J. Douglas Quick *
-----------------------------                  --------------------------------
Robert S. Gaiswinkler                          J. Douglas Quick
Director                                       Director

/s/  Ronald R. Harder *                        /s/  John H. Sproule *
-----------------------------                  --------------------------------
Ronald R. Harder                               John H. Sproule
Director                                       Director

* /s/ BRIAN R. BODAGER
-----------------------------
Brian R. Bodager
Attorney-in-Fact

Date: March 22, 2001

                                   EXHIBIT 21
                         Subsidiaries of the Corporation

The following bank subsidiaries are national banks and are organized under the laws of the United States: Associated Bank, National Association Associated Bank Green Bay, National Association Associated Bank Illinois, National Association Associated Bank Lakeshore, National Association Associated Card Services Bank, National Association Associated Trust Company, National Association

The following bank subsidiaries are state banks and are organized under the laws of the State of Wisconsin:

         Associated Bank North
         Associated Bank Milwaukee
         Associated Bank South Central

The following bank subsidiaries are state banks and are organized under the laws of the State of Illinois:

         Associated Bank Chicago

The following bank subsidiaries are state banks and are organized under the laws of the State of Minnesota:

         Associated Bank Minnesota

The following non-bank subsidiaries are organized under the laws of the State of
Wisconsin:

Associated Banc-Corp Services, Inc.               Associated Leasing, Inc.
Associated Commercial Finance, Inc.               Associated Mortgage, Inc.
Associated Commercial Mortgage, Inc.              Appraisal Services, Inc.
Associated Investment Management Group, Inc.      Associated Investment Management, LLC
Associated Investment Services, Inc.              Wisconsin Finance Corporation
Associated Green Bay Real Estate Corp.            Associated Neenah Real Estate Corp.
Associated Illinois Real Estate Corp.

The following  non-bank  subsidiary is organized  under the laws of the State of
Illinois:

        Citizens Financial Services, Inc.

The following  non-bank  subsidiary is organized  under the laws of the State of
Arizona:

        Banc Life Insurance Corporation

The following  non-bank  subsidiary is organized  under the laws of the State of
California:

        Mortgage Finance Corporation

The following  non-bank  subsidiary is organized  under the laws of the State of
Missouri:

        Illini Service Corporation

The following non-bank subsidiaries are organized under the laws of the State of
Nevada:

ASBC Investment Corp - Green Bay             ASBC Investment Corp - Neenah
ASBC Investment Corp - Lakeshore             ASBC Investment Corp - North
ASBC Investment Corp - Milwaukee             ASBC Investment Corp - South Central
ASBC Investment Corp - Illinois              Associated Green Bay Investment Corp.
Associated Illinois Investment Corp.         Associated Neenah Investment Corp.

                                  EXHIBIT 23

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


The Board of Directors
Associated Banc-Corp:

                     Re: Registration Statement on Form S-8

                    -  #2-77435                 -  #33-63545
                    -  #2-99096                 -  #33-67436
                    -  #33-16952                -  #33-86790
                    -  #33-24822                -  #333-46467
                    -  #33-35560                -  #333-74307
                    -  #33-54658

                     Re: Registration Statement on Form S-3

                    -  #2-98922                 -   #33-63557
                    -  #33-28081                -   #33-67434

We consent to incorporation by reference in the subject Registration Statements on Form S-8 and S-3 of Associated Banc-Corp of our report dated January 18, 2001, relating to the consolidated balance sheets of Associated Banc-Corp and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000, which report appears in the December 31, 2000 annual report on Form 10-K of Associated Banc-Corp.

/s/  KPMG LLP

Chicago, Illinois
March 19, 2001

                                   EXHIBIT 24


                          DIRECTOR'S POWER OF ATTORNEY


        KNOW ALL MEN BY THESE PRESENTS, that the undersigned director of Associated Banc-Corp, a Wisconsin corporation (the "Corporation"), which is planning to file with the Securities and Exchange Commission (the "SEC"), Washington, D.C., under the provisions of the Securities Act of 1934 (the "Act"), a Form 10-K, the form which must be used for annual reports pursuant to
Section 13 or 15(d) of the Act, and Proxy Statement in accordance with Regulation 14A and Schedule 14A under the Act and Regulation S-K and Rule 14a-3(b) under the Act, for the reporting period ending December 31, 2000, hereby constitutes and appoints Brian R. Bodager his true and lawful attorney-in-fact and agent.

        Said attorney-in-fact and agent shall have full power to act for him and in his name, place, and stead in any and all capacities, to sign such Form 10-K and Proxy Statement and any and all amendments thereto (including post-effective amendments), with power where appropriate to affix the corporate seal of the Corporation thereto and to attest such seal, and to file such Form 10-K and Proxy Statement and each amendment (including post-effective amendments) so signed, with all exhibits thereto, and any and all documents in connection therewith, with the SEC, and to appear before the SEC in connection with any matter relating to such Form 10-K and Proxy Statement and to any and all amendments thereto (including post-effective amendments).

        The undersigned hereby grants such attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done as he might or could do in person, and hereby ratifies and confirms all that such attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

        IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 24th day of January, 2001.




                                        /s/ Harry B. Conlon
                                        ----------------------------------------
                                        Harry B. Conlon
                                        Director

                          DIRECTOR'S POWER OF ATTORNEY


        KNOW ALL MEN BY THESE PRESENTS, that the undersigned director of Associated Banc-Corp, a Wisconsin corporation (the "Corporation"), which is planning to file with the Securities and Exchange Commission (the "SEC"), Washington, D.C., under the provisions of the Securities Act of 1934 (the "Act"), a Form 10-K, the form which must be used for annual reports pursuant to
Section 13 or 15(d) of the Act, and Proxy Statement in accordance with Regulation 14A and Schedule 14A under the Act and Regulation S-K and Rule 14a-3(b) under the Act, for the reporting period ending December 31, 2000, hereby constitutes and appoints Brian R. Bodager his true and lawful attorney-in-fact and agent.

        Said attorney-in-fact and agent shall have full power to act for him and in his name, place, and stead in any and all capacities, to sign such Form 10-K and Proxy Statement and any and all amendments thereto (including post-effective amendments), with power where appropriate to affix the corporate seal of the Corporation thereto and to attest such seal, and to file such Form 10-K and Proxy Statement and each amendment (including post-effective amendments) so signed, with all exhibits thereto, and any and all documents in connection therewith, with the SEC, and to appear before the SEC in connection with any matter relating to such Form 10-K and Proxy Statement and to any and all amendments thereto (including post-effective amendments).

        The undersigned hereby grants such attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done as he might or could do in person, and hereby ratifies and confirms all that such attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

        IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 24th day of January, 2001.




                                        /s/ Robert S. Gaiswinkler
                                        ----------------------------------------
                                        Robert S. Gaiswinkler
                                        Director

                          DIRECTOR'S POWER OF ATTORNEY


        KNOW ALL MEN BY THESE PRESENTS, that the undersigned director of Associated Banc-Corp, a Wisconsin corporation (the "Corporation"), which is planning to file with the Securities and Exchange Commission (the "SEC"), Washington, D.C., under the provisions of the Securities Act of 1934 (the "Act"), a Form 10-K, the form which must be used for annual reports pursuant to
Section 13 or 15(d) of the Act, and Proxy Statement in accordance with Regulation 14A and Schedule 14A under the Act and Regulation S-K and Rule 14a-3(b) under the Act, for the reporting period ending December 31, 2000, hereby constitutes and appoints Brian R. Bodager his true and lawful attorney-in-fact and agent.

        Said attorney-in-fact and agent shall have full power to act for him and in his name, place, and stead in any and all capacities, to sign such Form 10-K and Proxy Statement and any and all amendments thereto (including post-effective amendments), with power where appropriate to affix the corporate seal of the Corporation thereto and to attest such seal, and to file such Form 10-K and Proxy Statement and each amendment (including post-effective amendments) so signed, with all exhibits thereto, and any and all documents in connection therewith, with the SEC, and to appear before the SEC in connection with any matter relating to such Form 10-K and Proxy Statement and to any and all amendments thereto (including post-effective amendments).

        The undersigned hereby grants such attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done as he might or could do in person, and hereby ratifies and confirms all that such attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

        IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 24th day of January, 2001.




                                        /s/ Ronald R. Harder
                                        ----------------------------------------
                                        Ronald R. Harder
                                        Director

                          DIRECTOR'S POWER OF ATTORNEY


        KNOW ALL MEN BY THESE PRESENTS, that the undersigned director of Associated Banc-Corp, a Wisconsin corporation (the "Corporation"), which is planning to file with the Securities and Exchange Commission (the "SEC"), Washington, D.C., under the provisions of the Securities Act of 1934 (the "Act"), a Form 10-K, the form which must be used for annual reports pursuant to
Section 13 or 15(d) of the Act, and Proxy Statement in accordance with Regulation 14A and Schedule 14A under the Act and Regulation S-K and Rule 14a-3(b) under the Act, for the reporting period ending December 31, 2000, hereby constitutes and appoints Brian R. Bodager his true and lawful attorney-in-fact and agent.

        Said attorney-in-fact and agent shall have full power to act for him and in his name, place, and stead in any and all capacities, to sign such Form 10-K and Proxy Statement and any and all amendments thereto (including post-effective amendments), with power where appropriate to affix the corporate seal of the Corporation thereto and to attest such seal, and to file such Form 10-K and Proxy Statement and each amendment (including post-effective amendments) so signed, with all exhibits thereto, and any and all documents in connection therewith, with the SEC, and to appear before the SEC in connection with any matter relating to such Form 10-K and Proxy Statement and to any and all amendments thereto (including post-effective amendments).

        The undersigned hereby grants such attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done as he might or could do in person, and hereby ratifies and confirms all that such attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

        IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 24th day of January, 2001.




                                        /s/ William R. Hutchinson
                                        ----------------------------------------
                                        William R. Hutchinson
                                        Director

                          DIRECTOR'S POWER OF ATTORNEY


        KNOW ALL MEN BY THESE PRESENTS, that the undersigned director of Associated Banc-Corp, a Wisconsin corporation (the "Corporation"), which is planning to file with the Securities and Exchange Commission (the "SEC"), Washington, D.C., under the provisions of the Securities Act of 1934 (the "Act"), a Form 10-K, the form which must be used for annual reports pursuant to
Section 13 or 15(d) of the Act, and Proxy Statement in accordance with Regulation 14A and Schedule 14A under the Act and Regulation S-K and Rule 14a-3(b) under the Act, for the reporting period ending December 31, 2000, hereby constitutes and appoints Brian R. Bodager his true and lawful attorney-in-fact and agent.

        Said attorney-in-fact and agent shall have full power to act for him and in his name, place, and stead in any and all capacities, to sign such Form 10-K and Proxy Statement and any and all amendments thereto (including post-effective amendments), with power where appropriate to affix the corporate seal of the Corporation thereto and to attest such seal, and to file such Form 10-K and Proxy Statement and each amendment (including post-effective amendments) so signed, with all exhibits thereto, and any and all documents in connection therewith, with the SEC, and to appear before the SEC in connection with any matter relating to such Form 10-K and Proxy Statement and to any and all amendments thereto (including post-effective amendments).

        The undersigned hereby grants such attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done as he might or could do in person, and hereby ratifies and confirms all that such attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

        IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 24th day of January, 2001.




                                        /s/ Robert P. Konopacky
                                        ----------------------------------------
                                        Robert P. Konopacky
                                        Director

                          DIRECTOR'S POWER OF ATTORNEY


        KNOW ALL MEN BY THESE PRESENTS, that the undersigned director of Associated Banc-Corp, a Wisconsin corporation (the "Corporation"), which is planning to file with the Securities and Exchange Commission (the "SEC"), Washington, D.C., under the provisions of the Securities Act of 1934 (the "Act"), a Form 10-K, the form which must be used for annual reports pursuant to
Section 13 or 15(d) of the Act, and Proxy Statement in accordance with Regulation 14A and Schedule 14A under the Act and Regulation S-K and Rule 14a-3(b) under the Act, for the reporting period ending December 31, 2000, hereby constitutes and appoints Brian R. Bodager his true and lawful attorney-in-fact and agent.

        Said attorney-in-fact and agent shall have full power to act for him and in his name, place, and stead in any and all capacities, to sign such Form 10-K and Proxy Statement and any and all amendments thereto (including post-effective amendments), with power where appropriate to affix the corporate seal of the Corporation thereto and to attest such seal, and to file such Form 10-K and Proxy Statement and each amendment (including post-effective amendments) so signed, with all exhibits thereto, and any and all documents in connection therewith, with the SEC, and to appear before the SEC in connection with any matter relating to such Form 10-K and Proxy Statement and to any and all amendments thereto (including post-effective amendments).

        The undersigned hereby grants such attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done as he might or could do in person, and hereby ratifies and confirms all that such attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

        IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 24th day of January, 2001.




                                        /s/ George R. Leach
                                        ----------------------------------------
                                        George R. Leach
                                        Director

                          DIRECTOR'S POWER OF ATTORNEY


        KNOW ALL MEN BY THESE PRESENTS, that the undersigned director of Associated Banc-Corp, a Wisconsin corporation (the "Corporation"), which is planning to file with the Securities and Exchange Commission (the "SEC"), Washington, D.C., under the provisions of the Securities Act of 1934 (the "Act"), a Form 10-K, the form which must be used for annual reports pursuant to
Section 13 or 15(d) of the Act, and Proxy Statement in accordance with Regulation 14A and Schedule 14A under the Act and Regulation S-K and Rule 14a-3(b) under the Act, for the reporting period ending December 31, 2000, hereby constitutes and appoints Brian R. Bodager his true and lawful attorney-in-fact and agent.

        Said attorney-in-fact and agent shall have full power to act for him and in his name, place, and stead in any and all capacities, to sign such Form 10-K and Proxy Statement and any and all amendments thereto (including post-effective amendments), with power where appropriate to affix the corporate seal of the Corporation thereto and to attest such seal, and to file such Form 10-K and Proxy Statement and each amendment (including post-effective amendments) so signed, with all exhibits thereto, and any and all documents in connection therewith, with the SEC, and to appear before the SEC in connection with any matter relating to such Form 10-K and Proxy Statement and to any and all amendments thereto (including post-effective amendments).

        The undersigned hereby grants such attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done as he might or could do in person, and hereby ratifies and confirms all that such attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

        IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 24th day of January, 2001.




                                        /s/ John C. Meng
                                        ----------------------------------------
                                        John C. Meng
                                        Director

                          DIRECTOR'S POWER OF ATTORNEY


        KNOW ALL MEN BY THESE PRESENTS, that the undersigned director of Associated Banc-Corp, a Wisconsin corporation (the "Corporation"), which is planning to file with the Securities and Exchange Commission (the "SEC"), Washington, D.C., under the provisions of the Securities Act of 1934 (the "Act"), a Form 10-K, the form which must be used for annual reports pursuant to
Section 13 or 15(d) of the Act, and Proxy Statement in accordance with Regulation 14A and Schedule 14A under the Act and Regulation S-K and Rule 14a-3(b) under the Act, for the reporting period ending December 31, 2000, hereby constitutes and appoints Brian R. Bodager his true and lawful attorney-in-fact and agent.

        Said attorney-in-fact and agent shall have full power to act for him and in his name, place, and stead in any and all capacities, to sign such Form 10-K and Proxy Statement and any and all amendments thereto (including post-effective amendments), with power where appropriate to affix the corporate seal of the Corporation thereto and to attest such seal, and to file such Form 10-K and Proxy Statement and each amendment (including post-effective amendments) so signed, with all exhibits thereto, and any and all documents in connection therewith, with the SEC, and to appear before the SEC in connection with any matter relating to such Form 10-K and Proxy Statement and to any and all amendments thereto (including post-effective amendments).

        The undersigned hereby grants such attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done as he might or could do in person, and hereby ratifies and confirms all that such attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

        IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 24th day of January, 2001.




                                        /s/ J. Douglas Quick
                                        ----------------------------------------
                                        J. Douglas Quick
                                        Director

                          DIRECTOR'S POWER OF ATTORNEY


        KNOW ALL MEN BY THESE PRESENTS, that the undersigned director of Associated Banc-Corp, a Wisconsin corporation (the "Corporation"), which is planning to file with the Securities and Exchange Commission (the "SEC"), Washington, D.C., under the provisions of the Securities Act of 1934 (the "Act"), a Form 10-K, the form which must be used for annual reports pursuant to
Section 13 or 15(d) of the Act, and Proxy Statement in accordance with Regulation 14A and Schedule 14A under the Act and Regulation S-K and Rule 14a-3(b) under the Act, for the reporting period ending December 31, 2000, hereby constitutes and appoints Brian R. Bodager his true and lawful attorney-in-fact and agent.

        Said attorney-in-fact and agent shall have full power to act for him and in his name, place, and stead in any and all capacities, to sign such Form 10-K and Proxy Statement and any and all amendments thereto (including post-effective amendments), with power where appropriate to affix the corporate seal of the Corporation thereto and to attest such seal, and to file such Form 10-K and Proxy Statement and each amendment (including post-effective amendments) so signed, with all exhibits thereto, and any and all documents in connection therewith, with the SEC, and to appear before the SEC in connection with any matter relating to such Form 10-K and Proxy Statement and to any and all amendments thereto (including post-effective amendments).

        The undersigned hereby grants such attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done as he might or could do in person, and hereby ratifies and confirms all that such attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

        IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 24th day of January, 2001.




                                        /s/ John C. Seramur
                                        ----------------------------------------
                                        John C. Seramur
                                        Director

                          DIRECTOR'S POWER OF ATTORNEY


        KNOW ALL MEN BY THESE PRESENTS, that the undersigned director of Associated Banc-Corp, a Wisconsin corporation (the "Corporation"), which is planning to file with the Securities and Exchange Commission (the "SEC"), Washington, D.C., under the provisions of the Securities Act of 1934 (the "Act"), a Form 10-K, the form which must be used for annual reports pursuant to
Section 13 or 15(d) of the Act, and Proxy Statement in accordance with Regulation 14A and Schedule 14A under the Act and Regulation S-K and Rule 14a-3(b) under the Act, for the reporting period ending December 31, 2000, hereby constitutes and appoints Brian R. Bodager his true and lawful attorney-in-fact and agent.

        Said attorney-in-fact and agent shall have full power to act for him and in his name, place, and stead in any and all capacities, to sign such Form 10-K and Proxy Statement and any and all amendments thereto (including post-effective amendments), with power where appropriate to affix the corporate seal of the Corporation thereto and to attest such seal, and to file such Form 10-K and Proxy Statement and each amendment (including post-effective amendments) so signed, with all exhibits thereto, and any and all documents in connection therewith, with the SEC, and to appear before the SEC in connection with any matter relating to such Form 10-K and Proxy Statement and to any and all amendments thereto (including post-effective amendments).

        The undersigned hereby grants such attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done as he might or could do in person, and hereby ratifies and confirms all that such attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

        IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 24th day of January, 2001.




                                        /s/ John H. Sproule
                                        ----------------------------------------
                                        John H. Sproule
                                        Director