Form 10-Q
period 2001-03-31
ASSOCIATED BANC-CORP
filed 2001-05-15
CIK 7789

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----  EXCHANGE ACT OF 193

        For the quarterly period ended         March 31, 2001
                                       ------------------------------------

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ----- SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                   to
                                       -----------------    -----------------

Commission file number                    0-5519
                       ------------------------------------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant's common stock, par value $0.01 per share, at April 30, 2001, was 66,172,713.

                              ASSOCIATED BANC-CORP
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        -------
PART I.   Financial Information

          Item 1.    Financial Statements (Unaudited):

                   Consolidated Balance Sheets -
                   March 31, 2001, March 31, 2000 and
                     December 31, 2000                                       3

                   Consolidated Statements of Income -
                   Three Months Ended March 31, 2001 and 2000                4

                   Consolidated Statement of Changes in
                     Stockholders' Equity -
                   Three Months Ended March 31, 2001                         5

                   Consolidated Statements of Cash Flows -
                   Three Months Ended March 31, 2001 and 2000                6

                   Notes to Consolidated Financial Statements                7

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations            11

          Item 3.  Quantitative and Qualitative Disclosures about
                   Market Risk                                              23

PART II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K                         24

 Signatures                                                                 25

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

                              ASSOCIATED BANC-CORP
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                   March 31,       March 31,    December 31,
                                                                      2001           2000           2000
                                                               ---------------------------------------------
                                                                    ($ in Thousands, except share data)
ASSETS
Cash and due from banks                                        $    298,766    $    289,243    $    368,186
Interest-bearing deposits in other financial institutions            10,201           4,550           5,024
Federal funds sold and securities purchased under agreements
    to resell                                                        38,150          83,285          23,310
Investment securities:
    Held to maturity-at amortized cost (fair value of
       $401,951, and $372,873, in 2000, respectively)                   ---         406,227         368,558
    Available for sale-at fair value (amortized cost of
       $3,148,341, $2,853,866, and $2,867,109, respectively)      3,230,949       2,786,209       2,891,647
Loans held for sale                                                 121,820           7,284          24,593
Loans                                                             8,935,543       8,589,984       8,913,379
Allowance for loan losses                                          (123,668)       (116,297)       (120,232)
                                                               ---------------------------------------------
    Loans, net                                                    8,811,875       8,473,687       8,793,147
Premises and equipment                                              124,555         136,092         127,600
Other assets                                                        486,070         548,043         526,329
                                                               ---------------------------------------------
               Total assets                                    $ 13,122,386    $ 12,734,620    $ 13,128,394
                                                               =============================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing deposits                                   $  1,209,762    $  1,112,924    $  1,243,949
Interest-bearing deposits                                         7,477,929       8,084,860       8,047,697
                                                               ---------------------------------------------
    Total deposits                                                8,687,691       9,197,784       9,291,646
Short-term borrowings                                             3,150,476       2,381,852       2,598,203
Long-term debt                                                      122,277         122,834         122,420
Accrued expenses and other liabilities                              137,964         111,362         147,429
                                                               ---------------------------------------------
              Total liabilities                                  12,098,408      11,813,832      12,159,698

Stockholders' equity
  Preferred stock                                                       ---             ---             ---
  Common stock (Par value $0.01 per share,
    authorized 100,000,000 shares, issued
    66,402,157, 69,728,707, and
    66,402,157 shares, respectively)                                    664             634             664
  Surplus                                                           296,479         226,042         296,479
  Retained earnings                                                 685,443         750,683         663,566
  Accumulated other comprehensive income (loss)                      49,220         (43,590)         15,581
  Treasury stock at cost (267,588, 499,479 and 285,948
    shares, respectively)                                            (7,828)        (12,981)         (7,594)
                                                               ---------------------------------------------
    Total stockholders' equity                                    1,023,978         920,788         968,696
                                                               ---------------------------------------------
    Total liabilities and stockholders' equity                 $ 13,122,386    $ 12,734,620    $ 13,128,394
                                                               =============================================

See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:

                              ASSOCIATED BANC-CORP
                        Consolidated Statements of Income
                                   (Unaudited)

                                                   Three Months Ended
                                                        March 31,
                                                  ----------------------
                                                     2001        2000
                                                  ----------------------
                                                  (In Thousands, except
                                                      per share data)
INTEREST INCOME
  Interest and fees on loans                      $ 184,375   $ 172,239
  Interest and dividends on investment
    securities:
      Taxable                                        38,572      41,722
      Tax exempt                                     10,164       8,196
  Interest on deposits in other financial
    institutions                                        121          64
  Interest on federal funds sold and securities
    purchased under agreements to resell                447         552
                                                  ----------------------
    Total interest income                           233,679     222,773
INTEREST EXPENSE
  Interest on deposits                               91,427      81,558
  Interest on short-term borrowings                  43,304      41,421
  Interest on long-term debt                          1,945       1,445
                                                  ----------------------
    Total interest expense                          136,676     124,424
                                                  ----------------------
NET INTEREST INCOME                                  97,003      98,349
  Provision for loan losses                           5,582       5,715
                                                  ----------------------
  Net interest income after provision for loan       91,421      92,634
    losses
NONINTEREST INCOME
  Trust service fees                                  8,072      10,123
  Service charges on deposit accounts                 8,745       7,474
  Mortgage banking                                    9,174       4,590
  Credit card and other nondeposit fees               6,786       5,276
  Retail commission income                            4,484       5,608
  Asset sale gains, net                                 532       8,264
  Investment securities gains (losses), net             246      (1,702)
  Other                                               6,280       6,311
                                                  ----------------------
    Total noninterest income                         44,319      45,944
NONINTEREST EXPENSE
  Personnel expense                                  40,305      38,638
  Occupancy                                           6,354       6,144
  Equipment                                           3,680       4,097
  Data processing                                     4,843       5,679
  Business development and advertising                3,001       3,230
  Stationery and supplies                             1,732       1,824
  FDIC expense                                          434         477
  Other                                              18,101      18,522
                                                  ----------------------
    Total noninterest expense                        78,450      78,611
                                                  ----------------------
Income before income taxes                           57,290      59,967
Income tax expense                                   15,204      16,886
                                                  ----------------------
NET INCOME                                        $  42,086   $  43,081
                                                  ======================
Earnings per share:
  Basic                                           $    0.64   $    0.62
  Diluted                                         $    0.63   $    0.62
Average shares outstanding:
  Basic                                              66,150      69,504
  Diluted                                            66,688      69,812

See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:

                              ASSOCIATED BANC-CORP
            Consolidated Statement of Changes in Stockholders' Equity
                                   (Unaudited)

                                                                   Accumulated
                                   Common                             Other
                                   Stock              Retained    Comprehensive   Treasury
                                   Amount   Surplus   Earnings    Income (Loss)    Stock       Total
                                  ---------------------------------------------------------------------
                                                    ($ in Thousands, except per share data)
Balance, December 31, 2000        $ 664    $296,479   $663,566       $15,581      $(7,594)  $  968,696
Comprehensive income:
   Net income                       ---         ---     42,086           ---          ---       42,086
Cumulative effect of
  accounting change, net of tax     ---         ---        ---        (1,265)         ---       (1,265)
Net loss on derivative
  instruments, net of tax           ---         ---        ---        (2,441)         ---       (2,441)
Net unrealized holding
  gains, net of tax                 ---         ---        ---        37,345          ---       37,345
                                                                                               -------
       Comprehensive income                                                                     75,725
                                                                                               -------
Cash dividends, $0.29  per share    ---         ---    (19,184)          ---          ---      (19,184)
Common stock issued:
   Incentive stock options          ---         ---     (1,025)          ---        3,249        2,224
Purchase of treasury stock          ---         ---        ---           ---       (3,483)      (3,483)
                                  ---------- ----------- ----------- ---------------- ----------- -----
Balance, March 31, 2001           $ 664    $296,479   $685,443       $49,220      $(7,828)  $1,023,978
                                  =====================================================================

See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:

                                              ASSOCIATED BANC-CORP
                                     Consolidated Statements of Cash Flows
                                                  (Unaudited)

                                                                      For the Three Months
                                                                        Ended March 31,
                                                                        2001         2000
                                                                    ------------------------
                                                                        ($ in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                          $  42,086    $  43,081
Adjustments to reconcile net income to net cash provided by
operating activities:
   Provision for loan losses                                            5,582        5,715
   Depreciation and amortization                                        4,797        5,078
   Amortization (accretion) of:
     Mortgage servicing rights                                          2,253        2,429
     Intangibles                                                        2,102        2,253
     Investment securities premiums and discounts                        (355)         293
     Deferred loan fees and costs                                         735          807
   (Gain) loss on sales of investment securities, net                    (246)       1,702
   Gain on sales of other assets, net                                    (532)      (8,264)
   Gain on sales of loans held for sale and servicing rights, net      (3,926)        (439)
    Mortgage loans originated and acquired for sale                  (344,712)     (59,704)
   Proceeds from sales of mortgage loans held for sale                251,411       64,814
   Decrease in interest receivable and other assets                     6,818        3,494
   Decrease in interest payable and other liabilities                  (9,465)      (7,549)
                                                                    ------------------------
Net cash provided by (used in) operating activities                   (43,452)      53,710
                                                                    ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans                                                 (26,245)    (251,442)
Capitalization of mortgage servicing rights                            (2,208)        (739)
Purchases of:
  Securities available for sale                                      (120,303)    (281,127)
  Premises and equipment, net of disposals                             (2,254)      (2,664)
Proceeds from:
  Sales of securities available for sale                               57,384      262,634
  Maturities of securities available for sale                         155,161       79,158
  Maturities of securities held to maturity                              --          7,739
  Sales of other assets                                                 4,782        3,461
                                                                    ------------------------
Net cash provided by (used in) investing activities                    66,317     (182,980)
                                                                    ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                                  (603,955)     588,326
Net increase (decrease) in short-term borrowings                      552,273     (393,239)
Repayment of long-term debt                                              (143)      (1,448)
Proceeds from issuance of long-term debt                                 --        100,000
Cash dividends                                                        (19,184)     (18,340)
Proceeds from exercise of incentive stock options                       2,224        1,829
Sales of branch deposits                                                 --        (74,183)
Purchase of treasury stock                                             (3,483)     (10,763)
                                                                    ------------------------
Net cash provided by (used in) financing activities                   (72,268)     192,182
                                                                    ------------------------
Net  increase (decrease) in cash and cash equivalents                 (49,403)      62,912
Cash and cash equivalents at beginning of period                      396,520      314,166
                                                                    ------------------------
Cash and cash equivalents at end of period                          $ 347,117    $ 377,078
                                                                    ========================
Supplemental disclosures of cash flow information: Cash paid during the period for:
   Interest                                                         $ 147,390    $  122,781
   Income taxes                                                            65         3,275
Supplemental schedule of noncash investing activities:
   Securities held to maturity transferred to securities
     available for sale                                               372,873           ---
   Loans transferred to other real estate                               1,200         1,137
                                                                    ============= ===========

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

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with accounting principles generally accepted in the United States of America have been omitted or abbreviated. The information contained in the consolidated financial statements and footnotes in the Corporation's 2000 annual report on Form 10-K, should be referred to in connection with the reading of these unaudited interim financial statements.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses and the valuation of investment securities and mortgage servicing rights.

NOTE 2:  Reclassifications

Certain items in prior period consolidated financial statements have been reclassified to conform with the March 31, 2001 presentation.

NOTE 3:  Adoption of Statements of Financial Accounting Standards ("SFAS")

As required, on January 1, 2001 the Corporation adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," (collectively referred to as "SFAS No. 133" or as the "statement"). The adoption of SFAS No. 133 had an immaterial impact on the consolidated financial statements. See Note 5 of the notes to consolidated financial statements for a more detailed discussion.

SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and rescinds SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125." The statement revises the standards for accounting for securitizations and other transfers of financial assets and requires certain disclosures, but it also carries over most of the provisions of SFAS No. 125 without modification. The statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on the application of a financial components approach that focuses on control. It is effective for transactions occurring after March 31, 2001, and is to be applied prospectively with certain exceptions. The adoption is not expected to be material to the

Corporation's  financial  position or results of operations.

NOTE 4:  Earnings Per Share

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options.

Presented below are the calculations for basic and diluted earnings per share:

                                                       For the three months
                                                           ended March 31,
                                                       2001            2000
                                                    -------------------------
                                                     (In Thousands, except
                                                          per share data)

Net income available to common stockholders         $ 42,086        $ 43,081

Weighted average shares outstanding                   66,150          69,504
Effect of dilutive stock options outstanding             538             308
                                                    -------------------------
Diluted weighted average shares outstanding           66,688          69,812
                                                    =========================

Basic earnings per common share                     $   0.64        $   0.62
Diluted earnings per common share                   $   0.63        $   0.62
                                                    =========================

NOTE 5:  Derivatives and Hedging Activities

Effective January 1, 2001, the Corporation adopted SFAS 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income ("OCI") and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

The Corporation uses derivative instruments primarily to hedge the variability in interest payments or protect the value of certain assets and liabilities recorded on its balance sheet from changes in interest rates. The predominant activities affected by the statement include the Corporation's use of interest rate swaps and certain mortgage banking activities. The adoption of the statement included the following:

- Under SFAS No. 133, the Corporation was allowed a one-time opportunity to reclassify investment assets from held-to-maturity ("HTM") to available-for-sale ("AFS"). Thus upon adoption, the Corporation reclassified all its HTM securities to AFS. The amortized cost and fair value of the securities transferred were $369 million and $373 million, respectively.

- The Corporation designated its interest rate swaps existing at December 31, 2000, to qualify for hedge accounting. The swaps hedge the exposure to variability in interest payments of variable rate liabilities. These hedges represent cash flow hedges and were highly effective at adoption. On adoption, the cumulative effect, net of taxes of $843,000, was recorded as a decrease to OCI of $1.3 million.

- The Corporation's commitments to sell groups of residential mortgage loans that it originates or purchases as part of its mortgage banking business, as well as its commitments to originate residential mortgage loans are considered derivatives under SFAS No. 133. The fair value of these derivatives at adoption, an $11,000 net gain, was recorded directly to the consolidated statements of income in mortgage banking income.

In accordance with the statement, the Corporation measures the effectiveness of its hedges on a periodic basis. Any difference between the fair value change of the hedge versus the fair value change of the hedged item is considered to be the "ineffective" portion of the hedge. The ineffective portion of the hedge is recorded as an increase or decrease in the related income statement classification of the item being hedged. For the mortgage derivatives which are not accounted for as hedges, changes in fair value are recorded as an adjustment to mortgage banking income.

At March 31, 2001, the swaps designated as cash flow hedges have a notional amount of $300 million, have a weighted average pay/receive rate of 6.36% and 6.06%, respectively, and a weighted average maturity of 14 months. At March 31, 2001, the estimated fair value of the swaps was a $6.2 million loss, or $3.7 million, net of taxes of $2.5 million, carried as a component of OCI. There was no ineffective portion to be recorded. Currently, none of the existing losses within OCI are expected to be reclassified into earnings within the next 12 months.

At March 31, 2001, a swap designated as a fair value hedge had a notional amount of $3 million, a weighted average pay/receive rate of 7.55% and 7.49%, respectively, and a weighted average maturity of 59 months. The change in fair value of the mortgage derivatives since adoption of SFAS 133 was $634,000, and is recorded in mortgage banking income for the three months ended March 31, 2001.

NOTE 6:  Segment Reporting

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires selected financial and descriptive information about reportable operating segments. The statement uses a "management approach" concept as the basis for identifying reportable segments. The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions, allocating resources, and assessing performance. Consequently, the segments are evident from the structure of the enterprise's internal organization, focusing on financial information that an enterprise's chief operating decision-makers use to make decisions about the enterprise's operating matters.

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

                                                                                 Consolidated
                                         Banking        Other       Eliminations     Total
                                       -------------------------------------------------------
As of and for the three months                                ($ in Thousands)
  ended March 31, 2001
Total assets                           $14,121,805   $ 1,303,131   $(2,302,550)   $13,122,386
                                       =======================================================

Interest income                        $   246,831   $     4,521   $   (17,673)   $   233,679
Interest expense                           150,921         3,428       (17,673)       136,676
                                       -------------------------------------------------------
  Net interest income                       95,910         1,093           ---         97,003
Provision for loan losses                    5,288           294           ---          5,582
Noninterest income                          45,599        32,064       (33,344)        44,319
Depreciation and amortization                8,190         2,604           ---         10,794
Other noninterest expense                   72,523        28,477       (33,344)        67,656
Income taxes                                14,154         1,050           ---         15,204
                                       -------------------------------------------------------
  Net income                           $    41,354   $       732   $       ---    $    42,086
                                       =======================================================

As of and for the three months ended
March 31, 2000

Total assets                           $13,297,757   $ 1,208,353   $(1,771,490)   $12,734,620
                                       =======================================================

Interest income                        $   234,803   $     5,027   $   (17,057)   $   222,773
Interest expense                           137,699         3,782       (17,057)       124,424
                                       -------------------------------------------------------
  Net interest income                       97,104         1,245           ---         98,349
Provision for loan losses                    5,497           218           ---          5,715
Noninterest income                          46,511        33,179       (33,746)        45,944
Depreciation and amortization                7,246         2,514           ---          9,760
Other noninterest expense                   75,458        27,139       (33,746)        68,851
Income taxes                                15,432         1,454           ---         16,886
                                       -------------------------------------------------------
  Net income                           $    39,982   $     3,099    $      ---    $    43,081
                                       =======================================================


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

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of the Corporation's financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith.

Management continually evaluates strategic acquisition opportunities and other various strategic alternatives that could involve the sale or acquisition of branches or other assets, or the consolidation or creation of subsidiaries.

Results of Operations - Summary

Net income for the three months ended March 31, 2001 ("1Q01") totaled $42.1 million, or $.64 and $.63 for basic and diluted earnings per share ("EPS"), respectively. Comparatively, net income for the first quarter of 2000 ("1Q00") was $43.1 million, or $.62 for both basic and diluted EPS. For 1Q01 the annualized return on average assets ("ROA") was 1.31% and the annualized return on average equity ("ROE") was 17.18%, compared to 1.38% and 19.33%, respectively, for the comparable period in 2000. The net interest margin for 1Q01 was 3.34% compared to 3.46% for 1Q00.

------------------------------------------------------------------------------------------------
                                            TABLE 1
                             Summary Results of Operations: Trends
                            ($ in Thousands, except per share data)
                                               1st Qtr.   4th Qtr.    3rd Qtr.    2nd Qtr.   1st Qtr.
                                                 2001       2000        2000        2000       2000
-----------------------------------------------------------------------------------------------------
Net income (Qtr)                             $ 42,086  $  39,701   $  41,504    $ 43,697   $ 43,081
Net income (YTD)                             $ 42,086  $ 167,983   $ 128,282    $ 86,778   $ 43,081

Earnings per share - basic (Qtr)             $   0.64  $    0.60   $    0.61    $   0.63   $   0.62
Earnings per share - basic (YTD)             $   0.64  $    2.46   $    1.86    $   1.25   $   0.62

Earnings per share - diluted (Qtr)           $   0.63  $    0.60   $    0.61    $   0.63   $   0.62
Earnings per share - diluted (YTD)           $   0.63  $    2.46   $    1.86    $   1.25   $   0.62

Earnings per share - cash diluted (Qtr) *    $   0.66  $    0.63   $    0.63    $   0.66   $   0.65
Earnings per share - cash diluted (YTD) *    $   0.66  $    2.57   $    1.94    $   1.31   $   0.65

ROA (Qtr)                                        1.31%      1.21%       1.28%       1.39%      1.38%
ROA (YTD)                                        1.31%      1.31%       1.35%       1.38%      1.38%

ROE (Qtr)                                       17.18%     16.95%      17.75%      19.06%     19.33%
ROE (YTD)                                       17.18%     18.26%      18.70%      19.19%     19.33%

Efficiency ratio (Qtr) **                       53.68%     54.08%      56.63%      56.03%     55.19%
Efficiency ratio (YTD) **                       53.68%     55.48%      55.95%      55.61%     55.19%

Net interest margin (Qtr)                        3.34%      3.20%       3.25%       3.37%      3.46%
Net interest margin (YTD)                        3.34%      3.36%       3.35%       3.41%      3.46%

* Cash diluted EPS excludes the after-tax effect of the amortization of goodwill-related intangibles in net income.

** Noninterest expense divided by sum of taxable equivalent net interest income plus noninterest income, excluding investment securities gains, net, and asset sales gains, net.

Net Interest Income and Net Interest Margin

Net interest income on a fully taxable equivalent basis ("FTE NII") for the three months ended March 31, 2001, was $102.6 million, relatively unchanged (down $462,000, or less than 1%) from the comparable quarter last year. As indicated in Tables 2 and 3, the $462,000 decrease in FTE NII was due to rate (as the impact of changes in the interest rate environment reduced FTE NII by $3.2 million), and volume (with balance sheet growth and differences in the mix of average earning assets ("EAs") and average interest-bearing liabilities ("IBLs") adding $2.7 million to FTE NII).

FTE NII and net interest margin ("NIM") have been impacted by competitive pricing pressures and the interest rate environment. Interest rates fell during 1Q01, but rose during 1Q00. Comparatively, while the average Federal funds rate for 1Q01 was only 8 basis points ("bp") lower than for 1Q00, the rate at March 31, 2001 was 100 bp lower than that at March 31, 2000.

The NIM for 1Q01 was 3.34%, down 12 bp from 3.46% in 1Q00. This comparable quarter decline is attributable to an 18 bp decrease in interest rate spread, offset in part by a 6 bp higher contribution from net free funds. The yield on EAs was 7.87% for 1Q01, up 21 bp over the comparable quarter last year. The average loan yield was 8.25%, up 13 bp over 1Q00. This was primarily a function of increasing the mix of commercial loans to total loans, which are generally higher-yielding. The average investment yield was 6.81%, up 31 bp over 1Q00, due to the rising rate environment during 2000. Finally, the increase in the yield on EAs was impacted by the mix of loans and investments. The ratio of average loans to EAs (representing 73.7% of EAs for 1Q01 compared to 71.4% for 1Q00).

The cost of IBLs was 5.11% for 1Q01, up 39 bp compared to 1Q00. The average cost of interest-bearing deposits excluding brokered CDs was 4.65%, up 42 bp over 1Q00, primarily in the cost of time deposits and money market accounts, impacted strongly by competitive pricing pressures and the higher rate environment through the year 2000. The cost of brokered CDs was 6.53%, up 62 bp over 1Q00, also impacted by the higher rate environment during 2000. The cost of wholesale funds was up 6 bp between comparable first quarter periods. Given the growth in EAs, the decline in interest-bearing deposit balances (excluding brokered CDs), and other funding needs (such as funding the Corporation's share repurchases during 2000) between comparable quarters, there was greater reliance on higher-costing brokered CDs and wholesale funds (which on a combined basis represented 34.9% of total IBLs in 1Q01 versus 31.5% last year).

EAs increased by $355 million (3.0%) over the comparable quarter last year, while IBLs grew $265 million (2.5%). The growth in EAs came from loans, up an average of $526 million (6.2%); excluding the impact of the credit card receivables  sale,  loans  were  up  $654  million  (7.7%).  In  line  with  the
Corporation's  focus  on  increasing  the  mix  of  commercial  lending  in  its portfolio, the growth was predominantly from commercial loans. Average investments decreased $171 million (5.1%), attributable primarily to lower average mortgage related securities and US government agencies. IBLs increased $265 million or 2.5%. The growth in IBLs is attributed primarily to increases in wholesale funding and brokered CDs, which on a combined basis were up $442 million, offset by a decline in interest-bearing deposits of $177 million.

-----------------------------------------------------------------------------------------------------------------
                                                    TABLE 2
                                          Net Interest Income Analysis
                                                ($ in Thousands)
-----------------------------------------------------------------------------------------------------------------

                                        Three months ended March 31, 2001   Three months ended March 31, 2000
                                       ------------------------------------------------------------------------
                                                      Interest    Average                  Interest   Average
                                         Average      Income/     Yield/      Average       Income/   Yield/
                                         Balance      Expense      Rate       Balance       Expense    Rate
---------------------------------------------------------------------------------------------------------------
Loans                                 $  8,985,659    $ 184,661    8.25%   $  8,459,281   $ 172,513    8.12%
Investments and other                    3,211,356       54,619    6.81       3,382,629      54,977    6.50
                                       ------------------------            ------------------------
  Total earning assets                  12,197,015      239,280    7.87      11,841,910     227,490    7.66
Other assets, net                          817,488                              730,617
                                       -----------                         ------------
  Total assets                        $ 13,014,503                         $ 12,572,527
                                       ===========                         ============

Interest-bearing deposits,
  excluding Brokered CDs              $  7,040,486    $  80,748    4.65%   $  7,217,114   $  75,875    4.23%
Brokered CDs                               663,285       10,679    6.53         386,818       5,683    5.91
Wholesale funding                        3,102,062       45,249    5.83       2,936,597      42,866    5.77
                                      -------------------------            ------------------------
  Total interest-bearing liabilities    10,805,833      136,676    5.11      10,540,529     124,424    4.72
                                                        -------                             -------
Demand, non-interest bearing             1,084,769                            1,027,324
Other liabilities                          130,617                              108,134
Stockholders' equity                       993,284                              896,540
                                      ------------                          -----------
   Total liabilities and equity       $ 13,014,503                          $12,572,527
                                      ============                          ===========

Interest rate spread                                               2.76                                 2.94
Net free funds                                                     0.58                                 0.52
                                                                   ----                                 ----
Net interest income and net
 interest margin                                      $ 102,604    3.34%                  $ 103,066     3.46%

                                                     ===========                          =========
Tax equivalent adjustment                                $5,601                           $   4,717
---------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                     TABLE 3
                              Volume/Rate Variance
                                ($ in Thousands)
--------------------------------------------------------------------------------
                                                   Comparison of
                                 Three months ended March 31, 2001 versus 2000
                                -----------------------------------------------
                                                  Variance Attributable to
                                               ------------------------------
                                    Income/Expense
                                      Variance *      Volume         Rate
--------------------------------------------------------------------------------
INTEREST INCOME
Loans                                  $ 12,148      $  7,908      $  4,240
Investments and other                      (358)       (2,798)        2,440
                                       --------      --------      --------
   Total interest income                 11,790         5,110         6,680
INTEREST EXPENSE
Interest-bearing deposits,
  excluding Brokered CDs               $  4,873      $ (2,717)     $  7,590
Brokered CDs                              4,996         3,149         1,847
Wholesale funding                         2,383         1,938           445
                                       --------      --------      --------
   Total interest expense                12,252         2,370         9,882
                                       --------      --------      --------
   Net interest income                 $   (462)     $  2,740      $ (3,202)
                                       ========      ========      ========

*    The  change in  interest  due to both rate and  volume  has been  allocated
     proportionately   to  volume  variance  and  rate  variance  based  on  the
     relationship of the absolute dollar change in each.

Provision for Loan Losses

The provision for loan losses ("PFLL") for 1Q01 was $5.6 million, up $379,000 from 4Q00 of $5.2 million, and down slightly from 1Q00 of $5.7 million. Annualized net charge-offs as a percent of average loans for 1Q01 decreased to 0.10% from 0.11% and 0.12% for 4Q00 and 1Q00, respectively. The ratio of the allowance for loan losses to total loans was 1.38%, up from 1.35% at both December 31, and March 31, 2000. See Table 8.

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

Noninterest Income

Noninterest income for 1Q01 was $44.3 million, down $1.6 million or 3.5% from 1Q00. Primary components impacting the change between comparable quarters were mortgage banking income (which increased $4.6 million), and the combined net gains (losses) on investment securities and asset sales, which were down $5.8 million. Noninterest income excluding these items was relatively unchanged, down $425,000 or 1.2%.

----------------------------------------------------------------------------------------------
                                           TABLE 4
                                       Noninterest Income
                                        ($ in Thousands)
----------------------------------------------------------------------------------------------
                                                   1st Qtr.   1st Qtr.     Dollar    Percent
                                                     2001       2000       Change    Change
----------------------------------------------------------------------------------------------
Trust service fees                                 $  8,072   $ 10,123    $ (2,051)   (20.3)%
Service charges on deposit accounts                   8,745      7,474       1,271     17.0
Mortgage banking income                               9,174      4,590       4,584     99.9
Credit card and other nondeposit fees                 6,786      5,276       1,510     28.6
Retail commission income                              4,484      5,608      (1,124)   (20.0)
BOLI income                                           3,134      2,899         235      8.1
Asset sale gains, net                                   532      8,264      (7,732)   (93.6)
Other                                                 3,146      3,412        (266)    (7.8)
----------------------------------------------------------------------------------------------
   Subtotal                                          44,073     47,646      (3,573)    (7.5)
Investment securities gains (losses), net               246     (1,702)      1,948   (114.5)
----------------------------------------------------------------------------------------------
Total noninterest income                           $ 44,319   $ 45,944    $ (1,625)    (3.5)%
==============================================================================================
Subtotal, excluding asset sale gains               $ 43,541   $ 39,382    $  4,159     10.6%
Subtotal, excluding  asset sale gains and
mortgage banking income                            $ 34,367   $ 34,792    $   (425)    (1.2)%
==============================================================================================

Trust service fees decreased $2.1 million between comparable first quarter periods. The change was predominantly due to a decrease in the market value of assets under management, a function of the declines in the stock and bond markets between the first quarter periods, and competitive market conditions.

Service charges on deposit accounts were up $1.3 million between comparable first quarter periods, primarily due to 1Q01 benefiting from the 2000 mid-year rate increases in NSF/OD charges.

Mortgage banking income consists of servicing fees, the gain or loss on sales of mortgage loans to the secondary market, gains or sales of servicing, and production-related revenue (origination, underwriting and escrow waiver fees). Mortgage banking income increased $4.6 million, twice the 1Q00 level. The increase was primarily a result of a significant increase in secondary mortgage loan production and related sales between comparable periods ($345 million in 1Q01 versus $60 million in 1Q00). The higher production levels positively impacted gains on sales (up $3.5 million, of which, $645,000 is related to gains in the fair value of mortgage derivatives and $1.1 million was due to the sale of servicing) and volume related fees (up $600,000). The portfolio of loans serviced for others was relatively unchanged ($5.5 billion at 1Q01, down 1% from $5.6 billion at 1Q00).

Credit card and other nondeposit fees were $6.8 million for 1Q01, an increase of $1.5 million or 28.6% over 1Q00, with $366,000 in increased merchant income and $1.1 million in all other credit card revenue. The other credit card revenue was enhanced by the April 2000 acquisition agreement and five-year agency agreement with Citibank USA ("Citi") which provide for agent fees and other income on new and existing card business.

Retail commission income (which includes commissions from insurance and brokerage product sales) was down $1.1 million compared to 1Q00, primarily due to a weaker stock market and lower interest rate environment between the comparable quarters. Insurance commissions declined $611,000, while brokerage commissions declined $514,000.

BOLI income was $3.1 million, up $235,000 or 8.1% over 1Q00. BOLI income is included in other noninterest income on the consolidated statements of income.

Asset  sale  gains,   net,   decreased  $7.7  million  from  1Q00,   principally
attributable to the $8.2 million net premium on deposits of five branches sold during 1Q00.

Investment securities gains (losses), net, increased $1.9 million from 1Q00. The 1Q00 net losses of $1.7 million were from securities sold to mitigate interest rate risk and enhance future yields.

Noninterest Expense

Noninterest expense ("NIE") remained relatively unchanged between comparable periods, at $78.5 million for 1Q01 versus $78.6 million for 1Q00. However, excluding a $1.6 million valuation adjustment on mortgage servicing rights ("MSRs") in 1Q01 (discussed below), NIE was $1.8 million (2%) lower than the same quarter last year.

----------------------------------------------------------------------------------------
                                         TABLE 5
                                   Noninterest Expense
                                    ($ in Thousands)
----------------------------------------------------------------------------------------
                                              1st Qtr.  1st Qtr.    Dollar     Percent
                                                2001      2000      Change     Change
----------------------------------------------------------------------------------------
Personnel expense                             $ 40,305  $ 38,638   $  1,667       4.3%
Occupancy                                        6,354     6,144        210       3.4
Equipment                                        3,680     4,097       (417)    (10.2)
Data processing                                  4,843     5,679       (836)    (14.7)
Business development and advertising             3,001     3,230       (229)     (7.1)
Stationery and supplies                          1,732     1,824        (92)     (5.0)
FDIC expense                                       434       477        (43)     (9.0)
MSR amortization                                 3,898     2,429      1,469      60.5
Intangible amortization expense                  2,102     2,253       (151)     (6.7)
Legal and professional fees                        892     1,594       (702)    (44.0)
Other                                           11,209    12,246     (1,037)     (8.5)
----------------------------------------------------------------------------------------
Total  noninterest expense                    $ 78,450  $ 78,611   $   (161)     (0.2)%
========================================================================================

Personnel expense increased $1.7 million or 4.3% over 1Q00, and represented 51.4% of total NIE in 1Q01 compared to 49.2% in 1Q00. Salary expenses increased $555,000 or 1.8% between comparable quarters, due primarily to merit increases, partially offset by the decline in full-time equivalent employees ("FTEs"). Average FTEs were down 97 employees or 2.5% to 3,840 for 1Q01. Fringe benefits increased $1.1 million (14.2%) over 1Q00, primarily the result of increasing health insurance costs.

Occupancy expense increased primarily due to rate increases in utilities. Equipment expense declined predominantly in computer depreciation expense. Data processing costs decreased due to the lower overall vendor costs and lower credit card processing costs given the sale of the credit card receivables in April 2000. Business development and advertising declined, primarily in television advertising.

MSR amortization expense includes the amortization of the MSR asset and increases or decreases to the valuation allowance associated with the MSR asset. Amortization of MSRs increased by $1.5 million between the comparable quarters, predominantly driven by the addition of a $1.6 million valuation adjustment during 1Q01. Legal and professional fees were down $702,000 between comparable quarters.

Other expense was $11.2 million, down $1.0 million from 1Q00, principally attributable to declines in ATM related processing costs and losses other than loans.

Income Taxes

Income tax expense for 1Q01 was $15.2 million, down $1.7 million from 1Q00. The effective tax rate (income tax expense divided by income before taxes) was 26.5% and 28.2% for 1Q01 and 1Q00, respectively. This decrease is primarily the result of the tax benefit of increased municipal securities (the average balance of municipal securities increased 19% since 1Q00), increased BOLI income, and the effect of real estate investment trusts.

Balance Sheet

At March 31, 2001, total assets were $13.1 billion, an increase of $388 million, or 3.0%, over March 31, 2000. Loan growth since 1Q00 was $346 million or 4.0%, almost exclusively in commercial loans, which now comprise 53% of total loans, consistent with Corporate strategies. Loans held for sale grew $115 million as a result of the increased residential mortgage activity between periods. Total deposits were down $510 million or 5.5%; however, total deposits excluding brokered CDs ("retail deposits") were down $177 million or 2.1%, with $26 million attributable to a 1Q00 branch deposit sale. Demand deposits grew $97 million (8.7%), representing 14% of total deposits and representing 15% of total retail deposits at March 31, 2001, compared to 13% a year earlier.

Since year-end 2000, total assets have remained level at $13.1 billion. Loans increased moderately, up $22 million, to $8.9 billion at March 31, 2001.

---------------------------------------------------------------------------------------------------
                                              TABLE 6
                                    Period End Loan Composition
                                         ($ in Thousands)
---------------------------------------------------------------------------------------------------
                                 March 31,    % of      March 31,    % of      Dec. 31,     % of
                                   2001       Total       2000       Total      2000        Total
---------------------------------------------------------------------------------------------------
Commercial, financial &
  agricultural ("CF&A loans")   $1,704,514      19%   $1,489,403       17%   $1,657,322       19%
Real estate-construction           689,496       8       530,514        6       660,732        7
Commercial real estate           2,328,863      26     2,109,211       25     2,287,946       26
Lease financing                     14,639      --        18,944       --        14,854       --
                                -------------------------------------------------------------------
   Commercial                    4,737,512      53     4,148,072       48     4,620,854       52
Residential real estate          3,048,955      34     3,286,887       38     3,158,721       35
Home equity                        511,911       6       421,931        5       508,979        6
                                -------------------------------------------------------------------
   Residential mortgage          3,560,866      40     3,708,818       43     3,667,700       41
Consumer                           637,165       7       733,094        9       624,825        7
                                -------------------------------------------------------------------
Total loans                     $8,935,543     100%   $8,589,984      100%   $8,913,379      100%
                                ===================================================================
----------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
                                                TABLE 7
                                    Period End Deposit Composition
                                           ($ in Thousands)
--------------------------------------------------------------------------------------------------------
                                      March 31,    % of       March 31,    % of       Dec. 31,    % of
                                        2001       Total        2000       Total        2000      Total
--------------------------------------------------------------------------------------------------------
Demand                               $1,209,762      14%     $1,112,924      12%     $1,243,949     14%
Savings                                 849,605      10         991,191      11         857,247      9
Interest bearing demand                 790,819       9         829,490       9         850,280      9
Money market                          1,628,030      19       1,379,980      15       1,492,628     16
Brokered CDs                            502,567       6         835,896       9         916,060     10
Other time                            3,706,908      42       4,048,303      44       3,931,482     42
--------------------------------------------------------------------------------------------------------
Total deposits                       $8,687,691     100%     $9,197,784     100%     $9,291,646    100%
========================================================================================================
--------------------------------------------------------------------------------------------------------
Retail deposits                      $8,185,124      94%     $8,361,888      91%     $8,375,586     90%
========================================================================================================

On average, total assets for 1Q01 increased to $13.0 billion, or $442 million (3.5%) over 1Q00. Average earning assets for 1Q01 were $12.2 billion, an increase of $355 million over 1Q00. Loan growth accounted for essentially all the earning asset growth. For more information on average balances, refer to the section titled "Net Interest Income and Net Interest Margin."

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

As of March 31, 2001, the allowance for loan losses ("AFLL") was $123.7 million, representing 1.38% of loans outstanding, compared to $116.3 million, or 1.35% of loans, at March 31, 2000, and $120.2 million, or 1.35% at year-end 2000. At March 31, 2001, the AFLL was 224% of nonperforming loans compared to 311% and 252% at March 31 and December 31, 2000, respectively. Table 8 provides additional information regarding activity in the AFLL.

The AFLL at March 31, 2001 increased $7.4 million (6.3%) since March 31, 2000 and $3.5 million (2.9%) since December 31, 2000. The increase is, in part, in response to continued growth in commercial loans, which by their nature carry greater inherent risk, and the increase in nonperforming loans between comparable periods (see Table 8 and section "Nonperforming Loans and Other Real Estate Owned"). Loans at March 31, 2001, grew $346 million (4.0%) since March 31, 2000, predominately in commercial loans (see CF&A loans, commercial real estate and real estate construction loans included in Table 6). Period end loans grew $22 million (1.0% annualized) since year-end. The mix of commercial loans increased as a percent of total loans to 53% at March 31, 2001 compared to 48% at March 31, 2000 and 52% at December 31, 2000.

------------------------------------------------------------------------------------------------
                                            TABLE 8
                       Allowance for Loan Losses and Nonperforming Assets
                                       ($ in Thousands)
------------------------------------------------------------------------------------------------
                                                           At and for the        At and for the
                                                         three months ended        Year ended
                                                              March 31,           December 31,
------------------------------------------------------------------------------------------------
                                                          2001          2000          2000
------------------------------------------------------------------------------------------------
Allowance for Loan Losses (AFLL):
Balance at beginning of period                         $ 120,232     $ 113,196     $ 113,196
Decrease from sale of credit card receivables                ---           ---        (4,216)
Provision for loan losses                                  5,582         5,715        20,206
Charge-offs                                               (2,910)       (3,296)      (11,155)
Recoveries                                                   764           682         2,201
                                                       -------------------------------------
    Net loan charge-offs (NCOs)                           (2,146)       (2,614)       (8,954)
                                                       -------------------------------------
Balance at end of period                               $ 123,668     $ 116,297     $ 120,232
                                                       =====================================

Nonperforming Assets:
Nonaccrual loans                                       $  50,310     $  32,716     $  41,045
Accruing loans past due 90 days or more                    4,788         4,615         6,492
Restructured loans                                           146            10           159
                                                       -------------------------------------
Total nonperforming loans (NPLs)                          55,244        37,341        47,696
Other real estate owned (OREO)                             3,285         3,366         4,032
                                                       -------------------------------------
      Total nonperforming assets (NPAs)                $  58,529     $  40,707     $  51,728
                                                       =====================================

Ratios:
Ratio of AFLL to NCOs (annualized)                        14.21x        11.06x        13.43x
Ratio of NCOs to average loans (annualized)                 0.10%         0.12%         0.10%
Ratio of AFLL to total loans                                1.38%         1.35%         1.35%
Ratio of NPLs to total loans                                0.62%         0.43%         0.54%
Ratio of NPAs to total assets                               0.45%         0.32%         0.39%
Ratio of AFLL to NPLs                                        224%          311%          252%

------------------------------------------------------------------------------------------------

Charge-offs were $2.9 million for the three months ending March 31, 2001, $3.3 million for the comparable period ending March 31, 2000 and $11.2 million for year-end 2000, while recoveries for the corresponding periods were $0.8 million, $0.7 million and $2.2 million, respectively. As a result, the ratio of NCOs to average loans on an annualized basis was 0.10%, 0.12%, and 0.10% for 1Q01, 1Q00, and for the 2000 year, respectively. With the slowing economy, management expects higher levels of net charge-offs for the remainder of the year.

The AFLL represents management's estimate of an amount adequate to provide for probable credit losses in the loan portfolio at the balance sheet date.
Management's evaluation of the adequacy of the AFLL is based on management's ongoing review and grading of the loan portfolio, consideration of past loan loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, existing economic conditions, the fair value of underlying collateral, and other factors which could affect probable credit losses. Thus, in general, the change in the AFLL is a function of a number of factors, including but not limited to changes in the loan portfolio (see Table 6), NCOs and nonperforming loans (see Table 8).

Management believes the AFLL to be adequate at March 31, 2001. While management uses available information to recognize losses on loans, future adjustments to the AFLL may be necessary based on changes in economic conditions and the impact of such change on the Corporation's borrowers. As an integral part of their examination process, various regulatory agencies also review the AFLL. Such agencies may require that changes in the AFLL be recognized when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

Nonperforming Loans and Other Real Estate Owned

Management is committed to an aggressive nonaccrual and problem loan identification philosophy. This philosophy is embodied through the ongoing monitoring and reviewing of all pools of risk in the loan portfolio to ensure that problem loans are identified quickly and the risk of loss is minimized.

Nonperforming loans ("NPLs") are considered an indicator of potential future loan losses. NPLs are defined as nonaccrual loans, loans 90 days or more past due but still accruing and restructured loans. The Corporation specifically excludes student loan balances that are 90 days or more past due and still accruing and that have contractual government guarantees as to collection of principal and interest, from its definition of NPLs. The Corporation had $20 million, $20 million and $16 million of these loans at March 31, 2001, December 31, 2000, and March 31, 2000, respectively.

Table 8 provides detailed information regarding nonperforming assets. Total NPLs at March 31, 2001 were up $7.5 million and $17.9 million, from year-end 2000, and 1Q00, respectively. The ratio of nonperforming loans to total loans was .62% at 1Q01, as compared to .54% and .43% at year-end 2000, and 1Q00, respectively. Nonaccrual loans account for the majority of the $17.9 million increase in NPLs between the comparable first quarter periods, with nonaccrual loans increasing $17.6 million (of which, $15.4 million was attributable to the addition of three large commercial credits). Nonaccrual loans also account for the majority of the $7.5 million increase in NPLs since year-end 2000. Nonaccrual loans increased $9.2 million (of which, $8.2 million was attributable to the addition of two large commercial credits), accruing loans past due 90 or more days decreased $1.7 million (due to the transfer of one large commercial credit from this category to the nonaccrual category), and restructured loans were relatively unchanged.

OREO was $3.3 million at 1Q01, down slightly ($747,000) from December 31, 2000, and relatively unchanged from 1Q00.

Potential problem loans are loans where there are doubts as to the ability of the borrower to comply with present repayment terms. The decision of management to place loans in this category does not necessarily mean that the Corporation expects losses to occur but that management recognizes that a higher degree of risk is associated with these performing loans. At March 31, 2001, potential problem loans totaled $157 million. The loans that have been reported as potential problem loans are not concentrated in a particular industry. Management does not presently expect significant losses from credits in this category.

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

During 2000, the four largest subsidiary banks (Associated Bank Illinois, National Association, Associated Bank Milwaukee, Associated Bank Green Bay, National Association, and Associated Bank North) established a $2.0 billion bank note program. Under this program, short-term and long-term debt may be issued. As of March 31, 2001, there was $2.0 billion available under this program.

The parent company's primary funding sources to meet its liquidity requirements are dividends and service fees from subsidiaries, borrowings with major banks, commercial paper issuance, and proceeds from the issuance of equity. The parent company manages its liquidity position to provide the funds necessary to pay dividends to stockholders, service debt, invest in subsidiaries, repurchase common stock, and satisfy other operating requirements. Additionally, the parent company had $200 million of established lines of credit with nonaffiliated banks, of which $82 million was outstanding at March 31, 2001. During 2000, a $200 million commercial paper program was initiated, of which $54.7 was outstanding at March 31, 2001.

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

Capital

On April 26, 2000, the Board of Directors ("BOD") declared a 10% stock dividend, payable June 15 to shareholders of record at the close of business on June 1. All share and per share data in the accompanying consolidated financial statements has been adjusted to reflect the 10% stock dividend paid.

Stockholders' equity at March 31, 2001 increased to $1.0 billion, compared to $920.8 million at March 31, 2000. The increase in equity between the two periods was primarily composed of the retention of earnings and the exercise of stock options, with offsetting decreases to equity from the payment of dividends and the repurchase of common stock. Additionally, stockholders' equity at March 31, 2001, included $49.2 million related to unrealized gains on securities available-for-sale, net of the tax effect. At March 31, 2000, stockholders' equity included $43.6 million related to unrealized losses on securities available-for-sale, net of the tax effect. Excluding the unrealized gains (losses) on securities AFS, net of the tax effect, stockholders' equity to assets would be 7.46% and 7.55% at March 31, 2001 and 2000, respectively.

Stockholders' equity grew $55.0 million since year-end 2000. The increase in equity between the two periods was primarily composed of the retention of earnings and the exercise of stock options, with offsetting decreases to equity from the payment of dividends and the repurchase of common stock. Additionally, stockholders' equity at year-end, included $15.6 million related to unrealized gains on securities available-for-sale, net of the tax effect. Excluding the unrealized gains (losses) on securities AFS, net of the tax effect, stockholders' equity to assets would be 7.46% and 7.27% at March 31, 2001 and December 31, 2000, respectively.

Cash dividends of $0.29 per share were paid in 1Q01, compared to $0.26 per share in 1Q00, an increase of 10.0%.

The BOD has authorized management to repurchase shares of the Corporation's common stock each quarter in the market, to be made available for issuance in connection with the Corporation's employee incentive plans and for other corporate purposes. The BOD authorized the repurchase of up to 330,000 shares per quarter in 2001. During 1Q01, 100,000 shares were repurchased under this authorization, at an average cost of $34.49 per share. In March 2000, the BOD authorized the repurchase and cancellation of up to 5% of the Corporation's outstanding shares, not to exceed approximately 3.5 million shares, and in October 2000, the BOD authorized the repurchase and cancellation of an additional 3.2 million shares. Approximately 3.4 million shares remain authorized to repurchase under these authorizations. None were repurchased during 1Q01. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities.

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

                                                TABLE 9
                                             Capital Ratios
                                 (In Thousands, except per share data)
---------------------------------------------------------------------------------------------------------
                                          March 31,     Dec. 31,     Sept. 30,    June 30,     March 31,
                                            2001          2000          2000       2000          2000
---------------------------------------------------------------------------------------------------------
Total stockholders' equity               $1,023,978   $  968,696   $  931,183   $  930,223    $  920,788
Tier 1 capital                              870,096      846,371      840,180      961,874       850,931
Total capital                               989,683      966,994      957,530      971,089       959,208
Market capitalization                     2,198,989    2,008,274    1,751,531    1,494,770     1,880,260
                                         ----------------------------------------------------------------
Book value per common share              $    15.48       $14.65       $13.94       $13.57        $13.30
Cash dividend per common share                 0.29         0.29         0.29         0.26          0.26
Stock price at end of period                  33.25        30.38        26.25        21.81         27.16
Low closing price for the period              29.75        21.84        22.13        21.81         20.29
High closing price for the period             36.19        30.63        26.63        27.27         30.06
                                         ----------------------------------------------------------------
Total equity / assets                          7.80%        7.38%        7.09%        7.16%         7.23%
Total equity / assets (1)                      7.46         7.27         7.22         7.46          7.55
Tangible common equity / assets                7.06         6.62         6.31         6.36          6.40
Tier 1 leverage ratio                          6.74         6.52         6.57         6.86          6.83
Tier 1 risk-based capital ratio                9.69         9.37         9.41        10.03          9.97
Total risk-based capital ratio                11.02        10.70        10.72        11.30         11.24
                                         ----------------------------------------------------------------
Shares outstanding (period end)              66,135       66,116       66,725       68,536        69,229
Basic shares outstanding (average)           66,150       66,314       68,031       68,918        69,504
Diluted shares outstanding (average)         66,688       66,542       68,293       69,206        69,812
                                         ================================================================

(1) - Ratio is based upon total equity and assets excluding the unrealized gains (losses) arising during the year, net of income tax.

Subsequent Events

A continuing strategic objective of the Corporation has been to streamline and simplify the Corporation. This has included review of the branch distribution network (and certain branch sales during 2000), as well as centralization of functional and operational processes. As part of this objective, the Corporation will reduce the number of legal subsidiaries, including consolidating certain bank charters, particularly the Wisconsin bank charters, under a single national bank charter. It is anticipated that this plan will be completed during the second quarter of 2001.

On April 25, 2001, the BOD declared a $0.31 per share dividend payable on May 15, 2001, to shareholders of record as of May 1, 2001.

These subsequent events have not been reflected in the accompanying consolidated financial statements.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

The Corporation has not experienced any material changes to its market risk position since December 31, 2000, from that disclosed in the Corporation's 2000 Form 10-K Annual Report.

                              ASSOCIATED BANC-CORP
                           PART II - OTHER INFORMATION

ITEM 6:   Exhibits and Reports on Form 8-K

          (a)      Exhibits:

                   Exhibit 11, Statement regarding computation of per-share earnings. See Note 4 of the notes to consolidated financial statements in Part I Item I.

          (b)      Reports on Form 8-K:

          There were no reports on Form 8-K filed for the three months ended March 31, 2001.

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

                                         ASSOCIATED BANC-CORP
                                         ---------------------------------------
                                         (Registrant)


Date:  May 15, 2001                      /s/ Robert C. Gallagher
                                         ---------------------------------------
                                         Robert C. Gallagher
                                         President and Chief Executive Officer


Date:  May 15, 2001                      /s/ Joseph B. Selner
                                         ---------------------------------------
                                         Joseph B. Selner
                                         Principal Financial Officer