Form 10-Q
period 2001-06-30
ASSOCIATED BANC-CORP
filed 2001-08-13
CIK 7789

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended                  June 30, 2001
                                     ------------------------------------------

                                       OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the transition period from                        to
                                    --------------------    -------------------

Commission file number                   0-5519
                       --------------------------------------------------------

                           Associated Banc-Corp
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


Wisconsin                                                      39-1098068
-------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization) (IRS employer identification no.)

1200 Hansen Road, Green Bay, Wisconsin                             54304
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

                                               Yes    X    No
                                                   ------     --------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant's common stock, par value $0.01 per share, at July 31, 2001, was 66,113,177 shares.

                              ASSOCIATED BANC-CORP
                                TABLE OF CONTENTS


                                                                       Page No.
PART I.  Financial Information

         Item 1.  Financial Statements (Unaudited):

                  Consolidated Balance Sheets -
                  June 30, 2001, June 30, 2000 and December 31, 2000          3

                  Consolidated Statements of Income -
                  Three and Six Months Ended June 30, 2001 and 2000           4

                  Consolidated Statement of Changes in Stockholders' Equity -
                  Six Months Ended June 30, 2001                              5

                  Consolidated Statements of Cash Flows -
                  Six Months Ended June 30, 2001 and 2000                     6

                  Notes to Consolidated Financial Statements                  7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              12

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                                26

PART II. Other Information

         Item 4.  Submission of Matters to a Vote of Security Holders        27
         Item 6.  Exhibits and Reports on Form 8-K                           28

Signatures                                                                   29

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

                              ASSOCIATED BANC-CORP
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                         June 30,       June 30,       December 31,
                                                                           2001           2000            2000
                                                                       -------------- -------------- ----------------
($ in Thousands, except share data)
ASSETS
Cash and due from banks                                                    $ 309,521      $ 338,727        $ 368,186
Interest-bearing deposits in other financial institutions                      4,692          4,721            5,024
Federal funds sold and securities purchased under agreements to
    resell                                                                    42,350        116,320           23,310
Investment securities:
    Held to maturity-at amortized cost (fair value of  $385,283 and
       $372,873, in 2000, respectively)                                          ---        391,414          368,558
    Available for sale-at fair value (amortized cost of $3,166,009,
       $2,915,152, and $2,867,109, respectively)                           3,249,373      2,848,595        2,891,647
Loans held for sale                                                          128,192         11,773           24,593
Loans                                                                      8,983,678      8,696,417        8,913,379
Allowance for loan losses                                                  (126,390)      (115,395)        (120,232)
                                                                       -------------- -------------- ----------------
    Loans, net                                                             8,857,288      8,581,022        8,793,147
Premises and equipment                                                       122,592        134,924          127,600
Other assets                                                                 498,281        570,763
                                                                                                             526,329
                                                                       -------------- -------------- ----------------
               Total assets                                              $13,212,289    $12,998,259      $13,128,394
                                                                       ============== ============== ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing deposits                                             $ 1,175,615    $ 1,131,871       $1,243,949
Interest-bearing deposits                                                  7,324,611      8,113,520        8,047,697
                                                                       -------------- -------------- ----------------
    Total deposits                                                         8,500,226      9,245,391        9,291,646
Short-term borrowings                                                      2,958,835      2,555,837        2,598,203
Long-term debt                                                               522,234        122,792          122,420
Accrued expenses and other liabilities                                       180,316        144,016          147,429
                                                                       -------------- -------------- ----------------
              Total liabilities                                           12,161,611     12,068,036       12,159,698

Stockholders' equity
    Preferred stock                                                              ---            ---              ---
     Common stock (par value $0.01 per share,
authorized               100,000,000 shares, issued 66,402,157,
68,798,457 and          66,402,157 shares, respectively)                         664            688              664
    Surplus                                                                  297,289        355,279          296,479
    Retained earnings                                                        710,052        624,661          663,566
    Accumulated other comprehensive income (loss)                             51,857       (42,861)           15,581
    Treasury stock at cost (297,054, 262,718 and 285,948 shares,
       respectively)                                                         (9,184)        (7,544)          (7,594)
                                                                       -------------- -------------- ----------------
              Total stockholders' equity                                   1,050,678        930,223          968,696
                                                                       -------------- -------------- ----------------
               Total liabilities and stockholders' equity               $ 13,212,289   $ 12,998,259    $  13,128,394
                                                                       ============== ============== ================

See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:


                              ASSOCIATED BANC-CORP
                        Consolidated Statements of Income
                                   (Unaudited)
                                                                  Three Months Ended               Six Months Ended
                                                                       June 30,                       June 30,
                                                                     2001         2000         2001         2000
                                                                  ----------- ------------- ------------ ------------
(In Thousands, except per share data)
INTEREST INCOME
    Interest and fees on loans                                      $178,236      $177,650     $362,611     $349,889
    Interest and dividends on investment securities:
       Taxable                                                        37,082        40,782       75,654       82,504
       Tax exempt                                                     10,042         9,171       20,206       17,367
    Interest on deposits in other financial institutions                  94           106          215          170
    Interest on federal funds sold and securities
       purchased under agreements to resell                              194           589          641        1,141
                                                                  ----------- ------------- ------------ ------------
       Total interest income                                         225,648       228,298      459,327      451,071
INTEREST EXPENSE
    Interest on deposits                                              78,965        92,137      170,392      173,695
    Interest on short-term borrowings                                 38,140        38,074       81,444       79,495
    Interest on long-term debt                                         4,591         1,725        6,536        3,170
                                                                  ----------- ------------- ------------ ------------
       Total interest expense                                        121,696       131,936      258,372      256,360
                                                                  ----------- ------------- ------------ ------------
NET INTEREST INCOME                                                  103,952        96,362      200,955      194,711
    Provision for loan losses                                          6,365         5,166       11,947       10,881
                                                                  ----------- ------------- ------------ ------------
    Net interest income after provision for loan losses               97,587        91,196      189,008      183,830
NONINTEREST INCOME
    Trust service fees                                                 7,339         9,526       15,411       19,649
    Service charges on deposit accounts                                9,550         8,207       18,295       15,681
    Mortgage banking                                                  15,391         4,902       24,565        9,492
    Credit card and other nondeposit fees                              7,234         7,260       14,020       12,536
    Retail commissions                                                 4,265         5,337        8,749       10,945
    Asset sale gains, net                                                383        13,043          915       21,307
    Investment securities gains (losses), net                            (4)       (5,490)          242      (7,192)
    Other                                                              6,871         7,703       13,151       14,014
                                                                  ----------- ------------- ------------ ------------
       Total noninterest income                                       51,029        50,488       95,348       96,432
NONINTEREST EXPENSE
    Personnel expense                                                 41,233        38,916       81,538       77,554
    Occupancy                                                          5,927         5,672       12,281       11,816
    Equipment                                                          3,650         3,755        7,330        7,852
    Data processing                                                    4,822         6,708        9,665       12,387
    Business development and advertising                               3,191         3,269        6,192        6,499
    Stationery and supplies                                            2,330         1,999        4,062        3,823
    FDIC expense                                                         446           421          880          898
    Other                                                             20,679        20,291       38,780       38,813
                                                                  ----------- ------------- ------------ ------------
       Total noninterest expense                                      82,278        81,031      160,728      159,642
                                                                  ----------- ------------- ------------ ------------
Income before income taxes                                            66,338        60,653      123,628      120,620
Income tax expense                                                    20,319        16,956       35,523       33,842
                                                                  ----------- ------------- ------------ ------------
NET INCOME                                                           $46,019       $43,697      $88,105      $86,778
                                                                  =========== ============= ============ ============

Earnings per share:
    Basic                                                              $0.70         $0.63        $1.33        $1.25
    Diluted                                                            $0.69         $0.63        $1.32        $1.25
Average shares outstanding:
    Basic                                                             66,146        68,918       66,148       69,211
    Diluted                                                           66,691        69,206       66,676       69,508

See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:


                              ASSOCIATED BANC-CORP
                            Consolidated Statement of Changes in Stockholders' Equity
                                   (Unaudited)


                                                                               Accumulated
                                                                                  Other
                                               Common              Retained    Comprehensive  Treasury
                                                Stock    Surplus   Earnings   Income (Loss)     Stock       Total
                                              ---------- --------- ---------- --------------- ---------- ------------
($ in Thousands, except per share data)

Balance, December 31, 2000                        $664   $296,479   $663,566         $15,581   $(7,594)     $968,696
Comprehensive income:
   Net income                                      ---        ---     88,105             ---        ---       88,105
Cumulative effect of accounting change, net
of tax                                             ---        ---        ---         (1,265)        ---      (1,265)
Net loss on derivative instruments, net of
tax                                                ---        ---        ---           (235)        ---        (235)
Net unrealized holding gains, net of tax           ---        ---        ---          37,776        ---       37,776
                                                                                                         ------------
       Comprehensive income                                                                                  124,381
                                                                                                         ------------
Cash dividends, $0.60 per share                    ---        ---   (39,695)             ---        ---     (39,695)
Common stock issued:
   Stock options exercised                         ---        ---    (1,924)             ---      5,392        3,468
Tax benefit of stock options                       ---        810        ---             ---        ---          810
Purchase of treasury stock                         ---        ---        ---             ---    (6,982)      (6,982)
                                              --------- ---------- ---------- --------------- ---------- ------------
Balance, June 30, 2001                            $664   $297,289   $710,052         $51,857   $(9,184)   $1,050,678
                                              ========= ========== ========== =============== ========== ============

See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:

                              ASSOCIATED BANC-CORP
                      Consolidated Statements Of Cash Flows
                                   (Unaudited)

                                                                            For the Six Months Ended June 30,
                                                                                2001             2000
                                                                            ---------------   ------------
($ in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                          $88,105         $86,778
Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses                                                         11,947          10,881
   Depreciation and amortization                                                      9,526           9,957
   Amortization (accretion) of:
     Mortgage servicing rights                                                        6,609           4,779
     Intangibles                                                                      4,203           4,491
     Investment premiums and discounts                                                (368)             235
     Deferred loan fees and costs                                                   (1,190)         (1,369)
   (Gain) loss on sales of securities, net                                            (242)           7,192
   Gain on sales of assets, net                                                     (4,918)        (21,307)
   Gain on sales of loans held for sale, net                                        (9,545)         (1,135)
   Mortgage loans originated and acquired for sale                              (1,008,849)       (156,736)
   Proceeds from sales of mortgage loans held for sale                              914,795         158,053
   Increase in interest receivable and other assets                                 (2,960)        (23,466)
   Increase (decrease) in interest payable and other liabilities                     33,697           5,105
                                                                           ----------------- ---------------
Net cash provided by operating activities                                            40,810          83,458
                                                                           ----------------- ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans                                                              (76,638)       (486,370)
Capitalization of mortgage servicing rights                                         (9,735)         (1,779)
Purchases of:
  Securities available for sale                                                   (292,255)       (632,145)
  Premises and equipment, net of disposals                                          (3,945)         (6,413)
Proceeds from:
  Sales of securities available for sale                                             57,384         458,464
  Maturities of securities available for sale                                       305,138         167,697
  Maturities of securities held to maturity                                             ---          22,483
  Sale of credit card receivables                                                       ---         156,376
  Sales of other real estate owned and other assets                                  13,467           5,591
                                                                           ----------------- ---------------
Net cash used by investing activities                                               (6,584)       (316,096)
                                                                           ----------------- ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                                               (791,420)         635,932
Net increase (decrease) in short-term borrowings                                    360,632       (219,254)
Repayment of long-term debt                                                           (186)         (1,491)
Proceeds from issuance of long-term debt                                            400,000         100,000
Cash dividends                                                                     (39,695)        (36,566)
Proceeds from exercise of stock options                                               3,468           1,992
Sales of branch deposits                                                                ---        (74,183)
Purchase of treasury stock                                                          (6,982)        (28,190)
                                                                           ----------------- ---------------
Net cash provided (used) by financing activities                                   (74,183)         378,240
                                                                           ----------------- ---------------
Net  increase (decrease) in cash and cash equivalents                              (39,957)         145,602
Cash and cash equivalents at beginning of period                                    396,520         314,166
                                                                           ----------------- ---------------
Cash and cash equivalents at end of period                                         $356,563        $459,768
                                                                           ================= ===============
Supplemental disclosures of cash flow information: Cash paid during the period for:
   Interest                                                                        $270,221        $248,434
   Income taxes                                                                      32,856          42,995
Supplemental schedule of noncash investing activities:
    Securities held to maturity transferred to securities available for sale        372,873             ---
    Loans transferred to other real estate                                            1,740           3,506

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

NOTE 2:  Reclassifications

Certain items in the prior period consolidated financial statements have been reclassified to conform with the June 30, 2001 presentation.

NOTE 3:  Adoption of Statements of Financial Accounting Standards ("SFAS")

As required, on January 1, 2001, the Corporation adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," (collectively referred to as "SFAS 133" or as the "statement"). The adoption of SFAS 133 had an immaterial impact on the consolidated financial statements. See
Note 5 of the notes to consolidated financial statements for a more detailed discussion.

SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and rescinds SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125." The statement revises the standards for accounting for securitizations and other transfers of financial assets and requires certain disclosures, but it also carries over most of the provisions of SFAS No. 125 without modification. The statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on the application of a financial components approach that focuses on control. It was effective for transactions occurring after March 31, 2001, and was to be applied prospectively with certain exceptions. The adoption was not material to the Corporation's financial position or results of operations.

NOTE 4:  Earnings Per Share

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options.

Presented below are the calculations for basic and diluted earnings per share:

                                                              Three Months Ended            Six Months Ended
                                                                   June 30,                     June 30,
                                                              2001          2000          2001           2000
                                                          ------------- ------------- -------------- --------------
                                                                   (In Thousands, except per share data)

Net income                                                     $46,019       $43,697        $88,105        $86,778
                                                          ============= ============= ============== ==============

Weighted average shares outstanding                             66,146        68,918         66,148         69,211
Effect of dilutive stock options outstanding                       545           288            528            297
                                                          ------------- ------------- -------------- --------------
Diluted weighted average shares outstanding                     66,691        69,206         66,676         69,508
                                                          ============= ============= ============== ==============

Basic earnings per share                                         $0.70         $0.63          $1.33          $1.25
                                                          ============= ============= ============== ==============
Diluted earnings per share                                       $0.69         $0.63          $1.32          $1.25
                                                          ============= ============= ============== ==============

NOTE 5:  Derivatives and Hedging Activities

Effective January 1, 2001, the Corporation adopted SFAS 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

The Corporation uses derivative instruments primarily to hedge the variability in interest payments or protect the value of certain assets and liabilities recorded on its balance sheet from changes in interest rates. The predominant activities affected by the statement include the Corporation's use of interest rate swaps and certain mortgage banking activities. The adoption of the statement included the following:

o Under SFAS No. 133, the Corporation was allowed a one-time opportunity to reclassify investment assets from held-to-maturity ("HTM") to available-for-sale ("AFS"). Thus upon adoption, the Corporation reclassified all its HTM securities to AFS. The amortized cost and fair value of the securities transferred were $369 million and $373 million, respectively.

o The Corporation designated its interest rate swaps existing at December 31, 2000, to qualify for hedge accounting. The swaps hedge the exposure to variability in interest payments of variable rate liabilities. These hedges represent cash flow hedges and were highly effective at adoption. On adoption, the cumulative effect, net of taxes of $843,000, was recorded as a decrease to other comprehensive income of $1.3 million.

o The Corporation's commitments to sell groups of residential mortgage loans that it originates or purchases as part of its mortgage banking business, as well as its commitments to originate residential mortgage loans are considered derivatives under SFAS No. 133. The fair value of these derivatives at adoption, an $11,000 net gain, was recorded directly to the consolidated statements of income in mortgage banking income.

In accordance with the statement, the Corporation measures the effectiveness of its hedges on a periodic basis. Any difference between the fair value change of the hedge versus the fair value change of the hedged item is considered to be the "ineffective" portion of the hedge. The ineffective portion of the hedge is recorded as an increase or decrease in the related income statement classification of the item being hedged. For the mortgage derivatives which are not accounted for as hedges, changes in the fair value are recorded as an adjustment to mortgage banking income.

At June 30, 2001, the swaps designated as cash flow hedges have a notional amount of $500 million, have a weighted average pay/receive rate of 5.61% and 4.73%, respectively, and a weighted average maturity of 54 months. At June 30, 2001, the estimated fair value of the swaps was a $2.5 million loss, or $1.5 million, net of taxes of $1.0 million, carried as a component of other comprehensive income. There was no ineffective portion to be recorded. Currently, none of the existing amounts within other comprehensive income are expected to be reclassified into earnings within the next 12 months.

At June 30, 2001, the swaps designated as fair value hedges have a notional amount of $29 million, a weighted average pay/receive rate of 7.48% and 6.19%, respectively, and a weighted average maturity of 62 months. At June 30, 2001, the estimated fair value of these swaps was a $128,000 gain.

The change in fair value of the mortgage derivatives since adoption of SFAS 133 was a net gain of $924,000 and is recorded in mortgage banking income for the six months ended June 30, 2001.

NOTE 6:  Segment Reporting

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires selected financial and descriptive information about reportable operating segments. The statement uses a "management approach" concept as the basis for identifying reportable segments. The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions, allocating resources, and assessing performance. The segments reflect the structure of the internal organization, focusing on financial information that the enterprise uses to make decisions about the operating matters.

The Corporation's reportable segment is banking, conducted through its bank, mortgage, insurance, and brokerage subsidiaries. For purposes of segment disclosure under this statement, these entities have similar economic characteristics and the nature of their products, services, processes, customers, delivery channels and regulatory environment are similar.

The "other" segment is comprised of smaller nonreportable segments, including asset management, consumer finance, treasury, holding company investments, as well as inter-segment eliminations and residual revenues and expenses, representing the difference between actual amounts incurred and the amounts allocated to operating segments. The net loss for the "other" segment in 2001 versus 2000 was predominantly driven by the lower trust revenue.





Selected segment information is presented below.

---------------------------------------------------------- -------------- ------------- --------------- --------------
                                                              Banking        Other       Eliminations   Consolidated
                                                                                                            Total
---------------------------------------------------------- -------------- ------------- --------------- --------------
As of and for the three months ended June 30, 2001                              ($ in Thousands)


Total assets                                                 $13,881,860    $1,208,585    $(1,878,156)    $13,212,289
                                                           ============== ============= =============== ==============

Interest income                                                 $235,721        $4,144       $(14,217)       $225,648
Interest expense                                                 133,884         2,029        (14,217)        121,696
                                                           -------------- ------------- --------------- --------------
  Net interest income                                            101,837         2,115             ---        103,952
Provision for loan losses                                          6,913         (548)             ---          6,365
Noninterest income                                                70,567        14,854        (34,392)         51,029
Depreciation and amortization                                      9,260           281             ---          9,541
Other noninterest expense                                         87,519        19,610        (34,392)         72,737
Income taxes                                                      19,819           500             ---         20,319
                                                           -------------- ------------- --------------- --------------
  Net income (loss)                                              $48,893      $(2,874)            $---        $46,019
                                                           ============== ============= =============== ==============

As of and for the three months ended June 30, 2000

Total assets                                                 $13,793,634    $1,154,441    $(1,949,816)    $12,998,259
                                                           ============== ============= =============== ==============

Interest income                                                 $241,107        $5,418       $(18,227)       $228,298
Interest expense                                                 147,007         3,156        (18,227)        131,936
                                                           -------------- ------------- --------------- --------------
  Net interest income                                             94,100         2,262             ---         96,362
Provision for loan losses                                          3,911         1,255             ---          5,166
Noninterest income                                                64,234        18,089        (31,835)         50,488
Depreciation and amortization                                      9,187           280             ---          9,467
Other noninterest expense                                         85,031        18,368        (31,835)         71,564
Income taxes                                                      17,550         (594)             ---         16,956
                                                           -------------- ------------- --------------- --------------
  Net income                                                     $42,655        $1,042            $---        $43,697
                                                           ============== ============= =============== ==============

---------------------------------------------------------- -------------- ------------- --------------- --------------








---------------------------------------------------------- -------------- ------------- --------------- --------------
                                                              Banking        Other        Eliminations   Consolidated
                                                                                                             Total
---------------------------------------------------------- -------------- ------------- --------------- --------------
As of and for the six months ended June 30, 2001                                ($ in Thousands)

Total assets                                                 $13,881,860    $1,208,585    $(1,878,156)    $13,212,289
                                                           ============== ============= =============== ==============

Interest income                                                 $482,552        $8,665       $(31,890)       $459,327
Interest expense                                                 285,309         4,953        (31,890)        258,372
                                                           -------------- ------------- --------------- --------------
  Net interest income                                            197,243         3,712             ---        200,955
Provision for loan losses                                         12,200         (253)             ---         11,947
Noninterest income                                               130,329        32,755        (67,736)         95,348
Depreciation and amortization                                     19,776           562             ---         20,338
Other noninterest expense                                        170,821        37,305        (67,736)        140,390
Income taxes                                                      34,169         1,354             ---         35,523
                                                           -------------- ------------- --------------- --------------
  Net income (loss)                                              $90,606      $(2,501)            $---        $88,105
                                                           ============== ============= =============== ==============

As of and for the six months ended June 30, 2000

Total assets                                                 $13,793,634    $1,154,441    $(1,949,816)    $12,998,259
                                                           ============== ============= =============== ==============

Interest income                                                 $475,910       $10,445       $(35,284)       $451,071
Interest expense                                                 285,317         6,327        (35,284)        256,360
                                                           -------------- ------------- --------------- --------------
  Net interest income                                            190,593         4,118             ---        194,711
Provision for loan losses                                          9,408         1,473             ---         10,881
Noninterest income                                               125,137        36,876        (65,581)         96,432
Depreciation and amortization                                     18,652           575             ---         19,227
Other noninterest expense                                        171,506        34,490        (65,581)        140,415
Income taxes                                                      33,175           667             ---         33,842
                                                           -------------- ------------- --------------- --------------
  Net income                                                     $82,989        $3,789            $---        $86,778
                                                           ============== ============= =============== ==============

---------------------------------------------------------- -------------- ------------- --------------- --------------

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

In the second quarter of 2001, the Corporation merged all of the Wisconsin bank affiliates (Associated Bank South Central, Associated Bank North, Associated Bank Milwaukee, Associated Bank, National Association, Associated Bank Lakeshore, National Association, and Associated Bank Green Bay, National Association) into a single national banking charter, headquartered in Green Bay, Wisconsin, under the name Associated Bank, National Association. Certain nonbank subsidiaries (Associated Leasing, Inc. and Associated Banc-Corp Services, Inc.) also merged with and into the resultant bank, becoming operating divisions of Associated Bank, National Association.

Results of Operations - Summary

Net income for the first six months of 2001 ("YTD01") totaled $88.1 million, or $1.33 and $1.32 for basic and diluted earnings per share ("EPS"). Comparatively, net income for the first six months of 2000 ("YTD00") was $86.8 million, or $1.25 for basic and diluted EPS, respectively. YTD01 results generated an annualized return on average assets ("ROA") of 1.36% and an annualized return on average equity ("ROE") of 17.61%, compared to 1.38% and 19.19%, respectively, for the same period in 2000. YTD01 net interest margin was 3.45% compared to 3.41% for the comparable period in 2000.


---------------------------------------------------------------------------------------------------------------------
                                     TABLE 1
                      Summary Results of Operations: Trends
                                       ($ in Thousands, except per share data)
                                                 2nd Qtr.       1st Qtr.      4th Qtr.      3rd Qtr.      2nd Qtr.
                                                   2001           2001          2000          2000          2000
---------------------------------------------- -------------- ------------- ------------- -------------- ------------
Net income (Qtr)                                     $46,019       $42,086       $39,701        $41,504      $43,697
Net income (YTD)                                     $88,105       $42,086      $167,983       $128,282      $86,778

Earnings per share - basic (Qtr)                       $0.70         $0.64         $0.60          $0.61        $0.63
Earnings per share - basic (YTD)                       $1.33         $0.64         $2.46          $1.86        $1.25

Earnings per share - diluted (Qtr)                     $0.69         $0.63         $0.60          $0.61        $0.63
Earnings per share - diluted (YTD)                     $1.32         $0.63         $2.46          $1.86        $1.25

Return on average assets (Qtr)                         1.42%         1.31%         1.21%          1.28%        1.39%
Return on average assets (YTD)                         1.36%         1.31%         1.31%          1.35%        1.38%

Return on average equity (Qtr)                        18.02%        17.18%        16.95%         17.75%       19.06%
Return on average equity (YTD)                        17.61%        17.18%        18.26%         18.70%       19.19%

Efficiency ratio (Qtr) *                              51.38%        53.68%        54.08%         56.63%       56.03%
Efficiency ratio (YTD) *                              52.48%        53.68%        55.48%         55.95%       55.61%

Net interest margin (Qtr)                              3.56%         3.34%         3.20%          3.25%        3.37%
Net interest margin (YTD)                              3.45%         3.34%         3.36%          3.35%        3.41%

* Noninterest expense divided by sum of taxable equivalent net interest income plus noninterest income, excluding investment securities gains (losses), net, and asset sales gains, net.

Net Interest Income and Net Interest Margin

Net interest income on a fully taxable equivalent basis for the six months ended June 30, 2001, was $212.1 million, up $7.3 million or 3.6% from the comparable period last year. This increase was primarily attributable to the benefit of lower interest rates and a higher level of earning assets.

Interest rates fell during the first six months of 2001, but rose during the same period in 2000. Comparatively, while the average Federal funds rate for YTD01 was 101 basis points ("bp") lower than for YTD00, the rate at June 30, 2001 was 275 bp lower than that at June 30, 2000.

The net interest margin for YTD01 was 3.45%, up 4 bp from 3.41% for YTD00. This comparable period increase is attributable to a 3 bp increase in interest rate spread and a 1 bp higher contribution from net free funds. The yield on earning assets was 7.70% for YTD01, down 2 bp from the comparable period last year.

The cost of interest-bearing liabilities was 4.81% for YTD01, down 5 bp compared to YTD00. The average cost of interest-bearing deposits excluding brokered CDs increased 12 bp and was offset by a reduction of 57 bp in the cost of wholesale funds (comprised of short-term borrowings and long-term debt). The increased cost of interest-bearing deposits was primarily due to longer-term CDs originated in the second half of 2000.

Earning assets increased by $326 million (2.7%) over the comparable period last year, while interest-bearing liabilities grew $231 million (2.2%). Loans growth, particularly in commercial loans, was the primary contributor to the growth in earning assets, up an average of $497 million (5.8%). The ratio of average loans to earning assets increased, with loans making up 73.9% of earning assets for YTD01 compared to 71.8% for YTD00.

Average investments decreased $171 million (5.1%), primarily in average U.S. government agencies and mortgage related securities. The 2.2% growth in interest-bearing liabilities was primarily attributable to increases in wholesale funding, which was up $501 million, offset by a $146 million reduction in interest-bearing deposits excluding brokered CDs and a $124 million decrease in brokered CDs.


----------------------------------------------------------------------------------------------------------------------
                                     TABLE 2
              Net Interest Income Analysis-Taxable Equivalent Basis
                                ($ in Thousands)
----------------------------------------------------------------------------------------------------------------------
                                               Six Months ended June 30, 2001       Six Months ended June 30, 2000
                                               ------------------------------       ------------------------------
                                                           Interest     Average                  Interest    Average
                                              Average       Income/     Yield/      Average      Income/     Yield/
                                              Balance       Expense      Rate       Balance      Expense      Rate
------------------------------------------- ------------- ------------ ---------- ------------- ----------- ----------
Loans                                         $9,024,936     $363,185      8.04%    $8,527,965    $350,515      8.17%
Investments and other                          3,187,837      107,284       6.73     3,358,462     110,594       6.59
                                            ------------- ------------            ------------- -----------
   Total earning assets                       12,212,773      470,469       7.70    11,886,427     461,109       7.72
Other assets, net                                811,744                               736,885
                                            -------------                         -------------
   Total assets                              $13,024,517                           $12,623,312
                                            =============                         =============

Interest-bearing deposits, excluding
brokered CDs                                  $7,040,467      154,527      4.43%    $7,186,576     154,201      4.31%
Brokered CDs                                     505,257       15,866       6.33       629,965      19,494       6.22
Wholesale funding                              3,237,342       87,979       5.41     2,735,864      82,665       5.98
                                            -------------                         -------------
                                                          ------------                          -----------
   Total interest-bearing liabilities         10,783,066      258,372       4.81    10,552,405     256,360       4.86
                                                          ------------                          -----------
Demand, non-interest bearing                   1,100,142                             1,042,500
Other liabilities                                132,438                               119,145
Stockholders' equity                           1,008,871                               909,262
                                            -------------                         -------------
   Total liabilities and equity              $13,024,517                           $12,623,312
                                            =============                         =============

Interest rate spread                                                       2.89%                                2.86%
Net free funds                                                              0.56                                 0.55
                                                                       ----------                           ----------
Net interest income, taxable equivalent,
and net interest margin                                      $212,097      3.45%                  $204,749      3.41%
                                                          ============ ==========               =========== ==========
Tax equivalent adjustment                                     $11,142                              $10,038
                                                          ------------                          -----------
Net interest income, as reported                             $200,955                             $194,711
                                                          ============                          ===========

------------------------------------------- ------------- ------------ ---------- ------------- ----------- ----------



----------------------------------------------------------------------------------------------------------------------
                                                 TABLE 2 (continued)
              Net Interest Income Analysis-Taxable Equivalent Basis
                                ($ in Thousands)
----------------------------------------------------------------------------------------------------------------------
                                              Three Months ended June 30, 2001     Three Months ended June 30, 2000
                                              --------------------------------     --------------------------------
                                                           Interest     Average                  Interest    Average
                                              Average       Income/     Yield/      Average      Income/     Yield/
                                              Balance       Expense      Rate       Balance      Expense      Rate
------------------------------------------- ------------- ------------ ---------- ------------- ----------- ----------
Loans                                         $9,063,780     $178,525      7.84%    $8,596,648    $178,001      8.23%
Investments and other                          3,164,578       52,664      6.66%     3,334,295      55,618       6.67
                                            ------------- ------------            ------------- -----------
   Total earning assets                       12,228,358      231,189      7.53%    11,930,943     233,619       7.79
Other assets, net                                808,237                               743,230
                                            -------------                         -------------
   Total assets                              $13,036,595                           $12,674,173
                                            =============                         =============

Interest-bearing deposits,
  excluding brokered CDs                      $7,040,448       73,778      4.20%    $7,155,538      78,326      4.62%
Brokered CDs                                     348,965        5,187       5.96       873,112      13,811       6.36
Wholesale funding                              3,371,135       42,731       5.01     2,535,132      39,799       6.21
                                            ------------- ------------            ------------- -----------
   Total interest-bearing liabilities         10,760,548      121,696       4.51    10,563,782     131,936       5.00
                                                          ------------                          -----------
Demand, non-interest bearing                   1,115,347                             1,058,252
Other liabilities                                136,413                               130,154
Stockholders' equity                           1,024,287                               921,985
                                            -------------                         -------------
   Total liabilities and equity              $13,036,595                           $12,674,173
                                            =============                         =============

Interest rate spread                                                       3.02%                                2.79%
Net free funds                                                              0.54                                 0.58
                                                                       ----------                           ----------
Net interest income, taxable equivalent,
and net interest margin                                      $109,493      3.56%                  $101,683      3.37%
                                                          ============ ==========               =========== ==========
Tax equivalent adjustment                                      $5,541                               $5,321
                                                          ------------                          -----------
Net interest income, as reported                             $103,952                              $96,362

------------------------------------------- ------------- ------------ ---------- ------------- ----------- ----------



-----------------------------------------------------------------------------------------------------------------------
                                     TABLE 3
                Volume / Rate Variance - Taxable Equivalent Basis
                                ($ in Thousands)
-----------------------------------------------------------------------------------------------------------------------
                                                                                 Comparison of
                                                                    Six months ended June 30, 2001 versus 2000
                                                                                      Variance Attributable to
                                                               Income/
                                                               Expense
                                                              Variance *                Volume             Rate
-------------------------------------------------------- ---------------------  --------------------- --------------
INTEREST INCOME
Loans                                                           $ 12,670              $ 23,154           $ (10,484)
Investments and other                                             (3,310)               (5,394)              2,084
                                                         ---------------------  --------------------- --------------
   Total interest income                                           9,360                17,760              (8,400)
INTEREST EXPENSE
Interest-bearing deposits excluding brokered CDs                $    326              $ (3,645)          $   3,971
Brokered CDs                                                      (3,628)               (2,960)               (668)
Wholesale funding                                                  5,314                13,218              (7,904)
                                                         ---------------------  --------------------- --------------
   Total interest expense                                          2,012                 6,613              (4,601)
                                                         ---------------------  --------------------- --------------
   Net interest income                                          $  7,348              $ 11,147           $  (3,799)
                                                         =====================  ===================== ==============

* The change in interest due to both rate and volume has been allocated proportionately to volume variance and rate variance based on the relationship of the absolute dollar change in each.
-----------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------
                                 TABLE 3 (continued)
                Volume / Rate Variance - Taxable Equivalent Basis
                                ($ in Thousands)
--------------------------------------------------------------------------------------------
                                    Comparison of
                     Three months ended June 30, 2001 versus 2000

                                                     Income/     Variance Attributable to
                                                     Expense
                                                    Variance *      Volume         Rate
------------------------------------------------- -------------  -------------  ------------
INTEREST INCOME
Loans                                               $    524       $11,076       $(10,552)
Investments and other                                 (2,954)       (2,609)          (345)
                                                  -------------  -------------  ------------
   Total interest income                              (2,430)        8,467        (10,897)
INTEREST EXPENSE
Interest-bearing deposits excluding brokered CDs    $ (4,548)      $(1,001)      $ (3,547)
Brokered CDs                                          (8,624)       (5,596)        (3,028)
Wholesale funding                                      2,932        10,597         (7,665)
                                                  -------------  -------------  ------------
   Total interest expense                            (10,240)        4,000        (14,240)
                                                  -------------  -------------  ------------
   Net interest income                              $  7,810       $ 4,467       $  3,343
================================================= =============  =============  ============

Provision for Loan Losses

YTD01 provision for loan losses was $11.9 million, up $1.0 million from YTD00. YTD01 net charge-offs as a percent of average loans (on an annualized basis) were 0.13% compared to YTD00 of 0.11%. The ratio of the allowance for loan losses to total loans was 1.41%, up from the 1.33% for YTD00. See Table 8.

The provision for loan losses results from the methodology used to determine the adequacy of the allowance for loan losses which focuses on changes in the size and character of the loan portfolio, changes in levels of impaired and other nonperforming loans, historical losses on each portfolio category, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other factors which could affect potential credit losses. See additional discussion under the "Allowance for Loan Losses" section.

Noninterest Income

YTD01 noninterest income was $95.3 million, down $1.1 million (1.1%) compared to YTD00. Primary categories that have impacted the change between comparable periods were mortgage banking, net gains (losses) on both investment securities and asset sales, and trust service fees.


---------------------------------------------------------------------------------------------------------------------
                                     TABLE 4
                               Noninterest Income
                                ($ in Thousands)
---------------------------------------------------------------------------------------------------------------------
                                     2nd Qtr. 2nd Qtr.  Dollar    Percent    YTD       YTD       Dollar     Percent
                                      2001     2000     Change    Change    2001      2000       Change     Change
------------------------------------ -------- --------- --------- --------- --------- --------- --------- -----------
Trust service fees                    $7,339    $9,526  $(2,187)   (23.0)%   $15,411   $19,649  $(4,238)     (21.6)%
Service charges on deposit accounts    9,550     8,207     1,343      16.4    18,295    15,681     2,614        16.7
Mortgage banking                      15,391     4,902    10,489     214.0    24,565     9,492    15,073       158.8
Credit card & other nondeposit fees    7,234     7,260      (26)     (0.4)    14,020    12,536     1,484        11.8
Retail commissions                     4,265     5,337   (1,072)    (20.1)     8,749    10,945   (2,196)      (20.1)
Bank owned life insurance income       3,184     3,131        53       1.7     6,318     6,030       288         4.8
Asset sale gains, net                    383    13,043  (12,660)    (97.1)       915    21,307  (20,392)      (95.7)
Other                                  3,687     4,572     (885)    (19.4)     6,833     7,984   (1,151)      (14.4)
                                     -------- --------- --------- --------- --------- --------- --------- -----------
  Subtotal                           $51,033   $55,978  $(4,945)    (8.8)%   $95,106  $103,624  $(8,518)      (8.2)%
Investment securities gains
(losses), net                            (4)   (5,490)     5,486    (99.9)       242   (7,192)     7,434     (103.4)
                                     -------- --------- --------- --------- --------- --------- --------- -----------
Total noninterest income             $51,029   $50,488      $541      1.1%   $95,348   $96,432  $(1,084)      (1.1)%
                                     ======== ========= ========= ========= ========= ========= ========= ===========

Subtotal, net of asset sale gains    $50,650   $42,935    $7,715     18.0%   $94,191   $82,317   $11,874       14.4%
==================================== ======== ========= ========= ========= ========= ========= ========= ===========

Trust service fees decreased $4.2 million, or 21.6%, between the comparable six-month periods. The change was predominantly due to a decrease in the market value of assets under management, primarily from the declines in the stock and bond markets between the comparable periods, and competitive market conditions.

Service charges on deposit accounts were up $2.6 million, or 16.7%, primarily due to YTD01 benefiting from the 2000 mid-year rate increases in non-sufficient fund/overdraft charges and other service charges.

Mortgage banking income consists of servicing fees, the gain or loss on sales of mortgage loans to the secondary market, gains on sales of servicing, and production-related revenue (origination, underwriting and escrow waiver fees). Mortgage banking income increased $15.1 million, more than double the YTD00 level. The increase was primarily a result of a significant increase in secondary mortgage loan production and related sales between comparable periods ($1 billion of production in YTD01 versus $157 million in YTD00). The higher production levels positively impacted gains on sales (up $13.3 million, of which, $935,000 was related to gains in the fair value of mortgage derivatives and $4.0 million was due to the sale of mortgage servicing) and volume related fees (up $1.8 million). The portfolio of loans serviced for others was down ($5.0 billion at YTD01, down 9% from $5.5 billion at YTD00) due to the sales of mortgage servicing rights of a portion of the portfolio.

Credit card and other nondeposit fees were $14.0 million for YTD01, an increase of $1.5 million or 11.8% over YTD00. Credit card revenue was enhanced by the April 2000 acquisition agreement and five-year agency agreement with Citibank USA which provide for agent fees and other income on new and existing card business.

Retail commission income (which includes commissions from insurance and brokerage product sales) was down $2.2 million compared to YTD00, primarily due to a weaker stock market and lower interest rate environment between comparable periods. Insurance commissions declined $993,000, while brokerage commissions declined $1.2 million.

Net asset sale gains decreased $20.4 million versus YTD00, due to the gain on sale of $128 million credit card receivables ($12.9 million) and the net premium on the sales of deposits of five branches ($8.2 million) during YTD00.

Other noninterest income decreased $1.2 million, or 14.4% from YTD00, of which $1.5 million was recognized during the second quarter of 2000 in connection with an interim servicing agreement with Citibank USA related to the credit card receivable sale.

Net investment securities gains (losses) increased $7.4 million versus YTD00. The YTD00 net losses of $7.2 million were from securities sold to mitigate interest rate risk and enhance future yields.

Noninterest Expense

Noninterest expense remained relatively unchanged between comparable periods, at $160.7 million for YTD01 versus $159.6 million for YTD00. Additionally, excluding a $2.2 million valuation adjustment on mortgage servicing rights in YTD01, noninterest expense was slightly lower (down $1.1 million, or 0.7%) than the same period last year.


--------------------------------------------------------------------------------------------------------------------
                                     TABLE 5
                               Noninterest Expense
                                ($ in Thousands)
--------------------------------------------------------------------------------------------------------------------
                                       2nd Qtr.  2nd Qtr. Dollar   Percent  YTD       YTD        Dollar    Percent
                                         2001     2000    Change   Change   2001      2000       Change    Change
-------------------------------------- --------- -------- -------- -------- --------- ---------- --------- ---------
Personnel expense                       $41,233  $38,916   $2,317     6.0%   $81,538    $77,554    $3,984      5.1%
Occupancy                                 5,927    5,672      255      4.5    12,281     11,816       465       3.9
Equipment                                 3,650    3,755    (105)    (2.8)     7,330      7,852     (522)     (6.6)
Data processing                           4,822    6,708  (1,886)   (28.1)     9,665     12,387   (2,722)    (22.0)
Business development & advertising        3,191    3,269     (78)    (2.4)     6,192      6,499     (307)     (4.7)
Stationery and supplies                   2,330    1,999      331     16.6     4,062      3,823       239       6.3
FDIC expense                                446      421       25      5.9       880        898      (18)     (2.0)
Mortgage servicing rights
amortization                              2,710    2,350      360     15.3     6,609      4,779     1,830      38.3
Intangible amortization expense           2,102    2,238    (136)    (6.1)     4,203      4,491     (288)     (6.4)
Legal and professional fees                 777    2,201  (1,424)   (64.7)     1,669      3,796   (2,127)    (56.0)
Other                                    15,090   13,502    1,588     11.8    26,299     25,747       552       2.1
-------------------------------------- --------- -------- -------- -------- --------- ---------- --------- ---------
Total noninterest expense               $82,278  $81,031   $1,247     1.5%  $160,728   $159,642    $1,086      0.7%
====================================== ========= ======== ======== ======== ========= ========== ========= =========

Personnel expense increased $4.0 million or 5.1% over YTD00, and represented 50.7% of total noninterest expense in YTD01 compared to 48.6% in YTD00. Salary expense increased $1.7 million or 2.7% between comparable periods, due primarily to merit increases, partially offset by the decline in full-time equivalent employees. Average full-time equivalent employees were down 1.9% to 3,850 for YTD01. Fringe benefits increased $2.3 million (14.8%) over YTD00, primarily the result of higher premium-based benefits.

Occupancy expense increased primarily due to rate increases in utilities, while equipment expense declined predominantly in computer depreciation expense. Data processing costs decreased due to lower overall vendor costs and lower credit card processing costs given the sale of the credit card receivables in April 2000. Business development and advertising declined, primarily in television advertising.

Mortgage servicing rights amortization expense includes the amortization of the mortgage servicing rights asset and increases or decreases to the valuation allowance associated with the mortgage servicing rights asset. Amortization of mortgage servicing rights increased by $1.8 million between comparable periods, predominantly driven by the addition of a $2.2 million valuation adjustment during YTD01, reflecting the decline in interest rates in 2001.

Legal and professional fees were down $2.1 million between comparable periods, principally in consultant fees. Other expense was $26.3 million, up $552,000 from YTD00, due primarily to increased mortgage loan expenses related to the higher secondary mortgage loan production during 2001 versus 2000.

Income Taxes

Income tax expense for YTD01 was $35.5 million, up $1.7 million or 5.0% from YTD00. The effective tax rate (income tax expense divided by income before taxes) was 28.7% and 28.1% for YTD01 and YTD00, respectively.

Balance Sheet

At June 30, 2001, total assets were $13.2 billion, an increase of $214 million, or 1.6%, over June 30, 2000. Loans grew $287 million, or 3.3%, since June 30, 2000. Commercial loans (up $536 million or 12%), now comprise 55% of total loans, consistent with Corporate strategic objectives, while residential real estate loans tempered overall loan growth (down $378 million or 12%) given the high refinance activity that occurred in 2001. Loans held for sale grew $116 million as a result of the increased residential mortgage loan activity between periods. Total deposits were down $745 million or 8.1%, primarily in brokered CDs which were down $644 million since June 30, 2000. Total deposits excluding brokered CDs ("retail deposits") were down $101 million or 1.2%. Demand deposits grew $44 million (3.9%), representing 14% to total deposits and to retail deposits at June 30, 2001, compared to 12% and 14%, respectively, a year earlier.

Since year-end 2000, total assets grew $84 million, primarily in loans. Loans increased $70 million (1.6% annualized), to $9.0 billion at June 30, 2001, with continued mix changes as noted in Table 6. Deposits decreased $791 million (17.2% annualized), to $8.5 billion at June 30, 2001, led by brokered CDs which decreased $593 million since year-end 2000 (see Table 7).

--------------------------------------------------------------------------------------------------------------------
                                     TABLE 6
                           Period End Loan Composition
                                ($ in Thousands)
--------------------------------------------------------------------------------------------------------------------
                                                June 30,      % of     June 30,       % of      Dec. 31,    % of
                                                   2001       Total       2000       Total        2000       Total
--------------------------------------------- -------------- ------- -------------- --------- ------------- --------
Commercial, financial & agricultural ("CF&A
loans")                                          $1,774,451     20%     $1,552,203       18%    $1,657,322      19%
Real estate-construction                            749,185       8        564,084         6       660,732        7
Commercial real estate                            2,401,869      27      2,265,142        26     2,287,946       26
Lease financing                                      14,026      --         22,483        --        14,854       --
                                              -------------- ------- -------------- --------- ------------- --------
  Commercial                                      4,939,531      55      4,403,912        50     4,620,854       52
Residential real estate                           2,863,382      32      3,241,495        38     3,158,721       35
Home Equity                                         535,525       6        453,961         5       508,979        6
                                              -------------- ------- -------------- --------- ------------- --------
  Residential mortgage                            3,398,907      38      3,695,456        43     3,667,700       41
Consumer                                            645,240       7        597,049         7       624,825        7
                                              -------------- ------- -------------- --------- ------------- --------
Total loans                                      $8,983,678    100%     $8,696,417      100%    $8,913,379     100%
                                              ============== ======= ============== ========= ============= ========

--------------------------------------------- -------------- ------- -------------- --------- ------------- --------


--------------------------------------------------------------------------------------------------------------------
                                     TABLE 7
                         Period End Deposit Composition
                                ($ in Thousands)
--------------------------------------------------------------------------------------------------------------------
                                                June 30,      % of     June 30,     % of        Dec. 31,     % of
                                                   2001       Total       2000       Total        2000       Total
--------------------------------------------- -------------- ------- -------------- --------- ------------- --------
Demand                                           $1,175,615     14%     $1,131,871       12%    $1,243,949      14%
Savings                                             839,538      10        968,610        11       857,247        9
NOW                                                 762,910       9        784,077         8       850,280        9
Money Market                                      1,759,104      21      1,366,995        15     1,492,628       16
Brokered CDs                                        322,857       4        966,755        10       916,060       10
Other time                                        3,640,202      42      4,027,083        44     3,931,482       42
                                              -------------- ------- -------------- --------- ------------- --------
Total deposits                                   $8,500,226    100%     $9,245,391      100%    $9,291,646     100%
                                              ============== ======= ============== ========= ============= ========
Retail deposits                                  $8,177,369     96%     $8,278,636       90%    $8,375,586      90%
                                              ============== ======= ============== ========= ============= ========

--------------------------------------------- -------------- ------- -------------- --------- ------------- --------

On average, total assets for YTD01 increased to $13.0 billion, or $401 million (3.2%) over YTD00. Average earning assets for YTD01 were $12.2 million, an increase of $326 million over YTD00. Loan growth accounted for essentially all the earning asset growth.

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

--------------------------------------------------------------------------------------------------------------------
                                     TABLE 8
               Allowance for Loan Losses and Nonperforming Assets
                                ($ in Thousands)
--------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------- --------------------------- ----------------
                                                                              At and for the        At and for the
                                                                             Six months ended         year ended
                                                                                 June 30,            December 31,
----------------------------------------------------------------------- --------------------------- ----------------
                                                                            2001          2000           2000
                                                                        ------------- ------------- ----------------
Allowance for Loan Losses (AFLL):
Balance at beginning of period                                              $120,232      $113,196         $113,196
Decrease from sale of credit card receivables                                    ---       (4,216)          (4,216)
Provision for loan losses                                                     11,947        10,881           20,206
Charge-offs                                                                  (7,216)       (5,758)         (11,155)
Recoveries                                                                     1,427         1,292            2,201
                                                                        ------------- ------------- ----------------
    Net charge-offs                                                          (5,789)       (4,466)          (8,954)
                                                                        ------------- ------------- ----------------
Balance at end of period                                                     126,390      $115,395         $120,232
                                                                        ============= ============= ================

Nonperforming Assets:
Nonaccrual loans                                                             $49,147       $35,155          $41,045
Accruing loans past due 90 days or more                                        3,779         4,886            6,492
Restructured loans                                                               143           ---              159
                                                                        ------------- ------------- ----------------
Total nonperforming loans                                                     53,069        40,041           47,696
Other real estate owned                                                        2,603         3,954            4,032
                                                                        ------------- ------------- ----------------
      Total nonperforming assets                                             $55,672       $43,995          $51,728
                                                                        ============= ============= ================

Ratios:
AFLL to net charge-offs (annualized)                                          10.83x        12.85x           13.43x
Net charge-offs to average loans (annualized)                                  0.13%         0.11%            0.10%
AFLL to total loans                                                            1.41%         1.33%            1.35%
Nonperforming loans to total loans                                             0.59%         0.46%            0.54%
Nonperforming assets to total assets                                           0.42%         0.34%            0.39%
AFLL to nonperforming loans                                                     238%          288%             252%
----------------------------------------------------------------------- ------------- ------------- ----------------

As of June 30, 2001, the allowance for loan losses ("AFLL") was $126.4 million, representing 1.41% of loans outstanding, compared to $115.4 million, or 1.33% of loans, at June 30, 2000, and $120.2 million, or 1.35% at year-end 2000. At June 30, 2001, the AFLL was 238% of nonperforming loans compared to 288% and 252% at June 30 and December 31, 2000, respectively. Table 8 provides additional information regarding activity in the AFLL.

The AFLL at June 30, 2001 increased $11.0 million (9.5%) since June 30, 2000 and $6.2 million (5.1%) since December 31, 2000. The increase is, in part, in response to continued growth in total loans and the increase in nonperforming loans between comparable periods. Loans at June 30, 2001, grew $287 million (3.3%) since June 30, 2000. Commercial loans (see CF&A loans, commercial real estate and real estate construction loans included in Table 6) were up $536 million, while residential real estate loans were down $378 million, tempering overall loan growth. Period end loans grew $70 million (1.6% annualized) since year-end. The mix of commercial loans increased as a percent of total loans to 55% at June 30, 2001 compared to 50% at June 30, 2000 and 52% at December 31, 2000.

Charge-offs were $7.2 million for the six months ended June 30, 2001, $5.8 million for the comparable period ended June 30, 2000, and $11.2 million for the year 2000, while recoveries for the corresponding periods were $1.4 million, $1.3 million, and $2.2 million, respectively. As a result, the ratio of net charge-offs to average loans on an annualized basis was 0.13%, 0.11%, and 0.10% for YTD01, YTD00, and for the year 2000, respectively. The softening economy has affected the Corporation's customers and will likely continue for the remainder of the year.

The AFLL represents management's estimate of an amount adequate to provide for probable credit losses in the loan portfolio at the balance sheet date. Management's evaluation of the adequacy of the AFLL is based on management's ongoing review and grading of the loan portfolio, consideration of past loan loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, existing economic conditions, the fair value of underlying collateral, and other factors which could affect probable credit losses. Thus, in general, the change in the AFLL is a function of a number of factors, including but not limited to changes in the loan portfolio (see Table 6), net charge-offs and nonperforming loans (see Table
8).

Management believes the AFLL to be adequate at June 30, 2001. While management uses available information to recognize losses on loans, future adjustments to the AFLL may be necessary based on changes in economic conditions and the impact of such change on the Corporation's borrowers. As an integral part of their examination process, various regulatory agencies also review the AFLL. Such agencies may require that changes in the AFLL be recognized when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

Nonperforming Loans And Other Real Estate Owned

Management is committed to an aggressive nonaccrual and problem loan identification philosophy. This philosophy is embodied through the ongoing monitoring and reviewing of all pools of risk in the loan portfolio to ensure that problem loans are identified quickly and the risk of loss is minimized.

Nonperforming loans are considered an indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, loans 90 days or more past due but still accruing and restructured loans. The Corporation specifically excludes student loan balances that are 90 days or more past due and still accruing and that have contractual government guarantees as to collection of principal and interest, from its definition of nonperforming loans. The Corporation had $18 million, $17 million and $20 million of student loans at June 30, 2001, June 30, 2000, and December 31, 2000, respectively.

Table 8 provides detailed information regarding nonperforming assets. Total nonperforming loans at June 30, 2001 were up $5.4 million and $13.0 million from year-end 2000 and YTD00, respectively. The ratio of nonperforming loans to total loans was .59% at YTD01, as compared to .54% and .46% at year-end 2000, and YTD00, respectively. Nonaccrual loans account for the majority of the $13.0 million increase in nonperforming loans between comparable June 30 periods, with nonaccrual loans increasing $14.0 million (of which, $10.0 million was attributable to the addition of several large commercial relationships), partially offset by a $1.1 million decrease in accruing loans past due 90 or more days. Nonaccrual loans also account for the majority of the $5.4 million increase in nonperforming loans since year-end 2000. Nonaccrual loans increased $8.1 million (of which, $7.0 million was attributable to the addition of a few large commercial credits), while accruing loans past due 90 or more days decreased $2.7 million (due to the transfer of one large commercial credit from this category to the nonaccrual category).

Other real estate owned was $2.6 million at YTD01, down $1.4 million from both December 31 and June 30, 2000.

Potential problem loans are loans where there are doubts as to the ability of the borrower to comply with present repayment terms. The decision of management to place loans in this category does not necessarily mean that the Corporation expects losses to occur but that management recognizes that a higher degree of risk is associated with these performing loans. At June 30, 2001, potential problem loans totaled $156 million. The loans that have been reported as potential problem loans are not concentrated in a particular industry. Management does not presently expect significant losses from credits in this category.

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

The subsidiary banks are subject to regulation and, among other things, may be limited in their ability to pay dividends or transfer funds to the parent company. Accordingly, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available for the payment of cash dividends to the Corporation's stockholders or for other cash needs.

For the six months ended June 30, 2001, net cash provided from operating activities was $40.8 million, while investing and financing activities used net cash of $6.6 million and $74.2 million, respectively, for a net decrease in cash and cash equivalents of $40.0 million since year-end 2000. Generally, during YTD01, anticipated maturities of time deposits (predominantly in brokered CDs) occurred, while total asset growth since year-end 2000 was minimal (less than 1%). Thus, other financing sources increased, particularly long-term debt and other short-term borrowings, to replace the net decrease in deposits and to provide for common stock repurchases and payment of cash dividends to the Corporation's stockholders.

For the six months ended June 30, 2000, net cash was provided from both operating and financing activities ($83.5 million and $378.2 million, respectively), while investing activities used net cash of $316.1 million for a net increase in cash and cash equivalents of $145.6 million since year-end 1999. Generally, total assets grew during the first half of 2000, primarily in loans, and cash was also needed for payment of cash dividends and for common stock repurchases. These needs were funded by increased deposits (primarily brokered
CDs) net of deposits sold, and by proceeds from the sale of credit card receivables. During YTD00 proceeds from sales and maturities of investment securities were predominantly reinvested by the Corporation to mitigate interest rate risk and enhance future investment yields.

The parent company manages its liquidity position to provide the funds necessary to pay dividends to stockholders, service debt, invest in subsidiaries, repurchase common stock, and satisfy other operating requirements. The parent company's funding sources are varied, including dividends and service fees from subsidiaries, borrowings with major banks, commercial paper issuance, and proceeds from the issuance of equity. The parent company had $200 million of established lines of credit with nonaffiliated banks, of which $200 million was available at June 30, 2001. During 2000, a $200 million commercial paper program was initiated, of which $29.7 million was outstanding at June 30, 2001. Additionally, effective in May 2001, the parent filed a registration statement utilizing a "shelf" registration process. Under this shelf process, the parent company may offer up to $500 million of any combination of the following securities, either separately or in units: debt securities, preferred stock, depositary shares, common stock, and warrants. While there was nothing outstanding at June 30, 2001 under the shelf offerings, effective in August 2001, the parent company obtained $200 million in a subordinated notes offering, bearing a 6.75% coupon rate and 10-year maturity.

During 2000, the four largest subsidiary banks (Associated Bank Illinois, National Association, Associated Bank Milwaukee, Associated Bank Green Bay, National Association, and Associated Bank North) established a $2.0 billion bank note program. As noted in the section titled "Overview," during the second quarter of 2001 the Corporation merged its Wisconsin banks into a single national charter named Associated Bank, National Association; thus, subsequently the program is associated with Associated Bank Illinois, National Association and Associated Bank, National Association. Under this program, short-term and long-term debt may be issued. As of June 30, 2001, $200 million was outstanding under this program.

The parent company and certain banks were rated by Moody's, Standard and Poor's (S&P), and Fitch. These ratings, along with the Corporation's other ratings, provide opportunity for greater funding capacity and funding alternatives.

Capital

Stockholders' equity at June 30, 2001 increased to $1.1 billion, compared to $930.2 million at June 30, 2000. The increase in equity between the two periods was primarily composed of the retention of earnings and the exercise of stock options, with offsetting decreases to equity from the payment of dividends and the repurchase of common stock. Additionally, stockholders' equity at June 30, 2001, included $51.9 million of accumulated other comprehensive income, predominantly related to unrealized gains on securities available-for-sale, net of the tax effect. At June 30, 2000, stockholders' equity included $42.9 million of accumulated other comprehensive loss, related to unrealized losses on securities available-for-sale, net of the tax effect. Excluding the accumulated other comprehensive income (loss), stockholders' equity to assets would be 7.59% and 7.46% at June 30, 2001 and 2000, respectively.

Stockholders' equity grew $82.0 million since year-end 2000. The increase in equity between the two periods was primarily composed of the retention of earnings and the exercise of stock options, with offsetting decreases to equity from the payment of dividends and the repurchase of common stock. Additionally, stockholders' equity at year-end, included $15.6 million of accumulated other comprehensive income, related to unrealized gains on securities available-for-sale, net of the tax effect. Excluding the accumulated other comprehensive income, stockholders' equity to assets would be 7.59% and 7.27% at June 30, 2001 and December 31, 2000, respectively.

Cash dividends of $0.60 per share were paid in YTD01, compared to $0.5272 per share in YTD00, representing an increase of 13.8%.

The Board of Directors ("BOD") has authorized management to repurchase shares of the Corporation's common stock each quarter in the market, to be made available for issuance in connection with the Corporation's employee incentive plans and for other corporate purposes. During YTD01, 200,000 shares were repurchased under this authorization, at an average cost of $34.45 per share. Additionally, under two separate actions in 2000, the BOD authorized the repurchase and cancellation of the Corporation's outstanding shares, not to exceed 6.7 million shares on a combined basis. Under these authorizations no shares were repurchased during YTD01, and approximately 3.4 million shares remain authorized to repurchase at June 30, 2001. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities.

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


                                     TABLE 9
                                 Capital Ratios
                                       (In Thousands, except per share data)
------------------------------------------- ------------ -------------- ------------- -------------- ---------------
                                             June 30,       March 31,     Dec. 31,     Sept. 30,       June 30,
                                               2001           2001          2000          2000            2000
------------------------------------------- ------------ -------------- ------------- -------------- ---------------

Total stockholders' equity                   $1,050,678     $1,023,978      $968,696       $931,183        $930,223
Tier 1 capital                                  896,276        870,096       846,371        840,180         961,874
Total capital                                 1,020,620        989,683       966,994        957,530         971,089
Market capitalization                         2,379,119      2,198,989     2,008,274      1,751,531       1,494,770
                                            ------------ -------------- ------------- -------------- ---------------
Book value per common share                      $15.89         $15.48        $14.65         $13.94          $13.57
Cash dividend per common share                     0.31           0.29          0.29           0.29            0.26
Stock price at end of period                      35.99          33.25         30.38          26.25           21.81
Low closing stock price for the period            31.63          29.75         21.84          22.13           21.81
High closing stock price for the period           35.99          36.19         30.63          26.63           27.27
                                            ------------ -------------- ------------- -------------- ---------------
Total equity / assets                             7.95%          7.80%         7.38%          7.09%           7.16%
Total equity / assets, adjusted (1)                7.59           7.46          7.27           7.22            7.46
Tangible common equity / assets                    7.23           7.06          6.62           6.31            6.36
Tier 1 leverage ratio                              6.93           6.74          6.52           6.57            6.86
Tier 1 risk-based capital ratio                    9.64           9.69          9.37           9.41           10.03
Total risk-based capital ratio                    10.98          11.02         10.70          10.72           11.30
                                            ------------ -------------- ------------- -------------- ---------------
Shares outstanding (period end)                  66,105         66,135        66,116         66,725          68,536
Basic shares outstanding (average)               66,146         66,150        66,314         68,031          68,918
Diluted shares outstanding (average)             66,691         66,688        66,542         68,293          69,206
                                            ============ ============== ============= ============== ===============

(1) - Ratio is based upon total equity and assets excluding the unrealized gains
(losses) arising during the year, net of income tax.
--------------------------------------------------------------------------------------------------------------------

Second Quarter Results

Net income for second quarter 2001 ("2Q01") was $46.0 million, up $2.3 million from the $43.7 million net income earned in the second quarter of 2000 ("2Q00"). ROE was 18.02%, down 104 bp from 2Q00, while ROA remained virtually unchanged with an increase of 3 bp to 1.42%.

Fully taxable equivalent net interest income for 2Q01 was $109.5 million, $7.8 million higher than 2Q00. The net interest margin of 3.56% in 2Q01 was 19 bp higher than the net interest margin of 3.37% in 2Q00 (see Tables 2 and 3). Changes in the volume and mix of average earning assets contributed $4.5 million to taxable equivalent net interest income, and changes in the rate environment also impacted taxable equivalent net interest income favorably by $3.3 million (see Table 3). Average earning assets growth (up $297 million to $12.2 billion), a decrease in interest-bearing deposits excluding brokered CDs (down $115 million), and a decrease in brokered CDs (down $524 million), was funded primarily by wholesale funds (up $836 million).

The net interest margin rose 19 bp to 3.56% for 2Q01, attributed primarily to falling interest rates (the average Fed funds rate for 2Q01 was 194 bp lower than 2Q00), and greater reliance on wholesale funds (which represented 31.3% of interest-bearing liabilities for 2Q01 compared to 24.0% for 2Q00). The 19 bp increase in net interest margin was the result of a 49 bp decrease in rate on interest-bearing liabilities, offset partly by a 26 bp drop in earning asset yield and 4 bp lower contribution from net free funds.

The provision for loan losses was up $1.2 million over the provision for 2Q00, in part due to loan growth particularly in commercial loans (CF&A loans, commercial real estate and real estate construction loans) and the increase in nonperforming loans between comparable periods. The AFLL to loans at June 30, 2001 was 1.41% compared to 1.33% at June 30, 2000. See Tables 6 and 8.

Noninterest income was $51.0 million for 2Q01, up $541,000 over 2Q00 (see Table
4). The change between comparable quarters was impacted by three primary components: a) net asset sale gains (down $12.7 million, as a result of the $12.9 million gain recorded on the sale of the credit card receivables in 2Q00),
b) net investment gains (losses) (up $5.5 million, principally due to losses incurred on mortgage-related securities sales in 2Q00), and c) mortgage banking income (up $10.5 million, primarily due to a dramatic increase in secondary mortgage loan production, positively impacting gains on the sale of mortgages and volume related fees, and $2.9 million gain from sale of mortgage servicing). Excluding these three components, noninterest income was down $2.8 million, or 7.3%. Trust service fees were down $2.2 million due to declines in the market value of assets under management. Service charges on deposit accounts in 2Q01 were up $1.3 million (16.4%) and include fee increases and changes in NSF and other service charges. Other income decreased $885,000, primarily due to $1.5 million recognized in connection with an interim servicing agreement with Citibank USA related to the credit card receivable sale.

Noninterest expense for 2Q01 was up $1.2 million over 2Q00 (see Table 5), in part due to a $2.3 million increase in personnel expense (of which, $1.2 million was due to higher fringe benefits and $1.1 million was attributable to higher salary expense from 2001 merit increases) and a $1.6 million increase in other expense (primarily in loan expense related to the higher secondary mortgage loan production during 2Q01 versus 2Q00). Partially offsetting these expense increases were lower data processing (due to software and system enhancement costs incurred in 2Q00) and legal and professional fees (attributable to higher consultant fees during 2Q00). Income taxes were up $3.4 million between comparable quarters, due to the increase in income before taxes and the increase in the effective tax rate, at 30.6% for 2Q01 compared to 28.0% for 2Q00.

Current Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria which intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived assets to Be Disposed Of".

The Corporation is required to adopt the provisions of SFAS No. 141 immediately and SFAS No. 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

SFAS No. 141 will require upon adoption of SFAS No. 142, that the Corporation evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Corporation will be required to assess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Corporation will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

As of the date of adoption, the Corporation expects to have unamortized goodwill in the amount of $92 million which will be subject to the transition provisions of SFAS No. 141 and SFAS No. 142. Amortization expense related to this goodwill was $6.6 million ($6.3 million after tax) and $3.3 million ($3.1 million after tax) for the year ended December 31, 2000 and the six months ended June 30, 2001. Due to the extensive nature and effort in adopting SFAS No. 141 and SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Corporation's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

Subsequent Event

On July 25, 2001, the Board of Directors declared a $0.31 per share dividend payable August 15, 2001, to shareholders of record as of August 1, 2001.

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

                              ASSOCIATED BANC-CORP
                           PART II - OTHER INFORMATION

ITEM 4:  Submission of matters to a vote of security holders

         (a) The corporation held its Annual Meeting of Shareholders on April 25, 2001. Proxies were solicited by corporation management pursuant to Regulation 14A under the Securities Exchange Act of 1934.

         (b) Directors elected at the Annual Meeting were Robert S. Gaiswinkler, Robert C. Gallagher, Robert P. Konopacky, and John C. Meng.

         (c) The matters voted upon and the results of the voting were as follows:

             (i) Election of the below-named nominees to the Board of Directors of the Corporation:

                                                 FOR                WITHHELD

                   All Nominees:              54,708,819                971,700

                   By Nominee:

                   Robert S. Gaiswinkler      54,635,604              1,044,915
                   Robert C. Gallagher        54,597,272              1,083,247
                   Robert P. Konopacky        54,404,712              1,275,807
                   John C. Meng               54,506,974              1,173,545

             (ii) Ratification of the selection of KPMG LLP as independent auditors of Associated for the year ending December 31, 2001.

                           FOR               AGAINST            ABSTAIN
                           ---               -------            -------

                         55,248,884           194,134           237,501

         (d) Not applicable

ITEM 6:  Exhibits and Reports on Form 8-K

         (a) Exhibits:

             Exhibit 11, Statement regarding computation of per-share earnings. See Note 4 of the notes to consolidated financial statements in Part I Item I.

         (b) Reports on Form 8-K:

             There were no reports on Form 8-K filed for the six months ended June 30, 2001.

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       ASSOCIATED BANC-CORP
                                       ----------------------------------------
                                       (Registrant)


Date:  August 13, 2001                 /s/ Robert C. Gallagher
                                       ----------------------------------------
                                       Robert C. Gallagher
                                       President and Chief Executive Officer


Date:  August 13, 2001                 /s/ Joseph B. Selner
                                       ---------------------------------------
                                       Joseph B. Selner
                                       Principal Financial Officer