Form 10-Q
period 2001-09-30
ASSOCIATED BANC-CORP
filed 2001-11-14
CIK 7789

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITI
-----   EXCHANGE ACT OF 1934

        For the quarterly period ended   September 30, 2001
                                       ----------------------------------------

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
-----   OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                  to
                                     -----------------  ----------------------

Commission file number               0-5519
                      --------------------------------------------------------

                              Associated Banc-Corp
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     Wisconsin                                              39-1098068
------------------------------------------------------------------------------
(State or other jurisdiction of                         (IRS employer
 incorporation or organization)                          identification no.)

     1200 Hansen Road, Green Bay, Wisconsin                    54304
------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip code)

                                 (920) 491-7000
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

------------------------------------------------------------------------------
                    (Former name, former address and former
                   fiscal year, if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant's common stock, par value $0.01 per share, at October 31, 2001, was 65,682,659 shares.

                              ASSOCIATED BANC-CORP
                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------
PART I.      Financial Information

             Item 1.  Financial Statements (Unaudited):

                      Consolidated Balance Sheets -
                      September 30, 2001, September 30, 2000
                      and December 31, 2000                                 3

                      Consolidated Statements of Income -
                      Three and Nine Months Ended
                      September 30, 2001 and 2000                           4

                      Consolidated Statement of Changes in
                      Stockholders' Equity -
                      Nine Months Ended September 30, 2001                  5

                      Consolidated Statements of Cash Flows -
                      Nine Months Ended September 30, 2001 and 2000         6

                      Notes to Consolidated Financial Statements            7

             Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations        12

             Item 3.  Quantitative and Qualitative Disclosures About
                      Market Risk                                          26

PART II.     Other Information

             Item 6.  Exhibits and Reports on Form 8-K                     27

 Signatures                                                                28

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

                              ASSOCIATED BANC-CORP
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                            September 30,     September 30,   December 31,
                                                                2001              2000            2000
                                                           -----------------------------------------------
                                                                   ($ in Thousands, except share data)
ASSETS
Cash and due from banks                                     $    340,830    $    323,129    $    368,186
Interest-bearing deposits in other
    financial institutions                                        25,379          20,052           5,024
Federal funds sold and securities purchased under
    agreements to resell                                         305,825          21,075          23,310
Investment securities:
    Held to maturity-at amortized cost (fair value of
       $382,796 and $372,873, in 2000, respectively)                --           382,617         368,558
    Available for sale-at fair value (amortized cost of
       $3,127,117, $2,932,524, and $2,867,109,                 2,891,647
       respectively)                                           3,245,240       2,903,275
Loans held for sale                                              142,134          37,563          24,593
Loans                                                          9,010,370       8,858,665       8,913,379
Allowance for loan losses                                       (126,631)       (117,607)       (120,232)
                                                            --------------------------------------------
    Loans, net                                                 8,883,739       8,741,058       8,793,147
Premises and equipment                                           120,300         130,977         127,600
Other assets                                                     501,378         560,256         526,329
                                                            --------------------------------------------
               Total assets                                 $ 13,564,825    $ 13,120,002    $ 13,128,394
                                                            ============================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing deposits                                $  1,213,541    $  1,194,405    $  1,243,949
Interest-bearing deposits, excluding Brokered CDs              6,875,173       7,113,917       7,131,637
Brokered CDs                                                     310,198       1,022,994         916,060
                                                            --------------------------------------------
    Total deposits                                             8,398,912       9,331,316       9,291,646
Short-term borrowings                                          2,882,156       2,590,127       2,598,203
Long-term debt                                                 1,020,116         122,463         122,420
Accrued expenses and other liabilities                           184,767         145,913         147,429
                                                            --------------------------------------------
              Total liabilities                               12,485,951      12,189,819      12,159,698

Stockholders' equity
    Preferred stock                                                 --              --              --
     Common stock (par value $0.01 per share,
       authorized 100,000,000 shares, issued
       66,370,157, 67,024,657 and 66,402,157 shares,
respectively)                                                        664             670             664
    Surplus                                                      296,381         311,239         296,479
    Retained earnings                                            734,345         645,413         663,566
    Accumulated other comprehensive income (loss)                 65,147         (18,926)         15,581
    Treasury stock at cost (564,912, 299,219 and 285,948
       shares, respectively)                                     (17,663)         (8,213)         (7,594)
                                                            --------------------------------------------
              Total stockholders' equity                       1,078,874         930,183         968,696
                                                            --------------------------------------------
               Total liabilities and stockholders' equity   $ 13,564,825    $ 13,120,002    $ 13,128,394
                                                            ============================================

See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:

                              ASSOCIATED BANC-CORP
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                                  Nine Months
                                                    Three Months Ended              Ended
                                                        September 30,            September 30,
                                                      2001         2000         2001         2000
                                                    ----------------------------------------------
                                                          (In Thousands, except per share data)
INTEREST INCOME
    Interest and fees on loans                      $ 170,895   $ 186,556    $ 533,506   $ 536,445
    Interest and dividends on investment
       securities:
       Taxable                                         36,079      40,486      111,733     122,990
       Tax exempt                                      10,123      10,170       30,329      27,537
    Interest on deposits in other financial
       institutions                                        91         122          306         292
    Interest on federal funds sold and securities
       purchased under agreements to resell               246         558          887       1,699
                                                    ----------------------------------------------
       Total interest income                          217,434     237,892      676,761     688,963
INTEREST EXPENSE
    Interest on deposits                               70,314     100,727      240,706     274,422
    Interest on short-term borrowings                  30,247      40,469      111,691     119,964
    Interest on long-term debt                          9,862       2,158       16,398       5,328
                                                    ----------------------------------------------
       Total interest expense                         110,423     143,354      368,795     399,714
                                                    ----------------------------------------------
NET INTEREST INCOME                                   107,011      94,538      307,966     289,249
    Provision for loan losses                           6,966       4,122       18,913      15,003
                                                    ----------------------------------------------
    Net interest income after provision
       for loan losses                                100,045      90,416      289,053     274,246
NONINTEREST INCOME
    Trust service fees                                  6,627       9,665       22,038      29,314
    Service charges on deposit accounts                 9,672       8,821       27,967      24,502
    Mortgage banking                                   11,144       5,125       35,709      14,617
    Credit card and other nondeposit fees               6,896       6,475       20,916      19,011
    Retail commissions                                  4,119       4,632       12,868      15,577
     Bank owned life insurance income                   3,308       3,081        9,626       9,111
    Asset sale gains, net                                  59       3,179          974      24,486
    Investment securities gains (losses), net             476          (2)         718      (7,194)
    Other                                               5,848       3,393       12,681      11,377
                                                    ----------------------------------------------
       Total noninterest income                        48,149      44,369      143,497     140,801
NONINTEREST EXPENSE
    Personnel expense                                  43,266      40,380      124,804     117,934
    Occupancy                                           5,635       5,733       17,916      17,549
    Equipment                                           3,493       3,755       10,823      11,607
    Data processing                                     4,870       5,313       14,535      17,700
    Business development and advertising                3,310       3,353        9,502       9,852
    Stationery and supplies                               959       1,970        5,021       5,793
    FDIC expense                                          399         462        1,279       1,360
    Mortgage servicing rights amortization              5,703       2,324       12,312       7,103
    Other                                              16,453      16,875       48,624      50,909
                                                    ----------------------------------------------
       Total noninterest expense                       84,088      80,165      244,816     239,807
                                                    ----------------------------------------------
Income before income taxes                             64,106      54,620      187,734     175,240
Income tax expense                                     19,001      13,116       54,524      46,958
                                                    ----------------------------------------------
NET INCOME                                             45,105   $  41,504    $ 133,210   $ 128,282
                                                    ==============================================
Earnings per share:
    Basic                                           $    0.68   $    0.61    $    2.01   $    1.86
    Diluted                                         $    0.68   $    0.61    $    2.00   $    1.86
Average shares outstanding:
    Basic                                              66,083      68,031       66,126      68,815
    Diluted                                            66,633      68,293       66,653      69,089

See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:


                              ASSOCIATED BANC-CORP
            Consolidated Statement of Changes in Stockholders' Equity
                                   (Unaudited)

                                                                                      Accumulated
                                                                                         Other
                                              Common                  Retained       Comprehensive      Treasury
                                              Stock       Surplus     Earnings          Income           Stock          Total
                                          -------------------------------------------------------------------------------------
                                                                       ($ in Thousands)
Balance, December 31, 2000               $       664   $   296,479    $   663,566    $    15,581    $    (7,594)   $   968,696
Comprehensive income:
   Net income                                   --            --          133,210           --             --          133,210
Other comprehensive income (loss):
   Cumulative effect of accounting
     change, net of tax                         --            --             --           (1,265)          --           (1,265)
   Change in net unrealized loss
     on derivative instruments,
     net of tax                                 --            --             --           (9,285)          --           (9,285)
   Change in net unrealized holding
     gains on securities available
     for sale, net of tax                       --            --             --           60,116           --           60,116
                                                                                                                   ----------
          Comprehensive income               182,776
                                                                                                                   -----------
Cash dividends, $0.91 per share                 --            --          (60,191)          --             --          (60,191)
Common stock issued:
   Stock options exercised                      --            --           (2,240)          --            6,417          4,177
Purchase and retirement of treasury
   stock in connection with repurchase
   program                                      --          (1,005)          --             --             --           (1,005)
Purchase of treasury stock                      --            --             --             --          (16,486)       (16,486)
Tax benefit of stock options                    --             907           --             --             --              907
                                         ----------------------------------------------------------------------    -----------
Balance, September 30, 2001              $       664   $   296,381    $   734,345    $    65,147    $   (17,663)   $ 1,078,874
                                         =====================================================================================

See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:

                              ASSOCIATED BANC-CORP
                      Consolidated Statements Of Cash Flows
                                   (Unaudited)

                                                             For the Nine Months
                                                              Ended September 30,
                                                              2001           2000
                                                        ----------------------------
                                ($ in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                               $   133,210    $   128,282
Adjustments to reconcile net income to net cash
provided
    by operating activities:
   Provision for loan losses                                  18,913         15,003
   Depreciation and amortization                              14,185         14,633
   Amortization (accretion) of:
     Mortgage servicing rights                                12,312          7,103
     Intangibles                                               6,305          6,720
     Investment premiums and discounts                          (154)           (82)
     Deferred loan fees and costs                              1,820          1,964
   (Gain) loss on sales of securities, net                      (718)         7,194
   Gain on sale of assets, net                                  (974)       (24,486)
   Gain on sales of loans held for sale, net                 (15,357)        (2,042)
    Mortgage loans originated and acquired for sale       (1,498,709)      (282,308)
   Proceeds from sales of mortgage loans held for sale     1,396,525        258,742
   Increase in interest receivable and other assets          (26,299)       (30,343)
   Increase in interest payable and other liabilities         38,245          7,002
                                                         --------------------------
Net cash provided by operating activities                     79,304        107,382
                                                         --------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans                                       (113,468)      (656,165)
Capitalization of mortgage servicing rights                  (14,348)        (2,783)
Purchases of:
  Securities available for sale                             (504,686)      (754,407)
  Premises and equipment, net of disposals                    (6,558)        (8,229)
Proceeds from:
  Sales of securities available for sale                     135,627        458,612
  Maturities of securities available for sale                478,481        272,825
  Maturities of securities held to maturity                     --           31,209
  Sale of credit card receivables                               --          156,376
  Sales of other real estate owned and other assets            5,752          9,643
                                                         --------------------------
Net cash used by investing activities                        (19,200)      (492,919)
                                                         --------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                         (892,734)       748,687
Net increase (decrease) in short-term borrowings             283,953       (184,963)
Repayment of long-term debt                                     (864)        (1,820)
Proceeds from issuance of long-term debt                     898,560        100,000
Cash dividends                                               (60,191)       (56,417)
Proceeds from exercise of stock options                        4,177          2,892
Sales of branch deposits                                        --          (98,034)
Purchase of treasury stock                                   (17,491)       (74,718)
                                                         --------------------------
Net cash provided by financing activities                    215,410        435,627
                                                         --------------------------
Net  increase in cash and cash equivalents                   275,514         50,090
Cash and cash equivalents at beginning of period             396,520        314,166
                                                         --------------------------
Cash and cash equivalents at end of period               $   672,034    $   364,256
                                                         ==========================
Supplemental disclosures of cash flow information:
Cash paid during the period for:
   Interest                                              $   388,955    $   386,355
   Income taxes                                               33,341         43,582
Supplemental schedule of noncash investing activities:
    Securities held to maturity transferred to               372,873           --
securities
      available for sale
    Loans transferred to other real estate                     2,143          5,809

See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:

                              ASSOCIATED BANC-CORP
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1:  Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly Associated Banc-Corp's ("Corporation") financial position, results of operations, changes in stockholders' equity, and cash flows for the periods presented, and all such adjustments are of a normal recurring nature. The consolidated financial statements include the accounts of all subsidiaries. All material intercompany transactions and balances are eliminated. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2:  Reclassifications

Certain items in the prior period consolidated financial statements have been reclassified to conform with the September 30, 2001 presentation.

NOTE 3: Adoption of Statements of Financial Accounting Standards ("SFAS")

As required, on January 1, 2001, the Corporation adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," (collectively referred to as "SFAS 133"). The adoption of SFAS 133 had an immaterial impact on the consolidated financial statements. See Note 5 of the notes to consolidated financial statements for a more detailed discussion.

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

Presented below are the calculations for basic and diluted earnings per share:

                                               Three Months Ended      Nine Months Ended
                                                 September 30,           September 30,
                                                  2001      2000       2001       2000
                                               -----------------------------------------
                                                  (In Thousands, except per share data)
Net income                                     $ 45,105   $ 41,504   $133,210   $128,282
                                               =========================================

Weighted average shares outstanding              66,083     68,031     66,126     68,815
Effect of dilutive stock options outstanding        550        262        527        274
                                               -----------------------------------------
Diluted weighted average shares outstanding      66,633     68,293     66,653     69,089
                                               =========================================

Basic earnings per share                       $   0.68   $   0.61   $   2.01   $   1.86
                                               =========================================
Diluted earnings per share                     $   0.68   $   0.61   $   2.00   $   1.86
                                               =========================================

NOTE 5: Derivative and Hedging Activities

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

The Corporation uses derivative instruments primarily to hedge the variability in interest payments or protect the value of certain assets and liabilities recorded in its balance sheet from changes in interest rates. The predominant activities affected by the statement include the Corporation's use of interest rate swaps and certain mortgage banking activities. The adoption of the statement included the following:

- Under SFAS No. 133, the Corporation was allowed a one-time opportunity to reclassify investment assets from held-to-maturity to available-for-sale. Thus, upon adoption, the Corporation reclassified all its held-to-maturity securities to available-for-sale securities. The amortized cost and fair value of the securities transferred were $369 million and $373 million, respectively.

- The Corporation designated its interest rate swaps existing at December 31, 2000, to qualify for hedge accounting. These swaps hedge the exposure to variability in interest payments of variable rate liabilities. These hedges represent cash flow hedges and were highly effective at adoption. On adoption, the cumulative effect, net of taxes of $843,000, was recorded as a decrease to other comprehensive income of $1.3 million.

- The Corporation's commitments to sell groups of residential mortgage loans that it originates or purchases as part of its mortgage banking operations, as well as its commitments to originate residential mortgage loans are considered derivatives under SFAS No. 133. The fair value of these derivatives at adoption, an $11,000 net gain, was recorded directly to the consolidated statement of income in mortgage banking income.

In accordance with the statement, the Corporation measures the effectiveness of its hedges on a periodic basis. Any difference between the fair value change of the hedge versus the fair value change of the hedged item is considered to be the "ineffective" portion of the hedge. The ineffective portion of the hedge is recorded as an increase or decrease in the related income statement classification of the item being hedged. For the mortgage derivatives, which are not accounted for as hedges, changes in the fair value are recorded as an adjustment to mortgage banking income.

At September 30, 2001, the swaps designated as cash flow hedges have a notional amount of $500 million, have a weighted average pay/receive rate of 5.61% and 3.79%, respectively, and a weighted average maturity of 52 months. At September 30, 2001, the estimated fair value of the swaps was a $17.6 million loss, or $10.6 million, net of taxes of $7.0 million, carried as a component of other comprehensive income. There was no ineffective portion to be recorded through the statements of income. Currently, none of the existing amounts within other comprehensive income are expected to be reclassified into earnings within the next 12 months.

At September 30, 2001, the swaps designated as fair value hedges have a notional amount of $67 million, a weighted average pay/receive rate of 7.20% and 5.47%, respectively, and a weighted average maturity of 62 months. At September 30, 2001, the estimated fair value of these swaps was a $2.3 million loss, carried as a component of other liabilities.

The change in fair value of the mortgage derivatives since adoption of SFAS 133 was a net gain of $1.2 million and is recorded in mortgage banking income for the nine months ended September 30, 2001. The $1.2 million net gain is composed of a $2.1 million gain on commitments to fund approximately $210.0 million of loans to individual borrowers and a $944,000 loss on commitments to sell approximately $235.3 million of loans to various investors.

NOTE 6: Long-term Debt

Long-term debt at September 30 is as follows:

                                                              2001         2000
                                                          ------------------------
                                                              ($ in Thousands)
Federal Home Loan Bank advances (3.82% to 6.81%,
     fixed rate, maturing in 2002 through 2014
     for 2001; 4.95% to 7.63%, fixed rate, maturing
     in 2001 through 2014 for 2000) $614,596 $116,808
Bank Note (4.03%, variable rate, maturing in 2003)           200,000         --
Subordinated Debt (6.75%, fixed rate, maturing in 2011)      200,000         --
Other borrowed funds                                           5,520        5,655
                                                          -----------------------
  Total long-term debt                                    $1,020,116   $  122,463
                                                          =======================

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

The Corporation's reportable segment is banking, conducted through its bank, mortgage, insurance and brokerage subsidiaries. For purposes of segment disclosure under this statement, these entities have similar economic characteristics and the nature of their products, services, processes, customers, delivery channels and regulatory environment are similar.

The "other" segment is comprised of smaller nonreportable segments, including asset management, consumer finance, treasury, holding company investments, as well as inter-segment eliminations and residual revenues and expenses, representing the difference between actual amounts incurred and the amounts allocated to operating segments. The net loss for the "other" segment in 2001 versus 2000 was predominantly driven by the lower trust service fees.

Selected segment information is presented below.

                                                                                  Consolidated
                                         Banking        Other       Eliminations      Total
                                      ----------------------------------------------------------
As of and for the three months ended                        ($ in Thousands)
September 30, 2001
Total assets                           $14,440,670   $ 1,417,000    $(2,292,845)   $13,564,825
                                       =======================================================

Interest income                        $   224,098   $     4,680    $   (11,344)   $   217,434
Interest expense                           118,747         3,020        (11,344)       110,423
                                       -------------------------------------------------------
  Net interest income                      105,351         1,660           --          107,011
Provision for loan losses                    6,636           330           --            6,966
Noninterest income                          56,258        16,307        (24,416)        48,149
Depreciation and amortization               12,193           271           --           12,464
Other noninterest expense                   76,806        19,234        (24,416)        71,624
Income taxes                                19,277          (276)          --           19,001
                                       -------------------------------------------------------
  Net income                           $    46,697   $    (1,592)   $       ---    $    45,105
                                       =======================================================
As of and for the three months ended
September 30, 2000

Total assets                           $14,032,520   $ 1,180,873    $(2,093,391)   $13,120,002
                                       =======================================================

Interest income                        $   250,848   $     5,269    $   (18,225)   $   237,892
Interest expense                           158,232         3,347        (18,225)       143,354
                                       -------------------------------------------------------
  Net interest income                       92,616         1,922           --           94,538
Provision for loan losses                    3,880           242           --            4,122
Noninterest income                          57,377        18,084        (31,092)        44,369
Depreciation and amortization                8,956           274           --            9,230
Other noninterest expense                   84,582        17,445        (31,092)        70,935
Income taxes                                14,969        (1,853)          --           13,116
                                       -------------------------------------------------------
  Net income                           $    37,606   $     3,898    $       ---    $    41,504
                                       =======================================================
----------------------------------------------------------------------------------------------

                                                                                  Consolidated
                                         Banking        Other      Eliminations      Total
                                      ---------------------------------------------------------
As of and for the nine months ended                       ($ in Thousands)
September 30, 2001
Total assets                          $14,440,670   $ 1,417,000    $(2,292,845)   $13,564,825
                                      =======================================================

Interest income                       $   706,650   $    13,345    $   (43,234)   $   676,761
Interest expense                          404,056         7,973        (43,234)       368,795
                                      -------------------------------------------------------
  Net interest income                     302,594         5,372           --          307,966
Provision for loan losses                  18,836            77           --           18,913
Noninterest income                        186,587        49,062        (92,152)       143,497
Depreciation and amortization              31,969           833           --           32,802
Other noninterest expense                 247,627        56,539        (92,152)       212,014
Income taxes                               53,446         1,078           --           54,524
                                      -------------------------------------------------------
  Net income                          $   137,303   $    (4,093)   $       ---    $   133,210
                                      =======================================================

As of and for the nine months ended
September 30, 2000

Total assets                          $14,032,520   $ 1,180,873    $(2,093,391)   $13,120,002
                                      =======================================================

Interest income                       $   726,758   $    15,714    $   (53,509)   $   688,963
Interest expense                          443,549         9,674        (53,509)       399,714
                                      -------------------------------------------------------
  Net interest income                     283,209         6,040           --          289,249
Provision for loan losses                  13,288         1,715           --           15,003
Noninterest income                        182,514        54,960        (96,673)       140,801
Depreciation and amortization              27,608           849           --           28,457
Other noninterest expense                 256,088        51,935        (96,673)       211,350
Income taxes                               48,144        (1,186)          --           46,958
                                      -------------------------------------------------------
  Net income                          $   120,595   $     7,687    $       ---    $   128,282
                                      =======================================================
----------------------------------------------------------------------------------------------

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

Shareholders should note that many factors, some of which may be discussed elsewhere in this document could affect the future financial results of Associated Banc-Corp ("Corporation") and could cause those results to differ materially from those expressed in forward-looking statements contained in this document. These factors include the following:

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

Pending Business Combination

On September 10, 2001, the Corporation announced the signing of a definitive agreement to acquire Signal Financial Corporation ("Signal") of Mendota Heights, Minnesota. Based upon the Corporation's closing stock price on September 10, 2001 (the date of public announcement of the acquisition) and other terms of the Merger Agreement, the acquisition price is approximately $192.3 million, of which, $58.4 million will be paid in cash and the remainder in the Corporation's stock. Signal has approximately $1.1 billion in total assets, and operates in nine locations in the Twin Cities and Eastern

Minnesota. The transaction will be accounted for under the purchase method and is expected to be completed in the first quarter of 2002, pending approval by regulators and Signal shareholders.

Results of Operations - Summary

Net income for the first nine months of 2001 ("YTD01") totaled $133.2 million, or $2.01 and $2.00 of basic and diluted earnings per share, respectively. Comparatively, net income for the first nine months of 2000 ("YTD00") was $128.3 million, or $1.86 of basic and diluted earnings per share. YTD01 results generated an annualized return on average assets of 1.36% and an annualized return on average equity of 17.41%, compared to 1.35% and 18.70%, respectively, for the same period in 2000. YTD01 net interest margin was 3.51% compared to 3.35% for the comparable period in 2000.

-----------------------------------------------------------------------------------------------------------
                                                       TABLE 1
                                        Summary Results of Operations: Trends
                                       ($ in Thousands, except per share data)
                                       Sept. 30,      June 30,     March 31,      Dec. 31,       Sept. 30
                                         2001           2001          2001          2000           2000
-----------------------------------------------------------------------------------------------------------
Net income (Qtr)                     $    45,105    $   46,019    $   42,086    $    39,701    $    41,504
Net income (YTD)                     $   133,210    $   88,105    $   42,086    $   167,983    $   128,282
Earnings per share - basic (Qtr)     $      0.68    $     0.70    $     0.64    $      0.60    $      0.61
Earnings per share - basic (YTD)     $      2.01    $     1.33    $     0.64    $      2.46    $      1.86
Earnings per share - diluted (Qtr)   $      0.68    $     0.69    $     0.63    $      0.60    $      0.61
Earnings per share - diluted (YTD)   $      2.00    $     1.32    $     0.63    $      2.46    $      1.86

Return on average assets (Qtr)              1.36%         1.42%         1.31%          1.21%          1.28%
Return on average assets (YTD)              1.36%         1.36%         1.31%          1.31%          1.35%

Return on average equity (Qtr)             17.03%        18.02%        17.18%         16.95%         17.75%
Return on average equity (YTD)             17.41%        17.61%        17.18%         18.26%         18.70%

Efficiency ratio (Qtr) *                   52.49%        51.38%        53.68%         54.08%         56.63%
Efficiency ratio (YTD) *                   52.48%        52.48%        53.68%         55.48%         55.95%

Net interest margin (Qtr)                   3.63%         3.56%         3.34%          3.20%          3.25%
Net interest margin (YTD)                   3.51%         3.45%         3.34%          3.36%          3.35%
* Noninterest expense divided by sum of taxable equivalent net interest income plus noninterest income, excluding
investment securities gains      (losses), net, and asset sales gains, net.
------------------------------------------------------------------------------------------------------------

Net Interest Income and Net Interest Margin

Net interest income on a fully taxable equivalent basis for the nine months ended September 30, 2001, was $324.7 million, up $19.6 million or 6.4% from the comparable period last year. This increase was primarily attributable to the benefit of lower interest rates, particularly on the cost of interest-bearing liabilities, and a higher level of earning assets.

Interest rates fell steadily during the first nine months of 2001, but were generally rising during the same period in 2000. Comparatively, the average Federal funds rate for YTD01 was 166 basis points ("bp") lower than for YTD00, while the rate at September 30, 2001 was 350 bp lower than that at September 30, 2000.

The net interest margin for YTD01 was 3.51%, up 16 bp from 3.35% for YTD00. This comparable period increase is attributable to an 18 bp increase in interest rate spread (i.e. a 45 bp decrease in the cost of interest-bearing liabilities, net of a 27 bp decrease in the yield on earning assets), partially offset by a 2 bp lower contribution from net free funds.

The yield on earning assets was 7.52% for YTD01, down 27 bp from the comparable period last year, driven primarily by a 41 bp decrease in the loan yield. Pressure on loan yields was the result of the repricing of variable rate loans as well as a lower interest rate environment and competitive factors on new and refinanced loans. The yield on investments and other earning assets was up 1 bp, supported by portfolio strategies that started during 2000 to mitigate interest rate risk.

The cost of interest-bearing liabilities was 4.56% for YTD01, down 45 bp compared to YTD00, impacted strongly by the declining rate environment during 2001. The average cost of interest-bearing deposits excluding brokered CDs decreased 23 bp, primarily from carrying a higher proportion of lower costing transaction accounts during YTD01 versus YTD00. Brokered CDs fell to represent 4.0% of interest-bearing liabilities (versus 7.0% for YTD00) and cost less (down 34 bp to 6.10% for YTD01). The cost of wholesale funds (comprised of short-term borrowings and long-term debt) was 5.11% (down 103 bp from YTD00), also attributable primarily to the declining rate environment during 2001.

Average earning assets increased by $273 million (2.3%) over the comparable nine month period last year, while interest-bearing liabilities grew $161 million (1.5%). An increase in average loans of $443 million (5.1%) over YTD00, with 14% growth in commercial loans, was the primary contributor to the growth in earning assets. The ratio of average loans to earning assets increased, with loans representing 74.0% of earning assets for YTD01 compared to 72.0% for YTD00. Average investments decreased $170 million, primarily in U.S. government agency securities and mortgage related securities.

Interest-bearing liabilities grew $161 million (1.5%) over the YTD00 average, with notable changes in the mix. The use of brokered CDs was reduced, down $311 million on average, representing 4.0% of interest-bearing liabilities for YTD01 versus 7.0% last year. Interest-bearing deposits excluding brokered CDs were down $154 million (principally in other time deposits). Wholesale funding increased $626 million (predominantly in long-term debt) to 30.7% of interest-bearing liabilities for YTD01 compared to 25.3% for YTD00. To take advantage of the lower rate environment, improve liquidity and mitigate interest rate risk, the Corporation increased its long-term debt, on average, to 4.0% of total interest-bearing liabilities compared to 1.0% last year, including the issuance of $200 million of fixed rate subordinated debt, $200 million of variable rate bank notes and the use of long-term FHLB advances during YTD01.

-----------------------------------------------------------------------------------------------------------------------
                                                       TABLE 2
                                Net Interest Income Analysis-Taxable Equivalent Basis
                                                    ($ in Thousands)
-----------------------------------------------------------------------------------------------------------------------
                                      Nine Months ended September 30, 2001      Nine Months ended September 30, 2000
                                      ------------------------------------      ------------------------------------
                                                       Interest     Average                      Interest     Average
                                        Average        Income/      Yield/        Average        Income/      Yield/
                                        Balance        Expense       Rate         Balance        Expense       Rate
-----------------------------------------------------------------------------------------------------------------------
Loans                                $ 9,052,783      $534,366       7.83%      $ 8,609,637      $537,399      8.24%
Investments and other                  3,185,888       159,117       6.66         3,356,167       167,442      6.65
                                      ----------       -------                   ----------       -------
   Total earning assets               12,238,671       693,483       7.52        11,965,804       704,841      7.79
Other assets, net                        815,823                                    751,585
                                      ----------                                  ---------
   Total assets                      $13,054,494                                $12,717,389
                                      ==========                                 ==========

Interest-bearing
deposits,
excluding brokered CDs               $ 7,025,457      $220,729       4.20%      $ 7,179,758      $238,355      4.43%
Brokered CDs                             437,531        19,977       6.10           748,138        36,067      6.44
Wholesale funding                      3,307,965       128,089       5.11         2,682,370       125,292      6.14
                                      ----------       -------                    ---------      --------
   Total interest-bearing
     liabilities                      10,770,953       368,795       4.56        10,610,266       399,714      5.01
                                                       -------                                   --------
Demand, non-interest bearing           1,123,109                                  1,063,391
Other liabilities                        137,342                                    127,423
Stockholders' equity                   1,023,090                                    916,309
                                      ----------                                 ----------
   Total liabilities and equity      $13,054,494                                $12,717,389
                                      ==========                                 ==========

Interest rate spread                                                 2.96%                                     2.78%
Net free funds                                                       0.55                                      0.57
                                                                     ----                                      ----
Net interest income, taxable
equivalent, and net interest margin                   $324,688       3.51%                       $305,127      3.35%
                                                       ==================                         =================

Tax equivalent adjustment                               16,722                                     15,878
                                                       -------                                     ------
Net interest income, as reported                      $307,966                                   $289,249
                                                      ========                                    =======
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
                                                 TABLE 2 (Continued)
                                Net Interest Income Analysis-Taxable Equivalent Basis
                                                   ($ in Thousands)
-----------------------------------------------------------------------------------------------------------------------
                                       Three Months ended September 30, 2001    Three Months ended September 30, 2000
                                       -------------------------------------    -------------------------------------
                                                        Interest     Average                     Interest     Average
                                          Average        Income/     Yield/        Average        Income/     Yield/
                                          Balance        Expense      Rate         Balance        Expense      Rate
-----------------------------------------------------------------------------------------------------------------------
Loans                                   $ 9,107,577     $171,180      7.41%      $ 8,771,251     $186,884      8.37%
Investments and other                     3,182,051       51,834      6.51         3,351,628       56,848      6.78
                                          ---------      -------                  -----------------------
   Total earning assets                  12,289,628      223,014      7.18        12,122,879      243,732      7.93
Other assets, net                           823,842                                  780,665
                                         ----------                               ----------
   Total assets                         $13,113,470                              $12,903,544
                                         ==========                               ==========

Interest-bearing deposits,
  excluding Brokered CDs                $ 6,995,925     $ 66,202      3.75%      $ 7,166,268     $ 84,153      4.67%
Brokered CDs                                304,289        4,112      5.36           981,916       16,574      6.71
Wholesale funding                         3,446,910       40,109      4.56         2,576,545       42,627      6.47
                                         -----------------------                  -----------------------
   Total interest-bearing liabilities    10,747,124      110,423      4.06        10,724,729      143,354      5.29
                                                         --------                                 -------
Demand, non-interest bearing              1,168,294                                1,104,719
Other liabilities                           146,988                                  143,840
Stockholders' equity                      1,051,064                                  930,256
                                         ----------                               ----------
   Total liabilities and equity         $13,113,470                              $12,903,544
                                         ==========                               ==========
Interest rate spread                                                  3.12%                                    2.64%
Net free funds                                                        0.51                                     0.61
                                                                      ----                                     ----
Net interest income, taxable
equivalent, and net interest margin                     $112,591      3.63%                      $100,378      3.25%
                                                         =================                        =================
Tax equivalent adjustment                                  5,580                                    5,840
                                                          ------                                    -----
Net interest income, as reported                        $107,011                                 $ 94,538
                                                        ========                                  ========

----------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------
                                               TABLE 3
                          Volume / Rate Variance - Taxable Equivalent Basis
                                          ($ in Thousands)
-------------------------------------------------------------------------------------------
                                                              Comparison of
                                                  Nine months ended September 30, 2001
                                                               versus 2000
                                                      Income/     Variance Attributable to
                                               Expense Variance*  Volume      Rate
-------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                               $ (3,033)   $ 25,444    $(28,477)
Investments and other                                 (8,326)     (8,411)         85
                                                    --------------------------------
   Total interest income                             (11,359)     17,033     (28,392)
INTEREST EXPENSE
Interest-bearing deposits, excluding Brokered CDs   $(17,626)   $ (5,056)   $(12,570)
Brokered CDs                                         (16,090)    (10,174)     (5,916)
Wholesale funding                                      2,796      24,243     (21,447)
                                                    --------------------------------
   Total interest expense                            (30,920)      9,013     (39,933)
                                                    --------------------------------
   Net interest income                              $ 19,561    $  8,020    $ 11,541
                                                    ================================
-------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------
                               TABLE 3 (continued)
                Volume / Rate Variance - Taxable Equivalent Basis
                                ($ in Thousands)
-----------------------------------------------------------------------------------------
                                                             Comparison of
                                                 Three months ended September 30, 2001
                                                              versus 2000
                                                     Income/    Variance Attributable to
                                                     Expense
                                                    Variance*    Volume      Rate
-----------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                               $(15,704)   $  6,487    $(22,191)
Investments and Other                                 (5,014)     (2,864)     (2,150)
                                                    ---------------------------------
   Total interest income                             (20,718)      3,623     (24,341)
INTEREST EXPENSE
Interest-bearing deposits, excluding Brokered CDs   $(17,951)   $ (1,426)   $(16,525)
Brokered CDs                                         (12,462)     (6,527)     (5,935)
Wholesale funding                                     (2,518)     10,636     (13,154)
                                                    ---------------------------------
   Total interest expense                            (32,931)      2,683     (35,614)
                                                    ---------------------------------
   Net interest income                              $ 12,213    $    940    $ 11,273
                                                    =================================

* The change in interest due to both rate and volume has been allocated proportionately to volume variance and rate variance based on the relationship of the absolute dollar change in each.
-----------------------------------------------------------------------------------------

Provision for Loan Losses

YTD01 provision for loan losses was $18.9 million, up $3.9 million from YTD00. YTD01 net charge-offs as a percent of average loans (on an annualized basis) were 0.18% compared to YTD00 of 0.10%. The ratio of the allowance for loan losses to total loans was 1.41%, up from the 1.33% for YTD00. See Table 8.

The provision for loan losses results from the methodology used to determine the adequacy of the allowance for loan losses which focuses on changes in the size and character of the loan portfolio, changes in the levels of impaired and other nonperforming loans, historical losses on each portfolio category, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other factors which could affect potential credit losses. See additional discussion under the "Allowance for Loan Losses" section.

Noninterest Income

YTD01 noninterest income was $143.5 million, up $2.7 million (1.9%) compared to YTD00. Primary categories that have impacted the change between comparable periods were mortgage banking, net gains (losses) on both investment securities and asset sales, and trust service fees.

----------------------------------------------------------------------------------------------------------------------------------
                                                          TABLE 4
                                                    Noninterest Income
                                                      ($ in Thousands)
----------------------------------------------------------------------------------------------------------------------------------
                                     3rd Qtr.    3rd Qtr.     Dollar     Percent        YTD        YTD        Dollar     Percent
                                      2001        2000        Change     Change        2001       2000        Change     Change
----------------------------------------------------------------------------------------------------------------------------------
Trust service fees                 $   6,627   $   9,665    $  (3,038)     (31.4)% $  22,038   $  29,314    $  (7,276)     (24.8)%
Service charges on deposit             9,672       8,821          851        9.6      27,967      24,502        3,465       14.1
accounts
Mortgage banking                      11,144       5,125        6,019      117.4      35,709      14,617       21,092      144.3
Credit card & other nondeposit fees    6,896       6,475          421        6.5      20,916      19,011        1,905       10.0
Retail commissions                     4,119       4,632         (513)     (11.1)     12,868      15,577       (2,709)     (17.4)
Bank owned life insurance income       3,308       3,081          227        7.4       9,626       9,111          515        5.7
Asset sale gains, net                     59       3,179       (3,120)     (98.1)        974      24,486      (23,512)     (96.0)
Other                                  5,848       3,393        2,455       72.4      12,681      11,377        1,304       11.5
                                   -----------------------------------------------------------------------------------------------
  Subtotal                         $  47,673   $  44,371    $   3,302        7.4%  $ 142,779   $ 147,995    $  (5,216)      (3.5)%
Investment securities gains
(losses), net                            476          (2)         478       N/M          718      (7,194)       7,912       N/M
                                   -----------------------------------------------------------------------------------------------
Total noninterest income           $  48,149   $  44,369    $   3,780        8.5%  $ 143,497   $ 140,801    $   2,696        1.9%
                                   ===============================================================================================

Subtotal, net of asset sale gains  $  47,614   $  41,192    $   6,422       15.6%  $ 141,805   $ 123,509    $  18,296       14.8%
                                   ===============================================================================================
N/M = not meaningful
----------------------------------------------------------------------------------------------------------------------------------

Trust service fees decreased $7.3 million, or 24.8%, between the comparable nine-month periods. The change was predominantly due to a decrease in the market value of assets under management (from $4.9 billion at YTD00 to $3.8 billion at YTD01), primarily from the declines in the stock and bond markets between the comparable periods, and competitive market conditions.

Service charges on deposit accounts were up $3.5 million, or 14.1%, primarily due to YTD01 benefiting from the 2000 mid-year increases and changes in non-sufficient fund/overdraft charges and other service charges.

Mortgage banking income consists of servicing fees, the gain or loss on sales of mortgage loans to the secondary market, gains on sales of servicing, and production-related revenue (origination, underwriting and escrow waiver fees). Mortgage banking income increased $21.1 million, more than double the YTD00 level. The increase was primarily the result of a significant increase in secondary mortgage loan production and related sales between comparable periods ($1.5 billion of production in YTD01 versus $282 million in YTD00). The higher production levels positively impacted gains on sales (up $18.7 million, of which, $1.2 million was related to gains in the fair value of mortgage derivatives and $4.3 million was due to the sale of mortgage servicing rights) and volume related fees (up $2.9 million). Servicing fees were down $0.5 million compared to YTD00, in line with the decline in the portfolio serviced for others (down 5% to $5.2 billion from $5.5 billion at September 30, 2000), due primarily to the sales of mortgage servicing rights on a portion of the portfolio.

Credit card and other nondeposit fees were $20.9 million for YTD01, an increase of $1.9 million or 10.0% over YTD00. Credit card revenue was enhanced by the April 2000 acquisition agreement and five-year agency agreement with Citibank USA which provide for agent fees and other income on new and existing card business, as well as increased merchant income.

Retail commission income (which includes commissions from insurance and brokerage product sales) was down $2.7 million compared to YTD00, primarily due to a weaker stock market and lower interest rate environment between comparable periods. Brokerage commissions declined $1.7 million, while insurance commissions declined $1.0 million.

Net asset sale gains decreased $23.5 million versus YTD00, due to the gain on sale of $128 million credit card receivables ($12.9 million) and the net premium on the sales of deposits of six branches ($11.1 million) during YTD00.

Other noninterest income increased $1.3 million, or 11.5% from YTD00. The sale of stock in a regional ATM network resulted in a gain of $2.6 million in the third quarter of 2001. During the second quarter of 2000, $1.5 million was recognized in connection with an interim servicing agreement with Citibank USA related to the credit card receivable sale.

Net investment securities gains (losses) increased $7.9 million versus YTD00. The YTD00 net losses of $7.2 million were from securities sold to mitigate interest rate risk and enhance future yields.

Noninterest Expense

YTD01 noninterest expense was $244.8 million, up $5.0 million, or 2.1%, compared to YTD00. Excluding a $5.6 million valuation adjustment on mortgage servicing rights in YTD01, noninterest expense was relatively unchanged (down $570,000 or 0.2%) between comparable periods.

---------------------------------------------------------------------------------------------------------------------------
                                                         TABLE 5
                                                   Noninterest Expense
                                                     ($ in Thousands)
---------------------------------------------------------------------------------------------------------------------------
                                     3rd Qtr.   3rd Qtr.    Dollar     Percent     YTD         YTD      Dollar     Percent
                                       2001       2000      Change     Change     2001        2000      Change     Change
---------------------------------------------------------------------------------------------------------------------------
Personnel expense                   $ 43,266   $ 40,380   $  2,886        7.1%  $124,804   $117,934   $  6,870       5.8%
Occupancy                              5,635      5,733        (98)      (1.7)    17,916     17,549        367       2.1
Equipment                              3,493      3,755       (262)      (7.0)    10,823     11,607       (784)     (6.8)
Data processing                        4,870      5,313       (443)      (8.3)    14,535     17,700     (3,165)    (17.9)
Business development &                 3,310      3,353        (43)      (1.3)     9,502      9,852       (350)     (3.6)
advertising
Stationery and supplies                  959      1,970     (1,011)     (51.3)     5,021      5,793       (772)    (13.3)
FDIC expense                             399        462        (63)     (13.6)     1,279      1,360        (81)     (6.0)
Mortgage servicing rights              5,703      2,324      3,379      145.4     12,312      7,103      5,209      73.3
amortization
Intangible amortization expense        2,102      2,229       (127)      (5.7)     6,305      6,720       (415)     (6.2)
Legal and professional fees              925      1,806       (881)     (48.8)     2,593      5,602     (3,009)    (53.7)
Other                                 13,426     12,840        586        4.6     39,726     38,587      1,139       3.0
                                    ---------------------------------------------------------------------------------------
Total noninterest expense           $ 84,088   $ 80,165   $  3,923        4.9%  $244,816   $239,807   $  5,009       2.1%
                                    =======================================================================================

---------------------------------------------------------------------------------------------------------------------------

Personnel expense increased $6.9 million or 5.8% over YTD00, and represented 51.0% of total noninterest expense in YTD01 compared to 49.2% in YTD00. Salary expense increased $3.6 million or 3.9% between comparable periods, due primarily to merit increases, partially offset by the decline in full-time equivalent employees. Average full-time equivalent employees were down 2.2% to 3,856 for YTD01. Fringe benefits increased $3.3 million (13.6%) over YTD00, primarily the result of higher premium-based benefits.

Occupancy expense increased primarily due to rate increases in utilities, while equipment expense declined predominantly in computer depreciation expense. Data processing costs decreased due to lower overall vendor costs and lower credit card processing costs given the sale of the credit card receivables in April 2000.

Mortgage servicing rights amortization expense includes the amortization of the mortgage servicing rights asset and increases or decreases to the valuation allowance associated with the mortgage servicing rights asset. Amortization of mortgage servicing rights increased by $5.2 million between comparable periods, predominantly driven by an increase of $5.6 million to the valuation reserve during YTD01, reflecting the decline in interest rates in 2001 and the acceleration in prepayment speeds in the portfolio of loans serviced for others. The mortgage servicing rights asset balance, included in other assets on the consolidated balance sheet, was $33.2 million, net of a $5.6 million valuation allowance, at September 30, 2001.

Legal and professional fees were down $3.0 million between comparable periods, principally in consultant fees. Other expense was $39.7 million, up $1.1 million from YTD00, due principally to increased mortgage loan expenses related to the higher secondary mortgage loan production during 2001 versus 2000.

Income Taxes

Income tax expense for YTD01 was $54.5 million, up $7.6 million or 16.1% from YTD00. The effective tax rate (income tax expense divided by income before taxes) was 29.0% and 26.8% for YTD01 and YTD00, respectively.

Balance Sheet

At September 30, 2001, total assets were $13.6 billion, an increase of $445 million, or 3.4%, over September 30, 2000. Loans grew $152 million, or 1.7%, since September 30, 2000. Commercial loans (up $499 million or 11.0%) now comprise 56% of total loans, consistent with Corporate strategic objectives, while residential real estate loans tempered overall loan growth (down $466 million or 14.6%) given the high refinance activity that occurred in 2001. Loans held for sale grew $105 million as a result of the increased residential mortgage loan activity between periods. Total deposits were down $932 million or 10.0%, primarily in brokered CDs, which were down $713 million since September 30, 2000. Total deposits excluding brokered CDs were down $220 million or 2.6%. Demand deposits grew $19 million (1.6%), representing 14% of total deposits and 15% of retail deposits at September 30, 2001, compared to 13% and 14%, respectively, a year earlier. Short-term borrowings increased $292 million between comparable periods, predominantly in treasury, tax and loan notes, which was a key driver to the increase in federal funds sold at September 30, 2001. Since September 30, 2000, long-term debt grew $898 million due to the issuance of $200 million of subordinated debt, $200 million of bank notes and the use on long-term FHLB advances.

Since year-end 2000, total assets grew $436 million. Loans increased $97 million (1.5% annualized), to $9.0 billion at September 30, 2001, with continued mix changes as noted in Table 6. Deposits decreased $893 million (12.8% annualized) to $8.4 billion at September 30, 2001, led by brokered CDs, which decreased $606 million since year-end 2000.

-----------------------------------------------------------------------------------------------------------
                                                       TABLE 6
                                             Period End Loan Composition
                                                   ($ in Thousands)
-----------------------------------------------------------------------------------------------------------
                                      September 30,    % of   September 30,   % of     Dec. 31,    % of
                                          2001         Total      2000        Total      2000       Total
-----------------------------------------------------------------------------------------------------------
Commercial, financial & agricultural   $1,760,412       19%   $1,625,358       18%   $1,657,322      19%
Real estate-construction                  787,112        9       633,834        7       660,732       7
Commercial real estate                  2,488,711       28     2,276,206       26     2,287,946      26
Lease financing                            13,759       --        15,613       --        14,854      --
                                       --------------------------------------------------------------------
   Commercial                           5,049,994       56     4,551,011       51     4,620,854      52
Residential real estate                 2,729,833       30     3,195,865       36     3,158,721      35
Home equity                               571,513        7       474,481        6       508,979       6
                                       --------------------------------------------------------------------
   Residential mortgage                 3,301,346       37     3,670,346       42     3,667,700      41
Consumer                                  659,030        7       637,308        7       624,825       7
                                       --------------------------------------------------------------------
Total loans                            $9,010,370      100%    $8,858,665     100%   $8,913,379     100%
                                       ====================================================================

-----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
                                                       TABLE 7
                                           Period End Deposit Composition
                                                   ($ in Thousands)
----------------------------------------------------------------------------------------------------------------------
                                         September 30,     % of    September 30,   % of         Dec. 31,     % of
                                              2001         Total        2000       Total         2000        Total
----------------------------------------------------------------------------------------------------------------------
Demand                                   $1,213,541         14%      $1,194,405      13%      $1,243,949      14%
Savings                                     837,967         10          932,020      10          857,247       9
Interest-bearing demand                     791,914          9          785,062       8          850,280       9
Money market                              1,733,427         21        1,455,117      16        1,492,628      16
Brokered CDs                                310,198          4        1,022,994      11          916,060      10
Other time deposits                       3,511,865         42        3,941,718      42        3,931,482      42
                                         -----------------------------------------------------------------------------
Total deposits                           $8,398,912        100%      $9,331,316     100%      $9,291,646     100%
                                         =============================================================================
Total deposits excluding Brokered  CDs   $8,088,714         96%      $8,308,322      89%      $8,375,586      90%
                                         =============================================================================

-------------------------------------------------------------------------------------------------------------------------

On average, total assets for YTD01 increased to $13.1 billion, or $337 million (2.7%) over YTD00. Average earning assets for YTD01 were $12.2 billion, an increase of $273 million over YTD01. Loan growth accounted for essentially all the earning asset growth. Average interest-bearing liabilities for YTD01 grew $161 million (1.5%) over the YTD00 average, predominantly in long-term debt. For more information on average balances, refer to the section titled "Net Interest Income and Net Interest Margin."

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

---------------------------------------------------------------------------------------------
                                         TABLE 8
                   Allowance for Loan Losses and Nonperforming Assets
                                    ($ in Thousands)
---------------------------------------------------------------------------------------------
                                                                               At and for
                                                        At and for the             the
                                                       Nine months ended        year ended
                                                         September 30,          December 31,
------------------------------------------------- -------------------------- ----------------
                                                       2001          2000          2000
                                                  ----------------------------------------
Allowance for Loan Losses (AFLL):
Balance at beginning of period                      $ 120,232     $ 113,196     $ 113,196
Decrease from sale of credit card receivables            --          (4,216)       (4,216)
Provision for loan losses                              18,913        15,003        20,206
Charge-offs                                           (14,343)       (7,954)      (11,155)
Recoveries                                              1,829         1,578         2,201
                                                    --------------------------------------
    Net charge-offs                                   (12,514)       (6,376)       (8,954)
                                                    --------------------------------------
Balance at end of period                            $ 126,631     $ 117,607     $ 120,232
                                                    ======================================

Nonperforming Assets:
Nonaccrual loans                                    $  56,651     $  39,907     $  41,045
Accruing loans past due 90 days or more                11,376         5,520         6,492
Restructured loans                                        241            23           159
                                                    --------------------------------------
Total nonperforming loans                           $  68,268     $  45,450     $  47,696
Other real estate owned                                 2,396         3,710         4,032
                                                    --------------------------------------
      Total nonperforming assets                    $  70,664     $  49,160     $  51,728
                                                    ======================================

Ratios:
Net charge-offs to average loans (annualized)            0.18%         0.10%         0.10%
AFLL to total loans                                      1.41%         1.33%         1.35%
Nonperforming loans to total loans                       0.76%         0.51%         0.54%
Nonperforming assets to total assets                     0.52%         0.37%         0.39%
AFLL to nonperforming loans                               185%          259%          252%

-------------------------------------------------------------------------------------------

As of September 30, 2001, the allowance for loan losses ("AFLL") was $126.6 million, representing 1.41% of loans outstanding, compared to $117.6 million (or 1.33% of loans) at September 30, 2000, and $120.2 million (or 1.35% of loans) at year-end 2000. At September 30, 2001, the AFLL was 185% of nonperforming loans compared to 259% and 252% at September 30 and December 31, 2000, respectively.

The AFLL at September 30, 2001 increased $9.0 million (7.7%) since September 30, 2000, and $6.4 million (5.3%) since December 31, 2000. The increase is, in part, in response to continued growth in and changes in the mix of total loans and the increase in nonperforming loans between comparable periods. Loans at September 30, 2001 grew $152 million (1.7%) since September 30, 2000. Commercial loans were up $499 million, while residential real estate loans were down $466 million, tempering overall loan growth. Period end loans grew $97 million (1.5% annualized) since year-end. The mix of commercial loans increased as a percent of total loans to 56% at September 30, 2001 compared to 51% at September 30, 2000 and 52% at December 31, 2000.

Charge-offs were $14.3 million for the nine months ended September 30, 2001, $8.0 million for the comparable period ended September 30, 2000, and $11.2 million for the year 2000, while recoveries for the corresponding periods were $1.8 million, $1.6 million and $2.2 million, respectively. As a result, the ratio of net charge-offs to average loans on an annualized basis was 0.18%, 0.10%, and 0.10% for YTD01, YTD00, and for the year 2000, respectively. The softening economy has affected the Corporation's customers and will likely continue for the remainder of the year.

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

Management believes the AFLL to be adequate at September 30, 2001. While management uses available information to recognize losses on loans, future adjustments to the AFLL may be necessary based on changes in economic conditions and the impact of such change on the Corporation's borrowers. As an integral part of their examination process, various regulatory agencies also review the AFLL. Such agencies may require that changes in the AFLL be recognized when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

Nonperforming Loans And Other Real Estate Owned

Management is committed to an aggressive nonaccrual and problem loan identification philosophy. This philosophy is embodied through the ongoing monitoring and reviewing of all pools of risk in the loan portfolio to ensure that problem loans are identified quickly and the risk of loss is minimized.

Nonperforming loans are considered an indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, loans 90 days or more past due but still accruing and restructured loans. The Corporation specifically excludes student loan balances that are 90 days or more past due and still accruing and that have contractual government guarantees as to collection of principal and interest, from its definition of nonperforming loans. The Corporation had $18 million, $19 million and $20 million of these loans at September 30, 2001, September 30, 2000, and December 31, 2000, respectively.

Table 8 provides detailed information regarding nonperforming assets. Total nonperforming loans at September 30, 2001 were $68.3 million, up $22.8 million and up $20.6 million, from September 30 and December 31, 2000, respectively. The ratio of nonperforming loans to total loans was .76%, .51% and .54% at September 30, 2001, September 30, 2000 and December 31, 2000, respectively. Nonaccrual loans account for the majority of the $22.8 million increase in nonperforming loans between comparable September 30 periods, with nonaccrual loans increasing $16.7 million (of which, $14.4 million was attributable to the addition of several large commercial relationships) and accruing loans past due 90 or more days increasing $5.9 million (due primarily to the addition of two large commercial credits). Nonaccrual loans also account for the majority of the $20.6 million increase in nonperforming loans since year-end 2000. Nonaccrual loans
increased  $15.6  million   (attributable  to  the  addition  of  several
large commercial relationships during 2001) and accruing loans past due 90 or more days increased $4.9 million (due to the addition of two large commercial credits). Economic conditions continue to soften and, as such, credit trends will be watched carefully and necessary actions will be taken to preserve the strength of the balance sheet and credit loss reserve.

Other real estate owned was $2.4 million at September 30, 2001, down $1.3 million from a year ago, and down $1.6 million from December 31, 2000.

Potential problem loans are loans where there are doubts as to the ability of the borrower to comply with present repayment terms. The decision of management to place loans in this category does not necessarily mean that the Corporation expects losses to occur but that management recognizes that a higher degree of risk is associated with these performing loans. At September 30, 2001, potential problem loans totaled $167 million. The loans that have been reported as potential problem loans are not concentrated in a particular industry. Management does not presently expect significant losses from credits in this category.

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

For the nine months ended September 30, 2001, net cash provided from operating and financing activities was $69.9 million and $215.4 million, respectively, while investing activities used net cash of $9.8 million, for a net increase in cash and cash equivalents of $275.5 million since year-end 2000. Generally, during YTD01, anticipated maturities of time deposits (primarily in brokered
CDs) occurred, while total asset growth since year-end 2000 was moderate. Thus, other financing sources increased, particularly long-term debt and other short-term borrowings, to help replenish the net decrease in deposits and to provide for common stock repurchases and payment of cash dividends to the Corporation's stockholders.

For the nine months ended September 30, 2000, net cash was provided from both operating and financing activities ($107.4 million and $435.6 million, respectively), while investing activities used net cash of $492.9 million, for a net increase in cash and cash equivalents of $50.1 million since year-end 1999. Generally, total assets grew during the first nine months of 2000, primarily in loans, and cash was also needed for payment of cash dividends and for common stock repurchases. These needs were funded by increased deposits (primarily brokered CDs) net of deposits sold, and by proceeds from the sale of credit card receivables. During YTD00 proceeds from the sales and maturities of investment securities were predominantly reinvested by the Corporation to mitigate interest rate risk and enhance future investment yields.

The parent company manages its liquidity position to provide the funds necessary to pay dividends to stockholders, service debt, invest in subsidiaries, repurchase common stock, and satisfy other operating requirements. The parent company's funding sources are varied, including dividends and service fees from subsidiaries, borrowings with major banks, commercial paper issuance, and proceeds from the issuance of equity. The parent company had $200 million of established lines of credit with nonaffiliated banks, of which $200 million was available at September 30, 2001. During 2000, a $200 million commercial paper program was initiated, of which $200 million was available at September 30, 2001. Additionally, effective in May 2001, the parent filed a registration statement utilizing a "shelf" registration process. Under this shelf process, the parent company may offer up to $500 million of any combination of the following securities, either separately or in units: debt securities, preferred stock, depositary shares, common stock, and warrants. In the third quarter of 2001, the parent company obtained $200 million in a subordinated notes offering, bearing a 6.75% fixed coupon rate and 10-year maturity.

During 2000, the four largest subsidiary banks (Associated Bank Illinois, National Association, Associated Bank Milwaukee, Associated Bank Green Bay, National Association, and Associated Bank North) established a $2.0 billion bank note program. As noted in the section titled "Overview," during the second quarter of 2001 the Corporation merged its Wisconsin banks into a single national charter named Associated Bank, National Association; thus, subsequently the program is associated with Associated Bank Illinois, National Association and Associated Bank, National Association. Under this program, short-term and long-term debt may be issued. As of September 30, 2001, $200 million of long-term, variable rate bank notes was outstanding under this program.

The parent company and certain banks are rated by Moody's, Standard and Poor's (S&P), and Fitch. These ratings, along with the Corporation's other ratings, provide opportunity for greater funding capacity and funding alternatives.

Capital

Stockholders' equity at September 30, 2001 increased to $1.1 billion (or 7.95% of total assets), compared to $930.2 million (or 7.09% of total assets) at September 30, 2000. The increase in equity between the two periods was primarily composed of the retention of earnings and the exercise of stock options, with offsetting decreases to equity from the payment of dividends and the repurchase of common stock. Additionally, stockholders' equity at September 30, 2001, included $65.1 million of accumulated other comprehensive income, predominantly related to unrealized gains on securities available-for-sale, net of the tax effect. At September 30, 2000, stockholders' equity was reduced by $18.9 million of accumulated other comprehensive loss, related to unrealized losses on securities available-for-sale, net of the tax effect. Excluding the accumulated other comprehensive income (loss), stockholders' equity to assets would be 7.51% and 7.22% at September 30, 2001 and 2000, respectively.

Stockholders' equity grew $110.2 million since year-end 2000. The increase in equity between the two periods was primarily composed of the retention of earnings and the exercise of stock options, with offsetting decreases to equity from the payment of dividends and the repurchase of common stock. Additionally, stockholders' equity at year-end 2000, included $15.6 million of accumulated other comprehensive income, related to unrealized gains on securities available-for-sale, net of the tax effect. Excluding the accumulated other comprehensive income, stockholders' equity to assets would be 7.51% and 7.27% at September 30, 2001 and December 31, 2000, respectively.

Cash dividends of $0.91 per share were paid in YTD01, compared to $0.8172 per share in YTD00, representing an increase of 11.4%.

The Board of Directors ("BOD") has authorized management to repurchase shares of the Corporation's common stock each quarter in the market, to be made available for issuance in connection with the Corporation's employee incentive plans and for other corporate purposes. During YTD01, 500,000 shares were repurchased under this authorization, at an average cost of $32.73 per share. Additionally, under two separate actions in 2000, the BOD authorized the repurchase and cancellation of the Corporation's outstanding shares, not to exceed approximately 6.7 million shares on a combined basis. Under these authorizations 32,000 shares were repurchased during YTD01, at an average cost of $31.39 per share, while approximately 3.3 million shares remain authorized to repurchase at September 30, 2001. The repurchase of shares will be based on market
opportunities,   capital  levels,   growth   prospects,
and other investment opportunities.

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

--------------------------------------------------------------------------------------------------------------
                                                   TABLE 9
                                               Capital Ratios
                                    (In Thousands, except per share data)
--------------------------------------------------------------------------------------------------------------
                                             Sept. 30,      June 30,     March 31,      Dec. 31,    Sept. 30,
                                               2001           2001          2001          2000         2000
--------------------------------------------------------------------------------------------------------------
Total stockholders' equity                  $1,078,874     $1,050,678    $1,023,978    $  968,696  $  930,183
Tier 1 capital                                 913,281        896,276       870,096       846,371     840,180
Total capital                                1,238,673      1,020,620       989,683       966,994     957,530
Market capitalization                        2,230,131      2,379,119     2,198,989     2,008,274   1,751,531
                                         ---------------------------------------------------------------------
Book value per share                        $    16.39     $    15.89    $    15.48    $    14.65  $    13.94
Cash dividend per share                           0.31           0.31          0.29          0.29        0.29
Stock price at end of period                     33.89          35.99         33.25         30.38       26.25
Low closing price for the period                 29.83          31.63         29.75         21.84       22.13
High closing price for the period                36.91          35.99         36.19         30.63       26.63
                                         ---------------------------------------------------------------------
Total equity / assets                             7.95%          7.95%         7.80%         7.38%       7.09%
Total equity / assets, adjusted (1)               7.51           7.59          7.46          7.27        7.22
Tangible equity / assets                          7.27           7.23          7.06          6.62        6.31
Tier 1 leverage ratio                             7.02           6.93          6.74          6.52        6.57
Tier 1 risk-based capital ratio                   9.73           9.64          9.69          9.37        9.41
Total risk-based capital ratio                   13.19          10.98         11.02         10.70       10.72
                                         ---------------------------------------------------------------------
Shares outstanding (period end)                 65,805         66,105        66,135        66,116      66,725
Basic shares outstanding (average)              66,083         66,146        66,150        66,314      68,031
Diluted shares outstanding (average)            66,633         66,691        66,688        66,542      68,293
                                         =====================================================================
(1) - Ratio is based upon total equity and assets excluding the unrealized gains
      (losses) arising during the year, net of income tax.
--------------------------------------------------------------------------------------------------------------

Third Quarter Results

Net income for third quarter 2001 ("3Q01") was $45.1 million, or $0.68 per diluted share, compared to $41.5 million net income, or $0.61 per diluted share, for the third quarter of 2000 ("3Q00"). Return on average equity was 17.03%, down 72 bp from 3Q00 (influenced primarily by the increase in equity from the swing in other comprehensive income). The return on average assets increased 8 bp to 1.36%, given the increased net income and moderate average asset growth.

Fully taxable equivalent net interest income for 3Q01 was $112.6 million, $12.2 million higher than 3Q00. The net interest margin of 3.63% in 3Q01 was 38 bp higher than the net interest margin of 3.25% in 3Q00 (see Tables 2 and 3). Changes in the rate environment contributed $11.3 million to taxable equivalent net interest income, and changes in the volume and mix of average earning assets also impacted taxable equivalent net interest income favorably by $940,000 (see Table 3). Average earning assets growth (up $167 million to $12.3 billion), a decrease in interest-bearing deposits excluding brokered CDs (down $170 million), and a decrease in brokered CDs (down $678 million), was funded primarily by wholesale funds (up $870 million).

The net interest margin rose 38 bp to 3.63% for 3Q01, attributed primarily to declining interest rates (the average Fed funds rate for 3Q01 was 294 bp lower than 3Q00), and greater reliance on wholesale funds (which represented 32.1% of interest-bearing liabilities for 3Q01 compared to 24.0% for 3Q00). The 38 bp increase in net interest margin was the result of a 123 bp decrease in rate on interest-bearing liabilities, offset partly by a 75 bp drop in earning asset yield and 10 bp lower contribution from net free funds.

The provision for loan losses was up $2.8 million over the provision for 3Q00. The AFLL to loans at September 30, 2001 was 1.41% compared to 1.33% at September 30, 2000 (see Table 8).

Noninterest income was $48.1 million for 3Q01, up $3.8 million over 3Q00 (see Table 4). The change between comparable quarters was impacted by three primary components: a) net asset sale gains (down $3.1 million, attributable to the $2.9 million net premium on deposits of one branch sold during 3Q00), b) mortgage banking income (up $6.0 million, primarily due to a dramatic increase in secondary mortgage loan production, positively impacting gains on the sale of mortgages and volume related fees), and c) trust service fees (down $3.0 million, as the result of declines in the market value of assets under management). Service charges on deposit accounts in 3Q01 were up $851,000 (9.6%) and include fee increases and changes in non-sufficient fund and other service charges. Other income increased $2.5 million, primarily due to $2.6 million recognized in connection with the sale of stock in a regional ATM network.

Noninterest expense for 3Q01 was up $3.9 million over 3Q00 (see Table 5), in part due to a $2.9 million (7.1%) increase in personnel expense and a $3.4 million increase in mortgage servicing rights amortization (predominantly driven by an increase of $3.4 million to the valuation allowance during 3Q01). Partially offsetting these expense increases were lower stationery and supplies (due to lower overall vendor costs) and legal and professional fees (attributable to higher consultant fees during 3Q00). Income taxes were up $5.9 million between comparable quarters, due to the increase in income before taxes and the increase in the effective tax rate, at 29.6% for 3Q01 compared to 24.0% for 3Q00.

Current Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria which intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite lives no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of."

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

SFAS No. 141 will require upon adoption of SFAS No. 142, that the Corporation evaluate its existing goodwill and intangible assets that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Corporation will be required to assess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Corporation will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

As of the date of adoption, the Corporation expects to have unamortized goodwill in the amount of $92 million that will be subject to the transition provisions of SFAS No. 141 and SFAS No. 142. Amortization expense related to this goodwill was $4.9 million ($4.7 million after tax) and $6.6 million ($6.3 million after tax) for the nine months ended September 30, 2001 and the year ended December 31, 2000. Due to the extensive nature and effort in adopting SFAS No. 141 and SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Corporation's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of Opinion No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, "Goodwill and Other Intangible Assets." The Corporation is required to adopt SFAS No. 144 for fiscal years beginning after December 15, 2001. Management does not expect the adoption of SFAS No. 144 to have a material impact on the Corporation's financial statements.

Subsequent Events

On October 24, 2001, the BOD declared a $0.31 per share dividend payable November 15, 2001, to shareholders of record at the close of business on November 1, 2001.

During the fourth quarter of 2001, the Corporation expects to close on the sale of the deposits of the Evansville, Wisconsin branch of Associated Bank, National Association to another financial institution. As of September 30, 2001, the Evansville branch had total deposits of approximately $12 million.

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

          (b)  Reports on Form 8-K:

               A report on Form 8-K dated July 19, 2001, was filed under Item 5, Other Events, and under Item 7, Financial Statements and Exhibits, reporting Associated's announcement of earnings for the quarter and six months ended June 30, 2001.

               A report on Form 8-K dated August 1, 2001, was filed under Item 5, Other Events, and under Item 7, Financial Statements and Exhibits, indicating Associated's announcement that a Terms Agreement had been entered into between Associated Banc-Corp and Credit Suisse First Boston Corporation.

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

                                    ASSOCIATED BANC-CORP
                                    -----------------------------------------
                                    (Registrant)


Date:  November 14, 2001            /s/ Robert C. Gallagher
                                    -----------------------------------------
                                        Robert C. Gallagher
                                        President and Chief Executive Officer


Date:  November 14, 2001            /s/ Joseph B. Selner
                                    -----------------------------------------
                                        Joseph B. Selner
                                        Principal Financial Officer