Form 10-K
period 2001-12-31
ASSOCIATED BANC-CORP
filed 2002-03-21
CIK 7789

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

( )  For the fiscal year ended December 31, 2001

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 1, 2002, 68,862,132 shares of Common Stock were outstanding and the aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $2,428,653,000. Excludes approximately $102,031,000 of market value representing the outstanding shares of the Registrant owned by all directors and officers who individually, in certain cases, or collectively, may be deemed affiliates. Includes approximately $169,698,000 of market value representing 6.71% of the outstanding shares of the Registrant held in a fiduciary capacity by the trust company subsidiary of the Registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                              Part of Form 10-K Into Which
           Document                      Portions of Documents are Incorporated

Proxy Statement for Annual Meeting of                   Part III
   Shareholders on April 24, 2002


================================================================================

                              ASSOCIATED BANC-CORP
                        2001 FORM 10-K TABLE OF CONTENTS


                                                                         Page
                                                                         ----
PART I

Item 1.      Business                                                      3

Item 2.      Properties                                                    7

Item 3.      Legal Proceedings                                             7

Item 4.      Submission of Matters to a Vote of Security Holders           7

PART II

Item 5.      Market for Registrant's Common Equity and Related
             Stockholder Matters                                           9

Item 6.      Selected Financial Data                                      10

Item 7.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          11

Item 7A.     Quantitative and Qualitative Disclosures About Market
             Risk                                                         40

Item 8.      Financial Statements and Supplementary Data                  41

Item 9.      Changes in and Disagreements With Accountants on
             Accounting and Financial Disclosure                          76

PART III

Item 10.     Directors and Executive Officers of the Registrant           76

Item 11.     Executive Compensation                                       76

Item 12.     Security Ownership of Certain Beneficial Owners and
             Management                                                   76

Item 13.     Certain Relationships and Related Transactions               76

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports
             on Form 8-K                                                  77

Signatures                                                                79

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

                                     PART I

ITEM 1       BUSINESS

General

Associated Banc-Corp (the "Corporation") is a bank holding company registered pursuant to the Bank Holding Company Act of 1956, as amended (the "Act"). It was incorporated in Wisconsin in 1964 and was inactive until 1969 when permission was received from the Board of Governors of the Federal Reserve System to acquire three banks. At December 31, 2001, the Corporation owned four commercial banks located in Illinois, Minnesota, and Wisconsin (the "affiliates") serving their local communities and, measured by total assets held at December 31, 2001, was the second largest commercial bank holding company headquartered in Wisconsin. The Corporation also owned 18 limited purpose banking and nonbanking subsidiaries (the "subsidiaries") located in Arizona, California, Illinois, Nevada, and Wisconsin.

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

Responsibility for the management of the affiliates remains with their respective Boards of Directors and officers. Services rendered to the affiliates by the Corporation are intended to assist the local management of these affiliates to expand the scope of services offered by them. Bank affiliates of the Corporation at December 31, 2001, provided services through 208 locations in 145 communities.

The Corporation, through its affiliates, provides a complete range of banking services to individuals and businesses. These services include checking, savings, and money market deposit accounts, business, personal, educational, residential, and commercial mortgage loans, other consumer-oriented financial services, including IRA and Keogh accounts, lease financing for a variety of capital equipment for commerce and industry, and safe deposit and night depository facilities. Automated Teller Machines (ATMs), which provide 24-hour banking services to customers of the affiliates, are installed in many locations in the affiliates' service areas. The affiliates are members of an interstate shared ATM network, which allows their customers to perform banking transactions from their checking, savings, or credit card accounts at ATMs in a multi-state environment. Among the services designed specifically to meet the needs of businesses are various types of specialized financing, cash management services, and transfer/collection facilities.

The affiliates provide lending, depository, and related financial services to individual, commercial, industrial, financial, and governmental customers. Term loans, revolving credit arrangements, letters of credit, inventory and accounts receivable financing, real estate construction lending, and international banking services are available.

Lending involves credit risk. Credit risk is controlled and monitored through active asset quality management and the use of lending standards, thorough review of potential borrowers, and active asset quality administration. Active asset quality administration, including early problem loan identification and timely resolution of problems, further ensures appropriate management of credit risk and minimization of loan losses. The allowance for loan losses represents management's estimate of an amount adequate to provide for probable losses inherent in the loan portfolio. Management's evaluation of the adequacy of the allowance for loan losses is based on management's ongoing review and grading of the loan portfolio, consideration of past loan loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, current economic conditions, the fair value of underlying collateral, and other factors which could affect potential credit losses. Credit risk management is discussed under sections "Loans," "Allowance for Loan Losses," and "Nonperforming Loans, Potential Problem Loans, and Other Real Estate Owned," and under Notes 1 and 5 in the notes to consolidated financial statements.

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

Investment  subsidiaries  provide discount and full-service  brokerage services, including the sale of fixed and variable annuities, mutual funds, and securities, to the affiliates' customers and the general public. Insurance subsidiaries provide commercial and individual insurance services and engage in reinsurance. Various life, property, casualty, credit, and mortgage insurance products are available to the affiliates' customers and the general public. Two investment subsidiaries located in Nevada hold, manage, and trade cash, stocks, and securities transferred from the affiliates and reinvest investment income. Three additional investment subsidiaries formed in Nevada and headquartered and domiciled in the Cayman Islands provide investment services for their parent bank, as well as provide management of their respective Real Estate Investment Trust ("REIT") subsidiaries. An appraisal subsidiary provides real estate appraisals for customers, government agencies, and the general public.

The mortgage banking subsidiary is involved in the origination, servicing, and warehousing of mortgage loans, and the sale of such loans to investors. The primary focus is on one- to four-family residential and multi-family properties, which are generally salable into the secondary mortgage market. The principal mortgage lending areas of this subsidiary are Wisconsin, Minnesota, and Illinois. Nearly all long-term, fixed-rate real estate mortgage loans generated are sold in the secondary market and to other financial institutions, with the subsidiary retaining the servicing of those loans.

In addition to real estate loans, the Corporation's affiliates and subsidiaries originate and/or service consumer loans, business credit card loans, and student loans. Consumer, home equity, and student lending activities are principally conducted in Wisconsin and Illinois, while the credit card base and resulting loans are principally centered in the Midwest. In April 2000, the Corporation entered into an agreement with Citibank USA for the acquisition of the Corporation's retail credit card portfolio. That agreement, along with a five-year agency agreement entered into contemporaneously with Citibank USA, provides for agent fees and other income on new and existing card business.

The Corporation, its affiliates, and subsidiaries are not dependent upon a single or a few customers, the loss of which would have a material adverse effect on the Corporation. No material portion of the business of the Corporation, its affiliates, or its subsidiaries is seasonal.

Foreign Operations

The Corporation, its affiliates, and subsidiaries do not engage in any operations in foreign countries, other than three investment subsidiaries all formed under the General Corporation Law of the State of Nevada. These investment subsidiaries are headquartered and commercially domiciled in the Cayman Islands. Each subsidiary has at least one employee who is a resident of the Cayman Islands. In addition, Associated Bank, National Association, a banking affiliate of the Corporation, has established a branch in the Cayman Islands under a Class B Banking License issued by the Cayman Islands Monetary Authority. It has at least one employee who is a resident of the Cayman Islands.

Employees

At December 31, 2001, the Corporation, its affiliates, and subsidiaries, as a group, had 3,845 full-time equivalent employees.

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

As a registered bank holding company under the Act, the Corporation and its nonbanking affiliates are regulated and supervised by the Board of Governors of the Federal Reserve System (the "Board"). The affiliates of the Corporation with a national charter are supervised and examined by the Comptroller of the Currency. The affiliates with a state charter are supervised and examined by their respective state banking agency, and by the Federal Deposit Insurance Corporation (the "FDIC"). All affiliates of the Corporation that accept insured deposits are subject to examination by the FDIC.

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

ITEM 2       PROPERTIES

The Corporation's headquarters are located in the Village of Ashwaubenon, Wisconsin, in a leased facility with approximately 30,000 square feet of office space. The space is subject to a five-year lease with two consecutive five-year extensions.

At December 31, 2001, the affiliates occupied 208 offices in 145 different communities within Illinois, Minnesota, and Wisconsin. The main office of Associated Bank, National Association, is owned. The affiliate main offices in downtown Chicago, Rockford, and Minneapolis are located in the lobbies of multi-story office buildings. Most affiliate branch offices are free-standing buildings that provide adequate customer parking, including drive-in facilities of various numbers and types for customer convenience. Some affiliates also have branch offices in various supermarket locations, as well as offices in retirement communities. In addition, the Corporation owns other real property that, when considered in the aggregate, is not material to its financial position.

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

ITEM 4       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ending December 31, 2001.

Executive Officers of the Corporation

Pursuant to General Instruction G of Form 10-K, the following list is included as an unnumbered item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 2002.

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


          Name                          Offices and Positions Held                Date of Election
          ----                          --------------------------                ----------------
Robert C. Gallagher        President, Chief Executive Officer, and Director of     April 28, 1982
Age: 63                    Associated Banc-Corp; Chairman and President of
                           Associated Bank, National Association (affiliate)

                           Prior to April 2000, President, Chief Operating
                           Officer, and Director of Associated Banc-Corp

                           From April 1996 to October 1998, Vice Chairman of
                           Associated Banc-Corp; Chairman and Chief Executive
                           Officer of Associated Bank Green Bay (affiliate)

Brian R. Bodager           Chief Administrative Officer, General Counsel, and       July 22, 1992
Age: 46                    Corporate Secretary of Associated Banc-Corp;
                           Director of Associated Bank, National Association
                           (affiliate)

                           Prior to July 1997, Senior Vice President, General
                           Counsel, and Corporate Secretary of Associated
                           Banc-Corp

Joseph B. Selner           Chief Financial Officer of Associated Banc-Corp;       January 25, 1978
Age: 55                    Director of Associated Bank, National Association
                           (affiliate)

Arthur E. Olsen, III       General Auditor of Associated Banc-Corp                  July 28, 1993
Age: 50

William M. Bohn            Director, Legal, Compliance, and Risk Management, of    April 23, 1997
Age: 35                    Associated Banc-Corp

                           Prior to April 1997, Officer of a Wisconsin-based trust company

Robert J. Johnson          Director, Corporate Human Resources, of Associated     January 22, 1997
Age: 56                    Banc-Corp

Donald E. Peters           Director, Systems and Operations, of Associated        October 27, 1997
Age: 52                    Banc-Corp; Director of Associated Bank, National
                           Association (affiliate)

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

Teresa A. Rosengarten      Treasurer of Associated Banc-Corp                      October 25, 2000
Age:  41
                           From March 1994 to August 2000,  Treasurer of a
                           Tennessee-based bank holding company

          Name                          Offices and Positions Held                Date of Election
          ----                          --------------------------                ----------------
Mark J. McMullen           Director, Wealth Management, of Associated               June 2, 1981
Age: 52                    Banc-Corp; Director of Associated Bank, National
                           Association (affiliate); Chairman and Chief
                           Executive Officer of Associated Trust Company
                           (affiliate)

                           Prior to July 1999, Senior Executive Vice President and Director of Associated Bank Green Bay (affiliate)

                           Prior to July 1996, Executive Vice President and
                           Director of Associated Bank Green Bay (affiliate)

Randall J. Peterson        Director, Community Banking, of Associated              August 2, 1982
Age: 56                    Banc-Corp;  Director of Associated Bank, National
                           Association (affiliate)

                           From July 1996 to October 1998, President and
                           Director of Associated Bank Green Bay (affiliate)

Gordon J. Weber            Director, Corporate Banking, of Associated              January 1, 1973
Age: 53                    Banc-Corp; Director of Associated Bank, National
                           Association (affiliate)

                           Prior to April 2001, President, Chief Executive
                           Officer, and Director of Associated Bank Milwaukee
                           (affiliate); Director of Associated Bank South
                           Central (affiliate)

                                     PART II

ITEM 5   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information in response to this item is incorporated by reference to the table "Market Information" on Page 76 and the discussion of dividend restrictions in
Note 11 "Stockholders' Equity" of the notes to consolidated financial statements included under Item 8 of this document. The Corporation's common stock is currently being traded on The Nasdaq Stock Market under the symbol ASBC.

The approximate number of equity security holders of record of common stock, $.01 par value, as of March 1, 2002, was 9,651. Certain of the Corporation's shares are held in "nominee" or "street" name and the number of beneficial owners of such shares is approximately 20,700.

Payment of future dividends is within the discretion of the Corporation's Board of Directors and will depend, among other factors, on earnings, capital requirements, and the operating and financial condition of the Corporation. At the present time, the Corporation expects that dividends will continue to be paid in the future.

ITEM 6  SELECTED FINANCIAL DATA

TABLE 1:  EARNINGS SUMMARY AND SELECTED FINANCIAL DATA
(In Thousands, except per share data)
                                                 %                                                              5-Year
                                               Change                                                          Compound
                                              2000 to                                                            Growth
Years ended December 31,             2001       2001        2000          1999          1998          1997        Rate
------------------------------------------------------------------------------------------------------------------------
Interest income                $   880,622    (5.4)%  $   931,157    $   814,520   $   785,765   $   787,919     3.8%
Interest expense                   458,637   (16.2)       547,590        418,775       411,028       411,637     4.1
                               -----------------------------------------------------------------------------------------
Net interest income                421,985    10.0        383,567        395,745       374,737       376,282     3.5

Provision for loan losses           28,210    39.6         20,206         19,243        14,740        31,668    15.5
                               -----------------------------------------------------------------------------------------
  Net interest income after
    provision for loan losses      393,775     8.4        363,361        376,502       359,997       344,614     2.9
Noninterest income                 195,603     6.2        184,196        165,906       167,928        94,854    11.2
Noninterest expense                338,369     6.5        317,736        305,092       294,962       323,200     3.0
                               -----------------------------------------------------------------------------------------
Income before income taxes and
  extraordinary item               251,009     9.2        229,821        237,316       232,963       116,268     8.7
Income tax expense                  71,487    15.6         61,838         72,373        75,943        63,909     4.5
                               -----------------------------------------------------------------------------------------
NET INCOME                     $   179,522     6.9%   $   167,983    $   164,943   $   157,020   $    52,359    10.9%
                               =========================================================================================

Basic earnings per share (1):
  Income before extraordinary
    item                       $      2.72    10.6%   $      2.46    $      2.36   $      2.26   $      0.76     11.9%
   Net income                         2.72    10.6           2.46           2.36          2.26          0.76     12.1
Diluted earnings per share (1):
  Income before extraordinary
    item                              2.70     9.8           2.46           2.34          2.24          0.74     12.2
  Net income                          2.70     9.8           2.46           2.34          2.24          0.74     12.3
Cash dividends per share (1)          1.22    10.2           1.11           1.05          0.95          0.81     12.1
Weighted average shares
outstanding:
  Basic                             65,988    (3.2)        68,186         69,858        69,438        69,172     (1.0)
  Diluted                           66,516    (2.8)        68,410         70,468        70,168        70,329     (1.2)
SELECTED FINANCIAL DATA
Year-End Balances:
Loans                          $ 9,019,864     1.2%   $ 8,913,379    $ 8,343,100   $ 7,272,697   $ 7,072,550      6.3%
Allowance for loan losses          128,204     6.6        120,232        113,196        99,677        92,731     12.3
Investment securities            3,197,021    (1.9)     3,260,205      3,270,383     2,907,735     2,940,218      3.0
Assets                          13,604,374     3.6     13,128,394     12,519,902    11,250,667    10,690,442      6.1
Deposits                         8,612,611    (7.3)     9,291,646      8,691,829     8,557,819     8,395,277      1.6
Long-term debt                   1,103,395   801.3        122,420         24,283        26,004        15,270    101.4
Stockholders' equity             1,070,416    10.5        968,696        909,789       878,721       813,692      5.9
Book value per share (1)             16.38    11.8          14.65          13.09         12.70         11.75      4.8
                               -----------------------------------------------------------------------------------------
Average Balances:
Loans                          $ 9,092,699     4.7%   $ 8,688,086    $ 7,800,791   $ 7,255,850   $ 6,959,018      6.7%
Investment securities            3,143,786    (5.2)     3,317,499      3,119,923     2,737,556     2,905,921      4.5
Assets                          13,103,754     2.3     12,810,235     11,698,104    10,628,695    10,391,718      6.3
Deposits                         8,581,233    (5.7)     9,102,940      8,631,652     8,430,701     8,121,945      2.0
Stockholders' equity             1,037,158    12.7        920,169        914,082       856,425       839,859      6.0
                               -----------------------------------------------------------------------------------------
Financial Ratios: (3)
Return on average equity             17.31%    (95)         18.26%         18.04%        18.33%         6.23%
Return on average assets              1.37       6           1.31           1.41          1.48          0.50
Net interest margin
  (tax-equivalent)                    3.62      26           3.36           3.74          3.79          3.86
Average equity to average
  assets                              7.91      73           7.18           7.81          8.06          8.08
Dividend payout ratio (2)            44.85     (16)         45.01          44.68         42.04        106.58
                               =========================================================================================

(1)  Per share data adjusted retroactively for stock splits and stock dividends.
(2)  Ratio is based upon basic earnings per share.
(3)  Change in basis points
N/M = not meaningful

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

During 2001, the Corporation merged all of the Wisconsin bank affiliates (Associated Bank South Central, Associated Bank North, Associated Bank Milwaukee, Associated Bank, National Association, Associated Bank Lakeshore, National Association, and Associated Bank Green Bay, National Association) into a single national banking charter, headquartered in Green Bay, Wisconsin, under the name Associated Bank, National Association. Certain nonbank subsidiaries (Associated Leasing, Inc., Associated Banc-Corp Services, Inc., and Associated Commercial Mortgage, Inc.) also merged with and into the resultant bank, becoming operating divisions of Associated Bank, National Association.

The financial discussion that follows may refer to the impact of the Corporation's business combination activity, detailed under section "Business Combinations" and Note 2 of the notes to consolidated financial statements. The detailed financial discussion focuses on 2001 results compared to 2000. Discussion of 2000 results to 1999 is predominantly in section "2000 Compared to 1999."

Performance Summary

The Corporation recorded net income of $179.5 million for the year ended December 31, 2001, an increase of $11.5 million or 6.9% over the $168.0 million earned in 2000. Basic earnings per share for 2001 were $2.72, a 10.6% increase over 2000 basic earnings per share of $2.46. Earnings per diluted share were $2.70, a 9.8% increase over 2000 diluted earnings per share of $2.46. Return on average assets ("ROA") and return on average equity ("ROE") for 2001 were 1.37% and 17.31%, respectively, compared to 1.31% and 18.26%, respectively, for 2000. Cash dividends paid in 2001 increased by 10.2% to $1.22 per share over the $1.11 per share paid in 2000. Key factors behind these results were:

- Taxable equivalent net interest income was $444.2 million for 2001, $38.9 million or 9.6% higher than 2000. Interest expense decreased by $88.9 million, while taxable equivalent interest income decreased $50.0 million. The volume of average earning assets increased $225 million to $12.3 billion, which exceeded the $81.7 million increase in interest-bearing liabilities. Increases in the volume of earning assets and interest-bearing liabilities, as well as changes in product mix, added $18.3 million to taxable equivalent net interest income, while changes in interest rates resulted in a $20.6 million increase.

- Net interest income and net interest margin were also impacted in 2001 by the declining interest rate environment, competitive pricing pressures, branch deposit sales, and funding of stock repurchases. The Federal Reserve lowered interest rates an unprecedented eleven times during 2001, producing an average Federal funds rate for 2001 that was 238 basis points ("bp") lower than the average for 2000.

- The net interest margin was 3.62% for 2001, a 26 bp increase from 3.36% for 2000, the net result of the 31 bp increase in interest rate spread, offset by a 5 bp decline in the net free funds contribution. Rates on interest-bearing liabilities in 2001 were 86 bp lower than last year, while the yield on interest earning assets decreased 55 bp, bringing the interest rate spread up by 31 bp.

- Total loans were $9.0 billion at December 31, 2001, an increase of $106 million or 1.2% over December 31, 2000. The loan mix continued to shift, with commercial loan balances increasing $603 million (13.0%) and representing 58% of total loans at December 31, 2001, compared to 52% at year-end 2000. Total deposits were $8.6 billion at December 31, 2001, $679 million lower than December 31, 2000, with brokered CDs decreasing by $626 million. To take advantage of the lower rate environment, the Corporation increased long-term debt by $1.0 billion, including $200 million of subordinated debt, $200 million of bank notes, and longer-term Federal Home Loan Bank advances.

- Asset quality remained relatively strong. The provision for loan losses increased to $28.2 million compared to $20.2 million in 2000. Net charge offs were $20.2 million, an increase of $11.3 million, primarily due to the charge off of several large commercial credits. Net charge offs were 0.22% of average loans compared to 0.10% in 2000. The ratio of allowance for loan losses to loans was 1.42% and 1.35% at December 31, 2001 and 2000, respectively. Nonperforming loans were $52.1 million, representing 0.58% of total loans at year-end 2001, compared to $47.7 million or 0.54% of total loans last year.

- Noninterest income was $195.6 million for 2001, $11.4 million or 6.2% higher than 2000. Net gains on the sales of assets and investment securities totaled $2.7 million in 2001, compared to net gains of $16.8 million in 2000. Excluding these asset and security sales, noninterest income was $192.9 million, or $25.5 million (15.2%) over 2000. Mortgage banking revenue more than doubled, adding $33.8 million over the prior year, and service charges on deposit accounts were up $4.5 million over 2000. Partially offsetting these increases were an $8.6 million reduction in trust service fees and a $3.3 million decrease in retail commissions.

- Noninterest expense was $338.4 million, up $20.6 million or 6.5% over 2000. Personnel expenses rose $14.4 million, of which $6.7 million was attributable to salary expense and $7.7 million was due to fringe benefit expense. Mortgage servicing rights expense increased $10.6 million, predominantly driven by an increase to the valuation reserve on mortgage servicing rights. All other expense categories were down, in total, $4.4 million.

- Income tax expense increased to $71.5 million, up $9.6 million from 2000. The effective tax rate in 2001 was 28.5% compared to 26.9% for 2000. The increase was primarily attributable to the increase in net income before tax, an increase in state tax expense, and a decrease in tax valuation allowance adjustments.

Business Combinations

There were no business combinations during 2001 or 2000. There was one transaction pending at December 31, 2001, which was consummated in February
2002, as noted below. There were three business combination transactions completed during 1999. The Corporation's business combination activity is further summarized in Note 2 of the notes to consolidated financial statements.

On September 10, 2001, the Corporation announced the signing of a definitive agreement to acquire Signal Financial Corporation ("Signal") of Mendota Heights, Minnesota. Based upon the Corporation's closing stock price on September 10, 2001 (the date of public announcement of the acquisition) and other terms of the Merger Agreement, the acquisition price is approximately $192.5 million, of which, $58.4 million will be paid in cash and the remainder in the Corporation's common stock. On February 28, 2002, the Corporation consummated its acquisition of 100% of the outstanding common shares of Signal. As the transaction was accounted for under the purchase method, the results of operations of Signal will be included by the Corporation beginning on the consummation date, and therefore, are not included in the accompanying consolidated financial statements. At February 28, 2002, Signal reported $1.2 billion in total assets.

INCOME STATEMENT ANALYSIS

Net Interest Income

Net interest income is the primary source of the Corporation's revenue. Net interest income is the difference between interest income on interest earning assets, such as loans and securities, and the interest expense on interest-bearing deposits and other borrowings, used to fund those and other assets or activities. The amount of net interest income is affected by changes in interest rates and by the amount and composition of interest earning assets and interest-bearing liabilities. Additionally, net interest income is impacted by the sensitivity of the balance sheet to changes in interest rates which factors in characteristics such as the fixed or variable nature of the financial instruments, contractual maturities, and repricing frequencies.

Net interest income in the consolidated statements of income (which excludes the taxable equivalent adjustment on tax exempt assets) was $422.0 million, compared to $383.6 million last year. The taxable equivalent adjustments (the adjustments to bring tax-exempt interest to a level that would yield the same after-tax income had that income been subject to taxation, using a 35% tax rate) of $22.2 million for 2001 and $21.7 million for 2000, resulted in fully taxable equivalent net interest income of $444.2 million and $405.3 million, respectively. The taxable equivalent adjustment between years was relatively unchanged (up $509,000) and was in line with the growth in average municipal securities balances.

Tax equivalent net interest income was $444.2 million for 2001, an increase of $38.9 million or 9.6% from 2000. The increase in tax equivalent net interest income was primarily attributable to the benefit of lower interest rates, particularly on the cost of interest-bearing liabilities, and a higher level of earning assets. Interest rates fell steadily during 2001, but were generally rising during 2000. Comparatively, the average Federal funds rate for 2001 was 238 bp lower than for 2000, while the rate at December 31, 2001, was 475 bp lower than at December 31, 2000.

Interest rate spread and net interest margin are utilized to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on earning assets and the rate paid for interest-bearing liabilities that fund those assets. The net interest margin is expressed as the percentage of net interest income to average earning assets. The net interest margin exceeds the interest rate spread because noninterest-bearing sources of funds (net free funds), principally demand deposits and stockholders' equity, also support earning assets. To compare tax-exempt asset yields to taxable yields, the yield on tax-exempt loans and securities is computed on a tax equivalent basis. Net interest income, interest rate spread, and net interest margin are discussed further on a tax equivalent basis.

Table 2 provides average balances of earning assets and interest-bearing liabilities, the associated interest income and expense, and the corresponding interest rates earned and paid, as well as net interest income, interest rate spread, and net interest margin on a tax-equivalent basis for the three years ended December 31, 2001. Tables 3 through 5 present additional information to facilitate the review and discussion of tax equivalent net interest income, interest rate spread, and net interest margin.

As indicated in Tables 2 and 3, increases in volume and changes in the mix of both earning assets and interest-bearing liabilities added $18.3 million to tax equivalent net interest income, while changes in the rates resulted in a $20.6 million increase, for a net increase of $38.9 million.

The net interest margin for 2001 was 3.62%, compared to 3.36% in 2000. The 26 bp increase in net interest margin is attributable to a 31 bp increase in interest rate spread (i.e., an 86 bp decrease in the cost of interest-bearing liabilities, net of a 55 bp decrease in the yield on earning assets), partially offset by a 5 bp lower contribution from net free funds. In conjunction with the stock buy-back programs (see further detail under section "Capital"), $34.4 million was used in 2001 for the repurchase of 1.0 million shares of common stock, while $92.3 million was used in 2000 to repurchase 3.7 million shares. Given the lower interest rate environment of 2001, the combination of buying back fewer shares and lower funding costs favorably impacted the net interest margin by approximately 2 bp in 2001.

For 2001, the cost of interest-bearing liabilities decreased 86 bp, impacted favorably by the declining rate environment during 2001, reducing interest expense by $90.7 million (with interest-bearing deposits accounting for $46.2 million of the decrease). The combined average cost of interest-bearing deposits excluding brokered CDs was 3.94%, down 58 bp, primarily from carrying a higher proportion of lower-costing transaction accounts during 2001 versus 2000. Higher-costing brokered CDs fell to represent 3.8% of interest-bearing liabilities (versus 7.9% for 2000) and cost 99 bp less than last year. The cost of wholesale funds (comprised of all short-term borrowings and long-term debt) decreased 154 bp to 4.78% for 2001 (primarily a function of the declining rate environment and the predominantly short-term nature of the funds) which reduced interest expense by $44.5 million. For 2001, the yield on earning assets fell 55 bp (driven primarily by a 75 bp decline in the loan yield), which decreased interest earned by $70.1 million (with loans accounting for $65.4 million of the decrease). The average loan yield was 7.63%, down 75 bp from last year. The repricing of variable rate loans, as well as competitive factors on new and refinanced loans, in the declining interest rate environment, put downward pressure on loan yields for 2001, as did the sale of the higher-yielding credit card receivables in

April 2000. The yield on securities and short-term investments combined was down only 11 bp, supported by portfolio strategies that started during 2000 to mitigate interest rate risk, decreasing tax equivalent interest income by an aggregate $4.7 million.

In combination, the growth and composition change of earning assets contributed an additional $20.1 million to tax equivalent net interest income, while the growth and composition of interest-bearing liabilities cost an additional $1.8 million, netting a $18.3 million increase to tax equivalent net interest income.

Average earning assets were $12.3 billion in 2001, an increase of $225 million, or 1.9%, from 2000. Loans accounted for the majority of the growth in earning assets, increasing to 74.1% of average earning assets, compared to 72.1% for 2000. Average loans were $9.1 billion in 2001, up $405 million or 4.7% compared to 2000, despite the sale of $128 million of credit card receivables in April 2000 and despite high-refinancing and sales of residential mortgages in 2001. During 2001, the Corporation continued to focus on shifting the composition of its loan portfolio, growing the proportion of commercial loans, which represented 53.9% of average loans for 2001 compared to 49.6% for 2000. For 2001, tax equivalent interest income on loans increased $31.1 million from growth, but decreased $65.4 million from the impact of the rate environment (as noted above), for a net decrease of $34.3 million versus last year (see Table
3). In support of funding a portion of the loan growth, securities and short-term investments combined decreased $180 million on average. Thus, for 2001, tax equivalent interest income on securities and short-term investments decreased $11.0 million from the volume changes, and decreased $4.7 million from the rate changes (as noted above), for a net $15.7 million decrease to tax equivalent interest income.

Average interest-bearing liabilities were $10.8 billion in 2001, a slight increase of $81.7 million, or 0.8%, from 2000. While relatively unchanged in balance, the mix of interest-bearing liabilities changed significantly compared to last year. Average interest-bearing deposits, a predominant source of funding (down $602 million or 7.5%), represented 69.0% of average interest-bearing liabilities for 2001, compared to 75.1% last year, driven by a reduction in brokered CDs as cheaper funding sources were utilized. Without the brokered CDs, interest-bearing deposits represented 65.2% of average interest-bearing liabilities for 2001, versus 67.2% last year. Given this decline and coupled with the growth in earning assets and other cash needs, the Corporation increased its use of wholesale funding. To take advantage of the lower rate environment, improve liquidity, and mitigate interest rate risk, the Corporation increased its long-term debt to 5.3% of average interest-bearing liabilities, compared to 1.1% for 2000. Therefore, for 2001, interest expense on interest-bearing deposits decreased $80.9 million, the result of a $34.7 million reduction from the declines in volume and a $46.2 million reduction from the favorable impact of the rate environment. To reiterate, brokered CDs were the predominant driver of this change (primarily from utilization of less expensive funding sources), down $436 million and costing 99 bp less in 2001 than 2000, while all other non-brokered interest-bearing deposits were down $166 million and cost 58 bp less than last year. Total interest-bearing deposits cost 4.03% on average for 2001 (71 bp less than last year). Total wholesale funds (including all short-term and long-term funding sources other than interest-bearing deposits) were $3.3 billion on average for 2001, up $683 million or 25.7%, with $460 million of the increase in average long-term debt. Wholesale funding on a combined basis cost 4.78% (154 bp lower than last year), of which long-term debt cost 5.07% on average for 2001 (128 bp lower than 2000). Thus, for 2001, interest expense on wholesale funds decreased $8.0 million, attributable to a $44.5 million decrease from the favorable impact of the rate environment, offset partially by a $36.5 million increase from the growth in volume.

TABLE2:  Average   Balances  and  Interest  Rates   (interest  and  rates  on  a
         tax-equivalent basis)
                                                                    Years Ended December 31,
                                ---------------------------------------------------------------------------------------------------
                                              2001                            2000                            1999
                                ---------------------------------------------------------------------------------------------------
                                   Average              Average    Average               Average    Average               Average
                                   Balance    Interest   Rate      Balance    Interest    Rate      Balance     Interest    Rate
                                ---------------------------------------------------------------------------------------------------
                                                                        ($ in Thousands)
ASSETS
Earning assets:
Loans (1)(2)(3)                 $ 9,092,699   $693,780    7.63%   $ 8,688,086   $728,128    8.38%  $ 7,800,791   $626,407   8.03%
Investment securities:
  Taxable                         2,306,444    146,170    6.34      2,523,492    163,768    6.49     2,597,760    163,769   6.30
  Tax exempt(1)                     837,343     61,507    7.35        794,007     58,233    7.33       522,163     36,201   6.93
Short-term investments               35,380      1,421    4.02         41,309      2,775    6.72        34,110      1,806   5.29
                                ---------------------------------------------------------------------------------------------------
  Securities and short-term
    investments                   3,179,167    209,098    6.58      3,358,808    224,776    6.69     3,154,033    201,776   6.40
                                ---------------------------------------------------------------------------------------------------

Total earning assets            $12,271,866   $902,878    7.36%   $12,046,894   $952,904    7.91%  $10,954,824   $828,183   7.56%
                                ---------------------------------------------------------------------------------------------------

Allowance for loan losses          (125,790)                         (115,580)                        (105,488)
Cash and due from banks             279,363                           268,267                          263,288
Other assets                        678,315                           610,654                          585,480
                                ---------------------------------------------------------------------------------------------------
Total  assets                   $13,103,754                       $12,810,235                      $11,698,104
                                ===================================================================================================
LIABILITIES AND
STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Savings deposits              $  839,417    $ 11,812    1.41%   $   956,177   $ 19,704    2.06%  $   919,163    $14,998   1.63%
  Interest-bearing demand
    deposits                        799,451      7,509    0.94        803,779     11,091    1.38       796,506     10,645    1.34
  Money market deposits           1,722,242     55,999    3.25      1,407,502     65,702    4.67     1,373,010     52,478    3.82
  Time deposits, excluding
    Brokered CDs                  3,648,942    201,035    5.51      4,008,382    228,191    5.69     4,297,977    222,811    5.18
                                 --------------------------------------------------------------------------------------------------
    Total interest-bearing
      deposits, excluding
        Brokered CDs               7,010,052   276,355    3.94      7,175,840    324,688    4.52     7,386,656    300,932    4.07
  Brokered CDs                       404,686    22,575    5.58        840,518     55,204    6.57       241,309     13,143    5.45
                                 --------------------------------------------------------------------------------------------------
    Total interest-bearing
      deposits                     7,414,738   298,930    4.03      8,016,358    379,892    4.74     7,627,965    314,075    4.12
Federal funds purchased and
  securities Sold under
    agreements to repurchase       1,839,336    77,011    4.19      1,724,291    107,732    6.25     1,057,269     52,843    5.00
    Other short-term borrowings      924,420    53,535    5.79        816,553     52,698    6.45       951,524     50,214    5.28
Long-term debt                       574,753    29,161    5.07        114,374      7,268    6.35        24,644      1,643    6.67
                                 --------------------------------------------------------------------------------------------------
  Total wholesale funding          3,338,509   159,707    4.78      2,655,218    167,698    6.32     2,033,437    104,700    5.15
                                 --------------------------------------------------------------------------------------------------
Total interest-bearing
  liabilities                    $10,753,247  $458,637    4.27%   $10,671,576   $547,590    5.13%  $ 9,661,402   $418,775    4.33%
                                 --------------------------------------------------------------------------------------------------

Demand deposits                    1,166,495                        1,086,582                        1,003,687
Accrued expenses and other
  liabilities                        146,854                          131,908                          118,933
Stockholders' equity               1,037,158                          920,169                          914,082
                                 --------------------------------------------------------------------------------------------------
Total liabilities and
  stockholders' equity           $13,103,754                      $12,810,235                      $11,698,104
                                 ==================================================================================================
Net interest income and rate
  spread (1)                                  $444,241    3.09%                 $405,314    2.78%                $409,408    3.23%
                                 ==================================================================================================
Net interest margin (1)                                   3.62%                             3.36%                            3.74%
                                 ==================================================================================================
Taxable equivalent adjustment                 $ 22,256                          $ 21,747                          $13,663
                                 ==================================================================================================

(1)  The  yield  on  tax  exempt   loans  and   securities   is  computed  on  a
     tax-equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.

(2) Nonaccrual loans and loans held for sale have been included in the average balances.

(3)  Interest income includes net loan fees.

TABLE 3:  Rate/Volume Analysis (1)

                                                            2001 Compared to 2000                 2000 Compared to 1999
                                                         Increase (Decrease) Due to            Increase (Decrease) Due to
                                                    ----------------------------------------------------------------------------
                                                      Volume         Rate         Net        Volume       Rate         Net
                                                    ----------------------------------------------------------------------------
                                                                                   ($ in Thousands)
Interest income:
Loans (2)                                           $  31,086    $ (65,434)   $ (34,348)   $  73,540    $  28,181    $ 101,721
Investment securities:
   Taxable                                            (13,844)      (3,754)     (17,598)      (4,907)       4,906           (1)
   Tax-exempt (2)                                       3,183           91        3,274       19,834        2,198       22,032
Short-term investments                                   (354)      (1,000)      (1,354)         455          514          969
                                                    ----------------------------------------------------------------------------
  Securities and short-term investments               (11,015)      (4,663)     (15,678)      15,382        7,618       23,000
                                                    ----------------------------------------------------------------------------
Total earning assets (2)                            $  20,071    $ (70,097)   $ (50,026)   $  88,922    $  35,799    $ 124,721
                                                    ----------------------------------------------------------------------------

Interest expense:
   Savings deposits                                 $  (2,194)   $  (5,698)   $  (7,892)   $     662    $   4,044    $   4,706
   Interest-bearing demand deposits                       (59)      (3,523)      (3,582)         124          322          446
   Money market deposits                               12,800      (22,503)      (9,703)       1,425       11,799       13,224
    Time deposits, excluding Brokered CDs             (19,977)      (7,179)     (27,156)     (14,323)      19,703        5,380
                                                    ----------------------------------------------------------------------------
       Total interest-bearing deposits, excluding
         Brokered CDs                                  (9,430)     (38,903)     (48,333)     (12,112)      35,868       23,756
       Brokered CDs                                   (25,284)      (7,345)     (32,629)      31,642       10,419       42,061
                                                    ----------------------------------------------------------------------------
       Total interest-bearing deposits                (34,714)     (46,248)     (80,962)      19,530       46,287       65,817
Federal funds purchased and securities sold under
   agreements to repurchase                             6,588      (37,309)     (30,721)      39,307       15,582       54,889
Other short-term borrowings                             6,421       (5,584)         837       (8,058)      10,542        2,484
Long-term debt                                         23,479       (1,586)      21,893        5,707          (82)       5,625
                                                    ----------------------------------------------------------------------------
       Total wholesale funding                         36,488      (44,479)      (7,991)      36,956       26,042       62,998
                                                    ----------------------------------------------------------------------------
Total interest-bearing liabilities                  $   1,774    $ (90,727)   $ (88,953)   $  56,486    $  72,329    $ 128,815
                                                    ----------------------------------------------------------------------------

Net interest income (2)                             $  18,297    $  20,630    $  38,927    $  32,436    $ (36,530)   $  (4,094)
                                                    ============================================================================

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

TABLE 4:  Interest Rate Spread and Interest Margin (on a tax-equivalent basis)

                                      2001 Average                     2000 Average                     1999 Average
                            ---------------------------------------------------------------------------------------------------

                                           %of                              %of                                %of
                             Balance     Earning    Yield/     Balance    Earning    Yield/                  Earning    Yield/
                                          Assets     Rate                  Assets     Rate      Balance      Assets     Rate
                            ---------------------------------------------------------------------------------------------------
                                                                    ($inThousands)
Earning assets              $12,271,866   100.0%     7.36%   $12,046,894    100.0%    7.91%   $10,954,824    100.0%     7.56%
                            ---------------------------------------------------------------------------------------------------
Financed by:
  Interest-bearing funds    $10,753,247    87.6%     4.27%   $10,671,576     88.6%    5.13%    $9,661,402     88.2%     4.33%
  Noninterest-bearing
    funds                     1,518,619    12.4%               1,375,318     11.4%              1,293,422     11.8%
                            ---------------------------------------------------------------------------------------------------
Total funds sources         $12,271,866   100.0%     3.74%   $12,046,894    100.0%    4.55%   $10,954,824    100.0%     3.82%
                            ===================================================================================================

Interest rate spread                                 3.09%                            2.78%                             3.23%
Contribution from net
  free funds                                          .53%                             .58%                              .51%
                                                     -----                            -----                             -----
Net interest margin                                  3.62%                            3.36%                             3.74%
                            ===================================================================================================

Average prime rate*                                  6.91%                            9.23%                             8.00%
Average fed funds rate*                              3.88%                            6.26%                             4.95%
Average spread                                       303bp                            297bp                              305bp
                            ===================================================================================================

*Source:  Bloomberg

TABLE 5:  Selected Average Balances

                                                                           Percent   2001 as % of   2000 as % of
                                                  2001         2000        Change    Total Assets   Total Assets
                                             ----------------------------------------------------------------
                                                                     ($ in Thousands)
ASSETS
Loans                                        $ 9,092,699   $ 8,688,086       4.7%       69.4%         67.8%
Investment securities
   Taxable                                     2,306,444     2,523,492      (8.6)       17.6          19.7
   Tax-exempt                                    837,343       794,007       5.5         6.4           6.2
Short-term investments                            35,380        41,309     (14.4)        0.3           0.3
                                             ----------------------------------------------------------------

Total earning assets                          12,271,866    12,046,894       1.9        93.7          94.0
Other assets                                     831,888       763,341       9.0         6.3           6.0
                                             ----------------------------------------------------------------

Total assets                                 $13,103,754   $12,810,235       2.3%      100.0%        100.0%
                                             ================================================================

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing deposits                    $ 7,414,738   $ 8,016,358      (7.5)%      56.6%         62.6%
Short-term borrowings                          2,763,756     2,540,844       8.8        21.1          19.8
Long-term debt                                   574,753       114,374     402.5         4.4           0.9
                                             ----------------------------------------------------------------

Total interest-bearing liabilities            10,753,247    10,671,576       0.8        82.1          83.3
Noninterest-bearing deposits                   1,166,495     1,086,582       7.4         8.9           8.5
Accrued expenses and other liabilities           146,854       131,908      11.3         1.1           1.0
Stockholders' equity                           1,037,158       920,169      12.7         7.9           7.2
                                             ----------------------------------------------------------------
Total liabilities and stockholders' equity   $13,103,754   $12,810,235       2.3%      100.0%       100.0%
                                             ================================================================

Provision for Loan Losses

The provision for loan losses in 2001 was $28.2 million. In comparison, the provision for loan losses for 2000 was $20.2 million, and $19.2 million for 1999. The provision for loan losses is predominantly a function of the methodology used to determine the adequacy of the allowance for loan losses which focuses on changes in the size and character of the loan portfolio, changes in levels of impaired and other nonperforming loans, historical losses on each portfolio category, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other factors which could affect potential credit losses. The ratio of the allowance for loan losses to total loans was 1.42%, up from 1.35% at December 31, 2000, and up from 1.36% at December 31, 1999. See additional discussion under section, "Allowance for Loan Losses."

Noninterest Income

Noninterest income was $195.6 million for 2001, $11.4 million or 6.2% higher than 2000. Primary categories that have impacted the change between comparable periods were mortgage banking, net gains (losses) on both investment securities and asset sales, and trust service fees. Fee income as a percentage of total revenues (defined as total noninterest income less gains or losses on asset and investment sales ("fee income") divided by taxable equivalent net interest income plus fee income) was 30.3% for 2001 compared to 29.2% last year.

TABLE 6:  Noninterest Income

                                                                                   % Change From
                                                Years Ended December 31,             Prior Year
                                            --------------------------------------------------------
                                                2001        2000         1999       2001     2000
                                            --------------------------------------------------------
                                                                   ($ in Thousands)
Trust service fees                          $  29,063   $  37,617    $  37,996     (22.7)%   (1.0)%
Service charges on deposit accounts            37,817      33,296       29,584      13.6     12.5
Mortgage banking income                        53,724      19,944       30,417     169.4    (34.4)
Credit card and other nondeposit fees          26,731      25,739       20,763       3.9     24.0
Retail commission income                       16,872      20,187       18,372     (16.4)     9.9
Bank owned life insurance income               12,916      12,377        9,456       4.4     30.9
Asset sale gains, net                           1,997      24,420        4,977     (91.8)     N/M
Other                                          15,765      18,265       11,315     (13.7)    61.4
                                            --------------------------------------------------------
  Subtotal                                  $ 194,885   $ 191,845    $ 162,880       1.6%    17.8%
Investment securities gains (losses), net         718      (7,649)       3,026       N/M      N/M
                                            --------------------------------------------------------

   Total noninterest income                 $ 195,603   $ 184,196    $ 165,906       6.2%    11.0%
                                            ========================================================
Subtotal,  net  of  asset  sale  gains
  ("fee income")                            $ 192,888   $ 167,425    $ 157,903      15.2%     6.0%
                                            ========================================================

N/M = not meaningful

Trust service fees for 2001 were $29.1 million, down $8.6 million (22.7%) from last year. The change was predominantly due to a decrease in the market value of assets under management, a function of the market and competitive market conditions. Trust assets under management totaled $4.2 billion and $4.6 billion at December 31, 2001 and 2000, respectively.

Service charges on deposits were $37.8 million, $4.5 million (13.6%) higher than 2000 primarily due to 2001 benefiting from the 2000 mid-year increases, changes in non-sufficient fund/overdraft charges and other service charges, and lower waive percentages.

Mortgage banking income was $53.7 million in 2001, an increase of $33.8 million, more than double the 2000 level. Mortgage banking income consists of servicing fees, the gain or loss on sales of mortgage loans to the secondary market, gains on sales of servicing, and production-related revenue (origination, underwriting, and escrow waiver fees). The increase was driven primarily by a significant increase in secondary mortgage loan production and related sales between comparable periods ($2.3 billion of production in 2001 versus $456 million in 2000). The higher production levels positively impacted gains on sales of mortgages (up $29.5 million, of which, $4.1 million was related to gains in the fair value of mortgage derivatives and $4.3 million was due to the sale of mortgage servicing rights) and volume-related fees (up $6.2 million). Servicing fees were down $1.9 million compared to 2000, in line with the decline in the portfolio serviced for others. The portfolio serviced for others was down 5% to $5.2 billion from $5.5 billion at December 31, 2000, due to sales of mortgage servicing rights on a portion of the portfolio, partially offset by increases attributable to higher sales volume.

Credit card and other nondeposit fees were $26.7 million for 2001, an increase of $0.9 million or 3.9% over 2000, with $1.6 million in increased merchant income and a $0.6 million decline in other nondeposit charges. The other credit card revenue was enhanced by the April 2000 acquisition agreement and five-year agency agreement with Citibank USA which provide for agent fees and other income on new and existing card business.

Retail commission income (which includes commissions from insurance and brokerage product sales) was $16.9 million, down $3.3 million or 16.4% compared to last year. The decrease was primarily attributable to declines in the stock market, lower portfolio valuations, and general market uncertainty due to the state of the economy. Brokerage commissions declined $2.1 million, while insurance commissions declined $1.2 million.

Asset sale gains for 2001 were $2.0 million, including the $0.9 million net premium on the sale of $12 million in deposits from one branch during 2001. Asset sale gains for 2000 were $24.4 million, including the $12.9 million gain recognized on the sale of $128 million credit card receivables to Citibank USA and the $11.1 million net premium on the sales of $109 million in deposits from six branches during 2000.

Bank owned life insurance income was $12.9 million, up $0.5 million or 4.4% over last year. Other noninterest income was $15.8 million for 2001, down $2.5 million from 2000. The sale of stock in a regional ATM network resulted in a gain of $2.6 million during 2001, while 2000 included $1.5 million recognized in connection with an interim servicing agreement with Citibank USA related to the credit card receivable sale, and $3.6 million in connection with the Corporation's mid-2000 change in data processing and management information system vendors, both of which compensated for certain additional costs incurred by the Corporation.

Investment securities gains for 2001 were $0.7 million. The 2000 net losses of $7.6 million were primarily from various securities sold and the proceeds either reinvested to mitigate interest rate risk and enhance future yields or to pay down higher cost borrowings.

Noninterest Expense

Total noninterest expense for 2001 was $338.4 million, a $20.6 million or 6.5% increase over 2000 noninterest expense.

TABLE 7:  Noninterest Expense
                                                                             % Change
                                                                             From Prior
                                          Years Ended December 31,              Year
                                       ---------------------------------------------------
                                          2001     2000        1999        2001     2000
                                       ---------------------------------------------------
                                                          ($ in Thousands)
Personnel expense                      $171,362   $157,007   $151,644       9.1%     3.5%
Occupancy                                23,947     23,258     22,576       3.0      3.0
Equipment                                14,426     15,272     15,987      (5.5)    (4.5)
Data processing                          19,596     22,375     21,695     (12.4)     3.1
Business development and advertising     13,071     13,359     11,919      (2.2)    12.1
Stationery and supplies                   6,921      7,961      8,110     (13.1)    (1.8)
FDIC expense                              1,661      1,818      3,313      (8.6)   (45.1)
Mortgage servicing rights expense        19,987      9,406      1,668     112.5      N/M
Intangible amortization                   8,378      8,905      8,134      (5.9)     9.5
Legal and professional fees               4,394      7,595      8,051     (42.1)    (5.7)
Other                                    54,626     50,780     51,995       7.6     (2.3)
                                       ---------------------------------------------------
   Total noninterest expense           $338,369   $317,736   $305,092       6.5%     4.1%
                                       ===================================================

N/M = not meaningful

Personnel expense (including salary-related expenses and fringe benefit expenses) increased $14.4 million or 9.1% over 2000, and represented 50.6% of total noninterest expense in 2001 compared to 49.4% in 2000. Salary expense increased $6.7 million or 5.3% in 2001, despite a modest decrease in average full-time equivalent employees, due primarily to increases in bonus and incentive pay and temporary help. Average full-time equivalent employees of 3,849 during 2001 were down 60 or 1.5% from the 3,909 full-time equivalent employees during 2000. Fringe benefits increased $7.7 million in 2001, primarily the result of a $3.8 million increase in profit sharing expense (given a higher profit share percentage in 2001), and a $2.0 million increase in premium based benefits (directly related to the rising costs of health, dental, and life insurance coverage).

Occupancy and equipment expense on a combined basis was $38.4 million for 2001, essentially unchanged from last year. Data processing costs decreased to $19.6 million, down $2.8 million or 12.4% over last year, attributable to lower overall vendor costs related to the change in service providers and the system conversion in mid-2000. Business development and advertising decreased to $13.1 million for 2001, down $0.3 million compared to 2000, primarily in television advertising for a branding campaign in 2000.

Mortgage servicing rights expense includes the amortization of the mortgage servicing rights asset and increases or decreases to the valuation allowance associated with the mortgage servicing rights asset. Amortization of mortgage servicing rights increased by $10.6 million between 2001 and 2000, predominantly driven by an increase of $10.7 million to the valuation reserve during 2001, reflecting the decline in interest rates in 2001 and the acceleration in prepayment speeds in the portfolio of loans serviced for others. See Note 1 of the notes to consolidated financial statements for the Corporation's accounting policy for mortgage servicing rights, which is considered a critical accounting policy given that estimating the fair value of the mortgage servicing rights involves judgment, particularly of estimated prepayment speeds of the underlying mortgages serviced. A valuation allowance is established to the extent the carrying value of the mortgage servicing rights exceeds the estimated fair value. Net income could be affected if management's estimate of the prepayment speeds or other factors differ materially from actual prepayments. Mortgage servicing rights, included in other assets on the consolidated balance sheet, were $32.1 million, net of a $10.7 million valuation allowance at December 31, 2001 (see Note 6 of the notes to consolidated financial statements).

Intangible amortization decreased to $8.4 million, primarily as the result of the reduction of intangibles associated with the six branches sold during 2000. Intangible amortization includes amortization of goodwill and other identifiable intangible assets. Under the provisions of a new accounting pronouncement, goodwill and intangible assets with indefinite useful lives will no longer be amortized beginning January 1, 2002. See further discussion under Note 1 of the notes to consolidated financial statements.

Legal and professional fees were down $3.2 million compared to last year, principally in consultant fees not recurring in 2001. Other expense was $54.6 million for 2001, up $3.8 million compared to 2000, most directly attributable to increased mortgage loan expenses related to the higher secondary mortgage loan production during 2001 versus 2000 (see also section "Noninterest Income").

Income Taxes

Income tax expense for 2001 was $71.5 million, up $9.6 million from 2000 income tax expense of $61.8 million. The Corporation's effective tax rate (income tax expense divided by income before taxes) was 28.5% in 2001 compared to 26.9% in 2000. The increase was primarily attributable to the increase in net income before tax, an increase in state tax expense, and a decrease in tax valuation allowance adjustments.

See Note 1 of the notes to consolidated financial statements for the Corporation's income tax accounting policy. Income tax expense recorded in the consolidated income statement involves interpretation and application of certain accounting pronouncements and federal and state tax codes, and is, therefore, considered a critical accounting policy. The Corporation undergoes examination by various regulatory taxing authorities. Such agencies may require that changes in the amount of tax expense or valuation allowance be recognized when their interpretations differ from those of management, based on their judgments about information available to them at the time of their examinations. See Note 13 of the notes to consolidated financial statements for more information.

BALANCE SHEET ANALYSIS

Loans

Total loans were $9.0 billion at December 31, 2001, an increase of $106 million or 1.2% over December 31, 2000, predominantly in commercial loans. Commercial loans were $5.2 billion, up $603 million or 13.0%. Commercial loans grew to represent 58% of total loans at the end of 2001, up from 52% at year-end 2000. Changing the mix of loans to include more commercial loans continued to be a strategic initiative during 2001. Also the decrease in residential real estate was strongly influenced by refinance activity and sales of current year production into the secondary market.

TABLE 8:  Loan Composition

                                                                      As of December 31,
                                  --------------------------------------------------------------------------------------------
                                        2001               2000              1999              1998               1997
                                  --------------------------------------------------------------------------------------------
                                              % of              % of              % of              % of                % of
                                    Amount    Total   Amount    Total   Amount    Total   Amount    Total    Amount    Total
                                  --------------------------------------------------------------------------------------------
                                                                       ($ in Thousands)
Commercial, financial, and
  agricultural                    $1,783,300    20%  $1,657,322   19%  $1,412,338   17% $  962,208    13%  $  986,839     14%
Real estate - construction           797,734      9     660,732    7      560,450    7     461,157     7      335,978      5
Commercial real estate             2,630,964     29   2,287,946   26    1,903,633   23   1,384,524    19    1,273,174     18
Lease financing                       11,629     --      14,854   --       23,229   --      19,231    --       14,072     --
                                  --------------------------------------------------------------------------------------------
  Commercial                       5,223,627     58   4,620,854   52    3,899,650   47   2,827,120    39    2,610,063     37
Residential real estate            2,524,199     28   3,158,721   35    3,274,767   39   3,362,885    46    3,263,977     46
Home equity                          609,254      7     508,979    6      408,577    5     331,861     5      405,086      6
                                  --------------------------------------------------------------------------------------------
  Residential mortgage             3,133,453     35   3,667,700   41    3,683,344   44   3,694,746    51    3,669,063     52
Consumer                             662,784      7     624,825    7      760,106    9     750,831    10      793,424     11
                                  --------------------------------------------------------------------------------------------
Total loans                       $9,019,864   100%  $8,913,379  100%  $8,343,100  100% $7,272,697   100%  $7,072,550    100%
                                  ============================================================================================


Commercial, financial, and agricultural loans were $1.8 billion at the end of 2001, up $126 million or 7.6% since year-end 2000, and comprised 20% of total loans outstanding, up from 19% at the end of 2000. The commercial, financial, and agricultural loan classification primarily consists of commercial loans to middle market companies and small businesses. Loans of this type are in a diverse range of industries. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower's operations. Within the commercial, financial, and agricultural classification, loans to finance agricultural production totaled $16.6 million, only 0.2% of total loans, at December 31, 2001.

Real estate construction loans grew $137 million or 20.7% to $798 million, representing 9% of the total loan portfolio at the end of 2001, compared to $661 million or 7% at the end of 2000. Loans in this classification are primarily short-term interim loans that provide financing for the acquisition or development of commercial real estate, such as multifamily or other commercial development projects. Real estate construction loans are made to developers and project managers who are well known to the Corporation, have prior successful project experience, and are well capitalized. Projects undertaken by these developers are carefully reviewed by the Corporation to ensure that they are economically viable. Loans of this type are primarily made to customers based in the Corporation's tri-state market in which the Corporation has a thorough knowledge of the local market economy. The credit risk associated with real estate construction loans is generally confined to specific geographic areas, but is also influenced by general economic conditions. The Corporation controls the credit risk on these types of loans by making loans in familiar markets to developers, underwriting the loans to meet the requirements of institutional investors in the secondary market, reviewing the merits of individual projects, controlling loan structure, and monitoring project progress and construction advances.

Commercial real estate includes loans secured by farmland, multifamily properties, and nonfarm/nonresidential real estate properties. Commercial real estate totaled $2.6 billion at December 31, 2001, up $343 million or 15.0% over last year and comprised 29% of total loans outstanding versus 26% at year-end 2000. Commercial real estate loans involve borrower characteristics similar to those discussed above for commercial loans and real estate-construction projects. Loans of this type are mainly for business and industrial properties, multifamily properties, community purpose properties, and similar properties. Loans are primarily made to customers based in Wisconsin, Illinois, and Minnesota. Credit risk is managed in a similar manner to commercial loans and real estate construction by employing sound underwriting guidelines, lending to borrowers in known markets and businesses, and formally reviewing the borrower's financial soundness and relationship on an ongoing basis. In many cases the Corporation will take additional real estate collateral to further secure the overall lending relationship.

Residential mortgage loans totaled $3.1 billion at the end of 2001, down $534 million or 14.6% from the prior year and comprised 35% of total loans outstanding versus 41% at year-end 2000. Loans in this classification include residential real estate (which consists of conventional home mortgages and second mortgages) and home equity lines. Residential real estate loans generally limit the maximum loan to 80% of collateral value. Residential real estate loans were $2.5 billion at December 31, 2001, down $635 million or 20.0% compared to last year, principally due to high refinance activity (influenced strongly by the lower rate environment in 2001 compared to 2000 and sales of the majority of current year production into the secondary market). Home equity lines grew by $100 million, or 19.7%, to $609 million in 2001, in response to the lower rate environment in 2001.

TABLE 9:  Loan Maturity Distribution and Interest Rate Sensitivity (1)

                                                                        Maturity (2)
                                                    ----------------------------------------------------
December 31, 2001                                    Within 1 Year   1-5 Years   After 5 Years   Total
                                                     -------------   ---------   -------------   -----
                                                                      ($ in Thousands)
Commercial, financial, and agricultural              $1,353,625     $367,462      $ 62,213   $1,783,300
Real estate-construction                                559,201      170,596        67,937      797,734
                                                    ----------------------------------------------------
Total                                                $1,912,826     $538,058      $130,150   $2,581,034
                                                    ====================================================
Fixed rate                                           $  395,888     $465,301      $130,150     $991,339
Floating or adjustable rate                           1,516,938       72,757           ---    1,589,695
                                                    ----------------------------------------------------
Total                                                $1,912,826     $538,058      $130,150   $2,581,034
                                                    ====================================================
Percent                                                      74%          21%            5%         100%

(1)  Based upon scheduled principal repayments.
(2) Demand loans, past due loans, and overdrafts are reported in the "Within 1 Year" category.

Consumer loans to individuals totaled $663 million at December 31, 2001, up $38 million or 6.1% compared to 2000, representing 7% of the year-end loan portfolio. Installment loans include short-term installment loans, direct and indirect automobile loans, recreational vehicle loans, credit card loans (which are primarily business-oriented following the April 2000 sale to Citibank USA of $128 million of retail credit card receivables), student loans, and other personal loans. Individual borrowers may be required to provide related collateral or a satisfactory endorsement or guaranty from another person, depending on the specific type of loan and the creditworthiness of the borrower. Credit risk for these types of loans is generally greatly influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers as well as taking appropriate collateral and guaranty positions on such loans. Factors that are critical to managing overall credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, early identification of potential problems, an adequate allowance for loan losses, and sound nonaccrual and charge-off policies.

An active credit risk management process is used for commercial loans to further ensure that sound and consistent credit decisions are made. Credit risk is controlled by detailed underwriting procedures, comprehensive loan administration, and periodic review of borrowers' outstanding loans and commitments. Borrower relationships are formally reviewed on an ongoing basis for early identification of potential problems. Further analyses by customer, industry, and geographic location are performed to monitor trends, financial performance, and concentrations.

The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2001, no concentrations of any type existed in the Corporation's portfolio in excess of 10% of total loans.

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

At December 31, 2001, the allowance for loan losses was $128.2 million, compared to $120.2 million at December 31, 2000. The $8.0 million increase was the net result of $28.2 million provision for loan losses, offset by $20.2 million of net charge offs. As of December 31, 2001, the allowance for loan losses to total loans was 1.42% and covered 246% of nonperforming loans, compared to 1.35% and 252%, respectively, at December 31, 2000. Tables 10 and 11 provide additional information regarding activity in the allowance for loan losses and Table 12 provides additional information regarding nonperforming loans.

The provision for loan losses in 2001 was $28.2 million. In comparison, the provision for loan losses for 2000 was $20.2 million and $19.2 million in 1999. The provision for loan losses is predominantly a function of the result of the methodology used to determine the allowance for loan losses.

TABLE 10:  Loan Loss Experience

                                                                   Years Ended December 31,
                                                  ----------------------------------------------------------
                                                     2001        2000        1999        1998        1997
                                                  ----------  ----------  ----------  ----------  ----------
                                                                      ($ in Thousands)
Allowance for loan losses, at beginning of year   $ 120,232   $ 113,196  $  99,677   $  92,731   $  71,767
Balance related to acquisitions                          --          --      8,016       3,636         728
Decrease from sale of credit card receivables            --      (4,216)        --          --          --
Provision for loan losses                            28,210      20,206     19,243      14,740      31,668
Loans charged off:
   Commercial, financial, and agricultural           11,268       1,679      2,222       3,533       1,327
   Real estate - construction                         1,631          38         --         202         600
   Commercial real estate                             3,578         795        927         ***         ***
   Residential real estate                            1,262       2,923      2,545         ***         ***
                                                  ---------   ---------  ---------   ---------   ---------
        Real estate - mortgage                        4,840       3,718      3,472       3,256       3,222
   Consumer                                           4,822       5,717     10,925       9,839       9,900
   Lease financing                                       78           3          2         209        --
                                                  --------------------------------------------------------
         Total loans charged off                     22,639      11,155     16,621      17,039      15,049
Recoveries of loans previously charged off:
   Commercial, financial, and agricultural            1,013         772        726       2,384         513
   Real estate - construction                            --          --          1          --          --
   Commercial real estate                               242         153        364         ***         ***
    Residential real estate                             192         297        291         ***         ***
                                                  --------------------------------------------------------
        Real estate - mortgage                          434         450        655       1,582       1,312
   Consumer                                             954         979      1,464       1,641       1,792
   Lease financing                                       --          --         35           2          --
                                                  --------------------------------------------------------
        Total recoveries                              2,401       2,201      2,881       5,609       3,617
                                                  --------------------------------------------------------
Net loans charged off                                20,238       8,954     13,740      11,430      11,432
                                                  --------------------------------------------------------
Allowance for loan losses, at end of year         $ 128,204   $ 120,232  $ 113,196   $  99,677   $  92,731
                                                  ========================================================

*** Data for this period is unavailable.

Ratio of allowance for loan losses to net
  charge offs                                           6.3       13.4         8.2         8.7         8.1
Ratio of net charge offs to average loans              0.22%      0.10%       0.18%       0.16%       0.16%
Ratio of allowance for loan losses to total
  loans at end of period                               1.42%      1.35%       1.36%       1.37%       1.31%
                                                  ========================================================

The allowance for loan losses represents management's estimate of an amount adequate to provide for probable incurred credit losses in the loan portfolio at the balance sheet date. See management's allowance for loan losses accounting policy in Note 1 of the notes to consolidated financial statements. Management's evaluation of the adequacy of the allowance for loan losses is based on management's ongoing review and grading of the loan portfolio, consideration of past loan loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, existing economic conditions, the fair value of underlying collateral, and other factors which could affect potential credit losses. Assessing these numerous factors involves significant judgment, and therefore, management considers the allowance for loan losses a critical accounting policy.

In general, the change in the allowance for loan losses is a function of a number of factors, including but not limited to changes in the loan portfolio (see Table 8), net charge offs (see Table 10), and nonperforming loans (see Table 12). First, total loan growth from year-end 2000 to 2001 was up slightly to 1.2%. The growth was strongest in the commercial portfolio (particularly commercial real estate; commercial, financial, and agricultural loans; and construction loans), which grew $603 million or 13.0% to represent 58% of total loans at year-end 2001 compared to 52% last year-end. This segment of the loan portfolio carries greater inherent credit risk (described under section "Loans"). Net charge offs for 2001 have increased to $20.2 million. The rise in net charge offs is largely due to the charge off of several large commercial credits (accountable for approximately $10.7 million of charge-offs). Finally, nonperforming loans to total loans grew to 0.58% for 2001 compared to 0.54% last year.

The allocation of the Corporation's allowance for loan losses for the last five years is shown in Table 11. The allocation methodology applied by the Corporation, designed to assess the adequacy of the allowance for loan losses, focuses on changes in the size and character of the loan portfolio, changes in levels of impaired and other nonperforming loans, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, and historical losses on each portfolio category. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the portfolio. Management continues to target and maintain the allowance for loan losses equal to the allocation methodology plus an unallocated portion, as determined by economic conditions on the Corporation's borrowers. For both 1999 and 1998, estimation methods and assumptions included consideration of Year 2000 issues on significant customers. Management allocates the allowance for loan losses for credit losses by pools of risk. The business loan (commercial real estate; commercial, financial, and agricultural; leases; and real estate construction) allocation is based on a quarterly review of individual loans, loan types, and industries. The retail loan (residential real estate, home equity, and consumer) allocation is based on analysis of historical delinquency and charge-off statistics and trends. Minimum loss factors used by the Corporation for criticized loan categories are consistent with regulatory agency factors. Loss factors for non-criticized loan categories are based primarily on historical loan loss experience and peer group statistics. The mechanism used to address differences between estimated and actual loan loss experience includes review of recent nonperforming loan trends, underwriting trends, external factors, and management's judgment relating to current assumptions.

The allocation methods used for December 31, 2001 and 2000 were generally comparable. However, the uncertainty of current economic conditions on the business results of numerous individual borrowers and certain industries is being monitored carefully, as is the increased pace at which the financial results of a borrower's company can take a downturn from difficult and varied economic conditions. Therefore, the allocations for criticized loans in substandard and watch categories were increased. The amount allocated to commercial, financial and agricultural loans in 2001 represented 34% of the allowance for loan losses, compared to 38% last year. In 2000 for this category, a greater amount of these loans were in criticized loan categories and for which specific allocations were made. Thus, as anticipated, Table 10 evidences that this category incurred the largest amount of 2001 charge-offs. Finally, commercial, financial and agricultural loans represent 24% of nonperforming loans compared to 29% last year. The real estate mortgage category accommodates allowance allocated for commercial real estate and residential real estate. For 2001, the amount allocated for commercial real estate increased to $48.7 million, representing 38.0% of the allowance for loan losses compared to 21.6% last year. The increase was a function of changes in the commercial real estate loan category, including increased loan balances, growing 15.0% to represent 29% of total loans versus 26% at year-end 2000, and increased net charge-off activity of $3.3 million for 2001, versus last year of $641,000.

For 2000 compared to 1999, the amount allocated to consumer loans decreased to represent 5% of the allowance for loan losses versus 13% for 1999, predominantly as a function of the sale of $128 million of credit card receivables in mid-2000. Additionally, the amount allocated to commercial, financial and agricultural loans increased to 38% versus 28% last year, in part for the increase in the amount to criticized categories, as noted above, and since more of these loans were in nonperforming loan categories at year-end 2000 versus 1999 (29% and 17%, respectively).

Management carefully considers numerous detailed and general factors, its assumptions, and the likelihood of materially different conditions that could alter its assumptions. Consolidated net income could be affected if management's estimate of the population of loans with possible loss or its estimate of the amount of loss that might be incurred are materially different, requiring additional provision for loan losses to be recorded.

Management believes the allowance for loan losses to be adequate at December 31, 2001. While management uses available information to recognize losses on loans, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions and the impact of such change on the Corporation's borrowers. As an integral part of their examination process, various regulatory agencies also review the allowance for loan losses. Such agencies may require that certain loan balance be charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

TABLE 11:  Allocation of the Allowance for Loan Losses

                                                                    As of December 31,
                                              --------------------------------------------------------
                                                 2001        2000         1999        1998      1997
                                              --------- ------------ ------------ ---------- ---------
                                                                     ($ in Thousands)
Commercial, financial, and agricultural       $ 44,071     $ 45,571     $ 31,648    $25,385   $33,682
Real estate - construction                       7,977        6,531        5,605      3,369     2,016
Real estate - mortgage                          61,894       51,161       50,267     40,216    30,360
Consumer                                         5,683        6,194       14,904     16,924    16,870
Lease financing                                    327          149          184        426       493
Unallocated                                      8,252       10,626       10,588     13,357     9,310
                                              --------------------------------------------------------
   Total allowance for loan losses            $128,204     $120,232     $113,196    $99,677   $92,731
                                              ========================================================

Net charge offs were $20.2 million or 0.22% of average loans for 2001, compared to $9.0 million or 0.10% of average loans for 2000, and were $13.7 million or 0.18% of average loans for 1999. The $11.3 million increase in net charge offs was primarily driven by higher charge-offs of commercial, financial and agricultural loans in 2001 versus 2000 (at $11.3 million, up $9.6 million as shown in Table 10). This rise in charge offs is predominantly due to the charge off of several large commercial credits (accountable for approximately $10.7 million of the charge-offs) during 2001. Loans charged off are subject to continuous review, and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses.

Nonperforming Loans, Potential Problem Loans, and Other Real Estate Owned

Management is committed to an aggressive nonaccrual and problem loan identification philosophy. This philosophy is embodied through the ongoing monitoring and reviewing of all pools of risk in the loan portfolio to ensure that all problem loans are identified quickly and the risk of loss is minimized.

Nonperforming loans are defined as nonaccrual loans, loans 90 days or more past due but still accruing, and restructured loans. The Corporation specifically excludes from its definition of nonperforming loans student loan balances that are 90 days or more past due and still accruing and that have contractual government guarantees as to collection of principal and interest. Such past due student loans were approximately $21.0 million and $19.5 million at December 31, 2001 and 2000, respectively.

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

TABLE 12:  Nonperforming Loans and Other Real Estate Owned

                                                                         December 31,
                                                  ------------------------------------------------------------
                                                     2001        2000        1999         1998        1997
                                                  ----------- ----------- ------------ ----------- -----------
                                                                       ($ in Thousands)
Nonaccrual loans                                     $48,238     $41,045      $32,076     $48,150     $32,415
Accruing loans past due 90 days or more                3,649       6,492        4,690       5,252       1,324
Restructured loans                                       238         159          148         485         558
                                                  ------------------------------------------------------------
   Total nonperforming loans                         $52,125     $47,696      $36,914     $53,887     $34,297
Other real estate owned                                2,717       4,032        3,740       6,025       2,067
                                                  ------------------------------------------------------------
   Total nonperforming assets                        $54,842     $51,728      $40,654     $59,912     $36,364
                                                  ============================================================

Ratios at period end:
Nonperforming loans to total loans                      0.58%       0.54%        0.44%       0.74%       0.48%
Nonperforming assets to total assets                    0.40%       0.39%        0.32%       0.53%       0.34%
Allowance for loan losses to nonperforming loans         246%        252%         307%        185%        270%
                                                  ============================================================

Nonperforming loans at December 31, 2001, were $52.1 million, an increase of $4.4 million from December 31, 2000. The ratio of nonperforming loans to total loans at the end of 2001 was 0.58%, as compared to 0.54% and 0.44% at December 31, 2000 and 1999, respectively. Nonaccrual loans accounted for $7.2 million of the increase in nonperforming loans, partially offset by a $2.8 million decline in accruing loans past due 90 days or more. Commercial nonaccrual loans (representing approximately 65% of nonaccrual loans at year-end 2001 versus 67% at year-end 2000) increased $4.0 million, predominantly due to the addition of one large commercial credit (totaling approximately $3.1 million). Accruing loans past due 90 days or more declined as the result of one large commercial credit that went on nonaccrual during 2001, and was subsequently repaid and partially charged off. The Corporation's allowance for loan losses to nonperforming loans was 246% at year-end 2001, down from 252% at year-end 2000 and 307% at year-end 1999.

Other real estate owned decreased to $2.7 million at December 31, 2001, compared to $4.0 million and $3.7 million at year-end 2000 and 1999, respectively. Net gains on sales of other real estate owned were $643,000, $116,000 and $403,000 for 2001, 2000, and 1999, respectively. Management actively seeks to ensure properties held are monitored to minimize the Corporation's risk of loss.

The following table shows, for those loans accounted for on a nonaccrual basis and restructured loans for the years ended as indicated, the gross interest that would have been recorded if the loans had been current in accordance with their original terms and the amount of interest income that was included in interest income for the period.

TABLE 13:  Foregone Loan Interest

                                                Years Ended December 31,
                                           ---------------------------------
                                              2001        2000       1999
                                           ---------- ----------- ----------
                                                   ($ in Thousands)

Interest income in accordance
  with original terms                        $4,840      $3,951     $3,074
Interest income recognized                   (2,694)     (2,609)    (1,637)
                                           ---------------------------------
Reduction in interest income                 $2,146      $1,342     $1,437
                                           =================================

Potential problem loans are loans where there are doubts as to the ability of the borrower to comply with present repayment terms. The decision of management to place loans in this category does not necessarily indicate that the Corporation expects losses to occur, but that management recognizes that a higher degree of risk is associated with these performing loans. At December 31, 2001, potential problem loans totaled

$177.8 million. The loans that have been reported as potential problem loans are not concentrated in a particular industry, but rather cover a diverse range of businesses. Management does not presently expect significant losses from credits in the potential problem loan category.

Investment Securities Portfolio

The investment securities portfolio is intended to provide the Corporation with adequate liquidity, flexibility in asset/liability management, and a source of stable income. Investment securities classified as held to maturity are carried in the consolidated balance sheet at amortized cost while investment securities classified as available for sale are carried at fair market value. At December 31, 2001, the total carrying value of investment securities represented 23% of total assets, compared to 25% at year-end 2000. On average, the investment portfolio represented 26% and 28% of average earning assets for 2001 and 2000, respectively.

The classification of securities as held to maturity or available for sale is determined at the time of purchase. Beginning in 1998, the Corporation began to classify most investment purchases as available for sale. This is consistent with the Corporation's investment philosophy of maintaining flexibility to manage the investment portfolio, particularly in light of asset/liability management strategies, including possible securities sales in response to changes in interest rates or prepayment risk, the need to manage regulatory capital, and other factors. Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which was adopted by the Corporation as required on January 1, 2001, provided for the option, upon adoption, to change the classification of investments held. Thus, on January 1, 2001, the Corporation reclassified all its held to maturity securities to available for sale securities. The amortized cost and fair value of the securities transferred were $369 million and $373 million, respectively. SFAS 133 is more fully described under Notes 1 and 15 of the notes to consolidated financial statements.

TABLE 14:  Investment Securities Portfolio

                                                       At December 31,
                                          --------------------------------------
                                               2001         2000         1999
                                          ------------- ----------- ------------
                                                      ($ in Thousands)

Investment Securities Held to Maturity:
Federal agency securities                 $      --    $   25,055    $  26,012
Obligations of states and political
  subdivisions                                   --       110,182      128,833
Mortgage-related securities                      --       182,299      204,725
Other securities (debt)                          --        51,022       54,467
                                          -------------------------------------
  Total amortized cost and carrying value $      --    $  368,558    $ 414,037
                                          =====================================

  Total fair value                        $      --    $  372,873    $ 413,107
                                          =====================================

Investment Securities Available for Sale:
U.S. Treasury securities                  $   15,071   $   23,847    $  47,092
Federal agency securities                    196,175      341,929      406,275
Obligations of state and political           847,887      756,914      550,975
subdivisions
Mortgage-related securities                1,642,851    1,425,290    1,578,089
Other securities (debt and equity)           414,399      319,129      334,024
                                          -------------------------------------
  Total amortized cost                    $3,116,383   $2,867,109   $2,916,455
                                          =====================================

  Total fair value and carrying value     $3,197,021   $2,891,647   $2,856,346
                                          =====================================

Total Investment Securities:
  Total amortized cost                    $3,116,383   $3,235,667   $3,330,492
  Total fair value                         3,197,021    3,264,520    3,269,453
  Total carrying value                     3,197,021    3,260,205    3,270,383
                                          =====================================
                                       28

At December 31, 2001 and 2000, mortgage-related securities represented 52.7% and 49.7%, respectively, of total investment securities based on amortized cost. The fair value of mortgage-related securities are subject to inherent risks based upon the future performance of the underlying collateral (i.e. mortgage loans) for these securities, such as prepayment risk and interest rate changes.

At December 31, 2001, the Corporation's securities portfolio did not contain securities, other than U.S. Treasury and federal agencies, of any single issuer that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 10% of stockholders' equity or $1.1 billion.

TABLE 15:  Investment Securities Portfolio Maturity Distribution (1)
           - At December 31, 2001

                        Investment Securities Available for Sale - Maturity Distribution and Weighted Average Yield
                 -------------------------------------------------------------------------------------------------------------------
                                   After one but      After five                     Mortgage-related
                       Within       within five       but within          After            and
                      one year         years           ten years        ten years    equity securities       Total            Total
                 ------------------------------------------------------------------------------------------------             Fair
                  Amount   Yield   Amount   Yield   Amount    Yield   Amount  Yield    Amount    Yield   Amount   Yield       Value
                 -------------------------------------------------------------------------------------------------------------------
                                                               ($ in Thousands)
U. S. Treasury
  securities     $  3,955  6.40%  $ 11,116  2.84%  $     --     --   $     --    --  $      --      --  $ 15,071   3.78%  $   15,115
Federal agency
  securities       35,969  6.22%   160,001  5.92%       111   6.83%        94  5.82%        --      --   196,175   5.98%     204,644
Obligations of
  states and
  political
  subdivisions
  (2)              29,555  7.30%   175,523  7.00%   314,421   6.73%   328,388  7.99%         --     --   847,887   7.29%     861,603
Other debt
  securities       96,058  4.88%   182,601  6.18%    20,860   6.20%        --    --          --     --   299,519   5.76%     306,554
Mortgage-related
  securities           --    --        --     --        --      --         --    --    1,642,851  6.23% 1,642,851   6.23%  1,674,323
Equity
  securities           --    --        --     --        --      --         --    --      114,880  5.07%   114,880   5.07%    134,782
                 -------------------------------------------------------------------------------------------------------------------
Total amortized
  cost           $165,537  5.60%  $529,241  6.10%  $335,392   6.70%  $328,482  7.99%  $1,757,731  6.16% $3,116,383  6.40% $3,197,021
                 ===================================================================================================================
Total fair
  value          $167,534         $547,865         $337,188          $335,329         $1,809,105                          $3,197,021
                 ===================================================================================================================

(1) Expected maturities will differ from contractual maturities, as borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

(2) Yields on tax-exempt securities are computed on a tax-equivalent basis using a tax rate of 35% and have not been adjusted for certain disallowed interest deductions.

Deposits

Deposits are the Corporation's largest source of funds. At December 31, 2001, deposits were $8.6 billion, down $679 million or 7.3% over last year, primarily in brokered certificates of deposit ("CDs") (down $626 million). Total deposits excluding brokered CDs ("nonbrokered deposits") were relatively flat between year-end periods. The sale of deposits of one branch during 2001 decreased deposits by $12 million. The sale of six branches during 2000 decreased deposits at year-end 2000 by approximately $109 million.

The primary factors influencing the Corporation's nonbrokered deposit growth has been competitive pressure from other financial institutions, as well as other investment opportunities available to customers. During 2001 the Corporation particularly marketed its business demand deposits and money market accounts, which offer competitive, market-indexed rates, and greater customer flexibility.

On average, deposits were $8.6 billion for 2001, down $522 million or 5.7% over the average for 2000. However, excluding the $436 million decrease in average brokered CDs, deposits were down 1.0%. As previously mentioned under section "Net Interest Income," the decline in average deposits increased the Corporation's reliance on wholesale funding, as discussed under section "Other Funding Sources."

Table  16  summarizes  the   distribution  of  average   deposits.   A  maturity
distribution of certificates of deposits and other time deposits of $100,000 or more at December 31, 2001, is shown in Table 17.

TABLE 16:  Average Deposits Distribution

                                           2001                   2000                 1999
                                   --------------------- --------------------- --------------------
                                                 % of                   % of                  % of
                                      Amount     Total     Amount       Total     Amount      Total
                                   -----------   -----   ----------     -----   ----------    -----
                                                             ($ in Thousands)
Noninterest-bearing demand
  deposits                         $1,166,495      14%   $1,086,582      12%   $1,003,687      12%
Interest-bearing demand deposits      799,451       9       803,779       9       796,506       9
Savings deposits                      839,417      10       956,177      11       919,163      11
Money market deposits               1,722,242      20     1,407,502      15     1,373,010      16
Brokered certificates of deposit      404,686       5       840,518       9       241,309       3
Other time deposits                 3,648,942      42     4,008,382      44     4,297,977      49
                                   ----------------------------------------------------------------
Total deposits                     $8,581,233     100%   $9,102,940     100%   $8,631,652     100%
                                   ================================================================


TABLE 17:  Maturity Distribution-Certificates of Deposit and
           Other Time Deposits of $100,000 or More

                                                December 31, 2001
                                           ----------------------------
                                           Certificates     Other Time
                                            of Deposit       Deposits
                                           ----------------------------
                                                ($ in Thousands)

Three months or less                         $511,504        $ 66,427
Over three months through six months          152,180          36,809
Over six months through twelve months         117,493          38,791
Over twelve months                             70,233             612
                                           ----------------------------
Total                                        $851,410        $142,639
                                           ============================

Other Funding Sources

Other funding sources, including both long-term debt and short-term borrowings ("wholesale funds"), were $3.7 billion at December 31, 2001, up $1.0 billion from $2.7 billion at December 31, 2000. Long-term debt at December 31, 2001, was $1.1 billion, up from $122.4 million at the end of last year, due to the issuance of $200 million of subordinated debt, $200 million of bank notes, and the use of long-term Federal Home Loan Bank advances. See Note 10 of the notes to consolidated financial statements for additional information on long-term debt. Short-term borrowings are primarily comprised of Federal funds purchased; securities sold under agreements to repurchase; short-term Federal Home Loan Bank advances; notes payable to banks; treasury, tax, and loan notes; and commercial paper. The Federal Home Loan Bank advances included in short-term borrowings are those with original maturities of less than one year. The treasury, tax, and loan notes are demand notes representing secured borrowings from the U.S. Treasury, collateralized by qualifying securities and loans. The funds are placed with the subsidiary banks at the discretion of the U.S. Treasury and may be called at any time. See Note 9 of the notes to consolidated financial statements for additional information on short-term borrowings, and Table 18 for specific disclosure required for major short-term borrowing categories.

Wholesale funds on average were $3.3 billion for 2001, up $683 million or 25.7% over 2000. The reliance on wholesale funds increased during 2001 as mentioned under both sections "Net Interest Income" and "Deposits". The mix of wholesale funding shifted toward longer-term instruments, with average long-term debt representing 17.2% of wholesale funds compared to 4.3% last year, in response to certain asset/liability objectives and favorable interest rates. Within the short-term borrowing categories, average Federal funds purchased and securities sold under agreements to repurchase were up $115 million and short-term Federal Home Loan Bank advances were up $181 million.

TABLE 18: Short-Term Borrowings

                                                                           December 31,
                                                            -----------------------------------------
                                                                2001          2000         1999
                                                            ------------  ------------ ------------
                                                                          ($ in Thousands)
Federal funds purchased and securities sold under
  agreements to repurchase:
Balance end of year                                         $1,691,152    $1,691,796    $1,344,396
Average amounts outstanding during year                      1,839,336     1,724,291     1,057,269
Maximum month-end amounts outstanding                        2,298,320     2,012,529     1,640,043
Average interest rates on amounts outstanding at end of           2.22%         6.59%         5.30%
year
Average interest rates on amounts outstanding during year         4.19%         6.25%         5.00%
Federal Home Loan Bank advances:
Balance end of year                                         $  300,000    $  750,000    $  531,652
Average amounts outstanding during year                        722,466       541,909       778,245
Maximum month-end amounts outstanding                          850,000     1,375,653     1,173,021
Average interest rates on amounts outstanding at end of           3.15%         6.42%         6.37%
year
Average interest rates on amounts outstanding during year         6.25%         6.39%         5.22%

Liquidity

The objective of liquidity management is to ensure that the Corporation has the ability to generate sufficient cash or cash equivalents in a timely and cost-effective manner to meet its commitments as they fall due. Funds are available from a number of sources, primarily from the core deposit base and from loans and securities repayments and maturities. Additionally, liquidity is provided from sales of the securities portfolio, lines of credit with major banks, the ability to acquire large and brokered deposits, and the ability to securitize or package loans for sale.


The Corporation's liquidity management framework includes measurement of several key elements, such as wholesale funding as a percent of total assets and liquid assets to short-term wholesale funding. The Corporation's liquidity framework also incorporates contingency planning to assess the nature and volatility of funding sources and to determine alternatives to these sources. The contingency plan would be activated to ensure the Corporation's funding commitments could be met in the event of general market disruption or adverse economic conditions.

Strong capital ratios, credit quality and core earnings are essential to retaining high credit ratings and, consequently, cost-effective access to the wholesale funding markets. A downgrade or loss in credit ratings could have an impact on the Corporation's ability to access wholesale funding at favorable interest rates. As a result, capital ratios, asset quality measurements and profitability ratios are monitored on an ongoing basis as part of the liquidity management process.

TABLE 19: Credit Ratings at December 31, 2001
                                                                         Fitch
                                       Moody's             S&P          Ratings
                                       -------             ---          -------
Bank short-term                           P1               A2              F1
Bank long-term                            A2               A-              A-

Corporation short-term                    P2               A2              F1
Corporation long-term                     A3              BBB+             A-

Subordinated debt long-term             Baa1              BBB             BBB+

While core deposits and loan and investment repayment are principal sources of liquidity, funding diversification is another key element of liquidity management. Diversity is achieved by strategically varying depositor type, term, funding market, and instrument.

The parent company manages its liquidity position to provide the funds necessary to pay dividends to stockholders, service debt, invest in subsidiaries, repurchase common stock, and satisfy other operating requirements. The parent company's primary funding sources to meet its liquidity requirements are dividends and service fees from subsidiaries, borrowings with major banks, commercial paper issuance, and proceeds from the issuance of equity. Dividends received in cash from subsidiaries totaled $90.0 million in 2001 and represent a primary funding source. At December 31, 2001, $148.0 million in dividends could be paid to the parent by its subsidiaries and affiliates without obtaining prior regulatory approval, subject to the capital needs of the banks. As discussed in Item 1, the subsidiary banks are subject to regulation and, among other things, may be limited in their ability to pay dividends or transfer funds to the parent company. Accordingly, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available for the payment of cash dividends to the Corporation's stockholders or for other cash needs.

In addition to affiliate dividends, the parent company has multiple funding sources that could be used to increase liquidity and provide additional financial flexibility. These sources include a revolving credit facility, commercial paper and a shelf registration. The parent company has available a $100 million revolving credit facility with established lines of credit from nonaffiliated banks, of which $100 million was available at December 31, 2001. During 2000, a $200 million commercial paper program was initiated, of which $200 million was available at December 31, 2001. Additionally, effective in May 2001, the parent company filed a registration statement utilizing a "shelf" registration process. Under this shelf process, the parent company may offer up to $500 million of any combination of the following securities, either separately or in units: debt securities, preferred stock, depositary shares, common stock, and warrants. In August 2001, the parent company obtained $200 million in a subordinated notes offering, bearing a 6.75% fixed coupon rate and a 10-year maturity. At December 31, 2001, $300 million was available under the shelf registration.

Investment securities are an important tool to the Corporation's liquidity objective. As of December 31, 2001, all securities are classified as available for sale. Of the $3.2 billion investment portfolio, $1.0 billion were pledged as collateral for repurchase agreements, representing a lower-cost source of funds. The remaining securities could be pledged or sold to enhance liquidity if necessary.

The bank affiliates have a variety of funding sources (in addition to key liquidity sources, such as core deposits, loan sales, loan repayments, and investment portfolio sales) available to increase financial flexibility. During 2000, the four largest subsidiary banks (Associated Bank Illinois, National
Association, Associated Bank Milwaukee, Associated Bank Green Bay, National Association, and Associated Bank North) established a $2.0 billion bank note program. As noted in the opening section of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, during the second quarter of 2001 the Corporation merged its Wisconsin banks into a single national charter named Associated Bank, National Association; thus, subsequently the program is available for use by Associated Bank Illinois, National
Association and Associated Bank, National Association. Under this program, short-term and long-term debt may be issued. In April 2001, Associated Bank, National Association obtained $200 million of variable rate notes that reprice quarterly at LIBOR plus 22 bp and bear a two-year maturity. As of December 31, 2001, $1.8 billion was available. The banks have also established federal funds lines with major banks totaling approximately $2.3 billion and the ability to borrow approximately $1.3 billion from the Federal Home Loan Bank ($1.1 billion was outstanding at December 31, 2001). In addition, the bank affiliates also accept Eurodollar deposits, issue institutional CDs, and from time to time offer brokered CDs.

Through the normal course of operations, the Corporation has entered into certain contractual obligations and other commitments. Such obligations generally relate to funding of operations through deposits or debt issuances, as well as leases for premises and equipment. As a financial service provider the Corporation routinely enters into commitments to extend credit. While contractual obligations represent future cash requirements of the Corporation, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Corporation.

The following table summarizes significant contractual obligations and other commitments at December 31, 2001.

Table 20:  Contractual Obligations and Other Commitments

                                                         Operating
                       Time deposits   Long-term debt      leases      Total
                       -------------------------------------------------------
                                           ($ in Thousands)

2002                   $3,046,869       $  200,140        $ 5,590   $3,252,599
2003                      421,112          502,411          5,223      928,746
2004                      111,873          200,150          3,980      316,003
2005                       50,687              ---          3,650       54,337
2006                       16,389              ---          2,966       19,355
Thereafter                  2,662          200,694         15,480      218,836
                       -------------------------------------------------------
Total                  $3,649,592       $1,103,395        $36,889   $4,789,876
                       =======================================================
Commitments to extend credit                                        $3,189,013
                                                                    ==========

For the year ended December 31, 2001, net cash provided from financing activities was $238.1 million, while operating and investing activities used net cash of $409,000 and $28.8 million, respectively, for a net increase in cash and cash equivalents of $208.9 million since year-end 2000. Generally, during 2001, time deposits matured that were not renewed (primarily in brokered CDs), while total asset growth since year-end 2000 was moderate. Thus, other financing sources increased, particularly long-term debt and other short-term borrowings, to help replenish the net decrease in deposits and to provide for common stock repurchases and payment of cash dividends to the Corporation's stockholders.

For the year ended December 31, 2000, net cash was provided from both operating and financing activities ($189.2 million and $367.7 million, respectively), while investing activities used net cash of $474.5 million, for a net increase in cash and cash equivalents of $82.4 million since year-end 1999. Generally, total assets grew modestly during 2000, primarily in loans, and cash was also needed for payment of cash dividends and for common stock repurchases. These needs were funded by increased deposits (primarily brokered CDs), net of deposits sold, and by proceeds from the sale of the credit card receivables. During 2000, proceeds from the sales and maturities of investment securities were predominantly reinvested by the Corporation to mitigate interest rate risk and enhance future investment yields.

Quantitative and Qualitative Disclosures about Market Risk

Market risk arises from exposure to changes in interest rates, exchange rates, commodity prices, and other relevant market rate or price risk. The Corporation faces market risk in the form of interest rate risk through other than trading activities. Market risk from other than trading activities in the form of interest rate risk is measured and managed through a number of methods. The Corporation uses financial modeling techniques that measure the sensitivity of future earnings due to changing rate environments to measure interest rate risk. Policies established by the Corporation's Asset/Liability Committee and approved by the Corporation's Board of Directors limit exposure of earnings at risk. General interest rate movements are used to develop sensitivity as the Corporation feels it has no primary exposure to a specific point on the yield curve. These limits are based on the Corporation's exposure to a 100 bp and 200 bp immediate and sustained parallel rate move, either upward or downward.

Interest Rate Risk

In order to measure earnings sensitivity to changing rates, the Corporation uses three different measurement tools: static gap analysis, simulation of earnings, and economic value of equity. The static gap analysis starts with contractual repricing information for assets, liabilities, and off-balance sheet instruments. These items are then combined with repricing estimations for administered rate (interest-bearing demand deposits, savings, and money market accounts) and non-rate related products (demand deposit accounts, other assets, and other liabilities) to create a baseline repricing balance sheet. In addition to the contractual information, residential mortgage whole loan products and mortgage-backed securities are adjusted based on industry estimates of prepayment speeds that capture the expected prepayment of principal above the contractual amount based on how far away the contractual coupon is from market coupon rates.

The following table represents the Corporation's consolidated static gap position as of December 31, 2001.

TABLE 21:  Interest Rate Sensitivity Analysis

                                                                     December 31, 2001
                                      ---------------------------------------------------------------------------------------
                                                                    Interest Sensitivity Period
                                                                                      Total Within
                                        0-90 Days    91-180 Days     181-365 Days        1 Year     Over 1 Year      Total
                                      ---------------------------------------------------------------------------------------
                                                                          ($ in Thousands)
Earning assets:
  Loans, held for sale                $   301,707     $        --     $       --      $   301,707   $        --   $   301,707
  Investment securities, at
    amortized cost                        450,378         144,107         257,005         851,490     2,264,893     3,116,383
  Loans                                 4,169,830         449,088       1,080,056       5,698,974     3,320,890     9,019,864
  Other earning assets                     17,442              --              --          17,442            --        17,442
                                      ---------------------------------------------------------------------------------------
Total earning assets                  $ 4,939,357     $   593,195     $ 1,337,061     $ 6,869,613   $ 5,585,783   $12,455,396
                                      =======================================================================================
Interest-bearing liabilities:
  Interest-bearing deposits(1) (2)    $ 1,473,802     $ 1,425,082     $ 1,737,432     $ 4,636,316   $ 3,686,295   $ 8,322,611
  Other interest-bearing                3,115,134             100         200,640       3,315,874       721,372     4,037,246
    liabilities (2)
  Interest rate swaps                    (400,000)             --         400,000              --            --            --
                                      ---------------------------------------------------------------------------------------
Total interest-bearing liabilities    $ 4,188,936     $ 1,425,182     $ 2,338,072     $ 7,952,190   $ 4,407,667   $12,359,857
                                      =======================================================================================
Interest sensitivity gap              $   750,421     $  (831,987)                    $(1,001,011) $$ 1,178,116   $    95,539
Cumulative interest sensitivity gap   $   750,421     $   (81,566)    $(1,082,577)
12 Month cumulative gap as a
percentage of earning assets
  at December 31, 2001                        6.0%          (0.7)%          (8.7)%
                                      =======================================================================================

(1) The interest rate sensitivity assumptions for demand deposits, savings accounts, money market accounts, and interest-bearing demand deposit accounts are based on current and historical experiences regarding portfolio retention and interest rate repricing behavior. Based on these experiences, a portion of these balances are considered to be long-term and fairly stable and are therefore included in the "Over 1 Year" category.
(2) For analysis purposes, Brokered CDs of $290,000 have been included with other interest-bearing liabilities and excluded from interest-bearing deposits.

The static gap analysis in Table 21 provides a representation of the Corporation's earnings sensitivity to changes in interest rates. It is a static indicator that does not reflect various repricing characteristics and may not necessarily indicate the sensitivity of net interest income in a changing interest rate environment.

Interest rate risk of embedded positions including prepayment and early withdrawal options, lagged interest rate changes, administered interest rate products, and cap and floor options within products require a more dynamic measuring tool to capture earnings risk. Earnings simulation and economic value of equity are used to more completely assess interest rate risk.

Along with the static gap analysis, determining the sensitivity of short term future earnings to a hypothetical plus or minus 100 and 200 basis point parallel rate shock can be accomplished through the use of simulation modeling. In addition to the assumptions used to create the static gap, simulation of earnings includes the modeling of the balance sheet as an ongoing entity. Future business assumptions involving administered rate products, prepayments for future rate-sensitive balances, and the reinvestment of maturing assets and liabilities are included. These items are then modeled to project net interest income based on a hypothetical change in interest rates. The resulting net interest income for the next 12-month period is compared to the net interest income amount calculated using flat rates. This difference represents the Corporation's earnings sensitivity to a plus or minus 100 basis point parallel rate shock.

The resulting simulations for December 31, 2001, projected that net interest income would decrease by approximately 1.6% of budgeted net interest income if rates rose by a 100 basis point shock, and projected that net interest income would decrease by approximately 0.1% of budgeted net interest income if rates fell by a 100 basis point shock. At December 31, 2000, the 100 basis point shock up was projected to decrease net interest income by 3.4%, and the 100 basis point shock down projected that net interest income would increase by 2.6%.

Economic value of equity is another tool used to measure the impact of interest rates on the present value of assets, liabilities and off-balance sheet financial instruments. This measurement is a longer-term analysis of interest rate risk as it evaluates every cash flow produced by the current balance sheet. The projected changes for earnings simulation and economic value of equity for both 2001 and 2000 were within the Corporation's interest rate risk policy. According to the interest rate risk tests discussed above, the Corporation's sensitivity to interest rate changes decreased during 2001. This reduction in interest sensitivity came from changes in the mix of the balance sheet and the use of long-term debt.

These results are based solely on immediate and sustained parallel changes in market rates and do not reflect the earnings sensitivity that may arise from other factors. These factors may include changes in the shape of the yield curve, the change in spread between key market rates, or accounting recognition of the impairment of certain intangibles. The above results are also considered to be conservative estimates due to the fact that no management action to mitigate potential income variances are included within the simulation process. This action could include, but would not be limited to, delaying an increase in deposit rates, extending liabilities, using financial derivative products to hedge interest rate risk, changing the pricing characteristics of loans, or changing the growth rate of certain assets and liabilities.

The Corporation uses interest rate derivative financial instruments as an asset/liability management tool to hedge mismatches in interest rate exposure indicated by the net interest income simulation described above. They are used to reduce the Corporation's exposure to interest rate fluctuations and provide more stable spreads between loan yields and the rate on their funding sources.

In 2001, the Corporation executed $523 million of new interest rate swaps to reduce interest rate risk. Interest rate swaps involve the exchange of fixed- and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated.

Table 22:  Interest Rate Swap Hedging Portfolio Notional
           Balances and Yield by Maturity Date

Maturity                        Notional   Weighted Average   Weighted Average
  Date                           Amount     Rate Received        Rate Paid
-------------------------------------------------------------------------------
                                ($ in Thousands)

2002                           $ 200,000         6.44%             2.44%
2004                              15,106         6.71              4.13
2005                              23,651         6.54              4.46
2006                              36,194         7.31              4.36
2007                              20,887         6.99              4.15
2008                              12,521         7.23              4.22
2010                               1,503         7.85              4.47
2011                             413,524         4.65              4.63
                               ---------
                               $ 723,386
                               =========

To hedge against rising interest rates, the Corporation may use interest rate caps. Counterparties to these interest cap agreements pay the Corporation based on the notional amount and the difference between current rates and strike rates. At December 31, 2001, there were $200 million of interest rate caps outstanding, which have a six month LIBOR strike of 4.72%. To hedge against falling interest rates, the Corporation may use interest rate floors. Like caps, counterparties to interest rate floor agreements pay the Corporation based on the notional amount and the difference between current rates and strike rates. There were no floors outstanding at December 31, 2001. Derivative financial instruments are also discussed in Note 15 of the notes to consolidated financial statements.

Capital

Stockholders' equity at December 31, 2001, increased to $1.1 billion or $16.38 per share, compared with $968.7 million or $14.65 per share at the end of 2000. Stockholders' equity is also described in Note 11 of the notes to consolidated financial statements.

The increase in stockholders' equity in 2001 was primarily composed of retention of earnings and the exercise of stock options, with offsetting decreases to stockholders' equity from the payment of cash dividends and the repurchase of common stock. Additionally, stockholders' equity at year-end 2001 included $47.2 million of accumulated other comprehensive income, predominantly related to unrealized gains on securities available for sale, net of the tax effect. At December 31, 2000, stockholders' equity included $15.6 million of accumulated other comprehensive income related to unrealized gains on securities available for sale, net of the tax effect. Stockholders' equity to assets at December 31, 2001 was 7.87%, compared to 7.38% at the end of 2000.

TABLE 23: Capital

                                                    At December 31,
                                        ----------------------------------------
                                            2001          2000          1999
                                        ------------- ------------- ------------
                                         (In Thousands, except per share data)

Total stockholders' equity               $1,070,416    $  968,696    $  909,789
Tier 1 capital                              924,871       846,371       831,907
Total capital                             1,253,036       966,994       941,005
Market capitalization                     2,305,672     2,008,274     2,164,623
                                         ---------------------------------------
Book value per common share              $    16.38    $    14.65    $    13.09
Cash dividend per common share                 1.22          1.11          1.05
Stock price at end of period                  35.29         30.38         31.14
Low closing price for the period              29.75         20.29         27.56
High closing price for the period             36.91         30.63         39.15
                                         ---------------------------------------
Total equity / assets                          7.87%         7.38%         7.27%
Tangible common equity / assets                7.20          6.62          6.39
Tier 1 leverage ratio                          7.03          6.52          6.80
Tier 1 risk-based capital ratio                9.71          9.37          9.72
Total risk-based capital ratio                13.15         10.70         10.99
                                         ---------------------------------------
Shares outstanding (period end)              65,335        66,116        69,520
Basic shares outstanding (average)           65,988        68,186        69,858
Diluted shares outstanding (average)         66,516        68,410        70,468
                                         =======================================

Cash dividends paid in 2001 were $1.22 per share, compared with $1.11 per share in 2000, an increase of 10.2%. Cash dividends per share have increased at a 12.1% compounded rate during the past five years.

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

As of December 31, 2001 and 2000, the Corporation's Tier 1 risk-based capital ratios, total risk-based capital (Tier 1 and Tier 2) ratios, and Tier 1 leverage ratios were in excess of regulatory minimum and well capitalized requirements. It is management's intent to exceed the minimum requisite capital levels. The increase in the total risk-based capital ratio for 2001 compared to 2000 is primarily attributable to the subordinated debt issued in 2001 which qualifies as Tier 2 supplementary capital for regulatory purposes. Capital ratios are included in Note 18 of the notes to consolidated financial statements.

The Board of Directors has authorized management to repurchase shares of the Corporation's common stock each quarter in the market, to be made available for issuance in connection with the Corporation's employee incentive plans and for other corporate purposes. The Board of Directors authorized the repurchase of up to 1.2 million shares (300,000 shares per quarter) in 2001 and 2000. Of these authorizations, approximately 800,000 shares were repurchased for $26.7 million during 2001 (with 247,000 shares reissued in connection with stock options exercised), and 418,000 shares were repurchased for $10.6 million in 2000 (with 322,000 shares reissued for options exercised). Additionally, under two separate actions in 2000, the Board of Directors authorized the repurchase and cancellation of the Corporation's outstanding shares, not to exceed approximately 6.7 million shares on a combined basis. Under these authorizations 228,000 shares were repurchased for $7.7 million during 2001, at an average cost of $33.88 per share, while approximately 3.1 million shares remain authorized to repurchase at December 31, 2001. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities.

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

Fourth Quarter 2001 Results

Net income for fourth quarter 2001 ("4Q01") was $46.3 million, $6.6 million higher than the $39.7 million earned in the fourth quarter of 2000 ("4Q00"). ROE was 17.03%, 8 bp higher than 4Q00, while ROA increased 18 basis points to 1.39%.

Taxable equivalent net interest income for 4Q01 was $119.6 million, $19.4 million higher than 4Q00. The predominant factor impacting net interest income and net interest margin was the differing interest rate environment between the comparable quarters. The average Fed funds rate for 4Q01 was 436 bp lower than the comparable quarter last year, with rates steadily declining during 4Q01 versus level during 4Q00. The $19.4 million increase in net interest income was principally attributable to rate, with a 63 bp rise in net interest margin increasing net interest income by approximately $17.6 million and changes in balance sheet growth and mix adding approximately $1.8 million of additional net interest income. For 4Q01, net interest margin was 3.83% compared to 3.20% in 4Q00. The rate on interest-bearing liabilities decreased 207 bp to 3.32% due principally to repricing of deposit products and wholesale funds in the lower interest rate environment. The yield on earning assets, which are slower to reprice, dropped 126 bp to 6.70% in 4Q01. The net result was an 81 bp increase in interest rate spread. The increase in spread was offset in part by an 18 bp reduction in net free funds contribution. Average earning asset growth (up $82 million to $12.4 billion) and decreases in interest-bearing deposits (down $1.0 billion) were funded primarily with other wholesale funds (up $855 million). To take advantage of the lower interest rate environment, the Corporation increased the levels of long-term debt by replacing short-term funding balances throughout 2001 with $200 million of subordinated debt, $200 million of bank notes, and longer term Federal Home Loan Bank advances.

The provision for loan losses of $9.3 million in 4Q01 was up $4.1 million from 4Q00, as more was provided in 2001 due to declines in asset quality related to the weakening economy and its impact on borrowers, and increased risk in the portfolio.

Noninterest income in 4Q01 was $8.7 million higher than the comparable quarter in 2000. Mortgage banking revenue was up $12.2 million, more than triple, to $17.5 million. Record high secondary mortgage production ($806 million in 4Q01 versus $174 million in 4Q00) and favorable pricing led to increased gains on sales (up $10.8 million) and higher production-related fees. Service charges on deposit accounts were up $1.1 million, principally from higher service charges on business accounts. Gains on the sale of assets was up $1.0 million, due predominantly to the net premium on deposits from a branch sale in 4Q01. Revenue decreases occurred in trust service fees, down $1.3 million due to the deterioration in market conditions and, correspondingly, to lower portfolio valuations, while other income was down $3.8 million, attributable to the $3.6 million settlement recorded in 4Q00 for the Corporation's mid-year change in data processing vendors. The remaining noninterest income categories collectively decreased $0.7 million or 4% from the same period last year.

Noninterest expense between the comparable quarters was up $15.6 million. Personnel expense was $7.5 million higher, with salaries and related expenses up $3.0 million and fringe benefits up $4.5 million. The increase in salaries was due primarily to higher base salaries in 2001 and higher bonuses and incentives. The increase in fringe benefits was primarily attributable to higher profit sharing expenses and higher health insurance coverage costs. Mortgage servicing rights expense increased by $5.4 million, primarily the result of $5.1 million additional valuation reserve recorded on the servicing portfolio given the lower fair value of mortgage servicing rights due to the rate environment and the acceleration of prepayments between the periods. Other expenses were up $2.4 million, with loan expenses higher by $1.1 million, predominantly in volume-driven credit card and mortgage loan fees. The remaining noninterest expense categories were level on a comparable quarter basis. Income tax expense was up $2.1 million between the fourth quarters due to higher income before tax, partially offset by a decrease in the effective tax rate, at 26.8% for 4Q01 compared to 27.3% for 4Q00.

TABLE 24:  Selected Quarterly Financial Data:

The following is selected financial data summarizing the results of operations for each quarter in the years ended December 31, 2001 and 2000:

                                                               2001 Quarter Ended
                                           -------------------------------------------------------
                                            December 31     September 30     June 30     March 31
                                           -------------------------------------------------------
                                                    (In Thousands, except per share data)
Interest income                              $203,861         $217,434      $225,648     $233,679
Interest expense                               89,842          110,423       121,696      136,676
Provision for loan losses                       9,297            6,966         6,365        5,582
Investment securities gains (losses), net          --              476            (4)         246
Income before income tax expense               63,275           64,106        66,338       57,290
Net income                                     46,312           45,105        46,019       42,086
                                            ======================================================
Basic net income per share                   $   0.71         $   0.68      $   0.70     $   0.64
Diluted net income per share                     0.70             0.68          0.69         0.63
Basic weighted average shares                  65,579           66,083        66,146       66,150
Diluted weighted average shares                66,133           66,633        66,691       66,688

                                                               2000 Quarter Ended
                                            ------------------------------------------------------
                                            December 31     September 30     June 30     March 31
                                            ------------------------------------------------------
                                                    (In Thousands, except per share data)
Interest income                              $242,194         $237,892      $228,298     $222,773
Interest expense                              147,876          143,354       131,936      124,424
Provision for loan losses                       5,203            4,122         5,166        5,715
Investment securities losses, net                (455)              (2)       (5,490)      (1,702)
Income before income tax expense               54,581           54,620        60,653       59,967
Net income                                     39,701           41,504        43,697       43,081
                                            ======================================================
Basic net income per share                   $   0.60         $   0.61      $   0.63     $   0.62
Diluted net income per share                     0.60             0.61          0.63         0.62
Basic weighted average shares                  66,314           68,031        68,918       69,504
Diluted weighted average shares                66,542           68,293        69,206       69,812


2000 Compared to 1999

The Corporation recorded net income of $168.0 million for the year ended December 31, 2000, an increase of $3.0 million or 1.8% over the $164.9 million earned in 1999. Basic earnings per share for 2000 were $2.46, a

4.2% increase over 1999 basic earnings per share of $2.36. Earnings per diluted share were $2.46, a 5.1% increase over 1999 diluted earnings per share of $2.34. Return on average assets and return on average equity for 2000 were 1.31% and 18.26%, respectively, compared to 1.41% and 18.04%, respectively, for 1999. Cash dividends paid in 2000 increased by 5.0% to $1.11 per share over the $1.05 per share paid in 1999. Key factors behind these results were:

Taxable equivalent net interest income was $405.3 million for 2000, $4.1 million or 1.0% lower than 1999. Taxable equivalent interest income increased by $124.7 million, while interest expense increased $128.8 million. The volume of average earning assets increased $1.1 billion (with $887 million attributable to loan growth) to $12.0 billion, which exceeded the $1.0 billion (with $599 million due to increased reliance on brokered CDs) increase in interest-bearing liabilities. Although increases in the volume of earning assets and interest-bearing liabilities, as well as changes in product mix, added $32.4 million to taxable equivalent net interest income, changes in interest rates resulted in a $36.5 million decrease.

Net interest income and net interest margin were also impacted in 2000 by the rising interest rate environment, competitive pricing pressures, branch deposit and credit card receivable sales, and funding of stock repurchases. The Federal Reserve raised interest rates six times between July 1999 and December 2000, producing an average Federal funds rate for 2000 that was 131 bp higher than the average for 1999.

The net interest margin was 3.36% for 2000, a 38 bp decline from 3.74% for 1999, the net result of the 45 bp decrease in interest rate spread, offset by a 7 bp improvement in the net free funds contribution. Rates on interest-bearing liabilities in 2000 were 80 bp higher than in 1999, while the yield on earning assets increased 35 bp, bringing the interest rate spread down by 45 bp.

Total loans were $8.9 billion at December 31, 2000, an increase of $570 million or 6.8% over December 31, 1999, predominantly in commercial loans. Excluding the sale of $128 million of credit card receivables in 2000, total loans were 8.4% higher at year-end 2000 than a year earlier. Total deposits were $9.3 billion at December 31, 2000, $600 million higher than December 31, 1999, despite the sale of six Illinois branch offices in 2000 with deposits totaling $109 million. The growth was predominantly in brokered CDs.

Asset quality remained relatively strong. The provision for loans losses increased to $20.2 million compared to $19.2 million in 1999. Net charge-offs decreased $4.8 million, primarily due to fewer net charge-offs on credit cards between the years, given the sale of credit card receivables in April 2000. Net charge-offs were 0.10% of average loans compared to 0.18% in 1999. The ratio of allowance for loan losses to loans was 1.35% and 1.36% at December 31, 2000 and 1999, respectively. Nonperforming loans were $47.7 million, representing 0.54% of total loans at year-end 2000, compared to $36.9 million or 0.44% of total loans in 1999.

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

Noninterest expense was $317.7 million, up $12.6 million or 4.1% over 1999. However, 1999 expenses were reduced by two large items totaling $12.0 million, namely the $8.0 million reversal of mortgage servicing rights valuation allowance and a $4.0 million reduction in profit sharing expense. Not including these items, noninterest expense was relatively unchanged (up $6.0 million or 0.2%), despite adding $10.9 million of incremental expenses in 2000 from the 1999 purchase acquisitions. Excluding the acquisitions, as well as the two 1999 items noted above, noninterest expense was $10.3 million (3.4%) lower than 1999.

Income tax expense decreased to $61.8 million, down $10.5 million from 1999. The effective tax rate in 2000 was 26.9% compared to 30.5% for 1999, due to the tax benefits of additional municipal securities, increased income in real estate investment trusts and bank owned life insurance, and tax valuation allowance adjustments.

Subsequent Events

On January 23, 2002, the Board of Directors declared a $0.31 per share dividend payable on February 15, 2002, to shareholders of record as of February 1, 2002.

On February 28, 2002, the Corporation consummated its acquisition of 100% of the outstanding common shares of Signal, a financial holding company with $1.1 billion in assets at December 31, 2001. As the transaction was accounted for under the purchase method, the results of operations of Signal will be included by the Corporation beginning on the consummation date, and therefore, are not included in the accompanying consolidated financial statements. See Note 2 of the notes to consolidated financial consolidated statements for additional details of the Signal transaction.

These subsequent events have not been reflected in the accompanying consolidated financial statements.

Future Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144") which supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," ("SFAS 121") and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. The Corporation is required to adopt SFAS 144 on January 1, 2002. Management does not expect the adoption of SFAS 144 to have a material impact on the Corporation's financial statements.

In June 2001,  the FASB  issued SFAS No. 141,  "Business  Combinations,"  ("SFAS
141") and SFAS No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142"). For a detailed discussion of these statements, see "Recent Accounting Pronouncements" under Note 1 of the notes to consolidated financial statements.

ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item is set forth in Item 7 under the captions "Quantitative and Qualitative Disclosures About Market Risk" and "Interest Rate Risk."

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              ASSOCIATED BANC-CORP
                           CONSOLIDATED BALANCE SHEETS

                                                                                     December 31,
                                                                         --------------------------------
                                                                                 2001            2000
                                                                         --------------------------------
                                                                                    (In Thousands,
                                                                                 except share data)
ASSETS
Cash and due from banks                                                    $    587,994    $    368,186
Interest-bearing deposits in other financial institutions                         5,427           5,024
Federal funds sold and securities purchased under
  agreements to resell                                                           12,015          23,310
Investment securities:
  Held to maturity - at amortized cost (fair value of approximately
    $372,873 in 2000)                                                              --           368,558
Available for sale - at fair value
      (amortized cost of $3,116,383 in 2001 and  $2,867,109 in 2000)          3,197,021       2,891,647
Loans held for sale                                                             301,707          24,593
Loans                                                                         9,019,864       8,913,379
Allowance for loan losses                                                      (128,204)       (120,232)
--------------------------------------------------------------------------------------------------------
     Loans, net                                                               8,891,660       8,793,147
Premises and equipment                                                          119,528         127,600
Other assets                                                                    489,022         526,329
--------------------------------------------------------------------------------------------------------
     Total assets                                                          $ 13,604,374    $ 13,128,394
========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing deposits                                               $  1,425,109    $  1,243,949
Interest-bearing deposits, excluding Brokered CDs                             6,897,502       7,131,637
Brokered CDs                                                                    290,000         916,060
--------------------------------------------------------------------------------------------------------
     Total deposits                                                           8,612,611       9,291,646
Short-term borrowings                                                         2,643,851       2,598,203
Long-term debt                                                                1,103,395         122,420
Accrued expenses and other liabilities                                          174,101         147,429
--------------------------------------------------------------------------------------------------------
     Total liabilities                                                       12,533,958      12,159,698
--------------------------------------------------------------------------------------------------------
Stockholders' equity
   Preferred stock (Par value $1.00 per share, authorized 750,000
     shares, no shares issued)                                                       --              --
   Common stock (Par value $0.01 per share, authorized 100,000,000 shares, issued 66,174,357 and 66,402,157 shares at
     December 31, 2001 and 2000, respectively)                                      662             664
   Surplus                                                                      289,751         296,479
   Retained earnings                                                            760,031         663,566
   Accumulated other comprehensive income, net of tax                            47,176          15,581
   Treasury stock at cost (839,002 shares in 2001 and
     285,948 shares in 2000)                                                    (27,204)         (7,594)
--------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                               1,070,416         968,696
--------------------------------------------------------------------------------------------------------
     Total liabilities and stockholders' equity                            $ 13,604,374    $ 13,128,394
========================================================================================================

          See accompanying Notes to Consolidated Financial Statements.

                              ASSOCIATED BANC-CORP
                        CONSOLIDATED STATEMENTS OF INCOME

                                                        For the Years Ended December 31,
                                                     --------------------------------------
                                                          2001        2000       1999
                                                        --------    --------   --------
                                                     (In Thousands, except per share data)
INTEREST INCOME
Interest and fees on loans                             $ 692,646   $ 726,849    $ 625,529
Interest and dividends on investment securities:
   Taxable                                               146,170     163,768      163,768
   Tax-exempt                                             40,385      37,765       23,417
Interest on deposits in other financial
  institutions                                               378         432          454
Interest on federal funds sold and securities
  purchased  under agreements to resell                    1,043       2,343        1,352
------------------------------------------------------------------------------------------
     Total interest income                               880,622     931,157      814,520
------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits                                     298,930     379,892      314,075
Interest on short-term borrowings                        130,546     160,430      103,057
Interest on long-term debt                                29,161       7,268        1,643
------------------------------------------------------------------------------------------
     Total interest expense                              458,637     547,590      418,775
------------------------------------------------------------------------------------------
NET INTEREST INCOME                                      421,985     383,567      395,745
Provision for loan losses                                 28,210      20,206       19,243
------------------------------------------------------------------------------------------
Net interest income after provision for loan losses      393,775     363,361      376,502
------------------------------------------------------------------------------------------
NONINTEREST INCOME
Trust service fees                                        29,063      37,617       37,996
Service charges on deposit accounts                       37,817      33,296       29,584
Mortgage banking                                          53,724      19,944       30,417
Credit card and other nondeposit fees                     26,731      25,739       20,763
Retail commissions                                        16,872      20,187       18,372
Bank owned life insurance income                          12,916      12,377        9,456
Asset sale gains, net                                      1,997      24,420        4,977
Investment securities gains (losses), net                    718      (7,649)       3,026
Other                                                     15,765      18,265       11,315
------------------------------------------------------------------------------------------
     Total noninterest income                            195,603     184,196      165,906
------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
Personnel expense                                        171,362     157,007      151,644
Occupancy                                                 23,947      23,258       22,576
Equipment                                                 14,426      15,272       15,987
Data processing                                           19,596      22,375       21,695
Business development and advertising                      13,071      13,359       11,919
Stationery and supplies                                    6,921       7,961        8,110
FDIC expense                                               1,661       1,818        3,313
Mortgage servicing rights expense                         19,987       9,406        1,668
Legal and professional fees                                4,394       7,595        8,051
Other                                                     63,004      59,685       60,129
------------------------------------------------------------------------------------------
     Total noninterest expense                           338,369     317,736      305,092
------------------------------------------------------------------------------------------
Income before income taxes                               251,009     229,821      237,316
Income tax expense                                        71,487      61,838       72,373
------------------------------------------------------------------------------------------
Net income                                             $ 179,522   $ 167,983    $ 164,943
==========================================================================================
Earnings per share:
     Basic                                             $    2.72   $    2.46    $    2.36
     Diluted                                           $    2.70   $    2.46    $    2.34
Average shares outstanding:
     Basic                                                65,988      68,186       69,858
     Diluted                                              66,516      68,410       70,468
==========================================================================================

               See accompanying Notes to Consolidated Financial Statements.

                              ASSOCIATED BANC-CORP
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                              Accumulated
                                                                                                 Other
                                                       Common Stock                           Comprehensive
                                                      --------------              Retained       Income     Treasury
                                                     Shares   Amount    Surplus   Earnings       (Loss)      Stock     Total
                                                     ----------------------------------------------------------------------------
                                                                      (In Thousands, except per share data)

Balance, December 31, 1998                           63,390     $634   $225,757   $646,071      $ 23,369    $(17,110) $ 878,721
Comprehensive income:
Net income                                               --       --         --    164,943            --          --    164,943
  Net unrealized holding losses on available for
  sale securities arising during year, net of taxes
  of $33.6 million                                       --       --         --         --       (60,181)         --    (60,181)
  Less: reclassification adjustment for net gains
  on available for sale securities realized in
  net income, net of taxes of $1.2 million               --       --         --         --        (1,816)         --     (1,816)
                                                                                                                        -------
  Comprehensive income                                                                                                  102,946
                                                                                                                        -------
Cash dividends, $1.05 per share                          --       --         --    (73,743)           --          --    (73,743)
Common stock issued:
  Business combinations                               2,513       25     90,063     (2,211)         (154)     25,976    113,699
  Incentive stock options                                --       --         --     (5,109)           --       8,530      3,421
Purchase and retirement of treasury stock in
  connection with  business combinations             (2,513)     (25)   (90,540)    (1,197)           --          --    (91,762)
Purchase of treasury stock                               --       --         --         --            --     (24,255)   (24,255)
Tax benefits of  stock options                           --       --        762         --            --         ---        762
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                           63,390     $634   $226,042   $728,754      $(38,782)   $ (6,859) $ 909,789
---------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
Net income                                               --       --         --    167,983            --          --    167,983
   Net unrealized holding gains on available for
     sale securities arising during year, net of
     taxes of $27.2 million                              --       --         --         --        49,774          --     49,774
   Less: reclassification adjustment for net
     losses on available for
     sale securities realized in net income, net
     of taxes of $3.1 million                            --       --         --         --         4,589          --      4,589
                                                                                                                        -------
       Comprehensive income                                                                                             222,346
                                                                                                                        -------
Cash dividends, $1.11 per share                          --       --         --    (75,719)           --          --    (75,719)
Common stock issued:
  Incentive stock options                                --       --         --     (6,219)           --      10,112      3,893
  10%  stock dividend                                 6,269       63    151,170   (151,233)           --          --         --
Purchase and retirement of treasury stock in
  connection with  repurchase program                 (3,257)    (33)   (81,847)        --            --       7,782    (74,098)
Purchase of treasury stock                               --       --         --         --            --     (18,629)   (18,629)
Tax benefits of  stock options                           --       --      1,114         --            --          --      1,114
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                           66,402     $664   $296,479   $663,566      $ 15,581    $ (7,594) $ 968,696
--------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
Net income                                               --       --         --    179,522            --          --    179,522
  Cumulative effect of accounting change, net of
    taxes of $843,000                                    --       --         --         --        (1,265)         --     (1,265)
  Net loss on derivative instruments arising
    during the year, net of taxes of $563,000            --       --         --         --          (844)         --       (844)
  Additional pension obligation, net of taxes of
    $1.5 million                                         --       --         --         --        (2,228)         --      (2,228)
  Net unrealized holding gains on available for
    sale securities arising during the year, net
    of taxes of $20.3 million                            --       --         --         --        36,363          --      36,363
  Less: reclassification adjustment for net gains
    on available for sale securities realized in
    net income, net of taxes of $287,000                 --       --         --        --          (431)          --        (431)
                                                                                                                         -------
        Comprehensive income                                                                                             211,117
                                                                                                                         -------
Cash dividends, $1.22 per share                          --       --         --    (80,553)           --          --     (80,553)
Common stock issued:
  Incentive stock options                                --       --         --     (2,504)           --       7,242       4,738
Purchase and retirement of treasury stock in
  connection with  repurchase program                  (228)      (2)    (7,715)        --            --          --      (7,717)
Purchase of treasury stock                               --       --         --         --            --     (26,852)    (26,852)
Tax benefits of stock options                            --       --        987         --            --          --         987
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                           66,174     $662   $289,751   $760,031      $ 47,176    $(27,204) $1,070,416
=================================================================================================================================

          See accompanying Notes to Consolidated Financial Statements.

                              ASSOCIATED BANC-CORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    For the Years Ended December 31,
                                                               ------------------------------------------
                                                                   2001          2000          1999
                                                               ------------  ------------- ------------
                                                                        ($ in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                   $   179,522    $   167,983    $   164,943
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Provision for loan losses                                         28,210         20,206         19,243
  Depreciation and amortization                                     18,616         19,396         19,266
  Amortization (accretion) of:
    Mortgage servicing rights                                       19,987          9,406          1,668
    Intangibles                                                      8,378          8,905          8,134
    Investment premiums and discounts                                1,078           (572)         1,959
    Deferred loan fees and costs                                     2,225          2,514          1,772
  Deferred income taxes                                             16,648        (13,936)         4,543
  (Gain) loss on sales of investment securities, net                  (718)         7,649         (3,026)
  Gain on sales of other assets, net                                (1,997)       (24,420)        (4,977)
  Gain on sales of loans held for sale, net                        (24,372)        (3,113)       (11,172)
  Mortgage loans originated and acquired for sale               (2,305,059)      (456,312)    (1,169,843)
  Proceeds from sales of mortgage loans held for sale            2,052,317        446,787      1,237,075
  (Increase) decrease in interest receivable and other
    assets                                                         (22,903)        (3,859)         2,939
  Increase (decrease) in interest payable and other
    liabilities                                                     27,659          8,518         (2,444)
---------------------------------------------------------------------------------------------------------
Net cash (used) provided by operating activities                      (409)       189,152        270,080
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans                                             (132,845)      (715,452)      (682,837)
Capitalization of mortgage servicing rights                        (20,919)        (4,739)       (12,389)
Purchases of:
  Securities available for sale                                   (664,329)      (933,197)    (1,210,498)
  Premises and equipment, net of disposals                          (7,702)       (11,828)       (20,457)
  Bank owned life insurance                                             --             --       (100,000)
Proceeds from:
  Sales of securities available for sale                           135,627        648,359         78,751
  Maturities of securities available for sale                      647,626        327,385        744,403
  Maturities of securities held to maturity                            --          45,201        136,292
  Sales of other assets                                             13,762        169,793         16,832
Net cash received in acquisitions of subsidiaries                       --             --         53,597
---------------------------------------------------------------------------------------------------------
Net cash used by investing activities                              (28,780)      (474,478)      (996,306)
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                               (667,235)       709,017       (299,739)
Net increase (decrease) in short-term borrowings                    45,648       (176,887)     1,046,214
Repayment of long-term debt                                           (907)        (1,863)          (619)
Proceeds from issuance of long-term debt                           981,882        100,000             53
Cash dividends                                                     (80,553)       (75,719)       (73,743)
Proceeds from exercise of incentive stock options                    4,738          3,893          3,421
Sales of branch deposits                                           (10,899)       (98,034)       (55,663)
Purchase and retirement of treasury stock                           (7,717)       (74,098)       (91,762)
Purchase of treasury stock                                         (26,852)       (18,629)       (24,255)
---------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                          238,105        367,680        503,907
---------------------------------------------------------------------------------------------------------
Net  increase (decrease) in cash and cash equivalents              208,916         82,354       (222,319)
Cash and due from banks at beginning of year                       396,520        314,166        536,485
---------------------------------------------------------------------------------------------------------
Cash and due from banks at end of year                         $   605,436    $   396,520    $   314,166
---------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
Cash paid during the year for:
   Interest                                                    $   478,128    $   529,017    $   417,047
   Income taxes                                                     58,129         49,814         53,512
Supplemental schedule of noncash investing activities:
  Securities held to maturity transferred to securities
    available for sale                                              27,659          8,518         (2,444)
  Loans transferred to other real estate                             3,897          7,255          9,177
  Loans made in connection with the disposition of other
    real estate                                                        --              --          1,125
  Mortgage loans securitized and transferred to
    securities available for sale                                      --              --         97,155
   Acquisitions:
     Fair value of assets acquired, including cash and
       cash equivalents                                                --              --        590,845
      Value ascribed to intangibles                                    --              --         85,090
      Liabilities assumed                                              --              --        551,126
=========================================================================================================

          See accompanying Notes to Consolidated Financial Statements.

                              ASSOCIATED BANC-CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000, and 1999

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accounting and reporting policies of Associated Banc-Corp and its subsidiaries (the "Corporation") conform to accounting principles generally accepted in the United States of America and to general practice within the financial services industry. The following is a description of the more significant of those policies.

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

Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of the Corporation and subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation. Results of operations of companies purchased are included from the date of acquisition. Certain amounts in the 2000 and 1999 consolidated financial statements have been reclassified to conform with the 2001 presentation.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses, income taxes and mortgage servicing rights.

Investment Securities

Securities are classified as held to maturity, available for sale, or trading at the time of purchase. In 2001 and 2000, all securities purchased were classified as available for sale. Investment securities classified as held to maturity, which management has the positive intent and ability to hold to maturity, are reported at amortized cost, adjusted for amortization of premiums and accretion of discounts, using a method that approximates level yield. The amortized cost of debt securities classified as held to maturity or available for sale is adjusted for amortization of premiums and accretion of discounts to the earlier of call date or maturity, or in the case of mortgage-related securities, over the estimated life of the security. Such amortization and accretion is included in interest income from the related security. Available for sale and trading securities are reported at fair value with unrealized gains and losses, net of related deferred income taxes, included in stockholders' equity as a separate component of other comprehensive income. Realized securities gains or losses and declines in value judged to be other than temporary are included in investment securities gains (losses), net in the consolidated statements of income. The cost of securities sold is based on the specific identification method. Any security for which there has been other than temporary impairment of value is written down to its estimated fair value through a charge to earnings.

Loans

Loans and leases are carried at the principal amount outstanding, net of any unearned income. Unearned income from direct leases is recognized on a basis that generally approximates a level yield on the outstanding balances receivable. Loan origination fees and certain direct loan origination costs are deferred and the net amount is amortized over the contractual life of the related loans or over the commitment period as an adjustment of yield.

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

Allowance for Loan Losses

The allowance for loan losses is a reserve for estimated credit losses. Actual credit losses, net of recoveries, are deducted from the allowance for loan losses. A provision for loan losses, which is a charge against earnings, is added to bring the allowance for loan losses to a level that, in management's judgment, is adequate to absorb probable losses in the loan portfolio.

The allocation methodology applied by the Corporation, designed to assess the adequacy of the allowance for loan losses, focuses on changes in the size and character of the loan portfolio, changes in levels of impaired and other nonperforming loans, historical losses on each portfolio category, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other factors which could affect potential credit losses. Management continues to target and maintain the allowance for loan losses equal to the allocation methodology plus an unallocated portion, as determined by economic conditions and other factors, on the Corporation's borrowers. Management allocates the allowance for loan losses by pools of risk. The commercial loan (commercial real estate; commercial, financial, and agricultural; leases; and real estate construction) allocation is based on a quarterly review of individual loans, loan types, and industries. The retail loan (residential real estate, home equity, and consumer) allocation is based on analysis of historical delinquency and charge-off statistics and trends. Minimum loss factors used by the Corporation for criticized loan categories are consistent with regulatory agency factors. Loss factors for non-criticized loan categories are based primarily on historical loan loss experience.

Management, considering current information and events regarding the borrowers' ability to repay their obligations, considers a loan to be impaired when it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the note agreement, including principal and interest. Management has determined that commercial, financial, and agricultural loans and commercial real estate loans that have a nonaccrual status or have had their terms restructured meet this definition. Large groups of homogeneous loans, such as mortgage and consumer loans and leases, are collectively evaluated for impairment. The amount of impairment is measured based upon the loan's observable market price, the estimated fair value of the collateral for collateral-dependent loans, or alternatively, the present value of expected future cash flows discounted at the loan's effective interest rate. Interest income on impaired loans is recorded when cash is received and only if principal is considered to be fully collectible.

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for loan losses. Such agencies may require the Corporation to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examinations.

Other Real Estate Owned

Other real estate owned is included in other assets in the consolidated balance sheets and is comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure, and loans classified as in-substance foreclosure. Other real estate owned is recorded at the lower of recorded investment in the loans at the time of acquisition or the fair value of the properties, less estimated selling costs. Any write-down in the carrying value of a property at the time of acquisition is charged to the allowance for loan losses. Any subsequent write-downs to reflect current fair market value, as well as gains and losses on disposition and revenues and expenses incurred in maintaining such properties, are recorded directly to the income statement. Other real estate owned totaled $2.7 million and $4.0 million at December 31, 2001 and 2000, respectively.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the related assets or the lease term. Maintenance and repairs are charged to expense as incurred, while additions or major improvements are capitalized and depreciated over their estimated useful lives. Estimated useful lives of the assets are 3 to 20 years for land improvements, 5 to 40 years for buildings, 3 to 5 years for computers, and 3 to 20 years for furniture, fixtures and other equipment. Leasehold improvements are amortized on a straight line basis over the lesser of the lease terms or the estimated useful lives of the improvements.

Intangibles

The excess of the purchase price over the fair value of net assets of subsidiaries acquired consists primarily of goodwill and core deposit intangibles that are being amortized on straight-line and accelerated methods. These intangibles are included in other assets in the consolidated balance sheets. Goodwill is amortized to operating expense over periods up to 40 years for acquisitions made before 1983 and for periods up to 25 years for acquisitions made after 1982. Core deposit intangibles are amortized on an accelerated basis to expense over periods of 7 to 10 years. The Corporation reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in which case an impairment charge would be recorded. Goodwill and deposit base intangibles outstanding, net of accumulated amortization, at December 31, 2001 and 2000 were $98.3 million and $106.7 million, respectively.

Mortgage Servicing Rights

Mortgage servicing rights capitalized are amortized in proportion to and over the period of estimated servicing income. Capitalized mortgage servicing rights are included in other assets. The total cost of loans originated or purchased is allocated between loans and servicing rights based on the relative fair values of each. The value of mortgage servicing rights is adversely affected when mortgage interest rates decline and mortgage loan prepayments increase. Impairment is assessed using stratifications based on the risk characteristics of the underlying loans, such as bulk acquisitions versus loan-by-loan, loan type, and interest rate. To the extent the carrying value of the mortgage servicing rights exceed their fair value, a valuation reserve is established.

Income Taxes

Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income taxes, which arise principally from temporary differences between the period in which certain income and expenses are recognized for financial accounting purposes and the period in which they affect taxable income, are included in the amounts provided for income taxes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the period which the deferred tax assets are deductible, management believes it is more likely than not the Corporation will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2001.

The Corporation files a consolidated federal income tax return and individual subsidiary state income tax returns. Accordingly, amounts equal to tax benefits of those subsidiaries having taxable federal losses or credits are offset by other subsidiaries that incur federal tax liabilities.

Derivative Financial Instruments and Hedging Activities

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," (collectively referred to as "SFAS 133") requires derivative instruments, including derivative instruments embedded in other contracts, to be carried at fair value on the balance sheet with changes in the fair value recorded directly in earnings. As required, the Corporation adopted SFAS 133 on January 1, 2001. In accordance with the transition provisions of SFAS 133, upon adoption the Corporation recorded a cumulative effect of $1.3 million, net of taxes of $843,000, in accumulated other comprehensive income to recognize at fair value all derivatives that are designated as cash flow hedge instruments. Due to immateriality, net gains on derivatives designated as fair value hedges were recorded in earnings at adoption.

All derivatives are recognized on the consolidated balance sheet at their fair value. On the date the derivative contract is entered into, the Corporation designates the derivative, except for mortgage banking derivatives for which changes in fair value of the derivative is recorded in earnings, as either a fair value hedge (i.e. a hedge of the fair value of a recognized asset or liability) or a cash flow hedge (i.e. a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability). The Corporation formally documents all relationships between hedging instruments and hedging items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value hedges or cash flow hedges to specific assets or liabilities on the balance sheet. The Corporation also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. If it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Corporation discontinues hedge accounting prospectively.

For a derivative designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

The Corporation discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, the derivative is dedesignated as a hedging instrument, or management determines that designation of the derivative as a hedging instrument is no longer appropriate. When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value hedge, the Corporation continues to carry the derivative on the balance sheet at its fair value, and no longer adjusts the hedged asset or liability for changes in fair value. The adjustment of the carrying amount of the hedged asset or liability is accounted for in the same manner as other components of the carrying amount of that asset or liability.

For the year ended December 31, 2000, prior to the adoption of SFAS 133, the Corporation entered into interest rate swap agreements to hedge market values and to alter the cash flow characteristics of certain on-balance sheet instruments. The interest rate swaps are linked with a specific asset or liability or a group of related assets or liabilities at the inception of the derivative contract and have a high degree of correlation with the related balance sheet item during the hedge period. Net interest income or expense on the interest rate swap was recorded in the consolidated statements of income as a component of interest income or interest expense depending on the financial instrument to which the swap is designated. Realized gains or losses on contracts, either settled or terminated, are deferred and are recorded as either an adjustment to the carrying value of the related on-balance sheet asset or liability or in other assets or other liabilities. Deferred amounts are amortized into interest income or expense over either the remaining original life of the derivative instrument or the expected life of the related asset or liability. Unrealized gains or losses on these contracts were not recognized on the balance sheet.

Stock-Based Compensation

As allowed under SFAS 123, "Accounting for Stock-Based Compensation," the Corporation measures stock-based compensation cost in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25). The Corporation has included in Note 11 the impact of the fair value of employee stock-based compensation plans on net income and earnings per share on a pro forma basis.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents are considered to include cash and due from banks, interest-bearing deposits in other financial institutions, and federal funds sold and securities purchased under agreements to resell. Cash and cash equivalents were $605.4 million and $396.5 million at December 31, 2001, and December 31, 2000, respectively.

Per Share Computations

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options. Also see Notes 11 and 19.

Recent Accounting Pronouncements

In June 2001,  the FASB  issued SFAS No. 141,  "Business  Combinations,"  ("SFAS
141") and SFAS No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations. SFAS 141 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and subsequently, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," after its adoption.

The Corporation adopted the provisions of SFAS 141 as of July 1, 2001, and SFAS 142 as of January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS 142 is adopted in full, are not amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001, continued to be amortized and tested for impairment prior to the full adoption of SFAS 142.

Upon adoption of SFAS 142, the Corporation is required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS 141 for recognition separate from goodwill. The Corporation will also be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. If an intangible asset is identified as having an indefinite useful life, the Corporation will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Impairment is measured as the excess of the carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the SFAS 142 transitional goodwill impairment evaluation, the Statement requires the Corporation to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Corporation must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Corporation will then have up to six months from January 1, 2002, to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Corporation must perform the second step of the transitional impairment test. The second step is required to be completed as soon as possible, but no later than the end of the year of adoption. In the second step, the Corporation must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Corporation's statement of income.

As of January 1, 2002, the date of adoption of SFAS 142, the Corporation had unamortized goodwill in the amount of $92.4 million, of which $85.7 million will be subject to the transition provisions of SFAS 142 and $6.7 million will continue to be amortized as an identifiable intangible asset subject to amortization. Also, at January 1, 2002, the Corporation had core deposit intangibles, of $5.9 million which will continue to be amortized. Annual amortization expense related to the core deposit intangibles was $1.9 million and $2.3 million for 2001 and 2000, respectively. Amortization expense related to goodwill was $6.5 million and $6.6 million for the years ended December 31, 2001, and 2000, respectively. Because of the effort needed to comply with adopting SFAS 142, it is not practicable to reasonably estimate the impact of adopting the Statements on the Corporation's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

NOTE 2 BUSINESS COMBINATIONS:

There were no business combinations during 2000 or 2001. The following table summarizes completed transactions during 1999. Each acquisition was accounted for under the purchase method, thus, the results of their operations prior to their respective consummation dates are not included in the accompanying consolidated financial statements. Goodwill, core deposit intangibles, and other purchase accounting adjustments are recorded upon consummation of a purchase acquisition where the purchase price exceeds the fair value of net assets acquired.

                                                             Consideration Paid
                                                             ------------------
                                                             Shares of
                                                Date          Common                    Total
Name of Acquired Company                      Acquired        Stock         Cash        Assets      Loans     Deposits
-----------------------------------------------------------------------------------------------------------------------
                                                   ( $ in Millions, except shares)
BNC Financial Corporation ("BNC")             12/31/99             --       $5.3         $35         $33        $ --
St. Cloud, Minnesota

Riverside Acquisition Corp. ("Riverside")      8/31/99      2,677,405         --         374         266         337
Minneapolis, Minnesota (a)

Windsor Bancshares, Inc. ("Windsor")            2/3/99        879,957         --         182         113         152
Minneapolis, Minnesota (a)

(a) During the first quarter of 2000, Riverside and Windsor merged and became Associated Bank Minnesota.

On December 31, 1999, the Corporation completed its acquisition of BNC, an asset-based commercial lender headquartered in St. Cloud, Minnesota. BNC had assets of approximately $35 million at December 31, 1999. The purchase price was $5.3 million in cash and goodwill of $1.2 million was recorded. BNC operates as a wholly-owned subsidiary of the Corporation. Effective March 31, 2000, BNC operated as Associated Commercial Finance, Inc.

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

On February 3, 1999, the Corporation consummated the acquisition of Windsor, a Minnesota bank holding company for Bank Windsor. At consummation Windsor had total assets of approximately $182 million. The transaction was consummated through the issuance of 879,957 shares of common stock, which were repurchased and retired under authorization by the Board of Directors. Goodwill of $17.4 million was recorded.

On September 10, 2001, the Corporation announced the signing of a definitive agreement to acquire Signal. Signal operates banking branches in nine locations in the Twin Cities and Eastern Minnesota. As a result of the acquisition, the Corporation expects to expand its Minnesota presence, particularly in the Twin Cities area, under the community banking philosophy utilized by both the Corporation and Signal. It also expects to reduce costs through efficiencies, particularly following the merger planned in the second quarter of 2002 of Signal's banking subsidiaries with and into Associated Bank Minnesota, to operate under a single national banking charter named Associated Bank Minnesota, National Association. In 2002 the Corporation consummated its acquisition of 100% of the outstanding common shares of Signal Financial Corporation, a financial holding company headquartered in Mendota Heights, Minnesota ("Signal").

The Signal transaction was accounted for under the purchase accounting method and was consummated through the issuance of 3.69 million shares of common stock and $58.4 million in cash for a purchase price of $192.5 million. The value of the shares was determined using the closing stock price of the Corporation's stock on September 10, 2001, the initiation date of the transaction.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition. The Corporation is in the process of finalizing a third-party valuation of the core deposit intangible asset; thus, the allocation of the purchase price is subject to refinement.

                                                                 $ in Millions
                                                                 --------------

Investment securities available for sale                          $    163.8
Loans                                                                  760.0
Allowance for loan losses                                              (12.0)
Other assets                                                           118.1
Intangible asset                                                         5.6
Goodwill                                                               123.4
                                                                  -------------
    Total assets acquired                                         $  1,158.9
                                                                  -------------

Deposits                                                          $    784.8
Borrowings                                                             165.5
Other liabilities                                                       16.1
                                                                  -------------
    Total liabilities acquired                                    $    966.4
                                                                  -------------
        Net assets acquired                                       $    192.5
                                                                  =============

The intangible asset represents $5.6 million estimated as the core deposit intangible asset. The $123.4 million of goodwill will be assigned to the banking segment during first quarter 2002, as part of the adoption of SFAS 142.

NOTE 3 RESTRICTIONS ON CASH AND DUE FROM BANKS:

The Corporation's bank subsidiaries are required to maintain certain vault cash and reserve balances with the Federal Reserve Bank to meet specific reserve requirements. These requirements approximated $109.4 million at December 31, 2001.

NOTE 4 INVESTMENT SECURITIES:

The amortized cost and fair values of securities available for sale at December 31, 2001 and 2000 were as follows:

                                                                                     2001
                                                    -----------------------------------------------------------------
                                                                 Gross Unrealized     Gross Unrealized
                                                     Amortized       Holding               Holding           Fair
                                                       Cost           Gains                 Losses           Value
                                                    -----------------------------------------------------------------
                                                                               ($ in Thousands)
U. S. Treasury securities                           $   15,071      $     91             $    (47)       $   15,115
Federal agency securities                              196,175         8,469                   --           204,644
Obligations of state and political subdivisions        847,887        13,755                  (39)          861,603
Mortgage-related securities                          1,642,851        31,496                  (24)        1,674,323
Other securities (debt and equity)                     414,399        26,937                   --           441,336
                                                    -----------------------------------------------------------------
Total securities available for sale                 $3,116,383      $ 80,748             $   (110)       $3,197,021
                                                    =================================================================

                                                                                     2000
                                                    -----------------------------------------------------------------
                                                                 Gross Unrealized     Gross Unrealized
                                                     Amortized       Holding               Holding           Fair
                                                       Cost           Gains                 Losses           Value
                                                    -----------------------------------------------------------------
                                                                               ($ in Thousands)
U. S. Treasury securities                           $   23,847      $     51             $    (38)       $   23,860
Federal agency securities                              341,929           868                  (49)          342,748
Obligations of state and political subdivisions        756,914         9,408               (1,381)          764,941
Mortgage-related securities                          1,425,290         7,574               (5,247)        1,427,617
Other securities (debt and equity)                     319,129        16,943               (3,591)          332,481
                                                    -----------------------------------------------------------------
Total securities available for sale                 $2,867,109      $ 34,844             $(10,306)       $2,891,647
                                                    =================================================================

The amortized cost and fair values of securities held to maturity at December 31, 2000 are shown below. Under SFAS No. 133, the Corporation was allowed a one-time opportunity to reclassify investment securities from held to maturity to available for sale. Thus, on January 1, 2001, the Corporation reclassified all its held to maturity securities to available for sale. The amortized cost and fair value of the securities transferred were $369 million and $373 million, respectively.

                                                                                     2000
                                                    -----------------------------------------------------------------
                                                                 Gross Unrealized     Gross Unrealized
                                                     Amortized       Holding               Holding           Fair
                                                       Cost           Gains                 Losses           Value
                                                    -----------------------------------------------------------------
                                                                               ($ in Thousands)
Federal agency securities                           $   25,055      $     86             $     --        $   25,141
Obligations of state and political subdivisions        110,182         1,041                   --           111,223
Mortgage-related securities                            182,299         2,868                   (4)          185,163
Other securities (debt)                                 51,022           324                   --            51,346
                                                    -----------------------------------------------------------------
Total securities held to maturity                   $  368,558      $  4,319             $     (4)       $  372,873
                                                    =================================================================

The amortized cost and fair values of investment securities available for sale at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                              2001
                                                   --------------------------
                                                     Amortized       Fair
                                                       Cost          Value
                                                   --------------------------
                                                        ($ in Thousands)
Due in one year or less                            $   165,537   $   167,534
Due after one year through five years                  529,241       547,865
Due after five years through ten years                 335,392       337,188
Due after ten years                                    328,482       335,329
                                                   --------------------------
Total debt securities                                1,358,652     1,387,916
Mortgage-related securities                          1,642,851     1,674,323
Equity securities                                      114,880       134,782
                                                   --------------------------
Total                                              $ 3,116,383   $ 3,197,021
                                                   ==========================

Total proceeds and gross realized gains and losses from sale of securities available for sale for each of the three years ended December 31 were:

                                     2001          2000          1999
                                 ------------- ------------- --------------
                                              ($ in Thousands)
Proceeds                           $135,627      $648,359        $78,751
Gross gains                           1,322         2,889          4,615
Gross losses                           (604)      (10,538)        (1,589)

Pledged securities with a carrying value of approximately $1.6 billion and $1.7 billion at December 31, 2001, and December 31, 2000, respectively, were pledged to secure certain deposits, Federal Home Loan Bank advances, or for other purposes as required or permitted by law.

NOTE 5 LOANS:

Loans at December 31 are summarized below.

                                                     2001            2000
                                                 ----------      ----------
                                                      ($ in Thousands)

Commercial, financial, and agricultural          $1,783,300      $1,657,322
Real estate - construction                          797,734         660,732
Commercial real estate                            2,630,964       2,287,946
Lease financing                                      11,629          14,854
                                                 --------------------------
  Total Commercial                                5,223,627       4,620,854
Residential real estate                           2,524,199       3,158,721
Home equity                                         609,254         508,979
                                                 --------------------------
  Total Residential mortgage                      3,133,453       3,667,700
Consumer                                            662,784         624,825
                                                 --------------------------
   Total loans                                   $9,019,864      $8,913,379
                                                 ==========================

A summary of the changes in the allowance for loan losses for the years indicated is as follows:
                                              2001         2000         1999
                                           ----------    --------     --------
                                                    ($ in Thousands)

Balance at beginning of year               $ 120,232    $ 113,196    $  99,677
Balance related to acquisitions                   --           --        8,016
Decrease from sale of credit card
  receivables                                     --       (4,216)          --
Provision for loan losses                     28,210       20,206       19,243
Charge-offs                                  (22,639)     (11,155)     (16,621)
Recoveries                                     2,401        2,201        2,881
                                           ------------------------------------
   Net charge-offs                           (20,238)      (8,954)     (13,740)
                                           ------------------------------------
Balance at end of year                     $ 128,204    $ 120,232    $ 113,196
                                           ====================================

Nonaccrual loans totaled $48.2 million and $41.0 million at December 31, 2001 and 2000, respectively.

Management has determined that commercial, financial, and agricultural loans and commercial real estate loans that have nonaccrual status or have had their terms restructured are impaired loans. The following table presents data on impaired loans at December 31:

                                                              2001      2000
                                                            --------  --------
                                                             ($ in Thousands)

Impaired loans for which an allowance has been provided    $ 10,140    $  4,733
Impaired loans for which no allowance has been provided      17,720      14,690
                                                           --------------------
Total loans determined to be impaired                      $ 27,860    $ 19,423
                                                           ====================

Allowance for loan losses related to impaired loans        $ 6,445     $  2,315
                                                           ====================

                                                 2001        2000       1999
                                              ---------    --------   --------
For the years ended December 31:                      ($ in Thousands)
Average recorded investment
  in impaired loans                           $ 28,319     $ 18,650   $ 16,640
                                              =================================
Cash basis interest income recognized
  from impaired loans                         $  1,795     $  1,623   $  1,081
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

                                                                     2001
                                                               ----------------
                                                               ($ in Thousands)

Balance at beginning of year                                       $ 154,368
New loans                                                             84,454
Repayments                                                          (101,671)
Changes  due  to  status of executive
 officers and directors (1)                                          (90,306)
                                                                   ---------
Balance at end of year                                             $  46,845
                                                                   =========


(1) During 2001, the Corporation merged all of the Wisconsin bank affiliates (Associated Bank South Central, Associated Bank North, Associated Bank
     Milwaukee, Associated Bank, National Association, Associated Bank Lakeshore, National Association, and Associated Bank Green Bay, National Association) into a single national banking charter, headquartered in Green Bay, Wisconsin, under the name Associated Bank, National Association. Certain nonbank subsidiaries (Associated Leasing, Inc., Associated Banc Corp Services, Inc. and Associated Commercial Mortgage, Inc.) also merged with and into the resultant bank, becoming operating divisions of Associated Bank, National Association. This resulted in a reduction of individuals defined to be related parties.

The Corporation serves the credit needs of its customers by offering a wide variety of loan programs to customers, primarily in Wisconsin, Illinois, and Minnesota. The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2001, no concentrations of any type existed in the Corporation's loan portfolio in excess of 10% of total loans.

NOTE 6 MORTGAGE SERVICING RIGHTS:

A summary of changes in the balance of mortgage servicing rights is as follows:

                                                    2001             2000
                                                  --------         --------
                                                      ($ in Thousands)

Balance at beginning of year                      $ 36,269         $ 40,936
  Additions                                         20,919            4,739
  Sales of servicing                                (5,136)              --
  Amortization                                      (9,267)          (9,406)
  Change in valuation allowance                    (10,720)              --
                                                  --------------------------
Balance at end of year                            $ 32,065         $ 36,269
                                                  ==========================

A summary of changes in the valuation allowance during 2001, 2000 and 1999 is as follows.

                                                2001       2000        1999
                                              --------   --------    --------
                                                     ($ in Thousands)

Balance at beginning of year                  $     --    $    --    $  8,023
  Additions                                     10,720         --          --
  Reversals                                         --         --      (8,023)
                                              --------------------------------
Balance at end of year                        $ 10,720    $    --    $     --
                                              ================================

At December 31, 2001, the Corporation was servicing 1- to 4- family residential mortgage loans owned by other investors with balances totaling $5.23 billion compared to $5.50 billion and $5.57 billion at December 31, 2000 and 1999, respectively. The fair value of servicing was approximately $32.1 million at December 31, 2001 compared to $43.8 million at year-end 2000. During 2001, the Corporation sold $812 million of loans serviced with an unamortized cost of $5.1 million, for a net gain of $4.3 million.

NOTE 7 PREMISES AND EQUIPMENT:

A summary of premises and equipment at December 31 is as follows:

                                                                             2001                          2000
                                                          ----------------------------------------       --------
                                          Estimated                      Accumulated      Net Book       Net Book
                                         Useful Lives       Cost        Depreciation        Value          Value
                                         -------------    ----------    ------------      --------       --------
                                                                      ($ in Thousands)
Land                                         --           $   25,066     $       --       $  25,066      $  23,183
Land improvements                        3 - 20 years          2,784          2,050             734            725
Buildings                                5 - 40 years        125,682         63,298          62,384         64,777
Computers                                3 - 5 years          34,831         27,949           6,882         11,328
Furniture, fixtures and other equipment  3 - 20 years         89,028         70,785          18,243         20,492
Leasehold improvements                   5 - 30 years         14,548          8,329           6,219          7,095
                                                          ---------------------------------------------------------
     Total premises and equipment                         $  291,939      $ 172,411       $ 119,528      $ 127,600
                                                          =========================================================

Depreciation and amortization of premises and equipment totaled $16.2 million in 2001, $17.1 million in 2000, and $17.4 million in 1999.

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

                                                             ($ in Thousands)
2002                                                             $  5,590
2003                                                                5,223
2004                                                                3,980
2005                                                                3,650
2006                                                                2,966
Thereafter                                                         15,480
                                                                  -------
Total                                                            $ 36,889
                                                                 ========

Total rental expense under leases, net of sublease income, totaled $7.3 million in 2001, $7.1 million in 2000, and $6.3 million in 1999.

NOTE 8 DEPOSITS:

The distribution of deposits at December 31 is as follows.

                                                      2001           2000
                                                   ----------     ----------
                                                        ($ in Thousands)

Noninterest-bearing demand deposits               $ 1,425,109     $ 1,243,949
Savings deposits                                      801,648         857,247
Interest-bearing demand deposits                      922,164         850,280
Money market deposits                               1,814,098       1,492,628
Brokered time deposits                                290,000         916,060
Other time deposits                                 3,359,592       3,931,482
                                                  ---------------------------
     Total deposits                               $ 8,612,611     $ 9,291,646
                                                  ===========================

Time deposits of $100,000 or more were $994 million and $1.2 billion at December 31, 2001 and 2000, respectively. Aggregate annual maturities of all time deposits at December 31, 2001 are as follows:

Maturities During Year End
December 31,                                                 ($ in Thousands)
---------------------------                                  ----------------
2002                                                            $ 3,046,869
2003                                                                421,112
2004                                                                111,873
2005                                                                 50,687
2006                                                                 16,389
Thereafter                                                            2,662
                                                                -----------
Total                                                           $ 3,649,592
                                                                ===========

NOTE 9 SHORT-TERM BORROWINGS:

Short-term borrowings at December 31 are as follows:

                                                       2001           2000
                                                     --------       --------
                                                        ($ in Thousands)
Federal funds purchased and securities sold
  under agreements to repurchase                   $ 1,691,152    $ 1,691,796
Federal Home Loan Bank advances                        300,000        750,000
Notes payable to banks                                      --         83,740
Treasury, tax, and loan notes                          645,047         38,363
Commercial paper                                            --         34,304
Other borrowed funds                                     7,652             --
                                                   --------------------------
     Total                                         $ 2,643,851    $ 2,598,203
                                                   ==========================

The short-term Federal Home Loan Bank advances are secured by blanket collateral agreements on the subsidiary banks' mortgage loan portfolios whereby qualifying mortgages (as defined) with unpaid principal balances aggregating no less than 167% of the Federal Home Loan Bank advances are maintained.

Included in short-term borrowings are Federal Home Loan Bank advances with original maturities of less than one year. The treasury, tax, and loan notes are demand notes representing secured borrowings from the U.S. Treasury, collateralized by qualifying securities and loans.

Notes payable to banks are unsecured borrowings under existing lines of credit. At December 31, 2001, the parent company had $100 million of established lines of credit with various nonaffiliated banks, which was not drawn on at December 31, 2001. Borrowings under these lines accrue interest at short-term market rates. Under the terms of the credit agreement, a variety of advances and interest periods may be selected by the parent company. During 2000, a $200 million commercial paper program was initiated, no amounts were outstanding at December 31, 2001.

NOTE 10 LONG-TERM DEBT:

Long-term debt at December 31 is as follows:

                                                           2001         2000
                                                         --------     --------
                                                            ($ in Thousands)
Federal Home Loan Bank advances
  (3.46% to 6.81%, fixed rate,
   maturing in 2002 through 2014
   for 2001, and 4.95% to 7.63%,
   fixed rate, maturing in 2001
   through 2014 for 2000)                               $  715,993   $ 116,765
Bank note (1)                                              200,000          --
Subordinated debt, net (2)                                 181,882          --
Other borrowed funds                                         5,520       5,655
                                                        ----------------------
  Total long-term debt                                  $ 1,103,395  $ 122,420
                                                        ======================

(1) On April 4, 2001, the Corporation issued $200 million of variable rate bank notes that matures on April 10, 2003. The note reprices quarterly at LIBOR plus 22 basis points and was 2.66% at December 31, 2001.

(2) On August 6, 2001, the Corporation issued $200 million of subordinated debt. This debt has a fixed interest rate of 6.75% and matures on August 15, 2011. During October, the Corporation entered into a fair value hedge to hedge the interest rate risk on the subordinated debt. As of December 31, 2001, the fair value of the hedge was a $16.7 million loss. The subordinated debt qualifies under the risk-based capital guidelines as Tier 2 supplementary capital for regulatory purposes.

The table below summarizes the maturities of the Corporation's long-term debt at December 31, 2001:

Year                                                       ($ in Thousands)
----                                                       ----------------
2002                                                          $  200,140
2003                                                             502,411
2004                                                             200,150
2005                                                                  --
2006                                                                  --
Thereafter                                                       200,694
                                                              ----------
Total long-term debt                                          $1,103,395
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

At December 31, 2001, subsidiary net assets equaled $1.1 billion, of which approximately $148.0 million could be transferred to the Corporation in the form of cash dividends without prior regulatory approval, subject to the capital needs of each subsidiary.

The Board of Directors has authorized management to repurchase shares of the Corporation's common stock each quarter in the market, to be made available for issuance in connection with the Corporation's employee incentive plans and for other corporate purposes. The Board of Directors authorized the repurchase of up to 1.2 million shares (300,000 shares per quarter) in 2001 and 2000. Of these authorizations, approximately 800,000 shares were repurchased for $26.7 million during 2001 (with 247,000 shares reissued in connection with stock options exercised), and 418,000 shares were repurchased for $10.6 million in 2000 (with 322,000 shares reissued for options exercised). Additionally, under two separate actions in 2000, the Board of Directors authorized the repurchase and cancellation of the Corporation's outstanding shares, not to exceed approximately 6.7 million shares on a combined basis. Under these authorizations 228,000 shares were repurchased for $7.7 million during 2001, at an average cost of $33.88 per share, while approximately 3.1 million shares remain authorized to repurchase at December 31, 2001. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities.

The Board of Directors approved the implementation of a broad-based stock option grant, effective July 28, 1999. This stock option grant provided all qualifying employees with an opportunity and an incentive to buy shares of the Corporation and align their financial interest with the growth in value of the Corporation's shares. These options have 10-year terms, fully vest in two years, and have exercise prices equal to 100% of market value on the date of grant. As of December 31, 2001, 1,620,000 shares remain available for granting.

The Amended and Restated Long-Term Incentive Stock Plan ("Stock Plan") was adopted by the Board of Directors and originally approved by shareholders in 1987 and amended in 1994, 1997 and 1998. Options are generally exercisable up to 10 years from the date of grant and vest over two to three years. As of December 31, 2001, approximately 1,052,000 shares remain available for grants.

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

                                    ----------------------------------------------------------------------------------
                                                 2001                      2000                       1999
                                    ----------------------------------------------------------------------------------
                                                    Weighted                    Weighted                     Weighted
                                                    Average                      Average                     Average
                                      Options       Exercise      Options       Exercise       Options       Exercise
                                    Outstanding      Price      Outstanding       Price      Outstanding      Price
                                    ----------------------------------------------------------------------------------
Outstanding, January 1              3,308,447       $ 27.33      3,206,489      $  25.95      2,156,822      $  20.28
Granted                               701,900       $ 32.30        688,030      $  27.57      1,428,508      $  32.26
Exercised                            (250,330)      $ 18.91       (351,990)     $  11.05       (276,524)     $  12.35
Forfeited                            (105,456)      $ 32.52       (234,082)     $  34.36       (102,317)     $  31.26
                                    ----------------------------------------------------------------------------------
Outstanding, December 31            3,654,561       $ 28.71      3,308,447      $  27.33      3,206,489      $  25.95
                                    ==================================================================================
Options exercisable at year-end     2,408,228                    1,539,303                    1,493,667
                                    ==================================================================================

The following table summarizes information about the Corporation's stock options outstanding at December 31, 2001:


                                       Options     Weighted Average   Remaining       Grants      Weighted Average
                                     Outstanding    Exercise Price   Life (Years)   Exercisable    Exercise Price
                                     -----------------------------------------------------------------------------
Range of Exercise Prices:
$  7.18                                   55,040       $  7.18           0.90          55,040         $  7.18
$11.22 - $12.74                           23,199         11.75           2.32          23,199           11.75
$15.54 - $17.58                          383,584         16.39           2.22         383,584           16.39
$22.35 - $25.61                          475,709         24.21           4.52         466,799           24.21
$27.56 - $29.61                        1,080,263         27.68           7.59         529,590           27.64
$32.13 - $36.64                        1,636,766         34.56           7.87         950,016           36.19
                                       ---------------------------------------------------------------------------
TOTAL                                  3,654,561       $ 28.71           6.62       2,408,228         $ 27.94
                                       ===========================================================================

For purposes of providing the pro forma disclosures required under SFAS No. 123, the fair value of stock options granted in 2001, 2000, and 1999 was estimated at the date of grant using a Black-Scholes option pricing model which was originally developed for use in estimating the fair value of traded options which have different characteristics from the Corporation's employee stock options. The model is also sensitive to changes in the subjective assumptions which can materially affect the fair value estimate. As a result, management believes the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of employee stock options.

The following assumptions were used in estimating the fair value for options granted in 2001, 2000 and 1999:

                                        2001             2000          1999
                                      -----------------------------------------
Dividend yield                          3.51%            3.82%         3.39%
Risk-free interest rate                 5.09%            6.63%         4.97%
Weighted average expected life         7 yrs.             yrs.       50 yrs.
Expected volatility                    26.07%           25.73%        24.51%

The weighted average per share fair values of options granted in 2001, 2000, and 1999 were $7.76, $6.97, and $6.90, respectively. The annual expense allocation methodology prescribed by SFAS No. 123 attributes a higher percentage of the reported expense to earlier years than to later years, resulting in an accelerated expense recognition for proforma disclosure purposes.

Had the Corporation determined the compensation cost based on the fair value at grant date for its stock options under SFAS No. 123, the Corporation's net income and net income per share would have been as summarized below:

                                                          For the Years Ended December 31,
                                                     ------------------------------------------
                                                         2001           2000           1999
                                                     -------------- -------------- ------------
                                                     ($ in Thousands, except per share amounts)
Net Income                          As Reported       $ 179,522      $ 167,983       $ 164,943
                                    Pro Forma         $ 176,038      $ 164,394       $ 162,226
Basic Earnings Per Share            As Reported       $    2.72      $    2.46       $    2.36
                                    Pro Forma         $    2.67      $    2.41       $    2.32
Diluted Earnings Per Share          As Reported       $    2.70      $    2.46       $    2.34
                                    Pro Forma         $    2.65      $    2.40       $    2.30

NOTE 12 RETIREMENT PLAN:

The Corporation has a noncontributory defined benefit retirement plan (the "Plan") covering substantially all full-time employees. The benefits are based primarily on years of service and the employee's compensation paid while a participant in the plan. The Corporation's funding policy is consistent with the funding requirements of federal law and regulations.

The following tables set forth the Plan's funded status and net periodic benefit cost:

                                                         2001           2000
                                                      ---------       --------
                                                          ($ in Thousands)
Change in Benefit Obligation
Net benefit obligation at beginning of year           $ 40,908        $ 37,052
Service cost                                             3,950           3,576
Interest cost                                            2,889           2,858
Actuarial loss                                           1,596           2,223
Gross benefits paid                                     (3,576)         (4,801)
                                                      -------------------------
  Net benefit obligation at end of year               $ 45,767        $ 40,908
                                                      =========================
Change in Fair Value of Plan Assets
Fair value of plan assets at beginning of year        $ 34,681        $ 37,018
Actual loss on plan assets                              (1,907)           (639)
Employer contributions                                   3,138           3,103
Gross benefits paid                                     (3,576)         (4,801)
                                                      -------------------------
  Fair value of plan assets at end of year            $ 32,336        $ 34,681
                                                      =========================
Funded Status
Funded status at end of year                          $(13,431)       $(6,227)
Unrecognized net actuarial loss                          7,034             58
Unrecognized prior service cost                            532            594
Unrecognized net transition asset                       (1,383)        (1,707)
                                                      -------------------------
  Net amount recognized at end of year in the
  balance sheet                                       $ (7,248)       $ (7,282)
                                                      =========================
Weighted average assumptions as of December 31:
Discount rate                                             7.25%           7.50%
Rate of increase in compensation levels                   5.00            5.00
                                                      =========================

                                                                2001        2000        1999
                                                              --------    --------    --------
                                                                       ($ in Thousands)
Components of  Net Periodic Benefit Cost
Service cost                                                  $  3,950    $  3,576    $  3,858
Interest cost                                                    2,889       2,858       2,549
Expected return on plan assets                                  (3,474)     (3,134)     (2,789)
Amortization of:
  Transition asset                                                (324)       (324)       (324)
  Prior service cost                                                63          62          63
  Actuarial gain                                                    --         (36)         --
                                                              ---------------------------------
Total net periodic benefit cost                                 $3,104      $3,002      $3,357
                                                              =================================
Weighted average assumptions used in cost calculations:
Discount rate                                                    7.25%       7.75%       6.75%
Rate of increase in compensation levels                          5.00        5.00        5.00
Expected long-term rate of return on plan assets                 9.00        9.00        9.00
                                                              =================================

The Corporation and its subsidiaries also have a Profit Sharing/Retirement Savings Plan (the "plan"). The Corporation's contribution is determined annually by the Administrative Committee of the Board of Directors, based in part on performance-based formulas provided in the plan. Total expense related to contributions to the plan was $10.5 million, $6.1 million, and $2.3 million in 2001, 2000, and 1999, respectively.

At December 31, 2001, the Corporation recorded an additional pension obligation of $4.2 million, of which, $2.2 million was included as a reduction in accumulated other comprehensive income, net of taxes of $1.5 million, and $500,000 was included as an intangible asset. An additional pension obligation is required when the accumulated benefit obligation exceeds the sum of the fair value of plan assets and the accrued pension expense.

NOTE 13 INCOME TAX EXPENSE:

The current and deferred amounts of income tax expense (benefit) are as follows:

                                           Years ended December 31,
                                      2001           2000           1999
                                 --------------- -------------- --------------
                                               ($ in Thousands)
Current:
Federal                             $ 54,726      $ 73,885       $ 66,735
     State                               113         1,889          1,095
                                    --------      --------       --------
Total current                         54,839        75,774         67,830
Deferred:
     Federal                          14,947       (11,640)         3,894
     State                             1,701        (2,296)           649
                                    --------      --------       --------
Total deferred                        16,648       (13,936)         4,543
                                    --------      --------       --------
Total income tax expense            $ 71,487      $ 61,838       $ 72,373
                                    ========      ========       ========

Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities resulted in deferred taxes. Deferred tax assets and liabilities at December 31 are as follows:

                                                                         2001        2000
                                                                    ----------- -----------
                                                                       ($ in Thousands)
Gross deferred tax assets:
     Allowance for loan losses                                       $  52,038    $  48,521
     Accrued liabilities                                                 4,861        4,367
     Deferred compensation                                               6,799        7,427
     Securities valuation adjustment                                     8,780        7,205
     Deposit base intangible                                             4,764        4,659
     Benefit of tax loss carryforwards                                  14,254       11,826
     Other                                                               9,136        9,974
                                                                     ----------------------
Total gross deferred tax assets                                        100,632       93,979
Valuation adjustment for deferred tax assets                           (12,163)     (13,095)
                                                                     ----------------------
                                                                        88,469       80,884
Gross deferred tax liabilities:
     Real estate investment trust income                                45,811       25,543
        Mortgage banking activity                                        3,414        4,319
     Deferred loan fee income and other loan yield adjustment            4,966        3,515
     State income taxes                                                 10,521        7,816
     Other                                                               6,904        7,122
                                                                     ----------------------
Total gross deferred tax liabilities                                    71,616       48,315
                                                                     ----------------------
Net deferred tax assets                                                 16,853       32,569
Tax  effect of  unrealized  gain  related  to  available  for sale     (29,245)      (8,983)
securities
Tax effect of unrealized loss related to derivative instruments          1,411         --
Tax effect of additional pension obligation                              1,485         --
                                                                     ----------------------
                                                                       (26,349)      (8,983)
                                                                     ----------------------
Net  deferred  tax assets  (liabilities)  including  tax  effected   $  (9,496)   $  23,586
items
                                                                     ======================

Components of the 2000 deferred tax assets have been adjusted to reflect the filing of corporate income tax returns.

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

At December 31, 2001, the Corporation had state net operating losses of $170 million and federal net operating losses of $2 million that will expire in the years 2002 through 2016.

The effective income tax rate differs from the statutory federal tax rate. The major reasons for this difference are as follows:

                                                              2001    2000     1999
                                                              ----    ----     ----

Federal income tax rate at statutory rate                    35.0%    35.0%    35.0%
Increases (decreases) resulting from:
   Tax-exempt interest and dividends                         (5.1)    (5.0)    (3.2)
   State income taxes (net of federal income taxes)           0.5     (0.1)     1.2
   Change in valuation allowance for deferred tax assets     (1.1)    (0.8)    (1.7)
   Increase in cash surrender value of life insurance        (1.8)    (1.9)    (1.4)
   Other                                                      1.0     (0.3)     0.6
                                                             ----------------------
   Effective income tax rate                                 28.5%    26.9%    30.5%
                                                             ======================

A savings bank acquired by the Corporation in 1997 qualified under provisions of the Internal Revenue Code that permitted it to deduct from taxable income an allowance for bad debts that differed from the provision for such losses charged to income for financial reporting purposes. Accordingly, no provision for income taxes has been made for $79.2 million of retained income at December 31, 2001. If income taxes had been provided, the deferred tax liability would have been approximately $31.8 million.

NOTE 14 COMMITMENTS, OFF-BALANCE SHEET RISK, AND CONTINGENT LIABILITIES:

Commitments and Off-Balance Sheet Risk

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage its own exposure to interest rate risk. These financial instruments include lending-related commitments.

Lending-related Commitments

Off-balance sheet lending-related commitments include commitments to extend credit, commercial letters of credit, and standby letters of credit. These financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed, and thus are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and is not material at December 31, 2001 and 2000. Commitments to extend credit are agreements to lend to customers at predetermined interest rates as long as there is no violation of any condition established in the contracts. Standby and commercial letters of credit are conditional commitments issued by the Corporation to guarantee the performance and/or payment of a customer to a third party in connection with specified transactions. The following is a summary of lending-related off-balance sheet financial instruments at December 31:

                                                       2001           2000
                                                   ----------     ----------
                                                      ($ in Thousands)

Commitments to extend credit                       $3,189,013     $2,596,438
Commercial letters of credit                           79,980         45,248
Standby letters of credit                             189,996        145,321
Loans sold with recourse                                1,941          4,575
Forward commitments to sell loans                     650,500         52,350

For commitments to extend credit, commercial letters of credit, and standby letters of credit the Corporation's associated credit risk is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. The Corporation's exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of those instruments. The commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

All loans currently sold to others are sold on a nonrecourse basis with the servicing rights of these loans retained by the Corporation. At December 31, 2001 and 2000, $1.9 million and $4.6 million, respectively, of the serviced loans were previously sold with recourse, the majority of which is either federally-insured or federally-guaranteed.

As a result of the adoption of SFAS 133, commitments to originate residential mortgage loans held for sale and commitments to sell residential mortgage loans are defined as derivatives, and are therefore required to be recorded on the consolidated balance sheet at fair value. The Corporation's derivative and hedging activity, as defined by SFAS 133, is further summarized in Note 15 of the notes to consolidated financial statements. Included in commitments to extend credit in the table above are commitments to originate residential mortgage loans held for sale ("pipeline loans") of approximately $590.8 million and $55.2 million, at December 31, 2001 and 2000, respectively, with terms generally not exceeding 90 days. Adverse market interest rate changes between the time a customer receives a rate-lock commitment and the time the loan is sold to an investor can erode the value of that mortgage. Therefore, the Corporation uses forward commitments to sell residential mortgage loans to reduce its exposure to market risk resulting from changes in interest rates which could alter the underlying fair value of mortgage loans held for sale and pipeline loans. The fair value of the pipeline loans and the forward commitments at December 31, 2001 and 2000, was a net gain of $4.1 million and $12,000, respectively. Also, the Corporation had $301.7 million and $24.6 million of mortgage loans held for sale in the consolidated balance sheets at December 31, 2001 and 2000, respectively. The mortgage loans held for sale are carried in the consolidated balance sheet at the lower of cost or fair value, with fair value determined based on the fixed prices of the forward commitments, or quoted market prices on uncommitted mortgage loans held for sale.

Contingent Liabilities

There are legal proceedings pending against certain subsidiaries of the Corporation in the ordinary course of their business. Although litigation is subject to many uncertainties and the ultimate exposure with respect to these matters cannot be ascertained, management believes, based upon discussions with legal counsel, that the Corporation has meritorious defenses, and any ultimate liability would not have a material adverse affect on the consolidated financial position or results of operations of the Corporation.

NOTE 15 DERIVATIVE AND HEDGING ACTIVITIES:

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

The Corporation uses derivative instruments primarily to hedge the variability in interest payments or protect the value of certain assets and liabilities recorded in its consolidated balance sheet from changes in interest rates. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. Because the contract or notional amount does not represent amounts exchanged by the parties, it is not a measure of loss exposure related to the use of derivatives nor of exposure to liquidity risk. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. As the Corporation generally enters into transactions only with high quality counterparties, no losses with counterparty nonperformance on derivative financial instruments has occurred. Further, the Corporation obtains collateral and uses master netting arrangements when available. To mitigate counterparty risk, interest rate swap agreements generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds a certain threshold. The threshold limits are determined from the credit ratings of each counterparty. Upgrades or downgrades to the credit ratings of either counterparty would lower or raise the threshold limits. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, currency exchange rates, or commodity prices. The market risk associated with interest rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

Interest rate swap contracts are entered into primarily as an asset/liability management strategy to reduce interest rate risk. Interest rate swap contracts are exchanges of interest payments, such as fixed rate payments for floating rate payments, based on a notional principal amount. Payments related to the Corporation's swap contracts are made either monthly, quarterly or semi-annually by one of the parties depending on the specific terms of the related contract. The primary risk associated with all swaps is the exposure to movements in interest rates and the ability of the counterparties to meet the terms of the contract. At December 31, 2001, the Corporation had $723 million of interest rate swaps outstanding. Included in this amount, $123 million in interest rate swaps were used to convert fixed rate loans into floating rate assets. The remaining swap contracts used for interest rate risk management of $600 million at December 31, 2001, were used to hedge interest rate risk of various other specific liabilities.


                                                                Estimated              Weighted Average
                                                Notional       Fair Market ----------------------------------------
                                                  Amout           Value     Receive Rate    Pay Rate     Maturity
                                                --------       ---------    ------------    --------   ----------
December 31, 2001                                                           ($ in Thousands)
------------------

Swaps-receive fixed / pay variable (1), (4)     $200,000       $(16,678)        6.85%         4.60%     117 months
Swaps-receive variable / pay fixed (1), (3)      400,000        (12,970)        2.42%         5.47%      61 months
Swaps-receive fixed / pay variable (2), (4)      123,386           (828)        4.30%         7.06%      61 months
Caps-written (1), (3)                            200,000          9,456      Strike 4.72%     2.47%      56 months


(1)  Asset / Liability management hedge
(2)  Customer / Loan-related hedge
(3)  Cash flow hedges
(4)  Fair value hedges

Interest rate floors and caps are interest rate protection instruments that involve the payment from the seller to the buyer of an interest differential. This differential represents the difference between a short-term rate (e.g. six month LIBOR) and an agreed upon rate (the strike rate) applied to a notional principal amount. By buying a cap the Corporation will be paid the differential by a counterparty, should the short-term rate rise above the strike level of the agreement. The primary risk associated with purchased floors and caps is the ability of the counterparties to meet the terms of the agreement. As of December 31, 2001, the Corporation had purchased caps for asset/liability management of $200 million.

The predominant activities affected by the statement include the Corporation's use of interest rate swaps and certain mortgage banking activities. The adoption of the statement included the following:

- Under SFAS 133, the Corporation was allowed a one-time opportunity to reclassify investment securities from held to maturity to available for sale. Thus, upon adoption, the Corporation reclassified all its held to maturity securities to available for sale securities. The amortized cost and fair value of the securities transferred were $369 million and $373 million, respectively.

- The Corporation designated its interest rate swaps existing at December 31, 2000, to qualify for hedge accounting. These swaps hedge the exposure to variability in interest payments of variable rate liabilities. These hedges represent cash flow hedges and were highly effective at adoption. On adoption, the cumulative effect, net of taxes of $843,000, was recorded as a decrease to accumulated other comprehensive income of $1.3 million.

- The Corporation's commitments to sell groups of residential mortgage loans that it originates or purchases as part of its mortgage banking operations, as well as its commitments to originate residential mortgage loans are considered derivatives under SFAS 133. The fair value of these derivatives at adoption, a $12,000 net gain, was recorded in mortgage banking income.

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

At December 31, 2001, the estimated fair value of the interest rate swaps and the cap designated as cash flow hedges was a $3.5 million unrealized loss, or $2.1 million, net of taxes of $1.4 million, carried as a component of accumulated other comprehensive income. The ineffective portion of the hedges recorded through the statements of income was immaterial. Currently, none of the existing amounts within accumulated other comprehensive income are expected to be reclassified into earnings within the next 12 months. These instruments are used to hedge the exposure to the variability in interest payments of variable rate liabilities.

At December 31, 2001, the estimated fair value of the interest rate swaps designated as fair value hedges was an unrealized loss of $17.5 million, carried as a component of other liabilities. These swaps hedge against changes in the fair value of certain loans and long term debt.

The change in fair value of the mortgage derivatives since adoption of SFAS 133 was a net gain of $4.1 million and is recorded in mortgage banking income for the year ended December 31, 2001. The $4.1 million net fair value of mortgage derivatives is composed of the net gain on commitments to sell approximately $650.5 million of loans to various investors and commitments to fund approximately $590.8 million of loans to individual borrowers.

At December 31, 2000, the Corporation had the following interest rate swaps to hedge interest rate risk. The effect on net interest income for 2000 was an increase of $311,000. The pay fixed swaps hedged money market deposits and the receive rate was based on 3 month LIBOR, while the pay variable swaps hedged certificates of deposit and the rate was based on 3 month LIBOR.

                                                                Estimated              Weighted Average
                                                Notional       Fair Market ----------------------------------------
                                                  Amout           Value     Receive Rate    Pay Rate     Maturity
                                                --------       ---------    ------------    --------   ----------
December 31, 2001                                                           ($ in Thousands)
------------------
Swaps - receive variable / pay fixed            $300,000       $(2,107)         6.79%         6.36%       18 months
Swaps - receive fixed / pay variable              10,000             7          6.35%         6.43%        3 months

NOTE 16 PARENT COMPANY ONLY FINANCIAL INFORMATION:

Presented below are condensed financial statements for the parent company:

                                 BALANCE SHEETS

                                                          2001         2000
                                                      ------------ -----------
                                ($ in Thousands)
ASSETS
Cash and due from banks                               $      614   $      516
Notes receivable from subsidiaries                       201,759       81,044
Investment in subsidiaries                             1,089,647    1,005,256
Other assets                                              59,005       53,177
                                                      -----------------------
Total assets                                          $1,351,025   $1,139,993
                                                      =======================

LIABILITY AND STOCKHOLDERS' EQUITY
Short-term borrowings                                 $       --   $  118,044
Long-term debt                                           181,882           --
Accrued expenses and other liabilities                    98,727       53,253
                                                      -----------------------
Total liabilities                                        280,609      171,297
Stockholders' equity                                   1,070,416      968,696
                                                      -----------------------
Total liabilities and stockholders' equity            $1,351,025   $1,139,993
                                                      =======================

                              STATEMENTS OF INCOME

                                             For the Years Ended December 31,
                                           ------------------------------------
                                              2001         2000        1999
                                           ------------------------------------
                                                     ($ in Thousands)
INCOME
Dividends from subsidiaries                $  90,000    $ 168,150    $  73,675
Management and service fees
  from subsidiaries                           26,482       20,617       19,355
Interest income on notes receivable            4,590        8,442        8,007
Other income                                   3,428        3,234        1,919
                                           -----------------------------------
Total income                                 124,500      200,443      102,956
                                           -----------------------------------

EXPENSE
Interest expense on borrowed funds             8,107        9,284        7,886
Provision for loan losses                       (800)       2,000         --
Personnel expense                             19,766       10,991       13,470
Other expense                                 11,379       11,565        8,948
                                            -----------------------------------
Total expense                                 38,452       33,840       30,304
                                            -----------------------------------
Income before income tax benefit
  and equity in undistributed income          86,048      166,603       72,652
Income tax benefit                               (48)      (4,670)      (1,041)
                                            ----------------------------------
Income before equity in undistributed
   net income of subsidiaries                 86,096      171,273       73,693
Equity in undistributed net income
  (loss) of subsidiaries                      93,426       (3,290)      91,250
                                            -----------------------------------
Net income                                 $ 179,522    $ 167,983    $ 164,943
                                           ===================================

                            STATEMENTS OF CASH FLOWS

                                                              For the Years Ended December 31,
                                                           --------------------------------------
                                                               2001        2000         1999
                                                           --------------------------------------
                                                                     ($ in Thousands)
OPERATING INCOME
Net income                                                 $ 179,522    $ 167,983    $ 164,943
Adjustments to reconcile net income to net cash provided
  by operating activities:
   (Increase) decrease in equity in undistributed net
     income of  subsidiaries                                 (93,426)       3,290      (91,250)
   Depreciation and other amortization                           439          476          388
   Amortization of intangibles                                   397          420          404
   Gain on sales of assets, net                                   (8)      (1,016)        (783)
   (Increase) decrease in interest receivable and other
     assets                                                   (6,763)       4,243      (12,911)
   Increase in interest payable and other liabilities         45,474       16,819        4,732
Capital (contributed to) received from subsidiaries           41,617      (24,832)      52,464
                                                           -----------------------------------
Net cash provided by operating activities                    167,252      167,383      117,987
                                                           -----------------------------------
INVESTING ACTIVITIES
Proceeds from sales of investment securities                     --         1,013          604
Net cash paid in acquisition of subsidiary                       --           --       (10,584)
Net decrease (increase) in notes receivable                 (120,474)      36,195      138,274
Purchase of premises and equipment, net of disposals            (134)        (115)        (503)
                                                           -----------------------------------
Net cash provided (used) by investing activities            (120,608)      37,093      127,791
                                                           -----------------------------------

FINANCING ACTIVITIES
Net decrease in short-term borrowings                       (118,044)     (38,856)     (60,635)
Net increase (decrease) in long-term debt                    181,882       (1,405)       1,405
Cash dividends paid                                          (80,553)     (75,719)     (73,743)
Proceeds from exercise of stock options                        4,738        3,893        3,421
Purchase and retirement of treasury stock                     (7,717)     (74,098)     (91,762)
Purchase of treasury stock                                   (26,852)     (18,629)     (24,255)
                                                           -----------------------------------
Net cash used by financing activities                        (46,546)    (204,814)    (245,569)
                                                           -----------------------------------
Net increase (decrease) in cash and cash equivalents              98         (338)         209
Cash and due from banks at beginning of year                     516          854          645
                                                           -----------------------------------
Cash and due from banks at end of year                     $     614    $     516    $     854
                                                           ===================================


NOTE 17 FAIR VALUE OF FINANCIAL INSTRUMENTS:

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Corporation disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Corporation's financial instruments.

The estimated fair values of the Corporation's financial instruments at December 31, 2001 and 2000 are as follows:

                                                       2001                        2000
                                              -------------------------------------------------------
                                                Carrying                      Carrying
                                                 Amount      Fair Value        Amount     Fair Value
                                              -------------------------------------------------------
                                                                   ($ in Thousands)
Financial assets:
  Cash and due from banks                     $   587,994    $   587,994    $   368,186   $   368,186
  Interest-bearing deposits in other
    financial institutions                          5,427          5,427          5,024         5,024
  Federal funds sold and securities
    purchased under agreements to resell           12,015         12,015         23,310        23,310
  Accrued interest receivable                      77,289         77,289         96,163        96,163
  Investment securities:
    Held to maturity                                 --             --          368,558       372,873
    Available for sale                          3,197,021      3,197,021      2,891,647     2,891,647
  Loans held for sale                             301,707        301,707         24,593        24,693
  Loans                                         9,019,864      9,277,269      8,913,379     8,949,770
Financial liabilities:
  Deposits                                      8,612,611      8,667,356      9,291,646     9,318,802
  Accrued interest payable                         36,003         36,003         60,744        60,744
  Short-term borrowings                         2,643,851      2,643,851      2,598,203     2,598,203
  Long-term debt                                1,103,395      1,124,036        122,420       123,821
  Interest rate swap and cap agreements (1)       (21,020)       (21,020)          --          (2,100)
                                              =======================================================


(1) At December 31, 2001 and 2000, the notional amount of interest rate swap and cap agreements was $923 million and $310 million, respectively. For 2001, the interest rate swap agreements are carried in the balance sheet at fair value; for 2000, the swaps are off-balance sheet. See Notes 14 and 15 for information on the fair value of lending-related off-balance sheet and derivative financial instruments.

Cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and securities purchased under agreements to resell, and accrued interest receivable - For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment securities held to maturity, investment securities available for sale, and trading account securities - The fair value of investment securities held to maturity, investment securities available for sale, and trading account securities, except certain state and municipal securities, is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. The fair value of certain state and municipal securities is not readily available through market sources other than dealer quotations, so fair value estimates are based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued. There were no trading account securities at December 31, 2001 or 2000.

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

Interest rate swap and cap agreements - The fair value of interest rate swap and cap agreements is obtained from dealer quotes. These values represent the estimated amount the Corporation would receive or pay to terminate the agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counter-parties.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the Corporation and the subsidiary banks meet all capital adequacy requirements to which they are subject.

As of December 31, 2001 and 2000, the most recent notifications from the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the subsidiary banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions' category.

The actual capital amounts and ratios of the Corporation and its significant subsidiaries are presented below. No deductions from capital were made for interest rate risk in 2001 or 2000. The increase in the total risk-based capital ratio for 2001 compared to 2000 is primarily attributable to the subordinated debt issued in 2001 which qualifies as Tier 2 supplementary capital.

                                                                                          To Be Well Capitalized
                                                                    For Capital           Under Prompt Corrective
                                                Actual             Adequacy Purposes      Action Provisions: (2)
                                      -----------------------   -----------------------  ---------------------------
                                         Amount    Ratio (1)      Amount    Ratio (1)      Amount      Ratio (1)
                                      ----------- -----------   ---------- -----------   ----------  -------------
As of December 31, 2001:                                              ($ In Thousands)
-----------------------
Associated Banc-Corp
--------------------
Total Capital                         $1,253,036     13.15%     $762,217   =>8.00%
Tier I Capital                           924,871      9.71       381,109   =>4.00%
Leverage                                 924,871      7.03       526,084   =>4.00%
Associated Bank, N.A. (3)
-------------------------
Total Capital                            737,978     10.49       562,730   =>8.00%        $703,412      =>10.00%
Tier I Capital                           645,700      9.18       281,365   =>4.00%         422,047       =>6.00%
Leverage                                 645,700      6.88       375,540   =>4.00%         469,425       =>5.00%
Associated Bank Illinois, N.A.
------------------------------
Total Capital                            177,293     13.02       108,963   =>8.00%         136,204      =>10.00%
Tier I Capital                           163,925     12.04        54,482   =>4.00%          81,722       =>6.00%
Leverage                                 163,925      6.46       101,544   =>4.00%         126,931       =>5.00%
As of December 31, 2000:
-----------------------
Associated Banc-Corp
--------------------
Total Capital                           $966,994     10.70%     $722,655   =>8.00%
Tier I Capital                           846,371      9.37       361,327   =>4.00%
Leverage                                 846,371      6.52       519,200   =>4.00%
Associated Bank Illinois, N.A.
------------------------------
Total Capital                            172,611     10.28       134,346   =>8.00%        $167,932      =>10.00%
Tier I Capital                           152,894      9.10        67,173   =>4.00%         100,759       =>6.00%
Leverage                                 152,894      5.42       112,864   =>4.00%         141,080       =>5.00%
Associated Bank Milwaukee (3)
-----------------------------
Total Capital                            194,400     10.36       150,087   =>8.00%         187,609      =>10.00%
Tier I Capital                           171,179      9.12        75,043   =>4.00%         112,565       =>6.00%
Leverage                                 171,179      5.86       116,782   =>4.00%         145,977       =>5.00%
Associated Bank Green Bay, N.A. (3)
-----------------------------------
Total Capital                            183,848     10.75       136,771   =>8.00%         170,964      =>10.00%
Tier I Capital                           159,577      9.33        68,386   =>4.00%         102,578       =>6.00%
Leverage                                 159,577      6.46        98,883   =>4.00%         123,603       =>5.00%
Associated Bank North (3)
-------------------------
Total Capital                            112,506     11.90        75,636   =>8.00%          94,545      =>10.00%
Tier I Capital                           100,491     10.63        37,818   =>4.00%          56,727       =>6.00%
Leverage                                 100,491      6.77        59,358   =>4.00%          74,197       =>5.00%


(1) Total Capital ratio is defined as Tier 1 Capital plus Tier 2 Capital divided by total risk-weighted assets. The Tier 1 Capital ratio is defined as Tier 1 capital divided by total risk-weighted assets. The leverage ratio is defined as Tier 1 capital divided by the most recent quarter's average total assets.
(2) Prompt corrective action provisions are not applicable at the bank holding company level.
(3) During 2001, the Corporation merged all of the Wisconsin bank affiliates (Associated Bank South Central, Associated Bank North, Associated Bank
     Milwaukee, Associated Bank, National Association, Associated Bank Lakeshore, National Association, and Associated Bank Green Bay, National Association) into a single national banking charter, headquartered in Green Bay, Wisconsin, under the name Associated Bank, National Association. Certain nonbank subsidiaries (Associated Leasing, Inc., Associated Banc-Corp Services, Inc. and Associated Commercial Mortgage, Inc.) also merged with and into the resultant bank, becoming operating divisions of Associated Bank, National Association.

NOTE 19 EARNINGS PER SHARE:

Presented below are the calculations for basic and diluted earnings per share:

                                              For the Years Ended December 31,
                                              --------------------------------
                                                2001       2000      1999
                                              --------   --------   --------
                                          (In thousands, except per share data)
Basic:
Net income                                    $179,522   $167,983   $164,943

Weighted average shares outstanding             65,988     68,186     69,858
Basic earnings per common share               $   2.72   $   2.46   $   2.36
                                              ==============================
Diluted:
Net income                                    $179,522   $167,983   $164,943
Weighted average shares outstanding             65,988     68,186     69,858
Effect of dilutive stock options outstanding       528        224        610
                                              ------------------------------
Diluted weighted average shares outstanding     66,516     68,410     70,468
Diluted earnings per common share             $   2.70   $   2.46   $   2.34
                                              ==============================

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

While the Corporation continues developing a process toward evaluating business lines and products across its subsidiaries through 2001, management decision making has been and is still based on financial information by legal entity. Each banking entity is empowered to make decisions that are appropriate for its customers and for the business environment of its communities.

The Corporation's reportable segment is banking. The Corporation conducts its banking segment through its bank and mortgage subsidiaries. For purposes of segment disclosure under this statement, these entities have been combined as one, given these segments have similar economic characteristics and the nature of their products, services, processes, customers, delivery channels, and regulatory environment are similar. Banking includes: a) business banking - small business and other business lending, investment management, leasing, business deposits, and a complement of services such as cash management and international banking; and b) retail banking - consumer, mortgage, and other real estate lending, credit cards, and deposits.

The "other" segment is comprised of smaller nonreportable segments, including insurance, brokerage services, asset management, consumer finance, treasury, holding company investments, as well as inter-segment eliminations and residual revenues and expenses, representing the difference between actual amounts incurred and the amounts allocated to operating segments.

The accounting  policies of the segments are the same as those described in Note
1. Selected segment information is presented below.

                                                                            Consolidated
                                  Banking        Other       Eliminations      Total
                                -----------   -----------    -------------  -----------
                                                    ($ in Thousands)
2001
Interest income                 $   920,894   $    18,863    $   (59,135)   $   880,622
Interest expense                    506,069        11,703        (59,135)       458,637
                                -------------------------------------------------------
  Net interest income               414,825         7,160             --        421,985
Provision for loan losses            27,361           849             --         28,210
Noninterest income                  226,539        86,396       (117,332)       195,603
Depreciation and amortization        46,016           965             --         46,981
Other noninterest expense           311,424        97,296       (117,332)       291,388
Income taxes                         71,428            59             --         71,487
                                -------------------------------------------------------
   Net income                   $   185,135   $    (5,613)   $        --    $   179,522
                                =======================================================
Total assets                    $13,884,532   $ 1,458,958    $(1,739,116)   $13,604,374
                                =======================================================
2000
Interest income                 $   982,509   $    21,277    $   (72,629)   $   931,157
Interest expense                    607,175        13,044        (72,629)       547,590
                                -------------------------------------------------------
   Net interest income              375,334         8,233             --        383,567
Provision for loan losses            17,216         2,990             --         20,206
Noninterest income                  215,317        96,615       (127,736)       184,196
Depreciation and amortization        36,508         1,199             --         37,707
Other noninterest expense           317,142        90,623       (127,736)       280,029
Income taxes                         61,751            87             --         61,838
                                -------------------------------------------------------
   Net income                   $   158,034   $     9,949    $        --    $   167,983
                                =======================================================
Total assets                    $13,935,545   $ 1,220,196    $(2,027,347)   $13,128,394
                                =======================================================
1999
Interest income                 $   844,357   $    15,627    $   (45,464)   $   814,520
Interest expense                    454,624         9,615        (45,464)       418,775
                                -------------------------------------------------------
   Net interest income              389,733         6,012             --        395,745
Provision for loan losses            18,616           627             --         19,243
Noninterest income                  197,526        85,371       (116,991)       165,906
Depreciation and amortization        27,687         1,380             --         29,067
Other noninterest expense           323,569        69,447       (116,991)       276,025
Income taxes                         64,900         7,473             --         72,373
                                -------------------------------------------------------
 Net income                     $   152,487   $    12,456    $        --    $   164,943
                                =======================================================
Total assets                    $13,497,011   $ 1,181,919    $(2,159,028)   $12,519,902
                                =======================================================

INDEPENDENT AUDITORS' REPORT
ASSOCIATED BANC-CORP

The Board of Directors
Associated Banc-Corp:


We have audited the accompanying consolidated balance sheets of Associated Banc-Corp and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Associated Banc-Corp and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP

KPMG   LLP
Chicago, Illinois
January 17, 2002

Market Information

                                                     Market Price Range
                                                        Sales Prices
                                               --------------------------------
                          Dividends     Book
                            Paid        Value      High        Low       Close
                         -----------  --------    ------      -----     -------
2001
    4th Quarter            $.3100      $16.38     $35.98     $31.78     $35.29
    3rd Quarter             .3100       16.39      36.91      29.83      33.89
    2nd Quarter             .3100       15.89      35.99      31.63      35.99
    1st Quarter             .2900       15.48      36.19      29.75      33.25
-------------------------------------------------------------------------------
2000
    4th Quarter            $.2900      $14.65     $30.63     $21.84     $30.38
    3rd Quarter             .2900       13.94      26.63      22.13      26.25
    2nd Quarter             .2636       13.57      27.27      21.81      21.81
    1st Quarter             .2636       13.30      30.06      20.29      27.16
-------------------------------------------------------------------------------

Annual dividend rate:  $1.24

Market information has been restated for the 10% stock dividend declared April 26, 2000, paid on June 15, 2000, to shareholders of record at the close of business on June 1, 2000.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information in the Corporation's definitive Proxy Statement, prepared for the 2002 Annual Meeting of Shareholders, which contains information concerning directors of the Corporation under the caption "Election of Directors," is incorporated herein by reference. The information in the Corporation's definitive Proxy Statement, prepared for the 2002 Annual Meeting of Shareholders, which contains information concerning directors and executive officers of the Corporation under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," is incorporated herein by reference. The information concerning "Executive Officers of the Registrant," as a separate item, appears in Part I of this document.

ITEM 11  EXECUTIVE COMPENSATION

The information in the Corporation's definitive Proxy Statement, prepared for the 2002 Annual Meeting of Shareholders, which contains information concerning this item, under the caption "Executive Compensation," is incorporated herein by reference.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information in the Corporation's definitive Proxy Statement, prepared for the 2002 Annual Meeting of Shareholders, which contains information concerning this item, under the caption "Stock Ownership," is incorporated herein by reference.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in the Corporation's definitive Proxy Statement, prepared for the 2002 Annual Meeting of Shareholders, which contains information concerning this item under the caption "Interest of Management in Certain Transactions," is incorporated herein by reference.

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

     Consolidated Balance Sheets - December 31, 2001 and 2000

     Consolidated Statements of Income - For the Years Ended December 31, 2001, 2000, and 1999

     Consolidated Statements of Changes in Stockholders' Equity - For the Years Ended December 31, 2001, 2000, and 1999

     Consolidated Statements of Cash Flows - For the Years Ended December 31, 2001, 2000, and 1999


     Notes to Consolidated Financial Statements

     Independent Auditors' Reports

(a)  3 Exhibits Required by Item 601 of Regulation S-K

                                                                      Sequential Page Number or
    Exhibit Number                 Description                        Incorporate by Reference to
----------------------- --------------------------------------- ----------------------------------------
(3)(a)                  Articles of Incorporation               Exhibit (3)(a) to Report on Form 10-K
                                                                for fiscal year ended December 31, 1999

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

*(10)(a)                The 1982 Incentive Stock Option         Exhibit (10) to Report on Form 10-K
                        Plan of the Registrant                  for fiscal year ended December 31, 1987

*(10)(b)                The Restated Long-Term Incentive        Exhibits filed with Associated's
                        Stock Plan of the Registrant            registration statement (333-46467) on
                                                                Form S-8 filed under the Securities
                                                                Act of 1933

*(10)(c)                Change of Control Plan of the           Exhibit (10)(d) to Report on Form 10-K
                        Registrant effective April 25,          for fiscal year ended December 31, 1994
                        1994

*(10)(d)                Deferred Compensation Plan and          Exhibit (10)(e) to Report on Form 10-K
                        Deferred Compensation Trust             for fiscal year ended December 31, 1994
                        effective as of December 16,
                        1993, and Deferred Compensation
                        Agreement of the Registrant
                        dated December 31, 1994

*(10)(e)                Incentive Compensation Agreement        Filed herewith
                        (form) and schedules dated as of
                        October 1, 2001

*(10)(f)                Retirement Agreement between            Filed herewith
                        Associated Banc-Corp and Harry
                        B. Conlon effective April 26,
                        2000

                                                                      Sequential Page Number or
    Exhibit Number                 Description                        Incorporate by Reference to
----------------------- --------------------------------------- ----------------------------------------
(11)                    Statement Re Computation of Per         See Note 19 in Part II Item 8
                        Share Earnings

(21)                    Subsidiaries of the Corporation         Filed herewith

(23)                    Consent of Independent Auditor          Filed herewith

(24)                    Power of Attorney                       Filed herewith

-------------------------------
* Management contracts and arrangements.

     Schedules and exhibits other than those listed are omitted for the reasons that they are not required, are not applicable or that equivalent information has been included in the financial statements, and notes thereto, or elsewhere herein.

(b)  Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              ASSOCIATED BANC-CORP



Date:   March 21, 2002                        By:/s/ ROBERT C. GALLAGHER
        --------------                        --------------------------------
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

/s/  H.B. Conlon *                           /s/  William R. Hutchinson *
     -----------------------------------     ----------------------------------
     H. B. Conlon                                 William R. Hutchinson
     Chairman of the Board                        Director

/s/  JOSEPH B. SELNER                         /s/  Robert P. Konopacky *
     -----------------------------------     ----------------------------------
     Joseph B. Selner                                   Robert P. Konopacky
     Chief Financial Officer                            Director
     Principal Financial Officer and
     Principal Accounting Officer

/s/  ROBERT C. GALLAGHER                           /s/ Dr. George R. Leach *
     -----------------------------------     ----------------------------------
     Robert C. Gallagher                               Dr. George R. Leach
     President, Chief Executive Officer,               Director
     and a Director

/s/  John C. Seramur *                             /s/  John C. Meng *
     -----------------------------------     ----------------------------------
     John C. Seramur                                    John C. Meng
     Vice Chairman                                      Director

/s/  Robert S. Gaiswinkler *                       /s/  J. Douglas Quick *
     -----------------------------------     ----------------------------------
     Robert S. Gaiswinkler                              J. Douglas Quick
     Director                                           Director

/s/  Ronald R. Harder *                            /s/  John H. Sproule *
     -----------------------------------     ----------------------------------
     Ronald R. Harder                                   John H. Sproule
     Director                                           Director

*/s/ BRIAN R. BODAGER
     --------------------
     Brian R. Bodager
     Attorney-in-Fact

Date: March 21, 2002

                                  EXHIBIT 10(E)

                        INCENTIVE COMPENSATION AGREEMENT


     This Incentive Compensation Agreement ("Agreement") is made and entered into as of this 1st day of October, 2001, by and between Associated Banc-Corp on behalf of its affiliates and subsidiaries, (collectively referred to as the "Company"), and *Participant* ("Employee").

     WHEREAS, the Board of Directors of the Company (the "Board"), desiring (i) to associate more closely the interests of certain key employees with those of the company's financial, performance, and service goals, (ii) to provide long-term incentives and rewards to those key employees of the Company and its affiliated units who are in a position to contribute to the long-term success and growth of the Company, and (iii) to assist the Company in retaining and attracting key employees with requisite experience and ability.

     NOW THEREFORE, in consideration of the mutual premises and covenants contained herein, the receipt and sufficiency of which are hereby acknowledged, it is agreed as follows:

     I. Incentive Compensation

          A.   Incentive  Compensation  Governed  by  Terms of  Agreement.  This
               Incentive Compensation shall be payable only in accordance with the terms of this Agreement. Terms defined in this Agreement, where used herein, shall have the meanings as so defined.

          B. Payment of Incentive Compensation. Incentive Compensation shall be paid, in accordance with and only upon Employee's completion of the achievement of goals as set forth in Schedule A. Compensation amount will be determined based on target award set forth in Schedule B.

               No payment shall be made until the terms and conditions of this Agreement are satisfied. Notwithstanding the foregoing, payment shall be made immediately upon a Change in Control in the Company, as defined in Section II.A.4. as subject to the following:

               1. Except as described below, in the event of the involuntary termination of Employee's employment with the Company or its affiliated units for cause (including reasons described in I.B.4. below) or the Employee voluntarily terminates for any reason (other than that as described in II.B. below), Employee's right to any earned or unearned portion of Incentive Compensation under this Agreement payable to Employee shall terminate immediately.

               2. In the event of Employee's termination of employment with the Company or its affiliated units due to Employee's death, Permanent Disability or Retirement, any Incentive Compensation, pro-rated for the length of employment during the Performance Period and earned, payable, and outstanding under Section B of this Agreement, shall remain payable, but only to the extent such Incentive Compensation was payable on the date of such Employee's termination of employment. If on the date of such termination of employment, any such Incentive Compensation is not payable, the Committee shall have the discretion to cause such compensation to become payable on the date or dates specified therein as if such termination of employment had not occurred. The Committee may exercise the discretion granted to it by the preceding sentence at the time this Agreement is executed or at any time thereafter while such Agreement remains in force.

               3. In the event of Employee's termination of employment with the Company at the request of the Company without cause, Employee's right to any unearned portion of Incentive Compensation under this Agreement payable to Employee shall terminate immediately.

                    Any Incentive Compensation earned, payable, and outstanding under Section B of this Agreement shall remain payable, pro-rated for the length of employment during the Performance Period, but only to the extent such Incentive Compensation was payable on the date of Employee's termination.

               4. Notwithstanding any other provisions of this Agreement, if Employee's employment or service is terminated by reason of a breach of Employee's employment agreement with the Company or any of its affiliated units, as determined by the Committee, or by reason of Employee's commission of a felony or a misdemeanor against the Company or any of its affiliated units (whether or not prosecuted), this Agreement shall be deemed terminated and not payable to Employee.

          C. Term of Agreement. This Agreement shall remain in effect for the duration of the Performance Period, unless terminated due to reasons discussed in Sections I.B or II.B herein.

          D. Deferral of Compensation. Incentive Compensation under this Agreement will be paid in accordance with this Agreement and shall be eligible for deferral in accordance with the terms of the Associated Banc-Corp Deferred Compensation Plan.

          E. Manner of Payment. Incentive Compensation under this Agreement will be paid in conjunction with Employee's regular paycheck first following the payout of the award, as an additional compensation item.

          F. Withholding of Taxes. Pursuant to applicable federal, state, local or foreign laws, the Company will withhold income or other taxes upon the payment of any compensation under this Agreement.

          G. No Employment or Retention Agreement Intended. This Agreement does not confer upon Employee any right to continuation of employment or retention in service in any capacity by the Company or an affiliated unit and does not constitute an employment or retention agreement of any kind.

          H. Nonsolicitation: For a period of one year following termination of Employee's employment with the Company, Employee will not, within the area defined by a 60 mile radius of Employee's primary office of the Company, directly or indirectly, whether as an agent, investor, employer, employee, consultant, representative, trustee, partner, proprietor or otherwise, do any of the following:

               (a) solicit or accept business from any person or entity who is, directly or indirectly, an Active Customer (as defined herein) of Associated Banc-Corp, or its subsidiaries or affiliates, and with whom Employee has had contact during the twelve month period prior to termination of Employee's employment with the Company (the "Reference Period");

               (b) request or advise any of the Active Customers, suppliers or other business contacts of the Company who have business relationships with the Company and with whom Employee had contact during his/her employment with the Company to withdraw, curtail or cancel any of their business relations with the Company;

               (c) induce or attempt to induce any employee or other personnel of the Company to terminate his or her relationship or breach his/her employment relationship or other contractual relationship, whether oral or written, with the Company.

     II.  Miscellaneous

          A.   Definitions.

               1. Incentive Compensation. Incentive Compensation shall mean monies earned and payable under this Agreement and in accordance with calculation and target award formulas and payment terms as contained and described within this Agreement and attached Schedules.

               2. Committee. Committee herein refers to the Administrative Committee of the Board of Directors of Associated.

               3. Permanent Disability. Permanent Disability shall mean a finding by the Committee that a participant is fully and permanently unable to be gainfully employed because of a physical or mental disability. Determination shall be made based on whether Employee has been approved for coverage and benefits under Company's Long-Term Disability Insurance.

               4. Retirement. Retirement shall mean any date on which an employee retires under the terms and conditions of the Company's Profit Sharing and Retirement Savings Plan provided, however, that the employee has attained age 55 as of such date.

               5. Change in Control. "Change In Control" shall mean a change in control of the Company which shall be deemed to have occurred only if:

                    (i) 25% or more of the outstanding voting securities of the Company changes beneficial ownership as a result of a tender offer;

                    (ii) The  Company  is merged or  consolidated  with  another corporation, and as a result of such merger or consolidation, less than 75% of the outstanding voting securities of the surviving or resulting corporation is owned in the aggregate by the shareholders of the Company who owned such securities immediately prior to such merger or consolidation, other than affiliates, within the meaning of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), of any party to such merger or consolidation;

                   (iii) The  Company  sells at least  85% of its  assets to any entity which is not a member of the control group of corporations, within the meaning of Code section 1563, of which the Company is a member, or

                    (iv) A person,  within the  meaning of  sections  3(a)(9) or
                         13(d)(3) of the Exchange Act, acquires 25% or more of the outstanding voting securities of the Company (whether directly, indirectly, beneficially or of record).

                    For purposes hereof, ownership of voting securities shall take into account and shall include ownership as determined by applying the provisions of Rule 13d-3(d)(1)(I) (relating to options) as of the Exchange Act.

               6. Active Customer. "Active Customer" shall mean any account or prospective account which, within the Reference Period, either received any products or services supplied by or on behalf of the Company or was under "Active Solicitation" by the Company and with which Employee had contact during the Reference Period.

               7. Active Solicitation. "Active Solicitation" shall mean at least two contacts, in person, by letter or facsimile or telephone, by any personnel of the Company, including Employee, during the Reference Period.

               8. Performance Period. "Performance Period" shall mean January 1, 2001 through December 31, 2003; or any subsequent three-year period beginning any January 1 thereafter.

          B. Transfers/Change in Position. A change in employment or service from the Company to an affiliated unit of the Company, or vice versa, or to a different position within the Company, will constitute termination of this Agreement. The Committee may determine that a new Agreement be executed for the new position in accordance with approved Participation Guidelines. Any such new Agreement shall be deemed a continuation of the Employee's participation and of the three-year Performance Period satisfied as of the date of the transfer or change in position.

               If an Employee's new position does not meet the approved Participation Guidelines and a new Agreement, therefore, is not entered into, the Employee shall be eligible to receive a portion of any payment due under this Agreement on a pro-rated basis according to the length of service the Employee satisfied during the Performance Period. Any such payment due will be made according to the timing and payment terms and conditions of this Agreement.

          C. Leaves. The Committee (or board of directors in case of a member of the Committee) may determine that, for purposes of the Plan, an Employee who is on leave of absence will still be considered as in the continuous employment or service of the Company.

          D. Notices. Any notice to be given to the Committee under the terms of this Agreement shall be addressed to the Company, in care of its secretary, at 1200 Hansen Road, P.O. Box 13307, Green Bay, Wisconsin 54307-3307. Any notice to be given to Employee may be addressed to him or her at his or her address as it appears in the Company's records or at such other address as either party may hereafter designate in writing to the other. Any such notice shall be deemed to have been duly given if personally delivered or if enclosed in a properly sealed envelope or wrapper addressed as aforesaid, certified and deposited, postage prepaid, in a post office or branch post office regularly maintained by the United States government.

          E. Successors. This Agreement shall be binding upon and inure to the benefit of any successor or successors of the Company.

          F. Wisconsin Contract. This Agreement has been negotiated and effected in Wisconsin and shall be construed under the laws of that state.

          G. Employment Contract. This Agreement is not an employment contract of any kind between Associated or any of its affiliates and the Employee. Employment with Associated is at the will of Associated and its employees. Associated may terminate employment without any notice at any time and for any reason not prohibited by law. Any representation to the contrary is not binding upon Associated unless signed in writing by Associated's President and the employee.

     IN WITNESS WHEREOF, the Company has caused these presents to be executed in its behalf by its chairman and chief executive officer and attested by its secretary and the Employee has executed the same as of the day and year first written, which is the date of the granting of the option evidenced hereby.

                                             ASSOCIATED BANC-CORP

                                             /s/ Robert C. Gallagher

                                             R. C. Gallagher, Chief Executive
                                             Officer and President
ATTEST:

/s/ Brian R. Bodager

Brian R. Bodager, Chief Administrative OFficer,
General Counsel, and Corporate Secretary


I have read and agree to the terms and conditions of this Incentive Compensation Agreement as provided herein.



-----------------------------------
*Participant*

                                   Schedule A

                              Calculation of Awards

1.   Calculation of Awards

     Performance Unit cash awards are determined based upon results against the targeted cumulative basic Earnings Per Share for the three-year performance period beginning January 1, 2001. The performance target and the basis for calculating awards for the specified performance period are defined below. Awards are calculated as a percentage of base salary that is in effect as of the inception of the plan. For new participants, salary will be that as of the first day of participation in the plan.

     A.   Company Performance Measure

          Performance against the target Earnings Per Share growth rate will based upon the cumulative basic EPS for each of the three years as approved by the Administrative Committee of the Board. Annual results will be reviewed by the Committee at the same time the Committee reviews the results of the annual Performance Incentive Plan. Under certain circumstances, the Committee may adjust the fully diluted EPS results of the annual Performance Incentive Plan for part or all of extraordinary gains or losses for the year. An example of such adjustments would be restructuring charges relative to mergers and acquisitions. In those instances, the same adjustments would be applied to the basic EPS results of the long-term Performance Unit Plan for that year. As in the case of the annual performance plan, the CEO will make recommendations relative to any adjustments for the Committee to consider.

                              EPS Growth Objectives
                              ---------------------

  Annual EPS     Actual 2000     2001        2002         2003      Cumulative
    Growth
                                                                    (2001-2003)
--------------------------------------------------------------------------------

  12% Growth        $2.46        $2.76       $3.09        $3.46         $9.31

   10% Goal         $2.46        $2.70       $2.97        $3.27         $8.94

   8% Growth        $2.46        $2.66       $2.87        $3.10         $8.63


B.   Peer Group Modifier

     Awards for company performance may be increased or reduced based upon performance relative to the peer group. The peer group is defined as the top 50 banks reported by Keefe, Bruyette & Woods (KBW) as of the end of the performance period, excluding the top 10 largest banks in this group and excluding any companies with a mix of business which is not principally commercial banking (currently identified as State Street Corporation, MBNA Corporation and Northern Trust Corp).

     The peer ranking will be measured on the basis of the reported diluted EPS growth during the performance period between January 1, 2001 through December 31, 2003.

                  Peer Group Modifier


- Relative peer group performance is used to modify the initial incentive award (e.g., +/-25%)


-    Initial Incentive Award Percentile Multiple Relative Performance


                                  >75th            1.25     -  EPS Growth

      Based on EPS             55th - 75th         1.10
         Growth

                               45th - 55th         1.00

                               25th - 45th         0.90

                               Less than 25th      0.75



           Maximum Award: 150% target (at 12% EPS growth) X 1.25 = 188%

           Target Award: 100% target (at 10% EPS growth ) X 1.00 = 100% Threshold Award: 50% target (at 8% EPS growth) X 0.75 = 38%

2.   New Participants

     The Chief Executive Officer may approve new participants as eligible for Performance Units. Participants who become eligible during a three-year period will have awards pro-rated based upon the number of months they participated during the current Performance Period.

3.   Payment of Awards

     Performance Unit cash awards shall be calculated and paid during the Second Quarter of the year following the end of the Performance Period, following evaluation of peer comparison results and approval of the Administrative Committee of the Board. Applicable state, local and federal taxes will be withheld from payments as required by law.

                                   Schedule B

                              Approved Participants

I.   Performance Period

January 1, 2001 through December 31, 2003

                                            Target Award as a
                       Target Award as a    Percent of Salary
                       Percent of Salary       (at end of
Participant               (Per Year)        Performance Period)    Base Salary
-------------------------------------------------------------------------------

Robert Gallagher            33.33%               99.99%              $560,000
Gordon Weber                33.33%               99.99%              $300,000
Mark McMullen               33.33%               99.99%              $260,000
Donald Peters               33.33%               99.99%              $270,000

                                  EXHIBIT 10(F)

                              RETIREMENT AGREEMENT

     THIS RETIREMENT AGREEMENT is entered into this 26th day of April, 2000, by and between HARRY B. CONLON ("Conlon") and ASSOCIATED BANC-CORP, a Wisconsin corporation ("Associated").

     WHEREAS, Conlon wishes to retire from his position as Chief Executive Officer of Associated and from his employment by Associated; and

     WHEREAS, in connection with such retirement, Associated and Conlon mutually agree that the position of Chief Executive Officer be transferred from Conlon to a successor effective as of April 1, 2000, and that Conlon's employment by Associated shall be terminated effective as of June 30, 2000 (the "Termination Date"); and

     WHEREAS, in order to achieve a more orderly and efficient transition to a new CEO with a new management team, Associated wishes to retain Conlon after the Termination Date to render consulting and advisory services to Associated, and Conlon wishes to make himself available to provide such services, all on the terms and conditions set forth in this Agreement; and

     WHEREAS, Associated and Conlon wish to set forth certain mutual understandings with respect to the details of Conlon's retirement from Associated, his service on the Board of Directors, and his consulting relationship with Associated.

     NOW, THEREFORE, in consideration of the provisions of this Agreement, Conlon and Associated do mutually agree as follows:

     1.   Transfer of CEO Position, Termination of Employment.

     Effective as of April 1, 2000, Conlon ceased to be Associated's Chief Executive Officer and such position was transferred to a successor. Thereafter, Conlon shall remain an employee of Associated through the Termination Date, as of which such date Conlon's employment relationship with Associated shall end.

     2.   Consulting Services.

     (a) Conlon shall provide limited consulting and advisory services exclusively to Associated from the Termination Date through December 31, 2001. During the term of this Agreement, Conlon shall devote substantial efforts to his position as an independent consultant and advisor and shall perform corporate development services and such other tasks as may be reasonably assigned to Conlon by the Board or Associated's Chief Executive Officer, subject to the mutual agreement of the parties. Conlon agrees that Associated is willing to engage Conlon on the basis that he will provide these limited consulting and advisory services exclusively to Associated through December 31, 2001. Conlon agrees that he will not provide such consulting or advisory services to any other banking organization during this exclusive consulting period with Associated.

     (b) As compensation for the foregoing consulting and advisory services, Conlon shall be entitled to the compensation described in Paragraph 3 below, and shall be entitled to no other compensation.

     (c) In addition, Associated shall reimburse Conlon for all reasonable expenses incurred by Conlon in the performance of his obligations under this Paragraph 2; provided, however, that sufficient documentation has been provided to Associated.

     (d) In performing the services specified in this Paragraph 2, Conlon shall be acting as an independent contractor and shall not be an employee of Associated. Nothing contained in this Agreement shall be construed to create a partnership or joint venture between Associated and Conlon, nor to authorize either Associated or Conlon to act as a general or special agent of the other party in any respect except as specifically set forth in this Agreement.

     3.   Payments and Benefits.

     (a) Except as otherwise expressly provided herein, Conlon shall receive his regular salary and benefits through the Termination Date.

     (b) Conlon has served as Associated's Chief Executive Officer for 25 years and has served as the chairman of the Board for 12 years. During that time, Associated has grown from approximately $300 million in assets to $12.3 billion as of September 30, 1999; Associated also has had one of the lowest loan charge-offs percentages in the industry. During the period from 1989 to 1998, Associated's shareholders received a total return of approximately 600%. Associated is now the third largest bank holding company in Wisconsin and has a significant presence in Illinois and the Twin Cities.

     Associated recognizes the substantial growth of Associated during Conlon's tenure. Accordingly, in consideration of the substantial expertise and experience that Conlon would bring to a competitor if he were free to do so, Conlon shall be entitled to additional compensation in the following amounts:

          - In consideration of the covenant not to compete (pursuant to Paragraph 6 below), the benefits described in Paragraphs 3(c) through (i) below and the sum of $250,000 for the period from the Termination Date through December 31, 2000, $350,000 for calendar year 2001, and $200,000 for calendar year 2002; and

          - Associated has determined that it is in its best interests to have an orderly and efficient transition to a new CEO with a new management team and that Conlon, with his substantial expertise and experience, can be instrumental in helping Associated achieve such a smooth transition.
     Accordingly, in consideration of the director and consulting services described herein, Conlon shall be entitled to additional compensation in the following amounts:

          - In consideration of the consulting services (pursuant to Paragraph 2 above), the sum of $50,000 for the period from the Termination Date through December 31, 2000, and $50,000 for calendar year 2001.

     (c) With respect to each of the employee benefit plans listed below, Conlon shall be entitled to the following benefits.

          (i) The normal contribution for the Plan Year 2000 under the Associated Banc-Corp Profit Sharing and Retirement Savings Plan (the "Profit Sharing Plan"), effective January 1, 1989, as amended, calculated on the basis of Conlon's annual compensation through the Termination Date; provided, that if Conlon constitutes an "Inactive Participant" as defined in Article 1 of the Profit Sharing Plan, he shall receive this benefit in cash.

          (ii) The normal contribution for the Plan Year 2000 under the Associated Banc-Corp Retirement Account Plan (the "Retirement Plan"), restated effective January 1, 1989, as amended, calculated on the basis of Conlon's annual compensation through the Termination Date.

     (d) With respect to Associated's annual bonus plan, Associated shall calculate the bonus to which Conlon would have been entitled if he had been employed by Associated through December 31, 2000 at his normal salary. Associated shall pay to Conlon in cash one-half (1/2) of such amount at the time the bonus is paid to other similarly-situated employees whose employment continues through December 31, 2000.

     (e) In addition to the foregoing, Associated shall pay the premiums for Conlon's Northwestern Mutual Life Insurance Policy (Policy No. 10670456) for calendar year 2000.

     (f) At all times during the term of this Agreement after the Termination Date, so long as other similarly-situated retirees receive health and dental benefits, Conlon shall be entitled to participate in Associated's medical and dental insurance plan on the same basis as other retirees. If, at any time, such plan is discontinued for any reason, Associated shall continue to provide Conlon with comparable benefits for his remaining lifetime. Conlon will pay all necessary premiums for the benefits under this Paragraph 3(f).

     (g) Associated shall pay the foregoing amounts and shall provide the foregoing benefits in accordance with Associated's normal payroll and employee benefits policies, except that each of the amounts payable under Paragraphs 3(c) and 3(d), above, shall be paid to Conlon as soon as reasonably practicable after such amounts have been determined. Notwithstanding the foregoing, however:

          (i) Associated shall pay to Conlon in a lump sum on the first business day of January 2001 the $400,000 payment owing hereunder for calendar year 2001; and

          (ii) Associated shall pay to Conlon in a lump sum on the first business day of January 2002 the $200,000 payment owing hereunder for calendar year 2002.

All amounts paid to Conlon hereunder shall be made by check or wire transfer to Conlon's account or accounts, which he shall designate in writing to Associated.

     (h) In recognition of the services that Conlon has provided and will continue to provide to Associated, if Conlon dies prior to receiving any or all of the amounts listed under this Paragraph 3, Associated shall pay to Conlon's estate any amounts that are or become payable to Conlon pursuant to this Paragraph 3, at the time such amounts would otherwise have been paid to Conlon.

     (i) Nothing in this Agreement shall forfeit or otherwise affect Conlon's right to vested benefits in the Profit Sharing Plan and the Retirement Plan, which such benefits shall be paid to Conlon (or his legal representatives or heirs) according to such plans or policies.

     4. Director Compensation. For the period from the Termination Date through December 31, 2002, Conlon shall receive no additional compensation for serving as chairman or member of the Board other than the compensation described in Paragraph 3 above. For any period after December 31, 2002 during which Conlon serves as chairman or a member of the Board, Associated shall pay to Conlon the director fees normally received by one of Associated's directors serving in a similar capacity. At all times after the date of this Agreement, Conlon shall be entitled to expense reimbursement to the same extent as Associated's other directors serving in a similar capacity.

     5.   Stock Options.

     (a) Effective as of the date of this Agreement, the Administrative Committee of Associated's Board of Directors has agreed and hereby acknowledges that (i) to the extent not already vested, all stock options issued under the Associated Banc-Corp Restated Long-Term Incentive Stock Plan and the Associated Banc-Corp 1999 Nonqualified Stock Option Plan shall continue to vest as if Conlon's retirement had not occurred and (ii) all such options shall remain exercisable after the Termination Date as if Conlon had not retired. If not exercised timely, incentive stock options will become nonqualified options, pursuant to federal tax law.

     (b) Effective as of the date Conlon exercises his final options granted in 1993, the Administrative Committee of Associated's Board of Directors agrees to grant to Conlon during 2000, under the Associated Banc-Corp Long-Term Incentive Stock Plan, additional nonqualified stock options to purchase 31,250 shares of Associated stock. These options will vest one year after their grant date, and shall remain exercisable for a three-year term. The strike price will equal the stock price on the date Conlon exercises the last of the stock options granted to him in 1993.

     6.   Covenant Not to Compete.

     (a) Associated shall be irreparably harmed and may suffer severe financial loss if Conlon is employed by or provides services to a competitor of Associated. Conlon, by signing this Agreement, acknowledges that he understands that the restrictive covenant described in this Paragraph 6 will limit his future business and employment activities; that, in light of the consideration to be received by him under this Agreement, such limitations are reasonable and are not now, nor does he expect them to be in the future, unreasonably harsh or onerous; that such limitations are reasonably necessary to protect the interests of Associated; and that the prohibited territory described below encompasses the primary territory in which his activities would have an adverse effect on Associated.

     (b) At all times prior to the earlier of (i) January 1, 2003, or (ii) one year after Conlon leaves the Associated Board of Directors, Conlon shall not, in the following counties, engage in competitive activities on behalf of a competitive business, without first obtaining written permission from the Board or Associated's Chief Executive Officer:

          (i) The Wisconsin counties of Ashland, Bayfield, Brown, Buffalo, Clark, Columbia, Dane, Dodge, Door, Eau Claire, Fond du Lac, Forest, Iron, Jackson, Jefferson, Kenosha, La Crosse, Langlade, Lincoln, Manitowoc, Marathon, Marinette, Milwaukee, Oconto, Oneida, Outagamie, Ozaukee, Pepin, Portage, Price, Racine, Rock, Sauk, Sawyer, Shawano, Sheboygan, Taylor, Trempealeau, Vilas, Walworth, Washington, Waukesha, Waupaca, Winnebago, and Wood;

          (ii) The Illinois counties of Adams, Bond, Cook, Dekalb, Fulton, Hancock, Kane, Kendall, Knox, Macon, Madison, Marshall, Mason, Mercer,

     Monroe,  Ogle,  Peoria,  Pike,  Schuyler,  St.  Clair,  Tazewell,   Warren,
     Winnebago and Woodford; and

         (iii) The Minnesota counties of Hennepin, Rice and St. Louis.

     "Engage in competitive activities" shall mean rendering services as a director, a chief executive officer (or in a similar executive capacity) or as a consultant (other than to businesses owned by immediate family members) with any commercial banking organization, where such services would be similar to the services provided by Conlon during his employment by Associated. A "competitive business" shall mean any person or entity engaged in banking, which such person or entity competes with the services or products provided by Associated.

     (c) If Conlon violates any of his material obligations under this Paragraph 6, Associated shall be entitled to injunctive relief in addition to any other monetary remedies available to it.

     7. Taxes. All payments and benefits provided for under this Agreement shall be subject to all applicable legal requirements with respect to the withholding and payment of taxes.

     8. Indemnification. Associated shall indemnify and save Conlon harmless as provided in the By-Laws of Associated and as provided by the Wisconsin Business Corporation Law. Conlon shall cooperate as reasonably requested by Associated's counsel in the defense of any legal actions brought against Associated with respect to matters occurring during Conlon's employment with Associated.

     9. Confidentiality of Agreement. The circumstances leading to and the contents and terms of this Agreement are confidential. Conlon and his attorneys and Associated and its attorneys agree and promise that none of the contents of this Agreement shall be published, displayed, discussed, disclosed, revealed, or characterized (directly or indirectly, including by innuendo or other means) in any way to anyone under any circumstances, other than those required by law; provided, however, that it is understood that Associated may communicate various provisions of this Agreement within its organization as needed for the implementation of the Agreement and to its attorneys, financial advisors and accountants, and that Conlon may divulge the contents of this Agreement to his spouse, attorneys, financial advisors, and income tax preparers. Notwithstanding the foregoing, Associated shall be entitled to disclose the contents and the terms of this Agreement in, and attach the Agreement as an exhibit to, any filing or disclosure document required to be made or filed by Associated pursuant to all applicable securities and banking laws and regulations or the disclosure obligations of any exchange or trading market.

     10. Notices. All notices, demands, or other communciations which may or are required to be given hereunder by either party to the other shall be made by personal delivery in writing or by mail, registered or certified, postage prepaid with return receipt requested, addressed to:

                  If to Associated:

                  Chief Executive Officer
                  Associated Banc-Corp
                  1200 Hansen Road
                  Green Bay, Wisconsin 54304

                  If to Conlon:

                  Mr. Harry B. Conlon
                  1116 Fox River Drive
                  De Pere, Wisconsin 54115

Or to such other address as Conlon may designate by written notice to Associated. All notices, demands and other communications hereunder shall be deemed to have been given when personally delivered or two days after deposit in the United States mail.

     11. Waiver. The waiver of either party of a breach of a provision of this Agreement by the other shall not operate to be construed as a waiver of any subsequent breach by such other party.

     12. Severability. The provisions of this Agreement shall be deemed severable and the invalidity or unenforceability of any provision shall not affect the validity or enforceability of the other provisions hereof.

     13. Applicable Law. This Agreement is drawn to be effective in and shall be construed in accordance with the laws of the State of Wisconsin.

     14. Corporate Authority. The officer executing this Retirement Agreement on behalf of Associated represents that he has full authority to do so and to bind Associated, its parents, subsidiaries, predecessors, successors, and assigns.

     15. Successors; Assignments.

     (a) This Agreement shall inure to the benefit of and be binding upon Conlon, his legal representatives, heirs, and distributees. No rights of Conlon hereunder shall be assignable by Conlon, except that Conlon's rights hereunder may be assigned by will or through the laws of intestacy.

     (b) This Agreement shall inure to the benefit of and shall be binding upon Associated, its successors and assigns. Associated may assign this Agreement to an Affiliate in connection with a sale, merger, consolidation, reorganization, or other similar transaction if, as a condition of such sale, merger, consolidation, reorganization, or other similar transaction, Associated requires such Affiliate to expressly assume the duties and obligations hereunder and to expressly agree to perform this Agreement to the same extent as Associated would be required if no assignment had taken place. An "Affiliate" shall mean any entity (a) which owns a controlling interest in Associated, (b) in which Associated owns a controlling interest, or (c) which is under common control with Associated. Otherwise, this Agreement may not be assigned by Associated without the express written consent of Conlon (or his legal representatives).

     16. Entire Agreement. This Agreement supersedes any other agreements, oral or written, between the parties with respect to the subject matter hereof, and contains all of the agreements and understandings between the parties with respect to such subject matter. Any amendment, waiver, or modification of any term of this Agreement shall be effective only if it is signed in writing by both parties.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first written above.

                                               CONLON:

                                                /s/ Harry B. Conlon

                                               Harry B. Conlon

                                               ASSOCIATED:

                                               Associated Banc-Corp

                                               BY: /s/Robert C. Gallagher
                                                  ------------------------------
                                                  Chief Executive Officer

                     Attachment to the Retirement Agreement
                   between Associated Banc-Corp ("Associated")
                         and Harry B. Conlon ("Conlon")

     This attachment addresses the exercise period for all stock options issued to Conlon after January 1, 1994.

     1. Conlon has nonqualified stock options to purchase 1,577 shares of Associated stock, granted on April 25, 1994. These options will expire on April 25, 2004.

     2. Conlon has incentive stock options to purchase 2,500 shares of Associated stock, granted on January 25, 1995. These options will expire on January 25, 2005.

     3. Conlon has nonqualified stock options to purchase 13,578.75 shares of Associated stock, granted on January 25, 1995. These options will expire on January 25, 2005.

     4. Conlon has incentive stock options to purchase 4,066.5 shares of Associated stock, granted on January 24, 1996. These options will expire on January 24, 2006.

     5. Conlon has nonqualified stock options to purchase 14,683.5 shares of Associated stock, granted on January 24, 1996. These options will expire on January 24, 2006.

     6. Conlon has incentive stock options to purchase 3,549 shares of Associated stock, granted on January 29, 1997. These options will expire on January 29, 2007.

     7. Conlon has nonqualified stock options to purchase 15,201 shares of Associated stock, granted on January 29, 1997. These options will expire on January 29, 2007.

     8. Conlon has incentive stock options to purchase 2,481.25 shares of Associated stock, granted on January 28, 1998. These options will expire on January 28, 2008.

     9. Conlon has nonqualified stock options to purchase 47,518.75 shares of Associated stock, granted on January 28, 1998. These options will expire on January 28, 2008.

     10. Conlon has incentive stock options to purchase 3,299 shares of Associated stock, granted on January 27, 1999. These options will expire on January 27, 2009.

     11. Conlon has nonqualified stock options to purchase 61,701 shares of Associated stock, granted on January 27, 1999. These options will expire on January 27, 2009.

     12. Conlon has nonqualified stock options to purchase 3,767 shares of Associated stock, granted on July 28, 1999. These options will expire on July 28, 2009.

     13. Conlon will be granted nonqualified stock options to purchase 31,250 shares of Associated stock on the date he exercises the last of his remaining 1993 nonqualified stock options.

                                   EXHIBIT 21
                         Subsidiaries of the Corporation

The following bank subsidiaries are national banks and are organized under the laws of the United States:

         Associated Bank, National Association
         Associated Bank Illinois, National Association
         Associated Card Services Bank, National Association
         Associated Trust Company, National Association

The following bank subsidiaries are state banks and are organized under the laws of the State of Illinois:

         Associated Bank Chicago

The following bank subsidiaries are state banks and are organized under the laws of the State of Minnesota:

         Associated Bank Minnesota

The following non-bank subsidiaries are organized under the laws of the State of
Wisconsin:

Associated Commercial Finance, Inc.          Associated Mortgage, Inc.
Associated Investment Management Group, Inc. Appraisal Services, Inc.
Associated Investment Services, Inc.       Associated Investment Management, LLC
Associated Green Bay Real Estate Corp.       Wisconsin Finance Corporation
Associated Illinois Real Estate Corp.        Associated Neenah Real Estate Corp.

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

         Banc Life Insurance Corporation

The following  non-bank  subsidiary is organized  under the laws of the State of
California:

         Mortgage Finance Corporation

The following non-bank subsidiaries are organized under the laws of the State of
Nevada:

ASBC Investment Corp.                         ASBC Investment Corp-Illinois
Associated Green Bay Investment Corp.
Associated Illinois Investment Corp.          Associated Neenah Investment Corp.

                                   EXHIBIT 23

                    Consent of Independent Public Accountants
                    -----------------------------------------


The Board of Directors
Associated Banc-Corp:

                     Re: Registration Statement on Form S-8

                   -   #2-77435                 -   #33-63545
                   -   #2-99096                 -   #33-67436
                   -   #33-16952                -   #33-86790
                   -   #33-24822                -   #333-46467
                   -   #33-35560                -   #333-74307
                   -   #33-54658

                     Re: Registration Statement on Form S-3

                   -   #2-98922                 -   #33-63557
                   -   #33-28081                -   #33-67434
                   -   #333-59482

We consent to incorporation by reference in the Registration Statements on Form S-8 and S-3 of Associated Banc-Corp of our report dated January 17, 2002, relating to the consolidated balance sheets of Associated Banc-Corp and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001, which report appears in the December 31, 2001 annual report on Form 10-K of Associated Banc-Corp.

/s/  KPMG LLP

Chicago, Illinois
March 21, 2002

                                   EXHIBIT 24

                          DIRECTOR'S POWER OF ATTORNEY
                          ----------------------------

     KNOW ALL MEN BY THESE PRESENTS, that the undersigned director of Associated Banc-Corp, a Wisconsin corporation (the "Corporation"), which is planning to file with the Securities and Exchange Commission (the "SEC"), Washington, D.C., under the provisions of the Securities Act of 1934 (the "Act"), a Form 10-K, the form which must be used for annual reports pursuant to Section 13 or 15(d) of the Act, and Proxy Statement in accordance with Regulation 14A and Schedule 14A under the Act and Regulation S-K and Rule 14a-3(b) under the Act, for the reporting period ending December 31, 2001, hereby constitutes and appoints Brian
R. Bodager his true and lawful attorney-in-fact and agent.

     Said attorney-in-fact and agent shall have full power to act for him and in his name, place, and stead in any and all capacities, to sign such Form 10-K and Proxy Statement and any and all amendments thereto (including post-effective amendments), with power where appropriate to affix the corporate seal of the Corporation thereto and to attest such seal, and to file such Form 10-K and Proxy Statement and each amendment (including post-effective amendments) so signed, with all exhibits thereto, and any and all documents in connection therewith, with the SEC, and to appear before the SEC in connection with any matter relating to such Form 10-K and Proxy Statement and to any and all amendments thereto (including post-effective amendments).

     The undersigned hereby grants such attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done as he might or could do in person, and hereby ratifies and confirms all that such attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 23rd day of January, 2002.




                                         /s/ Harry B. Conlon
                                         -------------------------------------
                                             Harry B. Conlon
                                             Director

                          DIRECTOR'S POWER OF ATTORNEY
                          ----------------------------

     KNOW ALL MEN BY THESE PRESENTS, that the undersigned director of Associated Banc-Corp, a Wisconsin corporation (the "Corporation"), which is planning to file with the Securities and Exchange Commission (the "SEC"), Washington, D.C., under the provisions of the Securities Act of 1934 (the "Act"), a Form 10-K, the form which must be used for annual reports pursuant to Section 13 or 15(d) of the Act, and Proxy Statement in accordance with Regulation 14A and Schedule 14A under the Act and Regulation S-K and Rule 14a-3(b) under the Act, for the reporting period ending December 31, 2001, hereby constitutes and appoints Brian
R. Bodager his true and lawful attorney-in-fact and agent.

     Said attorney-in-fact and agent shall have full power to act for him and in his name, place, and stead in any and all capacities, to sign such Form 10-K and Proxy Statement and any and all amendments thereto (including post-effective amendments), with power where appropriate to affix the corporate seal of the Corporation thereto and to attest such seal, and to file such Form 10-K and Proxy Statement and each amendment (including post-effective amendments) so signed, with all exhibits thereto, and any and all documents in connection therewith, with the SEC, and to appear before the SEC in connection with any matter relating to such Form 10-K and Proxy Statement and to any and all amendments thereto (including post-effective amendments).

     The undersigned hereby grants such attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done as he might or could do in person, and hereby ratifies and confirms all that such attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 23rd day of January, 2002.




                                         /s/ Robert S. Gaiswinkler
                                         -------------------------------------
                                             Robert S. Gaiswinkler
                                             Director

                          DIRECTOR'S POWER OF ATTORNEY
                          ----------------------------

     KNOW ALL MEN BY THESE PRESENTS, that the undersigned director of Associated Banc-Corp, a Wisconsin corporation (the "Corporation"), which is planning to file with the Securities and Exchange Commission (the "SEC"), Washington, D.C., under the provisions of the Securities Act of 1934 (the "Act"), a Form 10-K, the form which must be used for annual reports pursuant to Section 13 or 15(d) of the Act, and Proxy Statement in accordance with Regulation 14A and Schedule 14A under the Act and Regulation S-K and Rule 14a-3(b) under the Act, for the reporting period ending December 31, 2001, hereby constitutes and appoints Brian
R. Bodager his true and lawful attorney-in-fact and agent.

     Said attorney-in-fact and agent shall have full power to act for him and in his name, place, and stead in any and all capacities, to sign such Form 10-K and Proxy Statement and any and all amendments thereto (including post-effective amendments), with power where appropriate to affix the corporate seal of the Corporation thereto and to attest such seal, and to file such Form 10-K and Proxy Statement and each amendment (including post-effective amendments) so signed, with all exhibits thereto, and any and all documents in connection therewith, with the SEC, and to appear before the SEC in connection with any matter relating to such Form 10-K and Proxy Statement and to any and all amendments thereto (including post-effective amendments).

     The undersigned hereby grants such attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done as he might or could do in person, and hereby ratifies and confirms all that such attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 23rd day of January, 2002.



                                         /s/ Ronald R. Harder
                                         --------------------------------------
                                             Ronald R. Harder
                                             Director

                          DIRECTOR'S POWER OF ATTORNEY
                          ----------------------------

     KNOW ALL MEN BY THESE PRESENTS, that the undersigned director of Associated Banc-Corp, a Wisconsin corporation (the "Corporation"), which is planning to file with the Securities and Exchange Commission (the "SEC"), Washington, D.C., under the provisions of the Securities Act of 1934 (the "Act"), a Form 10-K, the form which must be used for annual reports pursuant to Section 13 or 15(d) of the Act, and Proxy Statement in accordance with Regulation 14A and Schedule 14A under the Act and Regulation S-K and Rule 14a-3(b) under the Act, for the reporting period ending December 31, 2001, hereby constitutes and appoints Brian
R. Bodager his true and lawful attorney-in-fact and agent.

     Said attorney-in-fact and agent shall have full power to act for him and in his name, place, and stead in any and all capacities, to sign such Form 10-K and Proxy Statement and any and all amendments thereto (including post-effective amendments), with power where appropriate to affix the corporate seal of the Corporation thereto and to attest such seal, and to file such Form 10-K and Proxy Statement and each amendment (including post-effective amendments) so signed, with all exhibits thereto, and any and all documents in connection therewith, with the SEC, and to appear before the SEC in connection with any matter relating to such Form 10-K and Proxy Statement and to any and all amendments thereto (including post-effective amendments).

     The undersigned hereby grants such attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done as he might or could do in person, and hereby ratifies and confirms all that such attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 23rd day of January, 2002.



                                         /s/ William R. Hutchinson
                                         --------------------------------------
                                             William R. Hutchinson
                                             Director

                          DIRECTOR'S POWER OF ATTORNEY
                          ----------------------------

     KNOW ALL MEN BY THESE PRESENTS, that the undersigned director of Associated Banc-Corp, a Wisconsin corporation (the "Corporation"), which is planning to file with the Securities and Exchange Commission (the "SEC"), Washington, D.C., under the provisions of the Securities Act of 1934 (the "Act"), a Form 10-K, the form which must be used for annual reports pursuant to Section 13 or 15(d) of the Act, and Proxy Statement in accordance with Regulation 14A and Schedule 14A under the Act and Regulation S-K and Rule 14a-3(b) under the Act, for the reporting period ending December 31, 2001, hereby constitutes and appoints Brian
R. Bodager his true and lawful attorney-in-fact and agent.

     Said attorney-in-fact and agent shall have full power to act for him and in his name, place, and stead in any and all capacities, to sign such Form 10-K and Proxy Statement and any and all amendments thereto (including post-effective amendments), with power where appropriate to affix the corporate seal of the Corporation thereto and to attest such seal, and to file such Form 10-K and Proxy Statement and each amendment (including post-effective amendments) so signed, with all exhibits thereto, and any and all documents in connection therewith, with the SEC, and to appear before the SEC in connection with any matter relating to such Form 10-K and Proxy Statement and to any and all amendments thereto (including post-effective amendments).

     The undersigned hereby grants such attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done as he might or could do in person, and hereby ratifies and confirms all that such attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 23rd day of January, 2002.



                                         /s/ Robert P. Konopacky
                                         --------------------------------------
                                             Robert P. Konopacky
                                             Director

                          DIRECTOR'S POWER OF ATTORNEY
                          ----------------------------

     KNOW ALL MEN BY THESE PRESENTS, that the undersigned director of Associated Banc-Corp, a Wisconsin corporation (the "Corporation"), which is planning to file with the Securities and Exchange Commission (the "SEC"), Washington, D.C., under the provisions of the Securities Act of 1934 (the "Act"), a Form 10-K, the form which must be used for annual reports pursuant to Section 13 or 15(d) of the Act, and Proxy Statement in accordance with Regulation 14A and Schedule 14A under the Act and Regulation S-K and Rule 14a-3(b) under the Act, for the reporting period ending December 31, 2001, hereby constitutes and appoints Brian
R. Bodager his true and lawful attorney-in-fact and agent.

     Said attorney-in-fact and agent shall have full power to act for him and in his name, place, and stead in any and all capacities, to sign such Form 10-K and Proxy Statement and any and all amendments thereto (including post-effective amendments), with power where appropriate to affix the corporate seal of the Corporation thereto and to attest such seal, and to file such Form 10-K and Proxy Statement and each amendment (including post-effective amendments) so signed, with all exhibits thereto, and any and all documents in connection therewith, with the SEC, and to appear before the SEC in connection with any matter relating to such Form 10-K and Proxy Statement and to any and all amendments thereto (including post-effective amendments).

     The undersigned hereby grants such attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done as he might or could do in person, and hereby ratifies and confirms all that such attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 23rd day of January, 2002.



                                         /s/ George R. Leach
                                         --------------------------------------
                                             George R. Leach
                                             Director

                          DIRECTOR'S POWER OF ATTORNEY
                          ----------------------------

     KNOW ALL MEN BY THESE PRESENTS, that the undersigned director of Associated Banc-Corp, a Wisconsin corporation (the "Corporation"), which is planning to file with the Securities and Exchange Commission (the "SEC"), Washington, D.C., under the provisions of the Securities Act of 1934 (the "Act"), a Form 10-K, the form which must be used for annual reports pursuant to Section 13 or 15(d) of the Act, and Proxy Statement in accordance with Regulation 14A and Schedule 14A under the Act and Regulation S-K and Rule 14a-3(b) under the Act, for the reporting period ending December 31, 2001, hereby constitutes and appoints Brian
R. Bodager his true and lawful attorney-in-fact and agent.

     Said attorney-in-fact and agent shall have full power to act for him and in his name, place, and stead in any and all capacities, to sign such Form 10-K and Proxy Statement and any and all amendments thereto (including post-effective amendments), with power where appropriate to affix the corporate seal of the Corporation thereto and to attest such seal, and to file such Form 10-K and Proxy Statement and each amendment (including post-effective amendments) so signed, with all exhibits thereto, and any and all documents in connection therewith, with the SEC, and to appear before the SEC in connection with any matter relating to such Form 10-K and Proxy Statement and to any and all amendments thereto (including post-effective amendments).

     The undersigned hereby grants such attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done as he might or could do in person, and hereby ratifies and confirms all that such attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 23rd day of January, 2002.



                                         /s/ John C. Meng
                                         --------------------------------------
                                             John C. Meng
                                             Director

                          DIRECTOR'S POWER OF ATTORNEY
                          ----------------------------

     KNOW ALL MEN BY THESE PRESENTS, that the undersigned director of Associated Banc-Corp, a Wisconsin corporation (the "Corporation"), which is planning to file with the Securities and Exchange Commission (the "SEC"), Washington, D.C., under the provisions of the Securities Act of 1934 (the "Act"), a Form 10-K, the form which must be used for annual reports pursuant to Section 13 or 15(d) of the Act, and Proxy Statement in accordance with Regulation 14A and Schedule 14A under the Act and Regulation S-K and Rule 14a-3(b) under the Act, for the reporting period ending December 31, 2001, hereby constitutes and appoints Brian
R. Bodager his true and lawful attorney-in-fact and agent.

     Said attorney-in-fact and agent shall have full power to act for him and in his name, place, and stead in any and all capacities, to sign such Form 10-K and Proxy Statement and any and all amendments thereto (including post-effective amendments), with power where appropriate to affix the corporate seal of the Corporation thereto and to attest such seal, and to file such Form 10-K and Proxy Statement and each amendment (including post-effective amendments) so signed, with all exhibits thereto, and any and all documents in connection therewith, with the SEC, and to appear before the SEC in connection with any matter relating to such Form 10-K and Proxy Statement and to any and all amendments thereto (including post-effective amendments).

     The undersigned hereby grants such attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done as he might or could do in person, and hereby ratifies and confirms all that such attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 23rd day of January, 2002.



                                         /s/ J. Douglas Quick
                                         --------------------------------------
                                             J. Douglas Quick
                                             Director

                          DIRECTOR'S POWER OF ATTORNEY
                          ----------------------------

     KNOW ALL MEN BY THESE PRESENTS, that the undersigned director of Associated Banc-Corp, a Wisconsin corporation (the "Corporation"), which is planning to file with the Securities and Exchange Commission (the "SEC"), Washington, D.C., under the provisions of the Securities Act of 1934 (the "Act"), a Form 10-K, the form which must be used for annual reports pursuant to Section 13 or 15(d) of the Act, and Proxy Statement in accordance with Regulation 14A and Schedule 14A under the Act and Regulation S-K and Rule 14a-3(b) under the Act, for the reporting period ending December 31, 2001, hereby constitutes and appoints Brian
R. Bodager his true and lawful attorney-in-fact and agent.

     Said attorney-in-fact and agent shall have full power to act for him and in his name, place, and stead in any and all capacities, to sign such Form 10-K and Proxy Statement and any and all amendments thereto (including post-effective amendments), with power where appropriate to affix the corporate seal of the Corporation thereto and to attest such seal, and to file such Form 10-K and Proxy Statement and each amendment (including post-effective amendments) so signed, with all exhibits thereto, and any and all documents in connection therewith, with the SEC, and to appear before the SEC in connection with any matter relating to such Form 10-K and Proxy Statement and to any and all amendments thereto (including post-effective amendments).

     The undersigned hereby grants such attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done as he might or could do in person, and hereby ratifies and confirms all that such attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 23rd day of January, 2002.



                                         /s/ John C. Seramur
                                         --------------------------------------
                                             John C. Seramur
                                             Director

                          DIRECTOR'S POWER OF ATTORNEY
                          ----------------------------

     KNOW ALL MEN BY THESE PRESENTS, that the undersigned director of Associated Banc-Corp, a Wisconsin corporation (the "Corporation"), which is planning to file with the Securities and Exchange Commission (the "SEC"), Washington, D.C., under the provisions of the Securities Act of 1934 (the "Act"), a Form 10-K, the form which must be used for annual reports pursuant to Section 13 or 15(d) of the Act, and Proxy Statement in accordance with Regulation 14A and Schedule 14A under the Act and Regulation S-K and Rule 14a-3(b) under the Act, for the reporting period ending December 31, 2001, hereby constitutes and appoints Brian
R. Bodager his true and lawful attorney-in-fact and agent.

     Said attorney-in-fact and agent shall have full power to act for him and in his name, place, and stead in any and all capacities, to sign such Form 10-K and Proxy Statement and any and all amendments thereto (including post-effective amendments), with power where appropriate to affix the corporate seal of the Corporation thereto and to attest such seal, and to file such Form 10-K and Proxy Statement and each amendment (including post-effective amendments) so signed, with all exhibits thereto, and any and all documents in connection therewith, with the SEC, and to appear before the SEC in connection with any matter relating to such Form 10-K and Proxy Statement and to any and all amendments thereto (including post-effective amendments).

     The undersigned hereby grants such attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done as he might or could do in person, and hereby ratifies and confirms all that such attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 23rd day of January, 2002.



                                         /s/ John H. Sproule
                                         --------------------------------------
                                             John H. Sproule
                                             Director