Form 10-Q
period 2002-03-31
ASSOCIATED BANC-CORP
filed 2002-05-14
CIK 7789

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----  SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended     March 31, 2002
                                      -----------------------------------------

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----  SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                to
                                     ----------------  -----------------

Commission file number                    0-5519
                       --------------------------------------------------------

                              Associated Banc-Corp
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Wisconsin                                     39-1098068
-------------------------------------------------------------------------------
(State or other jurisdiction of               (IRS employer identification no.)
  incorporation or organization)

1200 Hansen Road, Green Bay, Wisconsin                      54304
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant's common stock, par value $0.01 per share, at April 30, 2002, was 76,015,124.

                              ASSOCIATED BANC-CORP
                                TABLE OF CONTENTS


                                                                        Page No.

PART I.    Financial Information

           Item 1.Financial Statements (Unaudited):

                  Consolidated Balance Sheets -
                  March 31, 2002, March 31, 2001 and
                    December 31, 2001                                       3

                  Consolidated Statements of Income -
                  Three Months Ended March 31, 2002 and 2001                4

                  Consolidated Statement of Changes in
                  Stockholders' Equity - Three Months
                  Ended March 31, 2002                                      5

                  Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 2002 and 2001                6

                  Notes to Consolidated Financial Statements                7

           Item 2.Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            16

           Item 3.Quantitative and Qualitative Disclosures about
                  Market Risk                                              29

PART II.   Other Information

           Item 6.Exhibits and Reports on Form 8-K                         31

 Signatures                                                                32

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

                              ASSOCIATED BANC-CORP
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                             March31,       March31,     December31,
                                                               2002           2001           2001
                                                        --------------------------------------------
ASSETS                                                         (In Thousands, except share data)
Cash and due from banks                                 $    326,946    $    298,766    $    587,994
Interest-bearing deposits in
  other financial institutions                                 6,028          10,201           5,427
Federal funds sold and securities
  purchased under agreements to resell                        76,140          38,150          12,015
Investment securities available
  for sale, at fair value                                  3,364,411       3,230,949       3,197,021
Loans held for sale                                          149,945         121,820         301,707
Loans                                                      9,757,584       8,935,543       9,019,864
Allowance for loan losses                                   (144,350)       (123,668)       (128,204)
                                                        --------------------------------------------
   Loans, net                                              9,613,234       8,811,875       8,891,660
Premises and equipment                                       135,821         124,555         119,528
Goodwill                                                     211,861          97,273          92,397
Other intangible assets                                       11,061           7,325           5,925
Other assets                                                 432,453         381,472         390,700
                                                        --------------------------------------------
               Total assets                             $ 14,327,900    $ 13,122,386    $ 13,604,374
                                                        ============================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing deposits                            $  1,437,798    $  1,209,762    $  1,425,109
Interest-bearing deposits, excluding Brokered CDs          7,439,710       6,975,362       6,897,502
Brokered CDs                                                 315,184         502,567         290,000
                                                        --------------------------------------------
   Total deposits                                          9,192,692       8,687,691       8,612,611
Short-term borrowings                                      2,230,505       3,150,476       2,643,851
Long-term debt                                             1,477,855         122,277       1,103,395
Company-obligated mandatorily redeemable
  preferred securities                                        11,000            --              --
Accrued expenses and other liabilities                       185,028         137,964         174,101
                                                        --------------------------------------------
             Total liabilities                            13,097,080      12,098,408      12,533,958

Stockholders' equity
  Preferred stock                                               --              --              --
Common stock (Par value $0.01 per share, authorized
  100,000,000 shares, issued 76,727,109,
    73,042,372, and 72,791,792 shares, respectively)             768             664             662
  Surplus                                                    680,140         296,479         289,751
  Retained earnings                                          527,444         685,443         760,031
  Accumulated other comprehensive income                      48,966          49,220          47,176
Treasury stock, at cost (878,333, 294,346 and 922,902
  shares, respectively)                                      (26,498)         (7,828)        (27,204)
                                                        --------------------------------------------
        Total stockholders' equity                         1,230,820       1,023,978       1,070,416
                                                        --------------------------------------------
        Total liabilities and stockholders'equity       $ 14,327,900    $ 13,122,386    $ 13,604,374
                                                        ============================================

See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:

                              ASSOCIATED BANC-CORP
                        Consolidated Statements of Income
                                   (Unaudited)
                                                   Three Months Ended March 31,
                                                   -----------------------------
                                                           2002       2001
                                                   -------------- --------------
                                                      (In Thousands, except per
                                                             share data)
INTEREST INCOME
   Interest and fees on loans                            $151,349   $ 84,375
   Interest and dividends on investment
     securities:
       Taxable                                             32,772     38,572
       Tax exempt                                           9,980     10,164
   Interest on deposits in other financial institutions        87        121
   Interest on federal funds sold and
     securities purchased under agreements to resell          118        447
                                                         -------------------
      Total interest income                               194,306    233,679
INTEREST EXPENSE
   Interest on deposits                                    48,229     91,427
   Interest on short-term borrowings                       13,655     43,304
   Interest on long-term debt, including
     capital securities                                    14,995      1,945
                                                         -------------------
      Total interest expense                               76,879    136,676
                                                         -------------------
NET INTEREST INCOME                                       117,427     97,003
   Provision for loan losses                               11,251      5,582
                                                         -------------------
   Net interest income after provision
     for loan losses                                      106,176     91,421
NONINTEREST INCOME
   Trust service fees                                       7,371      8,072
   Service charges on deposit accounts                      9,880      8,745
   Mortgage banking                                        12,604      9,185
   Credit card and other nondeposit fees                    6,072      6,775
   Retail commission income                                 4,616      4,484
     Bank owned life insurance income                       3,270      3,134
   Asset sale gains, net                                      331        532
   Investment securities gains, net                            --        246
   Other                                                    3,256      3,146
                                                         -------------------
      Total noninterest income                             47,400     44,319
NONINTEREST EXPENSE
   Personnel expense                                       44,994     40,305
   Occupancy                                                6,137      6,354
   Equipment                                                3,490      3,680
   Data processing                                          4,803      4,843
   Business development and advertising                     3,446      3,001
   Stationery and supplies                                  2,044      1,732
   FDIC expense                                               372        434
     Mortgage servicing rights expense                      2,897      3,898
     Goodwill amortization expense                             --      1,385
     Intangible amortization expense                          715        717
     Legal and professional fees                            1,292        892
   Other                                                   12,477     11,209
                                                         -------------------
      Total noninterest expense                            82,667     78,450
                                                         -------------------
Income before income taxes                                 70,909     57,290
Income tax expense                                         19,610     15,204
                                                         -------------------
NET INCOME                                               $ 51,299   $ 42,086
                                                         ===================
Earnings per share:
   Basic                                                 $   0.70   $   0.58
   Diluted                                               $   0.69   $   0.57
Average shares outstanding:
     Basic                                                 73,142     72,765
     Diluted                                               74,042     73,357

See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:

                              ASSOCIATED BANC-CORP
            Consolidated Statement of Changes in Stockholders' Equity
                                   (Unaudited)

                                                                  Accumulated
                                                                     Other
                                     Common             Retained  Comprehensive Treasury
                                      Stock   Surplus   Earnings     Income      Stock      Total
                                     ---------------------------------------------------------------
                                                 (In Thousands, except per share data)
Balance, December 31, 2001             $662   $289,751  $760,031     $47,176   $(27,204)  $1,070,416
Comprehensive income:
  Net income                            ---        ---    51,299         ---        ---       51,299
  Net unrealized gain on derivative
    instruments,   net  of  tax  of
    $1.7 million                        ---        ---       ---       2,600        ---        2,600
  Net  unrealized  holding  loss on
    securities available for sale,
    net of tax $0.3 million             ---        ---       ---        (810)       ---         (810)
                                                                                          ----------
      Comprehensive income                                                                    53,089
                                                                                          ----------
Cash dividends, $0.28  per share        ---        ---   (20,169)        ---        ---      (20,169)
Common stock issued:
  Business combinations                  37    133,892       ---         ---        ---      133,929
  Incentive stock options               ---        ---    (5,077         ---     11,771        6,694
Purchase and retirement of
  treasury stock in connection with
  repurchase program                     (1)    (3,960)      ---         ---        ---       (3,961)
Purchase of treasury stock              ---        ---       ---         ---    (11,065)     (11,065)
Tax benefit of stock options            ---      1,887       ---         ---        ---        1,887
                                     ---------------------------------------------------------------
Balance, March 31, 2002                $698   $421,570  $786,084     $48,966    $(26,498) $1,230,820
10% stock dividend (Note 4)              70    258,570  (258,640)        ---         ---         ---
                                     ---------------------------------------------------- ----------
Balance, March 31, 2002, adjusted      $768   $680,140  $527,444     $48,966    $(26,498) $1,230,820
                                     ===============================================================

See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:

                              ASSOCIATED BANC-CORP
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                     For the Three Months Ended
                                                              March 31,
                                                         2002            2001
                                                     --------------------------
                                                          ($ in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                            $  51,299      $  42,086
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
    Provision for loan losses                            11,251          5,582
    Depreciation and amortization                         4,466          4,797
    Amortization (accretion) of:
      Mortgage servicing rights                           2,897          3,898
      Goodwill and intangibles                              715          2,102
      Investment securities premiums and
        discounts                                         2,219           (355)
      Deferred loan fees and costs                          420            735
    Gain on sales of investment securities, net              --           (246)
    Gain on sales of assets, net                           (331)          (532)
    Gain on sales of loans held for sale and
      servicing rights, net                              (7,697)        (3,926)
    Mortgage loans originated and acquired
      for sale                                         (691,100)      (344,712)
    Proceeds from sales of mortgage loans
      held for sale                                     867,664        251,411
    (Increase) decrease in interest
      receivable and other assets                       (12,219)         5,173
    Increase (decrease) in interest payable
      and other liabilities                               2,227         (9,465)
                                                       -----------------------
Net cash provided by (used in) operating
  activities                                            231,811        (43,452)
                                                       -----------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in loans                         19,505        (26,245)
Capitalization of mortgage servicing rights              (7,438)        (2,208)
Purchases of:
  Securities available for sale                        (270,112)      (120,303)
  Premises and equipment, net of disposals               (2,764)        (2,254)
Proceeds from:
  Sales of securities available for sale                     --         57,384
  Calls and maturities of securities
    available for sale                                  262,397        155,161
  Sales of other assets                                   1,093          4,782
Net cash acquired in business combination                17,982             --
                                                      ------------------------
Net cash provided by investing activities                20,663         66,317
                                                      ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits                               (203,363)      (603,955)
Net increase (decrease) in short-term borrowings       (516,109)       552,273
Repayment of long-term debt                              (1,177)          (143)
Proceeds from issuance of long-term debt                300,354             --
Cash dividends                                          (20,169)       (19,184)
Proceeds from exercise of incentive stock options         6,694          2,224
Purchase and retirement of treasury stock                (3,961)            --
Purchase of treasury stock                              (11,065)        (3,483)
                                                       -----------------------
Net cash used in financing activities                  (448,796)       (72,268)
Net decrease in cash and cash equivalents              (196,322)       (49,403)
Cash and cash equivalents at beginning of period        605,436        396,520
                                                       -----------------------
Cash and cash equivalents at end of period            $ 409,114      $ 347,117
                                                      ========================
Supplemental disclosures of cash flow information:
Cash paid during the period for:
    Interest                                          $  79,307      $ 147,390
    Income taxes                                            432             65
Supplemental schedule of noncash investing
  activities:
    Securities held to maturity transferred
      to securities available for sale                       --        372,873
    Loans transferred to other real estate                  705          1,200
                                                      ========================
See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:

                              ASSOCIATED BANC-CORP
                   Notes to Consolidated Financial Statements

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with accounting principles generally accepted in the United States of America have been omitted or abbreviated. The information contained in the consolidated financial statements and footnotes in the Corporation's 2001 annual report on Form 10-K, should be referred to in connection with the reading of these unaudited interim financial statements.

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

On April 24, 2002, the Board of Directors declared a 10% stock dividend payable on May 15, 2002, to shareholders of record at the close of business on April 29, 2002. Any fractional shares resulting from the dividend will be paid in cash. All share and per share financial information has been restated to reflect the effect of this stock dividend (see Note 4 of the notes to consolidated financial statements).

NOTE 2: Reclassifications

Certain items in prior period consolidated financial statements have been reclassified to conform with the March 31, 2002 presentation.

NOTE 3: Adoption of Statements of Financial Accounting Standards ("SFAS")

Effective July 1, 2001, the Corporation adopted SFAS No. 41, "Business Combinations," ("SFAS 141"). The Corporation also adopted SFAS No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142") effective January 1, 2002.

SFAS 141 requires that all business combinations be accounted for using the purchase method. Identifiable intangible assets consist of core deposit intangibles and are recognized separately from goodwill on the consolidated balance sheet at other identifiable intangible assets. Goodwill represents the excess of the price paid for the acquisition of subsidiaries over the fair value of the net assets acquired. Under SFAS 142, goodwill and indefinite life intangibles are no longer amortized but are subject to impairment tests on at least an annual basis. Any impairment of goodwill or intangibles will be recognized as an expense in the period of impairment. Other identifiable intangible assets with a definite life are amortized over their estimated useful lives and are also tested for impairment periodically.

The Corporation is required to complete the transitional goodwill impairment test within six months of adoption of SFAS 142 and to record the impairment, if any, by the end of the fiscal year. Any loss resulting from the transitional impairment test will be recorded as a cumulative effect of a change in accounting principle and charged to net income for the three months ended March 31, 2002. The Corporation is in the process of completing the transitional goodwill impairment test and does not anticipate an impairment loss will be incurred.

See Note 4 for disclosure of net income and per share amounts excluding goodwill amortization, net of any income tax effects. See Note 5 for discussion of the Corporation's 2002 business combination and related SFAS 141 disclosure. See
Note 6 for SFAS 142 related disclosure on goodwill and other intangible assets.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144") which supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," ("SFAS 121") and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. The Corporation adopted SFAS 144 on January 1, 2002. The adoption was not material to the Corporation's financial position or results of operations.

NOTE 4: Earnings Per Share

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options.

On April 24, 2002, the Board of Directors declared a 10% stock dividend, payable May 15 to shareholders of record at the close of business on April 29. All share and per share data in the accompanying consolidated financial statements has been adjusted to reflect the declaration of the 10% stock dividend. As a result of the stock dividend, the Corporation on the payable date will distribute 7.0 million shares of common stock. Any fractional shares resulting from the dividend will be paid in cash.

Presented below are the calculations for basic and diluted earnings per share, as reported, as well as adjusted to exclude the amortization of goodwill affected by adopting SFAS 142.

                                                        For the three months
                                                           ended March 31,
                                                        2002            2001
                                                       ----------------------
                                                       (In Thousands, except
                                                           per share data)

Net income, as reported                              $ 51,299        $ 42,086
Add back: Goodwill amortization                            --           1,385
                                                     ------------------------
Adjusted net income                                  $ 51,299        $ 43,471
                                                     ========================

Weighted average shares outstanding                    73,142          72,765
Effect of dilutive stock options outstanding              900             592
                                                     ------------------------
Diluted weighted average shares outstanding            74,042          73,357
                                                     ========================

Basic earnings per share:
Basic earnings per share, as reported                $   0.70        $   0.58
Adjustment: Goodwill amortization                          --            0.02
                                                     ------------------------
Basic earnings per share, adjusted                   $   0.70        $   0.60
                                                     ========================

Diluted earnings per share:
Diluted earnings per share, as reported              $   0.69        $   0.57
Adjustment: Goodwill amortization                          --            0.02
                                                     ------------------------
Diluted earnings per share, adjusted                 $   0.69        $   0.59
                                                     ========================

NOTE 5: Business Combination

There was one completed business combination during 2002 and none during 2001. The following acquisition was accounted for under the purchase method of accounting; thus, the results of operations prior to the consummation date are not included in the accompanying consolidated financial statements. Goodwill, core deposit intangibles, and other purchase accounting adjustments are recorded upon the consummation of a purchase acquisition where the purchase price exceeds the fair value of net assets acquired.

On September 10, 2001, the Corporation announced the signing of a definitive agreement to acquire Signal Financial Corporation, a financial holding company headquartered in Mendota Heights, Minnesota ("Signal"). On February 28, 2002, the Corporation consummated its acquisition of 100% of the outstanding common shares of Signal. Signal operates banking branches in nine locations in the Twin Cities and Eastern Minnesota. As a result of the acquisition, the Corporation expanded its Minnesota presence, particularly in the Twin Cities area. It also expects to reduce costs through efficiencies, particularly following the merger planned in the second quarter of 2002 of Signal's banking subsidiaries with and into Associated Bank Minnesota, to operate under a single national banking charter named Associated Bank Minnesota, National Association.

The Signal transaction was accounted for under the purchase method of accounting and was consummated through the issuance of 4.1 million shares of common stock and $58.4 million in cash for a purchase price of $192.5 million. The value of the shares was determined using the closing stock price of the Corporation's stock on September 10, 2001, the initiation date of the transaction.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition. The Corporation is in the process of finalizing a third-party valuation of the core deposit intangible asset; thus, the allocation of the purchase price is subject to refinement.

                                                     $ in Millions
                                                     -------------
Investment securities available for sale               $   163.8
Loans                                                      760.0
Allowance for loan losses                                  (12.0)
Other assets                                               118.1
Intangible asset                                             5.6
Goodwill                                                   119.7
                                                     -------------
  Total assets acquired                                $ 1,155.2
                                                     -------------
Deposits                                               $   784.8
Borrowings                                                 165.5
Other liabilities                                           12.4
                                                     -------------
  Total liabilities assumed                            $   962.7
                                                     -------------
Net assets acquired                                    $   192.5
                                                     =============

The intangible asset represents $5.6 million of core deposit intangibles with a ten-year weighted-average useful life. The $119.7 million of goodwill was assigned to the banking segment during first quarter of 2002, as part of the adoption of SFAS 142.

The following represents supplemental pro forma disclosure required by SFAS 141 of total revenue, net income, and earnings per share as though the business combination had been completed at the beginning of the earliest comparable period.

                                                   For the three months
                                                      ended March 31,
                                                     2002          2001
                                                -------------------------
                                                  (In Thousands, except
                                                     per share data)

Total revenue                                    $ 174,651     $ 154,098
Net income                                          50,409        44,237
Basic earnings per share                              0.66          0.58
Diluted earnings per shae                             0.65          0.57

NOTE 6: Goodwill and Other Intangible Assets

Upon the adoption of SFAS 142 effective January 1, 2002, the Corporation had unamortized goodwill in the amount of $92.4 million, of which $85.0 million is no longer being amortized under SFAS 142 and $7.4 million which will continue to be amortized under the provisions of SFAS 72, "Accounting for Certain Acquisitions of Banking and Thrift Institutions," as an identifiable intangible asset subject to amortization. Also, at January 1, 2002, the Corporation had core deposit intangibles of $5.9 million that will continue to be amortized. The goodwill and core deposit intangibles are assigned to the Corporation's banking segment.

The change in the carrying amount of goodwill for the quarter ended March 31, 2002, was as follows. Impairment testing is in progress.

                                                          $ in Millions
                                                          ---------------

Balance at January 1, 2002                                    $  92.4
Goodwill acquired during period                                 119.7
Goodwill amortization (SFAS 72)                                  (0.2)
                                                          ---------------
Balance at March 31, 2002                                     $ 211.9
                                                          ===============

Amortization of non-SFAS 72 goodwill was zero and $1.4 million for the three months ended March 31, 2002 and 2001, respectively. See Note 4 for disclosure of net income and per share amounts excluding goodwill amortization, net of any income tax effects.

Intangible amortization expense was $0.7 million for the three months ended March 31, 2002, (of which, $0.5 million related to the amortization of core deposit intangibles and $0.2 million related to the amortization of SFAS 72 goodwill), $0.7 million for the three months ended March 31, 2001, and $2.9 million for the year ended December 31, 2001.

Other  intangible  assets are  composed of core deposit  intangibles.  The gross
carrying  amount,  accumulated  amortization,   net  book  value  and  estimated
amortization expense for the core deposit intangibles is as follows.

Core deposit intangibles                 March 31,    March 31,   December 31,
                                           2002         2001          2001
                                        ---------------------------------------
                                                   $ in Thousands

Gross carrying amount                    $ 28,166     $ 22,565      $ 22,565
Accumulated amortization                   17,105       15,240        16,640
                                        ---------------------------------------
Net book value                           $ 11,061     $  7,325      $  5,925
                                        =======================================

Estimated amortization expense
For the year ended December 31,         (InThousands)
                 2002                    $  3,400
                 2003                       3,123
                 2004                       2,726
                 2005                       2,151
                 2006                       2,049
                                        ==========

NOTE 7: Derivatives and Hedging Activities

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," (collectively referred to as "SFAS 133") establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value.

In accordance with the statement, the Corporation measures the effectiveness of its hedges on a periodic basis. Any difference between the fair value change of the hedge versus the fair value change of the hedged item is considered to be the "ineffective" portion of the hedge. The ineffective portion of the hedge is recorded as an increase or decrease in the related income statement classification of the item being hedged. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. For the mortgage derivatives, which are not accounted for as hedges, changes in fair value are recorded as an adjustment to mortgage banking income.

The Corporation uses derivative instruments primarily to hedge the variability in interest payments or protect the value of certain assets and liabilities recorded in its consolidated balance sheet from changes in interest rates. The predominant activities affected by the statement include the Corporation's use of interest rate swaps, interest rate caps, and certain mortgage banking activities.

                                                Notional  Estimated Fair              Weighted Average
                                                                            -----------------------------------
                                                Amount    Market Value      Receive Rate   Pay Rate   Maturity
                                                ---------------------------------------------------------------
March 31, 2002                                      ($ in Thousands)
--------------
Swaps-receive fixed / pay variable (1), (4)     $ 200,000  $ (19,513)           6.85%        4.60%   114 months
Swaps-receive variable / pay fixed (1), (3)       400,000     (7,990)           1.84%        5.47%    58 months
Swaps-receive fixed / pay variable (2), (4)       146,804        726            4.08%        6.96%    57 months

Caps-written (1), (3)                             200,000      8,818     Strike 4.72%          ---    53 months
                                                ===============================================================
March 31, 2001
--------------

Swaps-receive fixed / pay variable (1), (4)     $  10,000  $       3            6.35%        5.25%     1 month
Swaps-receive variable / pay fixed (1), (3)       300,000     (6,190)           6.06%        6.36%    15 months
Swaps-receive fixed / pay variable (2), (4)         3,350        (56)           7.49%        7.55%    60 months
                                                ===============================================================

(1) Asset / Liability management hedge
(2) Customer / Loan-related hedge
(3) Cash flow hedges
(4) Fair value hedges


Commitments to sell loans to various investors and commitments to fund loans to individual borrowers represent the Corporation's mortgage derivatives, the fair value of which are included in other liabilities on the consolidated balance sheet. The net fair value of these mortgage derivatives was a net gain of $2.3 million and $0.6 million, as of March 31, 2002 and 2001, respectively. The change in fair value of these derivatives was a $1.8 million loss and a $0.6 million gain for the three months ended March 31, 2002 and 2001, respectively.

NOTE 8: Long-term Debt

Long-term debt at March 31 is as follows:

                                                            2002        2001
                                                        ----------------------
                                                           ($ in Thousands)

Federal Home Loan Bank advances (3.30% to 6.81%,
  fixed rate, maturing in 2002 through 2017 for 2002;
  4.95% to 7.63%, fixed rate, maturing in 2001
  through 2014 for 2001)                                $ 1,077,840  $ 116,622
Bank notes (1)                                              200,000         --
Subordinated debt (2)                                       179,085         --
Other borrowed funds                                         20,930      5,655
                                                        ----------------------
  Total long-term debt                                  $ 1,477,855  $ 122,277
                                                        ======================

(1) On April 4, 2001, the Corporation issued $200 million of variable rate bank notes that matures on April 10, 2003. The note reprices quarterly at LIBOR plus 22 basis points and was 2.06% at March 31, 2002.

(2) On August 6, 2001, the Corporation issued $200 million of subordinated debt. This debt has a fixed interest rate of 6.75% and matures on August 15, 2011. During 2001, the Corporation entered into a fair value hedge to hedge the interest rate risk on the subordinated debt. As of March 31, 2002, the fair value of the hedge was a $19.5 million loss. The subordinated debt qualifies under the risk-based capital guidelines as Tier 2 supplementary capital for regulatory purposes.

NOTE 9: Company-obligated Mandatorily Redeemable Preferred Securities

On January 16, 1997, United Capital Trust I (the Trust), a Delaware business trust wholly owned by the Corporation, completed the sale of $11 million of 9.75% preferred securities (the Preferred Securities). The Trust used the proceeds from the offering to purchase a like amount of 9.75% Junior Subordinated Deferrable Interest Debentures (the Debentures) of the Corporation. The Debentures are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements.

The Preferred Securities accrue and pay dividends quarterly at an annual rate of 9.75% of the stated liquidation amount of $25 per Preferred Security. The Corporation has fully and unconditionally guaranteed all of the obligations of the Trust. The guarantee covers the quarterly distributions and payments on liquidation or redemption of the Preferred Securities, but only to the extent of funds held by the Trust.

The Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, on January 15, 2027 or upon earlier redemption as provided in the Indenture. The Corporation has the right to redeem the Debentures on or after January 15, 2002.

NOTE 10: Mortgage Servicing Rights

A summary of changes in the balance of mortgage servicing rights for the quarter ended March 31, 2002 and 2001, is as follows:

                                                          2002        2001
                                                       ---------------------
                                                          ($ in Thousands)

Balance at beginning of year                           $ 32,065    $ 36,269
        Additions                                         7,438       2,912
        Sales of servicing                                   --        (704)
        Amortization                                     (2,897)     (2,253)
        Change in valuation allowance                        --      (1,645)
                                                       --------------------
Balance at end of period                               $ 36,606    $ 34,579
                                                       =====================

A summary of changes in the valuation allowance for the quarter ended March 31, 2002 and 2001, is as follows.

                                                          2002        2001
                                                       ---------------------
                                                          ($ in Thousands)

Balance at beginning of year                           $ 10,720    $     --
        Additions                                            --       1,645
        Reversals                                            --          --
                                                       ---------------------
Balance at end of period                               $ 10,720    $  1,645
                                                       =====================

At March 31, 2002, the Corporation was servicing 1- to 4- family residential mortgage loans owned by other investors with balances totaling $5.42 billion compared to $5.53 billion at March 31, 2001.

The mortgage servicing rights have a weighted average amortization period of five years and the estimated amortization expense is as follows.

 Estimated amortization expense            (In Thousands)
 For the year ended December 31,
                   2002                       $ 12,959
                   2003                         10,974
                   2004                          9,075
                   2005                          7,300
                   2006                          5,566
                                           ==============

NOTE 11: Segment Reporting

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

The Corporation's primary segment is banking, conducted through its bank and lending subsidiaries. For purposes of segment disclosure under this statement, these have been combined as one segment, as these segments have similar economic characteristics and the nature of their products, services, processes, customers, delivery channels and regulatory environment are similar. Banking includes: a) community banking - lending and deposit gathering to businesses (including business-related services such as cash management and international banking services) and to consumers (including mortgages and credit cards); and
b) corporate banking - specialized lending (such as commercial real estate), leasing and banking to larger businesses and metro or niche markets.

The "Other" segment is comprised of a smaller segment, Wealth Management (including insurance, brokerage, and trust/asset management), as well as intersegment eliminations and residual revenues and expenses, representing the difference between actual amounts incurred and the amounts allocated to operating segments.

Selected segment information is presented below.

                                                                   Consolidated
                                          Banking        Other         Total
                                       -----------------------------------------
As of and for the three months                     ($ in Thousands)
ended March 31, 2002

Goodwill                               $    211,861   $        --  $    211,861
Total assets                           $ 14,301,571   $    26,329  $ 14,327,900
                                       ========================================

Net interest income                    $    117,403   $        24  $    117,427
Provision for loan losses                    11,251            --        11,251
Noninterest income                           36,336        11,064        47,400
Depreciation and amortization                 8,029            49         8,078
Other noninterest expense                    66,867         7,722        74,589
Income taxes                                 19,381           229        19,610
                                       ----------------------------------------
  Net income                           $     48,211   $     3,088  $     51,299
                                       ========================================
As of and for the three months
ended March 31, 2001

Goodwill                               $     97,397   $        --  $     97,397
Total assets                           $ 13,096,094   $    26,292  $ 13,122,386
                                       ========================================

  Net interest income                  $     96,810          $193        97,003
Provision for loan losses                     5,582            --         5,582
Noninterest income                           32,031        12,288        44,319
Depreciation and amortization                10,719            78        10,797
Other noninterest expense                    59,732         7,921        67,653
Income taxes                                 14,907           297        15,204
                                       ----------------------------------------
  Net income                           $     37,901   $     4,185  $     42,086
                                       ========================================

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

On April 24, 2002, the Board of Directors declared a 10% stock dividend payable on May 15, 2002, to shareholders of record at the close of business on April 29, 2002. Any fractional shares resulting from the dividend will be paid in cash. All share and per share financial information has been restated to reflect the effect of this stock dividend (see Note 4 of the notes to consolidated financial statements).

The following discussion refers to the Corporation's business combination activity that may impact the comparability of certain financial data (see Note 5 of the notes to consolidated financial statements).

Results of Operations - Summary

Net income for the three months ended March 31, 2002 ("1Q02") totaled $51.3 million, or $0.70 and $0.69 for basic and diluted earnings per share, respectively. Comparatively, net income for the first quarter of 2001 ("1Q01") was $42.1 million, or $0.58 and $0.57 for both basic and diluted earnings per share, respectively. For 1Q02 the annualized return on average assets was 1.54% and the annualized return on average equity was 18.40%, compared to 1.31% and 17.18%, respectively, for the comparable period in 2001. The net interest margin for 1Q02 was 3.91% compared to 3.34% for 1Q01.

The results of 1Q02 include the Corporation's acquisition of Signal Financial Corporation ("Signal") of Minnesota on February 28, 2002, which added $1.1 billion in total assets, $765 million in loans, and $783 million in deposits. The inclusion of Signal's financial results for one month of 1Q02 had a minimal impact on earnings per share.

--------------------------------------------------------------------------------
                                   TABLE 1 (1)
                      Summary Results of Operations: Trends
                     ($ in Thousands, except per share data)
                                                       1st Qtr.      1st Qtr.
                                                         2002          2001
--------------------------------------------------------------------------------
Net income, as reported                               $ 51,299      $ 42,086
Net income, as adjusted (3)                           $ 51,299      $ 43,471

Earnings per share - basic, as reported               $   0.70      $   0.58
Earnings per share - basic, as adjusted (3)           $   0.70      $   0.60

Earnings per share - diluted, as reported             $   0.69      $   0.57
Earnings per share - diluted, as adjusted (3)         $   0.69      $   0.59

Return on average assets, as reported                     1.54%         1.31%
Return on average assets, as adjusted (3)                 1.54%         1.35%

Return on average equity, as reported                    18.40%        17.18%
Return on average equity, as adjusted (3)                18.40%        17.75%

Efficiency ratio, as reported (2)                        48.47%        53.68%
Efficiency ratio, as adjusted (2), (3)                   48.47%        52.73%

Net interest margin                                       3.91%         3.34%
--------------------------------------------------------------------------------
(1) All share and per share financial information has been restated to reflect the effect of the stock dividend.
(2) Noninterest expense divided by sum of taxable equivalent net interest income plus noninterest income, excluding investment securities gains, net, and asset sales gains, net.
(3) Selected 2001 financial data has been adjusted to exclude the amortization of goodwill affected by adopting SFAS 142.
--------------------------------------------------------------------------------

Net Interest Income and Net Interest Margin

Net interest income on a fully taxable equivalent basis for the three months ended March 31, 2002, was $123.5 million, an increase of $20.9 million or 20.4% over the comparable quarter last year, with the Signal acquisition contributing approximately $3.6 million, net of the cost to fund the transaction. As indicated in Tables 2 and 3, the $20.9 million increase in fully taxable equivalent net interest income was attributable to rate (as the impact of changes in the interest rate environment improved fully taxable equivalent net interest income by $18.9 million) and, to a lesser degree, volume (with balance sheet growth and differences in the mix of average earning assets and average interest-bearing liabilities adding $2.0 million to fully taxable equivalent net interest income).

The net interest margin for 1Q02 was 3.91%, up 57 bp from 3.34% in 1Q01, of which, approximately 2 bp is attributable to the Signal acquisition. This comparable quarter increase is the result of a 77 bp increase in interest rate spread (the net of a 227 bp decrease in the cost of interest-bearing liabilities and a 150 bp decrease in the yield on earning assets), partially offset by a 20 bp lower contribution from net free funds.

Interest rates fell significantly between the comparable quarters. The average Federal funds rate of 1.75% for 1Q02 was 386 bp lower than the average for 1Q01. Both fully taxable equivalent net interest income and net interest margin benefited from the lower interest rate environment, particularly by lower costs of interest-bearing liabilities.

The yield on earning assets was 6.37% for 1Q02, down 150 bp from the comparable quarter last year. Competitive pricing on new and refinanced loans as well as the repricing of variable rate loans in a lower interest rate environment put downward pressure on loan yields. The average loan yield was 6.47%, down 178 bp from 1Q01. The average yield on investments and other earning assets was 6.07%, down 74 bp.

The cost of interest-bearing liabilities was 2.84% for 1Q02, down 227 bp compared to 1Q01, impacted by the significantly lower rate environment in 1Q02. The average cost of interest-bearing deposits excluding brokered CDs was 2.68%, down 197 bp from 1Q01, benefiting from a larger mix of lower-costing transaction accounts, as well as from lower rates on all interest-bearing deposit products in 1Q02 versus 1Q01. Brokered CD balances declined to represent 3.0% of interest-bearing liabilities (versus 6.1% for 1Q01) and had lower costs (down 449 bp to 2.04% for 1Q02). The cost of wholesale funds (comprised of short-term borrowings and long-term debt) was 3.24% (down 259 bp from 1Q01), also attributable to the lower rate environment between comparable quarters.

Average earning assets increased by $419 million (3.4%) over the comparable quarter last year. The growth in earning assets came from loans, up an average of $420 million (4.7%); excluding the one month average impact of Signal, loans were up $155 million (1.7%). The Corporation maintains a commercial focus to the composition of its loan portfolio; commercial loans represented 58.2% of average loans for 1Q02 compared to 51.8% for 1Q01. Average investments and other earning assets were relatively unchanged (down $1.0 million).

Average interest-bearing liabilities increased $118 million (1.1%) over 1Q01. While relatively unchanged in balance, the mix of interest-bearing liabilities is significantly different between the comparable quarters. The use of higher-costing brokered CDs was reduced by more than half (down $337 million), representing 3.0% of average interest-bearing liabilities versus 6.1% for 1Q01. Interest-bearing deposits excluding brokered CDs were down slightly, but with a notable shift from time deposits to transaction accounts. Therefore, average wholesale funding increased $435 million (predominantly in long-term debt) to 32.4% of interest-bearing liabilities for 1Q02 compared to 28.7% for 1Q01. To take advantage of the lower rate environment, improve liquidity and mitigate interest rate risk, the Corporation increased its long-term debt, on average, to 11.8% of interest-bearing liabilities compared to 1.1% for 1Q01. The growth in long-term debt included the issuance of $200 million of fixed rate subordinated debt, $200 million of variable rate bank notes, $900 million of long-term FHLB advances and $11 million of trust preferred debt acquired from Signal.

--------------------------------------------------------------------------------------------------
                                             TABLE 2
                                  Net Interest Income Analysis
                                        ($ in Thousands)
---------------------------------------------------------------------------------------------------
                                 Three months ended March 31,      Three months ended March 31,
                                             2002                              2001
                                -------------------------------------------------------------------
                                              Interest  Average                Interest    Average
                                  Average     Income/   Yield/     Average      Income/     Yield/
                                  Balance     Expense    Rate      Balance      Expense      Rate
---------------------------------------------------------------------------------------------------
Loans                          $  9,405,417  $ 151,654   6.47%  $  8,985,659   $ 184,661     8.25%
Investments and other             3,210,623     48,715   6.07      3,211,356      54,619     6.81
                               -----------------------          ------------------------
   Total earning assets          12,616,040    200,369   6.37     12,197,015     239,280     7.87
Other assets, net                   922,562                          817,488
                               ------------                     ------------
   Total assets                $ 13,538,602                     $ 13,014,503
                               ============                     ============
Interest-bearing deposits,
  excluding Brokered CDs       $  7,060,161  $  46,588   2.68%  $  7,040,486   $  80,748     4.65%
Brokered CDs                        326,119      1,641   2.04        663,285      10,679     6.53
Wholesale funding                 3,537,281     28,650   3.24      3,102,062      45,249     5.83
                               -----------------------          ------------------------
   Total interest-bearing
     liabilities                 10,923,561    76,879    2.84     10,805,833     136,676     5.11
                                             ---------                         ---------
Demand, non-interest bearing      1,297,599                        1,084,769
Other liabilities                   186,728                          130,617
Stockholders' equity              1,130,714                          993,284
                               -------------                    ------------
   Total liabilities and
     equity                    $ 13,538,602                     $ 13,014,503
                               =============                    ============
Interest rate spread                                     3.53                                2.76
Net free funds                                           0.38                                0.58
                                                         ----                                ----
Net interest income and net
  interest margin                            $ 123,490   3.91%                 $ 102,604     3.34%
                                             =========                         =========
Tax equivalent adjustment                    $   6,063                         $   5,601
                                             ---------                        ----------
Net interest income, as reported             $ 117,427                         $  97,003
                                             =========                        ==========
---------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------
                                         TABLE 3
                                  Volume / Rate Variance
                                     ($ in Thousands)
-------------------------------------------------------------------------------------------
                                                              Comparison of
                                                Three months ended March 31, 2002 versus
                                                                  2001
                                               --------------------------------------------
                                                                  Variance Attributable to
                                                                ---------------------------
                                                 Income/Expense
                                                   Variance*        Volume         Rate
-------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                             $ (33,007)      $  5,056     $ (38,063)
Investments and other                                (5,904)          (170)       (5,734)
                                                  -----------------------------------------
   Total interest income                            (38,911)         4,886       (43,797)
INTEREST EXPENSE
Interest-bearing deposits, excluding
  Brokered CDs                                    $ (34,160)      $    257     $ (34,417)
Brokered CDs                                         (9,038)        (1,689)       (7,349)
Wholesale funding                                   (16,599)         4,283       (20,882)
                                                  -----------------------------------------
   Total interest expense                           (59,797)         2,851       (62,648)
                                                  -----------------------------------------
   Net interest income                            $  20,886       $  2,035     $  18,851
                                                  =========================================

* The change in interest due to both rate and volume has been allocated proportionately to volume variance and rate variance based on the relationship of the absolute dollar change in each.
--------------------------------------------------------------------------------

Provision for Loan Losses

The provision for loan losses for 1Q02 was $11.3 million, up $2.0 million from the fourth quarter of 2001 ("4Q01") of $9.3 million, and up $5.7 from 1Q01 of $5.6 million. Annualized net charge-offs as a percent of average loans for 1Q02 decreased to 0.31% from 0.33% for 4Q01, but increased compared to 0.10% for 1Q01. The ratio of the allowance for loan losses to total loans was 1.48%, up from 1.38% at December 31, 2001 and 1.42% at March 31, 2001. See Table 8.

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

Noninterest Income

Noninterest income for 1Q02 was $47.4 million, up $3.1 million or 7.0% from 1Q01. Excluding Signal, noninterest income for 1Q02 was $46.3 million, an increase of $1.9 million or 4.4% over 1Q01. Primary components impacting the change between comparable quarters were mortgage banking income, service charges on deposit accounts, credit card and other nondeposit fees, and trust service fees.

--------------------------------------------------------------------------------
                                     TABLE 4
                               Noninterest Income
                                ($ in Thousands)
--------------------------------------------------------------------------------
                                        1st Qtr.  1st Qtr.   Dollar    Percent
                                          2002      2001     Change     Change
------------------------------------------------------------------ -------------
Trust service fees                     $  7,371  $  8,072   $  (701)     (8.7)%
Service charges on deposit accounts       9,880     8,745     1,135      13.0
Mortgage banking income                  12,604     9,185     3,419      37.2
Credit card and other nondeposit fees     6,072     6,775      (703)    (10.4)
Retail commission income                  4,616     4,484       132       2.9
Bank owned life insurance income          3,270     3,134       136       4.3
Asset sale gains, net                       331       532      (201)    (37.8)
Other                                     3,256     3,146       110       3.5
                                       -----------------------------------------
   Subtotal                            $ 47,400    44,073     3,327       7.5
Investment securities gains, net             --       246      (246)   (100.0)
                                       -----------------------------------------
Total noninterest income               $ 47,400  $ 44,319   $ 3,801       7.0%
                                       =========================================

--------------------------------------------------------------------------------

Trust service fees decreased $0.7 million between comparable first quarter periods. The change was predominantly due to a decrease in the market value of assets under management (from $4.1 billion at 1Q01 to $4.0 billion at 1Q02), a function of the market and competitive market conditions.

Service charges on deposit accounts were up $1.1 million between comparable first quarter periods, primarily due to changes in the service charge fee structure.

Mortgage banking income consists of servicing fees, the gain or loss on sales of mortgage loans to the secondary market, gains on sales of servicing, and production-related revenue (origination, underwriting, and escrow waiver fees). Mortgage banking income was $12.6 million, an increase of $3.4 million or 37.2% over 1Q01. The increase was driven primarily by secondary mortgage loan production which doubled between comparable periods ($691 million in 1Q02 versus $345 million in 1Q01). The higher production levels positively impacted production volume-related fees (up $2.3 million). Also, gains on sales of the increased production were up $2.4 million (the net of realized gains up $4.9 million and $2.5 million lower fair value of mortgage derivatives). There was a $1.1 million gain on the sale of servicing rights in 1Q01, versus none in 1Q02. Servicing fees were down $0.2 million or 6.6% compared to 1Q01, in line with the decline in the portfolio serviced for others. The portfolio serviced for others was down 2.1% to $5.4 billion from $5.5 billion at March 31, 2001, due to sales of mortgage servicing rights on a portion of the portfolio in 1Q01, partially offset by increases attributable to higher sales volume.

Credit card and other nondeposit fees were $6.1 million for 1Q02, a decrease of $0.7 million or 10.4% from 1Q01, attributable to decreases in credit card, commercial, and other retail fees.

Retail  commission  income  (which  includes   commissions  from  insurance  and
brokerage product sales) was $4.6 million, up slightly compared to 1Q01. Insurance commissions increased $0.4 million, while brokerage commissions declined $0.3 million.

Noninterest Expense

Noninterest expense was $82.7 million, up $4.2 million or 5.4% compared to 1Q01. Adjusting first for goodwill amortization, which ceased on January 1, 2002, as a result of adopting SFAS 142, noninterest expense was up $5.6 million or 7.3%. Adjusted further, however, for Signal which was not part of 1Q01, noninterest expense was up $2.8 million or 3.7% over the comparable quarter last year.

--------------------------------------------------------------------------------
                                     TABLE 5
                               Noninterest Expense
                                ($ in Thousands)
--------------------------------------------------------------------------------
                                       1st Qtr.   1st Qtr.  Dollar     Percent
                                        2002       2001     Change     Change
--------------------------------------------------------------------------------
Personnel expense                     $ 44,994  $ 40,305  $  4,689       11.6%
Occupancy                                6,137     6,354      (217)      (3.4)
Equipment                                3,490     3,680      (190)      (5.2)
Data processing                          4,803     4,843       (40)      (0.8)
Business development and advertising     3,446     3,001       445       14.8
Stationery and supplies                  2,044     1,732       312       18.0
FDIC expense                               372       434       (62)     (14.3)
Mortgage servicing rights expense        2,897     3,898    (1,001)     (25.7)
Intangible amortization expense            715       717        (2)      (0.3)
Legal and professional fees              1,292       892       400       44.8
Other                                   12,477    11,209     1,268       11.3
                                      ------------------------------------------
  Subtotal                            $ 82,667  $ 77,065  $  5,602        7.3%
Goodwill amortization expense               --     1,385    (1,385)    (100.0)
                                      ------------------------------------------
  Total  noninterest expense          $ 82,667  $ 78,450  $  4,217        5.4%
                                      ==========================================
--------------------------------------------------------------------------------

Personnel expense increased $4.7 million or 11.6% over 1Q01, however, excluding Signal, personnel expense rose $2.8 million or 7.0%. Personnel expense represented 54.4% of noninterest expense before goodwill in 1Q02 compared to 52.3% in 1Q01. Salary expenses increased $3.1 million or 9.8% (5.0% excluding Signal) between comparable quarters, due primarily to merit increases and increases in incentive compensation. Average full-time equivalent employees were 3,940 for 1Q02 (3,823 excluding Signal) compared to 3,840 for 1Q01. Fringe benefits, were up $1.6 million or 18.1% (13.8% without Signal) over 1Q01, primarily attributable to higher profit sharing expenses and the increased cost of premium based benefits.

Occupancy expense decreased primarily due to lower utilities. Equipment expense declined predominantly in computer depreciation expense. Business development and advertising increased, primarily in additional advertising efforts.

Mortgage servicing rights expense includes the amortization of the mortgage servicing rights asset and increases or decreases to the valuation allowance associated with the mortgage servicing rights asset. Amortization of mortgage servicing rights decreased by $1.0 million between the comparable quarters, predominantly driven by the addition of a $1.6 million valuation adjustment during 1Q01. Mortgage servicing rights is considered a critical accounting policy given that estimating the fair value of the mortgage servicing rights involves judgment, particularly of estimated prepayment speeds of the underlying mortgages serviced. A valuation allowance is established to the extent the carrying value of the mortgage servicing rights exceeds the estimated fair value. Net income could be affected if management's estimate of the prepayment speeds or other factors differ materially from actual prepayments. Mortgage servicing rights, included in other assets on the consolidated balance sheet, were $36.6 million, net of a $10.7 million valuation allowance at March 31, 2002.

Goodwill amortization expense decreased $1.4 million due to the adoption of SFAS 142, which required the amortization of goodwill to cease. See Note 3, "Adoption of Statements of Financial Accounting Standards" and Note 6, "Goodwill and Other Intangible Assets" for additional discussion.

Other expense was up $1.3 million from 1Q01, principally attributable to higher loan expenses (notably volume-driven credit card and residential mortgage loan costs).

Income Taxes

Income tax expense for 1Q02 was $19.6 million, up $4.4 million from 1Q01. The effective tax rate (income tax expense divided by income before taxes) was 27.7% and 26.5% for 1Q02 and 1Q01, respectively. This increase is primarily attributable to the increase in net income before tax and an increase in state tax expense.

Income tax expense recorded in the consolidated income statement involves the interpretation and application of certain accounting pronouncements and federal and state tax codes, and is, therefore, considered a critical accounting policy. The Corporation undergoes examination by various regulatory taxing authorities. Such agencies may require that changes in the amount of tax expense or valuation allowance be recognized when their interpretations differ from those of management, based on their judgments about information available to them at the time of their examinations.

Balance Sheet

At March 31, 2002, total assets were $14.3 billion, an increase of $1.2 billion, or 9.2%, over March 31, 2001. The growth in assets is predominantly attributable to the acquisition of Signal, which contributed $1.1 billion to period end assets. Excluding Signal, total assets were relatively unchanged from 1Q01. Loan growth since 1Q01 was $822 million or 9.2%, with $753 million attributable to the Signal acquisition. Excluding the Signal acquisition, loans grew less than 1% over the comparable quarter last year. The growth in loans was almost exclusively in commercial loans, which grew $1.2 billion (with $560 million attributable to Signal) and now comprise 61% of total loans. However, loan growth was tempered by a $630 million decline in residential real estate attributable to high refinance activity and sales of current production into the secondary market. Total deposits were up $505 million or 5.8%; however, total deposits excluding Signal were down $290 million or 3.3%, with $188 million attributable to a reduction in brokered CDs and $12 million to a 4Q01 branch deposit sale. Demand deposits grew $228 million (18.8%), with $168 million attributable to the Signal acquisition, to represent 16% of total deposits, compared to 14% a year earlier. Short-term borrowings decreased $920 million, primarily in short-term Federal Home Loan Bank advances, as longer-term funding sources were utilized. Since March 31, 2001, long-term debt grew $1.4 billion due to the issuance of $200 million of subordinated debt, $200 million of bank notes, the increased use of long-term Federal Home Loan Bank advances, and $77 million attributable to the Signal.

Since year-end 2001, total assets, excluding Signal, decreased $457 million, while loans, excluding Signal, remained level at $9.0 billion. Total deposits without Signal were down $215 million.

-------------------------------------------------------------------------------------------------
                                            TABLE 6
                                  Period End Loan Composition
                                        ($ in Thousands)
-------------------------------------------------------------------------------------------------
                                March 31,     % of     March 31,    % of      Dec. 31,    % of
                                   2002       Total       2001      Total       2001      Total
-------------------------------------------------------------------------------------------------
Commercial, financial &
  agricultural                 $ 2,162,954      22%  $ 1,704,514      19%   $ 1,783,300     20%
Real estate-construction           801,467       8       689,496       8        797,734      9
Commercial real estate           2,920,865      30     2,328,863      26      2,630,964     29
Lease financing                     37,211       1        14,639      --         11,629     --
                               ------------------------------------------------------------------
   Commercial                    5,922,497      61     4,737,512      53      5,223,627     58
Residential real estate          2,418,822      25     3,048,955      34      2,524,199     28
Home equity                        695,519       7       511,911       6        609,254      7
                               ------------------------------------------------------------------
   Residential mortgage          3,114,341      32     3,560,866      40      3,133,453     35
Consumer                           720,746       7       637,165       7        662,784      7
                               ------------------------------------------------------------------
Total loans                    $ 9,757,584     100%  $ 8,935,543     100%   $ 9,019,864    100%
                               ==================================================================
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
                                            TABLE 7
                                 Period End Deposit Composition
                                        ($ in Thousands)
-------------------------------------------------------------------------------------------------
                                March 31,     % of     March 31,    % of      Dec. 31,    % of
                                   2002       Total       2001      Total       2001      Total
-------------------------------------------------------------------------------------------------
Noninterest-bearing demand     $ 1,437,798      16%  $ 1,209,762      14%   $ 1,425,109     17%
Savings                            883,794      10       849,605      10        801,648      9
Interest bearing demand            989,519      11       790,819       9        922,164     11
Money market                     2,084,671      23     1,628,030      19      1,814,098     21
Brokered CDs                       315,184       3       502,567       6        290,000      3
Other time                       3,481,726      37     3,706,908      42      3,359,592     39
                               ------------------------------------------------------------------
Total deposits                 $ 9,192,692     100%  $ 8,687,691     100%   $ 8,612,611    100%
                               ==================================================================

Total deposits, excluding
  Brokered CDs                 $ 8,877,508      97%  $ 8,185,124      94%   $ 8,322,611     97%
                               ==================================================================
-------------------------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
                                     TABLE 8
               Allowance for Loan Losses and Nonperforming Assets
                                ($ in Thousands)
--------------------------------------------------------------------------------
                                             At and for the        At and for
                                           three months ended    the Year ended
                                                March 31,          December 31,
--------------------------------------------------------------------------------
                                             2002         2001         2001
--------------------------------------------------------------------------------
Allowance for Loan Losses:
Balance at beginning of period            $ 128,204    $ 120,232    $ 120,232
Balance related to acquisitions              11,985         --           --
Provision for loan losses                    11,251        5,582       28,210
Charge-offs                                  (7,985)      (2,910)     (22,639)
Recoveries                                      895          764        2,401
                                          -----------------------------------
    Net loan charge-offs                     (7,090)      (2,146)     (20,238)
                                          -----------------------------------
Balance at end of period                  $ 144,350    $ 123,668    $ 128,204
                                          ===================================
Nonperforming Assets:
Nonaccrual loans                          $  63,626    $  50,310    $  48,238
Accruing loans past due 90 days or more       4,991        4,788        3,649
Restructured loans                            3,097          146          238
                                          -----------------------------------
Total nonperforming loans                    71,714       55,244       52,125
Other real estate owned                       2,782        3,285        2,717
                                          -----------------------------------
      Total nonperforming assets          $  74,496    $  58,529    $  54,842
                                          ===================================
Ratios:
Allowance for loan losses to net
  charge-offs (annualized)                     5.02x       14.21x        6.33x
Ratio of net charge-offs to average
  loans (annualized)                           0.31%        0.10%        0.22%
Allowance for loan losses to total loans       1.48%        1.38%        1.42%
Nonperforming loans to total loans             0.73%        0.62%        0.58%
Nonperforming assets to total assets           0.52%        0.45%        0.40%
Allowance for loan losses to
  nonperforming loans                           201%         224%         246%
--------------------------------------------------------------------------------

As of March 31, 2002, the allowance for loan losses was $144.4 million, representing 1.48% of loans outstanding, compared to $123.7 million, or 1.38% of loans, at March 31, 2001, and $128.2 million, or 1.42% at year-end 2001. At March 31, 2002, the allowance for loan losses was 201% of nonperforming loans compared to 224% and 246% at March 31 and December 31, 2001, respectively. Table 8 provides additional information regarding activity in the allowance for loan losses.

The allowance for loan losses at March 31, 2002 increased $20.7 million (16.7%) since March 31, 2001 and $16.1 million (12.6%) since December 31, 2001, with approximately $12.0 million of the increase attributable to the Signal acquisition. The remainder of the increase is, in part, in response to continued growth in loans and the increase in nonperforming loans between comparable periods (see Table 8 and section "Nonperforming Loans and Other Real Estate Owned"). Loans at March 31, 2002, grew $822 million (9.2%) since March 31, 2001, predominantly in commercial loans (see commercial, financial and agricultural; commercial real estate and real estate construction loans included in Table 6). Period end loans grew $738 million since year-end. The mix of commercial loans increased as a percent of total loans to 61% at March 31, 2002 compared to 53% at March 31, 2001 and 58% at December 31, 2001.

Gross charge-offs were $8.0 million for the three months ending March 31, 2002, $2.9 million for the comparable period ending March 31, 2001 and $22.6 million for year-end 2001, while recoveries for the corresponding periods were $0.9 million, $0.8 million and $2.4 million, respectively. As a result, the ratio of net charge-offs to average loans on an annualized basis was 0.31%, 0.10%, and 0.22% for 1Q02, 1Q01, and for the 2001 year, respectively.

The allowance for loan losses represents management's estimate of an amount adequate to provide for probable credit losses in the loan portfolio at the balance sheet date. Management's evaluation of the adequacy of the allowance for loan losses is based on management's ongoing review and grading of the loan portfolio, consideration of past loan loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, existing economic conditions, the fair value of underlying collateral, and other factors which could affect probable credit losses. Assessing these numerous factors involves significant judgment, and therefore, management considers the allowance for loan losses a critical accounting policy. Thus, in general, the change in the allowance for loan losses is a function of a number of factors, including but not limited to changes in the loan portfolio (see Table 6), net charge-offs and nonperforming loans (see Table 8).

Management believes the allowance for loan losses to be adequate at March 31, 2002. While management uses available information to recognize losses on loans, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions and the impact of such change on the Corporation's borrowers. As an integral part of their examination process, various regulatory agencies also review the allowance for loan losses. Such agencies may require that certain loan balances be charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

Nonperforming Loans and Other Real Estate Owned

Management is committed to promptly identifying and resolving nonaccrual and problem loans. This philosophy is embodied through the ongoing monitoring and reviewing of all pools of risk in the loan portfolio to ensure that problem loans are identified quickly and the risk of loss is minimized.

Nonperforming loans are considered an indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, loans 90 days or more past due but still accruing and restructured loans. The Corporation specifically excludes student loan balances that are 90 days or more past due and still accruing and that have contractual government guarantees as to collection of principal and interest, from its definition of nonperforming loans. The Corporation had $20 million, $21 million and $20 million of these loans at March 31, 2002, December 31, 2001, and March 31, 2001, respectively.

Table 8 provides detailed information regarding nonperforming assets. Total nonperforming loans at March 31, 2001 were up $19.6 million and $16.5 million, from year-end 2001, and 1Q01, respectively. The ratio of nonperforming loans to total loans was .73% at 1Q02, as compared to .58% and .62% at year-end 2001, and 1Q01, respectively. Nonaccrual loans account for the majority of the $16.5 million increase in nonperforming loans between the comparable first quarter periods. Nonaccrual loans increased $13.3 million (of which, $7.6 million was acquired with the Signal acquisition and the remainder was primarily attributable to the addition of two large commercial credits), accruing loans past due 90 or more days were relatively unchanged, and restructured loans increased $3.0 million (primarily attributable to the addition of one large commercial credit). Nonaccrual loans also account for the majority of the $19.6 million increase in nonperforming loans since year-end 2001. Nonaccrual loans increased $15.4 million (of which, $7.6 million was acquired with the Signal acquisition and $7.6 million was attributable to the addition of two large commercial credits), accruing loans past due 90 or more days increased $1.3 million (of which, $1.1 million was attributable to the Signal acquisition), and restructured loans were up $2.9 million (predominantly due to the addition of one large commercial credit).

Other real estate owned was $2.8 million at 1Q02, relatively unchanged from December 31, 2001, and down slightly ($503,000) from 1Q01.

Potential problem loans are loans where there are doubts as to the ability of the borrower to comply with present repayment terms. The decision of management to place loans in this category does not necessarily mean that the Corporation expects losses to occur but that management recognizes that a higher degree of risk is associated with these performing loans. At March 31, 2002, potential problem loans totaled $193 million. The loans that have been reported as potential problem loans are not concentrated in a particular industry. Management does not presently expect significant losses from credits in this category.

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

For the three months ended March 31, 2002, net cash provided from operating and investing activities was $231.8 million and $1.2 million, respectively, while financing activities used net cash of $429.3 million, for a net decrease in cash and cash equivalents of $196.3 million since year-end 2001. Generally, during 1Q02, anticipated maturities of time deposits occurred and net asset growth since year-end 2001 was strong due to the Signal acquisition. Thus, other funding sources were utilized, particularly long-term debt, to finance the Signal acquisition, replenish the net decrease in deposits, repay short-term borrowings, and to provide for common stock repurchases and the payment of cash dividends to the Corporation's stockholders.

For the three months ended March 31, 2001, net cash was provided by investing activities ($66.3 million), while net cash was used by both operating and financing activities ($43.4 million and $72.3 million, respectively), for a net decrease in cash and cash equivalents of $49.4 million since year-end 2000. Generally, during 1Q01, anticipated maturities of time deposits (primarily in brokered CDs) occurred, while total asset growth since year-end 2000 was moderate. Thus, other financing sources increased, particularly short-term borrowings, to help replenish the net decrease in deposits and to provide for common stock repurchases and payment of cash dividends to the Corporation's stockholders.

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

In addition to affiliate dividends, the parent company has multiple funding sources that could be used to increase liquidity and provide additional financial flexibility. These sources include a revolving credit facility, commercial paper, and a shelf registration. The parent company has available a $100 million revolving credit facility with established lines of credit from nonaffiliated banks, of which $100 million was available at March 31, 2002. During 2000, a $200 million commercial paper program was initiated, of which $200 million was available at March 31, 2002. Additionally, effective in May 2001, the parent company filed a registration statement utilizing a "shelf" registration process. Under this shelf process, the parent company may offer up to $500 million of any combination of the following securities, either separately or in units: debt securities, preferred stock, depositary shares, common stock, and warrants. In August 2001, the parent company obtained $200 million in a subordinated notes offering, bearing a 6.75% fixed coupon rate and a 10-year maturity. At March 31, 2002, $300 million was available under the shelf registration. In May 2002, the parent company filed a preliminary registration statement to utilize a "shelf" registration. Under this shelf process, the parent company may offer up to $300 million of trust preferred securities.

During 2000, the four largest subsidiary banks (Associated Bank Illinois, National Association, Associated Bank Milwaukee, Associated Bank Green Bay, National Association, and Associated Bank North) established a $2.0 billion bank note program. During 2001 the Corporation merged its Wisconsin banks into a single national charter named Associated Bank, National Association; thus, subsequently the program is associated with Associated Bank Illinois, National Association and Associated Bank, National Association. Under this program, short-term and long-term debt may be issued. As of March 31, 2002, $200 million of long-term, variable rate bank notes were outstanding, and $1.8 billion remain available under this program.

The parent company and certain banks are rated by Moody's, Standard and Poor's (S&P), and Fitch. These ratings, along with the Corporation's other ratings, provide opportunity for greater funding capacity and funding alternatives.

Capital

On April 24, 2002, the Board of Directors declared a 10% stock dividend, payable May 15 to shareholders of record at the close of business on April 29. All share and per share data in the accompanying consolidated financial statements has been adjusted to reflect the 10% stock dividend paid. As a result of the stock dividend, the Corporation on the payable date will distribute 7.0 million shares of common stock. Any fractional shares resulting from the dividend will be paid in cash.

Stockholders' equity at March 31, 2002 increased to $1.2 billion, compared to $1.0 billion at March 31, 2001. The increase in equity between the two periods was primarily composed of the retention of earnings, the issuance of common stock in connection with the Signal acquisition, and the exercise of stock options, with offsetting decreases to equity from the payment of dividends and the repurchase of common stock. Additionally, stockholders' equity at March 31, 2002 included $49.0 million of accumulated other comprehensive income, predominantly related to unrealized gains on securities available for sale, net of the tax effect. At March 31, 2001, stockholders' equity included $49.2 million of accumulated other comprehensive income, primarily related to unrealized gains on securities available for sale, net of the tax effect. Stockholders' equity to assets was 8.59% and 7.80% at March 31, 2002 and 2001, respectively.

Stockholders' equity grew $160.4 million since year-end 2001. The increase in equity between the two periods was primarily composed of the retention of earnings, the issuance of common stock in connection with the Signal acquisition, and the exercise of stock options, with offsetting decreases to equity from the payment of dividends and the repurchase of common stock. Additionally, stockholders' equity at year-end, included $47.2 million of accumulated other comprehensive income, predominantly related to unrealized gains on securities available for sale, net of the tax effect. Stockholders' equity to assets at March 31, 2002 was 8.59%, compared to 7.87% at December 31, 2001.

Cash dividends of $0.28 per share were paid in 1Q02, compared to $0.26 per share in 1Q01, an increase of 6.9%.

The Board of Directors has authorized management to repurchase shares of the Corporation's common stock each quarter in the market, to be made available for issuance in connection with the Corporation's employee incentive plans and for other corporate purposes. The Board of Directors authorized the repurchase of up to 330,000 shares per quarter in 2002. During 1Q02, 330,000 shares were repurchased under this authorization, at an average cost of $31.86 per share. Additionally, under two separate actions in 2000, the Board of Directors authorized the repurchase and cancellation of the Corporation's outstanding shares, not to exceed approximately 7.3 million shares. Under this authorization 123,750 shares were repurchased during 1Q02, at an average cost of $32.01 per share, while approximately 3.3 million shares remain authorized to repurchase at March 31, 2002. No shares were repurchased under the 2000 authorizations during 1Q01. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities.

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

                                             TABLE 9
                                         Capital Ratios
                              (In Thousands, except per share data)
-------------------------------- ------------- ------------ ------------ ----------- -------------
                                     March 31,    Dec. 31,    Sept. 30,     June 30,    March 31,
                                       2002         2001         2001         2001        2001
-------------------------------- ------------- ------------ ------------ ----------- -------------
Total stockholders' equity        $ 1,230,820  $ 1,070,416  $ 1,078,874  $ 1,050,678  $ 1,023,978
Tier 1 capital                        969,888      924,871      913,281      896,276      870,096
Total capital                       1,309,433    1,253,036    1,238,673    1,020,620      989,683
Market capitalization               2,622,307    2,305,672    2,230,131    2,379,119    2,198,989
                                  ----------------------------------------------------------------
Book value per common share       $     16.23  $     14.89  $     14.90  $     14.45  $     14.08
Cash dividend per common share           0.28         0.28         0.28         0.28         0.26
Stock price at end of period            34.57        32.08        30.81        32.72        30.23
Low closing price for the period        30.37        28.89        27.12        28.75        27.05
High closing price for the period       35.29        32.71        33.55        32.72        32.90
                                  ----------------------------------------------------------------
Total equity / assets                    8.59%        7.87%        7.95%        7.95%        7.80%
Tangible common equity / assets          7.15         7.20         7.27         7.23         7.06
Tier 1 leverage ratio                    7.28         7.03         7.02         6.93         6.74
Tier 1 risk-based capital ratio          9.43         9.71         9.73         9.64         9.69
Total risk-based capital ratio          12.73        13.15        13.19        10.98        11.02
                                  ----------------------------------------------------------------
Shares outstanding (period end)        75,849       71,869       72,386       72,716       72,748
Basic shares outstanding (average)     73,142       72,137       72,692       72,760       72,765
Diluted shares outstanding (average)   74,042       72,746       73,297       73,360       73,357
--------------------------------------------------------------------------------------------------

Subsequent Events

On April 24, 2002, the Board of Directors declared a 10% stock dividend payable on May 15, 2002, to shareholders of record at the close of business on April 29, 2002. Any fractional shares resulting from the dividend will be paid in cash. All share and per share data amounts contained in the consolidated financial statements have been restated to reflect the effect of this stock dividend.

On April 24, 2002, the Board of Directors declared a $0.31 per share dividend payable on May 15, 2002, to shareholders of record as of May 3, 2002. This cash dividend has not been reflected in the accompanying consolidated financial statements.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk arises from exposure to changes in interest rates, exchange rates, commodity prices, and other relevant market rate or price risk. The Corporation faces market risk in the form of interest rate risk through other than trading activities. Market risk from other than trading activities in the form of interest rate risk is measured and managed through a number of methods. The Corporation uses financing modeling techniques that measure the sensitivity of future earnings due to changing rate environments to measure interest rate risk. Policies established by the Corporation's Asset/Liability Committee and approved by the Corporation's Board of Directors limit exposure of earnings at risk. General interest rate movements are used to develop sensitivity as the Corporation feels it has no primary exposure to a specific point on the yield curve. These limits are based on the Corporation's exposure to a 100 bp and 200 bp immediate and sustained parallel rate move, either upward or downward.

In order to measure earnings sensitivity to changing rates, the Corporation uses static gap analysis. The static gap analysis starts with contractual repricing information for assets, liabilities, and off-balance sheet instruments. These items are then combined with repricing estimations for administered rate (interest-bearing demand deposits, savings, and money market accounts) and non-rate related products (demand deposit accounts, other assets, and other liabilities) to create a baseline repricing balance sheet. In addition to the contractual information, residential mortgage whole loan products and mortgage-backed securities are adjusted based on industry estimates of prepayment speeds that capture the expected prepayment of principal above the contractual amount based on how far away the contractual coupon is from market coupon rates.

The following table represents the Corporation's consolidated static gap position as of March 31, 2002.

Interest Rate Sensitivity Analysis

                                                                       March 31, 2002
                                     ------------------------------------------------------------------------------------
                                                                 Interest Sensitivity Period
                                                      91-180       181-365     Total Within
                                        0-90 Days      Days          Days         1 Year     Over 1 Year      Total
                                     ------------------------------------------------------------------------------------
                                                                ($ in Thousands)
Earning assets:
  Loans, held for sale               $   149,945   $       --   $        --    $   149,945    $        --   $    149,945
  Investment securities,
    at amortized cost                    623,554      131,016       282,974      1,037,544      2,326,867      3,364,411
  Loans                                4,817,485      746,970       749,220      6,313,675      3,443,909      9,757,584
  Other earning assets                    82,168           --            --         82,168             --         82,168
                                     ------------------------------------------------------------------------------------
Total earning assets                 $ 5,673,152   $  877,986   $ 1,032,194    $ 7,583,332    $ 5,770,776   $ 13,354,108
                                     ====================================================================================
Interest-bearing liabilities:
  Interest-bearing deposits(1)(2)    $ 1,798,780   $ 1,074,549  $ 1,588,365    $ 4,461,694    $ 4,415,814   $  8,877,508
  Other interest-bearing
    liabilities (2)                    2,568,266       202,859      312,744      3,083,869        950,675      4,034,544
  Interest rate swaps                   (403,814)      200,000      200,000         (3,814)         3,814             --
                                     ------------------------------------------------------------------------------------
Total interest-bearing
  liabilities                        $ 3,963,232   $ 1,477,408  $ 2,101,109    $ 7,541,749    $ 5,370,303   $ 12,912,052
                                     ====================================================================================
Interest sensitivity gap             $ 1,709,920   $  (599,422) $(1,068,915)   $    41,583    $   400,473   $    442,056
Cumulative interest
  sensitivity gap                    $ 1,709,920   $ 1,110,498  $     41,583

12 Month cumulative gap as a
  percentage of earning assets at
    March 31, 2002                          12.8%          8.3%          0.3%
                                     ====================================================================================

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

(2) For analysis purposes, Brokered CDs of $315 million have been included with other interest-bearing liabilities and excluded from interest-bearing deposits.

The static gap analysis in the table above provides a representation of the Corporation's earnings sensitivity to changes in interest rates. It is a static indicator that does not reflect various repricing characteristics and may not necessarily indicate the sensitivity of net interest income in a changing interest rate environment. Since December 31, 2001, the Corporation has moved from a liability sensitive balance sheet to a slightly asset sensitive balance sheet as measured at the 12 month cumulative gap position. The predominant reasons for this change in market risk since year-end include the impact of the Signal acquisition, stronger loan prepayment, and the continued replacement of short-term borrowings with long-term debt.

                              ASSOCIATED BANC-CORP
                           PART II - OTHER INFORMATION

ITEM 6: Exhibits and Reports on Form 8-K

        (a)    Exhibits:

               Exhibit 11, Statement regarding computation of per-share earnings. See Note 4 of the notes to consolidated financial statements in Part I Item I.

        (b)    Reports on Form 8-K:

        There were no reports on Form 8-K filed
        for the three months ended March 31, 2002.

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

                                          ASSOCIATED BANC-CORP
                                          --------------------------------------
                                          (Registrant)


Date:  May 13, 2002                       /s/ Robert C. Gallagher
                                          --------------------------------------
                                          Robert C. Gallagher
                                          President and Chief Executive Officer


Date:  May 13, 2002                       /s/ Joseph B. Selner
                                          --------------------------------------
                                          Joseph B. Selner
                                          Principal Financial Officer