Form 10-Q
period 2002-06-30
ASSOCIATED BANC-CORP
filed 2002-08-14
CIK 7789

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934 ----- For the quarterly period ended June 30, 2002

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

     For the transition period from                      to
                                    ---------------------  ---------------------

Commission file number               0-5519
                      ----------------------------------------------------------

                              Associated Banc-Corp
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Wisconsin                                       39-1098068
--------------------------------------------------------------------------------
(State or other jurisdictionof                (IRS employer identification no.)
 incorporation or organization)

1200 Hansen Road, Green Bay, Wisconsin                            54304
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant's common stock, par value $0.01 per share, at July 31, 2002, was 75,600,471 shares.

                              ASSOCIATED BANC-CORP
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I.  Financial Information

         Item 1.  Financial Statements (Unaudited):

                  Consolidated Balance Sheets -
                  June 30, 2002, June 30, 2001 and December 31, 2001        3

                  Consolidated Statements of Income -
                  Three and Six Months Ended June 30, 2002 and 2001         4

                  Consolidated Statement of Changes in
                  Stockholders' Equity - Six Months Ended June 30, 2002     5

                  Consolidated Statements of Cash Flows -
                  Six Months Ended June 30, 2002 and 2001                   6

                  Notes to Consolidated Financial Statements                7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            17

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                              33

PART II. Other Information

         Item 4.  Submission of Matters to a Vote of Security Holders      35

         Item 6.  Exhibits and Reports on Form 8-K                         36

 Signatures                                                                37

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

                              ASSOCIATED BANC-CORP
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                   June 30,        June 30,      December 31,
                                                                     2002            2001           2001
                                                               -----------------------------------------------
                                                                      (In Thousands, except share data)
ASSETS
Cash and due from banks                                        $    346,708    $    309,521    $    587,994
Interest-bearing deposits in other financial institutions            11,853           4,692           5,427
Federal funds sold and securities purchased under agreements
  to resell                                                          51,275          42,350          12,015
Investment securities available for sale, at fair value           3,424,127       3,249,373       3,197,021
Loans held for sale                                                 123,520         128,192         301,707
Loans                                                             9,882,669       8,983,678       9,019,864
Allowance for loan losses                                          (148,733)       (126,390)       (128,204)
                                                               --------------------------------------------
  Loans, net                                                      9,733,936       8,857,288       8,891,660
Premises and equipment                                              134,766         122,592         119,528
Goodwill                                                            211,611          95,638          92,397
Other intangible assets                                              47,239          41,118          37,991
Other assets                                                        391,457         361,525         358,634
                                                               --------------------------------------------
  Total assets                                                 $ 14,476,492    $ 13,212,289    $ 13,604,374
                                                               ============================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing deposits                                   $  1,566,487    $  1,175,615    $  1,425,109
Interest-bearing deposits, excluding Brokered CDs                 7,225,789       7,001,753       6,897,502
Brokered CDs                                                        233,968         322,858         290,000
                                                               --------------------------------------------
  Total deposits                                                  9,026,244       8,500,226       8,612,611
Short-term borrowings                                             2,301,853       2,958,835       2,643,851
Long-term debt                                                    1,513,131         522,234       1,103,395
Company-obligated mandatorily redeemable
  preferred securities                                              174,636             ---             ---
Accrued expenses and other liabilities                              185,383         180,316         174,101
                                                               --------------------------------------------
  Total liabilities                                              13,201,247      12,161,611      12,533,958

Stockholders' equity
  Preferred stock                                                       ---             ---             ---
  Common stock (par value $0.01 per share,
    authorized 100,000,000 shares, issued
    76,727,110, 73,042,372 and 72,791,792 shares,
    respectively)                                                       767             664             662
  Surplus                                                           682,519         297,289         289,751
  Retained earnings                                                 552,230         710,052         760,031
  Accumulated other comprehensive income                             72,171          51,857          47,176
  Treasury stock, at cost (981,469, 326,759 and 922,902
    shares, respectively)                                           (32,442)         (9,184)        (27,204)
                                                               --------------------------------------------
  Total stockholders' equity                                      1,275,245       1,050,678       1,070,416
                                                               --------------------------------------------
  Total liabilities and stockholders' equity                   $ 14,476,492    $ 13,212,289    $ 13,604,374
                                                               ============================================

See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:

                              ASSOCIATED BANC-CORP
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                 Three Months Ended       Six Months Ended
                                                                      June 30,                June 30,
                                                                  2002        2001        2002        2001
                                                               -----------------------------------------------
                                                                    (In Thousands, except per share data)
INTEREST INCOME
  Interest and fees on loans                                   $ 158,321   $ 178,236    $ 309,670   $ 362,611
  Interest and dividends on investment securities:
    Taxable                                                       33,114      37,082       65,886      75,654
    Tax exempt                                                     9,988      10,042       19,968      20,206
  Interest on deposits in other financial institutions               258          94          345         215
  Interest on federal funds sold and securities
    purchased under agreements to resell                             176         194          294         641
                                                               ----------------------------------------------
    Total interest income                                        201,857     225,648      396,163     459,327
INTEREST EXPENSE
  Interest on deposits                                            45,560      78,965       93,789     170,392
  Interest on short-term borrowings                               13,840      38,140       27,495      81,444
  Interest on long-term debt, including preferred securities      16,689       4,591       31,684       6,536
                                                               ----------------------------------------------
    Total interest expense                                        76,089     121,696      152,968     258,372
                                                               ----------------------------------------------
NET INTEREST INCOME                                              125,768     103,952      243,195     200,955
  Provision for loan losses                                       12,003       6,365       23,254      11,947
                                                               ----------------------------------------------
  Net interest income after provision for loan losses            113,765      97,587      219,941     189,008
NONINTEREST INCOME
  Trust service fees                                               7,722       7,339       15,093      15,411
  Service charges on deposit accounts                             11,733       9,550       21,613      18,295
  Mortgage banking                                                 9,637      15,504       22,241      24,689
  Credit card and other nondeposit fees                            7,094       7,121       13,166      13,896
  Retail commissions                                               5,885       4,265       10,501       8,749
  Bank owned life insurance income                                 3,469       3,184        6,739       6,318
  Asset sale gains, net                                               41         383          372         915
  Investment securities gains (losses), net                          ---          (4)         ---         242
  Other                                                            4,322       3,687        7,578       6,833
                                                               ----------------------------------------------
    Total noninterest income                                      49,903      51,029       97,303      95,348
NONINTEREST EXPENSE
  Personnel expense                                               48,764      41,233       93,758      81,538
  Occupancy                                                        6,650       5,927       12,787      12,281
  Equipment                                                        3,727       3,650        7,217       7,330
  Data processing                                                  5,304       4,822       10,107       9,665
  Business development and advertising                             3,126       3,191        6,572       6,192
  Stationery and supplies                                          1,786       2,330        3,830       4,062
  FDIC expense                                                       402         446          774         880
  Mortgage servicing rights expense                                3,874       2,710        6,771       6,609
  Goodwill amortization expense                                      ---       1,385          ---       2,769
  Intangible amortization expense                                    884         717        1,599       1,434
  Legal and professional fees                                      1,461         777        2,753       1,669
  Other                                                           15,459      15,090       27,936      26,299
                                                               ----------------------------------------------
    Total noninterest expense                                     91,437      82,278      174,104     160,728
                                                               ----------------------------------------------
Income before income taxes                                        72,231      66,338      143,140     123,628
Income tax expense                                                20,048      20,319       39,658      35,523
                                                               ----------------------------------------------
NET INCOME                                                     $  52,183   $  46,019    $ 103,482   $  88,105
                                                               ==============================================

Earnings per share:
  Basic                                                        $    0.69   $    0.63    $    1.39   $    1.21
  Diluted                                                      $    0.68   $    0.63    $    1.37   $    1.20
Average shares outstanding:
  Basic                                                           75,922      72,760       74,540      72,763
  Diluted                                                         77,041      73,360       75,510      73,344


See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:

                              ASSOCIATED BANC-CORP
            Consolidated Statement of Changes in Stockholders' Equity
                                   (Unaudited)

                                                                                Accumulated
                                                                                   Other
                                              Common                Retained   Comprehensive   Treasury
                                              Stock     Surplus     Earnings       Income        Stock        Total
                                            --------------------------------------------------------------------------
                                                              (In Thousands, except per share data)
Balance, December 31, 2001                  $  662     $ 289,751    $ 760,031     $ 47,176    $ (27,204)  $ 1,070,416
Comprehensive income:
  Net income                                   ---           ---      103,482          ---          ---       103,482
  Net unrealized holding loss on
    derivative instruments,
    net of tax of $2.4 million                 ---           ---          ---       (3,642)         ---        (3,642)
  Net unrealized holding gains on
    securities available for
    sale, net of tax of $16.4 million          ---           ---          ---       28,637          ---        28,637
                                                                                                           -----------
      Comprehensive income                                                                                    128,477
                                                                                                           -----------
Cash dividends, $0.59 per share                ---           ---      (43,739)         ---          ---       (43,739)
Common stock issued:
  Business combinations                         37       133,892          ---          ---          ---       133,929
  Incentive stock options                      ---           ---       (8,904)         ---       21,001        12,097
  10% stock dividend                            70       258,570     (258,640)         ---          ---           ---
Purchase and retirement of treasury stock
  in connection with repurchase program         (2)       (3,960)         ---          ---          ---        (3,962)
Purchase of treasury stock                     ---           ---          ---          ---      (26,239)      (26,239)
Tax benefit of stock options                   ---         4,266          ---          ---          ---         4,266
                                            --------------------------------------------------------------------------
Balance, June 30, 2002                      $  767     $ 682,519    $ 552,230     $ 72,171    $ (32,442)  $ 1,275,245
                                            ==========================================================================

See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:

                              ASSOCIATED BANC-CORP
                      Consolidated Statements Of Cash Flows
                                   (Unaudited)

                                                       For the Six Months Ended June 30,
                                                            2002            2001
                                                       ---------------------------------
                                                               ($ in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                               $   103,482    $    88,105
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Provision for loan losses                                   23,254         11,947
  Depreciation and amortization                                9,247          9,526
  Amortization (accretion) of:
    Mortgage servicing rights                                  6,771          6,609
    Goodwill and other intangible assets                       1,599          4,203
    Investment premiums and discounts                          4,938           (368)
    Deferred loan fees and costs                                 419         (1,190)
  Gain on sales of securities, net                              --             (242)
  Gain on sales of assets, net                                  (372)          (915)
  Gain on sales of loans held for sale, net                  (12,051)        (9,545)
  Mortgage loans originated and acquired for sale         (1,099,984)    (1,008,849)
  Proceeds from sales of mortgage loans held for sale      1,307,327        914,795
  Increase in interest receivable and other assets           (27,457)        (6,963)
  Increase in interest payable and other liabilities           1,319         33,697
                                                         --------------------------
Net cash provided by operating activities                    318,492         40,810
                                                         --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans                                       (114,367)       (76,638)
Capitalization of mortgage servicing rights                  (11,518)        (9,735)
Purchases of:
  Securities available for sale                             (575,928)      (292,255)
  Premises and equipment, net of disposals                    (6,106)        (3,945)
Proceeds from:
  Sales of securities available for sale                        --           57,384
  Maturities of securities available for sale                551,932        305,138
  Sales of other real estate owned and other assets            2,239         13,467
Net cash acquired in business combination                     17,982           --
                                                         --------------------------
Net cash used by investing activities                       (135,766)        (6,584)
                                                         --------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits                                    (369,811)      (791,420)
Net increase (decrease) in short-term borrowings            (444,761)       360,632
Repayment of long-term debt                                  (27,262)          (186)
Proceeds from issuance of long-term debt                     525,351        400,000
Cash dividends                                               (43,739)       (39,695)
Proceeds from exercise of incentive stock options             12,097          3,468
Purchase and retirement of treasury stock                     (3,962)          --
Purchase of treasury stock                                   (26,239)        (6,982)
                                                         --------------------------
Net cash used by financing activities                       (378,326)       (74,183)
                                                         --------------------------
Net decrease in cash and cash equivalents                   (195,600)       (39,957)
Cash and cash equivalents at beginning of period             605,436        396,520
                                                         --------------------------
Cash and cash equivalents at end of period               $   409,836    $   356,563
                                                         ==========================
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
  Interest                                               $   157,989    $   270,221
  Income taxes                                                45,529         32,856
Supplemental schedule of noncash investing activities:
  Securities held to maturity transferred to
    securities available for sale                               --          372,873
  Loans transferred to other real estate                       1,873          1,740

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

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses, mortgage servicing rights, derivative financial instruments and hedging activities, and income taxes.

On April 24, 2002, the Board of Directors declared a 10% stock dividend payable on May 15, 2002, to shareholders of record at the close of business on April 29, 2002. Any fractional shares resulting from the dividend were paid in cash. All share and per share financial information has been restated to reflect the effect of this stock dividend (see Note 4 of the notes to consolidated financial statements).

NOTE 2: Reclassifications

Certain items in the prior period consolidated financial statements have been reclassified to conform with the June 30, 2002 presentation.

NOTE 3: Adoption of Statements of Financial Accounting Standards ("SFAS")

Effective  July 1,  2001,  the  Corporation  adopted  SFAS  No.  141,  "Business
Combinations," ("SFAS 141"). The Corporation also adopted SFAS No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142") effective January 1, 2002.

SFAS 141 requires that all business combinations be accounted for using the purchase method. Identifiable intangible assets such as core deposit intangibles and mortgage servicing rights are recognized separately from goodwill on the consolidated balance sheet as other intangible assets. Other identifiable intangible assets with a definite life are amortized over their estimated useful lives and are also tested for impairment periodically. Goodwill represents the excess of the price paid for the acquisition of subsidiaries over the fair value of the net assets acquired. Under SFAS 142, goodwill and indefinite life intangibles are no longer amortized but are subject to impairment tests on at least an annual basis. Any impairment of goodwill or intangibles will be recognized as an expense in the period of impairment.

The Corporation was required to complete the transitional goodwill impairment test within six months of adoption of SFAS 142 and to record the impairment, if any, by the end of the fiscal year. Any loss resulting from the transitional impairment test will be recorded as a cumulative effect of a change in accounting principle and charged to net income for the three months ended March 31, 2002. The Corporation completed the transitional goodwill impairment test in the second quarter of 2002 as of January 1, 2002 and May 1, 2002. No impairment loss has been recorded as of January 1, 2002 or May 1, 2002. See Notes 4, 5, and 6 for disclosures about the impact SFAS 141 and SFAS 142 have on the Corporation's consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144") which supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," ("Opinion 30") for the disposal of a segment of a business. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the asset. SFAS 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. The Corporation adopted SFAS 144 on January 1, 2002, as required. The adoption had no effect on the Corporation's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," ("SFAS 145"). SFAS 145 rescinds Statement No. 4 ("SFAS 4"), which required all gains and losses from extinguishment of debt to be classified as an extraordinary item, net of the related income tax effect, if material in the aggregate. Due to the rescission of SFAS 4, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement No. 64 amended SFAS 4, and is no longer necessary because of the rescission of SFAS 4. Statement No. 44, which established accounting requirements for the effects of transition provisions of the Motor Carrier Act of 1980, is no longer necessary because the transition has been completed. SFAS 145 also amends Statement No. 13 ("SFAS 13") to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In addition, SFAS 145 also makes technical corrections to existing pronouncements which are generally not substantive in nature. The provisions of SFAS 145 related to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria for classification as an extraordinary item will be reclassified. The provisions of SFAS 145 related to SFAS 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS 145 shall be effective for financial statements issued on or after May 15, 2002. The adoption had no effect on the Corporation's financial position or results of operations.

NOTE 4:  Earnings Per Share

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options.

On April 24, 2002, the Board of Directors declared a 10% stock dividend, payable May 15 to shareholders of record at the close of business on April 29. All share and per share data in the accompanying consolidated financial statements has been adjusted to reflect the declaration of the 10% stock dividend. As a result of the stock dividend, the Corporation distributed approximately 7.0 million shares of common stock. Any fractional shares resulting from the dividend were paid in cash.

Presented below are the calculations for basic and diluted earnings per share, as reported, as well as adjusted to exclude the amortization of goodwill affected by adopting SFAS 142.

                                               Three Months Ended      Six Months Ended
                                                    June 30,               June 30,
                                                 2002       2001        2002        2001
                                               --------------------------------------------
                                                   (In Thousands, except per share data)
Net income, as reported                        $ 52,183   $ 46,019   $ 103,482   $  88,105
Adjustment: Goodwill amortization                   ---      1,385         ---       2,769
                                               -------------------------------------------
Net income, adjusted                           $ 52,183   $ 47,404   $ 103,482   $  90,874
                                               ===========================================

Weighted average shares outstanding              75,922     72,760      74,540      72,763
Effect of dilutive stock options outstanding      1,119        600         970         581
                                               -------------------------------------------
Diluted weighted average shares outstanding      77,041     73,360      75,510      73,344
                                               ===========================================

Basic earnings per share:
Basic earnings per share, as reported          $   0.69   $   0.63   $    1.39   $    1.21
Adjustment: Goodwill amortization                   ---       0.02         ---        0.04
                                               -------------------------------------------
Basic earnings per share, adjusted             $   0.69   $   0.65   $    1.39   $    1.25
                                               ===========================================

Diluted earnings per share:
Diluted earnings per share, as reported        $   0.68   $   0.63   $    1.37   $    1.20
Adjustment: Goodwill amortization                   ---       0.02         ---        0.04
                                               -------------------------------------------
Diluted earnings per share, adjusted           $   0.68   $   0.65   $    1.37   $    1.24
                                               ===========================================

NOTE 5: Business Combination

There was one completed business combination during 2002 and none during 2001. The acquisition was accounted for under the purchase method of accounting; thus, the results of operations prior to the consummation date are not included in the accompanying consolidated financial statements. Goodwill, core deposit intangibles, and other purchase accounting adjustments are recorded upon the consummation of a purchase acquisition where the purchase price exceeds the fair value of net assets acquired.

On February 28, 2002, the Corporation consummated its acquisition of 100% of the outstanding common shares of Signal Financial Corporation, a financial holding company headquartered in Mendota Heights, Minnesota ("Signal"). Signal operated banking branches in nine locations in the Twin Cities and Eastern Minnesota. As a result of the acquisition, the Corporation expanded its Minnesota presence, particularly in the Twin Cities area.

The Signal transaction was consummated through the issuance of approximately 4.1 million shares of common stock and $58.4 million in cash for a purchase price of $192.5 million. The value of the shares was determined using the closing stock price of the Corporation's stock on September 10, 2001, the initiation date of the transaction.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition.

                                                                 $ in Millions
                                                                 -------------

Investment securities available for sale                          $    163.8
Loans                                                                  760.0
Allowance for loan losses                                              (12.0)
Other assets                                                           118.1
Intangible asset                                                         5.6
Goodwill                                                               119.7
                                                                  ----------
  Total assets acquired                                           $  1,155.2

Deposits                                                          $    784.8
Borrowings                                                             165.5
Other liabilities                                                       12.4
                                                                  ----------
  Total liabilities assumed                                       $    962.7
                                                                  ----------
Net assets acquired                                               $    192.5
                                                                  ==========

The intangible asset represents a core deposit intangible with a ten-year weighted-average useful life. The $119.7 million of goodwill was assigned to the banking segment during first quarter of 2002, as part of the adoption of SFAS 142.

The following represents supplemental pro forma disclosure required by SFAS 141 of total revenue, net income, and earnings per share as though the business combination had been completed at the beginning of the earliest comparable period.

                                                Six months ended June 30,
                                                2002                2001
                                          -------------------------------------
                                          (In Thousands, except per share data)

Total revenue                                $ 350,322           $ 323,511
Net income                                     102,592              93,077
Basic earnings per share                          1.35                1.21
Diluted earnings per share                        1.33                1.20

NOTE 6: Goodwill and Other Intangible Assets

Upon the adoption of SFAS 142 effective January 1, 2002, the Corporation had unamortized goodwill in the amount of $92.4 million, of which $85.0 million is no longer being amortized under SFAS 142 and $7.4 million which will continue to be amortized under the provisions of SFAS 72, "Accounting for Certain Acquisitions of Banking and Thrift Institutions," as an identifiable intangible asset subject to amortization. Also, at January 1, 2002, the Corporation had other intangible assets consisting of core deposit intangibles of $5.9 million and mortgage servicing rights of $32.1 million that will continue to be amortized. The goodwill, core deposit intangibles, and mortgage servicing rights are assigned to the Corporation's banking segment.

The change in the carrying amount of goodwill was as follows.

                                                                              As of and for the year
                                         As of and for the six months ended           ended
Goodwill                                  June 30, 2002      June 30, 2001       December 31, 2001
                                      -------------------------------------------------------------
                                                            ($ in Thousands)
Balance at beginning of year               $  92,397          $  98,908             $  98,908
  Goodwill acquired during period            119,715                ---                   ---
  Goodwill amortization (non-SFAS 72)            ---             (2,769)               (5,509)
  Goodwill amortization (SFAS 72)               (501)              (501)               (1,002)
                                      -------------------------------------------------------------
Balance at end of period                   $ 211,611          $  95,638             $  92,397
                                      =============================================================


Amortization of goodwill (not related to SFAS 72) was zero for the six months ended June 30, 2002, $2.8 million for the six months ended June 30, 2001, and $5.5 million for the year ended December 31, 2001. See Note 4 of the notes to consolidated financial statements for disclosure of net income and per share amounts excluding goodwill amortization, net of any income tax effects.

Other intangible assets are comprised of core deposit intangibles and mortgage servicing rights. The change in the carrying amount of core deposit intangibles, gross carrying amount, accumulated amortization, and net book value was as follows.

                                                                             As of and for the year
                                         As of and for the six months ended           ended
Core deposit intangibles                  June 30, 2002      June 30, 2001       December 31, 2001
                                        -----------------------------------------------------------
                                                            ($ in Thousands)
Balance at beginning of year               $   5,925          $   7,792             $   7,792
  Additions                                    5,600                ---                   ---
  Amortization                                (1,098)              (933)               (1,867)
                                        -----------------------------------------------------------
Balance at end of period                   $  10,427          $   6,859             $   5,925
                                        ===========================================================

Gross carrying amount                      $  28,166          $  22,565             $  22,565
Accumulated amortization                      17,739             15,706                16,640
                                        -----------------------------------------------------------
Net book value                             $  10,427          $   6,859             $   5,925
                                        ===========================================================

A summary of changes in the balance of the mortgage servicing rights asset and the mortgage servicing rights valuation allowance was as follows:

                                                                             As of and for the year
                                         As of and for the six months ended           ended
Mortgage servicing rights                 June 30, 2002      June 30, 2001       December 31, 2001
                                        -----------------------------------------------------------
                                                            ($ in Thousands)
Balance at beginning of year               $  32,065          $  36,269             $  36,269
  Additions                                   11,518              9,735                20,919
  Sales of servicing                             ---             (5,136)               (5,136)
  Amortization                                (6,021)            (4,403)               (9,267)
  Change in valuation allowance                 (750)            (2,206)              (10,720)
                                        -----------------------------------------------------------
Balance at end of period                   $  36,812          $  34,259             $  32,065
                                        ===========================================================

Mortgage servicing rights valuation
  allowance
Balance at beginning of year               $ (10,720)         $     ---               $   ---
  Additions                                     (750)            (2,206)              (10,720)
                                        -----------------------------------------------------------
Balance at end of period                   $ (11,470)         $  (2,206)            $ (10,720)
                                        ===========================================================

Intangible amortization expense was $1.6 million for the six months ended June 30, 2002, (of which, $1.1 million related to the amortization of core deposit intangibles and $0.5 million related to the amortization of SFAS 72 goodwill), $1.4 million for the six months ended June 30, 2001, and $2.9 million for the year ended December 31, 2001. Mortgage servicing rights amortization expense, which includes the amortization of the mortgage servicing rights asset and increases or decreases to the valuation allowance associated with the mortgage servicing rights asset, was $6.8 million and $6.6 million for the six months ended June 30, 2002 and 2001 respectively, and $20.0 million for year ended December 31, 2001. The following table shows the estimated future amortization expense for amortizing intangible assets. The projections of amortization expense are based on existing asset balances and the existing interest rate environment as of June 30, 2002. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon changes in mortgage interest rates, market conditions, and regulatory requirements.

Estimated amortization expense ($ in Thousands)
Year ended December 31,          SFAS 72 Goodwill   Core Deposit Intangible   Mortgage Servicing Rights
                                 ----------------------------------------------------------------------
      2002                           $  1,002              $  2,398                   $ 16,716
      2003                              1,002                 1,962                     13,453
      2004                                992                 1,734                     10,283
      2005                                887                 1,264                      7,348
      2006                                887                 1,162                        482
                                 ======================================================================

NOTE 7: Derivatives and Hedging Activities

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," (collectively referred to as "SFAS 133") establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value.

In accordance with the statement, the Corporation measures the effectiveness of its hedges on a periodic basis. Any difference between the fair value change of the hedge versus the fair value change of the hedged item is considered to be the "ineffective" portion of the hedge. The ineffective portion of the hedge is recorded as an increase or decrease in the related income statement classification of the item being hedged. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. For mortgage derivatives, which are not accounted for as hedges, changes in fair value are recorded as an adjustment to mortgage banking income.

The Corporation uses derivative instruments primarily to hedge the variability in interest payments or protect the value of certain assets and liabilities recorded in its consolidated balance sheet from changes in interest rates. The predominant activities affected by the statement include the Corporation's use of interest rate swaps, interest rate caps, and certain mortgage banking activities. Swaps used as cash flow hedges allow the Corporation to hedge the variability in interest payments of a variable rate financial instrument, such as converting variable rate debt to a fixed rate debt. Swaps used as fair value hedges allow the Corporation to hedge the exposures to a change in fair value of the underlying asset or liability, particularly converting a fixed coupon financial instrument (such as loans or debt) to a variable rate.

                                                             Estimated Fair
                                                Notional      Market Value                  Weighted Average
                                                 Amount       Gain / (Loss)    Receive Rate     Pay Rate     Maturity
                                               ------------ ----------------- ---------------- ----------- -------------
June 30, 2002                                        ($ in Thousands)
Interest Rate Risk Management hedges:
Swaps-receive variable / pay fixed (1), (3)      $ 400,000        $ (15,096)       1.98%         5.73%       55 months
Swaps-receive fixed / pay variable (2), (4)        375,000           (8,940)       7.21%         3.83%      230 months
Caps-written (1), (5)                              200,000            5,499  Strike 4.72%         ---        50 months

Swaps-receive variable / pay fixed (2), (6)        163,203           (3,816)       4.07%         6.99%       56 months
                                               =========================================================================
June 30, 2001

Interest Rate Risk Management hedges:
Swaps-receive variable / pay fixed (1), (7)      $ 500,000           (2,506)       4.73%         5.61%       55 months

Swaps-receive variable / pay fixed (2), (6)         28,828               128       6.09%         7.48%       63 months
                                               ==========================================================================

(1)  Cash flow hedges
(2)  Fair value hedges
(3)  Hedges $400 million of variable rate, long-term debt
(4)  Hedges $375 million of fixed rate, long-term debt
(5)  Hedges variable rate, long-term debt
(6)  Hedges longer-term fixed rate commercial loans
(7) Hedged $400 million of variable rate, long-term debt and $100 million of institutional CDs

Commitments to sell loans to various investors and commitments to fund loans to individual borrowers represent the Corporation's mortgage derivatives, the fair value of which are included in other liabilities on the consolidated balance sheet. The net fair value of these mortgage derivatives was a net gain of $1.7 million and $0.9 million, as of June 30, 2002 and 2001, respectively. The change in fair value of these derivatives was a $2.4 million loss and a $0.9 million gain for the six months ended June 30, 2002 and 2001, respectively.

NOTE 8: Long-term Debt

Long-term debt at June 30 is as follows:

                                                       2002             2001
                                                  -----------------------------
                                                        ($ in Thousands)
Federal Home Loan Bank advances
  (3.30% to 6.81%, fixed rate, maturing in
   2002 through 2017 for 2002; 4.27% to
   7.63%, fixed rate, maturing in 2001
   through 2014 for 2001) (1)                     $ 1,065,537       $  316,579
Bank notes (2)                                        250,000          200,000
Subordinated debt (3)                                 190,059              ---
Other borrowed funds                                    7,535            5,655
                                                  ----------------------------
     Total long-term debt                         $ 1,513,131       $  522,234
                                                  ============================

(1) The Corporation entered into a cash flow hedge to hedge the interest rate risk on $100 million of Federal Home Loan Bank advances. As of June 30, 2002, the fair value of the hedge was a $1.2 million loss.
(2) On April 4, 2001, the Corporation issued $200 million of variable rate bank notes that mature on April 10, 2003. The notes reprice quarterly at LIBOR plus 22 basis points and was 2.21% at June 30, 2002. On May 16, 2002, the Corporation issued an additional $50 million of variable rate bank notes that mature on November 17, 2003. The May notes reprice quarterly at LIBOR plus 25 basis points and was 2.15% at June 30, 2002. During 2001, the Corporation entered into a cash flow hedge to hedge the interest rate risk on $200 million of bank notes. As of June 30, 2002, the fair value of the hedge was a $12.4 million loss.
(3) On August 6, 2001, the Corporation issued $200 million of subordinated debt. This debt has a fixed interest rate of 6.75% and matures on August 15, 2011. During 2001, the Corporation entered into a fair value hedge to hedge the interest rate risk on the subordinated debt. As of June 30, 2002, the fair value of the hedge was a $8.6 million loss. The subordinated debt qualifies under the risk-based capital guidelines as Tier 2 supplementary capital for regulatory purposes.

NOTE 9: Company-obligated Mandatorily Redeemable Preferred Securities

On May 30, 2002, ASBC Capital I (the ASBC Trust), a Delaware business trust wholly owned by the Corporation, completed the sale of $175 million of 7.625% preferred securities (the Preferred Securities). The ASBC Trust used the proceeds from the offering to purchase a like amount of 7.625% Junior Subordinated Debentures (the Debentures) of the Corporation. The Debentures are the sole assets of the ASBC Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements.

The Preferred Securities accrue and pay dividends quarterly at an annual rate of 7.625% of the stated liquidation amount of $25 per Preferred Security. The Corporation has fully and unconditionally guaranteed all of the obligations of the ASBC Trust. The guarantee covers the quarterly distributions and payments on liquidation or redemption of the Preferred Securities, but only to the extent of funds held by the ASBC Trust.

The Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, on June 15, 2032 or upon earlier redemption as provided in the Indenture. The Corporation has the right to redeem the Debentures on or after May 30, 2007.

The Preferred Securities qualify under the risk-based capital guidelines as Tier 1 capital for regulatory purposes. The Corporation used the proceeds from the sales of the Debentures for general corporate purposes. Also during May 2002 the Corporation entered into a fair value hedge to hedge the interest rate risk on the Debentures. As of June 30, 2002, the fair value of the hedge was a $0.4 million loss.

Signal Financial Corporation on January 16, 1997 formed United Capital Trust I (the UCTI Trust), a Delaware business trust wholly owned by the Corporation, and completed the sale of $11 million of 9.75% preferred securities (the 9.75% Preferred Securities). The UCTI Trust used the proceeds from the offering to purchase a like amount of 9.75% Junior Subordinated Debentures (the 9.75% Debentures) of the Corporation. The 9.75% Preferred Securities were mandatorily redeemable upon the maturity of the 9.75% Debentures, on January 15, 2027 or upon earlier redemption as provided in the Indenture. The Corporation had the right to redeem the 9.75% Debentures on or after January 15, 2002. On June 20, 2002, the Corporation exercised this right and called the 9.75% Debentures for redemption.

NOTE 10: Segment Reporting

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

The Corporation's primary segment is banking, conducted through its bank and lending subsidiaries. For purposes of segment disclosure under this statement, these have been combined as one segment, as these segments have similar economic characteristics and the nature of their products, services, processes, customers, delivery channels and regulatory environment are similar. Banking includes: a) community banking - lending and deposit gathering to businesses (including business-related services such as cash management and international banking services) and to consumers (including mortgages and credit cards); and
b) corporate banking - specialized lending (such as commercial real estate), leasing and banking to larger businesses and metro or niche markets; and the support to deliver banking services.

The "Other" segment is comprised of Wealth Management (including insurance, brokerage, and trust/asset management), as well as intersegment eliminations and residual revenues and expenses, representing the difference between actual amounts incurred and the amounts allocated to operating segments.

Selected segment information is presented below.

                                                               Consolidated
                                     Banking         Other         Total
--------------------------------------------------------------------------------
As of and for the six months ended            ($ in Thousands)
June 30, 2002

Goodwill                           $    211,611   $       ---   $    211,611
Total assets                       $ 14,447,643   $    28,849   $ 14,476,492
                                   =========================================

Net interest income                $    242,973   $       222   $    243,195
Provision for loan losses                23,254           ---         23,254
Noninterest income                       73,702        23,601         97,303
Depreciation and amortization            17,491           126         17,617
Other noninterest expense               140,058        16,429        156,487
Income taxes                             39,047           611         39,658
                                   -----------------------------------------
  Net income                       $     96,825   $     6,657   $    103,482
                                   =========================================

As of and for the six months ended
June 30, 2001

Goodwill                           $     95,638   $       ---   $     95,638
Total assets                       $ 13,185,401   $    26,888   $ 13,212,289
                                   =========================================

Net interest income                $    200,574   $       381   $    200,955
Provision for loan losses                11,947           ---         11,947
Noninterest income                       71,716        23,632         95,348
Depreciation and amortization            20,191           147         20,338
Other noninterest expense               124,777        15,613        140,390
Income taxes                             35,190           333         35,523
                                   -----------------------------------------
  Net income                       $     80,185   $     7,920   $     88,105
                                   =========================================
--------------------------------------------------------------------------------
                                                               Consolidated
                                     Banking         Other         Total
--------------------------------------------------------------------------------
As of and for the three months ended          ($ in Thousands)
June 30, 2002

Goodwill                           $    211,611   $       ---   $    211,611
Total assets                       $ 14,447,643   $    28,849   $ 14,476,492
                                   =========================================

Net interest income                $    125,570   $       198   $    125,768
Provision for loan losses                12,003           ---         12,003
Noninterest income                       37,366        12,537         49,903
Depreciation and amortization             9,462            77          9,539
Other noninterest expense                73,191         8,707         81,898
Income taxes                             19,666           382         20,048
                                   -----------------------------------------
  Net income                       $     48,614   $     3,569   $     52,183
                                   =========================================

As of and for the three months ended
June 30, 2001

Goodwill                           $     95,638   $      ---    $     95,638
Total assets                       $ 13,185,401   $   26,888    $ 13,212,289
                                   =========================================

Net interest income                $    103,764   $      188    $   103,952
Provision for loan losses                 6,365          ---          6,365
Noninterest income                       39,685       11,344         51,029
Depreciation and amortization             9,472           69          9,541
Other noninterest expense                65,045        7,692         72,737
Income taxes                             20,283           36         20,319
                                   ----------------------------------------
  Net income                       $     42,284   $    3,735    $    46,019
                                   ========================================
--------------------------------------------------------------------------------

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

Shareholders should note that many factors, some of which may be discussed elsewhere in this document, could affect the future financial results of Associated Banc-Corp (the "Corporation") and could cause those results to differ materially from those expressed in forward-looking statements contained in this document. These factors include the following:

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

On April 24, 2002, the Board of Directors declared a 10% stock dividend payable on May 15, 2002 to shareholders of record at the close of business on April 29, 2002. Any fractional shares resulting from the dividend were paid in cash. All share and per share financial information has been restated to reflect the effect of this stock dividend (see Note 4 of the notes to consolidated financial statements).

Management continually evaluates strategic acquisition opportunities and other various strategic alternatives that could involve the sale or acquisition of branches or other assets, or the consolidation or creation of subsidiaries.

Critical Accounting Policies

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses, mortgage servicing rights, derivative financial instruments and hedging activities, and income taxes.

The consolidated financial statements of Associated Banc-Corp (the "Corporation") are prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. This preparation requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management believes the following policies are both important to the portrayal of the company's financial condition and results and require subjective or complex judgments and therefore, management considers the following to be critical accounting policies.

Subject to the use of estimates, assumptions and judgments is management's evaluation process used to determine the adequacy of the allowance for loan losses which combines several factors: management's ongoing review and grading of the loan portfolio, consideration of past loan loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, existing economic conditions, the fair value of underlying collateral, and other factors which could affect probable credit losses. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change significantly. The Corporation believes the allowance for loan losses is adequate and properly recorded in the financial statements. See section "Allowance for Loan Losses."

The fair value of the Corporation's mortgage servicing rights asset is important to the presentation of the consolidated financial statements in that mortgage servicing rights are subject to a fair value-based impairment standard. Mortgage servicing rights do not trade in an active open market with readily observable prices. As such, like other participants in the mortgage banking business, the Corporation relies on an internal discounted cash flow model to estimate the fair value of its mortgage servicing rights. While the Corporation believes that the values produced by its internal model are indicative of the fair value of its mortgage servicing rights portfolio, these values can change significantly depending upon the then current interest rate environment and other economic conditions. The proceeds that might be received should the Corporation actually consider a sale of the mortgage servicing rights portfolio could differ from the amounts reported at any point in time. The Corporation believes the mortgage servicing rights asset is properly recorded in the financial statements. See
Note  6,  "Goodwill  and  Other  Intangible  Assets"  and  section  "Noninterest
Expense."

In various aspects of its business the Corporation uses derivative financial instruments to reduce exposure to changes in interest rates and market prices for financial instruments. Substantially all of these derivative financial instruments are designated as hedges for financial reporting purposes. The application of the hedge accounting policy requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings and measurement of changes in the fair value of hedged items. However, if in the future the derivative financial instruments used by the Corporation no longer qualify for hedge accounting treatment and, consequently, the change in the fair value of hedged items could be recognized in earnings, the impact on the consolidated results of operations and reported earnings could be significant. The Corporation believes hedge effectiveness is evaluated properly in the consolidated financial statements. See Note 7, "Derivatives and Hedging Activities."

The assessment of tax liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management's current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. The Corporation believes the tax liabilities are adequate and properly recorded in the consolidated financial statements. See section "Income Taxes."

Segment Review

As described in Note 10, "Segment Reporting," the Corporation's reportable segment is banking, conducted through its bank and lending subsidiaries. Banking includes: a) community banking - lending and deposit gathering to businesses (including business-related services such as cash management and international banking services) and to consumers (including mortgages and credit cards); and
b) corporate banking - specialized lending (such as commercial real estate), leasing and banking to larger businesses and metro or niche markets; and the support to deliver banking services.

The Corporation's profitability is primarily dependent on the net interest income, noninterest income, the level of the provision for loan losses, noninterest expense and taxes of its banking segment. The consolidated discussion is therefore predominantly describing our banking segment results.

Results of Operations - Summary

Net income for the first six months of 2002 totaled $103.5 million, or $1.39 and $1.37 for basic and diluted earnings per share. Comparatively, net income for the first six months of 2001 was $88.1 million, or $1.21 and $1.20 for basic and diluted earnings per share, respectively. See Note 4 of the notes to consolidated financial statements for disclosure of net income and per share amounts excluding goodwill amortization, net of any income tax effects. Year-to-date 2002 results generated an annualized return on average assets of 1.50% and an annualized return on average equity of 17.52%, compared to 1.36% and 17.61%, respectively, for the same period in 2001. For the first six months of 2002 net interest margin was 3.94% compared to 3.45% for the comparable period in 2001.

The following discussion refers to the Corporation's business combination activity that may impact the comparability of certain financial data (see Note 5 of the notes to consolidated financial statements). Results include the contribution of the former Signal Financial Corporation ("Signal") of Minnesota since its acquisition on February 28, 2002. Signal, which added $1.1 billion in total assets, $765 million in loans, and $783 in deposits, was successfully integrated into the Corporation's operating platform during June 2002. While the comparability of certain line items are affected, Signal had a modest impact on the Corporation's overall results through June 30, 2002.

---------------------------------------------------------------------------------------------------------------------
                                                    TABLE 1 (1)
                                       Summary Results of Operations: Trends
                                       ($ in Thousands, except per share data)
                                                      Three months ended         Six months ended
                                                 ---------------------------------- ---------------------------------
                                                   June 30, 2002    June 30, 2001    June 30, 2002    June 30, 2001
---------------------------------------------------------------------------------------------------------------------
Net income, as reported                             $   52,183       $   46,019       $   103,482       $   88,105
Net income, as adjusted (2)                             52,183           47,404           103,482           90,874

Earnings per share - basic, as reported             $     0.69       $     0.63       $      1.39       $     1.21
Earnings per share - basic, as adjusted (2)               0.69             0.65              1.39             1.25

Earnings per share - diluted, as reported           $     0.68       $     0.63       $      1.37       $     1.20
Earnings per share - diluted, as adjusted (2)             0.68             0.65              1.37             1.24

Return on average assets, as reported                     1.47%            1.42%             1.50%            1.36%
Return on average assets, as adjusted (2)                 1.47             1.46              1.50             1.41

Return on average equity, as reported                    16.73%           18.02%            17.52%           17.61%
Return on average equity, as adjusted (2)                16.73            18.56             17.52            18.16

Return on tangible average equity, as reported (3)       20.36%           20.05%            20.68%           19.65%
Return on tangible average equity, as adjusted
  (2), (3)                                               20.36            20.65             20.68            20.27

Efficiency ratio, as reported (4)                        50.33%           51.38%            49.43%           52.48%
Efficiency ratio, as adjusted (2), (4)                   50.33            50.51             49.43            51.57

Net interest margin                                       3.96%            3.56%             3.94%            3.45%

(1) All per share financial information has been restated to reflect the effect of the stock dividend.

(2) Selected 2001 financial data has been adjusted to exclude the amortization of goodwill affected by adopting SFAS 142 in 2002.

(3)  Net income divided by average  stockholders'  equity excluding goodwill and core deposit intangibles. (4) Noninterest expense divided by sum of taxable
     equivalent  net  interest  income  plus   noninterest   income,   excluding
     investment  securities  gains  (losses),  net, and asset sales gains,  net.
---------------------------------------------------------------------------------------------------------------------

Net Interest Income and Net Interest Margin

Net interest income on a fully taxable equivalent basis for the six months ended June 30, 2002, was $255.3 million, an increase of $43.2 million or 20.4% over the comparable period last year, with the Signal acquisition contributing approximately $14 million. As indicated in Tables 2 and 3, the $43.2 million increase in fully taxable equivalent net interest income was attributable to rate (as the impact of changes in the interest rate environment improved fully taxable equivalent net interest income by $35.0 million) and, to a lesser degree, volume (with balance sheet growth and differences in the mix of average earning assets and average interest-bearing liabilities adding $8.2 million to fully taxable equivalent net interest income).

The net interest margin for the first six months of 2002 was 3.94%, up 49 basis points ("bp") from 3.45% for the comparable period in 2001. This comparable period increase is attributable to a 67 bp increase in interest rate spread (the net of a 206 bp decrease in the cost of interest-bearing liabilities and a 139 bp decrease in the yield on earning assets), partially offset by a 18 bp lower contribution from net free funds.

Interest rates fell significantly between the comparable six-month periods. The average Federal funds rate of 1.75% for year-to-date 2002 was 321 bp lower than the average for year-to-date 2001. Both fully taxable equivalent net interest income and net interest margin benefited from the lower interest rate environment, particularly by lower costs of interest-bearing liabilities.

The yield on earning assets was 6.31% for year-to-date 2002, down 139 bp from the comparable six-month period last year. Competitive pricing on new and refinanced loans, as well as the repricing of variable rate loans in a lower interest rate environment put downward pressure on loan yields. The average loan yield was 6.42%, down 162 bp from year-to-date 2001. The average yield on investments and other earning assets was 5.98%, down 75 bp.

The cost of interest-bearing liabilities was 2.75% for year-to-date 2002, down 206 bp compared to the first six months of 2001, impacted by the significantly lower rate environment in 2002. The average cost of interest-bearing deposits excluding brokered CDs was 2.54%, down 189 bp from year-to-date 2001, benefitting from a larger mix of lower-costing transaction accounts, as well as from lower rates on all interest-bearing deposit products in year-to-date 2002 versus year-to-date 2001. Brokered CD balances declined to represent 2.8% of interest-bearing liabilities (versus 4.7% for year-to-date 2001) and had lower costs (down 425 bp to 2.08% for year-to-date 2002). The cost of wholesale funds (comprised of short-term borrowings and long-term debt) was 3.22% (down 219 bp from year-to-date 2001), also primarily attributable to the lower rate environment between comparable periods.

Average earning assets increased by $722 million (5.9%) over the comparable period last year. The growth in earning assets came primarily from loans, up an average of $631 million (7.0%). The Corporation maintains a commercial focus to the composition of its loan portfolio; commercial loans represented 59.2% of average loans for year-to-date 2002 compared to 52.5% for year-to-date 2001.
Average investments and other earning assets increased $91 million to $3.3 billion.

Average interest-bearing liabilities increased $380 million (3.5%) over the comparable period last year. While the growth in interest-bearing liabilities was modest, the mix is significantly different between comparable periods. The use of brokered CDs, a comparatively costly funding source during 2001, was intentionally reduced 39.1% (down $197 million), representing 2.8% of average interest-bearing liabilities versus 4.7% for year-to-date 2001. Interest-bearing deposits excluding brokered CDs were up slightly, but with a notable shift in year-to-date 2002 from time deposits to transaction accounts. Average wholesale funding increased $416 million (predominantly in long-term debt) to 32.7% of interest-bearing liabilities for year-to-date 2002 compared to 30.0% for year-to-date 2001. To take advantage of the lower rate environment, improve liquidity and mitigate interest rate risk, the Corporation increased its long-term debt, on average, to 12.7% of interest-bearing liabilities compared to 2.1% for year-to-date 2001. The growth in long-term debt since year-to-date 2001 included the issuance of $200 million of fixed rate subordinated debt, $50 million of variable rate bank notes, increased use of long-term Federal Home Loan Bank advances, and $175 million of trust preferred debt.

-----------------------------------------------------------------------------------------------------------------------
                                                       TABLE 2
                                Net Interest Income Analysis-Taxable Equivalent Basis
                                                   ($ in Thousands)
-----------------------------------------------------------------------------------------------------------------------
                                          Six Months ended June 30, 2002           Six Months ended June 30, 2001
                                                        Interest     Average                     Interest     Average
                                          Average        Income/     Yield/        Average        Income/     Yield/
                                          Balance        Expense      Rate         Balance        Expense      Rate
-----------------------------------------------------------------------------------------------------------------------
Loans (1)                              $  9,655,626    $ 310,249      6.42%     $  9,024,936    $ 363,185      8.04%
Investments and other (1)                 3,278,759       98,014      5.98         3,187,837      107,284      6.73
                                       -------------------------                -------------------------
  Total earning assets                   12,934,385      408,263      6.31        12,212,773      470,469      7.70
Other assets, net                           972,877                                  811,744
                                       ------------                               ----------
  Total assets                         $ 13,907,262                             $ 13,024,517
                                       ============                             ============

Interest-bearing deposits,
  excluding brokered CDs               $  7,202,585    $  90,615      2.54%     $  7,040,467    $ 154,527      4.43%
Brokered CDs                                307,796        3,174      2.08           505,257       15,866      6.33
Wholesale funding                         3,652,863       59,179      3.22         3,237,342       87,979      5.41
                                       -------------------------                -------------------------
  Total interest-bearing liabilities     11,163,244      152,968      2.75        10,783,066      258,372      4.81
                                                       ---------                                  -------
Demand, non-interest bearing              1,373,361                                1,100,142
Other liabilities                           179,594                                  132,438
Stockholders' equity                      1,191,063                                1,008,871
                                       ------------                             ------------
  Total liabilities and equity         $ 13,907,262                             $ 13,024,517
                                       ============                             ============

Interest rate spread                                                  3.56%                                    2.89%
Net free funds                                                        0.38                                     0.56
                                                                      ----                                     ----
Net interest income, taxable
  equivalent, and net interest margin                  $ 255,295      3.94%                     $ 212,097      3.45%
                                                       ===================                      ===================
Tax equivalent adjustment                                 12,100                                   11,142
                                                       ---------                                ---------
Net interest income, as reported                       $ 243,195                                $ 200,955
                                                       =========                                =========

(1)  The  yield  on  tax  exempt   loans  and   securities   is  computed  on  a
     tax-equivalent  basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
                                                 TABLE 2 (continued)
                                Net Interest Income Analysis-Taxable Equivalent Basis
                                                    ($ in Thousands)
-----------------------------------------------------------------------------------------------------------------------
                                          Three Months ended June 30, 2002         Three Months ended June 30, 2001
                                                        Interest     Average                     Interest     Average
                                          Average        Income/     Yield/        Average        Income/     Yield/
                                          Balance        Expense      Rate         Balance        Expense      Rate
-----------------------------------------------------------------------------------------------------------------------
Loans (1)                              $  9,902,462    $ 158,595      6.37%     $  9,063,780     $ 178,525     7.84%
Investments and other (1)                 3,346,128       49,299      5.89         3,164,578        52,664     6.66%
                                       -------------------------                --------------------------
   Total earning assets                  13,248,590      207,894      6.25        12,228,358       231,189     7.53%
Other assets, net                         1,024,642                                  808,237
                                       ------------                             ------------
   Total assets                        $ 14,273,232                             $ 13,036,595
                                       ============                             ============

Interest-bearing deposits,
  excluding brokered CDs               $  7,343,444    $  44,027      2.40%     $  7,040,448     $  73,778     4.20%
Brokered CDs                                289,676        1,533      2.12           348,965         5,187     5.96
Wholesale funding                         3,767,182       30,529      3.21         3,371,135        42,731     5.01
                                       -------------------------                --------------------------
  Total interest-bearing liabilities     11,400,302       76,089      2.66        10,760,548       121,696     4.51
                                                       ---------                                   -------
Demand, non-interest bearing              1,448,314                                1,115,347
Other liabilities                           173,868                                  136,413
Stockholders' equity                      1,250,748                                1,024,287
                                       ------------                             ------------
   Total liabilities and equity        $ 14,273,232                             $ 13,036,595
                                       ============                             ============
Interest rate spread                                                  3.59%                                    3.02%
Net free funds                                                        0.37                                     0.54
                                                                      ----                                     ----
Net interest income, taxable
  equivalent, and net interest
  margin                                               $ 131,805      3.96%                      $ 109,493     3.56%
                                                       ===================                       ==================
Tax equivalent adjustment                                  6,037                                     5,541
                                                       ---------                                 ---------
Net interest income, as reported                       $ 125,768                                 $ 103,952
                                                       =========                                 =========
----------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
                                          TABLE 3
                     Volume / Rate Variance - Taxable Equivalent Basis
                                      ($ in Thousands)
---------------------------------------------------------------------------------------------
                                                              Comparison of
                                                 Six months ended June 30, 2002 versus 2001
                                                    Income/    Variance Attributable to
                                                    Expense
                                                   Variance *     Volume       Rate
---------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                              $ (52,936)   $  16,830    $ (69,766)
Investments and other                                 (9,270)       2,100      (11,370)
                                                   -----------------------------------
   Total interest income                             (62,206)      18,930      (81,136)

INTEREST EXPENSE
Interest-bearing deposits excluding brokered CDs   $ (63,912)   $   2,039    $ (65,951)
Brokered CDs                                         (12,692)      (2,036)     (10,656)
Wholesale funding                                    (28,800)      10,747      (39,547)
                                                   -----------------------------------
   Total interest expense                           (105,404)      10,750     (116,154)
                                                   -----------------------------------
   Net interest income                             $  43,198    $   8,180    $  35,018
                                                   ===================================

*    The  change in  interest  due to both rate and  volume  has been  allocated
     proportionately   to  volume  variance  and  rate  variance  based  on  the
     relationship     of    the    absolute     dollar     change    in    each.
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
                                     TABLE 3 (continued)
                     Volume / Rate Variance - Taxable Equivalent Basis
                                      ($ in Thousands)
---------------------------------------------------------------------------------------------
                                                              Comparison of
                                                 Six months ended June 30, 2002 versus 2001
                                                    Income/    Variance Attributable to
                                                    Expense
                                                   Variance *     Volume       Rate
---------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                              $ (19,930)   $  11,940    $ (31,870)
Investments and other                                 (3,365)       2,234       (5,599)
                                                   -----------------------------------
  Total interest income                              (23,295)      14,174      (37,469)

INTEREST EXPENSE
Interest-bearing deposits excluding brokered CDs   $ (29,751)   $   1,932    $ (31,683)
Brokered CDs                                          (3,654)        (309)      (3,345)
Wholesale funding                                    (12,202)       5,248      (17,450)
                                                   -----------------------------------
  Total interest expense                             (45,607)       6,871      (52,478)
                                                   -----------------------------------
  Net interest income                              $  22,312    $   7,303    $  15,009
=============================================================================================

Provision for Loan Losses

The provision for loan losses for year-to-date 2002 was $23.3 million, up $11.3 million from year-to-date 2001 of $11.9 million. The provision for loan losses reflects the increase in nonperforming assets and charge offs. Annualized net charge-offs as a percent of average loans for year-to-date 2002 increased to 0.31% from 0.13% for year-to-date 2001 and 0.22% for the full year 2001. The ratio of the allowance for loan losses to total loans was 1.50%, up from 1.41% at June 30, 2001 and 1.42% at December 31, 2001. See Table 8.

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

Noninterest Income

Year-to-date 2002 noninterest income was $97.3 million, with Signal adding approximately $5 million to 2002 results. Compared to year-to-date 2001, noninterest income was up $2.0 million, or 2.1%. Increases in service charges on deposit accounts and retail commissions were offset, in part, by lower mortgage banking revenue.

----------------------------------------------------------------------------------------------------------------------------
                                                         TABLE 4
                                                   Noninterest Income
                                                     ($ in Thousands)
---------------------------------------------------------------------------------------------------------------------------
                                    2nd Qtr.   2nd Qtr.    Dollar       Percent    YTD        YTD      Dollar     Percent
                                      2002       2001      Change       Change     2002       2001     Change     Change
---------------------------------------------------------------------------------------------------------------------------
Trust service fees                 $  7,722   $  7,339    $    383        5.2%  $ 15,093   $ 15,411   $   (318)     (2.1)%
Service charges on deposit fee
  accounts                           11,733      9,550       2,183       22.9     21,613     18,295      3,318      18.1
Mortgage banking                      9,637     15,504      (5,867)     (37.8)    22,241     24,689     (2,448)     (9.9)
Credit card & other nondeposit fees   7,094      7,121         (27)      (0.4)    13,166     13,896       (730)     (5.3)
Retail commissions                    5,885      4,265       1,620       38.0     10,501      8,749      1,752      20.0
Bank owned life insurance income      3,469      3,184         285        9.0      6,739      6,318        421       6.7
Asset sale gains, net                    41        383        (342)     (89.3)       372        915       (543)    (59.3)
Other                                 4,322      3,687         635       17.2      7,578      6,833        745      10.9
                                   -------------------------------------------------------------------------------------
  Subtotal                         $ 49,903   $ 51,033    $ (1,130)      (2.2)% $ 97,303   $ 95,106   $  2,197       2.3%
Investment securities gains
(losses), net                           ---           (4)          4     (100.0)     ---        242       (242)   (100.0)
                                   -------------------------------------------------------------------------------------
Total noninterest income           $ 49,903   $ 51,029    $ (1,126)      (2.2)% $ 97,303   $ 95,348   $  1,955       2.1%
                                   =====================================================================================
---------------------------------------------------------------------------------------------------------------------------

Trust service fees decreased $0.3 million, or 2.1%, between the comparable six-month periods. The change was the net of an increase in tax return fee revenue and decreases in servicing fees on personal and employee benefit plans due to the lower market value of assets under management (from $4.1 billion at June 30, 2001 to $3.7 billion at June 30, 2002), reflecting both market conditions and competitive factors.

Service charges on deposit accounts were up $3.3 million, or 18.1%, between the comparable six-month periods. The increase was a function of higher service charges on business accounts and higher fees on overdrafts/nonsufficient funds due, in part, to an increase in fee rates during the first quarter of 2002.

Mortgage banking income consists of servicing fees, the gain or loss on sales of mortgage loans to the secondary market, gains on sales of servicing, and production-related fees (origination, underwriting and escrow waiver fees). Mortgage banking income decreased $2.4 million compared to the first six months of 2001. The decrease was primarily a result of $4.0 million in gains on the sales of mortgage servicing rights during year-to-date 2001 versus none in year-to-date 2002. Secondary mortgage loan production was $1.1 billion in year-to-date 2002 versus $1.0 billion in year-to-date 2001. As a result, production-related fees were up $2.7 million. Gains on sales of loans were down $0.8 million, primarily a function of loan sale pricing and decreases in the fair value of mortgage derivatives. Servicing fees on the portfolio serviced for others were down slightly ($0.3 million) between comparable periods, given the minimal change in the average balance serviced.

Credit card and other nondeposit fees were $13.2 million for the first six months of 2002, a decrease of $0.7 million or 5.3% from year-to-date 2001, primarily in miscellaneous retail loan fees.

Retail commission income (which includes commissions from insurance and brokerage product sales) was $10.5 million, up $1.8 million compared to the first six months of 2001. This increase was attributable principally to commissions on fixed annuities, a more attractive product to consumers given the lower rate environment.

Other noninterest income increased $0.7 million, or 10.9% from year-to-date 2001. The sale of stock in a regional ATM network resulted in a gain of $0.5 million during the first quarter of 2002.

Noninterest Expense

Noninterest expense was $174.1 million, up $13.4 million or 8.3% compared to the first six months of 2001, with Signal adding approximately $11 million of expense. Adjusting for goodwill amortization, which ceased on January 1, 2002 as a result of adopting SFAS 142, noninterest expense was up $16.1 million or 10.2%. Large increases were in personnel and occupancy costs, given a larger employee base and broader branch network as the Corporation assimilated Signal's businesses and operations. The Corporation expects to realize operating efficiency savings, particularly following the integration, which occurred during the second quarter of 2002, of Signal's banking subsidiaries with and into Associated Bank Minnesota, to operate under a single national charter named Associated Bank Minnesota, National Association.

---------------------------------------------------------------------------------------------------------------------------
                                                         TABLE 5
                                                   Noninterest Expense
                                                     ($ in Thousands)
---------------------------------------------------------------------------------------------------------------------------
                                    2nd Qtr.   2nd Qtr.    Dollar       Percent    YTD        YTD      Dollar     Percent
                                      2002       2001      Change       Change     2002       2001     Change     Change
---------------------------------------------------------------------------------------------------------------------------
Personnel expense                  $  48,764  $  41,233   $  7,531       18.3%  $  93,758  $  81,538  $ 12,220      15.0%
Occupancy                              6,650      5,927        723       12.2      12,787     12,281       506       4.1
Equipment                              3,727      3,650         77        2.1       7,217      7,330      (113)     (1.5)
Data processing                        5,304      4,822        482       10.0      10,107      9,665       442       4.6
Business development & advertising     3,126      3,191        (65)      (2.0)      6,572      6,192       380       6.1
Stationery and supplies                1,786      2,330       (544)     (23.3)      3,830      4,062      (232)     (5.7)
FDIC expense                             402        446        (44)      (9.9)        774        880      (106)    (12.0)
Mortgage servicing rights expense      3,874      2,710      1,164       43.0       6,771      6,609       162       2.5
Intangible amortization expense          884        717        167       23.3       1,599      1,434       165      11.5
Legal and professional fees            1,461        777        684       88.0       2,753      1,669     1,084      64.9
Other                                 15,459     15,090        369        2.4      27,936     26,299     1,637       6.2
                                   -------------------------------------------------------------------------------------
  Subtotal                         $  91,437  $  80,893   $ 10,544       13.0%  $ 174,104  $ 157,959  $ 16,145      10.2%
Goodwill amortization expense            ---      1,385     (1,385)    (100.0)        ---      2,769    (2,769)   (100.0)
                                   -------------------------------------------------------------------------------------
  Total noninterest expense        $  91,437  $  82,278   $  9,159       11.1%  $ 174,104  $ 160,728  $ 13,376      8.3%
                                   ====================================================================================
---------------------------------------------------------------------------------------------------------------------------

Personnel expense increased $12.2 million or 15.0% over the first six months of 2001, and represented 53.9% of total noninterest expense in year-to-date 2002 compared to 50.7% in year-to-date 2001. Average full-time equivalent employees were 4,043 for year-to-date 2002 (with Signal adding, on average, 239 for year-to-date 2002) compared to 3,850 for year-to-date 2001, an increase of 5%. Total salary expense increased $8.9 million or 14.0% (4% excluding Signal)
between comparable periods, primarily a function of merit increases between years, and higher base salaries and incentive compensation given the overall increase in full-time equivalent employees. Fringe benefits increased $3.3 million or 18.3% (12% without Signal) over year-to-date 2001, attributable also to the larger employee base, and to higher profit sharing expenses and the increased cost of premium based benefits.

Occupancy expense increased 4.1% to support the larger branch network attributable mostly to the Signal acquisition. Data processing costs were up due to the conversion of Signal to the Corporation's common operating platforms in the second quarter of 2002.

Mortgage servicing rights expense includes both the amortization of the mortgage servicing rights asset and increases or decreases to the valuation allowance associated with the mortgage servicing rights asset. Mortgage servicing rights expense increased by $0.2 million between comparable periods, the net of a $1.6 million increase in the amortization of the mortgage servicing rights asset and a $1.4 million smaller addition to the valuation allowance between periods. Mortgage servicing rights are considered a critical accounting policy given that estimating the fair value of the mortgage servicing rights involves judgment, particularly of estimated prepayment speeds of the underlying mortgages serviced and the overall level of interest rates. A valuation allowance is established to the extent the carrying value of the mortgage servicing rights exceeds the estimated fair value. Net income could be affected if management's estimate of the prepayment speeds or other factors differ materially from actual prepayments. Mortgage servicing rights, included in other intangible assets on the consolidated balance sheet, were $36.8 million, net of an $11.5 million valuation allowance at June 30, 2002. See Note 6, "Goodwill and Other Intangible Assets" for additional disclosure.

Legal and professional fees were up $1.1 million between comparable periods with most categories showing increases (legal fees, consultant fees and exam/audit fees). Other expense was $27.9 million, up $1.6 million from year-to-date 2001, due primarily to higher loan expenses (notably credit card and commercial loan expenses) and higher office expense (predominantly courier and communication expenses). Goodwill amortization expense decreased $2.8 million due to the adoption of SFAS 142, which required the amortization of goodwill to cease. See
Note 3, "Adoption of Statements of Financial Accounting Standards" and Note 6, "Goodwill and Other Intangible Assets" for additional disclosure.

Income Taxes

Income tax expense for the first six months of 2002 was $39.7 million, up $4.1 million or 11.6% from the comparable period in 2001. The effective tax rate (income tax expense divided by income before taxes) was 27.7% and 28.7% for year-to-date 2002 and year-to-date 2001, respectively. The decline in the effective tax rate was a result of tax benefits realized due to the merger of the Wisconsin banks into a single national charter during 2001 and the adoption of SFAS 142 in 2002, which required the amortization of goodwill to cease.

Income tax expense recorded in the consolidated statement of income involves the interpretation and application of certain accounting pronouncements and federal and state tax codes, and is, therefore, considered a critical accounting policy. The Corporation undergoes examination by various regulatory taxing authorities. Such agencies may require that changes in the amount of tax expense or valuation allowance be recognized when their interpretations differ from those of management, based on their judgments about information available to them at the time of their examinations.

Balance Sheet

At June 30, 2002, total assets were $14.5 billion, an increase of $1.3 billion, or 9.6%, over June 30, 2001. Signal, acquired on February 28, 2002, added $1.1 billion in total assets, $765 million in loans, and $783 million in deposits on the date of acquisition. Loan growth since June 30, 2001 was $899 million or 10.0%, predominantly attributable to the Signal acquisition. The growth in loans was primarily in commercial loans, which grew $1.1 billion and now comprise 61% of total loans. However, overall loan growth was tempered by a $499 million decline in residential real estate loans, attributable to high refinance activity and sales of current production into the secondary market. Total deposits were up $526 million or 6.2%, principally due to the acquisition of Signal. Demand deposits grew $391 million (33.2%), to represent 17% of total deposits, compared to 14% a year earlier. Given the low rate environment, other time deposit balances have declined, as maturing balances have moved to more liquid deposit products or to alternative investment options. Short-term borrowings decreased $657 million, primarily in short-term Federal Home Loan Bank advances, as longer-term funding sources were utilized. Since June 30, 2001, long-term debt grew $991 million due to the issuance of $200 million of subordinated debt, $50 million of bank notes, and the increased use of long-term Federal Home Loan Bank advances. Additionally, during the second quarter of 2002 the Corporation issued $175 million of company-obligated mandatorily redeemable preferred securities.

Since year-end 2001, total assets grew $872 million, again attributable to the Signal acquisition, with loans up $863 million predominantly in commercial loans (up $801 million). Deposits increased $414 million to $9.0 billion at June 30, 2002, led by interest-bearing demand deposits, which increased $191 million since year-end 2001. See Tables 6 and 7 for period end loan and deposit composition, respectively.

---------------------------------------------------------------------------------------------------------
                                                       TABLE 6
                                             Period End Loan Composition
                                                   ($ in Thousands)
---------------------------------------------------------------------------------------------------------
                                        June 30,      % of     June 30,     % of     Dec. 31,     % of
                                          2002        Total      2001       Total      2001        Total
------------------------------------------ -------------- ---------- --------------- --------- ----------
Commercial, financial &agricultural  $ 2,127,665       21%  $ 1,774,451      20%  $ 1,783,300       20%
Real estate-construction                 821,658        8       749,185       8       797,734        9
Commercial real estate                 3,037,284       31     2,401,869      27     2,630,964       29
Lease financing                           38,212        1        14,026      --        11,629       --
                                      ----------------------------------------------------------------
  Commercial                           6,024,819       61     4,939,531      55     5,223,627       58
Residential real estate                2,364,373       24     2,863,382      32     2,524,199       28
Home equity                              777,347        8       535,525       6       609,254        7
                                      ----------------------------------------------------------------
  Residential mortgage                 3,141,720       32     3,398,907      38     3,133,453       35
Consumer                                 716,130        7       645,240       7       662,784        7
                                      ----------------------------------------------------------------
Total loans                          $ 9,882,669      100%  $ 8,983,678     100%  $ 9,019,864      100%
                                      ================================================================
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
                                                       TABLE 7
                                           Period End Deposit Composition
                                                   ($ in Thousands)
---------------------------------------------------------------------------------------------------------
                                        June 30,      % of     June 30,     % of     Dec. 31,     % of
                                          2002        Total      2001       Total      2001        Total
---------------------------------------------------------------------------------------------------------
Noninterest-bearing demand           $ 1,566,487       17%  $ 1,175,615      14%  $ 1,425,109       17%
Savings                                  912,019       10       839,538      10       801,648        9
Interest-bearing demand                1,113,342       12       762,910       9       922,164       11
Money market                           1,888,165       21     1,759,104      21     1,814,098       21
Brokered CDs                             233,968        3       322,857       4       290,000        3
Other time                             3,312,263       37     3,640,202      42     3,359,592       39
                                     -----------------------------------------------------------------
Total deposits                       $ 9,026,244      100%  $ 8,500,226     100%  $ 8,612,611      100%
                                     =================================================================
Total deposits, excluding
  Brokered CDs                       $ 8,792,276       97%  $ 8,177,369      96%  $ 8,322,611       97%
                                     =================================================================
---------------------------------------------------------------------------------------------------------

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

----------------------------------------------------------------------------------------------------------
                                                TABLE 8
                          Allowance for Loan Losses and Nonperforming Assets
                                           ($ in Thousands)
----------------------------------------------------------------------------------------------------------
                                                                     At and for the        At and for the
                                                                    Six months ended         year ended
                                                                          June 30,          December 31,
----------------------------------------------------------------------------------------------------------
                                                                    2002          2001          2001
                                                                 --------------------------------------
Allowance for Loan Losses:
Balance at beginning of period                                   $ 128,204     $ 120,232     $ 120,232
Balance related to acquisition                                      11,985           ---           ---
Provision for loan losses                                           23,254        11,947        28,210
Charge-offs                                                        (16,787)       (7,216)      (22,639)
Recoveries                                                           2,077         1,427         2,401
                                                                 -------------------------------------
    Net charge-offs                                                (14,710)       (5,789)      (20,238)
                                                                 -------------------------------------
Balance at end of period                                         $ 148,733     $ 126,390     $ 128,204
                                                                 =====================================

Nonperforming Assets:
Nonaccrual loans                                                 $  82,474     $  49,147     $  48,238
Accruing loans past due 90 days or more                              4,683         3,779         3,649
Restructured loans                                                     115           143           238
                                                                 -------------------------------------
Total nonperforming loans                                           87,272        53,069        52,125
Other real estate owned                                              2,610         2,603         2,717
                                                                 -------------------------------------
      Total nonperforming assets                                 $  89,882     $  55,672     $  54,842
                                                                 =====================================
Ratios:
Allowance for loan losses to net charge-offs (annualized)            5.01x        10.83x         6.33x
Net charge-offs to average loans (annualized)                         0.31%         0.13%         0.22%
Allowance for loan losses to total loans                              1.50%         1.41%         1.42%
Nonperforming loans to total loans                                    0.88%         0.59%         0.58%
Nonperforming assets to total assets                                  0.62%         0.42%         0.40%
Allowance for loan losses to nonperforming loans                       170%          238%          246%
----------------------------------------------------------------------------------------------------------

As of June 30, 2002, the allowance for loan losses was $148.7 million, representing 1.50% of loans outstanding, compared to $126.4 million, or 1.41% of loans, at June 30, 2001, and $128.2 million, or 1.42% at year-end 2001. At June 30, 2002, the allowance for loan losses was 170% of nonperforming loans compared to 238% and 246% at June 30 and December 31, 2001, respectively. Table 8 provides additional information regarding activity in the allowance for loan losses.

The allowance for loan losses at June 30, 2002 increased $22.3 million (17.7%) since June 30, 2001 and $20.5 million (16.0%) since December 31, 2001, with approximately $12 million of the increase attributable to the Signal acquisition. The remainder of the increase is, in part, in response to continued growth in total loans, the increase in nonperforming loans and net charge offs between comparable periods (see Table 8 and section "Nonperforming Loans and Other Real Estate Owned), and the continued soft economic conditions. Loans at June 30, 2002 grew $899 million (10.0%) since June 30, 2001, predominantly in commercial loans (see commercial, financial and agricultural; commercial real estate and real estate construction loans included in Table 6). Period end loans grew $863 million since year-end. The mix of commercial loans increased as a percent of total loans to 61% at June 30, 2002 compared to 55% at June 30, 2001 and 58% at December 31, 2001.

Gross charge-offs were $16.8 million for the six months ended June 30, 2002, $7.2 million for the comparable period ended June 30, 2001, and $22.6 million for the year 2001, while recoveries for the corresponding periods were $2.1 million, $1.4 million, and $2.4 million, respectively. The rise in net charge offs is largely due to the charge off of several large commercial credits (accountable for approximately $9.1 million of the charge offs) during 2002. As a result, the ratio of net charge-offs to average loans on an annualized basis was 0.31%, 0.13%, and 0.22% for year-to-date 2002, year-to-date 2001, and for the year 2001, respectively.

The allowance for loan losses represents management's estimate of an amount adequate to provide for probable credit losses in the loan portfolio at the balance sheet date. Management's evaluation of the adequacy of the allowance for loan losses is based on management's ongoing review and grading of the loan portfolio, consideration of past loan loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, existing economic conditions, the fair value of underlying collateral, and other factors which could affect probable credit losses. Assessing these numerous factors involves judgment. The change in the allowance for loan losses is a function of a number of factors, including but not limited to changes in the loan portfolio (see Table 6), net charge-offs and nonperforming loans (see Table 8 and section "Nonperforming Loans and Other Real Estate Owned"). Management considers the allowance for loan losses a critical accounting policy.

Management believes the allowance for loan losses to be adequate at June 30, 2002. While management uses available information to recognize losses on loans, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions and the impact of such change on the Corporation's borrowers. As an integral part of their examination process, various regulatory agencies also review the allowance for loan losses. Such agencies may require that certain loan balances be charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

Nonperforming Loans And Other Real Estate Owned

Management is committed to promptly identifying and resolving nonaccrual and problem loans. This philosophy is embodied through the ongoing monitoring and reviewing of all pools of risk in the loan portfolio to ensure that problem loans are identified quickly and the risk of loss is minimized.

Nonperforming loans are considered an indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, loans 90 days or more past due but still accruing and restructured loans. The Corporation specifically excludes student loan balances that are 90 days or more past due and still accruing and that have contractual government guarantees as to collection of principal and interest, from its definition of nonperforming loans. The Corporation had $20 million, $18 million and $21 million of these student loans at June 30, 2002, June 30, 2001, and December 31, 2001, respectively.

Table 8 provides detailed information regarding nonperforming assets. Total nonperforming loans at June 30, 2002 were up $34.2 million and $35.1 million from June 30 and December 31, 2001, respectively. The ratio of nonperforming loans to total loans was .88% at June 30, 2002, as compared to .59% and .58% at June 30 and December 31, 2001, respectively. Nonaccrual loans account for the majority of the $34.2 million increase in nonperforming loans between comparable June 30 periods, with nonaccrual loans increasing $33.3 million and loans past due 90 or more days increasing $0.9 million. The increase in nonaccrual loans is predominantly attributable to the addition, during the second quarter of 2002, of one commercial manufacturing credit (totaling $22 million) for which payments are current; however, the Corporation has doubts concerning the future collectibility of the loan given the current economic conditions and has set aside $10 million of the allowance for loan losses for this credit. Nonaccrual loans also account for the majority of the $35.1 million increase in nonperforming loans since year-end 2001. Nonaccrual loans increased $34.2 million (again primarily attributable to the credit discussed above), while accruing loans past due 90 or more days increased $1.0 million.

Other real estate owned was $2.6 million at June 30, 2002, unchanged from June 30, 2001 and down $0.1 million from December 31, 2001.

Potential problem loans are loans where there are doubts as to the ability of the borrower to comply with present repayment terms. The decision of management to place loans in this category does not necessarily mean that the Corporation expects losses to occur but that management recognizes that a higher degree of risk is associated with these performing loans. At June 30, 2002, potential problem loans totaled $205 million. The loans that have been reported as potential problem loans are not concentrated in a particular industry. Management does not presently expect significant losses from credits in this category.

Liquidity

Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met. Funds are available from a number of sources, including the securities portfolio, the core deposit base, lines of credit with major banks, the ability to acquire large and brokered deposits, and the ability to securitize or package loans for sale. Additionally, liquidity is provided from loans and investment securities repayments and maturities.

The subsidiary banks are subject to regulation and, among other things, may be limited in their ability to pay dividends or transfer funds to the parent company. Accordingly, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available for the payment of cash dividends to the Corporation's stockholders or for other cash needs.

For the six months ended June 30, 2002, net cash provided from operating activities was $318.5 million, while investing and financing activities used net cash of $135.8 million and $378.3 million, respectively, for a net decrease in cash and cash equivalents of $195.6 million since year-end 2001. Generally, during year-to-date 2002, anticipated maturities of time deposits occurred and net asset growth since year-end 2001 was up due to the Signal acquisition. Other funding sources were utilized, particularly long-term debt, to finance the Signal acquisition, replenish the net decrease in deposits, repay short-term borrowings, to provide for common stock repurchases, and for payment of cash dividends to the Corporation's stockholders.

For the six months ended June 30, 2001, net cash provided from operating activities was $40.8 million, while investing and financing activities used net cash of $6.6 million and $74.2 million, respectively, for a net decrease in cash and cash equivalents of $40.0 million since year-end 2000. Generally, during year-to-date 2001, anticipated maturities of time deposits (predominantly in brokered CDs) occurred, while total asset growth since year-end 2000 was minimal (less than 1%). Other financing sources increased, particularly long-term debt and other short-term borrowings, to replace the net decrease in deposits and to provide for common stock repurchases and payment of cash dividends to the Corporation's stockholders.

The parent company manages its liquidity position to provide the funds necessary to pay dividends to stockholders, service debt, invest in subsidiaries, repurchase common stock, and satisfy other operating requirements. The parent company's primary funding sources to meet its liquidity requirements are dividends and management fees from subsidiaries, borrowings with major banks, commercial paper issuance, and proceeds from the issuance of equity.

In addition to affiliate dividends, the parent company has multiple funding sources that could be used to increase liquidity and provide additional financial flexibility. These sources include a revolving credit facility, commercial paper, and two shelf registrations to issue debt and preferred securities or a combination thereof. The parent company has available a $100 million revolving credit facility with established lines of credit from nonaffiliated banks, of which $100 million was available at June 30, 2002. In addition, $200 million of commercial paper was available at June 30, 2002 under the parent company's commercial paper program.

In May 2002, the parent company filed a registration statement to utilize a "shelf" registration, under which the parent company may offer up to $300 million of trust preferred securities. In May 2002, the parent company obtained $175 million of trust preferred securities, bearing a 7.625% coupon rate. At June 30, 2002, $125 million was available under the trust preferred shelf. In May 2001, the parent company filed a registration statement utilizing a "shelf" registration process, whereby the parent company may offer up to $500 million of any combination of the following securities, either separately or in units: debt securities, preferred stock, depositary shares, common stock, and warrants. In August 2001, the parent company obtained $200 million in a subordinated note offering, bearing a 6.75% coupon rate and 10-year maturity. At June 30, 2002, $300 million was available under the shelf registration.

Investment securities are an important tool to the Corporation's liquidity objective. As of June 30, 2002, all securities are classified as available for sale. Of the $3.4 billion investment portfolio, $1.8 billion was pledged as collateral for repurchase agreements, public deposits, treasury, tax and loan notes, and other requirements. The remaining securities could be pledged or sold to enhance liquidity if necessary.

During 2000, the four largest subsidiary banks (Associated Bank Illinois, National Association, Associated Bank Milwaukee, Associated Bank Green Bay, National Association, and Associated Bank North) established a $2.0 billion bank note program. During 2001 the Corporation merged its Wisconsin banks into a single national charter named Associated Bank, National Association; thus, subsequently the program is associated with Associated Bank Illinois, National Association and Associated Bank, National Association. Under this program, short-term and long-term debt may be issued. As of June 30, 2002, $250 million of long-term, variable rate bank notes were outstanding ($50 million were issued in May 2002 and $200 million were issued in April 2001), and $1.75 billion remains available under this program. The banks have also established federal fund lines with major banks totaling approximately $2.9 billion at June 30, 2002.

The parent company and certain banks were rated by Moody's, Standard and Poor's (S&P), and Fitch. These ratings, along with the Corporation's other ratings, provide opportunity for greater funding capacity and funding alternatives. During the second quarter of 2002, all three of the rating agencies affirmed the Corporation's year-end 2001 ratings. Also affirmed were the ratings of Associated Bank, National Association and Associated Bank Illinois, National Association.

Capital

On April 24, 2002, the Board of Directors declared a 10% stock dividend, payable May 15 to shareholders of record at the close of business on April 29. All share and per share data in the accompanying consolidated financial statements has been adjusted to reflect the 10% stock dividend paid. As a result of the stock dividend, the Corporation distributed approximately 7.0 million shares of common stock. Any fractional shares resulting from the dividend were paid in cash.

Stockholders' equity at June 30, 2002 increased to $1.3 billion, compared to $1.1 billion at June 30, 2001. The increase in equity between the two periods was primarily composed of the retention of earnings, the issuance of common stock in connection with the Signal acquisition, and the exercise of stock options, with offsetting decreases to equity from the payment of dividends and the repurchase of common stock. Additionally, stockholders' equity at June 30, 2002, included $72.2 million of accumulated other comprehensive income, predominantly related to unrealized gains on securities available for sale, net of the tax effect. At June 30, 2001, stockholders' equity included $51.9 million of accumulated other comprehensive income, primarily related to unrealized gains on securities available for sale, net of the tax effect. The ratio of stockholders' equity to assets was 8.81% and 7.95% at June 30, 2002 and 2001, respectively.

Stockholders' equity grew $204.8 million since year-end 2001. The increase in equity between the two periods was primarily composed of the retention of earnings, the issuance of common stock in connection with the Signal acquisition, and the exercise of stock options, with offsetting decreases to equity from the payment of dividends and the repurchase of common stock. Additionally, stockholders' equity at year-end 2001 included $47.2 million of accumulated other comprehensive income, predominantly related to unrealized gains on securities available for sale, net of the tax effect. Stockholders' equity to assets at June 30, 2002 was 8.81%, compared to 7.87% at December 31, 2001.

Cash dividends of $0.5918 per share were paid in year-to-date 2002, compared to $0.5454 per share in year-to-date 2001, representing an increase of 8.5%.

The Board of Directors has authorized management to repurchase shares of the Corporation's common stock each quarter in the market, to be made available for issuance in connection with the Corporation's employee incentive plans and for other corporate purposes. During year-to-date 2002, 730,000 shares were repurchased under this authorization, at an average cost of $34.78 per share, while during year-to-date 2001 220,000 shares were repurchased at an average cost of $31.32 per share. Additionally, under two separate actions in 2000, the Board of Directors authorized the repurchase and cancellation of the Corporation's outstanding shares, not to exceed 7.3 million shares on a combined basis. Under these authorizations 123,750 shares were repurchased during year-to-date 2002, at an average cost of $32.01 per share, while approximately
3.3 million shares remain authorized to repurchase at June 30, 2002. No shares were repurchased under the 2000 authorizations during year-to-date 2001. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities.

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

-------------------------------------------------------------------------------------------------------------------
                                                       TABLE 9
                                                    Capital Ratios
                                        (In Thousands, except per share data)
-------------------------------------------------------------------------------------------------------------------
                                            June 30,       March 31,      Dec. 31,       Sept. 30,      June 30,
                                              2002           2002           2001           2001           2001
-------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                $ 1,275,245    $ 1,230,820    $ 1,070,416    $ 1,078,874    $ 1,050,678
Tier 1 capital                              1,155,995        969,888        924,871        913,281        896,276
Total capital                               1,498,328      1,309,433      1,253,036      1,238,673      1,020,620
Market capitalization                       2,856,382      2,622,307      2,305,672      2,230,131      2,379,119
                                          -----------------------------------------------------------------------
Book value per common share               $     16.84    $     16.23    $     14.89    $     14.90    $     14.45
Cash dividend per common share                   0.31           0.28           0.28           0.28           0.28
Stock price at end of period                    37.71          34.57          32.08          30.81          32.72
Low closing stock price for the period          33.63          30.37          28.89          27.12          28.75
High closing stock price for the period         38.25          35.29          32.71          33.55          32.72
                                          -----------------------------------------------------------------------
Total equity/assets                              8.81%          8.59%          7.87%          7.95%          7.95%
Tangible common equity/assets                    7.39           7.15           7.20           7.27           7.23
Tier 1 leverage ratio                            8.23           7.28           7.03           7.02           6.93
Tier 1 risk-based capital ratio                 10.96           9.43           9.71           9.73           9.64
Total risk-based capital ratio                  14.20          12.73          13.15          13.19          10.98
                                          -----------------------------------------------------------------------
Shares outstanding (period end)                75,746         75,849         71,869         72,386         72,716
Basic shares outstanding (average)             75,922         73,142         72,137         72,692         72,760
Diluted shares outstanding (average)           77,041         74,042         72,746         73,297         73,360
-------------------------------------------------------------------------------------------------------------------

Second Quarter Results

Net income for second quarter 2002 was $52.2 million, up $6.2 million from the $46.0 million net income earned in the second quarter of 2001. ROE was 16.73%, down 129 bp from the second quarter of 2001, while ROA remained virtually unchanged with an increase of 5 bp to 1.47%.

Fully taxable equivalent net interest income for the second quarter of 2002 was $131.8 million, $22.3 million higher than the second quarter of 2001, with approximately $10 million from Signal. The net interest margin of 3.96% in the second quarter of 2002 was 40 bp higher than the net interest margin of 3.56% in the second quarter of 2001 (see Tables 2 and 3). Changes in the rate environment contributed $15.0 million to taxable equivalent net interest income, while changes in the volume and mix of average earning assets also impacted fully taxable equivalent net interest income favorably by $7.3 million (see Table 3). Growth in average earning assets (up $1.0 billion to $13.2 billion) and interest-bearing liabilites (up $640 million to $11.4 billion) was primarily attributable to the acquisition of Signal in February 2002. Average loans grew 9.3% to $9.9 billion, while noninterest-bearing demand deposits grew 29.9% to $1.4 billion and wholesale funding increased $396 million to $3.8 billion (and represented 33.0% of interest-bearing liabilities for the second quarter of 2002 compared to 31.3% for the second quarter of 2001).

The net interest margin rose 40 bp to 3.96% for the second quarter of 2002, attributed primarily to falling interest rates (the average Fed funds rate for the second quarter of 2002 was 257 bp lower than the second quarter of 2001). The 40 bp increase in net interest margin was the result of a 57 bp improvement in interest rate spread (i.e. a 185 bp decrease in rate on interest-bearing liabilities, partially offset by a 128 bp drop in earning asset yield) and 17 bp lower contribution from net free funds.

The provision for loan losses was up $5.6 million over the provision for the second quarter of 2001, in part due to loan growth, particularly in commercial loans (commercial, financial and agricultural loans; commercial real estate; and real estate construction loans), the increase in nonperforming loans and net charge offs between comparable periods, and the continued soft economic conditions. The allowance for loan losses to loans at June 30, 2002 was 1.50% compared to 1.41% at June 30, 2001. See Tables 6 and 8. See also Section "Nonperforming Loans and Other Real Estate Owned" which discusses the increase in nonperforming loans at June 30, 2002.

Noninterest income was $49.9 million for the second quarter of 2002, down $1.1 million from the second quarter of 2001 (see Table 4), with Signal contributing approximately $4 million in the second quarter of 2002. Mortgage banking income was down $5.9 million, primarily due to a $2.9 million gain from the sale of mortgage servicing during the second quarter of 2001 (versus none in the second quarter of 2002) and a decrease in secondary mortgage loan production ($409 million for the second quarter of 2002 versus $665 million for the second quarter of 2001), resulting in reduced production-related fees and lower gains on the sale of mortgage loans. Service charges on deposit accounts increased $2.2 million as the result of changes in the service charge fee structure between comparable quarters. Retail commissions were up $1.6 million, with insurance commissions (including fixed annuity income) up $1.8 million and brokerage commissions down $0.2 million. Trust service fees were up $.4 million due to increased rates on tax return fee revenue.

Noninterest expense for the second quarter of 2002 was up $9.2 million over the second quarter of 2001 (see Table 5), directly influenced by the acquisition of Signal, which added approximately $9 million in the second quarter of 2002. Large increases were in personnel and occupancy costs, given a larger employee base and broader branch network as the Corporation assimilated Signal's businesses and operations. Personnel expense increased $7.5 million (of which, $5.8 million was due to higher salary expense and $1.7 million was attributable to higher fringe benefits). Mortgage servicing rights expense was up $1.2 million, the result of a $1.0 million increase in the amortization of mortgage servicing rights and a $0.2 million larger addition to the valuation allowance. Occupancy expense grew $0.7 million due to the addition of the Signal branch network. Legal and professional fees increased $0.7 million, with most categories showing increases (legal fees, consultant fees, and exam/audit fees).

Income taxes were down $0.3 million between comparable quarters, due to the decrease in the effective tax rate, at 27.8% for the second quarter of 2002 compared to 30.6% for the second quarter of 2001. The decline in the effective tax rate was a result of tax benefits realized due to the merger of the Wisconsin banks into a single national charter during 2001 and the adoption of SFAS 142 in 2002, which required the amortization of goodwill to cease.

Current Accounting Pronouncements

In July 2002 the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Corporation is required to adopt the provisions of SFAS 146 for exit or disposal activities initiated after December 31, 2002. The adoption is not expected to be material to the Corporation's financial position or results of operations.

Subsequent Event

On July 24, 2002, the Board of Directors declared a $0.31 per share dividend payable August 15, 2002, to shareholders of record as of August 1, 2002.

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

The following table represents the Corporation's consolidated static gap position as of June 30, 2002.

Interest Rate Sensitivity Analysis

                                                                         June 30, 2002
                                        -----------------------------------------------------------------------------------
                                                                  Interest Sensitivity Period
                                                        91-180        181-365      Total Within
                                          0-90 Days      Days          Days          1 Year      Over 1 Year      Total
                                        ------------ ------------ ------------- -------------- ------------- --------------
                                                                        ($ in Thousands)
Earning assets:
  Loans, held for sale                  $   123,520   $      ---   $       ---   $    123,520   $       ---  $    123,520
  Investment securities, at fair value      599,883      166,106       306,250      1,072,239     2,351,888     3,424,127
  Loans                                   5,425,385      479,582       761,625      6,666,592     3,216,077     9,882,669
  Other earning assets                       63,128          ---           ---         63,128           ---        63,128
                                        ---------------------------------------------------------------------------------
Total earning assets                    $ 6,211,916   $  645,688   $ 1,067,875   $  7,925,479   $ 5,567,965  $ 13,493,444
                                        =================================================================================
Interest-bearing liabilities:
  Interest-bearing deposits(1) (2)      $ 1,346,139   $  985,565   $ 1,424,163   $  3,755,867   $ 5,036,409  $  8,792,276
  Other  interest-bearing
    liabilities (2)                       2,600,258      293,268       185,425      3,078,951     1,144,637     4,223,588
  Interest rate swaps                       (25,000)     200,000           ---        175,000      (175,000)          ---
                                        ---------------------------------------------------------------------------------
Total interest-bearing liabilities      $ 3,921,397  $ 1,478,833   $ 1,609,588   $  7,009,818   $ 6,006,046  $ 13,015,864
                                        =================================================================================
Interest sensitivity gap                $ 2,290,519  $  (833,145)  $  (541,713)  $    915,661   $  (438,081) $    477,580
Cumulative interest sensitivity gap     $ 2,290,519  $ 1,457,374   $   915,661

12 Month cumulative gap as a
  percentage of earning assets
  at June 30, 2002                             17.0%        10.8%          6.8%
                                        =================================================================================

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

(2) For analysis purposes, Brokered CDs of $234 million have been included with other interest-bearing liabilities and excluded from interest-bearing deposits.

The static gap analysis in the table above provides a representation of the Corporation's earnings sensitivity to changes in interest rates. It is a static indicator that does not reflect various repricing characteristics and may not necessarily indicate the sensitivity of net interest income in a changing interest rate environment. Since December 31, 2001, the Corporation has moved from a liability sensitive balance sheet to an asset sensitive balance sheet as measured at the 12 month cumulative gap position. The predominant reasons for this change in market risk since year-end include the impact of the Signal acquisition, higher loan prepayment, and the continued replacement of short-term borrowings with long-term debt.

                              ASSOCIATED BANC-CORP
                           PART II - OTHER INFORMATION

ITEM 4:   Submission of matters to a vote of security holders

          (a) The corporation held its Annual Meeting of Shareholders on April 24, 2002. Proxies were solicited by corporation management pursuant to Regulation 14A under the Securities Exchange Act of 1934.

          (b)  Directors   elected  at  the  Annual   Meeting  were  William  R.
               Hutchinson, George R. Leach, and John C. Seramur.

          (c) The matters voted upon and the results of the voting were as follows:

               (i) Election of the below-named nominees to the Board of Directors of the Corporation:

                                                 FOR                  WITHHELD

                    All Nominees:             54,007,961              671,015

                    By Nominee:

                    William R. Hutchinson     53,700,908              978,868
                    George R. Leach           53,579,658            1,100,118
                    John C. Seramur           53,990,895              688,881

               (ii) Approval of the  Associated  Banc-Corp  Amended and Restated
                    Long-Term Incentive Stock Plan.

                       FOR                     AGAINST                ABSTAIN

                    47,507,059                6,338,564               834,153

               (iii)Ratification  of the  selection  of KPMG LLP as  independent auditors of Associated for the year ending December 31, 2002.

                       FOR                     AGAINST                ABSTAIN

                    53,091,629                1,398,176               189,971

          (d)  Not applicable

ITEM 6:   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               Exhibit  11,   Statement   regarding   computation  of  per-share
               earnings. See Note 4 of the notes to consolidated financial statements in Part I Item I.

               Exhibit 99, Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached hereto.

          (b)  Reports on Form 8-K:

               A report on Form 8-K dated May 23, 2002, was filed under Item 5, Other Events, and under Item 7, Financial Statements and Exhibits, indicating Associated's announcement that an Underwriting Agreement and a Terms Agreement had been entered into between Associated Banc-Corp and Merrill Lynch, Pierce, Fenner & Smith Incorporated. As a result of these agreements, the Corporation was authorized to issue up to $300 million of trust preferred securities, of which, $175 million were issued at June 30, 2002.

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

                                        ASSOCIATED BANC-CORP
                                        ----------------------------------------
                                        (Registrant)


Date:  August 14, 2002                  /s/ Robert C. Gallagher
                                        ----------------------------------------
                                        Robert C. Gallagher
                                        President and Chief Executive Officer


Date:  August 14, 2002                  /s/ Joseph B. Selner
                                        ----------------------------------------
                                        Joseph B. Selner
                                        Chief Financial Officer

                                   Exhibit 99

        Certification by the Chief Executive Officer and Chief Financial
         Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
                to Section 906 of the Sarbanes-Oxley Act of 2002


Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned officers of Associated Banc-Corp, a Wisconsin corporation (the "Company"), does hereby certify that:

1. The accompanying Quarterly Report of the Company on Form 10-Q for the period ended June 30, 2002 (the "Report"), fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                        /s/ Robert C. Gallagher
                                        ----------------------------------------
                                        Robert C. Gallagher
                                        Chief Executive Officer
                                        August 14, 2002



                                        /s/ Joseph B. Selner
                                        ----------------------------------------
                                        Joseph B. Selner
                                        Chief Financial Officer
                                        August 14, 2002