Form 10-Q
period 2002-09-30
ASSOCIATED BANC-CORP
filed 2002-11-12
CIK 7789

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT  OF  1934

     For  the  quarterly   period  ended        September  30,  2002
                                          --------------------------------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                     to
                                   ---------------------  ----------------------

Commission file number                0-5519

                              Associated Banc-Corp
             (Exact name of registrant as specified in its charter)


      Wisconsin                                          39-1098068
--------------------------------------------------------------------------------
(State or other jurisdiction of               (IRS employer identification no.)
 incorporation or organization)

1200 Hansen Road, Green Bay, Wisconsin                               54304
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip code)

                                  (920)491-7000
--------------------------------------------------------------------------------
                         (Registrant's telephone number,
                              including area code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant's common stock, par value $0.01 per share, at October 31, 2002, was 74,569,072 shares.

                              ASSOCIATED BANC-CORP
                                TABLE OF CONTENTS


                                                                        Page No.
                                                                       --------
PART I.   Financial Information

          Item 1.  Financial Statements (Unaudited):

                   Consolidated Balance Sheets -
                   September 30, 2002, September 30, 2001
                     and December 31, 2001                                 3

                   Consolidated Statements of Income -
                     Three and Nine Months Ended September 30,
                       2002 and 2001                                       4

                   Consolidated Statement of Changes in
                     Stockholders' Equity - Nine Months Ended
                       September 30, 2002                                  5

                     Consolidated Statements of Cash Flows -
                 Nine Months Ended September 30, 2002 and 2001 6

                   Notes to Consolidated Financial Statements              7

          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations        17

          Item 3.  Quantitative and Qualitative Disclosures About
                     Market Risk                                          34

          Item 4.  Controls and Procedures                                36

PART II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K                       36

 Signatures                                                               37

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

                              ASSOCIATED BANC-CORP
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                              September 30,   September 30,  December 31,
                                                                  2002            2001           2001
                                                             ----------------------------------------------
                                                                    (In Thousands,except share data)
ASSETS
Cash and due from banks                                      $    404,660    $    340,830    $    587,994
Interest-bearing deposits in other financial institutions           5,451          25,379           5,427
Federal funds sold and securities purchased under
  agreements to resell                                            109,650         305,825          12,015
Investment securities available for sale, at fair value         3,432,758       3,245,240       3,197,021
Loans held for sale                                               379,136         142,134         301,707
Loans                                                          10,086,510       9,010,370       9,019,864
Allowance for loan losses                                        (155,288)       (126,631)       (128,204)
                                                             --------------------------------------------
    Loans, net                                                  9,931,222       8,883,739       8,891,660
Premises and equipment                                            133,596         120,300         119,528
Goodwill                                                          212,112          94,004          92,397
Other intangible assets                                            39,869          39,561          37,991
Other assets                                                      396,248         367,813         358,634
                                                             --------------------------------------------
               Total assets                                  $ 15,044,702    $ 13,564,825    $ 13,604,374
                                                             ============================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing deposits                                 $  1,740,932    $  1,213,541    $  1,425,109
Interest-bearing deposits, excluding Brokered CDs               7,018,506       6,875,173       6,897,502
Brokered CDs                                                      187,915         310,198         290,000
                                                             --------------------------------------------
    Total deposits                                              8,947,353       8,398,912       8,612,611
Short-term borrowings                                           2,630,285       2,882,156       2,643,851
Long-term debt                                                  1,830,260       1,020,116       1,103,395
Company-obligated mandatorily redeemable
       preferred securities                                       186,739            --              --
Accrued expenses and other liabilities                            179,374         184,767         174,101
                                                             --------------------------------------------
              Total liabilities                                13,774,011      12,485,951      12,533,958

Stockholders' equity
    Preferred stock                                                  --              --              --
Common stock (par value $0.01 per share, authorized
     100,000,000 shares, issued 75,885,210, 73,007,172 and
       72,791,792 shares, respectively)                               759             664             662
    Surplus                                                       655,540         296,381         289,751
    Retained earnings                                             581,145         734,345         760,031
    Accumulated other comprehensive income                         76,644          65,147          47,176
Treasury stock, at cost (1,287,669, 621,403 and 922,902
    shares, respectively)                                         (43,397)        (17,663)        (27,204)
                                                             --------------------------------------------
              Total stockholders' equity                        1,270,691       1,078,874       1,070,416
                                                             --------------------------------------------
               Total liabilities and stockholders' equity    $ 15,044,702    $ 13,564,825    $ 13,604,374
                                                             ============================================

See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:

                              ASSOCIATED BANC-CORP
                        Consolidated Statements of Income
                                   (Unaudited)
                                                                 Three Months Ended     Nine Months Ended
                                                                    September 30,         September 30,
                                                                   2002       2001       2002       2001
                                                                 ------------------------------------------
                                                                    (In Thousands, except per share data)
INTEREST INCOME
    Interest and fees on loans                                   $158,886   $170,895   $468,556   $533,506
    Interest and dividends on investment securities
       and deposits with other financial institutions:
       Taxable                                                     30,918     36,170     97,149    112,039
       Tax exempt                                                   9,916     10,123     29,884     30,329
    Interest on federal funds sold and securities
      purchased under agreements to resell                             45        246        339        887
                                                                 -----------------------------------------
       Total interest income                                      199,765    217,434    595,928    676,761
INTEREST EXPENSE
    Interest on deposits                                           39,336     70,314    133,125    240,706
    Interest on short-term borrowings                              13,039     30,247     40,534    111,691
    Interest on long-term debt, including preferred securities     19,032      9,862     50,716     16,398
                                                                 -----------------------------------------
       Total interest expense                                      71,407    110,423    224,375    368,795
                                                                 -----------------------------------------
NET INTEREST INCOME                                               128,358    107,011    371,553    307,966
    Provision for loan losses                                      12,831      6,966     36,085     18,913
                                                                 -----------------------------------------
    Net interest income after provision for loan losses           115,527    100,045    335,468    289,053
NONINTEREST INCOME
    Trust service fees                                              6,722      6,627     21,815     22,038
    Service charges on deposit accounts                            12,261      9,672     33,874     27,967
    Mortgage banking                                               20,468     11,506     42,709     36,195
    Credit card and other nondeposit fees                           7,045      6,534     20,211     20,430
    Retail commissions                                              3,635      4,119     14,136     12,868
     Bank owned life insurance income                               3,545      3,308     10,284      9,626
    Asset sale gains, net                                             658         59      1,030        974
    Investment securities gains, net                                  374        476        374        718
    Other                                                           3,948      5,848     11,526     12,681
                                                                 -----------------------------------------
       Total noninterest income                                    58,656     48,149    155,959    143,497
NONINTEREST EXPENSE
    Personnel expense                                              47,581     43,266    141,339    124,804
    Occupancy                                                       6,553      5,635     19,340     17,916
    Equipment                                                       3,909      3,493     11,126     10,823
    Data processing                                                 5,420      4,870     15,527     14,535
    Business development and advertising                            3,728      3,310     10,300      9,502
    Stationery and supplies                                         1,395        959      5,225      5,021
    FDIC expense                                                      384        399      1,158      1,279
     Mortgage servicing rights expense                             13,372      5,703     20,143     12,312
     Goodwill amortization expense                                   --        1,635       --        4,904
     Core deposit intangible amortization                             576        466      1,674      1,400
     Loan expense                                                   3,967      2,598     10,280      7,997
    Other                                                          11,298     11,754     35,674     34,323
                                                                 -----------------------------------------
       Total noninterest expense                                   98,183     84,088    271,786    244,816
                                                                 -----------------------------------------
Income before income taxes                                         76,000     64,106    219,641    187,734
Income tax expense                                                 22,528     19,001     62,363     54,524
                                                                 -----------------------------------------
NET INCOME                                                       $ 53,472   $ 45,105   $157,278   $133,210
                                                                 =========================================

Earnings per share:
    Basic                                                        $   0.71   $   0.62   $   2.10   $   1.83
    Diluted                                                      $   0.70   $   0.62   $   2.08   $   1.82
Average shares outstanding:
    Basic                                                          75,158     72,692     74,748     72,739
    Diluted                                                        76,047     73,297     75,666     73,318


See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:

                              ASSOCIATED BANC-CORP
            Consolidated Statement of Changes in Stockholders' Equity
                                   (Unaudited)

                                                                               Accumulated
                                                                                  Other
                                             Common                Retained   Comprehensive    Treasury
                                             Stock     Surplus     Earnings       Income        Stock       Total
                                           -------------------------------------------------------------------------
                                                              (In Thousands, except per share data)
Balance, December 31, 2001                    $662    $289,751    $760,031       $47,176      $(27,204)  $1,070,416
Comprehensive income:
  Net income                                   ---         ---     157,278           ---           ---      157,278
  Net unrealized holding loss on
    derivative instruments,
    net of tax of $7.8 million                 ---         ---         ---       (11,640)          ---      (11,640)
  Net unrealized holding gain on
    securities available for
    sale, net of tax of $22.8 million          ---         ---         ---        41,108           ---       41,108
                                                                                                           --------
       Comprehensive income                                                                                 186,746
                                                                                                           --------
Cash dividends, $0.90 per share                ---         ---     (67,050)          ---           ---      (67,050)
Common stock issued:
  Business combinations                         37     133,892         ---           ---           ---      133,929
  Incentive stock options                      ---         ---     (10,474)          ---        24,129       13,655
  10% stock dividend                            70     258,570    (258,640)          ---           ---          ---
Purchase and retirement of treasury stock
  in connection with repurchase  program       (10)    (31,425)        ---           ---           ---      (31,435)
Purchase of treasury stock                     ---         ---         ---           ---       (40,322)     (40,322)
Tax benefit of stock options                   ---       4,752         ---           ---           ---        4,752
                                            ------------------------------------------------------------------------
Balance, September 30, 2002                   $759    $655,540    $581,145       $76,644      $(43,397)  $1,270,691
                                            ========================================================================

See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:

                              ASSOCIATED BANC-CORP
                      Consolidated Statements Of Cash Flows
                                   (Unaudited)

                                                         Nine Months Ended
                                                           September 30,
                                    2002 2001
                                                      ----------------------
                                                          ($ in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                            $   157,278   $   133,210
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Provision for loan losses                               36,085        18,913
   Depreciation and amortization                           14,141        14,185
   Amortization (accretion) of:
      Mortgage servicing rights                            20,143        12,312
      Goodwill and other intangible assets                  1,674         6,304
      Investment premiums and discounts                     8,928          (154)
      Deferred loan fees and costs                            613         1,820
   Gain on sales of securities, net                          (374)         (718)
   Gain on sales of assets, net                            (1,030)         (974)
   Gain on sales of loans held for sale, net              (19,794)      (15,357)
   Mortgage loans originated and acquired
     for sale                                          (1,956,337)   (1,498,709)
   Proceeds from sales of mortgage loans held
     for sale                                           1,915,807     1,396,525
   Increase in interest receivable and other assets       (38,721)      (26,299)
   Increase in interest payable and other liabilities      13,398        38,246
                                                       ------------------------
Net cash provided by operating activities                 151,811        79,304
                                                      -------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans                                    (315,701)     (113,468)
Capitalization of mortgage servicing rights               (18,096)      (14,348)
Purchases of:
   Securities available for sale                       (1,071,201)     (504,686)
   Premises and equipment                                 (14,069)       (6,558)
Proceeds from:
   Sales of securities available for sale                  27,793       135,627
   Maturities of securities available for sale          1,027,202       478,481
   Sales of other real estate owned, premises and
     equipment, and other assets                            8,854         5,752
Net cash acquired in business combination                  17,982           --
                                                      -------------------------
Net cash used by investing activities                    (337,236)      (19,200)
                                                      -------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits                                 (448,702)     (892,734)
Net increase (decrease) in short-term borrowings         (116,329)      283,953
Repayment of long-term debt                               (35,414)         (864)
Proceeds from issuance of long-term debt                  825,347       898,560
Cash dividends                                            (67,050)      (60,191)
Proceeds from exercise of incentive stock options          13,655         4,177
Purchase and retirement of treasury stock                 (31,435)          --
Purchase of treasury stock                                (40,322)      (17,491)
                                                      -------------------------
Net cash provided by financing activities                  99,750       215,410
                                                      -------------------------
Net increase (decrease) in cash and
  cash equivalents                                        (85,675)      275,514
Cash and cash equivalents at beginning of period          605,436       396,520
                                                      -------------------------
Cash and cash equivalents at end of period            $   519,761   $   672,034
                                                      =========================
Supplemental disclosures of cash flow information: Cash paid during the period for:
   Interest                                           $   230,194   $   388,955
   Income taxes                                            60,616        33,341
Supplemental schedule of noncash
  investing activities:
  Securities held to maturity transferred
    to securities available for sale                          --        372,873
   Loans transferred to other real estate                  4,684          2,143

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

NOTE 2: Reclassifications

Certain items in the prior period consolidated financial statements have been reclassified to conform with the September 30, 2002 presentation.

NOTE 3: Statements of Financial Accounting Standards ("SFAS")

Effective July 1, 2001, the Corporation adopted SFAS No. 141, "Business Combinations," ("SFAS 141"). The Corporation also adopted SFAS No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142") effective January 1, 2002.

SFAS 141 requires that all business combinations be accounted for using the purchase method. Identifiable intangible assets, such as core deposit intangibles and mortgage servicing rights, are recognized separately from goodwill on the consolidated balance sheet as other intangible assets. Other identifiable intangible assets with a definite life are amortized over their estimated useful lives and are also tested for impairment periodically. Goodwill represents the excess of the price paid for the acquisition of subsidiaries over the fair value of the net assets acquired. Under SFAS 142, goodwill and indefinite life intangibles are no longer amortized but are subject to impairment tests on at least an annual basis. Any impairment of goodwill or intangibles will be recognized as an expense in the period of impairment.

The Corporation was required to complete the transitional goodwill impairment test within six months of adoption of SFAS 142 and to record the impairment, if any, by the end of the fiscal year. Any loss resulting from the transitional impairment test will be recorded as a cumulative effect of a change in accounting principle and charged to net income for the three months ended March 31, 2002. The Corporation completed the transitional goodwill impairment test in the second quarter of 2002 as of January 1, 2002. No impairment loss was recorded as of January 1, 2002. See Notes 4, 5, and 6 for disclosures about the impact SFAS 141 and SFAS 142 have on the Corporation's consolidated financial statements.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions," ("SFAS 147"). SFAS 147 amends SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," ("SFAS 72") to remove the acquisition of financial institutions from the scope of that statement and provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets. Except for transactions between two or more mutual enterprises, SFAS 147 requires acquisitions of financial institutions that meet the definition of a business combination to be accounted for in accordance with SFAS 141 and SFAS 142. The provisions of SFAS 147 are effective on October 1, 2002, with earlier application permitted.

The Corporation adopted SFAS 147 effective September 30, 2002. At January 1, 2002, the Corporation had $7.4 million of goodwill from certain business combinations that was continuing to be amortized in 2002 under SFAS 72, prior to the issuance of SFAS 147. With the adoption of SFAS 147, which removed certain acquisitions from the scope of SFAS 72 and included them under SFAS 142, the Corporation ceased such amortization. The amount of such amortization was $0.25 million pre-tax per quarter, or approximately 0.3 of a cent of diluted earnings per share per quarter in 2002. The Corporation discontinued such amortization effective January 1, 2002, the same date as the Corporation's adoption of SFAS 142, and has restated any prior information as required. No impairment loss was necessary from the January 1 and May 1, 2002, impairment tests described above under the Corporation's adoption of SFAS 142, including the $7.4 million of goodwill related to SFAS 147. See Note 6 for the required disclosures under SFAS 147 and Note 4 for related disclosures of SFAS 142 adjusted to include the impact of SFAS 147.

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

Presented below are the calculations for basic and diluted earnings per share, as reported, as well as adjusted to exclude the amortization of goodwill affected by adopting SFAS 142 and SFAS 147.

                                      Three Months Ended    Nine Months Ended
                                         September 30,         September 30,
                                        2002       2001       2002       2001
                                      ------------------------------------------
                                        (In Thousands, except per share data)

Net income, as reported               $ 53,472   $ 45,105   $157,278   $133,210
Adjustment: Goodwill
  amortization, net of tax                --        1,547       --        4,640
                                      -----------------------------------------
Net income, adjusted                  $ 53,472   $ 46,652   $157,278   $137,850
                                      =========================================

Weighted average shares
  outstanding                           75,158     72,692     74,748     72,739
Effect of dilutive stock options
  outstanding                              889        605        918        579
                                      -----------------------------------------
Diluted weighted average shares
  outstanding                           76,047     73,297     75,666     73,318
                                      =========================================

Basic earnings per share:
Basic earnings per share,
  as reported                            $0.71      $0.62       $2.10     $1.83
Adjustment: Goodwill amortization,
  net of tax                               --        0.02         --       0.07
                                         --------------------------------------
Basic earnings per share, adjusted       $0.71      $0.64       $2.10     $1.90
                                        =======================================

Diluted earnings per share:
Diluted earnings per share,
  as reported                            $0.70      $0.62       $2.08     $1.82
Adjustment: Goodwill amortization,
  net of tax                               --        0.02         --       0.06
                                         --------------------------------------
Diluted earnings per share, adjusted     $0.70      $0.64       $2.08     $1.88
                                         ======================================

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

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition.

                                                                   $ in Millions
                                                              ---------------

Investment securities available for sale                       $    163.8
Loans                                                               760.0
Allowance for loan losses                                           (12.0)
Other assets                                                        118.1
Intangible asset                                                      5.6
Goodwill                                                            119.7
                                                                 --------
  Total assets acquired                                        $  1,155.2
                                                                 --------

Deposits                                                       $    784.8
Borrowings                                                          165.5
Other liabilities                                                    12.4
                                                                 --------
  Total liabilities assumed                                    $    962.7
                                                                 --------
Net assets acquired                                            $    192.5
                                                                 ========

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

                                             Nine months ended September 30,
                                                 2002               2001
                                          -------------------- ----------------
                                          (In Thousands, except per share data)

Total revenue                                  $537,336           $492,583
Net income                                      156,388            140,818
Basic earnings per share                           2.07               1.83
Diluted earnings per share                         2.04               1.81

NOTE 6: Goodwill and Other Intangible Assets

Upon the adoption of SFAS 142 effective January 1, 2002, the Corporation had unamortized goodwill in the amount of $92.4 million. The $92.4 million of goodwill included $7.4 million that was continuing to be amortized in 2002 under SFAS 72, prior to the adoption of SFAS 147. With the early adoption of SFAS 147, which removed certain acquisitions from the scope of SFAS 72 and included them under SFAS 142 at September 30, 2002, the Corporation discontinued such amortization effective January 1, 2002. The amount of such amortization was $.25 million pre-tax per quarter, or approximately 0.3 of a cent of diluted earnings per share per quarter in 2002. The Corporation has restated all prior information to remove this amortization expense as required. See also Note 4.

The change in the carrying amount of goodwill was as follows.

                                                                                             As of and for the year
                                                     As of and for the nine months ended             ended
Goodwill                                          September 30, 2002     September 30, 2001    December 31, 2001
--------                                         -------------------------------------------------------------------
                                                                              ($ in Thousands)
Balance at beginning of year                           $ 92,397               $ 98,908             $ 98,908
  Goodwill acquired during period                       119,715                   --                   --
  Goodwill amortization                                    --                   (4,904)              (6,511)
                                                 -------------------------------------------------------------------
Balance at end of period                               $212,112               $  94,004            $ 92,397
                                                 ===================================================================


Goodwill amortization expense was zero for the nine months ended September 30, 2002, $4.9 million for the nine months ended September 30, 2001, and $6.5 million for the year ended December 31, 2001. See Note 4 of the notes to consolidated financial statements for disclosure of net income and per share amounts excluding goodwill amortization, net of any income tax effects.

At January 1, 2002, the Corporation had other intangible assets consisting of core deposit intangibles of $5.9 million and mortgage servicing rights of $32.1 million that continue to be amortized. The goodwill, core deposit intangibles, and mortgage servicing rights are assigned to the Corporation's banking segment. The change in the carrying amount of core deposit intangibles, gross carrying amount, accumulated amortization, and net book value was as follows.

                                                                                             As of and for the year
                                                     As of and for the nine months ended            ended
Core deposit intangibles                          September 30, 2002     September 30, 2001    December 31, 2001
------------------------                        --------------------------------------------------------------------
                                                                            ($ in Thousands)
Balance at beginning of year                          $  5,925               $  7,792              $  7,792
  Additions                                              5,600                   --                    --
  Amortization                                          (1,674)                (1,400)               (1,867)
                                                 -------------------------------------------------------------------
Balance at end of period                              $  9,851               $  6,392              $  5,925
                                                 ===================================================================
Gross carrying amount                                 $ 28,166               $ 22,565              $ 22,565
Accumulated amortization                               (18,315)               (16,173)              (16,640)
                                                 -------------------------------------------------------------------
Net book value                                        $  9,851               $  6,392              $  5,925
                                                 ===================================================================

A summary of changes in the balance of the mortgage servicing rights asset and the mortgage servicing rights valuation allowance was as follows:

                                                                                             As of and for the year
                                                     As of and for the nine months ended             ended
Mortgage servicing rights                         September 30, 2002     September 30, 2001    December 31, 2001
-------------------------                        -------------------------------------------------------------------
                                                                            ($ in Thousands)
Balance at beginning of year                          $ 32,065               $ 36,269              $ 36,269
   Additions                                            18,096                 14,348                20,919
   Sales of mortgage servicing rights                     --                   (5,136)               (5,136)
   Amortization                                         (9,251)                (6,733)               (9,267)
   Change in valuation allowance                       (10,892)                (5,579)              (10,720)
                                                 -------------------------------------------------------------------
Balance at end of period                              $ 30,018               $ 33,169              $ 32,065
                                                 ===================================================================

Mortgage servicing rights valuation allowance
Balance at beginning of year                          $(10,720)              $  --                 $  --
     Additions                                         (10,892)                (5,579)              (10,720)
                                                 -------------------------------------------------------------------
Balance at end of period                              $(21,612)              $ (5,579)             $(10,720)
                                                 ===================================================================


Core deposit intangible amortization was $1.7 million for the nine months ended September 30, 2002, $1.4 million for the nine months ended September 30, 2001, and $1.9 million for the year ended December 31, 2001. Mortgage servicing rights expense, which includes the amortization of the mortgage servicing rights asset and increases or decreases to the valuation allowance associated with the mortgage servicing rights asset, was $20.1 million and $12.3 million for the nine months ended September 30, 2002 and 2001 respectively, and $20.0 million for year ended December 31, 2001. The following table shows the estimated future amortization expense for amortizing intangible assets. The projections of amortization expense are based on existing asset balances and the existing interest rate environment as of September 30, 2002. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon changes in mortgage interest rates, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

Estimated amortization expense ($ in Thousands)
                                           Core Deposit      Mortgage Servicing
                                            Intangible             Rights
                                         ---------------------------------------
Quarter ended December 31, 2002               $  724             $  4,134
Year ended December 31, 2003                   1,962               14,824
Year ended December 31, 2004                   1,734                7,971
Year ended December 31, 2005                   1,264                2,306
Year ended December 31, 2006                   1,162                  585
                                         =======================================

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

The Corporation uses derivative instruments primarily to hedge the variability in interest payments or protect the value of certain assets and liabilities recorded in its consolidated balance sheet from changes in interest rates. The predominant activities affected by the statement include the Corporation's use of interest rate swaps, interest rate caps, and certain mortgage banking activities. Swaps used as cash flow hedges allow the Corporation to hedge the variability in interest payments of a variable rate financial instrument, such as converting variable rate debt to a fixed rate debt. Swaps used as fair value hedges allow the Corporation to hedge the exposures to a change in fair value of the underlying asset or liability, for example, converting a fixed coupon financial instrument (such as loans or debt) to a variable rate.

In accordance with SFAS 133, the Corporation measures the effectiveness of its hedges on a periodic basis. Any difference between the fair value change of the hedge versus the fair value change of the hedged item is considered to be the "ineffective" portion of the hedge. The ineffective portion of the hedge is recorded as an increase or decrease in the related income statement classification of the item being hedged. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. For mortgage derivatives, which are not accounted for as hedges, changes in fair value are recorded as an adjustment to mortgage banking income.

                                                                  Estimated Fair
                                                Notional      Market Value                 Weighted Average
                                                 Amount      Gain / (Loss)     Receive Rate     Pay Rate     Maturity
                                               -----------------------------------------------------------------------
September 30, 2002                                   ($ in Thousands)
------------------
Interest Rate Risk Management hedges:
Swaps-receive variable / pay fixed (1), (3)       $400,000         $(26,435)       1.85%         5.73%       52 months
Swaps-receive fixed / pay variable (2), (4)        375,000           20,710        7.21%         3.39%      226 months

Caps-written (1), (5)                              200,000            3,477    Strike 4.72%       ---        47 months

Swaps-receive variable / pay fixed (2), (6)        219,261          (12,617)       4.03%         6.74%       55 months
                                               ========================================================================
September 30, 2001
------------------
Interest Rate Risk Management hedges:
Swaps-receive variable / pay fixed (1), (7)       $500,000          (17,623)       3.79%         5.61%       52 months

Swaps-receive variable / pay fixed (2), (6)         67,173           (2,342)       5.47%         7.20%       62 months
                                               =========================================================================

(1)  Cash flow hedges (2) Fair value hedges
(3) Hedges $400 million of variable rate debt (4) Hedges $375 million of fixed rate long-term debt (5) Hedges variable rate long-term debt (6) Hedges longer-term fixed rate commercial loans
(7)  Hedged $400 million of variable rate debt and $100 million of institutional
     CDs


Commitments to sell loans to various investors and commitments to fund loans to individual borrowers represent the Corporation's mortgage derivatives, the fair value of which are included in other liabilities on the consolidated balance sheet. The net fair value of these mortgage derivatives was a net gain of $6.3 million and $1.2 million, as of September 30, 2002 and 2001, respectively. The change in fair value of these derivatives was a $2.2 million gain and a $1.2 million gain for the nine months ended September 30, 2002 and 2001, respectively.

NOTE 8: Long-term Debt

Long-term debt at September 30 is as follows:
                                                                                     2002             2001
                                                                                -----------------------------
                                                                                        ($ in Thousands)

Federal Home Loan Bank advances (2.29% to 6.81%, fixed rate, maturing in 2002 through 2017 for 2002; 3.82% to 6.81%, fixed rate, maturing in 2001
  through 2014 for 2001)                                                         $1,165,234       $  614,596
Bank notes (1)                                                                      250,000          200,000
Bank notes (3.70% fixed rate, maturing in 2007)                                     100,000              ---
Subordinated debt (2)                                                               207,643          200,000
Repurchase agreements (3.65% fixed rate, maturing in 2005)                          100,000              ---
Other borrowed funds                                                                  7,383            5,520
                                                                                 ----------------------------
     Total long-term debt                                                        $1,830,260       $1,020,116
                                                                                 ============================

(1) On April 4, 2001, the Corporation issued $200 million of variable rate bank notes that mature on April 10, 2003. The notes reprice quarterly at LIBOR plus 22 basis points and was 2.08% at September 30, 2002. On May 16, 2002, the Corporation issued an additional $50 million of variable rate bank notes that mature on November 17, 2003. The May notes reprice quarterly at LIBOR plus 25 basis points and was 2.01% at September 30, 2002. During
     2001, the Corporation entered into a cash flow hedge to hedge the interest rate risk on the $200 million of bank notes issued April 2001. As of September 30, 2002, the fair value of the hedge was a $26.0 million loss.

(2) On August 6, 2001, the Corporation issued $200 million of subordinated debt. This debt has a fixed interest rate of 6.75% and matures on August
     15, 2011. During 2001, the Corporation entered into a fair value hedge to hedge the interest rate risk on the subordinated debt. As of September 30, 2002, the fair value of the hedge was a $9.0 million gain. The subordinated debt qualifies under the risk-based capital guidelines as Tier 2 supplementary capital for regulatory purposes.


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

The Preferred Securities qualify under the risk-based capital guidelines as Tier 1 capital for regulatory purposes. The Corporation used the proceeds from the sales of the Debentures for general corporate purposes. Also during May 2002 the Corporation entered into a fair value hedge to hedge the interest rate risk on the Debentures. As of September 30, 2002, the fair value of the hedge was a $11.7 million gain.

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

                                                                    Consolidated
                                        Banking        Other        Total
-----------------------------------------------------------------------------
As of and for the nine months ended        ($ in Thousands)
September 30, 2002

Goodwill                             $   212,112   $     ---     $   212,112
Total assets                         $15,015,616   $    29,086   $15,044,702
                                     =======================================

Net interest income                  $   371,539   $        14   $   371,553
Provision for loan losses                 36,085            --        36,085
Noninterest income                       122,933        33,026       155,959
Depreciation and amortization             35,781           177        35,958
Other noninterest expense                212,333        23,495       235,828
Income taxes                              61,742           621        62,363
                                     ---------------------------------------
  Net income                         $   148,531   $     8,747   $   157,278
                                     =======================================

As of and for the nine months ended
September 30, 2001

Goodwill                             $    94,004   $      --     $    94,004
Total assets                         $13,537,920   $  26,905     $13,564,825
                                     =======================================

Net interest income                  $   307,406   $     560     $   307,966
Provision for loan losses                 18,913         --           18,913
Noninterest income                       109,436      34,061         143,497
Depreciation and amortization             32,597         204          32,801
Other noninterest expense                188,247      23,768         212,015
Income taxes                              54,517           7          54,524
                                     ---------------------------------------
  Net income                         $   122,568   $  10,642     $   133,210
                                     =======================================
--------------------------------------------------------------------------------

                                                                    Consolidated
                                        Banking        Other        Total
-----------------------------------------------------------------------------
As of and for the three months ended             ($ in Thousands)
September 30, 2002

Goodwill                             $   212,112   $    --       $   212,112
Total assets                         $15,015,616   $  29,086     $15,044,702
                                     ========================================

Net interest income                  $   128,566   $    (208)    $   128,358
Provision for loan losses                 12,831        --            12,831
Noninterest income                        49,231       9,425          58,656
Depreciation and amortization             18,791          51          18,842
Other noninterest expense                 72,275       7,066          79,341
Income taxes                              22,518          10          22,528
                                     ----------------------------------------
  Net income                         $    51,382   $   2,090     $    53,472
                                     ========================================

As of and for the three months ended
September 30, 2001

Goodwill                             $    94,004   $    --       $    94,004
Total assets                         $13,537,920   $  26,905     $13,564,825
                                     ========================================

Net interest income                  $   106,832   $     179     $    107,011
Provision for loan losses                  6,966        --              6,966
Noninterest income                        37,720      10,429           48,149
Depreciation and amortization             12,407          57           12,464
Other noninterest expense                 63,469       8,155           71,624
Income taxes                              19,327        (326)          19,001
                                     -----------------------------------------
  Net income                         $    42,383   $   2,722     $     45,105
                                     =========================================
--------------------------------------------------------------------------------

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

These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The Corporation undertakes no obligation to update or revise any forward looking statements, whether as a result of new information, future events, or otherwise.

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

The consolidated financial statements of the Corporation are prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. This preparation requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management believes the following policies are both important to the portrayal of the company's financial condition and results and require subjective or complex judgments and therefore, management considers the following to be critical accounting policies.

Allowance for Loan Losses: Subject to the use of estimates, assumptions and judgments is management's evaluation process used to determine the adequacy of the allowance for loan losses which combines several factors: management's ongoing review and grading of the loan portfolio, consideration of past loan loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, existing economic conditions, the fair value of underlying collateral, and other factors which could affect probable credit losses. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change significantly. As an integral part of their examination process, various regulatory agencies also review the allowance for loan losses. Such agencies may require that certain loan balances be charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. The Corporation believes the allowance for loan losses is adequate and properly recorded in the financial statements. See section "Allowance for Loan Losses."

Mortgage Servicing Rights Accounting: The fair value of the Corporation's mortgage servicing rights asset is important to the presentation of the consolidated financial statements in that mortgage servicing rights are subject to a fair value-based impairment standard. Mortgage servicing rights do not trade in an active open market with readily observable prices. As such, like other participants in the mortgage banking business, the Corporation relies on an internal discounted cash flow model to estimate the fair value of its mortgage servicing rights. While the Corporation believes that the values produced by its internal model are indicative of the fair value of its mortgage servicing rights portfolio, these values can change significantly depending upon the then current interest rate environment and other economic conditions. The proceeds that might be received should the Corporation actually consider a sale of the mortgage servicing rights portfolio could differ from the amounts reported at any point in time. The Corporation believes the mortgage servicing rights asset is properly recorded in the financial statements. See Note 6, "Goodwill and Other Intangible Assets" and section "Noninterest Expense."

Derivative Financial Instruments and Hedge Accounting: In various aspects of its business the Corporation uses derivative financial instruments to reduce exposure to changes in interest rates and market prices for financial instruments. Substantially all of these derivative financial instruments are designated as hedges for financial reporting purposes. The application of the hedge accounting policy requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings and measurement of changes in the fair value of hedged items. However, if in the future the derivative financial instruments used by the Corporation no longer qualify for hedge accounting treatment and, consequently, the change in the fair value of hedged items could be recognized in earnings, the impact on the consolidated results of operations and reported earnings could be significant. The Corporation believes hedge effectiveness is evaluated properly in the consolidated financial statements. See Note 7, "Derivatives and Hedging Activities."

Income Tax Accounting: The assessment of tax liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management's current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. The Corporation believes the tax liabilities are adequate and properly recorded in the consolidated financial statements. See section "Income Taxes."

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

Results of Operations - Summary

Net income for the first nine months of 2002 totaled $157.3 million, or $2.10 and $2.08 for basic and diluted earnings per share. Comparatively, net income for the first nine months of 2001 was $133.2 million, or $1.83 and $1.82 for basic and diluted earnings per share, respectively. See Note 4 of the notes to consolidated financial statements for disclosure of net income and per share amounts excluding goodwill amortization, net of any income tax effects. Year-to-date 2002 results generated an annualized return on average assets of 1.49% and an annualized return on average equity of 17.28%, compared to 1.36% and 17.41%, respectively, for the same period in 2001. For the first nine months of 2002 net interest margin was 3.94% compared to 3.51% for the comparable period in 2001.

Results include the contribution of the former Signal Financial Corporation ("Signal") of Minnesota since its acquisition on February 28, 2002, and may impact the comparability of certain financial data (see Note 5 of the notes to consolidated financial statements). Signal, which added $1.1 billion in total assets, $765 million in loans, and $783 in deposits, was successfully integrated into the Corporation's operating platform during June 2002.

---------------------------------------------------------------------------------------------------------------------
                                                    TABLE 1 (1)
                      Summary Results of Operations: Trends
                     ($ in Thousands, except per share data)
                                                         Three months ended                 Nine months ended
                                                 ---------------------------------- --------------------------------
                                                 Sept 30, 2002 Sept 30, 2001
Sept 30, 2002 Sept 30, 2001
---------------------------------------------------------------------------------------------------------------------
Net income, as reported                           $   53,472     $   45,105     $   157,278    $   133,210
Net income, as adjusted (2)                           53,472         46,652         157,278        137,850

Earnings per share - basic, as reported           $     0.71     $     0.62     $      2.10    $      1.83
Earnings per share - basic, as adjusted (2)             0.71           0.64            2.10           1.90

Earnings per share - diluted, as reported         $     0.70     $     0.62     $      2.08    $      1.82
Earnings per share - diluted, as adjusted (2)           0.70           0.64            2.08           1.88

Return on average assets, as reported                   1.47%          1.36%           1.49%          1.36%
Return on average assets, as adjusted (2)               1.47           1.41            1.49           1.41

Return on average equity, as reported                  16.73%         17.03%          17.28%         17.41%
Return on average equity, as adjusted (2)              16.73          17.61           17.28          18.01

Return on tangible average equity, as reported (3)     20.28%         18.85%          20.59%         19.37%
Return on tangible average equity, as adjusted
  (2), (3)                                             20.28          19.49           20.59          20.05

Efficiency ratio, as reported (4)                      51.14%         52.49%          49.94%         52.48%
Efficiency ratio, as adjusted (2), (4)                 51.14          51.47           49.94          51.43

Net interest margin                                     3.96%          3.63%           3.94%          3.51%

(1)  All per share financial information has been restated to reflect the effect of the May 2002 stock dividend.
(2)  Selected 2001 financial data has been adjusted to exclude the amortization of goodwill affected by adopting SFAS 142 and 147 in 2002.
(3)  Net income divided by average stockholders' equity excluding goodwill and core deposit intangibles. (4) Noninterest expense divided by sum of taxable equivalent net interest income plus noninterest income, excluding investment securities gains (losses), net, and asset sales gains, net.
---------------------------------------------------------------------------------------------------------------------

Net Interest Income and Net Interest Margin

Net interest income on a fully taxable equivalent basis for the nine months ended September 30, 2002, was $389.6 million, an increase of $65.0 million or 20.0% over the comparable period last year. As indicated in Tables 2 and 3, the $65.0 million increase in fully taxable equivalent net interest income was attributable to rate (as the impact of changes in the interest rate environment improved fully taxable equivalent net interest income by $46.3 million) and, to a lesser degree, volume (with balance sheet growth and differences in the mix of average earning assets and average interest-bearing liabilities adding $18.7 million to fully taxable equivalent net interest income).

The net interest margin for the first nine months of 2002 was 3.94%, up 43 basis points ("bp") from 3.51% for the comparable period in 2001. This comparable period increase is attributable to a 61 bp increase in interest rate spread (the net of a 191 bp decrease in the cost of interest-bearing liabilities and a 130 bp decrease in the yield on earning assets), partially offset by a 18 bp lower contribution from net free funds.

Interest rates fell significantly between the comparable nine-month periods. In contrast, the Federal funds rate was lowered eight times during year-to-date 2001, while being unchanged during 2002. The average Federal funds rate of 1.75% for year-to-date 2002 was 274 bp lower than the average for year-to-date 2001. Both fully taxable equivalent net interest income and net interest margin benefited from the lower interest rate environment, particularly by lower costs of interest-bearing liabilities.

The yield on earning assets was 6.22% for year-to-date 2002, down 130 bp from the comparable nine-month period last year. Competitive pricing on new and refinanced loans, as well as the repricing of variable rate loans in a lower interest rate environment put downward pressure on loan yields. The average loan yield was 6.34%, down 149 bp from year-to-date 2001. The average yield on investments and other earning assets was 5.87%, down 79 bp.

The cost of interest-bearing liabilities was 2.65% for year-to-date 2002, down 191 bp compared to the first nine months of 2001, impacted by the significantly lower rate environment in 2002. The average cost of interest-bearing deposits excluding brokered CDs was 2.39%, down 181 bp from year-to-date 2001, benefiting in both lower-costing transaction accounts (down 144 bp in the aggregate) and time deposits (down 178 bp). Brokered CD balances declined to represent 2.5% of interest-bearing liabilities (versus 4.1% for year-to-date 2001) and had lower costs (down 394 bp to 2.16% for year-to-date 2002). The cost of wholesale funds (comprised of short-term borrowings and long-term debt) was 3.17% (down 194 bp from year-to-date 2001), also primarily attributable to the lower rate environment between comparable periods.

Average earning assets increased by $862 million (7.0%) over the comparable nine-month period last year. The growth in earning assets came primarily from loans, up an average of $762 million (8.4%). Due to the Corporation's focus on commercial loan growth and composition of its loan portfolio; commercial loans represented 59.5% of average loans for year-to-date 2002 compared to 53.3% for year-to-date 2001. Average investments and other earning assets increased $100 million to $3.3 billion.

Average interest-bearing liabilities increased $492 million (4.6%) over the comparable nine-month period last year, with net free funds (up $370 million, including $315 million increase in average non-interest bearing demand deposits) funding the remaining earning asset growth. The mix of interest-bearing liabilities was notably different between comparable periods. Average non-brokered interest-bearing deposits of $7.2 billion were up slightly, but with a noticeable shift in year-to-date 2002 from time deposits (down $380 million and costing 178 bp less between comparable nine-month periods) to transaction accounts (up $534 million collectively, and costing 144 bp less). Interest-bearing deposits excluding brokered CDs represented 63.7% of average interest-bearing liabilities compared to 65.2% for year-to-date 2001. The use of brokered CDs, a comparatively costly funding source during 2001, was intentionally reduced (down $150 million), representing 2.5% of average interest-bearing liabilities versus 4.1% for year-to-date 2001. Therefore, average wholesale funding increased (up $488 million and costing 194 bp less) to represent 33.7% of interest-bearing liabilities for year-to-date 2002 compared to 30.7% for year-to-date 2001. To take advantage of the lower rate environment, improve liquidity and mitigate interest rate risk, the Corporation increased its long-term debt, on average, to 13.7% of interest-bearing liabilities compared to 3.8% for year-to-date 2001. The growth in long-term debt since September 30, 2001 included the issuance of $175 million of trust preferred securities, $150 million of variable rate bank notes, $100 million of long-term repurchase agreements, and increased use of long-term Federal Home Loan Bank advances.

----------------------------------------------------------------------------------------------------------------------
                                                       TABLE 2
              Net Interest Income Analysis-Taxable Equivalent Basis
                                ($ in Thousands)
----------------------------------------------------------------------------------------------------------------------
                                       Nine Months ended September 30, 2002     Nine Months ended September 30, 2001
                                       ------------------------------------     --------------------------------------
                                                        Interest     Average                     Interest     Average
                                          Average        Income/     Yield/        Average        Income/     Yield/
                                          Balance        Expense      Rate         Balance        Expense      Rate
----------------------------------------------------------------------------------------------------------------------
Loans (1)                              $ 9,814,880     $ 469,403       6.34%     $ 9,052,783     $ 534,366     7.83%
Investments and other (1)                3,285,634       144,616       5.87        3,185,888       159,117     6.66
                                       -------------------------                 -------------------------
  Total earning assets                  13,100,514       614,019       6.22       12,238,671       693,483     7.52
Other assets, net                          993,235                                   815,823
                                       -----------                               -----------
  Total assets                         $14,093,749                               $13,054,494
                                       ===========                               ===========

Interest-bearing deposits,
  excluding brokered CDs               $ 7,179,939     $ 128,495       2.39%     $ 7,025,457     $ 220,729     4.20%
Brokered CDs                               287,199         4,630       2.16          437,531        19,977     6.10
Wholesale funding                        3,796,002        91,250       3.17        3,307,965       128,089     5.11
                                       -------------------------                 -------------------------
  Total interest-bearing liabilities    11,263,140       224,375       2.65       10,770,953       368,795     4.56
                                                       ---------                                   -------
Demand, non-interest bearing             1,437,938                                 1,123,109
Other liabilities                          175,506                                   137,342
Stockholders' equity                     1,217,165                                 1,023,090
                                       -----------                               -----------
  Total liabilities and equity         $14,093,749                               $13,054,494
                                       ===========                               ===========

Interest rate spread                                                   3.57%                                   2.96%
Net free funds                                                         0.37                                    0.55
                                                                       -----                                   -----
Net interest income, taxable
equivalent, and net interest margin                    $ 389,644       3.94%                     $ 324,688     3.51%
                                                       =====================                     ===================
Tax equivalent adjustment                                 18,091                                    16,722
                                                       ---------                                    ------
Net interest income, as reported                       $ 371,553                                 $ 307,966
                                                       =========                                 =========

(1)  The yield on tax exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.
----------------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------
                                                 TABLE 2 (continued)
                                Net Interest Income Analysis-Taxable Equivalent Basis
                                                    ($ in Thousands)
----------------------------------------------------------------------------------------------------------------------
                                     Three Months ended September 30, 2002     Three Months ended September 30, 2001
                                     -------------------------------------     ---------------------------------------
                                                      Interest       Average                     Interest     Average
                                        Average        Income/       Yield/        Average        Income/     Yield/
                                        Balance        Expense        Rate         Balance        Expense      Rate
----------------------------------------------------------------------------------------------------------------------
Loans (1)                              $10,128,826     $ 159,154       6.19%     $ 9,107,577     $ 171,180     7.41%
Investments and other (1)                3,299,160        46,602       5.65        3,182,051        51,834     6.51
                                       -------------------------                 -------------------------
  Total earning assets                  13,427,986       205,756       6.06       12,289,628       223,014     7.18
Other assets, net                        1,032,372                                   823,842
                                       -----------                               -----------
  Total assets                         $14,460,358                               $13,113,470
                                       ===========                               ===========
Interest-bearing deposits,
  excluding brokered CDs               $ 7,135,385     $  37,880       2.11%     $ 6,995,925     $  66,202     3.75%
Brokered CDs                               246,676         1,456       2.34          304,289         4,112     5.36
Wholesale funding                        4,077,612        32,071       3.09        3,446,910        40,109     4.56
                                       -------------------------                 -------------------------
  Total interest-bearing liabilities    11,459,673        71,407       2.46       10,747,124       110,423     4.06
                                        ----------                               -----------
Demand, non-interest bearing             1,564,986                                 1,168,294
Other liabilities                          167,344                                   146,988
Stockholders' equity                     1,268,355                                 1,051,064
                                       -----------                               -----------
  Total liabilities and equity         $14,460,358                               $13,113,470
                                       ===========                               ===========
Interest rate spread                                                   3.60%                                   3.12%
Net free funds                                                         0.36                                    0.51
                                                                       -----                                   -----
Net interest income, taxable
equivalent, and net interest margin                    $ 134,349       3.96%                     $ 112,591     3.63%
                                                       =====================                     ===================
Tax equivalent adjustment                                  5,991                                     5,580
                                                       ---------                                 ---------
Net interest income, as reported                       $ 128,358                                 $ 107,011
                                                       =========                                 =========
----------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------
                                     TABLE 3
               Volume / Rate Variance - Taxable Equivalent Basis
                                ($ in Thousands)
---------------------------------------------------------------------------------------------------
                                                                   Comparison of
                                                    Nine months ended Sept. 30, 2002 versus 2001
                                                      Income/          Variance Attributable to
                                                      Expense
                                                    Variance *           Volume           Rate
---------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                               $ (64,963)          $31,954       $ (96,917)
Investments and other                                 (14,501)            3,852         (18,353)
                                                    -------------------------------------------
  Total interest income                               (79,464)           35,806        (115,270)
INTEREST EXPENSE
Interest-bearing deposits excluding brokered CDs    $ (92,234)          $ 2,764       $ (94,998)
Brokered CDs                                          (15,347)           (2,423)        (12,924)
Wholesale funding                                     (36,839)           16,773         (53,612)
                                                    -------------------------------------------
  Total interest expense                             (144,420)           17,114        (161,534)
                                                    -------------------------------------------
  Net interest income                               $  64,956           $18,692       $  46,264
                                                    ============================================

*    The change in interest due to both rate and volume has been allocated proportionately to volume variance and rate variance based on the relationship of the absolute dollar change in each.
---------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------
                                    TABLE 3 (continued)
               Volume / Rate Variance - Taxable Equivalent Basis
                                ($ in Thousands)
---------------------------------------------------------------------------------------------------
                                                                   Comparison of
                                                    Three months ended Sept. 30, 2002 versus 2001
                                                      Income/          Variance Attributable to
                                                      Expense
                                                    Variance *           Volume           Rate
---------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                               $ (12,026)          $15,081       $ (27,107)
Investments and other                                  (5,232)            1,722          (6,954)
                                                    --------------------------------------------
  Total interest income                               (17,258)           16,803         (34,061)
INTEREST EXPENSE
Interest-bearing deposits excluding brokered CDs    $ (28,322)          $   842       $ (29,164)
Brokered CDs                                           (2,656)             (335)         (2,321)
Wholesale funding                                      (8,038)            5,461         (13,499)
                                                    --------------------------------------------
  Total interest expense                              (39,016)            5,968         (44,984)
                                                    --------------------------------------------
  Net interest income                               $  21,758           $10,835       $  10,923
                                                    ============================================

*    The change in interest due to both rate and volume has been allocated proportionately to volume variance and rate variance based on the relationship of the absolute dollar change in each.
---------------------------------------------------------------------------------------------------


Provision for Loan Losses

The provision for loan losses for year-to-date 2002 was $36.1 million, up $17.2 million from year-to-date 2001 of $18.9 million. The provision for loan losses reflects the increase in nonperforming assets and net charge offs. Annualized net charge-offs as a percent of average loans for year-to-date 2002 increased to 0.29% from 0.18% for year-to-date 2001 and 0.22% for the full year 2001. The ratio of the allowance for loan losses to total loans was 1.54%, up from 1.41% at September 30, 2001 and 1.42% at December 31, 2001. See Table 8.

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

Noninterest Income

Year-to-date 2002 noninterest income was $156.0 million. Compared to year-to-date 2001, noninterest income was up $12.5 million, or 8.7%. Primary components impacting the change between comparable quarters were mortgage banking income and service charges on deposit accounts.

--------------------------------------------------------------------------------------------------------------------------
                                                         TABLE 4
                                                   Noninterest Income
                                                     ($ in Thousands)
--------------------------------------------------------------------------------------------------------------------------
                                   3rd Qtr.   3rd Qtr.    Dollar     Percent    YTD        YTD       Dollar     Percent
                                     2002       2001      Change     Change     2002       2001      Change     Change
--------------------------------------------------------------------------------------------------------------------------
Trust service fees                 $  6,722   $  6,627   $     95       1.4%  $ 21,815   $ 22,038   $   (223)     (1.0)%
Service charges on deposit           12,261      9,672      2,589      26.8     33,874     27,967      5,907      21.1
accounts
Mortgage banking                     20,468     11,506      8,962      77.9     42,709     36,195      6,514      18.0
Credit card & other nondeposit        7,045      6,534        511       7.8     20,211     20,430       (219)     (1.1)
fees
Retail commissions                    3,635      4,119       (484)    (11.8)    14,136     12,868      1,268       9.8
Bank owned life insurance income      3,545      3,308        237       7.2     10,284      9,626        658       6.8
Asset sale gains, net                   658         59        599       N/M      1,030        974         56       5.7
Other                                 3,948      5,848     (1,900)    (32.5)    11,526     12,681     (1,155)     (9.1)
                                   ------------------------------------------------------------------------------------
  Subtotal                         $ 58,282   $ 47,673   $ 10,609      22.3%  $155,585   $142,779   $ 12,806       9.0%
Investment securities gains, net        374        476       (102)    (21.4)       374        718       (344)    (47.9)
                                   ------------------------------------------------------------------------------------
Total noninterest income           $ 58,656   $ 48,149   $ 10,507      21.8%  $155,959   $143,497   $ 12,462       8.7%
                                   ====================================================================================

N/M - Not meaningful.

--------------------------------------------------------------------------------------------------------------------------

Trust service fees decreased $0.2 million, or 1.0%, between the comparable nine-month periods. The change was primarily the result of decreases in servicing fees on personal and employee benefit plans due to the lower market value of assets under management (from $3.8 billion at September 30, 2001 to $3.5 billion at September 30, 2002), reflecting both market conditions and competitive factors.

Service charges on deposit accounts were up $5.9 million, or 21.1%, between the comparable nine-month periods, impacted in part by higher volumes associated with a larger account base. The increase was a function of higher service charges on business accounts and higher fees on overdrafts/nonsufficient funds due, in part, to an increase in fee rates during the first quarter of 2002.

Mortgage banking income consists of servicing fees, the gain or loss on sales of mortgage loans to the secondary market, gains on sales of servicing, and production-related fees (origination, underwriting and escrow waiver fees). Mortgage banking income increased $6.5 million compared to the first nine months of 2001. The increase was primarily a result of increased income associated with higher production volumes. Secondary mortgage loan production (mortgage loan production to be sold to the secondary market) was $2.0 billion for year-to-date 2002, up 30% over $1.5 billion for the comparable period in 2001. Consequently, production-related fees were up $5.5 million, and gains on sales of loans were up $5.4 million, a function of the volume and loan sale pricing. Offsetting these increases was $4.3 million in gains on the sales of mortgage servicing rights during year-to-date 2001 versus none in year-to-date 2002. Servicing fees on the portfolio serviced for others were down slightly ($0.1 million) between comparable periods, given the minimal change in the average balance serviced ($5.4 billion at September 30, 2002 versus $5.2 billion at September 30, 2001).

Credit card and other nondeposit fees were down slightly ($0.2 million or 1.1%) from year-to-date 2001, primarily in miscellaneous retail loan fees, offset partially by increases in credit card merchant income.

Retail commission income (which includes commissions from insurance and brokerage product sales) was up $1.3 million, or 9.8% compared to the first nine months of 2001. This increase was attributable predominantly to commissions on fixed annuities, a more attractive product given the lower rate environment.

Other noninterest income decreased $1.2 million, or 9.1% from year-to-date 2001. The sale of stock in a regional ATM network during third quarter 2001 resulted in a gain of $2.6 million, while a similar transaction on a different ATM network stock during the first quarter of 2002 resulted in a gain of $0.5 million.

Noninterest Expense

Noninterest expense was $271.8 million, up $27.0 million or 11.0% compared to the first nine months of 2001, influenced by the Corporation's larger cost base with the February 28, 2002 acquisition of Signal. Adjusting for goodwill amortization, which ceased on January 1, 2002 as a result of adopting SFAS 142 and SFAS 147, noninterest expense was up $31.9 million or 13.3%. Larger increases were in mortgage servicing rights expense, loan expense and in personnel and occupancy costs, given a larger employee base and broader branch network as the Corporation assimilated Signal's businesses and operations. During the second quarter of 2002, the Corporation completed its integration of Signal's banking subsidiaries with Associated Bank Minnesota, to operate under a single national charter named Associated Bank Minnesota, National Association.

--------------------------------------------------------------------------------------------------------------------------
                                                         TABLE 5
                                                   Noninterest Expense
                                                     ($ in Thousands)
--------------------------------------------------------------------------------------------------------------------------
                                   3rd Qtr.   3rd Qtr.    Dollar     Percent    YTD        YTD       Dollar     Percent
                                     2002       2001      Change     Change     2002       2001      Change     Change
--------------------------------------------------------------------------------------------------------------------------
Personnel expense                  $ 47,581   $ 43,266   $  4,315      10.0%  $141,339   $124,804   $ 16,535       13.2%
Occupancy                             6,553      5,635        918      16.3     19,340     17,916      1,424        7.9
Equipment                             3,909      3,493        416      11.9     11,126     10,823        303        2.8
Data processing                       5,420      4,870        550      11.3     15,527     14,535        992        6.8
Business development &                3,728      3,310        418      12.6     10,300      9,502        798        8.4
advertising
Stationery and supplies               1,395        959        436      45.5      5,225      5,021        204        4.1
FDIC expense                            384        399        (15)     (3.8)     1,158      1,279       (121)      (9.5)
Mortgage servicing rights
expense                              13,372      5,703      7,669     134.5     20,143     12,312      7,831       63.6
Core deposit intangible
amortization                            576        466        110      23.6      1,674      1,400        274       19.6
Loan expense                          3,967      2,598      1,369      52.7     10,280      7,997      2,283       28.5
Legal and professional fees           1,260        925        335      36.2      4,013      2,593      1,420       54.8
Other                                10,038     10,829       (791)     (7.3)    31,661     31,730        (69)      (0.2)
                                   -------------------------------------------------------------------------------------
  Subtotal                         $ 98,183   $ 82,453   $ 15,730      19.1%  $271,786   $239,912   $ 31,874       13.3%
Goodwill amortization expense          --        1,635     (1,635)   (100.0)      --        4,904     (4,904)    (100.0)
                                   -------------------------------------------------------------------------------------
  Total noninterest expense        $ 98,183   $ 84,088   $ 14,095      16.8%  $271,786   $244,816   $ 26,970       11.0%
                                   =====================================================================================
--------------------------------------------------------------------------------------------------------------------------


Personnel expense increased $16.5 million or 13.2% over the first nine months of 2001, and represented 52.0% of total noninterest expense in year-to-date 2002, the same as for year-to-date 2001 (using noninterest expense excluding goodwill amortization). Average full-time equivalent employees were 4,071 for year-to-date 2002 (with Signal adding approximately 350 at the time of acquisition), compared to 3,856 for year-to-date 2001, an increase of 5.6%. Total salary-related expenses increased $11.8 million or 12.1% between comparable periods, primarily a function of higher base salaries and incentive compensation given the overall increase in full-time equivalent employees, attributable principally to the Signal acquisition, and merit increases between years. Fringe benefits increased $4.7 million or 17.4% over year-to-date 2001, attributable also to the larger employee base (primarily due to the Signal acquisition), and to the increased cost of premium based benefits and higher profit sharing expenses.

Occupancy expense increased 7.9% to support the larger branch network attributable mostly to the Signal acquisition. Data processing costs were up due to processing for a larger base operation, and for the conversion of Signal to the Corporation's common operating platforms in the second quarter of 2002.

Mortgage servicing rights expense includes both the amortization of the mortgage servicing rights asset and increases or decreases to the valuation allowance associated with the mortgage servicing rights asset. Mortgage servicing rights expense increased by $7.8 million between comparable periods, including a $2.5 million increase in the base amortization of the mortgage servicing rights asset and a $5.3 million larger addition to the valuation allowance between periods. Mortgage servicing rights are considered a critical accounting policy given that estimating the fair value of the mortgage servicing rights involves judgment, particularly of estimated prepayment speeds of the underlying mortgages serviced and the overall level of interest rates. A valuation allowance is established to the extent the carrying value of the mortgage servicing rights exceeds the estimated fair value. Net income could be affected if management's estimate of the prepayment speeds or other factors differ materially from actual prepayments. Mortgage servicing rights, included in other intangible assets on the consolidated balance sheet, were $30.0 million, net of a $21.6 million valuation allowance at September 30, 2002. See Note 6, "Goodwill and Other Intangible Assets" for additional disclosure.

Loan expense was $10.3 million, up $2.3 million from year-to-date 2001, due primarily to higher merchant interchange fees (in line with increased credit card revenues) and commercial loan expenses. Legal and professional fees were up $1.4 million between comparable periods with most categories showing increases, including legal fees, consultant fees and exam/audit fees. Goodwill amortization expense decreased $4.9 million due to the adoption of SFAS 142 and SFAS 147, which required the amortization of goodwill to cease. See Note 3, "Adoption of Statements of Financial Accounting Standards" and Note 6, "Goodwill and Other Intangible Assets" for additional disclosure.

Income Taxes

Income tax expense for the first nine months of 2002 was $62.4 million, up $7.8 million or 14.4% from the comparable period in 2001. The effective tax rate (income tax expense divided by income before taxes) was 28.4% and 29.0% for year-to-date 2002 and year-to-date 2001, respectively. The decline in the effective tax rate was a result of tax benefits realized due to the merger of the Wisconsin banks into a single national charter during 2001 and the adoption of SFAS 142 and SFAS 147 in 2002, which required the amortization of goodwill to cease.

Income tax expense, recorded in the consolidated statements of income, involves the interpretation and application of certain accounting pronouncements and federal and state tax codes, and is, therefore, considered a critical accounting policy. The Corporation undergoes examination by various regulatory taxing authorities. Such agencies may require that changes in the amount of tax expense or valuation allowance be recognized when their interpretations differ from those of management, based on their judgments about information available to them at the time of their examinations.

Balance Sheet

At September 30, 2002, total assets were $15.0 billion, an increase of $1.5 billion, or 10.9%, over September 30, 2001. Signal added $1.1 billion in total assets, $765 million in loans, and $783 million in deposits on September 30, 2002. Loan growth since September 30, 2001 was $1.1 billion or 11.9%, predominantly attributable to the Signal acquisition. The growth in loans was primarily in commercial loans, which grew $1.1 billion and now comprise 61% of total loans. However, overall loan growth was tempered by a $349 million decline in residential mortgage loans, attributable to lower interest rates and high refinance activity. Total deposits were up $548 million or 6.5%, principally due to the acquisition of Signal. Noninterest-bearing demand deposits grew $527 million (43.5%), to represent 19% of total deposits, compared to 14% a year earlier. Given the low rate environment, other time deposit balances have declined, as maturing balances have moved to more liquid deposit products or to alternative investment options. Short-term borrowings decreased $252 million, primarily in short-term Federal Home Loan Bank advances, as longer-term funding sources were utilized. Since September 30, 2001, long-term debt grew $810 million, including the issuance of $150 million of bank notes, $100 million of long-term repurchase agreements, and the increased use of long-term Federal Home Loan Bank advances. Additionally, during the second quarter of 2002 the Corporation issued $175 million of company-obligated mandatorily redeemable preferred securities.

Since year-end 2001, total assets grew $1.4 billion, again attributable to the Signal acquisition, with loans up $1.1 billion predominantly in commercial loans (up $922 million). Deposits increased $335 million to $8.9 billion at September 30, 2002, led by noninterest-bearing demand deposits, which increased $316 million since year-end 2001. See Tables 6 and 7 for period end loan and deposit composition, respectively. Short-term borrowings were down less than 1%, while long-term debt increased $727 million since year-end 2001, including the debt issuances noted above.

----------------------------------------------------------------------------------------------------------------
                                                  TABLE 6
                                        Period End Loan Composition
                                              ($ in Thousands)
-----------------------------------------------------------------------------------------------------------------
                                      September 30,    % of      September 30,   % of       Dec. 31,      % of
                                          2002         Total         2001        Total        2001        Total
-----------------------------------------------------------------------------------------------------------------
Commercial, financial & agricultural  $ 2,175,931        22%     $ 1,760,412        19%    $ 1,783,300     20%
Real estate-construction                  850,287         8          787,112         9         797,734      9
Commercial real estate                  3,082,890        31        2,488,711        28       2,630,964     29
Lease financing                            36,274        --           13,759        --          11,629     --
                                      ------------------------------------------------------------------------
  Commercial                            6,145,382        61        5,049,994        56       5,223,627     58
Residential mortgage                    2,381,120        24        2,729,833        30       2,524,199     28
Home equity                               831,169         8          571,513         7         609,254      7
                                      ------------------------------------------------------------------------
  Residential real estate               3,212,289        32        3,301,346        37       3,133,453     35
Consumer                                  728,839         7          659,030         7         662,784      7
                                      ------------------------------------------------------------------------
Total loans                           $10,086,510       100%     $ 9,010,370       100%    $ 9,019,864    100%
                                      ========================================================================
-----------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------
                                                       TABLE 7
                                           Period End Deposit Composition
                                                   ($ in Thousands)
-----------------------------------------------------------------------------------------------------------------
                                      September 30,    % of      September 30,   % of       Dec. 31,      % of
                                          2002         Total         2001        Total        2001        Total
-----------------------------------------------------------------------------------------------------------------
Noninterest-bearing demand            $ 1,740,932        19%     $ 1,213,541        14%    $ 1,425,109     17%
Savings                                   916,039        10          837,967        10         801,648      9
Interest-bearing demand                 1,212,672        14          791,914         9         922,164     11
Money market                            1,760,334        20        1,733,427        21       1,814,098     21
Brokered CDs                              187,915         2          310,198         4         290,000      3
Other time                              3,129,461        35        3,511,865        42       3,359,592     39
                                      ------------------------------------------------------------------------
Total deposits                        $ 8,947,353       100%     $ 8,398,912       100%    $ 8,612,611    100%
                                      ========================================================================
Total deposits, excluding
  Brokered CDs                        $ 8,759,438        98%     $ 8,088,714        96%    $ 8,322,611     97%
                                      ========================================================================
-----------------------------------------------------------------------------------------------------------------


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

-------------------------------------------------------------------------------------------------
                                     TABLE 8
                Allowance for Loan Losses and Nonperforming Assets
                                ($ in Thousands)
-------------------------------------------------------------------------------------------------
                                                          At and for the         At and for the
                                                        Nine months ended          year ended
                                                          September 30,           December 31,
-------------------------------------------------------------------------------------------------
                                                        2002           2001           2001
                                                   ----------------------------------------------
Allowance for Loan Losses:
Balance at beginning of period                       $ 128,204      $ 120,232      $ 120,232
Balance related to acquisition                          11,985           --             --
Provision for loan losses                               36,085         18,913         28,210
Charge-offs                                            (24,295)       (14,343)       (22,639)
Recoveries                                               3,309          1,829          2,401
                                                     ----------------------------------------
  Net charge-offs                                      (20,986)       (12,514)       (20,238)
                                                     ----------------------------------------
Balance at end of period                             $ 155,288      $ 126,631      $ 128,204
                                                     ========================================

Nonperforming Assets:
Nonaccrual loans                                     $  93,250      $  56,651      $  48,238
Accruing loans past due 90 days or more                  5,981         11,376          3,649
Restructured loans                                       1,110            241            238
                                                     ----------------------------------------
  Total nonperforming loans                            100,341         68,268         52,125
Other real estate owned                                  3,331          2,396          2,717
                                                     ----------------------------------------
  Total nonperforming assets                         $ 103,672      $  70,664      $  54,842
                                                     ========================================
Ratios:
Allowance for loan losses to net
  charge-offs (annualized)                                5.53x          7.57x          6.33x
Net charge-offs to average loans (annualized)              0.29%         0.18%          0.22%
Allowance for loan losses to total loans                   1.54%         1.41%          1.42%
Nonperforming loans to total loans                         0.99%         0.76%          0.58%
Nonperforming assets to total assets                       0.69%         0.52%          0.40%
Allowance for loan losses to nonperforming loans            155%          185%           246%
-------------------------------------------------------------------------------------------------


As of September 30, 2002, the allowance for loan losses was $155.3 million, representing 1.54% of loans outstanding, compared to $126.6 million, or 1.41% of loans, at September 30, 2001, and $128.2 million, or 1.42% at year-end 2001. At September 30, 2002, the allowance for loan losses was 155% of nonperforming loans compared to 185% and 246% at September 30 and December 31, 2001, respectively. Table 8 provides additional information regarding activity in the allowance for loan losses.

The allowance for loan losses at September 30, 2002 increased $28.7 million (22.6%) since September 30, 2001 and $27.1 million (21.1%) since December 31, 2001, with approximately $12 million of the increase attributable to the Signal acquisition. The remainder of the increase is, in part, in response to continued growth in total loans, the increase in nonperforming loans and net charge offs between comparable periods (see Table 8 and section "Nonperforming Loans and Other Real Estate Owned), and the continued soft economic conditions. Loans at September 30, 2002 grew $1.1 billion (11.9%) since September 30, 2001, predominantly in commercial loans (see commercial, financial and agricultural; commercial real estate and real estate construction loans included in Table 6). Period end loans grew $1.1 billion since year-end. The mix of commercial loans increased as a percent of total loans to 61% at September 30, 2002 compared to 56% at September 30, 2001 and 58% at December 31, 2001.

Gross charge offs were $24.3 million for the nine months ended September 30, 2002, $14.3 million for the comparable period ended September 30, 2001, and $22.6 million for the year 2001, while recoveries for the corresponding periods were $3.3 million, $1.8 million, and $2.4 million, respectively. Thus, net charge offs (and the ratio of net charge offs to average loans on an annualized basis) were $21.0 million (0.29%), $12.5 million (0.18%), and $20.2 million (0.22%) for year-to-date 2002, year-to-date 2001, and for the year 2001, respectively. The rise in net charge offs is largely due to the charge off of several large commercial credits (accountable for approximately $11.4 million of the charge offs) during 2002.

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

Management believes the allowance for loan losses to be adequate at September 30, 2002. While management uses available information to recognize losses on loans, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions and the impact of such change on the Corporation's borrowers. As an integral part of their examination process, various regulatory agencies also review the allowance for loan losses. Such agencies may require that certain loan balances be charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

Nonperforming Loans And Other Real Estate Owned

Management is committed to promptly identifying and resolving nonperforming and problem loans. This philosophy is embodied through the ongoing monitoring and reviewing of all pools of risk in the loan portfolio to ensure that problem loans are identified quickly and the risk of loss is minimized.

Nonperforming loans are considered an indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, loans 90 days or more past due but still accruing and restructured loans. The Corporation specifically excludes student loan balances that are 90 days or more past due and still accruing and that have contractual government guarantees as to collection of principal and interest, from its definition of nonperforming loans. The Corporation had $20 million, $18 million and $21 million of these student loans at September 30, 2002, September 30, 2001, and December 31, 2001, respectively.

Table 8 provides detailed information regarding nonperforming assets, which include nonperforming loans and other real estate owned. Nonperforming assets to total assets were 0.69%, 0.52%, and 0.40% at September 30, 2002, September 30, 2001, and December 31, 2001, respectively, affected predominantly by nonperforming loans. Other real estate owned was $3.3 million at September 30, 2002, up from $2.4 million at September 30, 2001 and $2.7 million at December 31, 2001.

Total nonperforming loans at September 30, 2002 were up $32.1 million and $48.2 million from September 30 and December 31, 2001, respectively. The ratio of nonperforming loans to total loans was 0.99% at September 30, 2002, as compared to 0.76% and 0.58% at September 30 and December 31, 2001, respectively. Nonaccrual loans account for the majority of the $32.1 million increase in nonperforming loans between comparable September 30 periods, where nonaccrual loans increased by $36.6 million, restructured loans increased $.9 million, and loans past due 90 or more days decreased $5.4 million. Nonaccrual loans also account for the majority of the $48.2 million increase in nonperforming loans since year-end 2001. Nonaccrual loans increased $45.0 million and restructured loans increased $0.9 million, while accruing loans past due 90 or more days increased $2.3 million. The increase in nonaccrual loans for both the comparable September 30 periods and September versus year-end 2001, is predominantly attributable to the addition, during the second quarter of 2002, of one commercial manufacturing credit (totaling $22 million) for which payments are current; however, the Corporation has doubts concerning the future collectibility of the loan given the current economic conditions and has set aside $10 million of the allowance for loan losses for this credit. The remaining rise in nonaccrual loans for both comparable periods is predominantly attributable to the commercial loan portfolio and is not concentrated within the same industry.

Potential problem loans are loans where there are doubts as to the ability of the borrower to comply with present repayment terms. The decision of management to place loans in this category does not necessarily mean that the Corporation expects losses to occur but that management recognizes that a higher degree of risk is associated with these performing loans. At September 30, 2002, potential problem loans totaled $208 million. The loans that have been reported as potential problem loans are not concentrated in a particular industry. Management does not presently expect significant losses from credits in this category.

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

For the nine months ended September 30, 2002, net cash provided from operating and financing activities was $151.8 million and $99.7 million, respectively, while investing activities used net cash of $337.2 million, for a net decrease in cash and cash equivalents of $85.7 million since year-end 2001. Generally, during year-to-date 2002, anticipated maturities of time deposits occurred and net asset growth since year-end 2001 was up due to the Signal acquisition. Other funding sources were utilized, particularly long-term debt, to finance the Signal acquisition, replenish the net decrease in deposits, repay short-term borrowings, to provide for common stock repurchases, and for payment of cash dividends to the Corporation's stockholders.

For the nine months ended September 30, 2001, net cash provided from operating and financing activities was $79.3 million and $215.4 million, respectively, while investing activities used net cash of $19.2 million, for a net increase in cash and cash equivalents of $275.5 million since year-end 2000. Generally, during year-to-date 2001, anticipated maturities of time deposits (predominantly in brokered CDs) occurred, while total asset growth since year-end 2000 was moderate. Thus, other financing sources increased, particularly long-term debt and other short-term borrowings, to help replenish the net decrease in deposits and to provide for common stock repurchases and payment of cash dividends to the Corporation's stockholders.

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

In addition to affiliate dividends, the parent company has multiple funding sources that could be used to increase liquidity and provide additional financial flexibility. These sources include a revolving credit facility, commercial paper, and two shelf registrations to issue debt and preferred securities or a combination thereof. The parent company has available a $100 million revolving credit facility with established lines of credit from nonaffiliated banks, of which $100 million was available at September 30, 2002. In addition, $200 million of commercial paper was available at September 30, 2002 under the parent company's commercial paper program.

In May 2002, the parent company filed a registration statement to utilize a "shelf" registration, under which the parent company may offer up to $300 million of trust preferred securities. In May 2002, the parent company issued $175 million of trust preferred securities, bearing a 7.625% coupon rate. At September 30, 2002, $125 million was available under the trust preferred shelf. In May 2001, the parent company filed a registration statement utilizing a "shelf" registration process, whereby the parent company may offer up to $500 million of any combination of the following securities, either separately or in units: debt securities, preferred stock, depositary shares, common stock, and warrants. In August 2001, the parent company obtained $200 million in a subordinated note offering, bearing a 6.75% coupon rate and 10-year maturity. At September 30, 2002, $300 million was available under the shelf registration.

Investment securities are an important tool to the Corporation's liquidity objective. As of September 30, 2002, all securities are classified as available for sale. Of the $3.4 billion investment portfolio, $1.8 billion was pledged as collateral for repurchase agreements, public deposits, treasury, tax and loan notes, and other requirements. The remaining securities could be pledged or sold to enhance liquidity if necessary.

A $2.0 billion bank note program associated with Associated Bank Illinois, National Association and Associated Bank, National Association was established during 2000. Under this program, short-term and long-term debt may be issued. As of September 30, 2002, $350 million of long-term bank notes were outstanding ($200 million, variable rate, were issued in April 2001; $50 million, variable rate, were issued in May 2002; and $100 million, fixed rate, were issued in September 2002). At September 30, 2002, $1.65 billion was available under this program. The banks have also established federal fund lines with major banks totaling approximately $2.9 billion at September 30, 2002.

The parent company and certain banks were rated by Moody's, Standard and Poor's (S&P), and Fitch. These ratings, along with the Corporation's other ratings, provide opportunity for greater funding capacity and funding alternatives. During the second quarter of 2002, all three of the rating agencies affirmed the Corporation's ratings. Also affirmed were the ratings of Associated Bank, National Association and Associated Bank Illinois, National Association.

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

Stockholders' equity at September 30, 2002 increased to $1.3 billion, compared to $1.1 billion at September 30, 2001. The increase in equity between the two periods was primarily composed of the retention of earnings, the issuance of common stock in connection with the Signal acquisition, and the exercise of stock options, with offsetting decreases to equity from the payment of dividends and the repurchase of common stock. Additionally, stockholders' equity at September 30, 2002, included $76.6 million of accumulated other comprehensive income, predominantly related to unrealized gains on securities available for sale, net of the tax effect. At September 30, 2001, stockholders' equity included $65.1 million of accumulated other comprehensive income, primarily related to unrealized gains on securities available for sale, net of the tax effect. The ratio of stockholders' equity to assets was 8.45% and 7.95% at September 30, 2002 and 2001, respectively.

Stockholders' equity grew $200.3 million since year-end 2001. The increase in equity between the two periods was primarily composed of the retention of earnings, the issuance of common stock in connection with the Signal acquisition, and the exercise of stock options, with offsetting decreases to equity from the payment of dividends and the repurchase of common stock. Additionally, stockholders' equity at year-end 2001 included $47.2 million of accumulated other comprehensive income, predominantly related to unrealized gains on securities available for sale, net of the tax effect. Stockholders' equity to assets at September 30, 2002 was 8.45%, compared to 7.87% at December 31, 2001.

Cash dividends of $0.9018 per share were paid in year-to-date 2002, compared to $0.8272 per share in year-to-date 2001, representing an increase of 9.0%.

The Board of Directors has authorized management to repurchase shares of the Corporation's common stock each quarter in the market, to be made available for issuance in connection with the Corporation's employee incentive plans and for other corporate purposes. During year-to-date 2002, 1,130,000 shares were repurchased under this authorization, at an average cost of $34.93 per share, while during year-to-date 2001 550,000 shares were repurchased at an average cost of $29.75 per share. Additionally, under two separate actions in 2000, the Board of Directors authorized the repurchase and cancellation of the Corporation's outstanding shares, not to exceed 7.3 million shares on a combined basis. Under these authorizations 965,650 shares were repurchased during year-to-date 2002, at an average cost of $32.55 per share, while during year-to-date 2001 35,200 shares were repurchased at an average cost of $28.53 per share. At September 30, 2002, approximately 2.5 million shares remain authorized to repurchase under the two authorizations of 2000. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities.

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

-----------------------------------------------------------------------------------------------------------------------
                                                       TABLE 9
                                 Capital Ratios
                      (In Thousands, except per share data)
-------------------------------------------------------------------------------------------------------------------------
                                                  Sept. 30, June 30, March 31,
                                                    Dec. 31, Sept. 30, 2002 2002
                                                    2002 2001 2001
-------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                      $ 1,270,691    $ 1,275,245    $ 1,230,820    $ 1,070,416   $ 1,078,874
Tier 1 capital                                    1,147,045      1,155,995        969,888        924,871       913,281
Total capital                                     1,492,619      1,498,328      1,309,433      1,253,036     1,238,673
Market capitalization                             2,366,995      2,856,382      2,622,307      2,305,672     2,230,131
                                                -----------------------------------------------------------------------
Book value per common share                     $     17.03    $     16.84    $     16.23    $     14.89   $     14.90
Cash dividend per common share                         0.31           0.31           0.28           0.28          0.28
Stock price at end of period                          31.73          37.71          34.57          32.08         30.81
Low closing stock price for the period                30.64          33.63          30.37          28.89         27.12
High closing stock price for the period               36.96          38.25          35.29          32.71         33.55
                                                -----------------------------------------------------------------------
Total equity / assets                                  8.45%          8.81%          8.59%          7.87%         7.95%
Tangible common equity / assets                        7.08           7.39           7.15           7.20          7.27
Tier 1 leverage ratio                                  8.06           8.23           7.28           7.03          7.02
Tier 1 risk-based capital ratio                       10.50          10.96           9.43           9.71          9.73
Total risk-based capital ratio                        13.66          14.20          12.73          13.15         13.19
                                                -----------------------------------------------------------------------
Shares outstanding (period end)                      74,598         75,746         75,849         71,869        72,386
Basic shares outstanding (average)                   75,158         75,922         73,142         72,137        72,692
Diluted shares outstanding (average)                 76,047         77,041         74,042         72,746        73,297
------------------------------------------------------------------------------------------------------------------------


Third Quarter Results

Net income for third quarter of 2002 was $53.5 million, up $8.4 million from the $45.1 million net income earned in the third quarter of 2001. Return on average equity was 16.73%, down 30 bp from the third quarter of 2001, while return on average assets increased 11 bp to 1.47% (see Table 1).

Fully taxable equivalent net interest income for the third quarter of 2002 was $134.3 million, $21.7 million higher than the third quarter of 2001. The net interest margin of 3.96% in the third quarter of 2002 was 33 bp higher than the net interest margin of 3.63% in the third quarter of 2001 (see Tables 2 and 3). Changes in the rate environment contributed $10.9 million to taxable equivalent net interest income, while changes in the volume and mix of average earning assets and interest-bearing liabilities also impacted fully taxable equivalent net interest income favorably by $10.8 million (see Table 3). Growth in average earning assets, up $1.1 billion to $13.4 billion, and interest-bearing liabilities, up $0.7 billion to $11.5 billion, was primarily attributable to the acquisition of Signal in February 2002. Average loans grew 11.2% to $10.1 billion, while wholesale funding increased $0.6 billion to $4.1 billion (and represented 35.6% of interest-bearing liabilities for the third quarter of 2002 compared to 32.1% for the third quarter of 2001). Noninterest-bearing demand deposits grew 34.0% to $1.6 billion.

The net interest margin rose 33 bp to 3.96% for the third quarter of 2002, attributed primarily to falling interest rates (the average Fed funds rate for the third quarter of 2002 was 181 bp lower than the third quarter of 2001). The 33 bp increase in net interest margin was the result of a 48 bp improvement in interest rate spread (i.e. a 160 bp decrease in rate on interest-bearing liabilities, partially offset by a 112 bp drop in earning asset yield) and 15 bp lower contribution from net free funds.

The provision for loan losses was up $5.9 million over the provision for the third quarter of 2001, in part due to loan growth, particularly in commercial loans (commercial, financial and agricultural loans; commercial real estate; and real estate construction loans), the increase in nonperforming loans and net charge offs between comparable periods, and the continued soft economic conditions. The allowance for loan losses to loans at September 30, 2002 was 1.54% compared to 1.41% at September 30, 2001. See Tables 6 and 8. See also Section "Allowance for Loan Losses" and "Nonperforming Loans and Other Real Estate Owned" which discusses the increase in nonperforming loans at September 30, 2002.

Noninterest income was $58.7 million for the third quarter of 2002, up $10.5 million from the third quarter of 2001 (see Table 4). Mortgage banking income was up $9.0 million, primarily due to a notable increase in secondary mortgage loan production ($856 million for the third quarter of 2002 versus $490 million for the third quarter of 2001), resulting in higher production-related fees and higher gains on the sale of mortgage loans. Service charges on deposit accounts increased $2.6 million as the result of changes in the service charge fee structure between comparable quarters and higher volumes associated with increases in the number of demand deposit accounts. Other noninterest income was down $1.9 million as the result of a $2.6 million gain on the sale of stock in a regional ATM network during third quarter 2001 versus none in third quarter 2002.

Noninterest expense for the third quarter of 2002 was $98.2 million, up $14.1 million over the third quarter of 2001 (see Table 5). Large increases were in personnel and occupancy costs, given a larger employee base and broader branch network as the Corporation assimilated Signal's businesses and operations. Personnel expense increased $4.3 million (of which, $2.9 million was due to higher salary-related expenses and $1.4 million was attributable to higher fringe benefits). Occupancy expense grew $0.9 million due predominantly to the addition of the Signal branch network. Mortgage servicing rights expense was up $7.7 million, the result of a $6.8 million larger addition to the valuation allowance ($10.1 million for third quarter 2002 versus $3.3 million for third quarter 2001) and a $0.9 million increase in the amortization of mortgage servicing rights. Loan expense increased $1.4 million, primarily in credit card and mortgage loan expenses. Income taxes were up $3.5 million between comparable quarters, primarily attributable to the increase in net income before tax.

Current Accounting Pronouncements

The current accounting pronouncements have been described in Note 3, "Statements of Financial Accounting Standards."

Subsequent Event

On October 23, 2002, the Board of Directors declared a $0.31 per share dividend payable November 15, 2002, to shareholders of record as of November 1, 2002.

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

The following table represents the Corporation's consolidated static gap position as of September 30, 2002.

Interest Rate Sensitivity Analysis

                                                                       September 30, 2002
                                        ------------------------------------------------------------------------------------------
                                                                  Interest Sensitivity Period
                                                          91-180          181-365     Total Within
                                          0-90 Days        Days             Days         1 Year      Over 1 Year       Total
                                        ------------------------------------------------------------------------------------------
                                                                        ($ in Thousands)
Earning assets:
  Loans, held for sale                   $   379,136    $      --      $      --      $   379,136  $        --     $    379,136
  Investment securities, at fair value       761,007        269,710        434,789      1,465,506      1,967,252      3,432,758
  Loans                                    5,484,801        448,198      1,089,874      7,022,873      3,063,637     10,086,510
  Other earning assets                       115,101           --              --          115,101          --          115,101
                                         ---------------------------------------------------------------------------------------
Total earning assets                     $ 6,740,045    $   717,908    $ 1,524,663    $ 8,982,616   $  5,030,889   $ 14,013,505
                                         =======================================================================================
Interest-bearing liabilities:
  Interest-bearing deposits(1) (2)       $ 1,234,429    $   826,526    $ 1,410,865    $ 3,471,820   $  5,287,618   $  8,759,438
  Other  interest-bearing
    liabilities (2)                        2,961,308        345,651        285,545      3,592,504      1,242,695      4,835,199
  Interest rate swaps                        (25,000)       200,000           --          175,000       (175,000)          --
                                         ---------------------------------------------------------------------------------------
Total interest-bearing liabilities       $ 4,170,737    $ 1,372,177    $ 1,696,410    $ 7,239,324   $  6,355,313   $ 13,594,637
                                         =======================================================================================
Interest sensitivity gap                 $ 2,569,308    $  (654,269)   $  (171,747)   $ 1,743,292   $ (1,324,424)  $    418,868
Cumulative interest sensitivity gap      $ 2,569,308    $ 1,915,039    $ 1,743,292

12   Month   cumulative   gap
  as a percentage of earning assets
  at September 30, 2002                         18.3%          13.7%          12.4%
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

(2) For analysis purposes, Brokered CDs of $188 million have been included with other interest-bearing liabilities and excluded from interest-bearing deposits.


The static gap analysis in the table above provides a representation of the Corporation's earnings sensitivity to changes in interest rates. It is a static indicator that does not reflect various repricing characteristics and may not necessarily indicate the sensitivity of net interest income in a changing interest rate environment. Since December 31, 2001, the Corporation has moved from a liability sensitive balance sheet of (8.7%) to an asset sensitive balance sheet of 12.4%, as measured at the 12 month cumulative gap position. The predominant reasons for this change in market risk since year-end include the impact of the continued extension of the wholesale borrowings position, higher mortgage loan prepayments, and the Signal acquisition.

ITEM 4.  Controls and Procedures

We maintain a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Within the 90-day period prior to the date of this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Associated Banc-Corp (including its consolidated subsidiaries) required to be included in this quarterly report on Form 10-Q.

There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date that we carried out our evaluation.

                           PART II - OTHER INFORMATION

ITEM 6:  Exhibits and Reports on Form 8-K

         (a) Exhibits:

             Exhibit 11, Statement regarding computation of per-share earnings. See Note 4 of the notes to consolidated financial statements in
             Part I Item I.

             Exhibit 99 (a), Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached hereto.

             Exhibit 99 (b), Certification Under Section 302 of the Sarbanes-Oxley Act of 2002 by Robert C. Gallagher, Chief Executive Officer, is attached hereto.

             Exhibit 99 (c), Certification Under Section 302 of the Sarbanes-Oxley Act of 2002 by Joseph B. Selner, Chief Financial Officer, is attached hereto.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    ASSOCIATED BANC-CORP
                                    --------------------------------------------
                                  (Registrant)


Date:  November 12, 2002            /s/ Robert C. Gallagher
                                    --------------------------------------------
                                    Robert C. Gallagher
                                    President and Chief Executive Officer


Date:  November 12, 2002            /s/ Joseph B. Selner
                                    --------------------------------------------
                                    Joseph B. Selner
                                    Chief Financial Officer

                                 Exhibit 99 (a)

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


Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned officers of Associated Banc-Corp, a Wisconsin corporation (the "Company"), does hereby certify that:

1. The accompanying Quarterly Report of the Company on Form 10-Q for the period ended September 30, 2002 (the "Report"), fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934; and

2. Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                            /s/ Robert C. Gallagher
                                    --------------------------------------------
                                    Robert C. Gallagher
                                    Chief Executive Officer
                                    November 6, 2002



                                            /s/ Joseph B. Selner
                                    --------------------------------------------
                                    Joseph B. Selner
                                    Chief Financial Officer
                                    November 6, 2002

                                 Exhibit 99 (b)

                     Certification under Section 302 of the
                           Sarbanes-Oxley Act of 2002


                                  CERTIFICATION


I, Robert C. Gallagher, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Associated Banc-Corp;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:    November  6, 2002                      /s/ Robert C. Gallagher
       -----------------------------     ---------------------------------------
                                         Robert C. Gallagher,
                                         Chief Executive Officer

                                 Exhibit 99 (c)

                     Certification under Section 302 of the
                           Sarbanes-Oxley Act of 2002


                                  CERTIFICATION


I, Joseph B. Selner, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Associated Banc-Corp;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:    November 6, 2002                         /s/ Joseph B. Selner
       -----------------------------     ---------------------------------------
                                         Joseph B. Selner
                                         Chief Financial Officer