Form 10-K
period 2002-12-31
ASSOCIATED BANC-CORP
filed 2003-03-20
CIK 7789

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)

    X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--------- EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                               Yes   X    No
                                   -----    -----

As of February 28, 2003, 74,185,883 shares of Common Stock were outstanding. As of June 28, 2002, (the last business day of the Registrant's most recently completed second fiscal quarter) the aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $2,748,105,000. Excludes approximately $108,263,000 of market value representing the outstanding shares of the Registrant owned by all directors and officers who individually, in certain cases, or collectively, may be deemed affiliates. Includes approximately $200,130,000 of market value representing 7.01% of the outstanding shares of the Registrant held in a fiduciary capacity by the trust company subsidiary of the Registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                               Part of Form 10-K Into Which
           Document                     Portions of Documents are Incorporated

Proxy Statement for Annual Meeting of                     Part III
   Shareholders on April 23, 2003

================================================================================

                              ASSOCIATED BANC-CORP
                        2002 FORM 10-K TABLE OF CONTENTS

                                                                          Page
PART I                                                                    ----

Item 1.      Business                                                       3

Item 2.      Properties                                                     7

Item 3.      Legal Proceedings                                              8

Item 4.      Submission of Matters to a Vote of Security Holders            8

PART II

Item 5.      Market for Registrant's Common Equity and
             Related Stockholder Matters                                   10

Item 6.      Selected Financial Data                                       11

Item 7.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           12

Item 7A.     Quantitative and Qualitative Disclosures About
             Market Risk                                                   48

Item 8.      Financial Statements and Supplementary Data                   49

Item 9.      Changes in and Disagreements With Accountants on
             Accounting and Financial Disclosure                           87

PART III

Item 10.     Directors and Executive Officers of the Registrant            87

Item 11.     Executive Compensation                                        87

Item 12.     Security Ownership of Certain Beneficial Owners and
             Management                                                    87

Item 13.     Certain Relationships and Related Transactions                87

Item 14.     Controls and Procedures                                       88

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports
             on Form 8-K                                                   88

Signatures                                                                 90

Special Note Regarding Forward-Looking Statements

Statements made in this document and in documents that are incorporated by reference which are not purely historical are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, including any statements regarding descriptions of management's plans, objectives, or goals for future operations, products or services, and forecasts of its revenues, earnings, or other measures of performance. Forward-looking statements are based on current management expectations and, by their nature, are subject to risks and uncertainties. These statements may be identified by the use of words such as "believe," "expect," "anticipate," "plan," "estimate," "should," "will," "intend," or similar expressions.

Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, could affect the future financial results of Associated Banc-Corp and could cause those results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document. These factors, many of which are beyond Associated Banc-Corp's control, include the following:

-    operating, legal, and regulatory risks;

-    economic,   political,   and  competitive   forces   affecting   Associated
     Banc-Corp's banking, securities, asset management, and credit services businesses; and

- the risk that Associated Banc-Corp's analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. Forward-looking statements speak only as of the date they are made. Associated Banc-Corp undertakes no obligation to update or revise any forward looking statements, whether as a result of new information, future events, or otherwise.

                                     PART I

ITEM 1       BUSINESS

General

Associated Banc-Corp (the "parent company") is a bank holding company registered pursuant to the Bank Holding Company Act of 1956, as amended (the "Act"). It was incorporated in Wisconsin in 1964 and was inactive until 1969 when permission was received from the Board of Governors of the Federal Reserve System to acquire three banks. At December 31, 2002, the parent company owned four commercial banks located in Illinois, Minnesota, and Wisconsin serving their local communities and, measured by total assets held at December 31, 2002, was the second largest commercial bank holding company headquartered in Wisconsin. The parent company also owned 22 limited purpose banking and nonbanking subsidiaries located in Arizona, California, Illinois, Minnesota, Nevada, and Wisconsin. The parent company, together with all its subsidiaries is hereinafter referred to as the "Corporation."

Services

The parent company provides advice and specialized services to its subsidiaries in banking policy and operations, including auditing, data processing, marketing/advertising, investing, legal/compliance, personnel services, trust services, risk management, facilities management, security, purchasing, treasury, finance, accounting, and other financial services functionally related to banking.

Responsibility for the management of the subsidiaries remains with their respective Boards of Directors and officers. Services rendered to the subsidiaries by the parent company are intended to assist the local management of these subsidiaries to expand the scope of services offered by them. At December 31, 2002, bank subsidiaries of the parent company provided services through 221 locations in 153 communities.

The Corporation provides a complete range of banking services to individuals and businesses. These services include checking, savings, and money market deposit accounts, business, personal, educational, residential, and commercial mortgage loans, other consumer-oriented financial services, including IRA and Keogh accounts, lease financing for a variety of capital equipment for commerce and industry, and safe deposit and night depository facilities. Automated Teller Machines (ATMs), which provide 24-hour banking services to customers, are installed in many locations in the Corporation's service areas. The Corporation participates in an interstate shared ATM network, which allows customers to perform banking transactions from their checking, savings, or credit card accounts at ATMs in a multi-state environment. Among the services designed specifically to meet the needs of businesses are various types of specialized financing, cash management services, and transfer/collection facilities.

The Corporation provides lending, depository, and related financial services to individual, commercial, industrial, financial, and governmental customers. Term loans, revolving credit arrangements, letters of credit, inventory and accounts receivable financing, real estate construction lending, and international banking services are available.

The Corporation is involved in the origination, servicing, and warehousing of mortgage loans, and the sale of such loans to investors. The primary focus is on one- to four-family residential and multi-family properties, which are generally salable into the secondary mortgage market. The principal mortgage lending areas are Wisconsin, Minnesota, and Illinois. Nearly all long-term, fixed-rate real estate mortgage loans generated are sold in the secondary market and to other financial institutions, with the servicing of those loans retained.

In addition to real estate loans, the Corporation originates and/or services consumer loans, business credit card loans, and student loans. Consumer, home equity, and student lending activities are principally conducted in Wisconsin, Minnesota, and Illinois, while the credit card base and resulting loans are principally centered in the Midwest.

Lending involves credit risk. Credit risk is controlled and monitored through active asset quality management and the use of lending standards, thorough review of potential borrowers, and active asset quality administration. Active asset quality administration, including early problem loan identification and timely resolution of problems, further ensures appropriate management of credit risk and minimization of loan losses. The allowance for loan losses represents management's estimate of an amount adequate to provide for probable losses inherent in the loan portfolio. Management's evaluation of the adequacy of the allowance for loan losses is based on management's ongoing review and grading of the loan portfolio, consideration of past loan loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, current economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect potential credit losses. Credit risk management is discussed under sections "Critical Accounting Policies," "Loans," "Allowance for Loan Losses," and "Nonperforming Loans, Potential Problem Loans, and Other Real Estate Owned" in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and under Note 1, "Summary of Significant Accounting Policies," and Note 5, "Loans," in the notes to consolidated financial statements.

Additional emphasis is given to noncredit services for commercial customers, such as advice and assistance in the placement of securities, corporate cash management, and financial planning. The bank subsidiaries make available check clearing, safekeeping, loan participations, lines of credit, portfolio analyses, and other services to approximately 120 correspondent financial institutions.

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

Investment subsidiaries provide discount and full-service brokerage services, including the sale of fixed and variable annuities, mutual funds, and securities, to customers and the general public. Insurance subsidiaries headquartered in Arizona and Wisconsin provide commercial and individual insurance services and engage in reinsurance. Various life, property, casualty, credit, and mortgage insurance products are available to the subsidiaries' customers and the general public. Three investment subsidiaries located in Nevada hold, manage, and trade cash, stocks, and securities and reinvest investment income. Three additional investment subsidiaries formed in Nevada and headquartered and domiciled in the Cayman Islands provide investment services for their parent bank, as well as provide management of their respective Real Estate Investment Trust ("REIT") subsidiaries. An appraisal subsidiary provides real estate appraisals for customers, government agencies, and the general public. The Corporation does not engage in any material operations in foreign countries.

The Corporation is not dependent upon a single or a few customers, the loss of which would have a material adverse effect on the Corporation. No material portion of the business of the Corporation is seasonal.

Employees

At December 31, 2002, the Corporation had 4,085 full-time equivalent employees. Competition

The financial services industry is highly competitive. The Corporation competes for loans, deposits, and financial services in all of its principal markets. The Corporation competes directly with other bank and nonbank institutions located within its markets, with out-of-market banks and bank holding companies that advertise or otherwise serve the Corporation's markets, money market and other mutual funds, brokerage houses, and various other financial institutions. Additionally, the Corporation competes with insurance companies, leasing companies, regulated small loan companies, credit unions, governmental agencies, and commercial entities offering financial services products. Competition involves efforts to obtain new deposits, the scope and type of services offered, interest rates paid on deposits and charged on loans, as well as other aspects of banking. The Corporation also faces direct competition from members of bank holding company systems that have greater assets and resources than those of the Corporation.

Supervision and Regulation

Financial institutions are highly regulated both at the federal and state level. Numerous statutes and regulations presently affect the business of the Corporation.

As a registered bank holding company under the Act, the parent company and its nonbanking subsidiaries are regulated and supervised by the Board of Governors of the Federal Reserve System (the "Board"). The bank subsidiaries with a national bank charter are supervised and examined by the Comptroller of the Currency. The bank subsidiary with a state bank charter is supervised and examined by its state banking agency and by the Federal Deposit Insurance Corporation (the "FDIC"). All subsidiaries that accept insured deposits are subject to examination by the FDIC.

The Gramm-Leach-Bliley Act of 1999 made major amendments to the Act. The amendments, among other things, allow certain qualifying bank holding companies to engage in activities that are financial in nature and that explicitly include the underwriting and sale of insurance. The amendments also amend the Act provisions governing the scope and manner of the Board's supervision of bank holding companies, the manner in which activities may be found to be financial in nature, and the extent to which state laws on insurance will apply to insurance activities of banks and bank subsidiaries. The Board has issued regulations implementing these provisions. The amendments allow for the expansion of activities by banking organizations and permit consolidation among financial organizations generally. The parent company is required to act as a source of financial strength to each of its subsidiaries pursuant to which it may be required to commit financial resources to support such subsidiaries in circumstances when, absent such requirements, it might not do so. The Act also requires the prior approval of the Board to enable the parent company to acquire direct or indirect control of more than five percent of any class of voting shares of any bank or bank holding company. Further restrictions imposed by the Act include capital requirements,
transactions  with  affiliates,   securities   issuances,   dividend   payments,
inter-affiliate liabilities, extensions of credit, and expansion through merger and acquisition.

The federal regulatory authorities have broad authority to enforce the regulatory requirements imposed on the Corporation. In particular, the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), and their implementing regulations, carry greater enforcement powers. Under FIRREA, all commonly controlled FDIC insured depository institutions may be held liable for any loss incurred by the FDIC resulting from a failure of, or any assistance given by the FDIC to, any commonly controlled institutions. Pursuant to certain provisions under FDICIA, the federal regulatory agencies have broad powers to take prompt corrective action if a depository institution fails to maintain certain capital levels. Prompt corrective action may include the inability of the Corporation to pay dividends, restrictions in acquisitions or activities, limitations on asset growth, and other restrictions.

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

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. The New York Stock Exchange and Nasdaq have also proposed corporate governance rules that were presented to the Securities and Exchange Commission for review and approval. The proposed changes are intended to allow stockholders to more easily and efficiently monitor the performance of companies and directors. Effective August 29, 2002, as directed by Section 302(a) of Sarbanes-Oxley, the parent company's chief executive officer and chief financial officer are each required to certify that the Corporation's quarterly and annual reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that they are responsible for establishing, maintaining, and regularly evaluating the effectiveness of the Corporation's internal controls; they have made certain disclosures to the Corporation's auditors and the audit committee of the Board of Directors about the Corporation's internal controls; and they have included information in the Corporation's quarterly and annual reports about their evaluation and whether there have been significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation. At its January 22, 2003, meeting, the Corporation's Board of Directors approved a series of actions to strengthen its corporate governance practices, including the adoption of a Code of Ethics for Directors and Executive Officers and revised charter for its Audit Committee. More information regarding the Corporation's corporate governance practices is available on its web site at www.associatedbank.com.

The laws and regulations to which the Corporation is subject are constantly under review by Congress, the federal regulatory agencies, and the state authorities. These laws and regulations could be changed drastically in the future, which could affect the profitability of the Corporation, its ability to compete effectively, or the composition of the financial services industry in which the Corporation competes.

Government Monetary Policies and Economic Controls

The earnings and growth of the banking industry and the Corporation are affected by the credit policies of monetary authorities, including the Federal Reserve System. An important function of the Federal Reserve System is to regulate the national supply of bank credit in order to combat recession and curb inflationary pressures. Among the instruments of monetary policy used by the Federal Reserve to implement these objectives are open market operations in U.S. government securities, changes in reserve requirements against member bank deposits, and changes in the Federal Reserve discount rate. These means are used in varying combinations to influence overall growth of bank loans, investments, and deposits, and may also affect interest rates charged on loans or paid for deposits. The monetary policies of the Federal Reserve authorities have had a significant effect on the operating results of commercial banks in the past and are expected to continue to have such an effect in the future.

In view of changing conditions in the national economy and in the money markets, as well as the effect of credit policies by monetary and fiscal authorities, including the Federal Reserve System, no prediction can be made as to possible future changes in interest rates, deposit levels, and loan demand, or their effect on the business and earnings of the Corporation.

Available Information

The Corporation files annual, quarterly, and current reports, proxy statements, and other information with the Securities and Exchange Commission (the "SEC"). These filings are available to the public over the Internet at the SEC's web site at www.sec.gov. You may also read and copy any document that the Corporation files at the SEC's public reference room located at 450 Fifth Street, NW, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

The Corporation's principal Internet address is www.associatedbank.com. The Corporation makes available free of charge on www.associatedbank.com its Code of Ethics for Directors and Executive Officers and its annual report, as soon as reasonably practicable after the Corporation electronically files such material with, or furnishes it to, the SEC. In addition, you may request a copy of any of the Corporation's filings (excluding exhibits) at no cost by writing, telephoning, faxing, or e-mailing the Corporation at the following address, telephone number, fax number or e-mail address: Associated Banc-Corp, Attn:
Shareholder Relations, 1200 Hansen Road, Green Bay, WI 54304; phone 920-491-7006; fax 920-491-7010; or e-mail to shareholders@associatedbank.com.

ITEM 2       PROPERTIES

The parent company's headquarters are located in the Village of Ashwaubenon, Wisconsin, in a leased facility with approximately 30,000 square feet of office space. The space is subject to a five-year lease with two consecutive five-year extensions.

At December 31, 2002, the bank subsidiaries occupied 221 offices in 153 different communities within Illinois, Minnesota, and Wisconsin. The main office of Associated Bank, National Association, is owned. The bank subsidiary main offices in downtown Chicago, Rockford, and Minneapolis are located in the lobbies of multistory office buildings. Most subsidiary branch offices are freestanding buildings that provide adequate customer parking, including drive-in facilities of various numbers and types for customer convenience. Some bank subsidiaries also have branch offices in supermarket locations or in retirement communities. In addition, the Corporation owns other real property that, when considered in the aggregate, is not material to its financial position.

ITEM 3       LEGAL PROCEEDINGS

There are legal proceedings pending against the Corporation that arose in the normal course of business. Although litigation is subject to many uncertainties and the ultimate exposure with respect to these matters cannot be ascertained, management believes, based upon discussions with counsel, that the Corporation has meritorious defenses, and any ultimate liability would not have a material adverse effect on the consolidated financial position or results of operations of the Corporation.

ITEM 4       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

Executive Officers of the Corporation

Pursuant to General Instruction G of Form 10-K, the following list is included as an unnumbered item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 2003.

The following is a list of names and ages of executive officers of the Corporation indicating all positions and offices held by each such person and each such person's principal occupation(s) or employment during the past five years. The Date of Election refers to the date the person was first elected an officer of the Corporation. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the Annual Meeting of Shareholders. There are no family relationships among these officers nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. No person other than those listed below has been chosen to become an Executive Officer of the Corporation.

      Name                        Offices and Positions Held                   Date of Election
Robert C. Gallagher         Chairman of the Board, President, and Chief         April 28, 1982
Age: 64                     Executive Officer of Associated Banc-Corp;
                            Chairman and President of Associated Bank,
                            National Association (subsidiary); Director of
                            Associated Bank Illinois, National Association
                            (subsidiary); Director of Associated Trust
                            Company, National Association (subsidiary)

                            Prior to January 2003, President, Chief
                            Executive Officer, and Director of Associated
                            Banc-Corp; Chairman and President of Associated
                            Bank, National Association (subsidiary)

                            Prior to April 2000, President, Chief Operating
                            Officer, and Vice Chairman of Associated
                            Banc-Corp

                            From April 1996 to October 1998, Vice Chairman of Associated Banc-Corp; Chairman and Chief
                            Executive Officer of Associated Bank Green Bay,
                            N.A. (former subsidiary)

Brian R. Bodager            Chief Administrative Officer, General Counsel,      July 22, 1992
Age: 47                     and Corporate Secretary of Associated
                            Banc-Corp; Director of Associated Bank,
                            National Association (subsidiary); Director of
                            Associated Bank Illinois, National Association
                            (subsidiary); Executive Vice President,
                            Secretary, and Director of Associated Trust
                            Company, National Association (subsidiary)



      Name                        Offices and Positions Held                   Date of Election

Mark J. McMullen            Director, Wealth Management, of Associated          June 2, 1981
Age: 53                     Banc-Corp; Director of Associated Bank,
                            National Association (subsidiary); Chairman and
                            Chief Executive Officer of Associated Trust
                            Company, National Association (subsidiary)

                            Prior to July 1999, Senior Executive Vice
                            President and Director of Associated Bank Green
                            Bay, N.A. (former subsidiary)

Donald E. Peters            Director, Systems and Operations, of Associated     October 27, 1997
Age: 53                     Banc-Corp; Director of Associated Bank,
                            National Association (subsidiary); Director of
                            Associated Trust Company, National Association
                            (subsidiary)

                            From October 1997 to November 1998, Director of
                            Systems and Operations of Associated Banc-Corp;
                            Executive Vice President of First Financial
                            Bank (former subsidiary)

Joseph B. Selner            Chief Financial Officer of Associated               January 25, 1978
Age: 56                     Banc-Corp; Director of Associated Bank,
                            National Association (subsidiary); Director of
                            Associated Trust Company, National Association
                            (subsidiary)

Gordon J. Weber             Director, Corporate Banking, of Associated          January 1, 1973
Age: 54                     Banc-Corp; Director of Associated Bank,
                            National Association (subsidiary); Director of
                            Associated Bank Illinois, National Association
                            (subsidiary); Director of Associated Bank
                            Minnesota, National Association (subsidiary);
                            Director of Associated Trust Company, National
                            Association (subsidiary)

                            Prior to April 2001, President, Chief Executive
                            Officer, and Director of Associated Bank
                            Milwaukee (former subsidiary); Director of
                            Associated Bank South Central (former
                            subsidiary)

William M. Bohn             Director, Legal, Compliance, and Risk               April 23, 1997
Age: 36                     Management, of Associated Banc-Corp

Robert J. Johnson           Director, Corporate Human Resources, of             January 22, 1997
Age: 57                     Associated Banc-Corp

Gordon C. King              Chief Credit Officer of Associated Banc-Corp        January 22, 2003
Age: 41
                            From October 2001 to January 2003, Chief Credit
                            Officer of Associated Banc-Corp

                            From 1996 to October 2001, Senior Vice
                            President and Credit Administration Manager of
                            Associated Bank Milwaukee (former subsidiary)

Arthur E. Olsen, III        General Auditor of Associated Banc-Corp             July 28, 1993
Age: 51

Teresa A. Rosengarten       Treasurer of Associated Banc-Corp                   October 25, 2000
Age:  42
                            From March 1994 to August 2000, Treasurer of a
                            Tennessee-based bank holding company

                                     PART II

ITEM 5   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information in response to this item is incorporated by reference to the table "Market Information" on Page 87 and the discussion of dividend restrictions in
Note 12, "Stockholders' Equity," of the notes to consolidated financial statements included under Item 8 of this document. The Corporation's common stock is currently being traded on The Nasdaq Stock Market under the symbol ASBC.

The approximate number of equity security holders of record of common stock, $.01 par value, as of February 28, 2003, was 9,807. Certain of the Corporation's shares are held in "nominee" or "street" name and the number of beneficial owners of such shares is approximately 26,312.

Payment of future dividends is within the discretion of the Corporation's Board of Directors and will depend, among other factors, on earnings, capital requirements, and the operating and financial condition of the Corporation. At the present time, the Corporation expects that dividends will continue to be paid in the future.

ITEM 6   SELECTED FINANCIAL DATA

TABLE 1: EARNINGS SUMMARY AND SELECTED FINANCIAL DATA
(In Thousands, except per share data)
                                                   %                                                           5-Year
                                                 Change                                                       Compound
                                                2001 to                                                        Growth
    Years ended December 31,          2002        2002        2001         2000          1999          1998   Rate (5)
----------------------------------------------------------------------------------------------------------------------
Interest income                    $   792,106   (10.1)% $   880,622  $   931,157   $   814,520   $   785,765     0.1%
Interest expense                       290,840   (36.6)      458,637      547,590       418,775       411,028    (6.7)
                                   -----------------------------------------------------------------------------------
Net interest income                    501,266    18.8       421,985      383,567       395,745       374,737     5.9
Provision for loan losses               50,699    79.7        28,210       20,206        19,243        14,740     9.9
                                   -----------------------------------------------------------------------------------
 Net interest income after
   provision for loan losses           450,567    14.4       393,775      363,361       376,502       359,997     5.5
Noninterest income                     220,308    12.6       195,603      184,196       165,906       167,928    18.4
Noninterest expense                    374,549    10.7       338,369      317,736       305,092       294,962     3.0
                                   -----------------------------------------------------------------------------------
Income before income taxes             296,326    18.1       251,009      229,821       237,316       232,963    20.6
Income tax expense                      85,607    19.8        71,487       61,838        72,373        75,943     6.0
                                   -----------------------------------------------------------------------------------
NET INCOME                         $   210,719    17.4%  $   179,522  $   167,983   $   164,943   $   157,020    32.1%
                                   ===================================================================================

Basic earnings per share (1)       $      2.82    14.2%  $      2.47  $      2.24   $      2.15   $      2.06    32.5%
Diluted earnings per share (1)            2.79    13.9          2.45         2.23          2.13          2.03    32.6
Cash dividends per share (1)              1.21     9.3          1.11         1.01          0.96          0.86    10.7
Weighted average shares
outstanding: (1)
   Basic                                74,685     2.9        72,587       75,005        76,844        76,382    (0.4)
   Diluted                              75,493     3.2        73,167       75,251        77,514        77,185    (0.5)
SELECTED FINANCIAL DATA
Year-End Balances:
Loans                              $10,303,225    14.2%  $ 9,019,864  $ 8,913,379   $ 8,343,100   $ 7,272,697     7.8%
Allowance for loan losses              162,541    26.8       128,204      120,232       113,196        99,677    11.9
Investment securities                3,362,669     5.2     3,197,021    3,260,205     3,270,383     2,907,735     2.7
Total assets                        15,043,275    10.6    13,604,374   13,128,394    12,519,902    11,250,667     7.1
Deposits                             9,124,852     5.9     8,612,611    9,291,646     8,691,829     8,557,819     1.7
Long-term debt                       1,906,845    72.8     1,103,395      122,420        24,283        26,004   162.6
Company-obligated mandatorily
  redeemable  preferred                190,111     N/M           ---          ---           ---           ---     N/M
securities
Stockholders' equity                 1,272,183    18.8     1,070,416      968,696       909,789       878,721     9.3
Book value per share (1)                 17.13    15.0         14.89        13.32         11.90         11.55     9.9
                                   -----------------------------------------------------------------------------------
Average Balances:
Loans                              $10,002,478    10.0%  $ 9,092,699  $ 8,688,086   $ 7,800,791   $ 7,255,850     7.5%
Investment securities                3,262,843     3.8     3,143,786    3,317,499     3,119,923     2,737,556     2.3
Total assets                        14,297,418     9.1    13,103,754   12,810,235    11,698,104    10,628,695     6.6
Deposits                             8,912,534     3.9     8,581,233    9,102,940     8,631,652     8,430,701     1.9
Stockholders' equity                 1,231,977    18.8     1,037,158      920,169       914,082       856,425     8.0
                                   -----------------------------------------------------------------------------------
Financial Ratios: (2)
Return on average equity                 17.10%    (21)        17.31%       18.26%        18.04%        18.33%
Return on average assets                  1.47      10          1.37         1.31          1.41          1.48
Net interest margin (taxable
  equivalent)                             3.95      33          3.62         3.36          3.74          3.79
Average equity to average assets          8.62      71          7.91         7.18          7.81          8.06
Dividend payout ratio (3)                42.97    (193)        44.90        45.09         44.65         41.75
                                   -----------------------------------------------------------------------------------
Selected Financial Data: (4)
Net income                         $   210,719    13.5%  $   185,679  $   173,944   $   169,376   $   158,912
Basic earnings per share (1)              2.82    10.3          2.56         2.32          2.20          2.08
Diluted earnings per share (1)            2.79    10.0          2.54         2.31          2.19          2.06
                                   ===================================================================================

(1)  Per share data adjusted retroactively for stock splits and stock dividends.
(2)  Change in basis points.
(3)  Ratio is based upon basic earnings per share.
(4) Selected financial data has been adjusted to exclude the amortization of goodwill in years prior to 2002 affected by adopting Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 147, "Acquisitions of Certain Financial Institutions," effective January 1, 2002. (5) Base year used in 5-year compound growth rate is 1997 consolidated financial data.
N/M = not meaningful

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is management's analysis to assist in the understanding and evaluation of the consolidated financial condition and results of operations of Associated Banc-Corp (the "parent company"), together with all its subsidiaries (the "Corporation"). It should be read in conjunction with the consolidated financial statements and footnotes and the selected financial data presented elsewhere in this report.

During the second quarter of 2002, the parent company merged its Minnesota bank subsidiaries (Associated Bank Minnesota; Signal Bank National Association; and Signal Bank South National Association) into a single national banking charter under the name Associated Bank Minnesota, National Association. During 2001, the Corporation merged its Wisconsin bank subsidiaries (Associated Bank South Central; Associated Bank North; Associated Bank Milwaukee; Associated Bank, National Association; Associated Bank Lakeshore, National Association; and Associated Bank Green Bay, National Association) into a single national banking charter, headquartered in Green Bay, Wisconsin, under the name Associated Bank, National Association. Certain nonbank subsidiaries (Associated Leasing, Inc., Associated Banc-Corp Services, Inc., and Associated Commercial Mortgage, Inc.) also merged with and into the resultant bank, becoming operating divisions of Associated Bank, National Association.

The financial discussion that follows may refer to the effect of the Corporation's business combination activity, detailed under section, "Business Combinations," and Note 2, "Business Combination," of the notes to consolidated financial statements. The detailed financial discussion focuses on 2002 results compared to 2001. Discussion of 2001 results compared to 2000 is predominantly in section "2001 Compared to 2000."

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

The consolidated financial statements of the Corporation are prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. This preparation requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions, and judgments reflected in the financial statements. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management believes the following policies are both important to the portrayal of the Corporation's financial condition and results and require subjective or complex judgments and, therefore, management considers the following to be critical accounting policies.

Allowance for Loan Losses: Subject to the use of estimates, assumptions, and judgments is management's evaluation process used to determine the adequacy of the allowance for loan losses which combines several factors: management's ongoing review and grading of the loan portfolio, consideration of past loan loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect probable credit losses. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change significantly. As an integral part of their examination process, various regulatory agencies also review the allowance for loan losses. Such agencies may require that certain loan balances be charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. The Corporation believes the allowance for loan losses is adequate and properly recorded in the financial statements. See Note 1, "Summary of Significant Accounting Policies," and Note 5, "Loans," of the notes to consolidated financial statements and section "Allowance for Loan Losses."

Mortgage Servicing Rights Valuation: The fair value of the Corporation's mortgage servicing rights asset is important to the presentation of the consolidated financial statements in that mortgage servicing rights are subject to a fair value-based impairment standard. Mortgage servicing rights do not trade in an active open market with readily observable prices. As such, like other participants in the mortgage banking business, the Corporation relies on an internal discounted cash flow model to estimate the fair value of its mortgage servicing rights. While the Corporation believes that the values produced by its internal model are indicative of the fair value of its mortgage servicing rights portfolio, these values can change significantly depending upon the then current interest rate environment, estimated prepayment speeds of the underlying mortgages serviced, and other economic conditions. The proceeds that might be received should the Corporation actually consider a sale of the mortgage servicing rights portfolio could differ from the amounts reported at any point in time. The Corporation believes the mortgage servicing rights asset is properly recorded in the financial statements. See Note 1, "Summary of Significant Accounting Policies," and Note 6, "Goodwill and Other Intangible Assets," of the notes to consolidated financial statements and section "Noninterest Expense."

Derivative Financial Instruments and Hedge Accounting: In various aspects of its business, the Corporation uses derivative financial instruments to modify exposures to changes in interest rates and market prices for other financial instruments. Substantially all of these derivative financial instruments are designated as hedges for financial reporting purposes. The application of the hedge accounting policy requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings, and measurement of changes in the fair value of hedged items. However, if in the future the derivative financial instruments used by the Corporation no longer qualify for hedge accounting treatment and, consequently, the change in the fair value of hedged items could be recognized in earnings, the impact on the consolidated results of operations and reported earnings could be significant. The Corporation believes hedge effectiveness is evaluated properly in the consolidated financial statements. See Note 1, "Summary of Significant Accounting Policies," and Note 16, "Derivative and Hedging Activities," of the notes to consolidated financial statements.

Income Tax Accounting: The assessment of tax liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management's current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. The Corporation believes the tax liabilities are adequate and properly recorded in the consolidated financial statements. See Note 1, "Summary of Significant Accounting Policies," and Note 14, "Income Taxes," and section "Income Taxes."

Segment Review

As described in Note 21, "Segment Reporting," the Corporation's primary reportable segment is banking, conducted through its bank and lending subsidiaries. Banking includes: a) community banking - lending and deposit gathering to businesses (including business-related services such as cash management and international banking services) and to consumers (including mortgages and credit cards); and b) corporate banking - specialized lending (such as commercial real estate), lease financing, and banking to larger businesses and metro or niche markets; and the support to deliver banking services.

The Corporation's profitability is primarily dependent on net interest income, noninterest income, the level of the provision for loan losses, noninterest expense, and taxes of its banking segment. The consolidated discussion is therefore predominantly describing the banking segment results.

Performance Summary

The Corporation recorded net income of $210.7 million for the year ended December 31, 2002, an increase of $31.2 million or 17.4% over the $179.5 million earned in 2001. Basic earnings per share for 2002 were $2.82, a 14.2% increase over 2001 basic earnings per share of $2.47. Earnings per diluted share were $2.79, a 13.9% increase over 2001 diluted earnings per share of $2.45. With the required adoption of Statement of Financial Accounting Standards ("SFAS") 142 and SFAS 147, which eliminated the amortization of goodwill effective January 1, 2002, basic earnings per share of $2.82 in 2002 represented a 10.3% increase over 2001 and diluted earnings per share of $2.79 in 2002 were 10.0% higher than 2001 (as presented in Table 1). Return on average assets and return on average equity for 2002 were 1.47% and 17.10%, respectively, compared to 1.37% and 17.31%, respectively, for 2001. Cash dividends of $1.21 per share paid in 2002 increased by 9.3% over 2001. Key factors behind these results were:

- Taxable equivalent net interest income was $525.3 million for 2002, $81.1 million or 18.3% higher than 2001. Although taxable equivalent interest income decreased $86.7 million, interest expense decreased by $167.8 million. The increase in taxable equivalent net interest income was due to changes in interest rates (adding $45.8 million) and increased volume of earning assets and liabilities, together with changes in product mix (adding $35.3 million). Average earning assets increased $1.0 billion to $13.3 billion, including the impact of the acquisition of Signal Financial Corporation ("Signal") on February 28, 2002 (see section "Business Combinations").

- Net interest income and net interest margin were impacted in 2002 by the low interest rate environment, competitive pricing pressures, higher earning asset balances, and funding strategies to take advantage of lower interest rates. While the Federal Reserve lowered interest rates eleven times during 2001, producing an average Federal funds rate of 3.88% for 2001, interest rates in 2002 remained level at 1.75% until November when the Federal Reserve reduced the rate by 50 basis points ("bp"), for an average rate of 1.67% in 2002.

- The net interest margin for 2002 was 3.95%, compared to 3.62% in 2001. The 33 bp increase in net interest margin is attributable to the net of a 50 bp increase in interest rate spread (the net of a 172 bp lower cost of interest-bearing liabilities offset by a 122 bp decrease in the yield on earning assets), and a 17 bp lower contribution from net free funds.

- Total loans were $10.3 billion at December 31, 2002, an increase of $1.3 billion or 14.2% over December 31, 2001, attributable in large part to the Signal acquisition, which added $760 million in loans at consummation date. Commercial loan balances grew $1.1 billion (20.4%) and represented 61% of total loans at December 31, 2002, compared to 58% at year-end 2001. Total deposits were $9.1 billion at December 31, 2002, including $785 million acquired with the Signal acquisition. To take advantage of the lower rate environment, the Corporation increased long-term debt by $803 million and issued $175 million of company-obligated mandatorily redeemable preferred securities.

- Asset quality was affected by the impact of challenging economic conditions on customers. The provision for loan losses increased to $50.7 million compared to $28.2 million in 2001. Net charge offs were $28.3 million, an increase of $8.1 million over 2001, due primarily to the charge off of several commercial credits. Net charge offs were 0.28% of average loans compared to 0.22% in 2001. The ratio of allowance for loan losses to loans was 1.58% and 1.42% at December 31, 2002 and 2001, respectively. Nonperforming loans were $99.3 million, representing 0.96% of total loans at year-end 2002, compared to $52.1 million or 0.58% of total loans last year.

- Noninterest income was $220.3 million for 2002, $24.7 million or 12.6% higher than 2001, led by strong results in mortgage banking and service charge revenue. Mortgage banking revenue increased by $17.2 million (32.0%) driven by strong secondary mortgage production, while service charges on deposit accounts were up $8.2 million (21.8%) over 2001.

- Noninterest expense was $374.5 million, up $36.2 million or 10.7% over 2001. Adjusting for goodwill amortization, as described above, noninterest expense was $42.7 million or 12.9% higher in 2002, due principally to the Corporation's larger operating base and increases in mortgage servicing rights expense. Personnel expense rose $21.6 million or 12.6%, reflecting the expanded employee base, as well as higher base salaries and fringe benefit costs. Mortgage servicing rights expense increased $10.5 million, a function of increases to both the valuation allowance and higher amortization of the mortgage servicing rights asset.

- Income tax expense increased to $85.6 million, up $14.1 million from 2001. The increase was primarily attributable to higher net income before tax. The effective tax rate in 2002 was 28.9% compared to 28.5% for 2001.

Business Combinations

On February 28, 2002, the Corporation consummated its acquisition of 100% of the outstanding common shares of Signal, a financial holding company headquartered in Mendota Heights, Minnesota. Signal operated banking branches in nine locations in the Twin Cities and Eastern Minnesota. As a result of the acquisition, the Corporation expanded its Minnesota presence, particularly in the Twin Cities area. The Signal transaction was consummated through the issuance of approximately 4.1 million shares of common stock and $58.4 million in cash for a purchase price of $192.5 million. The value of the shares was determined using the closing stock price of the Corporation's stock on September 10, 2001, the initiation date of the transaction. There were no business combinations during 2001 or 2000. The Corporation's business combination activity is further summarized in Note 2, "Business Combination," of the notes to consolidated financial statements.

INCOME STATEMENT ANALYSIS

Net Interest Income

Net interest income is the primary source of the Corporation's revenue. Net interest income is the difference between interest income on earning assets, such as loans and securities, and the interest expense on interest-bearing deposits and other borrowings, used to fund interest earning and other assets or activities. The amount of net interest income is affected by changes in interest rates and by the amount and composition of earning assets and interest-bearing liabilities. Additionally, net interest income is impacted by the sensitivity of the balance sheet to changes in interest rates which factors in characteristics such as the fixed or variable nature of the financial instruments, contractual maturities, and repricing frequencies.

Net interest income in the consolidated statements of income (which excludes the taxable equivalent adjustment) was $501.3 million, compared to $422.0 million last year. The taxable equivalent adjustments (the adjustments to bring tax-exempt interest to a level that would yield the same after-tax income had that income been subject to taxation using a 35% tax rate) of $24.0 million for 2002 and $22.2 million for 2001 resulted in fully taxable equivalent net interest income of $525.3 million and $444.2 million, respectively.

Taxable equivalent net interest income was $525.3 million for 2002, an increase of $81.1 million or 18.3% from 2001. The increase in taxable equivalent net interest income was attributable to both lower interest rates, particularly on the cost of interest-bearing liabilities, and a higher level of earning assets. The net interest margin for 2002 was 3.95%, compared to 3.62% in 2001. The 33 bp increase in net interest margin is attributable to the net of a 50 bp increase in interest rate spread (the net of a 172 bp lower cost of interest-bearing liabilities offset by a 122 bp decrease in the yield on earning assets), and a 17 bp lower contribution from net free funds. Interest rates were generally stable and low during 2002, but were higher and steadily falling during 2001. Comparatively, the Federal funds rate at December 31, 2002, was 50 bp lower than at December 31, 2001, while the average Federal funds rate for 2002 was 221 bp lower than for 2001.

Interest rate spread and net interest margin are utilized to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on earning assets and the rate paid for interest-bearing liabilities that fund those assets. The net interest margin is expressed as the percentage of net interest income to average earning assets. The net interest margin exceeds the interest rate spread because noninterest-bearing sources of funds (net free funds), principally demand deposits and stockholders' equity, also support earning assets. To compare tax-exempt asset yields to taxable yields, the yield on tax-exempt loans and securities is computed on a taxable equivalent basis. Net interest income, interest rate spread, and net interest margin are discussed on a taxable equivalent basis.

Table 2 provides average balances of earning assets and interest-bearing liabilities, the associated interest income and expense, and the corresponding interest rates earned and paid, as well as net interest income, interest rate spread, and net interest margin on a taxable equivalent basis for the three years ended December 31, 2002. Tables 3 through 5 present additional information to facilitate the review and discussion of taxable equivalent net interest income, interest rate spread, and net interest margin.

As shown in the rate/volume analysis in Table 3, changes in the rates resulted in a $45.8 million increase to taxable equivalent net interest income, while increases in volume and changes in the mix of both earning assets and interest-bearing liabilities added $35.3 million, for a combined increase of $81.1 million. Rate changes on interest-bearing liabilities lowered interest expense by $190.2 million, while the changes in rates on earning assets reduced interest income by $144.4 million, for a net favorable impact of $45.8 million.

For 2002, the cost of interest-bearing liabilities decreased 172 bp to 2.55%, aided by the low rate environment. The combined average cost of interest-bearing deposits was 2.28%, down 175 bp, with the most significant rate decreases seen in deposit categories with the highest balances, namely money market accounts (down 193 bp to 1.32%) and non-brokered time deposits (down 177 bp to 3.74%). The cost of wholesale funds (comprised of all short-term borrowings and long-term funding) decreased 172 bp to 3.06% for 2002, with the Corporation implementing a number of funding strategies to take advantage of the low interest rate environment. The interest-bearing liability rate changes resulted in $190.2 million lower interest expense, with $129.9 million attributable to interest-bearing deposits and $60.3 million due to wholesale funding.

For 2002, the yield on earning assets fell 122 bp to 6.14%, driven primarily by a 136 bp decline in the loan yield. The average loan yield was 6.27%. The lower rate environment for new originations, competitive pricing pressure and refinancing in many loan categories put downward pressure on loan yields in 2002. The yield on securities and short-term investments combined was down 85 bp to 5.73%. The earning asset rate changes reduced interest income by $144.4 million, a combination of $118.3 million lower interest on loans and $26.1 million lower interest on securities and short-term investments combined.

From a volume perspective, the growth and composition change of earning assets contributed an additional $57.7 million to taxable equivalent net interest income, while the growth and composition of interest-bearing liabilities cost an additional $22.4 million, netting a $35.3 million increase to taxable equivalent net interest income.

Average earning assets were $13.3 billion in 2002, an increase of $1.0 billion, or 8.3%, from 2001, including the impact of the Signal acquisition on February 28, 2002. Loans accounted for the majority of the growth in earning assets, increasing by $910 million, or 10.0%, to $10.0 billion on average in 2002 and representing 75.2% of average earning assets compared to 74.1% for 2001. For 2002, taxable equivalent interest income on loans increased $52.0 million from growth, but decreased $118.3 million from the impact of the rate environment (as noted above), for a net decrease of $66.3 million versus last year (See Table
3). Securities and short-term investments combined increased $113 million on average. Taxable equivalent interest income on securities and short-term investments for 2002 increased $5.7 million from volume changes, but decreased $26.1 million from the impact of the rate environment, for a net $20.4 million decrease to taxable equivalent interest income.

Average interest-bearing liabilities were $11.4 billion in 2002, an increase of $643 million, or 6.0%, from 2001. The growth in earning assets was also supported by a $332 million, or 28.4%, increase in average noninterest-bearing deposits (a component of net free funds). The growth in interest-bearing liabilities came from increases in wholesale funding sources, as average interest-bearing deposits were level in 2002 compared to 2001. Average wholesale funding sources increased by $644 million, representing 34.9% of average interest-bearing liabilities for 2002, versus 31.0% last year. Furthermore, to take advantage of the lower rate environment, the Corporation shifted funds from short-term borrowing sources to long-term funding, increasing its long-term funding by $1.1 billion to 14.7% of average interest-bearing liabilities (compared to 5.3% for 2001). Therefore, for 2002, interest expense on wholesale funding increased by $22.4 million due to volume changes (the net of a $47.3 million increase from additional average long-term funding offset by a $24.9 million decrease of short-term borrowings) and decreased by $60.3 million from lower rates. With no volume change in total interest-bearing deposits, the $129.9 million reduction in interest expense on those deposits was attributable to the favorable impact of the lower rate environment.

TABLE 2: Average Balances and Interest Rates (interest and rates on a taxable equivalent basis)
                                                                      Years Ended December 31,
                                   -----------------------------------------------------------------------------------------------
                                                 2002                           2001                           2000
                                   -----------------------------------------------------------------------------------------------
                                      Average              Average   Average               Average   Average              Average
                                      Balance    Interest   Rate     Balance    Interest    Rate     Balance    Interest   Rate
                                   -----------------------------------------------------------------------------------------------
                                                                          ($ in Thousands)
ASSETS
Earning assets:
  Loans: (1)(2)(3)
    Residential real estate        $ 3,362,179   $223,314   6.64%  $ 3,546,204  $271,039   7.64%  $ 3,152,128   $243,986   7.74%
    Commercial                       5,929,113    348,082   5.87     4,898,895   366,495   7.48     4,313,271    376,068   8.72
    Consumer                           711,186     56,106   7.89       647,600    56,246   8.69     1,222,687    108,074   8.84
                                   -----------------------------------------------------------------------------------------------
        Total loans                 10,002,478    627,502   6.27     9,092,699   693,780   7.63     8,688,086    728,128   8.38
  Investment securities:
    Taxable                          2,431,713    125,299   5.15     2,306,444   146,170   6.34     2,523,492    163,768   6.49
    Tax exempt(1)                      831,130     62,719   7.55       837,343    61,507   7.35       794,007     58,233   7.33
  Short-term investments                29,270        658   2.25        35,380     1,421   4.02        41,309      2,775   6.72
                                   -----------------------------------------------------------------------------------------------
    Securities and short-term
      investments                    3,292,113    188,676   5.73     3,179,167   209,098   6.58     3,358,808    224,776   6.69
                                   -----------------------------------------------------------------------------------------------
Total earning assets               $13,294,591   $816,178   6.14%  $12,271,866  $902,878   7.36%  $12,046,894   $952,904   7.91%
                                   -----------------------------------------------------------------------------------------------
Allowance for loan losses             (148,801)                       (125,790)                       (115,580)
Cash and due from banks                302,856                         279,363                         268,267
Other assets                           848,772                         678,315                         610,654
                                   -----------------------------------------------------------------------------------------------
Total  assets                      $14,297,418                     $13,103,754                     $12,810,235
                                   ===============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Savings deposits                 $   891,105   $  6,813   0.76%  $  839,417   $ 11,812   1.41%   $   956,177  $ 19,704   2.06%
  Interest-bearing demand deposits   1,118,546      9,581   0.86      799,451      7,509   0.94        803,779    11,091   1.38
  Money market deposits              1,876,988     24,717   1.32    1,722,242     55,999   3.25      1,407,502    65,702   4.67
  Time deposits, excluding
    Brokered CDs                     3,263,766    122,181   3.74    3,648,942    201,035   5.51      4,008,382   228,191   5.69
                                   -----------------------------------------------------------------------------------------------
    Total interest-bearing
     deposits, excluding
     Brokered CDs                    7,150,405    163,292   2.28    7,010,052    276,355   3.94      7,175,840   324,688   4.52
  Brokered CDs                         264,023      5,729   2.17      404,686     22,575   5.58        840,518    55,204   6.57
                                   -----------------------------------------------------------------------------------------------
    Total interest-bearing
      deposits                       7,414,428    169,021   2.28    7,414,738    298,930   4.03      8,016,358   379,892   4.74
Federal funds purchased and
  securities Sold under
  agreements to repurchase           2,058,163     42,143   2.05    1,839,336     77,011   4.19      1,724,291   107,732   6.25
Other short-term borrowings            250,919      9,229   3.68      924,420     53,535   5.79        816,553    52,698   6.45
Long-term funding                    1,673,071     70,447   4.21      574,753     29,161   5.07        114,374     7,268   6.35
                                   -----------------------------------------------------------------------------------------------
  Total wholesale funding            3,982,153    121,819   3.06    3,338,509    159,707   4.78      2,655,218   167,698   6.32
                                   -----------------------------------------------------------------------------------------------
Total interest-bearing
  liabilities                      $11,396,581   $290,840   2.55%  $10,753,247  $458,637   4.27%   $10,671,576  $547,590   5.13%
                                   -----------------------------------------------------------------------------------------------
Noninterest-bearing demand
  deposits                           1,498,106                       1,166,495                       1,086,582
Accrued expenses and other
  liabilities                          170,754                         146,854                         131,908
Stockholders' equity                 1,231,977                       1,037,158                         920,169
                                   -----------------------------------------------------------------------------------------------
Total liabilities and
  stockholders' equity             $14,297,418                     $13,103,754                     $12,810,235
                                   ===============================================================================================

Net interest income and rate
  spread (1)                                    $525,338    3.59%               $444,241   3.09%                $405,314   2.78%
                                   ===============================================================================================
Net interest margin (1)                                     3.95%                          3.62%                           3.36%
                                   ===============================================================================================
Taxable equivalent adjustment                   $ 24,072                        $ 22,256                        $ 21,747
                                   ===============================================================================================

(1) The yield on tax exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.

(2) Nonaccrual loans and loans held for sale have been included in the average balances.

(3) Interest income includes net loan fees.

TABLE 3: Rate/Volume Analysis (1)

                                                      2002 Compared to 2001                    2001 Compared to 2000
                                                   Increase (Decrease) Due to                Increase (Decrease) Due to
                                              ---------------------------------------------------------------------------
                                                 Volume       Rate          Net         Volume        Rate          Net
                                              ---------------------------------------------------------------------------
                                                                              ($ in Thousands)
Interest income:
Loans: (2)
   Residential real estate                    $ (12,535)   $ (35,190)   $ (47,725)   $  35,017    $  (7,964)   $  27,053
   Commercial                                    63,495      (81,908)     (18,413)      46,979      (56,552)      (9,573)
   Consumer                                       1,035       (1,175)        (140)     (50,910)        (918)     (51,828)
                                              ---------------------------------------------------------------------------
  Total loans                                    51,995     (118,273)     (66,278)      31,086      (65,434)     (34,348)
Investment securities:
   Taxable                                        6,320      (27,191)     (20,871)     (13,844)      (3,754)     (17,598)
   Tax-exempt (2)                                  (536)       1,748        1,212        3,183           91        3,274
Short-term investments                              (94)        (669)        (763)        (354)      (1,000)      (1,354)
                                              ---------------------------------------------------------------------------
  Securities and short-term investments           5,690      (26,112)     (20,422)     (11,015)      (4,663)     (15,678)
                                              ---------------------------------------------------------------------------
Total earning assets (2)                      $  57,685    $(144,385)   $ (86,700)   $  20,071    $ (70,097)   $ (50,026)
                                              ---------------------------------------------------------------------------

Interest expense:
   Savings deposits                           $     395    $  (5,394)   $  (4,999)   $  (2,194)   $  (5,698)   $  (7,892)
   Interest-bearing demand deposits               2,733         (661)       2,072          (59)      (3,523)      (3,582)
   Money market deposits                          2,038      (33,320)     (31,282)      12,800      (22,503)      (9,703)
    Time deposits, excluding Brokered CDs        (2,121)     (76,733)     (78,854)     (19,977)      (7,179)     (27,156)
                                              ---------------------------------------------------------------------------
       Total interest-bearing deposits,           3,045     (116,108)    (113,063)      (9,430)     (38,903)     (48,333)
         excluding Brokered CDs
         Brokered CDs                            (3,053)     (13,793)     (16,846)     (25,284)      (7,345)     (32,629)
                                              ---------------------------------------------------------------------------
       Total interest-bearing deposits               (8)    (129,901)    (129,909)     (34,714)     (46,248)     (80,962)
   Federal funds purchased and securities
     sold under Agreements to repurchase         (3,482)     (31,386)     (34,868)       6,588      (37,309)     (30,721)
Other short-term borrowings                     (21,456)     (22,850)     (44,306)       6,421       (5,584)         837
Long-term funding                                47,351       (6,065)      41,286       23,479       (1,586)      21,893
                                              ---------------------------------------------------------------------------
       Total wholesale funding                   22,413      (60,301)     (37,888)      36,488      (44,479)      (7,991)
                                              ---------------------------------------------------------------------------
Total interest-bearing liabilities            $  22,405    $(190,202)   $(167,797)   $   1,774    $ (90,727)   $ (88,953)
                                              ---------------------------------------------------------------------------

Net interest income (2)                       $  35,280    $  45,817    $  81,097    $  18,297    $  20,630    $  38,927
                                              ===========================================================================

(1) The change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.

(2) The yield on tax-exempt loans and securities is computed on a fully taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.

TABLE 4: Interest Rate Spread and Interest Margin (on a taxable equivalent basis)

                                      2002 Average                   2001 Average                  2000 Average
                            ---------------------------------------------------------------------------------------------
                                           % of                             % of                           % of
                                          Earning   Yield                  Earning   Yield                Earning  Yield
                               Balance    Assets    /Rate      Balance     Assets    /Rate     Balance    Assets   /Rate
                            ---------------------------------------------------------------------------------------------
                                                                 ($ in Thousands)
Earning assets              $13,294,591   100.0%    6.14%   $12,271,866    100.0%    7.36%  $12,046,894   100.0%   7.91%
                            ---------------------------------------------------------------------------------------------
Financed by:
   Interest-bearing funds   $11,396,581    85.7%    2.55%   $10,753,247     87.6%    4.27%  $10,671,576    88.6%   5.13%
   Noninterest-bearing
     funds                    1,898,010    14.3%              1,518,619     12.4%             1,375,318    11.4%
                           ----------------------------------------------------------------------------------------------
Total funds sources         $13,294,591   100.0%    2.19%   $12,271,866    100.0%    3.74%  $12,046,894   100.0%   4.55%
                            =============================================================================================
Interest rate spread                                3.59%                            3.09%                         2.78%
Contribution from net
  free funds                                         .36%                             .53%                          .58%
                                                    -----                            -----                         -----
Net interest margin                                 3.95%                            3.62%                         3.36%
                            =============================================================================================
Average prime rate*                                 4.68%                            6.91%                         9.23%
Average federal funds
  rate*                                             1.67%                            3.88%                         6.26%
Average spread                                      301bp                            303bp                         297bp
                            =============================================================================================

*Source:  Bloomberg

TABLE 5: Selected Average Balances

                                                                              Percent    2002 as % of    2001 as % of
                                                  2002            2001        Change     Total Assets    Total Assets
                                              -------------------------------------------------------------------------
                                                                              ($ in Thousands)
ASSETS
Loans                                         $10,002,478    $ 9,092,699       10.0%         70.0%           69.4%
Investment securities
   Taxable                                      2,431,713      2,306,444        5.4          17.0            17.6
   Tax-exempt                                     831,130        837,343       (0.7)          5.8             6.4
Short-term investments                             29,270         35,380      (17.3)          0.2             0.3
                                             --------------------------------------------------------------------------
Total earning assets                           13,294,591     12,271,866        8.3          93.0            93.7
Other assets                                    1,002,827        831,888       20.5           7.0             6.3
                                              -------------------------------------------------------------------------
Total assets                                  $14,297,418    $13,103,754        9.1%        100.0%          100.0%
                                              =========================================================================

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing deposits                     $ 7,414,428    $ 7,414,738        ---%         51.8%           56.6%
Short-term borrowings                           2,309,082      2,763,756      (16.5)         16.2            21.1
Long-term funding                               1,673,071        574,753      191.1          11.7             4.4
                                              -------------------------------------------------------------------------
Total interest-bearing liabilities             11,396,581     10,753,247        6.0          79.7            82.1
Noninterest-bearing demand deposits             1,498,106      1,166,495       28.4          10.5             8.9
Accrued expenses and other liabilities            170,754        146,854       16.3           1.2             1.1
Stockholders' equity                            1,231,977      1,037,158       18.8           8.6             7.9
                                              -------------------------------------------------------------------------
Total liabilities and stockholders' equity    $14,297,418    $13,103,754        9.1%        100.0%          100.0%
                                              =========================================================================

Provision for Loan Losses

The provision for loan losses in 2002 was $50.7 million. The provision for loan losses for 2001 was $28.2 million, and $20.2 million for 2000. The provision for loan losses is predominantly a function of the methodology and other qualitative and quantitative factors used to determine the adequacy of the allowance for loan losses which focuses on changes in the size and character of the loan portfolio, changes in levels of impaired and other nonperforming loans, historical losses on each portfolio category, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other factors which could affect potential credit losses.

At December 31, 2002, the allowance for loan losses was $162.5 million, compared to $128.2 million at December 31, 2001, and $120.2 million at December 31, 2000. Net charge offs were $28.3 million for 2002, compared to $20.2 million for 2001 and $9.0 million for 2000. The ratio of the allowance for loan losses to total loans was 1.58%, up from 1.42% at December 31, 2001, and up from 1.35% at December 31, 2000. Nonperforming loans at December 31, 2002, were $99.3 million, compared to $52.1 million at December 31, 2001, and $47.7 million at December 31, 2000. See additional discussion under sections, "Allowance for Loan Losses," and "Nonperforming Loans, Potential Problem Loans, and Other Real Estate Owned."

Noninterest Income

Noninterest income was $220.3 million for 2002, $24.7 million or 12.6% higher than 2001. Primary categories that have attributed to the change between comparable periods were mortgage banking and service charges on deposit accounts. Fee income as a percentage of total revenues (defined as total noninterest income less gains or losses on asset and investment sales ("fee income") divided by taxable equivalent net interest income plus fee income) was 29.5% for 2002 compared to 30.3% last year.

TABLE 6: Noninterest Income
                                                                                         % Change From
                                                      Years Ended December 31,             Prior Year
                                                --------------------------------------------------------
                                                   2002         2001        2000       2002       2001
                                                --------------------------------------------------------
                                                                     ($ in Thousands)
Trust service fees                              $ 27,875     $ 29,063    $ 37,617      (4.1)%    (22.7)%
Service charges on deposit accounts               46,059       37,817      33,296      21.8       13.6
Mortgage banking                                  70,903       53,724      19,944      32.0      169.4
Credit card and other nondeposit fees             27,492       26,731      25,739       2.8        3.9
Retail commissions                                18,264       16,872      20,187       8.3      (16.4)
Bank owned life insurance income                  13,841       12,916      12,377       7.2        4.4
Asset sale gains, net                                657        1,997      24,420     (67.1)     (91.8)
Other                                             15,644       15,765      18,265      (0.8)     (13.7)
                                                --------------------------------------------------------
  Subtotal                                      $220,735     $194,885    $191,845      13.3%       1.6%
Investment securities gains (losses), net           (427)         718      (7,649)      N/M        N/M
                                                --------------------------------------------------------
   Total noninterest income                     $220,308     $195,603    $184,196      12.6%       6.2%
                                                ========================================================
Subtotal, net of asset sale gains ("fee
  income")                                      $220,078     $192,888    $167,425      14.1%      15.2%
                                                ========================================================

N/M = not meaningful

Trust service fees for 2002 were $27.9 million, down $1.2 million (4.1%) from last year. The change was predominantly the result of decreases in servicing fees on personal and employee benefit plans due to the 8% lower average market value of assets under management, reflecting market conditions, offset partly by fee increases for other trust services. The market value of assets under management was $3.5 billion at December 31, 2002 compared to $4.0 billion at December 31, 2001.

Service charges on deposit accounts were $46.1 million, $8.2 million (21.8%) higher than 2001, due in part to higher volumes associated with a larger account base. The increase was a function of lower earnings credit rates, higher service charges on business accounts, higher fees on overdrafts/nonsufficient funds, and an increase in service charge fees during the first quarter of 2002.

Mortgage banking income consists of servicing fees, the gain or loss on sales of mortgage loans to the secondary market, gains on sales of servicing, and production-related fees (origination, underwriting, and escrow waiver fees). Mortgage banking income was $70.9 million in 2002, an increase of $17.2 million or 32.0% over 2001. The increase was primarily a result of increased income associated with higher production volumes. Secondary mortgage loan production (mortgage loan production to be sold to the secondary market) was $3.2 billion for 2002, up 38.2% over $2.3 billion for 2001. As a result, production-related fees were up $8.0 million. Gains on sales of loans were up $12.1 million, a function of the volume and loan sale pricing. Servicing fees on the portfolio serviced for others were up $1.3 million between comparable periods, in line with the increase in the portfolio serviced for others ($5.4 billion at December 31, 2002, versus $5.2 billion at December 31, 2001). Offsetting these increases was $4.3 million in gains on the sales of mortgage servicing rights in 2001 versus none in 2002.

Credit card and other nondeposit fees were $27.5 million for 2002, an increase of $0.8 million or 2.8% over 2001, primarily due to increased merchant and other credit card revenues. In February 2003, the Corporation entered into a 10-year agreement with an outside vendor to provide merchant processing services for the Corporation's merchant customers. The agreement will result in after tax income of approximately $2.0 million in the first quarter of 2003 and revenue sharing on new and existing merchant business over the life of the agreement.

Retail commission income (which includes commissions from insurance and brokerage product sales) was $18.3 million, up $1.4 million or 8.3% compared to last year. This increase was attributable to insurance commissions, up $2.6 million, predominantly in commissions on fixed annuities, a more attractive product given the lower interest rate environment. Brokerage commissions, including variable annuities, were down $1.2 million, affected largely by the weaker financial markets. During fourth quarter 2002, legislation became effective requiring single premium credit insurance premiums on loans with real estate collateral to be collected based on monthly outstanding balances. This new requirement is expected to reduce credit insurance premiums somewhat in the early periods of adoption.

Bank owned life insurance income was $13.8 million, up $0.9 million or 7.2% over last year due to the larger bank owned life insurance asset. Asset sale gains for 2002 were $0.7 million, while asset sale gains for 2001 were $2.0 million. Other noninterest income was $15.6 million for 2002, down slightly ($0.1 million) from 2001, due to the sale of stock in a regional ATM network that resulted in a gain of $0.5 million during 2002, while a similar transaction on a different ATM network stock resulted in a gain of $2.6 million during 2001.

The 2002 investment securities net losses of $0.4 million included an $0.8 million other than temporary write down on a security. Investment securities net gains for 2001 were $0.7 million from various securities sold.

Noninterest Expense

Total noninterest expense for 2002 was $374.5 million, a $36.2 million or 10.7% increase over 2001 noninterest expense, influenced by the Corporation's larger operating base with the February 28, 2002, acquisition of Signal. Adjusting for goodwill amortization, which ceased on January 1, 2002, as a result of adopting SFAS 142 and SFAS 147, noninterest expense was up $42.7 million or 12.9%. Larger increases were in mortgage servicing rights expense, loan expense, and in personnel and occupancy costs, given a larger employee base and broader branch network as the Corporation assimilated Signal's businesses and operations. During the second quarter of 2002, the Corporation completed its integration of Signal's banking subsidiaries with Associated Bank Minnesota, to operate under a single national charter named Associated Bank Minnesota, National Association.

TABLE 7: Noninterest Expense
                                                                              % Change
                                                                             From Prior
                                            Years Ended December 31,            Year
                                       ---------------------------------------------------
                                          2002       2001       2000        2002     2001
                                       ---------------------------------------------------
                                                          ($ in Thousands)
Personnel expense                      $192,918   $171,362   $157,007      12.6%      9.1%
Occupancy                                26,049     23,947     23,258       8.8       3.0
Equipment                                14,835     14,426     15,272       2.8      (5.5)
Data processing                          21,024     19,596     22,375       7.3     (12.4)
Business development and advertising     13,812     13,071     13,359       5.7      (2.2)
Stationery and supplies                   7,044      6,921      7,961       1.8     (13.1)
FDIC expense                              1,533      1,661      1,818      (7.7)     (8.6)
Mortgage servicing rights expense        30,473     19,987      9,406      52.5     112.5
Core deposit intangible amortization      2,283      1,867      2,345      22.3     (20.4)
Loan expense                             14,555     11,176      8,447      30.2      32.3
Legal and professional fees               6,075      4,394      7,595      38.3     (42.1)
Other                                    43,948     43,450     42,333       1.1       2.6
                                       ---------------------------------------------------
     Subtotal                          $374,549   $331,858   $311,176      12.9%      6.6%
Goodwill amortization                       ---      6,511      6,560    (100.0)     (0.7)
                                       ---------------------------------------------------
   Total noninterest expense           $374,549   $338,369   $317,736      10.7%      6.5%
                                       ===================================================

Personnel expense (including salary-related expenses and fringe benefit expenses) increased $21.6 million or 12.6% over 2001, and represented 51.5% of total noninterest expense in 2002 compared to 50.6% in 2001 (or 51.6% using noninterest expense excluding goodwill amortization). Average full-time equivalent employees were 4,072 for 2002 (with Signal adding approximately 350 at the time of acquisition or approximately 250 on average for the year), compared to 3,849 for 2001. Total salary-related expenses increased $16.6 million or 12.5% in 2002, primarily a function of higher base salaries and incentive compensation given the overall increase in full-time equivalent employees, and merit increases between years. Fringe benefits increased $5.0 million or 12.9% in 2002, attributable also to the larger employee base and to the increased cost of premium based benefits (up 11.9%), and other fringe benefit expenses commensurate with the salary-related expense increase.

Occupancy expense increased 8.8% to support the larger branch network attributable mostly to the Signal acquisition, while equipment expense was minimally changed from last year, up 2.8%. Data processing costs increased to $21.0 million, up $1.4 million or 7.3% over last year, due to Internet banking enhancements, processing for a larger base operation, and for the conversion of Signal to the Corporation's common operating platforms in the second quarter of 2002. Business development and advertising increased to $13.8 million for 2002, up $0.7 million or 5.7% compared to 2001, primarily supporting the new business production of the year and the newer markets acquired. Stationery and supplies were relatively unchanged from last year, up 1.8%. FDIC expense was down $0.1 million, primarily a function of lower average insurance rates paid.

Mortgage servicing rights expense includes both the amortization of the mortgage servicing rights asset and increases or decreases to the valuation allowance associated with the mortgage servicing rights asset. Mortgage servicing rights expense increased by $10.5 million between 2002 and 2001, including a $3.6 million increase in the amortization of the mortgage servicing rights asset and a $6.9 million larger addition to the valuation allowance between years. While the strong mortgage refinance activity benefited mortgage banking income, it increased the prepayment speeds of the Corporation's mortgage portfolio serviced for others, a key factor behind the valuation of mortgage servicing rights. See Note 1, "Summary of Significant Accounting Policies," of the notes to consolidated financial statements for the Corporation's accounting policy for mortgage servicing rights and section "Critical Accounting Policies." A valuation allowance is established to the extent the carrying value of the mortgage servicing rights exceeds the estimated fair value. Net income could be affected if management's estimate of the prepayment speeds or other factors differ materially from actual prepayments. Mortgage servicing rights, included in other intangible assets on the consolidated balance sheet, were $32.3 million, net of a $28.4 million valuation allowance at December 31, 2002 (see Note 6, "Goodwill and Other Intangible Assets," of the notes to consolidated financial statements).

Core deposit intangible amortization increased to $2.3 million, primarily due to additional core deposit intangibles resulting from the Signal acquisition. Loan expense was $14.6 million, up $3.4 million from 2001, due to increased costs related to higher production of all loan types, primarily higher merchant interchange costs and mortgage loan expenses. Legal and professional fees were up $1.7 million over 2001 with most categories showing increases, including legal costs related to loan production and loan quality, technology consulting, and examinations. Goodwill amortization expense decreased $6.5 million due to the adoption of SFAS 142 and SFAS 147, which ceased the amortization of goodwill effective January 1, 2002. See Note 1, "Summary of Significant Accounting Policies," Note 2, "Business Combination," and Note 6, "Goodwill and Other Intangible Assets," of the notes to consolidated financial statements.

Income Taxes

Income tax expense for 2002 was $85.6 million, up $14.1 million from 2001 income tax expense of $71.5 million. The Corporation's effective tax rate (income tax expense divided by income before taxes) was 28.9% in 2002 compared to 28.5% in 2001. The increase was primarily attributable to the increase in net income before tax.

See Note 1, "Summary of Significant Accounting Policies," of the notes to consolidated financial statements for the Corporation's income tax accounting policy and section "Critical Accounting Policies." Income tax expense recorded in the consolidated income statement involves interpretation and application of certain accounting pronouncements and federal and state tax codes, and is therefore, considered a critical accounting policy. The Corporation undergoes examination by various taxing authorities. Such taxing authorities may require that changes in the amount of tax expense or valuation allowance be recognized when their interpretations differ from those of management, based on their judgments about information available to them at the time of their examinations. See Note 14, "Income Taxes," of the notes to consolidated financial statements for more information.

BALANCE SHEET ANALYSIS

Loans

Total loans were $10.3 billion at December 31, 2002, an increase of $1.3 billion or 14.2% over December 31, 2001, largely attributable to the Signal acquisition, which added $760 million in loans at consummation date. Commercial loans were $6.3 billion, up $1.1 billion or 20.4%. Commercial loans grew to represent 61% of total loans at the end of 2002, up from 58% at year-end 2001. Home equity and other consumer loans combined grew $309 million or 24.3%, while residential mortgage loans decreased 3.7%, strongly influenced by lower interest rates and high refinance activity.

TABLE 8: Loan Composition
                                                                         As of December 31,
                                 -------------------------------------------------------------------------------------------------
                                           2002                2001               2000              1999                1998
                                 -------------------------------------------------------------------------------------------------
                                                % of                % of              % of                % of               % of
                                     Amount     Total    Amount     Total   Amount    Total    Amount    Total    Amount     Total
                                 -------------------------------------------------------------------------------------------------
                                                                          ($ in Thousands)
Commercial, financial, and
  agricultural                   $ 2,213,986     22%   $1,783,300    20%  $1,657,322   19%   $1,412,338   17%   $  962,208     13%
Real estate construction             910,581      9       797,734     9      660,732    7       560,450    7       461,157      7
Commercial real estate             3,128,826     30     2,630,964    29    2,287,946   26     1,903,633   23     1,384,524     19
Lease financing                       38,352     --        11,629    --       14,854   --        23,229   --        19,231     --
                                 -------------------------------------------------------------------------------------------------
  Commercial                       6,291,745     61     5,223,627    58    4,620,854   52     3,899,650   47     2,827,120     39
Residential mortgage               2,430,746     24     2,524,199    28    3,158,721   35     3,274,767   39     3,362,885     46
Home equity                          864,631      8       609,254     7      508,979    6       408,577    5       331,861      5
                                 -------------------------------------------------------------------------------------------------
  Residential real estate          3,295,377     32     3,133,453    35    3,667,700   41     3,683,344   44     3,694,746     51
Consumer                             716,103      7       662,784     7      624,825    7       760,106    9       750,831     10
                                 -------------------------------------------------------------------------------------------------
Total loans                      $10,303,225    100%   $9,019,864   100%  $8,913,379  100%   $8,343,100  100%   $7,272,697    100%
                                 =================================================================================================

Commercial, financial, and agricultural loans were $2.2 billion at the end of 2002, up $431 million or 24.2% since year-end 2001, and comprised 22% of total loans outstanding, up from 20% at the end of 2001. The commercial, financial, and agricultural loan classification primarily consists of commercial loans to middle market companies and small businesses. Loans of this type are in a diverse range of industries. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower's operations. Within the commercial, financial, and agricultural classification, loans to finance agricultural production totaled only 0.3% of total loans at December 31, 2002, compared to 0.2% at December 31, 2001.

Real estate construction loans grew $113 million or 14.1% to $911 million, representing 9% of the total loan portfolio at the end of 2002, compared to $798 million or 9% at the end of 2001. Loans in this classification are primarily short-term interim loans that provide financing for the acquisition or development of commercial real estate, such as multifamily or other commercial development projects. Real estate construction loans are made to developers and project managers who are well known to the Corporation, have prior successful project experience, and are well capitalized. Projects undertaken by these developers are carefully reviewed by the Corporation to ensure that they are economically viable. Loans of this type are primarily made to customers based in the Corporation's tri-state market in which the Corporation has a thorough knowledge of the local market economy. The credit risk associated with real estate construction loans is generally confined to specific geographic areas, but is also influenced by general economic conditions. The Corporation controls the credit risk on these types of loans by making loans in familiar markets to developers, underwriting the loans to meet the requirements of institutional investors in the secondary market, reviewing the merits of individual projects, controlling loan structure, and monitoring project progress and construction advances.

Commercial real estate includes loans secured by farmland, multifamily properties, and nonfarm/nonresidential real estate properties. Commercial real estate totaled $3.1 billion at December 31, 2002, up $498 million or 18.9% over last year and comprised 30% of total loans outstanding versus 29% at year-end 2001. Commercial real estate loans involve borrower characteristics similar to those discussed above for commercial loans and real estate-construction projects. Loans of this type are mainly for business and industrial properties, multifamily properties, and community purpose properties. Loans are primarily made to customers based in Wisconsin, Illinois, and Minnesota. Credit risk is managed in a similar manner to commercial loans and real estate construction by employing sound underwriting guidelines, lending to borrowers in local markets and businesses, and formally reviewing the borrower's financial soundness and relationship on an ongoing basis. In many cases the Corporation will take additional real estate collateral to further secure the overall lending relationship.

Residential real estate loans totaled $3.3 billion at the end of 2002, up $162 million or 5.2% from the prior year and comprised 32% of total loans outstanding versus 35% at year-end 2001. Loans in this classification include residential mortgage (which consists of conventional home mortgages and second mortgages) and home equity lines. Residential mortgage loans generally limit the maximum loan to 80% of collateral value. Residential mortgage loans were $2.4 billion at December 31, 2002, down $93 million or 3.7% compared to last year, principally due to high refinance activity prompted by lower interest rates and the subsequent sale of newer, fixed-rate loan production into the secondary market. Home equity lines grew by $255 million, or 41.9%, to $865 million in 2002, an attractive product to consumers given the lower rate environment in 2002.

Consumer loans to individuals totaled $716 million at December 31, 2002, up $53 million or 8.0% compared to 2001, representing 7% of the year-end loan portfolio. Consumer loans include short-term installment loans, direct and indirect automobile loans, recreational vehicle loans, credit card loans (which are primarily business-oriented), student loans, and other personal loans. Individual borrowers may be required to provide related collateral or a satisfactory endorsement or guaranty from another person, depending on the specific type of loan and the creditworthiness of the borrower. Credit risk for these types of loans is generally greatly influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers as well as taking appropriate collateral and guaranty positions on such loans.

Factors that are critical to managing overall credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, early identification of potential problems, an adequate allowance for loan losses, and sound nonaccrual and charge off policies.

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

The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within our primary three-state area. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2002, no significant concentrations existed in the Corporation's portfolio in excess of 10% of total loans.

TABLE 9: Loan Maturity Distribution and Interest Rate Sensitivity (1)

                                                                  Maturity (2)
                                        -----------------------------------------------------------
December 31, 2002                       Within 1 Year     1-5 Years    After 5 Years     Total
                                        -----------------------------------------------------------
                                                                 ($inThousands)
Commercial, financial, and
  agricultural                            $1,761,903       $379,258       $72,825       $2,213,986
Real estate construction                     748,742        114,368        47,471          910,581
                                        -----------------------------------------------------------
Total                                     $2,510,645       $493,626      $120,296       $3,124,567
                                        ===========================================================
Fixed rate                                $  612,802       $439,117      $120,251       $1,172,170
Floating or adjustable rate                1,897,843         54,509            45        1,952,397
                                        -----------------------------------------------------------
Total                                     $2,510,645       $493,626      $120,296       $3,124,567
                                        ===========================================================
Percent                                           80%            16%            4%             100%

(1)  Based upon scheduled principal repayments.
(2) Demand loans, past due loans, and overdrafts are reported in the "Within 1 Year" category.

Allowance for Loan Losses

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

The allowance for loan losses represents management's estimate of an amount adequate to provide for probable credit losses in the loan portfolio at the balance sheet date. Management's evaluation of the adequacy of the allowance for loan losses is based on management's ongoing review and grading of the loan portfolio, consideration of past loan loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, existing economic conditions, the fair value of underlying collateral, and other factors which could affect probable credit losses. Assessing these numerous factors involves significant judgment. Management considers the allowance for loan losses a critical accounting policy (see section "Critical Accounting Policies"). See management's allowance for loan losses accounting policy in Note 1, "Summary of Significant Accounting Policies," of the notes to consolidated financial statements and Note 5, "Loans," of the notes to consolidated financial statements for certain additional allowance for loan losses disclosures.

At December 31, 2002, the allowance for loan losses was $162.5 million, compared to $128.2 million at December 31, 2001. The $34.3 million increase was the net result of a $50.7 million provision for loan losses and $12.0 million acquired with the Signal acquisition offset by $28.3 million of net charge offs. The provision for loan losses in 2002 was $50.7 million. In comparison, the provision for loan losses for 2001 was $28.2 million and $20.2 million in 2000. The provision for loan losses is predominantly a function of the result of the methodology and other qualitative and quantitative factors used to determine the allowance for loan losses. As of December 31, 2002, the allowance for loan losses to total loans was 1.58% and covered 164% of nonperforming loans, compared to 1.42% and 246%, respectively, at December 31, 2001. Tables 10 and 11 provide additional information regarding activity in the allowance for loan losses, and Table 12 provides additional information regarding nonperforming loans.

Net charge offs were $28.3 million or 0.28% of average loans for 2002, compared to $20.2 million or 0.22% of average loans for 2001, and were $9.0 million or 0.10% of average loans for 2000 (see Table 10). The $8.1 million increase in net charge offs for 2002 compared to 2001 was primarily due to $5.0 million higher net charge offs of commercial portfolio loans. Particularly, charge offs of commercial, financial, and agricultural loans were $15.0 million, up $3.7 million over 2001, and charge offs of commercial real estate loans were $6.1 million, up $2.5 million, as shown in Table 10. During 2002, several commercial credits were charged off, accountable for approximately $13.0 million of the 2002 commercial charge offs. During 2001, the charge off of a few commercial credits accounted for approximately $10.7 million of 2001 commercial charge offs. Loans charged off are subject to continuous review, and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses.

TABLE 10: Loan Loss Experience
                                                                      Years Ended December 31,
                                                      ------------------------------------------------------
                                                        2002        2001       2000       1999       1998
                                                      ------------------------------------------------------
                                                                          ($ in Thousands)
Allowance for loan losses, at beginning of year       $128,204    $120,232   $113,196   $ 99,677    $92,731
Balance related to acquisitions                         11,985         ---        ---      8,016      3,636
Decrease from sale of credit card receivables              ---         ---     (4,216)       ---        ---
Provision for loan losses                               50,699      28,210     20,206     19,243     14,740
Loans charged off:
   Commercial real estate                                6,124       3,578        795        927          *
    Residential real estate                              3,292       1,262      2,923      2,545          *
                                                      ------------------------------------------------------
        Real estate - mortgage                           9,416       4,840      3,718      3,472      3,256
   Commercial, financial, and agricultural              14,994      11,268      1,679      2,222      3,533
   Real estate construction                              1,402       1,631         38        ---        202
   Consumer                                              6,099       4,822      5,717     10,925      9,839
   Lease financing                                         268          78          3          2        209
                                                      ------------------------------------------------------
         Total loans charged off                        32,179      22,639     11,155     16,621     17,039
Recoveries of loans previously charged off:
   Commercial real estate                                  787         242        153        364          *
    Residential real estate                                141         192        297        291          *
                                                      ------------------------------------------------------
        Real estate - mortgage                             928         434        450        655      1,582
   Commercial, financial, and agricultural               1,608       1,013        772        726      2,384
   Real estate construction                                  3         ---        ---          1        ---
   Consumer                                              1,219         954        979      1,464      1,641
   Lease financing                                          74         ---        ---         35          2
                                                      ------------------------------------------------------
        Total recoveries                                 3,832       2,401      2,201      2,881      5,609
                                                      ------------------------------------------------------
Net loans charged off                                   28,347      20,238      8,954     13,740     11,430
                                                      ------------------------------------------------------
Allowance for loan losses, at end of year             $162,541    $128,204   $120,232   $113,196    $99,677
                                                      ======================================================
Ratio of  allowance  for loan losses to net
  charge offs                                              5.7         6.3       13.4        8.2        8.7
Ratio of net charge offs to average loans                 0.28%       0.22%      0.10%      0.18%      0.16%
Ratio of allowance  for loan losses to total loans
  at end of year                                          1.58%       1.42%      1.35%      1.36%      1.37%
                                                      =========== =========== ========== ========== ==========

* The additional breakdown between commercial and residential real estate was not available.

TABLE 11: Allocation of the Allowance for Loan Losses

                                                                            As of December 31,
                                       ------------------------------------------------------------------------------------------
                                                  % of              % of               % of               % of             % of
                                          2002     Total    2001     Total     2000     Total     1999     Total    1998    Total
                                       ------------------------------------------------------------------------------------------
                                                                            ($ in Thousands)
Commercial real estate                 $ 57,010     35%   $47,810     37%    $25,925     22%          *      *         *       *
Residential real estate                  17,778     11     14,084     11      25,236     21           *      *         *       *
                                       ------------------------------------------------------------------------------------------
    Real estate - mortgage               74,788     46     61,894     48      51,161     43     $50,267     45%  $40,216     40%
Commercial, financial, and
  agricultural                           64,965     40     44,071     34      45,571     38      31,648     28    25,385      26
Real estate construction                  9,106      6      7,977      6       6,531      5       5,605      5     3,369       4
Consumer                                  4,613      3      5,683      5       6,194      5      14,904     13    16,924      17
Lease financing                             230    ---        327    ---         149    ---         184    ---       426     ---
Unallocated                               8,839      5      8,252      7      10,626      9      10,588      9    13,357      13
                                       ------------------------------------------------------------------------------------------
   Total allowance for loan losses     $162,541    100%  $128,204    100%   $120,232    100%   $113,196    100%  $99,677     100%
                                       ==========================================================================================

* The additional breakdown between commercial and residential real estate was not available.

The change in the allowance for loan losses is a function of a number of factors, including but not limited to changes in the loan portfolio (see Table
8), net charge offs (see Table 10), and nonperforming loans (see Table 12). First, total loan growth from year-end 2001 to 2002 was $1.3 billion or 14.2%. The acquisition of Signal included $12.0 million of allowance for loan losses on $760 million of loans. Loan growth during 2002 was strongest in the commercial loan portfolio (defined as commercial real estate; commercial, financial, and agricultural loans; real estate construction loans; and lease financing), which grew to represent 61% of total loans at year-end 2002 compared to 58% last year-end. This segment of the loan portfolio carries greater inherent credit risk (described under section "Loans"). Net charge offs for 2002 increased to $28.3 million, with $5.0 million of the total $8.1 million increase in commercial loan charge offs. Finally, nonperforming loans to total loans grew to 0.96% for 2002 compared to 0.58% last year.

The allocation of the Corporation's allowance for loan losses for the last five years is shown in Table 11. The allocation methodology applied by the Corporation, designed to assess the adequacy of the allowance for loan losses, focuses on changes in the size and character of the loan portfolio, changes in levels of impaired and other nonperforming loans, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, and historical losses on each portfolio category. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the portfolio. Management continues to target and maintain the allowance for loan losses equal to the allocation methodology plus an unallocated portion, as determined by economic conditions and other qualitative and quantitative factors affecting the Corporation's borrowers. Management allocates the allowance for loan losses for credit losses by pools of risk. The commercial loan (commercial, financial, and agricultural; real estate construction; commercial real estate; and lease financing) allocations are based on a quarterly review of individual loans, loan types, and industries. The retail loan (residential mortgage, home equity, and consumer) allocation is based on analysis of historical delinquency and charge off statistics and trends. Minimum loss factors used by the Corporation for criticized loan categories are consistent with regulatory agency factors. Loss factors for non-criticized loan categories are based primarily on loan type, historical loan loss experience, and industry statistics. The mechanism used to address differences between estimated and actual loan loss experience includes review of recent nonperforming loan trends, underwriting trends, external factors, and management's judgment relating to current assumptions.

The allocation methods used for December 31, 2002 and 2001 were comparable. Factors used for criticized loans (defined as specific loans warranting either specific allocation or a criticized status of watch, special mention, substandard, doubtful or loss), as well as for non-criticized loan categories, were unchanged between the years. At both December 31, 2002 and 2001, current economic conditions carried various uncertainties requiring management's judgment as to the possible impact on the business results of numerous individual borrowers and certain industries. Additionally, the pace at which the financial results of a borrower's company can take a downturn from challenging and varied economic conditions continued to be a factor for both years. Thus, at year-end 2002, 55% of the allowance (compared to 48% at year-end 2001) was allocated to criticized loans, including $10 million of allowance identified for a $21 million commercial manufacturing credit for which management has doubts concerning the future collectibility of the loan given current economic conditions. While the payments for this credit have been current during 2002, the credit was added to nonaccrual loans during second quarter 2002. The primary shift in the allowance allocation was the amount allocated to commercial, financial, and agricultural loans at year-end 2002 which was $65.0 million, representing 40% (compared to 34% at year-end 2001) of the allowance for loan losses. A greater amount of these loans are in criticized categories (22% versus 18% at year-end 2001); charge offs of this loan type have increased (to $15.0 million for 2002, up 33%) between the years; these loans represent 49% of nonperforming loans (compared to 24% last year-end); and commercial, financial, and agricultural loans grew to represent 22% of total loans at December 31, 2002 (compared to 20% at year-end 2001). As noted under the section "Loans," the credit risk of this loan category is largely influenced by the impact on borrowers of general economic conditions, which have been noted to be challenging and uncertain. The allowance allocated to commercial real estate was 35% at year-end 2002, down from 37% at year-end 2001. In 2001 for this category, a greater amount of these loans were in criticized loan categories, which materialized into greater charge offs during 2002 (see Table
10). While commercial real estate loans grew 18.9% since year-end 2001, they represented 30% of total loans at December 31, 2002, relatively unchanged from 29% last year.

For December 31, 2001 and 2000, the allocation methods were also generally comparable. However, certain economic indicators were less favorable at year-end 2001 versus 2000, such as the greater uncertainty of current economic conditions, the terrorist attacks in September 2001, and the increased pace of financial downturn for various businesses. Therefore, the allocations for criticized loans in substandard and watch categories were increased at year-end 2001 compared to 2000. The amount allocated to commercial, financial, and agricultural loans in 2001 was $44.1 million, representing 34% of the allowance for loan losses, compared to 38% last year. In 2000 for this category, a greater amount of these loans were in criticized loan categories and for which specific allocations were made. Thus, as anticipated, Table 10 evidences that this category incurred the largest amount of 2001 charge-offs. Finally, commercial, financial, and agricultural loans represented 24% of nonperforming loans compared to 29% last year. For 2001, the amount allocated for commercial real estate increased to $47.8 million, representing 37% of the allowance for loan losses compared to 22% last year. The increase was a function of changes in the commercial real estate loan category, including increased loan balances, growing 15.0% to represent 29% of total loans versus 26% at year-end 2000, and increased net charge off activity of $3.3 million for 2001, versus last year of $0.6 million.

Management carefully considers numerous detailed and general factors, its assumptions, and the likelihood of materially different conditions that could alter its assumptions. Consolidated net income could be affected if management's estimate of the allowance for loan losses are materially different, requiring additional provision for loan losses to be recorded. Management believes the allowance for loan losses to be adequate at December 31, 2002. While management uses available information to recognize losses on loans, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions and the impact of such change on the Corporation's borrowers. As an integral part of their examination process, various regulatory agencies also review the allowance for loan losses. Such agencies may require that certain loan balances be charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. Management expects improvement in credit quality should the economy improve in 2003.

Nonperforming Loans, Potential Problem Loans, and Other Real Estate Owned

Management is committed to an aggressive nonaccrual and problem loan identification philosophy. This philosophy is implemented through the ongoing monitoring and review of all pools of risk in the loan portfolio to ensure that problem loans are identified quickly and the risk of loss is minimized.

Nonperforming loans are defined as nonaccrual loans, loans 90 days or more past due but still accruing, and restructured loans. The Corporation specifically excludes from its definition of nonperforming loans student loan balances that are 90 days or more past due and still accruing and that have contractual government guarantees as to collection of principal and interest. Such past due student loans were approximately $20.2 million and $21.0 million at December 31, 2002 and 2001, respectively.

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

Loans past due 90 days or more but still accruing interest are also included in nonperforming loans. Loans past due 90 days or more but still accruing are classified as such where the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection. Also included in nonperforming loans are "restructured" loans. Restructured loans involve the granting of some concession to the borrower involving the modification of terms of the loan, such as changes in payment schedule or interest rate.

TABLE 12: Nonperforming Loans and Other Real Estate Owned

                                                                          December 31,
                                                    --------------------------------------------------------
                                                       2002        2001       2000        1999        1998
                                                    --------------------------------------------------------
                                                                        ($ in Thousands)
Nonaccrual loans                                    $ 94,132     $48,238    $41,045     $32,076     $48,150
Accruing loans past due 90 days or more                3,912       3,649      6,492       4,690       5,252
Restructured loans                                     1,258         238        159         148         485
                                                    --------------------------------------------------------
   Total nonperforming loans                        $ 99,302     $52,125    $47,696     $36,914     $53,887
Other real estate owned                               11,448       2,717      4,032       3,740       6,025
                                                    --------------------------------------------------------
   Total nonperforming assets                       $110,750     $54,842    $51,728     $40,654     $59,912
                                                    ========================================================
Ratios at year end:
Nonperforming loans to total loans                      0.96%       0.58%      0.54%       0.44%       0.74%
Nonperforming assets to total assets                    0.74%       0.40%      0.39%       0.32%       0.53%
Allowance for loan losses to nonperforming loans         164%        246%       252%        307%        185%
                                                    ========================================================

Nonperforming loans at December 31, 2002, were $99.3 million (with Signal adding approximately $9 million at acquisition), compared to $52.1 million at December 31, 2001, and $47.7 million at year-end 2000. The ratio of nonperforming loans to total loans at the end of 2002 was 0.96%, as compared to 0.58% and 0.54% at December 31, 2001 and 2000, respectively. Nonaccrual loans accounted for the majority of the increase in nonperforming loans since year-end 2001. Nonaccrual loans increased $45.9 million, restructured loans increased $1.0 million, and accruing loans past due 90 days or more increased $0.3 million. Commercial nonaccrual loans (representing approximately 77% of nonaccrual loans at year-end 2002 versus 65% at year-end 2001) increased $41.3 million. The increase in commercial nonaccrual loans from year-end 2001 to year-end 2002 is predominantly attributable to the addition of one commercial manufacturing credit (totaling $21 million) for which payments are current; however, the Corporation has doubts concerning the future collectibility of the loan given the current economic conditions and has set aside $10 million of the allowance for loan losses for this credit. The remaining rise in nonaccrual loans is primarily attributable to the commercial loan portfolio and is not concentrated within the same industry. The Corporation's allowance for loan losses to nonperforming loans was 164% at year-end 2002, down from 246% at year-end 2001 and 252% at year-end 2000.
Other real estate owned increased to $11.4 million at December 31, 2002, compared to $2.7 million and $4.0 million at year-end 2001 and 2000, respectively, predominantly due to the addition of an $8.0 million commercial real estate property during 2002. Net gains on sales of other real estate owned were $53,000, $643,000, and $116,000 for 2002, 2001, and 2000, respectively.
Management actively seeks to ensure properties held are monitored to minimize the Corporation's risk of loss.

The following table shows, for those loans accounted for on a nonaccrual basis and restructured loans for the years ended as indicated, the gross interest that would have been recorded if the loans had been current in accordance with their original terms and the amount of interest income that was included in interest income for the period.

TABLE 13: Foregone Loan Interest

                                                  Years Ended December 31,
                                         -------------------------------------
                                           2002           2001          2000
                                         -------------------------------------
                                                    ($ in Thousands)

Interest  income  in  accordance
 with  original terms                    $ 6,866       $ 4,840        $ 3,951
Interest income recognized                (4,313)       (2,694)        (2,609)
                                         -------------------------------------
Reduction in interest income             $ 2,553       $ 2,146        $ 1,342
                                         =====================================

Potential problem loans are loans where there are doubts as to the ability of the borrower to comply with present repayment terms. The decision of management to place loans in this category does not necessarily indicate that the Corporation expects losses to occur, but that management recognizes that a higher degree of risk is associated with these performing loans. At December 31, 2002, potential problem loans totaled $211.9 million, compared to $177.8 million at December 31, 2001. The loans that have been reported as potential problem loans are not concentrated in a particular industry, but rather cover a diverse range of businesses. Management does not presently expect significant losses from credits in the potential problem loan category.

Investment Securities Portfolio

The investment securities portfolio is intended to provide the Corporation with adequate liquidity, flexibility in asset/liability management, a source of stable income, and is structured with minimum credit exposure to the Corporation. Investment securities classified as available for sale are carried at fair market value in the consolidated balance sheet while investment securities classified as held to maturity are carried at amortized cost. At December 31, 2002, the total carrying value of investment securities represented 22% of total assets, compared to 23% at year-end 2001. On average, the investment portfolio represented 25% and 26% of average earning assets for 2002 and 2001, respectively.

The classification of securities as held to maturity or available for sale is determined at the time of purchase. The Corporation classifies most investment purchases as available for sale. This is consistent with the Corporation's investment philosophy of maintaining flexibility to manage the investment portfolio, particularly in light of asset/liability management strategies, including possible securities sales in response to changes in interest rates or prepayment risk, the need to manage regulatory capital, and other factors. SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which was adopted by the Corporation as required on January 1, 2001, provided for the option, upon adoption, to change the classification of investments held. Thus, on January 1, 2001, the Corporation reclassified all its held to maturity securities to available for sale securities. The amortized cost and fair value of the securities transferred were $369 million and $373 million, respectively. SFAS 133 is more fully described under Note 1, "Summary of Significant Accounting Policies," and Note 16, "Derivative and Hedging Activities," of the notes to consolidated financial statements.

TABLE 14: Investment Securities Portfolio
                                                          At December 31,
                                              --------------------------------------
                                                  2002          2001          2000
                                              --------------------------------------
                                                         ($ in Thousands)
Investment Securities Held to Maturity:
Federal agency securities                     $      ---    $      ---   $   25,055
Obligations of states and political
  subdivisions                                       ---           ---      110,182
Mortgage-related securities                          ---           ---      182,299
Other securities (debt)                              ---           ---       51,022
                                              --------------------------------------
  Total amortized cost and carrying value     $      ---    $      ---   $  368,558
                                              ======================================

  Total fair value                            $      ---    $      ---   $  372,873
                                              ======================================
Investment Securities Available for Sale:
U.S. Treasury securities                      $   44,967    $   15,071   $   23,847
Federal agency securities                        222,787       196,175      341,929
Obligations of state and political
  subdivisions                                   851,710       847,887      756,914
Mortgage-related securities                    1,672,542     1,642,851    1,425,290
Other securities (debt and equity)               440,126       414,399      319,129
                                              --------------------------------------
  Total amortized cost                        $3,232,132    $3,116,383   $2,867,109
                                              ======================================
  Total fair value and carrying value         $3,362,669    $3,197,021   $2,891,647
                                              ======================================
Total Investment Securities:
  Total amortized cost                        $3,232,132    $3,116,383   $3,235,667
  Total fair value                             3,362,669     3,197,021    3,264,520
  Total carrying value                         3,362,669     3,197,021    3,260,205
                                              ======================================

At December 31, 2002 and 2001, mortgage-related securities (which include predominantly mortgage-backed securities and collateralized mortgage obligations) represented 50.7% and 52.4%, respectively, of total investment securities based on carrying value. The fair value of mortgage-related securities are subject to inherent risks based upon the future performance of the underlying collateral (i.e. mortgage loans) for these securities, such as prepayment risk and interest rate changes.

At December 31, 2002, the Corporation's securities portfolio did not contain securities, other than U.S. Treasury and federal agencies, of any single issuer that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 10% of stockholders' equity or approximately $127 million (stockholders' equity was $1.3 billion at December 31, 2002).

During 2002, a collateralized mortgage obligation (included in mortgage-related securities) was determined to have an other than temporary impairment that resulted in a $0.8 million write-down on the security.

TABLE 15: Investment Securities Portfolio Maturity Distribution (1) - At December 31, 2002

                             Investment Securities Available for Sale - Maturity Distribution and Weighted Average Yield
                 -------------------------------------------------------------------------------------------------------------------
                                  After one but                                       Mortgage-related                      Total
                                  within five   After five but        After ten          and equity           Total         Fair
                  Within one year    years      within ten years        years            securities       Amortized Cost    Value
                 -------------------------------------------------------------------------------------------------------------------
                  Amount  Yield   Amount  Yield    Amount   Yield   Amount  Yield      Amount   Yield     Amount   Yield    Amount
                 -------------------------------------------------------------------------------------------------------------------
                                                                   ($ in Thousands)

U. S. Treasury
  securities     $ 19,230  3.06%  $ 25,737  3.34%  $    ---  ---    $    ---   ---  $      ---   ---  $   44,967  3.22%  $   45,882
Federal agency
  securities       68,717  5.39%   154,020  5.41%        50  5.91%       ---   ---         ---   ---     222,787  5.40%     233,930
Obligations of
  states and
  political
  subdivisions
  (2)              29,114  6.87%   211,212  6.96%   334,796  6.98%   276,588  8.17%        ---   ---     851,710  7.37%     904,023
Other debt
  securities       97,584  2.07%   175,624  6.23%    10,296  6.19%    10,000  3.01%        ---   ---     293,504  4.74%     306,615
Mortgage-related
  securities          ---    ---       ---    ---       ---   ---        ---  ---    1,672,542  5.19%  1,672,542  5.19%   1,705,236
Equity securities     ---    ---       ---    ---       ---   ---        ---  ---      146,622  5.34%    146,622  5.34%     166,983
                 -------------------------------------------------------------------------------------------------------------------
Total amortized
  cost           $214,645  4.19%  $566,593  6.16%  $345,142  6.51%  $286,588  7.99% $1,819,164  5.20% $3,232,132  5.72%  $3,362,669
                 ===================================================================================================================
Total fair value $218,272         $601,608         $363,823         $306,747        $1,872,219                           $3,362,669
                 ===================================================================================================================

(1) Expected maturities will differ from contractual maturities, as borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

(2) Yields on tax-exempt securities are computed on a taxable equivalent basis using a tax rate of 35% and have not been adjusted for certain disallowed interest deductions.

Deposits

Deposits are the Corporation's largest source of funds. Competition is especially strong for deposits, with the Corporation competing with other bank and nonbank institutions, as well as with investment alternatives such as money market or other mutual funds and brokerage houses. The Corporation's nonbrokered deposit growth has been impacted by competitive factors, as well as other investment opportunities available to customers. During both 2002 and 2001, the Corporation has particularly marketed its transaction accounts (business demand deposits, interest-bearing demand deposits, and money market accounts), which offer competitive, market-indexed rates and greater customer flexibility.

At December 31, 2002, deposits were $9.1 billion, up $512 million or 5.9% over last year, including $785 million added with the Signal acquisition. Certain period-end deposit information is detailed in Note 8, "Deposits," of the notes to consolidated financial statements, including a maturity distribution of all time deposits at December 31, 2002. A maturity distribution of certificates of deposits and other time deposits of $100,000 or more at December 31, 2002 is shown in Table 17. Table 16 summarizes the distribution of average deposit balances.

The mix of deposits changed during 2002 as customers reacted to low and uncertain interest rates and poor stock market performance. At December 31, 2002, noninterest-bearing demand deposits were 19% of deposits, compared to 17% at year-end 2001. Interest-bearing transaction accounts (savings, interest-bearing demand, and money market deposits) grew to 45% of deposits versus 41% at the end of 2001. Given the lower interest rate environment and scheduled maturities, total time deposits declined to 36% of deposits at year-end 2002 compared to 42% last year.

On average, deposits were $8.9 billion for 2002, up $331 million or 3.9% over the average for 2001. Average nonbrokered deposits for 2002 were $8.6 billion, up $472 million or 5.8% compared to last year. As discussed in sections, "Net Interest Income," and "Other Funding Sources," average earning asset growth outpaced deposit growth, increasing the Corporation's use of wholesale funding.

TABLE 16: Average Deposits Distribution
                                                2002                      2001                      2000
                                      -------------------------------------------------------------------------------
                                        Amount       % of Total     Amount      % of Total     Amount     % of Total
                                      -------------------------------------------------------------------------------
                                                                           ($ in Thousands)
Noninterest-bearing demand deposits   $1,498,106         17%      $1,166,495        14%      $1,086,582        12%
Interest-bearing demand deposits       1,118,546         12          799,451         9          803,779         9
Savings deposits                         891,105         10          839,417        10          956,177        11
Money market deposits                  1,876,988         21        1,722,242        20        1,407,502        15
Brokered certificates of deposit         264,023          3          404,686         5          840,518         9
Other time deposits                    3,263,766         37        3,648,942        42        4,008,382        44
                                      -------------------------------------------------------------------------------
Total deposits                        $8,912,534        100%      $8,581,233       100%      $9,102,940       100%
                                      ===============================================================================
Nonbrokered deposits                  $8,648,511         97%      $8,176,547        95%      $8,262,422        91%
                                      ===============================================================================

TABLE 17: Maturity Distribution-Certificates of Deposit and Other Time Deposits of $100,000 or More

                                                December 31, 2002
                                   --------------------------------------------
                                   Certificates of Deposit  Other Time Deposits
                                   --------------------------------------------
                                                 ($ in Thousands)

Three months or less                       $327,591               $45,479
Over three months
  through six months                        115,980                 3,000
Over six months through
  twelve months                             135,639                   ---
Over twelve months                          208,261                20,000
                                    -------------------------------------------
Total                                      $787,471               $68,479
                                    ===========================================

Other Funding Sources

Other funding sources, including short-term borrowings, long-term debt, and company-obligated mandatorily redeemable preferred securities ("wholesale funds"), were $4.5 billion at December 31, 2002, up $0.7 billion from $3.7 billion at December 31, 2001. Short-term borrowings decreased $254 million, primarily in short-term Federal Home Loan Bank advances, as longer-term funding sources were utilized. Short-term borrowings are primarily comprised of Federal funds purchased; securities sold under agreements to repurchase; short-term Federal Home Loan Bank advances; notes payable to banks; treasury, tax, and loan notes; and commercial paper. The Federal Home Loan Bank advances included in short-term borrowings are those with original maturities of less than one year. The treasury, tax, and loan notes are demand notes representing secured borrowings from the U.S. Treasury, collateralized by qualifying securities and loans. The funds are placed with the subsidiary banks at the discretion of the U.S. Treasury and may be called at any time. See Note 9, "Short-term Borrowings," of the notes to consolidated financial statements for additional information on short-term borrowings, and Table 18 for specific disclosure required for major short-term borrowing categories. Long-term debt at December 31, 2002, was $1.9 billion, up from $1.1 billion at the end of last year, due to the issuance of $300 million of bank notes, $226 million of long-term repurchase agreements, and the use of long-term Federal Home Loan Bank advances. See Note 10, "Long-term Debt," of the notes to consolidated financial statements for additional information on long-term debt. Additionally, during the second quarter of 2002 the Corporation issued $175 million of company-obligated mandatorily redeemable preferred securities. See Note 11, "Company-Obligated Mandatorily Redeemable Preferred Securities," of the notes to consolidated financial statements for additional information on the preferred securities.

Wholesale funds on average were $4.0 billion for 2002, up $644 million or 19.3% over 2001. The reliance on wholesale funds increased during 2002 as mentioned under both sections "Net Interest Income" and "Deposits." The mix of wholesale funding shifted toward longer-term instruments, with average long-term funding representing 42.0% of wholesale funds compared to 17.2% last year, in response to certain asset/liability objectives and favorable interest rates. Within the short-term borrowing categories, average short-term Federal Home Loan Bank advances were down $575 million, while Federal funds purchased and securities sold under agreements to repurchase were up $219 million.

TABLE 18: Short-Term Borrowings

                                                             December 31,
                                                ---------------------------------------
                                                    2002          2001          2000
                                                ---------------------------------------
                                                            ($ in Thousands)
Federal funds purchased and securities
  sold under agreements to repurchase:
Balance end of year                             $2,240,286    $1,691,152    $1,691,796
Average amounts outstanding during year          2,058,163     1,839,336     1,724,291
Maximum month-end amounts outstanding            2,264,557     2,298,320     2,012,529
Average interest rates on amounts outstanding
  at end of year                                      1.49%         2.22%         6.59%
Average interest rates on amounts outstanding
  during year                                         2.05%         4.19%         6.25%
Federal Home Loan Bank advances:
Balance end of year                             $  100,000    $  300,000    $  750,000
Average amounts outstanding during year            147,945       722,466       541,909
Maximum month-end amounts outstanding              400,000       850,000     1,375,653
Average interest rates on amounts outstanding
  at end of year                                      1.66%         3.15%         6.42%
Average interest rates on amounts outstanding
  during year                                         1.91%         6.25%         6.39%

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

Strong capital ratios, credit quality, and core earnings are essential to retaining high credit ratings and, consequently, cost-effective access to the wholesale funding markets. A downgrade or loss in credit ratings could have an impact on the Corporation's ability to access wholesale funding at favorable interest rates. As a result, capital ratios, asset quality measurements, and profitability ratios are monitored on an ongoing basis as part of the liquidity management process.

TABLE 19: Credit Ratings at December 31, 2002

                                         Moody's      S&P       Fitch Ratings
                                         -------      ---       -------------
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

The parent company manages its liquidity position to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries, repurchase common stock, and satisfy other operating requirements. The parent company's primary funding sources to meet its liquidity requirements are dividends and service fees from subsidiaries, borrowings with major banks, commercial paper issuance, and proceeds from the issuance of equity. Dividends received in cash from subsidiaries totaled $172.0 million in 2002 and represent a primary funding source. At December 31, 2002, $176.4 million in dividends could be paid to the parent by its subsidiaries without obtaining prior regulatory approval, subject to the capital needs of the banks. As discussed in
Item 1, the subsidiary banks are subject to regulation and, among other things, may be limited in their ability to pay dividends or transfer funds to the parent company. Accordingly, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available for the payment of cash dividends to the Corporation's shareholders or for other cash needs.

In addition to subsidiary dividends, the parent company has multiple funding sources that could be used to increase liquidity and provide additional financial flexibility. These sources include a revolving credit facility, commercial paper, and two shelf registrations to issue debt and preferred securities or a combination thereof. The parent company has available a $100 million revolving credit facility with established lines of credit from nonaffiliated banks, of which $100 million was available at December 31, 2002. In addition, $200 million of commercial paper was available at December 31, 2002, under the parent company's commercial paper program.

In May 2002, the parent company filed a "shelf" registration statement under which the parent company may offer up to $300 million of trust preferred securities. In May 2002, the parent company issued $175 million of trust preferred securities, bearing a 7.625% fixed coupon rate. At December 31, 2002, $125 million was available under the trust preferred shelf. In May 2001, the parent company filed a "shelf" registration statement whereby the parent company may offer up to $500 million of any combination of the following securities, either separately or in units: debt securities, preferred stock, depositary shares, common stock, and warrants. In August 2001, the parent company obtained $200 million in a subordinated note offering, bearing a 6.75% fixed coupon rate and 10-year maturity. At December 31, 2002, $300 million was available under the shelf registration.

Investment securities are an important tool to the Corporation's liquidity objective. As of December 31, 2002, all securities are classified as available for sale. Of the $3.4 billion investment portfolio, $1.8 billion were pledged as collateral for repurchase agreements, public deposits, treasury, tax and loan notes, and other requirements. The remaining securities could be pledged or sold to enhance liquidity if necessary.

The bank subsidiaries have a variety of funding sources (in addition to key liquidity sources, such as core deposits, loan sales, loan repayments, and investment portfolio sales) available to increase financial flexibility. A $2 billion bank note program associated with Associated Bank Illinois, National Association, and Associated Bank, National Association, was established during 2000. Under this program, short-term and long-term debt may be issued. As of December 31, 2002, $500 million of long-term bank notes were outstanding. At December 31, 2002, $1.5 billion was available under this program. The banks have also established federal funds lines with major banks totaling approximately $3.0 billion and the ability to borrow approximately $1.9 billion from the Federal Home Loan Bank ($1.1 billion was outstanding at December 31, 2002). In addition, the bank subsidiaries also accept Eurodollar deposits, issue institutional certificates of deposit, and from time to time offer brokered certificates of deposit.

For the year ended December 31, 2002, net cash provided from operating and financing activities was $298.6 million and $75.8 million, respectively, while investing activities used net cash of $534.8 million, for a net decrease in cash and cash equivalents of $160.4 million since year-end 2001. Generally, during 2002, anticipated maturities of time deposits occurred and net asset growth since year-end 2001 was up due to the Signal acquisition. Other funding sources were utilized, particularly long-term debt, to finance the Signal acquisition, replenish the net decrease in deposits, repay short-term borrowings, to provide for common stock repurchases, and for payment of cash dividends to the Corporation's shareholders.

For the year ended December 31, 2001, net cash provided from financing activities was $238.1 million, while operating and investing activities used net cash of $0.4 million and $28.8 million, respectively, for a net increase in cash and cash equivalents of $208.9 million since year-end 2000. Generally, during 2001, time deposits matured that were not renewed (primarily in brokered certificates of deposit), while total asset growth since year-end 2000 was moderate. Thus, other financing sources increased, particularly long-term debt and other short-term borrowings, to help replenish the net decrease in deposits and to provide for common stock repurchases and payment of cash dividends to the Corporation's shareholders.

Quantitative and Qualitative December Disclosures about Market Risk

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

The following table represents the Corporation's consolidated static gap position as of December 31, 2002.

TABLE 20: Interest Rate
Sensitivity Analysis
                                                                         December 31, 2002
                                      ------------------------------------------------------------------------------------
                                                                  Interest Sensitivity Period
                                                                                     Total
                                          0-90         91-180                        Within        Over 1
                                          Days          Days        181-365 Days     1 Year         Year          Total
                                      ------------------------------------------------------------------------------------
                                                                          ($ in Thousands)
Earning assets:
  Loans, held for sale                $  305,836    $      ---      $      ---     $  305,836   $       ---   $   305,836
  Investment securities, at fair         745,206       270,239         338,449      1,353,894     2,008,775     3,362,669
    value
  Loans                                5,422,570       504,755       1,073,563      7,000,888     3,302,337    10,303,225
  Interest rate swaps                    279,487           ---             ---        279,487      (279,487)          ---
  Other earning assets                    14,322           ---             ---         14,322           ---        14,322
                                      ------------------------------------------------------------------------------------
Total earning assets                  $6,767,421    $  774,994      $1,412,012     $8,954,427   $ 5,031,625   $13,986,052
                                      ====================================================================================
Interest-bearing liabilities:
  Interest-bearing deposits(1) (2)    $1,092,628      $821,580      $1,533,816     $3,448,024   $ 5,443,178   $ 8,891,202
  Other interest-bearing
    liabilities (2)                    2,984,060        37,000         456,853      3,477,913     1,242,300     4,720,213
  Interest rate swaps (3)                175,000           ---             ---        175,000      (175,000)          ---
                                      ------------------------------------------------------------------------------------
Total interest-bearing liabilities    $4,251,688    $  858,580      $1,990,669     $7,100,937   $ 6,510,478   $13,611,415
                                      ====================================================================================
Interest sensitivity gap              $2,515,733    $  (83,586)     $ (578,657)    $1,853,490   $(1,478,853)  $   374,637
Cumulative interest sensitivity gap   $2,515,733    $2,432,147      $1,853,490

12 Month cumulative gap as a
  percentage of earning assets at
  December 31, 2002                         18.0%         17.4%           13.3%
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

(3)  Interest rate swaps on funding are presented on a net basis.

The static gap analysis in Table 20 provides a representation of the Corporation's earnings sensitivity to changes in interest rates. It is a static indicator that does not reflect various repricing characteristics and may not necessarily indicate the sensitivity of net interest income in a changing interest rate environment.

At the end of 2001, the Corporation's balance sheet was relatively neutral to interest rate movements. During 2002, a number of initiatives were executed and the balance sheet mix changed which positioned the Corporation to be more asset sensitive. (Asset sensitive means that assets will reprice faster than liabilities. In a rising rate environment, an asset sensitive bank will generally benefit.) These changes included issuing long-term funding, growth in demand deposits, and shortening of the mortgage portfolio and investment portfolio due to faster prepayment experience.

Interest rate risk of embedded positions (including prepayment and early withdrawal options, lagged interest rate changes, administered interest rate products, and cap and floor options within products) require a more dynamic measuring tool to capture earnings risk. Earnings simulation and economic value of equity are used to more completely assess interest rate risk.

Along with the static gap analysis, determining the sensitivity of short-term future earnings to a hypothetical plus or minus 100 and 200 basis point parallel rate shock can be accomplished through the use of simulation modeling. In addition to the assumptions used to create the static gap, simulation of earnings includes the modeling of the balance sheet as an ongoing entity. Future business assumptions involving administered rate products, prepayments for future rate-sensitive balances, and the reinvestment of maturing assets and liabilities are included. These items are then modeled to project net interest income based on a hypothetical change in interest rates. The resulting net interest income for the next 12-month period is compared to the net interest income amount calculated using flat rates. This difference represents the Corporation's earnings sensitivity to a plus or minus 100 basis point parallel rate shock.

The resulting simulations for December 31, 2002, projected that net interest income would increase by approximately 3.9% of budgeted net interest income if rates rose by a 100 basis point shock, and projected that the net interest income would decrease by approximately 4.0% if rates fell by a 100 basis point shock. At December 31, 2001, the 100 basis point shock up was projected to decrease budgeted net interest income by approximately 1.2%, and the 100 basis point shock down was projected to decrease budgeted net interest income by approximately 0.1%.

Economic value of equity is another tool used to measure the impact of interest rates on the present value of assets, liabilities and off-balance sheet financial instruments. This measurement is a longer-term analysis of interest rate risk as it evaluates every cash flow produced by the current balance sheet. The projected changes for earnings simulation and economic value of equity for both 2002 and 2001 were within the Corporation's interest rate risk policy. The results of the 2002 modeling mirrored the other interest rate risk tests discussed above, as the Corporation moved from a relatively neutral position at December 31, 2001 to asset sensitive at December 31, 2002.

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

The Corporation uses interest rate derivative financial instruments as an asset/liability management tool to hedge mismatches in interest rate exposure indicated by the net interest income simulation described above. They are used to modify the Corporation's exposures to interest rate fluctuations and provide more stable spreads between loan yields and the rate on their funding sources.

In 2002, the Corporation entered into $341 million in notional amounts of new interest rate swaps to reduce interest rate risk. Interest rate swaps involve the exchange of fixed- and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated.

Table 21: Interest Rate Swap Hedging Portfolio
          Notional Balances and Yield by Maturity Date

   Maturity        Notional        Weighted Average        Weighted Average
     Date           Amount          Rate Received             Rate Paid
---------------------------------------------------------------------------
               ($ in Thousands)

     2004           $   22,920           3.56%                   5.94%
     2005               52,462           3.71                    6.18
     2006               49,159           3.65                    6.97
     2007               59,204           3.64                    6.32
     2008               34,056           3.54                    6.47
     2009               27,613           3.63                    6.76
     2010                1,382           3.77                    7.85
     2011              411,927           4.29                    4.54
     2012               13,154           3.52                    6.62
     2015                3,156           3.69                    5.28
     2017                4,454           3.83                    7.89
     2032              175,000           7.63                    2.43
                    --------------------------------------------------------
                    $  854,487           4.77%                   4.71%
                    ========================================================

To hedge against rising interest rates, the Corporation may use interest rate caps. Counterparties to these interest cap agreements pay the Corporation based on the notional amount and the difference between current rates and strike rates. At December 31, 2002, there were $200 million of interest rate caps outstanding, which have a six month LIBOR strike of 4.72%. To hedge against falling interest rates, the Corporation may use interest rate floors. Like caps, counterparties to interest rate floor agreements pay the Corporation based on the notional amount and the difference between current rates and strike rates. There were no floors outstanding at December 31, 2002. Derivative financial instruments are also discussed in Note 16, "Derivative and Hedging Activities," of the notes to consolidated financial statements.

Contractual Obligations, Commitments, Off-Balance Sheet Risk, and Contingent Liabilities

Through the normal course of operations, the Corporation has entered into certain contractual obligations and other commitments. Such obligations generally relate to funding of operations through deposits or debt issuances, as well as leases for premises and equipment. As a financial services provider the Corporation routinely enters into commitments to extend credit. While contractual obligations represent future cash requirements of the Corporation, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Corporation.

The following table summarizes significant contractual obligations and other commitments at December 31, 2002. The payment amounts represent those amounts contractually due to the recipient and do not include any unamoritized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

Table 22: Contractual Obligations and Other Commitments

                        Note        One Year      One to        Three to       Over
                      Reference     or Less     Three Years    Five Years    Five Years      Total
                      ------------------------------------------------------------------------------
                                                    ($ in Thousands)
Time deposits             8        $1,818,027    $1,156,840    $  240,632     $  17,293   $3,232,792
Long-term funding     10 and 11       552,243       976,325       100,000       444,153    2,072,721
Operating leases           7            5,211         8,788         6,165        12,736       32,900
Commitments to extend
  credit                  15        3,336,646       522,763       208,180        42,022    4,109,611
                                   ------------------------------------------------------------------
  Total                            $5,712,127    $2,664,716      $554,977      $516,204   $9,448,024
                                   ==================================================================

The Corporation also enters into derivative contracts under which the Corporation is required to either receive cash from or pay cash to counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of the contracts change daily as market interest rates change. Because the derivative liabilities recorded on the balance sheet at December 31, 2002 do not represent the amounts that may ultimately be paid under these contracts, these liabilities are not included in the table of contractual obligations presented above. Further discussion of derivative instruments is included in Note 1, "Summary of Significant Accounting Policies," and Note 16, "Derivative and Hedging Activities," of the notes to consolidated financial statements.

A summary of significant commitments at December 31, 2002 is as follows:

                                                                     2002
                                                               ----------------
                                                               ($ in Thousands)
Commitments to extend credit, excluding
  commitments to originate mortgage loans                         $3,559,497
Commitments to originate residential mortgage
  loans held for sale                                                550,114
                                                                  ----------
Total commitments to extend credit                                 4,109,611
Commercial letters of credit                                          59,186
Standby letters of credit                                            267,858
Forward commitments to sell loans                                 $  538,300
                                                                  ==========

Further discussion of these commitments is included in Note 15, "Commitments, Off-Balance Sheet Risk, and Contingent Liabilities," of the notes to consolidated financial statements.

The Corporation may also have liabilities under certain contractual agreements contingent upon the occurrence of certain events. A discussion of significant contractual arrangements under which the Corporation may be held contingently liable, including guarantee arrangements, is included in Note 15, "Commitments, Off-Balance Sheet Risk, and Contingent Liabilities," of the notes to consolidated financial statements.

Capital

Stockholders' equity at December 31, 2002, increased to $1.3 billion or $17.13 per share, compared with $1.1 billion or $14.89 per share at the end of 2001. Stockholders' equity is also described in Note 12, "Stockholders' Equity," of the notes to consolidated financial statements.

The increase in stockholders' equity in 2002 was primarily composed of the retention of earnings, the issuance of common stock in connection with the Signal acquisition, and the exercise of stock options, with offsetting decreases to stockholders' equity from the payment of cash dividends and the repurchase of common stock. Additionally, stockholders' equity at year-end 2002 included $60.3 million of accumulated other comprehensive income, predominantly related to unrealized gains on securities available for sale, net of the tax effect. At December 31, 2001, stockholders' equity included $47.2 million of accumulated other comprehensive income, predominantly related to unrealized gains on securities available for sale, net of the tax effect. Stockholders' equity to assets at December 31, 2002 was 8.46%, compared to 7.87% at the end of 2001.

TABLE 23: Capital
                                                    At December 31,
                                      -----------------------------------------
                                          2002            2001           2000
                                      -----------------------------------------
                                        (In Thousands, except per share data)

Total stockholders' equity            $1,272,183      $1,070,416    $  968,696
Tier 1 capital                         1,165,481         924,871       846,371
Total capital                          1,513,424       1,253,036       966,994
Market capitalization                  2,521,083       2,305,698     2,008,306
                                      -----------------------------------------
Book value per common share           $    17.13      $    14.89    $    13.32
Cash dividend per common share              1.21            1.11          1.01
Stock price at end of period               33.94           32.08         27.61
Low closing price for the period           27.20           27.05         18.44
High closing price for the period          38.25           33.55         27.84
                                      -----------------------------------------
Total equity/assets                         8.46%           7.87%         7.38%
Tangible common equity/assets               7.09            7.20          6.62
Tier 1 leverage ratio                       7.94            7.03          6.52
Tier 1 risk-based capital ratio            10.52            9.71          9.37
Total risk-based capital ratio             13.66           13.15         10.70
                                      -----------------------------------------
Shares outstanding (period end)           74,281          71,869        72,728
Basic shares outstanding (average)        74,685          72,587        75,005
Diluted shares outstanding (average)      75,493          73,167        75,251
                                      =========================================

Cash dividends paid in 2002 were $1.21 per share, compared with $1.11 per share in 2001, an increase of 9.3%. Cash dividends per share have increased at a 10.7% compounded rate during the past five years.

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

As of December 31, 2002 and 2001, the Corporation's Tier 1 risk-based capital ratios, total risk-based capital (Tier 1 and Tier 2) ratios, and Tier 1 leverage ratios were in excess of regulatory minimum and well capitalized requirements. It is management's intent to exceed the minimum requisite capital levels. The increase in the Tier 1 and total risk-based capital ratios for 2002 compared to 2001 is primarily attributable to growth in earnings and the issuance of company-obligated mandatorily redeemable preferred securities issued in 2002 which qualify as Tier 1 capital for regulatory purposes. The increase in the total risk-based capital ratio for 2001 compared to 2000 is primarily attributable to the subordinated debt issued in 2001 which qualifies as Tier 2 supplementary capital for regulatory purposes. Capital ratios are included in
Note 19, "Regulatory Matters," of the notes to consolidated financial statements.

The Board of Directors has authorized management to repurchase shares of the Corporation's common stock each quarter in the market, to be made available for issuance in connection with the Corporation's employee incentive plans and for other corporate purposes. For the Corporation's employee incentive plans, the Board of Directors authorized the repurchase of up to 1.6 million shares (400,000 shares per quarter) in 2002 and 1.3 million shares (330,000 shares per quarter) in 2001. Of these authorizations, approximately 1,255,000 shares were repurchased for $43.3 million during 2002 (with approximately 955,000 shares reissued in connection with stock options exercised), and 880,000 shares were repurchased for $26.7 million in 2001 (with approximately 271,000 shares reissued for options exercised). Additionally, under two separate actions in 2000, the Board of Directors authorized the repurchase and cancellation of the Corporation's outstanding shares, not to exceed approximately 7.3 million shares on a combined basis. Under these authorizations, approximately 1.3 million shares were repurchased for $44.0 million during 2002 at an average cost of $32.69 per share, while during 2001 approximately 251,000 shares were repurchased for $7.7 million at an average cost of $30.80 per share. At December 31, 2002, approximately 2.1 million shares remain authorized to repurchase. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities.

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

Fourth Quarter 2002 Results

Net income for fourth quarter 2002 ("4Q02") was $53.4 million, $7.1 million higher than the $46.3 million earned in the fourth quarter of 2001 ("4Q01"). Basic earnings per share for 4Q02 were $0.72 compared to $0.64 as reported for 4Q01 and $0.66 as adjusted for the adoption of SFAS 142 and SFAS 147. Diluted earnings per share for 4Q02 were $0.71 compared to $0.64 as reported for 4Q01 and $0.66 as adjusted.

Taxable equivalent net interest income for 4Q02 was $135.7 million, $16.1 million higher than 4Q01. Volume was the predominant factor impacting net interest income, with balance sheet growth increasing net interest income by $14.2 million, while changes in interest rates added $1.9 million. Average earning assets grew by $1.5 billion to $13.9 billion, including the impact of Signal. Since total interest-bearing deposits were relatively unchanged, the growth in earning assets was supported primarily by average wholesale funding sources (up $1.1 billion). To take advantage of the lower interest rate environment, the Corporation increased the levels of long-term funding by replacing short-term funding balances throughout 2002. As a result, long-term funding represented 17.6% of average interest-bearing liabilities in 4Q02 compared to 10.1% in 4Q01. The interest rate environment also impacted net interest income and net interest margin between the comparable quarters. The average Fed funds rate for 4Q02 of 1.45% was 69 bp lower than 4Q01. For 4Q02, net interest margin was 3.87%, 4 bp higher than 4Q01, the result of a 15 bp improvement in interest rate spread offset by 11 bp lower contribution from net free funds. The rate on interest-bearing liabilities decreased 109 bp to 2.23% due principally to repricing of deposit products and wholesale funds in the lower interest rate environment. The yield on earning assets for 4Q02 was 5.76% or 94 bp lower than 4Q01.

The provision for loan losses of $14.6 million in 4Q02 was $5.3 million higher than 4Q01. Additional provision was provided in light of declines in asset quality related to specific loans as well as the weakening economy and its impact on borrowers, and increased risk in the portfolio.

Noninterest income in 4Q02 was $12.2 million higher than the comparable quarter in 2001, driven by a $10.7 million increase in mortgage banking revenue. Record high secondary mortgage production ($1.2 billion in 4Q02 versus $0.8 billion in 4Q01) led to increased gains on sales (up $6.7 million) and higher production-related fees (up $2.5 million). Mortgage servicing fees increased $1.5 million due to growth in the portfolio serviced for others. Service charges on deposit accounts were up $2.3 million, impacted by an increase in nonsufficient funds rate fees beginning in March 2002, lower earnings credit rates on business accounts and increases in the number of deposit accounts. A $1.4 million decrease in asset sales gains was a result of a $0.4 million loss in 4Q02 compared to a $1.0 million gain in 4Q01. The remaining noninterest income categories were collectively $0.6 million higher than the same period last year.

Noninterest expense between the comparable quarters was up $9.2 million, reflecting higher costs associated with mortgage servicing as well as the Corporation's larger operating base. Personnel expense was $5.0 million higher, with salary-related expenses up $4.8 million and fringe benefits up $0.2 million, attributable principally to the expanded employee base from Signal. Mortgage servicing rights expense increased by $2.7 million, due to both additional valuation reserve on the servicing portfolio based on prepayment speeds and higher amortization given the increased size of the portfolio serviced for others. Loan expenses were higher by $1.1 million, predominantly in volume-driven loan costs. In conjunction with the required adoption of SFAS 142 and SFAS 147, which discontinued the amortization of goodwill effective January 1, 2002, this expense was $1.6 million in 4Q01 versus none in 4Q02. The remaining noninterest expense categories were up $2.0 million on a comparable quarter basis, primarily due to the larger operating base between comparable quarters. Income tax expense was up $6.3 million between the fourth quarters due to higher income before tax, as well as to an increase in the effective tax rate at 30.3% for 4Q02 compared to 26.8% for 4Q01.

TABLE 24: Selected Quarterly Financial Data:

The following is selected financial data summarizing the results of operations for each quarter in the years ended December 31, 2002 and 2001:

                                                       2002 Quarter Ended
                                       ------------------------------------------------
                                       December 31  September 30   June 30    March 31
                                       ------------------------------------------------
                                              (In Thousands, except per share data)
Interest income                        $ 196,178     $ 199,765   $ 201,857   $ 194,306
Interest expense                          66,465        71,407      76,089      76,879
Provision for loan losses                 14,614        12,831      12,003      11,251
Investment securities gains (losses),
  net                                       (801)          374         ---         ---
Income before income tax expense          76,685        76,000      72,481      71,160
Net income                                53,441        53,472      52,344      51,462
                                       ===============================================
Basic net income per share             $    0.72     $    0.71   $    0.69   $    0.70
Diluted net income per share                0.71          0.70        0.68        0.70
Basic weighted average shares             74,497        75,158      75,922      73,142
Diluted weighted average shares           75,202        76,047      77,041      74,042

                                                      2001 Quarter Ended
                                       ------------------------------------------------
                                       December 31  September 30   June 30    March 31
                                       ------------------------------------------------
                                            (In Thousands, except per share data)
Interest income                        $ 203,861     $ 217,434   $ 225,648   $ 233,679
Interest expense                          89,842       110,423     121,696     136,676
Provision for loan losses                  9,297         6,966       6,365       5,582
Investment securities gains
  (losses), net                              ---           476          (4)        246
Income before income tax expense          63,275        64,106      66,338      57,290
Net income, as reported                   46,312        45,105      46,019      42,086
Net income, as adjusted (1)               47,831        46,651      47,566      43,632
                                       ===============================================
Basic net income per share, as
  reported                             $    0.64     $    0.62   $    0.63   $    0.58
Basic net income per share, as
  adjusted (1)                              0.66          0.64        0.65        0.60
Diluted net income per share, as
  reported                                  0.64          0.62        0.63        0.57
Diluted net income per share, as
  adjusted (1)                              0.66          0.64        0.65        0.59
Basic weighted average shares             72,137        72,692      72,760      72,765
Diluted weighted average shares           72,746        73,297      73,360      73,357

(1) Selected 2001 financial data has been adjusted to exclude the amortization of goodwill affected by adopting SFAS 142 and SFAS 147 in 2002.

2001 Compared to 2000

The Corporation recorded net income of $179.5 million for the year ended December 31, 2001, an increase of $11.5 million or 6.9% over the $168.0 million earned in 2000. Basic earnings per share for 2001 were $2.47, a 10.3% increase over 2000 basic earnings per share of $2.24. Earnings per diluted share were $2.45, a 9.9% increase over 2000 diluted earnings per share of $2.23. Return on average assets and return on average equity for 2001 were 1.37% and 17.31%, respectively, compared to 1.31% and 18.26%, respectively, for 2000. Cash dividends paid in 2001 increased to $1.11 per share over the $1.01 per share paid in 2000. Key factors behind these results are discussed below.

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

Net interest income and net interest margin were also impacted in 2001 by the declining interest rate environment, competitive pricing pressures, branch deposit sales, and funding of stock repurchases. The Federal Reserve lowered interest rates eleven times during 2001, producing an average Federal funds rate for 2001 that was 238 bp lower than the average for 2000.

The net interest margin was 3.62% for 2001, a 26 bp increase from 3.36% for 2000, the net result of the 31 bp increase in interest rate spread, offset by a 5 bp decline in the net free funds contribution. Rates on interest-bearing liabilities in 2001 were 86 bp lower than last year, while the yield on interest earning assets decreased 55 bp, bringing the interest rate spread up by 31 bp.

Total loans were $9.0 billion at December 31, 2001, an increase of $106 million or 1.2% over December 31, 2000. The loan mix continued to shift, with commercial loan balances increasing $603 million (13.0%) and representing 58% of total loans at December 31, 2001, compared to 52% at year-end 2000. Total deposits were $8.6 billion at December 31, 2001, $679 million lower than December 31, 2000, with brokered certificates of deposit decreasing by $626 million. To take advantage of the lower rate environment, the Corporation increased long-term debt by $1.0 billion, including $200 million of subordinated debt, $200 million of bank notes, and longer-term Federal Home Loan Bank advances.

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

Noninterest income was $195.6 million for 2001, $11.4 million or 6.2% higher than 2000. Net gains on the sales of assets and investment securities totaled $2.7 million in 2001 compared to net gains of $16.8 million in 2000. Excluding these asset and security sales, noninterest income was $192.9 million, or $25.5 million (15.2%) over 2000. Mortgage banking revenue more than doubled, adding $33.8 million over the prior year, and service charges on deposit accounts were up $4.5 million over 2000. Partially offsetting these increases were an $8.6 million reduction in trust service fees and a $3.3 million decrease in retail commissions, with both trust and brokerage fees impacted in part by declines in the financial markets.

Noninterest expense was $338.4 million, up $20.6 million or 6.5% over 2000. Personnel expenses rose $14.4 million, of which $6.7 million was attributable to salary-related expense (due primarily to increases in bonus and incentive pay, including a long-term incentive plan introduced during 2001, and temporary help) and $7.7 million was due to fringe benefit expense (primarily the result of a $3.8 million increase in profit sharing expense and a $2.0 million increase in premium based benefits). Mortgage servicing rights expense increased $10.6 million, predominantly driven by a $10.7 million increase to the valuation reserve on mortgage servicing rights, reflecting the decline in interest rates in 2001 and the accelerated prepayment speeds in the portfolio serviced for others. All other expense categories were down, in total, $4.4 million, led by a $2.8 million decrease in data processing costs, attributable to lower overall vendor costs related to a change in service providers and a system conversion in mid-2000.

Income tax expense increased to $71.5 million, up $9.6 million from 2000. The effective tax rate in 2001 was 28.5% compared to 26.9% for 2000. The increase was primarily attributable to the increase in net income before tax, an increase in state tax expense, and a decrease in tax valuation allowance adjustments.

Subsequent Event

On January 22, 2003, the Board of Directors declared a $0.31 per share dividend payable on February 13, 2003, to shareholders of record as of February 3, 2003.

This subsequent event has not been reflected in the accompanying consolidated financial statements.

Future Accounting Pronouncements

Note 1, "Summary of Significant Accounting Policies," of the notes to consolidated financial statements discusses new accounting policies adopted by the Corporation during 2002 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects the Corporation's financial condition, results of operations, or liquidity, the impacts are discussed in the applicable sections of this financial review and the notes to consolidated financial statements.

ITEM 7A           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item is set forth in Item 7 under the captions "Quantitative and Qualitative Disclosures About Market Risk" and "Interest Rate Risk."

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              ASSOCIATED BANC-CORP
                           CONSOLIDATED BALANCE SHEETS

                                                                                      December 31,
                                                                           --------------------------------
                                                                                    2002           2001
                                                                           --------------- ----------------
                                                                                     (In Thousands,
                                                                                   except share data)
ASSETS
Cash and due from banks                                                         $   430,691    $   587,994
Interest-bearing deposits in other financial institutions                             5,502          5,427
Federal funds sold and securities purchased under agreements to resell                8,820         12,015
Investment securities available for sale, at fair value                           3,362,669      3,197,021
Loans held for sale                                                                 305,836        301,707
Loans                                                                            10,303,225      9,019,864
Allowance for loan losses                                                          (162,541)      (128,204)
-----------------------------------------------------------------------------------------------------------
     Loans, net                                                                  10,140,684      8,891,660
Premises and equipment                                                              132,713        119,528
Goodwill                                                                            212,112         92,397
Other intangible assets                                                              41,565         37,991
Other assets                                                                        402,683        358,634
-----------------------------------------------------------------------------------------------------------
     Total assets                                                               $15,043,275    $13,604,374
===========================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits                                             $ 1,773,699    $ 1,425,109
Interest-bearing deposits, excluding Brokered certificates of deposit             7,117,503      6,897,502
Brokered certificates of deposit                                                    233,650        290,000
-----------------------------------------------------------------------------------------------------------
     Total deposits                                                               9,124,852      8,612,611
Short-term borrowings                                                             2,389,607      2,643,851
Long-term debt                                                                    1,906,845      1,103,395
Company-obligated mandatorily redeemable preferred securities                       190,111            ---
Accrued expenses and other liabilities                                              159,677        174,101
-----------------------------------------------------------------------------------------------------------
     Total liabilities                                                           13,771,092     12,533,958
-----------------------------------------------------------------------------------------------------------
Stockholders' equity
   Preferred stock (Par value $1.00 per share, authorized 750,000
     shares, no shares issued)                                                          ---            ---
   Common stock (Par value $0.01 per share, authorized 100,000,000 shares, issued 75,503,410 and 72,791,792 shares at
     December 31, 2002 and 2001, respectively)                                          755             662
   Surplus                                                                          643,956         289,751
   Retained earnings                                                                607,944         760,031
   Accumulated other comprehensive income                                            60,313          47,176
   Treasury stock, at cost (1,219,997 shares in 2002 and
     922,902 shares in 2001)                                                        (40,785)        (27,204)
------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                   1,272,183       1,070,416
------------------------------------------------------------------------------------------------------------
     Total liabilities and stockholders' equity                                 $15,043,275     $13,604,374
============================================================================================================

          See accompanying Notes to Consolidated Financial Statements.

                              ASSOCIATED BANC-CORP
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                  For the Years Ended December 31,
                                                               -------------------------------------
                                                                  2002         2001         2000
                                                               -------------------------------------
                                                               (In Thousands, except per share data)
INTEREST INCOME
Interest and fees on loans                                     $ 626,378    $ 692,646    $ 726,849
Interest and dividends on investment securities and
   deposits with other financial institutions:
   Taxable                                                       125,568      146,548      164,200
   Tax-exempt                                                     39,771       40,385       37,765
Interest on federal funds sold and securities purchased
   under agreements to resell                                        389        1,043        2,343
---------------------------------------------------------------------------------------------------
     Total interest income                                       792,106      880,622      931,157
---------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits                                             169,021      298,930      379,892
Interest on short-term borrowings                                 51,372      130,546      160,430
Interest on long-term debt, including preferred securities        70,447       29,161        7,268
---------------------------------------------------------------------------------------------------
     Total interest expense                                      290,840      458,637      547,590
---------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                              501,266      421,985      383,567
Provision for loan losses                                         50,699       28,210       20,206
---------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses              450,567      393,775      363,361
---------------------------------------------------------------------------------------------------
NONINTEREST INCOME
Trust service fees                                                27,875       29,063       37,617
Service charges on deposit accounts                               46,059       37,817       33,296
Mortgage banking                                                  70,903       53,724       19,944
Credit card and other nondeposit fees                             27,492       26,731       25,739
Retail commissions                                                18,264       16,872       20,187
Bank owned life insurance income                                  13,841       12,916       12,377
Asset sale gains, net                                                657        1,997       24,420
Investment securities gains (losses), net                           (427)         718       (7,649)
Other                                                             15,644       15,765       18,265
---------------------------------------------------------------------------------------------------
     Total noninterest income                                    220,308      195,603      184,196
---------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
Personnel expense                                                192,918      171,362      157,007
Occupancy                                                         26,049       23,947       23,258
Equipment                                                         14,835       14,426       15,272
Data processing                                                   21,024       19,596       22,375
Business development and advertising                              13,812       13,071       13,359
Stationery and supplies                                            7,044        6,921        7,961
FDIC expense                                                       1,533        1,661        1,818
Mortgage servicing rights expense                                 30,473       19,987        9,406
Goodwill amortization                                               --          6,511        6,560
Core deposit intangible amortization                               2,283        1,867        2,345
Loan expense                                                      14,555       11,176        8,447
Other                                                             50,023       47,844       49,928
---------------------------------------------------------------------------------------------------
     Total noninterest expense                                   374,549      338,369      317,736
---------------------------------------------------------------------------------------------------
Income before income taxes                                       296,326      251,009      229,821
Income tax expense                                                85,607       71,487       61,838
---------------------------------------------------------------------------------------------------
Net income                                                     $ 210,719    $ 179,522    $ 167,983
===================================================================================================
Earnings per share:
     Basic                                                     $    2.82    $    2.47    $    2.24
     Diluted                                                   $    2.79    $    2.45    $    2.23
Average shares outstanding:
     Basic                                                        74,685       72,587       75,005
     Diluted                                                      75,493       73,167       75,251
===================================================================================================

          See accompanying Notes to Consolidated Financial Statements.

                              ASSOCIATED BANC-CORP
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                             Accumulated
                                                                                                Other
                                                     Common   Stock               Retained   Comprehensive   Treasury
                                                     Shares   Amount    Surplus   Earnings   Income (Loss)    Stock       Total
                                                     ------------------------------------------------------------------------------
                                                                      (In Thousands, except per share data)

Balance, December 31, 1999                           63,390     $634   $226,042   $728,754     $(38,782)     $(6,859)  $  909,789
Comprehensive income:
Net income                                              ---      ---        ---    167,983          ---          ---      167,983
Net unrealized holding gains on available
   for sale securities arising during year,
   net of taxes of $27.2 million                        ---      ---        ---        ---       49,774          ---       49,774
Less: reclassification adjustment for net
   losses on available for sale securities
   realized in net income, net of taxes of
   $3.1 million                                         ---      ---        ---        ---        4,589          ---        4,589
                                                                                                                          -------
Comprehensive income                                                                                                      222,346
                                                                                                                          -------
Cash dividends, $1.01 per share                         ---      ---        ---    (75,719)         ---          ---      (75,719)
Common stock issued:
   Incentive stock options                              ---      ---        ---     (6,219)         ---       10,112        3,893
   10% stock dividend                                 6,269       63    151,170   (151,233)         ---          ---          ---
Purchase and  retirement of treasury stock in
   in connection with  repurchase program            (3,257)     (33)   (81,847)       ---          ---        7,782      (74,098)
Purchase of treasury stock                              ---      ---        ---        ---          ---      (18,629)     (18,629)
Tax benefits of  stock options                          ---      ---      1,114        ---          ---          ---        1,114
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                           66,402     $664   $296,479   $663,566      $15,581      $(7,594)  $  968,696
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
Net income                                              ---      ---        ---    179,522           ---         ---      179,522
  Cumulative  effect of accounting  change,
  net of taxes of $843,000                              ---      ---        ---        ---        (1,265)        ---       (1,265)
Net  unrealized  loss on  derivative  instruments
  arising during the  year, net of taxes of
  $2.7 million                                          ---      ---        ---        ---        (4,059)        ---       (4,059)
Add:  reclassification   adjustment  to  interest
  expense for interest differential, net of taxes
  of $2.1 million                                       ---      ---        ---        ---         3,215         ---        3,215
Additional  pension  obligation,  net of taxes of
  $1.5 million                                          ---      ---        ---        ---        (2,228)        ---       (2,228)
Net  unrealized  holding  gains on available  for
  sale securities arising  during  the  year,
  net of  taxes  of  $20.3 million                      ---      ---        ---        ---        36,363         ---       36,363
Less:  reclassification  adjustment for net gains
  on available for sale  securities  realized in net
  income,  net of taxes of $287,000                     ---      ---        ---        ---          (431)        ---         (431)
                                                                                                                          -------
Comprehensive income                                                                                                      211,117
                                                                                                                          -------
Cash dividends, $1.11 per share                         ---      ---        ---    (80,553)          ---         ---      (80,553)
Common stock issued:
  Incentive stock options                               ---      ---        ---     (2,504)          ---       7,242        4,738
Purchase and retirement of treasury stock in
  connection with repurchase program                   (228)      (2)    (7,715)       ---           ---         ---       (7,717)
Purchase of treasury stock                              ---      ---        ---        ---           ---     (26,852)     (26,852)
Tax benefits of stock options                           ---      ---        987        ---           ---         ---          987
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                           66,174     $662   $289,751   $760,031       $47,176    $(27,204)  $1,070,416
-----------------------------------------------------------------------------------------------------------------------------------

                            (continued on next page)

                              ASSOCIATED BANC-CORP
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)

                                                                                             Accumulated
                                                                                                Other
                                                     Common   Stock               Retained   Comprehensive   Treasury
                                                     Shares   Amount    Surplus   Earnings   Income (Loss)    Stock       Total
                                                     -----------------------------------------------------------------------------
                                                                      (In Thousands, except per share data)
Comprehensive income:
Net income                                              ---      ---        ---    210,719           ---        ---      210,719
Net unrealized loss on derivative instruments
  arising during the year, net of taxes of
  $13.3 million                                         ---      ---        ---        ---       (19,834)       ---      (19,834)
Add: reclassification adjustment to interest
  expense for interest differential, net of
  taxes of $5.4 million                                 ---      ---        ---        ---         8,027        ---        8,027
Additional pension obligation, net of taxes of
  $4.7 million                                          ---      ---        ---        ---        (7,024)       ---       (7,024)
Net unrealized holding gains on available for
  sale securities arising during the year,
  net of taxes of $18.1 million                         ---      ---        ---        ---        31,712        ---       31,712
Add: reclassification adjustment for net losses
  on available for sale securities realized in
  net income, net of taxes of $171,000                  ---      ---        ---        ---           256        ---          256
                                                                                                                         --------
Comprehensive income                                                                                                     223,856
                                                                                                                         --------
Cash dividends, $1.21 per share                         ---      ---        ---    (90,166)          ---        ---      (90,166)
Common stock issued:
  Business combinations                               3,690       37    133,892        ---           ---        ---      133,929
  Incentive stock options                               ---      ---        ---    (14,000)          ---     30,564       16,564
  10%  stock dividend                                 6,975       70    258,570   (258,640)          ---        ---          ---
Purchase and retirement of treasury stock in
  connection with repurchase program                 (1,336)     (14)   (44,032)       ---           ---        ---      (44,046)
Purchase of treasury stock                              ---      ---        ---        ---           ---    (44,145)     (44,145)
Tax benefits of  stock options                          ---      ---      5,775        ---           ---        ---        5,775
                                                     -----------------------------------------------------------------------------
Balance, December 31, 2002                           75,503     $755   $643,956   $607,944       $60,313   $(40,785)  $1,272,183
                                                     =============================================================================

          See accompanying Notes to Consolidated Financial Statements.

                              ASSOCIATED BANC-CORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                For the Years Ended December 31,
                                                          ------------------------------------------
                                                               2002           2001           2000
                                                          ------------------------------------------
                                                                       ($ in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                             $   210,719    $   179,522    $   167,983
Adjustments to reconcile net income to net cash:
  Provided by operating activities:
  Provision for loan losses                                    50,699         28,210         20,206
  Depreciation and amortization                                18,696         18,616         19,396
  Amortization (accretion) of:
  Mortgage servicing rights                                    30,473         19,987          9,406
  Goodwill and core deposit intangibles                         2,283          8,378          8,905
  Investment premiums and discounts                            14,150          1,078           (572)
  Deferred loan fees and costs                                    711          2,225          2,514
  Deferred income taxes                                       (14,878)        16,648        (13,936)
  (Gain) loss on sales of investment securities, net              427           (718)         7,649
  Gain on sales of assets, net                                   (657)        (1,997)       (24,420)
  Gain on sales of loans held for sale, net                   (39,660)       (24,372)        (3,113)
  Mortgage loans originated and acquired for sale          (3,185,531)    (2,305,059)      (456,312)
  Proceeds from sales of mortgage loans held for sale       3,238,167      2,052,317        446,787
  Increase in interest receivable and other assets            (13,351)       (22,902)        (3,859)
  Increase (decrease) in interest payable and other
    liabilities                                               (13,664)        27,659          8,518
----------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities           298,584           (408)       189,152
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans                                        (547,159)      (132,845)      (715,452)
Capitalization of mortgage servicing rights                   (30,730)       (20,920)        (4,739)
Purchases of:
  Securities available for sale                            (1,621,096)      (664,329)      (933,197)
  Premises and equipment, net of disposals                    (12,864)        (7,702)       (11,828)
Proceeds from:
  Sales of securities available for sale                       27,793        135,627        648,359
  Maturities of securities available for sale               1,626,013        647,626        327,385
  Maturities of securities held to maturity                       ---            ---         45,201
  Sales of other assets                                         5,214         13,762        169,793
Net cash received in acquisition of subsidiaries               17,982            ---            ---
----------------------------------------------------------------------------------------------------
Net cash used by investing activities                        (534,847)       (28,781)      (474,478)
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                          (271,203)      (667,235)       709,017
Sales of branch deposits                                          ---        (10,899)       (98,034)
Net increase (decrease) in short-term borrowings             (357,007)        45,648       (176,887)
Repayment of long-term debt                                  (235,675)          (907)        (1,863)
Proceeds from issuance of long-term funding                 1,101,518        981,882        100,000
Cash dividends                                                (90,166)       (80,553)       (75,719)
Proceeds from exercise of incentive stock options              16,564          4,738          3,893
Purchase and retirement of treasury stock                     (44,046)        (7,717)       (74,098)
Purchase of treasury stock                                    (44,145)       (26,852)       (18,629)
----------------------------------------------------------------------------------------------------
Net cash provided by financing activities                      75,840        238,105        367,680
----------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents         (160,423)       208,916         82,354
Cash and cash equivalents at beginning of year                605,436        396,520        314,166
----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                  $   445,013    $   605,436       $396,520
----------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest                                                $   298,207    $   478,128       $529,017
  Income taxes                                                 91,098         58,129         49,814
Supplemental schedule of noncash investing activities:
  Securities held to maturity transferred to
    securities available for sale                                 ---        372,873            ---
  Loans transferred to other real estate                       14,158          3,897          7,255
  Acquisitions:
    Fair value of assets acquired, including cash and
      cash equivalents                                    $ 1,155,200            ---            ---
    Value ascribed to intangibles                             125,300            ---            ---
    Liabilities assumed                                       962,700            ---            ---
====================================================================================================

          See accompanying Notes to Consolidated Financial Statements.

                              ASSOCIATED BANC-CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001, and 2000

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accounting and reporting policies of Associated Banc-Corp (the "parent company"), together with all its subsidiaries (the "Corporation") conform to accounting principles generally accepted in the United States of America and to general practice within the financial services industry. The following is a description of the more significant of those policies.

Business

The Corporation provides a full range of banking and related financial services to individual and corporate customers through its network of bank and nonbank subsidiaries. The Corporation is subject to competition from other financial and non-financial institutions that offer similar or competing products and services. The Corporation is regulated by federal and state banking agencies and undergoes periodic examinations by those agencies.

Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of the parent company and subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation. Results of operations of companies purchased and accounted for under the purchase method of accounting are included from the date of acquisition. Certain amounts in the 2001 and 2000 consolidated financial statements have been reclassified to conform with the 2002 presentation.

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

Investment Securities

Securities are classified as held to maturity, available for sale, or trading at the time of purchase. In 2002 and 2001, all securities purchased were classified as available for sale. Investment securities classified as held to maturity, which management has the positive intent and ability to hold to maturity, are reported at amortized cost, adjusted for amortization of premiums and accretion of discounts, using a method that approximates level yield. The amortized cost of debt securities classified as held to maturity or available for sale is adjusted for amortization of premiums and accretion of discounts to the earlier of call date or maturity, or in the case of mortgage-related securities, over the estimated life of the security. Such amortization and accretion is included in interest income from the related security. Available for sale securities are reported at fair value with unrealized gains and losses, net of related deferred income taxes, included in stockholders' equity as a separate component of other comprehensive income. The cost of securities sold is based on the specific identification method. Any security for which there has been other than temporary impairment of value is written down to its estimated fair value through a charge to earnings. Realized securities gains or losses and declines in value judged to be other than temporary are included in investment securities gains (losses), net in the consolidated statements of income.

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

Allowance for Loan Losses

The allowance for loan losses is a reserve for estimated credit losses. Actual credit losses, net of recoveries, are deducted from the allowance for loan losses. A provision for loan losses, which is a charge against earnings, is recorded to bring the allowance for loan losses to a level that, in management's judgment, is adequate to absorb probable losses in the loan portfolio.

The allocation methodology applied by the Corporation, designed to assess the adequacy of the allowance for loan losses, focuses on changes in the size and character of the loan portfolio, changes in levels of impaired and other nonperforming loans, historical losses on each portfolio category, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other factors which could affect potential credit losses. Management maintains the allowance for loan losses using an allocation methodology plus an unallocated portion, as determined by economic conditions and other qualitative and quantitative factors affecting the Corporation's borrowers. Management allocates the allowance for loan losses by pools of risk. The commercial loan (commercial, financial, and agricultural; real estate construction; commercial real estate; and lease financing) allocation is based on a quarterly review of individual loans, loan types, and industries. The retail loan (residential mortgage, home equity, and consumer) allocation is based on analysis of historical delinquency and charge-off statistics and trends. Minimum loss factors used by the Corporation for criticized loan categories are consistent with regulatory agency classifications and factors. Loss factors for non-criticized loan categories are based primarily on historical loan loss experience.

Management, considering current information and events regarding the borrowers' ability to repay their obligations, considers a loan to be impaired when it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the note agreement, including principal and interest. Management has determined that commercial, financial, and agricultural loans and commercial real estate loans that are on nonaccrual status or have had their terms restructured meet this definition. Large groups of homogeneous loans, such as mortgage and consumer loans and leases, are collectively evaluated for impairment. The amount of impairment is measured based upon the loan's observable market price, the estimated fair value of the collateral for collateral-dependent loans, or alternatively, the present value of expected future cash flows discounted at the loan's effective interest rate. Interest income on impaired loans is recorded when cash is received and only if principal is considered to be fully collectible.

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for loan losses. Such agencies may require the Corporation to recognize additions to the allowance for loan losses or that certain loan balances be charged off when their credit evaluations differ from those of management based on their judgments about information available to them at the time of their examinations.

Other Real Estate Owned

Other real estate owned is included in other assets in the consolidated balance sheets and is comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure, and loans classified as in-substance foreclosure. Other real estate owned is recorded at the lower of recorded investment in the loans at the time of acquisition or the fair value of the properties, less estimated selling costs. Any write-down in the carrying value of a property at the time of acquisition is charged to the allowance for loan losses. Any subsequent write-downs to reflect current fair market value, as well as gains and losses on disposition and revenues and expenses incurred in maintaining such properties, are treated as period costs. Other real estate owned totaled $11.4 million and $2.7 million at December 31, 2002 and 2001, respectively.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the related assets or the lease term. Maintenance and repairs are charged to expense as incurred, while additions or major improvements are capitalized and depreciated over their estimated useful lives. Estimated useful lives of the assets are 3 to 20 years for land improvements, 5 to 40 years for buildings, 3 to 5 years for computers, and 3 to 20 years for furniture, fixtures, and other equipment. Leasehold improvements are amortized on a straight-line basis over the lesser of the lease terms or the estimated useful lives of the improvements.

Goodwill and Core Deposit Intangibles

The excess of the cost of an acquisition over the fair value of the net assets acquired consist primarily of goodwill and core deposit intangibles. Core deposit intangibles have finite lives and are amortized on an accelerated basis to expense over periods of 7 to 10 years. The Corporation reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in which case an impairment charge would be recorded.

Prior to January 1, 2002, goodwill was amortized to expense over periods up to 40 years for acquisitions made before 1983 and for periods up to 25 years for acquisitions made after 1982. The Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142") and SFAS No. 147, "Acquisitions of Certain Financial Institutions," ("SFAS 147") effective January 1, 2002. Under SFAS 142, goodwill and indefinite life intangibles are no longer amortized but are subject to impairment tests on at least an annual basis. Any impairment of goodwill or intangibles will be recognized as an expense in the period of impairment. The Corporation was required to complete the transitional goodwill impairment test within six months of adoption of SFAS 142 and to record the impairment, if any, by the end of the fiscal year. The Corporation completed the transitional goodwill impairment test in the second quarter of 2002 as of January 1, 2002. No impairment loss was recorded as of January 1, 2002. No impairment loss was necessary from the January 1 and May 1, 2002, impairment tests described above under the Corporation's adoption of SFAS 142, including the $7.4 million of goodwill related to SFAS 147. Note 6 includes a summary of the Corporation's goodwill and core deposit intangibles, and Note 20 provides disclosures regarding the impact of SFAS 142 and SFAS 147 on the Corporation's consolidated financial statements.

SFAS 147 amends SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," ("SFAS 72") to remove the acquisition of financial institutions from the scope of that statement and provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets. Except for transactions between two or more mutual enterprises, SFAS 147 requires acquisitions of financial institutions that meet the definition of a business combination to be accounted for in accordance with SFAS No. 141, "Business Combinations," ("SFAS 141") and SFAS 142. The provisions of SFAS 147 were effective on October 1, 2002, with earlier application permitted. The Corporation adopted SFAS 147 effective September 30, 2002. At January 1, 2002, the Corporation had $7.4 million of goodwill from certain business combinations that was continuing to be amortized in 2002 under SFAS 72, prior to the issuance of SFAS 147. With the adoption of SFAS 147, which removed certain acquisitions from the scope of SFAS 72 and included them under SFAS 142, the Corporation ceased such amortization. The amount of such amortization was $0.25 million pre-tax per quarter, or approximately 0.3 of a cent of diluted earnings per share per quarter in 2002. The Corporation discontinued such amortization effective January 1, 2002, the same date as the Corporation's adoption of SFAS 142, and has restated any prior financial information as required by SFAS 147.

Mortgage Servicing Rights

Mortgage servicing rights capitalized are amortized in proportion to and over the period of estimated servicing income. Capitalized mortgage servicing rights are included in other intangible assets in the consolidated balance sheets. The total cost of loans originated or purchased is allocated between loans and servicing rights based on the relative fair values of each. The value of mortgage servicing rights is adversely affected when mortgage interest rates decline and mortgage loan prepayments increase. Impairment is assessed using stratifications based on the risk characteristics of the underlying loans, such as bulk acquisitions versus loan-by-loan, loan type, interest rate, and estimated prepayment speeds of the underlying mortgages serviced. To the extent the carrying value of the mortgage servicing rights exceed their fair value, a valuation reserve is established.

Income Taxes

Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income taxes, which arise principally from temporary differences between the period in which certain income and expenses are recognized for financial accounting purposes and the period in which they affect taxable income, are included in the amounts provided for income taxes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the period which the deferred tax assets are deductible, management believes it is more likely than not the Corporation will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2002.

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

All derivatives are recognized on the consolidated balance sheet at their fair value. On the date the derivative contract is entered into, the Corporation designates the derivative, except for mortgage banking derivatives for which changes in fair value of the derivative is recorded in earnings, as either a fair value hedge (i.e., a hedge of the fair value of a recognized asset or liability) or a cash flow hedge (i.e., a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability). The Corporation formally documents all relationships between hedging instruments and hedging items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value hedges or cash flow hedges to specific assets or liabilities on the balance sheet. The Corporation also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. If it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Corporation discontinues hedge accounting prospectively.

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

The Corporation discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, the derivative is dedesignated as a hedging instrument, or management determines that designation of the derivative as a hedging instrument is no longer appropriate. When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value hedge, the Corporation continues to carry the derivative on the balance sheet at its fair value and no longer adjusts the hedged asset or liability for changes in fair value. The adjustment of the carrying amount of the hedged asset or liability is accounted for in the same manner as other components of the carrying amount of that asset or liability.

Stock-Based Compensation

As allowed under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Corporation accounts for stock-based compensation cost under the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25). Compensation expense for employee stock options is generally not recognized if the exercise price of the option equals or exceeds the fair value of the stock on the date of grant.

For purposes of providing the pro forma disclosures required under SFAS 123, the fair value of stock options granted in 2002, 2001, and 2000 was estimated at the date of grant using a Black-Scholes option pricing model which was originally developed for use in estimating the fair value of traded options which have different characteristics from the Corporation's employee stock options. The model is also sensitive to changes in the subjective assumptions which can materially affect the fair value estimate. As a result, management believes the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of employee stock options. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS 123.

                                                   For the Years Ended December 31,
                                            -------------------------------------------
                                                 2002            2001            2000
                                            -------------------------------------------
                                             ($ in Thousands, except per share amounts)
Net income, as reported                       $210,719        $179,522        $167,983
Adjustment: pro forma expense related to
  options granted, net of tax                    3,156)         (3,484)         (3,589)
                                             ------------------------------------------
Net income, as adjusted                       $207,563        $176,038        $164,394
                                             ==========================================

Basic earnings per share, as reported         $   2.82            2.47        $   2.24
Adjustment: pro forma expense related to
  options granted, net of tax                    (0.04)          (0.04)          (0.05)
                                             ------------------------------------------
Basic earnings per share, as adjusted         $   2.78        $   2.43        $   2.19
                                             ==========================================

Diluted earnings per share, as reported       $   2.79        $   2.45        $   2.23
Adjustment: pro forma expense related to
  options granted, net of tax                    (0.04)          (0.04)          (0.05)
                                             ------------------------------------------
Diluted earnings per share, as adjusted       $   2.75            2.41        $   2.18
                                             ==========================================

The following assumptions were used in estimating the fair value for options granted in 2002, 2001 and 2000:

                                           2002          2001          2000
                                      ---------------------------------------
Dividend yield                             3.65%         3.51%         3.82%
Risk-free interest rate                    4.58%         5.09%         6.63%
Weighted average expected life            7 yrs         7 yrs         7 yrs
Expected volatility                       28.35%        26.07%        25.73%

The weighted average per share fair values of options granted in 2002, 2001, and 2000 were $7.73, $7.06, and $6.34, respectively. The annual expense allocation methodology prescribed by SFAS 123 attributes a higher percentage of the reported expense to earlier years than to later years, resulting in an accelerated expense recognition for proforma disclosure purposes.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents are considered to include cash and due from banks, interest-bearing deposits in other financial institutions, and federal funds sold and securities purchased under agreements to resell.

Per Share Computations

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options. Also see Notes 12 and 20.

Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144") which supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," ("Opinion 30") for the disposal of a segment of a business. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the asset. SFAS 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. The Corporation adopted SFAS 144 on January 1, 2002, as required. The adoption did not have a material effect on the Corporation's financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Corporation is required to adopt the provisions of SFAS 146 for exit or disposal activities initiated after December 31, 2002. The adoption is not expected to be material to the Corporation's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123" ("SFAS 148"). SFAS 148 permits two additional transition methods for entities that adopt the fair value based method of accounting for stock-based employee compensation. The Statement also requires new disclosures about the ramp-up effect of stock-based employee compensation on reported results, and requires that those effects be disclosed more prominently by specifying the form, content, and location of those disclosures. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Corporation's accounting method for stock-based compensation is stated above in
Note 1. The Corporation has not decided yet if it will adopt a change to the fair value based method of accounting.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), an interpretation of FASB Statements No. 5, 57, and 107, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation expands the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying instrument that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in a special purpose entity, and guarantees of a company's own future performance. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS 133, a parent's guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance not price. The disclosure requirements of FIN 45 are effective for the Corporation as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Significant guarantees that have been entered into by the

Corporation are disclosed in Note 11 and Note 15. The Corporation does not expect the requirements of FIN 45 to have a material impact on the results of operations, financial position, or liquidity.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify a variable interest entity and determine when the assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the variable interest entity is such that the company will absorb a majority of the variable interest entity's losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation are effective upon issuance. The Corporation is currently assessing the impact, if any, the interpretation will have on results of operations, financial position, or liquidity.

NOTE 2 BUSINESS COMBINATION:

There was one business combination during 2002 and none during 2001 and 2000. The acquisition was accounted for under the purchase method of accounting; thus, the results of operations prior to the consummation date were not included in the accompanying consolidated financial statements. Goodwill, core deposit intangibles, and other purchase accounting adjustments were recorded upon the consummation of the purchase acquisition where the purchase price exceeded the fair value of net assets acquired.

On February 28, 2002, the Corporation consummated its acquisition of 100% of the outstanding common shares of Signal Financial Corporation ("Signal"), a financial holding company headquartered in Mendota Heights, Minnesota. Signal operated banking branches in nine locations in the Twin Cities and Eastern Minnesota. As a result of the acquisition, the Corporation expanded its Minnesota presence, particularly in the Twin Cities area.

The Signal transaction was consummated through the issuance of approximately 4.1 million shares of common stock and $58.4 million in cash for a purchase price of $192.5 million. The value of the shares was determined using the closing stock price of the Corporation's stock on September 10, 2001, the initiation date of the transaction.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition.

                                                      $ in Millions
                                                     ----------------

Investment securities available for sale                 $  163.8
Loans                                                       760.0
Allowance for loan losses                                   (12.0)
Other assets                                                118.1
Intangible asset                                              5.6
Goodwill                                                    119.7
                                                         ---------
  Total assets acquired                                  $1,155.2
                                                         =========

Deposits                                                 $  784.8
Borrowings                                                  165.5
Other liabilities                                            12.4
                                                         ---------
  Total liabilities assumed                              $  962.7
                                                         ---------
Net assets acquired                                      $  192.5
                                                         =========

The intangible asset represents a core deposit intangible with a ten-year estimated life. The $119.7 million of goodwill was assigned to the banking segment during first quarter of 2002, as part of the adoption of SFAS 142.

The following represents supplemental pro forma disclosure required by SFAS No. 141, "Business Combinations," of total revenue, net income, and earnings per share as though the business combination had been completed at the beginning of the earliest comparable period.

                                                    Year ended December 31,
                                                      2002           2001
                                                  --------------------------
                                                   (In Thousands, except per
                                                          share data)

Total revenue                                       $731,398       $673,363
Net income                                           209,829        190,444
Basic earnings per share                                2.78           2.48
Diluted earnings per share                              2.75           2.45

NOTE 3 RESTRICTIONS ON CASH AND DUE FROM BANKS:

The Corporation's bank subsidiaries are required to maintain certain vault cash and reserve balances with the Federal Reserve Bank to meet specific reserve requirements. These requirements approximated $36.6 million at December 31, 2002. NOTE 4 INVESTMENT SECURITIES:

The amortized cost and fair values of securities available for sale at December 31, 2002 and 2001, were as follows:

                                                                               2002
                                                 --------------------------------------------------------
                                                                    Gross           Gross
                                                                  Unrealized      Unrealized
                                                   Amortized       Holding         Holding        Fair
                                                     Cost           Gains           Losses        Value
                                                 --------------------------------------------------------
                                                                        ($ in Thousands)
U. S. Treasury securities                        $   44,967      $    915        $   ---      $   45,882
Federal agency securities                           222,787        11,143            ---         233,930
Obligations of state and political
subdivisions                                        851,710        52,316             (3)        904,023
Mortgage-related securities                       1,672,542        33,491           (797)      1,705,236
Other securities (debt and equity)                  440,126        33,473             (1)        473,598
                                                 --------------------------------------------------------
Total securities available for sale              $3,232,132      $131,338        $  (801)     $3,362,669
                                                 ========================================================

                                                                               2001
                                                 --------------------------------------------------------
                                                                    Gross           Gross
                                                                 Unrealized      Unrealized
                                                   Amortized       Holding         Holding        Fair
                                                     Cost           Gains          Losses         Value
                                                 --------------------------------------------------------
                                                                        ($ in Thousands)
U. S. Treasury securities                        $   15,071      $     91        $   (47)     $   15,115
Federal agency securities                           196,175         8,469            ---         204,644
Obligations of state and political
subdivisions                                        847,887        13,755            (39)        861,603
Mortgage-related securities                       1,642,851        31,496            (24)      1,674,323
Other securities (debt and equity)                  414,399        26,937            ---         441,336
                                                 --------------------------------------------------------
Total securities available for sale              $3,116,383      $ 80,748        $  (110)     $3,197,021
                                                 ========================================================

Under SFAS No. 133, the Corporation was allowed a one-time opportunity to reclassify investment securities from held to maturity to available for sale. Thus, on January 1, 2001, the Corporation reclassified all its held to maturity securities to available for sale. The amortized cost and fair value of the securities transferred were $369 million and $373 million, respectively.

The amortized cost and fair values of investment securities available for sale at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                            2002
                                                 --------------------------
                                                  Amortized        Fair
                                                    Cost           Value
                                                 --------------------------
                                                      ($ in Thousands)
Due in one year or less                          $  214,645     $  218,272
Due after one year through five years               566,593        601,608
Due after five years through ten years              345,142        363,823
Due after ten years                                 286,588        306,747
                                                 --------------------------
Total debt securities                             1,412,968      1,490,450
Mortgage-related securities                       1,672,542      1,705,236
Equity securities                                   146,622        166,983
                                                 --------------------------
Total securities available for sale              $3,232,132     $3,362,669
                                                 ==========================

Total proceeds and gross realized gains and losses from sale of securities available for sale for each of the three years ended December 31 were:

                                          2002          2001          2000
                                        -------------------------------------
                                                  ($ in Thousands)
Proceeds                                $27,793      $135,627      $648,359
Gross gains                                 374         1,322         2,889
Gross losses                               (801)         (604)      (10,538)

Pledged securities with a carrying value of approximately $1.8 billion and $1.6 billion at December 31, 2002, and December 31, 2001, respectively, were pledged to secure certain deposits, Federal Home Loan Bank advances, or for other purposes as required or permitted by law.

NOTE 5 LOANS:

Loans at December 31 are summarized below.

                                                       2002          2001
                                                   --------------------------
                                                       ($ in Thousands)

Commercial, financial, and agricultural            $ 2,213,986    $1,783,300
Real estate construction                               910,581       797,734
Commercial real estate                               3,128,826     2,630,964
Lease financing                                         38,352        11,629
                                                   --------------------------
  Commercial                                         6,291,745     5,223,627
Residential mortgage                                 2,430,746     2,524,199
Home equity                                            864,631       609,254
                                                   --------------------------
  Residential real estate                            3,295,377     3,133,453
Consumer                                               716,103       662,784
                                                   --------------------------
   Total loans                                     $10,303,225    $9,019,864
                                                   ==========================

A summary of the changes in the allowance for loan losses for the years indicated is as follows:

                                              2002         2001         2000
                                           -----------------------------------
                                                     ($ in Thousands)

Balance at beginning of year               $128,204     $120,232     $113,196
Balance related to acquisition               11,985          ---          ---
Decrease from sale of credit card
  receivables                                   ---          ---       (4,216)
Provision for loan losses                    50,699       28,210       20,206
Charge-offs                                 (32,179)     (22,639)     (11,155)
Recoveries                                    3,832        2,401        2,201
                                           -----------------------------------
   Net charge-offs                          (28,347)     (20,238)      (8,954)
                                           -----------------------------------
Balance at end of year                     $162,541     $128,204     $120,232
                                           ===================================

The following table presents nonperforming loans at December 31:

                                                           December 31,
                                                     -----------------------
                                                       2002           2001
                                                     -----------------------
                                                         ($ in Thousands)

Nonaccrual loans                                     $94,132        $48,238
Accruing loans past due 90 days or more                3,912          3,649
Restructured loans                                     1,258            238
                                                     -----------------------
   Total nonperforming loans                         $99,302        $52,125
                                                     =======================

Management has determined that commercial, financial, and agricultural loans and commercial real estate loans that have nonaccrual status or have had their terms restructured are impaired loans. The following table presents data on impaired loans at December 31:
                                                       2002           2001
                                                     -----------------------
                                                         ($ in Thousands)

Impaired loans for which an allowance
  has been provided                                  $32,539        $10,140
Impaired loans for which no allowance
  has been provided                                   43,638         17,720
                                                     -----------------------
Total loans determined to be impaired                $76,177        $27,860
                                                     =======================

Allowance for loan losses related to
  impaired loans                                     $19,579        $ 6,445
                                                     =======================

                                              2002         2001         2000
                                            ----------------------------------
For the years ended December 31:                     ($ in Thousands)
Average recorded investment in
  impaired loans                            $60,247      $28,319      $18,650
                                            ==================================
Cash basis interest income recognized
  from impaired loans                       $ 3,849      $ 1,795      $ 1,623
                                            ==================================

The Corporation has granted loans to their directors, executive officers, or their related subsidiaries. These loans were made on substantially the same terms, including rates and collateral, as those prevailing at the time for comparable transactions with other unrelated customers, and do not involve more than a normal risk of collection. These loans to related parties are summarized as follows:

                                                                    2002
                                                            ------------------
                                                             ($ in Thousands)
Balance at beginning of year                                     $ 46,845
New loans                                                          44,353
Repayments                                                        (58,576)
Changes due to status of executive officers and directors             432
                                                                 ---------

Balance at end of year                                           $ 33,054
                                                                 =========

The Corporation serves the credit needs of its customers by offering a wide variety of loan programs to customers, primarily in Wisconsin, Illinois, and Minnesota. The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2002, no significant concentrations existed in the Corporation's loan portfolio in excess of 10% of total loans.

NOTE 6 GOODWILL AND OTHER INTANGIBLE ASSETS:

Upon the adoption of SFAS 142 and SFAS 147 effective January 1, 2002, the Corporation had unamortized goodwill in the amount of $92.4 million. The change in the carrying amount of goodwill was as follows.

Goodwill                                                2002         2001
--------                                             ----------------------
                                                        ($ in Thousands)
Balance at beginning of year                         $ 92,397      $98,908
  Goodwill acquired                                   119,715          ---
  Goodwill amortization                                   ---       (6,511)
                                                     ----------------------
Balance at end of year                               $212,112      $92,397
                                                     ======================

Goodwill amortization expense was zero for the year ended December 31, 2002, $6.5 million for the year ended December 31, 2001, and $6.6 million for the year ended December 31, 2000. See Note 20 for the disclosure of net income and per share amounts excluding goodwill amortization, net of any income tax effects, due to the adoption of SFAS 142 and SFAS 147 in 2002. Goodwill is assigned to the Corporation's banking segment.

At January 1, 2002, the Corporation had other intangible assets consisting of core deposit intangibles of $5.9 million and mortgage servicing rights of $32.1 million that continue to be amortized. The other intangible assets are assigned to the Corporation's banking segment. The change in the carrying amount of core deposit intangibles, gross carrying amount, accumulated amortization, and net book value was as follows.

Core deposit intangibles                                2002         2001
------------------------                             ----------------------
                                                        ($ in Thousands)
Balance at beginning of year                         $  5,925      $ 7,792
  Core deposit intangibles acquired                     5,600          ---
  Amortization                                         (2,283)      (1,867)
                                                     ----------------------
Balance at end of period                             $  9,242      $ 5,925
                                                     ======================
Gross carrying amount                                $ 28,165      $22,565
Accumulated amortization                              (18,923)     (16,640)
                                                     ----------------------
Net book value                                       $  9,242      $ 5,925
                                                     ======================

A summary of changes in the balance of mortgage servicing rights and the mortgage servicing rights valuation allowance was as follows:

Mortgage servicing rights                               2002         2001
-------------------------                            -----------------------
                                                         ($ in Thousands)
Balance at beginning of year                         $ 32,066      $ 36,269
  Additions                                            30,730        20,920
  Sales of mortgage servicing rights                      ---        (5,136)
  Amortization                                        (12,831)       (9,267)
  Change in valuation allowance                       (17,642)      (10,720)
                                                     -----------------------
Balance at end of year                               $ 32,323      $ 32,066
                                                     =======================

Mortgage servicing rights valuation allowance
---------------------------------------------
Balance at beginning of year                         $(10,720)     $    ---
  Additions                                           (17,642)      (10,720)
                                                     -----------------------
Balance at end of year                               $(28,362)     $(10,720)
                                                     =======================

At December 31, 2002, the Corporation was servicing 1- to 4- family residential mortgage loans owned by other investors with balances totaling $5.44 billion compared to $5.23 billion and $5.50 billion at December 31, 2001 and 2000, respectively. The fair value of servicing was approximately $32.3 million (representing 59 bp of loans serviced) at December 31, 2002 compared to $32.1 million (representing 61 bp of loans serviced) at December 31, 2001. During 2001, the Corporation sold $812 million of loans serviced with an unamortized cost of $5.1 million, for a net gain of $4.3 million.

Core deposit intangible amortization was $2.3 million, $1.9 million, and $2.3 million for the years ended December 31, 2002, 2001, and 2000, respectively. Mortgage servicing rights expense, which includes the amortization of the mortgage servicing rights and increases or decreases to the valuation allowance associated with the mortgage servicing rights, was $30.5 million, $20.0 million, and $9.4 million for the years ended December 31, 2002, 2001, and 2000, respectively. The following table shows the estimated future amortization expense for amortizing intangible assets. The projections of amortization expense for the next five years are based on existing asset balances and the existing interest rate environment as of December 31, 2002. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon changes in mortgage interest rates, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

Estimated amortization expense
                                       Core Deposit Intangible     Mortgage Servicing Rights
                                     --------------------------- ------------------------------
Year ending December 31,                                 ($ in Thousands)
2003                                          $2,076                        $13,959
2004                                           1,734                         10,080
2005                                           1,264                          5,420
2006                                           1,162                          1,993
2007                                           1,060                            752
                                     ==========================================================

NOTE 7 PREMISES AND EQUIPMENT:

A summary of premises and equipment at December 31 is as follows:

                                                                            2002                          2001
                                                        --------------------------------------------- ------------
                                           Estimated                     Accumulated      Net Book      Net Book
                                          Useful Lives      Cost        Depreciation       Value          Value
                                          ------------- ------------- ----------------- ------------- ------------
                                                                      ($ in Thousands)
Land                                          ---          $ 27,496     $     ---        $ 27,496       $ 25,066
Land improvements                         3 - 20 years        2,926         2,192             734            734
Buildings                                 5 - 40 years      147,093        72,705          74,388         62,384
Computers                                 3 - 5 years        35,957        31,753           4,204          6,882
Furniture, fixtures and other equipment   3 - 20 years      107,661        87,484          20,177         18,243
Leasehold improvements                    5 - 30 years       15,903        10,189           5,714          6,219
                                                           -------------------------------------------------------
     Total premises and equipment                          $337,036     $ 204,323        $132,713       $119,528
                                                           =======================================================

Depreciation and amortization of premises and equipment totaled $17.0 million in 2002, $16.2 million in 2001, and $17.1 million in 2000.

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

                                ($ in Thousands)
2003                                                            $ 5,211
2004                                                              4,836
2005                                                              3,952
2006                                                              3,237
2007                                                              2,928
Thereafter                                                       12,736
                                                                 ------
Total                                                           $32,900
                                                                =======

Total rental expense under leases, net of sublease income, totaled $8.3 million in 2002, $7.3 million in 2001, and $7.1 million in 2000.

NOTE 8 DEPOSITS:

The distribution of deposits at December 31 is as follows.

                                                         2002          2001
                                                     -------------------------
                                                          ($ in Thousands)

Noninterest-bearing demand deposits                  $1,773,699    $1,425,109
Savings deposits                                        895,855       801,648
Interest-bearing demand deposits                      1,468,193       922,164
Money market deposits                                 1,754,313     1,814,098
Brokered certificates of deposit                        233,650       290,000
Other time deposits                                   2,999,142     3,359,592
                                                     -------------------------
  Total deposits                                     $9,124,852    $8,612,611
                                                     =========================

Time deposits of $100,000 or more were $856 million and $994 million at December 31, 2002 and 2001, respectively. Aggregate annual maturities of all time deposits at December 31, 2002, are as follows:

Maturities During Year Ending December 31,                   ($ in Thousands)
------------------------------------------                  ------------------
2003                                                            $1,818,027
2004                                                               706,276
2005                                                               450,564
2006                                                                74,672
2007                                                               165,960
Thereafter                                                          17,293
                                                                ----------
Total                                                           $3,232,792
                                                                ==========

NOTE 9 SHORT-TERM BORROWINGS:

Short-term borrowings at December 31 are as follows:

                                                         2002          2001
                                                     -------------------------
                                                         ($ in Thousands)
Federal funds purchased and securities
  sold under agreements to repurchase                $2,240,286    $1,691,152
Federal Home Loan Bank advances                         100,000       300,000
Treasury, tax, and loan notes                            38,450       645,047
Other borrowed funds                                     10,871         7,652
                                                     -------------------------
  Total short-term borrowings                        $2,389,607    $2,643,851
                                                     =========================

Included in short-term borrowings are Federal Home Loan Bank advances with original maturities of less than one year. The treasury, tax, and loan notes are demand notes representing secured borrowings from the U.S. Treasury, collateralized by qualifying securities and loans.

At December 31, 2002, the parent company had $100 million of established lines of credit with various nonaffiliated banks, which was not drawn on at December 31, 2002. Borrowings under these lines accrue interest at short-term market rates. Under the terms of the credit agreement, a variety of advances and interest periods may be selected by the parent company. During 2000, a $200 million commercial paper program was initiated, of which, no amounts were outstanding at December 31, 2002 or 2001.

NOTE 10 LONG-TERM DEBT:

Long-term debt (debt with original contractual maturities greater than one year) at December 31 is as follows:

                                                         2002         2001
                                                     -------------------------
                                                         ($ in Thousands)
Federal Home Loan Bank advances (2.29% to
  6.81%, fixed rate, maturing in 2003
  through 2017 for 2002, and 3.46% to
  6.81%, fixed rate, maturing in 2002
  through 2014 for 2001)                             $  964,931    $  715,993
Bank notes (1)                                          400,000       200,000
Bank notes (3.70% fixed rate, maturing in 2007)         100,000           ---
Subordinated debt, net (2)                              208,356       181,882
Repurchase agreements (1.28% to 3.65%, fixed rate,
   maturing in 2004 through 2005)                       226,175           ---
Other borrowed funds                                      7,383         5,520
                                                      ------------------------
  Total long-term debt                               $1,906,845    $1,103,395
                                                     =========================

(1) On April 4, 2001, the Corporation issued $200 million of variable rate bank notes that mature on April 10, 2003. The April notes reprice quarterly at LIBOR plus 22 basis points ("bp") and was 1.99% at December 31, 2002. On May 16, 2002, the Corporation issued an additional $50 million of variable rate bank notes that mature on November 17, 2003. The May notes reprice quarterly at LIBOR plus 25 bp and was 1.67% at December 31, 2002. On December 19, 2002, the Corporation issued $150 million of variable rate bank notes that mature on December 10, 2004. The December notes reprice quarterly at LIBOR plus 10 bp and was 1.51% at December 31, 2002.

(2) On August 6, 2001, the Corporation issued $200 million of subordinated debt. This debt was issued at a discount, has a fixed interest rate of 6.75% and matures on August 15, 2011. During 2001, the Corporation entered into a fair value hedge to hedge the interest rate risk on the subordinated debt. As of December 31, 2002 and 2001, the fair value of the hedge was a $9.6 million gain and a $16.7 million loss, respectively. The subordinated debt qualifies under the risk-based capital guidelines as Tier 2 supplementary capital for regulatory purposes.

The table below summarizes the maturities of the Corporation's long-term debt at December 31, 2002:

Year                                                    ($ in Thousands)
----                                                    ----------------
2003                                                       $  552,243
2004                                                          776,325
2005                                                          200,000
2006                                                              ---
2007                                                          100,000
Thereafter                                                    278,277
                                                            ----------

Total long-term debt                                       $1,906,845
                                                           ===========

Under agreements with the Federal Home Loan Banks of Chicago and Des Moines, Federal Home Loan Bank advances (short-term and long-term) are secured by the subsidiary banks' qualifying mortgages (such as residential mortgage, residential mortgage loans held for sale, home equity, and commercial real estate) and by specific investment securities for certain Federal Home Loan Bank advances.

Note 11 COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES:

On May 30, 2002, ASBC Capital I (the "ASBC Trust"), a Delaware business trust wholly owned by the Corporation, completed the sale of $175 million of 7.625% preferred securities (the "Preferred Securities"). The Preferred Securities are traded on the New York Stock Exchange under the symbol ABW PRA. The ASBC Trust used the proceeds from the offering to purchase a like amount of 7.625% Junior Subordinated Debentures (the "Debentures") of the Corporation. The Debentures are the sole assets of the ASBC Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements.

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

The Preferred Securities are mandatorily redeemable upon the maturity of the Debentures on June 15, 2032 or upon earlier redemption as provided in the Indenture. The Corporation has the right to redeem the Debentures on or after May 30, 2007.

The Preferred Securities qualify under the risk-based capital guidelines as Tier 1 capital for regulatory purposes. The Corporation used the proceeds from the sales of the Debentures for general corporate purposes. Also, during May 2002, the Corporation entered into a fair value hedge to hedge the interest rate risk on the Debentures. As of December 31, 2002, the fair value of the hedge was a $15.1 million gain. Given the fair value hedge, the Preferred Securities are carried on the balance sheet at fair value.

Signal on January 16, 1997 formed United Capital Trust I (the "UCTI Trust"), a Delaware business trust wholly owned by the Corporation, and completed the sale of $11 million of 9.75% preferred securities (the "9.75% Preferred Securities"). The UCTI Trust used the proceeds from the offering to purchase a like amount of 9.75% Junior Subordinated Debentures (the "9.75% Debentures") of the Corporation. The 9.75% Preferred Securities were mandatorily redeemable upon the maturity of the 9.75% Debentures, on January 15, 2027 or upon earlier redemption as provided in the Indenture. The Corporation had the right to redeem the 9.75% Debentures on or after January 15, 2002. On June 20, 2002, the Corporation exercised this right and called the 9.75% Debentures for redemption.

Note 12 Stockholders' Equity:

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

At December 31, 2002, subsidiary net assets equaled $1.4 billion, of which approximately $176.4 million could be transferred to the Corporation in the form of cash dividends without prior regulatory approval, subject to the capital needs of each subsidiary.

The Board of Directors has authorized management to repurchase shares of the Corporation's common stock each quarter in the market, to be made available for issuance in connection with the Corporation's employee incentive plans and for other corporate purposes. For the Corporation's employee incentive plans, the Board of Directors authorized the repurchase of up to 1.6 million shares (400,000 shares per quarter) in 2002 and 1.3 million shares (330,000 shares per quarter) in 2001. Of these authorizations, approximately 1,255,000 shares were repurchased for $43.3 million during 2002 (with approximately 955,000 shares reissued in connection with stock options exercised), and 880,000 shares were repurchased for $26.7 million in 2001 (with approximately 271,000 shares reissued for options exercised). Additionally, under two separate actions in 2000, the Board of Directors authorized the repurchase and cancellation of the Corporation's outstanding shares, not to exceed approximately 7.3 million shares on a combined basis. Under these authorizations, approximately 1.3 million shares were repurchased for $44.0 million during 2002 at an average cost of $32.69 per share, while during 2001 approximately 251,000 shares were repurchased for $7.7 million at an average cost of $30.80 per share. At December 31, 2002, approximately 2.1 million shares remain authorized to repurchase. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities.

The Board of Directors approved the implementation of a broad-based stock option grant effective July 28, 1999. This stock option grant provided all qualifying employees with an opportunity and an incentive to buy shares of the Corporation and align their financial interest with the growth in value of the Corporation's shares. These options have 10-year terms, fully vest in two years, and have exercise prices equal to 100% of market value on the date of grant. As of December 31, 2002, approximately 1.8 million shares remain available for granting.

In January 2002, the Board of Directors, with subsequent approval of the Corporation's shareholders, approved an amendment, increasing the number of shares available to be issued by an additional 3.3 million shares, to the Amended and Restated Long-Term Incentive Stock Plan ("Stock Plan"). The Stock Plan was adopted by the Board of Directors and originally approved by shareholders in 1987 and amended in 1994, 1997, and 1998. Options are generally exercisable up to 10 years from the date of grant and vest over two to three years. As of December 31, 2002, approximately 3.8 million shares remain available for grants.

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

                                             2002                            2001                             2000
                                 ------------------------------------------------------------------------------------------------
                                    Options     Weighted Average    Options     Weighted Average     Options    Weighted Average
                                  Outstanding   Exercise Price    Outstanding    Exercise Price    Outstanding   Exercise Price
                                 ------------------------------------------------------------------------------------------------
Outstanding, January 1             4,020,017        $26.10         3,639,292         $24.85         3,527,138        $23.59
Granted                              765,290         31.93           772,090          29.36           756,833         25.07
Options from acquisition           1,076,460         14.15               ---            ---               ---           ---
Exercised                           (979,785)        16.90          (275,363)         17.19          (387,189)        10.04
Forfeited                           (133,488)        30.09          (116,002)         29.56          (257,490)        31.24
                                 ------------------------------------------------------------------------------------------------
Outstanding, December 31           4,748,494        $26.12         4,020,017         $26.10         3,639,292        $24.85
                                 ================================================================================================
Options exercisable at year-end    3,373,253                       2,649,051                        1,693,233
                                 ================================================================================================

The following table summarizes information about the Corporation's stock options outstanding at December 31, 2002:

                                      Options       Weighted Average         Remaining          Options       Weighted Average
                                    Outstanding      Exercise Price        Life (Years)       Exercisable      Exercise Price
                                  -----------------------------------------------------------------------------------------------
Range of Exercise Prices:
$ 8.90 - $11.42                        184,187           $ 9.89                2.00              184,187            $ 9.89
$13.13 - $14.93                        415,570            14.43                4.06              415,570             14.43
$15.98 - $19.80                        289,264            17.67                5.24              289,264             17.67
$20.32 - $23.28                        437,566            22.02                3.50              433,029             22.02
$25.05 - $29.20                      1,674,672            26.72                7.16            1,077,053             26.01
$31.49 - $34.45                      1,747,235            32.47                7.36              974,150             32.89
                                  -----------------------------------------------------------------------------------------------
TOTAL                                4,748,494           $26.12                6.30            3,373,253            $24.46
                                  ===============================================================================================

The pro forma disclosures required under SFAS 123, as amended by SFAS 148, are included in Note 1.

NOTE 13 RETIREMENT PLANS:

The Corporation has a noncontributory defined benefit retirement plan (the "Plan") covering substantially all full-time employees. The benefits are based primarily on years of service and the employee's compensation paid. The Corporation's funding policy is consistent with the funding requirements of federal law and regulations.

The following tables set forth the Plan's funded status and net periodic benefit cost:

                                                        2002         2001
                                                     -----------------------
                                                         ($ in Thousands)
Change in Fair Value of Plan Assets
Fair value of plan assets at beginning of year       $ 32,336      $ 34,681
Actual loss on plan assets                             (3,784)       (1,907)
Employer contributions                                 19,489         3,138
Gross benefits paid                                    (2,612)       (3,576)
                                                     -----------------------
  Fair value of plan assets at end of year           $ 45,429      $ 32,336
                                                     =======================
Change in Benefit Obligation
Net benefit obligation at beginning of year          $ 45,767      $ 40,908
Service cost                                            4,582         3,950
Interest cost                                           3,257         2,889
Plan amendments                                           206           ---
Actuarial loss                                          3,264         1,596
Gross benefits paid                                    (2,612)       (3,576)
                                                     -----------------------
  Net benefit obligation at end of year              $ 54,464      $ 45,767
                                                     =======================
Funded Status
Deficit of plan assets under benefit obligation      $ (9,035)     $(13,431)
Unrecognized net actuarial loss                        18,046         7,034
Unrecognized prior service cost                           663           532
Unrecognized net transition asset                      (1,060)       (1,383)
                                                     -----------------------
  Net prepaid asset (accrued liability) at end
  of year in the balance sheet                       $  8,614      $ (7,248)
                                                     =======================
Weighted average assumptions as of December 31:
Discount rate                                            6.75%         7.25%
Rate of increase in compensation levels                  5.00          5.00
                                                     =======================


                                                    2002      2001      2000
                                                  ----------------------------
                                                        ($ in Thousands)
Components of  Net Periodic Benefit Cost
Service cost                                      $ 4,582   $ 3,950   $ 3,576
Interest cost                                       3,257     2,889     2,858
Expected return on plan assets                     (3,963)   (3,474)   (3,134)
Amortization of:
  Transition asset                                   (323)     (324)     (324)
  Prior service cost                                   74        63        62
  Actuarial gain                                      ---       ---       (36)
                                                  ----------------------------
Total net periodic benefit cost                   $ 3,627   $ 3,104   $ 3,002
                                                  ============================

Weighted average assumptions at beginning
  of year used in cost calculations:
Discount rate                                        7.25%     7.50%     7.75%
Rate of increase in compensation levels              5.00      5.00      5.00
Expected long-term rate of return on plan assets     9.00      9.00      9.00
                                                   ===========================

The Corporation and its subsidiaries also have a Profit Sharing/Retirement Savings Plan (the "plan"). The Corporation's contribution is determined annually by the Administrative Committee of the Board of Directors, based in part on performance-based formulas provided in the plan. Total expense related to contributions to the plan was $11.8 million, $10.5 million, and $6.1 million in 2002, 2001, and 2000, respectively.

An additional pension obligation is required when the accumulated benefit obligation exceeds the sum of the fair value of plan assets and the accrued pension expense. At December 31, 2002, the Corporation's additional pension obligation was $16.1 million, of which $9.2 million was included as a reduction in accumulated other comprehensive income, net of tax benefit of $6.2 million, and $0.7 million was included as an intangible asset as part of other assets in the consolidated balance sheet. At December 31, 2001, the Corporation's additional pension obligation was $4.2 million, of which $2.2 million was included as a reduction in accumulated other comprehensive income, net of tax benefit of $1.5 million, and $0.5 million was included as an intangible asset in other assets.

NOTE 14 INCOME TAXES:

The current and deferred amounts of income tax expense (benefit) are as follows:

                                                    Years ended December 31,
                                                  -----------------------------
                                                    2002      2001      2000
                                                  -----------------------------
                                                        ($ in Thousands)
Current:
  Federal                                         $ 99,730  $ 54,726  $ 73,885
  State                                                755       113     1,889
                                                  -----------------------------
Total current                                      100,485    54,839    75,774
Deferred:
  Federal                                          (16,214)   14,947   (11,640)
  State                                              1,336     1,701    (2,296)
                                                  -----------------------------
Total deferred                                     (14,878)   16,648   (13,936)
                                                  -----------------------------
Total income tax expense                          $ 85,607   $71,487  $ 61,838
                                                  =============================

Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities resulted in deferred taxes. Deferred tax assets and liabilities at December 31 are as follows:

                                                        2002          2001
                                                     -----------------------
                                                         ($ in Thousands)
Gross deferred tax assets:
  Allowance for loan losses                          $ 68,496      $ 53,484
  Accrued liabilities                                   6,756         5,664
  Deferred compensation                                 8,984         6,848
  Securities valuation adjustment                       9,652         9,090
  Deposit base intangible                               4,206         4,127
  Mortgage banking activity                             1,265           ---
  Benefit of tax loss carryforwards                    15,259        14,998
  Other                                                 6,578         7,475
                                                     -----------------------
Total gross deferred tax assets                       121,196       101,686
Valuation adjustment for deferred tax assets          (12,159)      (12,163)
                                                     -----------------------
                                                      109,037        89,523
Gross deferred tax liabilities:
  Real estate investment trust income                  40,485        45,812
  Mortgage banking activity                               ---         3,441
  Deferred loan fee income and other loan
    yield adjustment                                    6,760         5,301
  State income taxes                                   13,167        10,126
  Other                                                 7,829         5,948
                                                     -----------------------
Total gross deferred tax liabilities                   68,241        70,628
                                                     -----------------------
Net deferred tax assets                                40,796        18,895
Tax effect of unrealized gain related
  to available for sale securities                    (48,879)      (29,245)
Tax effect of unrealized loss related
  to derivative instruments                             9,326         1,411
Tax effect of additional pension obligation             6,167         1,485
                                                     -----------------------
                                                      (33,386)      (26,349)
                                                     -----------------------
Net deferred tax assets (liabilities)
  including tax effected items                       $  7,410       $(7,454)
                                                     =======================

Components of the 2001 deferred tax assets have been adjusted to reflect the filing of corporate income tax returns.

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

At December 31, 2002, the Corporation had state net operating losses of $204 million and federal net operating losses of $1.7 million that will expire in the years 2003 through 2017.

The effective income tax rate differs from the statutory federal tax rate. The major reasons for this difference are as follows:

                                                    2002      2001      2000
                                                   ---------------------------
Federal income tax rate at statutory rate           35.0%     35.0%     35.0%
Increases (decreases) resulting from:
 Tax-exempt interest and dividends                  (4.6)     (5.1)     (5.0)
 State income taxes (net of federal income
   taxes)                                            0.5       0.5      (0.1)
 Increase in cash surrender value of life
   insurance                                        (1.6)     (1.8)     (1.9)
   Other                                            (0.4)     (0.1)     (1.1)
                                                   ---------------------------
  Effective income tax rate                         28.9%     28.5%     26.9%
                                                   ===========================

A savings bank acquired by the Corporation in 1997 qualified under provisions of the Internal Revenue Code that permitted it to deduct from taxable income an allowance for bad debts that differed from the provision for such losses charged to income for financial reporting purposes. Accordingly, no provision for income taxes has been made for $79.2 million of retained income at December 31, 2002. If income taxes had been provided, the deferred tax liability would have been approximately $31.8 million.

NOTE 15 COMMITMENTS, OFF-BALANCE SHEET RISK, AND CONTINGENT LIABILITIES:

Commitments and Off-Balance Sheet Risk
The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage its own exposure to interest rate risk. These financial instruments include lending-related commitments.

Lending-related Commitments
Off-balance sheet lending-related commitments include commitments to extend credit, commitments to originate residential mortgage loans held for sale, commercial letters of credit, and standby letters of credit. These financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed, and thus are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and is not material at December 31, 2002 and 2001. Commitments to extend credit are agreements to lend to customers at predetermined interest rates as long as there is no violation of any condition established in the contracts. Commercial and standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and the third party, while standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The following is a summary of lending-related off-balance sheet financial instruments at December 31:

                                                        2002          2001
                                                     -----------------------
                                                         ($ in Thousands)
Commitments to extend credit,
  excluding commitments to originate
  mortgage loans                                     $3,559,497    $2,598,170
Commitments to originate residential
  mortgage loans held for sale                          550,114       590,843
                                                     ------------------------
  Total commitments to extend credit                  4,109,611     3,189,013
Commercial letters of credit                             59,186        79,980
Standby letters of credit                               267,858       189,996
Loans sold with recourse                                  1,387         1,941
Forward commitments to sell residential
  mortgage loans                                        538,300       650,500

For commitments to extend credit, commitments to originate residential mortgage loans held for sale, commercial letters of credit, and standby letters of credit, the Corporation's associated credit risk is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. The Corporation's exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of those instruments. The commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

All loans currently sold to others are sold on a nonrecourse basis with the servicing rights of these loans retained by the Corporation. At December 31, 2002 and 2001, $1.4 million and $1.9 million, respectively, of the serviced loans were previously sold with recourse, the majority of which is either federally-insured or federally-guaranteed.

Under SFAS 133, commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are defined as derivatives and are therefore required to be recorded on the consolidated balance sheet at fair value. The Corporation's derivative and hedging activity, as defined by SFAS 133, is further summarized in Note 16. The commitments to originate residential mortgage loans held for sale ("pipeline loans") of approximately $550.1 million and $590.8 million at December 31, 2002 and 2001, respectively, generally contain terms not exceeding 90 days. Adverse market interest rate changes between the time a customer receives a rate-lock commitment and the time the loan is sold to an investor can erode the value of that mortgage. Therefore, the Corporation uses forward commitments to sell residential mortgage loans to reduce its exposure to market risk resulting from changes in interest rates which could alter the underlying fair value of mortgage loans held for sale and pipeline loans. The fair value of the pipeline loans and the forward commitments at December 31, 2002 and 2001, was a net gain of $5.0 million and $4.1 million, respectively. Also, the Corporation had $305.8 million and $301.7 million of mortgage loans held for sale in the consolidated balance sheets at December 31, 2002 and 2001, respectively. The mortgage loans held for sale are carried on the consolidated balance sheet at the lower of cost or fair value, with fair value determined based on the fixed prices of the forward commitments or quoted market prices on uncommitted mortgage loans held for sale.

Contingent Liabilities
There are legal proceedings pending against the Corporation in the ordinary course of business. Although litigation is subject to many uncertainties and the ultimate exposure with respect to these matters cannot be ascertained, management believes, based upon discussions with legal counsel, that the Corporation has meritorious defenses, and any ultimate liability would not have a material adverse affect on the consolidated financial position or results of operations of the Corporation.

NOTE 16 DERIVATIVE AND HEDGING ACTIVITIES:

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

The Corporation uses derivative instruments primarily to hedge the variability in interest payments or protect the value of certain assets and liabilities recorded on its consolidated balance sheet from changes in interest rates. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. Because the contract or notional amount does not represent amounts exchanged by the parties, it is not a measure of loss exposure related to the use of derivatives nor of exposure to liquidity risk. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. As the Corporation generally enters into transactions only with high quality counterparties, no losses with counterparty nonperformance on derivative financial instruments has occurred. Further, the Corporation obtains collateral and uses master netting arrangements when available. To mitigate counterparty risk, interest rate swap agreements generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds a certain threshold. The threshold limits are determined from the credit ratings of each counterparty. Upgrades or downgrades to the credit ratings of either counterparty would lower or raise the threshold limits. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, currency exchange rates, or commodity prices. The market risk associated with interest rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

Interest rate swap contracts are entered into primarily as an asset/liability management strategy to modify interest rate risk. Interest rate swap contracts are exchanges of interest payments, such as fixed rate payments for floating rate payments, based on a notional principal amount. Payments related to the Corporation's swap contracts are made either monthly, quarterly, or semi-annually by one of the parties depending on the specific terms of the related contract. The primary risk associated with all swaps is the exposure to movements in interest rates and the ability of the counterparties to meet the terms of the contract. At December 31, 2002 and 2001, the Corporation had $854 million and $723 million, respectively, of interest rate swaps outstanding. Included in this amount were $279 million and $123 million, respectively, at December 31, 2002 and 2001, in receive variable/pay fixed interest rate swaps used to convert fixed rate loans into floating rate assets. The remaining swap contracts used for interest rate risk management of $575 million at December 31, 2002 and $600 million at December 31, 2001 were used to hedge interest rate risk of various other specific liabilities. At December 31, 2002, the Corporation pledged $24.0 million of collateral for swap agreements compared to $6.3 million at December 31, 2001.

                                                                                             Weighted Average
                                                     Notional     Fair Value     -----------------------------------------
                                                      Amount      Gain/(Loss)     Receive Rate    Pay Rate     Maturity
                                                   ------------ ---------------- --------------- ----------- -------------
December 31, 2002                                       ($ in Thousands)
-----------------
Interest Rate Risk Management Hedges:
Swaps-receive variable/pay fixed (1), (3)            $200,000      $(25,750)          1.77%         5.03%     101 months
Swaps-receive fixed/pay variable (2), (4)             375,000        24,757           7.21%         3.19%     223 months
Caps-written (1), (3)                                 200,000         2,513    Strike 4.72%          ---       44 months
Swaps-receive variable/pay fixed (2), (5)             279,487       (14,806)          3.63%         6.52%      58 months
                                                   =======================================================================
December 31, 2001
-----------------
Interest Rate Risk Management Hedges:
Swaps-receive variable/pay fixed (1), (3)            $400,000      $(12,970)          2.42%         5.47%      61 months
Swaps-receive fixed/pay variable (2), (4)             200,000       (16,678)          6.85%         4.60%     117 months
Caps-written (1), (3)                                 200,000         9,456    Strike 4.72%          ---       56 months

Swaps-receive variable / pay fixed (2), (5)           123,386          (828)          4.30%         7.06%      61 months
                                                   =======================================================================

(1) Cash flow hedges
(2) Fair value hedges
(3) Hedges variable rate long-term debt
(4) Hedges fixed rate long-term debt
(5) Hedges longer-term fixed rate commercial loans

Interest rate floors and caps are interest rate protection instruments that involve the payment from the seller to the buyer of an interest differential. This differential represents the difference between a short-term rate (e.g., six month LIBOR) and an agreed upon rate (the strike rate) applied to a notional principal amount. By buying a cap, the Corporation will be paid the differential by a counterparty should the short-term rate rise above the strike level of the agreement. The primary risk associated with purchased floors and caps is the ability of the counterparties to meet the terms of the agreement. As of December 31, 2002 and 2001, the Corporation had purchased caps for asset/liability management of $200 million.

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

At December 31, 2002, the estimated fair value of the interest rate swaps and the cap designated as cash flow hedges was a $23.2 million unrealized loss, or $13.9 million, net of tax benefit of $9.3 million, carried as a component of accumulated other comprehensive income. At December 31, 2001, the estimated fair value of the interest rate swaps and the cap designated as cash flow hedges was a $3.5 million unrealized loss, or $2.1 million, net of tax benefit of $1.4 million, carried as a component of accumulated other comprehensive income. These instruments are used to hedge the exposure to the variability in interest payments of variable rate liabilities. The ineffective portion of the hedges recorded through the statements of income was immaterial. For the years ended December 31, 2002 and 2001, the Corporation recognized interest expense of $13.4 million and $5.4 million, respectively, for interest rate swaps accounted for as cash flow hedges. As of December 31, 2002, approximately $6.5 million of the deferred net losses on derivative instruments that are recorded in accumulated other comprehensive income are expected to be reclassified to interest expense within the next twelve months. Currently, none of the existing amounts within accumulated other comprehensive income are expected to be reclassified into earnings for ineffectiveness during 2003.

At December 31, 2002 and 2001, the estimated fair value of the interest rate swaps designated as fair value hedges was an unrealized gain of $10.0 million and an unrealized loss of $17.5 million, respectively, carried as a component of other liabilities. These swaps hedge against changes in the fair value of certain loans and long-term debt.

The fair value of the mortgage derivatives at December 31, 2002, was a net gain of $5.0 million, an increase of $0.9 million over the December 31, 2001, net gain of $4.1 million, and is recorded in mortgage banking income. The $5.0 million net fair value of mortgage derivatives is comprised of the net loss on commitments to sell approximately $538.3 million of loans to various investors and the net gain on commitments to fund approximately $550.1 million of loans to individual borrowers. The $4.1 million net fair value of mortgage derivatives is composed of the net gain on commitments to sell approximately $650.5 million of loans to various investors and commitments to fund approximately $590.8 million of loans to individual borrowers.

The predominant activities affected by SFAS 133 include the Corporation's use of interest rate swaps and certain mortgage banking activities. The adoption of the statement in January 2001 included the following:

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

- The Corporation's commitments to sell groups of residential mortgage loans that it originates or purchases as part of its mortgage banking operations, as well as its commitments to originate residential mortgage loans, are considered derivatives under SFAS 133. The fair value of these derivatives at adoption, a $12,000 net gain, was recorded in mortgage banking income.

NOTE 17 PARENT COMPANY ONLY FINANCIAL INFORMATION:

Presented below are condensed financial statements for the parent company:

                                 BALANCE SHEETS

                                                        2002          2001
                                                     ------------------------
                                                         ($ in Thousands)
ASSETS
Cash and due from banks                              $     638     $      614
Notes receivable from subsidiaries                     281,258        201,759
Investment in subsidiaries                            1,377,239     1,089,647
Other assets                                            101,304        59,005
                                                     ------------------------
Total assets                                         $1,760,439    $1,351,025
                                                     ========================
LIABILITY AND STOCKHOLDERS' EQUITY
Long-term debt                                       $  403,880    $  181,882
Accrued expenses and other liabilities                   84,376        98,727
                                                     ------------------------
Total liabilities                                       488,256       280,609
Stockholders' equity                                  1,272,183     1,070,416
                                                     ------------------------
Total liabilities and stockholders' equity           $1,760,439    $1,351,025
                                                     ========================

                              STATEMENTS OF INCOME

                                             For the Years Ended December 31,
                                            ----------------------------------
                                               2002         2001        2000
                                            ----------------------------------
                                                     ($ in Thousands)
INCOME
Dividends from subsidiaries                 $172,000     $ 90,000    $168,150
Management and service fees
  from subsidiaries                           35,346       26,482      20,617
Interest income on notes receivable            5,641        4,590       8,442
Other income                                   3,510        3,428       3,234
                                            ----------------------------------
Total income                                 216,497      124,500     200,443
                                            ----------------------------------
EXPENSE
Interest expense on borrowed funds            12,627        8,107       9,284
Provision for loan losses                        500         (800)      2,000
Personnel expense                             22,918       19,766      10,991
Other expense                                 15,191       11,379      11,565
                                            ----------------------------------
Total expense                                 51,236       38,452      33,840
                                            ----------------------------------
Income before income tax benefit
  and equity in undistributed income         165,261       86,048     166,603
Income tax benefit                            (1,759)         (48)     (4,670)
                                            ----------------------------------
Income before equity in undistributed
  net income of subsidiaries                 167,020       86,096     171,273
Equity in undistributed net income
  (loss) of subsidiaries                      43,699       93,426      (3,290)
                                            ----------------------------------
Net income                                  $210,719     $179,522    $167,983
                                            ==================================

                            STATEMENTS OF CASH FLOWS

                                             For the Years Ended December 31,
                                            ----------------------------------
                                               2002         2001        2000
                                            ----------------------------------
                                                     ($ in Thousands)
OPERATING ACTIVITIES
Net income                                  $210,719     $179,522    $167,983
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  (Increase) decrease in equity in
    undistributed net income of
      subsidiaries                           (43,699)     (93,426)      3,290
  Depreciation and other amortization            335          439         476
  Amortization of goodwill                       ---          397         420
  Gain) loss on sales of assets, net               2           (8)     (1,016)
  Increase) decrease in interest
    receivable and other assets              (41,651)      (6,763)      4,243
  Increase (decrease) in interest
    payable and other liabilities            (14,351)      45,474      16,819
Capital received from (contributed
  to) subsidiaries                           (12,997)      41,617     (24,832)
                                            ----------------------------------
Net cash provided by operating
  activities                                  98,358      167,252     167,383
                                            ----------------------------------
INVESTING ACTIVITIES
Proceeds from sales of investment
  securities                                     ---          ---       1,013
Purchase of available for sale
  securities                                    (319)         ---         ---
Net cash paid in acquisition of
  subsidiary                                 (78,055)         ---         ---
Net (increase) decrease in notes
  receivable                                 (79,551)    (120,474)     36,195
Purchase of premises and equipment,
  net of disposals                              (614)        (134)       (115)
                                            ----------------------------------
Net cash provided by (used in)
  investing activities                      (158,539)    (120,608)     37,093
                                            ----------------------------------
FINANCING ACTIVITIES
Net decrease in short-term borrowings            ---     (118,044)    (38,856)
Net increase (decrease) in
  long-term debt                             221,998      181,882      (1,405)
Cash dividends paid                          (90,166)     (80,553)    (75,719)
Proceeds from exercise of stock
  options                                     16,564        4,738       3,893
Purchase and retirement of treasury
  stock                                      (44,046)      (7,717)    (74,098)
Purchase of treasury stock                   (44,145)     (26,852)    (18,629)
                                           -----------------------------------
Net cash provided by (used in)
  financing activities                        60,205      (46,546)   (204,814)
                                           -----------------------------------
Net increase (decrease) in cash
  and cash equivalents                            24           98        (338)
Cash and cash equivalents at
  beginning of year                              614          516         854
                                           -----------------------------------
Cash and cash equivalents at
  end of year                              $     638     $    614    $    516
                                           ===================================

NOTE 18 FAIR VALUE OF FINANCIAL INSTRUMENTS:

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Corporation disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Corporation's financial instruments.

The estimated fair values of the Corporation's financial instruments on the balance sheet at December 31 are as follows:

                                                                        2002                        2001
                                                              -----------------------------------------------------
                                                                Carrying                   Carrying
                                                                 Amount     Fair Value      Amount      Fair Value
                                                              -----------------------------------------------------
                                                                                   ($ in Thousands)
Financial assets:
  Cash and due from banks                                     $   430,691  $   430,691   $   587,994   $   587,994
  Interest-bearing deposits in other financial
    institutions                                                    5,502        5,502         5,427         5,427
  Federal funds sold and securities purchased under
    purchase under agreements to resell                             8,820        8,820        12,015        12,015
  Accrued interest receivable                                      74,077       74,077        77,289        77,289
  Investment securities available for sale                      3,362,669    3,362,669     3,197,021     3,197,021
  Loans held for sale                                             305,836      317,942       301,707       302,597
  Loans                                                        10,303,225   10,650,774     9,019,864     9,277,269
Financial liabilities:
  Deposits                                                      9,124,852    9,225,812     8,612,611     8,667,356
  Accrued interest payable                                         28,636       28,636        36,003        36,003
  Short-term borrowings                                         2,389,607    2,389,607     2,643,851     2,643,851
  Long-term debt                                                1,906,845    1,963,756     1,103,395     1,124,036
  Company-obligated manditorily redeemable
    preferred securities                                          190,111      206,662           ---           ---
  Interest rate swap and cap agreements (1)                        13,286       13,286        21,020        21,020
  Commitments to originate mortgage loans held for sale            (7,141)      (7,141)         (779)         (779)
  Forward commitments to sell residential mortgage loans            2,095        2,095        (3,323)       (3,323)
                                                              =====================================================

(1) At December 31, 2002 and 2001, the notional amount of interest rate swap and cap agreements was $1.1 billion and $923 million, respectively. See Notes 15 and 16 for information on the fair value of lending-related off-balance sheet and derivative financial instruments.

Cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and securities purchased under agreements to resell, and accrued interest receivable - For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment securities held to maturity, investment securities available for sale, and trading account securities - The fair value of investment securities held to maturity, investment securities available for sale, and trading account securities, except certain state and municipal securities, is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. The fair value of certain state and municipal securities is not readily available through market sources other than dealer quotations, so fair value estimates are based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued. There were no investment securities held to maturity or trading account securities at December 31, 2002 or 2001.

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

Long-term debt and Company-obligated mandatorily redeemable preferred securities
- Rates currently available to the Corporation for debt with similar terms and remaining maturities are used to estimate fair value of existing borrowings.

Interest rate swap and cap agreements - The fair value of interest rate swap and cap agreements is obtained from dealer quotes. These values represent the estimated amount the Corporation would receive or pay to terminate the agreements, taking into account current interest rates and, when appropriate the current creditworthiness of the counterparties.

Commitments to originate mortgage loans held for sale - The fair value of commitments to originate mortgage loans held for sale is estimated by comparing the Corporation's cost to acquire mortgages and the current price for similar mortgage loans, taking into account the terms of the commitments and the credit worthiness of the counterparties.

Forward commitments to sell residential mortgage loans - The fair value of forward commitments to sell residential mortgage loans is the estimated amount that the Corporation would receive or pay to terminate the forward delivery contract at the reporting date based on market prices for similar financial instruments.

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

NOTE 19 REGULATORY MATTERS:

The Corporation and the subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that the Corporation meets all capital adequacy requirements to which it is subject.

As of December 31, 2002 and 2001, the most recent notifications from the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the subsidiary banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions' category.

The actual capital amounts and ratios of the Corporation and its significant subsidiaries are presented below. No deductions from capital were made for interest rate risk in 2002 or 2001. The increase in the Tier 1 and total risk-based capital ratios for 2002 compared to 2001 is primarily attributable to the company-obligated mandatorily redeemable preferred securities issued in 2002 which qualify as Tier 1 capital.

                                                                                         To Be Well Capitalized
                                                                   For Capital           Under Prompt Corrective
                                             Actual             Adequacy Purposes        Action Provisions: (2)
                                   ------------------------ --------------------------- --------------------------
                                     Amount     Ratio (1)      Amount       Ratio (1)     Amount      Ratio (1)
                                   ------------ ----------- -------------- ------------ ------------ ------------
                                                                  ($ In Thousands)
As of December 31, 2002:
------------------------
Associated Banc-Corp
--------------------
Total Capital                      $1,513,424     13.66%       $886,289      =>8.00%
Tier I Capital                      1,165,481     10.52         443,144      =>4.00
Leverage                            1,165,481      7.94         587,214      =>4.00
Associated Bank, N.A.
---------------------
Total Capital                         790,198     10.70         591,075      =>8.00       $738,844     =>10.00%
Tier I Capital                        692,207      9.37         295,538      =>4.00        443,306     => 6.00
Leverage                              692,207      7.03         394,070      =>4.00        492,588     => 5.00
Associated Bank Illinois, N.A.
------------------------------
Total Capital                         173,249     10.98         126,178      =>8.00        157,722     =>10.00
Tier I Capital                        159,735     10.13          63,089      =>4.00         94,633     => 6.00
Leverage                              159,735      5.99         106,731      =>4.00        133,413     => 5.00
Associated Bank Minnesota, N.A.
-------------------------------
Total Capital                         157,299     11.22         112,132      =>8.00        140,165     =>10.00
Tier I Capital                        139,730      9.97          56,066      =>4.00         84,099     => 6.00
Leverage                              139,730      8.46          66,086      =>4.00         82,608     => 5.00
As of December 31, 2001:
-----------------------
Associated Banc-Corp
--------------------
Total Capital                      $1,253,036     13.15%       $762,217      =>8.00%
Tier I Capital                        924,871      9.71         381,109      =>4.00
Leverage                              924,871      7.03         526,084      =>4.00
Associated Bank, N.A.
---------------------
Total Capital                         736,991     10.60         556,337      =>8.00       $695,421     =>10.00%
Tier I Capital                        645,700      9.29         278,168      =>4.00        417,252     => 6.00
Leverage                              645,700      6.88         375,540      =>4.00        469,425     => 5.00
Associated Bank Illinois, N.A.
------------------------------
Total Capital                         177,293     12.30         115,277      =>8.00        144,096     =>10.00
Tier I Capital                        163,925     11.38          57,639      =>4.00         86,458     => 6.00
Leverage                              163,925      6.46         101,544      =>4.00        126,931     => 5.00


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

NOTE 20 EARNINGS PER SHARE:

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options.

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

Presented below are the calculations for basic and diluted earnings per share as reported, as well as adjusted to exclude the amortization of goodwill affected by adopting SFAS 142 and SFAS 147.


                                            For the Years Ended December 31,
                                        ---------------------------------------
                                           2002          2001          2000
                                        ---------------------------------------
                                        ($ in Thousands, except per share data)

Net income, as reported                  $210,719      $179,522      $167,983
Adjustment: Goodwill amortization,
  net of tax                                  ---         6,158         5,961
                                        ---------------------------------------
Net income, adjusted                     $210,719      $185,680      $173,944
                                        =======================================

Weighted average shares outstanding        74,685        72,587        75,005
Effect of dilutive stock options
  outstanding                                 808           580           246
                                        ---------------------------------------
Diluted weighted average shares
  outstanding                              75,493        73,167        75,251
                                        =======================================
Basic earnings per share:
Basic earnings per share, as reported    $   2.82      $   2.47      $   2.24
Adjustment: Goodwill amortization,
  net of tax                                  ---          0.09          0.08
                                        ---------------------------------------
Basic earnings per share, adjusted       $   2.82      $   2.56      $   2.32
                                        =======================================

Diluted earnings per share:
Diluted earnings per share,
  as reported                            $   2.79      $   2.45      $   2.23
Adjustment: Goodwill amortization,
  net of tax                                  ---          0.09          0.08
                                        ---------------------------------------
Diluted earnings per share, adjusted     $   2.79      $   2.54      $   2.31
                                        =======================================

NOTE 21 SEGMENT REPORTING

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

The Corporation's primary segment is banking, conducted through its bank and lending subsidiaries. For purposes of segment disclosure under this statement, these have been combined as one segment, as these segments have similar economic characteristics and the nature of their products, services, processes, customers, delivery channels, and regulatory environment are similar. Banking includes: a) community banking - lending and deposit gathering to businesses (including business-related services such as cash management and international banking services) and to consumers (including mortgages and credit cards); and
b) corporate banking - specialized lending (such as commercial real estate), lease financing, and banking to larger businesses and metro or niche markets; and the support to deliver banking services.

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

                                                                Consolidated
                                      Banking        Other         Total
                                   ------------------------------------------
                                               ($ in Thousands)
2002
Net interest income                $   501,244   $        22    $   501,266
Provision for loan losses               50,699           ---         50,699
Noninterest income                     190,489        29,819        220,308
Depreciation and amortization           51,230           222         51,452
Other noninterest expense              302,858        20,239        323,097
Income taxes                            86,345          (738)        85,607
                                   -----------------------------------------
 Net income                        $   200,601   $    10,118    $   210,719
                                   =========================================

Goodwill                           $   212,112   $       ---    $   212,112
Total assets                       $15,015,136   $    28,139    $15,043,275
                                   =========================================
2001
Net interest income                $   421,253   $       732    $   421,985
Provision for loan losses               28,210           ---         28,210
Noninterest income                     164,991        30,612        195,603
Depreciation and amortization           46,616           365         46,981
Other noninterest expense              259,551        31,837        291,388
Income taxes                            71,893          (406)        71,487
                                   -----------------------------------------
  Net income (loss)                $   179,974   $      (452)   $   179,522
                                   =========================================
Goodwill                           $    92,397   $       ---    $    92,397
Total assets                       $13,578,328   $    26,046    $13,604,374
                                   =========================================
2000
Net interest income                $   382,749   $       818    $   383,567
Provision for loan losses               20,206           ---         20,206
Noninterest income                     142,307        41,889        184,196
Depreciation and amortization           37,313           394         37,707
Other noninterest expense              247,323        32,706        280,029
Income taxes                            57,895         3,943         61,838
                                   -----------------------------------------
  Net income                       $   162,319   $     5,664    $   167,983
                                   =========================================
Goodwill                           $    98,908   $       ---    $    98,908
Total assets                       $13,103,429   $    24,965    $13,128,394
                                   =========================================

INDEPENDENT AUDITORS' REPORT
ASSOCIATED BANC-CORP

The Board of Directors
Associated Banc-Corp:


We have audited the accompanying consolidated balance sheets of Associated Banc-Corp and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Associated Banc-Corp and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.

                                           [GRAPHIC OMITTED][GRAPHIC OMITTED]
Chicago, Illinois
January 16, 2003

Market Information

                                                                  Market Price Range
                                                                     Sales Prices
                                                           ----------------------------------
                             Dividends Paid    Book Value     High        Low        Close
                            ---------------- ------------- ---------- ----------- -----------
2002
  4th Quarter                     $.31          $17.13       $34.21      $27.20      $33.94
  3rd Quarter                      .31           17.03        36.96       30.64       31.73
  2nd Quarter                      .31           16.84        38.25       33.63       37.71
  1st Quarter                      .28           16.23        35.29       30.37       34.57
---------------------------------------------------------------------------------------------
2001
  4th Quarter                     $.28          $14.89       $32.71      $28.89      $32.08
  3rd Quarter                      .28           14.90        33.55       27.12       30.81
  2nd Quarter                      .28           14.45        32.72       28.75       32.72
  1st Quarter                      .26           14.08        32.90       27.05       30.23
---------------------------------------------------------------------------------------------

Annual dividend rate:  $1.24

Market information has been restated for the 10% stock dividend declared April 24, 2002, paid on May 15, 2002, to shareholders of record at the close of business on April 29, 2002.

ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information in the Corporation's definitive Proxy Statement, prepared for the 2003 Annual Meeting of Shareholders, which contains information concerning directors of the Corporation, under the caption "Election of Directors," is incorporated herein by reference. The information concerning "Executive Officers of the Registrant," as a separate item, appears in Part I of this document.

ITEM 11      EXECUTIVE COMPENSATION

The information in the Corporation's definitive Proxy Statement, prepared for the 2003 Annual Meeting of Shareholders, which contains information concerning this item, under the caption "Executive Compensation," is incorporated herein by reference.

ITEM 12      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information in the Corporation's definitive Proxy Statement, prepared for the 2003 Annual Meeting of Shareholders, which contains information concerning this item, under the captions "Stock Ownership," and "Equity Compensation Plan Information," is incorporated herein by reference.

ITEM 13      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in the Corporation's definitive Proxy Statement, prepared for the 2003 Annual Meeting of Shareholders, which contains information concerning this item under the caption "Interest of Management in Certain Transactions," is incorporated herein by reference.

ITEM 14      CONTROLS AND PROCEDURES

We maintain a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Within the 90-day period prior to the date of this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation required to be included in this annual report on Form 10-K.

There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date that we carried out our evaluation.

                                     PART IV

ITEM 15      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1 and 2     Financial Statements and Financial Statement Schedules

The following financial statements and financial statement schedules are included under a separate caption "Financial Statements and Supplementary Data" in Part II, Item 8 hereof and are incorporated herein by reference.

Consolidated Balance Sheets - December 31, 2002 and 2001

Consolidated Statements of Income - For the Years Ended December 31, 2002, 2001, and 2000

Consolidated Statements of Changes in Stockholders' Equity - For the Years Ended December 31, 2002, 2001, and 2000

Consolidated Statements of Cash Flows - For the Years Ended December 31, 2002, 2001, and 2000

     Notes to Consolidated Financial Statements

     Independent Auditors' Report

(a) 3 Exhibits Required by Item 601 of Regulation S-K

                                                                                          Sequential Page Number or
    Exhibit Number                            Description                                Incorporate by Reference to
---------------------------  --------------------------------------------------  ---------------------------------------------
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

                                                                                          Sequential Page Number or
    Exhibit Number                            Description                                Incorporate by Reference to
---------------------------  --------------------------------------------------  ---------------------------------------------
*(10)(a)                     The 1982 Incentive Stock Option Plan of the         Exhibit (10) to Report on Form 10-K for
                             Registrant                                          fiscal year ended December 31, 1987

*(10)(b)                     The Restated Long-Term Incentive Stock Plan         Exhibits filed with Associated's
                             of the Registrant                                   registration statement (333-46467) on Form
                                                                                 S-8 filed under the Securities Act of 1933

*(10)(c)                     Change of Control Plan of the Registrant            Exhibit (10)(d) to Report on Form 10-K for
                             effective April 25, 1994                            fiscal year ended December 31, 1994

*(10)(d)                     Deferred Compensation Plan and Deferred             Exhibit (10)(e) to Report on Form 10-K for
                             Compensation Trust effective as of December         fiscal year ended December 31, 1994
                             16, 1993, and Deferred Compensation Agreement
                             of the Registrant dated December 31, 1994

*(10)(e)                     Incentive Compensation Agreement (form) and         Exhibit (10)(e) to Report on Form 10-K for
                             schedules dated as of October 1, 2001               fiscal year ended December 31, 2001

*(10)(f)                     Retirement Agreement between Associated             Exhibit (10)(f) to Report on Form 10-K for
                             Banc-Corp and Harry B. Conlon effective April       fiscal year ended December 31, 2001
                             26, 2000

(11)                         Statement Re Computation of Per Share Earnings      See Note 20 in Part II Item 8

(21)                         Subsidiaries of the Corporation                     Filed herewith

(23)                         Consent of Independent Auditors                     Filed herewith

(24)                         Power of Attorney                                   Filed herewith

(99)(a)                      Certification by the Chief Executive Officer        Filed herewith
                             and Chief Financial Officer Pursuant to 18
                             U.S.C. Section 1350, as Adopted Pursuant to
                             Section 906 of the Sarbanes-Oxley Act of 2002.

(99)(b)                      Certification Under Section 302 of the              Filed herewith
                             Sarbanes-Oxley Act of 2002 by Robert C.
                             Gallagher, Chief Executive Officer

(99)(c)                      Certification Under Section 302 of the              Filed herewith
                             Sarbanes-Oxley Act of 2002 by Joseph B.
                             Selner, Chief Financial Officer

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

                                      ASSOCIATED BANC-CORP


Date:   March 20, 2003                By: /s/ ROBERT C. GALLAGHER
                                          ---------------------------------
                                          Robert C. Gallagher
                                          Chairman of the Board, President, and
                                          Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


  /s/  ROBERT C. GALLAGHER                      /s/  William R. Hutchinson *
  ------------------------------                -------------------------------
  Robert C. Gallagher                           William R. Hutchinson
  Chairman of the Board, President, and         Director
  Chief Executive Officer

  /s/  JOSEPH B. SELNER                         /s/ Dr. George R. Leach *
  ------------------------------                -------------------------------
  Joseph B. Selner                              Dr. George R. Leach
  Chief Financial Officer                       Director
  Principal Financial Officer and
  Principal Accounting Officer

  /s/  H.B. Conlon *                            /s/  John C. Meng *
  ------------------------------                -------------------------------
  H. B. Conlon                                  John C. Meng
  Director                                      Director

  /s/  Robert S. Gaiswinkler *                  /s/  J. Douglas Quick *
  ------------------------------                -------------------------------
  Robert S. Gaiswinkler                         J. Douglas Quick
  Director                                      Director

  /s/  Ronald R. Harder *                       /s/  John C. Seramur *
  ------------------------------                -------------------------------
  Ronald R. Harder                              John C. Seramur
  Director                                      Vice Chairman

* /s/ BRIAN R. BODAGER                          /s/  John H. Sproule *
  ------------------------------                -------------------------------
  Brian R. Bodager                              John H. Sproule
  Attorney-in-Fact                              Director


Date:    March 20, 2003