Form 10-Q
period 2003-03-31
ASSOCIATED BANC-CORP
filed 2003-05-13
CIK 7789

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

    X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
---------  EXCHANGE ACT OF 1934

---------  For the quarterly period ended         March 31, 2003
                                           -----------------------------------

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

                              Associated Banc-Corp
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Wisconsin                                            39-1098068
-------------------------------------------------------------------------------
(State or other jurisdiction                  (IRS employer identification no.)
 of incorporation or organization)

                  1200 Hansen Road, Green Bay, Wisconsin 54304
-------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (920)491-7000
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes  X    No
                                       -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant's common stock, par value $0.01 per share, at April 30, 2003, was 73,970,806.

                              ASSOCIATED BANC-CORP
                                TABLE OF CONTENTS


                                                                      Page No.
                                                                      --------
PART I.   Financial Information

          Item 1.  Financial Statements (Unaudited):

                   Consolidated Balance Sheets -
                   March 31, 2003, March 31, 2002 and
                   December 31, 2002

                   Consolidated Statements of Income -
                   Three Months Ended March 31, 2003 and 2002

                   Consolidated Statement of Changes in
                   Stockholders' Equity - Three Months Ended
                   March 31, 2003

                   Consolidated Statements of Cash Flows -
                   Three Months Ended March 31, 2003 and 2002

                   Notes to Consolidated Financial Statements

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations

          Item 3.  Quantitative and Qualitative Disclosures about
                   Market Risk

          Item 4.  Controls and Procedures

PART II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K

Signatures

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

                              ASSOCIATED BANC-CORP
                           Consolidated Balance Sheets
                                   (Unaudited)
                                                               March 31,       March 31,     December 31,
                                                                 2003            2002            2002
                                                            ----------------------------------------------
                                                                    (In Thousands, except share data)
ASSETS
Cash and due from banks                                     $    401,012    $    326,946    $    430,691
Interest-bearing deposits in other financial institutions         13,640           6,028           5,502
Federal funds sold and securities purchased under
  agreements to resell                                            27,815          76,140           8,820
Investment securities available for sale, at fair value        3,379,000       3,364,411       3,362,669
Loans held for sale                                              374,053         149,945         305,836
Loans                                                         10,275,469       9,757,584      10,303,225
Allowance for loan losses                                       (170,391)       (144,350)       (162,541)
                                                            ---------------------------------------------
  Loans, net                                                  10,105,078       9,613,234      10,140,684
Premises and equipment                                           132,234         135,821         132,713
Goodwill                                                         212,112         212,112         212,112
Other intangible assets                                           38,251          47,667          41,565
Other assets                                                     405,971         395,847         402,683
                                                            ---------------------------------------------
  Total assets                                              $ 15,089,166    $ 14,328,151    $ 15,043,275
                                                            =============================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits                         $  1,692,979    $  1,437,798    $  1,773,699
Interest-bearing demand deposits, excluding brokered
  certificates of deposit                                      7,158,605       7,439,710       7,117,503
Brokered certificates of deposit                                 208,650         315,184         233,650
                                                            ---------------------------------------------
  Total deposits                                               9,060,234       9,192,692       9,124,852
Short-term borrowings                                          2,422,631       2,230,505       2,389,607
Long-term debt                                                 1,954,715       1,477,855       1,906,845
Company-obligated mandatorily redeemable
  preferred securities                                           188,263          11,000         190,111
Accrued expenses and other liabilities                           177,457         185,117         159,677
                                                            ---------------------------------------------
  Total liabilities                                           13,803,300      13,097,169      13,771,092

Stockholders' equity
  Preferred stock                                                    ---             ---             ---
  Common stock (Par value $0.01 per share,
    Authorized 100,000,000 shares, issued 74,786,910,
    76,727,109, and 75,503,410 shares, respectively)                 748             698             755
  Surplus                                                        621,616         421,570         643,956
  Retained earnings                                              637,781         786,246         607,944
  Accumulated other comprehensive income                          56,302          48,966          60,313
  Treasury stock, at cost (916,453, 878,333 and
    1,222,812 shares, respectively)                              (30,581)        (26,498)        (40,785)
                                                            ---------------------------------------------
      Total stockholders' equity                               1,285,866       1,230,982       1,272,183
                                                            ---------------------------------------------
       Total liabilities and stockholders' equity           $ 15,089,166    $ 14,328,151    $ 15,043,275
                                                            =============================================

See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:

                              ASSOCIATED BANC-CORP
                        Consolidated Statements of Income
                                   (Unaudited)
                                                          Three Months Ended
                                                                March 31,
                                                         ---------------------
                                                           2003         2002
                                                         ---------------------
                                                         (In Thousands, except
                                                              per share data)
INTEREST INCOME
  Interest and fees on loans                             $148,496     $151,349
  Interest and dividends on investment securities
    and deposits with other financial institutions:
  Taxable                                                  26,797       32,859
  Tax exempt                                               10,055        9,980
  Interest on federal funds sold and securities
    purchased under agreements to resell                       35          118
                                                          ---------------------
  Total interest income                                   185,383      194,306
INTEREST EXPENSE
  Interest on deposits                                     31,990       48,229
  Interest on short-term borrowings                         8,567       13,655
  Interest on long-term debt, including
    capital securities                                     17,372       14,995
                                                          ---------------------
  Total interest expense                                   57,929       76,879
                                                          ---------------------
NET INTEREST INCOME                                       127,454      117,427
  Provision for loan losses                                12,960       11,251
                                                          ---------------------
  Net interest income after provision for loan losses     114,494      106,176
NONINTEREST INCOME
  Trust service fees                                        6,630        7,371
  Service charges on deposit accounts                      11,811        9,880
  Mortgage banking                                         26,103       12,604
  Credit card and other nondeposit fees                     7,396        6,072
  Retail commission income                                  3,303        4,616
  Bank owned life insurance income                          3,391        3,270
  Asset sale gains, net                                       122          331
  Investment securities losses, net                          (326)         ---
  Other                                                     6,779        3,256
                                                          ---------------------
  Total noninterest income                                 65,209       47,400
NONINTEREST EXPENSE
  Personnel expense                                        50,235       44,994
  Occupancy                                                 7,115        6,137
  Equipment                                                 3,244        3,490
  Data processing                                           5,618        4,803
  Business development and advertising                      3,363        3,446
  Stationery and supplies                                   1,679        2,044
  FDIC expense                                                366          372
  Mortgage servicing rights expense                        11,598        2,897
  Core deposit intangible amortization                        350          464
  Loan expense                                              3,348        2,779
  Other                                                    11,241       10,990
                                                          ---------------------
  Total noninterest expense                                98,157       82,416
                                                          ---------------------
Income before income taxes                                 81,546       71,160
Income tax expense                                         23,553       19,698
                                                          ---------------------
NET INCOME                                                $57,993      $51,462
                                                          =====================
Earnings per share:
  Basic                                                   $  0.78      $  0.70
  Diluted                                                 $  0.77      $  0.70
Average shares outstanding:
  Basic                                                    74,252       73,142
  Diluted                                                  74,974       74,042

See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:

                              ASSOCIATED BANC-CORP
            Consolidated Statement of Changes in Stockholders' Equity
                                   (Unaudited)

                                                                                  Accumulated
                                                                                     Other
                                             Common                 Retained     Comprehensive    Treasury
                                             Stock     Surplus      Earnings        Income         Stock        Total
                                            ------------------------------------------------------------------------------
                                                                (In Thousands, except per share data)

Balance, December 31, 2002                    $755    $643,956      $607,944        $60,313       $(40,785)   $1,272,183
Comprehensive income:
  Net income                                   ---         ---        57,993            ---            ---        57,993
  Net unrealized loss on derivative
    instruments, net of tax of $0.5
    million                                    ---         ---           ---           (839)           ---          (839)
  Add: reclassification adjustment to
    interest expense for interest
    differential, net of tax of $0.03
    million                                    ---         ---           ---             49            ---            49
  Net change in  unrealized  holding  loss
    on securities available for sale,
    net of tax $2.6 million                    ---         ---           ---         (3,221)           ---        (3,221)
                                                                                                               ----------
      Comprehensive income                                                                                        53,982
                                                                                                               ----------
Cash dividends, $0.31  per share               ---         ---       (23,055)           ---            ---       (23,055)
Common stock issued:
  Incentive stock options                      ---         ---        (5,101)           ---         10,564         5,463
Purchase and retirement of treasury stock
  in connection with repurchase program         (7)    (24,130)          ---            ---            ---       (24,137)
Purchase of treasury stock                     ---         ---           ---            ---           (360)         (360)
Tax benefit of stock options                   ---       1,790           ---            ---            ---         1,790
                                            -----------------------------------------------------------------------------
Balance, March 31, 2003                       $748    $621,616      $637,781        $56,302       $(30,581)   $1,285,866
                                            =============================================================================

See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:

                              ASSOCIATED BANC-CORP
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                     For the Three Months
                                                                        Ended March 31,
                                                                       2003          2002
                                                                  -------------- -----------
                                                                      ($ in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                         $    57,993    $    51,462
Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
  Provision for loan losses                                             12,960         11,251
  Depreciation and amortization                                          4,119          4,466
  Provision for valuation allowance on mortgage servicing rights         7,332           --
  Amortization (accretion) of:
    Mortgage servicing rights                                            4,266          2,897
    Core deposit intangibles                                               350            464
    Investment securities premiums, net                                  5,232          2,219
    Deferred loan fees and costs                                           103            420
    Loss on sales of investment securities, net                            326           --
    Gain on sales of assets, net                                          (122)          (331)
    Gain on sales of loans held for sale, net                          (16,662)        (7,697)
    Mortgage loans originated and acquired for sale                 (1,097,520)      (691,100)
    Proceeds from sales of mortgage loans held for sale              1,045,965        867,664
    Increase in interest receivable and other assets                    (1,902)       (12,220)
    Increase in interest payable and other liabilities                  18,569          2,315
                                                                   -----------    -----------
Net cash provided by operating activities                               41,009        231,810
                                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in loans                                                   20,256         19,505
Capitalization of mortgage servicing rights                             (8,634)        (7,437)
Purchases of:
  Securities available for sale                                       (487,329)      (270,112)
  Premises and equipment, net of disposals                              (3,339)        (2,764)
Proceeds from:
  Sales of securities available for sale                                    95           --
  Calls and maturities of securities available for sale                459,879        262,397
  Sales of other assets                                                  1,751          1,093
Net cash acquired in business combination                                 --           17,982
                                                                   -----------    -----------
 Net cash provided by (used in) investing activities                   (17,321)        20,664
                                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits                                               (64,617)      (203,363)
Net increase (decrease) in short-term borrowings                        33,025       (516,109)
Repayment of long-term debt                                           (105,553)        (1,177)
Proceeds from issuance of long-term debt                               153,000        300,354
Cash dividends                                                         (23,055)       (20,169)
Proceeds from exercise of incentive stock options                        5,463          6,694
Purchase and retirement of treasury stock                              (24,137)        (3,961)
Purchase of treasury stock                                                (360)       (11,065)
                                                                   -----------    -----------
Net cash used in financing activities                                  (26,234)      (448,796)
                                                                   -----------    -----------
Net decrease in cash and cash equivalents                               (2,546)      (196,322)
Cash and cash equivalents at beginning of period                       445,013        605,436
                                                                   -----------    -----------
Cash and cash equivalents at end of period                         $   442,467    $   409,114
                                                                   ===========    ===========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest                                                         $    59,898    $    79,307
  Income taxes                                                           1,890            432
Supplemental schedule of noncash investing activities:
  Loans transferred to other real estate                                 3,317            705
                                                                   ===========    ===========

See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:

                              ASSOCIATED BANC-CORP
                   Notes to Consolidated Financial Statements

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with accounting principles generally accepted in the United States of America have been omitted or abbreviated. The information contained in the consolidated financial statements and footnotes in Associated Banc-Corp's 2002 annual report on Form 10-K, should be referred to in connection with the reading of these unaudited interim financial statements.

NOTE 1: Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations, changes in stockholders' equity, and cash flows of Associated Banc-Corp and its subsidiaries (the "Corporation") for the periods presented, and all such adjustments are of a normal recurring nature. The consolidated financial statements include the accounts of all subsidiaries. All material intercompany transactions and balances are eliminated. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2: Reclassifications

Certain items in the prior period consolidated financial statements have been reclassified to conform with the March 31, 2003 presentation.

NOTE 3: New Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Corporation is required to adopt the provisions of SFAS 146 for exit or disposal activities initiated after December 31, 2002. The adoption had no effect on the Corporation's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123" ("SFAS 148"). SFAS 148 permits two additional transition methods for entities that adopt the fair value based method of accounting for stock-based employee compensation. The Statement also requires new disclosures about the ramp-up effect of stock-based employee compensation on reported results, and requires that those effects be disclosed more prominently by specifying the form, content, and location of those disclosures. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002 and have been provided herein. The Corporation has not decided yet if it will adopt the fair value based method of accounting.

In November 2002, the FASB issued Interpretation No. 45, an interpretation of FASB Statements No. 5, 57, and 107, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of

Indebtedness of Others" ("FIN 45"). This Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 were effective as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 were effective beginning January 1, 2003. The requirements of FIN 45 did not have a material impact on the results of operations, financial position, or liquidity.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). The objective of this interpretation is to provide guidance on how to identify a variable interest entity and determine when the assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the variable interest entity is such that the company will absorb a majority of the variable interest entity's losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation are effective upon issuance. The requirements of FIN 46 did not have a material impact on the results of operations, financial position, or liquidity.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group process and in connection with implementation issues raised in relation to the application of the definition of a derivative. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The Corporation does not expect the requirements of SFAS 149 to have a material impact on the results of operations, financial position, or liquidity.

NOTE 4: Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options.

Presented below are the calculations for basic and diluted earnings per share.

                                                     For the three months ended
                                                             March 31,
                                                       2003             2002
                                                     --------------------------
                                                     (In Thousands, except per
                                                            share data)

Net income                                           $57,993          $51,462
                                                     =========================

Weighted average shares outstanding                   74,252           73,142
Effect of dilutive stock options outstanding             722              900
                                                     -------------------------
Diluted weighted average shares outstanding           74,974           74,042
                                                     =========================

Basic earnings per share                             $  0.78          $  0.70
                                                     =========================

Diluted earnings per share                           $  0.77          $  0.70
                                                     =========================

NOTE 5: Business Combinations

There was one pending business combination at March 31, 2003, which was consummated on April 1, 2003. On April 1, 2003, the Corporation consummated its cash acquisition of 100% of the outstanding shares of CFG Insurance Services, Inc. ("CFG"), a closely-held insurance agency headquartered in Minnetonka, Minnesota. CFG, an independent, full line insurance agency will enhance the growth of the Corporation's existing insurance business. The acquisition was accounted for under the purchase method of accounting; thus, the results of operations of CFG are not included in the accompanying consolidated financial statements. The acquisition is individually immaterial to the consolidated financial results. Goodwill of approximately $12 million and other intangibles of approximately $15 million recognized in the transaction will be assigned to the wealth management segment.

There was one completed business combination during 2002. On February 28, 2002, the Corporation consummated its acquisition of 100% of the outstanding common shares of Signal Financial Corporation ("Signal"), a financial holding company headquartered in Mendota Heights, Minnesota. Signal operated banking branches in nine locations in the Twin Cities and Eastern Minnesota. As a result of the acquisition, the Corporation expanded its Minnesota banking presence, particularly in the Twin Cities area.

The Signal transaction was accounted for under the purchase method of accounting; thus, the results of operations prior to the consummation date were not included in the accompanying consolidated financial statements. The Signal transaction was consummated through the issuance of approximately 4.1 million shares of common stock and $58.4 million in cash for a purchase price of $192.5 million. The value of the shares was determined using the closing stock price of the Corporation's stock on September 10, 2001, the initiation date of the transaction.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition.

                                                              $ in
                                                            Millions
                                                          ------------

Investment securities available for sale                  $    163.8
Loans                                                          760.0
Allowance for loan losses                                      (12.0)
Other assets                                                   118.1
Intangible asset                                                 5.6
Goodwill                                                       119.7
                                                          -----------
  Total assets acquired                                   $  1,155.2
                                                          -----------
Deposits                                                  $    784.8
Borrowings                                                     165.5
Other liabilities                                               12.4
                                                          -----------
  Total liabilities assumed                               $    962.7
                                                          -----------
Net assets acquired                                       $    192.5
                                                          ===========

The intangible asset represents a core deposit intangible with a ten-year estimated life. The $119.7 million of goodwill was assigned to the banking segment during first quarter of 2002.

The following represents required supplemental pro forma disclosure of total revenue, net income, and earnings per share as though the business combination had been completed at the beginning of the year of acquisition.

                                                        Three months ended
                                                          March 31, 2002
                                                     --------------------------
                                                      ($ in Thousands, except
                                                           per share data)

Total revenue                                                 $174,651
Net income                                                      50,572
Basic earnings per share                                          0.67
Diluted earnings per share                                        0.66

NOTE 6: Goodwill and Other Intangible Assets

Goodwill is not amortized, but rather is subject to impairment tests on at least an annual basis. No impairment loss was necessary in 2002 or through March 31, 2003. Goodwill is assigned to the Corporation's banking segment. The change in the carrying amount of goodwill was as follows.

                                             Three months ended               Year ended
                                     ---------------------------------------------------------
                                       March 31, 2003    March 31, 2002    December 31, 2002
                                     ---------------------------------------------------------
                                                           ($ in Thousands)
Goodwill:
--------
Balance at beginning of period            $212,112          $ 92,397            $ 92,397
Goodwill acquired                              ---           119,715             119,715
                                     ---------------------------------------------------------
Balance at end of period                   212,112          $212,112            $212,112
                                     =========================================================

The Corporation has other intangible assets consisting of core deposit intangibles and mortgage servicing rights that are amortized. The other intangible assets are assigned to the Corporation's banking segment. The change in the carrying amount of core deposit intangibles, gross carrying amount, accumulated amortization, and net book value was as follows.

                                             Three months ended               Year ended
                                     ---------------------------------------------------------
                                       March 31, 2003    March 31, 2002    December 31, 2002
                                     ---------------------------------------------------------
                                                           ($ in Thousands)
Core deposit intangibles:
------------------------
Balance at beginning of period            $  9,242          $  5,925            $  5,925
Core deposit intangibles acquired              ---             5,600               5,600
Amortization                                  (350)             (464)             (2,283)
                                      --------------------------------------------------------
Balance at end of period                  $  8,892          $ 11,061            $  9,242
                                      ========================================================

Gross carrying amount                     $ 28,165          $ 28,165            $ 28,165
Accumulated amortization                   (19,273)          (17,104)            (18,923)
                                      --------------------------------------------------------
Net book value                            $  8,892          $ 11,061            $  9,242
                                      ========================================================

A summary of changes in the balance of mortgage servicing rights and the mortgage servicing rights valuation allowance was as follows:

                                             Three months ended               Year ended
                                     ---------------------------------------------------------
                                       March 31, 2003    March 31, 2002    December 31, 2002
                                     ---------------------------------------------------------
                                                           ($ in Thousands)
Mortgage servicing rights:
-------------------------
Balance at beginning of period            $ 32,323          $ 32,066            $ 32,066
Additions                                    8,634             7,437              30,730
Amortization                                (4,266)           (2,897)            (12,831)
Change in valuation allowance               (7,332)              ---             (17,642)
                                     ---------------------------------------------------------
Balance at end of period                  $ 29,359          $ 36,606            $ 32,323
                                     =========================================================

Mortgage servicing rights valuation
allowance:
---------
Balance at beginning of period            $(28,362)         $(10,720)           $(10,720)
Additions                                   (7,332)              ---             (17,642)
                                     ---------------------------------------------------------
Balance at end of period                  $(35,694)         $(10,720)           $(28,362)
                                     =========================================================


At March 31, 2003, the Corporation was servicing 1- to 4- family residential mortgage loans owned by other investors with balances totaling $5.45 billion, compared to $5.42 billion and $5.44 billion at March 31 and December 31, 2002, respectively. The fair value of servicing was approximately $29.4 million
(representing 54 basis points ("bp") of loans serviced) at March 31, 2003 compared to $36.6 million (or 68 bp of loans serviced) at March 31, 2002 and $32.3 million (or 59 bp of loans serviced) at December 31, 2002.

Mortgage servicing rights expense, which includes the amortization of the mortgage servicing rights and increases or decreases to the valuation allowance associated with the mortgage servicing rights, was $11.6 million and $2.9 million for the three months ended March 31, 2003 and 2002, respectively, and $30.5 million for the year ended December 31, 2002.

The following table shows the estimated future amortization expense for amortizing intangible assets. The projections of amortization expense for the next five years are based on existing asset balances and the existing interest rate environment as of March 31, 2003. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon changes in interest rates, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

Estimated amortization expense:

                           Core Deposit Intangible   Mortgage Servicing Rights
                           ---------------------------------------------------
                                            ($ in Thousands)
Year ending December 31,
2003                               $1,759                     $15,800
2004                                1,510                      13,100
2005                                1,040                      10,900
2006                                1,026                       9,000
2007                                1,026                       6,500
                                   =======                    ========

NOTE 7: Derivative and Hedging Activities

SFAS No. 133, as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," (collectively referred to as "SFAS 133") establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value.

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

                                                                                          Weighted Average
                                               Notional     Estimated Fair    ----------------------------------------
                                               Amount       Market Value      Receive Rate     Pay Rate    Maturity
                                               -----------------------------------------------------------------------
March 31, 2003                                       ($ in Thousands)
--------------
Swaps-receive fixed / pay variable (1), (4)    $375,000       $ 23,332            7.21%          2.91%    220 months
Swaps-receive variable / pay fixed (1), (3)     200,000        (26,776)           1.38%          5.03%     98 months
Swaps-receive fixed / pay variable (2), (4)     312,119        (15,836)           3.54%          6.44%     56 months

Caps-written (1), (3)                           200,000          2,219     Strike 4.72%           ---      41 months
                                               =======================================================================

March 31, 2002
Swaps-receive fixed / pay variable (1), (4)    $200,000       $(19,513)           6.85%          4.60%    114 months
Swaps-receive variable / pay fixed (1), (3)     400,000         (7,990)           1.84%          5.47%     58 months
Swaps-receive fixed / pay variable (2), (4)     146,804            726            4.08%          6.96%     57 months

Caps-written (1), (3)                           200,000          8,818     Strike 4.72%           ---      53 months
                                               =======================================================================
(1) Asset / Liability management hedge
(2) Customer / Loan-related hedge
(3) Cash flow hedges
(4) Fair value hedges

Commitments to sell loans to various investors and commitments to fund loans to individual borrowers represent the Corporation's mortgage derivatives, the fair value of which are included in other liabilities on the consolidated balance sheet. The net fair value of the mortgage derivatives at March 31, 2003 was $6.2 million, compared to $2.3 million at March 31, 2002. The net fair value change is recorded in mortgage banking income in the consolidated statements of income. The $6.2 million net fair value of mortgage derivatives at March 31, 2003, is comprised of the net loss on commitments to sell approximately $926 million of loans to various investors and the net gain on commitments to fund approximately $880 million of loans to individual borrowers. The $2.3 million net fair value of mortgage derivatives at March 31, 2002, is composed of the net loss on commitments to sell approximately $233 million of loans to various investors and the net gain on commitments to fund approximately $245 million of loans to individual borrowers.

NOTE 8: Long-term Debt

Long-term debt at March 31 is as follows:

                                                       2003             2002
                                                    ---------------------------
                                                          ($ in Thousands)
Federal Home Loan Bank advances (1.21% to
  6.81%, fixed rate, maturing in 2003
  through 2017 for 2003; 3.30% to 6.81%,
  fixed rate, maturing in
  2002 through 2017 for 2002)                        $  964,628     $1,077,840
Bank notes (1)                                          500,000        200,000
Subordinated debt, net (2)                              208,817        179,085
Repurchase agreements (1.28% to 3.65%,
  fixed rate, maturing in 2004 through 2005)            279,175            ---
Other borrowed funds                                      2,095         20,930
                                                     --------------------------
  Total long-term debt                               $1,954,715     $1,477,855
                                                     ==========================

(1) In April 2001, the Corporation issued $200 million of 2-year variable rate bank notes. The April notes reprice quarterly at LIBOR plus 22 bp and were 1.60% at March 31, 2003. In May 2002, the Corporation issued $50 million of 18-month variable rate bank notes. The May notes reprice quarterly at LIBOR plus 25 bp and were 1.59% at March 31, 2003. In September 2002, the Corporation issued $100 million of 5-year, 3.70% fixed rate bank notes. In December 2002, the Corporation issued $150 million of 2-year variable rate bank notes. The December notes reprice quarterly at LIBOR plus 10 bp and were 1.51% at March 31, 2003.

(2) In August 2001, the Corporation issued $200 million of 10-year subordinated debt. This debt was issued at a discount and has a fixed interest rate of 6.75%. During 2001, the Corporation entered into a fair value hedge to hedge the interest rate risk on the subordinated debt. As of March 31, 2003 and 2002, the fair value of the hedge was a $10.0 million gain and a $19.5 million loss, respectively. The subordinated debt qualifies under the risk-based capital guidelines as Tier 2 supplementary capital for regulatory purposes.

NOTE 9: Company-obligated Mandatorily Redeemable Preferred Securities

On May 30, 2002, ASBC Capital I (the "ASBC Trust"), a Delaware business trust wholly owned by the Corporation, completed the sale of $175 million of 7.625% preferred securities (the "Preferred Securities"). The Preferred Securities are traded on the New York Stock Exchange under the symbol "ABW PRA." The ASBC Trust used the proceeds from the offering to purchase a like amount of 7.625% Junior Subordinated Debentures (the "Debentures") of the Corporation. The Debentures are the sole assets of the ASBC Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements.

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

The Preferred Securities qualify under the risk-based capital guidelines as Tier 1 capital for regulatory purposes. The Corporation used the proceeds from the sales of the Debentures for general corporate purposes. Also, during May 2002, the Corporation entered into a fair value hedge to hedge the interest rate risk on the Debentures. As of March 31, 2003, the fair value of the hedge was a $13.3 million gain. Given the fair value hedge, the Preferred Securities are carried on the balance sheet at fair value.

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

NOTE 10: Stock-Based Compensation

As allowed under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Corporation accounts for stock-based compensation cost under the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Compensation expense for employee stock options is generally not recognized if the exercise price of the option equals or exceeds the fair value of the stock on the date of grant.

For purposes of providing the pro forma disclosures required under SFAS 123, the fair value of stock options granted in the comparable first quarter periods of 2003 and 2002 was estimated at the date of grant using a Black-Scholes option pricing model which was originally developed for use in estimating the fair value of traded options which have different characteristics from the Corporation's employee stock options. The model is also sensitive to changes in the subjective assumptions which can materially affect the fair value estimate. As a result, management believes the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of employee stock options. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS 123.

                                                         For the Three Months
                                                            Ended March 31,
                                                       ------------------------
                                                          2003          2002
                                                       ------------------------
                                                       ($ in Thousands, except
                                                           per share amounts)
Net income, as reported                                 $57,993       $51,462
Adjustment: pro forma expense
  related to options granted,
  net of tax                                               (673)         (824)
                                                        ----------------------
Net income, as adjusted                                 $57,320       $50,638
                                                        ======================

Basic earnings per share, as reported                   $  0.78       $  0.70
Adjustment: pro forma expense related
  to options granted, net of tax                          (0.01)       ( 0.01)
                                                        ----------------------
Basic earnings per share, as adjusted                   $  0.77       $  0.69
                                                        ======================

Diluted earnings per share, as reported                 $  0.77       $  0.70
Adjustment: pro forma expense related to
  options granted, net of tax                             (0.01)        (0.02)
                                                        ----------------------
Diluted earnings per share, as adjusted                 $  0.76       $  0.68
                                                        ======================

The following assumptions were used in estimating the fair value for options granted in 2003 and 2002:

                                                          2003          2002
                                                        -----------------------
Dividend yield                                            3.84%         3.26%
Risk-free interest rate                                   3.27%         4.58%
Weighted average expected life                            7 yrs         7 yrs
Expected volatility                                      28.11%         26.30%

The weighted average per share fair values of options granted in the comparable first quarter periods of 2003 and 2002 were $7.24 and $7.64, respectively. The annual expense allocation methodology prescribed by SFAS 123 attributes a higher percentage of the reported expense to earlier years than to later years, resulting in an accelerated expense recognition for proforma disclosure purposes.

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

The "Other" segment is comprised of Wealth Management (including insurance, brokerage, and asset management), as well as intersegment eliminations and residual revenues and expenses, representing the difference between actual amounts incurred and the amounts allocated to operating segments.

Selected segment information is presented below.

                                                                  Consolidated
                                         Banking        Other         Total
                                      -----------------------------------------
As of and for the three months ended              ($ in Thousands)
March 31, 2003

Goodwill                              $   212,112   $       ---    $   212,112
Total assets                          $15,062,897   $    26,269    $15,089,166
                                      =========================================

Net interest income                   $   127,294   $       160    $   127,454
Provision for loan losses                  12,960           ---         12,960
Noninterest income                         55,764         9,445         65,209
Depreciation and amortization              16,023            44         16,067
Other noninterest expense                  73,945         8,145         82,090
Income taxes                               23,968          (415)        23,553
                                      -----------------------------------------
  Net income                          $    56,162   $     1,831    $    57,993
                                      =========================================

As of and for the three months ended
March 31, 2002

Goodwill                              $   212,112   $       ---    $   212,112
Total assets                          $14,301,822   $    26,329    $14,328,151
                                      =========================================

Net interest income                   $   117,403   $        24    $   117,427
Provision for loan losses                  11,251           ---         11,251
Noninterest income                         36,336        11,064         47,400
Depreciation and amortization               7,778            49          7,827
Other noninterest expense                  66,867         7,722         74,589
Income taxes                               19,469           229         19,698
                                      -----------------------------------------
  Net income                          $    48,374   $     3,088    $    51,462
                                      =========================================

NOTE 12: Contractual Obligations, Commitments, Off-Balance Sheet Risk, and Contingent Liabilities

Commitments and Off-Balance Sheet Risk
The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage its own exposure to interest rate risk. These financial instruments include lending-related commitments.

Lending-related Commitments
Through the normal course of operations, the Corporation has entered into certain contractual obligations and other commitments. Such obligations generally relate to funding of operations through deposits or debt issuances, as well as leases for premises and equipment. As a financial services provider the Corporation routinely enters into commitments to extend credit. While contractual obligations represent future cash requirements of the Corporation, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Corporation.

Off-balance  sheet  lending-related  commitments  include  commitments to extend credit, commitments to originate residential mortgage loans held for sale, commercial letters of credit, and standby letters of credit. These financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed, and thus are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and is not material at March 31, 2003 or 2002. Commitments to extend credit are agreements to lend to customers at predetermined interest rates as long as there is no violation of any condition established in the contracts. Commercial and standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and the third party, while standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The following is a summary of lending-related off-balance sheet financial instruments at March 31:


                                                               March 31,
                                                      -------------------------
                                                          2003         2002
                                                      -------------------------
                                                           ($ in Thousands)

Commitments to extend credit, excluding
  commitments to originate mortgage loans             $3,504,201   $3,025,623
Commitments to originate residential
  mortgage loans held for sale                           880,421      244,503
                                                      ------------------------
  Total commitments to extend credit                   4,384,622    3,270,126
Commercial letters of credit                              47,825       57,600
Standby letters of credit                                284,222      211,446
Loans sold with recourse                                   1,216        1,708
Forward commitments to sell residential
  mortgage loans                                      $  925,950   $  232,700

For commitments to extend credit, commitments to originate residential mortgage loans held for sale, commercial letters of credit, and standby letters of credit, the Corporation's associated credit risk is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. The Corporation's exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of those instruments. The commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Under SFAS 133, commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are defined as derivatives and are therefore required to be recorded on the consolidated balance sheet at fair value. The Corporation's derivative and hedging activity, as defined by SFAS 133, is further summarized in Note 7.

As part of the Corporation's agency agreement with an outside vendor, the Corporation has guaranteed certain credit card accounts provided the cardholder is unable to meet the credit card obligations. At March 31, 2003, the Corporation's estimated maximum exposure was approximately $1 million.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and the Results of Operations

Special Note Regarding Forward-Looking Statements

Statements made in this document which are not purely historical are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, including any statements regarding descriptions of management's plans, objectives, or goals for future operations, products or services, and forecasts of its revenues, earnings, or other measures of performance. Forward-looking statements are based on current management expectations and, by their nature, are subject to risks and uncertainties. These statements may be identified by the use of words such as "believe," "expect," "anticipate," "plan," "estimate," "should," "will," "intend," or similar expressions.

Shareholders should note that many factors, some of which are discussed elsewhere in this document, could affect the future financial results of Associated Banc-Corp and its subsidiaries ("the Corporation") and could cause those results to differ materially from those expressed in forward-looking statements contained in this document. These factors, many of which are beyond the Corporation's control, include the following:

o    operating, legal, and regulatory risks;

o economic, political, and competitive forces affecting the Corporation's banking, securities, asset management, and credit services businesses; and

o the risk that the Corporation's analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

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

The following discussion refers to the Corporation's business combination activity that may impact the comparability of certain financial data (see Note 5, "Business Combinations," of the notes to consolidated financial statements). In particular, consolidated financial results for first quarter 2002 reflect one month's contribution from its February 28, 2002, purchase acquisition of Signal Financial Corporation ("Signal").

Critical Accounting Policies

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses, mortgage servicing rights valuation, derivative financial instruments and hedge accounting, and income tax accounting.

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

Mortgage Servicing Rights Valuation: The fair value of the Corporation's mortgage servicing rights asset is important to the presentation of the consolidated financial statements in that mortgage servicing rights are subject to a fair value-based impairment standard. Mortgage servicing rights do not trade in an active open market with readily observable prices. As such, like other participants in the mortgage banking business, the Corporation relies on an internal discounted cash flow model to estimate the fair value of its mortgage servicing rights. While the Corporation believes that the values produced by its internal model are indicative of the fair value of its mortgage servicing rights portfolio, these values can change significantly depending upon the then current interest rate environment, estimated prepayment speeds of the underlying mortgages serviced, and other economic conditions. The proceeds that might be received should the Corporation actually consider a sale of the mortgage servicing rights portfolio could differ from the amounts reported at any point in time. The Corporation believes the mortgage servicing rights asset is properly recorded in the financial statements. See Note 6, "Goodwill and Other Intangible Assets," of the notes to consolidated financial statements and section "Noninterest Expense."

Derivative Financial Instruments and Hedge Accounting: In various aspects of its business, the Corporation uses derivative financial instruments to modify exposures to changes in interest rates and market prices for other financial instruments. The interest rate swaps and caps used by the Corporation are designated as hedges for financial reporting purposes. The application of the hedge accounting policy requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings, and measurement of changes in the fair value of hedged items. However, if in the future the derivative financial instruments used by the Corporation no longer qualify for hedge accounting treatment and, consequently, the change in the fair value of hedged items could be recognized in earnings, the impact on the consolidated results of operations and reported earnings could be significant. The
Corporation   believes  hedge   effectiveness  is  evaluated   properly  in  the
consolidated financial statements. See Note 7, "Derivative and Hedging Activities," of the notes to consolidated financial statements.

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

Segment Review

As described in Note 11, "Segment Reporting," the Corporation's primary reportable segment is banking, conducted through its bank and lending subsidiaries. Banking includes: a) community banking - lending and deposit gathering to businesses (including business-related services such as cash management and international banking services) and to consumers (including mortgages and credit cards); and b) corporate banking - specialized lending (such as commercial real estate), lease financing, and banking to larger businesses and metro or niche markets; and the support to deliver banking services.

The Corporation's profitability is primarily dependent on net interest income, noninterest income, the level of the provision for loan losses, noninterest expense, and taxes of its banking segment. The consolidated discussion is therefore predominantly describing the banking segment results.

Results of Operations - Summary

Net income for the three months ended March 31, 2003 totaled $58.0 million, or $0.78 and $0.77 for basic and diluted earnings per share, respectively. Comparatively, net income for the first quarter of 2002 was $51.5 million, or $0.70 for both basic and diluted earnings per share. For the first quarter of 2003 the annualized return on average assets was 1.58% and the annualized return on average equity was 18.36%, compared to 1.54% and 18.46%, respectively, for the comparable period in 2002. The net interest margin for the first three months of 2003 was 3.87% compared to 3.91% for the first three months of 2002.

-----------------------------------------------------------------------------------------------------------------------
                                                       TABLE 1
                                         Summary Results of Operations: Trends
                                        ($ in Thousands, except per share data)
                                                1st Qtr.       4th Qtr.       3rd Qtr.       2nd Qtr.       1st Qtr.
                                                  2003           2002           2002           2002           2002
----------------------------------------------------------------------------------------------------------------------
Net income (Quarter)                          $   57,993    $    53,441    $    53,472    $    52,344    $   51,462
Net income (Year-to-date)                         57,993        210,719        157,278        103,806        51,462

Earnings per share - basic (Quarter)          $     0.78    $      0.72    $      0.71    $      0.69    $     0.70
Earnings per share - basic (Year-to-date)           0.78           2.82           2.10           1.39          0.70

Earnings per share - diluted (Quarter)        $     0.77    $      0.71    $      0.70    $      0.68    $     0.70
Earnings per share - diluted (Year-to-date)         0.77           2.79           2.08           1.37          0.70

ROA (Quarter)                                       1.58%          1.42%          1.47%          1.47%         1.54%
ROA (Year-to-date)                                  1.58           1.47           1.49           1.51          1.54

ROE (Quarter)                                      18.36%         16.62%         16.73%         16.79%        18.46%
ROE (Year-to-date)                                 18.36          17.10          17.28          17.58         18.46

Efficiency ratio (Quarter) *                       49.29%         51.07%         51.14%         50.19%        48.32%
Efficiency ratio (Year-to-date) *                  49.29          50.25          49.94          49.29         48.32

Net interest margin (Quarter)                       3.87%          3.87%          3.96%          3.96%         3.91%
Net interest margin (Year-to-date)                  3.87           3.95           3.94           3.94          3.91

* Noninterest  expense divided by sum of taxable  equivalent net interest income plus noninterest income,  excluding investment  securities gains (losses),  net, and asset sales gains, net.
-----------------------------------------------------------------------------------------------------------------------

Net Interest Income and Net Interest Margin

Net interest income on a taxable equivalent basis for the three months ended March 31, 2003, was $133.7 million, an increase of $10.2 million or 8.3% over the comparable quarter last year. As indicated in Tables 2 and 3, the $10.2 million increase in fully taxable equivalent net interest income was attributable to volume (with balance sheet growth and differences in the mix of average earning assets and average interest-bearing liabilities adding $11.6 million to taxable equivalent net interest income) and rate (as the impact of changes in interest rates reduced taxable equivalent net interest income by $1.4 million).

The net interest margin for first quarter 2003 was 3.87%, down 4 basis points ("bp") from 3.91% in first quarter 2002. This comparable quarter decrease is the result of a 7 bp increase in interest rate spread (the net of an 88 bp decrease in the cost of interest-bearing liabilities and an 81 bp decrease in the yield on earning assets), partially offset by an 11 bp lower contribution from net free funds.

Interest rates were generally stable and historically low between the comparable quarters. The average Federal funds rate of 1.25% for the first quarter of 2003 was 50 bp lower than the average Federal funds rate of 1.75% for the first quarter of 2002.

The yield on earning assets was 5.56% for first quarter 2003, down 81 bp from the comparable quarter last year. Competitive pricing on new and refinanced loans as well as the repricing of variable rate loans in a lower interest rate environment put downward pressure on loan yields. The average loan yield was 5.65%, down 82 bp from first quarter 2002. The average yield on investments and other earning assets was 5.27%, down 80 bp, also impacted by the lower rate environment and faster prepayments particularly on mortgage-related securities.

The cost of interest-bearing liabilities was 1.96% for first quarter 2003, down 88 bp compared to first quarter 2002, aided by the low interest rate environment. The average cost of interest-bearing deposits excluding brokered certificates of deposit ("CDs") was 1.76%, down 92 bp from first quarter 2002, benefiting from a larger mix of lower-costing transaction accounts, as well as from lower rates on interest-bearing deposit products in general. Brokered CDs declined to represent 2.0% of interest-bearing liabilities (versus 3.0% for first quarter 2002) and had lower costs (down 13 bp to 1.91% for first quarter
2003). The cost of wholesale funds (comprised of short-term borrowings and long-term funding) was 2.28% (down 96 bp from first quarter 2002), also attributable to the lower interest rate environment between comparable quarters.

Average earning assets increased by $1.2 billion (9.7%) over the comparable quarter last year. Average loans represented 76.5% of average earning assets for first quarter 2003 compared to 74.6% for first quarter 2002 and accounted for the majority of the growth in earning assets, up an average of $1.2 billion (12.5%), primarily in commercial loans. Commercial loans grew to represent 59.8% of average loans for first quarter 2003 compared to 58.2% for first quarter 2002. Average investments and other earning assets were relatively unchanged (up $47 million or 1.5%).

Average interest-bearing liabilities increased $963 million (8.8%) over first quarter 2002, supporting the growth in earning assets. Additionally average noninterest-bearing demand deposits (a component of net free funds) increased by $258 million, or 19.9%. The growth in interest-bearing liabilities came from increases in wholesale funding sources, as average interest-bearing deposits were level between comparable first quarter periods. Average wholesale funding sources increased by $1.0 billion, representing 38.2% of average interest-bearing liabilities for first quarter 2003, versus 32.4% for first quarter 2002. In addition, to take advantage of the low interest rate environment, the Corporation continued to shift funds from short-term borrowing sources to longer-term funding, increasing its long-term funding by $882 million (representing 18.2% of average interest-bearing liabilities, compared to 11.8% in the prior year).

----------------------------------------------------------------------------------------------------------------------
                                                       TABLE 2
                                             Net Interest Income Analysis
                                                   ($ in Thousands)
----------------------------------------------------------------------------------------------------------------------
                                         Three months ended March 31, 2003        Three months ended March 31, 2002
                                       -------------------------------------------------------------------------------
                                                        Interest     Average                     Interest     Average
                                          Average        Income/     Yield/        Average        Income/     Yield/
                                          Balance        Expense      Rate         Balance        Expense      Rate
----------------------------------------------------------------------------------------------------------------------
Loans                                  $10,578,430      $148,740      5.65%     $ 9,405,417      $151,654      6.47%
Investments and other                    3,257,672        42,920      5.27        3,210,623        48,715      6.07
                                       --------------------------                -------------------------
  Total earning assets                  13,836,102       191,660      5.56       12,616,040       200,369      6.37
Other assets, net                        1,031,237                                  922,562
                                       ------------                              -----------
  Total assets                         $14,867,339                              $13,538,602
                                       ============                             ============

Interest-bearing deposits,
  excluding Brokered CDs               $ 7,113,093      $ 30,896      1.76%     $ 7,060,161      $ 46,588       2.68%
Brokered CDs                               232,539         1,094      1.91          326,119         1,641       2.04
Wholesale funding                        4,541,010        25,939      2.28        3,537,281        28,650       3.24
                                       --------------------------               --------------------------
  Total interest-bearing liabilities    11,886,642        57,929      1.96       10,923,561        76,879       2.84
                                       ------------                             ------------
Demand, non-interest bearing             1,555,809                                1,297,599
Other liabilities                          143,938                                  186,728
Stockholders' equity                     1,280,950                                1,130,714
                                       ------------                             ------------
  Total liabilities and equity         $14,867,339                              $13,538,602
                                       ============                             ============

Interest rate spread                                                  3.60%                                    3.53%
Net free funds                                                        0.27                                     0.38
                                                                      -----                                    -----
Net interest income and
  net interest margin                                   $133,731      3.87%                      $123,490      3.91%
                                                        ====================                     ===================
Taxable equivalent adjustment                           $  6,277                                 $  6,063
                                                        ---------                                ---------
Net interest income, as reported                        $127,454                                 $117,427
                                                        =========                                =========
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
                                                       TABLE 3
                                                Volume / Rate Variance
                                                   ($ in Thousands)
-----------------------------------------------------------------------------------------------------------------------
                                                                                 Comparison of
                                                                    Three months ended March 31, 2003 versus 2002
                                                         --------------------------------------------------------------
                                                                                      Variance Attributable to
                                                                               ----------------------------------------
                                                            Income/Expense            Volume
                                                              Variance *                                   Rate
-----------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                                         $ (2,914)               $16,575           $(19,489)
Investments and other                                           (5,795)                   529             (6,324)
                                                              ---------------------------------------------------
  Total interest income                                         (8,709)                17,104            (25,813)
INTEREST EXPENSE
Interest-bearing deposits, excluding Brokered CDs             $(15,692)               $   314           $(16,006)
Brokered CDs                                                      (547)                  (436)              (111)
Wholesale funding                                               (2,711)                 5,582             (8,293)
                                                              ---------------------------------------------------
  Total interest expense                                       (18,950)                 5,460            (24,410)
                                                              ---------------------------------------------------
  Net interest income                                         $ 10,241                $11,644           $ (1,403)
                                                              ===================================================

* The change in interest due to both rate and volume has been allocated proportionately to volume variance and rate variance based on the relationship of the absolute dollar change in each.
-----------------------------------------------------------------------------------------------------------------------

Provision for Loan Losses

The provision for loan losses for the first quarter of 2003 was $13.0 million, down $1.6 million from the fourth quarter of 2002 of $14.6 million, and up $1.7 from the first quarter of 2002 of $11.3 million. Annualized net charge offs as a percent of average loans for first quarter 2003 decreased to 0.20% from 0.28% for fourth quarter 2002 and 0.31% for first quarter 2002. The ratio of the allowance for loan losses to total loans was 1.66%, up from 1.58% at December 31, 2002 and 1.48% at March 31, 2002. See Table 8.

The provision for loan losses is predominantly a function of the methodology and other qualitative and quantitative factors used to determine the adequacy of the allowance for loan losses which focuses on changes in the size and character of the loan portfolio, changes in levels of impaired and other nonperforming loans, historical losses on each portfolio category, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other factors which could affect potential credit losses. See additional discussion under sections "Allowance for Loan Losses," and "Nonperforming Loans and Other Real Estate Owned."

Noninterest Income

Noninterest income for the first quarter of 2003 was $65.2 million, up $17.8 million or 37.6% from the first quarter of 2002. Primary components impacting the change between comparable quarters were mortgage banking income and other income. Continued strong activity in the mortgage and mortgage refinancing market supported mortgage banking revenue of $26.1 million in the first quarter of 2003, more than double that of the year-earlier period.

---------------------------------------------------------------------------------------
                                         TABLE 4
                                   Noninterest Income
                                     ($ in Thousands)
---------------------------------------------------------------------------------------
                                        1st Qtr.     1st Qtr.     Dollar     Percent
                                          2003         2002       Change     Change
---------------------------------------------------------------------------------------
Trust service fees                      $ 6,630      $ 7,371     $  (741)     (10.1)%
Service charges on deposit accounts      11,811        9,880       1,931       19.5
Mortgage banking income                  26,103       12,604      13,499      107.1
Credit card and other nondeposit fees     7,396        6,072       1,324       21.8
Retail commission income                  3,303        4,616      (1,313)     (28.4)
Bank owned life insurance income          3,391        3,270         121        3.7
Asset sale gains, net                       122          331        (209)     (63.1)
Other                                     6,779        3,256       3,523      108.2
                                        ---------------------------------------------
   Subtotal                             $65,535      $47,400      18,135       38.3
Investment securities gains, net           (326)         ---        (326)       N/M
                                        ---------------------------------------------
Total noninterest income                $65,209      $47,400     $17,809       37.6%
                                        =============================================
N/M - Not meaningful.
---------------------------------------------------------------------------------------

Trust service fees decreased $0.7 million between comparable first quarter periods. The change was predominantly due to a decrease in the market value of assets under management (from $4.0 billion at March 31, 2002, to $3.4 billion at March 31, 2003), a function of the continued weak stock market performance, competitive market conditions, and investor uncertainty.

Service charges on deposit accounts were up $1.9 million between comparable first quarter periods, due in part to higher volumes associated with a larger account base. The increase was also a result of lower earnings credit rates, higher service charges on business accounts, and higher fees on overdrafts/nonsufficient funds.

Mortgage banking income consists of servicing fees, the gain or loss on sales of mortgage loans to the secondary market, and production-related fees (origination, underwriting, and escrow waiver fees). Mortgage banking income was $26.1 million, an increase of $13.5 million, more than double the comparable quarter in 2002. The increase was driven primarily by secondary mortgage loan production (mortgage loan production to be sold to the secondary market) which increased 59% between comparable periods ($1.1 billion in the first quarter of 2003 versus $0.7 billion in the first quarter of 2002). The higher production levels positively impacted production volume-related fees (up $1.4 million). Also, gains on sales of the increased production were up $11.9 million (the net of realized gains up $8.9 million and $3.0 million higher fair value of mortgage derivatives). Servicing fees on the portfolio serviced for others were up $0.2 million between comparable periods, in line with the modest increase in the portfolio serviced for others ($5.45 billion at March 31, 2003, versus $5.42 billion at March 31, 2002).

Credit card and other nondeposit fees were $7.4 million for the first quarter of 2003, an increase of $1.3 million or 21.8% from the first quarter of 2002, attributable predominantly to increases in credit card fees (inclearing and merchant discount fees) and partly to other nondeposit fees.

Retail commission income (which includes commissions from insurance and brokerage product sales) was $3.3 million, down $1.3 million between comparable periods. Brokerage commissions (including variable annuities) were down $0.3 million, while fixed annuities were down $0.6 million, affected largely by the weaker financial markets. Insurance commissions declined $0.4 million, in part due to legislation which became effective during late 2002 requiring single premium credit insurance premiums on loans with real estate collateral to be collected based on monthly outstanding balances.

Other noninterest income was $6.8 million for the first three months of 2003, up $3.5 million over the comparable period in 2002, of which $3.4 million was recognized in connection with a credit card merchant processing sale and services agreement signed in March 2003. The agreement provides for revenue sharing on new and existing merchant business over the ten-year life of the agreement. The 2003 investment securities net losses of $0.3 million resulted from an other than temporary write down on a security.

Noninterest Expense

Noninterest expense was $98.2 million, up $15.7 million or 19.1% compared to last year, reflecting higher mortgage servicing rights expense, as well as the Corporation's larger operating base between comparable quarters, especially in personnel expense.

---------------------------------------------------------------------------------------
                                         TABLE 5
                                   Noninterest Expense
                                     ($ in Thousands)
---------------------------------------------------------------------------------------
                                        1st Qtr.     1st Qtr.     Dollar     Percent
                                          2003         2002       Change     Change
---------------------------------------------------------------------------------------
Personnel expense                       $50,235      $44,994     $ 5,241       11.6%
Occupancy                                 7,115        6,137         978       15.9
Equipment                                 3,244        3,490        (246)      (7.0)
Data processing                           5,618        4,803         815       17.0
Business development and advertising      3,363        3,446         (83)      (2.4)
Stationery and supplies                   1,679        2,044        (365)     (17.9)
FDIC expense                                366          372          (6)      (1.6)
Mortgage servicing rights expense        11,598        2,897       8,701      300.3
Other intangible amortization               350          464        (114)     (24.6)
Loan expense                              3,348        2,779         569       20.5
Other                                    11,241       10,990         251        2.3
                                        --------------------------------------------
  Total  noninterest expense            $98,157      $82,416     $15,741       19.1%
                                        ============================================
---------------------------------------------------------------------------------------

Personnel expense (including salary-related expenses and fringe benefit expenses) increased $5.2 million or 11.6% over the first quarter of 2002. Personnel expense represented 51.1% of total noninterest expense in the first quarter of 2003 compared to 54.6% in the first quarter of 2002. Salary-related expenses increased $4.4 million or 12.7% between comparable quarters; due primarily to merit increases between the periods and increases in incentive compensation. Average full-time equivalent employees were 4,075 for first quarter 2003 compared to 3,940 for first quarter 2002. Fringe benefits were up $0.8 million or 8.2% over the first quarter of 2002, primarily attributable to the larger employee base and the increased cost of benefit plans and premium based benefits.

Occupancy expense increased 15.9% to support the larger branch network attributable mostly to the Signal acquisition. Equipment expense declined predominantly in computer depreciation expense. Data processing costs increased to $5.6 million, up $0.8 million or 17.0% over the comparable period last year, due to processing for a larger base operation and partly to Internet banking and other technology enhancements.

Mortgage servicing rights expense includes both the amortization of the mortgage servicing rights asset and increases or decreases to the valuation allowance associated with the mortgage servicing rights asset. Mortgage servicing rights expense increased by $8.7 million between the comparable quarters, including a $7.3 million addition to the valuation allowance and $1.4 million increase in the amortization of the mortgage servicing rights asset. While the strong mortgage refinance activity benefited mortgage banking income, it increased the prepayment speeds of the Corporation's mortgage portfolio serviced for others, a key factor behind the valuation of mortgage servicing rights. Mortgage servicing rights is considered a critical accounting policy given that estimating the fair value of the mortgage servicing rights involves judgment, particularly of estimated prepayment speeds of the underlying mortgages serviced. A valuation allowance is established to the extent the carrying value of the mortgage servicing rights exceeds the estimated fair value. Net income could be affected if management's estimate of the prepayment speeds or other factors differ materially from actual prepayments. Mortgage servicing rights, included in other intangible assets on the consolidated balance sheet, were $29.4 million, net of a $35.7 million valuation allowance at March 31, 2003. See section "Critical Accounting Policies" and Note 6, "Goodwill and Other Intangible Assets," of the notes to consolidated financial statements.

Loan expense was $3.3 million, up $0.6 million from first quarter 2002; due predominantly to increased costs related to higher interchange and card costs and mortgage loan expenses, commensurate with the increased revenue in these areas. Other expense was up $0.3 million from the comparable quarter last year, principally attributable to higher legal and professional fees.

Income Taxes

Income tax expense for the first quarter of 2003 was $23.6 million, up $3.9 million from first quarter 2002. The effective tax rate (income tax expense divided by income before taxes) was 28.9% and 27.7% for the first three months of 2003 and 2002, respectively. This increase is primarily attributable to the increase in net income before tax and an increase in the effective tax rate.

Income tax expense recorded in the consolidated income statement involves the interpretation and application of certain accounting pronouncements and federal and state tax codes, and is therefore, considered a critical accounting policy. The Corporation undergoes examination by various taxing authorities. Such taxing authorities may require that changes in the amount of tax expense or valuation allowance be recognized when their interpretations differ from those of management, based on their judgments about information available to them at the time of their examinations. See section "Critical Accounting Policies."

Balance Sheet

At March 31, 2003, total assets were $15.1 billion, an increase of $0.8 billion, or 5.3%, over March 31, 2002. The growth in assets occurred primarily in loans, which grew $518 million or 5.3% year over year, and loans held for sale, which increased $224 million. The growth in loans was almost exclusively in commercial loans, which grew $456 million (7.7% since March 31, 2002) and comprise 62% of total loans at March 31, 2003.

Home equity loans grew $163 million or 23.5%, while residential mortgage loans decreased 3.9%, strongly influenced by lower interest rates and high refinance activity. Total deposits were down $132 million or 1.4%. Since March 31, 2002, noninterest-bearing demand deposits grew $255 million (17.7%) to represent 19% of total deposits, compared to 16% a year earlier. Brokered CDs and other time deposits combined declined to 36% of deposits at March 31, 2003, compared to 40% at March 31, 2002, due to scheduled maturities and the lower interest rate environment. Short-term borrowings increased $192 million, primarily in short-term bank notes. Since March 31, 2002, long-term debt grew $477 million due to the issuance of $300 million of bank notes and $279 million of long-term repurchase agreements, partially offset by the repayment of long-term Federal Home Loan Bank advances (see Note 8, "Long-term Debt," of the notes to consolidated financial statements). Additionally, during the second quarter of 2002 the Corporation issued $175 million of company-obligated mandatorily redeemable preferred securities (see Note 9, "Company-obligated Mandatorily
Redeemable Preferred Securities," of the notes to consolidated financial statements).

Since year-end 2002 the balance sheet has changed modestly. Total assets increased $46 million, while loans remained relatively level at $10.3 billion (down $28 million). Total deposits were down $65 million.

----------------------------------------------------------------------------------------------------------------------
                                                        TABLE 6
                                              Period End Loan Composition
                                                    ($ in Thousands)
----------------------------------------------------------------------------------------------------------------------
                                         March 31,       % of        March 31,       % of        Dec. 31,      % of
                                            2003         Total          2002         Total         2002        Total
----------------------------------------------------------------------------------------------------------------------
Commercial, financial &
  agricultural                         $ 2,238,657        22%       $2,162,954        22%       $2,213,986       22%
Real estate construction                   912,510         9           801,467         8           910,581        9
Commercial real estate                   3,188,907        31         2,920,865        30         3,128,826       30
Lease financing                             38,712        --            37,211         1            38,352       --
                                       -------------------------------------------------------------------------------
   Commercial                            6,378,786        62         5,922,497        61         6,291,745       61
Residential mortgage                     2,325,032        23         2,418,822        25         2,430,746       24
Home equity                                858,928         8           695,519         7           864,631        8
                                       -------------------------------------------------------------------------------
  Residential real estate                3,183,960        31         3,114,341        32         3,295,377       32
Consumer                                   712,723         7           720,746         7           716,103        7
                                       -------------------------------------------------------------------------------
Total loans                            $10,275,469       100%       $9,757,584       100%      $10,303,225      100%
                                       ===============================================================================
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
                                                        TABLE 7
                                            Period End Deposit Composition
                                                    ($ in Thousands)
-----------------------------------------------------------------------------------------------------------------------
                                         March 31,       % of        March 31,       % of        Dec. 31,      % of
                                            2003         Total          2002         Total         2002        Total
-----------------------------------------------------------------------------------------------------------------------
Noninterest-bearing demand             $ 1,692,979        19%       $1,437,798        16%      $ 1,773,699       19%
Savings                                    935,740        10           883,794        10           895,855       10
Interest bearing demand                  1,540,757        17           989,519        11         1,468,193       16
Money market                             1,658,735        18         2,084,671        23         1,754,313       19
Brokered CDs                               208,650         2           315,184         3           233,650        3
Other time                               3,023,373        34         3,481,726        37         2,999,142       33
                                       --------------------------------------------------------------------------------
Total deposits                         $ 9,060,234       100%       $9,192,692       100%      $ 9,124,852      100%
                                       ================================================================================
Total deposits, excluding
  brokered CDs                         $ 8,851,584        98%       $8,877,508        97%      $ 8,891,202       97%
                                       ================================================================================
------------------------------------------------------------------------------------------------------------------------

Allowance for Loan Losses

The loan portfolio is the primary asset subject to credit risk. Credit risks are inherently different for each different loan type. Credit risk is controlled and monitored through the use of lending standards, a thorough review of potential borrowers, and on-going review of loan payment performance. Active asset quality administration, including early problem loan identification and timely resolution of problems, further ensures appropriate management of credit risk and minimization of loan losses.

-----------------------------------------------------------------------------------------------------
                                                TABLE 8
                          Allowance for Loan Losses and Nonperforming Assets
                                           ($ in Thousands)
-----------------------------------------------------------------------------------------------------
                                                                 At and for the      At and for the
                                                              three months ended       Year ended
                                                                   March 31,          December 31,
-----------------------------------------------------------------------------------------------------
                                                               2003          2002         2002
-----------------------------------------------------------------------------------------------------
Allowance for Loan Losses:
Balance at beginning of period                              $ 162,541     $ 128,204     $ 128,204
Balance related to acquisition                                   --          11,985        11,985
Provision for loan losses                                      12,960        11,251        50,699
Charge offs                                                    (5,754)       (7,985)      (32,179)
Recoveries                                                        644           895         3,832
                                                            ----------     ---------     ---------
    Net loan charge offs                                       (5,110)       (7,090)      (28,347)
                                                            ----------     ---------     ---------
Balance at end of period                                    $ 170,391     $ 144,350     $ 162,541
                                                            ==========     =========     =========

Nonperforming Assets:
Nonaccrual loans                                            $  90,384     $  63,626     $  94,132
Accruing loans past due 90 days or more                         3,425         4,991         3,912
Restructured loans                                                844         3,097         1,258
                                                            ----------     ---------     ---------
Total nonperforming loans                                      94,653        71,714        99,302
Other real estate owned                                        12,949         2,782        11,448
                                                            ----------     ---------     ---------
      Total nonperforming assets                            $ 107,602     $  74,496     $ 110,750
                                                            ==========     =========     =========

Ratios:
Allowance for loan losses to net charge offs (annualized)        8.22x         5.02x         5.73x
Ratio of net charge offs to average loans (annualized)           0.20%         0.31%         0.28%
Allowance for loan losses to total loans                         1.66%         1.48%         1.58%
Nonperforming loans to total loans                               0.92%         0.73%         0.96%
Nonperforming assets to total assets                             0.71%         0.52%         0.74%
Allowance for loan losses to nonperforming loans                  180%          201%          164%

------------------------------------------------------------------------------------------------------

As of March 31, 2003, the allowance for loan losses was $170.4 million, representing 1.66% of loans outstanding, compared to $144.4 million, or 1.48% of loans, at March 31, 2002, and $162.5 million, or 1.58% at year-end 2002. The allowance for loan losses at March 31, 2003 increased $26.0 million since March 31, 2002 and $7.9 million since December 31, 2002. At March 31, 2003, the allowance for loan losses was 180% of nonperforming loans compared to 201% and 164% at March 31 and December 31, 2002, respectively. Table 8 provides additional information regarding activity in the allowance for loan losses and nonperforming assets.

Gross charge offs were $5.8 million for the three months ended March 31, 2003, $8.0 million for the comparable period ended March 31, 2002 and $32.2 million for year-end 2002, while recoveries for the corresponding periods were $0.6 million, $0.9 million and $3.8 million, respectively. As a result, the ratio of net charge offs to average loans on an annualized basis was 0.20%, 0.31%, and 0.28% for the periods ended March 31, 2003 and March 31, 2002, and for the 2002 year, respectively.

The allowance for loan losses represents management's estimate of an amount adequate to provide for probable credit losses in the loan portfolio at the balance sheet date. To assess the adequacy of the allowance for loan losses, an allocation methodology is applied by the Corporation, which focuses on changes in the size and character of the loan portfolio, changes in levels of impaired or other nonperforming loans, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, underlying collateral, historical losses on each portfolio category, and other qualitative and quantitative factors which could affect probable credit losses. Assessing these numerous factors involves significant judgment. Management considers the allowance for loan losses a critical accounting policy (see section "Critical Accounting Policies"). Thus, in general, the change in the allowance for loan losses is a function of a number of factors, including but not limited to changes in the loan portfolio (see Table 6), net charge offs and nonperforming loans (see Table 8).

The allocation methods used for March 31, 2003, March 31, 2002, and December 31, 2002 were comparable, using specific allocations or factors for criticized loans and for non-criticized loan categories. Current economic and political conditions at each period end carried various uncertainties requiring management's judgment as to the possible impact on the business results of numerous individual borrowers and certain industries. Total loans at March 31, 2003, were up $518 million (5.3%) since March 31, 2002, with commercial loans accounting for the majority of growth (up $456 million, or 7.7% versus last year). Total loans compared to December 31, 2002, were relatively unchanged at $10.3 billion; however, the commercial portfolio grew $87 million (5.6% annualized) to represent 62% of total loans versus 61% at December 31, 2002 (see Table 6). Commercial loans carry a higher inherent risk of credit loss. Net charge offs were 0.20% or higher for the three periods noted (see Table 8). Changes in nonperforming loans are primarily due to changes in nonperforming commercial loans (see Table 8 and section "Nonperforming Loans and Other Real Estate Owned"). Nonperforming loans grew since March 31, 2002, particularly with the addition of a large commercial manufacturing credit ($22 million at March 31, 2002) to nonaccrual status beginning in the second quarter of 2002, and $10 million of the allowance identified for this credit. At March 31, 2003, the $10 million allowance remains identified for this $20 million credit, which has remained current but management has continued doubts concerning the future collectibility of the loan. Nonperforming loans were down modestly since December 31, 2002, representing 0.92% of total loans at March 31, 2003, compared to 0.96% at December 31, 2002. Other real estate owned increased since March 31, 2002, particularly with the addition of two commercial real estate properties (an $8.0 million property during fourth quarter 2002 and a $1.5 million property in first quarter 2003). Finally, criticized loans for March 31, 2003 increased from a year ago, in part from the large commercial manufacturing credit noted above, as well as a larger portion of loans moving into higher-risk categories, increasing portfolio risk. Criticized loans were down modestly since December 31, 2002; however, several larger loans moved to higher-risk categories due to deterioration. Portfolio risk is a predominant characteristic in determining the allowance for loan losses. The allowance for loan losses to loans was 1.66%, 1.48% and 1.58% for March 31, 2003, and March 31 and December 31, 2002, respectively.

Management believes the allowance for loan losses to be adequate at March 31, 2003.

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

Nonperforming Loans and Other Real Estate Owned

Management is committed to an aggressive nonaccrual and problem loan identification philosophy. This philosophy is implemented through the ongoing monitoring and reviewing of all pools of risk in the loan portfolio to ensure that problem loans are identified quickly and the risk of loss is minimized.

Nonperforming loans are considered an indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, loans 90 days or more past due but still accruing, and restructured loans. The Corporation specifically excludes from its definition of nonperforming loans student loan balances that are 90 days or more past due and still accruing and that have contractual
government   guarantees  as  to  collection  of
principal and interest. The Corporation had $17 million, $20 million and $20 million of these loans at March 31, 2003, March 31, 2002, and December 31, 2002, respectively.

Table 8 provides detailed information regarding nonperforming assets, which include nonperforming loans and other real estate owned. Nonperforming assets to total assets were 0.71%, 0.52%, and 0.74% at March 31, 2003, March 31, 2002, and December 31, 2002, respectively.

Total nonperforming loans at March 31, 2003 were up $22.9 million from March 31, 2002 and down $4.6 million from year-end 2002. The ratio of nonperforming loans to total loans was 0.92% at March 31, 2003, as compared to 0.73% and 0.96% at March 31, 2002, and year-end 2002, respectively. Nonaccrual loans account for the majority of the $22.9 million increase in nonperforming loans between the comparable first quarter periods. Nonaccrual loans increased $26.8 million, while accruing loans past due 90 or more days were down $1.6 million, and restructured loans decreased $2.3 million (primarily attributable to the transfer of one large commercial credit from restructured to nonaccrual). The increase in nonaccrual loans between the comparable first quarter periods is predominantly attributable to the addition, during the second quarter of 2002, of one commercial manufacturing credit (totaling approximately $22 million at March 31, 2002) for which payments are current; however, the Corporation has continued doubts concerning the future collectibility of the loan given the current economic conditions and has set aside $10 million of the allowance for loan losses for this credit. Nonaccrual loans account for the majority of the $4.6 million decrease in nonperforming loans since year-end 2002. Nonaccrual loans decreased $3.7 million (in part from one large credit reclassified to other real estate owned); accruing loans past due 90 or more days decreased $0.5 million, and restructured loans were down $0.4 million.

Other real estate owned increased to $12.9 million at March 31, 2003, compared to $2.8 million at March 31, 2002, and $11.4 million at year-end 2002. The increases are predominantly due to the addition of an $8.0 million commercial real estate property during the fourth quarter of 2002 and a $1.5 million commercial real estate property during the first quarter of 2003.

In addition to nonperforming loans, potential problem loans are loans where there are doubts as to the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that the Corporation expects losses to occur, but that management recognizes a higher degree of risk associated  with  these  loans.  The  level  of  potential  problem  loans  is a predominate  factor  in  determining  the  relative  level  of risk in the  loan portfolio and in the determination of the level of the allowance for loan losses. The loans that have been reported as potential problem loans are not concentrated in a particular industry, but rather cover a diverse range of businesses. At March 31, 2003, potential problem loans totaled $275 million, compared to $212 million at December 31, 2002. Five credit relationships accounted for $52 million of the increase since year-end 2002, including a $20 million loan that has remained current to a contractor experiencing receivables collection issues, creating liquidity issues for the contractor. While management does not expect significant losses from credits in this category, the customer relationship noted above could result in a loss, the extent of which cannot be determined at this time.

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

In addition to subsidiary dividends, the parent company has multiple funding sources that could be used to increase liquidity and provide additional financial flexibility. These sources include a revolving credit facility, commercial paper, and two shelf registrations. The parent company has available a $100 million revolving credit facility with established lines of credit from nonaffiliated banks, of which $100 million was available at March 31, 2003. In addition, $200 million of commercial paper was available at March 31, 2003, under the parent company's commercial paper program.

In May 2002, the parent company filed a "shelf" registration statement under which the parent company may offer up to $300 million of trust preferred securities. In May 2002, the parent company issued $175 million of trust preferred securities, bearing a 7.625% fixed coupon rate. At March 31, 2003, $125 million was available under the trust preferred shelf. In May 2001, the parent company filed a "shelf" registration statement whereby the parent company may offer up to $500 million of any combination of the following securities, either separately or in units: debt securities, preferred stock, depositary shares, common stock, and warrants. In August 2001, the parent company obtained $200 million in a subordinated note offering, bearing a 6.75% fixed coupon rate and 10-year maturity. At March 31, 2003, $300 million was available under the shelf registration.

Investment securities are an important tool to the Corporation's liquidity objective. All securities are classified as available for sale and are reported at fair value on the consolidated balance sheet. Of the $3.4 billion investment portfolio at March 31, 2003, $1.9 billion were pledged as collateral for repurchase agreements, public deposits, treasury, tax and loan notes, and other requirements. The remaining securities could be pledged or sold to enhance liquidity if necessary.

The bank subsidiaries have a variety of funding sources (in addition to key liquidity sources, such as core deposits, loan sales, loan repayments, and investment portfolio sales) available to increase financial flexibility. A $2 billion bank note program associated with Associated Bank Illinois, National Association, and Associated Bank, National Association, was established during 2000. Under this program, short-term and long-term debt may be issued. As of March 31, 2003, $500 million of long-term bank notes and $200 million of short-term bank notes were outstanding. At March 31, 2003, $1.3 billion was available under this program. The banks have also established federal funds lines with major banks totaling approximately $3.2 billion and the ability to borrow approximately $1.8 billion from the Federal Home Loan Bank ($1.1 billion was outstanding at March 31, 2003). In addition, the bank subsidiaries also accept Eurodollar deposits, issue institutional certificates of deposit, and from time to time offer brokered certificates of deposit.

For the three months ended March 31, 2003, net cash provided from operating activities was $41.0 million, while investing and financing activities used net cash of $17.3 million and $26.2 million, respectively, for a net decrease in cash and cash equivalents of $2.5 million since year-end 2002. Generally, during first quarter 2003, anticipated maturities of time deposits occurred and net asset growth since year-end 2002 was modest (less than 1%). Thus, other funding sources were utilized, particularly long-term debt, to replenish the net decrease in deposits, repay long-term debt, and to provide for common stock repurchases and the payment of cash dividends to the Corporation's stockholders.

For the three months ended March 31, 2002, net cash provided from operating and investing activities was $231.8 million and $20.7 million, respectively, while financing activities used net cash of $448.8 million, for a net decrease in cash and cash equivalents of $196.3 million since year-end 2001. Generally, during first quarter 2002, anticipated maturities of time deposits occurred and net asset growth since year-end 2001 was strong due to the Signal acquisition. Thus, other funding sources were utilized, particularly long-term debt, to finance the Signal acquisition, replenish the net decrease in deposits, repay short-term borrowings, and to provide for common stock repurchases and the payment of cash dividends to the Corporation's stockholders.

Capital

Stockholders' equity at March 31, 2003 increased to $1.3 billion, compared to $1.2 billion at March 31, 2002. The increase in equity between the two periods was primarily composed of the retention of earnings and the exercise of stock options, with offsetting decreases to equity from the payment of dividends and the repurchase of common stock. Additionally, stockholders' equity at March 31, 2003 included $56.3 million of accumulated other comprehensive income versus $49.0 million at March 31, 2002. The increase in accumulated other comprehensive income was predominantly related to increased unrealized gains on securities available for sale and offset by higher unrealized losses on cash flow hedges, net of the tax effect. Stockholders' equity to assets was 8.52% and 8.59% at March 31, 2003 and 2002, respectively.

Stockholders' equity remained level at $1.3 billion since year-end 2002. The increase in equity between the two periods was primarily composed of the retention of earnings and the exercise of stock options, with offsetting decreases to equity from the payment of dividends and the repurchase of common stock. Additionally, stockholders' equity at year-end, included $60.3 million of accumulated other comprehensive income versus $56.3 million at March 31, 2003. The decrease in accumulated other comprehensive income was predominantly related to unrealized gains on securities available for sale and unrealized losses on cash flow hedges, net of the tax effect. Stockholders' equity to assets at March 31, 2003 was 8.52%, compared to 8.46% at December 31, 2002.

Cash dividends of $0.31 per share were paid in the first quarter of 2003, compared to $0.28 per share in the first quarter of 2002, an increase of 10.0%.

The Board of Directors has authorized management to repurchase shares of the Corporation's common stock each quarter in the market, to be made available for issuance in connection with the Corporation's employee incentive plans and for other corporate purposes. The Board of Directors authorized the repurchase of up to 300,000 shares per quarter in 2003. No shares were repurchased under this authorization in first quarter 2003. During first quarter 2002, 330,000 shares were authorized and repurchased, at an average cost of $31.86 per share. Additionally, under two separate actions in 2000, the Board of Directors authorized the repurchase and cancellation of the Corporation's outstanding shares, not to exceed approximately 7.3 million shares on a combined basis. Under these authorizations 716,500 shares were repurchased during first quarter 2003 at an average cost of $33.69 per share, while 123,750 shares were repurchased during first quarter 2002 at an average cost of $32.01. At March 31, 2003, approximately 1.4 million shares remain authorized to repurchase. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities.

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

--------------------------------------------------------------------------------------------------------------------------
                                     TABLE 9
                                 Capital Ratios
                      (In Thousands, except per share data)
--------------------------------------------------------------------------------------------------------------------------
                                                                   At or For the Quarter Ended
--------------------------------------------------------------------------------------------------------------------------
                                               March 31,        Dec. 31,       Sept. 30,       June 30,        March 31,
                                                 2003             2002           2002            2002            2002
--------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                    $1,285,866       $1,272,183     $1,270,691      $1,275,569      $1,230,982
Tier 1 capital                                 1,180,593        1,165,481      1,147,045       1,155,995         969,888
Total capital                                  1,527,435        1,513,424      1,492,619       1,498,328       1,309,433
Market capitalization                          2,388,217        2,521,097      2,366,995       2,856,382       2,622,307
                                              ---------------------------------------------------------------------------
Book value per common share                   $    17.41       $    17.13     $    17.03      $    16.84      $    16.23
Cash dividend per common share                      0.31             0.31           0.31            0.31            0.28
Stock price at end of period                       32.33            33.94          31.73           37.71           34.57
Low closing price for the period                   32.33            27.20          30.64           33.63           30.37
High closing price for the period                  35.22            34.21          36.96           38.25           35.29
                                              ---------------------------------------------------------------------------
Total equity / assets                              8.52%            8.46%          8.45%           8.81%           8.59%
Tier 1 leverage ratio                              8.06             7.94           8.06            8.23            7.28
Tier 1 risk-based capital ratio                   10.64            10.52          10.50           10.96            9.43
Total risk-based capital ratio                    13.77            13.66          13.66           14.20           12.73
                                              ---------------------------------------------------------------------------
Shares outstanding (period end)                  73,870           74,281         74,598          75,746          75,849
Basic shares outstanding (average)               74,252           74,497         75,158          75,922          73,142
Diluted shares outstanding (averag)              74,974           75,202         76,047          77,041          74,042
-------------------------------------------------------------------------------------------------------------------------

Sequential Quarter Results

Net income for the first quarter of 2003 was $58.0 million, up $4.6 million or 8.5% over fourth quarter 2002 net income of $53.4 million. Return on average equity was 18.36%, up 174 bp from the fourth quarter of 2002, while return on average assets increased 16 bp to 1.58% (see Table 1).

-------------------------------------------------------------------------------------------------------------------------
                                                        TABLE 10
                                             Selected Quarterly Information
                                                    ($ in Thousands)
-------------------------------------------------------------------------------------------------------------------------
                                                                      For the Quarter Ended
                                          -------------------------------------------------------------------------------
                                               March 31,        Dec. 31,       Sept. 30,       June 30,        March 31,
                                                 2003             2002           2002            2002            2002
-------------------------------------------------------------------------------------------------------------------------
Summary of Operations:
Net interest income                            $  127,454     $   129,713    $   128,358     $   125,768     $   117,427
Provision for loan losses                          12,960          14,614         12,831          12,003          11,251
Noninterest income                                 65,209          64,349         58,656          49,903          47,400
Noninterest expense                                98,157         102,763         98,183          91,187          82,416
Income taxes                                       23,553          23,244         22,528          20,137          19,698
                                               --------------------------------------------------------------------------
Net income                                     $   57,993     $    53,441    $    53,472     $    52,344     $    51,462
                                               ==========================================================================

Taxable equivalent net interest income         $  133,731     $   135,694    $   134,349     $   131,805     $   123,490
Net interest margin                                  3.87%           3.87%          3.96%           3.96%           3.91%

Average Balances:
Assets                                         $14,867,339    $14,901,747    $14,460,358     $14,273,232     $13,538,602
Earning assets                                  13,836,102     13,870,491     13,427,986      13,248,590      12,616,040
Interest-bearing liabilities                    11,886,642     11,792,552     11,459,673      11,400,302      10,923,561
Loans                                           10,578,430     10,559,154     10,128,826       9,902,462       9,405,417
Deposits                                         8,901,441      8,934,668      8,947,047       9,081,434       8,683,879
Stockholders' equity                             1,280,950      1,275,914      1,268,355       1,250,748       1,130,714
-------------------------------------------------------------------------------------------------------------------------

Taxable equivalent net interest income for the first quarter of 2003 was $133.7 million, $2.0 million lower than fourth quarter 2002. The day variance (first quarter 2003 had two fewer days than fourth quarter 2002) reduced taxable equivalent net interest income by approximately $1.5 million. Changes in the volume and mix of average earning assets and interest-bearing liabilities lowered taxable equivalent net interest income by $0.5 million, while changes in the rate environment had minimal impact. Average earning assets decreased slightly (down $34 million, less than 1% annualized) between the sequential quarters, attributable to a $54 million decline in average investments, partially offset by a $20 million increase in average loans (the net of a $131 million increase in commercial loans and a $111 million decrease in all other loans). Growth in average interest-bearing liabilities, up $94 million, occurred primarily in interest-bearing deposits (up $88 million). Demand deposits were down $121 million reflecting the usual cyclical first quarter downturn in balances.

Noninterest income increased $0.9 million to $65.2 million between sequential quarters. First quarter 2003 includes $3.4 million recognized in connection with a credit card merchant processing sale and services agreement. Trust service fees were up $0.6 million. Mortgage banking income decreased $2.1 million, primarily attributable to a $0.8 million decline in gains on the sales of loans and a $1.2 million decrease in volume-related fees (directly related to the decline in secondary mortgage production, at $1.1 billion for first quarter 2003 versus $1.2 billion for fourth quarter 2002). Retail commission income was down $0.8 million, predominantly in insurance.

On a sequential quarter basis, noninterest expense decreased $4.6 million. Personnel expense was down $1.3 million, including a $1.1 million decline in incentive-related expenses. Loan expense decreased $0.9 million, predominantly in mortgage loan expense (in line with the decline in mortgage loan production noted above). Other expense (including donation expense, legal and professional fees, losses other than loans, and other expenses) was down $3.2 million. These decreases were mitigated, in part, by a $1.3 million increase in mortgage servicing rights expense (the combination of a $0.7 million increase in the amortization of the mortgage servicing rights asset and a $0.6 million addition to the valuation allowance).

Recent Accounting Pronouncements

The recent accounting pronouncements have been described in Note 3, "New Accounting Pronouncements," of the notes to consolidated financial statements.

Subsequent Events

On April 23, 2003, the Board of Directors declared a $0.34 per share dividend payable on May 15, 2003, to shareholders of record as of May 1, 2003. This cash dividend has not been reflected in the accompanying consolidated financial statements.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

The Corporation has not experienced any material changes to its market risk position since December 31, 2002, from that disclosed in the Corporation's 2002 Form 10-K Annual Report.

ITEM 4.  Controls and Procedures

We maintain a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Within the 90-day period prior to the date of this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation required to be included in this quarterly report on Form 10-Q.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date that we carried out our evaluation.

PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits:

               Exhibit  11,   Statement   regarding   computation  of  per-share
               earnings. See Note 4 of the notes to consolidated financial statements in Part I Item I.

               Exhibit 99 (a), Certification by the Chairman of the Board, Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached hereto.

               Exhibit  99  (b),   Certification   Under   Section  302  of  the
               Sarbanes-Oxley Act of 2002 by Robert C. Gallagher, Chairman of the Board, is attached hereto.

               Exhibit  99  (c),   Certification   Under   Section  302  of  the
               Sarbanes-Oxley Act of 2002 by Paul S. Beideman, Chief Executive Officer, is attached hereto.

               Exhibit  99  (d),   Certification   Under   Section  302  of  the
               Sarbanes-Oxley Act of 2002 by Joseph B. Selner, Chief Financial Officer, is attached hereto.

         (b)   Reports on Form 8-K:

               A report on Form 8-K dated January 24, 2003, was filed under Item 5, Other Events, indicating the Board of Directors of Associated Banc-Corp elected Robert C. Gallagher Chairman of the Board on January 22, 2003, at its regularly scheduled quarterly meeting.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                  ASSOCIATED BANC-CORP
                                  ---------------------------------------------
                                  (Registrant)


Date:  May 13, 2003               /s/ Robert C. Gallagher
                                  ---------------------------------------------
                                  Robert C. Gallagher
                                  Chairman of the Board


Date:  May 13, 2003               /s/ Paul S. Beideman
                                  ---------------------------------------------
                                  Paul S. Beideman
                                  President and Chief Executive Officer


Date:  May 13, 2003               /s/ Joseph B. Selner
                                  ---------------------------------------------
                                  Joseph B. Selner
                                  Chief Financial Officer