Form 10-Q/A
period 2003-03-31
ASSOCIATED BANC-CORP
filed 2003-05-16
CIK 7789

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

                              ASSOCIATED BANC-CORP
                                TABLE OF CONTENTS


                                                                      Page No.
                                                                      --------
PART I.   Financial Information

          Item 1.  Financial Statements (Unaudited):

                   Consolidated Balance Sheets -
                   March 31, 2003, March 31, 2002 and
                   December 31, 2002                                        3

                   Consolidated Statements of Income -
                   Three Months Ended March 31, 2003 and 2002               4

                   Consolidated Statement of Changes in
                   Stockholders' Equity - Three Months Ended
                   March 31, 2003                                           5

                   Consolidated Statements of Cash Flows -
                   Three Months Ended March 31, 2003 and 2002               6

                   Notes to Consolidated Financial Statements               7

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations           18

          Item 3.  Quantitative and Qualitative Disclosures about
                   Market Risk                                             33

          Item 4.  Controls and Procedures                                 33

PART II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K                        34

Signatures                                                                 35

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

                                  ASSOCIATED BANC-CORP
                                  ---------------------------------------------
                                  (Registrant)


Date:  May 16, 2003               /s/ Robert C. Gallagher
                                  ---------------------------------------------
                                  Robert C. Gallagher
                                  Chairman of the Board


Date:  May 16, 2003               /s/ Paul S. Beideman
                                  ---------------------------------------------
                                  Paul S. Beideman
                                  President and Chief Executive Officer


Date:  May 16, 2003               /s/ Joseph B. Selner
                                  ---------------------------------------------
                                  Joseph B. Selner
                                  Chief Financial Officer