Form 10-Q
period 2003-06-30
ASSOCIATED BANC-CORP
filed 2003-08-14
CIK 7789

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
----- OF THE SECURITIES EXCHANGEACT OF 1934

      For the quarterly period ended     June 30, 2003
                                    ------------------------------------------

                                       OR

      TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)
      OF THE  SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                     to
-----                                 ------------------    ------------------

Commission file number               0-5519
                       -------------------------------------------------------

                              Associated Banc-Corp
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Wisconsin                                     39-1098068
------------------------------------------------------------------------------
(State or other jurisdiction of              (IRS employer identification no.)
 incorporation or organization)

1200 Hansen Road, Green Bay, Wisconsin                    54304
------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip code)

                                 (920)491-7000
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

                             Yes    X     No
                                 -------     --------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             Yes    X     No
                                 -------     --------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant's common stock, par value $0.01 per share, at July 31, 2003, was 73,549,989 shares.

                              ASSOCIATED BANC-CORP
                                TABLE OF CONTENTS

                                                                       Page No.
                                                                       -------
PART I.    Financial Information

           Item 1.  Financial Statements (Unaudited):

                    Consolidated Balance Sheets -
                    June 30, 2003, June 30, 2002
                    and December 31, 2002                                 3

                    Consolidated Statements of Income -
                    Three and Six Months Ended June 30, 2003
                    and 2002                                              4

                    Consolidated Statement of Changes in
                    Stockholders' Equity - Six Months
                    Ended June 30, 2003                                   5

                    Consolidated Statements of Cash Flows -
                    Six Months Ended June 30, 2003 and 2002               6

                    Notes to Consolidated Financial Statements            7

           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations        18

           Item 3.  Quantitative and Qualitative Disclosures About
                    Market Risk                                          38

           Item 4.  Controls and Procedures                              38

PART II.   Other Information

           Item 4.  Submission of Matters to a Vote of
                    Security Holders                                     39
           Item 6.  Exhibits and Reports on Form 8-K                     40

 Signatures                                                              41

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

                                           ASSOCIATED BANC-CORP
                                       Consolidated Balance Sheets
                                               (Unaudited)

                                                               June 30,        June 30,      December 31,
                                                                 2003            2002            2002
                                                            ----------------------------------------------
                                                                   (In Thousands, except share data)
ASSETS
Cash and due from banks                                     $    393,882    $    346,708    $    430,691
Interest-bearing deposits in other financial institutions         13,456          11,853           5,502
Federal funds sold and securities purchased under
    agreements to resell                                          14,550          51,275           8,820
Investment securities available for sale, at fair value        3,374,834       3,424,127       3,362,669
Loans held for sale                                              392,563         123,520         305,836
Loans                                                         10,387,364       9,882,669      10,303,225
Allowance for loan losses                                       (172,440)       (148,733)       (162,541)
                                                            --------------------------------------------
    Loans, net                                                10,214,924       9,733,936      10,140,684
Premises and equipment                                           131,436         134,766         132,713
Goodwill                                                         224,388         212,112         212,112
Other intangible assets                                           50,556          47,239          41,565
Other assets                                                     408,227         391,457         402,683
                                                            --------------------------------------------
               Total assets                                 $ 15,218,816    $ 14,476,993    $ 15,043,275
                                                            ============================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing deposits                                $  1,833,703    $  1,566,487    $  1,773,699
Interest-bearing deposits, excluding Brokered CDs              7,456,729       7,225,789       7,117,503
Brokered CDs                                                     163,028         233,968         233,650
                                                            --------------------------------------------
    Total deposits                                             9,453,460       9,026,244       9,124,852
Short-term borrowings                                          2,079,371       2,301,853       2,389,607
Long-term debt                                                 2,012,968       1,513,131       1,906,845
Company-obligated mandatorily redeemable
    preferred securities                                         191,549         174,636         190,111
Accrued expenses and other liabilities                           163,222         185,560         159,677
                                                            --------------------------------------------
       Total liabilities                                      13,900,570      13,201,424      13,771,092

Stockholders' equity
    Preferred stock                                                  ---             ---             ---
    Common stock (par value $0.01 per share,
      authorized 100,000,000 shares, issued
      74,310,610, 76,727,110 and 75,503,410
      shares, respectively)                                          743             767             755
    Surplus                                                      606,660         682,519         643,956
    Retained earnings                                            664,280         552,554         607,944
    Accumulated other comprehensive income                        65,822          72,171          60,313
    Deferred compensation                                         (1,744)            ---             ---
    Treasury stock, at cost (574,713, 326,759 and
       1,222,812 shares, respectively)                           (17,515)        (32,442)        (40,785)
                                                            --------------------------------------------
       Total stockholders' equity                              1,318,246       1,275,569       1,272,183
                                                            --------------------------------------------
       Total liabilities and stockholders' equity            $15,218,816     $14,476,993     $15,043,275
                                                            ============================================

See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:

                                            ASSOCIATED BANC-CORP
                                        Consolidated Statements of Income
                                                (Unaudited)

                                                            Three Months Ended          Six Months Ended
                                                                  June 30,                    June 30,
                                                             2003         2002         2003         2002
                                                         ----------------------------------------------------
                                                                (In Thousands, except per share data)
INTEREST INCOME
  Interest and fees on loans                               $147,785     $158,321     $296,281     $309,670
  Interest and dividends on investment securities
    and deposits with other financial institutions:
    Taxable                                                  25,923       33,372       52,720       66,231
    Tax exempt                                                9,942        9,988       19,997       19,968
  Interest on federal funds sold and securities
    purchased under agreements to resell                         54          176           89          294
                                                           -----------------------------------------------
    Total interest income                                   183,704      201,857      369,087      396,163
INTEREST EXPENSE
  Interest on deposits                                       31,558       45,560       63,548       93,789
  Interest on short-term borrowings                           8,442       13,840       17,009       27,495
  Interest on long-term debt, including preferred
    securities                                               16,509       16,689       33,881       31,684
                                                           -----------------------------------------------
    Total interest expense                                   56,509       76,089      114,438      152,968
                                                           -----------------------------------------------
NET INTEREST INCOME                                         127,195      125,768      254,649      243,195
  Provision for loan losses                                  12,132       12,003       25,092       23,254
                                                           -----------------------------------------------
  Net interest income after provision for loan losses       115,063      113,765      229,557      219,941
NONINTEREST INCOME
  Trust service fees                                          7,796        7,722       14,426       15,093
  Service charges on deposit accounts                        12,462       11,733       24,273       21,613
  Mortgage banking                                           28,845        9,637       54,948       22,241
  Credit card and other nondeposit fees                       5,192        7,094       12,588       13,166
  Retail commissions                                          7,407        5,885       10,710       10,501
  Bank owned life insurance income                            3,450        3,469        6,841        6,739
  Asset sale gains (losses), net                               (790)          41         (668)         372
  Investment securities gains, net                            1,027          ---          701          ---
  Other                                                       4,771        4,322       11,550        7,578
                                                           -----------------------------------------------
    Total noninterest income                                 70,160       49,903      135,369       97,303
NONINTEREST EXPENSE
  Personnel expense                                          53,245       48,764      103,480       93,758
  Occupancy                                                   7,151        6,650       14,266       12,787
  Equipment                                                   3,190        3,727        6,434        7,217
  Data processing                                             5,602        5,304       11,220       10,107
  Business development and advertising                        3,553        3,126        6,916        6,572
  Stationery and supplies                                     1,634        1,786        3,313        3,830
  FDIC expense                                                  359          402          725          774
  Mortgage servicing rights expense                          13,021        3,874       24,619        6,771
  Intangible amortization expense                               870          634        1,220        1,098
  Loan expense                                                  950        3,534        4,298        6,313
  Other                                                      14,344       13,386       25,585       24,376
                                                           -----------------------------------------------
    Total noninterest expense                               103,919       91,187      202,076      173,603
                                                           -----------------------------------------------
Income before income taxes                                   81,304       72,481      162,850      143,641
Income tax expense                                           24,635       20,137       48,188       39,835
                                                           -----------------------------------------------
NET INCOME                                                 $ 56,669     $ 52,344     $114,662     $103,806
                                                           ===============================================
Earnings per share:
  Basic                                                    $   0.77     $   0.69     $   1.55     $   1.39
  Diluted                                                  $   0.76     $   0.68     $   1.53     $   1.37
Average shares outstanding:
  Basic                                                      73,959       75,922       74,104       74,540
  Diluted                                                    74,683       77,041       74,777       75,510


See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:

                                                      ASSOCIATED BANC-CORP
                                   Consolidated Statement of Changes in Stockholders' Equity
                                                           (Unaudited)
                                                                         Accumulated
                                                                             Other
                                            Common              Retained  Comprehensive   Deferred     Treasury
                                            Stock   Surplus     Earnings    Income      Compensation     Stock      Total
                                           ------------------------------------------------------------------------------------
                                               (In Thousands, except per share data)
Balance, December 31, 2002                  $755    $643,956    $607,944    $60,313      $    ---      $(40,785)  $1,272,183
Comprehensive income:
  Net income                                 ---         ---     114,662        ---           ---           ---      114,662
  Net unrealized loss on derivative
    instruments,  net of tax of $2.7
    million                                  ---         ---         ---     (4,339)          ---           ---       (4,339)
  Add: reclassification adjustment to
    interest expense for interest
    differential, net of tax of $88,000      ---         ---         ---        132           ---           ---          132
  Net change in unrealized holding gain
    on securities available for sale,
    net of tax of $4.3 million               ---         ---         ---      9,716           ---           ---        9,716
                                                                                                                    ----------
       Comprehensive income                                                                                            120,171
                                                                                                                    -----------
Cash dividends, $0.65 per share              ---         ---     (48,218)       ---           ---           ---      (48,218)
Common stock issued:
  Incentive stock options and restricted
    stock                                    ---         ---     (10,108)       ---           ---        23,901       13,793
Purchase and retirement of treasury
  stock in connection with repurchase
  program                                    (12)    (41,328)        ---        ---           ---           ---      (41,340)
Purchase of treasury stock                   ---         ---         ---        ---           ---          (631)        (631)
Restricted stock                             ---          76         ---        ---        (1,744)          ---       (1,668)
Tax benefit of stock options                 ---       3,956         ---        ---           ---           ---        3,956
                                           ------------------------------------------------------------------------------------
Balance, June 30, 2003                      $743    $606,660    $664,280    $65,822       $(1,744)     $(17,515)  $1,318,246
                                           ====================================================================================

See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:

                              ASSOCIATED BANC-CORP
                      Consolidated Statements Of Cash Flows
                                   (Unaudited)

                                                        For the Six Months
                                                          Ended June 30,
                                                         2003         2002
                                                    --------------------------
                                                         ($ in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                          $   114,662    $   103,806
Adjustments to reconcile net income to
  net cash provided by operating
    activities:
  Provision for loan losses                              25,092         23,254
  Depreciation and amortization                           8,267          9,247
  Amortization (accretion) of:
    Mortgage servicing rights                            24,619          6,771
    Other intangible assets                               1,220          1,098
    Investment premiums and discounts                    10,774          4,938
    Deferred loan fees and costs                           (173)           419
  Gain on sales of securities, net                         (701)          --
  Gain (loss) on sales of assets, net                       668           (372)
  Gain on sales of loans held for
    sale, net                                           (35,937)       (12,051)
  Mortgage loans originated and
    acquired for sale                                (2,326,541)    (1,099,984)
  Proceeds from sales of mortgage loans
    held for sale                                     2,275,751      1,307,327
  Increase in interest receivable and
    other assets                                         (1,525)       (27,458)
  Increase (decrease) in interest payable
    and other liabilities                                (8,936)         1,496
                                                     -------------------------
Net cash provided by operating activities                87,240        318,491
                                                     -------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans                                  (101,965)      (114,367)
Capitalization of mortgage servicing rights             (20,080)       (11,517)
Purchases of:
  Securities available for sale                        (783,355)      (575,928)
  Premises and equipment, net of disposals               (5,885)        (6,106)
Proceeds from:
  Sales of securities available for sale                  1,263           --
  Maturities of securities available for sale           773,134        551,932
  Sales of other real estate owned and
    other assets                                          3,327          2,239
Net cash acquired (paid) in
  business combination                                  (18,025)        17,982
                                                     -------------------------
Net cash used in investing activities                  (151,586)      (135,765)
                                                     -------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                     328,608       (369,811)
Net decrease in short-term borrowings                  (310,235)      (444,761)
Repayment of long-term debt                            (305,846)       (27,262)
Proceeds from issuance of long-term debt                405,090        525,351
Cash dividends                                          (48,218)       (43,739)
Proceeds from exercise of incentive
  stock options                                          13,793         12,097
Purchase and retirement of treasury stock               (41,340)        (3,962)
Purchase of treasury stock                                 (631)       (26,239)
                                                     -------------------------
Net cash provided by (used in) financing
  activities                                             41,221       (378,326)
                                                     -------------------------
Net decrease in cash and cash equivalents               (23,125)      (195,600)
Cash and cash equivalents at beginning
  of period                                             445,013        605,436
                                                     -------------------------
Cash and cash equivalents at end of period          $   421,888    $   409,836
                                                    ==========================
Supplemental disclosures of cash flow
  information: Cash paid during the
  period for:
  Interest                                          $   117,068    $   157,989
  Income taxes                                           63,947         45,529
Supplemental schedule of noncash
  investing activities:
  Loans transferred to other real estate                  7,670          1,873

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

NOTE 2: Reclassifications

Certain items in the prior period consolidated financial statements have been reclassified to conform with the June 30, 2003 presentation.

NOTE 3: New Accounting Pronouncements

In May 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption had no effect on the Corporation's results of operations, financial position, or liquidity.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group process and in connection with implementation issues raised in relation to the application of the definition of a derivative. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The Corporation does not expect the requirements of SFAS 149 to have a material impact on the results of operations, financial position, or liquidity.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). The objective of this interpretation is to provide guidance on how to identify a variable interest entity and determine when the assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the variable interest entity is such that the company will absorb a majority of the variable interest entity's losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation were effective upon issuance for new variable interest entities and July 1, 2003, for existing variable interest entities. The requirements of FIN 46 did not have a material impact on the results of operations, financial position, or liquidity.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123" ("SFAS 148"). SFAS 148 permits two additional transition methods for entities that adopt the fair value based method of accounting for stock-based employee compensation. The Statement also requires new disclosures about the ramp-up effect of stock-based employee compensation on reported results, and requires that those effects be disclosed more prominently by specifying the form, content, and location of those disclosures. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002 and have been provided herein. The Corporation has decided preliminarily not to adopt the fair value based method of accounting, but will continue to monitor the accounting developments in this area.

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

Presented below are the calculations for basic and diluted earnings per share.

                                               Three Months Ended      Six Months Ended
                                                    June 30,               June 30,
                                                 2003       2002       2003       2002
                                               -----------------------------------------
                                                 (In Thousands, except per share data)
Net income                                     $ 56,669   $ 52,344   $114,662   $103,806
                                               =========================================

Weighted average shares outstanding              73,959     75,922     74,104     74,540
Effect of dilutive stock options outstanding        724      1,119        673        970
                                               -----------------------------------------
Diluted weighted average shares outstanding      74,683     77,041     74,777     75,510
                                               =========================================
Basic earnings per share                       $   0.77   $   0.69   $   1.55   $   1.39
                                               =========================================
Diluted earnings per share                     $   0.76   $   0.68   $   1.53   $   1.37
                                               =========================================


NOTE 5: Business Combinations

In 2003, through June 30, 2003, there was one completed business combination. On April 1, 2003, the Corporation consummated its cash acquisition of 100% of the outstanding shares of CFG Insurance Services, Inc. ("CFG"), a closely-held insurance agency headquartered in Minnetonka, Minnesota. CFG, an independent, full line insurance agency, was acquired to enhance the growth of the Corporation's existing insurance business. The acquisition was accounted for under the purchase method of accounting; thus, the results of operations prior to the consummation date were not included in the accompanying consolidated financial statements. The acquisition is individually immaterial to the consolidated financial results. Goodwill of approximately $12 million and other intangibles of approximately $15 million recognized in the transaction at acquisition were assigned to the wealth management segment.

There was one completed business combination during 2002. On February 28, 2002, the Corporation consummated its acquisition of 100% of the outstanding common shares of Signal Financial Corporation ("Signal"), a financial holding company headquartered in Mendota Heights, Minnesota. Signal operated banking branches in nine locations in the Twin Cities and Eastern Minnesota. As a result of the acquisition, the Corporation expanded its Minnesota banking presence, particularly in the Twin Cities area. During the second quarter of 2002, the Minnesota bank subsidiaries (Associated Bank Minnesota; Signal Bank National Association and Signal Bank South National Association) were merged into a single national banking charter under the name Associated Bank Minnesota, National Association.

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

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed of Signal at the date of the acquisition.

                                                            $ in Millions
                                                           ---------------

Investment securities available for sale                       $  163.8
Loans                                                             760.0
Allowance for loan losses                                         (12.0)
Other assets                                                      118.1
Intangible asset                                                    5.6
Goodwill                                                          119.7
                                                               --------
  Total assets acquired                                        $1,155.2
                                                               --------

Deposits                                                       $  784.8
Borrowings                                                        165.5
Other liabilities                                                  12.4
                                                               --------
  Total liabilities assumed                                    $  962.7
                                                               --------

Net assets acquired                                            $  192.5
                                                               ========

The intangible asset represents a core deposit intangible with a ten-year estimated life. The $119.7 million of goodwill was assigned to the banking segment upon acquisition.

The following represents required supplemental pro forma disclosure of total revenue, net income, and earnings per share as though the Signal acquisition had been completed at the beginning of the year of acquisition.

                                                           Six months ended
                                                            June 30, 2002
                                                      -------------------------
                                                       ($ in Thousands, except
                                                           per share data)

Total revenue                                                  $350,322
Net income                                                      102,592
Basic earnings per share                                           1.35
Diluted earnings per share                                         1.33

NOTE 6: Goodwill and Other Intangible Assets

Goodwill:
--------
Goodwill is not amortized, but rather is subject to impairment tests on at least an annual basis. No impairment loss was necessary in 2002 or through June 30, 2003. Goodwill of $212 million is assigned to the Corporation's banking segment and goodwill of $12 million is assigned to the Corporation's wealth management segment. The change in the carrying amount of goodwill was as follows.

                                                                         As of and for the
                                    As of and for the six months ended      year ended
Goodwill                              June 30, 2003    June 30, 2002     December 31, 2002
--------                           --------------------------------------------------------
                                                       ($ in Thousands)
Balance at beginning of period          $212,112         $ 92,397            $ 92,397
  Goodwill acquired                       12,276          119,715             119,715
                                   --------------------------------------------------------
Balance at end of period                $224,388         $212,112            $212,112
                                   ========================================================


Other Intangible Assets:
-----------------------
The Corporation has other intangible assets that are amortized, consisting of core deposit intangibles, other intangibles (primarily related to customer relationships acquired in connection with the CFG acquisition), and mortgage servicing rights. The core deposit intangibles and mortgage servicing rights are assigned to the Corporation's banking segment, while the other intangibles are assigned to the Corporation's wealth management segment.

Core deposit intangibles have finite lives and are amortized on an accelerated basis to expense over periods of 7 to 10 years. The other intangibles have finite lives and are amortized on an accelerated basis over a weighted average life of 16 years. For core deposit intangibles and other intangibles, changes in the gross carrying amount, accumulated amortization, and net book value was as follows:

                                                                         As of and for the
                                    As of and for the six months ended      year ended
Core deposit intangibles:             June 30, 2003    June 30, 2002     December 31, 2002
------------------------           --------------------------------------------------------
                                                          ($ in Thousands)
Gross carrying amount                  $ 28,165          $ 28,165           $ 28,165
Accumulated amortization                (19,743)          (17,738)           (18,923)
                                   --------------------------------------------------------
Net book value                         $  8,422          $ 10,427           $  9,242
                                   ========================================================
Additions during the period            $    ---          $ 5,600            $  5,600
Amortization during the period             (820)          (1,098)             (2,283)

Other intangibles:
-----------------
Gross carrying amount                  $ 14,750          $   ---            $    ---
Accumulated amortization                   (400)             ---                 ---
                                   ---------------------------------------------------------
Net book value                         $ 14,350          $   ---            $    ---
                                   =========================================================
Additions during the period            $ 14,750          $   ---            $    ---
Amortization during the period              400              ---                 ---


Mortgage servicing rights are amortized in proportion to and over the period of estimated servicing income. The Corporation periodically evaluates its mortgage servicing rights asset for impairment. Permanent impairment is recognized as a write-down of the mortgage servicing rights asset and the related valuation allowance. During second quarter 2003 mortgage rates fell to 45-year lows. Given the extended period of low interest rates, historical low rates, and the impact on mortgage banking volumes, refinances, and secondary markets, the Corporation evaluated its mortgage servicing rights for possible permanent impairment. As a result, $9.1 million was determined to be permanently impaired. A summary of changes in the balance of the mortgage servicing rights asset and the mortgage servicing rights valuation allowance was as follows:

                                                                         As of and for the
                                    As of and for the six months ended      year ended
Mortgage servicing rights             June 30, 2003    June 30, 2002     December 31, 2002
-------------------------          --------------------------------------------------------
                                                       ($ in Thousands)
Mortgage servicing rights at
  beginning of year                     $ 60,685         $ 42,786            $ 42,786
  Additions                               20,080           11,517              30,730
  Amortization                            (8,787)          (6,021)            (12,831)
  Permanent impairment                    (9,076)             ---                 ---
                                    --------------------------------------------------------
Mortgage servicing rights at
  end of period                           62,902           48,282              60,685
                                    --------------------------------------------------------
Valuation allowance at
  beginning of year                      (28,362)         (10,720)            (10,720)
  Additions                              (15,832)            (750)            (17,642)
  Permanent impairment                     9,076              ---                 ---
                                    --------------------------------------------------------
Valuation allowance at end
  of period                              (35,118)         (11,470)            (28,362)
                                    --------------------------------------------------------
  Mortgage servicing rights, net        $ 27,784          $ 36,812           $ 32,323
                                    ========================================================


At June 30, 2003, the Corporation was servicing one- to four- family residential mortgage loans owned by other investors with balances totaling $5.47 billion, compared to $5.56 billion and $5.44 billion at June 30 and December 31, 2002, respectively. The fair value of servicing was approximately $27.8 million
(representing 51 basis points ("bp") of loans serviced) at June 30, 2003, compared to $36.8 million (or 66 bp of loans serviced) at June 30, 2002 and $32.3 million (or 59 bp of loans serviced) at December 31, 2002.

Mortgage servicing rights expense, which includes the amortization of the mortgage servicing rights and increases or decreases to the valuation allowance associated with the mortgage servicing rights, was $24.6 million and $6.8 million for the six months ended June 30, 2003 and 2002, respectively, and $30.5 million for the year ended December 31, 2002.

The following table shows the estimated future amortization expense for amortizing intangible assets. The projections of amortization expense for the next five years are based on existing asset balances, the existing interest rate environment, and prepayment speeds as of June 30, 2003. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon changes in interest rates, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

Estimated amortization expense:

                                           Core                      Mortgage
                                          Deposit        Other       Servicing
                                        Intangibles   Intangibles     Rights
                                        ---------------------------------------

Six months ending December 31, 2003      $   939        $   802       $ 8,000
Year ending December 31, 2004              1,510          1,531        14,200
Year ending December 31, 2005              1,040          1,169        11,500
Year ending December 31, 2006              1,026            995         9,700
Year ending December 31, 2007              1,026            921         7,100
                                        =======================================

NOTE 7: Derivatives and Hedging Activities

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

                                                             Estimated Fair
                                                Notional      Market Value                 Weighted Average
                                                 Amount       Gain/(Loss)     Receive Rate     Pay Rate     Maturity
                                               ------------------------------------------------------------------------
June 30, 2003                                        ($ in Thousands)
-------------
Interest Rate Risk Management hedges:
Swaps-receive variable / pay fixed (1), (3)     $200,000       $(31,279)          1.39%          5.03%       95 months
Swaps-receive fixed / pay variable (2), (4)      375,000         32,793           7.21%          2.85%      217 months
Swaps-receive variable / pay fixed (2), (5)      326,639        (19,658)          3.48%          6.40%       54 months
Caps-written (1), (3)                            200,000          1,015    Strike 4.72%           ---        38 months
                                               ========================================================================
June 30, 2002
Interest Rate Risk Management hedges:
Swaps-receive variable / pay fixed (1), (3)     $400,000       $(15,096)          1.98%          5.73%       55 months
Swaps-receive fixed / pay variable (2), (4)      375,000         (8,940)          7.21%          3.83%      230 months
Swaps-receive variable / pay fixed (2), (5)      163,203         (3,816)          4.07%          6.99%       56 months
Caps-written (1), (3)                            200,000          5,499    Strike 4.72%           ---        50 months
                                               ========================================================================


(1)  Cash flow hedges
(2)  Fair value hedges
(3)  Hedges  variable rate  long-term  debt
(4)  Hedges fixed rate long-term debt
(5)  Hedges longer-term fixed rate commercial loans

Commitments  to  sell  residential  mortgage  loans  to  various  investors  and commitments to fund such loans to individual borrowers represent the Corporation's mortgage derivatives, the fair value of which are included in other liabilities on the consolidated balance sheet. The net fair value of the mortgage derivatives at June 30, 2003 was $6.5 million, compared to $1.7 million at June 30, 2002. The net fair value change is recorded in mortgage banking income in the consolidated statements of income. The $6.5 million net fair value of mortgage derivatives at June 30, 2003, was comprised of the net gain on commitments to fund approximately $1.1 billion of loans to individual borrowers and the net loss on commitments to sell approximately $962 million of loans to various investors. The $1.7 million net fair value of mortgage derivatives at June 30, 2002, was composed of the net gain on commitments to fund approximately $194 million of loans to individual borrowers and the net loss on commitments to sell approximately $206 million of loans to various investors.

NOTE 8: Long-term Debt

Long-term debt at June 30 is as follows:
                                                        2003            2002
                                                   ----------------------------
                                                         ($ in Thousands)
Federal Home Loan Bank advances(1)                   $1,114,415      $1,065,537
Banknotes(2)                                            350,000         250,000
Subordinated debt, net(3)                               215,030         190,059
Repurchase agreements(4)                                331,175             ---
Other borrowed funds                                      2,348           7,535
                                                     ----------      ----------
Total long-term debt                                 $2,012,968      $1,513,131
                                                     ==========      ==========

(1) Long-term advances from the Federal Home Loan Bank had maturities from 2003 through 2017 and had weighted-average interest rates of 3.16% at June 30, 2003, and 4.18% at June 30, 2002. These advances had a combination of fixed and variable rates, predominantly fixed.

(2) The long-term bank notes had maturities from 2003 through 2007 and had weighted-average interest rates of 2.17% at June 30, 2003, and 2.20% at June 30, 2002. These advances had a combination of fixed and variable rates.

(3) In August 2001, the Corporation issued $200 million of 10-year subordinated debt. This debt was issued at a discount and has a fixed interest rate of 6.75%. During 2001, the Corporation entered into a fair value hedge to hedge the interest rate risk on the subordinated debt. As of June 30, 2003 and 2002, the fair value of the hedge was a $16.2 million gain and an $8.6 million loss, respectively. The subordinated debt qualifies under the risk-based capital guidelines as Tier 2 supplementary capital for regulatory purposes.

(4) The long-term repurchase agreements had maturities from 2004 through 2006 and had weighted-average interest rates of 1.77% at June 30, 2003. These advances had a combination of fixed and variable rates, predominantly fixed.

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

The Preferred Securities qualify under the risk-based capital guidelines as Tier 1 capital for regulatory purposes. The Corporation used the proceeds from the sales of the Debentures for general corporate purposes. Also, during May 2002, the Corporation entered into a fair value hedge to hedge the interest rate risk on the Debentures. The fair value of the hedge was a $16.5 million gain at June 30, 2003 and $0.4 million loss at June 30, 2002. Given the fair value hedge, the Preferred Securities are carried on the balance sheet at fair value.

NOTE 10: Stock-Based Compensation

As allowed under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Corporation accounts for stock-based compensation cost under the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related Interpretations, under which no compensation cost has been recognized for any periods presented, except with respect to restricted stock awards. Compensation expense for employee stock options is generally not recognized if the exercise price of the option equals or exceeds the fair value of the stock on the date of grant, as such options would have no intrinsic value at the date of grant.

The Corporation may issue common stock with restrictions to certain key employees. The shares are restricted as to transfer, but are not restricted as to dividend payment or voting rights. Transfer restrictions lapse over three or five years, depending upon whether the award is fixed or performance-based, are contingent upon continued employment, and for performance awards are based on earnings per share performance goals. The Corporation amortizes the expense over the vesting period. During 2003, 50,000 restricted stock shares were awarded, and expense of $101,000 was recorded for the six months ended June 30, 2003.

For purposes of providing the pro forma disclosures required under SFAS 123, the fair value of stock options granted in the comparable six month periods of 2003 and 2002 was estimated at the date of grant using a Black-Scholes option pricing model which was originally developed for use in estimating the fair value of traded options which have different characteristics from the Corporation's employee stock options. The model is also sensitive to changes in the subjective assumptions which can materially affect the fair value estimate. As a result, management believes the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of employee stock options. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS 123.

                                               For the Three Months      For the Six Months
                                                  Ended June 30,           Ended June 30,
                                          -----------------------------------------------------
                                              2003         2002           2003          2002
                                          -----------------------------------------------------
                                              ($ in Thousands, except per share amounts)
Net income, as reported                    $ 56,669     $ 52,344      $ 114,662     $ 103,806
Adjustment: pro forma expense
  related to options granted, net of tax       (740)        (781)        (1,444)       (1,606)
                                           --------------------------------------------------
Net income, as adjusted                    $ 55,929     $ 51,563      $ 113,218     $ 102,200
                                           ==================================================
Basic earnings per share, as reported      $   0.77     $   0.69      $    1.55     $    1.39
Adjustment:  pro forma expense
  related to options granted, net of tax      (0.01)       (0.01)         (0.02)        (0.02)
                                           --------------------------------------------------
Basic earnings per share, as adjusted      $   0.76     $   0.68      $    1.53     $    1.37
                                           ==================================================

Diluted earnings per share, as reported    $   0.76     $   0.68      $    1.53     $    1.37
Adjustment:  pro forma expense
  related to options granted, net of tax      (0.01)       (0.01)         (0.02)        (0.02)
                                           --------------------------------------------------
Diluted earnings per share, as adjusted    $   0.75     $   0.67      $    1.51     $    1.35
                                           ==================================================


The following assumptions were used in estimating the fair value for options granted in 2003 and 2002:

                                                 2003           2002
                                             ----------------------------
Dividend yield                                   3.71%          3.29%
Risk-free interest rate                          3.27%          4.58%
Weighted average expected life                   7 yrs          7 yrs
Expected volatility                             28.24%         26.38%

The weighted average per share fair values of options granted in the comparable six month periods of 2003 and 2002 were $7.43 and $7.66, respectively. The annual expense allocation methodology prescribed by SFAS 123 attributes a higher percentage of the reported expense to earlier years than to later years, resulting in an accelerated expense recognition for proforma disclosure purposes.

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

                                                                   Consolidated
                                         Banking        Other          Total
--------------------------------------------------------------------------------
As of and for the six months ended                 ($ in Thousands)
June 30, 2003
Total assets                           $15,159,125    $ 59,691      $15,218,816
                                       ========================================
Net interest income                    $   254,351    $    298      $   254,649
Provision for loan losses                   25,092         ---           25,092
Noninterest income                         110,522      24,847          135,369
Depreciation and amortization               33,466         640           34,106
Other noninterest expense                  149,056      18,914          167,970
Income taxes                                47,969         219           48,188
                                       ----------------------------------------
  Net income                           $   109,290    $  5,372      $   114,662
                                       ========================================
As of and for the six months ended
June 30, 2002
Total assets                           $14,448,144    $ 28,849      $14,476,993
                                       ========================================

Net interest income                    $   242,973    $    222      $   243,195
Provision for loan losses                   23,254         ---           23,254
Noninterest income                          73,702      23,601           97,303
Depreciation and amortization               16,990         126           17,116
Other noninterest expense                  140,058      16,429          156,487
Income taxes                                39,224         611           39,835
                                       ----------------------------------------
  Net income                           $    97,149    $  6,657      $   103,806
                                       ========================================

                                                                   Consolidated
                                         Banking        Other          Total
--------------------------------------------------------------------------------
As of and for the three months ended               ($ in Thousands)
June 30, 2003
Total assets                           $15,159,125    $ 59,691      $15,218,816
                                        =======================================
Net interest income                    $   127,057    $    138      $   127,195
Provision for loan losses                   12,132         ---           12,132
Noninterest income                          54,758      15,402           70,160
Depreciation and amortization               17,443         596           18,039
Other noninterest expense                   75,111      10,769           85,880
Income taxes                                24,001         634           24,635
                                       ----------------------------------------
  Net income                           $    53,128    $  3,541      $    56,669
                                       ========================================
As of and for the three months ended
June 30, 2002
Total assets                           $14,448,144    $ 28,849      $14,476,993
                                       ========================================
Net interest income                    $   125,570    $    198      $   125,768
Provision for loan losses                   12,003         ---           12,003
Noninterest income                          37,366      12,537           49,903
Depreciation and amortization                9,212          77            9,289
Other noninterest expense                   73,191       8,707           81,898
Income taxes                                19,755         382           20,137
                                       ----------------------------------------
  Net income                           $    48,775    $  3,569      $    52,344
                                       ========================================
--------------------------------------------------------------------------------

NOTE 12: Commitments, Off-Balance Sheet Risk, and Contingent Liabilities

Commitments and Off-Balance Sheet Risk
--------------------------------------
The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage its own exposure to interest rate risk. These financial instruments include lending-related commitments.

Lending-related Commitments
---------------------------
Through the normal course of operations, the Corporation has entered into certain contractual obligations and other commitments. As a financial services provider the Corporation routinely enters into commitments to extend credit. While contractual obligations represent future cash requirements of the Corporation, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Corporation.

Off-balance  sheet  lending-related  commitments  include  commitments to extend credit, commitments to originate residential mortgage loans held for sale, commercial letters of credit, and standby letters of credit. Commitments to extend credit are agreements to lend to customers at predetermined interest rates as long as there is no violation of any condition established in the contracts. Commercial and standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and the third party, while standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The following is a summary of lending-related off-balance sheet financial instruments at June 30:

                                                               June 30,
                                                      -------------------------
                                                         2003           2002
                                                      -------------------------
                                                          ($ in Thousands)
Commitments to extend credit, excluding
  commitments to originate residential
  mortgage loans held for sale                        $3,337,320     $3,116,014
Commitments to originate residential mortgage
  loans held for sale                                  1,112,089        194,342
                                                      -------------------------
  Total commitments to extend credit                   4,449,409      3,310,356
Commercial letters of credit                              47,455         57,899
Standby letters of credit                                299,815        223,683
Loans sold with recourse                                   1,130          1,564
Forward commitments to sell residential
  mortgage loans                                      $  962,300     $  205,500

For commitments to extend credit, commitments to originate residential mortgage loans held for sale, commercial letters of credit, and standby letters of credit, the Corporation's associated credit risk is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. These financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed, and thus are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and is not material at June 30, 2003 or 2002. The Corporation's exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of those instruments. The commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Under SFAS 133, commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are defined as derivatives and are therefore required to be recorded on the consolidated balance sheet at fair value. The Corporation's derivative and hedging activity, as defined by SFAS 133, is further summarized in Note 7.

As part of the Corporation's agency agreement with an outside vendor, the Corporation has guaranteed certain credit card accounts provided the cardholder is unable to meet the credit card obligations. At June 30, 2003, the Corporation's estimated maximum exposure was approximately $1 million.

Contingent Liabilities
----------------------
There are legal proceedings pending against the Corporation in the ordinary course of business. Although litigation is subject to many uncertainties and the ultimate exposure with respect to these matters cannot be ascertained, management believes, based upon discussions with legal counsel, that the Corporation has meritorious defenses, and any ultimate liability would not have a material adverse affect on the consolidated financial position or results of operations of the Corporation.

A contingent liability is required to be established if it is probable that the Corporation will incur a loss on the performance of a letter of credit. During the second quarter of 2003, the Corporation established a $2.5 million liability for commercial letters of credit.

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

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of the Corporation's financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on the six months ended June 30, 2003 and the comparable period in 2002. Discussion of second quarter 2003 results compared to second quarter 2002 is predominantly in section, "Comparable Second Quarter Results."

The following discussion refers to the Corporation's business combination activity that may impact the comparability of certain financial data (see Note 5, "Business Combinations," of the notes to consolidated financial statements). In particular, consolidated financial results for 2003 reflect six month's contribution from its February 28, 2002 purchase acquisition of Signal Financial Corporation ("Signal") and three month's contribution from its April 1, 2003 purchase acquisition of CFG Insurance Services, Inc ("CFG"), while consolidated financial results for 2002 reflect four month's contribution of Signal and no contribution from CFG.

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

Derivative Financial Instruments and Hedge Accounting: In various aspects of its business, the Corporation uses derivative financial instruments to modify exposures to changes in interest rates and market prices for other financial instruments. The interest rate swaps and caps used by the Corporation are designated as hedges for financial reporting purposes. The application of the hedge accounting policy requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings, and measurement of changes in the fair value of hedged items. However, if in the future the derivative financial instruments used by the Corporation no longer qualify for hedge accounting treatment and, consequently, the change in the fair value of hedged items could be recognized in earnings, the impact on the consolidated results of operations could be significant. The Corporation believes hedge effectiveness is evaluated properly in the consolidated financial statements. See Note 7, "Derivatives and Hedging Activities," of the notes to consolidated financial statements.

Income Tax  Accounting:  The assessment of tax  liabilities  involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management's current assessment, the impact of which could be significant to the consolidated results of operations. The Corporation believes the tax liabilities are adequate and properly recorded in the consolidated financial statements. See section "Income Taxes."

Segment Review

As described in Note 11, "Segment Reporting," of the notes to consolidated financial statements, the Corporation's primary reportable segment is banking, conducted through its bank and lending subsidiaries. Banking includes: a) community banking - lending and deposit gathering to businesses (including business-related services such as cash management and international banking services) and to consumers (including mortgages and credit cards); and b) corporate banking - specialized lending (such as commercial real estate), lease financing, and banking to larger businesses and metro or niche markets; and the support to deliver banking services.

The Corporation's profitability is primarily dependent on net interest income, noninterest income, the level of the provision for loan losses, noninterest expense, and taxes of its banking segment. The consolidated discussion is therefore predominantly describing the banking segment results.

Results of Operations - Summary

Net income for the six months ended June 30, 2003 totaled $114.7 million, or $1.55 and $1.53 for basic and diluted earnings per share, respectively. Comparatively, net income for the six months ended June 30, 2002 was $103.8 million, or $1.39 and $1.37 for basic and diluted earnings per share, respectively. Year-to-date 2003 results generated an annualized return on average assets of 1.55% and an annualized return on average equity of 17.86%, compared to 1.51% and 17.58%, respectively, for the comparable period in 2002. The net interest margin for the first six months of 2003 was 3.83% compared to 3.94% for the first six months of 2002.

-------------------------------------------------------------------------------------------------
                                              TABLE 1
                      Summary Results of Operations: Trends
                     ($ in Thousands, except per share data)
                                            2nd Qtr.   1st Qtr.   4th Qtr.   3rd Qtr.   2nd Qtr.
                                              2003       2003       2002       2002       2002
-------------------------------------------------------------------------------------------------
Net income (Quarter)                        $ 56,669   $ 57,993   $ 53,441   $ 53,472   $ 52,344
Net income (Year-to-date)                    114,662     57,993    210,719    157,278    103,806

Earnings per share - basic (Quarter)        $   0.77   $   0.78   $   0.72   $   0.71   $   0.69
Earnings per share - basic (Year-to-date)       1.55       0.78       2.82       2.10       1.39

Earnings per share - diluted (Quarter)      $   0.76   $   0.77   $   0.71   $   0.70   $   0.68
Earnings per share - diluted                    1.53       0.77       2.79       2.08       1.37
(Year-to-date)

Return on average assets (Quarter)              1.51%      1.58%      1.42%      1.47%      1.47%
Return on average assets (Year-to-date)         1.55       1.58       1.47       1.49       1.51

Return on average equity (Quarter)             17.37%     18.36%     16.62%     16.73%     16.79%
Return on average equity (Year-to-date)        17.86      18.36      17.10      17.28      17.58

Efficiency ratio (Quarter)*                    51.10%     49.29%     51.07%     51.14%     50.19%
Efficiency ratio (Year-to-date)*               50.21      49.29      50.25      49.94      49.29

Net interest margin (Quarter)                   3.79%      3.87%      3.87%      3.96%      3.96%
Net interest margin (Year-to-date)              3.83       3.87       3.95       3.94       3.94

*Noninterest expense divided by sum of taxable equivalent net interest income plus noninterest income, excluding investment securities gains(losses), net, and asset sales gains (losses), net.
--------------------------------------------------------------------------------------------------

Net Interest Income and Net Interest Margin

Net interest income on a taxable equivalent basis for the six months ended June 30, 2003, was $267.2 million, an increase of $11.9 million or 4.6% over the comparable period last year. As indicated in Tables 2 and 3, the

$11.9 million increase in taxable equivalent net interest income was attributable to favorable volume variances (with balance sheet growth and differences in the mix of average earning assets and average interest-bearing liabilities adding $19.5 million to taxable equivalent net interest income), offset partly by unfavorable rate variances (as the impact of changes in the interest rate environment reduced taxable equivalent net interest income by $7.6 million).

The net interest margin for the first six months of 2003 was 3.83%, down 11 basis points ("bp") from 3.94% for the comparable period in 2002. This comparable period decrease was attributable to a 1 bp decrease in interest rate spread (the net of an 83 bp decrease in the yield on earning assets and an 82 bp decrease in the cost of interest-bearing liabilities), and a 10 bp lower contribution from net free funds (primarily reflecting the lower interest rate environment in 2003).

Two interest rate decreases (totaling 75 bp) impacted the comparable six-month periods. The average Federal funds rate of 1.24% for year-to-date 2003 was 51 bp lower than the 1.75% average for year-to-date 2002. The Corporation positioned the balance sheet during 2002 to be slightly asset sensitive (which means that assets will reprice faster than liabilities); thus, the prolonged low interest rate environment favorably lowered the cost of funding, but also lowered earning asset yields, putting pressure on the net interest margin.

The yield on earning assets was 5.48% for year-to-date 2003, down 83 bp from the comparable six-month period last year. Competitive pricing on new and refinanced loans and the repricing of variable rate loans in the lower interest rate environment put downward pressure on loan yields. The average loan yield was 5.56%, down 86 bp from year-to-date 2002. The average yield on investments and other earning assets was 5.22%, down 76 bp, impacted by faster prepayments (particularly on mortgage-related securities) and reinvestment in the lower rate environment.

The cost of interest-bearing liabilities was 1.93% for year-to-date 2003, down 82 bp compared to the first six months of 2002, aided by the lower rate environment. The average cost of interest-bearing deposits was 1.73%, down 79 bp from year-to-date 2002, benefiting from a larger mix of lower-costing transaction accounts, as well as from lower rates on all interest-bearing deposit products in general. The cost of wholesale funds (comprised of short-term borrowings and long-term funding) was 2.26%, down 96 bp from year-to-date 2002, favorably impacted by lower rates between comparable periods.

Average earning assets increased by $980 million (7.6%) over the comparable six-month period last year. Average loans represented 76.6% of average earning assets for year-to-date 2003 compared to 74.7% for year-to-date 2002 and accounted for the majority of the growth in earning assets. On average, loans increased $1.0 billion (10.4%) since year-to-date 2002, primarily in commercial loans (up $678 million). Commercial loans grew to represent 60.0% of average loans for the first six months of 2003 compared to 59.2% for the comparable period in 2002. Average investments and other earning assets decreased slightly ($26 million) to $3.3 billion.

Average interest-bearing liabilities increased $751 million (6.7%) over the comparable period of 2002, and net free funds increased $229 million, both supporting the growth in earning assets. Average noninterest-bearing demand deposits (a component of net free funds) increased by $215 million, or 15.6%. The growth in interest-bearing liabilities came from wholesale funding sources, as average interest-bearing deposits were relatively unchanged (down $86 million or 1.2%) between the comparable periods. Average wholesale funding sources increased $837 million, representing 37.7% of average interest-bearing liabilities for year-to-date 2003 compared to 32.7% for year-to-date 2002. To take advantage of the lower rate environment, improve liquidity and mitigate interest rate risk, the Corporation increased its long-term funding by $740 million (representing 18.1% of average interest-bearing liabilities, versus 12.7% for year-to-date 2002).

----------------------------------------------------------------------------------------------------------
                                                         TABLE 2
                                  Net Interest Income Analysis-Taxable Equivalent Basis
                                                    ($ in Thousands)
----------------------------------------------------------------------------------------------------------
                                    Six Months ended June 30, 2003      Six Months ended June 30, 2002
                                  ----------------------------------   ----------------------------------
                                                 Interest   Average                   Interest    Average
                                   Average       Income/    Yield/      Average       Income/     Yield/
                                   Balance       Expense     Rate       Balance       Expense      Rate
----------------------------------------------------------------------------------------------------------
Earning assets:
  Loans: (1) (2) (3)
  Commercial                     $ 6,399,244    $ 166,188    5.17%    $ 5,720,820    $  171,459    5.96%
  Residential real estate          3,551,134      104,600    5.92       3,234,762       110,397    6.85
  Consumer                           711,008       26,003    7.37         700,044        28,393    8.17
                                 ------------------------             -------------------------
Total loans                       10,661,386      296,791    5.56       9,655,626       310,249    6.42
Investments and other (1)          3,252,902       84,804    5.22       3,278,759        98,014    5.98
                                 ------------------------             -------------------------
  Total earning assets            13,914,288      381,595    5.48      12,934,385       408,263    6.31
Other assets, net                  1,028,042                              972,877
                                 -----------                          -----------
  Total assets                   $14,942,330                          $13,907,262
                                 ===========                          ===========

Interest-bearing liabilities:
  Interest-bearing deposits:
    Savings deposits             $   927,413    $   2,884    0.63%    $   864,914    $    3,329    0.78%
    Interest-bearing demand
      deposits                     1,591,942        6,925    0.88         983,399         3,427    0.70
    Money market deposits          1,668,467        8,264    1.00       1,950,679        13,466    1.39
    Time deposits, excluding
      Brokered CDs                 3,032,656       43,614    2.90       3,403,593        70,393    4.17
                                 ------------------------             -------------------------
  Total interest-bearing
    deposits, excluding
      Brokered CDs                 7,220,478       61,687    1.72       7,202,585        90,615    2.54
  Brokered CDs                       203,484        1,861    1.84         307,796         3,174    2.08
                                 ------------------------             -------------------------
  Total interest-bearing
    deposits                       7,423,962       63,548    1.73       7,510,381        93,789    2.52
  Wholesale funding                4,490,450       50,890    2.26       3,652,863        59,179    3.22
                                 ------------------------             -------------------------
    Total interest-bearing
      liabilities                 11,914,412      114,438    1.93      11,163,244       152,968    2.75
                                                  -------                               -------
Demand, non-interest bearing       1,587,968                            1,373,361
Other liabilities                    145,146                              179,594
Stockholders' equity               1,294,804                            1,191,063
                                 -----------                           ----------
   Total liabilities and equity  $14,942,330                          $13,907,262
                                 ===========                          ===========

Interest rate spread                                         3.55%                                 3.56%
Net free funds                                               0.28                                  0.38
                                                             ----                                  ----
Net interest income, taxable
  equivalent, and net
    interest margin                              $267,157    3.83%                     $255,295    3.94%
                                                 =================                     ================
Taxable equivalent adjustment                      12,508                                12,100
                                                 --------                                ------
Net interest income, as reported                 $254,649                              $243,195
                                                 ========                              ========

(1)  The yield on tax  exempt  loans and  securities  is  computed  on a taxable equivalent  basis using a tax rate of 35% for all periods  presented and is net of the effects of certain disallowed interest deductions.
(2)  Nonaccrual  loans and loans held for sale have been included in the average balances.
(3) Interest income includes net loan fees.
---------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
                                            TABLE 2 (continued)
                           Net Interest Income Analysis-Taxable Equivalent Basis
                                             ($ in Thousands)
----------------------------------------------------------------------------------------------------------
                                   Three Months ended June 30, 2003     Three Months ended June 30, 2002
                                  ----------------------------------   ----------------------------------
                                                 Interest   Average                   Interest    Average
                                   Average       Income/    Yield/      Average       Income/     Yield/
                                   Balance       Expense     Rate       Balance       Expense      Rate
----------------------------------------------------------------------------------------------------------
Earning assets:
  Loans: (1) (2) (3)
    Commercial                   $ 6,470,954    $  83,333    5.10%    $ 5,968,167    $  89,365     5.93%
    Residential real estate        3,564,125       51,778    5.81       3,217,681       54,540     6.78
    Consumer                         708,351       12,940    7.32         716,614       14,690     8.22
                                 ------------------------             ------------------------
  Total loans                     10,743,430      148,051    5.48       9,902,462      158,595     6.37
  Investments and other (1)        3,248,185       41,884    5.16       3,346,128       49,299     5.89
                                 ------------------------             ------------------------
    Total earning assets          13,991,615      189,935    5.41      13,248,590      207,894     6.25
  Other assets, net                1,024,882                            1,024,642
                                 -----------                          -----------
    Total assets                 $15,016,497                          $14,273,232
                                 ===========                          ===========
Interest-bearing liabilities:
  Interest-bearing deposits:
    Savings deposits             $   945,048    $   1,431    0.61%    $   900,471    $   1,769     0.79%
    Interest-bearing demand
      deposits                     1,696,412        3,812    0.90       1,038,413        1,927     0.74
    Money market deposits          1,632,710        3,999    0.98       1,992,669        6,751     1.36
    Time deposits, excluding
      Brokered CDs                 3,052,513       21,549    2.83       3,411,891       33,580     3.95
                                 ------------------------             ------------------------
 Total interest-bearing
   deposits, excluding
     Brokered CDs                  7,326,683       30,791    1.69       7,343,444       44,027      2.40
   Brokered CDs                      174,748          767    1.76         289,676        1,533      2.12
                                 ------------------------             ------------------------
 Total interest-bearing
   deposits                        7,501,431       31,558    1.69       7,633,120       45,560      2.39
 Wholesale funding                 4,440,446       24,951    2.23       3,767,182       30,529      3.21
                                 ------------------------             ------------------------
    Total interest-bearing
      liabilities                 11,941,877       56,509    1.89      11,400,302       76,089      2.66
                                                   ------                               ------
Demand, non-interest bearing       1,619,773                            1,448,314
Other liabilities                    146,342                              173,868
Stockholders' equity               1,308,505                            1,250,748
                                 -----------                           ----------
    Total liabilities
      and equity                 $15,016,497                          $14,273,232
                                 ===========                          ===========

Interest rate spread                                         3.52%                                  3.59%
Net free funds                                               0.27                                   0.37
                                                             ----                                   ----
Net interest income, taxable
  equivalent, and net
    interest margin                             $ 133,426    3.79%                   $ 131,805      3.96%
                                                =================                    ====================
Taxable equivalent adjustment                       6,231                                6,037
                                                    -----                                -----
Net interest income, as reported                $ 127,195                            $ 125,768
                                                =========                            =========
----------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                     TABLE 3
                Volume / Rate Variance - Taxable Equivalent Basis
                                ($ in Thousands)
--------------------------------------------------------------------------------
                                                   Comparison of
                                     Six months ended June 30, 2003 versus 2002
                                     ------------------------------------------
                                                       Variance Attributable to
                                       Income/Expense  ------------------------
                                       Variance (1)    Volume        Rate
--------------------------------------------------------------------------------
INTEREST INCOME: (2)
Loans:
  Commercial                             $ (5,271)    $ 16,792    $(22,063)
  Residential real estate                  (5,797)      10,412     (16,209)
  Consumer                                 (2,390)      (1,557)       (833)
                                         ---------------------------------
Total loans                               (13,458)      25,647     (39,105)
Investments and other                     (13,210)        (576)    (12,634)
                                         ---------------------------------
   Total interest income                  (26,668)      25,071     (51,739)
INTEREST EXPENSE:
Interest-bearing deposits:
  Savings deposits                       $   (445)    $    194    $   (639)
  Interest-bearing demand deposits          3,498        2,647         851
  Money market deposits                    (5,202)      (1,398)     (3,804)
  Time deposits, excluding
    brokered CDs                          (26,779)      (5,334)    (21,445)
                                         ---------------------------------
    Interest-bearing deposits,
      excluding brokered CDs              (28,928)      (3,891)    (25,037)
  Brokered CDs                             (1,313)        (954)       (359)
                                         ---------------------------------
Total interest-bearing deposits           (30,241)      (4,845)    (25,396)
Wholesale funding                          (8,289)      10,405     (18,694)
                                         ---------------------------------
   Total interest expense                 (38,530)       5,560     (44,090)
                                         ---------------------------------
Net interest income, taxable
  equivalent                             $ 11,862     $ 19,511    $ (7,649)
                                         =================================

(1) The change in interest due to both rate and volume has been allocated proportionately to volume variance and rate variance based on the relationship of the absolute dollar change in each.
(2) The yield on tax-exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                               TABLE 3 (continued)
                Volume / Rate Variance - Taxable Equivalent Basis
                                ($ in Thousands)
--------------------------------------------------------------------------------
                                                 Comparison of
                                  Three months ended June 30, 2003 versus 2002
                                  --------------------------------------------
                                                      Variance Attributable to
                                      Income/Expense  ------------------------
                                      Variance (1)     Volume        Rate
--------------------------------------------------------------------------------
INTEREST INCOME: (2)
Loans:
  Commercial                             $ (6,032)    $  6,010    $(12,042)
  Residential real estate                  (2,762)       5,777      (8,539)
  Consumer                                 (1,750)      (1,158)       (592)
                                         ---------------------------------
Total loans                               (10,544)      10,629     (21,173)
Investments and other                      (7,415)      (1,092)     (6,323)
                                         ---------------------------------
   Total interest income                  (17,959)       9,537     (27,496)
INTEREST EXPENSE:
Interest-bearing deposits:
  Savings deposits                       $   (338)    $     71    $   (409)
  Interest-bearing demand deposits          1,885        1,485         400
  Money market deposits                    (2,752)        (868)     (1,884)
  Time deposits, excluding
    brokered CDs                          (12,031)      (2,471)     (9,560)
                                         ---------------------------------
    Interest-bearing deposits,
      excluding brokered CDs              (13,236)      (1,783)    (11,453)
  Brokered CDs                               (766)        (501)       (265)
                                         ---------------------------------
Total interest-bearing deposits           (14,002)      (2,284)    (11,718)
Wholesale funding                          (5,578)       3,771      (9,349)
                                         ---------------------------------
   Total interest expense                 (19,580)       1,487     (21,067)
                                         ---------------------------------
Net interest income, taxable
  equivalent                             $  1,621     $  8,050    $ (6,429)
                                         =================================
--------------------------------------------------------------------------------

Provision for Loan Losses

The provision for loan losses for the second quarter of 2003 was $12.1 million, minimally changed from the second quarter of 2002 of $12.0 million. For the first six months of 2003, the provision for loan losses was $25.1 million, compared to $23.3 million for the same period in 2002. Annualized net charge offs as a percent of average loans for year-to-date 2003 decreased to 0.29% from 0.31% for year-to-date 2002. Nonperforming loans were $117.2 million, $87.3 million and $99.3 million at June 30, 2003, June 30, 2002 and December 31, 2002, respectively. The ratio of the allowance for loan losses to total loans was 1.66%, up from 1.50% at June 30, 2002 and 1.58% at December 31, 2002. See Table 8.

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

Noninterest Income

Year-to-date 2003 noninterest income was $135.4 million, up $38.1 million or 39.1% compared to $97.3 million for year-to-date 2002, influenced by a significant increase in mortgage banking income (up $32.7 million). Continued strong activity in mortgage origination and refinancing markets supported mortgage banking income of $54.9 million in the first six months of 2003, more than double that of the year-earlier period.

---------------------------------------------------------------------------------------------------------------------------
                                                          TABLE 4
                                                     Noninterest Income
                                                      ($ in Thousands)
--------------------------------------------------------------------------------------------------------------------------
                                  2nd Qtr.    2nd Qtr.    Dollar    Percent     YTD         YTD       Dollar      Percent
                                    2003        2002      Change    Change      2003        2002      Change      Change
--------------------------------------------------------------------------------------------------------------------------
Trust service fees               $  7,796    $  7,722    $     74      1.0%   $ 14,426    $ 15,093    $   (667)     (4.4)%
Service charges on deposit         12,462      11,733         729      6.2      24,273      21,613       2,660      12.3
accounts
Mortgage banking                   28,845       9,637      19,208    199.3      54,948      22,241      32,707     147.1
Credit card & other nondeposit      5,192       7,094      (1,902)   (26.8)     12,588      13,166        (578)     (4.4)
fees
Retail commissions                  7,407       5,885       1,522     25.9      10,710      10,501         209       2.0
Bank owned life insurance           3,450       3,469         (19)    (0.5)      6,841       6,739         102       1.5
income
Other                               4,771       4,322         449     10.4      11,550       7,578       3,972      52.4
                                 ---------------------------------------------------------------------------------------
  Subtotal                       $ 69,923    $ 49,862    $ 20,061     40.2%   $135,336    $ 96,931    $ 38,405      39.6%
Asset sale gains (losses), net       (790)         41        (831)    N/M         (668)        372      (1,040)     N/M
Investment securities gains,
  net                               1,027         ---       1,027     N/M          701         ---         701      N/M
                                 ---------------------------------------------------------------------------------------
Total noninterest income         $ 70,160    $ 49,903    $ 20,257     40.6%   $135,369    $ 97,303    $ 38,066      39.1%
                                 =======================================================================================
N/M - Not meaningful.
--------------------------------------------------------------------------------------------------------------------------

Trust service fees decreased $0.7 million, or 4.4%, between the comparable six-month periods. The change was predominantly the result of a decrease in the average market value of assets under management (from an average of $3.9 billion for year-to-date 2002 to $3.6 billion for year-to-date 2003), a function of the continued weak stock market performance. Assets under management at June 30, 2003 and 2002 were $3.76 billion and $3.74 billion, respectively.

Service charges on deposit accounts were up $2.7 million, or 12.3%, between the comparable six-month periods, due in part to higher volumes associated with a larger account base. The increase was also a result of lower earnings credit rates, higher service charges on business accounts, and higher fees on overdrafts/nonsufficient funds, supported by pricing changes between the periods.

Mortgage banking income consists of servicing fees, the gain or loss on sales of mortgage loans to the secondary market, and production-related fees (origination, underwriting and escrow waiver fees). Mortgage banking income was $54.9 million, an increase of $32.7 million, more than double the comparable six-month period in 2002. The increase was driven primarily by secondary mortgage loan production (mortgage loan production to be sold to the secondary market) which more than doubled between comparable periods ($2.3 billion in year-to-date 2003 versus $1.1 billion in year-to-date 2002). The higher production levels positively impacted production volume-related fees (up $4.6 million). Also, gains on sales of the increased production were up $27.8 million (the combination of realized gains up $23.9 million and $3.9 million higher fair value of mortgage derivatives). Servicing fees on the portfolio serviced for others were up slightly ($0.3 million) between comparable periods, given the minimal change in the average balance serviced. The mortgage portfolio serviced for others at June 30, 2003 and 2002 was $5.47 billion and $5.56 billion, respectively.

Credit card and other nondeposit fees were $12.6 million for the first six months of 2003, a decrease of $0.6 million or 4.4% from year-to-date 2002, primarily attributable to lower merchant fees, given the merchant processing sale and services agreement signed in March 2003 (also noted below).

Retail  commission  income  (which  includes   commissions  from  insurance  and
brokerage product sales) was $10.7 million for the first six months of 2003. While up modestly ($0.2 million) compared to the same period a year ago, the components have shifted. Fixed annuities commissions decreased $1.3 million, while other insurance revenues were up $1.7 million. Other insurance revenues were impacted favorably by the CFG acquisition, but offset partly by lower loan insurance commissions, which were affected by legislation in late 2002 requiring single premium credit insurance premiums on loans with real estate to be collected based on monthly outstanding balances. Brokerage commissions (including variable annuities) declined $0.2 million, affected by challenging market conditions.

Other noninterest income was $11.6 million for year-to-date 2003, an increase of $4.0 million over the comparable period in 2002. Year-to-date 2003 included a second quarter $1.5 million gain on the sale of out-of-market credit card accounts and a first quarter $3.4 million gain recognized in connection with a credit card merchant processing sale and services agreement, while the sale of stock in a regional ATM network resulted in a gain of $0.5 million during year-to-date 2002. The 2003 investment securities net gain of $0.7 million was the net result of a second quarter $1.0 million gain on the sale of Sallie Mae stock, net of a first quarter $0.3 million other than temporary write down on a security.

Noninterest Expense

Noninterest expense was $202.1 million, up $28.5 million or 16.4% compared to the first six months of 2002, reflecting higher mortgage servicing rights expense, as well as the Corporation's larger operating base between comparable periods.

--------------------------------------------------------------------------------------------------------------------------
                                                         TABLE 5
                                                    Noninterest Expense
                                                      ($ in Thousands)
--------------------------------------------------------------------------------------------------------------------------
                                  2nd Qtr.    2nd Qtr.    Dollar    Percent     YTD         YTD       Dollar      Percent
                                    2003        2002      Change    Change      2003        2002      Change      Change
--------------------------------------------------------------------------------------------------------------------------
Personnel expense                $ 53,245    $ 48,764    $  4,481      9.2%   $103,480    $ 93,758    $  9,722      10.4%
Occupancy                           7,151       6,650         501      7.5      14,266      12,787       1,479      11.6
Equipment                           3,190       3,727        (537)   (14.4)      6,434       7,217        (783)    (10.8)
Data processing                     5,602       5,304         298      5.6      11,220      10,107       1,113      11.0
Business development &
  advertising                       3,553       3,126         427     13.7       6,916       6,572         344       5.2
Stationery and supplies             1,634       1,786        (152)    (8.5)      3,313       3,830        (517)    (13.5)
FDIC expense                          359         402         (43)   (10.7)        725         774         (49)     (6.3)
Mortgage servicing rights
  expense                          13,021       3,874       9,147    236.1      24,619       6,771      17,848     263.6
Intangible amortization expense       870         634         236     37.2       1,220       1,098         122      11.1
Loan expense                          950       3,534      (2,584)   (73.1)      4,298       6,313      (2,015)    (31.9)
Other                              14,344      13,386         958      7.2      25,585      24,376       1,209       5.0
                                  --------------------------------------------------------------------------------------
  Total noninterest expense       $103,919   $ 91,187    $ 12,732     14.0%   $202,076    $173,603    $ 28,473      16.4%
                                  ======================================================================================
--------------------------------------------------------------------------------------------------------------------------

Personnel expense (including salary-related expenses and fringe benefit expenses) increased $9.7 million or 10.4% over the first six months of 2002. Personnel expense represented 51.2% of total noninterest expense in year-to-date 2003 compared to 54.0% in year-to-date 2002. Salary-related expenses increased $7.7 million or 10.6% between comparable periods, primarily a function of merit increases between years, and higher base salaries and incentive compensation given the overall increase in full-time equivalent employees (particularly attributable to the timing of the Signal and CFG acquisitions). Average full-time equivalent employees were 4,111 for year-to-date 2003 compared to 4,043 for year-to-date 2002, an increase of 2%. Fringe benefits increased $2.0 million or 9.5% over year-to-date 2002, attributable also to the larger employee base and the increased cost of benefit plans and premium based benefits.

Occupancy expense increased 11.6% to support the larger branch network, particularly attributable to the Signal and CFG acquisitions. Equipment expense declined principally in computer depreciation expense. Data processing costs increased to $11.2 million, up $1.1 million or 11.0% over the comparable period in 2002, due to processing for a larger base operation, increased Internet banking usage and other technology enhancements.

Mortgage servicing rights expense includes both the amortization of the mortgage servicing rights asset and increases or decreases to the valuation allowance associated with the mortgage servicing rights asset. Mortgage servicing rights expense increased by $17.8 million between comparable periods, including a $15.8 million addition to the valuation allowance for year-to-date 2003 (compared to a $0.8 million addition to the valuation allowance during year-to-date 2002) and a $2.8 million increase in the amortization of the mortgage servicing rights asset. While the strong mortgage refinance activity benefited mortgage banking income, it increased the prepayment speeds of the Corporation's mortgage portfolio serviced for others, a key factor behind the valuation of mortgage servicing rights. The Corporation periodically evaluates its capitalized mortgage servicing rights for impairment. Loan type and note rate are the predominant risk characteristics of the underlying loans used to stratify capitalized mortgage servicing rights for purposes of measuring impairment. Permanent impairment is recognized as a write-down on the mortgage servicing rights asset and the related valuation allowance. Mortgage servicing rights are considered a critical accounting policy (see section "Critical Accounting Policies") given that estimating the fair value of the mortgage servicing rights involves judgment, particularly of estimated prepayment speeds of the underlying mortgages serviced and the overall level of interest rates. A valuation allowance is established to the extent the carrying value of the mortgage servicing rights exceeds the estimated fair value. Net income could be affected if management's estimate of the prepayment speeds or other factors differ materially from actual prepayments. Mortgage servicing rights, included in other intangible assets on the consolidated balance sheet, were $27.8 million, net of a $35.1 million valuation allowance at June 30, 2003. See Note 6, "Goodwill and Other Intangible Assets," of the notes to consolidated financial statements for additional disclosure.

Loan expense was $4.3 million, down $2.0 million between comparable periods, primarily due to lower merchant processing costs, given the sale of the merchant processing during the first quarter of 2003. Other expense was up $1.2 million from year-to-date 2002, attributable to a $2.5 million charge in the second quarter on commercial letters of credit, partially offset by declines in various other expenses.

Income Taxes

Income tax expense for the first six months of 2003 was $48.2 million, up $8.4 million or 21.0% from the comparable period in 2002. The effective tax rate (income tax expense divided by income before taxes) was 29.6% and 27.7% for year-to-date 2003 and year-to-date 2002, respectively. The increase was primarily attributable to the increase in net income before tax and a decrease in tax valuation allowance adjustments.

Income tax expense recorded in the consolidated statement of income involves the interpretation and application of certain accounting pronouncements and federal and state tax codes, and is, therefore, considered a critical accounting policy (see section "Critical Accounting Policies"). The Corporation undergoes examination by various regulatory taxing authorities. Such agencies may require that changes in the amount of tax expense or valuation allowance be recognized when their interpretations differ from those of management, based on their judgments about information available to them at the time of their examinations.

Balance Sheet

At June 30, 2003, total assets were $15.2 billion, an increase of $0.7 billion, or 5.1%, over June 30, 2002. The growth in assets occurred primarily in loans, which grew $505 million or 5.1% year over year, and loans held for sale, which increased $269 million. The growth in loans was almost exclusively in commercial loans, which grew $557 million (9.3% since June 30, 2002) and comprise 63% of total loans at June 30, 2003. Home equity loans grew $119 million or 15.3%, while residential mortgage loans decreased 6.8%, strongly influenced by lower interest rates and high refinance activity. Total deposits of $9.5 billion at June 30, 2003 were up $427 million, or 4.7%, compared to a year ago. Since June 30, 2002, noninterest-bearing demand deposits grew $267 million (17.1%), to represent 19% of total deposits, compared to 17% a year earlier. Interest-bearing transaction accounts (savings, interest-bearing demand, and money market) grew by $424 million (10.8%). Brokered CDs and other-time deposits combined (representing 35% of total deposits at June 30, 2003 compared to 40% of total deposits at June 30, 2002) declined $264 million, impacted by the prolonged lower interest rate environment and customer preference to keep funds liquid. Since June 30, 2002, long-term debt grew $500 million due to the issuance of $331 million of long-term repurchase agreements, $100 million of bank notes, and the increased use of long-term Federal Home Loan Bank advances. With deposits and long-term debt up, short-term borrowings decreased $222 million since June 30, 2002.

Since year-end 2002, total deposit growth was greater than total asset growth, bringing wholesale funds (short-term borrowings and long-term debt combined) down $203 million, particularly in short-term borrowings. Total assets grew $176 million since year-end 2002, with loans up $84 million and loans held for sale up $87 million. The growth in loans was primarily in commercial loans, which grew $290 million, while residential mortgage loans decreased $228 million. Deposits increased $329 million to $9.5 billion at June 30, 2003, led by interest-bearing transaction accounts, collectively up $219 million since year-end 2002. See Tables 6 and 7 for period end loan and deposit composition, respectively.

-----------------------------------------------------------------------------------------------------------
                                                  TABLE 6
                                        Period End Loan Composition
                                              ($ in Thousands)
-----------------------------------------------------------------------------------------------------------
                                        June 30,      % of       June 30,     % of      Dec. 31,     % of
                                          2003        Total        2002       Total       2002       Total
-----------------------------------------------------------------------------------------------------------
Commercial, financial &agricultural   $ 2,312,143       22%    $ 2,127,665      21%   $ 2,213,986      22%
Real estate-construction                  975,415       10         821,658       8        910,581       9
Commercial real estate                  3,255,918       31       3,037,284      31      3,128,826      30
Lease financing                            38,666       --          38,212       1         38,352      --
                                      ---------------------------------------------------------------------
  Commercial                            6,582,142       63       6,024,819      61      6,291,745       61
Residential mortgage                    2,202,690       21       2,364,373      24      2,430,746       24
Home equity                               895,952        9         777,347       8        864,631        8
                                      ---------------------------------------------------------------------
  Residential real estate               3,098,642       30       3,141,720      32      3,295,377       32
Consumer                                  706,580        7         716,130       7        716,103        7
                                      ---------------------------------------------------------------------
Total loans                           $10,387,364      100%    $ 9,882,669     100%   $10,303,225      100%
                                      ====================================================================
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
                                                  TABLE 7
                                        Period End Deposit Composition
                                               ($ in Thousands)
------------------------------------------------------------------------------------------------------------
                                        June 30,      % of       June 30,     % of      Dec. 31,     % of
                                          2003        Total        2002       Total       2002       Total
------------------------------------------------------------------------------------------------------------
Noninterest-bearing demand            $ 1,833,703       19%    $1,566,487       17%   $ 1,773,699      19%
Savings                                   942,027       10        912,019       10        895,855      10
Interest-bearing demand                 1,797,065       19      1,113,342       12      1,468,193      16
Money market                            1,598,317       17      1,888,165       21      1,754,313      19
Brokered CDs                              163,028        2        233,968        3        233,650       3
Other time                              3,119,320       33      3,312,263       37      2,999,142      33
                                      -------------------------------------------------------------------
Total deposits                        $ 9,453,460      100%    $9,026,244      100%   $ 9,124,852     100%
                                      ===================================================================
Total deposits, excluding
  Brokered CDs                        $ 9,290,432       98%    $8,792,276       97%   $ 8,891,202      97%
                                      ===================================================================
-----------------------------------------------------------------------------------------------------------

Allowance for Loan Losses

The loan portfolio is the primary asset subject to credit risk. Credit risks are inherently different for each different loan type. Credit risk is controlled and monitored through the use of lending standards, a thorough review of potential borrowers, and on-going review of loan payment performance. Active asset quality administration, including early problem loan identification and timely resolution of problems, aids in the management of credit risk and minimization of loan losses.

-------------------------------------------------------------------------------
                                     TABLE 8
               Allowance for Loan Losses and Nonperforming Assets
                                ($ in Thousands)
-------------------------------------------------------------------------------
                                              At and for the     At and for the
                                             six months ended      year ended
                                                 June 30,         December 31,
-------------------------------------------------------------------------------
                                             2003         2002         2002
                                          ------------------------------------
Allowance for Loan Losses:
Balance at beginning of period            $ 162,541    $ 128,204    $ 128,204
Balance related to acquisition                 --         11,985       11,985
Provision for loan losses                    25,092       23,254       50,699
Charge offs                                 (17,291)     (16,787)     (32,179)
Recoveries                                    2,098        2,077        3,832
                                          -----------------------------------
    Net charge-offs                         (15,193)     (14,710)     (28,347)
                                          -----------------------------------
Balance at end of period                  $ 172,440    $ 148,733    $ 162,541
                                          ===================================

Nonperforming Assets:
Nonaccrual loans                          $ 110,820    $  82,474    $  94,132
Accruing loans past due 90 days or more       6,311        4,683        3,912
Restructured loans                               46          115        1,258
                                          -----------------------------------
Total nonperforming loans                   117,177       87,272       99,302
Other real estate owned                      14,707        2,610       11,448
                                          -----------------------------------
      Total nonperforming assets          $ 131,884    $  89,882    $ 110,750
                                          ===================================

Ratios:
Allowance for loan losses to net
  charge offs (annualized)                    5.63x        5.01x        5.73x
Net charge offs to average loans
  (annualized)                                0.29%         0.31%       0.28%
Allowance for loan losses to total
  loans                                       1.66%         1.50%       1.58%
Nonperforming loans to total loans            1.13%         0.88%       0.96%
Nonperforming assets to total assets          0.87%         0.62%       0.74%
Allowance for loan losses to
  nonperforming loans                          147%          170%        164%

-------------------------------------------------------------------------------

As of June 30, 2003, the allowance for loan losses was $172.4 million, representing 1.66% of loans outstanding, compared to $148.7 million, or 1.50% of loans, at June 30, 2002, and $162.5 million, or 1.58% at year-end 2002. The allowance for loan losses at June 30, 2003 increased $23.7 million since June 30, 2002 and $9.9 million since December 31, 2002. At June 30, 2003, the allowance for loan losses was 147% of nonperforming loans compared to 170% and 164% at June 30 and December 31, 2002, respectively. Table 8 provides additional information regarding activity in the allowance for loan losses and nonperforming assets.

Gross charge offs were $17.3 million for the six months ended June 30, 2003, which included an $8 million charge off related to a commercial loan relationship in the construction industry. This compares to $16.8 million for the six months ended June 30, 2002. Recoveries for the corresponding periods were $2.1 million and $2.1 million, respectively. As a result, the ratio of net charge offs to average loans on an annualized basis was 0.29% and 0.31% for the periods ended June 30, 2003 and June 30, 2002, respectively.

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

The allocation methods used for June 30, 2003, June 30, 2002, and December 31, 2002 were comparable, using specific allocations, factors on loans bearing risk ratings as determined by management, and factors on all other loans. Current economic and political conditions at each period end carried various uncertainties requiring management's judgment as to the possible impact on the business results of numerous individual borrowers and certain industries. Total loans at June 30, 2003, were up $505 million (5.1%) since June 30, 2002, with commercial loans accounting for the majority of growth (up $557 million, or 9.3% versus last year). Total loans compared to December 31, 2002, increased modestly (up $84 million) to $10.4 billion; however, the commercial portfolio grew $290 million (9.3% annualized) to represent 63% of total loans versus 61% at December 31, 2002 (see Table 6). Commercial loans carry a higher inherent risk of credit loss. Nonperforming loans grew $29.9 million since June 30, 2002 and grew $17.9 million since December 31, 2002, particularly from specific nonperforming commercial loans (see Table 8 and detailed discussion in section "Nonperforming Loans and Other Real Estate Owned"). In addition, a previously disclosed commercial manufacturing relationship ($19 million at June 30, 2003), with $10 million allowance identified for this relationship, has been included in nonaccrual loans for all periods presented. At June 30, 2003, this commercial manufacturing relationship, remained current but management has continued doubts concerning future collectibility. Finally, loans bearing risk ratings for June 30, 2003 increased from a year ago, in part from the large commercial credits noted in section "Nonperforming Loans and Other Real Estate Owned" as well as a larger portion of loans moved into higher-risk categories. Loans bearing risk ratings were up modestly since December 31, 2002; however, several larger loans moved to higher-risk categories due to deterioration, increasing overall portfolio risk. Portfolio risk is a predominant characteristic in determining the allowance for loan losses. The allowance for loan losses to loans was 1.66%, 1.50% and 1.58% for June 30, 2003, and June 30 and December 31, 2002, respectively.

Management believes the allowance for loan losses to be adequate at June 30, 2003.

Consolidated net income could be affected if management's estimate of the allowance for loan losses is subsequently materially different, requiring additional provision for loan losses to be recorded. Management carefully considers numerous detailed and general factors, its assumptions, and the likelihood of materially different conditions that could alter its assumptions. While management uses currently available information to recognize losses on loans, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions and the impact of such change on the Corporation's borrowers. As an integral part of their examination process, various regulatory agencies also review the allowance for loan losses. Such agencies may require that certain loan balances be charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

Nonperforming Loans and Other Real Estate Owned

Management is committed to an aggressive nonaccrual and problem loan identification philosophy. This philosophy is implemented through the ongoing monitoring and reviewing of all pools of risk in the loan portfolio to ensure that problem loans are identified quickly and the risk of loss is minimized.

Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, loans 90 days or more past due but still accruing, and restructured loans. The Corporation specifically excludes from its definition of nonperforming loans student loan balances that are 90 days or more past due and still accruing and that have contractual government guarantees as to collection of principal and interest. The Corporation had $16 million, $20 million and $20 million of these loans at June 30, 2003, June 30, 2002, and December 31, 2002, respectively.

Table 8 provides detailed information regarding nonperforming assets, which include nonperforming loans and other real estate owned. Nonperforming assets to total assets were 0.87%, 0.62%, and 0.74% at June 30, 2003, June 30, 2002, and
December 31, 2002, respectively.

Total nonperforming loans at June 30, 2003 were up $29.9 million from June 30, 2002 and up $17.9 million from year-end 2002. The ratio of nonperforming loans to total loans was 1.13% at June 30, 2003, as compared to 0.88% and 0.96% at June 30, 2002, and year-end 2002, respectively. The $29.9 million increase in nonperforming loans was from nonaccrual loans (up $28.3 million) and accruing loans past due 90 or more days (up $1.6 million), while restructured loans were relatively level. The increase in nonaccrual loans between the comparable June periods was predominantly attributable to the addition, during the second quarter of 2003, of two large commercial credits (totaling approximately $25 million at June 30, 2003), one in the construction industry and one in the hospitality industry. The $17.9 million increase in nonperforming loans since year-end 2002 was from nonaccrual loans (up $16.7 million), accruing loans past due 90 or more days (up $2.4 million), and restructured loans (down $1.2 million). The increase in nonaccrual loans since year-end 2002 was primarily attributable to the two credits noted above, net of the transfer of one large credit (totaling $2.7 million) to other real estate owned. In addition, a previously disclosed commercial manufacturing relationship ($19 million at June 30, 2003), has been included in nonaccrual loans for all periods presented. Of note, approximately 38% of nonperforming loans at June 30, 2003 are attributable to the three specifically mentioned credits.

Other real estate owned increased to $14.7 million at June 30, 2003, compared to $2.6 million at June 30, 2002, and $11.4 million at year-end 2002. The increases are predominantly due to the addition of commercial real estate properties, an $8.0 million property during the fourth quarter of 2002, a $1.5 million property during the first quarter of 2003, and a $2.7 million property during the second quarter of 2003. The $1.5 million commercial real estate property was sold during the second quarter of 2003.

Potential problem loans are certain loans bearing risk ratings by management, that are not in nonperforming status, but where there are doubts as to the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that the Corporation expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The level of potential problem loans is another predominate factor in determining the relative level of risk in the loan portfolio and in the determination of the level of the allowance for loan losses. The loans that have been reported as potential problem loans are not concentrated in a particular industry, but rather cover a diverse range of businesses. At June 30, 2003, potential problem loans totaled $236 million, compared to $275 million at March 31, 2003 and $212 million at December 31, 2002. From December 31, 2002 to March 31, 2003, five credit relationships accounted for $52 million of the $63 million increase, including the $20 million commercial credit relationship in the construction industry. During second quarter 2003, management charged off $8 million of this relationship (as noted in section "Allowance for Loan Losses") and placed it on nonaccrual status. The decline from March 31 to June 30, 2003, is primarily from two credits that deteriorated and moved to nonaccrual status (including the construction credit noted above), and one credit ($2.7 million at June 30, 2003) to other real estate owned.

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

In addition to subsidiary dividends, the parent company has multiple funding sources that could be used to increase liquidity and provide additional financial flexibility. These sources include a revolving credit facility, commercial paper, and two shelf registrations. The parent company has available a $100 million revolving credit facility with established lines of credit from nonaffiliated banks, of which $100 million was available at June 30, 2003. In addition, $200 million of commercial paper was available at June 30, 2003, under the parent company's commercial paper program.

In May 2002, the parent company filed a "shelf" registration statement under which the parent company may offer up to $300 million of trust preferred securities. In May 2002, the parent company issued $175 million of trust preferred securities, bearing a 7.625% fixed coupon rate. At June 30, 2003, $125 million was available under the trust preferred shelf. In May 2001, the parent company filed a "shelf" registration statement whereby the parent company may offer up to $500 million of any combination of the following securities, either separately or in units: debt securities, preferred stock, depositary shares, common stock, and warrants. In August 2001, the parent company obtained $200 million in a subordinated note offering, bearing a 6.75% fixed coupon rate and 10-year maturity. At June 30, 2003, $300 million was available under the shelf registration.

Investment securities are an important tool to the Corporation's liquidity objective. All securities are classified as available for sale and are reported at fair value on the consolidated balance sheet. Of the $3.4 billion investment portfolio at June 30, 2003, $1.7 billion were pledged as collateral for repurchase agreements, public deposits, treasury, tax and loan notes, and other requirements. The remaining securities could be pledged or sold to enhance liquidity if necessary.

The bank subsidiaries have a variety of funding sources (in addition to key liquidity sources, such as core deposits, loan sales, loan repayments, and investment portfolio sales) available to increase financial flexibility. A $2 billion bank note program associated with Associated Bank Illinois, National Association, and Associated Bank, National Association, was established during 2000. Under this program, short-term and long-term debt may be issued. As of June 30, 2003, $350 million of long-term bank notes and $200 million of short-term bank notes were outstanding. At June 30, 2003, $1.45 billion was available under this program. The banks have also established federal funds lines with major banks totaling approximately $3.5 billion and the ability to borrow approximately $1.7 billion from the Federal Home Loan Bank ($1.2 billion was outstanding at June 30, 2003). In addition, the bank subsidiaries also accept Eurodollar deposits, issue institutional certificates of deposit, and from time to time offer brokered certificates of deposit.

For the six months ended June 30, 2003, net cash provided from operating and financing activities was $87.2 million and $41.2 million, respectively, while investing activities used net cash of $151.5 million, for a net decrease in cash and cash equivalents of $23.1 million since year-end 2002. Generally, during year-to-date 2003, deposit growth was strong (up $329 million), while net asset growth since year-end 2002 was moderate (up $176 million or 2% annualized). Thus, the reliance on other funding sources was reduced, particularly short-term borrowings. The deposit growth provided for the repayment of short-term borrowings and long-term debt, common stock repurchases, and the payment of cash dividends to the Corporation's stockholders.

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

Capital

Stockholders' equity at June 30, 2003 increased to $1.3 billion, up $42.7 million compared to June 30, 2002. The increase in equity between the two periods was primarily composed of the retention of earnings and the exercise of stock options, with offsetting decreases to equity from the payment of dividends and the repurchase of common stock. Additionally, stockholders' equity at June 30, 2003, included $65.8 million of accumulated other comprehensive income versus $72.2 million at June 30, 2002. The decrease in accumulated other comprehensive income was predominantly related to higher unrealized losses on cash flow hedges and partially offset by increased unrealized gains on securities available for sale, net of the tax effect. The ratio of stockholders' equity to assets was 8.66% and 8.81% at June 30, 2003 and 2002, respectively.

Stockholders' equity grew $46.1 million since year-end 2002. The increase in equity between the two periods was primarily composed of the retention of earnings and the exercise of stock options, with offsetting decreases to equity from the payment of dividends and the repurchase of common stock. Additionally, stockholders' equity at year-end 2002 included $60.3 million of accumulated other comprehensive income versus $65.8 million at June 30, 2003. The increase in accumulated other comprehensive income was predominantly related to unrealized gains on securities available for sale, partially offset by higher unrealized losses on cash flow hedges, net of the tax effect. Stockholders' equity to assets at June 30, 2003 was 8.66%, compared to 8.46% at December 31, 2002.

Cash dividends of $0.65 per share were paid in year-to-date 2003, compared to $0.59 per share in year-to-date 2002, representing an increase of 10.2%.

The Board of Directors has authorized management to repurchase shares of the Corporation's common stock each quarter in the market, to be made available for issuance in connection with the Corporation's employee incentive plans and for other corporate purposes. The Board of Directors authorized the repurchase of up to 300,000 shares per quarter in 2003. No shares were repurchased under this authorization during 2003. During year-to-date 2002, 730,000 shares were repurchased under this authorization, at an average cost of $34.78 per share. Additionally, under two separate actions in 2000, the Board of Directors authorized the repurchase and cancellation of the Corporation's outstanding shares, not to exceed approximately 7.3 million shares on a combined basis. Under these authorizations approximately 1.2 million shares were repurchased during year-to-date 2003, at an average cost of $34.66 per share, while approximately 124,000 shares were repurchased during year-to-date 2002, at an average cost of $32.01 per share. At June 30, 2003, approximately 900,000 remain authorized to repurchase. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities. See section, "Subsequent Events," for new Board of Director share repurchase authorizations.

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

----------------------------------------------------------------------------------------------------------
                                                   TABLE 9
                                               Capital Ratios
                                     (In Thousands, except per share data)
----------------------------------------------------------------------------------------------------------
                                           June 30,      March 31,    Dec. 31,      Sept. 30,    June 30,
                                             2003          2003         2002          2002         2002
----------------------------------------------------------------------------------------------------------
Total stockholders' equity               $1,318,246    $1,285,866   $1,272,183    $1,270,691   $1,275,569
Tier 1 capital                            1,177,457     1,180,593    1,165,481     1,147,045    1,155,995
Total capital                             1,526,884     1,527,435    1,513,424     1,492,619    1,498,328
Market capitalization                     2,699,475     2,388,217    2,521,097     2,366,995    2,856,382
                                         ----------------------------------------------------------------
Book value per common share              $    17.88    $    17.41   $    17.13    $    17.03   $    16.84
Cash dividend per common share                 0.34          0.31         0.31          0.31         0.31
Stock price at end of period                  36.61         32.33        33.94         31.73        37.71
Low closing price for the quarter             32.15         32.33        27.20         30.64        33.63
High closing price for the quarter            38.41         35.22        34.21         36.96        38.25
                                         ----------------------------------------------------------------
Total equity/assets                            8.66%         8.52%        8.46%         8.45%        8.81%
Tier 1 leverage ratio                          7.97          8.06         7.94          8.06         8.23
Tier 1 risk-based capital ratio               10.48         10.64        10.52         10.50        10.96
Total risk-based capital ratio                13.58         13.77        13.66         13.66        14.20
                                         ----------------------------------------------------------------
Shares outstanding (period end)              73,736        73,870       74,281        74,598       75,746
Basic shares outstanding (average)           73,959        74,252       74,497        75,158       75,922
Diluted shares outstanding (average)         74,683        74,974       75,202        76,047       77,041
----------------------------------------------------------------------------------------------------------

Contractual Obligations, Commitments, Off-Balance Sheet Risk, and Contingent Liabilities

The Corporation utilizes a variety of financial instruments to meet the financial needs of its clients and to reduce exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, commitments to originate residential mortgage loans held for sale, commercial letters of credit, standby letters of credit, interest rate swaps, and interest rate caps. Please refer to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002 for discussion with respect to the Corporation's quantitative and qualitative disclosures about its fixed and determinable contractual obligations. Items disclosed in the Annual Report on Form 10-K have not materially changed since that report was filed. A discussion of the Corporation's derivative instruments is included in Note 7, "Derivatives and Hedging Activities," of the notes to consolidated financial statements and a discussion of the Corporation's commitments is included in Note 12, "Commitments, Off-Balance Sheet Risk, and Contingent Liabilities," of the notes to consolidated financial statements.

Comparable Second Quarter Results

Net income for second quarter 2003 was $56.7 million, up $4.3 million or 8.3% from second quarter 2002 net income of $52.3 million. Return on average equity was 17.37%, up 58 bp from the second quarter of 2002, while return on average assets increased by 4 bp to 1.51%. See Tables 1 and 10.

Taxable equivalent net interest income for the second quarter of 2003 was $133.4 million, $1.6 million higher than the second quarter of 2002. Volume variances impacted taxable equivalent net interest income favorably by $8.0 million (primarily from loan growth), while rate variances were unfavorable by $6.4 million (primarily from unfavorable rate variance on earning assets greater than favorable rate variance on interest-bearing liabilities). See Tables 2 and 3. Growth in average earning assets (up $743 million to $14.0 billion) was funded by growth in interest-bearing liabilities (up $542 million to $11.9 billion) and net free funds (led by average noninterest-bearing demand deposits, up $171 million or 11.8%). Average loans grew $841 million, or 8.5%, to $10.7 billion, while average investments were $3.2 billion, down $98 million between the comparable second quarter periods. Wholesale funding increased $673 million to $4.4 billion (and represented 37.2% of interest-bearing liabilities for the second quarter of 2003 compared to 33.0% for the second quarter of 2002). While average interest-bearing deposits, excluding brokered CDs, were minimally changed (down $17 million), the mix shifted with lower non-brokered time deposits and money market deposits and more interest-bearing demand and savings deposits. Average brokered CDs were down between the comparable second quarter periods as the Corporation continues to use other funding sources.

The net interest margin of 3.79% fell 17 bp from 3.96% for the second quarter of 2002, the net result of a 7 bp reduction in the interest rate spread (i.e. an 84 bp drop in the earning asset yield, net of a 77 bp decrease in the average cost of interest-bearing liabilities) and a 10 bp lower contribution from net free funds. The lower interest rate environment (the average Fed funds rate for the second quarter of 2003 was 52 bp lower than the second quarter of 2002) on the rate sensitive earning assets, as well as refinancing pressures and competition, impacted the earning asset yields unfavorably (particularly in loan yields which were down 89 bp). On the funding side, total interest-bearing deposits cost 1.69% on average for second quarter 2003, down 70 bp from the comparable quarter in 2002, with the rate on wholesale funding down 98 bp.

The provision for loan losses for the second quarter of 2003 was $12.1 million, up slightly from the second quarter of 2002 of $12.0 million. The allowance for loan losses to loans at June 30, 2003 was 1.66% compared to 1.50% at June 30, 2002. Net charge offs were $10.1 million for the three months ended June 30, 2003 and $7.6 million for the comparable period in 2002. Annualized net charge offs as a percent of average loans for second quarter were 0.38% versus 0.31% for the comparable quarter of 2002. Total nonperforming loans were $117.2 million, up from $87.3 million at June 30, 2002. See Tables 6 and 8 and discussion under sections "Provision for Loan Losses," "Allowance for Loan Losses," and "Nonperforming Loans and Other Real Estate Owned."

Noninterest income was $70.2 million for the second quarter of 2003, up $20.3 million from the second quarter of 2002 (see Table 4), with the majority of the increase from mortgage banking income. Mortgage banking income was up $19.2 million, primarily due to an increase in secondary mortgage loan production ($1.2 billion for the second quarter of 2003 versus $0.4 billion for the second quarter of 2002), resulting in higher gains on the sale of mortgage loans (up $15.8 million) and increased volume-related fees (up $3.3 million). Retail commissions were up $1.5 million, with insurance commissions up $2.0 million (positively impacted by the CFG acquisition, mitigated partly by the impact on insurance commissions from legislation enacted in fourth quarter 2002 requiring single premium credit insurance premiums to be collected based on monthly outstanding balances), fixed annuities down $0.6 million, and variable annuities and brokerage commissions were relatively level. Credit card and other nondeposit fees decreased $1.9 million, primarily a direct result of the sale of the credit card merchant processing in first quarter 2003.

Noninterest expense for the second quarter of 2003 was up $12.7 million over the second quarter of 2002 (see Table 5), reflecting higher costs associated with mortgage servicing rights as well as the company's larger operating base.
Mortgage servicing rights expense was up $9.1 million, the result of a $7.7 million larger addition to the valuation allowance and a $1.4 million increase in the amortization of mortgage servicing rights. Personnel expense increased $4.5 million (with increases of $3.3 million in salary-related expenses and $1.2 million in fringe benefits), particularly attributable to the CFG acquisition and annual raises between the periods. Other expense was up $1.0 million, including a $2.5 million charge on commercial letters of credit, net of decreases in various other categories. The $2.6 million decrease in loan expense was primarily due to lower merchant processing costs, given the sale of the merchant processing during first quarter 2003.

Income taxes were up $4.5 million between comparable quarters, due to the increase in income before tax and in the effective tax rate (primarily attributable to a decrease in tax valuation allowance adjustments), at 30.3% for the second quarter of 2003 compared to 27.8% for the second quarter of 2002.

Sequential Quarter Results

Net income for the second quarter of 2003 was $56.7 million, down $1.3 million or 2.3% from first quarter 2003 net income of $58.0 million. Return on average equity was 17.37%, down 99 bp from the first quarter of 2003, while return on average assets decreased 7 bp to 1.51%. See Tables 1 and 10.

---------------------------------------------------------------------------------------------------
                                             TABLE 10
                                  Selected Quarterly Information
                                         ($ in Thousands)
---------------------------------------------------------------------------------------------------
                                                   For the Quarter Ended
                              ---------------------------------------------------------------------
                               June 30,      March 31,      Dec. 31,      Sept. 30,     June 30,
                                 2003          2003           2002          2002          2002
---------------------------------------------------------------------------------------------------
Summary of Operations:
Net interest income          $   127,195   $   127,454   $   129,713   $   128,358   $   125,768
Provision for loan losses         12,132        12,960        14,614        12,831        12,003
Noninterest income                70,160        65,209        64,349        58,656        49,903
Noninterest expense              103,919        98,157       102,763        98,183        91,187
Income taxes                      24,635        23,553        23,244        22,528        20,137
                             -------------------------------------------------------------------
Net income                   $    56,669   $    57,993   $    53,441   $    53,472   $    52,344
                             ===================================================================

Taxable equivalent net
  interest income            $   133,426   $   133,731   $   135,694   $   134,349   $   131,805
Net interest margin                 3.79%         3.87%         3.87%         3.96%         3.96%

Average Balances:
Assets                       $15,016,497   $14,867,339   $14,901,747   $14,460,358   $14,273,232
Earning assets                13,991,615    13,836,102    13,870,491    13,427,986    13,248,590
Interest-bearing
  liabilities                 11,941,877    11,886,642    11,792,552    11,459,673    11,400,302
Loans                         10,743,430    10,578,430    10,559,154    10,128,826     9,902,462
Deposits                       9,121,204     8,901,441     8,934,668     8,947,047     9,081,434
Stockholders' equity           1,308,505     1,280,950     1,275,914     1,268,355     1,250,748
---------------------------------------------------------------------------------------------------

Taxable equivalent net interest income for the second quarter of 2003 was $133.4 million, $0.3 million lower than first quarter 2003. Volume variances impacted taxable equivalent net interest income favorably by $2.8 million (primarily from loan growth), as did the one additional day between the quarters ($0.8 million favorable day variance), while rate variances were unfavorable by $3.9 million (primarily from unfavorable rate variance on earning assets exceeding favorable rate variance on interest-bearing liabilities). The net interest margin between the second and first quarters of 2003 was down 8 bp, all from a lower interest rate spread (i.e. a 15 bp drop in the earning asset yield, net of a 7 bp decrease in the average cost of interest-bearing liabilities). Average earning assets increased $156 million (4.5% annualized) between the sequential quarters, attributable to a $165 million increase in average loans (the net of a $144 million increase in commercial loans, $26 million increase in residential real estate loans, and a $5 million decrease in consumer loans), partially offset by a $9 million decline in average investments. The earning asset growth was funded by growth in average interest-bearing liabilities and net free funds. Average interest-bearing liabilities were up $55 million, primarily in interest-bearing deposits (up $156 million), net of lower wholesale funding (down $101 million, predominantly in short-term borrowings). Net free funds were up $100 million, led by increased average demand deposits (up $64 million, following the usual cyclical first quarter downturn in these balances).

The provision for loan losses for the second quarter of 2003 was $12.1 million, down from $13.0 million for the first quarter 2003. The allowance for loan losses to loans at both June 30 and March 31, 2003 was 1.66%. Net charge offs were $10.1 million for second quarter 2003, compared to $5.1 million for first quarter 2003. Annualized net charge offs as a percent of average loans for second quarter were 0.38% versus 0.20% for first quarter 2003. Total nonperforming loans were $117.2 million, up from $94.7 million at March 31, 2003, attributable primarily to two larger commercial credits (totaling approximately $25 million at June 30, 2003) moved to nonaccrual status during second quarter 2003. See discussion under sections "Provision for Loan Losses," "Allowance for Loan Losses," and "Nonperforming Loans and Other Real Estate Owned."

Noninterest income increased $5.0 million to $70.2 million between sequential quarters. Mortgage banking income increased $2.7 million, primarily attributable to continued strong mortgage banking originations and refinancing ($1.2 billion secondary mortgage production for second quarter 2003 versus $1.1 billion for first quarter 2003). Retail commission income was up $4.1 million, predominantly in insurance and attributable to the CFG acquisition on April 1, 2003. Trust service fees increased $1.2 million between sequential quarters, primarily due to seasonal tax return fee revenue recognized in the second quarter. Credit card and other nondeposit fees decreased $2.2 million, a direct result of the sale of the credit card merchant processing in first quarter 2003.

On a sequential quarter basis, noninterest expense increased $5.8 million. Personnel expense was up $3.0 million, particularly attributable to the CFG acquisition. Mortgage servicing rights expense increased $1.4 million, predominantly due to a $1.1 million larger addition to the valuation allowance. Other expense was up $3.2 million, primarily due to a nonrecurring $2.5 million charge on commercial letters of credit. These increases were mitigated, in part, by a $2.4 million decrease in loan expense, primarily due to lower merchant processing costs given the sale of the merchant processing during the first quarter of 2003.

Recent Accounting Pronouncements

The recent accounting pronouncements have been described in Note 3, "New Accounting Pronouncements," of the notes to consolidated financial statements.

Subsequent Events

On July 23, 2003, the Board of Directors declared a $0.34 per share dividend payable on August 15, 2003, to shareholders of record as of August 1, 2003. This cash dividend has not been reflected in the accompanying consolidated financial statements.

On July 23, 2003, the Board of Directors authorized the repurchase of up to 5% of the Corporation's outstanding shares, or approximately 3.7 million shares. Shares repurchased under the new authorization will follow the completion of the 2000 authorizations for the repurchase of 7.3 million shares, of which approximately 900,000 shares remain.

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

                              ASSOCIATED BANC-CORP
                           PART II - OTHER INFORMATION

ITEM 4:   Submission of matters to a vote of security holders

          (a) The corporation held its Annual Meeting of Shareholders on April 23, 2003. Proxies were solicited by corporation management pursuant to Regulation 14A under the Securities Exchange Act of 1934.

          (b) Directors elected at the Annual Meeting were Harry B. Conlon, Ronald R. Harder, and J. Douglas Quick.

          (c) The matters voted upon and the results of the voting were as follows:

               (i) Election of the below-named nominees to the Board of Directors of the Corporation:

                                                    FOR            WITHHELD
                                                    ---            ---------
                    All Nominees:               186,218,578        3,092,814

                    By Nominee:

                    Harry B. Conlon              62,043,917        1,059,880
                    Ronald R. Harder             62,142,964          960,833
                    J. Douglas Quick             62,031,696        1,072,101

               (ii) Approval  of  the  2003   Associated   Banc-Corp   Long-Term
                    Incentive Plan.

                         FOR                  AGAINST              ABSTAIN
                         ---                  -------              -------

                     55,188,843              7,087,491             827,462

               (iii) Approval of the Associated Banc-Corp Incentive Cash Plan.

                         FOR                  AGAINST              ABSTAIN
                         ---                  -------              -------

                     57,149,651              5,147,406             806,739

               (iv) Ratification  of the  selection  of KPMG LLP as  independent auditors of Associated for the year ending December 31, 2003.

                         FOR                  AGAINST              ABSTAIN
                         ---                  -------              -------

                     61,310,248              1,394,165             399,384

          (d)  Not applicable

ITEM 6:    Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               Exhibit 10, Employment Agreement between Associated Banc-Corp and Paul S. Beideman effective April 17, 2003, filed herewith.

               Exhibit  11,   Statement   regarding   computation  of  per-share
               earnings. See Note 4 of the notes to consolidated financial statements in Part I Item I.

               Exhibit 99 (a), Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

               Exhibit  99  (b),   Certification   Under   Section  302  of  the
               Sarbanes-Oxley Act of 2002 by Paul S. Beideman, Chief Executive Officer, filed herewith.

               Exhibit  99  (c),   Certification   Under   Section  302  of  the
               Sarbanes-Oxley Act of 2002 by Joseph B. Selner, Chief Financial Officer, filed herewith.

          (b)  Reports on Form 8-K:

               A report on Form 8-K dated April 1, 2003, was filed under Item 5, Other Events, and under Item 7, Financial Statements and Exhibits, announcing Associated Banc-Corp acquired 100% of the outstanding shares of CFG Insurance Services, Inc.

               A report on Form 8-K dated April 16, 2003, was filed under Item 5, Other Events, and under Item 7, Financial Statements and Exhibits, announcing the Associated Banc-Corp Board of Directors elected Paul S. Beideman President and Chief Executive Officer of the Corporation effective April 28, 2003.

               A report on Form 8-K/A dated April 24, 2003, was filed under Item 12, Results of Operations and Financial Condition, reporting Associated Banc-Corp released its earnings for the quarter ended March 31, 2003.

               A report on Form 8-K dated April 24, 2003, was filed under Item 5, Other Events, announcing the Associated Banc-Corp Board of Directors declared its first quarter dividend.

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

                                       ASSOCIATED BANC-CORP
                                       ----------------------------------------
                                       (Registrant)


Date:  August 14, 2003                 /s/ Paul S. Beideman
                                       ----------------------------------------
                                       Paul S. Beideman
                                       President and Chief Executive Officer


Date:  August 14, 2003                 /s/ Joseph B. Selner
                                       ----------------------------------------
                                       Joseph B. Selner
                                       Chief Financial Officer