Form 10-Q
period 2003-09-30
ASSOCIATED BANC-CORP
filed 2003-11-12
CIK 7789

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
--------- OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended   September 30, 2003
                                         -------------------------------------

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
--------- OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                  to
                                         -----------------  ------------------

Commission file number                0-5519
                       -------------------------------------------------------

                              Associated Banc-Corp
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Wisconsin                                     39-1098068
-------------------------------------------------------------------------------
(State or other jurisdiction of               (IRS employer identification no.)
 of incorporation or organization

1200 Hansen Road, Green Bay, Wisconsin                             54304
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

                                 Yes    X     No
                                     -------    -------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes    X    No
                                     -------    -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant's common stock, par value $0.01 per share, at October 31, 2003, was 73,294,160 shares.

                              ASSOCIATED BANC-CORP
                                TABLE OF CONTENTS


PART I.  Financial Information

         Item 1.  Financial Statements (Unaudited):

                  Consolidated Balance Sheets -
                  September 30, 2003, September 30, 2002
                  and December 31, 2002

                  Consolidated Statements of Income -
                  Three and Nine Months Ended September 30,
                  2003 and 2002

                  Consolidated Statement of Changes in
                  Stockholders' Equity - Nine Months Ended
                  September 30, 2003

                  Consolidated Statements of Cash Flows -
                  Nine Months Ended September 30, 2003 and 2002

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

          Item 3. Quantitative and Qualitative Disclosures
                  About Market Risk

          Item 4. Controls and Procedures

PART II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K

Signatures

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

                              ASSOCIATED BANC-CORP
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                            September 30,   September 30,   December 31,
                                                                 2003            2002            2002
                                                            ---------------------------------------------
                                                                  (In Thousands, except share data)
ASSETS
Cash and due from banks                                     $    340,042    $    404,660    $    430,691
Interest-bearing deposits in other financial institutions          6,180           5,451           5,502
Federal funds sold and securities purchased under
agreements to resell                                              19,950         109,650           8,820
Investment securities available for sale, at fair value        3,415,574       3,432,758       3,362,669
Loans held for sale                                              390,332         379,136         305,836
Loans                                                         10,289,242      10,086,510      10,303,225
Allowance for loan losses                                       (176,223)       (155,288)       (162,541)
                                                            --------------------------------------------
    Loans, net                                                10,113,019       9,931,222      10,140,684
Premises and equipment                                           131,873         133,596         132,713
Goodwill                                                         224,388         212,112         212,112
Other intangible assets                                           58,565          39,869          41,565
Other assets                                                     414,246         396,248         402,683
                                                            --------------------------------------------
               Total assets                                 $ 15,114,169    $ 15,044,702    $ 15,043,275
                                                            ============================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing deposits                                $  1,804,596    $  1,740,932    $  1,773,699
Interest-bearing deposits, excluding Brokered CDs              7,673,766       7,018,506       7,117,503
Brokered CDs                                                     156,994         187,915         233,650
                                                            --------------------------------------------
    Total deposits                                             9,635,356       8,947,353       9,124,852
Short-term borrowings                                          2,049,833       2,630,285       2,389,607
Long-term debt                                                 1,806,316       1,830,260       1,906,845
Company-obligated mandatorily redeemable
       preferred securities                                      186,788         186,739         190,111
Accrued expenses and other liabilities                           134,928         179,374         159,677
                                                            --------------------------------------------
              Total liabilities                               13,813,221      13,774,011      13,771,092

Stockholders' equity
    Preferred stock                                                 --              --              --
Common stock (par value $0.01 per share,
  authorized 100,000,000 shares, issued
  73,583,698, 75,885,210 and 75,503,410
  shares, respectively)                                              736             759             755
    Surplus                                                      580,823         655,540         643,956
    Retained earnings                                            695,076         581,145         607,944
    Accumulated other comprehensive income                        36,310          76,644          60,313
    Deferred compensation                                         (1,744)           --              --
    Treasury stock, at cost (306,804, 1,287,669
       and 1,222,812 shares, respectively)                       (10,253)        (43,397)        (40,785)
                                                            --------------------------------------------
              Total stockholders' equity                       1,300,948       1,270,691       1,272,183
                                                            --------------------------------------------
               Total liabilities and stockholders' equity   $ 15,114,169    $ 15,044,702    $ 15,043,275
                                                            ============================================

See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:

                              ASSOCIATED BANC-CORP
                        Consolidated Statements of Income
                                   (Unaudited)

                                                      Three Months Ended   Nine Months Ended
                                                        September 30,        September 30,
                                                       2003       2002       2003       2002
                                                     -----------------------------------------
                                                      (In Thousands, except per share data)
INTEREST INCOME
    Interest and fees on loans                       $145,246   $158,886   $441,527   $468,556
    Interest and dividends on investment
       securities and
       deposits with other financial institutions:
       Taxable                                         26,710     30,918     79,430     97,149
       Tax exempt                                       9,825      9,916     29,822     29,884
    Interest on federal funds sold and securities
       purchased under agreements to resell                38         45        127        339
                                                     -----------------------------------------
       Total interest income                          181,819    199,765    550,906    595,928
INTEREST EXPENSE
    Interest on deposits                               30,327     39,336     93,875    133,125
    Interest on short-term borrowings                   6,757     13,039     23,766     40,534
    Interest on long-term debt,
       including preferred securities                  15,759     19,032     49,640     50,716
                                                     -----------------------------------------
       Total interest expense                          52,843     71,407    167,281    224,375
                                                     -----------------------------------------
NET INTEREST INCOME                                   128,976    128,358    383,625    371,553
    Provision for loan losses                          12,118     12,831     37,210     36,085
                                                     -----------------------------------------
    Net interest income after provision
    for loan losses                                   116,858    115,527    346,415    335,468

NONINTEREST INCOME
    Trust service fees                                  7,001      6,722     21,427     21,815
    Service charges on deposit accounts                13,338     12,261     37,611     33,874
    Mortgage banking                                   23,635     20,468     78,583     42,709
    Credit card and other nondeposit fees               5,435      7,045     18,023     20,211
    Retail commissions                                  6,830      3,635     17,540     14,136
     Bank owned life insurance income                   3,532      3,545     10,373     10,284
    Asset sale gains, net                                 871        658        203      1,030
    Investment securities gains, net                        1        374        702        374
    Other                                               3,245      3,948     14,795     11,526
                                                     -----------------------------------------
       Total noninterest income                        63,888     58,656    199,257    155,959
NONINTEREST EXPENSE
    Personnel expense                                  54,795     47,581    158,275    141,339
    Occupancy                                           7,101      6,553     21,367     19,340
    Equipment                                           3,178      3,909      9,612     11,126
    Data processing                                     6,322      5,420     17,542     15,527
    Business development and advertising                4,113      3,728     11,029     10,300
    Stationery and supplies                             1,651      1,395      4,964      5,225
    FDIC expense                                          353        384      1,078      1,158
     Mortgage servicing rights expense                  4,199     13,372     28,818     20,143
     Intangible amortization expense                      871        576      2,091      1,674
     Loan expense                                       1,806      3,967      6,104     10,280
    Other                                              13,382     11,298     38,967     35,674
                                                     -----------------------------------------
       Total noninterest expense                       97,771     98,183    299,847    271,786
                                                     -----------------------------------------
Income before income taxes                             82,975     76,000    245,825    219,641
Income tax expense                                     24,589     22,528     72,777     62,363
                                                     -----------------------------------------
NET INCOME                                           $ 58,386   $ 53,472   $173,048   $157,278
                                                     =========================================
Earnings per share:
    Basic                                            $   0.79   $   0.71   $   2.34   $   2.10
    Diluted                                          $   0.79   $   0.70   $   2.32   $   2.08
Average shares outstanding:
    Basic                                              73,473     75,158     73,892     74,748
    Diluted                                            74,323     76,047     74,596     75,666


See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:

                              ASSOCIATED BANC-CORP
            Consolidated Statement of Changes in Stockholders' Equity
                                   (Unaudited)

                                                                             Accumulated
                                                                                Other
                                             Common               Retained   Comprehensive   Deferred     Treasury
                                             Stock     Surplus    Earnings      Income     Compensation     Stock        Total
                                           ---------------------------------------------------------------------------------------
                                                                    (In Thousands, except per share data)
Balance, December 31, 2002                 $   755   $ 643,956   $ 607,944   $ 60,313       $     --     $ (40,785)   $ 1,272,183
Comprehensive income:
  Net income                                    --          --     173,048         --             --            --        173,048
  Net unrealized loss on derivative
     instruments, net of tax of $824,000        --          --          --     (1,231)            --            --         (1,231)
  Add: reclassification adjustment to
    interest expense for interest
    differential, net of tax of $280,000        --          --          --        420             --            --            420
  Net change in unrealized holding loss
    on securities available for sale,
    net of tax of $13.8 million                 --          --          --    (23,192)            --            --        (23,192)
                                                                                                                       ----------
       Comprehensive income                                                                                               149,045
                                                                                                                       ----------
Cash dividends, $0.99 per share                  --         --     (73,232)        --             --            --        (73,232)
Common stock issued:
  Incentive stock options and
  restricted stock                               --         --          --    (12,684)            --        31,264         18,580
Tax benefit of stock options                     --      5,339          --         --             --            --          5,339
Purchase and retirement of treasury
  stock in connection with
  repurchase program                            (19)   (68,548)         --         --             --            --        (68,567)
Purchase of treasury stock                       --         --          --         --             --          (732)          (732)
Restricted stock                                 --         76          --         --         (1,744)           --         (1,668)
                                           ---------------------------------------------------------------------------------------
Balance, September 30, 2003                $    736  $ 580,823   $ 695,076   $ 36,310       $ (1,744)    $ (10,253)   $ 1,300,948
                                           =======================================================================================

See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:

                              ASSOCIATED BANC-CORP
                      Consolidated Statements Of Cash Flows
                                   (Unaudited)

                                                 Nine Months Ended September 30,
                                                       2003           2002
                                                 -------------------------------
                                                       ($ in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                         $   173,048    $   157,278
Adjustments to reconcile net income
  to net cash provided by operating
    activities:
  Provision for loan losses                             37,210         36,085
  Depreciation and amortization                         12,397         14,141
  Amortization (accretion) of:
    Mortgage servicing rights                           28,818         20,143
    Other intangible assets                              2,091          1,674
    Investment premiums and discounts                   15,546          8,928
    Deferred loan fees and costs                          (659)           613
  Gain on sales of securities, net                        (702)          (374)
  Gain on sales of assets, net                            (203)        (1,030)
  Gain on sales of loans held for sale, net            (58,142)       (19,794)
  Mortgage loans originated and acquired
    for sale                                        (3,749,288)    (1,956,337)
  Proceeds from sales of mortgage loans held
    for sale                                         3,722,934      1,915,807
  Increase in interest receivable and
    other assets                                       (15,590)       (38,721)
  Increase (decrease) in interest payable
    and other liabilities                              (20,996)        13,398
                                                   --------------------------
Net cash provided by operating activities              146,464        151,811
                                                   --------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans                                  (19,168)      (315,701)
Capitalization of mortgage servicing rights            (33,158)       (18,095)
Purchases of:
  Securities available for sale                     (1,180,342)    (1,071,201)
  Premises and equipment, net of disposals             (10,256)       (14,069)
Proceeds from:
  Sales of securities available for sale                 1,264         27,793
  Maturities of securities available for sale        1,073,622      1,027,202
  Sales of other real estate owned and
    other assets                                        14,491          8,853
Net cash acquired (paid) in business
  combinations                                         (18,025)        17,982
                                                   --------------------------
Net cash used in investing activities                 (171,572)      (337,236)
                                                   --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                    510,503       (448,702)
Net decrease in short-term borrowings                 (339,773)      (116,329)
Repayment of long-term debt                           (507,876)       (35,414)
Proceeds from issuance of long-term debt               407,364        825,347
Cash dividends                                         (73,232)       (67,050)
Proceeds from exercise of incentive stock
  options and restricted stock                          18,580         13,655
Purchase and retirement of treasury stock              (68,567)       (31,435)
Purchase of treasury stock                                (732)       (40,322)
                                                   --------------------------
Net cash provided by (used in)
  financing activities                                 (53,733)        99,750
                                                   --------------------------
Net decrease in cash and cash equivalents              (78,841)       (85,675)
Cash and cash equivalents at beginning
  of period                                            445,013        605,436
                                                   --------------------------
Cash and cash equivalents at end of period         $   366,172    $   519,761
                                                   ==========================
Supplemental disclosures of cash
  flow information:
Cash paid during the period for:
  Interest                                         $   173,100    $   230,194
  Income taxes                                          83,553         60,616
Supplemental schedule of noncash
  investing activities:
  Loans transferred to other real estate                10,100          4,684

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

NOTE 2: Reclassifications

Certain items in the prior period consolidated financial statements have been reclassified to conform with the September 30, 2003 presentation.

NOTE 3: New Accounting Pronouncements

In May 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments, except mandatorily redeemable financial instruments, entered into or modified after May 31, 2003. For mandatorily redeemable financial instruments the effective date has been deferred indefinitely. The adoption had no effect on the Corporation's results of operations, financial position, or liquidity.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group process and in connection with implementation issues raised in relation to the application of the definition of a derivative. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption had no material impact on the Corporation's results of operations, financial position, or liquidity.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). The objective of this interpretation is to provide guidance on how to identify a variable interest entity and determine when the assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the variable interest entity is such that the company will absorb a majority of the variable interest entity's losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation, as subsequently amended, were effective upon issuance for new variable interest entities and for fiscal years ending after December 15, 2003, for existing variable interest entities. The requirements of FIN 46 did not have a material impact on the results of operations, financial position, or liquidity. However, the Corporation has a statutory trust for the purpose of issuing Company-obligated Mandatorily Redeemable Preferred Securities (see Note 9) that will be subjected to FIN 46 in the fourth quarter of 2003. While we currently believe the continued consolidation of this trust is appropriate under FIN 46, the application of FIN 46 to this type of trust is an emerging issue and a possible unintended consequence of FIN 46 is the deconsolidation of this trust during the fourth quarter of 2003. The deconsolidation of this statutory trust would not have a material impact on the results of operations, financial position, or liquidity.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123" ("SFAS 148"). SFAS 148 permits two additional transition methods for entities that adopt the fair value based method of accounting for stock-based employee compensation. The Statement also requires new disclosures about the ramp-up effect of stock-based employee compensation on reported results, and requires that those effects be disclosed more prominently by specifying the form, content, and location of those disclosures. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002 and have been provided herein. The Corporation decided preliminarily not to adopt the fair value based method of accounting, but will continue to monitor the accounting developments in this area.

In November 2002, the FASB issued Interpretation No. 45, an interpretation of FASB Statements No. 5, 57, and 107, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements regarding certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 were effective as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 were effective beginning January 1, 2003. The requirements of FIN 45 did not have a material impact on the results of operations, financial position, or liquidity.

NOTE 4: Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options.

Presented below are the calculations for basic and diluted earnings per share.

                                               Three Months Ended     Nine Months Ended
                                                  September 30,         September 30,
                                                 2003       2002       2003       2002
                                               -----------------------------------------
                                                 (In Thousands, except per share data)
Net income                                     $ 58,386   $ 53,472   $173,048   $157,278
                                               ========   ========   ========   ========

Weighted average shares outstanding              73,473     75,158     73,892     74,748
Effect of dilutive stock options outstanding        850        889        704        918
                                               --------   --------   --------   --------
Diluted weighted average shares outstanding      74,323     76,047     74,596     75,666
                                               ========   ========   ========   ========
Basic earnings per share                       $   0.79   $   0.71   $   2.34   $   2.10
                                               ========   ========   ========   ========
Diluted earnings per share                     $   0.79   $   0.70   $   2.32   $   2.08
                                               ========   ========   ========   ========


NOTE 5: Business Combinations

In 2003 there was one completed business combination. On April 1, 2003, the Corporation consummated its cash acquisition of 100% of the outstanding shares of CFG Insurance Services, Inc. ("CFG"), a closely-held insurance agency headquartered in Minnetonka, Minnesota. CFG, an independent, full line insurance agency, was acquired to enhance the growth of the Corporation's existing insurance business. The acquisition was accounted for under the purchase method of accounting; thus, the results of operations prior to the consummation date were not included in the accompanying consolidated financial statements. The acquisition is individually immaterial to the consolidated financial results. Goodwill of approximately $12 million and other intangibles of approximately $15 million recognized in the transaction at acquisition were assigned to the wealth management segment.

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

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed of Signal at the date of the acquisition.

                                                              $ in Millions
                                                              -------------

Investment securities available for sale                       $    163.8
Loans                                                               760.0
Allowance for loan losses                                           (12.0)
Goodwill                                                            119.7
Other intangible asset                                                5.6
Other assets                                                        118.1
                                                                 --------
  Total assets acquired                                        $  1,155.2
                                                                 --------

Deposits                                                       $    784.8
Borrowings                                                          165.5
Other liabilities                                                    12.4
                                                                 --------
  Total liabilities assumed                                    $    962.7
                                                                 --------
Net assets acquired                                            $    192.5
                                                                 ========

The other intangible asset represents a core deposit intangible with a ten-year estimated life. The $119.7 million of goodwill was assigned to the banking segment.

The following represents required supplemental pro forma disclosure of total revenue, net income, and earnings per share as though the Signal acquisition had been completed at the beginning of the year of acquisition.

                                                            Nine months ended
                                                           September 30, 2002
                                                         ----------------------
                                                            ($ in Thousands,
                                                         except per share data)

Total revenue                                                    $537,336
Net income                                                        156,388
Basic earnings per share                                             2.07
Diluted earnings per share                                           2.04

NOTE 6: Goodwill and Other Intangible Assets

Goodwill:
--------
Goodwill is not amortized, but rather is subject to impairment tests on at least an annual basis. No impairment loss was necessary in 2002 or through September 30, 2003. Goodwill of $212 million is assigned to the banking segment and goodwill of $12 million is assigned to the wealth management segment. The change in the carrying amount of goodwill was as follows.

                                                                                      As of and for the
                                            As of and for the nine months ended           year ended
Goodwill                                  September 30, 2003    September 30, 2002    December 31, 2002
--------                                 ---------------------------------------------------------------
                                                                 ($ in Thousands)
Balance at beginning of period                 $212,112             $ 92,397              $ 92,397
  Goodwill acquired                              12,276              119,715               119,715
                                         ---------------------------------------------------------------
Balance at end of period                       $224,388             $212,112              $212,112
                                         ===============================================================

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

                                                                                      As of and for the
                                            As of and for the nine months ended           year ended
                                          September 30, 2003    September 30, 2002    December 31, 2002
                                         ---------------------------------------------------------------
                                                                 ($ in Thousands)
Core deposit intangibles:
------------------------
Gross carrying amount                          $  28,165            $  28,165            $  28,165
Accumulated amortization                         (20,212)             (18,314)             (18,923)
                                         ---------------------------------------------------------------
Net book value                                 $   7,953            $   9,851            $   9,242
                                         ===============================================================
Additions during the period                    $     ---            $   5,600            $   5,600
Amortization during the period                    (1,289)              (1,674)              (2,283)
Other intangibles:
Gross carrying amount                          $  14,751            $     ---            $     ---
Accumulated amortization                            (802)                 ---                  ---
                                         ----------------------------------------------------------------
Net book value                                 $  13,949             $    ---            $     ---
                                         ================================================================
Additions during the period                    $  14,751             $    ---            $     ---
Amortization during the period                      (802)                 ---                  ---


Mortgage servicing rights capitalized are amortized in proportion to and over the period of estimated servicing income. The Corporation periodically evaluates its mortgage servicing rights asset for impairment. A valuation allowance is established to the extent the carrying value of the mortgage servicing rights exceeds the estimated fair value. Permanent impairment is recognized as a write-down of the mortgage servicing rights asset and the related valuation allowance (to the extent valuation reserve is available) and then against current earnings, as needed. During the second and third quarters of 2003 mortgage rates fell to record lows. Given the extended period of low interest rates, historical low rates, and the impact on mortgage banking volumes, refinances, and secondary markets, the Corporation evaluated its mortgage servicing rights for possible permanent impairment. As a result, $15.6 million was determined to be permanently impaired during the nine months ended September 30, 2003 ($9.1 million in second quarter 2003 and $6.5 million in third quarter
2003). A summary of changes in the balance of the mortgage servicing rights asset and the mortgage servicing rights valuation allowance was as follows:

                                                                                      As of and for the
                                            As of and for the nine months ended           year ended
Mortgage servicing rights                 September 30, 2003    September 30, 2002    December 31, 2002
-------------------------                ----------------------------------------------------------------
                                                                 ($ in Thousands)
Mortgage servicing rights at
  beginning of year                            $  60,685            $  42,786            $  42,786
    Additions                                     33,158               18,095               30,730
    Amortization                                 (12,986)              (9,251)             (12,831)
    Permanent impairment                         (15,583)                 ---                  ---
                                          ---------------------------------------------------------------
Mortgage servicing rights
  at end of period                                65,274               51,630               60,685
                                          ----------------------------------------------------------------
Valuation allowance at
  beginning of year                              (28,362)             (10,720)             (10,720)
    Additions                                    (15,832)             (10,892)             (17,642)
    Permanent impairment                          15,583                  ---                  ---
                                          ----------------------------------------------------------------
Valuation allowance at end of period             (28,611)             (21,612)             (28,362)
                                          ----------------------------------------------------------------
  Mortgage servicing rights, net               $  36,663            $  30,018            $  32,323
                                          ================================================================


At September 30, 2003, the Corporation was servicing one- to four- family residential mortgage loans owned by other investors with balances totaling $5.59 billion, compared to $5.38 billion and $5.44 billion at September 30 and December 31, 2002, respectively. The fair value of servicing, strongly influenced by prepayment speeds, was approximately $36.7 million (representing 66 basis points ("bp") of loans serviced) at September 30, 2003, compared to $30.0 million (or 56 bp of loans serviced) at September 30, 2002 and $32.3 million (or 59 bp of loans serviced) at December 31, 2002.

Mortgage servicing rights expense, which includes the amortization of the mortgage servicing rights and increases or decreases to the valuation allowance associated with the mortgage servicing rights, was $28.8 million and $20.1 million for the nine months ended September 30, 2003 and 2002, respectively, and $30.5 million for the year ended December 31, 2002.

The following table shows the estimated future amortization expense for amortizing intangible assets. The projections of amortization expense for the next five years are based on existing asset balances, the current interest rate environment, and prepayment speeds as of September 30, 2003. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon changes in interest rates, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

Estimated amortization expense:

                                                 Core Deposit     Other Intangibles     Mortgage Servicing
                                                 Intangibles                                  Rights
                                                 ---------------------------------------------------------
Three months ending December 31, 2003              $   500            $   400               $  4,000
Year ending December 31, 2004                        1,500              1,500                 14,200
Year ending December 31, 2005                        1,000              1,200                 11,700
Year ending December 31, 2006                        1,000              1,000                  9,500
Year ending December 31, 2007                        1,000                900                  7,700
Year ending December 31, 2008                        1,000                800                  5,600
                                                  ========================================================


NOTE 7: Derivatives and Hedging Activities

SFAS No. 133, as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" and SFAS 149, (collectively referred to as "SFAS 133") establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value.

In accordance with the statements, the Corporation measures the effectiveness of its hedges on a periodic basis. Any difference between the fair value change of the hedge versus the fair value change of the hedged item is considered to be the "ineffective" portion of the hedge. The ineffective portion of the hedge is recorded as an increase or decrease in the related income statement classification of the item being hedged. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. For the mortgage derivatives, which are not accounted for as hedges, changes in fair value are recorded as an adjustment to mortgage banking income.

The Corporation uses derivative instruments primarily to hedge the variability in interest payments or protect the value of certain assets and liabilities recorded in its consolidated balance sheet from changes in interest rates. The predominant activities affected by the statement include the Corporation's use of interest rate swaps, interest rate caps, and certain mortgage banking activities.

                                                             Estimated Fair
                                                Notional      Market Value                 Weighted Average
                                                 Amount        Gain/(Loss)     Receive Rate     Pay Rate     Maturity
                                               -------------------------------------------------------------------------
September 30, 2003                                   ($ in Thousands)
------------------
Interest Rate Risk Management hedges:
Swaps-receive variable / pay fixed (1), (3)     $200,000       $ (25,890)          1.11%          5.03%       92 months
Swaps-receive fixed / pay variable (2), (4)      375,000          21,136           7.21%          2.77%      214 months
Swaps-receive variable / pay fixed (2), (5)      365,063         (14,624)          3.29%          6.29%       53 months
Caps-written (1), (3)                            200,000           1,298    Strike 4.72%           ---        35 months
                                               =========================================================================
September 30, 2002
------------------
Interest Rate Risk Management hedges:
Swaps-receive variable / pay fixed (1), (3)     $400,000       $ (26,435)          1.85%          5.73%       52 months
Swaps-receive fixed / pay variable (2), (4)      375,000          20,710           7.21%          3.39%      226 months
Swaps-receive variable / pay fixed (2), (5)      219,261         (12,617)          4.03%          6.74%       55 months
Caps-written (1), (3)                            200,000           3,477    Strike 4.72%           ---        47 months
                                               =========================================================================


(1)  Cash flow hedges

(2)  Fair value hedges

(3)  Hedges variable rate long-term debt

(4) Hedges fixed rate long-term debt (5) Hedges longer-term fixed rate commercial loans

Commitments  to  sell  residential  mortgage  loans  to  various  investors  and commitments to fund such loans to individual borrowers represent the Corporation's mortgage derivatives, the fair value of which are included in other liabilities on the consolidated balance sheet. The net fair value of the mortgage derivatives at September 30, 2003 was a $1.3 million loss, compared to a $6.3 million gain at September 30, 2002. The net fair value change is recorded in mortgage banking income in the consolidated statements of income. The $1.3 million net loss of mortgage derivatives at September 30, 2003, was comprised of the net gain on commitments to fund approximately $226 million of loans to individual borrowers and the net loss on commitments to sell approximately $432 million of loans to various investors. The $6.3 million net gain of mortgage derivatives at September 30, 2002, was composed of the net gain on commitments to fund approximately $819 million of loans to individual borrowers and the net loss on commitments to sell approximately $693 million of loans to various investors.

NOTE 8: Long-term Debt

Long-term debt at September 30 is as follows:

                                          2003        2002
                                      ------------------------
                                          ($ in Thousands)

Federal Home Loan Bank advances (1)   $  912,386   $1,165,234
Bank notes (2)                           350,000      350,000
Subordinated debt, net (3)               208,171      207,643
Repurchase agreements (4)                329,175      100,000
Other borrowed funds                       6,584        7,383
                                      -----------------------
     Total long-term debt             $1,806,316   $1,830,260
                                      =======================

(1) Long-term advances from the Federal Home Loan Bank had maturities from 2003 through 2017 and had weighted-average interest rates of 2.96% at September 30, 2003, and 4.02% at September 30, 2002. These advances had a combination of fixed and variable rates, predominantly fixed.

(2) The long-term bank notes had maturities from 2003 through 2007 and had weighted-average interest rates of 2.07% at September 30, 2003, and 2.53% at September 30, 2002. These advances had a combination of fixed and variable rates.

(3) In August 2001, the Corporation issued $200 million of 10-year subordinated debt. This debt was issued at a discount and has a fixed interest rate of 6.75%. During 2001, the Corporation entered into a fair value hedge to hedge the interest rate risk on the subordinated debt. As of September 30, 2003 and 2002, the fair value of the hedge was a $9.3 million gain and a $9.0 million gain, respectively. The subordinated debt qualifies under the risk-based capital guidelines as Tier 2 supplementary capital for regulatory purposes.

(4) The long-term repurchase agreements had maturities from 2004 through 2006 and had weighted-average interest rates of 1.97% at September 30, 2003 and 3.65% at September 30, 2002. These advances had a combination of fixed and variable rates, predominantly fixed.

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

The Preferred Securities qualify under the risk-based capital guidelines as Tier 1 capital for regulatory purposes. The Corporation used the proceeds from the sales of the Debentures for general corporate purposes. Also, during May 2002, the Corporation entered into a fair value hedge to hedge the interest rate risk on the Debentures. The fair value of the hedge was an $11.8 million gain at September 30, 2003 and an $11.7 million gain at September 30, 2002. Given the fair value hedge, the Preferred Securities are carried on the balance sheet at fair value.

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

The Corporation may issue common stock with restrictions to certain key employees. The shares are restricted as to transfer, but are not restricted as to dividend payment or voting rights. Transfer restrictions lapse over three or five years, depending upon whether the award is fixed or performance-based, are contingent upon continued employment, and for performance awards are based on earnings per share performance goals. The Corporation amortizes the expense over the vesting period. During 2003, 50,000 restricted stock shares were awarded, and expense of approximately $259,000 was recorded for the nine months ended September 30, 2003.

For purposes of providing the pro forma disclosures required under SFAS 123, the fair value of stock options granted in the comparable three and nine month periods of 2003 and 2002 was estimated at the date of grant using a Black-Scholes option pricing model which was originally developed for use in estimating the fair value of traded options which have different characteristics from the Corporation's employee stock options. The model is also sensitive to changes in the subjective assumptions which can materially affect the fair value estimate. As a result, management believes the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of employee stock options. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS 123.

                                                     For the Three Months          For the Nine Months
                                                      Ended September 30,          Ended September 30,
                                                   ------------------------------------------------------
                                                       2003          2002           2003          2002
                                                   ------------------------------------------------------
                                                         ($ in Thousands, except per share amounts)
Net income, as reported                             $ 58,386      $ 53,472      $ 173,048     $ 157,278
Adjustment:  pro forma expense related
  to options granted,  net of tax                       (710)         (772)        (2,137)       (2,321)
                                                   ------------------------------------------------------
Net income, as adjusted                             $ 57,676      $ 52,700      $ 170,911     $ 154,957
                                                   ======================================================

Basic earnings per share, as reported               $   0.79      $   0.71      $    2.34     $    2.10
Adjustment:  pro forma expense related
  to options granted,  net of tax                      (0.01)        (0.01)         (0.03)        (0.03)
                                                   ------------------------------------------------------
Basic earnings per share, as adjusted               $   0.78      $   0.70      $    2.31     $    2.07
                                                   ======================================================

Diluted earnings per share, as reported             $   0.79      $   0.70      $    2.32     $    2.08
Adjustment:  pro forma expense related
  to options granted,  net of tax                      (0.01)        (0.01)         (0.03)        (0.03)
                                                   ------------------------------------------------------
Diluted earnings per share, as adjusted             $   0.78      $   0.69      $    2.29     $    2.05
                                                   ======================================================


The following assumptions were used in estimating the fair value for options granted in 2003 and 2002:

                                                  2003                   2002
                                                -------------------------------
Dividend yield                                    3.59%                 3.91%
Risk-free interest rate                           3.27%                 4.58%
Weighted average expected life                    7 yrs                 7 yrs
Expected volatility                              28.30%                 27.28%

The weighted average per share fair values of options granted in the comparable nine month periods of 2003 and 2002 were $7.59 and $7.16, respectively. The annual expense allocation methodology prescribed by SFAS 123 attributes a higher percentage of the reported expense to earlier years than to later years, resulting in an accelerated expense recognition for proforma disclosure purposes.

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

                                                                               Consolidated
                                                Banking          Other             Total
--------------------------------------------------------------------------------------------
As of and for the nine months ended                        ($ in Thousands)
September 30, 2003

Total assets                                 $ 15,058,447      $ 55,722        $ 15,114,169
                                            ================================================
Net interest income                          $    383,177      $    448        $    383,625
Provision for loan losses                          37,210           ---              37,210
Noninterest income                                161,252        38,005             199,257
Depreciation and amortization                      42,140         1,166              43,306
Other noninterest expense                         225,968        30,573             256,541
Income taxes                                       72,872           (95)             72,777
                                            ------------------------------------------------
  Net income                                 $    166,239      $  6,809        $    173,048
                                            ================================================

As of and for the nine months ended
September 30, 2002

Total assets                                 $ 15,015,616      $ 29,086        $ 15,044,702
                                            ================================================

Net interest income                          $    371,539      $     14        $    371,553
Provision for loan losses                          36,085           ---              36,085
Noninterest income                                122,933        33,026             155,959
Depreciation and amortization                      35,781           177              35,958
Other noninterest expense                         212,333        23,495             235,828
Income taxes                                       61,742           621              62,363
                                            ------------------------------------------------
  Net income                                 $    148,531      $  8,747        $    157,278
                                            ================================================
--------------------------------------------------------------------------------------------
                                                                               Consolidated
                                                Banking          Other             Total
--------------------------------------------------------------------------------------------
As of and for the three months ended                       ($ in Thousands)
September 30, 2003

Total assets                                 $ 15,058,447      $ 55,722        $ 15,114,169
                                            ================================================
Net interest income                          $    128,826      $    150        $    128,976
Provision for loan losses                          12,118           ---              12,118
Noninterest income                                 50,730        13,158              63,888
Depreciation and amortization                       8,674           526               9,200
Other noninterest expense                          76,912        11,659              88,571
Income taxes                                       24,903          (314)             24,589
                                            ------------------------------------------------
  Net income                                 $     56,949      $  1,437        $     58,386
                                            ================================================
As of and for the three months ended
September 30, 2002
Total assets                                 $ 15,015,616      $ 29,086        $ 15,044,702
                                            ================================================
Net interest income                          $    128,566      $   (208)       $    128,358
Provision for loan losses                          12,831           ---              12,831
Noninterest income                                 49,231         9,425              58,656
Depreciation and amortization                      18,791            51              18,842
Other noninterest expense                          72,275         7,066              79,341
Income taxes                                       22,518            10              22,528
                                            ------------------------------------------------
  Net income                                 $     51,382      $  2,090        $     53,472
                                            ================================================
--------------------------------------------------------------------------------------------

NOTE 12: Commitments, Off-Balance Sheet Risk, and Contingent Liabilities

Commitments and Off-Balance Sheet Risk
--------------------------------------
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related commitments.

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

Under SFAS 133, commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are defined as derivatives and are therefore required to be recorded on the consolidated balance sheet at fair value. The Corporation's derivative and hedging activity, as defined by SFAS 133, is further summarized in Note 7. The following is a summary of lending-related commitments at September 30:

                                                          September 30,
                                                 ------------------------------
                                                      2003           2002
                                                 --------------- --------------
                                                       ($ in Thousands)

Commitments to extend credit, excluding
   commitments to originate residential
     mortgage loans held for sale (1)              $ 3,575,438     $ 3,204,458
Commercial letters of credit (1)                        44,241          61,090
Standby letters of credit (2)                          306,610         233,511

(1) These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed, and thus are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and is not material at September 30, 2003 or 2002.

(2) As required by FIN 45 (see Note 3), the Corporation has established a liability of $1.6 million at September 30, 2003, as an estimate of the fair value of these financial instruments. No fair value liability was required at September 30, 2002.

The Corporation's exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of those instruments. The commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for extending loans to customers. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

As part of the Corporation's agency agreement with an outside vendor, the Corporation has guaranteed certain credit card accounts provided the cardholder is unable to meet the credit card obligations. At September 30, 2003, the Corporation's estimated maximum exposure was approximately $1 million.

A contingent liability is required to be established if it is probable that the Corporation will incur a loss on the performance of a letter of credit. During the second quarter of 2003, the Corporation established a $2.5 million liability for commercial letters of credit.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements
-------------------------------------------------
Statements made in this document which are not purely historical are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, including any statements regarding descriptions of management's plans, objectives, or goals for future operations, products or services, and forecasts of its revenues, earnings, or other measures of performance. Forward-looking statements are based on current management expectations and, by their nature, are subject to risks and uncertainties. These statements may be identified by the use of words such as "believe," "expect," "anticipate," "plan," "estimate," "should," "will," "intend," or similar expressions.

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

o    economic, political, and competitive forces; and

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

Overview
--------
The following discussion and analysis is presented to assist in the understanding and evaluation of the Corporation's financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on the nine months ended September 30, 2003 and the comparable period in 2002. Discussion of third quarter 2003 results compared to third quarter 2002 is predominantly in section, "Comparable Third Quarter Results."

The following discussion refers to the Corporation's business combination activity that may impact the comparability of certain financial data (see Note 5, "Business Combinations," of the notes to consolidated financial statements). In particular, consolidated financial results for 2003 reflect nine month's contribution from its February 28, 2002 purchase acquisition of Signal Financial Corporation ("Signal") and six month's contribution from its April 1, 2003 purchase acquisition of CFG Insurance Services, Inc ("CFG"), while consolidated financial results for 2002 reflect seven month's contribution of Signal and no contribution from CFG.

Critical Accounting Policies
----------------------------
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses, mortgage servicing rights valuation, derivative financial instruments and hedge accounting, and income tax accounting.

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

Income Tax  Accounting:  The assessment of tax  liabilities  involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management's current assessment, the impact of which could be significant to the consolidated results of operations. The Corporation believes the tax assets and liabilities are adequate and properly recorded in the consolidated financial statements. See section "Income Taxes."

Segment Review
--------------
As described in Note 11, "Segment Reporting," of the notes to consolidated financial statements, the Corporation's primary reportable segment is banking, conducted through its bank and lending subsidiaries. Banking includes: a) community banking - lending and deposit gathering to businesses (including business-related services such as cash management and international banking services) and to consumers (including mortgages and credit cards); and b) corporate banking - specialized lending (such as commercial real estate), lease financing, and banking to larger businesses and metro or niche markets; and the support to deliver banking services.

The Corporation's profitability is primarily dependent on net interest income, noninterest income, the level of the provision for loan losses, noninterest expense, and taxes of its banking segment. The consolidated discussion is therefore predominantly describing the banking segment results.

Results of Operations - Summary
-------------------------------
Net income for the nine months ended September 30, 2003 totaled $173.0 million, or $2.34 and $2.32 for basic and diluted earnings per share, respectively. Comparatively, net income for the nine months ended September 30, 2002 was $157.3 million, or $2.10 and $2.08 for basic and diluted earnings per share, respectively. Year-to-date 2003 results generated an annualized return on average assets of 1.54% and an annualized return on average equity of 17.82%, compared to 1.49% and 17.28%, respectively, for the comparable period in 2002. The net interest margin for the first nine months of 2003 was 3.82% compared to 3.94% for the first nine months of 2002.

---------------------------------------------------------------------------------------------------------------------
                                                       TABLE 1
                                        Summary Results of Operations: Trends
                                       ($ in Thousands, except per share data)
                                                3rd Qtr.       2nd Qtr.       1st Qtr.       4th Qtr.       3rd Qtr.
                                                  2003           2003           2003           2002           2002
---------------------------------------------------------------------------------------------------------------------
Net income (Quarter)                           $  58,386      $  56,669      $  57,993      $  53,441      $  53,472
Net income (Year-to-date)                        173,048        114,662         57,993        210,719        157,278

Earnings per share - basic (Quarter)           $    0.79      $    0.77      $    0.78      $    0.72      $    0.71
Earnings per share - basic (Year-to-date)           2.34           1.55           0.78           2.82           2.10

Earnings per share - diluted (Quarter)         $    0.79      $    0.76      $    0.77      $    0.71      $    0.70
Earnings per share - diluted (Year-to-date)         2.32           1.53           0.77           2.79           2.08

Return on average assets (Quarter)                  1.53%          1.51%          1.58%          1.42%          1.47%
Return on average assets (Year-to-date)             1.54           1.55           1.58           1.47           1.49

Return on average equity (Quarter)                 17.75%         17.37%         18.36%         16.62%         16.73%
Return on average equity (Year-to-date)            17.82          17.86          18.36          17.10          17.28

Efficiency ratio (Quarter) *                       49.34%         51.10%         49.29%         51.07%         51.14%
Efficiency ratio (Year-to-date) *                  49.92          50.21          49.29          50.25          49.94

Net interest margin (Quarter)                       3.78%          3.79%          3.87%          3.87%          3.96%
Net interest margin (Year-to-date)                  3.82           3.83           3.87           3.95           3.94


* Noninterest expense divided by sum of taxable equivalent net interest income plus noninterest income, excluding investment securities gains (losses), net, and asset sales gains (losses), net.

Net Interest Income and Net Interest Margin
-------------------------------------------
Net interest income on a taxable equivalent basis for the nine months ended September 30, 2003, was $402.3 million, an increase of $12.7 million or 3.2% over the comparable period last year. As indicated in Tables 2 and 3, the $12.7 million increase in taxable equivalent net interest income was attributable to favorable volume variances (with balance sheet growth and differences in the mix of average earning assets and average interest-bearing liabilities adding $26.7 million to taxable equivalent net interest income), offset partly by unfavorable rate variances (as the impact of changes in the interest rate environment reduced taxable equivalent net interest income by $14.0 million).

The net interest margin for the first nine months of 2003 was 3.82%, down 12 basis points ("bp") from 3.94% for the comparable period in 2002. This comparable period decrease was attributable to a 3 bp decrease in interest rate spread (the net of an 81 bp decrease in the yield on earning assets and a 78 bp decrease in the cost of interest-bearing liabilities) and a 9 bp lower contribution from net free funds (primarily reflecting the lower interest rate environment in 2003).

Two interest rate decreases (totaling 75 bp) impacted the comparable nine-month periods. The average Federal funds rate of 1.16% for year-to-date 2003 was 59 bp lower than the 1.75% average for year-to-date 2002. The Corporation positioned the balance sheet during 2002 to be slightly asset sensitive (which means that assets will reprice faster than liabilities); thus, the prolonged low interest rate environment favorably lowered the cost of funding, but also lowered earning asset yields, putting pressure on the net interest margin.

The yield on earning assets was 5.41% for year-to-date 2003, down 81 bp from the comparable nine-month period last year. Competitive pricing on new and refinanced loans and the repricing of variable rate loans in the lower interest rate environment put downward pressure on loan yields. The average loan yield was 5.48%, down 86 bp from year-to-date 2002. The average yield on investments and other earning assets was 5.18%, down 69 bp, impacted by faster prepayments (particularly on mortgage-related securities) and reinvestment in the lower rate environment.

The cost of interest-bearing liabilities was 1.87% for year-to-date 2003, down 78 bp compared to the first nine months of 2002, aided by the lower rate environment. The average cost of interest-bearing deposits was 1.67%, down 71 bp from year-to-date 2002, benefiting from a larger mix of lower-costing transaction accounts, as well as from lower rates on interest-bearing deposit products in general. The cost of wholesale funds (comprised of short-term borrowings and long-term funding) was 2.20%, down 97 bp from year-to-date 2002, favorably impacted by lower rates between comparable periods.

Average earning assets increased by $886 million (6.8%) over the comparable nine-month period last year. Average loans represented 76.6% of average earning assets for year-to-date 2003 compared to 74.9% for year-to-date 2002 and accounted for the majority of the growth in earning assets. On average, loans increased $898 million (9.1%) compared to year-to-date 2002, with commercial loans up $616 million and residential real estate loans (including loans held for sale) up $280 million. Average investments and other earning assets decreased slightly ($12 million) to $3.3 billion.

Average interest-bearing liabilities increased $665 million (5.9%) over the comparable period of 2002, and net free funds increased $221 million, both supporting the growth in earning assets. Average noninterest-bearing demand deposits (a component of net free funds) increased by $207 million, or 14.4%. The growth in interest-bearing liabilities came from wholesale funding sources, as average interest-bearing deposits were relatively unchanged (up $59 million or 0.8%) between the comparable periods. Average wholesale funding sources increased $606 million, representing 36.9% of average interest-bearing liabilities for year-to-date 2003 compared to 33.7% for year-to-date 2002. The Corporation increased its long-term funding by $599 million (representing 17.9% of average interest-bearing liabilities, versus 13.7% for year-to-date 2002).

---------------------------------------------------------------------------------------------------------------------------
                                                           TABLE 2
                                    Net Interest Income Analysis-Taxable Equivalent Basis
                                                       ($ in Thousands)
---------------------------------------------------------------------------------------------------------------------------
                                             Nine Months ended September 30, 2003     Nine Months ended September 30, 2002
                                             ------------------------------------     -------------------------------------
                                                              Interest     Average                    Interest     Average
                                               Average        Income/      Yield/       Average        Income/     Yield/
                                               Balance        Expense       Rate        Balance        Expense      Rate
---------------------------------------------------------------------------------------------------------------------------
Earning assets:
  Loans: (1) (2) (3)
    Commercial                              $  6,455,171     $ 249,509      5.10%    $  5,839,172    $ 261,173      5.90%
    Residential real estate                    3,547,875       154,138      5.80        3,268,018      165,944      6.77
    Consumer                                     709,692        38,660      7.28          707,690       42,286      7.98
                                            --------------------------               -------------------------
  Total loans                                 10,712,738       442,307      5.48        9,814,880      469,403      6.34
  Investments and other (1)                    3,273,806       127,272      5.18        3,285,634      144,616      5.87
                                            --------------------------               -------------------------
    Total earning assets                      13,986,544       569,579      5.41       13,100,514      614,019      6.22
  Other assets, net                            1,026,672                                  993,235
                                            ------------                             ------------
    Total assets                            $ 15,013,216                             $ 14,093,749
                                            ============                             ============
Interest-bearing liabilities:
 Interest-bearing deposits:
  Savings deposits                          $    930,105     $   3,997      0.57%    $    881,727    $   5,147      0.78%
  Interest-bearing demand deposits             1,708,600        10,995      0.86        1,053,748        6,268      0.80
  Money market deposits                        1,640,707        11,694      0.95        1,913,528       19,458      1.36
  Time deposits, excluding Brokered CDs        3,062,576        64,825      2.83        3,330,936       97,622      3.92
                                            --------------------------               -------------------------
 Total interest-bearing deposits,
   excluding Brokered CDs                      7,341,988        91,511      1.67        7,179,939      128,495      2.39
  Brokered CDs                                   184,494         2,364      1.71          287,199        4,630      2.16
                                            --------------------------               -------------------------
 Total interest-bearing deposits               7,526,482        93,875      1.67        7,467,138      133,125      2.38
 Wholesale funding                             4,402,081        73,406      2.20        3,796,002       91,250      3.17
                                            --------------------------               -------------------------
   Total interest-bearing liabilities         11,928,563       167,281      1.87       11,263,140      224,375      2.65
                                                               -------                                 -------
Demand, non-interest bearing                   1,644,871                                1,437,938
Other liabilities                                141,548                                  175,506
Stockholders' equity                           1,298,234                                1,217,165
                                            ------------                             ------------
   Total liabilities and equity             $ 15,013,216                             $ 14,093,749
                                            ============                             ============

Interest rate spread                                                        3.54%                                   3.57%
Net free funds                                                              0.28                                    0.37
                                                                            ----                                    ----
Net interest income, taxable
  equivalent, and net interest
  margin                                                     $ 402,298      3.82%                    $ 389,644      3.94%
                                                             ===================                     =========      =====
Taxable equivalent adjustment                                   18,673                                  18,091
                                                             ---------                               ---------
Net interest income, as reported                             $ 383,625                               $ 371,553
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

---------------------------------------------------------------------------------------------------------------------------
                                                     TABLE 2 (continued)
                                    Net Interest Income Analysis-Taxable Equivalent Basis
                                                       ($ in Thousands)
---------------------------------------------------------------------------------------------------------------------------
                                             Three Months ended September 30, 2003   Three Months ended September 30, 2002
                                             -------------------------------------   --------------------------------------
                                                              Interest     Average                    Interest     Average
                                               Average        Income/      Yield/       Average        Income/     Yield/
                                               Balance        Expense       Rate        Balance        Expense      Rate
---------------------------------------------------------------------------------------------------------------------------
Earning assets:
  Loans: (1) (2) (3)
    Commercial                              $  6,565,202     $  83,321      4.97%    $  6,072,648    $  89,715      5.80%
    Residential real estate                    3,541,464        49,538      5.55        3,333,818       55,546      6.62
    Consumer                                     707,103        12,657      7.10          722,360       13,893      7.62
                                            --------------------------               -------------------------
  Total loans                                 10,813,769       145,516      5.30       10,128,826      159,154      6.20
  Investments and other (1)                    3,314,933        42,468      5.12        3,299,160       46,602      5.65
                                            --------------------------               -------------------------
    Total earning assets                      14,128,702       187,984      5.26       13,427,986      205,756      6.06
  Other assets, net                            1,023,974                                1,032,372
                                            ------------                             ------------
    Total assets                            $ 15,152,676                             $ 14,460,358
                                            ============                             ============
Interest-bearing liabilities:
 Interest-bearing deposits:
  Savings deposits                          $    935,402     $   1,113      0.47%    $    914,804    $   1,819      0.79%
  Interest-bearing demand deposits             1,938,111         4,070      0.83        1,192,154        2,841      0.95
  Money market deposits                        1,586,092         3,430      0.86        1,840,435        5,991      1.29
  Time deposits, excluding Brokered CDs        3,120,919        21,213      2.70        3,187,992       27,229      3.39
                                            --------------------------               -------------------------
 Total interest-bearing
   deposits, excluding Brokered CDs            7,580,524        29,826      1.56        7,135,385       37,880      2.11
 Brokered CDs                                    146,670           501      1.36          246,676        1,456      2.34
                                            --------------------------               -------------------------
 Total interest-bearing deposits               7,727,194        30,327      1.56        7,382,061       39,336      2.11
 Wholesale funding                             4,228,226        22,516      2.09        4,077,612       32,071      3.09
                                            --------------------------               -------------------------
   Total interest-bearing liabilities         11,955,420        52,843       1.75      11,459,673       71,407      2.46
                                                                ------                                  ------
Demand, non-interest bearing                   1,757,806                                1,564,986
Other liabilities                                134,467                                  167,344
Stockholders' equity                           1,304,983                                1,268,355
                                             -----------                              -----------
   Total liabilities and equity              $15,152,676                              $14,460,358
                                             ===========                              ===========
Interest rate spread                                                        3.51%                                   3.60%
Net free funds                                                              0.27                                    0.36
                                                                            ----                                    ----
Net interest income, taxable
  equivalent, and net interest margin                        $ 135,141      3.78%                    $ 134,349      3.96%
                                                             ====================                    ====================
Taxable equivalent adjustment                                    6,165                                   5,991
                                                             ---------                               ---------
Net interest income, as reported                              $128,976                                $128,358
                                                             =========                               =========

--------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
                                               TABLE 3
                           Volume/Rate Variance - Taxable Equivalent Basis
                                          ($ in Thousands)
-----------------------------------------------------------------------------------------------------
                                                                      Comparison of
                                                    Nine months ended September 30, 2003 versus 2002
                                                                       Variance Attributable to
                                                                       ------------------------
                                                     Income/Expense
                                                      Variance(1)         Volume           Rate
-----------------------------------------------------------------------------------------------------
INTEREST INCOME: (2)
Loans:
  Commercial                                          $ (11,664)        $  22,752       $ (34,416)
  Residential real estate                               (11,806)           14,387         (26,193)
  Consumer                                               (3,626)           (2,974)           (652)
                                                      --------------------------------------------
Total loans                                             (27,096)           34,165         (61,261)
Investments and other                                   (17,344)             (492)        (16,852)
                                                      --------------------------------------------
   Total interest income                                (44,440)           33,673         (78,113)
INTEREST EXPENSE:
Interest-bearing deposits:
  Savings deposits                                    $  (1,150)        $     208       $  (1,358)
  Interest-bearing demand deposits                        4,727             4,214             513
  Money market deposits                                  (7,764)           (1,945)         (5,819)
  Time deposits, excluding brokered CDs                 (32,797)           (5,680)        (27,117)
                                                      --------------------------------------------
    Interest-bearing deposits, excluding brokered CDs   (36,984)           (3,203)        (33,781)
  Brokered CDs                                           (2,266)           (1,317)           (949)
                                                      --------------------------------------------
Total interest-bearing deposits                         (39,250)           (4,520)        (34,730)
Wholesale funding                                       (17,844)           11,549         (29,393)
                                                      --------------------------------------------
   Total interest expense                               (57,094)            7,029         (64,123)
                                                      --------------------------------------------
Net interest income, taxable equivalent               $  12,654         $  26,644       $ (13,990)
                                                      ============================================


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

----------------------------------------------------------------------------------------------------
                                     TABLE 3 (continued)
                        Volume/Rate Variance - Taxable Equivalent Basis
                                       ($ in Thousands)
----------------------------------------------------------------------------------------------------
                                                                      Comparison of
                                                  Three months ended September 30, 2003 versus 2002
                                                                       Variance Attributable to
                                                                       ------------------------
                                                     Income/Expense
                                                      Variance(1)         Volume           Rate
----------------------------------------------------------------------------------------------------
INTEREST INCOME: (2)
Loans:
  Commercial                                          $  (6,394)        $   6,021       $ (12,415)
  Residential real estate                                (6,008)            4,033         (10,041)
  Consumer                                               (1,236)           (1,362)            126
                                                      --------------------------------------------
Total loans                                             (13,638)            8,692         (22,330)
Investments and other                                    (4,134)               76          (4,210)
                                                      --------------------------------------------
   Total interest income                                (17,772)            8,768         (26,540)
INTEREST EXPENSE:
Interest-bearing deposits:
  Savings deposits                                    $    (706)        $      27       $    (733)
  Interest-bearing demand deposits                        1,229             1,573            (344)
  Money market deposits                                  (2,561)             (539)         (2,022)
  Time deposits, excluding brokered CDs                  (6,016)             (397)         (5,619)
                                                      --------------------------------------------
  Interest-bearing deposits,
     excluding brokered CDs                              (8,054)              664          (8,718)
  Brokered CDs                                             (955)             (340)           (615)
                                                      --------------------------------------------
Total interest-bearing deposits                          (9,009)              324          (9,333)
Wholesale funding                                        (9,555)              803         (10,358)
                                                      --------------------------------------------
   Total interest expense                               (18,564)            1,127         (19,691)
                                                      --------------------------------------------
Net interest income, taxable equivalent               $     792         $   7,641       $  (6,849)
                                                      ============================================

--------------------------------------------------------------------------------------------------


Provision for Loan Losses
-------------------------
For the first nine months of 2003, the provision for loan losses was $37.2 million, compared to $36.1 million for the same period in 2002. Net charge offs were $23.5 million for the nine months ended September 30, 2003, compared to $21.0 million for the nine months ended September 30, 2002. Annualized net charge offs as a percent of average loans for year-to-date 2003 were 0.29%, unchanged from year-to-date 2002. Nonperforming loans were $125.2 million, $100.3 million, and $99.3 million at September 30, 2003, September 30, 2002, and December 31, 2002, respectively. The ratio of the allowance for loan losses to total loans was 1.71%, up from 1.54% at September 30, 2002, and 1.58% at December 31, 2002. See Table 8.

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

Noninterest Income
------------------

Noninterest income grew to $199.3 million for year-to-date 2003, compared to $156.0 million in the same period of 2002. The $43.3 million (or 27.8%) increase between the comparable periods was primarily attributable to increases in mortgage banking income, retail commission income, and service charges on deposit accounts, partly offset by a decrease in credit card and other nondeposit fees.

--------------------------------------------------------------------------------------------------------------------------
                                                           TABLE 4
                                                     Noninterest Income
                                                       ($ in Thousands)
--------------------------------------------------------------------------------------------------------------------------
                                     3rd Qtr.   3rd Qtr.   Dollar     Percent    YTD        YTD      Dollar     Percent
                                      2003       2002      Change     Change     2003       2002     Change     Change
--------------------------------------------------------------------------------------------------------------------------
Trust service fees                 $  7,001   $  6,722   $    279       4.2%  $ 21,427   $ 21,815   $   (388)     (1.8)%
Service charges on deposit
  accounts                           13,338     12,261      1,077       8.8     37,611     33,874      3,737      11.0
Mortgage banking                     23,635     20,468      3,167      15.5     78,583     42,709     35,874      84.0
Credit card & other nondeposit
  fees                                5,435      7,045     (1,610)    (22.9)    18,023     20,211     (2,188)    (10.8)
Retail commissions                    6,830      3,635      3,195      87.9     17,540     14,136      3,404      24.1
Bank owned life insurance income      3,532      3,545        (13)     (0.4)    10,373     10,284         89       0.9
Other                                 3,245      3,948       (703)    (17.8)    14,795     11,526      3,269      28.4
                                   -------------------------------------------------------------------------------------
  Subtotal                         $ 63,016   $ 57,624   $  5,392       9.4%  $198,352   $154,555   $ 43,797      28.3%
Asset sale gains, net                   871        658        213       N/M        203      1,030       (827)   N/M
Investment securities gains, net          1        374       (373)      N/M        702        374        328    N/M
                                   -------------------------------------------------------------------------------------
Total noninterest income           $ 63,888   $ 58,656   $  5,232       8.9%  $199,257   $155,959   $ 43,298      27.8%
                                   =====================================================================================
N/M - Not meaningful.
--------------------------------------------------------------------------------------------------------------------------


Trust service fees were $21.4 million, a decrease of $0.4 million, or 1.8%, between the comparable nine-month periods. The change was predominantly the result of a decrease in the average market value of assets under management (to an average of $3.67 billion for year-to-date 2003 from $3.73 billion for year-to-date 2002), primarily a function of competitive market conditions. Assets under management at September 30, 2003 and 2002 were $3.85 billion and $3.47 billion, respectively.

Service charges on deposit accounts were $37.6 million, up $3.7 million, or 11.0%, between the comparable nine-month periods, due in large part to higher volumes associated with a larger account base. The increase was also a result of higher service charges on business accounts (attributable to lower earnings credit rates) and higher fees on overdrafts/nonsufficient funds, supported by pricing changes between the periods.

Mortgage banking income consists of servicing fees, the gain or loss on sales of mortgage loans to the secondary market, and production-related fees (origination, underwriting and escrow waiver fees). Mortgage banking income was $78.6 million, an increase of $35.9 million between the comparable nine-month periods. The increase was driven primarily by increased secondary mortgage loan production (mortgage loan production to be sold to the secondary market), which was nearly double the comparable 2002 period ($3.75 billion in year-to-date 2003 versus $1.96 billion in year-to-date 2002). The higher production levels positively impacted production volume-related fees (up $5.8 million). Also, gains on sales of the increased production were up $29.9 million (the net of realized gains up $38.4 million and an $8.5 million decline in the fair value of the mortgage derivatives position). Servicing fees on the portfolio serviced for others were up slightly ($0.2 million) between comparable periods, given the minimal change in the average balance serviced. The mortgage portfolio serviced for others at September 30, 2003 and 2002 was $5.59 billion and $5.38 billion, respectively.

Credit card and other nondeposit fees were $18.0 million for the first nine months of 2003, a decrease of $2.2 million or 10.8% from year-to-date 2002, primarily attributable to lower merchant fees, given the merchant processing sale and services agreement consummated in March 2003 (also noted below).

Retail commission income (which includes commissions from insurance and brokerage product sales) was $17.5 million for the first nine months of 2003, an increase of $3.4 million compared to the same period a year ago. Fixed annuities commissions decreased $2.1 million, while other insurance revenues were up $5.3 million. Other insurance revenues were impacted favorably by the CFG acquisition, but offset partly by lower loan insurance commissions, which were affected by legislation in late 2002 requiring single premium credit insurance premiums on loans with real estate to be collected based on monthly outstanding balances. Brokerage commissions (including variable annuities) increased $0.2 million, affected slightly by recent improvements in the market.

Other noninterest income was $14.8 million for year-to-date 2003, an increase of $3.3 million over the comparable period in 2002. Year-to-date 2003 included a second quarter $1.5 million gain on the sale of out-of-market credit card accounts and a first quarter $3.4 million gain recognized in connection with a credit card merchant processing sale and services agreement, while the sale of stock in a regional ATM network resulted in a gain of $0.5 million during year-to-date 2002.

The asset sale net gains of $0.2 million for the nine months of 2003 was primarily the net result of a $0.6 million second quarter loss on the sale of other real estate owned and a $1.0 million third quarter gain on the sale of other real estate owned. The asset sale net gains for year-to-date 2002 of $1.0 million was the net result of a first quarter gain on the sale of student loans and a third quarter gain on the sale of mortgage portfolio loans. The investment securities net gains for year-to-date 2003 of $0.7 million was the net result of a second quarter $1.0 million gain on the sale of Sallie Mae stock, net of a first quarter $0.3 million other than temporary write down on a security. The 2002 investment securities gain of $0.4 million was the result of a third quarter gain on the sale of Sallie Mae securities.

Noninterest Expense
-------------------
Noninterest expense for year-to-date 2003 was $299.8 million, up $28.1 million or 10.3% compared to the first nine months of 2002, reflecting the Corporation's larger operating base between comparable periods, as well as higher mortgage servicing rights expense.

--------------------------------------------------------------------------------------------------------------------------
                                                           TABLE 5
                                                     Noninterest Expense
                                                       ($ in Thousands)
--------------------------------------------------------------------------------------------------------------------------
                                     3rd Qtr.   3rd Qtr.   Dollar     Percent    YTD        YTD      Dollar     Percent
                                      2003       2002      Change     Change     2003       2002     Change     Change
--------------------------------------------------------------------------------------------------------------------------
Personnel expense                  $ 54,795   $ 47,581   $  7,214      15.2%  $158,275   $141,339   $ 16,936      12.0%
Occupancy                             7,101      6,553        548       8.4     21,367     19,340      2,027      10.5
Equipment                             3,178      3,909       (731)    (18.7)     9,612     11,126     (1,514)    (13.6)
Data processing                       6,322      5,420        902      16.6     17,542     15,527      2,015      13.0
Business development &
  advertising                         4,113      3,728        385      10.3     11,029     10,300        729       7.1
Stationery and supplies               1,651      1,395        256      18.4      4,964      5,225       (261)     (5.0)
FDIC expense                            353        384        (31)     (8.1)     1,078      1,158        (80)     (6.9)
Mortgage servicing rights
  expense                             4,199     13,372     (9,173)    (68.6)    28,818     20,143      8,675      43.1
Intangible amortization expense         871        576        295      51.2      2,091      1,674        417      24.9
Loan expense                          1,806      3,967     (2,161)    (54.5)     6,104     10,280     (4,176)    (40.6)
Other                                13,382     11,298      2,084      18.4     38,967     35,674      3,293       9.2
                                   ------------------------------------------------------------------------------------
  Total noninterest expense        $ 97,771   $ 98,183   $   (412)     (0.4)% $299,847   $271,786   $ 28,061      10.3%
                                   ====================================================================================
--------------------------------------------------------------------------------------------------------------------------

Personnel expense (including salary-related expenses and fringe benefit expenses) increased $16.9 million or 12.0% over the first nine months of 2002. Personnel expense represented 52.8% of total noninterest expense in year-to-date 2003 compared to 52.0% in year-to-date 2002. Salary-related expenses increased $13.6 million or 12.5% between comparable periods, primarily a function of merit increases between years and incentive compensation given the overall increase in full-time equivalent employees (particularly attributable to the timing of the Signal and CFG acquisitions), and increased temporary help (particularly supporting higher residential mortgage production). Average full-time equivalent employees were 4,131 for year-to-date 2003 compared to 4,071 for year-to-date 2002. Fringe benefits increased $3.3 million or 10.3% over year-to-date 2002, attributable also to the larger employee base, timing of the acquisitions, and the increased cost of benefit plans and premium based benefits.

Occupancy expense increased 10.5% to support the larger branch and office network, particularly attributable to the Signal and CFG acquisitions. Equipment expense declined principally in computer depreciation expense. Data processing costs increased to $17.5 million, up $2.0 million or 13.0% over the comparable period in 2002, due to processing for a larger base operation, increased Internet banking usage and other technology conversions and enhancements.

Mortgage servicing rights expense includes both the amortization of the mortgage servicing rights asset and increases or decreases to the valuation allowance associated with the mortgage servicing rights asset. Mortgage servicing rights expense increased by $8.7 million between comparable periods, including a $15.8 million addition to the valuation allowance for year-to-date 2003 (compared to a $10.8 million addition to the valuation allowance during year-to-date 2002) and a $3.7 million increase in the amortization of the mortgage servicing rights asset. While the strong mortgage refinance activity benefited mortgage banking income, it increased the prepayment speeds of the Corporation's mortgage portfolio serviced for others, a key factor behind the valuation of mortgage servicing rights. However, at the end of the third quarter 2003, mortgage interest rates began to rise, slowing both prepayment speeds and mortgage refinance activity. The Corporation periodically evaluates its capitalized mortgage servicing rights for impairment. Mortgage servicing rights are considered a critical accounting policy (see section "Critical Accounting Policies") given that estimating the fair value of the mortgage servicing rights involves judgment, particularly of estimated prepayment speeds of the underlying mortgages serviced and the overall level of interest rates. Loan type and note rate are the predominant risk characteristics of the underlying loans used to stratify capitalized mortgage servicing rights for purposes of measuring impairment. A valuation allowance is established to the extent the carrying value of the mortgage servicing rights exceeds the estimated fair value. Net income could be affected if management's estimate of the prepayment speeds or other factors differ materially from actual prepayments. Permanent impairment is recognized as a write-down of the mortgage servicing rights asset and the related valuation allowance (to the extent valuation reserve is available) and then against current earnings, as needed. Mortgage servicing rights, included in other intangible assets on the consolidated balance sheet, were $36.7 million, net of a $28.6 million valuation allowance at September 30, 2003, and represented 66 bp of the $5.59 billion portfolio of residential mortgage loans serviced for others. See Note 6, "Goodwill and Other Intangible Assets," of the notes to consolidated financial statements for additional disclosure.

Loan expense was $6.1 million, down $4.2 million between comparable periods, predominantly due to lower merchant processing costs, given the sale of the merchant processing during the first quarter of 2003. Other expense was up $3.3 million from year-to-date 2002, attributable primarily to a $2.5 million charge in the second quarter of 2003 on commercial letters of credit.

Income Taxes
------------

Income tax expense for the first nine months of 2003 was $72.8 million, up $10.4 million or 16.7% from the comparable period in 2002. The effective tax rate (income tax expense divided by income before taxes) was 29.6% and 28.4% for year-to-date 2003 and year-to-date 2002, respectively. The increase was primarily attributable to the increase in net income before tax and state income tax expense.

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

Balance Sheet
-------------

At September 30, 2003, total assets were $15.1 billion, an increase of $69 million, or 0.5%, over September 30, 2002. The growth in assets occurred primarily in loans, which grew $203 million or 2.0% year over year. The growth in loans was almost exclusively in commercial loans, which grew $354 million

(5.8% since September 30, 2002) and comprised 63% of total loans at September 30, 2003. Home equity loans grew $81 million or 9.7%, while residential mortgage loans decreased 9.0%, strongly influenced by lower interest rates and high refinance activity (with the majority of the refinanced loans sold to the secondary market). Total deposits of $9.6 billion at September 30, 2003 were up $688 million, or 7.7%, compared to a year ago. Interest-bearing transaction accounts (savings, interest-bearing demand, and money market) grew by $682 million (17.5%). Since September 30, 2002, noninterest-bearing demand deposits grew $64 million (3.7%), representing 19% of total deposits. Brokered CDs and other-time deposits combined (representing 34% of total deposits at September 30, 2003 compared to 37% of total deposits at September 30, 2002) declined $57 million, impacted by the prolonged lower interest rate environment and customer preference to keep funds liquid. With the increase in deposits, short-term borrowings decreased $580 million and long-term debt declined $24 million since September 30, 2002.

Since year-end 2002, total deposit growth was greater than total asset growth, bringing wholesale funds (short-term borrowings and long-term debt combined) down $444 million, particularly in short-term borrowings. Total assets grew $71 million since year-end 2002, with loans down slightly ($14 million) and loans held for sale up $84 million. The decline in loans was primarily in residential mortgage loans, which decreased $265 million, while commercial loans grew $208 million and home equity loans increased $48 million. Deposits increased $511 million to $9.6 billion at September 30, 2003, led by interest-bearing transaction accounts, collectively up $452 million since year-end 2002. See Tables 6 and 7 for period end loan and deposit composition, respectively.

------------------------------------------------------------------------------------------------------------------------
                                                          TABLE 6
                                                Period End Loan Composition
                                                      ($ in Thousands)
------------------------------------------------------------------------------------------------------------------------
                                            September 30,     % of     September 30,    % of       Dec. 31,     % of
                                                2003          Total         2002        Total        2002       Total
------------------------------------------------------------------------------------------------------------------------
Commercial, financial &agricultural          $2,186,214        21%     $ 2,175,931       22%     $ 2,213,986      22%
Real estate-construction                      1,035,674        10          850,287        8          910,581       9
Commercial real estate                        3,240,757        32        3,082,890       31        3,128,826      30
Lease financing                                  37,193        --           36,274       --           38,352      --
                                             ---------------------------------------------------------------------------
  Commercial                                  6,499,838        63        6,145,382       61        6,291,745      61
Residential mortgage                          2,166,187        21        2,381,120       24        2,430,746      24
Home equity                                     912,142         9          831,169        8          864,631       8
                                             ---------------------------------------------------------------------------
  Residential real estate                     3,078,329        30        3,212,289       32        3,295,377      32
Consumer                                        711,075         7          728,839        7          716,103       7
                                             ---------------------------------------------------------------------------
Total loans                                  $10,289,242      100%     $10,086,510      100%     $10,303,225     100%
                                             ===========================================================================
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
                                                          TABLE 7
                                              Period End Deposit Composition
                                                      ($ in Thousands)
-------------------------------------------------------------------------------------------------------------------------
                                            September 30,     % of     September 30,    % of       Dec. 31,      % of
                                                2003          Total         2002        Total        2002        Total
-------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing demand                   $ 1,804,596       19%     $ 1,740,932       19%     $ 1,773,699      19%
Savings                                          924,036        9          916,039       10          895,855      10
Interest-bearing demand                        2,086,964       22        1,212,672       14        1,468,193      16
Money market                                   1,559,769       16        1,760,334       20        1,754,313      19
Brokered CDs                                     156,994        2          187,915        2          233,650       3
Other time                                     3,102,997       32        3,129,461       35        2,999,142      33
                                             ----------------------------------------------------------------------------
Total deposits                               $ 9,635,356      100%     $ 8,947,353      100%     $ 9,124,852     100%
                                             ============================================================================
Total deposits, excluding Brokered CDs       $ 9,478,362       98%     $ 8,759,438       98%     $ 8,891,202      97%
                                             ============================================================================
-------------------------------------------------------------------------------------------------------------------------

Allowance for Loan Losses
-------------------------
The loan portfolio is the primary asset subject to credit risk. Credit risks are inherently different for each different loan type. Credit risk is controlled and monitored through the use of lending standards, a thorough review of potential borrowers, and on-going review of loan payment performance. Active asset quality administration, including early problem loan identification and timely resolution of problems, aids in the management of credit risk and minimization of loan losses.

--------------------------------------------------------------------------------
                                     TABLE 8
               Allowance for Loan Losses and Nonperforming Assets
                                ($ in Thousands)
--------------------------------------------------------------------------------
                                            At and for the       At and for the
                                          Nine months ended        year ended
                                            September 30,          December 31,
--------------------------------------------------------------------------------
                                         2003           2002           2002
                                      -----------------------------------------
Allowance for Loan Losses:
Balance at beginning of period        $ 162,541      $ 128,204      $ 128,204
Balance related to acquisition              ---         11,985         11,985
Provision for loan losses                37,210         36,085         50,699
Charge offs                             (26,631)       (24,295)       (32,179)
Recoveries                                3,103          3,309          3,832
                                      ----------------------------------------
    Net charge-offs                     (23,528)       (20,986)       (28,347)
                                      ----------------------------------------
Balance at end of period              $ 176,223      $ 155,288      $ 162,541
                                      ========================================

Nonperforming Assets:
Nonaccrual loans                      $ 114,067      $  93,250      $  94,132
Accruing loans past due
  90 days or more                        11,055          5,981          3,912
Restructured loans                           44          1,110          1,258
                                      ----------------------------------------
Total nonperforming loans               125,166        100,341         99,302
Other real estate owned                   6,380          3,331         11,448
                                      ----------------------------------------
    Total nonperforming assets        $ 131,546      $ 103,672      $ 110,750
                                      ========================================

Ratios:
Allowance for loan losses
  to net charge offs (annualized)         5.60x          5.53x          5.73x
Net charge offs to average loans
  (annualized)                            0.29%          0.29%          0.28%
Allowance for loan losses to
  total loans                             1.71%          1.54%          1.58%
Nonperforming loans to total loans        1.22%          0.99%          0.96%
Nonperforming assets to total assets      0.87%          0.69%          0.74%
Allowance for loan losses to
  nonperforming loans                      141%           155%           164%

--------------------------------------------------------------------------------

As of September 30, 2003, the allowance for loan losses was $176.2 million, representing 1.71% of loans outstanding, compared to $155.3 million, or 1.54% of loans, at September 30, 2002, and $162.5 million, or 1.58% at year-end 2002. The allowance for loan losses at September 30, 2003 increased $20.9 million since September 30, 2002 and $13.7 million since December 31, 2002. At September 30, 2003, the allowance for loan losses was 141% of nonperforming loans compared to 155% and 164% at September 30 and December 31, 2002, respectively. Table 8 provides additional information regarding activity in the allowance for loan losses and nonperforming assets.

Gross charge offs were $26.6 million for the nine months ended September 30, 2003, primarily from an $8 million charge off during the second quarter and a $4 million charge off during the third quarter, both related to commercial loan relationships in the construction industry. This compares to $24.3 million for the nine months ended September 30, 2002, including several large commercial credits (accountable for approximately $11 million of the charge offs). Recoveries for the corresponding periods were $3.1 million and $3.3 million, respectively. As a result, the ratio of net charge offs to average loans on an annualized basis was 0.29% for both nine-month periods ended September 30, 2003 and September 30, 2002.

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

The allocation methods used for September 30, 2003, September 30, 2002, and December 31, 2002 were comparable, using specific allocations, factors on loans bearing risk ratings as determined by management, and factors on all other loans. Current economic and political conditions at each period end carried various uncertainties requiring management's judgment as to the possible impact on the business results of numerous individual borrowers and certain industries. Total loans at September 30, 2003, were up $203 million (2.0%) since September 30, 2002, with commercial loans accounting for the majority of growth (up $354 million, or 5.8% versus last year). Total loans compared to December 31, 2002, decreased slightly (down $14 million) to $10.3 billion; however, the commercial portfolio grew $208 million (4.4% annualized) to represent 63% of total loans versus 61% at December 31, 2002 (see Table 6). Commercial loans carry a higher inherent risk of credit loss. Nonperforming loans grew $24.8 million since September 30, 2002 and grew $25.9 million since December 31, 2002, particularly from two specific nonperforming commercial loans, totaling approximately $23 million at September 30, 2003 (see Table 8 and detailed discussion in section "Nonperforming Loans and Other Real Estate Owned"). In addition, a previously disclosed commercial manufacturing relationship ($18 million outstanding at
September 30, 2003), with a $10 million allowance identified for this relationship, has been included in nonaccrual loans for all periods presented. At September 30, 2003, this commercial manufacturing relationship, remained current but management has continued doubts concerning future collectibility. Finally, loans bearing risk ratings for September 30, 2003 increased from September 30, 2002 and December 31, 2002, in part from the large commercial credits noted in section "Nonperforming Loans and Other Real Estate Owned," and from a larger portion of loans rated in higher-risk categories, several larger loans moved due to deterioration, increasing overall portfolio risk. Portfolio risk is a predominant characteristic in determining the allowance for loan losses. The allowance for loan losses to loans was 1.71%, 1.54% and 1.58% for September 30, 2003, and September 30 and December 31, 2002, respectively.

Management believes the allowance for loan losses to be adequate at September 30, 2003.

Consolidated net income could be affected if management's estimate of the allowance for loan losses is subsequently materially different, requiring additional or less provision for loan losses to be recorded. Management carefully considers numerous detailed and general factors, its assumptions, and the likelihood of materially different conditions that could alter its assumptions. While management uses currently available information to recognize losses on loans, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions and the impact of such change on the Corporation's borrowers. As an integral part of their examination process, various regulatory agencies also review the allowance for loan losses. Such agencies may require that certain loan balances be charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

Nonperforming Loans and Other Real Estate Owned
-----------------------------------------------
Management is committed to an aggressive nonaccrual and problem loan identification philosophy. This philosophy is implemented through the ongoing monitoring and reviewing of all pools of risk in the loan portfolio to ensure that problem loans are identified quickly and the risk of loss is minimized.

Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, loans 90 days or more past due but still accruing, and restructured loans. The Corporation specifically excludes from its definition of nonperforming loans student loan balances that are 90 days or more past due and still accruing and that have contractual government guarantees as to collection of principal and interest. The Corporation had $14 million, $20 million and $20 million of these loans at September 30, 2003, September 30, 2002, and December 31, 2002, respectively.

Table 8 provides detailed information regarding nonperforming assets, which include nonperforming loans and other real estate owned. Nonperforming assets to total assets were 0.87%, 0.69%, and 0.74% at September 30, 2003, September 30, 2002, and December 31, 2002, respectively.

Total nonperforming loans at September 30, 2003 were up $24.8 million from September 30, 2002 and up $25.9 million from year-end 2002. The ratio of nonperforming loans to total loans was 1.22% at September 30, 2003, as compared to 0.99% and 0.96% at September 30, 2002, and year-end 2002, respectively. The $24.8 million increase in nonperforming loans was from nonaccrual loans (up $20.8 million) and accruing loans past due 90 or more days (up $5.1 million, particularly attributable to two large commercial credits), while restructured loans declined (down $1.1 million). The increase in nonaccrual loans between the comparable September periods was predominantly attributable to the addition, during the second quarter of 2003, of two large commercial credits (totaling approximately $23 million at September 30, 2003, one in the construction industry and one in the hospitality industry), net of the transfer of one large credit (totaling $2.7 million at September 30, 2003) to other real estate owned in the second quarter of 2003. The $25.9 million increase in nonperforming loans since year-end 2002 was from nonaccrual loans (up $19.9 million), accruing loans past due 90 or more days (up $7.2 million), and restructured loans (down $1.2 million). The increase in nonperforming loans since year-end 2002 was primarily attributable to the same activity noted above for the comparable September periods. In addition, a previously disclosed commercial manufacturing relationship ($18 million at September 30, 2003), has been included in nonaccrual loans for all periods presented. Of note, approximately 38% of nonperforming loans at September 30, 2003 are attributable to the five specifically mentioned commercial credits.

Other real estate owned was $6.4 million at September 30, 2003, compared to $3.3 million at September 30, 2002, and $11.4 million at year-end 2002. The change in other real estate owned was predominantly due to the addition and subsequent sale of commercial real estate properties. An $8.0 million property was added during the fourth quarter of 2002, a $1.5 million property was added during the first quarter of 2003, and a $2.7 million property was added during the second quarter of 2003. The $1.5 million commercial real estate property was sold during the second quarter of 2003 (at a net loss of $0.6 million) and the $8.0 million commercial real estate property was sold during the third quarter of 2003 (at a net gain of $1.0 million).

Potential problem loans are certain loans bearing risk ratings by management, that are not in nonperforming status, but where there are doubts as to the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that the Corporation expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The level of potential problem loans is another predominate factor in determining the relative level of risk in the loan portfolio and in the determination of the level of the allowance for loan losses. The loans that have been reported as potential problem loans are not concentrated in a particular industry, but rather cover a diverse range of businesses. At September 30, 2003, potential problem loans totaled $276 million, compared to $212 million at December 31, 2002. The $64 million increase from December 31, 2002 to September 30, 2003, is primarily attributable to deterioration in certain loans in the commercial manufacturing sector (accountable for approximately $37 million of the increase) and real estate development (accountable for approximately $10 million of the increase).

Liquidity
---------
The objective of liquidity management is to ensure that the Corporation has the ability to generate sufficient cash or cash equivalents in a timely and cost-effective manner to meet its commitments as they fall due. Funds are available from a number of sources, primarily from the core deposit base and from loans and securities repayments and maturities. Additionally, liquidity is provided from sales of the securities portfolio, lines of credit with major banks, the ability to acquire large and brokered deposits, and the ability to securitize or package loans for sale.

While core deposits and loan and investment repayment are principal sources of liquidity, funding diversification is another key element of liquidity management. Diversity is achieved by strategically varying depositor type, term, funding market, and instrument. The parent company and certain subsidiary banks are rated by Moody's, Standard and Poor's (S&P), and Fitch. These ratings, along with the Corporation's other ratings, provide opportunity for greater funding capacity and funding alternatives.

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

In addition to dividends and service fees from subsidiaries, the parent company has multiple funding sources that could be used to increase liquidity and provide additional financial flexibility. These sources include a revolving credit facility, commercial paper, and two shelf registrations. The parent company has available a $100 million revolving credit facility with established lines of credit from nonaffiliated banks, of which $100 million was available at September 30, 2003. In addition, $200 million of commercial paper was available at September 30, 2003, under the parent company's commercial paper program.

In May 2002, the parent company filed a "shelf" registration statement under which the parent company may offer up to $300 million of trust preferred securities. In May 2002, the parent company issued $175 million of trust preferred securities, bearing a 7.625% fixed coupon rate. At September 30, 2003, $125 million was available under the trust preferred shelf. In May 2001, the parent company filed a "shelf" registration statement whereby the parent company may offer up to $500 million of any combination of the following securities, either separately or in units: debt securities, preferred stock, depositary shares, common stock, and warrants. In August 2001, the parent company issued $200 million in a subordinated note offering, bearing a 6.75% fixed coupon rate and 10-year maturity. At September 30, 2003, $300 million was available under the shelf registration.

Investment securities are an important tool to the Corporation's liquidity objective. All securities are classified as available for sale and are reported at fair value on the consolidated balance sheet. Of the $3.4 billion investment portfolio at September 30, 2003, $1.6 billion were pledged as collateral for repurchase agreements, public deposits, treasury, tax and loan notes, and other requirements. The remaining securities could be pledged or sold to enhance liquidity if necessary.

The bank subsidiaries have a variety of funding sources (in addition to key liquidity sources, such as core deposits, loan and investment portfolio repayments and maturities, and loan and investment portfolio sales) available to increase financial flexibility. A $2 billion bank note program associated with Associated Bank Illinois, National Association, and Associated Bank, National Association, was established during 2000. Under this program, short-term and long-term debt may be issued. As of September 30, 2003, $350 million of long-term bank notes and $200 million of short-term bank notes were outstanding. At September 30, 2003, $1.45 billion was available under this program. The banks have also established federal funds lines with major banks totaling approximately $3.5 billion and the ability to borrow approximately $1.7 billion from the Federal Home Loan Bank ($1.0 billion was outstanding at September 30, 2003). In addition, the bank subsidiaries also accept Eurodollar deposits, issue institutional certificates of deposit, and from time to time offer brokered certificates of deposit.

For the nine months ended September 30, 2003, net cash provided from operating activities was $146.5 million, while investing activities and financing activities used net cash of $171.6 million and $53.7 million, respectively, for a net decrease in cash and cash equivalents of $78.8 million since year-end 2002. Generally, during year-to-date 2003, deposit growth was strong, while net asset growth since year-end 2002 was moderate (up approximately 1% annualized). Thus, the reliance on other funding sources was reduced, particularly short-term borrowings. The deposit growth also provided for the repayment of short-term borrowings and long-term debt, common stock repurchases, and the payment of cash dividends to the Corporation's stockholders.

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

Capital
-------
Stockholders' equity at September 30, 2003 increased to $1.3 billion, up $30.3 million compared to September 30, 2002. The increase in equity between the two periods was primarily composed of the retention of earnings and the exercise of stock options, with offsetting decreases to equity from the payment of dividends and the repurchase of common stock. Additionally, stockholders' equity at September 30, 2003, included $36.3 million of accumulated other comprehensive income versus $76.6 million at September 30, 2002. The decrease in accumulated other comprehensive income was predominantly related to a decrease in unrealized gains on securities available for sale (due primarily to declines in the market value of mortgage-related securities) and higher unrealized losses on cash flow hedges, net of the tax effect. The ratio of stockholders' equity to assets was 8.61% and 8.45% at September 30, 2003 and 2002, respectively.

Stockholders' equity grew $28.8 million since year-end 2002. The increase in equity between the two periods was primarily composed of the retention of earnings and the exercise of stock options, with offsetting decreases to equity from the payment of dividends and the repurchase of common stock. Additionally, stockholders' equity at year-end 2002 included $60.3 million of accumulated other comprehensive income versus $36.3 million at September 30, 2003. The decrease in accumulated other comprehensive income was predominantly related to a decrease in unrealized gains on securities available for sale (due primarily to declines in the market value of mortgage-related securities) and higher unrealized losses on cash flow hedges, net of the tax effect. Stockholders' equity to assets at September 30, 2003 was 8.61%, compared to 8.46% at December 31, 2002.

Cash dividends of $0.99 per share were paid in year-to-date 2003, compared to $0.90 per share in year-to-date 2002, representing an increase of 10.0%.

The Board of Directors has authorized management to repurchase shares of the Corporation's common stock each quarter in the market, to be made available for issuance in connection with the Corporation's employee incentive plans and for other corporate purposes. The Board of Directors authorized the repurchase of up to 300,000 shares per quarter in 2003. No shares were repurchased under this authorization during 2003. During year-to-date 2002, approximately 1.1 million shares were repurchased under this authorization, at an average cost of $34.93 per share. Additionally, under one action in 2003 and two separate actions in 2000, the Board of Directors authorized the repurchase and cancellation of the Corporation's outstanding shares, not to exceed approximately 11.0 million shares on a combined basis. Under these authorizations approximately 1.9 million shares were repurchased during year-to-date 2003, at an average cost of $35.72 per share, while approximately
1.0 million shares were repurchased during year-to-date 2002, at an average cost of $32.55 per share. At September 30, 2003, approximately 3.9 million remain authorized to repurchase. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities.

The adequacy of the Corporation's capital is regularly reviewed to ensure that sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic conditions in markets served and strength of management. The capital ratios of the Corporation and its banking affiliates are greater than minimums required by regulatory guidelines for well-capitalized banks. The Corporation's capital ratios are summarized in Table 9.

-------------------------------------------------------------------------------------------------------------------------
                                                          TABLE 9
                                                      Capital Ratios
                                            (In Thousands, except per share data)
-------------------------------------------------------------------------------------------------------------------------
                                                Sept. 30,       June 30,       March 31,       Dec.  31,      Sept. 30,
                                                  2003            2003           2003            2002           2002
-------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                     $1,300,948      $1,318,246     $1,285,866      $1,272,183     $1,270,691
Tier 1 capital                                  1,189,657       1,177,457      1,180,593       1,165,481      1,147,045
Total capital                                   1,538,751       1,526,884      1,527,435       1,513,424      1,492,619
Market capitalization                           2,774,571       2,699,475      2,388,217       2,521,097      2,366,995
                                               -------------------------------------------------------------------------
Book value per common share                    $    17.77      $    17.88     $    17.41      $    17.13     $    17.03
Cash dividend per common share                       0.34            0.34           0.31            0.31           0.31
Stock price at end of period                        37.89           36.61          32.33           33.94          31.73
Low closing price for the quarter                   37.12           32.15          32.33           27.20          30.64
High closing price for the quarter                  38.90           38.41          35.22           34.21          36.96
                                               -------------------------------------------------------------------------
Total equity / assets                                8.61%           8.66%          8.52%           8.46%          8.45%
Tier 1 leverage ratio                                7.98            7.97           8.06            7.94           8.06
Tier 1 risk-based capital ratio                     10.64           10.48          10.64           10.52          10.50
Total risk-based capital ratio                      13.76           13.58          13.77           13.66          13.66
                                               -------------------------------------------------------------------------
Shares outstanding (period end)                    73,227          73,736         73,870          74,281         74,598
Basic shares outstanding (average)                 73,473          73,959         74,252          74,497         75,158
Diluted shares outstanding (average)               74,323          74,683         74,974          75,202         76,047
-------------------------------------------------------------------------------------------------------------------------


Contractual Obligations, Commitments, Off-Balance Sheet Risk,
and Contingent Liabilities
-------------------------------------------------------------
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, commitments to originate residential mortgage loans held for sale, commercial letters of credit, standby letters of credit, forward commitments to sell residential mortgage loans, interest rate swaps, and interest rate caps. Please refer to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002 for discussion with respect to the
Corporation's quantitative and qualitative disclosures about its fixed and determinable contractual obligations. Items disclosed in the Annual Report on Form 10-K have not materially changed since that report was filed. A discussion of the Corporation's derivative instruments is included in Note 7, "Derivatives and Hedging Activities," of the notes to consolidated financial statements and a discussion of the Corporation's commitments is included in Note 12, "Commitments, Off-Balance Sheet Risk, and Contingent Liabilities," of the notes to consolidated financial statements.

Comparable Third Quarter Results
--------------------------------
Net income for third quarter 2003 was $58.4 million, up $4.9 million or 9.2% from third quarter 2002 net income of $53.5 million. Return on average equity was 17.75%, up 102 bp from the third quarter of 2002, while return on average assets increased by 6 bp to 1.53%. See Tables 1 and 10.

Taxable equivalent net interest income for the third quarter of 2003 was $135.1 million, $0.8 million higher than the third quarter of 2002. Volume variances impacted taxable equivalent net interest income favorably by $7.6 million (primarily from loan growth), while rate variances were unfavorable by $6.8 million (primarily from unfavorable rate variance on earning assets greater than favorable rate variance on interest-bearing liabilities). See Tables 2 and 3. Growth in average earning assets (up $701 million to $14.1 billion) was funded by growth in interest-bearing liabilities (up $496 million to $12.0 billion) and net free funds (up $205 million, led by average noninterest-bearing demand deposits, which grew $193 million). Average loans grew $685 million, or 6.8%, to $10.8 billion, while average investments were relatively unchanged at $3.3 billion (up $16 million) between the comparable third quarter periods. Average interest-bearing deposits, excluding brokered CDs, were up $445 million with a shift from money market deposits to interest-bearing demand and savings deposits. Average brokered CDs were down $100 million between the comparable third quarter periods as the Corporation continued to use other funding sources. Wholesale funding increased $151 million to $4.2 billion.

The net interest margin was 3.78% compared to 3.96% for the third quarter of 2002. See Table 2. The 18 bp decline was the net result of a 9 bp reduction in the interest rate spread (i.e. an 80 bp drop in the earning asset yield, net of a 71 bp decrease in the average cost of interest-bearing liabilities) and a 9 bp lower contribution from net free funds. The lower interest rate environment (the average Fed funds rate for the third quarter of 2003 was 75 bp lower than the third quarter of 2002) on the rate sensitive earning assets, as well as refinancing pressures and competition, impacted the earning asset yields unfavorably (particularly in loan yields which were down 90 bp). On the funding side, total interest-bearing deposits cost 1.56% on average for third quarter 2003, down 55 bp from the comparable quarter in 2002, with the rate on wholesale funding down 100 bp.

The provision for loan losses for the third quarter of 2003 was $12.1 million, down slightly from the third quarter of 2002 of $12.8 million. The allowance for loan losses to loans at September 30, 2003 was 1.71% compared to 1.54% at September 30, 2002. Net charge offs were $8.3 million for the three months ended September 30, 2003 and $6.3 million for the comparable period in 2002. Annualized net charge offs as a percent of average loans for third quarter were 0.31% versus 0.25% for the comparable quarter of 2002. Total nonperforming loans were $125.2 million, up from $100.3 million at September 30, 2002. See Tables 6 and 8 and discussion under sections "Allowance for Loan Losses," and "Nonperforming Loans and Other Real Estate Owned."

Noninterest income was $63.9 million for the third quarter of 2003, compared to $58.7 million in the comparable quarter of 2002 (see Table 4). The $5.2 million increase was primarily attributable to mortgage banking income, retail commissions and service charges on deposit accounts, partially offset by a decrease in credit card and other nondeposit fees. Mortgage banking income was up $3.2 million, primarily due to an increase in secondary mortgage loan production ($1.4 billion for the third quarter of 2003 versus $0.9 billion for the third quarter of 2002), resulting in higher gains on the sale of mortgage loans (up $2.1 million) and increased volume-related fees (up $1.2 million). Retail commissions were up $3.2 million, with insurance commissions up $2.8 million (positively impacted by the CFG acquisition, mitigated partly by the impact on insurance commissions from legislation enacted in fourth quarter 2002 requiring single premium credit insurance premiums to be collected based on monthly outstanding balances) and lower fixed annuities commissions. Service charges on deposit accounts increased $1.1 million, a result of both higher volumes (attributable to the large account base) and higher business service charges (due to lower earnings credits). Credit card and other nondeposit fees decreased $1.6 million, primarily impacted by the sale of the credit card merchant processing in first quarter 2003.

Noninterest expense for the third quarter of 2003 declined slightly to $97.8 million, compared to $98.2 million for the third quarter of 2002 (see Table 5), reflecting lower costs associated with mortgage servicing rights, net of increases attributable to the company's larger operating base. Mortgage servicing rights expense was down $9.2 million, primarily due to the change in the valuation allowance ($10.2 million was added to the valuation allowance during the third quarter of 2002 versus none in the third quarter of
2003). The $2.2 million decrease in loan expense was primarily due to lower merchant processing costs, given the sale of the merchant processing during first quarter 2003. Personnel expense increased $7.2 million (with increases of $6.0 million in salary-related expenses and $1.2 million in fringe benefits), particularly attributable to the CFG acquisition and annual merit increases between the periods. Other expense was up $2.1 million, due principally to increased consultant fees, loan collection and foreclosure expenses. Data processing costs increased $0.9 million due to processing for a larger base operation and technology conversions.

Income taxes were up $2.1 million between comparable quarters, due to the increase in income before tax. The effective tax rate was relatively unchanged, at 29.6% for both the third quarter of 2003 and 2002.

Sequential Quarter Results
--------------------------
Net income for the third quarter of 2003 was $58.4 million, up $1.7 million or 3.0% from second quarter 2003 net income of $56.7 million. Return on average equity was 17.75%, up 38 bp from the second quarter of 2003, while return on average assets increased 2 bp to 1.53%. See Tables 1 and 10. At September 30, 2003, total assets were $15.1 billion, a decrease of $105 million, or 0.7%, since June 30, 2003. The change in assets occurred primarily in loans, which declined $98 million between the sequential quarters, including an $82 million decrease in commercial loans and a $20 million decline in residential real estate. Since June 30, 2003, total deposits grew $182 million (primarily in interest-bearing demand deposits), while wholesale funding was down $241 million.

-------------------------------------------------------------------------------------------------------------------------
                                                        TABLE 10
                                             Selected Quarterly Information
                                                    ($ in Thousands)
-------------------------------------------------------------------------------------------------------------------------
                                                                        For the Quarter Ended
                                             ----------------------------------------------------------------------------
                                                Sept. 30,      June 30,       March 31,      Dec.  31,      Sept. 30,
                                                  2003           2003           2003           2002           2002
-------------------------------------------------------------------------------------------------------------------------
Summary of Operations:
Net interest income                           $   128,976    $   127,195    $   127,454    $   129,713    $   128,358
Provision for loan losses                          12,118         12,132         12,960         14,614         12,831
Noninterest income                                 63,888         70,160         65,209         64,349         58,656
Noninterest expense                                97,771        103,919         98,157        102,763         98,183
Income taxes                                       24,589         24,635         23,553         23,244         22,528
                                              ------------------------------------------------------------------------
Net income                                    $    58,386    $    56,669    $    57,993    $    53,441    $    53,472
                                              ========================================================================

Taxable equivalent net interest income        $   135,141    $   133,426    $   133,731    $   135,694    $   134,349
Net interest margin                                  3.78%          3.79%          3.87%          3.87%          3.96%

Average Balances:
Assets                                        $15,152,676    $15,016,497    $14,867,339    $14,901,747    $14,460,358
Earning assets                                 14,128,702     13,991,615     13,836,102     13,870,491     13,427,986
Interest-bearing liabilities                   11,955,420     11,941,877     11,886,642     11,792,552     11,459,673
Loans                                          10,813,769     10,743,430     10,578,430     10,559,154     10,128,826
Deposits                                        9,485,000      9,121,204      8,901,441      8,934,668      8,947,047
Stockholders' equity                            1,304,983      1,308,505      1,280,950      1,275,914      1,268,355

Asset Quality Data:
Allowance for loan losses to total loans             1.71%          1.66%          1.66%          1.58%          1.54%
Nonperforming loans to total loans                   1.22           1.13           0.92           0.96           0.99
Nonperforming assets to total assets                 0.87           0.87           0.71           0.74           0.69
  Net charge offs to average loans
    (annualized)                                     0.31           0.38           0.20           0.28           0.25

-------------------------------------------------------------------------------------------------------------------------


Taxable equivalent net interest income for the third quarter of 2003 was $135.1 million, $1.7 million higher than second quarter 2003. Volume variances impacted taxable equivalent net interest income favorably by $3.1 million (primarily from loan growth), as did the day variance between the quarters ($0.8 million favorable), while rate variances were unfavorable by $2.2 million (primarily from unfavorable rate variance on earning assets exceeding favorable rate variance on interest-bearing liabilities). The net interest margin between the third and second quarters of 2003 was down 1 bp, due to a lower interest rate spread (i.e. a 15 bp drop in the earning asset yield, net of a 14 bp decrease in the average cost of interest-bearing liabilities). Average earning assets increased $137 million (3.9% annualized) between the sequential quarters, attributable to a $70 million increase in average loans (the net of a $94 million increase in commercial loans and a $24 million combined decrease in residential real estate and consumer loans) and a $67 million increase in average investments. The earning asset growth was funded primarily by growth in net free funds (up $124 million, led by increased average demand deposits which grew $138 million). While average interest-bearing liabilities were up $14 million, there was a notable shift from wholesale funding to interest-bearing deposits. Interest-bearing deposits were up $226 million (primarily in interest-bearing demand deposits), while wholesale funding was down $212 million (principally in short-term borrowings).

The provision for loan losses for the third quarter of 2003 was $12.1 million, unchanged from $12.1 million for the second quarter 2003. See Table 10. The allowance for loan losses to loans was 1.71% at September 30, 2003, compared to 1.66% at June 30, 2003. Net charge offs were $8.3 million for third quarter 2003, compared to $10.1 million for second quarter 2003. Annualized net charge offs as a percent of average loans for third quarter were 0.31% versus 0.38% for second quarter 2003. Total nonperforming loans were $125.2 million, up from $117.2 million at June 30, 2003, primarily in accruing loans past due 90 or more days (particularly attributable to the two large commercial credits with specific circumstances). See discussion under sections "Allowance for Loan Losses," and "Nonperforming Loans and Other Real Estate Owned."

Noninterest income decreased $6.3 million to $63.9 million between sequential quarters, attributable principally to mortgage banking income. Mortgage banking income decreased $5.2 million versus the previous quarter. While secondary mortgage production was strong ($1.4 billion in third quarter 2003 compared to $1.2 billion in second quarter 2003), gains on the sales of loans were down $5.1 million due to lower net margins on sales and a reduction in the fair value of the mortgage derivatives. Other noninterest income was down $1.5 million due to the second quarter $1.5 million gain on the sale of out-of-market credit card accounts.

On a sequential quarter basis, noninterest expense decreased $6.1 million, led by an $8.8 million decrease in mortgage servicing rights expense. Prepayment speeds in the servicing portfolio slowed considerably in the third quarter of 2003; as a result, no additional valuation allowance was required in third quarter 2003 compared to $8.5 million of additional valuation allowance provided during second quarter 2003. Personnel expense was up $1.6 million over the previous quarter, predominantly in production-related incentives and temporary help. Data processing costs increased $0.7 million due to higher volume charges and conversion-related costs.

Recent Accounting Pronouncements
--------------------------------
The recent accounting pronouncements have been described in Note 3, "New Accounting Pronouncements," of the notes to consolidated financial statements.

Subsequent Events
-----------------
On October 22, 2003, the Board of Directors declared a $0.34 per share dividend payable on November 17, 2003, to shareholders of record as of November 3, 2003. This cash dividend has not been reflected in the accompanying consolidated financial statements.

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

             Exhibit  99  (b),   Certification   Under   Section  302  of  the
             Sarbanes-Oxley Act of 2002 by Paul S. Beideman, Chief Executive Officer, filed herewith.

             Exhibit  99  (c),   Certification   Under   Section  302  of  the
             Sarbanes-Oxley Act of 2002 by Joseph B. Selner, Chief Financial Officer, filed herewith.

         (b) Reports on Form 8-K:

             A report on Form 8-K dated August 12, 2003,  was filed under Item
             12,   Results  of  Operations  and  Financial   Condition,
             reporting Associated Banc-Corp released its earnings for the quarter ended June 30, 2003.

             A report on Form 8-K dated August 12, 2003, was filed under
             Item 5, Other Events, announcing the Associated Banc-Corp Board of Directors declared its second quarter dividend and announced the repurchase of up to 5% of the Corporation's outstanding shares, or approximately 3.7 million shares.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                         ASSOCIATED BANC-CORP
                                         (Registrant)


Date:  November 11, 2003                 /s/ Paul S. Beideman
                                         --------------------------------------
                                         Paul S. Beideman
                                         President and Chief Executive Officer


Date:  November 11, 2003                 /s/ Joseph B. Selner
                                         --------------------------------------
                                         Joseph B. Selner
                                         Chief Financial Officer