Form 10-K
period 2003-12-31
ASSOCIATED BANC-CORP
filed 2004-03-15
CIK 7789

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)

   X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------   EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                Yes   X      No
                                    -----       -----

As of February 29, 2004, 73,584,829 shares of common stock were outstanding. As of June 30, 2003, (the last business day of the registrant's most recently completed second fiscal quarter) the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $2,588,597,000. Excludes approximately $110,874,000 of market value representing the outstanding shares of the registrant owned by all directors and officers who individually, in certain cases, or collectively, may be deemed affiliates. Includes approximately $187,813,000 of market value representing 6.96% of the outstanding shares of the registrant held in a fiduciary capacity by the trust company subsidiary of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                             Part of Form 10-K Into Which
           Document                     Portions of Documents are Incorporated

Proxy Statement for Annual Meeting of                  Part III
    Shareholders on April 28, 2004

================================================================================

                              ASSOCIATED BANC-CORP
                        2003 FORM 10-K TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I

Item 1.      Business                                                       3

Item 2.      Properties                                                     8

Item 3.      Legal Proceedings                                              8

Item 4.      Submission of Matters to a Vote
             of Security Holders                                            8

PART II

Item 5.      Market for the Corporation's Common Equity
             and Related Stockholder Matters                               11

Item 6.      Selected Financial Data                                       12

Item 7.      Management's Discussion and Analysis
             of Financial Condition and Results of Operations              13

Item 7A.     Quantitative and Qualitative Disclosures About
             Market Risk                                                   49

Item 8.      Financial Statements and Supplementary Data                   50

Item 9.      Changes in and Disagreements With Accountants on
             Accounting and Financial Disclosure                           90

Item 9A.     Controls and Procedures                                       90

PART III

Item 10.     Directors and Executive Officers of the Corporation           90

Item 11.     Executive Compensation                                        90

Item 12.     Security Ownership of Certain Beneficial Owners and
             Management                                                    91

Item 13.     Certain Relationships and Related Transactions                91

Item 14.     Principal Accounting Fees and Services                        91

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports
             on Form 8-K                                                   91

Signatures                                                                 93

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

o    economic,   political,   and  competitive   forces   affecting   Associated
     Banc-Corp's banking, securities, asset management, and credit services businesses; and

o the risk that Associated Banc-Corp's analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. Forward-looking statements speak only as of the date they are made. Associated Banc-Corp undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

                                     PART I

ITEM 1  BUSINESS

General

Associated Banc-Corp (individually referred to herein as the "Parent Company," and together with all of its subsidiaries and affiliates, collectively referred to herein as the "Corporation") is a bank holding company registered pursuant to the Bank Holding Company Act of 1956, as amended (the "Act"). It was incorporated in Wisconsin in 1964 and was inactive until 1969 when permission was received from the Board of Governors of the Federal Reserve System to acquire three banks. At December 31, 2003, the Parent Company owned three commercial banks located in Illinois, Minnesota, and Wisconsin serving their respective local communities and, measured by total assets held at December 31, 2003, was the second largest commercial bank holding company headquartered in Wisconsin. The Parent Company also owned 22 limited purpose banking and nonbanking subsidiaries located in Arizona, California, Illinois, Minnesota, Nevada, and Wisconsin.

Services

The Parent Company provides advice and specialized services to its subsidiaries in policy and operations, including auditing, data processing, marketing/advertising, investing, legal/compliance, personnel services, trust services, risk management, facilities management, security, purchasing, treasury, finance, accounting, and other financial services functionally related to banking.

Responsibility for the management of the subsidiaries remains with their respective boards of directors and officers. Services rendered to the subsidiaries by the Parent Company are intended to assist the local management of these subsidiaries to expand the scope of services offered by them. At December 31, 2003, bank subsidiaries of the Parent Company provided services through 217 locations in 151 communities.

Through its banking subsidiaries and various nonbanking subsidiaries, the Corporation provides a diversified range of banking and nonbanking services to individuals and businesses. These services include checking, savings, and money market deposit accounts, business, personal, educational, residential, and commercial mortgage loans, other consumer-oriented financial services, including IRA and Keogh accounts, lease financing for a variety of capital equipment for commerce and industry, and safe deposit and night depository facilities. Automated Teller Machines (ATMs), which provide 24-hour banking services to customers, are installed in many locations in the Corporation's service areas. The Corporation participates in an interstate and international shared ATM network, which allows its customers to perform banking transactions from their checking, savings, or credit card accounts at ATMs in a multi-state and international environment. Among the services designed specifically to meet the needs of businesses are various types of specialized financing, cash management services, and transfer/collection facilities.

The Corporation provides lending, depository, and related financial services to individual, commercial, industrial, financial, and governmental customers. Term loans, revolving credit arrangements, letters of credit, inventory and accounts receivable financing, real estate construction lending, and international banking services are available.

The Corporation is involved in the origination, servicing, and warehousing of mortgage loans and the sale of such loans to investors. The primary focus is on one- to four-family residential and multi-family properties, which are generally salable into the secondary mortgage market. The principal mortgage lending areas are Wisconsin, Minnesota, and Illinois. Nearly all long-term, fixed-rate real estate mortgage loans generated are sold in the secondary market and to other financial institutions, with the servicing of those loans retained.

In addition to real estate loans, the Corporation originates and/or services consumer loans, business credit card loans, and student loans. Consumer, home equity, and student lending activities are principally conducted in Wisconsin, Minnesota, and Illinois, while the credit card base and resulting loans are principally centered in the Midwest.

Lending involves credit risk. Credit risk is controlled and monitored through active asset quality management and the use of lending standards, thorough review of potential borrowers, and active asset quality administration. Active asset quality administration, including early problem loan identification and timely resolution of problems, further ensures appropriate management of credit risk and minimization of loan losses. The allowance for loan losses represents management's estimate of an amount adequate to provide for probable losses inherent in the loan portfolio. Management's evaluation of the adequacy of the allowance for loan losses is based on management's ongoing review and grading of the loan portfolio, consideration of past loan loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, current economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect potential credit losses. Credit risk management is discussed under sections "Critical Accounting Policies," "Loans," "Allowance for Loan Losses," and "Nonperforming Loans, Potential Problem Loans, and Other Real Estate Owned" in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and under Note 1, "Summary of Significant Accounting Policies," and Note 4, "Loans," in the notes to consolidated financial statements.

Additional emphasis is given to noncredit services for commercial customers, such as advice and assistance in the placement of securities, corporate cash management, and financial planning. The bank subsidiaries make available check clearing, safekeeping, loan participations, lines of credit, portfolio analyses, and other services to approximately 120 correspondent financial institutions.

The Corporation offers a wide variety of fiduciary, investment management, advisory, and corporate agency services to individuals, corporations, charitable trusts, foundations, and institutional investors. It also administers (as trustee and in other fiduciary and representative capacities) pension, profit sharing, and other employee benefit plans, and personal trusts and estates.

Discount and full-service brokerage services are offered by the Corporation through registered broker-dealers. These services include the sale of fixed and variable annuities, mutual funds, and securities.

Certain of the Corporation's subsidiaries headquartered in Arizona and Wisconsin provide commercial and individual insurance services and engage in reinsurance activities. Various life, property, casualty, credit, and mortgage insurance products are also offered. Employment advisory and counseling services are provided to the Parent Company's subsidiaries and customers through an employment advisory subsidiary. Two investment subsidiaries located in Nevada hold, manage, and trade cash, stocks, and securities and reinvest investment income. Three additional investment subsidiaries formed in Nevada and headquartered and domiciled in the Cayman Islands, provide investment services for Associated Bank, National Association and Associated Bank Minnesota,
National Association. The investment subsidiaries also provide management services to the Corporation's Real Estate Investment Trust ("REIT") subsidiaries. The Corporation does not engage in any material operations in foreign countries.

The Corporation is not dependent upon a single or a few customers, the loss of which would have a material adverse effect on the Corporation. No material portion of the business of the Corporation is seasonal.

Employees

At December 31, 2003, the Corporation had 4,091 full-time equivalent  employees.

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

Supervision and Regulation

Financial institutions are highly regulated both at the federal and state level. Numerous statutes and regulations affect the business of the Corporation.

As a registered bank holding company under the Act, the Parent Company and its nonbanking subsidiaries are regulated and supervised by the Board of Governors of the Federal Reserve System (the "FRB"). The nationally chartered bank subsidiaries are supervised and examined by the Comptroller of the Currency. The sole state chartered bank subsidiary is supervised and examined by the applicable Illinois state banking agency and by the Federal Deposit Insurance Corporation (the "FDIC"). All subsidiaries of the Parent Company that accept insured deposits are subject to examination by the FDIC.

The Gramm-Leach-Bliley Act of 1999 made major amendments to the Act. The amendments, among other things, allow certain qualifying bank holding companies to engage in activities that are financial in nature and that explicitly include the underwriting and sale of insurance. The Act's provisions governing the scope and manner of the FRB's supervision of bank holding companies, the manner in which activities may be found to be financial in nature, and the extent to which state laws on insurance will apply to insurance activities of banks and bank subsidiaries were also amended. The FRB has issued regulations implementing these provisions. The Act, as amended, allows for the expansion of activities by banking organizations and permits consolidation among financial organizations generally. The Parent Company is required to act as a source of financial strength to each of its subsidiaries pursuant to which it may be required to commit financial resources to support such subsidiaries in circumstances when, absent such requirements, it might not do so. The Act also requires the prior approval of the FRB to enable the Parent Company to acquire direct or indirect control of more than five percent of any class of voting shares of any bank or bank holding company. The Act further regulates the Corporation's activities, including requirements and limitations relating to capital, transactions with officers, directors and affiliates, securities issuances, dividend payments, inter-affiliate liabilities, extensions of credit, and expansion through mergers and acquisitions.

The federal regulatory authorities have broad authority to enforce the regulatory requirements imposed on the Corporation. In particular, the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), and their implementing regulations, carry greater enforcement powers. Under FIRREA, all commonly controlled FDIC insured depository institutions may be held liable for any loss incurred by the FDIC resulting from a failure of, or any assistance given by the FDIC to, any commonly controlled institutions. Pursuant to certain provisions under FDICIA, the federal regulatory agencies have broad powers to take prompt corrective action if a depository institution fails to maintain certain capital levels. Prompt corrective action may include, without limitation, restricting the ability of the Corporation to pay dividends, restricting acquisitions or other activities, and placing limitations on asset growth.

Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal Act"), an adequately capitalized and managed bank holding company may acquire banks in states other than its home state without regard to the permissibility of such acquisitions under state law, but remain subject to state requirements that a bank has been organized and operating for a period of time. Subject to certain other restrictions, the Riegle-Neal Act also authorizes banks to merge across state lines to create interstate branches. The Riegle-Neal Amendments Act of 1997 provides guidance on the application of host state laws to any branch located outside the host state.

The FDIC maintains the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") by assessing depository institutions an insurance premium twice a year. The amount each institution is assessed is based both on the balance of insured deposits held during the preceding two quarters, as well as on the degree of risk the institution poses to the insurance fund. FDIC assesses higher rates on those institutions that pose greater risks to the insurance funds. Effective April 1, 2000, the FDIC Board of Directors ("FDIC Board") adopted revisions to the FDIC's regulation governing deposit insurance
assessments which  it  believes   enhance  the  present   system  by  allowing
institutions with improving capital positions to benefit from the improvement more quickly while requiring those with failing capital to pay a higher assessment sooner. The Federal Deposit Insurance Act governs the authority of the FDIC Board to set BIF and SAIF assessment rates and directs the FDIC Board to establish a risk-based assessment system for insured depository institutions and set assessments to the extent necessary to maintain the reserve ratio at 1.25%.

In 2001, Congress enacted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA Patriot Act) Act of 2001 (the "Patriot Act"). The Patriot Act is designed to deny terrorists and criminals the ability to obtain access to the United States' financial system and has significant implications for depository institutions, brokers, dealers, and other businesses involved in the transfer of money. The Patriot Act mandates financial services companies to implement additional policies and procedures with respect to additional measures designed to address any or all of the following matters: money laundering, terrorist financing, identifying and reporting suspicious activities and currency transactions, and currency crimes.

The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") addresses, among other things, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. The New York Stock Exchange and NASDAQ submitted corporate governance rules to the Securities and Exchange Commission ("SEC") which were approved on November 4, 2003. These changes are intended to allow stockholders to monitor the performance of companies and directors more easily and efficiently. Effective August 29, 2002, as prescribed by

Sections 302(a) and 906 (effective July 29, 2002) of Sarbanes-Oxley, the Corporation's chief executive officer ("CEO") and chief financial officer ("CFO") each are required to certify that the Corporation's quarterly and annual reports do not contain any untrue statement of a material fact. Section 404 of Sarbanes-Oxley, which does not become effective until 2004, requires that the CEO and CFO certify that they (i) are responsible for establishing, maintaining, and regularly evaluating the effectiveness of the Corporation's internal controls; (ii) have made certain disclosures to the Corporation's auditors and the audit committee of the Corporation's board of directors ("Board of Directors") about the Corporation's internal controls; and (iii) have included information in the Corporation's quarterly and annual reports about their evaluation and whether there have been significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to such evaluation. The requirements under Sarbanes-Oxley will not result in any significant changes to the Corporation's current processes and procedures, and the Corporation is prepared to implement any changes necessary within the specified timeframe. At its January 22, 2003, and April 23, 2003, meetings, the Board of Directors approved a series of actions to strengthen its corporate governance practices, including the adoption of a Code of Ethics for Directors and Executive Officers, the establishment of a toll-free ethics hotline (i.e., "whistle blower"), and the revision of the following charters: Audit Committee, Administrative Committee, Nominating and Search Committee, and Corporate Development Committee. Additional information regarding the Corporation's corporate governance practices is available on its web site at www.associatedbank.com.

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

Government Monetary Policies and Economic Controls

The earnings and growth of the banking industry and the Corporation are affected by the credit policies of monetary authorities, including the Federal Reserve System ("Federal Reserve"). An important function of the Federal Reserve is to regulate the national supply of bank credit in order to combat recession and curb inflationary pressures. Among the instruments of monetary policy used by the Federal Reserve to implement these objectives are open market operations in U.S. government securities, changes in reserve requirements against member bank deposits, and changes in the Federal Reserve discount rate. These means are used in varying combinations to influence overall growth of bank loans, investments, and deposits, and may also affect interest rates charged on loans or paid for deposits. The monetary policies of the Federal Reserve authorities have had a significant effect on the operating results of commercial banks in the past and are expected to continue to have such an effect in the future.

In view of changing conditions in the national economy and in the money markets, as well as the effect of credit policies by monetary and fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, and loan demand, or their effect on the business and earnings of the Corporation.

Available Information

The Corporation files annual, quarterly, and current reports, proxy statements, and other information with the SEC. These filings are available to the public over the Internet at the SEC's web site at www.sec.gov. Shareholders may also read and copy any document that the Corporation files at the SEC's public reference room located at 450 Fifth Street, NW, Washington, DC 20549. Shareholders may call the SEC at 1-800-SEC-0330 for further information on the public reference room.

The Corporation's principal Internet address is www.associatedbank.com. The Corporation makes available free of charge on www.associatedbank.com its Code of Ethics for Directors and Executive Officers and its annual report, as soon as reasonably practicable after the Corporation electronically files such material with, or furnishes it to, the SEC. In addition, shareholders may request a copy of any of the  Corporation's  filings  (excluding  exhibits)  at no  cost  by  writing, telephoning, faxing, or e-mailing the Corporation at the following address, telephone number, fax number or e-mail address: Associated Banc-Corp, Attn:
Shareholder Relations, 1200 Hansen Road, Green Bay, WI 54304; phone 920-491-7006; fax 920-491-7010; or e-mail to shareholders@associatedbank.com.

ITEM 2  PROPERTIES

The Corporation's headquarters are located in the Village of Ashwaubenon, Wisconsin, in a leased facility with approximately 30,000 square feet of office space. The space is subject to a five-year lease with two consecutive five-year extensions.

At December 31, 2003, the bank subsidiaries occupied 217 offices in 151 different communities within Illinois, Minnesota, and Wisconsin. The main office of Associated Bank, National Association, is owned. The bank subsidiary main offices in downtown Chicago and Minneapolis are located in the lobbies of multistory office buildings. Most bank subsidiary branch offices are freestanding buildings that provide adequate customer parking, including drive-through facilities of various numbers and types for customer convenience. Some bank subsidiaries also have branch offices in supermarket locations or in retirement communities. In addition, the Corporation owns other real property that, when considered in the aggregate, is not material to its financial position.

ITEM 3  LEGAL PROCEEDINGS

In the ordinary course of business, the Corporation may be named as defendant in or be a party to various pending and threatened legal proceedings. In view of the intrinsic difficulty in ascertaining the outcome of such matters, the Corporation cannot state what the eventual outcome of any such proceeding will be. Management believes, based upon discussions with legal counsel and current knowledge, that liabilities arising out of any such proceedings (if any) will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Corporation.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

Executive Officers of the Corporation

Pursuant to General Instruction G of Form 10-K, the following list is included as an unnumbered item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 2004.

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

          Name                         Offices and Positions Held                Date of Election
          ----                         --------------------------                ----------------
Paul S. Beideman           President & Chief Executive Officer of Associated      April 23, 2003
Age: 54                    Banc-Corp; Chairman and President of Associated
                           Bank, National Association (subsidiary); Director
                           of Associated Trust Company, National Association
                           (subsidiary)

          Name                         Offices and Positions Held                Date of Election
          ----                         --------------------------                ----------------
Robert C. Gallagher        Chairman of the Board of Associated Banc-Corp          April 28, 1982
Age: 65

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

Brian R. Bodager           Chief Administrative Officer, General Counsel, and     July 22, 1992
Age: 48                    Corporate Secretary of Associated Banc-Corp;
                           Director of Associated Bank, National Association
                           (subsidiary); Director of Associated Bank Illinois,
                           National Association (former subsidiary); Executive
                           Vice President, Secretary, and Director of Associated
                           Trust Company, National Association (subsidiary);
                           Chairman of the Board, Associated Financial Group,
                           LLC (subsidiary)

Mark J. McMullen           Director, Wealth Management, of Associated              June 2, 1981
Age: 55                    Banc-Corp; Director of Associated Bank, National
                           Association (subsidiary); Chairman and Chief
                           Executive Officer of Associated Trust Company,
                           National Association (subsidiary); Director,
                           Associated Financial Group, LLC (subsidiary)

                           Prior to July 1999, Senior Executive Vice
                           President and Director of Associated Bank Green
                           Bay, N.A. (former subsidiary)

Donald E. Peters           Director, Systems and Operations, of Associated       October 27, 1997
Age: 54                    Banc-Corp; Director of Associated Bank, National
                           Association (subsidiary); Director of Associated
                           Trust Company, National Association (subsidiary);
                           Chairman of the Board of Associated Card Services
                           Bank, National Association (former subsidiary);
                           Chairman of the Board of Associated Mortgage, Inc.
                           (subsidiary)

                           From October 1997 to November 1998, Director of
                           Systems and Operations of Associated Banc-Corp;
                           Executive Vice President of First Financial Bank
                           (former subsidiary)

Joseph B. Selner           Chief Financial Officer of Associated Banc-Corp;      January 25, 1978
Age: 57                    Director of Associated Bank, National Association
                           (subsidiary); Director of Associated Trust
                           Company, National Association (subsidiary)

          Name                         Offices and Positions Held                Date of Election
          ----                         --------------------------                ----------------
Gordon J. Weber            Director, Corporate Banking, of Associated            January 1, 1973
Age: 56                    Banc-Corp; Director of Associated Bank, National
                           Association (subsidiary); Director of Associated
                           Bank Illinois, National Association (former
                           subsidiary); Director of Associated Bank
                           Minnesota, National Association (subsidiary);
                           Director of Associated Trust Company, National
                           Association (subsidiary)

                           Prior to April 2001, President, Chief Executive
                           Officer, and Director of Associated Bank Milwaukee
                           (former subsidiary); Director of Associated Bank
                           South Central (former subsidiary)

William M. Bohn            Director, Legal, Compliance, and Risk Management,      April 23, 1997
Age: 37                    of Associated Banc-Corp; Chief Executive Officer
                           and a Director of Associated Financial Group, LLC
                           (subsidiary)

Robert J. Johnson          Director, Corporate Human Resources, of Associated    January 22, 1997
Age: 58                    Banc-Corp; Director, Associated Financial Group,
                           LLC (subsidiary)

Gordon C. King             Chief Credit Officer of Associated Banc-Corp          January 22, 2003
Age: 42
                           From 1996 to October 2001, Senior Vice President
                           and Credit Administration Manager of Associated
                           Bank Milwaukee (former subsidiary)

Arthur E. Olsen, III       General Auditor of Associated Banc-Corp                July 28, 1993
Age: 52

Teresa A. Rosengarten      Director of Consumer Banking of Associated            October 25, 2000
Age:  43                   Banc-Corp
                           From October 2000 to September 2003, Treasurer of
                           Associated Banc-Corp

                           From March 1994 to August 2000, Treasurer of a
                           Tennessee-based bank holding company

                                     PART II

ITEM 5  MARKET FOR THE CORPORATION'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

Information in response to this item is incorporated by reference to the table "Market Information" on Page 77 and the discussion of dividend restrictions in
Note 11, "Stockholders' Equity," of the notes to consolidated financial statements included under Item 8 of this document. The Corporation's common stock is traded on The Nasdaq Stock Market under the symbol ASBC.

The approximate number of equity security holders of record of common stock, $.01 par value, as of February 29, 2004, was 9,707. Certain of the Corporation's shares are held in "nominee" or "street" name and the number of beneficial owners of such shares is approximately 28,832.

Payment of future dividends is within the discretion of the Board of Directors and will depend, among other factors, on earnings, capital requirements, and the operating and financial condition of the Corporation. At the present time, the Corporation expects that dividends will continue to be paid in the future.

ITEM 6  SELECTED FINANCIAL DATA

TABLE 1: EARNINGS SUMMARY AND SELECTED FINANCIAL DATA
(In Thousands, except per share data)

                                                  %                                                            5-Year
                                                Change                                                        Compound
                                               2002 to                                                        Growth
   Years ended December 31,           2003      2003        2002          2001         2000           1999    Rate (4)
-----------------------------------------------------------------------------------------------------------------------
Interest income                  $   727,364    (8.2)%  $   792,106  $   880,622   $   931,157   $   814,520    (1.5)%
Interest expense                     216,602   (25.5)       290,840      458,637       547,590       418,775   (12.0)
                                ---------------------------------------------------------------------------------------
Net interest income                  510,762     1.9        501,266      421,985       383,567       395,745     6.4
Provision for loan losses             46,813    (7.7)        50,699       28,210        20,206        19,243    26.0
                                ---------------------------------------------------------------------------------------
Net interest income after
  provision for loan losses          463,949     3.0        450,567      393,775       363,361       376,502     5.2
Noninterest income                   246,435    14.2        215,820      192,342       183,600       164,592     8.2
Noninterest expense                  388,668     5.0        370,061      335,108       317,140       303,778     5.8
                                ---------------------------------------------------------------------------------------
Income before income taxes           321,716     8.6        296,326      251,009       229,821       237,316     6.7
Income tax expense                    93,059     8.7         85,607       71,487        61,838        72,373     4.1
                                ---------------------------------------------------------------------------------------
NET INCOME                       $   228,657     8.5%   $   210,719  $   179,522   $   167,983   $   164,943     7.8%
                                =======================================================================================

Basic earnings per share (1)     $      3.10     9.9%   $      2.82  $      2.47   $      2.24   $      2.15     8.6%
Diluted earnings per share (1)          3.07    10.0           2.79         2.45          2.23          2.13     8.6
Cash dividends per share (1)            1.33     9.9           1.21         1.11          1.01          0.96     9.1
Weighted average shares
outstanding (1):
   Basic                              73,745    (1.3)        74,685       72,587        75,005        76,844    (0.7)
   Diluted                            74,507    (1.3)        75,493       73,167        75,251        77,514    (0.7)
SELECTED FINANCIAL DATA
Year-End Balances:
Loans                            $10,291,810    (0.1)%  $10,303,225  $ 9,019,864   $ 8,913,379   $ 8,343,100     7.2%
Allowance for loan losses            177,622     9.3        162,541      128,204       120,232       113,196    12.2
Investment securities              3,773,784    12.2      3,362,669    3,197,021     3,260,205     3,270,383     5.4
Total assets                      15,247,894     1.4     15,043,275   13,604,374    13,128,394    12,519,902     6.3
Deposits                           9,792,843     7.3      9,124,852    8,612,611     9,291,646     8,691,829     2.7
Long-term debt                     1,852,219    (2.9)     1,906,845    1,103,395       122,420        24,283   134.7
Company-obligated mandatorily
  redeemable preferred
    securities                       181,941    (4.3)       190,111          ---           ---           ---     N/M
Stockholders' equity               1,348,427     6.0      1,272,183    1,070,416       968,696       909,789     8.9
Book value per share (1)               18.39     7.4          17.13        14.89         13.32         11.90     9.8
                                ---------------------------------------------------------------------------------------
Average Balances:
Loans                            $10,622,499     6.2%   $10,002,478  $ 9,092,699   $ 8,688,086   $ 7,800,791     7.9%
Investment securities              3,302,460     1.2      3,262,843    3,143,787     3,317,499     3,119,923     3.8
Total assets                      14,969,860     4.7     14,297,418   13,103,754    12,810,235    11,698,104     7.1
Deposits                           9,299,506     4.3      8,912,534    8,581,233     9,102,940     8,631,652     2.0
Stockholders' equity               1,300,990     5.6      1,231,977    1,037,158       920,169       914,082     8.7
                                ---------------------------------------------------------------------------------------
Financial Ratios: (2)
Return on average equity               17.58%     48          17.10%       17.31%        18.26%        18.04%
Return on average assets                1.53       6           1.47         1.37          1.31          1.41
Net interest margin                     3.84     (11)          3.95         3.62          3.36          3.74
Average equity to average
  assets                                8.69       7           8.62         7.91          7.18          7.81
Dividend payout ratio (3)              42.90      (7)         42.97        44.90         45.09         44.65

(1) Share and per share data adjusted retroactively for stock splits and stock dividends.
(2)  Change in basis points.
(3)  Ratio is based upon basic earnings per share.
(4) Base year used in 5-year compound growth rate is 1998 consolidated financial data.
N/M = not meaningful

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

During 2003, the Corporation merged Associated Card Services Bank, National Association, and Associated Bank Illinois, National Association, into Associated Bank, National Association, to create a single national banking charter headquartered in Green Bay, Wisconsin. Also during 2003, the Corporation merged Wisconsin Finance Corporation, Citizens Financial Services, Inc., and Signal Finance Company into a single finance company under the name Riverside Finance, Inc. During the second quarter of 2002, the Corporation merged the Minnesota bank subsidiaries (Associated Bank Minnesota, Signal Bank National Association, and Signal Bank South National Association) into a single national banking charter under the name Associated Bank Minnesota, National Association.

The financial discussion that follows may refer to the effect of the Corporation's business combination activity, detailed under section, "Business Combinations," and Note 2, "Business Combinations," of the notes to consolidated financial statements. The detailed financial discussion focuses on 2003 results compared to 2002. Discussion of 2002 results compared to 2001 is predominantly in section "2002 Compared to 2001."

Critical Accounting Policies

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses, mortgage servicing rights valuation, derivative financial instruments and hedging activities, and income taxes.

The consolidated financial statements of the Corporation are prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. This preparation requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions, and judgments reflected in the financial statements. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management believes the following policies are both important to the portrayal of the Corporation's financial condition and results and require subjective or complex judgments and, therefore, management considers the following to be critical accounting policies. The critical accounting policies are discussed directly with the Audit Committee of the Corporation.

Allowance for Loan Losses:

Management's evaluation process used to determine the adequacy of the allowance for loan losses is subject to the use of estimates, assumptions, and judgments. The evaluation process combines several factors: management's ongoing review and grading of the loan portfolio, consideration of past loan loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect probable credit losses. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change significantly. As an integral part of their examination process, various regulatory agencies also review the allowance for loan losses. Such agencies may require that certain loan balances be charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. The Corporation believes the allowance for loan losses is adequate and properly recorded in the consolidated financial statements. See Note 1, "Summary of Significant Accounting Policies," and Note 4, "Loans," of the notes to consolidated financial statements and section "Allowance for Loan Losses."

Mortgage  Servicing  Rights  Valuation:

The fair value of the Corporation's mortgage servicing rights asset is important to the presentation of the consolidated financial statements since the mortgage servicing rights are carried on the consolidated balance sheet at the lower of amortized cost or fair value. Mortgage servicing rights do not trade in an active open market with readily observable prices. As such, like other participants in the mortgage banking business, the Corporation relies on an internal discounted cash flow model to estimate the fair value of its mortgage servicing rights and consults periodically with third parties as to the assumptions used and that the resultant valuation is within the context of the market. While the Corporation believes that the values produced by its internal model are indicative of the fair value of its mortgage servicing rights portfolio, these values can change significantly depending upon the then current interest rate environment, estimated prepayment speeds of the underlying mortgages serviced, and other economic conditions. The proceeds that might be received should the Corporation actually consider a sale of the mortgage servicing rights portfolio could differ from the amounts reported at any point in time. The Corporation believes the mortgage servicing rights asset is properly recorded in the consolidated financial statements. See Note 1, "Summary of Significant Accounting Policies," and Note 5, "Goodwill and Other Intangible Assets," of the notes to consolidated financial statements and section "Noninterest Expense."

Derivative Financial Instruments and Hedge Accounting:

In various aspects of its business, the Corporation uses derivative financial instruments to modify exposures to changes in interest rates and market prices for other financial instruments. Substantially all of these derivative financial instruments are designated as hedges for financial reporting purposes. The application of the hedge accounting policy requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings, and measurement of changes in the fair value of hedged items. However, if in the future the derivative financial instruments used by the Corporation no longer qualify for hedge accounting treatment and, consequently, the change in the fair value of hedged items could be recognized in earnings, the impact on the consolidated results of operations and reported earnings could be significant. The Corporation believes hedge effectiveness is evaluated properly in the consolidated financial statements. See Note 1, "Summary of Significant Accounting Policies," and Note 15, "Derivative and Hedging Activities," of the notes to consolidated financial statements.

Income Tax Accounting:

The  assessment  of tax assets and  liabilities  involves the use of  estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management's current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. The Corporation believes the tax assets and liabilities are adequate and properly recorded in the consolidated financial statements. See
Note 1, "Summary of Significant Accounting Policies," and Note 13, "Income Taxes," of the notes to consolidated financial statements and section "Income Taxes."

Segment Review

As described in Note 20, "Segment Reporting," of the notes to consolidated financial statements, the Corporation's primary reportable segment is banking, conducted through its bank and lending subsidiaries. Banking includes: a) community banking - lending and deposit gathering to businesses (including business-related services such as cash management and international banking services) and to consumers (including mortgages and credit cards); b) corporate banking - specialized lending (such as commercial real estate), lease financing, and banking to larger businesses and metro or niche markets; and c) the support to deliver banking services.

The Corporation's profitability is primarily dependent on net interest income, noninterest income, the level of the provision for loan losses, noninterest expense, and taxes of its banking segment. The consolidated discussion is therefore predominantly describing the banking segment results. The critical accounting policies primarily affect the banking segment, with the exception of income tax accounting, which affects both the banking and other segments (see section "Critical Accounting Policies").

Overview

The Corporation is a multi-bank holding company headquartered in Wisconsin, providing a diversified range of banking and nonbanking services to individuals and businesses primarily in its three-state footprint (Wisconsin, Illinois and Minnesota).

The Corporation's primary sources of revenue are net interest income (predominantly from loans and deposits, though also from investments and other funding sources), and noninterest income, particularly fees and other revenue from financial services provided to customers. Business volumes and pricing drive revenue potential, and tend to be influenced by overall economic factors, including market interest rates, business spending, consumer confidence, economic growth, and competitive conditions within the marketplace as well.

Noninterest income growth in 2003 was led by mortgage banking income. During 2003, interest rates reached record lows, resulting in an unprecedented volume of mortgage loan originations and refinances. As a result, mortgage banking income was up 25% over 2002. A rapid rise in mortgage interest rates, particularly during late third quarter, slowed mortgage loan volume. Industry expectations are for mortgage originations to fall dramatically in 2004, and as such the Corporation expects lower mortgage banking income for 2004. Noninterest income sources continue to be diversified, including the Corporation's acquisition of an insurance agency in 2003.

The Corporation's loan mix changed during 2003, though total loans were $10.3 billion at year-end 2003, unchanged from year-end 2002. Competitive pricing on new and refinanced loans in the low rate environment put downward pressure on loan yields and the net interest margin in 2003. Residential mortgage loans decreased 11.7%, strongly influenced by high refinance activity. Home equity (an area of emphasis for 2003 and an attractive product to consumers given the low rate environment) and other consumer loans combined grew 5.4%, and commercial loans grew 3.0%. Increases in business spending and consumer confidence in 2004, along with an increase in interest rates, could create an environment for increased earnings from loans for 2004.

Growth in deposits continued to be strong throughout 2003. This growth reflects a number of strategic initiatives to grow the deposit base, as well as customer preference to keep funds more liquid in this prolonged low interest rate environment. Deposit growth initiatives will continue in 2004.

Asset quality administration was active during 2003 with early identification of potential problems and progress on several larger problem credits. At year-end 2003 nonperforming loans were higher than historic levels, but a 1.73% allowance for loan losses to loans ratio was deemed adequate by management. Certain economic indicators suggest that business spending has begun to increase and that business and consumer financial positions are improving in line with recent economic improvements. While uncertainty exists as to how robust or sustainable this trend may be, the impact of such improvements would likely be positive to the Corporation's credit quality indicators and could lead to a lower provision for loan losses in 2004 than in 2003.

The efficiency ratio (defined as noninterest expense divided by the sum of taxable equivalent net interest income plus noninterest income, excluding net asset and securities gains) was 49.84% for 2003 and 49.95% for 2002. The Corporation has and will continue to monitor costs.

Performance Summary

The Corporation recorded net income of $228.7 million for the year ended December 31, 2003, an increase of $18.0 million or 8.5% over the $210.7 million earned in 2002. Basic earnings per share for 2003 were $3.10, a 9.9% increase over 2002 basic earnings per share of $2.82. Earnings per diluted share were $3.07, a 10.0% increase over 2002 diluted earnings per share of $2.79. Return on average assets and return on average equity for 2003 were 1.53% and 17.58%, respectively, compared to 1.47% and 17.10%, respectively, for 2002. Cash dividends of $1.33 per share paid in 2003 increased by 9.9% over 2002. Key factors behind these results were:

o Taxable equivalent net interest income was $535.7 million for 2003, $10.3 million or 2.0% higher than 2002. Although taxable equivalent interest income decreased $63.9 million, interest expense decreased by $74.2 million. The increase in taxable equivalent net interest income was attributable to favorable volume variances (with balance sheet growth and differences in the mix of average earning assets and average interest-bearing liabilities adding $21.6 million to taxable equivalent net interest income), offset partly by unfavorable rate variances (as the impact of changes in the interest rate environment reduced taxable equivalent net interest income by $11.3 million). Average earning assets increased $652 million to $13.9 billion, while interest-bearing liabilities increased $459 million to $11.9 billion.

o Net interest income and net interest margin were impacted in 2003 by the sustained low interest rate environment, competitive pricing pressures, higher earning asset balances, and total deposit growth. The average Federal funds rate of 1.12% in 2003 was 55 basis points ("bp") lower than the 1.67% average rate in 2002.

o The net interest margin for 2003 was 3.84%, compared to 3.95% in 2002. The 11 bp decrease in net interest margin is attributable to the net of a 3 bp decrease in interest rate spread (the net of a 75 bp decrease in the yield on earning assets, substantially offset by a 72 bp lower cost of interest-bearing liabilities), and an 8 bp lower contribution from net free funds.

o Total loans were $10.3 billion at December 31, 2003, relatively unchanged from December 31, 2002. Commercial loan balances grew $188 million (3.0%) and represented 63% of total loans at December 31, 2003, compared to 61% at year-end 2002. Total deposits were $9.8 billion at December 31, 2003, an increase of $668 million or 7.3% from year-end 2002, particularly in lower-costing deposits.

o Asset quality was affected by the impact of challenging economic conditions on customers. Net charge offs were $31.7 million, an increase of $3.4 million over 2002, with the majority of the increase attributable to charge offs in the commercial loan portfolio. Net charge offs were 0.30% of average loans compared to 0.28% in 2002. The provision for loan losses decreased to $46.8 million compared to $50.7 million in 2002. The ratio of allowance for loan losses to loans was 1.73% and 1.58% at December 31, 2003 and 2002, respectively. Nonperforming loans were $121.5 million, representing 1.18% of total loans at year-end 2003, compared to $99.3 million or 0.96% of total loans at year-end 2002.

o Noninterest income was $246.4 million for 2003, $30.6 million or 14.2% higher than 2002, led by strong results in mortgage banking and retail commissions. Mortgage banking revenue increased $16.6 million (25.0%) to $83.0 million, driven by strong secondary mortgage production and resultant loan sales. Retail commissions grew $7.3 million (40.0%) over 2002, primarily attributable to the acquisition of CFG Insurance Services, Inc. ("CFG") in April 2003 (see section "Business Combinations").

o Noninterest expense was $388.7 million, up $18.6 million or 5.0% over 2002, due principally to personnel expense. Personnel expense rose $19.0 million or 10.0%, primarily due to the timing of acquisitions and merit increases between the years.

o Income tax expense increased to $93.1 million, up $7.5 million from 2002. The increase was primarily attributable to higher net income before tax as the effective tax rate was unchanged at 28.9%.

Business Combinations

In 2003 there was one completed business combination. On April 1, 2003, the Corporation consummated its cash acquisition of 100% of the outstanding shares of CFG, a closely held insurance agency headquartered in Minnetonka, Minnesota. Effective June 2003, CFG operated as Associated Financial Group, LLC. CFG, an independent, full-line insurance agency, was acquired to enhance the growth of the Corporation's existing insurance business. The acquisition was accounted for under the purchase method of accounting; thus, the results of operations prior to the consummation date were not included in the accompanying consolidated financial statements. Goodwill of approximately $12 million and other intangibles of approximately $15 million recognized in the transaction at acquisition were assigned to the wealth management segment.

There was one completed business combination during 2002. On February 28, 2002, the Corporation consummated its acquisition of 100% of the outstanding common shares of Signal Financial Corporation ("Signal"), a financial holding company headquartered in Mendota Heights, Minnesota. Signal operated banking branches in nine locations in the Twin Cities and Eastern Minnesota. As a result of the acquisition, the Corporation expanded its Minnesota presence, particularly in the Twin Cities area. The Signal transaction was consummated through the issuance of approximately 4.1 million shares of common stock and $58.4 million in cash for a purchase price of $192.5 million. The value of the shares was determined using the closing stock price of the Corporation's stock on September 10, 2001, the initiation date of the transaction. Goodwill of approximately $119.7 million and other intangibles of approximately $5.6 million recognized in the transaction were assigned to the banking segment. The acquisition was accounted for under the purchase method of accounting; thus, the results of operations prior to the consummation date were not included in the accompanying consolidated financial statements. There were no business combinations during 2001. The Corporation's business combination activity is further summarized in
Note 2, "Business Combinations," of the notes to consolidated financial statements.

INCOME STATEMENT ANALYSIS

Net Interest Income

Net interest income in the consolidated statements of income (which excludes the taxable equivalent adjustment) was $510.8 million, compared to $501.3 million in 2002. The taxable equivalent adjustments (the adjustments to bring tax-exempt interest to a level that would yield the same after-tax income had that income been subject to taxation using a 35% tax rate) of $24.9 million for 2003 and $24.0 million for 2002 resulted in fully taxable equivalent net interest income of $535.7 million and $525.3 million, respectively.

Net interest income is the primary source of the Corporation's revenue. Net interest income is the difference between interest income on earning assets, such as loans and securities, and the interest expense on interest-bearing deposits and other borrowings used to fund interest-earning and other assets or activities. The amount of net interest income is affected by changes in interest rates and by the amount and composition of earning assets and interest-bearing liabilities. Additionally, net interest income is impacted by the sensitivity of the balance sheet to changes in interest rates, which factors in characteristics such as the fixed or variable nature of the financial instruments, contractual maturities, repricing frequencies, and the use of interest rate swaps and caps.

Interest rate spread and net interest margin are utilized to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on earning assets and the rate paid for interest-bearing liabilities that fund those assets. The net interest margin is expressed as the percentage of net interest income to average earning assets. The net interest margin exceeds the interest rate spread because noninterest-bearing sources of funds ("net free funds"), principally demand deposits and stockholders' equity, also support earning assets. To compare tax-exempt asset yields to taxable yields, the yield on tax-exempt loans and securities is computed on a taxable equivalent basis. Net interest income, interest rate spread, and net interest margin are discussed on a taxable equivalent basis.

Table 2 provides average balances of earning assets and interest-bearing liabilities, the associated interest income and expense, and the corresponding interest rates earned and paid, as well as net interest income, interest rate spread, and net interest margin on a taxable equivalent basis for the three years ended December 31, 2003. Tables 3 through 5 present additional information to facilitate the review and discussion of taxable equivalent net interest income, interest rate spread, and net interest margin.

Taxable equivalent net interest income was $535.7 million for 2003, an increase of $10.3 million or 2.0% from 2002. The increase in taxable equivalent net interest income was a function of a higher level of earning assets, offset by unfavorable interest rate changes. The net interest margin for 2003 was 3.84%, compared to 3.95% in 2002. The 11 bp compression in net interest margin is attributable to a 3 bp decrease in interest rate spread (with a 75 bp decrease in the yield on earning assets, substantially offset by a 72 bp lower cost of interest-bearing liabilities), and an 8 bp lower contribution from net free funds (impacted by the lower 2003 rate environment, despite a $194 million increase in average net free funds). Interest rates were generally stable and historically low during both 2003 and 2002. Comparatively, the Federal funds rate at December 31, 2003, was at a 45-year low of 1.00%, 25 bp lower than at December 31, 2002, while the average Federal funds rate for 2003 was 55 bp lower than for 2002.

As shown in the rate/volume analysis in Table 3, volume changes added $21.6 million to taxable equivalent net interest income, while rate changes resulted in an $11.3 million decrease, for a net increase of $10.3 million. From a volume perspective, the growth and composition change of earning assets added $31.3 million to taxable equivalent net interest income in 2003, while the growth and composition of interest-bearing liabilities cost an additional $9.7 million, netting a $21.6 million increase to taxable equivalent net interest income. Rate changes on earning assets reduced interest income by $95.2 million, while the changes in rates on interest-bearing liabilities lowered interest expense by $83.9 million, for a net unfavorable impact of $11.3 million.

For 2003, the yield on earning assets fell 75 bp to 5.39%, driven primarily by an 81 bp decline in the loan yield. The average loan yield was 5.46%. Competitive pricing on new and refinanced loans and the repricing of variable rate loans in the lower interest rate environment put downward pressure on loan yields in 2003. The yield on securities and short-term investments combined was down 54 bp to 5.19%. The earning asset rate changes reduced interest income by $95.2 million, a combination of $77.5 million lower interest on loans and $17.7 million lower interest on securities and short-term investments combined.

For 2003, the cost of interest-bearing liabilities decreased 72 bp to 1.83%, aided by the lower rate environment. The combined average cost of interest-bearing deposits was 1.62%, down 66 bp from 2002, benefiting from a larger mix of lower-costing transaction accounts, as well as from lower rates on interest-bearing deposit products in general. The cost of wholesale funds (comprised of all short-term borrowings and long-term funding) decreased 85 bp to 2.21% for 2003, favorably impacted by lower rates year-over-year and the maturity of higher-rate wholesale funds during the year. The interest-bearing liability rate changes resulted in $83.9 million lower interest expense, with $42.8 million attributable to interest-bearing deposits and $41.1 million due to wholesale funding.

Average earning assets were $13.9 billion in 2003, an increase of $652 million, or 4.9%, from 2002. Loans accounted for the majority of the growth in earning assets, increasing by $620 million, or 6.2%, to $10.6 billion on average in 2003 and representing 76.2% of average earning assets compared to 75.2% for 2002. For 2003, taxable equivalent interest income on loans increased $29.9 million from growth, but decreased $77.5 million from the impact of the low rate environment (as noted above), for a net decrease of $47.6 million versus last year (See Table 3). Balances of securities and short-term investments combined increased $32 million on average. Taxable equivalent interest income on securities and short-term investments for 2003 increased $1.4 million from volume changes, but decreased $17.7 million from the impact of the rate environment, for a net $16.3 million decrease to taxable equivalent interest income.

Average interest-bearing liabilities increased $459 million, or 4.0%, from 2002, while net free funds increased $194 million, both supporting the growth in earning assets. Average noninterest-bearing demand deposits (a component of net free funds) increased by $180 million, or 12.0%. Interest-bearing deposits grew, on average, $207 million, or 2.8%, to $7.6 billion, the net result of increases in interest-bearing demand and savings deposits and declines in money market accounts and time deposits. Interest expense on interest-bearing deposits for 2003 decreased $42.8 million from the impact of the rate environment and decreased $3.1 million from volume and mix changes, for a net $45.9 million decrease to interest expense. Average wholesale funding sources increased by $251 million. The Corporation continued its shift of funding (given the continued low rate environment) from short-term borrowing sources to long-term funding, increasing its average long-term funding by $424 million to 17.7% of average interest-bearing liabilities (compared to 14.7% for 2002). For 2003, interest expense on wholesale funding increased by $12.8 million due to volume changes and decreased by $41.1 million from lower rates, for a net decrease of $28.3 million versus the prior year.

TABLE 2: Average Balances and Interest Rates (interest and rates on a taxable equivalent basis)

                                                                       Years Ended December 31,
                                ----------------------------------------------------------------------------------------------------
                                              2003                              2002                              2001
                                ----------------------------------------------------------------------------------------------------
                                   Average               Average     Average               Average     Average               Average
                                   Balance     Interest    Rate      Balance     Interest    Rate      Balance     Interest    Rate
                                ----------------------------------------------------------------------------------------------------
                                                                           ($ in Thousands)
ASSETS
Earning assets:
  Loans: (1)(2)(3)
    Commercial                   $ 6,450,523   $ 329,695   5.11%   $ 5,929,113   $ 348,082   5.87%   $ 4,898,895   $ 366,495   7.48%
    Residential real estate        3,464,208     199,442   5.76      3,362,179     223,314   6.64      3,546,204     271,039   7.64
    Consumer                         707,768      50,725   7.17        711,186      56,106   7.89        647,600      56,246   8.69
                                ----------------------------------------------------------------------------------------------------
      Total loans                 10,622,499     579,862   5.46     10,002,478     627,502   6.27      9,092,699     693,780   7.63
  Investment securities:
    Taxable                        2,474,791     108,394   4.38      2,431,713     125,299   5.15      2,306,444     146,170   6.34
    Tax exempt (1)                   827,669      63,617   7.69        831,130      62,719   7.55        837,343      61,507   7.35
  Short-term investments              21,873         394   1.80         29,270         658   2.25         35,380       1,421   4.02
                                ----------------------------------------------------------------------------------------------------
  Securities and short-term
    investments                    3,324,333     172,405   5.19      3,292,113     188,676   5.73      3,179,167     209,098   6.58
                                ----------------------------------------------------------------------------------------------------
Total earning assets             $13,946,832   $ 752,267   5.39%   $13,294,591   $ 816,178   6.14%   $12,271,866   $ 902,878   7.36%
                                ----------------------------------------------------------------------------------------------------
Allowance for loan losses           (174,703)                         (148,801)                         (125,790)
Cash and due from banks              289,866                           302,856                           279,363
Other assets                         907,865                           848,772                           678,315
                                ----------------------------------------------------------------------------------------------------
Total assets                     $14,969,860                       $14,297,418                       $13,103,754
                                ====================================================================================================
LIABILITIES AND STOCKHOLDERS'
 EQUITY
Interest-bearing liabilities:
  Savings deposits               $   928,147   $   4,875   0.53%   $   891,105   $   6,813   0.76%   $   839,417   $  11,812   1.41%
  Interest-bearing demand
    deposits                       1,827,304      15,348   0.84      1,118,546       9,581   0.86        799,451       7,509   0.94
  Money market deposits            1,623,438      15,085   0.93      1,876,988      24,717   1.32      1,722,242      55,999   3.25
  Time deposits, excluding
    Brokered CDs                   3,063,873      84,957   2.77      3,263,766     122,181   3.74      3,648,942     201,035   5.51
                                ----------------------------------------------------------------------------------------------------
  Total interest-bearing
    deposits, excluding
    Brokered CDs                   7,442,762     120,265   1.62      7,150,405     163,292   2.28      7,010,052     276,355   3.94
  Brokered CDs                       178,853       2,857   1.60        264,023       5,729   2.17        404,686      22,575   5.58
                                ----------------------------------------------------------------------------------------------------
  Total interest-bearing
    deposits                       7,621,615     123,122   1.62      7,414,428     169,021   2.28      7,414,738     298,930   4.03
Federal funds purchased and
  securities sold under
  agreements to repurchase         1,821,220      23,288   1.28      2,058,163      42,143   2.05      1,839,336      77,011   4.19
Other short-term borrowings          315,599       5,868   1.86        250,919       9,229   3.68        924,420      53,535   5.79
Long-term funding                  2,096,802      64,324   3.07      1,673,071      70,447   4.21        574,753      29,161   5.07
                                ----------------------------------------------------------------------------------------------------
  Total wholesale funding          4,233,621      93,480   2.21      3,982,153     121,819   3.06      3,338,509     159,707   4.78
                                ----------------------------------------------------------------------------------------------------
Total interest-bearing
  liabilities                    $11,855,236   $ 216,602   1.83%   $11,396,581   $ 290,840   2.55%   $10,753,247   $ 458,637   4.27%
                                ----------------------------------------------------------------------------------------------------
Noninterest-bearing demand
  deposits                         1,677,891                         1,498,106                         1,166,495
Accrued expenses and
  other liabilities                  135,743                           170,754                           146,854
Stockholders' equity               1,300,990                         1,231,977                         1,037,158
                                ----------------------------------------------------------------------------------------------------
Total liabilities and
  stockholders' equity           $14,969,860                       $14,297,418                       $13,103,754
                                ====================================================================================================

Net interest income and
  rate spread (1)                              $ 535,665   3.56%                 $ 525,338   3.59%                 $ 444,241   3.09%
                                ====================================================================================================
Net interest margin (1)                                    3.84%                             3.95%                             3.62%
                                ====================================================================================================
Taxable equivalent adjustment                  $  24,903                         $  24,072                         $  22,256
                                ====================================================================================================
(1)  The yield on tax exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.
(2)  Nonaccrual loans and loans held for sale have been included in the average balances.
(3)  Interest income includes net loan fees.

TABLE 3: Rate/Volume Analysis (1)

                                                      2003 Compared to 2002                 2002 Compared to 2001
                                                   Increase (Decrease) Due to            Increase (Decrease) Due to
                                              ---------------------------------------------------------------------------
                                                Volume        Rate          Net       Volume       Rate          Net
                                              ---------------------------------------------------------------------------
                                                                            ($ in Thousands)
Interest income:
Loans: (2)
  Commercial                                   $25,599     $(43,986)    $(18,387)    $ 63,495    $ (81,908)    $(18,413)
  Residential real estate                        8,642      (32,514)     (23,872)     (12,535)     (35,190)     (47,725)
  Consumer                                      (4,360)      (1,021)      (5,381)       1,035       (1,175)        (140)
                                              ---------------------------------------------------------------------------
  Total loans                                   29,881      (77,521)     (47,640)      51,995     (118,273)     (66,278)
Investment securities:
  Taxable                                        1,805      (18,710)     (16,905)       6,320      (27,191)     (20,871)
  Tax-exempt (2)                                  (259)       1,157          898         (536)       1,748        1,212
Short-term investments                             (92)        (172)        (264)         (94)        (669)        (763)
                                              ---------------------------------------------------------------------------
  Securities and short-term investments          1,454      (17,725)     (16,271)       5,690      (26,112)     (20,422)
                                              ---------------------------------------------------------------------------
Total earning assets (2)                       $31,335     $(95,246)    $(63,911)    $ 57,685    $(144,385)    $(86,700)
                                              ---------------------------------------------------------------------------
Interest expense:
  Savings deposits                             $   195     $ (2,133)    $ (1,938)    $    395    $  (5,394)    $ (4,999)
  Interest-bearing demand deposits               5,953         (186)       5,767        2,733         (661)       2,072
  Money market deposits                         (2,356)      (7,276)      (9,632)       2,038      (33,320)     (31,282)
  Time deposits, excluding Brokered CDs         (5,543)     (31,681)     (37,224)      (2,121)     (76,733)     (78,854)
                                              ---------------------------------------------------------------------------
    Total interest-bearing deposits,
      excluding Brokered CDs                    (1,751)     (41,276)     (43,027)       3,045     (116,108)    (113,063)
  Brokered CDs                                  (1,361)      (1,511)      (2,872)      (3,053)     (13,793)     (16,846)
                                              ---------------------------------------------------------------------------
    Total interest-bearing deposits             (3,112)     (42,787)     (45,899)          (8)    (129,901)    (129,909)
Federal funds purchased and securities
  sold under agreements to repurchase           (3,030)     (15,825)     (18,855)      (3,482)     (31,386)     (34,868)
Other short-term borrowings                      1,203       (4,564)      (3,361)     (21,456)     (22,850)     (44,306)
Long-term funding                               14,639      (20,762)      (6,123)      47,351       (6,065)      41,286
                                              ---------------------------------------------------------------------------
    Total wholesale funding                     12,812      (41,151)     (28,339)      22,413      (60,301)     (37,888)
                                              ---------------------------------------------------------------------------
Total interest-bearing liabilities             $ 9,700     $(83,938)    $(74,238)    $ 22,405    $(190,202)   $(167,797)
                                              ---------------------------------------------------------------------------

Net interest income (2)                        $21,635     $(11,308)    $ 10,327     $ 35,280    $  45,817    $  81,097
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

TABLE 4: Interest Rate Spread and Interest Margin
         (on a taxable equivalent basis)

                                        2003 Average                       2002 Average                        2001 Average
                           --------------------------------------------------------------------------------------------------------
                                             % of                               % of                                % of
                                           Earning   Yield/                   Earning   Yield/                    Earning   Yield/
                              Balance      Assets     Rate       Balance      Assets     Rate       Balance       Assets     Rate
                           --------------------------------------------------------------------------------------------------------
                                                                       ($ in Thousands)
Earning assets              $13,946,832     100.0%    5.39%    $13,294,591     100.0%    6.14%    $12,271,866     100.0%     7.36%
                           --------------------------------------------------------------------------------------------------------
Financed by:
  Interest-bearing funds    $11,855,236      85.0%    1.83%    $11,396,581      85.7%    2.55%    $10,753,247      87.6%     4.27%
  Noninterest-bearing
    funds                     2,091,596      15.0%               1,898,010      14.3%               1,518,619      12.4%
                           --------------------------------------------------------------------------------------------------------
Total funds sources         $13,946,832     100.0%    1.55%    $13,294,591     100.0%    2.19%    $12,271,866     100.0%     3.74%
                           ========================================================================================================

Interest rate spread                                  3.56%                               3.59%                              3.09%
Contribution from net
  free funds                                           .28%                                .36%                               .53%
                                                      -----                               -----                              -----
Net interest margin                                   3.84%                               3.95%                              3.62%
                           ========================================================================================================

Average prime rate*                                   4.12%                               4.68%                              6.91%
Average federal funds
  rate*                                               1.12%                               1.67%                              3.88%
Average spread                                        300bp                               301bp                              303bp
                           ========================================================================================================
*Source:  Bloomberg

TABLE 5: Selected Average Balances

                                                                                Dollar     Percent
                                                     2003         2002          Change     Change
                                                ----------------------------------------------------
                                                                    ($ in Thousands)
ASSETS
Loans:
  Commercial                                     $ 6,450,523   $ 5,929,113   $   521,410       8.8%
  Residential real estate                          3,464,208     3,362,179       102,029       3.0
  Consumer                                           707,768       711,186        (3,418)     (0.5)
                                                ----------------------------------------------------
    Total loans                                   10,622,499    10,002,478       620,021       6.2
Investment securities:
  Taxable                                          2,474,791     2,431,713        43,078       1.8
  Tax-exempt                                         827,669       831,130        (3,461)     (0.4)
Short-term investments                                21,873        29,270        (7,397)    (25.3)
                                                ----------------------------------------------------
  Securities and short-term investments            3,324,333     3,292,113        32,220       1.0
                                                ----------------------------------------------------

Total earning assets                              13,946,832    13,294,591       652,241       4.9
Other assets                                       1,023,028     1,002,827        20,201       2.0
                                                ----------------------------------------------------
Total assets                                     $14,969,860   $14,297,418   $   672,442       4.7%
                                                ====================================================
LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing deposits:
  Savings deposits                               $   928,147   $   891,105   $    37,042       4.2%
  Interest-bearing demand deposits                 1,827,304     1,118,546       708,758      63.4
  Money market deposits                            1,623,438     1,876,988      (253,550)    (13.5)
  Time deposits, excluding Brokered CDs            3,063,873     3,263,766      (199,893)     (6.1)
                                                ----------------------------------------------------
    Total interest-bearing deposits, excluding     7,442,762     7,150,405       292,357       4.1
      Brokered CDs
    Brokered CDs                                     178,853       264,023       (85,170)    (32.3)
                                                ----------------------------------------------------
    Total interest-bearing deposits                7,621,615     7,414,428       207,187       2.8
Short-term borrowings                              2,136,819     2,309,082      (172,263)     (7.5)
Long-term funding                                  2,096,802     1,673,071       423,731      25.3
                                                ----------------------------------------------------
Total interest-bearing liabilities                11,855,236    11,396,581       458,655       4.0
Noninterest-bearing demand deposits                1,677,891     1,498,106       179,785      12.0
Accrued expenses and other liabilities               135,743       170,754       (35,011)    (20.5)
Stockholders' equity                               1,300,990     1,231,977        69,013       5.6
                                                ----------------------------------------------------
Total liabilities and stockholders' equity       $14,969,860   $14,297,418   $   672,442       4.7%
                                                ====================================================

Provision for Loan Losses

The provision for loan losses in 2003 was $46.8 million. The provision for loan losses for 2002 was $50.7 million, and $28.2 million for 2001. At December 31, 2003, the allowance for loan losses was $177.6 million, compared to $162.5 million at December 31, 2002, and $128.2 million at December 31, 2001. Net charge offs were $31.7 million for 2003, compared to $28.3 million for 2002 and $20.2 million for 2001. Net charge offs as a percent of average loans were 0.30%, 0.28%, and 0.22% for 2003, 2002, and 2001, respectively. The ratio of the allowance for loan losses to total loans was 1.73%, up from 1.58% at December 31, 2002, and 1.42% at December 31, 2001. Nonperforming loans at December 31, 2003, were $121.5 million, compared to $99.3 million at December 31, 2002, and $52.1 million at December 31, 2001.

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

Noninterest Income

Noninterest income was $246.4 million for 2003, $30.6 million or 14.2% higher than 2002. Fee income as a percentage of total revenues (defined as total noninterest income less gains or losses on asset and investment sales ("fee income") divided by taxable equivalent net interest income plus fee income) was 31.3% for 2003 compared to 29.1% for 2002.

TABLE 6: Noninterest Income

                                                                                  %Change From
                                                 Years Ended December 31,           Prior Year
                                          ----------------------------------------------------------
                                              2003         2002         2001       2003      2002
                                          ----------------------------------------------------------
                                                                ($ in Thousands)
Trust service fees                         $ 29,577     $ 27,875     $ 29,063       6.1%     (4.1)%
Service charges on deposit accounts          50,346       46,059       37,817       9.3      21.8
Mortgage banking                             83,037       66,415       50,463      25.0      31.6
Credit card and other nondeposit fees        23,669       27,492       26,731     (13.9)      2.8
Retail commissions                           25,571       18,264       16,872      40.0       8.3
Bank owned life insurance income             13,790       13,841       12,916      (0.4)      7.2
Other                                        18,174       15,644       15,765      16.2      (0.8)
                                          ----------------------------------------------------------

  Subtotal ("fee income")                  $244,164     $215,590     $189,627      13.3%     13.7%
Asset sale gains, net                         1,569          657        1,997       N/M       N/M
Investment securities gains (losses),
  net                                           702         (427)         718       N/M       N/M
                                          ----------------------------------------------------------
  Total noninterest income                 $246,435     $215,820     $192,342      14.2%     12.2%
                                          ==========================================================
N/M = not meaningful

Trust service fees for 2003 were $29.6 million, up $1.7 million (6.1%) from 2002. The change was predominantly the result of new business, increases in the fee structure on personal trust accounts, and an improving stock market. The market value of assets under management was $4.1 billion at December 31, 2003 compared to $3.5 billion at December 31, 2002, reflecting higher year-end equity values compared to 2002.

Service charges on deposit accounts were $50.3 million, $4.3 million (9.3%) higher than 2002. The increase was a function of higher volumes associated with the larger deposit account base, higher service charges on business accounts
(attributable to lower earnings credit rates), and higher fees on overdrafts/nonsufficient funds.

Mortgage banking income consists of servicing fees, the gain or loss on sales of mortgage loans to the secondary market, and other related fees. Mortgage banking income was $83.0 million in 2003, an increase of $16.6 million or 25.0% over 2002. The increase was primarily a result of increased income associated with higher secondary mortgage loan production (mortgage loan production to be sold to the secondary market) and resultant sales. Secondary mortgage loan production was $4.3 billion for 2003, up 34.2% over the $3.2 billion for 2002. Gains on loan sales were up $14.1 million (the net of realized gains up $20.3 million and a $6.2 million decline in the fair value of the mortgage derivatives position). The mortgage portfolio serviced for others was $5.9 billion and $5.4 billion at December 31, 2003 and 2002, respectively.

Credit card and other nondeposit fees were $23.7 million for 2003, a decrease of $3.8 million or 13.9% from 2002, primarily attributable to lower merchant fees, given the merchant processing sale and services agreement consummated in March 2003. In February 2003, the Corporation entered into a 10-year agreement with an outside vendor to provide merchant processing services for the Corporation's merchant customers. The agreement resulted in a gain of $3.4 million (recorded in other noninterest income) and replaces gross merchant discount fees with revenue sharing on new and existing merchant business over the life of the agreement. Thus, credit card fees were down $5.7 million versus 2002 (i.e. reduced merchant discount fees, offset partly by increased inclearing fees), while other nondeposit fees were up $1.9 million (primarily CFG-related advisory fees).

Retail commission income (which includes commissions from insurance and brokerage product sales) was $25.6 million, up $7.3 million or 40.0% compared to 2002. Other insurance revenues were up $8.6 million, while fixed annuities commissions decreased $2.0 million. Other insurance revenue was favorably impacted by the CFG acquisition but offset partly by lower loan insurance commissions, which were affected by legislation in late 2002 requiring single premium credit insurance premiums on loans with real estate to be collected based on monthly outstanding balances. Fixed annuities commissions declined during 2003, in part due to the prolonged low rate environment, customer preference for more attractive rate-driven products, and the recent recovery in the equity markets. Brokerage commissions, including variable annuities, were up $0.7 million, reflecting recent renewed customer interest in the stock market.

Other income was $18.2 million for 2003, an increase of $2.5 million over 2002. Other income for 2003 included a $1.5 million gain on the sale of out-of-market credit card accounts and a $3.4 million gain recognized in connection with the aforementioned credit card merchant processing sale and services agreement. Change in vendor arrangements for both ATM services and check printing lowered revenue (down $1.2 million and $0.6 million, respectively), while correspondingly lowered ATM and check printing costs (included in Other expense). Other income for 2002 included a $0.5 million gain on the sale of stock in a regional ATM network.

Asset sale gains for 2003 were $1.6 million, including a $1.3 million net premium on the sales of $17 million in deposits from two branches and a $0.4 million net gain on the sale of other real estate owned properties. Asset sale gains for 2002 were $0.7 million. Investment securities net gains for 2003 were $0.7 million, attributable to a $1.0 million gain on the sale of Sallie Mae stock, partially offset by of a $0.3 million other-than-temporary write down on a collateralized mortgage obligation ("CMO") security. The 2002 investment securities net losses of $0.4 million included a $0.8 million other-than-temporary write down on the same CMO security.

Noninterest Expense

Total noninterest expense for 2003 was $388.7 million, an increase of $18.6 million or 5.0% over 2002.

TABLE 7: Noninterest Expense

                                                                              % Change
                                                                             From Prior
                                        Years Ended December 31,                Year
                                      ----------------------------------------------------
                                          2003       2002       2001      2003      2002
                                      ----------------------------------------------------
                                                          ($ in Thousands)
Personnel expense                      $208,040   $189,066   $168,767     10.0%     12.0%
Occupancy                                28,077     26,049     23,947      7.8       8.8
Equipment                                12,818     14,835     14,426    (13.6)      2.8
Data processing                          23,273     21,024     19,596     10.7       7.3
Business development and advertising     15,194     13,812     13,071     10.0       5.7
Stationery and supplies                   6,705      7,044      6,921     (4.8)      1.8
FDIC expense                              1,428      1,533      1,661     (6.8)     (7.7)
Mortgage servicing rights expense        29,553     30,473     19,987     (3.0)     52.5
Intangible amortization expense           2,961      2,283      1,867     29.7      22.3
Loan expense                              7,550     14,555     11,176    (48.1)     30.2
Other                                    53,069     49,387     47,178      7.5       4.7
                                      ----------------------------------------------------
    Subtotal                           $388,668   $370,061   $328,597      5.0%     12.6%
Goodwill amortization                       ---        ---      6,511      ---    (100.0)
                                      ----------------------------------------------------
   Total noninterest expense           $388,668   $370,061   $335,108      5.0%     10.4%
                                      ====================================================

Personnel expense (including salary-related expenses and fringe benefit expenses) increased $19.0 million or 10.0% over 2002 and represented 53.5% of total noninterest expense in 2003 compared to 51.1% in 2002. Average full-time equivalent employees were 4,123 for 2003, compared to 4,072 for 2002. Total salary-related expenses increased $15.8 million or 10.9% in 2003, primarily due to the timing of acquisitions, increased severance, and merit increases between the years. Fringe benefits increased $3.2 million or 7.3% in 2003, attributable to the increased cost of premium based benefits (up $1.2 million or 8.1%) and other fringe benefit expenses commensurate with the salary-related expense increase.

Occupancy expense increased 7.8% to support the larger branch and office network, particularly attributable to the Signal and CFG acquisitions. Equipment expense declined principally in computer depreciation expense due to aging equipment and lower replacement costs. Data processing costs increased to $23.3 million, up $2.2 million or 10.7% over 2002, due to processing for a larger base operation, as well as web-based and other technology enhancements. Business development and advertising increased to $15.2 million for 2003, up $1.4 million or 10.0% compared to 2002.

Mortgage servicing rights expense includes both the amortization of the mortgage servicing rights asset and increases or decreases to the valuation allowance associated with the mortgage servicing rights asset. Mortgage servicing rights expense decreased by $0.9 million between 2003 and 2002, including a $12.3 million addition to the valuation allowance during 2003 (the net of a $15.8 million addition to the valuation allowance in the first nine months of 2003 and a $3.5 million reversal to the valuation allowance in the fourth quarter of
2003) versus a $17.6 million addition to the valuation allowance during 2002 and a $4.4 million increase in the amortization of the mortgage servicing rights asset. While the strong mortgage refinance activity benefited mortgage banking income, it increased the prepayment speeds of the Corporation's mortgage portfolio serviced for others, a key factor behind the valuation of mortgage servicing rights. However, during the second half of 2003 (and particularly fourth quarter 2003), mortgage interest rates began to rise, slowing both prepayment speeds and mortgage refinance activity. See Note 1, "Summary of Significant Accounting Policies," of the notes to consolidated financial statements for the Corporation's accounting policy for mortgage servicing rights and section "Critical Accounting Policies." Mortgage servicing rights are considered a critical accounting policy given that estimating the fair value of the mortgage servicing rights involves judgment, particularly of estimated prepayment speeds of the underlying mortgages serviced and the overall level of interest rates. Loan type and note rate are the predominant risk characteristics of the underlying loans used to stratify capitalized mortgage servicing rights for purposes of measuring impairment. A valuation allowance is established to the extent the carrying value of the mortgage servicing rights exceeds the estimated fair value by stratification. Net income could be affected if management's estimates of the prepayment speeds or other factors differ materially from actual prepayments. An other-than-temporary impairment is recognized as a write-down of the mortgage servicing rights asset and the related valuation allowance (to the extent valuation reserve is available) and then against earnings. A direct write-down permanently reduces the carrying value of the mortgage servicing rights asset and valuation allowance, precluding subsequent recoveries. Mortgage servicing rights, included in other intangible assets on the consolidated balance sheet, were $42.5 million, net of a $22.6 million valuation allowance at December 31, 2003, and represented 72 bp of the $5.9 billion portfolio of residential mortgage loans serviced for others. See
Note 5, "Goodwill and Other Intangible Assets," of the notes to consolidated financial statements for additional disclosure.

Intangible amortization expense increased to $3.0 million, primarily due to additional core deposit and other intangible assets resulting from the Signal and CFG acquisitions. Loan expense was $7.6 million, down $7.0 million from 2002, predominantly due to lower merchant processing costs, given the sale of the merchant processing during the first quarter of 2003 (as noted in section "Noninterest Income"). Other expense was up $3.7 million over 2002, attributable primarily to a $2.5 million charge on commercial letters of credit given the deterioration of the financial condition of a borrower, and $1.1 million higher foreclosure costs (including a $0.5 million write down on one commercial other real estate owned property).

Income Taxes

Income tax expense for 2003 was $93.1 million, up $7.5 million from 2002 income tax expense of $85.6 million. The Corporation's effective tax rate (income tax expense divided by income before taxes) was 28.9% in both 2003 and 2002.

See Note 1, "Summary of Significant Accounting Policies," of the notes to consolidated financial statements for the Corporation's income tax accounting policy and section "Critical Accounting Policies." Income tax expense recorded in the consolidated statements of income involves interpretation and application of certain accounting pronouncements and federal and state tax codes, and is, therefore, considered a critical accounting policy. The Corporation undergoes examination by various taxing authorities. Such taxing authorities may require that changes in the amount of tax expense or valuation allowance be recognized when their interpretations differ from those of management, based on their judgments about information available to them at the time of their examinations. See Note 13, "Income Taxes," of the notes to consolidated financial statements for more information.

BALANCE SHEET ANALYSIS

Loans

Total loans were $10.3 billion at December 31, 2003, relatively unchanged (down $11 million or 0.1%) from December 31, 2002. Commercial loans were $6.5 billion, up $188 million or 3.0%. Commercial loans grew to represent 63% of total loans at the end of 2003, up from 61% at year-end 2002. Home equity and other consumer loans combined grew $86 million or 5.4%, while residential mortgage loans decreased 11.7%, strongly influenced by lower interest rates and high refinance activity.

TABLE 8: Loan Composition

                                                                          As of December 31,
                                ----------------------------------------------------------------------------------------------------
                                         2003                  2002                2001                2000                1999
                                ----------------------------------------------------------------------------------------------------
                                              % of                % of                % of                 % of                % of
                                   Amount    Total       Amount   Total      Amount   Total      Amount    Total     Amount    Total
                                ----------------------------------------------------------------------------------------------------
                                                                          ($ in Thousands)
Commercial, financial, and
  agricultural                   $2,116,463     21%    $2,213,986    22%   $1,783,300    20%   $1,657,322    19%   $1,412,338    17%
Real estate construction          1,077,731     10        910,581     9       797,734     9       660,732     7       560,450     7
Commercial real estate            3,246,954     32      3,128,826    30     2,630,964    29     2,287,946    26     1,903,633    23
Lease financing                      38,968     --         38,352    --        11,629    --        14,854    --        23,229    --
                                ---------------------------------------------------------------------------------------------------
  Commercial                      6,480,116     63      6,291,745    61     5,223,627    58     4,620,854    52     3,899,650    47
Residential mortgage              2,145,227     21      2,430,746    24     2,524,199    28     3,158,721    35     3,274,767    39
Home equity                         968,744      9        864,631     8       609,254     7       508,979     6       408,577     5
                                ---------------------------------------------------------------------------------------------------
  Residential real estate         3,113,971     30      3,295,377    32     3,133,453    35     3,667,700    41     3,683,344    44
Consumer                            697,723      7        716,103     7       662,784     7       624,825     7       760,106     9
                                ---------------------------------------------------------------------------------------------------
Total loans                      $10,291,810   100%   $10,303,225   100%   $9,019,864   100%   $8,913,379   100%   $8,343,100   100%
                                ===================================================================================================

Commercial, financial, and agricultural loans were $2.1 billion at the end of 2003, down $98 million or 4.4% since year-end 2002, and comprised 21% of total loans outstanding, down from 22% at the end of 2002. The commercial, financial, and agricultural loan classification primarily consists of commercial loans to middle market companies and small businesses. Loans of this type are in a diverse range of industries. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower's operations. Borrower demand in this loan sector has been cautious during 2003, and price competition has been strong. Within the commercial, financial, and agricultural classification, loans to finance agricultural production totaled only 0.3% of total loans at both December 31, 2003 and 2002.

Real estate construction loans grew $167 million or 18.4% to $1.1 billion, representing 10% of the total loan portfolio at the end of 2003, compared to $911 million or 9% at the end of 2002. Loans in this classification are primarily short-term interim loans that provide financing for the acquisition or development of commercial real estate, such as multifamily or other commercial development projects. Real estate construction loans are made to developers and project managers who are well known to the Corporation, have prior successful project experience, and are well capitalized. Projects undertaken by these developers are carefully reviewed by the Corporation to ensure that they are economically viable. Loans of this type are primarily made to customers based in the Corporation's tri-state market in which the Corporation has a thorough knowledge of the local market economy. The credit risk associated with real estate construction loans is generally confined to specific geographic areas, but is also influenced by general economic conditions. The Corporation controls the credit risk on these types of loans by making loans in familiar markets to developers, underwriting the loans to meet the requirements of institutional investors in the secondary market, reviewing the merits of individual projects, controlling loan structure, and monitoring project progress and construction advances.

Commercial real estate includes loans secured by farmland, multifamily properties, and nonfarm/nonresidential real estate properties. Commercial real estate totaled $3.2 billion at December 31, 2003, up $118 million or 3.8% over December 31, 2002, and comprised 32% of total loans outstanding versus 30% at year-end 2002. Commercial real estate loans involve borrower characteristics similar to those discussed above for commercial loans and real estate construction projects. Loans of this type are mainly for business and industrial properties, multifamily properties, and community purpose properties. Loans are primarily made to customers based in Wisconsin, Illinois, and Minnesota. Credit risk is managed in a similar manner to commercial loans and real estate construction by employing sound underwriting guidelines, lending to borrowers in local markets and businesses, and formally reviewing the borrower's financial soundness and relationship on an ongoing basis. In many cases the Corporation will take additional real estate collateral to further secure the overall lending relationship.

Residential real estate loans totaled $3.1 billion at the end of 2003, down $181 million or 5.5% from the prior year and comprised 30% of total loans outstanding versus 32% at year-end 2002. Loans in this classification include residential mortgage (which consists of conventional home mortgages and second mortgages) and home equity lines. Residential mortgage loans generally limit the maximum loan to 80% of collateral value. Residential mortgage loans were $2.1 billion at December 31, 2003, down $285 million or 11.7% compared to the prior year, principally due to high refinance activity prompted by lower interest rates and the subsequent sale of newer, fixed-rate loan production into the secondary market. Home equity lines grew by $104 million, or 12.0%, to $969 million in 2003, an attractive product to consumers given the lower rate environment and an area of emphasis in 2003.

Consumer loans to individuals totaled $698 million at December 31, 2003, down $18 million or 2.6% compared to 2002, representing 7% of the year-end loan portfolio. Consumer loans include short-term installment loans, direct and indirect automobile loans, recreational vehicle loans, credit card loans (which are primarily business-oriented), student loans, and other personal loans. Individual borrowers may be required to provide related collateral or a satisfactory endorsement or guaranty from another person, depending on the specific type of loan and the creditworthiness of the borrower. Credit risk for these types of loans is generally greatly influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers as well as taking appropriate collateral and guaranty positions.

Factors that are important to managing overall credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, early identification of potential problems, an adequate allowance for loan losses, and sound nonaccrual and charge off policies.

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

The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within our primary three-state area. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2003, no significant concentrations existed in the Corporation's portfolio in excess of 10% of total loans.

TABLE 9: Loan Maturity Distribution and Interest Rate Sensitivity

                                                                     Maturity (1)
                                         -------------------------------------------------------------
December 31, 2003                        Within 1 Year (2)    1-5 Years     After 5 Years      Total
                                         -------------------------------------------------------------
                                                                   ($in Thousands)
Commercial, financial, and agricultural      $1,689,268       $382,076        $45,119      $2,116,463
Real estate construction                        958,125        106,665         12,941       1,077,731
                                         -------------------------------------------------------------
Total                                        $2,647,393       $488,741        $58,060      $3,194,194
                                         =============================================================
Fixed rate                                   $1,384,682       $415,868        $58,060      $1,858,610
Floating or adjustable rate                   1,262,711         72,873            ---       1,335,584
                                         -------------------------------------------------------------
Total                                        $2,647,393       $488,741        $58,060      $3,194,194
                                         =============================================================
Percent by maturity distribution                     83%            15%             2%            100%

(1)  Based upon scheduled principal repayments.
(2)  Demand loans,  past due loans, and overdrafts are reported in the "Within 1
     Year" category.

Allowance for Loan Losses

The loan portfolio is the primary asset subject to credit risk. Credit risks are inherently different for each loan type. Credit risk is controlled and monitored through the use of lending standards, a thorough review of potential borrowers, and on-going review of loan payment performance. Active asset quality administration, including early problem loan identification and timely resolution of problems, aids in the management of credit risk and minimization of loan losses. Credit risk management for each loan type is discussed briefly in the section entitled "Loans."

The allowance for loan losses represents management's estimate of an amount adequate to provide for probable credit losses in the loan portfolio at the balance sheet date. To assess the adequacy of the allowance for loan losses, an allocation methodology is applied by the Corporation which focuses on changes in the size and character of the loan portfolio, changes in levels of impaired or other nonperforming loans, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, underlying collateral, historical losses on each portfolio category, and other qualitative and quantitative factors which could affect probable credit losses. Assessing these factors involves significant judgment. Management considers the allowance for loan losses a critical accounting policy (see section "Critical Accounting Policies"). See management's allowance for loan losses accounting policy in Note 1, "Summary of Significant Accounting Policies," and Note 4, "Loans," of the notes to consolidated financial statements for additional allowance for loan losses disclosures.

At December 31, 2003, the allowance for loan losses was $177.6 million, compared to $162.5 million at December 31, 2002, and $128.2 million at year-end 2001. As of December 31, 2003, the allowance for loan losses to total loans was 1.73% and covered 146% of nonperforming loans, compared to 1.58% and 164%, respectively, at December 31, 2002, and 1.42% and 246%, respectively, at December 31, 2001. Total loans were relatively unchanged at $10.3 billion for both December 31, 2003 and 2002, though commercial loans (defined as commercial real estate; commercial, financial and agricultural loans; real estate construction loans; and lease financing) grew $188 million. From year-end 2001 to 2002, loans were up $1.3 billion (with $760 million in loans from the Signal acquisition), with growth particularly in commercial loans (up $1.1 billion). With this growth and impacts of the sluggish economy on various borrowers, nonperforming loans trended upward, to $121.5 million at December 31, 2003, from $99.3 million and $52.1 million at year-end 2002 and 2001, respectively. Net charge offs were $31.7 million, $28.3 million and $20.2 million for 2003, 2002 and 2001, respectively. The provision for loan losses is predominantly a function of the result of the methodology and other qualitative and quantitative factors used to determine the adequacy of the allowance for loan losses. The provision for loan losses was $46.8 million, $50.7 million and $28.2 million for 2003, 2002 and 2001, respectively. Tables 10 and 11 provide additional information regarding activity in the allowance for loan losses, Table 12 provides additional information regarding nonperforming loans, and Table 8 provides information on loan growth and composition.

Net charge offs were $31.7 million or 0.30% of average loans for 2003, compared to $28.3 million or 0.28% of average loans for 2002, and $20.2 million or 0.22% of average loans for 2001 (see Table 10). The $3.4 million increase in net charge offs for 2003 compared to 2002 was primarily due to commercial net charge offs. Commercial net charge offs for 2003 were $24.3 million (up $4.0 million compared to 2002) and as a percent of total net charge offs were 76%, 72% and 76% for 2003, 2002 and 2001, respectively. Specifically, net charge offs of commercial real estate loans were $13.0 million, up $7.7 million over 2002, while net charge offs of commercial, financial, and agricultural loans were $9.7 million, down $3.7 million. Five commercial credits in the construction and hospitality industries accounted for approximately $16.5 million of the 2003 net charge offs. Several commercial credits with greater than $0.5 million charged off accounted for approximately $13.0 million of the 2002 net charge offs. Loans charged off are subject to continuous review, and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses.

TABLE 10: Loan Loss Experience

                                                                      Years Ended December 31,
                                                   --------------------------------------------------------------
                                                      2003         2002         2001         2000        1999
                                                   --------------------------------------------------------------
                                                                          ($ in Thousands)
Allowance for loan losses, at beginning of year     $162,541     $128,204     $120,232     $113,196     $99,677
Balance related to acquisitions                          ---       11,985          ---          ---       8,016
Decrease from sale of credit card receivables            ---          ---          ---       (4,216)        ---
Provision for loan losses                             46,813       50,699       28,210       20,206      19,243
Loans charged off:
  Commercial, financial, and agricultural             12,780       14,994       11,268        1,679       2,222
  Real estate construction                             1,140        1,402        1,631           38         ---
  Commercial real estate                              13,659        6,124        3,578          795         927
  Lease financing                                        385          268           78            3           2
  Residential real estate                              3,276        3,292        1,262        2,923       2,545
  Consumer                                             5,867        6,099        4,822        5,717      10,925
                                                   --------------------------------------------------------------
    Total loans charged off                           37,107       32,179       22,639       11,155       6,621
Recoveries of loans previously charged off:
  Commercial, financial, and agricultural              3,054        1,608        1,013          772         726
  Real estate construction                                 3            3          ---          ---           1
  Commercial real estate                                 633          787          242          153         364
  Lease financing                                        ---           74          ---          ---          35
  Residential real estate                                359          141          192          297         291
  Consumer                                             1,326        1,219          954          979       1,464
                                                   --------------------------------------------------------------
    Total recoveries                                   5,375        3,832        2,401        2,201       2,881
                                                   --------------------------------------------------------------
Net loans charged off                                 31,732       28,347       20,238        8,954      13,740
                                                   --------------------------------------------------------------
Allowance for loan losses, at end of year           $177,622     $162,541     $128,204     $120,232    $113,196
                                                   ==============================================================
Ratio of allowance for loan losses to
  net chargeoffs                                         5.6          5.7          6.3         13.4         8.2
Ratio of net charge offs to average loans               0.30%        0.28%        0.22%        0.10%       0.18%
Ratio of allowance for loan losses to total
  loans at end of year                                  1.73%        1.58%        1.42%        1.35%       1.36%
                                                   ==============================================================

TABLE 11: Allocation of the Allowance for Loan Losses

                                                                          As of December 31,
                                    --------------------------------------------------------------------------------------------
                                               % of               % of              % of              % of                % of
                                               Loan               Loan              Loan              Loan                Loan
                                               Type               Type              Type              Type                Type
                                               to                 to                to                to                  to
                                               Total              Total             Total             Total               Total
                                       2003    Loans     2002     Loans     2001    Loans     2000    Loans      1999     Loans
                                    --------------------------------------------------------------------------------------------
                                                                           ($ in Thousands)
Commercial real estate               $ 69,947    32%   $ 57,010     30%   $ 47,810    29%   $ 25,925    26%           *      *
Residential real estate                15,784    30      17,778     32      14,084    35      25,236     41           *      *
                                    --------------------------------------------------------------------------------------------
  Real estate - mortgage               85,731    62      74,788     62      61,894    64      51,161     67    $ 50,267     67%
Commercial, financial, &
  agricultural                         63,939    21      64,965     22      44,071    20      45,571     19      31,648     17
Real estate construction               10,777    10       9,106      9       7,977     9       6,531      7       5,605      7
Consumer                                7,449     7       4,613      7       5,683     7       6,194      7      14,904      9
Lease financing                           234    --         230     --         327    --         149     --         184     --
Unallocated                             9,492    --       8,839     --       8,252    --      10,626     --      10,588     --
                                    --------------------------------------------------------------------------------------------
  Total allowance for loan losses    $177,622   100%   $162,541    100%   $128,204   100%   $120,232    100%   $113,196    100%
                                    ============================================================================================
* The additional breakdown between commercial and residential real estate was not available.

The change in the allowance for loan losses is a function of a number of factors, including but not limited to changes in the loan portfolio (see Table
8), net charge offs (see Table 10), and nonperforming loans (see Table 12). As previously discussed, total loans from year-end 2002 to 2003 were relatively flat (down $11 million or 0.1%); however, the loan mix shifted. During 2003 the commercial loan portfolio grew to represent 63% of total loans at year-end 2003 compared to 61% last year-end. This segment of the loan portfolio carries greater inherent credit risk (described under section "Loans"). With growth particularly in commercial loans and impacts of the sluggish economy on various borrowers, nonperforming loans to total loans grew to 1.18% for 2003 compared to 0.96% for 2002. Net charge offs for 2003 increased to $31.7 million, with the majority of the increase attributable to charge offs in the commercial loan portfolio.

The allocation of the Corporation's allowance for loan losses for the last five years is shown in Table 11. The allocation methodology applied by the Corporation, designed to assess the adequacy of the allowance for loan losses, focuses on changes in the size and character of the loan portfolio, changes in levels of impaired and other nonperforming loans, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, underlying collateral, historical losses on each portfolio category, and other qualitative and quantitative factors. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the portfolio. Management continues to target and maintain the allowance for loan losses equal to the allocation methodology plus an unallocated portion, as determined by economic conditions and other qualitative and quantitative factors affecting the Corporation's borrowers. Management allocates the allowance for loan losses for credit losses by pools of risk. The commercial loan allocations are based on a quarterly review of individual loans, loan types, and industries. The retail loan (residential mortgage, home equity, and consumer) allocation is based primarily on analysis of historical delinquency and charge off statistics and trends. Minimum loss factors used by the Corporation for criticized loan categories are consistent with regulatory agency factors. Loss factors for non-criticized loan categories are based primarily on loan type, historical loan loss experience, and industry statistics. The mechanism used to address differences between estimated and actual loan loss experience includes review of recent nonperforming loan trends, underwriting trends, external factors, and management's judgment relating to current assumptions.

The allocation methods used for December 31, 2003 and 2002 were comparable. Factors used for criticized loans (defined as specific loans warranting either specific allocation or a criticized status of watch, special mention, substandard, doubtful or loss), as well as for non-criticized loan categories, were unchanged between the years. At both December 31, 2003 and 2002, current economic conditions carried various uncertainties requiring management's judgment as to the impact on the business results of numerous individual borrowers and certain industries. Additionally, the pace at which the financial results of a borrower's company can take a downturn from challenging and varied economic conditions continued to be a factor for both years. At year-end 2003, 57% of the allowance (compared to 55% at year-end 2002) was allocated to criticized loans, including $10 million of allowance identified for a previously disclosed commercial manufacturing credit ($17 million outstanding at December 31, 2003) for which management had doubts concerning the future collectibility of the loan. The primary shift in the allowance allocation was the amount allocated to commercial real estate loans at year-end 2003, which was $69.9 million, representing 39% (compared to 35% at year-end 2002) of the allowance for loan losses. A greater amount of these loans were in criticized categories (10% versus 9% at year-end 2002); charge offs of this loan type increased (to $13.7 million for 2003, more than double) between the years; these loans represented 44% of nonperforming loans (compared to 24% at year-end 2002); and commercial real estate loans grew to represent 32% of total loans at December 31, 2003 (compared to 30% at year-end 2002). As noted under the section "Loans," the credit risk of this loan category is largely influenced by the impact on borrowers of general economic conditions, which have been noted to be challenging and uncertain. The allowance allocated to commercial, financial, and agricultural loans was $63.9 million at year-end 2003, representing 36% (versus 40% at year-end 2002) of the allowance for loan losses. Commercial, financial and agricultural loans declined 4.4% since year-end 2002, to represent 21% of total loans at December 31, 2003 compared to 22% at December 31, 2002; net charge offs were $9.7 million (down $3.7 million); and as a percent of nonperforming loans, these loans represented 36% (versus 48% at year-end 2002).

The allocation methods used for December 31, 2002 and 2001 were comparable. Factors used for criticized loans, as well as for non-criticized loan categories, were unchanged between the years. At both December 31, 2002 and 2001, current economic conditions carried various uncertainties requiring management's judgment as to the possible impact to individual borrowers. Thus, at year-end 2002, 55% of the allowance (compared to 48% at year-end 2001) was allocated to criticized loans, including $10 million of allowance identified for a $21 million commercial manufacturing credit for which management had doubts concerning the future collectibility of the loan given current economic conditions. While the payments for this credit were current during 2002, the credit was added to nonaccrual loans during second quarter 2002. The primary shift in the allowance allocation was the amount allocated to commercial, financial, and agricultural loans at year-end 2002 which was $65.0 million, representing 40% (compared to 34% at year-end 2001) of the allowance for loan losses. A greater amount of these loans were in criticized categories (22% versus 18% at year-end 2001); charge offs of this loan type have increased (to $15.0 million for 2002, up 33%) between the years; these loans represented 48% of nonperforming loans (compared to 26% last year-end); and commercial, financial, and agricultural loans grew to represent 22% of total loans at December 31, 2002 (compared to 20% at year-end 2001). The allowance allocated to commercial real estate was 35% at year-end 2002, down from 37% at year-end 2001. In 2001 for this category, a greater amount of these loans were in criticized loan categories, which materialized into greater charge offs during 2002 (see Table 10). While commercial real estate loans grew 18.9% since year-end 2001, they represented 30% of total loans at December 31, 2002, relatively unchanged from 29% last year.

Management believes the allowance for loan losses to be adequate at December 31, 2003.

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

Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, loans 90 days or more past due but still accruing, and restructured loans. The Corporation specifically excludes from its definition of nonperforming loans student loan balances that are 90 days or more past due and still accruing and that have contractual government guarantees as to collection of principal and interest. The Corporation had approximately $13.0 million and $20.2 million at December 31, 2003 and 2002, respectively, of nonperforming student loans.

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

TABLE 12: Nonperforming Loans and Other Real Estate Owned

                                                              December 31,
                                         -------------------------------------------------------
                                            2003       2002       2001       2000       1999
                                         -------------------------------------------------------
                                                            ($ in Thousands)
Nonaccrual loans                          $113,944   $ 94,132   $ 48,238   $ 41,045   $ 32,076
Accruing loans past due 90 days or more      7,495      3,912      3,649      6,492      4,690
Restructured loans                              43      1,258        238        159        148
                                         -------------------------------------------------------
  Total nonperforming loans               $121,482   $ 99,302   $ 52,125   $ 47,696   $ 36,914
Other real estate owned                      5,457     11,448      2,717      4,032      3,740
                                         -------------------------------------------------------
  Total nonperforming assets              $126,939   $110,750   $ 54,842   $ 51,728   $ 40,654
                                         =======================================================
Ratios at year end:
Nonperforming loans to total loans            1.18%      0.96%      0.58%      0.54%      0.44%
Nonperforming assets to total assets          0.83%      0.74%      0.40%      0.39%      0.32%
Allowance for loan losses to
  nonperforming loans                          146%       164%       246%       252%       307%
Allowance for loan losses to total
  loans at end of year                        1.73%      1.58%      1.42%      1.35%      1.36%
                                         =======================================================

Nonperforming loans at December 31, 2003, were $121.5 million, compared to $99.3 million at December 31, 2002, and $52.1 million at December 31, 2001. The ratio of nonperforming loans to total loans at the end of 2003 was 1.18%, as compared to 0.96% and 0.58% at December 31, 2002 and 2001, respectively. Of the $22.2 million increase in nonperforming loans between year-end 2002 and 2003, nonaccrual loans increased $19.8 million and accruing loans past due 90 days or more increased $3.6 million, while restructured loans decreased $1.2 million. Of the $47.2 million increase in nonperforming loans between year-end 2001 and 2002, nonaccrual loans increased $45.9 million, restructured loans increased $1.0 million, and accruing loans past due 90 days or more increased $0.3 million. The Corporation's allowance for loan losses to nonperforming loans was 146% at year-end 2003, down from 164% at year-end 2002 and 246% at year-end 2001.

The upward trend in nonperforming loans was primarily due to increases in commercial nonperforming loans, and mostly due to specific larger commercial credits. Commercial nonaccrual loans were $95.8 million at December 31, 2003 (up $22.8 million from year-end 2002), and represented 84%, 78%, and 67% of total nonaccrual loans at year-end 2003, 2002, and 2001, respectively. Additionally, accruing commercial loans past due 90 days or more were $5.8 million at December 31, 2003, and represented 77%, 27%, and 47% of total accruing loans past due 90 days or more at year-end 2003, 2002 and 2001, respectively.

For year-end 2003 versus 2002, the $22.8 million increase in commercial nonaccrual loans was predominantly attributable to the addition, during the second quarter of 2003, of two large commercial credits (totaling approximately $20 million at December 31, 2003, one in the construction industry and one in the hospitality industry). The $3.6 million increase from year-end 2002 to year-end 2003 in accruing loans past due 90 days or more was primarily attributable to one large commercial credit ($2.5 million at December 31, 2003), while the decrease in restructured loans was due to one large commercial credit that was transferred to nonaccrual status and subsequently charged off.

For year-end 2002 versus 2001, the increase in commercial nonaccrual loans was predominantly attributable to the addition of a previously disclosed commercial manufacturing relationship (totaling $21 million at year-end 2002) for which payments were current; however, the Corporation had doubts concerning the future collectibility of the loan and set aside $10 million of the allowance for loan losses for this credit. This credit remains in the commercial portfolio at December 31, 2003 ($17 million outstanding) with continued concerns of collectibility and $10 million of the allowance for loan losses set aside. The remaining rise in nonaccrual loans for 2002 was primarily attributable to the commercial loan portfolio, but not concentrated within any industry.

Other real estate owned decreased to $5.5 million at December 31, 2003, compared to $11.4 million and $2.7 million at year-end 2002 and 2001, respectively. The change in other real estate owned was predominantly due to the addition and subsequent sale of commercial real estate properties. An $8.0 million property was added during 2002, while three other commercial properties (at $1.1 million, $1.5 million, and $2.7 million) were added during 2003. The $1.5 million property was sold during the second quarter of 2003 (at a net loss of $0.6 million), the $8.0 million property was sold during the third quarter of 2003 (at a net gain of $1.0 million), and the $2.7 million property was sold during the fourth quarter of 2003 (at a small gain). Also during fourth quarter 2003, a $0.5 million write down was recorded in other noninterest expense on another commercial property in other real estate owned. Net gains on sales of other real estate owned were $472,000, $53,000, and $643,000 for 2003, 2002, and 2001,
respectively. Management actively seeks to ensure properties held are monitored to minimize the Corporation's risk of loss.

The following table shows, for those loans accounted for on a nonaccrual basis and restructured loans for the years ended as indicated, the gross interest that would have been recorded if the loans had been current in accordance with their original terms and the amount of interest income that was included in interest income for the period.

TABLE 13: Foregone Loan Interest

                                                  Years Ended December 31,
                                              --------------------------------
                                                2003        2002       2001
                                              --------------------------------
                                                     ($ in Thousands)

Interest  income in  accordance
  with  original terms                         $ 7,620    $ 6,866    $ 4,840
Interest income recognized                      (2,898)    (4,313)    (2,694)
                                              --------------------------------
Reduction in interest income                   $ 4,722    $ 2,553    $ 2,146
                                              ================================

Potential problem loans are certain loans bearing risk ratings by management that are not in nonperforming status but where there are doubts as to the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that the Corporation expects losses to occur but that management recognizes a higher degree of risk associated with these loans. The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in the determination of the level of the allowance for loan losses. The loans that have been reported as potential problem loans are not concentrated in a particular industry but rather cover a diverse range of businesses. At December 31, 2003, potential problem loans totaled $245 million, compared to $212 million at December 31, 2002. The $33 million increase from December 31, 2002 to December 31, 2003, is primarily attributable to deterioration in certain loans in the commercial
manufacturing   sector   (accountable  for  approximately  $28  million  of  the
increase).

Investment Securities Portfolio

The investment securities portfolio is intended to provide the Corporation with adequate liquidity, flexibility in asset/liability management, a source of stable income, and is structured with minimum credit exposure to the Corporation. Investment securities classified as available for sale are carried at fair market value in the consolidated balance sheet. At December 31, 2003, the total carrying value of investment securities represented 25% of total assets, compared to 22% at year-end 2002. On average, the investment portfolio represented 24% and 25% of average earning assets for 2003 and 2002, respectively.

The classification of securities as held to maturity or available for sale is determined at the time of purchase. The Corporation generally classifies investment purchases as available for sale, consistent with the Corporation's investment philosophy of maintaining flexibility to manage the investment portfolio, particularly in light of asset/liability management strategies, possible securities sales in response to changes in interest rates or prepayment risk, the need to manage liquidity or regulatory capital, and other factors.

TABLE 14: Investment Securities Portfolio

                                                     At December 31,
                                         --------------------------------------
                                             2003         2002         2001
                                         --------------------------------------
                                                   ($ in Thousands)

Investment Securities Available
  for Sale:
U.S. Treasury securities                  $   36,588   $   44,967   $   15,071
Federal agency securities                    167,859      222,787      196,175
Obligations of state and political
  subdivisions                               868,974      851,710      847,887
Mortgage-related securities                2,232,920    1,672,542    1,642,851
Other securities (debt and equity)           368,388      440,126      414,399
                                         --------------------------------------
  Total amortized cost                    $3,674,729   $3,232,132   $3,116,383
                                         ======================================
  Total fair value and carrying value     $3,773,784   $3,362,669   $3,197,021
                                         ======================================

At December 31, 2003 and 2002, mortgage-related securities (which include predominantly mortgage-backed securities and collateralized mortgage obligations) represented 59.2% and 50.7%, respectively, of total investment securities based on carrying value. The fair value of mortgage-related securities are subject to inherent risks based upon the future performance of the underlying collateral (i.e., mortgage loans) for these securities, such as prepayment risk and interest rate changes.

At December 31, 2003, the Corporation's securities portfolio did not contain securities of any single issuer that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 10% of stockholders' equity or approximately $135 million (stockholders' equity was $1.3 billion at December 31, 2003).

During 2002, a CMO (included in mortgage-related securities) was determined to have an other-than-temporary impairment that resulted in a write down on the security of $0.8 million during 2002 and $0.3 million during 2003 based on continued evaluation. See Note 3, "Investment Securities," of the notes to consolidated financial statements for more information.

TABLE 15: Investment Securities Portfolio Maturity Distribution (1) -
          At December 31, 2003

                                Investment Securities Available for Sale - Maturity Distribution and Weighted Average Yield
               ---------------------------------------------------------------------------------------------------------------------
                                   After one        After five                       Mortgate-related         Total           Total
                                   but within       but within          After           and equity          Amortized         Fair
                Within one year    five years       ten years         ten years         securities             Cost           Value
               ---------------------------------------------------------------------------------------------------------------------
                Amount   Yield   Amount   Yield   Amount   Yield    Amount  Yield     Amount   Yield      Amount   Yield      Amount
               ---------------------------------------------------------------------------------------------------------------------
                                                                       ($ in Thousands)
U. S. Treasury
  securities    $ 25,377  3.33%    11,211  1.88%       ---   ---        ---   ---         ---   ---    $   36,588  2.88%  $   36,759
Federal agency
  securities     101,170  5.27     51,566  5.52     15,123  3.78%       ---   ---         ---   ---       167,859  5.21      172,713
Obligations of
  states and
  political
  subdivisions
  (2)             51,812  7.08    225,393  6.83    298,596  7.10    293,173  7.81%         ---   ---      868,974  7.27      927,485
Other debt
  securities      62,258  3.21    143,671  6.14        ---   ---     10,000  2.25          ---   ---      215,929  5.11      228,505
Mortgage-
  related
  securities         ---   ---        ---   ---        ---   ---        ---   ---    2,232,920  4.43%   2,232,920  4.43    2,233,412
Equity
  securities         ---   ---        ---   ---        ---   ---        ---   ---      152,459  6.28      152,459  6.28      174.910
               ---------------------------------------------------------------------------------------------------------------------
Total
  amortized
  cost          $240,617  4.97%  $431,841  6.22%  $313,719  6.86%  $303,173  7.63%  $2,385,379  4.55%  $3,674,729  5.24%  $3,773,784
               =====================================================================================================================
Total fair
  value         $245,135         $459,887         $334,387         $326,053         $2,408,322                            $3,773,784
               =====================================================================================================================

(1) Expected maturities will differ from contractual maturities, as borrowers may have the right to call or repay obligations with or without call or prepayment penalties.
(2) Yields on tax-exempt securities are computed on a taxable equivalent basis using a tax rate of 35% and have not been adjusted for certain disallowed interest deductions.

Deposits

Deposits are the Corporation's largest source of funds. See also section "Liquidity." The Corporation competes with other bank and nonbank institutions, as well as with investment alternatives such as money market or other mutual funds and brokerage houses for deposits. The Corporation's nonbrokered deposit growth was impacted by competitive factors, as well as other investment opportunities available to customers. During both 2003 and 2002, the Corporation has actively marketed its transaction accounts (business demand deposits, interest-bearing demand deposits, and money market accounts), which offer competitive, market-indexed rates and greater customer flexibility. Additionally, customer preference to keep funds more liquid in this prolonged low rate environment has aided general deposit growth.

At December 31, 2003, deposits were $9.8 billion, up $668 million or 7.3% over December 31, 2002. The sale of two branches during 2003 reduced deposits by $17 million. Selected period-end deposit information is detailed in Note 7, "Deposits," of the notes to consolidated financial statements, including a maturity distribution of all time deposits at December 31, 2003. A maturity distribution of certificates of deposit and other time deposits of $100,000 or more at December 31, 2003, is shown in Table 17. Table 16 summarizes the distribution of average deposit balances.

The mix of deposits changed during 2003 as customers reacted to prolonged low and uncertain interest rates as well as unsteady market conditions. At December 31, 2003, noninterest-bearing demand deposits were 18% of deposits, compared to 19% at year-end 2002. Interest-bearing transaction accounts (savings, interest-bearing demand, and money market deposits) grew to 49% of deposits versus 45% at the end of 2002. Given the lower interest rate environment and scheduled maturities, total time deposits declined to 33% of deposits at year-end 2003 compared to 36% at year-end 2002.

On average, deposits were $9.3 billion for 2003, up $387 million or 4.3% over the average for 2002. Average nonbrokered deposits for 2003 were $9.1 billion, up $472 million or 5.5% compared to 2002.

TABLE 16: Average Deposits Distribution

                                                2003                   2002                    2001
                                       -------------------------------------------------------------------
                                                     % of                   % of                   % of
                                          Amount     Total       Amount      Total      Amount     Total
                                       -------------------------------------------------------------------
                                                                 ($ in Thousands)
Noninterest-bearing demand deposits     $1,677,891     18%     $1,498,106     17%     $1,166,495     14%
Interest-bearing demand deposits         1,827,304     20       1,118,546     12         799,451       9
Savings deposits                           928,147     10         891,105     10         839,417      10
Money market deposits                    1,623,438     17       1,876,988     21       1,722,242      20
Brokered certificates of deposit           178,853      2         264,023      3         404,686       5
Other time and certificates of
deposit                                  3,063,873     33       3,263,766     37       3,648,942      42
                                       -------------------------------------------------------------------
Total deposits                          $9,299,506    100%     $8,912,534    100%     $ 8,581,233    100%
                                       ===================================================================
Nonbrokered deposits                    $9,120,653     98%     $8,648,511     97%     $ 8,176,547     95%
                                       ===================================================================

TABLE 17: Maturity Distribution-Certificates of Deposit and Other Time
          Deposits of $100,000 or More

                                               December 31, 2003
                                 ----------------------------------------------
                                 Certificates of Deposit   Other Time Deposits
                                 ----------------------------------------------
                                               ($ in Thousands)

Three months or less                    $457,495                 $59,524
Over three months
  through six months                     112,144                  34,575
Over six months through
  twelve months                           76,760                  25,000
Over twelve months                       233,051                     ---
                                 ----------------------------------------------
Total                                   $879,450                $119,099
                                 ==============================================

Other Funding Sources

Other funding sources, including short-term borrowings, long-term debt, and company-obligated mandatorily redeemable preferred securities ("wholesale funds"), were $4.0 billion at December 31, 2003, down $0.5 billion from $4.5 billion at December 31, 2002. See also section "Liquidity." Short-term borrowings decreased $461 million, primarily in Federal funds purchased and securities sold under agreements to repurchase. Short-term borrowings are primarily comprised of Federal funds purchased; securities sold under agreements to repurchase; short-term Federal Home Loan Bank advances; notes payable to banks; and treasury, tax, and loan notes. The Federal Home Loan Bank advances included in short-term borrowings are those with original maturities of less than one year. The treasury, tax, and loan notes are demand notes representing secured borrowings from the U.S. Treasury, collateralized by qualifying securities and loans. The funds are placed with the subsidiary banks at the discretion of the U.S. Treasury and may be called at any time. See Note 8, "Short-term Borrowings," of the notes to consolidated financial statements for additional information on short-term borrowings, and Table 18 for specific disclosure required for major short-term borrowing categories. Long-term debt at December 31, 2003, was $1.9 billion, down $55 million from December 31, 2002, due primarily to the issuance of $50 million of bank notes, $203 million of long-term repurchase agreements, and $250 million of long-term Federal Home Loan Bank advances, net of the repayments of $302 million of long-term Federal Home Loan Bank advances and $250 million of bank notes. See Note 9, "Long-term Debt," of the notes to consolidated financial statements for additional information on long-term debt. In addition, during 2002 the Corporation issued $175 million of company-obligated mandatorily redeemable preferred securities. See Note 10, "Company-Obligated Mandatorily Redeemable Preferred Securities," of the notes to consolidated financial statements for additional information on the preferred securities and details regarding the impact of recent accounting pronouncements requiring the deconsolidation of the preferred securities.

Wholesale funds on average were $4.2 billion for 2003, up $251 million or 6.3% over 2002. The mix of wholesale funding continued to shift toward longer-term instruments, with average long-term funding representing 49.5% of wholesale funds compared to 42.0% in 2002, in response to certain asset/liability objectives and low interest rates. Within the short-term borrowing categories, average Federal funds purchased and securities sold under agreements to repurchase were down $237 million, while other short-term borrowing sources were up $65 million.

TABLE 18: Short-Term Borrowings

                                                               December 31,
                                                 ----------------------------------------
                                                     2003          2002          2001
                                                 ----------------------------------------
                                                             ($ in Thousands)
Federal funds purchased and securities sold
    under agreements to repurchase:
  Balance end of year                             $1,340,996    $2,240,286    $1,691,152
  Average amounts outstanding during year          1,821,220     2,058,163     1,839,336
  Maximum month-end amounts outstanding            2,235,928     2,264,557     2,298,320
  Average  interest  rates on amounts
  outstanding at end of year                            1.05%         1.49%         2.22%
  Average interest rates on amounts outstanding
    during year                                         1.28%         2.05%         4.19%
Federal Home Loan Bank advances:
  Balance end of year                                   $---    $  100,000    $  300,000
  Average amounts outstanding during year             76,441       147,945       722,466
  Maximum month-end amounts outstanding              100,000       400,000       850,000
  Average  interest  rates on amounts
  outstanding at end of year                            --            1.66%         3.15%
  Average interest rates on amounts outstanding
    during year                                         1.66%         1.91%         6.25%

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

TABLE 19: Credit Ratings at December 31, 2003

                                 Moody's      S&P     Fitch Ratings
                                 -------      ---     -------------
Bank short-term                     P1         A2           F1
Bank long-term                      A2         A-           A-

Corporation short-term              P2         A2           F1
Corporation long-term               A3        BBB+          A-

Subordinated debt long-term        Baa1       BBB          BBB+

While core deposits and loan and investment repayment are principal sources of liquidity, funding diversification is another key element of liquidity management. Diversity is achieved by strategically varying depositor type, term, funding market, and instrument. As noted above, the Parent Company and certain subsidiary banks are rated by Moody's, Standard and Poor's (S&P), and Fitch. These ratings, along with the Corporation's other ratings, provide opportunity for greater funding capacity and funding alternatives.

The Parent Company manages its liquidity position to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries, repurchase common stock, and satisfy other operating requirements. The Parent Company's primary funding sources to meet its liquidity requirements are dividends and service fees from subsidiaries, borrowings with major banks, commercial paper issuance, and proceeds from the issuance of equity. Dividends received in cash from subsidiaries totaled $179.5 million in 2003 and represent a primary funding source. At December 31, 2003, $136.8 million in dividends could be paid to the parent by its subsidiaries without obtaining prior regulatory approval, subject to the capital needs of the banks. As discussed in
Item 1, the subsidiary banks are subject to regulation and, among other things, may be limited in their ability to pay dividends or transfer funds to the Parent Company. Accordingly, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available for the payment of cash dividends to the shareholders or for other cash needs.

In addition to dividends and service fees from subsidiaries, the Parent Company has multiple funding sources that could be used to increase liquidity and provide additional financial flexibility. These sources include a revolving credit facility, commercial paper, and two shelf registrations to issue debt and preferred securities or a combination thereof. The Parent Company has available a $100 million revolving credit facility with established lines of credit from nonaffiliated banks, of which $100 million was available at December 31, 2003. In addition, $200 million of commercial paper was available at December 31, 2003, under the Parent Company's $200 million commercial paper program.

In May 2002, the Parent Company filed a "shelf" registration statement under which the Parent Company may offer up to $300 million of trust preferred securities. In May 2002 $175 million of trust preferred securities were issued, bearing a 7.625% fixed coupon rate. At December 31, 2003, $125 million was available under the trust preferred shelf. In May 2001, the Parent Company filed a "shelf" registration statement whereby the Parent Company may offer up to $500 million of any combination of the following securities, either separately or in units: debt securities, preferred stock, depositary shares, common stock, and warrants. In August 2001, the Parent Company issued $200 million in a subordinated note offering, bearing a 6.75% fixed coupon rate and 10-year maturity. At December 31, 2003, $300 million was available under the shelf registration.

Investment securities are an important tool to the Corporation's liquidity objective. As of December 31, 2003, all securities are classified as available for sale and are reported at fair value on the consolidated balance sheet. Of the $3.8 billion investment portfolio, $1.6 billion were pledged to secure certain deposits, Federal Home Loan Bank advances, or for other purposes as required or permitted by law. The remaining securities could be pledged or sold to enhance liquidity, if necessary.

The bank subsidiaries have a variety of funding sources (in addition to key liquidity sources, such as core deposits, loan and investment portfolio repayments and maturities, and loan and investment portfolio sales) available to increase financial flexibility. A $2 billion bank note program associated with Associated Bank, National Association, was established during 2000. Under this program, short-term and long-term debt may be issued. As of December 31, 2003, $300 million of long-term bank notes and $200 million of short-term bank notes were outstanding. At December 31, 2003, $1.5 billion was available under this program. The banks have also established federal funds lines with major banks totaling approximately $3.6 billion and the ability to borrow from the Federal Home Loan Bank ($0.9 billion was outstanding at December 31, 2003). In addition, the bank subsidiaries also accept Eurodollar deposits, issue institutional certificates of deposit, and from time to time offer brokered certificates of deposit.

As reflected in Table 22, the Corporation has various financial obligations, including contractual obligations and other commitments, which may require future cash payments. The relatively shorter maturities in time deposits is not out of the ordinary to the Corporation's experience of its customer base preference. While the time deposits indicate shorter maturities and a declining trend (largely due to the reduced attractiveness of time deposits in the prolonged low rate environment), liquidity was supported by strong growth in non-time deposits. Continued
strategic emphasis on deposit growth should further support this liquidity source. The Corporation has been purposely extending its long-term funding sources primarily to take advantage of extending maturities in the low rate environment. While this commits the Corporation contractually to future cash payments, it is supportive of interest rate risk and liquidity management strategies. As a financial services provider, the Corporation routinely enters into commitments to extend credit. While contractual obligations represent future cash requirements of the Corporation, a significant portion of commitments to extend credit may expire without being drawn upon.

For the year ended December 31, 2003, net cash provided from operating and financing activities was $496.8 million and $9.1 million, respectively, while investing activities used net cash of $551.0 million, for a net decrease in cash and cash equivalents of $45.1 million since year-end 2002. Generally, during 2003, deposit growth was strong, while net asset growth since year-end 2002 was moderate (up 1.4%). Thus, the reliance on other funding sources was reduced, particularly short-term borrowings and long-term debt. The deposit growth provided for the repayment of short-term borrowings and long-term debt, common stock repurchases, and the payment of cash dividends to the Corporation's shareholders.

For the year ended December 31, 2002, net cash provided from operating and financing activities was $298.6 million and $75.8 million, respectively, while investing activities used net cash of $534.8 million, for a net decrease in cash and cash equivalents of $160.4 million since year-end 2001. Generally, during 2002, anticipated maturities of time deposits occurred and net asset growth since year-end 2001 was up due to the Signal acquisition. Other funding sources were utilized, particularly long-term debt, to finance the Signal acquisition, replenish the net decrease in deposits, repay short-term borrowings, provide for common stock repurchases, and pay cash dividends to the Corporation's shareholders.

Quantitative and Qualitative Disclosures about Market Risk

Market risk arises from exposure to changes in interest rates, exchange rates, commodity prices, and other relevant market rate or price risk. The Corporation faces market risk in the form of interest rate risk through other than trading activities. Market risk from other than trading activities in the form of interest rate risk is measured and managed through a number of methods. The Corporation uses financial modeling techniques that measure the sensitivity of future earnings due to changing rate environments to measure interest rate risk. Policies established by the Corporation's Asset/Liability Committee and approved by the Board of Directors limit exposure of earnings at risk. General interest rate movements are used to develop sensitivity as the Corporation feels it has no primary exposure to a specific point on the yield curve. These limits are based on the Corporation's exposure to a 100 bp and 200 bp immediate and sustained parallel rate move, either upward or downward.

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

The following table represents the Corporation's consolidated static gap position as of December 31, 2003.

TABLE 20: Interest Rate Sensitivity Analysis

                                                                               December 31, 2003
                                          -----------------------------------------------------------------------------------------
                                                                          Interest Sensitivity Period
                                                                                         Total Within
                                              0-90 Days    91-180 Days    181-365 Days      1 Year       Over 1 Year       Total
                                          -----------------------------------------------------------------------------------------
                                                                           ($ in Thousands)
Earning assets:
  Loans held for sale                      $   104,336    $       ---     $       ---     $   104,336   $       ---    $   104,336
  Investment  securities,
    at  fair value                             510,115        111,071         283,882         905,068     2,868,716      3,773,784
  Loans                                      6,047,927        384,037       1,072,342       7,504,306     2,787,504     10,291,810
  Interest rate swaps                          352,983            ---             ---         352,983      (352,983)           ---
  Other earning assets                          10,724            ---             ---          10,724           ---         10,724
                                          -----------------------------------------------------------------------------------------
Total earning assets                       $ 7,026,085    $   495,108     $ 1,356,224     $ 8,877,417   $ 5,303,237    $14,180,654
                                          =========================================================================================
Interest-bearing liabilities:
  Interest-bearing deposits(1) (2)         $ 1,367,778    $   966,325     $ 1,347,304     $ 3,681,407   $ 5,946,306    $ 9,627,713
  Other interest-bearing
    liabilities (2)                          2,927,319        200,958         203,349       3,331,626       796,540      4,128,166
  Interest rate swaps (3)                      175,000            ---             ---         175,000      (175,000)           ---
                                          -----------------------------------------------------------------------------------------
Total interest-bearing liabilities         $ 4,470,097    $ 1,167,283     $ 1,550,653     $ 7,188,033   $ 6,567,846    $13,755,879
                                          =========================================================================================
Interest sensitivity gap                   $ 2,555,988    $  (672,175)    $  (194,429)    $ 1,689,384   $(1,264,609)   $   424,775
Cumulative interest sensitivity gap        $ 2,555,988    $ 1,883,813     $ 1,689,384

12 Month cumulative gap as a
percentage of earning  assets  at
  December  31, 2003                              18.0%          13.3%           11.9%
                                          =========================================================================================

(1) The interest rate sensitivity assumptions for demand deposits, savings accounts, money market accounts, and interest-bearing demand deposit accounts are based on current and historical experiences regarding portfolio retention and interest rate repricing behavior. Based on these experiences, a portion of these balances are considered to be long-term and fairly stable and are, therefore, included in the "Over 1 Year" category.
(2) For analysis purposes, Brokered CDs of $165 million have been included with other interest-bearing liabilities and excluded from interest-bearing deposits.
(3)  Interest rate swaps on funding are presented on a net basis.

The static gap analysis in Table 20 provides a representation of the Corporation's earnings sensitivity to changes in interest rates. It is a static indicator that does not reflect various repricing characteristics and may not necessarily indicate the sensitivity of net interest income in a changing interest rate environment.

At the end of 2002, the Corporation's balance sheet was asset sensitive to interest rate movements. (Asset sensitive means that assets will reprice faster than liabilities. In a rising rate environment, an asset sensitive bank will generally benefit.) During 2003, the Corporation remained asset sensitive as a result of issuing long-term funding, growth in demand deposits, and shortening of the mortgage portfolio and investment portfolio due to faster prepayment experience.

Interest rate risk of embedded positions (including prepayment and early withdrawal options, lagged interest rate changes, administered interest rate products, and cap and floor options within products) require a more dynamic measuring tool to capture earnings risk. Earnings simulation and economic value of equity are used to more completely assess interest rate risk.

Along with the static gap analysis, determining the sensitivity of short-term future earnings to a hypothetical plus or minus 100 bp and 200 bp parallel rate shock can be accomplished through the use of simulation modeling. In addition to the assumptions used to create the static gap, simulation of earnings includes the modeling of the balance sheet as an ongoing entity. Future business assumptions involving administered rate products, prepayments for future rate-sensitive balances, and the reinvestment of maturing assets and liabilities are included. These items are then modeled to project net interest income based on a hypothetical change in interest rates. The resulting net interest income for the next 12-month period is compared to the net interest income amount calculated using flat rates. This difference represents the Corporation's earnings sensitivity to a plus or minus 100 bp parallel rate shock.

The resulting simulations for December 31, 2003, projected that net interest income would increase by approximately 1.7% of budgeted net interest income if rates rose by a 100 bp shock, and projected that the net interest income would decrease by approximately 1.1% if rates fell by a 100 bp shock. At December 31, 2002, the 100 bp shock up was projected to increase budgeted net interest income by approximately 3.9%, and the 100 bp shock down was projected to decrease budgeted net interest income by approximately 4.0%.

Economic value of equity is another tool used to measure the impact of interest rates on the present value of assets, liabilities and off-balance sheet financial instruments. This measurement is a longer-term analysis of interest rate risk as it evaluates every cash flow produced by the current balance sheet. The projected changes for earnings simulation and economic value of equity for both 2003 and 2002 were within the Corporation's interest rate risk policy.

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

In 2003, the Corporation entered into $96 million in notional amounts of new interest rate swaps to reduce interest rate risk. Interest rate swaps involve the exchange of fixed- and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated.

Table 21: Interest Rate Swap Hedging Portfolio Notional Balances and
          Yield by Maturity Date

                           Notional     Weighted Average     Weighted Average
       Maturity             Amount        Rate Received          Rate Paid
-------------------------------------------------------------------------------
                      ($ in Thousands)

   Less than 1 year        $ 22,148           3.30%               5.93%
     1 - 5 years            232,176           3.41                6.25
     5 - 10 years           500,134           3.81                4.61
    Over 10 years           181,731           7.47                2.35
                           ----------------------------------------------------
                           $936,189           4.41%               4.61%
                           ====================================================

To hedge against rising interest rates, the Corporation may use interest rate caps. Counterparties to these interest cap agreements pay the Corporation based on the notional amount and the difference between current rates and strike rates. At December 31, 2003, there were $200 million of interest rate caps outstanding, which have a six month LIBOR strike of 4.72%. To hedge against falling interest rates, the Corporation may use interest rate floors. Like caps, counterparties to interest rate floor agreements pay the Corporation based on the notional amount and the difference between current rates and strike rates. There were no floors outstanding at December 31, 2003. Derivative financial instruments are also discussed in Note 15, "Derivative and Hedging Activities," of the notes to consolidated financial statements.

Contractual Obligations, Commitments, Off-Balance Sheet Risk, and Contingent Liabilities

Through the normal course of operations, the Corporation has entered into certain contractual obligations and other commitments. Such obligations generally relate to funding of operations through deposits or debt issuances, as well as leases for premises and equipment. As a financial services provider, the Corporation routinely enters into commitments to extend credit. While contractual obligations represent future cash requirements of the Corporation, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Corporation.

The following table summarizes significant contractual obligations and other commitments at December 31, 2003. The payment amounts represent those amounts contractually due to the recipient and do not include any unamoritized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

Table 22: Contractual Obligations and Other Commitments

                                       Note       One Year         One to          Three to           Over
                                    Reference      or Less       Three Years      Five Years       Five Years         Total
                                    ------------------------------------------------------------------------------------------
                                                                               ($ in Thousands)
Time deposits                           7        $2,008,241      $  869,059        $237,388         $ 69,461       $3,184,149
Long-term funding                    9 and 10     1,026,325         457,275         113,500          425,767        2,022,867
Operating leases                        6             7,368          12,685          10,062           15,527           45,642
Commitments to extend credit            14        3,105,311         489,113         190,842           60,942        3,846,208
                                                 -----------------------------------------------------------------------------
  Total                                          $6,147,245      $1,828,132        $551,792         $571,697       $9,098,866
                                                 =============================================================================

The Corporation also has obligations  under its retirement plans as described in
Note 12, "Retirement Plans," of the notes to consolidated financial statements. The Corporation does not expect to make a contribution to its pension plan during 2004 due to the funded status of the plan.

The Corporation also enters into derivative contracts under which the Corporation is required to either receive cash from or pay cash to counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of the contracts change daily as market interest rates change. Because the derivative liabilities recorded on the balance sheet at December 31, 2003, do not represent the amounts that may ultimately be paid under these contracts, these liabilities are not included in the table of contractual obligations presented above. Further discussion of derivative instruments is included in
Note 1, "Summary of Significant Accounting Policies," and Note 15, "Derivative and Hedging Activities," of the notes to consolidated financial statements.

A summary of significant commitments at December 31, 2003, is as follows:

                                                                 2003
                                                          ------------------
                                                           ($ in Thousands)
Commitments to extend credit, excluding
    commitments to originate mortgage loans                   $3,732,150
Commitments  to originate  residential
  mortgage  loans held for sale                                  114,058
                                                          ------------------
  Total commitments to extend credit                           3,846,208
Commercial letters of credit                                      19,665
Standby letters of credit                                        338,954
Forward commitments to sell loans                             $  152,000
                                                          ==================

Further  discussion of these  commitments is included in Note 14,  "Commitments,
Off-Balance   Sheet  Risk,  and  Contingent   Liabilities,"   of  the  notes  to
consolidated financial statements.

The Corporation may also have liabilities under certain contractual agreements contingent upon the occurrence of certain events. A discussion of significant contractual arrangements under which the Corporation may be held contingently liable, including guarantee arrangements, is included in Note 14, "Commitments, Off-Balance Sheet Risk, and Contingent Liabilities," of the notes to consolidated financial statements.

Capital

Stockholders' equity at December 31, 2003, increased $76 million to $1.3 billion, or $18.39 per share compared with $17.13 per share at the end of 2002. Stockholders' equity is also described in Note 11, "Stockholders' Equity," of the notes to consolidated financial statements.

The increase in stockholders' equity for 2003 was primarily composed of the retention of earnings and the exercise of stock options, with offsetting decreases to stockholders' equity from the payment of cash dividends and the repurchase of common stock. Additionally, stockholders' equity at year-end 2003 included $52.1 million of accumulated other comprehensive income versus $60.3 million at December 31, 2002. The decrease in accumulated other comprehensive income was predominantly related to a decrease in unrealized gains on securities available for sale (due primarily to declines in the market value of mortgage-related securities), lower unrealized losses on cash flow hedges, and a change in the additional pension obligation (See Note 12, "Retirement Plans," of the notes to consolidated financial statements), net of the related tax effect. Stockholders' equity to assets at December 31, 2003 was 8.84%, compared to 8.46% at the end of 2002.

TABLE 23: Capital
                                                     At December 31,
                                        ---------------------------------------
                                            2003          2002         2001
                                        ---------------------------------------
                                         (In Thousands, except per share data)
Total stockholders' equity               $1,348,427    $1,272,183   $1,070,416
Tier 1 capital                            1,221,647     1,165,481      924,871
Total capital                             1,572,770     1,513,424    1,253,036
Market capitalization                     3,137,696     2,521,083    2,305,698
                                        ---------------------------------------
Book value per common share              $    18.39    $    17.13   $    14.89
Cash dividends per common share                1.33          1.21         1.11
Stock price at end of period                  42.80         33.94        32.08
Low closing price for the period              32.15         27.20        27.05
High closing price for the period             43.13         38.25        33.55
                                        ---------------------------------------
Total equity/assets                            8.84%         8.46%        7.87%
Tier 1 leverage ratio                          8.37          7.94         7.03
Tier 1 risk-based capital ratio               10.86         10.52         9.71
Total risk-based capital ratio                13.99         13.66        13.15
                                        ---------------------------------------
Shares outstanding (period end)              73,311        74,281       71,869
Basic shares outstanding (average)           73,745        74,685       72,587
Diluted shares outstanding (average)         74,507        75,493       73,167
                                        =======================================

Cash dividends paid in 2003 were $1.33 per share, compared with $1.21 per share in 2002, an increase of 9.9%. Cash dividends per share have increased at a 9.1% compounded rate during the past five years.

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

As of December 31, 2003 and 2002, the Corporation's Tier 1 risk-based capital ratios, total risk-based capital (Tier 1 and Tier 2) ratios, and Tier 1 leverage ratios were in excess of regulatory minimum and well capitalized requirements. It is management's intent to exceed the minimum requisite capital levels. Capital ratios are included in Note 18, "Regulatory Matters," of the notes to consolidated financial statements. As discussed in
Note 10,  "Company-Obligated  Mandatorily  Redeemable Preferred Securities," and
Note 18, "Regulatory Matters," of the notes to consolidated financial statements, the preferred securities qualify as Tier 1 Capital for the Corporation under Federal Reserve Board guidelines. As a result of recent accounting pronouncements, the Federal Reserve Board is currently evaluating whether deconsolidation of the trust will affect the qualification of the preferred securities as Tier 1 capital. If it is determined that the preferred securities no longer qualify as Tier 1 capital, the effect of such a change is not expected to affect the Corporation's well-capitalized status.

The Board of Directors has authorized management to repurchase shares of the Corporation's common stock each quarter in the market, to be made available for issuance in connection with the Corporation's employee incentive plans and for other corporate purposes. For the Corporation's employee incentive plans, the Board of Directors authorized the repurchase of up to 1.6 million shares (400,000 shares per quarter) in 2003 and 2002. Of these authorizations, approximately 1.3 million shares were repurchased for $43.3 million during 2002 (with approximately 1.0 million shares reissued in connection with stock options exercised), while none were repurchased during 2003 (with approximately 1.1 million shares reissued in connection with stock options exercised). Additionally, under two separate actions in 2000 and one action in 2003, the Board of Directors authorized the repurchase and cancellation of the
Corporation's outstanding shares, not to exceed approximately 11.0 million shares on a combined basis. Under these authorizations, approximately 2.1 million shares were repurchased for $74.5 million during 2003 at an average cost of $36.17 per share, while during 2002 approximately 1.3 million shares were repurchased for $44.0 million at an average cost of $32.69 per share. At December 31, 2003, approximately 3.7 million shares remain authorized to repurchase. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities.

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

Fourth Quarter 2003 Results

Net income for fourth quarter 2003 was $55.6 million, $2.2 million higher than the $53.4 million earned in the fourth quarter of 2002. Basic and diluted earnings per share for fourth quarter 2003 were $0.76 and $0.75, respectively, compared to $0.72 and $0.71, respectively, for fourth quarter 2002.

Taxable equivalent net interest income for fourth quarter 2003 was $133.4 million, $2.3 million lower than fourth quarter 2002. Volume variances were unfavorable by $0.6 million (primarily from lower average loans), while rate variances were unfavorable by $1.7 million (primarily from unfavorable rate variance on earning assets greater than favorable rate variance on interest-bearing liabilities). Average earning assets declined $41 million (0.3%) to $13.8 billion, the net of a $204 million decline in average loans and a $163 million increase in average investments. Interest-bearing liabilities decreased $155 million, the result of a $646 million growth in average interest-bearing deposits (predominantly growth in interest-bearing demand deposits), offset by an $801 million decline in average wholesale funding (particularly short-term borrowings given deposit growth). The average Fed funds rate for fourth quarter 2003 of 1.00% was 45 bp lower than fourth quarter 2002. For fourth quarter 2003, net interest margin was 3.81%, 6 bp lower than fourth quarter 2002, the result of a 6 bp lower contribution from net free funds (which contributed less due to lower rates, despite increased balances). The yield on earning assets for fourth quarter 2003 was 5.22% or 55 bp lower than fourth quarter 2002, primarily attributable to lower loan yields. The rate on interest-bearing liabilities also decreased 55 bp to 1.68%, also due principally to the repricing of deposit products and wholesale funds in the lower interest rate environment.

The provision for loan losses of $9.6 million in fourth quarter 2003 was $5.0 million lower than fourth quarter 2002. Less provision was provided in light of flat loan growth as well asset quality differences between the quarters. The allowance for loan losses to loans was 1.73% at December 31, 2003, compared to 1.58% at December 31, 2002 (see sections, "Loans," "Allowance for Loan Losses," and "Nonperforming Loans, Potential Problem Loans, and Other Real Estate Owned.")

Noninterest income in fourth quarter 2003 was $10.2 million lower than the comparable quarter in 2002, driven by a $16.7 million decrease in mortgage banking income and a $3.9 increase in retail commissions. Although 2003 secondary mortgage production was up $1.1 billion from 2002, production declined significantly in fourth quarter 2003, especially reflecting lower refinancing activity due to the upward movement in mortgage rates. Secondary mortgage production was $0.5 billion in fourth quarter 2003 versus $1.2 billion in fourth quarter 2002, resulting in decreased gains on sales (down $13.2 million). Retail commissions were up $3.9 million, with increases in insurance commissions (up $3.4 million, attributable to the CFG acquisition) and brokerage commissions, including variable annuities (up $0.5 million). Trust service fees increased $2.1 million, reflecting new business, increases in the fee structure on personal trust accounts, and improved equity markets. A $1.7 million increase in asset sales gains was a result of a $1.4 million gain in fourth quarter 2003 (with $1.3 million gain from two branch sales) compared to a $0.4 million loss in fourth quarter 2002. Credit card and other nondeposit fees were down $1.6 million, due to lower merchant fees related to the merchant processing sale in March 2003.

Noninterest expense between the comparable quarters was down $6.9 million. Mortgage servicing rights expense decreased by $9.6 million, due to a $3.5 million recovery of mortgage servicing rights valuation allowance in fourth quarter 2003 versus a $6.7 million addition in fourth quarter 2002, a function of the significant change in prepayment speeds in the servicing portfolio between the fourth quarter periods. Loan expenses were down $2.8 million, with credit card loan expenses down $1.9 million (due to the merchant processing sale in March 2003) and mortgage loan expenses down $0.9 million (impacted by lower secondary mortgage production between the comparable quarters). Personnel expense was $4.3 million higher, with salary-related expenses up $4.4 million, attributable to the expanded employee base from CFG and merit increases between the years. Income tax expense was down $2.9 million between the fourth quarters due to a decrease in the effective tax rate from 26.73% for fourth quarter 2003 compared to 30.3% for fourth quarter 2002, resulting from a beneficial structural change within the Corporation's retirement plans, adjustments to the valuation allowance, and state apportionment factors.

TABLE 24: Selected Quarterly Financial Data

The following is selected financial data summarizing the results of operations for each quarter in the years ended December 31, 2003 and 2002:

                                                 2003 Quarter Ended
                                 -----------------------------------------------
                                  December 31  September 30  June 30  March 31
                                 -----------------------------------------------
                                      (In Thousands, except per share data)

Interest income                   $176,458      $181,819    $183,704  $185,383
Interest expense                    49,321        52,843      56,509    57,929
                                 -----------------------------------------------
  Net interest income              127,137       128,976     127,195   127,454
Provision for loan losses            9,603        12,118      12,132    12,960
Investment securities gains
  (losses), net                        ---             1       1,027      (326)
Income before income tax
  expense                           75,891        82,975      81,304    81,546
Net income                          55,609        58,386      56,669    57,993
                                 ===============================================
Basic net income per share        $   0.76      $   0.79    $   0.77  $   0.78
Diluted net income per share          0.75          0.79        0.76      0.77
Basic weighted average shares       73,310        73,473      73,959    74,252
Diluted weighted average shares     74,332        74,323      74,683    74,974

                                                 2002 Quarter Ended
                                 -----------------------------------------------
                                  December 31  September 30  June 30  March 31
                                 -----------------------------------------------
                                      (In Thousands, except per share data)
Interest income                   $196,178      $199,765    $201,857  $194,306
Interest expense                    66,465        71,407      76,089    76,879
                                 -----------------------------------------------
  Net interest income              129,713       128,358     125,768   117,427
Provision for loan losses           14,614        12,831      12,003    11,251
Investment securities gains
  (losses), net                       (801)          374         ---       ---
Income before income tax
  expense                           76,685        76,000      72,481    71,160
Net income                          53,441        53,472      52,344    51,462
                                 ===============================================
Basic net income per share        $   0.72      $   0.71    $   0.69  $   0.70
Diluted net income per share          0.71          0.70        0.68      0.70
Basic weighted average shares       74,497        75,158      75,922    73,142
Diluted weighted average shares     75,202        76,047      77,041    74,042

2002 Compared to 2001

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

Taxable equivalent net interest income was $525.3 million for 2002, $81.1 million or 18.3% higher than 2001. Although taxable equivalent interest income decreased $86.7 million, interest expense decreased by $167.8 million. The increase in taxable equivalent net interest income was due to changes in interest rates (adding $45.8 million) and increased volume of earning assets and liabilities, together with changes in product mix (adding $35.3 million). Average earning assets increased $1.0 billion to $13.3 billion, including the impact of the acquisition of Signal on February 28, 2002 (see section "Business Combinations").

Net interest income and net interest margin were impacted in 2002 by the low interest rate environment, competitive pricing pressures, higher earning asset balances, and funding strategies to take advantage of lower interest rates. While the Federal Reserve lowered interest rates eleven times during 2001, producing an average Federal funds rate of 3.88% for 2001, interest rates in 2002 remained level at 1.75% until November when the Federal Reserve reduced the rate by 50 bp, for an average rate of 1.67% in 2002.

The net interest margin for 2002 was 3.95%, compared to 3.62% in 2001. The 33 bp increase in net interest margin is attributable to the net of a 50 bp increase in interest rate spread (the net of a 172 bp lower cost of interest-bearing liabilities offset by a 122 bp decrease in the yield on earning assets), and a 17 bp lower contribution from net free funds.

Total loans were $10.3 billion at December 31, 2002, an increase of $1.3 billion or 14.2% over December 31, 2001, attributable in large part to the Signal acquisition, which added $760 million in loans at consummation date. Commercial loan balances grew $1.1 billion (20.4%) and represented 61% of total loans at December 31, 2002, compared to 58% at year-end 2001. Total deposits were $9.1 billion at December 31, 2002, including $785 million acquired with the Signal acquisition. To take advantage of the lower rate environment, the Corporation increased long-term debt by $803 million and issued $175 million of company-obligated mandatorily redeemable preferred securities. See Note 10, "Company-Obligated Mandatorily Redeemable Preferred Securities," of the notes to consolidated financial statements for additional information on the preferred securities and details regarding the impact of recent accounting pronouncements requiring the deconsolidation of the preferred securities.

Asset quality was affected by the impact of challenging economic conditions on customers. The provision for loan losses increased to $50.7 million compared to $28.2 million in 2001. Net charge offs were $28.3 million, an increase of $8.1 million over 2001, due primarily to the charge off of several commercial credits. Net charge offs were 0.28% of average loans compared to 0.22% in 2001. The ratio of allowance for loan losses to loans was 1.58% and 1.42% at December 31, 2002 and 2001, respectively. Nonperforming loans were $99.3 million, representing 0.96% of total loans at year-end 2002, compared to $52.1 million or 0.58% of total loans last year. See sections, "Allowance for Loan Losses" and "Nonperforming Loans, Potential Problem Loans, and Other Real Estate Owned" for more discussion.

Noninterest income was $215.8 million for 2002, $23.5 million or 12.2% higher than 2001, led by strong results in mortgage banking and service charge revenue. Mortgage banking revenue increased by $16.0 million (31.6%) driven by strong secondary mortgage production ($3.2 billion for 2002 compared to $2.3 billion for 2001), while service charges on deposit accounts were up $8.2 million (21.8%) over 2001, due largely to higher volumes associated with a larger account base.

Noninterest expense was $370.1 million, up $35.0 million or 10.4% over 2001, due principally to the Corporation's larger operating base and increases in mortgage servicing rights expense. Personnel expense rose $20.3 million or 12.0%, reflecting the expanded employee base, as well as higher base salaries and fringe benefit costs. Mortgage servicing rights expense increased $10.5 million, a function of increases to both the valuation allowance and higher amortization of the mortgage servicing rights asset.

Income tax expense increased to $85.6 million, up $14.1 million from 2001. The increase was primarily attributable to higher net income before tax. The effective tax rate in 2002 was 28.9% compared to 28.5% for 2001.

Subsequent Event

On January 28, 2004, the Board of Directors declared a $0.34 per share dividend payable on February 16, 2004, to shareholders of record as of February 2, 2004.

Future Accounting Pronouncements

Note 1, "Summary of Significant Accounting Policies," of the notes to consolidated financial statements discusses new accounting policies adopted by the Corporation during 2003 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects the Corporation's financial condition, results of operations, or liquidity, the impacts are discussed in the applicable sections of this financial review and the notes to consolidated financial statements.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item is set forth in Item 7 under the captions "Quantitative and Qualitative Disclosures About Market Risk" and "Interest Rate Risk."

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              ASSOCIATED BANC-CORP
                           CONSOLIDATED BALANCE SHEETS

                                                           December 31,
                                                 ------------------------------
                                                      2003            2002
                                                 ------------------------------
                                                         (In Thousands,
                                                      except share data)
ASSETS
Cash and due from banks                           $    389,140    $    430,691
Interest-bearing deposits in other
  financial institutions                                 7,434           5,502
Federal funds sold and securities
  purchased under agreements to resell                   3,290           8,820
Investment securities available for sale,
  at fair value                                      3,773,784       3,362,669
Loans held for sale                                    104,336         305,836
Loans                                               10,291,810      10,303,225
Allowance for loan losses                             (177,622)       (162,541)
-------------------------------------------------------------------------------
    Loans, net                                      10,114,188      10,140,684
Premises and equipment                                 131,315         132,713
Goodwill                                               224,388         212,112
Other intangible assets                                 63,509          41,565
Other assets                                           436,510         402,683
-------------------------------------------------------------------------------
    Total assets                                  $ 15,247,894    $ 15,043,275
===============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits               $  1,814,446    $  1,773,699
Interest-bearing deposits, excluding
  Brokered certificates of deposit                   7,813,267       7,117,503
Brokered certificates of deposit                       165,130         233,650
-------------------------------------------------------------------------------
    Total deposits                                   9,792,843       9,124,852
Short-term borrowings                                1,928,876       2,389,607
Long-term debt                                       1,852,219       1,906,845
Company-obligated mandatorily redeemable
  preferred securities                                 181,941         190,111
Accrued expenses and other liabilities                 143,588         159,677
-------------------------------------------------------------------------------
    Total liabilities                               13,899,467      13,771,092
-------------------------------------------------------------------------------
Stockholders' equity
  Preferred stock (Par value $1.00 per
    share, authorized 750,000 shares,
    no shares issued)                                      ---             ---
  Common stock (Par value $0.01 per share,
    authorized 100,000,000 shares, issued
    73,442,555 and 75,503,410 shares at
    December 31, 2003 and 2002, respectively)              734             755
  Surplus                                              575,975         643,956
  Retained earnings                                    724,356         607,944
  Accumulated other comprehensive income                52,089          60,313
  Deferred compensation                                 (1,981)            ---
  Treasury stock, at cost (81,909 shares
    in 2003 and 1,222,812 shares in 2002)               (2,746)        (40,785)
-------------------------------------------------------------------------------
    Total stockholders' equity                       1,348,427       1,272,183
-------------------------------------------------------------------------------
    Total liabilities and stockholders' equity    $ 15,247,894    $ 15,043,275
===============================================================================

          See accompanying notes to consolidated financial statements.

                              ASSOCIATED BANC-CORP
                        CONSOLIDATED STATEMENTS OF INCOME

                                              For the Years Ended December 31,
                                          -------------------------------------
                                               2003        2002         2001
                                          -------------------------------------
                                          (In Thousands, except per share data)
INTEREST INCOME

Interest and fees on loans                 $ 578,816   $ 626,378    $ 692,646
Interest and dividends on investment
  securities and deposits with other
  financial institutions:
    Taxable                                  108,624     125,568      146,548
      Tax-exempt                              39,761      39,771       40,385
Interest on federal funds sold and
  securities purchased under agreements
  to resell                                      163         389        1,043
-------------------------------------------------------------------------------
      Total interest income                   727,364     792,106      880,622
-------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits                          123,122     169,021      298,930
Interest on short-term borrowings              29,156      51,372      130,546
Interest  on  long-term  debt,
  including preferred securities               64,324      70,447       29,161
-------------------------------------------------------------------------------
      Total interest expense                  216,602     290,840      458,637
-------------------------------------------------------------------------------
NET INTEREST INCOME                           510,762     501,266      421,985
Provision for loan losses                      46,813      50,699       28,210
-------------------------------------------------------------------------------
Net interest income after provision
  for loan losses                             463,949     450,567      393,775
-------------------------------------------------------------------------------
NONINTEREST INCOME
Trust service fees                             29,577      27,875       29,063
Service charges on deposit accounts            50,346      46,059       37,817
Mortgage banking                               83,037      66,415       50,463
Credit card and other nondeposit fees          23,669      27,492       26,731
Retail commissions                             25,571      18,264       16,872
Bank owned life insurance income               13,790      13,841       12,916
Asset sale gains, net                           1,569         657        1,997
Investment securities gains (losses), net         702        (427)         718
Other                                          18,174      15,644       15,765
-------------------------------------------------------------------------------
      Total noninterest income                246,435     215,820      192,342
-------------------------------------------------------------------------------
NONINTEREST EXPENSE
Personnel expense                             208,040     189,066      168,767
Occupancy                                      28,077      26,049       23,947
Equipment                                      12,818      14,835       14,426
Data processing                                23,273      21,024       19,596
Business development and advertising           15,194      13,812       13,071
Stationery and supplies                         6,705       7,044        6,921
FDIC expense                                    1,428       1,533        1,661
Mortgage servicing rights expense              29,553      30,473       19,987
Goodwill amortization                             ---         ---        6,511
Intangible amortization expense                 2,961       2,283        1,867
Loan expense                                    7,550      14,555       11,176
Other                                          53,069      49,387       47,178
-------------------------------------------------------------------------------
      Total noninterest expense               388,668     370,061      335,108
-------------------------------------------------------------------------------
Income before income taxes                    321,716     296,326      251,009
Income tax expense                             93,059      85,607       71,487
-------------------------------------------------------------------------------
Net income                                  $ 228,657   $ 210,719    $ 179,522
===============================================================================
Earnings per share:
    Basic                                   $    3.10   $    2.82    $    2.47
    Diluted                                 $    3.07   $    2.79    $    2.45
Average shares outstanding:
    Basic                                      73,745      74,685       72,587
    Diluted                                    74,507      75,493       73,167
===============================================================================
          See accompanying notes to consolidated financial statements.

                              ASSOCIATED BANC-CORP
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                  Accumulated
                                                                                     Other
                                            Common Stock               Retained   Comprehensive  Deferred    Treasury
                                           Shares  Amount    Surplus   Earnings      Income     Compensation  Stock      Total
                                           ---------------------------------------------------------------------------------------
                                                                    (In Thousands, except per share data)
                                           ---------------------------------------------------------------------------------------
Balance, December 31, 2000                  66,402  $664    $296,479   $663,566     $15,581       $---       $(7,594)   $968,696
Comprehensive income:
  Net income                                   ---   ---         ---    179,522         ---        ---           ---     179,522
  Cumulative effect of accounting
    change, net of taxes of $0.8 million       ---   ---         ---        ---      (1,265)       ---           ---      (1,265)
  Net unrealized loss on derivative
    instruments arising during the year,
    net of taxes of $2.7 million               ---   ---         ---        ---      (4,059)       ---           ---      (4,059)
  Add: reclassification adjustment to
    interest expense
    for interest differential, net of
    taxes of $2.1 million                      ---   ---         ---        ---       3,215        ---           ---       3,215
  Change in pension obligation,
    net of taxes of $1.5 million               ---   ---         ---        ---      (2,228)       ---           ---      (2,228)
  Net unrealized holding gains on
    available for sale securities
    arising during the year, net of
    taxes of $20.3 million                     ---   ---         ---        ---      36,363        ---           ---      36,363
  Less: reclassification adjustment for
    net gains on available for sale
    securities realized in net income,
    net of taxes of $0.3 million               ---   ---         ---        ---        (431)       ---           ---        (431)
                                                                                                                        ---------
    Comprehensive income                                                                                                 211,117
                                                                                                                        ---------
Cash dividends, $1.11 per share                ---   ---         ---    (80,553)        ---        ---           ---     (80,553)
Common stock issued:
  Incentive stock options                      ---   ---         ---     (2,504)        ---        ---         7,242       4,738
Purchase and retirement of treasury
  stock in connection with
  repurchase program                          (228)   (2)     (7,715)       ---         ---        ---           ---      (7,717)
Purchase of treasury stock                     ---   ---         ---        ---         ---        ---       (26,852)    (26,852)
Tax benefits of stock options                  ---   ---         987        ---         ---        ---           ---         987
                                           ---------------------------------------------------------------------------------------
Balance, December 31, 2001                  66,174  $662    $289,751   $760,031     $47,176       $---      $(27,204) $1,070,416
                                           ---------------------------------------------------------------------------------------
Comprehensive income:
  Net income                                   ---   ---         ---    210,719         ---        ---           ---     210,719
  Net unrealized loss on derivative
    instruments arising
    during the year, net of taxes of
    $13.3 million                              ---   ---         ---        ---     (19,834)       ---           ---     (19,834)
  Add: reclassification adjustment to
    interest expense for interest
    differential, net of
    taxes of $5.4 million                      ---   ---         ---        ---       8,027        ---           ---       8,027
  Change in pension obligation,
    net of taxes of $4.7 million               ---   ---         ---        ---      (7,024)       ---           ---      (7,024)
  Net unrealized holding gains on
    available for sale
    securities arising during the
    year, net of taxes of $18.1 million        ---   ---         ---        ---      31,712        ---           ---      31,712
  Add: reclassification adjustment for
    net losses on available for sale
    securities realized in net income,
    net of taxes of $0.2 million               ---   ---         ---        ---         256        ---           ---         256
                                                                                                                         ---------
        Comprehensive income                                                                                             223,856
                                                                                                                         ---------
Cash dividends, $1.21 per share                ---   ---         ---    (90,166)        ---        ---           ---     (90,166)
Common stock issued:
  Business combinations                      3,690    37     133,892        ---         ---        ---           ---     133,929
  Incentive stock options                      ---   ---         ---    (14,000)        ---        ---        30,564      16,564
  10% stock dividend                         6,975    70     258,570   (258,640)        ---        ---           ---         ---
Purchase and retirement of treasury
  stock in connection with
  repurchase program                        (1,336)  (14)    (44,032)       ---         ---        ---           ---     (44,046)
Purchase of treasury stock                     ---   ---         ---        ---         ---        ---       (44,145)    (44,145)
Tax benefits of stock options                  ---   ---       5,775        ---         ---        ---           ---       5,775
                                          ----------------------------------------------------------------------------------------
Balance, December 31, 2002                  75,503  $755    $643,956   $607,944     $60,313       $---      $(40,785) $1,272,183
                                          ----------------------------------------------------------------------------------------

                            (continued on next page)

                              ASSOCIATED BANC-CORP
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued)

                                                                                  Accumulated
                                                                                     Other
                                            Common Stock               Retained   Comprehensive  Deferred    Treasury
                                           Shares  Amount    Surplus   Earnings      Income     Compensation  Stock      Total
                                          ---------------------------------------------------------------------------------------
                                                                    (In Thousands, except per share data)
                                          ---------------------------------------------------------------------------------------
Balance, December 31, 2002                  75,503  $755    $643,956   $607,944     $60,313       $---      $(40,785) $1,272,183
Comprehensive income:
  Net income                                   ---   ---         ---    228,657         ---        ---           ---     228,657
  Net unrealized loss on derivative
    instruments arising during the year,
    net of taxes of $1.7 million               ---   ---         ---        ---      (2,612)       ---           ---      (2,612)
  Add: reclassification adjustment to
    interest expense
    for interest differential, net of
    taxes of $3.1 million                      ---   ---         ---        ---       4,603        ---           ---       4,603
  Change in pension obligation,
    net of taxes of $6.2 million               ---   ---         ---        ---       9,252        ---           ---       9,252
  Net unrealized holding losses on
    available for sale
    securities arising during the year,
    net of taxes of $11.8 million              ---   ---         ---        ---     (19,018)       ---           ---     (19,018)
  Less: reclassification adjustment for
    net gains on available for sale
    securities realized in net income,
    net of taxes of $0.3 million              ---    ---         ---        ---        (449)       ---           ---        (449)
                                                                                                                        ---------
        Comprehensive income                                                                                             220,433
                                                                                                                        ---------
Cash dividends, $1.33 per share               ---     ---        ---   ( 98,169)        ---        ---           ---     (98,169)
Common stock issued:
  Incentive stock options                     ---     ---        ---    (14,076)        ---        ---        38,907      24,831
Purchase and retirement of treasury
  stock in connection with repurchase
  program                                  (2,061)    (21)   (74,512)       ---         ---        ---           ---     (74,533)
Purchase of treasury stock                    ---     ---        ---        ---         ---        ---          (868)       (868)
Restricted stock awards granted, net of
  amortization                                ---     ---        313        ---         ---     (1,981)          ---      (1,668)
Tax benefits of  stock options                ---     ---      6,218        ---         ---        ---           ---       6,218
                                          ----------------------------------------------------------------------------------------
Balance, December 31, 2003                 73,442    $734   $575,975   $724,356     $52,089    $(1,981)      $(2,746) $1,348,427
                                          ========================================================================================

          See accompanying notes to consolidated financial statements.

                              ASSOCIATED BANC-CORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    For the Years Ended December 31,
                                                                ------------------------------------------
                                                                    2003          2002          2001
                                                                ------------------------------------------
                                                                            ($ in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                    $  228,657    $   210,719    $   179,522
Adjustments to reconcile net income
  to net cash provided
  by (used in) operating activities:
  Provision for loan losses                                          46,813         50,699         28,210
  Depreciation and amortization                                      16,364         18,696         18,616
  Amortization (accretion) of:
    Mortgage servicing rights                                        29,553         30,473         19,987
    Goodwill and other intangible assets                              2,961          2,283          8,378
    Investment premiums and discounts                                19,699         14,150          1,078
    Deferred loan fees and costs                                       (839)           711          2,225
  Deferred income taxes                                             (13,202)       (14,878)        16,648
  (Gain) loss on sales of investment
    securities, net                                                    (702)           427           (718)
  Gain on sales of assets, net                                       (1,569)          (657)        (1,997)
  Gain on sales of loans held for sale, net                         (55,500)       (35,172)       (21,111)
  Mortgage loans originated and acquired for sale                (4,273,406)    (3,185,531)    (2,305,059)
  Proceeds from sales of mortgage loans held for sale             4,530,406      3,233,679      2,049,056
  Increase in interest receivable and other assets                  (12,237)       (13,351)       (22,902)
  Increase (decrease) in interest payable and
    other liabilities                                               (20,197)       (13,664)        27,659
-----------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                 496,801        298,584           (408)
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans                                               (36,062)      (547,159)      (132,845)
Capitalization of mortgage servicing rights                         (39,707)       (30,730)       (20,920)
Purchases of:
  Securities available for sale                                  (1,761,282)    (1,621,096)      (664,329)
  Premises and equipment, net of disposals                          (13,290)       (12,864)        (7,702)
Proceeds from:
  Sales of securities available for sale                              1,263         27,793        135,627
  Maturities of securities available for sale                     1,298,426      1,626,013        647,626
  Sales of other assets                                              17,650          5,214         13,762
Net cash received (paid) in acquisition of
  subsidiaries                                                      (18,025)        17,982           --
-----------------------------------------------------------------------------------------------------------
Net cash used in investing activities                              (551,027)      (534,847)       (28,781)
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                                 685,143       (271,203)      (667,235)
Net cash paid in sales of branch deposits                           (15,845)          --          (10,899)
Net increase (decrease) in short-term borrowings                   (460,731)      (357,007)        45,648
Repayment of long-term debt                                        (558,114)      (235,675)          (907)
Proceeds from issuance of long-term funding                         507,363      1,101,518        981,882
Cash dividends                                                      (98,169)       (90,166)       (80,553)
Proceeds from exercise of incentive stock options                    24,831         16,564          4,738
Purchase and retirement of treasury stock                           (74,533)       (44,046)        (7,717)
Purchase of treasury stock                                             (868)       (44,145)       (26,852)
-----------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                             9,077         75,840        238,105
-----------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                (45,149)      (160,423)       208,916
Cash and cash equivalents at beginning of year                      445,013        605,436        396,520
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                        $   399,864    $   445,013    $   605,436
-----------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
  Interest                                                      $   223,233    $   298,207    $   478,128
  Income taxes                                                      110,423         91,098         58,129
Supplemental schedule of noncash investing activities:
  Securities held to maturity transferred to securities                 ---            ---        372,873
    available for sale
  Loans transferred to other real estate                             11,654         14,158          3,897
  Acquisitions:
    Fair value of assets acquired, including cash
      and cash equivalents                                      $    31,358    $ 1,155,200            ---
    Value ascribed to intangibles                                    27,027        125,300            ---
    Liabilities assumed                                              10,463        962,700            ---
===========================================================================================================

          See accompanying notes to consolidated financial statements.

                              ASSOCIATED BANC-CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002, and 2001

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accounting and reporting policies of the Corporation conform to accounting principles generally accepted in the United States of America and to general practice within the financial services industry. The following is a description of the more significant of those policies.

Business

The Corporation provides a full range of banking and related financial services to individual and corporate customers through its network of bank and nonbank subsidiaries. The Corporation is subject to competition from other financial and non-financial institutions that offer similar or competing products and services. The Corporation is regulated by federal and state agencies and is subject to periodic examinations by those agencies.

Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of the Parent Company and subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation. Results of operations of companies purchased and accounted for under the purchase method of accounting are included from the date of acquisition. Certain amounts in the 2002 and 2001 consolidated financial statements, as well as certain amounts in the previously issued 2003 earnings press release, have been reclassified to conform with the 2003 Form 10-K presentation. In particular, for presentation purposes and greater comparability with industry practice, certain loan origination costs in the consolidated statements of income were reclassified against gains on the sales of mortgage loans for 2003, 2002, and 2001. These reclassifications resulted in an equal decrease to both noninterest income and noninterest expense of $6.1 million in 2003, $4.5 million in 2002, and $3.3 million in 2001. The reclassifications had no effect on stockholders' equity or net income as previously reported.

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

Investment Securities

Securities are classified as held to maturity, available for sale, or trading at the time of purchase. In 2003 and 2002, all securities purchased were classified as available for sale. Investment securities classified as held to maturity, which management has the positive intent and ability to hold to maturity, are reported at amortized cost, adjusted for amortization of premiums and accretion of discounts, using a method that approximates level yield. The amortized cost of debt securities classified as held to maturity or available for sale is adjusted for amortization of premiums and accretion of discounts to the earlier of call date or maturity, or in the case of mortgage-related securities, over the estimated life of the security. Such amortization and accretion is included in interest income from the related security. Available for sale securities are reported at fair value with unrealized gains and losses, net of related deferred income taxes, included in stockholders' equity as a separate component of other comprehensive income. The cost of securities sold is based on the specific identification method. Any security for which there has been an other-than-temporary impairment of value is written down to its estimated fair value through a charge to earnings and a new cost basis is established. Realized securities gains or losses and declines in value judged to be other-than-temporary are included in investment securities gains (losses), net, in the consolidated statements of income.

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

Management, considering current information and events regarding the borrowers' ability to repay their obligations, considers a loan to be impaired when it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the note agreement, including principal and interest. Management has determined that commercial, financial, and agricultural loans, commercial real estate loans, and real estate construction loans that are on nonaccrual status or have had their terms restructured meet this definition. Large groups of homogeneous loans, such as mortgage and consumer loans, are collectively evaluated for impairment. The amount of impairment is measured based upon the loan's observable market price, the estimated fair value of the collateral for collateral-dependent loans, or alternatively, the present value of expected future cash flows discounted at the loan's effective interest rate. Interest income on impaired loans is recorded when cash is received and only if principal is considered to be fully collectible.

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

Other Real Estate Owned

Other real estate owned is included in other assets in the consolidated balance sheets and is comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure, and loans classified as in-substance foreclosure. Other real estate owned is recorded at the lower of recorded investment in the loans at the time of acquisition or the fair value of the properties, less estimated selling costs. Any write-down in the carrying value of a property at the time of acquisition is charged to the allowance for loan losses. Any subsequent write-downs to reflect current fair market value, as well as gains and losses on disposition and revenues and expenses incurred in maintaining such properties, are treated as period costs. Other real estate owned totaled $5.5 million and $11.4 million at December 31, 2003 and 2002, respectively.

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

Goodwill and Other Intangible Assets

The excess of the cost of an acquisition over the fair value of the net assets acquired consist primarily of goodwill, core deposit intangibles, and other intangibles (primarily related to customer relationships acquired). Core deposit intangibles have finite lives and are amortized on an accelerated basis to expense over periods of 7 to 10 years. The other intangibles have finite lives and are amortized on an accelerated basis to expense over a weighted average life of 16 years. The Corporation reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in which case an impairment charge would be recorded.

Prior to January 1, 2002, goodwill was amortized to expense over periods up to 40 years for acquisitions made before 1983 and for periods up to 25 years for acquisitions made after 1982. The Corporation adopted SFAS No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142") and SFAS No. 147, "Acquisitions of Certain Financial Institutions," ("SFAS 147") effective January 1, 2002. Under SFAS 142, goodwill and indefinite life intangibles are no longer amortized but are subject to impairment tests on at least an annual basis. Any impairment of goodwill or intangibles will be recognized as an expense in the period of impairment. The Corporation was required to complete the transitional goodwill impairment test within six months of adoption of SFAS 142 and to record the impairment, if any, by the end of the fiscal year. The Corporation completed the transitional goodwill impairment test in the second quarter of 2002 as of January 1, 2002. No impairment loss was recorded as of January 1, 2002. No impairment loss was necessary from the January 1, 2002, and May 1, 2002 and 2003, impairment tests described above under the Corporation's adoption of SFAS 142, including the $7.4 million of goodwill related to SFAS 147. Note 5 includes a summary of the Corporation's goodwill, core deposit intangibles, and other intangibles. Note 19 provides disclosures regarding the impact of SFAS 142 and SFAS 147 on the Corporation's consolidated financial statements.

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

Mortgage Servicing Rights

The Corporation sells residential mortgage loans in the secondary market and typically retains the right to service the loans sold. Upon sale, a mortgage servicing rights asset is capitalized, which represents the then current fair value of future net cash flows expected to be realized for performing servicing activities. Mortgage servicing rights, when purchased, are initially recorded at cost. Mortgage servicing rights are carried at the lower of the initial capitalized amount, net of accumulated amortization, or fair value, and are included in other intangible assets in the consolidated balance sheets. Mortgage servicing rights are amortized in proportion to and over the period of estimated servicing income.

The Corporation periodically evaluates its mortgage servicing rights asset for impairment. Impairment is assessed using stratifications based on the risk characteristics of the underlying loans, such as bulk acquisitions versus loan-by-loan, loan type, interest rate, and estimated prepayment speeds of the underlying mortgages serviced. The value of mortgage servicing rights is adversely affected when mortgage interest rates decline and mortgage loan prepayments increase. A valuation allowance is established to the extent the carrying value of the mortgage servicing rights exceeds the estimated fair value by stratification. If it is later determined all or a portion of the temporary impairment no longer exists for a stratification, the valuation allowance is reduced through a recovery to earnings. An other-than-temporary impairment (i.e., recoverability is considered remote when considering interest rates and loan pay off activity) is recognized as a write-down of the mortgage servicing rights asset and the related valuation allowance (to the extent a valuation reserve is available) and then against earnings. A direct write-down permanently reduces the carrying value of the mortgage servicing rights asset and valuation allowance, precluding subsequent recoveries.

Income Taxes

Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income taxes, which arise principally from temporary differences between the period in which certain income and expenses are recognized for financial accounting purposes and the period in which they affect taxable income, are included in the amounts provided for income taxes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the period which the deferred tax assets are deductible, management believes it is more likely than not the Corporation will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2003.

The Corporation files a consolidated federal income tax return and individual Parent Company and subsidiary state income tax returns. Accordingly, amounts equal to tax benefits of those subsidiaries having taxable federal losses or credits are offset by other subsidiaries that incur federal tax liabilities.

Derivative Financial Instruments and Hedging Activities

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," (collectively referred to as "SFAS 133") requires derivative instruments, including derivative instruments embedded in other contracts, to be carried at fair value on the balance sheet with changes in the fair value recorded directly in earnings. As required, the Corporation adopted SFAS 133 on January 1, 2001. In accordance with the transition provisions of SFAS 133, upon adoption the Corporation recorded a cumulative effect of $1.3 million, net of taxes of $843,000, in accumulated other comprehensive income to recognize at fair value all derivatives that are designated as cash flow hedge instruments. Due to immateriality, net gains on derivatives designated as fair value hedges were recorded in earnings at adoption.

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

For a derivative designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and the ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

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

Stock-Based Compensation

As allowed under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123," the Corporation accounts for stock-based compensation cost under the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25), and related Interpretations, under which no compensation cost has been recognized for any periods presented, except with respect to restricted stock awards. Compensation expense for employee stock options is generally not recognized if the exercise price of the option equals or exceeds the fair value of the stock on the date of grant, as such options would have no intrinsic value at the date of grant.

The Corporation may issue common stock with restrictions to certain key employees. The shares are restricted as to transfer but are not restricted as to dividend payment or voting rights. Transfer restrictions lapse over three or five years, depending upon whether the award is fixed or performance-based, are contingent upon continued employment, and for performance awards are based on earnings per share performance goals. The Corporation amortizes the expense over the vesting period. During 2003, 50,000 restricted stock shares were awarded, and expense of approximately $451,000 was recorded for the year ended December 31, 2003.

For purposes of providing the pro forma disclosures required under SFAS 123, the fair value of stock options granted in 2003, 2002, and 2001 was estimated at the date of grant using a Black-Scholes option pricing model, which was originally developed for use in estimating the fair value of traded options that have different characteristics from the Corporation's employee stock options. The model is also sensitive to changes in the subjective assumptions that can materially affect the fair value estimate. As a result, management believes the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of employee stock options. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS 123.

                                                                             For the Years Ended December 31,
                                                                        ---------------------------------------------
                                                                               2003            2002         2001
                                                                        ---------------------------------------------
                                                                         ($ in Thousands, except per share amounts)
Net income, as reported                                                      $228,657        $210,719     $179,522
Add: Stock-based employee compensation expense
  included in reported net income, net of related tax effects                     271             ---          ---
Less: Total stock-based compensation expense determined under fair
  value based method for all awards, net of related tax effects                (2,956)         (3,156)      (3,484)
                                                                        ---------------------------------------------
Net income, as adjusted                                                      $225,972        $207,563     $176,038
                                                                        ============================= ===============

Basic earnings per share, as reported                                        $   3.10        $   2.82     $   2.47
Add: Stock-based employee compensation expense included in reported
  net income, net of related tax effects                                          ---             ---          ---
Less: Total stock-based compensation expense determined under fair
value based method for all awards, net of related tax effects                    (0.04)          (0.04)       (0.04)
                                                                        ---------------------------------------------
Basic earnings per share, as adjusted                                        $    3.06       $    2.78    $    2.43
                                                                        =============================================

                                                                             For the Years Ended December 31,
                                                                        --------------------------------------------
                                                                               2003            2002         2001
                                                                        --------------------------------------------
                                                                         ($ in Thousands, except per share amounts)
Diluted earnings per share, as reported                                       $3.07           $2.79        $2.45
Add: Stock-based employee compensation expense included in reported
  net income, net of related tax effects                                        ---             ---          ---
Less: Total stock-based compensation expense determined under fair
value based method for all awards, net of related tax effects                 (0.04)          (0.04)       (0.04)
                                                                        --------------------------------------------
Diluted earnings per share, as adjusted                                       $3.03           $2.75        $2.41
                                                                        ============================================

The following assumptions were used in estimating the fair value for options granted in 2003, 2002, and 2001:

                                                                               2003            2002         2001
                                                                        --------------------------------------------
Dividend yield                                                                 3.18%           3.65%        3.51%
Risk-free interest rate                                                        3.27%           4.58%        5.09%
Weighted average expected life                                                 7 yrs           7 yrs        7 yrs
Expected volatility                                                           28.29%          28.35%       26.07%


The weighted average per share fair values of options granted in 2003, 2002, and 2001 were $8.08, $7.73, and $7.06, respectively. The annual expense allocation methodology prescribed by SFAS 123 attributes a higher percentage of the reported expense to earlier years than to later years, resulting in an accelerated expense recognition for proforma disclosure purposes.

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

Recent Accounting Pronouncements

In December 2003, the FASB issued SFAS No. 132 (revised December 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106," ("SFAS 132"). SFAS 132 revises employers' disclosures about pension plans and other postretirement benefit plans. This Statement does not change the measurement or recognition of pension plans and other postretirement benefit plans required by FASB Statements No. 87, "Employers' Accounting for Pensions," No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The revised SFAS 132 retains the disclosure requirements contained in the original SFAS 132 and requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. In general, the annual provisions of SFAS 132 are effective for fiscal years ending after December 15, 2003, and the interim-period disclosures are effective for interim periods beginning after December 15, 2003. The adoption had no effect on the Corporation's results of operations, financial position, or liquidity.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments, except mandatorily redeemable financial instruments, entered into or modified after May 31, 2003. For certain mandatorily redeemable financial instruments the effective date has been deferred indefinitely. The adoption had no effect on the Corporation's results of operations, financial position, or liquidity.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation provides guidance on how to identify a variable interest entity and determine when the assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity are to be included in an entity's consolidated financial statements. A variable interest entity exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, or the right to receive the expected residual returns of the entity if they occur. The adoption had no material impact on the Corporation's results of operations, financial position, or liquidity.

In December 2003, the FASB reissued FIN 46 ("FIN 46R") with certain modifications and clarifications. Application of FIN 46R was effective for interests in certain variable interest entities as of December 31, 2003, and for all other types of variable interest entities for periods ending after March 15, 2004, unless FIN 46 was previously applied. The application of FIN 46R will result in the deconsolidation of a subsidiary relating to the issuance of trust preferred securities. The assets and liabilities of the subsidiary trust were deconsolidated in the first quarter of 2004 and totaled $180 million. See Note 10 for further discussion of this trust and the Corporation's related obligations. The Corporation does not believe that the application of FIN 46R had a material impact on the results of operations, financial position, or liquidity.

In December 2003, the AICPA's Accounting Standards Executive Committee issued Statement of Position ("SOP") 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer," ("SOP 03-3"). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. The provisions of this SOP are effective for loans acquired in fiscal years beginning after December 15, 2004. The Corporation does not expect the requirements of SOP 03-3 to have a material impact on the results of operations, financial position, or liquidity.

NOTE 2 BUSINESS COMBINATIONS:

In 2003 there was one completed business combination. On April 1, 2003, the Corporation consummated its cash acquisition of 100% of the outstanding shares of CFG, a closely-held insurance agency headquartered in Minnetonka, Minnesota. Effective in June 2003, CFG operated as Associated Financial Group, LLC. CFG, an independent, full-line insurance agency, was acquired to enhance the growth of the Corporation's existing insurance business. The acquisition was accounted for under the purchase method of accounting; thus, the results of operations prior to the consummation date were not included in the accompanying consolidated
financial  statements.   The  acquisition  is  individually
immaterial to the consolidated financial results. Goodwill of approximately $12 million and other intangibles of approximately $15 million recognized in the transaction at acquisition were assigned to the wealth management segment.

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

                                              Year ended December 31,
                                              2002              2001
                                           ----------------------------
                                                  (In Thousands,
                                               except per share data)

Total revenue                               $731,398          $673,363
Net income                                   209,829           190,444
Basic earnings per share                        2.78              2.48
Diluted earnings per share                      2.75              2.45

NOTE 3 INVESTMENT SECURITIES:

The amortized cost and fair values of securities available for sale at December 31, 2003 and 2002, were as follows:

                                                                         2003
                                               --------------------------------------------------------
                                                                 Gross          Gross
                                                              Unrealized      Unrealized
                                                Amortized       Holding        Holding          Fair
                                                   Cost          Gains          Losses          Value
                                               --------------------------------------------------------
                                                                   ($ in Thousands)
U. S. Treasury securities                       $    36,588    $     171       $    ---     $   36,759
Federal agency securities                           167,859        4,944            (90)       172,713
Obligations of state and political
  subdivisions                                      868,974       58,579            (68)       927,485
Mortgage-related securities                       2,232,920       12,128        (11,636)     2,233,412
Other securities (debt and equity)                  368,388       36,040         (1,013)       403,415
                                               --------------------------------------------------------
Total securities available for sale             $ 3,674,729    $ 111,862       $(12,807)    $3,773,784
                                               ========================================================

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
                                               ========================================================

Equity securities include Federal Reserve and Federal Home Loan Bank stock which had a fair value of $25.3 million and $112.5 million, respectively, at December 31, 2003, and $28.4 million and $103.4 million, respectively, at December 31, 2002.

The following represents gross unrealized losses and the related fair value of securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003.

                                             Less than 12 months           12 months or more                 Total
                                         ------------------------------------------------------------------------------------
                                          Unrealized                   Unrealized                   Unrealized
                                            Losses      Fair Value       Losses      Fair Value       Losses      Fair Value
                                         ------------------------------------------------------------------------------------
                                                                            ($inThousands)
Federal agency securities                 $    (90)     $   14,986      $   ---        $   ---       $    (90)    $   14,986
Obligations of state and political
  subdivisions                                 (68)          4,007          ---            ---            (68)         4,007
Mortgage-related securities                (11,619)      1,036,040          (17)         2,630        (11,636)     1,038,670
Other securities (equity)                      ---             ---       (1,013)         7,649         (1,013)         7,649
                                         ------------------------------------------------------------------------------------
  Total                                   $(11,777)     $1,055,033      $(1,030)       $10,279       $(12,807)    $1,065,312
                                         ====================================================================================

Management does not believe any individual unrealized loss as of December 31, 2003 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-related securities relate primarily to securities issued by government agencies such as the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation ("FHLMC"). These unrealized losses are primarily attributable to changes in interest rates and individually were 4% or less of their respective amortized cost basis. Not included in the above table is a CMO (included in mortgage-related securities) determined to have an other-than-temporary impairment that resulted in a write-down on the security of $0.8 million during 2002 and $0.3 million during 2003 based on continued evaluation. As of December 31, 2003, this CMO had a carrying value of $1.8 million. The unrealized losses associated with the other equity securities are comprised primarily of FHLMC preferred stock and is predominantly attributable to changes in interest rates. At December 31, 2003, the amortized cost of these FHLMC preferred shares was $8.7 million, based on $50 per share, while the market value per share was approximately $44. The Corporation currently has both the intent and ability to hold the securities contained in the previous table for a time necessary to recover the amortized cost.

The amortized cost and fair values of investment securities available for sale at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                2003
                                                   ----------------------------
                                                     Amortized         Fair
                                                        Cost           Value
                                                   ----------------------------
                                                         ($ in Thousands)
Due in one year or less                             $  240,617      $  245,135
Due after one year through five years                  431,841         459,887
Due after five years through ten years                 313,719         334,387
Due after ten years                                    303,173         326,053
                                                   ----------------------------
Total debt securities                                1,289,350       1,365,462
Mortgage-related securities                          2,232,920       2,233,412
Equity securities                                      152,459         174,910
                                                   ----------------------------
Total securities available for sale                 $3,674,729      $3,773,784
                                                   ============================

Total proceeds and gross realized gains and losses from sale of securities available for sale (with other-than-temporary write-downs on securities included in gross losses) for each of the three years ended December 31 were:

                                                2003        2002         2001
                                             ----------------------------------
                                                      ($ in Thousands)
Proceeds                                      $1,263      $27,793     $135,627
Gross gains                                    1,029          374        1,322
Gross losses                                    (327)        (801)        (604)

Pledged securities with a carrying value of approximately $1.6 billion and $1.8 billion at December 31, 2003, and December 31, 2002, respectively, were pledged to secure certain deposits, Federal Home Loan Bank advances, or for other purposes as required or permitted by law.

NOTE 4 LOANS:

Loans at December 31 are summarized below.

                                                        2003           2002
                                                   ----------------------------
                                                         ($ in Thousands)
Commercial, financial, and agricultural             $ 2,116,463    $ 2,213,986
Real estate construction                              1,077,731        910,581
Commercial real estate                                3,246,954      3,128,826
Lease financing                                          38,968         38,352
                                                   ----------------------------
  Commercial                                          6,480,116      6,291,745
Residential mortgage                                  2,145,227      2,430,746
Home equity                                             968,744        864,631
                                                   ----------------------------
  Residential real estate                             3,113,971      3,295,377
Consumer                                                697,723        716,103
                                                   ----------------------------
  Total loans                                       $10,291,810    $10,303,225
                                                   ============================

A summary of the changes in the allowance for loan losses for the years indicated is as follows:

                                              2003         2002         2001
                                          -------------------------------------
                                                     ($ in Thousands)
Balance at beginning of year               $ 162,541    $ 128,204    $ 120,232
Balance related to acquisition                   ---       11,985          ---
Provision for loan losses                     46,813       50,699       28,210
Charge offs                                  (37,107)     (32,179)     (22,639)
Recoveries                                     5,375        3,832        2,401
                                          -------------------------------------
  Net charge offs                            (31,732)     (28,347)     (20,238)
                                          -------------------------------------
Balance at end of year                     $ 177,622    $ 162,541    $ 128,204
                                          =====================================

The following table presents nonperforming loans at December 31:

                                                             December 31,
                                                      ------------------------
                                                          2003           2002
                                                      ------------------------
                                                          ($ in Thousands)
Nonaccrual loans                                       $113,944        $94,132
Accruing loans past due 90 days or more                   7,495          3,912
Restructured loans                                           43          1,258
                                                      -------------------------
  Total nonperforming loans                            $121,482        $99,302
                                                      =========================

Management has determined that commercial, financial, and agricultural loans, commercial real estate loans, and real estate construction loans that have nonaccrual status or have had their terms restructured are impaired loans. The following table presents data on impaired loans at December 31:

                                                              2003       2002
                                                           --------------------
                                                              ($ in Thousands)
Impaired loans for which an allowance has been provided     $68,571    $42,574
Impaired loans for which no allowance has been provided      29,079     33,603
                                                           --------------------
Total loans determined to be impaired                       $97,650    $76,177
                                                           ====================
Allowance for loan losses related to impaired loans         $33,497    $20,579
                                                           ====================

                                                              2003         2002       2001
                                                            ---------------------------------
For the years ended December 31:                                  ($ in Thousands)
Average recorded investment in impaired loans                $83,106      $60,247    $28,319
                                                            =================================
Cash basis interest income recognized from impaired loans    $ 2,489      $ 3,849    $ 1,795
                                                            =================================

The Corporation has granted loans to their directors, executive officers, or their related subsidiaries. These loans were made on substantially the same terms, including rates and collateral, as those prevailing at the time for comparable transactions with other unrelated customers, and do not involve more than a normal risk of collection. These loans to related parties are summarized as follows:

                                                                     2003
                                                              -----------------
                                                               ($ in Thousands)

Balance at beginning of year                                       $ 33,054
New loans                                                            46,096
Repayments                                                          (48,782)
Changes due to status of executive officers and directors              (882)
                                                                  -----------
Balance at end of year                                             $ 29,486
                                                                  ===========

The Corporation serves the credit needs of its customers by offering a wide variety of loan programs to customers, primarily in Wisconsin, Illinois, and Minnesota. The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2003, no significant concentrations existed in the Corporation's loan portfolio in excess of 10% of total loans.

NOTE 5 GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill:

Goodwill is not amortized but is subject to impairment tests on at least an annual basis. No impairment loss was necessary in 2003, 2002, or 2001. Goodwill of $212 million is assigned to the banking segment and goodwill of $12 million is assigned to the wealth management segment. The change in the carrying amount of goodwill was as follows.

Goodwill                                                     2003        2002
--------                                                  ---------------------
                                                             ($ in Thousands)
Balance at beginning of year                               $212,112   $ 92,397
  Goodwill acquired                                          12,276    119,715
                                                          ---------------------
Balance at end of year                                     $224,388   $212,112
                                                          =====================

Goodwill amortization expense was zero for the years ended December 31, 2003 and 2002, and $6.5 million for the year ended December 31, 2001. See Note 19 for the disclosure of net income and per share amounts excluding goodwill amortization, net of any income tax effects, due to the adoption of SFAS 142 and SFAS 147 in 2002.

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

For core deposit intangibles and other intangibles, changes in the gross carrying amount, accumulated amortization, and net book value were as follows.

                                                             2003        2002
                                                         ----------------------
                                                            ($ in Thousands)
Core deposit intangibles:
------------------------
Gross carrying amount                                     $ 28,165    $ 28,165
Accumulated amortization                                   (20,682)    (18,923)
                                                         ----------------------
Net book value                                            $  7,483    $  9,242
                                                         ======================
Additions during the period                               $    ---    $  5,600
Amortization during the period                              (1,759)     (2,283)

Other intangibles:
-----------------
Gross carrying amount                                     $ 14,751    $    ---
Accumulated amortization                                    (1,202)        ---
                                                         ----------------------
Net book value                                            $ 13,549    $    ---
                                                         ======================
Additions during the period                               $ 14,751    $    ---
Amortization during the period                              (1,202)        ---

Mortgage servicing rights are amortized in proportion to and over the period of estimated servicing income. The Corporation periodically evaluates its mortgage servicing rights asset for impairment. A valuation allowance is established to the extent the carrying value of the mortgage servicing rights exceeds the estimated fair value by stratification. An other-than-temporary impairment is recognized as a write-down of the mortgage servicing rights asset and the related valuation allowance (to the extent valuation reserve is available) and then against earnings. During the second and third quarters of 2003 mortgage rates fell to record lows. Given the extended period of historically low interest rates and the impact on mortgage banking volumes, refinances, and secondary markets, the Corporation evaluated its mortgage servicing rights asset for possible other-than-temporary impairment. As a result, $18.1 million was determined to be other than temporarily impaired during 2003. A summary of changes in the balance of the mortgage servicing rights asset and the mortgage servicing rights valuation allowance was as follows.

Mortgage servicing rights                                  2003          2002
-------------------------                               -----------------------
                                                            ($ in Thousands)
Mortgage servicing rights at beginning of year           $60,685       $42,786
  Additions                                               39,707        30,730
  Amortization                                           (17,212)      (12,831)
  Other-than-temporary impairment                        (18,118)         ---
                                                        -----------------------
Mortgage servicing rights at end of year                 $65,062       $60,685
                                                        -----------------------
Valuation allowance at beginning of year                 (28,362)      (10,720)
  Additions                                              (15,832)      (17,642)
  Reversals                                                3,491           ---
  Other-than-temporary impairment                         18,118           ---
                                                        -----------------------
Valuation allowance at end of year                       (22,585)      (28,362)
                                                        ----------------------
  Mortgage servicing rights, net                         $42,477       $32,323
                                                        =======================

At December 31, 2003, the Corporation was servicing one- to four-family residential mortgage loans owned by other investors with balances totaling $5.93 billion compared to $5.44 billion and $5.23 billion at December 31, 2002 and 2001, respectively. The fair value of mortgage servicing rights was approximately $42.5 million (representing 72 bp of loans serviced) at December 31, 2003, compared to $32.3 million (representing 59 bp of loans serviced) at December 31, 2002, and $32.1 million (representing 61 bp of loans serviced) at December 31, 2001.

Mortgage servicing rights expense, which includes the amortization of the mortgage servicing rights and increases or decreases to the valuation allowance associated with the mortgage servicing rights, was $29.6 million, $30.5 million, and $20.0 million for the years ended December 31, 2003, 2002, and 2001, respectively.

The following table shows the estimated future amortization expense for amortizing intangible assets. The projections of amortization expense for the next five years are based on existing asset balances, the current interest rate environment, and prepayment speeds as of December 31, 2003. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon changes in interest rates, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

Estimated amortization expense

                               Core Deposit Intangibles   Other Intangibles   Mortgage Servicing Rights
                              ----------------------------------------------------------------------------
Year ending December 31,                                   ($ in Thousands)
         2004                          $1,500                  $1,500                 $15,500
         2005                           1,000                   1,200                  12,800
         2006                           1,000                   1,000                  10,500
         2007                           1,000                     900                   8,500
         2008                           1,000                     800                   6,500
                               ===========================================================================

NOTE 6 PREMISES AND EQUIPMENT:

A summary of premises and equipment at December 31 is as follows:

                                                               2003                      2002
                                  --------------------------------------------------------------
                                    Estimated               Accumulated    Net Book    Net Book
                                   Useful Lives     Cost    Depreciation    Value       Value
                                  --------------------------------------------------------------
                                                          ($ in Thousands)
Land                                   ---        $ 27,595   $    ---     $ 27,595     $ 27,496
Land improvements                  3 - 20 years      3,205      2,336          869          734
Buildings                          5 - 40 years    148,952     76,953       71,999       74,388
Computers                          3 - 5 years      39,743     33,531        6,212        4,204
Furniture, fixtures and other
  equipment                        3 - 20 years     99,452     80,239       19,213       20,177
Leasehold improvements             5 - 30 years     16,888     11,461        5,427        5,714
                                  --------------------------------------------------------------
  Total premises and equipment                    $335,835   $204,520     $131,315     $132,713
                                  ==============================================================

Depreciation and amortization of premises and equipment totaled $15.1 million in 2003, $17.1 million in 2002, and $16.2 million in 2001.

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

                                                               ($ in Thousands)
                                                               ----------------
2004                                                               $ 7,368
2005                                                                 6,793
2006                                                                 5,892
2007                                                                 5,558
2008                                                                 4,504
Thereafter                                                          15,527
                                                                  ---------
Total                                                              $45,642
                                                                  =========

Total rental expense under leases, net of sublease income, totaled $9.2 million in 2003, $8.3 million in 2002, and $7.3 million in 2001.

NOTE 7 DEPOSITS:

The distribution of deposits at December 31 is as follows.

                                                         2003          2002
                                                    ---------------------------
                                                          ($ in Thousands)

Noninterest-bearing demand deposits                  $1,814,446     $1,773,699
Savings deposits                                        890,092        895,855
Interest-bearing demand deposits                      2,330,478      1,468,193
Money market deposits                                 1,573,678      1,754,313
Brokered certificates of deposit                        165,130        233,650
Other time deposits                                   3,019,019      2,999,142
                                                    --------------------------
  Total deposits                                     $9,792,843     $9,124,852
                                                    ==========================

Time deposits of $100,000 or more were $999 million and $856 million at December 31, 2003 and 2002, respectively. Aggregate annual maturities of all time deposits at December 31, 2003, are as follows:

Maturities During Year Ending December 31,                    ($ in Thousands)
-------------------------------------------------------------------------------
2004                                                             $2,008,241
2005                                                                711,562
2006                                                                157,497
2007                                                                191,291
2008                                                                 46,097
Thereafter                                                           69,461
                                                                 ----------
Total                                                            $3,184,149
                                                                 ==========

NOTE 8 SHORT-TERM BORROWINGS:

Short-term borrowings at December 31 are as follows:

                                                          2003          2002
                                                     --------------------------
                                                         ($ in Thousands)

Federal funds purchased and securities sold under
  agreements to repurchase                            $1,340,996    $2,240,286
Bank notes                                               200,000           ---
Federal Home Loan Bank advances                              ---       100,000
Treasury, tax, and loan notes                            361,894        38,450
Other borrowed funds                                      25,986        10,871
                                                     --------------------------
     Total short-term borrowing                       $1,928,876    $2,389,607
                                                     ==========================

Included in short-term borrowings are Federal Home Loan Bank advances with original maturities of less than one year. The short-term bank notes are variable rate and mature in the first quarter of 2004. The treasury, tax, and loan notes are demand notes representing secured borrowings from the U.S. Treasury, collateralized by qualifying securities and loans.

At December 31, 2003, the Parent Company had $100 million of established lines of credit with various nonaffiliated banks, which were not drawn on at December 31, 2003. Borrowings under these lines accrue interest at short-term market rates. Under the terms of the credit agreement, a variety of advances and interest periods may be selected by the Parent Company. During 2000, a $200 million commercial paper program was initiated, of which, no amounts were outstanding at December 31, 2003 or 2002.

NOTE 9 LONG-TERM DEBT:

Long-term debt (debt with original contractual maturities greater than one year) at December 31 is as follows:

                                                          2003          2002
                                                     --------------------------
                                                           ($ in Thousands)

Federal Home Loan Bank advances (1)                   $  912,138    $  964,931
Bank notes (2)                                           300,000       500,000
Subordinated debt, net (3)                               204,351       208,356
Repurchase agreements (4)                                429,175       226,175
Other borrowed funds                                       6,555         7,383
                                                     --------------------------
    Total long-term debt                              $1,852,219    $1,906,845
                                                     ==========================

(1) Long-term advances from the Federal Home Loan Bank had maturities through 2017 and had weighted-average interest rates of 2.96% at December 31, 2003, and 3.74% at December 31, 2002. These advances had a combination of fixed and variable rates, predominantly fixed. Of the balances outstanding at December 31, 2003, $24 million is callable by the Federal Home Loan Bank during the first quarter of 2004.

(2) The long-term bank notes had maturities through 2007 and had weighted-average interest rates of 2.20% at December 31, 2003, and 2.15% at December 31, 2002. These advances had a combination of fixed and variable rates.
(3) In August 2001, the Corporation issued $200 million of 10-year subordinated debt. This debt was issued at a discount and has a fixed interest rate of 6.75%. During 2001, the Corporation entered into a fair value hedge to hedge the interest rate risk on the subordinated debt. As of December 31, 2003 and 2002, the fair value of the derivative was a $5.5 million gain and a $9.6 million gain, respectively. The subordinated debt qualifies under the risk-based capital guidelines as Tier 2 supplementary capital for regulatory purposes.
(4) The long-term repurchase agreements had maturities through 2006 and had weighted-average interest rates of 1.67% at December 31, 2003 and 2.36% at December 31, 2002. These advances had a combination of fixed and variable rates, predominantly fixed. Of the balances outstanding at December 31, 2003, $229 million is callable during the first quarter of 2004.

The table below summarizes the maturities of the Corporation's long-term debt at December 31, 2003:

Year                                                           ($ in Thousands)
-------------------------------------------------------------------------------
2004                                                              $1,026,325
2005                                                                 300,000
2006                                                                 157,275
2007                                                                 100,000
2008                                                                  13,500
Thereafter                                                           255,119
                                                                  -----------
Total long-term debt                                              $1,852,219
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

Note 10 COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES:

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

Effective in the first quarter of 2004, in accordance with recent guidance provided on the application of FIN 46R, the Corporation will be required to deconsolidate the ASBC Trust from its consolidated financial statements. Accordingly, the Debentures issued by the Corporation to ASBC Trust (as opposed to the trust preferred securities issued by the ASBC Trust) will be reflected in the Corporation's consolidated balance sheet as long-term debt. The deconsolidation of the net assets and results of operations of this trust will have virtually no impact on the Corporation's financial statements since the Corporation continues to be obligated to repay the Debentures held by the ASBC Trust and guarantees repayment of the Preferred Securities issued by the ASBC Trust. The consolidated long-term debt obligation related to the ASBC Trust will increase from $175 million to $180 million upon deconsolidation, with the difference representing the Corporation's common ownership interest in the ASBC Trust recorded in investment securities available for sale.

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

The Preferred Securities are mandatorily redeemable upon the maturity of the Debentures on June 15, 2032, or upon earlier redemption as provided in the Indenture. The Corporation has the right to redeem the Debentures on or after May 30, 2007.

The Preferred Securities qualify under the risk-based capital guidelines as Tier 1 capital for regulatory purposes. As discussed in Note 18, as a result of FIN 46R, the Federal Reserve Board is currently evaluating whether deconsolidation of the trust will affect the qualification of the preferred securities as Tier 1 capital. If it is determined that the preferred securities no longer qualify as Tier 1 capital, the effect of such a change is not expected to affect the Corporation's well-capitalized status.

During May 2002, the Corporation entered into a fair value hedge to hedge the interest rate risk on the Debentures. The fair value of the derivative was a $6.9 million gain at December 31, 2003, and a $15.1 million gain at December 31, 2002. Given the fair value hedge, the Preferred Securities are carried on the balance sheet at fair value.

Note 11 Stockholders' Equity:

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

At December 31, 2003, subsidiary net assets equaled $1.3 billion, of which approximately $136.8 million could be transferred to the Corporation in the form of cash dividends without prior regulatory approval, subject to the capital needs of each subsidiary.

The Board of Directors has authorized management to repurchase shares of the Corporation's common stock each quarter in the market, to be made available for issuance in connection with the Corporation's employee incentive plans and for other corporate purposes. For the Corporation's employee incentive plans, the Board of Directors authorized the repurchase of up to 1.6 million shares (400,000 shares per quarter) in 2003 and 2002. Of these authorizations, approximately 1.3 million shares were repurchased for $43.3 million during 2002 (with approximately 1.0 million shares reissued in connection with stock options exercised), while none were repurchased during 2003 (with approximately 1.1 million shares reissued in connection with stock options exercised). Additionally, under two separate actions in 2000 and one action in 2003, the Board of Directors authorized the repurchase and cancellation of the
Corporation's outstanding shares, not to exceed approximately 11.0 million shares on a combined basis. Under these authorizations, approximately 2.1 million shares were repurchased for $74.5 million during 2003 at an average cost of $36.17 per share, while during 2002 approximately 1.3 million shares were repurchased for $44.0 million at an average cost of $32.69 per share. At December 31, 2003, approximately 3.7 million shares remain authorized to repurchase. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities.

The Board of Directors approved the implementation of a broad-based stock option grant effective July 28, 1999. This stock option grant provided all qualifying employees with an opportunity and an incentive to buy shares of the Corporation and align their financial interest with the growth in value of the Corporation's shares. These options have 10-year terms, fully vest in two years, and have exercise prices equal to 100% of market value on the date of grant. As of December 31, 2003, approximately 1.8 million shares remain available for granting.

In January 2002, the Board of Directors, with subsequent approval of the Corporation's shareholders, approved an amendment, increasing the number of shares available to be issued by an additional

3.3 million shares, to the Amended and Restated Long-Term Incentive Stock Plan ("Stock Plan"). The Stock Plan was adopted by the Board of Directors and originally approved by shareholders in 1987 and amended in 1994, 1997, and 1998. Options are generally exercisable up to 10 years from the date of grant and vest over two to three years. As of December 31, 2003, approximately 3.2 million shares remain available for grants.

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

                                 --------------------------------------------------------------------------------------------------
                                               2003                            2002                         2001
                                 --------------------------------------------------------------------------------------------------
                                    Options      Weighted Average    Options      Weighted Average    Options     Weighted Average
                                  Outstanding    Exercise Price    Outstanding    Exercise Price    Outstanding    Exercise Price
                                 --------------------------------------------------------------------------------------------------
Outstanding, January 1             4,748,494         $26.12          4,020,017         $26.10         3,639,292        $24.85
Granted                              702,175          34.50            765,290          31.93           772,090         29.36
Options from acquisition                 ---            ---          1,076,460          14.15               ---           ---
Exercised                         (1,100,509)         20.59           (979,785)         16.90          (275,363)        17.19
Forfeited                            (99,508)         32.61           (133,488)         30.09          (116,002)        29.56
                                 -------------                      ------------                     ------------
Outstanding, December 31           4,250,652         $28.78          4,748,494         $26.12         4,020,017        $26.10
                                 =============                      ============                     ============
Options exercisable at year-end    2,956,389                         3,373,253                        2,649,051
                                 =============                      ============                     ============

The following table summarizes information about the Corporation's stock options outstanding at December 31, 2003:

                              -----------------------------------------------------------------------------------
                                 Options      Weighted Average    Remaining        Options      Weighted Average
                               Outstanding    Exercise Price     Life (Years)    Exercisable     Exercise Price
                              -----------------------------------------------------------------------------------
Range of Exercise Prices:
$  8.90 - $11.42                   27,731         $ 10.09            1.11            27,731         $ 10.09
$13.13 - $15.98                   218,306           15.06            2.06           218,306           15.06
$17.77 - $21.93                   223,765           19.95            3.46           223,765           19.95
$22.44 - $26.92                 1,042,519           24.82            5.15         1,042,519           24.82
$29.20 - $31.86                 1,222,531           30.65            7.60           628,284           30.33
$32.10 - $34.94                 1,515,800           33.63            6.88           815,784           32.94
                               -----------                                       -----------
TOTAL                           4,250,652          $28.78            6.20         2,956,389           $27.00
                               ===========                                       ===========

The pro forma disclosures required under SFAS 123, as amended by SFAS 148, are included in Note 1.

NOTE 12 RETIREMENT PLANS:

The Corporation has a noncontributory defined benefit retirement plan (the "Plan") covering substantially all full-time employees. The benefits are based primarily on years of service and the employee's compensation paid. The Corporation's funding policy is to pay at least the minimum amount required by the funding requirements of federal law and regulations.

The following tables set forth the Plan's funded status and net periodic benefit cost:

                                                          2003          2002
                                                       ------------------------
                                                           ($ in Thousands)
Change in Fair Value of Plan Assets
Fair value of plan assets at beginning of year          $45,429       $32,336
Actual gain (loss) on plan assets                         9,795        (3,784)
Employer contributions                                   17,542        19,489
Gross benefits paid                                      (3,382)       (2,612)
                                                       ------------------------
  Fair value of plan assets at end of year              $69,384       $45,429
                                                       ========================
Change in Benefit Obligation
Net benefit obligation at beginning of year             $54,464       $45,767
Service cost                                              5,857         4,582
Interest cost                                             3,603         3,257
Plan amendments                                             ---           206
Actuarial loss                                            2,283         3,264
Gross benefits paid                                      (3,382)       (2,612)
                                                       ------------------------
  Net benefit obligation at end of year                 $62,825       $54,464
                                                       ========================
Funded Status
Excess (deficit) of plan assets over
  (under) benefit obligation                            $ 6,559       $(9,035)
Unrecognized net actuarial loss                          15,762        18,046
Unrecognized prior service cost                             589           663
Unrecognized net transition asset                          (736)       (1,060)
                                                       ------------------------
  Net prepaid asset at end of year
    in the balance sheet                                $22,174        $8,614
                                                       ========================
Amounts Recognized in the Statement of
  Financial Position Consists of
    Prepaid benefit cost                                $22,174        $  ---
Accrued benefit cost                                        ---        (7,503)
Intangible assets                                           ---           663
Accumulated other comprehensive income                      ---        15,454
                                                       ------------------------
  Net amount recognized                                 $22,174        $8,614
                                                       ========================

The accumulated benefit obligation for the Plan was $61.2 million and $52.9 million at December 31, 2003 and 2002, respectively.

                                              2003         2002         2001
                                            -----------------------------------
                                                     ($ in Thousands)
Components of  Net Periodic
  Benefit Cost
Service cost                                 $5,857       $4,582       $3,950
Interest cost                                 3,603        3,257        2,889
Expected return on plan assets               (5,301)      (3,963)      (3,474)
Amortization of:
  Transition asset                             (324)        (323)        (324)
  Prior service cost                             74           74           63
  Actuarial gain                                 73          ---          ---
                                            -----------------------------------
Total net periodic benefit cost              $3,982       $3,627       $3,104
                                            ===================================

Weighted average assumptions used to
  determine benefit obligations:
Discount rate                                  6.25%        6.75%
Rate of increase in compensation levels        5.00         5.00

Weighted average assumptions used to
  determine net periodic benefit costs:
Discount rate                                  6.75%        7.25%        7.50%
Rate of increase in compensation levels        5.00         5.00         5.00
Expected long-term rate of return on
  plan assets                                  8.75         9.00         9.00
                                            ===================================

The overall expected long-term rate of return on assets was 8.75% and 9.00% as of December 31, 2003 and 2002, respectively. The expected long-term rate of return was estimated using market benchmarks for equities and bonds applied to the plan's anticipated asset allocations. The expected return on equities was computed utilizing a valuation framework, which projected future returns based on current equity valuations rather than historical returns.

The asset allocation for the Plan as of the measurement date by asset category was as follows:

                                                          2003          2002
                                                      -------------------------
Asset Category
Equity securities                                            66%           60%
Debt securities                                              32            38
Other                                                         2             2
                                                      -------------------------
    Total                                                   100%          100%
                                                      =========================

The asset classes used to manage plan assets will include common stocks, fixed income or debt securities, and cash equivalents. A diversified portfolio using these assets will provide liquidity, current income, and growth of income and growth of principal. The anticipated asset allocation ranges are equity securities of 55-65%, debt securities of 35-45%, and other cash equivalents of 0-5%.

The Corporation and its subsidiaries also have a Profit Sharing/Retirement Savings Plan (the "plan"). The Corporation's contribution is determined annually by the Administrative Committee of the Board of Directors, based in part on performance-based formulas provided in the plan. Total expense related to contributions to the plan was $12.3 million, $11.8 million, and $10.5 million in 2003, 2002, and 2001, respectively.

An additional pension obligation is required when the accumulated benefit obligation exceeds the sum of the fair value of plan assets and the accrued pension expense. At December 31, 2003, the Corporation's additional pension obligation was zero, while at December 31, 2002, the Corporation's additional pension obligation was $16.1 million, of which $9.2 million was included as a reduction in accumulated other comprehensive income, net of tax benefit of $6.2 million, and $0.7 million was included as an intangible asset as part of other assets in the consolidated balance sheet.

At this time, the Corporation does not expect to make a contribution to its pension plan in 2004. The Corporation regularly reviews the funding of its pension plans. Therefore, it is possible that after that review, the Corporation may decide to make a contribution to the pension plan at that time.

NOTE 13 INCOME TAXES:

The current and deferred amounts of income tax expense (benefit) are as follows:

                                                Years ended December 31,
                                            2003          2002          2001
                                        ---------------------------------------
                                                    ($ in Thousands)
Current:
  Federal                                 $103,321       $99,730       $54,726
  State                                      2,940           755           113
                                        ---------------------------------------
Total current                              106,261       100,485        54,839
Deferred:
  Federal                                  (12,793)      (16,214)       14,947
  State                                       (409)        1,336         1,701
                                        ---------------------------------------
Total deferred                             (13,202)      (14,878)       16,648
                                        ---------------------------------------
Total income tax expense                   $93,059       $85,607       $71,487
                                        =======================================

Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities resulted in deferred taxes. Deferred tax assets and liabilities at December 31 are as follows:

                                                          2003         2002
                                                       ------------------------
                                                          ($ in Thousands)
Gross deferred tax assets:
  Allowance for loan losses                             $ 74,497     $ 67,900
  Accrued liabilities                                      6,079        5,946
  Deferred compensation                                   10,304        9,310
  Securities valuation adjustment                         10,214        8,893
  Deposit base intangible                                  3,078        3,370
  Mortgage banking activity                                  ---        1,552
  Benefit of tax loss carryforwards                       16,971       15,323
  Other                                                    4,828        5,825
                                                       ------------------------
Total gross deferred tax assets                          125,971      118,119
Valuation allowance for deferred tax assets               (8,445)     (12,149)
                                                       ------------------------
                                                         117,526      105,970
Gross deferred tax liabilities:
  Real estate investment trust income                     27,612       41,330
  Prepaids                                                 6,552          251
  Mortgage banking activity                                3,297          ---
  Deferred loan fee income and other
    loan  yield adjustment                                 7,494        6,927
  State income taxes                                      13,127       11,928
  Other                                                    7,467        6,860
                                                       ------------------------
Total gross deferred tax liabilities                      65,549       67,296
                                                       ------------------------
Net deferred tax assets                                   51,977       38,674
Tax effect of unrealized gain related to available
  for sale securities                                    (35,843)     (48,879)
Tax effect of unrealized loss related to derivative
  instruments                                              7,991        9,326
Tax effect of additional pension obligation                  ---        6,167
                                                       ------------------------
                                                         (27,852)     (33,386)
                                                       ------------------------
Net deferred tax assets including tax effected items    $ 24,125     $  5,288
                                                       ========================

Components of the 2002 net deferred tax assets have been adjusted to reflect the filing of corporate income tax returns.

For financial reporting purposes, a valuation allowance has been recognized to offset deferred tax assets related to state net operating loss carryforwards of certain subsidiaries and other temporary differences due to the uncertainty that the assets will be realized. If it is subsequently determined that all or a portion of these deferred tax assets will be realized, the tax benefit for these items will be used to reduce deferred tax expense for that period.

At December 31, 2003, the Corporation had state net operating losses of $209 million and federal net operating losses of $1.3 million that will expire in the years 2004 through 2017.

The effective income tax rate differs from the statutory federal tax rate. The major reasons for this difference are as follows:

                                                       2003     2002     2001
                                                      -------------------------

Federal income tax rate at statutory rate              35.0%    35.0%    35.0%
Increases (decreases) resulting from:
  Tax-exempt interest and dividends                    (4.2)    (4.6)    (5.1)
  State  income  taxes  (net  of  federal
    income taxes)                                       0.5      0.5      0.5
  Increase in cash surrender value of
    life insurance                                     (1.5)    (1.6)    (1.8)
  Other                                                (0.9)    (0.4)    (0.1)
                                                      -------------------------
  Effective income tax rate                            28.9%    28.9%    28.5%
                                                      =========================

A savings bank acquired by the Corporation in 1997 qualified under provisions of the Internal Revenue Code that permitted it to deduct from taxable income an allowance for bad debts that differed from the provision for such losses charged to income for financial reporting purposes. Accordingly, no provision for income taxes has been made for $79.2 million of retained income at December 31, 2003. If income taxes had been provided, the deferred tax liability would have been approximately $31.8 million. Management does not expect this amount to become taxable in the future, therefore no provision for income taxes has been made.

NOTE 14 COMMITMENTS, OFF-BALANCE SHEET RISK, AND CONTINGENT LIABILITIES:

Commitments and Off-Balance Sheet Risk

The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related commitments.

Lending-related Commitments

Through the normal course of operations, the Corporation has entered into certain contractual obligations and other commitments. As a financial services provider, the Corporation routinely enters into commitments to extend credit. While contractual obligations represent future cash requirements of the Corporation, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Corporation.

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

Under SFAS 133, commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are defined as derivatives and are therefore required to be recorded on the consolidated balance sheet at fair value. The Corporation's derivative and hedging activity, as defined by SFAS 133, is further summarized in Note 15. The following is a summary of lending-related commitments at December 31:

                                                          2003         2002
                                                      -------------------------
                                                           ($ in Thousands)
Commitments to extend credit, excluding
  commitments to originate mortgage loans (1)          $3,732,150   $3,559,497
Commercial letters of credit (1)                           19,665       59,186
Standby letters of credit (2)                             338,954      267,858

(1) These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and thus are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and is not material at December 31, 2003 or 2002.

(2) As required by FASB Interpretation No. 45, an interpretation of FASB Statements No. 5, 57, and 107, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," the Corporation has established a liability of $2.3 million at December 31, 2003, as an estimate of the fair value of these financial instruments. No fair value liability was required at December 31, 2002.

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

Contingent Liabilities

In the ordinary course of business, the Corporation may be named as defendant in or be a party to various pending and threatened legal proceedings. In view of the intrinsic difficulty in ascertaining the outcome of such matters, the Corporation cannot state what the eventual outcome of any such proceeding will be. Management believes, based upon discussions with legal counsel and current knowledge, that liabilities arising out of any such proceedings (if any) will not have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Corporation.

As part of the Corporation's agency agreement with an outside vendor, the Corporation has guaranteed certain credit card accounts provided the cardholder is unable to meet the credit card obligations. At December 31, 2003, the Corporation's estimated maximum exposure was approximately $1 million.

A contingent liability is required to be established if it is probable that the Corporation will incur a loss on the performance of a letter of credit. During the second quarter of 2003, given the deterioration of the financial condition of a borrower, the Corporation established a $2.5 million liability for commercial letters of credit, of which $2.2 million remained at December 31, 2003.

NOTE 15 DERIVATIVE AND HEDGING ACTIVITIES:

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

Interest rate swap contracts are entered into primarily as an asset/liability management strategy to modify interest rate risk. Interest rate swap contracts are exchanges of interest payments, such as fixed rate payments for floating rate payments, based on a notional principal amount. Payments related to the Corporation's swap contracts are made monthly, quarterly, or semi-annually by one of the parties depending on the specific terms of the related contract. The primary risk associated with all swaps is the exposure to movements in interest rates and the ability of the counterparties to meet the terms of the contract. At December 31, 2003 and 2002, the Corporation had $936 million and $854 million, respectively, of interest rate swaps outstanding. Included in this amount were $361 million and $279 million, respectively, at December 31, 2003 and 2002, in receive variable/pay fixed interest rate swaps used to convert specific fixed rate loans into floating rate assets. The remaining swap contracts used for interest rate risk management of $575 million at December 31, 2003 and 2002, were used to hedge interest rate risk of various other specific liabilities. At December 31, 2003, the Corporation pledged $24.8 million of collateral for swap agreements compared to $24.0 million at December 31, 2002.

                                                                                      Weighted Average
                                               Notional     Fair Value  ------------------------------------------
                                                Amount      Gain/(Loss)   Receive Rate    Pay Rate     Maturity
                                              --------------------------------------------------------------------
December 31, 2003                                  ($ in Thousands)
------------------
Interest Rate Risk Management Hedges:
Swaps-receive variable/pay fixed (1), (3)      $200,000      $(21,132)        1.15%         5.03%       89 months
Swaps-receive fixed/pay variable (2), (4)       375,000        12,432         7.21%         2.79%      211 months
Caps-written (1), (3)                           200,000         1,222   Strike4.72%          ---        32 months

Swaps-receive variable / pay fixed (2), (5      361,189        (9,876)        3.31%         6.27%       50 months
                                              ====================================================================

December 31, 2002

Interest Rate Risk Management Hedges:
Swaps-receive variable/pay fixed (1), (3)      $200,000      $(25,750)        1.77%         5.03%      101 months
Swaps-receive fixed/pay variable (2), (4)       375,000        24,757         7.21%         3.19%      223 months
Caps-written (1), (3)                           200,000         2,513   Strike4.72%          ---        44 months

Swaps-receive variable / pay fixed (2), (5)     279,487       (14,806)        3.63%         6.52%       58 months
                                              ====================================================================
(1)  Cash flow hedges
(2)  Fair value hedges
(3)  Hedges variable rate long-term debt
(4)  Hedges fixed rate long-term debt
(5)  Hedges specific longer-term fixed rate commercial loans

Not included in the above table for December 31, 2003, were three customer swaps with a notional amount of $20.7 million for which the Corporation has mirror swaps. There were no such customer swaps at December 31, 2002. The fair value of these customer swaps is recorded in earnings and the net impact for 2003 was immaterial.

Interest rate floors and caps are interest rate protection instruments that involve the payment from the seller to the buyer of an interest differential. This differential represents the difference between a short-term rate (e.g., six-month LIBOR) and an agreed upon rate (the strike rate) applied to a notional principal amount. By buying a cap, the Corporation will be paid the differential by a counterparty should the short-term rate rise above the strike level of the agreement. The primary risk associated with purchased floors and caps is the ability of the counterparties to meet the terms of the agreement. As of December 31, 2003 and 2002, the Corporation had purchased caps for asset/liability management of $200 million.

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

At December 31, 2003, the estimated fair value of the interest rate swaps and the cap designated as cash flow hedges was a $19.9 million unrealized loss, or $11.9 million, net of tax benefit of $8.0 million, carried as a component of accumulated other comprehensive income. At December 31, 2002, the estimated fair value of the interest rate swaps and the cap designated as cash flow hedges was a $23.2 million unrealized loss, or $13.9 million, net of tax benefit of $9.3 million, carried as a component of accumulated other comprehensive income. These instruments are used to hedge the exposure to the variability in interest payments of variable rate liabilities. The ineffective portion of the hedges recorded through the statements of income was immaterial. For the years ended December 31, 2003 and 2002, the Corporation recognized interest expense of $7.7 million and $13.4 million, respectively, for interest rate swaps accounted for as cash flow hedges. As of December 31, 2003, approximately $7.8 million of the deferred net losses on derivative instruments that are recorded in accumulated other comprehensive income are expected to be reclassified to interest expense within the next twelve months. Currently, none of the existing amounts within accumulated other comprehensive income are expected to be reclassified into earnings for ineffectiveness during 2003.

At December 31, 2003 and 2002, the estimated fair value of the interest rate swaps designated as fair value hedges was an unrealized gain of $2.6 million and an unrealized gain of $10.0 million, respectively, carried as a component of other liabilities. These swaps hedge against changes in the fair value of certain loans and long-term debt.

The fair value of the mortgage derivatives at December 31, 2003, was a net loss of $0.2 million, a decrease of $5.2 million from the December 31, 2002, net gain of $5.0 million, and is recorded in mortgage banking income. The $0.2 million net fair value loss for mortgage derivatives is composed of the net loss on commitments to sell approximately $152.0 million of loans to various investors and the net gain on commitments to fund approximately $114.1 million of loans to individual borrowers. The $5.0 million net fair value gain for mortgage derivatives is comprised of the net loss on commitments to sell approximately $538.3 million of loans to various investors and the net gain on commitments to fund approximately $550.1 million of loans to individual borrowers.

NOTE 16 PARENT COMPANY ONLY FINANCIAL INFORMATION:

Presented below are condensed financial statements for the Parent Company:

                                 BALANCE SHEETS

                                                    ---------------------------
                                                        2003            2002
                                                    ---------------------------
                                                          ($ in Thousands)
ASSETS
Cash and due from banks                              $      924     $      638
Notes receivable from subsidiaries                      374,878        281,258
Investment in subsidiaries                            1,316,773      1,377,239
Other assets                                            103,837        101,304
                                                    ---------------------------
Total assets                                         $1,796,412     $1,760,439
                                                    ===========================

LIABILITY AND STOCKHOLDERS' EQUITY
Long-term debt                                       $  391,705     $  403,880
Accrued expenses and other liabilities                   56,280         84,376
                                                    ---------------------------
Total liabilities                                       447,985        488,256
Stockholders' equity                                  1,348,427      1,272,183
                                                    ---------------------------
Total liabilities and stockholders' equity           $1,796,412     $1,760,439
                                                    ===========================

                              STATEMENTS OF INCOME

                        For the Years Ended December 31,
                                                -------------------------------
                                                   2003       2002      2001
                                                -------------------------------
                                                       ($ in Thousands)
INCOME
Dividends from subsidiaries                      $179,500   $172,000  $ 90,000
Management and service fees
  from subsidiaries                                43,146     35,346    26,482
Interest income on notes receivable                 9,172      5,641     4,590
Other income                                        2,464      3,510     3,428
                                                -------------------------------
Total income                                      234,282    216,497   124,500
                                                -------------------------------
EXPENSE
Interest expense on borrowed funds                 11,474     12,627     8,107
Provision for loan losses                             ---        500      (800)
Personnel expense                                  29,219     22,918    19,766
Other expense                                      20,241     15,191    11,379
                                                -------------------------------
Total expense                                      60,934     51,236    38,452
                                                -------------------------------
Income before income tax benefit
  and equity in undistributed income              173,348    165,261    86,048
Income tax benefit                                 (1,093)    (1,759)      (48)
                                                -------------------------------
Income before equity in undistributed net
  income of subsidiaries                          174,441    167,020    86,096
Equity in undistributed net income of
  subsidiaries                                     54,216     43,699    93,426
                                                -------------------------------
Net income                                       $228,657   $210,719  $179,522
                                                ===============================

                            STATEMENTS OF CASH FLOWS

                                                    For the Years Ended December 31,
                                                 --------------------------------------
                                                     2003         2002         2001
                                                 --------------------------------------
                                                            ($ in Thousands)
OPERATING ACTIVITIES
Net income                                         $228,657     $210,719     $179,522
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Increase in equity in undistributed
      net income of subsidiaries                    (54,216)     (43,699)     (93,426)
    Depreciation and other amortization                 378          335          439
    Amortization of goodwill                            ---          ---          397
    (Gain) loss on sales of assets, net                   2            2           (8)
    Increase in interest receivable and
      other assets                                     (269)     (41,651)      (6,763)
    Increase (decrease) in interest payable
     and other liabilities                          (24,392)     (14,351)      45,474
Capital received from (contributed to)
  subsidiaries                                       95,470      (12,997)      41,617
                                                 --------------------------------------
Net cash provided by operating activities           245,630       98,358      167,252
                                                 --------------------------------------
INVESTING ACTIVITIES
Purchase of available for sale securities               ---         (319)         ---
Net cash paid in acquisition of subsidiary              ---      (78,055)         ---
Net increase in notes receivable                    (95,630)     (79,551)    (120,474)
Purchase of premises and equipment,
  net of disposals                                     (975)        (614)        (134)
                                                 --------------------------------------
Net cash used in investing activities               (96,605)    (158,539)    (120,608)
                                                 --------------------------------------
FINANCING ACTIVITIES
Net decrease in short-term borrowings                   ---          ---     (118,044)
Net increase in long-term debt                          ---      221,998      181,882
Cash dividends paid                                 (98,169)     (90,166)     (80,553)
Proceeds from exercise of stock options              24,831       16,564        4,738
Purchase and retirement of treasury stock           (74,533)     (44,046)      (7,717)
Purchase of treasury stock                             (868)     (44,145)     (26,852)
                                                 --------------------------------------
Net cash provided by (used in) financing
  activities                                       (148,739)      60,205      (46,546)
                                                 --------------------------------------
Net increase in cash and cash equivalents               286           24           98
Cash and cash equivalents at beginning of year          638          614          516
                                                 --------------------------------------
Cash and cash equivalents at end of year          $     924    $     638    $     614
                                                 ======================================

NOTE 17 FAIR VALUE OF FINANCIAL INSTRUMENTS:

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Corporation disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Corporation's financial instruments.

The estimated fair values of the Corporation's financial instruments on the balance sheet at December 31 are as follows:

                                                                  2003                       2002
                                                        -----------------------------------------------------
                                                          Carrying                  Carrying
                                                           Amount     Fair Value     Amount     Fair Value
                                                        -----------------------------------------------------
                                                                           ($ in Thousands)
Financial assets:
  Cash and due from banks                                $   389,140  $   389,140  $   430,691  $   430,691
  Interest-bearing deposits in other financial                 7,434        7,434        5,502        5,502
    institutions
  Federal funds sold and securities purchased under
    purchase under agreements to resell                        3,290        3,290        8,820        8,820
  Accrued interest receivable                                 67,264       67,264       74,077       74,077
  Investment securities available for sale                 3,773,784    3,773,784    3,362,669    3,362,669
  Loans held for sale                                        104,336      104,504      305,836      317,942
  Loans                                                   10,291,810   10,503,111   10,303,225   10,650,774
Financial liabilities:
  Deposits                                                 9,792,843    9,855,813    9,124,852    9,225,812
  Accrued interest payable                                    22,006       22,006       28,636       28,636
  Short-term borrowings                                    1,928,876    1,928,876    2,389,607    2,389,607
  Long-term debt                                           1,852,219    1,872,603    1,906,845    1,963,756
  Company-obligated manditorily redeemable
    preferred securities                                     181,941      192,491      190,111      206,662
  Interest rate swap and cap agreements (1)                   17,354       17,354       13,286       13,286
  Standby letters of credit (2)                                2,275        2,275          ---          ---
  Commitments to originate mortgage loans held for               680          680        7,141        7,141
    sale                                                -----------------------------------------------------
  Forward commitments to sell residential
    mortgage loans                                              (905)        (905)      (2,095)      (2,095)
                                                        =====================================================

(1) At both December 31, 2003 and 2002, the notional amount of non-trading interest rate swap and cap agreements was $1.1 billion. See Notes 14 and 15 for information on the fair value of lending-related commitments and derivative financial instruments.
(2) At both December 31, 2003 and 2002, the commitment on standby letters of credit was $0.3 billion. See Note 14 for additional information on the standby letters of credit.

Cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and securities purchased under agreements to resell, and accrued interest receivable - For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment securities held to maturity, investment securities available for sale, and trading account securities - The fair value of investment securities held to maturity, investment securities available for sale, and trading account securities, except certain state and municipal securities, is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. The fair value of certain state and municipal securities is not readily available through market sources other than dealer quotations, so fair value estimates are based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued. There were no investment securities held to maturity or trading account securities at December 31, 2003 or 2002.

Loans held for sale - Fair value is estimated using the prices of the Corporation's existing commitments to sell such loans and/or the quoted market prices for commitments to sell similar loans.

Loans - Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, commercial real estate, residential mortgage, credit card, and other consumer. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for similar maturities. Future cash flows are also adjusted for estimated reductions or delays due to delinquencies, nonaccruals, or potential charge offs.

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

Interest rate swap and cap agreements - The fair value of interest rate swap and cap agreements is obtained from dealer quotes. These values represent the estimated amount the Corporation would receive or pay to terminate the agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties.

Standby letters of credit - The fair value of standby letters of credit represent deferred fees arising from the related off-balance sheet financial instruments. These deferred fees approximate the fair value of these instruments and are based on several factors, including the remaining terms of the agreement and the credit standing of the customer.

Commitments to originate mortgage loans held for sale - The fair value of commitments to originate mortgage loans held for sale is estimated by comparing the Corporation's cost to acquire mortgages and the current price for similar mortgage loans, taking into account the terms of the commitments and the creditworthiness of the counterparties.

Forward commitments to sell residential mortgage loans - The fair value of forward commitments to sell residential mortgage loans is the estimated amount that the Corporation would receive or pay to terminate the forward delivery contract at the reporting date based on market prices for similar financial instruments.

Limitations - Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Corporation's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Corporation's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

NOTE 18 REGULATORY MATTERS:

Restrictions on Cash and Due From Banks

The Corporation's bank subsidiaries are required to maintain certain vault cash and reserve balances with the Federal Reserve Bank to meet specific reserve requirements. These requirements approximated $6.0 million at December 31, 2003.

Regulatory  Capital  Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, that the Corporation meets all capital adequacy requirements to which it is subject.

As of December 31, 2003 and 2002, the most recent notifications from the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the subsidiary banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions' category.

The actual capital amounts and ratios of the Corporation and its significant subsidiaries are presented below. No deductions from capital were made for interest rate risk in 2003 or 2002.

As discussed in Note 10, the preferred securities held by the ASBC Trust qualify as Tier 1 Capital for the Corporation under Federal Reserve Board guidelines. As a result of the issuance of FIN 46, the Federal Reserve Board is currently evaluating whether deconsolidation of the ASBC Trust will affect the qualification of the preferred securities as Tier 1 capital. If it is determined that the preferred securities no longer qualify as Tier 1 capital, the effect of such a change is not expected to affect the Corporation's well-capitalized status.

                                                                                     To Be Well
                                                                               Capitalized Under Prompt
                                                                For Capital        Corrective Action
         ($ In Thousands)                  Actual            Adequacy Purpose       Provisions: (2)
---------------------------------------------------------------------------------------------------------
                                      Amount    Ratio (1)    Amount    Ratio (1)   Amount    Ratio (1)
---------------------------------------------------------------------------------------------------------
     As of December 31, 2003:
     -----------------------
Associated Banc-Corp
--------------------
Total Capital                       $1,572,770    13.99%    $899,596    =>8.00%
Tier I Capital                       1,221,647    10.86      449,798    =>4.00%
Leverage                             1,221,647     8.37      584,108    =>4.00%
Associated Bank, N.A.
--------------------
Total Capital                          980,318    10.63      737,810    =>8.00%   $922,262    =>10.00%
Tier I Capital                         784,263     8.50      368,905    =>4.00%    553,357     =>6.00%
Leverage                               784,263     6.34      495,138    =>4.00%    618,923     =>5.00%
Associated Bank Minnesota, N.A.
------------------------------
Total Capital                          156,196    11.94      104,688    =>8.00%    130,860    =>10.00%
Tier I Capital                         139,692    10.67       52,344    =>4.00%     78,516     =>6.00%
Leverage                               139,692     8.29       67,424    =>4.00%     84,279     =>5.00%




     As of December 31, 2002:
     -----------------------
Associated Banc-Corp
--------------------
Total Capital                       $1,513,424    13.66%    $886,289    =>8.00%
Tier I Capital                       1,165,481    10.52      443,144    =>4.00%
Leverage                             1,165,481     7.94      587,214    =>4.00%
Associated Bank, N.A.
--------------------
Total Capital                          790,198    10.70      591,075    =>8.00%   $738,844    =>10.00%
Tier I Capital                         692,207     9.37      295,538    =>4.00%    443,306     =>6.00%
Leverage                               692,207     7.03      394,070    =>4.00%    492,588     =>5.00%
Associated Bank Illinois, N.A. (3)
-----------------------------
Total Capital                          173,249    10.98      126,178    =>8.00%    157,722    =>10.00%
Tier I Capital                         159,735    10.13       63,089    =>4.00%     94,633     =>6.00%
Leverage                               159,735     5.99      106,731    =>4.00%    133,413     =>5.00%
Associated Bank Minnesota, N.A.
Total Capital                          157,299    11.22      112,132    =>8.00%    140,165    =>10.00%
Tier I Capital                         139,730       9.97      56,066    =>4.00%     84,099    =>6.00%
Leverage                               139,730       8.46      66,086    =>4.00%     82,608    =>5.00%

(1) Total Capital ratio is defined as Tier 1 Capital plus Tier 2 Capital divided by total risk-weighted assets. The Tier 1 Capital ratio is defined as Tier 1 capital divided by total risk-weighted assets. The leverage ratio is defined as Tier 1 capital divided by the most recent quarter's average total assets.
(2) Prompt corrective action provisions are not applicable at the bank holding company level.
(3)  During 2003, the Corporation merged Associated Card Services Bank, National
     Association,  and Associated  Bank  Illinois,  National  Association,  into
     Associated Bank, National Association, to create a single national banking charter headquartered in Green Bay, Wisconsin.

NOTE 19 EARNINGS PER SHARE:

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

Presented below are the calculations for basic and diluted earnings per share as reported, as well as adjusted to exclude the amortization of goodwill affected by adopting SFAS 142 and SFAS 147 in 2001.

                                                          For the Years Ended December 31,
                                                      ----------------------------------------
                                                          2003          2002          2001
                                                      ----------------------------------------
                                                        (In Thousands, except per share data)
Net income, as reported                                $228,657       $210,719      $179,522
Adjustment: Goodwill amortization, net of tax               ---            ---         6,158
                                                      ----------------------------------------
Net income, adjusted                                   $228,657       $210,719      $185,680
                                                      ========================================

Weighted average shares outstanding                      73,745         74,685        72,587
Effect of dilutive stock options outstanding                762            808           580
                                                      ----------------------------------------
Diluted weighted average shares outstanding              74,507         75,493        73,167

Basic earnings per share:
Basic earnings per share, as reported                  $   3.10       $   2.82      $   2.47
Adjustment: Goodwill amortization, net of tax               ---            ---          0.09
                                                      ----------------------------------------
Basic earnings per share, adjusted                     $   3.10       $   2.82      $   2.56
                                                      ========================================

Diluted earnings per share:
Diluted earnings per share, as reported                $   3.07       $   2.79      $   2.45
Adjustment: Goodwill amortization, net of tax               ---            ---          0.09
                                                      ----------------------------------------
Diluted earnings per share, adjusted                   $   3.07       $   2.79      $   2.54
                                                      ========================================

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

The Corporation's primary segment is banking, conducted through its bank and lending subsidiaries. For purposes of segment disclosure under this statement, these have been combined as one segment, as these segments have similar economic characteristics and the nature of their products, services, processes, customers, delivery channels, and regulatory environment are similar. Banking includes: a) community banking - lending and deposit gathering to businesses (including business-related services such as cash management and international banking services) and to consumers (including mortgages and credit cards); b) corporate banking - specialized lending (such as commercial real estate), lease financing, and banking to larger businesses and metro or niche markets; and c) the support to deliver banking services.

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

                                                                  Consolidated
                                        Banking       Other           Total
                                     ------------------------------------------
                                              ($ in Thousands)
2003
Net interest income                   $   510,213   $       549    $   510,762
Provision for loan losses                  46,813           ---         46,813
Noninterest income                        194,186        52,249        246,435
Depreciation and amortization              47,307         1,571         48,878
Other noninterest expense                 297,314        42,476        339,790
Income taxes                               93,227          (168)        93,059
                                     -----------------------------------------
  Net income                          $   219,738   $     8,919    $   228,657
                                     ==========================================
Total assets                          $15,195,428   $    52,466    $15,247,894
                                     ==========================================

2002
Net interest income                   $   501,244   $        22    $   501,266
Provision for loan losses                  50,699           ---         50,699
Noninterest income                        186,001        29,819        215,820
Depreciation and amortization              51,230           222         51,452
Other noninterest expense                 298,370        20,239        318,609
Income taxes                               86,345          (738)        85,607
                                     ------------------------------------------
  Net income                          $   200,601   $    10,118    $   210,719
                                     ==========================================
Total assets                          $15,015,136   $    28,139    $15,043,275
                                     ==========================================

2001
Net interest income                   $   421,253   $       732    $   421,985
Provision for loan losses                  28,210           ---         28,210
Noninterest income                        161,730        30,612        192,342
Depreciation and amortization              46,616           365         46,981
Other noninterest expense                 256,290        31,837        288,127
Income taxes                               71,893          (406)        71,487
                                     ------------------------------------------
  Net income (loss)                   $   179,974   $      (452)   $   179,522
                                     ==========================================
Total assets                          $13,578,328   $    26,046    $13,604,374
                                     ==========================================

INDEPENDENT AUDITORS' REPORT
ASSOCIATED BANC-CORP

The Board of Directors
Associated Banc-Corp:

We have audited the accompanying consolidated balance sheets of Associated Banc-Corp and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Associated Banc-Corp and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.

                                 /s/ KPMG LLP

KPMG LLP
Chicago, Illinois
March 8, 2004

Market Information
                                                       Market Price Range
                                                          Sales Prices
                       Dividends                  ----------------------------
                         Paid     Book Value      High        Low        Close
-------------------------------------------------------------------------------
2003
  4th Quarter            $0.34      $18.39      $43.13      $38.81      $42.80
  3rd Quarter             0.34       17.77        38.90      37.12       37.89
  2nd Quarter             0.34       17.88        38.41      32.15       36.61
  1st Quarter             0.31       17.41        35.22      32.33       32.33
-------------------------------------------------------------------------------
2002
  4th Quarter            $0.31      $17.13       $34.21     $27.20      $33.94
  3rd Quarter             0.31       17.03        36.96      30.64       31.73
  2nd Quarter             0.31       16.84        38.25      33.63       37.71
  1st Quarter             0.28       16.23        35.29      30.37       34.57
-------------------------------------------------------------------------------

Annual dividend rate:  $1.36

Market information has been restated for the 10% stock dividend declared April 24, 2002, paid on May 15, 2002, to shareholders of record at the close of business on April 29, 2002.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A  CONTROLS AND PROCEDURES

The Corporation maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of its published financial statements and other disclosures included in this report. Within the 90-day period prior to the date of this report, the Corporation evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Corporation's CEO and CFO concluded that the Corporation's disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation required to be included in this annual report on Form 10-K.

There have been no significant changes in the Corporation's internal controls or in other factors which could significantly affect internal controls subsequent to the date of such evaluation.

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

The information in the Corporation's definitive Proxy Statement, prepared for the 2004 Annual Meeting of Shareholders, which contains information concerning directors of the Corporation, under the caption "Election of Directors," is incorporated herein by reference. The information concerning "Executive Officers of the Corporation," as a separate item, appears in Part I of this document.

ITEM 11  EXECUTIVE COMPENSATION

The information in the Corporation's definitive Proxy Statement, prepared for the 2004 Annual Meeting of Shareholders, which contains information concerning this item, under the caption "Executive Compensation," is incorporated herein by reference.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information in the Corporation's definitive Proxy Statement, prepared for the 2004 Annual Meeting of Shareholders, which contains information concerning this item, under the captions "Stock Ownership," and "Equity Compensation Plan Information," is incorporated herein by reference.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in the Corporation's definitive Proxy Statement, prepared for the 2004 Annual Meeting of Shareholders, which contains information concerning this item under the caption "Interest of Management in Certain Transactions," is incorporated herein by reference.

ITEM 14  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in the Corporation's definitive Proxy Statement, prepared for the 2004 Annual Meeting of Shareholders, which contains information concerning this item under the caption "Audit and Non-Audit Fees," is incorporated herein by reference.

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

               Consolidated Balance Sheets - December 31, 2003 and 2002

               Consolidated Statements of Income - For the Years Ended December 31, 2003, 2002, and 2001

               Consolidated Statements of Changes in Stockholders' Equity - For the Years Ended December 31, 2003, 2002, and 2001

               Consolidated Statements of Cash Flows - For the Years Ended December 31, 2003, 2002, and 2001

               Notes to Consolidated Financial Statements

               Independent Auditors' Report

(a) 3          Exhibits Required by Item 601 of Regulation S-K

                                                                    Sequential Page Number or
Exhibit Number                  Description                        Incorporate by Reference to
------------------------------------------------------------------------------------------------------
(3)(i)         Articles of Incorporation                      Exhibit (3)(a) to Report on Form 10-K
                                                              for fiscal year ended December 31, 1999

(3)(ii)        Bylaws                                         Exhibit (3)(b) to Report on Form 10-K
                                                              for fiscal year ended December 31, 1999

(4)            Instruments Defining the Rights of
               Security Holders, Including Indentures
               The Parent Company, by signing this
               report, agrees to furnish the SEC, upon
               its request, a copy of any instrument
               that defines the rights of holders of
               long-term

                                                                       Sequential Page Number or
Exhibit Number                  Description                           Incorporate by Reference to
-----------------------------------------------------------------------------------------------------------
               debt of the Corporation for
               which consolidated or unconsolidated
               financial statements are required to be
               filed and that authorizes a total amount
               of securities not in excess of 10% of the
               total assets of the Corporation on a
               consolidated basis

*(10)(a)       The 1982 Incentive Stock Option Plan of        Exhibit (10) to Report on Form 10-K
               the Parent Company                             for fiscal year ended December 31, 1987

*(10)(b)       The Restated Long-Term Incentive Stock         Exhibits filed with the Corporation's
               Plan of the Corporation                        registration statement (333-46467) on Form
                                                              S-8 filed under the Securities Act of 1933

*(10)(c)       Change of Control Plan of the Corporation      Exhibit (10)(d) to Report on Form
               effective April 25, 1994                       10-K for fiscal year ended December 31, 1994

*(10)(d)       Deferred Compensation Plan and Deferred        Exhibit (10)(e) to Report on Form
               Compensation Trust effective as of             10-K for fiscal year ended December 31, 1994
               December 16, 1993, and Deferred
               Compensation Agreement of the Corporation
               dated December 31, 1994

*(10)(e)       Incentive Compensation Agreement (form)        Exhibit (10)(e) to Report on Form
               and schedules dated as of October 1, 2001      10-K for fiscal year ended December 31, 2001

*(10)(f)       Employment Agreement between the Parent        Exhibit (10) to Report on Form
               Company and Paul S. Beideman effective         10-Q for quarter ended June 30, 2003
               April 28, 2003

(11)           Statement Re Computation of Per Share          See Note 19 in Part II Item 8
               Earnings

(21)           Subsidiaries of the Parent Company             Filed herewith

(23)           Consent of Independent Auditors                Filed herewith

(24)           Power of Attorney                              Filed herewith

(31.1)         Certification Under Section 302 of             Filed herewith
               Sarbanes-Oxley by Paul S. Beideman, Chief
               Executive Officer

(31.2)         Certification Under Section 302 of             Filed herewith
               Sarbanes-Oxley by Joseph B. Selner, Chief
               Financial Officer

(32)           Certification by the CEO and CFO Pursuant      Filed herewith
               to 18 U.S.C. Section 1350, as Adopted
               Pursuant to Section 906 of Sarbanes-Oxley

* Management contracts and arrangements.

Schedules and exhibits other than those listed are omitted for the reasons that they are not required, are not applicable or that equivalent information has been included in the financial statements, and notes thereto, or elsewhere herein.

(b) Reports on Form 8-K

A report on Form 8-K dated October 16, 2003, was filed under Item 12, Results of Operations and Financial Condition, reporting Associated Banc-Corp released its earnings for the quarter ended September 30, 2003.

A report on Form 8-K dated October 22, 2003, was filed under Item 5, Other Events, announcing the Associated Banc-Corp Board of Directors declared its third quarter dividend.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ASSOCIATED BANC-CORP


Date:  March 15, 2004                 By: /s/ PAUL S. BEIDEMAN
       -----------------------        -----------------------------------------
                                          Paul S. Beideman
                                          President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/  PAUL S. BEIDEMAN                    /s/  Ronald R. Harder*
-------------------------------------    ------------------------------------
Paul S. Beideman                              Ronald R. Harder
President and Chief Executive Officer         Director

/s/  JOSEPH B. SELNER                    /s/  William R. Hutchinson *
-------------------------------------    ------------------------------------
Joseph B. Selner                              William R. Hutchinson
Chief Financial Officer                       Director
Principal Financial Officer
and Principal Accounting Officer

/s/  H.B. Conlon *                       /s/ Dr. George R. Leach *
-------------------------------------    ------------------------------------
H. B. Conlon                                  Dr. George R. Leach
Director                                      Director

/s/ Ruth M. Crowley *                    /s/  John C. Meng *
-------------------------------------    ------------------------------------
Ruth M. Crowley                               John C. Meng
Director                                      Director

/s/  Robert S. Gaiswinkler *             /s/  J. Douglas Quick *
 ------------------------------------    ------------------------------------
Robert S. Gaiswinkler                         J. Douglas Quick
Director                                      Director

/s/  Robert C. Gallagher*                /s/  John C. Seramur *
-------------------------------------    ------------------------------------
Robert C. Gallagher                           John C. Seramur
Director                                      Vice Chairman

* /s/ BRIAN R. BODAGER
  --------------------
  Brian R. Bodager
  Attorney-in-Fact

Date:  March 15, 2004