Form 10-Q
period 2004-03-31
ASSOCIATED BANC-CORP
filed 2004-05-10
CIK 7789

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
-------  OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     March 31, 2004
                                        ---------------------------------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
-------  OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from            to
                                        -----------   -------------------------

Commission file number               0-5519
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant's common stock, par value $0.01 per share, at April 30, 2004, was 110,207,519.

                              ASSOCIATED BANC-CORP
                                TABLE OF CONTENTS

                                                                        Page No.
PART I.  Financial Information                                         --------

         Item 1.  Financial Statements (Unaudited):

                  Consolidated Balance Sheets -
                  March 31, 2004, March 31, 2003 and
                  December 31, 2003                                        3

                  Consolidated Statements of Income -
                  Three Months Ended March 31, 2004 and 2003               4

                  Consolidated Statement of Changes in
                  Stockholders' Equity - Three Months
                  Ended March 31, 2004                                     5

                  Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 2004 and 2003               6

                  Notes to Consolidated Financial Statements               7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           18

         Item 3.  Quantitative and Qualitative Disclosures
                  about Market Risk                                       35

         Item 4.  Controls and Procedures                                 35

PART II. Other Information

         Item 2.  Changes in Securities, Use of Proceeds and
                  Issuer Purchases of Equity Securities                   36

         Item 6.  Exhibits and Reports on Form 8-K                        37

 Signatures                                                               38

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

                              ASSOCIATED BANC-CORP
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                              March 31,      March 31,      December 31,
                                                                2004           2003             2003
                                                            ---------------------------------------------
                                                                  (In Thousands, except share data)
ASSETS
Cash and due from banks                                     $    323,686    $    401,012    $    389,140
Interest-bearing deposits in other financial institutions         17,057          13,640           7,434
Federal funds sold and securities purchased under
    agreements  to resell                                          7,000          27,815           3,290
Investment securities available for sale, at fair value        3,883,470       3,379,000       3,773,784
Loans held for sale                                              120,699         374,053         104,336
Loans                                                         10,486,610      10,275,469      10,291,810
Allowance for loan losses                                       (177,717)       (170,391)       (177,622)
                                                            ---------------------------------------------
    Loans, net                                                10,308,893      10,105,078      10,114,188
Premises and equipment                                           130,028         132,234         131,315
Goodwill                                                         224,388         212,112         224,388
Other intangible assets                                           59,899          38,251          63,509
Other assets                                                     435,748         405,971         436,510
                                                            ---------------------------------------------
               Total assets                                 $ 15,510,868    $ 15,089,166    $ 15,247,894
                                                            =============================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits                         $  1,755,485    $  1,692,979    $  1,814,446
Interest-bearing deposits, excluding brokered
    certificates of deposit                                    7,716,290       7,158,585       7,813,267
                                                            ---------------------------------------------
Brokered certificates of deposit                                 230,983         208,670         165,130
                                                            ---------------------------------------------
    Total deposits                                             9,702,758       9,060,234       9,792,843
Short-term borrowings                                          2,516,270       2,422,631       1,928,876
Long-term funding                                              1,749,418       2,142,978       2,034,160
Accrued expenses and other liabilities                           147,129         177,457         143,588
                                                            ---------------------------------------------
              Total liabilities                               14,115,575      13,803,300      13,899,467

Stockholders' equity
  Preferred stock                                                   --              --              --
  Common stock (Par value $0.01 per share, authorized
    250,000,000 shares, issued 110,458,038,
    112,180,365, and 110,163,832 shares, respectively)             1,105             748             734
  Surplus                                                        582,559         621,616         575,975
  Retained earnings                                              755,627         637,781         724,356
  Accumulated other comprehensive income                          66,526          56,302          52,089
  Deferred compensation                                           (1,981)           --            (1,981)
  Treasury stock, at cost (289,875, 1,374,679 and
    122,863 shares, respectively)                                 (8,543)        (30,581)         (2,746)
                                                            ---------------------------------------------
              Total stockholders' equity                       1,395,293       1,285,866       1,348,427
                                                            ---------------------------------------------
               Total liabilities and stockholders' equity   $ 15,510,868    $ 15,089,166    $ 15,247,894
                                                            =============================================

See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:

                              ASSOCIATED BANC-CORP
                        Consolidated Statements of Income
                                   (Unaudited)

                                                  Three Months Ended March 31,
                                                -------------------------------
                                                      2004           2003
                                                -------------------------------
                                                (In Thousands, except per share
                                                              data)
INTEREST INCOME
  Interest and fees on loans                       $ 135,252       $ 148,496
  Interest and dividends on investment
    securities and deposits with other
    financial institutions:
      Taxable                                         31,032          26,797
      Tax exempt                                      10,235          10,055
  Interest on federal funds sold and securities
    purchased under agreements to resell                  27              35
                                                   --------------------------
    Total interest income                            176,546         185,383
INTEREST EXPENSE
  Interest on deposits                                27,554          31,990
  Interest on short-term borrowings                    6,539           8,567
  Interest on long-term funding                       13,378          17,372
                                                   --------------------------
    Total interest expense                            47,471          57,929
                                                   --------------------------
NET INTEREST INCOME                                  129,075         127,454
  Provision for loan losses                            5,176          12,960
                                                   --------------------------
  Net interest income after provision for
    loan losses                                      123,899         114,494
NONINTEREST INCOME
  Trust service fees                                   7,868           6,630
  Service charges on deposit accounts                 12,397          11,811
  Mortgage banking                                     9,026          24,500
  Credit card and other nondeposit fees                5,671           7,396
  Retail commission income                             9,357           3,303
  Bank owned life insurance income                     3,355           3,391
  Asset sale gains, net                                  222             122
  Investment securities gains (losses), net            1,931            (326)
  Other                                                3,132           6,779
                                                   --------------------------
    Total noninterest income                          52,959          63,606
NONINTEREST EXPENSE
  Personnel expense                                   52,276          48,836
  Occupancy                                            7,472           7,115
  Equipment                                            2,999           3,244
  Data processing                                      5,673           5,618
  Business development and advertising                 2,657           3,363
  Stationery and supplies                              1,226           1,679
  Mortgage servicing rights expense                    6,772          11,598
  Intangible amortization expense                        782             350
  Loan expense                                         1,386           3,348
  Other                                               12,413          11,403
                                                   --------------------------
    Total noninterest expense                         93,656          96,554
                                                   --------------------------
Income before income taxes                            83,202          81,546
Income tax expense                                    23,642          23,553
                                                   --------------------------
NET INCOME                                         $  59,560       $  57,993
                                                   ==========================
Earnings per share:
  Basic                                            $    0.54       $    0.52
  Diluted                                          $    0.53       $    0.52
Average shares outstanding:
  Basic                                              110,294         111,378
  Diluted                                            111,830         112,461


See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:

                              ASSOCIATED BANC-CORP
            Consolidated Statement of Changes in Stockholders' Equity
                                   (Unaudited)

                                                                               Accumulated
                                                                                  Other
                                              Common               Retained   Comprehensive    Deferred     Treasury
                                              Stock     Surplus    Earnings      Income      Compensation     Stock        Total
                                           ----------------------------------------------------------------------------------------
                                                                     (In Thousands, except per share data)
Balance, December 31, 2003                   $   734   $ 575,975   $ 724,356    $ 52,089     $ (1,981)     $ (2,746)   $ 1,348,427
Comprehensive income:
  Net income                                     ---         ---      59,560         ---          ---           ---         59,560
  Net unrealized losses on derivative
    instruments arising during the period,
    net of taxes of $2.5 million                 ---         ---         ---      (3,720)         ---           ---         (3,720)
  Add:   reclassification   adjustment  to
     interest expense for interest
     differential, net of taxes of
     $0.8 million,                               ---         ---         ---       1,180          ---           ---          1,180
  Net unrealized gains on available for
     sale  securities  arising  during the
     period, net of taxes of $10.0 million       ---         ---         ---      18,213          ---           ---         18,213
   Less:  reclassification  adjustment for
     net gains on available for sale
     securities realized in net income,
     net of taxes of $0.7 million                ---         ---         ---      (1,236)         ---           ---         (1,236)
                                                                                                                         ----------
       Comprehensive income                                                                                                 73,997
                                                                                                                         ----------
Cash dividends, $0.23 per share                  ---         ---     (25,021)        ---          ---           ---        (25,021)
Common stock issued:
  Incentive stock options                          2       5,474      (3,268)        ---          ---         9,228         11,436
  3-for-2  stock  split  effected  in  the
  form of a stock dividend                       369        (369)        ---         ---          ---           ---            ---
Purchase of treasury stock                       ---         ---         ---         ---          ---       (15,025)       (15,025)
Tax benefit of stock options                     ---       1,479         ---         ---          ---           ---          1,479
                                           ----------------------------------------------------------------------------------------
Balance, March 31, 2004                      $ 1,105   $ 582,559   $ 755,627    $ 66,526     $ (1,981)     $ (8,543)   $ 1,395,293
                                           ========================================================================================

See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:

                              ASSOCIATED BANC-CORP
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                   For the Three Months Ended
                                                                            March 31,
                                                                        2004            2003
                                                                 ------------------------------
                                                                       ($ in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                         $    59,560    $    57,993
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Provision for loan losses                                              5,176         12,960
  Depreciation and amortization                                          3,898          4,119
  Provision for valuation allowance on mortgage servicing rights         2,500          7,332
  Amortization (accretion) of:
    Mortgage servicing rights                                            4,272          4,266
    Other intangible assets                                                782            350
    Investment securities premiums, net                                  5,911          5,232
    Deferred loan fees and costs                                           222            103
  (Gain) loss on sales of investment securities, net                    (1,931)           326
  Gain on sales of assets, net                                            (222)          (122)
  Gain on sales of loans held for sale, net                             (3,258)       (15,059)
  Mortgage loans originated and acquired for sale                     (359,791)    (1,097,520)
  Proceeds from sales of mortgage loans held for sale                  346,686      1,044,362
  (Increase) decrease in interest receivable and other assets            2,500         (1,902)
  Increase (decrease) in interest payable and other liabilities         (1,108)        18,569
                                                                   ---------------------------
Net cash provided by operating activities                               65,197         41,009
                                                                   ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in loans                                      (200,804)        20,256
Capitalization of mortgage servicing rights                             (3,944)        (8,634)
Purchases of:
  Securities available for sale                                       (274,945)      (487,329)
  Premises and equipment, net of disposals                              (2,438)        (3,339)
Proceeds from:
  Sales of securities available for sale                                 3,382             95
  Calls and maturities of securities available for sale                189,569        459,879
  Sales of other assets                                                  3,382          1,751
                                                                   ---------------------------
Net cash used in investing activities                                 (285,798)       (17,321)
                                                                   ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits                                               (90,085)       (64,617)
Net increase in short-term borrowings                                  587,394         33,025
Repayment of long-term debt                                           (300,219)      (105,553)
Proceeds from issuance of long-term debt                                  --          153,000
Cash dividends                                                         (25,021)       (23,055)
Proceeds from exercise of incentive stock options                       11,436          5,463
Purchase and retirement of treasury stock                                 --          (24,137)
Purchase of treasury stock                                             (15,025)          (360)
                                                                   ---------------------------
Net cash provided by (used in) financing activities                    168,480        (26,234)
                                                                   ---------------------------
Net decrease in cash and cash equivalents                              (52,121)        (2,546)
Cash and cash equivalents at beginning of period                       399,864        445,013
                                                                   ---------------------------
Cash and cash equivalents at end of period                         $   347,743    $   442,467
                                                                   ===========================
Supplemental disclosures of cash flow information: Cash paid during the period for:
    Interest                                                       $    49,194    $    59,898
    Income taxes                                                           135          1,890
Supplemental schedule of noncash investing activities:
    Loans transferred to other real estate                               4,933          3,317
                                                                   ===========================
See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:

                              ASSOCIATED BANC-CORP
                   Notes to Consolidated Financial Statements

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with accounting principles generally accepted in the United States of America have been omitted or abbreviated. The information contained in the consolidated financial statements and footnotes in Associated Banc-Corp's 2003 annual report on Form 10-K, should be referred to in connection with the reading of these unaudited interim financial statements.

NOTE 1: Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations, changes in stockholders' equity, and cash flows of Associated Banc-Corp (individually referred to herein as the "Parent Company," and together with all of its subsidiaries and affiliates, collectively referred to herein as the "Corporation") for the periods presented, and all such adjustments are of a normal recurring nature. The consolidated financial statements include the accounts of all subsidiaries. All material intercompany transactions and balances are eliminated. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

On April 28, 2004, the Board of Directors declared a 3-for-2 stock split, effected in the form of a stock dividend, payable on May 12, 2004, to shareholders of record at the close of business on May 7, 2004. Any fractional shares resulting from the stock split will be paid in cash. All share and per share information has been restated to reflect the effect of this stock split (see Note 4).

NOTE 2: Reclassifications

Certain items in prior period consolidated financial statements have been reclassified to conform with the March 31, 2004 presentation.

NOTE 3: New Accounting Pronouncements

In December 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 132 (revised December 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106," ("SFAS 132"). SFAS 132 revises employers' disclosures about pension plans and other postretirement benefit plans. This Statement does not change the measurement or recognition of pension plans and other postretirement benefit plans required by FASB Statements No. 87, "Employers' Accounting for Pensions," No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The revised SFAS 132 retains the disclosure requirements contained in the original SFAS 132 and requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. In general, the annual provisions of SFAS 132 are effective for fiscal years ending after December 15, 2003, and the interim-period disclosures are effective for interim periods beginning after December 15, 2003. See Note 11 for further discussion of the Corporation's retirement plans. The adoption had no effect on the Corporation's results of operations, financial position, or liquidity.

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

In December 2003, the FASB reissued FIN 46 ("FIN 46R") with certain modifications and clarifications. Application of FIN 46R was effective for interests in certain variable interest entities as of December 31, 2003, and for all other types of variable interest entities for periods ending after March 15, 2004, unless FIN 46 was previously applied. Under the application of FIN 46R a previously consolidated subsidiary relating to the issuance of trust preferred securities was deconsolidated in the first quarter of 2004. See Note 7 for further discussion of this trust and the Corporation's related obligations. The adoption had no material impact on the Corporation's results of operations, financial position, or liquidity.

In March 2004, the SEC issued Staff Accounting Bulletin ("SAB") No. 105, "Application of Accounting Principles to Loan Commitments," ("SAB 105"). SAB 105 provides guidance regarding loan commitments accounted for as derivative instruments. Specifically, SAB 105 requires servicing assets to be recognized only once the servicing asset has been contractually separated from the underlying loan by sale or securitization of the loan with servicing retained. As such, consideration for the expected future cash flows related to the associated servicing of the loan may not be recognized in valuing the loan commitment. This will result in a lower fair value mark of loan commitments, and recognition of the value of the servicing asset later upon sale or securitization of the underlying loan. The provisions of SAB 105 are effective for loan commitments accounted for as derivatives entered into after March 31, 2004. The Corporation is currently assessing the impact of SAB 105, which could have a material impact to the Corporation's results of operations depending on the volume of loan commitments, the level of mortgage interest rates, and other factors. While future results are inherently difficult to predict, for perspective purposes, had SAB 105 been applied at March 31, 2004, the fair value mark on commitments to originate residential mortgage loans held for sale would have been reduced approximately $3 million. However, currently the impact in the second quarter is anticipated to be lower.

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

On April 28, 2004, the Corporation announced the signing of a definitive agreement to acquire First Federal Capital Corp ("First Federal"). Based upon the Corporation's closing stock price on April 27, 2004 (the date of the signing of the definitive agreement) and other terms of the Merger Agreement and estimated direct costs, the acquisition is valued at approximately $613 million, including stock options, of which, 10% will be paid in cash and the remainder in the Corporation's stock. First Federal shareholders will receive 0.9525 shares (restated for 3-for-2 stock split) of the Corporation's stock for each share of First Federal stock they hold, an equivalent amount of cash, or a combination thereof. First Federal, based in La Crosse, Wisconsin, is a $3.7 billion savings bank with 91 banking locations serving more than 40 communities in Wisconsin, northern Illinois, and southern Minnesota. As a result of the acquisition, the Corporation will enhance its current branch distribution, strengthen its community banking model, and diversify revenue streams. The transaction will be accounted for under the purchase method and is expected to be completed in the fourth quarter of 2004, pending approval by regulators and First Federal shareholders.

Presented below are the calculations for basic and diluted earnings per share.

                                                         For the three months
                                                            ended March 31,
                                                            2004        2003
                                                        -----------------------
                                                         (In Thousands, except
                                                            per share data)
Net income                                               $  59,560   $  57,993
                                                        =======================
Weighted average shares outstanding                        110,294     111,378
Effect of dilutive stock options outstanding                 1,536       1,083
                                                        ----------------------
Diluted weighted average shares outstanding                111,830     112,461
                                                        =======================
Basic earnings per share                                 $    0.54   $    0.52
                                                        =======================
Diluted earnings per share                               $    0.53   $    0.52
                                                        =======================

NOTE 5: Business Combinations

Completed Business  Combination:

On April 1, 2003, the Corporation consummated its cash acquisition of 100% of the outstanding shares of CFG Insurance Services, Inc. ("CFG"), a closely-held insurance agency headquartered in Minnetonka, Minnesota. Effective in June 2003, CFG operated as Associated Financial Group, LLC. CFG, an independent, full-line insurance agency, was acquired to enhance the growth of the Corporation's existing insurance business. The acquisition was accounted for under the purchase method of accounting; thus, the results of operations of CFG prior to the consummation date were not included in the accompanying consolidated financial statements. The acquisition was individually immaterial to the consolidated financial results. Goodwill of approximately $12 million and other intangibles of approximately $15 million recognized in the transaction at acquisition were assigned to the wealth management segment.

Pending Business  Combinations:

On April 1, 2004, the Corporation (through its subsidiary Associated Financial Group, LLC) consummated its cash acquisition of 100% of the outstanding shares of Jabas Group, Inc. ("Jabas"). Jabas is an insurance agency specializing in employee benefit products headquartered in Kimberly, Wisconsin, and was acquired to enhance the Corporation's existing insurance business. The acquisition was accounted for under the purchase method of accounting. Goodwill of approximately $8 million and other intangibles of approximately $6 million recognized in the transaction at acquisition were assigned to the wealth management segment. In addition, goodwill may be adjusted beyond the acquisition date as the transaction allows for contingent payments to Jabas shareholders through December 31, 2007, if Jabas exceeds certain performance targets.

On April 28, 2004, the Corporation announced the signing of a definitive agreement to acquire First Federal Capital Corp ("First Federal"). Based upon the Corporation's closing stock price on April 27, 2004 (the date of the signing of the definitive agreement) and other terms of the Merger Agreement and estimated direct costs, the acquisition is valued at approximately $613 million, including stock options, of which, 10% will be paid in cash and the remainder in the Corporation's stock. First Federal shareholders will receive 0.635 shares of the Corporation's stock for each share of First Federal stock they hold, an equivalent amount of cash, or a combination thereof. First Federal, based in La Crosse, Wisconsin, is a $3.7 billion savings bank with 91 banking locations serving more than 40 communities in Wisconsin, northern Illinois, and southern Minnesota. As a result of the acquisition, the Corporation will enhance its current branch distribution, strengthen its community banking model, and diversify revenue streams. The transaction will be accounted for under the purchase method and is expected to be completed in the fourth quarter of 2004, pending approval by regulators and First Federal shareholders.

NOTE 6: Goodwill and Other Intangible Assets

Goodwill:

Goodwill is not amortized, but is subject to impairment tests on at least an annual basis. No impairment loss was necessary in 2003 or through March 31, 2004. Goodwill of $212 million is assigned to the banking segment and goodwill of $12 million is assigned to the wealth management segment. The change in the carrying amount of goodwill was as follows.

                                              Three months ended                 Year ended
                                     -----------------------------------------------------------
                                      March 31, 2004      March 31, 2003      December 31, 2003
                                     -----------------------------------------------------------
                                                           ($ in Thousands)
Goodwill:
Balance at beginning of period           $ 224,388           $ 212,112            $ 212,112
Goodwill acquired                              ---                 ---               12,276
                                     -----------------------------------------------------------
Balance at end of period                 $ 224,388           $ 212,112            $ 224,388
                                     ===========================================================

Other Intangible Assets:

The Corporation has other intangible assets that are amortized, consisting of core deposit intangibles, other intangibles (primarily related to customer relationships acquired in connection with the CFG acquisition), and mortgage servicing rights. The core deposit intangibles and mortgage servicing rights are assigned to the banking segment, while the other intangibles are assigned to the wealth management segment.

For core deposit intangibles and other intangibles, changes in the gross carrying amount, accumulated amortization, and net book value were as follows.


                                              Three months ended                 Year ended
                                     -----------------------------------------------------------
                                      March 31, 2004      March 31, 2003      December 31, 2003
                                     -----------------------------------------------------------
                                                           ($ in Thousands)
Core deposit intangibles: (1)
Gross carrying amount                    $  16,783           $  28,165            $  28,165
Accumulated amortization                    (9,699)            (19,273)             (20,682)
                                     -----------------------------------------------------------
Net book value                           $   7,084           $   8,892            $   7,483
                                     ===========================================================
Additions during the period              $     ---           $     ---            $     ---
Amortization during the period                (399)               (350)              (1,759)

Other intangibles:
Gross carrying amount                    $  14,751           $     ---            $  14,751
Accumulated amortization                    (1,585)                ---               (1,202)
                                     -----------------------------------------------------------
Net book value                           $  13,166           $     ---            $  13,549
                                     ===========================================================

Additions during the period              $     ---           $     ---            $  14,751
Amortization during the period                (383)                ---               (1,202)


(1) Core deposit intangibles of $11.4 million were fully amortized during 2003 and have been removed from both the gross carrying amount and the accumulated amortization for 2004.

Mortgage servicing rights are amortized in proportion to and over the period of estimated servicing income. The Corporation periodically evaluates its mortgage servicing rights asset for impairment. A valuation allowance is established to the extent the carrying value of the mortgage servicing rights exceeds the estimated fair value by stratification. An other-than-temporary impairment is recognized as a write-down of the mortgage servicing rights asset and the related valuation allowance (to the extent valuation allowance is available) and then against earnings. Given the extended period of historically low interest rates experienced during 2003 and the impact on mortgage banking volumes, refinances, and secondary markets, the Corporation evaluated its mortgage servicing rights asset for possible other-than-temporary impairment. As a result, $0.6 million and $18.1 million was determined to be other-than-temporarily impaired during first quarter 2004 and full year 2003, respectively. A summary of changes in the balance of the mortgage servicing rights asset and the mortgage servicing rights valuation allowance was as follows.

                                                               Three months ended                 Year ended
                                                      -----------------------------------------------------------
                                                       March 31, 2004     March 31, 2003      December 31, 2003
                                                      -----------------------------------------------------------
                                                                                ($ in Thousands)
Mortgage servicing rights:
Mortgage servicing rights at beginning of period          $  65,062          $  60,685            $  60,685
  Additions                                                   3,944              8,634               39,707
  Amortization                                               (4,272)            (4,266)             (17,212)
  Other-than-temporary impairment                              (623)               ---              (18,118)
                                                      -----------------------------------------------------------

Mortgage servicing rights at end of period                $  64,111          $  65,053            $  65,062
                                                      -----------------------------------------------------------
Valuation allowance at beginning of period                  (22,585)           (28,362)             (28,362)
  Additions                                                  (2,500)            (7,332)             (15,832)
  Reversals                                                     ---                ---                3,491
  Other-than-temporary impairment                               623                ---               18,118
                                                      -----------------------------------------------------------
Valuation allowance at end of period                        (24,462)           (35,694)             (22,585)
                                                      -----------------------------------------------------------
Mortgage servicing rights, net                            $  39,649          $  29,359            $  42,477
                                                      ===========================================================

At March 31, 2004, the Corporation was servicing 1- to 4- family residential mortgage loans owned by other investors with balances totaling $5.90 billion, compared to $5.45 billion and $5.93 billion at March 31 and December 31, 2003, respectively. The fair value of servicing was approximately $39.6 million (representing 67 basis points ("bp") of loans serviced) at March 31, 2004 compared to $29.4 million (or 54 bp of loans serviced) at March 31, 2003, and $42.5 million (or 72 bp of loans serviced) at December 31, 2003.

Mortgage servicing rights expense, which includes the amortization of the mortgage servicing rights and increases or decreases to the valuation allowance associated with the mortgage servicing rights, was $6.8 million and $11.6 million for the three months ended March 31, 2004 and 2003, respectively, and $29.6 million for the year ended December 31, 2003.

The following table shows the estimated future amortization expense for amortizing intangible assets. The projections of amortization expense for the next five years are based on existing asset balances, the current interest rate environment, and prepayment speeds as of March 31, 2004. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon changes in interest rates, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable.


Estimated amortization expense:
                                      Core Deposit Intangible       Other Intangibles       Mortgage Servicing Rights
                                      --------------------------------------------------------------------------------
                                                                      ($ in Thousands)
Year ending December 31,
2004                                          $ 1,500                    $ 1,500                 $ 16,100
2005                                            1,000                      1,200                   13,400
2006                                            1,000                      1,000                   11,000
2007                                            1,000                        900                    8,900
2008                                            1,000                        800                    6,900
                                      ================================================================================

NOTE 7: Long-term Funding

Long-term funding at March 31 is as follows:

                                                       2004            2003
                                                   ----------------------------
                                                         ($ in Thousands)

Federal Home Loan Bank advances                     $   611,981    $   964,628
Bank notes                                              300,000        500,000
Repurchase agreements                                   429,175        279,175
Subordinated debt, net                                  210,770        208,817
Junior subordinated debentures, net                     190,900            ---
Other borrowed funds                                      6,592          2,095
                                                   ----------------------------
  Total long-term debt                              $ 1,749,418    $ 1,954,715
Company-obligated mandatorily redeemable
  preferred securities, net                                 ---        188,263
                                                   ----------------------------
  Total long-term funding                           $1,749,418     $ 2,142,978
                                                   ============================

Federal Home Loan Bank advances:

Long-term advances from the Federal Home Loan Bank had maturities through 2017 and had weighted-average interest rates of 3.11% at March 31, 2004, and 3.46% at March 31, 2003. These advances had a combination of fixed and variable rates, predominantly fixed.

Bank notes:

The long-term bank notes had maturities through 2007 and had weighted-average interest rates of 2.20% at March 31, 2004, and 1.99% at March 31, 2003. These advances had a combination of fixed and variable rates.

Repurchase agreements:

The long-term repurchase agreements had maturities through 2006 and had weighted-average interest rates of 1.71% at March 31, 2004, and 1.95% at March 31, 2003. These advances had a combination of fixed and variable rates, predominantly fixed.

Subordinated debt:

In August 2001, the Corporation issued $200 million of 10-year subordinated debt. This debt was issued at a discount and has a fixed interest rate of 6.75%. The Corporation also entered into a fair value hedge to hedge the interest rate risk on the subordinated debt. As of March 31, 2004 and 2003, the fair value of the derivative was an $11.9 million gain and a $10.1 million gain, respectively. The subordinated debt qualifies under the risk-based capital guidelines as Tier 2 supplementary capital for regulatory purposes.

Junior subordinated debentures and Company-obligated Mandatorily Redeemable Preferred Securities:

On May 30, 2002, ASBC Capital I (the "ASBC Trust"), a Delaware business trust whose common stock was wholly owned by the Corporation, completed the sale of $175 million of 7.625% preferred securities (the "Preferred Securities"). The Preferred Securities are traded on the New York Stock Exchange under the symbol "ABW PRA." The ASBC Trust used the proceeds from the offering to purchase a like amount of 7.625% Junior Subordinated Debentures (the "Debentures") of the Corporation. The Debentures are the sole assets of the ASBC Trust and were eliminated, along with the related income statement effects, in the consolidated financial statements for 2003 and prior years.

Effective in the first quarter of 2004, in accordance with guidance provided on the application of FIN 46R, the Corporation was required to deconsolidate the ASBC Trust from its consolidated financial statements. Accordingly, the Debentures issued by the Corporation to ASBC Trust (as opposed to the trust preferred securities issued by the ASBC Trust) are reflected in the Corporation's consolidated balance sheet as long-term debt. The deconsolidation of the net assets and results of operations of this trust did not have a material impact on the Corporation's financial statements since the Corporation continues to be obligated to repay the Debentures held by the ASBC Trust and guarantees repayment of the Preferred Securities issued by the ASBC Trust. The consolidated long-term debt obligation related to the ASBC Trust increased from $175 million to $180 million upon deconsolidation, with the difference representing the Corporation's common ownership interest in the ASBC Trust recorded in investment securities available for sale.

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

During May 2002, the Corporation entered into a fair value hedge to hedge the interest rate risk on the Debentures. The fair value of the derivative was a $10.5 million gain at March 31, 2004, and a $13.3 million gain at March 31, 2003. Given the fair value hedge, the Debentures are carried on the balance sheet at fair value.

NOTE 8: Derivative and Hedging Activities

The Corporation uses derivative instruments primarily to hedge the variability in interest payments or protect the value of certain assets and liabilities recorded in its consolidated balance sheet from changes in interest rates. The predominant derivative and hedging activities include interest rate swaps, interest rate caps, and certain mortgage banking activities. Interest rate swaps are entered into primarily as an asset/liability management strategy to modify interest rate risk, while interest rate caps are entered into as interest rate protection instruments.

The Corporation measures the effectiveness of its hedges on a periodic basis. Any difference between the fair value change of the hedge versus the fair value change of the hedged item is considered to be the "ineffective" portion of a fair value hedge. The ineffective portion of fair value hedges are recorded as an increase or decrease in the related income statement classification of the item being hedged. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. For the mortgage derivatives, which are not accounted for as hedges, changes in the fair value are recorded as an adjustment to mortgage banking income.

                                                Notional     Estimated Fair                Weighted Average
                                                                              -------------------------------------------
                                                 Amount       Market Value     Receive Rate     Pay Rate     Maturity
                                               --------------------------------------------------------------------------
March 31, 2004                                       ($ in Thousands)
--------------
Swaps-receive variable/pay fixed (1),(3)        $ 200,000      $ (24,707)           1.14%         5.03%       86 months
Swaps-receive fixed/pay variable (2),(4)          375,000         22,359            7.21%         2.75%      208 months
Caps-written (1),(3)                              200,000            554     Strike 4.72%          ---        29 months
Swaps-receive variable/pay fixed (2),(5)          363,673        (14,108)           3.21%         6.27%       48 months
                                               --------------------------------------------------------------------------

March 31, 2003
Swaps-receive variable/pay fixed (1),(3)        $ 200,000         $(26,776)         1.38%         5.03%       98 months
Swaps-receive fixed/pay variable (2),(4)          375,000           23,332          7.21%         2.91%      220 months
Caps-written (1),(3)                              200,000            2,219   Strike 4.72%          ---        41 months
Swaps-receive variable/pay fixed (2),(5)          312,119          (15,836)         3.54%         6.44%       56 months
                                               --------------------------------------------------------------------------
(1) Cash flow hedges (2) Fair value hedges
(3) Hedges variable rate long-term debt (4) Hedges fixed rate long-term debt
(5) Hedges specific longer-term fixed rate commercial loans


Not included in the above table for March 31, 2004, were six customer swaps with a notional amount of $41.3 million for which the Corporation has mirror swaps. There were no such customer swaps at March 31, 2003. The change in fair value of these customer swaps is recorded in earnings and the net impact for 2004 was immaterial.

Commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans represent the Corporation's mortgage derivatives, the fair value of which are included in other liabilities on the consolidated balance sheet. The net fair value of the mortgage derivatives at March 31, 2004, was $0.4 million, compared to $6.2 million at March 31, 2003. The net fair value change is recorded in mortgage banking income in the consolidated statements of income. The $0.4 million net fair value of mortgage derivatives at March 31, 2004, is composed of the net gain on commitments to fund approximately $385 million of loans to individual borrowers and the net loss on commitments to sell approximately $403 million of loans to various investors. The $6.2 million net fair value of mortgage derivatives at March 31, 2003, is comprised of the net gain on commitments to fund approximately $880 million of loans to individual borrowers and the net loss on commitments to sell approximately $926 million of loans to various investors.

NOTE 9: Contractual Obligations, Commitments, Off-Balance Sheet Risk, and Contingent Liabilities

Commitments and Off-Balance Sheet Risk

The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rate. These financial instruments include lending-related commitments.

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

Under SFAS 133, commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are defined as derivatives and are therefore required to be recorded on the consolidated balance sheet at fair value. The Corporation's derivative and hedging activities are further summarized in Note 8. The following is a summary of lending-related commitments at March 31:

                                                          March 31,
                                              ---------------------------------
                                                   2004             2003
                                              ---------------- ----------------
                                                      ($ in Thousands)
Commitments to extend credit, excluding
  commitments to originate mortgage
  loans (1)                                     $ 3,683,874      $ 3,504,201
Commercial letters of credit (1)                     17,106           47,825
Standby letters of credit (2)                       339,294          284,222

(1) These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and thus are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and is not material at March 31, 2004 or 2003.

(2) As required by FASB Interpretation No. 45, an interpretation of FASB Statements No. 5, 57, and 107, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," the Corporation has established a liability of $2.7 million and $0.7 million at March 31, 2004 and 2003, respectively, as an estimate of the fair value of these financial instruments.

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

As part of the Corporation's agency agreement with an outside vendor, the Corporation has guaranteed certain credit card accounts provided the cardholder is unable to meet the credit card obligations. At March 31, 2004 and 2003, the Corporation's estimated maximum exposure was approximately $1 million.

A contingent liability is required to be established if it is probable that the Corporation will incur a loss on the performance of a letter of credit. During the second quarter of 2003, given the deterioration of the financial condition of a borrower, the Corporation established a $2.5 million liability for standby letters of credit, of which $0.9 million remained at March 31, 2004.

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

The Corporation may issue common stock with restrictions to certain key employees. The shares are restricted as to transfer, but are not restricted as to dividend payment or voting rights. Transfer restrictions lapse over three or five years, depending upon whether the award is fixed or performance-based, are contingent upon continued employment, and for performance awards are based on earnings per share performance goals. The Corporation amortizes the expense over the vesting period. During second quarter 2003, 50,000 restricted stock shares were awarded, and expense of approximately $183,000 was recorded for the three months ended March 31, 2004.

For purposes of providing the pro forma disclosures required under SFAS 123, the fair value of stock options granted in the comparable first quarter periods of 2004 and 2003 was estimated at the date of grant using a Black-Scholes option pricing model which was originally developed for use in estimating the fair value of traded options which have different characteristics from the Corporation's employee stock options. The model is also sensitive to changes in the subjective assumptions that can materially affect the fair value estimate. As a result, management believes the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of employee stock options. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS 123.

                                                                                 For the Three Months Ended March 31,
                                                                             --------------------------------------------
                                                                                      2004                   2003
                                                                             --------------------------------------------
                                                                              ($ in Thousands, except per share amounts)
Net income, as reported                                                             $ 59,560               $ 57,993
Add: Stock-based employee compensation expenses included in
     reported net income, net of related tax effects                                     110                    ---
Less: Total stock-based compensation expense determined under
      fair value based method for all awards, net of related tax effects                (937)                  (673)
                                                                             --------------------------------------------
Net income, as adjusted                                                             $ 58,733               $ 57,320
                                                                             ============================================

Basic earnings per share, as reported                                               $   0.54               $   0.52
Less: Total stock-based compensation expense determined under
      fair value based method for all awards, net of related tax effects               (0.01)                 (0.01)
                                                                             --------------------------------------------
Basic earnings per share, as adjusted                                               $   0.53               $   0.51
                                                                             ============================================

Diluted earnings per share, as reported                                             $   0.53               $   0.52
Less: Total stock-based compensation expense determined under
      fair value based method for all awards, net of related tax effects               (0.01)                 (0.01)
                                                                             --------------------------------------------
Diluted earnings per share, as adjusted                                             $   0.52               $   0.51
                                                                             ============================================


The following assumptions were used in estimating the fair value for options granted in 2004 and 2003:

                                                         2004          2003
                                                       ----------------------
Dividend yield                                           3.04%         3.84%
Risk-free interest rate                                  3.59%         3.27%
Weighted average expected life                           7 yrs         7 yrs
Expected volatility                                     28.11%        28.11%

The weighted average per share fair values of options granted in the comparable first quarter periods of 2004 and 2003 were $7.04 and $4.83, respectively. The annual expense allocation methodology prescribed by SFAS 123 attributes a higher percentage of the reported expense to earlier years than to later years, resulting in an accelerated expense recognition for proforma disclosure purposes.

NOTE 11: Retirement Plans
                                                  Three months ended March 31,
                                                -------------------------------
                                                    2004              2003
                                                -------------------------------
Components of  Net Periodic Benefit Cost                ($ in Thousands)
----------------------------------------
Service cost                                      $ 1,775          $  1,464
Interest cost                                         960               901
Expected return on plan assets                     (1,566)           (1,325)
Amortization of:
  Transition asset                                    (81)              (81)
  Prior service cost                                   19                19
  Actuarial loss                                       71                18
                                                 ------------------------------
Total net periodic benefit cost                   $ 1,178          $    996

As previously disclosed in its financial statements for the year ended December 31, 2003, the Corporation does not expect to make a contribution to its pension plan in 2004. The Corporation regularly reviews the funding of its pension plans. Therefore, it is possible that after that review, the Corporation may decide to make a contribution to the pension plan at that time.

NOTE 12: Segment Reporting

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

                                                                           Consolidated
                                             Banking          Other            Total
                                         --------------------------------------------------
As of and for the three months ended                     ($ in Thousands)
March 31, 2004
Total assets                                $ 15,458,867    $  52,001      $ 15,510,868
                                         ==================================================

Net interest income                         $    128,944    $     131      $    129,075
Provision for loan losses                          5,176          ---             5,176
Noninterest income                                35,804       17,155            52,959
Depreciation and amortization                     10,986          466            11,452
Other noninterest expense                         70,384       11,820            82,204
Income taxes                                      22,770          872            23,642
                                         --------------------------------------------------
  Net income                                $     55,432    $   4,128      $     59,560
                                         ==================================================

As of and for the three months ended
March 31, 2003

Total assets                                $ 15,062,897    $  26,269      $ 15,089,166
                                         ==================================================

Net interest income                         $    127,294    $     160      $    127,454
Provision for loan losses                         12,960          ---            12,960
Noninterest income                                54,161        9,445            63,606
Depreciation and amortization                     16,023           44            16,067
Other noninterest expense                         72,342        8,145            80,487
Income taxes                                      23,968         (415)           23,553
                                         -------------------------------------------------
  Net income                                $     56,162    $   1,831      $     57,993
                                         =================================================

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

These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. Forward-looking statements speak only as of the date they are made. The Corporation undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of the Corporation's financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith.

The following discussion refers to the Corporation's business combination activity that may impact the comparability of certain financial data (see Note 5, "Business Combinations," of the notes to consolidated financial statements). In particular, consolidated financial results for first quarter 2003 reflect no contribution from its April 1, 2003, purchase acquisition of CFG.

On April 28, 2004, the Board of Directors declared a 3-for-2 stock split, effected in the form of a stock dividend, payable on May 12, 2004, to shareholders of record at the close of business on May 7, 2004. All share and per share information in the accompanying consolidated financial statements has been restated to reflect the effect of this stock split.

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

Derivative Financial Instruments and Hedge Accounting:

In various aspects of its business, the Corporation uses derivative financial instruments to modify exposures to changes in interest rates and market prices for other financial instruments. Substantially all of these derivative financial instruments are designated as hedges for financial reporting purposes. The application of the hedge accounting policy requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings, and measurement of changes in the fair value of hedged items. However, if in the future the derivative financial instruments used by the Corporation no longer qualify for hedge accounting treatment and, consequently, the change in the fair value of hedged items could be recognized in earnings, the impact on the consolidated results of operations and reported earnings could be significant. The Corporation believes hedge effectiveness is evaluated properly in the consolidated financial statements. See Note 8, "Derivative and Hedging Activities," of the notes to consolidated financial statements.

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

Segment Review

As described in Note 12, "Segment Reporting," of the notes to consolidated financial statements, the Corporation's primary reportable segment is banking, conducted through its bank and lending subsidiaries. Banking includes: a) community banking - lending and deposit gathering to businesses (including business-related services such as cash management and international banking services) and to consumers (including mortgages and credit cards); b) corporate banking - specialized lending (such as commercial real estate), lease financing, and banking to larger businesses and metro or niche markets; and c) the support to deliver banking services.

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

Results of Operations - Summary

Net income for the three months ended March 31, 2004 totaled $59.6 million, or $0.54 and $0.53 for basic and diluted earnings per share, respectively. Comparatively, net income for the first quarter of 2003 was $58.0 million, or $0.52 for both basic and diluted earnings per share. For the first quarter of 2004 the annualized return on average assets was 1.57% and the annualized return on average equity was 17.37%, compared to 1.58% and 18.36%, respectively, for the comparable period in 2003. The net interest margin for the first three months of 2004 was 3.80% compared to 3.87% for the first three months of 2003.

-----------------------------------------------------------------------------------------------------------------------
                                                     TABLE 1 (1)
                      Summary Results of Operations: Trends
                     ($ in Thousands, except per share data)
                                                1st Qtr.       4th Qtr.       3rd Qtr.       2nd Qtr.       1st Qtr.
                                                  2004           2003           2003           2003           2003
-----------------------------------------------------------------------------------------------------------------------
Net income (Quarter)                            $ 59,560      $  55,609       $ 58,386       $ 56,669       $ 57,993
Net income (Year-to-date)                         59,560        228,657        173,048        114,662         57,993

Earnings per share - basic (Quarter)            $   0.54      $    0.51       $   0.53       $   0.51       $   0.52
Earnings per share - basic (Year-to-date)           0.54           2.07           1.56           1.03           0.52

Earnings per share - diluted (Quarter)          $   0.53      $    0.50       $   0.52       $   0.51       $   0.52
Earnings per share - diluted (Year-to-date)         0.53           2.05           1.55           1.02           0.52

Return on average assets (Quarter)                  1.57%          1.49%          1.53%          1.51%          1.58%
Return on average assets (Year-to-date)             1.57           1.53           1.54           1.55           1.58

Return on average equity (Quarter)                 17.37%         16.85%         17.75%         17.37%         18.36%
Return on average equity (Year-to-date)            17.37          17.58          17.82          17.86          18.36

Efficiency ratio (Quarter) (2)                     50.28%         51.02%         48.83%         50.68%         48.88%
Efficiency ratio (Year-to-date) (2)                50.28          49.84          49.47          49.79          48.88

Net interest margin (Quarter)                       3.80%          3.81%          3.78%          3.79%          3.87%
Net interest margin (Year-to-date)                  3.80           3.84           3.82           3.83           3.87

(1) All per share financial information has been restated to reflect the effect of the 3-for-2 stock split. (2) Noninterest expense divided by sum of taxable equivalent net interest income plus noninterest income, excluding investment securities gains (losses), net, and asset sales gains, net.
--------------------------------------------------------------------------------

Net Interest Income and Net Interest Margin

Net interest income on a taxable equivalent basis for the three months ended March 31, 2004, was $135.5 million, an increase of $1.7 million or 1.3% over the comparable period last year. As indicated in Tables 2 and 3, the increase in taxable equivalent net interest income was attributable to favorable volume variances (with balance sheet growth and differences in the mix of average earning assets and average interest-bearing liabilities adding $4.9 million to taxable equivalent net interest income), offset partly by unfavorable rate variances (as the impact of changes in the interest rate environment reduced taxable equivalent net interest income by $3.2 million).

The net interest margin for the first three months of 2004 was 3.80%, down 7 basis points ("bp") from 3.87% for the comparable period in 2003. This comparable period decrease was attributable to a 3 bp decrease in interest rate spread (the net of a 42 bp reduction in the yield on earning assets and a 39 bp decrease in the cost of interest-bearing liabilities) and a 4 bp lower contribution from net free funds (reflecting the lower interest rate environment in 2004).

Interest rates were relatively stable and historically low, with one interest rate decrease of 25 bp between the comparable three-month periods. The Federal funds rate was 1.00% throughout the first quarter of 2004 versus 1.25% throughout the same period in 2003. The Corporation had positioned the balance sheet to be slightly asset sensitive (which means that assets will reprice faster than liabilities); thus, the prolonged low interest rate environment favorably lowered the cost of funding, but also lowered earning asset yields, putting pressure on the net interest margin.

The yield on earning assets was 5.14% for the first quarter of 2004, 42 bp lower than the comparable quarter last year. The average loan yield was 5.17%, down 48 bp, as competitive pricing on new and refinanced loans and the repricing of variable rate loans in the lower interest rate environment put downward pressure on loan yields. The average yield on investments and other earning assets was 5.06%, down 21 bp, impacted by faster prepayments (particularly on mortgage-related securities) and reinvestment in the lower rate environment.

The cost of interest-bearing liabilities was 1.57% for the first quarter of 2004, down 39 bp compared to the same period in 2003, aided by the lower rate environment. The average cost of interest-bearing deposits was 1.40%, down 37 bp from first quarter 2003, benefiting from a larger mix of lower-costing transaction accounts, as well as from lower rates on interest-bearing deposit products in general. The cost of wholesale funds (comprised of short-term borrowings and long-term funding) was 1.90%, down 38 bp from first quarter 2003, also favorably impacted by lower rates between comparable periods.

Average earning assets grew to $14.2 billion, an increase of $349 million or 2.5% over the comparable quarter last year. Investments were up $494 million, notably mortgage-related securities, while average loans decreased $145 million (representing 73.5% of average earning assets in the first quarter of 2004 compared to 76.5% for the same period in 2003), as the Corporation utilized balance sheet leveraging strategies. Decreases in residential real estate (down $327 million) and consumer loans (down $23 million) were offset by increases in commercial loans (up $205 million).

Average interest-bearing liabilities were up $196 million versus the comparable period in 2003 and net free funds increased $153 million, both supporting the growth in earning assets. Noninterest-bearing demand deposits (a component of net free funds) were up, on average, $108 million or 7.0%. The increase in interest-bearing liabilities was comprised of growth in interest-bearing deposits (up $575 million or 7.8%) and reductions in wholesale funding balances (down $379 million, representing 34.4% of average interest-bearing liabilities for the first quarter of 2004 compared to 38.2% for the first quarter of 2003). With the growth in average deposits, long-term funding decreased $303 million (representing 15.4% of average interest-bearing liabilities for year-to-date 2004 versus 18.2% for year-to-date 2003), while short-term borrowings were down $76 million.

---------------------------------------------------------------------------------------------------------------------------
                                                         TABLE 2
                                               Net Interest Income Analysis
                                                     ($ in Thousands)
---------------------------------------------------------------------------------------------------------------------------
                                              Three months ended March 31, 2004       Three months ended March 31, 2003
                                           --------------------------------------------------------------------------------
                                                            Interest     Average                    Interest     Average
                                              Average       Income/       Yield/       Average       Income/      Yield/
                                              Balance       Expense        Rate        Balance       Expense       Rate
---------------------------------------------------------------------------------------------------------------------------
Earning assets:
  Loans: (1) (2) (3)
    Commercial                             $  6,532,215   $   79,787      4.83%    $  6,326,737     $  82,855      5.24%
    Residential real estate                   3,210,793       43,860      5.47%       3,537,998        52,823      6.02%
    Consumer                                    690,403       11,868      6.91%         713,695        13,062      7.42%
                                           -------------------------               ------------     ---------
      Total loans                            10,433,411      135,515      5.17%      10,578,430       148,740      5.65%
  Investments and other (1)                   3,752,158       47,435      5.06%       3,257,672        42,920      5.27%
                                           -------------------------               ------------     ---------
    Total earning assets                     14,185,569      182,950      5.14%      13,836,102       191,660      5.56%
  Other assets, net                           1,075,708                               1,031,237
                                           ------------                            ------------
    Total assets                            $15,261,277                            $ 14,867,339
                                           ============                            ============

Interest-bearing liabilities:
  Interest-bearing deposits:
    Savings deposits                       $    898,526   $      841      0.38%    $    909,581     $   1,453      0.65%
    Interest-bearing demand deposits          2,364,013        4,700      0.80%       1,486,311         3,113      0.85%
    Money market deposits                     1,577,010        3,163      0.81%       1,704,621         4,265      1.01%
    Time deposits, excluding Brokered CDs     2,937,071       18,412      2.52%       3,012,579        22,065      2.97%
                                           -------------------------               --------------------------
  Total interest-bearing
    deposits, excluding Brokered CDs          7,776,620       27,116      1.40%       7,113,092        30,896      1.76%
    Brokered CDs                                144,345          438      1.22%         232,540         1,094      1.91%
                                            ------------------------               --------------------------
  Total interest-bearing deposits             7,920,965       27,554      1.40%       7,345,632        31,990      1.77%
  Wholesale funding                           4,162,038       19,917      1.90%       4,541,010        25,939      2.28%
                                           -------------------------               --------------------------
    Total interest-bearing liabilities       12,083,003       47,471      1.57%      11,886,642        57,929      1.96%
                                                            --------                                 ---------
Noninterest-bearing demand deposits           1,664,109                               1,555,809
  Other liabilities                             135,361                                 143,938
  Stockholders' equity                        1,378,804                               1,280,950
                                           ------------                            ------------
    Total liabilities and equity           $ 15,261,277                            $ 14,867,339
                                           ============                            ============

Interest rate spread                                                      3.57%                                    3.60%
Net free funds                                                            0.23%                                    0.27%
                                                                          ----                                     ----
Net interest income, taxable
equivalent, and net interest margin                       $  135,479      3.80%                     $ 133,731      3.87%
                                                          ====================                     ====================
Taxable equivalent adjustment                                  6,404                                    6,277
                                                          ----------                               ----------
Net interest income                                       $  129,075                                $ 127,454
                                                          ==========                               ==========

(1) The yield on tax exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.

(2) Nonaccrual loans and loans held for sale have been included in the average balances. (3) Interest income includes net loan fees.

-----------------------------------------------------------------------------------------------------
                                                       TABLE 3
                                                Volume / Rate Variance
                                                   ($ in Thousands)
-----------------------------------------------------------------------------------------------------
                                                                    Comparison of
                                                     Three months ended March 31, 2004 versus 2003
                                                   -------------------------------------------------
                                                                   Variance Attributable to
                                                                  --------------------------
                                                  Income/Expense
                                                    Variance *       Volume          Rate
-----------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans:
  Commercial                                        $ (3,068)      $  2,842       $ (5,910)
  Residential real estate                             (8,963)        (4,375)        (4,588)
  Consumer                                            (1,194)        (1,221)            27
                                                    ----------------------------------------
  Total loans                                        (13,225)        (2,754)       (10,471)
Investments and other                                  4,515          6,417         (1,902)
                                                    ----------------------------------------
  Total interest income                               (8,710)         3,663        (12,373)
INTEREST EXPENSE
Interest-bearing deposits:
  Savings deposits                                  $   (612)      $    (18)      $   (594)
  Interest-bearing demand deposits                     1,587          1,776           (189)
  Money market deposits                               (1,102)          (295)          (807)
  Time deposits, excluding brokered CDs               (3,653)          (519)        (3,134)
                                                    ----------------------------------------
  Interest-bearing deposits, excluding
    brokered CDs                                      (3,780)           944         (4,724)
  Brokered CDs                                          (656)          (336)          (320)
                                                    ----------------------------------------
Total interest-bearing deposits                       (4,436)           608         (5,044)
Wholesale funding                                     (6,022)        (1,928)        (4,094)
                                                    ----------------------------------------
   Total interest expense                            (10,458)        (1,320)        (9,138)
                                                    ----------------------------------------
   Net interest income, taxable equivalent          $  1,748       $  4,983       $ (3,235)
                                                    ========================================
* The change in interest due to both rate and volume has been allocated proportionately to volume variance and rate variance based on the relationship of the absolute dollar change in each.
-----------------------------------------------------------------------------------------------------

Provision for Loan Losses

The provision for loan losses for the first quarter of 2004 was $5.2 million, down from $9.6 million and $13.0 million for the fourth and first quarters of 2003, respectively. At March 31, 2004, the allowance for loan losses was $177.7 million, compared to $177.6 million at December 31, 2003, and $170.4 million at March 31, 2003. Net charge offs were $5.1 million for both first quarter 2004 and 2003, and $8.2 million for fourth quarter 2003. Annualized net charge offs as a percent of average loans for first quarter 2004 were 0.20% compared to 0.31% for fourth quarter 2003 and 0.20% for first quarter 2003. The ratio of the allowance for loan losses to total loans was 1.69%, down from 1.73% at December 31, 2003 and up from 1.66% at March 31, 2003. Nonperforming loans at March 31, 2004, were $93.6 million, compared to $121.5 million at December 31, 2003, and $94.7 million at March 31, 2003. See Table 8.

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

Noninterest Income

Noninterest income for the first quarter of 2004 was $53.0 million, down $10.6 million from the first quarter of 2003. The change between comparable quarters was impacted by mortgage banking income, the timing of a 2003 sale and services agreement relating to the Corporation's credit card merchant processing business, and the acquisition of CFG.

--------------------------------------------------------------------------------------------
                                          TABLE 4
                                     Noninterest Income
                                     ($ in Thousands)
--------------------------------------------------------------------------------------------
                                                1st Qtr    1st Qtr.    Dollar      Percent
                                                 2004        2003      Change      Change
--------------------------------------------------------------------------------------------
Trust service fees                             $  7,868   $  6,630    $  1,238       18.7%
Service charges on deposit accounts              12,397     11,811         586        5.0
Mortgage banking                                  9,026     24,500     (15,474)     (63.2)
Credit card and other nondeposit fees             5,671      7,396      (1,725)     (23.3)
Retail commission income                          9,357      3,303       6,054      183.3
Bank owned life insurance income                  3,355      3,391         (36)      (1.1)
Other                                             3,132      6,779      (3,647)     (53.8)
                                               --------------------------------------------
  Subtotal                                     $ 50,806   $ 63,810     (13,004)     (20.4)%
Asset sale gains, net                               222        122         100       82.0
Investment securities gains (losses), net         1,931       (326)      2,257        N/M
                                               --------------------------------------------
  Total noninterest income                     $ 52,959   $ 63,606    $(10,647)     (16.7)%
                                               ============================================
N/M - Not meaningful.
---------------------------------------------------------------------------------------------

Trust service fees increased $1.2 million between comparable first quarter periods to $7.9 million. The change was predominantly due to an increase in the market value of assets under management (from $3.4 billion at March 31, 2003, to $4.3 billion at March 31, 2004), attributable principally to improved stock market performance.

Service charges on deposit accounts were up $0.6 million between the comparable quarters, a function of both higher service charges on business accounts (aided by lower earnings credits) and higher fees on overdrafts/nonsufficient funds (due to rate increases and higher volumes).

Mortgage banking income in 2004 was affected by a slowdown in refinancing activity throughout the industry due to higher mortgage rates. Mortgage banking income, consisting of servicing fees, the gain or loss on sales of mortgage loans to the secondary market, and other related fees was $9.0 million in the first quarter of 2004, down $15.5 million from the comparable quarter in 2003. The decrease was driven primarily by secondary mortgage loan production (mortgage loan production to be sold to the secondary market) and resultant sales. Secondary mortgage loan production declined 67% between the comparable first quarter periods ($0.4 billion in the first quarter of 2004 versus $1.1 billion in the first quarter of 2003). The lower production levels impacted both gains on sales of loans and volume-related fees, collectively down $15.6 million. Servicing fees on the portfolio serviced for others were up $0.1 million between comparable periods, due largely to an increase in the portfolio serviced for others ($5.90 billion at March 31, 2004, versus $5.45 billion at March 31, 2003).

Credit card and other nondeposit fees were $5.7 million for the first quarter of 2004, a decrease of $1.7 million from the first quarter of 2003. The decrease was attributable predominantly to lower credit card fees associated with a merchant processing sale and services agreement signed in March 2003, partially offset by increases in other commercial and retail fees.

Retail commission income (which includes commissions from insurance and brokerage product sales) was $9.4 million, up $6.1 million between comparable periods, largely impacted by the acquisition of CFG on April 1, 2003. Insurance commissions were up $5.4 million (including $0.6 million increase in fixed annuities) and brokerage commissions were up $0.7 million (including $0.1 million increase in variable annuities), aided by stronger financial market performance.

Other noninterest income was $3.1 million for the first three months of 2004, down $3.6 million versus the comparable period in 2003, which included a $3.4 million gain in connection with a credit card merchant processing sale and services agreement. Gains on investment securities in 2004 include $1.9 million on the sale of common stock holdings, while the 2003 investment securities net losses of $0.3 million resulted from an other-than-temporary write-down on a security.

Noninterest Expense

Noninterest expense was $93.7 million, down $2.9 million compared to last year, with higher costs due to the CFG acquisition more than offset by lower mortgage servicing rights expense and loan expense.

--------------------------------------------------------------------------------------------
                                          TABLE 5
                                    Noninterest Expense
                                      ($ in Thousands)
--------------------------------------------------------------------------------------------
                                                1st Qtr    1st Qtr.    Dollar      Percent
                                                 2004        2003      Change      Change
--------------------------------------------------------------------------------------------
Personnel expense                              $ 52,276   $ 48,836    $  3,440        7.0%
Occupancy                                         7,472      7,115         357        5.0
Equipment                                         2,999      3,244        (245)      (7.6)
Data processing                                   5,673      5,618          55        1.0
Business development and advertising              2,657      3,363        (706)     (21.0)
Stationery and supplies                           1,226      1,679        (453)     (27.0)
Mortgage servicing rights expense                 6,772     11,598      (4,826)     (41.6)
Intangible amortization expense                     782        350         432      123.4
Loan expense                                      1,386      3,348      (1,962)     (58.6)
Other                                            12,413     11,403       1,010        8.9
                                               ---------------------------------------------
  Total noninterest expense                    $ 93,656   $ 96,554    $ (2,898)      (3.0)%
                                               =============================================
------------------------------------------------------------------------------------------------------

Personnel expense (including salary-related expenses and fringe benefit expenses) increased $3.4 million or 7.0% over the first quarter of 2003. The increase was attributable to the CFG acquisition and merit increases, mitigated by lower costs due to a reduction in full-time equivalent employees throughout the organization created by operating efficiencies. Average full-time equivalent employees were 4,024 for first quarter 2004 compared to 4,075 for first quarter 2003. Salary-related expenses increased $2.5 million or 6.6% due principally to merit increases between the years. Fringe benefits were up $0.9 million or 8.4% over the first quarter of 2003, due primarily to the increased cost of premium based benefits and other benefit plans.

Business development and advertising expense was down $0.7 million between the comparable first quarter periods, and stationery and supplies were down $0.5 million, reflecting corporate initiatives to reduce selected discretionary expenses in 2004.

Mortgage servicing rights expense includes both the amortization of the mortgage servicing rights asset and increases or decreases to the valuation allowance associated with the mortgage servicing rights asset. Mortgage servicing rights expense decreased by $4.8 million between the comparable quarters, with a $2.5 million increase to the valuation allowance recorded in the first quarter of 2004 versus a $7.3 million increase to the valuation allowance in the first quarter of 2003, and little change in the amortization level of the mortgage servicing rights asset. Periods of strong mortgage refinance activity, particularly seen in the first half of 2003, increased the prepayment speeds of the Corporation's mortgage portfolio serviced for others, then slowed through the second half of 2003, and rebounded somewhat in the first quarter of 2004. Estimated prepayment speeds are a key factor behind the valuation of mortgage servicing rights. Mortgage servicing rights are considered a critical accounting policy given that estimating the fair value of the mortgage servicing rights involves judgment, particularly of estimated prepayment speeds of the underlying mortgages serviced and the overall level of interest rates. Loan type and note rate are the predominant risk characteristics of the underlying loans used to stratify capitalized mortgage servicing rights for purposes of measuring impairment. A valuation allowance is established to the extent the carrying value of the mortgage servicing rights exceeds the estimated fair value by stratification. Net income could be affected if management's estimates of the prepayment speeds or other factors differ materially from actual prepayments. An other-than-temporary impairment is recognized as a write-down of the mortgage servicing rights asset and the related valuation allowance (to the extent valuation allowance is available) and then against earnings. A direct write-down permanently reduces the carrying value of the mortgage servicing rights asset and valuation allowance, precluding subsequent recoveries. Mortgage servicing rights, included in other intangible assets on the consolidated balance sheet, were $39.6 million, net of a $24.5 million valuation allowance at March 31, 2004. See section "Critical Accounting Policies" and Note 6, "Goodwill and Other Intangible Assets," of the notes to consolidated financial statements.

Loan expense was $1.4 million for the first 3 months of 2004, a decrease of $2.0 million versus 2003, with the first quarter of 2003 including merchant processing expenses preceding the March 2003 credit card merchant processing sale and services agreement. Other expense was up $1.0 million from the comparable quarter last year, attributable principally to higher loan collection and foreclosure expenses and insurance expense.

Income Taxes

Income tax expense for the first quarter of 2004 was $23.6 million, unchanged from first quarter 2003. The effective tax rate (income tax expense divided by income before taxes) was 28.4% and 28.9% for the first three months of 2004 and 2003, respectively.

Income tax expense recorded in the consolidated statements of income involves the interpretation and application of certain accounting pronouncements and federal and state tax codes, and is, therefore, considered a critical accounting policy. The Corporation undergoes examination by various taxing authorities. Such taxing authorities may require that changes in the amount of tax expense or valuation allowance be recognized when their interpretations differ from those of management, based on their judgments about information available to them at the time of their examinations. See section "Critical Accounting Policies."

Balance Sheet

At March 31, 2004, total assets were $15.5 billion, an increase of $0.4 billion, or 2.8%, since March 31, 2003. The growth in assets was comprised principally of increases in investment securities (up $504 million, notably in mortgage-related securities) and loans (up $211 million), offset by a decrease of $253 million in loans held for sale. Commercial loans grew $254 million, or 4.0%, since March 31, 2003 to represent 63% of total loans at March 31, 2004. Home equity loans grew $149 million, or 17.3%, while residential mortgage loans decreased $159 million, or 6.8%, influenced by continued low interest rates and high refinance activity. Total deposits were up $643 million or 7.1% since March 31, 2003. Interest-bearing demand deposits grew $835 million (54.2%) to represent 25% of total deposits at Match 31, 2004 compared to 17% a year earlier. Other time deposits declined $144 million to 30% of deposits at March 31, 2004 versus 33% at March 31, 2003, attributable to scheduled maturities and the low interest rate environment. Long-term funding was down $394 million since March 31, 2003, as Federal Home Loan Bank advances and bank notes matured and were replaced by smaller issuances of Federal Home Loan Bank advances, bank notes, and repurchase agreements (see Note 7, "Long-term Funding," of the notes to consolidated financial statements).

Since year-end 2003 the balance sheet increased $0.3 billion, 6.9% annualized growth. Loans grew $195 million (7.6% annualized), especially commercial loans (up $153 million) and home equity loans (up $39 million). Total deposits were down $90 million compared to December 31, 2003.

-----------------------------------------------------------------------------------------------------------------
                                                     TABLE 6
                                           Period End Loan Composition
                                                 ($ in Thousands)
-----------------------------------------------------------------------------------------------------------------
                                    March 31,        % of       March 31,      % of        Dec. 31,      % of
                                       2004          Total         2003        Total         2003        Total
-----------------------------------------------------------------------------------------------------------------
Commercial, financial
 & agricultural                  $  2,123,846         20%    $  2,238,657       22%     $  2,116,463       21%
Real estate construction            1,094,597         11          912,510        9         1,077,731       10
Commercial real estate              3,368,660         32        3,188,907       31         3,246,954       32
Lease financing                        45,998         --           38,712       --            38,968       --
                                 --------------------------------------------------------------------------------
   Commercial                       6,633,101         63        6,378,786       62         6,480,116       63
Residential mortgage                2,166,035         21        2,325,032       23         2,145,227       21
Home equity                         1,007,572          9          858,928        8           968,744        9
                                 --------------------------------------------------------------------------------
   Residential real estate          3,173,607         30        3,183,960       31         3,113,971       30
Consumer                              679,902          7          712,723        7           697,723        7
                                 --------------------------------------------------------------------------------
Total loans                      $ 10,486,610        100%    $ 10,275,469      100%     $ 10,291,810      100%
                                 ================================================================================
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
                                                     TABLE 7
                                          Period End Deposit Composition
                                                 ($ in Thousands)
-------------------------------------------------------------------------------------------------------------------
                                    March 31,        % of       March 31,      % of        Dec. 31,      % of
                                       2004          Total         2003        Total         2003        Total
-------------------------------------------------------------------------------------------------------------------
Noninterest-bearing demand       $  1,755,485         18%    $  1,692,979       19%     $  1,814,446       18%
Savings                               918,608          9          935,740       11           890,092        9
Interest bearing demand             2,375,492         25        1,540,757       17         2,330,478       24
Money market                        1,542,875         16        1,658,735       18         1,573,678       16
Brokered CDs                          230,983          2          208,670        2           165,130        2
Other time                          2,879,315         30        3,023,353       33         3,019,019       31
                                 ----------------------------------------------------------------------------------
Total deposits                   $  9,702,758        100%     $ 9,060,234      100%     $  9,792,843      100%
                                 ==================================================================================
Total deposits,
  excluding brokered CDs         $  9,471,775         98%     $ 8,851,564       98%     $  9,627,713       98%
                                 ==================================================================================
-------------------------------------------------------------------------------------------------------------------

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

-----------------------------------------------------------------------------------------------------------
                                                 TABLE 8
                            Allowance for Loan Losses and Nonperforming Assets
                                             ($ in Thousands)
-----------------------------------------------------------------------------------------------------------
                                                                   At and for the          At and for the
                                                                 three months ended          Year ended
                                                                     March 31,              December 31,
-----------------------------------------------------------------------------------------------------------
                                                                 2004           2003            2003
-----------------------------------------------------------------------------------------------------------
Allowance for Loan Losses:
Balance at beginning of period                                $ 177,622      $ 162,541      $ 162,541
Provision for loan losses                                         5,176         12,960         46,813
Charge offs                                                      (6,062)        (5,754)       (37,107)
Recoveries                                                          981            644          5,375
                                                              ---------------------------------------------
    Net charge offs                                              (5,081)        (5,110)       (31,732)
                                                              ---------------------------------------------
Balance at end of period                                      $ 177,717      $ 170,391      $ 177,622
                                                              =============================================

Nonperforming Assets:
Nonaccrual loans                                              $  88,313      $  90,384      $ 113,944
Accruing loans past due 90 days or more                           5,258          3,425          7,495
Restructured loans                                                   42            844             43
                                                              ---------------------------------------------
      Total nonperforming loans                                  93,613         94,653        121,482
Other real estate owned                                           7,199         12,949          5,457
                                                              ---------------------------------------------
      Total nonperforming assets                              $ 100,812      $ 107,602      $ 126,939
                                                              =============================================

Ratios:
Allowance for loan losses to net charge offs (annualized)         8.70x          8.22x          5.60x
Ratio of net charge offs to average loans (annualized)            0.20%          0.20%          0.30%
Allowance for loan losses to total loans                          1.69           1.66           1.73
Nonperforming loans to total loans                                0.89           0.92           1.18
Nonperforming assets to total assets                              0.65           0.71           0.83
Allowance for loan losses to nonperforming loans                   190            180            146
-----------------------------------------------------------------------------------------------------------

As of March 31, 2004, the allowance for loan losses was $177.7 million compared to $170.4 million at March 31, 2003, and $177.6 million at December 31, 2003. The allowance for loan losses at March 31, 2004 increased $7.3 million since March 31, 2003 and $0.1 million since December 31, 2003. At March 31, 2004, the allowance for loan losses to total loans was 1.69% and covered 190% of nonperforming loans, compared to 1.66% and 180%, respectively, at March 31, 2003, and 1.73% and 146%, respectively, at December 31, 2003. Table 8 provides additional information regarding activity in the allowance for loan losses and nonperforming assets.

Gross charge offs were $6.1 million for the three months ended March 31, 2004, $5.8 million for the comparable period ended March 31, 2003, and $37.1 million for year-end 2003, while recoveries for the corresponding periods were $1.0 million, $0.6 million and $5.4 million, respectively. The ratio of net charge offs to average loans on an annualized basis was 0.20%, 0.20%, and 0.30% for the periods ended March 31, 2004 and March 31, 2003, and for the 2003 year, respectively.

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

The allocation methods used for March 31, 2004, March 31, 2003, and December 31, 2003 were comparable, using specific allocations or factors for criticized loans and for non-criticized loan categories, as defined by the Corporation. Factors applied are reviewed periodically and adjusted to reflect changes in trends or other risks. Current economic conditions at each period end carried various uncertainties requiring management's judgment as to the impact on the business results of numerous individual borrowers and certain industries. Total loans at March 31, 2004, were up $211 million (2.1%) since March 31, 2003, primarily in the commercial portfolio, which grew $254 million, or 4.0%, to represent 63% of total loans versus 62% a year ago (see Table 6). Total loans increased $195 million compared to December 31, 2003, with commercial loans accounting for the majority of growth (up $153 million, or 9.5%, annualized). Nonperforming loans were $93.6 million, or 0.89% of total loans at March 31, 2004, down from $94.7 million, or 0.92% of loans a year ago, and $121.5 million, or 1.18% of loans at year-end 2003. More than half of the improvement in nonperforming loans since year-end came from paydowns on two large problem loans, as management continues to work through problem credits. Criticized commercial loans were down modestly (4%) since December 31, 2003, as several larger loans were upgraded to lower-risk categories due to overall credit improvements or were removed from criticized loans as loan paydowns were received (as noted above). The allowance for loan losses to loans was 1.69%, 1.66% and 1.73% for March 31, 2004, and March 31 and December 31, 2003, respectively.

Management believes the allowance for loan losses to be adequate at March 31, 2004.

Consolidated net income could be affected if management's estimate of the allowance for loan losses are materially different, requiring additional or less provision for loan losses to be recorded. Management carefully considers numerous detailed and general factors, its assumptions, and the likelihood of materially different conditions that could alter its assumptions. While management uses currently available information to recognize losses on loans, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions and the impact of such change on the Corporation's borrowers. As an integral part of their examination process, various regulatory agencies also review the allowance for loan losses. Such agencies may require that certain loan balances be charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

Nonperforming Loans and Other Real Estate Owned

Management is committed to an aggressive nonaccrual and problem loan identification philosophy. This philosophy is implemented through the ongoing monitoring and reviewing of all pools of risk in the loan portfolio to ensure that problem loans are identified quickly and the risk of loss is minimized.

Nonperforming loans are considered an indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, loans 90 days or more past due but still accruing, and restructured loans. The Corporation specifically excludes from its definition of nonperforming loans student loan balances that are 90 days or more past due and still accruing and that have contractual government guarantees as to collection of principal and interest. The Corporation had $12 million, $17 million and $13 million of nonperforming student loans at March 31, 2004, March 31, 2003, and December 31, 2003, respectively.

Table 8 provides detailed information regarding nonperforming assets, which include nonperforming loans and other real estate owned. Nonperforming assets to total assets were 0.65%, 0.71%, and 0.83% at March 31, 2004, March 31, 2003, and December 31, 2003, respectively.

Total nonperforming loans at March 31, 2004 were down $1.0 million from March 31, 2003 and $27.9 million from year-end 2003. The ratio of nonperforming loans to total loans was 0.89% at March 31, 2004, as compared to 0.92% and 1.18% at March 31, 2003, and year-end 2003, respectively. Nonaccrual loans account for the majority of the $1.0 million decrease in nonperforming loans between the comparable first quarter periods. Nonaccrual loans decreased $2.0 million and restructured loans decreased $0.8 million, while accruing loans past due 90 or more days were up $1.8 million. Nonaccrual loans also account for the majority of the $27.9 million decrease in nonperforming loans since year-end 2003. Nonaccrual loans decreased $25.6 million and accruing loans past due 90 or more days decreased $2.3 million, with the majority of the improvement attributable to the paydown on two large problem credits (totaling approximately $16 million, with one in the hospitality industry and one in the construction industry), as management continues to work through problem credits.

Other real estate owned was $7.2 million at March 31, 2004, compared to $12.9 million at March 31, 2003, and $5.5 million at year-end 2003. The change in other real estate owned was predominantly due to the addition and subsequent sale of commercial real estate properties. An $8.0 million property was added during fourth quarter 2002, three commercial properties (at $1.1 million, $1.5 million, and $2.7 million) were added during 2003, and a $1.3 million commercial property was added during first quarter 2004. The $1.5 million property was sold during the second quarter of 2003 (at a net loss of $0.6 million), the $8.0 million property was sold during the third quarter of 2003 (at a net gain of $1.0 million), and the $2.7 million property was sold during the fourth quarter of 2003 (at a small gain). Also during fourth quarter 2003, a $0.5 million write-down was recorded in other noninterest expense on another commercial property in other real estate owned.

Potential problem loans are certain loans bearing risk ratings by management that are not in nonperforming status but where there are doubts as to the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that the Corporation expects losses to occur but that management recognizes a higher degree of risk associated with these loans. The level of potential problem loans is a predominant factor in determining the relative level of risk in the loan portfolio and in the determination of the level of the allowance for loan losses. The loans that have been reported as potential problem loans are not concentrated in a particular industry but rather cover a diverse range of businesses. At March 31, 2004, potential problem loans totaled $238 million, compared to $275 million at March 31, 2003, and $245 million at December 31, 2003.

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

While core deposits and loan and investment repayment are principal sources of liquidity, funding diversification is another key element of liquidity management. Diversity is achieved by strategically varying depositor type, term, funding market, and instrument. The Parent Company and certain subsidiary banks are rated by Moody's, Standard and Poor's, and Fitch. These ratings, along with the Corporation's other ratings, provide opportunity for greater funding capacity and funding alternatives.

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

In addition to dividends and service fees from subsidiaries, the Parent Company has multiple funding sources that could be used to increase liquidity and provide additional financial flexibility. These sources include a revolving credit facility, commercial paper, and two shelf registrations to issue debt and preferred securities or a combination thereof. The Parent Company has available a $100 million revolving credit facility with established lines of credit from nonaffiliated banks, of which $100 million was available at March 31, 2004. In addition, $200 million of commercial paper was available at March 31, 2004, under the Parent Company's commercial paper program.

In May 2002, the Parent Company filed a "shelf" registration statement under which up to $300 million of trust preferred securities may be offered. In May 2002, $175 million of trust preferred securities were issued, bearing a 7.625% fixed coupon rate. At March 31, 2004, $125 million was available under the trust preferred shelf. In May 2001, the Parent Company filed a "shelf" registration statement whereby the Parent Company may offer up to $500 million of any combination of the following securities, either separately or in units: debt securities, preferred stock, depositary shares, common stock, and warrants. In August 2001, the Parent Company obtained $200 million in a subordinated note offering, bearing a 6.75% fixed coupon rate and 10-year maturity. At March 31, 2004, $300 million was available under the shelf registration.

Investment securities are an important tool to the Corporation's liquidity objective. As of March 31, 2004, all securities are classified as available for sale and are reported at fair value on the consolidated balance sheet. Of the $3.9 billion investment portfolio at March 31, 2004, $1.9 billion were pledged to secure certain deposits, Federal Home Loan Bank advances, or for other purposes as required or permitted by law. The remaining securities could be pledged or sold to enhance liquidity, if necessary.

The bank subsidiaries have a variety of funding sources (in addition to key liquidity sources, such as core deposits, loan sales, loan and investment portfolio repayments and maturities, and loan and investment portfolio sales) available to increase financial flexibility. A $2 billion bank note program associated with Associated Bank, National Association, was established during 2000. Under this program, short-term and long-term debt may be issued. As of March 31, 2004, $300 million of long-term bank notes and $200 million of short-term bank notes were outstanding. At March 31, 2004, $1.5 billion was available under this program. The banks have also established federal funds lines with major banks and the ability to borrow from the Federal Home Loan Bank ($0.7 billion was outstanding at March 31, 2004). In addition, the bank subsidiaries also accept Eurodollar deposits, issue institutional certificates of deposit, and from time to time offer brokered certificates of deposit.

For the three months ended March 31, 2004, net cash provided by operating and financing activities was $65.2 million and $168.5 million, respectively, while investing activities used net cash of $285.8 million, for a net decrease in cash and cash equivalents of $52.1 million since year-end 2003. Generally, during first quarter 2004, deposits declined $90 million (primarily due to anticipated maturities of time deposits), while net asset growth since year-end 2003 was modest (less than 2%). Therefore, short-term borrowings sources were utilized to replenish the net decrease in deposits, repay long-term debt, and to provide for common stock repurchases and the payment of cash dividends to the Corporation's stockholders.

For the three months ended March 31, 2003, net cash provided by operating activities was $41.0 million, while investing and financing activities used net cash of $17.3 million and $26.2 million, respectively, for a net decrease in cash and cash equivalents of $2.5 million since year-end 2002. Generally, during first quarter 2003, anticipated maturities of time deposits occurred and net asset growth since year-end 2002 was modest (less than 1%). Thus, other funding sources were utilized, particularly long-term debt, to replenish the net decrease in deposits, repay long-term debt, and to provide for common stock repurchases and the payment of cash dividends to the Corporation's stockholders.

Contractual Obligations, Commitments, Off-Balance Sheet Risk, and Contingent Liabilities

The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, commitments to originate residential mortgage loans held for sale, commercial letters of credit, standby letters of credit, forward commitments to sell residential mortgage loans, interest rate swaps, and interest rate caps. Please refer to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003, for discussion with respect to the Corporation's quantitative and qualitative disclosures about its fixed and determinable contractual obligations. Items disclosed in the Annual Report on Form 10-K have not materially changed since that report was filed. A discussion of the Corporation's derivative instruments at March 31, 2004, is included in Note 8, "Derivative and Hedging Activities," of the notes to consolidated financial statements and a discussion of the Corporation's commitments is included in Note 9, "Contractual Obligations, Commitments, Off-Balance Sheet Risk, and Contingent Liabilities," of the notes to consolidated financial statements.

Capital

On April 28, 2004, the Board of Directors declared a 3-for-2 stock split, effected in the form of a stock dividend, payable on May 12, 2004, to shareholders of record at the close of business on May 7, 2004. All share and per share information in the accompanying consolidated financial statements has been restated to reflect the effect of this stock split.

In January 2004, the Board of Directors, with subsequent approval of the Corporation's shareholders, approved an amendment to the Articles of Incorporation of the Corporation to increase the number of authorized shares of the Corporation's Common Stock from 100,000,000 to 250,000,000 shares.

Stockholders' equity at March 31, 2004 increased to $1.4 billion, compared to $1.3 billion at March 31, 2003. The increase in equity between the two periods was primarily composed of the retention of earnings and the exercise of stock options, with offsetting decreases to equity from the payment of dividends and the repurchase of common stock. Additionally, stockholders' equity at March 31, 2004 included $66.5 million of accumulated other comprehensive income versus $56.3 million at March 31, 2003. The increase in accumulated other comprehensive income was predominantly related to a change in the additional pension obligation, increased unrealized gains on securities available for sale and lower unrealized losses on cash flow hedges, net of the tax effect. Stockholders' equity to assets was 9.00% and 8.52% at March 31, 2004 and 2003, respectively.

Stockholders' equity increased by $47 million since year-end 2003. The increase in equity between the two periods was primarily composed of the retention of earnings and the exercise of stock options, with offsetting decreases to equity from the payment of dividends and the repurchase of common stock. Additionally, stockholders' equity at year-end, included $52.1 million of accumulated other comprehensive income versus $66.5 million at March 31, 2004. The increase in accumulated other comprehensive income was attributable principally to increased unrealized gains on securities available for sale, partially offset by higher unrealized losses on cash flow hedges, net of the tax effect. Stockholders' equity to assets at March 31, 2004 was 9.00% compared to 8.84% at December 31, 2003.

Cash dividends of $0.23 per share were paid in the first quarter of 2004, compared to $0.21 per share in the first quarter of 2003, an increase of 9.7%.

The Board of Directors has authorized management to repurchase shares of the Corporation's common stock each quarter in the market, to be made available for issuance in connection with the Corporation's employee incentive plans and for other corporate purposes. For the Corporation's employee incentive plans, the Board of Directors authorized the repurchase of up to 3.0 million shares in 2004 (750,000 shares per quarter) and up to 2.4 million shares (600,000 shares per quarter) in 2003. Of these authorizations, 492,000 shares were repurchased for $14.4 million during first quarter 2004 at an average cost of $29.32 per share, while none were repurchased during 2003. Additionally, under two separate actions in 2000 and one action in 2003, the Board of Directors authorized the repurchase and cancellation of the Corporation's outstanding shares, not to exceed approximately 16.5 million shares on a combined basis. Under these authorizations no shares were repurchased during first quarter 2004, while approximately 1.1 million shares were repurchased during first quarter 2003 at an average cost of $22.46 per share. At March 31, 2004, approximately 5.6 million shares remain authorized to repurchase. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities.

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

-------------------------------------------------------------------------------------------------------------------------
                                                       TABLE 9
                                 Capital Ratios
                      (In Thousands, except per share data)
-------------------------------------------------------------------------------------------------------------------------
                                                                   At or For the Quarter Ended
-------------------------------------------------------------------------------------------------------------------------
                                          March 31,        Dec. 31,         Sept. 30,        June 30,         March 31,
                                            2004             2003             2003             2003             2003
-------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity             $   1,395,293    $   1,348,427    $   1,300,948    $   1,318,246    $   1,285,866
Tier 1 capital                             1,255,142        1,221,647        1,189,657        1,177,457        1,180,593
Total capital                              1,607,707        1,572,770        1,538,751        1,526,884        1,527,435
Market capitalization                      3,289,616        3,137,330        2,774,558        2,699,844        2,387,869
                                       ----------------------------------------------------------------------------------
Book value per common share            $       12.67    $       12.26    $       11.84    $       11.92    $       11.60
Cash dividend per common share                  0.23             0.23             0.23             0.23             0.21
Stock price at end of period                   29.86            28.53            25.26            24.41            21.55
Low closing price for the period               28.08            25.87            24.75            21.43            21.55
High closing price for the period              30.37            28.75            25.93            25.61            23.48
                                       ----------------------------------------------------------------------------------
Total equity/assets                             9.00%            8.84%            8.61%            8.66%            8.52%
Tier 1 leverage ratio                           8.36             8.37             7.98             7.97             8.06
Tier 1 risk-based capital ratio                11.00            10.86            10.64            10.48            10.64
Total risk-based capital ratio                 14.10            13.99            13.76            13.58            13.77
                                       ----------------------------------------------------------------------------------
Shares outstanding (period end)              110,168          109,966          109,840          110,604          110,806
Basic shares outstanding (average)           110,294          109,965          110,209          110,938          111,378
Diluted shares outstanding (average)         111,830          111,499          111,485          112,025          112,461
-------------------------------------------------------------------------------------------------------------------------

Sequential Quarter Results

Net income for the first quarter of 2004 was $59.6 million, an increase of $4.0 million or 7.1% over fourth quarter 2003 net income of $55.6 million. Return on average equity was 17.37%, up 52 bp from the last quarter of 2003, while return on average assets increased 8 bp to 1.57% (see Table 1).

--------------------------------------------------------------------------------------------------------------------
                                                     TABLE 10
                                          Selected Quarterly Information
                                                 ($ in Thousands)
--------------------------------------------------------------------------------------------------------------------
                                                                     For the Quarter Ended
                                          --------------------------------------------------------------------------
                                              March 31,      Dec. 31,      Sept. 30,       June 30,       March 31,
                                                 2004          2003           2003           2003           2003
--------------------------------------------------------------------------------------------------------------------
Summary of Operations:
Net interest income                       $    129,075    $   127,137    $   128,976    $   127,195    $   127,454
Provision for loan losses                        5,176          9,603         12,118         12,132         12,960
Noninterest income                              52,959         52,477         61,924         68,428         63,606
Noninterest expense                             93,656         94,120         95,807        102,187         96,554
Income taxes                                    23,642         20,282         24,589         24,635         23,553
                                          -------------------------------------------------------------------------
Net income                                $     59,560    $    55,609    $    58,386    $    56,669    $    57,993
                                          ==========================================================================

Taxable equivalent net interest income    $    135,479    $   133,367    $   135,141    $   133,426    $   133,731
Net interest margin                               3.80%          3.81%          3.78%          3.79%          3.87%

Average Balances:
Assets                                    $ 15,261,277    $14,852,390    $15,152,676    $15,016,497    $14,867,339
Earning assets                              14,185,569     13,828,992     14,128,702     13,991,615     13,836,102
Interest-bearing liabilities                12,083,003     11,637,646     11,955,420     11,941,877     11,886,642
Loans                                       10,433,411     10,354,726     10,813,769     10,743,430     10,578,430
Deposits                                     9,585,074      9,679,789      9,485,000      9,121,204      8,901,441
Stockholders' equity                         1,378,804      1,309,167      1,304,983      1,308,505      1,280,950

Asset Quaility Data:
Allowance for loan losses to total loans          1.69%          1.73%          1.71%          1.66%          1.66%
Nonperforming loans to total loans                0.89%          1.18%          1.22%          1.13%          0.92%
Nonperforming assets to total assets              0.65%          0.83%          0.87%          0.87%          0.71%
Net charge-offs to average loans
  (annualized)                                    0.20%          0.31%          0.31%          0.38%          0.20%
-------------------------------------------------------------------------------------------------------------------

Taxable equivalent net interest income for the first quarter of 2004 was $135.5 million, $2.1 million higher than fourth quarter 2003. Changes in the volume and mix of average earning assets and interest-bearing liabilities added $2.7 million to taxable equivalent net interest income, while changes in the rate environment reduced taxable equivalent net interest income by $0.6 million. The net interest margin between the sequential quarters was down 1 bp, to 3.80% in the first quarter of 2004. Average earning assets of $14.2 billion in the first quarter of 2004 were up $357 million (10% annualized growth) from the fourth quarter of 2003, attributable to a $278 million increase in average investments and a $79 million increase in average loans. The growth in average earning assets was funded primarily by wholesale funding sources (up $428 million, principally in short-term borrowings). Average interest-bearing deposits were up $17 million, while demand deposits were down $112 million, reflecting the usual cyclical first quarter downturn in balances.

Noninterest income increased $0.5 million to $53.0 million between sequential quarters. First quarter 2004 included $1.9 million in gains on the sale of common stock holdings, while the fourth quarter of 2003 included gains of $1.3 million from the sale of 2 branches. Retail commission income of $9.4 million was up $1.3 million, led by increases in insurance (up $1.1 million, due largely to a seasonal increase in profit sharing and contingency income from carriers). Mortgage banking income of $9.0 million decreased $0.7 million, reflecting a downturn in secondary mortgage production ($360 million for first quarter 2004 versus $524 million for fourth quarter 2003).

On a sequential quarter basis, noninterest expense decreased $0.5 million to $93.7 million in the first quarter of 2004. Personnel expense of $52.3 million was down $2.1 million, including lower performance-based compensation and severance expenses. Business development and advertising expenses of $2.7 million decreased $1.5 million, particularly as a result of discretionary cost control. Other expense reductions were seen in stationery and supplies (down $0.5 million), legal and professional fees (down $0.4 million) and other noninterest expenses (down $2.0 million, including decreased loan collection and foreclosure costs, and training and other employee expenses). These decreases were largely offset by a $6.0 million increase in mortgage servicing rights expense (as the first quarter of 2004 included a $2.5 million addition to the valuation allowance, while the fourth quarter of 2003 included a $3.5 million recovery) and a $0.8 million increase in occupancy expense (notably, seasonal levels for snowplowing and utilities).

Recent Accounting Pronouncements

The recent accounting pronouncements have been described in Note 3, "New Accounting Pronouncements," of the notes to consolidated financial statements.

Subsequent Events

On April 28, 2004, the Corporation announced the signing of a definitive agreement to acquire First Federal Capital Corp ("First Federal"). Based upon the Corporation's closing stock price on April 27, 2004 (the date of the signing of the definitive agreement) and other terms of the Merger Agreement and estimated direct costs, the acquisition is valued at approximately $613 million, including stock options, of which, 10% will be paid in cash and the remainder in the Corporation's stock. First Federal shareholders will receive 0.9525 shares (restated for 3-for-2 stock split) of the Corporation's stock for each share of First Federal stock they hold, an equivalent amount of cash, or a combination thereof. First Federal, based in La Crosse, Wisconsin, is a $3.7 billion savings bank with 91 banking locations serving more than 40 communities in Wisconsin, northern Illinois, and southern Minnesota. As a result of the acquisition, the Corporation will enhance its current branch distribution, strengthen its community banking model, and diversify revenue streams. The transaction will be accounted for under the purchase method and is expected to be completed in the fourth quarter of 2004, pending approval by regulators and First Federal shareholders.

On April 28, 2004, the Board of Directors declared a 3-for-2 stock split, effected in the form of a stock dividend, payable on May 12, 2004, to shareholders of record at the close of business on May 7, 2004. All share and per share information in the accompanying consolidated financial statements has been restated to reflect the effect of this stock split.

On April 28, 2004, the Board of Directors declared a $0.25 per share dividend payable on May 21, 2004, to shareholders of record as of May 18, 2004. This cash dividend has not been reflected in the accompanying consolidated financial statements.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

The Corporation has not experienced any material changes to its market risk position since December 31, 2003, from that disclosed in the Corporation's 2003 Form 10-K Annual Report.

ITEM 4.  Controls and Procedures

The Corporation maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of its published financial statements and other disclosures included in this report. Within the 90-day period prior to the date of this report, the Corporation evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation required to be included in this quarterly report on Form 10-Q.

There have been no significant changes in the Corporation's internal controls or in other factors which could significantly affect internal controls subsequent to the date of such evaluation.

PART II - OTHER INFORMATION

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On April 28, 2004, the Board of Directors declared a 3-for-2 stock split, effected in the form of a stock dividend, payable on May 12, 2004, to shareholders of record at the close of business on May 7, 2004. All share and per share information in the accompanying consolidated financial statements has been restated to reflect the effect of this stock split.

The Board of Directors has authorized management to repurchase shares of the Corporation's common stock each quarter in the market, to be made available for issuance in connection with the Corporation's employee incentive plans and for other corporate purposes. For the Corporation's employee incentive plans, the Board of Directors authorized the repurchase of up to 3.0 million shares in 2004 (750,000 shares per quarter) and up to 2.4 million shares (600,000 shares per quarter) in 2003. Of these authorizations, 492,000 shares were repurchased for $14.4 million during first quarter 2004 at an average cost of $29.32 per share, while none were repurchased during 2003. Additionally, under two separate actions in 2000 and one action in 2003, the Board of Directors authorized the repurchase and cancellation of the Corporation's outstanding shares, not to exceed approximately 16.5 million shares on a combined basis. Under these authorizations no shares were repurchased during first quarter 2004, while approximately 1.1 million shares were repurchased during first quarter 2003 at an average cost of $22.46 per share. At March 31, 2004, approximately 5.6 million shares remain authorized to repurchase. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities.

Following are the Corporation's monthly common stock purchases during the first quarter of 2004 (in thousands, expect per share data):

              Period                   Total Number of      Average Price Paid
                                       Shares Purchased         per Share
-------------------------------------------------------------------------------
January 1, 2004 -
  January 31, 2004                          15,000               $ 28.90
February 1, 2004 -
  February 29, 2004                        121,500                 28.80
March 1, 2004 -
  March 31, 2004                           355,500                 29.51
                                     ------------------------------------------
Total                                      492,000               $ 29.32
                                     ==========================================

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits:

               Exhibit 11, Statement regarding computation of per-share earnings. See Note 4 of the notes to consolidated financial statements in Part I Item I.

               Exhibit (31.1), Certification Under Section 302 of Sarbanes-Oxley by Paul S. Beideman, Chief Executive Officer, is attached hereto.

               Exhibit (31.2), Certification Under Section 302 of Sarbanes-Oxley by Joseph B. Selner, Chief Financial Officer, is attached hereto.

               Exhibit (32), Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley is attached hereto.

         (b) Reports on Form 8-K:

               A report on Form 8-K dated January 26, 2004, was filed under Item 12, Results of Operations and Financial Condition, reporting Associated Banc-Corp released its earnings for the year ended December 31, 2003.

               A report on Form 8-K dated January 28, 2004, was filed under Item 5, Other Events, announcing the Associated Banc-Corp Board of Directors declared its first quarter dividend.

               A report on Form 8-K dated February 3, 2004, was filed under Item 5, Other Events, announcing the appointment of Ruth M. Crowley to Associated Banc-Corp's Board of Directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                         ASSOCIATED BANC-CORP
                                         (Registrant)

Date:  May 10, 2004                      /s/ Paul S. Beideman
                                         --------------------------------------
                                         Paul S. Beideman
                                         President and Chief Executive Officer

Date:  May 10, 2004                      /s/ Joseph B. Selner
                                         --------------------------------------
                                         Joseph B. Selner
                                         Chief Financial Officer