Form 10-Q
period 2004-06-30
ASSOCIATED BANC-CORP
filed 2004-08-06
CIK 7789

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----  SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended           June 30, 2004
                                     ------------------------------------------

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ----- SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                   to
                                     ------------------    --------------------

Commission file number               0-5519
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

                              Yes    X    No
                                  -------    -------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                              Yes    X    No
                                  -------    -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant's common stock, par value $0.01 per share, at July 31, 2004, was 110,095,787 shares.

                              ASSOCIATED BANC-CORP
                                TABLE OF CONTENTS

                                                                        Page No.

PART I.   Financial Information

          Item 1.  Financial Statements (Unaudited):

                   Consolidated Balance Sheets -
                   June 30, 2004, June 30, 2003 and December 31, 2003      3

                   Consolidated Statements of Income -
                   Three and Six Months Ended June 30, 2004 and 2003       4

                   Consolidated Statement of Changes in Stockholders'
                   Equity - Six Months Ended June 30, 2004                 5

                   Consolidated Statements of Cash Flows -
                   Six Months Ended June 30, 2004 and 2003                 6

                   Notes to Consolidated Financial Statements              7

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations          19

          Item 3.  Quantitative and Qualitative Disclosures About
                   Market Risk                                            39

          Item 4.  Controls and Procedures                                39

PART II.  Other Information

          Item 2.  Changes in Securities, Use of Proceeds and Issuer
                   Purchases of Equity Securities                         40

          Item 4.  Submission of Matters to a Vote of Security Holders    41

          Item 6.  Exhibits and Reports on Form 8-K                       42

 Signatures                                                               43

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

                                          ASSOCIATED BANC-CORP
                                      Consolidated Balance Sheets
                                              (Unaudited)

                                                             June 30,        June 30,     December 31,
                                                               2004            2003           2003
                                                          ---------------------------------------------
                                                                (In Thousands, except share data)
ASSETS
Cash and due from banks                                   $    309,804    $    393,882    $    389,140
Interest-bearing deposits in other financial                    11,353          13,456           7,434
institutions
Federal funds sold and securities purchased under
  agreements to resell                                          39,245          14,550           3,290
Investment securities available for sale, at fair value      3,799,842       3,374,834       3,773,784
Loans held for sale                                             69,891         392,563         104,336
Loans                                                       10,556,603      10,387,364      10,291,810
Allowance for loan losses                                     (177,980)       (172,440)       (177,622)
                                                          --------------------------------------------
  Loans, net                                                10,378,623      10,214,924      10,114,188
Premises and equipment                                         129,401         131,436         131,315
Goodwill                                                       232,528         224,388         224,388
Other intangible assets                                         73,977          50,556          63,509
Other assets                                                   457,892         408,227         436,510
                                                          --------------------------------------------
    Total assets                                          $ 15,502,556    $ 15,218,816    $ 15,247,894
                                                          ============================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits                       $  1,822,716    $  1,833,703    $  1,814,446
Interest-bearing deposits, excluding brokered
  certificates of deposit                                    7,497,441       7,455,900       7,813,267
Brokered certificates of deposit                               263,435         163,857         165,130
                                                          --------------------------------------------
  Total deposits                                             9,583,592       9,453,460       9,792,843
Short-term borrowings                                        2,588,103       2,079,371       1,928,876
Long-term funding                                            1,827,326       2,204,517       2,034,160
Accrued expenses and other liabilities                         124,641         163,222         143,588
                                                          --------------------------------------------
    Total liabilities                                       14,123,662      13,900,570      13,899,467

Stockholders' equity
  Preferred stock                                                 --              --              --
  Common stock (par value $0.01 per share,
    authorized  250,000,000 shares, issued
    110,458,038,  111,465,915 and
    110,163,832 shares, respectively)                            1,105             743             734
  Surplus                                                      584,853         606,660         575,975
  Retained earnings                                            791,432         664,280         724,356
  Accumulated other comprehensive income                        15,305          65,822          52,089
  Deferred compensation                                         (1,981)         (1,744)         (1,981)
  Treasury stock, at cost (410,360, 787,069 and
    122,863 shares, respectively)                              (11,820)        (17,515)         (2,746)
                                                          --------------------------------------------
    Total stockholders' equity                               1,378,894       1,318,246       1,348,427
                                                          --------------------------------------------
      Total liabilities and stockholders' equity          $ 15,502,556    $ 15,218,816    $ 15,247,894
                                                          ============================================

See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:

                                          ASSOCIATED BANC-CORP
                                      Consolidated Statements of Income
                                              (Unaudited)

                                                            Three Months Ended        Six Months Ended
                                                                 June 30,                 June 30,
                                                             2004         2003         2004        2003
                                                          ------------------------------------------------
                                                                  (In Thousands, except per share data)
INTEREST INCOME
  Interest and fees on loans                              $ 137,449    $ 147,785    $ 272,701   $ 296,281
  Interest and dividends on investment securities and
    deposits with other financial institutions:
      Taxable                                                30,767       25,923       61,799      52,720
      Tax exempt                                             10,267        9,942       20,502      19,997
  Interest on federal funds sold and securities
    purchased under agreements to resell                         68           54           95          89
                                                          ------------------------------------------------
      Total interest income                                 178,551      183,704      355,097     369,087
INTEREST EXPENSE
  Interest on deposits                                       26,656       31,558       54,210      63,548
  Interest on short-term borrowings                           7,241        8,442       13,780      17,009
  Interest on long-term funding                              12,775       16,509       26,153      33,881
                                                          ------------------------------------------------
    Total interest expense                                   46,672       56,509       94,143     114,438
                                                          ------------------------------------------------
NET INTEREST INCOME                                         131,879      127,195      260,954     254,649
  Provision for loan losses                                   5,889       12,132       11,065      25,092
                                                          ------------------------------------------------
    Net interest income after provision for loan losses     125,990      115,063      249,889     229,557
NONINTEREST INCOME
  Trust service fees                                          8,043        7,796       15,911      14,426
  Service charges on deposit accounts                        13,141       12,462       25,538      24,273
  Mortgage banking                                            9,045       27,113       18,071      51,613
  Credit card and other nondeposit fees                       6,074        5,192       11,745      12,588
  Retail commission income                                   13,162        7,407       22,519      10,710
  Bank owned life insurance income                            3,641        3,450        6,996       6,841
  Asset sale gains (losses), net                                218         (790)         440        (668)
  Investment securities gains (losses), net                    (569)       1,027        1,362         701
  Other                                                       2,742        4,771        5,874      11,550
                                                          ------------------------------------------------
   Total noninterest income                                  55,497       68,428      108,456     132,034
NONINTEREST EXPENSE
  Personnel expense                                          53,612       51,733      105,888     100,569
  Occupancy                                                   6,864        7,151       14,336      14,266
  Equipment                                                   2,878        3,190        5,877       6,434
  Data processing                                             6,128        5,602       11,801      11,220
  Business development and advertising                        4,057        3,553        6,714       6,916
  Stationery and supplies                                     1,429        1,634        2,655       3,313
  Mortgage servicing rights expense                          (2,368)      13,021        4,404      24,619
  Intangible amortization expense                               934          870        1,716       1,220
  Loan expense                                                1,670          950        3,056       4,298
  Other                                                      14,415       14,483       26,828      25,886
                                                          ------------------------------------------------
    Total noninterest expense                                89,619      102,187      183,275     198,741
                                                          ------------------------------------------------
Income before income taxes                                   91,868       81,304      175,070     162,850
Income tax expense                                           27,363       24,635       51,005      48,188
                                                          ------------------------------------------------
NET INCOME                                                $  64,505    $  56,669    $ 124,065   $ 114,662
                                                          ================================================
Earnings per share:
  Basic                                                   $    0.59    $    0.51    $    1.13   $    1.03
  Diluted                                                 $    0.58    $    0.51    $    1.11   $    1.02
Average shares outstanding:
  Basic                                                     110,116      110,938      110,205     111,157
  Diluted                                                   111,520      112,025      111,647     112,166

See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:

                                          ASSOCIATED BANC-CORP
                      Consolidated Statement of Changes in Stockholders' Equity
                                              (Unaudited)
                                                                          Accumulated
                                                                             Other
                                             Common           Retained   Comprehensive    Deferred    Treasury
                                             Stock  Surplus   Earnings      Income      Compensation    Stock       Total
                                           ----------------------------------------------------------------------------------
                                              (In Thousands, except per share data)
Balance, December 31, 2003                 $  734  $575,975   $724,356     $ 52,089      $ (1,981)   $ (2,746)   $1,348,427
Comprehensive income:
  Net income                                  ---       ---    124,065          ---           ---         ---       124,065
  Net unrealized gains on derivative
    instruments arising during the
    period, net of taxes of $1.3 million      ---       ---        ---        1,933           ---         ---         1,933
  Add: reclassification adjustment to
    interest expense for interest
    differential, net of taxes of $1.6
    million                                   ---       ---        ---        2,360           ---         ---         2,360
  Net unrealized losses on available
    for sale securities arising during
    the period, net of taxes of $22.6
    million                                   ---       ---        ---      (40,205)          ---         ---       (40,205)
  Less: reclassification adjustment for
    net gains on available for sale
    securities realized in net income,
    net of taxes of $0.5 million              ---       ---        ---         (872)          ---         ---          (872)
                                                                                                                 -----------
       Comprehensive income                                                                                          87,281
                                                                                                                 -----------
Cash dividends, $0.4767 per share             ---       ---    (52,541)         ---           ---         ---        52,541)
Common stock issued:
  Incentive stock options                       2     5,474     (4,448)         ---           ---      11,760        12,788
  3-for-2 stock split effected in the
  form of a stock dividend                    369      (369)       ---          ---           ---         ---           ---
Purchase of treasury stock                    ---       ---        ---          ---           ---     (20,834)      (20,834)
Tax benefit of stock options                  ---     3,773        ---          ---           ---         ---         3,773
                                           ----------------------------------------------------------------------------------
Balance, June 30, 2004                     $1,105  $584,853   $791,432        $15,305      $(1,981)  $(11,820)   $1,378,894
                                           ==================================================================================
See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:

                              ASSOCIATED BANC-CORP
                      Consolidated Statements Of Cash Flows
                                   (Unaudited)
                               For the Six Months

                                                          Ended June 30,
                                                         2004           2003
                                                    ---------------------------
                                                          ($ in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                          $   124,065    $   114,662
Adjustments to reconcile net income to net cash
    provided by operating activities:
  Provision for loan losses                              11,065         25,092
  Depreciation and amortization                           7,801          8,267
  Provision for (recovery of) valuation
    allowance on mortgage servicing rights, net          (4,154)        15,832
  Amortization (accretion) of:
    Mortgage servicing rights                             8,558          8,787
    Other intangible assets                               1,716          1,220
    Investment premiums and discounts                    11,450         10,774
    Deferred loan fees and costs                             98           (173)
  Gain on sales of securities, net                       (1,362)          (701)
  Gain (loss) on sales of assets, net                      (440)           668
  Gain on sales of loans held for sale, net              (7,483)       (32,602)
  Mortgage loans originated and acquired for sale      (938,812)    (2,326,541)
  Proceeds from sales of mortgage loans held
    for sale                                            980,741      2,272,416
  (Increase) decrease in interest receivable
    and other assets                                      1,814         (1,525)
  Decrease in interest payable and other
    liabilities                                         (10,651)        (8,936)
                                                    ---------------------------
Net cash provided by operating activities               184,406         87,240
                                                    ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans                                  (289,865)      (101,965)
Capitalization of mortgage servicing rights             (10,662)       (20,080)
Purchases of:
  Securities available for sale                        (474,529)      (783,355)
  Premises and equipment, net of disposals               (2,762)        (5,885)
Proceeds from:
  Sales of securities available for sale                 31,021          1,263
  Maturities of securities available for sale           348,582        773,134
  Sales of other real estate owned and other assets       5,342          3,327
Net cash paid in business combinations                  (17,344)       (18,025)
                                                    ---------------------------
Net cash used in investing activities                  (410,217)      (151,586)
                                                    ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                    (202,375)       328,608
Net cash paid in sale of branch deposits                 (6,575)          --
Net increase (decrease) in short-term borrowings        659,226       (310,235)
Repayment of long-term funding                         (603,340)      (305,846)
Proceeds from issuance of long-term funding             400,000        405,090
Cash dividends                                          (52,541)       (48,218)
Proceeds from exercise of incentive stock options        12,788         13,793
Purchase and retirement of treasury stock                  --          (41,340)
Purchase of treasury stock                              (20,834)          (631)
                                                    ---------------------------
Net cash provided by financing activities               186,349         41,221
                                                    ---------------------------
Net decrease in cash and cash equivalents               (39,462)       (23,125)
Cash and cash equivalents at beginning of period        399,864        445,013
                                                    ---------------------------
Cash and cash equivalents at end of period          $   360,402    $   421,888
                                                    ===========================
Supplemental disclosures of cash flow information: Cash paid during the period for:
  Interest                                          $    96,215    $   117,068
  Income taxes                                           42,792         63,947
Supplemental schedule of noncash investing activities:
  Loans transferred to other real estate                  6,467          7,670

See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:

                              ASSOCIATED BANC-CORP
                   Notes to Consolidated Financial Statements

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with U.S. generally accepted accounting principles have been omitted or abbreviated. The information contained in the consolidated financial statements and footnotes in Associated Banc-Corp's 2003 annual report on Form 10-K, should be referred to in connection with the reading of these unaudited interim financial statements.

NOTE 1: Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations, changes in stockholders' equity, and cash flows of Associated Banc-Corp (individually referred to herein as the "Parent Company," and together with all of its subsidiaries and affiliates, collectively referred to herein as the "Corporation") for the periods presented, and all such adjustments are of a normal recurring nature. The consolidated financial statements include the accounts of all subsidiaries. All material intercompany transactions and balances have been eliminated. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

On April 28, 2004, the Board of Directors declared a 3-for-2 stock split, effected in the form of a stock dividend, payable on May 12, 2004, to shareholders of record at the close of business on May 7, 2004. Any fractional shares resulting from the stock split were paid in cash. All share and per share information has been restated to reflect the effect of this stock split (see
Note 4).

NOTE 2: Reclassifications

Certain items in the prior period consolidated financial statements have been reclassified to conform with the June 30, 2004 presentation.

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

In March 2004, the SEC issued Staff Accounting Bulletin ("SAB") No. 105, "Application of Accounting Principles to Loan Commitments," ("SAB 105"). SAB 105 provides guidance regarding loan commitments accounted for as derivative instruments. Specifically, SAB 105 requires servicing assets to be recognized only once the servicing asset has been contractually separated from the underlying loan by sale or securitization of the loan with servicing retained. As such, consideration for the expected future cash flows related to the associated servicing of the loan may not be recognized in valuing the loan commitment. This will result in a lower fair value mark of loan commitments, and recognition of the value of the servicing asset later upon sale or securitization of the underlying loan. The provisions of SAB 105 were effective for loan commitments accounted for as derivatives entered into after March 31, 2004. The adoption of SAB 105 resulted in approximately $1 million lower fair value mark on commitments to originate residential mortgage loans held for sale at June 30, 2004. See Note 8 for further discussion of the Corporation's loan commitments accounted for as derivative instruments.

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

Presented below are the calculations for basic and diluted earnings per share.

                                                Three Months Ended    Six Months Ended
                                                    June 30,              June 30,
                                                 2004       2003       2004       2003
                                               -----------------------------------------
                                                 (In Thousands, except per share data)
Net income                                     $ 64,505   $ 56,669   $124,065   $114,662
                                               =========================================
Weighted average shares outstanding             110,116    110,938    110,205    111,157
Effect of dilutive stock options outstanding      1,404      1,087      1,442      1,009
                                               -----------------------------------------
Diluted weighted average shares outstanding     111,520    112,025    111,647    112,166
                                               =========================================
Basic earnings per share                       $   0.59   $   0.51   $   1.13   $   1.03
                                               =========================================
Diluted earnings per share                     $   0.58   $   0.51   $   1.11   $   1.02
                                               =========================================

NOTE 5: Business Combinations

Completed Business Combinations:
-------------------------------
On April 1, 2003, the Corporation consummated its cash acquisition of 100% of the outstanding shares of CFG Insurance Services, Inc. ("CFG"), a closely-held insurance agency headquartered in Minnetonka, Minnesota. Effective in June 2003, CFG operated as Associated Financial Group, LLC. CFG, an independent, full-line insurance agency, was acquired to enhance the growth of the Corporation's existing insurance business. The acquisition was accounted for under the purchase method of accounting; thus, the results of operations of CFG prior to the consummation date were not included in the accompanying consolidated financial statements. The acquisition was individually immaterial to the consolidated financial results. Goodwill of approximately $12 million and other intangibles of approximately $15 million recognized in the transaction at acquisition were assigned to the wealth management segment.

On April 1, 2004, the Corporation (through its subsidiary Associated Financial Group, LLC) consummated its cash acquisition of 100% of the outstanding shares of Jabas Group, Inc. ("Jabas"). Jabas is an insurance agency specializing in employee benefit products headquartered in Kimberly, Wisconsin, and was acquired to enhance the Corporation's existing insurance business. Jabas operates as part of Associated Financial Group, LLC. The acquisition was accounted for under the purchase method of accounting. Goodwill of approximately $8 million and other intangibles of approximately $6 million recognized in the transaction at acquisition were assigned to the wealth management segment. In addition, goodwill may increase in the future as contingent payments may be made to the former Jabas shareholders through December 31, 2007, if Jabas exceeds certain performance targets.

Pending Business Combination:
----------------------------
On April 28, 2004, the Corporation announced the signing of a definitive agreement to acquire First Federal Capital Corp ("First Federal"). Based upon the Corporation's closing stock price on April 27, 2004 (the date of the signing of the definitive agreement) and other terms of the Merger Agreement and estimated direct costs, the acquisition is valued at approximately $613 million, including stock options, of which, 10% will be paid in cash and the remainder in the Corporation's stock. First Federal shareholders will receive 0.9525 shares (restated for 3-for-2 stock split) of the Corporation's stock for each share of First Federal stock they hold, an equivalent amount of cash, or a combination thereof. First Federal, based in La Crosse, Wisconsin, is a $3.7 billion savings bank with 91 banking locations serving more than 40 communities in Wisconsin, northern Illinois, and southern Minnesota. As a result of the acquisition, the Corporation will enhance its current branch distribution, strengthen its community banking model, and increase revenue streams. The transaction will be accounted for under the purchase method and is expected to be completed in the fourth quarter of 2004, pending approval by regulators and First Federal shareholders.

NOTE 6: Goodwill and Other Intangible Assets

Goodwill:
--------
Goodwill is not amortized, but is subject to impairment tests on at least an annual basis. No impairment loss was necessary in 2003 or through June 30, 2004. At June 30, 2004, goodwill of $212 million is assigned to the banking segment and goodwill of $20 million is assigned to the wealth management segment. The change in the carrying amount of goodwill was as follows.

                                                                      As of and for the
                                  As of and for the six months ended     year ended
                                  June 30, 2004      June 30, 2003    December 31, 2003
                                  -----------------------------------------------------
Goodwill:                                           ($ in Thousands)
---------
Balance at beginning of period       $224,388           $212,112          $212,112
Goodwill acquired                       8,140             12,276            12,276
                                  -----------------------------------------------------
Balance at end of period             $232,528           $224,388          $224,388
                                  =====================================================

Other Intangible Assets:
-----------------------
The Corporation has other intangible assets that are amortized, consisting of core deposit intangibles, other intangibles (primarily related to customer relationships acquired in connection with the CFG and Jabas acquisitions), and mortgage servicing rights. The core deposit intangibles and mortgage servicing rights are assigned to the banking segment, while the other intangibles are assigned to the wealth management segment.

For core deposit intangibles and other intangibles, changes in the gross carrying amount, accumulated amortization, and net book value were as follows:

                                                                      As of and for the
                                  As of and for the six months ended     year ended
                                  June 30, 2004      June 30, 2003    December 31, 2003
                                  -----------------------------------------------------
                                                    ($ in Thousands)
Core deposit intangibles: (1)
------------------------
Gross carrying amount                $ 16,783           $ 28,165          $ 28,165
Accumulated amortization              (10,098)           (19,743)          (20,682)
                                  -----------------------------------------------------
Net book value                       $  6,685           $  8,422          $  7,483
                                  =====================================================
Amortization during the period       $   (798)          $   (819)         $ (1,759)

Other intangibles:
-----------------
Gross carrying amount                $ 20,677           $ 14,751          $ 14,751
Accumulated amortization              (2,120)               (401)           (1,202)
                                  -----------------------------------------------------
Net book value                       $ 18,557           $ 14,350          $ 13,549
                                  =====================================================
Additions during the period          $  5,926           $ 14,751          $ 14,751
Amortization during the period           (918)              (401)           (1,202)

(1) Core deposit intangibles of $11.4 million were fully amortized during 2003 and have been removed from both the gross carrying amount and the accumulated amortization for 2004.

Mortgage servicing rights are amortized in proportion to and over the period of estimated servicing income. The Corporation periodically evaluates its mortgage servicing rights asset for impairment. A valuation allowance is established to the extent the carrying value of the mortgage servicing rights exceeds the estimated fair value by stratification. An other-than-temporary impairment is recognized as a write-down of the mortgage servicing rights asset and the related valuation allowance (to the extent valuation allowance is available) and then against earnings. Given changes in interest rates, especially the extended period of historically low interest rates experienced during 2003, and the impact on mortgage banking volumes, refinances, prepayment speeds, and secondary markets, the Corporation evaluated its mortgage servicing rights asset for possible other-than-temporary impairment. As a result, $5.5 million and $9.1 million was determined to be other-than-temporarily impaired for the six months ended June 30, 2004 and 2003, respectively, and $18.1 million for the year ended December 31, 2003. A summary of changes in the balance of the mortgage servicing rights asset and the mortgage servicing rights valuation allowance was as follows.

                                                                      As of and for the
                                  As of and for the six months ended     year ended
                                  June 30, 2004      June 30, 2003    December 31, 2003
                                  -----------------------------------------------------
Mortgage servicing rights:                          ($ in Thousands)
--------------------------
Mortgage servicing rights at
  beginning of period                $ 65,062           $ 60,685          $ 60,685
  Additions                            10,662             20,080            39,707
  Amortization                         (8,558)            (8,787)          (17,212)
  Permanent impairment                 (5,470)            (9,076)          (18,118)
                                  -----------------------------------------------------
Mortgage servicing rights
  at end of period                     61,696             62,902            65,062
                                  -----------------------------------------------------
Valuation allowance at
  beginning of period                 (22,585)           (28,362)          (28,362)
  Additions                            (2,500)           (15,832)          (15,832)
  Reversals                             6,654                ---             3,491
  Permanent impairment                  5,470              9,076            18,118
                                  -----------------------------------------------------
Valuation allowance at
  end of period                       (12,961)           (35,118)          (22,585)
                                  -----------------------------------------------------
  Mortgage servicing rights, net     $ 48,735           $ 27,784          $ 42,477
                                  =====================================================

At June 30, 2004, the Corporation was servicing one- to four- family residential mortgage loans owned by other investors with balances totaling $6.01 billion, compared to $5.47 billion and $5.93 billion at June 30 and December 31, 2003, respectively. The fair value of servicing was approximately $48.7 million (representing 81 basis points ("bp") of loans serviced) at June 30, 2004, compared to $27.8 million (or 51 bp of loans serviced) at June 30, 2003 and $42.5 million (or 72 bp of loans serviced) at December 31, 2003.

Mortgage servicing rights expense, which includes the amortization of mortgage servicing rights and increases or decreases to the valuation allowance associated with the mortgage servicing rights, was $4.4 million and $24.6 million for the six months ended June 30, 2004 and 2003, respectively, and $29.6 million for the year ended December 31, 2003.

The following table shows the estimated future amortization expense for amortizing intangible assets. The projections of amortization expense for the next five years are based on existing asset balances, the current interest rate environment, and prepayment speeds as of June 30, 2004. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon changes in interest rates, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

Estimated amortization expense:

                                        Core Deposit                         Mortgage Servicing
                                        Intangibles     Other Intangibles         Rights
                                        -------------------------------------------------------
                                                         ($ in Thousands)
Six months ending December 31, 2004       $   700            $ 1,100             $ 8,100
Year ending December 31, 2005               1,000              1,800              14,200
Year ending December 31, 2006               1,000              1,400              11,600
Year ending December 31, 2007               1,000              1,300               9,500
Year ending December 31, 2008               1,000              1,200               7,400
                                         =======================================================

NOTE 7: Long-term Funding

Long-term funding at June 30 was as follows:

                                                           2004           2003
                                                       ------------------------
                                                           ($ in Thousands)

Federal Home Loan Bank advances                        $  711,974    $1,114,415
Bank notes                                                300,000       350,000
Repurchase agreements                                     426,175       331,175
Subordinated debt, net                                    198,517       215,030
Junior subordinated debentures, net                       184,088           ---
Other borrowed funds                                        6,572         2,348
                                                       ------------------------
  Total long-term debt                                 $1,827,326    $2,012,968
Company-obligated mandatorily
  redeemable preferred securities, net                        ---       191,549
                                                       ========================
  Total long-term funding                              $1,827,326    $2,204,517
                                                       ========================

Federal Home Loan Bank advances:
-------------------------------
Long-term advances from the Federal Home Loan Bank had maturities through 2017 and had weighted-average interest rates of 2.54% at June 30, 2004, and 3.16% at June 30, 2003. These advances had a combination of fixed and variable rates, predominantly fixed.

Bank notes:
----------
The long-term bank notes had maturities through 2007 and had weighted-average interest rates of 2.43% at June 30, 2004, and 2.17% at June 30, 2003. These advances had a combination of fixed and variable rates.

Repurchase agreements:
---------------------
The long-term repurchase agreements had maturities through 2007 and had weighted-average interest rates of 1.78% at June 30, 2004, and 1.77% at June 30, 2003. These advances had a combination of fixed and variable rates, predominantly fixed.

Subordinated debt:
-----------------
In August 2001, the Corporation issued $200 million of 10-year subordinated debt. This debt was issued at a discount and has a fixed coupon interest rate of 6.75%. The Corporation also entered into a fair value hedge to hedge the interest rate risk on the subordinated debt. As of June 30, 2004 and 2003, the fair value of the derivative was a $0.4 million loss and a $16.2 million gain, respectively. The subordinated debt qualifies under the risk-based capital guidelines as Tier 2 supplementary capital for regulatory purposes.

Junior subordinated debentures and Company-obligated
Mandatorily Redeemable Preferred Securities:
-------------------------------------------
On May 30, 2002, ASBC Capital I (the "ASBC Trust"), a Delaware business trust whose common stock was wholly owned by the Corporation, completed the sale of $175 million of 7.625% preferred securities (the "Preferred Securities"). The Preferred Securities are traded on the New York Stock Exchange under the symbol "ABW PRA." The ASBC Trust used the proceeds from the offering to purchase a like amount of 7.625% Junior Subordinated Debentures (the "Debentures") of the Corporation. The Debentures are the sole assets of the ASBC Trust and were eliminated, along with the related income statement effects, in the consolidated financial statements for 2003 and prior years.

Effective in the first quarter of 2004, in accordance with guidance provided on the application of FIN 46R, the Corporation was required to deconsolidate the ASBC Trust from its consolidated financial statements. Accordingly, the Debentures issued by the Corporation to ASBC Trust (as opposed to the trust preferred securities issued by the ASBC Trust) are reflected in the Corporation's consolidated balance sheet as long-term funding. The deconsolidation of the net assets and results of operations of this trust did not have a material impact on the Corporation's financial statements since the Corporation continues to be obligated to repay the Debentures held by the ASBC Trust and guarantees repayment of the Preferred Securities issued by the ASBC Trust. The consolidated long-term funding obligation related to the ASBC Trust increased from $175 million to $180 million upon deconsolidation, with the difference representing the Corporation's common ownership interest in the ASBC Trust recorded in investment securities available for sale.

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

The Preferred Securities qualify under the risk-based capital guidelines as Tier 1 capital for regulatory purposes within certain limitations. The Federal Reserve Board could re-evaluate the qualification of the preferred securities as Tier 1 capital at anytime. If it is determined that the preferred securities no longer qualify as Tier 1 capital, the effect of such a change is not expected to affect the Corporation's well-capitalized status.

During 2002, the Corporation entered into a fair value hedge to hedge the interest rate risk on the Debentures. The fair value of the derivative was a $3.7 million gain at June 30, 2004, and a $16.5 million gain at June 30, 2003. Given the fair value hedge, the Debentures are carried on the balance sheet at fair value.

NOTE 8: Derivatives and Hedging Activities

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

The Corporation measures the effectiveness of its hedges on a periodic basis. Any difference between the fair value change of the hedge versus the fair value change of the hedged item is considered to be the "ineffective" portion of a fair value hedge. The ineffective portion of a fair value hedge is recorded as an increase or decrease in the related income statement classification of the item being hedged. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. For the mortgage derivatives, which are not accounted for as hedges, changes in the fair value are recorded as an adjustment to mortgage banking income.

                                                           Estimated Fair
                                               Notional     Market Value                Weighted Average
                                                Amount      Gain/(Loss)      Receive Rate     Pay Rate     Maturity
                                              -----------------------------------------------------------------------
June 30, 2004                                       ($ in Thousands)
-------------
Interest Rate Risk Management hedges:
Swaps-receive variable / pay fixed (1), (3)   $200,000      $(13,417)            1.14%         5.03%      83 months
Swaps-receive fixed / pay variable (2), (4)    375,000         3,256             7.21%         2.95%      205 months
Swaps-receive variable / pay fixed (2), (5)    323,953        (2,076)            3.34%         6.31%      47 months
Caps-written (1), (3)                          200,000           678         Strike 4.72%       ---       26 months
                                              ======================================================================

June 30, 2003
Interest Rate Risk Management hedges:
Swaps-receive variable / pay fixed (1), (3)   $200,000      $(31,279)            1.39%         5.03%      95 months
Swaps-receive fixed / pay variable (2), (4)    375,000        32,793             7.21%         2.85%      217 months
Swaps-receive variable / pay fixed (2), (5)    326,639       (19,658)            3.48%         6.40%      54 months
Caps-written (1), (3)                          200,000         1,015         Strike 4.72%       ---       38 months
                                              ======================================================================
(1) Cash flow hedges (2) Fair value hedges
(3) Hedges variable rate long-term debt (4) Hedges fixed rate long-term debt
(5) Hedges specific longer-term fixed rate commercial loans

Not included in the above table were customer swaps with a notional amount of $94.6 million and $31.1 million as of June 30, 2004 and 2003, respectively, for which the Corporation has mirror swaps. The change in fair value of these customer swaps is recorded in earnings and the net impact for 2004 and 2003 was immaterial.

Commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans represent the Corporation's mortgage derivatives, the fair value of which are included in other liabilities on the consolidated balance sheets. The net fair value of the mortgage derivatives at June 30, 2004, was a $0.7 million loss, compared to a $6.5 million gain at June 30, 2003. The net fair value change is recorded in mortgage banking income in the consolidated statements of income. The $0.7 million net fair value loss on mortgage derivatives at June 30, 2004, is composed of the net gain on commitments to fund approximately $112 million of loans to individual borrowers and the net loss on commitments to sell approximately $135 million of loans to various investors. The $6.5 million net fair value gain on mortgage derivatives at June 30, 2003, is comprised of the net gain on commitments to fund approximately $1.1 billion of loans to individual borrowers and the net loss on commitments to sell approximately $962 million of loans to various investors. As previously discussed in Note 3, the Corporation adopted SAB 105 effective April 1, 2004.

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

Under SFAS 133, commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are defined as derivatives and are therefore required to be recorded on the consolidated balance sheet at fair value. The Corporation's derivative and hedging activities are further summarized in Note 8. The following is a summary of lending-related commitments.

                                                                        June 30,
                                                       ------------------------
                                                          2004          2003
                                                       ------------------------
                                                           ($ in Thousands)

Commitments to extend credit, excluding                $3,717,762    $3,337,320
  commitments to originate mortgage loans (1)
Commercial letters of credit (1)                           19,979        47,455
Standby letters of credit (2)                             340,050       299,815

(1) These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and thus are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and is not material at June 30, 2004 or 2003.
(2) As required by FASB Interpretation No. 45, an interpretation of FASB Statements No. 5, 57, and 107, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," the Corporation has established a liability of $2.9 million and $1.2 million at June 30, 2004 and 2003, respectively, as an estimate of the fair value of these financial instruments.

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

As part of the Corporation's agency agreement with an outside vendor, the Corporation has guaranteed certain credit card accounts provided the cardholder is unable to meet the credit card obligations. At June 30, 2004 and 2003, the Corporation's estimated maximum exposure was approximately $1 million.

A contingent liability is required to be established if it is probable that the Corporation will incur a loss on the performance of a letter of credit. During the second quarter of 2003, given the deterioration of the financial condition of a borrower, the Corporation established a $2.5 million liability for standby letters of credit, of which $0.9 million remained at June 30, 2004.

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

The Corporation may issue common stock with restrictions to certain key employees. The shares are restricted as to transfer, but are not restricted as to dividend payment or voting rights. Transfer restrictions lapse over three or five years, depending upon whether the award is fixed or performance-based, are contingent upon continued employment, and for performance awards are based on earnings per share performance goals. The Corporation amortizes the expense over the vesting period. During second quarter

2003, 75,000 restricted stock shares were awarded, and expense of approximately $352,000 and $101,000 was recorded for the six months ended June 30, 2004 and 2003, respectively.

For purposes of providing the pro forma disclosures required under SFAS 123, the fair value of stock options granted in the comparable three and six month periods ended June 30, 2004 and 2003 was estimated at the date of grant using a Black-Scholes option pricing model which was originally developed for use in estimating the fair value of traded options which have different characteristics from the Corporation's employee stock options. The model is also sensitive to changes in the subjective assumptions that can materially affect the fair value estimate. As a result, management believes the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of employee stock options. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS 123.

                                                                    For the Three Months          For the Six Months
                                                                       Ended June 30,               Ended June 30,
                                                                 -------------------------------------------------------
                                                                     2004          2003           2004           2003
                                                                 -------------------------------------------------------
                                                                       ($ in Thousands, except per share amounts)
Net income, as reported                                          $   64,505    $   56,669    $   124,065    $   114,662
Add: Stock-based employee compensation expense
     included in reported net income, net of
     related tax effects                                                102            61            211             61
Less: Total stock-based compensation expense determined
      under fair value based method for all awards, net of
      related tax effects                                            (1,022)         (740)        (1,938)        (1,444)
                                                                 -------------------------------------------------------
Net income, as adjusted                                          $   63,585    $   55,990    $   122,338    $   113,279
                                                                 =======================================================

Basic earnings per share, as reported                            $     0.59    $     0.51    $      1.13    $      1.03
Less: Total stock-based compensation expense determined
      under fair value based method for all awards, net of
      related tax effects                                             (0.01)        (0.01)         (0.02)         (0.01)
                                                                 -------------------------------------------------------
Basic earnings per share, as adjusted                            $     0.58    $     0.50    $      1.11    $      1.02
                                                                 =======================================================

Diluted earnings per share, as reported                          $     0.58    $     0.51    $      1.11    $      1.02
Less: Total stock-based compensation expense determined
      under fair value based method for all awards, net of
      related tax effects                                             (0.01)        (0.01)         (0.02)         (0.01)
                                                                 -------------------------------------------------------
Diluted earnings per share, as adjusted                          $     0.57    $     0.50    $      1.09    $      1.01
                                                                 =======================================================

The following assumptions were used in estimating the fair value for options granted in 2004 and 2003:
                                                           2004          2003
                                                          --------------------
Dividend yield                                             3.37%         3.71%
Risk-free interest rate                                    3.59%         3.27%
Weighted average expected life                             7 yrs         7 yrs
Expected volatility                                       28.10%        28.24%

The weighted average per share fair values of options granted in the comparable six-month periods of 2004 and 2003 were $6.74 and $4.95, respectively. The annual expense allocation methodology prescribed by SFAS 123 attributes a higher percentage of the reported expense to earlier years than to later years, resulting in accelerated expense recognition for proforma disclosure purposes.

NOTE 11: Retirement Plans


                                            Three months ended    Six months ended
                                                 June 30,              June 30,
                                          ------------------------------------------
                                             2004       2003       2004       2003
                                          ------------------------------------------
Components of  Net Periodic Benefit Cost              ($ in Thousands)
----------------------------------------
Service cost                              $ 1,775    $ 1,464    $ 3,550    $ 2,929
Interest cost                                 960        901      1,920      1,802
Expected return on plan assets             (1,566)    (1,325)    (3,133)    (2,651)
Amortization of:
  Transition asset                            (81)       (81)      (162)      (162)
  Prior service cost                           19         19         37         37
  Actuarial loss                               71         18        143         37
                                          -----------------------------------------
Total net periodic benefit cost           $ 1,178    $   996    $ 2,355    $ 1,992
                                          =========================================

As previously disclosed in its notes to consolidated financial statements for the year ended December 31, 2003, the Corporation does not expect to make a contribution to its pension plan in 2004. The Corporation regularly reviews the funding of its pension plans. Therefore, it is possible that after that review, the Corporation may decide to make a contribution to the pension plan at that time.

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

The Corporation's other segment is wealth management (including insurance, brokerage, and trust/asset management). The wealth management segment is included in "Other," along with intersegment eliminations and residual revenues and expenses, representing the difference between actual amounts incurred and the amounts allocated to operating segments.

Selected segment information is presented below.

                                                                           Consolidated
                                              Banking         Other            Total
----------------------------------------------------------------------------------------
As of and for the six months ended                      ($ in Thousands)
June 30, 2004
Total assets                               $15,430,727       $71,829        $15,502,556
                                           =============================================
Net interest income                        $   260,737       $   217        $   260,954
Provision for loan losses                       11,065           ---             11,065
Noninterest income                              70,430        38,026            108,456
Depreciation and amortization                   16,924         1,151             18,075
Other noninterest expense                      140,232        24,968            165,200
Income taxes                                    48,816         2,189             51,005
                                           ---------------------------------------------
  Net income                               $   114,130       $ 9,935        $   124,065
                                           =============================================
As of and for the six months ended
June 30, 2003

Total assets                               $15,159,125       $59,691        $15,218,816
                                           =============================================
Net interest income                        $   254,351       $   298        $   254,649
Provision for loan losses                       25,092           ---             25,092
Noninterest income                             107,187        24,847            132,034
Depreciation and amortization                   17,634           640             18,274
Other noninterest expense                      161,553        18,914            180,467
Income taxes                                    47,969           219             48,188
                                           ---------------------------------------------
  Net income                               $   109,290       $ 5,372        $   114,662
                                           =============================================
----------------------------------------------------------------------------------------

                                                                           Consolidated
                                              Banking         Other            Total
----------------------------------------------------------------------------------------
As of and for the three months ended                    ($ in Thousands)
June 30, 2004
Total assets                               $15,430,727       $71,829        $15,502,556
                                           =============================================

Net interest income                        $   131,793       $    86        $   131,879
Provision for loan losses                        5,889           ---              5,889
Noninterest income                              34,626        20,871             55,497
Depreciation and amortization                    8,438           685              9,123
Other noninterest expense                       67,348        13,148             80,496
Income taxes                                    26,046         1,317             27,363
                                           ---------------------------------------------
  Net income                               $    58,698       $ 5,807        $    64,505
                                           =============================================

As of and for the three months ended
June 30, 2003

Total assets                               $15,159,125       $59,691        $15,218,816
                                           =============================================

Net interest income                        $   127,057       $   138        $   127,195
Provision for loan losses                       12,132           ---             12,132
Noninterest income                              53,026        15,402             68,428
Depreciation and amortization                    8,943           596              9,539
Other noninterest expense                       81,879        10,769             92,648
Income taxes                                    24,001           634             24,635
                                           ---------------------------------------------
  Net income                               $    53,128       $ 3,541        $    56,669
                                           =============================================
----------------------------------------------------------------------------------------

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

Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, could affect the future financial results of the Corporation and could cause those results to differ materially from those expressed in forward-looking statements contained in this document or incorporated by reference in this document. These factors, many of which are beyond the Corporation's control, include the following:

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

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of the Corporation's financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on the six months ended June 30, 2004 and the comparable period in 2003. Discussion of second quarter 2004 results compared to second quarter 2003 is predominantly in section, "Comparable Second Quarter Results."

The following discussion refers to the Corporation's business combination activity that may impact the comparability of certain financial data (see Note 5, "Business Combinations," of the notes to consolidated financial statements). In particular, consolidated financial results for 2004 reflect six month's contribution from its April 1, 2003 purchase acquisition of CFG and three month's contribution from its April 1, 2004 purchase acquisition of Jabas, while consolidated financial results for 2003 reflect three month's contribution of CFG and no contribution from Jabas.

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

The consolidated financial statements of the Corporation are prepared in conformity with U.S. generally accepted accounting principles and follow general practices within the industries in which it operates. This preparation requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions, and judgments reflected in the financial statements. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management believes the following policies are both important to the portrayal of the Corporation's financial condition and results and require subjective or complex judgments and, therefore, management considers the following to be critical accounting policies. The critical accounting policies are discussed directly with the Audit Committee of the Corporation.

Allowance for Loan Losses:
-------------------------
Management's evaluation process used to determine the adequacy of the allowance for loan losses is subject to the use of estimates, assumptions, and judgments. The evaluation process combines several factors: management's ongoing review and grading of the loan portfolio, consideration of past loan loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect probable credit losses. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change significantly. As an integral part of their examination process, various regulatory agencies also review the allowance for loan losses. Such agencies may require that certain loan balances be charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. The Corporation believes the allowance for loan losses is adequate and properly recorded in the consolidated financial statements. See section "Allowance for Loan Losses."

Mortgage  Servicing  Rights  Valuation:
--------------------------------------
The fair value of the Corporation's mortgage servicing rights asset is important to the presentation of the consolidated financial statements since the mortgage servicing rights are carried on the consolidated balance sheet at the lower of amortized cost or fair value. Mortgage servicing rights do not trade in an active open market with readily observable prices. As such, like other participants in the mortgage banking business, the Corporation relies on an internal discounted cash flow model to estimate the fair value of its mortgage servicing rights and consults periodically with third parties as to the assumptions used and that the resultant valuation is within the context of the market. While the Corporation believes that the values produced by its internal model are indicative of the fair value of its mortgage servicing rights portfolio, these values can change significantly depending upon the then current interest rate environment, estimated prepayment speeds of the underlying mortgages serviced, and other economic conditions. The proceeds that might be received should the Corporation actually consider a sale of the mortgage servicing rights portfolio could differ from the amounts reported at any point in time. The Corporation believes the mortgage servicing rights asset is properly recorded in the consolidated financial statements. See Note 6, "Goodwill and Other Intangible Assets," of the notes to consolidated financial statements and section "Noninterest Expense."

Derivative Financial Instruments and Hedge Accounting:
-----------------------------------------------------
In various aspects of its business, the Corporation uses derivative financial instruments to modify exposures to changes in interest rates and market prices for other financial instruments. Substantially all of these derivative financial instruments are designated as hedges for financial reporting purposes. The application of the hedge accounting policy requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings, and measurement of changes in the fair value of hedged items. However, if in the future the derivative financial instruments used by the Corporation no longer qualify for hedge accounting treatment and, consequently, the change in the fair value of hedged items could be recognized in earnings, the impact on the consolidated results of operations and reported earnings could be significant. The Corporation believes hedge effectiveness is evaluated properly in the consolidated financial statements. See Note 8, "Derivatives and Hedging Activities," of the notes to consolidated financial statements.

Income Tax Accounting:
---------------------
The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management's current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. The Corporation believes the tax assets and liabilities are adequate and properly recorded in the consolidated financial statements. See section "Income Taxes."

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

Results of Operations - Summary

-------------------------------------------------------------------------------------------------------
                                             TABLE 1 (1)
                      Summary Results of Operations: Trends
                     ($ in Thousands, except per share data)
                                               2nd Qtr.    1st Qtr.   4th Qtr.    3rd Qtr.    2nd Qtr.
                                                 2004        2004       2003        2003        2003
-------------------------------------------------------------------------------------------------------
Net income (Quarter)                          $ 64,505    $59,560   $ 55,609    $ 58,386     $ 56,669
Net income (Year-to-date)                      124,065     59,560    228,657     173,048      114,662

Earnings per share - basic (Quarter)          $   0.59    $  0.54   $   0.51    $   0.53     $   0.51
Earnings per share - basic (Year-to-date)         1.13       0.54       2.07        1.56         1.03

Earnings per share - diluted (Quarter)        $   0.58    $  0.53   $   0.50    $   0.53     $   0.51
Earnings per share - diluted                      1.11       0.53       2.05        1.55         1.02
(Year-to-date)

Return on average assets (Quarter)                1.67%      1.57%      1.49%       1.53%        1.51%
Return on average assets (Year-to-date)           1.62       1.57       1.53        1.54         1.55

Return on average equity (Quarter)               18.87%     17.37%     16.85%      17.75%       17.37%
Return on average equity (Year-to-date)          18.12      17.37      17.58       17.82        17.86

Efficiency ratio (Quarter) (2)                   46.17%     50.28%     51.02%      48.83%       50.68%
Efficiency ratio (Year-to-date) (2)              48.18      50.28      49.84       49.47        49.79

Net interest margin (Quarter)                     3.80%      3.80%      3.81%       3.78%        3.79%
Net interest margin (Year-to-date)                3.80       3.80       3.84        3.82         3.83

(1) All per share financial information has been restated to reflect the effect of the 3-for-2 stock split.

(2) Noninterest expense divided by sum of taxable equivalent net interest income plus noninterest income, excluding investment securities gains (losses), net, and asset sales gains (losses), net.
-------------------------------------------------------------------------------------------------------

Net income for the six months ended June 30, 2004 totaled $124.1 million, or $1.13 and $1.11 for basic and diluted earnings per share, respectively. Comparatively, net income for the six months ended June 30, 2003 was $114.7 million, or $1.03 and $1.02 for basic and diluted earnings per share, respectively. Year-to-date 2004 results generated an annualized return on average assets of 1.62% and an annualized return on average equity of 18.12%, compared to 1.55% and 17.86%, respectively, for the comparable period in 2003. The net interest margin for the first six months of 2004 was 3.80% compared to 3.83% for the first six months of 2003.

Net Interest Income and Net Interest Margin

Net interest income on a taxable equivalent basis for the six months ended June 30, 2004, was $273.7 million, an increase of $6.6 million or 2.5% over the comparable period last year. As indicated in Tables 2 and 3, the $6.6 million increase in taxable equivalent net interest income was attributable to favorable volume variances (with balance sheet growth and differences in the mix of average earning assets and average interest-bearing liabilities adding $11.0 million to taxable equivalent net interest income), offset partly by unfavorable rate variances (as the impact of changes in the interest rate environment reduced taxable equivalent net interest income by $4.4 million).

The net interest margin for the first six months of 2004 was 3.80%, down 3 basis points ("bp") from 3.83% for the comparable period in 2003. This comparable period decrease was attributable to a 1 bp increase in interest rate spread (the net of a 37 bp decrease in the yield on earning assets and a 38 bp decrease in the cost of interest-bearing liabilities), and a 4 bp lower contribution from net free funds (particularly reflecting the lower interest rate environment in 2004).

Interest rates were relatively stable and historically low, with one interest rate decrease of 25 bp during June 2003 and one interest rate increase of 25 bp during June 2004. The average Federal funds rate of 1.00% for year-to-date 2004 was 24 bp lower than the 1.24% average for year-to-date 2003. The Corporation had positioned the balance sheet to be slightly asset sensitive (which means that generally assets will reprice faster than liabilities); thus, the prolonged low interest rate environment favorably lowered the cost of funding, but also lowered earning asset yields, putting pressure on the net interest margin.

The yield on earning assets was 5.11% for year-to-date 2004, down 37 bp from the comparable six-month period last year. The average loan yield was down 41 bp to 5.15%, as competitive pricing on new and refinanced loans and the repricing of variable rate loans in the lower interest rate environment put downward pressure on loan yields. The average yield on investments and other earning assets decreased 20 bp to 5.02%, impacted by faster prepayments (particularly on mortgage-related securities) and reinvestment in the lower rate environment.

The cost of interest-bearing liabilities was 1.55% for year-to-date 2004, down 38 bp compared to the first six months of 2003, aided by the lower rate environment. The average cost of interest-bearing deposits was 1.38%, down 35 bp from year-to-date 2003, benefiting from lower rates on interest-bearing deposit products in general, as well as from a larger mix of lower-costing transaction accounts. The cost of wholesale funds (comprised of short-term borrowings and long-term funding) was 1.87%, down 39 bp from year-to-date 2003, also favorably impacted by lower rates between comparable periods, as higher-priced advances matured and new, lower-costing funding was added.

Average earning assets increased by $419 million (3.0%) over the comparable six-month period last year. Average investments and other earning assets were up $521 million (notably mortgage-related securities), as the Corporation utilized balance sheet leveraging strategies, while average loans decreased $102 million (representing 73.7% of average earning assets for year-to-date 2004 compared to 76.6% for year-to-date 2003). Decreases in average residential real estate, which is inclusive of mortgage loans held for sale, (down $279 million) and consumer loans (down $32 million) were offset by increases in commercial loans (up $209 million). Commercial loans grew to represent 62.6% of average loans for the first six months of 2004 compared to 60.0% for the comparable period in 2003.

Average interest-bearing liabilities increased $243 million (2.0%) over the comparable period of 2003, and net free funds increased $176 million, both supporting the growth in earning assets. Average noninterest-bearing demand deposits (a component of net free funds) increased by $131 million, or 8.2%. The growth in average interest-bearing liabilities was comprised primarily of growth in interest-bearing deposits (up $501 million, or 6.7%), which reduced the need for wholesale funding. Wholesale funding was down $258 million (representing 34.8% of average interest-bearing liabilities for year-to-date 2004 compared to 37.7% for year-to-date 2003), notably in long-term funding, which decreased $342 million to represent 15.0% of average interest-bearing liabilities for year-to-date 2004 versus 18.1% for year-to-date 2003.

----------------------------------------------------------------------------------------------------------------
                                                       TABLE 2
              Net Interest Income Analysis-Taxable Equivalent Basis
                                ($ in Thousands)
----------------------------------------------------------------------------------------------------------------
                                            Six Months ended June 30, 2004      Six Months ended June 30, 2003
                                           --------------------------------    ---------------------------------
                                                        Interest    Average               Interest    Average
                                           Average       Income/     Yield/    Average     Income/     Yield/
                                           Balance       Expense      Rate     Balance     Expense      Rate
----------------------------------------------------------------------------------------------------------------
Earning assets:
  Loans: (1) (2) (3)
    Commercial                            $ 6,608,371   $160,794     4.82%   $ 6,399,244   $166,188    5.17%
    Residential real estate                 3,272,422     88,955     5.45      3,551,134    104,600    5.92
    Consumer                                  678,683     23,441     6.94        711,008     26,003    7.37
                                          ----------------------             ----------------------
  Total loans                              10,559,476    273,190     5.15     10,661,386    296,791    5.56
  Investments and other (1)                 3,773,659     94,698     5.02      3,252,902     84,804    5.22
                                          ----------------------             ----------------------
    Total earning assets                   14,333,135    367,888     5.11     13,914,288    381,595    5.48
  Other assets, net                         1,046,506                          1,028,042
                                          -----------                        -----------
    Total assets                          $15,379,641                        $14,942,330
                                          ===========                        ===========
Interest-bearing liabilities:
 Interest-bearing deposits:
  Savings deposits                        $   918,775   $  1,684     0.37%   $   927,413   $  2,884    0.63%
  Interest-bearing demand deposits          2,380,375      9,571     0.81      1,591,942      6,925    0.88
  Money market deposits                     1,537,955      5,952     0.78      1,668,467      8,264    1.00
  Time deposits, excluding Brokered CDs     2,880,996     35,739     2.49      3,032,421     43,614    2.90
                                           ----------------------            ----------------------
  Total interest-bearing
    deposits,excluding Brokered CDs         7,718,101     52,946     1.38      7,220,243     61,687    1.72
  Brokered CDs                                206,527      1,264     1.23        203,719      1,861    1.84
                                          ----------------------             ----------------------

 Total interest-bearing deposits            7,924,628     54,210     1.38      7,423,962     63,548    1.73
 Wholesale funding                          4,232,740     39,933     1.87      4,490,450     50,890    2.26
                                          ----------------------             -----------
   Total interest-bearing liabilities      12,157,368     94,143     1.55     11,914,412    114,438    1.93
                                                          ------                            -------
Noninterest-bearing demand deposits         1,718,881                          1,587,968
Other liabilities                             126,674                            145,146
Stockholders' equity                        1,376,718                          1,294,804
                                          -------------                      -----------
   Total liabilities and equity           $15,379,641                        $14,942,330
                                          =============                      ===========
Interest rate spread                                                  3.56%                            3.55%
Net free funds                                                        0.24                             0.28
                                                                      -----                            -----
Taxable equivalent net interest
  income and net interest margin                        $273,745     3.80%                 $267,157    3.83%
                                                        ==================                 =================
Taxable equivalent adjustment                             12,791                             12,508
                                                        --------                           --------
Net interest income                                     $260,954                           $254,649
                                                        ========                           ========

(1) The yield on tax exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented.

(2) Nonaccrual loans and loans held for sale are included in the average balances.

(3)  Interest income includes net loan fees.

----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
                                                  TABLE 2 (continued)
                                 Net Interest Income Analysis-Taxable Equivalent Basis
                                                    ($ in Thousands)
----------------------------------------------------------------------------------------------------------------
                                           Three Months ended June 30, 2004    Three Months ended June 30, 2003
                                           --------------------------------    ---------------------------------
                                                        Interest    Average               Interest    Average
                                           Average       Income/     Yield/    Average     Income/     Yield/
                                           Balance       Expense      Rate     Balance     Expense      Rate
----------------------------------------------------------------------------------------------------------------
Earning assets:
  Loans: (1) (2) (3)
    Commercial                            $ 6,684,527   $ 81,007     4.80%   $ 6,470,954   $ 83,333    5.10%
    Residential real estate                 3,334,052     45,095     5.42      3,564,125     51,778    5.81
    Consumer                                  666,963     11,573     6.97        708,351     12,940    7.32
                                          ----------------------             ----------------------
  Total loans                              10,685,542    137,675     5.13     10,743,430    148,051    5.48
  Investments and other (1)                 3,795,159     47,263     4.98      3,248,185     41,884    5.16
                                          ----------------------             ----------------------
    Total earning assets                   14,480,701    184,938     5.09     13,991,615    189,935    5.41
  Other assets, net                         1,017,304                          1,024,882
                                          -----------                        -----------
    Total assets                          $15,498,005                        $15,016,497
                                          ===========                        ===========
Interest-bearing liabilities:
 Interest-bearing deposits:
  Savings deposits                        $   939,025   $    843     0.36%   $   945,048   $  1,431    0.61%
  Interest-bearing demand deposits          2,396,737      4,871     0.82      1,696,412      3,812    0.90
  Money market deposits                     1,498,900      2,790     0.75      1,632,710      3,999    0.98
  Time deposits, excluding Brokered CDs     2,824,920     17,327     2.47      3,052,046     21,549    2.83
                                          ----------------------             ----------------------
  Total interest-bearing
    deposits, excluding Brokered CDs        7,659,582     25,831     1.36      7,326,216     30,791    1.69
  Brokered CDs                                268,709        825     1.24        175,215        767    1.76
                                          ----------------------             ----------------------

 Total interest-bearing deposits            7,928,291     26,656     1.35      7,501,431     31,558    1.69
 Wholesale funding                          4,303,442     20,016     1.85      4,440,446     24,951    2.23
                                          ----------------------             ----------------------

   Total interest-bearing liabilities      12,231,733     46,672     1.53     11,941,877     56,509    1.89
                                                          ------                             ------
Noninterest-bearing demand deposits         1,773,654                          1,619,773
Other liabilities                             117,986                            146,342
Stockholders' equity                        1,374,632                          1,308,505
                                          -----------                         ----------
   Total liabilities and equity           $15,498,005                        $15,016,497
                                          ===========                        ===========
Interest rate spread                                                 3.56%                             3.52%
Net free funds                                                       0.24                              0.27
                                                                     -----                             -----
Taxable equivalent net interest
  income and net interest margin                        $138,266     3.80%                 $133,426    3.79%
                                                        ==================                 =================
Taxable equivalent adjustment                              6,387                              6,231
                                                        --------                           --------
Net interest income                                     $131,879                           $127,195
                                                        ========                           ========
----------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
                                              TABLE 3
                         Volume / Rate Variance - Taxable Equivalent Basis
                                          ($ in Thousands)
-------------------------------------------------------------------------------------------------
                                                                   Comparison of
                                                    Six months ended June 30, 2004 versus 2003
                                                    ------------------------------------------
                                                                      Variance Attributable to
                                                                      ------------------------
                                                     Income/Expense
                                                      Variance (1)       Volume        Rate
-------------------------------------------------------------------------------------------------
INTEREST INCOME: (2)
Loans:
  Commercial                                            $ (5,394)       $  5,543     $(10,937)
  Residential real estate                                (15,645)         (7,259)      (8,386)
  Consumer                                                (2,562)         (2,848)         286
                                                        --------------------------------------
Total loans                                              (23,601)         (4,564)     (19,037)
Investments and other                                      9,894          13,382       (3,488)
                                                        --------------------------------------
   Total interest income                                $(13,707)       $  8,818     $(22,525)
INTEREST EXPENSE:
Interest-bearing deposits:
  Savings deposits                                      $ (1,200)       $    (27)    $ (1,173)
  Interest-bearing demand deposits                         2,646           3,221         (575)
  Money market deposits                                   (2,312)           (605)      (1,707)
  Time deposits, excluding brokered CDs                   (7,875)         (2,073)      (5,802)
                                                        --------------------------------------
    Interest-bearing deposits, excluding brokered CDs     (8,741)            516       (9,257)
  Brokered CDs                                              (597)             27         (624)
                                                        --------------------------------------
Total interest-bearing deposits                           (9,338)            543       (9,881)
Wholesale funding                                        (10,957)         (2,704)      (8,253)
                                                        --------------------------------------
   Total interest expense                                (20,295)         (2,161)     (18,134)
                                                        --------------------------------------
Net interest income, taxable equivalent                 $  6,588        $ 10,979     $ (4,391)
                                                        ======================================

(1) The change in interest due to both rate and volume has been allocated proportionately to volume variance and rate variance based on the relationship of the absolute dollar change in each.

(2) The yield on tax-exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented.

-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
                                         TABLE 3 (continued)
                          Volume / Rate Variance - Taxable Equivalent Basis
                                           ($ in Thousands)
-------------------------------------------------------------------------------------------------
                                                                   Comparison of
                                                   Three months ended June 30, 2004 versus 2003
                                                   --------------------------------------------
                                                                      Variance Attributable to
                                                                      ------------------------
                                                     Income/Expense
                                                      Variance (1)       Volume        Rate
-------------------------------------------------------------------------------------------------
INTEREST INCOME: (2)
Loans:
  Commercial                                            $ (2,326)       $  2,684     $ (5,010)
  Residential real estate                                 (6,683)         (2,872)      (3,811)
  Consumer                                                (1,367)         (1,617)         250
                                                        --------------------------------------
Total loans                                              (10,376)         (1,805)      (8,571)
Investments and other                                      5,379           6,962       (1,583)
                                                        --------------------------------------
   Total interest income                                $ (4,997)       $  5,157     $(10,154)
INTEREST EXPENSE:
Interest-bearing deposits:
  Savings deposits                                      $   (588)       $     (9)    $   (579)
  Interest-bearing demand deposits                         1,059           1,444         (385)
  Money market deposits                                   (1,209)           (310)        (899)
  Time deposits, excluding brokered CDs                   (4,222)         (1,546)      (2,676)
                                                        --------------------------------------
    Interest-bearing deposits, excluding brokered CDs     (4,960)           (421)      (4,539)
  Brokered CDs                                                58             330         (272)
                                                        --------------------------------------
Total interest-bearing deposits                           (4,902)            (91)      (4,811)
Wholesale funding                                         (4,935)           (755)      (4,180)
                                                        --------------------------------------
   Total interest expense                                 (9,837)           (846)      (8,991)
                                                        --------------------------------------
Net interest income, taxable equivalent                 $  4,840        $  6,003     $ (1,163)
                                                        ======================================
--------------------------------------------------------------------------------------------------

Provision for Loan Losses

The provision for loan losses for the first six months of 2004 was $11.1 million, compared to $25.1 million for the same period in 2003. At June 30, 2004, the allowance for loan losses was $178.0 million, compared to $177.6 million at December 31, 2003, and $172.4 million at June 30, 2003. Net charge offs were $10.7 million and $15.2 million for the six months ended June 30, 2004 and 2003, respectively. Annualized net charge offs as a percent of average loans for year-to-date 2004 were 0.20%, compared to 0.30% for the full year 2003 and 0.29% for the comparable year-to-date period in 2003. The ratio of the allowance for loan losses to total loans was 1.69%, down from 1.73% at December 31, 2003 and up from 1.66% at June 30, 2003. Nonperforming loans at June 30, 2004, were $85.9 million, compared to $121.5 million at December 31, 2003, and $117.2 million at June 30, 2003. See Table 8.

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

Noninterest Income

For the six months ended June 30, 2004, noninterest income was $108.4 million, down $23.6 million or 17.9% compared to $132.0 million for year-to-date 2003. The change between comparable periods was impacted by mortgage banking income (notably lower revenue from significantly lower refinancing activity throughout the industry), the timing of a 2003 sale and services agreement relating to the Corporation's credit card merchant processing business, and partially offset by the acquisitions of CFG and Jabas.

---------------------------------------------------------------------------------------------------------------------------
                                                                         TABLE 4
                                                       Noninterest Income
                                                         ($ in Thousands)
---------------------------------------------------------------------------------------------------------------------------
                                       2nd Qtr.    2nd Qtr.    Dollar    Percent    YTD        YTD      Dollar     Percent
                                         2004        2003      Change    Change     2004       2003     Change     Change
---------------------------------------------------------------------------------------------------------------------------
Trust service fees                     $ 8,043     $ 7,796   $    247      3.2%   $ 15,911   $ 14,426  $  1,485     10.3%
Service charges on deposit accounts     13,141      12,462        679      5.4      25,538     24,273     1,265      5.2
Mortgage banking                         9,045      27,113    (18,068)   (66.6)     18,071     51,613   (33,542)   (65.0)
Credit card & other nondeposit fees      6,074       5,192        882     17.0      11,745     12,588      (843)    (6.7)
Retail commissions                      13,162       7,407      5,755     77.7      22,519     10,710    11,809    110.3
Bank owned life insurance income         3,641       3,450        191      5.5       6,996      6,841       155      2.3
Other                                    2,742       4,771     (2,029)   (42.5)      5,874     11,550    (5,676)   (49.1)
                                       ------------------------------------------------------------------------------------
  Subtotal                             $55,848     $68,191   $(12,343)  (18.1)%   $106,654   $132,001  $(25,347)   (19.2)%
Asset sale gains (losses), net             218        (790)     1,008     N/M          440       (668)    1,108      N/M
Investment securities gains
(losses), net                            (569)       1,027     (1,596)    N/M        1,362        701       661     N/M
                                       ------------------------------------------------------------------------------------
  Total noninterest income             $55,497     $68,428   $(12,931)  (18.9)%   $108,456   $132,034  $(23,578)   (17.9)%
                                       ====================================================================================
N/M - Not meaningful.
---------------------------------------------------------------------------------------------------------------------------

Trust service fees were $15.9 million, up $1.5 million, or 10.3%, between the comparable six-month periods. The change was predominantly the result of new business, increases in the fee structure on personal trust accounts in mid-2003, and an improving stock market. The market value of assets under management was $4.3 billion at June 30, 2004 compared to $3.8 billion at June 30, 2003, reflecting higher equity values compared to the prior year.

Service charges on deposit accounts were $25.5 million, up $1.3 million, or 5.2%, a function of both higher service charges on business accounts and higher fees on overdrafts/nonsufficient funds (due to rate increases and higher volumes).

Mortgage banking income in 2004 was affected by a slowdown in refinancing activity throughout the industry due to higher mortgage rates. Mortgage banking income, consisting of servicing fees, the gain or loss on sales of mortgage loans to the secondary market, and other related fees, was $18.1 million for the first half of 2004, down $33.5 million from the comparable period in 2003. The decrease was driven primarily by reduced secondary mortgage loan production (mortgage loan production to be sold to the secondary market) and resultant sales. Secondary mortgage loan production declined 60% between the comparable six-month periods ($0.9 billion in the first half of 2004 versus $2.3 billion in the first half of 2003). The lower production levels impacted both gains on sales of loans and volume-related fees, collectively down $33.7 million. Servicing fees on the portfolio serviced for others were up $0.2 million between comparable periods, due largely to an increase in the portfolio serviced for others ($6.01 billion at June 30, 2004, versus $5.47 billion at June 30, 2003).

Credit card and other nondeposit fees were $11.7 million for the first six months of 2004, a decrease of $0.8 million or 6.7% from year-to-date 2003. The decrease was attributable predominantly to lower credit card fees associated with a merchant processing sale and services agreement signed in March 2003, partially offset by increases in other commercial and retail fees.

Retail commission income (which includes commissions from insurance and brokerage product sales) was $22.5 million, up $11.8 million between comparable periods, largely impacted by the acquisitions of CFG on April 1, 2003 and Jabas on April 1, 2004. Insurance commissions were up $10.9 million (including $1.5 million increase in fixed annuities) and brokerage commissions were up $0.9 million (including $0.2 million increase in variable annuities), aided by stronger financial market performance.

Other noninterest income was $5.9 million for the first six months of 2004, down $5.7 million versus the comparable period in 2003, which included a $1.5 million gain on the sale of out-of-market credit card accounts and a $3.4 million gain recognized in connection with a credit card merchant processing sale and services agreement. Asset sale gains for 2004 were $0.4 million, including a $0.3 million net premium on the sale of $7 million in deposits from one branch and $0.3 million net gain on the sale of an other real estate owned property, while asset sale losses for 2003 were $0.7 million, including a $0.6 million loss on the sale of an other real estate owned property. The 2004 investment securities gain of $1.4 million was the net result of a $1.9 million gain on the sale of common stock holdings during first quarter, net of a second quarter $0.2 million other-than-temporary write-down on a security and a $0.4 million loss on the sale of securities. The 2003 investment securities net gain of $0.7 million was the net result of a second quarter $1.0 million gain on the sale of common stock holdings, net of a first quarter $0.3 million other-than-temporary write-down on a security.

Noninterest Expense

Noninterest expense was $183.3 million, down $15.5 million compared to last year, with higher costs due to the CFG and Jabas acquisitions more than offset by lower mortgage servicing rights expense and loan expense.

---------------------------------------------------------------------------------------------------------------------------
                                                           TABLE 5
                                                     Noninterest Expense
---------------------------------------------------------------------------------------------------------------------------
                                       2nd Qtr.    2nd Qtr.    Dollar    Percent    YTD        YTD      Dollar     Percent
                                         2004        2003      Change    Change     2004       2003     Change     Change
---------------------------------------------------------------------------------------------------------------------------
                                                       ($ in Thousands)
Personnel expense                      $53,612    $ 51,733  $   1,879      3.6%   $105,888   $100,569  $  5,319      5.3%
Occupancy                                6,864       7,151       (287)    (4.0)     14,336     14,266        70      0.5
Equipment                                2,878       3,190       (312)    (9.8)      5,877      6,434      (557)    (8.7)
Data processing                          6,128       5,602        526      9.4      11,801     11,220       581      5.2
Business development &
  advertising                            4,057       3,553        504     14.2       6,714      6,916      (202)    (2.9)
Stationery and supplies                  1,429       1,634       (205)   (12.5)      2,655      3,313      (658)   (19.9)
Mortgage servicing rights
  expense                               (2,368)     13,021    (15,389)  (118.2)      4,404     24,619   (20,215)   (82.1)
Intangible amortization expense            934         870         64      7.4       1,716      1,220       496     40.7
Loan expense                             1,670         950        720     75.8       3,056      4,298    (1,242)   (28.9)
Other                                   14,415      14,483        (68)    (0.5)     26,828     25,886       942      3.6
                                       -----------------------------------------------------------------------------------
  Total noninterest expense            $89,619    $102,187  $(12,568)   (12.3)%   $183,275   $198,741  $(15,466)   (7.8)%
                                       ===================================================================================
---------------------------------------------------------------------------------------------------------------------------

Personnel expense (including salary-related expenses and fringe benefit expenses) increased $5.3 million or 5.3% over the first six months of 2003. The increase was attributable to the CFG and Jabas acquisitions, annual merit increases, and higher commission-based compensation, mitigated by lower costs due to lower overtime and temporary help and a reduction in full-time equivalent employees throughout the organization created by operating efficiencies and more disciplined hiring. Average full-time equivalent employees were 4,017 for the first six months of 2004 compared to 4,111 for the first six months of 2003. Salary-related expenses increased $3.7 million or 4.8% due principally to merit increases between the years and higher commission-based compensation. Fringe benefits were up $1.6 million or 6.8% over the first half of 2003, due primarily to the increased cost of premium based benefits and other benefit plans.

Equipment expense declined $0.6 million, principally in equipment and computer depreciation expense, given aging equipment and lower replacement costs. Data processing costs increased to $11.8 million, up $0.6 million over the comparable period in 2003, due to web-based and other technology enhancements and conversions. Stationery and supplies were down $0.7 million and business development and advertising were down $0.2 million, both reflecting corporate initiatives to reduce selected discretionary expenses in 2004.

Mortgage servicing rights expense includes both the amortization of the mortgage servicing rights asset and increases or decreases to the valuation allowance associated with the mortgage servicing rights asset. Mortgage servicing rights expense decreased by $20.2 million between the six-month periods, with a $4.2 million recovery of the valuation allowance during year-to-date 2004 versus a $15.8 million addition to the valuation allowance for year-to-date 2003, and minimal change in the amortization of the mortgage servicing rights asset. Periods of strong mortgage refinance activity, particularly seen in the first half of 2003, increased the prepayment speeds of the Corporation's mortgage portfolio serviced for others, then slowed through the second half of 2003 and into 2004. While the continued reduction in refinancing activity in 2004 reduced mortgage banking income (as noted in section "Noninterest Income"), it also further slowed prepayment speeds in the servicing portfolio, supporting greater value of the mortgage servicing asset and lowering mortgage servicing rights expense. The fair value of servicing was approximately $48.7 million (representing 81 bp of loans serviced) at June 30, 2004, compared to $27.8 million (or 51 bp of loans serviced) at June 30, 2003. Estimated prepayment speeds are a key factor behind the valuation of mortgage servicing rights. Mortgage servicing rights are considered a critical accounting policy given that estimating the fair value of the mortgage servicing rights involves judgment, particularly of estimated prepayment speeds of the underlying mortgages serviced and the overall level of interest rates. Loan type and note rate are the predominant risk characteristics of the underlying loans used to stratify capitalized mortgage servicing rights for purposes of measuring impairment. A valuation allowance is established to the extent the carrying value of the mortgage servicing rights exceeds the estimated fair value by stratification. Net income could be affected if management's estimates of the prepayment speeds or other factors differ materially from actual prepayments. An other-than-temporary impairment is recognized as a write-down of the mortgage servicing rights asset and the related valuation allowance (to the extent valuation allowance is available) and then against earnings. A direct write-down permanently reduces the carrying value of the mortgage servicing rights asset and valuation allowance, precluding subsequent recoveries. Mortgage servicing rights, included in other intangible assets on the consolidated balance sheet, were $48.7 million, net of a $13.0 million valuation allowance at June 30, 2004. See section "Critical Accounting Policies" and Note 6, "Goodwill and Other Intangible Assets," of the notes to consolidated financial statements.

Loan expense was $3.1 million, down $1.2 million between comparable periods, primarily due to lower merchant processing costs, given the sale of the merchant processing during the first quarter of 2003, and lower mortgage loan expenses. Other expense was up $0.9 million from year-to-date 2003, attributable principally to higher loan collection and foreclosure expenses.

Income Taxes

Income tax expense for the first six months of 2004 was $51.0 million, up $2.8 million from the comparable period in 2003. The effective tax rate (income tax expense divided by income before taxes) was 29.1% and 29.6% for year-to-date 2004 and year-to-date 2003, respectively.

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

Balance Sheet

At June 30, 2004, total assets were $15.5 billion, an increase of $0.3 billion, or 1.9%, over June 30, 2003. The growth in assets was comprised principally of increases in investment securities (up $425 million, notably in mortgage-related securities) and loans (up $169 million), offset by a decrease of $323 million in loans held for sale. Commercial loans grew $126 million, or 1.9%, since June 30, 2003 to represent 64% of total loans at June 30, 2004. Home equity loans grew $116 million, or 12.9%, an area of growth emphasis; while residential mortgage loans decreased $32 million. Total deposits of $9.6 billion at June 30, 2004 were up $130 million, or 1.4%, compared to a year ago. Interest-bearing transaction accounts (savings, interest-bearing demand, and money market) grew by $444 million (10.2%). Brokered CDs increased $100 million, while other time deposits declined $403 million to 28% of deposits at June 30, 2004 versus 33% at June 30, 2003, attributable to scheduled maturities, the low interest rate environment, and improvements in market conditions. Short-term borrowings grew $509 million, primarily in federal funds purchased. Long-term funding was down $377 million since June 30, 2003, as Federal Home Loan Bank advances and bank notes matured and were replaced by short-term borrowings or smaller issuances of Federal Home Loan Bank advances and repurchase agreements (see Note 7, "Long-term Funding," of the notes to consolidated financial statements).

Since year-end 2003 the balance sheet increased $0.3 billion, 3.4% annualized growth, principally from loan growth. Loans grew $265 million, primarily in commercial loans (up $228 million) and residential real estate (up $68 million), while consumer loans decreased $31 million. Deposits decreased $209 million to $9.6 billion at June 30, 2004, attributable to a $303 million decline in other time deposits, partially offset by a $98 million increase in brokered CDs. Short-term borrowings grew $659 million (primarily in federal funds purchased and securities sold under agreements to repurchase), while long-term funding declined $207 million (due to scheduled maturities of Federal Home Loan Bank advances). See Tables 6 and 7 for period end loan and deposit composition, respectively.

----------------------------------------------------------------------------------------------------------------------
                                                          TABLE 6
                                                Period End Loan Composition
                                                      ($ in Thousands)
----------------------------------------------------------------------------------------------------------------------
                                               June 30,        % of       June 30,      % of      Dec. 31,     % of
                                                 2004          Total        2003        Total       2003       Total
----------------------------------------------------------------------------------------------------------------------
Commercial, financial &agricultural          $ 2,247,779        21%     $ 2,312,143      22%    $ 2,116,463     21%
Real estate-construction                       1,118,284        11          975,415      10       1,077,731     10
Commercial real estate                         3,292,783        31        3,255,918      31       3,246,954     32
Lease financing                                   48,979         1           38,666      --          38,968     --
                                             -------------------------------------------------------------------------
  Commercial                                   6,707,825        64        6,582,142      63       6,480,116     63
Residential mortgage                           2,170,984        20        2,202,690      21       2,145,227     21
Home equity                                    1,011,489        10          895,952       9         968,744      9
                                             -------------------------------------------------------------------------
  Residential real estate                      3,182,473        30        3,098,642      30       3,113,971     30
Consumer                                         666,305         6          706,580       7         697,723      7
                                             -------------------------------------------------------------------------
Total loans                                  $10,556,603       100%     $10,387,364     100%    $10,291,810    100%
                                             =========================================================================
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
                                                          TABLE 7
                                              Period End Deposit Composition
                                                      ($ in Thousands)
----------------------------------------------------------------------------------------------------------------------
                                               June 30,        % of       June 30,      % of      Dec. 31,     % of
                                                 2004          Total        2003        Total       2003       Total
----------------------------------------------------------------------------------------------------------------------
Noninterest-bearing demand                   $ 1,822,716        19%     $ 1,833,703      19%    $ 1,814,446     18%
Savings                                          948,755        10          942,027      10         890,092      9
Interest-bearing demand                        2,355,287        25        1,797,065      19       2,330,478     24
Money market                                   1,477,513        15        1,598,317      17       1,573,678     16
Brokered CDs                                     263,435         3          163,857       2         165,130      2
Other time                                     2,715,886        28        3,118,491      33       3,019,019     31
                                             -----------------------------------------------------------------------
Total deposits                               $ 9,583,592       100%     $ 9,453,460     100%    $ 9,792,843    100%
                                             =======================================================================
Total deposits, excluding Brokered CDs       $ 9,320,157        97%     $ 9,289,603      98%    $ 9,627,713     98%
                                             =======================================================================
----------------------------------------------------------------------------------------------------------------------

Allowance for Loan Losses

The loan portfolio is the primary asset subject to credit risk. Credit risks are inherently different for each different loan type. Credit risk is controlled and monitored through the use of lending standards, a thorough review of potential borrowers, and on-going review of loan payment performance. Active asset quality administration, including early problem loan identification and timely resolution of problem loans, aids in the management of credit risk and minimization of loan losses.

-------------------------------------------------------------------------------------------------------------
                                                    TABLE 8
                               Allowance for Loan Losses and Nonperforming Assets
                                                ($ in Thousands)
-------------------------------------------------------------------------------------------------------------
                                                                      At and for the         At and for the
                                                                     six months ended          year ended
                                                                         June 30,             December 31,
-------------------------------------------------------------------------------------------------------------
                                                                 2004             2003             2003
                                                               --------------------------------------------
Allowance for Loan Losses:
Balance at beginning of period                                 $177,622         $162,541         $162,541
Provision for loan losses                                        11,065           25,092           46,813
Charge offs                                                     (12,722)         (17,291)         (37,107)
Recoveries                                                        2,015            2,098            5,375
                                                               -------------------------------------------
    Net charge offs                                             (10,707)         (15,193)         (31,732)
                                                               -------------------------------------------
Balance at end of period                                       $177,980         $172,440         $177,622
                                                               ===========================================

Nonperforming Assets:
Nonaccrual loans                                               $ 80,622         $110,820         $113,944
Accruing loans past due 90 days or more                           5,207            6,311            7,495
Restructured loans                                                   40               46               43
                                                               -------------------------------------------
      Total nonperforming loans                                  85,869          117,177          121,482
Other real estate owned                                           6,613           14,707            5,457
                                                               -------------------------------------------
      Total nonperforming assets                               $ 92,482         $131,884         $126,939
                                                               ===========================================

Ratios:
Allowance for loan losses to net charge offs (annualized)          8.27x            5.63x            5.60x
Net charge offs to average loans (annualized)                      0.20%            0.29%            0.30%
Allowance for loan losses to total loans                           1.69%            1.66%            1.73%
Nonperforming loans to total loans                                 0.81%            1.13%            1.18%
Nonperforming assets to total assets                               0.60%            0.87%            0.83%
Allowance for loan losses to nonperforming loans                    207%             147%             146%
-------------------------------------------------------------------------------------------------------------

As of June 30, 2004, the allowance for loan losses was $178.0 million compared to $172.4 million at June 30, 2003, and $177.6 million at December 31, 2003. The allowance for loan losses at June 30, 2004 increased $5.6 million since June 30, 2003 and $0.4 million since December 31, 2003. At June 30, 2004, the allowance for loan losses to total loans was 1.69% and covered 207% of nonperforming loans, compared to 1.66% and 147%, respectively, at June 30, 2003, and 1.73% and 146%, respectively, at December 31, 2003. Table 8 provides additional information regarding activity in the allowance for loan losses and nonperforming assets.

Gross charge offs were $12.7 million for the six months ended June 30, 2004, $17.3 million for the comparable period ended June 30, 2003, and $37.1 million for year-end 2003, while recoveries for the corresponding periods were $2.0 million, $2.1 million and $5.4 million, respectively. The ratio of net charge offs to average loans on an annualized basis was 0.20%, 0.29%, and 0.30% for the six-month periods ended June 30, 2004 and June 30, 2003, and for the 2003 year, respectively. Five commercial credits in various industries accounted for approximately $5.5 million of the net charge offs for the six months ended June 30, 2004, while a few commercial credits in the construction and hospitality industry accounted for approximately $9.3 million and $16.5 million of the net charge offs for the six months ended June 30, and the year ended December 31, 2003, respectively.

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

The allocation methods used for June 30, 2004, June 30, 2003, and December 31, 2003 were comparable, using specific allocations or factors for criticized loans and for non-criticized loan categories, as defined by the Corporation. Factors applied are reviewed periodically and adjusted to reflect changes in trends or other risks. Current economic conditions at each period end carried various uncertainties requiring management's judgment as to the impact on the business results of numerous individual borrowers and certain industries. Total loans at June 30, 2004, were up $169 million (1.6%) since June 30, 2003, primarily in the commercial portfolio, which grew $126 million, or 1.9%, to represent 64% of total loans versus 63% a year ago (see Table 6). Total loans increased $265 million compared to December 31, 2003, with commercial loans accounting for the majority of growth (up $228 million, or 7.1%, annualized). Nonperforming loans were $85.9 million, or 0.81% of total loans at June 30, 2004, down from $117.2 million, or 1.13% of loans a year ago, and $121.5 million, or 1.18% of loans at year-end 2003. Approximately $22 million of the $35.6 million improvement in nonperforming loans since year-end came from paydowns on four large problem loans, as management continues to work through problem credits. As a result, criticized commercial loans were down modestly (9%) since December 31, 2003, as several larger loans were removed from criticized loans as loan paydowns were received (as noted above) or were upgraded to lower-risk categories due to overall credit improvements; however, potential problem loans have increased 13% since December 31, 2003 (see section "Nonperforming Loans and Other Real Estate Owned"). The allowance for loan losses to loans was 1.69%, 1.66% and 1.73% for June 30, 2004, and June 30 and December 31, 2003, respectively.

Management believes the allowance for loan losses to be adequate at June 30, 2004.

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

Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, loans 90 days or more past due but still accruing, and restructured loans. The Corporation specifically excludes from its definition of nonperforming loans student loan balances that are 90 days or more past due and still accruing and that have contractual government guarantees as to collection of principal and interest. The Corporation had $9 million, $16 million and $13 million of these loans at June 30, 2004, June 30, 2003, and December 31, 2003, respectively.

Table 8 provides detailed information regarding nonperforming assets, which include nonperforming loans and other real estate owned. Nonperforming assets to total assets were 0.60%, 0.87%, and 0.83% at June 30, 2004, June 30, 2003, and
December 31, 2003, respectively.

Total nonperforming loans at June 30, 2004 were down $31.3 million from June 30, 2003 and $35.6 million from year-end 2003. The ratio of nonperforming loans to total loans was 0.81% at June 30, 2004, as compared to 1.13% and 1.18% at June 30, 2003, and year-end 2003, respectively. Compared to June 30, 2003, nonaccrual loans account for the majority of the $31.3 million decrease in nonperforming loans, with the majority of the improvement attributable to the paydowns on four large problem credits (totaling approximately $22 million, with one each in the hospitality industry, the construction industry, a golf course, and multi-family housing), as management continues to work through problem credits. Nonaccrual loans decreased $30.2 million and accruing loans past due 90 or more days were down $1.1 million between June periods-ends. Compared to December 31, 2003, nonaccrual loans also account for the majority of the $35.6 million decrease in nonperforming loans (nonaccrual loans down $33.3 million and accruing loans past due 90 or more days down $2.3 million), with the majority of the improvement also attributable to the paydowns noted previously.

Other real estate owned was $6.6 million at June 30, 2004, compared to $14.7 million at June 30, 2003, and $5.5 million at year-end 2003. The change in other real estate owned was predominantly due to the addition and subsequent sale of commercial real estate properties. An $8.0 million property was added during fourth quarter 2002, three commercial properties (at $1.1 million, $1.5 million, and $2.7 million) were added during 2003, and a $1.3 million commercial property was added during first quarter 2004. The $1.5 million property was sold during the second quarter of 2003 (at a net loss of $0.6 million), the $8.0 million property was sold during the third quarter of 2003 (at a net gain of $1.0 million), and the $2.7 million property was sold during the fourth quarter of 2003 (at a small gain). Also during fourth quarter 2003, a $0.5 million write-down was recorded in other noninterest expense on another commercial property in other real estate owned.

Potential problem loans are certain loans bearing risk ratings by management that are not in nonperforming loan status but where there are doubts as to the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that the Corporation expects losses to occur but that management recognizes a higher degree of risk associated with these loans. The level of potential problem loans is a predominant factor in determining the relative level of risk in the loan portfolio and in the determination of the level of the allowance for loan losses. The loans that have been reported as potential problem loans are not concentrated in a particular industry but rather cover a diverse range of businesses. At June 30, 2004, potential problem loans totaled $277 million, compared to $236 million at June 30, 2003, and $245 million at December 31, 2003.

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

In addition to dividends and service fees from subsidiaries, the Parent Company has multiple funding sources that could be used to increase liquidity and provide additional financial flexibility. These sources include a revolving credit facility, commercial paper, and two shelf registrations to issue debt and preferred securities or a combination thereof. The Parent Company has available a $100 million revolving credit facility with established lines of credit from nonaffiliated banks, of which $100 million was available at June 30, 2004. In addition, $200 million of commercial paper was available at June 30, 2004, under the Parent Company's commercial paper program.

In May 2002, the Parent Company filed a "shelf" registration statement under which up to $300 million of trust preferred securities may be offered. In May 2002, $175 million of trust preferred securities were issued, bearing a 7.625% fixed coupon rate. At June 30, 2004, $125 million was available under the trust preferred shelf. In May 2001, the Parent Company filed a "shelf" registration statement whereby the Parent Company may offer up to $500 million of any combination of the following securities, either separately or in units: debt securities, preferred stock, depositary shares, common stock, and warrants. In August 2001, the Parent Company obtained $200 million in a subordinated note offering, bearing a 6.75% fixed coupon rate and 10-year maturity. At June 30, 2004, $300 million was available under the shelf registration.

Investment securities are an important tool to the Corporation's liquidity objective. As of June 30, 2004, all securities are classified as available for sale and are reported at fair value on the consolidated balance sheet. Of the $3.8 billion investment portfolio at June 30, 2004, $2.0 billion were pledged to secure certain deposits, Federal Home Loan Bank advances, or for other purposes as required or permitted by law. The remaining securities could be pledged or sold to enhance liquidity, if necessary.

The bank subsidiaries have a variety of funding sources (in addition to key liquidity sources, such as core deposits, loan sales, loan and investment portfolio repayments and maturities, and loan and investment portfolio sales) available to increase financial flexibility. A $2 billion bank note program associated with Associated Bank, National Association, was established during 2000. Under this program, short-term and long-term debt may be issued. As of June 30, 2004, $300 million of long-term bank notes and $200 million of short-term bank notes were outstanding. At June 30, 2004, $1.5 billion was available under this program. The banks have also established federal funds lines with major banks and the ability to borrow from the Federal Home Loan Bank ($0.8 billion was outstanding at June 30, 2004). In addition, the bank subsidiaries also accept Eurodollar deposits, issue institutional certificates of deposit, and from time to time offer brokered certificates of deposit.

For the six months ended June 30, 2004, net cash provided from operating and financing activities was $184.4 million and $186.3 million, respectively, while investing activities used net cash of $410.2 million, for a net decrease in cash and cash equivalents of $39.5 million since year-end 2003. In the first six months of 2004 maturities of time deposits occurred (down $303 million or 20% annualized) and net asset growth since year-end 2003 was moderate (up $255 million or 3% annualized). Therefore, other funding sources were utilized, particularly short-term borrowings, to fund asset growth, replenish the net decrease in deposits, provide for the repayment of long-term debt and common stock repurchases, and payment of cash dividends to the Corporation's stockholders.

For the six months ended June 30, 2003, net cash provided from operating and financing activities was $87.2 million and $41.2 million, respectively, while investing activities used net cash of $151.5 million, for a net decrease in cash and cash equivalents of $23.1 million since year-end 2002. In the first six months of 2003 deposit growth was strong (up $329 million), while net asset growth since year-end 2002 was moderate (up $176 million or 2% annualized). Thus, the reliance on other funding sources was reduced, particularly short-term borrowings. The deposit growth provided for the repayment of short-term borrowings and long-term debt, common stock repurchases, and the payment of cash dividends to the Corporation's stockholders.

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

Stockholders' equity at June 30, 2004 increased to $1.4 billion, up $60.6 million compared to June 30, 2003. The increase in equity between the two periods was primarily composed of the retention of earnings and the exercise of stock options, with partially offsetting decreases to equity from the payment of dividends and the repurchase of common stock. Additionally, stockholders' equity at June 30, 2004, included $15.3 million of accumulated other comprehensive income versus $65.8 million at June 30, 2003. The decrease in accumulated other comprehensive income was predominantly related to a decrease in unrealized gains on securities available for sale, partially offset by a change in the additional pension obligation and lower unrealized losses on cash flow hedges, net of the tax effect. The ratio of stockholders' equity to assets was 8.89% and 8.66% at June 30, 2004 and 2003, respectively.

Stockholders' equity grew $30.5 million since year-end 2003. The increase in equity between the two periods was primarily composed of the retention of earnings and the exercise of stock options, with partially offsetting decreases to equity from the payment of dividends and the repurchase of common stock. Additionally, stockholders' equity at year-end 2003 included $52.1 million of accumulated other comprehensive income versus $15.3 million at June 30, 2004. The decrease in accumulated other comprehensive income was predominantly related to lower unrealized gains on securities available for sale, partially offset by lower unrealized losses on cash flow hedges, net of the tax effect. Stockholders' equity to assets at June 30, 2004 was 8.89%, compared to 8.84% at December 31, 2003.

Cash dividends of $0.4767 per share were paid in year-to-date 2004, compared to $0.4333 per share in year-to-date 2003, representing an increase of 10.0%.

The Board of Directors has authorized management to repurchase shares of the Corporation's common stock each quarter in the market, to be made available for issuance in connection with the Corporation's employee incentive plans and for other corporate purposes. For the Corporation's employee incentive plans, the Board of Directors authorized the repurchase of up to 3.0 million shares in 2004 (750,000 shares per quarter) and up to 2.4 million shares (600,000 shares per quarter) in 2003. Of these authorizations, 697,000 shares were repurchased for $20.1 million during the first six months of 2004 at an average cost of $28.91 per share, while none were repurchased during 2003. Additionally, under two separate actions in 2000 and one action in 2003, the Board of Directors authorized the repurchase and cancellation of the Corporation's outstanding shares, not to exceed approximately 16.5 million shares on a combined basis. Under these authorizations no shares were repurchased during the first six months of 2004, while approximately 1.8 million shares were repurchased during year-to-date 2003 at an average cost of $23.11 per share. At June 30, 2004, approximately 5.6 million shares remain authorized to repurchase. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities.

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

-----------------------------------------------------------------------------------------------------------------
                                                        TABLE 9 (1)
                                 Capital Ratios
                      (In Thousands, except per share data)
-----------------------------------------------------------------------------------------------------------------
                                              June 30,      March 31,       Dec. 31,     Sept. 30,    June 30,
                                                2004          2004            2003         2003         2003
-----------------------------------------------------------------------------------------------------------------
Total stockholders' equity                  $1,378,894     $1,395,293      $1,348,427   $1,300,948   $1,318,246
Tier 1 capital                               1,275,924      1,255,142       1,221,647    1,189,657    1,177,457
Total capital                                1,631,109      1,607,707       1,572,770    1,538,751    1,526,884
Market capitalization                        3,260,722      3,289,616       3,137,330    2,774,558    2,699,844
                                            ---------------------------------------------------------------------
Book value per common share                 $    12.53     $    12.67      $    12.26   $    11.84   $    11.92
Cash dividend per common share                  0.2500         0.2267          0.2267       0.2267       0.2267
Stock price at end of period                     29.63          29.86           28.53        25.26        24.41
Low closing price for the quarter                27.09          28.08           25.87        24.75        21.43
High closing price for the quarter               30.13          30.37           28.75        25.93        25.61
                                            ---------------------------------------------------------------------
Total equity / assets                             8.89%          9.00%           8.84%        8.61%        8.66%
Tier 1 leverage ratio                             8.37           8.36            8.37         7.98         7.97
Tier 1 risk-based capital ratio                  11.06          11.00           10.86        10.64        10.48
Total risk-based capital ratio                   14.14          14.10           13.99        13.76        13.58
                                            ---------------------------------------------------------------------
Shares outstanding (period end)                110,048        110,168         109,966      109,840      110,604
Basic shares outstanding (average)             110,116        110,294         109,965      110,209      110,938
Diluted shares outstanding (average)           111,520        111,830         111,499      111,485      112,025

(1)  All share and per share financial information has been restated to reflect the effect of the 3-for-2 stock split.
-----------------------------------------------------------------------------------------------------------------------

Contractual Obligations, Commitments, Off-Balance Sheet Risk, and Contingent Liabilities

The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, commitments to originate residential mortgage loans held for sale, commercial letters of credit, standby letters of credit, forward commitments to sell residential mortgage loans, interest rate swaps, and interest rate caps. Please refer to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003, for discussion with respect to the Corporation's quantitative and qualitative disclosures about its fixed and determinable contractual obligations. Items disclosed in the Annual Report on Form 10-K have not materially changed since that report was filed. A discussion of the Corporation's derivative instruments at June 30, 2004, is included in
Note 8, "Derivatives and Hedging Activities," of the notes to consolidated financial statements and a discussion of the Corporation's commitments is included in Note 9, "Contractual Obligations, Commitments, Off-Balance Sheet Risk, and Contingent Liabilities," of the notes to consolidated financial statements.

Comparable Second Quarter Results

Net income for second quarter 2004 was $64.5 million, up $7.8 million or 13.8% from second quarter 2003 net income of $56.7 million. Return on average equity was 18.87%, up 150 bp from the second quarter of 2003, while return on average assets increased by 16 bp to 1.67%. See Tables 1 and 10.

Taxable equivalent net interest income for the second quarter of 2004 was $138.3 million, $4.8 million higher than the second quarter of 2003. Volume variances favorably impacted taxable equivalent net interest income by $6.0 million (primarily from growth of investments and other earning assets), while rate variances were unfavorable by $1.2 million (as the unfavorable rate variance on earning assets was greater than the favorable rate variance on interest-bearing liabilities). See Tables 2 and 3. Growth in average earning assets (up $489 million to $14.5 billion) was funded by increases in interest-bearing liabilities (up $290 million to $12.2 billion) and net free funds (led by average noninterest-bearing demand deposits, up $199 million). Average investments grew $547 million to $3.8 billion (primarily from balance sheet leveraging during fourth quarter 2003), while average loans were $10.7 billion, down $58 million between the comparable second quarter periods. Average interest-bearing deposits grew $427 million; however, the mix shifted from non-brokered time deposits and money market deposits to interest-bearing demand deposits and brokered certificates of deposit. Due to the growth in interest-bearing deposits, wholesale funding decreased $137 million to $4.3 billion (and represented 35.2% of interest-bearing liabilities for the second quarter of 2004 compared to 37.2% for the second quarter of 2003).

The net interest margin of 3.80% was up 1 bp from 3.79% for the second quarter of 2003, the net result of a 4 bp improvement in the interest rate spread (i.e., a 32 bp drop in the earning asset yield, net of a 36 bp decrease in the average cost of interest-bearing liabilities) and a 3 bp lower contribution from net free funds. The lower interest rate environment (the average Fed funds rate for the second quarter of 2004 was 23 bp lower than the second quarter of 2003), as well as refinancing pressures and competition, unfavorably impacted the rate sensitive earning assets. As a result, the yields on earning assets declined (particularly in loan yields which were down 35 bp). On the funding side, total interest-bearing deposits cost 1.35% on average for second quarter 2004, down 34 bp from the comparable quarter in 2003 and the rate on wholesale funding was down 38 bp.

The provision for loan losses for the second quarter of 2004 was $5.9 million, down from the second quarter of 2003 of $12.1 million. The allowance for loan losses to loans at June 30, 2004 was 1.69% compared to 1.66% at June 30, 2003. Net charge offs were $5.6 million for the three months ended June 30, 2004 and $10.1 million for the comparable quarter in 2003. Annualized net charge offs as a percent of average loans for second quarter were 0.21% versus 0.38% for the comparable quarter of 2003. Total nonperforming loans were $85.9 million, down from $117.2 million at June 30, 2003. See Tables 6 and 8 and discussion under sections "Provision for Loan Losses," "Allowance for Loan Losses," and "Nonperforming Loans and Other Real Estate Owned."

Noninterest income was $55.5 million for the second quarter of 2004, down $12.9 million from the second quarter of 2003 (see Table 4), with the majority of the decrease from mortgage banking income. Mortgage banking income was down $18.1 million, reflecting the industry-wide slowdown in refinancing activity (secondary mortgage production decreased to $0.6 billion for the second quarter of 2004 versus $1.2 billion for the second quarter of 2003). Retail commissions were up $5.8 million, primarily in insurance and fixed annuities, positively impacted by the Jabas acquisition. Credit card and other nondeposit fees increased $0.9 million, primarily in other commercial and retail service fees, and service charges on deposits grew $0.7 million, attributable to higher service charges on business accounts and higher fees on overdrafts/nonsufficient funds. Other income declined $2.0 million, with second quarter 2003 including a $1.5 million gain on the sale of out-of-market credit card accounts.

Noninterest expense for the second quarter of 2004 was down $12.6 million from the second quarter of 2003 (see Table 5), reflecting lower mortgage servicing rights expense as well as the company's larger operating base. Mortgage servicing rights expense was down $15.4 million, primarily the result of a $6.7 million recovery of the valuation allowance in the second quarter of 2004 versus an $8.5 million addition to the valuation allowance in the second quarter of 2003. Personnel expense increased $1.9 million (with increases of $1.3 million in salary-related expenses and $0.6 million in fringe benefits), particularly attributable to the

Jabas acquisition and annual merit increases between the periods.

Income taxes were up $2.7 million between comparable quarters, primarily due to the increase in income before tax as the effective tax rate was relatively level (at 29.8% for the second quarter of 2004 compared to 30.3% for the second quarter of 2003).

Sequential Quarter Results

Net income for the second quarter of 2004 was $64.5 million, up $4.9 million or 8.3% from first quarter 2004 net income of $59.6 million. Return on average equity was 18.87%, up 150 bp from the first quarter of 2004, while return on average assets increased 10 bp to 1.67%. See Tables 1 and 10.

------------------------------------------------------------------------------------------------------------------------
                                                        TABLE 10
                                             Selected Quarterly Information
                                                    ($ in Thousands)
-----------------------------------------------------------------------------------------------------------------------
                                                                        For the Quarter Ended
                                             --------------------------------------------------------------------------
                                                June 30,        March 31,       Dec. 31,     Sept. 30,      June 30,
                                                  2004             2004           2003         2003           2003
-----------------------------------------------------------------------------------------------------------------------
Summary of Operations:
Net interest income                           $  131,879       $   129,075    $   127,137   $  128,976    $   127,195
Provision for loan losses                          5,889             5,176          9,603       12,118         12,132
Noninterest income                                55,497            52,959         52,477       61,924         68,428
Noninterest expense                               89,619            93,656         94,120       95,807        102,187
Income taxes                                      27,363            23,642         20,282       24,589         24,635
                                              -------------------------------------------------------------------------
Net income                                    $   64,505       $    59,560    $    55,609   $   58,386    $    56,669
                                              =========================================================================

Taxable equivalent net interest income        $  138,266       $   135,479    $   133,367   $  135,141    $   133,426
Net interest margin                                 3.80%             3.80%          3.81%        3.78%          3.79%

Average Balances:
Assets                                        $15,498,005      $15,261,277    $14,852,390   $15,152,676   $15,016,497
Earning assets                                 14,480,701       14,185,569     13,828,992    14,128,702    13,991,615
Interest-bearing liabilities                   12,231,733       12,083,003     11,637,646    11,955,420    11,941,877
Loans                                          10,685,542       10,433,411     10,354,726    10,813,769    10,743,430
Deposits                                        9,701,945        9,585,074      9,679,789     9,485,000     9,121,204
Stockholders' equity                            1,374,632        1,378,804      1,309,167     1,304,983     1,308,505

Asset Quality Data:
Allowance for loan losses to total loans             1.69%            1.69%          1.73%         1.71%         1.66%
Nonperforming loans to total loans                   0.81%            0.89%          1.18%         1.22%         1.13%
Nonperforming assets to total assets                 0.60%            0.65%          0.83%         0.87%         0.87%
Net chargeoffs to average loans
  (annualized)                                       0.21%            0.20%          0.31%         0.31%         0.38%
-----------------------------------------------------------------------------------------------------------------------

Taxable equivalent net interest income for the second quarter of 2004 was $138.3 million, $2.8 million higher than first quarter 2004. Volume variances impacted taxable equivalent net interest income favorably by $3.4 million (primarily from loan growth), while rate variances were unfavorable by $0.6 million (primarily from unfavorable rate variance on earning assets exceeding favorable rate variance on interest-bearing liabilities). The net interest margin between the second and first quarters of 2003 was unchanged at 3.80%, reflecting a 1 bp higher contribution from net free funds offset by a 1 bp decrease in interest rate spread (i.e., a 5 bp drop in the earning asset yield, net of a 4 bp decrease in the average cost of interest-bearing liabilities). Average earning assets increased $295 million (8.4% annualized) between the sequential quarters, attributable to a $252 million increase in average loans (the net of a $152 million increase in commercial loans, $123 million increase in residential real estate loans, and a $23 million decrease in consumer loans), and a $43 million increase in average investments. The earning asset growth was funded by growth in average interest-bearing liabilities and net free funds. Average interest-bearing liabilities were up $149 million, primarily in wholesale funding (up $141 million, predominantly in short-term borrowings). Net free funds were up $146 million, led by increased average demand deposits (up $110 million, following the usual cyclical first quarter downturn in these balances).

The provision for loan losses for the second quarter of 2004 was $5.9 million, up from $5.2 million for the first quarter of 2004. The allowance for loan losses to loans at both June 30 and March 31, 2004 was 1.69%. Net charge offs were $5.6 million for second quarter 2004, compared to $5.1 million for first quarter 2004. Annualized net charge offs as a percent of average loans for second quarter were 0.21% versus 0.20% for first quarter 2004. Total nonperforming loans were $85.9 million, down from $93.6 million at March 31, 2004, attributable to the paydowns on four large problem credits (totaling approximately $6 million). See discussion under sections "Provision for Loan Losses," "Allowance for Loan Losses," and "Nonperforming Loans and Other Real Estate Owned."

Noninterest income increased $2.5 million to $55.5 million between sequential quarters. Retail commission income was up $3.8 million, predominantly in insurance and fixed annuities, benefiting from the Jabas acquisition on April 1, 2004. Service charges on deposit accounts grew $0.7 million, attributable to higher fees on overdrafts/nonsufficient funds. The $2.5 million unfavorable change in investment securities gains (losses) was due to a $0.2 million other-than-temporary write-down on a security and a $0.4 million loss on the sale of treasury securities during second quarter versus a $1.9 million gain on the sale of common stock holdings during first quarter.

On a sequential quarter basis, noninterest expense decreased $4.0 million. Mortgage servicing rights expense decreased $9.1 million, predominantly due to a $6.7 recovery of the valuation allowance in the second quarter compared to a $2.5 million addition to the valuation allowance in the first quarter. Personnel expense was up $1.3 million, particularly attributable to the Jabas acquisition. Following tightly controlled discretionary spending in the first quarter of 2004, business development and advertising was up $1.4 million (in support of planned business campaigns), data processing was up $0.5 million (attributable to seasonal trust tax processing, as well as planned system conversions), and legal and professional fees were up for planned consultant activities.

Recent Accounting Pronouncements

The recent accounting pronouncements have been described in Note 3, "New Accounting Pronouncements," of the notes to consolidated financial statements.

Subsequent Events

On July 28, 2004, the Board of Directors declared a $0.25 per share dividend payable on August 16, 2004, to shareholders of record as of August 6, 2004. This cash dividend has not been reflected in the accompanying consolidated financial statements.

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

                              ASSOCIATED BANC-CORP
                           PART II - OTHER INFORMATION

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

The Board of Directors has authorized management to repurchase shares of the Corporation's common stock each quarter in the market, to be made available for issuance in connection with the Corporation's employee incentive plans and for other corporate purposes. For the Corporation's employee incentive plans, the Board of Directors authorized the repurchase of up to 3.0 million shares in 2004 (750,000 shares per quarter) and up to 2.4 million shares (600,000 shares per quarter) in 2003. Of these authorizations, 697,000 shares were repurchased for $20.1 million during the first six months of 2004 at an average cost of $28.91 per share, while none were repurchased during 2003. Additionally, under two separate actions in 2000 and one action in 2003, the Board of Directors authorized the repurchase and cancellation of the Corporation's outstanding shares, not to exceed approximately 16.5 million shares on a combined basis. Under these authorizations no shares were repurchased during the first six months of 2004, while approximately 1.8 million shares were repurchased during year-to-date 2003 at an average cost of $23.11 per share. At June 30, 2004, approximately 5.6 million shares remain authorized to repurchase. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities.

Following are the Corporation's monthly common stock purchases during the first six months of 2004 (in thousands, expect per share data):

                                        Total Number of        Average Price
            Period                      Shares Purchased       Paid per Share
-------------------------------------------------------------------------------

January 1, 2004 -
  January 31, 2004                           15,000                $28.90
February 1, 2004 -
  February 29, 2004                         121,500                 28.80
March 1, 2004 -
  March 31, 2004                            355,500                 29.51
April 1, 2004 -
  April 30, 2004                                ---                   ---
May 1, 2004 -
  May 31, 2004                              195,000                 28.78
June 1, 2004 -
  June 30, 2004                              10,000                 28.97
                                            -----------------------------
Total                                       697,000                $28.91
                                            =============================

ITEM 4:   Submission of Matters to a Vote of Security Holders

          (a) The corporation held its Annual Meeting of Shareholders on April 28, 2004. Proxies were solicited by corporation management pursuant to Regulation 14A under the Securities Exchange Act of 1934.

          (b) Directors elected at the Annual Meeting were Paul S. Beideman, Robert C. Gallagher, John C. Meng, and Ruth M. Crowley.

          (c) The matters voted upon and the results of the voting were as follows:

               (i) Election of the below-named nominees to the Board of Directors of the Corporation:

                                                 FOR               WITHHELD

                    All Nominees:             256,949,836          3,640,050

                    By Nominee:

                    Paul S. Beideman           64,203,724            943,747
                    Robert C. Gallagher        64,118,644          1,028,827
                    John C. Meng               64,076,934          1,070,537
                    Ruth M. Crowley            64,550,533            596,937

               (ii) Approval of the Amendment to the Associated Banc-Corp
                    Articles of Incorporation to increase the number of shares outstanding to 250,000,000.

                       FOR                 AGAINST             ABSTAIN
                       ---                 -------             -------

                    56,227,222            8,504,132            416,116

               (iii)Ratification of the selection of KPMG LLP as independent auditors of Associated for the year ending December 31, 2004.

                       FOR                 AGAINST             ABSTAIN
                       ---                 -------             -------

                    62,458,210            2,448,853            240,407

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

          (b) Reports on Form 8-K:

               A report on Form 8-K dated April 1, 2004, was filed under Item 5, Other Events, announcing Associated Banc-Corp (through its subsidiary Associated Financial Group, LLC) acquired 100% of the outstanding shares of Jabas Group, Inc.

               A report on Form 8-K dated April 8, 2004, was filed under Item 5, Other Events, announcing the appointment of Karen T. Beckwith to Associated Banc-Corp's Board of Directors.

               A report on Form 8-K dated April 23, 2004, was filed under Item 12, Results of Operations and Financial Condition, reporting Associated Banc-Corp released its earnings for the quarter ended March 31, 2004.

               A report on Form 8-K dated April 28, 2004, was filed under Item 5, Other Events, announcing the Associated Banc-Corp Board of Directors declared a 3-for-2 stock split and its second quarter dividend.

               A report on Form 8-K dated April 28, 2004, was filed under Item 9, Regulation FD Disclosures, to announce the signing of a definitive agreement to acquire First Federal Capital Corp.

               A report on Form 8-K dated April 28, 2004, was filed under Item 5, Other Events, to announce the shareholders of Associated Banc-Corp approved an amendment to the Articles of Incorporation to increase the number of authorized shares to 250,000,000.

               A report on Form 8-K/A dated April 28, 2004, was filed under Item 2, Acquisition of Assets, to submit the Agreement and Plan of Merger between Associated Banc-Corp and First Federal Capital Corp as an additional exhibit to the previous Form 8-K filing.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          ASSOCIATED BANC-CORP
                                          (Registrant)


Date:  August 6, 2004                     /s/ Paul S. Beideman
                                          -------------------------------------
                                          Paul S. Beideman
                                          President and Chief Executive Officer


Date:  August 6, 2004                     /s/ Joseph B. Selner
                                          -------------------------------------
                                          Joseph B. Selner
                                          Chief Financial Officer