Form 10-Q
period 2004-09-30
ASSOCIATED BANC-CORP
filed 2004-11-05
CIK 7789

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
-----  OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended          September 30, 2004
                                     ------------------------------------------

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
-------------------------------------------------------------------------------
(State or other jurisdiction of              (IRS employer identification no.)
 of incorporation or organization)

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

                              Yes   X     No
                                 -------    --------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes X No
                                 -------    --------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant's common stock, par value $0.01 per share, at October 28, 2004, was 110,418,966 shares.

                              ASSOCIATED BANC-CORP
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                      --------
PART I.   Financial Information

          Item 1.  Financial Statements (Unaudited):

                   Consolidated Balance Sheets -
                   September 30, 2004, September 30, 2003
                   and December 31, 2003                                   3

                   Consolidated Statements of Income -
                   Three and Nine Months Ended September 30, 2004
                   and 2003                                                4

                   Consolidated Statement of Changes in
                   Stockholders' Equity - Nine Months Ended
                   September 30, 2004                                      5

                   Consolidated Statements of Cash Flows -
                   Nine Months Ended September 30, 2004 and 2003           6

                   Notes to Consolidated Financial Statements              7

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations          20

          Item 3.  Quantitative and Qualitative Disclosures About
                   Market Risk                                            42

          Item 4.  Controls and Procedures                                42

PART II.  Other Information

          Item 2.  Unregistered Sales of Equity Securities and
                   Use of Proceeds                                        43

          Item 6.  Exhibits                                               43

 Signatures                                                               44

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

                              ASSOCIATED BANC-CORP
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                            September 30,   September 30,   December 31,
                                                                2004            2003           2003
                                                            ---------------------------------------------
                                                                  (In Thousands, except share data)
ASSETS
Cash and due from banks                                     $    286,799    $    340,042    $    389,140
Interest-bearing deposits in other financial institutions         10,381           6,180           7,434
Federal funds sold and securities purchased under
   agreements to resell                                           63,105          19,950           3,290
Investment securities available for sale, at fair value        4,166,760       3,415,574       3,773,784
Loans held for sale                                               72,266         390,332         104,336
Loans                                                         10,830,627      10,289,242      10,291,810
Allowance for loan losses                                       (175,007)       (176,223)       (177,622)
                                                            --------------------------------------------
    Loans, net                                                10,655,620      10,113,019      10,114,188
Premises and equipment                                           131,288         131,873         131,315
Goodwill                                                         232,564         224,388         224,388
Other intangible assets                                           69,863          58,565          63,509
Other assets                                                     447,115         414,246         436,510
                                                            --------------------------------------------
               Total assets                                 $ 16,135,761    $ 15,114,169    $ 15,247,894
                                                            ============================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits                         $  1,867,905    $  1,804,596    $  1,814,446
Interest-bearing deposits, excluding brokered
   certificates of deposit                                     7,623,042       7,673,766       7,813,267
Brokered certificates of deposit                                 186,326         156,994         165,130
                                                            --------------------------------------------
    Total deposits                                             9,677,273       9,635,356       9,792,843
Short-term borrowings                                          2,956,626       2,049,833       1,928,876
Long-term funding                                              1,911,797       1,993,104       2,034,160
Accrued expenses and other liabilities                           136,600         134,928         143,588
                                                            --------------------------------------------
              Total liabilities                               14,682,296      13,813,221      13,899,467

Stockholders' equity
   Preferred stock                                                  --              --              --
   Common stock (par value $0.01 per share,
     authorized 250,000,000 shares, issued 110,458,038,
     110,375,547 and 110,163,832 shares, respectively)             1,105             736             734
   Surplus                                                       585,274         580,823         575,975
   Retained earnings                                             824,909         695,076         724,356
   Accumulated other comprehensive income                         49,265          36,310          52,089
   Deferred compensation                                          (1,981)         (1,744)         (1,981)
   Treasury stock, at cost (177,312, 460,206 and
      122,863 shares, respectively)                               (5,107)        (10,253)         (2,746)
                                                            --------------------------------------------
              Total stockholders' equity                       1,453,465       1,300,948       1,348,427
                                                            --------------------------------------------
              Total liabilities and stockholders' equity    $ 16,135,761    $ 15,114,169    $ 15,247,894
                                                            ============================================

See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:

                              ASSOCIATED BANC-CORP
                        Consolidated Statements of Income
                                   (Unaudited)

                                                            Three Months Ended       Nine Months Ended
                                                               September 30,            September 30,
                                                             2004         2003        2004        2003
                                                          -----------------------------------------------
                                                               (In Thousands, except per share data)
INTEREST INCOME
  Interest and fees on loans                              $ 142,389    $ 145,246   $ 415,090   $ 441,527
  Interest and dividends on investment securities and
    deposits with other financial institutions:
      Taxable                                                31,590       26,710      93,389      79,430
      Tax exempt                                             10,255        9,825      30,757      29,822
  Interest on federal funds sold and securities
    purchased under agreements to resell                        241           38         336         127
                                                          ----------------------------------------------
      Total interest income                                 184,475      181,819     539,572     550,906
INTEREST EXPENSE
    Interest on deposits                                     27,191       30,327      81,401      93,875
    Interest on short-term borrowings                        10,262        6,757      24,042      23,766
    Interest on long-term funding                            13,806       15,759      39,959      49,640
                                                          ----------------------------------------------
      Total interest expense                                 51,259       52,843     145,402     167,281
                                                          ----------------------------------------------
NET INTEREST INCOME                                         133,216      128,976     394,170     383,625
    Provision for loan losses                                  --         12,118      11,065      37,210
                                                          ----------------------------------------------
    Net interest income after provision
      for loan losses                                       133,216      116,858     383,105     346,415
NONINTEREST INCOME
    Trust service fees                                        7,773        7,001      23,684      21,427
    Service charges on deposit accounts                      13,672       13,338      39,210      37,611
    Mortgage banking                                          6,593       21,671      24,664      73,284
    Credit card and other nondeposit fees                     6,253        5,435      17,998      18,023
    Retail commission income                                 11,925        6,830      34,444      17,540
    Bank owned life insurance income                          3,580        3,532      10,576      10,373
    Asset sale gains, net                                       309          871         749         203
    Investment securities gains (losses), net                    (6)           1       1,356         702
    Other                                                     3,034        3,245       8,908      14,795
                                                          ----------------------------------------------
      Total noninterest income                               53,133       61,924     161,589     193,958
NONINTEREST EXPENSE
    Personnel expense                                        53,467       53,080     159,355     153,649
    Occupancy                                                 6,939        7,101      21,275      21,367
    Equipment                                                 3,022        3,178       8,899       9,612
    Data processing                                           5,865        6,322      17,666      17,542
    Business development and advertising                      3,990        4,113      10,704      11,029
    Stationery and supplies                                   1,214        1,651       3,869       4,964
    Mortgage servicing rights expense                         5,975        4,199      10,379      28,818
    Intangible amortization expense                             935          871       2,651       2,091
    Loan expense                                              1,152        1,806       4,208       6,104
    Other                                                    12,447       13,486      39,275      39,372
                                                          ----------------------------------------------
      Total noninterest expense                              95,006       95,807     278,281     294,548
                                                          ----------------------------------------------
Income before income taxes                                   91,343       82,975     266,413     245,825
Income tax expense                                           27,977       24,589      78,982      72,777
                                                          ----------------------------------------------
NET INCOME                                                $  63,366    $  58,386   $ 187,431   $ 173,048
                                                          ==============================================
Earnings per share:
  Basic                                                   $    0.58    $    0.53   $    1.70   $    1.56
  Diluted                                                 $    0.57    $    0.52   $    1.68   $    1.55
Average shares outstanding:
  Basic                                                     110,137      110,209     110,182     110,837
  Diluted                                                   111,699      111,485     111,614     111,894

See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:

                              ASSOCIATED BANC-CORP
            Consolidated Statement of Changes in Stockholders' Equity
                                   (Unaudited)

                                                                               Accumulated
                                                                                  Other
                                            Common                 Retained   Comprehensive     Deferred    Treasury
                                             Stock     Surplus     Earnings       Income      Compensation    Stock      Total
                                           ----------------------------------------------------------------------------------------
                                                 (In Thousands, except per share data)
Balance, December 31, 2003                 $   734    $ 575,975    $ 724,356    $ 52,089       $ (1,981)   $ (2,746)  $ 1,348,427
Comprehensive income:
  Net income                                    --           --      187,431          --             --          --       187,431
  Net unrealized losses on derivative
    instruments arising during the
    period, net of taxes of $1.3 million        --           --           --      (1,467)            --          --        (1,467)
  Add: reclassification adjustment to
    interest expense for interest
    differential, net of taxes of
    $2.3 million                                --           --           --       2,891             --          --         2,891
  Net unrealized losses on available
    for sale securities arising during the
    period, net of taxes of $2.4 million        --           --           --      (3,380)            --          --        (3,380)
  Less: reclassification adjustment for
    net gains on available for sale
    securities realized in net income,
    net of taxes of $0.5 million                --           --           --        (868)            --          --          (868)
                                                                                                                          -------
      Comprehensive income                                                                                                184,607
                                                                                                                          -------
Cash dividends, $0.7267 per share               --           --      (80,066)         --             --          --       (80,066)
Common stock issued:
  Incentive stock options                        2        5,474       (6,812)         --             --      18,473        17,137
  3-for-2 stock split effected in the
    form of a stock dividend                   369         (369)          --          --             --          --            --
Purchase of treasury stock                      --           --           --          --             --     (20,834)      (20,834)
Tax benefit of stock options                    --        4,194           --          --             --          --         4,194
                                           ----------------------------------------------------------------------------------------
Balance, September 30, 2004                   $1,105    $585,274    $824,909         $49,265      $(1,981)   $(5,107)  $1,453,465
                                           ========================================================================================

See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:

                              ASSOCIATED BANC-CORP
                      Consolidated Statements Of Cash Flows
                                   (Unaudited)

                                                                     For the Nine Months Ended
                                                                            September 30,
                                                                         2004          2003
                                                                    ---------------------------
                                                                         ($ in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                          $   187,431    $   173,048
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Provision for loan losses                                            11,065         37,210
    Depreciation and amortization                                        11,697         12,397
    Provision for (recovery of) valuation allowance on mortgage
      servicing rights, net                                              (2,204)        15,832
   Amortization (accretion) of:
      Mortgage servicing rights                                          12,583         12,986
      Intangible assets                                                   2,651          2,091
      Investment premiums and discounts                                  17,916         15,546
      Deferred loan fees and costs                                          (13)          (659)
   Gain on sales of securities, net                                      (1,356)          (702)
   Gain on sales of assets, net                                            (749)          (203)
   Gain on sales of loans held for sale, net                             (9,698)       (52,843)
   Mortgage loans originated and acquired for sale                   (1,192,729)    (3,749,288)
   Proceeds from sales of mortgage loans held for sale                1,234,497      3,717,635
   Increase in interest receivable and other assets                      (5,152)       (15,590)
   Increase (decrease) in interest payable and other liabilities          3,893        (20,996)
                                                                    --------------------------
Net cash provided by operating activities                               269,832        146,464
                                                                    --------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans                                                  (564,471)       (19,168)
Capitalization of mortgage servicing rights                             (13,457)       (33,158)
Purchases of:
  Securities available for sale                                        (973,226)    (1,180,342)
  Premises and equipment, net of disposals                               (8,330)       (10,256)
Proceeds from:
  Sales of securities available for sale                                 31,021          1,264
  Maturities and paydowns of securities available for sale              530,979      1,073,622
  Sales of other real estate owned and other assets                       8,424         14,491
Net cash paid in business combinations                                  (17,457)       (18,025)
                                                                    --------------------------
Net cash used in investing activities                                (1,006,517)      (171,572)
                                                                    --------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                                    (108,694)       510,503
Net cash paid in sale of branch deposits                                 (6,575)          --
Net increase (decrease) in short-term borrowings                      1,027,750       (339,773)
Repayment of long-term funding                                         (881,692)      (507,876)
Proceeds from issuance of long-term funding                             750,080        407,364
Cash dividends                                                          (80,066)       (73,232)
Proceeds from exercise of incentive stock options                        17,137         18,580
Purchase and retirement of treasury stock                                   --         (68,567)
Purchase of treasury stock                                              (20,834)          (732)
                                                                    --------------------------
Net cash provided by (used in) financing activities                     697,106        (53,733)
                                                                    --------------------------
Net decrease in cash and cash equivalents                               (39,579)       (78,841)
Cash and cash equivalents at beginning of period                        399,864        445,013
                                                                    --------------------------
Cash and cash equivalents at end of period                          $   360,285    $   366,172
                                                                    ==========================
Supplemental disclosures of cash flow information: Cash paid during the period for:
    Interest                                                        $   145,463    $   173,100
    Income taxes                                                         61,237         83,553
Supplemental schedule of noncash investing activities:
  Loans transferred to other real estate                                  7,744         10,100

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

NOTE 2: Reclassifications

Certain items in the prior period consolidated financial statements have been reclassified to conform with the September 30, 2004 presentation.

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

In March 2004, the SEC issued Staff Accounting Bulletin ("SAB") No. 105, "Application of Accounting Principles to Loan Commitments," ("SAB 105"). SAB 105 provides guidance regarding loan commitments accounted for as derivative instruments. Specifically, SAB 105 requires servicing assets to be recognized only once the servicing asset has been contractually separated from the underlying loan by sale or securitization of the loan with servicing retained. As such, consideration for the expected future cash flows related to the associated servicing of the loan may not be recognized in valuing the loan commitment. This will result in a lower fair value mark of loan commitments, and recognition of the value of the servicing asset later upon sale or securitization of the underlying loan. The provisions of SAB 105 were effective for loan commitments accounted for as derivatives entered into after March 31, 2004. The adoption of SAB 105 had no material impact on the Corporation's results of operations, financial position, or liquidity. See Note 8 for further discussion of the Corporation's loan commitments accounted for as derivative instruments.

In March 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force in Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," ("EITF 03-1"). EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the cost of the investment, and evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized through earnings equal to the difference between the investment's cost and its fair value. In September 2004, the FASB delayed the accounting requirements of EITF 03-1 until additional implementation guidance is issued and goes into effect. The Corporation does not expect the requirements of EITF 03-1 will have a material impact on the Corporation's results of operations, financial position, or liquidity.

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

Presented below are the calculations for basic and diluted earnings per share.

                                                   Three Months Ended        Nine Months Ended
                                                      September 30,            September 30,
                                                    2004        2003         2004         2003
                                                  ------------------------------------------------
                                                      (In Thousands, except per share data)
Net income                                        $  63,366    $  58,386    $ 187,431   $ 173,048
                                                  ================================================
Weighted average shares outstanding                 110,137      110,209      110,182     110,837
Effect of dilutive stock options outstanding          1,562        1,276        1,432       1,057
                                                  ------------------------------------------------
Diluted weighted average shares outstanding         111,699      111,485      111,614     111,894
                                                  ================================================
Basic earnings per share                          $    0.58    $    0.53    $    1.70   $    1.56
                                                  ================================================
Diluted earnings per share                        $    0.57    $    0.52    $    1.68   $    1.55
                                                  ================================================

NOTE 5: Business Combinations

Completed Business Combinations:
-------------------------------
On April 1, 2004, the Corporation (through its subsidiary Associated Financial Group, LLC) consummated its cash acquisition of 100% of the outstanding shares of Jabas Group, Inc. ("Jabas"). Jabas is an insurance agency specializing in employee benefit products headquartered in Kimberly, Wisconsin, and was acquired to enhance the Corporation's existing insurance business. Jabas operates as part of Associated Financial Group, LLC. The acquisition was accounted for under the purchase method of accounting. Goodwill of approximately $8 million and other intangibles of approximately $6 million recognized in the transaction at acquisition were assigned to the wealth management segment. In addition, goodwill may increase in the future as contingent payments may be made to the former Jabas shareholders through December 31, 2007, if Jabas exceeds certain performance targets.

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

Business Combination Completed Subsequent to September 30, 2004:
---------------------------------------------------------------
On October 29, 2004, the Corporation consummated its acquisition of 100% of the outstanding shares of First Federal Capital Corp ("First Federal"), based in La Crosse, Wisconsin. The acquisition will be accounted for under the purchase method and was, therefore, appropriately not included in the consolidated financial statements herewith, but will be included in the Corporation's financial results effective upon the date of acquisition and thereafter. The Corporation is in the process of recording the transaction and assigning fair values of the assets acquired and liabilities assumed. The excess cost of the acquisition over the fair value of the net assets acquired will be allocated to the identifiable intangible assets with the remainder then allocated to goodwill. Thus, at the time of this filing it is not practicable to provide detailed updated financial information on the transaction. Any specific transaction results disclosed in the paragraphs below should be considered to be best estimates available at the time of this filing and subject to change upon the completion of the recording of the transaction.

As of September 30, 2004, First Federal operated a $3.7 billion savings bank with over 90 banking locations serving more than 40 communities in Wisconsin, northern Illinois, and southern Minnesota, building upon and complimenting the Corporation's footprint. As a result of the acquisition, the Corporation will enhance its current branch distribution (including supermarket locations which are new to the Corporation's distribution model), improve its operational and managerial efficiencies, increase revenue streams, and strengthen its community banking model.

Per the definitive agreement signed on April 28, 2004 (the "Merger Agreement"), First Federal shareholders receive 0.9525 shares (restated for the Corporation's 3-for-2 stock split in May 2004) of the Corporation's common stock for each share of First Federal common stock held, an equivalent amount of cash, or a combination thereof. The Merger Agreement provides that the aggregate consideration paid by the Corporation for the First Federal outstanding common stock must be equal to 90% stock and 10% cash (including cash paid for fractional shares), with the cash consideration based upon the Corporation's closing stock price on the effective date of the merger. The Corporation's closing stock price on October 29, 2004 was $34.69 per share. The value of the common stock consideration is based upon the Corporation's average market price surrounding the date of signing and announcing the definitive agreement. Based upon the aforementioned values for the 90% stock/10% cash, the consummation of the transaction included the issuance of approximately 19.4 million shares of common stock (valued at approximately $535 million) and $75 million in cash. The preliminary amount of goodwill is estimated to range from $450 million to $470 million.

NOTE 6: Goodwill and Other Intangible Assets

Goodwill:
--------
Goodwill is not amortized, but is subject to impairment tests on at least an annual basis. No impairment loss was incurred in 2003 or through September 30, 2004. At September 30, 2004, goodwill of $212 million is assigned to the banking segment and goodwill of $21 million is assigned to the wealth management segment. The change in the carrying amount of goodwill was as follows.

                                                                                     As of and for the
                                        As of and for the nine months ended             year ended
                                     September 30, 2004      September 30, 2003      December 31, 2003
                                   ---------------------------------------------------------------------
Goodwill:                                                     ($ in Thousands)
---------
Balance at beginning of period           $ 224,388                $ 212,112              $ 212,112
Goodwill acquired                            8,176                   12,276                 12,276
                                   ---------------------------------------------------------------------
Balance at end of period                 $ 232,564                $ 224,388              $ 224,388
                                   =====================================================================

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

For core deposit intangibles and other intangibles, changes in the gross carrying amount, accumulated amortization, and net book value were as follows:

                                                                                     As of and for the
                                        As of and for the nine months ended             year ended
                                    September 30, 2004      September 30, 2003       December 31, 2003
                                  ----------------------------------------------------------------------
                                                                ($ in Thousands)
Core deposit intangibles: (1)
------------------------
Gross carrying amount                    $  16,783                $  28,165              $  28,165
Accumulated amortization                   (10,497)                 (20,212)               (20,682)
                                  ----------------------------------------------------------------------
Net book value                           $   6,286                $   7,953              $   7,483
                                  ======================================================================
Amortization during the period           $  (1,197)               $  (1,289)             $  (1,759)
Other intangibles:
Gross carrying amount                    $  20,678                $  14,751              $  14,751
Accumulated amortization                    (2,656)                    (802)                (1,202)
                                  ----------------------------------------------------------------------
Net book value                           $  18,022                $  13,949              $  13,549
                                  ======================================================================
Additions during the period              $   5,927                $  14,751              $  14,751
Amortization during the period              (1,454)                    (802)                (1,202)

(1) Core deposit intangibles of $11.4 million were fully amortized during 2003 and were removed from both the gross carrying amount and the accumulated amortization effective January 1, 2004.

Mortgage servicing rights are amortized in proportion to and over the period of estimated servicing income. Mortgage servicing rights are carried on the balance sheet at the lower of cost or estimated market value. A valuation allowance is established to the extent the carrying value of the mortgage servicing rights exceeds the estimated fair value by stratification. The Corporation periodically evaluates its mortgage servicing rights asset for impairment and resulting additions to or reversals from the valuation allowance are recognized. An other-than-temporary impairment is recognized as a write-down of the mortgage servicing rights asset and the related valuation allowance (to the extent valuation allowance is available) and then against earnings. Given changes in interest rates, especially the extended period of historically low interest rates experienced during 2003, and the impact on mortgage banking volumes, refinances, prepayment speeds, and secondary markets, the Corporation evaluated its mortgage servicing rights asset for possible other-than-temporary impairment. As a result, $5.5 million and $15.6 million was determined to be other-than-temporarily impaired for the nine months ended September 30, 2004 and 2003, respectively, and $18.1 million for the year ended December 31, 2003. A summary of changes in the balance of the mortgage servicing rights asset and the mortgage servicing rights valuation allowance was as follows.


                                                                                     As of and for the
                                        As of and for the nine months ended             year ended
                                    September 30, 2004      September 30, 2003       December 31, 2003
                                  ----------------------------------------------------------------------
Mortgage servicing rights:                                   ($ in Thousands)
--------------------------
Mortgage servicing rights at
  beginning of period                    $  65,062                $  60,685              $  60,685
    Additions                               13,457                   33,158                 39,707
    Amortization                           (12,583)                 (12,986)               (17,212)
    Other-than-temporary
      impairment                            (5,518)                 (15,583)               (18,118)
                                  -----------------------------------------------------------------------
Mortgage servicing rights at
  end of period                             60,418                   65,274                 65,062
                                  -----------------------------------------------------------------------
Valuation allowance at
  beginning of period                      (22,585)                 (28,362)               (28,362)
    Additions                               (4,450)                 (15,832)               (15,832)
    Reversals                                6,654                       --                  3,491
    Other-than-temporary
      impairment                             5,518                   15,583                 18,118
                                  -----------------------------------------------------------------------
Valuation allowance at end
  of period                                (14,863)                 (28,611)               (22,585)
                                  -----------------------------------------------------------------------
  Mortgage servicing rights, net         $  45,555                $  36,663              $  42,477
                                  =======================================================================

At September 30, 2004, the Corporation was servicing one- to four- family residential mortgage loans owned by other investors with balances totaling $6.01 billion, compared to $5.59 billion and $5.93 billion at September 30 and December 31, 2003, respectively. The fair value of servicing was approximately $45.6 million (representing 76 basis points ("bp") of loans serviced) at September 30, 2004, compared to $36.7 million (or 66 bp of loans serviced) at September 30, 2003 and $42.5 million (or 72 bp of loans serviced) at December 31, 2003.

Mortgage servicing rights expense, which includes the amortization of mortgage servicing rights and increases or decreases to the valuation allowance associated with the mortgage servicing rights, was $10.4 million and $28.8 million for the nine months ended September 30, 2004 and 2003, respectively, and $29.6 million for the year ended December 31, 2003.

The following table shows the estimated future amortization expense for amortizing intangible assets. The projections of amortization expense for the next five years are based on existing asset balances, the current interest rate environment, and prepayment speeds as of September 30, 2004. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon changes in interest rates, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

Estimated amortization expense:

                                         Core Deposit                          Mortgage
                                         Intangibles    Other Intangibles   Servicing Rights
                                        -----------------------------------------------------
                                                         ($ in Thousands)
Three months ending December 31, 2004     $   300           $   500            $  4,000
Year ending December 31, 2005               1,000             1,800              14,200
Year ending December 31, 2006               1,000             1,400              11,700
Year ending December 31, 2007               1,000             1,300               9,500
Year ending December 31, 2008               1,000             1,200               7,500
                                        =====================================================

NOTE 7: Long-term Funding

Long-term funding was as follows:

                                            September 30,  September 30,  December 31,
                                                2004           2003          2003
                                            ------------------------------------------
                                                        ($ in Thousands)
Federal Home Loan Bank advances             $   712,048     $  912,386    $   912,138
Bank notes                                      300,000        350,000        300,000
Repurchase agreements                           500,000        329,175        429,175
Subordinated debt, net                          205,664        208,171        204,351
Junior subordinated debentures, net             187,493             --             --
Other borrowed funds                              6,592          6,584          6,555
                                            -----------------------------------------
  Total long-term debt                      $ 1,911,797     $ 1,806,316   $ 1,852,219
Company-obligated mandatorily
  redeemable preferred securities, net               --         186,788       181,941
                                            -----------------------------------------
  Total long-term funding                   $ 1,911,797     $ 1,993,104   $ 2,034,160
                                            ==========================================

Federal Home Loan Bank advances:
-------------------------------

Long-term advances from the Federal Home Loan Bank had maturities through 2017 and had weighted-average interest rates of 2.78% at September 30, 2004, and 2.96% at both September 30 and December 31, 2003. These advances had a combination of fixed and variable rates, of which 65% was fixed rate at September 30, 2004 and 95% was fixed rate at both September 30 and December 31, 2003.

Bank notes:
----------
The long-term bank notes had maturities through 2007 and had weighted-average interest rates of 2.43% at September 30, 2004, 2.07% at September 30, 2003, and 2.20% at December 31, 2003. These notes had a combination of fixed and variable rates.

Repurchase agreements:
---------------------
The long-term repurchase agreements had maturities through 2007 and had weighted-average interest rates of 1.76% and 1.97% at September 30, 2004 and 2003, respectively, and 1.67% at December 31, 2003. These repurchase agreements had a combination of fixed and variable rates, predominantly fixed.

Subordinated debt:
-----------------
In August 2001, the Corporation issued $200 million of 10-year subordinated debt. This debt was issued at a discount and has a fixed coupon interest rate of 6.75%. The Corporation also entered into a fair value hedge to hedge the interest rate risk on the subordinated debt. As of September 30, 2004, September 30, 2003, and December 31, 2003, the fair value of the derivative was a $6.7 million gain, a $9.3 million gain, and a $5.5 million gain, respectively. Given the fair value hedge, subordinated debt is carried on the consolidated balance sheet at fair value. The subordinated debt qualifies under the risk-based capital guidelines as Tier 2 supplementary capital for regulatory purposes.

Junior subordinated debentures and Company-obligated Mandatorily Redeemable Preferred Securities:
---------------------
On May 30, 2002, ASBC Capital I (the "ASBC Trust"), a Delaware business trust whose common stock was wholly owned by the Corporation, completed the sale of $175 million of 7.625% preferred securities (the "Preferred Securities"). The Preferred Securities are traded on the New York Stock Exchange under the symbol "ABW PRA." The ASBC Trust used the proceeds from the offering to purchase a like amount of 7.625% Junior Subordinated Debentures (the "Debentures") of the Corporation. The Debentures are the sole assets of the ASBC Trust and were eliminated, along with the related income statement effects, in the consolidated financial statements for 2003 and prior years.

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

During 2002, the Corporation entered into a fair value hedge to hedge the interest rate risk on the Debentures. The fair value of the derivative was a $7.1 million gain at September 30, 2004, a $11.8 million gain at

September 30, 2003, and a $6.9 million gain at December 31, 2003. Given the fair value hedge, the Debentures are carried on the consolidated balance sheet at fair value.

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

The Corporation measures the effectiveness of its hedges on a periodic basis. Any difference between the fair value change of the hedge versus the fair value change of the hedged item is considered to be the "ineffective" portion of a fair value hedge. The ineffective portion of a fair value hedge is recorded as an increase or decrease in the related income statement classification of the item being hedged. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. For the mortgage derivatives, which are not accounted for as hedges, changes in the fair value are recorded as adjustments to mortgage banking income.

                                                                  Estimated Fair
                                                 Notional      Market Value       Weighted Average
                                                  Amount        Gain/(Loss)   Receive Rate     Pay Rate    Maturity
                                               ----------------------------------------------------------------------
September 30, 2004                                    ($ in Thousands)
------------------
Interest Rate Risk Management hedges:
Swaps-receive variable / pay fixed (1), (3)    $  200,000       $ (17,742)           1.59%       5.03%     80 months
Swaps-receive fixed / pay variable (2), (4)       375,000          13,771            7.21%       3.51%    202 months
Swaps-receive variable / pay fixed (2), (5)       297,436          (5,633)           3.90%       6.34%     47 months
Caps-written (1), (3)                             200,000             210     Strike 4.72%         --      23 months
                                               ======================================================================
September 30, 2003
Interest Rate Risk Management hedges:
Swaps-receive variable / pay fixed (1), (3)    $  200,000       $ (25,890)           1.11%       5.03%     92 months
Swaps-receive fixed / pay variable (2), (4)       375,000          21,136            7.21%       2.77%    214 months
Swaps-receive variable / pay fixed (2), (5)       365,063         (14,624)           3.29%       6.29%     53 months
Caps-written (1), (3)                             200,000           1,298     Strike 4.72%         --      35 months
                                               ======================================================================
(1) Cash flow hedges (2) Fair value hedges
(3) Hedges variable rate long-term debt (4) Hedges fixed rate long-term debt
(5) Hedges specific longer-term fixed rate commercial loans


Not included in the above table were customer swaps and caps with a notional amount of $110.1 million and $31.1 million as of September 30, 2004 and 2003, respectively, for which the Corporation has mirror swaps and caps. The change in fair value of the customer swaps and caps, and the mirror swaps and caps is recorded in earnings. The net impact of these swaps and caps for 2004 and 2003 was immaterial.

Commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans represent the Corporation's mortgage derivatives, the fair value of which are included in other liabilities on the consolidated balance sheets. The net fair value of the mortgage derivatives at September 30, 2004, was a $1.0 million loss, compared to a $1.3 million loss at September 30, 2003. The net fair value change is recorded in mortgage banking income in the consolidated statements of income. The $1.0 million net fair value loss on mortgage derivatives at September 30, 2004, is composed of the net loss on commitments to fund approximately $146 million of loans to individual borrowers and the net loss on commitments to sell approximately $152 million of loans to various investors. The $1.3 million net fair value loss on mortgage derivatives at September 30, 2003, is comprised of the net gain on commitments to fund approximately $226 million of loans to individual borrowers and the net loss on commitments to sell approximately $432 million of loans to various investors. As previously discussed in Note 3, the Corporation adopted SAB 105 effective April 1, 2004.

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

                                                           September 30,
                                                   ----------------------------
                                                        2004           2003
                                                   ----------------------------
                                                          ($ in Thousands)
Commitments to extend credit, excluding
  commitments to originate mortgage loans (1)       $ 3,934,750    $ 3,597,438
Commercial letters of credit (1)                         16,632         44,241
Standby letters of credit (2)                           396,907        306,610

(1) These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and thus are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and is not material at September 30, 2004 or 2003.

(2) As required by FASB Interpretation No. 45, an interpretation of FASB Statements No. 5, 57, and 107, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," the Corporation has established a liability in other liabilities on the consolidated balance sheet of $3.7 million and $1.7 million at September 30, 2004 and 2003, respectively, as an estimate of the fair value of these financial instruments.

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

Contingent Liabilities
----------------------
In the ordinary course of business, the Corporation may be named as defendant in or be a party to various pending and threatened legal proceedings. In view of the intrinsic difficulty in ascertaining the outcome of such matters, the Corporation cannot state what the eventual outcome of any such proceeding will be. Management believes, based upon discussions with legal counsel and current knowledge, that liabilities arising out of any such proceedings (if any) will not have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Corporation.

A contingent liability is required to be established if it is probable that the Corporation will incur a loss on the performance of a letter of credit. During the second quarter of 2003, given the deterioration of the financial condition of a borrower, the Corporation established a $2.5 million liability for standby letters of credit, of which $0.9 million remained at September 30, 2004.

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

The Corporation may issue common stock with restrictions to certain key employees. The shares are restricted as to transfer, but are not restricted as to dividend payment or voting rights. Transfer restrictions lapse over three or five years, depending upon whether the award is fixed or performance-based, are contingent upon continued employment, and for performance awards are based on earnings per share performance goals. The Corporation amortizes the expense over the vesting period. During the second quarter of 2003, 75,000 restricted stock shares were awarded. Expense on the restricted stock of approximately $564,000 and $259,000 was recorded for the nine months ended September 30, 2004 and 2003, respectively, and expense of approximately $211,000 and $158,000 was recorded for the three months ended September 30, 2004 and 2003, respectively.

For purposes of providing the pro forma disclosures required under SFAS 123, the fair value of stock options granted in the comparable three and nine month periods ended September 30, 2004 and 2003 was estimated at the date of grant using a Black-Scholes option pricing model which was originally developed for use in estimating the fair value of traded options which have different characteristics from the Corporation's employee stock options. The model is also sensitive to changes in the subjective assumptions that can materially affect the fair value estimate. As a result, management believes the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of employee stock options. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS 123.

                                                                     For the Three Months    For the Nine Months
                                                                     Ended September 30,     Ended September 30,
                                                                   ------------------------------------------------
                                                                       2004        2003        2004        2003
                                                                   ------------------------------------------------
                                                                      ($ in Thousands, except per share amounts)
Net income, as reported                                            $ 63,366     $ 58,386    $ 187,431   $ 173,048
Add: Stock-based employee compensation expense
   included in reported net income, net of related tax effects          127           95          338         155
Less: Total stock-based compensation expense determined
   under fair value based method for all awards, net of
   related tax effects                                              ( 1,026)        (710)      (3,006)     (2,137)
                                                                   ----------------------------------------------
Net income, as adjusted                                            $ 62,467     $ 57,771    $ 184,763   $ 171,066
                                                                   ==============================================
Basic earnings per share, as reported                              $   0.58     $   0.53    $    1.70   $    1.56
Less: Total stock-based compensation expense determined
   under fair value based method for all awards, net of
   related tax effects                                                (0.01)       (0.01)       (0.03)      (0.02)
                                                                   ----------------------------------------------
Basic earnings per share, as adjusted                              $   0.57     $   0.52    $    1.67   $    1.54
                                                                   ==============================================
Diluted earnings per share, as reported                            $   0.57     $   0.52    $    1.68   $    1.55
Less: Total stock-based compensation expense determined
   under fair value based method for all awards, net of
   related tax effects                                                (0.01)       (0.01)       (0.03)      (0.02)
                                                                   ----------------------------------------------
Diluted earnings per share, as adjusted                            $   0.56     $   0.51    $    1.65   $    1.53
                                                                   ===============================================

The following assumptions were used in estimating the fair value for options granted in 2004 and 2003:

                                                    2004             2003
                                                 ------------------------------
Dividend yield                                      3.12%            3.59%
Risk-free interest rate                             3.59%            3.27%
Weighted average expected life                      7 yrs            7 yrs
Expected volatility                                27.98%            28.30%

The weighted average per share fair values of options granted in the comparable nine-month periods of 2004 and 2003 were $6.97 and $5.06, respectively. The annual expense allocation methodology prescribed by SFAS 123 attributes a higher percentage of the reported expense to earlier years than to later years, resulting in accelerated expense recognition for proforma disclosure purposes.

NOTE 11: Retirement Plans

                                                     Three Months Ended       Nine Months Ended
                                                        September 30,           September 30,
                                                   ----------------------------------------------
                                                      2004        2003         2004        2003
                                                   ----------------------------------------------
Components of  Net Periodic Benefit Cost                          ($ in Thousands)
----------------------------------------
Service cost                                       $  1,673    $  1,464     $  5,020    $  4,393
Interest cost                                           964         901        2,891       2,702
Expected return on plan assets                       (1,572)     (1,325)      (4,715)     (3,976)
Amortization of:
  Transition asset                                      (81)        (81)        (243)       (243)
  Prior service cost                                     19          19           56          56
  Actuarial loss                                         93          18          278          55
                                                   ---------------------------------------------
Total net periodic benefit cost                    $  1,096    $    996     $  3,287    $  2,987

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

The Corporation's primary segment is banking, conducted through its bank and lending subsidiaries. For purposes of segment disclosure under this statement, these have been combined as one segment, as these segments have similar economic characteristics and the nature of their products, services, processes, customers, delivery channels, and regulatory environment are similar. Banking includes: lending and deposit gathering to businesses (including commercial and specialized lending, lease financing, and other banking services to larger businesses and metro or niche markets, as well as business-related services such as cash management and international banking services) and to consumers (including mortgages, home equity lending, and card products) and the support to deliver such banking services.

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

                                                                           Consolidated
                                              Banking          Other           Total
-----------------------------------------------------------------------------------------
As of and for the nine months ended                       ($ in Thousands)
September 30, 2004
Total assets                               $ 16,063,542      $  72,219      $ 16,135,761
                                           =============================================
Net interest income                        $    393,912      $     258      $    394,170
Provision for loan losses                        11,065             --            11,065
Noninterest income                              103,691         57,898           161,589
Depreciation and amortization                    25,101          1,830            26,931
Other noninterest expense                       212,524         38,826           251,350
Income taxes                                     75,911          3,071            78,982
                                           ---------------------------------------------
  Net income                               $    173,002      $  14,429      $    187,431
                                           =============================================
As of and for the nine months ended
September 30, 2003
Total assets                               $ 15,058,447      $  55,722      $ 15,114,169
                                           =============================================
Net interest income                        $    383,177      $     448      $    383,625
Provision for loan losses                        37,210             --            37,210
Noninterest income                              155,953         38,005           193,958
Depreciation and amortization                    26,308          1,166            27,474
Other noninterest expense                       236,501         30,573           267,074
Income taxes                                     72,872            (95)           72,777
                                           ---------------------------------------------
  Net income                               $    166,239      $   6,809      $    173,048
                                           =============================================
-----------------------------------------------------------------------------------------
                                                                           Consolidated
                                              Banking          Other           Total
-----------------------------------------------------------------------------------------
As of and for the three months ended                      ($ in Thousands)
September 30, 2004
Total assets                               $ 16,063,542      $  72,219      $ 16,135,761
                                           =============================================
Net interest income                        $    133,175      $      41      $    133,216
Provision for loan losses                            --             --                --
Noninterest income                               33,261         19,872            53,133
Depreciation and amortization                     8,177            679             8,856
Other noninterest expense                        72,292         13,858            86,150
Income taxes                                     27,095            882            27,977
                                           ---------------------------------------------
  Net income                               $     58,872      $   4,494      $     63,366
                                           =============================================
As of and for the three months ended
September 30, 2003
Total assets                               $ 15,058,447      $  55,722      $ 15,114,169
                                           =============================================
Net interest income                        $    128,826      $     150      $    128,976
Provision for loan losses                        12,118             --            12,118
Noninterest income                               48,766         13,158            61,924
Depreciation and amortization                     8,674            526             9,200
Other noninterest expense                        74,948         11,659            86,607
Income taxes                                     24,903           (314)           24,589
                                           ---------------------------------------------
  Net income                               $     56,949      $   1,437      $     58,386
                                           =============================================
-----------------------------------------------------------------------------------------

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

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of the Corporation's financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on the nine months ended September 30, 2004 and the comparable period in 2003. Discussion of third quarter 2004 results compared to third quarter 2003 is predominantly in section, "Comparable Third Quarter Results."

The following discussion refers to the Corporation's business combination activity that may impact the comparability of certain financial data (see Note 5, "Business Combinations," of the notes to consolidated financial statements). In particular, consolidated financial results for the nine-months of 2004 reflect nine month's contribution from its April 1, 2003 acquisition of CFG and six month's contribution from its April 1, 2004 acquisition of Jabas, while consolidated financial results for 2003 reflect six month's contribution of CFG and no contribution from Jabas.

On April 28, 2004, the Board of Directors declared a 3-for-2 stock split, effected in the form of a stock dividend, payable on May 12, 2004, to shareholders of record at the close of business on May 7, 2004. All share and per share information in the accompanying consolidated financial statements was restated to reflect the effect of this stock split.

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

Mortgage Servicing Rights Valuation:
-----------------------------------
The fair value of the Corporation's mortgage servicing rights asset is important to the presentation of the consolidated financial statements since the mortgage servicing rights are carried on the consolidated balance sheet at the lower of amortized cost or fair value. Mortgage servicing rights do not trade in an active open market with readily observable prices. As such, like other participants in the mortgage banking business, the Corporation relies on an internal discounted cash flow model to estimate the fair value of its mortgage servicing rights and consults periodically with third parties as to the assumptions used and that the resultant valuation is within the context of the market. In addition, the Corporation periodically reviews the assumptions underlying the valuation of mortgage servicing rights. As part of this review, beginning with the third quarter 2004 valuation of the mortgage servicing rights, the Corporation changed the external service provider of prepayment speeds to a source that management believed to provide a better representation of market value. The impact of this change was an increase in fair value of mortgage servicing rights of $0.8 million. While the Corporation believes that the values produced by its internal model are indicative of the fair value of its mortgage servicing rights portfolio, these values can change significantly depending upon the then current interest rate environment, estimated prepayment speeds of the underlying mortgages serviced, and other economic conditions. The proceeds that might be received should the Corporation actually consider a sale of the mortgage servicing rights portfolio could differ from the amounts reported at any point in time. The Corporation believes the mortgage servicing rights asset is properly recorded in the consolidated financial statements. See Note 6, "Goodwill and Other Intangible Assets," of the notes to consolidated financial statements and section "Noninterest Expense."

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

Segment Review

As described in Note 12, "Segment Reporting," of the notes to consolidated financial statements, the Corporation's primary reportable segment is banking, conducted through its bank and lending subsidiaries. Banking includes: lending and deposit gathering to businesses (including commercial and specialized lending, lease financing, and other banking services to larger businesses and metro or niche markets, as well as business-related services such as cash management and international banking services) and to consumers (including mortgages, home equity lending, and card products) and the support to deliver such banking services.

The Corporation's profitability is primarily dependent on net interest income, noninterest income, the level of the provision for loan losses, noninterest expense, and taxes of its banking segment. The consolidated discussion is therefore predominantly describing the banking segment results. The critical accounting policies primarily affect the banking segment, with the exception of income tax accounting, which affects both the banking and wealth management segments (see section "Critical Accounting Policies").

Results of Operations - Summary

Net income for the nine months ended September 30, 2004 totaled $187.4 million, or $1.70 and $1.68 for basic and diluted earnings per share, respectively. Comparatively, net income for the nine months ended September 30, 2003 was $173.0 million, or $1.56 and $1.55 for basic and diluted earnings per share, respectively. Year-to-date 2004 results generated an annualized return on average assets of 1.62% and an annualized return on average equity of 18.00%, compared to 1.54% and 17.82%, respectively, for the comparable period in 2003. The net interest margin for the first nine months of 2004 was 3.79% compared to 3.82% for the first nine months of 2003.

------------------------------------------------------------------------------------------------------------
                                                    TABLE 1 (1)
                      Summary Results of Operations: Trends
                     ($ in Thousands, except per share data)
                                               3rd Qtr.     2nd Qtr.     1st Qtr.     4th Qtr.     3rd Qtr.
                                                 2004         2004         2004         2003         2003
------------------------------------------------------------------------------------------------------------
Net income (Quarter)                          $  63,366    $  64,505    $  59,560    $  55,609    $  58,386
Net income (Year-to-date)                       187,431      124,065       59,560      228,657      173,048

Earnings per share - basic (Quarter)          $    0.58    $    0.59    $    0.54    $    0.51    $    0.53
Earnings per share - basic (Year-to-date)          1.70         1.13         0.54         2.07         1.56

Earnings per share - diluted (Quarter)        $    0.57    $    0.58    $    0.53    $    0.50    $    0.52
Earnings per share - diluted (Year-to-date)        1.68         1.11         0.53         2.05         1.55

Return on average assets (Quarter)                 1.60%        1.67%        1.57%        1.49%        1.53%
Return on average assets (Year-to-date)            1.62         1.62         1.57         1.53         1.54

Return on average equity (Quarter)                17.76%       18.87%       17.37%       16.85%       17.75%
Return on average equity (Year-to-date)           18.00        18.12        17.37        17.58        17.82

Efficiency ratio (Quarter) (2)                    49.37%       46.17%       50.28%       51.02%       48.83%
Efficiency ratio (Year-to-date) (2)               48.58        48.18        50.28        49.84        49.47

Net interest margin (Quarter)                      3.76%        3.80%        3.80%        3.81%        3.78%
Net interest margin (Year-to-date)                 3.79         3.80         3.80         3.84         3.82

(1) All per share financial information has been restated to reflect the effect of the 3-for-2 stock split.

(2) Noninterest expense divided by sum of taxable equivalent net interest income plus noninterest income, excluding investment securities gains
     (losses), net, and asset sales gains (losses), net.

Net Interest Income and Net Interest Margin

Net interest income on a taxable equivalent basis for the nine months ended September 30, 2004, was $413.4 million, an increase of $11.1 million or 2.7% over the comparable period last year. As indicated in Tables 2 and 3, the $11.1 million increase in taxable equivalent net interest income was attributable to favorable volume changes (with balance sheet growth and differences in the mix of average earning assets and average interest-bearing liabilities adding $19.1 million to taxable equivalent net interest income), offset partly by unfavorable rate variances (as the impact of changes in the interest rate environment reduced taxable equivalent net interest income by $8.0 million).

The net interest margin for the first nine months of 2004 was 3.79%, down 3 basis points ("bp") from 3.82% for the comparable period in 2003. The decrease was attributable to a 3 bp lower contribution from net free funds (particularly reflecting the impact of the lower cost of funds in 2004 on the value of net free funds) as the interest rate spread was unchanged (the net of a 29 bp decrease in both the yield on earning assets and the cost of interest-bearing liabilities).

Interest rates were relatively stable and historically low during 2003 and the first half of 2004, with one interest rate decrease of 25 bp during June 2003 compared to three interest rate increases of 25 bp each occurring in the second and third quarters of 2004. The average Federal funds rate of 1.14% for year-to-date 2004 was almost level with the 1.16% average for year-to-date 2003 (2 bp lower), however the Federal funds rate at September 30, 2004 was 1.75%, up 75 bp from 1.00% at September 30, 2003.

The yield on earning assets was 5.12% for year-to-date 2004, down 29 bp from the comparable nine-month period last year. The average loan yield was down 29 bp to 5.18%, as competitive pricing on new and refinanced loans and the repricing of variable rate loans in the lower interest rate environment from June 2003 through June 2004 put downward pressure on loan yields. The average yield on investments and other earning assets decreased 22 bp to 4.96%, impacted by faster prepayments (particularly on mortgage-related securities) and increased investments in the lower rate environment.

The cost of interest-bearing liabilities was 1.58% for year-to-date 2004, down 29 bp compared to the first nine months of 2003, aided by the lower average rate environment during the first half of the year and a larger mix of lower costing short-term borrowings in wholesale funding. The average cost of interest-bearing deposits was 1.38%, down 29 bp from year-to-date 2003, benefiting from lower rates on interest-bearing deposit products in general, as well as from a larger mix of lower-costing transaction accounts. The cost of wholesale funding (comprised of short-term borrowings and long-term funding) was 1.94%, down 26 bp from year-to-date 2003, largely a function of mix, as higher-priced long-term advances matured and new, lower-costing funding was added. Average short-term borrowings grew to 57% of wholesale funding, at an average cost 1.27% for year-to-date 2004, compared to 51% and an average cost of 1.38% for the comparable 2003 period. Average long-term funding fell to 43% (average cost 2.83%) of wholesale funding in 2004, from 49% (average cost 3.07%) in 2003.

Average earning assets increased by $466 million (3.3%) over the comparable nine-month period last year. Average investments and other earning assets were up $569 million (notably mortgage-related securities), while average loans decreased $103 million (representing 73.4% of average earning assets for year-to-date 2004 compared to 76.6% for year-to-date 2003). Decreases in average residential real estate, which includes mortgage loans held for sale, (down $282 million) and consumer loans (down $34 million) were partially offset by increases in commercial loans (up $213 million). Commercial loans grew to represent 62.9% of average loans for the first nine months of 2004 compared to 60.3% for the comparable period in 2003.

Average interest-bearing liabilities increased $304 million (2.5%) over the comparable period of 2003, and net free funds increased $162 million, both supporting the growth in earning assets. Average noninterest-bearing demand deposits (a component of net free funds) increased by $106 million, or 6.4%. The growth in average interest-bearing liabilities was comprised primarily of growth in interest-bearing deposits (up $359 million, or 4.8%), which reduced the need for wholesale funding. Wholesale funding was down $55 million (representing 35.5% of average interest-bearing liabilities for year-to-date 2004 compared to 36.9% for year-to-date 2003), notably in long-term funding, which decreased $275 million to represent 15.2% of average interest-bearing liabilities for year-to-date 2004 versus 17.9% for year-to-date 2003.

--------------------------------------------------------------------------------------------------------------------
                                                      TABLE 2
              Net Interest Income Analysis-Taxable Equivalent Basis
                                ($ in Thousands)
--------------------------------------------------------------------------------------------------------------------
                                        Nine Months ended September 30, 2004   Nine Months ended September 30, 2003
                                                       Interest    Average                    Interest    Average
                                           Average      Income/    Yield/        Average      Income/     Yield/
                                           Balance      Expense     Rate         Balance      Expense      Rate
--------------------------------------------------------------------------------------------------------------------
Earning assets:
  Loans: (1) (2) (3)
    Commercial                           $  6,668,508   $ 246,765    4.86%    $  6,455,171   $ 249,509     5.10%
    Residential real estate                 3,265,419     133,842    5.46        3,547,875     154,138     5.79
    Consumer                                  675,654      35,216    6.96          709,692      38,660     7.28
                                         ------------------------             ------------------------
  Total loans                              10,609,581     415,823    5.18       10,712,738     442,307     5.47
  Investments and other (1)                 3,843,013     142,935    4.96        3,273,806     127,272     5.18
                                         ------------------------             ------------------------
    Total earning assets                   14,452,594     558,758    5.12       13,986,544     569,579     5.41
  Other assets, net                         1,043,304                            1,026,672
                                         ------------                         ------------
    Total assets                         $ 15,495,898                         $ 15,013,216
                                         ============                         ============
Interest-bearing liabilities:
  Interest-bearing deposits:
  Savings deposits                       $    927,876   $   2,528    0.36%    $    930,105   $   3,997     0.57%
  Interest-bearing demand deposits          2,366,312      14,186    0.80        1,708,600      10,995     0.86
  Money market deposits                     1,530,856       9,247    0.81        1,640,707      11,694     0.95
  Time deposits, excluding Brokered CDs     2,844,147      53,227    2.50        3,062,576      64,825     2.83
                                         ------------------------             ------------------------
Total interest-bearing
  deposits,excluding Brokered CDs           7,669,191      79,188    1.38        7,341,988      91,511     1.67
  Brokered CDs                                216,371       2,213    1.37          184,494       2,364     1.71
                                         ------------------------             ------------------------
  Total interest-bearing deposits           7,885,562      81,401    1.38        7,526,482      93,875     1.67
  Wholesale funding                         4,347,031      64,001    1.94        4,402,081      73,406     2.20
                                         ------------------------             ------------------------
   Total interest-bearing liabilities      12,232,593     145,402    1.58       11,928,563     167,281     1.87
                                                          -------                              -------
Noninterest-bearing demand deposits         1,750,576                            1,644,871
Other liabilities                             121,613                              141,548
Stockholders' equity                        1,391,116                            1,298,234
                                         ------------                           ----------
   Total liabilities and equity          $ 15,495,898                         $ 15,013,216
                                         ============                         ============
Interest rate spread                                                 3.54%                                 3.54%
Net free funds                                                       0.25                                  0.28
                                                                     ----                                  ----
Taxable equivalent net interest
  income and net interest margin                        $ 413,356    3.79%                   $ 402,298     3.82%
                                                        =================                    ==================
Taxable equivalent adjustment                              19,186                               18,673
                                                        ---------                            ---------
Net interest income                                     $ 394,170                            $ 383,625
                                                        =========                            =========

(1) The yield on tax exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented.

(2) Nonaccrual loans and loans held for sale are included in the average balances.

(3)  Interest income includes net loan fees.

-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
                                                  TABLE 2 (continued)
                                 Net Interest Income Analysis-Taxable Equivalent Basis
                                                   ($ in Thousands)
-------------------------------------------------------------------------------------------------------------------
                                     Three Months ended September 30, 2004   Three Months ended September 30, 2003
                                                    Interest    Average                     Interest    Average
                                        Average     Income/     Yield/          Average      Income/    Yield/
                                        Balance     Expense      Rate           Balance      Expense     Rate
-------------------------------------------------------------------------------------------------------------------
Earning assets:
  Loans: (1) (2) (3)
    Commercial                       $  6,787,476   $  85,971    4.96%       $  6,565,202   $  83,321    4.97%
    Residential real estate             3,251,564      44,886    5.49           3,541,464      49,538    5.55
    Consumer                              669,661      11,775    6.99             707,103      12,657    7.10
                                     ------------------------                ------------------------
  Total loans                          10,708,701     142,632    5.25          10,813,769     145,516    5.30
  Investments and other (1)             3,980,213      48,238    4.85           3,314,933      42,468    5.12
                                     ------------------------                ------------------------
    Total earning assets               14,688,914   $ 190,870    5.14          14,128,702     187,984    5.26
  Other assets, net                     1,041,537                               1,023,974
                                     ------------                            ------------
    Total assets                     $ 15,730,451                            $ 15,152,676
                                     ============                            ============
Interest-bearing liabilities:
 Interest-bearing deposits:
  Savings deposits                   $    945,881   $     844    0.35%       $    935,402   $   1,113    0.47%
  Interest-bearing demand deposits      2,338,492       4,615    0.79           1,938,111       4,070    0.83
  Money market deposits                 1,516,812       3,294    0.86           1,586,092       3,430    0.86
Time deposits, excluding Brokered
  CDs                                   2,771,249      17,488    2.51           3,120,919      21,213    2.70
                                     ------------------------                ------------------------
Total interest-bearing
deposits, excluding Brokered CDs        7,572,434      26,241    1.38           7,580,524      29,826    1.56
  Brokered CDs                            235,844         950    1.60             146,670         501    1.36
                                     ------------------------                ------------------------
 Total interest-bearing deposits        7,808,278      27,191    1.39           7,727,194      30,327    1.56
 Wholesale funding                      4,573,129      24,068    2.07           4,228,226      22,516    2.09
                                     ------------------------                ------------------------
   Total interest-bearing
     liabilities                       12,381,407      51,259    1.64          11,955,420      52,843    1.75
                                                       ------                                  ------
Noninterest-bearing demand deposits     1,813,279                               1,757,806
Other liabilities                         116,165                                 134,467
Stockholders' equity                    1,419,600                               1,304,983
                                     ------------                            ------------
  Total liabilities and equity       $ 15,730,451                            $ 15,152,676
                                     ============                            ============
Interest rate spread                                             3.50%                                   3.51%
Net free funds                                                   0.26                                    0.27
                                                                 ----                                    ----
Taxable equivalent net interest
  income and net interest margin                    $ 139,611    3.76%                      $ 135,141    3.78%
                                                    =================                       =================
Taxable equivalent adjustment                           6,395                                   6,165
                                                    ---------                               ---------
Net interest income                                 $ 133,216                               $ 128,976
                                                    =========                               =========
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
                                                  TABLE 3
                             Volume / Rate Variance - Taxable Equivalent Basis
                                             ($ in Thousands)
-------------------------------------------------------------------------------------------------------
                                                                        Comparison of
                                                     Nine Months ended September 30, 2004 versus 2003
                                                                         Variance Attributable to
                                                        Income/Expense   ------------------------
                                                         Variance (1)       Volume         Rate
-------------------------------------------------------------------------------------------------------
INTEREST INCOME: (2)
Loans:
  Commercial                                             $  (2,744)       $   8,391     $ (11,135)
  Residential real estate                                  (20,296)         (10,700)       (9,596)
  Consumer                                                  (3,444)          (1,635)       (1,809)
                                                         ----------------------------------------
Total loans                                                (26,484)          (3,944)      (22,540)
Investments and other                                       15,663           21,341        (5,678)
                                                         ----------------------------------------
   Total interest income                                 $ (10,821)       $  17,397     $ (28,218)
INTEREST EXPENSE:
Interest-bearing deposits:
  Savings deposits                                       $  (1,469)       $     (10)    $  (1,459)
  Interest-bearing demand deposits                           3,191            3,995          (804)
  Money market deposits                                     (2,447)            (743)       (1,704)
  Time deposits, excluding brokered CDs                    (11,598)          (4,400)       (7,198)
                                                         ----------------------------------------
    Interest-bearing deposits, excluding brokered CDs      (12,323)          (1,158)      (11,165)
  Brokered CDs                                                (151)             371          (522)
                                                         ----------------------------------------
Total interest-bearing deposits                            (12,474)            (787)      (11,687)
Wholesale funding                                           (9,405)            (895)       (8,510)
                                                         ----------------------------------------
   Total interest expense                                  (21,879)          (1,682)      (20,197)
                                                         ----------------------------------------
Net interest income, taxable equivalent                  $  11,058        $  19,079     $  (8,021)
                                                         ========================================

(1) The change in interest due to both rate and volume has been allocated proportionately to volume variance and rate variance based on the relationship of the absolute dollar change in each.

(2) The yield on tax-exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented.

-------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
                                          TABLE 3 (continued)
                           Volume / Rate Variance - Taxable Equivalent Basis
                                            ($ in Thousands)
-------------------------------------------------------------------------------------------------------
                                                                    Comparison of
                                                   Three Months ended September 30, 2004 versus 2003
                                                                         Variance Attributable to
                                                        Income/Expense   ------------------------
                                                         Variance (1)       Volume         Rate
-------------------------------------------------------------------------------------------------------
INTEREST INCOME: (2)
Loans:
  Commercial                                             $   2,650        $   2,798     $    (148)
  Residential real estate                                   (4,652)          (3,495)       (1,157)
  Consumer                                                    (882)            (642)         (240)
                                                         ----------------------------------------
Total loans                                                 (2,884)          (1,339)       (1,545)
Investments and other                                        5,770            7,951        (2,181)
                                                         ----------------------------------------
   Total interest income                                 $   2,886        $   6,612     $  (3,726)
INTEREST EXPENSE:
Interest-bearing deposits:
  Savings deposits                                       $    (269)       $      12     $    (281)
  Interest-bearing demand deposits                             545              793          (248)
  Money market deposits                                       (136)            (158)           22
  Time deposits, excluding brokered CDs                     (3,725)          (2,305)       (1,420)
                                                         ----------------------------------------
    Interest-bearing deposits, excluding brokered CDs       (3,585)          (1,658)       (1,927)
  Brokered CDs                                                 449              346           103
                                                         ----------------------------------------
Total interest-bearing deposits                             (3,136)          (1,312)       (1,824)
Wholesale funding                                            1,552            1,731          (179)
                                                         ----------------------------------------
   Total interest expense                                   (1,584)             419        (2,003)
                                                         ----------------------------------------
Net interest income, taxable equivalent                  $   4,470        $   6,193     $  (1,723)
                                                         ========================================
-------------------------------------------------------------------------------------------------------

Provision for Loan Losses

No provision for loan losses was recorded for the third quarter of 2004, a result of improved asset quality trends and an adequate level of the allowance for loan losses. The provision for loan losses for the first nine months of 2004 was $11.1 million, compared to $46.8 million for the year ended December 31, 2003, and $37.2 million for the nine-month period in 2003. Net charge offs were $13.7 million and $23.5 million for the nine months ended September 30, 2004 and 2003, respectively. Annualized net charge offs as a percent of average loans for year-to-date 2004 were 0.17%, compared to 0.30% for the full year 2003 and 0.29% for the comparable nine-month period in 2003. At September 30, 2004, the allowance for loan losses was $175.0 million, compared to $177.6 million at December 31, 2003, and $176.2 million at September 30, 2003. The ratio of the allowance for loan losses to total loans was 1.62%, down from 1.73% at December 31, 2003 and 1.71% at September 30, 2003. Nonperforming loans at September 30, 2004, were $91.5 million, down 25% from $121.5 million at December 31, 2003, and down 27% from $125.2 million at September 30, 2003. See Table 8.

The provision for loan losses is predominantly a function of the methodology and other qualitative and quantitative factors used to determine the adequacy of the allowance for loan losses which focuses on changes in the size and character of the loan portfolio, changes in levels of impaired and other nonperforming loans, historical losses on each portfolio category, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other factors which could affect probable loan losses. See additional discussion under sections "Allowance for Loan Losses," and "Nonperforming Loans and Other Real Estate Owned."

Noninterest Income

For the nine months ended September 30, 2004, noninterest income was $161.6 million, down $32.4 million or 16.7% compared to $194.0 million for year-to-date 2003. The change between comparable periods was impacted by mortgage banking income (notably lower revenue from significantly lower refinancing and production activity), the timing of a 2003 sale and services agreement relating to the Corporation's credit card merchant processing business, and partially offset by the acquisitions of CFG and Jabas, which added to retail commissions.

------------------------------------------------------------------------------------------------------------------------------
                                                                         TABLE 4
                                                       Noninterest Income
                                                         ($ in Thousands)
------------------------------------------------------------------------------------------------------------------------------
                                         3rd Qtr.   3rd Qtr.  Dollar     Percent     YTD         YTD       Dollar    Percent
                                           2004       2003    Change     Change      2004        2003      Change    Change
------------------------------------------------------------------------------------------------------------------------------
Trust service fees                     $  7,773   $  7,001   $     772    11.0%   $  23,684   $  21,427   $   2,257    10.5%
Service charges on deposit accounts      13,672     13,338         334     2.5       39,210      37,611       1,599     4.3
Mortgage banking                          6,593     21,671     (15,078)  (69.6)      24,664      73,284     (48,620)  (66.3)
Credit card & other nondeposit fees       6,253      5,435         818    15.1       17,998      18,023         (25)   (0.1)
Retail commissions                       11,925      6,830       5,095    74.6       34,444      17,540      16,904    96.4
Bank owned life insurance income          3,580      3,532          48     1.4       10,576      10,373         203     2.0
Other                                     3,034      3,245        (211)   (6.5)       8,908      14,795      (5,887)  (39.8)
                                       ------------------------------------------------------------------------------------
  Subtotal                             $ 52,830   $ 61,052   $  (8,222)  (13.5)%  $ 159,484   $ 193,053   $ (33,569)  (17.4)%
Asset sale gains, net                       309        871        (562)    N/M          749         203         546     N/M
Investment securities gains
  (losses), net                              (6)         1          (7)    N/M        1,356         702         654     N/M
                                       ------------------------------------------------------------------------------------
  Total noninterest income             $ 53,133   $ 61,924   $  (8,791)  (14.2)%  $ 161,589   $ 193,958   $ (32,369)  (16.7)%
                                       ====================================================================================
N/M - Not meaningful.
------------------------------------------------------------------------------------------------------------------------------

Trust service fees were $23.7 million, up $2.3 million, or 10.5%, between the comparable nine-month periods. The change was predominantly the result of new business, higher assets under management, and increases in the fee structure on personal trust accounts implemented in mid-2003. The market value of assets under management was $4.4 billion at September 30, 2004 compared to $3.9 billion at September 30, 2003.

Service charges on deposit accounts were $39.2 million, up $1.6 million, or 4.3%, a function of both higher service charges on business accounts and higher fees on overdrafts/nonsufficient funds (due to rate increases).

Mortgage banking income in 2004 was affected by slowed refinancing activity throughout the industry due to higher mortgage rates. Mortgage banking income, consisting of servicing fees, the gain or loss on sales of mortgage loans to the secondary market, and other related fees, was $24.7 million for the first nine months of 2004, down $48.6 million, or 66.3%, from the comparable period in 2003. The decrease was driven primarily by reduced secondary mortgage loan production (mortgage loan production to be sold to the secondary market) and resultant sales. Secondary mortgage loan production declined 68% between the comparable nine-month periods ($1.2 billion for the nine months ended September 30, 2004 versus $3.7 billion for the nine months ended September 30, 2003). The lower production levels impacted both gains on sales of loans and volume-related fees, collectively down $49.0 million. Servicing fees on the portfolio serviced for others were up $0.4 million between comparable periods, due largely to an increase in the portfolio serviced for others ($6.01 billion at September 30, 2004, versus $5.59 billion at September 30, 2003).

Credit card and other nondeposit fees were $18.0 million for the first nine months of 2004, relatively unchanged (down 0.1%) from year-to-date 2003. The slight decrease was attributable predominantly to lower credit card fees associated with a merchant processing sale and services agreement signed in March 2003, substantially offset by increases in other commercial and retail service fees.

Retail commission income (which includes commissions from insurance and brokerage product sales) was $34.4 million, up $16.9 million between comparable periods, largely impacted by the insurance agency acquisitions of CFG on April 1, 2003 and Jabas on April 1, 2004. Insurance commissions were $29.6 million, up $16.1 million (including $2.3 million increase in fixed annuities) and brokerage commissions were up $0.8 million, aided by stronger financial market performance.

Other noninterest income was $8.9 million for the first nine months of 2004, down $5.9 million versus the comparable period in 2003, which included a $1.5 million gain on the sale of out-of-market credit card accounts and a $3.4 million gain recognized in connection with a credit card merchant processing sale and services agreement. Asset sale gains for 2004 were $0.7 million, including a $0.3 million net premium on the sale of $7 million in deposits from one branch and a $0.7 million net gain on the sale of two other real estate owned properties, while asset sale gains for 2003 were $0.2 million, including a $1.0 million gain on the sale of an other real estate owned property and a $0.6 million loss on the sale of an other real estate owned property. The 2004 investment securities gain of $1.4 million was the net result of a $1.9 million gain on the sale of common stock holdings during first quarter, net of a second quarter $0.2 million other-than-temporary write-down on a security and a $0.4 million loss on the sale of securities. The 2003 investment securities net gain of $0.7 million was the net result of a second quarter $1.0 million gain on the sale of common stock holdings, net of a first quarter $0.3 million other-than-temporary write-down on a security.

Noninterest Expense

Noninterest expense was $278.3 million, down $16.3 million compared to last year, with higher costs due to including the operating expenses of the CFG and Jabas acquisitions more than offset by lower mortgage servicing rights expense, loan expense, and stationery and supplies.

--------------------------------------------------------------------------------------------------------------------------
                                                           TABLE 5
                                                     Noninterest Expense
                                                       ($ in Thousands)
--------------------------------------------------------------------------------------------------------------------------
                                   3rd Qtr.   3rd Qtr.   Dollar     Percent     YTD         YTD       Dollar     Percent
                                     2004       2003     Change     Change      2004        2003      Change     Change
--------------------------------------------------------------------------------------------------------------------------
Personnel expense                 $ 53,467   $ 53,080   $    387      0.7%   $ 159,355   $ 153,649   $   5,706      3.7%
Occupancy                            6,939      7,101       (162)    (2.3)      21,275      21,367         (92)    (0.4)
Equipment                            3,022      3,178       (156)    (4.9)       8,899       9,612        (713)    (7.4)
Data processing                      5,865      6,322       (457)    (7.2)      17,666      17,542         124      0.7
Business development &               3,990      4,113       (123)    (3.0)      10,704      11,029        (325)    (2.9)
advertising
Stationery and supplies              1,214      1,651       (437)   (26.5)       3,869       4,964      (1,095)   (22.1)
Mortgage servicing rights
expense                              5,975      4,199      1,776     42.3       10,379      28,818     (18,439)   (64.0)
Intangible amortization expense        935        871         64      7.3        2,651       2,091         560     26.8
Loan expense                         1,152      1,806       (654)   (36.2)       4,208       6,104      (1,896)   (31.1)
Other                               12,447     13,486     (1,039)    (7.7)      39,275      39,372         (97)    (0.2)
                                  -------------------------------------------------------------------------------------
  Total noninterest expense       $ 95,006   $ 95,807   $   (801)    (0.8)%  $ 278,281   $ 294,548   $ (16,267)    (5.5)%
                                  =====================================================================================
--------------------------------------------------------------------------------------------------------------------------

Personnel expense (including salary-related expenses and fringe benefit expenses) increased $5.7 million or 3.7% over the first nine months of 2003. The increase was attributable to the CFG and Jabas acquisitions, annual merit increases, and higher commission-based compensation, but mitigated by lower costs due to lower overtime and temporary help and a reduction in full-time equivalent employees throughout the organization created by operating efficiencies and more disciplined hiring. Average full-time equivalent employees were 4,004 for the first nine months of 2004 down 3% from 4,131 for the first nine months of 2003. Excluding CFG and Jabas, average full-time equivalent employees were down 6% between the comparable growth periods. Salary-related expenses increased $4.1 million or 3.4% due principally to merit increases between the years and higher commission-based compensation. Fringe benefits were up $1.6 million or 4.7% over the comparable period of 2003, due primarily to the increased cost of premium based benefits and other benefit plans.

Equipment expense declined $0.7 million, principally in equipment and computer depreciation expense, given aging equipment and lower replacement costs. Stationery and supplies were down $1.1 million and business development and advertising were down $0.3 million, both reflecting corporate initiatives to reduce selected discretionary expenses in 2004.

Mortgage servicing rights expense includes both the amortization of the mortgage servicing rights asset and increases or decreases to the valuation allowance associated with the mortgage servicing rights asset. Mortgage servicing rights expense decreased by $18.4 million between the nine-month periods, with a $2.2 million recovery of the valuation allowance during year-to-date 2004 versus a $15.8 million addition to the valuation allowance for year-to-date 2003, and minimal change in the amortization of the mortgage servicing rights asset. Periods of strong mortgage refinance activity, particularly seen in the first half of 2003, increased the prepayment speeds of the Corporation's mortgage portfolio serviced for others, then slowed prepayment speeds through the second half of 2003 and into 2004. While the continued reduction in refinancing activity in 2004 reduced mortgage banking income (as noted in section "Noninterest Income"), it also further slowed prepayment speeds in the servicing portfolio, supporting greater value of the mortgage servicing asset and lowering mortgage servicing rights expense. The fair value of servicing was approximately $45.6 million (representing 76 bp of loans serviced) at September 30, 2004, compared to $36.7 million (or 66 bp of loans serviced) at September 30, 2003. Estimated prepayment speeds are a key factor in the valuation of mortgage servicing rights. Mortgage servicing rights are considered a critical accounting policy given that estimating the fair value of the mortgage servicing rights involves judgment, particularly of estimated prepayment speeds of the underlying mortgages serviced and the overall level of interest rates. Loan type and note rate are the predominant risk characteristics of the underlying loans used to stratify capitalized mortgage servicing rights for purposes of measuring impairment. A valuation allowance is established to the extent the carrying value of the mortgage servicing rights exceeds the estimated fair value by stratification. Net income could be affected if management's estimates of the prepayment speeds or other factors differ materially from actual prepayments. An other-than-temporary impairment is recognized as a write-down of the mortgage servicing rights asset and the related valuation allowance (to the extent valuation allowance is available) and then against earnings. A direct write-down permanently reduces the carrying value of the mortgage servicing rights asset and valuation allowance, precluding subsequent recoveries. Mortgage servicing rights, included in other intangible assets on the consolidated balance sheet, were $45.6 million, net of a $14.9 million valuation allowance at September 30, 2004. See section "Critical Accounting Policies" and Note 6, "Goodwill and Other Intangible Assets," of the notes to consolidated financial statements.

Intangible amortization expense increased $0.6 million to $2.7 million, attributable to the other intangibles acquired with the CFG and Jabas acquisitions. Loan expense was $4.2 million, down $1.9 million between comparable periods, primarily due to lower merchant processing costs, given the sale of the merchant processing during the first quarter of 2003, and lower mortgage loan expenses.

Income Taxes

Income tax expense for the first nine months of 2004 was $79.0 million, up $6.2 million from the comparable period in 2003. The effective tax rate (income tax expense divided by income before taxes) was unchanged at 29.6% for both year-to-date 2004 and year-to-date 2003.

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

Balance Sheet

At September 30, 2004, total assets were $16.1 billion, an increase of $1.0 billion, or 6.8%, over September 30, 2003. The growth in assets was comprised principally of increases in investment securities (up $751 million, notably in mortgage-related securities) and loans (up $541 million, notably commercial loans), offset by a decrease of $318 million in loans held for sale. Commercial loans grew $424 million, or 6.5%, since September 30, 2003 to represent 64% of total loans at September 30, 2004 (compared to 63% of total loans a year ago). Home equity grew $136 million, or 14.9%, while consumer loans decreased $38 million.

The growth in assets was primarily funded by short-term borrowings, which grew $907 million (primarily in federal funds purchased and securities sold under agreements to repurchase) to $3.0 billion. Total deposits of $9.7 billion at September 30, 2004 were up $42 million, or 0.4%, compared to a year ago, with a shift out of time deposits into more transaction-based deposit accounts. Interest-bearing transaction accounts (savings, interest-bearing demand, and money market) grew by $217 million (4.7%) and noninterest-bearing demand deposits grew by $63 million (3.5%). Brokered CDs increased $29 million, while other time deposits declined $267 million to 29% of deposits at September 30, 2004 versus 32% at September 30, 2003, attributable primarily to scheduled maturities. Long-term funding was down $81 million since September 30, 2003, as Federal Home Loan Bank advances and bank notes matured and were replaced by short-term borrowings or smaller issuances of long-term Federal Home Loan Bank advances and repurchase agreements (see Note 7, "Long-term Funding," of the notes to consolidated financial statements).

Since year-end 2003 the balance sheet increased $0.9 billion, 7.8% annualized growth, principally from growth in loans and investment securities. Loans grew $539 million, primarily in commercial loans (up $444 million) and residential real estate (up $120 million, mostly in home equity), while consumer loans decreased $25 million. Deposits decreased $116 million to $9.7 billion at September 30, 2004, attributable to a $183 million decline in other time deposits, partially offset by a $53 million increase in noninterest-bearing demand deposits and a $47 million increase in savings. Given the growth in assets and the decline in deposits and long-term funding, short-term borrowings increased. Long-term funding declined $122 million (due primarily to scheduled maturities of Federal Home Loan Bank advances). Short-term borrowings grew $1.0 billion (primarily in federal funds purchased and securities sold under agreements to repurchase). See Tables 6 and 7 for period end loan and deposit composition, respectively.

------------------------------------------------------------------------------------------------------------------------
                                                          TABLE 6
                                                Period End Loan Composition
                                                      ($ in Thousands)
------------------------------------------------------------------------------------------------------------------------
                                             September 30,     % of     September 30,     % of      Dec. 31,     % of
                                                 2004          Total         2003        Total        2003        Total
------------------------------------------------------------------------------------------------------------------------
Commercial, financial &agricultural          $  2,479,764       23%     $  2,186,214       21%    $ 2,116,463      21%
Real estate-construction                        1,152,990       11         1,035,674       10       1,077,731      10
Commercial real estate                          3,242,009       30         3,240,757       32       3,246,954      32
Lease financing                                    49,423       --            37,193       --          38,968      --
                                             ------------------------------------------------------------------------
  Commercial                                    6,924,186       64         6,499,838       63       6,480,116      63
Residential mortgage                            2,185,732       20         2,166,187       21       2,145,227      21
Home equity                                     1,047,902       10           912,142        9         968,744       9
                                             ------------------------------------------------------------------------
  Residential real estate                       3,233,634       30         3,078,329       30       3,113,971      30
Consumer                                          672,807        6           711,075        7         697,723       7
                                             ------------------------------------------------------------------------
Total loans                                  $ 10,830,627      100%     $ 10,289,242      100%    $ 10,291,810    100%
                                             ========================================================================
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
                                                          TABLE 7
                                              Period End Deposit Composition
                                                      ($ in Thousands)
------------------------------------------------------------------------------------------------------------------------
                                             September 30,     % of     September 30,     % of      Dec. 31,     % of
                                                 2004          Total         2003        Total        2003        Total
------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing demand                   $  1,867,905       19%     $  1,804,596       19%    $  1,814,446     18%
Savings                                           936,975       10           924,036        9          890,092      9
Interest-bearing demand                         2,334,072       24         2,086,964       22        2,330,478     24
Money market                                    1,516,423       16         1,559,769       16        1,573,678     16
Brokered CDs                                      186,326        2           156,994        2          165,130      2
Other time                                      2,835,572       29         3,102,997       32        3,019,019     31
                                             -------------------------------------------------------------------------
Total deposits                               $  9,677,273      100%     $  9,635,356      100%    $  9,792,843    100%
                                             ========================================================================
Total deposits, excluding Brokered CDs       $  9,490,947       98%     $  9,478,362       98%    $  9,627,713     98%
                                             ========================================================================
------------------------------------------------------------------------------------------------------------------------

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

------------------------------------------------------------------------------------------------------
                                                   TABLE 8
                              Allowance for Loan Losses and Nonperforming Assets
                                               ($ in Thousands)
------------------------------------------------------------------------------------------------------
                                                                   At and for the      At and for the
                                                                  nine months ended      year ended
                                                                    September 30,       December 31,
------------------------------------------------------------------------------------------------------
                                                                   2004         2003         2003
                                                               ---------------------------------------
Allowance for Loan Losses:
Balance at beginning of period                                 $  177,622   $  162,541   $  162,541
Provision for loan losses                                          11,065       37,210       46,813
Charge offs                                                       (16,492)     (26,631)     (37,107)
Recoveries                                                          2,812        3,103        5,375
                                                               ------------------------------------
    Net charge offs                                               (13,680)     (23,528)     (31,732)
                                                               ------------------------------------
Balance at end of period                                       $  175,007   $  176,223   $  177,622
                                                               ====================================

Nonperforming Assets:
Nonaccrual loans                                               $   81,124   $  114,067   $  113,944
Accruing loans past due 90 days or more                            10,309       11,055        7,495
Restructured loans                                                     39           44           43
                                                               ------------------------------------
      Total nonperforming loans                                    91,472      125,166      121,482
Other real estate owned                                             4,526        6,380        5,457
                                                               ------------------------------------
      Total nonperforming assets                               $   95,998   $  131,546   $  126,939
                                                               ====================================
Ratios:
Allowance for loan losses to net charge offs (annualized)            9.58x        5.60x        5.60x
Net charge offs to average loans (annualized)                        0.17%        0.29%        0.30%
Allowance for loan losses to total loans                             1.62%        1.71%        1.73%
Nonperforming loans to total loans                                   0.84%        1.22%        1.18%
Nonperforming assets to total assets                                 0.59%        0.87%        0.83%
Allowance for loan losses to nonperforming loans                      191%         141%         146%
------------------------------------------------------------------------------------------------------

As of September 30, 2004, the allowance for loan losses was $175.0 million compared to $176.2 million at September 30, 2003, and $177.6 million at December 31, 2003. The allowance for loan losses at September 30, 2004 decreased $1.2 million since September 30, 2003 and $2.6 million since December 31, 2003. At September 30, 2004, the allowance for loan losses to total loans was 1.62% and covered 191% of nonperforming loans, compared to 1.71% and 141%, respectively, at September 30, 2003, and 1.73% and 146%, respectively, at December 31, 2003. Table 8 provides additional information regarding activity in the allowance for loan losses and nonperforming assets.

Gross charge offs were $16.5 million for the nine months ended September 30, 2004, down from $26.6 million for the comparable period ended September 30, 2003, and $37.1 million for the year 2003, while recoveries for the corresponding periods were $2.8 million, $3.1 million and $5.4 million, respectively. The ratio of net charge offs to average loans on an annualized basis was 0.17%, 0.29%, and 0.30% for the nine-month periods ended September 30, 2004 and September 30, 2003, and for the 2003 year, respectively. Six commercial credits in various industries accounted for approximately $6.8 million of the net charge offs for the nine months ended September 30, 2004, while five commercial credits in the construction and hospitality industries accounted for approximately $13.7 million and $16.5 million of the net charge offs for the nine months ended September 30, 2003, and the year ended December 31, 2003, respectively.

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

The allocation methods used for September 30, 2004, September 30, 2003, and December 31, 2003 were comparable, using specific allocations or factors for criticized loans and for non-criticized loan categories, as defined by the Corporation. Factors applied are reviewed periodically and adjusted to reflect changes in trends or other risks. Current economic conditions at each period end carried various uncertainties requiring management's judgment as to the impact on the business results of numerous individual borrowers and certain industries. Total loans at September 30, 2004, were up $541 million (5.3%) from September 30, 2003, primarily in the commercial portfolio, which grew $424 million, or 6.5%, to represent 64% of total loans versus 63% a year ago (see Table 6). The loan growth occurred predominantly since December 31, 2003, with total loans up $539 million compared to December 31, 2003, with commercial loans accounting for the majority of growth (up $444 million, or 9.2%, annualized). The allowance for loan losses to loans was 1.62%, 1.71% and 1.73% for September 30, 2004, and September 30, and December 31, 2003, respectively. The ratio of the allowance for loan losses to total loans was lower at September 30, 2004, primarily due to the increased loans, but the allowance for loan losses covered a greater percentage of nonperforming loans (191% at September 30, 2004) than at September 30 and December 31, 2003 (141% and 146%, respectively). Nonperforming loans were $91.5 million, or 0.84% of total loans at September 30, 2004, down from $125.2 million, or 1.22% of loans a year ago, and $121.5 million, or 1.18% of loans at year-end 2003. Approximately $25 million of the $30.0 million improvement in nonperforming loans since year-end came from paydowns on six large problem loans, as management continues to work through problem credits. Criticized commercial loans were down (11%) since December 31, 2003, as several larger loans were removed from criticized loans as loan paydowns were received (as noted above) or were upgraded to lower-risk categories given improvements in their specific business circumstances, along with fewer commercial loans classified into the criticized categories. On the other hand, potential problem loans have increased moderately (5%) since December 31, 2003 (see section "Nonperforming Loans and Other Real Estate Owned").

Management believes the allowance for loan losses to be adequate at September 30, 2004.

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

Nonperforming Loans and Other Real Estate Owned

Management is committed to an aggressive identification philosophy for nonaccrual and problem loans. This philosophy is implemented through the ongoing monitoring and reviewing of all pools of risk in the loan portfolio to ensure that problem loans are identified quickly and the risk of loss is minimized.

Table 8 provides detailed information regarding nonperforming assets, which include nonperforming loans and other real estate owned. Nonperforming assets to total assets were 0.59%, 0.87%, and 0.83% at September 30, 2004, September 30, 2003, and December 31, 2003, respectively.

Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, loans 90 days or more past due but still accruing, and restructured loans. The Corporation specifically excludes from its definition of nonperforming loans student loan balances that are 90 days or more past due and still accruing and that have contractual government guarantees as to collection of principal and interest. The Corporation had $11 million, $14 million and $13 million of nonperforming student loans at September 30, 2004, September 30, 2003, and December 31, 2003, respectively.

Total nonperforming loans at September 30, 2004 were $91.5 million, down $33.7 million from September 30, 2003 and down $30.0 million from year-end 2003. The ratio of nonperforming loans to total loans was 0.84% at September 30, 2004, as compared to 1.22% and 1.18% at September 30, 2003, and year-end 2003, respectively. Compared to September 30, 2003, nonaccrual loans account for the majority of the $33.7 million decrease in nonperforming loans. Nonaccrual loans decreased $32.9 million, with the majority of the improvement attributable to the paydowns on six large problem credits (totaling approximately $25 million, in various industries, as previously mentioned), as management continues to work through problem credits. While accruing loans past due 90 or more days were down $0.7 million between September periods-ends, the September 30, 2004 balance included four loans totaling approximately $4.6 million that were subsequently resolved administratively in October, but were included as nonperforming loans in accordance with the Corporation's loan policy. Compared to December 31, 2003, nonaccrual loans also account for the majority of the $30.0 million decrease in nonperforming loans. Nonaccrual loans were down $32.8 million, with the majority of the improvement also attributable to the paydowns noted previously, while accruing loans past due 90 or more days were up $2.8 million, also attributable to the credits noted above.

Other real estate owned was $4.5 million at September 30, 2004, compared to $6.4 million at September 30, 2003, and $5.5 million at year-end 2003. The change in other real estate owned was predominantly due to the addition and subsequent sale of commercial real estate properties. An $8.0 million property was added during fourth quarter 2002, three commercial properties (at $1.1 million, $1.5 million, and $2.7 million) were added during 2003, and a $1.3 million commercial property was added during first quarter 2004. The $1.5 million property was sold during the second quarter of 2003 (at a net loss of $0.6 million), the $8.0 million property was sold during the third quarter of 2003 (at a net gain of $1.0 million), the $2.7 million property was sold during the fourth quarter of 2003 (at a small gain), and the $1.1 million property was sold during the third quarter of 2004 (at a net gain of $0.4 million). Also during the fourth quarter of 2003, a $0.5 million write-down was recorded in other noninterest expense on another commercial property in other real estate owned.

Potential problem loans are certain loans bearing risk ratings by management that are not in nonperforming loan status but where there are doubts as to the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that the Corporation expects losses to occur but that management recognizes a higher degree of risk associated with these loans. The level of potential problem loans is a predominant factor in determining the relative level of risk in the loan portfolio and in the determination of the level of the allowance for loan losses. The loans that have been reported as potential problem loans are not concentrated in a particular industry but rather cover a diverse range of businesses. At September 30, 2004, potential problem loans totaled $257 million, down from $276 million at September 30, 2003, and up from $245 million at December 31, 2003.

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

While core deposits and loan and investment portfolio repayments and maturities are principal sources of liquidity, funding diversification is another key element of liquidity management. Diversity is achieved by strategically varying depositor type, term, funding market, and instrument. The Parent Company and certain subsidiary banks are rated by Moody's, Standard and Poor's, and Fitch. These ratings, along with the Corporation's other ratings, provide opportunity for greater funding capacity and funding alternatives.

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

In addition to dividends and service fees from subsidiaries, the Parent Company has multiple funding sources that could be used to increase liquidity and provide additional financial flexibility. These sources include a revolving credit facility, commercial paper, and two shelf registrations to issue debt and preferred securities or a combination thereof. The Parent Company has available a $100 million revolving credit facility with established lines of credit from nonaffiliated banks, of which $100 million was available at September 30, 2004. In addition, $200 million of commercial paper was available at September 30, 2004, under the Parent Company's commercial paper program.

In May 2002, the Parent Company filed a "shelf" registration statement under which up to $300 million of trust preferred securities may be offered. In May 2002, $175 million of trust preferred securities were issued, bearing a 7.625% fixed coupon rate. At September 30, 2004, $125 million was available under the trust preferred shelf. In May 2001, the Parent Company filed a "shelf" registration statement whereby the Parent Company may offer up to $500 million of any combination of the following securities, either separately or in units: debt securities, preferred stock, depositary shares, common stock, and warrants. In August 2001, the Parent Company obtained $200 million in a subordinated note offering, bearing a 6.75% fixed coupon rate and 10-year maturity. At September 30, 2004, $300 million was available under the shelf registration.

Investment securities are an important tool to the Corporation's liquidity objective. As of September 30, 2004, all securities are classified as available for sale and are reported at fair value on the consolidated balance sheet. Of the $4.2 billion investment portfolio at September 30, 2004, $2.3 billion were pledged to secure certain deposits or for other purposes as required or permitted by law. The remaining securities could be pledged or sold to enhance liquidity, if necessary.

The bank subsidiaries have a variety of funding sources (in addition to key liquidity sources, such as core deposits, loan sales, loan and investment portfolio repayments and maturities, and loan and investment portfolio sales) available to increase financial flexibility. A bank note program associated with Associated Bank, National Association, was established during 2000. Under this program, short-term and long-term debt may be issued. As of September 30, 2004, $300 million of long-term bank notes and $200 million of short-term bank notes were outstanding. At September 30, 2004, $1.1 billion was available under this program. The banks have also established federal funds lines with major banks and the ability to borrow from the Federal Home Loan Banks ($0.8 billion was outstanding at September 30,
2004). In addition, the bank subsidiaries from time to time accept Eurodollar deposits, issue institutional certificates of deposit, and offer brokered certificates of deposit.

For the nine months ended September 30, 2004, net cash provided from operating and financing activities was $269.8 million and $697.1 million, respectively, while investing activities used net cash of $1.0 billion, for a net decrease in cash and cash equivalents of $39.6 million since year-end 2003. In the first nine months of 2004 maturities of time deposits occurred (down $183 million or 8% annualized) and net asset growth since year-end 2003 was strong (up $888 million or 8% annualized), particularly in loans and investments. Therefore, other funding sources were utilized, particularly short-term borrowings, to fund asset growth, replenish the net decrease in deposits, provide for the repayment of long-term debt and common stock repurchases, and payment of cash dividends to the Corporation's stockholders.

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

In January 2004, the Board of Directors, with subsequent approval of the Corporation's shareholders, approved an amendment to the Articles of Incorporation of the Corporation to increase the number of authorized shares of the Corporation's common stock from 100 million to 250 million shares.

Stockholders' equity at September 30, 2004 increased to $1.5 billion, up $152.5 million compared to September 30, 2003. The increase in equity between the two periods was primarily composed of the retention of earnings and the exercise of stock options, with partially offsetting decreases to equity from the payment of dividends and the repurchase of common stock. Additionally, stockholders' equity at September 30, 2004, included $49.3 million of accumulated other comprehensive income versus $36.3 million at September 30, 2003. The increase in accumulated other comprehensive income was predominantly related to a change in the additional pension obligation and lower unrealized losses on cash flow hedges, partially offset by a decrease in unrealized gains on securities available for sale, net of the tax effect. The ratio of stockholders' equity to assets was 9.01% and 8.61% at September 30, 2004 and 2003, respectively.

Stockholders' equity grew $105.0 million since year-end 2003. The increase in equity between the two periods was primarily composed of the retention of earnings and the exercise of stock options, with partially offsetting decreases to equity from the payment of dividends and the repurchase of common stock. Additionally, stockholders' equity at year-end 2003 included $52.1 million of accumulated other comprehensive income versus $49.3 million at September 30, 2004. The decrease in accumulated other comprehensive income was predominantly related to lower unrealized gains on securities available for sale, partially offset by lower unrealized losses on cash flow hedges, net of the tax effect. Stockholders' equity to assets at September 30, 2004 was 9.01%, compared to 8.84% at December 31, 2003.

Cash dividends of $0.7267 per share were paid in year-to-date 2004, compared to $0.6600 per share in year-to-date 2003, representing an increase of 10.1%.

The Board of Directors has authorized management to repurchase shares of the Corporation's common stock each quarter in the market, to be made available for issuance in connection with the Corporation's employee incentive plans and for other corporate purposes. For the Corporation's employee incentive plans, the Board of Directors authorized the repurchase of up to 3.0 million shares in 2004 (750,000 shares per quarter) and up to 2.4 million shares (600,000 shares per quarter) in 2003. Of these authorizations, 697,000 shares were repurchased for $20.1 million during the first nine months of 2004 at an average cost of $28.91 per share, while none were repurchased during 2003. Additionally, under two separate actions in 2000 and one action in 2003, the Board of Directors authorized the repurchase and cancellation of the Corporation's outstanding shares, not to exceed approximately 16.5 million shares on a combined basis. Under these authorizations no shares were repurchased during the first nine months of 2004, while approximately 2.9 million shares were repurchased during year-to-date 2003 at an average cost of $23.81 per share. At September 30, 2004, approximately 5.6 million shares remain authorized to repurchase. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities.

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


----------------------------------------------------------------------------------------------------------------------
                                   TABLE 9 (1)
                                 Capital Ratios
                      (In Thousands, except per share data)
----------------------------------------------------------------------------------------------------------------------
                                            September 30,    June 30,      March 31,    December 31,    September 30,
                                                2004           2004          2004           2003            2003
----------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                  $ 1,453,465    $ 1,378,894    $ 1,395,293   $ 1,348,427     $ 1,300,948
Tier 1 capital                                1,317,752      1,275,924      1,255,142     1,221,647       1,189,657
Total capital                                 1,678,543      1,631,109      1,607,707     1,572,770       1,538,751
Market capitalization                         3,536,712      3,260,722      3,289,616     3,137,330       2,774,558
                                            -----------------------------------------------------------------------
Book value per common share                 $     13.18    $     12.53    $     12.67   $     12.26     $     11.84
Cash dividend per common share                   0.2500         0.2500         0.2267        0.2267          0.2267
Stock price at end of period                      32.07          29.63          29.86         28.53           25.26
Low closing price for the quarter                 28.81          27.09          28.08         25.87           24.75
High closing price for the quarter                32.19          30.13          30.37         28.75           25.93
                                            -----------------------------------------------------------------------
Total equity / assets                              9.01%          8.89%          9.00%         8.84%           8.61%
Tier 1 leverage ratio                              8.52           8.37           8.36          8.37            7.98
Tier 1 risk-based capital ratio                   10.98          11.06          11.00         10.86           10.64
Total risk-based capital ratio                    13.99          14.14          14.10         13.99           13.76
                                            -----------------------------------------------------------------------
Shares outstanding (period end)                 110,281        110,048        110,168       109,966         109,840
Basic shares outstanding (average)              110,137        110,116        110,294       109,965         110,209
Diluted shares outstanding (average)            111,699        111,520        111,830       111,499         111,485

(1) All share and per share financial information has been restated to reflect the effect of the 3-for-2 stock split.
-----------------------------------------------------------------------------------------------------------------------

Contractual Obligations, Commitments, Off-Balance Sheet Risk, and Contingent Liabilities

The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, commitments to originate residential mortgage loans held for sale, commercial letters of credit, standby letters of credit, forward commitments to sell residential mortgage loans, interest rate swaps, and interest rate caps. Please refer to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003, for discussion with respect to the Corporation's quantitative and qualitative disclosures about its fixed and determinable contractual obligations. Items disclosed in the Annual Report on Form 10-K have not materially changed since that report was filed. The Corporation's derivative instruments at September 30, 2004, are included in Note 8, "Derivatives and Hedging Activities," of the notes to consolidated financial statements and the Corporation's commitments are included in Note 9, "Contractual Obligations, Commitments, Off-Balance Sheet Risk, and Contingent Liabilities," of the notes to consolidated financial statements.

Comparable Third Quarter Results

Net income for third quarter 2004 was $63.4 million, up $5.0 million or 8.5% from third quarter 2003 net income of $58.4 million with notably lower mortgage banking income more than offset by a reduction in the provision for loan losses and growth in other revenue sources. Return on average equity was 17.76%, up 1 bp from the third quarter of 2003, while return on average assets increased by 7 bp to 1.60%. See Tables 1 and 10.

Taxable equivalent net interest income for the third quarter of 2004 was $139.6 million, $4.5 million higher than the third quarter of 2003. Volume variances favorably impacted taxable equivalent net interest income by $6.2 million (principally from growth of investments and other earning assets), while rate variances were unfavorable by $1.7 million (as the unfavorable rate variance on earning assets was greater than the favorable rate variance on interest-bearing liabilities). See Tables 2 and 3. Growth in average earning assets (up $560 million to $14.7 billion) was funded by increases in interest-bearing liabilities (up $426 million to $12.4 billion) and net free funds (up $134 million). Average investments grew $665 million (primarily mortgage-related securities) to $4.0 billion, while average loans were $10.7 billion, down $105 million between the comparable third quarter periods. Decreases in residential real estate loans (down $290 million) and consumer loans (down $37 million) were largely offset by an increase in commercial loans (up $222 million) Average interest-bearing deposits grew $81 million; however, the mix shifted from non-brokered time deposits and money market deposits to interest-bearing demand deposits and brokered certificates of deposit. Wholesale funding increased $345 million to $4.6 billion (which represented 36.9% of interest-bearing liabilities for the third quarter of 2004 compared to 35.4% for the third quarter of 2003), with a shift to short-term borrowings (which represented 57.3% versus 50.5% of wholesale funding for the third quarters of 2004 and 2003, respectively).

The net interest margin of 3.76% was down 2 bp from 3.78% for the third quarter of 2003, the result of a 1 bp decline in the interest rate spread (i.e., a 12 bp drop in the earning asset yield, net of an 11 bp decrease in the average cost of interest-bearing liabilities) and a 1 bp lower contribution from net free funds. The 12 bp decline in the earning asset yield was comprised of a 5 bp decrease in loan yields and a 27 bp drop in investments, primarily a function of mix (as the growth in both loans and investments occurred in categories with lower yields). On the funding side, total interest-bearing deposits cost 1.39% on average for third quarter 2004, down 17 bp from the comparable quarter in 2003, and the rate on wholesale funding was down 2 bp.

No provision for loan losses was recorded for the third quarter of 2004, a result of improved asset quality trends and an adequate level of the allowance for loan losses, versus a provision for loan losses for the third quarter of 2003 of $12.1 million. The allowance for loan losses to loans at September 30, 2004 was 1.62% compared to 1.71% at September 30, 2003. Net charge offs were $3.0 million for the three months ended September 30, 2004 and $8.3 million for the comparable quarter in 2003. Annualized net charge offs as a percent of average loans for third quarter were 0.11% versus 0.31% for the comparable quarter of 2003. Total nonperforming loans were $91.5 million, down 27% from $125.2 million at September 30, 2003. See Tables 6 and 8 and discussion under sections "Provision for Loan Losses," "Allowance for Loan Losses," and "Nonperforming Loans and Other Real Estate Owned."

Noninterest income was $53.1 million for the third quarter of 2004, down $8.8 million from the third quarter of 2003 (see Table 4), with notably lower mortgage banking income offset in part by an increase in retail commission income. Mortgage banking income was down $15.1 million, reflecting the industry-wide slowdown in refinancing activity (secondary mortgage production decreased to $254 million for the third quarter of 2004 versus $1.4 billion for the third quarter of 2003). Excluding mortgage banking income, noninterest income was up $6.3 million versus the comparable quarter in 2003. Retail commissions were up $5.1 million, primarily in insurance and fixed annuities, positively impacted by the Jabas acquisition. Credit card and other nondeposit fees increased $0.8 million, particularly from higher volumes leading to stronger credit card inclearing fees, and trust service fees grew $0.8 million, in line with the growth in assets under management.

Noninterest expense for the third quarter of 2004 was down $0.8 million from the third quarter of 2003 (see Table 5), reflecting declines in most noninterest expense categories, partially offset by higher mortgage servicing rights expense and the inclusion of Jabas operating expenses. Mortgage servicing rights expense was up $1.8 million, primarily the result of a $2.0 million addition to the valuation allowance in the third quarter of 2004 versus none in the third quarter of 2003. Tightly controlled discretionary spending more than offset the above increases. Other expense was down $1.0 million (primarily in legal and professional fees), loan expense was down $0.7 million, and data processing was down $0.5 million.

Income taxes were up $3.4 million between comparable quarters due to higher income before income taxes. The effective tax rate was 30.6% for the third quarter of 2004 compared to 29.6% for the third quarter of 2003.

Sequential Quarter Results

Net income for the third quarter of 2004 was $63.4 million, down $1.1 million from second quarter 2004 net income of $64.5 million with unfavorable changes in mortgage banking income and mortgage servicing rights expense largely offset by lower provision for loan losses. Return on average equity was 17.76%, down from 18.87% for the second quarter of 2004, while return on average assets decreased 7 bp to 1.60%. See Tables 1 and 10.

------------------------------------------------------------------------------------------------------------------------------
                                                         TABLE 10
                                              Selected Quarterly Information
                                                     ($ in Thousands)
------------------------------------------------------------------------------------------------------------------------------
                                                                          For the Quarter Ended
                                               -------------------------------------------------------------------------------
                                                September 30,     June 30,       March 31,     December 31,     September 30,
                                                    2004            2004           2004           2003              2003
------------------------------------------------------------------------------------------------------------------------------
Summary of Operations:
Net interest income                            $    133,216     $    131,879   $    129,075    $    127,137    $    128,976
Provision for loan losses                               ---            5,889          5,176           9,603          12,118
Noninterest income                                   53,133           55,497         52,959          52,477          61,924
Noninterest expense                                  95,006           89,619         93,656          94,120          95,807
Income taxes                                         27,977           27,363         23,642          20,282          24,589
                                               --------------- -------------- --------------- -------------- --------------
Net income                                     $     63,366     $     64,505   $     59,560    $     55,609    $     58,386
                                               =============== ============== =============== ============== ==============

Taxable equivalent net interest income         $    139,611     $    138,266   $    135,479    $    133,367    $    135,141
Net interest margin                                    3.76%            3.80%          3.80%           3.81%           3.78%

Average Balances:
Assets                                         $ 15,730,451     $ 15,498,005   $ 15,261,277    $ 14,852,390    $ 15,152,676
Earning assets                                   14,688,914       14,480,701     14,185,569      13,828,992      14,128,702
Interest-bearing liabilities                     12,381,407       12,231,733     12,083,003      11,637,646      11,955,420
Loans                                            10,708,701       10,685,542     10,433,411      10,354,726      10,813,769
Deposits                                          9,621,557        9,701,945      9,585,074       9,679,789       9,485,000
Stockholders' equity                              1,419,600        1,374,632      1,378,804       1,309,167       1,304,983

Asset Quality Data:
Allowance for loan losses to total loans               1.62%            1.69%          1.69%           1.73%           1.71%
Allowance  for loan  losses to  nonperforming
  loans                                                 191%             207%           190%            146%            141%
Nonperforming loans to total loans                     0.84%            0.81%          0.89%           1.18%           1.22%
Nonperforming assets to total assets                   0.59%            0.60%          0.65%           0.83%           0.87%
Net charge offs to average loans (annualized)          0.11%            0.21%          0.20%           0.31%           0.31%
------------------------------------------------------------------------------------------------------------------------------

Taxable equivalent net interest income for the third quarter of 2004 was $139.6 million, $1.3 million higher than second quarter 2004. Volume variances impacted taxable equivalent net interest income favorably by $2.0 million (primarily from growth in investments and commercial loans), while rate variances were unfavorable by $0.7 million (as an unfavorable rate variance on interest-bearing liabilities exceeded the favorable rate variance on earning assets). The net interest margin of 3.76% for the third quarter of 2004 was down 4 bp from the second quarter of 2004, reflecting a 6 bp decrease in interest rate spread (i.e., an 11 bp increase in the average cost of interest-bearing liabilities, net of a 5 bp increase in the earning asset yield), partially offset by a 2 bp higher contribution from net free funds. Average earning assets increased $208 million (5.7% annualized) between the sequential quarters, attributable to a $185 million increase in average investments (primarily in mortgage-related securities) and a $23 million increase in average loans (the net of a $103 million increase in commercial loans, a $3 million increase in consumer loans, and an $83 million decrease in residential real estate loans). The earning asset growth was funded by higher levels of average interest-bearing liabilities and net free funds. Average interest-bearing liabilities were up $150 million, reflecting a $270 million increase in wholesale funding (predominantly in long-term funding) and a $120 million decrease in interest-bearing deposits (with declines in interest-bearing demand and time deposits). Net free funds were up $59 million, led by increased average demand deposits (up $40 million).

No provision for loan losses was recorded for the third quarter of 2004, a result of sustained improvement in asset quality trends and an adequate level of the allowance for loan losses, versus a provision for loan losses for the second quarter of 2004 of $5.9 million. The allowance for loan losses to loans was 1.62% at September 30, 2004, versus 1.69% at June 30, 2004. Net charge offs were $3.0 million for third quarter 2004, compared to $5.6 million for second quarter 2004. Annualized net charge offs as a percent of average loans for third quarter were 0.11% versus 0.21% for second quarter 2004. Total nonperforming loans were $91.5 million, up from $85.9 million at June 30, 2004, attributable to increases in accruing loans past due 90 or more days (four loans totaling approximately $4.6 million were resolved administratively during October, however these loans were reported as nonperforming loans at September 30, 2004, in accordance with the Corporation's loan policy). See discussion under sections "Provision for Loan Losses," "Allowance for Loan Losses," and "Nonperforming Loans and Other Real Estate Owned."

Noninterest income decreased $2.4 million to $53.1 million between sequential quarters. Mortgage banking income was down $2.5 million, in line with the decrease in secondary mortgage production (at $254 million for the third quarter compared to $579 million for the second quarter). Excluding mortgage banking income, noninterest income was $46.5 million for both the third and second quarters of 2004. Retail commission income was down $1.2 million, predominantly in insurance and fixed annuities. Service charges on deposit accounts grew $0.5 million, attributable to seasonally higher volumes in overdrafts/nonsufficient funds. The $0.6 million favorable change in investment securities gains (losses) was due to a $0.2 million other-than-temporary write-down on a security and a $0.4 million loss on the sale of treasury securities during second quarter.

On a sequential quarter basis, noninterest expense increased $5.4 million. Mortgage servicing rights expense increased $8.3 million, predominantly due to a $2.0 million addition to the valuation allowance in the third quarter compared to a $6.6 million recovery of the valuation allowance in the second quarter. Excluding mortgage servicing rights expense, noninterest expense of $89.0 million in the third quarter was $3.0 million lower than the second quarter. Tightly controlled discretionary spending partially offset the above increase, other expense was down $2.0 million (primarily in legal and professional fees) and loan expense was down $0.5 million.

Income taxes were up $0.6 million between sequential quarters, primarily due to changes in net operating losses and the corresponding valuation allowances. The effective tax rate was 30.6% for the third quarter compared to 29.8% for the second quarter.

Recent Accounting Pronouncements

The recent accounting pronouncements have been described in Note 3, "New Accounting Pronouncements," of the notes to consolidated financial statements.

Subsequent Events

On October 29, 2004, the Corporation consummated its acquisition of 100% of the outstanding shares of First Federal Capital Corp ("First Federal"), based in La Crosse, Wisconsin. The acquisition will be accounted for under the purchase method and was, therefore, appropriately not included in the consolidated financial statements herewith, but will be included in the Corporation's financial results effective upon the date of acquisition and thereafter. The Corporation is in the process of recording the transaction and assigning fair values of the assets acquired and liabilities assumed. The excess cost of the acquisition over the fair value of the net assets acquired will be allocated to the identifiable intangible assets with the remainder then allocated to goodwill. Thus, at the time of this filing it is not practicable to provide detailed updated financial information on the transaction. Any specific transaction results should be considered to be the best estimates available at the time of this filing and subject to change upon the completion of the recording of the transaction. See Note 5, "Business Combinations," of the notes to consolidated financial statements.

On October 28, 2004, the Board of Directors declared a $0.25 per share dividend payable on November 15, 2004, to shareholders of record as of November 8, 2004. This cash dividend has not been reflected in the accompanying consolidated financial statements.

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

                              ASSOCIATED BANC-CORP
                           PART II - OTHER INFORMATION

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Following are the Corporation's monthly common stock purchases during the first nine months of 2004 (in thousands, expect per share data). For a detailed discussion of the common stock repurchase authorizations and repurchases during the period, see section "Capital."

             Period                 Total Number of     Average Price Paid
                                    Shares Purchased         per Share
-----------------------------------------------------------------------------

January 1, 2004 -
  January 31, 2004                       15,000            $     28.90
February 1, 2004 -
  February 29, 2004                     121,500                  28.80
March 1, 2004 -
  March 31, 2004                        355,500                  29.51
April 1, 2004 -
  April 30, 2004                            ---                    ---
May 1, 2004 -
  May 31, 2004                          195,000                  27.88
June 1, 2004 -
  June 30, 2004                          10,000                  28.97
July 1, 2004 -
  July 31, 2004                             ---                    ---
August 1, 2004 -
  August 31, 2004                           ---                    ---
September 1, 2004 -
  September 30, 2004                        ---                    ---
                                   -----------------------------------------
Total                                   697,000            $     28.91
                                   =========================================

ITEM 6:  Exhibits

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

                                         ASSOCIATED BANC-CORP
                                         (Registrant)

Date:  November 5, 2004                  /s/ Paul S. Beideman
                                         --------------------------------------
                                         Paul S. Beideman
                                         President and Chief Executive Officer


Date:  November 5, 2004                  /s/ Joseph B. Selner
                                         --------------------------------------
                                         Joseph B. Selner
                                         Chief Financial Officer