Form 10-K
period 2004-12-31
ASSOCIATED BANC-CORP
filed 2005-03-16
CIK 7789

________________________________________________________________________________

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number: 0-5519
ASSOCIATED BANC-CORP
(Exact name of registrant as specified in its charter)

Wisconsin	39-1098068
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)
1200 Hansen Road Green Bay, Wisconsin (Address of principal executive offices)	54304 (Zip code)
Registrant’s telephone number, including area code: (920) 491-7000
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT
None
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT
Common stock, par value — $0.01 per share
(Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes  X  No
As of June 30, 2004, (the last business day of the registrant’s most recently completed second fiscal quarter) the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $3,083,051,000. Excludes approximately $177,661,000 of market value representing the outstanding shares of the registrant owned by all directors and officers who individually, in certain cases, or collectively, may be deemed affiliates. Includes approximately $208,750,000 of market value representing 6.40% of the outstanding shares of the registrant held in a fiduciary capacity by the trust company subsidiary of the registrant.
As of February 28, 2005, 129,633,078 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K Into Which
Document	Portions of Documents are Incorporated
Proxy Statement for Annual Meeting of	Part III
Shareholders on April 27, 2005

ASSOCIATED BANC-CORP
2004 FORM 10-K TABLE OF CONTENTS

Special Note Regarding Forward-Looking Statements
Statements made in this document and in documents that are incorporated by reference which are not purely historical are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, including any statements regarding descriptions of management’s plans, objectives, or goals for future operations, products or services, and forecasts of its revenues, earnings, or other measures of performance. Forward-looking statements are based on current management expectations and, by their nature, are subject to risks and uncertainties. These statements may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “should,” “will,” “intend,” or similar expressions.
Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, could affect the future financial results of Associated Banc-Corp and could cause those results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document. These factors, many of which are beyond Associated Banc-Corp’s control, include the following:

•	operating, legal, and regulatory risks;

•	economic, political, and competitive forces affecting Associated Banc-Corp’s banking, securities, asset management, and credit services businesses;

•	integration risks related to integration of First Federal Capital Corp and other acquisitions;

•	impact on net interest income of changes in monetary policy and general economic conditions; and

•	the risk that Associated Banc-Corp’s analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.
These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. Forward-looking statements speak only as of the date they are made. Associated Banc-Corp undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
PART I
ITEM 1.     BUSINESS
General
Associated Banc-Corp (individually referred to herein as the “Parent Company,” and together with all of its subsidiaries and affiliates, collectively referred to herein as the “Corporation”) is a bank holding company registered pursuant to the Bank Holding Company Act of 1956, as amended (the “BHC Act”). It was incorporated in Wisconsin in 1964 and was inactive until 1969 when permission was received from the Board of Governors of the Federal Reserve System (the “FRB” or “Federal Reserve”) to acquire three banks. At December 31, 2004, the Parent Company owned three commercial banks located in Illinois, Minnesota, and Wisconsin and one thrift located in Wisconsin, serving their respective local communities and, measured by total assets held at December 31, 2004, was the second largest commercial bank holding company headquartered in Wisconsin. The Parent Company also owned 26 limited purpose banking and nonbanking subsidiaries located in Arizona, California, Illinois, Minnesota, Nevada, Vermont, and Wisconsin, that are closely related or incidental to the business of banking.
On October 29, 2004, we consummated our acquisition of First Federal Capital Corp (“First Federal”), a $4 billion thrift that had over 90 offices, predominantly in Wisconsin. The Corporation plans to complete the integration of First Federal’s operations with its own in the first quarter of 2005 and collapse the thrift charter into one of its commercial banks.
The Parent Company provides its subsidiaries with leadership, as well as financial and managerial assistance in areas such as corporate development, auditing, marketing, legal/ compliance, human resources management, risk management, facilities management, security, purchasing, credit administration, asset and liability management and other treasury-related activities, budgeting, accounting and other finance support.
Responsibility for the management of the subsidiaries remains with their respective boards of directors and officers. Services rendered to the subsidiaries by the Parent Company are intended to assist the local management of these subsidiaries to expand the scope of services offered by them. At December 31, 2004, bank and thrift subsidiaries of the Parent Company provided services through 307 locations in 173 communities.
Services
Through its banking subsidiaries and various nonbanking subsidiaries, the Corporation provides a diversified range of banking and nonbanking products and services to individuals and businesses in the communities it serves. The Corporation organizes its business into two reportable segments: Banking and Wealth Management. The Corporation’s banking and wealth management activities are conducted predominantly in Wisconsin, Minnesota, and Illinois, and are primarily delivered through branch facilities in this tri-state area, as well as supplemented through loan production offices, supermarket branches, a customer service call center and 24-hour phone-banking services, an interstate Automated Teller Machine (ATM) network, and internet banking services. See also Note 19, “Segment Reporting,” of the notes to consolidated financial statements within Part II, Item 8. As disclosed in Note 19, the banking segment represents 90% of total revenues, as defined in the note. The Corporation’s profitability is predominantly dependent on net interest income, noninterest income, the level of the provision for loan losses, noninterest expense, and taxes of its banking segment.
Banking consists of lending and deposit gathering (as well as other banking-related products and services) to businesses, governments, and consumers, and the support to deliver, fund, and manage such banking services. The Corporation offers a variety of loan and deposit products to retail customers, including but not limited to: home equity loans and lines of credit, residential mortgage loans and mortgage refinancing, education loans, personal and installment loans, checking, savings, money market deposit accounts, IRA accounts, certificates of deposit, and safe deposit boxes. As part of its management of originating and servicing residential mortgage loans, nearly all of the Corporation’s long-term, fixed-rate residential real estate mortgage loans are sold in the secondary market with servicing rights retained. Loans, deposits, and related banking services to businesses (including small and larger businesses, governments/ municipalities, metro or niche markets, and companies with specialized lending needs such as floor plan lending or asset-based lending) primarily include, but are not limited to: business checking and other business deposit products, business loans, lines of credit, commercial real estate financing, construction loans, letters of credit, revolving credit arrangements, and to a lesser degree business credit cards and equipment and machinery leases. To further support business customers and correspondent financial institutions, the Corporation provides safe deposit and night depository services, cash management, international banking, as well as check clearing, safekeeping and other banking-based services.
Lending involves credit risk. Credit risk is controlled and monitored through active asset quality management including the use of lending standards, thorough review of potential borrowers, and active asset quality administration. Credit risk management is discussed under Part II sections “Critical Accounting Policies,” “Loans,” “Allowance for Loan Losses,” and “Nonperforming Loans, Potential Problem Loans, and Other Real Estate Owned,” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and under Note 1, “Summary of Significant Accounting Policies,” and Note 4, “Loans,” of the notes to consolidated financial statements.
The wealth management segment provides products and a variety of fiduciary, investment management, advisory and corporate agency services to assist customers in building, investing, or protecting their wealth. Customers include individuals, corporations, small businesses, charitable trusts, endowments, foundations, and institutional investors. The wealth management segment is comprised of a) a full range of personal and business insurance products and services (including life, property, casualty, credit and mortgage insurance, fixed annuities, and employee group benefits consulting and administration), b) full-service investment brokerage, variable annuities, and discount and on-line brokerage, and c) trust/ asset management, investment management, administration of pension, profit-sharing and other employee benefit plans, personal trusts, and estate planning.
The Corporation is not dependent upon a single or a few customers, the loss of which would have a material adverse effect on the Corporation. No material portion of the business of the Corporation is seasonal.
Employees
At December 31, 2004, the Corporation had 5,158 full-time equivalent employees.
Competition
The financial services industry is highly competitive. The Corporation competes for loans, deposits, and financial services in all of its principal markets. The Corporation competes directly with other bank and nonbank institutions located within its markets, with out-of-market banks and bank holding companies that advertise or otherwise serve the Corporation’s markets, money market and other mutual funds, brokerage houses, and various other financial institutions. Additionally, the Corporation competes with insurance companies, leasing companies, regulated small loan companies, credit unions, governmental agencies, and commercial entities offering financial services products. Competition involves efforts to obtain new deposits, the scope and type of services offered, interest rates paid on deposits and charged on loans, as well as other aspects of banking. The Corporation also faces direct competition from members of bank holding company systems that have greater assets and resources than those of the Corporation.
Supervision and Regulation
Financial institutions are highly regulated both at the federal and state levels. Numerous statutes and regulations affect the business of the Corporation.
As a registered bank holding company under the BHC Act, the Parent Company and its nonbanking subsidiaries are regulated and supervised by the FRB. The nationally chartered bank subsidiaries are supervised and examined by the Office of the Comptroller of the Currency (the “OCC”). The sole state chartered bank subsidiary is supervised and examined by the applicable Illinois state banking agency and by the Federal Deposit Insurance Corporation (the “FDIC”). The thrift subsidiary is regulated by the Office of Thrift Supervision (the “OTS”). All subsidiaries of the Parent Company that accept insured deposits are subject to examination by the FDIC.
The Corporation and the subsidiary banks and thrift are subject to various regulatory capital requirements administered by the federal banking agencies noted above. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting policies. The Corporation’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The Corporation and the subsidiary banks have consistently maintained regulatory capital ratios at or above the well capitalized standards. For further detail on capital and capital ratios see sections, “Liquidity” and “Capital,” and Note 17, “Regulatory Matters,” of the notes to consolidated financial statements.
The Gramm-Leach-Bliley Act of 1999 significantly amended the BHC Act. The amendments, among other things, allow certain qualifying bank holding companies to engage in activities that are financial in nature and that explicitly include the underwriting and sale of insurance. The BHC Act’s provisions governing the scope and manner of the FRB’s supervision of bank holding companies, the manner in which activities may be found to be financial in nature, and the extent to which state laws on insurance will apply to insurance activities of banks and bank subsidiaries were also amended. The FRB has issued regulations implementing these provisions. The BHC Act, as amended, allows for the expansion of activities by banking organizations and permits consolidation among financial organizations generally. Under the BHC Act, the Parent Company is required to act as a source of financial strength to each of its subsidiaries pursuant to which it may be required to commit financial resources to support such subsidiaries in circumstances when, absent such requirements, it might not otherwise do so. The BHC Act also requires the prior approval of the FRB to enable the Parent Company to acquire direct or indirect control of more than five percent of any class of voting shares of any bank or bank holding company. The BHC Act further regulates the Corporation’s activities, including requirements and limitations relating to capital, transactions with officers, directors and affiliates, securities issuances, dividend payments, inter-affiliate liabilities, extensions of credit, and expansion through mergers and acquisitions.
The federal regulatory authorities have broad authority to enforce the regulatory requirements imposed on the Corporation. In particular, the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) and the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), and their implementing regulations, carry greater enforcement powers. Under FIRREA, all commonly controlled FDIC insured depository institutions may be held liable for any loss incurred by the FDIC resulting from a failure of, or any assistance given by the FDIC to, any commonly controlled institutions. Pursuant to certain provisions under FDICIA, the federal regulatory agencies have broad powers to take prompt corrective action if a depository institution fails to maintain certain capital levels. Prompt corrective action may include, without limitation, restricting the ability of the Corporation to pay dividends, restricting acquisitions or other activities, and placing limitations on asset growth.
Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Riegle-Neal Act”), an adequately capitalized and managed bank holding company may acquire banks in states other than its home state without regard to the permissibility of such acquisitions under state law, but remain subject to state requirements that a bank has been organized and operating for a period of time. Subject to certain other restrictions, the Riegle-Neal Act also authorizes banks to merge across state lines to create interstate branches. The Riegle-Neal Amendments Act of 1997 provides guidance on the application of host state laws to any branch located outside the host state.
The FDIC maintains the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) by assessing depository institutions an insurance premium twice a year. The amount each institution is assessed is based both on the balance of insured deposits held during the preceding two quarters, as well as on the degree of risk the institution poses to the insurance fund. FDIC assesses higher rates on those institutions that pose greater risks to the insurance funds. Effective April 1, 2000, the FDIC Board of Directors (“FDIC Board”) adopted revisions to the FDIC’s regulation governing deposit insurance assessments which it believed enhanced the system by allowing institutions with improving capital positions to benefit from the improvement more quickly while requiring those with failing capital to pay a higher assessment sooner. The Federal Deposit Insurance Act governs the authority of the FDIC Board to set BIF and SAIF assessment rates and directs the FDIC Board to establish a risk-based assessment system for insured depository institutions and set assessments to the extent necessary to maintain the reserve ratio at 1.25%.
The banking and thrift subsidiaries of the Corporation are subject to periodic Community Reinvestment Act (“CRA”) review by their respective primary federal regulators. Associated Bank, National Association, underwent a CRA examination by the Comptroller of the Currency on November 10, 2003, for which it received a Satisfactory rating. Associated Bank Chicago underwent a CRA examination by the FDIC on December 1, 2003, and received a Satisfactory rating. Associated Bank Minnesota, National Association, formerly known as Signal Bank, National Association, underwent a CRA examination by the Comptroller of the Currency on October 2, 2000, for which it received a Satisfactory rating. Prior to its merger with Signal Bank, Associated Bank Minnesota had a CRA examination by the FDIC for which it received an Outstanding rating.
In 2001, Congress enacted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA Patriot Act) Act of 2001 (the “Patriot Act”). The Patriot Act is designed to deny terrorists and criminals the ability to obtain access to the United States’ financial system and has significant implications for depository institutions, brokers, dealers, and other businesses involved in the transfer of money. The Patriot Act mandates financial services companies to implement additional policies and procedures with respect to additional measures designed to address any or all of the following matters: money laundering, terrorist financing, identifying and reporting suspicious activities and currency transactions, and currency crimes.
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
Government Monetary Policies and Economic Controls
The earnings and growth of the banking industry and the Corporation are affected by the credit policies of monetary authorities, including the FRB. An important function of the Federal Reserve is to regulate the national supply of bank credit in order to combat recession and curb inflationary pressures. Among the instruments of monetary policy used by the Federal Reserve to implement these objectives are open market operations in U.S. government securities, changes in reserve requirements against member bank deposits, and changes in the Federal Reserve discount rate. These means are used in varying combinations to influence overall growth of bank loans, investments, and deposits, and may also affect interest rates charged on loans or paid for deposits. The monetary policies of the Federal Reserve authorities have had a significant effect on the operating results of commercial banks in the past and are expected to continue to have such an effect in the future.
In view of changing conditions in the national economy and in the money markets, as well as the effect of credit policies by monetary and fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, and loan demand, or their effect on the business and earnings of the Corporation.
Available Information
The Corporation files annual, quarterly, and current reports, proxy statements, and other information with the SEC. These filings are available to the public over the Internet at the SEC’s web site at www.sec.gov. Shareholders may also read and copy any document that the Corporation files at the SEC’s public reference room located at 450 Fifth Street, NW, Washington, DC 20549. Shareholders may call the SEC at 1-800-SEC-0330 for further information on the public reference room.
The Corporation’s principal Internet address is www.associatedbank.com. The Corporation makes available free of charge on or through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Corporation electronically files such material with, or furnishes it to, the SEC. In addition, shareholders may request a copy of any of the Corporation’s filings (excluding exhibits) at no cost by writing, telephoning, faxing, or e-mailing the Corporation at the following address, telephone number, fax number or e-mail address: Associated Banc-Corp, Attn: Shareholder Relations, 1200 Hansen Road, Green Bay, WI 54304; phone 920-491-7006; fax 920-491-7010; or e-mail to shareholders@associatedbank.com. The Corporation’s Code of Ethics for Directors and Executive Officers, corporate governance guidelines and Board of Directors committee charters are all available on the Corporation’s website.
Information contained on any of the Corporation’s websites is not deemed to be a part of this Annual Report.
ITEM 2.     PROPERTIES
The Corporation’s headquarters are located in the Village of Ashwaubenon, Wisconsin, in a leased facility with approximately 30,000 square feet of office space. The space is subject to a five-year lease with one consecutive five-year extension.
At December 31, 2004, the bank subsidiaries occupied 307 offices in 173 different communities within Illinois, Minnesota, and Wisconsin. The main offices of Associated Bank, National Association, and First Federal

Capital Bank are owned. The bank subsidiary main offices in downtown Chicago and Minneapolis are located in leased space in the lobbies of multistory office buildings. Most bank subsidiary branch offices are freestanding buildings that provide adequate customer parking, including drive-through facilities of various numbers and types for customer convenience. Some bank subsidiaries also have branch offices in supermarket locations or in retirement communities. In addition, the Corporation owns other real property that, when considered in the aggregate, is not material to its financial position.
ITEM 3.     LEGAL PROCEEDINGS
In the ordinary course of business, the Corporation may be named as defendant in or be a party to various pending and threatened legal proceedings. Since it is not possible to formulate a meaningful opinion as to the range of possible outcomes and plaintiffs’ ultimate damage claims, management cannot estimate the specific possible loss or range of loss that may result from these proceedings. Management believes, based upon advice of legal counsel and current knowledge, that liabilities arising out of any such current proceedings will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Corporation.
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.
PART II

ITEM 5.	MARKET FOR THE CORPORATION’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Information in response to this item is incorporated by reference to the table “Market Information” on Page 93 and the discussion of dividend restrictions in Note 10, “Stockholders’ Equity,” of the notes to consolidated financial statements included under Item 8 of this document. The Corporation’s common stock is traded on The Nasdaq Stock Market under the symbol ASBC.
The approximate number of equity security holders of record of common stock, $.01 par value, as of February 28, 2005, was 10,860. Certain of the Corporation’s shares are held in “nominee” or “street” name and the number of beneficial owners of such shares is approximately 32,581.
Payment of future dividends is within the discretion of the Board of Directors and will depend, among other factors, on earnings, capital requirements, and the operating and financial condition of the Corporation. At the present time, the Corporation expects that dividends will continue to be paid in the future.
Following are the Corporation’s monthly common stock purchases during the fourth quarter of 2004. For a detailed discussion of the common stock repurchase authorizations and repurchases during the period, see section “Capital” included under Item 7 of this document and Note 10, “Stockholders’ Equity,” of the notes to consolidated financial statements included under Item 8 of this document.

	Total Number of	Average Price Paid
Period	Shares Purchased	per Share

October 1, 2004 - October 31, 2004	—	$—
November 1, 2004 - November 30, 2004	220,000	33.76
December 1, 2004 - December 31, 2004	156,000	32.53

Total	376,000	$33.25

ITEM 6.     SELECTED FINANCIAL DATA
TABLE 1: EARNINGS SUMMARY AND SELECTED FINANCIAL DATA
(In Thousands, except per share data)

		%					5-Year
		Change					Compound
		2003 to					Growth
Years ended December 31,	2004	2004	2003	2002	2001	2000	Rate (4)

Interest income	$767,122	5.5%	$727,364	$792,106	$880,622	$931,157	(1.2)%
Interest expense	214,495	(1.0)	216,602	290,840	458,637	547,590	(12.5)

Net interest income	552,627	8.2	510,762	501,266	421,985	383,567	6.9
Provision for loan losses	14,668	(68.7)	46,813	50,699	28,210	20,206	(5.3)

Net interest income after provision for loan losses	537,959	16.0	463,949	450,567	393,775	363,361	7.4
Noninterest income	210,247	(3.1)	216,882	185,347	172,355	174,194	5.2
Noninterest expense	377,869	5.2	359,115	339,588	315,121	307,734	4.6

Income before income taxes	370,337	15.1	321,716	296,326	251,009	229,821	9.3
Income tax expense	112,051	20.4	93,059	85,607	71,487	61,838	9.1

NET INCOME	$258,286	13.0%	$228,657	$210,719	$179,522	$167,983	9.4%

Basic earnings per share(1)	$2.28	10.1%	$2.07	$1.88	$1.65	$1.49	9.8%
Diluted earnings per share(1)	2.25	9.8	2.05	1.86	1.64	1.49	9.6
Cash dividends per share(1)	0.98	10.1	0.89	0.81	0.74	0.67	8.9
Weighted average shares outstanding(1):
Basic	113,532	2.6	110,617	112,027	108,881	112,507	(0.3)
Diluted	115,025	2.9	111,761	113,240	109,751	112,877	(0.2)
SELECTED FINANCIAL DATA
Year-End Balances:
Loans	$13,881,887	34.9%	$10,291,810	$10,303,225	$9,019,864	$8,913,379	10.7%
Allowance for loan losses	189,762	6.8	177,622	162,541	128,204	120,232	10.9
Investment securities	4,815,344	27.6	3,773,784	3,362,669	3,197,021	3,260,205	8.0
Total assets	20,520,136	34.6	15,247,894	15,043,275	13,604,374	13,128,394	10.4
Deposits	12,786,239	30.6	9,792,843	9,124,852	8,612,611	9,291,646	8.0
Long-term funding	2,604,540	28.0	2,034,160	2,096,956	1,103,395	122,420	154.7
Stockholders’ equity	2,017,419	49.6	1,348,427	1,272,183	1,070,416	968,696	17.3
Book value per share(1)	15.55	26.8	12.26	11.42	9.93	8.88	14.4

Average Balances:
Loans	$11,174,856	5.2%	$10,622,499	$10,002,478	$9,092,699	$8,688,086	7.5%
Investment securities	3,983,416	20.6	3,302,460	3,262,843	3,143,787	3,317,499	5.0
Total assets	16,365,762	9.3	14,969,860	14,297,418	13,103,754	12,810,235	6.9
Deposits	10,144,528	9.1	9,299,506	8,912,534	8,581,233	9,102,940	3.3
Stockholders’ equity	1,499,606	15.3	1,300,990	1,231,977	1,037,158	920,169	10.4

Financial Ratios:(2)
Return on average equity	17.22%	(35)	17.58%	17.10%	17.31%	18.26%
Return on average assets	1.58	5	1.53	1.47	1.37	1.31
Net interest margin	3.80	(4)	3.84	3.95	3.62	3.36
Average equity to average assets	9.16	47	8.69	8.62	7.91	7.18
Dividend payout ratio(3)	42.84	1	42.83	42.97	44.81	45.04

(1)	Share and per share data adjusted retroactively for stock splits and stock dividends.
(2)	Change in basis points.
(3)	Ratio is based upon basic earnings per share.
(4)	Base year used in 5-year compound growth rate is 1999 consolidated financial data.
ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is management’s analysis to assist in the understanding and evaluation of the consolidated financial condition and results of operations of the Corporation. It should be read in conjunction with the consolidated financial statements and footnotes and the selected financial data presented elsewhere in this report.
The financial discussion that follows may refer to the effect of the Corporation’s business combination activity, detailed under section, “Business Combinations,” and Note 2, “Business Combinations,” of the notes to consolidated financial statements. The detailed financial discussion focuses on 2004 results compared to 2003. Discussion of 2003 results compared to 2002 is predominantly in section “2003 Compared to 2002.”
On April 28, 2004, the Board of Directors declared a 3-for-2 stock split, effected in the form of a stock dividend, payable May 12 to shareholders of record at the close of business on May 7. All share and per share data in the accompanying consolidated financial statements has been adjusted to reflect the effect of this stock split.
Certain amounts in the 2003 and 2002 consolidated financial statements have been reclassified to conform with the 2004 Form 10-K presentation. In particular, for presentation purposes and greater comparability with industry practice, mortgage servicing rights expense in the consolidated statements of income, which was previously presented in noninterest expense, was reclassified into mortgage banking income. These reclassifications resulted in a decrease to both noninterest income and noninterest expense of $29.6 million in 2003 and $30.5 million in 2002. The reclassifications had no effect on stockholders’ equity or net income as previously reported.
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
The consolidated financial statements of the Corporation are prepared in conformity with U.S. generally accepted accounting principles and follow general practices within the industries in which it operates. This preparation requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions, and judgments reflected in the financial statements. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management believes the following policies are both important to the portrayal of the Corporation’s financial condition and results and require subjective or complex judgments and, therefore, management considers the following to be critical accounting policies. The critical accounting policies are discussed directly with the Audit Committee of the Corporation.
Allowance for Loan Losses: Management’s evaluation process used to determine the adequacy of the allowance for loan losses is subject to the use of estimates, assumptions, and judgments. The evaluation process combines several factors: management’s ongoing review and grading of the loan portfolio, consideration of past loan loss and delinquency experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect probable credit losses. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change significantly. As an integral part of their examination process, various regulatory agencies also review the allowance for loan losses. Such agencies may require that certain loan balances be charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. The Corporation believes the allowance for loan losses is adequate as recorded in the consolidated financial statements. See Note 1, “Summary of Significant Accounting Policies,” and Note 4, “Loans,” of the notes to consolidated financial statements and section “Allowance for Loan Losses.”
Mortgage Servicing Rights Valuation: The fair value of the Corporation’s mortgage servicing rights asset is important to the presentation of the consolidated financial statements since the mortgage servicing rights are carried on the consolidated balance sheet at the lower of amortized cost or estimated fair value. Mortgage servicing rights do not trade in an active open market with readily observable prices. As such, like other participants in the mortgage banking business, the Corporation relies on an internal discounted cash flow model to estimate the fair value of its mortgage servicing rights and consults periodically with third parties as to the assumptions used and that the resultant valuation is within the context of the market. In addition, the Corporation periodically reviews the assumptions underlying the valuation of mortgage servicing rights. As part of this review, beginning with the third quarter 2004 valuation, the Corporation changed the external service provider of prepayment speeds to a source management believed to provide a better representation of market value. The impact of this change at the time of the change (September 30, 2004) was an increase in fair value of mortgage servicing rights of $0.8 million. While the Corporation believes that the values produced by its internal model are indicative of the fair value of its mortgage servicing rights portfolio, these values can change significantly depending upon key factors, such as the then current interest rate environment, estimated prepayment speeds of the underlying mortgages serviced, and other economic conditions. To better understand the sensitivity of the impact on prepayment speeds to changes in interest rates, if mortgage interest rates moved up 50 basis points (“bp”) at year end 2004 (holding all other factors unchanged), it is anticipated that prepayment speeds would have slowed and the modeled estimated value of mortgage servicing rights could have been $4 million higher than that determined at year-end 2004 (leading to more valuation allowance reversal and an increase in mortgage banking income). Conversely, if mortgage interest rates moved down 50 bp, prepayment speeds would have likely increased and the modeled estimated value of mortgage servicing rights could have been $7 million lower (leading to adding more valuation allowance and a decrease in mortgage banking income). The proceeds that might be received should the Corporation actually consider a sale of the mortgage servicing rights portfolio could differ from the amounts reported at any point in time. The Corporation believes the mortgage servicing rights asset is properly recorded in the consolidated financial statements. See Note 1, “Summary of Significant Accounting Policies,” and Note 5, “Goodwill and Intangible Assets,” of the notes to consolidated financial statements and section “Noninterest Income.”
Derivative Financial Instruments and Hedge Accounting: In various aspects of its business, the Corporation uses derivative financial instruments to modify exposures to changes in interest rates and market prices for other financial instruments. Substantially all of these derivative financial instruments are designated as hedges for financial reporting purposes. The application of the hedge accounting policy requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings, and measurement of changes in the fair value of hedged items. However, if in the future the derivative financial instruments used by the Corporation no longer qualify for hedge accounting treatment and, consequently, the change in the fair value of hedged items could be recognized in earnings, the impact on the consolidated results of operations and reported earnings could be significant. The Corporation believes hedge effectiveness is evaluated properly in the consolidated financial statements. See Note 1, “Summary of Significant Accounting Policies,” and Note 14, “Derivative and Hedging Activities,” of the notes to consolidated financial statements and section “Interest Rate Risk.”
Income Tax Accounting: The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. The Corporation believes the tax assets and liabilities are adequate and properly recorded in the consolidated financial statements. See Note 1, “Summary of Significant Accounting Policies,” and Note 12, “Income Taxes,” of the notes to consolidated financial statements and section “Income Taxes.”
Business Combinations
The Corporation’s business combination activity is summarized in Note 2, “Business Combinations,” of the notes to consolidated financial statements. All the Corporation’s business combinations since 2002 were accounted for under the purchase method of accounting; thus, the results of operations of the acquired institutions prior to their respective consummation dates were not included in the accompanying consolidated financial statements.

In 2004 there were two completed business combinations: First Federal Capital Corp (“First Federal”): On October 29, 2004, the Corporation consummated its acquisition of 100% of the outstanding shares of First Federal, based in La Crosse, Wisconsin. As of the acquisition date, First Federal operated a $4 billion savings bank with over 90 banking locations serving more than 40 communities in Wisconsin, northern Illinois, and southern Minnesota, building upon and complementing the Corporation’s footprint. As a result of the acquisition, the Corporation will enhance its current branch distribution (including supermarket locations which are new to the Corporation’s distribution model), improve its operational and managerial efficiencies, increase revenue streams, and strengthen its community banking model. Subsequent to year-end 2004, the Corporation merged First Federal into its Associated Bank, National Association banking subsidiary during February 2005.
Per the definitive agreement signed on April 27, 2004, First Federal shareholders received 0.9525 shares (restated for the Corporation’s 3-for-2 stock split in May 2004) of the Corporation’s common stock for each share of First Federal common stock held, an equivalent amount of cash, or a combination thereof. Further, the aggregate consideration paid by the Corporation for the First Federal outstanding common stock must be equal to 90% stock and 10% cash, with the cash consideration based upon the Corporation’s closing stock price on the effective date of the merger. The value of the common stock consideration was based upon the Corporation’s average market price surrounding the date of signing and announcing the definitive agreement. Based upon the aforementioned values for the 90% stock/10% cash, the consummation of the transaction included the issuance of approximately 19.4 million shares of common stock (valued at approximately $535 million) and $75 million in cash. Goodwill of approximately $447 million, a core deposit intangible of approximately $17 million, and other intangibles of $4 million recognized at acquisition were assigned to the banking segment.
Jabas Group, Inc. (“Jabas”): On April 1, 2004, the Corporation (through its subsidiary, Associated Financial Group, LLC) consummated its cash acquisition of 100% of the outstanding shares of Jabas. Jabas is an insurance agency specializing in employee benefit products headquartered in Kimberly, Wisconsin, and was acquired to enhance the Corporation’s existing insurance business. Jabas operates as part of Associated Financial Group, LLC. The acquisition was individually immaterial to the consolidated financial results. Goodwill of approximately $8 million and other intangibles of approximately $6 million recognized in the transaction at acquisition were assigned to the wealth management segment. In addition, goodwill may increase up to $8 million in the future as contingent payments may be made to the former Jabas shareholders through December 31, 2007, if Jabas exceeds certain performance targets. Goodwill during 2004 was increased by approximately $0.7 million for contingent consideration paid in 2004 per the agreement.
In 2003 there was one completed business combination. On April 1, 2003, the Corporation consummated its cash acquisition of 100% of the outstanding shares of CFG Insurance Services, Inc. (“CFG”), a closely held insurance agency headquartered in Minnetonka, Minnesota. Effective in June 2003, CFG operated as Associated Financial Group, LLC. CFG, an independent, full-line insurance agency, was acquired to enhance the growth of the Corporation’s existing insurance business. The acquisition was individually immaterial to the consolidated financial results. Goodwill of approximately $12 million and other intangibles of approximately $15 million recognized initially in the transaction were assigned to the wealth management segment.
In 2002 there was one completed business combination. On February 28, 2002, the Corporation consummated its acquisition of 100% of the outstanding common shares of Signal Financial Corporation (“Signal”), a financial holding company headquartered in Mendota Heights, Minnesota. Signal operated banking branches in nine locations in the Twin Cities and Eastern Minnesota. As a result of the acquisition, the Corporation expanded its Minnesota presence, particularly in the Twin Cities area. The Signal transaction was consummated through the issuance of approximately 6.1 million shares of common stock and $58 million in cash for a purchase price of $193 million. The value of the shares was determined using the closing stock price of the Corporation’s stock on September 10, 2001, the initiation date of the transaction. Goodwill of approximately $120 million and a core deposit intangible of approximately $6 million recognized initially in the transaction were assigned to the banking segment.

Segment Review
As described in Part I, section “Services,” and in Note 19, “Segment Reporting,” of the notes to consolidated financial statements, the Corporation’s primary reportable segment is banking. Banking consists of lending and deposit gathering (as well as other banking-related products and services) to businesses, governments, and consumers and the support to deliver, fund, and manage such banking services. The Corporation’s wealth management segment provides products and a variety of fiduciary, investment management, advisory, and Corporate agency services to assist customers in building, investing, or protecting their wealth, including insurance, brokerage, and trust/asset management.
Note 19, “Segment Reporting,” of the notes to consolidated financial statements, indicates that the banking segment represents 90% of total revenues, as defined in the Note. The Corporation’s profitability is predominantly dependent on net interest income, noninterest income, the level of the provision for loan losses, noninterest expense, and taxes of its banking segment. The consolidated discussion is therefore predominantly describing the banking segment results. The critical accounting policies primarily affect the banking segment, with the exception of income tax accounting, which affects both the banking and wealth management segments (see section “Critical Accounting Policies”).
Overview
The Corporation is a multi-bank holding company headquartered in Wisconsin, providing a diversified range of banking and nonbanking services to individuals and businesses primarily in its three-state footprint (Wisconsin, Illinois and Minnesota).
The Corporation’s primary sources of revenue are net interest income (predominantly from loans and deposits, and also from investments and other funding sources), and noninterest income, particularly fees and other revenue from financial services provided to customers. Business volumes and pricing drive revenue potential, and tend to be influenced by overall economic factors, including market interest rates, business spending, consumer confidence, economic growth, and competitive conditions within the marketplace as well.
Net interest income, including two months of contribution from the First Federal acquisition, increased in 2004 compared to 2003, primarily due to an increase in average earning assets. The net interest margin declined from 3.84% in 2003 to 3.80% in 2004. The Corporation has been asset-sensitive for 2003 and 2004, positioned to benefit from rising rates. However, the flattening of the yield curve and competitive pricing pressures substantially offset the benefits to the margin from the interest rate increases that occurred through the second half of 2004. The Corporation continues to be positioned to benefit from rising rates, assuming anticipated rate increases by the Federal Reserve and a steepening of the yield curve.
Noninterest income declined in 2004 compared to 2003, particularly from lower net mortgage banking income. The Corporation anticipated mortgage originations to fall dramatically in 2004, and as such also expected lower net mortgage banking income (down $33.2 million or 62% versus 2003). During 2003, interest rates reached record lows, resulting in an unprecedented volume of mortgage loan originations and refinances and strong net mortgage banking income for 2003. A rapid rise in mortgage interest rates, particularly during late third quarter of 2003, slowed mortgage loan volume, and industry expectations were for mortgage originations to fall dramatically in 2004, which materialized. The Corporation’s 2004 insurance agency acquisition and organic growth from its 2003 insurance agency acquisition aided growth in retail commissions (up $21.6 million or 84% compared to 2003). Noninterest income sources continue to be diversified, cross-selling of services remains a focus, and pricing is routinely evaluated. Full year contributions in 2005 from the Jabas and First Federal acquisitions are expected to further enhance noninterest revenues.
Commercial loans and home equity loans were strategically emphasized in 2004 and showed momentum particularly in the second half of 2004. Period end loans at December 31, 2004, were $13.9 billion, up 35% over year-end 2003, with commercial, home equity, residential mortgage and installment loans up 27%, 64%, 37%, and 51%, respectively. Excluding the First Federal acquisition, total loans grew 8%, with commercial loans up 11%, home equity up 22%, and residential mortgages and installment loans down 2% and 7%, respectively, compared to year-end 2003. The Corporation’s loan mix changed during 2004, with emphasis on commercial and home equity loan growth, but influenced as well from the First Federal acquisition. The mix of loans at December 31, 2004, including First Federal, was 59% commercial (versus 63% last year), 20% residential mortgage (versus 19% last year), 13% home equity (compared to 11% a year ago), and 8% installment loans (versus 7% last year). The loan mix at year-end 2004 excluding the First Federal acquisition would have been 65%, 17%, 12%, and 6% commercial, residential mortgage, home equity, and installment, respectively. Increases in business spending and consumer confidence in 2005 and strategic growth objectives are expected to create an environment for increased earnings from loans.
Period end deposits at December 31, 2004, were $12.8 billion, up 31% over the prior year end, with minimal shift in deposit mix. The Corporation’s deposit mix at December 31, 2004, including First Federal, was 19% noninterest-bearing demand (compared to 18% last year end), 34% time deposits (versus 33% last year) and 47% interest-bearing transaction accounts (versus 49% last year), where transaction accounts include savings, money market, and interest-bearing demand deposits. Excluding the First Federal acquisition, period end deposits grew 3% compared to year-end 2003. Competition for deposits has been high for many years. Deposit retention is most at risk in the first year following acquisition. Further, there will be competitive pressures in 2005, such as pricing deposits up in the anticipated rising rate environment and potential disintermediation to improving stock markets. Rational and balanced deposit growth initiatives will be used in 2005.
The Corporation anticipated that, among other factors, improving credit quality indicators and favorable workouts of credits, if sustained, could lead to a lower provision for loan losses for 2004. Asset quality administration activities in 2004 resulted in early identification of potential problem credits, favorable resolution to problem credits, lower nonperforming loans as a percentage of loans, and net charge offs to average loans of 0.15%. As a result, the 2004 provision for loan losses was reduced to $14.7 million, compared to $46.8 million for 2003. At December 31, 2004, an allowance for loan losses to loans ratio of 1.37% (impacted in part by the acquisition of First Federal’s thrift loan mix and lower ratio of allowance for loan losses to loans) was deemed adequate by management, covering 165% of nonperforming loans at year-end 2004, compared to 1.73% at December 31, 2003, covering 146% of nonperforming loans. Certain economic indicators suggest that business spending has begun to increase and that business and consumer financial positions are improving in line with recent economic improvements. Conversely, it is unknown how rising interest rates, particularly seen in the second half of 2004 and anticipated for 2005, will ultimately impact profitability of businesses or the ability to service potentially rising debt of businesses and consumers for 2005. Management expects that the 2005 provision for loan losses will be higher than in 2004, but anticipates it will be commensurate with credit quality indicators, net charge off levels, and unique circumstances of individual credits.
Noninterest expenses rose 5% year-over-year, reflecting the larger operating base attributable to the 2004 acquisitions. Excluding only First Federal, noninterest expense for 2004 would have been unchanged from last year, evidencing that noninterest expenses remained both well controlled and a critical focus of 2004. The efficiency ratio (defined as noninterest expense divided by the sum of taxable equivalent net interest income plus noninterest income, excluding net asset and securities gains) was 48.04% for 2004 and 47.86% for 2003. The Corporation has and will continue to monitor costs, and anticipates certain cost savings from integrating First Federal onto centralized operating systems in first quarter 2005.
Performance Summary
The Corporation recorded net income of $258.3 million for the year ended December 31, 2004, an increase of $29.6 million or 13.0% over the $228.7 million earned in 2003. Basic earnings per share for 2004 were $2.28, a 10.1% increase over 2003 basic earnings per share of $2.07. Earnings per diluted share were $2.25, a 9.8% increase over 2003 diluted earnings per share of $2.05. Return on average assets and return on average equity for 2004 were 1.58% and 17.22%, respectively, compared to 1.53% and 17.58%, respectively, for 2003. Cash dividends of $0.98 per share paid in 2004 increased by 10.1% over 2003. Key factors behind these results are discussed below.

•	Taxable equivalent net interest income was $578.2 million for 2004, $42.5 million or 7.9% higher than 2003. Taxable equivalent interest income increased $40.4 million, while interest expense decreased by $2.1 mil-

lion. The increase in taxable equivalent net interest income was attributable to favorable volume variances (with balance sheet growth and differences in the mix of average earning assets and average interest-bearing liabilities adding $50.6 million to taxable equivalent net interest income), offset partly by unfavorable rate variances (as the impact of changes in the interest rate environment reduced taxable equivalent net interest income by $8.1 million). Average earning assets increased $1.3 billion to $15.2 billion, while interest-bearing liabilities increased $1.0 billion to $12.9 billion.

•	Net interest income and net interest margin were impacted by generally stable and historically low interest rates during 2003 and the first half of 2004. Since mid-year 2004, the Federal Reserve raised interest rates five times. The average Federal funds rate of 1.34% in 2004 was 22 bp higher than the 1.12% average rate in 2003.

•	The net interest margin for 2004 was 3.80%, compared to 3.84% in 2003. The 4 bp decrease in net interest margin was attributable to a 2 bp decrease in interest rate spread (the net of an 18 bp decrease in the yield on earning assets, substantially offset by a 16 bp lower cost of interest-bearing liabilities), and a 2 bp lower contribution from net free funds.

•	Total loans were $13.9 billion at December 31, 2004, up $3.6 billion over December 31, 2003, attributable largely to the $2.7 billion First Federal loans acquired. Excluding First Federal, total loans grew 8.2%, with commercial loans up $692 million (10.7%), home equity up $253 million (22.2%), and with both residential mortgage and installment loans down, $47 million and $49 million, respectively. Total deposits were $12.8 billion at December 31, 2004, up $3.0 billion over year-end 2003, attributable largely to the $2.7 billion First Federal deposits acquired. Excluding First Federal, total deposits grew 3.0% over December 31, 2003.

•	Asset quality during 2003 was affected by the impact of challenging economic conditions on customers, while 2004 benefited from general economic improvements and resolution of problem credits. Nonperforming loans were $115.0 million, representing 0.83% of total loans at year-end 2004, compared to $121.5 million or 1.18% of total loans at year-end 2003. Net charge offs were $17.3 million, a decrease of $14.4 million from 2003, with the majority of the decrease attributable to lower charge offs in the commercial loan portfolio. Net charge offs were 0.15% of average loans compared to 0.30% in 2003. Given asset quality improvements, favorable resolution to problem credits, and an adequate level of allowance for loan losses, the provision for loan losses decreased to $14.7 million compared to $46.8 million in 2003. The ratio of allowance for loan losses to loans was 1.37% and 1.73% at December 31, 2004 and 2003, respectively.

•	Noninterest income was $210.2 million for 2004, $6.6 million or 3.1% lower than 2003, impacted by significantly less net mortgage banking. Net mortgage banking income decreased $33.2 million (62.0%) to $20.3 million, driven by reduced secondary mortgage production and resultant loan sales. Retail commissions grew $21.6 million (84.5%) over 2003, primarily attributable to the acquisitions of the Jabas and CFG insurance agencies in April 2004 and 2003, respectively (see section “Business Combinations”).

•	Noninterest expense was $377.9 million, up $18.8 million or 5.2% over 2003, reflecting the larger operating base attributable to the 2004 acquisitions. Personnel expense rose $16.5 million or 7.9% over 2003, while all remaining noninterest expense categories increased 1.5% on a combined basis.

•	Income tax expense increased to $112.1 million, up $19.0 million from 2003. The effective tax rate increased to 30.3% in 2004 compared to 28.9% in 2003, primarily attributable to the increase in income before tax and the acquisitions of First Federal and Jabas, with both having higher effective tax rates than the Corporation prior to the acquisitions.

INCOME STATEMENT ANALYSIS
Net Interest Income
Net interest income in the consolidated statements of income (which excludes the taxable equivalent adjustment) was $552.6 million, compared to $510.8 million in 2003. The taxable equivalent adjustments (the adjustments to bring tax-exempt interest to a level that would yield the same after-tax income had that income been subject to taxation using a 35% tax rate) of $25.6 million for 2004 and $24.9 million for 2003 resulted in fully taxable equivalent net interest income of $578.2 million and $535.7 million, respectively.
Net interest income is the primary source of the Corporation’s revenue. Net interest income is the difference between interest income on earning assets, such as loans and securities, and the interest expense on interest-bearing deposits and other borrowings used to fund interest-earning and other assets or activities. Net interest income is affected by changes in interest rates and by the amount and composition of earning assets and interest-bearing liabilities. Additionally, net interest income is impacted by the sensitivity of the balance sheet to changes in interest rates, which factors in characteristics such as the fixed or variable nature of the financial instruments, contractual maturities, repricing frequencies, and the use of interest rate swaps and caps.
Interest rate spread and net interest margin are utilized to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on earning assets and the rate paid for interest-bearing liabilities that fund those assets. The net interest margin is expressed as the percentage of net interest income to average earning assets. The net interest margin exceeds the interest rate spread because noninterest-bearing sources of funds (“net free funds”), principally demand deposits and stockholders’ equity, also support earning assets. To compare tax-exempt asset yields to taxable yields, the yield on tax-exempt loans and securities is computed on a taxable equivalent basis. Net interest income, interest rate spread, and net interest margin are discussed on a taxable equivalent basis.
Table 2 provides average balances of earning assets and interest-bearing liabilities, the associated interest income and expense, and the corresponding interest rates earned and paid, as well as net interest income, interest rate spread, and net interest margin on a taxable equivalent basis for the three years ended December 31, 2004. Tables 3 through 5 present additional information to facilitate the review and discussion of taxable equivalent net interest income, interest rate spread, and net interest margin.
Taxable equivalent net interest income was $578.2 million for 2004, an increase of $42.5 million or 7.9% from 2003. Taxable equivalent interest income increased $40.4 million and interest expense decreased by $2.1 million. The increase in taxable equivalent net interest income was attributable to a higher level of earning assets, offset by unfavorable interest rate changes. As shown in the rate/volume analysis in Table 3, volume changes added $50.6 million to taxable equivalent net interest income, while rate changes resulted in an $8.1 million decrease, for a net increase of $42.5 million. The growth and change in mix of earning assets added $60.3 million to taxable equivalent net interest income in 2004, while the growth and composition of interest-bearing liabilities cost an additional $9.7 million. Rate changes on earning assets reduced interest income by $19.9 million, while the changes in rates on interest-bearing liabilities lowered interest expense by $11.8 million, for a net unfavorable impact of $8.1 million. The Corporation has been asset-sensitive for 2003 and 2004, positioned to benefit from rising rates. However, the flattening of the yield curve and competitive pricing pressures substantially offset the benefits to the margin from the interest rate increases that occurred through the second half of 2004. See additional discussion in section “Interest Rate Risk.”
The net interest margin for 2004 was 3.80%, compared to 3.84% in 2003. The 4 bp compression in net interest margin was attributable to a 2 bp decrease in interest rate spread (with an 18 bp decrease in the yield on earning assets, substantially offset by a 16 bp lower cost of interest-bearing liabilities), and a 2 bp lower contribution from net free funds (a function of the overall decrease in the cost of interest-bearing liabilities). Interest rates were generally stable and historically low during 2003 and the first half of 2004. Since mid-year 2004, the Federal government raised interest rates five times, each time by 25 bp. At December 31, 2004 the Federal Funds rate was 2.25%, 125 bp higher than the 45-year low of 1.00% at December 31, 2003. On average, the Federal funds rate was 1.34% for 2004, 22 bp higher than for 2003.
For 2004, the yield on earning assets fell 18 bp to 5.21%, comprised of a 30 bp decrease in the yield on securities and other short-term investments (to 4.89%) and a 13 bp decline in loan yield (to 5.33%). The yield on investment securities decreased as maturities and principal paydowns were reinvested in securities with lower yields. Competitive pricing on new and refinanced loans, the portion of the loan portfolio that is fixed rate and the lag in repricing of variable rate loans in the rising interest rate environment put pressure on loan yields in 2004, resulting in the 13 bp decline in yield. The earning asset rate changes reduced interest income by $19.9 million, a combination of $13.9 million lower interest on loans and $6.0 million lower interest on securities and short-term investments combined.
For 2004, the cost of interest-bearing liabilities of 1.67% was 16 bp lower than 2003, aided by the continued low rate environment during the first half of 2004 and the lag in repricing of deposit products in the second half of 2004. The combined average cost of interest-bearing deposits was 1.43%, down 19 bp from 2003, benefiting from a larger mix of lower-costing transaction accounts, as well as timing differences in repricing interest-bearing deposit products as interest rates began to rise. The cost of wholesale funds (comprised of all short-term borrowings and long-term funding) decreased 11 bp to 2.10% for 2004, benefiting from a favorable mix of lower costing short-term borrowings and timing of the maturity of and reinvestment in higher-rate long-term funds during the year. The interest-bearing liability rate changes resulted in $11.8 million lower interest expense, with $10.2 million attributable to interest-bearing deposits and $1.6 million due to wholesale funding.
Average earning assets were $15.2 billion in 2004, an increase of $1.3 billion, or 9.0%, from 2003. The majority (54%) of the growth in average earning assets was organic, with the remainder attributable to the acquisition of First Federal. Balances of average securities and short-term investments combined grew $704 million, or 21.2%, partly due to the First Federal acquisition but more reflective of a corporate decision to increase the investment portfolio as a percent of earning assets. For 2004, securities and short-term investments combined represented 26.5% of average earning assets compared to 23.8% for 2003. Taxable equivalent interest income on securities and short-term investments for 2004 increased $30.4 million from volume changes, but decreased $6.0 million due to the impact of the rate environment, for a net $24.4 million increase to taxable equivalent interest income. As previously noted, the majority of securities growth occurred in early 2004, when yields were lower than the second half of 2004. Loans increased $552 million, or 5.2%, to $11.2 billion on average in 2004 and represented 73.5% of average earning assets compared to 76.2% for 2003. Taxable equivalent interest income on loans increased $29.8 million from growth, but decreased $13.9 million due to rate changes (as described above), for a net increase of $15.9 million versus last year.
Average interest-bearing liabilities increased $1.0 billion, or 8.5%, from 2003, while net free funds increased $243 million, both supporting the growth in earning assets. Approximately half of the increase in average interest-bearing liabilities was attributable to the First Federal acquisition. Average interest-bearing deposits grew $656 million, or 8.6%, to $8.3 billion and average noninterest-bearing demand deposits (a component of net free funds) increased by $189 million, or 11.3%. Interest expense on interest-bearing deposits for 2004 decreased $10.2 million from the impact of the rate environment but increased $5.3 million from volume and mix changes, for a net $4.9 million decrease to interest expense. Average wholesale funding sources increased by $357 million, principally in short-term borrowings. The Corporation decreased its average long-term funding by $98 million to 15.5% of average interest-bearing liabilities (compared to 17.7% for 2003). For 2004, interest expense on wholesale funding increased by $4.4 million due to volume changes and decreased by $1.6 million from lower rates, for a net increase of $2.8 million versus the prior year.

TABLE 2: Average Balances and Interest Rates (interest and rates on a taxable equivalent basis)

	Years Ended December 31,

	2004			2003			2002

	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	($ in Thousands)
ASSETS
Earning assets:
Loans:(1)(2)(3)(4)
Commercial	$6,928,494	$350,889	5.06%	$6,450,523	$329,695	5.11%	$5,929,113	$348,082	5.87%
Residential mortgage	2,170,600	122,453	5.64	2,377,438	142,359	5.99	2,378,990	163,629	6.88
Retail	2,075,762	122,406	5.90	1,794,538	107,808	6.01	1,694,375	115,791	6.83

Total loans	11,174,856	595,748	5.33	10,622,499	579,862	5.46	10,002,478	627,502	6.27
Investment securities:
Taxable	3,110,907	130,774	4.20	2,474,791	108,394	4.38	2,431,713	125,299	5.15
Tax exempt(1)	872,509	65,286	7.48	827,669	63,617	7.69	831,130	62,719	7.55
Short-term investments	44,620	842	1.89	21,873	394	1.80	29,270	658	2.25

Securities and short-term investments	4,028,036	196,902	4.89	3,324,333	172,405	5.19	3,292,113	188,676	5.73

Total earning assets	$15,202,892	$792,650	5.21%	$13,946,832	$752,267	5.39%	$13,294,591	$816,178	6.14%

Allowance for loan losses	(181,297)			(174,703)			(148,801)
Cash and due from banks	307,888			289,866			302,856
Other assets	1,036,279			907,865			848,772

Total assets	$16,365,762			$14,969,860			$14,297,418

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings deposits	$967,930	$3,487	0.36%	$928,147	$4,875	0.53%	$891,105	$6,813	0.76%
Interest-bearing demand deposits	2,406,280	19,874	0.83	1,827,304	15,348	0.84	1,118,546	9,581	0.86
Money market deposits	1,628,208	14,259	0.88	1,623,438	15,085	0.93	1,876,988	24,717	1.32
Time deposits, excluding Brokered CDs	3,042,933	76,930	2.53	3,063,873	84,957	2.77	3,263,766	122,181	3.74

Total interest-bearing deposits, excluding Brokered CDs	8,045,351	114,550	1.42	7,442,762	120,265	1.62	7,150,405	163,292	2.28
Brokered CDs	232,066	3,686	1.59	178,853	2,857	1.60	264,023	5,729	2.17

Total interest-bearing deposits	8,277,417	118,236	1.43	7,621,615	123,122	1.62	7,414,428	169,021	2.28
Federal funds purchased and securities sold under agreements to repurchase	2,038,981	28,984	1.42	1,821,220	23,288	1.28	2,058,163	42,143	2.05
Other short-term borrowings	553,658	9,956	1.80	315,599	5,868	1.86	250,919	9,229	3.68
Long-term funding	1,998,314	57,319	2.87	2,096,802	64,324	3.07	1,673,071	70,447	4.21

Total wholesale funding	4,590,953	96,259	2.10	4,233,621	93,480	2.21	3,982,153	121,819	3.06

Total interest-bearing liabilities	$12,868,370	$214,495	1.67%	$11,855,236	$216,602	1.83%	$11,396,581	$290,840	2.55%

Noninterest-bearing demand deposits	1,867,111			1,677,891			1,498,106
Accrued expenses and other liabilities	130,675			135,743			170,754
Stockholders’ equity	1,499,606			1,300,990			1,231,977

Total liabilities and stockholders’ equity	$16,365,762			$14,969,860			$14,297,418

Net interest income and rate spread(1)		$578,155	3.54%		$535,665	3.56%		$525,338	3.59%

Net interest margin(1)			3.80%			3.84%			3.95%

Taxable equivalent adjustment		$25,528			$24,903			$24,072

(1)	The yield on tax-exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.

(2)	Nonaccrual loans and loans held for sale have been included in the average balances.

(3)	Interest income includes net loan fees.

(4)	Commercial includes commercial, financial, and agricultural, real estate construction, commercial real estate, and lease financing; residential mortgage includes residential mortgage first liens; retail includes home equity lines, residential mortgage junior liens, and installment loans (such as educational and other consumer loans).

TABLE 3: Rate/ Volume Analysis(1)

	2004 Compared to 2003			2003 Compared to 2002
	Increase (Decrease) Due to Increase (Decrease) Due to

	Volume	Rate	Net	Volume	Rate	Net

	($ in Thousands)
Interest income:
Loans:(2)
Commercial	$24,911	$(3,717)	$21,194	$25,599	$(43,986)	$(18,387)
Residential mortgage	(11,119)	(8,787)	(19,906)	(1,827)	(19,443)	(21,270)
Retail	16,008	(1,410)	14,598	6,109	(14,092)	(7,983)

Total loans	29,800	(13,914)	15,886	29,881	(77,521)	(47,640)
Investment securities:
Taxable	26,716	(4,336)	22,380	1,805	(18,710)	(16,905)
Tax-exempt(2)	3,385	(1,716)	1,669	(259)	1,157	898
Short-term investments	345	103	448	(92)	(172)	(264)

Securities and short-term investments	30,446	(5,949)	24,497	1,454	(17,725)	(16,271)

Total earning assets(2)	$60,246	$(19,863)	$40,383	$31,335	$(95,246)	$(63,911)

Interest expense:
Savings deposits	$201	$(1,589)	$(1,388)	$195	$(2,133)	$(1,938)
Interest-bearing demand deposits	4,786	(260)	4,526	5,953	(186)	5,767
Money market deposits	44	(870)	(826)	(2,356)	(7,276)	(9,632)
Time deposits, excluding Brokered CDs	(577)	(7,450)	(8,027)	(5,543)	(31,681)	(37,224)

Total interest-bearing deposits, excluding Brokered CDs	4,454	(10,169)	(5,715)	(1,751)	(41,276)	(43,027)
Brokered CDs	846	(17)	829	(1,361)	(1,511)	(2,872)

Total interest-bearing deposits	5,300	(10,186)	(4,886)	(3,112)	(42,787)	(45,899)
Federal funds purchased and securities sold under agreements to repurchase	2,984	2,712	5,696	(3,030)	(15,825)	(18,855)
Other short-term borrowings	4,303	(215)	4,088	1,203	(4,564)	(3,361)
Long-term funding	(2,898)	(4,107)	(7,005)	14,639	(20,762)	(6,123)

Total wholesale funding	4,389	(1,610)	2,779	12,812	(41,151)	(28,339)

Total interest-bearing liabilities	$9,689	$(11,796)	$(2,107)	$9,700	$(83,938)	$(74,238)

Net interest income(2)	$50,557	$(8,067)	$42,490	$21,635	$(11,308)	$10,327

(1)	The change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.

(2)	The yield on tax-exempt loans and securities is computed on a fully taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.

TABLE 4: Interest Rate Spread and Interest Margin (on a taxable equivalent basis)

	2004 Average			2003 Average			2002 Average

		% of			% of			% of
		Earning			Earning			Earning
	Balance	Assets	Yield/Rate	Balance	Assets	Yield/Rate	Balance	Assets	Yield/Rate

	($ in Thousands)
Total loans	$11,174,856	73.5%	5.33%	$10,622,499	76.2%	5.46%	$10,002,478	75.2%	6.27%
Securities and short-term investments	4,028,036	26.5%	4.89%	3,324,333	23.8%	5.19%	3,292,113	24.8%	5.73%

Earning assets	$15,202,892	100.0%	5.21%	$13,946,832	100.0%	5.39%	$13,294,591	100.0%	6.14%

Financed by:
Interest-bearing funds	$12,868,370	84.6%	1.67%	$11,855,236	85.0%	1.83%	$11,396,581	85.7%	2.55%
Noninterest-bearing funds	2,334,522	15.4%		2,091,596	15.0%		1,898,010	14.3%

Total funds sources	$15,202,892	100.0%	1.41%	$13,946,832	100.0%	1.55%	$13,294,591	100.0%	2.19%

Interest rate spread			3.54%			3.56%			3.59%
Contribution from net free funds			0.26%			0.28%			0.36%

Net interest margin			3.80%			3.84%			3.95%

Average prime rate*			4.35%			4.12%			4.68%
Average federal funds rate*			1.34%			1.12%			1.67%
Average spread			301bp			300bp			301bp

*	Source: Bloomberg

TABLE 5: Selected Average Balances

			Dollar	Percent
	2004	2003	Change	Change

	($ in Thousands)
ASSETS
Loans:
Commercial	$6,928,494	$6,450,523	$477,971	7.4%
Residential mortgage	2,170,600	2,377,438	(206,838)	(8.7)
Retail	2,075,762	1,794,538	281,224	15.7

Total loans	11,174,856	10,622,499	552,357	5.2
Investment securities:
Taxable	3,110,907	2,474,791	636,116	25.7
Tax-exempt	872,509	827,669	44,840	5.4
Short-term investments	44,620	21,873	22,747	104.0

Securities and short-term investments	4,028,036	3,324,333	703,703	21.2

Total earning assets	15,202,892	13,946,832	1,256,060	9.0
Other assets	1,162,870	1,023,028	139,842	13.7

Total assets	$16,365,762	$14,969,860	$1,395,902	9.3%

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Savings deposits	$967,930	$928,147	$39,783	4.3%
Interest-bearing demand deposits	2,406,280	1,827,304	578,976	31.7
Money market deposits	1,628,208	1,623,438	4,770	0.3
Time deposits, excluding Brokered CDs	3,042,933	3,063,873	(20,940)	(0.7)

Total interest-bearing deposits, excluding Brokered CDs	8,045,351	7,442,762	602,589	8.1
Brokered CDs	232,066	178,853	53,213	29.8

Total interest-bearing deposits	8,277,417	7,621,615	655,802	8.6
Short-term borrowings	2,592,639	2,136,819	455,820	21.3
Long-term funding	1,998,314	2,096,802	(98,488)	(4.7)

Total interest-bearing liabilities	12,868,370	11,855,236	1,013,134	8.5
Noninterest-bearing demand deposits	1,867,111	1,677,891	189,220	11.3
Accrued expenses and other liabilities	130,675	135,743	(5,068)	(3.7)
Stockholders’ equity	1,499,606	1,300,990	198,616	15.3

Total liabilities and stockholders’ equity	$16,365,762	$14,969,860	$1,395,902	9.3%

Provision for Loan Losses
The provision for loan losses in 2004 was $14.7 million, lower than last year given asset quality improvements and favorable resolution of problem credits. The provision for loan losses for 2003 was $46.8 million and $50.7 million for 2002. Net charge offs were $17.3 million for 2004, compared to $31.7 million for 2003 and $28.3 million for 2002. Net charge offs as a percent of average loans were 0.15%, 0.30%, and 0.28% for 2004, 2003, and 2002, respectively. Nonperforming loans at December 31, 2004, were $115.0 million (including approximately $16 million acquired from First Federal at year-end), compared to $121.5 million at December 31, 2003, and $99.3 million at December 31, 2002, representing 0.83%, 1.18%, and 0.96% of total loans, respectively. At December 31, 2004, the allowance for loan losses was $189.8 million (including $14.8 million from First Federal at acquisition), compared to $177.6 million at December 31, 2003, and $162.5 million at December 31, 2002. The ratio of the allowance for loan losses to total loans was 1.37% (influenced in part by the acquisition of the First Federal thrift balance sheet), down from 1.73% at December 31, 2003, and 1.58% at December 31, 2002.

The provision for loan losses is predominantly a function of the methodology and other qualitative and quantitative factors used to determine the adequacy of the allowance for loan losses which focuses on changes in the size and character of the loan portfolio, changes in levels of impaired and other nonperforming loans, historical losses and delinquencies on each portfolio category, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other factors which could affect potential credit losses. See additional discussion under sections, “Allowance for Loan Losses,” and “Nonperforming Loans, Potential Problem Loans, and Other Real Estate Owned.”
Noninterest Income
Noninterest income was $210.2 million for 2004, $6.6 million or 3.1% lower than 2003. Fee income as a percentage of total revenues (defined as total noninterest income less gains or losses on asset and investment sales (“fee income”) divided by taxable equivalent net interest income plus fee income) was 26.5% for 2004 compared to 28.6% for 2003. The comparison of noninterest income between 2004 and 2003 was affected by significantly less net mortgage banking income (down $33.2 million or 62.0%), while retail commissions were up ($21.6 million or 84.5%) aided by the 2004 Jabas and the 2003 CFG insurance agency acquisitions.
TABLE 6: Noninterest Income

				% Change
				From Prior
	Years Ended December 31,			Year

	2004	2003	2002	2004	2003

	($ in Thousands)
Trust service fees	$31,791	$29,577	$27,875	7.5%	6.1%
Service charges on deposit accounts	56,153	50,346	46,059	11.5	9.3
Mortgage banking income	37,070	83,037	66,415	(55.4)	25.0
Mortgage servicing rights expense	16,739	29,553	30,473	(43.4)	(3.0)

Mortgage banking, net	20,331	53,484	35,942	(62.0)	48.8
Credit card and other nondeposit fees	26,181	23,669	27,492	10.6	(13.9)
Retail commissions	47,171	25,571	18,264	84.5	40.0
Bank owned life insurance (“BOLI”) income	13,101	13,790	13,841	(5.0)	(0.4)
Other	13,701	18,174	15,644	(24.6)	16.2

Subtotal (“fee income”)	$208,429	$214,611	$185,117	(2.9)%	15.9%
Asset sale gains, net	1,181	1,569	657	N/M	N/M
Investment securities gains (losses), net	637	702	(427)	N/M	N/M

Total noninterest income	$210,247	$216,882	$185,347	(3.1)%	17.0%

N/ M = not meaningful
Trust service fees for 2004 were $31.8 million, up $2.2 million (7.5%) from 2003. The change was the result of new business, increases in the fee structure on personal trust accounts that started in mid-2003, and an improving stock market. The market value of assets under management at December 31, 2004, was $4.6 billion compared to $4.1 billion at December 31, 2003, primarily reflecting higher year-end equity values compared to 2003. More than half this growth between year ends was from employee benefits business, which earns fixed fees. Equities represented over 60% of the market value of assets under management for 2004 and 2003.
Service charges on deposit accounts were $56.2 million, $5.8 million (11.5%) higher than 2003. The increase was a function of higher volumes associated with the larger deposit account base (particularly including First Federal), and moderate fee increases in second quarter 2004 related to account service charges and nonsufficient funds.

Net mortgage banking income was $20.3 million, $33.2 million (62.0%) lower than 2003. Net mortgage banking income consists of gross mortgage banking income less mortgage servicing rights expense. Gross mortgage banking income (which includes servicing fees and the gain or loss on sales of mortgage loans to the secondary market and other related fees) was $37.1 million in 2004, a decrease of $46.0 million (55.4%) compared to 2003. The lower income was primarily the result of significantly reduced secondary mortgage loan production (mortgage loan production to be sold to the secondary market) and resultant sales. Secondary mortgage loan production was $1.6 billion for 2004, down 62.1% from the $4.3 billion for 2003. Gains on loan sales and fees were down $48.4 million (including a $4.8 million lower reduction in the fair value of the mortgage derivatives position between year ends — see also, Note 14, “Derivative and Hedging Activities,” of the notes to consolidated financial statements). On the other hand, mortgage servicing fees increased $2.4 million (16.5%) over 2003. The average mortgage portfolio serviced for others was approximately 17% higher for 2004 compared to 2003.
Mortgage servicing rights expense includes both the base amortization of the mortgage servicing rights asset and increases or decreases to the valuation allowance associated with the mortgage servicing rights asset. Mortgage servicing rights expense was $16.7 million for 2004, $12.8 million lower than 2003. Base amortization was $17.9 million (up $0.7 million from last year), while a $1.2 million recovery to the valuation allowance was recorded in 2004 (compared to a $12.3 million addition to the valuation allowance during 2003). The favorable change to the valuation allowance was principally due to slower loan prepayment speeds in 2004 versus 2003, a predominant valuation factor used in the Corporation’s internal discounted cash flow model, increasing the recorded value of the mortgage servicing rights asset and requiring less valuation reserve.
Mortgage servicing rights, net of any valuation allowance, are carried in intangible assets on the consolidated balance sheets at the lower of amortized cost or estimated fair value. At December 31, 2004, mortgage servicing rights (including $31.8 million from First Federal at acquisition) were $76.2 million, net of a $15.5 million valuation allowance, and represented 80 bp of the $9.5 billion mortgage portfolio serviced for others (including the $3.5 billion servicing portfolio from First Federal). In comparison, at December 31, 2003, mortgage servicing rights were $42.5 million, net of a $22.6 million valuation allowance, and represented 72 bp of the $5.9 billion portfolio of residential mortgage loans serviced for others. Mortgage servicing rights are considered a critical accounting policy given that estimating their fair value involves an internal discounted cash flow model and assumptions that involve judgment, particularly of estimated prepayment speeds of the underlying mortgages serviced and the overall level of interest rates. See section “Critical Accounting Policies,” as well as Note 1, “Summary of Significant Accounting Policies,” of the notes to consolidated financial statements for the Corporation’s accounting policy for mortgage servicing rights and Note 5, “Goodwill and Intangible Assets,” of the notes to consolidated financial statements for additional disclosure.
Credit card and other nondeposit fees were $26.2 million for 2004, an increase of $2.5 million or 10.6% from 2003. Credit card related fees were $15.7 million, up slightly (1.5%) over 2003, primarily due to the inclusion of First Federal. Without First Federal, credit card revenues were down, particularly lower merchant fees given the merchant processing sale and services agreement consummated in March 2003. In February 2003, the Corporation entered into a 10-year agreement with an outside vendor to provide merchant processing services for the Corporation’s merchant customers. The agreement resulted in a gain of $3.4 million (recorded in other noninterest income in 2003) and replaces gross merchant discount fees with revenue sharing on new and existing merchant business over the life of the agreement. Other nondeposit fees were up $2.3 million, from increased pricing and volumes on retail and commercial service charges, as well as increased CFG-related insurance advisory fees.
Retail commission income (which includes commissions from insurance and brokerage product sales) was $47.2 million, up $21.6 million or 84.5% compared to 2003, primarily due to a full year contribution from CFG and the April 2004 Jabas acquisition. Other insurance revenues were up $17.5 million, primarily due to the CFG and Jabas insurance agency acquisitions. Fixed annuities commissions increased $3.1 million compared to 2003, benefiting from targeted sales campaigns in 2004 and increased customer interest given rising rates in the second half of 2004 following the prolonged low-rate environment, and the recent recovery in the equity markets. Brokerage commissions, including variable annuities, were up $1.0 million, reflecting renewed customer interest in the recently improving stock market.

BOLI income was $13.1 million, down $0.7 million from 2003. During 2004, the mid-year repricing of a large investment of BOLI reduced income by approximately $2.3 million, but was partly offset by a number of BOLI death claim gains of approximately $1.6 million. Other income was $13.7 million, a decrease of $4.5 million versus 2003, primarily from non-recurring gains in 2003. Other income for 2003 included a $1.5 million gain on the sale of out-of-market credit card accounts and a $3.4 million gain recognized in connection with the aforementioned credit card merchant processing sale and services agreement.
Asset sale gains for 2004 were $1.2 million, including a $0.8 million net premium on the sales of $20 million in deposits from two branches, and a $0.6 million net gain on the sale of three larger commercial other real estate owned properties. Asset sale gains for 2003 were $1.6 million, including a $1.3 million net premium on the sales of $17 million in deposits from two branches and a $0.4 million net gain on the sale of other real estate owned properties. Investment securities net gains for 2004 were $0.6 million, which included gains on sales of Sallie Mae stock during 2004 of $2.6 million, as well as a $2.2 million other-than-temporary impairment charge taken in the fourth quarter on the Corporation’s holdings of Federal Home Loan Mortgage Corporation (“FHLMC”) preferred stock securities (bringing their carrying value to $8.4 million at year-end 2004). For 2003, investment securities net gains were $0.7 million, attributable to a $1.0 million gain on the sale of Sallie Mae stock, partially offset by a $0.3 million other-than-temporary write down on a collateralized mortgage obligation security. For additional data see section, “Investment Securities Portfolio,” and Note 1, “Summary of Significant Accounting Policies,” and Note 3, “Investment Securities,” of the notes to consolidated financial statements.
Noninterest Expense
Total noninterest expense for 2004 was $377.9 million, an increase of $18.8 million or 5.2% over 2003, reflecting the substantially larger operating base attributable to the 2004 acquisitions. Personnel expense, the largest noninterest expense category, increased 7.9% over 2003, and all remaining categories combined increased 1.5%. Excluding only First Federal, total noninterest expense for 2004 would have been approximately $359 million, unchanged from 2003.
TABLE 7: Noninterest Expense

				% Change
				From Prior
	Years Ended December 31,			Year

	2004	2003	2002	2004	2003

	($ in Thousands)
Personnel expense	$224,548	$208,040	$189,066	7.9%	10.0%
Occupancy	29,572	28,077	26,049	5.3	7.8
Equipment	12,754	12,818	14,835	(0.5)	(13.6)
Data processing	23,632	23,273	21,024	1.5	10.7
Business development and advertising	14,975	15,194	13,812	(1.4)	10.0
Stationery and supplies	5,436	6,705	7,044	(18.9)	(4.8)
Intangible amortization expense	4,350	2,961	2,283	46.9	29.7
Loan expense	6,536	7,550	14,555	(13.4)	(48.1)
Other	56,066	54,497	50,920	2.9	7.0

Total noninterest expense	$377,869	$359,115	$339,588	5.2%	5.8%

Personnel expense (which includes salary-related expenses and fringe benefit expenses) increased $16.5 million or 7.9% over 2003. Average full-time equivalent employees were 4,190 for 2004, up 1.6% compared to 4,123 for 2003, despite the addition of approximately 75 and 1,286 full-time equivalent employees upon acquisition for Jabas and First Federal, respectively. Total salary-related expenses were up $11.1 million or 6.9% in 2004, with increases from the timing of acquisitions, merit increases between the years, and higher commission-based pay (particularly related to insurance and brokerage). Fringe benefits increased $5.4 million or 11.6% in 2004, primarily attributable to the increased cost of premium-based benefits (up $2.4 million or 15.6%). Particularly, First Federal accounted for approximately $8.0 million in salary-related expenses and $2.9 million to fringe benefits expense, as these employees remained under pre-existing plans and benefits.
Occupancy expense increased $1.5 million or 5.3% to support the larger branch and office network, particularly attributable to the First Federal acquisition. Equipment expense declined slightly despite the inclusion of First Federal, primarily due to aging equipment and lower replacement and rental costs. Data processing costs increased by $0.4 million, due to processing for a larger base operation, but offset largely by lower mortgage processing costs given lower production volumes compared to last year. Compared to 2003, business development and advertising decreased by $0.2 million and stationery and supplies decreased $1.3 million, primarily given controlled discretionary spending efforts in 2004.
Intangible amortization expense increased $1.4 million, primarily due to additional core deposit and other intangible assets resulting from the 2004 First Federal and Jabas acquisitions. Loan expense was down $1.0 million from 2003, predominantly due to lower mortgage loan-related activity, and to a lesser degree lower merchant processing costs given the sale of merchant processing during the first quarter of 2003 (as noted in section “Noninterest Income”). Other expense was up $1.6 million compared to 2003, largely due to the inclusion of First Federal and higher bank insurance coverage costs. Other expense for 2003 included non-recurring charges of $2.5 million on a commercial letter of credit given the deterioration of the financial condition of a borrower, and a $0.5 million write down on one commercial other real estate owned property.
Income Taxes
Income tax expense for 2004 was $112.1 million, up $19.0 million from 2003 income tax expense of $93.1 million. The Corporation’s effective tax rate (income tax expense divided by income before taxes) was 30.3% in 2004 and 28.9% in 2003. The increase in the effective tax rate was primarily attributable to the increase in income before tax and the acquisitions of First Federal and Jabas, with both having higher effective tax rates than the Corporation prior to the acquisitions.
See Note 1, “Summary of Significant Accounting Policies,” of the notes to consolidated financial statements for the Corporation’s income tax accounting policy and section “Critical Accounting Policies.” Income tax expense recorded in the consolidated statements of income involves interpretation and application of certain accounting pronouncements and federal and state tax codes, and is, therefore, considered a critical accounting policy. The Corporation undergoes examination by various taxing authorities. Such taxing authorities may require that changes in the amount of tax expense or valuation allowance be recognized when their interpretations differ from those of management, based on their judgments about information available to them at the time of their examinations. See Note 12, “Income Taxes,” of the notes to consolidated financial statements for more information.

BALANCE SHEET ANALYSIS
The Corporation’s growth comes predominantly from loans and investments. See sections “Loans” and “Investment Securities Portfolio.” The Corporation has generally financed its growth through increased deposits and issuance of debt (see sections, “Deposits,” “Other Funding Sources,” and “Liquidity”), as well as retention of earnings and the issuance of common stock, particularly in the case of certain acquisitions (see section “Capital”).
Loans
Total loans were $13.9 billion at December 31, 2004, an increase of $3.6 billion or 34.9% over December 31, 2003, largely attributable to the First Federal acquisition, which added $2.7 billion in loans at consummation. Excluding First Federal, total loans grew 8.2%, with commercial loans up $692 million (10.7%), home equity up $253 million (22.2%), and with both residential mortgage and installment loans down, $47 million (2.4%) and $49 million (7.1%), respectively. Commercial loans and home equity were strategically emphasized in 2004. Including First Federal, the mix of loans shifted. Commercial loans were $8.2 billion, up $1.8 billion or 27.3%, and represented 59% of total loans at the end of 2004, compared to 63% at year-end 2003. Retail loans grew $1.1 billion or 59.1% to represent 21% of total loans compared to 18% at December 31, 2003, while residential mortgage loans increased $739 million or 37.4% to represent 20% of total loans versus 19% for the prior year.
TABLE 8: Loan Composition

	As of December 31,

	2004		2003		2002		2001		2000

		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

	($ in Thousands)
Commercial, financial, and agricultural	$2,803,333	20%	$2,116,463	21%	$2,213,986	22%	$1,783,300	20%	$1,657,512	19%
Real estate construction	1,459,629	11	1,077,731	10	910,581	9	801,887	9	664,111	7
Commercial real estate	3,933,131	28	3,246,954	32	3,128,826	30	2,626,811	29	2,284,380	26
Lease financing	50,718	—	38,968	—	38,352	—	11,629	—	14,854	—

Commercial	8,246,811	59	6,480,116	63	6,291,745	61	5,223,627	58	4,620,857	52
Residential mortgage	2,714,580	20	1,975,661	19	2,221,682	22	2,319,709	26	2,903,658	33
Home equity(1)	1,866,485	13	1,138,311	11	1,073,695	10	813,744	9	764,039	8
Installment	1,054,011	8	697,722	7	716,103	7	662,784	7	624,825	7

Retail	2,920,496	21	1,836,033	18	1,789,798	17	1,476,528	16	1,388,864	15

Total loans	$13,881,887	100%	$10,291,810	100%	$10,303,225	100%	$9,019,864	100%	$8,913,379	100%

(1)	Home equity includes home equity lines and residential mortgage junior liens.
Commercial, financial, and agricultural loans were $2.8 billion at the end of 2004, up $687 million or 32.5% since year-end 2003, and comprised 20% of total loans outstanding, down from 21% at the end of 2003. The commercial, financial, and agricultural loan classification primarily consists of commercial loans to middle market companies and small businesses. Loans of this type are in a diverse range of industries. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any. Borrower demand in this loan sector improved during 2004, and price competition has been strong. Within the commercial, financial, and agricultural classification, loans to finance agricultural production totaled less than 0.5% for all periods presented.
Real estate construction loans grew $382 million or 35.4% to $1.5 billion, representing 11% of the total loan portfolio at the end of 2004, compared to $1.1 billion or 10% at the end of 2003. Loans in this classification are primarily short-term interim loans that provide financing for the acquisition or development of commercial real estate, such as multifamily or other commercial development projects. Real estate construction loans are made to developers and project managers who are well known to the Corporation, have prior successful project experience, and are well capitalized. Projects undertaken by these developers are carefully reviewed by the Corporation to ensure that they are economically viable. Loans of this type are primarily made to customers based in the Corporation’s tri-state market in which the Corporation has a thorough knowledge of the local market economy. The credit risk associated with real estate construction loans is generally confined to specific geographic areas but is also influenced by general economic conditions. The Corporation controls the credit risk on these types of loans by making loans in familiar markets to developers, underwriting the loans to meet the requirements of institutional investors in the secondary market, reviewing the merits of individual projects, controlling loan structure, and monitoring project progress and construction advances.
Commercial real estate includes commercial-based loans that are secured by multifamily properties and nonfarm/nonresidential real estate properties, and to a lesser degree by farmland. Commercial real estate totaled $3.9 billion at December 31, 2004, up $686 million or 21.1% over December 31, 2003, and comprised 28% of total loans outstanding versus 32% at year-end 2003. Commercial real estate loans involve borrower characteristics similar to those discussed above for commercial loans and real estate construction projects. Loans of this type are mainly for business and industrial properties, multifamily properties, and community purpose properties. Loans are primarily made to customers based in Wisconsin, Illinois, and Minnesota. Credit risk is managed in a similar manner to commercial loans and real estate construction by employing sound underwriting guidelines, lending to borrowers in local markets and businesses, periodically evaluating the underlying collateral, and formally reviewing the borrower’s financial soundness and relationship on an ongoing basis. In many cases the Corporation will take additional real estate collateral to further secure the overall lending relationship.
Residential mortgage loans totaled $2.7 billion at the end of 2004, up $739 million or 37.4% from the prior year and comprised 20% of total loans outstanding versus 19% at year-end 2003. Residential mortgage loans include conventional first lien home mortgages and generally limit the maximum loan to 80% of collateral value.
Retail loans totaled $2.9 billion at December 31, 2004, up $1.1 billion or 59.1% compared to 2003, and represented 21% of the 2004 year-end loan portfolio versus 18% at year-end 2003. Loans in this classification include home equity and installment loans. Home equity consists of home equity lines and residential mortgage junior liens, while installment loans consist of educational loans, and short-term and other personal installment loans, such as direct and indirect automobile loans, recreational vehicle loans, credit card loans, and other personal loans. Individual borrowers may be required to provide related collateral or a satisfactory endorsement or guaranty from another person, depending on the specific type of loan and the creditworthiness of the borrower. Credit risk for these types of loans is generally greatly influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers as well as taking appropriate collateral and guaranty positions.
Factors that are important to managing overall credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, early identification of potential problems, an adequate allowance for loan losses, and sound nonaccrual and charge off policies.
An active credit risk management process is used for commercial loans to further ensure that sound and consistent credit decisions are made. Credit risk is controlled by detailed underwriting procedures, comprehensive loan administration, and periodic review of borrowers’ outstanding loans and commitments. Borrower relationships are formally reviewed and graded on an ongoing basis for early identification of potential problems. Further analyses by customer, industry, and geographic location are performed to monitor trends, financial performance, and concentrations.
The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within our primary three-state area. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2004, no significant concentrations existed in the Corporation’s portfolio in excess of 10% of total loans.
TABLE 9: Loan Maturity Distribution and Interest Rate Sensitivity

	Maturity(1)
December 31, 2004
	Within 1 Year(2)	1-5 Years	After 5 Years	Total

	($ in Thousands)
Commercial, financial, and agricultural	$2,323,902	$439,913	$39,518	$2,803,333
Real estate construction	1,261,132	151,328	47,169	1,459,629

Total	$3,585,034	$591,241	$86,687	$4,262,962

Fixed rate	$709,765	$468,692	$84,845	$1,263,302
Floating or adjustable rate	2,875,269	122,549	1,842	2,999,660

Total	$3,585,034	$591,241	$86,687	$4,262,962

Percent by maturity distribution	84%	14%	2%	100%

(1)	Based upon scheduled principal repayments.

(2)	Demand loans, past due loans, and overdrafts are reported in the “Within 1 Year” category.

Allowance for Loan Losses
Credit risks within the loan portfolio are inherently different for each loan type. Credit risk is controlled and monitored through the use of lending standards, a thorough review of potential borrowers, and on-going review of loan payment performance. Active asset quality administration, including early problem loan identification and timely resolution of problems, aids in the management of credit risk and minimization of loan losses. Credit risk management for each loan type is discussed briefly in the section entitled “Loans.”
The allowance for loan losses represents management’s estimate of an amount adequate to provide for probable credit losses in the loan portfolio at the balance sheet date. To assess the adequacy of the allowance for loan losses, an allocation methodology is applied by the Corporation which focuses on changes in the size and character of the loan portfolio, changes in levels of impaired or other nonperforming loans, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, historical losses and delinquencies on each portfolio category, and other qualitative and quantitative factors which could affect probable credit losses. Assessing these factors involves significant judgment. Management considers the allowance for loan losses a critical accounting policy—see section “Critical Accounting Policies” and further discussion in this section. See also management’s allowance for loan losses accounting policy in Note 1, “Summary of Significant Accounting Policies,” and Note 4, “Loans,” of the notes to consolidated financial statements for additional allowance for loan losses disclosures.
Table 8 provides information on loan growth and composition, Tables 10 and 11 provide additional information regarding activity in the allowance for loan losses, and Table 12 provides additional information regarding nonperforming loans and assets.
At December 31, 2004, the allowance for loan losses was $189.8 million, compared to $177.6 million at December 31, 2003, and $162.5 million at year-end 2002. As of December 31, 2004, the allowance for loan losses to total loans was 1.37% and covered 165% of nonperforming loans, compared to 1.73% and 146%, respectively, at December 31, 2003, and 1.58% and 164%, respectively, at December 31, 2002. The decline in the ratio of allowance to total loans at year-end 2004 compared to year-end 2003 was in part a result of acquiring the First Federal thrift balance sheet, which added $14.8 million allowance for loan losses and $2.7 billion of loans (or 0.54% allowance to total loans ratio) at consummation.
Changes in the allowance for loan losses are shown in Table 10. Credit losses, net of recoveries, are deducted from the allowance for loan losses. A direct increase to the allowance for loan losses comes from acquisitions at consummation. Finally, the provision for loan losses, a charge against earnings, is recorded to bring the allowance for loan losses to a level that, in management’s judgment, is adequate to absorb probable losses in the loan portfolio. With favorable resolution to problem credits in 2004, lower net charge off and nonperforming loans ratios, and management’s assessment of the adequacy of the allowance for loan losses, the provision for loan losses of $14.7 million for 2004 was less than 2003 of $46.8 million, and 2002 of $50.7 million.
Net charge offs were $17.3 million or 0.15% of average loans for 2004, compared to $31.7 million or 0.30% of average loans for 2003, and $28.3 million or 0.28% of average loans for 2002 (see Table 10). The $14.4 million decrease in net charge offs for 2004 versus 2003 was primarily due to lower commercial net charge offs. The sluggish and varied economic conditions of 2003 and 2002 particularly affected the Corporation’s commercial borrowers, peaking commercial net charge offs in 2003, while 2004 benefited from general economic improvements and resolution to certain problem credits. Commercial net charge offs as a percent of total net charge offs were 53%, 77%, and 73% for 2004, 2003 and 2002, respectively. Commercial net charge offs for 2004 were $9.2 million, lower than $24.4 million for 2003 and $20.8 million for 2002. More specifically, net charge offs of commercial real estate loans were $6.2 million, $13.0 million, and $5.3 million for 2004, 2003, and 2002, respectively, and net charge offs of commercial, financial, and agricultural loans were $2.8 million, $9.8 million, and $13.9 million for the same respective years. Six commercial credits in a variety of industries accounted for approximately $6.6 million of the 2004 net charge offs. Five commercial credits in the construction and hospitality industries accounted for approximately $16.5 million of the 2003 net charge offs. Several commercial credits with greater than $0.5 million charged off accounted for approximately $13.0 mil-

lion of the 2002 net charge offs. Loans charged off are subject to continuous review, and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses.
TABLE 10: Loan Loss Experience

	Years Ended December 31,

	2004	2003	2002	2001	2000

	($ in Thousands)
Allowance for loan losses, at beginning of year	$177,622	$162,541	$128,204	$120,232	$113,196
Balance related to acquisitions	14,750	—	11,985	—	—
Decrease from sale of credit card receivables	—	—	—	—	(4,216)
Provision for loan losses	14,668	46,813	50,699	28,210	20,206
Loans charged off:
Commercial, financial, and agricultural	4,640	12,858	15,497	11,328	2,424
Real estate construction	16	1,140	1,402	1,631	38
Commercial real estate	7,677	13,659	6,124	3,578	795
Lease financing	245	385	268	78	3
Residential mortgage(1)	924	1,080	1,757	591	2,176
Home equity(1)	2,571	2,196	1,535	671	747
Installment	6,129	5,789	5,596	4,762	4,972

Total loans charged off	22,202	37,107	32,179	22,639	11,155
Recoveries of loans previously charged off:
Commercial, financial, and agricultural	1,873	3,054	1,622	1,045	851
Real estate construction	—	3	3	—	—
Commercial real estate	1,498	633	787	242	153
Lease financing	3	—	74	—	—
Residential mortgage(1)	303	233	52	109	195
Home equity(1)	107	126	89	83	102
Installment	1,140	1,326	1,205	922	900

Total recoveries	4,924	5,375	3,832	2,401	2,201

Net loans charged off	17,278	31,732	28,347	20,238	8,954

Allowance for loan losses, at end of year	$189,762	$177,622	$162,541	$128,204	$120,232

Ratio of allowance for loan losses to net charge offs	11.0	5.6	5.7	6.3	13.4
Ratio of net charge offs to average loans	0.15%	0.30%	0.28%	0.22%	0.10%
Ratio of allowance for loan losses to total loans at end of year	1.37%	1.73%	1.58%	1.42%	1.35%

(1)	For 2004, 2003, and 2002, home equity includes home equity lines and residential mortgage junior liens; for 2001 and 2000 home equity includes only home equity lines as the residential mortgage junior liens were included in residential mortgage and a separate breakdown is not available for these years.

TABLE 11: Allocation of the Allowance for Loan Losses

	As of December 31,

		% of		% of		% of		% of		% of
		Loan		Loan		Loan		Loan		Loan
		Type to		Type to		Type to		Type to		Type to
		Total		Total		Total		Total		Total
	2004	Loans	2003	Loans	2002	Loans	2001	Loans	2000	Loans

	($ in Thousands)
Allowance allocation:
Commercial, financial, & agricultural	$79,882	20%	$63,939	21%	$64,965	22%	$44,071	20%	$45,571	19%
Real estate construction	12,263	11	10,777	10	9,106	9	7,977	9	6,531	7
Commercial real estate	62,200	28	69,947	32	57,010	30	47,810	29	25,925	26
Lease financing	502	—	234	—	230	—	327	—	149	—
Residential real estate(1)	23,668	33	15,784	30	17,778	32	14,084	35	25,236	41
Installment	11,247	8	7,449	7	4,613	7	5,683	7	6,194	7
Unallocated	—	—	9,492	—	8,839	—	8,252	—	10,626	—

Total allowance for loan losses	$189,762	100%	$177,622	100%	$162,541	100%	$128,204	100%	$120,232	100%

Allowance category as a percent of total allowance:
Commercial, financial, & agricultural	42%		36%		40%		34%		38%
Real estate construction	6		6		6		6		5
Commercial real estate	33		39		35		37		22
Lease financing	—		—		—		—		—
Residential real estate	13		9		11		11		21
Installment	6		4		3		5		5
Unallocated	—		6		5		7		9

Total allowance for loan losses	100%		100%		100%		100%		100%

(1)	Residential real estate includes home equity lines, residential mortgage junior liens, and residential mortgage loans for all periods presented.
Determining the adequacy of the allowance for loan losses is a function of evaluating a number of factors, including but not limited to changes in the loan portfolio (see Table 8), net charge offs (see Table 10), nonperforming loans (see Table 12), and evaluating specific credits. As previously discussed, 2004 net charge offs as a percent of average loans steadied after two years of higher than historical levels, particularly in commercial charge offs. As discussed under section “Loans,” total loans were $13.9 billion at December 31, 2004, up $3.6 billion over December 31, 2003, attributable largely to the $2.7 billion First Federal loans acquired. Excluding First Federal, total loans grew 8.2%, with commercial loans up $692 million (10.7%), home equity up $253 million (22.2%), and with both residential mortgage and installment loans down, $47 million and $49 million, respectively. Despite the strong growth in commercial loans, the mix of loans including First Federal shifted at year-end 2004, as evidenced in Table 8, with commercial loans representing 59% of total loans (compared to 63% year-end 2003 and 61% year-end 2002). Growth and mix of loans impacts the overall inherent risk characteristics of the loan portfolio (see section “Loans” which discusses credit risks related to the different loan types). Nonperforming loans moved similarly to net charge off activity, representing 0.83% of total loans at December 31, 2004, down from 1.18% and 0.96% at year-end 2003 and 2002, respectively. Nonperforming loans were $115.0 million at December 31, 2004 (including approximately $16 million acquired from First Federal at year-end and the addition of a $16 million commercial credit in the food industry during December 2004), down from $121.5 million at year-end 2003 and up from $99.3 million at year-end 2002. The majority of the improvement in nonperforming loans in 2004 compared to year-end 2003 was attributable to the paydowns or other resolutions on several large problem credits (totaling approximately $27 million). The impact of the sluggish economy on various commercial borrowers was a key contributor to the rise in nonperforming loans for 2003 over 2002. See Table 12 and section “Nonperforming Loans, Potential Problem Loans, and Other Real Estate Owned” for additional details and discussion.
The Corporation’s process designed to assess the adequacy of the allowance for loan losses includes an allocation methodology, as well as management’s ongoing review and grading of the loan portfolio into criticized loan categories (defined as specific loans warranting either specific allocation, or a criticized status of watch, special mention, substandard, doubtful or loss). The allocation methodology focuses on evaluation of facts and issues related to specific loans, the risk inherent in specific loans, changes in the size and character of the loan portfolio, changes in levels of impaired and other nonperforming loans, concentrations of loans to specific borrowers or industries, existing economic conditions, underlying collateral, historical losses and delinquencies on each portfolio category, and other qualitative and quantitative factors. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the portfolio. The allocation of the Corporation’s allowance for loan losses for the last five years is shown in Table 11.
The allocation methodology was similar for all years, with a refinement beginning in 2004, whereby the Corporation segregated its loss factors allocations (used for both criticized and non-criticized loans) into a component primarily based on historical loss rates and a component primarily based on other qualitative factors that may affect loan collectibility. Management does not believe the refined method produced a significantly different result from the prior year’s method. The following describes the Corporation’s process for 2004. Management allocates the allowance for loan losses for credit losses by pools of risk. First, a valuation allowance estimate is established for specifically identified commercial and commercial real estate loans determined to be impaired by the Corporation, using discounted cash flows, estimated fair value of underlying collateral, and/or other data available. Second, management allocates allowance for loan losses with loss factors, for criticized loan pools by loan type as well as for non-criticized loan pools by loan type, primarily based on historical loss rates after considering loan type, historical loss and delinquency experience, and industry statistics. Loans that have been criticized are considered to have greater inherent risk of loss than non-criticized loans, as circumstances were present to support the lower loan grade, warranting higher loss factors. The loss factors applied in the methodology are expected to be relatively static year-over-year but are periodically re-evaluated. Between 2004 and 2003, loss factors assigned to criticized and non-criticized loan pools by type were similar (but with reductions made in factors for commercial real estate and residential real estate types to align closer to historical loss levels). And third, management allocates allowance for loan losses to absorb unrecognized losses that may not be provided for by the other components due to other factors evaluated by management, such as limitations within the credit risk grading process, known current economic or business conditions that may not yet show in trends, industry or other concentrations with current issues that impose higher inherent risks than are reflected in the loss factors, and other relevant considerations. At December 31, 2004, this third allocation, which was previously noted in Table 11 as unallocated, was completely assigned to loan types, as reflected in Table 11.
At year-end 2004, 45% of the allowance for loan losses (compared to 57% at year-end 2003) was allocated to criticized loans, including $10 million of allowance identified for a previously disclosed commercial manufacturing credit ($15 million outstanding at December 31, 2004) for which management had doubts concerning the future collectibility of the loan. The primary shift in the allowance allocation between 2004 and 2003 was from commercial real estate to commercial, financial, and agricultural. The amount allocated to commercial real estate loans at year-end 2004 was $62.2 million, representing 33% (down from 39% at year-end 2003) of the allowance for loan losses, partly due to applying lower loss factors to this loan type in 2004 versus 2003 as mentioned earlier. Supporting this lower allocation was: a) a lesser amount of these loans in criticized categories (7% versus 10% at year-end 2003); b) lower gross charge offs ($7.7 million compared to $13.7 million for 2003); and c) fewer commercial real estate loans in nonperforming loans (33% compared to 44% at year-end 2003). On the other hand, the allowance allocated to commercial, financial, and agricultural loans was $79.9 million at year-end 2004, representing 42% (versus 36% at year-end 2003) of the allowance for loan losses. While certain indicators were relatively steady for commercial, financial and agricultural loans, such as minimal change in their percentage of total loans (20% at year-end 2004 versus 21%) or of their percentage of nonperforming loans (35% compared to 36% last year end), and lower gross charge offs, the higher allocation was made given additional loans which are currently not criticized but exhibit concerns to management due to industry issues or the slower than expected improvement in the individual credit relationships. Allowance allocations were higher to residential real estate (particularly influenced by the growth of home equity) and to installment loans as current economic conditions of rising rates and growing consumer debt carried uncertainties requiring management’s judgment as to the impact on individual borrowers.

The allocation methods used for December 31, 2003 and 2002 were comparable. Factors used for criticized loans, as well as for non-criticized loan categories, were unchanged between the years. At both December 31, 2003 and 2002, current economic conditions carried various uncertainties requiring management’s judgment as to the impact on the business results of numerous individual borrowers and certain industries. Additionally, the pace at which the financial results of a borrower’s company can take a downturn from challenging and varied economic conditions continued to be a factor for both years. At year-end 2003, 57% of the allowance (compared to 55% at year-end 2002) was allocated to criticized loans, including $10 million of allowance identified for a previously disclosed commercial manufacturing credit ($17 million outstanding at December 31, 2003) for which management had doubts concerning the future collectibility of the loan. The primary shift in the allowance allocation was the amount allocated to commercial real estate loans at year-end 2003, which was $69.9 million, representing 39% (compared to 35% at year-end 2002) of the allowance for loan losses. A greater amount of these loans were in criticized categories (10% versus 9% at year-end 2002); charge offs of this loan type increased (to $13.7 million for 2003, more than double) between the years; these loans represented 44% of nonperforming loans (compared to 24% at year-end 2002); and commercial real estate loans grew to represent 32% of total loans at December 31, 2003 (compared to 30% at year-end 2002). As noted under the section “Loans,” the credit risk of this loan category is largely influenced by the impact on borrowers of general economic conditions, which have been noted to be challenging and uncertain. The allowance allocated to commercial, financial, and agricultural loans was $63.9 million at year-end 2003, representing 36% (versus 40% at year-end 2002) of the allowance for loan losses. Commercial, financial and agricultural loans declined 4.4% since year-end 2002, to represent 21% of total loans at December 31, 2003 compared to 22% at December 31, 2002; net charge offs were $9.8 million (down $4.1 million); and as a percent of nonperforming loans, these loans represented 36% (versus 49% at year-end 2002).
Management believes the allowance for loan losses to be adequate at December 31, 2004.
Consolidated net income could be affected if management’s estimate of the allowance for loan losses is subsequently materially different, requiring additional or less provision for loan losses to be recorded. Management carefully considers numerous detailed and general factors, its assumptions, and the likelihood of materially different conditions that could alter its assumptions. While management uses currently available information to recognize losses on loans, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions and the impact of such change on the Corporation’s borrowers. Additionally, the number of large credit relationships over the Corporation’s $25 million internal hurdle has been increasing over 2004. Larger credits do not inherently create more risk, but can create wider fluctuations in asset quality measures. As an integral part of their examination process, various regulatory agencies also review the allowance for loan losses. Such agencies may require that certain loan balances be charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.
Nonperforming Loans, Potential Problem Loans, and Other Real Estate Owned
Management is committed to an aggressive nonaccrual and problem loan identification philosophy. This philosophy is implemented through the ongoing monitoring and review of all pools of risk in the loan portfolio to ensure that problem loans are identified quickly and the risk of loss is minimized.
Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, loans 90 days or more past due but still accruing, and restructured loans. The Corporation specifically excludes from its definition of nonperforming loans student loan balances that are 90 days or more past due and still accruing and that have contractual government guarantees as to collection of principal and interest. The Corporation had approximately $14.5 million, $13.0 million, and $20.2 million at December 31, 2004, 2003, and 2002, respectively, of nonperforming student loans.
Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectibility of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately, rather than delaying such action until the loans become 90 days past due. Previously accrued and uncollected interest on such loans is reversed, amortization of related loan fees is suspended, and income is recorded only to the extent that interest payments are subsequently received in cash and a determination has been made that the principal balance of the loan is collectible. If collectibility of the principal is in doubt, payments received are applied to loan principal.
Loans past due 90 days or more but still accruing interest are also included in nonperforming loans. Loans past due 90 days or more but still accruing are classified as such where the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection. Also included in nonperforming loans are “restructured” loans. Restructured loans involve the granting of some concession to the borrower involving the modification of terms of the loan, such as changes in payment schedule or interest rate.
TABLE 12: Nonperforming Loans and Other Real Estate Owned

	December 31,

	2004	2003	2002	2001	2000

	($ in Thousands)
Nonaccrual loans	$112,761	$113,944	$94,132	$48,238	$41,045
Accruing loans past due 90 days or more	2,153	7,495	3,912	3,649	6,492
Restructured loans	37	43	1,258	238	159

Total nonperforming loans	$114,951	$121,482	$99,302	$52,125	$47,696
Other real estate owned	3,915	5,457	11,448	2,717	4,032

Total nonperforming assets	$118,866	$126,939	$110,750	$54,842	$51,728

Ratios at year end:
Nonperforming loans to total loans	0.83%	1.18%	0.96%	0.58%	0.54%
Nonperforming assets to total assets	0.58%	0.83%	0.74%	0.40%	0.39%
Allowance for loan losses to nonperforming loans	165%	146%	164%	246%	252%
Allowance for loan losses to total loans at end of year	1.37%	1.73%	1.58%	1.42%	1.35%

Nonperforming loans at December 31, 2004, were $115.0 million, compared to $121.5 million at December 31, 2003, and $99.3 million at December 31, 2002. The ratio of nonperforming loans to total loans at the end of 2004 was 0.83%, as compared to 1.18% and 0.96% at December 31, 2003 and 2002, respectively. Of the $6.5 million decrease in nonperforming loans between year-end 2003 and 2004, nonaccrual loans decreased $1.2 million and accruing loans past due 90 days or more decreased $5.3 million. Of the $22.2 million increase in nonperforming loans between year-end 2002 and 2003, nonaccrual loans increased $19.8 million and accruing loans past due 90 days or more increased $3.6 million, while restructured loans decreased $1.2 million. The Corporation’s allowance for loan losses to nonperforming loans was 165% at year-end 2004, up from 146% at year-end 2003 and 164% at year-end 2002.
The improving trend in nonperforming loans was primarily due to decreases in commercial nonperforming loans (primarily attributable to the payment or resolution of specific larger commercial credits), despite approximately $16 million in nonperforming loans acquired with First Federal at year-end and the addition of a $16 million commercial credit in the food industry in late 2004. Subsequent to year-end, the Corporation received a substantial paydown on the $16 million food industry commercial credit, reducing the balance outstanding to approximately $3 million as of the end of February 2005. Commercial nonaccrual loans were $86.0 million at December 31, 2004 (down $9.8 million from year-end 2003), and represented 76%, 84%, and 78% of total nonaccrual loans at year-end 2004, 2003, and 2002, respectively. Additionally, accruing commercial loans past due 90 days or more were $0.7 million at December 31, 2004 (down $5.1 million from year-end 2003), and represented 31%, 77%, and 27% of total accruing loans past due 90 days or more at year-end 2004, 2003 and 2002, respectively.

For year-end 2004 versus 2003, the $9.8 million improvement in commercial nonaccrual loans was predominantly attributable to the paydowns or other resolutions on several large problem credits (including resolutions of the two credits totaling $20 million at year-end 2003, which at December 31, 2004 one credit was paid in full and the other credit had a remaining outstanding balance of $0.6 million), net of the addition of a $16 million commercial credit in the food industry (see previous paragraph for details on a paydown received subsequent to year-end) and acquired First Federal commercial nonaccrual loans of approximately $9 million at year-end. The $5.3 million decrease from year-end 2003 to year-end 2004 in accruing loans past due 90 days or more was primarily attributable to one large commercial credit ($2.5 million at December 31, 2003), which was subsequently transferred to nonaccrual status.
For year-end 2003 versus 2002, the $22.8 million increase in commercial nonaccrual loans was predominantly attributable to the addition, during the second quarter of 2003, of two large commercial credits (totaling approximately $20 million at December 31, 2003, one in the construction industry and one in the hospitality industry). The $3.6 million increase from year-end 2002 to year-end 2003 in accruing loans past due 90 days or more was primarily attributable to one large commercial credit ($2.5 million at December 31, 2003), while the decrease in restructured loans was due to one large commercial credit that was transferred to nonaccrual status and subsequently charged off during 2003.
Other real estate owned decreased to $3.9 million at December 31, 2004, compared to $5.5 million and $11.4 million at year-end 2003 and 2002, respectively. The change in other real estate owned was predominantly due to the addition and subsequent sale of commercial real estate properties. An $8.0 million property was added during 2002, three commercial properties (at $1.1 million, $1.5 million, and $2.7 million) were added during 2003, and a $1.3 million commercial property was added during first quarter 2004. During 2004 the $1.1 million property was sold (at a net gain of $0.4 million) and the $1.3 million property was sold (at a net loss of $0.2 million). During 2003 the $1.5 million property was sold (at a net loss of $0.6 million), the $8.0 million property was sold (at a net gain of $1.0 million), and the $2.7 million property was sold (at a small gain). Also during 2003, a $0.5 million write down was recorded in other noninterest expense on another commercial property in other real estate owned, which was subsequently sold in 2004 (at a small loss). Net gains on sales of other real estate owned were $661,000, $472,000, and $53,000 for 2004, 2003, and 2002, respectively. Management actively seeks to ensure properties held are monitored to minimize the Corporation’s risk of loss.
The following table shows, for those loans accounted for on a nonaccrual basis and restructured loans for the years ended as indicated, the approximate gross interest that would have been recorded if the loans had been current in accordance with their original terms and the amount of interest income that was included in interest income for the period.
TABLE 13: Foregone Loan Interest

	Years Ended December 31,

	2004	2003	2002

	($ in Thousands)
Interest income in accordance with original terms	$7,427	$7,620	$6,866
Interest income recognized	(2,866)	(2,898)	(4,313)

Reduction in interest income	$4,561	$4,722	$2,553

Potential problem loans are certain loans bearing criticized loan risk ratings by management but that are not in nonperforming status; however, there are circumstances present to create doubt as to the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that the Corporation expects losses to occur but that management recognizes a higher degree of risk associated with these loans. The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in the determination of the level of the allowance for loan losses. The loans that have been reported as potential problem loans are not concentrated in a particular industry but rather cover a diverse range of businesses. At

December 31, 2004, potential problem loans totaled $234 million, compared to $245 million at December 31, 2003. The $11 million decrease from December 31, 2003 to December 31, 2004, is primarily attributable to the paydown or other resolution during 2004 of several larger commercial credits in potential problem loans at year-end 2003.
Investment Securities Portfolio
The investment securities portfolio is intended to provide the Corporation with adequate liquidity, flexibility in asset/liability management, a source of stable income, and is structured with minimum credit exposure to the Corporation. At the time of purchase, the Corporation generally classifies its investment purchases as available for sale, consistent with these investment objectives, including possible securities sales in response to changes in interest rates or prepayment risk, the need to manage liquidity or regulatory capital, and other factors. Investment securities classified as available for sale are carried at fair market value in the consolidated balance sheet. At December 31, 2004, the total carrying value of investment securities was $4.8 billion, up $1.0 billion or 27.6% over year-end 2003 (with $665 million from First Federal at acquisition), representing 23% of total assets, compared to 25% at year-end 2003. On average, the investment portfolio represented 26% and 24% of average earning assets for 2004 and 2003, respectively, growing in response to a corporate decision to increase the investment portfolio, particularly during first quarter 2004. The Corporation primarily purchased mortgage-related securities to achieve this objective.
TABLE 14: Investment Securities Portfolio

	At December 31,

		% of		% of		% of
	2004	Total	2003	Total	2002	Total

	($ in Thousands)
Investment Securities Available for Sale:
U.S. Treasury securities	$33,177	1%	$36,588	1%	$44,967	1%
Federal agency securities	175,290	4	167,859	4	222,787	7
Obligations of state and political subdivisions	876,208	18	868,974	24	851,710	26
Mortgage-related securities	3,238,502	68	2,232,920	61	1,672,542	52
Other securities (debt and equity)	413,938	9	368,388	10	440,126	14

Total amortized cost	$4,737,115	100%	$3,674,729	100%	$3,232,132	100%

U.S. Treasury securities	$33,023	1%	$36,759	1%	$45,882	1%
Federal agency securities	176,064	4	172,713	4	233,930	7
Obligations of state and political subdivisions	921,713	19	927,485	25	904,023	27
Mortgage-related securities	3,237,485	67	2,233,412	59	1,705,236	51
Other securities (debt and equity)	447,059	9	403,415	11	473,598	14

Total fair value and carrying value	$4,815,344	100%	$3,773,784	100%	$3,362,669	100%

Net unrealized holding gains	$78,229		$99,055		$130,537

At December 31, 2004, the Corporation’s securities portfolio did not contain securities of any single issuer that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 10% of stockholders’ equity or approximately $202 million.
At December 31, 2004 and 2003, mortgage-related securities (which include predominantly mortgage-backed securities and collateralized mortgage obligations (CMOs)) represented 67% and 59%, respectively, of total investment securities based on carrying value. The fair value of mortgage-related securities is subject to inherent risks based upon the future performance of the underlying collateral (i.e. mortgage loans) for these securities, such as prepayment risk and interest rate changes.
During 2004, the Corporation’s FHLMC preferred stock securities (included in other securities) were determined to have other-than-temporary impairment that resulted in a write-down on these securities of

$2.2 million. At December 31, 2004, the carrying value of the FHLMC preferred stock was $8.4 million. A CMO (included in mortgage-related securities) was determined to have other-than-temporary impairment that resulted in write downs on the security of $0.8 million during 2002, $0.3 million during 2003, and $0.2 million during 2004, based on continued evaluation. At December 31, 2004, this CMO had a carrying value of $1.0 million. See Note 1, “Summary of Significant Accounting Policies,” and Note 3, “Investment Securities,” of the notes to consolidated financial statements for additional information.
TABLE 15: Investment Securities Portfolio Maturity Distribution(1)— At December 31, 2004

	Investment Securities Available for Sale - Maturity Distribution and Weighted Average Yield

			After one		After five				Mortgage-related
	Within		but within		but within		After		and		Total Amortized		Total Fair
	one year		five years		ten years		ten years		equity securities		Cost		Value

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount

	($ in Thousands)
U. S. Treasury securities	$1,199	2.55%	$31,978	2.52%	$—	—	$—	—	$—	—	$33,177	2.52%	$33,023
Federal agency securities	19,127	6.60	96,105	4.28	60,058	3.52%	—	—	—	—	175,290	4.27	176,064
Obligations of states and political subdivisions(2)	80,555	7.45	250,347	6.91	269,950	7.07	275,356	7.23%	—	—	876,208	7.11	921,713
Other debt securities	79,631	3.44	104,423	6.08	200	4.00	10,000	3.20	—	—	194,254	4.85	199,748
Mortgage-related securities	—	—	—	—	—	—	—	—	3,238,502	4.25%	3,238,502	4.25	3,237,485
Equity securities	—	—	—	—	—	—	—	—	219,684	5.48	219,684	5.48	247,311

Total amortized cost	$180,512	5.56%	$482,853	5.92%	$330,208	6.43%	$285,356	7.09%	$3,458,186	4.32%	$4,737,115	4.85%	$4,815,344

Total fair value and carrying value	$182,134		$501,858		$346,053		$300,503		$3,484,796				$4,815,344

(1)	Expected maturities will differ from contractual maturities, as borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

(2)	Yields on tax-exempt securities are computed on a taxable equivalent basis using a tax rate of 35% and have not been adjusted for certain disallowed interest deductions.
Deposits
Deposits are the Corporation’s largest source of funds. Selected period-end deposit information is detailed in Note 7, “Deposits,” of the notes to consolidated financial statements, including a maturity distribution of all time deposits at December 31, 2004. A maturity distribution of certificates of deposits and other time deposits of $100,000 or more at December 31, 2004 is shown in Table 17. Table 16 summarizes the distribution of average deposit balances. See also section “Liquidity.”
The Corporation competes with other bank and nonbank institutions, as well as with investment alternatives such as money market or other mutual funds and brokerage houses, for deposits. The Corporation’s nonbrokered deposit growth was impacted by competitive factors, as well as other investment opportunities available to customers. During both 2004 and 2003, the Corporation has actively marketed its transaction accounts (business demand deposits, interest-bearing demand deposits, and money market accounts), which offer competitive, market-indexed rates and greater customer flexibility.
At December 31, 2004, deposits were $12.8 billion, up $3.0 billion or 30.6% over December 31, 2003, including $2.7 billion added from First Federal at acquisition. Excluding First Federal, total deposits grew 3.0% over December 31, 2003. The sale of two branches during 2004 reduced deposits by $20 million, while the sale of two branches during 2003 reduced deposits by $17 million.
The mix of period-end deposits changed slightly, affected in part by the First Federal acquisition. At December 31, 2004, noninterest-bearing demand deposits were 19% of deposits compared to 18% at year-end 2003, total time deposits were 34% of deposits versus 33% at year-end 2003, and interest-bearing transaction accounts (savings, interest-bearing demand, and money market deposits) were 47% of deposits versus 49% at the end of 2003.
The mix of average deposits shifted. Average deposits were $10.1 billion for 2004, up $845 million or 9.1% over the average for 2003. Average nonbrokered deposits for 2004 were $9.9 billion, up $792 million or 8.7%

compared to 2003. Given the lower interest rate environment, total average time deposits declined to 32% of average deposits for 2004 compared to 35% for 2003, shifting into interest-bearing transaction accounts at 50% for 2004 versus 47% for 2003.
TABLE 16: Average Deposits Distribution

	2004		2003		2002

	Amount	% of Total	Amount	% of Total	Amount	% of Total

	($ in Thousands)
Noninterest-bearing demand deposits	$1,867,111	18%	$1,677,891	18%	$1,498,106	17%
Interest-bearing demand deposits	2,406,280	24	1,827,304	20	1,118,546	12
Savings deposits	967,930	10	928,147	10	891,105	10
Money market deposits	1,628,208	16	1,623,438	17	1,876,988	21
Brokered certificates of deposit	232,066	2	178,853	2	264,023	3
Other time and certificates of deposit	3,042,933	30	3,063,873	33	3,263,766	37

Total deposits	$10,144,528	100%	$9,299,506	100%	$8,912,534	100%

Nonbrokered deposits	$9,912,462	98%	$9,120,653	98%	$8,648,511	97%

TABLE 17: Maturity Distribution-Certificates of Deposit and Other Time Deposits of $100,000 or More

	December 31, 2004

			Total Certificates of
	Certificates		Deposits and Other
	of Deposit	Other Time Deposits	Time Deposits

	($ in Thousands)
Three months or less	$581,203	$41,085	$622,288
Over three months through six months	173,552	35,172	208,724
Over six months through twelve months	186,512	35,400	221,912
Over twelve months	332,336	—	332,336

Total	$1,273,603	$111,657	$1,385,260

Other Funding Sources
Other funding sources, including short-term borrowings and long-term funding (“wholesale funds”), were $5.5 billion at December 31, 2004, up $1.5 billion from $4.0 billion at December 31, 2003. See also section “Liquidity.” Short-term borrowings increased $998 million, primarily in Federal funds purchased and securities sold under agreements to repurchase. Short-term borrowings are primarily comprised of Federal funds purchased; securities sold under agreements to repurchase; short-term Federal Home Loan Bank advances; notes payable to banks; and treasury, tax, and loan notes. The Federal Home Loan Bank advances included in short-term borrowings are generally those with original maturities of less than one year. The treasury, tax, and loan notes are demand notes representing secured borrowings from the U.S. Treasury, collateralized by qualifying securities and loans. This funding program provides funds at the discretion of the U.S. Treasury that may be called at any time. Many short-term borrowings, particularly Federal funds purchased and securities sold under agreements to repurchase, are expected to be reissued and, therefore, do not represent an immediate need for cash. See Note 8, “Short-term Borrowings,” of the notes to consolidated financial statements for additional information on short-term borrowings, and Table 18 for specific disclosure required for major short-term borrowing categories. Long-term debt at December 31, 2004, was $2.6 billion, up $570 million from December 31, 2003, due primarily to the issuance of $996 million of long-term Federal Home Loan Bank advances (including $396 million acquired with the First Federal acquisition), $450 million of long-term repurchase agreements, and $350 million of bank notes, net of the repayments of $750 million of long-term Federal Home Loan Bank advances, $329 million of long-term repurchase agreements, and $150 million of bank notes. See Note 9, “Long-term Funding,” of the notes to consolidated financial statements for additional information on long-term funding.
Wholesale funds on average were $4.6 billion for 2004, up $357 million or 8.4% over 2003. The mix of wholesale funding shifted toward short-term borrowing instruments, with average long-term funding declining to 43.5% of wholesale funds compared to 49.5% in 2003, in response to certain asset/liability objectives and low interest rates. Within the short-term borrowing categories, average Federal funds purchased and securities sold under agreements to repurchase increased $218 million, while other short-term borrowing sources were up $238 million.
TABLE 18: Short-Term Borrowings

	December 31,

	2004	2003	2002

	($ in Thousands)
Federal funds purchased and securities sold under agreements to repurchase:
Balance end of year	$2,437,088	$1,340,996	$2,240,286
Average amounts outstanding during year	2,038,981	1,821,220	2,058,163
Maximum month-end amounts outstanding	2,509,956	2,235,928	2,264,557
Average interest rates on amounts outstanding at end of year	2.13%	1.05%	1.49%
Average interest rates on amounts outstanding during year	1.42%	1.28%	2.05%
Liquidity
The objective of liquidity management is to ensure that the Corporation has the ability to generate sufficient cash or cash equivalents in a timely and cost-effective manner to satisfy the cash flow requirements of depositors and borrowers and to meet its other commitments as they fall due, including the ability to pay dividends to shareholders, service debt, invest in subsidiaries, repurchase common stock, and satisfy other operating requirements.
Funds are available from a number of basic banking activity sources, primarily from the core deposit base and from loans and securities repayments and maturities. Additionally, liquidity is provided from sales of the securities portfolio, lines of credit with major banks, the ability to acquire large and brokered deposits, and the ability to securitize or package loans for sale. The Corporation’s capital can be a source of funding and liquidity as well. See section “Capital.”
The Corporation’s internal liquidity management framework includes measurement of several key elements, such as wholesale funding as a percent of total assets and liquid assets to short-term wholesale funding. Strong capital ratios, credit quality, and core earnings are essential to retaining high credit ratings and, consequently, cost-effective access to the wholesale funding markets. A downgrade or loss in credit ratings could have an impact on the Corporation’s ability to access wholesale funding at favorable interest rates. As a result, capital ratios, asset quality measurements, and profitability ratios are monitored on an ongoing basis as part of the liquidity management process. At December 31, 2004, the Corporation was in compliance with its liquidity objectives.
The Corporation’s liquidity framework also incorporates contingency planning to assess the nature and volatility of funding sources and to determine alternatives to these sources. The contingency plan would be activated to ensure the Corporation’s funding commitments could be met in the event of general market disruption or adverse economic conditions.
While core deposits and loan and investment repayment are principal sources of liquidity, funding diversification is another key element of liquidity management. Diversity is achieved by strategically varying depositor type, term, funding market, and instrument. As noted below, the Parent Company and certain subsidiary banks are rated by Moody’s, Standard and Poor’s (S&P), and Fitch. These ratings, along with the Corporation’s other ratings, provide opportunity for greater funding capacity and funding alternatives.
TABLE 19: Credit Ratings at December 31, 2004

Fitch
	Moody’s	S&P		Ratings

Bank short-term	P1	A2		F1
Bank long-term	A2	A-		A-
Corporation short-term	P2	A2		F1
Corporation long-term	A3	BBB	+	A-
Subordinated debt long-term	Baa1	BBB		BBB	+
The Parent Company’s primary funding sources are dividends and service fees from subsidiaries and proceeds from the issuance of equity. Dividends received in cash from subsidiaries totaled $124.5 million in 2004. At December 31, 2004, $210.8 million in dividends could be paid to the parent by its subsidiaries without obtaining prior regulatory approval, subject to the capital needs of the banks. As discussed in Item 1, the subsidiary banks are subject to regulation and, among other things, may be limited in their ability to pay dividends or transfer funds to the Parent Company. Accordingly, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available for the payment of cash dividends to the shareholders or for other cash needs.
The Parent Company also has multiple funding sources that could be used to increase liquidity and provide additional financial flexibility. These sources include two shelf registrations to issue debt and preferred securities or a combination thereof and, used to a lesser degree, a revolving credit facility and commercial paper issuances. The Parent Company has available a $100 million revolving credit facility with established lines of credit from nonaffiliated banks, of which $100 million was available at December 31, 2004. In addition, $200 million of commercial paper was available at December 31, 2004, under the Parent Company’s $200 million commercial paper program.
In May 2002, the Parent Company filed a “shelf” registration statement under which the Parent Company may offer up to $300 million of trust preferred securities. In May 2002 $175 million of trust preferred securities were issued, bearing a 7.625% fixed coupon rate. At December 31, 2004, $125 million was available under the trust preferred shelf. In May 2001, the Parent Company filed a “shelf” registration statement whereby the Parent Company may offer up to $500 million of any combination of the following securities, either separately or in units: debt securities, preferred stock, depositary shares, common stock, and warrants. In August 2001, the Parent Company issued $200 million in a subordinated note offering, bearing a 6.75% fixed coupon rate and 10-year maturity. At December 31, 2004, $300 million was available under the shelf registration.
Investment securities are an important tool to the Corporation’s liquidity objective. As of December 31, 2004, all securities are classified as available for sale and are reported at fair value on the consolidated balance sheet. Of the $4.8 billion investment portfolio, $2.5 billion were pledged to secure certain deposits, Federal Home Loan Bank advances, or for other purposes as required or permitted by law. The majority of remaining securities could be pledged or sold to enhance liquidity, if necessary.
The bank and thrift subsidiaries have a variety of funding sources (in addition to key liquidity sources, such as core deposits, loan and investment portfolio repayments and maturities, and loan and investment portfolio sales) available to increase financial flexibility. A $2 billion bank note program associated with Associated Bank, National Association, was established during 2000. Under this program, short-term and long-term debt may be issued. As of December 31, 2004, $500 million of long-term bank notes and $200 million of short-term bank notes were outstanding. The banks have also established federal funds lines with major banks and the ability to borrow from the Federal Home Loan Bank ($1.3 billion was outstanding at December 31, 2004). In addition, the bank subsidiaries also issue institutional certificates of deposit, from time to time offer brokered certificates of deposit, and to a lesser degree, accept Eurodollar deposits.

As reflected in Table 22, the Corporation has various financial obligations, including contractual obligations and other commitments, which may require future cash payments. Shorter maturities of time deposits seen in Table 22 could imply near-term liquidity risk if such deposit balances do not rollover at maturity into new time or non-time deposits at the Corporation. However, the relatively shorter maturities in time deposits are not out of the ordinary to the Corporation’s experience of its customer base preference and there has been growth in deposits. Continued strategic emphasis on deposit growth should further support this liquidity source. Many short-term borrowings, particularly Federal funds purchased and securities sold under agreements to repurchase, are expected to be reissued and, therefore, do not represent an immediate need for cash. The Corporation has been purposely extending its long-term funding sources primarily to take advantage of extending maturities in the lower rate environment. While this commits the Corporation contractually to future cash payments, it is supportive of interest rate risk and liquidity management strategies. As a financial services provider, the Corporation routinely enters into commitments to extend credit. While contractual obligations represent future cash requirements of the Corporation, a significant portion of commitments to extend credit may expire without being drawn upon.
For the year ended December 31, 2004, net cash provided from operating and financing activities was $383.5 million and $968.2 million, respectively, while investing activities used net cash of $1.3 billion, for a net increase in cash and cash equivalents of $58.2 million since year-end 2003. In general, net asset growth since year-end 2003 was strong, primarily due to the First Federal acquisition, as well as organic growth. Therefore, various funding sources were utilized to support the net asset growth, particularly deposits, short-term borrowings, and long-term funding. These funding sources partially financed the First Federal and Jabas acquisitions, provided for the repayment of short-term borrowings and long-term funding, common stock repurchases, and the payment of cash dividends to the Corporation’s shareholders.
For the year ended December 31, 2003, net cash provided from operating and financing activities was $496.8 million and $9.1 million, respectively, while investing activities used net cash of $551.0 million, for a net decrease in cash and cash equivalents of $45.1 million since year-end 2002. Generally, during 2003, deposit growth was strong, while net asset growth since year-end 2002 was moderate (up 1.4%). Thus, the reliance on other funding sources was reduced, particularly short-term borrowings and long-term debt. The deposit growth provided for the repayment of short-term borrowings and long-term debt, common stock repurchases, and the payment of cash dividends to the Corporation’s shareholders.
Quantitative and Qualitative Disclosures about Market Risk
Market risk arises from exposure to changes in interest rates, exchange rates, commodity prices, and other relevant market rate or price risk. The Corporation faces market risk in the form of interest rate risk through other than trading activities. Market risk from other than trading activities in the form of interest rate risk is measured and managed through a number of methods. The Corporation uses financial modeling techniques that measure the sensitivity of future earnings due to changing rate environments to measure interest rate risk. Policies established by the Corporation’s Asset/ Liability Committee and approved by the Board of Directors limit exposure of earnings at risk. General interest rate movements are used to develop sensitivity as the Corporation feels it has no primary exposure to a specific point on the yield curve. These limits are based on the Corporation’s exposure to a 100 bp and 200 bp immediate and sustained parallel rate move, either upward or downward.
Interest Rate Risk
In order to measure earnings sensitivity to changing rates, the Corporation uses three different measurement tools: static gap analysis, simulation of earnings, and economic value of equity. These three measurement tools represent static (i.e., point-in-time) measures that do not take into account subsequent interest rate changes, changes in management strategies and market conditions, and future production of assets or liabilities, among other factors.
Static gap analysis: The static gap analysis starts with contractual repricing information for assets, liabilities, and off-balance sheet instruments. These items are then combined with repricing estimations for administered rate (interest-bearing demand deposits, savings, and money market accounts) and non-rate related products (demand deposit accounts, other assets, and other liabilities) to create a baseline repricing balance sheet. In addition to the contractual information, residential mortgage whole loan products and mortgage-backed securities are adjusted based on industry estimates of prepayment speeds that capture the expected prepayment of principal above the contractual amount based on how far away the contractual coupon is from market coupon rates.
The following table represents the Corporation’s consolidated static gap position as of December 31, 2004.
TABLE 20: Interest Rate Sensitivity Analysis

	December 31, 2004

	Interest Sensitivity Period
				Total Within
	0-90 Days	91-180 Days	181-365 Days	1 Year	Over 1 Year	Total

	($ in Thousands)
Earning assets:
Loans held for sale	$64,964	$—	$—	$64,964	$—	$64,964
Investment securities, at fair value	619,348	300,309	594,211	1,513,868	3,301,476	4,815,344
Loans	7,732,006	563,394	2,124,700	10,420,100	3,461,787	13,881,887
Interest rate swaps	305,881	(5,201)	(13,235)	287,445	(287,445)	—
Other earning assets	68,761	—	—	68,761	—	68,761

Total earning assets	$8,790,960	$858,502	$2,705,676	$12,355,138	$6,475,818	$18,830,956

Interest-bearing liabilities:
Interest-bearing deposits(1)(2)	$1,779,534	$1,566,301	$2,493,044	$5,838,879	$6,585,801	$12,424,680
Other interest-bearing liabilities(2)	4,250,399	231,729	289,690	4,771,818	1,120,997	5,892,815
Interest rate swaps(3)	175,000	—	—	175,000	(175,000)	—

Total interest-bearing liabilities	$6,204,933	$1,798,030	$2,782,734	$10,785,697	$7,531,798	$18,317,495

Interest sensitivity gap	$2,586,027	$(939,528)	$(77,058)	$1,569,441	$(1,055,980)	$513,461
Cumulative interest sensitivity gap	$2,586,027	$1,646,499	$1,569,441
12 Month cumulative gap as a percentage of earning assets at December 31, 2004	13.7%	8.7%	8.3%

(1)	The interest rate sensitivity assumptions for demand deposits, savings accounts, money market accounts, and interest-bearing demand deposit accounts are based on current and historical experiences regarding portfolio retention and interest rate repricing behavior. Based on these experiences, a portion of these balances is considered to be long-term and fairly stable and is, therefore, included in the “Over 1 Year” category.

(2)	For analysis purposes, Brokered CDs of $362 million have been included with other interest-bearing liabilities and excluded from interest-bearing deposits.

(3)	Interest rate swaps on funding are presented on a net basis.
The static gap analysis in Table 20 provides a representation of the Corporation’s earnings sensitivity to changes in interest rates. It is a static indicator that does not reflect various repricing characteristics and may not necessarily indicate the sensitivity of net interest income in a changing interest rate environment. As of December 31, 2004, the 12-month cumulative gap results were within the Corporation’s interest rate risk policy.
At the end of 2003, the Corporation’s balance sheet was asset sensitive to interest rate movements. (Asset sensitive means that assets will reprice faster than liabilities. In a rising rate environment, an asset sensitive bank will generally benefit.) During 2004, the Corporation remained asset sensitive as a result of issuing long-term funding, growth in demand deposits, and shortening of the mortgage portfolio and investment portfolio due to faster prepayment experience. However, the flattening of the yield curve and competitive pricing pressures substantially offset the benefits to net interest income from the interest rate increases that occurred during the second half of 2004. For 2005, the Corporation is positioned to benefit from rising rates, assuming anticipated increases by the Federal Reserve and a steepening of the yield curve. See also section “Net Interest Income.”
Interest rate risk of embedded positions (including prepayment and early withdrawal options, lagged interest rate changes, administered interest rate products, and cap and floor options within products) require a more dynamic measuring tool to capture earnings risk. Earnings simulation and economic value of equity are used to more completely assess interest rate risk.
Simulation of earnings: Along with the static gap analysis, determining the sensitivity of short-term future earnings to a hypothetical plus or minus 100 bp and 200 bp parallel rate shock can be accomplished through the use of simulation modeling. In addition to the assumptions used to create the static gap, simulation of earnings includes the modeling of the balance sheet as an ongoing entity. Future business assumptions involving administered rate products, prepayments for future rate-sensitive balances, and the reinvestment of maturing assets and liabilities are included. These items are then modeled to project net interest income based on a hypothetical change in interest rates. The resulting net interest income for the next 12-month period is compared to the net interest income amount calculated using flat rates. This difference represents the Corporation’s earnings sensitivity to a plus or minus 100 bp parallel rate shock.
The resulting simulations for December 31, 2004, projected that net interest income would increase by approximately 1.2% of budgeted net interest income if rates rose by a 100 bp shock, and projected that the net interest income would decrease by approximately 2.6% if rates fell by a 100 bp shock. At December 31, 2003, the 100 bp shock up was projected to increase budgeted net interest income by approximately 1.7%, and the 100 bp shock down was projected to decrease budgeted net interest income by approximately 1.1%. As of December 31, 2004, the simulation of earnings results was within the Corporation’s interest rate risk policy.
Economic value of equity: Economic value of equity is another tool used to measure the impact of interest rates on the present value of assets, liabilities, and off-balance sheet financial instruments. This measurement is a longer-term analysis of interest rate risk as it evaluates every cash flow produced by the current balance sheet.
These results are based solely on immediate and sustained parallel changes in market rates and do not reflect the earnings sensitivity that may arise from other factors. These factors may include changes in the shape of the yield curve, the change in spread between key market rates, or accounting recognition of the impairment of certain intangibles. The above results are also considered to be conservative estimates due to the fact that no management action to mitigate potential income variances is included within the simulation process. This action could include, but would not be limited to, delaying an increase in deposit rates, extending liabilities, using financial derivative products to hedge interest rate risk, changing the pricing characteristics of loans, or changing the growth rate of certain assets and liabilities.
The projected changes for earnings simulation and economic value of equity for both 2004 and 2003 were within the Corporation’s interest rate risk policy.
The Corporation uses interest rate derivative financial instruments as an asset/liability management tool to hedge mismatches in interest rate exposure indicated by the net interest income simulation described above. They are used to modify the Corporation’s exposures to interest rate fluctuations and provide more stable spreads between loan yields and the rate on their funding sources. Derivative financial instruments are also discussed in Note 14, “Derivative and Hedging Activities,” of the notes to consolidated financial statements.
In 2004, the Corporation entered into $58 million in notional amounts of new interest rate swaps to reduce interest rate risk. Interest rate swaps involve the exchange of fixed- and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. Not included in the table below were customer swaps and caps with a notional amount of $118.0 million as of December 31, 2004, for which the Corporation has mirror swaps and caps. The change in fair value of these customer swaps and caps is recorded in earnings. The net impact of these swaps and caps for 2004 was immaterial.

Table 21:	Interest Rate Swap Hedging Portfolio Notional Balances and Yield by Maturity Date at December 31, 2004

		Weighted Average	Weighted Average
Maturity	Notional Amount	Rate Received	Rate Paid

	($ in Thousands)
Less than 1 year	$33,552	4.60%	6.40%
1 - 5 years	217,698	4.55	6.26
5 - 10 years	457,890	4.46	4.80
Over 10 years	186,857	7.39	3.68

	$895,997	5.10%	4.98%

To hedge against rising interest rates, the Corporation may use interest rate caps. Counterparties to these interest cap agreements pay the Corporation based on the notional amount and the difference between current rates and strike rates. At December 31, 2004, there were $200 million of interest rate caps outstanding, which have a six-month LIBOR strike of 4.72%. To hedge against falling interest rates, the Corporation may use interest rate floors. Like caps, counterparties to interest rate floor agreements pay the Corporation based on the notional amount and the difference between current rates and strike rates. There were no floors outstanding at December 31, 2004.
Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities
Through the normal course of operations, the Corporation has entered into certain contractual obligations and other commitments, including but not limited to those most usually related to funding of operations through deposits or debt, commitments to extend credit, derivative contracts to assist management of interest rate exposure, and to a lesser degree leases for premises and equipment. Table 22 summarizes significant contractual obligations and other commitments at December 31, 2004, at those amounts contractually due to the recipient, not including any interest, unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.
Table 22: Contractual Obligations and Other Commitments

	Note	One Year	One to	Three to	Over Five
	Reference	or Less	Three Years	Five Years	Years	Total

	($ in Thousands)
Time deposits	7	$2,819,989	$1,226,389	$209,174	$121,366	$4,376,918
Short-term borrowings	8	2,926,716	—	—	—	2,926,716
Long-term funding	9	374,111	1,671,866	115,948	431,239	2,593,164
Operating leases	6	11,155	19,729	13,296	22,558	66,738
Commitments to extend credit	13	3,436,354	620,125	322,453	57,927	4,436,859

Total		$9,568,325	$3,538,109	$660,871	$633,090	$14,400,395

The Corporation also has obligations under its retirement plans as described in Note 11, “Retirement Plans,” of the notes to consolidated financial statements.
The Corporation may have a variety of financial transactions that, under generally accepted accounting principles, are either not recorded on the balance sheet or are recorded on the balance sheet in amounts that differ from the full contract or notional amounts.
The Corporation’s derivative contracts, under which the Corporation is required to either receive cash from or pay cash to counterparties depending on changes in interest rates applied to notional amounts, are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of the contracts changes daily as market interest rates change. Because neither the derivative assets and liabilities, nor their notional amounts, do not represent the amounts that may ultimately be paid under these contracts, they are not included in the Table 22. For further information and discussion of derivative contracts, see section “Interest Rate Risk,” and Table 21, and Note 1, “Summary of Significant Accounting Policies,” and Note 14, “Derivative and Hedging Activities,” of the notes to consolidated financial statements.
The Corporation does not have significant off-balance sheet arrangements such as the use of special-purpose entities or securitization trusts. Related to the $125.9 million commitments to originate residential mortgage loans in Table 22, the Corporation had outstanding forward commitments to sell $148.6 million of loans to various investors as of December 31, 2004, both of which are derivatives (see Note 14, “Derivative and Hedging Activities,” of the notes to consolidated financial statements). Residential mortgage loans sold to others are sold on a nonrecourse basis, though First Federal retained the credit risk on the underlying loans it sold to the Federal Home Loan Bank (“FHLB”), prior to its acquisition by the Corporation, in exchange for a monthly credit enhancement fee. At December 31, 2004, there were $2.4 billion of such loans with credit risk recourse, upon which there have been negligible historical losses. The Corporation also has standby letters of credit (guarantees for payment to third parties of specified amounts if customers fail to pay, carried on-balance sheet at an estimate of their fair value) of $409.2 million, and commercial letters of credit (off-balance sheet commitments generally authorizing a third party to draw drafts on us up to a stated amount and typically having underlying goods shipments as collateral) of $22.8 million at December 31, 2004. Since most of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. See section, “Liquidity.” See also Note 13, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements for further information.
Capital
On April 28, 2004, the Board of Directors declared a 3-for-2 stock split, effected in the form of a stock dividend, payable May 12 to shareholders of record at the close of business on May 7. All share and per share data in the accompanying consolidated financial statements has been adjusted to reflect the effect of this stock split. As a result of the stock split, the Corporation distributed approximately 37 million shares of common stock. Any fractional shares resulting from the dividend were paid in cash.
Stockholders’ equity at December 31, 2004, increased $669 million to $2.0 billion, or $15.55 per share compared with $12.26 per share at the end of 2003. Book value per share increased at year-end 2004, primarily due to recording the shares issued in the First Federal transaction at market value, as prescribed by the purchase accounting method. Stockholders’ equity is also described in Note 10, “Stockholders’ Equity,” of the notes to consolidated financial statements.
The increase in stockholders’ equity for 2004 was primarily composed of the issuance of common stock in connection with the First Federal acquisition, the retention of earnings, and the exercise of stock options, with offsetting decreases to stockholders’ equity from the payment of cash dividends and the repurchase of common stock. Additionally, stockholders’ equity at year-end 2004 included $41.2 million of accumulated other comprehensive income versus $52.1 million at December 31, 2003. The decrease in accumulated other comprehensive income was predominantly related to a lower level of unrealized gains on securities available for sale, net of lower unrealized losses on cash flow hedges and the related tax effect. Stockholders’ equity to assets at December 31, 2004 was 9.83%, compared to 8.84% at the end of 2003.

TABLE 23: Capital

	At December 31,

	2004	2003	2002

	(In Thousands, except per share data)
Total stockholders’ equity	$2,017,419	$1,348,427	$1,272,183
Tier 1 capital	1,420,386	1,221,647	1,165,481
Total capital	1,817,016	1,572,770	1,513,424
Market capitalization	4,312,257	3,137,330	2,521,480

Book value per common share	$15.55	$12.26	$11.42
Cash dividends per common share	0.9767	0.8867	0.8079
Stock price at end of period	33.23	28.53	22.63
Low closing price for the period	27.09	21.43	18.13
High closing price for the period	34.85	28.75	25.50

Total equity / assets	9.83%	8.84%	8.46%
Tier 1 leverage ratio	7.79	8.37	7.94
Tier 1 risk-based capital ratio	9.64	10.86	10.52
Total risk-based capital ratio	12.33	13.99	13.66

Shares outstanding (period end)	129,770	109,966	111,422
Basic shares outstanding (average)	113,532	110,617	112,027
Diluted shares outstanding (average)	115,025	111,761	113,240

Cash dividends paid in 2004 were $0.9767 per share, compared with $0.8867 per share in 2003, an increase of 10.1%. Cash dividends per share have increased at an 8.9% compounded rate during the past five years.
The adequacy of the Corporation’s capital is regularly reviewed to ensure that sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic condition in markets served, and strength of management.
The Corporation and its bank and thrift subsidiaries continue to have a strong capital base. As of December 31, 2004, the Tier 1 risk-based capital ratios, total risk-based capital (Tier 1 and Tier 2) ratios, and Tier 1 leverage ratios for the Corporation and its bank and thrift subsidiaries were in excess of regulatory minimum requirements and above well capitalized requirements for its bank subsidiaries. It is management’s intent to exceed the minimum requisite capital levels. Capital ratios for the Corporation and its significant subsidiaries are included in Note 17, “Regulatory Matters,” of the notes to consolidated financial statements.
The Board of Directors has authorized management to repurchase shares of the Corporation’s common stock each quarter in the market, to be made available for issuance in connection with the Corporation’s employee incentive plans and for other corporate purposes. For the Corporation’s employee incentive plans, the Board of Directors authorized the repurchase of up to 3.0 million shares (750,000 shares per quarter) in 2004 and up to 2.4 million shares (600,000 shares per quarter) in 2003. Of these authorizations, approximately 1.1 million shares were repurchased for $33.7 million during 2004 at an average cost of $30.45 per share (with approximately 1.0 million shares reissued in connection with stock options exercised), while none were repurchased during 2003 (with approximately 1.6 million shares reissued in connection with stock options exercised). Additionally, under two separate actions in 2000 and one action in 2003, the Board of Directors authorized the repurchase and cancellation of the Corporation’s outstanding shares, not to exceed approximately 16.5 million shares on a combined basis. Under these authorizations, approximately 3.1 million shares were repurchased for $74.5 million during 2003 at an average cost of $24.11 per share, while none were repurchased during 2004. At December 31, 2004, approximately 5.6 million shares remain authorized to repurchase. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities.

Shares repurchased and not retired are held as treasury stock and, accordingly, are accounted for as a reduction of stockholders’ equity.
Management believes that a strong capital position is necessary to take advantage of opportunities for profitable geographic and product expansion, and to provide depositor and investor confidence. Management actively reviews capital strategies for the Corporation and each of its subsidiaries in light of perceived business risks, future growth opportunities, industry standards, and regulatory requirements. It is management’s intent to maintain an optimal capital and leverage mix for growth and for shareholder return.
Fourth Quarter 2004 Results
Net income for fourth quarter 2004 was $70.9 million, $15.3 million (27.4%) higher than the $55.6 million earned in the fourth quarter of 2003, in part due to the inclusion of the Jabas and First Federal acquisitions in fourth quarter 2004 results. Basic and diluted earnings per share for fourth quarter 2004 were both $0.57, compared to $0.51 and $0.50, respectively, for fourth quarter 2003. See Table 24 for selected quarterly information.
Net interest income for fourth quarter 2004 was $158.5 million, $31.3 million higher than fourth quarter 2003. Taxable equivalent net interest income for fourth quarter 2004 was $164.8 million, $31.4 million higher than $133.4 million for fourth quarter 2003. Volume variances (from both the First Federal acquisition and organic growth) were favorable, adding $32.9 million to taxable equivalent net interest income, while rate variances were unfavorable by $1.5 million (with increased rates favorable on earning assets adding $3.4 million to taxable equivalent net interest income, but unfavorable on interest-bearing liabilities costing $4.9 million more). The Corporation continues to be positioned to benefit from rising rates, though the flattening of the yield curve and competitive pressures substantially offset benefits to taxable equivalent net interest income from the interest rate increases that occurred in 2004.
Average earning assets increased to $17.4 billion, up $3.6 billion, including a $2.5 billion increase in average loans and a $1.1 billion increase in average securities and short-term investments between the fourth quarter periods. With the increase in securities, loans as a percentage of average earning assets declined to 73.7% (compared to 74.9% for fourth quarter 2003). Average interest-bearing liabilities increased to $14.8 billion, up $3.1 billion, including a $1.5 billion increase in average interest-bearing deposits and a $1.6 billion increase in wholesale funding. Average net free funds increased $0.5 billion, funding the remaining earning asset growth. With the modest increase in deposits and strong earning asset growth, wholesale funds as a percentage of average interest-bearing liabilities grew to 36.0% (compared to 32.1% for fourth quarter 2003).
To better understand the impact of acquiring First Federal, taxable equivalent net interest income for fourth quarter 2004 excluding First Federal was approximately $143 million, or $10 million (7%) higher than the comparable quarter in 2003. Average earning assets excluding First Federal grew approximately $1.3 billion (10%), with loans increasing $0.7 billion (6%) and securities and short-term investments increasing $0.6 billion (18%), as the Corporation employed leveraging in early 2004 to increase overall earning assets. Total average deposits excluding First Federal grew approximately $0.2 billion (2%) over the comparable quarter in 2003, funding 28% of the loan growth. The remainder of the growth in earning assets was funded predominantly by wholesale borrowings (up approximately $1.1 billion).
The Federal Reserve raised rates by 25 bp five times since mid-year 2004, resulting in an average Federal funds rate for fourth quarter 2004 of 1.94%, 94 bp higher than fourth quarter 2003. For fourth quarter 2004, the net interest margin was 3.74%, down 7 bp compared to fourth quarter 2003, the net result of an 8 bp lower interest rate spread and a 1 bp higher contribution from net free funds. The yield on earning assets for fourth quarter 2004 was 5.31% or 9 bp higher than fourth quarter 2003, primarily attributable to higher loan yields (up 29 bp) though offset partly by lower securities yields (down 48 bp, particularly impacted by the flatter yield curve during 2004). The rate on interest-bearing liabilities was up 17 bp, with the cost of funds repricing upward in the rising rate environment. Interest-bearing deposits cost 8 bp more, and wholesale funding cost 26 bp more than the comparable quarter of 2003, comprised of short-term borrowings up 80 bp and long-term funding down 8 bp between comparable fourth quarter periods.

The provision for loan losses was $3.6 million for fourth quarter 2004 compared to $9.6 million for fourth quarter 2003, reflecting year-over-year improvement in asset quality. Net charge offs declined to $3.6 million (0.11% of average loans), compared to $8.2 million (0.31% of average loans) for fourth quarter 2003. Nonperforming loans to total loans improved to 0.83% at December 31, 2004, compared to 1.18% a year earlier. The allowance for loan losses at December 31, 2004, represented 1.37% of total loans (influenced by the acquisition of the First Federal thrift balance sheet) and covered 165% of nonperforming loans. At December 31, 2003, the allowance for loan losses represented 1.73% of total loans and covered 146% of nonperforming loans. See sections, “Loans,” “Allowance for Loan Losses,” and “Nonperforming Loans, Potential Problem Loans, and Other Real Estate Owned” for additional discussion.
Noninterest income in fourth quarter 2004 was $59.0 million (up $7.3 million or 14.1% over fourth quarter 2003), which included the 2004 acquisitions of Jabas and First Federal. Primary increases were seen in retail commissions (up $4.7 million), service charges on deposits (up $4.2 million), and credit card and other nondeposit fees (up $2.5 million), while primary decreases occurred in net mortgage banking income (down $3.0 million) and BOLI income (down $0.9 million). Retail commission income benefited from both the acquisitions and organic growth, with insurance commissions up $3.8 million and fixed annuities income up $0.7 million. Both service charges on deposits and credit card and other nondeposit fees benefited from the additional First Federal account volumes, as well as from mid-2004 fee increases related to deposit service charges and nonsufficient funds, increased pricing on nondeposit retail and commercial service charges, and higher insurance-related advisory fees. Gross mortgage banking income was up $2.6 million, with $2.0 million higher servicing fees (particularly given the addition of First Federal’s $3.5 billion servicing portfolio), and $0.6 million increased gains on sale and other income. Mortgage servicing rights expense, however, rose $5.6 million, with $1.1 million more base amortization on the larger mortgage servicing rights asset, and an addition to the valuation reserve in fourth quarter 2004 of $1.0 million versus a recovery to the valuation reserve in fourth quarter 2003 of $3.5 million. Thus, net mortgage banking income was down $3.0 million between fourth quarter periods. BOLI income was down due to the 2004 mid-year repricing of a large investment of BOLI.
Noninterest expense for fourth quarter 2004 was $110.0 million (up $16.6 million or 17.8% over fourth quarter 2003), which reflects the inclusion of the 2004 acquisitions of Jabas and First Federal. Personnel expense was up $10.8 million and all remaining noninterest expenses increased $5.8 million collectively. To isolate the impact of First Federal, personnel expense excluding First Federal was unchanged between comparable quarters and all other noninterest expenses excluding First Federal were down $1.9 million (2%), particularly given controlled discretionary spending efforts of the Corporation during 2004. Income tax expense was up $12.8 million between the fourth quarters, with approximately $7.5 million due to higher net income before taxes and approximately $5.3 million due to a higher effective tax rate. The effective tax rate rose to 31.8% for fourth quarter 2004 from 26.7% for fourth quarter 2003, resulting from the acquisitions in 2004 of Jabas and First Federal.

TABLE 24: Selected Quarterly Financial Data
The following is selected financial data summarizing the results of operations for each quarter in the years ended December 31, 2004 and 2003:

	2004 Quarter Ended

	December 31	September 30	June 30	March 31

	(In Thousands, except per share data)
Interest income	$227,550	$184,475	$178,551	$176,546
Interest expense	69,093	51,259	46,672	47,471

Net interest income	158,457	133,216	131,879	129,075
Provision for loan losses	3,603	—	5,889	5,176
Investment securities gains (losses), net	(719)	(6)	(569)	1,931
Income before income tax expense	103,923	91,344	91,869	83,201
Net income	70,854	63,367	64,506	59,559

Basic net income per share	$0.57	$0.58	$0.59	$0.54
Diluted net income per share	0.57	0.57	0.58	0.53
Basic weighted average shares	123,509	110,137	110,116	110,294
Diluted weighted average shares	125,296	111,699	111,520	111,830

	2003 Quarter Ended

	December 31	September 30	June 30	March 31

	(In Thousands, except per share data)
Interest income	$176,458	$181,819	$183,704	$185,383
Interest expense	49,321	52,843	56,509	57,929

Net interest income	127,137	128,976	127,195	127,454
Provision for loan losses	9,603	12,118	12,132	12,960
Investment securities gains (losses), net	—	1	1,027	(326)
Income before income tax expense	75,891	82,975	81,304	81,546
Net income	55,609	58,386	56,669	57,993

Basic net income per share	$0.51	$0.53	$0.51	$0.52
Diluted net income per share	0.50	0.52	0.51	0.52
Basic weighted average shares	109,965	110,209	110,938	111,378
Diluted weighted average shares	111,499	111,485	112,025	112,461
2003 Compared to 2002
The Corporation recorded net income of $228.7 million for the year ended December 31, 2003, an increase of $18.0 million or 8.5% over the $210.7 million earned in 2002. Basic earnings per share for 2003 were $2.07, compared to 2002 basic earnings per share of $1.88. Earnings per diluted share were $2.05, a 10.2% increase over 2002 diluted earnings per share of $1.86. Return on average assets and return on average equity for 2003 were 1.53% and 17.58%, respectively, compared to 1.47% and 17.10%, respectively, for 2002. Cash dividends of $0.89 per share paid in 2003 increased by 9.9% over 2002. Table 1 shows additional selected financial data of 2003 compared to 2002. Key factors behind 2003 results compared to 2002 are discussed below.
Net interest income in the consolidated income statements (which excludes the taxable equivalent adjustment) was $510.8 million for 2003, compared to $501.3 million in 2002. Taxable equivalent net interest income was $535.7 million for 2003, $10.3 million or 2.0% higher than 2002. The increase in taxable equivalent net interest income was a function of higher volumes of earning assets, offset by unfavorable interest rate changes. As shown in the rate/volume analysis in Table 3, volume changes added $21.6 million to taxable equivalent net interest income (with growth and composition of earning assets adding $31.3 million, net of interest-bearing liability changes costing an additional $9.7 million), while rate changes resulted in an $11.3 million decrease to net interest income (with rate changes on earning assets reducing interest income by $95.2 million, but lowering interest expense cost of interest-bearing liabilities by $83.9 million).

As shown in Table 2, average earning assets increased $652 million (4.9%) to $13.9 billion for 2003 compared to 2002, with loans accounting for the majority of the growth (increasing $620 million, or 6.2%). Average interest-bearing liabilities increased $459 million (4.0%) to $11.9 billion for 2003, while net free funds increased $194 million, both supporting the growth in earning assets. Average noninterest-bearing demand deposits (a component of net free funds) increased by $180 million (12.0%), while interest-bearing deposits grew $207 million (2.8%). Wholesale funding sources increased $251 million, and the Corporation continued its shift toward longer-term funding given the continued low interest rate environment, bringing its average long-term funding to 17.7% of average interest-bearing liabilities for 2003 (compared to 14.7% for 2002).
Net interest income and net interest margin were impacted in 2003 by the sustained low interest rate environment, competitive pricing pressures, higher earning asset balances, and total deposit growth. Interest rates were generally stable and historically low during both 2003 and 2002. Comparatively, the Federal funds rate at December 31, 2003, was at a 45-year low of 1.00%, 25 bp lower than at December 31, 2002, while the average Federal funds rate for 2003 was 55 bp lower than the average for 2002 (see Table 4).
As shown in Table 2, the net interest margin for 2003 was 3.84%, compared to 3.95% in 2002. The 11 bp decrease in net interest margin was attributable to a 3 bp decrease in interest rate spread (the net of a 75 bp decrease in the yield on earning assets, substantially offset by a 72 bp lower cost of interest-bearing liabilities), and an 8 bp lower contribution from net free funds (impacted by the lower 2003 rate environment). The yield on average earning assets fell 75 bp to 5.39%, driven primarily by an 81 bp decline in the loan yield to 5.46% for 2003 compared to 2002. Competitive pricing on new and refinanced loans and the repricing of variable rate loans in the lower interest rate environment put downward pressure on loan yields in 2003. The cost of interest-bearing liabilities decreased 72 bp to 1.83%, aided by the lower rate environment. The average cost of interest-bearing deposits was down 66 bp from 2002, benefiting from a larger mix of lower-costing transaction accounts, as well as lower rates on deposit products in general. The cost of wholesale funds decreased 85 bp, favorably impacted by lower rates year-over-year and the maturity of higher-rate wholesale funds during the year.
Total loans were $10.3 billion at December 31, 2003, relatively unchanged from year-end 2002. The Corporation’s loan mix changed during 2003 (see Table 8). Commercial loan balances grew $188 million (3.0%) and represented 63% of total loans at December 31, 2003, versus 61% at year-end 2002. Residential mortgage loans decreased $246 million, strongly influenced by high refinance activity. Home equity (an area of emphasis for 2003 and an attractive product to consumers given the low rate environment) and installment loans combined grew $46 million. Total deposits were $9.8 billion at December 31, 2003, an increase of $668 million or 7.3% from year-end 2002, particularly in lower-costing transaction deposits. This growth reflects a number of strategic initiatives to grow the deposit base, as well as customer preference to keep funds more liquid in this prolonged low interest rate environment.
Asset quality was affected by the impact of challenging economic conditions on customers, and asset quality administration was active during 2003 with early identification of potential problems and progress on several larger problem credits. Net charge offs were $31.7 million, an increase of $3.4 million over 2002, with the majority of the increase attributable to charge offs in the commercial loan portfolio. Net charge offs were 0.30% of average loans compared to 0.28% in 2002. The provision for loan losses decreased to $46.8 million compared to $50.7 million in 2002. The ratio of allowance for loan losses to loans was 1.73% and 1.58% at December 31, 2003 and 2002, respectively. Nonperforming loans were $121.5 million, representing 1.18% of total loans at year-end 2003, higher than historic levels, compared to $99.3 million or 0.96% of total loans at year-end 2002. See sections “Allowance for Loan Losses” and “Nonperforming Loans, Potential Problem Loans, and Other Real Estate Owned” for additional discussions of 2003 compared to 2002.
As shown in Table 6, noninterest income was $216.9 million for 2003, $31.5 million or 17.0% higher than 2002, led by strong results in mortgage banking and retail commissions. During 2003, interest rates reached record lows, resulting in an unprecedented volume of mortgage loan originations and refinances and resultant loan sales. As a result, net mortgage banking income was $53.5 million for 2003, up $17.5 million (48.8%) over 2002. Retail commissions were $25.6 million, up $7.3 million (40.0%) over 2002, primarily attributable to the CFG insurance agency acquisition in April 2003 (see section “Business Combinations”). Service charges on deposits of $50.3 million (up $4.3 million or 9.3%) and trust service fees of $29.6 million (up $1.7 million or 6.1%), both benefited from increased business volumes and fee increases during 2003. Credit card and nondeposit fees of $23.7 million for 2003 were down $3.8 million from 2002, primarily due to lower merchant fees given the merchant processing sale and services agreement consummated in March 2003. Other income was $18.2 million for 2003, which included a non-recurring $1.5 million gain on the sale of out-of-market credit card accounts and $3.4 million gain recognized in connection with the aforementioned credit card merchant processing sale and services agreement. Other income was $15.6 million for 2002, which included a $0.5 million gain on sale of stock in a regional ATM network. Asset sale gains for 2003 were $1.6 million, including a $1.3 million net premium on the sales of $17 million in deposits from two branches and a $0.4 million net gain on the sale of other real estate owned properties. Asset sale gains for 2002 were $0.7 million. Investment securities net gains for 2003 were $0.7 million, attributable to a $1.0 million gain on the sale of Sallie Mae stock, partially offset by a $0.3 million other-than-temporary write down on a CMO security. The 2002 investment securities net losses of $0.4 million included a $0.8 million other-than-temporary write down on the same CMO security.
As shown in Table 7, noninterest expense was $359.1 million, up $19.5 million or 5.8% over 2002, due principally to personnel expense. Personnel expense was $208.0 million for 2003, up $19.0 million or 10.0%, primarily due to the timing of acquisitions, increased severance, increased cost of premium-based benefits, and merit increases between the years. All other nonpersonnel categories combined were $151.1 million, relatively unchanged (up $0.6 million) from 2002, despite the increased operating base from acquisitions. The efficiency ratio was 47.86% for 2003 and 47.80% for 2002.
Income tax expense increased to $93.1 million, up $7.5 million from 2002. The increase was primarily attributable to higher net income before tax as the effective tax rate was unchanged at 28.9%.
Subsequent Event
On January 26, 2005, the Board of Directors declared a $0.25 per share dividend payable on February 15, 2005, to shareholders of record as of February 7, 2005.
Future Accounting Pronouncements
Note 1, “Summary of Significant Accounting Policies,” of the notes to consolidated financial statements discusses new accounting policies adopted by the Corporation during 2004 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects the Corporation’s financial condition, results of operations, or liquidity, the impacts are discussed in the applicable sections of this financial review and the notes to consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information required by this item is set forth in Item 7 under the captions “Quantitative and Qualitative Disclosures About Market Risk” and “Interest Rate Risk.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ASSOCIATED BANC-CORP
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In Thousands,
	except share data)
ASSETS
Cash and due from banks	$389,311	$389,140
Interest-bearing deposits in other financial institutions	13,321	7,434
Federal funds sold and securities purchased under agreements to resell	55,440	3,290
Investment securities available for sale, at fair value	4,815,344	3,773,784
Loans held for sale	64,964	104,336
Loans	13,881,887	10,291,810
Allowance for loan losses	(189,762)	(177,622)

Loans, net	13,692,125	10,114,188
Premises and equipment	184,944	131,315
Goodwill	679,993	224,388
Other intangible assets	119,440	63,509
Other assets	505,254	436,510

Total assets	$20,520,136	$15,247,894

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$2,347,611	$1,814,446
Interest-bearing deposits, excluding Brokered certificates of deposit	10,077,069	7,813,267
Brokered certificates of deposit	361,559	165,130

Total deposits	12,786,239	9,792,843
Short-term borrowings	2,926,716	1,928,876
Long-term funding	2,604,540	2,034,160
Accrued expenses and other liabilities	185,222	143,588

Total liabilities	18,502,717	13,899,467

Stockholders’ equity
Preferred stock (Par value $1.00 per share, authorized 750,000 shares, no shares issued)	—	—
Common stock (Par value $0.01 per share, authorized 250,000,000 shares, issued 130,042,415, and 110,163,832 shares at December 31, 2004 and 2003, respectively)	1,300	734
Surplus	1,127,205	575,975
Retained earnings	858,847	724,356
Accumulated other comprehensive income	41,205	52,089
Deferred compensation	(2,122)	(1,981)
Treasury stock, at cost (272,355 shares in 2004 and 122,863 shares in 2003)	(9,016)	(2,746)

Total stockholders’ equity	2,017,419	1,348,427

Total liabilities and stockholders’ equity	$20,520,136	$15,247,894

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,

	2004	2003	2002

	(In Thousands, except
	per share data)
INTEREST INCOME
Interest and fees on loans	$594,702	$578,816	$626,378
Interest and dividends on investment securities and deposits with other financial institutions:
Taxable	131,020	108,624	125,568
Tax-exempt	40,804	39,761	39,771
Interest on federal funds sold and securities purchased under agreements to resell	596	163	389

Total interest income	767,122	727,364	792,106

INTEREST EXPENSE
Interest on deposits	118,236	123,122	169,021
Interest on short-term borrowings	38,940	29,156	51,372
Interest on long-term funding	57,319	64,324	70,447

Total interest expense	214,495	216,602	290,840

NET INTEREST INCOME	552,627	510,762	501,266
Provision for loan losses	14,668	46,813	50,699

Net interest income after provision for loan losses	537,959	463,949	450,567

NONINTEREST INCOME
Trust service fees	31,791	29,577	27,875
Service charges on deposit accounts	56,153	50,346	46,059
Mortgage banking, net	20,331	53,484	35,942
Credit card and other nondeposit fees	26,181	23,669	27,492
Retail commissions	47,171	25,571	18,264
Bank owned life insurance income	13,101	13,790	13,841
Asset sale gains, net	1,181	1,569	657
Investment securities gains (losses), net	637	702	(427)
Other	13,701	18,174	15,644

Total noninterest income	210,247	216,882	185,347

NONINTEREST EXPENSE
Personnel expense	224,548	208,040	189,066
Occupancy	29,572	28,077	26,049
Equipment	12,754	12,818	14,835
Data processing	23,632	23,273	21,024
Business development and advertising	14,975	15,194	13,812
Stationery and supplies	5,436	6,705	7,044
Intangible amortization expense	4,350	2,961	2,283
Loan expense	6,536	7,550	14,555
Other	56,066	54,497	50,920

Total noninterest expense	377,869	359,115	339,588

Income before income taxes	370,337	321,716	296,326
Income tax expense	112,051	93,059	85,607

Net income	$258,286	$228,657	$210,719

Earnings per share:
Basic	$2.28	$2.07	$1.88
Diluted	$2.25	$2.05	$1.86
Average shares outstanding:
Basic	113,532	110,617	112,027
Diluted	115,025	111,761	113,240

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock				Other
				Retained	Comprehensive	Deferred	Treasury
	Shares	Amount	Surplus	Earnings	Income	Compensation	Stock	Total

	(In Thousands, except per share data)
Balance, December 31, 2001	66,174	$662	$289,751	$760,031	$47,176	$—	$(27,204)	$1,070,416
Comprehensive income:
Net income	—	—	—	210,719	—	—	—	210,719
Net unrealized loss on derivative instruments arising during the year, net of taxes of $13.3 million	—	—	—	—	(19,834)	—	—	(19,834)
Add: reclassification adjustment to interest expense for interest differential, net of taxes of $5.4 million	—	—	—	—	8,027	—	—	8,027
Change in minimum pension obligation, net of taxes of $4.7 million	—	—	—	—	(7,024)	—	—	(7,024)
Net unrealized holding gains on available for sale securities arising during the year, net of taxes of $18.1 million	—	—	—	—	31,712	—	—	31,712
Add: reclassification adjustment for net losses on available for sale securities realized in net income, net of taxes of $0.2 million	—	—	—	—	256	—	—	256

Comprehensive income								223,856

Cash dividends, $0.8079 per share	—	—	—	(90,166)	—	—	—	(90,166)
Common stock issued:
Business combinations	3,690	37	133,892	—	—	—	—	133,929
Incentive stock options	—	—	—	(14,000)	—	—	30,564	16,564
10% stock dividend	6,975	70	258,570	(258,640)	—	—	—	—
Purchase and retirement of treasury stock	(1,336)	(14)	(44,032)	—	—	—	—	(44,046)
Purchase of treasury stock	—	—	—	—	—	—	(44,145)	(44,145)
Tax benefits of stock options	—	—	5,775	—	—	—	—	5,775

Balance, December 31, 2002	75,503	$755	$643,956	$607,944	$60,313	$—	$(40,785)	$1,272,183

Comprehensive income:
Net income	—	—	—	228,657	—	—	—	228,657
Net unrealized loss on derivative instruments arising during the year, net of taxes of $1.7 million	—	—	—	—	(2,612)	—	—	(2,612)
Add: reclassification adjustment to interest expense for interest differential, net of taxes of $3.1 million	—	—	—	—	4,603	—	—	4,603
Change in minimum pension obligation, net of taxes of $6.2 million	—	—	—	—	9,252	—	—	9,252
Net unrealized holding losses on available for sale securities arising during the year, net of taxes of $11.8 million	—	—	—	—	(19,018)	—	—	(19,018)
Less: reclassification adjustment for net gains on available for sale securities realized in net income, net of taxes of $0.3 million	—	—	—	—	(449)	—	—	(449)

Comprehensive income								220,433

Cash dividends, $0.8867 per share	—	—	—	(98,169)	—	—	—	(98,169)
Common stock issued:
Incentive stock options	—	—	—	(14,076)	—	—	38,907	24,831
Purchase and retirement of treasury stock	(2,061)	(21)	(74,512)	—	—	—	—	(74,533)
Purchase of treasury stock	—	—	—	—	—	—	(868)	(868)
Restricted stock awards granted, net of amortization	—	—	313	—	—	(1,981)	—	(1,668)
Tax benefits of stock options	—	—	6,218	—	—	—	—	6,218

Balance, December 31, 2003	73,442	$734	$575,975	$724,356	$52,089	$(1,981)	$(2,746)	$1,348,427

(continued on next page)

ASSOCIATED BANC-CORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)

					Accumulated
	Common Stock				Other
				Retained	Comprehensive	Deferred	Treasury
	Shares	Amount	Surplus	Earnings	Income	Compensation	Stock	Total

	(In Thousands, except per share data)
Balance, December 31, 2003	73,442	$734	$575,975	$724,356	$52,089	$(1,981)	$(2,746)	$1,348,427
Comprehensive income:
Net income	—	—	—	258,286	—	—	—	258,286
Net unrealized loss on derivative instruments arising during the year, net of taxes of $0.8 million	—	—	—	—	(1,201)	—	—	(1,201)
Add: reclassification adjustment to interest expense for interest differential, net of taxes of $2.9 million	—	—	—	—	4,359	—	—	4,359
Net unrealized holding losses on available for sale securities arising during the year, net of taxes of $6.5 million	—	—	—	—	(13,660)	—	—	(13,660)
Less: reclassification adjustment for net gains on available for sale securities realized in net income, net of taxes of $0.3 million	—	—	—	—	(382)	—	—	(382)

Comprehensive income								247,402

Cash dividends, $0.9767 per share	—	—	—	(112,565)	—	—	—	(112,565)
Common stock issued:
Business combinations	19,447	194	537,803	—	—	—	—	537,997
3-for-2 stock split effected in the form of a stock dividend	36,819	369	(369)	—	—	—	—	—
Incentive stock options	334	3	7,699	(11,230)	—	—	27,385	23,857
Purchase of treasury stock	—	—	—	—	—	—	(33,655)	(33,655)
Deferred compensation expense	—	—	141	—	—	(141)	—	—
Tax benefits of stock options	—	—	5,956	—	—	—	—	5,956

Balance, December 31, 2004	130,042	$1,300	$1,127,205	$858,847	$41,205	$(2,122)	$(9,016)	$2,017,419

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	2004	2003	2002

	($ in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$258,286	$228,657	$210,719
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	14,668	46,813	50,699
Depreciation and amortization	16,387	16,364	18,696
Provision for (reversal of) valuation allowance on mortgage servicing rights	(1,193)	12,341	17,642
Amortization (accretion) of:
Mortgage servicing rights	17,932	17,212	12,831
Intangible assets	4,350	2,961	2,283
Premiums and discounts on investments, loans and funding	26,114	18,860	14,861
Deferred income taxes	(23,100)	(13,202)	(14,878)
(Gain) loss on sales of investment securities, net	(637)	(702)	427
Gain on sales of assets, net	(1,181)	(1,569)	(657)
Gain on sales of loans held for sale, net	(15,054)	(55,500)	(35,172)
Mortgage loans originated and acquired for sale	(1,620,680)	(4,273,406)	(3,185,531)
Proceeds from sales of mortgage loans held for sale	1,700,142	4,530,406	3,233,679
(Increase) decrease in interest receivable and other assets	15,361	(12,237)	(13,351)
Decrease in interest payable and other liabilities	(7,894)	(20,197)	(13,664)

Net cash provided by operating activities	383,501	496,801	298,584

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(882,063)	(36,062)	(547,159)
Additions to mortgage servicing rights	(18,732)	(39,707)	(30,730)
Purchases of:
Securities available for sale	(1,327,686)	(1,761,282)	(1,621,096)
Premises and equipment, net of disposals	(14,965)	(13,290)	(12,864)
Proceeds from:
Sales of securities available for sale	132,639	1,263	27,793
Maturities of securities available for sale	776,582	1,298,426	1,626,013
Sales of other assets	11,480	17,650	5,214
Net cash received (paid) in acquisition of subsidiaries	29,274	(18,025)	17,982

Net cash used in investing activities	(1,293,471)	(551,027)	(534,847)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	313,011	685,143	(271,203)
Net cash paid in sales of branch deposits	(19,540)	(15,845)	—
Net increase (decrease) in short-term borrowings	526,460	(460,731)	(357,007)
Repayment of long-term debt	(1,229,469)	(558,114)	(235,675)
Proceeds from issuance of long-term funding	1,500,079	507,363	1,101,518
Cash dividends	(112,565)	(98,169)	(90,166)
Proceeds from exercise of incentive stock options	23,857	24,831	16,564
Purchase and retirement of treasury stock	—	(74,533)	(44,046)
Purchase of treasury stock	(33,655)	(868)	(44,145)

Net cash provided by financing activities	968,178	9,077	75,840

Net increase (decrease) in cash and cash equivalents	58,208	(45,149)	(160,423)
Cash and cash equivalents at beginning of year	399,864	445,013	605,436

Cash and cash equivalents at end of year	$458,072	$399,864	$445,013

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$208,201	$223,233	$298,207
Income taxes	89,397	110,423	91,098
Supplemental schedule of noncash investing activities:
Loans transferred to other real estate	10,283	11,654	14,158
Acquisitions:
Fair value of assets acquired, including cash and cash equivalents	$4,168,800	$31,400	$1,155,200
Value ascribed to intangibles	481,300	27,000	125,300
Liabilities assumed	3,522,900	10,500	962,700

See accompanying Notes to Consolidated Financial Statements.

ASSOCIATED BANC-CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003, and 2002
NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
The accounting and reporting policies of the Corporation conform to U.S. generally accepted accounting principles and to general practice within the financial services industry. The following is a description of the more significant of those policies.
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
Basis of Financial Statement Presentation
The consolidated financial statements include the accounts of the Parent Company and subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation. Results of operations of companies purchased are included from the date of acquisition. Certain amounts in the 2003 and 2002 consolidated financial statements have been reclassified to conform with the 2004 Form 10-K presentation. In particular, for presentation purposes and greater comparability with industry practice, mortgage servicing rights expense in the consolidated statements of income, which was previously presented in noninterest expense, was reclassified into mortgage banking income. These reclassifications resulted in a decrease to both noninterest income and noninterest expense of $29.6 million in 2003 and $30.5 million in 2002. The reclassifications had no effect on stockholders’ equity or net income as previously reported.
On April 28, 2004, the Board of Directors declared a 3-for-2 stock split, effected in the form of a stock dividend, payable May 12 to shareholders of record at the close of business on May 7. All share and per share data in the accompanying consolidated financial statements has been adjusted to reflect the effect of this stock split.
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
Investment Securities Available for Sale
At the time of purchase, investment securities are classified as available for sale, as management has the intent and ability to hold such securities for an indefinite period of time, but not necessarily to maturity. Any decision to sell investment securities available for sale would be based on various factors, including but not limited to asset/liability management strategies, changes in interest rates or prepayment risks, liquidity needs, or regulatory capital considerations. Investment securities available for sale are carried at fair value, with unrealized gains and losses net of related deferred income taxes included in stockholders’ equity as a separate component of other comprehensive income. Premiums and discounts are amortized or accreted into interest income over the estimated life (earlier of call date, maturity, or estimated life) of the related security, using a prospective method that approximates level yield. Declines in the fair value of investment securities available for sale that are deemed to be other-than-temporary are charged to earnings as a realized loss, and a new cost basis for the securities is established. In evaluating other-than-temporary impairment, management considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-

term prospects of the issuer, and the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Realized securities gains or losses on securities sales (using specific identification method) and declines in value judged to be other-than-temporary are included in investment securities gains (losses), net, in the consolidated statements of income.
Loans
Loans and leases are carried at the principal amount outstanding, net of any unearned income. Loan origination fees and certain direct loan origination costs are deferred, and the net amount is amortized over the contractual life of the related loans or over the commitment period as an adjustment of yield.
Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectibility of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately, rather than delaying such action until the loans become 90 days past due. Previously accrued and uncollected interest on such loans is reversed, amortization of related deferred loan fees or costs is suspended, and income is recorded only to the extent that interest payments are subsequently received in cash and a determination has been made that the principal balance of the loan is collectible. If collectibility of the principal is in doubt, payments received are applied to loan principal. A nonaccrual loan is returned to accrual status when the obligation has been brought current and the ultimate collectibility of the total contractual principal and interest is no longer in doubt. Management has defined commercial, financial, and agricultural loans, commercial real estate loans, and real estate construction loans that have nonaccrual status or have had their terms restructured as impaired loans.
Loans Held for Sale
Loans held for sale, which consist generally of current production of certain fixed-rate first-lien mortgage loans, are carried at the lower of cost or estimated market value as determined on an aggregate basis. The amount by which cost exceeds estimated market value is accounted for as a valuation adjustment to the carrying value of the loans. Changes, if any, in the valuation adjustment are included in mortgage banking income in the consolidated statements of income. The carrying value of loans held for sale includes a valuation adjustment of $97,000 at December 31, 2004. Holding costs are treated as period costs.
Allowance for Loan Losses
The allowance for loan losses is a reserve for estimated credit losses. Actual credit losses, net of recoveries, are deducted from the allowance for loan losses. A provision for loan losses, which is a charge against earnings, is recorded to bring the allowance for loan losses to a level that, in management’s judgment, is adequate to absorb probable losses in the loan portfolio.
The allocation methodology applied by the Corporation, designed to assess the adequacy of the allowance for loan losses, includes an allocation methodology, as well as management’s ongoing review and grading of the loan portfolio into criticized loan categories (defined as specific loans warranting either specific allocation, or a criticized status of watch, special mention, substandard, doubtful or loss). The allocation methodology focuses on evaluation of facts and issues related to specific loans, the risk inherent in specific loans, changes in the size and character of the loan portfolio, changes in levels of impaired and other nonperforming loans, concentrations of loans to specific borrowers or industries, existing economic conditions, underlying collateral, historical losses and delinquencies on each portfolio category, and other qualitative and quantitative factors. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the portfolio.
Management, considering current information and events regarding the borrowers’ ability to repay their obligations, considers a loan to be impaired when it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the note agreement, including principal and interest.

Management has determined that commercial, financial, and agricultural loans, commercial real estate loans, and real estate construction loans that are on nonaccrual status or have had their terms restructured meet this definition. The amount of impairment is measured based upon the loan’s observable market price, the estimated fair value of the collateral for collateral-dependent loans, or alternatively, the present value of expected future cash flows discounted at the loan’s effective interest rate. Large groups of homogeneous loans, such as residential mortgage, home equity and installment loans, are collectively evaluated for impairment. Interest income on impaired loans is recorded when cash is received and only if principal is considered to be collectible.
Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require that certain loan balances be charged off when their credit evaluations differ from those of management based on their judgments about information available to them at the time of their examinations.
Other Real Estate Owned
Other real estate owned is included in other assets in the consolidated balance sheets and is comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure, and loans classified as in-substance foreclosure. Other real estate owned is recorded at the lower of recorded investment in the loans at the time of acquisition or the fair value of the properties, less estimated selling costs. Any write-down in the carrying value of a property at the time of acquisition is charged to the allowance for loan losses. Any subsequent write-downs to reflect current fair market value, as well as gains and losses on disposition and revenues and expenses incurred in maintaining such properties, are treated as period costs. Other real estate owned totaled $3.9 million and $5.5 million at December 31, 2004 and 2003, respectively.
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
Goodwill and Intangible Assets
Goodwill and Other Intangible Assets: The excess of the cost of an acquisition over the fair value of the net assets acquired consists primarily of goodwill, core deposit intangibles, and other identifiable intangibles (primarily related to customer relationships acquired). Core deposit intangibles have estimated finite lives and are amortized on an accelerated basis to expense over periods of 7 to 10 years. The other intangibles have estimated finite lives and are amortized on an accelerated basis to expense over a weighted average life of 13 years. The Corporation reviews long-lived assets and certain identifiable intangibles for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in which case an impairment charge would be recorded.
Goodwill is not amortized but is subject to impairment tests on at least an annual basis. Any impairment of goodwill or intangibles will be recognized as an expense in the period of impairment. The Corporation completes the annual goodwill impairment test by reporting unit as of May 1 of each year and no impairment has been recognized. Note 5 includes a summary of the Corporation’s goodwill, core deposit intangibles, and other intangibles.
Mortgage Servicing Rights: The Corporation sells residential mortgage loans in the secondary market and typically retains the right to service the loans sold. Upon sale, a mortgage servicing rights asset is capitalized, which represents the then current fair value of future net cash flows expected to be realized for performing servicing activities. Mortgage servicing rights, when purchased, are initially recorded at cost. Mortgage servicing rights are carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value, and are included in intangible assets in the consolidated balance sheets. Mortgage servicing rights are amortized in proportion to and over the period of estimated servicing income.
The Corporation periodically evaluates its mortgage servicing rights asset for impairment. Impairment is assessed using estimated prepayment speeds of the underlying mortgages serviced and stratifications based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate). The value of mortgage servicing rights is adversely affected when mortgage interest rates decline and mortgage loan prepayments increase. A valuation allowance is established, through a charge to earnings, to the extent the amortized cost of the mortgage servicing rights exceeds the estimated fair value by stratification. If it is later determined that all or a portion of the temporary impairment no longer exists for a stratification, the valuation allowance is reduced through a recovery to earnings. An other-than-temporary impairment (i.e., recoverability is considered remote when considering interest rates and loan pay off activity) is recognized as a write-down of the mortgage servicing rights asset and the related valuation allowance (to the extent a valuation reserve is available) and then against earnings. A direct write-down permanently reduces the carrying value of the mortgage servicing rights asset and valuation allowance, precluding subsequent recoveries.
Income Taxes
Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income taxes, which arise principally from temporary differences between the period in which certain income and expenses are recognized for financial accounting purposes and the period in which they affect taxable income, are included in the amounts provided for income taxes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and, if necessary, tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the period that the deferred tax assets are deductible, management believes it is more likely than not the Corporation will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2004.
The Corporation files a consolidated federal income tax return and individual Parent Company and subsidiary state income tax returns. Accordingly, amounts equal to tax benefits of those subsidiaries having taxable federal losses or credits are offset by other subsidiaries that incur federal tax liabilities.
Derivative Financial Instruments and Hedging Activities
Derivative instruments, including derivative instruments embedded in other contracts, are required to be carried at fair value on the balance sheet with changes in the fair value recorded directly in earnings. On the date the derivative contract is entered into, the Corporation designates the derivative, except for mortgage banking derivatives for which changes in fair value of the derivative is recorded in earnings, as either a fair value hedge (i.e., a hedge of the fair value of a recognized asset or liability) or a cash flow hedge (i.e., a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability). The Corporation formally documents all relationships between hedging instruments and hedging items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value hedges or cash flow hedges to specific assets or liabilities on the balance sheet. The Corporation also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. If it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Corporation discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, the derivative is dedesignated as a hedging instrument, or management determines that designation of the derivative as a hedging instrument is no longer appropriate. When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value hedge, the Corporation continues to carry the derivative on the balance sheet at its fair value and no longer adjusts the hedged asset or liability for changes in fair value. The adjustment of the carrying amount of the hedged asset or liability is accounted for in the same manner as other components of the carrying amount of that asset or liability.
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
Stock-Based Compensation
As allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation— Transition and Disclosure— an amendment of SFAS 123,” the Corporation accounts for stock-based compensation cost under the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion 25), and related Interpretations, under which no compensation cost has been recognized for any periods presented, except with respect to restricted stock awards. Compensation expense for employee stock options is not recognized if the exercise price of the option equals or exceeds the fair value of the stock on the date of grant as such options would have no intrinsic value at the date of grant.
The Corporation may issue common stock with restrictions to certain key employees. The shares are restricted as to transfer, but are not restricted as to dividend payment or voting rights. Transfer restrictions lapse over three or five years, depending upon whether the award is fixed or performance-based, are contingent upon continued employment, and for performance awards are based on earnings per share performance goals. The Corporation amortizes the expense over the vesting period. During 2003, 75,000 restricted stock shares were awarded, and expense of approximately $764,000 and $451,000 was recorded for the years ended December 31, 2004 and 2003, respectively.
For purposes of providing the pro forma disclosures required under SFAS 123, the fair value of stock options granted in 2004, 2003, and 2002 was estimated at the date of grant using a Black-Scholes option pricing model, which was originally developed for use in estimating the fair value of traded options that have different characteristics from the Corporation’s employee stock options. The model is also sensitive to changes in the subjective assumptions that can materially affect the fair value estimate. As a result, management believes the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of employee stock options. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS 123.

	For the Years Ended December 31,

	2004	2003	2002

	($ in Thousands, except
	per share amounts)
Net income, as reported	$258,286	$228,657	$210,719
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	458	271	—
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(3,737)	(2,956)	(3,156)

Net income, as adjusted	$255,007	$225,972	$207,563

Basic earnings per share, as reported	$2.28	$2.07	$1.88
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(0.03)	(0.03)	(0.03)

Basic earnings per share, as adjusted	$2.25	$2.04	$1.85

Diluted earnings per share, as reported	$2.25	$2.05	$1.86
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(0.04)	(0.03)	(0.03)

Diluted earnings per share, as adjusted	$2.21	$2.02	$1.83

The following assumptions were used in estimating the fair value for options granted in 2004, 2003 and 2002:

	2004	2003	2002

Dividend yield	3.01%	3.18%	3.65%
Risk-free interest rate	3.40%	3.27%	4.58%
Weighted average expected life	6 yrs	7 yrs	7 yrs
Expected volatility	26.12%	28.29%	28.35%
The weighted average per share fair values of options granted in 2004, 2003, and 2002 were $6.26, $5.39, and $5.15, respectively. The annual expense allocation methodology prescribed by SFAS 123 attributes a higher percentage of the reported expense to earlier years than to later years, resulting in an accelerated expense recognition for proforma disclosure purposes.
Cash and Cash Equivalents
For purposes of the consolidated statements of cash flows, cash and cash equivalents are considered to include cash and due from banks, interest-bearing deposits in other financial institutions, and federal funds sold and securities purchased under agreements to resell.
Per Share Computations
Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options. Also see Notes 10 and 18.

Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123 (revised December 2004), “Share-Based Payment,” (“SFAS 123R”), which replaces SFAS 123 and supersedes APB Opinion 25. SFAS 123R is effective for all stock-based awards granted on or after July 1, 2005. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. In addition, companies must recognize compensation expense related to any stock-based awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. The Corporation anticipates adopting SFAS 123R prospectively in the third quarter of 2005, as required. The proforma information provided previously under “Stock-Based Compensation” provides a reasonable estimate of the projected impact of adopting SFAS 123R on the Corporation’s results of operations.
In March 2004, the SEC issued Staff Accounting Bulletin (“SAB”) No. 105, “Application of Accounting Principles to Loan Commitments,” (“SAB 105”). SAB 105 provides guidance regarding loan commitments accounted for as derivative instruments. Specifically, SAB 105 requires servicing assets to be recognized only once the servicing asset has been contractually separated from the underlying loan by sale or securitization of the loan with servicing retained. As such, consideration for the expected future cash flows related to the associated servicing of the loan may not be recognized in valuing the loan commitment. This will result in a lower fair value mark of loan commitments, and recognition of the value of the servicing asset later upon sale or securitization of the underlying loan. The provisions of SAB 105 were effective for loan commitments accounted for as derivatives entered into after March 31, 2004. The adoption of SAB 105 did not have a material impact on the Corporation’s results of operations, financial position, or liquidity. See Note 14 for further discussion of the Corporation’s loan commitments accounted for as derivative instruments.
In March 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force in Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (“EITF 03-1”). EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the cost of the investment, and evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized through earnings equal to the difference between the investment’s cost and its fair value. In September 2004, the FASB delayed the accounting requirements of EITF 03-1 until additional implementation guidance is issued and goes into effect. The Corporation does not expect the requirements of EITF 03-1 will have a material impact on the Corporation’s results of operations, financial position, or liquidity.
In December 2003, the FASB issued SFAS No. 132 (revised December 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106,” (“SFAS 132”). SFAS 132 revises employers’ disclosures about pension plans and other postretirement benefit plans. This Statement does not change the measurement or recognition of pension plans and other postretirement benefit plans required by FASB Statements No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The revised SFAS 132 retains the disclosure requirements contained in the original SFAS 132 and requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. In general, the annual provisions of SFAS 132 are effective for fiscal years ending after December 15, 2003, and the interim-period disclosures are effective for interim periods beginning after December 15, 2003. The adoption did not have a material impact on the Corporation’s results of operations, financial position, or liquidity.

In December 2003, the FASB reissued FIN 46 (“FIN 46R”) with certain modifications and clarifications. Application of FIN 46R was effective for interests in certain variable interest entities as of December 31, 2003, and for all other types of variable interest entities for periods ending after March 15, 2004, unless FIN 46 was previously applied. The application of FIN 46R resulted in the deconsolidation of a subsidiary relating to the issuance of trust preferred securities. The assets and liabilities of the subsidiary trust were deconsolidated in the first quarter of 2004 and totaled $180 million. See Note 9 for further discussion of this trust and the Corporation’s related obligations. The application of FIN 46R did not have a material impact on the Corporation’s results of operations, financial position, or liquidity.
In December 2003, the AICPA’s Accounting Standards Executive Committee issued Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. The provisions of this SOP are effective for loans acquired in fiscal years beginning after December 15, 2004. The Corporation does not expect the requirements of SOP 03-3 to have a material impact on the Corporation’s results of operations, financial position, or liquidity.
In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation provides guidance on how to identify a variable interest entity and determine when the assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity are to be included in an entity’s consolidated financial statements. A variable interest entity exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, or the right to receive the expected residual returns of the entity if they occur. The adoption did not have a material impact on the Corporation’s results of operations, financial position, or liquidity.

NOTE 2	BUSINESS COMBINATIONS:
Completed Business Combinations: First Federal Capital Corp (“First Federal”): On October 29, 2004, the Corporation consummated its acquisition of 100% of the outstanding shares of First Federal, based in La Crosse, Wisconsin. The acquisition was accounted for under the purchase method of accounting; thus, the results of operations of First Federal prior to the consummation date were not included in the accompanying consolidated financial statements. As of the acquisition date, First Federal operated a $4 billion savings bank with over 90 banking locations serving more than 40 communities in Wisconsin, northern Illinois, and southern Minnesota, building upon and complementing the Corporation’s footprint. As a result of the acquisition, the Corporation will enhance its current branch distribution (including supermarket locations which are new to the Corporation’s distribution model), improve its operational and managerial efficiencies, increase revenue streams, and strengthen its community banking model. Subsequent to year-end 2004, the Corporation merged First Federal into its Associated Bank, National Association, banking subsidiary during February 2005.
Per the definitive agreement signed on April 27, 2004 (the “Merger Agreement”), First Federal shareholders received 0.9525 shares (restated for the Corporation’s 3-for-2 stock split in May 2004) of the Corporation’s common stock for each share of First Federal common stock held, an equivalent amount of cash, or a combination thereof. The Merger Agreement provided that the aggregate consideration paid by the Corporation for the First Federal outstanding common stock must be equal to 90% stock and 10% cash, with the cash consideration based upon the Corporation’s closing stock price on the effective date of the merger. The Corporation’s closing stock price on October 29, 2004 was $34.69 per share. The value of the common stock consideration was based upon the Corporation’s average market price surrounding the date of signing and announcing the definitive agreement. Based upon the aforementioned values for the 90% stock/10% cash, the consummation of the transaction included the issuance of approximately 19.4 million shares of common stock (valued at approximately $535 million) and $75 million in cash.

To record the transaction, the Corporation assigned estimated fair values to the assets acquired and liabilities assumed. The excess cost of the acquisition over the estimated fair value of the net assets acquired was allocated to identifiable intangible assets with the remainder then allocated to goodwill. Goodwill of approximately $447 million, a core deposit intangible of approximately $17 million (with a ten-year estimated life), and other intangibles of $4 million recognized at acquisition were assigned to the banking segment. If additional evidence becomes available subsequent to the recording of the transaction indicating a significant difference from an initial estimated fair value used, goodwill could be adjusted.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed of First Federal at the date of the acquisition.

$ in Millions

Investment securities available for sale	$665
Loans, net	2,727
Other assets	256
Mortgage servicing rights	32
Intangible assets	21
Goodwill	447

Total assets acquired	$4,148

Deposits	$2,701
Borrowings	768
Other liabilities	51

Total liabilities assumed	$3,520

Net assets acquired	$628

The following represents required supplemental pro forma disclosure of total revenue, net income, and earnings per share as though the First Federal acquisition had been completed at the beginning of 2004 and 2003, respectively.

	For Year ended
	December 31,

	2004	2003

	(In Thousands, except
	per share data)
Total revenue	$918,429	$900,911
Net income	282,190	263,882
Basic earnings per share	2.18	2.03
Diluted earnings per share	2.15	2.01
The pro forma results include amortization of newly created intangibles, interest cost on the cash consideration, and amortization of fair value adjustments on loans, investments, deposits and debt. The pro forma weighted average common shares used in the earnings per share calculations include adjustments for shares issued for the acquisition and the estimated impact of additional dilutive securities but does not assume any incremental share repurchases. The pro forma results presented do not reflect cost savings or revenue enhancements anticipated from the acquisition and are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each period presented, nor are they necessarily indicative of future results.
Jabas Group, Inc. (“Jabas”): On April 1, 2004, the Corporation (through its subsidiary, Associated Financial Group, LLC) consummated its cash acquisition of 100% of the outstanding shares of Jabas. Jabas is an insurance agency specializing in employee benefit products headquartered in Kimberly, Wisconsin, and was acquired to enhance the Corporation’s existing insurance business. Jabas operates as part of Associated Financial Group, LLC. The acquisition was accounted for under the purchase method of accounting; thus, the results of operations of Jabas prior to the consummation date were not included in the accompanying consolidated financial statements. The acquisition was individually immaterial to the consolidated financial results. Goodwill of approximately $8 million and other intangibles of approximately $6 million recognized in the transaction at acquisition were assigned to the wealth management segment. Goodwill may increase by an additional $8 million in the future as contingent payments may be made to the former Jabas shareholders through December 31, 2007, if Jabas exceeds certain performance targets. Goodwill during 2004 was increased by approximately $0.7 million for contingent consideration paid in 2004 per the agreement.
CFG Insurance Services, Inc. (“CFG”): On April 1, 2003, the Corporation consummated its cash acquisition of 100% of the outstanding shares of CFG, a closely-held insurance agency headquartered in Minnetonka, Minnesota. Effective in June 2003, CFG operated as Associated Financial Group, LLC. CFG, an independent, full-line insurance agency, was acquired to enhance the growth of the Corporation’s existing insurance business. The acquisition was accounted for under the purchase method of accounting; thus, the results of operations of CFG prior to the consummation date were not included in the accompanying consolidated financial statements. The acquisition was individually immaterial to the consolidated financial results. Goodwill of approximately $12 million and other intangibles of approximately $15 million recognized in the transaction at acquisition were assigned to the wealth management segment.
Signal Financial Corporation (“Signal”): On February 28, 2002, the Corporation consummated its acquisition of 100% of the outstanding common shares of Signal. Signal operated banking branches in nine locations in the Twin Cities and Eastern Minnesota. As a result of the acquisition, the Corporation expanded its Minnesota banking presence, particularly in the Twin Cities area.
The Signal transaction was accounted for under the purchase method of accounting; thus, the results of operations prior to the consummation date were not included in the accompanying consolidated financial statements. The Signal transaction was consummated through the issuance of approximately 6.1 million shares of common stock and $58 million in cash for a purchase price of $193 million. The value of the shares was determined using the closing stock price of the Corporation’s stock on September 10, 2001, the initiation date of the transaction.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed of Signal at the date of the acquisition.

$ in Millions

Investment securities available for sale	$164
Loans, net	748
Other assets	118
Intangible asset	6
Goodwill	120

Total assets acquired	$1,156

Deposits	$785
Borrowings	166
Other liabilities	12

Total liabilities assumed	$963

Net assets acquired	$193

The $6 million other intangible asset represents a core deposit intangible with a ten-year estimated life. The $120 million of goodwill was assigned to the banking segment.

NOTE 3	INVESTMENT SECURITIES:
The amortized cost and fair values of securities available for sale at December 31, 2004 and 2003, were as follows:

	2004

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	($ in Thousands)
U.S. Treasury securities	$33,177	$5	$(159)	$33,023
Federal agency securities	175,290	1,006	(232)	176,064
Obligations of state and political subdivisions	876,208	45,577	(72)	921,713
Mortgage-related securities	3,238,502	9,697	(10,714)	3,237,485
Other securities (debt and equity)	413,938	33,124	(3)	447,059

Total securities available for sale	$4,737,115	$89,409	$(11,180)	$4,815,344

	2003

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	($ in Thousands)
U.S. Treasury securities	$36,588	$171	$—	$36,759
Federal agency securities	167,859	4,944	(90)	172,713
Obligations of state and political subdivisions	868,974	58,579	(68)	927,485
Mortgage-related securities	2,232,920	12,128	(11,636)	2,233,412
Other securities (debt and equity)	368,388	36,040	(1,013)	403,415

Total securities available for sale	$3,674,729	$111,862	$(12,807)	$3,773,784

Equity securities include Federal Reserve and Federal Home Loan Bank stock which had a fair value of $25.5 million and $177.9 million, respectively, at December 31, 2004, and $25.3 million and $112.5 million, respectively, at December 31, 2003.
The following represents gross unrealized losses and the related fair value of securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004.

	Less than 12 months		12 months or more		Total

	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value

			($ in Thousands)
U.S. Treasury securities	$(153)	$31,825	$(6)	$993	$(159)	$32,818
Federal agency securities	(104)	30,782	(128)	17,934	(232)	48,716
Obligations of state and political subdivisions	(60)	18,495	(12)	1,004	(72)	19,499
Mortgage-related securities	(3,345)	593,209	(7,369)	1,004,454	(10,714)	1,597,663
Other securities (equity)	(3)	297	—	—	(3)	297

Total	$(3,665)	$674,608	$(7,515)	$1,024,385	$(11,180)	$1,698,993

Management does not believe any individual unrealized loss as of December 31, 2004 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-related securities relate primarily to securities issued by government agencies such as the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation (“FHLMC”). These unrealized losses are primarily attributable to changes in interest rates and not credit deterioration and individually were 3.5% or less of their respective amortized cost basis. The Corporation currently has both the intent and ability to hold the securities contained in the previous table for a time necessary to recover the amortized cost.
The Corporation owns (not included in the above table) a collateralized mortgage obligation (“CMO”) determined to have an other-than-temporary impairment that resulted in a write-down on the security of $0.8 million during 2002, $0.3 million during 2003, and $0.2 million during 2004, based on continued evaluation. As of December 31, 2004, this CMO had a carrying value of $1.0 million. The Corporation also owns (not included in the above table) three FHLMC preferred stock securities determined to have an other-than-temporary impairment that resulted in a write-down on these securities of $2.2 million during 2004. At December 31, 2004, these FHLMC preferred shares had a carrying value of $8.4 million.
The amortized cost and fair values of investment securities available for sale at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2004

	Amortized
	Cost	Fair Value

	($ in Thousands)
Due in one year or less	$180,512	$182,134
Due after one year through five years	482,853	501,858
Due after five years through ten years	330,208	346,053
Due after ten years	285,356	300,503

Total debt securities	1,278,929	1,330,548
Mortgage-related securities	3,238,502	3,237,485
Equity securities	219,684	247,311

Total securities available for sale	$4,737,115	$4,815,344

Total proceeds and gross realized gains and losses from sale of securities available for sale (with other-than-temporary write-downs on securities included in gross losses) for each of the three years ended December 31 were:

	2004	2003	2002

	($ in Thousands)
Proceeds	$132,639	$1,263	$27,793
Gross gains	3,459	1,029	374
Gross losses	(2,822)	(327)	(801)
Pledged securities with a carrying value of approximately $2.5 billion and $1.6 billion at December 31, 2004, and December 31, 2003, respectively, were pledged to secure certain deposits, Federal Home Loan Bank advances, or for other purposes as required or permitted by law.

NOTE 4 LOANS:
Loans at December 31 are summarized below.

	2004	2003

	($ in Thousands)
Commercial, financial, and agricultural	$2,803,333	$2,116,463
Real estate construction	1,459,629	1,077,731
Commercial real estate	3,933,131	3,246,954
Lease financing	50,718	38,968

Commercial	8,246,811	6,480,116
Residential mortgage	2,714,580	1,975,661
Home equity(1)	1,866,485	1,138,311
Installment	1,054,011	697,722

Retail	2,920,496	1,836,033

Total loans	$13,881,887	$10,291,810

(1)	Home equity includes home equity lines and residential mortgage junior liens.
A summary of the changes in the allowance for loan losses for the years indicated is as follows:

	2004	2003	2002

	($ in Thousands)
Balance at beginning of year	$177,622	$162,541	$128,204
Balance related to acquisition	14,750	—	11,985
Provision for loan losses	14,668	46,813	50,699
Charge offs	(22,202)	(37,107)	(32,179)
Recoveries	4,924	5,375	3,832

Net charge offs	(17,278)	(31,732)	(28,347)

Balance at end of year	$189,762	$177,622	$162,541

The following table presents nonperforming loans at December 31:

	December 31,

	2004	2003

	($ in Thousands)
Nonaccrual loans	$112,761	$113,944
Accruing loans past due 90 days or more	2,153	7,495
Restructured loans	37	43

Total nonperforming loans	$114,951	$121,482

Management has determined that commercial, financial, and agricultural loans, commercial real estate loans, and real estate construction loans that have nonaccrual status or have had their terms restructured are impaired loans. The following table presents data on impaired loans at December 31:

	2004	2003

	($ in Thousands)
Impaired loans for which an allowance has been provided	$58,237	$68,571
Impaired loans for which no allowance has been provided	30,065	29,079

Total loans determined to be impaired	$88,302	$97,650

Allowance for loan losses related to impaired loans	$25,609	$33,497

	2004	2003	2002

	($ in Thousands)
For the years ended December 31:
Average recorded investment in impaired loans	$70,439	$83,106	$60,247

Cash basis interest income recognized from impaired loans	$2,500	$2,489	$3,849

The Corporation has granted loans to their directors, executive officers, or their related interests. These loans were made on substantially the same terms, including rates and collateral, as those prevailing at the time for comparable transactions with other unrelated customers, and do not involve more than a normal risk of collection. These loans to related parties are summarized as follows:

2004

($ in Thousands)
Balance at beginning of year	$29,486
New loans	31,652
Repayments	(17,875)
Changes due to status of executive officers and directors	(1,914)

Balance at end of year	$41,349

The Corporation serves the credit needs of its customers by offering a wide variety of loan programs to customers, primarily in Wisconsin, Illinois, and Minnesota. The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2004, no significant concentrations existed in the Corporation’s loan portfolio in excess of 10% of total loans.

NOTE 5	GOODWILL AND INTANGIBLE ASSETS:
Goodwill: Goodwill is not amortized but is subject to impairment tests on at least an annual basis. No impairment loss was necessary in 2004, 2003, or 2002. At December 31, 2004, goodwill of $659 million is assigned to the banking segment and goodwill of $21 million is assigned to the wealth management segment. The change in the carrying amount of goodwill was as follows.

Goodwill	2004	2003	2002

	($ in Thousands)
Balance at beginning of year	$224,388	$212,112	$92,397
Goodwill acquired	455,605	12,276	119,715

Balance at end of year	$679,993	$224,388	$212,112

Other Intangible Assets: The Corporation has other intangible assets that are amortized, consisting of core deposit intangibles, other intangibles (primarily related to customer relationships acquired in connection with the CFG and Jabas acquisitions), and mortgage servicing rights. The core deposit intangibles and mortgage servicing rights are assigned to the Corporation’s banking segment, while other intangibles of $17 million are assigned to the wealth management segment and $4 million are assigned to the banking segment.

For core deposit intangibles and other intangibles, changes in the gross carrying amount, accumulated amortization, and net book value were as follows.

	2004	2003	2002

	($ in Thousands)
Core deposit intangibles:

Gross carrying amount	$33,468	$28,165	$28,165
Accumulated amortization	(11,335)	(20,682)	(18,923)

Net book value	$22,133	$7,483	$9,242

Additions during the year	$16,685	$—	$5,600
Amortization during the year	(2,035)	(1,759)	(2,283)
Other intangibles:

Gross carrying amount	$24,578	$14,751	$—
Accumulated amortization	(3,517)	(1,202)	—

Net book value	$21,061	$13,549	$—

Additions during the year	$9,827	$14,751	$—
Amortization during the year	(2,315)	(1,202)	—
A summary of changes in the balance of the mortgage servicing rights asset and the mortgage servicing rights valuation allowance was as follows.

Mortgage servicing rights	2004	2003	2002

	($ in Thousands)
Mortgage servicing rights at beginning of year	$65,062	$60,685	$42,786
Additions	50,508	39,707	30,730
Amortization	(17,932)	(17,212)	(12,831)
Other-than-temporary impairment	(5,855)	(18,118)	—

Mortgage servicing rights at end of year	$91,783	$65,062	$60,685

Valuation allowance at beginning of year	(22,585)	(28,362)	(10,720)
Additions	(5,461)	(15,832)	(17,642)
Reversals	6,654	3,491	—
Other-than-temporary impairment	5,855	18,118	—

Valuation allowance at end of year	(15,537)	(22,585)	(28,362)

Mortgage servicing rights, net	$76,246	$42,477	$32,323

Included in the 2004 additions to mortgage servicing rights was $31.8 million from First Federal at acquisition. The Corporation evaluates its mortgage servicing rights asset for other-than-temporary impairment. During the second and third quarters of 2003 mortgage rates fell to record lows. Given the extended period of historically low interest rates at that time and the impact on mortgage banking volumes, refinances, and secondary markets, the Corporation determined $18.1 million of mortgage servicing rights to be other-than-temporarily impaired during 2003. Impacted by the continued low interest rate environment for 2004, the Corporation determined $5.9 million of mortgage servicing rights to be other-than-temporarily impaired during 2004. This resulted in a similar decrease in mortgage servicing rights and the valuation allowance.
At December 31, 2004, the Corporation was servicing one- to four-family residential mortgage loans owned by other investors with balances totaling $9.5 billion (including $3.5 billion from First Federal at acquisition) compared to $5.9 billion and $5.4 billion at December 31, 2003 and 2002, respectively. The fair value of mortgage servicing rights was approximately $76.2 million (representing 80 bp of total loans serviced) at December 31, 2004, compared to $42.5 million (representing 72 bp of loans serviced) at December 31, 2003, and $32.3 million (representing 59 bp of loans serviced) at December 31, 2002.

Mortgage servicing rights expense, which includes the amortization of the mortgage servicing rights and increases or decreases to the valuation allowance associated with the mortgage servicing rights, was $16.7 million, $29.6 million, and $30.5 million for the years ended December 31, 2004, 2003, and 2002, respectively.
The following table shows the estimated future amortization expense for amortizing intangible assets. The projections of amortization expense for the next five years are based on existing asset balances, the current interest rate environment, and prepayment speeds as of December 31, 2004. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon changes in interest rates, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

Estimated amortization expense	Core Deposit Intangibles	Other Intangibles	Mortgage Servicing Rights

	($ in Thousands)
Year ending December 31,
2005	$4,000	$3,700	$21,500
2006	3,300	3,000	17,900
2007	2,900	1,300	14,700
2008	2,500	1,200	11,800
2009	2,100	1,100	8,800

NOTE 6	PREMISES AND EQUIPMENT:
A summary of premises and equipment at December 31 is as follows:

		2004			2003

	Estimated		Accumulated	Net Book	Net Book
	Useful Lives	Cost	Depreciation	Value	Value

	($ in Thousands)
Land	—	$42,820	$—	$42,820	$27,595
Land improvements	3 – 20 years	3,616	2,458	1,158	869
Buildings	5 – 40 years	176,696	80,464	96,232	73,589
Computers	3 – 5 years	33,611	24,783	8,828	6,212
Furniture, fixtures and other equipment	3 – 20 years	109,972	82,108	27,864	17,623
Leasehold improvements	5 – 30 years	20,070	12,028	8,042	5,427

Total premises and equipment		$386,785	$201,841	$184,944	$131,315

Depreciation and amortization of premises and equipment totaled $15.3 million in 2004, $15.1 million in 2003, and $17.1 million in 2002.
The Corporation and certain subsidiaries are obligated under noncancelable operating leases for other facilities and equipment, certain of which provide for increased rentals based upon increases in cost of living adjustments and other operating costs. The approximate minimum annual rentals and commitments under these noncancelable agreements and leases with remaining terms in excess of one year are as follows:

($ in Thousands)
2005	$11,143
2006	10,624
2007	9,105
2008	7,364
2009	5,932
Thereafter	22,558

Total	$66,726

Total rental expense under leases, net of sublease income, totaled $10.0 million in 2004, $9.2 million in 2003, and $8.3 million in 2002.

NOTE 7	DEPOSITS:
The distribution of deposits at December 31 is as follows.

	2004	2003

	($ in Thousands)
Noninterest-bearing demand deposits	$2,347,611	$1,814,446
Savings deposits	1,116,158	890,092
Interest-bearing demand deposits	2,854,880	2,330,478
Money market deposits	2,083,717	1,573,678
Brokered certificates of deposit	361,559	165,130
Other time deposits	4,022,314	3,019,019

Total deposits	$12,786,239	$9,792,843

Time deposits of $100,000 or more were $1.4 billion and $999 million at December 31, 2004 and 2003, respectively. Aggregate annual maturities of all time deposits at December 31, 2004, are as follows:

Maturities During Year Ending
December 31,	($ in Thousands)

2005	$2,824,145
2006	766,817
2007	461,880
2008	141,802
2009	67,832
Thereafter	121,397

Total	$4,383,873

NOTE 8 SHORT-TERM BORROWINGS:
Short-term borrowings at December 31 are as follows:

	2004	2003

	($ in Thousands)
Federal funds purchased and securities sold under agreements to repurchase	$2,437,088	$1,340,996
Bank notes	200,000	200,000
Federal Home Loan Bank advances	169,400	—
Treasury, tax, and loan notes	35,825	361,894
Other borrowed funds	84,403	25,986

Total short-term borrowings	$2,926,716	$1,928,876

Included in short-term borrowings are Federal Home Loan Bank advances with original maturities of less than one year. The short-term bank notes are variable rate and have original maturities of less than one year. The treasury, tax, and loan notes are demand notes representing secured borrowings from the U.S. Treasury, collateralized by qualifying securities and loans.
The Parent Company had $100 million of established lines of credit with various nonaffiliated banks, which were not drawn on at December 31, 2004 or 2003. Borrowings under these lines accrue interest at short-term market rates. Under the terms of the credit agreement, a variety of advances and interest periods may be selected by the Parent Company. During 2000, a $200 million commercial paper program was initiated, of which, no amounts were outstanding at December 31, 2004 or 2003.

NOTE 9	LONG-TERM FUNDING:
Long-term debt (debt with original contractual maturities greater than one year) at December 31 is as follows:

	2004	2003

	($ in Thousands)
Federal Home Loan Bank advances	$1,158,294	$912,138
Bank notes	500,000	300,000
Repurchase agreements	550,000	429,175
Subordinated debt, net	204,168	204,351
Junior subordinated debentures, net	185,517	—
Other borrowed funds	6,561	6,555

Total long-term debt	$2,604,540	$1,852,219
Company-obligated mandatorily redeemable preferred securities, net	—	181,941

Total long-term funding	$2,604,540	$2,034,160

Federal Home Loan Bank advances: Long-term advances from the Federal Home Loan Bank had maturities through 2019 and had weighted-average interest rates of 2.91% at December 31, 2004 and 2.96% at December 31, 2003. These advances had a combination of fixed and variable rates, of which 26% and 5% were variable at December 31, 2004 and 2003, respectively.
Bank notes: The long-term bank notes had maturities through 2007 and had weighted-average interest rates of 2.54% at December 31, 2004 and 2.20% at December 31, 2003. These notes had a combination of fixed and variable rates, of which 70% and 50% were variable at December 31, 2004 and 2003, respectively.
Repurchase agreements: The long-term repurchase agreements had maturities through 2007 and had weighted-average interest rates of 1.89% at December 31, 2004 and 1.67% at December 31, 2003. These repurchase agreements had a combination of fixed and variable rates, of which 82% was variable rate at December 31, 2004 and 35% was variable rate at December 31, 2003.
Subordinated debt: In August 2001, the Corporation issued $200 million of 10-year subordinated debt. This debt was issued at a discount and has a fixed coupon interest rate of 6.75%. The Corporation also entered into a fair value hedge to hedge the interest rate risk on the subordinated debt. As of December 31, 2004 and 2003, the fair value of the derivative was a $5.2 million gain and a $5.5 million gain, respectively. Given the fair value hedge, the subordinated debt is carried on the consolidated balance sheet at fair value. The subordinated debt qualifies under the risk-based capital guidelines as Tier 2 supplementary capital for regulatory purposes.
Junior subordinated debentures and Company-obligated Mandatorily Redeemable Preferred Securities: On May 30, 2002, ASBC Capital I (the “ASBC Trust”), a Delaware business trust whose common stock was wholly owned by the Corporation, completed the sale of $175 million of 7.625% preferred securities (the “Preferred Securities”). The Preferred Securities are traded on the New York Stock Exchange under the symbol “ABW PRA.” The ASBC Trust used the proceeds from the offering to purchase a like amount of 7.625% Junior Subordinated Debentures (the “Debentures”) of the Corporation. The Debentures are the sole assets of the ASBC Trust and were eliminated, along with the related income statement effects, in the consolidated financial statements for 2003 and prior years.
Effective in the first quarter of 2004, in accordance with guidance provided on the application of FIN 46R, the Corporation was required to deconsolidate the ASBC Trust from its consolidated financial statements. Accordingly, the Debentures issued by the Corporation to ASBC Trust (as opposed to the trust preferred securities issued by the ASBC Trust) are reflected in the Corporation’s consolidated balance sheet as long-term funding. The deconsolidation of the net assets and results of operations of this trust did not have a material impact on the Corporation’s financial statements since the Corporation continues to be obligated to repay the Debentures held by the ASBC Trust and guarantees repayment of the Preferred Securities issued by the ASBC Trust. The consolidated long-term funding obligation related to the ASBC Trust increased from

$175 million to $180 million upon deconsolidation, with the difference representing the Corporation’s common ownership interest in the ASBC Trust recorded in investment securities available for sale.
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
During 2002, the Corporation entered into a fair value hedge to hedge the interest rate risk on the Debentures. The fair value of the derivative was a $5.1 million gain at December 31, 2004 and a $6.9 million gain at December 31, 2003. Given the fair value hedge, the Debentures are carried on the consolidated balance sheet at fair value.
The table below summarizes the maturities of the Corporation’s long-term debt at December 31, 2004:

Year	($ in Thousands)

2005	$375,000
2006	970,225
2007	702,850
2008	115,953
2009	—
Thereafter	440,512

Total long-term debt	$2,604,540

Under agreements with the Federal Home Loan Banks of Chicago and Des Moines, Federal Home Loan Bank advances (short-term and long-term) are secured by the subsidiary banks’ qualifying mortgages (such as residential mortgage, residential mortgage loans held for sale, home equity, and commercial real estate) and by specific investment securities for certain Federal Home Loan Bank advances.

NOTE 10	STOCKHOLDERS’ EQUITY:
On April 28, 2004, the Board of Directors declared a 3-for-2 stock split, effected in the form of a stock dividend, payable May 12 to shareholders of record at the close of business on May 7. All share and per share data in the accompanying consolidated financial statements has been adjusted to reflect the effect of this stock split. As a result of the stock split, the Corporation distributed approximately 37 million shares of common stock. Any fractional shares resulting from the dividend were paid in cash. On April 24, 2002, the Board of Directors declared a 10% stock dividend, payable May 15 to shareholders of record at the close of business on April 29. All share and per share data in the accompanying consolidated financial statements has been adjusted to reflect the 10% stock dividend paid. As a result of the stock dividend, the Corporation distributed approximately 7 million shares of common stock. Any fractional shares resulting from the dividend were paid in cash.
The Corporation’s Articles of Incorporation authorize the issuance of 750,000 shares of preferred stock at a par value of $1.00 per share. No shares have been issued.
At December 31, 2004, subsidiary net assets equaled $2.1 billion, of which approximately $210.8 million could be paid to the Corporation in the form of cash dividends without prior regulatory approval, subject to the capital needs of each subsidiary.
The Board of Directors has authorized management to repurchase shares of the Corporation’s common stock each quarter in the market, to be made available for issuance in connection with the Corporation’s employee incentive plans and for other corporate purposes. For the Corporation’s employee incentive plans, the Board of

Directors authorized the repurchase of up to 3.0 million shares (750,000 shares per quarter) in 2004 and up to 2.4 million shares (600,000 shares per quarter) in 2003. Of these authorizations, approximately 1.1 million shares were repurchased for $33.7 million during 2004 at an average cost of $30.45 per share (with approximately 1.0 million shares reissued in connection with stock options exercised), while none were repurchased during 2003 (with approximately 1.6 million shares reissued in connection with stock options exercised). Additionally, under two separate actions in 2000 and one action in 2003, the Board of Directors authorized the repurchase and cancellation of the Corporation’s outstanding shares, not to exceed approximately 16.5 million shares on a combined basis. Under these authorizations, approximately 3.1 million shares were repurchased for $74.5 million during 2003 at an average cost of $24.11 per share, while none were repurchased during 2004. At December 31, 2004, approximately 5.6 million shares remain authorized to repurchase. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities.
The Board of Directors approved the implementation of a broad-based stock option grant effective July 28, 1999. This stock option grant provided all qualifying employees with an opportunity and an incentive to buy shares of the Corporation and align their financial interest with the growth in value of the Corporation’s shares. These options have 10-year terms, fully vest in two years, and have exercise prices equal to 100% of market value on the date of grant. As of December 31, 2004, approximately 2.8 million shares remain available for granting.
In January 2002, the Board of Directors, with subsequent approval of the Corporation’s shareholders, approved an amendment to the Amended and Restated Long-Term Incentive Stock Plan (“Stock Plan”), increasing the number of shares available to be issued by an additional 5.0 million shares. The Stock Plan was adopted by the Board of Directors and originally approved by shareholders in 1987 and amended in 1994, 1997, and 1998. Options are generally exercisable up to 10 years from the date of grant and vest over two to three years. As of December 31, 2004, approximately 4.1 million shares remain available for grants.
In January 2003, the Board of Directors, with subsequent approval of the Corporation’s shareholders, approved the adoption of the 2003 Long-Term Incentive Plan (“2003 Plan”), which provides for the granting of options to key employees. Options are generally exercisable up to 10 years from the date of grant and vest over three years. As of December 31, 2004, approximately 4.0 million shares remain available for grants.
The stock incentive plans of acquired companies were terminated as to future option grants at each respective merger date. Option holders under such plans received the Corporation’s common stock, or options to buy the Corporation’s common stock, based on the conversion terms of the various merger agreements.

	2004		2003		2002

	Options	Weighted Average	Options	Weighted Average	Options	Weighted Average
	Outstanding	Exercise Price	Outstanding	Exercise Price	Outstanding	Exercise Price

Outstanding, January 1	6,375,979	$19.19	7,122,741	$17.41	6,030,025	$17.40
Granted	1,258,250	29.06	1,053,263	23.00	1,147,935	21.29
Options from acquisitions	264,247	16.10	—	—	1,614,690	9.43
Exercised	(1,394,279)	17.25	(1,650,764)	13.73	(1,469,678)	11.27
Forfeited	(145,077)	22.94	(149,261)	21.74	(200,231)	20.06

Outstanding, December 31	6,359,120	$21.35	6,375,979	$19.19	7,122,741	$17.41

Options exercisable at year-end	4,209,543		4,434,584		5,059,880

The following table summarizes information about the Corporation’s stock options outstanding at December 31, 2004:

	Options	Weighted Average	Remaining	Options	Weighted Average
	Outstanding	Exercise Price	Life (Years)	Exercisable	Exercise Price

Range of Exercise Prices:
$6.29 — $9.95	96,788	$8.54	2.48	96,788	$8.54
$10.65 — $12.54	63,510	11.38	2.60	63,510	11.38
$13.20 — $15.82	586,504	14.66	2.90	586,504	14.66
$16.40 — $19.98	1,596,253	17.82	5.14	1,596,253	17.82
$20.01 — $23.29	2,795,542	22.07	6.40	1,866,488	21.88
$27.11 — $33.67	1,220,523	29.06	9.22

TOTAL	6,359,120	$21.35	6.18	4,209,543	$18.87

The pro forma disclosures required under SFAS 123, as amended by SFAS 148, are included in Note 1.

NOTE 11	RETIREMENT PLANS:
The Corporation has a noncontributory defined benefit retirement plan (the “Associated Plan”) covering substantially all full-time employees. The benefits are based primarily on years of service and the employee’s compensation paid. The Corporation’s funding policy is to pay at least the minimum amount required by the funding requirements of federal law and regulations.
In connection with the First Federal acquisition on October 29, 2004, the Corporation assumed the First Federal pension plan (the “First Federal Plan”). The First Federal Plan was frozen on December 31, 2004 and qualified participants in this plan will become eligible to participate in the Associated Plan as of January 1, 2005. The funded status and net periodic benefit cost of the retirement plans is as follows.

	Associated(1)	First Federal(2)	Total	Associated

	2004	2004	2004	2003

	($ in Thousands)
Change in Fair Value of Plan Assets
Fair value of plan assets at beginning of year	$69,384	$16,433	$85,817	$45,429
Actual gain on plan assets	6,374	823	7,197	9,795
Employer contributions	—	3,000	3,000	17,542
Gross benefits paid	(6,723)	(70)	(6,793)	(3,382)

Fair value of plan assets at end of year	$69,035	$20,186	$89,221	$69,384

Change in Benefit Obligation
Net benefit obligation at beginning of year	$62,825	$27,802	$90,627	$54,464
Service cost	6,694	195	6,889	5,857
Interest cost	3,854	259	4,113	3,603
Actuarial loss	3,086	—	3,086	2,283
Gross benefits paid	(6,723)	(70)	(6,793)	(3,382)

Net benefit obligation at end of year	$69,736	$28,186	$97,922	$62,825

Funded Status
Excess (deficit) of plan assets over (under) benefit obligation	$(701)	$(8,001)	$(8,702)	$6,559
Unrecognized net actuarial loss (gain)	18,389	(599)	17,790	15,762
Unrecognized prior service cost	515	—	515	589
Unrecognized net transition asset	(412)	—	(412)	(736)

Net prepaid asset at end of year in the balance sheet	$17,791	$(8,600)	$9,191	$22,174

	Associated(1)	First Federal(2)	Total	Associated

	2004	2004	2004	2003

	($ in Thousands)
Amounts Recognized in the Statement of Financial Position Consists of
Prepaid benefit cost	$17,791	$—	$17,791	$22,174
Accrued benefit cost	—	(8,600)	(8,600)	—

Net amount recognized	$17,791	$(8,600)	$9,191	$22,174

(1)	Associated does not include the First Federal Plan. The First Federal Plan is shown separately.
(2)	The beginning of the year balance for the First Federal Plan represents the balance at acquisition.
The accumulated benefit obligation for the Associated Plan was $68.0 million and $61.2 million at December 31, 2004 and 2003, respectively. The accumulated benefit obligation for the First Federal Plan was $28.2 million at December 31, 2004.

	Associated	First Federal	Total	Associated

	2004	2004	2004	2003	2002

	($ in Thousands)
Components of Net Periodic Benefit Cost
Service cost	$6,694	$195	$6,889	$5,857	$4,582
Interest cost	3,854	260	4,114	3,603	3,257
Expected return on plan assets	(6,286)	(224)	(6,510)	(5,301)	(3,963)
Amortization of:
Transition asset	(324)	—	(324)	(324)	(323)
Prior service cost	74	—	74	74	74
Actuarial loss	370	—	370	73	—

Total net periodic benefit cost	$4,382	$231	$4,613	$3,982	$3,627

	Associated	First Federal	Total	Associated

	2004	2004	2004	2003	2002

Weighted average assumptions used to determine benefit obligations:
Discount rate	5.75%	5.75%		6.25%
Rate of increase in compensation levels	5.00	NA		5.00
Weighted average assumptions used to determine net periodic benefit costs:
Discount rate	6.25%	5.75%		6.75%	7.25%
Rate of increase in compensation levels	5.00	NA		5.00	5.00
Expected long-term rate of return on plan assets	8.75	8.50		8.75	9.00

The overall expected long-term rate of return on the Associated Plan assets was 8.75% as of both December 31, 2004 and 2003, while the overall expected long-term rate of return on the First Federal Plan assets was 8.50%. The expected long-term rate of return was estimated using market benchmarks for equities and bonds applied to the plan’s anticipated asset allocations. The expected return on equities was computed utilizing a valuation framework, which projected future returns based on current equity valuations rather than historical returns.
In anticipation of the First Federal Plan being frozen, as discussed above, all of First Federal Plan assets were temporarily moved into money market accounts at year-end 2004. The Corporation subsequently reinvested the First Federal Plan assets based on the Corporation’s investment strategies for plan assets. The asset classes used to manage plan assets will include common stocks, fixed income or debt securities, and cash equivalents. A diversified portfolio using these assets will provide liquidity, current income, and growth of income and growth of principal. The anticipated asset allocation ranges are equity securities of 55-65%, debt securities of 35-45%, and other cash equivalents of 0-5%.
The asset allocation for the Associated Plans as of the measurement date in 2004 and 2003, respectively, and First Federal Plan as of the measurement date in 2004 by asset category were as follows:

	Associated	First Federal	Associated

Asset Category	2004	2004	2003

Equity securities	65%	—	66%
Debt securities	33	—	32
Money market	—	100%	—
Other	2	—	2

Total	100%	100%	100%

Subsequent to year-end 2004, the Corporation contributed $8 million to its pension plans. The Corporation regularly reviews the funding of its pension plans and generally contributes to its plan assets based on the minimum amounts required by funding requirements with consideration given to the maximum funding amounts allowed.
The Corporation also has a Profit Sharing/ Retirement Savings Plan (the “plan”). First Federal’s retirement plan was merged into the Corporation’s plan on December 31, 2004. The Corporation’s contribution is determined annually by the Administrative Committee of the Board of Directors, based in part on performance-based formulas provided in the plan. Total expense related to contributions to the plan was $13.8 million, $12.3 million, and $11.8 million in 2004, 2003, and 2002, respectively.
The projected benefit payments for the Associated Plan and the First Federal Plan combined at December 31, 2004, were as follows. The projected benefit payments were calculated using the same assumptions as those used to calculate the benefit obligations listed above.

($ in Thousands)
Estimated future benefit payments:
2005	$6,705
2006	6,950
2007	7,082
2008	7,742
2009	8,321
Years 2010 - 2014	50,389

NOTE 12	INCOME TAXES:
The current and deferred amounts of income tax expense (benefit) are as follows:

	Years ended December 31,
	2004	2003	2002

	($ in Thousands)
Current:
Federal	$127,799	$103,321	$99,730
State	7,352	2,940	755

Total current	135,151	106,261	100,485
Deferred:
Federal	(23,206)	(12,793)	(16,214)
State	106	(409)	1,336

Total deferred	(23,100)	(13,202)	(14,878)

Total income tax expense	$112,051	$93,059	$85,607

Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities resulted in deferred taxes. Deferred tax assets and liabilities at December 31 are as follows:

	2004	2003

	($ in Thousands)
Gross deferred tax assets:
Allowance for loan losses	$77,643	$72,319
Accrued liabilities	9,427	5,970
Deferred compensation	18,105	9,190
Securities valuation adjustment	12,805	10,445
Benefit of tax loss carryforwards	20,589	16,716
Other	5,689	5,680

Total gross deferred tax assets	144,258	120,320
Valuation adjustment for deferred tax assets	(8,414)	(7,335)

	135,844	112,985
Gross deferred tax liabilities:
Real estate investment trust income	13,817	27,635
FHLB stock dividends	12,539	3,700
Prepaids	4,368	6,608
Purchase acquisition adjustments	9,021	4,795
Mortgage banking activity	18,835	4,500
Deferred loan fee income	8,554	7,364
State income taxes	10,506	9,647
Leases	5,796	2,670
Other	5,810	3,321

Total gross deferred tax liabilities	89,246	70,240

Net deferred tax assets	46,598	42,745
Tax effect of unrealized gain related to available for sale securities	(28,267)	(35,843)
Tax effect of unrealized loss related to derivative instruments	5,874	7,991

	(22,393)	(27,852)

Net deferred tax assets including tax effected items	$24,205	$14,893

Components of the 2003 net deferred tax assets have been adjusted to reflect the filing of corporate income tax returns.
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
At December 31, 2004, the Corporation had state net operating losses of $257 million and federal net operating losses of $0.8 million that will expire in the years 2005 through 2018.

The effective income tax rate differs from the statutory federal tax rate. The major reasons for this difference are as follows:

	2004	2003	2002

Federal income tax rate at statutory rate	35.0%	35.0%	35.0%
Increases (decreases) resulting from:
Tax-exempt interest and dividends	(3.8)	(4.2)	(4.6)
State income taxes (net of federal income taxes)	0.7	0.5	0.5
Other	(1.6)	(2.4)	(2.0)

Effective income tax rate	30.3%	28.9%	28.9%

Savings banks acquired by the Corporation in prior years qualified under provisions of the Internal Revenue Code that permitted them to deduct from taxable income an allowance for bad debts that differed from the provision for such losses charged to income for financial reporting purposes. Accordingly, no provision for income taxes has been made for $100.3 million of retained income at December 31, 2004. If income taxes had been provided, the deferred tax liability would have been approximately $40.3 million. Management does not expect this amount to become taxable in the future, therefore no provision for income taxes has been made.

NOTE 13	COMMITMENTS, OFF-BALANCE SHEET ARRANGEMENTS, AND CONTINGENT LIABILITIES:
Commitments and Off-Balance Sheet Arrangements
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related commitments (see below) and derivative instruments (see Note 14).
Lending-related Commitments
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
Commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are defined as derivatives and are therefore required to be recorded on the consolidated balance sheet at fair value. The Corporation’s derivative and hedging activity is further summarized in Note 14. The following is a summary of lending-related commitments at December 31:

	2004	2003

	($ in Thousands)
Commitments to extend credit, excluding commitments to originate mortgage loans(1)	$4,310,944	$3,732,150
Commercial letters of credit(1)	22,824	19,665
Standby letters of credit(2)	409,156	338,954

(1)	These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and thus are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and is not material at December 31, 2004 or 2003.

(2)	As required by FASB Interpretation No. 45, an interpretation of FASB Statements No. 5, 57, and 107, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the Corporation has established a liability of $4.6 million and $2.3 million at December 31, 2004 and 2003, respectively, as an estimate of the fair value of these financial instruments.
The Corporation’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of those instruments. The commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Corporation uses the same credit policies in making commitments as it does for extending loans to customers. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
Contingent Liabilities
In the ordinary course of business, the Corporation may be named as defendant in or be a party to various pending and threatened legal proceedings. Since it is not possible to formulate a meaningful opinion as to the range of possible outcomes and plaintiffs’ ultimate damage claims, management cannot estimate the specific possible loss or range of loss that may result from these proceedings. Management believes, based upon advice of legal counsel and current knowledge, that liabilities arising out of any such current proceedings will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Corporation.
Residential mortgage loans sold to others are sold on a nonrecourse basis, though First Federal retained the credit risk on the underlying loans it sold to the Federal Home Loan Bank (“FHLB”), prior to its acquisition by the Corporation, in exchange for a monthly credit enhancement fee. At December 31, 2004, there were $2.4 billion of such loans with credit risk recourse, upon which there have been negligible historical losses.
A contingent liability is required to be established if it is probable that the Corporation will incur a loss on the performance of a letter of credit. During the second quarter of 2003, given the deterioration of the financial condition of a borrower, the Corporation established a $2.5 million liability for commercial letters of credit, of which $1.6 million was drawn on and $0.9 million remained at December 31, 2004.

NOTE 14	DERIVATIVE AND HEDGING ACTIVITIES:
The Corporation uses derivative instruments primarily to hedge the variability in interest payments or protect the value of certain assets and liabilities recorded on its consolidated balance sheet from changes in interest rates. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. Because the contract or notional amount does not represent amounts exchanged by the parties, it is not a measure of loss exposure related to the use of derivatives nor of exposure to liquidity risk. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. As the Corporation generally enters into transactions only with high quality counterparties, no losses with counterparty nonperformance on derivative financial instruments have occurred. Further, the Corporation obtains collateral and uses master netting arrangements when available. To mitigate counterparty risk, interest rate swap agreements generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds a certain threshold. The threshold limits are determined from the credit ratings of each counterparty. Upgrades or downgrades to the credit ratings of either counterparty would lower or raise the threshold limits. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, currency exchange rates, or commodity prices. The market risk associated with interest rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

Interest rate swap contracts are entered into primarily as an asset/liability management strategy to modify interest rate risk. Interest rate swap contracts are exchanges of interest payments, such as fixed rate payments for floating rate payments, based on a notional principal amount. Payments related to the Corporation’s swap contracts are made monthly, quarterly, or semi-annually by one of the parties depending on the specific terms of the related contract. The primary risk associated with all swaps is the exposure to movements in interest rates and the ability of the counterparties to meet the terms of the contract. At December 31, 2004 and 2003, the Corporation had $896 million and $936 million, respectively, of interest rate swaps outstanding. Included in this amount were $321 million and $361 million, respectively, at December 31, 2004 and 2003, in receive variable/pay fixed interest rate swaps used to convert specific fixed rate loans into floating rate assets. The remaining swap contracts used for interest rate risk management of $575 million both at December 31, 2004 and 2003, were used to hedge interest rate risk of various other specific liabilities. At December 31, 2004, the Corporation pledged $12.1 million of collateral for swap agreements compared to $24.8 million at December 31, 2003. Included in the table below for December 31, 2004 and 2003, were customer swaps and caps for which the Corporation has mirror swaps and caps. The fair value of these customer swaps and caps is recorded in earnings and the net impact for 2004 and 2003 was immaterial.

			Weighted Average
	Notional	Fair Value
	Amount	Gain / (Loss)	Receive Rate	Pay Rate	Maturity

	($ in Thousands)
December 31, 2004

Interest Rate Risk Management Hedges:
Swaps—receive variable / pay fixed(1),(3)	$200,000	$(14,732)	2.06%	5.03%	76 months
Swaps—receive fixed / pay variable(2),(4)	375,000	10,262	7.21%	3.80%	199 months
Caps—written(1),(3)	200,000	97	Strike 4.72%	—	20 months
Swaps—receive variable / pay fixed(2),(5)	320,997	(3,731)	4.42%	6.34%	50 months
Customer Swaps and Caps:
Customer swaps	$94,457	$—	2.80%	2.80%	89 months
Customer caps	23,550	—	—	—	78 months

December 31, 2003

Interest Rate Risk Management Hedges:
Swaps—receive variable / pay fixed(1),(3)	$200,000	$(21,132)	1.15%	5.03%	88 months
Swaps—receive fixed / pay variable(2),(4)	375,000	12,432	7.21%	2.79%	211 months
Caps—written(1),(3)	200,000	1,222	Strike 4.72%	—	32 months
Swaps—receive variable / pay fixed(2),(5)	361,189	(9,876)	3.31%	6.27%	50 months
Customer Swaps:
Customer swaps	$41,400	$—	1.96%	1.96%	69 months

(1)	Cash flow hedges

(2)	Fair value hedges

(3)	Hedges variable rate long-term debt

(4)	Hedges fixed rate long-term debt

(5)	Hedges specific longer-term fixed rate commercial loans
Interest rate floors and caps are interest rate protection instruments that involve the payment from the seller to the buyer of an interest differential. This differential represents the difference between a short-term rate (e.g., six-month LIBOR) and an agreed upon rate (the strike rate) applied to a notional principal amount. By buying a cap, the Corporation will be paid the differential by a counterparty should the short-term rate rise above the strike level of the agreement. The primary risk associated with purchased floors and caps is the ability of the counterparties to meet the terms of the agreement. As of December 31, 2004 and 2003, the Corporation had purchased caps for asset/liability management of $200 million.

The Corporation measures the effectiveness of its hedges on a periodic basis. Any difference between the fair value change of the hedge versus the fair value change of the hedged item is considered to be the “ineffective” portion of the hedge. The ineffective portion of the hedge is recorded as an increase or decrease in the related income statement classification of the item being hedged.
At December 31, 2004, the estimated net fair value of the interest rate swaps and the cap designated as cash flow hedges was a $14.6 million unrealized loss, or $8.8 million, net of tax benefit of $5.8 million, carried as a component of accumulated other comprehensive income. At December 31, 2003, the estimated fair value of the interest rate swaps and the cap designated as cash flow hedges was a $19.9 million unrealized loss, or $11.9 million, net of tax benefit of $8.0 million, carried as a component of accumulated other comprehensive income. These instruments are used to hedge the exposure to the variability in interest payments of variable rate liabilities. The ineffective portion of the hedges recorded through the statements of income was immaterial. For the years ended December 31, 2004 and 2003, the Corporation recognized interest expense of $7.3 million and $7.7 million, respectively, for interest rate swaps accounted for as cash flow hedges. As of December 31, 2004, approximately $5.9 million of the deferred net losses on derivative instruments that are recorded in accumulated other comprehensive income are expected to be reclassified to interest expense within the next twelve months.
At December 31, 2004 and 2003, the estimated net fair value of the interest rate swaps designated as fair value hedges was an unrealized gain of $6.5 million and $2.6 million, respectively. These swaps hedge against changes in the fair value of certain loans and long-term debt.
For the mortgage derivatives, which are not accounted for as hedges, changes in the fair value are recorded to mortgage banking income. The fair value of the mortgage derivatives at December 31, 2004 was a net loss of $0.7 million, compared to a net loss of $0.2 million at December 31, 2003, with the change of $0.5 million reducing mortgage banking income for 2004. The $0.7 million net fair value loss for mortgage derivatives at December 31, 2004 was composed of the net loss on commitments to sell approximately $148.6 million of loans to various investors and the net loss on commitments to fund approximately $125.9 million of loans to individual borrowers. The $0.2 million net fair value loss for mortgage derivatives at December 31, 2003 was composed of the net loss on commitments to sell approximately $152.0 million of loans to various investors and the net gain on commitments to fund approximately $114.1 million of loans to individual borrowers.

NOTE 15	PARENT COMPANY ONLY FINANCIAL INFORMATION:
Presented below are condensed financial statements for the Parent Company:
BALANCE SHEETS

	2004	2003

	($ in Thousands)
ASSETS
Cash and due from banks	$265	$924
Notes receivable from subsidiaries	259,827	374,878
Investment in subsidiaries	2,085,144	1,316,773
Other assets	110,638	103,837

Total assets	$2,455,874	$1,796,412

LIABILITIES AND STOCKHOLDERS’ EQUITY
Long-term debt	$389,685	$391,705
Accrued expenses and other liabilities	48,770	56,280

Total liabilities	438,455	447,985
Stockholders’ equity	2,017,419	1,348,427

Total liabilities and stockholders’ equity	$2,455,874	$1,796,412

STATEMENTS OF INCOME

	For the Years Ended December 31,

	2004	2003	2002

	($ in Thousands)
INCOME
Dividends from subsidiaries	$124,500	$179,500	$172,000
Management and service fees from subsidiaries	46,913	43,146	35,346
Interest income on notes receivable	11,979	9,172	5,641
Other income	4,562	2,464	3,510

Total income	187,954	234,282	216,497

EXPENSE
Interest expense on borrowed funds	12,718	11,474	12,627
Provision for loan losses	—	—	500
Personnel expense	28,936	29,219	22,918
Other expense	20,755	20,241	15,191

Total expense	62,409	60,934	51,236

Income before income tax benefit and equity in undistributed income	125,545	173,348	165,261
Income tax benefit	(1,510)	(1,093)	(1,759)

Income before equity in undistributed net income of subsidiaries	127,055	174,441	167,020
Equity in undistributed net income of subsidiaries	131,231	54,216	43,699

Net income	$258,286	$228,657	$210,719

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	2004	2003	2002

	($ in Thousands)
OPERATING ACTIVITIES
Net income	$258,286	$228,657	$210,719
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in equity in undistributed net income of subsidiaries	(131,231)	(54,216)	(43,699)
Depreciation and other amortization	495	378	335
(Gain) loss on sales of assets, net	(8)	2	2
(Increase) decrease in interest receivable and other assets	1,935	(269)	(41,651)
Increase in interest payable and other liabilities	(27,200)	(24,392)	(14,351)
Capital received from (contributed to) subsidiaries	(10,000)	95,470	(12,997)

Net cash provided by operating activities	92,277	245,630	98,358

INVESTING ACTIVITIES
Proceeds from sales of available for sale securities	1,398	—	—
Purchase of available for sale securities	—	—	(319)
Net cash paid in acquisition of subsidiary	(72,723)	—	(78,055)
Net (increase) decrease in notes receivable	114,847	(95,630)	(79,551)
Purchase of premises and equipment, net of disposals	(320)	(975)	(614)

Net cash provided by (used in) investing activities	43,202	(96,605)	(158,539)

FINANCING ACTIVITIES
Net decrease in short-term borrowings	(13,775)	—	—
Net increase in long-term debt	—	—	221,998
Cash dividends paid	(112,565)	(98,169)	(90,166)
Proceeds from exercise of stock options	23,857	24,831	16,564
Purchase and retirement of treasury stock	—	(74,533)	(44,046)
Purchase of treasury stock	(33,655)	(868)	(44,145)

Net cash provided by (used in) financing activities	(136,138)	(148,739)	60,205

Net increase (decrease) in cash and cash equivalents	(659)	286	24
Cash and cash equivalents at beginning of year	924	638	614

Cash and cash equivalents at end of year	$265	$924	$638

NOTE 16	FAIR VALUE OF FINANCIAL INSTRUMENTS:
SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires that the Corporation disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Corporation’s financial instruments.

The estimated fair values of the Corporation’s financial instruments on the balance sheet at December 31 are as follows:

	2004		2003

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

	($ in Thousands)
Financial assets:
Cash and due from banks	$389,311	$389,311	$389,140	$389,140
Interest-bearing deposits in other financial institutions	13,321	13,321	7,434	7,434
Federal funds sold and securities purchased under purchase under agreements to resell	55,440	55,440	3,290	3,290
Accrued interest receivable	88,953	88,953	67,264	67,264
Investment securities available for sale	4,815,344	4,815,344	3,773,784	3,773,784
Loans held for sale	64,964	64,964	104,336	104,504
Loans	13,881,887	13,980,035	10,291,810	10,503,111
Financial liabilities:
Deposits	12,786,239	12,814,524	9,792,843	9,855,813
Accrued interest payable	28,300	28,300	22,006	22,006
Short-term borrowings	2,926,716	2,926,716	1,928,876	1,928,876
Long-term funding	2,604,540	2,616,153	2,034,160	2,065,094
Interest rate swap and cap agreements(1)(3)	(8,104)	(8,104)	17,354	17,354
Standby letters of credit(2)(3)	(4,558)	(4,558)	2,275	2,275
Commitments to originate mortgage loans held for sale(3)	(450)	(450)	680	680
Forward commitments to sell residential mortgage loans(3)	(274)	(274)	(905)	(905)

(1)	At both December 31, 2004 and 2003, the notional amount of non-trading interest rate swap and cap agreements was $1.1 billion. See Notes 13 and 14 for information on the fair value of lending-related commitments and derivative financial instruments.

(2)	At December 31, 2004 and 2003, the commitment on standby letters of credit was $0.4 billion and $0.3 billion, respectively. See Note 13 for additional information on the standby letters of credit.

(3)	If carrying amount or fair value is bracketed, represents a loss position of the financial instrument.
Cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and securities purchased under agreements to resell, and accrued interest receivable— For these short-term instruments, the carrying amount is a reasonable estimate of fair value.
Investment securities available for sale— The fair value of investment securities available for sale, except certain state and municipal securities, is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. The fair value of certain state and municipal securities is not readily available through market sources other than dealer quotations, so fair value estimates are based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued.
Loans held for sale— Fair value is estimated using the prices of the Corporation’s existing commitments to sell such loans and/or the quoted market prices for commitments to sell similar loans.
Loans— Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, commercial real estate, lease financing, residential mortgage, credit card, and other consumer. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for similar maturities. Future cash flows are also adjusted for estimated reductions or delays due to delinquencies, nonaccruals, or potential charge offs.

Deposits— The fair value of deposits with no stated maturity such as noninterest-bearing demand deposits, savings, interest-bearing demand deposits, and money market accounts, is equal to the amount payable on demand as of December 31. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.
Accrued interest payable and short-term borrowings— For these short-term instruments, the carrying amount is a reasonable estimate of fair value.
Long-term funding— Rates currently available to the Corporation for debt with similar terms and remaining maturities are used to estimate fair value of existing borrowings.
Interest rate swap and cap agreements— The fair value of interest rate swap and cap agreements is obtained from dealer quotes. These values represent the estimated amount the Corporation would receive or pay to terminate the agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties.
Standby letters of credit— The fair value of standby letters of credit represent deferred fees arising from the related off-balance sheet financial instruments. These deferred fees approximate the fair value of these instruments and are based on several factors, including the remaining terms of the agreement and the credit standing of the customer.
Commitments to originate mortgage loans held for sale— The fair value of commitments to originate mortgage loans held for sale is estimated by comparing the Corporation’s cost to acquire mortgages and the current price for similar mortgage loans, taking into account the terms of the commitments and the creditworthiness of the counterparties.
Forward commitments to sell residential mortgage loans— The fair value of forward commitments to sell residential mortgage loans is the estimated amount that the Corporation would receive or pay to terminate the forward delivery contract at the reporting date based on market prices for similar financial instruments.
Limitations— Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Corporation’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Corporation’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

NOTE 17	REGULATORY MATTERS:
Restrictions on Cash and Due From Banks
The Corporation’s bank subsidiaries are required to maintain certain vault cash and reserve balances with the Federal Reserve Bank to meet specific reserve requirements. These requirements approximated $31.9 million at December 31, 2004.
Regulatory Capital Requirements
The Corporation, as well as the subsidiary banks and thrift, are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004, that the Corporation meets all capital adequacy requirements to which it is subject.
As of December 31, 2004 and 2003, the most recent notifications from the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action and the thrift subsidiary was adequately capitalized at December 31, 2004. To be categorized as well capitalized, the subsidiary banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions’ category.
The actual capital amounts and ratios of the Corporation and its significant subsidiaries are presented below. No deductions from capital were made for interest rate risk in 2004 or 2003.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions: (2)

	Amount	Ratio (1)	Amount	Ratio (1)	Amount	Ratio (1)

	($ In Thousands)
As of December 31, 2004:

Associated Banc-Corp

Total Capital	$1,817,016	12.33%	$1,178,460	+8.00%
Tier I Capital	1,420,386	9.64	589,230	≥4.00%
Leverage	1,420,386	7.79	729,025	≥4.00%
Associated Bank, N.A.

Total Capital	1,093,698	10.79	810,620	≥8.00%	$1,013,275	≥10.00%
Tier I Capital	885,340	8.74	405,310	≥4.00%	607,965	+ 6.00%
Leverage	885,340	6.46	548,085	≥4.00%	685,106	≥5.00%
First Federal Capital Bank(3)

Total Capital	202,883	9.86	164,544	≥8.00%	205,680	≥10.00%
Core Capital	188,217	5.16	145,810	≥4.00%	182,263	≥5.00%
Tangible Capital	188,217	5.16	54,679	≥4.00%
Tier I Capital	188,217	9.15			123,408	≥6.00%

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions: (2)

	Amount	Ratio (1)	Amount	Ratio (1)	Amount	Ratio (1)

	($ In Thousands)
As of December 31, 2003:

Associated Banc-Corp

Total Capital	$1,572,770	13.99%	$899,596	≥8.00%
Tier I Capital	1,221,647	10.86	449,798	≥4.00%
Leverage	1,221,647	8.37	584,108	≥4.00%
Associated Bank, N.A.

Total Capital	980,318	10.63	737,810	≥8.00%	$922,262	+10.00%
Tier I Capital	784,263	8.50	368,905	≥4.00%	553,357	+ 6.00%
Leverage	784,263	6.34	495,138	≥4.00%	618,923	+ 5.00%

Associated Bank Minnesota, N.A.(4)

Total Capital	156,196	11.94	104,688	≥8.00%	130,860	+10.00%
Tier I Capital	139,692	10.67	52,344	≥4.00%	78,516	+ 6.00%
Leverage	139,692	8.29	67,424	≥4.00%	84,279	+ 5.00%

(1)	Total Capital ratio is defined as Tier 1 Capital plus Tier 2 Capital divided by total risk-weighted assets. The Tier 1 Capital ratio is defined as Tier 1 Capital divided by total risk-weighted assets. The leverage ratio is defined as Tier 1 Capital divided by the most recent quarter’s average total assets. The Core Capital ratio is defined as Tier 1 (Core) Capital divided by adjusted total assets. The Tangible Capital ratio is defined as tangible capital divided by tangible assets.

(2)	Prompt corrective action provisions are not applicable at the bank holding company level.

(3)	Prompt corrective action provisions are not applicable for tangible capital, and capital adequacy provisions are not applicable for Tier 1 Capital at thrift institutions. Subsequent to year-end 2004, the Corporation merged First Federal into its Associated Bank, National Association, banking subsidiary during February 2005.

(4)	Not considered a significant subsidiary in 2004.
NOTE 18 EARNINGS PER SHARE:
Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options.
On April 28, 2004, the Board of Directors declared a 3-for-2 stock split, effected in the form of a stock dividend, payable May 12 to shareholders of record at the close of business on May 7. All share and per share data in the accompanying consolidated financial statements has been adjusted to reflect the effect of this stock split. As a result of the stock split, the Corporation distributed approximately 37 million shares of common stock. Any fractional shares resulting from the dividend were paid in cash. On April 24, 2002, the Board of Directors declared a 10% stock dividend, payable May 15 to shareholders of record at the close of business on April 29. All share and per share data in the accompanying consolidated financial statements has been adjusted to reflect the 10% stock dividend paid. As a result of the stock dividend, the Corporation distributed approximately 7 million shares of common stock. Any fractional shares resulting from the dividend were paid in cash.

Presented below are the calculations for basic and diluted earnings per share.

	For the Years Ended December 31,

	2004	2003	2002

	(In Thousands, except per share data)
Net income, as reported	$258,286	$228,657	$210,719

Weighted average shares outstanding	113,532	110,617	112,027
Effect of dilutive stock options outstanding	1,493	1,144	1,213

Diluted weighted average shares outstanding	115,025	111,761	113,240
Basic earnings per share	$2.28	$2.07	$1.88

Diluted earnings per share	$2.25	$2.05	$1.86

NOTE 19 SEGMENT REPORTING
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires selected financial and descriptive information about reportable operating segments. The statement uses a “management approach” concept as the basis for identifying reportable segments. The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions, allocating resources, and assessing performance. Consequently, the segments are evident from the structure of the enterprise’s internal organization, focusing on financial information that an enterprise’s chief operating decision-makers use to make decisions about the enterprise’s operating matters.
The Corporation’s primary segment is banking, conducted through its bank and lending subsidiaries. For purposes of segment disclosure under this statement, these entities have been combined as one segment that have similar economic characteristics and the nature of their products, services, processes, customers, delivery channels, and regulatory environment are similar. Banking consists of lending and deposit gathering (as well as other banking-related products and services) to businesses, governments, and consumers (including mortgages, home equity lending, and card products) and the support to deliver, fund, and manage such banking services.
The wealth management segment provides products and a variety of fiduciary, investment management, advisory, and Corporate agency services to assist customers in building, investing, or protecting their wealth, including insurance, brokerage, and trust/asset management. The other segment includes intersegment eliminations and residual revenues and expenses, representing the difference between actual amounts incurred and the amounts allocated to operating segments.
The accounting policies of the segments are the same as those described in Note 1. Selected segment information is presented below.

		Wealth		Consolidated
	Banking	Management	Other	Total

	($ in Thousands)
2004
Net interest income	$552,311	$316	$—	$552,627
Provision for loan losses	14,668	—	—	14,668
Noninterest income	150,225	79,609	(1,655)	228,179
Depreciation and amortization	36,174	2,495	—	38,669
Other noninterest expense	303,720	55,067	(1,655)	357,132
Income taxes	103,106	8,945	—	112,051

Net income	$244,868	$13,418	$—	$258,286

Total assets	$20,448,862	$81,236	$(9,962)	$20,520,136

Total revenues *	$684,604	$79,925	$(1,655)	$762,874
Percent of consolidated total revenues	90%	10%	—%	100%

		Wealth		Consolidated
	Banking	Management	Other	Total

	($ in Thousands)
2003
Net interest income	$510,213	$549	$—	$510,762
Provision for loan losses	46,813	—	—	46,813
Noninterest income	152,292	55,102	(2,853)	204,541
Depreciation and amortization	34,966	1,571	—	36,537
Other noninterest expense	267,761	45,329	(2,853)	310,237
Income taxes	89,559	3,500	—	93,059

Net income	$223,406	$5,251	$—	$228,657

Total assets	$15,195,428	$62,383	$(9,917)	$15,247,894

Total revenues *	$674,846	$55,651	$(2,853)	$727,644
Percent of consolidated total revenues	93%	7%	—%	100%

2002
Net interest income	$501,244	$22	$—	$501,266
Provision for loan losses	50,699	—	—	50,699
Noninterest income	137,886	43,282	(13,463)	167,705
Depreciation and amortization	33,588	222	—	33,810
Other noninterest expense	267,897	33,702	(13,463)	288,136
Income taxes	81,855	3,752	—	85,607

Net income	$205,091	$5,628	$—	$210,719

Total assets	$15,015,136	$43,737	$(15,598)	$15,043,275

Total revenues*	$656,772	$43,304	$(13,463)	$686,613
Percent of consolidated total revenues	96%	6%	(2)%	100%

*	Total revenues for this segment disclosure are defined to be the sum of net interest income plus noninterest income, net of mortgage servicing rights expense.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Associated Banc-Corp:
We have audited the accompanying consolidated balance sheets of Associated Banc-Corp and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Associated Banc-Corp and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Associated Banc-Corp’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
KPMG LLP
Chicago, Illinois
March 9, 2005

Market Information

			Market Price Range Sales Prices

	Dividends Paid	Book Value	High	Low	Close

2004
4th Quarter	$0.2500	$15.55	$34.85	$32.08	$33.23
3rd Quarter	0.2500	13.18	32.19	28.81	32.07
2nd Quarter	0.2500	12.53	30.13	27.09	29.63
1st Quarter	0.2267	12.67	30.37	28.08	29.86

2003
4th Quarter	$0.2267	$12.26	$28.75	$25.87	$28.53
3rd Quarter	0.2267	11.84	25.93	24.75	25.26
2nd Quarter	0.2267	11.92	25.61	21.43	24.41
1st Quarter	0.2067	11.60	23.48	21.55	21.55

Annual dividend rate: $1.00
Market information has been restated for the 3-for-2 stock split, effected in the form of a stock dividend, declared on April 28, 2004, and paid on May 12, 2004, to shareholders of record at the close of business on May 7, 2004.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
The Corporation maintains disclosure controls and procedures as required under Rule 13a-15 promulgated under the Securities Exchange Act of 1934 that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
As of December 31, 2004, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2004.
The Corporation acquired First Federal Capital Corp (“First Federal”) on October 29, 2004 by means of a merger. Following consummation of the merger, the Corporation began integrating its internal controls into First Federal’s operations and it is contemplated that this effort will be completed during the quarter ended March 31, 2005. As permitted under the rules of the Securities and Exchange Commission, management excluded from its assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2004, total assets of approximately $4.1 billion and total revenues of approximately $43 million as of and for the year ended December 31, 2004 associated with First Federal’s business. Management’s assessment of the Corporation’s internal control over financial reporting also excluded an evaluation of the internal control over financial reporting of First Federal. Other than with respect to the acquisition of First Federal, during the quarter ended December 31, 2004, there was no change in our internal control over financial reporting as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting
Management of Associated Banc-Corp (the “Corporation”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Corporation’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d —15(f) promulgated under the Securities Exchange Act of 1934.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
The Corporation acquired First Federal Capital Corp (“First Federal”) on October 29, 2004 by means of a merger. As permitted under the rules of the Securities and Exchange Commission, management excluded from its assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2004, total assets of approximately $4.1 billion and total revenues of approximately $43 million as of and for the year ended December 31, 2004 associated with First Federal’s business. Management’s assessment of the Corporation’s internal control over financial reporting also excluded an evaluation of the internal control over financial reporting of First Federal.
As of December 31, 2004, management assessed the effectiveness of the Corporation’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Corporation’s internal control over financial reporting as of December 31, 2004 is effective.
KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Corporation included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2004. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2004, is included on page 95 under the heading “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Associated Banc-Corp:
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Associated Banc-Corp maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Associated Banc-Corp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Associated Banc-Corp’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Associated Banc-Corp maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Associated Banc-Corp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Associated Banc-Corp acquired First Federal Capital Corp (“First Federal”) during 2004; and management excluded from its assessment of the effectiveness of Associated Banc-Corp’s internal control over financial reporting as of December 31, 2004, First Federal’s internal control over financial reporting associated with total assets of approximately $4.1 billion and total revenues of approximately $43 million included in the consolidated financial statements of Associated Banc-Corp and subsidiaries as of and for the year ended December 31, 2004. Our audit of internal control over financial reporting of Associated Banc-Corp also excluded an evaluation of the internal control over financial reporting of First Federal.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Associated Banc-Corp and subsidiaries as of Decem-

ber 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 9, 2005 expressed an unqualified opinion on those consolidated financial statements.
KPMG LLP
Chicago, Illinois
March 9, 2005

ITEM 9B. OTHER INFORMATION
On January 26, 2005, the Administrative Committee of the Board of Directors set the 2005 base salaries effective as of February 21, 2005, for Paul S. Beideman, Gordon J. Weber, Mark J. McMullen, Donald E. Peters, and Joseph B. Selner, the Chief Executive Officer and the other four most highly compensated executive officers of the Corporation in 2004, at $726,000, $369,500, $331,750, $309,100, and $322,900, respectively. Target bonuses for 2005 were established for these named executive officers at 85%, 50%, 50%, 40%, and 50%, respectively. These named executive officers also received option grants for 73,500, 35,000, 40,000, 39,000, and 50,000 options, respectively, to purchase shares of the Corporation’s common stock.
Based upon the 2005 compensation approved by the Administrative Committee, the Corporation expects that Mr. Daniel C. Fischer, Executive Vice President, Community Banking, will be among the four other most highly compensated executive officers in 2005. Mr. Fischer’s 2005 base salary is $341,250, his 2005 target bonus is set at 50%, and he received a grant of 45,000 options to purchase shares of the Corporation’s common stock.
Further, the Board of Directors set the 2005 Board fees at an annual retainer of $20,000 and a meeting fee of $1,500 for each board meeting attended. The directors will also receive $1,000 for each committee meeting attended, with an additional annual retainer of $5,000 to the committee chairman. The Chairman of the Board will continue to receive an additional $100,000 retainer. The common stock contribution to the Associated Banc-Corp Director’s Deferred Compensation Plan will be $35,000 for 2005, an increase of $10,000.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information in the Corporation’s definitive Proxy Statement, prepared for the 2005 Annual Meeting of Shareholders, which contains information concerning directors of the Corporation under the caption “Election of Directors,” and information concerning executive officers of the Corporation under the caption “Information About the Executive Officers,” is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information in the Corporation’s definitive Proxy Statement, prepared for the 2005 Annual Meeting of Shareholders, which contains information concerning this item, under the captions “Executive Compensation,” “Report of the Administrative Committee on Executive Compensation,” “Shareholder Return Performance Presentation,” and “Compensation Agreements” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information in the Corporation’s definitive Proxy Statement, prepared for the 2005 Annual Meeting of Shareholders, which contains information concerning this item, under the captions “Stock Ownership,” and “Equity Compensation Plan Information,” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information in the Corporation’s definitive Proxy Statement, prepared for the 2005 Annual Meeting of Shareholders, which contains information concerning this item under the caption “Certain Relationships and Related Transactions,” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information in the Corporation’s definitive Proxy Statement, prepared for the 2005 Annual Meeting of Shareholders, which contains information concerning this item under the caption “Report of the Audit Committee — Audit and Non-Audit Fees,” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) 1 and 2 Financial Statements and Financial Statement Schedules

The following financial statements and financial statement schedules are included under a separate caption “Financial Statements and Supplementary Data” in Part II, Item 8 hereof and are incorporated herein by reference.

Consolidated Balance Sheets— December 31, 2004 and 2003

Consolidated Statements of Income— For the Years Ended December 31, 2004, 2003, and 2002

Consolidated Statements of Changes in Stockholders’ Equity— For the Years Ended December 31, 2004, 2003, and 2002

Consolidated Statements of Cash Flows— For the Years Ended December 31, 2004, 2003, and 2002

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
(a) 3 Exhibits Required by Item 601 of Regulation S-K

Exhibit
Number	Description

(3)(a)	Articles of Incorporation	Exhibit (3)(a) to Report on Form 10-K for fiscal year ended December 31, 1999
(3)(b)	Articles of Amendment	Exhibit (3) to Current Report on Form 8-K filed on May 3, 2004
(3)(c)	Bylaws	Exhibit (3)(b) to Report on Form 10-K for fiscal year ended December 31, 1999
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
The Parent Company, by signing this report, agrees to furnish the SEC, upon its request, a copy of any instrument that defines the rights of holders of long-term debt of the Corporation for which consolidated or unconsolidated financial statements are required to be filed and that authorizes a total amount of securities not in excess of 10% of the total assets of the Corporation on a consolidated basis
*(10)(a)	Associated Banc-Corp Amended and Restated Long-Term Incentive Stock Plan	Exhibit 99.1 to the Corporation’s registration statement (333-121012) on Form S-8 filed under the Securities Act of 1933
*(10)(b)	Change of Control Plan of the Corporation effective April 25, 1994	Exhibit (10)(d) to Report on Form 10-K for fiscal year ended December 31, 1994
*(10)(c)	Deferred Compensation Plan and Deferred Compensation Trust effective as of December 16, 1993, and Deferred Compensation Agreement of the Corporation dated December 31, 1994	Exhibit (10)(e) to Report on Form 10-K for fiscal year ended December 31, 1994

Exhibit
Number	Description

*(10)(d)	Incentive Compensation Agreement (form) and schedules dated as of October 1, 2001	Exhibit (10)(e) to Report on Form 10-K for fiscal year ended December 31, 2001
*(10)(e)	Employment Agreement between the Parent Company and Paul S. Beideman effective April 28, 2003	Exhibit (10)(f) to Report on Form 10-K for fiscal year ended December 31, 2003
*(10)(f)	Associated Banc-Corp Directors’ Deferred Compensation Plan	Filed herewith
*(10)(g)	Associated Banc-Corp 1999 Non-Qualified Stock Option Plan	Exhibit 99.1 to the Corporation’s registration statement (333-121010) on Form S-8 filed under the Securities Act of 1933
*(10)(h)	Associated Banc-Corp 2003 Long-Term Incentive Plan	Exhibit 99.1 to the Corporation’s registration statement (333-121011) on Form S-8 filed under the Securities Act of 1933
*(10)(i)	Associated Banc-Corp Incentive Compensation Plan	Filed herewith
*(10)(j)	Separation Agreement and General Release, dated as of October 29, 2004, by and among First Federal Capital Corp, First Federal Capital Bank and Jack C. Rusch	Filed herewith
*(10)(k)	Noncompete Agreement, dated as of October 29, 2004, by and among Associated Banc-Corp and Jack C. Rusch	Filed herewith
*(10)(l)	Consulting Agreement, dated as of October 29, 2004, by and between Associated Bank and Jack C. Rusch	Filed herewith
*(10)(m)	First Federal Director Deferred Compensation Plan	Incorporated by reference as Exhibit 10.2 to First Federal Capital Corp’s 2003 Form 10-K from the 1989 Form 10-K.
*(10)(n)	2005 Compensation of Named Executive Officers of the Registrant	Filed herewith
*(10)(o)	2005 Cash Compensation for Non- Management Directors of the Registrant	Filed herewith
(11)	Statement Re Computation of Per Share Earnings	See Note 18 in Part II Item 8
(21)	Subsidiaries of the Parent Company	Filed herewith
(23)	Consent of Independent Registered Public Accounting Firm	Filed herewith
(24)	Power of Attorney	Filed herewith

Exhibit
Number	Description

(31.1)	Certification Under Section 302 of Sarbanes-Oxley by Paul S. Beideman, Chief Executive Officer	Filed herewith
(31.2)	Certification Under Section 302 of Sarbanes-Oxley by Joseph B. Selner, Chief Financial Officer	Filed herewith
(32)	Certification by the CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley.	Filed herewith

*	Management contracts and arrangements.
Schedules and exhibits other than those listed are omitted for the reasons that they are not required, are not applicable or that equivalent information has been included in the financial statements, and notes thereto, or elsewhere within.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSOCIATED BANC-CORP

Date: March 16, 2005	By: /s/ PAUL S. BEIDEMAN Paul S. Beideman President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paul S. Beideman Paul S. Beideman President and Chief Executive Officer	/s/ Ronald R. Harder* Ronald R. Harder Director

/s/ Joseph B. Selner Joseph B. Selner Chief Financial Officer Principal Financial Officer and Principal Accounting Officer	/s/ William R. Hutchinson* William R. Hutchinson Director

/s/ Karen T. Beckwith* Karen T. Beckwith Director	/s/ Richard T. Lommen* Richard T. Lommen Director

/s/ H.B. Conlon* H. B. Conlon Director	/s/ John C. Meng John C. Meng Director

/s/ Ruth M. Crowley* Ruth M. Crowley Director	/s/ J. Douglas Quick* J. Douglas Quick Director

/s/ Robert C. Gallagher* Robert C. Gallagher Chairman of the Board	/s/ Jack C. Rusch* Jack C. Rusch Director

* /s/ Brian R. Bodager Brian R. Bodager Attorney-in-Fact	/s/ John C. Seramur* John C. Seramur Vice Chairman

Date: March 16, 2005