Form 10-Q
period 2005-03-31
ASSOCIATED BANC-CORP
filed 2005-05-10
CIK 7789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	0-5519

Associated Banc-Corp

(Exact name of registrant as specified in its charter)

Wisconsin	39-1098068

(State or other jurisdiction of incorporation or organization)	(IRS employer identification no.)

1200 Hansen Road, Green Bay, Wisconsin	54304

(Address of principal executive offices)	(Zip code)

(920) 491-7000

(Registrant’s telephone number, including area code)

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant’s common stock, par value $0.01 per share, at April 30, 2005, was 129,747,037.

ASSOCIATED BANC-CORP

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements:

ASSOCIATED BANC-CORP

Consolidated Balance Sheets

	March 31,	March 31,	December 31,
	2005	2004	2004
	(Unaudited)	(Unaudited)	(Audited)
	(In Thousands, except share data)
ASSETS
Cash and due from banks	$327,487	$323,686	$389,311
Interest-bearing deposits in other financial institutions	14,202	17,057	13,321
Federal funds sold and securities purchased under agreements to resell	15,655	7,000	55,440
Investment securities available for sale, at fair value	4,835,134	3,883,470	4,815,344
Loans held for sale	79,975	120,699	64,964
Loans	13,923,196	10,486,610	13,881,887
Allowance for loan losses	(189,917)	(177,717)	(189,762)

Loans, net	13,733,279	10,308,893	13,692,125
Premises and equipment	180,315	130,028	184,944
Goodwill	679,993	224,388	679,993
Other intangible assets, net	119,381	59,899	119,440
Other assets	517,021	435,748	505,254

Total assets	$20,502,442	$15,510,868	$20,520,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$2,156,592	$1,755,485	$2,347,611
Interest-bearing deposits, excluding brokered certificates of deposit	9,819,201	7,716,290	10,077,069
Brokered certificates of deposit	218,111	230,983	361,559

Total deposits	12,193,904	9,702,758	12,786,239
Short-term borrowings	2,778,161	2,516,270	2,926,716
Long-term funding	3,332,804	1,749,418	2,604,540
Accrued expenses and other liabilities	172,502	147,129	185,222

Total liabilities	18,477,371	14,115,575	18,502,717

Stockholders’ equity
Preferred stock	—	—	—
Common stock (Par value $0.01 per share, authorized 250,000,000 shares, issued 130,042,415, 110,458,038, and 130,042,415 shares, respectively)	1,300	1,105	1,300
Surplus	1,128,148	582,559	1,127,205
Retained earnings	898,578	755,627	858,847
Accumulated other comprehensive income	10,505	66,526	41,205
Deferred compensation	(3,814)	(1,981)	(2,122)
Treasury stock, at cost (294,244, 289,875 and 272,355 shares, respectively)	(9,646)	(8,543)	(9,016)

Total stockholders’ equity	2,025,071	1,395,293	2,017,419

Total liabilities and stockholders’ equity	$20,502,442	$15,510,868	$20,520,136

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:

ASSOCIATED BANC-CORP

Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(In Thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$200,309	$135,252
Interest and dividends on investment securities and deposits with other financial institutions:
Taxable	41,034	31,032
Tax exempt	9,723	10,235
Interest on federal funds sold and securities purchased under agreements to resell	82	27

Total interest income	251,148	176,546
INTEREST EXPENSE
Interest on deposits	44,433	27,554
Interest on short-term borrowings	17,169	6,539
Interest on long-term funding	23,638	13,378

Total interest expense	85,240	47,471

NET INTEREST INCOME	165,908	129,075
Provision for loan losses	2,327	5,176

Net interest income after provision for loan losses	163,581	123,899
NONINTEREST INCOME
Trust service fees	8,328	7,868
Service charges on deposit accounts	18,665	12,397
Mortgage banking, net	9,884	2,254
Credit card and other nondeposit fees	9,111	5,671
Retail commission income	14,705	9,357
Bank owned life insurance income	2,168	3,355
Asset sale gains (losses), net	(302)	222
Investment securities gains, net	—	1,931
Other	8,814	3,132

Total noninterest income	71,373	46,187
NONINTEREST EXPENSE
Personnel expense	72,985	52,276
Occupancy	9,888	7,472
Equipment	4,018	2,999
Data processing	6,293	5,673
Business development and advertising	3,939	2,657
Stationery and supplies	1,844	1,226
Intangible amortization expense	1,994	782
Other	20,281	13,799

Total noninterest expense	121,242	86,884

Income before income taxes	113,712	83,202
Income tax expense	36,242	23,642

NET INCOME	$77,470	$59,560

Earnings per share:
Basic	$0.60	$0.54
Diluted	$0.59	$0.53
Average shares outstanding:
Basic	129,781	110,294
Diluted	131,358	111,830

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:

ASSOCIATED BANC-CORP
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

				Accumulated
				Other
	Common		Retained	Comprehensive	Deferred	Treasury
	Stock	Surplus	Earnings	Income	Compensation	Stock	Total
	(In Thousands, except per share data)
Balance, December 31, 2003	$734	$575,975	$724,356	$52,089	$(1,981)	$(2,746)	$1,348,427
Comprehensive income:
Net income	—	—	59,560	—	—	—	59,560
Net unrealized losses on derivative instruments, net of taxes of $2.5 million	—	—	—	(3,720)	—	—	(3,720)
Add: reclassification adjustment to interest expense for interest differential, net of taxes of $0.8 million,	—	—	—	1,180	—	—	1,180
Net unrealized holding gains on available for sale securities, net of taxes of $10.0 million	—	—	—	18,213	—	—	18,213
Reclassification adjustment for net gains on securities available for sale realized in net income, net of taxes of $0.7 million	—	—	—	(1,236)	—	—	(1,236)

Comprehensive income							73,997

Cash dividends, $0.23 per share	—	—	(25,021)	—	—	—	(25,021)
Common stock issued:
Incentive stock options	2	5,474	(3,268)	—	—	9,228	11,436
3-for-2 stock split effected in the form of a stock dividend	369	(369)	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(15,025)	(15,025)
Tax benefit of stock options	—	1,479	—	—	—	—	1,479

Balance, March 31, 2004	$1,105	$582,559	$755,627	$66,526	$(1,981)	$(8,543)	$1,395,293

Balance, December 31, 2004	$1,300	$1,127,205	$858,847	$41,205	$(2,122)	$(9,016)	$2,017,419
Comprehensive income:
Net income	—	—	77,470	—	—	—	77,470
Net unrealized gains on derivative instruments, net of taxes of $1.9 million	—	—	—	2,796	—	—	2,796
Add: reclassification adjustment to interest expense for interest differential, net of taxes of $0.5 million,	—	—	—	743	—	—	743
Net unrealized holding losses on available for sale securities, net of taxes of $19.3 million	—	—	—	(34,239)	—	—	(34,239)

Comprehensive income							46,770

Cash dividends, $0.25 per share	—	—	(32,481)	—	—	—	(32,481)
Common stock issued:
Incentive stock options	—	—	(5,258)	—	—	11,335	6,077
Purchase of treasury stock	—	—	—	—	—	(13,650)	(13,650)
Restricted stock awards granted, net of amortization	—	7	—	—	(1,692)	1,685	—
Tax benefit of stock options	—	936	—	—	—	—	936

Balance, March 31, 2005	$1,300	$1,128,148	$898,578	$10,505	$(3,814)	$(9,646)	$2,025,071

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:

ASSOCIATED BANC-CORP

Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2005	2004
	($ in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$77,470	$59,560
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,327	5,176
Depreciation and amortization	5,258	3,898
Provision for (reversal of) valuation allowance on mortgage servicing rights	(4,000)	2,500
Amortization (accretion) of:
Mortgage servicing rights	5,879	4,272
Intangible assets	1,994	782
Premiums and discounts on investments, loans and funding	7,105	6,133
Gain on sales of investment securities, net	—	(1,931)
(Gain) loss on sales of assets, net	302	(222)
Gain on sales of loans held for sale, net	(4,418)	(3,890)
Mortgage loans originated and acquired for sale	(337,406)	(359,791)
Proceeds from sales of mortgage loans held for sale	326,813	347,318
Increase in interest receivable	(7,172)	(2,340)
Increase (decrease) in interest payable	3,285	(1,723)
Net change in other assets and other liabilities	256	5,455

Net cash provided by operating activities	77,693	65,197

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(50,013)	(200,804)
Capitalization of mortgage servicing rights	(3,815)	(3,944)
Net increase in Federal Home Loan Bank stock	(2,373)	(1,739)
Purchases of:
Securities available for sale	(368,983)	(274,945)
Premises and equipment, net of disposals	(604)	(2,438)
Proceeds from:
Sales of securities available for sale	—	3,382
Calls and maturities of securities available for sale	290,947	191,308
Sales of other assets	1,446	3,382

Net cash used in investing activities	(133,395)	(285,798)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(592,335)	(90,085)
Net increase (decrease) in short-term borrowings	(112,605)	587,394
Repayment of long-term funding	(450,272)	(300,219)
Proceeds from issuance of long-term funding	1,150,240	—
Cash dividends	(32,481)	(25,021)
Proceeds from exercise of incentive stock options	6,077	11,436
Purchase of treasury stock	(13,650)	(15,025)

Net cash provided by (used in) financing activities	(45,026)	168,480

Net decrease in cash and cash equivalents	(100,728)	(52,121)
Cash and cash equivalents at beginning of period	458,072	399,864

Cash and cash equivalents at end of period	$357,344	$347,743

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$81,955	$49,194
Income taxes	6,468	135
Supplemental schedule of noncash investing activities:
Loans transferred to other real estate	1,656	4,933

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:

ASSOCIATED BANC-CORP

Notes to Consolidated Financial Statements

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with U.S. generally accepted accounting principles have been omitted or abbreviated. The information contained in the consolidated financial statements and footnotes in Associated Banc-Corp’s 2004 annual report on Form 10-K, should be referred to in connection with the reading of these unaudited interim financial statements.

NOTE 1: Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations, changes in stockholders’ equity, and cash flows of Associated Banc-Corp (individually referred to herein as the “Parent Company,” and together with all of its subsidiaries and affiliates, collectively referred to herein as the “Corporation”) for the periods presented, and all such adjustments are of a normal recurring nature. The consolidated financial statements include the accounts of all subsidiaries. All material intercompany transactions and balances are eliminated. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2: Reclassifications

Certain items in prior period consolidated financial statements have been reclassified to conform with the March 31, 2005 presentation.

NOTE 3: New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised December 2004), “Share-Based Payment,” (“SFAS 123R”), which replaces SFAS 123 and supersedes APB Opinion 25. SFAS 123R is effective for all stock-based awards granted on or after July 1, 2005. However, in April 2005, the SEC deferred the effective date of SFAS 123R to the first fiscal year beginning on or after June 15, 2005, with no other changes to SFAS 123R disclosure or measurement requirements. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and to be expensed over the applicable vesting period. Pro forma disclosure only of the income statement effects of share-based payments is no longer an alternative. In addition, companies must recognize compensation expense related to any stock-based awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. The Corporation anticipates adopting SFAS 123R prospectively in the first quarter of 2006, as required. The proforma information provided under Note 5 provides a reasonable estimate of the impact of adopting SFAS 123R on the Corporation’s results of operations.

In March 2004, the SEC issued Staff Accounting Bulletin (“SAB”) No. 105, “Application of Accounting Principles to Loan Commitments,” (“SAB 105”). SAB 105 provides guidance regarding loan commitments accounted for as derivative instruments. Specifically, SAB 105 requires servicing assets to be recognized only once the servicing asset has been contractually separated from the underlying loan by sale or securitization of the loan with servicing retained. As such, consideration for the expected future cash flows related to the associated servicing of the loan may not be recognized in valuing the loan commitment. This will result in a lower fair value mark of loan commitments, and recognition of the value of the servicing asset later upon sale or securitization of the underlying loan. The provisions of SAB 105 were effective for loan commitments accounted for as derivatives entered into after March 31, 2004. The adoption of SAB 105 did not have a material impact on the Corporation’s results of operations, financial position, or liquidity. See Note 10 for further discussion of the Corporation’s loan commitments accounted for as derivative instruments.

In March 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force in Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (“EITF 03-1”). EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the cost of the investment, and evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized through earnings equal to the difference between the investment’s cost and its fair value. In September 2004, the FASB delayed the accounting requirements of EITF 03-1 until additional implementation guidance is issued and goes into effect. The Corporation regularly evaluates its investments for possible other-than-temporary impairment and, therefore, does not expect the requirements of EITF 03-1 will have a material impact on the Corporation’s results of operations, financial position, or liquidity.

In December 2003, the AICPA’s Accounting Standards Executive Committee issued Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. The provisions of this SOP are effective for loans acquired in fiscal years beginning after December 15, 2004. The Corporation does not expect the requirements of SOP 03-3 to have a material impact on the Corporation’s current results of operations, financial position, or liquidity.

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

Presented below are the calculations for basic and diluted earnings per share.

	For the three months ended March 31,
	2005	2004
	(In Thousands, except per share data)
Net income	$77,470	$59,560

Weighted average shares outstanding	129,781	110,294
Effect of dilutive stock options outstanding	1,577	1,536

Diluted weighted average shares outstanding	131,358	111,830

Basic earnings per share	$0.60	$0.54

Diluted earnings per share	$0.59	$0.53

NOTE 5: Stock-Based Compensation

As allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Corporation accounts for stock-based compensation cost under the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related Interpretations, under which no compensation cost has been recognized for any periods presented, except with respect to restricted stock awards. Compensation expense for employee stock options is generally not recognized if the exercise price of the option equals or exceeds the fair value of the stock on the date of grant, as such options would have no intrinsic value at the date of grant.

The Corporation may issue common stock with restrictions to certain key employees. The shares are restricted as to transfer, but are not restricted as to dividend payment or voting rights. The restrictions lapse over three or five years, are contingent upon continued employment, and for performance awards are based on earnings per share performance goals. The Corporation amortizes the expense over the vesting period. During first quarter 2005, 51,000 shares of restricted stock shares were awarded and during second quarter 2003, 75,000 restricted stock shares were awarded. Expense of approximately $239,000 and $183,000 was recorded for the three months ended March 31, 2005 and 2004, respectively.

For purposes of providing the pro forma disclosures required under SFAS 123, the fair value of stock options granted in the comparable first quarter periods of 2005 and 2004 was estimated at the date of grant using a Black-Scholes option pricing model which was originally developed for use in estimating the fair value of traded options which have different characteristics from the Corporation’s employee stock options. The model is also sensitive to changes in the subjective assumptions that can materially affect the fair value estimate.

In January 2005, the Board of Directors, with subsequent approval of the Corporation’s shareholders, approved amendments to the Corporation’s Long-Term Incentive Stock Option Plans to eliminate the requirement that stock options may not be exercisable earlier than one year from the date of grant. With the shareholder approval of these amendments, the stock options issued in January 2005 will vest fully on June 30, 2005, while the stock options issued during 2004 or previous years will fully vest in three years from the date of grant. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS 123.

	For the Three Months Ended March 31,
	2005	2004
	($ in Thousands, except per share amounts)
Net income, as reported	$77,470	$59,560
Add: Stock-based employee compensation expenses included in reported net income, net of related tax effects	143	110
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,930)	(937)

Net income, as adjusted	$74,683	$58,733

Basic earnings per share, as reported	$0.60	$0.54
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(0.02)	(0.01)

Basic earnings per share, as adjusted	$0.58	$0.53

Diluted earnings per share, as reported	$0.59	$0.53
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(0.02)	—

Diluted earnings per share, as adjusted	$0.57	$0.53

The following assumptions were used in estimating the fair value for options granted in 2005 and 2004:

	2005	2004

Dividend yield	3.20%	3.04%
Risk-free interest rate	3.81%	3.59%
Weighted average expected life	6 yrs	7 yrs
Expected volatility	25.53%	28.11%

The weighted average per share fair values of options granted in the comparable first quarter periods of 2005 and 2004 were $7.18 and $7.04, respectively. The annual expense allocation methodology attributes a higher percentage of the reported expense to earlier years than to later years, resulting in accelerated expense recognition for proforma disclosure purposes.

NOTE 6: Business Combinations

As required, the Corporation’s acquisitions are accounted for under the purchase method of accounting; thus, the results of operations of each acquired entity prior to its respective consummation date are not included in the accompanying consolidated financial statements.

Pending Business Combination:
State Financial Services Corporation (“State Financial”): On March 21, 2005, the Corporation announced the signing of a definitive agreement to acquire State Financial. Based on the terms of the agreement, State Financial shareholders will receive 1.2 shares of the Corporation’s stock for each share of State Financial stock they hold. The Corporation anticipates it may repurchase up to approximately 1 million shares of its common stock issued in the transaction. The transaction is valued at approximately $278 million, based on the Corporation’s closing stock price on March 18, 2005. As of March 31, 2005, State Financial is a $1.5 billion financial services company based in Milwaukee, Wisconsin, with 29 banking branches in Southeastern Wisconsin and Northeastern Illinois and provides commercial and retail banking products, mortgage loan originations, and investment brokerage activities. As a result of the acquisition, the Corporation will enhance its current branch distribution network. The transaction is expected to be completed in the third quarter of 2005, pending approval by regulators and State Financial shareholders.

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

First Federal shareholders received 0.9525 shares of the Corporation’s common stock for each share of First Federal common stock held, an equivalent amount of cash, or a combination thereof. The merger agreement provided that the aggregate consideration paid by the Corporation for the First Federal outstanding common stock must be equal to 90% stock and 10% cash and therefore, the consummation of the transaction included the issuance of approximately 19.4 million shares of common stock and $75 million in cash.

To record the transaction, the Corporation assigned estimated fair values to the assets acquired and liabilities assumed. The excess cost of the acquisition over the estimated fair value of the net assets acquired was allocated to identifiable intangible assets with the remainder then allocated to goodwill. Goodwill of approximately $447 million, a core deposit intangible of approximately $17 million (with a ten-year estimated life), and other intangibles of $4 million recognized at acquisition were assigned to the banking segment. If additional evidence becomes available subsequent to but within one year of recording the transaction indicating a significant difference from an initial estimated fair value used, goodwill could be adjusted.

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

The following represents required supplemental pro forma disclosure of total revenue, net income, and earnings per share as though the First Federal acquisition had been completed at the beginning of 2004.

	For the Three Months Ended March 31,
	2005	2004
	As Reported	Pro Forma
	(In Thousands, except per share data)
Total revenue	$237,281	$219,970
Net income	77,470	68,886
Basic earnings per share	0.60	0.60
Diluted earnings per share	0.59	0.59

The pro forma results include amortization of newly created intangibles, interest cost on the cash consideration, and amortization of fair value adjustments on loans, investments, deposits and debt. The pro forma weighted average common shares used in the earnings per share calculations include adjustments for shares issued for the acquisition and the estimated impact of additional dilutive securities but does not assume any incremental share repurchases. The pro forma results presented do not reflect cost savings or revenue enhancements anticipated from the acquisition and are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of the 2004 period presented, nor are they necessarily indicative of future results.

Jabas Group, Inc. (“Jabas”): On April 1, 2004, the Corporation (through its subsidiary, Associated Financial Group, LLC) consummated its cash acquisition of 100% of the outstanding shares of Jabas. Jabas is an insurance agency specializing in employee benefit products headquartered in Kimberly, Wisconsin, and was acquired to enhance the Corporation’s existing insurance business. Jabas operates as part of Associated Financial Group, LLC. The acquisition was individually immaterial to the consolidated financial results. Goodwill of approximately $8 million and other intangibles of approximately $6 million recognized in the transaction at acquisition were assigned to the wealth management segment. Goodwill may increase up to an additional $8 million in the future as contingent payments may be made to the former Jabas shareholders through December 31, 2007, if Jabas exceeds certain performance targets. Goodwill was increased during fourth quarter 2004 by approximately $0.7 million for contingent consideration paid in 2004 per the agreement.

NOTE 7: Investment Securities

The following represents gross unrealized losses and the related fair value of securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2005.

	Less than 12 months		12 months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
			($ in Thousands)
U. S. Treasury securities	$(243)	$24,740	$(144)	$7,854	$(387)	$32,594
Federal agency securities	(1,804)	128,738	(736)	25,348	(2,540)	154,086
Obligations of state and political subdivisions	(128)	21,398	(482)	53,668	(610)	75,066
Mortgage-related securities	(17,703)	1,219,876	(24,592)	1,475,158	(42,295)	2,695,034
Other securities (equity)	(4)	296	—	—	(4)	296

Total	$(19,882)	$1,395,048	$(25,954)	$1,562,028	$(45,836)	$2,957,076

Management does not believe any individual unrealized loss at March 31, 2005 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-related securities relate primarily to securities issued by government agencies such as the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation (“FHLMC”). These unrealized losses are primarily attributable to changes in interest rates and not credit deterioration and individually were 5.6% or less of their respective amortized cost basis. The Corporation currently has both the intent and ability to hold the securities contained in the previous table for a time necessary to recover the amortized cost.

The Corporation owns (not included in the above table) a collateralized mortgage obligation (“CMO”) determined to have an other-than-temporary impairment that resulted in a write-down on the security of $0.2 million during 2004, based on continued evaluation. As of March 31, 2005, this CMO had a carrying value of $0.9 million. The Corporation also owns (not included in the above table) three FHLMC preferred stock securities determined to have an other-than-temporary impairment that resulted in a write-down on these securities of $2.2 million during 2004. At March 31, 2005, these FHLMC preferred shares had a carrying value of $8.4 million.

NOTE 8: Goodwill and Other Intangible Assets

Goodwill: Goodwill is not amortized, but is subject to impairment tests on at least an annual basis. No impairment loss was necessary in 2004 or through March 31, 2005. At March 31, 2005, goodwill of $659 million is assigned to the banking segment and goodwill of $21 million is assigned to the wealth management segment. The change in the carrying amount of goodwill was as follows.

	Three months ended		Year ended
	March 31, 2005	March 31, 2004	December 31, 2004
	($ in Thousands)
Goodwill:
Balance at beginning of period	$679,993	$224,388	$224,388
Goodwill acquired	—	—	455,605

Balance at end of period	$679,993	$224,388	$679,993

Other Intangible Assets: The Corporation has other intangible assets that are amortized, consisting of core deposit intangibles, other intangibles (primarily related to customer relationships acquired in connection with the Corporation’s insurance agency acquisitions), and mortgage servicing rights. The core deposit intangibles and mortgage servicing rights are assigned to the banking segment, while other intangibles of $17 million are assigned to the wealth management segment and $3 million are assigned to the banking segment as of March 31, 2005.

For core deposit intangibles and other intangibles, changes in the gross carrying amount, accumulated amortization, and net book value were as follows.

	At or for the		At or for the
	Three months ended		Year ended
	March 31, 2005	March 31, 2004	December 31, 2004
	($ in Thousands)
Core deposit intangibles: (1)
Gross carrying amount	$28,202	$16,783	$33,468
Accumulated amortization	(7,063)	(9,699)	(11,335)

Net book value	$21,139	$7,084	$22,133

Additions during the period	$—	$—	$16,685
Amortization during the period	(993)	(399)	(2,035)

Other intangibles:
Gross carrying amount	$24,578	$14,751	$24,578
Accumulated amortization	(4,518)	(1,585)	(3,517)

Net book value	$20,060	$13,166	$21,061

Additions during the period	$—	$—	$9,827
Amortization during the period	(1,001)	(383)	(2,315)

(1) Core deposit intangibles of $5.3 million were fully amortized during 2004 and were removed from both the gross carrying amount and the accumulated amortization effective January 1, 2005.

A summary of changes in the balance of the mortgage servicing rights asset and the mortgage servicing rights valuation allowance was as follows.

	At or for the		At or for the
	Three months ended		Year ended
	March 31, 2005	March 31, 2004	December 31, 2004
	($ in Thousands)
Mortgage servicing rights:
Mortgage servicing rights at beginning of period	$91,783	$65,062	$65,062
Additions (1)	3,815	3,944	50,508
Amortization	(5,879)	(4,272)	(17,932)
Other-than-temporary impairment	(48)	(623)	(5,855)

Mortgage servicing rights at end of period	$89,671	$64,111	$91,783

Valuation allowance at beginning of period	(15,537)	(22,585)	(22,585)
Additions	—	(2,500)	(5,461)
Reversals	4,000	—	6,654
Other-than-temporary impairment	48	623	5,855

Valuation allowance at end of period	(11,489)	(24,462)	(15,537)

Mortgage servicing rights, net	$78,182	$39,649	$76,246

Portfolio of residential mortgage loans serviced for others (2)	$9,528,000	$5,904,000	$9,543,000
Mortgage servicing rights, net to Portfolio of residential mortgage loans serviced for others	0.82%	0.67%	0.80%

(1)	Included in the December 31, 2004, additions to mortgage servicing rights was $31.8 million from First Federal at acquisition.

(2)	Included in the December 31, 2004, portfolio of residential mortgage loans serviced for others was $3.5 billion from First Federal at acquisition.

Mortgage servicing rights are amortized in proportion to and over the period of estimated servicing income. The Corporation periodically evaluates its mortgage servicing rights asset for impairment. A valuation allowance is established to the extent the carrying value of the mortgage servicing rights exceeds the estimated fair value by stratification. During first quarter 2005, a $4.0 million reversal of valuation allowance was recorded, while a $2.5 million addition to and a $1.2 million reversal of valuation allowance was recorded during first quarter 2004 and full year 2004, respectively. Mortgage servicing rights expense, which includes the amortization of the mortgage servicing rights and increases or decreases to the valuation allowance associated with the mortgage servicing rights, was $1.9 million and $6.8 million for the three months ended March 31, 2005 and 2004, respectively, and $16.7 million for the year ended December 31, 2004.

An other-than-temporary impairment is recognized as a write-down of the mortgage servicing rights asset and the related valuation allowance (to the extent valuation allowance is available) and then against earnings. The Corporation periodically evaluates its mortgage servicing rights asset for possible other-than-temporary impairment. During the first quarter of 2005, $48,000 was determined to be other-than-temporarily impaired, while $0.6 million and $5.9 million was determined to be other-than-temporarily impaired during first quarter 2004 and full year 2004, respectively. This resulted in a similar decrease in mortgage servicing rights and the valuation allowance.

The following table shows the estimated future amortization expense for amortizing intangible assets. The projections of amortization expense for the next five years are based on existing asset balances, the current interest rate environment, and prepayment speeds as of March 31, 2005. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon changes in interest rates, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

Estimated amortization expense:

	Core Deposit Intangible	Other Intangibles	Mortgage Servicing Rights
		($ in Thousands)
Year ending December 31,
2005	$4,000	$3,900	$21,500
2006	3,300	2,800	17,800
2007	2,900	1,300	14,700
2008	2,500	1,200	11,700
2009	2,100	1,100	8,600

NOTE 9: Long-term Funding

Long-term funding was as follows.

	March 31,	March 31,	December 31,
	2005	2004	2004
	($ in Thousands)
Federal Home Loan Bank advances	$1,394,252	$611,981	$1,158,294
Bank notes	875,000	300,000	500,000
Repurchase agreements	675,000	429,175	550,000
Subordinated debt, net	198,708	210,770	204,168
Junior subordinated debentures, net	183,324	190,900	185,517
Other borrowed funds	6,520	6,592	6,561

Total long-term funding	$3,332,804	$1,749,418	$2,604,540

Federal Home Loan Bank advances:
Long-term advances from the Federal Home Loan Bank had maturities through 2020 and had weighted-average interest rates of 3.04% at March 31, 2005, compared to 3.11% at March 31, 2004 and 2.91% at December 31, 2004. These advances had a combination of fixed and variable rates, of which, 78% were fixed at March 31, 2005, while 92% and 74% were fixed at March 31, and December 31, 2004, respectively.

Bank notes:
The long-term bank notes had maturities through 2008 and had weighted-average interest rates of 2.86% at March 31, 2005, 2.20% at March 31, 2004, and 2.54% at December 31, 2004. These notes had a combination of fixed and variable rates, of which 83% was variable rate at March 31, 2005, compared to 50% and 70% variable rate at March 31, and December 31, 2004, respectively.

Repurchase agreements:
The long-term repurchase agreements had maturities through 2008 and had weighted-average interest rates of 2.39% at March 31, 2005, 1.71% at March 31, 2004, and 1.89% at December 31, 2004. These repurchase agreements had a combination of fixed and variable rates, of which 85% was variable at March 31, 2005, while 23% and 82% were variable at March 31, and December 31, 2004, respectively.

Subordinated debt:
In August 2001, the Corporation issued $200 million of 10-year subordinated debt. This debt was issued at a discount and has a fixed interest rate of 6.75%. The Corporation also entered into an interest rate swap to hedge the interest rate risk on the subordinated debt. As of March 31, 2005, the fair value of the derivative was a $0.3 million loss, compared to an $11.9 million gain and $5.2 million gain at March 31, and December 31, 2004, respectively. The subordinated debt qualifies under the risk-based capital guidelines as Tier 2 supplementary capital for regulatory purposes.

Junior subordinated debentures:
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

During May 2002, the Corporation entered into an interest rate swap to hedge the interest rate risk on the Debentures. The fair value of the derivative was a $2.9 million gain at March 31, 2005, a $10.5 million gain at March 31, 2004, and a $5.1 million gain at December 31, 2004. Given the fair value hedge, the Debentures are carried on the balance sheet at fair value.

NOTE 10: Derivative and Hedging Activities

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

The Corporation measures the effectiveness of its hedges, where applicable, on a periodic basis. Any difference between the fair value change of the hedge versus the fair value change of the hedged item is considered to be the “ineffective” portion of a fair value hedge. The ineffective portion of fair value hedges are recorded as an increase or decrease in the related income statement classification of the item being hedged. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. For the mortgage derivatives, which are not accounted for as hedges, changes in the fair value are recorded as an adjustment to mortgage banking income.

Included in the table below for March 31, 2005, were customer swaps and caps for which the Corporation has mirror swaps and caps. The fair value of these customer swaps and caps is recorded in earnings and the net impact for the 2005 period was immaterial.

	Notional	Estimated Fair	Weighted Average
	Amount	Market Value	Receive Rate	Pay Rate	Maturity
March 31, 2005	($ in Thousands)
Swaps–receive variable / pay fixed (1), (3)	$200,000	$(8,896)	2.61%	5.03%	73 months
Swaps–receive fixed / pay variable (2), (4)	375,000	2,571	7.21%	4.62%	196 months
Caps–written (1), (3)	200,000	173	Strike 4.72%	—	17 months
Swaps–receive variable / pay fixed (2), (5)	334,075	1,382	4.82%	6.41%	50 months
Customer and mirror swaps	90,404	—	3.30%	3.30%	102 months
Customer and mirror caps	23,550	—	—	—	53 months

(1)	Cash flow hedges

(2)	Fair value hedges

(3)	Hedges variable rate long-term debt

(4)	Hedges fixed rate long-term debt

(5)	Hedges specific longer-term fixed rate commercial loans

For the mortgage derivatives, which are not accounted for as hedges, changes in the fair value are recorded to mortgage banking income. The fair value of the mortgage derivatives at March 31, 2005 was a net loss of $0.3 million, compared to a net gain of $0.4 million at March 31, 2004. The $0.3 million net fair value loss of mortgage derivatives at March 31, 2005, is comprised of the net loss on commitments to fund approximately $141 million of loans to individual borrowers and the net gain on commitments to sell approximately $167 million of loans to various investors. The $0.4 million net fair value gain of mortgage derivatives at March 31, 2004, is composed of the net gain on commitments to fund approximately $385 million of loans to individual borrowers and the net loss on commitments to sell approximately $403 million of loans to various investors.

NOTE 11: Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities

Commitments and Off-Balance Sheet Risk
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related commitments (see below) and derivative instruments (see Note 10).

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

Commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are defined as derivatives and are therefore required to be recorded on the consolidated balance sheet at fair value. The Corporation’s derivative and hedging activity is further summarized in Note 10. The following is a summary of lending-related commitments at March 31.

	March 31,
	2005	2004
	($ in Thousands)
Commitments to extend credit, excluding commitments to originate mortgage loans (1)	$4,390,044	$3,683,874
Commercial letters of credit (1)	25,449	17,106
Standby letters of credit (2)	430,198	339,294

(1)	These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and thus are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and is not material at March 31, 2005 or 2004.

(2)	As required by FASB Interpretation No. 45, an interpretation of FASB Statements No. 5, 57, and 107, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the Corporation has established a liability of $4.9 million and $2.7 million at March 31, 2005 and 2004, respectively, as an estimate of the fair value of these financial instruments.

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

Residential mortgage loans sold to others are sold on a nonrecourse basis, though First Federal retained the credit risk on the underlying loans it sold to the Federal Home Loan Bank (“FHLB”), prior to its acquisition by the Corporation, in exchange for a monthly credit enhancement fee. At March 31, 2005, there were $2.3 billion of such loans with credit risk recourse, upon which there has been negligible historical losses.

NOTE 12: Retirement Plans

The Corporation has a noncontributory defined benefit retirement plan covering substantially all full-time employees. The benefits are based primarily on years of service and the employee’s compensation paid. The Corporation’s funding policy is to pay at least the minimum amount required by the funding requirements of federal law and regulations.

In connection with the First Federal acquisition on October 29, 2004, the Corporation assumed the First Federal pension plan. The First Federal pension plan was frozen on December 31, 2004, and qualified participants in this plan were eligible to participate in the Associated pension plan as of January 1, 2005. The net periodic benefit cost of the retirement plans is as follows.

	Three months ended March 31,
	2005	2004
	($ in Thousands)
Components of Net Periodic Benefit Cost
Service cost	$2,340	$1,674
Interest cost	1,346	964
Expected return on plan assets	(1,994)	(1,572)
Amortization of:
Transition asset	(81)	(81)
Prior service cost	19	19
Actuarial loss	193	92

Total net periodic benefit cost	$1,823	$1,096

As previously disclosed in its consolidated financial statements for the year ended December 31, 2004, the Corporation contributed $8 million to its pension plans during the first quarter of 2005. The Corporation regularly reviews the funding of its pension plans and generally contributes to its plan assets based on the minimum amounts required by funding requirements with consideration given to the maximum funding amounts allowed.

NOTE 13: Segment Reporting

Selected financial and descriptive information is required to be provided about reportable operating segments, considering a “management approach” concept as the basis for identifying reportable segments. The management approach is to be based on the way that management organizes the segments within the enterprise for making operating decisions, allocating resources, and assessing performance. Consequently, the segments are to be evident from the structure of the enterprise’s internal organization, focusing on financial information that an enterprise’s chief operating decision-makers use to make decisions about the enterprise’s operating matters.

The Corporation’s primary segment is banking, conducted through its bank and lending subsidiaries. For purposes of segment disclosure as allowed by the governing accounting statement, these entities have been combined as one segment that have similar economic characteristics and the nature of their products, services, processes, customers, delivery channels, and regulatory environment are similar. Banking consists of lending and deposit gathering (as well as other banking-related products and services) to businesses, governments, and consumers (including mortgages, home equity lending, and card products) and the support to deliver, fund, and manage such banking services.

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

Selected segment information is presented below.

		Wealth		Consolidated
	Banking	Management	Other	Total
	($ in Thousands)
As of and for the three months ended March 31, 2005
Net interest income	$165,796	$112	$—	$165,908
Provision for loan losses	2,327	—	—	2,327
Noninterest income	53,853	23,515	(116)	77,252
Depreciation and amortization	12,489	642	—	13,131
Other noninterest expense	98,960	15,146	(116)	113,990
Income taxes	33,106	3,136	—	36,242

Net income	$72,767	$4,703	$—	$77,470

Total assets	$20,439,142	$86,494	$(23,194)	$20,502,442

Total revenues *	$213,770	$23,627	$(116)	$237,281
Percent of consolidated total revenues	90%	10%	—	100%

As of and for the three months ended March 31, 2004

Net interest income	$128,944	$131	$—	$129,075
Provision for loan losses	5,176	—	—	5,176
Noninterest income	33,304	17,732	(577)	50,459
Depreciation and amortization	8,486	466	—	8,952
Other noninterest expense	70,384	12,397	(577)	82,204
Income taxes	21,642	2,000	—	23,642

Net income	$56,560	$3,000	$—	$59,560

Total assets	$15,458,867	$67,963	$(15,962)	$15,510,868

Total revenues *	$157,976	$17,863	$(577)	$175,262
Percent of consolidated total revenues	90%	10%	—	100%

* Total revenues for this segment disclosure are defined to be the sum of net interest income plus noninterest income, net of mortgage servicing rights amortization.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, could affect the future financial results of the Corporation and could cause those results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document. These factors, many of which are beyond the Corporation’s control, include the following:

•	operating, legal, and regulatory risks;

•	economic, political, and competitive forces affecting the Corporation’s banking, securities, asset management, and credit services businesses;

•	integration risks related to integration of First Federal and other acquisitions;

•	impact on net interest income of changes in monetary policy and general economic conditions; and

•	the risk that the Corporation’s analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. Forward-looking statements speak only as of the date they are made. The Corporation undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of the Corporation’s financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith.

The following discussion refers to the Corporation’s business combination activity that may impact the comparability of certain financial data (see Note 6, “Business Combinations,” of the notes to consolidated financial statements). In particular, consolidated financial results for first quarter 2004 reflect no contribution from its October 29, 2004, purchase acquisition of First Federal and April 1, 2004, purchase acquisition of Jabas.

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

Allowance for Loan Losses: Management’s evaluation process used to determine the adequacy of the allowance for loan losses is subject to the use of estimates, assumptions, and judgments. The evaluation process combines several factors: management’s ongoing review and grading of the loan portfolio, consideration of past loan loss and delinquency experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect probable credit losses. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change significantly. As an integral part of their examination process, various regulatory agencies also review the allowance for loan losses. Such agencies may require that certain loan balances be charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. The Corporation believes the allowance for loan losses is adequate as recorded in the consolidated financial statements. See section “Allowance for Loan Losses.”

Mortgage Servicing Rights Valuation: The fair value of the Corporation’s mortgage servicing rights asset is important to the presentation of the consolidated financial statements since the mortgage servicing rights are carried on the consolidated balance sheet at the lower of amortized cost or estimated fair value. Mortgage servicing rights do not trade in an active open market with readily observable prices. As such, like other participants in the mortgage banking business, the Corporation relies on an internal discounted cash flow model to estimate the fair value of its mortgage servicing rights. The use of an internal discounted cash flow model involves judgment, particularly of estimated prepayment speeds of underlying mortgages serviced and the overall level of interest rates. Loan type and note rate are the predominant risk characteristics of the underlying loans used to stratify capitalized mortgage servicing rights for purposes of measuring impairment. The Corporation consults periodically with third parties as to the assumptions used and to determine that the resultant valuation is within the context of the market. In addition, the Corporation periodically reviews the assumptions underlying the valuation of mortgage servicing rights. While the Corporation believes that the values produced by its internal model are indicative of the fair value of its mortgage servicing rights portfolio, these values can change significantly depending upon key factors, such as the then current interest rate environment, estimated prepayment speeds of the underlying mortgages serviced, and other economic conditions. To better understand the sensitivity of the impact on prepayment speeds to changes in interest rates, if mortgage interest rates moved up 50 basis points (“bp”) at March 31, 2005 (holding all other factors unchanged), it is anticipated that prepayment speeds would have slowed and the modeled estimated value of mortgage servicing rights could have been $4 million higher than that determined at March 31, 2005 (leading to more valuation allowance reversal and an increase in mortgage banking income). Conversely, if mortgage interest rates moved down 50 bp, prepayment speeds would have likely increased and the modeled estimated value of mortgage servicing rights could have been $8 million lower (leading to adding more valuation allowance and a decrease in mortgage banking income). The proceeds that might be received should the Corporation actually consider a sale of the mortgage servicing rights portfolio could differ from the amounts reported at any point in time. The Corporation believes the mortgage servicing rights asset is properly recorded in the consolidated financial statements. See Note 8, “Goodwill and Other Intangible Assets,” of the notes to consolidated financial statements and section “Noninterest Income.”

Derivative Financial Instruments and Hedge Accounting: In various aspects of its business, the Corporation uses derivative financial instruments to modify exposures to changes in interest rates and market prices for other financial instruments. Substantially all of these derivative financial instruments are designated as hedges for financial reporting purposes. The application of the hedge accounting policy requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings, and measurement of changes in the fair value of hedged items. However, if in the future the derivative financial instruments used by the Corporation no longer qualify for hedge accounting treatment and, consequently, the change in the fair value of hedged items could no longer be recognized in earnings, the impact on the consolidated results of operations and reported earnings could be significant. The Corporation believes hedge effectiveness is evaluated properly in the consolidated financial statements. See Note 10, “Derivative and Hedging Activities,” of the notes to consolidated financial statements.

Income Tax Accounting: The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. The Corporation believes the tax assets and liabilities are adequate and properly recorded in the consolidated financial statements. See section “Income Taxes.”

Segment Review

As described in Note 13, “Segment Reporting,” of the notes to consolidated financial statements, the Corporation’s primary reportable segment is banking. Banking consists of lending and deposit gathering (as well as other banking-related products and services) to businesses, governments, and consumers and the support to deliver, fund, and manage such banking services. The Corporation’s wealth management segment provides products and a variety of fiduciary, investment management, advisory, and Corporate agency services to assist customers in building, investing, or protecting their wealth, including insurance, brokerage, and trust/asset management.

Note 13, “Segment Reporting,” of the notes to consolidated financial statements, indicates that the banking segment represents 90% of total revenues, as defined in the Note. The Corporation’s profitability is predominantly dependent on net interest income, noninterest income, the level of the provision for loan losses, noninterest expense, and taxes of its banking segment. The consolidated discussion is therefore predominantly describing the banking segment results. The critical accounting policies primarily affect the banking segment, with the exception of income tax accounting, which affects both the banking and wealth management segments (see section “Critical Accounting Policies”).

Results of Operations — Summary

Net income for the three months ended March 31, 2005 totaled $77.5 million, or $0.60 and $0.59 for basic and diluted earnings per share, respectively. Comparatively, net income for the first quarter of 2004 was $59.6 million, or $0.54 and $0.53 for basic and diluted earnings per share, respectively. For the first quarter of 2005 the annualized return on average assets was 1.54% and the annualized return on average equity was 15.52%, compared to 1.57% and 17.37%, respectively, for the comparable period in 2004. The net interest margin for the first three months of 2005 was 3.68% compared to 3.80% for the first three months of 2004.

TABLE 1 (1)
Summary Results of Operations: Trends
($ in Thousands, except per share data)

	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
	2005	2004	2004	2004	2004

Net income (Quarter)	$77,470	$70,855	$63,366	$64,505	$59,560
Net income (Year-to-date)	77,470	258,286	187,431	124,065	59,560

Earnings per share — basic (Quarter)	$0.60	$0.57	$0.58	$0.59	$0.54
Earnings per share — basic (Year-to-date)	0.60	2.28	1.70	1.13	0.54

Earnings per share — diluted (Quarter)	$0.59	$0.57	$0.57	$0.58	$0.53
Earnings per share — diluted (Year-to-date)	0.59	2.25	1.68	1.11	0.53

Return on average assets (Quarter)	1.54%	1.49%	1.60%	1.67%	1.57%
Return on average assets (Year-to-date)	1.54	1.58	1.62	1.62	1.57

Return on average equity (Quarter)	15.52%	15.46%	17.76%	18.87%	17.37%
Return on average equity (Year-to-date)	15.52	17.22	18.00	18.12	17.37

Return on tangible average equity (Quarter) (2)	24.13%	22.47%	21.69%	23.15%	21.13%
Return on tangible average equity (Year-to-date) (2)	24.13	22.11	21.98	22.13	21.13

Efficiency ratio (Quarter) (3)	49.73%	49.07%	47.75%	46.82%	48.40%
Efficiency ratio (Year-to-date) (3)	49.73	48.04	47.63	47.57	48.40

Net interest margin (Quarter)	3.68%	3.74%	3.76%	3.80%	3.80%
Net interest margin (Year-to-date)	3.68	3.80	3.79	3.80	3.80

(1) All per share financial information has been restated to reflect the effect of the May 2004 3-for-2 stock split.

(2) Return on tangible average equity = Net income divided by average equity excluding average goodwill and other intangible assets. This is a non-GAAP financial measure.

(3) Efficiency ratio = Noninterest expense divided by sum of taxable equivalent net interest income plus noninterest income, excluding investment securities gains (losses), net, and asset sales gains (losses), net.

Net Interest Income and Net Interest Margin

Net interest income on a taxable equivalent basis for the three months ended March 31, 2005, was $172.1 million, an increase of $36.7 million or 27.1% over the comparable period last year. As indicated in Tables 2 and 3, the increase in taxable equivalent net interest income was attributable principally to favorable volume variances (with balance sheet growth from both the First Federal acquisition and organic growth adding $40.1 million to taxable equivalent net interest income), reduced in part by unfavorable rate variances (as the impact of changes in the interest rate environment reduced taxable equivalent net interest income by $3.4 million).

The net interest margin for the first three months of 2005 was 3.68%, down 12 basis points (“bp”) from 3.80% for the same period in 2004. This comparable period decrease was a function of a 19 bp lower interest rate spread (the net of a 37 bp rise in the yield on earning assets and a 56 bp increase in the cost of interest-bearing liabilities) mitigated by a 7 bp higher contribution from net free funds (reflecting the higher interest rate environment in 2005).

The Federal Reserve raised interest rates by 25 bp seven times since mid-year 2004, resulting in an average Federal funds rate of 2.44% for first quarter 2005, 144 bp higher than 1.00% during the first quarter 2004. The benefits to the margin from the interest rate increases were substantially offset by the continued flattening of the yield curve and competitive pricing pressures (which the Corporation anticipates will continue in the near term), producing lower spreads on loans and higher rates on deposits.

The yield on earning assets was 5.51% for the first quarter of 2005, 37 bp higher than the comparable quarter last year. The average loan yield was 5.77%, up 60 bp, as increases in interest rates impacted the pricing on new and refinanced loans, as well as, the repricing of variable rate loans. The average yield on investments and other earning assets was 4.75% for first quarter 2005, down 31 bp from first quarter 2004, attributable largely to the maturing of higher yielding investments and investments made during 2004 in the lower rate environment.

The cost of interest-bearing liabilities was 2.13% for the first quarter of 2005, up 56 bp compared to the same period in 2004, reflecting the rising rate environment. The average cost of interest-bearing deposits was 1.76%, 36 bp higher than the first quarter of 2004, and the cost of wholesale funds (comprised of short-term borrowings and long-term funding) was 2.76%, up 86 bp from first quarter 2004. The cost of short-term borrowings were the most unfavorably impacted by the higher interest rates between comparable first quarter periods, increasing 133 bp to 2.46%, while long-term debt rose more modestly, increasing only 18 bp to 3.03%, attributable to a greater percentage of more favorably priced variable rate debt in the first quarter of 2004.

Average earning assets grew to $18.8 billion for first quarter 2005, an increase of $4.6 billion or 32.2% over the comparable quarter last year. On average, loans increased $3.5 billion and investments were up $1.0 billion (predominantly mortgage-related securities), with First Federal adding $2.7 billion and $0.7 billion of loans and investments, respectively, at acquisition. The overall growth in average loans was comprised of increases in commercial loans (up $1.7 billion), retail loans (up $1.0 billion) and residential mortgages (up $0.8 billion).

Average interest-bearing liabilities were $16.1 billion for first quarter 2005, up $4.1 billion versus the comparable period in 2004, and net free funds increased $0.5 billion, both supporting the growth in earning assets. Noninterest-bearing demand deposits (a component of net free funds) were up $0.5 billion, attributable principally to First Federal. The increase in interest-bearing liabilities was comprised of growth in interest-bearing deposits (up $2.3 billion, with First Federal adding $2.2 billion at acquisition) and higher wholesale funding balances (up $1.7 billion). Long-term debt expanded by $1.2 billion (including $0.4 billion from First Federal) and represented 19.3% of average interest-bearing liabilities for the first quarter 2005 versus 15.4% for the comparable quarter in 2004. The remaining funding needs were filled with short-term borrowings (up $0.5 billion).

TABLE 2
Net Interest Income Analysis
($ in Thousands)

	Three months ended March 31, 2005			Three months ended March 31, 2004
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

Earning assets:
Loans: (1) (2) (3) (4)
Commercial	$8,265,444	$115,902	5.61%	$6,532,215	$79,787	4.83%
Residential mortgage	2,836,893	39,418	5.58%	2,041,383	29,109	5.71%
Retail	2,875,284	45,378	6.40%	1,859,813	26,619	5.75%

Total loans	13,977,621	200,698	5.77%	10,433,411	135,515	5.17%
Investments and other (1)	4,778,934	56,672	4.75%	3,752,158	47,435	5.06%

Total earning assets	18,756,555	257,370	5.51%	14,185,569	182,950	5.14%
Other assets, net	1,711,143			1,075,708

Total assets	$20,467,698			$15,261,277

Interest-bearing liabilities:
Interest-bearing deposits:
Savings deposits	$1,119,263	$1,012	0.37%	$898,526	$841	0.38%
Interest-bearing demand deposits	2,602,085	6,746	1.05%	2,364,013	4,700	0.80%
Money market deposits	2,116,014	7,396	1.42%	1,577,010	3,163	0.81%
Time deposits, excluding Brokered CDs	4,071,934	27,247	2.71%	2,937,071	18,412	2.52%

Total interest-bearing deposits, excluding Brokered CDs	9,909,296	42,401	1.74%	7,776,620	27,116	1.40%
Brokered CDs	318,529	2,032	2.59%	144,345	438	1.22%

Total interest-bearing deposits	10,227,825	44,433	1.76%	7,920,965	27,554	1.40%
Wholesale funding	5,911,177	40,807	2.76%	4,162,038	19,917	1.90%

Total interest-bearing liabilities	16,139,002	85,240	2.13%	12,083,003	47,471	1.57%

Noninterest-bearing demand deposits	2,131,215			1,664,109
Other liabilities	173,216			135,361
Stockholders’ equity	2,024,265			1,378,804

Total liabilities and equity	$20,467,698			$15,261,277

Interest rate spread			3.38%			3.57%
Net free funds			0.30%			0.23%

Net interest income, taxable equivalent, and net interest margin		$172,130	3.68%		$135,479	3.80%

Taxable equivalent adjustment		6,222			6,404

Net interest income		$165,908			$129,075

(1) The yield on tax exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.

(2) Nonaccrual loans and loans held for sale have been included in the average balances.

(3) Interest income includes net loan fees.

(4) Commercial includes commercial, financial, and agricultural, real estate construction, commercial real estate, and lease financing; residential mortgage includes residential mortgage first liens; and retail includes home equity lines, residential mortgage junior liens, and installment loans (such as educational and other consumer loans).

TABLE 3
Volume / Rate Variance (1)
($ in Thousands)

	Comparison of
	Three months ended March 31, 2005 versus 2004
	Income/Expense	Variance Attributable to
	Variance	Volume	Rate

INTEREST INCOME
Loans: (2)
Commercial	$36,115	$22,344	$13,771
Residential mortgage	10,309	10,511	(202)
Retail	18,759	14,642	4,117

Total loans	65,183	47,497	17,686
Investments and other (2)	9,237	12,285	(3,048)

Total interest income	$74,420	$59,782	$14,638

INTEREST EXPENSE
Interest-bearing deposits:
Savings deposits	$171	$194	$(23)
Interest-bearing demand deposits	2,046	496	1,550
Money market deposits	4,233	1,316	2,917
Time deposits, excluding brokered CDs	8,835	7,378	1,457

Interest-bearing deposits, excluding brokered CDs	15,285	9,384	5,901
Brokered CDs	1,594	826	768

Total interest-bearing deposits	16,879	10,210	6,669
Wholesale funding	20,890	9,498	11,392

Total interest expense	37,769	19,708	18,061

Net interest income, taxable equivalent	$36,651	$40,074	$(3,423)

(1) The change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.

(2) The yield on tax-exempt loans and securities is computed on a fully taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.

Provision for Loan Losses

The provision for loan losses for the first quarter of 2005 was $2.3 million, down from $3.6 million and $5.2 million for the fourth and first quarters of 2004, respectively. At March 31, 2005, the allowance for loan losses was $189.9 million, compared to $189.8 million at December 31, 2004, and $177.7 million at March 31, 2004. Net charge offs were $2.2 million for first quarter 2005, compared to $3.6 million for fourth quarter 2004 and $5.1 million for first quarter 2004. Annualized net charge offs as a percent of average loans for first quarter 2005 were 0.06%, compared to 0.11% for fourth quarter 2004 and 0.20% for first quarter 2004. The ratio of the allowance for loan losses to total loans was 1.36%, down from 1.37% at December 31, 2004 and down from 1.69% at March 31, 2004. Nonperforming loans at March 31, 2005, were $102.9 million, compared to $115.0 million at December 31, 2004, and $93.6 million at March 31, 2004. See Table 8.

The provision for loan losses is predominantly a function of the methodology and other qualitative and quantitative factors used to determine the adequacy of the allowance for loan losses which focuses on changes in the size and character of the loan portfolio, changes in levels of impaired and other nonperforming loans, historical losses and delinquencies on each portfolio category, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other factors which could affect potential credit losses. See additional discussion under sections “Allowance for Loan Losses,” and “Nonperforming Loans and Other Real Estate Owned.”

Noninterest Income

Noninterest income for the first quarter of 2005 was $71.4 million, up $25.2 million (54.5%) from the first quarter of 2004. Excluding a non-recurring gain from the dissolution of stock in a regional ATM network of $4.1 million, recorded in other income during first quarter 2005, noninterest income was up $21.1 million (45.6%) over the first quarter last year. Further excluding the net asset and securities gains (losses), noninterest income was up $23.5 million (53.4%).

The timing of acquisitions also affected quarterly comparisons, as the first quarter of 2004 carries no financial results from the October 2004 First Federal or April 2004 Jabas acquisitions. Adjusting for this, it is estimated that noninterest income would have been up approximately 10% between first quarter periods.

TABLE 4
Noninterest Income
($ in Thousands)

	1st Qtr.	1st Qtr.	Dollar	Percent
	2005	2004	Change	Change

Trust service fees	$8,328	$7,868	$460	5.8%
Service charges on deposit accounts	18,665	12,397	6,268	50.6
Mortgage banking income	11,763	9,026	2,737	30.3
Mortgage servicing rights expense	1,879	6,772	(4,893)	(72.3)

Mortgage banking, net	9,884	2,254	7,630	338.5
Credit card and other nondeposit fees	9,111	5,671	3,440	60.7
Retail commissions	14,705	9,357	5,348	57.2
Bank owned life insurance (“BOLI”) income	2,168	3,355	(1,187)	(35.4)
Other	8,814	3,132	5,682	181.4

Subtotal (“fee income”)	71,675	44,034	27,641	62.8
Asset sale gains (losses), net	(302)	222	(524)	N/M
Investment securities gains, net	—	1,931	(1,931)	N/M

Total noninterest income	$71,373	$46,187	$25,186	54.5%

N/M — Not meaningful.

Trust service fees were $8.3 million, up $0.5 million (5.8%) between comparable first quarter periods. The change was primarily the result of an improving stock market and its impact on the average market value of assets under management. The market value of assets under management were $4.7 billion and $4.3 billion at March 31, 2005 and 2004, respectively, primarily reflecting higher equity values. Equities represent over 60% of the market value of assets under management for both quarter periods.

Service charges on deposit accounts were $18.7 million, up $6.3 million (50.6%) over the comparable first quarter last year, a function of higher volumes associated with the increased deposit account base (particularly including First Federal), moderate fee increases that began in second quarter 2004 related to account service charges and nonsufficient funds, and standardization of service charges started in first quarter 2005 following the First Federal system conversion.

Net mortgage banking income was $9.9 million for first quarter 2005, up $7.6 million over first quarter 2004. The increase was the net result of lower mortgage servicing rights (MSR) expense (favorable by $4.9 million) and higher servicing fees (up $3.0 million), offset in part by lower gains on sales and other fees (down $0.3 million).

Net mortgage banking income consists of gross mortgage banking income (which includes servicing fees and the gain or loss on sales of mortgage loans to the secondary market and other related fees) less mortgage servicing rights expense (i.e. base amortization of the MSR asset and increases or decreases to the valuation allowance associated with the MSR asset). Including First Federal, the average mortgage portfolio serviced for others increased (up 61%), resulting in a $3.0 million increase to servicing fees between the comparable first quarter periods. While mortgage interest rates were higher at March 31, 2005 than at March 31, 2004, secondary mortgage production was down only moderately (down 6 percent to $337 million compared to $360 million for first quarter 2004), lowering resultant gains on sales and other related fees by $0.3 million (down 5.8%).

Mortgage interest rates were rising during first quarter 2005, which slowed prepayment speeds (a predominant valuation factor), increasing the value of the MSR asset and requiring less valuation reserve. Comparatively, mortgage interest rates were declining during first quarter 2004, which increased prepayment speeds and lowered the value of the MSR asset. Consequently, MSR expense was $4.9 million lower than first quarter 2004, including a $4.0 million valuation reserve reversal in first quarter 2005 compared to a $2.5 million valuation addition in first quarter 2004 and $1.6 million higher base amortization expense on the MSR asset. At March 31, 2005, the net MSR asset was $78.2 million, representing 82 basis points of the $9.53 billion mortgage portfolio serviced for others, compared to 67 basis points at March 31, 2004.

The MSR asset, net of any valuation allowance, is carried in intangible assets on the consolidated balance sheets at the lower of amortized cost or estimated fair value. The valuation of the MSR asset is considered a critical accounting policy given that estimating the fair value involves an internal discounted cash flow model and assumptions that involve judgment, particularly of estimated prepayment speeds of the underlying mortgages serviced and the overall level of interest rates. See section “Critical Accounting Policies,” as well as Note 8, “Goodwill and Other Intangible Assets,” of the notes to consolidated financial statements for additional disclosure.

Credit card and other nondeposit fees were $9.1 million, up $3.4 million (60.7%) over first quarter 2004, primarily from the inclusion of First Federal accounts, and predominantly from card-related inclearing and other fees. Retail commissions (which includes commissions from insurance and brokerage product sales) were $14.7 million for first quarter 2005, up $5.3 million (57.2%) compared to first quarter 2004, attributable to the inclusion of Jabas as well as increased sales of insurance, fixed annuities, and brokerage services.

BOLI income was $2.2 million, down $1.2 million (35.4%) from first quarter 2004, a direct result of the 2004 downward repricings of a large investment of BOLI. Other income was $8.8 million for first quarter 2005, up $5.7 million over first quarter 2004, of which $4.1 million was a non-recurring gain from the dissolution of stock in a regional ATM network, and the remaining increase was primarily due to the inclusion of First Federal. Gains on investment securities in first quarter 2004 included $1.9 million on the sale of common stock holdings.

Noninterest Expense

Noninterest expense was $121.2 million for first quarter 2005, up $34.4 million (39.5%) over first quarter last year, influenced by the timing of the First Federal and Jabas acquisitions, as the first quarter of 2004 carries no financial results from the October 2004 First Federal or April 2004 Jabas acquisitions. Adjusting for this, it is estimated that noninterest expense would have been up approximately 4% between first quarter periods. Also, during the first quarter of 2005 approximately $3 million of noninterest expenses recorded in various categories were specifically attributable to the integration activities and conversion of First Federal onto the Corporation’s operating systems in mid-February 2005.

TABLE 5
Noninterest Expense
($ in Thousands)

	1st Qtr.	1st Qtr.	Dollar	Percent
	2005	2004	Change	Change

Personnel expense	$72,985	$52,276	$20,709	39.6%
Occupancy	9,888	7,472	2,416	32.3
Equipment	4,018	2,999	1,019	34.0
Data processing	6,293	5,673	620	10.9
Business development and advertising	3,939	2,657	1,282	48.2
Stationery and supplies	1,844	1,226	618	50.4
Intangible amortization expense	1,994	782	1,212	155.0
Loan expense	2,691	1,386	1,305	94.2
Legal and professional	2,487	1,329	1,158	87.1
Other	15,103	11,084	4,019	36.3

Total noninterest expense	$121,242	$86,884	$34,358	39.5%

Personnel expense (including salary-related expenses and fringe benefit expenses) was $73.0 million for first quarter 2005, up $20.7 million (39.6%) over the first quarter of 2004, particularly reflecting the substantially larger employee base attributable to the 2004 acquisitions. Average full-time equivalent employees were 5,132 for first quarter 2005, up 27.5% from 4,024 for first quarter 2004. Salary-related expenses increased $15.3 million (38.3%) due principally to the larger employee base, merit increases between the years, higher incentives and commission-based pay, as well as higher overtime and signing/retention bonuses. Fringe benefits were up $5.4 million (43.9%) over the first quarter of 2004, in response to the larger salary base, as well as increased cost of premium based benefits and other benefit plans.

Occupancy expense of $9.9 million for first quarter 2005 was up $2.4 million (32.3%), and equipment expense of $4.0 million was up $1.0 million (34.0%) over first quarter last year, predominantly due to the First Federal acquisition which added over 90 branches and supermarket locations (43%) to the Corporation’s branch system and necessary technology expenditures. Data processing, business development and advertising, and stationery and supplies were each up between the comparable first quarter periods, reflecting the larger operating base, conversion and integration expenditures, but offset in part by controlling selected discretionary expenses. Intangible amortization expense increased $1.2 million, a direct function of amortizing intangible assets added from the 2004 acquisitions.

Loan expense was $2.7 million for first quarter 2005, an increase of $1.3 million compared to first quarter last year, fully attributable to processing, security, authorization and conversion costs related to the larger credit and debit card base. Legal and professional expenses were $2.5 million, up $1.2 million, due in part to conversion efforts, but also due to higher base audit/compliance fees and other professional consultant costs. Other expense was up $4.0 million (36.3%) over the comparable quarter last year, across multiple categories and primarily commensurate with the larger operating base (such as higher ATM expense, customer check printing, insurance and donations costs), but also higher employee training, hiring, placement and relocation costs.

Income Taxes

Income tax expense for the first quarter of 2005 was $36.2 million compared to $23.6 million for first quarter 2004. The effective tax rate (income tax expense divided by income before taxes) was 31.9% and 28.4% for the first three months of 2005 and 2004, respectively. The increase in the effective tax rate was primarily attributable to the increase in income before tax and the acquisitions of First Federal and Jabas, with both having higher effective tax rates than the Corporation prior to the acquisitions.

Income tax expense recorded in the consolidated statements of income involves the interpretation and application of certain accounting pronouncements and federal and state tax codes, and is, therefore, considered a critical accounting policy. The Corporation undergoes examination by various taxing authorities. Such taxing authorities may require that changes in the amount of tax expense or valuation allowance be recognized when their interpretations differ from those of management, based on their judgments about information available to them at the time of their examinations. See section “Critical Accounting Policies.”

Balance Sheet

At March 31, 2005, total assets were $20.5 billion, an increase of $5.0 billion, or 32.2%, since March 31, 2004, largely attributable to the First Federal acquisition. The growth in assets was comprised principally of increases in loans (up $3.4 billion or 32.8%, including $2.7 billion from First Federal at consummation) and investment securities (up $1.0 billion or 24.5%, with $0.7 million acquired from First Federal at consummation).

Commercial loans and home equity were strategically emphasized in 2004. In addition, the acquisition of First Federal with its higher mix of retail and residential mortgage loans shifted the mix of loans. Commercial loans were $8.3 billion, up $1.6 billion or 24.9%, and represented 60% of total loans at March 31, 2005, compared to 63% at March 31, 2004. Retail loans grew $0.9 billion or 48.2% to represent 20% of total loans compared to 18% at March 31, 2004, while residential mortgage loans increased $0.9 billion or 44.5% to represent 20% of total loans compared to 19% a year earlier. At March 31, 2005, total deposits were $12.2 billion, up $2.5 billion or 25.7% over March 31, 2004 (including $2.7 billion added from First Federal at acquisition). Other time deposits increased $1.2 billion (41.8%) to represent 34% of total deposits at March 31, 2005 compared to 30% at March 31, 2004. Money market deposits grew $0.6 billion (36.9%) to represent 20% of total deposits at March 31, 2005 compared to 25% a year earlier, while demand deposits increased $0.4 billion (22.8%) to represent 18% of total deposits at March 31, 2005 compared to 18% at March 31, 2004. Short-term borrowings increased $0.3 billion, while long-term funding increased $1.6 billion since March 31, 2004, due primarily to the funding mix acquired from First Federal, as well as the issuance of Federal Home Loan Bank advances, bank notes, and repurchase agreements, net of the repayments of Federal Home Loan Bank advances and repurchase agreements (see Note 9, “Long-term Funding,” of the notes to consolidated financial statements).

Since year-end 2004 the balance sheet remained relatively flat, down slightly ($18 million or 0.1%). Loans grew $41 million (1.2% annualized), especially commercial loans (up $38 million). Total deposits were down $592 million compared to December 31, 2004. The decline in deposits from year-end 2004 is the result of usual seasonal trends, driven largely by escrow deposits which accumulate throughout the year, are dispersed at year-end and rebuild as the year progresses.

TABLE 6
Period End Loan Composition
($ in Thousands)

	March 31,	% of	March 31,	% of	Dec. 31,	% of
	2005	Total	2004	Total	2004	Total

Commercial, financial & agricultural	$2,852,462	21%	$2,123,846	20%	$2,803,333	20%
Real estate construction	1,569,013	11	1,094,597	11	1,459,629	11
Commercial real estate	3,813,465	28	3,368,660	32	3,933,131	28
Lease financing	50,181	—	45,998	—	50,718	—

Commercial	8,285,121	60	6,633,101	63	8,246,811	59
Home equity (a) (b)	1,744,676	13	1,204,541	12	1,866,485	13
Installment	1,048,510	7	679,903	6	1,054,011	8

Retail	2,793,186	20	1,884,444	18	2,920,496	21
Residential mortgage (b)	2,844,889	20	1,969,065	19	2,714,580	20

Total loans	$13,923,196	100%	$10,486,610	100%	$13,881,887	100%

(a) Home equity includes home equity lines and residential mortgage junior liens.

(b) Upon the conversion of First Federal’s loan systems onto the Corporation’s operating systems in February 2005, approximately $150 million of loan balances were reclassified from home equity to residential mortgage.

TABLE 7
Period End Deposit Composition
($ in Thousands)

	March 31,	% of	March 31,	% of	Dec. 31,	% of
	2005	Total	2004	Total	2004	Total

Noninterest-bearing demand	$2,156,592	18%	$1,755,485	18%	$2,347,611	19%
Savings	1,137,120	9	918,608	9	1,116,158	9
Interest bearing demand	2,485,548	20	2,375,492	25	2,854,880	22
Money market	2,112,490	17	1,542,875	16	2,083,717	16
Brokered CDs	218,111	2	230,983	2	361,559	3
Other time	4,084,043	34	2,879,315	30	4,022,314	31

Total deposits	$12,193,904	100%	$9,702,758	100%	$12,786,239	100%

Total deposits, excluding brokered CDs	$11,975,793	98%	$9,471,775	98%	$12,424,680	97%

Allowance for Loan Losses

Credit risks within the loan portfolio are inherently different for each different loan type. Credit risk is controlled and monitored through the use of lending standards, a thorough review of potential borrowers, and on-going review of loan payment performance. Active asset quality administration, including early problem loan identification and timely resolution of problems, aids in the management of credit risk and minimization of loan losses.

As of March 31, 2005, the allowance for loan losses was $189.9 million compared to $177.7 million at March 31, 2004, and $189.8 million at December 31, 2004. The allowance for loan losses at March 31, 2005 increased $12.2 million since March 31, 2004 (including $14.8 million from First Federal at acquisition) and $0.1 million since December 31, 2004. At March 31, 2005, the allowance for loan losses to total loans was 1.36% and covered 184% of nonperforming loans, compared to 1.69% and 190%, respectively, at March 31, 2004, and 1.37% and 165%, respectively, at December 31, 2004. The decline in the ratio of allowance for loan losses to total loans at March 31, 2005, and year-end 2004 compared to March 31, 2004, was in part a result of acquiring the First Federal thrift balance sheet, which added $14.8 million allowance for loan losses and $2.7 billion of loans (or 0.54% allowance for loan losses to total loans) at consummation. Table 8 provides additional information regarding activity in the allowance for loan losses and nonperforming assets.

Gross charge offs were $5.7 million for the three months ended March 31, 2005, $6.1 million for the comparable period ended March 31, 2004, and $22.2 million for year-end 2004, while recoveries for the corresponding periods were $3.5 million, $1.0 million and $4.9 million, respectively. The ratio of net charge offs to average loans on an annualized basis was 0.06%, 0.20%, and 0.15% for the periods ended March 31, 2005 and March 31, 2004, and for the 2004 year, respectively.

TABLE 8
Allowance for Loan Losses and Nonperforming Assets
($ in Thousands)

	At and for the				At and for the
	three months ended				Year ended
	March 31,				December 31,
	2005		2004		2004

Allowance for Loan Losses:
Balance at beginning of period	$189,762		$177,622		$177,622
Balance related to acquisition	—		—		14,750
Provision for loan losses	2,327		5,176		14,668
Charge offs	(5,683)		(6,062)		(22,202)
Recoveries	3,511		981		4,924

Net charge offs	(2,172)		(5,081)		(17,278)

Balance at end of period	$189,917		$177,717		$189,762

Nonperforming Assets:
Nonaccrual loans:
Commercial	$73,181		$70,942		$85,955
Residential mortgage	17,859		10,305		16,088
Retail	8,795		7,066		10,718

Total nonaccrual loans	$99,835		$88,313		$112,761
Accruing loans past due 90 days or more:
Commercial	$634		$3,655		$659
Residential mortgage	—		80		—
Retail	2,434		1,523		1,494

Total accruing loans past due 90 days or more	$3,068		$5,258		$2,153
Restructured loans (commercial)	36		42		37

Total nonperforming loans	102,939		93,613		114,951
Other real estate owned	4,019		7,199		3,915

Total nonperforming assets	$106,958		$100,812		$118,866

Ratios:
Allowance for loan losses to net charge offs (annualized)	21.56	x	8.70	x	10.98	x
Ratio of net charge offs to average loans (annualized)	0.06%		0.20%		0.15%
Allowance for loan losses to total loans	1.36		1.69		1.37
Nonperforming loans to total loans	0.74		0.89		0.83
Nonperforming assets to total assets	0.52		0.65		0.58
Allowance for loan losses to nonperforming loans	184		190		165

The allowance for loan losses represents management’s estimate of an amount adequate to provide for probable credit losses in the loan portfolio at the balance sheet date. In general, the change in the allowance for loan losses is a function of a number of factors, including but not limited to changes in the loan portfolio (see Table 6), net charge offs and nonperforming loans (see Table 8). To assess the adequacy of the allowance for loan losses, an allocation methodology is applied by the Corporation, which focuses on changes in the size and character of the loan portfolio, changes in levels of impaired or other nonperforming loans, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, historical losses and delinquencies on each portfolio category, and other qualitative and quantitative factors which could affect probable credit losses. Assessing these numerous factors involves significant judgment. Thus, management considers the allowance for loan losses a critical accounting policy (see section “Critical Accounting Policies”).

The allocation methodology used for March 31, 2005, March 31, 2004, and December 31, 2004 were comparable, whereby the Corporation segregated its loss factors allocations (used for both criticized and non-criticized loan categories) into a component primarily based on historical loss rates and a component primarily based on other qualitative factors that may affect loan collectibility. Factors applied are reviewed periodically and adjusted to reflect changes in trends or other risks. Total loans at March 31, 2005, were up $3.4 billion (32.8%) since March 31, 2004, largely attributable to the First Federal acquisition, which added $2.7 billion in loans at consummation (see Table 6). Total loans increased $41 million compared to December 31, 2004, with commercial loans accounting for the majority of growth (up $38 million). Nonperforming loans were $102.9 million, or 0.74% of total loans at March 31, 2005, down from 0.89% of loans a year ago, and from 0.83% of loans at year-end 2004. Criticized commercial loans were down modestly (3%) since March 31, 2004, but increased (5%) since year-end 2004. The allowance for loan losses to loans was 1.36%, 1.69% and 1.37% for March 31, 2005, and March 31 and December 31, 2004, respectively.

Management believes the allowance for loan losses to be adequate at March 31, 2005.

Consolidated net income could be affected if management’s estimate of the allowance for loan losses is subsequently materially different, requiring additional or less provision for loan losses to be recorded. Management carefully considers numerous detailed and general factors, its assumptions, and the likelihood of materially different conditions that could alter its assumptions. While management uses currently available information to recognize losses on loans, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions and the impact of such change on the Corporation’s borrowers. Additionally, the number of large credit relationships over the Corporation’s $25 million internal hurdle increased during 2004. Larger credits do not inherently create more risk, but can create wider fluctuations in asset quality measures. As an integral part of their examination process, various regulatory agencies also review the allowance for loan losses. Such agencies may require that certain loan balances be charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

Nonperforming Loans and Other Real Estate Owned

Management is committed to an aggressive nonaccrual and problem loan identification philosophy. This philosophy is implemented through the ongoing monitoring and review of all pools of risk in the loan portfolio to ensure that problem loans are identified quickly and the risk of loss is minimized.

Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, loans 90 days or more past due but still accruing, and restructured loans. The Corporation specifically excludes from its definition of nonperforming loans student loan balances that are 90 days or more past due and still accruing and that have contractual government guarantees as to collection of principal and interest. The Corporation had approximately $14 million, $12 million and $15 million of nonperforming student loans at March 31, 2005, March 31, 2004, and December 31, 2004, respectively.

Table 8 provides detailed information regarding nonperforming assets, which include nonperforming loans and other real estate owned. Nonperforming assets to total assets were 0.52%, 0.65%, and 0.58% at March 31, 2005, March 31, 2004, and December 31, 2004, respectively.

Total nonperforming loans of $102.9 million at March 31, 2005 were up $9.3 million from March 31, 2004 and down $12.0 million from year-end 2004. The ratio of nonperforming loans to total loans was 0.74% at March 31, 2005, down from both 0.89% and 0.83% at March 31, 2004, and year-end 2004, respectively. Nonaccrual loans account for the majority of the $9.3 million increase in nonperforming loans between the comparable first quarter periods. Nonaccrual loans increased $11.5 million (primarily attributable to the nonaccrual loans acquired with the First Federal acquisition), while accruing loans past due 90 or more days were down $2.2 million. Nonaccrual loans also account for the majority of the $12.0 million decrease in nonperforming loans since year-end 2004. Nonaccrual loans decreased $12.9 million, with the majority of the improvement attributable to the payment on one large problem credit (totaling approximately $13 million, on a commercial credit within the food industry), as management continues to work through problem credits, while accruing loans past due 90 or more days increased $0.9 million.

Other real estate owned was $4.0 million at March 31, 2005, compared to $7.2 million at March 31, 2004, and $3.9 million at year-end 2004. The change in other real estate owned was predominantly due to the addition and subsequent sale of commercial real estate properties. A $1.3 million commercial property was added during first quarter 2004. During 2004 a $1.1 million commercial property (which was added to other real estate owned during

2003) was sold (at a net gain of $0.4 million) and the $1.3 million commercial property was sold (at a net loss of $0.2 million).

Potential problem loans are certain loans bearing risk ratings by management but that are not in nonperforming status; however, there are circumstances present to create doubt as to the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that the Corporation expects losses to occur but that management recognizes a higher degree of risk associated with these loans. The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in the determination of the level of the allowance for loan losses. The loans that have been reported as potential problem loans are not concentrated in a particular industry but rather cover a diverse range of businesses. At March 31, 2005, potential problem loans totaled $272 million, compared to $238 million at March 31, 2004, and $234 million at December 31, 2004.

Liquidity

The objective of liquidity management is to ensure that the Corporation has the ability to generate sufficient cash or cash equivalents in a timely and cost-effective manner to satisfy the cash flow requirements of depositors and borrowers and to meet its other commitments as they fall due, including the ability to pay dividends to shareholders, service debt, invest in subsidiaries or acquisitions, repurchase common stock, and satisfy other operating requirements.

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

The Corporation’s internal liquidity management framework includes measurement of several key elements, such as wholesale funding as a percent of total assets and liquid assets to short-term wholesale funding. Strong capital ratios, credit quality, and core earnings are essential to retaining high credit ratings and, consequently, cost-effective access to the wholesale funding markets. A downgrade or loss in credit ratings could have an impact on the Corporation’s ability to access wholesale funding at favorable interest rates. As a result, capital ratios, asset quality measurements, and profitability ratios are monitored on an ongoing basis as part of the liquidity management process. At March 31, 2005, the Corporation was in compliance with its liquidity objectives.

The Corporation’s liquidity framework also incorporates contingency planning to assess the nature and volatility of funding sources and to determine alternatives to these sources. The contingency plan would be activated to ensure the Corporation’s funding commitments could be met in the event of general market disruption or adverse economic conditions.

While core deposits and loan and investment repayment are principal sources of liquidity, funding diversification is another key element of liquidity management. Diversity is achieved by strategically varying depositor type, term, funding market, and instrument. The Parent Company and certain subsidiary banks are rated by Moody’s, Standard and Poor’s, and Fitch. These ratings, along with the Corporation’s other ratings, provide opportunity for greater funding capacity and funding alternatives.

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

The Parent Company has available a $100 million revolving credit facility with established lines of credit from nonaffiliated banks, of which $100 million was available at March 31, 2005. In addition, $200 million of commercial paper was available at March 31, 2005, under the Parent Company’s commercial paper program.

In May 2002, the Parent Company filed a “shelf” registration statement under which the Parent Company may offer up to $300 million of trust preferred securities. In May 2002, $175 million of trust preferred securities were issued, bearing a 7.625% fixed coupon rate. At March 31, 2005, $125 million was available under the trust preferred shelf. In May 2001, the Parent Company filed a “shelf” registration statement whereby the Parent Company may offer up to $500 million of any combination of the following securities, either separately or in units: debt securities, preferred stock, depositary shares, common stock, and warrants. In August 2001, the Parent Company issued $200 million in a subordinated note offering, bearing a 6.75% fixed coupon rate and 10-year maturity. At March 31, 2005, $300 million was available under the shelf registration.

Investment securities are an important tool to the Corporation’s liquidity objective. As of March 31, 2005, all securities are classified as available for sale and are reported at fair value on the consolidated balance sheet. Of the $4.8 billion investment portfolio at March 31, 2005, $2.9 billion were pledged to secure certain deposits or for other purposes as required or permitted by law. The majority of the remaining securities could be pledged or sold to enhance liquidity, if necessary.

The bank subsidiaries have a variety of funding sources (in addition to key liquidity sources, such as core deposits, loan and investment portfolio repayments and maturities, and loan and investment portfolio sales) available to increase financial flexibility. A bank note program associated with Associated Bank, National Association, was established during 2000. Under this program, short-term and long-term debt may be issued. As of March 31, 2005, $875 million of long-term bank notes were outstanding and $325 million was available under the bank note program. The Corporation plans to institute a new bank note program. The banks have also established federal funds lines with major banks and the ability to borrow from the Federal Home Loan Bank ($1.4 billion was outstanding at March 31, 2005). In addition, the bank subsidiaries also issue institutional certificates of deposit, from time to time offer brokered certificates of deposit, and to a lesser degree, accept Eurodollar deposits.

For the three months ended March 31, 2005, net cash provided by operating activities was $77.7 million, while investing and financing activities used net cash of $133.4 million and $45.0 million, respectively, for a net decrease in cash and cash equivalents of $100.7 million since year-end 2004. Generally, during first quarter 2005, net asset growth since year-end 2004 was relatively flat (down 0.1%), while deposits declined. Long-term funding was predominantly used to replenish the net decrease in deposits and repay short-term borrowings as well as to provide for common stock repurchases and the payment of cash dividends to the Corporation’s stockholders.

For the three months ended March 31, 2004, net cash provided by operating and financing activities was $65.2 million and $168.5 million, respectively, while investing activities (growing in response to a corporate decision to increase investments, particularly during first quarter 2004) used net cash of $285.8 million, for a net decrease in cash and cash equivalents of $52.1 million since year-end 2003. Generally, during first quarter 2004, cash flows from deposits declined $90 million (primarily due to anticipated maturities of time deposits), while net asset growth since year-end 2003 was modest (less than 2%). Given the interest rate environment, short-term borrowings sources were predominantly utilized to replenish the net decrease in deposits, repay long-term debt, fund net asset growth, and to provide for common stock repurchases and the payment of cash dividends to the Corporation’s stockholders.

Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities

The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, commitments to originate residential mortgage loans held for sale, commercial letters of credit, standby letters of credit, forward commitments to sell residential mortgage loans, interest rate swaps, and interest rate caps. Please refer to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, for discussion with respect to the Corporation’s quantitative and qualitative disclosures about its fixed and determinable contractual obligations. Items disclosed in the Annual Report on Form 10-K have not materially changed since that report was filed. A discussion of the Corporation’s derivative instruments at March 31, 2005, is included in Note 10, “Derivative and Hedging Activities,” of the notes to consolidated financial statements and a discussion of the Corporation’s commitments is included in Note 11, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements.

Capital

On April 28, 2004, the Board of Directors declared a 3-for-2 stock split, effected in the form of a stock dividend, payable on May 12, 2004, to shareholders of record at the close of business on May 7, 2004. All share and per share information in the accompanying consolidated financial statements has been restated to reflect the effect of this stock split.

Stockholders’ equity at March 31, 2005 increased to $2.0 billion, compared to $1.4 billion at March 31, 2004. The increase in equity between the two periods was primarily composed of the issuance of common stock in connection with the First Federal acquisition, the retention of earnings, and the exercise of stock options, with offsetting decreases to equity from the payment of dividends and the repurchase of common stock. Additionally, stockholders’ equity at March 31, 2005 included $10.5 million of accumulated other comprehensive income versus $66.5 million at March 31, 2004. The decrease in accumulated other comprehensive income was predominantly related to decreased unrealized gains on securities available for sale, somewhat offset by lower unrealized losses on cash flow hedges, net of the tax effect. Stockholders’ equity to assets was 9.88% and 9.00% at March 31, 2005 and 2004, respectively.

Stockholders’ equity increased by $8 million since year-end 2004. The increase in equity between the two periods was primarily composed of the retention of earnings and the exercise of stock options, with offsetting decreases to equity from the payment of dividends and the repurchase of common stock. Additionally, stockholders’ equity at year-end, included $41.2 million of accumulated other comprehensive income versus $10.5 million at March 31, 2005. The decrease in accumulated other comprehensive income was attributable principally to lower unrealized gains on securities available for sale, partially offset by lower unrealized losses on cash flow hedges, net of the tax effect. Stockholders’ equity to assets at March 31, 2005 was 9.88% compared to 9.83% at December 31, 2004.

Cash dividends of $0.25 per share were paid in the first quarter of 2005, compared to $0.23 per share in the first quarter of 2004, an increase of 10%.

The Board of Directors has authorized management to repurchase shares of the Corporation’s common stock each quarter in the market, to be made available for issuance in connection with the Corporation’s employee incentive plans and for other corporate purposes. For the Corporation’s employee incentive plans, the Board of Directors authorized the repurchase of up to 3.0 million shares in 2005 and 2004 (750,000 shares per quarter). Of these authorizations, 410,500 shares were repurchased for $13.4 million during first quarter 2005 at an average cost of $32.76 per share, while 492,000 shares were repurchased for $14.4 million during first quarter 2004 at an average cost of $29.32 per share. Additionally, under two separate actions in 2000 and one action in 2003, the Board of Directors authorized the repurchase and cancellation of the Corporation’s outstanding shares, not to exceed approximately 16.5 million shares on a combined basis. Under these authorizations no shares were repurchased during first quarter 2005 and 2004. At March 31, 2005, approximately 5.6 million shares remain authorized to repurchase. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities.

The adequacy of the Corporation’s capital is regularly reviewed to ensure that sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic conditions in markets served and strength of management. The capital ratios of the Corporation and its banking affiliates are greater than minimums required by regulatory guidelines. The Corporation’s capital ratios are summarized in Table 9.

TABLE 9
Capital Ratios
(In Thousands, except per share data)

	At or For the Quarter Ended
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2005	2004	2004	2004	2004

Total stockholders’ equity	$2,025,071	$2,017,419	$1,453,465	$1,378,894	$1,395,293
Tier 1 capital	1,468,359	1,420,386	1,317,752	1,275,924	1,255,142
Total capital	1,865,137	1,817,016	1,678,543	1,631,109	1,607,707
Market capitalization	4,050,437	4,312,257	3,536,712	3,260,722	3,289,616

Book value per common share	$15.61	$15.55	$13.18	$12.53	$12.67
Cash dividend per common share	0.25	0.25	0.25	0.25	0.23
Stock price at end of period	31.23	33.23	32.07	29.63	29.86
Low closing price for the period	30.60	32.08	28.81	27.09	28.08
High closing price for the period	33.50	34.85	32.19	30.13	30.37

Total equity / assets	9.88%	9.83%	9.01%	8.89%	9.00%
Tier 1 leverage ratio	7.44	7.79	8.52	8.37	8.36
Tier 1 risk-based capital ratio	9.95	9.64	10.98	11.06	11.00
Total risk-based capital ratio	12.63	12.33	13.99	14.14	14.10

Shares outstanding (period end)	129,697	129,770	110,281	110,048	110,168
Basic shares outstanding (average)	129,781	123,509	110,137	110,116	110,294
Diluted shares outstanding (average)	131,358	125,296	111,699	111,520	111,830

Sequential Quarter Results

Net income for the first quarter of 2005 was $77.5 million, an increase of $6.6 million or 9.3% over fourth quarter 2004 net income of $70.9 million. Return on average assets of 1.54% was up 5 bp from the last quarter of 2004, while return on average equity increased 6 bp to 15.52% (see Table 1).

TABLE 10
Selected Quarterly Information
($ in Thousands)

	For the Quarter Ended
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2005	2004	2004	2004	2004

Summary of Operations:
Net interest income	$165,908	$158,457	$133,216	$131,879	$129,075
Provision for loan losses	2,327	3,603	—	5,889	5,176
Noninterest income	71,373	59,037	47,158	57,865	46,187
Noninterest expense	121,242	109,967	89,031	91,987	86,884
Income taxes	36,242	33,069	27,977	27,363	23,642

Net income	$77,470	$70,855	$63,366	$64,505	$59,560

Taxable equivalent net interest income	$172,130	$164,799	$139,611	$138,266	$135,479
Net interest margin	3.68%	3.74%	3.76%	3.80%	3.80%

Average Balances:
Assets	$20,467,698	$18,956,445	$15,730,451	$15,498,005	$15,261,277
Earning assets	18,756,555	17,437,618	14,688,914	14,480,701	14,185,569
Interest-bearing liabilities	16,139,002	14,761,878	12,381,407	12,231,733	12,083,003
Loans	13,977,621	12,858,394	10,708,701	10,685,542	10,433,411
Deposits	12,359,040	11,658,646	9,621,557	9,701,945	9,585,074
Stockholders’ equity	2,024,265	1,822,715	1,419,600	1,374,632	1,378,804

Asset Quality Data:
Allowance for loan losses to total loans	1.36%	1.37%	1.62%	1.69%	1.69%
Allowance for loan losses to nonperforming loans	184%	165%	191%	207%	190%
Nonperforming loans to total loans	0.74%	0.83%	0.84%	0.81%	0.89%
Nonperforming assets to total assets	0.52%	0.58%	0.59%	0.60%	0.65%
Net charge offs to average loans (annualized)	0.06%	0.11%	0.11%	0.21%	0.20%

Taxable equivalent net interest income for the first quarter of 2005 was $172.1 million, $7.3 million higher than the fourth quarter of 2004. Changes in balance sheet volume and mix added $9.0 million to taxable equivalent net interest income, while changes in the rate environment reduced taxable equivalent net interest income by $1.7 million. The Fed raised interest rates by 50 bp during both quarters. The benefits to the margin from the interest rate increases were substantially offset by the continued flattening of the yield curve and competitive pricing pressures, producing lower spreads on loans and higher rates on deposits. As a result, the net interest margin between the sequential quarters was down 6 bp, to 3.68% in the first quarter of 2005. Average earning assets were $18.8 billion in the first quarter of 2005, an increase of $1.3 billion from the fourth quarter of 2004, benefiting from both a full quarter of First Federal as well as organic growth. On average, loans increased $1.1 billion and investments were up $0.2 billion. Average interest-bearing deposits were up $0.8 billion, while demand deposits were down $0.1 billion, with the increase provided by First Federal more than offset by the usual seasonal downturn in first quarter balances. The remainder of the growth in average earning assets was funded by wholesale funding sources (up $0.6 billion, principally in long-term funding).

Noninterest income increased $12.3 million to $71.4 million between sequential quarters. Excluding a non-recurring gain from the dissolution of stock in a regional ATM network of approximately $4 million (recorded in other noninterest income during the first quarter of 2005), noninterest income was up 14% over the fourth quarter of 2004. Net mortgage banking income increased $3.8 million over fourth quarter 2004 to $9.9 million, the net result of lower MSR expense (with first quarter 2005 including a $4.0 million valuation reserve reversal compared to a $1.0 million valuation reserve addition in fourth quarter 2004) and higher servicing fees, partially offset by lower gains on sales and other fees (primarily attributable to the 21% decline in secondary mortgage production between first quarter 2005 and fourth quarter 2004). Retail commission income of $14.7 million was up $2.0 million over fourth quarter 2004, from the seasonal increase in profit sharing and contingency income from insurance carriers, as well as increased sales. Service charges on deposit accounts were $18.7 million, up $1.7 million (10%) over fourth quarter 2004, and credit card and other nondeposit fees were $9.1 million, up $0.9 million (11%), both due largely to the increased deposit base and card base from the First Federal acquisition.

On a sequential quarter basis, noninterest expense increased $11.3 million (10%) to $121.2 million in the first quarter of 2005, influenced by the timing of the First Federal acquisition. During the first quarter of 2005, $3 million of noninterest expenses recorded in various categories were specifically attributable to the integration activities and conversion of First Federal onto the Corporation’s operating systems in mid-February. Personnel expense was $73.0 million in the first quarter of 2005, up $7.8 million (12%) over the fourth quarter of 2004, including the extra month of First Federal’s employee base, merit increases between years, increased overtime, and the usual first quarter increases in personnel taxes. Occupancy expense of $9.9 million increased $1.6 million (19%) over fourth quarter 2004, including the extra month of First Federal and the seasonal increases in utilities and snow removal costs. All other noninterest expense categories combined were up $1.9 million (5%) over the fourth quarter of 2004, a combination of increased expenses related to the extra month of First Federal and conversion and integration costs, offset in part with controlled discretionary spending.

Recent Accounting Pronouncements

The recent accounting pronouncements have been described in Note 3, “New Accounting Pronouncements,” of the notes to consolidated financial statements.

Subsequent Events

In January 2005, the Board of Directors, with subsequent approval of the Corporation’s shareholders at the annual meeting on April 27, 2005, approved amendments to the Corporation’s Long-Term Incentive Stock Option Plans to eliminate the requirement that stock options may not be exercisable earlier than one year from the date of grant. With the shareholder approval of these amendments, the stock options issued in January 2005 will vest fully on June 30, 2005. See Note 5, “Stock-Based Compensation,” of the notes to consolidated financial statements for additional information.

On April 27, 2005, the Board of Directors declared a $0.27 per share dividend payable on May 16, 2005, to shareholders of record as of May 9, 2005. This cash dividend has not been reflected in the accompanying consolidated financial statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The Corporation has not experienced any material changes to its market risk position since December 31, 2004, from that disclosed in the Corporation’s 2004 Form 10-K Annual Report.

ITEM 4. Controls and Procedures

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

As of March 31, 2005, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and

Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2005.

The Corporation acquired First Federal Capital Corp (“First Federal”) on October 29, 2004 by means of a merger. During the quarter ended March 31, 2005, First Federal’s operations were merged and systems converted to those in use by the Corporation, thereby completing integration of First Federal with the Corporation. Other than with respect to the integration of First Federal, during the quarter ended March 31, 2005, there was no change in our internal control over financial reporting as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following are the Corporation’s monthly common stock purchases during the first quarter of 2005. For a detailed discussion of the common stock repurchase authorizations and repurchases during the period, see section “Capital” included under Part I Item 2 of this document.

	Total Number of	Average Price
Period	Shares Purchased	Paid per Share

January 1, 2005 - January 31, 2005	35,000	$32.50
February 1, 2005 - February 28, 2005	345,500	32.81
March 1, 2005 - March 31, 2005	30,000	32.58

Total	410,500	$32.76

ITEM 6. Exhibits

(a)	Exhibits:

Exhibit 11, Statement regarding computation of per-share earnings. See Note 4 of the notes to consolidated financial statements in Part I Item 1.

Exhibit (31.1), Certification Under Section 302 of Sarbanes-Oxley by Paul S. Beideman, Chief Executive Officer, is attached hereto.

Exhibit (31.2), Certification Under Section 302 of Sarbanes-Oxley by Joseph B. Selner, Chief Financial Officer, is attached hereto.

Exhibit (32), Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley, is attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ASSOCIATED BANC-CORP

(Registrant)

Date: May 10, 2005	/s/ Paul S. Beideman

Paul S. Beideman
President and Chief Executive Officer

Date: May 10, 2005	/s/ Joseph B. Selner

Joseph B. Selner
Chief Financial Officer