Form 10-Q
period 2005-06-30
ASSOCIATED BANC-CORP
filed 2005-08-15
CIK 7789

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005
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
      The number of shares outstanding of registrant’s common stock, par value $0.01 per share, at July 31, 2005, was 127,834,981 shares.

ASSOCIATED BANC-CORP

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements:
ASSOCIATED BANC-CORP
Consolidated Balance Sheets

	June 30,	June 30,	December 31,
	2005	2004	2004

	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash and due from banks	$412,212	$309,804	$389,311
Interest-bearing deposits in other financial institutions	11,236	11,353	13,321
Federal funds sold and securities purchased under agreements to resell	44,325	39,245	55,440
Investment securities available for sale, at fair value	4,794,983	3,799,842	4,815,344
Loans held for sale	112,077	69,891	64,964
Loans	14,054,506	10,556,603	13,881,887
Allowance for loan losses	(190,024)	(177,980)	(189,762)

Loans, net	13,864,482	10,378,623	13,692,125
Premises and equipment	179,667	129,401	184,944
Goodwill	679,993	232,528	679,993
Other intangible assets	113,010	73,977	119,440
Other assets	541,729	457,892	505,254

Total assets	$20,753,714	$15,502,556	$20,520,136

LIABILITIES AND STOCKHOLDERS’ EQUITY

Noninterest-bearing demand deposits	$2,250,482	$1,822,716	$2,347,611
Interest-bearing deposits, excluding brokered certificates of deposit	9,356,368	7,497,441	10,077,069
Brokered certificates of deposit	491,781	263,435	361,559

Total deposits	12,098,631	9,583,592	12,786,239
Short-term borrowings	2,775,508	2,588,103	2,926,716
Long-term funding	3,685,078	1,827,326	2,604,540
Accrued expenses and other liabilities	176,062	124,641	185,222

Total liabilities	18,735,279	14,123,662	18,502,717
Stockholders’ equity
Preferred stock	—	—	—
Common stock (par value $0.01 per share, authorized 250,000,000 shares, issued 128,042,415, 110,458,038 and 130,042,415 shares, respectively)	1,280	1,105	1,300
Surplus	1,062,702	584,853	1,127,205
Retained earnings	934,287	791,432	858,847
Accumulated other comprehensive income	29,608	15,305	41,205
Deferred compensation	(3,814)	(1,981)	(2,122)
Treasury stock, at cost (173,215, 410,360 and 272,355 shares, respectively)	(5,628)	(11,820)	(9,016)

Total stockholders’ equity	2,018,435	1,378,894	2,017,419

Total liabilities and stockholders’ equity	$20,753,714	$15,502,556	$20,520,136

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(Unaudited)
	(In thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$213,420	$137,449	$413,729	$272,701
Interest and dividends on investment securities and deposits with other financial institutions:
Taxable	41,834	30,767	82,868	61,799
Tax exempt	9,507	10,267	19,230	20,502
Interest on federal funds sold and securities purchased under agreements to resell	182	68	264	95

Total interest income	264,943	178,551	516,091	355,097
INTEREST EXPENSE
Interest on deposits	48,087	26,656	92,520	54,210
Interest on short-term borrowings	21,731	7,241	38,900	13,780
Interest on long-term funding	28,451	12,775	52,089	26,153

Total interest expense	98,269	46,672	183,509	94,143

NET INTEREST INCOME	166,674	131,879	332,582	260,954
Provision for loan losses	3,671	5,889	5,998	11,065

Net interest income after provision for loan losses	163,003	125,990	326,584	249,889
NONINTEREST INCOME
Trust service fees	8,967	8,043	17,295	15,911
Service charges on deposit accounts	22,215	13,141	40,880	25,538
Mortgage banking, net	2,376	11,413	12,260	13,667
Credit card and other nondeposit fees	8,790	6,074	17,901	11,745
Retail commission income	15,370	13,162	30,075	22,519
Bank owned life insurance income	2,311	3,641	4,479	6,996
Asset sale gains, net	539	218	237	440
Investment securities gains (losses), net	1,491	(569)	1,491	1,362
Other	(355)	2,742	8,459	5,874

Total noninterest income	61,704	57,865	133,077	104,052
NONINTEREST EXPENSE
Personnel expense	66,934	53,612	139,919	105,888
Occupancy	9,374	6,864	19,262	14,336
Equipment	4,214	2,878	8,232	5,877
Data processing	6,728	6,128	13,021	11,801
Business development and advertising	4,153	4,057	8,092	6,714
Stationery and supplies	1,644	1,429	3,488	2,655
Intangible amortization expense	2,292	934	4,286	1,716
Other	20,995	16,085	41,276	29,884

Total noninterest expense	116,334	91,987	237,576	178,871

Income before income taxes	108,373	91,868	222,085	175,070
Income tax expense	34,358	27,363	70,600	51,005

NET INCOME	$74,015	$64,505	$151,485	$124,065

Earnings per share:
Basic	$0.57	$0.59	$1.17	$1.13
Diluted	$0.57	$0.58	$1.16	$1.11
Average shares outstanding:
Basic	128,990	110,116	129,383	110,205
Diluted	130,463	111,520	130,868	111,647
See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
Consolidated Statements of Changes in Stockholders’ Equity

				Accumulated
				Other
	Common		Retained	Comprehensive	Deferred	Treasury
	Stock	Surplus	Earnings	Income	Compensation	Stock	Total

	(Unaudited)
	(In thousands, except per share data)
Balance, December 31, 2003	$734	$575,975	$724,356	$52,089	$(1,981)	$(2,746)	$1,348,427
Comprehensive income:
Net income	—	—	124,065	—	—	—	124,065
Net unrealized gains on derivative instruments arising during the period, net of taxes of $1.3 million	—	—	—	1,933	—	—	1,933
Add: reclassification adjustment to interest expense for interest differential on derivative instruments, net of taxes of $1.6 million	—	—	—	2,360	—	—	2,360
Net unrealized holding losses on available for sale securities arising during the period, net of taxes of $22.6 million	—	—	—	(40,205)	—	—	(40,205)
Less: reclassification adjustment for net gains on available for sale securities realized in net income, net of taxes of $0.5 million	—	—	—	(872)	—	—	(872)

Comprehensive income							87,281

Cash dividends, $0.4767 per share	—	—	(52,541)	—	—	—	(52,541)
Common stock issued:
Incentive stock options	2	5,474	(4,448)	—	—	11,760	12,788
3-for-2 stock split effected in the form of a stock dividend	369	(369)	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(20,834)	(20,834)
Tax benefit of stock options	—	3,773	—	—	—	—	3,773

Balance, June 30, 2004	$1,105	$584,853	$791,432	$15,305	$(1,981)	$(11,820)	$1,378,894

Balance, December 31, 2004	$1,300	$1,127,205	$858,847	$41,205	$(2,122)	$(9,016)	$2,017,419
Comprehensive income:
Net income	—	—	151,485	—	—	—	151,485
Reclassification adjustment for net losses and interest expense for interest differential on derivative instruments realized in net income, net of taxes of $5.9 million	—	—	—	8,761	—	—	8,761
Net unrealized holding losses on available for sale securities arising during the period, net of taxes of $10.8 million	—	—	—	(19,463)	—	—	(19,463)
Less: reclassification adjustment for net gains on available for sale securities realized in net income, net of taxes of $0.6 million	—	—	—	(895)	—	—	(895)

Comprehensive income							139,888

Cash dividends, $0.52 per share	—	—	(67,532)	—	—	—	(67,532)
Common stock issued:
Incentive stock options	—	—	(8,513)	—	—	19,032	10,519
Purchase of treasury stock	(20)	(66,320)	—	—	—	(17,329)	(83,669)
Restricted stock awards granted, net of amortization	—	7	—	—	(1,692)	1,685	—
Tax benefit of stock options	—	1,810	—	—	—	—	1,810

Balance, June 30, 2005	$1,280	$1,062,702	$934,287	$29,608	$(3,814)	$(5,628)	$2,018,435

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
Consolidated Statements Of Cash Flows

	For the Six Months Ended
	June 30,

	2005	2004

	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$151,485	$124,065
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,998	11,065
Depreciation and amortization	10,818	7,801
Recovery of valuation allowance on mortgage servicing rights, net	(1,500)	(4,154)
Amortization (accretion) of:
Mortgage servicing rights	11,719	8,558
Intangible assets	4,286	1,716
Premiums and discounts on investments, loans and funding, net	13,844	11,548
Gain on sales of investment securities, net	(1,491)	(1,362)
Gain on sales of assets, net	(237)	(440)
Gain on sales of loans held for sale, net	(7,850)	(7,016)
Mortgage loans originated and acquired for sale	(723,083)	(938,812)
Proceeds from sales of mortgage loans held for sale	683,820	980,274
Increase (decrease) in interest receivable	(7,189)	969
(Increase) decrease in interest payable	8,142	(2,072)
Net change in other assets and other liabilities	(31,014)	(7,734)

Net cash provided by operating activities	117,748	184,406

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(180,495)	(289,865)
Capitalization of mortgage servicing rights	(8,076)	(10,662)
Net increase in Federal Home Loan Bank stock	(4,734)	(3,243)
Purchases of:
Securities available for sale	(640,142)	(474,529)
Premises and equipment, net of disposals	(4,592)	(2,762)
Proceeds from:
Sales of securities available for sale	322,840	31,021
Calls and maturities of securities available for sale	298,151	351,825
Sales of other assets	2,824	5,342
Net cash paid in business combination	—	(17,344)

Net cash used in investing activities	(214,224)	(410,217)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(687,608)	(202,375)
Net cash paid in sale of branch deposits	—	(6,575)
Net increase (decrease) in short-term borrowings	(115,258)	659,226
Repayment of long-term funding	(500,513)	(603,340)
Proceeds from issuance of long-term funding	1,550,238	400,000
Cash dividends	(67,532)	(52,541)
Proceeds from exercise of incentive stock options	10,519	12,788
Purchase of treasury stock	(83,669)	(20,834)

Net cash provided by financing activities	106,177	186,349

Net increase (decrease) in cash and cash equivalents	9,701	(39,462)
Cash and cash equivalents at beginning of period	458,072	399,864

Cash and cash equivalents at end of period	$467,773	$360,402

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$175,367	$96,215
Income taxes	101,999	42,792
Supplemental schedule of noncash investing activities:
Loans transferred to other real estate	3,168	6,467
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

NOTE 2:	Accounting for Certain Derivatives
      Effective for the quarter ended June 30, 2005, the Corporation will no longer apply hedge accounting to certain interest rate swap agreements and an interest rate cap. After recent consultation with the Corporation’s independent registered public accounting firm (subsequent to the Corporation’s July 21, 2005 press release on second quarter 2005 earnings), the Corporation determined that the hedge accounting treatment applied to interest rate swaps on portions of its variable rate debt, an interest rate cap on variable rate debt, an interest rate swap on fixed rate subordinated debt and certain interest rate swaps related to specific fixed rate commercial loans, needed to be changed under the requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,”(SFAS 133). While this change affects previous period financial statements, the Corporation concluded that a restatement of its historical financial statements was not required as the correction was not material to prior periods presented.
      Under the Corporation’s previous interpretation of SFAS 133, the exchange of interest payments related to the swap contracts was included in net interest income, the changes in fair value on the interest rate swaps hedging portions of the variable rate debt and the interest rate cap were recorded in stockholders’ equity as part of accumulated other comprehensive income, and the fair value of the swap on fixed rate subordinated debt and the hedged item were recorded in the balance sheet with changes in fair value of both the swap and hedged item recognized in earnings. For the quarter ended June 30, 2005, and prospectively, hedge accounting will no longer be applied for these aforementioned derivative transactions, and the future exchange of interest payments related to the swap contracts as well as the “mark to market” (i.e., changes in the fair values of the swaps and the interest rate cap) will be recorded on a net basis in other income, and the hedged items (i.e., the subordinated debt and the specific commercial loans) will no longer be adjusted to fair values on a quarterly basis.

ASSOCIATED BANC-CORP
Notes to Consolidated Financial Statements — (Continued)
      The impact of these changes was effected by recording a loss on derivatives of $6.7 million in other income effective for the quarter ended June 30, 2005. On an after tax basis, this resulted in a $4.0 million reduction to net income, or $0.03 to both basic and diluted earnings per share for the three and six month periods ended June 30, 2005. The aggregate cumulative effect of this adjustment was a net increase to consolidated shareholders’ equity of $3.3 million, at June 30, 2005, attributable to the fair value changes of the interest rate swaps hedging the subordinated debt and commercial loans.
      Future reported results will be more sensitive to interest rate fluctuations as a result of this change. The Corporation is currently evaluating its future hedging strategies.

NOTE 3:	Reclassifications
      Certain items in the prior period consolidated financial statements have been reclassified to conform with the June 30, 2005 presentation.

NOTE 4:	New Accounting Pronouncements
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3,” (“SFAS 154”). SFAS 154 changes the accounting for and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of changes in accounting principle unless impracticable. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Corporation does not expect the adoption of SFAS 154 will have a material impact on its results of operations, financial position, or liquidity.
      In December 2004, the FASB issued SFAS No. 123 (revised December 2004), “Share-Based Payment,” (“SFAS 123R”), which replaces SFAS 123 and supersedes APB Opinion 25. SFAS 123R is effective for all stock-based awards granted on or after July 1, 2005. However, in April 2005, the SEC deferred the effective date of SFAS 123R to the first fiscal year beginning on or after June 15, 2005, with no other changes to SFAS 123R disclosure or measurement requirements. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and to be expensed over the applicable vesting period. Pro forma disclosure only of the income statement effects of share-based payments is no longer an alternative. In addition, companies must recognize compensation expense related to any stock-based awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. The Corporation anticipates adopting SFAS 123R prospectively in the first quarter of 2006, as required. The proforma information provided under Note 6 provides a reasonable estimate of the impact of adopting SFAS 123R on the Corporation’s results of operations.
      In March 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force in Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (“EITF 03-1”). EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the cost of the investment, and evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized through earnings equal to the difference between the

ASSOCIATED BANC-CORP
Notes to Consolidated Financial Statements — (Continued)
investment’s cost and its fair value. In September 2004, the FASB delayed the accounting requirements of EITF 03-1 until additional implementation guidance is issued and goes into effect. In June 2005, the FASB directed to issue EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1,” as final. The final EITF, to be retitled FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” is expected to be issued in August 2005 and will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Corporation regularly evaluates its investments for possible other-than-temporary impairment and, therefore, does not expect the requirements of EITF 03-1 will have a material impact on the Corporation’s results of operations, financial position, or liquidity.
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
      Presented below are the calculations for basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In thousands, except per share data)
Net income	$74,015	$64,505	$151,485	$124,065

Weighted average shares outstanding	128,990	110,116	129,383	110,205
Effect of dilutive stock options outstanding	1,473	1,404	1,485	1,442

Diluted weighted average shares outstanding	130,463	111,520	130,868	111,647

Basic earnings per share	$0.57	$0.59	$1.17	$1.13

Diluted earnings per share	$0.57	$0.58	$1.16	$1.11

NOTE 6:	Stock-Based Compensation
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

ASSOCIATED BANC-CORP
Notes to Consolidated Financial Statements — (Continued)
recognized if the exercise price of the option equals or exceeds the fair value of the stock on the date of grant, as such options would have no intrinsic value at the date of grant.
      The Corporation may issue common stock with restrictions to certain key employees. The shares are restricted as to transfer, but are not restricted as to dividend payment or voting rights. The restrictions lapse over three or five years, are contingent upon continued employment, and for performance awards are based on earnings per share performance goals. The Corporation amortizes the expense over the vesting period. During the first quarter of 2005 51,000 restricted stock shares were awarded and 75,000 restricted stock shares were awarded during 2003. Expense of approximately $613,000 and $352,000 was recorded for the six months ended June 30, 2005 and 2004, respectively, and expense of approximately $375,000 and $170,000 was recorded for the three months ended June 30, 2005 and 2004, respectively.
      For purposes of providing the pro forma disclosures required under SFAS 123, the fair value of stock options granted in the comparable three and six month periods ended June 30, 2005 and 2004 was estimated at the date of grant using a Black-Scholes option pricing model which was originally developed for use in estimating the fair value of traded options which have different characteristics from the Corporation’s employee stock options. The model is also sensitive to changes in the subjective assumptions that can materially affect the fair value estimate.
      In January 2005, the Board of Directors, with subsequent approval of the Corporation’s shareholders, approved amendments to the Corporation’s Long-Term Incentive Stock Option Plans to eliminate the requirement that stock options may not be exercisable earlier than one year from the date of grant. With the shareholder approval of these amendments, the stock options issued in January 2005 fully vested on June 30, 2005, while the stock options issued during 2004 and in previous years will fully vest three years from the date of grant. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS 123.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

	($ In thousands, except per share amounts)
Net income, as reported	$74,015	$64,505	$151,485	$124,065
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	225	102	368	211
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(3,499)	(947)	(6,429)	(1,884)

Net income, as adjusted	$70,741	$63,660	$145,424	$122,392

Basic earnings per share, as reported	$0.57	$0.59	$1.17	$1.13
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(0.02)	(0.01)	(0.05)	(0.02)

Basic earnings per share, as adjusted	$0.55	$0.58	$1.12	$1.11

Diluted earnings per share, as reported	$0.57	$0.58	$1.16	$1.11
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(0.03)	(0.01)	(0.05)	(0.01)

Diluted earnings per share, as adjusted	$0.54	$0.57	$1.11	$1.10

ASSOCIATED BANC-CORP
Notes to Consolidated Financial Statements — (Continued)
      The following assumptions were used in estimating the fair value for options granted in 2005 and 2004:

	2005	2004

Dividend yield	3.22%	3.37%
Risk-free interest rate	3.81%	3.40%
Weighted average expected life	6 yrs	6 yrs
Expected volatility	24.32%	28.25%
      The weighted average per share fair values of options granted in the comparable six-month periods of 2005 and 2004 were $6.85 and $6.40, respectively. The annual expense allocation methodology attributes a higher percentage of the reported expense to earlier years than to later years, resulting in accelerated expense recognition for proforma disclosure purposes.

NOTE 7:	Business Combinations
      As required, the Corporation’s acquisitions are accounted for under the purchase method of accounting; thus, the results of operations of each acquired entity prior to its respective consummation date are not included in the accompanying consolidated financial statements.

Pending Business Combination:
      State Financial Services Corporation (“State Financial”): On March 21, 2005, the Corporation announced the signing of a definitive agreement to acquire State Financial. Based on the terms of the agreement, State Financial shareholders will receive 1.2 shares of the Corporation’s stock for each share of State Financial stock they hold. The transaction is valued at approximately $278 million, based on the Corporation’s closing stock price on March 18, 2005. As of June 30, 2005, State Financial is a $1.5 billion financial services company based in Milwaukee, Wisconsin, with 29 banking branches in southeastern Wisconsin and northeastern Illinois and provides commercial and retail banking products, mortgage loan originations, and investment brokerage activities. The transaction is expected to be completed in late third quarter or early fourth quarter 2005, pending approval by regulators and State Financial shareholders. The State Financial shareholders are scheduled to vote on the pending acquisition on August 24, 2005.

Completed Business Combinations:
      First Federal Capital Corp (“First Federal”): On October 29, 2004, the Corporation consummated its acquisition of 100% of the outstanding shares of First Federal, based in La Crosse, Wisconsin. As of the acquisition date, First Federal operated a $4 billion savings bank with over 90 banking locations serving more than 40 communities in Wisconsin, northern Illinois, and southern Minnesota, building upon and complementing the Corporation’s footprint. As a result of the acquisition, the Corporation expected to enhance its current branch distribution (including supermarket locations which are new to the Corporation’s distribution model), improve its operational and managerial efficiencies, increase revenue streams, and strengthen its community banking model.
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

ASSOCIATED BANC-CORP
Notes to Consolidated Financial Statements — (Continued)
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

NOTE 8:	Investment Securities
      The following represents gross unrealized losses and the related fair value of securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2005.

	Less Than 12 Months		12 Months or More		Total

	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value

	($ In thousands)
U.S. Treasury securities	$—	$—	$(107)	$7,892	$(107)	$7,892
Federal agency securities	(495)	139,112	(353)	25,726	(848)	164,838
Obligations of state and political subdivisions	(52)	11,624	(17)	2,225	(69)	13,849
Mortgage-related securities	(10,124)	1,183,456	(13,447)	1,284,329	(23,571)	2,467,785
Other securities (equity)	(160)	2,422	—	—	(160)	2,422

Total	$(10,831)	$1,336,614	$(13,924)	$1,320,172	$(24,755)	$2,656,786

ASSOCIATED BANC-CORP
Notes to Consolidated Financial Statements — (Continued)
      Management does not believe any individual unrealized loss at June 30, 2005 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-related securities relate primarily to securities issued by government agencies such as the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation (“FHLMC”). These unrealized losses are primarily attributable to changes in interest rates and not credit deterioration and individually were 3.6% or less of their respective amortized cost basis. The Corporation currently has both the intent and ability to hold the securities contained in the previous table for a time necessary to recover the amortized cost.
      The Corporation owns four securities that were determined to have an other-than-temporary impairment that resulted in write-downs to earnings on the related securities, two of which have been included in the less than 12 months category above with unrealized losses of $0.2 million. The Corporation owns a collateralized mortgage obligation (“CMO”) determined to have an other-than-temporary impairment that resulted in a write-down on the security of $0.2 million during 2004, based on continued evaluation. As of June 30, 2005, this CMO had a carrying value of $0.8 million. The Corporation also owns three FHLMC preferred stock securities determined to have an other-than-temporary impairment that resulted in a write-down on these securities of $2.2 million during 2004. At June 30, 2005, these FHLMC preferred shares had a carrying value of $8.8 million.

NOTE 9:	Goodwill and Other Intangible Assets
      Goodwill: Goodwill is not amortized, but is subject to impairment tests on at least an annual basis. No impairment loss was necessary in 2004 or through June 30, 2005. At June 30, 2005, goodwill of $659 million was assigned to the banking segment and goodwill of $21 million was assigned to the wealth management segment. The change in the carrying amount of goodwill was as follows.

	Six Months Ended
			Year Ended
	June 30, 2005	June 30, 2004	December 31, 2004

	($ In thousands)
Goodwill:
Balance at beginning of period	$679,993	$224,388	$224,388
Goodwill acquired	—	8,140	455,605

Balance at end of period	$679,993	$232,528	$679,993

      Other Intangible Assets: The Corporation has other intangible assets that are amortized, consisting of core deposit intangibles, other intangibles (primarily related to customer relationships acquired in connection with the Corporation’s insurance agency acquisitions), and mortgage servicing rights. The core deposit intangibles and mortgage servicing rights are assigned to the banking segment, while other intangibles of $17 million are assigned to the wealth management segment and $2 million are assigned to the banking

ASSOCIATED BANC-CORP
Notes to Consolidated Financial Statements — (Continued)
segment as of June 30, 2005. For core deposit intangibles and other intangibles, changes in the gross carrying amount, accumulated amortization, and net book value were as follows.

	At or for the		At or for the
	Six Months Ended		Year Ended

	June 30, 2005	June 30, 2004	December 31, 2004

	($ In thousands)
Core deposit intangibles:(1)
Gross carrying amount	$28,202	$16,783	$33,468
Accumulated amortization	(8,055)	(10,098)	(11,335)

Net book value	$20,147	$6,685	$22,133

Additions during the period	$—	$—	$16,685
Amortization during the period	(1,985)	(798)	(2,035)
Other intangibles:
Gross carrying amount	$24,578	$20,677	$24,578
Accumulated amortization	(5,818)	(2,120)	(3,517)

Net book value	$18,760	$18,557	$21,061

Additions during the period	$—	$5,926	$9,827
Amortization during the period	(2,301)	(918)	(2,315)

(1)	Core deposit intangibles of $5.3 million were fully amortized during 2004 and were removed from both the gross carrying amount and the accumulated amortization effective January 1, 2005.
      A summary of changes in the balance of the mortgage servicing rights asset and the mortgage servicing rights valuation allowance was as follows.

	At or for the		At or for the
	Six Months Ended		Year Ended

	June 30, 2005	June 30, 2004	December 31, 2004

	($ In thousands)
Mortgage servicing rights:
Mortgage servicing rights at beginning of period	$91,783	$65,062	$65,062
Additions(1)	8,076	10,662	50,508
Amortization	(11,719)	(8,558)	(17,932)
Other-than-temporary impairment	(71)	(5,470)	(5,855)

Mortgage servicing rights at end of period	$88,069	$61,696	$91,783

Valuation allowance at beginning of period	(15,537)	(22,585)	(22,585)
Additions	(2,500)	(2,500)	(5,461)
Reversals	4,000	6,654	6,654
Other-than-temporary impairment	71	5,470	5,855

Valuation allowance at end of period	(13,966)	(12,961)	(15,537)

Mortgage servicing rights, net	$74,103	$48,735	$76,246

Portfolio of residential mortgage loans serviced for others(2)	$9,479,000	$6,010,000	$9,543,000
Mortgage servicing rights, net to Portfolio of residential mortgage loans serviced for others	0.78%	0.81%	0.80%

(1)	Included in the December 31, 2004, additions to mortgage servicing rights was $31.8 million from First Federal at acquisition.

(2)	Included in the December 31, 2004, portfolio of residential mortgage loans serviced for others was $3.5 billion from First Federal at acquisition.

ASSOCIATED BANC-CORP
Notes to Consolidated Financial Statements — (Continued)
      Mortgage servicing rights are amortized in proportion to and over the period of estimated servicing income. The Corporation periodically evaluates its mortgage servicing rights asset for impairment. A valuation allowance is established to the extent the carrying value of the mortgage servicing rights exceeds the estimated fair value by stratification. During the first six months of 2005, a $1.5 million reversal of valuation allowance was recorded, while a $4.2 million and a $1.2 million reversal of valuation allowance was recorded during first six months of 2004 and full year 2004, respectively. Mortgage servicing rights expense, which includes the amortization of the mortgage servicing rights and increases or decreases to the valuation allowance associated with the mortgage servicing rights, was $10.2 million and $4.4 million for the six months ended June 30, 2005 and 2004, respectively, and $16.7 million for the year ended December 31, 2004.
      The following table shows the estimated future amortization expense for amortizing intangible assets. The projections of amortization expense for the next five years are based on existing asset balances, the current interest rate environment, and prepayment speeds as of June 30, 2005. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon changes in interest rates, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable.
      Estimated amortization expense:

	Core Deposit	Other	Mortgage Servicing
	Intangible	Intangibles	Rights

	($ In thousands)
Six months ending December 31, 2005	$2,000	$1,600	$11,100
Year ending December 31, 2006	3,300	2,800	19,400
Year ending December 31, 2007	2,900	1,300	16,000
Year ending December 31, 2008	2,500	1,200	12,900
Year ending December 31, 2009	2,100	1,100	9,700
Year ending December 31, 2010	1,800	1,100	7,200

NOTE 10:	Long-term Funding
      Long-term funding was as follows.

	June 30,	June 30,	December 31,
	2005	2004	2004

	($ In thousands)
Federal Home Loan Bank advances	$1,394,021	$711,974	$1,158,294
Bank notes	925,000	300,000	500,000
Repurchase agreements	975,000	426,175	550,000
Subordinated debt, net	199,085	198,517	204,168
Junior subordinated debentures, net	185,464	184,088	185,517
Other borrowed funds	6,508	6,572	6,561

Total long-term funding	$3,685,078	$1,827,326	$2,604,540

Federal Home Loan Bank advances:
      Long-term advances from the Federal Home Loan Bank had maturities through 2020 and had weighted-average interest rates of 3.14% at June 30, 2005, compared to 2.54% at June 30, 2004, and 2.91% at December 31, 2004. These advances had a combination of fixed and variable contractual rates, of which, 78% were fixed at June 30, 2005, while 58% and 74% were fixed at June 30, and December 31, 2004, respectively.

ASSOCIATED BANC-CORP
Notes to Consolidated Financial Statements — (Continued)

Bank notes:
      The long-term bank notes had maturities through 2008 and had weighted-average interest rates of 3.38% at June 30, 2005, 2.43% at June 30, 2004, and 2.54% at December 31, 2004. These notes had a combination of fixed and variable contractual rates, of which 89% was variable rate at June 30, 2005, compared to 50% and 70% variable rate at June 30, and December 31, 2004, respectively.

Repurchase agreements:
      The long-term repurchase agreements had maturities through 2008 and had weighted-average interest rates of 2.70% at June 30, 2005, 1.78% at June 30, 2004, and 1.89% at December 31, 2004. These repurchase agreements had a combination of fixed and variable contractual rates, of which 90% was variable at June 30, 2005, while 35% and 82% were variable at June 30, and December 31, 2004, respectively.

Subordinated debt:
      In August 2001, the Corporation issued $200 million of 10-year subordinated debt. This debt was issued at a discount and has a fixed interest rate of 6.75%. The subordinated debt qualifies under the risk-based capital guidelines as Tier 2 supplementary capital for regulatory purposes. In 2001, the Corporation had entered into an interest rate swap to hedge the interest rate risk on the subordinated debt which was no longer accounted for under hedge accounting effective for the quarter ended June 30, 2005 (see Note 2).

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
      During May 2002, the Corporation entered into an interest rate swap to hedge the interest rate risk on the Debentures. The fair value of the derivative was a $5.1 million gain at June 30, 2005, a $3.7 million gain at June 30, 2004, and a $5.1 million gain at December 31, 2004. Given the fair value hedge, the Debentures are carried on the balance sheet at fair value.

NOTE 11:	Derivatives and Hedging Activities
      The Corporation uses derivative instruments primarily to hedge the variability in interest payments or protect the value of certain assets and liabilities recorded on its consolidated balance sheet from changes in interest rates. The predominant derivative and hedging activities include interest rate swaps, interest rate caps,

ASSOCIATED BANC-CORP
Notes to Consolidated Financial Statements — (Continued)
and certain mortgage banking activities. Interest rate swaps are entered into primarily as an asset/liability management strategy to modify interest rate risk, while an interest rate cap is an interest rate protection instrument.
      Derivative instruments are required to be carried at fair value on the balance sheet with changes in the fair value recorded directly in earnings. For a derivative designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and the ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.
      To qualify for and maintain hedge accounting treatment, the Corporation must meet formal documentation and effectiveness evaluation requirements both at the hedge’s inception and on an ongoing basis. If it is determined that a derivative is not highly effective or has ceased to be a highly effective hedge, the Corporation discontinues hedge accounting prospectively. When hedge accounting is discontinued, the Corporation would continue to carry the derivative on the balance sheet at its fair value; however, for a cash flow derivative changes in its fair value would be recorded in earnings instead of through other comprehensive income, and for a fair value derivative the changes in fair value of the hedged asset or liability would no longer be recorded through earnings.
      The Corporation measures the effectiveness of its hedges, where applicable, on a periodic basis. For a fair value hedge, the difference between the fair value change of the hedge instrument versus the fair value change of the hedged item is considered to be the “ineffective” portion of a fair value hedge, which is recorded as an increase or decrease in the related income statement classification of the item being hedged. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. For the mortgage derivatives, which are not accounted for as hedges, changes in the fair value are recorded as an adjustment to mortgage banking income.
      The table below identifies the Corporation’s derivative instruments at June 30, 2005, as well as which instruments receive hedge accounting treatment (see also Note 2). Included in the table below for June 30, 2005, were customer interest rate swaps and interest rate caps for which the Corporation has mirror swaps and caps. The fair value of these customer swaps and caps is recorded in earnings and the net impact for the year-to-date 2005 period was immaterial.

			Weighted Average
	Notional	Estimated Fair
	Amount	Market Value	Receive Rate	Pay Rate	Maturity

	($ In thousands)
June 30, 2005
Swaps-receive variable/ pay fixed	$200,000	$(12,284)	3.13%	5.03%	70 months
Swaps-receive fixed/ pay variable(1)	375,000	10,426	7.21%	4.81%	193 months
Swaps-receive variable/ pay fixed(2)	345,818	(3,996)	5.18%	6.41%	52 months
Interest rate cap	200,000	25	Strike 4.72%	—	14 months
Customer and mirror swaps	106,332	—	3.37%	3.37%	92 months
Customer and mirror caps	23,550	—	—	—	50 months

(1)	Fair value hedge accounting is applied on $175 million notional, which hedges long-term, fixed rate debt.

(2)	Fair value hedge accounting is applied on $252 million notional, which hedges longer-term, fixed rate commercial loans.

ASSOCIATED BANC-CORP
Notes to Consolidated Financial Statements — (Continued)
      For the mortgage derivatives, which are not accounted for as hedges, changes in the fair value are recorded to mortgage banking income. The fair value of the mortgage derivatives at June 30, 2005, was a net loss of $0.7 million, unchanged from the net loss of $0.7 million at June 30, 2004. The $0.7 million net fair value loss of mortgage derivatives at June 30, 2005, is comprised of the net loss on commitments to fund approximately $196 million of loans to individual borrowers and the net loss on commitments to sell approximately $227 million of loans to various investors. The $0.7 million net fair value loss of mortgage derivatives at June 30, 2004, is composed of the net gain on commitments to fund approximately $112 million of loans to individual borrowers and the net loss on commitments to sell approximately $135 million of loans to various investors.

NOTE 12:	Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities

Commitments and Off-Balance Sheet Risk
      The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related commitments (see below) and derivative instruments (see Note 11).

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
      Commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are defined as derivatives and are therefore required to be recorded on the consolidated balance sheet at fair value. The Corporation’s derivative and hedging activity is further summarized in Note 11. The following is a summary of lending-related commitments at June 30.

	June 30,

	2005	2004

	($ In thousands)
Commitments to extend credit, excluding commitments to originate mortgage loans(1)	$4,589,565	$3,717,762
Commercial letters of credit(1)	26,937	19,979
Standby letters of credit(2)	437,368	340,050

ASSOCIATED BANC-CORP
Notes to Consolidated Financial Statements — (Continued)

(1)	These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and thus are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and is not material at June 30, 2005 or 2004.

(2)	As required by FASB Interpretation No. 45, an interpretation of FASB Statements No. 5, 57, and 107, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the Corporation has established a liability of $4.4 million and $2.9 million at June 30, 2005 and 2004, respectively, as an estimate of the fair value of these financial instruments.
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
      Residential mortgage loans sold to others are sold on a nonrecourse basis, though First Federal retained the credit risk on the underlying loans it sold to or originated for the Federal Home Loan Bank (“FHLB”), prior to its acquisition by the Corporation, in exchange for a monthly credit enhancement fee. At June 30, 2005, there were $2.3 billion of such loans with credit risk recourse, upon which there have been negligible historical losses.

NOTE 13:	Retirement Plans
      The Corporation has a noncontributory defined benefit retirement plan covering substantially all full-time employees. The benefits are based primarily on years of service and the employee’s compensation paid. The Corporation’s funding policy is to pay at least the minimum amount required by the funding requirements of federal law and regulations.

ASSOCIATED BANC-CORP
Notes to Consolidated Financial Statements — (Continued)
      In connection with the First Federal acquisition on October 29, 2004, the Corporation assumed the First Federal pension plan. The First Federal pension plan was frozen on December 31, 2004, and qualified participants in this plan were eligible to participate in the Associated pension plan as of January 1, 2005. The net periodic benefit cost of the retirement plans is as follows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	($ In thousands)
Components of Net Periodic Benefit Cost
Service cost	$2,340	$1,674	$4,680	$3,347
Interest cost	1,346	964	2,693	1,927
Expected return on plan assets	(1,994)	(1,572)	(3,988)	(3,143)
Amortization of:
Transition asset	(81)	(81)	(162)	(162)
Prior service cost	19	19	37	37
Actuarial loss	193	92	385	185

Total net periodic benefit cost	$1,823	$1,096	$3,645	$2,191

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

NOTE 14:	Segment Reporting
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

ASSOCIATED BANC-CORP
Notes to Consolidated Financial Statements — (Continued)
      Selected segment information is presented below.

		Wealth		Consolidated
	Banking	Management	Other	Total

	($ In thousands)
As of and for the six months ended June 30, 2005
Net interest income	$332,391	$191	$—	$332,582
Provision for loan losses	5,998	—	—	5,998
Noninterest income	96,771	48,273	(248)	144,796
Depreciation and amortization	25,629	1,194	—	26,823
Other noninterest expense	191,844	30,876	(248)	222,472
Income taxes	64,042	6,558	—	70,600

Net income	$141,649	$9,836	$—	$151,485

Total assets	$20,691,764	$86,523	$(24,573)	$20,753,714

Total revenues*	$417,443	$48,464	$(248)	$465,659
Percent of consolidated total revenues	90%	10%	—	100%
As of and for the six months ended June 30, 2004
Net interest income	$260,737	$217	$—	$260,954
Provision for loan losses	11,065	—	—	11,065
Noninterest income	74,584	39,370	(1,344)	112,610
Depreciation and amortization	16,924	1,151	—	18,075
Other noninterest expense	144,386	26,312	(1,344)	169,354
Income taxes	46,155	4,850	—	51,005

Net income	$116,791	$7,274	$—	$124,065

Total assets	$15,439,014	$71,829	$(8,287)	$15,502,556

Total revenues*	$326,763	$39,587	$(1,344)	$365,006
Percent of consolidated total revenues	90%	11%	(1)%	100%

*	Total revenues for this segment disclosure are defined to be the sum of net interest income plus noninterest income, net of mortgage servicing rights amortization.

ASSOCIATED BANC-CORP
Notes to Consolidated Financial Statements — (Continued)

		Wealth		Consolidated
	Banking	Management	Other	Total

	($ In thousands)
As of and for the three months ended June 30, 2005
Net interest income	$166,595	$79	$—	$166,674
Provision for loan losses	3,671	—	—	3,671
Noninterest income	42,918	24,758	(132)	67,544
Depreciation and amortization	13,140	552	—	13,692
Other noninterest expense	92,884	15,730	(132)	108,482
Income taxes	30,936	3,422	—	34,358

Net income	$68,882	$5,133	$—	$74,015

Total assets	$20,691,764	$86,523	$(24,573)	$20,753,714

Total revenues*	$203,673	$24,837	$(132)	$228,378
Percent of consolidated total revenues	89%	11%	—	100%
As of and for the three months ended June 30, 2004
Net interest income	$131,793	$86	$—	$131,879
Provision for loan losses	5,889	—	—	5,889
Noninterest income	41,280	21,638	(767)	62,151
Depreciation and amortization	8,438	685	—	9,123
Other noninterest expense	74,002	13,915	(767)	87,150
Income taxes	24,513	2,850	—	27,363

Net income	$60,231	$4,274	$—	$64,505

Total assets	$15,439,014	$71,829	$(8,287)	$15,502,556

Total revenues*	$168,787	$21,724	$(767)	$189,744
Percent of consolidated total revenues	89%	11%	—	100%

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
      The following discussion and analysis is presented to assist in the understanding and evaluation of the Corporation’s financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on the six months ended June 30, 2005 and the comparable period in 2004. Discussion of second quarter 2005 results compared to second quarter 2004 is predominantly in section, “Comparable Second Quarter Results.” Discussion of second quarter 2005 results compared to first quarter 2005 is primarily in section, “Sequential Quarter Results.”
      The following discussion refers to the Corporation’s business combination activity that may impact the comparability of certain financial data (see Note 7, “Business Combinations,” of the notes to consolidated financial statements). In particular, consolidated financial results for the six months ended June 30, 2004 reflect no contribution from its October 29, 2004, purchase acquisition of First Federal and only three months contribution from its April 1, 2004, purchase acquisition of Jabas.
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
      Mortgage Servicing Rights Valuation: The fair value of the Corporation’s mortgage servicing rights asset is important to the presentation of the consolidated financial statements since the mortgage servicing rights are carried on the consolidated balance sheet at the lower of amortized cost or estimated fair value. Mortgage servicing rights do not trade in an active open market with readily observable prices. As such, like other participants in the mortgage banking business, the Corporation relies on an internal discounted cash flow model to estimate the fair value of its mortgage servicing rights. The use of an internal discounted cash flow model involves judgment, particularly of estimated prepayment speeds of underlying mortgages serviced and the overall level of interest rates. Loan type and note rate are the predominant risk characteristics of the underlying loans used to stratify capitalized mortgage servicing rights for purposes of measuring impairment. The Corporation periodically reviews the assumptions underlying the valuation of mortgage servicing rights. In addition, the Corporation consults periodically with third parties as to the assumptions used and to determine that the resultant valuation is within the context of the market. While the Corporation believes that the values produced by its internal model are indicative of the fair value of its mortgage servicing rights portfolio, these values can change significantly depending upon key factors, such as the then current interest rate environment, estimated prepayment speeds of the underlying mortgages serviced, and other economic conditions. To better understand the sensitivity of the impact on prepayment speeds to changes in interest rates, if mortgage interest rates moved up 50 basis points (“bp”) at June 30, 2005 (holding all other factors unchanged), it is anticipated that prepayment speeds would have slowed and the modeled estimated value of mortgage servicing rights could have been $6 million higher than that determined at June 30, 2005 (leading to more valuation allowance reversal and an increase in mortgage banking income). Conversely, if mortgage interest rates moved down 50 bp, prepayment speeds would have likely increased and the modeled estimated value of mortgage servicing rights could have been $8 million lower (leading to adding more valuation allowance and a decrease in mortgage banking income). The proceeds that might be received should the Corporation actually consider a sale of the mortgage servicing rights portfolio could differ from the amounts reported at any point in time. The Corporation believes the mortgage servicing rights asset is properly recorded in the consolidated financial statements. See Note 9, “Goodwill and Other Intangible Assets,” of the notes to consolidated financial statements and section “Noninterest Income.”
      Derivative Financial Instruments and Hedge Accounting: In various aspects of its business, the Corporation uses derivative financial instruments to modify exposures to changes in interest rates and market prices for other financial instruments. Derivative instruments are required to be carried at fair value on the balance sheet with changes in the fair value recorded directly in earnings. To qualify for and maintain hedge accounting, the Corporation must meet formal documentation and effectiveness evaluation requirements both at the hedge’s inception and on an ongoing basis. The application of the hedge accounting policy requires strict adherence to documentation and effectiveness testing requirements, judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings, and measurement of changes in the fair value of hedged items. If in the future derivative financial instruments used by the Corporation no longer qualify for hedge accounting, the impact on the consolidated results of operations and reported earnings could be significant. When hedge accounting is discontinued, the Corporation would continue to carry the derivative on the balance sheet at its fair value; however, for a cash flow derivative changes in its fair value would be recorded in earnings instead of through other comprehensive income, and for a fair value derivative the changes in fair value of the hedged asset or liability would no longer be recorded through earnings. Subsequent to its July 21, 2005 press release on second quarter 2005 earnings, but prior to its submission of this quarterly report, the Corporation determined that the hedge accounting applied to certain interest rate swaps and an interest rate cap needed to be changed under the requirements of SFAS 133. Consequently, the Corporation recorded a $6.7 million loss in other income effective for the quarter ended June 30, 2005, which after tax was a $4.0 million reduction to net income, or $0.03 to both basic and diluted earnings per share. See Note 2, “Accounting for Certain Derivatives,” and Note 11, “Derivative and Hedging Activities,” of the notes to consolidated financial statements.
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
Segment Review
      As described in Note 14, “Segment Reporting,” of the notes to consolidated financial statements, the Corporation’s primary reportable segment is banking. Banking consists of lending and deposit gathering (as well as other banking-related products and services) to businesses, governments, and consumers and the support to deliver, fund, and manage such banking services. The Corporation’s wealth management segment provides products and a variety of fiduciary, investment management, advisory, and Corporate agency services to assist customers in building, investing, or protecting their wealth, including insurance, brokerage, and trust/asset management.
      Note 14, “Segment Reporting,” of the notes to consolidated financial statements, indicates that the banking segment represents 90% of total revenues for the six months ended June 30, 2005, as defined in the Note. The Corporation’s profitability is predominantly dependent on net interest income, noninterest income, the level of the provision for loan losses, noninterest expense, and taxes of its banking segment. The consolidated discussion is therefore predominantly describing the banking segment results. The critical accounting policies primarily affect the banking segment, with the exception of income tax accounting, which affects both the banking and wealth management segments (see section “Critical Accounting Policies”).
Results of Operations — Summary
TABLE 1(1)
Summary Results of Operations: Trends

	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.
	2005	2005	2004	2004	2004

	($ In thousands, except per share data)
Net income (Quarter)	$74,015	$77,470	$70,855	$63,366	$64,505
Net income (Year-to-date)	151,485	77,470	258,286	187,431	124,065
Earnings per share — basic (Quarter)	$0.57	$0.60	$0.57	$0.58	$0.59
Earnings per share — basic (Year-to-date)	1.17	0.60	2.28	1.70	1.13
Earnings per share — diluted (Quarter)	$0.57	$0.59	$0.57	$0.57	$0.58
Earnings per share — diluted (Year-to-date)	1.16	0.59	2.25	1.68	1.11
Return on average assets (Quarter)	1.44%	1.54%	1.49%	1.60%	1.67%
Return on average assets (Year-to-date)	1.49	1.54	1.58	1.62	1.62
Return on average equity (Quarter)	14.62%	15.52%	15.46%	17.76%	18.87%
Return on average equity (Year-to-date)	15.07	15.52	17.22	18.00	18.12
Return on tangible average equity (Quarter)(2)	22.65%	24.13%	22.47%	21.69%	23.15%
Return on tangible average equity (Year-to-date)(2)	23.38	24.13	22.11	21.98	22.13
Efficiency ratio (Quarter)(3)	50.03%	49.73%	49.07%	47.75%	46.82%
Efficiency ratio (Year-to-date)(3)	49.88	49.73	48.04	47.63	47.57
Net interest margin (Quarter)	3.63%	3.68%	3.74%	3.76%	3.80%
Net interest margin (Year-to-date)	3.65	3.68	3.80	3.79	3.80

(1)	All per share financial information has been restated to reflect the effect of the May 2004 3-for-2 stock split.

(2)	Return on tangible average equity = Net income divided by average equity excluding average goodwill and other intangible assets. This is a non-GAAP financial measure.

(3)	Efficiency ratio = Noninterest expense divided by sum of taxable equivalent net interest income plus noninterest income, excluding investment securities gains (losses), net, and asset sales gains (losses), net.
      Net income for the six months ended June 30, 2005 totaled $151.5 million, or $1.17 and $1.16 for basic and diluted earnings per share, respectively. Comparatively, net income for the six months ended June 30, 2004 was $124.1 million, or $1.13 and $1.11 for basic and diluted earnings per share, respectively. Year-to-date 2005 results generated an annualized return on average assets of 1.49% and an annualized return on average equity of 15.07%, compared to 1.62% and 18.12%, respectively, for the comparable period in 2004. The net interest margin for the first six months of 2005 was 3.65% compared to 3.80% for the first six months of 2004.
Net Interest Income and Net Interest Margin
      Net interest income on a taxable equivalent basis for the six months ended June 30, 2005, was $345 million, an increase of $71.2 million or 26% over the comparable period last year. As indicated in Tables 2 and 3, the $71.2 million increase in taxable equivalent net interest income was attributable principally to favorable volume variances (with balance sheet growth from both the First Federal acquisition and organic growth adding $82.6 million to taxable equivalent net interest income), mitigated by unfavorable rate variances (as the impact of changes in the interest rate environment and product pricing reduced taxable equivalent net interest income by $11.4 million).
      The net interest margin for the first six months of 2005 was 3.65%, down 15 basis points from 3.80% for the comparable period in 2004. This comparable period decrease was a function of a 23 bp decrease in interest rate spread (the net of a 72 bp increase in the cost of interest-bearing liabilities and a 49 bp increase in the yield on earning assets) offset in part by 8 bp higher contribution from net free funds (attributable largely to the higher interest rate environment in 2005 which increased the value of noninterest-bearing demand deposits, a principle component of net free funds).
      The Federal Reserve raised interest rates by 25 bp nine times (totaling 225 bp) since mid-year 2004, resulting in an average Federal funds rate of 2.68% for the first half of 2005, 168 bp higher than the level 1.00% experienced during the first half of 2004. The Corporation’s interest rate sensitive balance sheet positions the Corporation for increased earnings if rates rise. The benefits from this position in the first six months of 2005 were mitigated by competitive pricing pressures and the continued flattening of the yield curve. The Corporation anticipates continued margin pressure in the third quarter.
      The yield on earning assets was 5.60% for year-to-date 2005, 49 bp higher than the comparable six-month period last year. The average loan yield was up 75 bp to 5.90%, attributable to the repricing of variable rate loans in the higher interest rate environment, as well as higher, though competitive, pricing on new and refinanced loans. The average yield on investments and other earning assets decreased 28 bp to 4.74%, as higher yielding securities matured and reinvestment occurred in a flattened yield curve environment.
      The cost of interest-bearing liabilities was 2.27% for year-to-date 2005, up 72 bp compared to the same period in 2004, reflecting the rising rate environment. The average cost of interest-bearing deposits was 1.86%, 48 bp higher than year-to-date 2004 and the cost of wholesale funds (comprised of short-term borrowings and long-term funding) was 2.96%, up 109 bp from year-to-date 2004. Short-term borrowings were the most directly impacted by the higher interest rates between comparable periods, increasing 161 bp to 2.74%, while long-term debt experienced a more moderate increase, rising only 28 bp to 3.14%.
      Average earning assets of $18.8 billion, were up $4.5 billion (31%) over the comparable six-month period last year, due to both the First Federal acquisition and organic growth. On average, loans increased $3.5 billion and investments were up $1.0 billion (predominantly mortgage-related securities), with First Federal adding $2.7 billion and $0.7 billion of loans and investments, respectively, at acquisition. The overall growth in average loans was comprised of increases in commercial loans (up $1.7 billion), retail loans (up $1.0 billion) and residential mortgages (up $0.8 billion).
      Average interest-bearing liabilities increased $4.0 billion (33%) over the comparable period in 2004, while net free funds increased $0.5 billion, both supporting the growth in earning assets. Average noninterest-bearing demand deposits (a component of net free funds) increased by $441 million, attributable principally to First Federal. The increase in average interest-bearing liabilities consisted of growth in interest-bearing deposits (up $2.1 billion, with First Federal adding $2.2 billion at acquisition) and higher wholesale funding balances (up $1.9 billion). Long-term debt was up $1.5 billion (including $0.8 billion from First Federal), representing 20.4% of average interest-bearing liabilities for year-to-date 2005 compared to 15.0% for year-to-date 2004. The remaining funding needs were filled with short-term borrowings (up $0.4 billion).

TABLE 2
Net Interest Income Analysis-Taxable Equivalent Basis

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004

		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	($ In thousands)
Earning assets:
Loans:(1)(2)(3)
Commercial	$8,328,884	$241,201	5.76%	$6,608,371	$160,794	4.82%
Residential mortgage	2,857,510	79,361	5.56	2,072,470	58,410	5.64
Retail	2,844,834	94,025	6.64	1,878,635	53,986	5.77

Total loans	14,031,228	414,587	5.90	10,559,476	273,190	5.15
Investments and other(1)	4,805,953	113,900	4.74	3,773,659	94,698	5.02

Total earning assets	18,837,181	528,487	5.60	14,333,135	367,888	5.11
Other assets, net	1,684,349			1,046,506

Total assets	$20,521,530			$15,379,641

Interest-bearing liabilities:
Interest-bearing deposits:
Savings deposits	$1,126,486	$2,053	0.37%	$918,775	$1,684	0.37%
Interest-bearing demand deposits	2,475,344	13,423	1.09	2,380,375	9,571	0.81
Money market deposits	2,111,396	16,682	1.59	1,537,955	5,952	0.78
Time deposits, excluding Brokered CDs	4,038,479	56,151	2.80	2,880,996	35,739	2.49

Total interest-bearing deposits, excluding Brokered CDs	9,751,705	88,309	1.83	7,718,101	52,946	1.38
Brokered CDs	301,901	4,211	2.81	206,527	1,264	1.23

Total interest-bearing deposits	10,053,606	92,520	1.86	7,924,628	54,210	1.38
Wholesale funding	6,119,944	90,989	2.96	4,232,740	39,933	1.87

Total interest-bearing liabilities	16,173,550	183,509	2.27	12,157,368	94,143	1.55

Noninterest-bearing demand deposits	2,159,974			1,718,881
Other liabilities	160,391			126,674
Stockholders’ equity	2,027,615			1,376,718

Total liabilities and equity	$20,521,530			$15,379,641

Interest rate spread			3.33%			3.56%
Net free funds			0.32			0.24

Taxable equivalent net interest income and net interest margin		$344,978	3.65%		$273,745	3.80%

Taxable equivalent adjustment		12,396			12,791

Net interest income		$332,582			$260,954

(1)	The yield on tax exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented.

(2)	Nonaccrual loans and loans held for sale are included in the average balances.

(3)	Interest income includes net loan fees.

TABLE 2 (Continued)
Net Interest Income Analysis-Taxable Equivalent Basis

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004

		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	($ In thousands)
Earning assets:
Loans:(1)(2)(3)
Commercial	$8,391,627	$125,299	5.91%	$6,684,527	$81,007	4.80%
Residential mortgage	2,877,900	39,942	5.55	2,103,558	29,301	5.58
Retail	2,814,719	48,648	6.92	1,897,457	27,367	5.79

Total loans	14,084,246	213,889	6.04	10,685,542	137,675	5.13
Investments and other(1)	4,832,675	57,228	4.74	3,795,159	47,263	4.98

Total earning assets	18,916,921	271,117	5.71	14,480,701	184,938	5.09
Other assets, net	1,657,849			1,017,304

Total assets	$20,574,770			$15,498,005

Interest-bearing liabilities:
Interest-bearing deposits:
Savings deposits	$1,133,629	$1,041	0.37%	$939,025	$843	0.36%
Interest-bearing demand deposits	2,349,997	6,677	1.14	2,396,737	4,871	0.82
Money market deposits	2,106,829	9,287	1.77	1,498,900	2,790	0.75
Time deposits, excluding Brokered CDs	4,005,390	28,903	2.89	2,824,920	17,327	2.47

Total interest-bearing deposits, excluding Brokered CDs	9,595,845	45,908	1.92	7,659,582	25,831	1.36
Brokered CDs	285,456	2,179	3.06	268,709	825	1.24

Total interest-bearing deposits	9,881,301	48,087	1.95	7,928,291	26,656	1.35
Wholesale funding	6,326,418	50,182	3.14	4,303,442	20,016	1.85

Total interest-bearing liabilities	16,207,719	98,269	2.42	12,231,733	46,672	1.53

Noninterest-bearing demand deposits	2,188,418			1,773,654
Other liabilities	147,704			117,986
Stockholders’ equity	2,030,929			1,374,632

Total liabilities and equity	$20,574,770			$15,498,005

Interest rate spread			3.29%			3.56%
Net free funds			0.34			0.24

Taxable equivalent net interest income and net interest margin		$172,848	3.63%		$138,266	3.80%

Taxable equivalent adjustment		6,174			6,387

Net interest income		$166,674			$131,879

TABLE 3
Volume/ Rate Variance — Taxable Equivalent Basis

	Comparison of			Comparison of
	Six Months Ended			Three Months Ended
	June 30, 2005 Versus 2004			June 30, 2005 Versus 2004

		Variance Attributable to			Variance Attributable to
	Income/Expense			Income/Expense
	Variance(1)	Volume	Rate	Variance(1)	Volume	Rate

	($ In thousands)
INTEREST INCOME:(2)
Loans:
Commercial	$80,407	$45,521	$34,886	$44,292	$23,071	$21,221
Residential mortgage	20,951	21,815	(864)	10,641	10,747	(106)
Retail	40,039	31,537	8,502	21,281	15,878	5,403

Total loans	141,397	98,873	42,524	76,214	49,696	26,518
Investments and other	19,202	24,677	(5,475)	9,965	12,393	(2,428)

Total interest income	$160,599	$123,550	$37,049	$86,179	$62,089	$24,090
INTEREST EXPENSE:
Interest-bearing deposits:
Savings deposits	$369	$374	$(5)	$198	$181	$17
Interest-bearing demand deposits	3,852	392	3,460	1,806	(96)	1,902
Money market deposits	10,730	2,817	7,913	6,497	1,491	5,006
Time deposits, excluding brokered CDs	20,412	15,600	4,812	11,576	8,183	3,393

Interest-bearing deposits, excluding brokered CDs	35,363	19,183	16,180	20,077	9,759	10,318
Brokered CDs	2,947	778	2,169	1,354	55	1,299

Total interest-bearing deposits	38,310	19,961	18,349	21,431	9,814	11,617
Wholesale funding	51,056	21,000	30,056	30,166	11,469	18,697

Total interest expense	89,366	40,961	48,405	51,597	21,283	30,314

Net interest income, taxable equivalent	$71,233	$82,589	$(11,356)	$34,582	$40,806	$(6,224)

(1)	The change in interest due to both rate and volume has been allocated proportionately to volume variance and rate variance based on the relationship of the absolute dollar change in each.

(2)	The yield on tax-exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented.
Provision for Loan Losses
      The provision for loan losses for the first six months of 2005 was $6.0 million, compared to $11.1 million for the same period in 2004. Net charge offs were $5.7 million and $10.7 million for the six months ended June 30, 2005 and 2004, respectively. Annualized net charge offs as a percent of average loans for year-to-date 2005 were 0.08%, compared to 0.15% for the full year 2004 and 0.20% for the comparable year-to-date period in 2004. At June 30, 2005, the allowance for loan losses was $190.0 million, compared to $189.8 million at December 31, 2004, and $178.0 million at June 30, 2004. The ratio of the allowance for loan losses to total loans was 1.35%, down from 1.37% at December 31, 2004 and 1.69% at June 30, 2004. Nonperforming loans at

June 30, 2005 were $112.5 million, compared to $115.0 million at December 31, 2004 and $85.9 million at June 30, 2004. See Table 8.
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
Noninterest Income
      For the six months ended June 30, 2005, noninterest income was $133.1 million, up $29.0 million or 27.9% compared to $104.1 million for year-to-date 2004. The timing of acquisitions affected financial comparisons, as the first six months of 2004 carry no financial results from the October 2004 First Federal acquisition and three months financial results from the April 2004 Jabas acquisition. See Table 10 for detailed trends of selected quarterly information.
TABLE 4
Noninterest Income

			Change				Change
	2nd Qtr.	2nd Qtr.			YTD	YTD
	2005	2004	Dollar	Percent	2005	2004	Dollar	Percent

	($ In thousands)
Trust service fees	$8,967	$8,043	$924	11.5%	$17,295	$15,911	$1,384	8.7%
Service charges on deposit accounts	22,215	13,141	9,074	69.1	40,880	25,538	15,342	60.1
Mortgage banking income	10,715	9,045	1,670	18.5	22,479	18,071	4,408	24.4
Mortgage servicing rights expense	8,339	(2,368)	10,707	N/M	10,219	4,404	5,815	132.0

Mortgage banking, net	2,376	11,413	(9,037)	(79.2)	12,260	13,667	(1,407)	(10.3)
Credit card & other nondeposit fees	8,790	6,074	2,716	44.7	17,901	11,745	6,156	52.4
Retail commissions	15,370	13,162	2,208	16.8	30,075	22,519	7,556	33.6
Bank owned life insurance (“BOLI”) income	2,311	3,641	(1,330)	(36.5)	4,479	6,996	(2,517)	(36.0)
Other	(355)	2,742	(3,097)	(112.9)	8,459	5,874	2,585	44.0

Subtotal (“fee income”)	59,674	58,216	1,458	2.5	131,349	102,250	29,099	28.5
Asset sale gains, net	539	218	321	N/M	237	440	(203)	N/M
Investment securities gains (losses), net	1,491	(569)	2,060	N/M	1,491	1,362	129	N/M

Total noninterest income	$61,704	$57,865	$3,839	6.6%	$133,077	$104,052	$29,025	27.9%

N/ M — Not meaningful
      Trust service fees were $17.3 million, up $1.4 million (8.7%) between comparable six-month periods. The change was primarily the result of an improving stock market and its impact on the average market value of assets under management. The market value of assets under management were $4.75 billion and $4.31 billion at June 30, 2005 and 2004, respectively, primarily reflecting higher equity values. Equities represent over 60% of the market value of assets under management for both six-month June periods.

      Service charges on deposit accounts were $40.9 million, up $15.3 million (60.1%) over the comparable six-month period last year, a function of higher volumes associated with the increased deposit account base, moderate fee increases in second quarter 2004 related to account service charges and nonsufficient funds, and standardization of service charges in first quarter 2005 following the First Federal system conversion.
      Net mortgage banking income consists of gross mortgage banking income (which includes servicing fees and the gain or loss on sales of mortgage loans to the secondary market and other related fees) less mortgage servicing rights expense (i.e., base amortization of the mortgage servicing rights asset and increases or decreases to the valuation allowance associated with the mortgage servicing rights asset). Net mortgage banking income was $12.3 million for the first half of 2005, down $1.4 million (10.3%) from the first half of 2004. The decrease was the net result of higher mortgage servicing rights expense (unfavorable by $5.8 million) and a reduction in other related mortgage fees and gains on sales (down $1.5 million), offset in part by higher servicing fees (up $5.9 million). Including First Federal, the average mortgage portfolio serviced for others increased (up 61%), resulting in the increased servicing fees between the comparable six-month periods. Mortgage interest rates were higher at June 30, 2005 than at June 30, 2004, impacting secondary mortgage production (down 23% to $723 million compared to $939 million for the first half of 2004) and lowering other related mortgage fees and gains on sales by $1.5 million (down 13.8%).
      Year-to-date mortgage servicing rights expense was impacted primarily by changes in estimated prepayment speeds and related movements in the estimated fair value of the mortgage servicing rights asset. Mortgage servicing rights expense for the six months ended June 30, 2005, was $10.2 million, $5.8 million higher than the comparable six-month period in 2004. For the first half of 2005, mortgage servicing rights expense included a $1.5 million reversal to the valuation reserve compared to a $4.2 million valuation reversal for the first half of 2004 and $3.1 million higher base amortization expense on the larger mortgage servicing rights asset. At June 30, 2005, the net mortgage servicing rights asset was $74.1 million, representing 78 basis points of the $9.48 billion mortgage portfolio serviced for others, compared to a net mortgage servicing rights asset of $48.7 million, representing 81 basis points of the $6.01 billion mortgage portfolio serviced for others at June 30, 2004.
      The mortgage servicing rights asset, net of any valuation allowance, is carried in intangible assets on the consolidated balance sheets at the lower of amortized cost or estimated fair value. The valuation of the mortgage servicing rights asset is considered a critical accounting policy given that estimating the fair value involves an internal discounted cash flow model and assumptions that involve judgment, particularly of estimated prepayment speeds of the underlying mortgages serviced and the overall level of interest rates. See section “Critical Accounting Policies,” as well as Note 9, “Goodwill and Other Intangible Assets,” of the notes to consolidated financial statements for additional disclosure.
      Credit card and other nondeposit fees were $17.9 million, up $6.2 million (52.4%) over the first half of 2004, primarily from the inclusion of First Federal accounts, and predominantly from card-related inclearing and other fees. Retail commissions (which includes commissions from insurance and brokerage product sales) were $30.1 million for the first six months of 2005, up $7.6 million (33.6%) compared to the first six months of 2004, attributable to the inclusion of Jabas as well as increased sales.
      BOLI income was $4.5 million, down $2.5 million (36.0%) from the first half of 2004, a direct result of the 2004 downward repricings of a large investment of BOLI. Other income was $8.5 million for the first half of 2005, up $2.6 million over first half of 2004. The change in other income was due largely to a $4.5 million non-recurring gain from the dissolution of stock in a regional ATM network along with increases in ATM-based fees and other miscellaneous income due to the inclusion of First Federal, offset partly by a $6.7 million net loss on derivatives (as described in Note 2, “Accounting for Certain Derivatives,” of the notes to consolidated financial statements). Net investment securities gains of $1.5 million for the first half of 2005 included gains of $1.7 million on the sale of common stock holdings, partially offset by losses of $0.2 million on the sale of mortgage-related securities. For the first half of 2004 net investment securities gain of $1.4 million was the net result of a $1.9 million gain on the sale of common stock holdings, net of a $0.2 million other-than-temporary write-down on a mortgage-related security and a $0.4 million loss on the sale of securities.

Noninterest Expense
      Noninterest expense was $237.6 million for the first half of 2005, up $58.7 million (32.8%) over the comparable period last year, influenced by the timing of the First Federal and Jabas acquisitions. See Table 10 for detailed trends of selected quarterly information.
TABLE 5
Noninterest Expense

	2nd Qtr.	2nd Qtr.	Dollar	Percent	YTD	YTD	Dollar	Percent
	2005	2004	Change	Change	2005	2004	Change	Change

				($ In thousands)
Personnel expense	$66,934	$53,612	$13,322	24.8%	$139,919	$105,888	$34,031	32.1%
Occupancy	9,374	6,864	2,510	36.6	19,262	14,336	4,926	34.4
Equipment	4,214	2,878	1,336	46.4	8,232	5,877	2,355	40.1
Data processing	6,728	6,128	600	9.8	13,021	11,801	1,220	10.3
Business development & advertising	4,153	4,057	96	2.4	8,092	6,714	1,378	20.5
Stationery and supplies	1,644	1,429	215	15.0	3,488	2,655	833	31.4
Intangible amortization expense	2,292	934	1,358	145.4	4,286	1,716	2,570	149.8
Loan expense	2,512	1,670	842	50.4	5,203	3,056	2,147	70.3
Legal and professional	2,896	2,460	436	17.7	5,383	3,789	1,594	42.1
Other	15,587	11,955	3,632	30.4	30,690	23,039	7,651	33.2

Total noninterest expense	$116,334	$91,987	$24,347	26.5%	$237,576	$178,871	$58,705	32.8%

      Personnel expense (including salary-related expenses and fringe benefit expenses) was $139.9 million for first six months of 2005, up $34.0 million (32.1%) over the first six months of 2004, particularly reflecting the substantially larger employee base attributable to the 2004 acquisitions. Average full-time equivalent employees were 5,011 for the first half of 2005, up 24.7% from 4,017 for the first half of 2004. Salary-related expenses increased $25.7 million (31.8%) due principally to the larger employee base, merit increases between the years, higher incentives and commission-based pay, as well as higher overtime and severance. Fringe benefits were up $8.3 million (33.2%) over the comparable 2004 period, in response to the larger salary base, as well as the increased cost of premium based benefits and other benefit plans.
      Occupancy expense of $19.3 million for the first half of 2005 was up $4.9 million (34.4%), and equipment expense of $8.2 million was up $2.4 million (40.1%) over the comparable period last year, predominantly due to the First Federal acquisition, which added over 90 branches and supermarket locations (43%) to the Corporation’s branch system, and necessary technology expenditures. Data processing, business development and advertising, and stationery and supplies were each up between the comparable six-month periods, reflecting the larger operating base, conversion and integration expenditures, but offset in part by controlling selected discretionary expenses. Intangible amortization expense increased $2.6 million, a direct function of amortizing intangible assets added from the 2004 acquisitions.
      Loan expense was $5.2 million for first six months of 2005, an increase of $2.1 million compared to first six months of 2004, fully attributable to processing, security, authorization and conversion costs related to the larger credit and debit card base. Legal and professional expenses were $5.4 million, up $1.6 million, due in part to conversion efforts, but also due to higher base audit/compliance fees and other professional consultant costs. Other expense was up $7.7 million (33.2%) over the comparable period last year, across multiple categories and primarily commensurate with the larger operating base (such as higher ATM expense, customer check printing, insurance and donation costs), but also higher employee training, hiring, placement and relocation costs.

Income Taxes
      Income tax expense for the first six months of 2005 was $70.6 million, up $19.6 million from the comparable period in 2004. The effective tax rate (income tax expense divided by income before taxes) was 31.8% and 29.1% for year-to-date 2005 and year-to-date 2004, respectively. The increase in the effective tax rate was primarily attributable to the increase in income before tax and the acquisitions of First Federal and Jabas, with both having higher effective tax rates than the Corporation prior to the acquisitions.
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
Balance Sheet
      At June 30, 2005, total assets were $20.8 billion, an increase of $5.3 billion, or 33.9%, since June 30, 2004, largely attributable to the First Federal acquisition. The growth in assets was comprised principally of increases in loans (up $3.5 billion or 33.1%, including $2.7 billion from First Federal at consummation) and investment securities (up $1.0 billion or 26.2%, with $0.7 million acquired from First Federal at consummation).
      Commercial loans and home equity were strategically emphasized in 2004. In addition, the acquisition of First Federal with its higher mix of retail and residential mortgage loans shifted the mix of loans. Commercial loans were $8.4 billion, up $1.7 billion or 25.7%, and represented 60% of total loans at June 30, 2005, compared to 64% at June 30, 2004. Retail loans grew $0.9 billion or 49.3% to represent 20% of total loans compared to 18% at June 30, 2004, while residential mortgage loans increased $0.9 billion or 43.0% to represent 20% of total loans compared to 18% a year earlier.
      At June 30, 2005, total deposits were $12.1 billion, up $2.5 billion or 26.2% over June 30, 2004 (including $2.7 billion added from First Federal at acquisition). Other time deposits increased $1.2 billion (44.2%) to represent 33% of total deposits at June 30, 2005 compared to 28% at June 30, 2004. Money market deposits grew $0.6 billion (41.8%) to represent 17% of total deposits at June 30, 2005 compared to 15% a year earlier, while demand deposits increased $0.4 billion (23.5%) to represent 19% of total deposits at June 30, 2005 (unchanged from 19% of total deposits at June 30, 2004). Short-term borrowings increased $0.2 billion, while long-term funding increased $1.9 billion since June 30, 2004, due primarily to the funding mix acquired from First Federal, as well as the issuance of Federal Home Loan Bank advances, bank notes, and repurchase agreements (see Note 10, “Long-term Funding,” of the notes to consolidated financial statements).
      Since year-end 2004 the balance sheet grew modestly, up $0.2 billion (2.3% annualized). Loans grew $0.2 billion (2.5% annualized), especially commercial loans (up $185 million). Total deposits were down $0.7 billion compared to December 31, 2004, primarily in interest-bearing demand deposits (down $628 million).

TABLE 6
Period End Loan Composition

	June 30, 2005		March 31, 2005		December 31, 2004		September 30, 2004		June 30, 2004

		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

	($ In thousands)
Commercial, financial, and agricultural	$3,086,663	22%	$2,852,462	21%	$2,803,333	20%	$2,479,764	23%	$2,247,779	22%
Real estate construction	1,640,941	12	1,569,013	11	1,459,629	11	1,152,990	11	1,118,284	11
Commercial real estate	3,650,726	26	3,813,465	28	3,933,131	28	3,242,009	30	3,292,783	31
Lease financing	53,270	—	50,181	—	50,718	—	49,423	—	48,979	—

Commercial	8,431,600	60	8,285,121	60	8,246,811	59	6,924,186	64	6,707,825	64
Home equity(1)	1,806,236	13	1,744,676	13	1,866,485	13	1,290,436	12	1,231,077	12
Installment	1,025,621	7	1,048,510	7	1,054,011	8	672,806	6	666,305	6

Retail	2,831,857	20	2,793,186	20	2,920,496	21	1,963,242	18	1,897,382	18
Residential mortgage	2,791,049	20	2,844,889	20	2,714,580	20	1,943,199	18	1,951,396	18

Total loans	$14,054,506	100%	$13,923,196	100%	$13,881,887	100%	$10,830,627	100%	$10,556,603	100%

(1)	Home equity includes home equity lines and residential mortgage junior liens.
TABLE 7
Period End Deposit Composition

	June 30, 2005		March 31, 2005		December 31, 2004		September 30, 2004		June 30, 2004

		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

					($ In thousands)
Noninterest-bearing demand	$2,250,482	19%	$2,156,592	18%	$2,347,611	19%	$1,867,905	19%	$1,822,716	19%
Savings	1,117,922	9	1,137,120	9	1,116,158	9	936,975	10	948,755	10
Interest-bearing demand	2,227,188	18	2,485,548	20	2,854,880	22	2,334,072	24	2,355,287	25
Money market	2,094,796	17	2,112,490	17	2,083,717	16	1,516,423	16	1,477,513	15
Brokered CDs	491,781	4	218,111	2	361,559	3	186,326	2	263,435	3
Other time	3,916,462	33	4,084,043	34	4,022,314	31	2,835,572	29	2,715,886	28

Total deposits	$12,098,631	100%	$12,193,904	100%	$12,786,239	100%	$9,677,273	100%	$9,583,592	100%

Total deposits, excluding Brokered CDs	$11,606,850	96%	$11,975,793	98%	$12,424,680	97%	$9,490,947	98%	$9,320,157	97%
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
      As of June 30, 2005, the allowance for loan losses was $190.0 million compared to $178.0 million at June 30, 2004, and $189.8 million at December 31, 2004. The allowance for loan losses at June 30, 2005 increased $12.0 million since June 30, 2004 (including $14.8 million from First Federal at acquisition) and $0.2 million since December 31, 2004. At June 30, 2005, the allowance for loan losses to total loans was 1.35% and covered 169% of nonperforming loans, compared to 1.69% and 207%, respectively, at June 30, 2004, and 1.37% and 165%, respectively, at December 31, 2004. The decline in the ratio of allowance for loan losses to total loans at June 30, 2005, and year-end 2004 compared to June 30, 2004, was in part a result of acquiring the First Federal thrift balance sheet, which added $14.8 million allowance for loan losses and $2.7 billion of loans (or 0.54% allowance for loan losses to total loans) at consummation. Table 8 provides additional information regarding activity in the allowance for loan losses and nonperforming assets.
      Gross charge offs were $11.3 million for the six months ended June 30, 2005, $12.7 million for the comparable period ended June 30, 2004, and $22.2 million for year-end 2004, while recoveries for the corresponding periods were $5.6 million, $2.0 million and $4.9 million, respectively. The ratio of net charge offs to average loans on an annualized basis was 0.08%, 0.20%, and 0.15% for the six-month periods ended June 30, 2005 and June 30, 2004, and for the 2004 year, respectively.
TABLE 8
Allowance for Loan Losses and Nonperforming Assets

	At and for the				At and for the
	Six Months Ended				Year Ended
	June 30,				December 31,

	2005		2004		2004

	($ In thousands)
Allowance for Loan Losses:
Balance at beginning of period	$189,762		$177,622		$177,622
Balance related to acquisition	—		—		14,750
Provision for loan losses	5,998		11,065		14,668
Charge offs	(11,333)		(12,722)		(22,202)
Recoveries	5,597		2,015		4,924

Net charge offs	(5,736)		(10,707)		(17,278)

Balance at end of period	$190,024		$177,980		$189,762

Nonperforming Assets:
Nonaccrual loans:
Commercial	$85,264		$60,964		$85,955
Residential mortgage	16,438		12,127		16,088
Retail	7,996		7,531		10,718

Total nonaccrual loans	109,698		80,622		112,761
Accruing loans past due 90 days or more:
Commercial	—		3,890		659
Residential mortgage	—		—		—
Retail	2,806		1,317		1,494

Total accruing loans past due 90 days or more	2,806		5,207		2,153
Restructured loans (commercial)	35		40		37

Total nonperforming loans	112,539		85,869		114,951
Other real estate owned	3,685		6,613		3,915

Total nonperforming assets	$116,224		$92,482		$118,866

Ratios:
Allowance for loan losses to net charge offs (annualized)	16.43	x	8.27	x	10.98	x
Net charge offs to average loans (annualized)	0.08%		0.20%		0.15%
Allowance for loan losses to total loans	1.35		1.69		1.37
Nonperforming loans to total loans	0.80		0.81		0.83
Nonperforming assets to total assets	0.56		0.60		0.58
Allowance for loan losses to nonperforming loans	169		207		165

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
      The allocation methodology used for June 30, 2005, June 30, 2004, and December 31, 2004 were comparable, whereby the Corporation segregated its loss factor allocations (used for both criticized and non-criticized loan categories) into a component primarily based on historical loss rates and a component primarily based on other qualitative factors that may affect loan collectibility. Factors applied are reviewed periodically and adjusted to reflect changes in trends or other risks. Total loans at June 30, 2005, were up $3.5 billion (33.1%) since June 30, 2004, largely attributable to the First Federal acquisition, which added $2.7 billion in loans at consummation (see Table 6). Total loans increased $0.2 billion compared to December 31, 2004, with commercial loans accounting for the majority of growth. Nonperforming loans were $112.5 million, or 0.80% of total loans at June 30, 2005, down from 0.81% of loans a year ago, and from 0.83% of loans at year-end 2004. Criticized commercial loans were up 3% since June 30, 2004, and increased 5% since year-end 2004. The allowance for loan losses to loans was 1.35%, 1.69% and 1.37% for June 30, 2005, and June 30 and December 31, 2004, respectively.
      Management believes the allowance for loan losses to be adequate at June 30, 2005.
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
      Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, loans 90 days or more past due but still accruing, and restructured loans. The Corporation specifically excludes from its definition of nonperforming loans student loan balances that are 90 days or more past due and still accruing and that have contractual government guarantees as to collection of principal and interest. The Corporation had approximately $13 million, $9 million and $15 million of nonperforming student loans at June 30, 2005, June 30, 2004, and December 31, 2004, respectively.
      Table 8 provides detailed information regarding nonperforming assets, which include nonperforming loans and other real estate owned. Nonperforming assets to total assets were 0.56%, 0.60%, and 0.58% at June 30, 2005, June 30, 2004, and December 31, 2004, respectively.

      Total nonperforming loans of $112.5 million at June 30, 2005 were up $26.7 million from June 30, 2004 and down $2.4 million from year-end 2004. The ratio of nonperforming loans to total loans was 0.80% at June 30, 2005, down from both 0.81% and 0.83% at June 30, 2004, and year-end 2004, respectively. Nonaccrual loans account for the majority of the $26.7 million increase in nonperforming loans between the comparable June periods. Nonaccrual loans increased $29.1 million (primarily attributable to the nonaccrual loans acquired with the First Federal acquisition), while accruing loans past due 90 or more days were down $2.4 million. Nonaccrual loans also account for the majority of the $2.4 million decrease in nonperforming loans since year-end 2004. Nonaccrual loans decreased $3.1 million, while accruing loans past due 90 or more days increased $0.7 million. The most significant changes in nonaccrual loans from year-end 2004 were attributable to the payment on one large problem credit (totaling approximately $13 million, on a commercial credit within the food industry), net of the addition of one large credit (totaling approximately $8 million, on a commercial real estate credit), as management continues to work through problem credits.
      Other real estate owned was $3.7 million at June 30, 2005, compared to $6.6 million at June 30, 2004, and $3.9 million at year-end 2004. The change in other real estate owned was predominantly due to the addition and subsequent sale of commercial real estate properties. A $1.3 million commercial property was added during first quarter 2004. During 2004, a $1.1 million commercial property (which was added to other real estate owned during 2003) was sold (at a net gain of $0.4 million) and the $1.3 million commercial property was sold (at a net loss of $0.2 million).
      Potential problem loans are certain loans bearing risk ratings by management but that are not in nonperforming status; however, there are circumstances present to create doubt as to the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that the Corporation expects losses to occur but that management recognizes a higher degree of risk associated with these loans. The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in the determination of the level of the allowance for loan losses. The loans that have been reported as potential problem loans are not concentrated in a particular industry but rather cover a diverse range of businesses. At June 30, 2005, potential problem loans totaled $239 million, compared to $277 million at June 30, 2004, and $234 million at December 31, 2004.
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
      The Corporation’s internal liquidity management framework includes measurement of several key elements, such as wholesale funding as a percent of total assets and liquid assets to short-term wholesale funding. Strong capital ratios, credit quality, and core earnings are essential to retaining high credit ratings and, consequently, cost-effective access to the wholesale funding markets. A downgrade or loss in credit ratings could have an impact on the Corporation’s ability to access wholesale funding at favorable interest rates. As a result, capital ratios, asset quality measurements, and profitability ratios are monitored on an ongoing basis as part of the liquidity management process. At June 30, 2005, the Corporation was in compliance with its liquidity objectives.
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
      The Parent Company also has multiple funding sources that could be used to increase liquidity and provide additional financial flexibility. These sources include two shelf registrations to issue debt and preferred securities or a combination thereof and, used to a lesser degree, a revolving credit facility and commercial paper issuances. The Parent Company has available a $100 million revolving credit facility with established lines of credit from nonaffiliated banks, of which $100 million was available at June 30, 2005. In addition, under the Parent Company’s $200 million commercial paper program, $100 million of commercial paper was outstanding and $100 million of commercial paper was available at June 30, 2005.
      In May 2002, the Parent Company filed a “shelf” registration statement under which the Parent Company may offer up to $300 million of trust preferred securities. In May 2002, $175 million of trust preferred securities were issued, bearing a 7.625% fixed coupon rate. At June 30, 2005, $125 million was available under the trust preferred shelf. In May 2001, the Parent Company filed a “shelf” registration statement whereby the Parent Company may offer up to $500 million of any combination of the following securities, either separately or in units: debt securities, preferred stock, depositary shares, common stock, and warrants. In August 2001, the Parent Company issued $200 million in a subordinated note offering, bearing a 6.75% fixed coupon rate and 10-year maturity. At June 30, 2005, $300 million was available under the shelf registration.
      Investment securities are an important tool to the Corporation’s liquidity objective. As of June 30, 2005, all securities are classified as available for sale and are reported at fair value on the consolidated balance sheet. Of the $4.8 billion investment portfolio at June 30, 2005, $3.0 billion were pledged to secure certain deposits or for other purposes as required or permitted by law. The majority of the remaining securities could be pledged or sold to enhance liquidity, if necessary.
      The bank subsidiaries have a variety of funding sources (in addition to key liquidity sources, such as core deposits, loan and investment portfolio repayments and maturities, and loan and investment portfolio sales) available to increase financial flexibility. A bank note program associated with Associated Bank, National Association, was established during 2000. Under this program, short-term and long-term debt may be issued. As of June 30, 2005, $925 million of long-term bank notes were outstanding and $225 million was available under the bank note program. The Corporation plans to institute a new bank note program. The banks have also established federal funds lines with major banks and the ability to borrow from the Federal Home Loan Bank ($1.4 billion was outstanding at June 30, 2005). In addition, the bank subsidiaries also issue institutional certificates of deposit, from time to time offer brokered certificates of deposit, and to a lesser degree, accept Eurodollar deposits.
      For the six months ended June 30, 2005, net cash provided by operating and financing activities was $117.7 million and $106.2 million, respectively, while investing activities used net cash of $214.2 million, for a net increase in cash and cash equivalents of $9.7 million since year-end 2004. Generally, net asset growth since year-end 2004 was modest (up 1.1%), while deposits declined during the first half of 2005. Long-term funding was predominantly used to replenish the net decrease in deposits and repay short-term borrowings as well as to provide for common stock repurchases and the payment of cash dividends to the Corporation’s stockholders.

      For the six months ended June 30, 2004, net cash provided from operating and financing activities was $184.4 million and $186.3 million, respectively, while investing activities used net cash of $410.2 million, for a net decrease in cash and cash equivalents of $39.5 million since year-end 2003. In the first six months of 2004 maturities of time deposits occurred (down $303 million or 20% annualized) and net asset growth since year-end 2003 was moderate (up $255 million or 3% annualized). Therefore, other funding sources were utilized, particularly short-term borrowings, to fund asset growth, replenish the net decrease in deposits, provide for the repayment of long-term debt and common stock repurchases, and payment of cash dividends to the Corporation’s stockholders.
Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities
      The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, commitments to originate residential mortgage loans held for sale, commercial letters of credit, standby letters of credit, forward commitments to sell residential mortgage loans, interest rate swaps, and interest rate caps. Please refer to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, for discussion with respect to the Corporation’s quantitative and qualitative disclosures about its fixed and determinable contractual obligations. Items disclosed in the Annual Report on Form 10-K have not materially changed since that report was filed. A discussion of the Corporation’s derivative instruments at June 30, 2005, is included in Note 11, “Derivative and Hedging Activities,” of the notes to consolidated financial statements and a discussion of the Corporation’s commitments is included in Note 12, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements.
Capital
      On April 28, 2004, the Board of Directors declared a 3-for-2 stock split, effected in the form of a stock dividend, payable on May 12, 2004, to shareholders of record at the close of business on May 7, 2004. All share and per share information in the accompanying consolidated financial statements has been restated to reflect the effect of this stock split.
      Stockholders’ equity at June 30, 2005 increased to $2.0 billion, compared to $1.4 billion at June 30, 2004. The increase in equity between the two periods was primarily composed of the issuance of common stock in connection with the First Federal acquisition, the retention of earnings, and the exercise of stock options, with offsetting decreases to equity from the payment of dividends and the repurchase of common stock. Furthermore, stockholders’ equity at June 30, 2005 included $29.6 million of accumulated other comprehensive income versus $15.3 million at June 30, 2004. Accumulated other comprehensive income included increased unrealized gains, net of the tax effect, on securities available for sale ($29.6 million at June 30, 2005 compared to $22.9 million at June 30, 2004). Additionally, in conjunction with the Corporation’s change in hedge accounting (as described in Note 2, “Accounting for Certain Derivatives,” of the notes to consolidated financial statements), there were no unrealized gains or losses on cash flow hedges at June 30, 2005, while the June 30, 2004 balance sheet included unrealized losses of $7.6 million, net of the tax effect. Stockholders’ equity to assets was 9.73% and 8.89% at June 30, 2005 and 2004, respectively.
      Stockholders’ equity was up slightly ($1 million) from year-end 2004. The change in equity between the two periods was composed in part of the retention of earnings and the exercise of stock options, with offsetting decreases to equity from the payment of dividends and the repurchase of common stock. Furthermore, stockholders’ equity at year-end, included $41.2 million of accumulated other comprehensive income versus $29.6 million at June 30, 2005. The decrease in accumulated other comprehensive income was attributable primarily to lower unrealized gains on securities available for sale, net of the tax effect ($29.6 million at June 30, 2005 compared to $50.0 million at December 31, 2004). Additionally, in conjunction with the Corporation’s change in hedge accounting (as described in Note 2, “Accounting for Certain Derivatives,” of the notes to consolidated financial statements), there were no unrealized gains or losses on cash flow hedges at June 30, 2005, while the December 31, 2004 balance sheet included unrealized losses of $8.8 million, net of the tax effect. Stockholders’ equity to assets at June 30, 2005 was 9.73% compared to 9.83% at December 31, 2004.

      Cash dividends of $0.52 per share were paid in the first half of 2005, compared to $0.48 per share in the first half of 2004, an increase of 9%.
      The Board of Directors has authorized management to repurchase shares of the Corporation’s common stock each quarter in the market, to be made available for issuance in connection with the Corporation’s employee incentive plans and for other corporate purposes. For the Corporation’s employee incentive plans, the Board of Directors authorized the repurchase of up to 3.0 million shares in 2005 and 2004 (750,000 shares per quarter). Of these authorizations, 521,500 shares were repurchased for $17.0 million during first six months of 2005 at an average cost of $32.58 per share, while 697,000 shares were repurchased for $20.1 million during first six months of 2004 at an average cost of $28.91 per share.
      Additionally, under two separate actions in 2000 and one action in 2003, the Board of Directors authorized the repurchase and cancellation of the Corporation’s outstanding shares, not to exceed approximately 16.5 million shares on a combined basis. In May 2005, the Corporation repurchased (and cancelled) two million shares of its outstanding common stock from UBS AG London Branch (“UBS”) under an accelerated share repurchase program for $66.3 million or an average cost of $33.17 per share. The accelerated share repurchase program enabled the Corporation to repurchase the shares immediately, while UBS will purchase the shares in the market over a 10-month period. The repurchased shares will be subject to a future purchase price settlement adjustment. No shares were repurchased under these authorizations during the comparable 2004 period. At June 30, 2005, approximately 3.6 million shares remain authorized to repurchase. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities.
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
TABLE 9(1)
Capital Ratios

	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,
	2005	2005	2004	2004	2004

	(In thousands, except per share data)
Total stockholders’ equity	$2,018,435	$2,025,071	$2,017,419	$1,453,465	$1,378,894
Tier 1 capital	1,438,849	1,468,359	1,420,386	1,317,752	1,275,924
Total capital	1,838,181	1,865,137	1,817,016	1,678,543	1,631,109
Market capitalization	4,292,128	4,050,437	4,312,257	3,536,712	3,260,722

Book value per common share	$15.79	$15.61	$15.55	$13.18	$12.53
Cash dividend per common share	0.27	0.25	0.25	0.25	0.25
Stock price at end of period	33.58	31.23	33.23	32.07	29.63
Low closing price for the quarter	30.11	30.60	32.08	28.81	27.09
High closing price for the quarter	33.89	33.50	34.85	32.19	30.13

Total equity/ assets	9.73%	9.88%	9.83%	9.01%	8.89%
Tier 1 leverage ratio	7.25	7.44	7.79	8.52	8.37
Tier 1 risk-based capital ratio	9.60	9.95	9.64	10.98	11.06
Total risk-based capital ratio	12.26	12.63	12.33	13.99	14.14

Shares outstanding (period end)	127,743	129,622	129,695	110,206	109,973
Basic shares outstanding (average)	128,990	129,781	123,509	110,137	110,116
Diluted shares outstanding (average)	130,463	131,358	125,296	111,699	111,520

(1)	All share and per share financial information has been restated to reflect the effect of the 3-for-2 stock split.

Comparable Second Quarter Results
      Net income for second quarter 2005 was $74.0 million, up $9.5 million or 14.7% from second quarter 2004 net income of $64.5 million. Return on average equity was 14.62% for second quarter 2005 versus 18.87% for second quarter 2004, while return on average assets decreased by 23 bp to 1.44%. See Tables 1 and 10. See also Note 2, “Accounting for Certain Derivatives,” of the notes to consolidated financial statements.
      Taxable equivalent net interest income for the second quarter of 2005 was $172.8 million, $34.6 million higher than the second quarter of 2004. Changes in the balance sheet volume and mix favorably impacted taxable equivalent net interest income by $40.8 million, while rate variances were unfavorable by $6.2 million. See Tables 2 and 3. First Federal impacted the balance sheet growth, adding $2.7 billion in loans and $2.7 billion in total deposits at consummation in October 2004. Average earning assets were $18.9 billion in the second quarter of 2005, an increase of $4.4 billion from the second quarter of 2004, benefiting from the First Federal acquisition as well as organic growth. On average, loans increased $3.4 billion and investments were up $1.0 billion. Average interest-bearing liabilities increased $4.0 billion, attributable principally to First Federal. Average interest-bearing deposits were up $2.0 billion (primarily in non-brokered time deposits) and demand deposits were up $0.4 billion. The remainder of the growth in average earning assets was funded by wholesale funding sources (up $2.0 billion, principally in long-term funding).
      The net interest margin of 3.63% was down 17 bp from 3.80% for the second quarter of 2004, the net result of a 27 bp decrease in the interest rate spread (i.e., a 62 bp increase in the earning asset yield, net of an 89 bp increase in the average cost of interest-bearing liabilities) and a 10 bp higher contribution from net free funds. The Federal Reserve raised short-term interest rates by 25 bp nine times since mid-year 2004, resulting in an average Federal funds rate of 2.91% for the second quarter of 2005, 191 bp higher than the level 1.00% experienced during the second quarter of 2004. The benefits to the margin from the increases in short-term interest rates were substantially offset by the continued flattening of the yield curve and competitive pricing pressures, leading to lower spreads on loans and higher rates on deposits. The yield on earning assets increased (particularly loan yields which were up 91 bp). On the funding side, wholesale funding cost 3.14% on average for second quarter 2005, up 129 bp from the comparable quarter in 2004, and the rate on interest-bearing deposits was up 60 bp.
      The provision for loan losses for the second quarter of 2005 was $3.7 million, down from the second quarter of 2004 of $5.9 million. Net charge offs were $3.6 million for the three months ended June 30, 2005 and $5.6 million for the comparable quarter in 2004. Annualized net charge offs as a percent of average loans for second quarter were 0.10% versus 0.21% for the comparable quarter of 2004. The allowance for loan losses to loans at June 30, 2005 was 1.35% compared to 1.69% at June 30, 2004. Total nonperforming loans were $112.5 million, up from $85.9 million at June 30, 2004, but as a percentage of loans, nonperforming loans were down to 0.80% versus 0.81%. See Tables 6 and 8 and discussion under sections “Provision for Loan Losses,” “Allowance for Loan Losses,” and “Nonperforming Loans and Other Real Estate Owned.”
      Noninterest income was $61.7 million for the second quarter of 2005, up $3.8 million from the second quarter of 2004 (see Table 4). Excluding both net mortgage banking income and other income, fee income sources such as service charges on deposit accounts (up $9.1 million) and credit card and other nondeposit fees (up $2.7 million) benefited notably from the inclusion of First Federal accounts and growth activity, while trust service fees (up $0.9 million) and retail commissions (up $2.2 million, primarily insurance) benefited from improving stock markets and higher sales volumes. Net mortgage banking income was down $9.0 million, with a $10.7 million increase in mortgage servicing rights expense (second quarter 2005 included a $2.5 million addition to the valuation reserve compared to a $6.7 million valuation reserve reversal in second quarter 2004), partially offset by a $1.7 million increase in mortgage banking revenues. BOLI income decreased $1.3 million, a direct result of the fourth quarter 2004 downward repricings of a large investment of BOLI. Other income decreased $3.1 million, with the second quarter of 2005 including a $6.7 million net loss on derivatives (as described in Note 2, “Accounting for Certain Derivatives,” of the notes to consolidated financial statements), which was offset by higher miscellaneous income due to the inclusion of First Federal (including fees from ATMs, check printing, and safe deposit boxes).

      Noninterest expense for the second quarter of 2005 was up $24.3 million from the second quarter of 2004 (see Table 5), reflecting the Corporation’s larger operating base attributable to the First Federal acquisition. Personnel expense increased $13.3 million (with increases of $10.4 million in salary-related expenses and $2.9 million in fringe benefits), particularly attributable to the First Federal acquisition and annual merit increases between the periods. Average full-time equivalent employees were 4,889 for the second quarter of 2005, up 21.9% over 4,010 for the second quarter of 2004. Occupancy expense increased $2.5 million and equipment expense grew $1.3 million, predominantly due to the Corporation’s expanded branch system attributable to the First Federal acquisition. Intangible amortization expense increased $1.4 million, a direct result of amortizing intangible assets added from the 2004 acquisitions. Other expense was up $3.6 million across multiple categories and primarily commensurate with the large operating base.
Sequential Quarter Results
      Net income for the second quarter of 2005 was $74.0 million, down $3.5 million from first quarter 2005 net income of $77.5 million. Return on average equity was 14.62% and return on average assets was 1.44%, compared to 15.52% and 1.54%, respectively, for the first quarter of 2005. See Tables 1 and 10.
TABLE 10
Selected Quarterly Information

	For the Quarter Ended

	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,
	2005	2005	2004	2004	2004

	($ In thousands)
Summary of Operations:
Net interest income	$166,674	$165,908	$158,457	$133,216	$131,879
Provision for loan losses	3,671	2,327	3,603	—	5,889
Noninterest income
Trust service fees	8,967	8,328	8,107	7,773	8,043
Service charges on deposit accounts	22,215	18,665	16,943	13,672	13,141
Mortgage banking, net	2,376	9,884	6,046	618	11,413
Credit card and other nondeposit fees	8,790	9,111	8,183	6,253	6,074
Retail commissions	15,370	14,705	12,727	11,925	13,162
Bank owned life insurance income	2,311	2,168	2,525	3,580	3,641
Asset sale gains (losses), net	539	(302)	432	309	218
Investment securities gains (losses), net	1,491	—	(719)	(6)	(569)
Other	(355)	8,814	4,793	3,034	2,742

Total noninterest income	61,704	71,373	59,037	47,158	57,865
Noninterest expense
Personnel expense	66,934	72,985	65,193	53,467	53,612
Occupancy	9,374	9,888	8,297	6,939	6,864
Equipment	4,214	4,018	3,855	3,022	2,878
Data processing	6,728	6,293	5,966	5,865	6,128
Business development and advertising	4,153	3,939	4,271	3,990	4,057
Stationery and supplies	1,644	1,844	1,567	1,214	1,429
Other intangible amortization	2,292	1,994	1,699	935	934
Other	20,995	20,281	19,119	13,599	16,085

Total noninterest expense	116,334	121,242	109,967	89,031	91,987
Income taxes	34,358	36,242	33,069	27,977	27,363

Net income	$74,015	$77,470	$70,855	$63,366	$64,505

Taxable equivalent net interest income	$172,848	$172,130	$164,799	$139,611	$138,266
Net interest margin	3.63%	3.68%	3.74%	3.76%	3.80%
Average Balances:
Assets	$20,574,770	$20,467,698	$18,956,445	$15,730,451	$15,498,005
Earning assets	18,916,921	18,756,555	17,437,618	14,688,914	14,480,701
Interest-bearing liabilities	16,207,719	16,139,002	14,761,878	12,381,407	12,231,733
Loans	14,084,246	13,977,621	12,858,394	10,708,701	10,685,542
Deposits	12,069,719	12,359,040	11,658,646	9,621,557	9,701,945
Stockholders’ equity	2,030,929	2,024,265	1,822,715	1,419,600	1,374,632
Asset Quality Data:
Allowance for loan losses to total loans	1.35%	1.36%	1.37%	1.62%	1.69%
Allowance for loan losses to nonperforming loans	169%	184%	165%	191%	207%
Nonperforming loans to total loans	0.80%	0.74%	0.83%	0.84%	0.81%
Nonperforming assets to total assets	0.56%	0.52%	0.58%	0.59%	0.60%
Net charge offs to average loans (annualized)	0.10%	0.06%	0.11%	0.11%	0.21%

     Taxable equivalent net interest income for the second quarter of 2005 was $172.8 million, $0.7 million higher than the first quarter of 2005, favorably impacted by net changes in balance sheet volume and mix and unfavorably impacted by changes in the rate environment. The Federal Reserve raised short-term interest rates by 50 bp during both quarters. The benefits to the margin from the interest rate increases were offset by the continued flattening of the yield curve and competitive pricing pressures. As a result, the net interest margin between the sequential quarters was down 5 bp, to 3.63% in the second quarter of 2005. The Corporation anticipates continued margin pressure in the third quarter. Average earning assets were $18.9 billion in the second quarter of 2005, an increase of $160 million from the first quarter of 2005. On average, loans increased $107 million and investments were up $54 million. Average interest-bearing deposits were down $347 million, while demand deposits were up $57 million. Due to the decline in interest-bearing deposits, wholesale funding increased $415 million to $6.3 billion (and represented 39.0% of interest-bearing liabilities for the second quarter of 2005 compared to 36.6% for the first quarter of 2005).
      Noninterest income decreased $9.7 million to $61.7 million between sequential quarters. Other income decreased $9.2 million between sequential quarters. Second quarter 2005 included a $6.7 million net loss on derivatives (as described in Note 2, “Accounting for Certain Derivatives,” of the notes to consolidated financial statements), while other income in first quarter 2005 included a $4.1 million non-recurring gain from the dissolution of stock in a regional ATM network. Net mortgage banking income of $2.4 million was $7.5 million lower than first quarter 2005, impacted primarily by a $6.5 million increase in the mortgage servicing rights expense component (including a valuation reserve addition of $2.5 million for second quarter 2005 versus a valuation recovery of $4.0 million for first quarter 2005). Excluding both net mortgage banking and other income, noninterest income for second quarter 2005 was $59.7 million compared to $52.7 million (up $7.0 million or 13.3%). Service charges on deposit accounts were $22.2 million, up $3.6 million (19%) over first quarter 2005, primarily from higher nonsufficient funds fees (reflecting the usual second quarter increase in volume). Trust service fees of $9.0 million grew 7.7% over first quarter 2005, while retail commissions of $15.4 million (up 4.5%) experienced continued growth in insurance.
      On a sequential quarter basis, noninterest expense decreased $4.9 million (4%) to $116.3 million in the second quarter of 2005. Personnel expense was $66.9 million in second quarter 2005, down $6.1 million (8%) from first quarter 2005, largely due to reduced personnel costs associated with a 5% decline in average full time equivalent employees (from 5,132 in first quarter 2005 to 4,889 in second quarter 2005), notably attributable to eliminated positions from the First Federal integration. All other noninterest expense categories combined were $49.4 million, up 2% over $48.3 million for the first quarter of 2005. Income tax expense for the second quarter of 2005 was $34.4 million, down $1.9 million from the first quarter of 2005. The effective tax rate was 31.7% and 31.9% for second and first quarters of 2005, respectively.
Recent Accounting Pronouncements
      The recent accounting pronouncements have been described in Note 4, “New Accounting Pronouncements,” of the notes to consolidated financial statements.
Subsequent Events
      On July 27, 2005, the Board of Directors declared a $0.27 per share dividend payable on August 15, 2005, to shareholders of record as of August 8, 2005. This cash dividend has not been reflected in the accompanying consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
      The Corporation has not experienced any material changes to its market risk position since December 31, 2004, from that disclosed in the Corporation’s 2004 Form 10-K Annual Report.

ITEM 4.	Controls and Procedures
      The Corporation maintains disclosure controls and procedures as required under Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
      As of the end of the period covered by this report, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Corporation’s management concluded that, as of the end of the period covered by this report, such disclosure controls and procedures were not effective solely because of the material weakness in internal control over financial reporting described below.
      The Corporation’s management concluded that the Corporation had a material weakness in its internal control over financial reporting related to its accounting for certain derivative financial instruments under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Specifically, the Corporation’s policies and procedures did not provide for proper application of the provisions of SFAS 133 at inception for certain derivative financial instruments, primarily those originated before or during 2001, the year of adoption of SFAS 133. In addition, the Corporation’s policies and procedures did not provide for periodic review of the proper accounting for certain derivative financial instruments for periods subsequent to inception.
      The material weakness mentioned above resulted from the absence of personnel possessing sufficient technical expertise related to the application of the provisions of SFAS 133. The material weakness resulted in accounting errors, as the Corporation determined that the hedge accounting treatment applied to interest rate swaps on portions of its variable rate debt, an interest rate cap on variable rate debt, an interest rate swap on fixed rate subordinated debt and certain interest rate swaps related to specific fixed rate commercial loans was not consistent with the provisions of SFAS 133. The Corporation’s historic accounting for these items reflected the exchange of interest payments related to the swap contracts in net interest income, the changes in fair value on the interest rate swaps hedging portions of the variable rate debt and the interest rate cap in stockholders’ equity as part of accumulated other comprehensive income, and the fair value of the swap on fixed rate subordinated debt and the hedged item in the balance sheet, with changes in fair value of both the swap and hedged item recognized in earnings of the current period. For the quarter ended hedge accounting will no longer be applied for these aforementioned derivative transactions, and the future exchange of interest payments related to the swap contracts as well as the “mark to market” (i.e., changes in the fair values of the swaps and the interest rate cap) will be recorded on a net basis in other income, and the hedged items (i.e., the subordinated debt and the specific commercial loans) will no longer be adjusted to fair values on a quarterly basis. Although certain individual errors in accounting would have been material to certain previously issued historical financial statements, management concluded that restatements of previously issued financial statements for annual and quarterly periods was not required because the aggregate effect of the errors in accounting resulting from this material weakness were not material to such historical financial statements.
      There were no changes in the Corporation’s internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
      In order to remediate the aforementioned material weakness and ensure the ongoing integrity of its financial reporting processes, the Corporation is providing additional and ongoing formal training for treasury and accounting personnel specific to SFAS 133 documentation and effectiveness testing requirements with the assistance of third party consultants with expertise in hedge accounting requirements.

PART II — OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      Following are the Corporation’s monthly common stock purchases during the second quarter of 2005. For a detailed discussion of the common stock repurchase authorizations and repurchases during the period, see section “Capital” included under Part I Item 2 of this document.

	Total Number of	Average Price
Period	Shares Purchased	Paid per Share

April 1, 2005 — April 30, 2005	11,000	$30.63
May 1, 2005 — May 31, 2005	2,100,000	33.11
June 1, 2005 — June 30, 2005	—	—

Total	2,111,000	$33.10

ITEM 4:	Submission of Matters to a Vote of Security Holders
      (a) The corporation held its Annual Meeting of Shareholders on April 27, 2005. Proxies were solicited by corporation management pursuant to Regulation 14A under the Securities Exchange Act of 1934.
      (b) Directors elected at the Annual Meeting were Ruth M. Crowley, William R. Hutchinson, Richard T. Lommen, John C. Seramur, Karen T. Beckwith, and Jack C. Rusch.
      (c) The matters voted upon and the results of the voting were as follows:

(i) Election of the below-named nominees to the Board of Directors of the Corporation:

	For	Withheld

By Nominee:
Ruth M. Crowley	114,252,742	1,610,470
William R. Hutchinson	113,819,150	2,044,062
Richard T. Lommen	114,663,352	1,199,860
John C. Seramur	101,732,441	14,130,771
Karen T. Beckwith	114,107,659	1,755,553
Jack C. Rusch	110,626,302	5,236,910

Nominees were elected, with an average of 96.26% of shares voted cast in favor.

(ii) Ratification of the selection of KPMG LLP as independent registered public accounting firm of Associated for the year ending December 31, 2005.

For	Against	Abstain

114,020,973	1,464,516	377,723

Matter approved by shareholders with 87.93% of shares outstanding voting in favor of the proposal.

(iii) Approval of the amendments to the Associated Banc-Corp Amended and Restated Long-Term Incentive Stock Plan.

For	Against	Abstain

53,830,424	34,610,937	1,635,668

Matter approved by shareholders with 59.76% of shares voted cast in favor of the proposal.

(iv) Approval of the Amendment of the Associated Banc-Corp 2003 Long-Term Incentive Plan.

For	Against	Abstain

53,411,503	34,847,172	1,818,353

Matter approved by shareholders with 59.29% of shares voted cast in favor of the proposal.

(v) The shareholder proposal to eliminate the classified Board of Directors.*

For	Against	Abstain

52,172,940	35,136,928	2,767,160

* This was a non-binding shareholder proposal. Although a majority of votes cast were in favor of the proposal, a majority of the outstanding shares are required to approve an amendment to the Articles of Incorporation of the Corporation.
      (d) Not applicable

ITEM 6:	Exhibits
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
(Registrant)

/s/ Paul S. Beideman

Paul S. Beideman
President and Chief Executive Officer
Date: August 15, 2005

/s/ Joseph B. Selner

Joseph B. Selner
Chief Financial Officer
Date: August 15, 2005