Form 10-K/A
period 2004-12-31
ASSOCIATED BANC-CORP
filed 2005-08-16
CIK 7789

________________________________________________________________________________

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
Amendment No. 1
to Form 10-K
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
As of July 31, 2005, 127,834,981 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Document Proxy Statement for Annual Meeting of Shareholders on April 27, 2005	Part of Form 10-K Into Which Portions of Documents are Incorporated Part III

Explanatory Note
This Amendment No. 1 on Form 10-K/ A, or Amendment No. 1, is being filed by Associated Banc-Corp to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission, or SEC, on March 16, 2005, or the Initial Report. Amendment No. 1 relates to management’s restated assessment of our disclosure controls and procedures and our internal control over financial reporting as of December 31, 2004. This restatement of our assessment related to a material weakness in our internal control over financial reporting related to our accounting for certain derivative financial instruments under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Our restatement of our assessment resulted in a restatement of the Report of Independent Registered Public Accounting Firm as it relates to our internal control over financial reporting.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 8 and Item 9A of Part II of the Initial Report are hereby deleted in their entirety and replaced with the Item 8 and Item 9A included herein. Part IV is amended to add the exhibits set forth in such exhibit list included herein. Our financial statements included in Item 8 of this Amendment No. 1 are unchanged from the Initial Report.

PART II

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
	$17,791 $(8,600) $9,191 $22,174
Net amount recognized

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
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Associated Banc-Corp’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2005, except as to the fifth paragraph of Management’s Annual Report on Internal Control Over Financial Reporting (restated) which is as of August 11, 2005, expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.
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
ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Associated Banc-Corp (the “Corporation”) maintains disclosure controls and procedures as required under Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
As of the end of the period covered by this report, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Corporation’s management initially concluded that as of December 31, 2004, such disclosure controls and procedures were effective. Subsequent to the Corporation’s July 21, 2005 press release on second quarter 2005 earnings and prior to the filing of the Form 10-Q for the quarter ended June 30, 2005 on August 15, 2005, management concluded that the Corporation had a material weakness in its internal control over financial reporting related to its accounting for certain derivative financial instruments under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Solely because of this material weakness in its internal control over financial reporting which related to the year ended December 31, 2004, management has, as of the date of the filing this Form 10-K/ A, restated its assessment and concluded that the Corporation’s disclosure controls and procedures were not effective as of December 31, 2004.
(b) Management’s Annual Report on Internal Control Over Financial Reporting (restated)
Management of Associated Banc-Corp (the “Corporation”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Corporation’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-5(f) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The Corporation acquired First Federal Capital Corp (“First Federal”) during 2004, and management excluded from its assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2004, First Federal’s internal control over financial reporting associated with total assets of approximately $4.1 billion and total revenues of approximately $43 million included in the consolidated financial statements of the Corporation as of and for the year ended December 31, 2004.
As of December 31, 2004, management assessed the effectiveness of the Corporation’s internal control over financial reporting based on criteria established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, as stated in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005, management initially concluded that the Corporation’s internal control over financial reporting as of December 31, 2004 was effective. Subsequent to the Corporation’s July 21, 2005 press release on second quarter 2005 earnings and prior to the filing of the Form 10-Q for the quarter ended June 30, 2005 on August 15, 2005, management identified a material weakness in its internal control over financial reporting that existed as of December 31, 2004 related to the Corporation’s accounting for certain derivative financial instruments pursuant to the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Specifically, the Corporation’s policies and procedures did not provide for proper application of the provisions of SFAS 133 at inception for certain derivative financial instruments, primarily those originated before or during 2001, the year of adoption of SFAS 133. In addition, the Corporation’s policies and procedures did not provide for periodic review of the proper accounting for certain derivative financial instruments for periods subsequent to inception.
The material weakness mentioned above resulted from the absence of personnel possessing sufficient technical expertise related to the application of the provisions of SFAS 133. The material weakness resulted in accounting errors, as the Corporation determined that the hedge accounting treatment applied to interest rate swaps on portions of its variable rate debt, an interest rate cap on variable rate debt, an interest rate swap on fixed rate subordinated debt and certain interest rate swaps related to specific fixed rate commercial loans was not consistent with the provisions of SFAS 133. The Corporation’s historical accounting for these items reflected the exchange of interest payments related to the swap contracts in net interest income, the changes in fair value on the interest rate swaps hedging portions of the variable rate debt and the interest rate cap in stockholders’ equity as part of accumulated other comprehensive income, and the fair value of the swap on fixed rate subordinated debt and the hedged item in the balance sheet, with changes in fair value of both the swap and hedged item recognized in earnings of the current period. Although certain individual errors in accounting would have been material to certain previously issued historical financial statements, management concluded that restatement of previously issued financial statements for annual and quarterly periods was not required because the aggregate effect of the errors in accounting resulting from this material weakness was not material to such historical financial statements.
Solely because of the material weakness in its internal control over financial reporting mentioned above, management has, as of the date of the filing this Form 10-K/ A, restated its earlier assessment and has now concluded that the Corporation’s internal control over financial reporting was not effective as of December 31, 2004.
KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Corporation included in the Annual Report on Form 10-K for the year ended December 31, 2004, has issued an auditors’ report on management’s restated assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2004. The report, which expresses an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2004, is included below under the heading “Report of Independent Registered Public Accounting Firm.”

(c) Changes in Internal Control Over Financial Reporting
There were no changes in the Corporation’s internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
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
(d) Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Associated Banc-Corp:
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (restated)(Item 9A(b)), that Associated Banc-Corp did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness identified in management’s restated assessment, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Associated Banc-Corp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Associated Banc-Corp’s internal control over financial reporting based on our audit.
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
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified and included in its restated assessment that Associated Banc-Corp had a material weakness in its internal control over financial reporting related to its accounting for certain derivative financial instruments pursuant to the provisions of Statement of Financial Accounting

Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Specifically, the Corporation’s policies and procedures did not provide for proper application of the provisions of SFAS 133 at inception for certain derivative financial instruments, primarily those originated before or during 2001. In addition, the Corporation’s policies and procedures did not provide for periodic review of the proper accounting for certain derivative financial instruments for periods subsequent to inception.
The material weakness mentioned above resulted from the absence of personnel possessing sufficient technical expertise related to the application of the provisions of SFAS 133. The material weakness resulted in accounting errors, as the Corporation determined that the hedge accounting treatment applied to interest rate swaps on portions of its variable rate debt, an interest rate cap on variable rate debt, an interest rate swap on fixed rate subordinated debt and certain interest rate swaps related to specific fixed rate commercial loans was not consistent with the provisions of SFAS 133. The Corporation’s historical accounting for these items reflected the exchange of interest payments related to the swap contracts in net interest income, the changes in fair value on the interest rate swaps hedging portions of the variable rate debt and the interest rate cap in stockholders’ equity as part of accumulated other comprehensive income, and the fair value of the swap on fixed rate subordinated debt and the hedged item in the balance sheet, with changes in fair value of both the swap and hedged item recognized in earnings of the current period. Certain individual errors in accounting would have been material to certain previously issued historical financial statements. However, management concluded that restatement of previously issued financial statements for annual and quarterly periods was not required because the aggregate effect of the errors in accounting resulting from this material weakness was not material to such historical financial statements.
As stated in the fifth paragraph of Management’s Annual Report on Internal Control Over Financial Reporting (restated), management’s assessment of the effectiveness of Associated Banc-Corp’s internal control over financial reporting has been restated.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Associated Banc-Corp and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 9, 2005 expressed an unqualified opinion on those consolidated financial statements.
In our opinion, management’s restated assessment that Associated Banc-Corp did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Associated Banc-Corp did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by COSO.
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
KPMG LLP
Chicago, Illinois
March 9, 2005, except as to the fifth paragraph of Management’s Annual Report on Internal Control over Financial Reporting (restated), which is as of August 11, 2005.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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
*(10)(a)	Associated Banc-Corp Amended and Restated Long-Term Incentive Stock Plan	Exhibit 99.1 to the Corporation’s registration statement (333-121012) on Form S-8 filed under the Securities Act of 1933
*(10)(b)	Change of Control Plan of the Corporation effective April 25, 1994	Exhibit (10)(d) to Report on Form 10-K for fiscal year ended December 31, 1994
*(10)(c)	Deferred Compensation Plan and Deferred Compensation Trust effective as of December 16, 1993, and Deferred Compensation Agreement of the Corporation dated December 31, 1994	Exhibit (10)(e) to Report on Form 10-K for fiscal year ended December 31, 1994
*(10)(d)	Incentive Compensation Agreement (form) and schedules dated as of October 1, 2001	Exhibit (10)(e) to Report on Form 10-K for fiscal year ended December 31, 2001

Exhibit
Number	Description

*(10)(e)	Employment Agreement between the Parent Company and Paul S. Beideman effective April 28, 2003	Exhibit (10)(f) to Report on Form 10-K for fiscal year ended December 31, 2003
*(10)(f)	Associated Banc-Corp Directors’ Deferred Compensation Plan	Filed with the Corporation’s Report on Form 10-K for fiscal year ended December 31, 2004
*(10)(g)	Associated Banc-Corp 1999 Non-Qualified Stock Option Plan	Exhibit 99.1 to the Corporation’s registration statement (333-121010) on Form S-8 filed under the Securities Act of 1933
*(10)(h)	Associated Banc-Corp 2003 Long-Term Incentive Plan	Exhibit 99.1 to the Corporation’s registration statement (333-121011) on Form S-8 filed under the Securities Act of 1933
*(10)(i)	Associated Banc-Corp Incentive Compensation Plan	Filed with the Corporation’s Report on Form 10-K for fiscal year ended December 31, 2004
*(10)(j)	Separation Agreement and General Release, dated as of October 29, 2004, by and among First Federal Capital Corp, First Federal Capital Bank and Jack C. Rusch	Filed with the Corporation’s Report on Form 10-K for fiscal year ended December 31, 2004
*(10)(k)	Noncompete Agreement, dated as of October 29, 2004, by and among Associated Banc-Corp and Jack C. Rusch	Filed with the Corporation’s Report on Form 10-K for fiscal year ended December 31, 2004
*(10)(l)	Consulting Agreement, dated as of October 29, 2004, by and between Associated Bank and Jack C. Rusch	Filed with the Corporation’s Report on Form 10-K for fiscal year ended December 31, 2004
*(10)(m)	First Federal Director Deferred Compensation Plan	Incorporated by reference as Exhibit 10.2 to First Federal Capital Corp’s 2003 Form 10-K from the 1989 Form 10-K.
*(10)(n)	2005 Compensation of Named Executive Officers of the Registrant	Filed with the Corporation’s Report on Form 10-K for fiscal year ended December 31, 2004
*(10)(o)	2005 Cash Compensation for Non- Management Directors of the Registrant	Filed with the Corporation’s Report on Form 10-K for fiscal year ended December 31, 2004
(11)	Statement Re Computation of Per Share Earnings	See Note 18 in Part II Item 8
(21)	Subsidiaries of the Parent Company	Filed with the Corporation’s Report on Form 10-K for fiscal year ended December 31, 2004
(23)	Consent of Independent Registered Public Accounting Firm	Filed herewith
(24)	Power of Attorney	Filed with the Corporation’s Report on Form 10-K for fiscal year ended December 31, 2004

Exhibit
Number	Description

(31.1)	Certification Under Section 302 of Sarbanes-Oxley by Paul S. Beideman, Chief Executive Officer	Filed herewith
(31.2)	Certification Under Section 302 of Sarbanes-Oxley by Joseph B. Selner, Chief Financial Officer	Filed herewith
(32)	Certification by the CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley.	Filed herewith

*	Management contracts and arrangements.
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

ASSOCIATED BANC-CORP

Date: August 16, 2005	By: /s/ PAUL S. BEIDEMAN Paul S. Beideman President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paul S. Beideman Paul S. Beideman President and Chief Executive Officer	/s/ Ronald R. Harder* Ronald R. Harder Director

/s/ Joseph B. Selner Joseph B. Selner Chief Financial Officer Principal Financial Officer and Principal Accounting Officer	/s/ William R. Hutchinson* William R. Hutchinson Director

/s/ Karen T. Beckwith* Karen T. Beckwith Director	/s/ Richard T. Lommen* Richard T. Lommen Director

/s/ H.B. Conlon* H. B. Conlon Director	/s/ John C. Meng* John C. Meng Director

/s/ Ruth M. Crowley* Ruth M. Crowley Director	/s/ J. Douglas Quick* J. Douglas Quick Director

/s/ Robert C. Gallagher* Robert C. Gallagher Chairman of the Board	/s/ Jack C. Rusch* Jack C. Rusch Director

* /s/ Brian R. Bodager Brian R. Bodager Attorney-in-Fact	/s/ John C. Seramur* John C. Seramur Vice Chairman

Date: August 16, 2005