Form 10-Q/A
period 2005-03-31
ASSOCIATED BANC-CORP
filed 2005-08-16
CIK 7789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q/ A
Amendment No. 1
to
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 0-5519

Associated Banc-Corp
(Exact name of registrant as specified in its charter)

Wisconsin	39-1098068
(State or other jurisdiction of incorporation or organization)	(IRS employer identification no.)

1200 Hansen Road, Green Bay, Wisconsin (Address of principal executive offices)	54304 (Zip code)
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
     The number of shares outstanding of registrant’s common stock, par value $0.01 per share, at July 31, 2005, was 127,834,981.

Explanatory Note
      This Amendment No. 1 on Form 10-Q/ A, or Amendment No. 1, is being filed by Associated Banc-Corp to amend our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed with the Securities and Exchange Commission, or SEC, on May 10, 2005, or the Initial Report. Amendment No. 1 relates to management’s restated assessment of our disclosure controls and procedures as of March 31, 2005. This restatement of our assessment related to a material weakness in our internal control over financial reporting related to our accounting for certain derivative financial instruments under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).
      Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 4 of Part I of the Initial Report is hereby deleted in its entirety and replaced with Item 4 of Part I included herein, and Part II is amended to add the exhibits set forth in such exhibit list included herein. This Amendment No. 1 does not change our previously reported financial statements and other financial disclosures contained in our Initial Report.

PART I — FINANCIAL INFORMATION
Item 4.     Controls and Procedures
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
      As of the end of the period covered by this report, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Corporation’s management initially concluded that as of March 31, 2005, such disclosure controls and procedures were effective. Subsequent to the Corporation’s July 21, 2005 press release on second quarter 2005 earnings and prior to the filing of the Form 10-Q for the quarter ended June 30, 2005 on August 15, 2005, management concluded that the Corporation had a material weakness in its internal control over financial reporting as described below. Solely because of this material weakness in its internal control over financial reporting which impacted the quarter ended March 31, 2005, management has as of the date of the filing of this Form 10-Q/ A, restated its assessment and concluded that the Corporation’s disclosure controls and procedures were not effective as of March 31, 2005.
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

      There were no changes in the Corporation’s internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
PART II — OTHER INFORMATION
Item 6.     Exhibits
      (a) Exhibits:

Exhibit 11, Statement regarding computation of per-share earnings. See Note 4 of the notes to consolidated financial statements in Part I Item 1. Filed with the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

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
Date: August 16, 2005

/s/ Paul S. Beideman

Paul S. Beideman
President and Chief Executive Officer
Date: August 16, 2005

/s/ Joseph B. Selner

Joseph B. Selner
Chief Financial Officer

4