Form 10-Q
period 2005-09-30
ASSOCIATED BANC-CORP
filed 2005-11-08
CIK 7789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of registrant’s common stock, par value $0.01 per share, at October 31, 2005, was 136,468,718 shares.

ASSOCIATED BANC-CORP

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements:
ASSOCIATED BANC-CORP
Consolidated Balance Sheets
(Unaudited)

	September 30,	September 30,	December 31,
	2005	2004	2004
	(In Thousands, except share data)
ASSETS
Cash and due from banks	$386,151	$286,799	$389,311
Interest-bearing deposits in other financial institutions	14,598	10,381	13,321
Federal funds sold and securities purchased under agreements to resell	103,481	63,105	55,440
Investment securities available for sale, at fair value	4,708,730	4,166,760	4,815,344
Loans held for sale	98,473	72,266	64,964
Loans	14,107,137	10,830,627	13,881,887
Allowance for loan losses	(190,080)	(175,007)	(189,762)

Loans, net	13,917,057	10,655,620	13,692,125
Premises and equipment	174,086	131,288	184,944
Goodwill	679,993	232,564	679,993
Other intangible assets	115,692	69,863	119,440
Other assets	543,470	447,115	505,254

Total assets	$20,741,731	$16,135,761	$20,520,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$2,256,774	$1,867,905	$2,347,611
Interest-bearing deposits, excluding brokered certificates of deposit	9,516,792	7,623,042	10,077,069
Brokered certificates of deposit	407,459	186,326	361,559

Total deposits	12,181,025	9,677,273	12,786,239
Short-term borrowings	2,778,993	2,956,626	2,926,716
Long-term funding	3,545,458	1,911,797	2,604,540
Accrued expenses and other liabilities	173,690	136,600	185,222

Total liabilities	18,679,166	14,682,296	18,502,717

Stockholders’ equity
Preferred stock	—	—	—
Common stock (par value $0.01 per share, authorized 250,000,000 shares, issued 128,110,999, 110,458,038 and 130,042,415 shares, respectively)	1,281	1,105	1,300
Surplus	1,064,833	585,274	1,127,205
Retained earnings	978,489	824,909	858,847
Accumulated other comprehensive income	21,776	49,265	41,205
Deferred compensation	(3,814)	(1,981)	(2,122)
Treasury stock, at cost (0, 177,312 and 272,355 shares, respectively)	—	(5,107)	(9,016)

Total stockholders’ equity	2,062,565	1,453,465	2,017,419

Total liabilities and stockholders’ equity	$20,741,731	$16,135,761	$20,520,136

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In Thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$223,202	$142,389	$636,931	$415,090
Interest and dividends on investment securities and deposits with other financial institutions:
Taxable	40,050	31,590	122,918	93,389
Tax exempt	9,755	10,255	28,985	30,757
Interest on federal funds sold and securities purchased under agreements to resell	384	241	648	336

Total interest income	273,391	184,475	789,482	539,572
INTEREST EXPENSE
Interest on deposits	53,598	27,191	146,118	81,401
Interest on short-term borrowings	23,628	10,262	62,528	24,042
Interest on long-term funding	32,087	13,806	84,176	39,959

Total interest expense	109,313	51,259	292,822	145,402

NET INTEREST INCOME	164,078	133,216	496,660	394,170
Provision for loan losses	3,345	—	9,343	11,065

Net interest income after provision for loan losses	160,733	133,216	487,317	383,105
NONINTEREST INCOME
Trust service fees	8,667	7,773	25,962	23,684
Service charges on deposit accounts	22,830	13,672	63,710	39,210
Mortgage banking, net	12,000	618	24,260	14,285
Credit card and other nondeposit fees	9,505	6,253	27,406	17,998
Retail commission income	12,905	11,925	42,980	34,444
Bank owned life insurance income	2,441	3,580	6,920	10,576
Asset sale gains, net	942	309	1,179	749
Investment securities gains (losses), net	1,446	(6)	2,937	1,356
Other	6,229	3,034	14,688	8,908

Total noninterest income	76,965	47,158	210,042	151,210
NONINTEREST EXPENSE
Personnel expense	66,403	53,467	206,322	159,355
Occupancy	9,412	6,939	28,674	21,275
Equipment	4,199	3,022	12,431	8,899
Data processing	7,129	5,865	20,150	17,666
Business development and advertising	4,570	3,990	12,662	10,704
Stationery and supplies	1,599	1,214	5,087	3,869
Intangible amortization expense	1,903	935	6,189	2,651
Other	22,133	13,599	63,409	43,483

Total noninterest expense	117,348	89,031	354,924	267,902

Income before income taxes	120,350	91,343	342,435	266,413
Income tax expense	39,315	27,977	109,915	78,982

NET INCOME	$81,035	$63,366	$232,520	$187,431

Earnings per share:
Basic	$0.63	$0.58	$1.80	$1.70
Diluted	$0.63	$0.57	$1.79	$1.68
Average shares outstanding:
Basic	127,875	110,137	128,825	110,182
Diluted	129,346	111,699	130,252	111,614
See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

				Accumulated
				Other
	Common		Retained	Comprehensive	Deferred	Treasury
	Stock	Surplus	Earnings	Income	Compensation	Stock	Total
	(In Thousands, except per share data)
Balance, December 31, 2003	$734	$575,975	$724,356	$52,089	$(1,981)	$(2,746)	$1,348,427
Comprehensive income:
Net income	—	—	187,431	—	—	—	187,431
Net unrealized losses on derivative instruments arising during the period, net of taxes of $1.3 million	—	—	—	(1,467)	—	—	(1,467)
Add: reclassification adjustment to interest expense for interest differential on derivative instruments, net of taxes of $2.3 million	—	—	—	2,891	—	—	2,891
Net unrealized holding losses on available for sale securities arising during the period, net of taxes of $2.4 million	—	—	—	(3,380)	—	—	(3,380)
Less: reclassification adjustment for net gains on available for sale securities realized in net income, net of taxes of $0.5 million	—	—	—	(868)	—	—	(868)

Comprehensive income							184,607

Cash dividends, $0.7267 per share	—	—	(80,066)	—	—	—	(80,066)
Common stock issued:
Incentive stock options	2	5,474	(6,812)	—	—	18,473	17,137
3-for-2 stock split effected in the form of a stock dividend	369	(369)	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(20,834)	(20,834)
Tax benefit of stock options	—	4,194	—	—	—	—	4,194

Balance, September 30, 2004	$1,105	$585,274	$824,909	$49,265	$(1,981)	$(5,107)	$1,453,465

Balance, December 31, 2004	$1,300	$1,127,205	$858,847	$41,205	$(2,122)	$(9,016)	$2,017,419
Comprehensive income:
Net income	—	—	232,520	—	—	—	232,520
Reclassification adjustment for net losses and interest expense for interest differential on derivative instruments realized in net income, net of taxes of $5.9 million	—	—	—	8,762	—	—	8,762
Net unrealized holding losses on available for sale securities arising during the period, net of taxes of $14.7 million	—	—	—	(26,429)	—	—	(26,429)
Less: reclassification adjustment for net gains on available for sale securities realized in net income, net of taxes of $1.2 million	—	—	—	(1,762)	—	—	(1,762)

Comprehensive income							213,091

Cash dividends, $0.79 per share	—	—	(102,083)	—	—	—	(102,083)
Common stock issued:
Incentive stock options	1	1,172	(10,795)	—	—	24,982	15,360
Purchase of treasury stock	(20)	(66,320)	—	—	—	(17,651)	(83,991)
Restricted stock awards granted, net of amortization	—	7	—	—	(1,692)	1,685	—
Tax benefit of stock options	—	2,769	—	—	—	—	2,769

Balance, September 30, 2005	$1,281	$1,064,833	$978,489	$21,776	$(3,814)	$—	$2,062,565

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements Of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2005	2004
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$232,520	$187,431
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	9,343	11,065
Depreciation and amortization	16,610	11,697
Recovery of valuation allowance on mortgage servicing rights, net	(6,000)	(2,204)
Amortization (accretion) of:
Mortgage servicing rights	17,574	12,583
Intangible assets	6,189	2,651
Premiums and discounts on investments, loans and funding, net	21,541	17,903
Gain on sales of investment securities, net	(2,937)	(1,356)
Gain on sales of assets, net	(1,179)	(749)
Gain on sales of loans held for sale, net	(13,659)	(9,698)
Mortgage loans originated and acquired for sale	(1,221,425)	(1,192,729)
Proceeds from sales of mortgage loans held for sale	1,201,575	1,234,497
Increase (decrease) in interest receivable	(10,560)	5,367
(Increase) decrease in interest payable	9,690	(61)
Net change in other assets and other liabilities	(21,460)	(6,565)

Net cash provided by operating activities	237,822	269,832

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(244,367)	(564,471)
Capitalization of mortgage servicing rights	(14,015)	(13,457)
Net increase in Federal Home Loan Bank stock	(6,935)	(4,826)
Purchases of:
Securities available for sale	(868,317)	(973,226)
Premises and equipment, net of disposals	(8,523)	(8,330)
Proceeds from:
Sales of securities available for sale	324,389	31,021
Calls and maturities of securities available for sale	595,306	535,805
Sales of other assets	4,954	8,424
Net cash paid in business combination	—	(17,457)

Net cash used in investing activities	(217,508)	(1,006,517)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(605,214)	(108,694)
Net cash paid in sale of branch deposits	—	(6,575)
Net increase (decrease) in short-term borrowings	(147,723)	1,027,750
Repayment of long-term funding	(600,743)	(881,692)
Proceeds from issuance of long-term funding	1,550,238	750,080
Cash dividends	(102,083)	(80,066)
Proceeds from exercise of incentive stock options	15,360	17,137
Purchase of treasury stock	(83,991)	(20,834)

Net cash provided by financing activities	25,844	697,106

Net increase (decrease) in cash and cash equivalents	46,158	(39,579)
Cash and cash equivalents at beginning of period	458,072	399,864

Cash and cash equivalents at end of period	$504,230	$360,285

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$283,132	$145,463
Income taxes	153,416	61,237
Supplemental schedule of noncash investing activities:
Loans transferred to other real estate	6,561	7,744
See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Notes to Consolidated Financial Statements
These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with U.S. generally accepted accounting principles have been omitted or abbreviated. The information contained in the consolidated financial statements and footnotes in Associated Banc-Corp’s 2004 annual report on Form 10-K and Form 10-K/A, should be referred to in connection with the reading of these unaudited interim financial statements.
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
NOTE 2: Reclassifications
Certain items in the prior period consolidated financial statements have been reclassified to conform with the September 30, 2005 presentation.
NOTE 3: New Accounting Pronouncements
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
In December 2004, the FASB issued SFAS No. 123 (revised December 2004), “Share-Based Payment,” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R is effective for all stock-based awards granted on or after July 1, 2005. However, in April 2005, the SEC deferred the effective date of SFAS 123R to the first fiscal year beginning on or after June 15, 2005, with no other changes to SFAS 123R disclosure or measurement requirements. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and to be expensed over the applicable vesting period. Pro forma disclosure only of the income statement effects of share-based payments is no longer an alternative under SFAS 123R. In addition, companies must recognize compensation expense related to any stock-based awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS 123. The Corporation anticipates adopting SFAS 123R using the modified prospective method in the first quarter of 2006, as required. The proforma information provided under Note 5 provides a reasonable estimate of the impact of adopting SFAS 123R on the Corporation’s results of operations.

In March 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force in Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (“EITF 03-1”). EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the cost of the investment, and evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized through earnings equal to the difference between the investment’s cost and its fair value. In September 2004, the FASB delayed the accounting requirements of EITF 03-1 until additional implementation guidance is issued and goes into effect. In June 2005, the FASB directed to issue EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1,” as final. The final EITF, retitled FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” will be effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005. The Corporation regularly evaluates its investments for possible other-than-temporary impairment and, therefore, does not expect the requirements of EITF 03-1 will have a material impact on the Corporation’s results of operations, financial position, or liquidity.
In December 2003, the AICPA’s Accounting Standards Executive Committee issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. The provisions of this SOP are effective for loans acquired in fiscal years beginning after December 15, 2004. The Corporation adopted SOP 03-3 in the first quarter of 2005 and it will be applied by the Corporation in connection with its acquisition consummated in the fourth quarter of 2005 (see Note 6). The Corporation does not expect the requirements of SOP 03-3 to have a material impact on the Corporation’s current results of operations, financial position, or liquidity, though it may have some impact on the comparability of asset quality and allowance for loan losses ratios, depending on the volume and significance of loans or debt securities acquired that are within the scope of SOP 03-3.
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
Presented below are the calculations for basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In Thousands, except per share data)
Net income	$81,035	$63,366	$232,520	$187,431

Weighted average shares outstanding	127,875	110,137	128,825	110,182
Effect of dilutive stock options outstanding	1,471	1,562	1,427	1,432

Diluted weighted average shares outstanding	129,346	111,699	130,252	111,614

Basic earnings per share	$0.63	$0.58	$1.80	$1.70

Diluted earnings per share	$0.63	$0.57	$1.79	$1.68

NOTE 5: Stock-Based Compensation
As allowed under SFAS 123, the Corporation accounts for stock-based compensation cost under the intrinsic value method of APB 25, and related Interpretations, under which no compensation cost has been recognized for any periods presented, except with respect to restricted stock awards. Compensation expense for employee stock options is generally not recognized if the exercise price of the option equals or exceeds the fair value of the stock on the date of grant, as such options would have no intrinsic value at the date of grant.
The Corporation may issue common stock with restrictions to certain key employees. The shares are restricted as to transfer, but are not restricted as to dividend payment or voting rights. The restrictions lapse over three or five years, are contingent upon continued employment, and for performance awards are based on earnings per share performance goals. The Corporation amortizes the expense over the vesting period. During the first quarter of 2005 51,000 restricted stock shares were awarded and 75,000 restricted stock shares were awarded during 2003. Expense of approximately $865,000 and $564,000 was recorded for the nine months ended September 30, 2005 and 2004, respectively, and expense of approximately $251,000 and $211,000 was recorded for the three months ended September 30, 2005 and 2004, respectively.
For purposes of providing the pro forma disclosures required under SFAS 123, the fair value of stock options granted in the comparable three and nine month periods ended September 30, 2005 and 2004 was estimated at the date of grant using a Black-Scholes option pricing model which was originally developed for use in estimating the fair value of traded options which have different characteristics from the Corporation’s employee stock options. The model is also sensitive to changes in the subjective assumptions that can materially affect the fair value estimate.
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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	($ in Thousands, except per share amounts)
Net income, as reported	$81,035	$63,366	$232,520	$187,431
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	151	127	519	338
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(489)	(929)	(6,918)	(2,813)

Net income, as adjusted	$80,697	$62,564	$226,121	$184,956

Basic earnings per share, as reported	$0.63	$0.58	$1.80	$1.70

Basic earnings per share, as adjusted	$0.63	$0.57	$1.76	$1.68

Diluted earnings per share, as reported	$0.63	$0.57	$1.79	$1.68

Diluted earnings per share, as adjusted	$0.62	$0.56	$1.73	$1.66

The following assumptions were used in estimating the fair value for options granted in 2005 and 2004:

	2005	2004
Dividend yield	3.21%	3.12%
Risk-free interest rate	3.807%	3.398%
Weighted average expected life	6 yrs	6 yrs
Expected volatility	24.95%	26.70%
The weighted average per share fair values of options granted in the comparable nine-month periods of 2005 and 2004 were $6.89 and $6.28, respectively. The annual expense allocation methodology attributes a higher percentage of the reported expense to earlier years than to later years, resulting in accelerated expense recognition for proforma disclosure purposes.
NOTE 6: Business Combinations
As required, the Corporation’s acquisitions are accounted for under the purchase method of accounting; thus, the results of operations of each acquired entity prior to its respective consummation date are not included in the accompanying consolidated financial statements.
Completed Business Combinations:
State Financial Services Corporation (“State Financial”): On October 3, 2005, the Corporation consummated its acquisition of 100% of the outstanding shares of State Financial; consequently, financial results of State Financial are not included in the accompanying consolidated financial statements. Based on the terms of the agreement, State Financial shareholders received 1.2 shares of the Corporation’s common stock for each share of State Financial common stock held and cash for all outstanding options. Therefore, the consummation of the transaction included the issuance of 8.4 million shares of common stock and $11 million in cash. As of September 30, 2005, State Financial was a $1.5 billion financial services company based in Milwaukee, Wisconsin, with 29 banking branches in southeastern Wisconsin and northeastern Illinois, providing commercial and retail banking products, mortgage loan originations, and investment brokerage activities. The Corporation expects to expand its branch distribution network, improve its operational efficiencies, and increase revenue streams with the State Financial acquisition. The Corporation is in the process of recording the transaction and assigning fair values of the assets acquired and liabilities assumed. The excess cost of the acquisition over the fair value of the net assets acquired will be allocated to the identifiable intangible assets with the remainder then allocated to goodwill. The preliminary amount of goodwill is estimated to be approximately $0.2 billion. At the time of this filing it is not practicable to provide additional detailed financial information on the transaction. During the fourth quarter of 2005, the Corporation plans to integrate and convert State Financial onto its centralized operating systems and merge State Financial into its banking subsidiary, Associated Bank, National Association.
First Federal Capital Corp (“First Federal”): On October 29, 2004, the Corporation consummated its acquisition of 100% of the outstanding shares of First Federal, based in La Crosse, Wisconsin. In February 2005 the Corporation completed its conversion of First Federal onto its centralized operating systems and merged the thrift charter into its banking subsidiary, Associated Bank, National Association.
As of the acquisition date, First Federal operated a $4 billion savings bank with over 90 banking locations serving more than 40 communities in Wisconsin, northern Illinois, and southern Minnesota, building upon and complementing the Corporation’s footprint. As a result of the acquisition, the Corporation expected to enhance its current branch distribution (including supermarket locations which were new to the Corporation’s distribution model), improve its operational and managerial efficiencies, increase revenue streams, and strengthen its community banking model.
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

Jabas Group, Inc. (“Jabas”): On April 1, 2004, the Corporation (through its subsidiary, Associated Financial Group, LLC) consummated its cash acquisition of 100% of the outstanding shares of Jabas. Jabas is an insurance agency specializing in employee benefit products headquartered in Kimberly, Wisconsin. Jabas operates as part of Associated Financial Group, LLC. The acquisition was individually immaterial to the consolidated financial results. Goodwill of approximately $8 million and other intangibles of approximately $6 million recognized in the transaction at acquisition were assigned to the wealth management segment. Goodwill may increase up to an additional $8 million in the future as contingent payments may be made to the former Jabas shareholders through December 31, 2007, if Jabas exceeds certain performance targets. Goodwill was increased during fourth quarter 2004 by approximately $0.7 million for contingent consideration paid in 2004 per the agreement.
NOTE 7: Investment Securities
The following represents gross unrealized losses and the related fair value of securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2005.

	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	($ in Thousands)
U. S. Treasury securities	$(2)	$19,870	$(82)	$6,917	$(84)	$26,787
Federal agency securities	(880)	120,733	(98)	5,907	(978)	126,640
Obligations of state and political subdivisions	(138)	39,237	(29)	2,493	(167)	41,730
Mortgage-related securities	(8,446)	922,320	(11,525)	737,760	(19,971)	1,660,080
Other securities (equity)	(169)	1,763	—	—	(169)	1,763

Total	$(9,635)	$1,103,923	$(11,734)	$753,077	$(21,369)	$1,857,000

Management does not believe any individual unrealized loss at September 30, 2005 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-related securities relate primarily to mortgage-

backed securities issued by government agencies such as the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation (“FHLMC”). These unrealized losses are primarily attributable to changes in interest rates and not credit deterioration and individually were 4.3% or less of their respective amortized cost basis. The Corporation currently has both the intent and ability to hold the securities contained in the previous table for a time necessary to recover the amortized cost.
The Corporation owns four securities that were determined to have an other-than-temporary impairment that resulted in write-downs to earnings on the related securities. One is a collateralized mortgage obligation (“CMO”) determined to have an other-than-temporary impairment that resulted in a write-down on the security of $0.2 million during 2004, based on continued evaluation. This CMO (not included in the table above) had a carrying value of $0.8 million at September 30, 2005. The Corporation also owns three FHLMC preferred stock securities determined to have an other-than-temporary impairment that resulted in a write-down on these securities of $2.2 million during 2004. At September 30, 2005, these FHLMC preferred shares (one of which is included in the table above in the other securities, less than 12 months category with unrealized losses of $0.2 million) had a carrying value of $8.8 million.
NOTE 8: Goodwill and Other Intangible Assets
Goodwill: Goodwill is not amortized, but is subject to impairment tests on at least an annual basis. The Corporation conducts its impairment testing annually in May and no impairment loss was necessary in 2004 or through September 30, 2005. At September 30, 2005, goodwill of $659 million was assigned to the banking segment and goodwill of $21 million was assigned to the wealth management segment. The change in the carrying amount of goodwill was as follows.

	Nine months ended		Year ended

	September 30, 2005	September 30, 2004	December 31, 2004

	($ in Thousands)
Goodwill:
Balance at beginning of period	$679,993	$224,388	$224,388
Goodwill acquired	—	8,176	455,605

Balance at end of period	$679,993	$232,564	$679,993

Other Intangible Assets: The Corporation has other intangible assets that are amortized, consisting of core deposit intangibles, other intangibles (primarily related to customer relationships acquired in connection with the Corporation’s insurance agency acquisitions), and mortgage servicing rights. The core deposit intangibles and mortgage servicing rights are assigned to the banking segment, while other intangibles of $16 million are assigned to the wealth management segment and $2 million are assigned to the banking segment as of September 30, 2005.
For core deposit intangibles and other intangibles, changes in the gross carrying amount, accumulated amortization, and net book value were as follows.

	At or for the		At or for the
	Nine months ended		Year ended

	September 30, 2005	September 30, 2004	December 31, 2004

		($ in Thousands)
Core deposit intangibles: (1)
Gross carrying amount	$28,202	$16,783	$33,468
Accumulated amortization	(9,047)	(10,497)	(11,335)

Net book value	$19,155	$6,286	$22,133

Additions during the period	$—	$—	$16,685
Amortization during the period	(2,978)	(1,197)	(2,035)

Other intangibles:
Gross carrying amount	$24,578	$20,678	$24,578
Accumulated amortization	(6,728)	(2,656)	(3,517)

Net book value	$17,850	$18,022	$21,061

Additions during the period	$—	$5,927	$9,827
Amortization during the period	(3,211)	(1,454)	(2,315)

(1)	Core deposit intangibles of $5.3 million were fully amortized during 2004 and were removed from both the gross carrying amount and the accumulated amortization effective January 1, 2005.
Mortgage servicing rights are carried on the balance sheet at the lower of amortized cost or estimated fair value. Mortgage servicing rights are amortized in proportion to and over the period of estimated servicing income. A valuation allowance is established through a charge to earnings to the extent the carrying value of the mortgage servicing rights exceeds the estimated fair value by stratification. A summary of changes in the balance of the mortgage servicing rights asset and the mortgage servicing rights valuation allowance was as follows.

	At or for the		At or for the
	Nine months ended		Year ended

	September 30, 2005	September 30, 2004	December 31, 2004

	($ in Thousands)
Mortgage servicing rights:
Mortgage servicing rights at beginning of period	$91,783	$65,062	$65,062
Additions (1)	14,015	13,457	50,508
Amortization	(17,574)	(12,583)	(17,932)
Other-than-temporary impairment	(80)	(5,518)	(5,855)

Mortgage servicing rights at end of period	$88,144	$60,418	$91,783

Valuation allowance at beginning of period	(15,537)	(22,585)	(22,585)
(Additions)/Reversals, net	6,000	2,204	1,193
Other-than-temporary impairment	80	5,518	5,855

Valuation allowance at end of period	(9,457)	(14,863)	(15,537)

Mortgage servicing rights, net	$78,687	$45,555	$76,246

Portfolio of residential mortgage loans serviced for others (2)	$9,492,000	$6,011,000	$9,543,000
Mortgage servicing rights, net to Portfolio of residential mortgage loans serviced for others	0.83%	0.76%	0.80%
Mortgage servicing rights expense (3)	$11,574	$10,379	$16,739

(1)	Included in the December 31, 2004, additions to mortgage servicing rights was $31.8 million from First Federal at acquisition.

(2)	Included in the December 31, 2004, portfolio of residential mortgage loans serviced for others was $3.5 billion from First Federal at acquisition.

(3)	Includes the amortization of mortgage servicing rights and additions/reversals to the valuation allowance of mortgage servicing rights, and is a component of mortgage banking, net in the consolidated statements of income.
An other-than-temporary impairment is recognized as a direct write-down of the mortgage servicing rights asset and the related valuation allowance (to the extent a valuation reserve is available) and then against earnings.

The following table shows the estimated future amortization expense for amortizing intangible assets. The projections of amortization expense for the next five years are based on existing asset balances, the current interest rate environment, and prepayment speeds as of September 30, 2005. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon acquisition activities, changes in interest rates, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable.
     Estimated amortization expense:

	Core Deposit	Other	Mortgage Servicing
	Intangible	Intangibles	Rights
	($ in Thousands)
Three months ending December 31, 2005	$1,000	$700	$5,700
Year ending December 31, 2006	3,300	2,800	20,400
Year ending December 31, 2007	2,900	1,300	16,900
Year ending December 31, 2008	2,500	1,200	13,600
Year ending December 31, 2009	2,100	1,100	10,300
Year ending December 31, 2010	1,800	1,100	7,700

NOTE 9: Long-term Funding
Long-term funding was as follows.

	September 30,	September 30,	December 31,
	2005	2004	2004
	($ in Thousands)
Federal Home Loan Bank advances	$1,357,840	$712,048	$1,158,294
Bank notes	925,000	300,000	500,000
Repurchase agreements	875,000	500,000	550,000
Subordinated debt, net	199,123	205,664	204,168
Junior subordinated debentures, net	181,987	187,493	185,517
Other borrowed funds	6,508	6,592	6,561

Total long-term funding	$3,545,458	$1,911,797	$2,604,540

Federal Home Loan Bank advances:
Long-term advances from the Federal Home Loan Bank had maturities through 2020 and had weighted-average interest rates of 3.29% at September 30, 2005, compared to 2.78% at September 30, 2004, and 2.91% at December 31, 2004. These advances had a combination of fixed and variable contractual rates, of which 78% were fixed at September 30, 2005, while 65% and 74% were fixed at September 30, and December 31, 2004, respectively.
Bank notes:
The long-term bank notes had maturities through 2008 and had weighted-average interest rates of 3.83% at September 30, 2005, 2.43% at September 30, 2004, and 2.54% at December 31, 2004. These notes had a combination of fixed and variable contractual rates, of which 89% was variable rate at September 30, 2005, compared to 50% and 70% variable rate at September 30, and December 31, 2004, respectively.
Repurchase agreements:
The long-term repurchase agreements had maturities through 2008 and had weighted-average interest rates of 3.05% at September 30, 2005, 1.76% at September 30, 2004, and 1.89% at December 31, 2004. These repurchase agreements had a combination of fixed and variable contractual rates, of which 100% was variable at September 30, 2005, while 80% and 82% were variable at September 30, and December 31, 2004, respectively.
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
During May 2002, the Corporation entered into an interest rate swap to hedge the interest rate risk on the Debentures. The fair value of the derivative was a $1.6 million gain at September 30, 2005, a $7.1 million gain at September 30, 2004, and a $5.1 million gain at December 31, 2004. Given the fair value hedge, the Debentures are carried on the balance sheet at fair value. See also Note 10.
NOTE 10: Derivatives and Hedging Activities
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

The table below identifies the Corporation’s derivative instruments at September 30, 2005, as well as which instruments receive hedge accounting treatment. Included in the table below for September 30, 2005, were customer interest rate swaps and interest rate caps for which the Corporation has mirror swaps and caps. The fair value of these customer swaps and caps is recorded in earnings and the net impact for the year-to-date 2005 period was immaterial.

	Notional	Estimated Fair	Weighted Average
	Amount	Market Value	Receive Rate	Pay Rate	Maturity
September 30, 2005	($ in Thousands)
Swaps-receive fixed / pay variable (1)	$175,000	$1,574	7.63%	4.89%	325 months
Swaps-receive variable / pay fixed (2)	252,012	69	5.35%	6.56%	53 months
Interest rate cap	200,000	77	Strike 4.72%	—	11 months
Customer and mirror swaps	121,299	—	3.71%	3.71%	93 months
Customer and mirror caps	23,017	—	—	—	47 months

(1) Fair value hedge accounting is applied on $175 million notional, which hedges long-term, fixed rate debt.
(2) Fair value hedge accounting is applied on $252 million notional, which hedges longer-term, fixed rate commercial loans.
Effective for the quarter ended June 30, 2005, the Corporation no longer applied hedge accounting to certain interest rate swap agreements and an interest rate cap. After consultation with the Corporation’s independent registered public accounting firm, the Corporation determined that the hedge accounting treatment applied to interest rate swaps on portions of its variable rate debt, an interest rate cap on variable rate debt, an interest rate swap on fixed rate subordinated debt and certain interest rate swaps related to specific fixed rate commercial loans, needed to be changed under the requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133).
The impact of these changes was effected by recording a loss on derivatives of $6.7 million in other income effective for the quarter ended June 30, 2005. On an after tax basis, this resulted in a $4.0 million reduction to net income, or $0.03 to both basic and diluted earnings per share for 2005. The aggregate cumulative effect of this adjustment was a net increase to consolidated shareholders’ equity of $3.3 million, at June 30, 2005, attributable to the fair value changes of the interest rate swaps hedging the subordinated debt and commercial loans. Certain derivative instruments that lost hedge accounting treatment were terminated in the third quarter of 2005 resulting in a $1.0 million gain, included in other income. The Corporation continues to evaluate its future hedging strategies.
For the mortgage derivatives, which are not included in the table above and are not accounted for as hedges, changes in the fair value are recorded to mortgage banking income. The fair value of the mortgage derivatives at September 30, 2005, was a net loss of $0.4 million, comprised of the net loss on commitments to fund approximately $147 million of loans to individual borrowers and the net gain on commitments to sell approximately $198 million of loans to various investors.
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
Commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are defined as derivatives and are therefore required to be recorded on the consolidated balance sheet at fair value. The Corporation’s derivative and hedging activity is further summarized in Note 10. The following is a summary of lending-related commitments at September 30.

	September 30,
	2005	2004
	($ in Thousands)
Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale (1)	$4,908,235	$3,934,750
Commercial letters of credit (1)	24,249	16,632
Standby letters of credit (2)	464,727	396,907

(1) These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and thus are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and is not material at September 30, 2005 or 2004.
(2) As required by FASB Interpretation No. 45, an interpretation of FASB Statements No. 5, 57, and 107, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the Corporation has established a liability of $4.6 million and $3.7 million at September 30, 2005 and 2004, respectively, as an estimate of the fair value of these financial instruments.
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
Residential mortgage loans sold to others are sold on a nonrecourse basis, though First Federal retained the credit risk on the underlying loans it sold to or originated for the Federal Home Loan Bank (“FHLB”), prior to its acquisition by the Corporation, in exchange for a monthly credit enhancement fee recorded as part of servicing fees within mortgage banking, net in the consolidated statements of income. At September 30, 2005, there were $2.1 billion of such loans with credit risk recourse, upon which there have been negligible historical losses.

NOTE 12: Retirement Plans
The Corporation has a noncontributory defined benefit retirement plan covering substantially all full-time employees. The benefits are based primarily on years of service and the employee’s compensation paid. The Corporation’s funding policy is to pay at least the minimum amount required by the funding requirements of federal law and regulations.
In connection with the First Federal acquisition on October 29, 2004, the Corporation assumed the First Federal pension plan. The First Federal pension plan was frozen on December 31, 2004, and qualified participants in this plan were eligible to participate in the Associated pension plan as of January 1, 2005. The net periodic benefit cost of the retirement plans combined is as follows.

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Components of Net Periodic Benefit Cost	($ in Thousands)
Service cost	$2,241	$1,673	$6,722	$5,020
Interest cost	1,336	964	4,007	2,891
Expected return on plan assets	(2,015)	(1,572)	(6,046)	(4,715)
Amortization of:
Transition asset	(81)	(81)	(243)	(243)
Prior service cost	18	19	55	56
Actuarial loss	220	93	661	278

Total net periodic benefit cost	$1,719	$1,096	$5,156	$3,287

The Corporation contributed $8 million to its pension plans during the first quarter of 2005 and expects to contribute $12 million to its pension plans during the fourth quarter of 2005. The Corporation regularly reviews the funding of its pension plans and generally contributes to its plan assets based on the minimum amounts required by funding requirements with consideration given to the maximum funding amounts allowed.
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
The Corporation’s primary segment is banking, conducted through its bank and lending subsidiaries. For purposes of segment disclosure as allowed by the governing accounting statement, these entities have been combined as one segment that have similar economic characteristics and the nature of their products, services, processes, customers, delivery channels, and regulatory environment are similar. Banking consists of lending and deposit gathering (as well as other banking-related products and services) to businesses, governments, and consumers, and the support to deliver, service, fund, and manage such banking services.
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

Selected segment information is presented below.

		Wealth		Consolidated
	Banking	Management	Other	Total
	($ in Thousands)

As of and for the nine months ended September 30, 2005

Net interest income	$496,384	$276	$—	$496,660
Provision for loan losses	9,343	—	—	9,343
Noninterest income	157,709	70,227	(320)	227,616
Depreciation and amortization	38,623	1,750	—	40,373
Other noninterest expense	286,015	46,430	(320)	332,125
Income taxes	100,986	8,929	—	109,915

Net income	$219,126	$13,394	$—	$232,520

Total assets	$20,679,375	$88,324	$(25,968)	$20,741,731

Total revenues *	$636,519	$70,503	$(320)	$706,702
Percent of consolidated total revenues	90%	10%	—	100%

As of and for the nine months ended September 30, 2004

Net interest income	$393,912	$258	$—	$394,170
Provision for loan losses	11,065	—	—	11,065
Noninterest income	105,895	59,462	(1,564)	163,793
Depreciation and amortization	25,101	1,830	—	26,931
Other noninterest expense	214,728	40,390	(1,564)	253,554
Income taxes	71,982	7,000	—	78,982

Net income	$176,931	$10,500	$—	$187,431

Total assets	$16,063,542	$81,411	$(9,192)	$16,135,761

Total revenues *	$487,224	$59,720	$(1,564)	$545,380
Percent of consolidated total revenues	89%	11%	—	100%

*	Total revenues for this segment disclosure are defined to be the sum of net interest income plus noninterest income, net of mortgage servicing rights amortization.

		Wealth		Consolidated
	Banking	Management	Other	Total
		($ in Thousands)

As of and for the three months ended September 30, 2005

Net interest income	$163,993	$85	$—	$164,078
Provision for loan losses	3,345	—	—	3,345
Noninterest income	60,938	21,954	(72)	82,820
Depreciation and amortization	12,994	556	—	13,550
Other noninterest expense	94,171	15,554	(72)	109,653
Income taxes	36,944	2,371	—	39,315

Net income	$77,477	$3,558	$—	$81,035

Total assets	$20,679,375	$88,324	$(25,968)	$20,741,731

Total revenues *	$219,076	$22,039	$(72)	$241,043
Percent of consolidated total revenues	91%	9%	—	100%

As of and for the three months ended September 30, 2004

Net interest income	$133,175	$41	$—	$133,216
Provision for loan losses	—	—	—	—
Noninterest income	31,311	20,092	(220)	51,183
Depreciation and amortization	8,177	679	—	8,856
Other noninterest expense	70,342	14,078	(220)	84,200
Income taxes	25,827	2,150	—	27,977

Net income	$60,140	$3,226	$—	$63,366

Total assets	$16,063,542	$81,411	$(9,192)	$16,135,761

Total revenues *	$160,461	$20,133	$(220)	$180,374
Percent of consolidated total revenues	89%	11%	—	100%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward—Looking Statements
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
Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, could affect the future financial results of the Corporation and could cause those results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document. These factors, many of which are beyond the Corporation’s control, include the following:
•	operating, legal, and regulatory risks;

•	economic, political, and competitive forces affecting the Corporation’s banking, securities, asset management, and credit services businesses;

•	integration risks related to integration and system conversions of acquisitions;

•	impact on net interest income of changes in monetary policy and general economic conditions; and

•	the risk that the Corporation’s analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.
These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. Forward-looking statements speak only as of the date they are made. The Corporation undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Overview
The following discussion and analysis is presented to assist in the understanding and evaluation of the Corporation’s financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on the nine months ended September 30, 2005 and the comparable period in 2004. Discussion of third quarter 2005 results compared to third quarter 2004 is predominantly in section, “Comparable Third Quarter Results.” Discussion of third quarter 2005 results compared to second quarter 2005 is primarily in section, “Sequential Quarter Results.”
The following discussion refers to the Corporation’s business combination activity that may impact the comparability of certain financial data (see Note 6, “Business Combinations,” of the notes to consolidated financial statements). In particular, consolidated financial results for the nine months ended September 30, 2004 reflect no contribution from its October 29, 2004, purchase acquisition of First Federal and only six months contribution from its April 1, 2004, purchase acquisition of Jabas. The acquisition of State Financial was consummated after September 30, 2005, and thus is not included in the accompanying consolidated financial statements.
Management continually evaluates strategic acquisition opportunities and other various strategic alternatives that could involve the sale or acquisition of branches or other assets, or the consolidation or creation of subsidiaries. During the third quarter of 2005, as part of its ongoing effort to reduce complexity and improve efficiency, the Corporation merged Associated Bank Minnesota, National Association and Associated Bank Chicago into a single national banking charter, headquartered in Green Bay, Wisconsin, under the name Associated Bank, National Association.

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
Mortgage Servicing Rights Valuation: The fair value of the Corporation’s mortgage servicing rights asset is important to the presentation of the consolidated financial statements since the mortgage servicing rights are carried on the consolidated balance sheet at the lower of amortized cost or estimated fair value. Mortgage servicing rights do not trade in an active open market with readily observable prices. As such, like other participants in the mortgage banking business, the Corporation relies on an internal discounted cash flow model to estimate the fair value of its mortgage servicing rights. The use of an internal discounted cash flow model involves judgment, particularly of estimated prepayment speeds of underlying mortgages serviced and the overall level of interest rates. Loan type and note rate are the predominant risk characteristics of the underlying loans used to stratify capitalized mortgage servicing rights for purposes of measuring impairment. The Corporation periodically reviews the assumptions underlying the valuation of mortgage servicing rights. In addition, the Corporation consults periodically with third parties as to the assumptions used and to determine that the resultant valuation is within the context of the market. While the Corporation believes that the values produced by its internal model are indicative of the fair value of its mortgage servicing rights portfolio, these values can change significantly depending upon key factors, such as the then current interest rate environment, estimated prepayment speeds of the underlying mortgages serviced, and other economic conditions. To better understand the sensitivity of the impact on prepayment speeds to changes in interest rates, if mortgage interest rates moved up 50 basis points (“bp”) at September 30, 2005 (holding all other factors unchanged), it is anticipated that prepayment speeds would have slowed and the modeled estimated value of mortgage servicing rights could have been $3 million higher than that determined at September 30, 2005 (leading to more valuation allowance reversal and an increase in mortgage banking income). Conversely, if mortgage interest rates moved down 50 bp, prepayment speeds would have likely increased and the modeled estimated value of mortgage servicing rights could have been $5 million lower (leading to adding more valuation allowance and a decrease in mortgage banking income). The proceeds that might be received should the Corporation actually consider a sale of the mortgage servicing rights portfolio could differ from the amounts reported at any point in time. The Corporation believes the mortgage servicing rights asset is properly recorded in the consolidated financial statements. See Note 8, “Goodwill and Other Intangible Assets,” of the notes to consolidated financial statements and section “Noninterest Income.”
Derivative Financial Instruments and Hedge Accounting: In various aspects of its business, the Corporation uses derivative financial instruments to modify exposures to changes in interest rates and market prices for other financial instruments. Derivative instruments are required to be carried at fair value on the balance sheet with changes in the fair value recorded directly in earnings. To qualify for and maintain hedge accounting, the Corporation must meet formal documentation and effectiveness evaluation requirements both at the hedge’s inception and on an ongoing basis. The application of the hedge accounting policy requires strict adherence to documentation and effectiveness testing requirements, judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings, and measurement of changes in the fair value of hedged items. If in the future derivative financial instruments used by the Corporation no longer qualify for hedge accounting, the impact on the consolidated results of operations and reported earnings could be significant. When hedge accounting is discontinued, the Corporation would continue to carry the derivative on the balance sheet at its fair value; however, for a cash flow derivative changes in its fair value would be recorded in earnings instead of through other comprehensive income, and for a fair value derivative the changes in fair value of the hedged asset or liability would no longer be recorded through earnings. Effective in second quarter 2005, the Corporation determined that the hedge accounting applied to certain interest rate swaps and an interest rate cap needed to be changed under the requirements of SFAS 133. Consequently, the Corporation recorded a $6.7 million loss in other income effective for the quarter ended June 30, 2005, which after tax was a $4.0 million reduction to net income, or $0.03 to both basic and diluted earnings per share. Certain derivative instruments that lost hedge accounting treatment were terminated in the third quarter of 2005 at a net gain of $1.0 million recorded in other income. See Note 10, “Derivative and Hedging Activities,” of the notes to consolidated financial statements.
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
Note 13, “Segment Reporting,” of the notes to consolidated financial statements, indicates that the banking segment represents 90% of total revenues for the nine months ended September 30, 2005, as defined in the Note. The Corporation’s profitability is predominantly dependent on net interest income, noninterest income, the level of the provision for loan losses, noninterest expense, and taxes of its banking segment. The consolidated discussion is therefore predominantly describing the banking segment results. The critical accounting policies primarily affect the banking segment, with the exception of income tax accounting, which affects both the banking and wealth management segments (see section “Critical Accounting Policies”).

Results of Operations — Summary
TABLE 1 (1)
Summary Results of Operations: Trends
($ in Thousands, except per share data)

	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.
	2005	2005	2005	2004	2004

Net income (Quarter)	$81,035	$74,015	$77,470	$70,855	$63,366
Net income (Year-to-date)	232,520	151,485	77,470	258,286	187,431

Earnings per share — basic (Quarter)	$0.63	$0.57	$0.60	$0.57	$0.58
Earnings per share — basic (Year-to-date)	1.80	1.17	0.60	2.28	1.70

Earnings per share — diluted (Quarter)	$0.63	$0.57	$0.59	$0.57	$0.57
Earnings per share — diluted (Year-to-date)	1.79	1.16	0.59	2.25	1.68

Return on average assets (Quarter)	1.56%	1.44%	1.54%	1.49%	1.60%
Return on average assets (Year-to-date)	1.51	1.49	1.54	1.58	1.62

Return on average equity (Quarter)	15.85%	14.62%	15.52%	15.46%	17.76%
Return on average equity (Year-to-date)	15.33	15.07	15.52	17.22	18.00

Return on tangible average equity (Quarter)(2)	24.55%	22.65%	24.13%	22.47%	21.69%
Return on tangible average equity (Year-to-date)(2)	23.78	23.38	24.13	22.11	21.98

Efficiency ratio (Quarter)(3)	47.90%	50.03%	49.73%	49.07%	47.75%
Efficiency ratio (Year-to-date)(3)	49.20	49.88	49.73	48.04	47.63

Net interest margin (Quarter)	3.56%	3.63%	3.68%	3.74%	3.76%
Net interest margin (Year-to-date)	3.62	3.65	3.68	3.80	3.79

(1)	All per share financial information has been restated to reflect the effect of the May 2004 3-for-2 stock split.

(2)	Return on tangible average equity = Net income divided by average equity excluding average goodwill and other intangible assets. This is a non-GAAP financial measure.

(3)	Efficiency ratio = Noninterest expense divided by sum of taxable equivalent net interest income plus noninterest income, excluding investment securities gains (losses), net, and asset sales gains (losses), net.
Net income for the nine months ended September 30, 2005 totaled $232.5 million, or $1.80 and $1.79 for basic and diluted earnings per share, respectively. Comparatively, net income for the nine months ended September 30, 2004 was $187.4 million, or $1.70 and $1.68 for basic and diluted earnings per share, respectively. Year-to-date 2005 results generated an annualized return on average assets of 1.51% and an annualized return on average equity of 15.33%, compared to 1.62% and 18.00%, respectively, for the comparable period in 2004. The net interest margin for the first nine months of 2005 was 3.62% compared to 3.79% for the first nine months of 2004.
The $45.1 million (24.1%) increase in net income between the comparable nine month periods came from increased revenues (with net interest income up $102.5 million or 26.0%, and noninterest income up $58.8 million or 38.9%) and lower provision for loan losses (down $1.7 million or 15.6%), offset partly by increased expenses (with noninterest expense up $87.0 million or 32.5%, and income tax expense up $30.9 million or 39.2%).
Net Interest Income and Net Interest Margin
Net interest income on a taxable equivalent basis for the nine months ended September 30, 2005, was $515 million, an increase of $102 million or 25% over the comparable period last year. As indicated in Tables 2 and 3, the $102 million increase in taxable equivalent net interest income was attributable principally to favorable volume variances (with balance sheet growth from both the First Federal acquisition and organic growth adding $122 million to taxable equivalent net interest income), mitigated by unfavorable rate variances (as the impact of changes in the interest rate environment and product pricing reduced taxable equivalent net interest income by $20 million).
The net interest margin for the first nine months of 2005 was 3.62%, down 17 basis points (“bp”) from 3.79% for the comparable period in 2004. This comparable period decrease was a function of a 26 bp decrease in interest rate spread (the net of an 82 bp increase in the cost of interest-bearing liabilities and a 56 bp increase in the yield on earning assets) offset in part by 9 bp higher contribution from net free funds (attributable largely to the higher interest rate environment in 2005 which increased the value of noninterest-bearing demand deposits, a principle component of net free funds).

The Federal Reserve raised interest rates by 25 bp eleven times (totaling 275 bp) beginning in June 2004, resulting in an average Federal funds rate of 2.93% for the first nine months of 2005, 179 bp higher than the average rate of 1.14% during the same period in 2004. Increases to middle- and long-term interest rates have not been commensurate with the short-term interest rate moves by the Federal Reserve, causing a flattened yield curve environment. This flattening of the yield curve, together with competitive pricing pressures, has resulted in margin compression by limiting the Corporation’s ability to obtain reasonable returns on middle- and long-term earning assets.
The yield on earning assets was 5.68% for year-to-date 2005, 56 bp higher than the comparable nine-month period last year. The average loan yield was up 83 bp to 6.01%, attributable to the repricing of variable rate loans in the higher interest rate environment, as well as higher, though competitive, pricing on new and refinanced loans. The average yield on investments and other earning assets decreased 24 bp to 4.72%, as higher yielding securities matured and reinvestment occurred in a flattened yield curve environment.
The cost of interest-bearing liabilities was 2.40% for year-to-date 2005, up 82 bp compared to the same period in 2004, reflecting the rising rate environment. The average cost of interest-bearing deposits was 1.95%, 57 bp higher than year-to-date 2004 and the cost of wholesale funds (comprised of short-term borrowings and long-term funding) was 3.13%, up 119 bp versus year-to-date 2004. Short-term borrowings were the most directly impacted by the higher interest rates between comparable periods, increasing 169 bp to 2.96%, while long-term funding experienced a more moderate increase, rising 44 bp to 3.27%.
Average earning assets of $18.9 billion, were up $4.4 billion (31%) over the comparable nine-month period last year, due to both the First Federal acquisition and organic growth. On average, loans increased $3.5 billion and investment securities were up $1.0 billion (predominantly mortgage-related securities), with First Federal adding $2.7 billion and $0.7 billion of loans and investments, respectively, at acquisition. The overall growth in average loans was comprised of increases in commercial loans (up $1.7 billion), retail loans (up $1.0 billion) and residential mortgages (up $0.8 billion). Average loans, which are higher yielding than investment securities, grew to represent 74.6% of average earning assets compared to 73.4% for the nine-month period of 2004.
Average interest-bearing liabilities increased $3.9 billion (32%) over the comparable period in 2004, while net free funds increased $0.5 billion, both supporting the growth in earning assets. Average noninterest-bearing demand deposits (a component of net free funds) increased by $0.4 billion, attributable principally to First Federal. The increase in average interest-bearing liabilities consisted of growth in interest-bearing deposits (up $2.1 billion, with First Federal adding $2.2 billion at acquisition) and higher wholesale funding balances (up $1.8 billion). Average wholesale funds grew to represent 38.2% of average interest-bearing liabilities for year-to-date 2005 compared to 35.5% last year. Long-term funding was up $1.5 billion (including $0.8 billion from First Federal), while the remaining funding needs were filled with short-term borrowings (up $0.3 billion).
Based on the balance sheet dynamics and the current interest rate environment, the Corporation will be undertaking a new initiative in the fourth quarter that applies cash flows from maturing investments to reduce wholesale borrowings by $1.0 to $1.5 billion over a twelve month period, resulting in further improvement to the margin. A measured approach will be utilized to decrease investments and reduce dependency on wholesale funding. Capital freed up during this period will, in part, be used to buy back shares to ensure that the undertaking is accretive to shareholders.

TABLE 2
Net Interest Income Analysis-Taxable Equivalent Basis
($ in Thousands)

	Nine Months ended September 30, 2005			Nine Months ended September 30, 2004
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

Earning assets:
Loans: (1) (2) (3)
Commercial	$8,356,785	$375,704	5.93%	$6,668,508	$246,765	4.86%
Residential mortgage	2,865,319	119,614	5.56	2,042,406	86,403	5.63
Retail	2,853,809	142,965	6.68	1,898,667	82,655	5.81

Total loans	14,075,913	638,283	6.01	10,609,581	415,823	5.18
Investments and other (1)	4,802,670	169,942	4.72	3,843,013	142,935	4.96

Total earning assets	18,878,583	808,225	5.68	14,452,594	558,758	5.12
Other assets, net	1,672,053			1,043,304

Total assets	$20,550,636			$15,495,898

Interest-bearing liabilities:
Interest-bearing deposits:
Savings deposits	$1,116,871	$3,077	0.37%	$927,876	$2,528	0.36%
Interest-bearing demand deposits	2,380,397	19,530	1.10	2,366,312	14,186	0.80
Money market deposits	2,140,763	28,505	1.78	1,530,856	9,247	0.81
Time deposits, excluding Brokered CDs	3,996,324	86,545	2.90	2,844,147	53,227	2.50

Total interest-bearing deposits, excluding Brokered CDs	9,634,355	137,657	1.91	7,669,191	79,188	1.38
Brokered CDs	364,381	8,461	3.10	216,371	2,213	1.37

Total interest-bearing deposits	9,998,736	146,118	1.95	7,885,562	81,401	1.38
Wholesale funding	6,183,220	146,704	3.13	4,347,031	64,001	1.94

Total interest-bearing liabilities	16,181,956	292,822	2.40	12,232,593	145,402	1.58

Noninterest-bearing demand deposits	2,187,931			1,750,576
Other liabilities	153,077			121,613
Stockholders’ equity	2,027,672			1,391,116

Total liabilities and equity	$20,550,636			$15,495,898

Interest rate spread			3.28%			3.54%
Net free funds			0.34			0.25

Taxable equivalent net interest income and net interest margin		$515,403	3.62%		$413,356	3.79%

Taxable equivalent adjustment		18,743			19,186

Net interest income		$496,660			$394,170

(1)	The yield on tax exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented.

(2)	Nonaccrual loans and loans held for sale are included in the average balances.

(3)	Interest income includes net loan fees.

TABLE 2 (continued)
Net Interest Income Analysis-Taxable Equivalent Basis
($ in Thousands)

	Three Months ended September 30, 2005			Three Months ended September 30, 2004
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets:
Loans: (1) (2) (3)
Commercial	$8,411,678	$134,503	6.26%	$6,787,476	$85,971	4.96%
Residential mortgage	2,880,685	40,253	5.56	1,982,929	27,993	5.62
Retail	2,871,464	48,940	6.78	1,938,296	28,668	5.88

Total loans	14,163,827	223,696	6.22	10,708,701	142,632	5.25
Investments and other (1)	4,796,208	56,042	4.67	3,980,213	48,238	4.85

Total earning assets	18,960,035	279,738	5.83	14,688,914	190,870	5.14
Other assets, net	1,647,866			1,041,537

Total assets	$20,607,901			$15,730,451

Interest-bearing liabilities:
Interest-bearing deposits:
Savings deposits	$1,097,955	$1,024	0.37%	$945,881	$844	0.35%
Interest-bearing demand deposits	2,193,600	6,107	1.10	2,338,492	4,615	0.79
Money market deposits	2,198,538	11,822	2.13	1,516,812	3,294	0.86
Time deposits, excluding Brokered CDs	3,913,389	30,395	3.08	2,771,249	17,488	2.51

Total interest-bearing deposits, excluding Brokered CDs	9,403,482	49,348	2.08	7,572,434	26,241	1.38
Brokered CDs	487,305	4,250	3.46	235,844	950	1.60

Total interest-bearing deposits	9,890,787	53,598	2.15	7,808,278	27,191	1.39
Wholesale funding	6,307,705	55,715	3.47	4,573,129	24,068	2.07

Total interest-bearing liabilities	16,198,492	109,313	2.66	12,381,407	51,259	1.64

Noninterest-bearing demand deposits	2,242,932			1,813,279
Other liabilities	138,692			116,165
Stockholders’ equity	2,027,785			1,419,600

Total liabilities and equity	$20,607,901			$15,730,451

Interest rate spread			3.17%			3.50%
Net free funds			0.39			0.26

Taxable equivalent net interest income and net interest margin		$170,425	3.56%		$139,611	3.76%

Taxable equivalent adjustment		6,347			6,395

Net interest income		$164,078			$133,216

TABLE 3
Volume / Rate Variance — Taxable Equivalent Basis
($ in Thousands)

	Comparison of			Comparison of
	Nine months ended Sept 30, 2005 versus 2004			Three months ended Sept 30, 2005 versus 2004
		Variance Attributable to			Variance Attributable to
	Income/Expense			Income/Expense
	Variance (1)	Volume	Rate	Variance (1)	Volume	Rate

INTEREST INCOME: (2)
Loans:
Commercial	$128,939	$68,743	$60,196	$48,532	$23,081	$25,451
Residential mortgage	33,211	34,367	(1,156)	12,260	12,547	(287)
Retail	60,310	47,631	12,679	20,272	15,691	4,581

Total loans	222,460	150,741	71,719	81,064	51,319	29,745
Investments and other	27,007	34,359	(7,352)	7,804	9,709	(1,905)

Total interest income	$249,467	$185,100	$64,367	$88,868	$61,028	$27,840

INTEREST EXPENSE:
Interest-bearing deposits:
Savings deposits	$549	$518	$31	$180	$142	$38
Interest-bearing demand deposits	5,344	85	5,259	1,492	(299)	1,791
Money market deposits	19,258	4,780	14,478	8,528	1,997	6,531
Time deposits, excluding brokered CDs	33,318	23,959	9,359	12,907	8,318	4,589

Interest-bearing deposits, excluding brokered CDs	58,469	29,342	29,127	23,107	10,158	12,949
Brokered CDs	6,248	2,185	4,063	3,300	1,580	1,720

Total interest-bearing deposits	64,717	31,527	33,190	26,407	11,738	14,669
Wholesale funding	82,703	31,835	50,868	31,647	10,697	20,950

Total interest expense	$147,420	$63,362	$84,058	$58,054	$22,435	$35,619

Net interest income, taxable equivalent	$102,047	$121,738	$(19,691)	$30,814	$38,593	$(7,779)

(1)	The change in interest due to both rate and volume has been allocated proportionately to volume variance and rate variance based on the relationship of the absolute dollar change in each.

(2)	The yield on tax-exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented.

Provision for Loan Losses
The provision for loan losses for the first nine months of 2005 was $9.3 million, compared to $11.1 million for the same period in 2004. Net charge offs were $9.0 million and $13.7 million for the nine months ended September 30, 2005 and 2004, respectively. Annualized net charge offs as a percent of average loans for year-to-date 2005 were 0.09%, compared to 0.17% for the comparable year-to-date period in 2004. At September 30, 2005, the allowance for loan losses was $190.1 million, compared to $175.0 million at September 30, 2004. The ratio of the allowance for loan losses to total loans was 1.35%, down from 1.62% at September 30, 2004. Nonperforming loans at September 30, 2005 were $110.7 million, compared to $91.5 million at September 30, 2004. See Table 8.
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
Noninterest Income
For the nine months ended September 30, 2005, noninterest income was $210.0 million, up $58.8 million or 38.9% compared to $151.2 million for year-to-date 2004. The timing of acquisitions affected financial comparisons, as the first nine months of 2004 carry no financial results from the October 2004 First Federal acquisition and six months financial results from the April 2004 Jabas acquisition. See Table 10 for detailed trends of selected quarterly information.
TABLE 4
Noninterest Income
($ in Thousands)

	3rd Qtr.	3rd Qtr.	Dollar	Percent	YTD	YTD	Dollar	Percent
	2005	2004	Change	Change	2005	2004	Change	Change

Trust service fees	$8,667	$7,773	$894	11.5%	$25,962	$23,684	$2,278	9.6%
Service charges on deposit accounts	22,830	13,672	9,158	67.0	63,710	39,210	24,500	62.5
Mortgage banking income	13,355	6,593	6,762	102.6	35,834	24,664	11,170	45.3
Mortgage servicing rights expense	1,355	5,975	(4,620)	(77.3)	11,574	10,379	1,195	11.5

Mortgage banking, net	12,000	618	11,382	N/M	24,260	14,285	9,975	69.8
Credit card & other nondeposit fees	9,505	6,253	3,252	52.0	27,406	17,998	9,408	52.3
Retail commissions	12,905	11,925	980	8.2	42,980	34,444	8,536	24.8
Bank owned life insurance (“BOLI”) income	2,441	3,580	(1,139)	(31.8)	6,920	10,576	(3,656)	(34.6)
Other	6,229	3,034	3,195	105.3	14,688	8,908	5,780	64.9

Subtotal (“fee income”)	74,577	46,855	27,722	59.2	205,926	149,105	56,821	38.1
Asset sale gains, net	942	309	633	N/M	1,179	749	430	N/M
Investment securities gains (losses), net	1,446	(6)	1,452	N/M	2,937	1,356	1,581	N/M

Total noninterest income	$76,965	$47,158	$29,807	63.2%	$210,042	$151,210	$58,832	38.9%

N/M — Not meaningful.
Trust service fees were $26.0 million, up $2.3 million (9.6%) between comparable nine-month periods. The change was primarily the result of an improving stock market and its impact on the average market value of assets under management. The market value of assets under management were $4.89 billion and $4.37 billion at September 30, 2005 and 2004, respectively, primarily reflecting higher equity values. Equities represent over 60% of the market value of assets under management for both nine-month September periods.
Service charges on deposit accounts were $63.7 million, up $24.5 million (62.5%) over the comparable nine-month period last year, a function of higher volumes associated with the increased deposit account base, moderate fee increases in second quarter 2004 related to account service charges and nonsufficient funds, and standardization of service charges in first quarter 2005 following the First Federal system conversion.

Net mortgage banking income was $24.2 million for the first nine months of 2005, up $10.0 million (69.8%) from the first nine months of 2004. Net mortgage banking income consists of gross mortgage banking income less mortgage servicing rights expense. Gross mortgage banking income (which includes servicing fees and the gain or loss on sales of mortgage loans and other related fees) was $35.8 million, an increase of $11.2 million (45.3%) over the comparable nine months of 2004. The increase was the result of higher servicing fees (up $8.7 million, with the average mortgage portfolio serviced for others up 60% including First Federal) and higher gains on loan sales and fees (up $2.5 million, with secondary mortgage production up 2% to $1.22 billion compared to $1.19 billion for year-to-date 2004).
Mortgage servicing rights expense (which includes base amortization of the mortgage servicing rights asset and increases or decreases to the valuation allowance associated with the mortgage servicing rights assets) was $11.6 million for the nine months ended September 30, 2005, $1.2 million higher than the comparable nine-month period in 2004. For the first nine months of 2005, base amortization expense was $17.6 million ($5.0 million higher than year-to-date 2004 given the larger mortgage servicing asset following the First Federal acquisition), offset by a $6.0 million recovery to the valuation allowance (compared to a $2.2 million recovery for year-to-date 2004). The favorable change to the valuation allowance was primarily due to slower prepayment speeds, increasing the recorded value of the mortgage servicing rights asset and requiring less valuation reserve. At September 30, 2005, the net mortgage servicing rights asset was $78.7 million, representing 83 basis points of the $9.49 billion mortgage portfolio serviced for others, compared to a net mortgage servicing rights asset of $45.6 million, representing 76 basis points of the $6.01 billion mortgage portfolio serviced for others at September 30, 2004.
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
Credit card and other nondeposit fees were $27.4 million, up $9.4 million (52.3%) over the first nine months of 2004, primarily from the inclusion of First Federal account activity, and predominantly from card-related inclearing and other fees. Retail commissions (which includes commissions from insurance and brokerage product sales) were $43.0 million for the first nine months of 2005, up $8.5 million (24.8%) compared to the first nine months of 2004, attributable to the inclusion of Jabas as well as increased sales.
BOLI income was $6.9 million, down $3.7 million (34.6%) from the comparable period of 2004, a direct result of the 2004 downward repricings of a certain BOLI investment. Other income was $14.7 million for the first nine months of 2005, up $5.8 million over the first nine months of 2004. Other income for year-to-date 2005 included increases in ATM-based fees and other miscellaneous income due to the inclusion of First Federal, as well as a $4.5 million non-recurring gain from the dissolution of stock in a regional ATM network, offset partly by a $5.7 million net loss on derivatives (as described in Note 10, “Derivatives and Hedging Activities,” of the notes to consolidated financial statements). For the nine months ended September 30, 2005, net investment securities gains were $2.9 million, including gains of $3.1 million on the sale of common stock holdings, partially offset by losses of $0.2 million on the sale of mortgage-related securities. For the nine months ended September 30, 2004, net investment securities gains were $1.4 million, including a $1.9 million gain on the sale of common stock holdings, net of a $0.2 million other-than-temporary write-down on a mortgage-related security and a $0.4 million loss on the sale of securities.

Noninterest Expense
Noninterest expense was $354.9 million for the first nine months of 2005, up $87.0 million (32.5%) over the comparable period last year, influenced by the timing of the First Federal and Jabas acquisitions. See Table 10 for detailed trends of selected quarterly information.
TABLE 5
Noninterest Expense
($ in Thousands)

	3rd Qtr.	3rd Qtr.	Dollar	Percent	YTD	YTD	Dollar	Percent
	2005	2004	Change	Change	2005	2004	Change	Change

Personnel expense	$66,403	$53,467	$12,936	24.2%	$206,322	$159,355	$46,967	29.5%
Occupancy	9,412	6,939	2,473	35.6	28,674	21,275	7,399	34.8
Equipment	4,199	3,022	1,177	38.9	12,431	8,899	3,532	39.7
Data processing	7,129	5,865	1,264	21.6	20,150	17,666	2,484	14.1
Business development & advertising	4,570	3,990	580	14.5	12,662	10,704	1,958	18.3
Stationery and supplies	1,599	1,214	385	31.7	5,087	3,869	1,218	31.5
Intangible amortization expense	1,903	935	968	103.5	6,189	2,651	3,538	133.5
Loan expense	3,310	1,152	2,158	187.3	8,514	4,208	4,306	102.3
Legal and professional	2,232	1,438	794	55.2	7,614	5,226	2,388	45.7
Other	16,591	11,009	5,582	50.7	47,281	34,049	13,232	38.9

Total noninterest expense	$117,348	$89,031	$28,317	31.8%	$354,924	$267,902	$87,022	32.5%

Personnel expense (including salary-related expenses and fringe benefit expenses) was $206.3 million for first nine months of 2005, up $47.0 million (29.5%) over the first nine months of 2004, particularly reflecting the substantially larger employee base attributable to the 2004 acquisitions. Average full-time equivalent employees were 4,945 for the first nine months of 2005, up 23.5% from 4,004 for the first nine months of 2004. Salary-related expenses increased $35.1 million (28.6%) due principally to the larger employee base, merit increases between the years, higher incentives and commission-based pay, as well as higher overtime and severance. Fringe benefits were up $11.9 million (32.4%) over the comparable 2004 period, in response to the larger salary base, as well as the increased cost of premium based benefits and other benefit plans.
Occupancy expense of $28.7 million for the first nine months of 2005 was up $7.4 million (34.8%), and equipment expense of $12.4 million was up $3.5 million (39.7%) over the comparable period last year, predominantly due to the First Federal acquisition, which added over 90 branches and supermarket locations to the Corporation’s branch system, and necessary technology expenditures. Data processing, business development and advertising, and stationery and supplies were each up between the comparable nine-month periods, reflecting the larger operating base, conversion and integration expenditures, but offset in part by controlling selected discretionary expenses. Intangible amortization expense increased $3.5 million, a direct result of amortizing intangible assets added from the 2004 acquisitions.
Loan expense was $8.5 million for first nine months of 2005, an increase of $4.3 million compared to first nine months of 2004, predominantly attributable to processing, security, authorization and conversion costs related to the larger credit and debit card base, and commensurate with increased card-related inclearing and other fees. Legal and professional expenses were $7.6 million, up $2.4 million, due to higher base audit/compliance fees and other professional consultant costs, as well as costs attributable to conversion efforts. Other expense was up $13.2 million (38.9%) over the comparable period last year, across multiple categories and primarily commensurate with the larger operating base (such as higher ATM expense, customer check printing, insurance and donation costs), but also higher employee training, hiring, placement and relocation costs. Also included in other expense were losses other than loans (such as losses from robberies, litigation, ATM phishing and other operational losses), which were up $3.6 million between the comparable nine-month periods, primarily in ATM phishing and other operational losses.
Income Taxes
Income tax expense for the first nine months of 2005 was $109.9 million, up $30.9 million from the comparable period in 2004. The effective tax rate (income tax expense divided by income before taxes) was 32.1% and 29.6% for year-to-date 2005 and year-to-date 2004, respectively. The increase in the effective tax rate was primarily attributable to the increase in income before tax and the acquisitions of First Federal and Jabas, with both having higher effective tax rates than the Corporation prior to the acquisitions.

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
Balance Sheet
At September 30, 2005, total assets were $20.7 billion, an increase of $4.6 billion, or 28.5%, since September 30, 2004, largely attributable to the First Federal acquisition. The growth in assets was comprised principally of increases in loans (up $3.3 billion or 30.3%, including $2.7 billion from First Federal at consummation) and investment securities (up $0.5 billion or 13.0%, with $0.7 million acquired from First Federal at consummation).
Commercial loans and home equity were strategically emphasized in 2004, and continue to be an area of focus for 2005, while commercial real estate has been paying down due to competitive pricing pressures. In addition, the acquisition of First Federal with its higher mix of retail and residential mortgage loans shifted the mix of loans. Commercial loans were $8.4 billion, up $1.5 billion or 21.9%, and represented 60% of total loans at September 30, 2005, compared to 64% at September 30, 2004. Retail loans grew $0.9 billion or 47.9% to represent 20% of total loans compared to 18% at September 30, 2004, while residential mortgage loans increased $0.9 billion or 42.3% to represent 20% of total loans compared to 18% a year earlier.
At September 30, 2005, total deposits were $12.2 billion, up $2.5 billion or 25.9% over September 30, 2004 (including $2.7 billion added from First Federal at acquisition). Other time deposits increased $1.1 billion (39.3%) to represent 33% of total deposits at September 30, 2005 compared to 29% at September 30, 2004. Money market deposits grew $0.7 billion (47.8%) to represent 18% of total deposits at September 30, 2005 compared to 16% a year earlier, while demand deposits increased $0.4 billion (20.8%) to represent 19% of total deposits at September 30, 2005 (unchanged from 19% of total deposits at September 30, 2004). Short-term borrowings decreased $0.2 billion, while long-term funding increased $1.6 billion since September 30, 2004, due primarily to the funding mix acquired from First Federal, as well as the issuance of Federal Home Loan Bank advances, bank notes, and repurchase agreements (see Note 9, “Long-term Funding,” of the notes to consolidated financial statements).
Since year-end 2004 the balance sheet grew modestly, up $0.2 billion (1.4% annualized). Loans grew $0.2 billion (2.2% annualized), especially commercial loans (up $192 million). Total deposits were down $0.6 billion compared to December 31, 2004, primarily in interest-bearing demand deposits (down $602 million).
TABLE 6
Period End Loan Composition
($ in Thousands)

	September 30, 2005		June 30, 2005		March 31, 2005		December 31, 2004		September 30, 2004
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
					($ in Thousands)
Commercial, financial, and agricultural	$3,213,656	23%	$3,086,663	22%	$2,852,462	21%	$2,803,333	20%	$2,479,764	23%
Real estate construction	1,519,681	11	1,640,941	12	1,569,013	11	1,459,629	11	1,152,990	11
Commercial real estate	3,648,169	26	3,650,726	26	3,813,465	28	3,933,131	28	3,242,009	30
Lease financing	57,270	—	53,270	—	50,181	—	50,718	—	49,423	—

Commercial	8,438,776	60	8,431,600	60	8,285,121	60	8,246,811	59	6,924,186	64
Home equity (1)	1,878,436	13	1,806,236	13	1,744,676	13	1,866,485	13	1,290,436	12
Installment	1,024,356	7	1,025,621	7	1,048,510	7	1,054,011	8	672,806	6

Retail	2,902,792	20	2,831,857	20	2,793,186	20	2,920,496	21	1,963,242	18
Residential mortgage	2,765,569	20	2,791,049	20	2,844,889	20	2,714,580	20	1,943,199	18

Total loans	$14,107,137	100%	$14,054,506	100%	$13,923,196	100%	$13,881,887	100%	$10,830,627	100%

(1)	Home equity includes home equity lines and residential mortgage junior liens.

TABLE 7
Period End Deposit Composition
($ in Thousands)

	September 30, 2005		June 30, 2005		March 31, 2005		December 31, 2004		September 30, 2004
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
				($ in Thousands)
Noninterest-bearing demand	$2,256,774	19%	$2,250,482	19%	$2,156,592	18%	$2,347,611	19%	$1,867,905	19%
Savings	1,074,234	9	1,117,922	9	1,137,120	9	1,116,158	9	936,975	10
Interest-bearing demand	2,252,711	18	2,227,188	18	2,485,548	20	2,854,880	22	2,334,072	24
Money market	2,240,606	18	2,094,796	17	2,112,490	17	2,083,717	16	1,516,423	16
Brokered CDs	407,459	3	491,781	4	218,111	2	361,559	3	186,326	2
Other time	3,949,241	33	3,916,462	33	4,084,043	34	4,022,314	31	2,835,572	29

Total deposits	$12,181,025	100%	$12,098,631	100%	$12,193,904	100%	$12,786,239	100%	$9,677,273	100%

Total deposits, excluding Brokered CDs	$11,773,566	97%	$11,606,850	96%	$11,975,793	98%	$12,424,680	97%	$9,490,947	98%
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
As of September 30, 2005, the allowance for loan losses was $190.1 million compared to $175.0 million at September 30, 2004, and $189.8 million at December 31, 2004. The allowance for loan losses at September 30, 2005 increased $15.1 million since September 30, 2004 (including $14.8 million from First Federal at acquisition) and $0.3 million since December 31, 2004. Table 8 provides additional information regarding activity in the allowance for loan losses and nonperforming assets.
Gross charge offs were $16.6 million for the nine months ended September 30, 2005, $16.5 million for the comparable period ended September 30, 2004, and $22.2 million for year-end 2004, while recoveries for the corresponding periods were $7.6 million, $2.8 million and $4.9 million, respectively. As a result, net charge offs (and the annualized ratio of net charge offs to average loans) were $9.0 million (0.09%) for the first nine months of 2005, $13.7 million (0.17%) for the nine-month period of 2004, and $17.3 million (0.15%) for the 2004 year. Comparatively, the provision for loan losses was $9.3 million, $11.1 million, and $14.7 million, for the nine-month periods ended September 30, 2005 and September 30, 2004, and for the 2004 year, respectively.

TABLE 8
Allowance for Loan Losses and Nonperforming Assets
($ in Thousands)

	At and for the				At and for the
	nine months ended				year ended
	September 30,				December 31,
	2005		2004		2004
Allowance for Loan Losses:
Balance at beginning of period	$189,762		$177,622		$177,622
Balance related to acquisition	—		—		14,750
Provision for loan losses	9,343		11,065		14,668
Charge offs	(16,601)		(16,492)		(22,202)
Recoveries	7,576		2,812		4,924

Net charge offs	(9,025)		(13,680)		(17,278)

Balance at end of period	$190,080		$175,007		$189,762

Nonperforming Assets:
Nonaccrual loans:
Commercial	$83,783		$62,013		$85,955
Residential mortgage	14,683		10,761		16,088
Retail	8,832		8,350		10,718

Total nonaccrual loans	107,298		81,124		112,761
Accruing loans past due 90 days or more:
Commercial	29		7,848		659
Residential mortgage	—		755		—
Retail	3,325		1,706		1,494

Total accruing loans past due 90 days or more	3,354		10,309		2,153
Restructured loans (commercial)	33		39		37

Total nonperforming loans	110,685		91,472		114,951
Other real estate owned	10,017		4,526		3,915

Total nonperforming assets	$120,702		$95,998		$118,866

Ratios:
Allowance for loan losses to net charge offs (annualized)	15.75	x	9.58	x	10.98	x
Net charge offs to average loans (annualized)	0.09%		0.17%		0.15%
Allowance for loan losses to total loans	1.35		1.62		1.37
Nonperforming loans to total loans	0.78		0.84		0.83
Nonperforming assets to total assets	0.58		0.59		0.58
Allowance for loan losses to nonperforming loans	172		191		165
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
The allocation methodology used for September 30, 2005, September 30, 2004, and December 31, 2004 were comparable, whereby the Corporation segregated its loss factor allocations (used for both criticized and non-criticized loan categories) into a component primarily based on historical loss rates and a component primarily based on other qualitative factors that may affect loan collectibility. Factors applied are reviewed periodically and adjusted to reflect changes in trends or other risks. During the third quarter of 2005, the Corporation received a $4 million payment on a nonaccrual commercial manufacturing credit for which a $10 million allowance was previously identified. As a result of this payment, the Corporation reduced the identified allowance from $10 million to $5 million.
At September 30, 2005, the allowance for loan losses to total loans was 1.35%, compared to 1.62% at September 30, 2004, and 1.37% at December 31, 2004. The decline in the ratio of allowance for loan losses to total loans at September 30, 2005, and year-end 2004 compared to September 30, 2004, was largely a result of acquiring the First Federal thrift balance sheet, which added $14.8 million allowance for loan losses and $2.7 billion of loans (or 0.54% allowance for loan losses to total loans) at consummation. The decline in the ratio of allowance for loan losses to total loans from 1.37% at year-end 2004 to 1.35% at September 30, 2005, was primarily due to tempered loan growth since year-end 2004, and lower levels of net charge offs and nonperforming loans. Total loans at September 30, 2005, were up $3.3 billion (30.3%) since September 30, 2004, largely attributable to the $2.7 billion acquired First Federal loans previously mentioned, but also from organic growth primarily in home equity and commercial loans (see Table 6). Total loans increased $0.2 billion compared to December 31, 2004, with commercial loans accounting for the majority of growth. Nonperforming loans were $110.7 million, or 0.78% of total loans at September 30, 2005, down from 0.84% of loans a year ago, and from 0.83% of loans at year-end 2004. The allowance for loan losses covered nonperforming loans at 172%, 191% and 165%, at September 30, 2005, September 30, 2004 and year-end 2004, respectively. On an annualized basis, net charge offs to average loans were 0.09% for the first nine months of 2005, 0.17% for the comparable nine-month period of 2004, and 0.15% for the 2004 year.
Management believes the allowance for loan losses to be adequate at September 30, 2005.
Consolidated net income could be affected if management’s estimate of the allowance for loan losses is subsequently materially different, requiring additional or less provision for loan losses to be recorded. Management carefully considers numerous detailed and general factors, its assumptions, and the likelihood of materially different conditions that could alter its assumptions. While management uses currently available information to recognize losses on loans, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions and the impact of such change on the Corporation’s borrowers. Additionally, the number of large credit relationships over the Corporation’s $25 million internal hurdle has been increasing. Larger credits do not inherently create more risk, but can create wider fluctuations in asset quality measures. As an integral part of their examination process, various regulatory agencies also review the allowance for loan losses. Such agencies may require that certain loan balances be charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.
Nonperforming Loans and Other Real Estate Owned
Management is committed to an aggressive nonaccrual and problem loan identification philosophy. This philosophy is implemented through the ongoing monitoring and review of all pools of risk in the loan portfolio to ensure that problem loans are identified quickly and the risk of loss is minimized.
Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, loans 90 days or more past due but still accruing, and restructured loans. The Corporation specifically excludes from its definition of nonperforming loans student loan balances that are 90 days or more past due and still accruing and that have contractual government guarantees as to collection of principal and interest. The Corporation had approximately $14 million, $11 million and $15 million of nonperforming student loans at September 30, 2005, September 30, 2004, and December 31, 2004, respectively.
Table 8 provides detailed information regarding nonperforming assets, which include nonperforming loans and other real estate owned. Nonperforming assets to total assets were 0.58%, 0.59%, and 0.58% at September 30, 2005, September 30, 2004, and December 31, 2004, respectively.
Total nonperforming loans of $110.7 million at September 30, 2005 were up $19.2 million from September 30, 2004 and down $4.3 million from year-end 2004. The ratio of nonperforming loans to total loans was 0.78% at September 30, 2005, down from both 0.84% and 0.83% at September 30, 2004, and year-end 2004, respectively. Nonaccrual loans account for the majority of the $19.2 million increase in nonperforming loans between the comparable September periods, increasing $26.2 million (primarily attributable to the nonaccrual loans acquired with the First Federal acquisition), while accruing loans past due 90 or more days were down $7.0 million. Nonaccrual loans also account for the majority of the $4.3 million decrease in nonperforming loans since year-end 2004, decreasing $5.5 million, while accruing loans past due 90 or more days increased $1.2 million. The most significant changes in nonaccrual loans from year-end 2004 were attributable to the payments on two large problem credits (including a $13 million payment on a commercial credit within the food industry and a $4 million payment on a commercial manufacturing credit), net of the addition of one large credit (totaling approximately $8 million, on a commercial real estate credit), as management continues to work through problem credits.
Other real estate owned was $10.0 million at September 30, 2005, compared to $4.5 million at September 30, 2004, and $3.9 million at year-end 2004. The change was predominantly due to the addition of a $4.6 million tract of bank-owned vacant land reclassified to other real estate owned in third quarter 2005.
Potential problem loans are certain loans bearing risk ratings by management but that are not in nonperforming status; however, there are circumstances present to create doubt as to the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that the Corporation expects losses to occur but that management recognizes a higher degree of risk associated with these loans. The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in the determination of the level of the allowance for loan losses. The loans that have been reported as potential problem loans are not concentrated in a particular industry but rather cover a diverse range of businesses. At September 30, 2005, potential problem loans totaled $259 million, compared to $257 million at September 30, 2004, and $234 million at December 31, 2004.
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
The Corporation’s internal liquidity management framework includes measurement of several key elements, such as wholesale funding as a percent of total assets and liquid assets to short-term wholesale funding. Strong capital ratios, credit quality, and core earnings are essential to retaining high credit ratings and, consequently, cost-effective access to the wholesale funding markets. A downgrade or loss in credit ratings could have an impact on the Corporation’s ability to access wholesale funding at favorable interest rates. As a result, capital ratios, asset quality measurements, and profitability ratios are monitored on an ongoing basis as part of the liquidity management process. At September 30, 2005, the Corporation was in compliance with its liquidity objectives.
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
The Parent Company also has multiple funding sources that could be used to increase liquidity and provide additional financial flexibility. These sources include two shelf registrations to issue debt and preferred securities or a combination thereof and, used to a lesser degree, a revolving credit facility and commercial paper issuances. The Parent Company has available a $100 million revolving credit facility with established lines of credit from nonaffiliated banks, of which $100 million was available at September 30, 2005. In addition, under the Parent Company’s $200 million commercial paper program, $62 million of commercial paper was outstanding and $138 million of commercial paper was available at September 30, 2005.
In May 2002, the Parent Company filed a “shelf” registration statement under which the Parent Company may offer up to $300 million of trust preferred securities. In May 2002, $175 million of trust preferred securities were issued, bearing a 7.625% fixed coupon rate. At September 30, 2005, $125 million was available under the trust preferred shelf. In May 2001, the Parent Company filed a “shelf” registration statement whereby the Parent Company may offer up to $500 million of any combination of the following securities, either separately or in units: debt securities, preferred stock, depositary shares, common stock, and warrants. In August 2001, the Parent Company issued $200 million in a subordinated note offering, bearing a 6.75% fixed coupon rate and 10-year maturity. At September 30, 2005, $300 million was available under the shelf registration.
Investment securities are an important tool to the Corporation’s liquidity objective. As of September 30, 2005, all securities are classified as available for sale and are reported at fair value on the consolidated balance sheet. Of the $4.7 billion investment portfolio at September 30, 2005, $2.7 billion were pledged to secure certain deposits or for other purposes as required or permitted by law. The majority of the remaining securities could be pledged or sold to enhance liquidity, if necessary.
The bank subsidiary has a variety of funding sources (in addition to key liquidity sources, such as core deposits, loan and investment portfolio repayments and maturities, and loan and investment portfolio sales) available to increase financial flexibility. A bank note program associated with Associated Bank, National Association, was established during 2000. Under this program, short-term and long-term debt may be issued. As of September 30, 2005, $925 million of long-term bank notes were outstanding and $225 million was available under the bank note program. The Corporation instituted a new bank note program during the third quarter of 2005, of which $2 billion was available at September 30, 2005. The new bank note program will be utilized upon completion of the 2000 bank note program. The bank has also established federal funds lines with major banks and the ability to borrow from the Federal Home Loan Bank ($1.4 billion was outstanding at September 30, 2005). In addition, the bank subsidiary also issues institutional certificates of deposit, from time to time offers brokered certificates of deposit, and to a lesser degree, accepts Eurodollar deposits.
For the nine months ended September 30, 2005, net cash provided by operating and financing activities was $237.8 million and $25.9 million, respectively, while investing activities used net cash of $217.5 million, for a net increase in cash and cash equivalents of $46.2 million since year-end 2004. Generally, net asset growth since year-end 2004 was modest (up 1.1%), while deposits declined during the first nine months of 2005. Long-term funding was predominantly used to replenish the net decrease in deposits and repay short-term borrowings as well as to provide for common stock repurchases and the payment of cash dividends to the Corporation’s stockholders.
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
Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, commitments to originate residential mortgage loans held for sale, commercial letters of credit, standby letters of credit, forward commitments to sell residential mortgage loans, interest rate swaps, and interest rate caps. Please refer to the Corporation’s Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2004, for discussion with respect to the Corporation’s quantitative and qualitative disclosures about its fixed and determinable contractual obligations. Items disclosed in the Annual Report on Form 10-K and Form 10-K/A have not materially changed since that report was filed. A discussion of the Corporation’s derivative instruments at September 30, 2005, is included in Note 10, “Derivative and Hedging Activities,” of the notes to consolidated financial statements and a discussion of the Corporation’s commitments is included in Note 11, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements.
Capital
Stockholders’ equity at September 30, 2005 increased to $2.1 billion, compared to $1.5 billion at September 30, 2004. The increase in equity between the two periods was primarily composed of the issuance of common stock in connection with the First Federal acquisition, the retention of earnings, and the exercise of stock options, with offsetting decreases to equity from the payment of dividends and the repurchase of common stock. At September 30, 2005, stockholders’ equity included $21.8 million of accumulated other comprehensive income compared to $49.3 million at September 30, 2004. Accumulated other comprehensive income declined from lower unrealized gains, net of the tax effect, on securities available for sale ($21.8 million at September 30, 2005 compared to $59.8 million at September 30, 2004). In conjunction with the Corporation’s change in hedge accounting (as described in Note 10, “Derivatives and Hedging Activities,” of the notes to consolidated financial statements), there were no cash flow hedges at September 30, 2005, while the September 30, 2004 balance sheet included unrealized losses on cash flow hedges of $10.5 million, net of the tax effect. Stockholders’ equity to assets was 9.94% and 9.01% at September 30, 2005 and 2004, respectively.
Stockholders’ equity was up moderately ($45 million) from year-end 2004. The change in equity between the two periods was composed in part of the retention of earnings and the exercise of stock options, with offsetting decreases to equity from the payment of dividends and the repurchase of common stock. At September 30, 2005, stockholders’ equity included $21.8 million of accumulated other comprehensive income compared to $ 41.2 million at year-end 2004. The decrease in accumulated other comprehensive income was attributable principally to lower unrealized gains on securities available for sale, net of the tax effect ($21.8 million at September 30, 2005 compared to $50.0 million at December 31, 2004). In conjunction with the Corporation’s change in hedge accounting, there were no cash flow hedges at September 30, 2005, while the December 31, 2004 balance sheet included unrealized losses on cash flow hedges of $8.8 million, net of the tax effect. Stockholders’ equity to assets at September 30, 2005 was 9.94% compared to 9.83% at December 31, 2004.
Cash dividends of $0.79 per share were paid in the first nine months of 2005, compared to $0.73 per share in the first nine months of 2004, an increase of 9%.
The Board of Directors has authorized management to repurchase shares of the Corporation’s common stock each quarter in the market, to be made available for issuance in connection with the Corporation’s employee incentive plans and for other corporate purposes. For the Corporation’s employee incentive plans, the Board of Directors authorized the repurchase of up to 3.0 million shares in 2005 and 2004 (750,000 shares per quarter). Of these authorizations, 521,500 shares were repurchased for $17.0 million during first nine months of 2005 at an average cost of $32.58 per share, while 697,000 shares were repurchased for $20.1 million during first nine months of 2004 at an average cost of $28.91 per share.
Additionally, under two separate actions in 2000 and one action in 2003, the Board of Directors authorized the repurchase and cancellation of the Corporation’s outstanding shares, not to exceed approximately 16.5 million shares on a combined basis. In May 2005, the Corporation repurchased (and cancelled) two million shares of its outstanding common stock from UBS AG London Branch (“UBS”) under an accelerated share repurchase program for $66.3 million or an average cost of $33.17 per share. The accelerated share repurchase program enabled the Corporation to repurchase the shares immediately, while UBS will purchase the shares in the market over a 10-month period. The repurchased shares will be subject to a future purchase price settlement adjustment. No shares were repurchased under these authorizations during the comparable 2004 period. At September 30, 2005, approximately 3.6 million shares remain authorized to repurchase. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities.
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
TABLE 9 (1)
Capital Ratios
(In Thousands, except per share data)

	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
	2005	2005	2005	2004	2004

Total stockholders’ equity	$2,062,565	$2,018,435	$2,025,071	$2,017,419	$1,453,465
Tier 1 capital	1,495,122	1,438,849	1,468,359	1,420,386	1,317,752
Total capital	1,895,420	1,838,181	1,865,137	1,817,016	1,678,543
Market capitalization	3,900,983	4,289,610	4,048,095	4,309,765	3,534,306

Book value per common share	$16.12	$15.80	$15.62	$15.56	$13.19
Cash dividend per common share	0.27	0.27	0.25	0.25	0.25
Stock price at end of period	30.48	33.58	31.23	33.23	32.07
Low closing price for the quarter	30.29	30.11	30.60	32.08	28.81
High closing price for the quarter	34.74	33.89	33.50	34.85	32.19

Total equity / assets	9.94%	9.73%	9.88%	9.83%	9.01%
Tier 1 leverage ratio	7.52	7.25	7.44	7.79	8.52
Tier 1 risk-based capital ratio	9.92	9.60	9.95	9.64	10.98
Total risk-based capital ratio	12.58	12.26	12.63	12.33	13.99

Shares outstanding (period end)	127,985	127,743	129,622	129,695	110,206
Basic shares outstanding (average)	127,875	128,990	129,781	123,509	110,137
Diluted shares outstanding (average)	129,346	130,463	131,358	125,296	111,699

(1)	All share and per share financial information has been restated to reflect the effect of the 3-for-2 stock split.
Comparable Third Quarter Results
Net income for third quarter 2005 was $81.0 million, up $17.6 million or 27.9% from third quarter 2004 net income of $63.4 million. Return on average equity was 15.85% for third quarter 2005 versus 17.76% for third quarter 2004, while return on average assets decreased by 4 bp to 1.56%. See Tables 1 and 10.
Taxable equivalent net interest income for the third quarter of 2005 was $170.4 million, $30.8 million higher than the third quarter of 2004. Changes in the balance sheet volume and mix favorably impacted taxable equivalent net interest income by $38.6 million, while rate variances were unfavorable by $7.8 million. See Tables 2 and 3. First Federal impacted the balance sheet growth, adding $2.7 billion in loans and $2.7 billion in total deposits at consummation in October 2004. Average earning assets were $19.0 billion in the third quarter of 2005, an increase of $4.3 billion from the third quarter of 2004, benefiting from the First Federal acquisition as well as organic growth. On average, loans increased $3.5 billion and investments were up $0.8 billion. Average interest-bearing liabilities increased $3.8 billion, attributable principally to First Federal. Average interest-bearing deposits were up $2.1 billion (largely in non-brokered time deposits and money market accounts) and demand deposits were up $0.4 billion. The remainder of the growth in average earning assets was funded by wholesale funding sources (up $1.7 billion, principally in long-term funding).

The net interest margin of 3.56% was down 20 bp from 3.76% for the third quarter of 2004, the net result of a 33 bp decrease in the interest rate spread and 13 bp higher contribution from net free funds. The Federal Reserve raised short-term interest rates by 25 bp ten times since the start of third quarter 2004, resulting in an average Federal funds rate of 3.42% for the third quarter of 2005, 200 bp higher than the average rate of 1.42% for the third quarter of 2004. The benefits to the margin from the increases in short-term interest rates were substantially offset by the continued flattening of the yield curve and competitive pricing pressures. While the average yield on earning assets increased by 69 bp (to 5.83%), the average cost of interest-bearing liabilities increased by 102 bp (to 2.66%), for a net decrease in interest rate spread of 33 bp (to 3.17%). Loan yields were up 97 bp (to 6.22%), with increases in commercial and retail loans of 130 bp and 90 bp, respectively, and a decrease in residential mortgage loans of 6 bp. Investment yields were down 18 bp (to 4.67%) as higher yielding securities matured and reinvestment occurred in a flattened yield curve environment. On the funding side, the rate on interest-bearing deposits was up 76 bp (to 2.15%) and the cost of wholesale funding was up 140 bp (to 3.47%), with short-term borrowings, which were most directly impacted by the higher interest rates between the comparable quarters, increasing 188 bp and long-term funding rising 72 bp.
The provision for loan losses for the third quarter of 2005 was $3.3 million, while no provision for loan losses was recorded for the third quarter of 2004. Net charge offs were $3.3 million (or 0.09% of average loans, annualized) for the three months ended September 30, 2005 and $3.0 million (or 0.11% of average loans, annualized) for the comparable quarter in 2004. See Tables 6 and 8 and discussion under sections “Provision for Loan Losses,” “Allowance for Loan Losses,” and “Nonperforming Loans and Other Real Estate Owned.”
Noninterest income was $77.0 million for the third quarter of 2005, up $29.8 million from the third quarter of 2004 (see Table 4). Net mortgage banking income was up $11.4 million, with a $6.8 million increase in mortgage banking income and a $4.6 million decrease in mortgage servicing rights expense (third quarter 2005 included a $4.5 million recovery to the valuation reserve compared to a $1.9 million addition to the valuation reserve in third quarter 2004 and $1.8 million higher base amortization expense on the larger mortgage servicing rights asset). Fee income sources such as service charges on deposit accounts (up $9.2 million) and credit card and other nondeposit fees (up $3.3 million) benefited notably from the inclusion of First Federal accounts and growth activity. Other income increased $3.2 million, primarily attributable to higher miscellaneous income due to the inclusion of First Federal (including fees from ATMs, check printing, and safe deposit boxes), as well as a $1.0 million net gain on derivatives (as described in Note 10, “Derivatives and Hedging Activities,” of the notes to consolidated financial statements).
Noninterest expense for the third quarter of 2005 was up $28.3 million from the third quarter of 2004 (see Table 5), reflecting the Corporation’s larger operating base attributable to the First Federal acquisition. Personnel expense increased $12.9 million (with increases of $9.3 million in salary-related expenses and $3.6 million in fringe benefits), particularly attributable to the First Federal acquisition and annual merit increases between the periods. Occupancy expense increased $2.5 million and equipment expense grew $1.2 million, predominantly due to the Corporation’s expanded branch system attributable to the First Federal acquisition. Data processing, business development and advertising, and stationery and supplies were each up between the comparable three-month periods, reflecting the larger operating base. Intangible amortization expense increased $1.0 million, a direct result of amortizing intangible assets added from the 2004 acquisitions. Loan expense increased $2.2 million, fully attributable to processing, security, authorization and conversion costs related to the larger credit and debit card base. Other expense was up $5.6 million across multiple categories and primarily commensurate with the large operating base.

Sequential Quarter Results
Net income for the third quarter of 2005 was $81.0 million, up $7.0 million from second quarter 2005 net income of $74.0 million. Return on average equity was 15.85% and return on average assets was 1.56%, compared to 14.62% and 1.44%, respectively, for the second quarter of 2005. See Tables 1 and 10.
TABLE 10
Selected Quarterly Information
($ in Thousands)

	For the Quarter Ended
	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
	2005	2005	2005	2004	2004

Summary of Operations:
Net interest income	$164,078	$166,674	$165,908	$158,457	$133,216
Provision for loan losses	3,345	3,671	2,327	3,603	—
Noninterest income
Trust service fees	8,667	8,967	8,328	8,107	7,773
Service charges on deposit accounts	22,830	22,215	18,665	16,943	13,672
Mortgage banking, net	12,000	2,376	9,884	6,046	618
Credit card and other nondeposit fees	9,505	8,790	9,111	8,183	6,253
Retail commissions	12,905	15,370	14,705	12,727	11,925
Bank owned life insurance income	2,441	2,311	2,168	2,525	3,580
Asset sale gains (losses), net	942	539	(302)	432	309
Investment securities gains (losses), net	1,446	1,491	—	(719)	(6)
Other	6,229	(355)	8,814	4,793	3,034

Total noninterest income	76,965	61,704	71,373	59,037	47,158
Noninterest expense
Personnel expense	66,403	66,934	72,985	65,193	53,467
Occupancy	9,412	9,374	9,888	8,297	6,939
Equipment	4,199	4,214	4,018	3,855	3,022
Data processing	7,129	6,728	6,293	5,966	5,865
Business development and advertising	4,570	4,153	3,939	4,271	3,990
Stationery and supplies	1,599	1,644	1,844	1,567	1,214
Other intangible amortization	1,903	2,292	1,994	1,699	935
Other	22,133	20,995	20,281	19,119	13,599

Total noninterest expense	117,348	116,334	121,242	109,967	89,031
Income taxes	39,315	34,358	36,242	33,069	27,977

Net income	$81,035	$74,015	$77,470	$70,855	$63,366

Taxable equivalent net interest income	$170,425	$172,848	$172,130	$164,799	$139,611
Net interest margin	3.56%	3.63%	3.68%	3.74%	3.76%

Average Balances:
Assets	$20,607,901	$20,574,770	$20,467,698	$18,956,445	$15,730,451
Earning assets	18,960,035	18,916,921	18,756,555	17,437,618	14,688,914
Interest-bearing liabilities	16,198,492	16,207,719	16,139,002	14,761,878	12,381,407
Loans	14,163,827	14,084,246	13,977,621	12,858,394	10,708,701
Deposits	12,133,719	12,069,719	12,359,040	11,658,646	9,621,557
Stockholders’ equity	2,027,785	2,030,929	2,024,265	1,822,715	1,419,600

Asset Quality Data:
Allowance for loan losses to total loans	1.35%	1.35%	1.36%	1.37%	1.62%
Allowance for loan losses to nonperforming loans	172%	169%	184%	165%	191%
Nonperforming loans to total loans	0.78%	0.80%	0.74%	0.83%	0.84%
Nonperforming assets to total assets	0.58%	0.56%	0.52%	0.58%	0.59%
Net charge offs to average loans (annualized)	0.09%	0.10%	0.06%	0.11%	0.11%
Taxable equivalent net interest income for the third quarter of 2005 was $170.4 million, $2.4 million lower than the second quarter of 2005, impacted unfavorably by changes in the rate environment. The Federal Reserve raised short-term interest rates by 50 bp during both quarters. The benefits to the margin from the interest rate increases were offset by the prolonged flattening of the yield curve and competitive pricing pressures. As a result, the net interest margin between the sequential quarters was down 7 bp, to 3.56% in the third quarter of 2005. The decrease in the margin was a function of a 12 bp lower interest rate spread (to 3.17% in the third quarter) offset in part by 5 bp higher contribution from net free funds (to 0.39% in the third quarter). The Corporation anticipates the margin will stabilize and show improvement in the fourth quarter. Average earning assets were $19.0 billion in the third quarter of 2005, an increase of $43 million from the second quarter of 2005. On average, loans increased $79 million, while investments were down $36 million. Average demand deposits were up $55 million and interest-bearing deposits rose $9 million. Due to the growth in average deposits, wholesale funding was down slightly (by $19 million).
Noninterest income increased $15.3 million to $77.0 million between sequential quarters. Other income increased $6.6 million between sequential quarters, with third quarter 2005 including a $1.0 million net gain on derivatives, while second quarter 2005 included a $6.7 million net loss on derivatives (as described in Note 10, “Derivatives and Hedging Activities,” of the notes to consolidated financial statements). Net mortgage banking income of $12.0 million was $9.6 million higher than second quarter 2005, with an additional $2.6 million in mortgage banking income and $7.0 million from improved value in the mortgage servicing rights asset (i.e., a valuation recovery of $4.5 million for third quarter 2005 versus a valuation reserve addition of $2.5 million for second quarter 2005). Service charges on deposit accounts were $22.8 million, up $0.6 million (11% annualized) over second quarter 2005, primarily from higher nonsufficient funds fees (reflecting seasonally higher volume). Retail commissions were $12.9 million, down from $15.4 million in the second quarter of 2005, reflecting the seasonality of insurance income.
On a sequential quarter basis, noninterest expense increased $1.0 million (1%) to $117.3 million in the third quarter of 2005. Personnel expense was $66.4 million in third quarter 2005, down $0.5 million (1%) from second quarter 2005, notably from lower severance costs following branch staffing reductions and back office efficiencies, with a 2% decline in average full time equivalent employees (from 4,889 in second quarter 2005 to 4,815 in third quarter 2005). All other noninterest expense categories combined were $50.9 million, up $1.5 million or 3% over $49.4 million for the second quarter of 2005. Income tax expense for the third quarter of 2005 was $39.3 million, up $5.0 million from the second quarter of 2005. The effective tax rate was 32.7% and 31.7% for the third and second quarters of 2005, respectively.
Recent Accounting Pronouncements
The recent accounting pronouncements have been described in Note 3, “New Accounting Pronouncements,” of the notes to consolidated financial statements.
Subsequent Events
On October 3, 2005, the Corporation consummated its acquisition of 100% of the outstanding shares of State Financial Services Corporation (“State Financial”), based in Milwaukee, Wisconsin. The acquisition will be accounted for under the purchase method and was, therefore, not included in the consolidated financial statements herewith, but will be included in the Corporation’s financial results effective upon the date of acquisition and thereafter. The Corporation is in the process of recording the transaction and assigning fair values of the assets acquired and liabilities assumed. The excess cost of the acquisition over the fair value of the net assets acquired will be allocated to the identifiable intangible assets with the remainder then allocated to goodwill. The preliminary amount of goodwill is estimated to be approximately $0.2 billion. At the time of this filing it is not practicable to provide additional detailed financial information on the transaction. Any specific transaction results should be considered to be the best estimates available at the time of this filing and subject to change upon the completion of the recording of the transaction. See Note 6, “Business Combinations,” of the notes to consolidated financial statements.
On October 26, 2005, the Board of Directors declared a $0.27 per share dividend payable on November 15, 2005, to shareholders of record as of November 7, 2005. This cash dividend has not been reflected in the accompanying consolidated financial statements.
In November 2005, the Corporation repurchased (and cancelled) 974,000 shares of its outstanding common stock from UBS AG London Branch (“UBS”) under an accelerated share repurchase program for $30 million or an average cost of $30.79 per share. The accelerated share repurchase program enabled the Corporation to repurchase the shares immediately, while UBS will purchase the shares in the market over a 3-month period. The repurchased shares will be subject to a future purchase price settlement adjustment.

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
The material weakness mentioned above resulted from the absence of personnel possessing sufficient technical expertise related to the application of the provisions of SFAS 133. In order to remediate the aforementioned material weakness and ensure the ongoing integrity of its financial reporting processes, the Corporation is providing additional and ongoing formal training for treasury and accounting personnel specific to SFAS 133 documentation and effectiveness testing requirements with the assistance of third party consultants with expertise in hedge accounting requirements. As part of this remediation effort, internal policies and procedures are being updated to ensure proper accounting treatment is applied to derivative instruments. It should be noted that certain derivative instruments that lost hedge accounting treatment were terminated in the third quarter of 2005, and that no new derivative programs were implemented during the third quarter of 2005.
There were no changes in the Corporation’s internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Following are the Corporation’s monthly common stock purchases during the third quarter of 2005. For a detailed discussion of the common stock repurchase authorizations and repurchases during the period, see section “Capital” included under Part I Item 2 of this document.

	Total Number of	Average Price Paid
Period	Shares Purchased	per Share

July 1, 2005 - July 31, 2005	—	$—
August 1, 2005 - August 31, 2005	—	—
September 1, 2005 - September 30, 2005	—	—

Total	—	$—

ITEM 6: Exhibits
(a)	Exhibits:

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

ASSOCIATED BANC-CORP (Registrant)
Date: November 8, 2005	/s/ Paul S. Beideman
Paul S. Beideman
President and Chief Executive Officer

Date: November 8, 2005	/s/ Joseph B. Selner
Joseph B. Selner
Chief Financial Officer