Form 10-K
period 2005-12-31
ASSOCIATED BANC-CORP
filed 2006-03-02
CIK 7789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number: 0-5519
ASSOCIATED BANC-CORP
(Exact name of registrant as specified in its charter)

Wisconsin	39-1098068
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)
1200 Hansen Road Green Bay, Wisconsin (Address of principal executive offices)	54304 (Zip code)
Registrant’s telephone number, including area code: (920) 491-7000
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT
None
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT
Common stock, par value — $0.01 per share
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  X  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes     No  X
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  X                     Accelerated filer                        Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     No  X
As of June 30, 2005, (the last business day of the registrant’s most recently completed second fiscal quarter) the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $4,198,230,000. Excludes approximately $91,386,000 of market value representing the outstanding shares of the registrant owned by all directors and officers who individually, in certain cases, or collectively, may be deemed affiliates. Includes approximately $286,081,000 of market value representing 6.67% of the outstanding shares of the registrant held in a fiduciary capacity by the trust company subsidiary of the registrant.
As of February 24, 2006, 136,035,999 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K Into Which
Document	Portions of Documents are Incorporated
Proxy Statement for Annual Meeting of	Part III
Shareholders on April 26, 2006

ASSOCIATED BANC-CORP
2005 FORM 10-K TABLE OF CONTENTS

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
Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, could affect the future financial results of Associated Banc-Corp and could cause those results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document. These factors, many of which are beyond Associated Banc-Corp’s control, include the following:

•	operating, legal, and regulatory risks;

•	economic, political, and competitive forces affecting Associated Banc-Corp’s banking, securities, asset management, and credit services businesses;

•	integration risks related to integration of State Financial Services Corporation and other acquisitions;

•	impact on net interest income of changes in monetary policy and general economic conditions; and

•	the risk that Associated Banc-Corp’s analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.
These factors should be considered in evaluating the forward-looking statements, and you should not place undue reliance on such statements. Forward-looking statements speak only as of the date they are made. Associated Banc-Corp undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
PART I
ITEM 1.     BUSINESS
General
Associated Banc-Corp (individually referred to herein as the “Parent Company,” and together with all of its subsidiaries and affiliates, collectively referred to herein as the “Corporation”) is a bank holding company registered pursuant to the Bank Holding Company Act of 1956, as amended (the “BHC Act”). It was incorporated in Wisconsin in 1964 and was inactive until 1969 when permission was received from the Board of Governors of the Federal Reserve System (the “FRB” or “Federal Reserve”) to acquire three banks. At December 31, 2005, the Parent Company owned one commercial bank located in Wisconsin, serving its respective local communities and, measured by total assets held at December 31, 2005, was the second largest commercial bank holding company headquartered in Wisconsin. The Parent Company also owned 29 limited purpose banking and nonbanking subsidiaries located in Arizona, California, Illinois, Minnesota, Nevada, Vermont, and Wisconsin, that are closely related or incidental to the business of banking.
The parent company provides its subsidiaries with leadership, as well as financial and managerial assistance in areas such as corporate development, auditing, marketing, legal/compliance, human resources management, risk management, facilities management, security, purchasing, credit administration, asset and liability management and other treasury-related activities, budgeting, accounting and other finance support.
Responsibility for the management of the subsidiaries remains with their respective boards of directors and officers. Services rendered to the subsidiaries by the Parent Company are intended to assist the local management of these subsidiaries to expand the scope of services offered by them. At December 31, 2005, the bank subsidiary of the Parent Company provided services through 324 locations in 190 communities.

Services
Through its banking subsidiary and various nonbanking subsidiaries, the Corporation provides a diversified range of banking and nonbanking products and services to individuals and businesses in the communities it serves. The Corporation organizes its business into two reportable segments: Banking and Wealth Management. The Corporation’s banking and wealth management activities are conducted predominantly in Wisconsin, Minnesota, and Illinois, and are primarily delivered through branch facilities in this tri-state area, as well as supplemented through loan production offices, supermarket branches, a customer service call center and 24-hour phone-banking services, an interstate Automated Teller Machine (ATM) network, and internet banking services. See also Note 19, “Segment Reporting,” of the notes to consolidated financial statements within Part II, Item 8. As disclosed in Note 19, the banking segment represented 90% of total revenues in 2005, as defined in the note. The Corporation’s profitability is predominantly dependent on the net interest income, noninterest income, the level of the provision for loan losses, noninterest expense, and related income taxes of its banking segment.
Banking consists of lending and deposit gathering (as well as other banking-related products and services) to businesses, governments, and consumers, and the support to deliver, fund, and manage such banking services. The Corporation offers a variety of loan and deposit products to retail customers, including but not limited to: home equity loans and lines of credit, residential mortgage loans and mortgage refinancing, education loans, personal and installment loans, checking, savings, money market deposit accounts, IRA accounts, certificates of deposit, and safe deposit boxes. As part of its management of originating and servicing residential mortgage loans, nearly all of the Corporation’s long-term, fixed-rate residential real estate mortgage loans are sold in the secondary market with servicing rights retained. Loans, deposits, and related banking services to businesses (including small and larger businesses, governments/ municipalities, metro or niche markets, and companies with specialized lending needs such as floor plan lending or asset-based lending) primarily include, but are not limited to: business checking and other business deposit products, business loans, lines of credit, commercial real estate financing, construction loans, letters of credit, revolving credit arrangements, and to a lesser degree business credit cards and equipment and machinery leases. To further support business customers and correspondent financial institutions, the Corporation provides safe deposit and night depository services, cash management, international banking, as well as check clearing, safekeeping, and other banking-based services.
Lending involves credit risk. Credit risk is controlled and monitored through active asset quality management including the use of lending standards, thorough review of potential borrowers, and active asset quality administration. Credit risk management is discussed under Part II sections “Critical Accounting Policies,” “Loans,” “Allowance for Loan Losses,” and “Nonperforming Loans, Potential Problem Loans, and Other Real Estate Owned,” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and under Note 1, “Summary of Significant Accounting Policies,” and Note 4, “Loans,” of the notes to consolidated financial statements. Also see Item 1A, “Risk Factors.”
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
Employees
At December 31, 2005, the Corporation had 5,146 full-time equivalent employees. None of our employees are represented by unions. We consider our relationship with our employees to be good.

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
As a registered bank holding company under the BHC Act, the Parent Company and its nonbanking subsidiaries are regulated and supervised by the FRB. The Corporation’s nationally chartered bank subsidiary is supervised and examined by the Office of the Comptroller of the Currency (the “OCC”). All subsidiaries of the Parent Company that accept insured deposits are subject to examination by the Federal Deposit Insurance Corporation (the “FDIC”).
The Corporation and its subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies noted above. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting policies. The Corporation’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The Corporation and its subsidiary bank have consistently maintained regulatory capital ratios at or above the well capitalized standards. For further detail on capital and capital ratios see sections, “Liquidity” and “Capital,” and Note 17, “Regulatory Matters,” of the notes to consolidated financial statements.
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
The Corporation’s bank subsidiary is subject to periodic Community Reinvestment Act (“CRA”) review by its primary federal regulators. Associated Bank, National Association, underwent a CRA examination by the Comptroller of the Currency on November 10, 2003, for which it received a Satisfactory rating.
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
In view of changing conditions in the national economy and in money markets, as well as the effect of credit policies by monetary and fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, and loan demand, or their effect on the business and earnings of the Corporation.
Available Information
The Corporation files annual, quarterly, and current reports, proxy statements, and other information with the SEC. These filings are available to the public over the Internet at the SEC’s web site at www.sec.gov. Shareholders may also read and copy any document that the Corporation files at the SEC’s public reference rooms located at 450 Fifth Street, NW, Washington, DC 20549. Shareholders may call the SEC at 1-800-SEC-0330 for further information on the public reference room.
The Corporation’s principal Internet address is www.associatedbank.com. The Corporation makes available free of charge on or through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Corporation electronically files such material with, or furnishes it to, the SEC. In addition, shareholders may request a copy of any of the Corporation’s filings (excluding exhibits) at no cost by writing, telephoning, faxing, or e-mailing the Corporation at the following address, telephone number, fax number or e-mail address: Associated Banc-Corp, Attn: Shareholder Relations, 1200 Hansen Road, Green Bay, WI 54304; phone 920-431-8032; fax 920-431-8037; or e-mail to shareholders@associatedbank.com. The Corporation’s Code of Ethics for Directors and Executive Officers, corporate governance guidelines and Board of Directors committee charters are all available on the Corporation’s website.
Information contained on any of the Corporation’s websites is not deemed to be a part of this Annual Report.
ITEM 1A.     RISK FACTORS
An investment in the Corporation’s common stock is subject to risks inherent to the Corporation’s business. The material risks and uncertainties that management believes affect the Corporation are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below, together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones facing the Corporation. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Corporation’s business operations. This report is qualified in its entirety by these risk factors. See also, “Special Note Regarding Forward-Looking Statements.”
If any of the following risks actually occur, the Corporation’s financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of the Corporation’s common stock could decline significantly, and you could lose all or part of your investment.
References to “we,” “us,” and “our” in this section refer to the Corporation and its subsidiaries, unless otherwise specified or unless the context otherwise requires.
Risks Related To The Corporation’s Business
We Are Subject To Interest Rate Risk
The Corporation’s earnings and cash flows are largely dependent upon its net interest income. Interest rates are highly sensitive to many factors that are beyond the Corporation’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Corporation receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Corporation’s ability to originate loans and obtain deposits, (ii) the fair value of the Corporation’s financial assets and liabilities, and (iii) the average duration of the Corporation’s mortgage-backed securities portfolio and other interest-earning assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Corporation’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.
Although management believes it has implemented effective asset and liability management strategies, including the limited use of derivatives as hedging instruments, to reduce the potential effects of changes in interest rates on the Corporation’s results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Corporation’s financial condition and results of operations. Also, the Corporation’s interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on the Corporation’s balance sheet. See Part II sections “Net Interest Income” and “Interest Rate Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further discussion related to the Corporation’s management of interest rate risk.
We Are Subject To Lending Risk
As of December 31, 2005, approximately 61% of the Corporation’s loan portfolio consisted of commercial, financial, and agricultural, real estate construction, and commercial real estate loans (collectively, “commercial loans”). Commercial loans are generally viewed as having more inherent risk of default than residential mortgage loans or retail loans. Also, the commercial loan balance per borrower is typically larger than that for residential mortgage loans and retail loans, inferring higher potential losses on an individual loan basis. Because the Corporation’s loan portfolio contains a growing number of commercial loans with balances over a $25 million internal threshold, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses, and an increase in loan charge offs, all of which could have a material adverse effect on the Corporation’s financial condition and results of operations. See Part II section “Loans” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further discussion of credit risks related to different loan types.
Our Allowance For Loan Losses May Be Insufficient
The Corporation maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political, and regulatory conditions; and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Corporation to make significant estimates of current credit risks using existing qualitative and quantitative information, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of the Corporation’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Corporation’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of additional loan charge offs, based on judgments different than those of management. An increase in the allowance for loan losses results in a decrease in net income, and possibly capital, and may have a material adverse effect on the Corporation’s financial condition and results of operations. See Part II section “Allowance for Loan Losses” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion related to the Corporation’s process for determining the appropriate level of the allowance for loan losses.

Our Profitability Depends Significantly On Economic Conditions In The States Within Which We Do Business
The Corporation’s success depends on the general economic conditions of the specific local markets in which the Corporation operates. Local economic conditions have a significant impact on the demand for the Corporation’s products and services as well as the ability of the Corporation’s customers to repay loans, the value of the collateral securing loans, and the stability of the Corporation’s deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities, or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact local economic conditions and, in turn, have a material adverse effect on the Corporation’s financial condition and results of operations.
We Are Subject To Extensive Government Regulation and Supervision
The Corporation, primarily through Associated Bank, National Association, and certain nonbank subsidiaries, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds, and the banking system as a whole, not shareholders. These regulations affect the Corporation’s lending practices, capital structure, investment practices, dividend policy, and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations, and policies for possible changes. Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect the Corporation in substantial and unpredictable ways. Such changes could subject the Corporation to additional costs, limit the types of financial services and products the Corporation may offer, and/or increase the ability of nonbanks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputation damage, which could have a material adverse effect on the Corporation’s business, financial condition, and results of operations. While the Corporation has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See the section “Supervision and Regulation” and Note 17, “Regulatory Matters,” of the notes to consolidated financial statements within Part II, Item 8.
Our Internal Controls May Be Ineffective
Management regularly reviews and updates the Corporation’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Corporation’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Corporation’s business, results of operations, and financial condition.
New Lines of Business or New Products and Services May Subject Us to Additional Risks
From time to time, we may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, the Corporation may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of the Corporation’s system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on the Corporation’s business, results of operations and financial condition.

We Rely On Dividends From Our Subsidiaries For Most Of Our Revenue
The Parent Company is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the Corporation’s common stock and interest and principal on the Corporation’s debt. Various federal and/or state laws and regulations limit the amount of dividends that Associated Bank, National Association, and certain nonbank subsidiaries may pay to the Corporation. Also, the Corporation’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event Associated Bank, National Association, is unable to pay dividends to the Corporation, the Corporation may not be able to service debt, pay obligations, or pay dividends on the Corporation’s common stock. The inability to receive dividends from Associated Bank, National Association, could have a material adverse effect on the Corporation’s business, financial condition, and results of operations. See the section “Supervision and Regulation” and Note 17, “Regulatory Matters,” of the notes to consolidated financial statements within Part II, Item 8.
Acquisitions May Disrupt Our Business and Dilute Stockholder Value
The Corporation regularly evaluates merger and acquisition opportunities and conducts due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, negotiations may take place and future mergers or acquisitions involving cash, debt, or equity securities may occur at any time. The Corporation seeks merger or acquisition partners that are culturally similar, have experienced management, and possess either significant market presence or have potential for improved profitability through financial management, economies of scale, or expanded services.
Acquiring other banks, businesses, or branches involves potential adverse impact to the Corporation’s financial results and various other risks commonly associated with acquisitions, including, among other things:

•	Difficulty in estimating the value of the target company.

•	Payment of a premium over book and market values that may dilute the Corporation’s tangible book value and earnings per share in the short and long term.

•	Potential exposure to unknown or contingent liabilities of the target company.

•	Exposure to potential asset quality issues of the target company.

•	There may be volatility in reported income as goodwill impairment losses could occur irregularly and in varying amounts

•	Difficulty and expense of integrating the operations and personnel of the target company.

•	Inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits

•	Potential disruption to the Corporation’s business.

•	Potential diversion of the Corporation’s management’s time and attention.

•	The possible loss of key employees and customers of the target company.

•	Potential changes in banking or tax laws or regulations that may affect the target company.
Details of the Corporation’s recent acquisition activity is presented in Note 2, “Business Combinations,” of the notes to consolidated financial statements within Part II, Item 8.
We May Not Be Able To Attract and Retain Skilled People
The Corporation’s success depends, in large part, on its ability to attract and retain skilled people. Competition for the best people in most activities engaged in by the Corporation can be intense and the Corporation may not be able to hire sufficiently skilled people or to retain them. The unexpected loss of services of one or more of the Corporation’s key personnel could have a material adverse impact on the Corporation’s business because of their skills, knowledge of the Corporation’s market, years of industry experience, and the difficulty of promptly finding qualified replacement personnel. The Corporation does not currently have employment agreements with any of its senior officers.
Our Information Systems May Experience An Interruption Or Breach In Security
The Corporation relies heavily on communications and information systems to conduct its business. Any failure, interruption, or breach in security of these systems could result in failures or disruptions in the Corporation’s customer relationship management, general ledger, deposit, loan, and other systems. While the Corporation has policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of its information systems, we cannot assure you that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions, or security breaches of the Corporation’s information systems could damage the Corporation’s reputation, result in a loss of customer business, subject the Corporation to additional regulatory scrutiny, or expose the Corporation to civil litigation and possible financial liability, any of which could have a material adverse effect on the Corporation’s financial condition and results of operations.
We Continually Encounter Technological Change
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Corporation’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Corporation’s operations. Many of the Corporation’s competitors have substantially greater resources to invest in technological improvements. The Corporation may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Corporation’s business and, in turn, the Corporation’s financial condition and results of operations.
We Are Subject To Claims and Litigation Pertaining To Fiduciary Responsibility
From time to time, customers make claims and take legal action pertaining to the Corporation’s performance of its fiduciary responsibilities. Whether customer claims and legal action related to the Corporation’s performance of its fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to the Corporation, they may result in significant financial liability and/or adversely affect the market perception of the Corporation and its products and services, as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on the Corporation’s business, which, in turn, could have a material adverse effect on the Corporation’s financial condition and results of operations.
Severe Weather, Natural Disasters, Acts Of War Or Terrorism, and Other External Events Could Significantly Impact Our Business
Severe weather, natural disasters, acts of war or terrorism, and other adverse external events could have a significant impact on the Corporation’s ability to conduct business. Such events could affect the stability of the Corporation’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Corporation to incur additional expenses. For example, during 2005, numerous hurricanes made landfall and subsequently caused extensive flooding and destruction in various parts of the country. While the impact of these hurricanes did not significantly affect the Corporation, other severe weather or natural disasters, acts of war or terrorism, or other adverse external events may occur in the future. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on the Corporation’s business, which, in turn, could have a material adverse effect on the Corporation’s financial condition and results of operations.
We Are Subject To Environmental Liability Risk Associated With Lending Activities
A significant portion of the Corporation’s loan portfolio is secured by real property. During the ordinary course of business, the Corporation may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Corporation may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Corporation to incur substantial expenses and may materially reduce the affected property’s value or limit the Corporation’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Corporation’s exposure to environmental liability. Although the Corporation has policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Corporation’s financial condition and results of operations.
Risks Associated With The Corporation’s Common Stock
Our Stock Price Can Be Volatile
Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. The Corporation’s stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	Actual or anticipated variations in quarterly results of operations.

•	Recommendations by securities analysts.

•	Operating and stock price performance of other companies that investors deem comparable to the Corporation.

•	News reports relating to trends, concerns, and other issues in the financial services industry.

•	Perceptions in the marketplace regarding the Corporation and/or its competitors.

•	New technology used or services offered by competitors.

•	Significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving the Corporation or its competitors.

•	Failure to integrate acquisitions or realize anticipated benefits from acquisitions.

•	Changes in government regulations.

•	Geopolitical conditions such as acts or threats of terrorism or military conflicts.
General market fluctuations, industry factors, and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes, or credit loss trends, could also cause the Corporation’s stock price to decrease regardless of operating results.
An Investment In Our Common Stock Is Not An Insured Deposit
The Corporation’s common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund, or by any other public or private entity. Investment in the Corporation’s common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire the Corporation’s common stock, you may lose some or all of your investment.

Our Articles Of Incorporation, Bylaws, and Certain Banking Laws May Have An Anti-Takeover Effect
Provisions of the Corporation’s articles of incorporation, bylaws, and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire the Corporation, even if doing so would be perceived to be beneficial to the Corporation’s shareholders. The combination of these provisions may prohibit a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of the Corporation’s common stock.
Risks Associated With The Corporation’s Industry
We Operate In A Highly Competitive Industry and Market Area
The Corporation faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and internet banks within the various markets the Corporation operates. The Corporation also faces competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory, and technological changes and continued consolidation. Banks, securities firms, and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Also, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of the Corporation’s competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Corporation can.
The Corporation’s ability to compete successfully depends on a number of factors, including, among other things:

•	The ability to develop, maintain, and build upon long-term customer relationships based on top quality service, high ethical standards, and safe, sound assets.

•	The ability to expand the Corporation’s market position.

•	The scope, relevance, and pricing of products and services offered to meet customer needs and demands.

•	The rate at which the Corporation introduces new products and services relative to its competitors.

•	Customer satisfaction with the Corporation’s level of service.

•	Industry and general economic trends.
Failure to perform in any of these areas could significantly weaken the Corporation’s competitive position, which could adversely affect the Corporation’s growth and profitability, which, in turn, could have a material adverse effect on the Corporation’s financial condition and results of operations.
The Earnings Of Financial Services Companies Are Significantly Affected By General Business And Economic Conditions
The Corporation’s operations and profitability are impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, and the strength of the U.S. economy and the local economies in which the Corporation operates, all of which are beyond the Corporation’s control. A deterioration in economic conditions could result in an increase in loan delinquencies and nonperforming assets, decreases in loan collateral values, and a decrease in demand for the Corporation’s products and services, among other things, any of which could have a material adverse impact on the Corporation’s financial condition and results of operations.
Financial Services Companies Depend On The Accuracy And Completeness Of Information About Customers And Counterparties
In deciding whether to extend credit or enter into other transactions, the Corporation may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports, and other financial information. The Corporation may also rely on representations of those customers, counterparties, or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports, or other financial information could cause us to enter into unfavorable transactions, which would have a material adverse effect on the Corporation’s financial condition and results of operations.
Consumers May Decide Not To Use Banks To Complete Their Financial Transactions
Technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on the Corporation’s financial condition and results of operations.
ITEM 1B.     UNRESOLVED STAFF COMMENTS
None.
ITEM 2.     PROPERTIES
The Corporation’s headquarters are located in the Village of Ashwaubenon, Wisconsin, in a leased facility with approximately 30,000 square feet of office space. The Corporation entered into a five-year lease with one consecutive five-year extension and is currently 2 years into the five-year extension.
At December 31, 2005, the bank subsidiary occupied 324 offices in 190 different communities within Illinois, Minnesota, and Wisconsin. The main office of Associated Bank, National Association, is owned. Most bank subsidiary branch offices are freestanding buildings that provide adequate customer parking, including drive-through facilities of various numbers and types for customer convenience. Some bank branch offices are in supermarket locations or in retirement communities. In addition, the Corporation owns other real property that, when considered in aggregate, is not material to its financial position.
ITEM 3.     LEGAL PROCEEDINGS
In the ordinary course of business, the Corporation may be named as defendant in or be a party to various pending and threatened legal proceedings. Since it is not possible to formulate a meaningful opinion as to the range of possible outcomes and plaintiffs’ ultimate damage claims, management cannot estimate the specific possible loss or range of loss that may result from these proceedings. Management believes, based upon current knowledge, that liabilities arising out of any such current proceedings will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Corporation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR THE CORPORATION’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Information in response to this item is incorporated by reference to the table “Market Information” on Page 102 and the discussion of dividend restrictions in Note 10, “Stockholders’ Equity,” of the notes to consolidated financial statements included under Item 8 of this document. The Corporation’s common stock is traded on The Nasdaq Stock Market under the symbol ASBC.
The approximate number of equity security holders of record of common stock, $.01 par value, as of February 17, 2006, was 11,565. Certain of the Corporation’s shares are held in “nominee” or “street” name and the number of beneficial owners of such shares is approximately 31,900.
Payment of future dividends is within the discretion of the Board of Directors and will depend, among other factors, on earnings, capital requirements, and the operating and financial condition of the Corporation. At the present time, the Corporation expects that dividends will continue to be paid in the future.
Following are the Corporation’s monthly common stock purchases during the fourth quarter of 2005. For a detailed discussion of the common stock repurchase authorizations and repurchases during the period, see section “Capital” included under Item 7 of this document and Note 10, “Stockholders’ Equity,” of the notes to consolidated financial statements included under Item 8 of this document.

	Total Number of	Average Price Paid
Period	Shares Purchased	per Share

October 1, 2005 – October 31, 2005	—	$—
November 1, 2005 – November 30, 2005	974,000	30.82
December 1, 2005 – December 31, 2005	—	—

Total	974,000	$30.82

ITEM 6.     SELECTED FINANCIAL DATA
TABLE 1: EARNINGS SUMMARY AND SELECTED FINANCIAL DATA
(In thousands, except per share data)

		%					5-Year
		Change					Compound
		2004 to					Growth
Years ended December 31,	2005	2005	2004	2003	2002	2001	Rate(4)

Interest income	$1,094,025	42.6%	$767,122	$727,364	$792,106	$880,622	3.3%
Interest expense	421,770	96.6	214,495	216,602	290,840	458,637	(5.1)

Net interest income	672,255	21.6	552,627	510,762	501,266	421,985	11.9
Provision for loan losses	13,019	(11.2)	14,668	46,813	50,699	28,210	(8.4)

Net interest income after provision for loan losses	659,236	22.5	537,959	463,949	450,567	393,775	12.7
Noninterest income	291,086	38.4	210,247	216,882	185,347	172,355	10.8
Noninterest expense	480,463	27.2	377,869	359,115	339,588	315,121	9.3

Income before income taxes	469,859	26.9	370,337	321,716	296,326	251,009	15.4
Income tax expense	149,698	33.6	112,051	93,059	85,607	71,487	19.3

NET INCOME	$320,161	24.0%	$258,286	$228,657	$210,719	$179,522	13.8

Basic earnings per share(1)	$2.45	7.5%	$2.28	$2.07	$1.88	$1.65	10.5%
Diluted earnings per share(1)	2.43	8.0	2.25	2.05	1.86	1.64	10.3
Cash dividends per share(1)	1.06	8.5	0.98	0.89	0.81	0.74	9.6
Weighted average shares outstanding(1):
Basic	130,554	15.0	113,532	110,617	112,027	108,881	3.0
Diluted	131,931	14.7	115,025	111,761	113,240	109,751	3.2
SELECTED FINANCIAL DATA
Year-End Balances:
Loans	$15,206,464	9.5%	$13,881,887	$10,291,810	$10,303,225	$9,019,864	11.3%
Allowance for loan losses	203,404	7.2	189,762	177,622	162,541	128,204	11.1
Investment securities	4,711,605	(2.2)	4,815,344	3,773,784	3,362,669	3,197,021	7.6
Total assets	22,100,082	7.7	20,520,136	15,247,894	15,043,275	13,604,374	11.0
Deposits	13,573,089	6.2	12,786,239	9,792,843	9,124,852	8,612,611	7.9
Long-term funding	3,348,476	28.6	2,604,540	2,034,160	2,096,956	1,103,395	93.8
Stockholders’ equity	2,324,978	15.2	2,017,419	1,348,427	1,272,183	1,070,416	19.1
Book value per share(1)	17.15	10.2	15.56	12.26	11.42	9.93	14.1

Average Balances:
Loans	$14,347,707	28.4%	$11,174,856	$10,622,499	$10,002,478	$9,092,699	10.6%
Investment securities	4,794,708	20.4	3,983,452	3,302,460	3,262,843	3,143,787	7.6
Total assets	20,921,575	27.8	16,365,762	14,969,860	14,297,418	13,103,754	10.3
Deposits	12,462,981	22.9	10,144,528	9,299,506	8,912,534	8,581,233	6.5
Stockholders’ equity	2,101,389	40.1	1,499,606	1,300,990	1,231,977	1,037,158	18.0

Financial Ratios:(2)
Return on average equity	15.24%	(198)	17.22%	17.58%	17.10%	17.31%
Return on average assets	1.53	(5)	1.58	1.53	1.47	1.37
Net interest margin	3.64	(16)	3.80	3.84	3.95	3.62
Average equity to average assets	10.04	88	9.16	8.69	8.62	7.91
Dividend payout ratio(3)	43.27	43	42.84	42.83	42.97	44.81

(1)	Share and per share data adjusted retroactively for stock splits and stock dividends.

(2)	Change in basis points.

(3)	Ratio is based upon basic earnings per share.

(4)	Base year used in 5-year compound growth rate is 2000 consolidated financial data.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is management’s analysis to assist in the understanding and evaluation of the consolidated financial condition and results of operations of the Corporation. It should be read in conjunction with the consolidated financial statements and footnotes and the selected financial data presented elsewhere in this report.
The financial discussion that follows may refer to the effect of the Corporation’s business combination activity, detailed under section, “Business Combinations,” and Note 2, “Business Combinations,” of the notes to consolidated financial statements. The detailed financial discussion focuses on 2005 results compared to 2004. Discussion of 2004 results compared to 2003 is predominantly in section “2004 Compared to 2003.”
On April 28, 2004, the Board of Directors declared a 3-for-2 stock split, effected in the form of a stock dividend, payable May 12, 2004, to shareholders of record at the close of business on May 7, 2004. All share and per share data in the accompanying consolidated financial statements have been adjusted to reflect the effect of this stock split.
Management continually evaluates strategic acquisition opportunities and other various strategic alternatives that could involve the sale or acquisition of branches or other assets, or the consolidation or creation of subsidiaries. During 2005, as part of its ongoing effort to reduce complexity and improve efficiency, the Corporation merged First Federal Capital Bank, Associated Bank Minnesota, National Association, Associated Bank Chicago, and State Financial Bank, National Association, into Associated Bank, National Association, its national banking charter headquartered in Green Bay, Wisconsin.
Overview
The Corporation is a bank holding company headquartered in Wisconsin, providing a diversified range of banking and nonbanking services to individuals and businesses primarily in its three-state footprint (Wisconsin, Illinois and Minnesota).
The Corporation’s recent acquisition activity impacts financial results between the annual periods, as 2005 includes full year operating results of the First Federal Capital Corp (“First Federal”) and Jabas Group, Inc. (“Jabas”) acquisitions and three months of the State Financial Services Corporation (“State Financial”) acquisition, while 2004 includes two months of First Federal, nine months of Jabas and no State Financial activity. See also section “Business Combinations” and Note 2, “Business Combinations,” of the notes to consolidated financial statements.
The Corporation’s primary sources of revenue are net interest income (predominantly from loans and deposits, and also from investment securities and other funding sources), and noninterest income, particularly fees and other revenue from financial services provided to customers or ancillary services tied to loans and deposits. Business volumes and pricing drive revenue potential, and tend to be influenced by overall economic factors, including market interest rates, business spending, consumer confidence, economic growth, and competitive conditions within the marketplace as well.
In 2005 and also looking toward 2006, the Corporation has been evaluating its balance sheet, positioning itself to improve its quality of earnings (i.e., increasing earnings potential from core banking and the wealth business), continuing to maintain its attention on asset quality, and controlling expenses even with integration and conversion of the First Federal and State Financial acquisitions.
Net interest income in 2005 (which included three months contribution from State Financial and a full year from First Federal) increased 22% over 2004 (which included two months contribution from First Federal), primarily due to a 26% increase in average earning assets (or 6% increase without the acquisitions). The net interest margin declined to 3.64% from 3.80% in 2004. The Corporation has been asset-sensitive during 2005 and 2004, positioned to benefit from rising rates. However, while short-term rates rose since mid-year 2004 and throughout 2005 as expected, longer-term rates did not move commensurately, flattening the yield curve over the two-year period. This rate environment and competitive pricing pressures substantially offset the benefits to the margin from the interest rate increases that occurred.
In October 2005, the Corporation began an initiative to reduce wholesale borrowings by $1.0 to $1.5 billion, through year-end 2006, to improve net interest margin and the quality of earnings. This initiative includes buying back the Corporation’s common stock when opportunistic. By executing this effort over time, the pace of the program can be accelerated or slowed as warranted by changing market conditions. The Corporation made progress on this initiative in the fourth quarter of 2005. Excluding the State Financial acquisition, the Corporation reduced investments by approximately $430 million, and deposits grew more than loans by approximately $230 million, during fourth quarter 2005. These cash flows were used to reduce wholesale funding by $620 million, excluding State Financial, and to repurchase approximately 1 million shares of the Corporation’s common stock.
For 2006, the Corporation continues to be positioned to benefit from rising rates, assuming anticipated rate increases by the Federal Reserve, a steepening of the yield curve, and no other significant changes in the balance sheet. Also, related to our wholesale borrowings reduction initiative, as investments decline and loans grow, there should be net interest income and margin expansion, since loans typically earn a higher spread than investments. However, these potential benefits are at risk to other factors, such as competitive pricing pressures that are expected to continue in 2006, future changes in our balance sheet mix from management action and/or from customer behavior relative to loan or deposit products, and challenges to deposit growth (as noted below).
Total deposits grew $0.8 billion or 6% between year-end 2005 and 2004. However, excluding State Financial, total deposits were down $0.3 billion or 2%. Deposit growth will be a key factor behind improving the quality of earnings and reducing wholesale funding in 2006. Yet competition for deposits has been high for many years. Challenges to deposit growth include a cyclical decline in deposits during first quarter, competitive pricing pressures, pricing deposits up in the anticipated rising rate environment, customer behavior shifting deposits to higher-costing deposit products, and potential disintermediation to improving stock markets. Additionally, deposit retention related to acquisitions is most at risk typically in the first year following acquisition. We anticipate our alignment of deposit products across our expanded distribution coupled with our training and incentive programs should aid our deposit growth initiatives in 2006.
Total loans grew $1.3 billion or 10% between year-end 2005 and 2004. Excluding State Financial, total loans were up $0.3 billion or 2%, led by $0.5 billion (17%) growth in commercial and industrial loans, but offset by a $0.2 billion (4%) decline in total commercial real estate (including real estate construction), in part due to the impact on competitive pricing from the flat yield curve and the Corporation purposefully adhering to its risk/reward discipline. Increases in business spending and consumer confidence in 2006, strategic growth objectives, and an anticipated steepening of the yield curve are expected to create an environment for increased earnings from loans.
Asset quality during 2004 was aided by general economic improvements and the resolution of many problem credits, and 2005 benefited from a continued strong credit management focus. The provision for loan losses for 2005 was $13.0 million, similar to net charge offs of $12.7 million. Net charge offs to average loans remained low at 0.09% for 2005 compared to 0.15% for 2004. Nonperforming loans fell to $98.6 million at year-end 2005, versus $115.0 million at year-end 2004, even while total loans increased $1.3 billion between the comparable periods. At December 31, 2005, the allowance for loan losses to loans ratio of 1.34% was deemed adequate by management, covering 206% of nonperforming loans, compared to 1.37% at December 31, 2004, covering 165% of nonperforming loans. Certain economic indicators suggest that business spending has begun to increase and that business and consumer financial positions are improving in line with recent economic improvements. However, it is unknown how rising interest rates, which occurred in 2005 and which are expected to continue in 2006, will ultimately impact profitability of businesses or the ability to service potentially rising debt costs of businesses and consumers for 2006. Management expects that the 2006 provision for loan losses will be higher than in 2005, but anticipates it will be commensurate with loan growth, credit quality indicators, net charge off levels, and unique circumstances of individual credits.

Noninterest income increased by $80.8 million or 38% in 2005 compared to 2004, aided in part by the timing of the acquisitions. Noninterest income sources continue to be diversified, cross selling of services remains a focus, and pricing is routinely evaluated. This momentum, along with a full year contribution from State Financial, is expected to improve total noninterest revenues in 2006. To better manage earnings volatility risks in its growing mortgage portfolio serviced for others in light of anticipated lower secondary mortgage production potential, the Corporation sold $1.5 billion (or 16%) of its mortgage portfolio serviced for others during fourth quarter 2005.
Noninterest expense rose $102.6 million or 27% over 2004, reflecting the larger operating base attributable to the 2005 and 2004 acquisitions. Personnel expenses accounted for almost half of the increase (up $50.4 million or 22%), as the Corporation paid on average 19% more full time equivalent employees during 2005 than during 2004, paid merit increases and incurred higher health benefit costs between the years. However, the number of full time equivalent employees was minimally changed between year-ends (5,146 at year-end 2005 versus 5,158 at year-end 2004), primarily attributable to eliminated positions from the acquisitions throughout the year. The efficiency ratio (defined as noninterest expense divided by the sum of taxable equivalent net interest income plus noninterest income, excluding net asset and securities gains) was 48.99% for 2005 and 48.04% for 2004. Noninterest expense will increase in 2006 as there will be a full year of State Financial included, the Corporation does not anticipate any further cost savings of significance in 2006 from the State Financial conversion completed during fourth quarter 2005, and as employment costs rise including higher incentives, health benefits, and stock option expense. The Corporation remains committed to monitoring costs and maintaining an efficiency ratio at or below 50%.
Critical Accounting Policies
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expense for the period. Actual results could differ significantly from those estimates. Estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses, mortgage servicing rights valuation, derivative financial instruments and hedging activities, and income taxes.
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
Mortgage Servicing Rights Valuation: The fair value of the Corporation’s mortgage servicing rights asset is important to the presentation of the consolidated financial statements since the mortgage servicing rights are carried on the consolidated balance sheet at the lower of amortized cost or estimated fair value. Mortgage servicing rights do not trade in an active open market with readily observable prices. As such, like other participants in the mortgage banking business, the Corporation relies on an internal discounted cash flow model to estimate the fair value of its mortgage servicing rights. The use of an internal discounted cash flow model involves judgment, particularly of estimated prepayment speeds of underlying mortgages serviced and the overall level of interest rates. Loan type and note rate are the predominant risk characteristics of the underlying loans used to stratify capitalized mortgage servicing rights for purposes of measuring impairment. The Corporation periodically reviews the assumptions underlying the valuation of mortgage servicing rights. In addition, the Corporation consults periodically with third parties as to the assumptions used and to determine that the resultant valuation is within the context of the market. While the Corporation believes that the values produced by its internal model are indicative of the fair value of its mortgage servicing rights portfolio, these values can change significantly depending upon key factors, such as the then current interest rate environment, estimated prepayment speeds of the underlying mortgages serviced, and other economic conditions. To better understand the sensitivity of the impact on prepayment speeds to changes in interest rates, if mortgage interest rates moved up 50 basis points (“bp”) at December 31, 2005 (holding all other factors unchanged), it is anticipated that prepayment speeds would have slowed and the modeled estimated value of mortgage servicing rights could have been $1 million higher than that determined at December 31, 2005 (leading to more valuation allowance reversal and an increase in mortgage banking income). Conversely, if mortgage interest rates moved down 50 bp, prepayment speeds would have likely increased and the modeled estimated value of mortgage servicing rights could have been $3 million lower (leading to adding more valuation allowance and a decrease in mortgage banking income). The proceeds that might be received should the Corporation actually consider a sale of some or all of the mortgage servicing rights portfolio could differ from the amounts reported at any point in time. During the fourth quarter of 2005, the Corporation sold a portion of the portfolio serviced for others. The Corporation believes the mortgage servicing rights asset is properly recorded in the consolidated financial statements. See Note 1, “Summary of Significant Accounting Policies,” and Note 5, “Goodwill and Intangible Assets,” of the notes to consolidated financial statements and section “Noninterest Income.”
Derivative Financial Instruments and Hedge Accounting: In various aspects of its business, the Corporation uses derivative financial instruments to modify exposures to changes in interest rates and market prices for other financial instruments. Derivative instruments are required to be carried at fair value on the balance sheet with changes in the fair value recorded directly in earnings. To qualify for and maintain hedge accounting, the Corporation must meet formal documentation and effectiveness evaluation requirements both at the hedge’s inception and on an ongoing basis. The application of the hedge accounting policy requires strict adherence to documentation and effectiveness testing requirements, judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings, and measurement of changes in the fair value of hedged items. If in the future derivative financial instruments used by the Corporation no longer qualify for hedge accounting, the impact on the consolidated results of operations and reported earnings could be significant. When hedge accounting is discontinued, the Corporation would continue to carry the derivative on the balance sheet at its fair value; however, for a cash flow derivative changes in its fair value would be recorded in earnings instead of through other comprehensive income, and for a fair value derivative the changes in fair value of the hedged asset or liability would no longer be recorded through earnings. Effective in second quarter 2005, the Corporation determined that the hedge accounting applied to certain interest rate swaps and an interest rate cap needed to be changed under the requirements of SFAS 133. Consequently, the Corporation recorded a $6.7 million loss in other income effective for the quarter ended June 30, 2005, which after tax was a $4.0 million reduction to net income, or $0.03 to both basic and diluted earnings per share in that quarter. Certain derivative instruments that lost hedge accounting treatment were terminated in the third quarter of 2005 at a net gain of $1.0 million recorded in other income. See Note 1, “Summary of Significant Accounting

Policies,” and Note 14, “Derivative and Hedging Activities,” of the notes to consolidated financial statements and section “Interest Rate Risk.”
Income Tax Accounting: The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgment concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. The Corporation believes the tax assets and liabilities are adequate and properly recorded in the consolidated financial statements. See Note 1, “Summary of Significant Accounting Practices,” and Note 12, “Income Taxes,” of the notes to consolidated financial statements and section “Income Taxes.”
Business Combinations
The Corporation’s business combination activity is detailed in Note 2, “Business Combinations,” of the notes to consolidated financial statements. All the Corporation’s business combinations since 2002 were accounted for under the purchase method of accounting; thus, the results of operations of the acquired institutions prior to their respective consummation dates were not included in the accompanying consolidated financial statements. In each acquisition, the excess cost of the acquisition over the fair value of the net assets acquired were allocated to the identifiable intangible assets, if any, with the remainder then allocated to goodwill.
In 2005 there was one completed business combination: State Financial: On October 3, 2005, the Corporation consummated its acquisition of 100% of the outstanding shares of State Financial. Based on the terms of the agreement, the consummation of the transaction included the issuance of approximately 8.4 million shares of the Corporation’s common stock and $11 million in cash. As of the acquisition date, State Financial was a $2 billion financial services company based in Milwaukee, Wisconsin, with 29 banking branches in southeastern Wisconsin and northeastern Illinois, providing commercial and retail banking products. The Corporation expects to expand its branch distribution network, improve its operational efficiencies, and increase revenue streams with the State Financial acquisition. During the fourth quarter of 2005, the Corporation integrated and converted State Financial onto its centralized operating systems and merged State Financial into its banking subsidiary, Associated Bank, National Association.
In 2004 there were two completed business combinations: First Federal: On October 29, 2004, the Corporation consummated its acquisition of 100% of the outstanding shares of First Federal, based in La Crosse, Wisconsin. Based on the terms of the agreement, the consummation of the transaction included the issuance of approximately 19.4 million shares of the Corporation’s common stock and $75 million in cash. As of the acquisition date, First Federal operated a $4 billion savings bank with over 90 banking locations serving more than 40 communities in Wisconsin, northern Illinois, and southern Minnesota, building upon and complementing the Corporation’s footprint. As a result of the acquisition, the Corporation expected to enhance its current branch distribution (including supermarket locations which were new to the Corporation’s distribution model), improve its operational and managerial efficiencies, increase revenue streams, and strengthen its community banking model. In February 2005, the Corporation completed its conversion of First Federal onto its centralized operating systems and merged the thrift charter into its banking subsidiary, Associated Bank, National Association.
Jabas: On April 1, 2004, the Corporation (through its subsidiary, Associated Financial Group, LLC) consummated its cash acquisition of 100% of the outstanding shares of Jabas. Jabas is an insurance agency specializing in employee benefit products headquartered in Kimberly, Wisconsin. Jabas operates as part of Associated Financial Group, LLC.
In 2003 there was one completed business combination. CFG: On April 1, 2003, the Corporation consummated its cash acquisition of 100% of the outstanding shares of CFG, a closely held insurance agency headquartered in Minnetonka, Minnesota. Effective in June 2003, CFG operated as Associated Financial Group, LLC. CFG, an independent, full-line insurance agency, was acquired to enhance the growth of the Corporation’s existing insurance business.

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
Note 19, “Segment Reporting,” of the notes to consolidated financial statements, indicates that the banking segment represents 90% of total revenues in 2005, as defined in the Note. The Corporation’s profitability is predominantly dependent on net interest income, noninterest income, the level of the provision for loan losses, noninterest expense, and taxes of its banking segment. The consolidated discussion is therefore predominantly describing the banking segment results. The critical accounting policies primarily affect the banking segment, with the exception of income tax accounting, which affects both the banking and wealth management segments (see section “Critical Accounting Policies”).
Performance Summary
The Corporation’s recent acquisition activity impacts financial results between the annual periods, as 2005 includes full year operating results of the First Federal and Jabas acquisitions and three months of State Financial, while 2004 includes two months of First Federal, nine months of Jabas, and no State Financial activity.
The Corporation recorded net income of $320.2 million for the year ended December 31, 2005, an increase of $61.9 million or 24.0% over the $258.3 million earned in 2004. Basic earnings per share for 2005 were $2.45, a 7.5% increase over 2004 basic earnings per share of $2.28. Earnings per diluted share were $2.43, an 8.0% increase over 2004 diluted earnings per share of $2.25. Return on average assets was 1.53% for 2005 compared to 1.58% for 2004. Return on average equity was 15.24% and 17.22% for 2005 and 2004, respectively. Cash dividends of $1.06 per share paid in 2005 increased by 8.5% over 2004. Key factors behind these results are discussed below.

•	Taxable equivalent net interest income was $697.8 million for 2005, $119.6 million or 20.7% higher than 2004. Taxable equivalent interest income increased $326.9 million, while interest expense increased by $207.3 million. The increase in taxable equivalent net interest income was attributable to favorable volume variances (adding $136.5 million to taxable equivalent net interest income), offset in part by unfavorable rate variances (reducing taxable equivalent net interest income by $16.9 million). On average, earning assets increased $4.0 billion or 26.2% to $19.2 billion, while interest-bearing liabilities increased $3.5 billion to $16.4 billion.

•	Net interest income and net interest margin were impacted by a prolonged flattening yield curve (i.e., rising short-term interest rates without commensurate increases to longer-term interest rates) beginning mid-year 2004 through year-end 2005, as well as by competitive pricing pressures on loans and deposits.

•	The net interest margin for 2005 was 3.64%, 16 bp lower than 3.80% in 2004. The decrease in net interest margin was attributable to a 27 bp decrease in interest rate spread (the net of a 90 bp increase in the cost of interest-bearing liabilities and a 63 bp increase in the yield on earning assets), offset by 11 bp higher contribution from net free funds (as higher interest rates increased the value of noninterest-bearing deposits).

•	Total loans were $15.2 billion at December 31, 2005, up $1.3 billion (9.5%) over December 31, 2004, attributable largely to the $1.0 billion of loans acquired with State Financial. Excluding State Financial, total loans grew $337 million (2.4%), with commercial loans up $267 million (3.2%), home equity up $85 million (4.6%), residential mortgages up $51 million (1.9%) and installment loans down $66 million. Total deposits were $13.6 billion at December 31, 2005, $0.8 billion (6.2%) higher than year-end 2004, with $1.0 billion of deposits acquired with State Financial. Excluding State Financial, total deposits were down $263 million or 2.1% versus December 31, 2004.

•	Asset quality during 2004 was aided by general economic improvements and the resolution of many problem credits and 2005 benefited from a continued strong focus on credit management. Nonperforming loans were $98.6 million, representing 0.65% of total loans at year-end 2005, compared to $115.0 million or 0.83% of total loans at year-end 2004. Net charge offs were $12.7 million, a decrease of $4.6 million from 2004, due principally to lower net charge offs in the commercial loan portfolio. Net charge offs were 0.09% of average loans in 2005 compared to 0.15% in 2004. Given asset quality improvements, the provision for loan losses decreased to $13.0 million in 2005 from $14.7 million in 2004. The ratio of allowance for loan losses to loans was 1.34% and 1.37% at December 31, 2005 and 2004, respectively.

•	Noninterest income was $291.1 million for 2005, $80.8 million or 38.4% higher than 2004, benefiting from the acquisition of State Financial in the fourth quarter of 2005 and by a full year of operating results from the 2004 acquisitions of First Federal and Jabas. Increases in service charges on deposit accounts (up $30.6 million or 54.5%), net mortgage banking (up $16.1 million or 79.0%), and credit card and other nondeposit fees (up $11.3 million or 43.0%) were due principally to the growth of the banking segment, while increases in retail commission income (up $9.4 million or 20.0%) and trust service fees (up $3.2 million or 10.1%) were attributable primarily to the wealth management segment.

•	Noninterest expense was $480.5 million, up $102.6 million or 27.2% over 2004, reflecting the larger operating base attributable to the 2005 and 2004 acquisitions, and costs to convert and integrate both First Federal and State Financial onto the Corporation’s centralized operating systems during 2005. Personnel expense rose $50.4 million or 22.4%. All remaining noninterest expense categories on a combined basis increased $52.2 million or 34.0% over 2004.

•	Income tax expense of $149.7 million was up $37.6 million from 2004, due to both an increase in income before tax and a higher effective tax rate. The effective tax rate in 2005 was 31.9% compared to 30.3% in 2004, as the acquisitions each added to income before tax and had higher effective tax rates than the Corporation prior to the acquisitions.

INCOME STATEMENT ANALYSIS
Net Interest Income
Net interest income in the consolidated statements of income (which excludes the taxable equivalent adjustment) was $672.3 million in 2005 compared to $552.6 million in 2004. The taxable equivalent adjustments (the adjustments to bring tax-exempt interest to a level that would yield the same after-tax income had that income been subject to a taxation using a 35% tax rate) of $25.5 million and $25.6 million for 2005 and 2004, respectively, resulted in fully taxable equivalent net interest income of $697.8 million in 2005 and $578.2 million in 2004.
Net interest income is the primary source of the Corporation’s revenue. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities, and the interest expense on interest-bearing deposits and other borrowings used to fund interest-earning and other assets or activities. Net interest income is affected by changes in interest rates and by the amount and composition of earning assets and interest-bearing liabilities. Additionally, net interest income is impacted by the sensitivity of the balance sheet to changes in interest rates, which factors in characteristics such as the fixed or variable nature of the financial instruments, contractual maturities, repricing frequencies, and the use of interest rate swaps and caps.
Interest rate spread and net interest margin are utilized to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on earning assets and the rate paid for interest-bearing liabilities that fund those assets. The net interest margin is expressed as the percentage of net interest income to average earning assets. The net interest margin exceeds the interest rate spread because noninterest-bearing sources of funds (“net free funds”), principally noninterest-bearing demand deposits and stockholders’ equity, also support earning assets. To compare tax-exempt asset yields to taxable yields, the yield on tax-exempt loans and securities is computed on a taxable equivalent basis. Net interest income, interest rate spread, and net interest margin are discussed on a taxable equivalent basis.
Table 2 provides average balances of earning assets and interest-bearing liabilities, the associated interest income and expense, and the corresponding interest rates earned and paid, as well as net interest income, interest rate spread, and net interest margin on a taxable equivalent basis for the three years ended December 31, 2005. Tables 3 through 5 present additional information to facilitate the review and discussion of taxable equivalent net interest income, interest rate spread, and net interest margin.
Taxable equivalent net interest income of $697.8 million for 2005 was $119.6 million or 20.7% higher than 2004. The increase in taxable equivalent net interest income was attributable principally to a higher level of earning assets, offset to a lesser degree by unfavorable interest rate changes. As shown in the rate/volume analysis in Table 3, volume changes, including the impact of the acquisitions, added $136.5 million to taxable equivalent net interest income in 2005. The growth and change in mix of earning assets added $224.3 million to taxable equivalent net interest income, while the growth and composition of interest-bearing liabilities cost an additional $87.8 million, for a net favorable volume impact of $136.5 million. Rate changes on earning assets increased interest income by $102.6 million, while changes in rates on interest-bearing liabilities raised interest expense by $119.5 million, for a net unfavorable rate impact of $16.9 million. The significant and prolonged flattening of the yield curve and competitive pricing pressures substantially offset the benefits to the margin from the interest rate increases that occurred in the second half of 2004 and throughout 2005. See additional discussion in section “Interest Rate Risk.”
The net interest margin for 2005 was 3.64%, compared to 3.80% in 2004. The 16 bp compression in net interest margin was attributable to a 27 bp decrease in interest rate spread (with a 63 bp higher yield on earning assets more than offset by a 90 bp increase in the cost of interest-bearing liabilities), partially reduced by 11 bp higher contribution from net free funds (as higher interest rates increased the value of noninterest-bearing demand deposits). Interest rates were generally stable and historically low during the first half of 2004. Since mid-year 2004, the Federal government raised interest rates 13 times, each time by 25 bp. At December 31, 2005 the Federal Funds rate was 4.25%, 200 bp higher than 2.25% at December 31, 2004. On average, the Federal funds rate was 3.20% for 2005, 186 bp higher than 2004, and the prime rate was 6.19% for 2005, 184 bp higher than the previous year.
For 2005, the yield on earning assets of 5.84% was 63 bp higher than 2004. Loan yields increased 88 bp (to 6.21%). Although short-term interest rates were rising throughout the second half of 2004 and all of 2005, the favorable impact on loan yields was moderated by competitive pricing on new and refinanced loans in the flatter yield curve environment, the portion of the loan portfolio that is fixed rate, and the lag in repricing of variable rate loans. The yield on securities and other short-term investments decreased 17 bp (to 4.72%), as maturities and principal paydowns in 2005 were reinvested in securities with lower yields. Overall, earning asset rate changes added $102.6 million to interest income, the net of $109.7 million higher interest on loans and $7.1 million lower interest on securities and short-term investments combined.
The cost of interest-bearing liabilities of 2.57% in 2005 was 90 bp higher than 2004, reflecting the higher interest rate environment. The average cost of interest-bearing deposits was 2.09% in 2005, 66 bp higher than 2004. As interest rates rose, most interest-bearing deposit products repriced and customers switched balances from lower-priced transaction accounts to longer-term, higher paying deposit products. The cost of wholesale funds (comprised of short-term borrowings and long-term funding) increased 126 bp to 3.36% for 2005. The cost of short-term borrowings, most directly impacted by increases in the Federal Funds rate, was up 173 bp, while long-term funding costs increased more moderately, by 59 bp, due largely to procuring longer-term funding at advantageous times given the flat yield curve. The interest-bearing liability rate changes resulted in $119.5 million higher interest expense, with $54.3 million attributable to interest-bearing deposits and $65.2 million due to wholesale funding.
Average earning assets were $19.2 billion in 2005, $4.0 billion or 26.2% higher than 2004. The increase in average earning assets was attributable to the acquisitions of both First Federal and State Financial, as well as to organic growth. Loan balances were up $3.2 billion, or 28.4%, to an average of $14.3 billion in 2005, with approximately 80% of the increase associated with the acquisitions. For 2005, loans represented 74.8% of average earning assets versus 73.5% for 2004. Balances of average securities and short-term investments combined were higher by $0.8 billion, or 20.0%, due principally to the acquisitions. Taxable equivalent interest income in 2005 increased $185.9 million from loan growth and $38.4 million from higher levels of securities and short-term investments, for a combined increase in interest income of $224.3 million due to earning asset volume changes.
Average interest-bearing liabilities increased $3.5 billion from 2004, while net free funds increased $436 million, both supporting the growth in earning assets, and both principally attributable to the acquisitions of First Federal and State Financial. Average interest-bearing deposits grew $1.9 billion, or 23.3%, to $10.2 billion and average noninterest-bearing demand deposits (a component of net free funds) increased by $0.4 billion, or 21.0%, to $2.3 billion. Average wholesale funding balances increased by $1.6 billion, with long-term funding up $1.4 billion and short-term borrowings up $0.2 billion. For liquidity management purposes, the Corporation strategically shifted wholesale funding balances from short-term borrowings to long-term funding. On average for 2005, long-term funding represented 21.0% of interest-bearing liabilities compared to 15.5% for 2004. In 2005, interest expense increased $87.8 million due to volume changes, with $40.5 million of the increase due to growth of interest-bearing deposits and $47.3 million from higher volumes of wholesale funding.

TABLE 2:	Average Balances and Interest Rates (interest and rates on a taxable equivalent basis)

	Years Ended December 31,

	2005			2004			2003

	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	($ in Thousands)
ASSETS
Earning assets:
Loans:(1)(2)(3)(4)
Commercial	$8,574,996	$532,116	6.21%	$6,928,494	$350,889	5.06%	$6,450,523	$329,695	5.11%
Residential mortgage	2,875,438	161,095	5.60	2,170,600	122,453	5.64	2,377,438	142,359	5.99
Retail	2,897,273	198,086	6.84	2,075,762	122,406	5.90	1,794,538	107,808	6.01

Total loans	14,347,707	891,297	6.21	11,174,856	595,748	5.33	10,622,499	579,862	5.46
Investment securities:
Taxable	3,922,135	164,041	4.18	3,110,943	130,774	4.20	2,474,791	108,394	4.38
Tax exempt(1)	872,573	62,896	7.21	872,509	65,286	7.48	827,669	63,617	7.69
Short-term investments	39,215	1,300	3.31	44,620	842	1.89	21,873	394	1.80

Securities and short-term investments	4,833,923	228,237	4.72	4,028,072	196,902	4.89	3,324,333	172,405	5.19

Total earning assets	$19,181,630	$1,119,534	5.84	$15,202,928	$792,650	5.21%	$13,946,832	$752,267	5.39%

Allowance for loan losses	(197,054)			(181,297)			(174,703)
Cash and due from banks	370,016			307,888			289,866
Other assets	1,566,983			1,036,243			907,865

Total assets	$20,921,575			$16,365,762			$14,969,860

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings deposits	$1,125,417	$3,877	0.34%	$967,930	$3,487	0.36%	$928,147	$4,875	0.53%
Interest-bearing demand deposits	2,337,462	26,611	1.14	2,406,280	19,874	0.83	1,827,304	15,348	0.84
Money market deposits	2,262,369	45,626	2.02	1,628,208	14,259	0.88	1,623,438	15,085	0.93
Time deposits, excluding Brokered CDs	4,083,500	123,550	3.03	3,042,933	76,930	2.53	3,063,873	84,957	2.77

Total interest-bearing deposits, excluding Brokered CDs	9,808,748	199,664	2.04	8,045,351	114,550	1.42	7,442,762	120,265	1.62
Brokered CDs	394,305	13,388	3.40	232,066	3,686	1.59	178,853	2,857	1.60

Total interest-bearing deposits	10,203,053	213,052	2.09	8,277,417	118,236	1.43	7,621,615	123,122	1.62
Federal funds purchased and securities sold under agreements to repurchase	2,329,204	74,747	3.21	2,038,981	28,984	1.42	1,821,220	23,288	1.28
Other short-term borrowings	433,797	14,609	3.37	553,658	9,956	1.80	315,599	5,868	1.86
Long-term funding	3,444,845	119,362	3.46	1,998,314	57,319	2.87	2,096,802	64,324	3.07

Total wholesale funding	6,207,846	208,718	3.36	4,590,953	96,259	2.10	4,233,621	93,480	2.21

Total interest-bearing liabilities	$16,410,899	$421,770	2.57%	$12,868,370	$214,495	1.67%	$11,855,236	$216,602	1.83%

Noninterest-bearing demand deposits	2,259,928			1,867,111			1,677,891
Accrued expenses and other liabilities	149,359			130,675			135,743
Stockholders’ equity	2,101,389			1,499,606			1,300,990

Total liabilities and stockholders’ equity	$20,921,575			$16,365,762			$14,969,860

Net interest income and rate spread(1)		$697,764	3.27%		$578,155	3.54%		$535,665	3.56%

Net interest margin(1)			3.64%			3.80%			3.84%

Taxable equivalent adjustment		$25,509			$25,528			$24,903

(1)	The yield on tax exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.

(2)	Nonaccrual loans and loans held for sale have been included in the average balances.

(3)	Interest income includes net loan fees.

(4)	Commercial includes commercial, financial, and agricultural, real estate construction, commercial real estate, and lease financing; residential mortgage includes residential mortgage first liens; retail includes home equity lines, residential mortgage junior liens, and installment loans (such as educational and other consumer loans).

TABLE 3: Rate/ Volume Analysis(1)

	2005 Compared to 2004			2004 Compared to 2003
	Increase (Decrease) Due to			Increase (Decrease) Due to

	Volume	Rate	Net	Volume	Rate	Net

	($ in Thousands)
Interest income:
Loans:(2)
Commercial	$91,461	$89,766	$181,227	$24,911	$(3,717)	$21,194
Residential mortgage	39,494	(852)	38,642	(11,119)	(8,787)	(19,906)
Retail	54,914	20,766	75,680	16,008	(1,410)	14,598

Total loans	185,869	109,680	295,549	29,800	(13,914)	15,886
Investment securities:
Taxable	38,546	(5,279)	33,267	26,716	(4,336)	22,380
Tax-exempt(2)	5	(2,395)	(2,390)	3,385	(1,716)	1,669
Short-term investments	(118)	576	458	345	103	448

Securities and short-term investments	38,433	(7,098)	31,335	30,446	(5,949)	24,497

Total earning assets(2)	$224,302	$102,582	$326,884	$60,246	$(19,863)	$40,383

Interest expense:
Savings deposits	$548	$(158)	$390	$201	$(1,589)	$(1,388)
Interest-bearing demand deposits	(584)	7,321	6,737	4,786	(260)	4,526
Money market deposits	7,219	24,149	31,368	44	(870)	(826)
Time deposits, excluding Brokered CDs	29,593	17,027	46,620	(577)	(7,450)	(8,027)

Total interest-bearing deposits, excluding Brokered CDs	36,776	48,339	85,115	4,454	(10,169)	(5,715)
Brokered CDs	3,692	6,009	9,701	846	(17)	829

Total interest-bearing deposits	40,468	54,348	94,816	5,300	(10,186)	(4,886)
Federal funds purchased and securities sold under agreements to repurchase	4,633	41,130	45,763	2,984	2,712	5,696
Other short-term borrowings	(2,538)	7,191	4,653	4,303	(215)	4,088
Long-term funding	45,213	16,830	62,043	(2,898)	(4,107)	(7,005)

Total wholesale funding	47,308	65,151	112,459	4,389	(1,610)	2,779

Total interest-bearing liabilities	$87,776	$119,499	$207,275	$9,689	$(11,796)	$(2,107)

Net interest income(2)	$136,526	$(16,917)	$119,609	$50,557	$(8,067)	$42,490

(1)	The change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.

(2)	The yield on tax-exempt loans and securities is computed on a fully taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.

TABLE 4: Interest Rate Spread and Interest Margin (on a taxable equivalent basis)

	2005 Average			2004 Average			2003 Average

		% of			% of			% of
		Earning			Earning			Earning
	Balance	Assets	Yield/Rate	Balance	Assets	Yield/Rate	Balance	Assets	Yield/Rate

	($ in Thousands)
Total loans	$14,347,707	74.8%	6.21%	$11,174,856	73.5%	5.33%	$10,622,499	76.2%	5.46%
Securities and short-term investments	4,833,923	25.2%	4.72%	4,028,072	26.5%	4.89%	3,324,333	23.8%	5.19%

Earning assets	$19,181,630	100.0%	5.84%	$15,202,928	100.0%	5.21%	$13,946,832	100.0%	5.39%

Financed by:
Interest-bearing funds	$16,410,899	85.6%	2.57%	$12,868,370	84.6%	1.67%	$11,855,236	85.0%	1.83%
Noninterest-bearing funds	2,770,731	14.4%		2,334,558	15.4%		2,091,596	15.0%

Total funds sources	$19,181,630	100.0%	2.20%	$15,202,928	100.0%	1.41%	$13,946,832	100.0%	1.55%

Interest rate spread			3.27%			3.54%			3.56%
Contribution from net free funds			0.37%			0.26%			0.28%

Net interest margin			3.64%			3.80%			3.84%

Average prime rate*			6.19%			4.35%			4.12%
Average federal funds rate*			3.20%			1.34%			1.12%
Average spread			299bp			301bp			300bp

*	Source: Bloomberg

TABLE 5: Selected Average Balances

			Dollar	Percent
	2005	2004	Change	Change

	($ in Thousands)
ASSETS
Loans:
Commercial	$8,574,996	$6,928,494	$1,646,502	23.8%
Residential mortgage	2,875,438	2,170,600	704,838	32.5
Retail	2,897,273	2,075,762	821,511	39.6

Total loans	14,347,707	11,174,856	3,172,851	28.4
Investment securities:
Taxable	3,922,135	3,110,943	811,192	26.1
Tax-exempt	872,573	872,509	64	—
Short-term investments	39,215	44,620	(5,405)	(12.1)

Securities and short-term investments	4,833,923	4,028,072	805,851	20.0

Total earning assets	19,181,630	15,202,928	3,978,702	26.2
Other assets	1,739,945	1,162,834	577,111	49.6

Total assets	$20,921,575	$16,365,762	$4,555,813	27.8%

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Savings deposits	$1,125,417	$967,930	$157,487	16.3%
Interest-bearing demand deposits	2,337,462	2,406,280	(68,818)	(2.9)
Money market deposits	2,262,369	1,628,208	634,161	38.9
Time deposits, excluding Brokered CDs	4,083,500	3,042,933	1,040,567	34.2

Total interest-bearing deposits, excluding Brokered CDs	9,808,748	8,045,351	1,763,397	21.9
Brokered CDs	394,305	232,066	162,239	69.9

Total interest-bearing deposits	10,203,053	8,277,417	1,925,636	23.3
Short-term borrowings	2,763,001	2,592,639	170,362	6.6
Long-term funding	3,444,845	1,998,314	1,446,531	72.4

Total interest-bearing liabilities	16,410,899	12,868,370	3,542,529	27.5
Noninterest-bearing demand deposits	2,259,928	1,867,111	392,817	21.0
Accrued expenses and other liabilities	149,359	130,675	18,684	14.3
Stockholders’ equity	2,101,389	1,499,606	601,783	40.1

Total liabilities and stockholders’ equity	$20,921,575	$16,365,762	$4,555,813	27.8%

Provision for Loan Losses
The provision for loan losses in 2005 was $13.0 million, similar to the 2005 net charge off levels, but lower than last year given continued asset quality improvements and the favorable resolution of certain problem credits. The provision for loan losses for 2004 was $14.7 million and $46.8 million for 2003. Net charge offs were $12.7 million for 2005, compared to $17.3 million for 2004 and $31.7 million for 2003. Net charge offs as a percent of average loans were 0.09%, 0.15%, and 0.30% for 2005, 2004, and 2003, respectively. At December 31, 2005, the allowance for loan losses was $203.4 million (including $13.3 million at acquisition from State Financial, a commercial bank with a 1.34% allowance for loan losses to total loans ratio at acquisition). In comparison, the allowance for loan losses was $189.8 million at December 31, 2004 (including $14.8 million at acquisition from First Federal, a thrift with a 0.54% allowance for loan losses to total loans ratio at acquisition), and $177.6 million at December 31, 2003. The ratio of the allowance for loan losses to total loans was 1.34%, down from 1.37% at December 31, 2004, and 1.73% at December 31, 2003. Nonperforming loans at December 31, 2005, were $98.6 million, compared to $115.0 million at December 31,

2004, and $121.5 million at December 31, 2003, representing 0.65%, 0.83%, and 1.18% of total loans, respectively.
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
Noninterest Income
Noninterest income was $291.1 million for 2005, $80.8 million or 38.4% higher than 2004. Fee income as a percentage of total revenues (defined as total noninterest income less net gains on asset and investment sales (“fee income”) divided by taxable equivalent net interest income plus fee income) was 28.9% for 2005 compared to 26.5% for 2004. The comparison of noninterest income between 2005 and 2004 was aided by the State Financial acquisition in fourth quarter 2005, and a full year contribution from the 2004 First Federal and Jabas acquisitions.
TABLE 6: Noninterest Income

				% Change From
	Years Ended December 31,			Prior Year

	2005	2004	2003	2005	2004

	($ in Thousands)
Trust service fees	$35,017	$31,791	$29,577	10.1%	7.5%
Service charges on deposit accounts	86,783	56,153	50,346	54.5	11.5
Mortgage banking income	52,209	37,070	83,037	40.8	(55.4)
Mortgage servicing rights expense	15,814	16,739	29,553	(5.5)	(43.4)

Mortgage banking, net	36,395	20,331	53,484	79.0	(62.0)
Credit card and other nondeposit fees	37,439	26,181	23,669	43.0	10.6
Retail commissions	56,604	47,171	25,571	20.0	84.5
Bank owned life insurance (“BOLI”) income	9,942	13,101	13,790	(24.1)	(5.0)
Other	20,845	13,701	18,174	52.1	(24.6)

Subtotal (“fee income”)	$283,025	$208,429	$214,611	35.8%	(2.9)%
Asset sale gains, net	3,945	1,181	1,569	N/M	N/M
Investment securities gains, net	4,116	637	702	N/M	N/M

Total noninterest income	$291,086	$210,247	$216,882	38.4%	(3.1)%

N/M = not meaningful
Trust service fees for 2005 were $35.0 million, up $3.2 million (10.1%) from 2004. The change was primarily the result of new business and account retention, as well as increases from an improved stock market primarily in the second half of 2005. The market value of assets under management at December 31, 2005, was $5.0 billion compared to $4.6 billion at December 31, 2004.
Service charges on deposit accounts were $86.8 million, $30.6 million (54.5%) higher than 2004, in both account service charges and nonsufficient funds/overdraft fees. The increase was a result of standardizing fees charged, but more predominantly a function of higher volumes associated with the larger deposit account base aided by the acquisitions.
Net mortgage banking income for 2005 was $36.4 million, $16.1 million (79.0%) higher than 2004. Net mortgage banking income consists of gross mortgage banking income less mortgage servicing rights expense. Gross mortgage banking income (which includes servicing fees and the gain or loss on sales of mortgage loans to the secondary market and other related fees) was $52.2 million in 2005, an increase of $15.1 million (40.8%) compared to 2004. To better manage earnings volatility risks in its growing mortgage servicing portfolio, the Corporation sold approximately $1.5 billion (16%) of its mortgage portfolio serviced for others in the fourth quarter of 2005 at a gain. Thus, the $15.1 million increase in gross mortgage banking income includes the $5.3 million gain on the bulk servicing sale, as well as $9.2 million higher servicing revenues (given a 43% increase in the average mortgage portfolio serviced for others), and $0.6 million higher gains on loan sales and other fees (influenced by lower secondary mortgage loan production of $1.58 billion for 2005 versus $1.62 billion for 2004 and the change in the mortgage derivatives position). Included in the gains on loan sales is the change in the mortgage derivatives position between year ends, which was a $0.4 million gain in 2005 versus a $0.5 million loss in 2004 (see Note 14, “Derivative and Hedging Activities,” of the notes to consolidated financial statements regarding the fair value of the mortgage derivatives position between year ends).
Mortgage servicing rights expense includes both the base amortization of the mortgage servicing rights asset and increases or decreases to the valuation allowance associated with the mortgage servicing rights asset. Mortgage servicing rights expense was $15.8 million for 2005 compared to $16.7 million for 2004. Base amortization was $23.1 million (up $5.2 million from last year, given the larger average mortgage servicing rights asset), while a $7.3 million recovery to the valuation allowance was recorded in 2005 (versus a $1.2 million recovery to the valuation allowance during 2004). The larger recovery of the valuation allowance was principally due to slower loan prepayment speeds in 2005 versus 2004, a predominant valuation factor used in the Corporation’s internal discounted cash flow model, increasing the recorded value of the mortgage servicing rights asset and requiring less valuation reserve.
Mortgage servicing rights, net of any valuation allowance, are carried in intangible assets on the consolidated balance sheets at the lower of amortized cost or estimated fair value. At December 31, 2005, mortgage servicing rights were $68.8 million, net of a $7.4 million valuation allowance, and represented 86 bp of the $8.0 billion portfolio of residential mortgage loans serviced for others. In comparison, at December 31, 2004, mortgage servicing rights (including $31.8 million from First Federal at acquisition) were $76.2 million, net of a $15.5 million valuation allowance, and represented 80 bp of the $9.5 billion mortgage portfolio serviced for others (including the $3.5 billion servicing portfolio from First Federal). Mortgage servicing rights are considered a critical accounting policy given that estimating their fair value involves an internal discounted cash flow model and assumptions that involve judgment, particularly of estimated prepayment speeds of the underlying mortgages serviced and the overall level of interest rates. See section “Critical Accounting Policies,” as well as Note 1, “Summary of Significant Accounting Policies,” of the notes to consolidated financial statements for the Corporation’s accounting policy for mortgage servicing rights and Note 5, “Goodwill and Intangible Assets,” of the notes to consolidated financial statements for additional disclosure.
Credit card and other nondeposit fees were $37.4 million for 2005, an increase of $11.3 million or 43.0% from 2004. Card-related inclearing and other fees were $25.1 million, up $9.4 million (59.8%) over 2004, primarily due to increased activity from the larger debit card base, aided by the acquisitions. Additionally, the Corporation has longer-term vendor arrangements (particularly merchant processing services and debit card provider) that provide for revenue sharing on new and/or existing business per the agreements, which are included in card-related fees. Other nondeposit fees were up $1.9 million from higher retail and commercial loan service charges, including higher insurance advisory fees.
Retail commission income (which includes commissions from insurance and brokerage product sales) was $56.6 million for 2005, up $9.4 million or 20.0% compared to 2004. Other insurance revenues were $41.8 million, up $8.4 million, primarily due to new business growth and a full year contribution from the Jabas acquisition. Brokerage commissions, including variable annuities, were $8.4 million, up $1.6 million, reflecting renewed customer interest in improving stock markets, while fixed annuities commissions of $6.4 million declined by $0.6 million.
BOLI income was $9.9 million, down $3.2 million from 2004, affected by the 2004 mid-year repricing of a large traunche of BOLI, and approximately $1.6 million of BOLI death claim gains recognized in 2004. Other income was $20.8 million, an increase of $7.1 million versus 2004. Other income for 2005 included increases in

ATM-based fees and other miscellaneous incomes due to the full year inclusion of First Federal (and to a lesser degree the State Financial acquisition). Additionally, other income for 2005 included a $4.5 million non-recurring gain from the dissolution of stock in a regional ATM network, more than offset by a $5.6 million net loss on derivatives (as described in Note 14, “Derivative and Hedging Activities”).
Asset sale gains were $3.9 million for 2005 compared to $1.2 million for 2004, with $0.8 million of the increase in net premiums on the sale of branch deposits (from $1.6 million net premium on the sale of $17 million in branch deposits in 2005, compared to a $0.8 million net premium on the sales of $20 million in deposits from two branches in 2004), and $1.9 million higher net gains on sales of branch properties, other real estate owned, and other assets between the years. Investment securities net gains for 2005 were $4.1 million, including gains of $4.3 million on the sale of common stock holdings, offset by losses of $0.2 million on the sale of mortgage-related securities. For 2004, investment securities net gains were $0.6 million, which included gains on sales of common stock holdings during 2004 of $2.6 million, as well as a $2.2 million other-than-temporary impairment charge on the Corporation’s holdings of Federal Home Loan Mortgage Corporation (“FHLMC”) preferred stock securities. For additional data see section, “Investment Securities Portfolio,” and Note 1, “Summary of Significant Accounting Policies,” and Note 3, “Investment Securities,” of the notes to consolidated financial statements.
Noninterest Expense
Total noninterest expense for 2005 was $480.5 million, an increase of $102.6 million or 27.2% over 2004, reflecting the substantially larger operating base attributable to the 2005 and 2004 acquisitions, and costs to convert and integrate both First Federal and State Financial onto the Corporation’s operating platforms during 2005. Personnel expense accounted for almost half of the increase (up $50.4 million or 22.4%), as the Corporation paid on average 19.0% more full time equivalent employees during 2005 than during 2004. Notably, the number of full time equivalent employees at December 31, 2005, were 5,146, slightly lower than 5,158 at year-end 2004. All remaining noninterest expense categories on a combined basis increased $52.2 million (34.0%) over 2004. While expenses were up in absolute terms, the efficiency ratio (as defined under the section, “Overview”) remained relatively level at 48.99% for 2005 and 48.04% for 2004.
TABLE 7: Noninterest Expense

				% Change From
	Years Ended December 31,			Prior Year

	2005	2004	2003	2005	2004

	($ in Thousands)
Personnel expense	$274,941	$224,548	$208,040	22.4%	7.9%
Occupancy	38,961	29,572	28,077	31.7	5.3
Equipment	16,792	12,754	12,818	31.7	(0.5)
Data processing	27,390	23,632	23,273	15.9	1.5
Business development and advertising	17,661	14,975	15,194	17.9	(1.4)
Stationery and supplies	6,956	5,436	6,705	28.0	(18.9)
Intangible amortization expense	8,607	4,350	2,961	97.9	46.9
Loan expense	11,642	6,536	7,550	78.1	(13.4)
Legal and professional	11,051	7,538	6,915	46.6	9.0
Other	66,462	48,528	47,582	37.0	2.0

Total noninterest expense	$480,463	$377,869	$359,115	27.2%	5.2%

Personnel expense (which includes salary-related expenses and fringe benefit expenses) increased $50.4 million or 22.4% over 2004, as the Corporation paid on average 19.0% more full time equivalent employees during 2005 than during 2004, and paid merit increases and higher health benefit costs between the years. Total salary-related expenses were up $40.4 million (23.4%) over 2004, with increases from the larger employee base (and more employees on commission-based pay), merit increases between the years, higher overtime (given the conversions), and higher turnover costs (particularly retention bonuses and severance), offset partly by higher salary deferrals associated with increased loan production between the years. Fringe benefits increased $10.0 million or 19.3% in 2005, primarily commensurate with the larger workforce, and including an increased cost of premium-based benefits (up $4.7 million or 26.0%).
Occupancy expense increased $9.4 million (31.7%), equipment expense increased $4.0 million (31.7%), data processing costs increased $3.8 million (15.9%), and stationery and supplies increased $1.5 million (28.0%), all particularly attributable to the acquisitions, as such increased costs were incurred to support the base operation of a larger branch and office network, as well as to convert the acquired banks onto the Corporation’s operating platforms during 2005. Compared to 2004, business development and advertising increased by $2.7 million (17.9%), to ensure prominent product promotion and customer communication in light of the acquisitions and the strong competition for loan and deposit business.
Intangible amortization expense for 2005 was $8.6 million, nearly double the 2004 expense, and was a direct result of the additional core deposit and other intangible assets resulting from the 2005 State Financial acquisition and a full year of amortization from the 2004 First Federal and Jabas acquisitions. Loan expense was up $5.1 million from 2004, primarily costs related to the larger home equity and debit card base, including volume-driven authorization and security expenses. Legal and professional costs were up $3.5 million, due to higher base audit/compliance fees and other professional consultant services, as well as costs attributable to the acquisitions and conversions in 2005. Other expense was up $17.9 million (37.0%) compared to 2004, across multiple categories and primarily commensurate with the larger operating base (such as higher ATM expense, customer check printing, insurance and donation costs), but also higher employee training, hiring, placement and relocation costs. Also included in other expense were losses other than loans, which were up $4.8 million, primarily in ATM phishing, robberies, and other operational losses.
Income Taxes
Income tax expense for 2005 was $149.7 million, up $37.6 million from 2004 income tax expense of $112.1 million. The Corporation’s effective tax rate (income tax expense divided by income before taxes) was 31.9% in 2005 and 30.3% in 2004. The increase in the effective tax rate was primarily attributable to the increase in income before tax and the acquisitions of State Financial and First Federal, with both having higher effective tax rates than the Corporation prior to the acquisitions.
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
Loans
Total loans were $15.2 billion at December 31, 2005, an increase of $1.3 billion or 9.5% over December 31, 2004, largely attributable to the State Financial acquisition, which added $1.0 billion in loans at consummation. Commercial loans were $9.3 billion, up $1.1 billion or 13.1%, and represented 61% of total loans at the end of 2005, compared to 59% at year-end 2004. Residential mortgage loans increased $137 million or 5.0% to represent 19% of total loans versus 20% for the prior year, while retail loans grew $108 million or 3.7% to represent 20% of total loans compared to 21% at December 31, 2004. Excluding State Financial, total loans grew $337 million or 2.4%, primarily in commercial loans, which increased $267 million (3.2%).
TABLE 8: Loan Composition

	As of December 31,

	2005		2004		2003		2002		2001

		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

	($ in Thousands)
Commercial, financial, and agricultural	$3,417,343	22%	$2,803,333	20%	$2,116,463	21%	$2,213,986	22%	$1,783,300	20%
Real estate construction	1,783,267	12	1,459,629	11	1,077,731	10	910,581	9	801,887	9
Commercial real estate	4,064,327	27	3,933,131	28	3,246,954	32	3,128,826	30	2,626,811	29
Lease financing	61,315	—	50,718	—	38,968	—	38,352	—	11,629	—

Commercial	9,326,252	61	8,246,811	59	6,480,116	63	6,291,745	61	5,223,627	58
Home equity(1)	2,025,055	13	1,866,485	13	1,138,311	11	1,073,695	10	813,744	9
Installment	1,003,938	7	1,054,011	8	697,722	7	716,103	7	662,784	7

Retail	3,028,993	20	2,920,496	21	1,836,033	18	1,789,798	17	1,476,528	16
Residential mortgage	2,851,219	19	2,714,580	20	1,975,661	19	2,221,682	22	2,319,709	26

Total loans	$15,206,464	100%	$13,881,887	100%	$10,291,810	100%	$10,303,225	100%	$9,019,864	100%

(1)	Home equity includes home equity lines and residential mortgage junior liens.
Commercial loans are generally viewed as having more inherent risk of default than residential mortgage or retail loans. Also, the commercial loan balance per borrower is typically larger than that for residential mortgage and retail loans, inferring higher potential losses on an individual customer basis. The Corporation does not have nontraditional loan products that in its judgment increase the concentration of credit risk.
Commercial, financial, and agricultural loans were $3.4 billion at the end of 2005, up $614 million or 21.9% since year-end 2004, and comprised 22% of total loans outstanding, up from 20% at the end of 2004. The commercial, financial, and agricultural loan classification primarily consists of commercial loans to middle market companies and small businesses. Loans of this type are in a diverse range of industries. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any. Borrower demand in this loan sector improved during 2005, and price competition has been strong. Within the commercial, financial, and agricultural classification, loans to finance agricultural production totaled less than 0.5% of total loans for all periods presented.
Real estate construction loans grew $324 million or 22.2% to $1.8 billion, representing 12% of the total loan portfolio at the end of 2005, compared to $1.5 billion or 11% at the end of 2004. Loans in this classification are primarily short-term interim loans that provide financing for the acquisition or development of commercial real estate, such as multifamily or other commercial development projects. Real estate construction loans are made to developers and project managers who are well known to the Corporation, have prior successful project experience, and are well capitalized. Projects undertaken by these developers are carefully reviewed by the Corporation to ensure that they are economically viable. Loans of this type are primarily made to customers based in the Corporation’s tri-state market in which the Corporation has a thorough knowledge of the local market economy. The credit risk associated with real estate construction loans is generally confined to specific geographic areas but is also influenced by general economic conditions. The Corporation controls the credit risk on these types of loans by making loans in familiar markets to developers, underwriting the loans to meet the requirements of institutional investors in the secondary market, reviewing the merits of individual projects, controlling loan structure, and monitoring project progress and construction advances.
Commercial real estate includes commercial-based loans that are secured by multifamily properties and nonfarm/ nonresidential real estate properties and, to a lesser degree, by farmland. Commercial real estate totaled $4.1 billion at December 31, 2005, up $131 million or 3.3% over December 31, 2004, and comprised 27% of total loans outstanding versus 28% at year-end 2004. Commercial real estate loans involve borrower characteristics similar to those discussed above for commercial loans and real estate construction projects. Loans of this type are mainly for business and industrial properties, multifamily properties, and community purpose properties. Loans are primarily made to customers based in Wisconsin, Illinois, and Minnesota. Credit risk is managed in a similar manner to commercial loans and real estate construction by employing sound underwriting guidelines, lending to borrowers in local markets and businesses, periodically evaluating the underlying collateral, and formally reviewing the borrower’s financial soundness and relationship on an ongoing basis. In many cases the Corporation will take additional real estate collateral to further secure the overall lending relationship.
Retail loans totaled $3.0 billion at December 31, 2005, up $108 million or 3.7% compared to 2004, and represented 20% of the 2005 year-end loan portfolio versus 21% at year-end 2004. Loans in this classification include home equity and installment loans. Home equity consists of home equity lines and residential mortgage junior liens, while installment loans consist of educational loans, as well as short-term and other personal installment loans, such as direct and indirect automobile loans, recreational vehicle loans, credit card loans, and other personal loans. Individual borrowers may be required to provide related collateral or a satisfactory endorsement or guaranty from another person, depending on the specific type of loan and the creditworthiness of the borrower. Credit risk for these types of loans is generally greatly influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, as well as taking appropriate collateral and guaranty positions.
Residential mortgage loans totaled $2.9 billion at the end of 2005, up $137 million or 5.0% from the prior year and comprised 19% of total loans outstanding versus 20% at year-end 2004. Residential mortgage loans include conventional first lien home mortgages, and the Corporation generally limits the maximum loan to 80% of collateral value. As part of its management of originating and servicing residential mortgage loans, nearly all of the Corporation’s long-term, fixed-rate residential real estate mortgage loans are sold in the secondary market with servicing rights retained.
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
The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within our primary three-state area. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2005, no significant concentrations existed in the Corporation’s portfolio in excess of 10% of total loans.

TABLE 9: Loan Maturity Distribution and Interest Rate Sensitivity

	Maturity(1)

December 31, 2005	Within 1 Year(2)	1-5 Years	After 5 Years	Total

	($ in Thousands)
Commercial, financial, and agricultural	$2,787,587	$567,796	$61,960	$3,417,343
Real estate construction	1,595,801	177,263	10,203	1,783,267

Total	$4,383,388	$745,059	$72,163	$5,200,610

Fixed rate	$768,223	$590,327	$72,163	$1,430,713
Floating or adjustable rate	3,615,165	154,732	—	3,769,897

Total	$4,383,388	$745,059	$72,163	$5,200,610

Percent by maturity distribution	84%	14%	2%	100%

(1)	Based upon scheduled principal repayments.

(2)	Demand loans, past due loans, and overdrafts are reported in the “Within 1 Year” category.
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
The allowance for loan losses represents management’s estimate of an amount adequate to provide for probable credit losses in the loan portfolio at the balance sheet date. To assess the adequacy of the allowance for loan losses, an allocation methodology is applied by the Corporation which focuses on changes in the size and character of the loan portfolio, changes in levels of impaired or other nonperforming loans, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, historical losses and delinquencies on each portfolio category, and other qualitative and quantitative factors which could affect probable credit losses. Assessing these factors involves significant judgment. Therefore, management considers the allowance for loan losses a critical accounting policy – see section “Critical Accounting Policies” and further discussion in this section. See also management’s allowance for loan losses accounting policy in Note 1, “Summary of Significant Accounting Policies,” and Note 4, “Loans,” of the notes to consolidated financial statements for additional allowance for loan losses disclosures. Table 8 provides information on loan growth and composition, Tables 10 and 11 provide additional information regarding activity in the allowance for loan losses, and Table 12 provides additional information regarding nonperforming loans and assets.
At December 31, 2005, the allowance for loan losses was $203.4 million, compared to $189.8 million at December 31, 2004, and $177.6 million at year-end 2003. As of December 31, 2005, the allowance for loan losses to total loans was 1.34% and covered 206% of nonperforming loans, compared to 1.37% and 165%, respectively, at December 31, 2004, and 1.73% and 146%, respectively, at December 31, 2003. Changes in the allowance for loan losses are shown in Table 10. Credit losses, net of recoveries, are deducted from the allowance for loan losses. A direct increase to the allowance for loan losses comes from acquisitions. Finally, the provision for loan losses, a charge against earnings, is recorded to bring the allowance for loan losses to a level that, in management’s judgment, is adequate to absorb probable losses in the loan portfolio. With favorable resolution to problem credits in 2005, lower net charge off and nonperforming loans ratios, and management’s assessment of the adequacy of the allowance for loan losses, the provision for loan losses of $13.0 million for 2005 was less than 2004 of $14.7 million, and 2003 of $46.8 million.
Net charge offs were $12.7 million or 0.09% of average loans for 2005, compared to $17.3 million or 0.15% of average loans for 2004, and $31.7 million or 0.30% of average loans for 2003 (see Table 10). The $4.6 million decrease in net charge offs for 2005 versus 2004 was primarily due to lower commercial net charge offs aided by strong recoveries in 2005. The sluggish and varied economic conditions of 2003 particularly affected the Corporation’s commercial borrowers, peaking commercial net charge offs in 2003, while 2005 and 2004 benefited from general economic improvements and resolution to certain problem credits. Commercial net charge offs as a percent of total net charge offs were 21%, 53%, and 77% for 2005, 2004, and 2003, respectively. Commercial net charge offs for 2005 were $2.7 million, lower than $9.2 million for 2004 and $24.4 million for 2003, with 2005 benefiting from strong recoveries. Loans charged off are subject to continuous review, and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses.
TABLE 10: Loan Loss Experience

	Years Ended December 31,

	2005	2004	2003	2002	2001

	($ in Thousands)
Allowance for loan losses, at beginning of year	$189,762	$177,622	$162,541	$128,204	$120,232
Balance related to acquisitions	13,283	14,750	—	11,985	—
Provision for loan losses	13,019	14,668	46,813	50,699	28,210
Loans charged off:
Commercial, financial, and agricultural	9,461	4,640	12,858	15,497	11,328
Real estate construction	612	16	1,140	1,402	1,631
Commercial real estate	4,667	7,677	13,659	6,124	3,578
Lease financing	259	245	385	268	78

Total commercial	14,999	12,578	28,042	23,291	16,615
Home equity(1)	3,469	2,571	2,196	1,535	671
Installment	7,052	6,129	5,789	5,596	4,762

Total retail	10,521	8,700	7,985	7,131	5,433
Residential mortgage(1)	2,223	924	1,080	1,757	591

Total loans charged off	27,743	22,202	37,107	32,179	22,639
Recoveries of loans previously charged off:
Commercial, financial, and agricultural	3,957	1,873	3,054	1,622	1,045
Real estate construction	37	—	3	3	—
Commercial real estate	8,317	1,498	633	787	242
Lease financing	—	3	—	74	—

Total commercial	12,311	3,374	3,690	2,486	1,287
Home equity(1)	259	107	126	89	83
Installment	1,807	1,140	1,326	1,205	922

Total retail	2,066	1,247	1,452	1,294	1,005
Residential mortgage(1)	706	303	233	52	109

Total recoveries	15,083	4,924	5,375	3,832	2,401

Net loans charged off	12,660	17,278	31,732	28,347	20,238

Allowance for loan losses, at end of year	$203,404	$189,762	$177,622	$162,541	$128,204

Ratio of allowance for loan losses to net charge offs	16.1	11.0	5.6	5.7	6.3
Ratio of net charge offs to average loans	0.09%	0.15%	0.30%	0.28%	0.22%
Ratio of allowance for loan losses to total loans at end of year	1.34%	1.37%	1.73%	1.58%	1.42%

(1)	For all years except 2001, home equity includes home equity lines and residential mortgage junior liens; for 2001 home equity includes only home equity lines as the residential mortgage junior liens were included in residential mortgage and a separate breakdown is not available for this year.

TABLE 10: Loan Loss Experience (continued)

	Years Ended December 31,

	2005	2004	2003	2002	2001

	($ in Thousands)
Net loan charge offs (recoveries):
Commercial, financial, and agricultural	$5,504	$2,767	$9,804	$13,875	$10,283
Real estate construction	575	16	1,137	1,399	1,631
Commercial real estate	(3,650)	6,179	13,026	5,337	3,336
Lease financing	259	242	385	194	78

Total commercial	2,688	9,204	24,352	20,805	15,328
Home equity(1)	3,210	2,464	2,070	1,446	588
Installment	5,245	4,989	4,463	4,391	3,840

Total retail	8,455	7,453	6,533	5,837	4,428
Residential mortgage(1)	1,517	621	847	1,705	482

Total net charge offs	$12,660	$17,278	$31,732	$28,347	$20,238

Net loan charge offs (recoveries) as a percent of total net charge offs:
Total commercial	21%	53%	77%	73%	76%
Total retail	67%	43%	20%	21%	22%
Residential mortgage(1)	12%	4%	3%	6%	2%

TABLE 11: Allocation of the Allowance for Loan Losses

	As of December 31,

		% of		% of		% of		% of		% of
		Loan		Loan		Loan		Loan		Loan
		Type to		Type to		Type to		Type to		Type to
		Total		Total		Total		Total		Total
	2005	Loans	2004	Loans	2003	Loans	2002	Loans	2001	Loans

	($ in Thousands)
Allowance allocation:
Commercial, financial, & agricultural	$85,125	22%	$79,882	20%	$63,939	21%	$64,965	22%	$44,071	20%
Real estate construction	13,643	12	12,263	11	10,777	10	9,106	9	7,977	9
Commercial real estate	67,914	27	62,200	28	69,947	32	57,010	30	47,810	29
Lease financing	590	—	502	—	234	—	230	—	327	—
Residential real estate(1)	23,963	32	23,668	33	15,784	30	17,778	32	14,084	35
Installment	12,169	7	11,247	8	7,449	7	4,613	7	5,683	7
Unallocated	—	—	—	—	9,492	—	8,839	—	8,252	—

Total allowance for loan losses	$203,404	100%	$189,762	100%	$177,622	100%	$162,541	100%	$128,204	100%

Allowance category as a percent of total allowance:
Commercial, financial, & agricultural	42%		42%		36%		40%		34%
Real estate construction	7		6		6		6		6
Commercial real estate	33		33		39		35		37
Lease financing	—		—		—		—		—
Residential real estate	12		13		9		11		11
Installment	6		6		4		3		5
Unallocated	—		—		6		5		7

Total allowance for loan losses	100%		100%		100%		100%		100%

(1)	Residential real estate includes home equity lines, residential mortgage junior liens, and residential mortgage loans for all periods presented.
Determining the adequacy of the allowance for loan losses is a function of evaluating a number of factors, including but not limited to changes in the loan portfolio (see Table 8), net charge offs (see Table 10), nonperforming loans (see Table 12), and evaluating specific credits. As previously discussed, 2005 and 2004 net charge offs as a percent of average loans declined after two years of higher than historical levels, particularly in commercial net charge offs, aided by lower gross charge offs in 2004 and by higher recoveries in 2005. As discussed under section “Loans,” total loans were $15.2 billion at December 31, 2005, up $1.3 billion over December 31, 2004 attributable largely to the $1.0 billion State Financial loans acquired, but also from organic growth primarily in commercial and home equity loans. Commercial loans grew to represent 61% of total loans (compared to 59% year-end 2004 and 63% year-end 2003), while retail loans represented 20% of total loans (versus 21% at December 31, 2004, and 18% at December 31, 2003). Growth and mix of loans impacts the overall inherent risk characteristics of the loan portfolio (see section “Loans” which discusses credit risks related to the different loan types). Nonperforming loans moved similarly to net charge off activity, representing 0.65% of total loans at December 31, 2005, down from 0.83% and 1.18% at year-end 2004 and 2003, respectively. Nonperforming loans were $98.6 million at December 31, 2005, down from $115.0 million at year-end 2004 and $121.5 million at year-end 2003. The majority of the improvement in nonperforming loans during 2005 and 2004 was attributable to the paydowns or other resolutions on several large problem credits. See Table 12 and section “Nonperforming Loans, Potential Problem Loans, and Other Real Estate Owned” for additional details and discussion.
The Corporation’s process designed to assess the adequacy of the allowance for loan losses includes an allocation methodology, as well as management’s ongoing review and grading of the loan portfolio into criticized loan categories (defined as specific loans warranting either specific allocation, or a criticized status of watch, special mention, substandard, doubtful, or loss). The allocation methodology focuses on evaluation of facts and issues related to specific loans, the risk inherent in specific loans, changes in the size and character of the loan portfolio, changes in levels of impaired and other nonperforming loans, concentrations of loans to specific borrowers or industries, existing economic conditions, underlying collateral, historical losses and delinquencies on each portfolio category, and other qualitative and quantitative factors. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the portfolio. The allocation of the Corporation’s allowance for loan losses for the last five years is shown in Table 11.
The allocation methodology was similar for all years, with a refinement beginning in 2004, whereby the Corporation segregated its loss factors allocations (used for both criticized and non-criticized loans) into a component primarily based on historical loss rates and a component primarily based on other qualitative factors that may affect loan collectibility. Management does not believe the refined method produced a significantly different result from the method used in 2003 and prior years. The following describes the Corporation’s process for 2005 and 2004. Management allocates the allowance for loan losses for credit losses by pools of risk. First, a valuation allowance estimate is established for specifically identified commercial and commercial real estate loans determined to be impaired by the corporation, using discounted cash flows, estimated fair value of underlying collateral, and/or other data available. Second, management allocates allowance for loan losses with loss factors, for criticized loan pools by loan type as well as for non-criticized loan pools by loan type, primarily based on historical loss rates after considering loan type, historical loss and delinquency experience, and industry statistics. Loans that have been criticized are considered to have greater inherent risk of loss than non-criticized loans, as circumstances were present to support the lower loan grade, warranting higher loss factors. The loss factors applied in the methodology are expected to be relatively static year-over-year but are periodically re-evaluated. There were no changes in loss factors assigned to criticized and non-criticized loan pools by type between 2005 and 2004; however, between 2004 and 2003 the loss factors were similar (but with reductions made in factors for commercial real estate and residential real estate types to align closer to historical loss levels). And third, management allocates allowance for loan losses to absorb unrecognized losses that may not be provided for by the other components due to other factors evaluated by management, such as limitations within the credit risk grading process, known current economic or business conditions that may not yet show in trends, industry or other concentrations with current issues that impose higher inherent risks than are reflected in the loss factors, and other relevant considerations. At December 31, 2005 and 2004, this third allocation, which was previously noted in Table 11 as unallocated, was completely assigned to loan types, as reflected in Table 11.
At year-end 2005, 48% of the allowance for loan losses (compared to 45% at year-end 2004) was allocated to criticized loans, including $5 million of allowance provided for a previously disclosed commercial manufacturing credit ($7 million outstanding at December 31, 2005) for which management has continuing doubts concerning the future collectibility of the loan. During 2005, the Corporation received a $4 million paydown on this commercial manufacturing credit and, therefore, the provided allowance was reduced from $10 million to

$5 million after evaluation of the remaining credit. The allocation of the allowance by loan type between 2005 and 2004 was minimally changed with a slight increase to real estate construction from residential real estate. The amount allocated to real estate construction at December 31, 2005, was $13.6 million (up $1.4 million), representing 7% (versus 6% at December 31, 2004). The increased allocation to real estate construction loans was made given the rise in real estate construction loans in nonperforming loans (16% versus 6% at year-end 2004), the increase in their percentage of total loan mix (12% at year-end 2005 versus 11% at year-end 2004), and higher net charge offs ($0.6 million for 2005 compared to none for 2004). The amount allocated to commercial real estate loans at year-end 2005 was $67.9 million (up $5.7 million), representing 33% of the allowance for loan losses at year-end 2005 and 2004. The additional amount allocated to commercial real estate loans was primarily based on a higher amount of these loans in criticized categories (9% versus 7% at year-end 2004) and other indicators of a potentially softening commercial real estate market. The largest portion of the allowance at year-end 2005 was allocated to commercial, financial and agricultural loans, and was $85.1 million (up $5.2 million), representing 42% of the allowance for loan losses at year end 2005 and 2004. The commercial, financial and agricultural allowance allocation is supported by an increase in these loans as a percentage of total loan mix (22% at year-end 2005 versus 20% at year-end 2004) and higher gross charge offs ($9.5 million for 2005 versus $4.6 million for 2004), though minimal change in the amount of these loans in criticized categories (15% versus 14% at year-end 2004), and a decline in nonperforming commercial, financial and agricultural loans (28% compared to 35% for year-end 2004). The allowance allocations to residential real estate (12% versus 13% for year-end 2004) and installment loans (6% for both years) were relatively unchanged between 2005 and 2004, though were increased between 2004 and 2003 as there were and continue to be concerns about the impact of rising rates on consumer debt, the growth in the use of home equity, and uncertain other economic conditions.
The allocation methods used for December 31, 2004 and 2003 were comparable. At year-end 2004, 45% of the allowance for loan losses (compared to 57% at year-end 2003) was allocated to criticized loans, including $10 million of allowance identified for a previously disclosed commercial manufacturing credit ($15 million outstanding at December 31, 2004) for which management had doubts concerning the future collectibility of the loan. The primary shift in the allowance allocation between 2004 and 2003 was from commercial real estate to commercial, financial, and agricultural. The amount allocated to commercial real estate loans at year-end 2004 was $62.2 million, representing 33% (down from 39% at year-end 2003) of the allowance for loan losses, partly due to applying lower loss factors to this loan type in 2004 versus 2003 as mentioned earlier. Supporting this lower allocation was: a) a lesser amount of these loans in criticized categories (7% versus 10% at year-end 2003); b) lower gross charge offs ($7.7 million compared to $13.7 million for 2003); and c) fewer commercial real estate loans in nonperforming loans (33% compared to 44% at year-end 2003). On the other hand, the allowance allocated to commercial, financial and agricultural loans was $79.9 million at year-end 2004, representing 42% (versus 36% at year-end 2003) of the allowance for loan losses. While certain indicators were relatively steady for commercial, financial, and agricultural loans, such as minimal change in their percentage of total loans (20% at year-end 2004 versus 21%) or of their percentage of nonperforming loans (35% compared to 36% at year-end 2003), and lower gross charge offs, the higher allocation was made given additional loans which are currently not criticized but exhibit concerns to management due to industry issues or the slower than expected improvement in the individual credit relationships. Allowance allocations were higher to residential real estate (particularly influenced by the growth of home equity) and to installment loans as current economic conditions of rising rates and growing consumer debt carried uncertainties requiring management’s judgment as to the impact on individual borrowers.
Management believes the allowance for loan losses to be adequate at December 31, 2005.
Consolidated net income could be affected if management’s estimate of the allowance for loan losses is subsequently materially different, requiring additional or less provision for loan losses to be recorded. Management carefully considers numerous detailed and general factors, its assumptions, and the likelihood of materially different conditions that could alter its assumptions. While management uses currently available information to recognize losses on loans, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions and the impact of such change on the Corporation’s borrowers. Additionally, the number of large credit relationships over the Corporation’s $25 million internal hurdle has been increasing in recent years. Larger credits do not inherently create more credit risk, but can create wider fluctuations in asset quality measures. As an integral part of their examination process, various federal and state regulatory agencies also review the allowance for loan losses. These agencies may require that certain loan balances be charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.
Nonperforming Loans, Potential Problem Loans, and Other Real Estate Owned
Management is committed to an aggressive nonaccrual and problem loan identification philosophy. This philosophy is implemented through the ongoing monitoring and review of all pools of risk in the loan portfolio to ensure that problem loans are identified quickly and the risk of loss is minimized.
Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, loans 90 days or more past due but still accruing, and restructured loans. The Corporation specifically excludes from its definition of nonperforming loans student loan balances that are 90 days or more past due and still accruing and that have contractual government guarantees as to collection of principal and interest. The Corporation had approximately $13.5 million, $14.5 million, and $13.0 million at December 31, 2005, 2004, and 2003, respectively, of nonperforming student loans.
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

TABLE 12: Nonperforming Loans and Other Real Estate Owned

	December 31,

	2005	2004	2003	2002	2001

		($ in Thousands)
Nonaccrual loans:
Commercial	$68,304	$85,955	$95,786	$72,996	$32,412
Residential mortgage	15,912	16,088	11,937	15,334	14,707
Retail	11,097	10,718	6,221	5,802	1,119

Total nonaccrual loans	95,313	112,761	113,944	94,132	48,238
Accruing loans past due 90 days or more:
Commercial	148	659	5,791	1,071	1,718
Residential mortgage	—	—	80	—	173
Retail	3,122	1,494	1,624	2,841	1,758

Total accruing loans past due 90 days or more	3,270	2,153	7,495	3,912	3,649
Restructured loans (commercial)	32	37	43	1,258	238

Total nonperforming loans	98,615	114,951	121,482	99,302	52,125
Other real estate owned	11,336	3,915	5,457	11,448	2,717

Total nonperforming assets	$109,951	$118,866	$126,939	$110,750	$54,842

Ratios at year end:
Nonperforming loans to total loans	0.65%	0.83%	1.18%	0.96%	0.58%
Nonperforming assets to total assets	0.50%	0.58%	0.83%	0.74%	0.40%
Allowance for loan losses to nonperforming loans	206%	165%	146%	164%	246%
Allowance for loan losses to total loans at end of year	1.34%	1.37%	1.73%	1.58%	1.42%

Nonperforming loans at December 31, 2005, were $98.6 million, compared to $115.0 million at December 31, 2004, and $121.5 million at December 31, 2003. The ratio of nonperforming loans to total loans at the end of 2005 was 0.65%, as compared to 0.83% and 1.18% at December 31, 2004 and 2003, respectively. Of the $16.4 million decrease in nonperforming loans between year-end 2004 and 2005, nonaccrual loans decreased $17.5 million (driven by lower commercial nonaccrual loans), while accruing loans past due 90 days or more increased $1.1 million (predominantly in retail loans). Of the $6.5 million decrease in nonperforming loans between year-end 2003 and 2004, nonaccrual loans decreased $1.2 million and accruing loans past due 90 days or more decreased $5.3 million. The Corporation’s allowance for loan losses to nonperforming loans was 206% at year-end 2005, up from 165% at year-end 2004 and 146% at year-end 2003.
The improving trend in nonperforming loans was primarily due to decreases in commercial nonperforming loans (primarily attributable to the payment or resolution of specific larger commercial credits). The most significant reductions in commercial nonaccrual loans during 2005 were attributable to the payments on two large problem credits (including a $13 million payment on a commercial credit within the food industry and a $4 million payment on a commercial manufacturing credit), net of the commercial nonaccrual loans acquired from State Financial, which totaled approximately $5 million at year-end. Commercial nonaccrual loans were $68.3 million at December 31, 2005 (down $17.7 million from year-end 2004), and represented 72%, 76%, and 84% of total nonaccrual loans at year-end 2005, 2004, and 2003, respectively. More specifically, commercial, financial, and agricultural nonaccrual loans were $28.0 million at year-end 2005 (down $12.3 million from year-end 2004), while commercial real estate nonaccrual loans were $40.3 million at December 31, 2005 (down $5.4 million from December 31, 2004). Additionally, accruing commercial loans past due 90 days or more were $0.1 million at December 31, 2005 (down $0.5 million from year-end 2004), and represented 5%, 31%, and 77% of total accruing loans past due 90 days or more at year-end 2005, 2004, and 2003, respectively.

For year-end 2004 versus 2003, the $9.8 million improvement in commercial nonaccrual loans was predominantly attributable to the payment or other resolutions on specific larger commercial credits (including resolutions of the two credits totaling $20 million at year-end 2003, which at December 31, 2004 one credit was paid in full and the other credit had a remaining outstanding balance of $0.6 million), despite approximately $16 million in nonperforming loans acquired with First Federal at year-end and the addition of a $16 million commercial credit in the food industry in late 2004. The $5.3 million decrease from year-end 2003 to year-end 2004 in accruing loans past due 90 days or more was primarily attributable to one large commercial credit ($2.5 million at December 31, 2003), which was subsequently transferred to nonaccrual status.
Other real estate owned increased to $11.3 million at December 31, 2005, compared to $3.9 million and $5.5 million at year-end 2004 and 2003, respectively. The change in other real estate owned during 2005 was predominantly due to the addition of a $4.6 million tract of bank-owned vacant land reclassified into other real estate owned, a $1.6 million increase in residential real estate owned, and a $1.3 million increase in commercial real estate owned. Net gains on sales of other real estate owned were $735,000, $661,000, and $472,000 for 2005, 2004, and 2003, respectively. Management actively seeks to ensure properties held are monitored to minimize the Corporation’s risk of loss.
The following table shows, for those loans accounted for on a nonaccrual basis and restructured loans for the years ended as indicated, the approximate gross interest that would have been recorded if the loans had been current in accordance with their original terms and the amount of interest income that was included in interest income for the period.
TABLE 13: Foregone Loan Interest

	Years Ended December 31,

	2005	2004	2003

	($ in Thousands)
Interest income in accordance with original terms	$6,847	$7,427	$7,620
Interest income recognized	(3,157)	(2,866)	(2,898)

Reduction in interest income	$3,690	$4,561	$4,722

Potential problem loans are certain loans bearing criticized loan risk ratings by management but that are not in nonperforming status; however, there are circumstances present to create doubt as to the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that the Corporation expects losses to occur but that management recognized a higher degree of risk associated with these loans. The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in the determination of the level of the allowance for loan losses. The loans that have been reported as potential problem loans are not concentrated in a particular industry but rather cover a diverse range of businesses. At December 31, 2005, potential problem loans totaled $333 million, compared to $234 million at December 31, 2004. The $99 million increase from year-end 2004 to year-end 2005 is primarily attributable to deterioration of certain commercial loans in various industries (accountable for approximately $56 million of the increase) and the State Financial acquisition (accountable for approximately $26 million of the increase).
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

At December 31, 2005, the total carrying value of investment securities was $4.7 billion (down $104 million or 2.2% versus year-end 2004), representing 21% of total assets compared to 23% at year-end 2004. During fourth quarter 2005, the Corporation acquired $348 million of investment securities with the State Financial acquisition, and yet also began an initiative to reduce wholesale borrowings over time using cash flows from maturing investments, which reduced investments by approximately $430 million in the fourth quarter. Comparatively, and in response to a corporate decision to grow the investment portfolio in 2004, the total carrying value of investment securities was $4.8 billion at December 31, 2004 (including $665 million added from First Federal at acquisition) versus $3.8 billion at December 31, 2003. On average, the investment portfolio was $4.8 billion for 2005, up $0.8 billion compared to 2004, and represented 25% and 26% of average earning assets for 2005 and 2004, respectively. This increase in the average balances of investments was attributable largely to the portfolios added with the acquisitions, with the majority of the increase in mortgage-related securities.
TABLE 14: Investment Securities Portfolio

	At December 31,

		% of		% of		% of
	2005	Total	2004	Total	2003	Total

	($ in Thousands)
Investment Securities Available for Sale:
U.S. Treasury securities	$54,839	1%	$33,177	1%	$36,588	1%
Federal agency securities	212,225	5	175,290	4	167,859	4
Obligations of state and political subdivisions	956,444	20	876,208	18	868,974	24
Mortgage-related securities	3,047,134	65	3,238,502	68	2,232,920	61
Other securities (debt and equity)	446,847	9	413,938	9	368,388	10

Total amortized cost	$4,717,489	100%	$4,737,115	100%	$3,674,729	100%

U.S. Treasury securities	$54,577	1%	$33,023	1%	$36,759	1%
Federal agency securities	208,903	4	176,064	4	172,713	4
Obligations of state and political subdivisions	977,728	21	921,713	19	927,485	25
Mortgage-related securities	2,995,512	64	3,237,485	67	2,233,412	59
Other securities (debt and equity)	474,885	10	447,059	9	403,415	11

Total fair value and carrying value	$4,711,605	100%	$4,815,344	100%	$3,773,784	100%

Net unrealized holding gains/(losses)	$(5,884)		$78,229		$99,055

At December 31, 2005, the Corporation’s securities portfolio did not contain securities of any single issuer that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 10% of stockholders’ equity or approximately $232 million.
Federal Reserve stock ($56.9 million and $25.5 million at year end 2005 and 2004, respectively) and Federal Home Loan Bank (“FHLB”) stock ($204.5 million and $177.9 million at year end 2005 and 2004, respectively) are included in other securities. The Corporation is required to maintain these equity securities as a member of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other tradable equity securities, their fair value is equal to amortized cost, and no other-than-temporary impairments have been recorded during 2005 or 2004.
At December 31, 2005 and 2004, mortgage-related securities (which include predominantly mortgage-backed securities and collateralized mortgage obligations (CMOs)) represented 64% and 67%, respectively, of total investment securities based on fair value. The fair value of mortgage-related securities is subject to inherent risks based upon the future performance of the underlying collateral (i.e. mortgage loans) for these securities, such as prepayment risk and interest rate changes.

No other-than-temporary impairments were recorded against earnings during 2005. During 2004, the Corporation’s FHLMC preferred stock securities (included in other securities) were determined to have other-than-temporary impairment that resulted in a write-down on these securities of $2.2 million. At December 31, 2005, the carrying value of the FHLMC preferred stock was $8.6 million. A CMO (included in mortgage-related securities) was determined to have other-than-temporary impairment that resulted in write-downs on the security of $0.3 million during 2003 and $0.2 million during 2004, based on continued evaluation. At December 31, 2005, this CMO had a carrying value of $0.7 million. See Note 1, “Summary of Significant Accounting Policies,” and Note 3, “Investment Securities,” of the notes to consolidated financial statements for additional information.
TABLE 15: Investment Securities Portfolio Maturity Distribution (1)— At December 31, 2005

	Investment Securities Available for Sale - Maturity Distribution and Weighted Average Yield

			After one		After five				Mortgage-related
	Within		but within		but within		After		and equity		Total		Total
	one year		five years		ten years		ten years		securities		Amortized Cost		Fair Value

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount

	($ in Thousands)
U. S. Treasury securities	$52,843	1.60%	$1,996	4.05%	$—	—	$—	—	$—	—	$54,839	1.69%	$54,577
Federal agency securities	15,450	4.89	196,775	3.94	—	—	—	—	—	—	212,225	4.01	208,903
Obligations of states and political subdivisions(2)	64,247	6.75	378,492	6.97	326,918	6.31%	186,787	7.04%	—	—	956,444	6.74	977,728
Other debt securities	108,586	5.38	23,968	5.69	300	4.97	32,199	5.50	—	—	165,053	5.45	166,105
Mortgage-related securities	—	—	—	—	—	—	—	—	3,047,134	4.43%	3,047,134	4.43	2,995,512
Equity securities	—	—	—	—	—	—	—	—	281,794	4.29	281,794	4.29	308,780

Total amortized cost	$241,126	4.89%	$601,231	5.92%	$327,218	6.31%	$218,986	6.81%	$3,328,928	4.42%	$4,717,489	4.88%	$4,711,605

Total fair value and carrying value	$241,708		$610,616		$330,986		$224,003		$3,304,292				$4,711,605

(1)	Expected maturities will differ from contractual maturities, as borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

(2)	Yields on tax-exempt securities are computed on a taxable equivalent basis using a tax rate of 35% and have not been adjusted for certain disallowed interest deductions.
Deposits
Deposits are the Corporation’s largest source of funds. Selected period-end deposit information is detailed in Note 7, “Deposits,” of the notes to consolidated financial statements, including a maturity distribution of all time deposits at December 31, 2005. A maturity distribution of certificates of deposits and other time deposits of $100,000 or more at December 31, 2005 is shown in Table 17. Table 16 summarizes the distribution of average deposit balances. See also section “Liquidity.”
The Corporation competes with other bank and nonbank institutions, as well as with investment alternatives such as money market or other mutual funds and brokerage houses, for deposits. Challenges to deposit growth include a cyclical decline in deposits during first quarter, competitive pricing pressures, pricing deposits up in the anticipated rising rate environment, customer behavior shifting deposits to higher-costing deposit products, and potential disintermediation to improving stock markets. Additionally, deposit retention related to acquisitions is most at risk typically in the first year following acquisition. The Corporation’s nonbrokered deposit growth was impacted by competitive factors, as well as other investment opportunities available to customers.
At December 31, 2005, deposits were $13.6 billion, up $0.8 billion or 6.2% over December 31, 2004, including $1.0 billion added from State Financial at acquisition. Excluding State Financial, total deposits were 2.1% lower than December 31, 2004. The sale of one branch during 2005 reduced deposits by $17 million, while the sale of two branches during 2004 reduced deposits by $20 million.

The mix of period-end deposits changed slightly, with State Financial having negligible impact on mix. At December 31, 2005, noninterest-bearing demand deposits were 18% of deposits compared to 19% at year-end 2004, total time deposits were 36% of deposits versus 34% at year-end 2004, and interest-bearing transaction accounts (savings, interest-bearing demand, and money market deposits) were 46% of deposits versus 47% at the end of 2004.
The mix of average deposits was minimally affected by the acquisitions and more by a shift in customer preferences as interest rates rose. Average deposits were $12.5 billion for 2005, up $2.3 billion or 22.9% over the average for 2004. Average nonbrokered deposits for 2005 were $12.1 billion, up $2.2 billion or 21.8% compared to 2004. Given the higher interest rate environment, total average time deposits increased to 36% of average deposits for 2005 compared to 32% for 2004, shifting out of interest-bearing transaction accounts (46% for 2005 versus 50% for 2004).
TABLE 16: Average Deposits Distribution

	2005		2004		2003

	Amount	% of Total	Amount	% of Total	Amount	% of Total

	($ in Thousands)
Noninterest-bearing demand deposits	$2,259,928	18%	$1,867,111	18%	$1,677,891	18%
Interest-bearing demand deposits	2,337,462	19	2,406,280	24	1,827,304	20
Savings deposits	1,125,417	9	967,930	10	928,147	10
Money market deposits	2,262,369	18	1,628,208	16	1,623,438	17
Brokered certificates of deposit	394,305	3	232,066	2	178,853	2
Other time and certificates of deposit	4,083,500	33	3,042,933	30	3,063,873	33

Total deposits	$12,462,981	100%	$10,144,528	100%	$9,299,506	100%

Nonbrokered deposits	$12,068,676	97%	$9,912,462	98%	$9,120,653	98%

TABLE 17: Maturity Distribution-Certificates of Deposit and Other Time Deposits of $100,000 or More

	December 31, 2005

			Total Certificates of
	Certificates		Deposits and Other
	of Deposit	Other Time Deposits	Time Deposits

	($ in Thousands)
Three months or less	$727,958	$55,781	$783,739
Over three months through six months	194,624	20,918	215,542
Over six months through twelve months	303,380	36,100	339,480
Over twelve months	435,835	—	435,835

Total	$1,661,797	$112,799	$1,774,596

Other Funding Sources
Other funding sources, including short-term borrowings and long-term funding (“wholesale funds”), were $6.0 billion at December 31, 2005, up $484 million from $5.5 billion at December 31, 2004. See also section “Liquidity.” Long-term funding at December 31, 2005, was $3.3 billion, up $744 million from December 31, 2004, due primarily to the issuance of $475 million of bank notes, and net increases of $160 million in long-term repurchase agreements and $132 million in long-term FHLB advances (including balances acquired with the State Financial acquisition). See Note 9, “Long-term Funding,” of the notes to consolidated financial statements for additional information on long-term funding.

Short-term borrowings are comprised primarily of Federal funds purchased; securities sold under agreements to repurchase; short-term FHLB advances; notes payable to banks; and treasury, tax, and loan notes. Short-term borrowings at December 31, 2005 were $2.7 billion, $260 million lower than December 31, 2004, primarily in bank notes and FHLB advances. The FHLB advances included in short-term borrowings are those with original maturities of less than one year. The treasury, tax, and loan notes are demand notes representing secured borrowings from the U.S. Treasury, collateralized by qualifying securities and loans. This funding program provides funds at the discretion of the U.S. Treasury that may be called at any time. Many short-term borrowings, particularly Federal funds purchased and securities sold under agreements to repurchase, are expected to be reissued and, therefore, do not represent an immediate need for cash. See Note 8, “Short-term Borrowings,” of the notes to consolidated financial statements for additional information on short-term borrowings, and Table 18 for specific disclosure required for major short-term borrowing categories.
TABLE 18: Short-Term Borrowings

	December 31,

	2005	2004	2003

	($ in Thousands)
Federal funds purchased and securities sold under agreements to repurchase:
Balance end of year	$2,507,087	$2,437,088	$1,340,996
Average amounts outstanding during year	2,329,204	2,038,981	1,821,220
Maximum month-end amounts outstanding	2,570,114	2,509,956	2,235,928
Average interest rates on amounts outstanding at end of year	4.07%	2.13%	1.05%
Average interest rates on amounts outstanding during year	3.21%	1.42%	1.28%
On average, wholesale funds were $6.2 billion for 2005, up $1.6 billion or 35.2% over 2004, supporting (together with a $2.3 billion increase in average deposits) the year-over-year increase in average earning assets. The mix of wholesale funding shifted toward long-term borrowing instruments, with average long-term funding increasing to 55.5% of wholesale funds compared to 43.5% in 2004, in response to the rise in interest rates and certain asset/ liability objectives. Long-term funding was up $1.4 billion, on average, comprised of increases of $565 million in Federal Home Loan Bank advances, $522 million in bank notes and $355 million in long-term repurchase agreements. Within the short-term borrowing categories, average Federal funds purchased and securities sold under agreements to repurchase increased $290 million, while other short-term borrowing sources were down $120 million.
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
The Corporation’s internal liquidity management framework includes measurement of several key elements, such as wholesale funding as a percent of total assets and liquid assets to short-term wholesale funding. Strong capital ratios, credit quality, and core earnings are essential to retaining high credit ratings and, consequently, cost-effective access to the wholesale funding markets. A downgrade or loss in credit ratings could have an impact on the Corporation’s ability to access wholesale funding at favorable interest rates. As a result, capital ratios, asset quality measurements, and profitability ratios are monitored on an ongoing basis as part of the liquidity management process. At December 31, 2005, the Corporation was in compliance with its liquidity objectives.
While core deposits and loan and investment repayment are principal sources of liquidity, funding diversification is another key element of liquidity management. Diversity is achieved by strategically varying depositor type, term, funding market, and instrument. As noted below, the Parent Company and its subsidiary bank are rated by Moody’s, Standard and Poor’s (S&P), and Fitch. These ratings, along with the Corporation’s other ratings, provide opportunity for greater funding capacity and funding alternatives.
TABLE 19: Credit Ratings at December 31, 2005

Fitch
	Moody’s	S&P		Ratings

Bank short-term	P1	A2		F1
Bank long-term	A2	A-		A-
Corporation short-term	P2	A2		F1
Corporation long-term	A3	BBB	+	A-
Subordinated debt long-term	Baa1	BBB		BBB	+
The Parent Company’s primary funding sources are dividends and service fees from subsidiaries and proceeds from the issuance of equity. Dividends received in cash from subsidiaries totaled $243.0 million in 2005. At December 31, 2005, $228.2 million in dividends could be paid to the parent by its subsidiaries without obtaining prior regulatory approval, subject to the capital needs of the bank. As discussed in Item 1, the subsidiary bank is subject to regulation and, among other things, may be limited in its ability to pay dividends or transfer funds to the Parent Company. Accordingly, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available for the payment of cash dividends to the shareholder or for other cash needs.
The Parent Company also has multiple funding sources that could be used to increase liquidity and provide additional financial flexibility. These sources include two shelf registrations to issue debt and preferred securities or a combination thereof and, used to a lesser degree, a revolving credit facility and commercial paper issuances. The Parent Company has available a $100 million revolving credit facility with established lines of credit from nonaffiliated banks, of which the entire amount was available at December 31, 2005. In addition, under the Parent Company’s $200 million commercial paper program, $25 million of commercial paper was outstanding and $175 million of commercial paper was available at December 31, 2005.
In May 2002, the Parent Company filed a “shelf” registration statement under which the Parent Company may offer up to $300 million of trust preferred securities. In May 2002, $175 million of trust preferred securities were issued, bearing a 7.625% fixed coupon rate. At December 31, 2005, $125 million was available under the trust-preferred shelf. In May 2001, the Parent Company filed a “shelf” registration statement whereby the Parent Company may offer up to $500 million of any combination of the following securities, either separately or in units: debt securities, preferred stock, depositary shares, common stock, and warrants. In August 2001, the Parent Company issued $200 million in a subordinated note offering, bearing a 6.75% fixed coupon rate and 10-year maturity. At December 31, 2005, $300 million was available under the shelf registration.
Investment securities are an important tool to the Corporation’s liquidity objective. As of December 31, 2005, all securities are classified as available for sale and are reported at fair value on the consolidated balance sheet. Of the $4.7 billion investment portfolio at December 31, 2005, $2.7 billion were pledged to secure certain deposits or for other purposes as required or permitted by law, and $261.4 million of Federal Reserve and FHLB stock combined is “restricted” in nature and less liquid than other tradable equity securities (see section “Investment Securities Portfolio” and Note 3, “Investment Securities,” of the notes to consolidated financial statements). The majority of remaining securities could be pledged or sold to enhance liquidity, if necessary.

The bank subsidiary has a variety of funding sources (in addition to key liquidity sources, such as core deposits, loan and investment portfolio repayments and maturities, and loan and investment portfolio sales) available to increase financial flexibility. A bank note program associated with Associated Bank, National Association, was established during 2000. Under this program, short-term and long-term debt may be issued. As of December 31, 2005, $925 million of long-term bank notes were outstanding and $225 million was available under the 2000 bank note program. The Corporation instituted a new bank note program during the third quarter of 2005, of which $2 billion was available at December 31, 2005. The new bank note program will be utilized upon completion of the 2000 bank note program. The bank has also established federal funds lines with major banks and the ability to borrow from the Federal Home Loan Bank ($1.3 billion was outstanding at December 31, 2005). In addition, the bank subsidiary also issues institutional certificates of deposit, from time to time offers brokered certificates of deposit, and to a lesser degree, accepts Eurodollar deposits.
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
For the year ended December 31, 2005, net cash provided from operating and investing activities was $338.1 million and $10.3 million, respectively, while financing activities used net cash of $314.2 million, for a net increase in cash and cash equivalents of $34.2 million since year-end 2004. Generally, net asset growth since year-end 2004 was modest (up 7.7%), primarily attributable to the State Financial acquisition. Deposits and long-term funding were primarily utilized to support the net asset growth, finance the State Financial acquisition, provide for the repayment of short-term borrowings and long-term funding, common stock repurchases, and the payment of cash dividends to the Corporation’s shareholders.
For the year ended December 31, 2004, net cash provided from operating and financing activities was $377.1 million and $968.2 million, respectively, while investing activities used net cash of $1.3 billion, for a net increase in cash and cash equivalents of $58.2 million since year-end 2003. In general, net asset growth since year-end 2003 was strong, primarily due to the First Federal acquisition, as well as organic growth. Therefore, various funding sources were utilized to support the net asset growth, particularly deposits, short-term borrowings, and long-term funding. These funding sources partially financed the First Federal and Jabas acquisitions, provided for the repayment of short-term borrowings and long-term funding, common stock repurchases, and the payment of cash dividends to the Corporation’s shareholders.
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
The following table represents the Corporation’s consolidated static gap position as of December 31, 2005.
TABLE 20: Interest Rate Sensitivity Analysis

	December 31, 2005

	Interest Sensitivity Period
				Total Within
	0-90 Days	91-180 Days	181-365 Days	1 Year	Over 1 Year	Total

	($ in Thousands)
Earning assets:
Loans held for sale	$57,710	$—	$—	$57,710	$—	$57,710
Investment securities, at fair value	627,105	319,634	498,189	1,444,928	3,266,677	4,711,605
Loans(1)	8,810,531	593,969	1,411,099	10,815,599	4,390,865	15,206,464
Other earning assets	32,065	—	—	32,065	—	32,065

Total earning assets	$9,527,411	$913,603	$1,909,288	$12,350,302	$7,657,542	$20,007,844

Interest-bearing liabilities:
Interest-bearing deposits(2)(3)	$1,830,556	$1,529,706	$3,082,793	$6,443,055	$6,600,727	$13,043,782
Other interest-bearing liabilities(3)	5,042,180	22,382	364,352	5,428,914	1,115,176	6,544,090
Interest rate swap	175,000	—	—	175,000	(175,000)	—

Total interest-bearing liabilities	$7,047,736	$1,552,088	$3,447,145	$12,046,969	$7,540,903	$19,587,872

Interest sensitivity gap	$2,479,675	$(638,485)	$(1,537,857)	$303,333	$116,639	$419,972
Cumulative interest sensitivity gap	$2,479,675	$1,841,190	$303,333
12 Month cumulative gap as a percentage of earning assets at December 31, 2005	12.4%	9.2%	1.5%

(1)	Included in loans are $274 million of fixed rate commercial loans that have been swapped from fixed rate to floating rate and have been reflected with their repricing altered for the impact of the swaps.

(2)	The interest rate sensitivity assumptions for demand deposits, savings accounts, money market accounts, and interest-bearing demand deposit accounts are based on current and historical experiences regarding portfolio retention and interest rate repricing behavior. Based on these experiences, a portion of these balances are considered to be long-term and fairly stable and are, therefore, included in the “Over 1 Year” category.

(3)	For analysis purposes, Brokered CDs of $529 million have been included with other interest-bearing liabilities and excluded from interest-bearing deposits.

The static gap analysis in Table 20 provides a representation of the Corporation’s earnings sensitivity to changes in interest rates. It is a static indicator that does not reflect various repricing characteristics and may not necessarily indicate the sensitivity of net interest income in a changing interest rate environment. As of December 31, 2005, the 12-month cumulative gap results were within the Corporation’s interest rate risk policy.
At the end of 2004, the Corporation’s balance sheet was asset sensitive to interest rate movements. (Asset sensitive means that assets will reprice faster than liabilities. In a rising rate environment, an asset sensitive bank will generally benefit.) During 2005, the Corporation remained asset sensitive as a result of issuing long-term funding, growth in demand deposits, and shortening of the mortgage portfolio and investment portfolio due to faster prepayment experience. However, the flattening of the yield curve and competitive pricing pressures substantially offset the benefits to net interest income from the interest rate increases that occurred during the second half of 2004 and throughout 2005. For 2006, the Corporation believes it is positioned to benefit from rising rates, assuming anticipated increases by the Federal Reserve and a steepening of the yield curve, though such potential benefit is at risk to other factors, such as competitive pricing pressures that are expected to continue in 2006, future changes in our balance sheet mix from management action and/or from customer behavior relative to loan or deposit products, and challenges to deposit growth in general. See also section “Net Interest Income.”
Interest rate risk of embedded positions (including prepayment and early withdrawal options, lagged interest rate changes, administered interest rate products, and cap and floor options within products) require a more dynamic measuring tool to capture earnings risk. Earnings simulation and economic value of equity are used to more completely assess interest rate risk.
Simulation of earnings: Along with the static gap analysis, determining the sensitivity of short-term future earnings to a hypothetical plus or minus 100 bp and 200 bp parallel rate shock can be accomplished through the use of simulation modeling. In addition to the assumptions used to create the static gap, simulation of earnings included the modeling of the balance sheet as an ongoing entity. Future business assumptions involving administered rate products, prepayments for future rate-sensitive balances, and the reinvestment of maturing assets and liabilities are included. These items are then modeled to project net interest income based on a hypothetical change in interest rates. The resulting net interest income for the next 12-month period is compared to the net interest income amount calculated using flat rates. This difference represents the Corporation’s earnings sensitivity to a plus or minus 100 bp parallel rate shock.
The resulting simulations for December 31, 2005, projected that net interest income would increase by approximately 0.1% of budgeted net interest income if rates rose by a 100 bp shock, and projected that the net interest income would decrease by approximately 0.9% if rates fell by a 100 bp shock. At December 31, 2004, the 100 bp shock up was projected to increase budgeted net interest income by approximately 1.2%, and the 100 bp shock down was projected to decrease budgeted net interest income by approximately 2.6%. As of December 31, 2005, the simulation of earnings results was within the Corporation’s interest rate risk policy.
Economic value of equity: Economic value of equity is another tool used to measure the impact of interest rates on the value of assets, liabilities, and off-balance sheet financial instruments. This measurement is a longer-term analysis of interest rate risk as it evaluates every cash flow produced by the current balance sheet.
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
The projected changes for earnings simulation and economic value of equity for both 2005 and 2004 were within the Corporation’s interest rate risk policy.

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
The table below summarizes interest rate swaps at December 31, 2005 by maturity date. Not included in the table below were customer swaps and caps with a notional amount of $224.6 million as of December 31, 2005, for which the Corporation has mirror swaps and caps. The change in fair value of these customer swaps and caps is recorded in earnings. The net impact of these swaps and caps for 2005 was immaterial.

Table 21:	Interest Rate Swap Hedging Portfolio Notional Balances and Yield by Maturity Date at December 31, 2005

		Weighted Average	Weighted Average
Maturity	Notional Amount	Rate Received	Rate Paid

	($ in Thousands)
Less than 1 year	$19,203	6.45%	6.11%
1 - 5 years	173,190	6.51	6.52
5 - 10 years	68,166	6.30	6.84
Over 10 years	188,596	7.47	5.57

	$449,155	6.88%	6.15%

To hedge against rising interest rates, the Corporation may use interest rate caps. Counterparties to these interest cap agreements pay the Corporation based on the notional amount and the difference between current rates and strike rates. At December 31, 2005, there was a $200 million interest rate cap outstanding, which had a six-month LIBOR strike of 4.72%. To hedge against falling interest rates, the Corporation may use interest rate floors. Like caps, counterparties to interest rate floor agreements pay the Corporation based on the notional amount and the difference between current rates and strike rates. There were no floors outstanding at December 31, 2005.
Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities
Through the normal course of operations, the Corporation has entered into certain contractual obligations and other commitments, including but not limited to those most usually related to funding of operations through deposits or debt, commitments to extend credit, derivative contracts to assist management of interest rate exposure, and to a lesser degree leases for premises and equipment. Table 22 summarizes significant contractual obligations and other commitments at December 31, 2005, at those amounts contractually due to the recipient, not including any interest, unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

Table 22:	Contractual Obligations and Other Commitments

	Note	One Year	One to	Three to	Over
	Reference	or Less	Three Years	Five Years	Five Years	Total

	($ in Thousands)
Time deposits	7	$3,118,750	$1,410,266	$156,924	$119,775	$4,805,715
Short-term borrowings	8	2,666,307	—	—	—	2,666,307
Long-term funding	9	1,000,806	1,840,788	17,481	482,318	3,341,393
Operating leases	6	12,072	20,687	14,463	23,568	70,790
Commitments to extend credit	13	4,015,389	895,840	542,842	95,471	5,549,542

Total		$10,813,324	$4,167,581	$731,710	$721,132	$16,433,747

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
The Corporation’s derivative contracts, under which the Corporation is required to either receive cash from or pay cash to counterparties depending on changes in interest rates applied to notional amounts, are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rate change. Because neither the derivative assets and liabilities, nor their notional amounts, do not represent the amounts that may ultimately be paid under these contracts, they are not included in the Table 22. For further information and discussion of derivative contracts, see section “Interest Rate Risk,” and Table 21, and Note 1, “Summary of Significant Accounting Policies,” and Note 14, “Derivative and Hedging Activities,” of the notes to consolidated financial statements.
The Corporation does not have significant off-balance sheet arrangements such as the use of special-purpose entities or securitization trusts. Related to the $74.9 million commitments to originate residential mortgage loans held for sale in Table 22 (included in commitments to extend credit), the Corporation had outstanding forward commitments to sell $101.4 million of loans to various investors as of December 31, 2005, both of which are derivatives (see Note 14, “Derivative and Hedging Activities,” of the notes to consolidated financial statements). Residential mortgage loans sold to others are sold on a nonrecourse basis, though First Federal retained the credit risk on the underlying loans it sold to the FHLB, prior to its acquisition by the Corporation, in exchange for a monthly credit enhancement fee. After acquisition, the Corporation no longer delivered loans to the FHLB under this program. At December 31, 2005, there were $2.0 billion of such loans with credit risk recourse, upon which there have been negligible historical losses. The Corporation also has standby letters of credit (guarantees for payment to third parties of specified amounts if customers fail to pay, carried on-balance sheet at an estimate of their fair value) of $501.0 million, and commercial letters of credit (off-balance sheet commitments generally authorizing a third party to draw drafts on us up to a stated amount and typically having underlying goods shipments at collateral) of $25.0 million at December 31, 2005. Since most of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. See section, “Liquidity.” See also Note 13, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements for further information.
Capital
On April 28, 2004, the Board of Directors declared a 3-for-2 stock split, effected in the form of a stock dividend, payable May 12, 2004, to shareholders of record at the close of business on May 7, 2004. All share and per share data in the accompanying consolidated financial statements has been adjusted to reflect the effect of this stock split. As a result of the stock split, the Corporation distributed approximately 37 million shares of common stock. Any fractional shares resulting from the dividend were paid in cash.

Stockholders’ equity of December 31, 2005, increased $308 million to $2.3 billion, or $17.15 per share compared with $15.56 per share at the end of 2004. Book value per share increased at year-end 2005, primarily due to recording the shares issued in the State Financial transaction at market value, as prescribed by the purchase accounting method. Stockholders’ equity is also described in Note 10, “Stockholders’ Equity,” of the notes to consolidated financial statements.
The increase in stockholders’ equity for 2005 was primarily composed of the issuance of common stock in connection with the State Financial acquisition, the retention of earnings, and the exercise of stock options, with offsetting decreases to stockholders’ equity from the payment of cash dividends and the repurchase of common stock. Additionally, stockholders’ equity at year-end 2005 included $3.9 million of accumulated other comprehensive loss, while year-end 2004 included $41.2 million of accumulated other comprehensive income. Accumulated other comprehensive income declined from lower unrealized gains, net of the tax effect, on securities available for sale (from unrealized gains of $50.0 million at December 31, 2004 to unrealized losses of $3.9 million at December 31, 2005). In conjunction with the Corporation’s change in hedge accounting (as described in Note 14, “Derivative and Hedging Activities,” of the notes to consolidated financial statements), there were no cash flow hedges at December 31, 2005, while the December 31, 2004, balance sheet included unrealized losses on cash flow hedges of $8.8 million, net of the tax effect. Stockholders’ equity to assets at December 31, 2005 was 10.52%, compared to 9.83% at the end of 2004.
TABLE 23: Capital

	At December 31,

	2005	2004	2003

	(In Thousands, except per share data)
Total stockholders’ equity	$2,324,978	$2,017,419	$1,348,427
Tier 1 capital	1,597,826	1,420,386	1,221,647
Total capital	2,013,354	1,817,016	1,572,770
Market capitalization	4,413,845	4,309,765	3,137,330

Book value per common share	$17.15	$15.56	$12.26
Cash dividends per common share	1.0600	0.9767	0.8867
Stock price at end of period	32.55	33.23	28.53
Low closing price for the period	29.09	27.09	21.43
High closing price for the period	34.74	34.85	28.75

Total equity/assets	10.52%	9.83%	8.84%
Tier 1 leverage ratio	7.58	7.79	8.37
Tier 1 risk-based capital ratio	9.73	9.64	10.86
Total risk-based capital ratio	12.26	12.33	13.99

Shares outstanding (period end)	135,602	129,695	109,966
Basic shares outstanding (average)	130,554	113,532	110,617
Diluted shares outstanding (average)	131,931	115,025	111,761

Cash dividends paid in 2005 were $1.06 per share, compared with $0.9767 per share in 2004, an increase of 8.5%. Cash dividends per share have increased at a 9.6% compounded rate during the past five years.
The Corporation regularly reviews the adequacy of its capital to ensure that sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic condition in markets served, and strength of management.
The Corporation and its bank subsidiary continue to have a strong capital base. As of December 31, 2005, the Tier 1 risk-based capital ratios, total risk-based capital (Tier 1 and Tier 2) ratios, and Tier 1 leverage ratios for the Corporation and its bank subsidiary were in excess of regulatory minimum requirements. It is management’s intent to exceed the minimum requisite capital levels. Capital ratios for the Corporation and its significant subsidiaries are included in Note 17, “Regulatory Matters,” of the notes to consolidated financial statements.
The Board of Directors has authorized management to repurchase shares of the Corporation’s common stock each quarter in the market, to be made available for issuance in connection with the Corporation’s employee incentive plans and for other corporate purposes. For the Corporation’s employee incentive plans, the Board of Directors authorized the repurchase of up to 3.0 million shares (750,000 shares per quarter) in 2005 and 2004. Of these authorizations, approximately 0.5 million shares were repurchased for $17.0 million during 2005 at an average cost of $32.58 per share (with approximately 0.8 million shares reissued in connection with stock options exercised), while approximately 1.1 million shares were repurchased for $33.7 million during 2004 at an average cost of $30.45 per share (with approximately 1.0 million shares reissued in connection with stock options exercised).
Additionally, under two separate actions in 2000 and one action in 2003, the Board of Directors authorized the repurchase and cancellation of the Corporation’s outstanding shares, not to exceed approximately 16.5 million shares on a combined basis. During 2005, the Corporation repurchased (and cancelled) approximately 3.0 million shares of its outstanding common stock for $96.4 million or an average cost of $32.40 per share from UBS AG London Branch (“UBS”) under accelerated share repurchase programs. The accelerated share repurchase enabled the Corporation to repurchase the shares immediately, while UBS will purchase the shares in the market over time. The repurchased shares will be subject to future purchase price settlement adjustment. In February 2006, the Corporation settled one of the accelerated share repurchase agreements at an average cost of $32.45 per share. No shares were repurchased under these authorizations during 2004. At December 31, 2005, approximately 2.6 million shares remain authorized to repurchase. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities.
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
Fourth Quarter 2005 Results
Net income for fourth quarter 2005 was $87.6 million, $16.8 million or 23.7% higher than the $70.8 million earned in the fourth quarter of 2004, attributable in part to the full quarter inclusion of the State Financial and First Federal acquisitions in fourth quarter 2005 results. Basic and diluted earnings per share for fourth quarter 2005 were $0.65 and $0.64, respectively, compared to $0.57 for both measures for the fourth quarter 2004. See Table 24 for selected quarterly information.
Net interest income for fourth quarter 2005 of $175.6 million was $17.1 million higher than fourth quarter 2004 and taxable equivalent net interest income of $182.4 million was $17.6 million higher between the fourth quarter periods. Favorable volume variances (from both the acquisitions and organic growth) added $23.4 million to taxable equivalent net interest income, while rate variances were unfavorable by $5.8 million (as increased rates on earning assets added $39.1 million to taxable equivalent interest income, but higher costs of interest-bearing liabilities increased interest expense by $44.9 million).
Average earning assets were $20.1 billion for fourth quarter 2005, an increase of $2.6 billion over fourth quarter 2004 due principally to the acquisitions. Average loans were up $2.3 billion between the fourth quarter periods, while average securities and short-term investments were up $0.3 billion. As a percentage of average earning assets, loans increased to 75.5% for fourth quarter 2005 compared to 73.7% for fourth quarter 2004. Average investment securities experienced a corresponding decrease to 24.5% of earning assets for fourth quarter 2005, reflecting the corporate initiative whereby cash from maturing investment securities was not reinvested, but used to reduce wholesale borrowings and repurchase stock. Average interest-bearing deposits were higher by $1.4 billion and average net free funds were up $0.3 billion, including a $259 million increase in noninterest-bearing demand deposits. The remainder of the growth in average earning assets was funded by a $1.0 billion increase in wholesale funding. For liquidity management purposes, the Corporation strategically shifted wholesale funding balances from short-term borrowings to long-term funding. On average, long-term funding represented 20.9% of interest-bearing liabilities for fourth quarter 2005 compared to 16.3% for the same quarter in 2004.
The Federal Reserve raised rates by 25 bp ten times across the comparable timeframes, resulting in an average Federal funds rate for fourth quarter 2005 of 3.97%, 203 bp higher than the average of 1.94% for fourth quarter 2004. The continued flattening of the yield curve (i.e., rising short-term interest rates without commensurate increases to longer-term interest rates), together with competitive pricing on both loans and deposits, put downward pressure on the margin. The net interest margin was 3.59% in the fourth quarter of 2005, down 15 bp compared to fourth quarter 2004, the net result of a 32 bp lower interest rate spread and 17 bp higher contribution from net free funds. The 32 bp decrease in interest rate spread was a function of a 113 bp increase in the cost of interest-bearing liabilities partially offset by an 81 bp increase in the yield on earning assets. The 17 bp improvement in contribution of net free funds was largely a function of higher interest rates on interest-bearing liabilities which increased the value of noninterest-bearing deposits and other net free funds. The yield on earning assets for fourth quarter 2005 was 6.12% or 81 bp higher than fourth quarter 2004, attributable principally to higher loan yields (up 106 bp), as yields on investment securities rose nominally (up 2 bp). The rate on interest-bearing liabilities increased 113 bp to 2.98%, with the cost of funds repricing upward in the rising rate environment. Interest-bearing deposits were up 91 bp, impacted by aggressive pricing to retain balances and a shift in customer preference to longer term, higher priced deposit products. Wholesale funding cost 149 bp more than the comparable quarter of 2004, with short-term borrowings up 189 bp (mirroring the year-over-year increase in average Federal funds rates) and long-term funding up 102 bp.
The provision for loan losses was $3.7 million for fourth quarter 2005 compared to $3.6 million for fourth quarter 2004, a minimal change (given the $2.3 billion or 17.9% increase in average loans between the comparable quarter periods) that reflects the year-over-year improvement in asset quality. Net charge offs were $3.6 million for both quarters, representing 0.10% of average loans for fourth quarter 2005 versus 0.11% of average loans for fourth quarter 2004. Nonperforming loans to total loans improved to 0.65% at December 31, 2005 compared to 0.83% a year earlier. The allowance for loan losses at December 31, 2005 represented 1.34% of total loans and covered 206% of nonperforming loans. At December 31, 2004 the allowance for loan losses represented 1.37% of total loans and covered 165% of nonperforming loans. See sections, “Loans,” “Allowance for Loan Losses,” and “Nonperforming Loans, Potential Problem Loans, and Other Real Estate Owned” for additional discussion.
Noninterest income in fourth quarter 2005 of $81.0 million (up $22.0 million or 37.3% over fourth quarter 2004) included the 2005 acquisition of State Financial, as well as a full quarter impact of First Federal. Net mortgage banking income was up $6.1 million between fourth quarter periods, comprised of a $4.0 million increase in mortgage banking income and a $2.1 million decrease in MSR expense. Approximately $1.5 billion of the mortgage portfolio serviced for others was sold in the fourth quarter of 2005 for a gain of $5.3 million. This gain was partially offset by lower gains on sales as secondary mortgage production was down between comparable periods ($356 million for fourth quarter 2005 versus $428 million for fourth quarter 2004). Mortgage servicing rights expense was $2.1 million lower, due largely to a $1.3 million recovery of valuation reserve in fourth quarter 2005, while the same quarter in 2004 recorded a $1.0 million addition to the valuation reserve. Service charges on deposit accounts and credit card and other nondeposit fees benefited from the additional volumes associated with the acquisitions. Service charges on deposit accounts were up $6.1 million, notably nonsufficient funds fees, while credit card and other nondeposit fees were up $1.8 million, largely check card inclearing fees and other volume-related card fees. Related to the wealth management segment, trust service fees and retail commission income were each up $0.9 million. The increase in trust service fees was attributable to new business, especially personal trust accounts, plus modest improvement in the stock market between fourth quarter periods. The increase in retail commission income occurred principally in insurance, including employee benefit and credit life insurance commissions and contingency revenue.

Asset sales gains were higher by $2.3 million, with the fourth quarter 2005 including a $1.6 million net premium on the sale of $17 million in branch deposits and a $1.0 million gain on the sale of a bank building, and the fourth quarter of 2004 recording a $0.5 million net premium on the sale of $13 million in branch deposits. Net gains on the sales of investment securities were $1.2 million in fourth quarter 2005, predominantly gains on the sale of corporate stock holdings. For fourth quarter 2004, net losses on securities of $0.7 million were due principally to a $2.2 million other-than-temporary impairment charge on FHLMC preferred stock securities offset by $1.5 million of gains on the sale of equity securities.
Noninterest expense for fourth quarter 2005 was $125.5 million, up $15.6 million or 14.2% over fourth quarter 2004, reflecting the larger operating base associated with the acquisitions. Personnel expenses were higher by $3.4 million: salaries were up $5.3 million or 10.7% due to the 8% increase in average full time equivalent employees between the fourth quarter periods, year-over-year merit increases and higher sales and product commissions, while fringe benefit expenses were lower by $1.9 million, due principally to a reduction in profit sharing. Increases in most other noninterest expense categories were also attributable primarily to the expanded size of operations, including occupancy and equipment expenses (up $2.5 million), supplies and office expenses (up $1.5 million) and data processing (up $1.3 million). Despite the larger operating base, operating efficiencies were implemented and expenses were controlled, as evidenced by an improvement in the efficiency ratio. The efficiency ratio (as defined under the section, “Overview”) was 48.38% for fourth quarter 2005 compared to 49.07% for fourth quarter 2004.
Income tax expense was up $6.7 million between the fourth quarters, with an increase of approximately $7.5 million due to higher net income before taxes partially offset by a decrease of approximately $0.8 million due to a lower effective tax rate. The effective tax rate of 31.2% for fourth quarter 2005 was down slightly from 31.8% for fourth quarter 2004.
TABLE 24: Selected Quarterly Financial Data
The following is selected financial data summarizing the results of operations for each quarter in the years ended December 31, 2005 and 2004:

	2005 Quarter Ended

	December 31	September 30	June 30	March 31

	(In Thousands, except per share data)
Interest income	$304,543	$273,391	$264,943	$251,148
Interest expense	128,948	109,313	98,269	85,240

Net interest income	175,595	164,078	166,674	165,908
Provision for loan losses	3,676	3,345	3,671	2,327
Investment securities gains, net	1,179	1,446	1,491	—
Income before income tax expense	127,424	120,350	108,373	113,712
Net income	$87,641	$81,035	$74,015	$77,470

Basic net income per share	$0.65	$0.63	$0.57	$0.60
Diluted net income per share	0.64	0.63	0.57	0.59
Basic weighted average shares	135,684	127,875	128,990	129,781
Diluted weighted average shares	137,005	129,346	130,463	131,358

	2004 Quarter Ended

	December 31	September 30	June 30	March 31

	(In Thousands, except per share data)
Interest income	$227,550	$184,475	$178,551	$176,546
Interest expense	69,093	51,259	46,672	47,471

Net interest income	158,457	133,216	131,879	129,075
Provision for loan losses	3,603	—	5,889	5,176
Investment securities gains (losses), net	(719)	(6)	(569)	1,931
Income before income tax expense	103,924	91,343	91,868	83,202
Net income	$70,855	$63,366	$64,505	$59,560

Basic net income per share	$0.57	$0.58	$0.59	$0.54
Diluted net income per share	0.57	0.57	0.58	0.53
Basic weighted average shares	123,509	110,137	110,116	110,294
Diluted weighted average shares	125,296	111,699	111,520	111,830
2004 Compared to 2003
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
Net interest income in the consolidated income statements (which excludes the taxable equivalent adjustment) was $552.6 million for 2004, compared to $510.8 million for 2003. Taxable equivalent net interest income was $578.2 million for 2004, $42.5 million or 7.9% higher than 2003. The increase in taxable equivalent net interest income was attributable to higher volumes of earning assets, offset in part by unfavorable interest rate changes. As shown in Table 3, favorable volume variances added $50.6 million to taxable equivalent net interest income (with the growth and composition of earning assets adding $60.2 million and changes in interest-bearing liability volume and mix adding $9.6 million), while unfavorable rate changes reduced net interest income by $8.1 million (with rate changes decreasing interest income on earning assets by $19.9 million and lowering interest expense by $11.8 million).
Net interest income and net interest margin were impacted by generally stable and historically low interest rates during 2003 and the first half of 2004. Since mid-year 2004, the Federal Reserve raised interest rates five times, each by 25 bp. The average Federal funds rate of 1.34% in 2004 was 22 bp higher than the 1.12% average rate in 2003. As shown in Table 2, the net interest margin for 2004 was 3.80%, compared to 3.84% in 2003. The 4 bp compression in net interest margin was attributable to a 2 bp decrease in interest rate spread (the net of an 18 bp decrease in the yield on earning assets, substantially offset by a 16 bp lower cost of interest-bearing liabilities), and a 2 bp lower contribution from net free funds (a function of the overall reduction in the cost of interest-bearing liabilities). For 2004, the yield on earning assets was down 18 bp to 5.21%, comprised of a 30 bp decrease in the yield on securities and other short-term investments (to 4.89%) and a 13 bp decline in the loan yield. The yield on investment securities declined as maturities and principal paydowns in 2004 were reinvested in securities with lower yields. Competitive pricing on new and refinanced loans, the portion of the loan portfolio that is fixed rate and the lag in the repricing of variable rate loans in the rising interest rate environment put pressure on loan yields in 2004, resulting in the 13 bp decrease. The cost of interest-bearing liabilities of 1.67% was 16 bp lower than 2003, aided by the continued low rate environment during the first half of 2004 and the lag in repricing of deposit products in the second half of the year. The combined average cost of interest-bearing deposits was 1.43%, down 19 bp from 2003, benefiting from a larger mix of lower-costing transaction accounts, as well as timing differences in the repricing of deposit products as interest rates began to rise. The cost of wholesale funds (comprised of all short-term borrowings and long-term funding) decreased 11 bp to 2.10% for 2004, benefiting from a favorable mix of lower costing short-term borrowings and timing of the maturity of and reinvestment in higher-rate long-term funds during the year.
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
Total loans were $13.9 billion at December 31, 2004, up $3.6 billion over December 31, 2003, attributable largely to the $2.7 billion of loans acquired with First Federal. Excluding First Federal, total loans grew 8.2%, with commercial loans up $692 million (10.7%), home equity up $253 million (22.2%), and with both residential mortgage and installment loans down, $47 million and $49 million, respectively. Total deposits were $12.8 billion at December 31, 2004, up $3.0 billion over year-end 2003, attributable largely to the $2.7 billion of First Federal deposits acquired. Excluding First Federal, total deposits grew 3.0% over December 31, 2003.
Asset quality during 2003 was affected by the impact of challenging economic conditions on customers, while 2004 benefited from general economic improvements and resolution of problem credits. Nonperforming loans were $115.0 million, representing 0.83% of total loans at year-end 2004, compared to $121.5 million of 1.18% of total loans at year-end 2003. Net charge offs were $17.3 million, a decrease of $14.4 million from 2003, with the majority of the decrease attributable to lower charge offs in the commercial loan portfolio. Net charge offs were 0.15% of average loans compared to 0.30% in 2003. Given asset quality improvements, favorable resolution to problem credits, and an adequate level of allowance for loan losses, the provision for loan losses decreased to $14.7 million compared to $46.8 million in 2003. The ratio of allowance for loan losses to loans was 1.37% and 1.73% at December 31, 2004 and 2003, respectively. The decline in the ratio of allowance for loan losses to total loans at year-end 2004 compared to year-end 2003 was in part the result of acquiring the First Federal thrift balance sheet, which added $14.8 million allowance for loan losses and $2.7 billion of loans (or 0.54% allowance for loan losses to total loans ratio) at consummation in 2004.
As shown in Table 6, noninterest income was $210.2 million for 2004, $6.6 million or 3.1% lower than 2003. Net mortgage banking income decreased $33.2 million or 62.0% to $20.3 million, primarily the result of significantly reduced secondary mortgage loan production ($1.6 billion for 2004, down from $4.3 billion for 2003) and resultant loan sales. Retail commissions of $47.2 million grew $21.6 million or 84.5% over 2003, attributable largely to the acquisitions of the Jabas and CFG insurance agencies in April 2004 and 2003, respectively. Service charges on deposit accounts were $56.2 million, $5.8 million or 11.5% higher then 2003, principally a function of higher volumes associated with the larger deposit account base (notably, First Federal) and moderate fee increases in second quarter 2004. 2003 results included two non-recurring gains (recorded in Other income): a $3.4 million gain recognized in conjunction with a 10-year credit card merchant processing sale and services agreement and a $1.5 million gain on the sale of out-of-market credit card accounts. All other noninterest income combined in 2004 was $4.0 million or 4.9% higher than 2003.
As shown in Table 7, noninterest expense was $377.9 million, up $18.8 million or 5.2% over 2003, reflecting the larger operating base attributable to the 2004 acquisitions. Personnel expense, the largest noninterest expense category, increased $16.5 million or 7.9% over 2003, while all remaining noninterest expense categories increased 1.5% on a combined basis. Excluding only First Federal, total noninterest expense for 2004 would have been approximately $359 million, unchanged from 2003. Income tax expense increased to $112.1 million, up $19.0 million from 2003. The effective tax rate increased to 30.3% in 2004 compared to 28.9% in 2003, primarily attributable to the increase in income before tax and the acquisitions of First Federal and Jabas, with both having higher effective tax rates than the Corporation prior to the acquisitions.
Subsequent Event
On January 25, 2006, the Board of Directors declared a $0.27 per share dividend payable on February 15, 2006, to shareholders of record as of February 6, 2006.
Future Accounting Pronouncements
Note 1, “Summary of Significant Accounting Policies,” of the notes to consolidated financial statements discusses new accounting policies adopted by the Corporation during 2005 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects the Corporation’s financial condition, results of operations, or liquidity, the impacts are discussed in the applicable sections of this financial review and the notes to consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information required by this item is set forth in Item 7 under the captions “Quantitative and Qualitative Disclosures About Market Risk” and “Interest Rate Risk.”

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ASSOCIATED BANC-CORP
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(In Thousands,
	except share and
	per share data)
ASSETS
Cash and due from banks	$460,230	$389,311
Interest-bearing deposits in other financial institutions	14,254	13,321
Federal funds sold and securities purchased under agreements to resell	17,811	55,440
Investment securities available for sale, at fair value	4,711,605	4,815,344
Loans held for sale	57,710	64,964
Loans	15,206,464	13,881,887
Allowance for loan losses	(203,404)	(189,762)

Loans, net	15,003,060	13,692,125
Premises and equipment	206,153	184,944
Goodwill	877,680	679,993
Other intangible assets	120,358	119,440
Other assets	631,221	505,254

Total assets	$22,100,082	$20,520,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$2,504,926	$2,347,611
Interest-bearing deposits, excluding Brokered certificates of deposit	10,538,856	10,077,069
Brokered certificates of deposit	529,307	361,559

Total deposits	13,573,089	12,786,239
Short-term borrowings	2,666,307	2,926,716
Long-term funding	3,348,476	2,604,540
Accrued expenses and other liabilities	187,232	185,222

Total liabilities	19,775,104	18,502,717

Stockholders’ equity
Preferred stock (Par value $1.00 per share, authorized 750,000 shares, no shares issued)	—	—
Common stock (Par value $0.01 per share, authorized 250,000,000 shares, issued 135,697,755, and 130,042,415 shares at December 31, 2005 and 2004, respectively)	1,357	1,300
Surplus	1,301,004	1,127,205
Retained earnings	1,029,247	858,847
Accumulated other comprehensive income (loss)	(3,938)	41,205
Deferred compensation	(2,081)	(2,122)
Treasury stock, at cost (23,500 shares in 2005 and 272,355 shares in 2004)	(611)	(9,016)

Total stockholders’ equity	2,324,978	2,017,419

Total liabilities and stockholders’ equity	$22,100,082	$20,520,136

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,

	2005	2004	2003

	(In Thousands, except
	per share data)
INTEREST INCOME
Interest and fees on loans	$889,374	$594,702	$578,816
Interest and dividends on investment securities and deposits with other financial institutions:
Taxable	164,404	131,020	108,624
Tax-exempt	39,310	40,804	39,761
Interest on federal funds sold and securities purchased under agreements to resell	937	596	163

Total interest income	1,094,025	767,122	727,364

INTEREST EXPENSE
Interest on deposits	213,052	118,236	123,122
Interest on short-term borrowings	89,356	38,940	29,156
Interest on long-term funding	119,362	57,319	64,324

Total interest expense	421,770	214,495	216,602

NET INTEREST INCOME	672,255	552,627	510,762
Provision for loan losses	13,019	14,668	46,813

Net interest income after provision for loan losses	659,236	537,959	463,949

NONINTEREST INCOME
Trust service fees	35,017	31,791	29,577
Service charges on deposit accounts	86,783	56,153	50,346
Mortgage banking, net	36,395	20,331	53,484
Credit card and other nondeposit fees	37,439	26,181	23,669
Retail commissions	56,604	47,171	25,571
Bank owned life insurance income	9,942	13,101	13,790
Asset sale gains, net	3,945	1,181	1,569
Investment securities gains, net	4,116	637	702
Other	20,845	13,701	18,174

Total noninterest income	291,086	210,247	216,882

NONINTEREST EXPENSE
Personnel expense	274,941	224,548	208,040
Occupancy	38,961	29,572	28,077
Equipment	16,792	12,754	12,818
Data processing	27,390	23,632	23,273
Business development and advertising	17,661	14,975	15,194
Stationery and supplies	6,956	5,436	6,705
Intangible amortization expense	8,607	4,350	2,961
Other	89,155	62,602	62,047

Total noninterest expense	480,463	377,869	359,115

Income before income taxes	469,859	370,337	321,716
Income tax expense	149,698	112,051	93,059

Net income	$320,161	$258,286	$228,657

Earnings per share:
Basic	$2.45	$2.28	$2.07
Diluted	$2.43	$2.25	$2.05
Average shares outstanding:
Basic	130,554	113,532	110,617
Diluted	131,931	115,025	111,761

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock				Other
				Retained	Comprehensive	Deferred	Treasury
	Shares	Amount	Surplus	Earnings	Income	Compensation	Stock	Total

	(In Thousands, except per share data)
Balance, December 31, 2002	75,503	$755	$643,956	$607,944	$60,313	$—	$(40,785)	$1,272,183
Comprehensive income:
Net income	—	—	—	228,657	—	—	—	228,657
Net unrealized loss on derivative instruments arising during the year, net of taxes of $1.7 million	—	—	—	—	(2,612)	—	—	(2,612)
Add: reclassification adjustment to interest expense for interest differential, net of taxes of $3.1 million	—	—	—	—	4,603	—	—	4,603
Change in minimum pension obligation, net of taxes of $6.2 million	—	—	—	—	9,252	—	—	9,252
Net unrealized holding losses on available for sale securities arising during the year, net of taxes of $11.8 million	—	—	—	—	(19,018)	—	—	(19,018)
Less: reclassification adjustment for net gains on available for sale securities realized in net income, net of taxes of $0.3 million	—	—	—	—	(449)	—	—	(449)

Comprehensive income								220,433

Cash dividends, $0.8867 per share	—	—	—	(98,169)	—	—	—	(98,169)
Common stock issued:
Incentive stock options	—	—	—	(14,076)	—	—	37,239	23,163
Purchase of treasury stock	(2,061)	(21)	(74,512)	—	—	—	(868)	(75,401)
Restricted stock awards granted, net of amortization	—	—	313	—	—	(1,981)	1,668	—
Tax benefit of stock options	—	—	6,218	—	—	—	—	6,218

Balance, December 31, 2003	73,442	$734	$575,975	$724,356	$52,089	$(1,981)	$(2,746)	$1,348,427

Comprehensive income:
Net income	—	—	—	258,286	—	—	—	258,286
Net unrealized loss on derivative instruments arising during the year, net of taxes of $0.8 million	—	—	—	—	(1,201)	—	—	(1,201)
Add: reclassification adjustment to interest expense for interest differential, net of taxes of $2.9 million	—	—	—	—	4,359	—	—	4,359
Net unrealized holding losses on available for sale securities arising during the year, net of taxes of $6.5 million	—	—	—	—	(13,660)	—	—	(13,660)
Less: reclassification adjustment for net gains on available for sale securities realized in net income, net of taxes of $0.3 million	—	—	—	—	(382)	—	—	(382)

Comprehensive income								247,402

Cash dividends, $0.9767 per share	—	—	—	(112,565)	—	—	—	(112,565)
Common stock issued:
Business combinations	19,447	194	537,803	—	—	—	—	537,997
3-for-2 stock split effected in the form of a stock dividend	36,819	369	(369)	—	—	—	—	—
Incentive stock options	334	3	7,699	(11,230)	—	—	27,385	23,857
Purchase of treasury stock	—	—	—	—	—	—	(33,655)	(33,655)
Deferred compensation expense	—	—	141	—	—	(141)	—	—
Tax benefit of stock options	—	—	5,956	—	—	—	—	5,956

Balance, December 31, 2004	130,042	$1,300	$1,127,205	$858,847	$41,205	$(2,122)	$(9,016)	$2,017,419

(continued on next page)

ASSOCIATED BANC-CORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)

					Accumulated
	Common Stock				Other
				Retained	Comprehensive	Deferred	Treasury
	Shares	Amount	Surplus	Earnings	Income	Compensation	Stock	Total

	(In Thousands, except per share data)
Balance, December 31, 2004	130,042	$1,300	$1,127,205	$858,847	$41,205	$(2,122)	$(9,016)	$2,017,419
Comprehensive income:
Net income	—	—	—	320,161	—	—	—	320,161
Reclassification adjustment for net losses and interest expense for interest differential on derivative instruments realized in net income, net of taxes of $5.9 million	—	—	—	—	8,762	—	—	8,762
Net unrealized holding losses on available for sale securities arising during the year, net of taxes of $28.6 million	—	—	—	—	(51,435)	—	—	(51,435)
Less: reclassification adjustment for net gains on available for sale securities realized in net income, net of taxes of $1.6 million	—	—	—	—	(2,470)	—	—	(2,470)

Comprehensive income								275,018

Cash dividends, $1.06 per share	—	—	—	(138,966)	—	—	—	(138,966)
Common stock issued:
Business combinations	8,427	84	264,360	—	—	—	—	264,444
Incentive stock options	202	2	3,710	(10,795)	—	—	25,785	18,702
Purchase of treasury stock	(2,974)	(29)	(96,329)	—	—	—	(18,454)	(114,812)
Restricted stock awards granted, net of amortization	—	—	(1,115)	—	—	41	1,074	—
Tax benefit of stock options	—	—	3,173	—	—	—	—	3,173

Balance, December 31, 2005	135,697	$1,357	$1,301,004	$1,029,247	$(3,938)	$(2,081)	$(611)	$2,324,978

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	2005	2004	2003

	($ in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$320,161	$258,286	$228,657
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	13,019	14,668	46,813
Depreciation and amortization	23,015	16,387	16,364
Provision for (reversal of) valuation allowance on mortgage servicing rights	(7,320)	(1,193)	12,341
Amortization (accretion) of:
Mortgage servicing rights	23,134	17,932	17,212
Intangible assets	8,607	4,350	2,961
Premiums and discounts on investments, loans and funding	27,880	26,114	18,860
FHLB stock dividend	(8,751)	(6,450)	(7,628)
Deferred income taxes	(684)	(23,100)	(13,202)
Gain on sales of investment securities, net	(4,116)	(637)	(702)
Gain on sales of assets, net	(3,945)	(1,181)	(1,569)
Gain on sales of loans held for sale, net	(23,164)	(15,054)	(55,500)
Mortgage loans originated and acquired for sale	(1,577,705)	(1,620,680)	(4,273,406)
Proceeds from sales of mortgage loans held for sale	1,607,237	1,700,142	4,530,406
(Increase) decrease in interest receivable	(18,930)	(21,689)	6,813
Increase (decrease) in interest payable	20,447	6,294	(6,630)
Net change in other assets and other liabilities	(60,743)	22,862	(30,949)

Net cash provided by operating activities	338,142	377,051	490,841

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(364,532)	(882,063)	(36,062)
Additions to mortgage servicing rights	(18,496)	(18,732)	(39,707)
Purchases of:
Securities available for sale	(1,000,366)	(1,327,686)	(1,761,282)
Premises and equipment, net of disposals	(7,662)	(14,965)	(13,290)
Proceeds from:
Sales of securities available for sale	378,945	132,639	1,263
Maturities of securities available for sale	974,904	783,032	1,306,054
Sales of other real estate owned and other assets	22,317	11,480	17,650
Net cash received (paid) in acquisition of subsidiaries	25,153	29,274	(18,025)

Net cash provided by (used in) investing activities	10,263	(1,287,021)	(543,399)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(245,460)	313,011	685,143
Net cash paid in sales of branch deposits	(15,907)	(19,540)	(15,845)
Net increase (decrease) in short-term borrowings	(452,211)	526,460	(460,731)
Repayment of long-term debt	(915,765)	(1,229,469)	(558,114)
Proceeds from issuance of long-term funding	1,550,237	1,500,079	507,363
Cash dividends	(138,966)	(112,565)	(98,169)
Proceeds from exercise of incentive stock options	18,702	23,857	23,163
Purchase of treasury stock	(114,812)	(33,655)	(75,401)

Net cash provided by (used in) financing activities	(314,182)	968,178	7,409

Net increase (decrease) in cash and cash equivalents	34,223	58,208	(45,149)
Cash and cash equivalents at beginning of year	458,072	399,864	445,013

Cash and cash equivalents at end of year	$492,295	$458,072	$399,864

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$401,323	$208,201	$223,233
Income taxes	152,734	89,397	110,423
Supplemental schedule of noncash investing activities:
Loans transferred to other real estate	10,032	10,283	11,654
Acquisitions:
Fair value of assets acquired, including cash and cash equivalents	$1,650,500	$4,168,800	$31,400
Value ascribed to intangibles	215,600	481,300	27,000
Liabilities assumed	1,370,000	3,522,900	10,500

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004, and 2003
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
Basis of Financial Statement Presentation
The consolidated financial statements include the accounts of the Parent Company and subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation. Results of operations of companies purchased are included from the date of acquisition. Certain amounts in the 2004 and 2003 consolidated financial statements have been reclassified to conform with the 2005 Form 10-K presentation.
On April 28, 2004, the Board of Directors declared a 3-for-2 stock split, effected in the form of a stock dividend, payable May 12, 2004, to shareholders of record at the close of business on May 7, 2004. All share and per share data in the accompanying consolidated financial statements has been adjusted to reflect the effect of this stock split.
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
Investment Securities Available for Sale
At the time of purchase, investment securities are classified as available for sale, as management has the intent and ability to hold such securities for an indefinite period of time, but not necessarily to maturity. Any decision to sell investment securities available for sale would be based on various factors, including but not limited to asset/ liability management strategies, changes in interest rates or prepayment risks, liquidity needs, or regulatory capital considerations. Investment securities available for sale are carried at fair value, with unrealized gains and losses net of related deferred income taxes included in stockholders’ equity as a separate component of other comprehensive income. Premiums and discounts are amortized or accreted into interest income over the estimated life (earlier of call date, maturity, or estimated life) of the related security, using a prospective method that approximates level yield. Declines in the fair value of investment securities available for sale that are deemed to be other-than-temporary are charged to earnings as a realized loss, and a new cost basis for the securities is established. In evaluating other-than-temporary impairment, management considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Realized securities gains or losses on securities sales (using specific identification method) and declines in value judged to be other-than-temporary are included in investment securities gains (losses), net, in the consolidated statements of income.

Loans
Loans and leases are carried at the principal amount outstanding, net of any unearned income. Loan origination fees and certain direct loan origination costs are deferred, and the net amount is amortized over the contractual life of the related loans or over the commitment period as an adjustment of yield.
Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectibility of principal or interest on loans, it is management’s practice to place such loans on a nonaccrual status immediately, rather than delaying such action until the loans become 90 days past due. Previously accrued and uncollected interest on such loans is reversed, amortization of related deferred loan fees or costs is suspended, and income is recorded only to the extent that interest payments are subsequently received in cash and a determination has been made that the principal balance of the loan is collectible. If collectibility of the principal is in doubt, payments received are applied to loan principal. A nonaccrual loan is returned to accrual status when the obligation has been brought current and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.
Loans Held for Sale
Loans held for sale, which consist generally of current production of certain fixed-rate, first-lien mortgage loans, are carried at the lower of cost or estimated market value as determined on an aggregate basis. The amount by which cost exceeds estimated market value is accounted for as a valuation adjustment to the carrying value of the loans. Changes, if any, in the valuation adjustment are included in mortgage banking, net, in the consolidated statements of income. The carrying value of loans held for sale includes a valuation adjustment of $243,000 and $97,000 at December 31, 2005 and 2004, respectively. Holding costs are treated as period costs.
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
The allocation methodology applied by the Corporation, designed to assess the adequacy of the allowance for loan losses, includes an allocation methodology, as well as management’s ongoing review and grading of the loan portfolio into criticized loan categories (defined as specific loans warranting either specific allocation, or a criticized status of watch, special mention, substandard, doubtful, or loss). The allocation methodology focuses on evaluation of facts and issues related to specific loans, the risk inherent in specific loans, changes in the size and character of the loan portfolio, changes in levels of impaired and other nonperforming loans, concentrations of loans to specific borrowers or industries, existing economic conditions, underlying collateral, historical losses and delinquencies on each portfolio category, and other qualitative and quantitative factors. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the portfolio.
Management, considering current information and events regarding the borrowers’ ability to repay their obligations, considers a loan to be impaired when it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the note agreement, including principal and interest. Management has determined that commercial, financial, and agricultural loans, commercial real estate loans, and real estate construction loans that are on nonaccrual status or have had their terms restructured meet this definition. The amount of impairment is measured based upon the loan’s observable market price, the estimated fair value of the collateral for collateral dependent loans, or alternatively, the present value of the expected future cash flows discounted at the loan’s effective interest rate. Large groups of homogeneous loans, such as residential mortgage, home equity and installment loans, are collectively evaluated for impairment.

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
Other Real Estate Owned
Other real estate owned is included in other assets in the consolidated balance sheets and is comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure, and loans classified as in-substance foreclosure. Other real estate owned is recorded at the lower of the recorded investment in the loan at the time of acquisition or the fair value of the underlying property collateral, less estimated selling costs. Any write-down in the carrying value of a property at the time of acquisition is charged to the allowance for loan losses. Any subsequent write-downs to reflect current fair market value, as well as gains and losses on disposition and revenues and expenses incurred in maintaining such properties, are treated as period costs. Other real estate owned also includes bank premises formerly but no longer used for banking. Banking premises are transferred at the lower of carrying value or estimated fair value, less estimated selling costs. Other real estate owned totaled $11.3 million and $3.9 million at December 31, 2005 and 2004, respectively.
Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the related assets or the lease term. Maintenance and repairs are charged to expense as incurred, while additions or major improvements are capitalized and depreciated over the estimated useful lives. Estimated useful lives of the assets are 3 to 20 years for land improvements, 5 to 40 years for buildings, 3 to 5 years for computers, and 3 to 20 years for furniture, fixtures, and other equipment. Leasehold improvements are amortized on a straight-line basis over the lesser of the lease terms or the estimated useful lives of the improvements.
Goodwill and Intangible Assets
Goodwill and Other Intangible Assets: The excess of the cost of an acquisition over the fair value of the net assets acquired consists primarily of goodwill, core deposit intangibles, and other identifiable intangibles (primarily related to customer relationships acquired). Core deposit intangibles have estimated finite lives and are amortized on an accelerated basis to expense over a 10-year period. The other intangibles have estimated finite lives and are amortized on an accelerated basis to expense over a weighted average life of 12 years. The Corporation reviews long-lived assets and certain identifiable intangibles for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in which case an impairment charge would be recorded.
Goodwill is not amortized but is subject to impairment tests on at least an annual basis. Any impairment of goodwill or intangibles will be recognized as an expense in the period of impairment. The Corporation completes the annual goodwill impairment test by reporting unit as of May 1 of each year and no impairment loss has been required. Note 5 includes a summary of the Corporation’s goodwill, core deposit intangibles, and other intangibles.
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
The Corporation periodically evaluates its mortgage servicing rights asset for impairment. Impairment is assessed using estimated prepayments speeds of the underlying mortgages serviced and stratifications based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate). The value of mortgage servicing rights is adversely affected when mortgage interest rates decline and mortgage loan prepayments increase. A valuation allowance is established, through a charge to earnings, to the extent the amortized cost of the mortgage servicing rights exceeds the estimated fair value by stratification. If it is later determined that all or a portion of the temporary impairment no longer exists for a stratification, the valuation is reduced through a recovery to earnings. An other-than-temporary impairment (i.e., recoverability is considered remote when considering interest rates and loan pay off activity) is recognized as a write-down of the mortgage servicing rights asset and the related valuation allowance (to the extent a valuation reserve is available) and then against earnings. A direct write-down permanently reduces the carrying value of the mortgage servicing rights asset and valuation allowance, precluding subsequent recoveries.
Income Taxes
Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income taxes, which arise principally from temporary differences between the period in which certain income and expenses are recognized for financial accounting purposes and the period in which they affect taxable income, are included in the amounts provided for income taxes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and, if necessary, tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the period that the deferred tax assets are deductible, management believes it is more likely than not the Corporation will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2005.
The Corporation files a consolidated federal income tax return and individual Parent Company and subsidiary state income tax returns. Accordingly, amounts equal to tax benefits of those subsidiaries having taxable federal losses or credits are offset by other subsidiaries that incur federal tax liabilities.
Derivative Financial Instruments and Hedging Activities
Derivative instruments, including derivative instruments embedded in other contracts, are required to be carried at fair value on the balance sheet with changes in the fair value recorded directly in earnings. On the date the derivative contract is entered into, the Corporation may designate the derivative as either a fair value hedge (i.e., a hedge of the fair value of a recognized asset or liability) or a cash flow hedge (i.e., a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability). To qualify for and maintain hedge accounting, the Corporation must meet formal documentation and effectiveness evaluation requirements both at the hedge’s inception and on an ongoing basis. The application of the hedge accounting policy requires strict adherence to documentation and effectiveness testing requirements, judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings, and measurement of changes in the fair value of hedged items. If it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Corporation discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, the derivative is de-designated as a hedging instrument, or management determines that the designation of the derivative as a hedging instrument is no longer appropriate. When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value hedge, the Corporation continues to carry the derivative on the balance sheet at its fair value and no longer adjusts the hedged asset or liability for changes in fair value. The adjustment of the carrying amount of the hedged asset or liability is accounted for in the same manner as other components of the carrying amount of that asset or liability.
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
Stock-Based Compensation
As allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123,” (“SFAS 148”) the Corporation accounts for stock-based compensation cost under the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion 25), and related Interpretations, under which no compensation cost has been recognized for any periods presented, except with respect to restricted stock awards. Compensation expense for employee stock options is not recognized if the exercise price of the option equals or exceeds the fair value of the stock on the date of grant as such options would have no intrinsic value at the date of grant.
The Corporation may issue common stock with restrictions to certain key employees. The shares are restricted as to transfer, but are not restricted as to dividend payment or voting rights. Transfer restrictions lapse over three or five years, depending upon whether the award is fixed or performance-based, are contingent upon continued employment, and for performance awards are based on earnings per share performance goals. The Corporation amortizes the expense over the vesting period. During 2005 51,000 restricted stock shares were awarded and 75,000 restricted stock shares were awarded during 2003. During 2005, the performance hurdles associated with 23,500 performance-based restricted stock shares were not met, and thus, previously recognized expense related to these shares was reversed and the shares were reclassified back to treasury stock. Expense of approximately $665,000, $764,000, and $451,000 was recorded for the years ended December 31, 2005, 2004, and 2003, respectively.
For purposes of providing the pro forma disclosures required under SFAS 123, the fair value of stock options granted in 2005, 2004, and 2003 was estimated at the date of grant using a Black-Scholes option pricing model, which was originally developed for use in estimating the fair value of traded options that have different characteristics from the Corporation’s employee stock options. The model is also sensitive to changes in the subjective assumptions that can materially affect the fair value estimate.
In January 2005, the Board of Directors, with subsequent approval of the Corporation’s shareholders, approved amendments to the Corporation’s Long-Term Incentive Stock Option Plans to eliminate the requirement that stock options may not be exercisable earlier than one year from the date of grant. With the shareholder approval of these amendments, the stock options issued in January 2005 fully vested on June 30, 2005, and the stock options issued in December 2005 fully vested on the date of grant, while the stock options issued during 2004 and in previous years will fully vest three years from the date of grant.
The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS 123. The 2005 proforma information reflects an elevation of expense on stock-based compensation given the actions by management of the Corporation, whereby the 2005 stock option grants were fully vested by year-end 2005.

	For the Years Ended December 31,

	2005	2004	2003

	($ in Thousands, except
	per share amounts)
Net income, as reported	$320,161	$258,286	$228,657
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	399	458	271
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(12,717)	(3,737)	(2,956)

Net income, as adjusted	$307,843	$255,007	$225,972

Basic earnings per share, as reported	$2.45	$2.28	$2.07
Basic earnings per share, as adjusted	$2.36	$2.25	$2.04

Diluted earnings per share, as reported	$2.43	$2.25	$2.05
Diluted earnings per share, as adjusted	$2.33	$2.21	$2.02

The following assumptions were used in estimating the fair value for options granted in 2005, 2004 and 2003:

	2005	2004	2003

Dividend yield	3.22%	3.01%	3.18%
Risk-free interest rate	4.11%	3.40%	3.27%
Expected volatility	24.48%	26.12%	28.29%
Weighted average expected life	6 yrs	6 yrs	7 yrs
Weighted average per share fair value of options	$6.99	$6.26	$5.39
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
Per Share Computations
Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options and, having a lesser impact, unvested restricted stock and unsettled share repurchases. Also see Notes 10 and 18.
Recent Accounting Pronouncements
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3,” (“SFAS 154”). SFAS 154 changes the accounting for and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of changes in accounting principle unless impracticable. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Corporation does not expect the adoption of SFAS 154 will have a material impact on its results of operations, financial position, or liquidity.
In December 2004, the FASB issued SFAS No. 123 (revised December 2004), “Share-Based Payment,” (“SFAS 123R”), which replaces SFAS 123 and supersedes APB Opinion 25. SFAS 123R is effective for all stock-based awards granted in the first fiscal year beginning on or after June 15, 2005. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and to be expensed over the applicable vesting period. Pro forma disclosure only of the income statement effects of share-based payments is no longer an alternative under SFAS 123R. In addition, companies must recognize compensation expense related to any stock-based awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS 123. The Corporation anticipates adopting SFAS 123R using the modified prospective method in the first quarter of 2006, as required. Based on the stock-based compensation awards outstanding as of December 31, 2005 that were not fully vested, the Corporation expects to recognize pre-tax expense of approximately $1 million during 2006. The estimated 2006 stock-based compensation expense reflects expense for the unvested options granted in 2003 and 2004, no expense for the options granted during 2005 as these option grants were fully vested by year-end 2005, and an assumption of no option grants during 2006.
In November 2005, the FASB issued FASB Staff Position (“FSP”) 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (FSP 115-1”). FSP 115-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence, impairment is determined to be other-than-temporary, then an impairment loss should be recognized through earnings equal to the difference between the cost of the investment and its fair value. This FSP nullifies certain provisions of Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (“EITF 03-1”) while retaining the disclosure requirements of EITF 03-1, which were adopted in 2003. FSP 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005. The Corporation regularly evaluates its investments for possible other-than-temporary impairment and, therefore, does not expect the requirements of FSP 115-1 will have a material impact on the Corporation’s results of operations, financial position, or liquidity.
In December 2003, the AICPA’s Accounting Standards Executive Committee issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. The provisions of this SOP are effective for loans acquired in fiscal years beginning after December 15, 2004. The Corporation adopted SOP 03-3 in the first quarter of 2005 and applied it in connection with its acquisition of State Financial consummated in the fourth quarter of 2005 (see Note 2). With respect to that acquisition, the loans identified to be within the scope of this SOP were not significant. The Corporation does not expect the requirements of SOP 03-3 to have a material impact on the Corporation’s current results of operations, financial position, or liquidity, though its application may have some impact on the comparability of asset quality and allowance for loan losses ratios, depending on the volume and significance of loans or debt securities acquired that are within the scope of SOP 03-3.

NOTE 2	BUSINESS COMBINATIONS:
State Financial Services Corporation (“State Financial”): On October 3, 2005, the Corporation consummated its acquisition of 100% of the outstanding shares of State Financial. During the fourth quarter of 2005, the Corporation integrated and converted State Financial onto its centralized operating systems and merged State Financial into its banking subsidiary, Associated Bank, National Association.

As of the date of acquisition, State Financial was a $2 billion financial services company based in Milwaukee, Wisconsin, with 29 banking branches in southeastern Wisconsin and northeastern Illinois, providing commercial and retail banking products. The Corporation expects to expand its branch distribution network, improve its operational efficiencies, and increase revenue streams with the State Financial acquisition.
Based on the terms of the agreement, State Financial shareholders received 1.2 shares of the Corporation’s common stock for each share of State Financial common stock held and cash for all outstanding options. Therefore, the consummation of the transaction included the issuance of approximately 8.4 million shares of common stock and $11 million in cash.
To record the transaction, the Corporation assigned estimated fair values to the assets acquired and liabilities assumed. The excess cost of the acquisition over the estimated fair value of the net assets acquired was allocated to identifiable intangible assets with the remainder then allocated to goodwill. Goodwill of approximately $199 million, a core deposit intangible of approximately $15 million (with a ten-year estimated life), and other intangibles of $2 million recognized at acquisition were assigned to the banking segment. If additional evidence becomes available subsequent to but within one year of recording the transaction indicating a significant difference from an initial estimated fair value used, goodwill could be adjusted.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed of State Financial at the date of the acquisition.

$ in Millions

Investment securities available for sale	$348
Loans, net	979
Other assets	108
Intangible assets	17
Goodwill	199

Total assets acquired	$1,651

Deposits	$1,050
Borrowings	311
Other liabilities	9

Total liabilities assumed	$1,370

Net assets acquired	$281

The following represents required supplemental pro forma disclosure of total revenue, net income, and earnings per share as though the State Financial acquisition had been completed at the beginning of 2005 and 2004, respectively.

	For Year ended
	December 31,

	2005	2004

	($ in Thousands, except
	per share data)
Total revenue	$1,013,482	$824,637
Net income	328,234	271,932
Basic earnings per share	2.40	2.23
Diluted earnings per share	2.37	2.20
The pro forma results include amortization of newly created intangibles, interest cost on the cash consideration, and amortization of fair value adjustments on loans, investments, deposits, and debt. The pro forma weighted average common shares used in the earnings per share calculations include adjustments for shares issued for the acquisition but does not assume any incremental share repurchases. The pro forma results presented do not reflect cost savings or revenue enhancements anticipated from the acquisition and are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each period presented, nor are they necessarily indicative of future results.

First Federal Capital Corp (“First Federal”): On October 29, 2004, the Corporation consummated its acquisition of 100% of the outstanding shares of First Federal, based in La Crosse, Wisconsin. In February 2005, the Corporation completed its conversion of First Federal onto its centralized operating systems and merged the thrift charter into its banking subsidiary, Associated Bank, National Association.
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
To record the transaction, the Corporation assigned estimated fair values to the assets acquired and liabilities assumed. The excess cost of the acquisition over the estimated fair value of the net assets acquired was allocated to identifiable intangible assets with the remainder then allocated to goodwill. Goodwill of approximately $447 million, a core deposit intangible of approximately $17 million (with a ten-year estimated life), and other intangibles of $4 million recognized at acquisition were assigned to the banking segment. During 2005, goodwill was reduced by $1.5 million for adjustments to the initially estimated fair values of the net assets acquired, as additional evidence became available.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed of First Federal at the date of the acquisition, net of the changes related to goodwill noted above.

$ in Millions

Investment securities available for sale	$665
Loans, net	2,727
Other assets	256
Mortgage servicing rights	32
Intangible assets	21
Goodwill	445

Total assets acquired	$4,146

Deposits	$2,701
Borrowings	768
Other liabilities	49

Total liabilities assumed	$3,518

Net assets acquired	$628

Jabas Group, Inc. (“Jabas”): On April 1, 2004, the Corporation (through its subsidiary, Associated Financial Group, LLC) consummated its cash acquisition of 100% of the outstanding shares of Jabas. Jabas is an insurance agency specializing in employee benefit products headquartered in Kimberly, Wisconsin. Jabas operates as part of Associated Financial Group, LLC. The acquisition was individually immaterial to the consolidated financial results. Goodwill of approximately $8 million and other intangibles of approximately $6 million recognized in the transaction at acquisition were assigned to the wealth management segment. Goodwill may increase by an additional $8 million in the future as contingent payments may be made to the former Jabas shareholders through December 31, 2007, if Jabas exceeds certain performance targets. Goodwill was increased during fourth quarter 2005 by approximately $0.5 million and during fourth quarter 2004 by approximately $0.7 million for contingent consideration paid per the agreement.

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
NOTE 3     INVESTMENT SECURITIES:
The amortized cost and fair values of securities available for sale at December 31, 2005 and 2004, were as follows:

	2005

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	($ in Thousands)
U. S. Treasury securities	$54,839	$—	$(262)	$54,577
Federal agency securities	212,225	113	(3,435)	208,903
Obligations of state and political subdivisions	956,444	24,514	(3,230)	977,728
Mortgage-related securities	3,047,134	1,481	(53,103)	2,995,512
Other securities (debt and equity)	446,847	28,383	(345)	474,885

Total securities available for sale	$4,717,489	$54,491	$(60,375)	$4,711,605

	2004

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	($ in Thousands)
U. S. Treasury securities	$33,177	$5	$(159)	$33,023
Federal agency securities	175,290	1,006	(232)	176,064
Obligations of state and political subdivisions	876,208	45,577	(72)	921,713
Mortgage-related securities	3,238,502	9,697	(10,714)	3,237,485
Other securities (debt and equity)	413,938	33,124	(3)	447,059

Total securities available for sale	$4,737,115	$89,409	$(11,180)	$4,815,344

The following represents gross unrealized losses and the related fair value of securities available for sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at December 31, 2005.

	Less than 12 months		12 months or more		Total

	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value

	($ in Thousands)
U. S. Treasury securities	$(16)	$22,830	$(246)	$31,747	$(262)	$54,577
Federal agency securities	(2,356)	139,240	(1,079)	40,960	(3,435)	180,200
Obligations of state and political subdivisions	(2,890)	263,308	(340)	17,076	(3,230)	280,384
Mortgage-related securities	(20,544)	1,475,275	(32,559)	1,450,647	(53,103)	2,925,922
Other securities (debt and equity)	(337)	15,050	(8)	292	(345)	15,342

Total	$(26,143)	$1,915,703	$(34,232)	$1,540,722	$(60,375)	$3,456,425

Management does not believe any individual unrealized loss at December 31, 2005 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-related securities relate primarily to mortgage-backed securities issued by government agencies such as the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation (“FHLMC”). These unrealized losses are primarily attributable to changes in interest rates and not credit deterioration and individually were 5.9% or less of their respective amortized cost basis. The Corporation currently has both the intent and ability to hold the securities contained in the previous table for a time necessary to recover the amortized cost.
The Corporation owns four securities that were determined to have an other-than-temporary impairment that resulted in write-downs to earnings on the related securities. One is a collateralized mortgage obligation (“CMO”) determined to have an other-than-temporary impairment that resulted in a write-down on the security of $0.2 million during 2004 and $0.3 million during 2003, based on continued evaluation. This CMO (not included in the table above) had a carrying value of $0.7 million at December 31, 2005. The Corporation also owns three FHLMC preferred stock securities determined to have an other-than-temporary impairment that resulted in a write-down on these securities of $2.2 million during 2004. At December 31, 2005, these FHLMC preferred shares (two of which are included in the table above in the other securities, less than 12 months category with unrealized losses of $0.2 million) had a carrying value of $8.6 million.
The amortized cost and fair values of investment securities available for sale at December 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2005

	Amortized
	Cost	Fair Value

	($ in Thousands)
Due in one year or less	$241,126	$241,708
Due after one year through five years	601,231	610,616
Due after five years through ten years	327,218	330,986
Due after ten years	218,986	224,003

Total debt securities	1,388,561	1,407,313
Mortgage-related securities	3,047,134	2,995,512
Equity securities	281,794	308,780

Total securities available for sale	$4,717,489	$4,711,605

Federal Reserve stock ($56.9 million and $25.5 million at year end 2005 and 2004, respectively) and Federal Home Loan Bank (“FHLB”) stock ($204.5 million and $177.9 million at year end 2005 and 2004, respectively) are included in equity securities. The Corporation is required to maintain these equity securities as a member of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other tradable equity securities, their fair value is equal to amortized cost, and no other-than-temporary impairments have been recorded during 2005 or 2004.
Total proceeds and gross realized gains and losses from sale of securities available for sale (with other-than-temporary write-downs on securities included in gross losses) for each of the three years ended December 31 were:

	2005	2004	2003

	($ in Thousands)
Proceeds	$378,945	$132,639	$1,263
Gross gains	4,515	3,459	1,029
Gross losses	(399)	(2,822)	(327)

Pledged securities with a carrying value of approximately $2.7 billion and $2.5 billion at December 31, 2005, and December 31, 2004, respectively, were pledged to secure certain deposits, FHLB advances, or for other purposes as required or permitted by law.
NOTE 4     LOANS:
Loans at December 31 are summarized below.

	2005	2004

	($ in Thousands)
Commercial, financial, and agricultural	$3,417,343	$2,803,333
Real estate construction	1,783,267	1,459,629
Commercial real estate	4,064,327	3,933,131
Lease financing	61,315	50,718

Commercial	9,326,252	8,246,811
Home equity(1)	2,025,055	1,866,485
Installment	1,003,938	1,054,011

Retail	3,028,993	2,920,496
Residential mortgage	2,851,219	2,714,580

Total loans	$15,206,464	$13,881,887

(1)	Home equity includes home equity lines and residential mortgage junior liens.
A summary of the changes in the allowance for loan losses for the years indicated is as follows:

	2005	2004	2003

	($ in Thousands)
Balance at beginning of year	$189,762	$177,622	$162,541
Balance related to acquisitions	13,283	14,750	—
Provision for loan losses	13,019	14,668	46,813
Charge offs	(27,743)	(22,202)	(37,107)
Recoveries	15,083	4,924	5,375

Net charge offs	(12,660)	(17,278)	(31,732)

Balance at end of year	$203,404	$189,762	$177,622

The following table presents nonperforming loans at December 31:

	December 31,

	2005	2004

	($ in Thousands)
Nonaccrual loans	$95,313	$112,761
Accruing loans past due 90 days or more	3,270	2,153
Restructured loans	32	37

Total nonperforming loans	$98,615	$114,951

Management has determined that commercial, financial, and agricultural loans, commercial real estate loans, and real estate construction loans that have nonaccrual status or have had their terms restructured are impaired loans. The following table presents data on impaired loans at December 31:

	2005	2004

	($ in Thousands)
Impaired loans for which an allowance has been provided	$38,764	$58,237
Impaired loans for which no allowance has been provided	31,449	30,065

Total loans determined to be impaired	$70,213	$88,302

Allowance for loan losses related to impaired loans	$22,637	$25,609

	2005	2004	2003

	($ in Thousands)
For the years ended December 31:
Average recorded investment in impaired loans	$79,527	$70,439	$83,106

Cash basis interest income recognized from impaired loans	$2,534	$2,500	$2,489

The Corporation has granted loans to their directors, executive officers, or their related interests. These loans were made on substantially the same terms, including rates and collateral, as those prevailing at the time for comparable transactions with other unrelated customers, and do not involve more that a normal risk of collection. These loans to related parties are summarized as follows:

2005

($ in Thousands)
Balance at beginning of year	$41,349
New loans	29,017
Repayments	(17,509)
Changes due to status of executive officers and directors(1)	(7,265)

Balance at end of year	$45,592

(1)	During 2005, the Corporation merged Associated Bank Minnesota, National Association, and Associated Bank Chicago into Associated Bank, National Association. This resulted in a reduction of individuals defined to be related parties.
The Corporation serves the credit needs of its customers by offering a wide variety of loan programs to customers, primarily in Wisconsin, Illinois, and Minnesota. The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2005, no significant concentrations existed in the Corporation’s loan portfolio in excess of 10% of total loans.
NOTE 5     GOODWILL AND INTANGIBLE ASSETS:
Goodwill: Goodwill is not amortized, but is subject to impairment tests on at least an annual basis. The Corporation conducts its impairment testing annually in May and no impairment loss was necessary in 2005, 2004, or 2003. At December 31, 2005, goodwill of $856 million is assigned to the banking segment and goodwill of $22 million is assigned to the wealth management segment. The $198 million of acquired goodwill in 2005 includes $199 million related to the State Financial acquisition, as well as $0.5 million attributable to contingent consideration paid in accordance with the Jabas agreement, and a $1.5 million reduction to goodwill for adjustments to initially estimated fair values in the First Federal acquisition. The change in the carrying amount of goodwill was as follows.

Goodwill	2005	2004	2003

	($ in Thousands)
Balance at beginning of year	$679,993	$224,388	$212,112
Goodwill acquired, net	197,687	455,605	12,276

Balance at end of year	$877,680	$679,993	$224,388

Other Intangible Assets: The Corporation has other intangible assets that are amortized, consisting of core deposit intangibles, other intangibles (primarily related to customer relationships acquired in connection with the Corporation’s insurance agency acquisitions), and mortgage servicing rights. The core deposit intangibles and mortgage servicing rights are assigned to the Corporation’s banking segment, while other intangibles of $16 million are assigned to the wealth management segment and $3 million are assigned to the banking segment as of December 31, 2005.
For core deposit intangibles and other intangibles, changes in the gross carrying amount, accumulated amortization, and net book value were as follows.

	2005	2004	2003

	($ in Thousands)
Core deposit intangibles:(1)

Gross carrying amount	$43,363	$33,468	$28,165
Accumulated amortization	(10,508)	(11,335)	(20,682)

Net book value	$32,855	$22,133	$7,483

Additions during the year	$15,161	$16,685	$—
Amortization during the year	4,438	2,035	1,759
Other intangibles:

Gross carrying amount	$26,348	$24,578	$14,751
Accumulated amortization	(7,686)	(3,517)	(1,202)

Net book value	$18,662	$21,061	$13,549

Additions during the year	$1,770	$9,827	$14,751
Amortization during the year	4,169	2,315	1,202

(1)	Core deposit intangibles of $5.3 million were fully amortized during 2004 and have been removed from both the gross carrying amount and the accumulated amortization for 2005. Core deposit intangibles of $11.4 million were fully amortized during 2003 and have been removed from both the gross carrying amount and the accumulated amortization for 2004.
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

Mortgage servicing rights	2005	2004	2003

	($ in Thousands)
Mortgage servicing rights at beginning of year	$91,783	$65,062	$60,685
Additions(1)	18,496	50,508	39,707
Sale of servicing(4)	(10,087)	—	—
Amortization	(23,134)	(17,932)	(17,212)
Other-than-temporary impairment	(822)	(5,855)	(18,118)

Mortgage servicing rights at end of year	$76,236	$91,783	$65,062

Valuation allowance at beginning of year	(15,537)	(22,585)	(28,362)
(Additions)/ Reversals, net	7,320	1,193	(12,341)
Other-than-temporary impairment	822	5,855	18,118

Valuation allowance at end of year	(7,395)	(15,537)	(22,585)

Mortgage servicing rights, net	$68,841	$76,246	$42,477

Portfolio of residential mortgage loans serviced for others(2)(4)	$8,028,000	$9,543,000	$5,928,000
Mortgage servicing rights, net to Portfolio of	0.86%	0.80%	0.72%
Residential mortgage loans serviced for others
Mortgage servicing rights expense(3)	$15,814	$16,739	$29,553

(1)	Included in the December 31, 2004, additions to mortgage servicing rights was $31.8 million from First Federal at acquisition.

(2)	Included in the December 31, 2004, portfolio of residential mortgage loans serviced for others was $3.5 billion from First Federal at acquisition.

(3)	Includes the amortization of mortgage servicing rights and additions/reversals to the valuation allowance of mortgage servicing rights, and is a component of mortgage banking, net in the consolidated statements of income.

(4)	The Corporation sold approximately $1.5 billion of its mortgage portfolio serviced for others with a carrying value of $10.0 million in the fourth quarter of 2005 at a $5.3 million gain, included in mortgage banking, net in the consolidated statements of income.
An other-than-temporary impairment is recognized as a direct write-down of the mortgage servicing rights asset and the related valuation allowance (to the extent a valuation reserve is available) and then against earnings.
The following table shows the estimated future amortization expense for amortizing intangible assets. The projections of amortization expense for the next five years are based on existing asset balances, the current interest rate environment, and prepayment speeds as of December 31, 2005. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

Estimated amortization expense	Core Deposit Intangibles	Other Intangibles	Mortgage Servicing Rights

	($ in Thousands)
Year ending December 31,
2006	$5,200	$3,700	$18,600
2007	4,500	1,900	15,500
2008	3,900	1,200	12,600
2009	3,600	1,100	9,600
2010	3,200	1,100	7,300

NOTE 6	PREMISES AND EQUIPMENT:
A summary of premises and equipment at December 31 was as follows:

		2005			2004

	Estimated		Accumulated	Net Book	Net Book
	Useful Lives	Cost	Depreciation	Value	Value

	($ in Thousands)
Land	—	$47,598	$—	$47,598	$42,820
Land improvements	3 – 20 years	4,155	2,563	1,592	1,158
Buildings	5 – 40 years	192,714	84,082	108,632	96,232
Computers	3 – 5 years	38,364	27,661	10,703	8,828
Furniture, fixtures and other equipment	3 – 20 years	114,488	88,236	26,252	27,864
Leasehold improvements	5 – 30 years	25,247	13,871	11,376	8,042

Total premises and equipment		$422,566	$216,413	$206,153	$184,944

Depreciation and amortization of premises and equipment totaled $20.9 million in 2005, $15.3 million in 2004, and $15.1 million in 2003.
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

($ in Thousands)

2006	$12,072
2007	11,257
2008	9,430
2009	7,982
2010	6,481
Thereafter	23,568

Total	$70,790

Total rental expense under leases, net of sublease income, totaled $13.5 million in 2005, $10.0 million in 2004, and $9.2 million in 2003.

NOTE 7	DEPOSITS:
The distribution of deposits at December 31 was as follows:

	2005	2004

	($ in Thousands)
Noninterest-bearing demand deposits	$2,504,926	$2,347,611
Savings deposits	1,079,851	1,116,158
Interest-bearing demand deposits	2,549,782	2,854,880
Money market deposits	2,629,933	2,083,717
Brokered certificates of deposit	529,307	361,559
Other time deposits	4,279,290	4,022,314

Total deposits	$13,573,089	$12,786,239

Time deposits of $100,000 or more were $1.8 billion and $1.4 billion at December 31, 2005 and 2004, respectively. Aggregate annual maturities of all time deposits at December 31, 2005, are as follows:

Maturities During Year Ending
December 31,	($ in Thousands)

2006	$3,119,679
2007	1,073,456
2008	338,630
2009	116,794
2010	40,232
Thereafter	119,806

Total	$4,808,597

NOTE 8     SHORT-TERM BORROWINGS:
Short-term borrowings at December 31 was as follows:

	2005	2004

	($ in Thousands)
Federal funds purchased and securities sold under agreements to repurchase	$2,507,087	$2,437,088
Bank notes	—	200,000
FHLB advances	—	169,400
Treasury, tax, and loan notes	27,754	35,825
Commercial paper	25,000	—
Other borrowed funds	106,466	84,403

Total short-term borrowings	$2,666,307	$2,926,716

Included in short-term borrowings are FHLB advances with original maturities of less than one year. The short-term bank notes are variable rate and have original maturities of less than one year. The treasury, tax, and loan notes are demand notes representing secured borrowings from the U.S. Treasury, collateralized by qualifying securities and loans.
The Parent Company had $100 million of established lines of credit with various nonaffiliated banks, which were not drawn on at December 31, 2005 or 2004. Borrowings under these lines accrue interest at short-term market rates. Under the terms of the credit agreement, a variety of advances and interest periods may be selected by the Parent Company. During 2000, a $200 million commercial paper program was initiated, of which, $25 million was outstanding at December 31, 2005, while none was outstanding at December 31, 2004.

NOTE 9	LONG-TERM FUNDING:
Long-term funding (funding with original contractual maturities greater than one year) at December 31 was as follows:

	2005	2004

	($ in Thousands)
FHLB advances	$1,290,722	$1,158,294
Bank notes	925,000	500,000
Repurchase agreements	709,550	550,000
Subordinated debt, net	199,161	204,168
Junior subordinated debentures, net	217,534	185,517
Other borrowed funds	6,509	6,561

Total long-term funding	$3,348,476	$2,604,540

FHLB advances: Long-term advances from the FHLB had maturities through 2020 and had weighted-average interest rates of 3.49% at December 31, 2005 and 2.91% at December 31, 2004. These advances had a combination of fixed and variable contractual rates, of which 23% and 26% were variable at December 31, 2005 and 2004, respectively.
Bank notes: The long-term bank notes had maturities through 2008 and had weighted-average interest rates of 4.31% at December 31, 2005 and 2.54% at December 31, 2004. These notes had a combination of fixed and variable contractual rates, of which 89% and 70% were variable at December 31, 2005 and 2004, respectively.
Repurchase agreements: The long-term repurchase agreements had maturities through 2008 and had weighted-average interest rates of 3.55% at December 31, 2005 and 1.89% at December 31, 2004. These repurchase agreements had a combination of fixed and variable contractual rates, of which 100% was variable rate at December 31, 2005 and 82% was variable rate at December 31, 2004.
Subordinated debt: In August 2001, the Corporation issued $200 million of 10-year subordinated debt. This debt was issued at a discount and has a fixed coupon interest rate of 6.75%. The subordinated debt qualifies under the risk-based capital guidelines as Tier 2 supplementary capital for regulatory purposes.
Junior subordinated debentures: On May 30, 2002 ASBC Capital I (the “ASBC Trust”), a Delaware business trust whose common stock was wholly owned by the Corporation, completed the sale of $175 million of 7.625% preferred securities (the ASBC Preferred Securities”). The ASBC Preferred Securities are traded on the New York Stock Exchange under the symbol “ABW PRA.” The ASBC Trust used the proceeds from the offering and from the common stock to purchase a like amount of 7.625% Junior Subordinated Debentures (the “ASBC Debentures”) of the Corporation.
The ASBC Preferred Securities accrue and pay dividends quarterly at an annual rate of 7.625% of the stated liquidation amount of $25 per ASBC Preferred Security. The Corporation has fully and unconditionally guaranteed all of the obligations of the ASBC Trust. The guarantee covers the quarterly distributions and payments on liquidation or redemption of the ASBC Preferred Securities, but only to the extent of funds held by the ASBC Trust. The ASBC Preferred Securities are mandatorily redeemable upon the maturity of the ASBC Debentures on June 15, 2032, or upon earlier redemption. The Corporation has the right to redeem the ASBC Debentures on or after May 30, 2007. The ASBC Preferred Securities qualify under the risk-based capital guidelines as Tier 1 capital for regulatory purposes within certain limitations.
During 2002, the Corporation entered into an interest rate swap to hedge the interest rate risk on the ASBC Debentures. The fair value of the derivative was a $0.2 million loss at December 31, 2005, and a $5.1 million gain at December 31, 2004. Given the fair value hedge, the ASBC Debentures are carried on the consolidated balance sheet at fair value.
During the fourth quarter of 2005, as part of the State Financial acquisition, the Corporation wholly owns the common stock of SFSC Capital Trust II (the “SFSC Trust II”) and SFSC Capital Trust I (the “SFSC Trust I”). The SFSC Trust II and I each issued and sold $15 million of variable rate preferred securities (the “SFSC Preferred Securities”) and used the proceeds from the offerings and from the common stock to purchase a like amount of variable rate Junior Subordinated Debentures (the “SFSC Debentures”).
The SFSC Preferred Securities accrue and pay dividends semi-annually at a variable dividend rate adjusted quarterly based on the 90-day LIBOR plus 2.80% and 3.45%, which was 7.04% and 7.79%, at December 31, 2005, for SFSC Trust II and I, respectively. The SFSC Preferred Securities are mandatorily redeemable upon the maturity of the SFSC Debentures on April 23, 2034 and November 7, 2032, respectively, or upon earlier redemption. The Corporation has the right to redeem the SFSC Debentures, at par, on January 23, 2009 and November 7, 2007, respectively, and quarterly thereafter.

The table below summarizes the maturities of the Corporation’s long-term debt at December 31, 2005:

Year	($ in Thousands)

2006	$1,001,775
2007	700,950
2008	1,140,578
2009	7,500
2010	10,000
Thereafter	487,673

Total long-term funding	$3,348,476

Under agreements with the Federal Home Loan Banks of Chicago and Des Moines, FHLB advances (short-term and long-term) are secured by the subsidiary banks’ qualifying mortgages (such as residential mortgage, residential mortgage loans held for sale, home equity, and commercial real estate) and by specific investment securities for certain FHLB advances.
NOTE 10     STOCKHOLDERS’ EQUITY:
On April 28, 2004, the Board of Directors declared a 3-for-2 stock split, effected in the form of a stock dividend, payable May 12, 2004, to shareholders of record at the close of business on May 7, 2004. All share and per share data in the accompanying consolidated financial statements has been adjusted to reflect the effect of this stock split. As a result of the stock split, the Corporation distributed approximately 37 million shares of common stock. Any fractional shares resulting from the dividend were paid in cash.
The Corporation’s Articles of Incorporation authorize the issuance of 750,000 shares of preferred stock at a par value of $1.00 per share. No shares have been issued.
At December 31, 2005, subsidiary net assets equaled $2.4 billion, of which approximately $228.2 million could be paid to the Corporation in the form of cash dividends without prior regulatory approval, subject to the capital needs of each subsidiary.
The Board of Directors has authorized management to repurchase shares of the Corporation’s common stock each quarter in the market, to be made available for issuance in connection with the Corporation’s employee incentive plans and for other corporate purposes. For the Corporation’s employee incentive plans, the Board of Directors authorized the repurchase of up to 3.0 million shares (750,000 shares per quarter) in 2005 and 2004. Of these authorizations, approximately 0.5 million shares were repurchased for $17.0 million during 2005 at an average cost of $32.58 per share (with approximately 0.8 million shares reissued in connection with stock options exercised), while approximately 1.1 million shares were repurchased for $33.7 million during 2004 at an average cost of $30.45 per share (with approximately 1.0 million shares reissued in connection with stock options exercised).
Additionally, under two separate actions in 2000 and one action in 2003, the Board of Directors authorized the repurchase and cancellation of the Corporation’s outstanding shares, not to exceed approximately 16.5 million shares on a combined basis. During 2005, the Corporation repurchased (and cancelled) approximately 3.0 million shares of its outstanding common stock for $96.4 million or an average cost of $32.40 per share from UBS AG London Branch (“UBS”) under accelerated share repurchase programs. The accelerated share repurchase enabled the Corporation to repurchase the shares immediately, while UBS will purchase the shares in the market over time. The repurchased shares will be subject to future purchase price settlement adjustment. In February 2006, the Corporation settled one of the accelerated share repurchase agreements at an average cost of $32.45 per share. No shares were repurchased under these authorizations during 2004. At December 31, 2005, approximately 2.6 million shares remain authorized to repurchase. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities.
The Board of Directors approved the implementation of a broad-based stock option grant effective July 28, 1999. This stock option grant provided all qualifying employees with an opportunity and an incentive to buy shares of the Corporation and align their financial interest with the growth in value of the Corporation’s shares. These options have 10-year terms, fully vest in two years, and have exercise prices equal to 100% of market value on the date of grant. As of December 31, 2005, approximately 2.8 million shares remain available for granting.
In January 2005, the Board of Directors, with subsequent approval of the Corporation’s shareholders, approved an amendment to the Amended and Restated Long-Term Incentive Stock Plan (“Stock Plan”), to eliminate the requirement that stock options may not be exercisable earlier than one year from the date of grant. The Stock Plan was adopted by the Board of Directors and originally approved by shareholders in 1987 and amended in 1994, 1997, 1998, 2002, and 2005. Options are generally exercisable up to 10 years from the date of grant and vest over two to three years. As of December 31, 2005, approximately 2.4 million shares remain available for grants.
In January 2003, the Board of Directors, with subsequent approval of the Corporation’s shareholders, approved the adoption of the 2003 Long-Term Incentive Plan (“2003 Plan”), which provides for the granting of options to key employees. In January 2005, the Board of Directors, with subsequent approval of the Corporation’s shareholder, approved an amendment to the 2003 Plan, to eliminate the requirement that stock options may not be exercisable earlier than one year from the date of grant. Options are generally exercisable up to 10 years from the date of grant and vest over three years. As of December 31, 2005, approximately 3.2 million shares remain available for grants.
The stock incentive plans of acquired companies were terminated as to future option grants at each respective merger date. Option holders under such plans received the Corporation’s common stock, options to buy the Corporation’s common stock, or cash, based on the conversion terms of the various merger agreements.

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price	Outstanding	Price

Outstanding, January 1	6,359,120	$21.35	6,375,979	$19.19	7,122,741	$17.41
Granted	2,711,000	32.89	1,258,250	29.06	1,053,263	23.00
Options from acquisitions	—	—	264,247	16.10	—	—
Exercised	(971,049)	18.67	(1,394,279)	17.25	(1,650,764)	13.73
Forfeited	(239,385)	30.21	(145,077)	22.94	(149,261)	21.74

Outstanding, December 31	7,859,686	$25.40	6,359,120	$21.35	6,375,979	$19.19

Options exercisable at year-end	6,855,795		4,209,543		4,434,584

The following table summarizes information about the Corporation’s stock options outstanding at December 31, 2005:

	Options	Weighted Average	Remaining	Options	Weighted Average
	Outstanding	Exercise Price	Life (Years)	Exercisable	Exercise Price

Range of Exercise Prices:
$7.61 — $9.95	65,586	$9.06	1.98	65,586	$9.06
$11.85 — $14.96	152,464	13.86	3.38	152,464	13.86
$15.48 — $19.98	1,596,560	17.53	3.77	1,596,560	17.53
$20.01 — $23.29	2,398,804	22.11	5.41	2,102,759	21.98
$27.11 — $29.08	1,054,372	29.07	8.08	349,826	29.07
$30.40 — $34.27	2,591,900	32.88	9.59	2,588,600	32.88

TOTAL	7,859,686	$25.40	6.72	6,855,795	$25.12

The pro forma disclosures required under SFAS 123, as amended by SFAS 148, are included in Note 1.

NOTE 11     RETIREMENT PLANS:
The Corporation has a noncontributory defined benefit retirement plan (the “Associated Plan”) covering substantially all full-time employees. The benefits are based primarily on years of service and the employee’s compensation paid. The Corporation’s funding policy is to pay at least the minimum amount required by the funding requirements of federal law and regulations, with consideration given to the maximum funding amounts allowed.
In connection with the First Federal acquisition on October 29, 2004, the Corporation assumed the First Federal pension plan (the “First Federal Plan”). The First Federal Plan was frozen on December 31, 2004, and qualified participants in this Plan became eligible to participate in the Associated Plan as of January 1, 2005. The funded status and net periodic benefit cost of the retirement plans were as follows.

	Associated	First Federal	Total	Associated	First Federal	Total

	2005	2005	2005	2004	2004	2004

	($ in Thousands)			($ in Thousands)
Change in Fair Value of Plan Assets
Fair value of plan assets at beginning of year(1)	$69,035	$20,186	$89,221	$69,384	$16,433	$85,817
Actual gain on plan assets	3,881	1,049	4,930	6,374	823	7,197
Employer contributions	10,277	11,000	21,277	—	3,000	3,000
Gross benefits paid	(5,375)	(9,987)	(15,362)	(6,723)	(70)	(6,793)

Fair value of plan assets at end of year	$77,818	$22,248	$100,066	$69,035	$20,186	$89,221

Change in Benefit Obligation
Net benefit obligation at beginning of year	$69,736	$28,186	$97,922	$62,825	$27,802	$90,627
Service cost	8,962	—	8,962	6,694	195	6,889
Interest cost	3,958	1,385	5,343	3,854	259	4,113
Actuarial loss	3,320	1,300	4,620	3,086	—	3,086
Gross benefits paid	(5,375)	(9,987)	(15,362)	(6,723)	(70)	(6,793)

Net benefit obligation at end of year	$80,601	$20,884	$101,485	$69,736	$28,186	$97,922

Funded Status
Excess (deficit) of plan assets over (under) benefit obligation	$(2,783)	$1,364	$(1,419)	$(701)	$(8,001)	$(8,702)
Unrecognized net actuarial loss (gain)	23,141	995	24,136	18,389	(599)	17,790
Unrecognized prior service cost	442	—	442	515	—	515
Unrecognized net transition asset	(89)	—	(89)	(412)	—	(412)

Net prepaid asset at end of year in balance sheet	$20,711	$2,359	$23,070	$17,791	$(8,600)	$9,191

Amounts Recognized in the Statement of Financial Position Consist of
Prepaid benefit cost	$20,711	$2,359	$23,070	$17,791	$—	$17,791
Accrued benefit cost	—	—	—	—	(8,600)	(8,600)

Net amount recognized	$20,711	$2,359	$23,070	$17,791	$(8,600)	$9,191

(1)	The beginning of the year balance for the First Federal Plan for 2004 represents the balance at acquisition.

The accumulated benefit obligation for the Associated Plan was $77.6 million and $68.0 million at December 31, 2005 and 2004, respectively, while the accumulated benefit obligation for the First Federal Plan was $20.9 million and $28.2 million at December 31, 2005 and 2004, respectively.

	Associated	First Federal	Total	Associated	First Federal	Total	Associated(1)

	2005	2005	2005	2004	2004	2004	2003

	($ in Thousands)
Components of Net Periodic Benefit Cost
Service cost	$8,962	$—	$8,962	$6,694	$195	$6,889	$5,857
Interest cost	3,958	1,385	5,343	3,854	260	4,114	3,603
Expected return on plan assets	(6,193)	(1,869)	(8,062)	(6,286)	(224)	(6,510)	(5,301)
Amortization of:
Transition asset	(324)	—	(324)	(324)	—	(324)	(324)
Prior service cost	73	—	73	74	—	74	74
Actuarial loss	881	—	881	370	—	370	73

Total net periodic benefit cost	$7,357	$(484)	$6,873	$4,382	$231	$4,613	$3,982
Settlement charge	—	525	525	—	—	—	—

Total net pension cost	$7,357	$41	$7,398	$4,382	$231	$4,613	$3,982

	Associated	First Federal	Associated	First Federal	Associated(1)

	2005	2005	2004	2004	2003

Weighted average assumptions used to determine benefit obligations:
Discount rate	5.50%	5.50%	5.75%	5.75%	6.25%
Rate of increase in compensation levels	5.00	NA	5.00	NA	5.00
Weighted average assumptions used to determine net periodic benefit costs:
Discount rate	5.75%	5.75%	6.25%	5.75%	6.75%
Rate of increase in compensation levels	5.00	NA	5.00	NA	5.00
Expected long-term rate of return on plan assets	8.75	8.75	8.75	8.50	8.75

(1)	Data for 2003 is for the Associated Plan only as the First Federal Plan was not acquired until 2004 and is shown separately in 2004 and 2005.
The overall expected long-term rate of return on the Associated Plan assets was 8.75% as of both December 31, 2005 and 2004, while the overall expected long-term rate of return on the First Federal Plan was 8.75% and 8.50% as of December 31, 2005 and 2004, respectively. The expected long-term rate of return was estimated using market benchmarks for equities and bonds applied to the plan’s anticipated asset allocations. The expected return on equities was computed utilizing a valuation framework, which projected future returns based on current equity valuations rather than historical returns.
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

The asset allocation for the Associated Plan and the First Federal Plan as of the measurement date in 2005 and 2004, respectively, by asset category were as follows:

	Associated	First Federal	Associated	First Federal

Asset Category	2005	2005	2004	2004

Equity securities	65%	65%	65%	—%
Debt securities	33	33	33	—
Money market	—	—	—	100
Other	2	2	2	—

Total	100%	100%	100%	100%

The Corporation contributed $21 million to its pension plans during 2005. The Corporation regularly reviews the funding of its pension plans. At this time, the Corporation expects to make a contribution of up to $8 million in 2006.
The projected benefit payments for the Associated Plan and the First Federal Plan combined at December 31, 2005, were as follows. The projected benefit payments were calculated using the same assumptions as those used to calculate the benefit obligations listed above.

($ in Thousands)

Estimated future benefit payments:
2006	$7,112
2007	7,293
2008	7,672
2009	7,836
2010	8,304
2011 - 2015	51,022
The Corporation also has a Profit Sharing/ Retirement Savings Plan (the “plan”). The First Federal retirement plan was merged into the Corporation’s plan on December 31, 2004. The Corporation’s contribution is determined annually by the Administrative Committee of the Board of Directors, based in part on performance-based formulas provided in the plan. Total expense related to contributions to the plan was $12.5 million, $13.8 million, and $12.3 million in 2005, 2004, and 2003, respectively.

NOTE 12	INCOME TAXES:
The current and deferred amounts of income tax expense (benefit) were as follows:

	Years ended December 31,
	2005	2004	2003

	($ in Thousands)
Current:
Federal	$144,053	$127,799	$103,321
State	6,329	7,352	2,940

Total current	150,382	135,151	106,261
Deferred:
Federal	(339)	(23,206)	(12,793)
State	(345)	106	(409)

Total deferred	(684)	(23,100)	(13,202)

Total income tax expense	$149,698	$112,051	$93,059

Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities resulted in deferred taxes. Deferred tax assets and liabilities at December 31 were as follows:

	2005	2004

	($ in Thousands)
Gross deferred tax assets:
Allowance for loan losses	$84,051	$77,643
Accrued liabilities	8,110	9,427
Deferred compensation	18,704	18,105
Securities valuation adjustment	13,213	12,805
Benefit of tax loss carryforwards	25,924	20,589
Other	6,167	11,124

Total gross deferred tax assets	156,169	149,693
Valuation adjustment for deferred tax assets	(10,085)	(8,414)

	146,084	141,279
Gross deferred tax liabilities:
Real estate investment trust income	—	13,817
FHLB stock dividends	22,289	12,539
Prepaids	8,695	4,368
Intangible amortization	19,577	14,456
Mortgage banking activity	15,952	18,835
Deferred loan fee income	11,608	8,554
State income taxes	11,617	10,506
Leases	5,420	5,796
Other	1,678	5,810

Total gross deferred tax liabilities	96,836	94,681

Net deferred tax assets	49,248	46,598
Tax effect of unrealized (gain)/ loss related to available for sale securities	1,972	(28,267)
Tax effect of unrealized loss related to derivative instruments	—	5,874

	1,972	(22,393)

Net deferred tax assets including tax effected items	$51,220	$24,205

For financial reporting purposes, a valuation allowance has been recognized to offset deferred tax assets related to state net operating loss carryforwards of certain subsidiaries and other temporary differences due to the uncertainty that the assets will be realized. If it is subsequently determined that all or a portion of these deferred tax assets will be realized, the tax benefit for these items will be used to reduce deferred tax expense for that period. In addition, a valuation allowance has been established through purchase accounting related to acquired state net operating loss carryforwards. If it is subsequently determined that all or a portion of these deferred tax assets will be realized, the tax benefit for these items will be used to reduce goodwill for that period.
At December 31, 2005, the Corporation had state net operating losses of $316 million (of which, $59 million was acquired from various acquisitions) and federal net operating losses of $2.7 million (of which, $2.3 million was acquired from various acquisitions) that will expire in the years 2006 through 2019.

The effective income tax rate differs from the statutory federal tax rate. The major reasons for this difference are as follows:

	2005	2004	2003

Federal income tax rate at statutory rate	35.0%	35.0%	35.0%
Increases (decreases) resulting from:
Tax-exempt interest and dividends	(2.9)	(3.8)	(4.2)
State income taxes (net of federal income taxes)	1.0	0.7	0.5
Other	(1.2)	(1.6)	(2.4)

Effective income tax rate	31.9%	30.3%	28.9%

Savings banks acquired by the Corporation in 1997 and 2004 qualified under provisions of the Internal Revenue Code that permitted them to deduct from taxable income an allowance for bad debts that differed from the provision for such losses charged to income for financial reporting purposes. Accordingly, no provision for income taxes has been made for $100.3 million of retained income at December 31, 2005. If income taxes had been provided, the deferred tax liability would have been approximately $40.3 million. Management does not expect this amount to become taxable in the future, therefore no provision for income taxes has been made.

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

	2005	2004

	($ in Thousands)
Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale(1)	$5,474,602	$4,310,944
Commercial letters of credit(1)	25,030	22,824
Standby letters of credit(2)	501,009	409,156

(1)	These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and thus are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and is not material at December 31, 2005 or 2004.

(2)	As required by FASB Interpretation No. 45, an interpretation of FASB Statements No. 5, 57, and 107, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the Corporation has established a liability of $4.9 million and $4.6 million at December 31, 2005 and 2004, respectively, as an estimate of the fair value of these financial instruments.
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
Contingent Liabilities
In the ordinary course of business, the Corporation may be named as defendant in or be a party to various pending and threatened legal proceedings. Since it is not possible to formulate a meaningful opinion as to the range of possible outcomes and plaintiffs’ ultimate damage claims, management cannot estimate the specific possible loss or range of loss that may result from these proceedings. Management believes, based upon current knowledge, that liabilities arising out of any such current proceedings will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Corporation.
Residential mortgage loans sold to others are sold on a nonrecourse basis, though First Federal retained the credit risk on the underlying loans it sold to the FHLB, prior to its acquisition by the Corporation, in exchange for a monthly credit enhancement fee. At December 31, 2005 and 2004, there were $2.0 billion and $2.4 billion, respectively, of such loans with credit risk recourse, upon which there have been negligible historical issues.

NOTE 14	DERIVATIVE AND HEDGING ACTIVITIES:
The Corporation uses derivative instruments primarily to hedge the variability in interest payments or protect the value of certain assets and liabilities recorded on its consolidated balance sheet from changes in interest rates. The predominant derivative and hedging activities include interest rate swaps, interest rate caps, and certain mortgage banking activities. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. Because the contract or notional amount does not represent amounts exchanged by the parties, it is not a measure of loss exposure related to the use of derivatives nor of exposure to liquidity risk. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. As the Corporation generally enters into transactions only with high quality counterparties, no losses with counterparty nonperformance on derivative financial instruments have occurred. Further, the Corporation obtains collateral and uses master netting arrangements when available. To mitigate the counterparty risk, interest rate swap agreements generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds a certain threshold. The threshold limits are determined from the credit ratings of each counterparty. Upgrades or downgrades to the credit ratings of either counterparty would lower or raise the threshold limits. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, currency exchange rates, or commodity prices. The market risk associated with interest rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.
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
Interest rate swap contracts are entered into primarily as an asset/liability management strategy to modify interest rate risk, while an interest rate cap is an interest rate protection instrument. Interest rate swap contracts are exchanges of interest payments, such as fixed rate payments for floating rate payments, based on a notional principal amount. Payments related to the Corporation’s swap contracts are made monthly, quarterly, or semi-annually by one of the parties depending on the specific terms of the related contract. The primary risk associated with all swaps is the exposure to movements in interest rates and the ability of the counterparties to meet the terms of the contract. Interest rate floors and caps are interest rate protection instruments that involve the payment from the seller to the buyer of an interest differential. This differential represents the difference between a short-term rate (e.g., six-month LIBOR) and an agreed upon rate (the strike rate) applied to a notional principal amount. By buying a cap, the Corporation will be paid the differential by a counterparty should the short-term rate rise above the strike level of the agreement. The primary risk associated with purchased floors and caps is the ability of the counterparties to meet the terms of the agreement. At December 31, 2005, the Corporation was not required to pledge any collateral for swap agreements, while $12.1 million of collateral was pledged for swap agreements at December 31, 2004.
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
The table below identifies the Corporation’s derivative instruments at December 31, 2005 and 2004, as well as which instruments receive hedge accounting treatment. Included in the table for both December 31, 2005 and 2004, were customer interest rate swaps and interest rate caps for which the Corporation has mirror swaps and caps. The fair value of these customer swaps and caps is recorded in earnings and the net impact for 2005 and 2004 was immaterial.

			Weighted Average
	Notional	Fair Value
	Amount	Gain/(Loss)	Receive Rate	Pay Rate	Maturity

	($ in Thousands)
December 31, 2005

Swaps—receive fixed/ pay variable(1)	$175,000	$(233)	7.63%	5.51%	322 months
Swaps—receive variable/ pay fixed(2)	274,155	1,532	6.26%	6.56%	60 months
Interest rate cap	200,000	77	Strike 4.72%	—	8 months
Customer and mirror swaps	201,725	—	4.15%	4.15%	91 months
Customer and mirror caps	22,897	—	—	—	44 months

(1)	Fair value hedge accounting is applied on $175 million notional, which hedges long-term, fixed rate funding.

(2)	Fair value hedge accounting is applied on $274 million notional, which hedges long-term, fixed rate commercial loans.
Effective for the quarter ended June 30, 2005, the Corporation no longer applied hedge accounting to certain interest rate swap agreements and an interest rate cap. The impact of these changes was effected by recording a loss on derivatives of $6.7 million in other income effective for the quarter ended June 30, 2005. On an after tax basis, this resulted in a $4.0 million reduction to net income, or $0.03 to both basic and diluted earnings per share for 2005. The aggregate cumulative effect of this adjustment was a net increase to consolidated stockholders’ equity of $3.3 million, at June 30, 2005, attributable to the fair value changes of the interest rate swaps hedging the subordinated debt and commercial loans. Certain derivative instruments that lost hedge accounting treatment were terminated in the third quarter of 2005 resulting in a $1.0 million gain, included in other income. The Corporation continues to evaluate its future hedging strategies.

			Weighted Average
	Notional	Fair Value
	Amount	Gain/(Loss)	Receive Rate	Pay Rate	Maturity

	($ in Thousands)
December 31, 2004

Swap—receive variable/pay fixed(1),(4)	$200,000	$(14,732)	2.06%	5.03%	76 months
Swaps—receive fixed/ pay variable(2),(5)	375,000	10,262	7.21%	3.80%	199 months
Cap(1),(6)	200,000	97	Strike 4.72%	—	20 months
Swaps—receive variable/ pay fixed(3),(7)	320,997	(3,731)	4.42%	6.34%	50 months
Customer and mirror swaps	94,457	—	2.80%	2.80%	89 months
Customer and mirror caps	23,550	—	—	—	78 months

(1)	Cash flow hedges of variable rate long-term funding.

(2)	Fair value hedges of fixed rate long-term funding.

(3)	Fair value hedges of specific long-term fixed rate commercial loans.

(4)	Effective for the second quarter of 2005, hedge accounting treatment was no longer applied and swap was terminated during the third quarter of 2005. See additional discussion within this Note and in section, “Critical Accounting Policies.”

(5)	Effective for the second quarter of 2005, hedge accounting treatment was no longer applied to a $200 million receive fixed/ pay variable interest rate swap and swap was terminated during the third quarter of 2005. See additional discussion within this Note and in section, “Critical Accounting Policies.”

(6)	Effective for the second quarter of 2005, hedge accounting was no longer applied and cap is marked to market through other income in the consolidated statements of income.

(7)	Effective for the second quarter of 2005, hedge accounting treatment was no longer applied to certain interest rate swaps related to specific fixed rate commercial loans and these swaps were terminated during the third quarter of 2005. See additional discussion within this Note and in section, “Critical Accounting Policies.”
For the mortgage derivatives, which are not included in the table above and are not accounted for as hedges, changes in the fair value are recorded to mortgage banking, net. The fair value of the mortgage derivatives at December 31, 2005 was a net loss of $0.4 million, compared to a net loss of $0.7 million at December 31, 2004, with the change of $0.3 million increasing mortgage banking, net, for 2005. The $0.4 million net fair value loss for mortgage derivatives at December 31, 2005 was composed of the net loss on commitments to sell approximately $101.4 million of loans to various investors and the net loss on commitments to fund approximately $74.9 million of loans to individual borrowers. The $0.7 million net fair value loss for mortgage derivatives at December 31, 2004 was composed of the net loss on commitments to sell approximately $148.6 million of loans to various investors and the net loss on commitments to fund approximately $125.9 million of loans to individual borrowers.
NOTE 15     PARENT COMPANY ONLY FINANCIAL INFORMATION:
Presented below are condensed financial statements for the Parent Company:

	2005	2004

	($ in Thousands)
ASSETS
Cash and due from banks	$761	$265
Notes receivable from subsidiaries	238,702	259,827
Investment in subsidiaries	2,446,658	2,085,144
Other assets	137,768	110,638

Total assets	$2,823,889	$2,455,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term borrowings	$25,000	$—
Long-term funding	416,695	389,685
Accrued expenses and other liabilities	57,216	48,770

Total liabilities	498,911	438,455
Stockholders’ equity	2,324,978	2,017,419

Total liabilities and stockholders’ equity	$2,823,889	$2,455,874

STATEMENTS OF INCOME

	For the Years Ended December 31,

	2005	2004	2003

	($ in Thousands)
INCOME
Dividends from subsidiaries	$243,000	$124,500	$179,500
Management and service fees from subsidiaries	45,905	46,913	43,146
Interest income on notes receivable	16,505	13,728	10,182
Other income	7,088	2,813	1,454

Total income	312,498	187,954	234,282

EXPENSE
Interest expense on borrowed funds	22,700	12,718	11,474
Personnel expense	31,210	28,936	29,219
Other expense	22,408	20,755	20,241

Total expense	76,318	62,409	60,934

Income before income tax benefit and equity in undistributed income	236,180	125,545	173,348
Income tax benefit	(4,953)	(1,510)	(1,093)

Income before equity in undistributed net income of subsidiaries	241,133	127,055	174,441
Equity in undistributed net income of subsidiaries	79,028	131,231	54,216

Net income	$320,161	$258,286	$228,657

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	2005	2004	2003

	($ in Thousands)
OPERATING ACTIVITIES
Net income	$320,161	$258,286	$228,657
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in equity in undistributed net income of subsidiaries	(79,028)	(131,231)	(54,216)
Depreciation and other amortization	465	495	378
Gain on sales of investment securities, net	(2,873)	(902)	—
(Gain) loss on sales of assets, net	—	(8)	2
(Increase) decrease in interest receivable and other assets	(22,422)	2,837	(269)
Increase (decrease) in interest payable and other liabilities	5,471	(27,200)	(22,724)
Capital received from (contributed to) subsidiaries	(50)	(10,000)	95,470

Net cash provided by operating activities	221,724	92,277	247,298

INVESTING ACTIVITIES
Proceeds from sales of investment securities	10,117	1,398	—
Net cash paid in acquisition of subsidiary	(14,881)	(72,723)	—
Net (increase) decrease in notes receivable	20,758	114,847	(95,630)
Purchase of other assets, net of disposals	(146)	(320)	(975)

Net cash provided by (used in) investing activities	15,848	43,202	(96,605)

FINANCING ACTIVITIES
Net increase (decrease) in short-term borrowings	12,000	(13,775)	—
Net decrease in long-term funding	(14,000)	—	—
Cash dividends paid	(138,966)	(112,565)	(98,169)
Proceeds from exercise of stock options	18,702	23,857	23,163
Purchase of treasury stock	(114,812)	(33,655)	(75,401)

Net cash used in financing activities	(237,076)	(136,138)	(150,407)

Net increase (decrease) in cash and cash equivalents	496	(659)	286
Cash and cash equivalents at beginning of year	265	924	638

Cash and cash equivalents at end of year	$761	$265	$924

NOTE 16	FAIR VALUE OF FINANCIAL INSTRUMENTS:
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Corporation’s financial instruments.

The estimated fair values of the Corporation’s financial instruments on the balance sheet at December 31 were as follows:

	2005		2004

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

	($ in Thousands)
Financial assets:
Cash and due from banks	$460,230	$460,230	$389,311	$389,311
Interest-bearing deposits in other financial institutions	14,254	14,254	13,321	13,321
Federal funds sold and securities purchased under agreements to resell	17,811	17,811	55,440	55,440
Accrued interest receivable	107,883	107,883	88,953	88,953
Interest rate swap and cap agreements(1)	4,696	4,696	12,027	12,027
Investment securities available for sale	4,711,605	4,711,605	4,815,344	4,815,344
Loans held for sale	57,710	57,710	64,964	64,964
Loans	15,206,464	15,272,570	13,881,887	13,980,035
Bank owned life insurance	354,287	354,287	321,564	321,564
Financial liabilities:
Deposits	13,573,089	13,573,345	12,786,239	12,814,524
Accrued interest payable	48,747	48,747	28,300	28,300
Short-term borrowings	2,666,307	2,666,307	2,926,716	2,926,716
Long-term funding	3,348,476	3,343,600	2,604,540	2,616,153
Interest rate swap and cap agreements(1)	3,320	3,320	20,131	20,131
Standby letters of credit(2)	4,920	4,920	4,558	4,558
Commitments to originate mortgage loans held for sale	204	204	450	450
Forward commitments to sell residential mortgage loans	169	169	274	274

(1)	At December 31, 2005 and 2004, the notional amount of non-trading interest rate swap and cap agreements was $0.6 billion and $1.1 billion, respectively. See Note 14 for information on the fair value of derivative financial instruments.

(2)	At December 31, 2005 and 2004, the commitment on standby letters of credit was $0.5 billion and $0.4 billion, respectively. See Note 13 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.
Cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and securities purchased under agreements to resell, and accrued interest receivable— For these short-term instruments, the carrying amount is a reasonable estimate of fair value.
Investment securities available for sale— The fair value of investment securities available for sale, with certain exceptions noted, is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. The fair value of certain state and municipal securities is not readily available through market sources other than dealer quotations, so fair value estimates are based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued. The carrying amount is a reasonable fair value estimate for Federal Reserve and FHLB stock given their “restricted” nature.
Loans held for sale— Fair value is estimated using the prices of the Corporation’s existing commitments to sell such loans and/or the quoted market prices for commitments to sell similar loans.
Loans— Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, commercial real estate, lease financing, residential mortgage, home equity, and other consumer. The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for similar maturities.
Bank owned life insurance— The fair value of bank owned life insurance approximates the carrying amount, because upon liquidation of these investments the Corporation would receive the cash surrender value which equals the carrying amount.
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
Restrictions on Cash and Due From Banks
The Corporation’s bank subsidiary is required to maintain certain vault cash and reserve balances with the Federal Reserve Bank to meet specific reserve requirements. These requirements approximated $7.3 million at December 31, 2005.
Regulatory Capital Requirements
The Corporation and its subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005 and 2004, that the Corporation meets all capital adequacy requirements to which it is subject.
As of December 31, 2005 and 2004, the most recent notifications from the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation categorized the subsidiary bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the subsidiary bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions’ category.
The actual capital amounts and ratios of the Corporation and its significant subsidiaries are presented below. No deductions from capital were made for interest rate risk in 2005 or 2004.

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
($ In Thousands)	Actual		Purposes		Action Provisions: (2)

	Amount	Ratio (1)	Amount	Ratio (1)	Amount	Ratio (1)

As of December 31, 2005:

Associated Banc-Corp

Total Capital	$2,013,354	12.26%	$1,313,696	≥8.00%
Tier I Capital	1,597,826	9.73	656,848	≥4.00%
Leverage	1,597,826	7.58	843,443	≥4.00%
Associated Bank, N.A.

Total Capital	$1,768,590	10.91	$1,296,677	≥8.00%	$1,620,846	≥10.00%
Tier I Capital	1,491,005	9.20	648,338	≥4.00%	972,507	≥6.00%
Leverage	1,491,005	7.16	833,013	≥4.00%	1,041,266	≥5.00%
As of December 31, 2004:

Associated Banc-Corp

Total Capital	$1,817,016	12.33%	$1,178,460	≥8.00%
Tier I Capital	1,420,386	9.64	589,230	≥4.00%
Leverage	1,420,386	7.79	729,025	≥4.00%
Associated Bank, N.A.

Total Capital	$1,093,698	10.79	$810,620	≥8.00%	$1,013,275	≥10.00%
Tier I Capital	885,340	8.74	405,310	≥4.00%	607,965	≥6.00%
Leverage	885,340	6.46	548,085	≥4.00%	685,106	≥5.00%
First Federal Capital Bank(3)(4)

Total Capital	$202,883	9.86	$164,544	≥8.00%	$205,680	≥10.00%
Core Capital	188,217	5.16	145,810	≥4.00%	182,263	≥5.00%
Tangible Capital	188,217	5.16	54,679	≥1.50%
Tier I Capital	188,217	9.15			123,408	≥6.00%

(1)	Total Capital ratio is defined as Tier 1 Capital plus Tier 2 Capital divided by total risk-weighted assets. The Tier 1 Capital ratio is defined as Tier 1 Capital divided by total risk-weighted assets. The leverage ratio is defined as Tier 1 Capital divided by the most recent quarter’s average total assets. The Core Capital ratio is defined as Tier 1 (Core) Capital divided by adjusted total assets. The Tangible Capital ratio is defined as tangible capital divided by tangible assets.

(2)	Prompt corrective action provisions are not applicable at the bank holding company level.

(3)	Prompt corrective action provisions are not applicable for tangible capital, and capital adequacy provisions are not applicable for Tier 1 Capital at thrift institutions.

(4)	During 2005, First Federal Capital Bank was merged with and into Associated Bank, National Association.
NOTE 18     EARNINGS PER SHARE:
Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options and, having a lesser impact, unvested restricted stock and unsettled share repurchases.
On April 28, 2004, the Board of Directors declared a 3-for-2 stock split, effected in the form of a stock dividend, payable May 12, 2004, to stockholders of record at the close of business on May 7, 2004. All share and per share data in the accompanying consolidated financial statements has been adjusted to reflect the effect of this stock split. As a result of the stock split, the Corporation distributed approximately 37 million shares of common stock. Any fractional shares resulting from the dividend were paid in cash.
Presented below are the calculations for basic and diluted earnings per share.

	For the Years Ended December 31,

	2005	2004	2003

	(In Thousands, except per share data)
Net income	$320,161	$258,286	$228,657

Weighted average shares outstanding	130,554	113,532	110,617
Effect of dilutive stock awards and unsettled share repurchases	1,377	1,493	1,144

Diluted weighted average shares outstanding	131,931	115,025	111,761
Basic earnings per share	$2.45	$2.28	$2.07

Diluted earnings per share	$2.43	$2.25	$2.05

NOTE 19     SEGMENT REPORTING
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
The Corporation’s primary segment is banking, conducted through its bank and lending subsidiaries. For purposes of segment disclosure, as allowed by the governing accounting statement, these entities have been combined as one segment that have similar economic characteristics and the nature of their products, services, processes, customers, delivery channels, and regulatory environment are similar. Banking consists of lending and deposit gathering (as well as other banking-related products and services) to businesses, governments, and consumers (including mortgages, home equity lending, and card products) and the support to deliver, fund, and manage such banking services.
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
The accounting policies of the segments are the same as those described in Note 1. Selected segment information is presented below.

		Wealth		Consolidated
	Banking	Management	Other	Total

	($ in Thousands)
2005
Net interest income	$671,959	$296	$—	$672,255
Provision for loan losses	13,019	—	—	13,019
Noninterest income	224,190	92,776	(2,746)	314,220
Depreciation and amortization	52,449	2,307	—	54,756
Other noninterest expense	389,694	61,893	(2,746)	448,841
Income taxes	138,149	11,549	—	149,698

Net income	$302,838	$17,323	$—	$320,161

Total assets	$22,036,581	$90,055	$(26,554)	$22,100,082

Total revenues*	$873,015	$93,072	$(2,746)	$963,341
Percent of consolidated total revenues	90%	10%	—%	100%

2004
Net interest income	$552,311	$316	$—	$552,627
Provision for loan losses	14,668	—	—	14,668
Noninterest income	150,225	79,609	(1,655)	228,179
Depreciation and amortization	36,174	2,495	—	38,669
Other noninterest expense	303,720	55,067	(1,655)	357,132
Income taxes	103,106	8,945	—	112,051

Net income	$244,868	$13,418	$—	$258,286

Total assets	$20,448,862	$81,236	$(9,962)	$20,520,136

Total revenues*	$684,604	$79,925	$(1,655)	$762,874
Percent of consolidated total revenues	90%	10%	—%	100%

2003
Net interest income	$510,213	$549	$—	$510,762
Provision for loan losses	46,813	—	—	46,813
Noninterest income	181,845	55,102	(2,853)	234,094
Depreciation and amortization	34,966	1,571	—	36,537
Other noninterest expense	297,314	45,329	(2,853)	339,790
Income taxes	89,559	3,500	—	93,059

Net income	$223,406	$5,251	$—	$228,657

Total assets	$15,195,428	$62,383	$(9,917)	$15,247,894

Total revenues*	$674,846	$55,651	$(2,853)	$727,644
Percent of consolidated total revenues	93%	7%	—%	100%

*	Total revenues for this segment disclosure are defined to be the sum of net interest income plus noninterest income, net of mortgage servicing rights amortization.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Associated Banc-Corp:
We have audited the accompanying consolidated balance sheets of Associated Banc-Corp and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Associated Banc-Corp and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Associated Banc-Corp’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
KPMG LLP
Chicago, Illinois
February 28, 2006

Market Information

			Market Price Range Sales Prices

	Dividends Paid	Book Value	High	Low	Close

2005
4th Quarter	$0.2700	$17.15	$33.23	$29.09	$32.55
3rd Quarter	0.2700	16.12	34.74	30.29	30.48
2nd Quarter	0.2700	15.80	33.89	30.11	33.58
1st Quarter	0.2500	15.62	33.50	30.60	31.23

2004
4th Quarter	$0.2500	$15.56	$34.85	$32.08	$33.23
3rd Quarter	0.2500	13.19	32.19	28.81	32.07
2nd Quarter	0.2500	12.54	30.13	27.09	29.63
1st Quarter	0.2267	12.67	30.37	28.08	29.86

Annual dividend rate: $1.08
Market information has been restated for the 3-for-2 stock split, effected in the form of a stock dividend, declared on April 28, 2004, and paid on May 12, 2004, to shareholders of record at the close of business on May 7, 2004.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
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
As of December 31, 2005, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its chief Executive Officer and Chief Financial Officer concluded that the Corporations disclosure controls and procedures were effective as of December 31, 2005. No changes were made to the Corporation’s internal control over financial reporting (as defined Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
Management of Associated Banc-Corp (the “Corporation”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Corporation’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
As of December 31, 2005, management assessed the effectiveness of the Corporation’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organization of the

Treadway Commission (COSO). Based on this assessment, management has determined that the Corporation’s internal control over financial reporting as of December 31, 2005 is effective.
KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Corporation included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2005. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2005, is included on page 104 under the heading “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Associated Banc-Corp:
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Associated Banc-Corp maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Associated Banc-Corp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness on internal control. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Associated Banc-Corp’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Associated Banc-Corp maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Associated Banc-Corp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Associated Banc-Corp and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated February 28, 2006 expressed an unqualified opinion on those consolidated financial statements.
KPMG LLP
Chicago, Illinois
February 28, 2006

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information in the Corporation’s definitive Proxy Statement, prepared for the 2006 Annual Meeting of Shareholders, which contains information concerning directors of the Corporation under the caption “Election of Directors,” and information concerning executive officers of the Corporation under the caption “Information About the Executive Officers,” in incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information in the Corporation’s definitive Proxy Statement, prepared for the 2006 Annual Meeting of Shareholders, which contains information concerning this item, under the captions “Executive Compensation,” “Report of the Compensation and Benefits Committee on Executive Compensation,” “Shareholder Return Performance Presentation,” and “Compensation Agreements and Incentive Plans” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information in the Corporation’s definitive Proxy Statement, prepared for the 2006 Annual Meeting of Shareholders, which contains information concerning this item, under the caption “Stock Ownership,” and “Compensation Agreements and Incentive Plans—Equity Compensation Plan Information,” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information in the Corporation’s definitive Proxy Statement, prepared for the 2006 Annual Meeting of Shareholders, which contains information concerning this item under the caption “Compensation Agreements and Incentive Plans—Certain Relationships and Related Transactions,” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information in the Corporation’s definitive Proxy Statement, prepared for the 2006 Annual meeting of Shareholders, which contains information concerning this item under the caption “Fees Paid to Independent Registered Public Accounting Firm,” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) 1 and 2 Financial Statements and Financial Statement Schedules

The following financial statements and financial statement schedules are included under a separate caption “Financial Statements and Supplementary Data” in Part II, Item 8 hereof and are incorporated herein by reference.

Consolidated Balance Sheets— December 31, 2005 and 2004

Consolidated Statements of Income— For the Years Ended December 31, 2005, 2004, and 2003

Consolidated Statements of Changes in Stockholders’ Equity— For the Years Ended December 31, 2005, 2004, and 2003

Consolidated Statements of Cash Flows— For the Years Ended December 31, 2005, 2004, and 2003

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
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
The Parent Company, by signing this report, agrees to furnish the SEC, upon its request, a copy of any instrument that defines the rights of holders of long-term debt of the Corporation and its consolidated and unconsolidated subsidiaries for which consolidated or unconsolidated financial statements are required to be filed and that authorizes a total amount of securities not in excess of 10% of the total assets of the Corporation on a consolidated basis
*(10)(a)	Associated Banc-Corp Amended and Restated Long-Term Incentive Stock Plan	Exhibit 99.1 to the Corporation’s registration statement (333-121012) on Form S-8 filed under the Securities Act of 1933
*(10)(b)	Change of Control Plan of the Corporation effective April 25, 1994	Exhibit (10)(d) to Report on Form 10-K for fiscal year ended December 31, 1994

Exhibit
Number	Description

*(10)(c)	Deferred Compensation Plan and Deferred Compensation Trust effective as of December 16, 1993, and Deferred Compensation Agreement of the Corporation dated December 31, 1994	Exhibit (10)(e) to Report on Form 10-K for fiscal year ended December 31, 1994
*(10)(d)	Incentive Compensation Agreement (form) and schedules dated as of October 1, 2001	Exhibit (10)(e) to Report on Form 10-K for fiscal year ended December 31, 2001
*(10)(e)	Employment Agreement between the Parent Company and Paul S. Beideman effective April 28, 2003	Exhibit 10 to Report on Form 10-Q for quarter ended June 30, 2003
*(10)(f)	Associated Banc-Corp Directors’ Deferred Compensation Plan	Exhibit (10)(f) to Report on Form 10-K for fiscal year ended December 31, 2004
*(10)(g)	Associated Banc-Corp 1999 Non-Qualified Stock Option Plan	Exhibit 99.1 to the Corporation’s registration statement (333-121010) on Form S-8 filed under the Securities Act of 1933
*(10)(h)	Associated Banc-Corp 2003 Long-Term Incentive Plan	Exhibit 99.1 to the Corporation’s registration statement (333-121011) on Form S-8 filed under the Securities Act of 1933
*(10)(i)	Associated Banc-Corp Incentive Compensation Plan	Exhibit (10)(i) to Report on Form 10-K for fiscal year ended December 31, 2004
*(10)(j)	Separation Agreement and General Release, dated as of October 29, 2004, by and among First Federal Capital Corp, First Federal Capital Bank and Jack C. Rusch	Exhibit (10)(j) to Report on Form 10-K for fiscal year ended December 31, 2004
*(10)(k)	Noncompete Agreement, dated as of October 29, 2004, by and among Associated Banc-Corp and Jack C. Rusch	Exhibit (10)(k) to Report on Form 10-K for fiscal year ended December 31, 2004
*(10)(l)	Consulting Agreement, dated as of October 29, 2004, by and between Associated Bank and Jack C. Rusch	Exhibit (10)(l) to Report on Form 10-K for fiscal year ended December 31, 2004
*(10)(m)	First Federal Director Deferred Compensation Plan	Incorporated by reference as Exhibit 10.2 to First Federal Capital Corp’s 2003 Form 10-K from the 1989 Form 10-K.
(10)(n)	Distribution Agreement dated September 30, 2005, for $2 billion Senior and Subordinated Bank Notes	Exhibit 1.1 to current report on Form 8-K filed on October 19, 2005
(10)(o)	Fiscal and Paying Agency Agreement dated September 30, 2005, for $2 billion Senior and Subordinated Bank Notes	Exhibit 4.1 to current report on Form 8-K filed on October 19, 2005
(11)	Statement Re Computation of Per Share Earnings	See Note 18 in Part II Item 8
(21)	Subsidiaries of the Parent Company	Filed herewith
(23)	Consent of Independent Registered Public Accounting Firm	Filed herewith

Exhibit
Number	Description

(24)	Power of Attorney	Filed herewith
(31.1)	Certification Under Section 302 of Sarbanes-Oxley by Paul S. Beideman, Chief Executive Officer	Filed herewith
(31.2)	Certification Under Section 302 of Sarbanes-Oxley by Joseph B. Selner, Chief Financial Officer	Filed herewith
(32)	Certification by the CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley	Filed herewith

*	Management contracts and arrangements.
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

ASSOCIATED BANC-CORP

Date: March 2, 2006	By: /s/ PAUL S. BEIDEMAN Paul S. Beideman President and Chief Executive Officer
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

Date: March 2, 2006