Form 10-Q
period 2006-03-31
ASSOCIATED BANC-CORP
filed 2006-05-08
CIK 7789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of registrant’s common stock, par value $0.01 per share, at April 30, 2006, was 132,238,765.

ASSOCIATED BANC-CORP

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements:
ASSOCIATED BANC-CORP
Consolidated Balance Sheets

	March 31,	March 31,	December 31,
	2006	2005	2005
	(Unaudited)	(Unaudited)	(Audited)
	(In Thousands, except share data)
ASSETS
Cash and due from banks	$405,001	$327,487	$460,230
Interest-bearing deposits in other financial institutions	20,096	14,202	14,254
Federal funds sold and securities purchased under agreements to resell	8,380	15,655	17,811
Investment securities available for sale, at fair value	3,840,697	4,835,134	4,711,605
Loans held for sale	47,818	79,975	57,710
Loans	15,539,187	13,923,196	15,206,464
Allowance for loan losses	(203,408)	(189,917)	(203,404)

Loans, net	15,335,779	13,733,279	15,003,060
Premises and equipment	200,014	180,315	206,153
Goodwill	875,727	679,993	877,680
Other intangible assets, net	117,290	119,381	120,358
Other assets	668,058	517,021	631,221

Total assets	$21,518,860	$20,502,442	$22,100,082

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$2,319,075	$2,156,592	$2,504,926
Interest-bearing deposits, excluding brokered certificates of deposit	10,730,135	9,819,201	10,538,856
Brokered certificates of deposit	567,660	218,111	529,307

Total deposits	13,616,870	12,193,904	13,573,089
Short-term borrowings	2,597,950	2,778,161	2,666,307
Long-term funding	2,898,089	3,332,804	3,348,476
Accrued expenses and other liabilities	161,256	172,502	187,232

Total liabilities	19,274,165	18,477,371	19,775,104

Stockholders’ equity
Preferred stock	—	—	—
Common stock (Par value $0.01 per share, authorized 250,000,000 shares, issued 132,327,318, 130,042,415, and 135,697,755 shares, respectively)	1,323	1,300	1,357
Surplus	1,178,908	1,128,148	1,301,004
Retained earnings	1,073,968	898,578	1,029,247
Accumulated other comprehensive income (loss)	(9,504)	10,505	(3,938)
Deferred compensation	—	(3,814)	(2,081)
Treasury stock, at cost (0, 294,244 and 23,500 shares, respectively)	—	(9,646)	(611)

Total stockholders’ equity	2,244,695	2,025,071	2,324,978

Total liabilities and stockholders’ equity	$21,518,860	$20,502,442	$22,100,082

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(In Thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$261,015	$200,309
Interest and dividends on investment securities and deposits with other financial institutions:
Taxable	39,116	41,034
Tax exempt	10,163	9,723
Interest on federal funds sold and securities purchased under agreements to resell	249	82

Total interest income	310,543	251,148
INTEREST EXPENSE
Interest on deposits	77,878	44,433
Interest on short-term borrowings	33,244	17,169
Interest on long-term funding	32,552	23,638

Total interest expense	143,674	85,240

NET INTEREST INCOME	166,869	165,908
Provision for loan losses	4,465	2,327

Net interest income after provision for loan losses	162,404	163,581
NONINTEREST INCOME
Trust service fees	8,897	8,328
Service charges on deposit accounts	20,959	18,665
Mortgage banking, net	4,404	9,884
Card-based and other nondeposit fees	9,886	9,111
Retail commission income	15,478	14,705
Bank owned life insurance income	3,071	2,168
Asset sale losses, net	(230)	(302)
Investment securities gains, net	2,456	—
Other	5,852	8,814

Total noninterest income	70,773	71,373
NONINTEREST EXPENSE
Personnel expense	69,303	72,985
Occupancy	11,758	9,888
Equipment	4,588	4,018
Data processing	7,248	6,293
Business development and advertising	4,249	3,939
Stationery and supplies	1,774	1,844
Other intangible amortization expense	2,343	1,994
Other	22,208	20,281

Total noninterest expense	123,471	121,242

Income before income taxes	109,706	113,712
Income tax expense	27,999	36,242

NET INCOME	$81,707	$77,470

Earnings per share:
Basic	$0.60	$0.60
Diluted	$0.60	$0.59
Average shares outstanding:
Basic	135,114	129,781
Diluted	136,404	131,358
See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

				Accumulated
				Other
	Common		Retained	Comprehensive	Deferred	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Compensation	Stock	Total
	(In Thousands, except per share data)
Balance, December 31, 2004	$1,300	$1,127,205	$858,847	$41,205	$(2,122)	$(9,016)	$2,017,419
Comprehensive income:
Net income	—	—	77,470	—	—	—	77,470
Net unrealized gains on derivative instruments, net of taxes of $1.9 million	—	—	—	2,796	—	—	2,796
Add: reclassification adjustment to interest expense for interest differential, net of taxes of $0.5 million,	—	—	—	743	—	—	743
Net unrealized holding losses on available for sale securities, net of taxes of $19.3 million	—	—	—	(34,239)	—	—	(34,239)

Comprehensive income							46,770

Cash dividends, $0.25 per share	—	—	(32,481)	—	—	—	(32,481)
Common stock issued:
Incentive stock options	—	—	(5,258)	—	—	11,335	6,077
Purchase of treasury stock	—	—	—	—	—	(13,650)	(13,650)
Restricted stock awards granted, net of amortization	—	7	—	—	(1,692)	1,685	—
Tax benefit of stock options	—	936	—	—	—	—	936

Balance, March 31, 2005	$1,300	$1,128,148	$898,578	$10,505	$(3,814)	$(9,646)	$2,025,071

Balance, December 31, 2005	$1,357	$1,301,004	$1,029,247	$(3,938)	$(2,081)	$(611)	$2,324,978
Comprehensive income:
Net income	—	—	81,707	—	—	—	81,707
Net unrealized holding losses on available for sale securities, net of taxes of $2.0 million	—	—	—	(4,092)	—	—	(4,092)
Reclassification adjustment for net gains on available for sale securities realized in net income, net of taxes of $1.0 million	—	—	—	(1,474)	—	—	(1,474)

Comprehensive income							76,141

Cash dividends, $0.27 per share	—	—	(36,716)	—	—	—	(36,716)
Common stock issued:
Incentive stock options	6	12,594	(270)	—	—	909	13,239
Purchase of treasury stock	(40)	(137,134)	—	—	—	(298)	(137,472)
Stock-based compensation, net	—	393	—	—	2,081	—	2,474
Tax benefit of stock options	—	2,051	—	—	—	—	2,051

Balance, March 31, 2006	$1,323	$1,178,908	$1,073,968	$(9,504)	$—	$—	$2,244,695

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2006	2005
	($ in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$81,707	$77,470
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,465	2,327
Depreciation and amortization	6,331	5,258
Reversal of valuation allowance on mortgage servicing rights	(1,426)	(4,000)
Amortization (accretion) of:
Mortgage servicing rights	5,080	5,879
Intangible assets	2,343	1,994
Premiums and discounts on investments, loans and funding	4,723	7,105
Tax benefit from exercise of stock options	2,051	936
Excess tax benefit from stock-based compensation	(1,370)	—
Federal Home Loan Bank stock dividend	(1,534)	(2,373)
Gain on sales of investment securities, net	(2,456)	—
Loss on sales of assets, net	230	302
Gain on sales of loans held for sale, net	(2,122)	(4,418)
Mortgage loans originated and acquired for sale	(246,724)	(337,406)
Proceeds from sales of mortgage loans held for sale	258,738	326,813
Increase in interest receivable	(1,538)	(7,172)
Increase (decrease) in interest payable	(6,281)	3,285
Net change in other assets and other liabilities	3,851	(680)

Net cash provided by operating activities	106,068	75,320

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(344,093)	(50,013)
Capitalization of mortgage servicing rights	(2,929)	(3,815)
Purchases of:
Securities available for sale	(59,287)	(368,983)
Premises and equipment, net of disposals	(1,177)	(604)
Bank owned life insurance	(50,000)	—
Proceeds from:
Sales of securities available for sale	673,361	—
Calls and maturities of securities available for sale	247,360	290,947
Sales of other assets	4,325	1,446

Net cash provided by (used in) investing activities	467,560	(131,022)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	43,781	(592,335)
Net decrease in short-term borrowings	(68,357)	(112,605)
Repayment of long-term funding	(748,291)	(450,272)
Proceeds from issuance of long-term funding	300,000	1,150,240
Cash dividends	(36,716)	(32,481)
Proceeds from exercise of incentive stock options	13,239	6,077
Excess tax benefit from stock-based compensation	1,370	—
Purchase of treasury stock	(137,472)	(13,650)

Net cash used in financing activities	(632,446)	(45,026)

Net decrease in cash and cash equivalents	(58,818)	(100,728)
Cash and cash equivalents at beginning of period	492,295	458,072

Cash and cash equivalents at end of period	$433,477	$357,344

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$149,955	$81,955
Income taxes	3,030	6,468
Supplemental schedule of noncash investing activities:
Loans transferred to other real estate	3,033	1,656

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Notes to Consolidated Financial Statements
These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with U.S. generally accepted accounting principles have been omitted or abbreviated. The information contained in the consolidated financial statements and footnotes in Associated Banc-Corp’s 2005 annual report on Form 10-K, should be referred to in connection with the reading of these unaudited interim financial statements.
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
NOTE 2: Reclassifications
Certain items in prior period consolidated financial statements have been reclassified to conform with the March 31, 2006 presentation.
NOTE 3: New Accounting Pronouncements
In March 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140,” (“SFAS 156”). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. All separately recognized servicing assets and servicing liabilities are to be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose either the amortization method or the fair value measurement method for subsequently measuring each class of separately recognized servicing assets or servicing liabilities. Under the amortization method, servicing assets or servicing liabilities are amortized in proportion to and over the period of estimated net servicing income or loss and servicing assets or servicing liabilities are assessed for impairment based on fair value at each reporting date. The fair value measurement method measures servicing assets and servicing liabilities at fair value at each reporting date with the changes in fair value recognized in earnings in the period in which the changes occur. SFAS 156 is effective for fiscal years beginning after September 15, 2006, and earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements for any period of that fiscal year. The Corporation will adopt SFAS 156 in 2007 and is in the process of assessing the impact on its results of operations, financial position, and liquidity.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140,” (“SFAS 155”), effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. Additionally, SFAS 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 also amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Corporation will adopt SFAS 155 in 2007 and is in the process of assessing the impact on its results of operations, financial position, and liquidity.
In November 2005, the FASB issued FASB Staff Position (“FSP”) 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (“FSP 115-1”). FSP 115-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence, impairment is determined to be other-than-temporary, then an impairment loss should be recognized through earnings equal to the difference between the cost of the investment and its fair value. This FSP nullifies certain provisions of Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (“EITF 03-1”) while retaining the disclosure requirements of EITF 03-1, which were adopted in 2003. FSP 115-1 is effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005. The Corporation regularly evaluates its investments for possible other-than-temporary impairment and, therefore, the requirements of FSP 115-1 did not have a material impact on the Corporation’s results of operations, financial position, or liquidity.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3,” (“SFAS 154”). SFAS 154 changes the accounting for and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of changes in accounting principle unless impracticable. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on the Corporation’s results of operations, financial position, or liquidity.
In December 2004, the FASB issued SFAS No. 123 (revised December 2004), “Share-Based Payment,” (“SFAS 123R”), which replaces SFAS 123 and supersedes APB Opinion 25. SFAS 123R is effective for all stock-based awards granted in the first fiscal year beginning on or after June 15, 2005. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and expensed over the applicable vesting period. Pro forma disclosure only of the income statement effects of share-based payments is no longer an alternative under SFAS 123R. In addition, companies must recognize compensation expense related to any stock-based awards that are not fully vested as of the effective date. The Corporation adopted SFAS 123R effective January 1, 2006, using the modified prospective method. During the first quarter of 2006, the Corporation recognized $0.2 million of compensation expense for unvested stock options related to the adoption of SFAS 123R. See Note 5 for additional information on stock-based compensation.
NOTE 4: Earnings Per Share
Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options and, having a lesser impact, unvested restricted stock. Presented below are the calculations for basic and diluted earnings per share.

	For the three months ended March 31,
	2006	2005
	(In Thousands, except per share data)
Net income	$81,707	$77,470

Weighted average shares outstanding	135,114	129,781
Effect of dilutive stock awards	1,290	1,577

Diluted weighted average shares outstanding	136,404	131,358

Basic earnings per share	$0.60	$0.60

Diluted earnings per share	$0.60	$0.59

NOTE 5: Stock-Based Compensation
At March 31, 2006, the Corporation has three stock-based compensation plans (discussed below). All stock options granted under these plans have an exercise price that is equal to the fair market value of the Corporation’s stock on the date the options were granted. The stock incentive plans of acquired companies were terminated as to future option grants at each respective merger date. Option holders under such plans received the Corporation’s common stock, options to buy the Corporation’s common stock, or cash, based on the conversion terms of the various merger agreements.
Prior to January 1, 2006, the Corporation accounted for stock-based compensation cost under the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations, as allowed by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under APB 25, compensation expense for employee stock options was generally not recognized if the exercise price of the option equaled or exceeded the fair value of the stock on the date of grant, as such options would have no intrinsic value at the date of grant. Therefore, no stock-based compensation cost was recognized in the consolidated statements of income for the first quarter of 2005, except with respect to restricted stock awards.
The Corporation may issue common stock with restrictions to certain key employees. The shares are restricted as to transfer, but are not restricted as to dividend payment or voting rights. The transfer restrictions lapse over three or five years, depending upon whether the awards are fixed or performance-based, are contingent upon continued employment, and for performance-based awards are based on earnings per share performance goals. The Corporation amortizes the expense over the vesting period. During the first quarter of 2006, 87,900 shares of restricted stock shares were awarded, 51,000 shares of restricted stock shares were awarded during the first quarter of 2005 (of which, 42,500 remain restricted at March 31, 2006), and 75,000 restricted stock shares were awarded during 2003 (of which, 30,000 remain restricted at March 31, 2006). Expense for restricted stock awards of approximately $366,000 and $239,000 was recorded for the three months ended March 31, 2006 and 2005, respectively.
Effective January 1, 2006, the Corporation adopted the fair value recognition provisions of SFAS 123R using the modified prospective method. Under this method, compensation cost recognized during the first quarter of 2006 includes compensation cost for all share-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.
As a result of adopting SFAS 123R on January 1, 2006, the Corporation’s income before income taxes and net income for the three months ended March 31, 2006, were $228,000 and $137,000 lower, respectively, than if it had continued to account for the share-based compensation under APB 25. Basic and diluted earnings per share for the three months ended March 31, 2006, would have been unchanged at $0.60 and $0.59, respectively, if the Corporation had not adopted SFAS 123R.
Prior to the adoption of SFAS 123R, the Corporation presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $1.4 million excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Corporation had not adopted SFAS 123R.
Stock-Based Compensation Plans:
In 1987 (as amended subsequently, and most recently in 2005), the Board of Directors, with subsequent approval of the Corporation’s shareholders, approved the Amended and Restated Long-Term Incentive Stock Plan (“Stock Plan”). Options are generally exercisable up to 10 years from the date of grant and vest ratably over two to three years. As of March 31, 2006, approximately 2.4 million shares remain available for grants.

The Board of Directors approved the implementation of a broad-based stock option grant effective July 28, 1999. The only stock option grant under this was in 1999, which provided all qualifying employees with an opportunity and an incentive to buy shares of the Corporation and align their financial interest with the growth in value of the Corporation’s shares. These options have 10-year terms, fully vested after two years, and have exercise prices equal to 100% of market value on the date of grant. As of March 31, 2006, approximately 2.8 million shares remain available for granting.
In January 2003 (and as amended in 2005), the Board of Directors, with subsequent approval of the Corporation’s shareholders, approved the adoption of the 2003 Long-Term Incentive Plan (“2003 Plan”), which provides for the granting of options to key employees. Options are generally exercisable up to 10 years from the date of grant and vest ratably over three years. As of March 31, 2006, approximately 3.2 million shares remain available for grants.
In January 2005, both the Stock Plan and the 2003 Plan were amended to eliminate the requirement that stock options may not be exercisable earlier than one year from the date of grant. With the shareholder approval of these amendments, the stock options granted during 2005 were fully vested by year-end 2005. All stock options granted prior to 2005 vest ratably over 3 years, and those granted during 2006 are expected to vest ratably over 3 years.
Accounting for Stock-Based Compensation:
The fair value of stock options granted is estimated on the date of grant using a Black-Scholes option pricing model, while the fair value of restricted stock shares is their market value on the date of grant. The fair values of stock grants are amortized as compensation expense on a straight-line basis over the vesting period of the grants. Compensation expense recognized is included in personnel expense in the consolidated statements of income.
The weighted average expected life of the stock option represents the period of time that stock options are expected to be outstanding and is estimated using historical data of stock option exercises and forfeitures. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the historical volatility of the Corporation’s stock. The following assumptions were used in estimating the fair value for options granted in the comparable first quarter periods of 2006 and 2005:

	2006	2005
Weighted average expected life	6 yrs	6 yrs
Risk-free interest rate	4.44%	3.81%
Dividend yield	3.23%	3.21%
Expected volatility	23.98%	24.95%
In accordance with SFAS 123R, the Corporation is required to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation cost to be recognized in future periods.

A summary of the Corporation’s stock-based compensation activity for the three months ended March 31, 2006, is presented below.

		Weighted Average	Weighted Average Remaining	Aggregate Intrinsic Value
Stock Options	Shares	Exercise Price	Contractual Term	(000s)

Outstanding at December 31, 2005	7,859,686	$25.40
Granted	20,000	33.60
Exercised	(604,078)	21.91
Forfeited	(57,846)	31.03

Outstanding at March 31, 2006	7,217,762	$25.67	6.58	$59,988

Options exercisable at March 31, 2006	6,837,903	$25.49	6.50	$58,078

		Weighted Average
Restricted Stock	Shares	Grant Date Fair Value

Outstanding at December 31, 2005	72,500	$28.70
Granted	87,900	33.60
Vested	—	—
Forfeited	—	—

Outstanding at March 31, 2006	160,400	$31.39

The following table summarizes information about the Corporation’s nonvested stock compensation activity for the three months ended March 31, 2006:

		Weighted Average
Stock Options	Shares	Grant Date Fair Value

Nonvested at December 31, 2005	1,003,891	$6.00
Granted	20,000	7.11
Vested	(636,074)	5.89
Forfeited	(7,958)	6.26

Nonvested at March 31, 2006	379,859	$6.25

The weighted average per share fair value of stock options granted in the first quarter of 2006 was $7.11, compared to a weighted average per share fair value of $7.04 for stock options granted in the first quarter of 2005. During the same periods, the total intrinsic value of stock options exercised was $7.2 million and $5.1 million, respectively, and the total fair value of stock options that vested was $3.7 million and $4.3 million, respectively. The Corporation had $0.8 million of unrecognized compensation costs related to stock options at March 31, 2006, that is expected to be recognized on a straight-line based over a period of 10 months.
There were no restricted stock shares that vested during the three months ended March 31, 2006. The Corporation had $3.7 million of unrecognized compensation costs related to restricted stock shares at March 31, 2006, that is expected to be recognized over a weighted-average period of 2 years.
During the first quarter of 2006, $13.2 million was received for the exercise of stock options. Cash was not used to settle any equity instruments previously granted. The Corporation issues shares from treasury, when available, or new shares upon the exercise of stock options and vesting of restricted stock shares. The Board of Directors has authorized management to repurchase shares of the Corporation’s common stock each quarter in the market, to be made available for issuance in connection with the Corporation’s employee incentive plans and for other corporate purposes. For the Corporation’s employee incentive plans, the Board of Directors authorized the repurchase of up to 3.0 million shares in 2006 (750,000 shares per quarter). The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities.

As discussed above, results for prior periods have not been restated to reflect the effects of implementing SFAS 123R. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS 123 to options granted under the Corporation’s stock option plans for the prior period presented. For purposes of this pro forma disclosure, the fair value of the options was estimated using a Black-Scholes option pricing model and amortized to expense over the options’ vesting periods. Under SFAS 123, the annual expense allocation methodology attributes a higher percentage of the reported expense to earlier years than to later years, resulting in accelerated expense recognition for pro forma disclosure purposes. In addition, given actions taken by management during 2005, the stock options issued in January 2005 fully vested on June 30, 2005, and the stock options issued in December 2005 fully vested on the date of grant, while the stock options issued during 2004 and in previous years will fully vest three years from the date of grant.

For the Three Months Ended
($ in Thousands, except per share amounts)	March 31, 2005
Net income, as reported	$77,470
Add: Stock-based employee compensation expenses included in reported net income, net of related tax effects	143
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,930)

Net income, as adjusted	$74,683

Basic earnings per share, as reported	$0.60

Basic earnings per share, as adjusted	$0.58

Diluted earnings per share, as reported	$0.59

Diluted earnings per share, as adjusted	$0.57

NOTE 6: Business Combinations
As required, the Corporation’s acquisitions are accounted for under the purchase method of accounting; thus, the results of operations of each acquired entity prior to its respective consummation date are not included in the accompanying consolidated financial statements.
Completed Business Combination:
State Financial Services Corporation (“State Financial”): On October 3, 2005, the Corporation consummated its acquisition of 100% of the outstanding shares of State Financial. Based on the terms of the agreement, the consummation of the transaction included the issuance of approximately 8.4 million shares of common stock and $11 million in cash. As of the date of acquisition, State Financial was a $2 billion financial services company based in Milwaukee, Wisconsin, with 29 banking branches in southeastern Wisconsin and northeastern Illinois, providing commercial and retail banking products. Goals of the acquisition were to expand the branch distribution network, improve operational efficiencies, and increase revenue streams. During the fourth quarter of 2005, the Corporation integrated and converted State Financial onto its centralized operating systems and merged State Financial into its banking subsidiary, Associated Bank, National Association.
At acquisition, goodwill of approximately $199 million, a core deposit intangible of approximately $15 million (with a ten-year estimated life), and other intangibles of $2 million were recognized and assigned to the banking segment. If additional evidence becomes available subsequent to but within one year of recording the transaction indicating a significant difference from an initial estimated fair value used, goodwill could be adjusted.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed of State Financial at the date of the acquisition.

$ in Millions
Investment securities available for sale	$348
Loans, net	979
Other assets	108
Intangible assets	17
Goodwill	199

Total assets acquired	$1,651

Deposits	$1,050
Borrowings	311
Other liabilities	9

Total liabilities assumed	$1,370

Net assets acquired	$281

NOTE 7: Investment Securities
The amortized cost and fair values of securities available for sale were as follows.

	March 31, 2006	March 31, 2005	December 31, 2005
	($ in Thousands)
Amortized cost	$3,855,140	$4,810,426	$4,717,489
Gross unrealized gains	38,125	70,544	54,491
Gross unrealized losses	(52,568)	(45,836)	(60,375)

Fair value	$3,840,697	$4,835,134	$4,711,605

The following represents gross unrealized losses and the related fair value of securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2006.

	Less than 12 months		12 months or more		Total
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	($ in Thousands)
U. S. Treasury securities	$(23)	$27,355	$(129)	$24,867	$(152)	$52,222
Federal agency securities	(84)	22,977	(766)	33,071	(850)	56,048
Obligations of state and political subdivisions	(2,172)	196,371	(802)	70,697	(2,974)	267,068
Mortgage-related securities	(8,599)	649,626	(39,820)	1,590,903	(48,419)	2,240,529
Other securities (debt & equity)	(73)	6,052	(100)	3,392	(173)	9,444

Total	$(10,951)	$902,381	$(41,617)	$1,722,930	$(52,568)	$2,625,311

Management does not believe any individual unrealized loss at March 31, 2006 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-related securities relate primarily to mortgage-backed securities issued by government agencies such as the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation (“FHLMC”). These unrealized losses are primarily attributable to changes in interest rates and not credit deterioration. The Corporation currently has both the intent and ability to hold the securities contained in the previous table for a time necessary to recover the amortized cost.
In late March 2006, $0.7 billion of investment securities were sold as part of the Corporation’s initiative to reduce wholesale borrowings that started in October 2005. Investment securities sales included losses of $15.8 million, offset by gains of $18.3 million on equity security sales, resulting in a net $2.5 million gain for first quarter 2006. The Corporation does not have a historical pattern of restructuring its balance sheet through large investment reductions. Circumstances in the first quarter of 2006 led to the targeted sale decision in support of its wholesale funding reduction initiative, and did not change the Corporation’s intent on the remaining investment portfolio.
The Corporation owns three FHLMC preferred stock securities that were determined to have an other-than-temporary impairment that resulted in a write-down of $2.2 million on these securities during 2004. At March 31, 2006, these FHLMC preferred stock securities (two of which are included in the table above in the other securities, 12 months or more category with unrealized losses of $0.1 million) had a carrying value of $9.0 million.
NOTE 8: Goodwill and Other Intangible Assets
Goodwill: Goodwill is not amortized, but is subject to impairment tests on at least an annual basis. The Corporation conducts its impairment testing annually in May and no impairment loss was necessary in 2005 or through March 31, 2006. At March 31, 2006, goodwill of $854 million is assigned to the banking segment and goodwill of $22 million is assigned to the wealth management segment. The $2.0 million reduction to goodwill during the first quarter of 2006 represents adjustments to the initially estimated fair values of tax liabilities related to the acquisition of First Federal Capital Corp (“First Federal”) in October 2004. The change in the carrying amount of goodwill was as follows.

	Three months ended		Year ended
	March 31, 2006	March 31, 2005	December 31, 2005
	($ in Thousands)
Goodwill:
Balance at beginning of period	$877,680	$679,993	$679,993
Goodwill acquired, net	(1,953)	—	197,687

Balance at end of period	$875,727	$679,993	$877,680

Other Intangible Assets: The Corporation has other intangible assets that are amortized, consisting of core deposit intangibles, other intangibles (primarily related to customer relationships acquired in connection with the Corporation’s insurance agency acquisitions), and mortgage servicing rights. The core deposit intangibles and mortgage servicing rights are assigned to the banking segment, while other intangibles of $15.3 million are assigned to the wealth management segment and $2.3 million are assigned to the banking segment as of March 31, 2006.
For core deposit intangibles and other intangibles, changes in the gross carrying amount, accumulated amortization, and net book value were as follows.

	At or for the		At or for the
	Three months ended		Year ended
	March 31, 2006	March 31, 2005	December 31, 2005
	($ in Thousands)
Core deposit intangibles:
Gross carrying amount	$43,363	$28,202	$43,363
Accumulated amortization	(11,806)	(7,063)	(10,508)

Net book value	$31,557	$21,139	$32,855

Additions during the period	$—	$—	$15,161
Amortization during the period	(1,298)	(993)	(4,438)

Other intangibles:
Gross carrying amount	$26,348	$24,578	$26,348
Accumulated amortization	(8,731)	(4,518)	(7,686)

Net book value	$17,617	$20,060	$18,662

Additions during the period	$—	$—	$1,770
Amortization during the period	(1,045)	(1,001)	(4,169)

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

	At or for the		At or for the
	Three months ended		Year ended
	March 31, 2006	March 31, 2005	December 31, 2005
	($ in Thousands)
Mortgage servicing rights:
Mortgage servicing rights at beginning of period	$76,236	$91,783	$91,783
Additions	2,929	3,815	18,496
Sale of servicing (1)	—	—	(10,087)
Amortization	(5,080)	(5,879)	(23,134)
Other-than-temporary impairment	(6)	(48)	(822)

Mortgage servicing rights at end of period	$74,079	$89,671	$76,236

Valuation allowance at beginning of period	(7,395)	(15,537)	(15,537)
(Additions) / Reversals, net	1,426	4,000	7,320
Other-than-temporary impairment	6	48	822

Valuation allowance at end of period	(5,963)	(11,489)	(7,395)

Mortgage servicing rights, net	$68,116	$78,182	$68,841

Portfolio of residential mortgage loans serviced for others (1)	$8,050,000	$9,528,000	$8,028,000
Mortgage servicing rights, net to Portfolio of residential mortgage loans serviced for others	0.85%	0.82%	0.86%
Mortgage servicing rights expense (2)	$3,654	$1,879	$15,814

(1)	The Corporation sold approximately $1.5 billion of its mortgage portfolio serviced for others with a carrying value of $10.1 million in the fourth quarter of 2005 at a $5.3 million gain, included in mortgage banking, net in the consolidated statements of income.

(2)	Includes the amortization of mortgage servicing rights and additions/reversals to the valuation allowance of mortgage servicing rights, and is a component of mortgage banking, net in the consolidated statements of income.
The following table shows the estimated future amortization expense for amortizing intangible assets. The projections of amortization expense for the next five years are based on existing asset balances, the current interest rate environment, and prepayment speeds as of March 31, 2006. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable.
Estimated amortization expense:

	Core Deposit Intangible	Other Intangibles	Mortgage Servicing Rights
	($ in Thousands)
Year ending December 31,
2006	$5,200	$3,700	$19,200
2007	4,500	1,900	16,000
2008	3,900	1,200	13,000
2009	3,600	1,100	10,000
2010	3,200	1,100	7,600

NOTE 9: Long-term Funding
Long-term funding (funding with original contractual maturities greater than one year) was as follows.

	March 31,	March 31,	December 31,
	2006	2005	2005
	($ in Thousands)
Federal Home Loan Bank advances	$1,324,520	$1,394,252	$1,290,722
Bank notes	925,000	875,000	925,000
Repurchase agreements	227,800	675,000	709,550
Subordinated debt, net	199,199	198,708	199,161
Junior subordinated debentures, net	215,127	183,324	217,534
Other borrowed funds	6,443	6,520	6,509

Total long-term funding	$2,898,089	$3,332,804	$3,348,476

Federal Home Loan Bank advances: Long-term advances from the Federal Home Loan Bank had maturities through 2020 and had weighted-average interest rates of 3.77% at March 31, 2006, compared to 3.04% at March 31, 2005 and 3.49% at December 31, 2005. These advances had a combination of fixed and variable rates, of which, 77% were fixed at March 31, 2006, while 78% and 77% were fixed at March 31, and December 31, 2005, respectively.
Bank notes: The long-term bank notes had maturities through 2008 and had weighted-average interest rates of 4.64% at March 31, 2006, 2.86% at March 31, 2005, and 4.31% at December 31, 2005. These notes had a combination of fixed and variable rates, of which 89% was variable rate at March 31, 2006, compared to 83% and 89% variable rate at March 31, and December 31, 2005, respectively.
Repurchase agreements: The long-term repurchase agreements had maturities through 2009 and had weighted-average interest rates of 3.87% at March 31, 2006, 2.39% at March 31, 2005, and 3.55% at December 31, 2005. These repurchase agreements had a combination of fixed and variable rates, of which 100% was variable at March 31, 2006, while 85% and 100% were variable at March 31, and December 31, 2005, respectively.
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
The ASBC Preferred Securities accrue and pay dividends quarterly at an annual rate of 7.625% of the stated liquidation amount of $25 per ASBC Preferred Security. The Corporation has fully and unconditionally guaranteed all of the obligations of the ASBC Trust. The guarantee covers the quarterly distributions and payments on liquidation or redemption of the ASBC Preferred Securities, but only to the extent of funds held by the ASBC Trust. The ASBC Preferred Securities are mandatorily redeemable upon the maturity of the ASBC Debentures on June 15, 2032, or upon earlier redemption. The Corporation has the right to redeem the ASBC Debentures, at par, on or after May 30, 2007. The ASBC Preferred Securities qualify under the risk-based capital guidelines as Tier 1 capital for regulatory purposes within certain limitations.
During 2002, the Corporation entered into an interest rate swap to hedge the interest rate risk on the ASBC Debentures. The fair value of the derivative was a $2.6 million loss at March 31, 2006, compared to a $2.9 million gain at March 31, 2005 and a $0.2 million loss at December 31, 2005. Given the fair value hedge, the ASBC Debentures are carried on the consolidated balance sheet at fair value.

During the fourth quarter of 2005, as part of the State Financial acquisition, the Corporation acquired 100% of the common stock of SFSC Capital Trust II (the “SFSC Trust II”) and SFSC Capital Trust I (the “SFSC Trust I”). The SFSC Trust II and I each issued and sold $15 million of variable rate preferred securities (the “SFSC Preferred Securities”) and used the proceeds from the offerings and from the common stock to purchase a like amount of variable rate Junior Subordinated Debentures (the “SFSC Debentures”).
The SFSC Preferred Securities accrue and pay dividends semi-annually at a variable dividend rate adjusted quarterly based on the 90-day LIBOR plus 2.80% and 3.45%, which was 7.46% and 8.20%, at March 31, 2006, for SFSC Trust II and I, respectively. The SFSC Preferred Securities are mandatorily redeemable upon the maturity of the SFSC Debentures on April 23, 2034 and November 7, 2032, respectively, or upon earlier redemption. The Corporation has the right to redeem the SFSC Debentures, at par, on January 23, 2009 and November 7, 2007, respectively, and quarterly thereafter.
NOTE 10: Derivative and Hedging Activities
The Corporation uses derivative instruments primarily to hedge the variability in interest payments or protect the value of certain assets and liabilities recorded on its consolidated balance sheet from changes in interest rates. The predominant derivative and hedging activities include the use of interest rate swaps and interest rate caps, and certain mortgage banking activities. Interest rate swaps are entered into primarily as an asset/liability management strategy to modify interest rate risk, while an interest rate cap is an interest rate protection instrument.
Derivative instruments are required to be carried at fair value on the balance sheet with changes in the fair value recorded directly in earnings. For a derivative designated as a fair value hedge, the changes in the fair value of both the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and the ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.
To qualify for and maintain hedge accounting treatment, the Corporation must meet formal documentation and effectiveness evaluation requirements both at the hedge’s inception and on an ongoing basis. If it is determined that a derivative is not highly effective or has ceased to be a highly effective hedge, the Corporation discontinues hedge accounting prospectively. When hedge accounting is discontinued, the Corporation would continue to carry the derivative on the balance sheet at its fair value; however, for a cash flow derivative the changes in its fair value would be recorded in earnings instead of through other comprehensive income, and for a fair value derivative the changes in fair value of the hedged asset or liability would no longer be recorded through earnings.
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

The table below identifies the Corporation’s derivative instruments, excluding mortgage derivatives, at March 31, 2006, as well as which instruments receive hedge accounting treatment. Included in the table below for March 31, 2006, were customer interest rate swaps and interest rate caps for which the Corporation has mirror swaps and caps. The fair value of these customer swaps and caps and of the mirror swaps and caps is recorded in earnings and the net impact for the first quarter of 2006 was immaterial.

	Notional	Estimated Fair	Weighted Average
	Amount	Market Value	Receive Rate	Pay Rate	Maturity
March 31, 2006	($ in Thousands)
Swaps—receive fixed / pay variable (1)	$175,000	$(2,581)	7.63%	5.93%	319 months
Swaps—receive variable / pay fixed (2)	264,656	5,799	6.78%	6.57%	56 months
Interest rate cap	200,000	153	Strike 4.72%	—	5 months
Customer and mirror swaps	280,862	—	4.45%	4.45%	80 months
Customer and mirror caps	22,897	—	—	—	41 months

(1)	Fair value hedge accounting is applied on $175 million notional, which hedges long-term, fixed rate debt.

(2)	Fair value hedge accounting is applied on $265 million notional, which hedges long-term, fixed rate commercial loans.
For the mortgage derivatives, which are not included in the table above and are not accounted for as hedges, changes in the fair value are recorded to mortgage banking income. The fair value of the mortgage derivatives at March 31, 2006, was a net loss of $0.8 million, comprised of the net loss on commitments to fund approximately $129 million of loans to individual borrowers and the net gain on commitments to sell approximately $154 million of loans to various investors.
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

	March 31,
	2006	2005
	($ in Thousands)
Commitments to extend credit, excluding commitments to originate mortgage loans (1)	$5,505,716	$4,390,044
Commercial letters of credit (1)	18,123	25,449
Standby letters of credit (2)	545,397	430,198

(1)	These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and thus are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and is not material at March 31, 2006 or 2005.

(2)	The Corporation has established a liability of $6.0 million and $4.9 million at March 31, 2006 and 2005, respectively, as an estimate of the fair value of these financial instruments.
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
Residential mortgage loans sold to others are sold on a nonrecourse basis, though First Federal retained the credit risk on the underlying loans it sold to the FHLB, prior to its acquisition by the Corporation in October 2004, in exchange for a monthly credit enhancement fee. At March 31, 2006 and 2005, there were $2.0 billion and $2.3 billion, respectively, of such loans with credit risk recourse, upon which there have been negligible historical losses.

NOTE 12: Retirement Plans
The Corporation has a noncontributory defined benefit retirement plan (“the Associated Plan”) covering substantially all full-time employees. The benefits are based primarily on years of service and the employee’s compensation paid. The Corporation assumed a pension plan in connection with its First Federal acquisition in October 2004, which was then frozen on December 31, 2004, and qualified participants in this plan became eligible to participate in the Associated Plan as of January 1, 2005. The net periodic benefit cost of the retirement plans combined is as follows.

	Three months ended March 31,
	2006	2005
	($ in Thousands)
Components of Net Periodic Benefit Cost

Service cost	$2,525	$2,241
Interest cost	1,350	1,336
Expected return on plan assets	(2,264)	(2,016)
Amortization of:
Transition asset	(23)	(81)
Prior service cost	13	18
Actuarial loss	274	220

Total net periodic benefit cost	$1,875	$1,718

The Corporation contributed $8 million to its pension plan during the first quarter of 2006. The Corporation regularly reviews the funding of its pension plans and generally contributes to its plan assets based on the minimum amounts required by funding requirements with consideration given to the maximum funding amounts allowed.
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

Selected segment information is presented below.

		Wealth
	Banking	Management	Other	Consolidated Total
	($ in Thousands)
As of and for the three months ended March 31, 2006

Net interest income	$166,740	$129	$—	$166,869

Provision for loan losses	4,465	—	—	4,465
Noninterest income	51,936	24,708	(791)	75,853
Depreciation and amortization	13,223	531	—	13,754
Other noninterest expense	98,961	16,627	(791)	114,797
Income taxes	24,927	3,072	—	27,999

Net income	$77,100	$4,607	$—	$81,707

Total assets	$21,455,894	$93,327	$(30,361)	$21,518,860

Total revenues *	$218,676	$24,837	$(791)	$242,722
Percent of consolidated total revenues	90%	10%	—	100%

As of and for the three months ended March 31, 2005

Net interest income	$165,796	$112	$—	$165,908
Provision for loan losses	2,327	—	—	2,327
Noninterest income	53,853	23,515	(116)	77,252
Depreciation and amortization	12,489	642	—	13,131
Other noninterest expense	98,960	15,146	(116)	113,990
Income taxes	33,106	3,136	—	36,242

Net income	$72,767	$4,703	$—	$77,470

Total assets	$20,439,142	$86,494	$(23,194)	$20,502,442

Total revenues *	$213,770	$23,627	$(116)	$237,281
Percent of consolidated total revenues	90%	10%	—	100%

*	Total revenues for this segment disclosure are defined to be the sum of net interest income plus noninterest income, net of mortgage servicing rights amortization.

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
Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, could affect the future financial results of the Corporation and could cause those results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document. These factors, many of which are beyond the Corporation’s control, include the following:
▪	operating, legal, and regulatory risks;

▪	economic, political, and competitive forces affecting the Corporation’s banking, securities, asset management, and credit services businesses;

▪	integration risks related to acquisitions;

▪	impact on net interest income of changes in monetary policy and general economic conditions; and

▪	the risk that the Corporation’s analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.
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
The following discussion refers to the Corporation’s business combination activity that may impact the comparability of certain financial data (see Note 6, “Business Combinations,” of the notes to consolidated financial statements). In particular, consolidated financial results for first quarter 2005 reflect no contribution from its October 3, 2005, purchase acquisition of State Financial, which at acquisition was a $2 billion financial services company.
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
Mortgage Servicing Rights Valuation: The fair value of the Corporation’s mortgage servicing rights asset is important to the presentation of the consolidated financial statements since the mortgage servicing rights are carried on the consolidated balance sheet at the lower of amortized cost or estimated fair value. Mortgage servicing rights do not trade in an active open market with readily observable prices. As such, like other participants in the mortgage banking business, the Corporation relies on an internal discounted cash flow model to estimate the fair value of its mortgage servicing rights. The use of an internal discounted cash flow model involves judgment, particularly of estimated prepayment speeds of underlying mortgages serviced and the overall level of interest rates. Loan type and note rate are the predominant risk characteristics of the underlying loans used to stratify capitalized mortgage servicing rights for purposes of measuring impairment. The Corporation periodically reviews the assumptions underlying the valuation of mortgage servicing rights. In addition, the Corporation consults periodically with third parties as to the assumptions used and to determine that the resultant valuation is within the context of the market. While the Corporation believes that the values produced by its internal model are indicative of the fair value of its mortgage servicing rights portfolio, these values can change significantly depending upon key factors, such as the then current interest rate environment, estimated prepayment speeds of the underlying mortgages serviced, and other economic conditions. To better understand the sensitivity of the impact on prepayment speeds to changes in interest rates, if mortgage interest rates moved up 50 basis points (“bp”) at March 31, 2006 (holding all other factors unchanged), it is anticipated that prepayment speeds would have slowed and the modeled estimated value of mortgage servicing rights could have been $1.0 million higher than that determined at March 31, 2006 (leading to more valuation allowance reversal and an increase in mortgage banking income). Conversely, if mortgage interest rates moved down 50 bp, prepayment speeds would have likely increased and the modeled estimated value of mortgage servicing rights could have been $1.5 million lower (leading to adding more valuation allowance and a decrease in mortgage banking income). The proceeds that might be received should the Corporation actually consider a sale of some or all of the mortgage servicing rights portfolio could differ from the amounts reported at any point in time. The Corporation believes the mortgage servicing rights asset is properly recorded in the consolidated financial statements. See Note 8, “Goodwill and Other Intangible Assets,” of the notes to consolidated financial statements and section “Noninterest Income.”
Derivative Financial Instruments and Hedge Accounting: In various aspects of its business, the Corporation uses derivative financial instruments to modify exposures to changes in interest rates and market prices for other financial instruments. Derivative instruments are required to be carried at fair value on the balance sheet with changes in the fair value recorded directly in earnings. To qualify for and maintain hedge accounting, the Corporation must meet formal documentation and effectiveness evaluation requirements both at the hedge’s inception and on an ongoing basis. The application of the hedge accounting policy requires strict adherence to documentation and effectiveness testing requirements, judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings, and measurement of changes in the fair value of hedged items. If in the future derivative financial instruments used by the Corporation no longer qualify for hedge accounting, the impact on the consolidated results of operations and reported earnings could be significant. When hedge accounting is discontinued, the Corporation would continue to carry the derivative on the balance sheet at its fair value; however, for a cash flow derivative changes in its fair value would be recorded in earnings instead of through other comprehensive income, and for a fair value derivative the changes in fair value of the hedged asset or liability would no longer be recorded through earnings. The Corporation continues to evaluate its future hedging strategies. See Note 10, “Derivative and Hedging Activities,” of the notes to consolidated financial statements.
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
Note 13, “Segment Reporting,” of the notes to consolidated financial statements, indicates that the banking segment represents 90% of total revenues for the first quarter of 2006, as defined in the Note. The Corporation’s profitability is predominantly dependent on net interest income, noninterest income, the level of the provision for loan losses, noninterest expense, and taxes of its banking segment. The consolidated discussion is therefore predominantly describing the banking segment results. The critical accounting policies primarily affect the banking segment, with the exception of income tax accounting, which affects both the banking and wealth management segments (see section “Critical Accounting Policies”).
Results of Operations — Summary
Net income for the three months ended March 31, 2006, totaled $81.7 million, or $0.60 for both basic and diluted earnings per share. Comparatively, net income for the first quarter of 2005 was $77.5 million, or $0.60 and $0.59 for basic and diluted earnings per share, respectively. For the first quarter of 2006 the annualized return on average assets was 1.52% and the annualized return on average equity was 14.16%, compared to 1.54% and 15.52%, respectively, for the comparable period in 2005. The net interest margin for the first three months of 2006 was 3.48% compared to 3.68% for the first three months of 2005.

TABLE 1
Summary Results of Operations: Trends
($ in Thousands, except per share data)

	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
	2006	2005	2005	2005	2005
Net income (Quarter)	$81,707	$87,641	$81,035	$74,015	$77,470
Net income (Year-to-date)	81,707	320,161	232,520	151,485	77,470

Earnings per share — basic (Quarter)	$0.60	$0.65	$0.63	$0.57	$0.60
Earnings per share — basic (Year-to-date)	0.60	2.45	1.80	1.17	0.60

Earnings per share — diluted (Quarter)	$0.60	$0.64	$0.63	$0.57	$0.59
Earnings per share — diluted (Year-to-date)	0.60	2.43	1.79	1.16	0.59

Return on average assets (Quarter)	1.52%	1.58%	1.56%	1.44%	1.54%
Return on average assets (Year-to-date)	1.52	1.53	1.51	1.49	1.54

Return on average equity (Quarter)	14.16%	14.99%	15.85%	14.62%	15.52%
Return on average equity (Year-to-date)	14.16	15.24	15.33	15.07	15.52

Return on tangible average equity (Quarter) (1)	23.48%	22.70%	24.55%	22.65%	24.13%
Return on tangible average equity (Year-to-date) (1)	23.48	23.47	23.78	23.38	24.13

Efficiency ratio (Quarter) (2)	51.00%	48.38%	47.90%	50.03%	49.73%
Efficiency ratio (Year-to-date) (2)	51.00	48.99	49.20	49.88	49.73

Net interest margin (Quarter)	3.48%	3.59%	3.56%	3.63%	3.68%
Net interest margin (Year-to-date)	3.48	3.64	3.62	3.65	3.68

(1)	Return on tangible average equity = Net income divided by average equity excluding average goodwill and other intangible assets. This is a non-GAAP financial measure.

(2)	Efficiency ratio = Noninterest expense divided by sum of taxable equivalent net interest income plus noninterest income, excluding investment securities gains (losses), net, and asset sales gains (losses), net.
Net Interest Income and Net Interest Margin
Net interest income on a taxable equivalent basis for the three months ended March 31, 2006, was $173.5 million, an increase of $1.4 million or 0.8% over the comparable period last year. As indicated in Tables 2 and 3, the increase in taxable equivalent net interest income was attributable principally to favorable volume variances (with balance sheet growth from both the State Financial acquisition and organic growth adding $10.7 million to taxable equivalent net interest income), reduced in large part by unfavorable rate variances (as the impact of changes in the interest rate environment reduced taxable equivalent net interest income by $9.3 million).
The net interest margin for the first three months of 2006 was 3.48%, down 20 bp from 3.68% for the same period in 2005. This comparable period decrease was a function of a 37 bp lower interest rate spread (the net of a 124 bp rise in the cost of interest-bearing liabilities and an 87 bp increase in the yield on earning assets) mitigated by a 17 bp higher contribution from net free funds (reflecting the higher interest rate environment in 2006).
The Federal Reserve raised interest rates multiple times across the comparable timeframes, resulting in an average Federal funds rate of 4.43% for first quarter 2006, 199 bp higher than 2.44% during the first quarter 2005. The benefits to the margin from the interest rate increases were substantially offset by the continued flattening of the yield curve (i.e., rising short-term interest rates without commensurate increases to longer-term interest rates) and competitive pricing pressures, producing lower spreads on loans and higher rates on deposits.
The yield on earning assets was 6.38% for the first quarter of 2006, 87 bp higher than the comparable quarter last year. The average loan yield of 6.84% was up 107 bp, as increases in interest rates benefitted the pricing on new and refinanced loans and the repricing of variable rate loans, though lagged the full increase seen in the Federal funds rate due to the appreciably flatter yield curve between the quarters, competitive pricing, and due to a portion of the loan portfolio being fixed rate. The average yield on investments and other earning assets was 4.86% for first quarter 2006, 11 bp higher than a year earlier. The relatively modest increase in investment yields reflects that returns on these assets are generally tied to U.S. Treasury yields, which experienced significantly smaller rate increases year-over-year than Federal funds.

The rate on interest-bearing liabilities was 3.37% for the first quarter of 2006, up 124 bp compared to the same period in 2005, with the cost of funds repricing upward in the rising rate environment. The average cost of interest-bearing deposits of 2.84% was 108 bp higher than the first quarter of 2005, including competitive pricing to retain balances. The cost of wholesale funds was 4.32%, up 156 bp from first quarter 2005, with short-term borrowings increasing 194 bp (approximating the increase in quarterly average Federal funds rates) and long-term funding up 122 bp (as approximately 47% is variable rate debt at March 31, 2006).
Average earning assets grew to $19.9 billion for first quarter 2006, an increase of $1.2 billion or 6.2% over the comparable quarter last year. On average, loans grew $1.4 billion, with State Financial adding $1.0 billion and the remainder of the increase attributable to organic growth. Average investments and other earning assets were down $196 million, the net of $348 million added by State Financial at acquisition and an overall decrease of $544 million, per the corporate initiative beginning in fourth quarter 2005 whereby cash from maturing or sold investments was not reinvested, but used to reduce wholesale borrowings and repurchase stock. Therefore, as a percentage of average earning assets, investment securities decreased to 23.0% in first quarter 2006 (from 25.5% a year earlier) and loans experienced a corresponding increase (from 74.5% for first quarter 2005 to 77.0% for first quarter 2006).
Average interest-bearing deposits were higher by $0.9 billion and net free funds (largely noninterest-bearing demand deposits) grew by $0.1 billion, with State Financial adding deposits totaling $1.1 billion. The remainder of the net growth in earning assets was funded by a $0.2 million increase in wholesale funding. Short-term borrowings increased $236 million, while long-term funding declined $55 million. However, as a percentage of total average interest-bearing liabilities, wholesale funds declined year-over-year, representing 35.4% for the first quarter 2006 versus 36.6% for the comparable quarter in 2005.
In late March 2006, the Corporation accelerated the pace of its wholesale funding reduction initiative announced in October 2005, whereby cash flows from maturing investments and the proceeds from investment securities sales will be used to repurchase shares of common stock and reduce wholesale funding levels. The late-March 2006 investment sale activity and subsequent reduction in wholesale funding levels had minimal impact on net interest income and net interest margin in the first quarter of 2006. However, management anticipates that the reduction in wholesale funding dependency should aid margin improvement in subsequent quarters. (See section, “Balance Sheet” and Note 7, “Investment Securities,” of the notes to consolidated financial statements for additional information)

TABLE 2
Net Interest Income Analysis
($ in Thousands)

	Three months ended March 31, 2006			Three months ended March 31, 2005
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets:
Loans: (1) (2) (3) (4)
Commercial	$9,425,306	$164,288	6.97%	$8,265,444	$115,902	5.61%
Residential mortgage	2,877,613	40,946	5.71%	2,836,893	39,418	5.58%
Retail	3,024,884	56,350	7.50%	2,875,284	45,378	6.40%

Total loans	15,327,803	261,584	6.84%	13,977,621	200,698	5.77%
Investments and other (1)	4,582,617	55,626	4.86%	4,778,934	56,672	4.75%

Total earning assets	19,910,420	317,210	6.38%	18,756,555	257,370	5.51%
Other assets, net	1,961,549			1,711,143

Total assets	$21,871,969			$20,467,698

Interest-bearing liabilities:
Interest-bearing deposits:
Savings deposits	$1,065,212	$943	0.36%	$1,119,263	$1,012	0.37%
Interest-bearing demand deposits	2,384,072	10,392	1.77%	2,602,085	6,746	1.05%
Money market deposits	2,800,403	21,352	3.09%	2,116,014	7,396	1.42%
Time deposits, excluding Brokered CDs	4,350,733	39,449	3.68%	4,071,934	27,247	2.71%

Total interest-bearing deposits, excluding Brokered CDs	10,600,420	72,136	2.76%	9,909,296	42,401	1.74%
Brokered CDs	512,165	5,742	4.55%	318,529	2,032	2.59%

Total interest-bearing deposits	11,112,585	77,878	2.84%	10,227,825	44,433	1.76%
Wholesale funding	6,092,275	65,796	4.32%	5,911,177	40,807	2.76%

Total interest-bearing liabilities	17,204,860	143,674	3.37%	16,139,002	85,240	2.13%

Noninterest-bearing demand deposits	2,207,079			2,131,215
Other liabilities	120,491			173,216
Stockholders’ equity	2,339,539			2,024,265

Total liabilities and equity	$21,871,969			$20,467,698

Interest rate spread			3.01%			3.38%
Net free funds			0.47%			0.30%

Net interest income, taxable equivalent, and net interest margin		$173,536	3.48%		$172,130	3.68%

Taxable equivalent adjustment		6,667			6,222

Net interest income		$166,869			$165,908

(1)	The yield on tax exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.

(2)	Nonaccrual loans and loans held for sale have been included in the average balances.

(3)	Interest income includes net loan fees.

(4)	Commercial includes commercial, financial, and agricultural, real estate construction, commercial real estate, and lease financing; residential mortgage includes residential mortgage first liens; and retail includes home equity lines, residential mortgage junior liens, and installment loans (such as educational and other consumer loans).

TABLE 3
Volume / Rate Variance (1)
($ in Thousands)

	Comparison of
	Three months ended March 31, 2006 versus 2005
	Income/Expense	Variance Attributable to
	Variance	Volume	Rate
INTEREST INCOME
Loans: (2)
Commercial	$48,386	$17,833	$30,553
Residential mortgage	1,528	571	957
Retail	10,972	2,130	8,842

Total loans	60,886	20,534	40,352
Investments and other (2)	(1,046)	(2,562)	1,516

Total interest income	$59,840	$17,972	$41,868

INTEREST EXPENSE
Interest-bearing deposits:
Savings deposits	$(69)	$(48)	$(21)
Interest-bearing demand deposits	3,646	(607)	4,253
Money market deposits	13,956	2,999	10,957
Time deposits, excluding brokered CDs	12,202	1,973	10,229

Interest-bearing deposits, excluding brokered CDs	29,735	4,317	25,418
Brokered CDs	3,710	1,652	2,058

Total interest-bearing deposits	33,445	5,969	27,476
Wholesale funding	24,989	1,343	23,646

Total interest expense	58,434	7,312	51,122

Net interest income, taxable equivalent	$1,406	$10,660	$(9,254)

(1)	The change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.

(2)	The yield on tax-exempt loans and securities is computed on a fully taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.
Provision for Loan Losses
The provision for loan losses for the first quarter of 2006 was $4.5 million, up from $3.7 million and $2.3 million for the fourth and first quarters of 2005, respectively. At March 31, 2006, the allowance for loan losses was $203.4 million, unchanged from December 31, 2005, and up from $189.9 million at March 31, 2005. Net charge offs were $4.5 million for first quarter 2006, compared to $3.6 million for fourth quarter 2005 and $2.2 million for first quarter 2005. Annualized net charge offs as a percent of average loans for first quarter 2006 were 0.12%, compared to 0.10% for fourth quarter 2005 and 0.06% for first quarter 2005. The ratio of the allowance for loan losses to total loans was 1.31%, down from 1.34% at December 31, 2005 and 1.36% at March 31, 2005. Nonperforming loans at March 31, 2006, were $109.9 million, compared to $98.6 million at December 31, 2005, and $102.9 million at March 31, 2005. See Table 8.
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

Noninterest Income
Noninterest income for the first quarter of 2006 was $70.8 million, down $0.6 million (0.8%) from the first quarter of 2005. Excluding a non-recurring gain from the dissolution of stock in a regional ATM network of $4.1 million recorded in other income during first quarter 2005, as well as excluding the net asset and securities gains (losses) from both periods, noninterest income was $68.5 million, up $1.0 million (1.5%) over the first quarter last year. In particular, lower net mortgage banking income (down $5.5 million or 55.4%) influenced the quarterly comparison.
TABLE 4
Noninterest Income
($ in Thousands)

	1st Qtr.	1st Qtr.	Dollar	Percent
	2006	2005	Change	Change
Trust service fees	$8,897	$8,328	$569	6.8%
Service charges on deposit accounts	20,959	18,665	2,294	12.3
Mortgage banking income	8,058	11,763	(3,705)	(31.5)
Mortgage servicing rights expense	(3,654)	(1,879)	(1,775)	(94.5)

Mortgage banking, net	4,404	9,884	(5,480)	(55.4)
Card-based and other nondeposit fees	9,886	9,111	775	8.5
Retail commissions	15,478	14,705	773	5.3
Bank owned life insurance (“BOLI”) income	3,071	2,168	903	41.7
Other	5,852	8,814	(2,962)	(33.6)

Subtotal (“fee income”)	68,547	71,675	(3,128)	(4.4)
Asset sale losses, net	(230)	(302)	72	N/M
Investment securities gains, net	2,456	—	2,456	N/M

Total noninterest income	$70,773	$71,373	$(600)	(0.8)%

N/M — Not meaningful.
Trust service fees were $8.9 million, up $0.6 million (6.8%) between comparable first quarter periods. The change was primarily the result of new business and account retention between the quarters, as well as an improved stock market, starting late in 2005. The market value of assets under management was $5.2 billion and $4.7 billion at March 31, 2006 and 2005, respectively.
Service charges on deposit accounts were $21.0 million, up $2.3 million (12.3%) over the comparable first quarter last year, primarily a function of higher volumes associated with the larger deposit account base (aided by the acquisition of State Financial), and in part due to the standardization of service charges which started late in first quarter 2005.
Net mortgage banking income was $4.4 million for first quarter 2006, down $5.5 million (55.4%) compared to first quarter 2005. The decrease was the result of lower mortgage banking revenues (with servicing fees down $1.3 million and net gains on sales and other fees down $2.4 million), as well as higher mortgage servicing rights (MSR) expense (unfavorable by $1.8 million). Servicing fees are affected by the residential mortgage portfolio serviced for others (the servicing portfolio), which was down 16% on average from first quarter 2005, influenced by the Corporation’s sale of approximately $1.5 billion (16%) of its servicing portfolio at a $5.3 million gain recorded late in the fourth quarter of 2005. Net gains on sales and other fees are affected by secondary mortgage production, which was $247 million for the first quarter of 2006 (27% lower production than during first quarter 2005).
MSR expense is affected by the size of the servicing portfolio and the valuation of the MSR asset. The movement in mortgage interest rates usually influences the speed of prepayments, a predominant valuation factor. When mortgage interest rates are higher, prepayment speeds are usually slower and the value of the MSR asset generally increases requiring less valuation reserve. MSR expense was $1.8 million higher than first quarter 2005, including $2.6 million less valuation reserve recovery ($1.4 million recovery in first quarter 2006 compared to $4.0 million recovery in first quarter 2005), offset partly by $0.8 million lower base amortization expense on the MSR asset. At March 31, 2006, the MSR asset, net of its valuation allowance, was $68.1 million, representing 85 bp of the $8.0 billion servicing portfolio, compared to 82 bp at March 31, 2005.
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
Card-based and other nondeposit fees were $9.9 million, up $0.8 million (8.5%) over first quarter 2005, primarily from the inclusion of State Financial accounts, and from higher commercial and retail loan service charges. Retail commissions (which includes commissions from insurance and brokerage product sales) were $15.5 million for first quarter 2006, up $0.8 million (5.3%) compared to first quarter 2005, attributable principally to increased sales in insurance between the quarter periods.
BOLI income was $3.1 million, up $0.9 million (41.7%) from first quarter 2005, predominantly a result of additional BOLI balances between the quarters. Other income was $5.9 million for first quarter 2006, down $3.0 million versus first quarter 2005, as first quarter 2005 included a $4.1 million non-recurring gain from the dissolution of stock in a regional ATM network, while the remaining $1.1 million increase was in other miscellaneous banking activity revenues primarily due to the inclusion of State Financial. In late-March 2006, $0.7 billion of investment securities were sold as part of the Corporation’s initiative to reduce wholesale borrowings that started in October 2005. Investment securities sales included losses of $15.8 million, offset by gains of $18.3 million on equity security sales, resulting in a net $2.5 million gain for first quarter 2006.
Noninterest Expense
Noninterest expense was $123.5 million for first quarter 2006, up $2.2 million (1.8%) over first quarter last year, primarily a result of the larger operating base of the Corporation between the comparable quarters, including State Financial. Personnel costs were down $3.7 million (5.0%), while collectively all other expenses were up $5.9 million (12.2%) between first quarter periods.
Included in personnel expense for the first quarter of 2006 was $0.2 million of compensation expense related to unvested options, due to the Corporation’s required adoption of SFAS 123R effective January 1, 2006. See Note 3, “New Accounting Pronouncements,” and Note 5, “Stock-Based Compensation,” of the notes to consolidated financial statements for additional disclosure. The Corporation had anticipated that the expense recorded would not be significant for 2006 given that the expense would be based on the unvested options granted in 2003 and 2004, with no expense from the options granted in 2005 (as these options were fully vested by year-end 2005), and no significant option grants expected to be made in 2006.

TABLE 5
Noninterest Expense
($ in Thousands)

	1stQtr.	1stQtr.	Dollar	Percent
	2006	2005	Change	Change

Personnel expense	$69,303	$72,985	$(3,682)	(5.0)%
Occupancy	11,758	9,888	1,870	18.9
Equipment	4,588	4,018	570	14.2
Data processing	7,248	6,293	955	15.2
Business development and advertising	4,249	3,939	310	7.9
Stationery and supplies	1,774	1,844	(70)	(3.8)
Other intangible amortization	2,343	1,994	349	17.5
Loan expense	1,980	2,408	(428)	(17.8)
Legal and professional	2,750	2,487	263	10.6
Other	17,478	15,386	2,092	13.6

Total noninterest expense	$123,471	$121,242	$2,229	1.8%

Personnel expense (including salary-related expenses and fringe benefit expenses) was $69.3 million for first quarter 2006, down $3.7 million (5.0%) versus the first quarter of 2005. Average full-time equivalent employees were 5,147 for first quarter 2006, essentially unchanged from 5,132 for first quarter 2005. Salary-related expenses decreased $1.4 million (2.6%). While base salaries and commissions were up $2.8 million (5.5%) from merit increases and higher production-based commissions between the quarters, discretionary pay (such as bonuses and other incentives) was scaled back (down $3.1 million) in response to the Corporation’s overall performance pace of first quarter 2006. Salary-related expenses were also reduced by $1.1 million higher salary deferrals associated with comparatively greater loan production between first quarter periods. Fringe benefit expenses were down $2.3 million (12.7%) versus the first quarter of 2005, with increased costs of premium-based benefits (up $1.8 million or 30.1%), more than offset with scaled-back profit sharing and other benefit plan costs (down $3.9 million).
Occupancy expense of $11.8 million for first quarter 2006 was up $1.9 million (18.9%), and equipment expense of $4.6 million was up $0.6 million (14.2%) over first quarter last year, with the addition of 29 State Financial branches (10%) to the Corporation’s branch system, rising rent and utilities costs, and necessary supportive technology expenditures. Data processing expense was up $1.0 million (15.2%), resulting from increases in third-party processor costs and the larger operating base. Intangible amortization expense increased $0.3 million, a direct function of amortizing intangible assets added from the State Financial acquisition.
Loan expense was $2.0 million for first quarter 2006, a decrease of $0.4 million compared to first quarter last year, primarily due to origination cost deferrals associated with comparatively greater loan production between the first quarter periods. Other expense was up $2.1 million (13.6%) over the comparable quarter last year, across multiple categories and primarily commensurate with the larger operating base, including $0.9 million higher fraud/robbery and other operational losses.
Income Taxes
Income tax expense for the first quarter of 2006 was $28.0 million compared to $36.2 million for first quarter 2005. The effective tax rate (income tax expense divided by income before taxes) was 25.5% and 31.9% for the first three months of 2006 and 2005, respectively. The decline in the effective tax rate was primarily due to the first quarter 2006 resolution of certain multi-jurisdictional tax issues for certain years, which resulted in the reduction of previously recorded tax liabilities and reduced income tax expense in the first quarter of 2006. In addition, the Corporation entered into a confidential settlement agreement with the State of Wisconsin regarding its Nevada investment subsidiaries.
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
Balance Sheet
At March 31, 2006, total assets were $21.5 billion, an increase of $1.0 billion, or 5.0%, since March 31, 2005, largely attributable to the State Financial acquisition. The growth in assets was comprised principally of increases in loans (up $1.6 billion or 11.6%, including $1.0 billion from State Financial at consummation), net of the decline in investment securities (down $1.0 billion or 20.6%, reflecting actions taken in connection with the initiative announced in October 2005 to reduce wholesale funding and repurchase shares of common stock using cash flows from investment securities).
During the first quarter of 2006 the Corporation used cash flows from maturing investments, as well as proceeds from the sale of $0.7 billion of investment securities, to reduce wholesale funding and to buy back 4 million shares of common stock under an accelerated share repurchase. As a result of this initiative, short-term borrowings decreased $0.2 billion and long-term funding decreased $0.4 billion since March 31, 2005, including $0.3 billion of wholesale funding acquired with the State Financial acquisition. Since the initiative was announced in October 2005 to reduce wholesale funding by up to $2 billion, wholesale funding has been reduced by $1.1 billion (after adjusting for the State Financial acquisition), reducing the ratio of wholesale funding to total funding (defined as wholesale funding plus total deposits) from 34% at September 30, 2005, to 29% at March 31, 2006.
Commercial loans were $9.6 billion, up $1.4 billion or 16.4%, and represented 62% of total loans at March 31, 2006, compared to 60% at March 31, 2005. Retail loans grew $0.3 billion or 10.2% to represent 20% of total loans (unchanged from 20% of total loans at March 31, 2005), while residential mortgage loans decreased $25 million to represent 18% of total loans compared to 20% a year earlier.
At March 31, 2006, total deposits were $13.6 billion, up $1.4 billion or 11.7% over March 31, 2005 (including $1.1 billion added from State Financial at acquisition). Money market deposits grew $751 million (35.5%) to represent 21% of total deposits at March 31, 2006 compared to 17% a year earlier, while interest-bearing demand deposits decreased $138 million to represent 17% of total deposits at March 31, 2006, compared to 20% at March 31, 2005, reflecting, in part, customer behavior.
Since year-end 2005 total assets declined $0.6 billion or 2.6%, as the Corporation continued to execute its wholesale funding reduction strategy. Investments decreased $871 million (from sales and maturities activity as noted above), while loans grew $333 million (8.9% annualized), especially in commercial loans (up $314 million). Total deposits were relatively unchanged at $13.6 million (up $44 million or 1.3% annualized) compared to December 31, 2005, reflecting an increase in interest-bearing deposits net of a decline in noninterest-bearing deposits, the result of usual seasonal trends (primarily business accounts).

TABLE 6
Period End Loan Composition
($ in Thousands)

	March 31, 2006		December 31, 2005		September 30, 2005		June 30, 2005		March 31, 2005
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
	($ in Thousands)
Commercial, financial, and agricultural	$3,571,835	23%	$3,417,343	22%	$3,213,656	23%	$3,086,663	22%	$2,852,462	21%
Real estate construction	1,981,473	13	1,783,267	12	1,519,681	11	1,640,941	12	1,569,013	11
Commercial real estate	4,024,260	26	4,064,327	27	3,648,169	26	3,650,726	26	3,813,465	28
Lease financing	62,600	—	61,315	—	57,270	—	53,270	—	50,181	—

Commercial	9,640,168	62	9,326,252	61	8,438,776	60	8,431,600	60	8,285,121	60
Home equity (1)	2,121,601	14	2,025,055	13	1,878,436	13	1,806,236	13	1,744,676	13
Installment	957,877	6	1,003,938	7	1,024,356	7	1,025,621	7	1,048,510	7

Retail	3,079,478	20	3,028,993	20	2,902,792	20	2,831,857	20	2,793,186	20
Residential mortgage	2,819,541	18	2,851,219	19	2,765,569	20	2,791,049	20	2,844,889	20

Total loans	$15,539,187	100%	$15,206,464	100%	$14,107,137	100%	$14,054,506	100%	$13,923,196	100%

(1)	Home equity includes home equity lines and residential mortgage junior liens.
TABLE 7
Period End Deposit Composition
($ in Thousands)

	March 31, 2006		December 31, 2005		September 30, 2005		June 30, 2005		March 31, 2005
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
	($ in Thousands)
Noninterest-bearing demand	$2,319,075	17%	$2,504,926	18%	$2,256,774	19%	$2,250,482	19%	$2,156,592	18%
Savings	1,074,938	8	1,079,851	8	1,074,234	9	1,117,922	9	1,137,120	9
Interest-bearing demand	2,347,104	17	2,549,782	19	2,252,711	18	2,227,188	18	2,485,548	20
Money market	2,863,174	21	2,629,933	19	2,240,606	18	2,094,796	17	2,112,490	17
Brokered CDs	567,660	4	529,307	4	407,459	3	491,781	4	218,111	2
Other time	4,444,919	33	4,279,290	32	3,949,241	33	3,916,462	33	4,084,043	34

Total deposits	$13,616,870	100%	$13,573,089	100%	$12,181,025	100%	$12,098,631	100%	$12,193,904	100%

Total deposits, excluding Brokered CDs	$13,049,210	96%	$13,043,782	96%	$11,773,566	97%	$11,606,850	96%	$11,975,793	98%
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
As of March 31, 2006, the allowance for loan losses was $203.4 million compared to $189.9 million at March 31, 2005, and $203.4 million at December 31, 2005. The allowance for loan losses at March 31, 2006 increased $13.5 million since March 31, 2005 (including $13.3 million from State Financial at acquisition) and was relatively unchanged from December 31, 2005. At March 31, 2006, the allowance for loan losses to total loans was 1.31% and covered 185% of nonperforming loans, compared to 1.36% and 184%, respectively, at March 31, 2005, and 1.34% and 206%, respectively, at December 31, 2005. Table 8 provides additional information regarding activity in the allowance for loan losses and nonperforming assets.
Gross charge offs were $6.1 million for the three months ended March 31, 2006, $5.7 million for the comparable period ended March 31, 2005, and $27.7 million for the full 2005 year, while recoveries for the corresponding periods were $1.6 million, $3.5 million and $15.1 million, respectively. The ratio of net charge offs to average loans on an annualized basis was 0.12%, 0.06%, and 0.09% for the periods ended March 31, 2006 and March 31, 2005, and for the 2005 year, respectively.

TABLE 8
Allowance for Loan Losses and Nonperforming Assets
($ in Thousands)

	At and for the		At and for the
	three months ended		Year ended
	March 31,		December 31,
	2006	2005	2005
Allowance for Loan Losses:
Balance at beginning of period	$203,404	$189,762	$189,762
Balance related to acquisition	—	—	13,283
Provision for loan losses	4,465	2,327	13,019
Charge offs	(6,062)	(5,683)	(27,743)
Recoveries	1,601	3,511	15,083

Net charge offs	(4,461)	(2,172)	(12,660)

Balance at end of period	$203,408	$189,917	$203,404

Nonperforming Assets:
Nonaccrual loans:
Commercial	$73,263	$73,181	$68,304
Residential mortgage	20,150	17,859	15,912
Retail	9,411	8,795	11,097

Total nonaccrual loans	$102,824	$99,835	$95,313
Accruing loans past due 90 days or more:
Commercial	$1,426	$634	$148
Residential mortgage	631	—	—
Retail	5,011	2,434	3,122

Total accruing loans past due 90 days or more	$7,068	$3,068	$3,270
Restructured loans (commercial)	31	36	32

Total nonperforming loans	109,923	102,939	98,615
Other real estate owned	11,676	4,019	11,336

Total nonperforming assets	$121,599	$106,958	$109,951

Ratios:
Allowance for loan losses to net charge offs (annualized)	11.2x	21.6x	16.1x
Ratio of net charge offs to average loans (annualized)	0.12%	0.06%	0.09%
Allowance for loan losses to total loans	1.31	1.36	1.34
Nonperforming loans to total loans	0.71	0.74	0.65
Nonperforming assets to total assets	0.57	0.52	0.50
Allowance for loan losses to nonperforming loans	185	184	206
The allowance for loan losses represents management’s estimate of an amount adequate to provide for probable credit losses in the loan portfolio at the balance sheet date. In general, the change in the allowance for loan losses is a function of a number of factors, including but not limited to changes in the loan portfolio (see Table 6), net charge offs and nonperforming loans (see Table 8). To assess the adequacy of the allowance for loan losses, an allocation methodology is applied by the Corporation. The allocation methodology focuses on evaluation of facts and issues related to specific loans, the risk inherent in specific loans, changes in the size and character of the loan portfolio, changes in levels of impaired and other nonperforming loans, concentrations of loans to specific borrowers or industries, existing economic conditions, underlying collateral, historical losses and delinquencies on each portfolio category, and other qualitative and quantitative factors. Assessing these numerous factors involves significant judgment. Thus, management considers the allowance for loan losses a critical accounting policy (see section “Critical Accounting Policies”).
The allocation methodology used was comparable for March 31, 2006, March 31, 2005, and December 31, 2005, whereby the Corporation segregated its loss factors allocations (used for both criticized and non-criticized loan categories) into a component primarily based on historical loss rates and a component primarily based on other qualitative factors that may affect loan collectibility. Factors applied are reviewed periodically and adjusted to reflect changes in trends or other risks. Total loans at March 31, 2006, were up $1.6 billion (11.6%) since March 31, 2005, largely attributable to the State Financial acquisition, which added $1.0 billion in loans at consummation (see Table 6). Total loans increased $333 million compared to December 31, 2005, with commercial loans accounting for the majority of growth (up $314 million). Nonperforming loans were $109.9 million or 0.71% of total loans at March 31, 2006, down from 0.74% of loans a year ago, and up from 0.65% of loans at year-end 2005. Criticized commercial loans increased 27% since March 31, 2005 (primarily attributable to deterioration of certain commercial loans in various industries and the State Financial acquisition), and increased 3% since year-end 2005. The allowance for loan losses to loans was 1.31%, 1.36% and 1.34% for March 31, 2006, and March 31 and December 31, 2005, respectively.
Management believes the allowance for loan losses to be adequate at March 31, 2006.
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
Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, loans 90 days or more past due but still accruing, and restructured loans. The Corporation specifically excludes from its definition of nonperforming loans student loan balances that are 90 days or more past due and still accruing and that have contractual government guarantees as to collection of principal and interest. The Corporation had approximately $14.3 million, $14.2 million and $13.5 million of nonperforming student loans at March 31, 2006, March 31, 2005, and December 31, 2005, respectively.
Table 8 provides detailed information regarding nonperforming assets, which include nonperforming loans and other real estate owned. Nonperforming assets to total assets were 0.57%, 0.52%, and 0.50% at March 31, 2006, March 31, 2005, and December 31, 2005, respectively.
Total nonperforming loans of $109.9 million at March 31, 2006 were up $7.0 million from March 31, 2005 and up $11.3 million from year-end 2005. The ratio of nonperforming loans to total loans was 0.71% at March 31, 2006, down from 0.74% at March 31, 2005 and up from 0.65% at year-end 2005. Accruing loans past due 90 or more days account for the majority of the $7.0 million increase in nonperforming loans between the comparable first quarter periods. Accruing loans past due 90 or more days increased $4.0 million, while nonaccrual loans increased $3.0 million. Nonaccrual loans account for the majority of the $11.3 million increase in nonperforming loans since year-end 2005. Nonaccrual loans increased $7.5 million (with approximately $5.0 million attributable to various commercial credits), while accruing loans past due 90 or more days increased $3.8 million (with approximately $2.5 million attributable to retail loans and residential mortgages), as customers address the current economic conditions of rising interest rates, as well as growing consumer debt.
Other real estate owned was $11.7 million at March 31, 2006, compared to $4.0 million at March 31, 2005, and $11.3 million at year-end 2005. The change in other real estate owned during 2005 was predominantly due to the addition of a $4.6 million tract of bank-owned vacant land reclassified into other real estate owned, a $1.6 million increase in residential real estate owned, and a $1.3 million increase in commercial real estate owned. During the first quarter of 2006, the change in other real estate owned since year-end 2005 was attributable to the addition of two bank properties (totaling $1.5 million) no longer used for banking reclassified into other real estate owned, net of a $0.9 million decrease in residential real estate owned and a $0.2 million decrease in commercial real estate owned.
Potential problem loans are certain loans bearing criticized loan risk ratings by management but that are not in nonperforming status; however, there are circumstances present to create doubt as to the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that the Corporation expects losses to occur but that management recognizes a higher degree of risk associated with these loans. The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in the determination of the level of the allowance for loan losses. The loans that have been reported as potential problem loans are not concentrated in a particular industry but rather cover a diverse range of businesses. At March 31, 2006, potential problem loans totaled $363 million, compared to $272 million at March 31, 2005, and $333 million at December 31, 2005.
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
At March 31, 2006, the Corporation was in compliance with its internal liquidity objectives.
The Corporation also has multiple funding sources that could be used to increase liquidity and provide additional financial flexibility. The Parent Company has available a $100 million revolving credit facility with established lines of credit from nonaffiliated banks, of which $100 million was available at March 31, 2006. In addition, under the Parent Company’s $200 million commercial paper program, $135 million of commercial paper was outstanding and $65 million of commercial paper was available at March 31, 2006.
In May 2002, the Parent Company filed a “shelf” registration statement under which the Parent Company may offer up to $300 million of trust preferred securities. In May 2002, $175 million of trust preferred securities were issued, bearing a 7.625% fixed coupon rate. At March 31, 2006, $125 million was available under the trust preferred shelf. In May 2001, the Parent Company filed a “shelf” registration statement whereby the Parent Company may offer up to $500 million of any combination of the following securities, either separately or in units: debt securities, preferred stock, depositary shares, common stock, and warrants. In August 2001, the Parent Company issued $200 million in a subordinated note offering, bearing a 6.75% fixed coupon rate and 10-year maturity. At March 31, 2006, $300 million was available under the shelf registration.
A bank note program associated with Associated Bank, National Association, (the “Bank”) was established during 2000. Under this program, short-term and long-term debt may be issued. As of March 31, 2006, $925 million of long-term bank notes were outstanding and $225 million was available under the 2000 bank note program. A new bank note program was instituted during the third quarter of 2005, of which $2 billion was available at March 31, 2006. The 2005 bank note program will be utilized upon completion of the 2000 bank note program. The Bank has also established federal funds lines with major banks and the ability to borrow from the Federal Home Loan Bank ($1.3 billion was outstanding at March 31, 2006). The Bank also issues institutional certificates of deposit, from time to time offers brokered certificates of deposit, and to a lesser degree, accepts Eurodollar deposits.
Investment securities are an important tool to the Corporation’s liquidity objective. As of March 31, 2006, all securities are classified as available for sale and are reported at fair value on the consolidated balance sheet. Of the $3.8 billion investment portfolio at March 31, 2006, $1.9 billion were pledged to secure certain deposits or for other purposes as required or permitted by law, and $261 million of FHLB and Federal Reserve stock combined is “restricted” in nature and less liquid than other tradable equity securities. The majority of the remaining securities could be pledged or sold to enhance liquidity, if necessary.
For the three months ended March 31, 2006, net cash provided by operating and investing activities was $106.1 million and $467.6 million, respectively, while financing activities used net cash of $632.5 million, for a net decrease in cash and cash equivalents of $58.8 million since year-end 2005. Generally, during first quarter 2006, net assets declined $0.6 billion since year-end 2005 given the previously announced initiative to reduce wholesale funding. Investment proceeds from sales and maturities were used to reduce wholesale funding, as well as to provide for common stock repurchases and the payment of cash dividends to the Corporation’s stockholders.
For the three months ended March 31, 2005, net cash provided by operating activities was $75.3 million, while investing and financing activities used net cash of $131.0 million and $45.0 million, respectively, for a net decrease in cash and cash equivalents of $100.7 million since year-end 2004. Generally, during first quarter 2005, net asset growth since year-end 2004 was relatively flat (down 0.1%), while deposits declined. Long-term funding was predominantly used to replenish the net decrease in deposits and repay short-term borrowings as well as to provide for common stock repurchases and the payment of cash dividends to the Corporation’s stockholders.
Quantitative and Qualitative Disclosures about Market Risk
Market risk arises from exposure to changes in interest rates, exchange rates, commodity prices, and other relevant market rate or price risk. The Corporation faces market risk in the form of interest rate risk through other than trading activities. Market risk from other than trading activities in the form of interest rate risk is measured and managed through a number of methods. The Corporation uses financial modeling techniques that measure the sensitivity of future earnings due to changing rate environments to measure interest rate risk. Policies established by the Corporation’s Asset/Liability Committee and approved by the Board of Directors limit exposure of earnings at risk. General interest rate movements are used to develop sensitivity as the Corporation believes it has no primary exposure to a specific point on the yield curve. These limits are based on the Corporation’s exposure to a 100 bp and 200 bp immediate and sustained parallel rate move, either upward or downward.
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

The following table represents the Corporation’s consolidated static gap position as of March 31, 2006.
TABLE 9: Interest Rate Sensitivity Analysis

	March 31, 2006
	Interest Sensitivity Period
				Total Within
	0-90 Days	91-180 Days	181-365 Days	1 Year	Over 1 Year	Total
	($ in Thousands)
Earning assets:
Loans held for sale	$47,818	$—	$—	$47,818	$—	$47,818
Investment securities, at fair value	595,110	183,279	350,286	1,128,675	2,712,022	3,840,697
Loans (1)	8,989,839	608,602	1,573,337	11,171,778	4,367,409	15,539,187
Other earning assets	28,476	—	—	28,476	—	28,476

Total earning assets	$9,661,243	$791,881	$1,923,623	$12,376,747	$7,079,431	$19,456,178

Interest-bearing liabilities:
Interest-bearing deposits (2) (3)	$2,118,382	$1,764,096	$3,084,538	$6,967,016	$6,082,194	$13,049,210
Other interest-bearing liabilities (3)	4,463,279	140,045	549,712	5,153,036	910,663	6,063,699
Interest rate swap	175,000	—	—	175,000	(175,000)	—

Total interest-bearing liabilities	$6,756,661	$1,904,141	$3,634,250	$12,295,052	$6,817,857	$19,112,909

Interest sensitivity gap	$2,904,582	$(1,112,260)	$(1,710,627)	$81,695	$261,574	$343,269
Cumulative interest sensitivity gap	$2,904,582	$1,792,322	$81,695

12 Month cumulative gap as a percentage of earning assets at March 31, 2006	14.9%	9.2%	0.4%

(1)	Included in loans are $265 million of fixed rate commercial loans that have been swapped from fixed rate to floating rate and have been reflected with their repricing altered for the impact of the swaps.

(2)	The interest rate sensitivity assumptions for demand deposits, savings accounts, money market accounts, and interest-bearing demand deposit accounts are based on current and historical experiences regarding portfolio retention and interest rate repricing behavior. Based on these experiences, a portion of these balances are considered to be long-term and fairly stable and are, therefore, included in the “Over 1 Year” category.

(3)	For analysis purposes, Brokered CDs of $568 million have been included with other interest-bearing liabilities and excluded from interest-bearing deposits.
The static gap analysis in Table 9 provides a representation of the Corporation’s earnings sensitivity to changes in interest rates. It is a static indicator that does not reflect various repricing characteristics and may not necessarily indicate the sensitivity of net interest income in a changing interest rate environment. As of March 31, 2006, the 12-month cumulative gap results were within the Corporation’s interest rate risk policy.
At year-end 2005, the Corporation was slightly asset sensitive as a result of issuing long-term funding, growth in demand deposits, and shortening of the mortgage portfolio and investment portfolio due to faster prepayment experience over the course of 2005. (Asset sensitive means that assets will reprice faster than liabilities. In a rising rate environment, an asset sensitive bank will generally benefit.) However, the flattening of the yield curve, competitive pricing pressures and changes in the mix of loans and deposits has substantially offset the benefits to net interest income from the interest rate increases that occurred throughout 2005. At March 31, 2006, the Corporation is positioned to be neutral to rising rates. For 2006, the Corporation’s objective is to be neutral to rising interest rates and anticipates that the margin will improve to a level comparable to the fourth quarter of 2005. However, this position is at risk to other factors, such as the slope of the yield curve, competitive pricing pressures that are expected to continue in 2006, future changes in our balance sheet mix from management action and/or from customer behavior relative to loan or deposit products, and challenges to deposit growth in general. See also section “Net Interest Income and Net Interest Margin.”
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
The resulting simulations for March 31, 2006, projected that net interest income would be relatively unchanged if rates rose by a 100 bp shock, and projected that the net interest income would decrease by approximately 0.8% if rates fell by a 100 bp shock. At December 31, 2005, the 100 bp shock up was projected to increase budgeted net interest income by approximately 0.1%, and the 100 bp shock down was projected to decrease budgeted net interest income by approximately 0.9%.
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
The projected changes for earnings simulation and economic value of equity for both first quarter 2006 and year-end 2005 were within the Corporation’s interest rate risk policy.

Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, commitments to originate residential mortgage loans held for sale, commercial letters of credit, standby letters of credit, forward commitments to sell residential mortgage loans, interest rate swaps, and interest rate caps. Please refer to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, for discussion with respect to the Corporation’s quantitative and qualitative disclosures about its fixed and determinable contractual obligations. Items disclosed in the Annual Report on Form 10-K have not materially changed since that report was filed. A discussion of the Corporation’s derivative instruments at March 31, 2006, is included in Note 10, “Derivative and Hedging Activities,” of the notes to consolidated financial statements and a discussion of the Corporation’s commitments is included in Note 11, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements.
Capital
Stockholders’ equity at March 31, 2006 increased to $2.2 billion, compared to $2.0 billion at March 31, 2005. The $220 million increase in equity between the two periods was primarily composed of the issuance of common stock in connection with the State Financial acquisition, the retention of earnings, and the exercise of stock options, with partially offsetting decreases to equity from the payment of dividends and the repurchase of common stock. At March 31, 2006, stockholders’ equity included $9.5 million of accumulated other comprehensive loss compared to $10.5 million of accumulated other comprehensive income at March 31, 2005. This $20.0 million decline in accumulated other comprehensive income resulted primarily from lower unrealized gains, net of the tax effect, on securities available for sale (from unrealized gains of $15.7 million at March 31, 2005, to unrealized losses of $9.5 million at March 31, 2006). There were no cash flow hedges at March 31, 2006, while the March 31, 2005 balance sheet included cash flow hedges with unrealized losses, net of the tax effect, of $5.2 million. Stockholders’ equity to assets was 10.43% and 9.88% at March 31, 2006 and 2005, respectively.
Stockholders’ equity decreased $80.3 million from year-end 2005. Since year-end 2005, the retention of earnings and the exercise of stock options, net of decreases to equity from the payment of dividends and the repurchase of common stock accounted for a $74.7 million decrease to equity. At March 31, 2006, stockholders’ equity included $9.5 million of accumulated other comprehensive loss compared to $3.9 million of accumulated other comprehensive loss at year-end 2005, reducing stockholders’ equity by $5.6 million, attributable to higher unrealized losses on securities available for sale, net of the tax effect. Stockholders’ equity to assets at March 31, 2006 was 10.43% compared to 10.52% at December 31, 2005.
Cash dividends of $0.27 per share were paid in the first quarter of 2006, compared to $0.25 per share in the first quarter of 2005, an increase of 8%.
The Board of Directors has authorized management to repurchase shares of the Corporation’s common stock each quarter in the market, to be made available for issuance in connection with the Corporation’s employee incentive plans and for other corporate purposes. For the Corporation’s employee incentive plans, the Board of Directors authorized the repurchase of up to 3.0 million shares in 2006 and 2005 (750,000 shares per quarter). Of these authorizations, 410,500 shares were repurchased for $13.4 million during first quarter of 2005 at an average cost of $32.76 per share, while no shares were repurchased during the first quarter of 2006.
Additionally, under actions in October 2000, July 2003, and March 2006, the Board of Directors authorized the repurchase and cancellation of the Corporation’s outstanding shares, not to exceed approximately 17.6 million shares on a combined basis. During the full year 2005, the Corporation repurchased (and cancelled) approximately three million shares of its outstanding common stock for $96.4 million or an average cost of $32.40 per share from UBS AG London Branch (“UBS”) under accelerated share repurchase agreements. In addition, during the first quarter of 2006, the Corporation repurchased (and cancelled) four million shares of its outstanding common stock for $136 million or an average cost of $33.89 per share from UBS under an accelerated share repurchase agreement. The accelerated share repurchase enabled the Corporation to repurchase the shares immediately, while UBS will purchase the shares in the market over time. The repurchased shares will be subject to a future purchase price settlement adjustment. During the first quarter of 2006, the Corporation settled the 2005 accelerated share repurchase agreements. At March 31, 2006, approximately 5.4 million shares remain authorized to repurchase under the March 2006 authorization as the 2000 and 2003 authorizations have been fully utilized. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities.
The Corporation regularly reviews the adequacy of its capital to ensure that sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic conditions in markets served and strength of management. The capital ratios of the Corporation and its banking affiliate are greater than minimums required by regulatory guidelines. The Corporation’s capital ratios are summarized in Table 10.
TABLE 10
Capital Ratios
(In Thousands, except per share data)

	At or For the Quarter Ended
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2006	2005	2005	2005	2005

Total stockholders’ equity	$2,244,695	$2,324,978	$2,062,565	$2,018,435	$2,025,071
Tier 1 capital	1,527,479	1,597,826	1,495,122	1,438,849	1,468,359
Total capital	1,937,961	2,013,354	1,895,420	1,838,181	1,865,137
Market capitalization	4,491,035	4,413,845	3,900,983	4,289,610	4,048,095

Book value per common share	$16.98	$17.15	$16.12	$15.80	$15.62
Cash dividend per common share	0.27	0.27	0.27	0.27	0.25
Stock price at end of period	33.98	32.55	30.48	33.58	31.23
Low closing price for the period	32.75	29.09	30.29	30.11	30.60
High closing price for the period	34.83	33.23	34.74	33.89	33.50

Total equity / assets	10.43%	10.52%	9.94%	9.73%	9.88%
Tier 1 leverage ratio	7.29	7.58	7.52	7.25	7.44
Tier 1 risk-based capital ratio	9.18	9.73	9.92	9.60	9.95
Total risk-based capital ratio	11.65	12.26	12.58	12.26	12.63

Shares outstanding (period end)	132,167	135,602	127,985	127,743	129,622
Basic shares outstanding (average)	135,114	135,684	127,875	128,990	129,781
Diluted shares outstanding (average)	136,404	137,005	129,346	130,463	131,358
Sequential Quarter Results
Net income for the first quarter of 2006 was $81.7 million, a decrease of $5.9 million or 6.8% from fourth quarter 2005 net income of $87.6 million. For the first quarter of 2006, return on average assets was 1.52% and return on average equity was 14.16%, compared to return on average assets of 1.58% and return on average equity of 14.99% for the fourth quarter of 2005 (see Table 1).

TABLE 10
Selected Quarterly Information
($ in Thousands)

	For the Quarter Ended
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2006	2005	2005	2005	2005

Summary of Operations:
Net interest income	$166,869	$175,595	$164,078	$166,674	$165,908
Provision for loan losses	4,465	3,676	3,345	3,671	2,327
Noninterest income
Trust service fees	8,897	9,055	8,667	8,967	8,328
Service charges on deposit accounts	20,959	23,073	22,830	22,215	18,665
Mortgage banking, net	4,404	12,166	11,969	2,376	9,884
Card-based and other nondeposit fees	9,886	10,033	9,505	8,790	9,111
Retail commissions	15,478	13,624	12,905	15,370	14,705
BOLI income	3,071	3,022	2,441	2,311	2,168
Asset sale gains (losses), net	(230)	2,766	942	539	(302)
Investment securities gains, net	2,456	1,179	1,446	1,491	—
Other	5,852	6,126	6,260	(355)	8,814

Total noninterest income	70,773	81,044	76,965	61,704	71,373
Noninterest expense
Personnel expense	69,303	68,619	66,403	66,934	72,985
Occupancy	11,758	10,287	9,412	9,374	9,888
Equipment	4,588	4,361	4,199	4,214	4,018
Data processing	7,248	7,240	7,129	6,728	6,293
Business development and advertising	4,249	4,999	4,570	4,153	3,939
Stationery and supplies	1,774	1,869	1,599	1,644	1,844
Other intangible amortization	2,343	2,418	1,903	2,292	1,994
Other	22,208	25,746	22,133	20,995	20,281

Total noninterest expense	123,471	125,539	117,348	116,334	121,242
Income tax expense	27,999	39,783	39,315	34,358	36,242

Net income	$81,707	$87,641	$81,035	$74,015	$77,470

Taxable equivalent net interest income	$173,536	$182,361	$170,425	$172,848	$172,130
Net interest margin	3.48%	3.59%	3.56%	3.63%	3.68%

Average Balances:
Assets	$21,871,969	$22,022,165	$20,607,901	$20,574,770	$20,467,698
Earning assets	19,910,420	20,080,758	18,960,035	18,916,921	18,756,555
Interest-bearing liabilities	17,204,860	17,090,134	16,198,492	16,207,719	16,139,002
Loans	15,327,803	15,154,225	14,163,827	14,084,246	13,977,621
Deposits	13,319,664	13,282,910	12,133,719	12,069,719	12,359,040
Stockholders’ equity	2,339,539	2,320,134	2,027,785	2,030,929	2,024,265

Asset Quality Data:
Allowance for loan losses to total loans	1.31%	1.34%	1.35%	1.35%	1.36%
Allowance for loan losses to nonperforming loans	185%	206%	172%	169%	184%
Nonperforming loans to total loans	0.71%	0.65%	0.78%	0.80%	0.74%
Nonperforming assets to total assets	0.57%	0.50%	0.58%	0.56%	0.52%
Net charge offs to average loans (annualized)	0.12%	0.10%	0.09%	0.10%	0.06%
Taxable equivalent net interest income for the first quarter of 2006 was $173.5 million, $8.8 million lower than the fourth quarter of 2005. Changes in the rate environment decreased taxable equivalent net interest income by $6.7 million and changes in balance sheet volume and mix reduced taxable equivalent net interest income by $2.1 million. The Fed raised interest rates by 50 bp during both quarters. The benefits to the margin from the interest rate increases were substantially offset by the continued flattening of the yield curve and competitive pricing pressures, resulting in a rising cost of funds that exceeded the increased yield on earning assets. The net interest margin between the sequential quarters was down 11 bp, to 3.48% in the first quarter of 2006, comprised of a 39 bp higher rate on interest-bearing liabilities, offset in part by a 26 bp increase in earning asset yield and 2 bp higher contribution from net free funds. Average earning assets were $19.9 billion in the first quarter of 2006, a decrease of $170 million from the fourth quarter of 2005. Average loans increased by $174 million (5% annualized growth), while average investments were down $344 million in conjunction with the corporate initiative to reduce wholesale funding levels. Interest-bearing deposits were up $303 million, while average demand deposits (the primary component of net free funds) were down $266 million, reflecting seasonal first quarter declines. Of the 11 bp sequential quarter decline in margin, approximately 6 bp was attributable to the seasonal outflow of net free fund balances. Average wholesale funding balances were lower by $189 million, representing 35.4% of total interest-bearing liabilities in the first quarter of 2006 versus 36.8% in fourth quarter 2005.
Noninterest income decreased $10.3 million to $70.8 million between sequential quarters, with $7.8 million of the decline coming from lower net mortgage banking income. Included in net mortgage banking income for fourth quarter 2005 was a $5.3 million nonrecurring gain from the sale of $1.5 billion of the Corporation’s servicing portfolio. The remaining $2.5 million decline in net mortgage banking was primarily the result of lower gains on sales and other fees (affected by a 31% decrease in secondary mortgage production), and lower servicing fees (affected by an 8% decrease in the average mortgage portfolio serviced for others), offset by $0.6 million favorable change in MSR expense. Retail commission income of $15.5 million was up $1.9 million (14%) over fourth quarter 2005, due to increased sales and seasonal profit sharing income from insurance carriers. Compared to the fourth quarter of 2005, service charges on deposit accounts of $21.0 million were seasonally down $2.1 million (9%). Net gains on asset and investment sales combined were $2.2 million for first quarter 2006 (including a $2.5 million net gain from the sale of $0.7 million of investments), compared to $3.9 million combined for fourth quarter 2005 (which included a $1.6 million net premium on the sale of branch deposits, a $1.0 million gain on the sale of a branch building, and a $1.0 million gain on the sale of equity securities).
On a sequential quarter basis, noninterest expense decreased $2.1 million (2%) to $123.5 million in the first quarter of 2006, as expenses remained controlled. Personnel expense of $69.3 million was up $0.7 million (1%) over the fourth quarter of 2005. Increases in personnel expense included higher net premium-based benefits, social security and unemployment as these costs re-set annually in the first quarter, offset in part by scaled-back discretionary pay (such as bonuses and other incentives), while salaries and commissions were controlled. Average full time equivalent employees were 5,147 for the first quarter of 2006 compared to 5,113 for fourth quarter 2005. Occupancy expense of $11.8 million increased $1.5 million (14%) over fourth quarter 2005, reflecting higher rental expense, property taxes, and the seasonal increases in utilities and snow removal costs. Other expense was down $3.5 million (13.7%) compared to the fourth quarter of 2005, across multiple categories (including lower legal and professional fees, decreases in ATM and other operational losses, and declines in various other expenses). All other noninterest expense categories combined were down $0.7 million (3%) versus the fourth quarter of 2005.
Recent Accounting Pronouncements
The recent accounting pronouncements have been described in Note 3, “New Accounting Pronouncements,” of the notes to consolidated financial statements.
Subsequent Events
On April 20, 2006, the Board of Directors declared a $0.29 per share dividend payable on May 15, 2006, to shareholders of record as of May 8, 2006. This cash dividend has not been reflected in the accompanying consolidated financial statements.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Information required by this item is set forth in Item 2 under the captions “Quantitative and Qualitative Disclosures About Market Risk” and “Interest Rate Risk.”

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
As of March 31, 2006, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2006. No changes were made to the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act of 1934) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Following are the Corporation’s monthly common stock purchases during the first quarter of 2005. For a detailed discussion of the common stock repurchase authorizations and repurchases during the period, see section “Capital” included under Part I Item 2 of this document.

	Total Number of	Average Price Paid
Period	Shares Purchased	per Share

January 1 — January 31, 2006	—	$—
February 1 — February 28, 2006	—	—
March 1 — March 31, 2006	4,030,355	33.63

Total	4,030,355	$33.63

ITEM 6. Exhibits

(a)	Exhibits:
Exhibit (3), Amended and Restated Articles of Incorporation, is attached hereto.
Exhibit (11), Statement regarding computation of per-share earnings. See Note 4 of the notes to consolidated financial statements in Part I Item 1.
Exhibit (21), Subsidiaries of Parent Company, is attached hereto.
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

ASSOCIATED BANC-CORP

(Registrant)

Date: May 8, 2006	/s/ Paul S. Beideman

Paul S. Beideman
President and Chief Executive Officer

Date: May 8, 2006	/s/ Joseph B. Selner

Joseph B. Selner
Chief Financial Officer