Form 10-Q/A
period 2006-03-31
ASSOCIATED BANC-CORP
filed 2006-05-10
CIK 7789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q/A
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

Explanatory Note
This Amendment No. 1 on Form 10-Q/A (Amendment No. 1) is being filed by Associated Banc-Corp to amend our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 filed with the Securities and Exchange Commission on May 8, 2006, or the Initial Report. Amendment No. 1 is being filed to include conformed signatures on Exhibits 31.1, 31.2 and 32 which were inadvertently omitted from the Initial Report. This Amendment No. 1 does not change our previously reported financial statements and other financial disclosures contained in our Initial Report.

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

ASSOCIATED BANC-CORP

(Registrant)

Date: May 10, 2006	/s/ Paul S. Beideman

Paul S. Beideman
President and Chief Executive Officer

Date: May 10, 2006	/s/ Joseph B. Selner

Joseph B. Selner
Chief Financial Officer