Form 10-Q
period 2006-06-30
ASSOCIATED BANC-CORP
filed 2006-08-08
CIK 7789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
     Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of registrant’s common stock, par value $0.01 per share, at July 31, 2006, was 132,207,623 shares.

ASSOCIATED BANC-CORP

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements:
ASSOCIATED BANC-CORP
Consolidated Balance Sheets
(Unaudited)

	June 30,	June 30,	December 31,
	2006	2005	2005
	(In Thousands, except share data)
ASSETS
Cash and due from banks	$429,625	$412,212	$460,230
Interest-bearing deposits in other financial institutions	21,567	11,236	14,254
Federal funds sold and securities purchased under agreements to resell	14,344	44,325	17,811
Investment securities available for sale, at fair value	3,505,471	4,794,983	4,711,605
Loans held for sale	54,016	112,077	57,710
Loans	15,405,630	14,054,506	15,206,464
Allowance for loan losses	(203,411)	(190,024)	(203,404)

Loans, net	15,202,219	13,864,482	15,003,060
Premises and equipment	198,279	179,667	206,153
Goodwill	875,727	679,993	877,680
Other intangible assets	116,175	113,010	120,358
Other assets	710,931	541,729	631,221

Total assets	$21,128,354	$20,753,714	$22,100,082

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$2,276,463	$2,250,482	$2,504,926
Interest-bearing deposits, excluding brokered certificates of deposit	10,851,591	9,356,368	10,538,856
Brokered certificates of deposit	518,354	491,781	529,307

Total deposits	13,646,408	12,098,631	13,573,089
Short-term borrowings	2,561,092	2,775,508	2,666,307
Long-term funding	2,472,869	3,685,078	3,348,476
Accrued expenses and other liabilities	173,125	176,062	187,232

Total liabilities	18,853,494	18,735,279	19,775,104

Stockholders’ equity
Preferred stock	—	—	—
Common stock (par value $0.01 per share, authorized 250,000,000 shares, issued 132,426,588, 128,042,415 and 135,697,755 shares, respectively)	1,324	1,280	1,357
Surplus	1,183,047	1,062,702	1,301,004
Retained earnings	1,119,036	934,287	1,029,247
Accumulated other comprehensive income (loss)	(28,047)	29,608	(3,938)
Deferred compensation	—	(3,814)	(2,081)
Treasury stock, at cost (14,980, 173,215 and 23,500 shares, respectively)	(500)	(5,628)	(611)

Total stockholders’ equity	2,274,860	2,018,435	2,324,978

Total liabilities and stockholders’ equity	$21,128,354	$20,753,714	$22,100,082

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(In Thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$278,573	$213,420	$539,588	$413,729
Interest and dividends on investment securities and deposits with other financial institutions:
Taxable	32,649	41,834	71,765	82,868
Tax exempt	9,786	9,507	19,949	19,230
Interest on federal funds sold and securities purchased under agreements to resell	289	182	538	264

Total interest income	321,297	264,943	631,840	516,091
INTEREST EXPENSE
Interest on deposits	88,076	48,087	165,954	92,520
Interest on short-term borrowings	34,126	21,731	67,370	38,900
Interest on long-term funding	30,696	28,451	63,248	52,089

Total interest expense	152,898	98,269	296,572	183,509

NET INTEREST INCOME	168,399	166,674	335,268	332,582
Provision for loan losses	3,686	3,671	8,151	5,998

Net interest income after provision for loan losses	164,713	163,003	327,117	326,584
NONINTEREST INCOME
Trust service fees	9,307	8,967	18,204	17,295
Service charges on deposit accounts	22,982	22,215	43,941	40,880
Mortgage banking, net	5,829	2,376	10,233	12,260
Card-based and other nondeposit fees	11,047	8,790	20,933	17,901
Retail commissions	16,365	15,370	31,843	30,075
Bank owned life insurance income	3,592	2,311	6,663	4,479
Asset sale gains, net	354	539	124	237
Investment securities gains, net	1,538	1,491	3,994	1,491
Other	6,194	(355)	12,046	8,459

Total noninterest income	77,208	61,704	147,981	133,077
NONINTEREST EXPENSE
Personnel expense	74,492	66,934	143,795	139,919
Occupancy	10,654	9,374	22,412	19,262
Equipment	4,223	4,214	8,811	8,232
Data processing	7,099	6,728	14,347	13,021
Business development and advertising	4,101	4,153	8,350	8,092
Stationery and supplies	1,784	1,644	3,558	3,488
Other intangible amortization expense	2,281	2,292	4,624	4,286
Other	20,026	20,995	42,234	41,276

Total noninterest expense	124,660	116,334	248,131	237,576

Income before income taxes	117,261	108,373	226,967	222,085
Income tax expense	33,712	34,358	61,711	70,600

NET INCOME	$83,549	$74,015	$165,256	$151,485

Earnings per share:
Basic	$0.63	$0.57	$1.24	$1.17
Diluted	$0.63	$0.57	$1.23	$1.16
Average shares outstanding:
Basic	132,259	128,990	133,678	129,383
Diluted	133,441	130,463	134,903	130,868
See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

				Accumulated
				Other
	Common		Retained	Comprehensive	Deferred	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Compensation	Stock	Total
			(In Thousands, except per share data)
Balance, December 31, 2004	$1,300	$1,127,205	$858,847	$41,205	$(2,122)	$(9,016)	$2,017,419
Comprehensive income:
Net income	—	—	151,485	—	—	—	151,485
Reclassification adjustment for net losses and interest expense for interest differential on derivative instruments realized in net income, net of taxes of $5.9 million	—	—	—	8,761	—	—	8,761
Net unrealized holding losses on available for sale securities arising during the period, net of taxes of $10.8 million	—	—	—	(19,463)	—	—	(19,463)
Less: reclassification adjustment for net gains on available for sale securities realized in net income, net of taxes of $0.6 million	—	—	—	(895)	—	—	(895)

Comprehensive income							139,888

Cash dividends, $0.52 per share	—	—	(67,532)	—	—	—	(67,532)
Common stock issued:
Incentive stock options	—	—	(8,513)	—	—	19,032	10,519
Purchase of treasury stock	(20)	(66,320)	—	—	—	(17,329)	(83,669)
Restricted stock awards granted, net of amortization	—	7	—	—	(1,692)	1,685	—
Tax benefit of stock options	—	1,810	—	—	—	—	1,810

Balance, June 30, 2005	$1,280	$1,062,702	$934,287	$29,608	$(3,814)	$(5,628)	$2,018,435

Balance, December 31, 2005	$1,357	$1,301,004	$1,029,247	$(3,938)	$(2,081)	$(611)	$2,324,978
Comprehensive income:
Net income	—	—	165,256	—	—	—	165,256
Net unrealized holding losses on available for sale securities arising during the period, net of taxes of $15.9 million	—	—	—	(21,713)	—	—	(21,713)
Less: reclassification adjustment for net gains on available for sale securities realized in net income, net of taxes of $1.6 million	—	—	—	(2,396)	—	—	(2,396)

Comprehensive income							141,147

Cash dividends, $0.56 per share	—	—	(75,103)	—	—	—	(75,103)
Common stock issued:
Incentive stock options	8	15,269	(364)	—	—	1,376	16,289
Purchase of treasury stock	(41)	(137,133)	—	—	—	(704)	(137,878)
Stock-based compensation, net	—	1,271	—	—	2,081	(561)	2,791
Tax benefit of stock options	—	2,636	—	—	—	—	2,636

Balance, June 30, 2006	$1,324	$1,183,047	$1,119,036	$(28,047)	$—	$(500)	$2,274,860

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2006	2005
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$165,256	$151,485
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	8,151	5,998
Depreciation and amortization	12,280	10,818
Recovery of valuation allowance on mortgage servicing rights, net	(3,326)	(1,500)
Amortization (accretion) of:
Mortgage servicing rights	10,127	11,719
Intangible assets	4,624	4,286
Premiums and discounts on earning assets, funding, and other, net	8,124	13,844
Tax benefit from exercise of stock options	2,636	1,810
Excess tax benefit from stock-based compensation	(1,723)	—
Federal Home Loan Bank stock dividend	—	(4,734)
Gain on sales of investment securities, net	(3,994)	(1,491)
Gain on sales of assets, net	(124)	(237)
Gain on sales of loans held for sale and mortgage servicing rights, net	(5,014)	(7,850)
Mortgage loans originated and acquired for sale	(606,084)	(723,083)
Proceeds from sales of mortgage loans held for sale	614,977	683,820
Increase (decrease) in interest receivable	631	(7,189)
(Increase) decrease in interest payable	(1,072)	8,142
Net change in other assets and other liabilities	(16,905)	(32,824)

Net cash provided by operating activities	188,564	113,014

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(222,387)	(180,495)
Purchases and originations of mortgage servicing rights	(7,242)	(8,076)
Purchases of:
Securities available for sale	(376,865)	(640,142)
Premises and equipment, net of disposals	(4,983)	(4,592)
Bank owned life insurance	(50,000)	—
Proceeds from:
Sales of securities available for sale	724,649	45,261
Calls and maturities of securities available for sale	812,515	575,730
Sales of other assets	7,415	2,824

Net cash provided by (used in) investing activities	883,102	(209,490)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	73,319	(687,608)
Net decrease in short-term borrowings	(105,215)	(115,258)
Repayment of long-term funding	(1,171,560)	(500,513)
Proceeds from issuance of long-term funding	300,000	1,550,238
Cash dividends	(75,103)	(67,532)
Proceeds from exercise of incentive stock options	16,289	10,519
Excess tax benefit from stock-based compensation	1,723	—
Purchase of treasury stock	(137,878)	(83,669)

Net cash provided by (used in) financing activities	(1,098,425)	106,177

Net increase (decrease) in cash and cash equivalents	(26,759)	9,701
Cash and cash equivalents at beginning of period	492,295	458,072

Cash and cash equivalents at end of period	$465,536	$467,773

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$297,644	$175,367
Income taxes	64,880	101,999
Supplemental schedule of noncash investing activities:
Loans and bank premises transferred to other real estate	9,878	3,168
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
NOTE 2: Reclassifications
Certain items in the prior period consolidated financial statements have been reclassified to conform with the June 30, 2006 presentation.
NOTE 3: New Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires the impact of a tax position to be recognized in the financial statements if that position is more-likely-than-not of being sustained upon examination, based on the technical merits of the position. A tax position meeting the more-likely-than-not threshold is then to be measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Corporation will adopt FIN 48 in 2007 and is in the process of assessing the impact on its results of operations, financial position, and liquidity.
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
In November 2005, the FASB issued FASB Staff Position (“FSP”) 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (“FSP 115-1”). FSP 115-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence, impairment is determined to be other-than-temporary, then an impairment loss should be recognized through earnings equal to the difference between the cost of the investment and its fair value. This FSP nullifies certain provisions of Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (“EITF 03-1”) while retaining the disclosure requirements of EITF 03-1, which were adopted by the Corporation in 2003. FSP 115-1 is effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005. The Corporation regularly evaluates its investments for possible other-than-temporary impairment and, therefore, the requirements of FSP 115-1 did not have a material impact on the Corporation’s results of operations, financial position, or liquidity.
In December 2004, the FASB issued SFAS No. 123 (revised December 2004), “Share-Based Payment,” (“SFAS 123R”). SFAS 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”). SFAS 123R is effective for all stock-based awards granted in the first fiscal year beginning on or after June 15, 2005. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and expensed over the applicable vesting period. Pro forma disclosure only of the income statement effects of share-based payments is no longer an alternative under SFAS 123R. In addition, companies must recognize compensation expense related to any stock-based awards that are not fully vested as of the effective date. The Corporation adopted SFAS 123R effective January 1, 2006, using the modified prospective method. During the first half of 2006, as a result of the adoption of SFAS 123R, the Corporation recognized $0.5 million of compensation expense for unvested stock options and the $2.1 million unamortized deferred compensation relating to unvested restricted stock shares was no longer carried within stockholders’ equity. See Note 5 for additional information on stock-based compensation.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(In Thousands, except per share data)
Net income	$83,549	$74,015	$165,256	$151,485

Weighted average shares outstanding	132,259	128,990	133,678	129,383
Effect of dilutive stock awards	1,182	1,473	1,225	1,485

Diluted weighted average shares outstanding	133,441	130,463	134,903	130,868

Basic earnings per share	$0.63	$0.57	$1.24	$1.17

Diluted earnings per share	$0.63	$0.57	$1.23	$1.16

NOTE 5: Stock-Based Compensation
At June 30, 2006, the Corporation had three stock-based compensation plans (discussed below). All stock awards granted under these plans have an exercise price that is equal to the fair market value of the Corporation’s stock on the date the awards were granted. The stock incentive plans of acquired companies were terminated as to future option grants at each respective merger date. Option holders under such plans received the Corporation’s common stock, options to buy the Corporation’s common stock, or cash, based on the conversion terms of the various merger agreements.
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
Prior to January 1, 2006, the Corporation accounted for stock-based compensation cost under the intrinsic value method of APB 25 and related Interpretations, as allowed by SFAS 123. Under APB 25, compensation expense for employee stock options was generally not recognized if the exercise price of the option equaled or exceeded the fair value of the stock on the date of grant, as such options would have no intrinsic value at the date of grant. Therefore, no stock-based compensation cost was recognized in the consolidated statements of income for the first half of 2005, except with respect to restricted stock awards.
Effective January 1, 2006, the Corporation adopted the fair value recognition provisions of SFAS 123R using the modified prospective method. Under this method, compensation cost recognized during the first half of 2006 includes compensation cost for all share-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.
As a result of adopting SFAS 123R on January 1, 2006, the Corporation’s income before income taxes and net income for the six months ended June 30, 2006, would have been $468,000 and $281,000 higher, respectively, and for the three months ended June 30, 2006, would have been $240,000 and $144,000 higher, respectively, than if the Corporation had not adopted SFAS 123R. Basic and diluted earnings per share for both the six and three months ended June 30, 2006, would have been unchanged if the Corporation had not adopted SFAS 123R.

Prior to the adoption of SFAS 123R, the Corporation presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. SFAS 123R requires the cash flows on the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.
Stock-Based Compensation Plans:
In 1987 (as amended subsequently, and most recently in 2005), the Board of Directors, with subsequent approval of the Corporation’s shareholders, approved the Amended and Restated Long-Term Incentive Stock Plan (“Stock Plan”). Options are generally exercisable up to 10 years from the date of grant and vest ratably over three years. As of June 30, 2006, approximately 2.4 million shares remain available for grants.
The Board of Directors approved the implementation of a broad-based stock option grant effective July 28, 1999. The only stock option grant under this was in 1999, which provided all qualifying employees with an opportunity and an incentive to buy shares of the Corporation and align their financial interest with the growth in value of the Corporation’s shares. These options have 10-year terms, fully vested after two years, and have an exercise price equal to the market value on the date of grant. As of June 30, 2006, approximately 2.8 million shares remain available for granting.
In January 2003 (and as amended in 2005), the Board of Directors, with subsequent approval of the Corporation’s shareholders, approved the adoption of the 2003 Long-Term Incentive Plan (“2003 Plan”), which provides for the granting of options or other stock incentive awards (e.g., restricted stock awards) to key employees. Options are generally exercisable up to 10 years from the date of grant and vest ratably over three years. As of June 30, 2006, approximately 3.2 million shares remain available for grants.
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
Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock option represents the period of time that stock options are expected to be outstanding and is estimated using historical data of stock option exercises and forfeitures. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the historical volatility of the Corporation’s stock. The following assumptions were used in estimating the fair value for options granted in the comparable six-month periods of 2006 and 2005:

	2006	2005

Dividend yield	3.23%	3.22%
Risk-free interest rate	4.44%	3.81%
Expected volatility	23.98%	24.32%
Weighted average expected life	6 yrs	6 yrs
Weighted average per share fair value of options	$6.97	$6.85
In accordance with SFAS 123R, the Corporation is required to estimate potential forfeitures of stock grants and adjust compensation expense recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

A summary of the Corporation’s stock option activity for the six months ended June 30, 2006, is presented below.

		Weighted Average	Weighted Average Remaining	Aggregate Intrinsic Value
Stock Options	Shares	Exercise Price	Contractual Term	(000s)

Outstanding at December 31, 2005	7,859,686	$25.40
Granted	37,500	33.04
Exercised	(750,896)	21.69
Forfeited	(71,440)	30.88

Outstanding at June 30, 2006	7,074,850	$25.78	6.37	$40,697

Options exercisable at June 30, 2006	6,710,379	$25.57	6.29	$39,964

For the six months ended June 30, 2006 and 2005, the intrinsic value of stock options exercised was $9.1 million and $8.3 million, respectively. (Intrinsic value represents the amount by which the fair value of the underlying stock exceeds the exercise price of the stock option.) During the first half of 2006, $16.3 million was received for the exercise of stock options.
The following table summarizes information about the Corporation’s nonvested stock option activity for the six months ended June 30, 2006:

		Weighted Average
Stock Options	Shares	Grant Date Fair Value

Nonvested at December 31, 2005	1,003,891	$6.00
Granted	37,500	6.97
Vested	(663,051)	5.87
Forfeited	(13,869)	6.26

Nonvested at June 30, 2006	364,471	$6.33

The total fair value of stock options that vested was $3.9 million and $13.9 million, respectively, for the comparable six-month periods in 2006 and 2005. At June 30, 2006, the Corporation had $0.7 million of unrecognized compensation costs related to stock options that is expected to be recognized over a weighted-average period of 7 months.
The following table summarizes information about the Corporation’s restricted stock shares activity for the six months ended June 30, 2006.

		Weighted Average
Restricted Stock	Shares	Grant Date Fair Value

Outstanding at December 31, 2005	72,500	$28.70
Granted	87,900	33.60
Vested	(15,000)	23.25
Forfeited	—	—

Outstanding at June 30, 2006	145,400	$32.23

The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period. For performance-based restricted stock shares, the Corporation estimates the degree to which performance conditions will be met to determine the number of shares which will vest and the related compensation expense prior to the vesting date. Compensation expense is adjusted in the period such estimates change. At June 30, 2006, there were 42,500 shares of performance-based restricted stock shares that will vest only if certain earnings per share goals and service conditions are achieved. Failure to achieve the goals and service conditions will result in all or a portion of the shares being forfeited.
During the first quarter of 2006, 87,900 shares of restricted stock shares were awarded and remain restricted at June 30, 2006. The Corporation awarded 51,000 shares of restricted stock shares during the first quarter of 2005 (of which, 42,500 remain restricted at June 30, 2006) and 75,000 restricted stock shares were awarded during 2003 (of which, 15,000 remain restricted at June 30, 2006). During the second quarter of 2006, the Corporation estimated that the performance hurdles associated with 17,000 performance-based restricted stock shares would likely not be met, and thus, previously recognized expense related to these shares was reversed. During 2005, the performance hurdles associated with 23,500 performance-based restricted stock shares were not met, and thus, previously recognized expense related to these shares was reversed and the shares were reclassified back to treasury stock. Expense for restricted stock awards of approximately $444,000 and $613,000 was recorded for the six months ended June 30, 2006 and 2005, respectively, and expense of approximately $78,000 and $375,000 was recorded for the three months ended June 30, 2006 and 2005, respectively. At June 30, 2006, the Corporation had $3.3 million of unrecognized compensation costs related to restricted stock shares that is expected to be recognized over a weighted-average period of 21 months.
During the second quarter of 2006, in connection with satisfying the Chief Executive Officer’s income tax withholding obligation related to his income from the vesting of 15,000 shares of restricted stock granted in 2003, he elected to surrender 6,480 shares of that grant valued at approximately $219,000 (or $33.82 per share). The effect to the Corporation of his surrendering shares to pay his income tax withholding obligation was an increase in treasury stock and a decrease in cash of approximately $219,000 in the second quarter of 2006.
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
As discussed above, results for prior periods have not been restated to reflect the effects of implementing SFAS 123R. The following table illustrates the effect on net income and earnings per share as if the Corporation had applied the fair value recognition provisions of SFAS 123 to options granted under the Corporation’s stock option plans for the prior periods presented. For purposes of this pro forma disclosure, the fair value of the options was estimated using a Black-Scholes option pricing model and amortized to expense over the options’ vesting periods. Under SFAS 123, the annual expense allocation methodology attributed a higher percentage of the reported expense to earlier years than to later years, resulting in accelerated expense recognition for pro forma disclosure purposes. In addition, given actions taken by management during 2005, the stock options issued in January 2005 fully vested on June 30, 2005, and the stock options issued in December 2005 fully vested on the date of grant, while the stock options issued during 2004 and in previous years will fully vest three years from the date of grant.

	For the Three	For the Six
	Months Ended	Months Ended
($ in Thousands, except per share amounts)	June 30, 2005	June 30, 2005

Net income, as reported	$74,015	$151,485
Add: Stock-based employee compensation expenses included in reported net income, net of related tax effects	225	368
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(3,499)	(6,429)

Net income, as adjusted	$70,741	$145,424

Basic earnings per share, as reported	$0.57	$1.17

Basic earnings per share, as adjusted	$0.55	$1.12

Diluted earnings per share, as reported	$0.57	$1.16

Diluted earnings per share, as adjusted	$0.54	$1.11

NOTE 6: Business Combinations
As required, the Corporation’s acquisitions are accounted for under the purchase method of accounting; thus, the results of operations of each acquired entity prior to its respective consummation date are not included in the accompanying consolidated financial statements. When valuing acquisitions, the Corporation considers a range of valuation methodologies, including comparable publicly-traded companies, comparable precedent transactions, and discounted cash flow. For the acquisition noted below, the resulting purchase price exceeded the value of the net assets acquired. To record the transaction, the Corporation assigns estimated fair values to the assets acquired, including identifying and measuring acquired intangible assets, and to liabilities assumed (using sources of information such as observable market prices or discounted cash flows). To identify intangible assets that should be measured, the Corporation determines if the asset arose from contractual or other legal rights or if the asset is capable of being separated from the acquired entity. When valuing identified intangible assets, the Corporation generally relies on valuation reports by independent third parties. In each acquisition, the excess cost of the acquisition over the fair value of the net assets acquired is allocated to goodwill.
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

$ in Millions
Investment securities available for sale	$348
Loans, net	979
Other assets	108
Intangible assets	17
Goodwill	199

Total assets acquired	$1,651

Deposits	$1,050
Borrowings	311
Other liabilities	9

Total liabilities assumed	$1,370

Net assets acquired	$281

NOTE 7: Investment Securities
The amortized cost and fair values of securities available for sale were as follows.

	June 30, 2006	June 30, 2005	December 31, 2005
		($ in Thousands)
Amortized cost	$3,549,014	$4,748,551	$4,717,489
Gross unrealized gains	32,074	71,697	54,491
Gross unrealized losses	(75,617)	(25,265)	(60,375)

Fair value	$3,505,471	$4,794,983	$4,711,605

The following represents gross unrealized losses and the related fair value of securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2006.

	Less than 12 months		12 months or more		Total
	Unrealized		Unrealized		Unrealized
June 30, 2006	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	($ in Thousands)
U. S. Treasury securities	$(23)	$31,966	$—	$—	$(23)	$31,966
Federal agency securities	(326)	39,241	(1,098)	29,844	(1,424)	69,085
Obligations of state and political subdivisions	(7,141)	315,938	(339)	11,395	(7,480)	327,333
Mortgage-related securities	(12,545)	583,409	(53,931)	1,509,305	(66,476)	2,092,714
Other securities (debt & equity)	(138)	10,275	(76)	2,506	(214)	12,781

Total	$(20,173)	$980,829	$(55,444)	$1,553,050	$(75,617)	$2,533,879

Management does not believe any individual unrealized loss at June 30, 2006 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-related securities relate primarily to mortgage-backed securities issued by government agencies such as the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation (“FHLMC”). These unrealized losses are primarily attributable to changes in interest rates and not credit deterioration. The Corporation currently has both the intent and ability to hold the securities contained in the previous table for a time necessary to recover the amortized cost.
In late March 2006, $0.7 billion of investment securities were sold as part of the Corporation’s initiative to reduce wholesale borrowings that started in October 2005. Investment securities sales included losses of $15.8 million, offset by gains of $18.3 million on equity security sales, resulting in a net $2.5 million gain for first quarter 2006. The Corporation does not have a historical pattern of restructuring its balance sheet through large investment reductions. Balance sheet and net interest margin challenges in the first quarter of 2006 led to the targeted sale decision in support of its wholesale funding reduction initiative, and did not change the Corporation’s intent on the remaining investment portfolio.
The Corporation owns three FHLMC preferred stock securities that were determined to have an other-than-temporary impairment that resulted in a write-down of $2.2 million on these securities during 2004.
For comparative purposes, the following represents gross unrealized losses and the related fair value of securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2005 and December 31, 2005, respectively.

	Less than 12 months		12 months or more		Total
	Unrealized		Unrealized		Unrealized
June 30, 2005	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
			($ in Thousands)
U. S. Treasury securities	$(184)	$24,802	$(107)	$7,892	$(291)	$32,694
Federal agency securities	(505)	142,120	(353)	25,726	(858)	167,846
Obligations of state and political subdivisions	(52)	11,689	(17)	2,224	(69)	13,913
Mortgage-related securities	(10,439)	1,336,438	(13,447)	1,284,330	(23,886)	2,620,768
Other securities (debt & equity)	(161)	2,425	—	—	(161)	2,425

Total	$(11,341)	$1,517,474	$(13,924)	$1,320,172	$(25,265)	$2,837,646

	Less than 12 months		12 months or more		Total
	Unrealized		Unrealized		Unrealized
December 31, 2005	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
			($ in Thousands)
U. S. Treasury securities	$(16)	$22,830	$(246)	$31,747	$(262)	$54,577
Federal agency securities	(2,356)	139,240	(1,079)	40,960	(3,435)	180,200
Obligations of state and political subdivisions	(2,890)	263,308	(340)	17,076	(3,230)	280,384
Mortgage-related securities	(20,544)	1,475,275	(32,559)	1,450,647	(53,103)	2,925,922
Other securities (debt & equity)	(337)	15,050	(8)	292	(345)	15,342

Total	$(26,143)	$1,915,703	$(34,232)	$1,540,722	$(60,375)	$3,456,425

NOTE 8: Goodwill and Other Intangible Assets
Goodwill: Goodwill is not amortized, but is subject to impairment tests on at least an annual basis. The Corporation conducts its impairment testing annually in May and no impairment loss was necessary in 2005 or through June 30, 2006. At June 30, 2006, goodwill of $854 million is assigned to the banking segment and goodwill of $22 million is assigned to the wealth management segment. The $2.0 million reduction to goodwill during the first half of 2006 represents adjustments to the initially estimated fair values of tax liabilities related to the Corporation’s acquisition of a thrift in October 2004. The change in the carrying amount of goodwill was as follows.

	Six months ended		Year ended
	June 30, 2006	June 30, 2005	December 31, 2005
	($ in Thousands)
Goodwill:
Balance at beginning of period	$877,680	$679,993	$679,993
Goodwill acquired, net	(1,953)	—	197,687

Balance at end of period	$875,727	$679,993	$877,680

Other Intangible Assets: The Corporation has other intangible assets that are amortized, consisting of core deposit intangibles, other intangibles (primarily related to customer relationships acquired in connection with the Corporation’s insurance agency acquisitions), and mortgage servicing rights. The core deposit intangibles and mortgage servicing rights are assigned to the banking segment, while other intangibles of $15.0 million are assigned to the wealth management segment and $1.6 million are assigned to the banking segment as of June 30, 2006.

For core deposit intangibles and other intangibles, changes in the gross carrying amount, accumulated amortization, and net book value were as follows.

	At or for the		At or for the
	Six months ended		Year ended
	June 30, 2006	June 30, 2005	December 31, 2005
	($ in Thousands)
Core deposit intangibles:
Gross carrying amount	$43,363	$28,202	$43,363
Accumulated amortization	(13,104)	(8,055)	(10,508)

Net book value	$30,259	$20,147	$32,855

Additions during the period	$—	$—	$15,161
Amortization during the period	(2,596)	(1,985)	(4,438)

Other intangibles:
Gross carrying amount	$26,348	$24,578	$26,348
Accumulated amortization	(9,714)	(5,818)	(7,686)

Net book value	$16,634	$18,760	$18,662

Additions during the period	$—	$—	$1,770
Amortization during the period	(2,028)	(2,301)	(4,169)
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

	At or for the		At or for the
	Six months ended		Year ended
	June 30, 2006	June 30, 2005	December 31, 2005
	($ in Thousands)
Mortgage servicing rights:
Mortgage servicing rights at beginning of period	$76,236	$91,783	$91,783
Additions	7,242	8,076	18,496
Sale of servicing (1)	—	—	(10,087)
Amortization	(10,127)	(11,719)	(23,134)
Other-than-temporary impairment	(6)	(71)	(822)

Mortgage servicing rights at end of period	$73,345	$88,069	$76,236

Valuation allowance at beginning of period	(7,395)	(15,537)	(15,537)
(Additions) / Reversals, net	3,326	1,500	7,320
Other-than-temporary impairment	6	71	822

Valuation allowance at end of period	(4,063)	(13,966)	(7,395)

Mortgage servicing rights, net	$69,282	$74,103	$68,841

Portfolio of residential mortgage loans serviced for others (1)	$8,135,000	$9,479,000	$8,028,000
Mortgage servicing rights, net to Portfolio of residential mortgage loans serviced for others	0.85%	0.78%	0.86%
Mortgage servicing rights expense (2)	$6,801	$10,219	$15,814

(1)	The Corporation sold approximately $1.5 billion of its mortgage portfolio serviced for others with a carrying value of $10.1 million in the fourth quarter of 2005 at a $5.3 million gain, included in mortgage banking, net in the consolidated statements of income.

(2)	Includes the amortization of mortgage servicing rights and additions/reversals to the valuation allowance of mortgage servicing rights, and is a component of mortgage banking, net in the consolidated statements of income.

The following table shows the estimated future amortization expense for amortizing intangible assets. The projections of amortization expense for the next five years are based on existing asset balances, the current interest rate environment, and prepayment speeds as of June 30, 2006. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable.
Estimated amortization expense:

	Core Deposit	Other	Mortgage Servicing
	Intangible	Intangibles	Rights
	($ in Thousands)
Six months ending December 31, 2006	$2,600	$1,700	$11,100
Year ending December 31, 2007	4,500	1,900	19,400
Year ending December 31, 2008	3,900	1,200	16,000
Year ending December 31, 2009	3,600	1,100	12,900
Year ending December 31, 2010	3,200	1,100	9,700
Year ending December 31, 2011	3,200	1,000	7,200
NOTE 9: Long-term Funding
Long-term funding (funding with original contractual maturities greater than one year) was as follows.

	June 30,	June 30,	December 31,
	2006	2005	2005
	($ in Thousands)
Federal Home Loan Bank advances	$1,004,768	$1,394,021	$1,290,722
Bank notes	825,000	925,000	925,000
Repurchase agreements	227,800	975,000	709,550
Subordinated debt, net	199,236	199,085	199,161
Junior subordinated debentures, net	213,896	185,464	217,534
Other borrowed funds	2,169	6,508	6,509

Total long-term funding	$2,472,869	$3,685,078	$3,348,476

Federal Home Loan Bank (“FHLB”) advances: Long-term advances from the FHLB had maturities through 2020 and had weighted-average interest rates of 3.50% at June 30, 2006, compared to 3.14% at June 30, 2005 and 3.49% at December 31, 2005. These advances had a combination of fixed and variable rates, of which, 100% were fixed at June 30, 2006, while 78% and 77% were fixed at June 30, and December 31, 2005, respectively.
Bank notes: The long-term bank notes had maturities through 2008 and had weighted-average interest rates of 5.06% at June 30, 2006, 3.38% at June 30, 2005, and 4.31% at December 31, 2005. These notes had a combination of fixed and variable rates, of which 88% was variable rate at June 30, 2006, compared to 89% variable rate at both June 30, and December 31, 2005, respectively.
Repurchase agreements: The long-term repurchase agreements had maturities through 2009 and had weighted-average interest rates of 4.24% at June 30, 2006, 2.70% at June 30, 2005, and 3.55% at December 31, 2005. These repurchase agreements had a combination of fixed and variable rates, of which 100% was variable at June 30, 2006, while 90% and 100% were variable at June 30, and December 31, 2005, respectively.
Subordinated debt: In August 2001, the Corporation issued $200 million of 10-year subordinated debt. This debt was issued at a discount and has a fixed coupon interest rate of 6.75%. The subordinated debt qualifies under the risk-based capital guidelines as Tier 2 supplementary capital for regulatory purposes.
Junior subordinated debentures: On May 30, 2002, ASBC Capital I (the “ASBC Trust”), a Delaware business trust whose common stock was wholly owned by the Corporation, completed the sale of $175 million of 7.625% preferred securities (the “ASBC Preferred Securities”). The ASBC Preferred Securities are traded on the New York Stock Exchange under the symbol “ABW PRA.” The ASBC Trust used the proceeds from the offering and from the common stock to purchase a like amount of 7.625% Junior Subordinated Debentures (the “ASBC Debentures”) of the Corporation.
The ASBC Preferred Securities accrue and pay dividends quarterly at a fixed annual rate of 7.625% of the stated liquidation amount of $25 per ASBC Preferred Security. The Corporation has fully and unconditionally guaranteed all of the obligations of the ASBC Trust. The guarantee covers the quarterly distributions and payments on liquidation or redemption of the ASBC Preferred Securities, but only to the extent of funds held by the ASBC Trust. The ASBC Preferred Securities are mandatorily redeemable upon the maturity of the ASBC Debentures on June 15, 2032, or upon earlier redemption. The Corporation has the right to redeem the ASBC Debentures, at par, on or after May 30, 2007. The ASBC Preferred Securities qualify under the risk-based capital guidelines as Tier 1 capital for regulatory purposes within certain limitations.
During 2002, the Corporation entered into interest rate swaps to hedge the interest rate risk on the ASBC Debentures. The fair value of the derivatives was a $4.9 million loss at June 30, 2006, compared to a $5.1 million gain at June 30, 2005 and a $0.2 million loss at December 31, 2005. As the swaps are accounted for as fair value hedges, the ASBC Debentures are carried on the consolidated balance sheet at fair value.
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
The SFSC Preferred Securities accrue and pay dividends semi-annually at a variable dividend rate adjusted quarterly based on the 90-day LIBOR plus 2.80% and 3.45%, which was 7.95% and 8.62%, at June 30, 2006, for SFSC Trust II and I, respectively. The SFSC Preferred Securities are mandatorily redeemable upon the maturity of the SFSC Debentures on April 23, 2034 and November 7, 2032, respectively, or upon earlier redemption. The Corporation has the right to redeem the SFSC Debentures, at par, on January 23, 2009 and November 7, 2007, respectively, and quarterly thereafter.
NOTE 10: Derivatives and Hedging Activities
The Corporation uses derivative instruments primarily to hedge the variability in interest payments or protect the value of certain assets and liabilities recorded on its consolidated balance sheet from changes in interest rates. The predominant derivative and hedging activities include the use of interest rate swaps and interest rate caps, and certain mortgage banking activities. Interest rate swaps and caps are entered into primarily as an asset/liability management strategy to modify interest rate risk.
Derivative instruments are required to be carried at fair value on the balance sheet with changes in the fair value recorded directly in earnings. For a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the risk being hedged are recognized as an increase or decrease to the carrying value of the hedged item on the balance sheet and in the related income statement account. For fair value hedges in which the ineffectiveness is assumed to be zero, i.e. short cut hedges, the Corporation reviews the hedges on a quarterly basis to ensure the terms of the hedged item and hedging instrument remain unchanged. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and the ineffective portion is recognized immediately in interest expense.
To qualify for and maintain hedge accounting treatment, the Corporation must meet formal documentation and effectiveness evaluation requirements both at the hedge’s inception and on an ongoing basis. If it is determined that a derivative is not highly effective or has ceased to be a highly effective hedge, the Corporation discontinues hedge accounting prospectively. When hedge accounting is discontinued, the Corporation would continue to carry the derivative on the balance sheet at its fair value; however, the changes in fair value of the hedged asset or liability would no longer be recorded through earnings. No unrealized gains or losses were recorded at June 30, 2006, as the

Corporation had no cash flow hedges. When the cash flows associated with the hedged item are realized, the gain or loss is reclassified out of other comprehensive income and included in the same income statement account of the item being hedged.
The Corporation measures the effectiveness of its hedges, where applicable, at inception and each quarter on an ongoing basis. For a fair value hedge, the difference between the cumulative change in the fair value of the hedge instrument attributable to the risk being hedged versus the cumulative fair value change of the hedged item attributable to the risk being hedged is considered to be the “ineffective” portion, which is recorded as an increase or decrease in the related income statement classification of the item being hedged (i.e. net interest income). Ineffective portions of the changes in the fair value of cash flow hedges are recognized immediately in interest expense.
For the first half of 2006, the Corporation recognized combined ineffectiveness of $1.2 million (which reduced net interest income), relating to the Corporation’s fair value hedges of long-term, fixed-rate commercial loans and a long-term, fixed-rate subordinated debenture. No components of the derivatives change in fair value were excluded from the assessment of hedge effectiveness. Prior to March 31, 2006, the Corporation had been using the short cut method of assessing hedge effectiveness for a fair value hedge with $175 million notional balance hedging a long-term fixed-rate subordinated debenture. Effective March 31, 2006, the Corporation de-designated the hedging relationship under the short cut method and re-designated the hedging relationship under a long-haul method utilizing the same instruments. As a result, $1.1 million of the $1.2 million ineffectiveness recorded for the first half of 2006 was related to this hedging relationship.
The table below identifies the Corporation’s derivative instruments, excluding mortgage derivatives, at June 30, 2006, as well as which instruments received hedge accounting treatment. Included in the table below for June 30, 2006, were customer interest rate swaps and interest rate caps for which the Corporation has mirror swaps and caps. The fair value of these customer swaps and caps and of the mirror swaps and caps is recorded in earnings and the net impact for the first half of 2006 and 2005 was immaterial.

	Notional	Estimated Fair	Weighted Average
	Amount	Market Value	Receive Rate	Pay Rate	Maturity
June 30, 2006	($ in Thousands)
Swaps–receive fixed / pay variable (1)	$175,000	$(4,867)	7.63%	6.34%	316 months
Swaps–receive variable / pay fixed (2)	243,164	8,197	7.19%	6.55%	60 months
Interest rate cap (3)	200,000	49	Strike 4.72%	—	2 months
Customer and mirror swaps (4)	359,471	—	5.00%	5.00%	73 months
Customer and mirror caps (4)	22,327	—	—	—	38 months

(1)	Fair value hedge accounting is applied on $175 million notional, which hedges a long-term, fixed-rate subordinated debenture.

(2)	Fair value hedge accounting is applied on $243 million notional, which hedges long-term, fixed-rate commercial loans.

(3)	Hedge accounting is not applied on $200 million notional, which caps interest paid on long-term funding.

(4)	Hedge accounting is not applied on $382 million notional of interest rate swaps and caps entered into with our customers, whose value changes are offset by mirror swaps and caps entered into with third parties.
For the mortgage derivatives, which are not included in the table above and are not accounted for as hedges, changes in the fair value are recorded to mortgage banking income. The fair value of the mortgage derivatives at June 30, 2006, was a net loss of $0.8 million, comprised of the net loss on commitments to fund approximately $164 million of loans to individual borrowers and the net gain on commitments to sell approximately $194 million of loans to various investors.
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
Commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are defined as derivatives and are therefore required to be recorded on the consolidated balance sheet at fair value. The Corporation’s derivative and hedging activity is further summarized in Note 10. The following is a summary of lending-related commitments.

	June 30,
	2006	2005
	($ in Thousands)
Commitments to extend credit, excluding commitments to originate mortgage loans(1)	$5,674,290	$4,589,565
Commercial letters of credit (1)	23,292	26,937
Standby letters of credit (2)	618,993	437,368

(1)	These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and thus are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and is not material at June 30, 2006 or 2005.

(2)	The Corporation has established a liability of $5.4 million and $4.4 million at June 30, 2006 and 2005, respectively, as an estimate of the fair value of these financial instruments.
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
Residential mortgage loans sold to others are sold on a nonrecourse basis, though one acquired thrift (prior to its acquisition by the Corporation in October 2004) retained the credit risk on the underlying loans it sold to the FHLB, in exchange for a monthly credit enhancement fee. At June 30, 2006 and 2005, there were $1.9 billion and $2.3 billion, respectively, of such loans being serviced with credit risk recourse, upon which there have been negligible historical losses.

NOTE 12: Retirement Plans
The Corporation has a noncontributory defined benefit retirement plan (“the Associated Plan”) covering substantially all full-time employees. The benefits are based primarily on years of service and the employee’s compensation paid. The Corporation assumed a pension plan in connection with its acquisition of a thrift in October 2004, which was then frozen on December 31, 2004, and qualified participants in this plan became eligible to participate in the Associated Plan as of January 1, 2005. The net periodic benefit cost of the retirement plans combined is as follows.

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Components of Net Periodic Benefit Cost	($ in Thousands)
Service cost	$2,525	$2,241	$5,050	$4,481
Interest cost	1,350	1,336	2,700	2,672
Expected return on plan assets	(2,264)	(2,016)	(4,528)	(4,031)
Amortization of:
Transition asset	(23)	(81)	(45)	(162)
Prior service cost	13	18	25	37
Actuarial loss	274	220	548	440

Total net periodic benefit cost	$1,875	$1,718	$3,750	$3,437

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
The wealth management segment provides a variety of fiduciary, investment management, advisory, and Corporate agency products and services to assist customers in building, investing, or protecting their wealth, including insurance, brokerage, and trust/asset management. The other segment includes intersegment eliminations and residual revenues and expenses, representing the difference between actual amounts incurred and the amounts allocated to operating segments.

Selected segment information is presented below.

		Wealth		Consolidated
	Banking	Management	Other	Total
	($ in Thousands)
As of and for the six months ended June 30, 2006
Net interest income	$334,998	$270	$—	$335,268
Provision for loan losses	8,151	—	—	8,151
Noninterest income	109,052	50,638	(1,582)	158,108
Depreciation and amortization	26,034	997	—	27,031
Other noninterest expense	198,449	34,360	(1,582)	231,227
Income taxes	55,491	6,220	—	61,711

Net income	$155,925	$9,331	$—	$165,256

Percent of consolidated net income	94%	6%	—	100%

Total assets	$21,066,389	$95,275	$(33,310)	$21,128,354

Percent of consolidated total assets	100%	—	—	100%

Total revenues *	$444,050	$50,908	$(1,582)	$493,376
Percent of consolidated total revenues*	90%	10%	—	100%

As of and for the six months ended June 30, 2005
Net interest income	$332,391	$191	$—	$332,582
Provision for loan losses	5,998	—	—	5,998
Noninterest income	96,771	48,273	(248)	144,796
Depreciation and amortization	25,629	1,194	—	26,823
Other noninterest expense	191,844	30,876	(248)	222,472
Income taxes	64,042	6,558	—	70,600

Net income	$141,649	$9,836	$—	$151,485

Percent of consolidated net income	94%	6%	—	100%

Total assets	$20,691,764	$86,523	$(24,573)	$20,753,714

Percent of consolidated total assets	100%	—	—	100%

Total revenues *	$417,443	$48,464	$(248)	$465,659
Percent of consolidated total revenues*	90%	10%	—	100%

*	Total revenues for this segment disclosure are defined to be the sum of net interest income plus noninterest income, net of mortgage servicing rights amortization.

		Wealth		Consolidated
	Banking	Management	Other	Total
	($ in Thousands)
As of and for the three months ended June 30, 2006
Net interest income	$168,258	$141	$—	$168,399
Provision for loan losses	3,686	—	—	3,686
Noninterest income	57,116	25,930	(791)	82,255
Depreciation and amortization	12,811	466	—	13,277
Other noninterest expense	99,488	17,733	(791)	116,430
Income taxes	30,563	3,149	—	33,712

Net income	$78,826	$4,723	$—	$83,549

Percent of consolidated net income	94%	6%	—	100%

Total assets	$21,066,389	$95,275	$(33,310)	$21,128,354

Percent of consolidated total assets	100%	—	—	100%

Total revenues *	$225,374	$26,071	$(791)	$250,654
Percent of consolidated total revenues*	90%	10%	—	100%

As of and for the three months ended June 30, 2005
Net interest income	$166,595	$79	$—	$166,674
Provision for loan losses	3,671	—	—	3,671
Noninterest income	42,918	24,758	(132)	67,544
Depreciation and amortization	13,140	552	—	13,692
Other noninterest expense	92,884	15,730	(132)	108,482
Income taxes	30,936	3,422	—	34,358

Net income	$68,882	$5,133	$—	$74,015

Percent of consolidated net income	93%	7%	—	100%

Total assets	$20,691,764	$86,523	$(24,573)	$20,753,714

Percent of consolidated total assets	100%	—	—	100%

Total revenues *	$203,673	$24,837	$(132)	$228,378
Percent of consolidated total revenues*	89%	11%	—	100%

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
The following discussion refers to the Corporation’s business combination activity that may impact the comparability of certain financial data (see also Note 6, “Business Combinations,” of the notes to consolidated financial statements). In particular, consolidated financial results for the first half of 2005 reflect no contribution from its October 3, 2005 purchase acquisition of State Financial, which at acquisition was a $2 billion financial services company.
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
Mortgage Servicing Rights Valuation: The fair value of the Corporation’s mortgage servicing rights asset is important to the presentation of the consolidated financial statements since the mortgage servicing rights are carried on the consolidated balance sheet at the lower of amortized cost or estimated fair value. Mortgage servicing rights do not trade in an active open market with readily observable prices. As such, like other participants in the mortgage banking business, the Corporation relies on an internal discounted cash flow model to estimate the fair value of its mortgage servicing rights. The use of an internal discounted cash flow model involves judgment, particularly of estimated prepayment speeds of underlying mortgages serviced and the overall level of interest rates. Loan type and note rate are the predominant risk characteristics of the underlying loans used to stratify capitalized mortgage servicing rights for purposes of measuring impairment. The Corporation periodically reviews the assumptions underlying the valuation of mortgage servicing rights. In addition, the Corporation consults periodically with third parties as to the assumptions used and to determine that the resultant valuation is within the context of the market. While the Corporation believes that the values produced by its internal model are indicative of the fair value of its mortgage servicing rights portfolio, these values can change significantly depending upon key factors, such as the then current interest rate environment, estimated prepayment speeds of the underlying mortgages serviced, and other economic conditions. To better understand the sensitivity of the impact on prepayment speeds to changes in interest rates, if mortgage interest rates moved up 50 basis points (“bp”) at June 30, 2006 (holding all other factors unchanged), it is anticipated that prepayment speeds would have slowed and the modeled estimated value of mortgage servicing rights could have been $0.8 million higher than that determined at June 30, 2006 (leading to more valuation allowance reversal and an increase in mortgage banking income). Conversely, if mortgage interest rates moved down 50 bp, prepayment speeds would have likely increased and the modeled estimated value of mortgage servicing rights could have been $1.3 million lower (leading to adding more valuation allowance and a decrease in mortgage banking income). The proceeds that might be received should the Corporation actually consider a sale of some or all of the mortgage servicing rights portfolio could differ from the amounts reported at any point in time. The Corporation believes the mortgage servicing rights asset is properly recorded in the consolidated financial statements. See Note 8, “Goodwill and Other Intangible Assets,” of the notes to consolidated financial statements and section “Noninterest Income.”

Derivative Financial Instruments and Hedge Accounting: In various aspects of its business, the Corporation uses derivative financial instruments to modify exposures to changes in interest rates and market prices for other financial instruments. Derivative instruments are required to be carried at fair value on the balance sheet with changes in the fair value recorded directly in earnings. To qualify for and maintain hedge accounting, the Corporation must meet formal documentation and effectiveness evaluation requirements both at the hedge’s inception and on an ongoing basis. The application of the hedge accounting policy requires strict adherence to documentation and effectiveness testing requirements, judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings, and measurement of changes in the fair value of hedged items. If in the future derivative financial instruments used by the Corporation no longer qualify for hedge accounting, the impact on the consolidated results of operations and reported earnings could be significant. When hedge accounting is discontinued, the Corporation would continue to carry the derivative on the balance sheet at its fair value; however, for a cash flow derivative changes in its fair value would be recorded in earnings instead of through other comprehensive income, and for a fair value derivative the changes in fair value of the hedged asset or liability would no longer be recorded through earnings. Effective in the second quarter of 2005, certain interest rate swaps and an interest rate cap lost hedge accounting treatment as determined by the Corporation, and a $6.7 million net loss was recorded in other income for the quarter ended June 30, 2005, which after tax was a $4.0 million reduction to net income. Certain derivative instruments that lost hedge accounting in the second quarter of 2005 were subsequently terminated in the third quarter of 2005 at a net gain of $1.0 million recorded in other income. The Corporation continues to evaluate its future hedging strategies. See Note 10, “Derivatives and Hedging Activities,” of the notes to consolidated financial statements.
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
Segment Review
As described in Note 13, “Segment Reporting,” of the notes to consolidated financial statements, the Corporation’s primary reportable segment is banking. Banking consists of lending and deposit gathering (as well as other banking-related products and services) to businesses, governments, and consumers and the support to deliver, fund, and manage such banking services. The Corporation’s wealth management segment provides a variety of fiduciary, investment management, advisory, and Corporate agency products and services to assist customers in building, investing, or protecting their wealth, including insurance, brokerage, and trust/asset management.
Note 13, “Segment Reporting,” of the notes to consolidated financial statements, indicates that the banking segment represents 90% of total revenues for the first half of 2006, as defined in the Note. The Corporation’s profitability is predominantly dependent on net interest income, noninterest income, the level of the provision for loan losses, noninterest expense, and taxes of its banking segment. The consolidated discussion therefore predominantly describes the banking segment results. The critical accounting policies primarily affect the banking segment, with the exception of income tax accounting, which affects both the banking and wealth management segments (see section “Critical Accounting Policies”).
The contribution from the wealth management segment compared to consolidated net income and total revenues (as defined and disclosed in Note 13, “Segment Reporting,” of the notes to consolidated financial statements) was approximately 6% and 10%, respectively for both comparable six-month periods in 2006 and 2005. Wealth management segment revenues were up $2 million (5%) and expenses were up $3 million (10%) between the first half of 2006 and the first half of 2005. Wealth segment assets (which consist predominantly of cash equivalents, investments, customer receivables, goodwill and intangibles) were up $9 million (10%) between June 30, 2006 and June 30, 2005. The major components of wealth management revenues are trust fees, insurance fees and commissions, and brokerage commissions, which are individually discussed in section “Noninterest Income.” The major expenses for the wealth management segment are personnel expense (71% of total segment noninterest expense for both year-to-date 2006 and the comparable period in 2005), as well as occupancy, processing, and other costs, which are covered generally in the consolidated discussion in section “Noninterest Expense.” See also Note 8, “Goodwill and Other Intangible Assets,” of the notes to consolidated financial statements for additional disclosure related to goodwill and other intangible assets assigned to the wealth management segment.
Results of Operations – Summary
TABLE 1
Summary Results of Operations: Trends
($ in Thousands, except per share data)

	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.
	2006	2006	2005	2005	2005

Net income (Quarter)	$83,549	$81,707	$87,641	$81,035	$74,015
Net income (Year-to-date)	165,256	81,707	320,161	232,520	151,485

Earnings per share – basic (Quarter)	$0.63	$0.60	$0.65	$0.63	$0.57
Earnings per share – basic (Year-to-date)	1.24	0.60	2.45	1.80	1.17

Earnings per share – diluted (Quarter)	$0.63	$0.60	$0.64	$0.63	$0.57
Earnings per share – diluted (Year-to-date)	1.23	0.60	2.43	1.79	1.16

Return on average assets (Quarter)	1.58%	1.52%	1.58%	1.56%	1.44%
Return on average assets (Year-to-date)	1.55	1.52	1.53	1.51	1.49

Return on average equity (Quarter)	14.86%	14.16%	14.99%	15.85%	14.62%
Return on average equity (Year-to-date)	14.51	14.16	15.24	15.33	15.07

Return on tangible average equity (Quarter) (1)	25.18%	23.48%	22.70%	24.55%	22.65%
Return on tangible average equity (Year-to-date) (1)	24.31	23.48	23.47	23.78	23.38

Efficiency ratio (Quarter) (2)	49.82%	51.00%	48.38%	47.90%	50.03%
Efficiency ratio (Year-to-date) (2)	50.40	51.00	48.99	49.20	49.88

Net interest margin (Quarter)	3.59%	3.48%	3.59%	3.56%	3.63%
Net interest margin (Year-to-date)	3.53	3.48	3.64	3.62	3.65

(1)	Return on tangible average equity = Net income divided by average equity excluding average goodwill and other intangible assets. This is a non-GAAP financial measure.

(2)	Efficiency ratio = Noninterest expense divided by sum of taxable equivalent net interest income plus noninterest income, excluding investment securities gains (losses), net, and asset sales gains (losses), net.
Net income for the six months ended June 30, 2006 totaled $165.3 million, or $1.24 and $1.23 for basic and diluted earnings per share, respectively. Comparatively, net income for the six months ended June 30, 2005 was $151.5 million, or $1.17 and $1.16 for basic and diluted earnings per share, respectively. Year-to-date 2006 results generated an annualized return on average assets of 1.55% and an annualized return on average equity of 14.51%, compared to 1.49% and 15.07%, respectively, for the comparable period in 2005. The net interest margin for the first six months of 2006 was 3.53% compared to 3.65% for the first six months of 2005.
Net Interest Income and Net Interest Margin
Net interest income on a taxable equivalent basis for the six months ended June 30, 2006, was $348 million, an increase of $3.5 million (1.0%) over the comparable period last year. As indicated in Tables 2 and 3, the $3.5 million increase in taxable equivalent net interest income was attributable principally to favorable volume variances (with balance sheet changes from the State Financial acquisition, organic growth and corporate initiatives adding $17.6 million to taxable equivalent net interest income), mitigated by unfavorable rate variances (as the impact of changes in the interest rate environment and product pricing reduced taxable equivalent net interest income by $14.1 million).
The net interest margin for the first six months of 2006 was 3.53%, down 12 basis points from 3.65% for the comparable period in 2005. This comparable period decrease was a function of a 28 bp decrease in interest rate spread (the net of a 124 bp increase in the cost of interest-bearing liabilities and a 96 bp increase in the yield on earning assets) offset in part by 16 bp higher contribution from net free funds (attributable largely to the higher interest rate environment in 2006 which increased the value of noninterest-bearing demand deposits, a principal component of net free funds).

The Federal Reserve raised interest rates by 300 bp since the beginning of 2005, resulting in an average Federal funds rate of 4.66% for the first half of 2006, 198 bp higher than the average during the first half of 2005. The prolonged flattening of the yield curve (i.e., rising short-term interest rates without commensurate increases to longer-term rates), together with competitive pricing on both loans and deposits put downward pressure on the margin.
The yield on earning assets was 6.56% for year-to-date 2006, 96 bp higher than the comparable six-month period last year. The average loan yield was up 110 bp to 7.00%, attributable to the repricing of variable rate loans in the higher interest rate environment, as well as higher, though competitive, pricing on new and refinanced loans. The average yield on investments and other earning assets increased 22 bp to 4.96%, favorably impacted by the sale of $0.7 billion of targeted low-yielding investment securities in March 2006. See Note 7, “Investment Securities,” of the notes to consolidated financial statements and section “Balance Sheet” for additional information.
The cost of interest-bearing liabilities was 3.51% for year-to-date 2006, up 124 bp compared to the same period in 2005, principally reflecting the rising rate environment. The average cost of interest-bearing deposits was 2.98%, 112 bp higher than year-to-date 2005. The cost of wholesale funding (comprised of short-term borrowings and long-term funding) was 4.53%, up 157 bp from year-to-date 2005. Short-term borrowings were the most directly impacted by the higher interest rates between comparable periods, increasing 186 bp to 4.60%, while long-term funding rose 131 bp to 4.45%.
Average earning assets of $19.6 billion, were up $0.8 billion (4.2%) over the comparable six-month period last year, with the State Financial acquisition and organic growth adding to earning assets, while corporate initiatives reduced the level of investments. On average, loans increased $1.4 billion (9.9%), with State Financial adding $1.0 billion of loans at acquisition. The overall growth in average loans was comprised of increases in commercial loans (up $1.2 billion) and retail loans (up $0.2 billion), as residential mortgages were essentially level. Average investments decreased by $0.6 billion. The decrease was the net result of $0.3 billion added from State Financial and a $0.9 billion reduction from net maturities and sales in conjunction with the corporate initiative whereby cash flows from maturing or sold investments beginning in the fourth quarter 2005 were not reinvested, but used to reduce the wholesale borrowings and repurchase stock.
Interest-bearing liabilities increased, on average, by $0.8 billion (4.9%) over the comparable period in 2005, supporting the growth in earning assets. Average interest-bearing deposits were higher by $1.2 billion and net free funds (largely noninterest-bearing demand deposits) were relatively unchanged, with State Financial adding deposits of $1.0 billion at consummation. Average wholesale funding balances were lower between the six-month periods by $0.4 billion as a result of the wholesale funding reduction strategy cited above. Long-term funding was reduced by $0.5 billion, while short-term borrowings increased by $0.1 billion. As a percentage of total average interest-bearing liabilities, wholesale funding declined to 34% for the first half of 2006 compared to 38% for the same period in 2005.

TABLE 2
Net Interest Income Analysis-Taxable Equivalent Basis
($ in Thousands)

	Six Months ended June 30, 2006			Six Months ended June 30, 2005
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

Earning assets:
Loans: (1) (2) (3) (4)
Commercial	$9,515,862	$342,716	7.17%	$8,328,884	$241,201	5.76%
Residential mortgage	2,844,536	81,658	5.75	2,857,510	79,361	5.56
Retail	3,061,917	116,414	7.63	2,844,834	94,025	6.64

Total loans	15,422,315	540,788	7.00	14,031,228	414,587	5.90
Investments and other (1)	4,202,640	104,222	4.96	4,805,953	113,900	4.74

Total earning assets	19,624,955	645,010	6.56	18,837,181	528,487	5.60
Other assets, net	1,942,754			1,684,349

Total assets	$21,567,709			$20,521,530

Interest-bearing liabilities:
Interest-bearing deposits:
Savings deposits	$1,059,838	$1,923	0.37%	$1,126,486	$2,053	0.37%
Interest-bearing demand deposits	2,264,235	19,378	1.73	2,475,344	13,423	1.09
Money market deposits	2,988,491	49,648	3.35	2,111,396	16,682	1.59
Time deposits, excluding Brokered CDs	4,381,112	82,569	3.80	4,038,479	56,151	2.80

Total interest-bearing deposits, excluding Brokered CDs	10,693,676	153,518	2.89	9,751,705	88,309	1.83
Brokered CDs	526,534	12,436	4.76	301,901	4,211	2.81

Total interest-bearing deposits	11,220,210	165,954	2.98	10,053,606	92,520	1.86
Wholesale funding	5,739,755	130,618	4.53	6,119,944	90,989	2.96

Total interest-bearing liabilities	16,959,965	296,572	3.51	16,173,550	183,509	2.27

Noninterest-bearing demand deposits	2,207,579			2,159,974
Other liabilities	103,163			160,391
Stockholders’ equity	2,297,002			2,027,615

Total liabilities and equity	$21,567,709			$20,521,530

Interest rate spread			3.05%			3.33%
Net free funds			0.48			0.32

Taxable equivalent net interest income and net interest margin		$348,438	3.53%		$344,978	3.65%

Taxable equivalent adjustment		13,170			12,396

Net interest income		$335,268			$332,582

(1)	The yield on tax exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented.

(2)	Nonaccrual loans and loans held for sale are included in the average balances.

(3)	Interest income includes net loan fees.

(4)	Commercial includes commercial, financial, and agricultural, real estate construction, commercial real estate, and lease financing; residential mortgage includes residential mortgage first liens; and retail includes home equity lines, residential mortgage junior liens, and installment loans (such as educational and other consumer loans).

TABLE 2 (continued)
Net Interest Income Analysis-Taxable Equivalent Basis
($ in Thousands)

	Three Months ended June 30, 2006			Three Months ended June 30, 2005
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

Earning assets:
Loans: (1) (2) (3) (4)
Commercial	$9,605,422	$178,429	7.35%	$8,391,627	$125,299	5.91%
Residential mortgage	2,811,824	40,712	5.79	2,877,900	39,942	5.55
Retail	3,098,543	60,064	7.76	2,814,719	48,648	6.92

Total loans	15,515,789	279,205	7.15	14,084,246	213,889	6.04
Investments and other (1)	3,826,839	48,595	5.08	4,832,675	57,228	4.74

Total earning assets	19,342,628	327,800	6.74	18,916,921	271,117	5.71
Other assets, net	1,924,164			1,657,849

Total assets	$21,266,792			$20,574,770

Interest-bearing liabilities:
Interest-bearing deposits:
Savings deposits	$1,054,523	$980	0.37%	$1,133,629	$1,041	0.37%
Interest-bearing demand deposits	2,145,715	8,986	1.68	2,349,997	6,677	1.14
Money market deposits	3,174,513	28,296	3.58	2,106,829	9,287	1.77
Time deposits, excluding Brokered CDs	4,411,156	43,121	3.92	4,005,390	28,903	2.89

Total interest-bearing deposits, excluding Brokered CDs	10,785,907	81,383	3.03	9,595,845	45,908	1.92
Brokered CDs	540,746	6,693	4.96	285,456	2,179	3.06

Total interest-bearing deposits	11,326,653	88,076	3.12	9,881,301	48,087	1.95
Wholesale funding	5,391,108	64,822	4.76	6,326,418	50,182	3.14

Total interest-bearing liabilities	16,717,761	152,898	3.65	16,207,719	98,269	2.42

Noninterest-bearing demand deposits	2,208,072			2,188,418
Other liabilities	86,026			147,704
Stockholders’ equity	2,254,933			2,030,929

Total liabilities and equity	$21,266,792			$20,574,770

Interest rate spread			3.09%			3.29%
Net free funds			0.50			0.34

Taxable equivalent net interest income and net interest margin		$174,902	3.59%		$172,848	3.63%

Taxable equivalent adjustment		6,503			6,174

Net interest income		$168,399			$166,674

TABLE 3
Volume / Rate Variance – Taxable Equivalent Basis
($ in Thousands)

	Comparison of			Comparison of
	Six months ended June 30, 2006 versus 2005			Three months ended June 30, 2006 versus 2005
		Variance Attributable to			Variance Attributable to
	Income/Expense			Income/Expense
	Variance (1)	Volume	Rate	Variance (1)	Volume	Rate

INTEREST INCOME: (2)
Loans:
Commercial	$101,515	$37,691	$63,824	$53,130	$19,867	$33,263
Residential mortgage	2,297	(362)	2,659	770	(931)	1,701
Retail	22,389	7,115	15,274	11,416	5,050	6,366

Total loans	126,201	44,444	81,757	65,316	23,986	41,330
Investments and other	(9,678)	(15,360)	5,682	(8,633)	(12,920)	4,287

Total interest income	$116,523	$29,084	$87,439	$56,683	$11,066	$45,617

INTEREST EXPENSE:
Interest-bearing deposits:
Savings deposits	$(130)	$(121)	$(9)	$(61)	$(74)	$13
Interest-bearing demand deposits	5,955	(1,230)	7,185	2,309	(623)	2,932
Money market deposits	32,966	9,021	23,945	19,009	6,301	12,708
Time deposits, excluding brokered CDs	26,418	5,090	21,328	14,218	3,159	11,059

Interest-bearing deposits, excluding brokered CDs	65,209	12,760	52,449	35,475	8,763	26,712
Brokered CDs	8,225	4,258	3,967	4,514	2,663	1,851

Total interest-bearing deposits	73,434	17,018	56,416	39,989	11,426	28,563
Wholesale funding	39,629	(5,542)	45,171	14,640	(7,840)	22,480

Total interest expense	113,063	11,476	101,587	54,629	3,586	51,043

Net interest income, taxable equivalent	$3,460	$17,608	$(14,148)	$2,054	$7,480	$(5,426)

(1)	The change in interest due to both rate and volume has been allocated proportionately to volume variance and rate variance based on the relationship of the absolute dollar change in each.

(2)	The yield on tax-exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented.

Provision for Loan Losses
At June 30, 2006, the allowance for loan losses was $203.4 million, unchanged from December 31, 2005, and up from $190.0 million at June 30, 2005. The provision for loan losses for the first six months of 2006 was $8.2 million, compared to $6.0 million for the same period in 2005. Net charge offs were $8.1 million and $5.7 million for the six months ended June 30, 2006 and 2005, respectively. Annualized net charge offs as a percent of average loans for year-to-date 2006 were 0.11%, compared to 0.09% for the full year 2005 and 0.08% for the comparable year-to-date period in 2005. The ratio of the allowance for loan losses to total loans was 1.32%, down from 1.34% at December 31, 2005, and 1.35% at June 30, 2005. Nonperforming loans at June 30, 2006, were $103.0 million, compared to $98.6 million at December 31, 2005, and $112.5 million at June 30, 2005. See Table 8.
The provision for loan losses is predominantly a function of the methodology and other qualitative and quantitative factors used to determine the adequacy of the allowance for loan losses which focuses on changes in the size and character of the loan portfolio, changes in levels of impaired and other nonperforming loans, historical losses and delinquencies on each portfolio category, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other factors which could affect potential credit losses. See additional discussion under sections “Allowance for Loan Losses” and “Nonperforming Loans and Other Real Estate Owned.”
Noninterest Income
For the six months ended June 30, 2006, noninterest income was $148.0 million, up $14.9 million or 11.2% compared to $133.1 million for year-to-date 2005. The first six months of 2005 carry no financial results from the October 2005 State Financial acquisition. See also Table 11 for detailed trends of selected quarterly information.
TABLE 4
Noninterest Income
($ in Thousands)

	2nd Qtr.	2nd Qtr.	Dollar	Percent	YTD	YTD	Dollar	Percent
	2006	2005	Change	Change	2006	2005	Change	Change

Trust service fees	$9,307	$8,967	$340	3.8%	$18,204	$17,295	$909	5.3%
Service charges on deposit accounts	22,982	22,215	767	3.5	43,941	40,880	3,061	7.5
Mortgage banking income	8,977	10,715	(1,738)	(16.2)	17,034	22,479	(5,445)	(24.2)
Mortgage servicing rights expense	3,148	8,339	(5,191)	(62.2)	6,801	10,219	(3,418)	(33.4)

Mortgage banking, net	5,829	2,376	3,453	145.3	10,233	12,260	(2,027)	(16.5)
Card-based & other nondeposit fees	11,047	8,790	2,257	25.7	20,933	17,901	3,032	16.9
Retail commissions	16,365	15,370	995	6.5	31,843	30,075	1,768	5.9
Bank owned life insurance (“BOLI”) income	3,592	2,311	1,281	55.4	6,663	4,479	2,184	48.8
Other	6,194	(355)	6,549	N/M	12,046	8,459	3,587	42.4

Subtotal (“fee income”)	75,316	59,674	15,642	26.2	143,863	131,349	12,514	9.5
Asset sale gains, net	354	539	(185)	N/M	124	237	(113)	N/M
Investment securities gains, net	1,538	1,491	47	N/M	3,994	1,491	2,503	N/M

Total noninterest income	$77,208	$61,704	$15,504	25.1%	$147,981	$133,077	$14,904	11.2%

N/M – Not meaningful.
Trust service fees were $18.2 million, up $0.9 million (5.3%) between comparable six-month periods. The change was primarily the result of an improved stock market, starting late in 2005. The market value of assets under management were $5.22 billion and $4.75 billion at June 30, 2006 and 2005, respectively.
Service charges on deposit accounts were $43.9 million, up $3.1 million (7.5%) over the comparable six-month period last year. The increase was primarily a function of higher volumes associated with the increased deposit account base, including fees on nonsufficient funds up $2.8 million (10.5%) and service charges on personal accounts up $0.5 million (8.4%).
Net mortgage banking income was $10.2 million for the first half of 2006, down $2.0 million (16.5%) from the first half of 2005. The net decrease was a result of lower mortgage banking revenues (down $5.4 million, with servicing fees down $2.3 million and net gains on sales and other fees down $3.1 million), offset partly by lower mortgage servicing rights (MSR) expense (favorable by $3.4 million). Servicing fees are affected by the residential mortgage portfolio serviced for others, which was down 15% on average from the first half of 2005, due principally to the Corporation’s sale of approximately $1.5 billion of its servicing portfolio at a $5.3 million gain recorded late in the fourth quarter of 2005. Net gains on sales and other fees were affected by secondary mortgage production, which was $0.6 billion for the first half of 2006 (down 16% versus the comparable period last year).
MSR expense is affected primarily by changes in estimated prepayment speeds and related movements in the estimated fair value of the MSR asset. As mortgage interest rates rise, prepayment speeds are usually slower and the value of the MSR asset generally increases, requiring less valuation reserve. MSR expense for the six months ended June 30, 2006, was $3.4 million lower than the comparable period in 2005, with $1.6 million lower base amortization on the MSR asset and $1.8 million more valuation reserve recovery (i.e. a $3.3 million valuation recovery in the first half of 2006 compared to a $1.5 million valuation recovery in the first half of 2005). At June 30, 2006, the net MSR asset was $69.3 million, representing 85 basis points of the $8.13 billion mortgage portfolio serviced for others, compared to a net MSR asset of $74.1 million, representing 78 basis points of the $9.48 billion servicing portfolio at June 30, 2005. The valuation of the mortgage servicing rights asset is considered a critical accounting policy. See section “Critical Accounting Policies,” as well as Note 8, “Goodwill and Other Intangible Assets,” of the notes to consolidated financial statements for additional disclosure.
Card-based and other nondeposit fees were $20.9 million, up $3.0 million (16.9%) over the first half of 2005, aided by the inclusion of State Financial accounts, increases in card-related inclearing and other fees, and improved collection of ancillary loan fees. Retail commissions (which include commissions from insurance and brokerage product sales) were $31.8 million for the first six months of 2006, up $1.8 million (5.9%) compared to the first six months of 2005, attributable to increased sales. Insurance commissions of $23.3 million were up $1.2 million (5.4%), fixed annuity commissions of $4.1 million were up $0.4 million (11.6%) and brokerage (including variable annuities) of $4.4 million was up $0.2 million, compared to the first half of 2005.
BOLI income was $6.7 million, up $2.2 million (48.8%) from the first half of 2005, a direct result of additional BOLI balances between the periods and the 2006 upward repricing of a large investment of BOLI. Other income was $12.0 million for the first half of 2006, up $3.6 million over first half of 2005, with $2.2 million of the change due to non-recurring items in 2005 and the remaining increase resulted from higher miscellaneous fees (such as check charge income and safe deposit box revenues). Other income for the first half of 2005 included a $6.7 million net loss on derivatives no longer accounted for as hedges (see also section “Critical Accounting Policies”), offset partly by a $4.5 million non-recurring gain from the dissolution of stock in a regional ATM network.
For the first six months of 2006, net investment securities gains were $4.0 million. Gains on equity securities sales of $19.8 million were offset by losses of $15.8 million predominantly from the March 2006 sale of $0.7 billion of investments as part of the Corporation’s initiative to reduce wholesale borrowings. Net investment securities gains of $1.5 million for the first half of 2005 included gains of $1.7 million on the sale of common stock holdings and losses of $0.2 million on the sale of mortgage-related securities.

Noninterest Expense
Noninterest expense was $248.1 million for the first half of 2006, up $10.6 million (4.4%) over the comparable period last year. The first six months of 2005 carry no financial results from the October 2005 State Financial acquisition. Personnel costs were up $3.9 million (2.8%), while collectively all other noninterest expenses were up $6.7 million (6.8%), between the comparable six-month periods. See also Table 11 for detailed trends of selected quarterly information.
Included in personnel expense for the first six months of 2006 was $0.5 million of compensation expense related to unvested options, due to the Corporation’s required adoption of SFAS 123R effective January 1, 2006. See Note 3, “New Accounting Pronouncements,” and Note 5, “Stock-Based Compensation,” of the notes to consolidated financial statements for additional disclosure. The Corporation had anticipated that the expense recorded would not be significant for 2006 given that the expense would be based on the unvested options granted in 2003 and 2004, with no expense from the options granted in 2005 (as these options were fully vested by year-end 2005), and no significant option grants are expected to be made in 2006.
TABLE 5
Noninterest Expense
($ in Thousands)

	2nd Qtr.	2nd Qtr.	Dollar	Percent	YTD	YTD	Dollar	Percent
	2006	2005	Change	Change	2006	2005	Change	Change

Personnel expense	$74,492	$66,934	$7,558	11.3%	$143,795	$139,919	$3,876	2.8%
Occupancy	10,654	9,374	1,280	13.7	22,412	19,262	3,150	16.4
Equipment	4,223	4,214	9	0.2	8,811	8,232	579	7.0
Data processing	7,099	6,728	371	5.5	14,347	13,021	1,326	10.2
Business development & advertising	4,101	4,153	(52)	(1.3)	8,350	8,092	258	3.2
Stationery and supplies	1,784	1,644	140	8.5	3,558	3,488	70	2.0
Other intangible amortization expense	2,281	2,292	(11)	(0.5)	4,624	4,286	338	7.9
Legal and professional	3,085	2,896	189	6.5	5,836	5,383	453	8.4
Postage	1,885	1,627	258	15.9	3,712	3,359	353	10.5
Other	15,056	16,472	(1,416)	(8.6)	32,686	32,534	152	0.5

Total noninterest expense	$124,660	$116,334	$8,326	7.2%	$248,131	$237,576	$10,555	4.4%

Personnel expense (including salary-related expenses and fringe benefit expenses) was $143.8 million for first six months of 2006, up $3.9 million (2.8%) over the first six months of 2005. Average full-time equivalent employees were 5,130 for the first half of 2006, up 119 or 2.4% from the first half of 2005, with State Financial adding 348 at acquisition. Salary-related expenses were up $1.3 million (1.2%). The increase was the result of higher salaries (up $4.3 million or 5.2%) from the larger employee base and merit increases between the years, largely offset by lower overtime and severance costs (down $1.1 million combined), as well as lower incentives and commission-based pay (down $1.9 million combined). Fringe benefits expenses were up $2.6 million (7.8%) over the comparable 2005 period, in response to the larger salary base and higher premium-based benefits (due to rising health care costs and increased claims experience), offset partly by reductions in other benefit plans (such as, profit sharing, pension, and 401k).
Occupancy expense of $22.4 million for the first half of 2006 was up $3.2 million, equipment expense of $8.8 million was up $0.6 million, data processing was up $1.3 million, and postage was up $0.4 million over the comparable period last year, in part due to the rise in the cost of underlying services (such as utilities, rent, property taxes and postage), as well as increased costs to support the larger operating base in terms of the number of branches, employees, and accounts serviced (such as higher depreciation, technology expenditures, third party processing and mailing costs).
Business development and advertising, and stationery and supplies were each up modestly between the comparable six-month periods, reflecting efforts to control selected discretionary expenses. Intangible amortization expense increased $0.3 million, primarily a function of amortizing intangible assets added from the 2005 acquisition. Legal and professional expenses were $5.8 million, up $0.5 million over the first half of 2005, predominantly from increased consultant costs, while other expense was up slightly ($0.2 million).

Income Taxes
Income tax expense for the first half of 2006 was $61.7 million compared to $70.6 million for the first half of 2005. The effective tax rate (income tax expense divided by income before taxes) was 27.2% and 31.8% for the comparable six-month periods of 2006 and 2005, respectively. The decline in the effective tax rate was primarily due to the first quarter 2006 resolution of certain multi-jurisdictional tax issues for certain years, which resulted in the reduction of previously recorded tax liabilities and reduced income tax expense in the first quarter of 2006, as well as a $4.2 million reduction of income tax expense during the second quarter of 2006 related to changes in exposure of uncertain tax positions. In addition, the Corporation entered into a confidential settlement agreement with the State of Wisconsin regarding its Nevada investment subsidiaries during the first quarter of 2006.
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
Balance Sheet
At June 30, 2006, total assets were $21.1 billion, an increase of $0.4 billion, or 1.8%, since June 30, 2005, impacted by the State Financial acquisition and the initiative announced in October 2005 to reduce wholesale funding and repurchase shares of common stock using cash flows from investment securities. The growth in assets was comprised principally of increases in loans (up $1.4 billion or 9.6%, including $1.0 billion from State Financial at consummation), net of the decline in investment securities (down $1.3 billion or 26.9%, including the targeted sale of $0.7 billion of investment securities in March 2006).
Commercial loans were $9.6 billion, up $1.1 billion or 13.6%, and represented 62% of total loans at June 30, 2006, compared to 60% at June 30, 2005. Retail loans grew $0.3 billion or 9.4% to represent 20% of total loans (unchanged from 20% of total loans at June 30, 2005), while residential mortgage loans decreased $58 million to represent 18% of total loans compared to 20% a year earlier. Due to the year-over-year decrease in investment securities, total loans grew to represent 73% of total assets at June 30, 2006, compared to 68% a year earlier.
At June 30, 2006, total deposits were $13.6 billion, up $1.5 billion or 12.8% over June 30, 2005 (including $1.0 billion added from State Financial at acquisition). Money market deposits grew $1.3 billion (63.9%) to represent 25% of total deposits at June 30, 2006 compared to 17% a year earlier and other time deposits increased $0.5 billion (12.6%), while interest-bearing demand deposits decreased $0.3 billion to represent 14% of total deposits at June 30, 2006, compared to 18% at June 30, 2005, reflecting, in part, customer behavior.
Short-term borrowings decreased $0.2 billion and long-term funding decreased $1.2 billion since June 30, 2005, including $0.3 billion of wholesale funding acquired with the State Financial acquisition. Since the initiative was announced in October 2005 to reduce wholesale funding by up to $2 billion, wholesale funding has been reduced by $1.6 billion (after adjusting for the State Financial acquisition), reducing the ratio of wholesale funding to total funding (defined as wholesale funding plus total deposits) from 34% at September 30, 2005, to 27% at June 30, 2006. Since June 30, 2005, the Corporation repurchased 5 million shares of its outstanding common stock under accelerated share repurchase agreements for approximately $166 million.
Since year-end 2005 total assets declined $1.0 billion or 4.4%, as the Corporation continued to execute its wholesale funding reduction strategy. Investments decreased $1.2 billion (from sales and maturities activity as noted above), while loans grew $0.2 billion (2.6% annualized), especially in commercial loans (up $0.2 billion). Total deposits of $13.6 million were relatively unchanged (up $73 million or 1.1% annualized) compared to December 31, 2005, reflecting an increase in interest-bearing deposits net of a decline in noninterest-bearing deposits, while wholesale funding declined by $1.0 billion (16.3%). Since year-end 2005, the Corporation repurchased 4 million shares of its outstanding common stock under an accelerated share repurchase agreement for approximately $136 million.

TABLE 6
Period End Loan Composition
($ in Thousands)

	June 30, 2006		March 31, 2006		December 31, 2005		September 30, 2005		June 30, 2005
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
	($ in Thousands)
Commercial, financial, and agricultural	$3,505,819	23%	$3,571,835	23%	$3,417,343	22%	$3,213,656	23%	$3,086,663	22%
Real estate construction	2,122,136	14	1,981,473	13	1,783,267	12	1,519,681	11	1,640,941	12
Commercial real estate	3,872,819	25	4,024,260	26	4,064,327	27	3,648,169	26	3,650,726	26
Lease financing	74,919	—	62,600	—	61,315	—	57,270	—	53,270	—

Commercial	9,575,693	62	9,640,168	62	9,326,252	61	8,438,776	60	8,431,600	60
Home equity (1)	2,151,858	14	2,121,601	14	2,025,055	13	1,878,436	13	1,806,236	13
Installment	945,123	6	957,877	6	1,003,938	7	1,024,356	7	1,025,621	7

Retail	3,096,981	20	3,079,478	20	3,028,993	20	2,902,792	20	2,831,857	20
Residential mortgage	2,732,956	18	2,819,541	18	2,851,219	19	2,765,569	20	2,791,049	20

Total loans	$15,405,630	100%	$15,539,187	100%	$15,206,464	100%	$14,107,137	100%	$14,054,506	100%

(1)	Home equity includes home equity lines and residential mortgage junior liens.
TABLE 7
Period End Deposit Composition
($ in Thousands)

	June 30, 2006		March 31, 2006		December 31, 2005		September 30, 2005		June 30, 2005
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
	($ in Thousands)
Noninterest-bearing demand	$2,276,463	17%	$2,319,075	17%	$2,504,926	18%	$2,256,774	19%	$2,250,482	19%
Savings	1,031,993	8	1,074,938	8	1,079,851	8	1,074,234	9	1,117,922	9
Interest-bearing demand	1,975,364	14	2,347,104	17	2,549,782	19	2,252,711	18	2,227,188	18
Money market	3,434,288	25	2,863,174	21	2,629,933	19	2,240,606	18	2,094,796	17
Brokered CDs	518,354	4	567,660	4	529,307	4	407,459	3	491,781	4
Other time	4,409,946	32	4,444,919	33	4,279,290	32	3,949,241	33	3,916,462	33

Total deposits	$13,646,408	100%	$13,616,870	100%	$13,573,089	100%	$12,181,025	100%	$12,098,631	100%

Total deposits, excluding Brokered CDs	$13,128,054	96%	$13,049,210	96%	$13,043,782	96%	$11,773,566	97%	$11,606,850	96%
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
As of June 30, 2006, the allowance for loan losses was $203.4 million compared to $190.0 million at June 30, 2005, and $203.4 million at December 31, 2005. The allowance for loan losses at June 30, 2006 increased $13.4 million since June 30, 2005 (including $13.3 million from State Financial at acquisition) and was relatively unchanged from December 31, 2005. At June 30, 2006, the allowance for loan losses to total loans was 1.32% and covered 197% of nonperforming loans, compared to 1.35% and 169%, respectively, at June 30, 2005, and 1.34% and 206%, respectively, at December 31, 2005. Table 8 provides additional information regarding activity in the allowance for loan losses and nonperforming assets.
Gross charge offs were $13.5 million for the six months ended June 30, 2006, $11.3 million for the comparable period ended June 30, 2005, and $27.7 million for year-end 2005, while recoveries for the corresponding periods were $5.3 million, $5.6 million and $15.1 million, respectively. The ratio of net charge offs to average loans on an annualized basis was 0.11%, 0.08%, and 0.09% for the six-month periods ended June 30, 2006 and June 30, 2005, and for the 2005 year, respectively.

TABLE 8
Allowance for Loan Losses and Nonperforming Assets
($ in Thousands)

	At and for the		At and for the
	six months ended		year ended
	June 30,		December 31,
	2006	2005	2005

Allowance for Loan Losses:
Balance at beginning of period	$203,404	$189,762	$189,762
Balance related to acquisition	—	—	13,283
Provision for loan losses	8,151	5,998	13,019
Charge offs	(13,485)	(11,333)	(27,743)
Recoveries	5,341	5,597	15,083

Net charge offs	(8,144)	(5,736)	(12,660)

Balance at end of period	$203,411	$190,024	$203,404

Nonperforming Assets:
Nonaccrual loans:
Commercial	$70,715	$85,264	$68,304
Residential mortgage	17,400	16,438	15,912
Retail	7,311	7,996	11,097

Total nonaccrual loans	$95,426	$109,698	$95,313
Accruing loans past due 90 days or more:
Commercial	$2,440	$—	$148
Residential mortgage	—	—	—
Retail	5,151	2,806	3,122

Total accruing loans past due 90 days or more	$7,591	$2,806	$3,270
Restructured loans (commercial)	29	35	32

Total nonperforming loans	$103,046	$112,539	$98,615
Other real estate owned	14,947	3,685	11,336

Total nonperforming assets	$117,993	$116,224	$109,951

Ratios:
Allowance for loan losses to net charge offs (annualized)	12.4x	16.4x	16.1x
Net charge offs to average loans (annualized)	0.11%	0.08%	0.09%
Allowance for loan losses to total loans	1.32	1.35	1.34
Nonperforming loans to total loans	0.67	0.80	0.65
Nonperforming assets to total assets	0.56	0.56	0.50
Allowance for loan losses to nonperforming loans	197%	169%	206%
The allowance for loan losses represents management’s estimate of an amount adequate to provide for probable credit losses in the loan portfolio at the balance sheet date. In general, the change in the allowance for loan losses is a function of a number of factors, including but not limited to changes in the loan portfolio (see Table 6), net charge offs and nonperforming loans (see Table 8). To assess the adequacy of the allowance for loan losses, an allocation methodology is applied by the Corporation. The allocation methodology focuses on evaluation of facts and issues related to specific loans, the risk inherent in specific loans, changes in the size and character of the loan portfolio, changes in levels of impaired or other nonperforming loans, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of the underlying collateral, historical losses and delinquencies on each portfolio category, and other qualitative and quantitative factors. Assessing these numerous factors involves significant judgment. Thus, management considers the allowance for loan losses a critical accounting policy (see section “Critical Accounting Policies”).
The allocation methodology used for June 30, 2006, June 30, 2005, and December 31, 2005 was comparable, whereby the Corporation segregated its loss factor allocations (used for both criticized and non-criticized loan categories) into a component primarily based on historical loss rates and a component primarily based on other qualitative factors that may affect loan collectibility. Factors applied are reviewed periodically and adjusted to reflect changes in trends or other risks. Total loans at June 30, 2006, were up $1.4 billion (9.6%) since June 30, 2005, largely attributable to the State Financial acquisition, which added $1.0 billion in loans at consummation (see Table 6). Total loans increased $0.2 billion compared to December 31, 2005, with commercial loans accounting for the majority of growth. Nonperforming loans were $103.0 million or 0.67% of total loans at June 30, 2006, down from 0.80% of loans a year ago, and up from 0.65% of loans at year-end 2005. The allowance for loan losses to loans was 1.32%, 1.35% and 1.34% for June 30, 2006, and June 30 and December 31, 2005, respectively.
Management believes the allowance for loan losses to be adequate at June 30, 2006.
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
Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, loans 90 days or more past due but still accruing, and restructured loans. The Corporation specifically excludes from its definition of nonperforming loans student loan balances that are 90 days or more past due and still accruing and that have contractual government guarantees as to collection of principal and interest. The Corporation had approximately $13 million of nonperforming student loans at June 30, 2006, June 30, 2005, and December 31, 2005. Table 8 provides detailed information regarding nonperforming assets, which include nonperforming loans and other real estate owned.
Total nonperforming loans of $103.0 million at June 30, 2006 were down $9.5 million from June 30, 2005 and up $4.4 million from year-end 2005. The ratio of nonperforming loans to total loans was 0.67% at June 30, 2006, down from 0.80% at June 30, 2005 and up from 0.65% at year-end 2005. Nonaccrual loans account for the majority of the $9.5 million decrease in nonperforming loans between the comparable June periods. Nonaccrual loans decreased $14.3 million (with approximately $14.5 million attributable to various commercial credits), while accruing loans past due 90 or more days increased $4.8 million (with approximately $2.4 million attributable to commercial credits and $2.4 million attributable to retail loans), in part, as customers address the current economic conditions of rising interest rates. Accruing loans past due 90 or more days account for the majority of the $4.4 million increase in nonperforming loans since year-end 2005. Accruing loans past due 90 or more days increased $4.3 million, while nonaccrual loans increased $0.1 million.
Other real estate owned was $14.9 million at June 30, 2006, compared to $3.7 million at June 30, 2005, and $11.3 million at year-end 2005. The $7.7 million change in other real estate owned from June 30, 2005 to year-end 2005 was predominantly due to the addition of a $4.6 million tract of bank-owned vacant land reclassified into other real estate owned, a $1.3 million increase in residential real estate owned, and a $1.8 million increase in commercial real estate owned. During the first half of 2006, the $3.6 million change in other real estate owned since year-end 2005 was attributable to a $3.0 million increase in commercial real estate owned (primarily related to one commercial property) and the addition of two bank properties (totaling $1.4 million) no longer used for banking reclassified into other real estate owned, net of a $0.8 million decrease in residential real estate owned.

Potential problem loans are certain loans bearing criticized loan risk ratings by management but that are not in nonperforming status; however, there are circumstances present to create doubt as to the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that the Corporation expects losses to occur but that management recognizes a higher degree of risk associated with these loans. At June 30, 2006, potential problem loans totaled $387 million, compared to $239 million at June 30, 2005, and $333 million at December 31, 2005. The increase reflects the greater uncertainty about the potential impact of the economic environment on its borrowers and the application of the Corporation’s loan policy and risk rating standards on acquired loans. The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in the determination of the level of the allowance for loan losses. The loans that have been reported as potential problem loans are not concentrated in a particular industry but rather cover a diverse range of businesses.
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
While core deposits and loan and investment repayment are principal sources of liquidity, funding diversification is another key element of liquidity management. Diversity is achieved by strategically varying depositor type, term, funding market, and instrument. The Parent Company and its subsidiary bank are rated by Moody’s, Standard and Poor’s, and Fitch. These ratings, along with the Corporation’s other ratings, provide opportunity for greater funding capacity and funding alternatives.
At June 30, 2006, the Corporation was in compliance with its internal liquidity objectives.
The Corporation also has multiple funding sources that could be used to increase liquidity and provide additional financial flexibility. The Parent Company has available a $100 million revolving credit facility with established lines of credit from nonaffiliated banks, of which $100 million was available at June 30, 2006. In addition, under the Parent Company’s $200 million commercial paper program, $95 million of commercial paper was outstanding and $105 million of commercial paper was available at June 30, 2006.
In May 2002, the Parent Company filed a “shelf” registration statement under which the Parent Company may offer up to $300 million of trust preferred securities. In May 2002, $175 million of trust preferred securities were issued, bearing a 7.625% fixed coupon rate. At June 30, 2006, $125 million was available under the trust preferred shelf. In May 2001, the Parent Company filed a “shelf” registration statement whereby the Parent Company may offer up to $500 million of any combination of the following securities, either separately or in units: debt securities, preferred stock, depositary shares, common stock, and warrants. In August 2001, the Parent Company issued $200 million in a subordinated note offering, bearing a 6.75% fixed coupon rate and 10-year maturity. At June 30, 2006, $300 million was available under the shelf registration.
A bank note program associated with Associated Bank, National Association, (the “Bank”) was established during 2000. Under this program, short-term and long-term debt may be issued. As of June 30, 2006, $825 million of long-term bank notes were outstanding and $225 million was available under the 2000 bank note program. A new bank note program was instituted during the third quarter of 2005, of which $2 billion was available at June 30, 2006. The 2005 bank note program will be utilized upon completion of the 2000 bank note program. The Bank has also established federal funds lines with major banks and the ability to borrow from the FHLB ($1.0 billion was outstanding at June 30, 2006). The Bank also issues institutional certificates of deposit, from time to time offers brokered certificates of deposit, and to a lesser degree, accepts Eurodollar deposits.
Investment securities are an important tool to the Corporation’s liquidity objective. As of June 30, 2006, all securities are classified as available for sale and are reported at fair value on the consolidated balance sheet. Of the $3.5 billion investment portfolio at June 30, 2006, $1.9 billion were pledged to secure certain deposits or for other purposes as required or permitted by law, and $208 million of FHLB and Federal Reserve stock combined is “restricted” in nature and less liquid than other tradable equity securities. The majority of the remaining securities could be pledged or sold to enhance liquidity, if necessary.
For the six months ended June 30, 2006, net cash provided by operating and investing activities was $188.6 million and $883.1 million, respectively, while financing activities used net cash of $1.1 billion, for a net decrease in cash and cash equivalents of $26.8 million since year-end 2005. Generally, during the first half of 2006, net assets declined $1.0 billion (4.4%) since year-end 2005 given the previously announced initiative to reduce wholesale funding. Investment proceeds from sales and maturities were used to reduce wholesale funding, as well as to provide for common stock repurchases and the payment of cash dividends to the Corporation’s stockholders.
For the six months ended June 30, 2005, net cash provided by operating and financing activities was $113.0 million and $106.2 million, respectively, while investing activities used net cash of $209.5 million, for a net increase in cash and cash equivalents of $9.7 million since year-end 2004. Generally, net asset growth since year-end 2004 was modest (up 1.1%), while deposits declined during the first half of 2005. Long-term funding was predominantly used to replenish the net decrease in deposits and repay short-term borrowings as well as to provide for common stock repurchases and the payment of cash dividends to the Corporation’s stockholders.
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

The following table represents the Corporation’s consolidated static gap position as of June 30, 2006.
TABLE 9: Interest Rate Sensitivity Analysis

	June 30, 2006
	Interest Sensitivity Period
				Total Within
	0-90 Days	91-180 Days	181-365 Days	1 Year	Over 1 Year	Total
	($ in Thousands)
Earning assets:
Loans held for sale	$54,016	$—	$—	$54,016	$—	$54,016
Investment securities, at fair value	401,993	170,268	341,344	913,605	2,591,866	3,505,471
Loans (1)	8,773,374	567,925	1,082,817	10,424,116	4,981,514	15,405,630
Other earning assets	35,911	—	—	35,911	—	35,911

Total earning assets	$9,265,294	$738,193	$1,424,161	$11,427,648	$7,573,380	$19,001,028

Interest-bearing liabilities:
Interest-bearing deposits (2) (3)	$2,734,990	$1,674,354	$2,976,536	$7,385,880	$5,742,174	$13,128,054
Other interest-bearing liabilities (3)	4,071,070	272,732	329,725	4,673,527	878,788	5,552,315
Interest rate swap	175,000	—	—	175,000	(175,000)	—

Total interest-bearing liabilities	$6,981,060	$1,947,086	$3,306,261	$12,234,407	$6,445,962	$18,680,369

Interest sensitivity gap	$2,284,234	$(1,208,893)	$(1,882,100)	$(806,759)	$1,127,418	$320,659
Cumulative interest sensitivity gap	2,284,234	1,075,341	(806,759)

12 Month cumulative gap as a percentage of earning assets at June 30, 2006	12.0%	5.7%	(4.2)%

(1)	Included in loans are $243 million of fixed-rate commercial loans that have been swapped from fixed-rate to floating-rate and have been reflected with their repricing altered for the impact of the swaps.

(2)	The interest rate sensitivity assumptions for demand deposits, savings accounts, money market accounts, and interest-bearing demand deposit accounts are based on current and historical experiences regarding portfolio retention and interest rate repricing behavior. Based on these experiences, a portion of these balances are considered to be long-term and fairly stable and are, therefore, included in the “Over 1 Year” category.

(3)	For analysis purposes, Brokered CDs of $518 million have been included with other interest-bearing liabilities and excluded from interest-bearing deposits.
The static gap analysis in Table 9 provides a representation of the Corporation’s earnings sensitivity to changes in interest rates. It is a static indicator that does not reflect various repricing characteristics and may not necessarily indicate the sensitivity of net interest income in a changing interest rate environment. As of June 30, 2006, the 12-month cumulative gap results were within the Corporation’s interest rate risk policy.
At year-end 2005, the Corporation was slightly asset sensitive as a result of issuing long-term funding, growth in demand deposits, and shortening of the mortgage portfolio and investment portfolio due to faster prepayment experience over the course of 2005. (Asset sensitive means that assets will reprice faster than liabilities. In a rising rate environment, an asset sensitive bank will generally benefit.) However, the flattening of the yield curve, competitive pricing pressures and changes in the mix of loans and deposits has substantially offset the benefits to net interest income from the interest rate increases that occurred throughout 2005. The Corporation’s interest rate position shifted from being neutral to rate changes at March 31, 2006, to being slightly liability sensitive at June 30, 2006. (Liability sensitive means that assets will reprice slower than liabilities.) For the remainder of 2006, the Corporation’s objective is to allow the interest rate profile to continue to move towards a more liability sensitive posture. However, the interest rate position is at risk to changes in other factors, such as the slope of the yield curve, competitive pricing pressures, changes in balance sheet mix from management action and / or from customer behavior relative to loan or deposit products. See also section “Net Interest Income and Net Interest Margin.”
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
The resulting simulations for June 30, 2006, projected that net interest income would decrease by approximately 0.7% of budgeted net interest income if rates rose by a 100 bp shock, and projected that the net interest income would increase by approximately 0.3% of budgeted net interest income if rates fell by a 100 bp shock. At December 31, 2005, the 100 bp shock up was projected to increase budgeted net interest income by approximately 0.1% and the 100 bp shock down was projected to decrease budgeted net interest income by approximately 0.9%. As of June 30, 2006, the simulation of earnings results were within the Corporation’s interest rate risk policy.
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
As of June 30, 2006, the projected changes for the economic value of equity were within the Corporation’s interest rate risk policy.

Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, commitments to originate residential mortgage loans held for sale, commercial letters of credit, standby letters of credit, forward commitments to sell residential mortgage loans, interest rate swaps, and interest rate caps. Please refer to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, for discussion with respect to the Corporation’s quantitative and qualitative disclosures about its fixed and determinable contractual obligations. Items disclosed in the Annual Report on Form 10-K have not materially changed since that report was filed. A discussion of the Corporation’s derivative instruments at June 30, 2006, is included in Note 10, “Derivatives and Hedging Activities,” of the notes to consolidated financial statements and a discussion of the Corporation’s commitments is included in Note 11, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements.
Capital
Stockholders’ equity at June 30, 2006 increased to $2.3 billion, compared to $2.0 billion at June 30, 2005. The $256 million increase in equity between the two periods was primarily composed of the issuance of common stock in connection with the State Financial acquisition, the retention of earnings, and the exercise of stock options, with partially offsetting decreases to equity from the payment of dividends and the repurchase of common stock. At June 30, 2006, stockholders’ equity included $28.0 million of accumulated other comprehensive loss compared to $29.6 million of accumulated other comprehensive income at June 30, 2005. This $57.6 million decline in accumulated other comprehensive income was attributable to lower unrealized gains, net of the tax effect, on securities available for sale. Stockholders’ equity to assets was 10.77% and 9.73% at June 30, 2006 and 2005, respectively.
Stockholders’ equity decreased $50.1 million from year-end 2005. Since year-end 2005, the retention of earnings and the exercise of stock options, net of decreases to equity from the payment of dividends and the repurchase of common stock accounted for a $26.0 million decrease to equity. At June 30, 2006, stockholders’ equity included $28.0 million of accumulated other comprehensive loss compared to $3.9 million of accumulated other comprehensive loss at year-end 2005, reducing stockholders’ equity by $24.1 million, attributable to higher unrealized losses on securities available for sale, net of the tax effect. Stockholders’ equity to assets at June 30, 2006 was 10.77% compared to 10.52% at December 31, 2005.
Cash dividends of $0.56 per share were paid in the first half of 2006, compared to $0.52 per share in the first half of 2005, an increase of 8%.
The Board of Directors has authorized management to repurchase shares of the Corporation’s common stock each quarter in the market, to be made available for issuance in connection with the Corporation’s employee incentive plans and for other corporate purposes. For the Corporation’s employee incentive plans, the Board of Directors authorized the repurchase of up to 3.0 million shares in 2006 and 2005 (750,000 shares per quarter). Of these authorizations, 521,500 shares were repurchased for $17.0 million during first half of 2005 at an average cost of $32.58 per share, while 6,480 shares were repurchased for $219,000 during the first half of 2006 at an average cost of $33.82 per share.
Additionally, under actions in October 2000, July 2003, and March 2006, the Board of Directors authorized the repurchase and cancellation of the Corporation’s outstanding shares, not to exceed approximately 17.6 million shares on a combined basis. During the full year 2005, the Corporation repurchased (and cancelled) approximately three million shares of its outstanding common stock for $96.4 million or an average cost of $32.40 per share from UBS AG London Branch (“UBS”) under accelerated share repurchase agreements. During the first quarter of 2006, the Corporation settled the 2005 accelerated share repurchase agreements. In addition, during the first quarter of 2006, the Corporation repurchased (and cancelled) four million shares of its outstanding common stock for $136 million from UBS under an accelerated share repurchase agreement. During the second quarter of 2006, the Corporation settled the 2006 accelerated share repurchase agreement in shares, bringing the total average cost of the 2006 repurchase to $33.63 per share. The accelerated share repurchase enabled the Corporation to repurchase the shares immediately, while UBS will purchase the shares in the market over time. At June 30, 2006, approximately 5.3 million shares remain authorized to repurchase under the March 2006 authorization as the 2000 and 2003 authorizations have been fully utilized. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities.
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
TABLE 10
Capital Ratios
(In Thousands, except per share data)

	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,
	2006	2006	2005	2005	2005

Total stockholders’ equity	$2,274,860	$2,244,695	$2,324,978	$2,062,565	$2,018,435
Tier 1 capital	1,578,353	1,527,479	1,597,826	1,495,122	1,438,849
Total capital	1,988,587	1,937,961	2,013,354	1,895,420	1,838,181
Market capitalization	4,170,883	4,491,035	4,413,845	3,900,983	4,289,610

Book value per common share	$17.20	$16.98	$17.15	$16.12	$15.80
Cash dividend per common share	0.29	0.27	0.27	0.27	0.27
Stock price at end of period	31.53	33.98	32.55	30.48	33.58
Low closing price for the quarter	30.69	32.75	29.09	30.29	30.11
High closing price for the quarter	34.45	34.83	33.23	34.74	33.89

Total equity / assets	10.77%	10.43%	10.52%	9.94%	9.73%
Tier 1 leverage ratio	7.73	7.29	7.58	7.52	7.25
Tier 1 risk-based capital ratio	9.53	9.18	9.73	9.92	9.60
Total risk-based capital ratio	12.00	11.65	12.26	12.58	12.26

Shares outstanding (period end)	132,283	132,167	135,602	127,985	127,743
Basic shares outstanding (average)	132,259	135,114	135,684	127,875	128,990
Diluted shares outstanding (average)	133,441	136,404	137,005	129,346	130,463
Comparable Second Quarter Results
Net income for the second quarter of 2006 was $83.5 million, up $9.5 million (12.9%) from net income of $74.0 million for second quarter 2005, which included a $4.0 million after tax loss (or $6.7 million before tax) on derivatives no longer accounted for as hedges. See section “Critical Accounting Policies.” The second quarter of 2005 carries no financial results from the October 2005 State Financial acquisition. See Note 6, “Business Combinations,” of the notes to consolidated financial statements. Return on average equity was 14.86% for second quarter 2006 versus 14.62% for second quarter 2005. Return on average assets increased to 1.58% compared to 1.44% for second quarter 2005. See also Tables 1 and 11.
Taxable equivalent net interest income for the second quarter of 2006 was $174.9 million, $2.1 million higher than the second quarter of 2005. Changes in balance sheet volumes and mix favorably impacted taxable equivalent net interest income by $7.5 million, while rate variances were unfavorable by $5.4 million. See Tables 2 and 3. State Financial aided balance sheet growth (adding $1.0 billion in loans and $1.0 billion in total deposits at consummation in October 2005), while the Corporation’s initiative to use investment cash flows to reduce wholesale borrowings (including the late-March 2006 sale of $0.7 billion in investments) countered balance sheet growth between the comparable quarter periods. As a result, average earning assets were $19.3 billion in the second quarter of 2006, an increase of $0.4 billion from the second quarter of 2005, with average loans up $1.4 billion (10%) and investments down $1.0 billion (21%). Average interest-bearing liabilities of $16.7 billion were up $0.5 billion over second quarter 2005, with average interest-bearing deposits up $1.4 billion (15%), offset by average wholesale funding down $0.9 billion (15%).
The net interest margin of 3.59% was down 4 bp from 3.63% for the second quarter of 2005, the net result of a 20 bp decrease in the interest rate spread (i.e., a 123 bp increase in the average cost of interest-bearing liabilities versus a

103 bp increase in the earning asset yield) and a 16 bp higher contribution from net free funds. Benefits to the margin from the rise in short-term interest rates (i.e., the average Federal funds rate for second quarter 2006 was 199 bp higher than for second quarter 2005), were substantially offset by the flat yield curve and competitive pricing pressures, leading to lower spreads on loans and higher rates on deposits. However, the actions taken to reduce the levels of low-yielding investments and high-costing wholesale funding aided the net interest margin. Average loans (yielding 7.15%, up 111 bp over second quarter 2005) represented a larger portion of earning assets (at 80% of earning assets, compared to 74% for second quarter 2005). Average investments (yielding 5.08%, up 34 bp over second quarter 2005) declined to 20% of average earning assets, compared to 26% for second quarter 2005. On the funding side, average wholesale funding (costing 4.76% for second quarter 2006, up 162 bp) fell as a percentage of interest-bearing liabilities (to 32%, versus 39% for second quarter 2005), while interest-bearing deposits (costing 3.12%, up 117 bp compared to second quarter 2005) increased to 68% of average interest-bearing liabilities, versus 61% for second quarter 2005.
The provision for loan losses was $3.7 million for both the second quarter of 2006 and 2005, approximating net charge offs of $3.7 million for second quarter 2006 and $3.6 million for second quarter 2005. Net charge offs to average loans were 0.10% annualized, for both the second quarter of 2006 and 2005. The allowance for loan losses to loans at June 30, 2006 was 1.32% compared to 1.35% at June 30, 2005. Total nonperforming loans were $103.0 million, down from $112.5 million at June 30, 2005, and as a percentage of loans, nonperforming loans were down to 0.67% versus 0.80%. See Table 8 and discussion under sections “Provision for Loan Losses,” “Allowance for Loan Losses,” and “Nonperforming Loans and Other Real Estate Owned.”
Noninterest income was $77.2 million for the second quarter of 2006, up $15.5 million (25.1%) over the second quarter of 2005 (see also Table 4). Excluding the $6.7 million net loss on derivatives recorded in second quarter 2005, noninterest income was up $8.8 million (12.8%) between the comparable second quarter periods. Fee income sources such as service charges on deposit accounts (up $0.8 million) and card-based and other nondeposit fees (up $2.3 million) benefited notably from the inclusion of State Financial accounts and improved collection of fees, while trust service fees (up $0.3 million) and retail commissions (up $1.0 million, primarily insurance and fixed annuities) benefited from improving stock markets and higher sales volumes. Net mortgage banking income was up $3.5 million, with a $5.2 million decrease in mortgage servicing rights expense (of which $4.4 million was related to second quarter 2006 including a $1.9 million valuation reserve reversal compared to a $2.5 million addition to the valuation reserve in second quarter 2005), partially offset by a $1.7 million decrease in mortgage banking income. BOLI income increased $1.3 million, a direct result of additional BOLI balances between the periods and the 2006 upward repricing of a large investment of BOLI. Other income increased $6.5 million, with the second quarter of 2005 including a $6.7 million net loss on derivatives (as described in section “Critical Accounting Policies”).
Noninterest expense for the second quarter of 2006 was $124.7 million, up $8.3 million from the second quarter of 2005 (see also Table 5), reflecting partly the Corporation’s larger operating base attributable to the State Financial acquisition. Personnel expense increased $7.6 million (11.3%) over second quarter 2005. Average full-time equivalent employees were 5,112 for the second quarter of 2006, up 223 or 4.6% over the second quarter of 2005, with State Financial adding 348 at acquisition. Salary-related expenses (up 5.2%) accounted for $2.7 million of the increase, due primarily to the larger employee base and merit increases between the years. Fringe benefits expenses were up $4.9 million, largely in premium-based benefits due to rising health care costs and increased claims experience. Occupancy expense rose $1.3 million, primarily due to increased depreciation, rent, property taxes and utilities. All other noninterest expenses collectively totaled $39.5 million for second quarter 2006, down $0.5 million (1.3%), reflective of efforts to control selected discretionary expenses.

Sequential Quarter Results
Net income of $83.5 million for the second quarter of 2006 was $1.8 million higher than the first quarter 2006 net income of $81.7 million. Return on average equity was 14.86% and return on average assets was 1.58%, compared to 14.16% and 1.52%, respectively, for the first quarter of 2006. See Tables 1 and 11.
TABLE 11
Selected Quarterly Information
($ in Thousands)

	For the Quarter Ended
	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,
	2006	2006	2005	2005	2005

Summary of Operations:
Net interest income	$168,399	$166,869	$175,595	$164,078	$166,674
Provision for loan losses	3,686	4,465	3,676	3,345	3,671
Noninterest income
Trust service fees	9,307	8,897	9,055	8,667	8,967
Service charges on deposit accounts	22,982	20,959	23,073	22,830	22,215
Mortgage banking, net	5,829	4,404	12,166	11,969	2,376
Card-based and other nondeposit fees	11,047	9,886	10,033	9,505	8,790
Retail commissions	16,365	15,478	13,624	12,905	15,370
Bank owned life insurance income	3,592	3,071	3,022	2,441	2,311
Asset sale gains (losses), net	354	(230)	2,766	942	539
Investment securities gains, net	1,538	2,456	1,179	1,446	1,491
Other	6,194	5,852	6,126	6,260	(355)

Total noninterest income	77,208	70,773	81,044	76,965	61,704
Noninterest expense
Personnel expense	74,492	69,303	68,619	66,403	66,934
Occupancy	10,654	11,758	10,287	9,412	9,374
Equipment	4,223	4,588	4,361	4,199	4,214
Data processing	7,099	7,248	7,240	7,129	6,728
Business development and advertising	4,101	4,249	4,999	4,570	4,153
Stationery and supplies	1,784	1,774	1,869	1,599	1,644
Other intangible amortization expense	2,281	2,343	2,418	1,903	2,292
Other	20,026	22,208	25,746	22,133	20,995

Total noninterest expense	124,660	123,471	125,539	117,348	116,334
Income tax expense	33,712	27,999	39,783	39,315	34,358

Net income	$83,549	$81,707	$87,641	$81,035	$74,015

Taxable equivalent net interest income	$174,902	$173,536	$182,361	$170,425	$172,848
Net interest margin	3.59%	3.48%	3.59%	3.56%	3.63%

Average Balances:
Assets	$21,266,792	$21,871,969	$22,022,165	$20,607,901	$20,574,770
Earning assets	19,342,628	19,910,420	20,080,758	18,960,035	18,916,921
Interest-bearing liabilities	16,717,761	17,204,860	17,090,134	16,198,492	16,207,719
Loans	15,515,789	15,327,803	15,154,225	14,163,827	14,084,246
Deposits	13,534,725	13,319,664	13,282,910	12,133,719	12,069,719
Stockholders’ equity	2,254,933	2,339,539	2,320,134	2,027,785	2,030,929

Asset Quality Data:
Allowance for loan losses to total loans	1.32%	1.31%	1.34%	1.35%	1.35%
Allowance for loan losses to nonperforming loans	197%	185%	206%	172%	169%
Nonperforming loans to total loans	0.67%	0.71%	0.65%	0.78%	0.80%
Nonperforming assets to total assets	0.56%	0.57%	0.50%	0.58%	0.56%
Net charge offs to average loans (annualized)	0.10%	0.12%	0.10%	0.09%	0.10%
Taxable equivalent net interest income for the second quarter of 2006 was $174.9 million, $1.4 million higher than the first quarter of 2006, favorably impacted by changes in the rate environment and unfavorably impacted by net changes in balance sheet volume and mix. Short-term interest rates rose by 50 bp during both quarters, resulting in an average Federal funds rate of 4.90% in the second quarter of 2006, 47 bp higher than the first quarter average. The net interest margin between the sequential quarters improved 11 bp, to 3.59% in the second quarter of 2006, benefiting from the corporate initiative to reduce wholesale funding. Interest rate spread increased 8 bp (the net of 36 bp higher yield on earning assets and 28 bp higher rates on interest-bearing liabilities) and contribution from net free funds rose 3 bp. The Corporation’s initiative to reposition the balance sheet aided the improvement in margin in the second quarter of 2006, as low-yielding investment securities were sold and the dependency on higher-costing wholesale funds was reduced. Average earning assets were $19.3 billion in the second quarter of 2006, a decrease of $0.6 billion from the first quarter of 2006. On average, investments were down $0.8 billion, led by the sale of $0.7 billion of investment securities in late-March 2006, while loans increased $0.2 billion (4.9% annualized growth). On average, loans (which earn more than investment securities) comprised 80% of earning assets in the second quarter of 2006 versus 77% in the first quarter of 2006. Average interest-bearing deposits were up $0.2 billion (7.7% annualized), while demand deposits were up minimally ($1 million, on average). Average wholesale funding balances (which cost more than deposits) were lower by $0.7 billion, in alignment with the reduction in investment securities, representing 32% of interest-bearing liabilities for the second quarter of 2006 compared to 35% for the first quarter of 2006.
Provision for loan losses was $3.7 million in the second quarter of 2006 versus $4.5 million in the previous quarter, with both quarters approximating the level of net charge offs. Annualized net charge offs represented 0.10% of average loans for the second quarter compared to 0.12% in the first quarter of 2006. The allowance for loan losses to loans at June 30, 2006 was 1.32% compared to 1.31% at March 31, 2006. Total nonperforming loans of $103.0 million (0.67% of total loans) at June 30, 2006 were down from $109.9 million (0.71% of total loans) at March 31, 2006.
Noninterest income increased $6.4 million (9.1%) between sequential quarters to $77.2 million. Service charges on deposit accounts were up $2.0 million, principally nonsufficient funds fees, reflecting the usual second quarter increase in volume. Net mortgage banking was higher than first quarter 2006 by $1.4 million, with a $0.9 million increase in mortgage banking income due to higher gains on sales and other fees and a $0.5 million decrease in mortgage servicing rights expense. Card-based and other nondeposit fees were up $1.2 million, notably commercial loan fees. Retail commissions increased $0.9 million, with insurance commissions up $0.4 million (including seasonal profit sharing/contingency income from insurance carriers) and fixed annuities commissions up $0.3 million. BOLI income was higher by $0.5 million, attributable largely to an additional $50 million investment made in the first quarter of 2006. Gains on the sales of assets were up $0.6 million and net gains on the sale of investment securities were down $0.9 million.
On a sequential quarter basis, noninterest expense increased $1.2 million (1.0%) to $124.7 million for the second quarter of 2006. Personnel expense of $74.5 million was $5.2 million higher than first quarter 2006, attributable largely to additional premium-based benefits due to rising health care costs and higher claims experience, as well as increases in other benefit plans. Occupancy expense of $10.7 million was down $1.1 million, predominantly from seasonally lower snowplow and utility expenses. All other noninterest expense categories combined totaled $39.5 million, a decrease of $2.9 million (6.8%) from the first quarter of 2006.
Income tax expense of $33.7 million for the second quarter of 2006 was a $5.7 million increase over the previous quarter due to both a higher effective tax rate, as well as higher net income before taxes. The effective tax rate was 28.7% and 25.5% for second and first quarters of 2006, respectively. See additional discussion under section, “Income Taxes.”
Recent Accounting Pronouncements
The recent accounting pronouncements have been described in Note 3, “New Accounting Pronouncements,” of the notes to consolidated financial statements.
Subsequent Events
On July 26, 2006, the Board of Directors declared a $0.29 per share dividend payable on August 15, 2006, to shareholders of record as of August 8, 2006. This cash dividend has not been reflected in the accompanying consolidated financial statements.

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
As of June 30, 2006, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2006. No changes were made to the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act of 1934) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Following are the Corporation’s monthly common stock purchases during the second quarter of 2006. For a detailed discussion of the common stock repurchase authorizations and repurchases during the period, see section “Capital” included under Part I Item 2 of this document.

	Total Number		Total Number of Shares	Maximum Number of
	of Shares	Average Price	Purchased as Part of Publicly	Shares that May Yet Be
Period	Purchased	Paid per Share	Announced Plans	Purchased Under the Plan

April 1- April 30, 2006	—	$—	—	—
May 1 - May 31, 2006	37,512	33.66	31,032	5,331,602
June 1 - June 30, 2006	—	—	—	—

Total	37,512	$33.66	31,032	5,331,602

During the second quarter of 2006, in connection with satisfying the Chief Executive Officer’s income tax withholding obligation related to his income from the vesting of 15,000 shares of restricted stock granted in 2003, he elected to surrender 6,480 shares of that grant valued at approximately $219,000 (or $33.82 per share). The effect to the Corporation of his surrendering shares to pay his income tax withholding obligation was an increase in treasury stock and a decrease in cash of approximately $219,000 in the second quarter of 2006.
In July 2003 and March 2006 the Board of Directors authorized the repurchase and cancellation of the Corporation’s outstanding shares, not to exceed approximately 12.3 million shares on a combined basis. During the first quarter of 2006, the Corporation repurchased (and cancelled) four million shares of its outstanding common stock for $136 million (or $33.89 per share) from UBS under an accelerated share repurchase agreement. During the second quarter of 2006, the Corporation settled the first quarter 2006 accelerated share repurchase agreement by receipt of 31,032 shares, bringing the total average cost of the 2006 repurchase to $33.63 per share. At June 30, 2006, approximately 5.3 million shares remain authorized to repurchase under the March 2006 authorization as the 2003 authorization has been fully utilized.

ITEM 4: Submission of Matters to a Vote of Security Holders
(a)	The corporation held its Annual Meeting of Shareholders on April 26, 2006. Proxies were solicited by corporation management pursuant to Regulation 14A under the Securities Exchange Act of 1934.

(b)	Directors elected at the Annual Meeting were Karen T. Beckwith, Ronald R. Harder, and J. Douglas Quick.

(c)	The matters voted upon and the results of the voting were as follows:
(i)	Election of the below-named nominees to the Board of Directors of the Corporation:

	FOR	WITHHELD
By Nominee:
Karen T. Beckwith	116,358,348	1,213,123
Ronald R. Harder	116,029,850	1,541,620
J Douglas Quick	115,924,642	1,646,828
Nominees were elected, with an average of 98.75% of shares voted cast in favor.
(ii)	To approve the Amended and Restated Articles of Incorporation to eliminate the classification of the Board of Directors.

FOR	AGAINST	ABSTAIN
112,618,276	3,298,407	1,654,786
Matter approved by shareholders with 95.78% of shares voted cast in favor of the proposal.

(iii)	Ratification of the selection of KPMG LLP as independent registered public accounting firm of Associated for the year ending December 31, 2006.

FOR	AGAINST	ABSTAIN
115,116,839	1,873,661	580,968
Matter approved by shareholders with 97.91% of shares voted cast in favor of the proposal.
(d)	Not applicable

ITEM 6: Exhibits
(a)	Exhibits:

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

ASSOCIATED BANC-CORP (Registrant)
Date: August 8, 2006	/s/ Paul S. Beideman
Paul S. Beideman
President and Chief Executive Officer

Date: August 8, 2006	/s/ Joseph B. Selner
Joseph B. Selner
Chief Financial Officer