Form 10-Q
period 2006-09-30
ASSOCIATED BANC-CORP
filed 2006-11-07
CIK 7789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
      Yes ☐       No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of registrant’s common stock, par value $0.01 per share, at October 31, 2006, was 130,308,978 shares.

ASSOCIATED BANC-CORP

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements:
ASSOCIATED BANC-CORP
Consolidated Balance Sheets
(Unaudited)

	September 30,	September 30,	December 31,
	2006	2005	2005
	(In Thousands, except share data)
ASSETS
Cash and due from banks	$367,406	$386,151	$460,230
Interest-bearing deposits in other financial institutions	27,627	14,598	14,254
Federal funds sold and securities purchased under agreements to resell	34,752	103,481	17,811
Investment securities available for sale, at fair value	3,436,774	4,708,730	4,711,605
Loans held for sale	87,330	98,473	57,710
Loans	15,284,608	14,107,137	15,206,464
Allowance for loan losses	(203,442)	(190,080)	(203,404)

Loans, net	15,081,166	13,917,057	15,003,060
Premises and equipment	196,201	174,086	206,153
Goodwill	871,629	679,993	877,680
Other intangible assets	112,544	115,692	120,358
Other assets	711,094	543,470	631,221

Total assets	$20,926,523	$20,741,731	$22,100,082

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$2,534,686	$2,256,774	$2,504,926
Interest-bearing deposits, excluding brokered certificates of deposit	11,043,222	9,516,792	10,538,856
Brokered certificates of deposit	630,637	407,459	529,307

Total deposits	14,208,545	12,181,025	13,573,089
Short-term borrowings	2,004,982	2,778,993	2,666,307
Long-term funding	2,272,654	3,545,458	3,348,476
Accrued expenses and other liabilities	169,962	173,690	187,232

Total liabilities	18,656,143	18,679,166	19,775,104

Stockholders’ equity
Preferred stock	—	—	—
Common stock (par value $0.01 per share, authorized 250,000,000 shares, issued 132,426,588, 128,110,999 and 135,697,755 shares, respectively)	1,324	1,281	1,357
Surplus	1,183,169	1,064,833	1,301,004
Retained earnings	1,156,869	978,489	1,029,247
Accumulated other comprehensive income (loss)	(6,122)	21,776	(3,938)
Deferred compensation	—	(3,814)	(2,081)
Treasury stock, at cost (2,063,645, 0, and 23,500 shares, respectively)	(64,860)	—	(611)

Total stockholders’ equity	2,270,380	2,062,565	2,324,978

Total liabilities and stockholders’ equity	$20,926,523	$20,741,731	$22,100,082

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In Thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$284,397	$223,202	$823,985	$636,931
Interest and dividends on investment securities and deposits in other financial institutions:
Taxable	30,225	40,050	101,990	122,918
Tax exempt	9,691	9,755	29,640	28,985
Interest on federal funds sold and securities purchased under agreements to resell	260	384	798	648

Total interest income	324,573	273,391	956,413	789,482
INTEREST EXPENSE
Interest on deposits	99,242	53,598	265,196	146,118
Interest on short-term borrowings	30,450	23,628	97,820	62,528
Interest on long-term funding	26,664	32,087	89,912	84,176

Total interest expense	156,356	109,313	452,928	292,822

NET INTEREST INCOME	168,217	164,078	503,485	496,660
Provision for loan losses	3,837	3,345	11,988	9,343

Net interest income after provision for loan losses	164,380	160,733	491,497	487,317
NONINTEREST INCOME
Trust service fees	9,339	8,667	27,543	25,962
Service charges on deposit accounts	23,438	22,830	67,379	63,710
Mortgage banking, net	2,833	11,969	13,066	24,229
Card-based and other nondeposit fees	10,461	9,505	31,394	27,406
Retail commissions	14,360	12,905	46,203	42,980
Bank owned life insurance income	4,390	2,441	11,053	6,920
Asset sale gains, net	89	942	213	1,179
Investment securities gains, net	1,164	1,446	5,158	2,937
Other	6,911	6,260	18,957	14,719

Total noninterest income	72,985	76,965	220,966	210,042
NONINTEREST EXPENSE
Personnel expense	71,321	66,403	215,116	206,322
Occupancy	10,442	9,412	32,854	28,674
Equipment	4,355	4,199	13,166	12,431
Data processing	7,190	7,129	21,537	20,150
Business development and advertising	4,142	4,570	12,492	12,662
Stationery and supplies	1,787	1,599	5,345	5,087
Other intangible amortization expense	2,280	1,903	6,904	6,189
Other	22,169	22,133	64,403	63,409

Total noninterest expense	123,686	117,348	371,817	354,924

Income before income taxes	113,679	120,350	340,646	342,435
Income tax expense	36,791	39,315	98,502	109,915

NET INCOME	$76,888	$81,035	$242,144	$232,520

Earnings per share:
Basic	$0.58	$0.63	$1.82	$1.80
Diluted	$0.58	$0.63	1.81	$1.79
Average shares outstanding:
Basic	131,520	127,875	132,951	128,825
Diluted	132,591	129,346	134,119	130,252
See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

				Accumulated
				Other
	Common		Retained	Comprehensive	Deferred	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Compensation	Stock	Total
			(In Thousands, except per share data)
Balance, December 31, 2004	$1,300	$1,127,205	$858,847	$41,205	$(2,122)	$(9,016)	$2,017,419
Comprehensive income:
Net income	—	—	232,520	—	—	—	232,520
Reclassification adjustment for net losses and interest expense for interest differential on derivative instruments realized in net income, net of taxes of $5.9 million	—	—	—	8,762	—	—	8,762
Net unrealized holding losses on available for sale securities arising during the period, net of taxes of $14.7 million	—	—	—	(26,429)	—	—	(26,429)
Less: reclassification adjustment for net gains on available for sale securities realized in net income, net of taxes of $1.2 million	—	—	—	(1,762)	—	—	(1,762)

Comprehensive income							213,091

Cash dividends, $0.79 per share	—	—	(102,083)	—	—	—	(102,083)
Common stock issued for stock options	1	1,172	(10,795)	—	—	24,982	15,360
Purchase of treasury stock	(20)	(66,320)	—	—	—	(17,651)	(83,991)
Restricted stock awards granted, net of amortization	—	7	—	—	(1,692)	1,685	—
Tax benefit of stock options	—	2,769	—	—	—	—	2,769

Balance, September 30, 2005	$1,281	$1,064,833	$978,489	$21,776	$(3,814)	$—	$2,062,565

Balance, December 31, 2005	$1,357	$1,301,004	$1,029,247	$(3,938)	$(2,081)	$(611)	$2,324,978
Comprehensive income:
Net income	—	—	242,144	—	—	—	242,144
Net unrealized holding gains on available for sale securities arising during the period, net of taxes of $0.7 million	—	—	—	1,169	—	—	1,169
Less: reclassification adjustment for net gains on available for sale securities realized in net income, net of taxes of $1.8 million	—	—	—	(3,353)	—	—	(3,353)

Comprehensive income							239,960

Cash dividends, $0.85 per share	—	—	(113,337)	—	—	—	(113,337)
Common stock issued for stock options	8	15,268	(1,131)	—	—	3,681	17,826
Purchase of treasury stock	(41)	(137,133)	—	—	—	(67,930)	(205,104)
Stock-based compensation, net	—	1,206	(54)	—	2,081	—	3,233
Tax benefit of stock options	—	2,824	—	—	—	—	2,824

Balance, September 30, 2006	$1,324	$1,183,169	$1,156,869	$(6,122)	$—	$(64,860)	$2,270,380

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months
	Ended September 30,
	2006	2005
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$242,144	$232,520
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	11,988	9,343
Depreciation and amortization	18,054	16,610
Recovery of valuation allowance on mortgage servicing rights, net	(2,778)	(6,000)
Amortization (accretion) of:
Mortgage servicing rights	15,196	17,574
Intangible assets	6,904	6,189
Premiums and discounts on earning assets, funding, and other, net	9,998	21,541
Tax benefit from exercise of stock options	2,824	2,769
Excess tax benefit from stock-based compensation	(1,860)	—
Federal Home Loan Bank stock dividend	—	(6,935)
Gain on sales of investment securities, net	(5,158)	(2,937)
Gain on sales of assets, net	(213)	(1,179)
Gain on sales of loans held for sale and mortgage servicing rights, net	(7,332)	(13,659)
Mortgage loans originated and acquired for sale	(994,998)	(1,221,425)
Proceeds from sales of mortgage loans held for sale	961,630	1,201,575
Increase in interest receivable	(7,699)	(10,560)
Increase (decrease) in interest payable	(2,301)	9,690
Net change in other assets and other liabilities	(29,884)	(24,229)

Net cash provided by operating activities	216,515	230,887

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(102,875)	(244,367)
Additions to mortgage servicing rights	—	(14,015)
Purchases of:
Securities available for sale	(771,015)	(868,317)
Premises and equipment, net of disposals	(8,877)	(8,523)
Bank owned life insurance	(50,000)	—
Proceeds from:
Sales of securities available for sale	730,626	46,810
Calls and maturities of securities available for sale	1,306,210	872,885
Sales of other assets	10,800	4,954

Net cash provided by (used in) investing activities	1,114,869	(210,573)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	635,456	(605,214)
Net decrease in short-term borrowings	(661,325)	(147,723)
Repayment of long-term funding	(1,373,369)	(600,743)
Proceeds from issuance of long-term funding	300,000	1,550,238
Cash dividends	(113,337)	(102,083)
Proceeds from exercise of stock options	17,826	15,360
Excess tax benefit from stock-based compensation	1,860	—
Purchase of treasury stock	(201,005)	(83,991)

Net cash provided by (used in) financing activities	(1,393,894)	25,844

Net increase (decrease) in cash and cash equivalents	(62,510)	46,158
Cash and cash equivalents at beginning of period	492,295	458,072

Cash and cash equivalents at end of period	$429,785	$504,230

Supplemental disclosures of cash flow information:
Cash paid for interest	$455,229	$283,132
Cash paid for income taxes	89,963	153,416
Loans and bank premises transferred to other real estate	12,228	11,389
Capitalized mortgage servicing rights	11,508	14,015
See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Notes to Consolidated Financial Statements
These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, therefore, certain information and footnote disclosures normally presented in accordance with U.S. generally accepted accounting principles have been omitted or abbreviated. The information contained in the consolidated financial statements and footnotes in Associated Banc-Corp’s 2005 annual report on Form 10-K, should be referred to in connection with the reading of these unaudited interim financial statements.
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
NOTE 2: Reclassifications
Certain items in the prior period consolidated financial statements have been reclassified to conform with the September 30, 2006 presentation.
NOTE 3: New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” (“SFAS 158”). SFAS 158 requires an employer to report on its balance sheet the amount by which the defined-benefit-postretirement obligation is over or under-funded and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The amount will be measured as the difference between the fair value of plan assets and the projected benefit obligation (“PBO”). If the fair value of plan assets is larger than the PBO, a net asset would be reported on the balance sheet, whereas a liability would be reported if the PBO is larger than the fair value of plan assets. SFAS 158 also requires an employer to measure its plan assets and benefit obligations as of its balance sheet date, which requires a calendar year employer with an alternative measurement date to record an adjustment to retained earnings as of the effective date of the measurement provisions. The requirement to recognize the funded status of a benefit plan and the disclosure requirements of SFAS 158 are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the employer’s balance sheet date are effective for fiscal years ending after December 15, 2008. The Corporation will adopt the provisions of SFAS 158 for year-end 2006, with the exception of the measurement date provisions, which will be adopted in 2008. The Corporation is in the process of assessing the impact on its results of operations, financial position, liquidity, and disclosures.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). According to SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability by establishing a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value measurements must then be disclosed separately by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Corporation will adopt SFAS 157 in 2008 and does not believe the requirements of this statement will have a material impact on the Corporation.
In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (“EITF 06-4”). EITF 06-4 requires companies with split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods to recognize a liability for future benefits based on the substantive agreement with the employee. Recognition should be in accordance with FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” or APB Opinion No. 12, “Omnibus Opinion – 1967,” depending on whether a substantive plan is deemed to exist. Companies are permitted to recognize the effects of applying the consensus through either (1) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets as of the beginning of the year of adoption or (2) a change in accounting principle through retrospective application to all prior periods. EITF 06-4 will be effective for fiscal years beginning after December 15, 2007, with early adoption permitted. The Corporation anticipates adopting EITF 06-4 in 2008 and is in the process of assessing the impact on its results of operations, financial position, and liquidity.
In September 2006, the FASB ratified the consensus reached by the EITF in Issue No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance,” (“EITF 06-5”). EITF 06-5 concluded that companies purchasing a life insurance policy including COLI or BOLI should record the amount that could be realized, considering any additional amounts beyond cash surrender value included in the contractual terms of the policy. The amount that could be realized should be based on assumed surrender at the individual policy or certificate level, unless all policies or certificates are required to be surrendered as a group. When it is probable that contractual restrictions would limit the amount that could be realized, such contractual limitations should be considered and any amounts recoverable at the insurance company’s discretion should be excluded from the amount that could be realized. Companies are permitted to recognize the effects of applying the consensus through either (1) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets as of the beginning of the year of adoption or (2) a change in accounting principle through retrospective application to all prior periods. EITF 06-5 will be effective for fiscal years beginning after December 15, 2006. The Corporation will adopt EITF 06-5 in 2007 and is in the process of assessing the impact on its results of operations, financial position, and liquidity.
In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 provides guidance regarding the process of quantifying financial statement misstatements. In order to address the current diversity in practice, SAB 108 requires that registrants should quantify errors using both a balance sheet approach (the “iron curtain” method) and an income statement approach (the “rollover” approach). The balance sheet approach, also known as the “iron curtain” method, quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origination. The income statement, or “rollover” method, quantifies a misstatement based on the amount of the error originating in the current year income statement, while ignoring the carryover effects of prior year misstatements. SAB 108 requires companies to quantify an error under both the rollover and iron curtain approaches and by evaluating the materiality of the error measured under each approach. If deemed material, companies are required to adjust their financial statements. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The Corporation will adopt SAB 108 in the fourth quarter of 2006 and is in the process of assessing the impact on its results of operations, financial position, and liquidity.
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires the impact of a tax position to be recognized in the financial statements if that position is more- likely-than-not of being sustained upon examination, based on the technical merits of the position. A tax position meeting the more-likely-than-not threshold is then to be measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Corporation will adopt FIN 48 in 2007 and is in the process of assessing the impact on its results of operations, financial position, and liquidity.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140,” (“SFAS 156”). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. All separately recognized servicing assets and servicing liabilities are to be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose either the amortization method or the fair value measurement method for subsequently measuring each class of separately recognized servicing assets or servicing liabilities. Under the amortization method, servicing assets or servicing liabilities are amortized in proportion to and over the period of estimated net servicing income or loss and servicing assets or servicing liabilities are assessed for impairment based on fair value at each reporting date. The fair value measurement method measures servicing assets and servicing liabilities at fair value at each reporting date with the changes in fair value recognized in earnings in the period in which the changes occur. SFAS 156 is effective for fiscal years beginning after September 15, 2006, and earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements for any period of that fiscal year. The Corporation will adopt SFAS 156 in 2007 and is in the process of assessing the impact on its results of operations, financial position, and liquidity.
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
In December 2004, the FASB issued SFAS No. 123 (revised December 2004), “Share-Based Payment,” (“SFAS 123R”). SFAS 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”). SFAS 123R is effective for all stock-based awards granted in the first fiscal year beginning on or after June 15, 2005. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and expensed over the applicable vesting period. Pro forma disclosure only of the income statement effects of share-based payments is no longer an alternative under SFAS 123R. In addition, companies must recognize compensation expense related to any stock-based awards that are not fully vested as of the effective date. The Corporation adopted SFAS 123R effective January 1, 2006, using the modified prospective method. During the first nine months of 2006, as a result of the adoption of SFAS 123R, the Corporation recognized $0.7 million of compensation expense for unvested stock options and the $2.1 million unamortized deferred compensation relating to unvested restricted stock shares was no longer carried within stockholders’ equity. See Note 5 for additional information on stock-based compensation.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In Thousands, except per share data)
Net income	$76,888	$81,035	$242,144	$232,520

Weighted average shares outstanding	131,520	127,875	132,951	128,825
Effect of dilutive stock awards and unsettled share repurchases	1,071	1,471	1,168	1,427

Diluted weighted average shares outstanding	132,591	129,346	134,119	130,252

Basic earnings per share	$0.58	$0.63	$1.82	$1.80

Diluted earnings per share	$0.58	$0.63	$1.81	$1.79

NOTE 5: Stock-Based Compensation
At September 30, 2006, the Corporation had three stock-based compensation plans (discussed below). All stock awards granted under these plans have an exercise price that is equal to the fair market value of the Corporation’s stock on the date the awards were granted. The stock incentive plans of acquired companies were terminated as to future option grants at each respective merger date. Option holders under such plans received the Corporation’s common stock, options to buy the Corporation’s common stock, or cash, based on the conversion terms of the various merger agreements.
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
Prior to January 1, 2006, the Corporation accounted for stock-based compensation cost under the intrinsic value method of APB 25 and related Interpretations, as allowed by SFAS 123. Under APB 25, compensation expense for employee stock options was generally not recognized if the exercise price of the option equaled or exceeded the fair value of the stock on the date of grant, as such options would have no intrinsic value at the date of grant. Therefore, no stock-based compensation cost was recognized in the consolidated statements of income for the first nine months of 2005, except with respect to restricted stock awards.
Effective January 1, 2006, the Corporation adopted the fair value recognition provisions of SFAS 123R using the modified prospective method. Under this method, compensation cost recognized during the first nine months of 2006 includes compensation cost for all share-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.
As a result of adopting SFAS 123R on January 1, 2006, the Corporation’s income before income taxes and net income for the nine months ended September 30, 2006, would have been $0.7 million and $0.4 million higher, respectively, and for the three months ended September 30, 2006, would have been $0.2 million and $0.1 million higher, respectively, than if the Corporation had not adopted SFAS 123R. Basic and diluted earnings per share for both the nine and three months ended September 30, 2006, would have been relatively unchanged (i.e., no more than $0.01) if the Corporation had not adopted SFAS 123R.

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
Stock-Based Compensation Plans:
In 1987 (as amended subsequently, and most recently in 2005), the Board of Directors, with subsequent approval of the Corporation’s shareholders, approved the Amended and Restated Long-Term Incentive Stock Plan (“Stock Plan”). Options are generally exercisable up to 10 years from the date of grant and vest ratably over three years. As of September 30, 2006, approximately 2.4 million shares remain available for grants.
The Board of Directors approved the implementation of a broad-based stock option grant effective July 28, 1999. The only stock option grant under this was in 1999, which provided all qualifying employees with an opportunity and an incentive to buy shares of the Corporation and align their financial interest with the growth in value of the Corporation’s shares. These options have 10-year terms, fully vested after two years, and have an exercise price equal to the market value on the date of grant. As of September 30, 2006, approximately 2.8 million shares remain available for grants.
In January 2003 (and as amended in 2005), the Board of Directors, with subsequent approval of the Corporation’s shareholders, approved the adoption of the 2003 Long-Term Incentive Plan (“2003 Plan”), which provides for the granting of options or other stock incentive awards (e.g., restricted stock awards) to key employees. Options are generally exercisable up to 10 years from the date of grant and vest ratably over three years. As of September 30, 2006, approximately 3.2 million shares remain available for grants.
In January 2005, both the Stock Plan and the 2003 Plan were amended to eliminate the requirement that stock options may not be exercisable earlier than one year from the date of grant. With the shareholder approval of these amendments, the stock options granted during 2005 were fully vested by year-end 2005. All stock options granted prior to 2005 vest ratably over 3 years, and those granted during 2006 will vest ratably over 3 years.
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
Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock option represents the period of time that stock options are expected to be outstanding and is estimated using historical data of stock option exercises and forfeitures. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the historical volatility of the Corporation’s stock. The following assumptions were used in estimating the fair value for options granted in the comparable nine-month periods of 2006 and 2005:

	2006	2005

Dividend yield	3.23%	3.21%
Risk-free interest rate	4.44%	3.81%
Expected volatility	23.98%	24.95%
Weighted average expected life	6 yrs	6 yrs
Weighted average per share fair value of options	$6.97	$6.89
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
A summary of the Corporation’s stock option activity for the nine months ended September 30, 2006, is presented below.

		Weighted Average	Weighted Average Remaining	Aggregate Intrinsic Value
Stock Options	Shares	Exercise Price	Contractual Term	(000s)

Outstanding at December 31, 2005	7,859,686	$25.40
Granted	77,000	32.28
Exercised	(819,881)	21.57
Forfeited	(130,450)	31.38

Outstanding at September 30, 2006	6,986,355	$25.81	6.13	$46,724

Options exercisable at September 30, 2006	6,596,338	$25.58	6.04	$45,648

For the nine months ended September 30, 2006 and 2005, the intrinsic value of stock options exercised was $9.8 million and $11.8 million, respectively. (Intrinsic value represents the amount by which the market value of the underlying stock exceeds the exercise price of the stock option.) During the first nine months of 2006, $17.7 million was received for the exercise of stock options.
The following table summarizes information about the Corporation’s nonvested stock option activity for the nine months ended September 30, 2006:

		Weighted Average
Stock Options	Shares	Grant Date Fair Value

Nonvested at December 31, 2005	1,003,891	$6.00
Granted	77,000	6.97
Vested	(663,051)	5.87
Forfeited	(27,823)	6.26

Nonvested at September 30, 2006	390,017	$6.40

The total fair value of stock options that vested was $3.9 million and $13.9 million, respectively, for the comparable nine-month periods in 2006 and 2005. At September 30, 2006, the Corporation had $0.7 million of unrecognized compensation costs related to stock options that is expected to be recognized over a weighted-average period of 4 months.
The following table summarizes information about the Corporation’s restricted stock shares activity for the nine months ended September 30, 2006.

		Weighted Average
Restricted Stock	Shares	Grant Date Fair Value

Outstanding at December 31, 2005	72,500	$28.70
Granted	92,300	33.50
Vested	(15,000)	23.25
Forfeited	(2,700)	33.60

Outstanding at September 30, 2006	147,100	$32.18

The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period. For performance-based restricted stock shares, the Corporation estimates the degree to which performance conditions will be met to determine the number of shares which will vest and the related compensation expense prior to the vesting date. Compensation expense is adjusted in the period such estimates change. At September 30, 2006, there were 42,500 shares of performance-based restricted stock shares that will vest only if certain earnings per share goals and service conditions are achieved. Failure to achieve the goals and service conditions will result in all or a portion of the shares being forfeited.

During the first nine months of 2006, 92,300 shares of restricted stock shares were awarded, of which, 2,700 shares were forfeited during the third quarter of 2006 and the remaining are restricted at September 30, 2006. During the second quarter of 2006, the Corporation estimated that the performance hurdles associated with 17,000 performance-based restricted stock shares would likely not be met, and thus, previously recognized expense related to these shares was reversed. Expense for restricted stock awards of approximately $722,000 and $865,000 was recorded for the nine months ended September 30, 2006 and 2005, respectively, and expense of approximately $278,000 and $251,000 was recorded for the three months ended September 30, 2006 and 2005, respectively. At September 30, 2006, the Corporation had $2.9 million of unrecognized compensation costs related to restricted stock shares that is expected to be recognized over a weighted-average period of 18 months.
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
The Corporation issues shares from treasury, when available, or new shares upon the exercise of stock options and vesting of restricted stock shares. The Board of Directors has authorized management to repurchase shares of the Corporation’s common stock in the market, to be made available for issuance in connection with the Corporation’s employee incentive plans and for other corporate purposes. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities.
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

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
($ in Thousands, except per share amounts)	2005	2005

Net income, as reported	$81,035	$232,520
Add: Stock-based employee compensation expenses included in reported net income, net of related tax effects	151	519
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(489)	(6,918)

Net income, as adjusted	$80,697	$226,121

Basic earnings per share, as reported	$0.63	$1.80

Basic earnings per share, as adjusted	$0.63	$1.76

Diluted earnings per share, as reported	$0.63	$1.79

Diluted earnings per share, as adjusted	$0.62	$1.73

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
To record the transaction, the Corporation assigned fair values to the assets acquired and liabilities assumed. The excess cost of the acquisition over the estimated fair value of the net assets acquired was allocated to identifiable intangible assets with the remainder then allocated to goodwill. Goodwill of approximately $199 million, a core deposit intangible of approximately $15 million (with a ten-year estimated life), and other intangibles of $2 million (noncompete contracts) recognized at acquisition were assigned to the banking segment. During the third quarter of 2006, goodwill was reduced by $4 million attributable to finalizing the distribution of an employee stock ownership plan acquired with State Financial. The Corporation relied on valuation reports by independent third parties in valuing the core deposit intangible and the noncompete contracts. If additional evidence becomes available subsequent to but within one year of recording the transaction indicating a significant difference from an initial estimated fair value used, goodwill could be adjusted. See Note 8 for additional information.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed of State Financial at the date of the acquisition.

$ in Millions
Investment securities available for sale	$348
Loans, net	979
Other assets	108
Intangible assets	17
Goodwill	199

Total assets acquired	$1,651

Deposits	$1,050
Borrowings	311
Other liabilities	9

Total liabilities assumed	$1,370

Net assets acquired	$281

NOTE 7: Investment Securities
The amortized cost and fair values of securities available for sale were as follows.

	September 30, 2006	September 30, 2005	December 31, 2005
	($ in Thousands)
Amortized cost	$3,445,977	$4,674,553	$4,717,489
Gross unrealized gains	35,329	63,971	54,491
Gross unrealized losses	(44,532)	(29,794)	(60,375)

Fair value	$3,436,774	$4,708,730	$4,711,605

The following represents gross unrealized losses and the related fair value of securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2006.

	Less than 12 months		12 months or more		Total
	Unrealized		Unrealized		Unrealized
September 30, 2006	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	($ in Thousands)
U. S. Treasury securities	$(9)	$1,980	$—	$—	$(9)	$1,980
Federal agency securities	(404)	46,440	(305)	15,623	(709)	62,063
Obligations of state and political subdivisions	(1,007)	120,912	(629)	54,999	(1,636)	175,911
Mortgage-related securities	(5,544)	421,315	(36,547)	1,565,953	(42,091)	1,987,268
Other securities (debt & equity)	(76)	8,105	(11)	289	(87)	8,394

Total	$(7,040)	$598,752	$(37,492)	$1,636,864	$(44,532)	$2,235,616

Management does not believe any individual unrealized loss at September 30, 2006 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-related securities relate primarily to mortgage-backed securities issued by government agencies such as the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation (“FHLMC”). These unrealized losses are primarily attributable to changes in interest rates and not credit deterioration. The Corporation currently has both the intent and ability to hold the securities contained in the previous table for a time necessary to recover the amortized cost.
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
The Corporation owns three FHLMC preferred stock securities that were determined to have an other-than-temporary impairment that resulted in a write-down of $2.2 million on these securities during 2004. At September 30, 2006, these securities were in an unrealized gain position with an amortized cost of $8.4 million and a fair value of $9.0 million.
For comparative purposes, the following represents gross unrealized losses and the related fair value of securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2005 and December 31, 2005, respectively.

	Less than 12 months		12 months or more		Total
	Unrealized		Unrealized		Unrealized
September 30, 2005	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	($ in Thousands)
U. S. Treasury securities	$(2)	$19,870	$(282)	$31,707	$(284)	$51,577
Federal agency securities	(880)	120,733	(730)	43,337	(1,610)	164,070
Obligations of state and political subdivisions	(138)	39,237	(148)	24,320	(286)	63,557
Mortgage-related securities	(8,446)	922,320	(18,999)	1,699,886	(27,445)	2,622,206
Other securities (debt & equity)	(169)	1,763	—	—	(169)	1,763

Total	$(9,635)	$1,103,923	$(20,159)	$1,799,250	$(29,794)	$2,903,173

	Less than 12 months		12 months or more		Total
	Unrealized		Unrealized		Unrealized
December 31, 2005	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	($ in Thousands)
U. S. Treasury securities	$(16)	$22,830	$(246)	$31,747	$(262)	$54,577
Federal agency securities	(2,356)	139,240	(1,079)	40,960	(3,435)	180,200
Obligations of state and political subdivisions	(2,890)	263,308	(340)	17,076	(3,230)	280,384
Mortgage-related securities	(20,544)	1,475,275	(32,559)	1,450,647	(53,103)	2,925,922
Other securities (debt & equity)	(337)	15,050	(8)	292	(345)	15,342

Total	$(26,143)	$1,915,703	$(34,232)	$1,540,722	$(60,375)	$3,456,425

NOTE 8: Goodwill and Other Intangible Assets
Goodwill: Goodwill is not amortized, but is subject to impairment tests on at least an annual basis. The Corporation conducts its impairment testing annually in May and no impairment loss was necessary in 2005 or through September 30, 2006. At September 30, 2006, goodwill of $850 million was assigned to the banking segment and goodwill of $22 million was assigned to the wealth management segment. The $6 million reduction to goodwill during the nine months ended September 30, 2006, resulted from a $4 million adjustment attributable to finalizing the dissolution of an employee stock ownership plan acquired with State Financial in October 2005 and a $2 million adjustment to the initially estimated fair values of tax liabilities related to the Corporation’s acquisition of a thrift in October 2004. The change in the carrying amount of goodwill was as follows.

	Nine months ended		Year ended
	September 30, 2006	September 30, 2005	December 31, 2005
	($ in Thousands)
Goodwill:
Balance at beginning of period	$877,680	$679,993	$679,993
Goodwill acquired, net of adjustments	(6,051)	—	197,687

Balance at end of period	$871,629	$679,993	$877,680

Other Intangible Assets: The Corporation has other intangible assets that are amortized, consisting of core deposit intangibles, other intangibles (primarily related to customer relationships acquired in connection with the Corporation’s insurance agency acquisitions), and mortgage servicing rights. The core deposit intangibles and mortgage servicing rights are assigned to the banking segment, while other intangibles of $15 million are assigned to the wealth management segment and $1 million are assigned to the banking segment as of September 30, 2006.

For core deposit intangibles and other intangibles, changes in the gross carrying amount, accumulated amortization, and net book value were as follows.

	At or for the		At or for the
	Nine months ended		Year ended
	September 30, 2006	September 30, 2005	December 31, 2005
	($ in Thousands)
Core deposit intangibles:
Gross carrying amount	$43,363	$28,202	$43,363
Accumulated amortization	(14,401)	(9,047)	(10,508)

Net book value	$28,962	$19,155	$32,855

Additions during the period	$—	$—	$15,161
Amortization during the period	(3,893)	(2,978)	(4,438)

Other intangibles:
Gross carrying amount	$26,348	$24,578	$26,348
Accumulated amortization	(10,697)	(6,728)	(7,686)

Net book value	$15,651	$17,850	$18,662

Additions during the period	$—	$—	$1,770
Amortization during the period	(3,011)	(3,211)	(4,169)
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

	At or for the		At or for the
	Nine months ended		Year ended
	September 30, 2006	September 30, 2005	December 31, 2005
	($ in Thousands)
Mortgage servicing rights:
Mortgage servicing rights at beginning of period	$76,236	$91,783	$91,783
Additions	11,508	14,015	18,496
Sale of servicing (1)	—	—	(10,087)
Amortization	(15,196)	(17,574)	(23,134)
Other-than-temporary impairment	(8)	(80)	(822)

Mortgage servicing rights at end of period	$72,540	$88,144	$76,236

Valuation allowance at beginning of period	(7,395)	(15,537)	(15,537)
(Additions) / Reversals, net	2,778	6,000	7,320
Other-than-temporary impairment	8	80	822

Valuation allowance at end of period	(4,609)	(9,457)	(7,395)

Mortgage servicing rights, net	$67,931	$78,687	$68,841

Portfolio of residential mortgage loans serviced for others (1)	$8,226,000	$9,492,000	$8,028,000
Mortgage servicing rights, net to Portfolio of residential mortgage loans serviced for others	0.83%	0.83%	0.86%
Mortgage servicing rights expense (2)	$12,418	$11,574	$15,814

(1)	The Corporation sold approximately $1.5 billion of its mortgage portfolio serviced for others with a carrying value of $10.1 million in the fourth quarter of 2005 at a $5.3 million gain, included in mortgage banking, net in the consolidated statements of income.

(2)	Includes the amortization of mortgage servicing rights and additions/reversals to the valuation allowance of mortgage servicing rights, and is a component of mortgage banking, net in the consolidated statements of income.

The following table shows the estimated future amortization expense for amortizing intangible assets. The projections of amortization expense for the next five years are based on existing asset balances, the current interest rate environment, and prepayment speeds as of September 30, 2006. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable.
Estimated amortization expense:

	Core Deposit	Other	Mortgage Servicing
	Intangible	Intangibles	Rights
	($ in Thousands)
Three months ending December 31, 2006	$1,300	$700	$4,900
Year ending December 31, 2007	4,500	1,900	17,600
Year ending December 31, 2008	3,900	1,200	14,400
Year ending December 31, 2009	3,600	1,100	11,100
Year ending December 31, 2010	3,200	1,100	8,600
Year ending December 31, 2011	3,200	1,000	6,300

NOTE 9: Long-term Funding
Long-term funding (funding with original contractual maturities greater than one year) was as follows.

	September 30,	September 30,	December 31,
	2006	2005	2005
	($ in Thousands)
Federal Home Loan Bank advances	$925,515	$1,357,840	$1,290,722
Bank notes	825,000	925,000	925,000
Repurchase agreements	105,000	875,000	709,550
Subordinated debt, net	199,274	199,123	199,161
Junior subordinated debentures, net	215,696	181,987	217,534
Other borrowed funds	2,169	6,508	6,509

Total long-term funding	$2,272,654	$3,545,458	$3,348,476

Federal Home Loan Bank (“FHLB”) advances: Long-term advances from the FHLB had maturities through 2020 and had weighted-average interest rates of 3.63% at September 30, 2006, compared to 3.29% at September 30, 2005 and 3.49% at December 31, 2005. These advances had a combination of fixed and variable rates, of which, 89% were fixed at September 30, 2006, while 78% and 77% were fixed at September 30, and December 31, 2005, respectively.
Bank notes: The long-term bank notes had maturities through 2008 and had weighted-average interest rates of 5.32% at September 30, 2006, 3.83% at September 30, 2005, and 4.31% at December 31, 2005. These notes had a combination of fixed and variable rates, of which 88% was variable rate at September 30, 2006, compared to 89% variable rate at both September 30, and December 31, 2005, respectively.
Repurchase agreements: The long-term repurchase agreements had maturities through 2009 and had weighted-average interest rates of 4.88% at September 30, 2006, 3.05% at September 30, 2005, and 3.55% at December 31, 2005. These repurchase agreements were 100% variable rate for all periods presented.
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
During 2002, the Corporation entered into interest rate swaps to hedge the interest rate risk on the ASBC Debentures. The fair value of the derivatives was a $1.8 million loss at September 30, 2006, compared to a $1.6 million gain at September 30, 2005 and a $0.2 million loss at December 31, 2005.
During the fourth quarter of 2005, as part of the State Financial acquisition, the Corporation acquired 100% of the common stock of SFSC Capital Trust II (the “SFSC Trust II”) and SFSC Capital Trust I (the “SFSC Trust I”). The SFSC Trust II and I each issued and sold $15 million of variable rate preferred securities (the “SFSC Preferred Securities”) and used the proceeds from the offerings and from the common stock to purchase a like amount of variable rate Junior Subordinated Debentures (the “SFSC Debentures”). The SFSC Preferred Securities accrue and pay dividends semi-annually at a variable dividend rate adjusted quarterly based on the 90-day LIBOR plus 2.80% and 3.45%, which was 8.29% and 8.86%, at September 30, 2006, for SFSC Trust II and I, respectively. The SFSC Preferred Securities are mandatorily redeemable upon the maturity of the SFSC Debentures on April 23, 2034 and November 7, 2032, respectively, or upon earlier redemption. The Corporation has the right to redeem the SFSC Debentures, at par, on January 23, 2009 and November 7, 2007, respectively, and quarterly thereafter.
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
Derivative instruments are required to be carried at fair value on the balance sheet with changes in the fair value recorded directly in earnings. If a derivative transaction qualifies to be designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the risk being hedged are recognized as an increase or decrease to the carrying value of the hedged item on the balance sheet and in the related income statement account. For fair value hedges in which the ineffectiveness is assumed to be zero, i.e. short cut hedges, the Corporation reviews the hedges on a quarterly basis to ensure the terms of the hedged item and hedging instrument remain unchanged. If the derivative qualifies to be designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and the ineffective portion is recognized immediately in interest expense.
To qualify for and maintain hedge accounting, the Corporation must meet formal documentation and effectiveness evaluation requirements both at the hedge’s inception and on an ongoing basis. The application of the hedge accounting policy requires strict adherence to documentation and effectiveness testing requirements, judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings, and measurement of changes in the fair value of hedged items. If it is determined that a derivative is not highly effective or has ceased to be a highly effective hedge, the Corporation discontinues hedge accounting prospectively. When hedge accounting is discontinued, the Corporation would continue to carry the derivative on the balance sheet at its fair value; however, for a discontinued cash flow hedge changes in the fair value of the derivative would be recorded in earnings instead of through other comprehensive income, and for a discontinued fair value hedge the changes in fair value of the hedged asset or liability would no longer be recorded through earnings. No unrealized gains or losses were recorded at September 30, 2006, as the Corporation had no cash flow hedges. When the cash flows associated with the hedged item are realized, the gain or loss is reclassified out of other comprehensive income and included in the same income statement account of the item being hedged.
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
For the first nine months of 2006, the Corporation recognized combined ineffectiveness of $0.1 million (which increased net interest income), relating to the Corporation’s fair value hedges of long-term, fixed-rate commercial loans and a long-term, fixed-rate subordinated debenture. No components of the derivatives change in fair value were excluded from the assessment of hedge effectiveness. Prior to March 31, 2006, the Corporation had been using the short cut method of assessing hedge effectiveness for a fair value hedge with $175 million notional balance hedging a long-term, fixed-rate subordinated debenture. Effective March 31, 2006, the Corporation de-designated the hedging relationship under the short cut method and re-designated the hedging relationship under a long-haul method utilizing the same instruments.
The table below identifies the Corporation’s derivative instruments, excluding mortgage derivatives, at September 30, 2006, as well as which instruments received hedge accounting treatment. Included in the table below for September 30, 2006, were customer interest rate swaps and interest rate caps for which the Corporation has mirror swaps and caps. The fair value of these customer swaps and caps and of the mirror swaps and caps is recorded in earnings and the net impact for the first nine months of 2006 was immaterial.

	Notional	Estimated Fair	Weighted Average
	Amount	Market Value	Receive Rate	Pay Rate	Maturity
	($ in Thousands)
September 30, 2006
Swaps–receive fixed / pay variable (1)	$175,000	$(1,830)	7.63%	6.41%	313 months
Swaps–receive variable / pay fixed (2)	235,375	2,898	7.31%	6.50%	63 months
Customer and mirror swaps (3)	404,303	—	5.06%	5.06%	68 months
Customer and mirror caps (3)	22,327	—	—	—	35 months

(1)	Fair value hedge accounting is applied on $175 million notional, which hedges a long-term, fixed-rate subordinated debenture.

(2)	Fair value hedge accounting is applied on $235 million notional, which hedges long-term, fixed-rate commercial loans.

(3)	Hedge accounting is not applied on $427 million notional of interest rate swaps and caps entered into with our customers, whose value changes are offset by mirror swaps and caps entered into with third parties.
For the mortgage derivatives, which are not included in the table above and are not accounted for as hedges, changes in the fair value are recorded to mortgage banking income. The fair value of the mortgage derivatives at September 30, 2006, was a net loss of $1.1 million, comprised of the net loss on commitments to fund approximately $125 million of loans to individual borrowers and the net loss on commitments to sell approximately $176 million of loans to various investors.
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
The following is a summary of lending-related commitments.

	September 30,
	2006	2005
	($ in Thousands)
Commitments to extend credit, excluding commitments to originate mortgage loans (1) (2)	$5,825,882	$4,908,235
Commercial letters of credit (1)	37,221	24,249
Standby letters of credit (3)	624,237	464,727

(1)	These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and thus are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and is not material at September 30, 2006 or 2005.

(2)	Commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are defined as derivatives and are therefore required to be recorded on the consolidated balance sheet at fair value. The Corporation’s derivative and hedging activity is further summarized in Note 10.

(3)	The Corporation has established a liability of $5.0 million and $4.6 million at September 30, 2006 and 2005, respectively, as an estimate of the fair value of these financial instruments.
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
Residential mortgage loans sold to others are sold on a nonrecourse basis, though one acquired thrift (prior to its acquisition by the Corporation in October 2004) retained the credit risk on the underlying loans it sold to the FHLB, in exchange for a monthly credit enhancement fee. At September 30, 2006 and 2005, there were $1.8 billion and $2.1 billion, respectively, of such loans being serviced with credit risk recourse, upon which there have been negligible historical losses.

NOTE 12: Retirement Plans
The Corporation has a noncontributory defined benefit retirement plan (“the Associated Plan”) covering substantially all full-time employees. The benefits are based primarily on years of service and the employee’s compensation paid. The Corporation assumed a pension plan in connection with its acquisition of a thrift in October 2004, which was then frozen on December 31, 2004, and qualified participants in this plan became eligible to participate in the Associated Plan as of January 1, 2005. The net periodic benefit cost of the retirement plans combined was as follows.

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	($ in Thousands)
Components of Net Periodic Benefit Cost

Service cost	$2,386	$2,241	$7,160	$6,722
Interest cost	1,334	1,336	4,001	4,007
Expected return on plan assets	(2,388)	(2,016)	(7,163)	(6,047)
Amortization of:
Transition asset	(22)	(81)	(66)	(243)
Prior service cost	12	18	35	55
Actuarial loss	259	220	776	661

Total net periodic benefit cost	$1,581	$1,718	$4,743	$5,155

The Corporation contributed $23 million to its pension plan during the nine months ended September 30, 2006. The Corporation regularly reviews the funding of its pension plans and generally contributes to its plan assets based on the minimum amounts required by funding requirements with consideration given to the maximum funding amounts allowed.
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

Selected segment information is presented below.

		Wealth		Consolidated
	Banking	Management	Other	Total
	($ in Thousands)
As of and for the nine months ended September 30, 2006

Net interest income	$503,116	$369	$—	$503,485
Provision for loan losses	11,988	—	—	11,988
Noninterest income	163,917	74,617	(2,372)	236,162
Depreciation and amortization	38,700	1,454	—	40,154
Other noninterest expense	299,032	50,199	(2,372)	346,859
Income taxes	89,169	9,333	—	98,502

Net income	$228,144	$14,000	$—	$242,144

Percent of consolidated net income	94%	6%	—	100%

Total assets	$20,861,322	$104,079	$(38,878)	$20,926,523

Percent of consolidated total assets	100%	—	—	100%

Total revenues *	$667,033	$74,986	$(2,372)	$739,647
Percent of consolidated total revenues*	90%	10%	—	100%

As of and for the nine months ended September 30, 2005

Net interest income	$496,384	$276	$—	$496,660
Provision for loan losses	9,343	—	—	9,343
Noninterest income	157,709	70,227	(320)	227,616
Depreciation and amortization	38,623	1,750	—	40,373
Other noninterest expense	286,015	46,430	(320)	332,125
Income taxes	100,986	8,929	—	109,915

Net income	$219,126	$13,394	$—	$232,520

Percent of consolidated net income	94%	6%	—	100%

Total assets	$20,679,375	$88,324	$(25,968)	$20,741,731

Percent of consolidated total assets	100%	—	—	100%

Total revenues *	$654,093	$70,503	$(320)	$724,276
Percent of consolidated total revenues*	90%	10%	—	100%

*	Total revenues for this segment disclosure are defined to be the sum of net interest income plus noninterest income, net of mortgage servicing rights amortization.

		Wealth		Consolidated
	Banking	Management	Other	Total
	($ in Thousands)
As of and for the three months ended September 30, 2006

Net interest income	$168,118	$99	$—	$168,217
Provision for loan losses	3,837	—	—	3,837
Noninterest income	54,865	23,979	(790)	78,054
Depreciation and amortization	12,666	457	—	13,123
Other noninterest expense	100,583	15,839	(790)	115,632
Income taxes	33,678	3,113	—	36,791

Net income	$72,219	$4,669	$—	$76,888

Percent of consolidated net income	94%	6%	—	100%

Total assets	$20,861,322	$104,079	$(38,878)	$20,926,523

Percent of consolidated total assets	100%	—	—	100%

Total revenues *	$222,983	$24,078	$(790)	$246,271
Percent of consolidated total revenues*	90%	10%	—	100%

As of and for the three months ended September 30, 2005

Net interest income	$163,993	$85	$—	$164,078
Provision for loan losses	3,345	—	—	3,345
Noninterest income	60,938	21,954	(72)	82,820
Depreciation and amortization	12,994	556	—	13,550
Other noninterest expense	94,171	15,554	(72)	109,653
Income taxes	36,944	2,371	—	39,315

Net income	$77,477	$3,558	$—	$81,035

Percent of consolidated net income	96%	4%	—	100%

Total assets	$20,679,375	$88,324	$(25,968)	$20,741,731

Percent of consolidated total assets	100%	—	—	100%

Total revenues *	$224,931	$22,039	$(72)	$246,898
Percent of consolidated total revenues*	91%	9%	—	100%

*	Total revenues for this segment disclosure are defined to be the sum of net interest income plus noninterest income, net of mortgage servicing rights amortization.

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
Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, could affect the future financial results of the Corporation and could cause those results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document. These factors, many of which are beyond the Corporation’s control, include the following:
•	operating, legal, and regulatory risks;

•	economic, political, and competitive forces affecting the Corporation’s banking, securities, asset management, and credit services businesses;

•	integration risks related to acquisitions;

•	impact on net interest income of changes in monetary policy and general economic conditions; and

•	the risk that the Corporation’s analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.
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
The following discussion refers to the Corporation’s business combination activity that may impact the comparability of certain financial data (see also Note 6, “Business Combinations,” of the notes to consolidated financial statements). In particular, consolidated financial results for the first nine months of 2005 reflect no contribution from its October 3, 2005 purchase acquisition of State Financial, which at acquisition was a $2 billion financial services company.
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
Mortgage Servicing Rights Valuation: The fair value of the Corporation’s mortgage servicing rights asset is important to the presentation of the consolidated financial statements since the mortgage servicing rights are carried on the consolidated balance sheet at the lower of amortized cost or estimated fair value. Mortgage servicing rights do not trade in an active open market with readily observable prices. As such, like other participants in the mortgage banking business, the Corporation relies on an internal discounted cash flow model to estimate the fair value of its mortgage servicing rights. The use of an internal discounted cash flow model involves judgment, particularly of estimated prepayment speeds of underlying mortgages serviced and the overall level of interest rates. Loan type and note rate are the predominant risk characteristics of the underlying loans used to stratify capitalized mortgage servicing rights for purposes of measuring impairment. The Corporation periodically reviews the assumptions underlying the valuation of mortgage servicing rights. In addition, the Corporation consults periodically with third parties as to the assumptions used and to determine that the resultant valuation is within the context of the market. While the Corporation believes that the values produced by its internal model are indicative of the fair value of its mortgage servicing rights portfolio, these values can change significantly depending upon key factors, such as the then current interest rate environment, estimated prepayment speeds of the underlying mortgages serviced, and other economic conditions. To better understand the sensitivity of the impact on prepayment speeds to changes in interest rates, if mortgage interest rates moved up 50 basis points (“bp”) at September 30, 2006 (holding all other factors unchanged), it is anticipated that prepayment speeds would have slowed and the modeled estimated value of mortgage servicing rights could have been $1.4 million higher (leading to more valuation allowance reversal and an increase in mortgage banking income). Conversely, if mortgage interest rates moved down 50 bp, prepayment speeds would have likely increased and the modeled estimated value of mortgage servicing rights could have been $2.0 million lower (leading to adding more valuation allowance and a decrease in mortgage banking income). The proceeds that might be received should the Corporation actually consider a sale of some or all of the mortgage servicing rights portfolio could differ from the amounts reported at any point in time. The Corporation believes the mortgage servicing rights asset is properly recorded in the consolidated financial statements. See Note 8, “Goodwill and Other Intangible Assets,” of the notes to consolidated financial statements and section “Noninterest Income.”

Derivative Financial Instruments and Hedge Accounting: In various aspects of its business, the Corporation uses derivative financial instruments to modify exposures to changes in interest rates and market prices for other financial instruments. Derivative instruments are required to be carried at fair value on the balance sheet with changes in the fair value recorded directly in earnings. To qualify for and maintain hedge accounting, the Corporation must meet formal documentation and effectiveness evaluation requirements both at the hedge’s inception and on an ongoing basis. The application of the hedge accounting policy requires strict adherence to documentation and effectiveness testing requirements, judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings, and measurement of changes in the fair value of hedged items. If, in the future, derivative financial instruments used by the Corporation no longer qualify for hedge accounting, the impact on the consolidated results of operations and reported earnings could be significant. When hedge accounting is discontinued, the Corporation would continue to carry the derivative on the balance sheet at its fair value; however, for a cash flow derivative changes in its fair value would be recorded in earnings instead of through other comprehensive income, and for a fair value derivative the changes in fair value of the hedged asset or liability would no longer be recorded through earnings. Effective in the second quarter of 2005, certain interest rate swaps and an interest rate cap lost hedge accounting treatment as determined by the Corporation, and a $6.7 million net loss was recorded in other income for the quarter ended June 30, 2005, which after tax was a $4.0 million reduction to net income. Certain derivative instruments that lost hedge accounting in the second quarter of 2005 were subsequently terminated in the third quarter of 2005 at a net gain of $1.0 million recorded in other income. The Corporation continues to evaluate its future hedging strategies. See Note 10, “Derivatives and Hedging Activities,” of the notes to consolidated financial statements.
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
Note 13, “Segment Reporting,” of the notes to consolidated financial statements, indicates that the banking segment represents 90% of consolidated total revenues and 94% of consolidated net income for the first nine months of 2006, as defined in the Note. The Corporation’s profitability is predominantly dependent on net interest income, noninterest income, the level of the provision for loan losses, noninterest expense, and taxes of its banking segment. The consolidated discussion therefore predominantly describes the banking segment results. The Corporation’s critical accounting policies primarily affect the banking segment, with the exception of income tax accounting, which affects both the banking and wealth management segments (see section “Critical Accounting Policies”).
The contribution from the wealth management segment to consolidated net income and total revenues (as defined and disclosed in Note 13, “Segment Reporting,” of the notes to consolidated financial statements) was approximately 6% and 10%, respectively, for both comparable nine-month periods in 2006 and 2005. Wealth management segment revenues were up $4 million (6%) and expenses were up $3 million (7%) between the first nine months of 2006 and the first nine months of 2005. Wealth segment assets (which consist predominantly of cash equivalents, investments, customer receivables, goodwill and intangibles) were up $16 million (18%) between September 30, 2006 and September 30, 2005, predominantly cash equivalents. The major components of wealth management revenues are trust fees, insurance fees and commissions, and brokerage commissions, which are individually discussed in section “Noninterest Income.” The major expenses for the wealth management segment are personnel expense (72% and 71%, respectively, of total segment noninterest expense for year-to-date 2006 and the comparable period in 2005), as well as occupancy, processing, and other costs, which are covered generally in the consolidated discussion in section “Noninterest Expense.” See also Note 8, “Goodwill and Other Intangible Assets,” of the notes to consolidated financial statements for additional disclosure related to goodwill and other intangible assets assigned to the wealth management segment.
Results of Operations – Summary
TABLE 1
Summary Results of Operations: Trends
($ in Thousands, except per share data)

	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.
	2006	2006	2006	2005	2005

Net income (Quarter)	$76,888	$83,549	$81,707	$87,641	$81,035
Net income (Year-to-date)	242,144	165,256	81,707	320,161	232,520

Earnings per share – basic (Quarter)	$0.58	$0.63	$0.60	$0.65	$0.63
Earnings per share – basic (Year-to-date)	1.82	1.24	0.60	2.45	1.80

Earnings per share – diluted (Quarter)	$0.58	$0.63	$0.60	$0.64	$0.63
Earnings per share – diluted (Year-to-date)	1.81	1.23	0.60	2.43	1.79

Return on average assets (Quarter)	1.46%	1.58%	1.52%	1.58%	1.56%
Return on average assets (Year-to-date)	1.52	1.55	1.52	1.53	1.51

Return on average equity (Quarter)	13.36%	14.86%	14.16%	14.99%	15.85%
Return on average equity (Year-to-date)	14.12	14.51	14.16	15.24	15.33

Return on tangible average equity (Quarter) (1)	22.32%	25.18%	23.48%	22.70%	24.55%
Return on tangible average equity (Year-to-date) (1)	23.64	24.31	23.48	23.47	23.78

Efficiency ratio (Quarter) (2)	50.19%	49.82%	51.00%	48.38%	47.90%
Efficiency ratio (Year-to-date) (2)	50.33	50.40	51.00	48.99	49.20

Net interest margin (Quarter)	3.63%	3.59%	3.48%	3.59%	3.56%
Net interest margin (Year-to-date)	3.56	3.53	3.48	3.64	3.62

(1)	Return on tangible average equity = Net income divided by average equity excluding average goodwill and other intangible assets. This is a non-GAAP financial measure.

(2)	Efficiency ratio = Noninterest expense divided by sum of taxable equivalent net interest income plus noninterest income, excluding investment securities gains (losses), net, and asset sales gains (losses), net.
Net income for the nine months ended September 30, 2006 totaled $242.1 million, or $1.82 and $1.81 for basic and diluted earnings per share, respectively. Comparatively, net income for the nine months ended September 30, 2005 was $232.5 million, or $1.80 and $1.79 for basic and diluted earnings per share, respectively. Year-to-date 2006 results generated an annualized return on average assets of 1.52% and an annualized return on average equity of 14.12%, compared to 1.51% and 15.33%, respectively, for the comparable period in 2005. The net interest margin for the first nine months of 2006 was 3.56% compared to 3.62% for the first nine months of 2005.
Net Interest Income and Net Interest Margin
Net interest income on a taxable equivalent basis for the nine months ended September 30, 2006, was $523 million, an increase of $7.8 million (1.5%) over the comparable period last year. As indicated in Tables 2 and 3, the $7.8 million increase in taxable equivalent net interest income was attributable principally to favorable volume variances (with balance sheet changes from the State Financial acquisition, organic growth and corporate initiatives adding $24.5 million to taxable equivalent net interest income), mitigated by unfavorable rate variances (as the impact of changes in the interest rate environment and product pricing reduced taxable equivalent net interest income by $16.7 million).
The net interest margin for the first nine months of 2006 was 3.56%, down 6 bp from 3.62% for the comparable period in 2005. This comparable period decrease was a function of a 23 bp decrease in interest rate spread (the net of a 122 bp increase in the cost of interest-bearing liabilities and a 99 bp increase in the yield on earning assets) offset in part by 17 bp higher contribution from net free funds (attributable largely to the higher interest rate environment in 2006 which increased the value of noninterest-bearing demand deposits, a principal component of net free funds).

The Federal Reserve raised interest rates by 300 bp since the beginning of 2005, resulting in an average Federal funds rate of 4.86% for the first nine months of 2006, 193 bp higher than the average Federal funds rate during the comparable 2005 period. The prolonged flattening of the yield curve (i.e., rising short-term interest rates without commensurate increases to longer-term rates), together with competitive pricing on both loans and deposits put downward pressure on the interest rate spread.
The year-to-date 2006 yield on earning assets was 6.67%, 99 bp higher than the comparable nine-month period last year, aided in part by higher-yielding loans representing a larger percentage of earning assets. The average loan yield was up 108 bp to 7.09%, attributable to the repricing of variable rate loans in the higher interest rate environment, as well as higher, though competitive, pricing on new and refinanced loans. The average yield on investments and other earning assets increased 30 bp to 5.02%, in part, impacted favorably by the sale of $0.7 billion of targeted low-yielding investment securities in March 2006. See Note 7, “Investment Securities,” of the notes to consolidated financial statements and section “Balance Sheet” for additional information.
The year-to-date 2006 cost of interest-bearing liabilities was 3.62%, up 122 bp compared to the same period in 2005, principally reflecting the rising rate environment, though mitigated, in part, as lower-costing deposits represented a larger percentage of interest-bearing liabilities. The average cost of interest-bearing deposits increased 119 bp to 3.14%, given aggressive pricing to attract and retain business and municipal deposits. The cost of wholesale funding (comprised of short-term borrowings and long-term funding) was 4.62%, up 149 bp from year-to-date 2005. Short-term borrowings were the most directly impacted by the higher interest rates between comparable periods, increasing 179 bp to 4.75%, while long-term funding rose 121 bp to 4.48%.
Average earning assets of $19.4 billion, were up $0.5 billion (2.8%) over the comparable nine-month period last year, with the State Financial acquisition and organic growth adding to earning assets, while corporate initiatives reduced the level of investments. On average, loans of $15.4 billion for the first nine months of 2006, increased $1.3 billion (9.5%), with State Financial adding $1.0 billion of loans at acquisition. The overall growth in average loans was comprised of increases in commercial loans (up $1.2 billion) and retail loans (up $0.2 billion, primarily in home equity), while residential mortgages decreased slightly (down $0.1 million). Average loans represented 79% of average earning assets for the first nine months of 2006, compared to 75% for the comparable 2005 period. Average investments of $4.0 billion decreased by $0.8 billion from the average investments of $4.8 billion for the first nine months of 2005. The decrease was the net result of $0.3 billion added from State Financial at acquisition and a $1.1 billion net reduction from maturities and sales in conjunction with the corporate initiative whereby cash flows from maturing or sold investments beginning in the fourth quarter 2005 were not reinvested, but used to reduce wholesale funding and repurchase stock.
Average interest-bearing liabilities of $16.7 billion increased by $0.5 billion (3.0%) over the comparable period in 2005, supporting the growth in earning assets. Average interest-bearing deposits were higher by $1.3 billion and net free funds (largely noninterest-bearing demand deposits) were up slightly, with State Financial adding deposits of $1.0 billion at consummation. Average interest-bearing deposits represented 68% of average interest-bearing liabilities for the first nine months of 2006, compared to 62% for the comparable 2005 period. Average wholesale funding balances declined between the nine-month periods by $0.8 billion (with long-term funding down $0.7 billion and short-term borrowings down $0.1 billion), as a result of the wholesale funding reduction strategy cited above. As a percentage of total average interest-bearing liabilities, wholesale funding declined to 32% for the first nine months of 2006 compared to 38% for the same period in 2005.

TABLE 2
Net Interest Income Analysis-Taxable Equivalent Basis
($ in Thousands)

	Nine Months ended September 30, 2006			Nine Months ended September 30, 2005
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

Earning assets:
Loans: (1) (2) (3) (4)
Commercial	$9,534,532	$525,319	7.27%	$8,356,785	$375,704	5.93%
Residential mortgage	2,804,961	122,006	5.80	2,865,319	119,614	5.56
Retail	3,076,726	178,541	7.74	2,853,809	142,965	6.68

Total loans	15,416,219	825,866	7.09	14,075,913	638,283	6.01
Investments and other (1)	3,987,542	150,212	5.02	4,802,670	169,942	4.72

Total earning assets	19,403,761	$976,078	6.67	18,878,583	$808,225	5.68
Other assets, net	1,935,900			1,672,053

Total assets	$21,339,661			$20,550,636

Interest-bearing liabilities:
Interest-bearing deposits:
Savings deposits	$1,037,542	$2,921	0.38%	$1,116,871	$3,077	0.37%
Interest-bearing demand deposits	2,087,670	26,950	1.73	2,380,397	19,530	1.10
Money market deposits	3,188,616	84,086	3.53	2,140,763	28,505	1.78
Time deposits, excluding Brokered CDs	4,398,820	129,618	3.94	3,996,324	86,545	2.90

Total interest-bearing deposits, excluding Brokered CDs	10,712,648	243,575	3.04	9,634,355	137,657	1.91
Brokered CDs	579,650	21,621	4.99	364,381	8,461	3.10

Total interest-bearing deposits	11,292,298	265,196	3.14	9,998,736	146,118	1.95
Wholesale funding	5,368,157	187,732	4.62	6,183,220	146,704	3.13

Total interest-bearing liabilities	16,660,455	$452,928	3.62	16,181,956	$292,822	2.40

Noninterest-bearing demand deposits	2,289,368			2,187,931
Other liabilities	97,241			153,077
Stockholders’ equity	2,292,597			2,027,672

Total liabilities and equity	$21,339,661			$20,550,636

Interest rate spread			3.05%			3.28%
Net free funds			0.51			0.34

Taxable equivalent net interest income and net interest margin		$523,150	3.56%		$515,403	3.62%

Taxable equivalent adjustment		19,665			18,743

Net interest income		$503,485			$496,660

(1)	The yield on tax exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented.

(2)	Nonaccrual loans and loans held for sale are included in the average balances.

(3)	Interest income includes net loan fees.

(4)	Commercial includes commercial, financial, and agricultural, real estate construction, commercial real estate, and lease financing; residential mortgage includes residential mortgage first liens; and retail includes home equity lines, residential mortgage junior liens, and installment loans (such as educational and other consumer loans).

TABLE 2 (continued)
Net Interest Income Analysis-Taxable Equivalent Basis
($ in Thousands)

	Three Months ended September 30, 2006			Three Months ended September 30, 2005
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

Earning assets:
Loans: (1) (2) (3) (4)
Commercial	$9,571,264	$182,603	7.47%	$8,411,678	$134,503	6.26%
Residential mortgage	2,727,101	40,348	5.89	2,880,685	40,253	5.56
Retail	3,105,858	62,127	7.96	2,871,464	48,940	6.78

Total loans	15,404,223	285,078	7.29	14,163,827	223,696	6.22
Investments and other (1)	3,564,361	45,990	5.16	4,796,208	56,042	4.67

Total earning assets	18,968,584	$331,068	6.89	18,960,035	$279,738	5.83
Other assets, net	1,922,417			1,647,866

Total assets	$20,891,001			$20,607,901

Interest-bearing liabilities:
Interest-bearing deposits:
Savings deposits	$993,677	$998	0.40%	$1,097,955	$1,024	0.37%
Interest-bearing demand deposits	1,740,296	7,571	1.73	2,193,600	6,107	1.10
Money market deposits	3,582,339	34,438	3.81	2,198,538	11,822	2.13
Time deposits, excluding Brokered CDs	4,433,660	47,049	4.21	3,913,389	30,395	3.08

Total interest-bearing deposits, excluding Brokered CDs	10,749,972	90,056	3.32	9,403,482	49,348	2.08
Brokered CDs	684,150	9,186	5.33	487,305	4,250	3.46

Total interest-bearing deposits	11,434,122	99,242	3.44	9,890,787	53,598	2.15
Wholesale funding	4,636,853	57,114	4.83	6,307,705	55,715	3.47

Total interest-bearing liabilities	16,070,975	$156,356	3.84	16,198,492	$109,313	2.66

Noninterest-bearing demand deposits	2,450,282			2,242,932
Other liabilities	85,811			138,692
Stockholders’ equity	2,283,933			2,027,785

Total liabilities and equity	$20,891,001			$20,607,901

Interest rate spread			3.05%			3.17%
Net free funds			0.58			0.39

Taxable equivalent net interest income and net interest margin		$174,712	3.63%		$170,425	3.56%

Taxable equivalent adjustment		6,495			6,347
Net interest income		$168,217			$164,078

TABLE 3
Volume / Rate Variance — Taxable Equivalent Basis
($ in Thousands)

	Comparison of			Comparison of
	Nine months ended Sept. 30, 2006 versus 2005			Three months ended Sept. 30, 2006 versus 2005
	Income/Expense	Variance Attributable to		Income/Expense	Variance Attributable to
	Variance (1)	Volume	Rate	Variance (1)	Volume	Rate

INTEREST INCOME: (2)
Loans:
Commercial	$149,615	$57,878	$91,737	$48,100	$20,138	$27,962
Residential mortgage	2,392	(2,555)	4,947	95	(2,206)	2,301
Retail	35,576	11,330	24,246	13,187	4,173	9,014

Total loans	187,583	66,653	120,930	61,382	22,105	39,277
Investments and other	(19,730)	(30,788)	11,058	(10,052)	(15,521)	5,469

Total interest income	$167,853	$35,865	$131,988	$51,330	$6,584	$44,746

INTEREST EXPENSE:
Interest-bearing deposits:
Savings deposits	$(156)	$(222)	$66	$(26)	$(101)	$75
Interest-bearing demand deposits	7,420	(2,645)	10,065	1,464	(1,453)	2,917
Money market deposits	55,581	18,508	37,073	22,616	10,045	12,571
Time deposits, excluding brokered CDs	43,073	9,403	33,670	16,654	4,435	12,219

Interest-bearing deposits, excluding brokered CDs	105,918	25,044	80,874	40,708	12,926	27,782
Brokered CDs	13,160	6,494	6,666	4,936	2,114	2,822

Total interest-bearing deposits	119,078	31,538	87,540	45,644	15,040	30,604
Wholesale funding	41,028	(20,162)	61,190	1,399	(16,436)	17,835

Total interest expense	160,106	11,376	148,730	47,043	(1,396)	48,439

Net interest income, taxable equivalent	$7,747	$24,489	$(16,742)	$4,287	$7,980	$(3,693)

(1)	The change in interest due to both rate and volume has been allocated proportionately to volume variance and rate variance based on the relationship of the absolute dollar change in each.

(2)	The yield on tax-exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented.

Provision for Loan Losses
At September 30, 2006, the allowance for loan losses was $203.4 million, unchanged from December 31, 2005, and up from $190.1 million at September 30, 2005. The provision for loan losses for the first nine months of 2006 was $12.0 million, compared to $9.3 million for the same period in 2005. Net charge offs were $12.0 million and $9.0 million for the nine months ended September 30, 2006 and 2005, respectively. Annualized net charge offs as a percent of average loans for year-to-date 2006 were 0.10%, compared to 0.09% for both the full year 2005 and the comparable year-to-date period in 2005. The ratio of the allowance for loan losses to total loans was 1.33%, down from 1.34% at December 31, 2005, and 1.35% at September 30, 2005. Nonperforming loans at September 30, 2006, were $128.6 million (or 0.84% of loans), compared to $98.6 million (or 0.65% of loans) at December 31, 2005, and $110.7 million (or 0.78% of loans) at September 30, 2005. See Table 8 for additional details.
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
Noninterest Income
For the nine months ended September 30, 2006, noninterest income was $221.0 million, up $10.9 million or 5.2% compared to $210.1 million for year-to-date 2005. The first nine months of 2005 carry no financial results from the October 2005 State Financial acquisition. (See also Table 12 for detailed trends of selected quarterly information.)
Core fee-based revenues of trust service fees, service charges on deposits, card-based and other non-deposit fees, and retail commissions totaled $172.5 million, up 7.8% over $160.1 million for the comparable nine month period of 2005. Net mortgage banking income was down 46.1% between year-to-date periods, as the real estate market continues to experience a slowdown. All other noninterest income sources combined (including BOLI, net asset and investment securities gains, and other income) totaled $35.4 million for the first nine months of 2006, compared to $25.8 million last year.
TABLE 4
Noninterest Income
($ in Thousands)

	3rd Qtr.	3rd Qtr.	Dollar	Percent	YTD	YTD	Dollar	Percent
	2006	2005	Change	Change	2006	2005	Change	Change

Trust service fees	$9,339	$8,667	$672	7.8%	$27,543	$25,962	$1,581	6.1%
Service charges on deposit accounts	23,438	22,830	608	2.7	67,379	63,710	3,669	5.8
Mortgage banking income	8,450	13,324	(4,874)	(36.6)	25,484	35,803	(10,319)	(28.8)
Mortgage servicing rights (“MSR”) expense	5,617	1,355	4,262	314.5	12,418	11,574	844	7.3

Mortgage banking, net	2,833	11,969	(9,136)	(76.3)	13,066	24,229	(11,163)	(46.1)
Card-based & other nondeposit fees	10,461	9,505	956	10.1	31,394	27,406	3,988	14.6
Retail commissions	14,360	12,905	1,455	11.3	46,203	42,980	3,223	7.5
Bank owned life insurance (“BOLI”) income	4,390	2,441	1,949	79.8	11,053	6,920	4,133	59.7
Other	6,911	6,260	651	10.4	18,957	14,719	4,238	28.8

Subtotal	71,732	74,577	(2,845)	(3.8)	215,595	205,926	9,669	4.7
Asset sale gains, net	89	942	(853)	N/M	213	1,179	(966)	N/M
Investment securities gains, net	1,164	1,446	(282)	N/M	5,158	2,937	2,221	N/M

Total noninterest income	$72,985	$76,965	$(3,980)	(5.2)%	$220,966	$210,042	$10,924	5.2%

N/M – Not meaningful.
Trust service fees were $27.5 million, up $1.6 million (6.1%) between the comparable nine-month periods. The change was primarily the result of an improved stock market, particularly starting late in 2005. The market value of assets under management was $5.46 billion and $4.89 billion at September 30, 2006 and 2005, respectively.

Service charges on deposit accounts were $67.4 million, up $3.7 million (5.8%) over the comparable nine-month period last year. The increase was primarily a function of higher volumes associated with the increased deposit account base, including fees on nonsufficient funds up $3.3 million (7.8%) and service charges on personal accounts up $0.5 million (6.1%).
Net mortgage banking income was $13.1 million for the first nine months of 2006, down $11.1 million (46.1%) from the first nine months of 2005. The net decrease was a result of lower mortgage banking revenues (down $10.3 million, with servicing fees down $3.3 million and net gains on sales and other fees down $7.0 million), and higher mortgage servicing rights (“MSR”) expense (unfavorable by $0.8 million). Servicing fees declined (down $3.3 million) in relation to the residential mortgage portfolio serviced for others which was down 15% on average from the first nine months of 2005, due principally to the Corporation’s sale of approximately $1.5 billion of its servicing portfolio at a $5.3 million gain recorded late in the fourth quarter of 2005. Net gains on sales and other fees (down $7.0 million) were affected by lower margins on sales between the years and lower secondary mortgage production to sell which was down 19% (from $1.2 billion to $1.0 billion for the nine months of 2005 and 2006, respectively).
MSR expense is affected primarily by changes in estimated prepayment speeds and related movements in the estimated fair value of the MSR asset. MSR expense for the nine months ended September 30, 2006, was $0.8 million higher than the comparable period in 2005, with $2.4 million lower base amortization on the MSR asset (in line with the reduced MSR asset following the bulk sale of servicing in the fourth quarter of 2005) and $3.2 million lower valuation reserve recovery (i.e. a $2.8 million valuation recovery in the first nine months of 2006 compared to a $6.0 million valuation recovery in the first nine months of 2005). As mortgage interest rates rise, prepayment speeds are usually slower and the value of the MSR asset generally increases, requiring less valuation reserve. At September 30, 2006, the net MSR asset was $67.9 million, representing 83 basis points of the $8.23 billion mortgage portfolio serviced for others, compared to a net MSR asset of $78.7 million, representing 83 basis points of the $9.49 billion servicing portfolio at September 30, 2005. The valuation of the mortgage servicing rights asset is considered a critical accounting policy. See section “Critical Accounting Policies,” as well as Note 8, “Goodwill and Other Intangible Assets,” of the notes to consolidated financial statements for additional disclosure.
Card-based and other nondeposit fees were $31.4 million, up $4.0 million (14.6%) over the first nine months of 2005, aided by the inclusion of State Financial accounts, increases in card-related inclearing and other fees, and higher ancillary loan fees. Retail commissions (which include commissions from insurance and brokerage product sales) were $46.2 million for the first nine months of 2006, up $3.2 million (7.5%) compared to the first nine months of 2005, attributable to increased sales. Insurance commissions of $33.4 million were up $1.7 million (5.3%), fixed annuity commissions of $6.4 million were up $1.4 million (28.9%), and brokerage (including variable annuities) of $6.4 million was up $0.1 million, compared to the first nine months of 2005.
BOLI income was $11.1 million, up $4.1 million (59.7%) from the first nine months of 2005, a direct result of additional BOLI balances between the periods and the 2006 upward repricing of BOLI investments. Other income was $19.0 million for the first nine months of 2006, compared to $14.7 million for the first nine months of 2005, with 2005 including a $5.7 million net loss on derivatives no longer accounted for as hedges (see also section “Critical Accounting Policies”), offset partly by a $4.5 million non-recurring gain due to cash received from the dissolution of stock in a regional ATM network. The remaining increase in other income resulted from higher miscellaneous fees (such as check charge income, international banking income, and safe deposit box revenues).
For the first nine months of 2006, net investment securities gains were $5.2 million. Gains on equity securities sales of $21.0 million were offset by losses of $15.8 million, predominantly from the March 2006 sale of $0.7 billion of investments as part of the Corporation’s initiative to reduce wholesale borrowings. Net investment securities gains of $2.9 million for the first nine months of 2005 included gains of $3.1 million on the sale of common stock holdings and losses of $0.2 million on the sale of mortgage-related securities.

Noninterest Expense
Noninterest expense was $371.8 million for the first nine months of 2006, up $16.9 million (4.8%) over the comparable period last year, reflecting the larger operating base attributable to the October 2005 State Financial acquisition, offset partly by a focus on expense control. The first nine months of 2005 carry no financial results from State Financial. (See also Table 12 for detailed trends of selected quarterly information.)
Personnel expense, up $8.8 million or 4.3%, accounted for approximately half of the increase in total noninterest expense, while all remaining expense categories on a combined basis were up $8.1 million or 5.5%. Included in personnel expense for the first nine months of 2006 was $0.7 million of compensation expense related to unvested stock options, due to the Corporation’s required adoption of SFAS 123R effective January 1, 2006. See Note 3, “New Accounting Pronouncements,” and Note 5, “Stock-Based Compensation,” of the notes to consolidated financial statements for additional disclosure. The Corporation had anticipated that the expense recorded in 2006 would not be significant given that the expense would be based on the unvested options granted in 2003 and 2004, with no expense from the options granted in 2005 (as these options were fully vested by year-end 2005), and no significant option grants to be made in 2006.
TABLE 5
Noninterest Expense
($ in Thousands)

	3rd Qtr.	3rd Qtr.	Dollar	Percent	YTD	YTD	Dollar	Percent
	2006	2005	Change	Change	2006	2005	Change	Change

Personnel expense	$71,321	$66,403	$4,918	7.4%	$215,116	$206,322	$8,794	4.3%
Occupancy	10,442	9,412	1,030	10.9	32,854	28,674	4,180	14.6
Equipment	4,355	4,199	156	3.7	13,166	12,431	735	5.9
Data processing	7,190	7,129	61	0.9	21,537	20,150	1,387	6.9
Business development & advertising	4,142	4,570	(428)	(9.4)	12,492	12,662	(170)	(1.3)
Stationery and supplies	1,787	1,599	188	11.8	5,345	5,087	258	5.1
Other intangible amortization expense	2,280	1,903	377	19.8	6,904	6,189	715	11.6
Legal and professional	2,981	2,232	749	33.6	8,816	7,614	1,202	15.8
Postage	1,877	1,632	245	15.0	5,589	4,992	597	12.0
Other	17,311	18,269	(958)	(5.2)	49,998	50,803	(805)	(1.6)

Total noninterest expense	$123,686	$117,348	$6,338	5.4%	$371,817	$354,924	$16,893	4.8%

Efficiency ratio *	50.19%	47.90%			50.33%	49.20%

*	Efficiency ratio = Noninterest expense divided by sum of taxable equivalent net interest income plus noninterest income, excluding investment securities gains, net, and asset sales gains, net.
Personnel expense (including salary-related expenses and fringe benefit expenses) was $215.1 million for the first nine months of 2006, up $8.8 million (4.3%) over the first nine months of 2005, in part as the number of full time equivalent employees increased by an average of 4%. Salary-related expenses were up $4.2 million (2.6%), with higher net salaries (up $7.6 million or 6.2%) from the larger employee base and merit increases between the years, largely offset by lower overtime and severance costs (down $1.7 million combined), as well as lower incentives and commission-based pay (down $1.7 million combined). Fringe benefit expenses were up $4.6 million (9.5%) over the comparable 2005 period, in response to the larger salary base and higher premium-based benefits (due to rising health care costs and increased claims experience), offset partly by reductions in other benefit plans (primarily profit sharing ).
Between the comparable nine-month periods, occupancy expense was up $4.2 million, equipment expense was up $0.7 million, data processing was up $1.4 million, and postage was up $0.6 million, in part due to the rise in the cost of underlying services (such as utilities, rent, property taxes and postage), as well as increased costs to support the larger operating base in terms of the number of branches, employees, and accounts serviced (such as higher depreciation, technology expenditures, third party processing, and mailing costs).
Business development and advertising was down slightly ($0.2 million or 1.3%), and other expense was down ($0.8 million or 1.6%), while stationery and supplies were up modestly ($0.3 million or 5.1%) between the comparable nine-month periods, reflecting efforts to control selected discretionary expenses. Intangible amortization expense increased $0.7 million, primarily a function of amortizing intangible assets added from the 2005 acquisition. Legal and professional expenses were up $1.2 million over the first nine months of 2005, predominantly from increased consultant costs.

Income Taxes
Income tax expense for the first nine months of 2006 was $98.5 million compared to $109.9 million for the first nine months of 2005. The effective tax rate (income tax expense divided by income before taxes) was 28.9% and 32.1% for the comparable nine-month periods of 2006 and 2005, respectively. The decline in the effective tax rate was primarily due to the first quarter 2006 resolution of certain multi-jurisdictional tax issues for certain years, which resulted in the reduction of previously recorded tax liabilities and reduced income tax expense in the first quarter of 2006, as well as a $4.2 million reduction of income tax expense during the second quarter of 2006 related to changes in exposure of uncertain tax positions. In addition, the Corporation entered into a confidential settlement agreement with the State of Wisconsin regarding its Nevada investment subsidiaries during the first quarter of 2006.
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
Balance Sheet
In October 2005, the Corporation began a year-long initiative to use cash flows from maturing or sold investments to substantially reduce wholesale funding and repurchase common stock when opportunistic, toward improving the net interest margin, the balance sheet position, and the quality of earnings. Additionally, in October 2005, the Corporation acquired State Financial (see Note 6, “Business Combinations,” of the notes to consolidated financial statements).
Consequently, total assets at September 30, 2006, of $20.9 billion, were up slightly ($0.2 billion or 0.9%) over total assets at September 30, 2005, impacted predominantly by growth in loans (up $1.2 billion or 8.3%, including $1.0 billion from State Financial at acquisition), net of a decline in investment securities (down $1.3 million or 27.0%, including $0.3 billion from State Financial at acquisition, but more than offset by maturing and sold investment securities including the targeted sale of $0.7 billion of investment securities in March 2006).
Commercial loans were $9.6 billion, up $1.1 billion or 13.4%, and represented 63% of total loans at September 30, 2006, compared to 60% at September 30, 2005. Retail loans grew $0.2 billion or 7.0% to represent 20% of total loans (unchanged from 20% of total loans at September 30, 2005), while residential mortgage loans decreased $0.1 billion to represent 17% of total loans compared to 20% a year earlier. Due to the year-over-year decrease in investment securities, total loans grew to represent 73% of total assets at September 30, 2006, compared to 68% a year earlier.
At September 30, 2006, total deposits were $14.2 billion, up $2.0 billion or 16.6% over September 30, 2005 (including $1.0 billion added from State Financial at acquisition). In general, savings and interest-bearing demand deposits were declining as customer behavior and product choices shifted deposits into higher-yielding money market or time deposits, and a checking product design change by the Corporation in third quarter 2006 also affected a shift of interest-bearing demand to noninterest-bearing demand. As a result, money market deposits accounted for $1.7 billion of the increase in total deposits and grew to represent 28% of total deposits at September 30, 2006 compared to 18% a year earlier. Also notable were noninterest-bearing demand and other time deposits which grew $0.3 billion and $0.5 billion, respectively, between September period ends, while savings and interest-bearing demand deposits fell $0.7 billion on a combined basis.
Since September 30, 2005, and after adjusting for the $0.3 billion acquired with the State Financial acquisition, wholesale funding was reduced by $2.4 billion to $4.3 billion, reducing the ratio of wholesale funding to total funding (defined as wholesale funding plus total deposits) from 34% at September 30, 2005, to 23% at September 30, 2006. Since September 30, 2005, the Corporation repurchased 7 million shares of its outstanding common stock under accelerated share repurchase agreements for approximately $228 million.

Since year-end 2005 total assets declined $1.2 billion or 5.3%, as the Corporation continued to execute its wholesale funding reduction strategy. Investments decreased $1.3 billion (from sales and maturities activity as noted above), while total loans were relatively unchanged (up $0.1 billion) with a slight shift in mix. Total deposits increased $0.6 billion (6.3% annualized) compared to December 31, 2005, while wholesale funding declined by $1.7 billion (28.9%). Since year-end 2005, the Corporation repurchased 6 million shares of its outstanding common stock under accelerated share repurchase agreements for approximately $198 million.
TABLE 6
Period End Loan Composition
($ in Thousands)

	September 30, 2006		June 30, 2006		March 31, 2006		December 31, 2005		September 30, 2005
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

	($ in Thousands)
Commercial, financial, and agricultural	$3,549,216	23%	$3,505,819	23%	$3,571,835	23%	$3,417,343	22%	$3,213,656	23%
Real estate construction	2,186,810	14	2,122,136	14	1,981,473	13	1,783,267	12	1,519,681	11
Commercial real estate	3,755,037	25	3,872,819	25	4,024,260	26	4,064,327	27	3,648,169	26
Lease financing	79,234	1	74,919	—	62,600	—	61,315	—	57,270	—

Commercial	9,570,297	63	9,575,693	62	9,640,168	62	9,326,252	61	8,438,776	60
Home equity (1)	2,166,312	14	2,151,858	14	2,121,601	14	2,025,055	13	1,878,436	13
Installment	940,139	6	945,123	6	957,877	6	1,003,938	7	1,024,356	7

Retail	3,106,451	20	3,096,981	20	3,079,478	20	3,028,993	20	2,902,792	20
Residential mortgage	2,607,860	17	2,732,956	18	2,819,541	18	2,851,219	19	2,765,569	20

Total loans	$15,284,608	100%	$15,405,630	100%	$15,539,187	100%	$15,206,464	100%	$14,107,137	100%

(1)	Home equity includes home equity lines and residential mortgage junior liens.
TABLE 7
Period End Deposit Composition
($ in Thousands)

	September 30, 2006		June 30, 2006		March 31, 2006		December 31, 2005		September 30, 2005
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

	($ in Thousands)

Noninterest-bearing demand	$2,534,686	18%	$2,276,463	17%	$2,319,075	17%	$2,504,926	18%	$2,256,774	19%
Savings	959,650	7	1,031,993	8	1,074,938	8	1,079,851	8	1,074,234	9
Interest-bearing demand	1,712,833	12	1,975,364	14	2,347,104	17	2,549,782	19	2,252,711	18
Money market	3,959,719	28	3,434,288	25	2,863,174	21	2,629,933	19	2,240,606	18
Brokered CDs	630,637	4	518,354	4	567,660	4	529,307	4	407,459	3
Other time	4,411,020	31	4,409,946	32	4,444,919	33	4,279,290	32	3,949,241	33

Total deposits	$14,208,545	100%	$13,646,408	100%	$13,616,870	100%	$13,573,089	100%	$12,181,025	100%

Total deposits, excluding Brokered CDs	$13,577,908	96%	$13,128,054	96%	$13,049,210	96%	$13,043,782	96%	$11,773,566	97%
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
As of September 30, 2006, the allowance for loan losses was $203.4 million compared to $190.1 million at September 30, 2005, and $203.4 million at December 31, 2005. The allowance for loan losses at September 30, 2006 increased $13.3 million since September 30, 2005 (including $13.3 million added from State Financial at acquisition) and was relatively unchanged from December 31, 2005. At September 30, 2006, the allowance for loan losses to total loans was 1.33% and covered 158% of nonperforming loans, compared to 1.35% and 172%, respectively, at September 30, 2005, and 1.34% and 206%, respectively, at December 31, 2005. Table 8 provides additional information regarding activity in the allowance for loan losses and nonperforming assets.

Gross charge offs were $19.9 million for the nine months ended September 30, 2006, $16.6 million for the comparable period ended September 30, 2005, and $27.7 million for year-end 2005, while recoveries for the corresponding periods were $8.0 million, $7.6 million and $15.1 million, respectively. The ratio of net charge offs to average loans on an annualized basis was 0.10%, 0.09%, and 0.09% for the nine-month periods ended September 30, 2006 and September 30, 2005, and for the 2005 year, respectively.
TABLE 8
Allowance for Loan Losses and Nonperforming Assets
($ in Thousands)

	At and for the		At and for the
	nine months ended		year ended
	September 30,		December 31,
	2006	2005	2005

Allowance for Loan Losses:
Balance at beginning of period	$203,404	$189,762	$189,762
Balance related to acquisition	—	—	13,283
Provision for loan losses	11,988	9,343	13,019
Charge offs	(19,933)	(16,601)	(27,743)
Recoveries	7,983	7,576	15,083

Net charge offs	(11,950)	(9,025)	(12,660)

Balance at end of period	$203,442	$190,080	$203,404

Nonperforming Assets:
Nonaccrual loans:
Commercial	$91,877	$83,783	$68,304
Residential mortgage	23,167	14,683	15,912
Retail	8,699	8,832	11,097

Total nonaccrual loans	$123,743	$107,298	$95,313
Accruing loans past due 90 days or more:
Commercial	$60	$29	$148
Residential mortgage	—	—	—
Retail	4,766	3,325	3,122

Total accruing loans past due 90 days or more	$4,826	$3,354	$3,270
Restructured loans (commercial)	28	33	32

Total nonperforming loans	$128,597	$110,685	$98,615
Other real estate owned	13,866	10,017	11,336

Total nonperforming assets	$142,463	$120,702	$109,951

Ratios:
Allowance for loan losses to net charge offs (annualized)	12.7x	15.8x	16.1x
Net charge offs to average loans (annualized)	0.10%	0.09%	0.09%
Allowance for loan losses to total loans	1.33	1.35	1.34
Nonperforming loans to total loans	0.84	0.78	0.65
Nonperforming assets to total assets	0.68	0.58	0.50
Allowance for loan losses to nonperforming loans	158%	172%	206%
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
The allocation methodology used for September 30, 2006, September 30, 2005, and December 31, 2005 was comparable, whereby the Corporation segregated its loss factor allocations (used for both criticized and non-criticized loan categories) into a component primarily based on historical loss rates and a component primarily based on other qualitative factors that may affect loan collectibility. Factors applied are reviewed periodically and adjusted to reflect changes in trends or other risks. Total loans at September 30, 2006, were up $1.2 billion (8.3%) since September 30, 2005, largely attributable to the State Financial acquisition, which added $1.0 billion in loans at consummation (see Table 6), while total loans increased $0.1 billion compared to December 31, 2005. Nonperforming loans were $128.6 million or 0.84% of total loans at September 30, 2006, up from 0.78% of loans a year ago, and up from 0.65% of loans at year-end 2005. The allowance for loan losses to loans was 1.33%, 1.35% and 1.34% for September 30, 2006, and September 30 and December 31, 2005, respectively.
Management believes the allowance for loan losses to be adequate at September 30, 2006.
Consolidated net income could be affected if management’s estimate of the allowance for loan losses is subsequently materially different, requiring additional or less provision for loan losses to be recorded. Management carefully considers numerous detailed and general factors, its assumptions, and the likelihood of materially different conditions that could alter its assumptions. While management uses currently available information to recognize losses on loans, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions and the impact of such change on the Corporation’s borrowers. Additionally, the number of large credit relationships (defined as over $25 million) has been increasing in recent years. Larger credits do not inherently create more risk, but can create wider fluctuations in asset quality measures. As an integral part of their examination process, various regulatory agencies also review the allowance for loan losses. Such agencies may require that certain loan balances be charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.
Nonperforming Loans and Other Real Estate Owned
Management is committed to an aggressive nonaccrual and problem loan identification philosophy. This philosophy is implemented through the ongoing monitoring and review of all pools of risk in the loan portfolio to ensure that problem loans are identified quickly and the risk of loss is minimized.
Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, loans 90 days or more past due but still accruing, and restructured loans. The Corporation specifically excludes from its definition of nonperforming loans student loan balances that are 90 days or more past due and still accruing and that have contractual government guarantees as to collection of principal and interest. The Corporation had approximately $14 million of nonperforming student loans at September 30, 2006, compared to nonperforming student loans of approximately $14 million and $13 million at September 30, 2005, and December 31, 2005, respectively. Table 8 provides detailed information regarding nonperforming assets, which include nonperforming loans and other real estate owned.
Total nonperforming loans of $128.6 million at September 30, 2006 were up $17.9 million from September 30, 2005 and up $30.0 million from year-end 2005. The ratio of nonperforming loans to total loans was 0.84% at September 30, 2006, up from 0.78% at September 30, 2005 and up from 0.65% at year-end 2005. Nonaccrual loans account for the majority of the change in nonperforming loans since September 30, 2005. From September 30, 2005 to December 31, 2005, nonperforming loans decreased $12.1 million including a $12.0 million decrease in nonaccrual loans (with the majority of the decrease attributable to the resolution of selected commercial credits in the fourth quarter of 2005) and a $0.1 million decrease in accruing loans past due 90 or more days. Since year-end 2005 nonperforming loans increased $30.0 million, with nonaccrual loans up by $28.4 million (with the majority of the increase attributable to certain large commercial credits) and accruing loans past due 90 or more days up by $1.6 million.
Other real estate owned was $13.8 million at September 30, 2006, compared to $10.0 million at September 30, 2005, and $11.3 million at year-end 2005. The $1.3 million increase in other real estate owned from September 30,

2005 to year-end 2005 was predominantly due to a $2.0 million increase in commercial real estate owned, net of a $0.4 million decrease in residential real estate owned and a $0.3 million decrease due to the sale of two bank properties classified as other real estate owned. Since year-end 2005, the $2.5 million increase in other real estate owned was primarily attributable to the addition of five bank properties (totaling $1.8 million) no longer used for banking reclassified into other real estate owned and a $0.7 million increase in residential real estate owned.
Potential problem loans are certain loans bearing criticized loan risk ratings by management but that are not in nonperforming status; however, there are circumstances present to create doubt as to the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that the Corporation expects losses to occur but that management recognizes a higher degree of risk associated with these loans. At September 30, 2006, potential problem loans totaled $402 million, compared to $259 million at September 30, 2005, and $333 million at December 31, 2005. The increase reflects the greater uncertainty about the potential impact of the economic environment on our borrowers and the application of the Corporation’s loan policy and risk rating standards on acquired loans. The level of potential problem loans is another factor evaluated in determining the relative level of risk in the loan portfolio and in the determination of the level of the allowance for loan losses. The loans that have been reported as potential problem loans are not concentrated in a particular industry but rather cover a diverse range of businesses.
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
At September 30, 2006, the Corporation was in compliance with its internal liquidity objectives.
The Corporation also has multiple funding sources that could be used to increase liquidity and provide additional financial flexibility. The Parent Company has available a $100 million revolving credit facility with established lines of credit from nonaffiliated banks, of which $100 million was available at September 30, 2006. In addition, under the Parent Company’s $200 million commercial paper program, $145 million of commercial paper was outstanding and $55 million of commercial paper was available at September 30, 2006.
In May 2002, the Parent Company filed a “shelf” registration statement under which the Parent Company may offer up to $300 million of trust preferred securities. In May 2002, $175 million of trust preferred securities were issued, bearing a 7.625% fixed coupon rate. At September 30, 2006, $125 million was available under the trust preferred shelf. In May 2001, the Parent Company filed a “shelf” registration statement whereby the Parent Company may offer up to $500 million of any combination of the following securities, either separately or in units: debt securities, preferred stock, depositary shares, common stock, and warrants. In August 2001, the Parent Company issued $200 million in a subordinated note offering, bearing a 6.75% fixed coupon rate and 10-year maturity. At September 30, 2006, $300 million was available under the shelf registration.

A bank note program associated with Associated Bank, National Association, (the “Bank”) was established during 2000. Under this program, short-term and long-term debt may be issued. As of September 30, 2006, $825 million of long-term bank notes were outstanding and $225 million was available under the 2000 bank note program. A new bank note program was instituted during the third quarter of 2005, of which $2 billion was available at September 30, 2006. The 2005 bank note program will be utilized upon completion of the 2000 bank note program. The Bank has also established federal funds lines with major banks and the ability to borrow from the FHLB ($0.9 billion was outstanding at September 30, 2006). The Bank also issues institutional certificates of deposit, from time to time offers brokered certificates of deposit, and to a lesser degree, accepts Eurodollar deposits.
Investment securities are an important tool to the Corporation’s liquidity objective. Cash flows from maturing and sold investment securities were key to the execution and completion of a year-long initiative announced in October 2005 to significantly reduce wholesale funding. As of September 30, 2006, all securities are classified as available for sale and are reported at fair value on the consolidated balance sheet. Of the $3.4 billion investment portfolio at September 30, 2006 (representing 16% of total assets), $1.9 billion were pledged to secure certain deposits or for other purposes as required or permitted by law, and $206 million of FHLB and Federal Reserve stock combined is “restricted” in nature and less liquid than other tradable equity securities. The majority of the remaining securities could be pledged or sold to enhance liquidity, if necessary.
For the nine months ended September 30, 2006, net cash provided by operating and investing activities was $216.5 million and $1.1 billion, respectively, while financing activities used net cash of $1.4 billion, for a net decrease in cash and cash equivalents of $62.5 million since year-end 2005. Generally, during the first nine months of 2006, net assets declined $1.2 billion (5.3%) since year-end 2005 given the previously announced initiative to reduce wholesale funding. Investment proceeds from sales and maturities were used to reduce wholesale funding, as well as to provide for common stock repurchases and the payment of cash dividends to the Corporation’s stockholders.
For the nine months ended September 30, 2005, net cash provided by operating and financing activities was $230.9 million and $25.9 million, respectively, while investing activities used net cash of $210.6 million, for a net increase in cash and cash equivalents of $46.2 million since year-end 2004. Generally, net asset growth since year-end 2004 was modest (up 1.1%), while deposits declined during the first nine months of 2005. Long-term funding was predominantly used to replenish the net decrease in deposits and repay short-term borrowings as well as to provide for common stock repurchases and the payment of cash dividends to the Corporation’s stockholders.
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
The following table represents the Corporation’s consolidated static gap position as of September 30, 2006.
TABLE 9: Interest Rate Sensitivity Analysis

	September 30, 2006
	Interest Sensitivity Period
				Total Within
	0-90 Days	91-180 Days	181-365 Days	1 Year	Over 1 Year	Total
			($ in Thousands)
Earning assets:
Loans held for sale	$87,330	$—	$—	$87,330	$—	$87,330
Investment securities, at fair value	496,982	180,996	358,652	1,036,630	2,400,144	3,436,774
Loans (1)	8,689,858	566,537	1,260,072	10,516,467	4,768,141	15,284,608
Other earning assets	62,379	—	—	62,379	—	62,379

Total earning assets	$9,336,549	$747,533	$1,618,724	$11,702,806	$7,168,285	$18,871,091

Interest-bearing liabilities:
Interest-bearing deposits (2) (3)	$2,855,759	$1,732,179	$3,238,679	$7,826,617	$5,751,291	$13,577,908
Other interest-bearing liabilities (3)	3,716,413	374,301	21,163	4,111,877	796,396	4,908,273
Interest rate swap	175,000	—	—	175,000	(175,000)	—

Total interest-bearing liabilities	$6,747,172	$2,106,480	$3,259,842	$12,113,494	$6,372,687	$18,486,181

Interest sensitivity gap	$2,589,377	$(1,358,947)	$(1,641,118)	$(410,688)	$795,598	$384,910
Cumulative interest sensitivity gap	$2,589,377	$1,230,430	$(410,688)

12 Month cumulative gap as a percentage of earning assets at September 30, 2006	13.7%	6.5%	(2.2)%

(1)	Included in loans are $235 million of fixed-rate commercial loans that have been swapped from fixed-rate to floating-rate and have been reflected with their repricing altered for the impact of the swaps.

(2)	The interest rate sensitivity assumptions for demand deposits, savings accounts, money market accounts, and interest-bearing demand deposit accounts are based on current and historical experiences regarding portfolio retention and interest rate repricing behavior. Based on these experiences, a portion of these balances are considered to be long-term and fairly stable and are, therefore, included in the “Over 1 Year” category.

(3)	For analysis purposes, Brokered CDs of $631 million have been included with other interest-bearing liabilities and excluded from interest-bearing deposits.
The static gap analysis in Table 9 provides a representation of the Corporation’s earnings sensitivity to changes in interest rates. It is a static indicator that does not reflect various repricing characteristics and may not necessarily indicate the sensitivity of net interest income in a changing interest rate environment. As of September 30, 2006, the 12-month cumulative gap results were within the Corporation’s interest rate risk policy.
At year-end 2005, the Corporation was slightly asset sensitive as a result of issuing long-term funding, growth in demand deposits, and shortening of the mortgage portfolio and investment portfolio due to faster prepayment experience over the course of 2005. (Asset sensitive means that assets will reprice faster than liabilities. In a rising rate environment, an asset sensitive bank will generally benefit.) However, the flattening of the yield curve, competitive pricing pressures and changes in the mix of loans and deposits has substantially offset the benefits to net interest income from the interest rate increases that occurred throughout 2005. The Corporation’s interest rate position shifted to being neutral to rate changes at September 30, 2006. For the remainder of 2006, the Corporation’s objective is to allow the interest rate profile to continue to move towards a more liability sensitive posture. However, the interest rate position is at risk to changes in other factors, such as the slope of the yield curve, competitive pricing pressures, changes in balance sheet mix from management action and / or from customer behavior relative to loan or deposit products. See also section “Net Interest Income and Net Interest Margin.”
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
The resulting simulations for September 30, 2006, projected that net interest income would decrease by approximately 0.2% of budgeted net interest income if rates rose by a 100 bp shock, and projected that the net interest income would decrease by approximately 0.5% of budgeted net interest income if rates fell by a 100 bp shock. At December 31, 2005, the 100 bp shock up was projected to increase budgeted net interest income by approximately 0.1% and the 100 bp shock down was projected to decrease budgeted net interest income by approximately 0.9%. As of September 30, 2006, the simulation of earnings results were within the Corporation’s interest rate risk policy.
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
As of September 30, 2006, the projected changes for the economic value of equity were within the Corporation’s interest rate risk policy.
Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, commitments to originate residential mortgage loans held for sale, commercial letters of credit, standby letters of credit, forward commitments to sell residential mortgage loans, interest rate swaps, and interest rate caps. A discussion of the Corporation’s derivative instruments at September 30, 2006, is included in Note 10, “Derivatives and Hedging Activities,” of the notes to consolidated financial statements and a discussion of the Corporation’s commitments is included in Note 11, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements. The following table summarizes significant contractual obligations and other commitments at September 30, 2006, at those amounts contractually due to the recipient, not including any interest, unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.

Table 10: Contractual Obligations and Other Commitments

	One Year	One to	Three to	Over
	or Less	Three Years	Five Years	Five Years	Total
	($ in Thousands)
Time deposits	$3,209,528	$1,094,031	$81,674	$114,455	$4,499,688
Short-term borrowings	2,004,982	—	—	—	2,004,982
Long-term funding	943,150	888,150	222,500	214,224	2,268,024
Operating leases	12,072	20,687	14,463	23,568	70,790
Commitments to extend credit	4,391,186	969,018	528,882	61,764	5,950,850

Total	$10,560,918	$2,971,886	$847,519	$414,011	$14,794,334

Capital
Stockholders’ equity at September 30, 2006 was $2.3 billion, compared to $2.1 billion at September 30, 2005 and $2.3 billion at December 31, 2005. The changes in equity between both the 12-month and 9-month periods were primarily composed of the issuance of common stock in connection with the State Financial acquisition (during the fourth quarter of 2005), the retention of earnings, and the exercise of stock options, with partially offsetting decreases to equity from the payment of dividends and the repurchase of common stock. At September 30, 2006, stockholders’ equity included $6.1 million of accumulated other comprehensive loss compared to $21.8 million of accumulated other comprehensive income at September 30, 2005 and $3.9 million of accumulated other comprehensive loss at year-end 2005. The declines in accumulated other comprehensive income were attributable to higher unrealized losses on securities available for sale, net of the tax effect. Stockholders’ equity to assets was 10.85%, 9.94%, and 10.52% at September 30, 2006, September 30, 2005, and December 31, 2005, respectively.
Cash dividends of $0.85 per share were paid in the first nine months of 2006, compared to $0.79 per share in the first nine months of 2005, an increase of 8%.
The Board of Directors has authorized management to repurchase shares of the Corporation’s common stock each quarter in the market (authorized at 2.0 million shares per quarter as of September 30, 2006), to be made available for issuance in connection with the Corporation’s employee incentive plans and for other corporate purposes. Under this authorization, the Corporation repurchased (and recorded to treasury stock) 521,500 shares for $17.0 million during the full year 2005 at an average cost of $32.58 per share and 6,480 shares for $219,000 during the first nine months of 2006 at an average cost of $33.82 per share.
Additionally, under actions in October 2000, July 2003, and March 2006, the Board of Directors authorized the repurchase of the Corporation’s outstanding shares, not to exceed approximately 17.6 million shares on a combined basis. During the full year 2005, the Corporation repurchased (and cancelled) approximately 3.0 million shares of its outstanding common stock for $96.4 million or an average cost of $32.40 per share under accelerated share repurchase agreements. During the first quarter of 2006, the Corporation settled the 2005 accelerated share repurchase agreements. In addition, during the nine months ended September 30, 2006, the Corporation repurchased 6.0 million shares (4.0 million cancelled shares and 2.0 million recorded to treasury stock) for a combined cost of $198 million or an average cost of $33.07 under accelerated share repurchase agreements. The Corporation settled one of the 2006 accelerated share repurchase agreement in shares, while the remaining accelerated share repurchase agreement is anticipated to settle in fourth quarter 2006. The accelerated share repurchase enabled the Corporation to repurchase the shares immediately, while the investment banker will purchase the shares in the market over time. At September 30, 2006, approximately 3.3 million shares remain authorized to repurchase under the March 2006 authorization as the 2000 and 2003 authorizations have been fully utilized. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities.
The Corporation regularly reviews the adequacy of its capital to ensure that sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic conditions in markets served and strength of management. The capital ratios of the Corporation and its banking affiliate are greater than minimums required by regulatory guidelines. The Corporation’s capital ratios are summarized in Table 11.

TABLE 11
Capital Ratios
(In Thousands, except per share data)

	September 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
	2006	2006	2006	2005	2005

Total stockholders’ equity	$2,270,380	$2,274,860	$2,244,695	$2,324,978	$2,062,565
Tier 1 capital	1,558,462	1,578,353	1,527,479	1,597,826	1,495,122
Total capital	1,968,221	1,988,587	1,937,961	2,013,354	1,895,420
Market capitalization	4,232,020	4,170,883	4,491,035	4,413,845	3,900,983

Book value per common share	$17.44	$17.20	$16.98	$17.15	$16.12
Cash dividend per common share	0.29	0.29	0.27	0.27	0.27
Stock price at end of period	32.50	31.53	33.98	32.55	30.48
Low closing price for the quarter	30.27	30.69	32.75	29.09	30.29
High closing price for the quarter	32.58	34.45	34.83	33.23	34.74

Total equity / assets	10.85%	10.77%	10.43%	10.52%	9.94%
Tier 1 leverage ratio	7.77	7.73	7.29	7.58	7.52
Tier 1 risk-based capital ratio	9.44	9.53	9.18	9.73	9.92
Total risk-based capital ratio	11.92	12.00	11.65	12.26	12.58

Shares outstanding (period end)	130,216	132,283	132,167	135,602	127,985
Basic shares outstanding (average)	131,520	132,259	135,114	135,684	127,875
Diluted shares outstanding (average)	132,591	133,441	136,404	137,005	129,346
Comparable Third Quarter Results
Net income for the third quarter of 2006 was $76.9 million, down $4.1 million (5.1%) from net income of $81.0 million for the third quarter of 2005. The third quarter of 2005 carries no financial results from the October 2005 State Financial acquisition. See Note 6, “Business Combinations,” of the notes to consolidated financial statements. Return on average equity was 13.36% for third quarter 2006 versus 15.85% for third quarter 2005. Return on average assets decreased to 1.46% compared to 1.56% for third quarter 2005. See also Tables 1 and 12.
Taxable equivalent net interest income for the third quarter of 2006 was $174.7 million, $4.3 million higher than the third quarter of 2005. Changes in balance sheet volumes and mix favorably impacted taxable equivalent net interest income by $8.0 million, while rate variances were unfavorable by $3.7 million. See Tables 2 and 3. State Financial aided balance sheet growth (adding $1.0 billion in loans and $1.0 billion in total deposits at consummation in October 2005), while the Corporation’s initiative to use investment cash flows to reduce wholesale funding (including the targeted sale of $0.7 billion in investments in March 2006) countered balance sheet growth between the comparable quarter periods. As a result, average earning assets were relatively unchanged at $19.0 billion in both the third quarter of 2006 and the third quarter of 2005; however, the mix of earning assets shifted given the Corporation’s initiative noted previously. Average loans grew $1.2 billion (9%), while investments declined by $1.2 billion (26%). Average interest-bearing liabilities of $16.1 billion were down $0.1 billion compared to the third quarter of 2005, with average interest-bearing deposits up $1.5 billion (16%) and average wholesale funding down $1.6 billion (26%).
The net interest margin of 3.63% was up 7 bp from 3.56% for the third quarter of 2005, the net result of a 19 bp higher contribution from net free funds (attributable to the higher interest rate environment in 2006 which increased the value of noninterest-bearing demand deposits) and a 12 bp decrease in the interest rate spread (comprised of a 118 bp rise in the average cost of interest-bearing liabilities versus a 106 bp increase in the earning asset yield). Benefits to the margin from the rise in short-term interest rates (i.e., the average Federal funds rate for third quarter 2006 was 183 bp higher than for third quarter 2005), were countered by the flat yield curve and competitive pricing pressures, leading to lower spreads on loans and higher rates on deposits. However, the actions taken to reduce the levels of low-yielding investments and high-costing wholesale funding aided the net interest margin. Average loans (yielding 7.29%, up 107 bp over third quarter 2005) represented a larger portion of earning assets (at 81% of earning assets, compared to 75% for third quarter 2005). Average investments (yielding 5.16%, up 49 bp over third quarter 2005) declined to 19% of average earning assets, compared to 25% for third quarter 2005. On the funding side, average wholesale funding (costing 4.83% for third quarter 2006, up 136 bp) fell as a percentage of interest-bearing liabilities (to 29%, versus 39% for third quarter 2005), while interest-bearing deposits (costing 3.44%, up 129 bp compared to third quarter 2005) increased to 71% of average interest-bearing liabilities, versus 61% for third quarter 2005.
The provision for loan losses was $3.8 million for the third quarter of 2006 and $3.3 million for the third quarter of 2005, with both quarters approximating the level of net charge offs. Annualized net charge offs to average loans were 0.10% and 0.09% for the third quarter of 2006 and 2005, respectively. The allowance for loan losses to loans at September 30, 2006 was 1.33% compared to 1.35% at September 30, 2005. Total nonperforming loans were $128.6 million, up from $110.7 million at September 30, 2005, and as a percentage of loans, nonperforming loans increased to 0.84% versus 0.78%. See Table 8 and discussion under sections “Provision for Loan Losses,” “Allowance for Loan Losses,” and “Nonperforming Loans and Other Real Estate Owned.”
Noninterest income was $73.0 million for the third quarter of 2006, down $4.0 million (5.2%) compared to the third quarter of 2005 (see also Table 4). Fee income sources such as service charges on deposit accounts (up $0.6 million) and card-based and other nondeposit fees (up $1.0 million) benefited most notably from the inclusion of State Financial accounts and improved collection of fees, while trust service fees (up $0.7 million) and retail commissions (up $1.5 million, primarily in insurance and fixed annuities) benefited mainly from improving stock markets and higher sales volumes. Net mortgage banking income was down $9.1 million, with a $4.9 million decrease in mortgage banking income (primarily a function of lower margins on sales and a 22% decline in secondary mortgage production) and a $4.2 million increase in mortgage servicing rights expense (primarily attributable to third quarter 2006 including a $0.5 million addition to the valuation reserve compared to a $4.5 million valuation reserve reversal in third quarter 2005). BOLI income increased $1.9 million, mostly a direct result of additional BOLI balances between the periods and the 2006 upward repricing of BOLI investments. All other noninterest income categories combined totaled $8.2 million for third quarter 2006, down $0.5 million (5.6%) compared to third quarter 2005.
Noninterest expense for the third quarter of 2006 was $123.7 million, up $6.3 million (5.4%) from the third quarter of 2005 (see also Table 5), reflecting partly the Corporation’s larger operating base attributable to the State Financial acquisition. Personnel expense increased $4.9 million (7.4%) over third quarter 2005, in part as the number of full time equivalent employees increased by an average of 6%. Salary-related expenses (up 5.6%) accounted for $2.9 million of the increase, due primarily to the larger employee base and merit increases between the years, while fringe benefit expenses were up $2.0 million, largely in premium-based benefits due to rising health care costs. Occupancy expense rose $1.0 million, primarily due to increased depreciation, rent, property taxes, and utilities. All other noninterest expenses collectively totaled $41.9 million for third quarter 2006, up $0.4 million (0.9%), reflective of efforts to control selected discretionary expenses.
Income tax expense for the third quarter of 2006 was $36.8 million compared to $39.3 million for the third quarter of 2005. The effective tax rate was 32.4% and 32.7% for the comparable third quarter periods of 2006 and 2005, respectively.

Sequential Quarter Results
Net income of $76.9 million for the third quarter of 2006 was $6.6 million lower than the second quarter 2006 net income of $83.5 million. Return on average equity was 13.36% and return on average assets was 1.46%, compared to 14.86% and 1.58%, respectively, for the second quarter of 2006. See Tables 1 and 12.
TABLE 12
Selected Quarterly Information
($ in Thousands)

	For the Quarter Ended
	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
	2006	2006	2006	2005	2005

Summary of Operations:
Net interest income	$168,217	$168,399	$166,869	$175,595	$164,078
Provision for loan losses	3,837	3,686	4,465	3,676	3,345
Noninterest income
Trust service fees	9,339	9,307	8,897	9,055	8,667
Service charges on deposit accounts	23,438	22,982	20,959	23,073	22,830
Mortgage banking, net	2,833	5,829	4,404	12,166	11,969
Card-based and other nondeposit fees	10,461	11,047	9,886	10,033	9,505
Retail commissions	14,360	16,365	15,478	13,624	12,905
Bank owned life insurance income	4,390	3,592	3,071	3,022	2,441
Asset sale gains (losses), net	89	354	(230)	2,766	942
Investment securities gains, net	1,164	1,538	2,456	1,179	1,446
Other	6,911	6,194	5,852	6,126	6,260

Total noninterest income	72,985	77,208	70,773	81,044	76,965
Noninterest expense
Personnel expense	71,321	74,492	69,303	68,619	66,403
Occupancy	10,442	10,654	11,758	10,287	9,412
Equipment	4,355	4,223	4,588	4,361	4,199
Data processing	7,190	7,099	7,248	7,240	7,129
Business development and advertising	4,142	4,101	4,249	4,999	4,570
Stationery and supplies	1,787	1,784	1,774	1,869	1,599
Other intangible amortization expense	2,280	2,281	2,343	2,418	1,903
Other	22,169	20,026	22,208	25,746	22,133

Total noninterest expense	123,686	124,660	123,471	125,539	117,348
Income tax expense	36,791	33,712	27,999	39,783	39,315

Net income	$76,888	$83,549	$81,707	$87,641	$81,035

Taxable equivalent net interest income	$174,712	$174,902	$173,536	$182,361	$170,425
Net interest margin	3.63%	3.59%	3.48%	3.59%	3.56%

Average Balances:
Assets	$20,891,001	$21,266,792	$21,871,969	$22,022,165	$20,607,901
Earning assets	18,968,584	19,342,628	19,910,420	20,080,758	18,960,035
Interest-bearing liabilities	16,070,975	16,717,761	17,204,860	17,090,134	16,198,492
Loans	15,404,223	15,515,789	15,327,803	15,154,225	14,163,827
Deposits	13,884,404	13,534,725	13,319,664	13,282,910	12,133,719
Stockholders’ equity	2,283,933	2,254,933	2,339,539	2,320,134	2,027,785

Asset Quality Data:
Allowance for loan losses to total loans	1.33%	1.32%	1.31%	1.34%	1.35%
Allowance for loan losses to nonperforming loans	158%	197%	185%	206%	172%
Nonperforming loans to total loans	0.84%	0.67%	0.71%	0.65%	0.78%
Nonperforming assets to total assets	0.68%	0.56%	0.57%	0.50%	0.58%
Net charge offs to average loans (annualized)	0.10%	0.10%	0.12%	0.10%	0.09%
Taxable equivalent net interest income for the third quarter of 2006 was $174.7 million, $0.2 million lower than the second quarter of 2006, with unfavorable rate changes (which lowered net interest income by approximately $1.1 million) substantially mitigated by additional net interest income from one extra day in the third quarter and by favorable changes in balance sheet mix. Short-term interest rates rose by 50 bp during the second quarter of 2006 and remained level during the third quarter of 2006, resulting in an average Federal funds rate of 5.25% in the third quarter of 2006, 35 bp higher than the second quarter average. The net interest margin between the sequential quarters improved 4 bp, to 3.63% in the third quarter of 2006. The contribution from net free funds increased 8 bp (due largely to higher balances of noninterest-bearing deposits, a principal component of net free funds), while the interest rate spread decreased 4 bp (the net of 19 bp higher rates on interest-bearing liabilities and 15 bp higher yield on earning assets). On average, loan yields were up 14 bp (to 7.29%) and investment yields rose 8 bp (to 5.16%). On the funding side, the cost of interest-bearing deposits increased 32 bp (to 3.44%), unfavorably impacted by aggressive pricing to attract and retain deposits. The cost of wholesale funding (both short-term borrowings and long-term funding) was up more modestly, by 7 bp (to 4.83%), with the impact of the higher rate environment tempered partly by the third quarter of 2006 benefiting from a favorable fair value mark on junior subordinated debentures, while the second quarter of 2006 included an unfavorable fair value mark recorded through interest expense.
Average earning assets were $19.0 billion in the third quarter of 2006, a decrease of $0.4 billion from the second quarter of 2006. On average, investments were down $0.3 billion and loans decreased $0.1 billion (predominantly residential mortgages). Average interest-bearing liabilities were $16.1 billion in the third quarter of 2006, a decrease of $0.6 billion from the second quarter of 2006. Average interest-bearing deposits were up $0.1 billion (3.8% annualized) and demand deposits were up $0.2 billion. Due to the decrease in average earning assets, together with the increase in average deposits, wholesale funding balances (which cost more than deposits) were lower on average by $0.7 billion, representing 29% of interest-bearing liabilities for the third quarter of 2006 compared to 32% for the second quarter of 2006.
Provision for loan losses was $3.8 million in the third quarter of 2006 versus $3.7 million in the previous quarter, with both quarters approximating the level of net charge offs. Annualized net charge offs represented 0.10% of average loans for both the second and third quarters of 2006. The allowance for loan losses to loans at September 30, 2006 was 1.33% compared to 1.32% at June 30, 2006. Total nonperforming loans of $128.6 million (0.84% of total loans) at September 30, 2006 were up from $103.0 million (0.67% of total loans) at June 30, 2006.
Noninterest income decreased $4.2 million (5.5%) between sequential quarters to $73.0 million. Net mortgage banking was lower than second quarter 2006 by $3.0 million (51.4%), driven primarily by a $2.5 million increase in mortgage servicing rights expense (with third quarter 2006 including a $0.5 million addition to the valuation allowance versus a $1.9 million reversal to the valuation allowance in second quarter 2006) and a modest ($0.5 million) decrease in mortgage banking income. Card-based and other nondeposit fees were down $0.6 million (5.3%), with notably higher ancillary loan fees in second quarter. Retail commissions decreased $2.0 million (12.3%), with insurance commissions down $1.7 million (primarily attributable to seasonal profit sharing/contingency income from insurance carriers received in second quarter 2006) and brokerage (including variable annuities) down $0.3 million. BOLI income was higher by $0.8 million (22.2%), attributable to increased cash surrender values as well as underlying rate increases. All other noninterest income categories combined totaled $40.9 million, up $0.6 million (1.4%) compared to second quarter 2006.
On a sequential quarter basis, noninterest expense decreased $1.0 million (0.8%) to $123.7 million for the third quarter of 2006. Personnel expense of $71.3 million for third quarter 2006 was $3.2 million (4.3%) lower than second quarter 2006, as the second quarter included $3.2 million additional premium-based benefits due to rising health care costs and higher claims experience. Other expense of $22.2 million was up $2.1 million, predominantly from lower second quarter expenses, while all other noninterest expense categories combined totaled $30.2 million, essentially unchanged (up $0.1 million) from the second quarter of 2006.
Income tax expense of $36.8 million for the third quarter of 2006 represented a $3.1 million increase over the previous quarter. The effective tax rate was 32.4% and 28.8% for third and second quarters of 2006, respectively. The lower effective tax rate in the second quarter was primarily attributable to a $4.2 million reduction of income tax expense during the second quarter of 2006 related to changes in exposure of uncertain tax positions. See additional discussion under section, “Income Taxes.”

Recent Accounting Pronouncements
The recent accounting pronouncements have been described in Note 3, “New Accounting Pronouncements,” of the notes to consolidated financial statements.
Subsequent Events
On October 25, 2006, the Board of Directors declared a $0.29 per share dividend payable on November 15, 2006, to shareholders of record as of November 6, 2006. This cash dividend has not been reflected in the accompanying consolidated financial statements.
On November 6, 2006, the Corporation repurchased (and cancelled) 2.0 million shares of its outstanding common stock from an investment banker under an accelerated share repurchase program for $32.40 per share or a total cost of approximately $65 million. The repurchased shares will be subject to a future purchase price settlement adjustment.
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
As of September 30, 2006, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2006. No changes were made to the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act of 1934) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Following are the Corporation’s monthly common stock purchases during the third quarter of 2006. For a detailed discussion of the common stock repurchase authorizations and repurchases during the period, see section “Capital” included under Part I Item 2 of this document.

Maximum Number of
	Total Number		Total Number of Shares	Shares that May Yet
	of Shares	Average Price	Purchased as Part of	Be Purchased Under
Period	Purchased	Paid per Share	Publicly Announced Plans	the Plan

July 1- July 31, 2006	—	$—	—	—
August 1 - August 31, 2006	2,000,000	31.43	2,000,000	3,331,602
September 1 - September 30, 2006	—	—	—	—

Total	2,000,000	$31.43	2,000,000	3,331,602

In March 2006 the Board of Directors authorized the repurchase of the Corporation’s outstanding shares, not to exceed approximately 6.8 million shares. During the third quarter of 2006, the Corporation repurchased 2.0 million shares of its outstanding common stock for $63 million (or $31.43 per share) under an accelerated share repurchase agreement. At September 30, 2006, approximately 3.3 million shares remain authorized to repurchase under the March 2006 authorization.
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

ASSOCIATED BANC-CORP (Registrant)

Date: November 7, 2006	/s/ Paul S. Beideman Paul S. Beideman
President and Chief Executive Officer

Date: November 7, 2006	/s/ Joseph B. Selner Joseph B. Selner
Chief Financial Officer