Form 10-K
period 2006-12-31
ASSOCIATED BANC-CORP
filed 2007-02-28
CIK 7789

          2006
Financial Highlights
Operating Results
In thousands (except per share data and performance ratios)

For the years ended Dec. 31	2006	% Change	2005	2004

Net interest income	$669,549	(0.4)%	$672,255	$552,627
Noninterest income	295,501	1.5%	$291,086	210,247
Noninterest expense	496,215	3.3%	480,463	337,869
Net income	316,645	(1.1)%	320,161	258,286
Diluted earnings per share	2.38	(2.1)%	2.43	2.25
Dividends per share	1.14	7.5%	1.06	0.98
Return on average equity	13.89%	—	15.24%	17.22%
Return on average assets	1.50%	—	1.53%	1.58%
Net interest margin	3.62%	—	3.64%	3.80%

Historical Data

Diluted earnings per share	Dividends per share	Assets at period end
(In dollars)	(In dollars)	(In billions)

1a     Associated Banc-Corp

About Associated
Associated Banc-Corp is a diversified bank holding company providing financial solutions for small, mid-size and large businesses and individuals through more than 300 banking locations across Wisconsin, Illinois and Minnesota.
With financial services that go well beyond banking, and a diverse product portfolio, Associated provides complete financial solutions to its customers. The company’s 5,100 employees distinguish themselves in their abilities to uncover client needs and tailor strategies to help clients achieve their financial goals.
Associated provides a wide range of products and services, including:
Consumer Banking: Offering a complete selection of deposit, lending, investment and insurance services with personalized attention to individual needs.
Business Banking: Presenting a comprehensive collection of lending, deposit, cash management, leasing, investment and insurance tools that can be customized to create a financial plan unique to small business needs.
Commercial and Corporate Banking: Offering enhanced business solutions around lending, deposit, cash management, leasing, commercial real estate, insurance and international banking needs unique to mid-size and large businesses.
Insurance: Providing customized solutions to help businesses and individuals actively manage risk and protect their assets through services that include employee benefit plans, commercial insurance and human resources consulting, as well as individual life, health, disability, long-term care, auto and home insurance.
Trust and Investments: Supporting the financial planning goals for individual, business and institutional clients with an appropriate mix of equity, fixed income, mutual fund, annuity and specialty investments, as well as fiduciary trust services and employee retirement plans.
Associated Banc-Corp Affiliates
Associated Bank, N.A.
Green Bay, Wisconsin
Associated Commercial Finance, Inc.
Milwaukee, Wisconsin
Associated Community Development, LLC
Green Bay, Wisconsin
Associated Financial Group, LLC
Minnetonka, Minnesota
Associated Investment Management, LLC
Green Bay, Wisconsin
Associated Investment Services, Inc.
Green Bay, Wisconsin
Associated Risk Group, LLC
Green Bay, Wisconsin
Associated Trust Company, N.A.
Milwaukee, Wisconsin
Riverside Finance, Inc.
Red Wing, Minnesota

With its corporate headquarters in Green Bay, Wisconsin, Associated Banc-Corp is traded on NASDAQ under the symbol ASBC.
Important Note Regarding Forward-Looking Statements
Statements made in this document which are not purely historical are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. This includes any statements of management’s plans, objectives, or goals for future operations, products or services, and forecasts of its revenues, earnings, or other measures of performance. Forward-looking statements are based on current management expectations and, by their nature, are subject to risks and uncertainties. These statements may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “should,” “will,” “intend,” or similar expressions. Outcomes related to such statements are subject to numerous risk factors and uncertainties including those listed in the company’s Annual Report filed on Form 10-K.
1b     Associated Banc-Corp

Our Vision
Associated will be the preferred provider of financial services for businesses and individuals in the communities we serve.
Our Values
Associates: Treat others fairly and provide opportunities to learn and grow professionally.
Community: Support the financial and social health of the community.
Customer: Exceed customer expectations.
Integrity: Demonstrate trust, respect and high ethical standards.
Performance: Achieve organizational goals to improve shareholder value.
Relationships: Build and sustain mutually beneficial long-term relationships.

1a	Financial Highlights

1b	Corporate Profile

2	Letter to Shareholders

4-12	2006 Overview

Form 10-K

inside
back cover	Shareholder Information
Subsidiaries of the Parent Company
Consent of Independent Registered Public Accounting Firm
Power of Attorney
302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
906 Certification of CEO and CFO
2006 Annual Report     1

Letter to Shareholders
Letter to Shareholders
Dear Shareholders:
Creating superior shareholder value is our top priority.
I am pleased to report that as a shareholder your confidence in Associated Banc-Corp was rewarded with a dividend increase of 8% percent over 2005, making 2006 Associated’s 36th consecutive year of increasing dividends.
2     Associated Banc-Corp

2006 was characterized by a challenging interest rate and economic environment for the banking industry; however, Associated continued to make significant progress in building upon our vision to be the preferred provider of financial services for businesses and individuals in the communities we serve.
Our focus throughout 2006 remained on strategies that helped us more effectively implement on our strategic priorities. Throughout the organization, we better aligned resources to high potential markets so our associates could better meet the needs of our customers and optimize sales, service and revenue potential.
Associated has established clearly defined performance expectations across all units within the company, ensuring proper commitment and accountability. Management’s obligation to our associates is to provide the tools and support that enable each associate to achieve the performance results we expect while providing our customers the best we have to offer.
We were also able to add more depth to our executive management team by hiring Lisa Binder as president and chief operating officer. Associated is fortunate to have someone of Lisa’s caliber as part of our executive management team.
As we move forward into 2007, we have a strong foundation to build upon and our associates are at the heart of our achievements. Their hard work and commitment are the reasons we have been able to reward our shareholders for their investment in Associated.
I would like to recognize our board of directors for their dedication and involvement. Their insight and leadership have been critical in guiding our company forward.
The strategies we’ve identified are the right ones to help Associated evolve, grow and thrive. We enter 2007 in a good position to continue delivering shareholder value and reward your investment in Associated.
Paul S. Beideman
Chairman and Chief Executive Officer
2006 Annual Report     3

At Associated, we’re focused on building long-term customer relationships one conversation at a time.
By engaging customers in quality conversations, our bankers are able to identify needs and offer the right solutions.
4     Associated Banc-Corp

Associated’s commitment to performance
Associated has identified core strategies to fuel its vision of becoming the preferred provider of financial services for businesses and individuals in the communities it serves.
Throughout the company, associates and resources are aligned to support the following strategic priorities:
•	Sales and revenue growth

•	Improving the quality of earnings

•	Investing in attractive markets

•	Building a unified performance culture

•	Managing expenses

•	Government and compliance excellence
Positioning for long-term sales and revenue growth
Deposits are a significant contributor to revenue and profit. Associated’s focus on increasing demand deposit accounts was augmented with the February 2006 introduction of new retail checking products that give customers clear value for maintaining higher balances and multiple accounts. This strategy, which increased new retail checking account growth and decreased customer attrition, will be complemented with new savings and money market options in 2007.
Other retail services also showed progress, as home equity loans continued a strong growth trend and Associated saw increased usage of its world-class online banking services.
In 2006, Associated better positioned its business banking associates to take advantage of large, mid-sized and small business sales opportunities in major metro markets. This new business model gives relationship managers the resources they need to have a greater impact on Associated’s profitability.
An improved focus on marketing, product management and pricing disciplines also enabled Associated to introduce new product packages designed to capitalize on extensive cross-sale opportunities within each business segment and better meet customer needs.
Further aligning marketing resources to support product sales in markets that have the highest potential is a priority for 2007.
2006 Annual Report     5

Associates across all lines of business are united as one team.
Working together, our associates reach out to both consumer and business customers to proactively address their financial needs while creating extended cross-sale opportunities.
6     Associated Banc-Corp

Improving the quality of earnings
Key to continued improvement in Associated’s quality of earnings is the diversification of revenue streams.
Over the past few years Associated has shown steady growth in core fee income categories. Most importantly, the company has changed the composition of its fee income.
Until recently, Associated’s reliance on the revenues that came from its mortgage business was considerable, and the revenue shortfall was a challenge when mortgage volumes decreased.
Associated’s strategies have successfully changed the trajectory and source of its fee income in several areas, including trust service fees, service charges on deposits, insurance commissions, brokerage fees and card-based and other nondeposit fees. Year over year, this core fee income increased 8%.
The wealth management and insurance businesses proved to be key contributors to Associated’s fee income growth in 2006. This was aided by the performance of cross-functional sales teams representing business, consumer, insurance and wealth management that focused on maximizing cross-sales to customers and new prospects. Sales in wealth management and insurance continue to provide long-term, sustainable fee income growth opportunities.
Investing in growth markets to maximize potential
Associated continued its branch leadership in attractive Midwest markets, with more than 300 banking offices serving more than 180 communities in Wisconsin, Illinois and Minnesota, and more banking locations in Wisconsin than any other bank.
In 2006, Associated increased its presence and penetration in selected markets. Investing in growth markets such as Madison, Wis., has proven to be a good investment as Associated experienced significant commercial and industrial loan growth in that market over the past year.
Associated also invested in new branches and additional resources in the Twin Cities area. Coupled with an agreement made in January 2007 to purchase First National Bank of Hudson, headquartered in Woodbury, Minn., a suburban community adjacent to Minneapolis and St. Paul, this expands Associated’s network of convenient locations in one of the most dynamic and fast-growing markets in the Midwest. Once the acquisition is complete, Associated will have 26 offices in the greater Twin Cities area and 35 total when including all Minnesota locations.
Aligning resources with market opportunities is an ongoing process, and Associated will continue evaluating and investing in its resources to ensure the company is positioned to take advantage of each market’s potential.
2006 Annual Report     7

Our focus is always on how we can deliver the most value to our customers.
Representatives from Associated Financial Group offer a broad array of insurance and benefit consulting services. This uniquely positions the company to offer many value-added services to consumers and businesses.
8     Associated Banc-Corp

Building a unified performance culture — One team, shared objectives, aiming for outstanding results
Throughout the company, Associated emphasized that every associate is linked to the sales and service process and can identify and help capitalize on new and cross-sale opportunities.
Associated continued enhancing the customer experience through its Achieving Excellence program, a long-term initiative aimed at improving bankers’ ability to uncover customer needs and direct them to effective Associated products. This program supports the alignment of sales goals and objectives throughout the organization and emphasizes ongoing coaching to ensure all associates clearly understand their accountability in achieving sales and service goals, and how their actions affect priority revenue initiatives.
Backing these efforts, Associated’s sales and support specialists constantly take steps to improve operational efficiencies by streamlining procedures and centralizing routine banking processes so front-line associates can focus on better meeting their customers’ needs.
As part of the company’s ongoing commitment to service, Associated began measuring the customer experience within 48 hours of conducting a teller transaction or opening an account. Connecting with the customer within that time frame allows Associated to measure actionable behaviors and important events that drive customer satisfaction and loyalty.
Managing expenses — A disciplined and thoughtful approach
Associated has a disciplined approach to managing expenses, and consistently falls in the top tier of all banks when comparing efficiency ratios. The company’s 2006 efficiency ratio of 50.31% reflects a core strength of Associated in effectively managing operational, employment and integration costs. This was demonstrated, in part, with the consolidation of State Financial Bank completed earlier in the year.
Another important focus throughout the year was maintaining strong credit quality. Historically, credit quality and the management of credit risk have been a hallmark of Associated, and this continued in 2006. Associated’s thorough underwriting and collateralization policies have served the company well.
Associated has also taken steps to manage expenses through continued investments in the overall productivity and efficiency of our associates.
In 2006, Associated began implementation of its new core banking systems that will enable the company to optimize performance by eliminating overlapping processes conducted in the branches and back office.
In addition, the new system will standardize communication and improve customer service by allowing branch-centric and operational-based associates to concurrently view all customer requests and correspondence. Associated will run the new systems in-house, providing increased flexibility and speed for bringing product and service enhancements to Associated’s customers. The new system conversion is slated for completion during the first quarter of 2008.
2006 Annual Report     9

Associated places high importance on investing in our associates’ success.
Our people are our greatest strength. We believe in investing in their professional development and the communities they serve. It just makes good business sense.
10     Associated Banc-Corp

A continued focus on government and compliance excellence
Aligning operations, sales and related activities with risk management continued to be a strong focus at Associated in 2006. The company constantly reviews its approaches using an enterprise risk model based upon its regulators’ recommendations to evaluate and limit inherent risk to the company.
These reviews are complemented by Associated’s Enterprise Risk Management Department, which analyzes and responds to new regulatory requirements, as well as monitors compliance practices across Associated’s businesses.
Making a difference in our communities
In 2006, Associated continued to recognize that taking care of its customers also means contributing to the welfare of the community. For well over 100 years, making a positive difference in the company’s communities has been an integral part of what Associated is.
The company’s philanthropy is community focused and delivered locally. Associated bankers know their community’s needs and guide Associated’s commitment to those needs. The past year’s grants ranged from small donations to youth-based organizations to major, multi-year commitments to large capital campaigns.
Through Associated Community Development, LLC, Associated continued to effectively work with government programs and community organizations that assist people with low to moderate incomes. This was done in part by taking advantage of tax credits that make it possible for Associated to champion projects that otherwise would not qualify for a bank loan. On the commercial side, Associated Community Development also invested in programs that provide jobs in distressed neighborhoods.
The individual generosity of associates once again emerged as Associated’s most vibrant form of philanthropy. Encouraged to become involved and use their professional expertise to address challenges impacting their communities, associates volunteered on average 10 hours each per month in 2006 — a true reflection of the caliber of the company’s associates.
     2006 Annual Report          11

2006
The strategies we’ve identified are the right ones to help Associated evolve, grow and thrive. We enter 2007 in a good position to continue delivering shareholder value and reward your investment in Associated.

12     Associated Banc-Corp

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from           to

Commission file number: 0-5519

ASSOCIATED BANC-CORP
(Exact name of registrant as specified in its charter)

Wisconsin	39-1098068
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)
1200 Hansen Road	54304
Green Bay, Wisconsin	(Zip code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (920) 491-7000
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

Title of each class	Name of each exchange on which registered

Common stock, par value $0.01 per share	The Nasdaq Stock Market LLC

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐     No ☑

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
Yes ☐     No ☑

As of June 30, 2006, (the last business day of the registrant’s most recently completed second fiscal quarter) the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $4,109,205,000. Excludes approximately $61,685,000 of market value representing the outstanding shares of the registrant owned by all directors and officers who individually, in certain cases, or collectively, may be deemed affiliates. Includes approximately $266,678,000 of market value representing 6.39% of the outstanding shares of the registrant held in a fiduciary capacity by the trust company subsidiary of the registrant.

As of February 21, 2007, 127,287,376 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K Into Which
Proxy Statement for Annual Meeting of	Portions of Documents are Incorporated
Shareholders on April 25, 2007	Part III

ASSOCIATED BANC-CORP
2006 FORM 10-K TABLE OF CONTENTS

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

Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, could affect the future financial results of Associated Banc-Corp and could cause those results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document. These factors, many of which are beyond Associated Banc-Corp’s control, include the following:

•	operating, legal, and regulatory risks;

•	economic, political, and competitive forces affecting Associated Banc-Corp’s banking, securities, asset management, insurance, and credit services businesses;

•	integration risks related to acquisitions;

•	impact on net interest income of changes in monetary policy and general economic conditions; and

•	the risk that Associated Banc-Corp’s analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

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

General

Associated Banc-Corp (individually referred to herein as the “Parent Company” and together with all of its subsidiaries and affiliates, collectively referred to herein as “the Corporation,” “Associated,” “we,” “us,” or “our”) is a bank holding company registered pursuant to the Bank Holding Company Act of 1956, as amended (the “BHC Act”). We were incorporated in Wisconsin in 1964 and were inactive until 1969 when permission was received from the Board of Governors of the Federal Reserve System (the “FRB” or “Federal Reserve”) to acquire three banks. At December 31, 2006, we owned one commercial bank headquartered in Wisconsin, serving local communities within our three-state footprint (Wisconsin, Illinois, and Minnesota) and, measured by total assets held at December 31, 2006, was the second largest commercial bank holding company headquartered in Wisconsin. We also owned 28 limited purpose banking and nonbanking subsidiaries located in Arizona, California, Illinois, Minnesota, Nevada, Vermont, and Wisconsin, that are closely related or incidental to the business of banking.

We provide our subsidiaries with leadership, as well as financial and managerial assistance in areas such as corporate development, auditing, marketing, legal/compliance, human resources management, risk management, facilities management, security, purchasing, credit administration, asset and liability management and other treasury-related activities, budgeting, accounting and other finance support.

Responsibility for the management of the subsidiaries remains with their respective boards of directors and officers. Services rendered to the subsidiaries by us are intended to assist the local management of these subsidiaries to expand the scope of services offered by them. At December 31, 2006, our bank subsidiary provided services through 314 locations in approximately 180 communities.

Services

Through our banking subsidiary and various nonbanking subsidiaries, we provide a diversified range of banking and nonbanking products and services to individuals and businesses in the communities we serve. We organize our business into two reportable segments: Banking and Wealth Management. Our banking and wealth management activities are conducted predominantly in Wisconsin, Minnesota, and Illinois, and are primarily delivered through branch facilities in this tri-state area, as well as supplemented through loan production offices, supermarket branches, a customer service call center and 24-hour phone-banking services, an interstate Automated Teller Machine (ATM) network, and internet banking services. See also Note 20, “Segment Reporting,” of the notes to consolidated financial statements within Part II, Item 8. As disclosed in Note 20, the banking segment represented approximately 90% of total revenues in 2006, as defined in the note. Our profitability is predominantly dependent on the net interest income, noninterest income, the level of the provision for loan losses, noninterest expense, and related income taxes of our banking segment.

Banking consists of lending and deposit gathering (as well as other banking-related products and services) to businesses, governments, and consumers, and the support to deliver, fund, and manage such banking services. We offer a variety of loan and deposit products to retail customers, including but not limited to: home equity loans and lines of credit, residential mortgage loans and mortgage refinancing, education loans, personal and installment loans, checking, savings, money market deposit accounts, IRA accounts, certificates of deposit, and safe deposit boxes. As part of our management of originating and servicing residential mortgage loans, nearly all of our long-term, fixed-rate residential mortgage loans are sold in the secondary market with servicing rights retained. Loans, deposits, and related banking services to businesses (including small and larger businesses, governments/municipalities, metro or niche markets, and companies with specialized lending needs such as floor plan lending or asset-based lending) primarily include, but are not limited to: business checking and other business deposit products, business loans, lines of credit, commercial real estate financing, construction loans, letters of credit, revolving credit arrangements, and to a lesser degree business credit cards and equipment and machinery leases. To further support business customers and correspondent financial institutions, we provide safe deposit and night depository services, cash management, international banking, as well as check clearing, safekeeping, and other banking-based services.

Lending involves credit risk.  Credit risk is controlled and monitored through active asset quality management including the use of lending standards, thorough review of potential borrowers, and active asset quality administration. Credit risk management is discussed under Part II Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” sections “Critical Accounting Policies,” “Loans,” “Allowance for Loan Losses,” and “Nonperforming Loans, Potential Problem Loans, and Other Real Estate Owned,” and under Part II Item 8, Note 1, “Summary of Significant Accounting Policies,” and Note 4, “Loans,” of the notes to consolidated financial statements. Also see Item 1A, “Risk Factors.”

The wealth management segment provides products and a variety of fiduciary, investment management, advisory and corporate agency services to assist customers in building, investing, or protecting their wealth. Customers include individuals, corporations, small businesses, charitable trusts, endowments, foundations, and institutional investors. The wealth management segment is comprised of a) a full range of personal and business insurance products and services (including life, property, casualty, credit and mortgage insurance, fixed annuities, and employee group benefits consulting and administration), b) full-service investment brokerage, variable annuities, and discount and on-line brokerage, and c) trust/asset management, investment management, administration of pension, profit-sharing and other employee benefit plans, personal trusts, and estate planning. See also Note 20, “Segment Reporting,” of the notes to consolidated financial statements within Part II, Item 8. As disclosed in Note 20, the wealth management segment represented approximately 10% of total revenues in 2006, as defined in the note.

We are not dependent upon a single or a few customers, the loss of which would have a material adverse effect on us. No material portion of our business is seasonal.

Employees

At December 31, 2006, we had 5,101 full-time equivalent employees. None of our employees are represented by unions. We consider our relationship with our employees to be good.

Competition

The financial services industry is highly competitive. We compete for loans, deposits, and financial services in all of our principal markets. We compete directly with other bank and nonbank institutions located within our markets, internet-based banks, with out-of-market banks and bank holding companies that advertise or otherwise serve our markets, money market and other mutual funds, brokerage houses, and various other financial institutions. Additionally, we compete with insurance companies, leasing companies, regulated small loan companies, credit unions, governmental agencies, and commercial entities offering financial services products. Competition involves efforts to obtain new deposits, the scope and type of services offered, interest rates paid on deposits and charged on loans, as well as other aspects of banking. We also face direct competition from members of bank holding company systems that have greater assets and resources than ours.

Supervision and Regulation

Financial institutions are highly regulated both at the federal and state levels. Numerous statutes and regulations affect the business of the Corporation.

As a registered bank holding company under the BHC Act, we are regulated and supervised by the FRB. Our nationally chartered bank subsidiary is supervised and examined by the Office of the Comptroller of the Currency (the “OCC”). All subsidiaries of us that accept insured deposits are subject to examination by the Federal Deposit Insurance Corporation (the “FDIC”).

Capital Requirements

We are subject to various regulatory capital requirements administered by the federal banking agencies noted above. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting policies. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. We have consistently maintained regulatory capital ratios at or above the well capitalized standards. For further detail on capital and capital ratios see sections, “Liquidity” and “Capital,” and Note 18, “Regulatory Matters,” of the notes to consolidated financial statements.

Under the risk-based capital requirements for bank holding companies, the minimum requirement for the ratio of total capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) is 8%. At least half of the total capital (as defined below) is to be composed of common stockholders’ equity, retained earnings, qualifying perpetual preferred stock (in a limited amount in the case of cumulative preferred stock), minority interests in the equity accounts of consolidated subsidiaries, and qualifying trust preferred securities, less goodwill and certain intangibles (“tier 1 capital”). The remainder of total capital may consist of qualifying subordinated debt and redeemable preferred stock, qualifying cumulative perpetual preferred stock and allowance for loan losses (“tier 2 capital”, and together with tier 1 capital, “total capital”). At December 31, 2006, our tier 1 capital and total capital ratios were 9.42% and 11.92%, respectively.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These requirements provide for a minimum leverage ratio of tier 1 capital to adjusted average quarterly assets less certain amounts (“leverage ratio”) equal to 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a leverage ratio of at least 4%. Our leverage ratio at December 31, 2006, was 7.82%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve will continue to consider a “tangible tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or to engage in new activity. The Federal Reserve has not advised us of any specific minimum leverage ratio or tier 1 leverage ratio applicable to us.

Our subsidiary national bank is subject to similar capital requirements adopted by the OCC. The OCC has not advised our subsidiary bank of any specific minimum leverage ratios applicable to it. The risk-based capital requirements identify concentrations of credit risk and certain risks arising from non-traditional activities, and the management of those risks, as important factors to consider in assessing an institution’s overall capital adequacy. Other factors taken into consideration by federal regulators include: interest rate exposure; liquidity, funding and market risk; the quality and level of earnings; the quality of loans and investments; the effectiveness of loan and investment policies; and management’s overall ability to monitor and control financial and operational risks, including the risks presented by concentrations of credit and non-traditional activities.

In December 2006, the federal banking agencies issued a notice of proposed rulemaking seeking comment on various possible changes to the existing risk-based capital requirements. 71 F.R. 77446. These rules, referred to as “Basel IA,” would apply to the majority of U.S. banks that would not be subject to the proposed more advanced capital adequacy rules, known as Basel II. The notice suggests that most U.S. domestic institutions would be able to choose to remain under the existing Basel I risk-based capital system. Proposed modifications to the Basel I system under Basel IA would include: (1) expanding the number of risk-weightings from 4 to 8, with the highest being 200%; (ii) expanding the use of external credit ratings as an indicator of credit risk for externally-rated exposures; (iii) expanding the range of collateral and guarantors that may qualify an exposure for a lower risk-weighting; (iv) using loan-to-value ratios (and possibly, credit assessments and other broad measures of credit risk) for assigning risk weightings for residential mortgages; (v) imposing a capital charge for certain short-term commitments; (vi) assessing a risk-based capital charge to reflect the risks in securitizations backed by revolving retail exposures with early amortization provisions; (vii) removing the 50% limit on the risk-weighting for credit equivalent amounts of derivatives; and (viii) a possible reduction of the risk-weight for small loans to business. We would be subject to the Basel IA rules upon their adoption and are evaluating the effect on our capital requirements if these rules are adopted in their proposed form.

Banking Acquisitions

As a bank holding company, we are required to obtain prior Federal Reserve approval before acquiring more than 5% of the voting shares, or substantially all of the assets, of a bank holding company, bank or savings association. In determining whether to approve a proposed bank acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution’s record of addressing the credit needs of the communities it serves, including the needs of low and moderate income neighborhoods, consistent with the safe and sound operation of the bank, under the Community Reinvestment Act (“CRA”).

Banking Subsidiary Dividends

The Parent Company is a legal entity separate and distinct from its banking (and other) subsidiaries. A major portion of our revenues results from amounts paid as dividends to us by our national bank subsidiary. The OCC’s prior approval is required if the total of all dividends declared by a national bank in any calendar year will exceed the sum of that bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses.

Under the foregoing dividend restrictions and certain restrictions applicable to certain of our nonbanking subsidiaries, as of December 31, 2006, our subsidiaries, without obtaining affirmative governmental approvals, could pay aggregate dividends of $50 million to us. This amount is not necessarily indicative of amounts that may be available in future periods. In 2006, our subsidiaries paid $354 million in cash dividends to us.

In addition, we and our banking subsidiary are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank or bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The appropriate federal regulatory authorities have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings.

Bank Holding Company Act Requirements

The Gramm-Leach-Bliley Act of 1999 significantly amended the BHC Act. The amendments, among other things, allow certain qualifying bank holding companies that elect treatment as “financial holding companies” to engage in activities that are financial in nature and that explicitly include the underwriting and sale of insurance. The Parent Company thus far has not elected to be treated as a financial holding company. Bank holding companies that have not elected such treatment generally must limit their activities to banking activities and activities that are closely related to banking.

The BHC Act’s provisions governing the scope and manner of the FRB’s supervision of bank holding companies, the manner in which activities may be found to be financial in nature or closely related to banking, and the extent to which state laws on insurance will apply to insurance activities of banks and bank subsidiaries were also amended. The FRB has issued regulations implementing these provisions. The BHC Act, as amended, allows for the expansion of activities by banking organizations and permits consolidation among financial organizations generally. Under the BHC Act, we are required to act as a source of financial strength to each of our subsidiaries pursuant to which we may be required to commit financial resources to support such subsidiaries in circumstances when, absent such requirements, we might not otherwise do so. The BHC Act also requires the prior approval of the FRB to enable us to acquire direct or indirect control of more than five percent of any class of voting shares of any bank or bank holding company. The BHC Act further regulates our activities, including requirements and limitations relating to capital, transactions with officers, directors and affiliates, securities issuances, dividend payments, inter-affiliate liabilities, extensions of credit, and expansion through mergers and acquisitions.

Enforcement Powers of the Federal Banking Agencies; Prompt Corrective Action

The federal regulatory authorities have broad authority to enforce the regulatory requirements imposed on us. In particular, the provisions of the Federal Deposit Insurance Act (“FDIA”), and its implementing regulations carry greater enforcement powers. Under the FDIA, all commonly controlled FDIC insured depository institutions may be held liable for any loss incurred by the FDIC resulting from a failure of, or any assistance given by the FDIC to, any commonly controlled institutions. Pursuant to certain provisions of the FDIA, the federal regulatory agencies have broad powers to take prompt corrective action if a depository institution fails to maintain certain capital levels. Prompt corrective action may include, without limitation, restricting the ability of us to pay dividends, restricting acquisitions or other activities, and placing limitations on asset growth. At this time, our capital levels exceed the levels specified by the federal banking agencies, below which prompt corrective action could be taken.

Interstate Branching

Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Riegle-Neal Act”), an adequately capitalized and managed bank holding company may acquire banks in states other than its home state without regard to the permissibility of such acquisitions under state law, but remain subject to state requirements that a bank has been organized and operating for a period of time. Subject to certain other restrictions, the Riegle-Neal Act also authorizes banks to merge across state lines to create interstate branches. The Riegle-Neal Amendments Act of 1997 and the Regulatory Relief Act of 2006 provides further guidance on the application of host state laws to any branch located outside the host state.

Deposit Insurance Premiums

The FDIC maintains the Deposit Insurance Fund (“DIF”) by assessing depository institutions an insurance premium on a quarterly basis. The amount of the assessment is a function of the institution’s risk category and assessment base. An institution’s risk category is determined according to its supervisory ratings and capital levels, and is used to determine the institution’s assessment rate. The assessment rate for the lowest risk category (Risk Category I) is calculated according to a formula, which for banks with less than $10 billion in assets, relies on supervisory ratings and certain financial ratios. An insured bank’s assessment base is determined by the balance of its insured deposits, and for an institution with more than $1 billion in assets, is calculated based on the average daily deposit balances of that institution. This system is risk-based and allows banks to pay less assessments to the FDIC as their capital level and supervisory ratings improve. By the same token, if these indicators deteriorate, the institution will have to pay higher assessments to the FDIC.

Under the FDIA, the FDIC Board has the authority to set the annual assessment rate range for the Risk Category I (and the assessment rate for the other categories), within certain regulatory limits, in order to maintain the DIF reserve ratio at the requisite level, which at December 31, 2006 was 1.35%. The FDIC has currently set the assessment rate range for Category I at 5-7 basis points of the balance of insured deposits.

The FDIC is authorized to terminate a depository bank’s deposit insurance upon a finding by the FDIC that the bank’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the bank’s regulatory agency. The termination of deposit insurance for our subsidiary national bank could have a material adverse effect on our earnings, operations and financial condition.

Depositor Preference

Under federal law, deposits and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution, including federal funds and letters of credit, in the “liquidation or other resolution” of such an institution by any receiver.

Community Reinvestment Act Requirements

Our bank subsidiary is subject to periodic CRA review by our primary federal regulators. Associated Bank, National Association, underwent a CRA examination by the Comptroller of the Currency on November 10, 2003, for which it received a Satisfactory rating.

Anti-Money Laundering

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

The laws and regulations to which we are subject are constantly under review by Congress, the federal regulatory agencies, and the state authorities. These laws and regulations could be changed drastically in the future, which could affect our profitability, our ability to compete effectively, or the composition of the financial services industry in which we compete.

Government Monetary Policies and Economic Controls

Our earnings and growth, as well as the earnings and growth of the banking industry, are affected by the credit policies of monetary authorities, including the FRB. An important function of the Federal Reserve is to regulate the national supply of bank credit in order to combat recession and curb inflationary pressures. Among the instruments of monetary policy used by the Federal Reserve to implement these objectives are open market operations in U.S. government securities, changes in reserve requirements against member bank deposits, and changes in the Federal Reserve discount rate. These means are used in varying combinations to influence overall growth of bank loans, investments, and deposits, and may also affect interest rates charged on loans or paid for deposits. The monetary policies of the Federal Reserve authorities have had a significant effect on the operating results of commercial banks in the past and are expected to continue to have such an effect in the future.

In view of changing conditions in the national economy and in money markets, as well as the effect of credit policies by monetary and fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, and loan demand, or their effect on our business and earnings or on the financial condition of our various customers.

Available Information

We file annual, quarterly, and current reports, proxy statements, and other information with the SEC. These filings are available to the public on the Internet at the SEC’s web site at www.sec.gov. Shareholders may also read and copy any document that we file at the SEC’s public reference rooms located at 450 Fifth Street, NW, Washington, DC 20549. Shareholders may call the SEC at 1-800-SEC-0330 for further information on the public reference room.

Our principal Internet address is www.associatedbank.com. We make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, shareholders may request a copy of any of our filings (excluding exhibits) at no cost by writing, telephoning, faxing, or e-mailing us at the following address, telephone number, fax number or e-mail address: Associated Banc-Corp, Attn: Shareholder Relations, 1200 Hansen Road, Green Bay, WI 54304; phone 920-431-8034; fax 920-431-8037; or e-mail to shareholders@associatedbank.com. Our Code of Ethics for Directors and Executive Officers, corporate governance guidelines and Board of Directors committee charters are all available on our website.

Information contained on any of our websites is not deemed to be a part of this Annual Report.

ITEM 1A.	RISK FACTORS

An investment in Associated’s common stock is subject to risks inherent to our business. The material risks and uncertainties that management believes affect us are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below, together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. This report is qualified in its entirety by these risk factors. See also, “Special Note Regarding Forward-Looking Statements.”

If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly, and you could lose all or part of your investment.

External Risks

Our Stock Price can be Volatile — Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	Actual or anticipated variations in quarterly results of operations.

•	Recommendations by securities analysts.

•	Operating results and stock price performance of other companies that investors deem comparable to us.

•	News reports relating to trends, concerns, and other issues in the financial services industry.

•	Perceptions in the marketplace regarding us and/or our competitors.

•	New technology used or services offered by competitors.

•	Significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving us or our competitors.

•	Failure to integrate acquisitions or realize anticipated benefits from acquisitions.

•	Changes in government regulations.

•	Geopolitical conditions such as acts or threats of terrorism or military conflicts.

General market fluctuations, industry factors, and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes, or credit loss trends, could also cause our stock price to decrease regardless of operating results.

Our Articles of Incorporation, Bylaws, and Certain Banking Laws may have an Anti-Takeover Effect — Provisions of our articles of incorporation, bylaws, and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our shareholders. The combination of these provisions may prohibit a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common stock.

An Investment in Our Common Stock is not an Insured Deposit — Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund, or by any other public or private entity. An investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you may lose some or all of your investment.

Our Profitability Depends Significantly on Economic Conditions in the States within which We do Business — Our success depends on the general economic conditions of the specific local markets in which we operate. Local economic conditions have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans, and the stability of our deposit funding sources. A significant decline in general local economic conditions, caused by inflation, recession, unemployment, changes in securities markets or other factors could impact local economic conditions and, in turn, have a material adverse effect on our financial condition and results of operations.

The Earnings of Financial Services Companies are Significantly Affected by General Business and Economic Conditions — Our operations and profitability are impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, and the strength of the United States economy, all of which are beyond our control. A deterioration in economic conditions could result in an increase in loan delinquencies and nonperforming assets, decreases in loan collateral values, and a decrease in demand for our products and services, among other things, any of which could have a material adverse impact on our financial condition and results of operations.

Our Earnings are Significantly Affected by the Fiscal and Monetary Policies of the Federal Government and Its Agencies — The policies of the Federal Reserve impact us significantly. The Federal Reserve regulates the supply of money and credit in the United States. Its policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits and can also affect the value of financial instruments we hold. Those policies determine to a significant extent our cost of funds for lending and investing. Changes in those policies are beyond our control and are difficult to predict. Federal Reserve policies can also affect our borrowers, potentially increasing the risk that they may fail to repay their loans. For example, a tightening of the money supply by the Federal Reserve could reduce the demand for a borrower’s products and services. This could adversely affect the borrower’s earnings and ability to repay its loan, which could have a material adverse effect on our financial condition and results of operation.

We Operate in a Highly Competitive Industry and Market Area — We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and internet banks within the various markets in which we operate. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory, and technological changes and continued consolidation. Banks, securities firms, and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Also, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.

Our ability to compete successfully depends on a number of factors, including, among other things:

•	The ability to develop, maintain, and build upon long-term customer relationships based on top quality service, high ethical standards, and safe, sound assets.

•	The ability to expand our market position.

•	The scope, relevance, and pricing of products and services offered to meet customer needs and demands.

•	The rate at which we introduce new products and services relative to our competitors.

•	Customer satisfaction with our level of service.

•	Industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our financial condition and results of operations.

Consumers may Decide not to Use Banks to Complete Their Financial Transactions — Technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

Severe Weather, Natural Disasters, Acts of War or Terrorism, and Other External Events could Significantly Impact Our Business — Severe weather, natural disasters, acts of war or terrorism, and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

Strategic Risks

Our Financial Condition and Results of Operations could be Negatively Affected if We Fail to Grow or Fail to Manage Our Growth Effectively — Our business strategy includes significant growth plans. We intend to continue pursuing a profitable growth strategy. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in significant growth stages of development. We cannot assure you that we will be able to expand our market presence in our existing markets or successfully enter new markets or that any such expansion will not adversely affect our results of operations. Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations and could adversely affect our ability to successfully implement our business strategy. Also, if we grow more slowly than anticipated, our operating results could be materially adversely affected.

Our ability to grow successfully will depend on a variety of factors including the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth. While we believe we have the management resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available or growth will be successfully managed.

Acquisitions May Disrupt Our Business and Dilute Stockholder Value — We regularly evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, negotiations may take place and future mergers or acquisitions involving cash, debt, or equity securities may occur at any time. We seek merger or acquisition partners that are culturally similar, have experienced management, and possess either significant market presence or have potential for improved profitability through financial management, economies of scale, or expanded services.

Acquiring other banks, businesses, or branches involves potential adverse impact to our financial results and various other risks commonly associated with acquisitions, including, among other things:

•	Difficulty in estimating the value of the target company.

•	Payment of a premium over book and market values that may dilute our tangible book value and earnings per share in the short and long term.

•	Potential exposure to unknown or contingent liabilities of the target company.

•	Exposure to potential asset quality issues of the target company.

•	There may be volatility in reported income as goodwill impairment losses could occur irregularly and in varying amounts.

•	Difficulty and expense of integrating the operations and personnel of the target company.

•	Inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits.

•	Potential disruption to our business.

•	Potential diversion of our management’s time and attention.

•	The possible loss of key employees and customers of the target company.

•	Potential changes in banking or tax laws or regulations that may affect the target company.

We Continually Encounter Technological Change — The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

New Lines of Business or New Products and Services May Subject Us to Additional Risk — From time to time, we may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business and/or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business and/or new products or services could have a material adverse effect on our business, results of operations and financial condition.

Reputation Risks

Negative Publicity could Damage Our Reputation — Reputation risk, or the risk to our earnings and capital from negative public opinion, is inherent in our business. Negative public opinion could adversely affect our ability to keep and attract customers and expose us to adverse legal and regulatory consequences. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance, regulatory compliance, mergers and acquisitions, and disclosure, sharing or inadequate protection of customer information, and from actions taken by government regulators and community organizations in response to that conduct. Because we conduct most of our business under the “Associated Bank” brand, negative public opinion about one business could affect our other businesses.

Unauthorized Disclosure of Sensitive or Confidential Client or Customer Information, Whether Through a Breach of Our Computer Systems or Otherwise, could Severely Harm Our Business — As part of our business, we collect, process and retain sensitive and confidential client and customer information on our behalf and on behalf of other third parties. Despite the security measures we have in place, our facilities and systems, and those of our third party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information, whether by us or by our vendors, could severely damage our reputation, expose us to the risk of litigation and liability, disrupt our operations and have a material adverse effect on our business.

Ethics or Conflict of Interest Issues could Damage Our Reputation — We have established a Code of Conduct and related policies and procedures to address the ethical conduct of business and to avoid potential conflicts of interest. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our related controls and procedures or failure to comply with the established Code of Conduct could have a material adverse effect on our reputation, business, results of operations, and/or financial condition.

Credit Risks

We are Subject to Lending Concentration Risks — As of December 31, 2006, approximately 64% of our loan portfolio consisted of commercial, financial, and agricultural, real estate construction, commercial real estate loans, and lease financing (collectively, “commercial loans”). Commercial loans are generally viewed as having more inherent risk of default than residential mortgage loans or retail loans. Also, the commercial loan balance per borrower is typically larger than that for residential mortgage loans and retail loans, inferring higher potential losses on an individual loan basis. Because our loan portfolio contains a growing number of commercial loans with balances over a $25 million internal threshold, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses, and an increase in loan charge offs, all of which could have a material adverse effect on our financial condition and results of operations.

Changes in Economic and Political Conditions could Adversely Affect Our Earnings, as Our Borrowers’ Ability to Repay Loans and the Value of the Collateral Securing Our Loans Decline — Our success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental monetary policies.

Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which could have an adverse impact on our earnings. Consequently, any decline in the economy in our market area could have a material adverse effect on our financial condition and results of operations.

Our Allowance for Loan Losses may be Insufficient — All borrowers carry the potential to default and our remedies to recover (seizure and/or sale of collateral, legal actions, guarantees, etc.) may not fully satisfy money previously lent. We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable credit losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance for loan losses reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political, and regulatory conditions; and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of additional loan charge offs, based on judgments different than those of management. An increase in the allowance for loan losses results in a decrease in net income, and possibly risk-based capital, and may have a material adverse effect on our financial condition and results of operations.

We are Subject to Environmental Liability Risk Associated with Lending Activities — A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

Lack of System Integrity or Credit Quality Related to Funds Settlement could Result in a Financial Loss — We settle funds on behalf of financial institutions, other businesses and consumers and receive funds from clients, card issuers, payment networks and consumers on a daily basis for a variety of transaction types. Transactions facilitated by us include debit card, credit card and electronic bill payment transactions, supporting consumers, financial institutions and other businesses. These payment activities rely upon the technology infrastructure that facilitates the verification of activity with counterparties and the facilitation of the payment. If the continuity of operations or integrity of processing were compromised this could result in a financial loss to us due to a failure in payment facilitation. In addition, we may issue credit to consumers, financial institutions or other businesses as part of the funds settlement. A default on this credit by a counterparty could result in a financial loss to us.

Financial Services Companies Depend on the Accuracy and Completeness of Information about Customers and Counterparties — In deciding whether to extend credit or enter into other transactions, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports, and other financial information. We may also rely on representations of those customers, counterparties, or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports, or other financial information could cause us to enter into unfavorable transactions, which could have a material adverse effect on our financial condition and results of operations.

Liquidity Risks

Liquidity is Essential to Our Businesses — Our liquidity could be impaired by an inability to access the capital markets or unforeseen outflows of cash. This situation may arise due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects third parties or us. Our credit ratings are important to our liquidity. A reduction in our credit ratings could adversely affect our liquidity and competitive position, increase our borrowing costs, limit our access to the capital markets or trigger unfavorable contractual obligations.

We Rely on Dividends from Our Subsidiaries for most of Our Revenue — Our Parent Company is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on our common stock, repurchase our common stock, and to pay interest and principal on our Parent Company’s debt. Various federal and/or state laws and regulations limit the amount of dividends that Associated Bank, National Association, and certain nonbank subsidiaries may pay to the Parent Company. Also, the Parent Company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event Associated Bank, National Association, is unable to pay dividends to the Parent Company, the Parent Company may not be able to service debt, pay obligations, or pay dividends on our common stock. The inability to receive dividends from Associated Bank, National Association, could have a material adverse effect on our business, financial condition, and results of operations.

Interest Rate Risks

We are Subject to Interest Rate Risk — Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, and (iii) the average duration of our mortgage-backed securities portfolio and other interest-earning assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Although management believes it has implemented effective asset and liability management strategies, including the limited use of derivatives as hedging instruments, to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet.

The Impact of Interest Rates on Our Mortgage Banking Business can be Large and Complex — Changes in interest rates can impact our mortgage related revenues. A decline in mortgage rates generally increases the demand for mortgage loans as borrowers refinance, but also generally leads to accelerated payoffs. Conversely, in a constant or increasing rate environment, we would expect fewer loans to be refinanced and a decline in payoffs. Although we use models to assess the impact of interest rates on mortgage related revenues, the estimates of revenues produced by these models are dependent on estimates and assumptions of future loan demand, prepayment speeds and other factors which may differ from actual subsequent experience.

Changes in Interest Rates could also Reduce the Value of Our Mortgage Servicing Rights and Earnings — We have a portfolio of mortgage servicing rights. A mortgage servicing right (MSR) is the right to service a mortgage loan (i.e, collect principal, interest, escrow amounts, etc.) for a fee. We acquire MSRs when we originate mortgage loans and keep the servicing rights after we sell or securitize the loans or when we purchase the servicing rights to mortgage loans originated by other lenders. We carry MSRs at the lower of amortized cost or estimated fair value. Fair value is the present value of estimated future net servicing income, calculated based on a number of variables, including assumptions about the likelihood of prepayment by borrowers.

Changes in interest rates can affect prepayment assumptions and thus fair value. When interest rates fall, borrowers are more likely to prepay their mortgage loans by refinancing them at a lower rate. As the likelihood of prepayment increases, the fair value of our MSRs can decrease. Each quarter we evaluate our MSRs for impairment based on the difference between carrying amount and fair value at quarter end. If temporary impairment exists, we establish a valuation allowance through a charge to earnings for the amount the carrying amount exceeds fair value. We also evaluate our MSRs for other-than-temporary impairment. If we determine that other-than-temporary impairment exists, we will recognize a direct write-down of the carrying value of the MSRs.

Legal/Compliance Risks

We are Subject to Extensive Government Regulation and Supervision — We, primarily through Associated Bank, National Association, and certain nonbank subsidiaries, are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds, and the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy, and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations, and policies for possible changes. Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of nonbanks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputation damage, which could have a material adverse effect on our business, financial condition, and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

We are Subject to Examinations and Challenges by Tax Authorities — We are subject to federal and state income tax regulations. Income tax regulations are often complex and require interpretation. Changes in income tax regulations could negatively impact our results of operations. In the normal course of business, we are routinely subject to examinations and challenges from federal and state tax authorities regarding the amount of taxes due in connection with investments we have made and the businesses in which we have engaged. Recently, federal and state taxing authorities have become increasingly aggressive in challenging tax positions taken by financial institutions. These tax positions may relate to tax compliance, sales and use, franchise, gross receipts, payroll, property and income tax issues, including tax base, apportionment and tax credit planning. The challenges made by tax authorities may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. If any such challenges are made and are not resolved in our favor, they could have a material adverse effect on our financial condition and results of operations.

We are Subject to Claims and Litigation Pertaining to Fiduciary Responsibility — From time to time, customers make claims and take legal action pertaining to the performance of our fiduciary responsibilities. Whether customer claims and legal action related to the performance of our fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us, they may result in significant financial liability and/or adversely affect the market perception of us and our products and services, as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

We may be a Defendant in a Variety of Litigation and Other Actions, Which may have a Material Adverse Effect on our Financial Condition and Results of Operation — We may be involved from time to time in a variety of litigation arising out of our business. Our insurance may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation exceed our insurance coverage, they could have a material adverse effect on our financial condition and results of operation. In addition, we may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms, if at all.

Operational Risks

Changes in Our Accounting Policies or in Accounting Standards could Materially affect how We Report Our Financial Results and Condition — Our accounting policies are fundamental to understanding our financial results and condition. Some of these policies require use of estimates and assumptions that may affect the value of our assets or liabilities and financial results. Some of our accounting policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions.

From time to time the Financial Accounting Standards Board (FASB) and the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our external financial statements. These changes are beyond our control, can be hard to predict and could materially impact how we report our results of operations and financial condition. We could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements in material amounts.

Our Internal Controls may be Ineffective — Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations, and financial condition.

Impairment of Goodwill or Other Intangible Assets could Require Charges to Earnings, which could Result in a Negative Impact on Our Results of Operations — Under current accounting standards, goodwill and certain other intangible assets with indeterminate lives are no longer amortized but, instead, are assessed for impairment periodically or when impairment indicators are present. Assessment of goodwill and such other intangible assets could result in circumstances where the applicable intangible asset is deemed to be impaired for accounting purposes. Under such circumstances, the intangible asset’s impairment would be reflected as a charge to earnings in the period during which such impairment is identified.

We may not be able to Attract and Retain Skilled People — Our success depends, in large part, on our ability to attract and retain skilled people. Competition for the best people in most activities engaged in by us can be intense and we may not be able to hire sufficiently skilled people or to retain them. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our markets, years of industry experience, and the difficulty of promptly finding qualified replacement personnel. We do not currently have employment agreements with any of our executive officers.

Loss of Key Employees may Disrupt Relationships with Certain Customers — Our business is primarily relationship-driven in that many of our key employees have extensive customer relationships. Loss of a key employee with such customer relationships may lead to the loss of business if the customers were to follow that employee to a competitor. While we believe our relationship with our key producers is good we cannot guarantee that all of our key personnel will remain with our organization. Loss of such key personnel, should they enter into an employment relationship with one of our competitors, could result in the loss of some of our customers.

Because the Nature of the Financial Services Business Involves a High Volume of Transactions, We Face Significant Operational Risks — We operate in many different businesses in diverse markets and rely on the ability of our employees and systems to process a high number of transactions. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or persons outside our company, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of the internal control system and compliance requirements and business continuation and disaster recovery. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. In the event of a breakdown in the internal control system, improper operation of systems or improper employee actions, we could suffer financial loss, face regulatory action and suffer damage to our reputation.

We Rely on Other Companies to Provide Key Components of Our Business Infrastructure — Third party vendors provide key components of our business infrastructure such as internet connections, network access and core application processing. While we have selected these third party vendors carefully, we do not control their actions. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers and otherwise to conduct our business. Replacing these third party vendors could also entail significant delay and expense.

Revenues from Our Investment Management and Asset Servicing Businesses are Significant to Our Earnings — Generating returns that satisfy clients in a variety of asset classes is important to maintaining existing business and attracting new business. Administering or managing assets in accordance with the terms of governing documents and applicable laws is also important to client satisfaction, and failure to do so can generate liability.

Our Information Systems May Experience an Interruption or Breach in Security — We rely heavily on communications and information systems to conduct our business. Any failure, interruption, or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of our information systems, we cannot assure you that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions, or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

The Potential for Business Interruption Exists Throughout Our Organization - Integral to our performance is the continued efficacy of our technical systems, operational infrastructure, relationships with third parties and the vast array of associates and key executives in our day-to-day and ongoing operations. Failure by any or all of these resources subjects us to risks that may vary in size, scale and scope. This includes but is not limited to operational or technical failures, ineffectiveness or exposure due to interruption in third party support as expected, as well as, the loss of key individuals or failure on the part of key individuals to perform properly.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters are located in the Village of Ashwaubenon, Wisconsin, in a leased facility with approximately 30,000 square feet of office space. We entered into a five-year lease with one consecutive five-year extension and are currently 3 years into the five-year extension.

At December 31, 2006, our bank subsidiary occupied 314 offices in approximately 180 different communities within Illinois, Minnesota, and Wisconsin. The main office of Associated Bank, National Association, is owned. Most bank subsidiary branch offices are freestanding buildings that provide adequate customer parking, including drive-through facilities of various numbers and types for customer convenience. Some bank branch offices are in supermarket locations or in retirement communities. In addition, we own other real property that, when considered in aggregate, is not material to our financial position.

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

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR THE CORPORATION’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information in response to this item is incorporated by reference to the discussion of dividend restrictions in Note 10, “Stockholders’ Equity,” of the notes to consolidated financial statements included under Item 8 of this document. The Corporation’s common stock is traded on The Nasdaq Stock Market LLC under the symbol ASBC.

The approximate number of equity security holders of record of common stock, $.01 par value, as of February 14, 2007, was 11,400. Certain of the Corporation’s shares are held in “nominee” or “street” name and the number of beneficial owners of such shares is approximately 36,000.

Payment of future dividends is within the discretion of the Board of Directors and will depend, among other factors, on earnings, capital requirements, and the operating and financial condition of the Corporation. At the present time, the Corporation expects that dividends will continue to be paid in the future.

Following are the Corporation’s monthly common stock purchases during the fourth quarter of 2006. For a detailed discussion of the common stock repurchase authorizations and repurchases during the period, see section “Capital” included under Item 7 of this document and Note 10, “Stockholders’ Equity,” of the notes to consolidated financial statements included under Item 8 of this document.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	Be Purchased Under
Period	Shares Purchased	per Share	Announced Plans	the Plan

October 1 – 31, 2006	—	$—	—	—
November 1 – 30, 2006	2,000,000	32.40	2,000,000	1,374,690
December 1 – 31, 2006	—	—	—	—

Total	2,000,000	$32.40	2,000,000	1,374,690

In March 2006 the Board of Directors authorized the repurchase of the Corporation’s outstanding shares, not to exceed approximately 6.8 million shares. During the fourth quarter of 2006, the Corporation repurchased 2.0 million shares of its outstanding common stock for approximately $65 million (or $32.40 per share) under an accelerated share repurchase agreement and settled a previously announced 2006 accelerated share repurchase agreement in shares. At December 31, 2006, approximately 1.4 million shares remain authorized to repurchase under the March 2006 authorization.

Market Information

The following represents selected market information of the Corporation for 2006 and 2005.

			Market Price Range
			Closing Sales Prices
	Dividends Paid	Book Value	High	Low	Close

2006
4th Quarter	$0.29	$17.44	$35.13	$32.13	$34.88
3rd Quarter	0.29	17.44	32.58	30.27	32.50
2nd Quarter	0.29	17.20	34.45	30.69	31.53
1st Quarter	0.27	16.98	34.83	32.75	33.98

2005
4th Quarter	$0.27	$17.15	$33.23	$29.09	$32.55
3rd Quarter	0.27	16.12	34.74	30.29	30.48
2nd Quarter	0.27	15.80	33.89	30.11	33.58
1st Quarter	0.25	15.62	33.50	30.60	31.23

Annual dividend rate: $1.16

Stock Price Performance Graph

Set forth below is a line graph (and the underlying data points) comparing the yearly percentage change in the cumulative total shareholder return (change in year-end stock price plus reinvested dividends) on Associated’s common stock with the cumulative total return of the Nasdaq Bank Index and the S&P 500 Index for the period of five fiscal years commencing on January 1, 2002, and ending December 31, 2006. The Nasdaq Bank Index is prepared for Nasdaq by the Center for Research in Securities Prices at the University of Chicago. The graph assumes that the value of the investment in Common Stock and for each index was $100 on December 31, 2001. Historical stock price performance shown on the graph is not necessarily indicative of the future price performance.

Source: Bloomberg	2001	2002	2003	2004	2005	2006
Associated Banc-Corp	100.0	109.6	142.5	170.8	172.7	191.2
S&P 500	100.0	78.0	100.2	110.9	116.3	134.4
Nasdaq Bank Index	100.0	107.0	141.8	160.9	157.7	179.2

The Stock Price Performance Graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Statement on Form 10-K into any filing under the Securities Act or under the Exchange Act, except to the extent Associated specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

ITEM 6.	SELECTED FINANCIAL DATA

TABLE 1: EARNINGS SUMMARY AND SELECTED FINANCIAL DATA
(In thousands, except per share data)

		%					5-Year
		Change					Compound
		2005 to					Growth
Years ended December 31,	2006	2006	2005	2004	2003	2002	Rate(5)

Interest income	$1,279,379	16.9%	$1,094,025	$767,122	$727,364	$792,106	7.8%
Interest expense	609,830	44.6	421,770	214,495	216,602	290,840	5.9

Net interest income	669,549	(0.4)	672,255	552,627	510,762	501,266	9.7
Provision for loan losses	19,056	46.4	13,019	14,668	46,813	50,699	(7.5)

Net interest income after provision for loan losses	650,493	(1.3)	659,236	537,959	463,949	450,567	10.6
Noninterest income	295,501	1.5	291,086	210,247	216,882	185,347	11.4
Noninterest expense	496,215	3.3	480,463	377,869	359,115	339,588	9.5

Income before income taxes	449,779	(4.3)	469,859	370,337	321,716	296,326	12.4
Income tax expense	133,134	(11.1)	149,698	112,051	93,059	85,607	13.2

NET INCOME	$316,645	(1.1)%	$320,161	$258,286	$228,657	$210,719	12.0%

Taxable equivalent adjustment	$26,233	2.8%	$25,509	$25,528	$24,903	$24,072	3.3%
Basic earnings per share (1)	$2.40	(2.0)%	$2.45	$2.28	$2.07	$1.88	7.8%
Diluted earnings per share (1)	2.38	(2.1)	2.43	2.25	2.05	1.86	7.7
Cash dividends per share (1)	1.14	7.5	1.06	0.98	0.89	0.81	9.0
Weighted average shares outstanding (1):
Basic	132,006	1.1	130,554	113,532	110,617	112,027	3.9
Diluted	133,132	0.9	131,931	115,025	111,761	113,240	3.9
SELECTED FINANCIAL DATA
Year-End Balances:
Loans	$14,881,526	(2.1)%	$15,206,464	$13,881,887	$10,291,810	$10,303,225	10.5%
Allowance for loan losses	203,481	0.0	203,404	189,762	177,622	162,541	9.7
Investment securities	3,436,621	(27.1)	4,711,605	4,815,344	3,773,784	3,362,669	1.5
Total assets	20,861,384	(5.6)	22,100,082	20,520,136	15,247,894	15,043,275	8.9
Deposits	14,316,071	5.5	13,573,089	12,786,239	9,792,843	9,124,852	10.7
Long-term funding	2,071,142	(38.1)	3,348,476	2,604,540	2,034,160	2,096,956	13.4
Stockholders’ equity	2,245,493	(3.4)	2,324,978	2,017,419	1,348,427	1,272,183	16.0
Book value per share (1)	17.44	1.7	17.15	15.56	12.26	11.42	11.9

Average Balances:
Loans	$15,370,090	7.1%	$14,347,707	$11,174,856	$10,622,499	$10,002,478	11.1%
Investment securities	3,825,245	(20.2)	4,794,708	3,983,452	3,302,460	3,262,843	4.0
Total assets	21,162,099	1.1	20,921,575	16,365,762	14,969,860	14,297,418	10.1
Deposits	13,623,703	9.3	12,462,981	10,144,528	9,299,506	8,912,534	9.7
Stockholders’ equity	2,279,376	8.5	2,101,389	1,499,606	1,300,990	1,231,977	17.1

Financial Ratios: (2)
Return on average equity	13.89%		15.24%	17.22%	17.58%	17.10%
Return on average assets	1.50		1.53	1.58	1.53	1.47
Efficiency ratio (3)	50.31		48.99	48.04	47.86	47.80
Net interest margin	3.62		3.64	3.80	3.84	3.95
Average equity to average assets	10.77		10.04	9.16	8.69	8.62
Dividend payout ratio (4)	47.50		43.27	42.84	42.83	42.97

(1)	Share and per share data adjusted retroactively for stock splits and stock dividends.

(2)	Change in basis points.

(3)	Efficiency ratio is noninterest expense divided by the sum of taxable equivalent net interest income plus noninterest income, excluding investment securities gains, net and asset sale gains, net.

(4)	Ratio is based upon basic earnings per share.

(5)	Base year used in 5-year compound growth rate is 2001 consolidated financial data.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is management’s analysis to assist in the understanding and evaluation of the consolidated financial condition and results of operations of the Corporation. It should be read in conjunction with the consolidated financial statements and footnotes and the selected financial data presented elsewhere in this report.

The detailed financial discussion that follows focuses on 2006 results compared to 2005. Discussion of 2005 results compared to 2004 is predominantly in section “2005 Compared to 2004.”

Management continually evaluates strategic acquisition opportunities and other various strategic alternatives that could involve the sale or acquisition of branches or other assets, or the consolidation or creation of subsidiaries. Therefore, the financial discussion that follows may refer to the effect of the Corporation’s business combination activity, detailed under section, “Business Combinations,” and Note 2, “Business Combinations,” of the notes to consolidated financial statements. The Corporation announced in January 2007 the signing of a definitive agreement to acquire a community bank with total assets of approximately $0.4 billion, which is expected to close in mid-2007 (see section “Subsequent Events”).

Overview

The Corporation is a bank holding company headquartered in Wisconsin, providing a diversified range of banking and nonbanking services to individuals and businesses primarily in its three-state footprint (Wisconsin, Illinois and Minnesota). The Corporation, through its wholly owned banking subsidiary, provides a wide range of services, including business and consumer loan and depository services, as well as other traditional banking services. Through its nonbanking subsidiaries, the Corporation’s wealth business provides a variety of products and services to supplement the banking business including insurance, brokerage, and trust/asset management.

The Corporation’s recent acquisition activity impacts financial results between the annual periods, as 2006 includes full year operating results of State Financial Services Corporation (“State Financial”), a $2 billion financial services company at acquisition, while 2005 includes three months of State Financial operating results. See also section “Business Combinations” and Note 2, “Business Combinations,” of the notes to consolidated financial statements.

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

In 2006, the Corporation actively managed its balance sheet, balancing the commitment to penetrate growth markets with disciplined pricing and awareness of softer lending sectors, as well as reducing borrowings and investments in the inverted/flat yield curve environment and repurchasing stock. The Corporation made meaningful progress toward improving the quality of its earnings (i.e., increasing earnings potential from core banking and the wealth business) and carrying out its strategic objectives. Wholesale funding was measurably reduced, core fee-based revenues increased, and asset quality was maintained. Even with the progress in these key areas, the 2006 operating and rate environments were challenging, and as a result, net income in 2006 was $317 million (1% lower than 2005), diluted earnings per share of $2.38 (2% lower than 2005), net interest margin of 3.62% (compared to 3.64% for 2005), and net charge offs to average loans of 0.12% (compared to 0.09% for 2005).

From year-end 2005 to year-end 2006, the Corporation reduced higher-costing wholesale borrowings by nearly $2 billion, and decreased lower-yielding assets by more than $1 billion. This shrinking of the balance sheet impacted net interest income in absolute terms, leaving 2006 net interest income and average earning assets relatively unchanged from 2005 (down 0.4% and up 0.3%, respectively). However, the restructuring of the balance sheet, coupled with growth in average deposits (up 9% between 2006 and 2005), contributed to the net interest margin improving in each of the last three quarters of 2006, despite the unfavorable yield curve.

Increasing net interest income and growth in loans and deposits are the Corporation’s greatest opportunities for 2007 earnings growth. Yet, these are also subject to various risks, such as competitive pricing pressures that are expected to continue in 2007, softening loan markets (particularly commercial real estate in our footprint), future changes in customer behavior relative to loan and deposit products, and challenges to deposit growth (as noted below). Additionally, without normalization and steepening of the yield curve, we expect continued pressure on the net interest margin in 2007 and possible margin compression, despite our balance sheet management efforts in 2006. We believe that our strategy of allocating more resources into our higher growth markets (such as Milwaukee and Madison, Wisconsin, Chicago, Illinois, and Minneapolis, Minnesota) from our more mature markets and a continued discipline in product pricing will enhance the franchise and improve the trajectory of growth.

Total deposits grew $0.7 billion or 5% between year-end 2006 and 2005. Deposit growth remains a key factor behind improving net interest income and the quality of earnings in 2007. Yet competition for deposits has increased in recent years. Challenges to deposit growth include a cyclical decline in deposits historically experienced during the first quarter, price increases on deposit products given the rate environment, other competitive pricing pressures, and customer preference for higher-costing deposit products or to non-deposit investment alternatives. We anticipate our focus on deposit growth initiatives, particularly toward business customers, coupled with our incentive programs should aid 2007 deposit growth, coming principally in the second half of 2007.

Total loans declined $0.3 billion (2%) between year-end 2006 and 2005; however, excluding a $0.3 billion transfer of residential mortgages to loans held for sale in December 2006, loans were unchanged. Commercial, financial, and agricultural loans grew $260 million (8%) and home equity grew $140 million (7%), offsetting decreases in residential mortgage and installment loans, while commercial real estate loans (including real estate construction) were level. Loan growth in 2006 was tempered in part by the Corporation purposefully adhering to its risk/reward pricing discipline (particularly in commercial real estate and residential mortgage), as well as from competitive pricing in the inverted/flat yield curve environment, and lower loan demand in general. For 2007, loan demand is expected to be similar to 2006, yet our increased sales focus in targeted markets and on commercial and industrial customers is anticipated to improve 2007 loan growth, particularly starting in the second half of 2007.

Asset quality measures deteriorated during 2006 from the strong levels experienced during 2005, though were comparable to the levels of 2004. Nonperforming loans in absolute terms were up 44% (from $99 million at year-end 2005 to $142 million for 2006), and grew as a percentage of total loans (from 0.65% at year-end 2005 to 0.96% at year-end 2006), with $40 million of the increase coming from several large commercial credits among various industries. For 2006, net charge offs to average loans were reasonably controlled (at 0.12% versus 0.09% for 2005), and the provision for loan losses (at $19 million versus $13 million for 2005) approximated net charge offs each year. At December 31, 2006, the allowance for loan losses to loans ratio of 1.37% was deemed adequate by management, covering 143% of nonperforming loans, compared to 1.34% at December 31, 2005, covering 206% of nonperforming loans. Management expects that the 2007 provision for loan losses will be higher than in 2006, but anticipates it will be commensurate with loan growth, credit quality indicators, net charge off levels, and unique circumstances of individual credits.

Noninterest income of $296 million in 2006 was up $4 million (2%) over 2005, with moderate increases in core fee-based revenues reduced by a decline in net mortgage banking income. The majority of noninterest income comes from core fee-based revenues, which include trust service fees, service charges on deposit accounts, card-based and other nondeposit fees, and retail commissions. Core fee-based revenues totaled $233 million in 2006, up $17 million (8%) over 2005, due to a combination of increased volumes and improved pricing. Net mortgage banking income, representing a smaller portion of noninterest income, was $15 million for 2006, $22 million lower than 2005, with the majority of the decline attributable to a $2 million unfavorable market valuation adjustment associated with the December 2006 transfer of $0.3 billion of portfolio residential mortgage loans to loans held for sale, a $5 million gain on a bulk servicing sale in fourth quarter 2005, and less favorable valuation recoveries (down $5 million) on the mortgage servicing rights asset between 2006 and 2005. Cross selling of services and greater penetration into higher-growth markets remain as priorities, and pricing and product offerings are routinely evaluated; therefore, core fee-based revenues are expected to improve in 2007. The Corporation also continues to evaluate risk/reward of its mortgage portfolio serviced for others, as well as other banking products, services and locations, and may take actions in 2007 to recover the capital invested in such that provide lower overall returns.

Noninterest expense of $496 million grew a modest 3% over 2005, reflecting rising costs and a larger operating base on average between 2006 and 2005, mitigated by lower performance-based bonuses and monitored discretionary spending. Personnel expenses were up 3%, as the Corporation paid on average 3% more full time equivalent employees during 2006 than during 2005, paid merit increases in 2006 and incurred higher health benefit costs between the years. These increases were offset in part by lower performance-based bonuses in light of 2006 corporate financial results and/or business line/regional performance results. Nonpersonnel noninterest expenses on an aggregate basis were up nearly 4% primarily due to the larger average operating base of the company, and generally rising costs, mitigated partly by controlling discretionary spending. The efficiency ratio (defined as noninterest expense divided by “total revenue,” with total revenue calculated as the sum of taxable equivalent net interest income plus noninterest income, excluding net asset and securities gains) was 50.31% for 2006 and 48.99% for 2005. Noninterest expense will increase in 2007 as employment costs rise, particularly considering higher variable incentives expected to be earned, health benefits, and stock awards expense, as well as internal efforts toward converting operational systems to a different platform by early 2008. The Corporation remains committed to monitoring costs.

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

Allowance for Loan Losses: Management’s evaluation process used to determine the adequacy of the allowance for loan losses is subject to the use of estimates, assumptions, and judgments. The evaluation process combines several factors: management’s ongoing review and grading of the loan portfolio, consideration of historical loan loss and delinquency experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect probable credit losses. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change significantly. As an integral part of their examination process, various regulatory agencies also review the allowance for loan losses. Such agencies may require that certain loan balances be charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. The Corporation believes the allowance for loan losses is adequate as recorded in the consolidated financial statements. See Note 1, “Summary of Significant Accounting Policies,” and Note 4, “Loans,” of the notes to consolidated financial statements and section “Allowance for Loan Losses.”

Mortgage Servicing Rights Valuation: The fair value of the Corporation’s mortgage servicing rights asset is important to the presentation of the consolidated financial statements since the mortgage servicing rights are carried on the consolidated balance sheet at the lower of amortized cost or estimated fair value. Mortgage servicing rights do not trade in an active open market with readily observable prices. As such, like other participants in the mortgage banking business, the Corporation relies on an internal discounted cash flow model to estimate the fair value of its mortgage servicing rights. The use of an internal discounted cash flow model involves judgment, particularly of estimated prepayment speeds of underlying mortgages serviced and the overall level of interest rates. Loan type and note rate are the predominant risk characteristics of the underlying loans used to stratify capitalized mortgage servicing rights for purposes of measuring impairment. The Corporation periodically reviews the assumptions underlying the valuation of mortgage servicing rights. In addition, the Corporation consults periodically with third parties as to the assumptions used and to determine that the Corporation’s valuation is consistent with the third party valuation. While the Corporation believes that the values produced by its internal model are indicative of the fair value of its mortgage servicing rights portfolio, these values can change significantly depending upon key factors, such as the then current interest rate environment, estimated prepayment speeds of the underlying mortgages serviced, and other economic conditions. To better understand the sensitivity of the impact on prepayment speeds to changes in interest rates, if mortgage interest rates moved up 50 basis points (“bp”) at December 31, 2006 (holding all other factors unchanged), it is anticipated that prepayment speeds would have slowed and the modeled estimated value of mortgage servicing rights could have been $2 million higher than that determined at December 31, 2006 (leading to more valuation allowance reversal and an increase in net mortgage banking income). Conversely, if mortgage interest rates moved down 50 bp, prepayment speeds would have likely increased and the modeled estimated value of mortgage servicing rights could have been $2 million lower (leading to adding more valuation allowance and a decrease in net mortgage banking income). The proceeds that might be received should the Corporation actually consider a sale of some or all of the mortgage servicing rights portfolio could differ from the amounts reported at any point in time. The Corporation believes the mortgage servicing rights asset is properly recorded in the consolidated financial statements. See Note 1, “Summary of Significant Accounting Policies,” and Note 5, “Goodwill and Intangible Assets,” of the notes to consolidated financial statements and section “Noninterest Income.”

Derivative Financial Instruments and Hedge Accounting: In various aspects of its business, the Corporation uses derivative financial instruments to modify exposures to changes in interest rates and market prices for other financial instruments. Derivative instruments are required to be carried at fair value on the balance sheet with changes in the fair value recorded directly in earnings. To qualify for and maintain hedge accounting, the Corporation must meet formal documentation and effectiveness evaluation requirements both at the hedge’s inception and on an ongoing basis. The application of the hedge accounting policy requires strict adherence to documentation and effectiveness testing requirements, judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings, and measurement of changes in the fair value of hedged items. If in the future derivative financial instruments used by the Corporation no longer qualify for hedge accounting, the impact on the consolidated results of operations and reported earnings could be significant. When hedge accounting is discontinued, the Corporation would continue to carry the derivative on the balance sheet at its fair value; however, for a cash flow derivative changes in its fair value would be recorded in earnings instead of through other comprehensive income, and for a fair value derivative the changes in fair value of the hedged asset or liability would no longer be recorded through earnings. Effective in second quarter 2005, the Corporation determined that the hedge accounting applied to certain interest rate swaps and an interest rate cap needed to be changed under the requirements of Statement of Financial Accounting Standard (“SFAS”) 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). Consequently, the Corporation recorded a $6.7 million loss in other income effective for the quarter ended June 30, 2005, which after tax was a $4.0 million reduction to net income, or $0.03 to both basic and diluted earnings per share in that quarter. Certain derivative instruments that lost hedge accounting treatment were terminated in the third quarter of 2005 at a net gain of $1.0 million recorded in other income. Prior to March 31, 2006, the Corporation had been using the short cut method of assessing hedge effectiveness for a fair value hedge with $175 million notional balance, hedging a long-term, fixed-rate subordinated debenture. Effective March 31, 2006, the Corporation de-designated the hedging relationship under the short cut method and re-designated the hedging relationship under a long-haul method utilizing the same instruments. This hedging relationship accounts for the majority of ineffectiveness recorded in 2006. In December 2006, the Corporation terminated all swaps hedging long-term, fixed-rate commercial loans for a net gain of approximately $0.8 million. At December 31, 2006, the only remaining hedge accounting is on interest rate swaps hedging a $175 million long-term, fixed-rate subordinated debenture. See also Note 1, “Summary of Significant

Accounting Policies,” and Note 15, “Derivative and Hedging Activities,” of the notes to consolidated financial statements and section “Interest Rate Risk.”

Income Tax Accounting: The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgment concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. The Corporation believes the tax assets and liabilities are adequate and properly recorded in the consolidated financial statements. See Note 1, “Summary of Significant Accounting Policies,” and Note 13, “Income Taxes,” of the notes to consolidated financial statements and section “Income Taxes.”

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

In 2005 there was one completed business combination: State Financial Services Corporation (“State Financial”): On October 3, 2005, the Corporation consummated its acquisition of 100% of the outstanding shares of State Financial. Based on the terms of the agreement, the consummation of the transaction included the issuance of approximately 8.4 million shares of the Corporation’s common stock and $11 million in cash. As of the acquisition date, State Financial was a $2 billion financial services company based in Milwaukee, Wisconsin, with 29 banking branches in southeastern Wisconsin and northeastern Illinois, providing commercial and retail banking products. The Corporation expected to expand its branch distribution network, improve its operational efficiencies, and increase revenue streams with the State Financial acquisition. During the fourth quarter of 2005, the Corporation integrated and converted State Financial onto its centralized operating systems and merged State Financial into its banking subsidiary, Associated Bank, National Association.

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

Segment Review

As described in Part I, Item I section “Services,” and in Note 20, “Segment Reporting,” of the notes to consolidated financial statements, the Corporation’s primary reportable segment is banking. Banking consists of lending and deposit gathering (as well as other banking-related products and services) to businesses, governments, and consumers and the support to deliver, fund, and manage such banking services. The Corporation’s wealth management segment provides products and a variety of fiduciary, investment management, advisory, and

Corporate agency services to assist customers in building, investing, or protecting their wealth, including insurance, brokerage, and trust/asset management.

Note 20, “Segment Reporting,” of the notes to consolidated financial statements, indicates that the banking segment represents 90% of total revenues in 2006, as defined in the Note. The Corporation’s profitability is predominantly dependent on net interest income, noninterest income, the level of the provision for loan losses, noninterest expense, and taxes of its banking segment. The consolidated discussion therefore predominantly describes the banking segment results. The critical accounting policies primarily affect the banking segment, with the exception of income tax accounting, which affects both the banking and wealth management segments (see section “Critical Accounting Policies”).

The contribution from the wealth management segment compared to consolidated net income and total revenues (as defined and disclosed in Note 20, “Segment Reporting,” of the notes to consolidated financial statements) was 6% and 10% for 2006, compared to 5% and 9%, respectively, for 2005, and 5% and 10%, respectively, for 2004. Wealth management segment revenues were up $9 million (10%) between 2006 and 2005, and up $13 million (16%) between 2005 and 2004. Wealth management segment expenses were up $7 million (11%) between 2006 and 2005, and up $7 million (12%) between 2005 and 2004. Wealth management segment assets (which consist predominantly of cash equivalents, investments, customer receivables, goodwill and intangibles) were up $5 million between year-end 2006 and 2005, and up $9 million between year-end 2005 and 2004. The $9 million increase in wealth management segment revenues between 2006 and 2005 was attributable principally to higher trust service fees and insurance commissions, while the $7 million increase in expenses between 2006 and 2005 was primarily a function of higher personnel and other general operating costs. The $5 million increase in wealth management segment assets from 2005 to 2006 was comprised largely of higher levels of cash and cash equivalents. Increases to revenues, expenses, and assets of the segment between 2005 and 2004 are principally due to the Jabas acquisition (April 2004). The major components of wealth management revenues are trust fees, insurance fees and commissions, and brokerage commissions, which are individually discussed in section “Noninterest Income.” The major expenses for the wealth management segment are personnel expense (between 71% and 74% for 2006, 2005, and 2004), as well as occupancy, processing, and other costs, which are covered generally in the consolidated discussion in section “Noninterest Expense.” See also Note 2, “Business Combinations,” and Note 5, “Goodwill and Intangible Assets,” of the notes to consolidated financial statements for additional disclosure.

Performance Summary

The Corporation’s recent acquisition activity impacts financial results between the annual periods, as 2006 includes full year operating results of the State Financial acquisition, while 2005 includes three months of State Financial operating results.

The Corporation recorded net income of $316.6 million for the year ended December 31, 2006, a decrease of $3.5 million or 1.1% from 2005. Basic earnings per share for 2006 were $2.40, a 2.0% decrease from 2005 basic earnings per share of $2.45. Earnings per diluted share were $2.38, a 2.1% decrease from 2005 diluted earnings per share of $2.43. Return on average assets was 1.50% for 2006 compared to 1.53% for 2005. Return on average equity was 13.89% and 15.24% for 2006 and 2005, respectively. Cash dividends of $1.14 per share paid in 2006 increased by 7.5% over 2005. Key factors behind these results are discussed below.

•	Taxable equivalent net interest income was $695.8 million for 2006, $2.0 million or 0.3% lower than 2005. Taxable equivalent interest income increased $186.1 million, while interest expense increased by $188.1 million. The decrease in taxable equivalent net interest income was attributable to unfavorable rate variances (reducing taxable equivalent net interest income by $21.5 million), offset in part by favorable volume variances (adding $19.5 million to taxable equivalent net interest income).

•	Net interest income and net interest margin were impacted by a prolonged flattening yield curve (i.e., rising short-term interest rates without commensurate increases to longer-term interest rates) in both 2005 and 2006, as well as by competitive pricing pressures on loans and deposits.

•	In October 2005, the Corporation began an initiative, which was completed in the third quarter of 2006, to use cash flows from maturing or sold investments to substantially reduce wholesale funding and repurchase common stock when opportunistic, toward improving the net interest margin, the balance sheet position, and the quality of earnings. In support of this initiative, the Corporation sold $0.7 billion of investment securities in the first quarter of 2006 and reduced wholesale funding by $1.9 billion since year-end 2005.

•	The net interest margin for 2006 was 3.62%, 2 bp lower than 3.64% in 2005. The decrease in net interest margin was attributable to a 19 bp decrease in interest rate spread (the net of a 114 bp increase in the cost of interest-bearing liabilities and a 95 bp increase in the yield on earning assets), offset by 17 bp higher contribution from net free funds (as higher interest rates increased the value of noninterest-bearing deposits).

•	At December 31, 2006, total loans were $14.9 billion (impacted by a $0.3 billion transfer of residential mortgage loans to loans held for sale in December) compared to total loans of $15.2 billion at year-end 2005. Without the transfer, total loans were unchanged between year-end 2006 and 2005. Total deposits at December 31, 2006, were $14.3 billion, up 5% over year-end 2005, with growth in noninterest-bearing demand, money market, and time deposits overcoming declines in savings and interest-bearing demand deposits.

•	Credit quality in 2006 was impacted primarily by deterioration in certain commercial credits, resulting in an increase in nonperforming loans. Nonperforming loans were $142 million at December 31, 2006, up from $99 million a year earlier. Net charge offs were $19.0 million in 2006 (or 0.12% of average loans) compared to $12.7 million in 2005 (or 0.09% of average loans). The provision for loan losses was $19.1 million and $13.0 million, respectively, for 2006 and 2005, approximating the level of net charge offs for each year. At year-end 2006, the allowance for loan losses represented 1.37% of total loans (covering 143% of nonperforming loans), compared to 1.34% (covering 206% of nonperforming loans) at year-end 2005.

•	Noninterest income was $295.5 million for 2006, $4.4 million or 1.5% higher than 2005. Core fee-based revenues (including trust service fees, service charges on deposit accounts, card-based and other nondeposit fees, and retail commissions) totaled $233.0 million for 2006, up 8% over $215.8 million for 2005, due to a combination of increased volumes and improved pricing. Net mortgage banking income was $14.8 million for 2006, compared to $36.4 million in 2005. The majority of this decrease was attributable to the $2.1 million unfavorable market valuation adjustment associated with the December 2006 transfer of $0.3 billion of residential mortgage loans to loans held for sale, the $5.3 million gain on the bulk servicing sale in the fourth quarter of 2005, and less favorable valuation recoveries on the mortgage servicing rights asset in 2006 compared to 2005.

•	Noninterest expense was $496.2 million for 2006, up $15.8 million or 3.3% over 2005, reflecting rising costs and a larger operating base on average between 2006 and 2005, mitigated by lower performance-based bonuses and monitored discretionary spending. Personnel expense rose $8.5 million or 3.1%. All remaining noninterest expense categories on a combined basis increased $7.3 million or 3.5% over 2005. While expenses were up in absolute terms, the efficiency ratio (as defined under the section, “Overview”) was 50.31% for 2006 and 48.99% for 2005.

•	Income tax expense of $133.1 million was down $16.6 million from 2005. The effective tax rate for 2006 was 29.6%, versus 31.9% for 2005. The decline in the effective tax rate was primarily due to the resolution of certain multi-jurisdictional tax issues, as well as changes in exposure of uncertain tax positions in 2006, both resulting in the reduction of tax liabilities and income tax expense.

INCOME STATEMENT ANALYSIS

Net Interest Income

Net interest income in the consolidated statements of income (which excludes the taxable equivalent adjustment) was $669.5 million in 2006 compared to $672.3 million in 2005. The taxable equivalent adjustments (the adjustments to bring tax-exempt interest to a level that would yield the same after-tax income had that income been subject to a taxation using a 35% tax rate) of $26.2 million and $25.5 million for 2006 and 2005, respectively, resulted in fully taxable equivalent net interest income of $695.8 million in 2006 and $697.8 million in 2005.

Net interest income is the primary source of the Corporation’s revenue. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities, and the interest expense on interest-bearing deposits and other borrowings used to fund interest-earning and other assets or activities. Net interest income is affected by changes in interest rates and by the amount and composition of earning assets and interest-bearing liabilities, as well as the sensitivity of the balance sheet to changes in interest rates, including characteristics such as the fixed or variable nature of the financial instruments, contractual maturities, repricing frequencies, and the use of interest rate swaps and caps.

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

Table 2 provides average balances of earning assets and interest-bearing liabilities, the associated interest income and expense, and the corresponding interest rates earned and paid, as well as net interest income, interest rate spread, and net interest margin on a taxable equivalent basis for the three years ended December 31, 2006. Tables 3 through 5 present additional information to facilitate the review and discussion of taxable equivalent net interest income, interest rate spread, and net interest margin.

Taxable equivalent net interest income of $695.8 million for 2006 was $2.0 million or 0.3% lower than 2005. The decrease in taxable equivalent net interest income was a function of unfavorable interest rate changes (as the impact of changes in the interest rate environment and product pricing reduced taxable equivalent net interest income by $21.5 million), substantially offset by favorable volume variances (with balance sheet changes in both volume and mix adding $19.5 million to taxable equivalent net interest income). The growth and change in mix of earning assets added $20.9 million to taxable equivalent net interest income, while the growth and composition of interest-bearing liabilities cost an additional $1.4 million, for a net favorable volume impact of $19.5 million. Rate changes on earning assets increased interest income by $165.2 million, while changes in rates on interest-bearing liabilities raised interest expense by $186.7 million, for a net unfavorable rate impact of $21.5 million. See additional discussion in section “Interest Rate Risk.”

The net interest margin for 2006 was 3.62%, compared to 3.64% in 2005. The 2 bp compression in net interest margin was attributable to a 19 bp decrease in interest rate spread (the net of a 114 bp increase in the cost of interest-bearing liabilities and a 95 bp increase in the yield on earning assets), largely offset by 17 bp higher contribution from net free funds (attributable to the higher interest rate environment in 2006 which increased the value of noninterest-bearing demand deposits, a principal component of net free funds).

The Federal Reserve raised interest rates by 300 bp since the beginning of 2005. At December 31, 2006 the Federal Funds rate was 5.25%, 100 bp higher than 4.25% at December 31, 2005. On average, the Federal funds rate was 4.97% for 2006, 177 bp higher than 2005, and the prime rate was 7.96% for 2006, 177 bp higher than the previous year. The prolonged flattening of the yield curve (i.e., rising short-term interest rate without commensurate increases to longer-term rates), together with competitive pricing on both loans and deposits put downward pressure on the interest rate spread.

For 2006, the yield on earning assets of 6.79% was 95 bp higher than 2005, aided in part by higher-yielding loans representing a larger percentage of earning assets. Loan yields increased 101 bp (to 7.22%). Although short-term interest rates were rising throughout all of 2005 and the first half of 2006, the favorable impact on loan yields was moderated by competitive pricing on new and refinanced loans in the flatter yield curve environment and the portion of the loan portfolio that is fixed rate and, therefore, not subject to repricing. The yield on securities and short-term investments increased 36 bp (to 5.08%), favorably impacted, in part, by the sale of $0.7 billion of a pool of lower-yielding investment securities in March 2006. See Note 3, “Investment Securities,” of the notes to consolidated financial statements and section, “Investment Securities Portfolio,” for additional information on the March 2006 investment securities sale. Overall, earning asset rate changes added $165.2 million to interest income, the combination of $148.2 million higher interest on loans and $17.0 million higher interest on securities and short-term investments.

The cost of interest-bearing liabilities of 3.71% in 2006 was 114 bp higher than 2005, principally reflecting the higher interest rate environment, yet benefiting in part as lower-costing interest-bearing deposits represented a greater percentage of interest-bearing liabilities. The average cost of interest-bearing deposits was 3.23% in 2006, 114 bp higher than 2005, given aggressive pricing to attract and retain business and municipal deposits. In addition, as interest rates rose, most interest-bearing deposit products repriced and customers switched balances from lower-priced transaction accounts to higher paying deposit products. The cost of wholesale funds (comprised of short-term borrowings and long-term funding) increased 140 bp to 4.76% for 2006. The cost of short-term borrowings, most directly impacted by increases in the Federal Funds rate, was up 168 bp to 4.91%, while long-term funding costs increased by 116 bp to 4.62%. The interest-bearing liability rate changes resulted in $186.7 million higher interest expense, with $111.7 million attributable to interest-bearing deposits and $75.0 million due to wholesale funding.

Average earning assets were $19.2 billion in 2006, up slightly ($48,000 or 0.3%) from 2005, with the full year impact of State Financial and organic growth adding to earning assets, while corporate initiatives reduced the level of investment securities. Loan balances grew $1.0 billion, or 7.1%, to an average of $15.4 billion in 2006 and represented 79.9% of average earning assets compared to 74.8% for 2005. The overall growth in average loans was comprised of increases in commercial loans (up $952 million or 11.1%) and retail loans (up $185 million or 6.4%), offset by a decrease in residential mortgage loans (down $115 million or 4.0%). Balances of average securities and short-term investments combined were lower by $1.0 billion, or 20.2%, due principally to the corporate initiative whereby cash flows from maturing or sold investments were not reinvested, but used to reduce wholesale funding and repurchase stock. Taxable equivalent interest income in 2006 increased $20.9 million due to earning asset volume changes, the net of a $69.9 million increase from loan growth and a $49.0 million reduction in securities and short-term investments.

Average interest-bearing liabilities of $16.4 billion in 2006 were up nominally ($24,000 or 0.1%) versus 2005, while net free funds increased $24 million, or 0.9%. Average interest-bearing deposits grew $1.1 billion, or 10.5%, to $11.3 billion while average noninterest-bearing demand deposits (a component of net free funds) increased by $90 million, or 4.0%, to $2.3 billion. Average interest-bearing deposits represented 68.6% of average interest-bearing liabilities for 2006, compared to 62.2% for 2005. Average wholesale funding balances decreased by $1.0 billion, with long-term funding down $930 million and short-term borrowings down $117 million, as a result of the wholesale funding reduction strategy cited above. On average for 2006, long-term funding represented 15.3% of interest-bearing liabilities compared to 21.0% for 2005. In 2006, interest expense increased $1.4 million due to volume changes, with a $39.2 million increase due to growth in interest-bearing deposits, substantially offset by a $37.8 million decline from lower volumes of wholesale funding.

TABLE 2: Average Balances and Interest Rates (interest and rates on a taxable equivalent basis)

	Years Ended December 31,
	2006			2005			2004

	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	($ in Thousands)

ASSETS
Earning assets:
Loans:(1)(2)(3)(4)
Commercial	$9,527,264	$707,405	7.43%	$8,574,996	$532,116	6.21%	$6,928,494	$350,889	5.06%
Residential mortgage	2,760,454	160,758	5.82	2,875,438	161,095	5.60	2,170,600	122,453	5.64
Retail	3,082,372	241,313	7.83	2,897,273	198,086	6.84	2,075,762	122,406	5.90

Total loans	15,370,090	1,109,476	7.22	14,347,707	891,297	6.21	11,174,856	595,748	5.33
Investment securities:
Taxable	2,928,963	131,342	4.48	3,922,135	164,041	4.18	3,110,943	130,774	4.20
Tax-exempt(1)	896,282	63,094	7.04	872,573	62,896	7.21	872,509	65,286	7.48
Short-term investments	34,514	1,700	4.93	39,215	1,300	3.31	44,620	842	1.89

Securities and short-term investments	3,859,759	196,136	5.08	4,833,923	228,237	4.72	4,028,072	196,902	4.89

Total earning assets	$19,229,849	$1,305,612	6.79%	$19,181,630	$1,119,534	5.84%	$15,202,928	$792,650	5.21%

Allowance for loan losses	(204,707)			(197,054)			(181,297)
Cash and due from banks	368,164			370,016			307,888
Other assets	1,768,793			1,566,983			1,036,243

Total assets	$21,162,099			$20,921,575			$16,365,762

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Savings deposits	$1,012,966	$3,824	0.38%	$1,125,417	$3,877	0.34%	$967,930	$3,487	0.36%
Interest-bearing demand deposits	1,997,355	34,895	1.75	2,337,462	26,611	1.14	2,406,280	19,874	0.83
Money market deposits	3,324,362	119,506	3.59	2,262,369	45,626	2.02	1,628,208	14,259	0.88
Time deposits, excluding Brokered CDs	4,388,147	177,860	4.05	4,083,500	123,550	3.03	3,042,933	76,930	2.53

Total interest-bearing deposits, excluding Brokered CDs	10,722,830	336,085	3.13	9,808,748	199,664	2.04	8,045,351	114,550	1.42
Brokered CDs	550,925	27,868	5.06	394,305	13,388	3.40	232,066	3,686	1.59

Total interest-bearing deposits	11,273,755	363,953	3.23	10,203,053	213,052	2.09	8,277,417	118,236	1.43
Federal funds purchased and securities sold under agreements to repurchase	2,185,067	106,032	4.85	2,329,204	74,747	3.21	2,038,981	28,984	1.42
Other short-term borrowings	461,018	23,759	5.15	433,797	14,609	3.37	553,658	9,956	1.80
Long-term funding	2,515,107	116,086	4.62	3,444,845	119,362	3.46	1,998,314	57,319	2.87

Total wholesale funding	5,161,192	245,877	4.76	6,207,846	208,718	3.36	4,590,953	96,259	2.10

Total interest-bearing liabilities	$16,434,947	$609,830	3.71%	$16,410,899	$421,770	2.57%	$12,868,370	$214,495	1.67%

Noninterest-bearing demand deposits	2,349,948			2,259,928			1,867,111
Accrued expenses and other liabilities	97,828			149,359			130,675
Stockholders’ equity	2,279,376			2,101,389			1,499,606

Total liabilities and stockholders’ equity	$21,162,099			$20,921,575			$16,365,762

Net interest income and rate spread(1)		$695,782	3.08%		$697,764	3.27%		$578,155	3.54%

Net interest margin(1)			3.62%			3.64%			3.80%

Taxable equivalent adjustment		$26,233			$25,509			$25,528

(1)	The yield on tax-exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.

(2)	Nonaccrual loans and loans held for sale have been included in the average balances.

(3)	Interest income includes net loan fees.

(4)	Commercial includes commercial, financial, and agricultural, real estate construction, commercial real estate, and lease financing; residential mortgage includes residential mortgage first liens; retail includes home equity lines, residential mortgage junior liens, and installment loans (such as educational and other consumer loans).

TABLE 3: Rate/Volume Analysis(1)

	2006 Compared to 2005			2005 Compared to 2004
	Increase (Decrease) Due to			Increase (Decrease) Due to

	Volume	Rate	Net	Volume	Rate	Net

	($ in Thousands)

Interest income:
Loans:(2)
Commercial	$63,710	$111,579	$175,289	$91,461	$89,766	$181,227
Residential mortgage	(6,570)	6,233	(337)	39,494	(852)	38,642
Retail	12,809	30,418	43,227	54,914	20,766	75,680

Total loans	69,949	148,230	218,179	185,869	109,680	295,549
Investment securities:
Taxable	(50,555)	17,856	(32,699)	38,546	(5,279)	33,267
Tax-exempt(2)	1,688	(1,490)	198	5	(2,395)	(2,390)
Short-term investments	(203)	603	400	(118)	576	458

Securities and short-term investments	(49,070)	16,969	(32,101)	38,433	(7,098)	31,335

Total earning assets(2)	$20,879	$165,199	$186,078	$224,302	$102,582	$326,884

Interest expense:
Savings deposits	$(406)	$353	$(53)	$548	$(158)	$390
Interest-bearing demand deposits	(4,315)	12,599	8,284	(584)	7,321	6,737
Money market deposits	27,702	46,178	73,880	7,219	24,149	31,368
Time deposits, excluding Brokered CDs	9,781	44,529	54,310	29,593	17,027	46,620

Total interest-bearing deposits, excluding Brokered CDs	32,762	103,659	136,421	36,776	48,339	85,115
Brokered CDs	6,484	7,996	14,480	3,692	6,009	9,701

Total interest-bearing deposits	39,246	111,655	150,901	40,468	54,348	94,816
Federal funds purchased and securities sold under agreements to repurchase	(4,881)	36,166	31,285	4,633	41,130	45,763
Other short-term borrowings	968	8,182	9,150	(2,538)	7,191	4,653
Long-term funding	(33,955)	30,679	(3,276)	45,213	16,830	62,043

Total wholesale funding	(37,868)	75,027	37,159	47,308	65,151	112,459

Total interest-bearing liabilities	$1,378	$186,682	$188,060	$87,776	$119,499	$207,275

Net interest income(2)	$19,501	$(21,483)	$(1,982)	$136,526	$(16,917)	$119,609

(1)	The change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.

(2)	The yield on tax-exempt loans and securities is computed on a fully taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.

TABLE 4: Interest Rate Spread and Interest Margin (on a taxable equivalent basis)

	2006 Average				2005 Average				2004 Average

		% of				% of				% of
		Earning	Yield /			Earning	Yield /			Earning	Yield /
	Balance	Assets	Rate		Balance	Assets	Rate		Balance	Assets	Rate

	($ in Thousands)

Total loans	$15,370,090	79.9%	7.22%		$14,347,707	74.8%	6.21%		$11,174,856	73.5%	5.33%
Securities and short-term investments	3,859,759	20.1%	5.08%		4,833,923	25.2%	4.72%		4,028,072	26.5%	4.89%

Earning assets	$19,229,849	100.0%	6.79%		$19,181,630	100.0%	5.84%		$15,202,928	100.0%	5.21%

Financed by:
Interest-bearing funds	$16,434,947	85.5%	3.71%		$16,410,899	85.6%	2.57%		$12,868,370	84.6%	1.67%
Noninterest-bearing funds	2,794,902	14.5%			2,770,731	14.4%			2,334,558	15.4%

Total funds sources	$19,229,849	100.0%	3.17%		$19,181,630	100.0%	2.20%		$15,202,928	100.0%	1.41%

Interest rate spread			3.08%				3.27%				3.54%
Contribution from net free funds			0.54%				0.37%				0.26%

Net interest margin			3.62%				3.64%				3.80%

Average prime rate*			7.96%				6.19%				4.35%
Average federal funds rate*			4.97%				3.20%				1.34%
Average spread			299	bp			299	bp			301	bp

*	Source: Bloomberg

TABLE 5: Selected Average Balances

			Dollar	Percent
	2006	2005	Change	Change

	($ in Thousands)

ASSETS
Loans:
Commercial	$9,527,264	$8,574,996	$952,268	11.1%
Residential mortgage	2,760,454	2,875,438	(114,984)	(4.0)
Retail	3,082,372	2,897,273	185,099	6.4

Total loans	15,370,090	14,347,707	1,022,383	7.1
Investment securities:
Taxable	2,928,963	3,922,135	(993,172)	(25.3)
Tax-exempt	896,282	872,573	23,709	2.7
Short-term investments	34,514	39,215	(4,701)	(12.0)

Securities and short-term investments	3,859,759	4,833,923	(974,164)	(20.2)

Total earning assets	19,229,849	19,181,630	48,219	0.3
Other assets	1,932,250	1,739,945	192,305	11.1

Total assets	$21,162,099	$20,921,575	$240,524	1.1%

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Savings deposits	$1,012,966	$1,125,417	$(112,451)	(10.0)%
Interest-bearing demand deposits	1,997,355	2,337,462	(340,107)	(14.6)
Money market deposits	3,324,362	2,262,369	1,061,993	46.9
Time deposits, excluding Brokered CDs	4,388,147	4,083,500	304,647	7.5

Total interest-bearing deposits, excluding Brokered CDs	10,722,830	9,808,748	914,082	9.3
Brokered CDs	550,925	394,305	156,620	39.7

Total interest-bearing deposits	11,273,755	10,203,053	1,070,702	10.5
Short-term borrowings	2,646,085	2,763,001	(116,916)	(4.2)
Long-term funding	2,515,107	3,444,845	(929,738)	(27.0)

Total interest-bearing liabilities	16,434,947	16,410,899	24,048	0.1
Noninterest-bearing demand deposits	2,349,948	2,259,928	90,020	4.0
Accrued expenses and other liabilities	97,828	149,359	(51,531)	(34.5)
Stockholders’ equity	2,279,376	2,101,389	177,987	8.5

Total liabilities and stockholders’ equity	$21,162,099	$20,921,575	$240,524	1.1%

Provision for Loan Losses

The provision for loan losses in 2006 was $19.1 million, approximating the 2006 net charge off levels. The provision for loan losses for 2005 was $13.0 million and $14.7 million for 2004. Net charge offs were $19.0 million for 2006, compared to $12.7 million for 2005 and $17.3 million for 2004. Net charge offs as a percent of average loans were 0.12%, 0.09%, and 0.15% for 2006, 2005, and 2004, respectively. At December 31, 2006, the allowance for loan losses was $203.5 million. In comparison, the allowance for loan losses was $203.4 million at December 31, 2005 (including $13.3 million at acquisition from State Financial, a commercial bank with a 1.34% allowance for loan losses to total loans ratio at acquisition), and $189.8 million at December 31, 2004 (including $14.8 million at acquisition from First Federal, a thrift with a 0.54% allowance for loan losses to total loans ratio at acquisition). The ratio of the allowance for loan losses to total loans was 1.37%, compared to 1.34% at December 31, 2005, and 1.37% at December 31, 2004. Nonperforming loans at December 31, 2006, were $142 million, compared to $99 million at December 31, 2005, and $115 million at December 31, 2004, representing 0.96%, 0.65%, and 0.83% of total loans, respectively.

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

Noninterest Income

Noninterest income was $295.5 million for 2006, up $4.4 million or 1.5% over 2005. Noninterest income for 2006 includes a full year contribution from the State Financial acquisition, while 2005 includes three months of State Financial contribution. Core fee-based revenues (as detailed in Table 6 below), representing over 74% of noninterest income, was $17.2 million or 7.9% higher than 2005, due to a combination of increased volumes and improved pricing. Net mortgage banking income, on the other hand, was down $21.6 million or 59.3% from 2005, impacted by specific, notable items described below. “Fee income” (as defined in Table 6 below) as a percentage of “total revenue” (defined as taxable equivalent net interest income plus fee income) was 29.5% for 2006 compared to 28.9% for 2005.

TABLE 6: Noninterest Income

				% Change From
	Years Ended December 31,			Prior Year

	2006	2005	2004	2006	2005
	($ in Thousands)

Trust service fees	$37,484	$35,017	$31,791	7.0%	10.1%
Service charges on deposit accounts	91,593	86,783	56,153	5.5	54.5
Card-based and other nondeposit fees	42,661	37,439	26,181	13.9	43.0
Retail commissions	61,256	56,604	47,171	8.2	20.0

Core fee-based revenue	232,994	215,843	161,296	7.9	33.8
Mortgage banking income	32,888	52,209	37,070	(37.0)	40.8
Mortgage servicing rights expense	18,087	15,814	16,739	14.4	(5.5)

Mortgage banking, net	14,801	36,395	20,331	(59.3)	79.0
Bank owned life insurance (“BOLI”) income	16,155	9,942	13,101	62.5	(24.1)
Other	26,525	20,845	13,701	27.2	52.1

Subtotal (“fee income”)	$290,475	$283,025	$208,429	2.6%	35.8%
Asset sale gains, net	304	3,945	1,181	N/M	N/M
Investment securities gains, net	4,722	4,116	637	N/M	N/M

Total noninterest income	$295,501	$291,086	$210,247	1.5%	38.4%

N/M = not meaningful

Trust service fees for 2006 were $37.5 million, up $2.5 million (7.0%) from 2005. The change was due to an improved stock market and growth in assets under management, particularly retirement plan assets, and to a lesser degree to new fee schedules on personal trust accounts implemented in the fourth quarter of 2006. The market value of assets under management at December 31, 2006, was $5.8 billion compared to $5.0 billion at December 31, 2005.

Service charges on deposit accounts were $91.6 million, $4.8 million (5.5%) higher than 2005, in both account service charges and nonsufficient funds/overdraft fees. The increase was primarily a function of higher volumes associated with the increased deposit account base, with fees on nonsufficient funds up $4.5 million (7.8%) and service charges on personal accounts up $0.4 million (3.2%).

Card-based and other nondeposit fees were $42.7 million for 2006, an increase of $5.2 million (13.9%) from 2005, aided by the inclusion of State Financial accounts for a full year, increases in card-related inclearing and other fees, and higher ancillary loan fees. Retail commissions (which include commissions from insurance and brokerage product sales) were $61.3 million for 2006, up $4.7 million (8.2%) compared to 2005, primarily from higher sales volumes. Insurance commissions of $44.4 million were up $2.6 million or 6.2% (principally in credit life and employee benefit insurance), as were fixed annuities commissions (up $1.7 million or 25.7% to $8.1 million), and brokerage and variable annuity commissions (up $0.4 million or 5.0% to $8.8 million on a combined basis for 2006).

Net mortgage banking income for 2006 was $14.8 million, $21.6 million (59.3%) lower than 2005. Net mortgage banking income consists of gross mortgage banking income less mortgage servicing rights expense. Gross mortgage banking income (which includes servicing fees and the net gain on sales of mortgage loans to the secondary market and other related fees) was $32.9 million in 2006, a decrease of $19.3 million (37.0%) compared to 2005. Servicing fees were down $3.9 million (15.0%), in line with the residential mortgage portfolio serviced for others which was down 12% on average from 2005, due principally to the Corporation’s sale of approximately $1.5 billion of its servicing portfolio at a $5.3 million gain in the fourth quarter of 2005. Net gains on sales and other fees were down $15.4 million or 59.2%, with more than half of the decrease explained by the $5.3 million gain on the bulk servicing sale in 2005, a $2.1 million unfavorable market valuation adjustment on the transfer of $0.3 billion of residential mortgage loans to loans held for sale in the fourth quarter of 2006, and a $0.7 million unfavorable change in the mortgage derivatives position (which was a $0.3 million loss at year-end 2006 versus a $0.4 million gain at year-end 2005). See also Note 15, “Derivative and Hedging Activities,” of the notes to consolidated financial statements regarding the fair value of the mortgage derivatives position between year ends. The remaining $7.3 million decline in net gains on sales and other fees was primarily due to a 13% decline in secondary mortgage production to sell (down from $1.6 billion for 2005 to $1.4 billion for 2006) and lower margins on sales between the years.

Mortgage servicing rights expense includes both the base amortization of the mortgage servicing rights asset and increases or decreases to the valuation allowance associated with the mortgage servicing rights asset. The mortgage servicing rights expense is affected primarily by changes in estimated prepayment speeds and the related movement in the estimated fair value of the mortgage servicing rights asset. Mortgage servicing rights expense was $18.1 million for 2006 compared to $15.8 million for 2005, with $2.7 million lower base amortization (in line with the reduced mortgage servicing rights asset following the bulk sale of servicing in the fourth quarter of 2005) and $5.0 million lower valuation reserve recovery (with a $2.3 million valuation recovery in 2006 compared to a $7.3 million valuation recovery in 2005). As mortgage interest rates rise, prepayment speeds are usually slower and the value of the mortgage servicing rights asset generally increases, requiring less valuation reserve.

Mortgage servicing rights, net of any valuation allowance, are carried in intangible assets on the consolidated balance sheets at the lower of amortized cost or estimated fair value. At December 31, 2006, the net mortgage servicing rights asset was $66.6 million, representing 80 bp of the $8.3 billion portfolio of residential mortgage loans serviced for others, compared to a net mortgage servicing rights asset of $68.8 million, representing 86 bp of the $8.0 billion mortgage portfolio serviced for others at December 31, 2005. Mortgage servicing rights are considered a critical accounting policy given that estimating their fair value involves an internal discounted cash flow model and assumptions that involve judgment, particularly of estimated prepayment speeds of the underlying mortgages serviced and the overall level of interest rates. See section “Critical Accounting Policies,” as well as Note 1, “Summary of Significant Accounting Policies,” of the notes to consolidated financial statements for the Corporation’s accounting policy for mortgage servicing rights and Note 5, “Goodwill and Intangible Assets,” of the notes to consolidated financial statements for additional disclosure.

BOLI income was $16.2 million, up $6.2 million from 2005, principally due to higher average BOLI balances between the years (up 22%) and underlying rate increases of the BOLI investments, and to a lesser degree to death benefits received in 2006. Other income was $26.5 million, an increase of $5.7 million versus last year. Excluding the $6.9 million favorable change in net derivatives gains between the years (see also section, “Critical Account Policies”) and a $4.5 million non-recurring gain due to cash received from the dissolution of stock in a regional ATM network in 2005, other income was up $3.3 million, with higher check charge income, ATM-based fees, safe deposit box rent, and other ancillary banking or miscellaneous sources of income, due mostly to the full year inclusion of State Financial.

Asset sale gains were $0.3 million for 2006 compared to $3.9 million for 2005, with $2.0 million lower net gains on sales of other real estate owned and other assets between the years, and a $1.6 million decrease due to net premiums on the sale of $17 million in branch deposits in 2005 versus none in 2006. Investment securities net gains for 2006 were $4.7 million, including gains of $22.5 million on the sales of equity securities, partially offset by losses of $15.8 million (predominantly from the March 2006 sale of $0.7 billion of investment securities as part of the Corporation’s initiative to reduce wholesale funding) as well as a $2.0 million other-than-temporary impairment write-down on the Corporation’s holding of preferred stock securities. Investment securities net gains for 2005 were $4.1 million, including gains of $4.3 million on the sales of equity securities, offset by losses of $0.2 million on the sale of mortgage-related securities. For additional data see section, “Investment Securities Portfolio,” and Note 1, “Summary of Significant Accounting Policies,” and Note 3, “Investment Securities,” of the notes to consolidated financial statements.

Noninterest Expense

Noninterest expense for 2006 was $496.2 million, an increase of $15.8 million or 3.3% over 2005, reflecting rising costs and the larger operating base on average between 2006 and 2005, mitigated by lower performance-based bonuses and monitored discretionary spending. Personnel expense was up $8.5 million or 3.1%, while all remaining expense categories on a combined basis were up $7.3 million or 3.5%. Included in personnel expense for 2006 was $0.9 million of compensation expense related to unvested stock options, due to the Corporation’s required adoption of SFAS 123R, “Share-Based Payment,” effective January 1, 2006. See Note 1, “Summary of Significant Accounting Policies,” and Note 11, “Stock-Based Compensation,” of the notes to consolidated financial statements for additional disclosure.

TABLE 7: Noninterest Expense

				% Change From
	Years Ended December 31,			Prior Year

	2006	2005	2004	2006	2005
	($ in Thousands)

Personnel expense	$283,431	$274,941	$224,548	3.1%	22.4%
Occupancy	43,825	38,961	29,572	12.5	31.7
Equipment	17,466	16,792	12,754	4.0	31.7
Data processing	31,451	29,534	24,729	6.5	19.4
Business development and advertising	16,857	17,661	14,975	(4.6)	17.9
Stationery and supplies	7,082	6,956	5,436	1.8	28.0
Intangible amortization expense	8,903	8,607	4,350	3.4	97.9
Postage expense	7,377	6,898	5,460	6.9	26.3
Legal and professional	12,723	11,051	7,538	15.1	46.6
Other	67,100	69,062	48,507	(2.8)	42.4

Total noninterest expense	$496,215	$480,463	$377,869	3.3%	27.2%

Personnel expense (which includes salary-related expenses and fringe benefit expenses) increased $8.5 million or 3.1% over 2005, in part as the Corporation paid on average 2.6% more full time equivalent employees during 2006 than during 2005, paid merit increases in 2006 and incurred higher health benefit costs, offset in part by lower performance-based bonuses in light of 2006 Corporate financial results and / or business line / regional performance results. Salary-related expenses were up $8.4 million (3.9%) over 2005, virtually all from higher net salaries (up $8.3 million or 5.0%) from the larger employee base and merit increases between the years. Fringe benefits were relatively flat compared to 2005 (up $0.1 million or 0.2%), with increases in premium based benefits (up $9.7 million or 42.7% due to rising health care costs and increased claims experience) and other salary-related fringe benefits (up $1.1 million or 5.8%) commensurate with the larger salary base, offset by reductions in other benefit plans (down $10.7 million or 52.7%, predominantly profit sharing).

Between the comparable 2006 and 2005 periods, occupancy expense increased $4.9 million (12.5%), equipment expense was up $0.7 million (4.0%), data processing costs increased $1.9 million (6.5%), and postage was up $0.5 million (6.9%), in part due to the rise in the cost of underlying services (such as utilities, rents, property taxes, and postage), as well as increased costs to support the larger operating base in terms of the number of branches, employees, and accounts services (such as higher depreciation, technology expenditures, third party processing, and mailing costs). Business development and advertising (down $0.8 million or 4.6%), other expense (down $2.0 million or 2.8%), and stationery and supplies (slightly up $0.1 million or 1.8%), reflect efforts to control selected discretionary expenses. Intangible amortization expense for 2006 increased $0.3 million (3.4%), primarily from the effect of amortizing intangible assets added from the State Financial acquisition. Legal and professional costs were up $1.7 million (15.1%) over 2005, predominantly from increased consultant costs.

Income Taxes

Income tax expense for 2006 was $133.1 million, down $16.6 million from 2005 income tax expense of $149.7 million. The Corporation’s effective tax rate (income tax expense divided by income before taxes) was 29.6% in 2006 and 31.9% in 2005. The decline in the effective tax rate was primarily due to the resolution of certain multi-jurisdictional tax issues for certain years and changes in exposure of uncertain tax positions, both resulting in the reduction of tax liabilities and income tax expense.

See Note 1, “Summary of Significant Accounting Policies,” of the notes to consolidated financial statements for the Corporation’s income tax accounting policy and section “Critical Accounting Policies.” Income tax expense recorded in the consolidated statements of income involves interpretation and application of certain accounting pronouncements and federal and state tax codes, and is, therefore, considered a critical accounting policy. The Corporation undergoes examination by various taxing authorities. Such taxing authorities may require that changes in the amount of tax expense or valuation allowance be recognized when their interpretations differ from those of management, based on their judgments about information available to them at the time of their examinations. See Note 13, “Income Taxes,” of the notes to consolidated financial statements for more information.

BALANCE SHEET ANALYSIS

The Corporation’s growth comes predominantly from loans and investment securities. See sections “Loans” and “Investment Securities Portfolio.” The Corporation has generally financed its growth through increased deposits and issuance of debt (see sections, “Deposits,” “Other Funding Sources,” and “Liquidity”), as well as retention of earnings and the issuance of common stock, particularly in the case of certain acquisitions (see section “Capital”).

Loans

Total loans were $14.9 billion at December 31, 2006, a decrease of $0.3 billion or 2.1% from December 31, 2005, impacted in part by a $0.3 billion transfer of residential mortgage loans to loans held for sale in December 2006. Excluding the transfer of the residential mortgage loans to loans held for sale, total loans were relatively flat (down 0.2%). Commercial loans were $9.6 billion, up $270 million or 2.9%, and represented 64% of total loans at the end of 2006, compared to 61% at year-end 2005. Retail loans grew $52 million or 1.7% to represent 21% of total loans compared to 20% at December 31, 2005, while residential mortgage loans decreased $646 million or 22.7% to represent 15% of total loans versus 19% for the prior year. The Corporation does not have a significant volume of nontraditional loan products.

TABLE 8: Loan Composition

	As of December 31,

	2006		2005		2004		2003		2002

		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

	($ in Thousands)

Commercial, financial, and agricultural	$3,677,573	24%	$3,417,343	22%	$2,803,333	20%	$2,116,463	21%	$2,213,986	22%
Real estate construction	2,047,124	14	1,783,267	12	1,459,629	11	1,077,731	10	910,581	9
Commercial real estate	3,789,480	25	4,064,327	27	3,933,131	28	3,246,954	32	3,128,826	30
Lease financing	81,814	1	61,315	—	50,718	—	38,968	—	38,352	—

Commercial	9,595,991	64	9,326,252	61	8,246,811	59	6,480,116	63	6,291,745	61
Home equity(1)	2,164,758	15	2,025,055	13	1,866,485	13	1,138,311	11	1,073,695	10
Installment	915,747	6	1,003,938	7	1,054,011	8	697,722	7	716,103	7

Retail	3,080,505	21	3,028,993	20	2,920,496	21	1,836,033	18	1,789,798	17
Residential mortgage	2,205,030	15	2,851,219	19	2,714,580	20	1,975,661	19	2,221,682	22

Total loans	$14,881,526	100%	$15,206,464	100%	$13,881,887	100%	$10,291,810	100%	$10,303,225	100%

(1)	Home equity includes home equity lines and residential mortgage junior liens.

Commercial loans are generally viewed as having more inherent risk of default than residential mortgage or retail loans. Also, the commercial loan balance per borrower is typically larger than that for residential mortgage and retail loans, inferring higher potential losses on an individual customer basis.

Commercial, financial, and agricultural loans were $3.7 billion at the end of 2006, up $260 million or 7.6% since year-end 2005, and comprised 24% of total loans outstanding, up from 22% at the end of 2005. Borrower demand in this loan sector was flat during 2006 while pricing has remained highly competitive. The commercial, financial, and agricultural loan classification primarily consists of commercial loans to middle market companies and small businesses. Loans of this type are in a diverse range of industries. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any. Within the commercial, financial, and agricultural classification, loans to finance agricultural production totaled less than 0.5% of total loans for all periods presented.

Real estate construction loans grew $264 million or 14.8% to $2.0 billion, representing 14% of the total loan portfolio at the end of 2006, compared to $1.8 billion or 12% at the end of 2005. Loans in this classification are primarily short-term interim loans that provide financing for the acquisition or development of commercial real estate, such as multifamily or other commercial development projects. Real estate construction loans are made to developers and project managers who are well known to the Corporation, have prior successful project experience, and are well capitalized. Projects undertaken by these developers are carefully reviewed by the Corporation to ensure that they are economically viable. Loans of this type are primarily made to customers based in the Corporation’s tri-state market in which the Corporation has a thorough knowledge of the local market economy. The credit risk associated with real estate construction loans is generally confined to specific geographic areas but is also influenced by general economic conditions. The Corporation controls the credit risk on these types of loans by making loans in familiar markets to developers, underwriting the loans to meet the requirements of institutional investors in the secondary market, reviewing the merits of individual projects, controlling loan structure, and monitoring project progress and construction advances.

Commercial real estate primarily includes commercial-based loans that are secured by multifamily properties and nonfarm/nonresidential real estate properties. Commercial real estate totaled $3.8 billion at December 31, 2006, down $275 million or 6.8% from December 31, 2005, and comprised 25% of total loans outstanding versus 27% at year-end 2005. Commercial real estate loans involve borrower characteristics similar to those discussed above for commercial loans and real estate construction projects. Loans of this type are mainly for business and industrial properties, multifamily properties, and community purpose properties. Loans are primarily made to customers based in Wisconsin, Illinois, and Minnesota. Credit risk is managed in a similar manner to commercial loans and real estate construction by employing sound underwriting guidelines, lending to borrowers in local markets and businesses, periodically evaluating the underlying collateral, and formally reviewing the borrower’s financial soundness and relationship on an ongoing basis.

Retail loans totaled $3.1 billion at December 31, 2006, up $52 million or 1.7% compared to 2005, and represented 21% of the 2006 year-end loan portfolio versus 20% at year-end 2005. Loans in this classification include home equity and installment loans. Home equity consists of home equity lines and residential mortgage junior liens, while installment loans consist of educational loans, as well as short-term and other personal installment loans, such as direct and indirect automobile loans, recreational vehicle loans, credit card loans, and other personal loans. Individual borrowers may be required to provide related collateral or a satisfactory endorsement or guaranty from another person, depending on the specific type of loan and the creditworthiness of the borrower. Credit risk for these types of loans is generally greatly influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral. Risks of loss are generally on smaller average balances per loan spread over many borrowers. Once charged off, there is usually less opportunity for recovery on these smaller retail loans. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers as well as taking appropriate collateral and guaranty positions.

Residential mortgage loans totaled $2.2 billion at the end of 2006, down $646 million or 22.7% from the prior year (in part due to the transfer of $0.3 billion of residential mortgage loans to loans held for sale in December 2006) and comprised 15% of total loans outstanding versus 19% at year-end 2005. Residential mortgage loans include conventional first lien home mortgages and the Corporation generally limits the maximum loan to 80% of collateral value. As part of its management of originating and servicing residential mortgage loans, nearly all of the Corporation’s long-term, fixed-rate residential real estate mortgage loans are sold in the secondary market with servicing rights retained.

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

The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within our primary three-state area. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2006, no significant concentrations existed in the Corporation’s portfolio in excess of 10% of total loans.

TABLE 9: Loan Maturity Distribution and Interest Rate Sensitivity

	Maturity(1)

December 31, 2006	Within 1 Year(2)	1-5 Years	After 5 Years	Total

	($ in Thousands)

Commercial, financial, and agricultural	$2,980,447	$632,266	$64,860	$3,677,573
Real estate construction	1,852,664	181,472	12,988	2,047,124

Total	$4,833,111	$813,738	$77,848	$5,724,697

Fixed rate	$1,040,010	$635,478	$75,693	$1,751,181
Floating or adjustable rate	3,793,101	178,260	2,155	3,973,516

Total	$4,833,111	$813,738	$77,848	$5,724,697

Percent by maturity distribution	85%	14%	1%	100%

(1)	Based upon scheduled principal repayments.
(2)	Demand loans, past due loans, and overdrafts are reported in the “Within 1 Year” category.

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

The allowance for loan losses represents management’s estimate of an amount adequate to provide for probable credit losses in the loan portfolio at the balance sheet date. To assess the adequacy of the allowance for loan losses, an allocation methodology is applied by the Corporation which focuses on facts and issues related to specific loans, changes in the size and character of the loan portfolio, changes in levels of impaired and other nonperforming loans, historical losses and delinquencies on each portfolio category, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect potential credit losses. Assessing these factors involves significant judgment. Therefore, management considers the allowance for loan losses a critical accounting policy — see section “Critical Accounting Policies” and further discussion in this section. See also management’s allowance for loan losses accounting policy in Note 1, “Summary of Significant Accounting Policies,” and Note 4, “Loans,” of the notes to consolidated financial statements for additional allowance for loan losses disclosures. Table 8 provides information on loan growth and composition, Tables 10 and 11 provide additional information regarding activity in the allowance for loan losses, and Table 12 provides additional information regarding nonperforming loans and assets.

Asset quality measures for 2006 were comparable to those for 2004, while 2005 measures were at their strongest levels over the past five years. At December 31, 2006, the allowance for loan losses was $203.5 million, compared to $203.4 million at December 31, 2005, and $189.8 million at December 31, 2004. As of December 31, 2006, the allowance for loan losses to total loans was 1.37% and covered 143% of nonperforming loans, compared to 1.34% and 206%, respectively, at December 31, 2005, and 1.37% and 165%, respectively, at December 31, 2004. Changes in the allowance for loan losses are shown in Table 10. Credit losses, net of recoveries, are deducted from the allowance for loan losses. A direct increase to the allowance for loan losses comes from acquisitions. Finally, the provision for loan losses, a charge against earnings, is recorded to bring the allowance for loan losses to a level that, in management’s judgment, is adequate to absorb probable losses in the loan portfolio. With the deterioration of certain commercial credits during 2006, rising net charge off and nonperforming loans ratios, and management’s assessment of the adequacy of the allowance for loan losses, the provision for loan losses of $19.1 million for 2006 was higher than 2005 of $13.0 million, and 2004 of $14.7 million.

Net charge offs were $19.0 million or 0.12% of average loans for 2006, compared to $12.7 million or 0.09% of average loans for 2005, and $17.3 million or 0.15% of average loans for 2004 (see Table 10). For 2006, 70% of net charge offs came from retail loans which represent 21% of the total loan portfolio. This is an increase over 2005 with 67% of net charge offs from retail loans, and from 2004 with 43% of net charge offs from retail loans. Gross charge offs of retail loans have been rising over the past three years, as economic conditions, such as rising energy, health and other costs and a generally weakening housing market, have been impacting the consumer’s borrowing behavior and ability to pay back debt, while recoveries on retail loan charge offs have remained relatively low. For 2006, 22% of net charge offs came from commercial loans (which represent 64% of total loans), compared to 21% for 2005 and 53% for 2004, with the amount of commercial recoveries driving the net charge off amounts to a greater degree than the gross charge offs over the three years. Residential mortgages (representing 15% of total loans) accounted for 8% of 2006 net charge offs, compared to 12% and 4% for 2005 and 2004, respectively. In absolute terms, the $6.3 million increase in net charge offs between 2006 and 2005 was primarily due to higher retail (up $4.9 million) and commercial (up $1.6 million) net charge offs. Loans charged off are subject to continuous review, and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses.

TABLE 10: Loan Loss Experience

	Years Ended December 31,

	2006	2005	2004	2003	2002
	($ in Thousands)

Allowance for loan losses, at beginning of year	$203,404	$189,762	$177,622	$162,541	$128,204
Balance related to acquisitions	—	13,283	14,750	—	11,985
Provision for loan losses	19,056	13,019	14,668	46,813	50,699
Loans charged off:
Commercial, financial, and agricultural	9,562	9,461	4,640	12,858	15,497
Real estate construction	1,287	612	16	1,140	1,402
Commercial real estate	1,918	4,667	7,677	13,659	6,124
Lease financing	140	259	245	385	268

Total commercial	12,907	14,999	12,578	28,042	23,291
Home equity	8,251	3,469	2,571	2,196	1,535
Installment	7,005	7,052	6,129	5,789	5,596

Total retail	15,256	10,521	8,700	7,985	7,131
Residential mortgage	2,344	2,223	924	1,080	1,757

Total loans charged off	30,507	27,743	22,202	37,107	32,179
Recoveries of loans previously charged off:
Commercial, financial, and agricultural	5,489	3,957	1,873	3,054	1,622
Real estate construction	—	37	—	3	3
Commercial real estate	3,148	8,317	1,498	633	787
Lease financing	23	—	3	—	74

Total commercial	8,660	12,311	3,374	3,690	2,486
Home equity	370	259	107	126	89
Installment	1,559	1,807	1,140	1,326	1,205

Total retail	1,929	2,066	1,247	1,452	1,294
Residential mortgage	939	706	303	233	52

Total recoveries	11,528	15,083	4,924	5,375	3,832

Net loans charged off	18,979	12,660	17,278	31,732	28,347

Allowance for loan losses, at end of year	$203,481	$203,404	$189,762	$177,622	$162,541

Ratio of allowance for loan losses to net charge offs	10.7	16.1	11.0	5.6	5.7
Ratio of net charge offs to average loans	0.12%	0.09%	0.15%	0.30%	0.28%
Ratio of allowance for loan losses to total loans at end of year	1.37%	1.34%	1.37%	1.73%	1.58%

Net loan charge offs (recoveries):
Commercial, financial, and agricultural	$4,073	$5,504	$2,767	$9,804	$13,875
Real estate construction	1,287	575	16	1,137	1,399
Commercial real estate	(1,230)	(3,650)	6,179	13,026	5,337
Lease financing	117	259	242	385	194

Total commercial	4,247	2,688	9,204	24,352	20,805
Home equity	7,881	3,210	2,464	2,070	1,446
Installment	5,446	5,245	4,989	4,463	4,391

Total retail	13,327	8,455	7,453	6,533	5,837
Residential mortgage	1,405	1,517	621	847	1,705

Total net charge offs	$18,979	$12,660	$17,278	$31,732	$28,347

Net charge offs by type as a percent of total net charge offs:
Total commercial	22%	21%	53%	77%	73%
Total retail	70%	67%	43%	20%	21%
Residential mortgage	8%	12%	4%	3%	6%

TABLE 11: Allocation of the Allowance for Loan Losses

	As of December 31,
		% of		% of		% of		% of		% of
		Loan		Loan		Loan		Loan		Loan
		Type to		Type to		Type to		Type to		Type to
		Total		Total		Total		Total		Total
	2006	Loans	2005	Loans	2004	Loans	2003	Loans	2002	Loans
	($ in Thousands)

Allowance allocation:
Commercial, financial, & agricultural	$88,112	24%	$85,125	22%	$79,882	20%	$63,939	21%	$64,965	22%
Real estate construction	17,267	14	13,643	12	12,263	11	10,777	10	9,106	9
Commercial real estate	65,949	25	67,914	27	62,200	28	69,947	32	57,010	30
Lease financing	708	1	590	—	502	—	234	—	230	—
Residential mortgage(1)	10,409	15	12,916	19	13,215	20	15,784	30	17,778	32
Home equity(1)(2)	10,452	15	11,047	13	10,453	13
Installment	10,584	6	12,169	7	11,247	8	7,449	7	4,613	7
Unallocated	—	—	—	—	—	—	9,492	—	8,839	—

Total allowance for loan losses	$203,481	100%	$203,404	100%	$189,762	100%	$177,622	100%	$162,541	100%

Allowance category as a percent of total allowance:
Commercial, financial, & agricultural	43%		42%		42%		36%		40%
Real estate construction	9		7		6		6		6
Commercial real estate	33		33		33		39		35
Lease financing	—		—		—		—		—
Residential mortgage	5		6		7		9		11
Home equity	5		6		6		—		—
Installment	5		6		6		4		3
Unallocated	—		—		—		6		5

Total allowance for loan losses	100%		100%		100%		100%		100%

(1)	For 2003 and 2002, residential mortgage includes home equity lines and residential mortgage junior liens, as a separate breakdown is not available for these years.

(2)	For the years 2004 and beyond, home equity includes home equity lines and residential mortgage junior liens.

Determining the adequacy of the allowance for loan losses is a function of evaluating a number of factors, including but not limited to changes in the loan portfolio (see Table 8), net charge offs (see Table 10), nonperforming loans (see Table 12), and evaluating specific credits. Growth and mix of loans impacts the overall inherent risk characteristics of the loan portfolio (see section “Loans” which discusses credit risks related to the different loan types). Total loans were $14.9 billion at December 31, 2006, down $0.3 billion or 2.1% from December 31, 2005, impacted in part by a $0.3 billion transfer of residential mortgage loans to loans held for sale in December 2006. While loans were unchanged between year-end 2006 and 2005 (when excluding the aforementioned transfer), the mix of loans changed. Commercial loans grew to represent 64% of total loans (compared to 61% at year-end 2005 and 59% at year-end 2004), while residential mortgage loans represented 15%, 19%, and 20% of total loans at December 31, 2006, 2005 and 2004, respectively. Retail loans were minimally changed, representing 21%, 20% and 21% of total loans at year-end 2006, 2005 and 2004, respectively. Nonperforming loans in absolute terms were up 44% (from $99 million at year-end 2005 to $142 million for 2006), and grew as a percentage of total loans (from 0.65% at year-end 2005 to 0.96% at year-end 2006), with $40 million of the increase in commercial nonperforming loans coming from various large (defined as commercial nonaccrual additions of $2 million or larger during 2006) commercial credits among various industries. Nonperforming loans were $115 million at December 31, 2004. See Table 12 and section “Nonperforming Loans, Potential Problem Loans, and Other Real Estate Owned” for additional details and discussion.

The Corporation’s process designed to assess the adequacy of the allowance for loan losses includes an allocation methodology, as well as management’s ongoing review and grading of the loan portfolio into criticized loan categories (defined as specific loans warranting either specific allocation, or a criticized status of watch, special mention, substandard, doubtful, or loss). The allocation methodology focuses on evaluation of facts and issues related to specific loans, changes in the size and character of the loan portfolio, changes in levels of impaired and other nonperforming loans, historical losses and delinquencies on each portfolio category, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the portfolio. The allocation of the Corporation’s allowance for loan losses for the last five years is shown in Table 11.

The allocation methodology used at December 31, 2006, 2005, and 2004 was comparable, including a refinement beginning in 2004, whereby the Corporation segregated its loss factors allocations (used for both criticized and non-criticized loans) into a component primarily based on historical loss rates and a component primarily based on other qualitative factors that may affect loan collectibility. Management does not believe the refined method produced a significantly different result from the method used in 2003 and 2002. The following describes the Corporation’s process for 2004 and later years. Management allocates the allowance for loan losses for credit losses by pools of risk. First, a valuation allowance estimate is established for specifically identified commercial and commercial real estate loans determined to be impaired by the Corporation, using discounted cash flows, estimated fair value of underlying collateral, and/or other data available. Second, management allocates allowance for loan losses with loss factors, for criticized loan pools by loan type as well as for non-criticized loan pools by loan type, primarily based on historical loss rates after considering loan type, historical loss and delinquency experience, and industry statistics. Loans that have been criticized are considered to have greater inherent risk of loss than non-criticized loans, as circumstances were present to support the lower loan grade, warranting higher loss factors. The loss factors applied in the methodology are expected to be relatively static year-over-year but are periodically re-evaluated. There were no changes in loss factors assigned to criticized and non-criticized loan pools by loan type between 2006, 2005 and 2004. And third, management allocates allowance for loan losses to absorb unrecognized losses that may not be provided for by the other components due to other factors evaluated by management, such as limitations within the credit risk grading process, known current economic or business conditions that may not yet show in trends, industry or other concentrations with current issues that impose higher inherent risks than are reflected in the loss factors, and other relevant considerations. At December 31, 2006, 2005, and 2004, this third allocation, which was previously noted in Table 11 as unallocated, was completely assigned to loan types, as reflected in Table 11.

At year-end 2006, 56% of the allowance for loan losses (compared to 48% at year-end 2005) was allocated to criticized loans, including $1 million of allowance provided for a commercial manufacturing credit disclosed in prior years ($3 million outstanding at December 31, 2006) for which management has continuing doubts concerning the future collectibility of the loan. During 2006, the Corporation received a $4 million paydown on this commercial manufacturing credit and, therefore, the provided allowance was reduced from $5 million to $1 million after evaluation of the remaining credit. The allocation of the allowance by loan type between 2006 and 2005 was minimally changed with an increase to commercial, financial, and agricultural and real estate construction, offset by a slight decrease to residential mortgage, home equity, and installment. The largest portion of the allowance at year-end 2006 was allocated to commercial, financial and agricultural loans, and was $88.1 million (up $3.0 million), representing 43% of the allowance for loan losses at year-end 2006 versus 42% at year-end 2005. The commercial, financial and agricultural allowance allocation was supported primarily by an increase in these loans as a percentage of total loan mix (24% at year-end 2006 versus 22% at year-end 2005) and concerns of rising costs and interest rates on the financial strength of commercial businesses, as otherwise there was minimal change to gross charge offs ($9.6 million for 2006 versus $9.5 million for 2005), no change in the percentage of these loans in criticized categories (15% at both year-end 2006 and 2005), and nonperforming commercial, financial and agricultural loans were flat (28% of total nonperforming loans for both year-end 2006 and 2005). The amount allocated to commercial real estate loans (including real estate construction) at year-end 2006 was $83.2 million (up $1.7 million), representing 42% of the allowance for loan losses at year-end 2006 (versus 40% at year-end 2005). The additional amount allocated to commercial real estate loans was primarily based on a higher percentage of these loans in criticized categories (12% at year-end 2006 versus 9% at year-end 2005), an increase in nonperforming commercial real estate loans (49% of total nonperforming loans at year-end 2006 compared to 41% at year-end 2005), and other indicators of a softening commercial real estate market, while the mix of commercial real estate loans was flat at 39% of total loans and net charge off activity was impacted by strong recoveries. The allowance allocations to residential mortgage, home equity, and installment loans were down slightly between 2006 and 2005 (with each decreasing from 6% at year-end 2005 to 5% at year-end 2006), though there continue to be concerns about the impact of rising rates on consumer debt, the growth in the use of home equity, the weakening housing market, and uncertainty in other economic conditions. Of particular note, management believes the majority of the 2006 home equity gross charge offs ($8.3 million for 2006, compared to $3.5 million for 2005 and $2.6 million for 2004) came from home equity production originated prior to an underwriting change implemented in mid-2005 and does not anticipate a similar gross charge off level in the future. Further, home equity nonperforming loans were up only $1 million between year-end 2006 and year-end 2005 (included in the retail category within Table 12). Therefore, management made no significant change in its allocation of allowance to home equity.

At year-end 2005, 48% of the allowance for loan losses (compared to 45% at year-end 2004) was allocated to criticized loans, including $5 million of allowance provided for a previously disclosed commercial manufacturing credit ($7 million outstanding at December 31, 2005) for which management has continuing doubts concerning the future collectibility of the loan. During 2005, the Corporation received paydowns of $7 million on this commercial manufacturing credit and, therefore, the provided allowance was reduced from $10 million to $5 million after evaluation of the remaining credit. The allocation of the allowance by loan type between 2005 and 2004 was minimally changed with a slight increase to real estate construction from residential real estate. The largest portion of the allowance at year-end 2005 was allocated to commercial, financial and agricultural loans, and was $85.1 million (up $5.2 million), representing 42% of the allowance for loan losses at year end 2005 and 2004. The commercial, financial and agricultural allowance allocation is supported by an increase in these loans as a percentage of total loan mix (22% at year-end 2005 versus 20% at year-end 2004) and higher gross charge offs ($9.5 million for 2005 versus $4.6 million for 2004), though minimal change in the amount of these loans in criticized categories (15% versus 14% at year-end 2004), and a decline in nonperforming commercial, financial and agricultural loans (28% compared to 35% for year-end 2004). The amount allocated to commercial real estate (including real estate construction) at December 31, 2005, was $81.6 million (up $7.1 million), representing 40% (versus 39% at December 31, 2004) of the allowance for loan losses. The increased allocation to commercial real estate loans was made given the rise in nonperforming commercial real estate loans (41% versus 40% at year-end 2004), the higher amount of these loans in criticized categories (9% versus 7% at year-end 2004), and other indicators of a potentially softening commercial real estate market. The allowance allocations to residential mortgage (6% for year-end 2005 versus 7% for year-end 2004), home equity (6% for both years), and installment loans (6% for both years) were relatively unchanged between 2005 and 2004, though there continued to be concerns about the impact of rising rates on consumer debt, the growth in the use of home equity, and uncertain other economic conditions.

Management believes the allowance for loan losses to be adequate at December 31, 2006.

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

Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, loans 90 days or more past due but still accruing, and restructured loans. The Corporation specifically excludes from its definition of nonperforming loans student loan balances that are 90 days or more past due and still accruing and that have contractual government guarantees as to collection of principal and interest. The Corporation had approximately $15.3 million, $13.5 million, and $14.5 million at December 31, 2006, 2005, and 2004, respectively, of nonperforming student loans.

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

Loans past due 90 days or more but still accruing interest are also included in nonperforming loans. Loans past due 90 days or more but still accruing are classified as such where the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection. Also included in nonperforming loans are “restructured” loans. Restructured loans involve the granting of some concession to the borrower involving the modification of terms of the loan, such as changes in payment schedule or interest rate, which generally would not be otherwise considered.

TABLE 12: Nonperforming Loans and Other Real Estate Owned

	December 31,
	2006	2005	2004	2003	2002
	($ in Thousands)

Nonaccrual loans:
Commercial	$108,129	$68,304	$85,955	$95,786	$72,996
Residential mortgage	19,290	15,912	16,088	11,937	15,334
Retail	9,315	11,097	10,718	6,221	5,802

Total nonaccrual loans	136,734	95,313	112,761	113,944	94,132
Accruing loans past due 90 days or more:
Commercial	1,631	148	659	5,791	1,071
Residential mortgage	—	—	—	80	—
Retail	4,094	3,122	1,494	1,624	2,841

Total accruing loans past due 90 days or more	5,725	3,270	2,153	7,495	3,912
Restructured loans (commercial)	26	32	37	43	1,258

Total nonperforming loans	142,485	98,615	114,951	121,482	99,302
Other real estate owned	14,417	11,336	3,915	5,457	11,448

Total nonperforming assets	$156,902	$109,951	$118,866	$126,939	$110,750

Ratios at year end:
Nonperforming loans to total loans	0.96%	0.65%	0.83%	1.18%	0.96%
Nonperforming assets to total assets	0.75%	0.50%	0.58%	0.83%	0.74%
Allowance for loan losses to nonperforming loans	143%	206%	165%	146%	164%
Allowance for loan losses to total loans at end of year	1.37%	1.34%	1.37%	1.73%	1.58%

When looking over the past five years, nonperforming loan ratios were generally at their strongest levels in 2005, with deterioration in 2006. Nonperforming loans at December 31, 2006, were $142 million (an increase of 44%), compared to $99 million at December 31, 2005, and $115 million at December 31, 2004, reflecting in part the impact of the economy on the Corporation’s customers. The ratio of nonperforming loans to total loans at the end of 2006 was 0.96%, as compared to 0.65% and 0.83% at December 31, 2005 and 2004, respectively. The Corporation’s allowance for loan losses to nonperforming loans was 143% at year-end 2006, down from 206% at year-end 2005 and 165% at year-end 2004.

Total nonperforming loans by loan type at December 31, 2006, included $110 million of commercial loans, $19 million of residential mortgage loans, and $13 million of retail loans. In comparison, nonperforming loans by loan type at December 31, 2005, included $69 million of commercial loans, $16 million of residential mortgage loans, and $14 million of retail loans, while at December 31, 2004, nonperforming loans included commercial loans of $87 million, residential mortgage loans of $16 million, and retail loans of $12 million. Commercial nonaccrual loans were $108 million at December 31, 2006, compared to $68 million at December 31, 2005, and $86 million at December 31, 2004, and represented 79%, 72%, and 76% of total nonaccrual loans at year-end 2006, 2005, and 2004, respectively. More specifically, commercial real estate nonaccrual loans were $68 million at December 31, 2006 (versus $40 million and $46 million at December 31, 2005 and 2004, respectively), while commercial, financial, and agricultural nonaccrual loans were $40 million at year-end 2006 (compared to $28 million and $40 million at year-end 2005 and 2004, respectively).

Credit quality in 2006 was impacted primarily by deterioration in certain commercial credits, resulting in an increase in net charge offs (as discussed previously in section, “Allowance for Loan Losses”) and nonperforming loans. Of the $43.9 million increase in nonperforming loans between year-end 2005 and 2006, nonaccrual loans increased $41.4 million (driven by higher commercial and residential mortgage nonaccrual loans), while accruing loans past due 90 days or more increased $2.5 million. The increase in commercial nonaccrual loans during 2006 came from several large commercial credits across various industries adding $40 million (defined as commercial nonaccrual additions of $2 million or larger during 2006), net of the resolution of certain commercial credits. The 2006 increase in residential mortgage nonaccrual loans was primarily attributable to consumers addressing the impact of rising interest rates, the weakening housing market, and the overall economy.

For year-end 2005 versus 2004, the improving trend in nonperforming loans was primarily due to decreases in commercial nonperforming loans (primarily attributable to the payment or resolution of specific larger commercial credits). Of the $16.4 million decrease in nonperforming loans between year-end 2004 and 2005, nonaccrual loans decreased $17.5 million (driven by lower commercial nonaccrual loans), while accruing loans past due 90 days or more increased $1.1 million (predominantly in retail loans). The most significant reductions in commercial nonaccrual loans during 2005 were attributable to payments on two large problem credits (including a $13 million payment on a commercial credit within the food industry and a $4 million payment on a commercial manufacturing credit), net of the commercial nonaccrual loans acquired from State Financial, which totaled approximately $5 million at year-end 2005.

Other real estate owned increased to $14.4 million at December 31, 2006, compared to $11.3 million and $3.9 million at year-end 2005 and 2004, respectively. The change in other real estate owned during 2006 was predominantly due to a $2.2 million increase in residential real estate owned and the addition of five bank properties (totaling $1.0 million) no longer used for banking and reclassified into other real estate owned, partially offset by a $0.1 million decrease in commercial real estate owned. Net gains on sales of other real estate owned were $764,000, $735,000, and $661,000 for 2006, 2005, and 2004, respectively. Management actively seeks to ensure properties held are monitored to minimize the Corporation’s risk of loss.

The following table shows, for those loans accounted for on a nonaccrual basis and restructured loans for the years ended as indicated, the approximate gross interest that would have been recorded if the loans had been current in accordance with their original terms and the amount of interest income that was included in interest income for the period.

TABLE 13: Foregone Loan Interest

	Years Ended December 31,
	2006	2005	2004
	($ in Thousands)

Interest income in accordance with original terms	$13,683	$6,847	$7,427
Interest income recognized	(6,369)	(3,157)	(2,866)

Reduction in interest income	$7,314	$3,690	$4,561

Potential problem loans are certain loans bearing criticized loan risk ratings by management but that are not in nonperforming status; however, there are circumstances present to create doubt as to the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that the Corporation expects losses to occur but that management recognized a higher degree of risk associated with these loans. The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the level of the allowance for loan losses. The loans that have been reported as potential problem loans are all commercial loans covering a diverse range of businesses and are not concentrated in a particular industry. At December 31, 2006, potential problem loans totaled $405 million, compared to $333 million at December 31, 2005. The $72 million increase from year-end 2005 to year-end 2006 is attributable to deterioration of commercial loans in the Corporation’s core market area centered in the manufacturing and service industries.

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

In October 2005, the Corporation began an initiative, which was completed in the third quarter of 2006, to use cash flows from maturing or sold investments to substantially reduce wholesale funding and repurchase common stock when opportunistic, toward improving the net interest margin, the balance sheet position, and the quality of earnings. As a result of this initiative, the total carrying value of investment securities at December 31, 2006, was $3.4 billion, down $1.3 billion or 27.1% compared to December 31, 2005, and represented 16% of total assets compared to 21% a year earlier. On average, the investment portfolio was $3.9 billion for 2006, down $1.0 billion compared to 2005, and represented 20% and 25% of average earning assets for 2006 and 2005, respectively.

TABLE 14: Investment Securities Portfolio

	At December 31,
	2006	% of Total	2005	% of Total	2004	% of Total
	($ in Thousands)

Investment Securities Available for Sale:
U.S. Treasury securities	$28,258	1%	$54,839	1%	$33,177	1%
Federal agency securities	79,148	2	212,225	5	175,290	4
Obligations of state and political subdivisions	910,290	27	956,444	20	876,208	18
Mortgage-related securities	2,137,556	62	3,047,134	65	3,238,502	68
Other securities (debt and equity)	283,185	8	446,847	9	413,938	9

Total amortized cost	$3,438,437	100%	$4,717,489	100%	$4,737,115	100%

U.S. Treasury securities	$28,261	1%	$54,577	1%	$33,023	1%
Federal agency securities	78,706	2	208,903	4	176,064	4
Obligations of state and political subdivisions	926,511	27	977,728	21	921,713	19
Mortgage-related securities	2,107,460	61	2,995,512	64	3,237,485	67
Other securities (debt and equity)	295,683	9	474,885	10	447,059	9

Total fair value and carrying value	$3,436,621	100%	$4,711,605	100%	$4,815,344	100%

Net unrealized holding gains / (losses)	$(1,816)		$(5,884)		$78,229

At December 31, 2006, the Corporation’s securities portfolio did not contain securities of any single issuer that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 10% of stockholders’ equity or approximately $225 million.

Federal Reserve stock ($57.0 million and $56.9 million at year end 2006 and 2005, respectively) and Federal Home Loan Bank (“FHLB”) stock ($128.6 million and $204.5 million at year end 2006 and 2005, respectively) are included in other securities. The Corporation is required to maintain these equity securities as a member of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other tradable equity securities, their fair value is equal to amortized cost, and no other-than-temporary impairments have been recorded on these securities during 2006, 2005, or 2004.

At December 31, 2006 and 2005, mortgage-related securities (which include predominantly mortgage-backed securities and collateralized mortgage obligations (CMOs)) represented 61% and 64%, respectively, of total investment securities based on fair value. The fair value of mortgage-related securities is subject to inherent risks based upon the future performance of the underlying collateral (i.e. mortgage loans) for these securities, such as prepayment risk and interest rate changes.

During the fourth quarter of 2006, the Corporation determined a preferred stock holding (included in other securities) to have an other-than-temporary impairment that resulted in a write-down of $2.0 million on this preferred stock holding (effectively reducing the carrying value of this preferred stock holding to zero). No other-than-temporary impairments were recorded against earnings during 2005, while the Corporation’s FHLMC preferred stock holdings were determined to have other-than-temporary impairment that resulted in a write-down of $2.2 million during 2004. At December 31, 2006, the carrying value of the FHLMC preferred stock holdings was $9.3 million. A CMO (included in mortgage-related securities) was determined to have other-than-temporary impairment that resulted in a write-down on the security of $0.2 million during 2004. This CMO was sold during 2006 at a gain. See Note 1, “Summary of Significant Accounting Policies,” and Note 3, “Investment Securities,” of the notes to consolidated financial statements for additional information.

TABLE 15: Investment Securities Portfolio Maturity Distribution (1) — At December 31, 2006

	Investment Securities Available for Sale - Maturity Distribution and Weighted Average Yield
			After one but		After five but						Total		Total
	Within one year		within five years		within ten years		After ten years		Mortgage-related and equity securities		Amortized Cost		Fair Value

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount

	($ in Thousands)

U.S. Treasury securities	$28,258	5.30%	$—	—	$—	—	$—	—	$—	—	$28,258	5.30%	$28,261
Federal agency securities	18,963	4.70	60,106	4.55%	79	8.12%	—	—	—	—	79,148	4.59	78,706
Obligations of states and political subdivisions(2)	63,794	6.79	413,652	6.95	304,441	6.27	128,403	6.97%	—	—	910,290	6.71	926,511
Other debt securities	33,301	5.81	13,737	5.39	200	4.00	33,403	6.66	—	—	80,641	6.09	80,846
Mortgage-related securities	—	—	—	—	—	—	—	—	2,137,556	4.72%	2,137,556	4.72	2,107,460
Equity securities	—	—	—	—	—	—	—	—	202,544	4.14	202,544	4.14	214,837

Total amortized cost	$144,316	5.99%	$487,495	6.61%	$304,720	6.27%	$161,806	6.91%	$2,340,100	4.67%	$3,438,437	5.25%	$3,436,621

Total fair value and carrying value	$144,603		$496,093		$308,606		$165,022		$2,322,297				$3,436,621

(1)	Expected maturities will differ from contractual maturities, as borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

(2)	Yields on tax-exempt securities are computed on a taxable equivalent basis using a tax rate of 35% and have not been adjusted for certain disallowed interest deductions.

Deposits

Deposits are the Corporation’s largest source of funds. Selected period-end deposit information is detailed in Note 7, “Deposits,” of the notes to consolidated financial statements, including a maturity distribution of all time deposits at December 31, 2006. A maturity distribution of certificates of deposits and other time deposits of $100,000 or more at December 31, 2006 is shown in Table 17. Table 16 summarizes the distribution of average deposit balances. See also section “Liquidity.”

The Corporation competes with other bank and nonbank institutions for deposits, as well as with a growing number of non-deposit investment alternatives available to depositors, such as mutual funds, money market funds, annuities, and other brokerage investment products. Competition for deposits has increased in recent years. Challenges to deposit growth include a usual cyclical decline in deposits historically experienced during the first quarter (noted as a challenge since the return of deposit balances may not be timely or by as much as the outflow), price increases on deposit products given rises in the rate environment and other competitive pricing pressures, and customer choices to higher-costing deposit products or to non-deposit investment alternatives. The Corporation’s deposit growth was impacted in 2006 (and is expected to continue to be affected in 2007) by these various factors, which also affected the cost of interest-bearing deposits (which averaged 3.23% for 2006, up 114 bp over 2005) and the mix of deposits.

At December 31, 2006, deposits were $14.3 billion, up $0.7 billion or 5.5% over December 31, 2005. In general, savings and interest-bearing demand deposits declined as customer behavior and product choices shifted deposits into higher-yielding money market or time deposits, and a checking product design change during the third quarter of 2006 also affected a shift of interest-bearing demand to noninterest-bearing demand. As a result of the factors noted above and new customer funds from a deposit network service, money market deposits accounted for $1.2 billion of the increase in total deposits, and grew to represent 27% of total deposits at year-end 2006 compared to 19% at year-end 2005. The growth in money market deposits, along with noninterest-bearing demand (up $0.3 billion or 10.0%) and total time deposits (up $0.2 billion or 3.4%), was partially offset by the declines in savings and interest-bearing demand, down $0.9 billion on a combined basis.

On average, deposits were $13.6 billion for 2006, up $1.2 billion or 9.3% over the average for 2005. The mix of average deposits was also impacted by a shift in customer preferences, similar to that seen for period end deposits. For 2006 and 2005 as presented in Table 16, total time deposits remained at 36% of total average deposits, including a modest increase in brokered certificates of deposit (to 4% of total average deposits), and noninterest-bearing demand deposits were down slightly (representing 17% of total average deposits for 2006 versus 18% for 2005). Average money market deposits grew, as well as gained from the shift out of savings, interest-bearing demand, and noninterest-bearing demand deposits, growing to 24% of total average deposits compared to 18% for 2005.

TABLE 16: Average Deposits Distribution

	2006		2005		2004
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	($ in Thousands)

Noninterest-bearing demand deposits	$2,349,948	17%	$2,259,928	18%	$1,867,111	18%
Interest-bearing demand deposits	1,997,355	15	2,337,462	19	2,406,280	24
Savings deposits	1,012,966	8	1,125,417	9	967,930	10
Money market deposits	3,324,362	24	2,262,369	18	1,628,208	16
Brokered certificates of deposit	550,925	4	394,305	3	232,066	2
Other time and certificates of deposit	4,388,147	32	4,083,500	33	3,042,933	30

Total deposits	$13,623,703	100%	$12,462,981	100%	$10,144,528	100%

TABLE 17: Maturity Distribution-Certificates of Deposit and Other Time Deposits of $100,000 or More

	December 31, 2006
			Total Certificates of
	Certificates	Other	Deposits and Other
	of Deposit	Time Deposits	Time Deposits

	($ in Thousands)

Three months or less	$841,168	$83,714	$924,882
Over three months through six months	176,176	33,580	209,756
Over six months through twelve months	367,566	39,100	406,666
Over twelve months	268,900	37,335	306,235

Total	$1,653,810	$193,729	$1,847,539

Other Funding Sources

Other funding sources, including short-term borrowings and long-term funding (“wholesale funding”), were $4.1 billion at December 31, 2006, down $1.9 billion from $6.0 billion at December 31, 2005, as a result of the Corporation’s initiative to use cash flows from maturing or sold investments to substantially reduce wholesale funding and repurchase common stock. See also section “Liquidity.” Long-term funding at December 31, 2006, was $2.1 billion, down $1.3 billion from December 31, 2005, due primarily to a decrease of $605 million in long-term repurchase agreements, a $367 million decline in long-term FHLB advances, and a $300 million decline in bank notes. See Note 9, “Long-term Funding,” of the notes to consolidated financial statements for additional information on long-term funding.

Short-term borrowings are comprised primarily of Federal funds purchased; securities sold under agreements to repurchase; short-term FHLB advances; notes payable to banks; and treasury, tax, and loan notes. Short-term borrowings at December 31, 2006 were $2.0 billion, $0.6 billion lower than December 31, 2005 (primarily Federal funds purchased). The FHLB advances included in short-term borrowings are those with original maturities of less than one year. The treasury, tax, and loan notes are demand notes representing secured borrowings from the U.S. Treasury, collateralized by qualifying securities and loans. This funding program provides funds at the discretion of the U.S. Treasury that may be called at any time. Many short-term borrowings, particularly Federal funds purchased and securities sold under agreements to repurchase, are expected to be reissued and, therefore, do not represent an immediate need for cash. See Note 8, “Short-term Borrowings,” of the notes to consolidated financial statements for additional information on short-term borrowings, and Table 18 for specific disclosure required for major short-term borrowing categories.

TABLE 18: Short-Term Borrowings

	December 31,
	2006	2005	2004
	($ in Thousands)

Federal funds purchased and securities sold under agreements to repurchase:
Balance end of year	$1,313,786	$2,507,087	$2,437,088
Average amounts outstanding during year	2,185,067	2,329,204	2,038,981
Maximum month-end amounts outstanding	3,176,814	2,570,114	2,509,956
Average interest rates on amounts outstanding at end of year	5.01%	4.07%	2.13%
Average interest rates on amounts outstanding during year	4.85%	3.21%	1.42%

On average, wholesale funding was $5.2 billion for 2006, down $1.0 billion or 16.9% from 2005, as a result of the wholesale funding reduction strategy cited previously. The mix of wholesale funding shifted from long-term borrowing instruments to short-term borrowing instruments, with average long-term funding decreasing to 48.7% of wholesale funding compared to 55.5% in 2005. Long-term funding was down $0.9 billion, on average, comprised primarily of decreases of $0.3 billion in Federal Home Loan Bank advances and $0.6 billion in long-term repurchase agreements. Within the short-term borrowing categories, average Federal funds purchased and securities sold under agreements to repurchase decreased $144 million, while other short-term borrowing sources were up $27 million.

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

Funds are available from a number of basic banking activity sources, primarily from the core deposit base and from loans and investment securities repayments and maturities. Additionally, liquidity is provided from sales of the investment securities portfolio, lines of credit with major banks, the ability to acquire large and brokered deposits, and the ability to securitize or package loans for sale. The Corporation’s capital can be a source of funding and liquidity as well. See section “Capital.”

The Corporation’s internal liquidity management framework includes measurement of several key elements, such as wholesale funding as a percent of total assets and liquid assets to short-term wholesale funding. Strong capital ratios, credit quality, and core earnings are essential to retaining high credit ratings and, consequently, cost-effective access to the wholesale funding markets. A downgrade or loss in credit ratings could have an impact on the Corporation’s ability to access wholesale funding at favorable interest rates. As a result, capital ratios, asset quality measurements, and profitability ratios are monitored on an ongoing basis as part of the liquidity management process. At December 31, 2006, the Corporation was in compliance with its internal liquidity objectives.

While core deposits and loan and investment securities repayments are principal sources of liquidity, funding diversification is another key element of liquidity management. Diversity is achieved by strategically varying depositor type, term, funding market, and instrument. As noted below, the Parent Company and its subsidiary bank are rated by Moody’s and Standard and Poor’s (S&P). These ratings, along with the Corporation’s other ratings, provide opportunity for greater funding capacity and funding alternatives.

TABLE 19: Credit Ratings at December 31, 2006

	Moody’s	S&P

Bank short-term	P1	A2
Bank long-term	A2	A-
Corporation short-term	P2	A2
Corporation long-term	A3	BBB+
Subordinated debt long-term	Baa1	BBB

The Parent Company’s primary funding sources are dividends and service fees from subsidiaries and proceeds from the issuance of equity. Dividends received in cash from subsidiaries totaled $354 million in 2006. At December 31, 2006, $50 million in dividends could be paid to the parent by its subsidiaries without obtaining prior regulatory approval, subject to the capital needs of the bank. As discussed in Item 1, the subsidiary bank is subject to regulation and, among other things, may be limited in its ability to pay dividends or transfer funds to the Parent Company. Accordingly, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available for the payment of cash dividends to the shareholder or for other cash needs.

The Parent Company also has multiple funding sources that could be used to increase liquidity and provide additional financial flexibility. These sources include two shelf registrations to issue debt and preferred securities or a combination thereof and, used to a lesser degree, a revolving credit facility and commercial paper issuances. The Parent Company has available a $100 million revolving credit facility with established lines of credit from nonaffiliated banks, of which the entire amount was available at December 31, 2006. In addition, under the Parent Company’s $200 million commercial paper program, $115 million of commercial paper was outstanding and $85 million of commercial paper was available at December 31, 2006.

In May 2002, the Parent Company filed a “shelf” registration statement under which the Parent Company may offer up to $300 million of trust preferred securities. In May 2002, $175 million of trust preferred securities were issued, bearing a 7.625% fixed coupon rate. At December 31, 2006, $125 million was available under the trust-preferred shelf. In May 2001, the Parent Company filed a “shelf” registration statement whereby the Parent Company may offer up to $500 million of any combination of the following securities, either separately or in units: debt securities, preferred stock, depositary shares, common stock, and warrants. In August 2001, the Parent Company issued $200 million in a subordinated note offering, bearing a 6.75% fixed coupon rate and 10-year maturity. At December 31, 2006, $300 million was available under the shelf registration.

The bank subsidiary has a variety of funding sources (in addition to key liquidity sources, such as core deposits, loan and investment securities repayments and maturities, and loan and investment securities sales) available to increase financial flexibility. A bank note program associated with Associated Bank, National Association (the “Bank”), was established during 2000. Under this program, short-term and long-term debt may be issued. As of December 31, 2006, $625 million of long-term bank notes were outstanding and $225 million was available under the 2000 bank note program. A new bank note program was instituted during the third quarter of 2005, of which $2 billion was available at December 31, 2006. The 2005 bank note program will be utilized upon completion of the 2000 bank note program. The Bank has also established federal funds lines with major banks and the ability to borrow from the Federal Home Loan Bank ($1.2 billion was outstanding at December 31, 2006). The Bank also issues institutional certificates of deposit, from time to time offers brokered certificates of deposit and, to a lesser degree, accepts Eurodollar deposits.

Investment securities are an important tool to the Corporation’s liquidity objective. Cash flows from maturing and sold investment securities were key to the execution and completion of a year-long initiative announced in October 2005 to significantly reduce wholesale funding. As of December 31, 2006, all securities are classified as available for sale and are reported at fair value on the consolidated balance sheet. Of the $3.4 billion investment portfolio at December 31, 2006 (representing 16% of total assets), $1.9 billion was pledged to secure certain deposits or for other purposes as required or permitted by law, and $185.6 million of Federal Reserve and FHLB stock combined is “restricted” in nature and less liquid than other tradable equity securities (see section “Investment Securities Portfolio” and Note 3, “Investment Securities,” of the notes to consolidated financial statements). The majority of remaining securities could be pledged or sold to enhance liquidity, if necessary.

As reflected in Table 21, the Corporation has various financial obligations, including contractual obligations and other commitments, which may require future cash payments. The time deposits with shorter maturities could imply near-term liquidity risk if such deposit balances do not rollover at maturity into new time or non-time deposits at the Corporation. However, the relatively short maturities in time deposits are not out of the ordinary to the Corporation’s historical experience of its customer base preference Many short-term borrowings also shown in Table 21, particularly Federal funds purchased and securities sold under agreements to repurchase, can be reissued and, therefore, do not represent an immediate need for cash. In 2006 the Corporation purposely reduced its short- and long-term funding sources primarily in conjunction with the wholesale funding reduction initiative it completed in 2006, as well as to position the balance sheet to be more liability sensitive. See additional discussion in sections, “Net Interest Income,” “Investment Securities Portfolio,” and “Interest Rate Risk,” and in Note 3, “Investment Securities,” of the notes to consolidated financial statements. As a financial services provider, the Corporation routinely enters into commitments to extend credit. While contractual obligations represent future cash requirements of the Corporation, a significant portion of commitments to extend credit may expire without being drawn upon.

For the year ended December 31, 2006, net cash provided from operating and investing activities was $0.3 billion and $1.2 billion, respectively, while financing activities used net cash of $1.5 billion, for a net decrease in cash and cash equivalents of $10 million since year-end 2005. Generally, during 2006 assets declined $1.2 billion (5.6%) since year-end 2005 given the previously announced initiative to reduce wholesale funding. Investment securities proceeds from sales and maturities were used to reduce wholesale funding, as well as to provide for common stock repurchases and the payment of cash dividends to the Corporation’s shareholders.

For the year ended December 31, 2005, net cash provided from operating and investing activities was $319.6 million and $28.8 million, respectively, while financing activities used net cash of $314.2 million, for a net increase in cash and cash equivalents of $34.2 million since year-end 2004. During 2005 assets grew $1.6 billion (7.7%), primarily attributable to the State Financial acquisition. Deposits and long-term funding were primarily utilized to support the net asset growth, finance the State Financial acquisition, provide for the repayment of short-term borrowings and long-term funding, common stock repurchases, and the payment of cash dividends to the Corporation’s shareholders.

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

Interest Rate Risk

In order to measure earnings sensitivity to changing rates, the Corporation uses three different measurement tools: static gap analysis, simulation of earnings, and economic value of equity. These three measurement tools represent static (i.e., point-in-time) measures that do not take into account changes in management strategies and market conditions, among other factors.

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

The following table represents the Corporation’s consolidated static gap position as of December 31, 2006.

TABLE 20: Interest Rate Sensitivity Analysis

	December 31, 2006
	Interest Sensitivity Period
				Total Within
	0-90 Days	91-180 Days	181-365 Days	1 Year	Over 1 Year	Total

	($ in Thousands)

Earning assets:
Loans held for sale	$370,758	$—	$—	$370,758	$—	$370,758
Investment securities, at fair value	425,704	226,352	351,277	1,003,333	2,433,288	3,436,621
Loans	8,395,968	662,890	1,190,017	10,248,875	4,632,651	14,881,526
Other earning assets	23,692	—	—	23,692	—	23,692

Total earning assets	$9,216,122	$889,242	$1,541,294	$11,646,658	$7,065,939	$18,712,597

Interest-bearing liabilities:
Interest-bearing deposits(1)(2)	$2,903,190	$1,585,770	$3,328,885	$7,817,845	$5,860,651	$13,678,496
Other interest-bearing liabilities(2)	3,825,010	21,266	121,955	3,968,231	783,171	4,751,402
Interest rate swap	175,000	—	—	175,000	(175,000)	—

Total interest-bearing liabilities	$6,903,200	$1,607,036	$3,450,840	$11,961,076	$6,468,822	$18,429,898

Interest sensitivity gap	$2,312,922	$(717,794)	$(1,909,546)	$(314,418)	$597,117	$282,699
Cumulative interest sensitivity gap	$2,312,922	$1,595,128	$(314,418)
12 Month cumulative gap as a percentage of earning assets at December 31, 2006	12.4%	8.5%	(1.7)%

(1)	The interest rate sensitivity assumptions for demand deposits, savings accounts, money market accounts, and interest-bearing demand deposit accounts are based on current and historical experiences regarding portfolio retention and interest rate repricing behavior. Based on these experiences, a portion of these balances are considered to be long-term and fairly stable and are, therefore, included in the “Over 1 Year” category.

(2)	For analysis purposes, Brokered CDs of $638 million have been included with other interest-bearing liabilities and excluded from interest-bearing deposits.

The static gap analysis in Table 20 provides a representation of the Corporation’s earnings sensitivity to changes in interest rates. It is a static indicator that may not necessarily indicate the sensitivity of net interest income in a changing interest rate environment. As of December 31, 2006, the 12-month cumulative gap results were within the Corporation’s interest rate risk policy.

At year-end 2005, the Corporation was slightly asset sensitive as a result of issuing long-term funding, growth in demand deposits, and shortening of the mortgage portfolio and investment securities portfolio due to faster prepayment experience over the course of 2005. (Asset sensitive means that assets will reprice faster than liabilities. In a rising rate environment, an asset sensitive bank will generally benefit.) However, the flattening of the yield curve, competitive pricing pressures and changes in the mix of loans and deposits substantially offset the benefits to net interest income from the interest rate increases that occurred during 2005. The Corporation’s interest rate position shifted to being neutral to rate changes at December 31, 2006. For 2007, the Corporation’s objective is to allow the interest rate profile to continue to move towards a more liability sensitive posture. However, the interest rate position is at risk to changes in other factors, such as the slope of the yield curve, competitive pricing pressures, changes in balance sheet mix from management action and/or from customer behavior relative to loan or deposit products. See also section “Net Interest Income.”

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

The resulting simulations for December 31, 2006 projected that net interest income would decrease nominally (by approximately 0.3% of budgeted net interest income) if rates rose by a 100 bp shock, and projected that the net interest income would also decrease nominally (by approximately 0.5%) if rates fell by a 100 bp shock. This analytical result of relatively insignificant changes in net interest income was realized as the balance sheet on December 31, 2006 was positioned to be neutral to changes in interest rates. At December 31, 2005, the 100 bp shock up was projected to increase budgeted net interest income by approximately 0.1%, and the 100 bp shock down was projected to decrease budgeted net interest income by approximately 0.9%. As of December 31, 2006, the simulation of earnings results were within the Corporation’s interest rate risk policy.

Economic value of equity: Economic value of equity is another tool used to measure the impact of interest rates on the value of assets, liabilities, and off-balance sheet financial instruments. This measurement is a longer-term analysis of interest rate risk as it evaluates every cash flow produced by the current balance sheet.

These results are based solely on immediate and sustained parallel changes in market rates and do not reflect the earnings sensitivity that may arise from other factors. These factors may include changes in the shape of the yield curve, the change in spread between key market rates, or accounting recognition of the impairment of certain intangibles. The above results are also considered to be conservative estimates due to the fact that no management action to mitigate potential income variances is included within the simulation process. This action could include, but would not be limited to, delaying an increase in deposit rates, extending liabilities, using financial derivative products to hedge interest rate risk, changing the pricing characteristics of loans, or changing the growth rate of certain assets and liabilities. As of December 31, 2006, the projected changes for the economic value of equity were within the Corporation’s interest rate risk policy.

The Corporation uses interest rate derivative financial instruments as an asset/liability management tool to hedge mismatches in interest rate exposure indicated by the net interest income simulation described above. They are used to modify the Corporation’s exposures to interest rate fluctuations and provide more stable spreads between loan yields and the rate on their funding sources. Interest rate swaps involve the exchange of fixed- and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. At December 31, 2006, only interest rate swaps hedging a $175 million long-term, fixed-rate subordinated debenture remained as an asset/liability management tool. Derivative financial instruments are also discussed in Note 15, “Derivative and Hedging Activities,” of the notes to consolidated financial statements.

To hedge against rising interest rates, the Corporation may use interest rate caps. Counterparties to these interest cap agreements pay the Corporation based on the notional amount and the difference between current rates and strike rates. To hedge against falling interest rates, the Corporation may use interest rate floors. Like caps, counterparties to interest rate floor agreements pay the Corporation based on the notional amount and the difference between current rates and strike rates. There were no caps or floors outstanding at December 31, 2006.

Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities

Through the normal course of operations, the Corporation has entered into certain contractual obligations and other commitments, including but not limited to those most usually related to funding of operations through deposits or debt, commitments to extend credit, derivative contracts to assist management of interest rate exposure, and to a lesser degree leases for premises and equipment. Table 21 summarizes significant contractual obligations and other commitments at December 31, 2006, at those amounts contractually due to the recipient, including any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

Table 21: Contractual Obligations and Other Commitments

	Note	One Year	One to	Three to	Over
	Reference	or Less	Three Years	Five Years	Five Years	Total

	($ in Thousands)

Time deposits	7	$3,806,557	$963,622	$86,650	$113,833	$4,970,662
Short-term borrowings	8	2,042,685	—	—	—	2,042,685
Long-term funding	9	700,950	936,609	15,000	418,583	2,071,142
Operating leases	6	12,580	21,783	15,063	23,638	73,064
Commitments to extend credit	14	4,459,675	1,033,392	582,538	82,745	6,158,350

Total		$11,022,447	$2,955,406	$699,251	$638,799	$15,315,903

The Corporation also has obligations under its retirement plans as described in Note 12, “Retirement Plans,” of the notes to consolidated financial statements. To a lesser degree, the Corporation also has commitments to fund various investments and other projects as discussed further in Note 14, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements.

The Corporation may have a variety of financial transactions that, under generally accepted accounting principles, are either not recorded on the balance sheet or are recorded on the balance sheet in amounts that differ from the full contract or notional amounts.

The Corporation’s interest rate swap derivative contracts, under which the Corporation is required to either receive cash from or pay cash to counterparties depending on changes in interest rates applied to notional amounts, are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rate change. Because neither the derivative assets and liabilities, nor their notional amounts, represent the amounts that may ultimately be paid under these contracts, they are not included in Table 21. Related to the $91 million commitments to originate residential mortgage loans held for sale (included in Table 21 as part of commitments to extend credit), the Corporation had outstanding forward commitments to sell $138 million of loans to various investors as of December 31, 2006, both of which are derivatives carried on the consolidated balance sheet at their fair value (see Note 15, “Derivative and Hedging Activities,” of the notes to consolidated financial statements). For further information and discussion of derivative contracts, see section “Interest Rate Risk,” and Note 1, “Summary of Significant Accounting Policies,” and Note 15, “Derivative and Hedging Activities,” of the notes to consolidated financial statements.

The Corporation does not have significant off-balance sheet arrangements such as the use of special-purpose entities or securitization trusts. Residential mortgage loans sold to others (i.e., the off-balance sheet loans underlying the mortgage servicing rights asset) are sold on a nonrecourse basis, though First Federal retained the credit risk on the underlying loans it sold to the FHLB, prior to its acquisition by the Corporation, in exchange for a monthly credit enhancement fee. After acquisition, the Corporation no longer delivered loans to the FHLB under this program. At December 31, 2006, there were $1.8 billion of such loans with credit risk recourse, upon which there have been negligible historical losses. The Corporation also has standby letters of credit (guarantees for payment to third parties of specified amounts if customers fail to pay, carried on-balance sheet at an estimate of their fair value of $4.8 million) of $608 million, and commercial letters of credit (off-balance sheet commitments generally authorizing a third party to draw drafts on us up to a stated amount and typically having underlying goods shipments as collateral) of $23 million at December 31, 2006. Since most of these commitments, as well as commitments to extend credit, are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. See section, “Liquidity” and Note 14, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements for further information.

Capital

Stockholders’ equity at December 31, 2006 was $2.2 billion, down $79 million compared to $2.3 billion at December 31, 2005. Stockholders’ equity is also described in Note 10, “Stockholders’ Equity,” of the notes to consolidated financial statements. The change in stockholders’ equity for 2006 was primarily composed of the retention of earnings and the exercise of stock options, with more than offsetting decreases to stockholders’ equity from the payment of cash dividends and the repurchase of common stock. At December 31, 2006, stockholders’ equity included $16 million of accumulated other comprehensive loss compared to $4 million of accumulated other comprehensive loss at December 31, 2005. This $12 million change in accumulated other comprehensive loss was primarily attributable to the adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which accounted for $15 million of other comprehensive loss in 2006, partially offset by $3 million lower unrealized losses on securities available for sale, net of the tax effect. Stockholders’ equity to assets at December 31, 2006 was 10.76%, compared to 10.52% at the end of 2005.

TABLE 22: Capital

	At December 31,
	2006	2005	2004
	(In Thousands, except per share data)

Total stockholders’ equity	$2,245,493	$2,324,978	$2,017,419
Tier 1 capital	1,546,037	1,597,826	1,420,386
Total capital	1,955,035	2,013,354	1,817,016
Market capitalization	4,490,695	4,413,845	4,309,765

Book value per common share	$17.44	$17.15	$15.56
Cash dividends per common share	1.1400	1.0600	0.9767
Stock price at end of period	34.88	32.55	33.23
Low closing price for the period	30.27	29.09	27.09
High closing price for the period	35.13	34.74	34.85

Total equity / assets	10.76%	10.52%	9.83%
Tier 1 leverage ratio	7.82	7.58	7.79
Tier 1 risk-based capital ratio	9.42	9.73	9.64
Total risk-based capital ratio	11.92	12.26	12.33

Shares outstanding (period end)	128,747	135,602	129,695
Basic shares outstanding (average)	132,006	130,554	113,532
Diluted shares outstanding (average)	133,132	131,931	115,025

Other:
Shares repurchased under all authorizations during the period	8,025	3,496	1,073
Shares remaining to be repurchased under outstanding block authorizations at the end of the period	1,375	2,591	5,565

Cash dividends paid in 2006 were $1.14 per share, compared with $1.06 per share in 2005, an increase of 7.5%. Cash dividends per share have increased at a 9.0% compounded rate during the past five years. For 2006, 47.5% of basic earnings per share were paid out as cash dividends per share (see Table 1).

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

The Corporation and its bank subsidiary continue to have a strong capital base. As of December 31, 2006 and 2005, the tier 1 risk-based capital ratios, total risk-based capital (tier 1 and tier 2) ratios, and tier 1 leverage ratios for the Corporation and its bank subsidiary were in excess of regulatory minimum requirements. It is management’s intent to exceed the minimum requisite capital levels. Regulatory capital ratios for the Corporation and its significant subsidiaries are included in Note 18, “Regulatory Matters,” of the notes to consolidated financial statements.

The Board of Directors has authorized management to repurchase shares of the Corporation’s common stock to be made available for reissuance in connection with employee incentive plans and/or for other corporate purposes. During 2006, 8.0 million shares were repurchased under all authorizations for a combined total of $263 million, or an average cost of $32.83 per share. During 2005, 3.5 million shares were repurchased under all authorizations for a combined total of $113 million, or an average cost of $32.43 per share. The following provides additional details about the stock repurchases during 2006 and 2005.

Under an authorization for the repurchase of up to 2.0 million shares per quarter, the Corporation repurchased (and recorded to treasury stock) 6,480 shares during 2006 for $0.2 million or an average cost of $33.82 per share, compared to 521,500 shares during 2005 for $17.0 million or an average cost of $32.58 per share.

Under various actions, the Board of Directors authorized the repurchase of shares, not to exceed specified amounts of the Corporation’s outstanding shares per authorization (“block authorizations”). During 2006, under the block authorizations 8.0 million shares were repurchased (6.0 million cancelled shares and 2.0 million recorded to treasury stock) for a combined total of $263 million or an average cost of $32.83 per share. These 2006 repurchases included three individual accelerated share repurchase programs (March, August and November 2006), and the net share settlements to complete the November 2005, March 2006 and August 2006 accelerated share repurchases. The November 2006 accelerated share repurchase program is anticipated to be settled in shares in first quarter 2007. At December 31, 2006, approximately 1.4 million shares remain authorized to repurchase under an outstanding block authorization. During 2005, under the block authorizations 3.0 million shares were repurchased (and cancelled) for a combined total of $96 million or an average cost of 32.40 per share. These 2005 repurchases included two individual accelerated share repurchase programs (May and November 2005), and the net share settlements to complete the May 2005 accelerated share repurchase. At December 31, 2005, approximately 2.6 million shares remained authorized to repurchase under outstanding block authorizations.

The repurchase of shares is and will be based on market opportunities, capital levels, growth prospects, and other investment opportunities.

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

Fourth Quarter 2006 Results

Net income for fourth quarter 2006 was $74.5 million, $13.1 million or 15.0% lower than the $87.6 million earned in the fourth quarter of 2005. Basic and diluted earnings per share for fourth quarter 2006 were $0.58 and $0.57, respectively, compared to $0.65 and $0.64, respectively, for the fourth quarter of 2005. See Table 23 for selected quarterly information.

The fourth quarters of both years included certain items that impact comparability between the year-over-year quarters. The fourth quarter of 2006 included a $2.1 million unfavorable market valuation adjustment on the transfer of $0.3 billion of residential mortgage loans to loans held for sale and $1.8 million of severance expense, while the fourth quarter of 2005 included a $5.3 million gain on the sale of $1.5 billion of its mortgage portfolio serviced for others. Excluding these items, as well as net asset and investment securities sales gains from both quarters, earnings per share were essentially level on a comparable quarter basis. Also, the year-long Corporate initiative beginning in October 2005 to utilize cash flows from maturing or sold investment securities to measurably reduce wholesale funding and repurchase common stock (“the wholesale funding reduction strategy”) affects comparability particularly of net interest income, net interest margin, and the average balance sheet as this initiative was beginning in fourth quarter 2005 and already concluded by fourth quarter 2006.

Net interest income for fourth quarter 2006 of $166 million was $10 million lower than fourth quarter 2005 and taxable equivalent net interest income of $173 million was $10 million lower between the fourth quarter periods. Unfavorable rate changes reduced taxable equivalent net interest income by $6 million (as increased yields on earning assets added $34 million to taxable equivalent interest income, but higher costs on interest-bearing liabilities increased interest expense by $40 million), while volume variances (given the wholesale funding reduction strategy) were unfavorable by $4 million.

Changes in the average balance sheet were predominantly a result of the wholesale funding reduction strategy. Average earning assets were $18.7 billion for fourth quarter 2006, a decrease of $1.4 billion over fourth quarter

2005. Average securities and short-term investments were down $1.5 billion between the fourth quarter periods, while average loans were up $79 million. As a percentage of average earning assets, loans increased to 81.4% for fourth quarter 2006 compared to 75.5% for fourth quarter 2005. Average securities and short-term investments experienced a corresponding decrease to 18.6% of earning assets for fourth quarter 2006. Average interest-bearing deposits were higher by $0.4 billion and noninterest-bearing demand deposits were up $56 million. As a result of the growth in average deposits and the decrease in average earning assets, wholesale funding balances were down $1.7 billion between the fourth quarter periods. On average, wholesale funding represented 28.8% of interest-bearing liabilities for fourth quarter 2006 compared to 36.8% for the same quarter in 2005.

The Federal Reserve raised rates by 25 bp six times across the timeframes, resulting in an average Federal funds rate for fourth quarter 2006 of 5.25%, 128 bp higher than the average of 3.97% for fourth quarter 2005. The continued flattening of the yield curve (i.e., rising short-term interest rates without commensurate increases to longer-term interest rates), together with competitive pricing on both loans and deposits, put downward pressure on the interest rate spread. The net interest margin was 3.64% in the fourth quarter of 2006, up 5 bp compared to fourth quarter 2005, the net result of a 12 bp lower interest rate spread and 17 bp higher contribution from net free funds. The 17 bp improvement in contribution from net free funds was principally a function of higher interest rates on interest-bearing liabilities which increased the value of noninterest-bearing deposits and other net free funds. The 12 bp decrease in interest rate spread was a result of a 95 bp increase in the cost of interest-bearing liabilities (to 3.93% in fourth quarter 2006) offset in large part by an 83 bp increase in the yield on earning assets (to 6.95%). The increase in earning asset yield for fourth quarter 2006 was attributable primarily to higher loan yields (up 75 bp) and was aided by a favorable change in mix, as loans (which yielded 7.33% in fourth quarter 2006 compared to a yield of 5.27% on securities and short-term investments) represented a larger percentage of earning assets than during the year-earlier period. The rate on interest-bearing liabilities increased 95 bp to 3.93% in fourth quarter 2006, with the cost of funds repricing upward in the rising rate environment. Interest-bearing deposits were up 103 bp, impacted by aggressive pricing to retain balances and a shift in customer preference to higher priced deposit products. Wholesale funding costs were 115 bp higher than the comparable quarter of 2005, with short-term borrowings up 123 bp (mirroring the year-over-year increase in average Federal funds rates) and long-term funding up 103 bp. A change in mix also favorably tempered the year-over-year rate on interest-bearing liabilities, as wholesale funds (costing 5.02% in fourth quarter 2006 compared to the 3.49% cost of interest-bearing deposits) represented a smaller percentage of interest-bearing liabilities than during fourth quarter 2005.

The provision for loan losses was $7 million for fourth quarter 2006 compared to $4 million for fourth quarter 2005, mirroring the change in charge off activity. Net charge offs were $7 million, representing 0.18% of average loans for fourth quarter 2006, versus $4 million, or 0.10% of average loans, for fourth quarter 2005. See sections, “Loans,” “Allowance for Loan Losses,” and “Nonperforming Loans, Potential Problem Loans, and Other Real Estate Owned” for additional discussion.

Noninterest income in fourth quarter 2006 of $75 million compared to $81 million in fourth quarter 2005, driven principally by year-over-year decreases in net mortgage banking income and net gains on the sales of assets and investment securities. Excluding these categories, the remaining noninterest income sources increased $8.2 million or 12.6% on a comparable quarter basis.

Net mortgage banking income was down $10 million between fourth quarter periods, comprised of a $9 million decrease in mortgage banking income and a $1 million increase in mortgage servicing rights expense. Fourth quarter 2006 included a $2.1 million unfavorable market valuation adjustment on the transfer of $0.3 billion of residential mortgage loans transferred to loans held for sale; in fourth quarter 2005, approximately $1.5 billion of the mortgage portfolio serviced for others was sold for a gain of $5.3 million. While secondary mortgage production was essentially level between comparable periods ($374 million for fourth quarter 2006 versus $356 million for fourth quarter 2006), less favorable pricing resulted in $1 million lower gains on sales. In addition, servicing fees were down $1 million, a result of the reduction in the size of the portfolio serviced for others given the bulk servicing sale in fourth quarter 2005. Mortgage servicing rights expense was $1.4 million higher, due largely to the fourth quarter 2006 recording a $0.5 million addition to the valuation reserve, while a $1.3 million recovery of valuation reserve was recorded in the same quarter of 2005.

Net asset sales gains were higher by $3 million, with the fourth quarter 2005 including a $2 million net premium on the sale of $17 million in branch deposits and a $1 million gain on the sale of a bank building. Net losses on the sales of investment securities were $0.4 million in fourth quarter 2006, comprised of a $2.0 million other-than-temporary impairment write-down on a preferred stock holding offset by gains of $1.6 million on the sales of equity securities. For fourth quarter 2005, net gains on securities of $1.2 million were predominantly on the sales of equity securities.

BOLI income was $2.1 million higher than the fourth quarter of 2005, a function of additional BOLI balances and pricing increases between the periods, as well as death benefits received in fourth quarter 2006. Retail commission income and trust service fees were up $1.4 million and $0.9 million, respectively. The increase in retail commission income was led by higher insurance commissions, principally credit life and employee benefit insurance, with fixed annuity, variable annuity and brokerage also recording higher fee revenues. The increase in trust service fees was attributable to improvement in the stock market between fourth quarter periods, retirement plan asset growth and new fee schedules on personal trust accounts. Card-based and other nondeposit fees were up $1.2 million, especially commercial loan servicing fees and volume-driven check card inclearing fees, while service charges on deposit accounts were up $1.1 million, notably nonsufficient funds fees, benefiting from a fourth quarter 2006 fee increase.

Noninterest expense for fourth quarter 2006 was $124.4 million, $1.1 million or 0.9% lower than fourth quarter 2005, reflecting lower personnel costs and controls over other operating expenses. Personnel expense, the largest noninterest expense category, was lower by $0.3 million. Fringe benefit expenses were down $4.5 million, due principally to reductions in profit sharing and pension, while salaries were up $4.2 million, a function of $1.7 million higher severance expense, higher commission and incentive compensation, and year-over-year merit increases. Together, the remaining noninterest expense categories were $0.8 million or 1.5% lower between fourth quarter periods, led by decreases in loan expenses and business development and advertising. The efficiency ratio (as defined under the section, “Overview”) was 50.26% for fourth quarter 2006 compared to 48.38% for fourth quarter 2005.

Income tax expense was down $5 million between the fourth quarters. The effective tax rate of 31.7% for fourth quarter 2006 was up slightly from 31.2% for fourth quarter 2005.

TABLE 23: Selected Quarterly Financial Data

The following is selected financial data summarizing the results of operations for each quarter in the years ended December 31, 2006 and 2005:

	2006 Quarter Ended
	December 31	September 30	June 30	March 31

	(In Thousands, except per share data)

Interest income	$322,966	$324,573	$321,297	$310,543
Interest expense	156,902	156,356	152,898	143,674

Net interest income	166,064	168,217	168,399	166,869
Provision for loan losses	7,068	3,837	3,686	4,465
Investment securities gains (losses), net	(436)	1,164	1,538	2,456
Income before income taxes	109,133	113,679	117,261	109,706
Net income	74,501	76,888	83,549	81,707

Basic earnings per share	$0.58	$0.58	$0.63	$0.60
Diluted earnings per share	$0.57	$0.58	$0.63	$0.60
Basic weighted average shares outstanding	129,202	131,520	132,259	135,114
Diluted weighted average shares outstanding	130,366	132,591	133,441	136,404

	2005 Quarter Ended
	December 31	September 30	June 30	March 31

	(In Thousands, except per share data)

Interest income	$304,543	$273,391	$264,943	$251,148
Interest expense	128,948	109,313	98,269	85,240

Net interest income	175,595	164,078	166,674	165,908
Provision for loan losses	3,676	3,345	3,671	2,327
Investment securities gains, net	1,179	1,446	1,491	—
Income before income taxes	127,424	120,350	108,373	113,712
Net income	$87,641	$81,035	$74,015	$77,470

Basic earnings per share	$0.65	$0.63	$0.57	$0.60
Diluted earnings per share	0.64	0.63	0.57	0.59
Basic weighted average shares outstanding	135,684	127,875	128,990	129,781
Diluted weighted average shares outstanding	137,005	129,346	130,463	131,358

2005 Compared to 2004

The Corporation’s acquisition activity impacts financial results between 2005 and 2004, as 2005 includes full year operating results of the First Federal and Jabas acquisitions and three months of State Financial, while 2004 includes two months of First Federal, nine months of Jabas and no State Financial activity. See also section “Business Combinations” and Note 2, “Business Combinations,” of the notes to consolidated financial statements. Additionally, in October 2005, the Corporation began a year-long initiative to use cash flows from maturing or sold investment securities to substantially reduce wholesale funding and repurchase common stock when opportunistic, toward improving the net interest margin, the balance sheet position, and the quality of earnings. During fourth quarter 2005, deposits grew more than loans by approximately $230 million and investment securities were reduced by approximately $430 million (excluding the State Financial acquisition), allowing the Corporation to reduce wholesale funding by $620 million (excluding State Financial) and to repurchase approximately 1 million shares of its common stock.

For the year ended December 31, 2005, the Corporation recorded net income of $320.2 million, an increase of $61.9 million or 24.0% over the $258.3 million earned in 2004. Basic earnings per share for 2005 were $2.45, a 7.5% increase over 2004 basic earnings per share of $2.28. Earnings per diluted share were $2.43, an 8.0% increase over 2004 diluted earnings per share of $2.25. Return on average assets was 1.53% for 2005 compared to 1.58% for 2004. Return on average equity was 15.24% and 17.22% for 2005 and 2004, respectively. Cash dividends of $1.06 per share paid in 2005 increased by 8.5% over 2004. Key factors behind these results are discussed below.

Taxable equivalent net interest income was $697.8 million for 2005, $119.6 million or 20.7% higher than 2004. Taxable equivalent interest income increased $326.9 million, while interest expense increased by $207.3 million. As shown in Table 3, the $119.6 million increase in taxable equivalent net interest income was mostly attributable to favorable volume variances which added $136.5 million to taxable equivalent net interest income (the net of $224.3 million added from improved volumes and mix of average earning assets, predominantly loans, and $87.8 million deducted due to growth and composition changes of interest-bearing liabilities); rate changes reduced taxable equivalent net interest income by $16.9 million (the net of $119.5 million higher interest expense from rate changes on average interest-bearing liabilities, mitigated by $102.6 million higher interest income from rate changes on earning assets). Average earning assets increased $4.0 billion or 26.2% to $19.2 billion for 2005, mostly in average loans which were up $3.2 billion or 28.4% (with approximately 80% of the loan increase associated with acquisitions). Average interest-bearing liabilities increased $3.5 billion to $16.4 billion for 2005, and net free funds (predominantly noninterest-bearing deposits) were up $0.4 million, both supporting the growth in earning assets and both principally attributable to acquisitions.

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

Net interest income and net interest margin were both impacted by a prolonged flattening of the yield curve beginning mid-year 2004 through year-end 2005, as well as by competitive pricing pressures on loans and deposits.

Total loans were $15.2 billion at December 31, 2005, up $1.3 billion (9.5%) over December 31, 2004, attributable largely to the $1.0 billion of loans acquired with State Financial. Excluding State Financial, total loans grew $337 million (2.4%), with commercial loans up $267 million (3.2%), home equity up $85 million (4.6%), residential mortgages up $51 million (1.9%) and installment loans down $66 million. Total deposits were $13.6 billion at December 31, 2005, $0.8 billion (6.2%) higher than year-end 2004, with $1.0 billion of deposits acquired with State Financial. Excluding State Financial, total deposits were down $263 million or 2.1% versus December 31, 2004. Challenges to deposit growth included competitive pricing and investment alternatives outside of bank deposits (such as mutual or money market funds and other brokerage products). Additionally, deposit retention related to acquisitions is most at risk typically in the first year following acquisition (with First Federal acquired October 2004 and State Financial acquired October 2005).

Asset quality during 2004 was aided by general economic improvements and the resolution of many problem credits and 2005 benefited from a continued strong focus on credit management. Nonperforming loans were $99 million, representing 0.65% of total loans at year-end 2005, compared to $115 million or 0.83% of total loans at year-end 2004. The decline in nonperforming loans was primarily attributable to the payment or resolution of specific larger commercial credits. Net charge offs were $12.7 million, a decrease of $4.6 million from 2004, due principally to lower net charge offs in the commercial loan portfolio. Net charge offs were 0.09% of average loans in 2005 compared to 0.15% in 2004. Given asset quality improvements, the provision for loan losses decreased to $13.0 million in 2005 from $14.7 million in 2004. The ratio of allowance for loan losses to loans was 1.34% and 1.37% at December 31, 2005 and 2004, respectively. See also sections “Provision for Loan Losses,” “Allowance for Loan Losses,” and “Nonperforming Loans, Potential Problem Loans, and Other Real Estate Owned.”

As shown in Table 6, noninterest income was $291.1 million for 2005, $80.8 million (38.4%) higher than 2004, benefiting from the acquisition of State Financial in the fourth quarter of 2005 and by a full year of operating results from the 2004 acquisitions of First Federal and Jabas. Service charges on deposit accounts were up $30.6 million (54.5%), aided by higher volumes associated with the larger deposit account base, and to a lesser extent due to standardizing fees charged in 2005. Net mortgage banking was up $16.1 million (79.0%), including a $5.3 million gain from the fourth quarter 2005 bulk sale of servicing, and a $6.1 million higher recovery in the valuation allowance associated with the mortgage servicing rights asset. Card-related and other nondeposit fees were up $11.3 million (43.0%), primarily due to increased activity from the larger debit card base which increased card-related inclearing and other fees by $9.4 million over 2004. Trust servicing fees were up $3.2 million (10.1%), primarily the result of new business, account retention, and increases in the stock market (mostly in the second half of 2005). Retail commission income was up $9.4 million (20.0%), with insurance revenues (including fixed annuities) up $7.8 million due to new business growth and a full year contribution from the Jabas acquisition, and brokerage commissions (including variable annuities) up $1.6 million reflecting renewed customer interest in improving stock markets.

The remaining noninterest income categories from Table 6 (BOLI income, other income, asset sale gains and investment securities gains) totaled $38.8 million, up $10.2 million over 2004. BOLI income was down $3.2 million from 2004, affected by the downward repricing of a large traunche of BOLI in mid-year 2004 and approximately $1.6 million of BOLI death claim gains recognized in 2004. Net asset sale and investment securities gains combined were up $6.2 million, with 2004 incurring a $2.2 million other-than-temporary impairment charge on FHLMC preferred stock holdings, and 2005 otherwise recognizing higher net gains on sales of equity securities, branch properties, other real estate owned and other assets, and higher net premium on the sale of branch deposits between the years. Other income was up $7.1 million, with 2005 including a $5.6 million net loss on derivatives (as described in section, “Critical Accounting Policies”), more than offset by a $4.5 million non-recurring gain from the dissolution of stock in a regional ATM network and higher ATM-based fees, check charge income, safe deposit box rent and other ancillary banking or miscellaneous incomes due to the full year inclusion of First Federal (and to a lesser degree the State Financial acquisition).

As shown in Table 7, noninterest expense was $480.5 million, up $102.6 million (27.2%) over 2004, reflecting the larger operating base attributable to the 2005 and 2004 acquisitions, and costs to convert and integrate both First

Federal and State Financial onto the Corporation’s centralized operating systems during 2005. Personnel expense accounted for almost half of the increase (up $50.4 million or 22.4%), as the Corporation paid on average 19% more full time equivalent employees during 2005 than during 2004, and realized merit increases and higher health benefit costs between the years. Notably, the number of full time equivalent employees at December 31, 2005, was 5,146, slightly lower than 5,158 at year-end 2004, primarily attributable to the elimination of positions as the acquisitions were integrated throughout 2005. All remaining noninterest expense categories on a combined basis increased $52.2 million or 34.0% over 2004, predominantly attributable to the acquisitions (or the timing of the acquisitions) as costs increased across multiple categories, yet primarily commensurate with supporting the larger branch and office network and greater account volumes, converting the acquired banks onto the Corporation’s operating platform in 2005, and hiring, training and relocating employees. While expenses were up in absolute terms, the efficiency ratio (as defined under the section “Overview”) remained relatively level at 48.99% for 2005 and 48.04% for 2004.

Income tax expense of $149.7 million was up $37.6 million from 2004, due to both an increase in income before tax and a higher effective tax rate. The effective tax rate in 2005 was 31.9% compared to 30.3% in 2004, as the acquisitions each added to income before tax and had higher effective tax rates than the Corporation prior to the acquisitions.

Subsequent Events

On January 16, 2007, the Corporation announced the appointment of Lisa B. Binder to the new role of president and chief operating officer. In addition, Paul S. Beideman, Associated President and Chief Executive Officer (“CEO”) since 2003, will remain as CEO and assume the additional responsibility as chairman of the Corporation’s Board of Directors, succeeding Robert C. Gallagher.

On January 17, 2007, the Corporation announced the signing of a definitive agreement to acquire First National Bank of Hudson (“First National Bank”). First National Bank is a $0.4 billion community bank headquartered in Woodbury, Minnesota, with eight banking locations in the Greater Twin Cities area.

On January 24, 2007, the Board of Directors declared a $0.29 per share dividend payable on February 15, 2007, to shareholders of record as of February 6, 2007. This cash dividend has not been reflected in the accompanying consolidated financial statements. In addition, the Board of Directors authorized the repurchase of 6.4 million shares of the Corporation’s outstanding common stock.

On February 6, 2007, the Corporation repurchased (and cancelled) 2 million shares of its outstanding common stock from an investment banker under an accelerated share repurchase program for $34.12 per share or a total cost of approximately $68 million. The repurchased shares will be subject to a future purchase price settlement adjustment.

Future Accounting Pronouncements

Note 1, “Summary of Significant Accounting Policies,” of the notes to consolidated financial statements discusses new accounting policies adopted by the Corporation during 2006. The expected impact of accounting policies recently issued or proposed but not yet required to be adopted are discussed below. To the extent the adoption of new accounting standards materially affects the Corporation’s financial condition, results of operations, or liquidity, the impacts are discussed in the applicable sections of this financial review and the notes to consolidated financial statements.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement permits companies to choose, at specified election dates, to measure several financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The decision about whether to elect the fair value option is generally applied on an instrument by instrument basis, is applied only to an entire instrument, and is irrevocable. Once companies elect the fair value option for an item, SFAS 159 requires them to report unrealized gains and losses on it in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons (a) between companies that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of a company that selects different measurement attributes for similar assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Corporation will adopt SFAS 159 when required in 2008 and is in the process of assessing the impact on its results of operations, financial position, and liquidity.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). According to SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability by establishing a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value measurements must then be disclosed separately by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Corporation will adopt SFAS 157 when required in 2008 and is in the process of assessing the impact on its results of operations, financial position, and liquidity.

In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (“EITF 06-4”). EITF 06-4 requires companies with split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods to recognize a liability for future benefits based on the substantive agreement with the employee. Recognition should be in accordance with FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” or APB Opinion No. 12, “Omnibus Opinion — 1967,” depending on whether a substantive plan is deemed to exist. Companies are permitted to recognize the effects of applying the consensus through either (1) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets as of the beginning of the year of adoption or (2) a change in accounting principle through retrospective application to all prior periods. EITF 06-4 will be effective for fiscal years beginning after December 15, 2007, with early adoption permitted. The Corporation will adopt EITF 06-4 when required in 2008 and is in the process of assessing the impact on its results of operations, financial position, and liquidity.

In September 2006, the FASB ratified the consensus reached by the EITF in Issue No. 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance,” (“EITF 06-5”). EITF 06-5 concluded that companies purchasing a life insurance policy should record the amount that could be realized, considering any additional amounts beyond cash surrender value included in the contractual terms of the policy. The amount that could be realized should be based on assumed surrender at the individual policy or certificate level, unless all policies or certificates are required to be surrendered as a group. When it is probable that contractual restrictions would limit the amount that could be realized, such contractual limitations should be considered and any amounts recoverable at the insurance company’s discretion should be excluded from the amount that could be realized. Companies are permitted to recognize the effects of applying the consensus through either (1) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets as of the beginning of the year of adoption or (2) a change in accounting principle through retrospective application to all prior periods. EITF 06-5 will be effective for fiscal years beginning after December 15, 2006. The Corporation will adopt EITF 06-5 when required in 2007 and has determined that the adoption did not have a material impact on its results of operations, financial position, and liquidity.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires the impact of a tax position to be recognized in the financial statements if that position is more-likely-than-not of being sustained upon examination, based on the technical merits of the position. A tax position meeting the more-likely-than-not threshold is then to be measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Corporation will adopt

FIN 48 when required in 2007 and has determined that the adoption did not have a material impact on its results of operations, financial position, and liquidity.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140,” (“SFAS 156”). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. All separately recognized servicing assets and servicing liabilities are to be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose either the amortization method or the fair value measurement method for subsequently measuring each class of separately recognized servicing assets or servicing liabilities. Under the amortization method, servicing assets or servicing liabilities are amortized in proportion to and over the period of estimated net servicing income or loss and servicing assets or servicing liabilities are assessed for impairment based on fair value at each reporting date. The fair value measurement method measures servicing assets and servicing liabilities at fair value at each reporting date with the changes in fair value recognized in earnings in the period in which the changes occur. SFAS 156 is effective for fiscal years beginning after September 15, 2006, and earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements for any period of that fiscal year. The Corporation will adopt SFAS 156 when required in 2007 and has determined that the adoption did not have a material impact on its results of operations, financial position, and liquidity.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140,” (“SFAS 155”), effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. Additionally, SFAS 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 also amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Corporation will adopt SFAS 155 when required in 2007 and has determined that the adoptions did not have a material impact on its results of operations, financial position, and liquidity.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item is set forth in Item 7 under the captions “Quantitative and Qualitative Disclosures about Market Risk” and “Interest Rate Risk.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ASSOCIATED BANC-CORP
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In Thousands,
	except share and per
	share data)

ASSETS
Cash and due from banks	$458,344	$460,230
Interest-bearing deposits in other financial institutions	10,505	14,254
Federal funds sold and securities purchased under agreements to resell	13,187	17,811
Investment securities available for sale, at fair value	3,436,621	4,711,605
Loans held for sale	370,758	57,710
Loans	14,881,526	15,206,464
Allowance for loan losses	(203,481)	(203,404)

Loans, net	14,678,045	15,003,060
Premises and equipment, net	196,007	206,153
Goodwill	871,629	877,680
Other intangible assets, net	109,234	120,358
Other assets	717,054	631,221

Total assets	$20,861,384	$22,100,082

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$2,756,222	$2,504,926
Interest-bearing deposits, excluding Brokered certificates of deposit	10,922,274	10,538,856
Brokered certificates of deposit	637,575	529,307

Total deposits	14,316,071	13,573,089
Short-term borrowings	2,042,685	2,666,307
Long-term funding	2,071,142	3,348,476
Accrued expenses and other liabilities	185,993	187,232

Total liabilities	18,615,891	19,775,104

Stockholders’ equity
Preferred stock (Par value $1.00 per share, authorized 750,000 shares, no shares issued)	—	—
Common stock (Par value $0.01 per share, authorized 250,000,000 shares, issued 130,426,588, and 135,697,755 shares at December 31, 2006 and 2005, respectively)	1,304	1,357
Surplus	1,120,934	1,301,004
Retained earnings	1,189,658	1,029,247
Accumulated other comprehensive loss	(16,453)	(3,938)
Deferred compensation	—	(2,081)
Treasury stock, at cost (1,552,086 shares in 2006 and 23,500 shares in 2005)	(49,950)	(611)

Total stockholders’ equity	2,245,493	2,324,978

Total liabilities and stockholders’ equity	$20,861,384	$22,100,082

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2006	2005	2004
	(In Thousands, except per share data)

INTEREST INCOME
Interest and fees on loans	$1,106,903	$889,374	$594,702
Interest and dividends on investment securities and deposits with other financial institutions:
Taxable	131,952	164,404	131,020
Tax-exempt	39,434	39,310	40,804
Interest on federal funds sold and securities purchased under agreements to resell	1,090	937	596

Total interest income	1,279,379	1,094,025	767,122

INTEREST EXPENSE
Interest on deposits	363,953	213,052	118,236
Interest on short-term borrowings	129,791	89,356	38,940
Interest on long-term funding	116,086	119,362	57,319

Total interest expense	609,830	421,770	214,495

NET INTEREST INCOME	669,549	672,255	552,627
Provision for loan losses	19,056	13,019	14,668

Net interest income after provision for loan losses	650,493	659,236	537,959

NONINTEREST INCOME
Trust service fees	37,484	35,017	31,791
Service charges on deposit accounts	91,593	86,783	56,153
Mortgage banking, net	14,801	36,395	20,331
Card-based and other nondeposit fees	42,661	37,439	26,181
Retail commissions	61,256	56,604	47,171
Bank owned life insurance income	16,155	9,942	13,101
Asset sale gains, net	304	3,945	1,181
Investment securities gains, net	4,722	4,116	637
Other	26,525	20,845	13,701

Total noninterest income	295,501	291,086	210,247

NONINTEREST EXPENSE
Personnel expense	283,431	274,941	224,548
Occupancy	43,825	38,961	29,572
Equipment	17,466	16,792	12,754
Data processing	31,451	29,534	24,729
Business development and advertising	16,857	17,661	14,975
Stationery and supplies	7,082	6,956	5,436
Intangible amortization expense	8,903	8,607	4,350
Other	87,200	87,011	61,505

Total noninterest expense	496,215	480,463	377,869

Income before income taxes	449,779	469,859	370,337
Income tax expense	133,134	149,698	112,051

Net income	$316,645	$320,161	$258,286

Earnings per share:
Basic	$2.40	$2.45	$2.28
Diluted	$2.38	$2.43	$2.25
Average shares outstanding:
Basic	132,006	130,554	113,532
Diluted	133,132	131,931	115,025

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
					Other
	Common Stock			Retained	Comprehensive	Deferred	Treasury
	Shares	Amount	Surplus	Earnings	Income (Loss)	Compensation	Stock	Total
	(In Thousands, except per share data)

Balance, December 31, 2003	73,442	$734	$575,975	$724,356	$52,089	$(1,981)	$(2,746)	$1,348,427
Comprehensive income:
Net income	—	—	—	258,286	—	—	—	258,286
Other comprehensive loss	—	—	—	—	(10,884)	—	—	(10,884)

Comprehensive income								247,402

Cash dividends, $0.9767 per share	—	—	—	(112,565)	—	—	—	(112,565)
Common stock issued:
Business combinations	19,447	194	537,803	—	—	—	—	537,997
3-for-2 stock split effected in the form of a stock dividend	36,819	369	(369)	—	—	—	—	—
Stock-based compensation plans	334	3	7,699	(11,230)	—	—	27,385	23,857
Purchase of common stock	—	—	—	—	—	—	(33,655)	(33,655)
Deferred compensation expense	—	—	141	—	—	(141)	—	—
Tax benefit of stock options	—	—	5,956	—	—	—	—	5,956

Balance, December 31, 2004	130,042	$1,300	$1,127,205	$858,847	$41,205	$(2,122)	$(9,016)	$2,017,419

Comprehensive income:
Net income	—	—	—	320,161	—	—	—	320,161
Other comprehensive loss	—	—	—	—	(45,143)	—	—	(45,143)

Comprehensive income								275,018

Cash dividends, $1.06 per share	—	—	—	(138,966)	—	—	—	(138,966)
Common stock issued:
Business combinations	8,427	84	264,360	—	—	—	—	264,444
Stock-based compensation plans	202	2	3,710	(10,795)	—	—	25,785	18,702
Purchase of common stock	(2,974)	(29)	(96,329)	—	—	—	(18,454)	(114,812)
Restricted stock awards granted, net of amortization	—	—	(1,115)	—	—	41	1,074	—
Tax benefit of stock options	—	—	3,173	—	—	—	—	3,173

Balance, December 31, 2005	135,697	$1,357	$1,301,004	$1,029,247	$(3,938)	$(2,081)	$(611)	$2,324,978

Comprehensive income:
Net income	—	—	—	316,645	—	—	—	316,645
Other comprehensive loss	—	—	—	—	(12,515)	—	—	(12,515)

Comprehensive income								304,130

Cash dividends, $1.14 per share	—	—	—	(151,235)	—	—	—	(151,235)
Common stock issued:
Stock-based compensation plans	790	8	15,268	(4,945)	—	—	19,538	29,869
Purchase of common stock	(6,061)	(61)	(201,913)	—	—	—	(68,316)	(270,290)
Stock-based compensation, net	—	—	2,345	(54)	—	2,081	(561)	3,811
Tax benefit of stock options	—	—	4,230	—	—	—	—	4,230

Balance, December 31, 2006	130,426	$1,304	$1,120,934	$1,189,658	$(16,453)	$—	$(49,950)	$2,245,493

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005	2004
	($ in Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$316,645	$320,161	$258,286
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	19,056	13,019	14,668
Depreciation and amortization	24,165	23,015	16,387
Recovery of valuation allowance on mortgage servicing rights, net	(2,313)	(7,320)	(1,193)
Amortization of mortgage servicing rights	20,400	23,134	17,932
Amortization of intangible assets	8,903	8,607	4,350
Premiums and discounts on earning assets, funding, derivatives, and other, net	11,902	27,880	26,114
Federal Home Loan Bank stock dividend	—	(8,751)	(6,450)
Deferred income taxes	19,636	(684)	(23,100)
Tax benefit from exercise of stock options	4,230	3,173	5,956
Excess tax benefit from stock-based compensation	(3,248)	—	—
Gain on sales of investment securities, net	(4,722)	(4,116)	(637)
Gain on sales of assets, net	(304)	(3,945)	(1,181)
Gain on sales of loans held for sale and mortgage servicing rights, net	(8,513)	(23,164)	(15,054)
Mortgage loans originated and acquired for sale	(1,369,425)	(1,577,705)	(1,620,680)
Proceeds from sales of mortgage loans held for sale	1,349,068	1,588,741	1,681,410
Increase in interest receivable	(6,415)	(18,930)	(21,689)
Increase (decrease) in interest payable	(2,825)	20,447	6,294
Net change in other assets and other liabilities	(58,414)	(63,916)	16,906

Net cash provided by operating activities	317,826	319,646	358,319

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(8,515)	(364,532)	(882,063)
Purchases of:
Securities available for sale	(1,020,279)	(1,000,366)	(1,327,686)
Premises and equipment, net of disposals	(14,494)	(7,662)	(14,965)
Bank owned life insurance	(50,000)	—	—
Proceeds from:
Sales of securities available for sale	754,091	101,366	132,639
Calls and maturities of securities available for sale	1,537,107	1,252,483	783,032
Sales of other real estate owned and other assets	14,332	22,317	11,480
Net cash received in acquisition of subsidiaries	—	25,153	29,274

Net cash provided by (used in) investing activities	1,212,242	28,759	(1,268,289)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	742,982	(245,460)	313,011
Net cash paid in sales of branch deposits	—	(15,907)	(19,540)
Net increase (decrease) in short-term borrowings	(623,622)	(452,211)	526,460
Repayment of long-term funding	(1,775,378)	(915,765)	(1,229,469)
Proceeds from issuance of long-term funding	500,000	1,550,237	1,500,079
Cash dividends	(151,235)	(138,966)	(112,565)
Proceeds from exercise of stock options	29,869	18,702	23,857
Purchase of common stock	(266,191)	(114,812)	(33,655)
Excess tax benefit from stock-based compensation	3,248	—	—

Net cash provided by (used in) financing activities	(1,540,327)	(314,182)	968,178

Net increase (decrease) in cash and cash equivalents	(10,259)	34,223	58,208
Cash and cash equivalents at beginning of year	492,295	458,072	399,864

Cash and cash equivalents at end of year	$482,036	$492,295	$458,072

Supplemental disclosures of cash flow information:
Cash paid for interest	$612,131	$401,323	$208,201
Cash paid for income taxes	122,427	152,734	89,397
Loans and bank premises transferred to other real estate	17,095	14,680	10,283
Transfers of loans to held for sale	299,967	—	—
Capitalized mortgage servicing rights	15,866	18,496	18,732
Acquisitions:
Fair value of assets acquired, including cash and cash equivalents	$—	$1,650,500	$4,168,800
Value ascribed to intangibles	—	215,600	481,300
Liabilities assumed	—	1,370,000	3,522,900

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005, and 2004

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accounting and reporting policies of the Corporation conform to U.S. generally accepted accounting principles and to general practice within the financial services industry. The following is a description of the more significant of those policies.

Business

Associated Banc-Corp (individually referred to herein as the “Parent Company” and together with all of its subsidiaries and affiliates, collectively referred to herein as the “Corporation”) is a bank holding company headquartered in Wisconsin. The Corporation provides a full range of banking and related financial services to individual and corporate customers through its network of bank and nonbank subsidiaries. The Corporation is subject to competition from other financial and non-financial institutions that offer similar or competing products and services. The Corporation is regulated by federal and state agencies and is subject to periodic examinations by those agencies.

Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of the Parent Company and its majority-owned subsidiaries. Investments in unconsolidated entities (none of which are considered to be variable interest entities in which the Corporation is the primary beneficiary) are accounted for using the equity method of accounting when the Corporation has determined that the equity method is appropriate. Investments not meeting the criteria for equity method accounting are accounted for using the cost method of accounting. Investments in unconsolidated entities are included in other assets, and the Corporation’s share of income or loss is recorded in other noninterest income.

All significant intercompany balances and transactions have been eliminated in consolidation. Results of operations of companies purchased are included from the date of acquisition.

Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform with the current period’s presentation. Additionally, the consolidated statement of cash flows for 2005 and 2004 was modified from prior years’ presentation to conform with the current year presentation, which shows the capitalization of mortgage servicing rights as a non-cash activity and the actual cash inflows related to loan sales in the operating section and further discloses the capitalized mortgage servicing rights under supplemental disclosures of cash flows information. Management determined the effect on the statement of cash flows of this change in presentation was not material to prior periods presented.

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

Investment Securities Available for Sale

At the time of purchase, investment securities are classified as available for sale, as management has the intent and ability to hold such securities for an indefinite period of time, but not necessarily to maturity. Any decision to sell investment securities available for sale would be based on various factors, including but not limited to asset/liability management strategies, changes in interest rates or prepayment risks, liquidity needs, or regulatory capital considerations. Investment securities available for sale are carried at fair value, with unrealized gains and losses, net of related deferred income taxes, included in stockholders’ equity as a separate component of other comprehensive income. Premiums and discounts are amortized or accreted into interest income over the estimated life

(earlier of call date, maturity, or estimated life) of the related security, using a prospective method that approximates level yield. Declines in the fair value of investment securities available for sale that are deemed to be other-than-temporary are charged to earnings as a realized loss, and a new cost basis for the securities is established. In evaluating other-than-temporary impairment, management considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Realized securities gains or losses on securities sales (using specific identification method) and declines in value judged to be other-than-temporary are included in investment securities gains (losses), net, in the consolidated statements of income.

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

Loans Held for Sale

Loans held for sale, which consist generally of current production of certain fixed-rate, first-lien residential mortgage loans, are carried at the lower of cost or estimated market value as determined on an aggregate basis. The amount by which cost exceeds estimated market value is accounted for as a market valuation adjustment to the carrying value of the loans. Changes, if any, in the market valuation adjustment are included in mortgage banking, net, in the consolidated statements of income. The carrying value of loans held for sale includes a market valuation adjustment of $2.5 million (which includes a $2.1 million unfavorable market valuation adjustment on the transfer of $0.3 billion of residential mortgage loans to loans held for sale) and $243,000 at December 31, 2006 and 2005, respectively. Holding costs are treated as period costs.

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

The allocation methodology applied by the Corporation, designed to assess the adequacy of the allowance for loan losses, includes an allocation methodology, as well as management’s ongoing review and grading of the loan portfolio into criticized loan categories (defined as specific loans warranting either specific allocation, or a criticized status of watch, special mention, substandard, doubtful, or loss). The allocation methodology focuses on evaluation of facts and issues related to specific loans, changes in the size and character of the loan portfolio, changes in levels of impaired and other nonperforming loans, historical losses and delinquencies on each portfolio category, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the portfolio.

Management, considering current information and events regarding the borrowers’ ability to repay their obligations, considers a loan to be impaired when it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the note agreement, including principal and interest. Management has determined that commercial-oriented loan relationships that have nonaccrual status or have had their terms restructured meet this definition. The amount of impairment is measured based upon the loan’s observable market price, the estimated fair value of the collateral for collateral dependent loans, or alternatively, the present value of the expected future cash flows discounted at the loan’s effective interest rate. Large groups of homogeneous loans, such as residential mortgage, home equity and installment loans, are collectively evaluated for impairment. Interest income on impaired loans is recorded when cash is received and only if principal is considered to be collectible.

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

Other Real Estate Owned

Other real estate owned is included in other assets in the consolidated balance sheets and is comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure, and loans classified as in-substance foreclosure. Other real estate owned is recorded at the lower of the recorded investment in the loan at the time of acquisition or the fair value of the underlying property collateral, less estimated selling costs. Any write-down in the carrying value of a property at the time of acquisition is charged to the allowance for loan losses. Any subsequent write-downs to reflect current fair market value, as well as gains and losses on disposition and revenues and expenses incurred in maintaining such properties, are treated as period costs. Other real estate owned also includes bank premises formerly but no longer used for banking. Banking premises are transferred at the lower of carrying value or estimated fair value, less estimated selling costs. Other real estate owned totaled $14.4 million and $11.3 million at December 31, 2006 and 2005, respectively.

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

Mortgage Servicing Rights: The Corporation sells residential mortgage loans in the secondary market and typically retains the right to service the loans sold. Upon sale, a mortgage servicing rights asset is capitalized, which represents the then current fair value of future net cash flows expected to be realized for performing servicing activities. Mortgage servicing rights, when purchased, are initially recorded at cost. Mortgage servicing rights are carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value, and are included in other intangible assets, net in the consolidated balance sheets. Mortgage servicing rights are amortized in proportion to and over the period of estimated servicing income.

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

Derivative Financial Instruments and Hedging Activities

The Corporation accounts for its derivative instruments in accordance with SFAS 133. SFAS 133 requires derivative instruments, including derivative instruments embedded in other contracts, to be carried at fair value on the balance sheet with changes in the fair value recorded to earnings or accumulated other comprehensive income, as appropriate. On the date the derivative contract is entered into, the Corporation designates the derivative as a fair value hedge (i.e., a hedge of the fair value of a recognized asset or liability), a cash flow hedge (i.e., a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability), or a free-standing derivative instrument. For a derivative designated as a fair value hedge, the changes in the fair value of the derivative instrument and the changes in the fair value of the hedged asset or liability are recognized in current period earnings as an increase or decrease to the carrying value of the hedged item on the balance sheet and in the related income statement account. For fair value hedges in which the ineffectiveness is assumed to be zero, i.e. short cut hedges, the Corporation reviews the hedges on a quarterly basis to ensure the terms of the hedged item and hedging instrument remain unchanged. For a derivative designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative instrument are recorded in other comprehensive income and the ineffective portions of changes in the fair value of a derivative instrument are recognized in current period earnings as an adjustment to the related income statement account. Amounts within accumulated other comprehensive income are reclassified into earnings in the period the hedged item affects earnings. If a derivative is designated as a free-standing derivative instrument, changes in fair value are reported in current period earnings.

To qualify for and maintain hedge accounting, the Corporation must meet formal documentation and effectiveness evaluation requirements both at the hedge’s inception and on an ongoing basis. The application of the hedge accounting policy requires strict adherence to documentation and effectiveness testing requirements, judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings, and measurement of changes in the fair value of hedged items. If it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Corporation discontinues hedge accounting prospectively. When hedge accounting is discontinued on a fair value hedge because it is determined that the derivative no longer qualifies as an effective hedge, the Corporation continues to carry the derivative on the balance sheet at its fair value and no longer adjusts the hedged asset or liability for changes in fair value. The adjustment to the carrying amount of the hedged asset or liability is amortized over the remaining life of the hedged item, beginning no later than when hedge accounting ceases. When hedge accounting is discontinued on a cash flow hedge because it is determined that the derivative no longer qualifies as an effective hedge, the Corporation records the changes in the fair value of the derivative in earnings rather than through accumulated other comprehensive income and when the cash flows associated with the hedged item are realized, the gain or loss is reclassified out of other comprehensive income and included in the same income statement account of the item being hedged.

The Corporation measures the effectiveness of its hedges, where applicable, at inception and each quarter on an on-going basis. For a fair value hedge, the cumulative change in the fair value of the hedge instrument attributable to the risk being hedged versus the cumulative fair value change of the hedged item attributable to the risk being hedged is considered to be the “ineffective” portion, which is recorded as an increase or decrease in the related income statement classification of the item being hedged (i.e., net interest income). For a cash flow hedge, the ineffective portions of changes in the fair value are recognized immediately in the related income statement account.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised December 2004), “Share-Based Payment,” (“SFAS 123R”). SFAS 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”). SFAS 123R is effective for all stock-based awards granted in the first fiscal year beginning on or after June 15, 2005. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and expensed over the applicable vesting period. Pro forma disclosure only of the income statement effects of share-based payments is no longer an alternative under SFAS 123R. In addition, companies must recognize compensation expense related to any stock-based awards that are not fully vested as of the effective date. The Corporation adopted SFAS 123R effective January 1, 2006, using the modified prospective method. During 2006, as a result of the adoption of SFAS 123R, the Corporation recognized $0.9 million of compensation expense for unvested stock options and the $2.1 million unamortized deferred compensation relating to unvested restricted stock shares was no longer carried within stockholders’ equity. See Note 11 for additional information on stock-based compensation.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents are considered to include cash and due from banks, interest-bearing deposits in other financial institutions, and federal funds sold and securities purchased under agreements to resell.

Per Share Computations

Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options and, having a lesser impact, unvested restricted stock and unsettled share repurchases. Also see Notes 10 and 19.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” (“SFAS 158”). SFAS 158 requires an employer to report on its balance sheet the amount by which the defined-benefit-postretirement obligation is over or under-funded and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The amount will be measured as the difference between the fair value of plan assets and the projected benefit obligation (“PBO”). If the fair value of plan assets is larger than the PBO, a net asset would be reported on the balance sheet, whereas a liability would be reported if the PBO is larger than the fair value of plan assets. Unrecognized actuarial gains or losses, prior service costs, and transition obligations will be recognized as a component of accumulated other comprehensive income, net of tax. SFAS 158 also requires an employer to measure its plan assets and benefit obligations as of its balance sheet date. The Corporation already has a December 31 actuarial measurement date. The requirement to recognize the funded status of a benefit plan on the balance sheet and the disclosure requirements of SFAS 158 are effective as of the end of the fiscal year ending after December 15, 2006. The Corporation adopted the provisions of SFAS 158 for year-end 2006. See Note 12 for additional disclosures.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 provides guidance regarding the process of quantifying financial statement misstatements. In order to address the current diversity in practice, SAB 108 requires that registrants should quantify errors using both a balance sheet approach (the “iron curtain” method) and an income statement approach (the “rollover” method). The iron curtain method quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origination. The rollover method quantifies a misstatement based on the amount of the error originating in the current year income statement, while ignoring the carryover effects of prior year misstatements. SAB 108 requires companies to quantify an error under both the rollover and iron curtain approaches and by evaluating the materiality of the error measured under each approach. If deemed material under either method, companies are required to adjust their financial statements. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The Corporation adopted SAB 108 in the fourth quarter of 2006 with no impact on its results of operations, financial position, and liquidity.

NOTE 2	BUSINESS COMBINATIONS:

When valuing acquisitions, the Corporation considers a range of valuation methodologies, including comparable publicly-traded companies, comparable precedent transactions, and discounted cash flow. For each of the acquisitions noted below, the resulting purchase price exceeded the value of the net assets acquired. To record the transaction, the Corporation assigns estimated fair values to the assets acquired, including identifying and measuring acquired intangible assets, and to liabilities assumed (using sources of information such as observable market prices or discounted cash flows). To identify intangible assets that should be measured, the Corporation determines if the asset arose from contractual or other legal rights or if the asset is capable of being separated from the acquired entity. When valuing identified intangible assets, the Corporation generally relies on valuation reports by independent third parties. In each acquisition, the excess cost of the acquisition over the fair value of the net assets acquired is allocated to goodwill.

Pending Business Combination: On January 17, 2007, the Corporation announced the signing of a definitive agreement to acquire First National Bank of Hudson (“First National Bank”). First National Bank is a $0.4 billion community bank headquartered in Woodbury, Minnesota, with eight banking locations in the Greater Twin Cities area.

Completed Business Combinations:

State Financial Services Corporation (“State Financial”): On October 3, 2005, the Corporation consummated its acquisition of 100% of the outstanding shares of State Financial. Based on the terms of the agreement, State

Financial shareholders received 1.2 shares of the Corporation’s common stock for each share of State Financial common stock held and cash for all outstanding options. Therefore, the consummation of the transaction included the issuance of approximately 8.4 million shares of common stock and $11 million in cash. As of the date of acquisition, State Financial was a $2 billion financial services company based in Milwaukee, Wisconsin, with 29 banking branches in southeastern Wisconsin and northeastern Illinois, providing commercial and retail banking products. As a result of the acquisition, the Corporation expected to expand its branch distribution network, improve its operational efficiencies, and increase revenue streams. During the fourth quarter of 2005, the Corporation integrated and converted State Financial onto its centralized operating systems and merged State Financial into its banking subsidiary, Associated Bank, National Association.

To record the transaction, the Corporation assigned estimated fair values to the assets acquired and liabilities assumed. The excess cost of the acquisition over the estimated fair value of the net assets acquired was allocated to identifiable intangible assets with the remainder then allocated to goodwill. Goodwill of approximately $199 million, a core deposit intangible of approximately $15 million (with a ten-year estimated life), and other intangibles of $2 million (noncompete contracts) recognized at acquisition were assigned to the banking segment. The Corporation relied on valuation reports by independent third parties in valuing the core deposit intangible and the noncompete contracts. During the third quarter of 2006, goodwill was reduced by $4 million attributable to finalizing the dissolution of an employee stock ownership plan acquired with State Financial. See Note 5 for additional information.

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

To record the transaction, the Corporation assigned estimated fair values to the assets acquired and liabilities assumed. The excess cost of the acquisition over the estimated fair value of the net assets acquired was allocated to identifiable intangible assets with the remainder then allocated to goodwill. Goodwill of approximately

$447 million, a core deposit intangible of approximately $17 million (with a ten-year estimated life), and other intangibles of $4 million (noncompete contracts) recognized at acquisition were assigned to the banking segment. The Corporation relied on valuation reports by an independent third party in valuing the core deposit intangible and the noncompete contracts. During 2006 goodwill was reduced by $2.0 million for adjustments to tax liabilities and goodwill was reduced by $1.5 million during 2005 for adjustments to the initially estimated fair values of the net assets acquired, as additional evidence became available. See Note 5 for additional information.

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

Jabas Group, Inc. (“Jabas”): On April 1, 2004, the Corporation (through its subsidiary, Associated Financial Group, LLC) consummated its cash acquisition of 100% of the outstanding shares of Jabas. Jabas is an insurance agency specializing in employee benefit products headquartered in Kimberly, Wisconsin and was acquired to enhance the growth of the Corporation’s existing insurance business. Jabas operates as part of Associated Financial Group, LLC. The acquisition was individually immaterial to the consolidated financial results. Goodwill of approximately $8 million and other intangibles of approximately $6 million recognized in the transaction at acquisition were assigned to the wealth management segment. The Corporation relied on valuation reports by an independent third party in valuing the other intangibles which were comprised of customer relationships and noncompete contracts. From the point of acquisition, goodwill could increase by an additional $8 million in the future as contingent payments may be made to the former Jabas shareholders through December 31, 2007, if Jabas exceeds certain performance targets. Goodwill was increased during fourth quarter 2005 by approximately $0.5 million and during fourth quarter 2004 by approximately $0.7 million for contingent consideration paid per the agreement.

NOTE 3	INVESTMENT SECURITIES:

The amortized cost and fair values of securities available for sale at December 31, 2006 and 2005, were as follows:

	2006
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	($ in Thousands)

U.S. Treasury securities	$28,258	$12	$(9)	$28,261
Federal agency securities	79,148	30	(472)	78,706
Obligations of state and political subdivisions	910,290	18,008	(1,787)	926,511
Mortgage-related securities	2,137,556	991	(31,087)	2,107,460
Other securities (debt and equity)	283,185	12,656	(158)	295,683

Total securities available for sale	$3,438,437	$31,697	$(33,513)	$3,436,621

	2005
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	($ in Thousands)

U.S. Treasury securities	$54,839	$—	$(262)	$54,577
Federal agency securities	212,225	113	(3,435)	208,903
Obligations of state and political subdivisions	956,444	24,514	(3,230)	977,728
Mortgage-related securities	3,047,134	1,481	(53,103)	2,995,512
Other securities (debt and equity)	446,847	28,383	(345)	474,885

Total securities available for sale	$4,717,489	$54,491	$(60,375)	$4,711,605

The amortized cost and fair values of investment securities available for sale at December 31, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2006
	Amortized	Fair
	Cost	Value

	($ in Thousands)

Due in one year or less	$144,316	$144,603
Due after one year through five years	487,495	496,093
Due after five years through ten years	304,720	308,606
Due after ten years	161,806	165,022

Total debt securities	1,098,337	1,114,324
Mortgage-related securities	2,137,556	2,107,460
Equity securities	202,544	214,837

Total securities available for sale	$3,438,437	$3,436,621

Federal Reserve stock ($57.0 million and $56.9 million at year end 2006 and 2005, respectively) and Federal Home Loan Bank (“FHLB”) stock ($128.6 million and $204.5 million at year end 2006 and 2005, respectively) are included in equity securities. The Corporation is required to maintain these equity securities as a member of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other tradable equity securities, their fair value is equal to amortized cost, and no other-than-temporary impairments have been recorded during 2006, 2005, or 2004.

In March 2006, $0.7 billion of investment securities were sold as part of the Corporation’s initiative to reduce wholesale borrowings. Investment securities sales included losses of $15.8 million, offset by gains of $18.3 million on equity security sales, resulting in a net $2.5 million gain for first quarter 2006. While during the remainder of 2006 there were gains realized on equity securities sold and a $2.0 million other-than-temporary impairment write-down (discussed below), there were no other losses on sales of investment securities during 2006. The Corporation does not have a historical pattern of restructuring its balance sheet through large investment reductions. Balance sheet and net interest margin challenges in the first quarter of 2006 led to the targeted sale decision in support of its wholesale funding reduction initiative, and did not change the Corporation’s intent on the remaining investment portfolio. In 2005 and 2004, investment securities sales consisted primarily of sales of certain investment securities held by State Financial and First Federal to better align the acquired investment portfolios with Corporate objectives. In addition, 2005 and 2004 included sales of equity securities and other-than-temporary write-downs.

Total proceeds and gross realized gains and losses from sales of investment securities available for sale (with other-than-temporary write-downs on securities included in gross losses) for each of the three years ended December 31 were:

	2006	2005	2004

	($ in Thousands)

Gross gains	$22,569	$4,515	$3,459
Gross losses	(17,847)	(399)	(2,822)

Investment securities gains, net	4,722	4,116	637
Proceeds from sales of investment securities available for sale	754,091	101,366	132,639

Pledged securities with a carrying value of approximately $1.9 billion and $2.7 billion at December 31, 2006, and December 31, 2005, respectively, were pledged to secure certain deposits, FHLB advances, or for other purposes as required or permitted by law.

The following represents gross unrealized losses and the related fair value of investment securities available for sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at December 31, 2006.

	Less than 12 months		12 months or more		Total

	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value

	($ in Thousands)

December 31, 2006:
U.S. Treasury securities	$(3)	$2,458	$(6)	$993	$(9)	$3,451
Federal agency securities	(20)	24,906	(452)	33,428	(472)	58,334
Obligations of state and political subdivisions	(103)	18,444	(1,684)	165,306	(1,787)	183,750
Mortgage-related securities	(275)	94,806	(30,812)	1,804,884	(31,087)	1,899,690
Other securities (debt and equity)	(13)	355	(145)	7,682	(158)	8,037

Total	$(414)	$140,969	$(33,099)	$2,012,293	$(33,513)	$2,153,262

Management does not believe any individual unrealized loss at December 31, 2006 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-related securities relate primarily to mortgage-backed securities issued by government agencies such as the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation (“FHLMC”). These unrealized losses are primarily attributable to changes in interest rates and not credit deterioration. The Corporation currently has both the intent and ability to hold the securities contained in the previous table for a time necessary to recover the amortized cost.

At December 31, 2006, the Corporation owned certain preferred stock securities that were determined to have an other-than-temporary impairment that resulted in write-downs to earnings on the related securities. One preferred stock security holding was determined to have an other-than-temporary impairment that resulted in a write-down on the security of $2.0 million during 2006 (effectively reducing the carrying value of this preferred stock holding to zero). The Corporation also owns three FHLMC preferred stock securities determined to have an other-than-temporary impairment that resulted in a write-down on these securities of $2.2 million during 2004 (there were no additional other-than-temporary write-downs on these securities in 2005 or 2006). At December 31, 2006, these FHLMC preferred stock securities were in an unrealized gain position with an amortized cost of $8.4 million and a fair value of $9.3 million.

For comparative purposes, the following represents gross unrealized losses and the related fair value of investment securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005, respectively.

	Less than 12 months		12 months or more		Total

	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value

	($ in Thousands)

December 31, 2005:
U.S. Treasury securities	$(16)	$22,830	$(246)	$31,747	$(262)	$54,577
Federal agency securities	(2,356)	139,240	(1,079)	40,960	(3,435)	180,200
Obligations of state and political subdivisions	(2,890)	263,308	(340)	17,076	(3,230)	280,384
Mortgage-related securities	(20,544)	1,475,275	(32,559)	1,450,647	(53,103)	2,925,922
Other securities (debt and equity)	(337)	15,050	(8)	292	(345)	15,342

Total	$(26,143)	$1,915,703	$(34,232)	$1,540,722	$(60,375)	$3,456,425

NOTE 4	LOANS:

Loans at December 31 are summarized below.

	2006	2005
	($ in Thousands)

Commercial, financial, and agricultural	$3,677,573	$3,417,343
Real estate construction	2,047,124	1,783,267
Commercial real estate	3,789,480	4,064,327
Lease financing	81,814	61,315

Commercial	9,595,991	9,326,252
Home equity(1)	2,164,758	2,025,055
Installment	915,747	1,003,938

Retail	3,080,505	3,028,993
Residential mortgage	2,205,030	2,851,219

Total loans	$14,881,526	$15,206,464

(1)	Home equity includes home equity lines and residential mortgage junior liens.

A summary of the changes in the allowance for loan losses for the years indicated is as follows:

	2006	2005	2004
	($ in Thousands)

Balance at beginning of year	$203,404	$189,762	$177,622
Balance related to acquisitions	—	13,283	14,750
Provision for loan losses	19,056	13,019	14,668
Charge offs	(30,507)	(27,743)	(22,202)
Recoveries	11,528	15,083	4,924

Net charge offs	(18,979)	(12,660)	(17,278)

Balance at end of year	$203,481	$203,404	$189,762

The following table presents nonperforming loans at December 31:

	December 31,
	2006	2005
	($ in Thousands)

Nonaccrual loans	$136,734	$95,313
Accruing loans past due 90 days or more	5,725	3,270
Restructured loans	26	32

Total nonperforming loans	$142,485	$98,615

Management has determined that commercial-oriented loan relationships that have nonaccrual status or have had their terms restructured are impaired loans. The following table presents data on impaired loans at December 31:

	2006	2005
	($ in Thousands)

Impaired loans for which an allowance has been provided	$70,349	$38,764
Impaired loans for which no allowance has been provided	44,483	31,449

Total loans determined to be impaired	$114,832	$70,213

Allowance for loan losses related to impaired loans	$29,416	$22,637

	2006	2005	2004
	($ in Thousands)

For the years ended December 31:
Average recorded investment in impaired loans	$95,299	$79,527	$70,439

Cash basis interest income recognized from impaired loans	$5,692	$2,534	$2,500

The Corporation has granted loans to their directors, executive officers, or their related interests. These loans were made on substantially the same terms, including rates and collateral, as those prevailing at the time for comparable transactions with other unrelated customers, and do not involve more than a normal risk of collection. These loans to related parties are summarized as follows:

2006
($ in Thousands)

Balance at beginning of year	$45,592
New loans	53,813
Repayments	(41,488)
Changes due to status of executive officers and directors	(428)

Balance at end of year	$57,489

The Corporation serves the credit needs of its customers by offering a wide variety of loan programs to customers, primarily in Wisconsin, Illinois, and Minnesota. The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2006, no significant concentrations existed in the Corporation’s loan portfolio in excess of 10% of total loans.

NOTE 5	GOODWILL AND INTANGIBLE ASSETS:

Goodwill: Goodwill is not amortized, but is subject to impairment tests on at least an annual basis. The Corporation conducts its impairment testing annually in May and no impairment loss was necessary in 2006, 2005, or 2004. At December 31, 2006, goodwill of $850 million is assigned to the banking segment and goodwill of $22 million is assigned to the wealth management segment. The $6 million reduction to goodwill during 2006 resulted from a $4 million adjustment attributable to finalizing the dissolution of an employee stock ownership plan acquired with State Financial in October 2005 and a $2 million adjustment to tax liabilities related to the Corporation’s acquisition of First Federal in October 2004. The change in the carrying amount of goodwill was as follows.

Goodwill	2006	2005	2004
	($ in Thousands)

Balance at beginning of year	$877,680	$679,993	$224,388
Goodwill acquired, net of adjustments	(6,051)	197,687	455,605

Balance at end of year	$871,629	$877,680	$679,993

Other Intangible Assets: The Corporation has other intangible assets that are amortized, consisting of core deposit intangibles, other intangibles (primarily related to customer relationships acquired in connection with the Corporation’s insurance agency acquisitions), and mortgage servicing rights. The core deposit intangibles and mortgage servicing rights are assigned to the Corporation’s banking segment, while other intangibles of $14 million are assigned to the wealth management segment and $1 million are assigned to the banking segment as of December 31, 2006.

For core deposit intangibles and other intangibles, changes in the gross carrying amount, accumulated amortization, and net book value were as follows.

	2006	2005	2004
	($ in Thousands)

Core deposit intangibles:(1)
Gross carrying amount	$43,363	$43,363	$33,468
Accumulated amortization	(15,698)	(10,508)	(11,335)

Net book value	$27,665	$32,855	$22,133

Additions during the year	$—	$15,161	$16,685
Amortization during the year	5,190	4,438	2,035
Other intangibles:
Gross carrying amount	$26,348	$26,348	$24,578
Accumulated amortization	(11,399)	(7,686)	(3,517)

Net book value	$14,949	$18,662	$21,061

Additions during the year	$—	$1,770	$9,827
Amortization during the year	3,713	4,169	2,315

(1)	Core deposit intangibles of $5.3 million were fully amortized during 2004 and have been removed from both the gross carrying amount and the accumulated amortization for 2005.

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

Mortgage servicing rights	2006	2005	2004
	($ in Thousands)

Mortgage servicing rights at beginning of year	$76,236	$91,783	$65,062
Additions(1)	15,866	18,496	50,508
Sale of servicing(4)	—	(10,087)	—
Amortization	(20,400)	(23,134)	(17,932)
Other-than-temporary impairment	(8)	(822)	(5,855)

Mortgage servicing rights at end of year	$71,694	$76,236	$91,783

Valuation allowance at beginning of year	(7,395)	(15,537)	(22,585)
(Additions)/Reversals, net	2,313	7,320	1,193
Other-than-temporary impairment	8	822	5,855

Valuation allowance at end of year	(5,074)	(7,395)	(15,537)

Mortgage servicing rights, net	$66,620	$68,841	$76,246

Portfolio of residential mortgage loans serviced for others(2)(4)	$8,330,000	$8,028,000	$9,543,000
Mortgage servicing rights, net to Portfolio of residential mortgage loans serviced for others	0.80%	0.86%	0.80%
Mortgage servicing rights expense(3)	$18,087	$15,814	$16,739

(1)	Included in the December 31, 2004, additions to mortgage servicing rights was $31.8 million from First Federal at acquisition.
(2)	Included in the December 31, 2004, portfolio of residential mortgage loans serviced for others was $3.5 billion from First Federal at acquisition.
(3)	Includes the amortization of mortgage servicing rights and additions/reversals to the valuation allowance of mortgage servicing rights, and is a component of mortgage banking, net in the consolidated statements of income.
(4)	The Corporation sold approximately $1.5 billion of its mortgage portfolio serviced for others with a carrying value of $10.1 million in the fourth quarter of 2005 at a $5.3 million gain, which is included in mortgage banking, net in the consolidated statements of income.

The following table shows the estimated future amortization expense for amortizing intangible assets. The projections of amortization expense for the next five years are based on existing asset balances, the current interest rate environment, and prepayment speeds as of December 31, 2006. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

Estimated amortization expense	Core Deposit Intangibles	Other Intangibles	Mortgage Servicing Rights
	($ in Thousands)

Year ending December 31,
2007	$4,500	$1,900	$18,300
2008	3,900	1,200	15,100
2009	3,600	1,100	11,700
2010	3,200	1,100	9,100
2011	3,200	1,000	6,700

NOTE 6	PREMISES AND EQUIPMENT:

A summary of premises and equipment at December 31 was as follows:

		2006			2005
	Estimated		Accumulated	Net Book	Net Book
	Useful Lives	Cost	Depreciation	Value	Value
	($ in Thousands)

Land	—	$45,835	$—	$45,835	$47,598
Land improvements	3 – 20 years	4,173	2,732	1,441	1,592
Buildings	5 – 40 years	194,453	89,635	104,818	108,632
Computers	3 – 5 years	38,549	29,712	8,837	10,703
Furniture, fixtures and other equipment	3 – 20 years	115,514	90,340	25,174	26,252
Leasehold improvements	5 – 30 years	25,380	15,478	9,902	11,376

Total premises and equipment		$423,904	$227,897	$196,007	$206,153

Depreciation and amortization of premises and equipment totaled $21.6 million in 2006, $20.9 million in 2005, and $15.3 million in 2004.

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

($ in Thousands)

2007	$12,580
2008	11,727
2009	10,056
2010	8,463
2011	6,600
Thereafter	23,638

Total	$73,064

Total rental expense under leases, net of sublease income, totaled $15.3 million in 2006, $13.5 million in 2005, and $10.0 million in 2004.

NOTE 7	DEPOSITS:

The distribution of deposits at December 31 was as follows:

	2006	2005
	($ in Thousands)

Noninterest-bearing demand deposits	$2,756,222	$2,504,926
Savings deposits	890,380	1,079,851
Interest-bearing demand deposits	1,875,879	2,549,782
Money market deposits	3,822,928	2,629,933
Brokered certificates of deposit	637,575	529,307
Other time deposits	4,333,087	4,279,290

Total deposits	$14,316,071	$13,573,089

Time deposits of $100,000 or more were $1.8 billion at both December 31, 2006 and 2005, respectively. Aggregate annual maturities of all time deposits at December 31, 2006, are as follows:

Maturities During Year Ending
December 31,	($ in Thousands)

2007	$3,806,557
2008	819,550
2009	144,072
2010	57,214
2011	29,436
Thereafter	113,833

Total	$4,970,662

NOTE 8	SHORT-TERM BORROWINGS:

Short-term borrowings at December 31 was as follows:

	2006	2005
	($ in Thousands)

Federal funds purchased and securities sold under agreements to repurchase	$1,313,786	$2,507,087
FHLB advances	300,000	—
Treasury, tax, and loan notes	313,899	27,754
Commercial paper	115,000	25,000
Other borrowed funds	—	106,466

Total short-term borrowings	$2,042,685	$2,666,307

Included in short-term borrowings are FHLB advances with original maturities of less than one year. The short-term bank notes are variable rate and have original maturities of less than one year. The treasury, tax, and loan notes are demand notes representing secured borrowings from the U.S. Treasury, collateralized by qualifying securities and loans.

The Parent Company had $100 million of established lines of credit with various nonaffiliated banks, which were not drawn on at December 31, 2006 or 2005. Borrowings under these lines accrue interest at short-term market rates. Under the terms of the credit agreement, a variety of advances and interest periods may be selected by the Parent Company. During 2000, a $200 million commercial paper program was initiated, of which, $115 million was outstanding at December 31, 2006, while $25 million was outstanding at December 31, 2005.

NOTE 9	LONG-TERM FUNDING:

Long-term funding (funding with original contractual maturities greater than one year) at December 31 was as follows:

	2006	2005
	($ in Thousands)

FHLB advances	$923,264	$1,290,722
Bank notes	625,000	925,000
Repurchase agreements	105,000	709,550
Subordinated debt, net	199,311	199,161
Junior subordinated debentures, net	216,399	217,534
Other borrowed funds	2,168	6,509

Total long-term funding	$2,071,142	$3,348,476

FHLB advances: Long-term advances from the FHLB had maturities through 2020 and had weighted-average interest rates of 4.04% at December 31, 2006 and 3.49% at December 31, 2005. These advances had a combination of fixed and variable contractual rates, of which 22% and 23% were variable at December 31, 2006 and 2005, respectively.

Bank notes: The long-term bank notes had maturities through 2008 and had weighted-average interest rates of 5.18% at December 31, 2006 and 4.31% at December 31, 2005. These notes had a combination of fixed and variable contractual rates, of which 84% and 89% were variable at December 31, 2006 and 2005, respectively.

Repurchase agreements: The long-term repurchase agreements had maturities through 2009 and had weighted-average interest rates of 4.81% at December 31, 2006 and 3.55% at December 31, 2005. These repurchase agreements were 100% variable rate for all periods presented.

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

During 2002, the Corporation entered into an interest rate swap to hedge the interest rate risk on the ASBC Debentures. The fair value of the derivative was a $1.0 million loss at December 31, 2006, and a $0.2 million loss at December 31, 2005.

During the fourth quarter of 2005, as part of the State Financial acquisition, the Corporation acquired 100% of the common stock of SFSC Capital Trust II (the “SFSC Trust II”) and SFSC Capital Trust I (the “SFSC Trust I”). The SFSC Trust II and I each issued and sold $15 million of variable rate preferred securities (the “SFSC Preferred Securities”) and used the proceeds from the offerings and from the common stock to purchase a like amount of variable rate Junior Subordinated Debentures (the “SFSC Debentures”). The SFSC Preferred Securities accrue and pay dividends semi-annually at a variable dividend rate adjusted quarterly based on the 90-day LIBOR plus 2.80% and 3.45%, which was 8.18% and 8.82%, at December 31, 2006, for SFSC Trust II and I, respectively. The SFSC Preferred Securities are mandatorily redeemable upon the maturity of the SFSC Debentures on April 23, 2034 and November 7, 2032, respectively, or upon earlier redemption. The Corporation has the right to redeem the SFSC Debentures, at par, on January 23, 2009 and November 7, 2007, respectively, and quarterly thereafter.

The table below summarizes the maturities of the Corporation’s long-term funding at December 31, 2006:

Year	($ in Thousands)

2007	$700,950
2008	529,109
2009	407,500
2010	10,000
2011	5,000
Thereafter	418,583

Total long-term funding	$2,071,142

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

At December 31, 2006, subsidiary net assets equaled $2.4 billion, of which approximately $50 million could be paid to the Parent Company in the form of cash dividends without prior regulatory approval, subject to the capital needs of each subsidiary.

Stock Repurchases: The Board of Directors has authorized management to repurchase shares of the Corporation’s common stock each quarter in the market (authorized at 2.0 million shares per quarter as of December 31, 2006), to be made available for issuance in connection with the Corporation’s employee incentive plans and for other corporate purposes. Under this authorization, the Corporation repurchased (and recorded to treasury stock) 6,480 shares for $219,000 during 2006 at an average cost of $33.82 per share and 521,500 shares for $17.0 million during 2005 at an average cost of $32.58 per share.

Additionally, under actions in October 2000, July 2003, and March 2006, the Board of Directors authorized the repurchase of the Corporation’s outstanding shares, not to exceed approximately 17.6 million shares on a combined basis. During the full year 2005, the Corporation repurchased (and cancelled) approximately 3.0 million shares of its outstanding common stock for $96.4 million or an average cost of $32.40 per share under accelerated share repurchase agreements. During the first quarter of 2006, the Corporation settled the 2005 accelerated share repurchase agreements. In addition, the Corporation repurchased 8.0 million shares during 2006 (6.0 million cancelled shares and 2.0 million recorded to treasury stock) for a combined cost of $263 million or an average cost of $32.83 under accelerated share repurchase agreements. The Corporation settled two of the 2006 accelerated share repurchase agreements in shares during 2006, and the remaining 2006 accelerated share repurchase agreement is anticipated to settle in shares in first quarter 2007. At December 31, 2006, approximately 1.4 million shares remain authorized to repurchase under the March 2006 authorization, as the 2000 and 2003 authorizations have been fully utilized. The accelerated share repurchases enable the Corporation to repurchase the shares immediately, while the investment banker purchases the shares in the market over time. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities.

Other Comprehensive Income: A summary of activity in accumulated other comprehensive income follows.

	2006	2005	2004
	($ in Thousands)

Net income	$316,645	$320,161	$258,286
Other comprehensive income (loss):
Reclassification adjustment for net losses and interest expense for interest differential on derivative instruments realized in net income	—	14,636	6,853
Income tax benefit	—	(5,874)	(3,695)
Net gains (losses) on investment securities available for sale:
Net unrealized gains (losses)	8,790	(79,997)	(20,189)
Reclassification adjustment for net gains realized in net income	(4,722)	(4,116)	(637)
Income tax expense (benefit)	(1,519)	30,208	6,784
Pension and postretirement benefit adjustment	(25,107)	—	—
Income tax expense	10,043	—	—

Total other comprehensive loss	(12,515)	(45,143)	(10,884)

Comprehensive income	$304,130	$275,018	$247,402

NOTE 11	STOCK-BASED COMPENSATION:

At December 31, 2006, the Corporation had three stock-based compensation plans (discussed below). All stock awards granted under these plans have an exercise price that is established at the closing price of the Corporation’s stock on the date the awards were granted. The stock incentive plans of acquired companies were terminated as to future option grants at each respective merger date. Option holders under such plans received the Corporation’s common stock, options to buy the Corporation’s common stock, or cash, based on the conversion terms of the various merger agreements.

The Corporation may issue common stock with restrictions to certain key employees. The shares are restricted as to transfer, but are not restricted as to dividend payment or voting rights. The transfer restrictions lapse over three or five years, depending upon whether the awards are service-based or performance-based, are contingent upon continued employment, and for performance-based awards are based on earnings per share performance goals.

Prior to January 1, 2006, the Corporation accounted for stock-based compensation cost under the intrinsic value method of APB 25 and related Interpretations, as allowed by SFAS 123. Under APB 25, compensation expense for employee stock options was generally not recognized if the exercise price of the option equaled or exceeded the fair market value of the stock on the date of grant, as such options would have no intrinsic value at the date of grant. Therefore, no stock-based compensation cost was recognized in the consolidated statements of income for 2005 and 2004, except with respect to restricted stock awards.

Effective January 1, 2006, the Corporation adopted the fair value recognition provisions of SFAS 123R using the modified prospective method. Under this method, compensation cost recognized during 2006 includes compensation cost for all share-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.

As a result of adopting SFAS 123R on January 1, 2006, the Corporation’s income before income taxes and net income for 2006 would have been $0.9 million and $0.6 million higher, respectively, than if the Corporation had not adopted SFAS 123R. Basic and diluted earnings per share for 2006 would have been unchanged if the Corporation had not adopted SFAS 123R.

Stock-Based Compensation Plans: In 1987 (as amended subsequently, and most recently in 2005), the Board of Directors, with subsequent approval of the Corporation’s shareholders, approved the Amended and Restated Long-

Term Incentive Stock Plan (“Stock Plan”). Options are generally exercisable up to 10 years from the date of grant and vest ratably over three years. As of December 31, 2006, approximately 2.5 million shares remain available for grants.

The Board of Directors approved the implementation of a broad-based stock option grant effective July 28, 1999. The only stock option grant under this was in 1999, which provided all qualifying employees with an opportunity and an incentive to buy shares of the Corporation and align their financial interest with the growth in value of the Corporation’s shares. These options have 10-year terms and fully vested after two years. As of December 31, 2006, approximately 2.8 million shares remain available for grants.

In January 2003 (and as amended in 2005), the Board of Directors, with subsequent approval of the Corporation’s shareholders, approved the adoption of the 2003 Long-Term Incentive Plan (“2003 Plan”), which provides for the granting of options or other stock incentive awards (e.g., restricted stock awards) to key employees. Options are generally exercisable up to 10 years from the date of grant and vest ratably over three years. As of December 31, 2006, approximately 3.2 million shares remain available for grants.

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

Accounting for Stock-Based Compensation: The fair value of stock options granted is estimated on the date of grant using a Black-Scholes option pricing model, while the fair value of restricted stock shares is their fair market value on the date of grant. The fair values of stock grants are amortized as compensation expense on a straight-line basis over the vesting period of the grants. Compensation expense recognized is included in personnel expense in the consolidated statements of income.

Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock option represents the period of time that stock options are expected to be outstanding and is estimated using historical data of stock option exercises and forfeitures. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the historical volatility of the Corporation’s stock. The following assumptions were used in estimating the fair value for options granted in the 2006, 2005 and 2004.

	2006	2005	2004

Dividend yield	3.23%	3.22%	3.01%
Risk-free interest rate	4.44%	4.11%	3.40%
Expected volatility	23.98%	24.48%	26.12%
Weighted average expected life	6 yrs	6 yrs	6 yrs
Weighted average per share fair value of options	$6.97	$6.99	$6.26

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

A summary of the Corporation’s stock option activity for 2006, 2005, and 2004, is presented below.

			Weighted
			Average	Aggregate
		Weighted Average	Remaining	Intrinsic
Stock Options	Shares	Exercise Price	Contractual Term	Value (000s)

Outstanding at December 31, 2003	6,375,979	$19.19
Granted	1,258,250	29.06
Options from acquisitions	264,247	16.10
Exercised	(1,394,279)	17.25
Forfeited	(145,077)	22.94

Outstanding at December 31, 2004	6,359,120	$21.35	6.18	$75,540

Options exercisable at December 31, 2004	4,209,543	$18.87	4.98	$60,448

Outstanding at December 31, 2004	6,359,120	$21.35
Granted	2,711,000	32.89
Exercised	(971,049)	18.67
Forfeited	(239,385)	30.21

Outstanding at December 31, 2005	7,859,686	$25.40	6.72	$56,204

Options exercisable at December 31, 2005	6,855,795	$25.12	6.58	$50,932

Outstanding at December 31, 2005	7,859,686	$25.40
Granted	77,000	32.28
Exercised	(1,316,932)	22.58
Forfeited	(153,272)	31.43

Outstanding at December 31, 2006	6,466,482	$25.91	5.95	$57,985

Options exercisable at December 31, 2006	6,081,776	$25.67	5.85	$56,005

The following table summarizes information about the Corporation’s stock options outstanding at December 31, 2006:

		Weighted			Weighted
	Options	Average	Remaining	Options	Average
	Outstanding	Exercise Price	Life (Years)	Exercisable	Exercise Price

Range of Exercise Prices:
$8.77 — $9.95	33,412	$9.60	1.73	33,412	$9.60
$11.85 — $14.96	50,817	13.61	3.68	50,817	13.61
$15.48 — $19.98	1,242,028	17.81	3.08	1,242,028	17.81
$20.01 — $23.29	1,949,888	22.06	4.34	1,949,888	22.06
$27.11 — $29.08	899,475	29.08	7.08	593,419	29.08
$30.40 — $34.27	2,290,862	32.85	8.55	2,212,212	32.87

TOTAL	6,466,482	$25.91	5.95	6,081,776	$25.67

For the years ended December 31, 2006, 2005, and 2004, the intrinsic value of stock options exercised was $14.6 million, $13.5 million, and $18.9 million, respectively. (Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option.) During 2006 $29.7 million was received for the exercise of stock options.

The following table summarizes information about the Corporation’s nonvested stock option activity for 2006.

		Weighted Average
Stock Options	Shares	Grant Date Fair Value

Nonvested at December 31, 2005	1,003,891	$6.00
Granted	77,000	6.97
Vested	(668,362)	5.87
Forfeited	(27,823)	6.26

Nonvested at December 31, 2006	384,706	$6.40

The total fair value of stock options that vested was $3.9 million, $24.7 million, and $5.4 million, respectively, for the full year 2006, 2005, and 2004. At December 31, 2006, the Corporation had $0.5 million of unrecognized compensation costs related to stock options that is expected to be recognized over a weighted-average period of 1 month.

The following table summarizes information about the Corporation’s restricted stock shares activity for the 2006.

		Weighted Average
Restricted Stock	Shares	Grant Date Fair Value

Outstanding at December 31, 2005	72,500	$28.70
Granted	92,300	33.50
Vested	(15,000)	23.25
Forfeited	(21,900)	32.78

Outstanding at December 31, 2006	127,900	$33.39

The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period. For performance-based restricted stock shares, the Corporation estimates the degree to which performance conditions will be met to determine the number of shares which will vest and the related compensation expense prior to the vesting date. Compensation expense is adjusted in the period such estimates change. At December 31, 2006, there were 25,500 shares of performance-based restricted stock shares that will vest only if certain earnings per share goals and service conditions are achieved. Failure to achieve the goals and service conditions will result in all or a portion of the shares being forfeited.

During 2006 92,300 shares of restricted stock shares were awarded, of which, 4,900 shares were forfeited during 2006 and the remaining are restricted at December 31, 2006. In addition, the 2006 performance hurdles associated with 17,000 performance-based restricted stock shares were not met, and thus, previously recognized expense related to these shares was reversed and the shares were reclassified back to treasury stock during 2006. During 2005 51,000 restricted stock shares were awarded and 75,000 restricted stock shares were awarded during 2003. During 2005, the performance hurdles associated with 23,500 performance-based restricted stock shares were not met, and thus, previously recognized expense related to these shares was reversed and the shares were reclassified back to treasury stock. Expense for restricted stock awards of approximately $991,000, $665,000, and $764,000 was recorded for the years ended December 31, 2006, 2005, and 2004, respectively. At December 31, 2006, the Corporation had $2.5 million of unrecognized compensation costs related to restricted stock shares that is expected to be recognized over a weighted-average period of 15 months.

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

	For the Years Ended December 31,
	2005	2004
	($ in Thousands, except per share amounts)

Net income, as reported	$320,161	$258,286
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	399	458
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(12,717)	(3,737)

Net income, as adjusted	$307,843	$255,007

Basic earnings per share, as reported	$2.45	$2.28
Basic earnings per share, as adjusted	$2.36	$2.25

Diluted earnings per share, as reported	$2.43	$2.25
Diluted earnings per share, as adjusted	$2.33	$2.21

NOTE 12	RETIREMENT PLANS:

The Corporation has a noncontributory defined benefit retirement plan (the Retirement Account Plan (“RAP”)) covering substantially all full-time employees. The benefits are based primarily on years of service and the employee’s compensation paid. Employees of acquired entities generally participate in the RAP after consummation of the business combinations. The plans of acquired entities are typically merged into the RAP after completion of the mergers, and credit is usually given to employees for years of service at the acquired institution for vesting and eligibility purposes. In connection with the First Federal acquisition, the Corporation assumed the First Federal pension plan (the “First Federal Plan”). The First Federal Plan was frozen on December 31, 2004, and qualified participants in the First Federal Plan became eligible to participate in the RAP as of January 1, 2005. Additional discussion and information on the RAP and the First Federal Plan are collectively referred to below as the “Pension Plan.”

Associated also provides healthcare benefits for eligible retired employees in its Postretirement Plan (the “Postretirement Plan”). Retirees who are at least 55 years of age with 10 years of service are eligible to participate in the plan. Additionally, with the rise in healthcare costs for retirees under the age of 65, the Corporation changed its postretirement benefits to include a subsidy for those employees who are at least age 55 but less than age 65 with at least 15 years of service as of January 1, 2007. This subsidy has been accounted for as a plan amendment and increased the projected benefit obligation by $2.7 million in 2006. The Corporation has no plan assets attributable to the plan, and funds the benefits as claims arise. The Corporation reserves the right to terminate or make changes to the plan at any time.

Effective December 31, 2006, the Corporation adopted the provisions set forth in SFAS 158. For further detail on SFAS 158, see Note 1, section “Recent Accounting Pronouncements.”

Prior to the adoption of SFAS 158 on December 31, 2006, the Corporation recognized a prepaid pension asset or pension obligation, which included the excess or deficit of the fair value of plan assets in relation to the projected benefit obligation, as well as the unrecognized portions of the net actuarial loss or gain, prior service cost, and net transition costs. Using an actuarial measurement date of December 31, 2006, the Pension Plan was over-funded and the Corporation recognized an asset on its balance sheet. Additionally, a deferred tax asset was recognized and the unrecognized portions of the net actuarial loss, prior service cost, and net transition costs were recognized in accumulated other comprehensive loss. The Postretirement Plan, as measured on December 31, 2006, was under-funded and a liability was recognized on the Corporation’s balance sheet, along with a deferred tax asset, and the unrecognized portions of the net actuarial loss, prior service cost, and net transition costs were recognized in accumulated other comprehensive loss. For 2006, the incremental effect of applying SFAS 158 on individual line items in the consolidated balance sheet in relation to the Pension and Postretirement Plans follows below.

	Before Application	Pension Plan	Postretirement Plan	After Application
	of Statement 158	Adjustments	Adjustments	of Statement 158

	($ in Thousands)

Other assets	$729,653	$(13,585)	$986	$717,054
Total assets	$20,873,983	$(13,585)	$986	$20,861,384
Accrued expenses and other liabilities	$183,528	$—	$2,465	$185,993
Total Liabilities	$18,613,426	$—	$2,465	$18,615,891
Accumulated other comprehensive loss	$(1,389)	$(13,585)	$(1,479)	$(16,453)
Total stockholders’ equity	$2,260,557	$(13,585)	$(1,479)	$2,245,493

Results for prior periods have not been restated to reflect the effects of adopting SFAS 158. The funded status and amounts recognized in the 2006 and 2005 consolidated balance sheets, as measured on December 31, 2006 and 2005, respectively, for the Pension and Postretirement Plans were as follows.

	Pension	Postretirement	Pension	Postretirement
	Plan	Plan	Plan	Plan

	2006	2006	2005	2005

	($ in Thousands)

Change in Fair Value of Plan Assets
Fair value of plan assets at beginning of year	$100,066	$—	$89,221	$—
Actual gain on plan assets	10,068	—	4,930	—
Employer contributions	23,000	162	21,277	232
Gross benefits paid	(8,583)	(162)	(15,362)	(232)

Fair value of plan assets at end of year	$124,551	$—	$100,066	$—

Change in Benefit Obligation
Net benefit obligation at beginning of year	$101,485	$2,648	$97,922	$2,880
Service cost	9,546	—	8,962	—
Interest cost	5,335	311	5,343	148
Plan Amendments	—	2,717	—	(191)
Curtailments, Settlements, Special Termination Benefits	61	—	—	—
Actuarial (gain) loss	(419)	233	4,620	43
Gross benefits paid	(8,583)	(162)	(15,362)	(232)

Net benefit obligation at end of year	$107,425	$5,747	$101,485	$2,648

	Pension	Postretirement	Pension	Postretirement
	Plan	Plan	Plan	Plan

	2006	2006	2005	2005

	($ in Thousands)

Funded Status:
Projected Benefit Obligation	$(107,425)	$(5,747)	$(101,485)	$(2,648)
Fair value of plan assets	124,551	—	100,066	—

Funded Status	$17,126	$(5,747)	$(1,419)	$(2,648)

Funded status	$17,126	$(5,747)	$(1,419)	$(2,648)
Unrecognized net actuarial loss	—	—	24,136	85
Unrecognized prior service cost	—	—	442	(176)
Unrecognized net transition asset	—	—	(89)	—

Asset (Liability) Recognized in the Consolidated Balance Sheet	$17,126	$(5,747)	$23,070	$(2,739)

Amounts recognized in accumulated other comprehensive loss, net of tax, as of December 31, 2006 follow:

	Pension Plan	Postretirement Plan

	($ in Thousands)

Net Transition Obligation	$—	$—
Prior Service Cost	237	1,288
Net Actuarial Loss	13,348	191

Amount not yet recognized in net periodic benefit cost, but recognized in accumulated other comprehensive loss	$13,585	$1,479

The components of net periodic benefit cost for the Pension and Postretirement Plans for 2006, 2005, and 2004 was as follows:

	Pension	Postretirement	Pension	Postretirement	Pension	Postretirement
	Plan	Plan	Plan	Plan	Plan	Plan

	2006	2006	2005	2005	2004	2004

Service cost	$9,546	$—	$8,962	$—	$6,889	$—
Interest cost	5,335	311	5,343	148	4,114	27
Expected return on plan assets	(9,551)	—	(8,062)	—	(6,510)	—
Amortization of:
Transition asset	(88)	—	(324)	—	(324)	—
Prior service cost	47	395	73	(15)	74	—
Actuarial loss	1,035	—	881	—	370	—

Total net periodic benefit cost	$6,324	$706	$6,873	$133	$4,613	$27
Settlement charge	102	—	525	—	—	—

Total net pension cost	$6,426	$706	$7,398	$133	$4,613	$27

As of December 31, 2006, the estimated actuarial losses, prior service costs, and transition obligation that will be amortized during 2007 from accumulated other comprehensive loss into net periodic benefit cost for the Pension Plan are $0.9 million, $0.1 million, and $0, respectively. An estimated $0.4 million in prior service costs is expected to be amortized from accumulated other comprehensive loss into net benefit cost during 2007 for the Postretirement Plan.

	Pension	Postretirement	Pension	Postretirement
	Plan	Plan	Plan	Plan

	2006	2006	2005	2005

Weighted average assumptions used to determine benefit obligations:
Discount rate	5.50%	5.50%	5.50%	5.75%
Rate of increase in compensation levels	5.00	NA	5.00	NA
Weighted average assumptions used to
determine net periodic benefit costs:
Discount rate	5.50%	5.50%	5.75%	5.75%
Rate of increase in compensation levels	5.00	NA	5.00	NA
Expected long-term rate of return
on plan assets	8.75	N/A	8.75	N/A

The overall expected long-term rate of return on the Pension Plan assets was 8.75% as of both December 31, 2006 and 2005. The expected long-term rate of return was estimated using market benchmarks for equities and bonds applied to the Pension Plan’s anticipated asset allocations. The expected return on equities was computed utilizing a valuation framework, which projected future returns based on current equity valuations rather than historical returns.

The investment objective for the Pension Plan is to maximize total return with a tolerance for average risk. The plan has a diversified portfolio that will provide liquidity, current income, and growth of income and principal, with anticipated asset allocation ranges of: equity securities 55-65%, debt securities 35-45%, and other cash equivalents 0-5%. The asset allocation for the Pension Plan as of the December 31, 2006 and 2005 measurement dates, respectively, by asset category were as follows.

Asset Category	2006	2005

Equity securities	60%	65%
Debt securities	38	33
Other	2	2

Total	100%	100%

The Corporation’s funding policy is to pay at least the minimum amount required by the funding requirements of federal law and regulations, with consideration given to the maximum funding amounts allowed. The Corporation contributed $23 million to its Pension Plan during 2006. The Corporation regularly reviews the funding of its Pension Plans. At this time, the Corporation expects to make a contribution of up to $10 million in 2007.

The projected benefit payments for the Pension and Postretirement Plans at December 31, 2006, reflecting expected future services, were as follows. The projected benefit payments were calculated using the same assumptions as those used to calculate the benefit obligations listed above.

	Pension Plan	Postretirement Plan
	($ in Thousands)

Estimated future benefit payments:
2007	$7,637	$583
2008	8,263	609
2009	8,341	639
2010	8,619	667
2011	9,322	642
2012-2016	52,629	2,258

The health care trend rate is an assumption as to how much the plan’s medical costs will increase each year in the future. The health care trend rate assumption for pre-65 coverage is 9% for 2006 and 1% lower in each succeeding year to an ultimate rate of 5% for 2010 and future years. The health care trend rate assumption for post-65 coverage is 11% for 2006 and 1% lower in each succeeding year to an ultimate rate of 5% for 2012 and future years.

A one percentage point change in the assumed health care cost trend rate would have the following effect.

	2006		2005

	100 bp Increase	100 bp Decrease	100 bp Increase	100 bp Decrease

	($ in Thousands)

Effect on total of service and interest cost	$20	$(19)	$12	$(11)
Effect on postretirement benefit obligation	$370	$(348)	$209	$(193)

The Corporation also has a Profit Sharing/Retirement Savings Plan (the “plan”). The Corporation’s contribution is determined annually by the Compensation and Benefits Committee of the Board of Directors, based in part on performance-driven formulas provided in the plan. Total expense related to contributions to the plan was $3.4 million, $12.5 million, and $13.8 million in 2006, 2005, and 2004, respectively.

NOTE 13	INCOME TAXES:

The current and deferred amounts of income tax expense (benefit) were as follows:

	Years ended December 31,
	2006	2005	2004

	($ in Thousands)

Current:
Federal	$109,909	$144,053	$127,799
State	3,589	6,329	7,352

Total current	113,498	150,382	135,151
Deferred:
Federal	16,412	(339)	(23,206)
State	3,224	(345)	106

Total deferred	19,636	(684)	(23,100)

Total income tax expense	$133,134	$149,698	$112,051

Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities resulted in deferred taxes. Deferred tax assets and liabilities at December 31 were as follows:

	2006	2005

	($ in Thousands)

Gross deferred tax assets:
Allowance for loan losses	$82,661	$84,051
Accrued liabilities	4,158	8,110
Deferred compensation	18,942	18,704
Securities valuation adjustment	6,180	13,213
Benefit of tax loss carryforwards	23,311	25,924
Other	2,769	6,167

Total gross deferred tax assets	138,021	156,169
Valuation allowance for deferred tax assets	(7,689)	(10,085)

	130,332	146,084
Gross deferred tax liabilities:
FHLB stock dividends	13,947	22,289
Prepaids	18,540	8,695
Intangible amortization	18,020	19,577
Mortgage banking activity	15,838	15,952
Deferred loan fee income	14,674	11,608
State income taxes	9,198	11,617
Leases	5,247	5,420
Other	5,256	1,678

Total gross deferred tax liabilities	100,720	96,836

Net deferred tax assets	29,612	49,248

Tax effect of unrealized loss related to available for sale securities	438	1,972
Tax effect of unrealized loss related to pension and postretirement benefits	10,043	—

	10,481	1,972

Net deferred tax assets including tax effected items	$40,093	$51,220

For financial reporting purposes, a valuation allowance has been recognized to offset deferred tax assets related to state net operating loss carryforwards of certain subsidiaries and other temporary differences due to the uncertainty that the assets will be realized. If it is subsequently determined that all or a portion of these deferred tax assets will be realized, the tax benefit for these items will be used to reduce deferred tax expense for that period. In addition, a valuation allowance has been established through purchase accounting related to acquired net operating loss carryforwards. If it is subsequently determined that all or a portion of these deferred tax assets will be realized, the tax benefit for these items will be used to reduce goodwill for that period.

At December 31, 2006, the valuation allowance for deferred tax assets of $7.7 million was related to the deferred tax benefit of tax loss carryforwards of $23.3 million, while at December 31, 2005, the valuation allowance for deferred tax assets of $10.1 million was related to the deferred tax benefit of tax loss carryforwards of $25.9 million. The changes in the valuation allowance related to net operating losses for 2006 and 2005 was as follows:

	2006	2005
	($ in Thousands)

Valuation allowance for deferred tax assets, beginning of year	$10,085	$8,414
Net operating losses from acquired entities	—	1,301
Increase (decrease) in net operating losses	(2,396)	370

Valuation allowance for deferred tax assets, end of year	$7,689	$10,085

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and, if necessary, tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the period that the deferred tax assets are deductible, management believes it is more likely than not the Corporation will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2006 and 2005.

At December 31, 2006, the Corporation had state net operating losses of $287 million (of which, $59 million was acquired from various acquisitions) and federal net operating losses of $1.9 million (of which, all was acquired from various acquisitions) that will expire in the years 2007 through 2020.

The effective income tax rate differs from the statutory federal tax rate. The major reasons for this difference were as follows:

	2006	2005	2004

Federal income tax rate at statutory rate	35.0%	35.0%	35.0%
Increases (decreases) resulting from:
Tax-exempt interest and dividends	(3.0)	(2.9)	(3.8)
State income taxes (net of federal income taxes)	1.0	1.0	0.7
Other	(3.4)	(1.2)	(1.6)

Effective income tax rate	29.6%	31.9%	30.3%

Savings banks acquired by the Corporation in 1997 and 2004 qualified under provisions of the Internal Revenue Code that permitted them to deduct from taxable income an allowance for bad debts that differed from the provision for such losses charged to income for financial reporting purposes. Accordingly, no provision for income taxes has been made for $100.3 million of retained income at December 31, 2006. If income taxes had been provided, the deferred tax liability would have been approximately $40.3 million. Management does not expect this amount to become taxable in the future, therefore no provision for income taxes has been made.

NOTE 14	COMMITMENTS, OFF-BALANCE SHEET ARRANGEMENTS, AND CONTINGENT LIABILITIES:

The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related and other commitments (see below) and derivative instruments (see Note 15).

Lending-related Commitments

As a financial services provider, the Corporation routinely enters into commitments to extend credit. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Corporation, with each customer’s creditworthiness evaluated on a case-by-case basis. The commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Corporation’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of those instruments. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the customer. Since a significant portion of commitments to extend credit expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements.

Lending-related commitments include commitments to extend credit, commitments to originate residential mortgage loans held for sale, commercial letters of credit, and standby letters of credit. Commitments to extend credit are agreements to lend to customers at predetermined interest rates as long as there is no violation of any condition established in the contracts. Commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments, and the fair value of these commitments is recorded on the consolidated balance sheets. The Corporation’s derivative and hedging activity is further described in Note 15. Commercial and standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and the third party, while standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party.

The following is a summary of lending-related commitments at December 31.

	2006	2005
	($ in Thousands)

Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale(1)(2)	$6,067,120	$5,474,602
Commercial letters of credit(1)	22,568	25,030
Standby letters of credit(3)	608,352	501,009

(1)	These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and thus are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and is not material at December 31, 2006 or 2005.

(2)	Commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 15.

(3)	As required by FASB Interpretation No. 45, an interpretation of FASB Statements No. 5, 57, and 107, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the Corporation has established a liability of $4.8 million and $4.9 million at December 31, 2006 and 2005, respectively, as an estimate of the fair value of these financial instruments.

Other Commitments

The Corporation has principal investment commitments to provide capital-based financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in low-income housing, small-business commercial real estate, and historic tax credit projects to promote the revitalization of low-to-moderate-income neighborhoods throughout the local communities of its bank subsidiary. As a limited partner in these unconsolidated projects, the Corporation is allocated tax credits and deductions associated with the underlying projects. As of December 31, 2006 and 2005, the Corporation’s commitment for all these investments was $28 million (of which, $11 million was funded) and $12 million (of which, $6 million was funded), respectively.

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

Residential mortgage loans sold to others are sold on a nonrecourse basis, though First Federal retained the credit risk on the underlying loans it sold to the FHLB, prior to its acquisition by the Corporation, in exchange for a monthly credit enhancement fee. At December 31, 2006 and 2005, there were $1.8 billion and $2.0 billion, respectively, of such loans with credit risk recourse, upon which there have been negligible historical losses.

NOTE 15	DERIVATIVE AND HEDGING ACTIVITIES:

The Corporation uses derivative instruments primarily to hedge the variability in interest payments or protect the value of certain assets and liabilities recorded on its consolidated balance sheet from changes in interest rates. The predominant derivative and hedging activities include interest rate swaps, interest rate caps, and certain mortgage banking activities. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. Because the contract or notional amount does not represent amounts exchanged by the parties, it is not a measure of loss exposure related to the use of derivatives nor of exposure to liquidity risk. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. As the Corporation generally enters into transactions only with high quality counterparties, no losses with counterparty nonperformance on derivative financial instruments have occurred. Further, the Corporation obtains collateral and uses master netting arrangements when available. To mitigate the counterparty risk, interest rate swap agreements generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds a certain threshold. The Corporation was not required to pledge any collateral for swap agreements at either December 31, 2006 or 2005. The threshold limits are determined from the credit ratings of each counterparty. Upgrades or downgrades to the credit ratings of either counterparty would lower or raise the threshold limits. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, currency exchange rates, or commodity prices. The market risk associated with interest rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

Interest rate swap contracts are entered into primarily as an asset/liability management strategy of the Corporation to modify interest rate risk, while an interest rate cap is an interest rate protection instrument. The customer swaps and caps are entered into to service the customers’ needs. The Corporation simultaneously enters into offsetting derivative instruments, i.e. mirror interest rate swaps and caps, with third parties to manage its interest rate risk associated with customer swaps or caps. Interest rate swap contracts are exchanges of interest payments, such as fixed rate payments for floating rate payments, based on a notional principal amount. Payments related to the Corporation’s swap contracts are made monthly, quarterly, or semi-annually by one of the parties depending on the specific terms of the related contract. The primary risk associated with all swaps is the exposure to movements in interest rates and the ability of the counterparties to meet the terms of the contract. Interest rate floors and caps are interest rate protection instruments that involve the payment from the seller to the buyer of an interest differential. This differential represents the difference between a short-term rate (e.g., six-month LIBOR) and an agreed upon rate (the strike rate) applied to a notional principal amount. By buying a cap, the Corporation will be paid the differential by a counterparty should the short-term rate rise above the strike level of the agreement. The primary risk associated with purchased floors and caps is the ability of the counterparties to meet the terms of the agreement.

The Corporation recognized combined ineffectiveness of $1.1 million and $0.3 million in 2006 and 2005, respectively, relating to the Corporation’s fair value hedges of long-term, fixed-rate commercial loans and a long-term, fixed-rate subordinated debenture. No components of the derivatives change in fair value were excluded from the assessment of hedge effectiveness. Prior to March 31, 2006, the Corporation had been using the short cut method of assessing hedge effectiveness for a fair value hedge with $175 million notional balance hedging a long-term, fixed-rate subordinated debenture. Effective March 31, 2006, the Corporation de-designated the hedging relationship under the short cut method and re-designated the hedging relationship under a long-haul method utilizing the same instruments. This hedging relationship accounts for the majority of ineffectiveness recorded in 2006. In December 2006, the Corporation terminated all swaps hedging long-term, fixed-rate commercial loans for a net gain of approximately $0.8 million. For the mortgage derivatives, which are not accounted for as hedges, changes in the fair value are recorded as an adjustment to net mortgage banking income.

The table below identifies the Corporation’s derivative instruments at December 31, 2006 and 2005, as well as which instruments receive hedge accounting treatment. Included in the table for both December 31, 2006 and 2005, were customer interest rate swaps and interest rate caps for which the Corporation has mirror swaps and caps. The fair value of these customer swaps and caps is recorded in earnings and the net impact for 2006 and 2005 was immaterial.

	Notional	Fair Value	Weighted Average
December 31, 2006	Amount	Gain/(Loss)	Receive Rate	Pay Rate	Maturity

	($ in Thousands)

Swaps—receive fixed / pay variable(1)	$175,000	$(979)	7.63%	6.38%	310 months
Customer and mirror swaps(2)	434,178	—	4.91%	4.91%	63 months
Customer and mirror caps(2)	22,197	—	—	—	32 months

(1)	Fair value hedge accounting is applied on $175 million notional, which hedges a long-term, fixed-rate subordinated debenture.

(2)	Hedge accounting is not applied on $456 million notional of interest rate swaps and caps entered into with our customers whose value changes are offset by mirror swaps and caps entered into with third parties.

	Notional	Fair Value	Weighted Average
December 31, 2005	Amount	Gain/(Loss)	Receive Rate	Pay Rate	Maturity

	($ in Thousands)

Swaps—receive fixed / pay variable(1)	$175,000	$(233)	7.63%	5.51%	322 months
Swaps—receive variable / pay fixed(2)	274,155	1,532	6.26%	6.56%	60 months
Interest rate cap(3)	200,000	77	Strike 4.72%	—	8 months
Customer and mirror swaps(4)	201,725	—	4.15%	4.15%	91 months
Customer and mirror caps(4)	22,897	—	—	—	44 months

(1)	Fair value hedge accounting is applied on $175 million notional, which hedges a long-term, fixed-rate subordinated debenture.

(2)	Fair value hedge accounting is applied on $274 million notional, which hedges long-term, fixed-rate commercial loans.

(3)	Hedge accounting is not applied on $200 million notional, which caps interest paid on long-term funding.

(4)	Hedge accounting is not applied on $225 million notional of interest rate swaps and caps entered into with our customers whose value changes are offset by mirror swaps and caps entered into with third parties.

For the mortgage derivatives, which are not included in the table above and are not accounted for as hedges, changes in the fair value are recorded to net mortgage banking income. The fair value of the mortgage derivatives at December 31, 2006 was a net loss of $0.7 million, compared to a net loss of $0.4 million at December 31, 2005, with the change of $0.3 million decreasing net mortgage banking income for 2006. The $0.7 million net fair value loss for mortgage derivatives at December 31, 2006 was composed of the net gain on commitments to sell approximately $138 million of loans to various investors and the net loss on commitments to fund approximately $91 million of loans to individual borrowers. The $0.4 million net fair value loss for mortgage derivatives at December 31, 2005 was composed of the net loss on commitments to sell approximately $101 million of loans to various investors and the net loss on commitments to fund approximately $75 million of loans to individual borrowers.

NOTE 16	PARENT COMPANY ONLY FINANCIAL INFORMATION:

Presented below are condensed financial statements for the Parent Company:

BALANCE SHEETS

	2006	2005

	($ in Thousands)

ASSETS
Cash and due from banks	$413	$761
Notes receivable from subsidiaries	280,852	238,702
Investment in subsidiaries	2,411,361	2,446,658
Other assets	130,583	137,768

Total assets	$2,823,209	$2,823,889

LIABILITIES AND STOCKHOLDERS’ EQUITY

Short-term borrowings	$115,000	$25,000
Long-term funding	415,710	416,695
Accrued expenses and other liabilities	47,006	57,216

Total liabilities	577,716	498,911
Stockholders’ equity	2,245,493	2,324,978

Total liabilities and stockholders’ equity	$2,823,209	$2,823,889

STATEMENTS OF INCOME

	For the Years Ended December 31,
	2006	2005	2004

	($ in Thousands)

INCOME
Dividends from subsidiaries	$354,000	$243,000	$124,500
Management and service fees from subsidiaries	59,515	45,905	46,913
Interest income on notes receivable	22,325	16,505	13,728
Other income	21,964	7,088	2,813

Total income	457,804	312,498	187,954

EXPENSE
Interest expense on borrowed funds	32,404	22,700	12,718
Provision for loan losses	(1,455)	—	—
Personnel expense	33,190	31,210	28,936
Other expense	19,047	22,408	20,755

Total expense	83,186	76,318	62,409

Income before income tax expense (benefit) and equity in undistributed income	374,618	236,180	125,545
Income tax expense (benefit)	7,450	(4,953)	(1,510)

Income before equity in undistributed net income of subsidiaries	367,168	241,133	127,055
Equity in undistributed net income of subsidiaries	(50,523)	79,028	131,231

Net income	$316,645	$320,161	$258,286

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	2006	2005	2004

	($ in Thousands)

OPERATING ACTIVITIES
Net income	$316,645	$320,161	$258,286
Adjustments to reconcile net income to net cash provided by operating activities:
(Increase) decrease in equity in undistributed net income of subsidiaries	50,523	(79,028)	(131,231)
Depreciation and amortization	356	465	495
Gain on sales of investment securities, net	(19,105)	(2,873)	(902)
Gain on sales of assets, net	(622)	—	(8)
(Increase) decrease in interest receivable and other assets	(11,914)	(22,422)	2,837
Increase (decrease) in interest payable and other liabilities	(7,307)	5,471	(27,200)
Excess tax benefit from stock-based compensation	(3,248)	—	—
Capital contributed to subsidiaries	(50)	(50)	(10,000)

Net cash provided by operating activities	325,278	221,724	92,277

INVESTING ACTIVITIES
Proceeds from sales of securities available for sale	20,730	10,117	1,398
Purchase of securities available for sale	(550)	—	—
Net cash paid in acquisition of subsidiary	—	(14,881)	(72,723)
Net (increase) decrease in notes receivable	(42,675)	20,758	114,847
Purchase of other assets, net of disposals	(4,723)	(146)	(320)

Net cash provided by (used in) investing activities	(27,218)	15,848	43,202

FINANCING ACTIVITIES
Net increase (decrease) in short-term borrowings	90,000	12,000	(13,775)
Net decrease in long-term funding	—	(14,000)	—
Cash dividends	(151,235)	(138,966)	(112,565)
Proceeds from exercise of stock options	29,869	18,702	23,857
Purchase of common stock	(266,191)	(114,812)	(33,655)
Settlement of employee stock ownership plan	(4,099)	—	—
Excess tax benefit from stock-based compensation	3,248	—	—

Net cash used in financing activities	(298,408)	(237,076)	(136,138)

Net increase (decrease) in cash and cash equivalents	(348)	496	(659)
Cash and cash equivalents at beginning of year	761	265	924

Cash and cash equivalents at end of year	$413	$761	$265

NOTE 17	FAIR VALUE OF FINANCIAL INSTRUMENTS:

The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Corporation’s financial instruments.

The estimated fair values of the Corporation’s financial instruments on the balance sheet at December 31 were as follows:

	2006		2005

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

	($ in Thousands)

Financial assets:
Cash and due from banks	$458,344	$458,344	$460,230	$460,230
Interest-bearing deposits in other financial institutions	10,505	10,505	14,254	14,254
Federal funds sold and securities purchased under agreements to resell	13,187	13,187	17,811	17,811
Accrued interest receivable	114,298	114,298	107,883	107,883
Interest rate swap and cap agreements(1)	3,284	3,284	4,696	4,696
Investment securities available for sale	3,436,621	3,436,621	4,711,605	4,711,605
Loans held for sale	370,758	370,758	57,710	57,710
Loans	14,881,526	14,845,311	15,206,464	15,272,570
Bank owned life insurance	419,718	419,718	354,287	354,287
Financial liabilities:
Deposits	14,316,071	14,316,071	13,573,089	13,573,345
Accrued interest payable	45,922	45,922	48,747	48,747
Short-term borrowings	2,042,685	2,042,685	2,666,307	2,666,307
Long-term funding	2,071,142	2,068,211	3,348,476	3,343,600
Interest rate swap and cap agreements(1)	4,263	4,263	3,320	3,320
Standby letters of credit(2)	4,797	4,797	4,920	4,920
Commitments to originate residential mortgage loans held for sale	923	923	204	204
Forward commitments to sell residential mortgage loans	(207)	(207)	169	169

(1)	At December 31, 2006 and 2005 the notional amount of non-trading interest rate swap and cap agreements was $0.2 billion and $0.6 billion, respectively. See Note 15 for information on the fair value of derivative financial instruments.

(2)	At December 31, 2006 and 2005, the commitment on standby letters of credit was $0.6 billion and $0.5 billion, respectively. See Note 14 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.

Cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and securities purchased under agreements to resell, and accrued interest receivable—For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment securities available for sale—The fair value of investment securities available for sale, with certain exceptions noted, is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. The fair value of certain state and municipal securities is not readily available through market sources other than dealer quotations, so fair value estimates are based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued. The carrying amount is a reasonable fair value estimate for Federal Reserve and FHLB stock given their “restricted” nature.

Loans held for sale—Fair value is estimated using the prices of the Corporation’s existing commitments to sell such loans and/or the quoted market prices for commitments to sell similar loans.

Loans—Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, financial, and agricultural, real estate construction, commercial real estate, lease financing, residential mortgage, home equity, and other installment. The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for similar maturities.

Bank owned life insurance—The fair value of bank owned life insurance approximates the carrying amount, because upon liquidation of these investments the Corporation would receive the cash surrender value which equals the carrying amount.

Deposits—The fair value of deposits with no stated maturity such as noninterest-bearing demand deposits, savings, interest-bearing demand deposits, and money market accounts, is equal to the amount payable on demand as of December 31. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Accrued interest payable and short-term borrowings—For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Long-term funding—Rates currently available to the Corporation for debt with similar terms and remaining maturities are used to estimate the fair value of existing borrowings.

Interest rate swap and cap agreements—The fair value of interest rate swap and cap agreements is obtained from dealer quotes. These values represent the estimated amount the Corporation would receive or pay to terminate the agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties.

Standby letters of credit—The fair value of standby letters of credit represent deferred fees arising from the related off-balance sheet financial instruments. These deferred fees approximate the fair value of these instruments and are based on several factors, including the remaining terms of the agreement and the credit standing of the customer.

Commitments to originate residential mortgage loans held for sale—The fair value of commitments to originate residential mortgage loans held for sale is estimated by comparing the Corporation’s cost to acquire mortgages and the current price for similar mortgage loans, taking into account the terms of the commitments and the creditworthiness of the counterparties.

Forward commitments to sell residential mortgage loans—The fair value of forward commitments to sell residential mortgage loans is the estimated amount that the Corporation would receive or pay to terminate the forward delivery contract at the reporting date based on market prices for similar financial instruments.

Limitations—Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Corporation’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Corporation’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

NOTE 18	REGULATORY MATTERS:

Restrictions on Cash and Due From Banks

The Corporation’s bank subsidiary is required to maintain certain vault cash and reserve balances with the Federal Reserve Bank to meet specific reserve requirements. These requirements approximated $29 million at December 31, 2006.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total and tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006 and 2005, that the Corporation meets all capital adequacy requirements to which it is subject.

As of December 31, 2006 and 2005, the most recent notifications from the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation categorized the subsidiary bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the subsidiary bank must maintain minimum total risk-based, tier 1 risk-based, and tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions’ category. The actual capital amounts and ratios of the Corporation and its significant subsidiaries are presented below. No deductions from capital were made for interest rate risk in 2006 or 2005.

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions:(2)
($ In Thousands)	Amount	Ratio(1)	Amount	Ratio(1)	Amount	Ratio(1)

As of December 31, 2006:
Associated Banc-Corp
Total Capital	$1,955,035	11.92%	$1,312,644	≥8.00%
Tier 1 Capital	1,546,037	9.42	656,322	≥4.00%
Leverage	1,546,037	7.82	790,981	≥4.00%
Associated Bank, N.A
Total Capital	$1,735,040	10.80	$1,285,516	≥8.00%	$1,606,895	≥10.00%
Tier 1 Capital	1,457,306	9.07	642,758	≥4.00%	964,137	≥ 6.00%
Leverage	1,457,306	7.48	779,833	≥4.00%	974,791	≥ 5.00%
As of December 31, 2005:
Associated Banc-Corp
Total Capital	$2,013,354	12.26%	$1,313,696	≥8.00%
Tier 1 Capital	1,597,826	9.73	656,848	≥4.00%
Leverage	1,597,826	7.58	843,443	≥4.00%
Associated Bank, N.A
Total Capital	$1,768,590	10.91	$1,296,677	≥8.00%	$1,620,846	≥10.00%
Tier 1 Capital	1,491,005	9.20	648,338	≥4.00%	972,507	≥ 6.00%
Leverage	1,491,005	7.16	833,013	≥4.00%	1,041,266	≥ 5.00%

(1)	Total Capital ratio is defined as tier 1 capital plus tier 2 capital divided by total risk-weighted assets. The Tier 1 Capital ratio is defined as tier 1 capital divided by total risk-weighted assets. The leverage ratio is defined as tier 1 capital divided by the most recent quarter’s average total assets.

(2)	Prompt corrective action provisions are not applicable at the bank holding company level.

NOTE 19	EARNINGS PER SHARE:

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

	For the Years Ended December 31,

	2006	2005	2004

	(In thousands, except per share data)

Net income	$316,645	$320,161	$258,286

Weighted average shares outstanding	132,006	130,554	113,532
Effect of dilutive stock awards and unsettled share repurchases	1,126	1,377	1,493

Diluted weighted average shares outstanding	133,132	131,931	115,025
Basic earnings per share	$2.40	$2.45	$2.28

Diluted earnings per share	$2.38	$2.43	$2.25

NOTE 20	SEGMENT REPORTING:

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

The accounting policies of the segments are the same as those described in Note 1. Selected segment information is presented below.

		Wealth
	Banking	Management	Other	Consolidated Total
	($ in Thousands)

2006
Net interest income	$669,047	$502	$—	$669,549
Provision for loan losses	19,056	—	—	19,056
Noninterest income	217,160	101,904	(3,163)	315,901
Depreciation and amortization	51,562	1,906	—	53,468
Other noninterest expense	397,003	69,307	(3,163)	463,147
Income taxes	120,657	12,477	—	133,134

Net income	$297,929	$18,716	$—	$316,645

Percent of consolidated net income	94%	6%	—%	100%
Total assets	$20,797,528	$94,931	$(31,075)	$20,861,384

Percent of consolidated total assets	100%	—%	—%	100%
Total revenues*	$886,207	$102,406	$(3,163)	$985,450
Percent of consolidated total revenues	90%	10%	—%	100%
2005
Net interest income	$671,959	$296	$—	$672,255
Provision for loan losses	13,019	—	—	13,019
Noninterest income	224,190	92,776	(2,746)	314,220
Depreciation and amortization	52,449	2,307	—	54,756
Other noninterest expense	389,694	61,893	(2,746)	448,841
Income taxes	138,149	11,549	—	149,698

Net income	$302,838	$17,323	$—	$320,161

Percent of consolidated net income	95%	5%	—%	100%
Total assets	$22,036,581	$90,055	$(26,554)	$22,100,082

Percent of consolidated total assets	100%	—%	—%	100%
Total revenues*	$896,149	$93,072	$(2,746)	$986,475
Percent of consolidated total revenues	91%	9%	—%	100%
2004
Net interest income	$552,311	$316	$—	$552,627
Provision for loan losses	14,668	—	—	14,668
Noninterest income	150,225	79,609	(1,655)	228,179
Depreciation and amortization	36,174	2,495	—	38,669
Other noninterest expense	303,720	55,067	(1,655)	357,132
Income taxes	103,106	8,945	—	112,051

Net income	$244,868	$13,418	$—	$258,286

Percent of consolidated net income	95%	5%	—%	100%
Total assets	$20,448,862	$81,236	$(9,962)	$20,520,136

Percent of consolidated total assets	100%	—%	—%	100%
Total revenues*	$702,536	$79,925	$(1,655)	$780,806
Percent of consolidated total revenues	90%	10%	—%	100%

*	Total revenues for this segment disclosure are defined to be the sum of net interest income plus noninterest income, net of mortgage servicing rights amortization.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Associated Banc-Corp:

We have audited the accompanying consolidated balance sheets of Associated Banc-Corp and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Associated Banc-Corp and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Associated Banc-Corp’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP
Chicago, Illinois
February 28, 2007

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

As of December 31, 2006, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2006. No changes were made to the Corporation’s internal control over financial reporting (as defined Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Associated Banc-Corp (the “Corporation”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Corporation’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act).

As of December 31, 2006, management assessed the effectiveness of the Corporation’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on this assessment, management has determined that the Corporation’s internal control over financial reporting as of December 31, 2006 is effective.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Corporation included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2006. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2006, is included under the heading “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Associated Banc-Corp:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Associated Banc-Corp maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Associated Banc-Corp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness on internal control. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Associated Banc-Corp’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Associated Banc-Corp maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Associated Banc-Corp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Associated Banc-Corp and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 28, 2007 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP
Chicago, Illinois
February 28, 2007

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in the Corporation’s definitive Proxy Statement prepared for the 2007 Annual Meeting of Shareholders, which contains information concerning directors of the Corporation under the captions “Election of Directors” and “Information About the Board of Directors”; information concerning executive officers of the Corporation under the caption “Information About the Executive Officers,”; and information concerning Section 16(a) compliance under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information in the Corporation’s definitive Proxy Statement prepared for the 2007 Annual Meeting of Shareholders, which contains information concerning this item under the caption “Executive Compensation,” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the Corporation’s definitive Proxy Statement prepared for the 2007 Annual Meeting of Shareholders, which contains information concerning this item under the caption “Stock Ownership,” is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2006, regarding shares outstanding and available for issuance under the Corporation’s existing equity compensation plans.

(c)
Number of
Securities
	(a)		Remaining Available
	Number of		for Future Issuance
	Securities to be	(b)	Under Equity
	Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(excluding
	Outstanding	Outstanding	securities
	Options, Warrants	Options, Warrants	reflected in column
Plan Category	and Rights	and Rights	(a))

Equity compensation plans approved by security holders	6,127,637	$26.14	5,699,938
Equity compensation plans not approved by security holders	338,845	21.76	2,775,304

Total	6,466,482	$25.91	8,475,242

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the Corporation’s definitive Proxy Statement prepared for the 2007 Annual Meeting of Shareholders, which contains information concerning this item under the caption, “Related Person Transactions” and “Information About the Board of Directors,” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in the Corporation’s definitive Proxy Statement, prepared for the 2007 Annual Meeting of Shareholders, which contains information concerning this item under the caption “Fees Paid to Independent Registered Public Accounting Firm,” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1 and 2 Financial Statements and Financial Statement Schedules

The following financial statements and financial statement schedules are included under a separate caption “Financial Statements and Supplementary Data” in Part II, Item 8 hereof and are incorporated herein by reference.

Consolidated Balance Sheets—December 31, 2006 and 2005

Consolidated Statements of Income—For the Years Ended December 31, 2006, 2005, and 2004

Consolidated Statements of Changes in Stockholders’ Equity—For the Years Ended December 31, 2006, 2005, and 2004

Consolidated Statements of Cash Flows—For the Years Ended December 31, 2006, 2005, and 2004

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(a)	3 Exhibits Required by Item 601 of Regulation S-K

Exhibit
Number	Description

(3)(a)	Amended and Restated Articles of Incorporation	Exhibit (3) to Quarterly Report on Form 10-Q for quarter ended March 31, 2006
(3)(b)	Bylaws	Exhibit (3)(b) to Report on Form 10-K for fiscal year ended December 31, 1999
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
The Corporation, by signing this report, agrees to furnish the SEC, upon its request, a copy of any instrument that defines the rights of holders of long-term debt of the Corporation and its consolidated and unconsolidated subsidiaries for which consolidated or unconsolidated financial statements are required to be filed and that authorizes a total amount of securities not in excess of 10% of the total assets of the Corporation on a consolidated basis
*(10)(a)	Associated Banc-Corp Amended and Restated Long-Term Incentive Stock Plan	Exhibit 99.1 to the Corporation’s registration statement (333-121012) on Form S-8 filed under the Securities Act of 1933
*(10)(b)	Change of Control Plan of the Corporation effective April 25, 1994	Exhibit (10)(d) to Report on Form 10-K for fiscal year ended December 31, 1994

Exhibit
Number	Description

*(10)(c)	Deferred Compensation Plan and Deferred Compensation Trust effective as of December 16, 1993, and Deferred Compensation Agreement of the Corporation dated December 31, 1994	Exhibit (10)(e) to Report on Form 10-K for fiscal year ended December 31, 1994
*(10)(d)	Incentive Compensation Agreement (form) and schedules dated as of October 1, 2001	Exhibit (10)(e) to Report on Form 10-K for fiscal year ended December 31, 2001
*(10)(f)	Associated Banc-Corp Directors’ Deferred Compensation Plan	Exhibit (10)(f) to Report on Form 10-K for year ended December 31, 2004
*(10)(g)	Associated Banc-Corp 1999 Non-Qualified Stock Option Plan	Exhibit 99.1 to the Corporation’s registration statement (333-121010) on Form S-8 filed under the Securities Act of 1933
*(10)(h)	Associated Banc-Corp 2003 Long-Term Incentive Plan	Exhibit 99.1 to the Corporation’s registration statement (333-121011) on Form S-8 filed under the Securities Act of 1933
*(10)(i)	Associated Banc-Corp Incentive Compensation Plan	Exhibit (10)(i) to Report on Form 10-K for fiscal year ended December 31, 2004
*(10)(j)	Separation Agreement and General Release, dated as of October 29, 2004, by and among First Federal Capital Corp, First Federal Capital Bank and Jack C. Rusch	Exhibit (10)(j) to Report on Form 10-K for fiscal year ended December 31, 2004
*(10)(k)	Noncompete Agreement, dated as of October 29, 2004, by and among Associated Banc-Corp and Jack C. Rusch	Exhibit (10)(k) to Report on Form 10-K for fiscal year ended December 31, 2004
*(10)(l)	Consulting Agreement, dated as of October 29, 2004, by and between Associated Bank and Jack C. Rusch	Exhibit (10)(l) to Report on Form 10-K for fiscal year ended December 31, 2004
*(10)(m)	First Federal Director Deferred Compensation Plan	Incorporated by reference as Exhibit 10.2 to First Federal Capital Corp’s 2003 Form 10-K from the 1989 Form 10-K.
*(10)(n)	Distribution Agreement dated September 30, 2005, for $2 billion Senior and Subordinated Bank Notes	Exhibit 1.1 to Current Report on Form 8-K filed on October 19, 2005
*(10)(o)	Fiscal and Paying Agency Agreement dated September 30, 2005, for $2 billion Senior and Subordinated Bank Notes	Exhibit 4.1 to Current Report on Form 8-K filed on October 19, 2005
(11)	Statement Re Computation of Per Share Earnings	See Note 19 in Part II Item 8
(21)	Subsidiaries of the Parent Company	Filed herewith
(23)	Consent of Independent Registered Public Accounting Firm	Filed herewith
(24)	Power of Attorney	Filed herewith
(31.1)	Certification Under Section 302 of Sarbanes-Oxley by Paul S. Beideman, Chief Executive Officer	Filed herewith
(31.2)	Certification Under Section 302 of Sarbanes-Oxley by Joseph B. Selner, Chief Financial Officer	Filed herewith

Exhibit
Number	Description

(32)	Certification by the CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley.	Filed herewith

*	Management contracts and arrangements.

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

ASSOCIATED BANC-CORP

Date: February 28, 2007	By: /s/ PAUL S. BEIDEMAN Paul S. Beideman Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paul S. Beideman Paul S. Beideman Chairman and Chief Executive Officer	/s/ William R. Hutchinson * William R. Hutchinson Director

/s/ Joseph B. Selner Joseph B. Selner Chief Financial Officer Principal Financial Officer and Principal Accounting Officer	/s/ Richard T. Lommen* Richard T. Lommen Director

/s/ Karen T. Beckwith * Karen T. Beckwith Director	/s/ John C. Meng * John C. Meng Director

/s/ Ruth M. Crowley * Ruth M. Crowley Director	/s/ J. Douglas Quick * J. Douglas Quick Director

/s/ Robert C. Gallagher* Robert C. Gallagher Director	/s/ Jack C. Rusch * Jack C. Rusch Director

/s/ Ronald R. Harder * Ronald R. Harder Director	/s/ John C. Seramur * John C. Seramur Director

* /s/ Brian R. Bodager Brian R. Bodager Attorney-in-Fact

Date: February 28, 2007

Board of Directors
Karen T. Beckwith
President & CEO, Gelco Information Network
Paul S. Beideman
Chairman & CEO, Associated Banc-Corp
Ruth M. Crowley
President, Motorsports Authentics
Robert C. Gallagher
Former President, Chairman & CEO, Associated Banc-Corp
Ronald R. Harder
President & CEO, Jewelers Mutual Insurance Co.
William R. Hutchinson
President, W. R. Hutchinson & Associates
Richard T. Lommen
President, Courtesy Corp.
John C. Meng
Chairman, Schreiber Foods, Inc.
J. Douglas Quick
President & CEO, Lakeside Foods, Inc.
Jack C. Rusch
Former President & CEO, First Federal Capital Corp
John C. Seramur
Retired First Financial Corp. Executive
Executive Team
Paul S. Beideman
Chairman & Chief Executive Officer
Lisa B. Binder
President & Chief Operating Officer
David A. Baumgarten
Director of Regional Banking
Brian R. Bodager
Chief Administrative Officer, General Counsel & Corporate Secretary
Judith M. Docter
Director of Human Resources
John P. Evans
Director of Business Banking
Gordon C. King
Chief Credit Officer
Nancy A. Maas
Chief Marketing Officer
Mark J. McMullen
Director of Wealth Management Services
Mark P. Quinlan
Chief Information Officer
Teresa A. Rosengarten
Director of Consumer Banking
Joseph B. Selner
Chief Financial Officer
Gordon J. Weber
Director of Corporate Banking

Jack C. Rusch
Jack C. Rusch, a member of Associated’s Board of Directors since 2004, announced he will retire from the board in 2007. Prior to joining the board, Rusch served as president and chief executive officer of First Federal Capital Corp, which Associated acquired in 2004. His contributions made a significant difference in the success of the combined companies. We thank him for his dedication and commitment, and wish him the best in his retirement.

Corporate Information
Executive Offices
1200 Hansen Road
Green Bay WI 54304
920-491-7000
Associated Banc-Corp Investor Relations
1200 Hansen Road
Green Bay WI 54304
920-431-8015 or 800-236-ASBC (800-236-2722)
Additional details are available by contacting the company and through Associated’s Web site, associatedbank.com.
Transfer Agent and Registrar
National City Bank
P.O. Box 92301
Cleveland OH 44193-0900
Shareholder Customer Service/Sale of Shares
•	Inside the United States and Canada: 800-622-6757
•	Outside the United States and Canada: 216-257-8663
•	TDD: 216-257-7353
Operators are available from 7 a.m. to 4 p.m. Central Time. You may also contact National City via e-mail at: shareholder.inquiries@nationalcity.com. Please include a reference to Associated Banc-Corp in any written correspondence.
Annual Meeting
The Annual Shareholders’ Meeting for Associated Banc-Corp will be held at 11 a.m. CDT Wednesday, April 25, 2007, at the KI Convention Center, 333 Main Street, Green Bay, Wisconsin. The Annual Meeting will be preceded by an economic update presented by Associated Wealth Management at 10 a.m. CDT. The doors will open at 9 a.m. CDT. Refreshments will be served.
Stock Listing & Trading
Traded: NASDAQ
Stock Market Symbol: ASBC
Newspaper: AsdBnc

			MARKET PRICE RANGE
	DIVIDENDS	BOOK	CLOSING SALES PRICES
	PAID	VALUE	HIGH	LOW	CLOSE

2006
4th Quarter	$0.29	$17.44	$35.13	$32.13	$34.88
3rd Quarter	0.29	17.44	32.58	30.27	32.50
2nd Quarter	0.29	17.20	34.45	30.69	31.53
1st Quarter	0.27	16.98	34.83	32.75	33.98

2005
4th Quarter	$0.27	$17.15	$33.23	$29.09	$32.55
3rd Quarter	0.27	16.12	34.74	30.29	30.48
2nd Quarter	0.27	15.80	33.89	30.11	33.58
1st Quarter	0.25	15.62	33.50	30.60	31.23

Annual dividend rate: $1.16
2006 Annual Report

Associated Banc-Corp
1200 Hansen Road
Green Bay, WI 54304
920-491-7000

associatedbank.com
MKTCC0002 (1/07) 1068