Form 10-Q
period 2007-03-31
ASSOCIATED BANC-CORP
filed 2007-05-08
CIK 7789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
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
The number of shares outstanding of registrant’s common stock, par value $0.01 per share, at April 30, 2007, was 127,530,354.

ASSOCIATED BANC-CORP

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements:
ASSOCIATED BANC-CORP
Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	(In Thousands, except share data)
ASSETS
Cash and due from banks	$315,157	$458,344
Interest-bearing deposits in other financial institutions	33,280	10,505
Federal funds sold and securities purchased under agreements to resell	4,698	13,187
Investment securities available for sale, at fair value	3,467,732	3,436,621
Loans held for sale	92,303	370,758
Loans	14,856,003	14,881,526
Allowance for loan losses	(203,495)	(203,481)

Loans, net	14,652,508	14,678,045
Premises and equipment, net	190,309	196,007
Goodwill	871,629	871,629
Other intangible assets, net	89,295	109,234
Other assets	790,502	717,054

Total assets	$20,507,413	$20,861,384

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$2,425,248	$2,756,222
Interest-bearing deposits, excluding brokered certificates of deposit	10,905,635	10,922,274
Brokered certificates of deposit	650,084	637,575

Total deposits	13,980,967	14,316,071
Short-term borrowings	2,332,816	2,042,685
Long-term funding	1,743,103	2,071,142
Accrued expenses and other liabilities	214,393	185,993

Total liabilities	18,271,279	18,615,891

Stockholders’ equity
Preferred stock	—	—
Common stock (Par value $0.01 per share, authorized 250,000,000 shares, issued 128,426,588 and 130,426,588 shares, respectively)	1,284	1,304
Surplus	1,055,914	1,120,934
Retained earnings	1,215,551	1,189,658
Accumulated other comprehensive loss	(11,564)	(16,453)
Treasury stock, at cost (716,399, and 1,552,086 shares, respectively)	(25,051)	(49,950)

Total stockholders’ equity	2,236,134	2,245,493

Total liabilities and stockholders’ equity	$20,507,413	$20,861,384

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In Thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$273,961	$261,015
Interest and dividends on investment securities and deposits in other financial institutions:
Taxable	30,526	39,116
Tax exempt	9,794	10,163
Interest on federal funds sold and securities purchased under agreements to resell	183	249

Total interest income	314,464	310,543
INTEREST EXPENSE
Interest on deposits	98,299	77,878
Interest on short-term borrowings	35,183	33,244
Interest on long-term funding	21,936	32,552

Total interest expense	155,418	143,674

NET INTEREST INCOME	159,046	166,869
Provision for loan losses	5,082	4,465

Net interest income after provision for loan losses	153,964	162,404
NONINTEREST INCOME
Trust service fees	10,309	8,897
Service charges on deposit accounts	23,022	20,959
Card-based and other nondeposit fees	11,323	9,886
Retail commission income	15,479	15,478
Mortgage banking, net	9,550	4,404
Bank owned life insurance income	4,164	3,071
Asset sale gains (losses), net	1,883	(230)
Investment securities gains, net	1,035	2,456
Other	5,935	5,852

Total noninterest income	82,700	70,773
NONINTEREST EXPENSE
Personnel expense	74,047	69,303
Occupancy	11,587	11,758
Equipment	4,394	4,588
Data processing	7,678	8,039
Business development and advertising	4,405	4,249
Other intangible amortization expense	1,661	2,343
Other	24,364	23,191

Total noninterest expense	128,136	123,471

Income before income taxes	108,528	109,706
Income tax expense	35,133	27,999

NET INCOME	$73,395	$81,707

Earnings per share:
Basic	$0.57	$0.60
Diluted	$0.57	$0.60
Average shares outstanding:
Basic	127,988	135,114
Diluted	129,299	136,404
See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

				Accumulated
				Other
	Common		Retained	Comprehensive	Deferred	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Compensation	Stock	Total
				(In Thousands, except per share data)
Balance, December 31, 2005	$1,357	$1,301,004	$1,029,247	$(3,938)	$(2,081)	$(611)	$2,324,978
Comprehensive income:
Net income	—	—	316,645	—	—	—	316,645
Other comprehensive income	—	—	—	2,549	—	—	2,549

Comprehensive income							319,194

Adjustment for adoption of SFAS 158, net of tax				(15,064)			(15,064)
Cash dividends, $1.14 per share	—	—	(151,235)	—	—	—	(151,235)
Common stock issued:
Stock-based compensation plans	8	15,268	(4,945)	—	—	19,538	29,869
Purchase of common stock	(61)	(201,913)	—	—	—	(68,316)	(270,290)
Stock-based compensation, net	—	2,345	(54)	—	2,081	(561)	3,811
Tax benefit of stock options	—	4,230	—	—	—	—	4,230

Balance, December 31, 2006	$1,304	$1,120,934	$1,189,658	$(16,453)	$—	$(49,950)	$2,245,493

Comprehensive income:
Net income	—	—	73,395	—	—	—	73,395
Other comprehensive income	—	—	—	4,889	—	—	4,889

Comprehensive income							78,284

Cash dividends, $0.29 per share	—	—	(37,450)	—	—	—	(37,450)
Common stock issued:
Stock-based compensation plans	—	—	(10,052)	—	—	24,899	14,847
Purchase of common stock	(20)	(68,220)	—	—	—	—	(68,240)
Stock-based compensation, net	—	1,076	—	—	—	—	1,076
Tax benefit of stock options	—	2,124	—	—	—	—	2,124

Balance, March 31, 2007	$1,284	$1,055,914	$1,215,551	$(11,564)	$—	$(25,051)	$2,236,134

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2007	2006
	($ in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$73,395	$81,707
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,082	4,465
Depreciation and amortization	6,070	6,331
Provision for (recovery of) valuation allowance on mortgage servicing rights, net	1,174	(1,426)
Amortization of mortgage servicing rights	5,037	5,080
Amortization of other intangible assets	1,661	2,343
Amortization and accretion on earning assets, funding, and other, net	1,515	4,723
Tax benefit from exercise of stock options	2,124	2,051
Excess tax benefit from stock-based compensation	(1,677)	(1,524)
Gain on sales of investment securities, net	(1,035)	(2,456)
(Gain) loss on sales of assets, net	(1,883)	230
Gain on sales of loans held for sale and mortgage servicing rights, net	(9,681)	(2,122)
Mortgage loans originated and acquired for sale	(338,802)	(246,724)
Proceeds from sales of mortgage loans held for sale	615,544	255,809
(Increase) decrease in interest receivable	1,017	(1,538)
Decrease in interest payable	(5,939)	(6,281)
Net change in other assets and other liabilities	14,405	3,851

Net cash provided by operating activities	368,007	104,519

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(14,630)	(344,093)
Purchases of:
Investment securities	(210,157)	(59,287)
Premises and equipment, net of disposals	(24)	(1,177)
Bank owned life insurance	—	(50,000)
Proceeds from:
Sales of investment securities	5,624	673,361
Calls and maturities of investment securities	181,619	245,826
Sales of other assets	2,959	4,325

Net cash provided by (used in) investing activities	(34,609)	468,955

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(335,104)	43,781
Net increase (decrease) in short-term borrowings	290,131	(68,357)
Repayment of long-term funding	(628,160)	(748,291)
Proceeds from issuance of long-term funding	300,000	300,000
Cash dividends	(37,450)	(36,716)
Proceeds from exercise of stock options	14,847	13,239
Excess tax benefit from stock-based compensation	1,677	1,524
Purchase of common stock	(68,240)	(137,472)

Net cash used in financing activities	(462,299)	(632,292)

Net decrease in cash and cash equivalents	(128,901)	(58,818)
Cash and cash equivalents at beginning of period	482,036	492,295

Cash and cash equivalents at end of period	$353,135	$433,477

Supplemental disclosures of cash flow information:
Cash paid for interest	$161,356	$149,955
Cash paid for income taxes	1,043	3,030
Loans and bank premises transferred to other real estate	3,735	4,488
Capitalized mortgage servicing rights	3,801	2,929

See accompanying notes to consolidated financial statements .

ITEM 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Notes to Consolidated Financial Statements
These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with U.S. generally accepted accounting principles have been omitted or abbreviated. The information contained in the consolidated financial statements and footnotes in Associated Banc-Corp’s 2006 annual report on Form 10-K, should be referred to in connection with the reading of these unaudited interim financial statements.
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
NOTE 2: Reclassifications
Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform with the current period’s presentation. Additionally, the statement of changes in stockholders’ equity for 2006 was modified from the presentation in the annual report on Form 10-K to show the transition adjustment related to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” (“SFAS 158”) as a direct component of accumulated other comprehensive income, separate from comprehensive income. Management determined the effect on the statement of changes in stockholders’ equity of this change in presentation was not material to the prior period presented.
NOTE 3: New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in Issue No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance,” (“EITF 06-5”). EITF 06-5 concluded that companies purchasing a life insurance policy should record the amount that could be realized, considering any additional amounts beyond cash surrender value included in the contractual terms of the policy. The amount that could be realized should be based on assumed surrender at the individual policy or certificate level, unless all policies or certificates are required to be surrendered as a group. When it is probable that contractual restrictions would limit the amount that could be realized, such contractual limitations should be considered and any amounts recoverable at the insurance company’s discretion should be excluded from the amount that could be realized. Companies are permitted to recognize the effects of applying the consensus through either (1) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets as of the beginning of the year of adoption or (2) a change in accounting principle through retrospective application to all prior periods. EITF 06-5 was effective for fiscal years beginning after December 15, 2006. The Corporation adopted EITF 06-5 at the beginning of 2007 and the adoption did not have a material impact on its results of operations, financial position, and liquidity.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires the impact of a tax position to be recognized in the financial statements if that position is more-likely-than-not of being sustained upon examination, based on the technical merits of the position. A tax position meeting the more-likely-than-not threshold is then to be measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 was effective for fiscal years beginning after December 15, 2006. The Corporation adopted the provisions of FIN 48 effective January 1, 2007, resulting in no cumulative effect adjustment to retained earnings as of the date of adoption and determined that the adoption did not have a material impact on its results of operations, financial position, and liquidity. See Note 11 for additional disclosures.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140,” (“SFAS 156”). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. All separately recognized servicing assets and servicing liabilities are to be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose either the amortization method or the fair value measurement method for subsequently measuring each class of separately recognized servicing assets or servicing liabilities. Under the amortization method, servicing assets or servicing liabilities are amortized in proportion to and over the period of estimated net servicing income or loss and servicing assets or servicing liabilities are assessed for impairment based on fair value at each reporting date. The fair value measurement method measures servicing assets and servicing liabilities at fair value at each reporting date with the changes in fair value recognized in earnings in the period in which the changes occur. SFAS 156 was effective for fiscal years beginning after September 15, 2006. The Corporation adopted SFAS 156 at the beginning of 2007 and the adoption did not have a material impact on its results of operations, financial position, and liquidity. See Note 8 for additional disclosures.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140,” (“SFAS 155”), effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. Additionally, SFAS 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 also amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Corporation adopted SFAS 155 at the beginning of 2007 and the adoption did not have a material impact on its results of operations, financial position, and liquidity.

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

	For the three months ended March 31,
	2007	2006
	(In Thousands, except per share data)
Net income	$73,395	$81,707

Weighted average shares outstanding	127,988	135,114
Effect of dilutive stock awards and unsettled share repurchases	1,311	1,290

Diluted weighted average shares outstanding	129,299	136,404

Basic earnings per share	$0.57	$0.60

Diluted earnings per share	$0.57	$0.60

NOTE 5: Stock-Based Compensation
The fair value of stock options granted is estimated on the date of grant using a Black-Scholes option pricing model, while the fair value of restricted stock shares is their fair market value on the date of grant. The fair values of stock awards are amortized as compensation expense on a straight-line basis over the vesting period of the grants. Compensation expense recognized is included in personnel expense in the consolidated statements of income.
Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock option represents the period of time that stock options are expected to be outstanding and is estimated using historical data of stock option exercises and forfeitures. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the historical volatility of the Corporation’s stock. The following assumptions were used in estimating the fair value for options granted in the comparable first quarter periods of 2007 and 2006:

	2007	2006
Dividend yield	3.42%	3.23%
Risk-free interest rate	4.81%	4.44%
Expected volatility	19.31%	23.98%
Weighted average expected life	6 yrs	6 yrs
Weighted average per share fair value of options	$6.07	$6.97
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

A summary of the Corporation’s stock-based compensation activity for the year ended December 31, 2006 and for the three months ended March 31, 2007, is presented below.

			Weighted Average	Aggregate Intrinsic
		Weighted Average	Remaining	Value
Stock Options	Shares	Exercise Price	Contractual Term	(000s)

Outstanding at December 31, 2005	7,859,686	$25.40
Granted	77,000	32.28
Exercised	(1,316,932)	22.58
Forfeited	(153,272)	31.43

Outstanding at December 31, 2006	6,466,482	$25.91	5.95	$57,985

Options exercisable at December 31, 2006	6,081,776	$25.67	5.85	$56,005

Outstanding at December 31, 2006	6,466,482	$25.91
Granted	1,037,145	33.89
Exercised	(641,242)	23.70
Forfeited	(36,400)	28.61

Outstanding at March 31, 2007	6,825,985	$27.32	6.41	$42,878

Options exercisable at March 31, 2007	5,718,630	$26.07	5.76	$43,065

The following table summarizes information about the Corporation’s nonvested stock compensation activity for the year ended December 31, 2006, and for the three months ended March 31, 2007.

		Weighted Average
Stock Options	Shares	Grant Date Fair Value

Nonvested at December 31, 2005	1,003,891	$6.00
Granted	77,000	6.97
Vested	(668,362)	5.87
Forfeited	(27,823)	6.26

Nonvested at December 31, 2006	384,706	$6.40

Granted	1,037,145	6.07
Vested	(311,371)	6.28
Forfeited	(3,125)	6.07

Nonvested at March 31, 2007	1,107,355	$6.12

For the quarter ended March 31, 2007 and the year ended December 31, 2006, the intrinsic value of stock options exercised was $6.9 million and $14.6 million, respectively. (Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option.) For the quarters ended March 31, 2007 and 2006, the Corporation recognized compensation expense of $0.6 million and $0.2 million, respectively, for the vesting of stock options. For the full year 2006, the Corporation recognized compensation expense of $0.9 million for the vesting of stock options. At March 31, 2007, the Corporation had $6.1 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 32 months.
The following table summarizes information about the Corporation’s restricted stock shares activity for the year ended December 31, 2006, and for the three months ended March 31, 2007.

		Weighted Average
Restricted Stock	Shares	Grant Date Fair Value

Outstanding at December 31, 2005	72,500	$28.70
Granted	92,300	33.50
Vested	(15,000)	23.25
Forfeited	(21,900)	32.78

Outstanding at December 31, 2006	127,900	$32.11

Granted	114,000	33.88
Vested	(28,220)	33.60
Forfeited	—	—

Outstanding at March 31, 2007	213,680	$32.86

The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period. For performance-based restricted stock shares, the Corporation estimates the degree to which performance conditions will be met to determine the number of shares which will vest and the related compensation expense prior to the vesting date. Compensation expense is adjusted in the period such estimates change. At March 31, 2007, there were 25,500 shares of performance-based restricted stock shares that will vest only if certain earnings per share goals and service conditions are achieved. Failure to achieve the goals and service conditions will result in all or a portion of these shares being forfeited.
Expense for restricted stock awards of approximately $0.4 million was recorded for both the three months ended March 31, 2007 and 2006, while expense for restricted stock awards of approximately $1.0 million was recognized for the full year 2006. The Corporation had $5.4 million of unrecognized compensation costs related to restricted stock shares at March 31, 2007, that is expected to be recognized over a weighted-average period of 25 months.
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
NOTE 6: Business Combinations
As required, the Corporation’s acquisitions are accounted for under the purchase method of accounting; thus, the results of operations of each acquired entity prior to its respective consummation date are not included in the accompanying consolidated financial statements. When valuing acquisitions, the Corporation considers a range of valuation methodologies, including comparable publicly-traded companies, comparable precedent transactions, and discounted cash flow. For the pending acquisition noted below, the resulting purchase price is anticipated to exceed the value of the net assets acquired. To record the transaction, the Corporation assigns estimated fair values to the assets acquired, including identifying and measuring acquired intangible assets, and to liabilities assumed (using sources of information such as observable market prices or discounted cash flows). To identify intangible assets that should be measured, the Corporation determines if the asset arose from contractual or other legal rights or if the asset is capable of being separated from the acquired entity. When valuing identified intangible assets, the Corporation generally relies on valuation reports by independent third parties. In each acquisition, the excess cost of the acquisition over the fair value of the net assets acquired is allocated to goodwill.
Pending Business Combination:
First National Bank of Hudson (“First National Bank”): On January 17, 2007, the Corporation announced the signing of a definitive agreement to acquire First National Bank. First National Bank is a $0.4 billion community bank headquartered in Woodbury, Minnesota, with eight banking locations in the Greater Twin Cities area.
Completed Business Combination:
There were no completed business combinations during 2006 or in 2007 through March 31, 2007.

NOTE 7: Investment Securities
The amortized cost and fair values of securities available for sale were as follows.

	March 31, 2007	December 31, 2006
	($ in Thousands)
Amortized cost	$3,462,354	$3,438,437
Gross unrealized gains	30,075	31,697
Gross unrealized losses	(24,697)	(33,513)

Fair value	$3,467,732	$3,436,621

In March 2006, $0.7 billion of investment securities were sold as part of the Corporation’s initiative to reduce wholesale borrowings. Investment securities sales included losses of $15.8 million, offset by gains of $18.3 million on equity security sales, resulting in a net $2.5 million gain for first quarter 2006. While during the remainder of 2006 there were gains realized on equity securities sold and a $2.0 million other-than-temporary impairment write-down (discussed below), there were no other losses on sales of investment securities during 2006. The Corporation does not have a historical pattern of restructuring its balance sheet through large investment reductions. Balance sheet and net interest margin challenges in the first quarter of 2006 led to the targeted sale decision in support of its wholesale funding reduction initiative, and did not change the Corporation’s intent on the remaining investment portfolio. For the first quarter of 2007, the Corporation recognized gains of $1.0 million on sales of equity securities.
The following represents gross unrealized losses and the related fair value of securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2007.

	Less than 12 months		12 months or more		Total
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	($ in Thousands)
March 31, 2007:
U. S. Treasury securities	$(9)	$25,915	$(4)	$996	$(13)	$26,911
Federal agency securities	(4)	9,969	(340)	48,520	(344)	58,489
Obligations of state and political subdivisions	(79)	13,121	(1,701)	163,566	(1,780)	176,687
Mortgage-related securities	(61)	50,277	(22,376)	1,685,765	(22,437)	1,736,042
Other securities (debt and equity)	(27)	2,091	(96)	6,231	(123)	8,322

Total	$(180)	$101,373	$(24,517)	$1,905,078	$(24,697)	$2,006,451

Management does not believe any individual unrealized loss at March 31, 2007 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-related securities relate primarily to mortgage-backed securities issued by government agencies such as the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation (“FHLMC”). These unrealized losses are primarily attributable to changes in interest rates and not credit deterioration. The Corporation currently has both the intent and ability to hold the securities contained in the previous table for a time necessary to recover the amortized cost.
At March 31, 2007, the Corporation owned certain preferred stock securities that were determined to have an other-than-temporary impairment that resulted in write-downs to earnings of prior years (with no write-downs in 2007) on the related securities. One preferred stock security holding was determined to have an other-than-temporary impairment that resulted in a write-down on the security of $2.0 million during 2006 (effectively reducing the carrying value of this preferred stock holding to zero). Three FHLMC preferred stock securities were determined to have an other-than-temporary impairment that resulted in a write-down on these securities of $2.2 million during 2004 (with no additional other-than-temporary write-downs on these securities subsequent to 2004). At March 31, 2007, these FHLMC preferred stock securities were in an unrealized gain position with an amortized cost of $8.4 million and a fair value of $9.7 million.

For comparative purposes, the following represents gross unrealized losses and the related fair value of investment securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006.

	Less than 12 months		12 months or more		Total
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
			($ in Thousands)
December 31, 2006:
U. S. Treasury securities	$(3)	$2,458	$(6)	$993	$(9)	$3,451
Federal agency securities	(20)	24,906	(452)	33,428	(472)	58,334
Obligations of state and political subdivisions	(103)	18,444	(1,684)	165,306	(1,787)	183,750
Mortgage-related securities	(275)	94,806	(30,812)	1,804,884	(31,087)	1,899,690
Other securities (debt and equity)	(13)	355	(145)	7,682	(158)	8,037

Total	$(414)	$140,969	$(33,099)	$2,012,293	$(33,513)	$2,153,262

NOTE 8: Mortgage Servicing Rights
The Corporation sells residential mortgage loans in the secondary market and typically retains the right to service the loans sold. Upon sale, a mortgage servicing rights asset is capitalized, which represents the then current fair value of future net cash flows expected to be realized for performing servicing activities. Mortgage servicing rights, when purchased, are initially recorded at fair value (i.e. the purchase price paid). As the Corporation has not elected to subsequently measure any class of servicing assets under the fair value measurement method, the Corporation follows the amortization method. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income, and assessed for impairment at each reporting date. Mortgage servicing rights are carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value, and are included in other intangible assets, net in the consolidated balance sheets. At March 31, 2007 and December 31, 2006, the fair value of the mortgage servicing rights was $54.9 million and $76.7 million, respectively.
The Corporation periodically evaluates its mortgage servicing rights asset for impairment. Impairment is assessed based on fair value at each reporting date using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate). The value of mortgage servicing rights is adversely affected when mortgage interest rates decline and mortgage loan prepayments increase. A valuation allowance is established, through a charge to earnings, to the extent the amortized cost of the mortgage servicing rights exceeds the estimated fair value by stratification. If it is later determined that all or a portion of the temporary impairment no longer exists for a stratification, the valuation is reduced through a recovery to earnings. An other-than-temporary impairment (i.e., recoverability is considered remote when considering interest rates and loan pay off activity) is recognized as a write-down of the mortgage servicing rights asset and the related valuation allowance (to the extent a valuation reserve is available) and then against earnings. A direct write-down permanently reduces the carrying value of the mortgage servicing rights asset and valuation allowance, precluding subsequent recoveries.
Mortgage servicing rights expense is a component of mortgage banking, net, in the consolidated statements of income. The $6.2 million mortgage servicing rights expense for first quarter 2007 was comprised of $5.0 million of base amortization and a $1.2 million addition to the valuation allowance, while the $3.7 million mortgage servicing rights expense for first quarter 2006 was comprised of base amortization of $5.1 million and a $1.4 million reversal to the valuation allowance. For the full year 2006, the $18.1 million mortgage servicing rights expense included $20.4 million base amortization, net of a $2.3 million reversal to the valuation allowance.

A summary of changes in the balance of the mortgage servicing rights asset and the mortgage servicing rights valuation allowance was as follows.

	At or for the	At or for the
	Three months ended	Year ended
	March 31, 2007	December 31, 2006
	($ in Thousands)
Mortgage servicing rights:
Mortgage servicing rights at beginning of period	$71,694	$76,236
Additions	3,801	15,866
Sale of servicing (1)	(15,868)	—
Amortization	(5,037)	(20,400)
Other-than-temporary impairment	(27)	(8)

Mortgage servicing rights at end of period	$54,563	$71,694

Valuation allowance at beginning of period	(5,074)	(7,395)
(Additions) / Reversals, net	(1,174)	2,313
Other-than-temporary impairment	27	8

Valuation allowance at end of period	(6,221)	(5,074)

Mortgage servicing rights, net	$48,342	$66,620

Portfolio of residential mortgage loans serviced for others (1)	$6,087,000	$8,330,000
Mortgage servicing rights, net to Portfolio of residential mortgage loans serviced for others	0.79%	0.80%
Mortgage servicing rights expense (2)	$6,211	$18,087

(1)	The Corporation sold approximately $2.3 billion of its mortgage portfolio serviced for others with a carrying value of $15.9 million in the first quarter of 2007 at a $7.8 million gain, included in mortgage banking, net in the consolidated statements of income.

(2)	Includes the amortization of mortgage servicing rights and additions/reversals to the valuation allowance of mortgage servicing rights, and is a component of mortgage banking, net in the consolidated statements of income.
The estimated future amortization expense for mortgage servicing rights over the remainder of 2007 and the next five years (based on existing asset balances, the current interest rate environment, and prepayment speeds as of March 31, 2007) are projected to be: $10.3 million for the remaining nine months of 2007, and $11.4 million, $8.6 million, $6.8 million, $5.2 million, and $3.4 million for the years ended 2008, 2009, 2010, 2011, and 2012, respectively. The actual amortization expense recognized in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable.
NOTE 9: Long-term Funding
Long-term funding (funding with original contractual maturities greater than one year) was as follows.

	March 31,	December 31,
	2007	2006
	($ in Thousands)
Federal Home Loan Bank advances	$819,957	$923,264
Bank notes	400,000	625,000
Repurchase agreements	105,000	105,000
Subordinated debt, net	199,349	199,311
Junior subordinated debentures, net	216,629	216,399
Other borrowed funds	2,168	2,168

Total long-term funding	$1,743,103	$2,071,142

Federal Home Loan Bank advances: Long-term advances from the Federal Home Loan Bank (“FHLB”) had maturities through 2020 and had weighted-average interest rates of 4.53% at March 31, 2007, compared to 4.04% at December 31, 2006. These advances had a combination of fixed and variable contractual rates, of which, 24% were variable at March 31, 2007, while 22% were variable at December 31, 2006.

Bank notes: The long-term bank notes had maturities through 2008 and had weighted-average interest rates of 5.03% at March 31, 2007, and 5.18% at December 31, 2006. These notes had a combination of fixed and variable rates, of which 75% was variable rate at March 31, 2007, compared to 84% variable rate at December 31, 2006.
Repurchase agreements: The long-term repurchase agreements had maturities through 2009 and had weighted-average interest rates of 4.79% at March 31, 2007, and 4.81% at December 31, 2006. These repurchase agreements were 100% variable rate for all periods presented.
Subordinated debt: In August 2001, the Corporation issued $200 million of 10-year subordinated debt. This debt was issued at a discount and has a fixed coupon interest rate of 6.75%. The subordinated debt qualifies under the risk-based capital guidelines as Tier 2 supplementary capital for regulatory purposes.
Junior subordinated debentures: The Corporation has $180.4 million of junior subordinated debentures (“ASBC Debentures”), which carry a fixed rate of 7.625% and mature on June 15, 2032. The Corporation has the right to redeem the ASBC Debentures, at par, on or after May 30, 2007. During 2002, the Corporation entered into interest rate swaps to hedge the interest rate risk on the ASBC Debentures. The fair value of the derivative was a $0.6 million loss at March 31, 2007, compared to a $1.0 million loss at December 31, 2006. The carrying value of the ASBC Debentures was $179.5 million and $179.3 million at March 31, 2007 and December 31, 2006, respectively. With its October 2005 acquisition, the Corporation acquired $30.9 million of variable rate junior subordinated debentures (the “SFSC Debentures”), from two equal issuances, of which one pays a variable rate adjusted quarterly based on the 90-day LIBOR plus 2.80% (or 8.16% at March 31, 2007) and matures April 23, 2034, and the other which pays a variable rate adjusted quarterly based on the 90-day LIBOR plus 3.45% (or 8.81% at March 31, 2007) and matures November 7, 2032. The Corporation has the right to redeem the SFSC Debentures, at par, on January 23, 2009, and November 7, 2007, respectively, and quarterly thereafter. The carrying value of the SFSC Debentures was $37.1 million at both March 31, 2007 and December 31, 2006.
NOTE 10: Other Comprehensive Income
A summary of activity in accumulated other comprehensive income follows.

	Three Months Ended		Year Ended
	March 31, 2007	March 31, 2006	December 31, 2006
		($ in Thousands)
Net income	$73,395	$81,707	$316,645
Other comprehensive income (loss):
Net gains (losses) on investment securities available for sale:
Net unrealized gains (losses)	8,229	(6,103)	8,790
Reclassification adjustment for net gains realized in net income	(1,035)	(2,456)	(4,722)
Income tax expense (benefit)	(2,501)	2,993	(1,519)
Amortization of adjustment for adoption of SFAS 158:
Prior service cost	111	—	—
Net loss	215
Income tax benefit	(130)	—	—

Total other comprehensive income (loss)	4,889	(5,566)	2,549

Comprehensive income	$78,284	$76,141	$319,194

NOTE 11: Income Taxes
The Corporation and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states jurisdictions. Generally, the Corporation is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 1999.
The Corporation adopted the provisions of FIN 48 effective January 1, 2007, resulting in no cumulative effect adjustment to retained earnings as of the date of adoption. As of January 1, 2007, the gross amount of unrecognized tax benefits was $29 million. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $21 million.
The Corporation recognizes interest and penalties accrued related to unrecognized tax benefits in the income tax expense line of the consolidated statements of income. As of January 1, 2007, the Corporation had expensed $4 million of interest and penalties on unrecognized tax benefits. Management does not anticipate significant adjustments to the total amount of unrecognized tax benefits within the next twelve months.
NOTE 12: Derivative and Hedging Activities
The table below identifies the Corporation’s derivative instruments, excluding mortgage derivatives, at March 31, 2007 and December 31, 2006, as well as which instruments receive hedge accounting treatment. Included in the table below for both March 31, 2007 and December 31, 2006, were customer interest rate swaps and interest rate caps for which the Corporation has mirror swaps and caps. The fair value of these customer swaps and caps and of the mirror swaps and caps is recorded in earnings and the net impact for the first quarter periods of 2007 and 2006, and full year 2006 was immaterial.

	Notional	Estimated Fair	Weighted Average
	Amount	Market Value	Receive Rate	Pay Rate	Maturity
	($ in Thousands)
March 31, 2007
Swaps–receive fixed / pay variable (1)	$175,000	$(645)	7.63%	6.37%	307 months
Customer and mirror swaps (2)	466,704	—	4.98%	4.98%	60 months
Customer and mirror caps (2)	22,197	—	—	—	29 months

(1)	Fair value hedge accounting is applied on $175 million notional, which hedges a long-term, fixed-rate subordinated debenture.

(2)	Hedge accounting is not applied on $489 million notional of interest rate swaps and caps entered into with our customers whose value changes are offset by mirror swaps and caps entered into with third parties.

	Notional	Estimated Fair	Weighted Average
	Amount	Market Value	Receive Rate	Pay Rate	Maturity
	($ in Thousands)
December 31, 2006
Swaps–receive fixed / pay variable (3)	$175,000	$(979)	7.63%	6.38%	310 months
Customer and mirror swaps (4)	434,178	—	4.91%	4.91%	63 months
Customer and mirror caps (4)	22,197	—	—	—	32 months

(3)	Fair value hedge accounting is applied on $175 million notional, which hedges a long-term, fixed-rate subordinated debenture.

(4)	Hedge accounting is not applied on $456 million notional of interest rate swaps and caps entered into with our customers whose value changes are offset by mirror swaps and caps entered into with third parties.
For the first quarter of 2007, the Corporation recognized combined ineffectiveness of $45,000 (which increased net interest income), relating to the Corporation’s fair value hedge of a long-term, fixed rate subordinated debenture. The Corporation recognized combined ineffectiveness of $45,000 for first quarter 2006 and $1.1 million for full year 2006 relating to the Corporation’s fair value hedges of long-term, fixed-rate commercial loans and a long-term, fixed-rate subordinated debenture. No components of the derivatives change in fair value were excluded from the assessment of hedge effectiveness. Prior to March 31, 2006, the Corporation had been using the short cut method of assessing hedge effectiveness for a fair value hedge with $175 million notional balance hedging a long-term, fixed-rate subordinated debenture. Effective March 31, 2006, the Corporation de-designated the hedging relationship under the short cut method and re-designated the hedging relationship under a long-haul method utilizing the same instruments. This hedging relationship accounts for the majority of ineffectiveness recorded in 2006. In December 2006, the Corporation terminated all swaps hedging long-term, fixed-rate commercial loans for a net gain of approximately $0.8 million.

For the mortgage derivatives, which are not included in the table above and are not accounted for as hedges, changes in the fair value are recorded to mortgage banking, net. The fair value of the mortgage derivatives at March 31, 2007, was a net loss of $0.9 million, comprised of the net loss on commitments to fund approximately $143 million of loans to individual borrowers and the net gain on commitments to sell approximately $199 million of loans to various investors. The fair value of the mortgage derivatives at March 31, 2006, was a net loss of $0.8 million, comprised of the net loss on commitments to fund approximately $129 million of loans to individual borrowers and the net gain on commitments to sell approximately $154 million of loans to various investors. The fair value of the mortgage derivatives at December 31, 2006, was a net loss of $0.7 million, comprised of the net loss on commitments to fund approximately $91 million of loans to individual borrowers and the net gain on commitments to sell approximately $138 million of loans to various investors.
NOTE 13: Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related and other commitments (see below) and derivative instruments (see Note 12).
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
Lending-related commitments include commitments to extend credit, commitments to originate residential mortgage loans held for sale, commercial letters of credit, and standby letters of credit. Commitments to extend credit are agreements to lend to customers at predetermined interest rates as long as there is no violation of any condition established in the contracts. Commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments, and the fair value of these commitments is recorded on the consolidated balance sheets. The Corporation’s derivative and hedging activity is further described in Note 12. Commercial and standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and the third party, while standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party.

	March 31, 2007	December 31, 2006
	($ in Thousands)
Commitments to extend credit, excluding commitments to originate mortgage loans (1)	$6,690,257	$6,067,120
Commercial letters of credit (1)	23,809	22,568
Standby letters of credit (2)	608,751	608,352

(1)	These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and thus are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and is not material at March 31, 2007 or December 31, 2006.

(2)	The Corporation has established a liability of $4.8 million at both March 31, 2007 and December 31, 2006, respectively, as an estimate of the fair value of these financial instruments.

Other Commitments
The Corporation has principal investment commitments to provide capital-based financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in low-income housing, small-business commercial real estate, and historic tax credit projects to promote the revitalization of low-to-moderate-income neighborhoods throughout the local communities of its bank subsidiary. As a limited partner in these unconsolidated projects, the Corporation is allocated tax credits and deductions associated with the underlying projects. As of March 31, 2007, the Corporation’s commitment for all these investments was $41 million (of which, $22 million was funded), while at December 31, 2006, the Corporation’s commitment for all these investments was $33 million (of which, $16 million was funded). The aggregate carrying value of these investments at March 31, 2007, was $18 million, included in other assets on the consolidated balance sheets, compared to $13 million at December 31, 2006.
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
Residential mortgage loans sold to others are predominantly sold on a nonrecourse basis. The Corporation’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability, which if subsequently are untrue or breached, could require the Corporation to repurchase certain loans affected. There have been insignificant instances of repurchase under representations and warranties. To a much lesser degree, the Corporation may sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and/or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues. At March 31, 2007 and December 31, 2006, there was approximately $28 million and $27 million, respectively, of loans sold with such recourse risk, upon which there have been insignificant instances of repurchase. Finally, a thrift retained the credit risk on the underlying loans it sold to the FHLB, prior to its acquisition by the Corporation in October 2004, in exchange for a monthly credit enhancement fee. At March 31, 2007 and December 31, 2006, there were $1.7 billion and $1.8 billion, respectively, of such loans with credit risk recourse, upon which there have been negligible historical losses.
NOTE 14: Retirement Plans
The Corporation has a noncontributory defined benefit retirement plan (the Retirement Account Plan (“RAP”)) covering substantially all full-time employees. The benefits are based primarily on years of service and the employee’s compensation paid. Employees of acquired entities generally participate in the RAP after consummation of the business combinations. The plans of acquired entities are typically merged into the RAP after completion of the mergers, and credit is usually given to employees for years of service at the acquired institution for vesting and eligibility purposes. In connection with the First Federal acquisition in October 2004, the Corporation assumed the First Federal pension plan (the “First Federal Plan”). The First Federal Plan was frozen on December 31, 2004, and qualified participants in the First Federal Plan became eligible to participate in the RAP as of January 1, 2005. Additional discussion and information on the RAP and the First Federal Plan are collectively referred to below as the “Pension Plan.”
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
The components of net periodic benefit cost for the Pension and Postretirement Plans for the three months ended March 31, 2007 and 2006, and for the full year 2006 were as follows.

	Three Months Ended		Year Ended
	March 31,		December 31
	2007	2006	2006
		($ in Thousands)
Components of Net Periodic Benefit Cost

Pension Plan:
Service cost	$2,525	$2,525	$9,546
Interest cost	1,443	1,350	5,335
Expected return on plan assets	(2,825)	(2,264)	(9,551)
Amortization of:
Transition asset	—	(23)	(88)
Prior service cost	12	13	47
Actuarial loss	215	274	1,035

Subtotal net periodic benefit cost	$1,370	$1,875	$6,324
Settlement charge	—	—	102

Total net periodic benefit cost	$1,370	$1,875	$6,426

Postretirement Plan:
Interest cost	$79	$79	$311
Amortization of prior service cost	99	84	395

Total net periodic benefit cost	$178	$163	$706

The Corporation’s funding policy is to pay at least the minimum amount required by the funding requirements of federal law and regulations, with consideration given to the maximum funding amounts allowed. The Corporation contributed $10 million to its Pension Plan during the first quarter of 2007, and as of March 31, 2007, does not expect to make additional contributions for the remainder of 2007. The Corporation regularly reviews the funding of its Pension Plan.

NOTE 15: Segment Reporting
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

Selected segment information is presented below.

		Wealth
	Banking	Management	Other	Consolidated Total
	($ in Thousands)
As of and for the three months ended March 31, 2007

Net interest income	$158,916	$130	$—	$159,046
Provision for loan losses	5,082	—	—	5,082
Noninterest income	62,475	26,233	(971)	87,737
Depreciation and amortization	12,327	441	—	12,768
Other noninterest expense	104,277	17,099	(971)	120,405
Income taxes	31,604	3,529	—	35,133

Net income	$68,101	$5,294	$—	$73,395

Percent of consolidated net income	93%	7%	—%	100%

Total assets	$20,442,932	$101,783	$(37,302)	$20,507,413

Percent of consolidated total assets	100%	—%	—%	100%

Total revenues *	$221,391	$26,363	$(971)	$246,783
Percent of consolidated total revenues	90%	10%	—	100%

As of and for the three months ended March 31, 2006

Net interest income	$166,740	$129	$—	$166,869
Provision for loan losses	4,465	—	—	4,465
Noninterest income	51,936	24,708	(791)	75,853
Depreciation and amortization	13,223	531	—	13,754
Other noninterest expense	98,961	16,627	(791)	114,797
Income taxes	24,927	3,072	—	27,999

Net income	$77,100	$4,607	$—	$81,707

Percent of consolidated net income	94%	6%	—%	100%

Total assets	$21,455,894	$93,327	$(30,361)	$21,518,860

Percent of consolidated total assets	100%	—%	—%	100%

Total revenues *	$218,676	$24,837	$(791)	$242,722
Percent of consolidated total revenues	90%	10%	—	100%

*	Total revenues for this segment disclosure are defined to be the sum of net interest income plus noninterest income, net of mortgage servicing rights amortization.

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
Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, could affect the future financial results of the Corporation and could cause those results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document. These factors, many of which are beyond the Corporation’s control, include the following:
▪	operating, legal, and regulatory risks;

▪	economic, political, and competitive forces affecting the Corporation’s banking, securities, asset management, insurance, and credit services businesses;

▪	integration risks related to acquisitions;

▪	impact on net interest income of changes in monetary policy and general economic conditions; and

▪	the risk that the Corporation’s analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.
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
Mortgage Servicing Rights Valuation: The fair value of the Corporation’s mortgage servicing rights asset is important to the presentation of the consolidated financial statements since the mortgage servicing rights are carried on the consolidated balance sheet at the lower of amortized cost or estimated fair value. Mortgage servicing rights do not trade in an active open market with readily observable prices. As such, like other participants in the mortgage banking business, the Corporation relies on an internal discounted cash flow model to estimate the fair value of its mortgage servicing rights. The use of an internal discounted cash flow model involves judgment, particularly of estimated prepayment speeds of underlying mortgages serviced and the overall level of interest rates. Loan type and note rate are the predominant risk characteristics of the underlying loans used to stratify capitalized mortgage servicing rights for purposes of measuring impairment. The Corporation periodically reviews the assumptions underlying the valuation of mortgage servicing rights. In addition, the Corporation consults periodically with third parties as to the assumptions used and to determine that the Corporation’s valuation is consistent with the third party valuation. While the Corporation believes that the values produced by its internal model are indicative of the fair value of its mortgage servicing rights portfolio, these values can change significantly depending upon key factors, such as the then current interest rate environment, estimated prepayment speeds of the underlying mortgages serviced, and other economic conditions. To better understand the sensitivity of the impact on prepayment speeds to changes in interest rates, if mortgage interest rates moved up 50 basis points (“bp”) at March 31, 2007 (holding all other factors unchanged), it is anticipated that prepayment speeds would have slowed and the modeled estimated value of mortgage servicing rights could have been $2 million higher than that determined at March 31, 2007 (leading to more valuation allowance reversal and an increase in net mortgage banking income). Conversely, if mortgage interest rates moved down 50 bp, prepayment speeds would have likely increased and the modeled estimated value of mortgage servicing rights could have been $3 million lower (leading to adding more valuation allowance and a decrease in net mortgage banking income). The proceeds that might be received should the Corporation actually consider a sale of some or all of the mortgage servicing rights portfolio could differ from the amounts reported at any point in time. The Corporation believes the mortgage servicing rights asset is properly recorded in the consolidated financial statements. See Note 8, “Mortgage Servicing Rights,” of the notes to consolidated financial statements and section “Noninterest Income.”
Derivative Financial Instruments and Hedge Accounting: In various aspects of its business, the Corporation uses derivative financial instruments to modify exposures to changes in interest rates and market prices for other financial instruments. Derivative instruments are required to be carried at fair value on the balance sheet with changes in the fair value recorded directly in earnings. To qualify for and maintain hedge accounting, the Corporation must meet formal documentation and effectiveness evaluation requirements both at the hedge’s inception and on an ongoing basis. The application of the hedge accounting policy requires strict adherence to documentation and effectiveness testing requirements, judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings, and measurement of changes in the fair value of hedged items. If in the future derivative financial instruments used by the Corporation no longer qualify for hedge accounting, the impact on the consolidated results of operations and reported earnings could be significant. When hedge accounting is discontinued, the Corporation would continue to carry the derivative on the balance sheet at its fair value; however, for a cash flow derivative changes in its fair value would be recorded in earnings instead of through other comprehensive income, and for a fair value derivative the changes in fair value of the hedged asset or liability would no longer be recorded through earnings. Prior to March 31, 2006, the Corporation had been using the short cut method of assessing hedge effectiveness for a fair value hedge with $175 million notional balance, hedging a long-term, fixed-rate subordinated debenture. Effective March 31, 2006, the Corporation de-designated the hedging relationship under the short cut method and re-designated the hedging relationship under a long-haul method utilizing the same instruments. This hedging relationship accounts for the majority of the ineffectiveness recorded in 2006. In December 2006, the Corporation terminated all swaps hedging long-term, fixed-rate commercial loans for a net gain of approximately $0.8 million. At March 31, 2007 and December 31, 2006, the only remaining hedge accounting is on interest rate swaps hedging a $175 million long-term, fixed-rate subordinated debenture. The Corporation continues to evaluate its future hedging strategies. See Note 12, “Derivative and Hedging Activities,” of the notes to consolidated financial statements.
Income Taxes: The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgment concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. The Corporation believes the tax assets and liabilities are adequate and properly recorded in the consolidated financial statements. See Note 3, “New Accounting Pronouncements,” and Note 11, “Income Taxes,” of the notes to consolidated financial statements and section “Income Taxes.”
Segment Review
As described in Note 15, “Segment Reporting,” of the notes to consolidated financial statements, the Corporation’s primary reportable segment is banking. Banking consists of lending, deposit gathering, and other banking-related products and services to businesses, governmental units, and consumers, as well as the support to deliver, fund, and manage such banking services. The Corporation’s wealth management segment provides products and a variety of fiduciary, investment management, advisory, and Corporate agency services to assist customers in building, investing, or protecting their wealth, including insurance, brokerage, and trust/asset management.
Note 15, “Segment Reporting,” of the notes to consolidated financial statements, indicates that the banking segment represents 93% of consolidated net income and 90% of total revenues (as defined in the Note) for the first quarter of 2007. The Corporation’s profitability is predominantly dependent on net interest income, noninterest income, the level of the provision for loan losses, noninterest expense, and taxes of its banking segment. The consolidated discussion therefore predominantly describes the banking segment results. The critical accounting policies primarily affect the banking segment, with the exception of income taxes, which affects both the banking and wealth management segments (see section “Critical Accounting Policies”).
The contribution from the wealth management segment to consolidated net income and total revenues (as defined and disclosed in Note 15, “Segment Reporting,” of the notes to consolidated financial statements) was approximately 7% and 6%, respectively, for the comparable first quarter periods in 2007 and 2006. Wealth management segment revenues were up $1.5 million (6%) and expenses were up $0.4 million (2%) between the comparable first quarter periods of 2007 and 2006. Wealth segment assets (which consist predominantly of cash equivalents, investments, customer receivables, goodwill and intangibles) were up $8.5 million (9%) between March 31, 2007 and March 31, 2006, predominantly cash equivalents. The major components of wealth management revenues are trust fees, insurance fees and commissions, and brokerage commissions, which are individually discussed in section “Noninterest Income.” The major expenses for the wealth management segment are personnel expense (74% and 70%, respectively, of total segment noninterest expense for first quarter 2007 and the comparable period in 2006), as well as occupancy, processing, and other costs, which are covered generally in the consolidated discussion in section “Noninterest Expense.”
Results of Operations – Summary
Net income for the three months ended March 31, 2007, totaled $73.4 million, or $0.57 for both basic and diluted earnings per share. Comparatively, net income for the three months ended March 31, 2006, totaled $81.7 million, or $0.60 for both basic and diluted earnings per share. For the first quarter of 2007 the annualized return on average assets was 1.46% and the annualized return on average equity was 13.35%, compared to 1.52% and 14.16%, respectively, for the comparable period in 2006. The net interest margin for the first three months of 2007 was 3.62% compared to 3.48% for the first three months of 2006.
TABLE 1
Summary Results of Operations: Trends
($ in Thousands, except per share data)

	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
	2007	2006	2006	2006	2006

Net income (Quarter)	$73,395	$74,501	$76,888	$83,549	$81,707
Net income (Year-to-date)	73,395	316,645	242,144	165,256	81,707

Earnings per share – basic (Quarter)	$0.57	$0.58	$0.58	$0.63	$0.60
Earnings per share – basic (Year-to-date)	0.57	2.40	1.82	1.24	0.60

Earnings per share – diluted (Quarter)	$0.57	$0.57	$0.58	$0.63	$0.60
Earnings per share – diluted (Year-to-date)	0.57	2.38	1.81	1.23	0.60

Return on average assets (Quarter)	1.46%	1.43%	1.46%	1.58%	1.52%
Return on average assets (Year-to-date)	1.46	1.50	1.52	1.55	1.52

Return on average equity (Quarter)	13.35%	13.19%	13.36%	14.86%	14.16%
Return on average equity (Year-to-date)	13.35	13.89	14.12	14.51	14.16

Return on tangible average equity (Quarter) (1)	22.63%	22.31%	22.32%	25.18%	23.48%
Return on tangible average equity (Year-to-date) (1)	22.63	23.31	23.64	24.31	23.48

Efficiency ratio (Quarter) (2)	52.22%	50.26%	50.19%	49.82%	51.00%
Efficiency ratio (Year-to-date) (2)	52.22	50.31	50.33	50.40	51.00

Net interest margin (Quarter)	3.62%	3.64%	3.63%	3.59%	3.48%
Net interest margin (Year-to-date)	3.62	3.62	3.56	3.53	3.48

(1)	Return on tangible average equity = Net income divided by average equity excluding average goodwill and other intangible assets. This is a non-GAAP financial measure.

(2)	Efficiency ratio = Noninterest expense divided by sum of taxable equivalent net interest income plus noninterest income, excluding investment securities gains (losses), net, and asset sales gains (losses), net.
Net Interest Income and Net Interest Margin
Net interest income on a taxable equivalent basis for the three months ended March 31, 2007, was $165.6 million, a decrease of $7.9 million or 4.6% versus the comparable period last year. As indicated in Tables 2 and 3, the decrease in taxable equivalent net interest income was attributable to both unfavorable volume variances (as changes in the balances and mix of earning assets and interest-bearing liabilities reduced taxable equivalent net interest income by $4.8 million) and rate variances (as the impact of changes in the interest rate environment and product pricing reduced taxable equivalent net interest income by $3.1 million).
The net interest margin for the first three months of 2007 was 3.62%, 14 bp higher than 3.48% for the same period in 2006. This comparable period increase was a function of a 14 bp higher contribution from net free funds (reflecting both the higher volume and value of noninterest-bearing deposits and other net free funds). Interest rate spread remained unchanged at 3.01%, the net result of the cost of interest-bearing liabilities and the yield on earning assets each rising by 65 bp.
The Federal Reserve raised interest rates by 25 bp four times during the first half of 2006 and rates have been unchanged since, resulting in a level Federal funds rate of 5.25% for first quarter 2007, 82 bp higher than the 4.43% average during the first quarter 2006. The benefits to the margin from the interest rate increases were substantially offset by the more prominently inverted yield curve (i.e., rising short-term interest rates without commensurate increases to longer-term interest rates) and competitive pricing pressures, producing lower spreads on loans and higher rates on deposits.
The yield on earning assets was 7.03% for the first quarter of 2007, 65 bp higher than the comparable quarter last year, aided in part by a favorable change in mix, as higher yielding loans represented a larger percentage of earning assets. Loan yields increased 59 bp (to 7.43%). Although interest rates rose during the first half of 2006, the favorable impact on loan yields was moderated by competitive pricing on new and refinanced loans in an inverted yield curve environment and by the portion of the loan portfolio that is fixed rate and, therefore, not subject to repricing. The yield on securities and short-term investments increased 48 bp (to 5.34%), benefiting by the sale of lower-yielding investment securities in conjunction with the corporate initiative whereby cash flows from maturing or sold investments were not reinvested, but used to reduce wholesale funding and repurchase stock.
The rate on interest-bearing liabilities of 4.02% for the first quarter of 2007 was 65 bp higher than the same quarter in 2006, with the cost of funds repricing upward in the rising interest rate environment, yet benefiting from lower-costing interest-bearing deposits representing a greater percentage of average interest-bearing liabilities. Interest-bearing deposits were up 72 bp (to 3.56%), impacted by aggressive pricing especially in business and municipal deposits and a shift in customer preference from lower-priced transaction accounts to higher paying deposit products. Wholesale funding costs increased 86 bp (to 5.18%), with short-term borrowings up 80 bp (closely mirroring the year-over-year increase in average Federal funds rates) and long-term funding up 89 bp (as lower-costing bank notes and FHLB advances matured or repriced at higher rates).
Year-over-year changes in the average quarterly balance sheet were predominantly a function of the Corporation’s wholesale funding reduction strategy. In conjunction with this initiative (which began in fourth quarter 2005 and completed in third quarter 2006), cash from maturing or sold investments was not reinvested, but used to reduce wholesale borrowings and repurchase stock. As a result, average earning assets were $18.4 billion for first quarter 2007, a decrease of $1.5 billion or 7.4% from the comparable quarter last year. On average, securities and short-term investments were down $1.1 billion. Average loans were down $0.4 billion, with the decrease primarily attributable to the January 2007 sale of $0.3 billion of lower-yielding residential mortgage first liens. As a percentage of average earning assets, loans increased from 77.0% for first quarter 2006 to 81.1% in first quarter 2007 and investment securities experienced a corresponding decrease (from 23.0% for first quarter 2006 to 18.9% for first quarter 2007).
Average interest-bearing liabilities of $15.7 billion in first quarter 2007 were down $1.5 billion versus first quarter 2006. On average, interest-bearing deposits grew $99 million and noninterest-bearing demand deposits (a principal component of net free funds) were up $139 million. Given the growth in average total deposits and the decrease in average earning assets, wholesale funding balances decreased $1.6 billion between the first quarter periods, with long-term debt down $1.3 billion and short-term borrowings down $0.3 billion. As a percentage of total average interest-bearing liabilities, wholesale funds decreased from 35.4% for the first quarter 2006 to 28.5% in first quarter 2007.

TABLE 2
Net Interest Income Analysis
($ in Thousands)

	Three months ended March 31, 2007			Three months ended March 31, 2006
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

Earning assets:
Loans: (1) (2) (3) (4)
Commercial	$9,581,543	$178,441	7.55%	$9,425,306	$164,288	6.97%
Residential mortgage	2,356,944	35,383	6.04%	2,877,613	40,946	5.71%
Retail	3,019,661	60,820	8.11%	3,024,884	56,350	7.50%

Total loans	14,958,148	274,644	7.43%	15,327,803	261,584	6.84%
Investments and other (1)	3,475,838	46,380	5.34%	4,582,617	55,626	4.86%

Total earning assets	18,433,986	$321,024	7.03%	19,910,420	$317,210	6.38%
Other assets, net	1,939,089			1,961,549

Total assets	$20,373,075			$21,871,969

Interest-bearing liabilities:
Interest-bearing deposits:
Savings deposits	$882,783	$801	0.37%	$1,065,212	$943	0.36%
Interest-bearing demand deposits	1,799,385	8,587	1.94%	2,384,072	10,392	1.77%
Money market deposits	3,819,228	36,093	3.83%	2,800,403	21,352	3.09%
Time deposits, excluding Brokered CDs	4,310,365	47,594	4.48%	4,350,733	39,449	3.68%

Total interest-bearing deposits, excluding Brokered CDs	10,811,761	93,075	3.49%	10,600,420	72,136	2.76%
Brokered CDs	400,171	5,224	5.29%	512,165	5,742	4.55%

Total interest-bearing deposits	11,211,932	98,299	3.56%	11,112,585	77,878	2.84%
Wholesale funding	4,462,713	57,119	5.18%	6,092,275	65,796	4.32%

Total interest-bearing liabilities	15,674,645	$155,418	4.02%	17,204,860	$143,674	3.37%

Noninterest-bearing demand deposits	2,346,026			2,207,079
Other liabilities	123,495			120,491
Stockholders’ equity	2,228,909			2,339,539

Total liabilities and equity	$20,373,075			$21,871,969

Interest rate spread			3.01%			3.01%
Net free funds			0.61%			0.47%

Net interest income, taxable equivalent, and net interest margin		$165,606	3.62%		$173,536	3.48%

Taxable equivalent adjustment		6,560			6,667

Net interest income		$159,046			$166,869

(1)	The yield on tax exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.

(2)	Nonaccrual loans and loans held for sale have been included in the average balances.

(3)	Interest income includes net loan fees.

(4)	Commercial includes commercial, financial, and agricultural, real estate construction, commercial real estate, and lease financing; residential mortgage includes residential mortgage first liens; and retail includes home equity lines, residential mortgage junior liens, and installment loans (such as educational and other consumer loans).

TABLE 3
Volume / Rate Variance (1)
($ in Thousands)

	Comparison of
	Three months ended March 31, 2007 versus 2006
	Income/Expense	Variance Attributable to
	Variance	Volume	Rate

INTEREST INCOME
Loans: (2)
Commercial	$14,153	$2,480	$11,673
Residential mortgage	(5,563)	(7,721)	2,158
Retail	4,470	(94)	4,564

Total loans	13,060	(5,335)	18,395
Investments and other (2)	(9,246)	(14,233)	4,987

Total interest income	$3,814	$(19,568)	$23,382

INTEREST EXPENSE
Interest-bearing deposits:
Savings deposits	$(142)	$(165)	$23
Interest-bearing demand deposits	(1,805)	(2,723)	918
Money market deposits	14,741	8,890	5,851
Time deposits, excluding brokered CDs	8,145	(369)	8,514

Interest-bearing deposits, excluding brokered CDs	20,939	5,633	15,306
Brokered CDs	(518)	(1,374)	856

Total interest-bearing deposits	20,421	4,259	16,162
Wholesale funding	(8,677)	(18,973)	10,296

Total interest expense	$11,744	$(14,714)	$26,458

Net interest income, taxable equivalent	$(7,930)	$(4,854)	$(3,076)

(1)	The change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.

(2)	The yield on tax-exempt loans and securities is computed on a fully taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.
Provision for Loan Losses
The provision for loan losses for the first quarter of 2007 was $5.1 million, compared to $7.1 million and $4.5 million for the fourth and first quarters of 2006, respectively, approximating net charge off levels for each period. At March 31, 2007, the allowance for loan losses was $203.5 million, unchanged from December 31, 2006, and up from $203.4 million at March 31, 2006. Net charge offs were $5.1 million for first quarter 2007, compared to $7.0 million for fourth quarter 2006 and $4.5 million for first quarter 2006. Annualized net charge offs as a percent of average loans for first quarter 2007 were 0.14%, compared to 0.18% for fourth quarter 2006 and 0.12% for first quarter 2006. The ratio of the allowance for loan losses to total loans was 1.37%, unchanged from December 31, 2006 and up from 1.31% at March 31, 2006. Nonperforming loans at March 31, 2007, were $153 million, compared to $142 million at December 31, 2006, and $110 million at March 31, 2006. See Table 8.
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

Noninterest Income
Noninterest income for the first quarter of 2007 was $82.7 million, up $11.9 million (16.9%) from the first quarter of 2006. Core fee-based revenue (as defined in Table 4 below) was $60.1 million, an increase of $4.9 million or 8.9% over the comparable quarter last year. Net mortgage banking income was $9.6 million compared to $4.4 million for the first quarter of 2006. All other noninterest income categories combined were $13.0 million, up $1.9 million compared to the comparable quarter last year.
TABLE 4
Noninterest Income
($ in Thousands)

	1st Qtr.	1st Qtr.	Dollar	Percent
	2007	2006	Change	Change

Trust service fees	$10,309	$8,897	$1,412	15.9%
Service charges on deposit accounts	23,022	20,959	2,063	9.8
Card-based and other nondeposit fees	11,323	9,886	1,437	14.5
Retail commissions	15,479	15,478	1	0.0

Core fee-based revenue	60,133	55,220	4,913	8.9%
Mortgage banking income	15,761	8,058	7,703	95.6
Mortgage servicing rights expense	(6,211)	(3,654)	(2,557)	(70.0)

Mortgage banking, net	9,550	4,404	5,146	116.8
Bank owned life insurance (“BOLI”) income	4,164	3,071	1,093	35.6
Other	5,935	5,852	83	1.4

Subtotal (“fee income”)	79,782	68,547	11,235	16.4
Asset sale gains / (losses), net	1,883	(230)	2,113	N/M
Investment securities gains, net	1,035	2,456	(1,421)	N/M

Total noninterest income	$82,700	$70,773	$11,927	16.9%

N/M – Not meaningful.
Trust service fees were $10.3 million, up $1.4 million (15.9%) between the comparable first quarter periods. The change was primarily the result of an improved stock market and growth in assets under management, particularly retirement plan assets, as well as to new fee schedules on personal trust accounts implemented in the fourth quarter of 2006. The market value of assets under management was $5.9 billion and $5.2 billion at March 31, 2007 and 2006, respectively.
Service charges on deposit accounts were $23.0 million, up $2.1 million (9.8%) over the comparable first quarter last year. The increase was primarily a function of higher nonsufficient funds / overdraft fees (attributable to the moderate fee increase in fourth quarter 2006) and, to a much lesser degree, an increase in business service charges, partially offset by a decline in personal service charges.
Card-based and other nondeposit fees were $11.3 million, up $1.4 million (14.5%) over first quarter 2006, primarily from increases in card-related inclearing and other fees, as well as higher ancillary loan fees.
Retail commissions (which include commissions from insurance and brokerage product sales) were unchanged at $15.5 million for both first quarter 2007 and 2006. Insurance commissions of $11.3 million were down $0.2 million (principally given lower property-casualty premiums) and fixed annuity commissions of $1.4 million were down $0.5 million, while brokerage commissions of $1.8 million were up $0.4 million and variable annuity commissions of $1.0 million were up $0.3 million.
Net mortgage banking income was $9.6 million for first quarter 2007, up $5.1 million compared to first quarter 2006. Net mortgage banking income consists of gross mortgage banking income less mortgage servicing rights expense. Gross mortgage banking income was $15.8 million for first quarter 2007, an increase of $7.7 million (95.6%) compared to first quarter 2006. The Corporation periodically considers sales of portions of its residential mortgage portfolio serviced for others (the servicing portfolio) to effectively manage earnings volatility risk. In late March 2007, the Corporation sold approximately $2.3 billion (28%) of its servicing portfolio at a $7.8 million gain. Thus, the $7.7 million increase in gross mortgage banking income includes the $7.8 million gain on the bulk servicing sales, net of $0.1 million lower combined servicing revenue, gains on loan sales, and other fees. Servicing fees were flat between the comparable first quarter periods, as the bulk servicing sales have a subservicing arrangement until the serviced loans are transferred, which is expected in the second quarter of 2007. Net gains on loan sales and other fees were affected by lower margins on sales but higher volume of settled sales. Secondary mortgage production was $339 million for the first quarter of 2007, 37% higher than the $247 million for first quarter 2006.
Mortgage servicing rights expense is affected by the size of the servicing portfolio, as well as the changes in the estimated fair value of the mortgage servicing rights asset. Mortgage servicing rights expense was $2.6 million higher than first quarter 2006, including a $2.6 million increase to the valuation reserve (comprised of a $1.2 million addition to the valuation reserve in first quarter 2007 compared to a $1.4 million recovery of the valuation reserve in first quarter 2006), and negligible change in the base amortization expense on the mortgage servicing rights asset. As mortgage interest rates decline, prepayment speeds generally increase and the value of the mortgage servicing rights asset generally decreases, potentially requiring additional valuation reserve. At March 31, 2007, the mortgage servicing rights asset, net of its valuation allowance, was $48.3 million, representing 79 bp of the $6.1 billion servicing portfolio, compared to a net mortgage servicing rights asset of $68.1 million, representing 85 bp of the $8.0 billion servicing portfolio at March 31, 2006. The valuation of the mortgage servicing rights asset is considered a critical accounting policy. See section “Critical Accounting Policies,” as well as Note 8, “Mortgage Servicing Rights,” of the notes to consolidated financial statements for additional disclosure.
BOLI income was $4.2 million, up $1.1 million (35.6%) from first quarter 2006, primarily due to higher average BOLI balances between the comparable quarters and underlying rate increases on a net basis of the BOLI investments. Other income was unchanged at $5.9 million for both first quarter 2007 and 2006. Asset sale gains were $1.9 million for first quarter 2007, including a $1.3 million gain on the sale of $32 million in student loans. Net investment securities gains of $1.0 million for first quarter 2007 were attributable to equity security sales. In late-March 2006, $0.7 billion of investment securities were sold as part of the Corporation’s 2006 initiative to reduce wholesale borrowings, resulting in a net $2.5 million gain for first quarter 2006, comprised of investment securities sales losses of $15.8 million, offset by gains of $18.3 million on equity security sales.
Noninterest Expense
Noninterest expense was $128.1 million for first quarter 2007, up $4.7 million (3.8%) over first quarter last year, primarily a result of increased personnel costs. Personnel costs were up $4.7 million between the comparable first quarter periods, while all remaining expense categories on a combined basis were minimally changed (down 0.1%).
TABLE 5
Noninterest Expense
($ in Thousands)

	1st Qtr.	1st Qtr.	Dollar	Percent
	2007	2006	Change	Change

Personnel expense	$74,047	$69,303	$4,744	6.8%
Occupancy	11,587	11,758	(171)	(1.5)
Equipment	4,394	4,588	(194)	(4.2)
Data processing	7,678	8,039	(361)	(4.5)
Business development and advertising	4,405	4,249	156	3.7
Other intangible amortization	1,661	2,343	(682)	(29.1)
Stationery and supplies	1,548	1,774	(226)	(12.7)
Postage	1,826	1,828	(2)	(0.1)
Legal and professional	2,686	2,750	(64)	(2.3)
Other	18,304	16,839	1,465	8.7

Total noninterest expense	$128,136	$123,471	$4,665	3.8%

Personnel expense (which includes salary-related expenses and fringe benefit expenses) was $74.0 million for first quarter 2007, up $4.7 million (6.8%) versus the first quarter of 2006. Average full-time equivalent employees were 5,089 for first quarter 2007, down 1.1% from 5,147 for first quarter 2006. Salary-related expenses increased $3.4 million (6.3%). This increase was the result of higher formal/discretionary bonus incentives (up $2.3 million, as first quarter 2006 scaled back discretionary pay to a greater degree in response to the Corporation’s performance pace than in first quarter 2007), higher base salaries and commissions (up $0.9 million or 1.9%, as merit increases between the years were tempered in part by fewer average employees and higher salary deferrals related to loan originations), higher compensation cost related to unvested stock options and restricted stock grants (up $0.5 million or 81.2%), and increased signing bonuses (up $0.2 million), offset partly by lower severance costs (down $0.5 million). Fringe benefit expenses were up $1.3 million (8.7%) versus the first quarter of 2006, primarily from increased costs of premium-based benefits (up $0.9 million or 11.7%) and payroll taxes given the larger salary-related expenses.
Occupancy expense of $11.6 million for first quarter 2007 was down $0.2 million (1.5%), equipment expense of $4.4 million was down $0.2 million (4.2%), data processing expense of $7.7 million was down $0.4 million (4.5%), and stationery and supplies of $1.5 million was down $0.2 million (12.7%) compared to the first quarter last year, while business development and advertising of $4.4 million was up modestly by $0.2 million (3.7%), reflecting efforts to control selected discretionary expenses. Intangible amortization expense decreased $0.7 million (29.1%), attributable to the full amortization of certain intangible assets during 2006 related to the 2004 and 2005 acquisitions. Other expense increased $1.5 million (8.7%) over the comparable quarter last year, largely due to $0.5 million higher foreclosure costs and $2.0 million higher third party deposit network service costs, offset partly by reductions across multiple categories, including $0.4 million lower fraud and robbery losses.
Income Taxes
Income tax expense for the first quarter of 2007 was $35.1 million compared to $28.0 million for first quarter 2006. The effective tax rate (income tax expense divided by income before taxes) was 32.4% and 25.5% for the first three months of 2007 and 2006, respectively. The increase in the effective tax rate was primarily due to the first quarter 2006 resolution of certain multi-jurisdictional tax issues for certain years, which resulted in the reduction of previously recorded tax liabilities and income tax expense of approximately $7.7 million in the first quarter of 2006.
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
Balance Sheet
At March 31, 2007, total assets were $20.5 billion, a decrease of $0.4 billion (7% annualized) since December 31, 2006. The decline in assets was comprised primarily of a $0.3 billion decrease in loans held for sale, given the January 2007 sale of $0.3 billion of residential mortgages, transferred into loans held for sale in December 2006.
Loans were $14.9 billion, relatively unchanged (down less than 1% annualized) from December 31, 2006, with a slight shift in the mix of loans. Commercial loans grew $0.1 billion to represent 65% of total loans, compared to 64% of total loans at December 31, 2006, and residential mortgage loans increased $0.1 billion to represent 15% of total loans (unchanged from 15% of total loans at December 31, 2006). Retail loans decreased $0.2 billion to represent 20% of total loans versus 21% of total loans at December 31, 2006. Investment securities available for sale were also relatively unchanged, up $31,000 to $3.5 billion at March 31, 2007.
At March 31, 2007, total deposits were $14.0 billion, down $0.3 billion from December 31, 2006, reflecting the usual seasonal declines in noninterest-bearing demand deposits. Noninterest-bearing demand deposits decreased $0.3 billion to represent 17% of total deposits, compared to 19% of total deposits at December 31, 2006.

Wholesale funding (including both short-term borrowings and long-term funding) was relatively unchanged, down $38,000 to $4.1 billion at March 31, 2007.
TABLE 6
Period End Loan Composition
($ in Thousands)

	March 31, 2007		December 31, 2006		September 30, 2006		June 30, 2006		March 31, 2006
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Commercial, financial, and agricultural	$3,788,800	25%	$3,677,573	24%	$3,549,216	23%	$3,505,819	23%	$3,571,835	23%
Real estate construction	2,084,883	14	2,047,124	14	2,186,810	14	2,122,136	14	1,981,473	13
Commercial real estate	3,723,289	25	3,789,480	25	3,755,037	25	3,872,819	25	4,024,260	26
Lease financing	89,524	1	81,814	1	79,234	1	74,919	—	62,600	—

Commercial	9,686,496	65	9,595,991	64	9,570,297	63	9,575,693	62	9,640,168	62
Home equity (1)	2,042,284	14	2,164,758	15	2,166,312	14	2,151,858	14	2,121,601	14
Installment	869,719	6	915,747	6	940,139	6	945,123	6	957,877	6

Retail	2,912,003	20	3,080,505	21	3,106,451	20	3,096,981	20	3,079,478	20
Residential mortgage	2,257,504	15	2,205,030	15	2,607,860	17	2,732,956	18	2,819,541	18

Total loans	$14,856,003	100%	$14,881,526	100%	$15,284,608	100%	$15,405,630	100%	$15,539,187	100%

(1)	Home equity includes home equity lines and residential mortgage junior liens.
TABLE 7
Period End Deposit Composition
($ in Thousands)

	March 31, 2007		December 31, 2006		September 30, 2006		June 30, 2006		March 31, 2006
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Noninterest-bearing demand	$2,425,248	17%	$2,756,222	19%	$2,534,686	18%	$2,276,463	17%	$2,319,075	17%
Savings	903,738	6	890,380	6	959,650	7	1,031,993	8	1,074,938	8
Interest-bearing demand	1,805,658	13	1,875,879	13	1,712,833	12	1,975,364	14	2,347,104	17
Money market	3,880,744	28	3,822,928	27	3,959,719	28	3,434,288	25	2,863,174	21
Brokered CDs	650,084	5	637,575	5	630,637	4	518,354	4	567,660	4
Other time	4,315,495	31	4,333,087	30	4,411,020	31	4,409,946	32	4,444,919	33

Total deposits	$13,980,967	100%	$14,316,071	100%	$14,208,545	100%	$13,646,408	100%	$13,616,870	100%

Total deposits, excluding Brokered CDs	$13,330,883	95%	$13,678,496	95%	$13,577,908	96%	$13,128,054	96%	$13,049,210	96%
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
As of March 31, 2007, the allowance for loan losses was $203.5 million compared to $203.4 million at March 31, 2006, and $203.5 million at December 31, 2006. At March 31, 2007, the allowance for loan losses to total loans was 1.37% and covered 133% of nonperforming loans, compared to 1.31% and 185%, respectively, at March 31, 2006, and 1.37% and 143%, respectively, at December 31, 2006. Table 8 provides additional information regarding activity in the allowance for loan losses and nonperforming assets.
Gross charge offs were $6.9 million for the three months ended March 31, 2007, $6.1 million for the comparable period ended March 31, 2006, and $30.5 million for the full 2006 year, while recoveries for the corresponding periods were $1.8 million, $1.6 million and $11.5 million, respectively. The ratio of net charge offs to average loans on an annualized basis was 0.14%, 0.12%, and 0.12% for the periods ended March 31, 2007 and March 31, 2006, and for the 2006 year, respectively.

TABLE 8
Allowance for Loan Losses and Nonperforming Assets
($ in Thousands)

	At and for the				At and for the
	three months ended				Year ended
	March 31,				December 31,
	2007		2006		2006

Allowance for Loan Losses:
Balance at beginning of period	$203,481		$203,404		$203,404
Provision for loan losses	5,082		4,465		19,056
Charge offs	(6,869)		(6,062)		(30,507)
Recoveries	1,801		1,601		11,528

Net charge offs	(5,068)		(4,461)		(18,979)

Balance at end of period	$203,495		$203,408		$203,481

Nonperforming Assets:
Nonaccrual loans:
Commercial	$112,240		$73,263		$108,129
Residential mortgage	24,940		20,150		19,290
Retail	9,684		9,411		9,315

Total nonaccrual loans	$146,864		$102,824		$136,734
Accruing loans past due 90 days or more:
Commercial	$495		$1,426		$1,631
Residential mortgage	—		631		—
Retail	5,636		5,011		4,094

Total accruing loans past due 90 days or more	$6,131		$7,068		$5,725
Restructured loans (commercial)	25		31		26

Total nonperforming loans	153,020		109,923		142,485
Other real estate owned	16,439		11,676		14,417

Total nonperforming assets	$169,459		$121,599		$156,902

Ratios:
Allowance for loan losses to net charge offs (annualized)	9.9	x	11.2	x	10.7	x
Ratio of net charge offs to average loans (annualized)	0.14%		0.12%		0.12%
Allowance for loan losses to total loans	1.37		1.31		1.37
Nonperforming loans to total loans	1.03		0.71		0.96
Nonperforming assets to total assets	0.83		0.57		0.75
Allowance for loan losses to nonperforming loans	133		185		143
The allowance for loan losses represents management’s estimate of an amount adequate to provide for probable credit losses in the loan portfolio at the balance sheet date. In general, the change in the allowance for loan losses is a function of a number of factors, including but not limited to changes in the loan portfolio (see Table 6), net charge offs and nonperforming loans (see Table 8). To assess the adequacy of the allowance for loan losses, an allocation methodology is applied by the Corporation. The allocation methodology focuses on evaluation of facts and issues related to specific loans, changes in the size and character of the loan portfolio, changes in levels of impaired and other nonperforming loans, historical losses and delinquencies on each portfolio category, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors. Assessing these numerous factors involves significant judgment. Therefore, management considers the allowance for loan losses a critical accounting policy (see section “Critical Accounting Policies”).
The allocation methodology used was comparable for March 31, 2007and December 31, 2006, whereby the Corporation segregated its loss factors allocations (used for both criticized and non-criticized loan categories) into a component primarily based on historical loss rates and a component primarily based on other qualitative factors that may affect loan collectibility. Factors applied are reviewed periodically and adjusted to reflect changes in trends or other risks. Total loans at March 31, 2007, were $14.9 billion, unchanged from December 31, 2006, and down $0.7 billion from March 31, 2006 (see Table 6). Nonperforming loans were $153 million or 1.03% of total loans at March 31, 2007, up from 0.71% of loans a year ago, and up from 0.96% of loans at year-end 2006. Criticized commercial loans increased 27% since March 31, 2006 (primarily attributable to deterioration of certain commercial loans in various industries), and increased 5% since year-end 2006. The allowance for loan losses to loans was 1.37%, 1.31% and 1.37% for March 31, 2007, and March 31 and December 31, 2006, respectively.
Management believes the allowance for loan losses to be adequate at March 31, 2007.
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
Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, loans 90 days or more past due but still accruing, and restructured loans. The Corporation specifically excludes from its definition of nonperforming loans student loan balances that are 90 days or more past due and still accruing and that have contractual government guarantees as to collection of principal and interest. The Corporation had approximately $14.7 million, $14.3 million and $15.3 million of nonperforming student loans at March 31, 2007, March 31, 2006, and December 31, 2006, respectively.
Total nonperforming loans of $153 million at March 31, 2007 were up $43 million from March 31, 2006 and up $11 million from year-end 2006, reflecting in part the impact of the economy on the Corporation’s customers. The ratio of nonperforming loans to total loans was 1.03% at March 31, 2007, compared to 0.71% at March 31, 2006 and 0.96% at year-end 2006. The Corporation’s allowance for loan losses to nonperforming loans was 133% at March 31, 2007, down from 185% at March 31, 2006 and 143% at December 31, 2006.
Nonaccrual loans account for the majority of the increase in nonperforming loans between both the comparable and sequential quarter periods. Nonaccrual loans increased $44 million (driven by higher commercial and residential mortgage nonaccrual loans) and accruing loans past due 90 or more days decreased $0.9 million since March 31, 2006, while nonaccrual loans increased $10 million and accruing loans past due 90 or more days increase $0.4 million since December 31, 2006. Credit quality between the comparable March periods was impacted primarily by deterioration in certain commercial credits, resulting in an increase in nonperforming loans. The increase in commercial nonaccrual loans from March 31, 2006 to March 31, 2007, came predominantly from several large commercial credits across various industries adding $30 million to commercial nonaccrual loans. The general increase in residential mortgage nonaccrual loans (as well as to residential real estate owned discussed below) for both the comparable and sequential quarter periods was primarily attributable to the impact on consumers of rising interest rates, the weakening housing market, and the overall economy.
Other real estate owned was $16.4 million at March 31, 2007 (including $6.6 million of bank premises no longer used for banking and reclassified into other real estate owned, i.e., bank properties), compared to $11.7 million (including $6.1 million of bank properties) at March 31, 2006, and $14.4 million (including $5.6 million of bank properties) at year-end 2006. The $2.7 million increase in other real estate owned from March 31, 2006 to December 31, 2006 was predominantly due to a $3.2 million increase in residential real estate owned offset partly by a $0.5 million reduction to bank properties. The $2.0 million increase in other real estate owned from December 31, 2006 to March 31, 2007 was attributable to the addition of three bank properties, a $0.7 million increase in residential real estate owned, and a $0.3 million increase in commercial real estate owned.
Potential problem loans are certain loans bearing criticized loan risk ratings by management but that are not in nonperforming status; however, there are circumstances present to create doubt as to the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that the Corporation expects losses to occur but that management recognizes a higher degree of risk associated with these loans. The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the level of the allowance for loan losses. The loans that have been reported as potential problem loans are all commercial loans covering a diverse range of businesses and are not concentrated in a particular industry. At March 31, 2007, potential problem loans totaled $419 million, compared to $363 million at March 31, 2006, and $405 million at December 31, 2006. The increase in potential problem loans is primarily attributable to deterioration of certain commercial real estate loans in the Corporation’s core markets.
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
Funds are available from a number of basic banking activity sources, primarily from the core deposit base and from loans and securities repayments and maturities. Additionally, liquidity is provided from the sales of the investment securities portfolio, lines of credit with major banks, the ability to acquire large and brokered deposits, and the ability to securitize or package loans for sale. The Corporation’s capital can be a source of funding and liquidity as well. See section “Capital.”
While core deposits and loan and investment securities repayments are principal sources of liquidity, funding diversification is another key element of liquidity management. Diversity is achieved by strategically varying depositor type, term, funding market, and instrument. The Parent Company and its subsidiary bank are rated by Moody’s and Standard and Poor’s. These ratings, along with the Corporation’s other ratings, provide opportunity for greater funding capacity and funding alternatives.
At March 31, 2007, the Corporation was in compliance with its internal liquidity objectives.
The Corporation also has multiple funding sources that could be used to increase liquidity and provide additional financial flexibility. The Parent Company has available a $100 million revolving credit facility with established lines of credit from nonaffiliated banks, of which $100 million was available at March 31, 2007. In addition, under the Parent Company’s $200 million commercial paper program, $160 million of commercial paper was outstanding and $40 million of commercial paper was available at March 31, 2007.
In May 2002, the Parent Company filed a “shelf” registration statement under which the Parent Company may offer up to $300 million of trust preferred securities. In May 2002, $175 million of trust preferred securities were issued, bearing a 7.625% fixed coupon rate. At March 31, 2007, $125 million was available under the trust preferred shelf. In May 2001, the Parent Company filed a “shelf” registration statement whereby the Parent Company may offer up to $500 million of any combination of the following securities, either separately or in units: debt securities, preferred stock, depositary shares, common stock, and warrants. In August 2001, the Parent Company issued $200 million in a subordinated note offering, bearing a 6.75% fixed coupon rate and 10-year maturity. At March 31, 2007, $300 million was available under the shelf registration.

A bank note program associated with Associated Bank, National Association, (the “Bank”) was established during 2000. Under this program, short-term and long-term debt may be issued. As of March 31, 2007, $400 million of long-term bank notes were outstanding and $225 million was available under the 2000 bank note program. A new bank note program was instituted during the third quarter of 2005, of which $2 billion was available at March 31, 2007. The 2005 bank note program will be utilized upon completion of the 2000 bank note program. The Bank has also established federal funds lines with major banks and the ability to borrow from the Federal Home Loan Bank ($1.1 billion was outstanding at March 31, 2007). The Bank also issues institutional certificates of deposit, from time to time offers brokered certificates of deposit, and to a lesser degree, accepts Eurodollar deposits.
Investment securities are an important tool to the Corporation’s liquidity objective. As of March 31, 2007, all investment securities are classified as available for sale and are reported at fair value on the consolidated balance sheet. Of the $3.5 billion investment portfolio at March 31, 2007, $2.0 billion was pledged to secure certain deposits or for other purposes as required or permitted by law, and $181 million of FHLB and Federal Reserve stock combined is “restricted” in nature and less liquid than other tradable equity securities. The majority of the remaining securities could be pledged or sold to enhance liquidity, if necessary.
For the three months ended March 31, 2007, net cash provided by operating activities was $368.0 million, while investing and financing activities used net cash of $34.6 million and $462.3 million, respectively, for a net decrease in cash and cash equivalents of $128.9 million since year-end 2006. Generally, during first quarter 2007, net assets declined $0.4 billion since year-end 2006 given the previously mentioned sale of $0.3 billion of residential mortgage loans in January 2007, and deposits declined $0.3 billion. Short-term borrowings were predominantly used to replenish the net decrease in deposits and repay long-term funding as well as to provide for common stock repurchases and the payment of cash dividends to the Corporation’s stockholders.
For the three months ended March 31, 2006, net cash provided by operating and investing activities was $104.5 million and $469.0 million, respectively, while financing activities used net cash of $632.3 million, for a net decrease in cash and cash equivalents of $58.8 million since year-end 2005. Generally, during first quarter 2006, net assets declined $0.6 billion since year-end 2005 given the previously announced initiative to reduce wholesale funding. Proceeds from sales and maturities of investment securities were used to reduce wholesale funding, as well as to provide for common stock repurchases and the payment of cash dividends to the Corporation’s stockholders.
Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, commitments to originate residential mortgage loans held for sale, commercial letters of credit, standby letters of credit, forward commitments to sell residential mortgage loans, interest rate swaps, and interest rate caps. A discussion of the Corporation’s derivative instruments at March 31, 2007, is included in Note 12, “Derivative and Hedging Activities,” of the notes to consolidated financial statements and a discussion of the Corporation’s commitments is included in Note 13, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements.
Items disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, have not materially changed since that report was filed, relative to qualitative and quantitative disclosures of fixed and determinable contractual obligations.
In addition, the Corporation adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material effect on the contractual obligations table presented in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

Capital
Stockholders’ equity at March 31, 2007 was $2.2 billion, down slightly from December 31, 2006. The change in stockholders’ equity between the two periods was primarily composed of the retention of earnings and the exercise of stock options, with more than offsetting decreases to stockholders’ equity from the payment of cash dividends and the repurchase of common stock. At March 31, 2007, stockholders’ equity included $11.6 million of accumulated other comprehensive loss compared to $16.5 million of accumulated other comprehensive loss at December 31, 2006. The $4.9 million improvement in accumulated other comprehensive loss resulted primarily from lower unrealized losses, net of the tax effect, on securities available for sale (from unrealized losses of $1.4 million at December 31, 2006, to unrealized gains of $3.3 million at March 31, 2006) and $0.2 million attributable to the amortization, net of tax, of the prior service cost and net loss from accumulated other comprehensive loss into net benefit cost. Stockholders’ equity to assets was 10.90% and 10.43% at March 31, 2007 and 2006, respectively.
Cash dividends of $0.29 per share were paid in the first quarter of 2007, compared to $0.27 per share in the first quarter of 2006, an increase of 7%.
The Board of Directors has authorized management to repurchase shares of the Corporation’s common stock to be made available for reissuance in connection with the Corporation’s employee incentive plans and for other corporate purposes. For the Corporation’s employee incentive plans, the Board of Directors authorized the repurchase of up to 2.0 million shares per quarter, while under various actions, the Board of Directors authorized the repurchase of shares, not to exceed specified amounts of the Corporation’s outstanding shares per authorization (“block authorizations”).
During the first quarter of 2007, under the block authorizations, the Corporation repurchased (and cancelled) 2.0 million shares of its outstanding common stock for approximately $68 million (or $34.12 per share) under an accelerated share repurchase agreement. In addition, the Corporation settled two previously announced accelerated share repurchase agreements by issuing shares. At March 31, 2007, approximately 5.9 million shares remain authorized to repurchase under the block authorizations. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities.
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

TABLE 9
Capital Ratios
(In Thousands, except per share data)

	At or For the Quarter Ended
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2007	2006	2006	2006	2006

Total stockholders’ equity	$2,236,134	$2,245,493	$2,270,380	$2,274,860	$2,244,695
Tier 1 capital	1,535,278	1,546,037	1,558,462	1,578,353	1,527,479
Total capital	1,904,518	1,955,035	1,968,221	1,988,587	1,937,961
Market capitalization	4,283,899	4,490,695	4,232,020	4,170,883	4,491,035

Book value per common share	$17.54	$17.44	$17.44	$17.20	$16.98
Cash dividend per common share	0.29	0.29	0.29	0.29	0.27
Stock price at end of period	33.60	34.88	32.50	31.53	33.98
Low closing price for the period	33.16	32.13	30.27	30.69	32.75
High closing price for the period	35.43	35.13	32.58	34.45	34.83

Total equity / assets	10.90%	10.76%	10.85%	10.77%	10.43%
Tier 1 leverage ratio	7.86	7.82	7.77	7.73	7.29
Tier 1 risk-based capital ratio	9.36	9.42	9.44	9.53	9.18
Total risk-based capital ratio	11.61	11.92	11.92	12.00	11.65

Shares outstanding (period end)	127,497	128,747	130,216	132,283	132,167
Basic shares outstanding (average)	127,988	129,202	131,520	132,259	135,114
Diluted shares outstanding (average)	129,299	130,366	132,591	133,441	136,404

Other:
Shares repurchased under all authorizations during the period, including settlements	1,909	1,957	2,000	31	4,030
Average per share cost of shares repurchased during the period	$35.74	$33.11	$31.43	$—	$33.63
Shares remaining to be repurchased under outstanding block authorizations at the end of the period	5,865	1,375	3,332	5,332	5,363
Sequential Quarter Results
Net income for the first quarter of 2007 was $73.4 million, a decrease of $1.1 million or 1.5% from fourth quarter 2006 net income of $74.5 million. For the first quarter of 2007, return on average assets was 1.46% and return on average equity was 13.35%, compared to return on average assets of 1.43% and return on average equity of 13.19% for the fourth quarter of 2006 (see Table 1).

TABLE 10
Selected Quarterly Information
($ in Thousands)

	For the Quarter Ended
	March 31,	Dec. 31,	Sep. 30,	June 30,	March 31,
	2007	2006	2006	2006	2006

Summary of Operations:
Net interest income	$159,046	$166,064	$168,217	$168,399	$166,869
Provision for loan losses	5,082	7,068	3,837	3,686	4,465
Noninterest income
Trust service fees	10,309	9,941	9,339	9,307	8,897
Service charges on deposit accounts	23,022	24,214	23,438	22,982	20,959
Mortgage banking, net	9,550	1,735	2,833	5,829	4,404
Card-based and other nondeposit fees	11,323	11,267	10,461	11,047	9,886
Retail commissions	15,479	15,053	14,360	16,365	15,478
BOLI income	4,164	5,102	4,390	3,592	3,071
Asset sale gains (losses), net	1,883	91	89	354	(230)
Investment securities gains (losses), net	1,035	(436)	1,164	1,538	2,456
Other	5,935	7,568	6,911	6,194	5,852

Total noninterest income	82,700	74,535	72,985	77,208	70,773
Noninterest expense
Personnel expense	74,047	68,315	71,321	74,492	69,303
Occupancy	11,587	10,971	10,442	10,654	11,758
Equipment	4,394	4,300	4,355	4,223	4,588
Data processing	7,678	8,033	7,668	7,711	8,039
Business development and advertising	4,405	4,365	4,142	4,101	4,249
Other intangible amortization	1,661	1,999	2,280	2,281	2,343
Other	24,364	26,415	23,478	21,198	23,191

Total noninterest expense	128,136	124,398	123,686	124,660	123,471
Income tax expense	35,133	34,632	36,791	33,712	27,999

Net income	$73,395	$74,501	$76,888	$83,549	$81,707

Taxable equivalent net interest income	$165,606	$172,632	$174,712	$174,902	$173,536
Net interest margin	3.62%	3.64%	3.63%	3.59%	3.48%
Effective tax rate	32.37%	31.73%	32.36%	28.75%	25.52%

Average Balances:
Assets	$20,373,075	$20,635,203	$20,891,001	$21,266,792	$21,871,969
Earning assets	18,433,986	18,713,784	18,968,584	19,342,628	19,910,420
Interest-bearing liabilities	15,674,645	15,765,774	16,070,975	16,717,761	17,204,860
Loans	14,958,148	15,233,207	15,404,223	15,515,789	15,327,803
Deposits	13,557,958	13,748,444	13,884,404	13,534,725	13,319,664
Wholesale funding	4,462,713	4,547,042	4,636,853	5,391,108	6,092,275
Stockholders’ equity	2,228,909	2,240,143	2,283,933	2,254,933	2,339,539

Asset Quality Data:
Allowance for loan losses to total loans	1.37%	1.37%	1.33%	1.32%	1.31%
Allowance for loan losses to nonperforming loans	133%	143%	158%	197%	185%
Nonperforming loans to total loans	1.03%	0.96%	0.84%	0.67%	0.71%
Nonperforming assets to total assets	0.83%	0.75%	0.68%	0.56%	0.57%
Net charge offs to average loans (annualized)	0.14%	0.18%	0.10%	0.10%	0.12%
Taxable equivalent net interest income for the first quarter of 2007 was $165.6 million, $7.0 million lower than the fourth quarter of 2006. Changes in balance sheet volume and mix reduced taxable equivalent net interest income by $4.5 million, two fewer days in the first quarter decreased net interest income by $1.4 million, and changes in the rate environment and product pricing lowered it by $1.1 million. Federal funds rates were level at 5.25% throughout both quarters. The net interest margin between the sequential quarters was down 2 bp, to 3.62% in the first quarter of 2007, comprised of 1 bp lower contribution from net free funds (to 0.61%) and 1 bp lower interest rate spread (to 3.01%). The decrease in rate spread was the net result of a 9 bp higher rate on interest-bearing liabilities (to 4.02%) and an 8 bp increase in earning asset yield (7.03%). Average earning assets were $18.4 billion in the first quarter of 2007, a decrease of $280 million from the fourth quarter of 2006, due principally to the sale of

$0.3 billion of residential mortgage loans in January 2007. On the funding side, average interest-bearing deposits were essentially level, while average demand deposits (the primary component of net free funds) were down $184 million, reflecting a first quarter seasonal decline in business and custodial balances. This outflow of average demand deposits unfavorably impacted net interest income by $2.4 million in the first quarter of 2007, as the decrease in noninterest-bearing balances was covered by a like increase in short-term wholesale borrowings. On average, wholesale funding balances were down $84 million versus fourth quarter 2006, as long-term debt matured (decreasing by $382 million, on average) and the net funding needs were met with short-term borrowings (increasing $298 million, on average).
Provision for loan losses was $5.1 million in the first quarter of 2007 versus $7.1 million in the previous quarter, with both quarters approximating the level of net charge offs. Annualized net charge offs represented 0.14% of average loans for the first quarter of 2007 compared to 0.18% for the fourth quarter of 2006. Total nonperforming loans of $153 million (1.03% of total loans) at March 31, 2007 were up from $142 million (0.96% of total loans) at December 31, 2006. The allowance for loan losses to loans at March 31, 2007 was 1.37%, unchanged from year-end 2006. See discussion under sections, “Provision for Loan Losses,” “Allowance for Loan Losses,” and “Nonperforming Loans and Other Real Estate Owned.”
Noninterest income increased $8.2 million (11%) to $82.7 million between sequential quarters, due primarily to net mortgage banking income. Net mortgage banking income for first quarter 2007 was up $7.8 million, largely attributable to a $7.8 million gain from the sales of $2.3 billion (28%) of the Corporation’s servicing portfolio. Of the remaining components of net mortgage banking income, servicing fees were relatively flat, net gains on sales of mortgage loans were up $0.7 million (with fourth quarter 2006 including a $2.1 million unfavorable market valuation adjustment on residential mortgage loans transferred to loans held for sale, a $0.5 million unfavorable change in the mark on the mortgage derivatives, and overall lower margins on the sales of loans between the quarters), and mortgage servicing rights expense included a $0.7 million unfavorable change in the valuation reserve (with additions to the valuation reserve of $1.2 million for the first quarter of 2007 compared to $0.5 million for the fourth quarter of 2006. Net gains on asset and investment sales combined were $2.9 million for first quarter 2007 (including a $1.3 million gain on the sale of $32 million in student loans and $1.0 million net gain from the sale of equity securities), compared to net losses on asset and investment sales of $0.3 million combined for fourth quarter 2006. Compared to fourth quarter 2006, service charges on deposit accounts were seasonally down $1.2 million (5%). BOLI income was down $0.9 million (18%), due primarily to death benefit proceeds received in fourth quarter 2006. Other income of $5.9 million decreased $1.6 million (22%), with fourth quarter 2006 including a $0.8 million net gain on the termination of all swaps hedging long-term, fixed-rate commercial loans.
On a sequential quarter basis, noninterest expense increased $3.7 million (3%) to $128.1 million in the first quarter of 2007, as expenses remained relatively controlled. Personnel expense of $74.0 million was up $5.7 million (8%) over the fourth quarter of 2006. Increases in personnel expense included higher premium-based and other benefit plan costs, as well as higher social security and unemployment taxes as these costs re-set annually in the first quarter, offset in part by lower severance and discretionary pay (such as bonuses and other incentives). Occupancy expense of $11.6 million increased $0.6 million (6%), primarily due to the seasonal increases in utilities and snow removal costs. Other expense (as shown in Table 10) was down $2.1 million (8%) compared to the fourth quarter of 2006, across multiple categories (including decreases in legal and professional fees, various office expenses, and lower ATM and other operational losses). All other noninterest expense categories combined were down $0.6 million (3%) versus the fourth quarter of 2006.
Future Accounting Pronouncements
Note 3, “New Accounting Pronouncements,” of the notes to consolidated financial statements discusses new accounting policies adopted by the Corporation. The expected impact of accounting policies recently issued or proposed but not yet required to be adopted are discussed below. To the extent the adoption of new accounting standards materially affects the Corporation’s financial condition, results of operations, or liquidity, the impacts are discussed in the applicable sections of this financial review and the notes to consolidated financial statements.

In March 2007, the FASB ratified the consensus reached by the EITF in Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements,” (“EITF 06-10”). EITF 06-10 requires companies with collateral assignment split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods to recognize a liability for future benefits based on the substantive agreement with the employee. Recognition should be in accordance with FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” or APB Opinion No. 12, “Omnibus Opinion – 1967,” depending on whether a substantive plan is deemed to exist. Companies are permitted to recognize the effects of applying the consensus through either (1) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets as of the beginning of the year of adoption or (2) a change in accounting principle through retrospective application to all prior periods. EITF 06-10 is effective for fiscal years beginning after December 15, 2007, with early adoption permitted. The Corporation will adopt EITF 06-10 when required in 2008 and is in the process of assessing the impact on its results of operations, financial position, and liquidity.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement permits companies to choose, at specified election dates, to measure several financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The decision about whether to elect the fair value option is generally applied on an instrument by instrument basis, is applied only to an entire instrument, and is irrevocable. Once companies elect the fair value option for an item, SFAS 159 requires them to report unrealized gains and losses on it in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons (a) between companies that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of a company that selects different measurement attributes for similar assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Corporation will adopt SFAS 159 when required in 2008 and is in the process of assessing the impact on its results of operations, financial position, and liquidity.
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
In September 2006, the FASB ratified the consensus reached by the EITF in Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (“EITF 06-4”). EITF 06-4 requires companies with endorsement type split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods to recognize a liability for future benefits based on the substantive agreement with the employee. Recognition should be in accordance with FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” or APB Opinion No. 12, “Omnibus Opinion – 1967,” depending on whether a substantive plan is deemed to exist. Companies are permitted to recognize the effects of applying the consensus through either (1) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets as of the beginning of the year of adoption or (2) a change in accounting principle through retrospective application to all prior periods. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with early adoption permitted. The Corporation will adopt EITF 06-4 when required in 2008 and is in the process of assessing the impact on its results of operations, financial position, and liquidity.

Subsequent Events
On April 25, 2007, the Board of Directors declared a $0.31 per share dividend payable on May 15, 2007, to shareholders of record as of May 7, 2007. This cash dividend has not been reflected in the accompanying consolidated financial statements.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
The Corporation has not experienced any material changes to its market risk position since December 31, 2006, from that disclosed in the Corporation’s 2006 Form 10-K Annual Report.
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
As of March 31, 2007, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2007. No changes were made to the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act of 1934) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Following are the Corporation’s monthly common stock purchases during the first quarter of 2007. For a detailed discussion of the common stock repurchase authorizations and repurchases during the period, see section “Capital” included under Part I Item 2 of this document.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price	Part of Publicly	Be Purchased Under
Period	Shares Purchased	Paid per Share	Announced Plans	the Plan

January 1- January 31, 2007	—	$—	—	—
February 1 - February 28, 2007	2,000,000	34.12	2,000,000	5,865,463
March 1 - March 31, 2007	—	—	—	—

Total	2,000,000	$34.12	2,000,000	5,865,463

In January 2007, the Board of Directors authorized the repurchase of the Corporation’s outstanding shares, not to exceed approximately 6.4 million shares. During the first quarter of 2007, the Corporation repurchased 2.0 million shares of its outstanding common stock for approximately $68 million (or $34.12 per share) under an accelerated share repurchase agreement. In addition, the Corporation two previously announced accelerated share repurchase agreements by issuing shares. At March 31, 2007, approximately 5.9 million shares remain authorized to repurchase under the January 2007 authorization.

ITEM 6. Exhibits
(a)	Exhibits:

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

ASSOCIATED BANC-CORP
(Registrant)

Date: May 8, 2007	/s/ Paul S. Beideman
Paul S. Beideman
Chairman and Chief Executive Officer

Date: May 8, 2007	/s/ Joseph B. Selner
Joseph B. Selner
Chief Financial Officer