Form 10-Q
period 2007-06-30
ASSOCIATED BANC-CORP
filed 2007-08-06
CIK 7789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
The number of shares outstanding of registrant’s common stock, par value $0.01 per share, at July 31, 2007, was 126,927,233 shares.

ASSOCIATED BANC-CORP

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements:
ASSOCIATED BANC-CORP
Consolidated Balance Sheets

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	(In Thousands, except share data)
ASSETS
Cash and due from banks	$432,887	$458,344
Interest-bearing deposits in other financial institutions	10,828	10,505
Federal funds sold and securities purchased under agreements to resell	18,729	13,187
Investment securities available for sale, at fair value	3,373,700	3,436,621
Loans held for sale	75,135	370,758
Loans	15,154,232	14,881,526
Allowance for loan losses	(206,493)	(203,481)

Loans, net	14,947,739	14,678,045
Premises and equipment, net	198,453	196,007
Goodwill	929,168	871,629
Other intangible assets, net	100,599	109,234
Other assets	761,902	717,054

Total assets	$20,849,140	$20,861,384

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$2,466,130	$2,756,222
Interest-bearing deposits, excluding brokered certificates of deposit	10,859,588	10,922,274
Brokered certificates of deposit	751,900	637,575

Total deposits	14,077,618	14,316,071
Short-term borrowings	2,416,371	2,042,685
Long-term funding	1,932,194	2,071,142
Accrued expenses and other liabilities	194,046	185,993

Total liabilities	18,620,229	18,615,891

Stockholders’ equity
Preferred stock	—	—
Common stock (par value $0.01 per share, authorized 250,000,000 shares, issued 127,764,333 and 130,426,588 shares, respectively)	1,278	1,304
Surplus	1,038,517	1,120,934
Retained earnings	1,250,989	1,189,658
Accumulated other comprehensive loss	(38,714)	(16,453)
Treasury stock, at cost (663,356 and 1,552,086 shares, respectively)	(23,159)	(49,950)

Total stockholders’ equity	2,228,911	2,245,493

Total liabilities and stockholders’ equity	$20,849,140	$20,861,384

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In Thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$276,981	$278,573	$550,942	$539,588
Interest and dividends on investment securities and deposits in other financial institutions:
Taxable	30,583	32,649	61,109	71,765
Tax exempt	9,785	9,786	19,579	19,949
Interest on federal funds sold and securities purchased under agreements to resell	324	289	507	538

Total interest income	317,673	321,297	632,137	631,840
INTEREST EXPENSE
Interest on deposits	101,780	88,076	200,079	165,954
Interest on short-term borrowings	35,423	34,126	70,606	67,370
Interest on long-term funding	22,995	30,696	44,931	63,248

Total interest expense	160,198	152,898	315,616	296,572

NET INTEREST INCOME	157,475	168,399	316,521	335,268
Provision for loan losses	5,193	3,686	10,275	8,151

Net interest income after provision for loan losses	152,282	164,713	306,246	327,117
NONINTEREST INCOME
Trust service fees	10,711	9,307	21,020	18,204
Service charges on deposit accounts	25,545	22,982	48,567	43,941
Card-based and other nondeposit fees	11,711	11,047	23,034	20,933
Retail commissions	15,773	16,365	31,252	31,843
Mortgage banking, net	9,696	5,829	19,246	10,233
Bank owned life insurance income	4,365	3,592	8,529	6,663
Asset sale gains, net	442	354	2,325	124
Investment securities gains, net	6,075	1,538	7,110	3,994
Other	7,170	6,194	13,105	12,046

Total noninterest income	91,488	77,208	174,188	147,981
NONINTEREST EXPENSE
Personnel expense	76,277	74,492	150,324	143,795
Occupancy	11,321	10,654	22,908	22,412
Equipment	4,254	4,223	8,648	8,811
Data processing	7,832	7,711	15,510	15,751
Business development and advertising	5,068	4,101	9,473	8,350
Other intangible amortization expense	1,718	2,281	3,379	4,624
Other	26,174	21,198	50,538	44,388

Total noninterest expense	132,644	124,660	260,780	248,131

Income before income taxes	111,126	117,261	219,654	226,967
Income tax expense	35,301	33,712	70,434	61,711

NET INCOME	$75,825	$83,549	$149,220	$165,256

Earnings per share:
Basic	$0.59	$0.63	$1.17	$1.24
Diluted	$0.59	$0.63	$1.16	$1.23
Average shares outstanding:
Basic	127,606	132,259	127,796	133,678
Diluted	128,750	133,441	129,034	134,903
See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

				Accumulated
				Other
	Common		Retained	Comprehensive	Deferred	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Compensation	Stock	Total
	(In Thousands, except per share data)
Balance, December 31, 2005	$1,357	$1,301,004	$1,029,247	$(3,938)	$(2,081)	$(611)	$2,324,978
Comprehensive income:
Net income	—	—	316,645	—	—	—	316,645
Other comprehensive income	—	—	—	2,549	—	—	2,549

Comprehensive income							319,194

Adjustment for adoption of SFAS 158, net of tax				(15,064)			(15,064)
Cash dividends, $1.14 per share	—	—	(151,235)	—	—	—	(151,235)
Common stock issued:
Stock-based compensation plans	8	15,268	(4,945)	—	—	19,538	29,869
Purchase of common stock	(61)	(201,913)	—	—	—	(68,316)	(270,290)
Stock-based compensation, net	—	2,345	(54)	—	2,081	(561)	3,811
Tax benefit of stock options	—	4,230	—	—	—	—	4,230

Balance, December 31, 2006	$1,304	$1,120,934	$1,189,658	$(16,453)	$—	$(49,950)	$2,245,493

Comprehensive income:
Net income	—	—	149,220	—	—	—	149,220
Other comprehensive loss	—	—	—	(22,261)	—	—	(22,261)

Comprehensive income							126,959

Cash dividends, $0.60 per share	—	—	(77,101)	—	—	—	(77,101)
Common stock issued:
Business combination	14	46,486	—	—	—	—	46,500
Stock-based compensation plans	—	486	(10,788)	—	—	26,791	16,489
Purchase of common stock	(40)	(133,820)	—	—	—	—	(133,860)
Stock-based compensation, net	—	2,124	—	—	—	—	2,124
Tax benefit of stock options	—	2,307	—	—	—	—	2,307

Balance, June 30, 2007	$1,278	$1,038,517	$1,250,989	$(38,714)	$—	$(23,159)	$2,228,911

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2007	2006
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$149,220	$165,256
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	10,275	8,151
Depreciation and amortization	12,133	12,280
Recovery of valuation allowance on mortgage servicing rights, net	(2,608)	(3,326)
Amortization of mortgage servicing rights	8,973	10,127
Amortization of intangible assets	3,379	4,624
Amortization and accretion on earning assets, funding, and other, net	3,563	8,124
Tax benefit from exercise of stock options	2,307	2,636
Excess tax benefit from stock-based compensation	(2,209)	(2,116)
Gain on sales of investment securities, net	(7,110)	(3,994)
Gain on sales of assets, net	(2,325)	(124)
Gain on sales of loans held for sale and mortgage servicing rights, net	(14,473)	(5,014)
Mortgage loans originated and acquired for sale	(794,730)	(606,084)
Proceeds from sales of mortgage loans held for sale	788,922	607,735
Decrease in interest receivable	3,811	631
Decrease in interest payable	(2,579)	(1,072)
Net change in other assets and other liabilities	(14,619)	(16,084)

Net cash provided by operating activities	141,930	181,750

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(27,183)	(222,387)
Purchases of:
Investment securities	(655,382)	(376,865)
Premises, equipment, and software, net of disposals	(13,485)	(5,804)
Bank owned life insurance	—	(50,000)
Proceeds from:
Sales of investment securities	26,510	724,649
Calls and maturities of investment securities	699,430	812,515
Sales of other assets	357,521	7,415
Net cash paid in business combination	(33,799)	—

Net cash provided by investing activities	353,612	889,523

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(541,387)	73,319
Net increase (decrease) in short-term borrowings	361,686	(105,215)
Repayment of long-term funding	(643,170)	(1,171,560)
Proceeds from issuance of long-term funding	500,000	300,000
Cash dividends	(77,101)	(75,103)
Proceeds from exercise of incentive stock options	16,489	16,289
Excess tax benefit from stock-based compensation	2,209	2,116
Purchase of common stock	(133,860)	(137,878)

Net cash used in financing activities	(515,134)	(1,098,032)

Net decrease in cash and cash equivalents	(19,592)	(26,759)
Cash and cash equivalents at beginning of period	482,036	492,295

Cash and cash equivalents at end of period	$462,444	$465,536

Supplemental disclosures of cash flow information:
Cash paid for interest	$318,195	$297,644
Cash paid for income taxes	64,383	64,880
Loans and bank premises transferred to other real estate	10,593	9,878
Capitalized mortgage servicing rights	9,025	7,242
Acquisitions:
Fair value of assets acquired, including cash and cash equivalents	$422,600	$—
Value ascribed to intangibles	64,341	—
Liabilities assumed	329,400	—
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(In Thousands, except per share data)
Net income	$75,825	$83,549	$149,220	$165,256

Weighted average shares outstanding	127,606	132,259	127,796	133,678
Effect of dilutive stock awards and unsettled share repurchases	1,144	1,182	1,238	1,225

Diluted weighted average shares outstanding	128,750	133,441	129,034	134,903

Basic earnings per share	$0.59	$0.63	$1.17	$1.24

Diluted earnings per share	$0.59	$0.63	$1.16	$1.23

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
Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock option represents the period of time that stock options are expected to be outstanding and is estimated using historical data of stock option exercises and forfeitures. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the historical volatility of the Corporation’s stock. The following assumptions were used in estimating the fair value for options granted in the six-month periods ended June 30, 2007 and 2006:

	2007	2006

Dividend yield	3.43%	3.23%
Risk-free interest rate	4.80%	4.44%
Expected volatility	19.29%	23.98%
Weighted average expected life	6 yrs	6 yrs
Weighted average per share fair value of options	$6.05	$6.97
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
A summary of the Corporation’s stock option activity for the year ended December 31, 2006 and for the six months ended June 30, 2007, is presented below.

			Weighted Average	Aggregate Intrinsic
		Weighted Average	Remaining	Value
Stock Options	Shares	Exercise Price	Contractual Term	(000s)

Outstanding at December 31, 2005	7,859,686	$25.40
Granted	77,000	32.28
Exercised	(1,316,932)	22.58
Forfeited	(153,272)	31.43

Outstanding at December 31, 2006	6,466,482	$25.91	5.95	$57,985

Options exercisable at December 31, 2006	6,081,776	$25.67	5.85	$56,005

Outstanding at December 31, 2006	6,466,482	$25.91
Granted	1,059,145	33.87
Exercised	(712,049)	23.79
Forfeited	(123,410)	32.07

Outstanding at June 30, 2007	6,690,168	$27.28	6.16	$36,228

Options exercisable at June 30, 2007	5,631,048	$26.07	5.52	$37,350

The following table summarizes information about the Corporation’s nonvested stock option activity for the year ended December 31, 2006, and for the six months ended June 30, 2007.

		Weighted Average
Stock Options	Shares	Grant Date Fair Value

Nonvested at December 31, 2005	1,003,891	$6.00
Granted	77,000	6.97
Vested	(668,362)	5.87
Forfeited	(27,823)	6.26

Nonvested at December 31, 2006	384,706	$6.40

Granted	1,059,145	6.05
Vested	(318,806)	6.29
Forfeited	(65,925)	6.07

Nonvested at June 30, 2007	1,059,120	$6.10

For the six months ended June 30, 2007 and the year ended December 31, 2006, the intrinsic value of stock options exercised was $7.5 million and $14.6 million, respectively. (Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option.) For the six months ended June 30, 2007 and 2006, the Corporation recognized compensation expense of $1.2 million and $0.5 million, respectively, for the vesting of stock options. For the full year 2006, the Corporation recognized compensation expense of $0.9 million for the vesting of stock options. At June 30, 2007, the Corporation had $5.3 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 30 months.
The following table summarizes information about the Corporation’s restricted stock shares activity for the year ended December 31, 2006, and for the six months ended June 30, 2007.

		Weighted Average
Restricted Stock	Shares	Grant Date Fair Value

Outstanding at December 31, 2005	72,500	$28.70
Granted	92,300	33.50
Vested	(15,000)	23.25
Forfeited	(21,900)	32.78

Outstanding at December 31, 2006	127,900	$32.11

Granted	114,000	33.88
Vested	(35,720)	31.43
Forfeited	(14,774)	33.77

Outstanding at June 30, 2007	191,406	$33.16

The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period. For performance-based restricted stock shares, the Corporation estimates the degree to which performance conditions will be met to determine the number of shares which will vest and the related compensation expense prior to the vesting date. Compensation expense is adjusted in the period such estimates change. At June 30, 2007, there were 25,500 shares of performance-based restricted stock shares that will vest only if certain earnings per share goals and service conditions are achieved. Failure to achieve the goals and service conditions will result in all or a portion of these shares being forfeited.
Expense for restricted stock awards of approximately $1.0 million and $0.4 million was recorded for the six months ended June 30, 2007 and 2006, respectively, while expense for restricted stock awards of approximately $1.0 million was recognized for the full year 2006. The Corporation had $4.1 million of unrecognized compensation costs related to restricted stock shares at June 30, 2007, that is expected to be recognized over a weighted-average period of 16 months.
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
NOTE 6: Business Combinations
As required, the Corporation’s acquisitions are accounted for under the purchase method of accounting; thus, the results of operations of each acquired entity prior to its respective consummation date are not included in the accompanying consolidated financial statements. When valuing acquisitions, the Corporation considers a range of valuation methodologies, including comparable publicly-traded companies, comparable precedent transactions, and discounted cash flow. For the completed acquisition noted below, the resulting purchase price exceeded the value of the net assets acquired. To record the transaction, the Corporation assigns estimated fair values to the assets acquired, including identifying and measuring acquired intangible assets, and to liabilities assumed (using sources of information such as observable market prices or discounted cash flows). To identify intangible assets that should be measured, the Corporation determines if the asset arose from contractual or other legal rights or if the asset is capable of being separated from the acquired entity. When valuing identified intangible assets, the Corporation generally relies on valuation reports by independent third parties. In each acquisition, the excess cost of the acquisition over the fair value of the net assets acquired is allocated to goodwill.
Completed Business Combination:
First National Bank of Hudson (“First National Bank”): On June 1, 2007, the Corporation consummated its acquisition of 100% of the outstanding shares of First National Bank, a $0.4 billion community bank headquartered in Woodbury, Minnesota. The consummation of the transaction included the issuance of approximately 1.3 million shares of common stock and $46.5 million in cash. With the addition of First National Bank’s eight locations, the Corporation will expand its presence in the Greater Twin Cities area. At acquisition, First National Bank added approximately $0.3 billion to both loans and deposits. In June 2007, the Corporation also completed its conversion of First National Bank onto its centralized operating systems and merged it into Associated Bank, National Association.
The acquisition was immaterial to the Corporation’s consolidated financial results. Goodwill of approximately $58 million and a core deposit intangible of approximately $4 million recognized in the transaction at acquisition were assigned to the banking segment. The Corporation relied on a valuation report by an independent third party in valuing the core deposit intangible.

NOTE 7: Investment Securities
The amortized cost and fair values of securities available for sale were as follows.

	June 30, 2007	December 31, 2006
	($ in Thousands)
Amortized cost	$3,411,078	$3,438,437
Gross unrealized gains	16,891	31,697
Gross unrealized losses	(54,269)	(33,513)

Fair value	$3,373,700	$3,436,621

For the first half of 2007, the Corporation recognized gains of $7.1 million on sales of equity securities. In March 2006, $0.7 billion of investment securities were sold as part of the Corporation’s initiative to reduce wholesale borrowings. Investment securities sales included losses of $15.8 million, offset by gains of $18.3 million on equity security sales, resulting in a net $2.5 million gain for first quarter 2006. While during the remainder of 2006 there were gains realized on equity securities sold and a $2.0 million other-than-temporary impairment write-down (discussed below), there were no other losses on sales of investment securities during 2006. The Corporation does not have a historical pattern of restructuring its balance sheet through large investment reductions. Balance sheet and net interest margin challenges in the first quarter of 2006 led to the targeted sale decision in support of its wholesale funding reduction initiative, and did not change the Corporation’s intent on the remaining investment portfolio.
The following represents gross unrealized losses and the related fair value of securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2007.

	Less than 12 months		12 months or more		Total
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	($ in Thousands)
June 30, 2007:
U. S. Treasury securities	$(3)	$3,944	$(1)	$999	$(4)	$4,943
Federal agency securities	(3)	4,972	(697)	62,158	(700)	67,130
Obligations of state and political subdivisions	(1,457)	75,974	(6,456)	318,485	(7,913)	394,459
Mortgage-related securities	(5,143)	468,978	(40,128)	1,533,306	(45,271)	2,002,284
Other securities (debt and equity)	(288)	5,252	(93)	9,751	(381)	15,003

Total	$(6,894)	$559,120	$(47,375)	$1,924,699	$(54,269)	$2,483,819

Management does not believe any individual unrealized loss at June 30, 2007 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-related securities relate primarily to mortgage-backed securities issued by government agencies such as the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation (“FHLMC”). These unrealized losses are primarily attributable to changes in interest rates and not credit deterioration. The Corporation currently has both the intent and ability to hold the securities contained in the previous table for a time necessary to recover the amortized cost.
At June 30, 2007, the Corporation owned certain preferred stock securities that were determined to have other-than-temporary impairments that resulted in write-downs to earnings of prior years (with no write-downs in 2007) on the related securities. One preferred stock security holding was determined to have an other-than-temporary impairment that resulted in a write-down on the security of $2.0 million during 2006 (effectively reducing the carrying value of this preferred stock holding to zero). Three FHLMC preferred stock securities were determined to have an other-than-temporary impairment that resulted in a write-down on these securities of $2.2 million during 2004 (with no additional other-than-temporary write-downs on these securities subsequent to 2004). At June 30, 2007, these FHLMC preferred stock securities were in an unrealized gain position with an amortized cost of $8.4 million and a fair value of $9.6 million.

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

NOTE 8: Goodwill and Other Intangible Assets
Goodwill: Goodwill is not amortized, but is subject to impairment tests on at least an annual basis. The Corporation conducts its impairment testing annually in May and no impairment loss was necessary in 2006 or through June 30, 2007. At June 30, 2007, goodwill of $907 million is assigned to the banking segment and goodwill of $22 million is assigned to the wealth management segment. The $58 million increase to goodwill during the first half of 2007 was attributable to the June 2007 acquisition of First National Bank. The $6 million reduction to goodwill during 2006 resulted from a $4 million adjustment attributable to finalizing the dissolution of an employee stock ownership plan acquired with a financial services company in October 2005 and a $2 million adjustment to tax liabilities related to the Corporation’s acquisition of a thrift in October 2004. The change in the carrying amount of goodwill was as follows.

	At or for the	At or for the
	Six months ended	Year ended
	June 30, 2007	December 31, 2006
	($ in Thousands)
Goodwill:
Balance at beginning of period	$871,629	$877,680
Goodwill acquired, net of adjustments	57,539	(6,051)

Balance at end of period	$929,168	$871,629

Other Intangible Assets: The Corporation has other intangible assets that are amortized, consisting of core deposit intangibles, other intangibles (primarily related to customer relationships acquired in connection with the Corporation’s insurance agency acquisitions), and mortgage servicing rights. The core deposit intangibles and mortgage servicing rights are assigned to the banking segment, while other intangibles of $14 million are assigned to the wealth management segment and $1 million are assigned to the banking segment as of June 30, 2007.

For core deposit intangibles and other intangibles, changes in the gross carrying amount, accumulated amortization, and net book value were as follows. The $4 million increase to core deposit intangibles during the first half of 2007 was attributable to the June 2007 acquisition of First National Bank, while the $1 million increase to other intangibles was attributable to the value of check processing contracts purchased in June 2007.

	At or for the	At or for the
	Six months ended	Year ended
	June 30, 2007	December 31, 2006
	($ in Thousands)
Core deposit intangibles:
Gross carrying amount	$47,748	$43,363
Accumulated amortization	(17,994)	(15,698)

Net book value	$29,754	$27,665

Additions during the period	$4,385	$—
Amortization during the period	(2,296)	(5,190)
Other intangibles: (1)
Gross carrying amount	$22,370	$26,348
Accumulated amortization	(7,354)	(11,399)

Net book value	$15,016	$14,949

Additions during the period	$1,150	$—
Amortization during the period	(1,083)	(3,713)

(1)	Other intangibles of $5.1 million were fully amortized during 2006 and have been removed from both the gross carrying amount and the accumulated amortization for 2007.
The Corporation sells residential mortgage loans in the secondary market and typically retains the right to service the loans sold. Upon sale, a mortgage servicing rights asset is capitalized, which represents the then current fair value of future net cash flows expected to be realized for performing servicing activities. Mortgage servicing rights, when purchased, are initially recorded at fair value (i.e. the purchase price paid). As the Corporation has not elected to subsequently measure any class of servicing assets under the fair value measurement method, the Corporation follows the amortization method. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income, and assessed for impairment at each reporting date. Mortgage servicing rights are carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value, and are included in other intangible assets, net in the consolidated balance sheets. At June 30, 2007 and December 31, 2006, the fair value of the mortgage servicing rights was $65.6 million and $76.7 million, respectively.
The Corporation periodically evaluates its mortgage servicing rights asset for impairment. Impairment is assessed based on fair value at each reporting date using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate). As mortgage interest rates rise, prepayment speeds are usually slower and the value of the mortgage servicing rights asset generally increases, requiring less valuation reserve. A valuation allowance is established, through a charge to earnings, to the extent the amortized cost of the mortgage servicing rights exceeds the estimated fair value by stratification. If it is later determined that all or a portion of the temporary impairment no longer exists for a stratification, the valuation is reduced through a recovery to earnings. An other-than-temporary impairment (i.e., recoverability is considered remote when considering interest rates and loan pay off activity) is recognized as a write-down of the mortgage servicing rights asset and the related valuation allowance (to the extent a valuation allowance is available) and then against earnings. A direct write-down permanently reduces the carrying value of the mortgage servicing rights asset and valuation allowance, precluding subsequent recoveries.
Mortgage servicing rights expense is a component of mortgage banking, net, in the consolidated statements of income. The $6.4 million mortgage servicing rights expense for first half 2007 was comprised of $9.0 million of base amortization and a $2.6 million recovery to the valuation allowance, while the $6.8 million mortgage servicing rights expense for first half 2006 was comprised of base amortization of $10.1 million and a $3.3 million recovery to the valuation allowance. For the full year 2006, the $18.1 million mortgage servicing rights expense included $20.4 million base amortization, net of a $2.3 million recovery to the valuation allowance.
A summary of changes in the balance of the mortgage servicing rights asset and the mortgage servicing rights valuation allowance was as follows.

	At or for the	At or for the
	Six months ended	Year ended
	June 30, 2007	December 31, 2006
	($ in Thousands)
Mortgage servicing rights:
Mortgage servicing rights at beginning of period	$71,694	$76,236
Additions (1)	11,442	15,866
Sale of servicing (3)	(15,868)	—
Amortization	(8,973)	(20,400)
Other-than-temporary impairment	(92)	(8)

Mortgage servicing rights at end of period	$58,203	$71,694

Valuation allowance at beginning of period	(5,074)	(7,395)
(Additions) / Recoveries, net	2,608	2,313
Other-than-temporary impairment	92	8

Valuation allowance at end of period	(2,374)	(5,074)

Mortgage servicing rights, net	$55,829	$66,620

Portfolio of residential mortgage loans serviced for others (2) (3)	$6,571,000	$8,330,000
Mortgage servicing rights, net to Portfolio of residential mortgage loans serviced for others	0.85%	0.80%
Mortgage servicing rights expense (4)	$6,365	$18,087

(1)	Included in the June 30, 2007, additions to mortgage servicing rights was $2.4 million from First National Bank at acquisition.

(2)	Included in the June 30, 2007, portfolio of residential mortgage loans serviced for others was $251 million from First National Bank at acquisition.

(3)	The Corporation sold approximately $2.3 billion of its mortgage portfolio serviced for others with a carrying value of $15.9 million in 2007 at an $8.3 million gain, included in mortgage banking, net in the consolidated statements of income.

(4)	Includes the amortization of mortgage servicing rights and additions/reversals to the valuation allowance of mortgage servicing rights, and is a component of mortgage banking, net in the consolidated statements of income.
The following table shows the estimated future amortization expense for amortizing intangible assets. The projections of amortization expense for the next five years are based on existing asset balances, the current interest rate environment, and prepayment speeds as of June 30, 2007. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable.
Estimated amortization expense:

	Core Deposit	Other	Mortgage Servicing
	Intangible	Intangibles	Rights
		($ in Thousands)
Six months ending December 31, 2007	$2,600	$1,200	$7,700
Year ending December 31, 2008	4,600	1,700	13,400
Year ending December 31, 2009	4,100	1,400	10,400
Year ending December 31, 2010	3,700	1,200	8,200
Year ending December 31, 2011	3,700	1,000	6,400
Year ending December 31, 2012	3,200	1,000	4,500

NOTE 9: Long-term Funding
Long-term funding (funding with original contractual maturities greater than one year) was as follows.

	June 30,	December 31,
	2007	2006
	($ in Thousands)
Federal Home Loan Bank advances	$1,011,800	$923,264
Bank notes	400,000	625,000
Repurchase agreements	105,000	105,000
Subordinated debt, net	199,387	199,311
Junior subordinated debentures, net	213,839	216,399
Other borrowed funds	2,168	2,168

Total long-term funding	$1,932,194	$2,071,142

Federal Home Loan Bank advances: Long-term advances from the Federal Home Loan Bank (“FHLB”) had maturities through 2020 and had weighted-average interest rates of 4.68% at June 30, 2007, compared to 4.04% at December 31, 2006. These advances had a combination of fixed and variable contractual rates, of which, 20% were variable at June 30, 2007, while 22% were variable at December 31, 2006.
Bank notes: The long-term bank notes had maturities through 2008 and had weighted-average interest rates of 5.03% at June 30, 2007, and 5.18% at December 31, 2006. These notes had a combination of fixed and variable rates, of which 75% were variable rate at June 30, 2007, compared to 84% variable rate at December 31, 2006.
Repurchase agreements: The long-term repurchase agreements had maturities through 2010 and had weighted-average interest rates of 4.80% at June 30, 2007, and 4.81% at December 31, 2006. These repurchase agreements were 100% variable rate for all periods presented.
Subordinated debt: In August 2001, the Corporation issued $200 million of 10-year subordinated debt. This debt was issued at a discount and has a fixed coupon interest rate of 6.75%. The subordinated debt qualifies under the risk-based capital guidelines as Tier 2 supplementary capital for regulatory purposes.
Junior subordinated debentures: The Corporation has $180.4 million of junior subordinated debentures (“ASBC Debentures”), which carry a fixed rate of 7.625% and mature on June 15, 2032. The Corporation has the right to redeem the ASBC Debentures, at par, on or after May 30, 2007. During 2002, the Corporation entered into interest rate swaps to hedge the interest rate risk on the ASBC Debentures. The fair value of the derivative was a $3.6 million loss at June 30, 2007, compared to a $1.0 million loss at December 31, 2006. The carrying value of the ASBC Debentures was $176.8 million and $179.3 million at June 30, 2007 and December 31, 2006, respectively. With its October 2005 acquisition, the Corporation acquired $30.9 million of variable rate junior subordinated debentures (the “SFSC Debentures”), from two equal issuances, of which one pays a variable rate adjusted quarterly based on the 90-day LIBOR plus 2.80% (or 8.16% at June 30, 2007) and matures April 23, 2034, and the other which pays a variable rate adjusted quarterly based on the 90-day LIBOR plus 3.45% (or 8.81% at June 30, 2007) and matures November 7, 2032. The Corporation has the right to redeem the SFSC Debentures, at par, on April 23, 2009, and November 7, 2007, respectively, and quarterly thereafter. The carrying value of the SFSC Debentures was $37.0 million and $37.1 million at June 30, 2007 and December 31, 2006, respectively.

NOTE 10: Comprehensive Income
A summary of activity in comprehensive income follows.

	Six Months Ended		Year Ended
	June 30, 2007	June 30, 2006	December 31, 2006
	($ in Thousands)
Net income	$149,220	$165,256	$316,645
Other comprehensive income (loss):
Net gains (losses) on investment securities available for sale:
Net unrealized gains (losses)	(28,452)	(33,665)	8,790
Reclassification adjustment for net gains realized in net income	(7,110)	(3,994)	(4,722)
Income tax expense (benefit)	12,910	13,550	(1,519)
Amortization of adjustment for adoption of SFAS 158:
Prior service cost	221	—	—
Net loss	430
Income tax benefit	(260)	—	—

Total other comprehensive income (loss)	(22,261)	(24,109)	2,549

Comprehensive income	$126,959	$141,147	$319,194

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
NOTE 12: Derivative and Hedging Activities
The table below identifies the Corporation’s derivative instruments, excluding mortgage derivatives, at June 30, 2007 and December 31, 2006, as well as which instruments receive hedge accounting treatment. Included in the table below for both June 30, 2007 and December 31, 2006, were customer interest rate swaps and interest rate caps for which the Corporation has mirror swaps and caps. Also included in the table below at June 30, 2007, were customer interest rate collars for which the Corporation has mirror collars. The fair value of these customer swaps, caps, and collars and of the mirror swaps, caps, and collars is recorded in earnings and the net impact for the first half of 2007 and 2006, and full year 2006 was immaterial.

	Notional	Estimated Fair	Weighted Average
	Amount	Market Value	Receive Rate	Pay Rate	Maturity
	($ in Thousands)
June 30, 2007
Swaps–receive fixed / pay variable (1)	$175,000	$(3,631)	7.63%	6.38%	304 months
Customer and mirror swaps (2)	472,235	—	5.18%	5.18%	56 months
Customer and mirror caps (2)	21,609	—	—	—	26 months
Customer and mirror collars (2)	56,461	—	—	—	60 months

(1)	Fair value hedge accounting is applied on $175 million notional, which hedges a long-term, fixed-rate subordinated debenture.

(2)	Hedge accounting is not applied on $550 million notional of interest rate swaps, caps, and collars entered into with our customers whose value changes are offset by mirror swaps, caps, and collars entered into with third parties.

	Notional	Estimated Fair	Weighted Average
	Amount	Market Value	Receive Rate	Pay Rate	Maturity
	($ in Thousands)
December 31, 2006
Swaps–receive fixed / pay variable (3)	$175,000	$(979)	7.63%	6.38%	310 months
Customer and mirror swaps (4)	434,178	—	4.91%	4.91%	63 months
Customer and mirror caps (4)	22,197	—	—	—	32 months

(3)	Fair value hedge accounting is applied on $175 million notional, which hedges a long-term, fixed-rate subordinated debenture.

(4)	Hedge accounting is not applied on $456 million notional of interest rate swaps and caps entered into with our customers whose value changes are offset by mirror swaps and caps entered into with third parties.
For the first half of 2007, the Corporation recognized combined ineffectiveness of $0.2 million (which decreased net interest income), relating to the Corporation’s fair value hedge of a long-term, fixed rate subordinated debenture. The Corporation recognized combined ineffectiveness of $1.1 million (which decreased net interest income) for the first half of 2006 and $1.1 million (which increased net interest income) for full year 2006 relating to the Corporation’s fair value hedges of long-term, fixed-rate commercial loans and a long-term, fixed-rate subordinated debenture. No components of the derivatives change in fair value were excluded from the assessment of hedge effectiveness. Prior to March 31, 2006, the Corporation had been using the short cut method of assessing hedge effectiveness for a fair value hedge with $175 million notional balance hedging a long-term, fixed-rate subordinated debenture. Effective March 31, 2006, the Corporation de-designated the hedging relationship under the short cut method and re-designated the hedging relationship under a long-haul method utilizing the same instruments. This hedging relationship accounts for the majority of ineffectiveness recorded in 2006. In December 2006, the Corporation terminated all swaps hedging long-term, fixed-rate commercial loans for a net gain of approximately $0.8 million. At June 30, 2007 and December 31, 2006, the only remaining hedge accounting is on interest rate swaps hedging a $175 million long-term, fixed-rate subordinated debenture.
For the mortgage derivatives, which are not included in the table above and are not accounted for as hedges, changes in the fair value are recorded to mortgage banking, net. The fair value of the mortgage derivatives at June 30, 2007, was a net loss of $0.1 million, comprised of the net loss on commitments to fund approximately $94 million of loans to individual borrowers and the net gain on commitments to sell approximately $142 million of loans to various investors. The fair value of the mortgage derivatives at June 30, 2006, was a net loss of $0.8 million, comprised of the net loss on commitments to fund approximately $164 million of loans to individual borrowers and the net gain on commitments to sell approximately $194 million of loans to various investors. The fair value of the mortgage derivatives at December 31, 2006, was a net loss of $0.7 million, comprised of the net loss on commitments to fund approximately $91 million of loans to individual borrowers and the net gain on commitments to sell approximately $138 million of loans to various investors.

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

	June 30, 2007	December 31, 2006
	($ in Thousands)
Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale (1) (2)	$6,350,747	$6,067,120
Commercial letters of credit (1)	24,380	22,568
Standby letters of credit (3)	620,468	608,352

(1)	These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and thus are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and is not material at June 30, 2007 or December 31, 2006.

(2)	Commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 12.

(3)	The Corporation has established a liability of $4.4 million and $4.8 million at June 30, 2007 and December 31, 2006, respectively, as an estimate of the fair value of these financial instruments.
Other Commitments
The Corporation has principal investment commitments to provide capital-based financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in low-income housing, small-business commercial real estate, and historic tax credit projects to promote the revitalization of low-to-moderate-income neighborhoods throughout the local communities of its bank subsidiary. As a limited partner in these unconsolidated projects, the Corporation is allocated tax credits and deductions associated with the underlying projects. As of June 30, 2007, the Corporation’s commitment for all these investments was $44 million (of which, $26 million was funded), while at December 31, 2006, the Corporation’s commitment for all these investments was $33 million (of which, $16 million was funded). The aggregate carrying value of these investments at June 30, 2007, was $22 million, included in other assets on the consolidated balance sheets, compared to $13 million at December 31, 2006.
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
Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are most often sold on a nonrecourse basis. The Corporation’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability, which if subsequently are untrue or breached, could require the Corporation to repurchase certain loans affected. There have been insignificant instances of repurchase under representations and warranties. To a much lesser degree, the Corporation may sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and/or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At June 30, 2007 and December 31, 2006, there were approximately $86 million and $62 million, respectively, of residential mortgage loans sold with such recourse risk, upon which there have been insignificant instances of repurchase. Given that the underlying loans delivered to buyers are predominantly conventional residential first lien mortgages produced under our usual underwriting procedures, and that historical experience shows negligible losses and insignificant repurchase activity, management believes that losses and repurchases under the limited recourse provisions will continue to be insignificant.
Finally, a thrift retained a subordinate position to the FHLB in the credit risk on the underlying residential mortgage loans it sold to the FHLB, prior to its acquisition by the Corporation in October 2004, in exchange for a monthly credit enhancement fee. The Corporation has not sold loans to the FHLB with such credit risk retention since February 2005. At June 30, 2007 and December 31, 2006, there were $1.7 billion and $1.8 billion, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been negligible historical losses.
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
The components of net periodic benefit cost for the Pension and Postretirement Plans for the three and six months ended June 30, 2007 and 2006, and for the full year 2006 were as follows.

	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31
	2007	2006	2007	2006	2006
	($ in Thousands)
Components of Net Periodic Benefit Cost

Pension Plan:
Service cost	$2,525	$2,525	$5,050	$5,050	$9,546
Interest cost	1,443	1,350	2,885	2,700	5,335
Expected return on plan assets	(2,825)	(2,264)	(5,650)	(4,528)	(9,551)
Amortization of transition asset	—	(23)	—	(45)	(88)
Amortization of prior service cost	12	13	24	25	47
Amortization of actuarial loss	215	274	430	548	1,035

Subtotal net periodic benefit cost	$1,370	$1,875	$2,739	$3,750	$6,324
Settlement charge	—	—	—	—	102

Total net periodic benefit cost	$1,370	$1,875	$2,739	$3,750	$6,426

Postretirement Plan:
Interest cost	$79	$79	$158	$158	$311
Amortization of prior service cost	99	84	197	167	395

Total net periodic benefit cost	$178	$163	$355	$325	$706

The Corporation’s funding policy is to pay at least the minimum amount required by the funding requirements of federal law and regulations, with consideration given to the maximum funding amounts allowed. The Corporation contributed $10 million to its Pension Plan during the first quarter of 2007, and as of June 30, 2007, does not expect to make additional contributions for the remainder of 2007. The Corporation regularly reviews the funding of its Pension Plan.

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

Selected segment information is presented below.

		Wealth		Consolidated
	Banking	Management	Other	Total
	($ in Thousands)
As of and for the six months ended June 30, 2007

Net interest income	$316,292	$229	$—	$316,521
Provision for loan losses	10,275	—	—	10,275
Noninterest income	132,098	53,005	(1,942)	183,161
Depreciation and amortization	23,623	862	—	24,485
Other noninterest expense	212,391	34,819	(1,942)	245,268
Income taxes	63,413	7,021	—	70,434

Net income	$138,688	$10,532	$—	$149,220

Percent of consolidated net income	93%	7%	—	100%
Total assets	$20,785,132	$103,640	$(39,632)	$20,849,140

Percent of consolidated total assets	100%	—	—	100%
Total revenues *	$448,390	$53,234	$(1,942)	$499,682
Percent of consolidated total revenues*	90%	10%	—	100%

As of and for the six months ended June 30, 2006

Net interest income	$334,998	$270	$—	$335,268
Provision for loan losses	8,151	—	—	8,151
Noninterest income	109,052	50,638	(1,582)	158,108
Depreciation and amortization	26,034	997	—	27,031
Other noninterest expense	198,449	34,360	(1,582)	231,227
Income taxes	55,491	6,220	—	61,711

Net income	$155,925	$9,331	$—	$165,256

Percent of consolidated net income	94%	6%	—	100%
Total assets	$21,066,389	$95,275	$(33,310)	$21,128,354

Percent of consolidated total assets	100%	—	—	100%
Total revenues *	$444,050	$50,908	$(1,582)	$493,376
Percent of consolidated total revenues*	90%	10%	—	100%

*	Total revenues for this segment disclosure are defined to be the sum of net interest income plus noninterest income, net of mortgage servicing rights amortization.

		Wealth		Consolidated
	Banking	Management	Other	Total
	($ in Thousands)
As of and for the three months ended June 30, 2007

Net interest income	$157,376	$99	$—	$157,475
Provision for loan losses	5,193	—	—	5,193
Noninterest income	69,623	26,772	(971)	95,424
Depreciation and amortization	11,296	421	—	11,717
Other noninterest expense	108,114	17,720	(971)	124,863
Income taxes	31,809	3,492	—	35,301

Net income	$70,587	$5,238	$—	$75,825

Percent of consolidated net income	93%	7%	—	100%
Total assets	$20,785,132	$103,640	$(39,632)	$20,849,140

Percent of consolidated total assets	100%	—	—	100%
Total revenues *	$226,999	$26,871	$(971)	$252,899
Percent of consolidated total revenues*	90%	10%	—	100%
As of and for the three months ended June 30, 2006
Net interest income	$168,258	$141	$—	$168,399
Provision for loan losses	3,686	—	—	3,686
Noninterest income	57,116	25,930	(791)	82,255
Depreciation and amortization	12,811	466	—	13,277
Other noninterest expense	99,488	17,733	(791)	116,430
Income taxes	30,563	3,149	—	33,712

Net income	$78,826	$4,723	$—	$83,549

Percent of consolidated net income	94%	6%	—	100%
Total assets	$21,066,389	$95,275	$(33,310)	$21,128,354

Percent of consolidated total assets	100%	—	—	100%
Total revenues *	$225,374	$26,071	$(791)	$250,654
Percent of consolidated total revenues*	90%	10%	—	100%

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
Mortgage Servicing Rights Valuation: The fair value of the Corporation’s mortgage servicing rights asset is important to the presentation of the consolidated financial statements since the mortgage servicing rights are carried on the consolidated balance sheet at the lower of amortized cost or estimated fair value. Mortgage servicing rights do not trade in an active open market with readily observable prices. As such, like other participants in the mortgage banking business, the Corporation relies on an internal discounted cash flow model to estimate the fair value of its mortgage servicing rights. The use of an internal discounted cash flow model involves judgment, particularly of estimated prepayment speeds of underlying mortgages serviced and the overall level of interest rates. Loan type and note rate are the predominant risk characteristics of the underlying loans used to stratify capitalized mortgage servicing rights for purposes of measuring impairment. The Corporation periodically reviews the assumptions underlying the valuation of mortgage servicing rights. In addition, the Corporation consults periodically with third parties as to the assumptions used and to determine that the Corporation’s valuation is consistent with the third party valuation. While the Corporation believes that the values produced by its internal model are indicative of the fair value of its mortgage servicing rights portfolio, these values can change significantly depending upon key factors, such as the then current interest rate environment, estimated prepayment speeds of the underlying mortgages serviced, and other economic conditions. To better understand the sensitivity of the impact on prepayment speeds to changes in interest rates, if mortgage interest rates moved up 50 basis points (“bp”) at June 30, 2007 (holding all other factors unchanged), it is anticipated that prepayment speeds would have slowed and the modeled estimated value of mortgage servicing rights could have been $1 million higher than that determined at June 30, 2007 (leading to more valuation allowance reversal and an increase in net mortgage banking income). Conversely, if mortgage interest rates moved down 50 bp, prepayment speeds would have likely increased and the modeled estimated value of mortgage servicing rights could have been $2 million lower (leading to adding more valuation allowance and a decrease in net mortgage banking income). The proceeds that might be received should the Corporation actually consider a sale of some or all of the mortgage servicing rights portfolio could differ from the amounts reported at any point in time. The Corporation believes the mortgage servicing rights asset is properly recorded in the consolidated financial statements. See also Note 8, “Goodwill and Other Intangible Assets,” of the notes to consolidated financial statements and section “Noninterest Income.”
Derivative Financial Instruments and Hedging Activities: In various aspects of its business, the Corporation uses derivative financial instruments to modify exposures to changes in interest rates and market prices for other financial instruments. Derivative instruments are required to be carried at fair value on the balance sheet with changes in the fair value recorded directly in earnings. To qualify for and maintain hedge accounting, the Corporation must meet formal documentation and effectiveness evaluation requirements both at the hedge’s inception and on an ongoing basis. The application of the hedge accounting policy requires strict adherence to documentation and effectiveness testing requirements, judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings, and measurement of changes in the fair value of hedged items. If in the future derivative financial instruments used by the Corporation no longer qualify for hedge accounting, the impact on the consolidated results of operations and reported earnings could be significant. When hedge accounting is discontinued, the Corporation would continue to carry the derivative on the balance sheet at its fair value; however, for a cash flow derivative changes in its fair value would be recorded in earnings instead of through other comprehensive income, and for a fair value derivative the changes in fair value of the hedged asset or liability would no longer be recorded through earnings. Prior to March 31, 2006, the Corporation had been using the short cut method of assessing hedge effectiveness for a fair value hedge with $175 million notional balance, hedging a long-term, fixed-rate subordinated debenture. Effective March 31, 2006, the Corporation de-designated the hedging relationship under the short cut method and re-designated the hedging relationship under a long-haul method utilizing the same instruments. This hedging relationship accounts for the majority of the ineffectiveness recorded in 2006. In December 2006, the Corporation terminated all swaps hedging long-term, fixed-rate commercial loans for a net gain of approximately $0.8 million. At June 30, 2007 and December 31, 2006, the only remaining hedge accounting is on interest rate swaps hedging a $175 million long-term, fixed-rate subordinated debenture. The Corporation continues to evaluate its future hedging strategies. See Note 12, “Derivative and Hedging Activities,” of the notes to consolidated financial statements.
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
Note 15, “Segment Reporting,” of the notes to consolidated financial statements, indicates that the banking segment represents 93% of consolidated net income and 90% of total revenues (as defined in the Note) for the first half of 2007. The Corporation’s profitability is predominantly dependent on net interest income, noninterest income, the level of the provision for loan losses, noninterest expense, and income taxes of its banking segment. The consolidated discussion therefore predominantly describes the banking segment results. The critical accounting policies primarily affect the banking segment, with the exception of income taxes, which affects both the banking and wealth management segments (see section “Critical Accounting Policies”).
The contribution from the wealth management segment to consolidated net income and total revenues (as defined and disclosed in Note 15, “Segment Reporting,” of the notes to consolidated financial statements) was approximately 7% and 10%, respectively, for the six-months ended June 30, 2007 compared to 6% and 10%, respectively, for the same period in 2006. Wealth management segment revenues were up $2.3 million (5%) and expenses were up $0.3 million (1%) between the comparable six-month periods of 2007 and 2006. Wealth segment assets (which consist predominantly of cash equivalents, investments, customer receivables, goodwill and intangibles) were up $8.4 million (9%) between June 30, 2007 and June 30, 2006, predominantly cash equivalents. The major components of wealth management revenues are trust fees, insurance fees and commissions, and brokerage commissions, which are individually discussed in section “Noninterest Income.” The major expenses for the wealth management segment are personnel expense (74% and 71%, respectively, of total segment noninterest expense for first half 2007 and the comparable period in 2006), as well as occupancy, processing, and other costs, which are covered generally in the consolidated discussion in section “Noninterest Expense.”

Results of Operations – Summary
TABLE 1
Summary Results of Operations: Trends
($ in Thousands, except per share data)

	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.
	2007	2007	2006	2006	2006

Net income (Quarter)	$75,825	$73,395	$74,501	$76,888	$83,549
Net income (Year-to-date)	149,220	73,395	316,645	242,144	165,256

Earnings per share – basic (Quarter)	$0.59	$0.57	$0.58	$0.58	$0.63
Earnings per share – basic (Year-to-date)	1.17	0.57	2.40	1.82	1.24

Earnings per share – diluted (Quarter)	$0.59	$0.57	$0.57	$0.58	$0.63
Earnings per share – diluted (Year-to-date)	1.16	0.57	2.38	1.81	1.23

Return on average assets (Quarter)	1.48%	1.46%	1.43%	1.46%	1.58%
Return on average assets (Year-to-date)	1.47	1.46	1.50	1.52	1.55

Return on average equity (Quarter)	13.49%	13.35%	13.19%	13.36%	14.86%
Return on average equity (Year-to-date)	13.42	13.35	13.89	14.12	14.51

Return on tangible average equity (Quarter) (1)	23.14%	22.63%	22.31%	22.32%	25.18%
Return on tangible average equity (Year-to-date) (1)	22.89	22.63	23.31	23.64	24.31

Efficiency ratio (Quarter) (2)	53.23%	52.22%	50.26%	50.19%	49.82%
Efficiency ratio (Year-to-date) (2)	52.73	52.22	50.31	50.33	50.40

Net interest margin (Quarter)	3.53%	3.62%	3.64%	3.63%	3.59%
Net interest margin (Year-to-date)	3.57	3.62	3.62	3.56	3.53

(1)	Return on tangible average equity = Net income divided by average equity excluding average goodwill and other intangible assets. This is a non-GAAP financial measure.

(2)	Efficiency ratio = Noninterest expense divided by sum of taxable equivalent net interest income plus noninterest income, excluding investment securities gains (losses), net, and asset sales gains (losses), net.
Net income for the six months ended June 30, 2007 totaled $149.2 million, or $1.17 and $1.16 for basic and diluted earnings per share, respectively. Comparatively, net income for the six months ended June 30, 2006 was $165.3 million, or $1.24 and $1.23 for basic and diluted earnings per share, respectively. Year-to-date 2007 results generated an annualized return on average assets of 1.47% and an annualized return on average equity of 13.42%, compared to 1.55% and 14.51%, respectively, for the comparable period in 2006. The net interest margin for the first six months of 2007 was 3.57% compared to 3.53% for the first six months of 2006.
Net Interest Income and Net Interest Margin
Net interest income was $316.5 million for the first half of 2007, down $18.7 million (5.6%) versus the comparable 2006 period, while net interest income on a taxable equivalent basis was $329.8 million, down $18.6 million (5.3%) from the comparable period last year. As indicated in Tables 2 and 3, the decrease in taxable equivalent net interest income was attributable to both unfavorable rate variances (as the impact of changes in the interest rate environment and product pricing reduced taxable equivalent net interest income by $11.4 million) and volume variances (as changes in the balances and mix of earning assets and interest-bearing liabilities reduced taxable equivalent net interest income by $7.3 million).
The net interest margin improved 4 bp, to 3.57% for the first half of 2007 compared to 3.53% for the first half of 2006. This improvement was a function of a 12 bp higher contribution from net free funds (reflecting both the higher volume and value of noninterest-bearing deposits and other net free funds), offset by an 8 bp lower interest rate spread (i.e., the net of a 53 bp increase in the cost of interest-bearing liabilities and a 45 bp increase in the yield on earning assets).
The Federal funds rate was raised by 25 bp four times during the first half of 2006 and has been unchanged since, resulting in an average rate of 5.25% for the first half of 2007, 59 bp higher than the average rate during the first half of 2006. The benefits to the margin from these short-term interest rate increases were substantially offset by the more prominently inverted yield curve (i.e., rising short-term interest rates without commensurate increases to longer-term interest rates), higher levels of nonaccrual loans, and competitive pricing pressures, producing lower spreads on loans and higher rates on deposits, as well as the impact of funding both stock repurchases and the June 2007 acquisition.
The yield on earning assets was 7.01% for the first half of 2007, 45 bp higher than the comparable period last year, aided in part by loans representing a larger percentage of earning assets, as loans carry higher yields than investments. Loan yields increased 41 bp (to 7.41% for the first half of 2007), benefiting by higher market interest rates on new and adjustable rate loans, though moderated by competitive pricing pressures, higher levels of nonaccrual loans, and by the fixed rate loan portfolio which is not subject to repricing. The yield on investment securities increased 35 bp (to 5.31% for the first half of 2007), assisted by the sale of lower-yielding investment securities in conjunction with the 2006 wholesale funding reduction strategy described below.
The rate on interest-bearing liabilities of 4.04% for the first half of 2007 was 53 bp higher than the same period in 2006, benefiting from lower-costing interest-bearing deposits representing a greater percentage of average interest-bearing liabilities, but affected more by the rise in the cost of each source of funds. The cost of interest-bearing deposits was up 60 bp (to 3.58%), impacted by aggressive pricing especially in business and municipal deposits and a continuing shift in customer preference from lower-priced transaction accounts to higher-paying deposit products. Wholesale funding costs increased 67 bp (to 5.20%), with short-term borrowings up 60 bp (similar to the change in the average Federal funds rate) and long-term funding up 76 bp (as lower-costing debt matured and renewed or repriced at higher rates).
Year-over-year changes in the average balance sheet were predominantly a function of the Corporation’s wholesale funding reduction strategy. In conjunction with this initiative (which began in fourth quarter 2005 and completed in third quarter 2006), cash from maturing or sold investments was not reinvested, but used to reduce wholesale borrowings and repurchase stock. As a result, average earning assets were $18.5 billion for first half 2007, a decrease of $1.1 billion or 5.6% from the comparable period last year, led by average investment securities which were down $0.7 billion. Average loans were down $0.4 billion, with the decrease primarily attributable to the January 2007 sale of $0.3 billion of lower-yielding residential mortgage loans. As a percentage of average earning assets, loans increased from 79% for first half 2006 to 81% in first half 2007, and investment securities experienced a corresponding decrease.
Average interest-bearing liabilities of $15.8 billion in first half 2007 were down $1.2 billion versus first half 2006, attributable to lower wholesale funds. On average, interest-bearing deposits grew $62 million and noninterest-bearing demand deposits (a principal component of net free funds) were up $141 million between the comparable six-month periods. Given the growth in total deposits and the decrease in earning assets, average wholesale funding balances decreased $1.3 billion between the comparable six-month periods, with long-term debt down $1.1 billion and short-term borrowings down $0.2 billion. As a percentage of total average interest-bearing liabilities, interest-bearing deposits, short-term borrowings and long-term funding were 72%, 17% and 11%, respectively, for the first half of 2007, compared to 66%, 17% and 17%, respectively, for the first half of 2006.

     TABLE 2
Net Interest Income Analysis-Taxable Equivalent Basis
($ in Thousands)

	Six Months ended June 30, 2007			Six Months ended June 30, 2006
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

Earning assets:
Loans: (1) (2) (3) (4)
Commercial	$9,697,338	$360,976	7.51%	$9,515,862	$342,716	7.17%
Residential mortgage	2,345,020	71,331	6.10	2,844,536	81,658	5.75
Retail	2,978,486	120,172	8.10	3,061,917	116,414	7.63

Total loans	15,020,844	552,479	7.41	15,422,315	540,788	7.00
Investments and other (1)	3,499,134	92,942	5.31	4,202,640	104,222	4.96

Total earning assets	18,519,978	645,421	7.01	19,624,955	645,010	6.56
Other assets, net	1,946,474			1,942,754

Total assets	$20,466,452			$21,567,709

Interest-bearing liabilities:
Interest-bearing deposits:
Savings deposits	$905,620	$1,911	0.43%	$1,059,838	$1,923	0.37%
Interest-bearing demand deposits	1,816,668	17,684	1.96	2,264,235	19,378	1.73
Money market deposits	3,771,053	71,265	3.81	2,988,491	49,648	3.35
Time deposits, excluding Brokered CDs	4,325,023	97,001	4.52	4,381,112	82,569	3.80

Total interest-bearing deposits, excluding Brokered CDs	10,818,364	187,861	3.50	10,693,676	153,518	2.89
Brokered CDs	464,192	12,218	5.31	526,534	12,436	4.76

Total interest-bearing deposits	11,282,556	200,079	3.58	11,220,210	165,954	2.98
Wholesale funding	4,472,630	115,537	5.20	5,739,755	130,618	4.53

Total interest-bearing liabilities	15,755,186	315,616	4.04	16,959,965	296,572	3.51

Noninterest-bearing demand deposits	2,348,259			2,207,579
Other liabilities	121,547			103,163
Stockholders’ equity	2,241,460			2,297,002

Total liabilities and equity	$20,466,452			$21,567,709

Interest rate spread			2.97%			3.05%
Net free funds			0.60			0.48

Taxable equivalent net interest income and net interest margin		$329,805	3.57%		$348,438	3.53%

Taxable equivalent adjustment		13,284			13,170

Net interest income		$316,521			$335,268

(1)	The yield on tax exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.

(2)	Nonaccrual loans and loans held for sale are included in the average balances.

(3)	Interest income includes net loan fees.

(4)	Commercial includes commercial, financial, and agricultural, real estate construction, commercial real estate, and lease financing; residential mortgage includes residential mortgage first liens; and retail includes home equity lines, residential mortgage junior liens, and installment loans (such as educational and other consumer loans).

TABLE 2 (continued)
Net Interest Income Analysis-Taxable Equivalent Basis
($ in Thousands)

	Three Months ended June 30, 2007			Three Months ended June 30, 2006
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

Earning assets:
Loans: (1) (2) (3) (4)
Commercial	$9,811,861	$182,536	7.46%	$9,605,422	$178,429	7.35%
Residential mortgage	2,333,225	35,948	6.17	2,811,824	40,712	5.79
Retail	2,937,764	59,351	8.09	3,098,543	60,064	7.76

Total loans	15,082,850	277,835	7.38	15,515,789	279,205	7.15
Investments and other (1)	3,522,174	46,562	5.29	3,826,839	48,595	5.08

Total earning assets	18,605,024	324,397	6.99	19,342,628	327,800	6.74
Other assets, net	1,953,779			1,924,164

Total assets	$20,558,803			$21,266,792

Interest-bearing liabilities:
Interest-bearing deposits:
Savings deposits	$928,207	$1,110	0.48%	$1,054,523	$980	0.37%
Interest-bearing demand deposits	1,833,762	9,097	1.99	2,145,715	8,986	1.68
Money market deposits	3,723,407	35,172	3.79	3,174,513	28,296	3.58
Time deposits, excluding Brokered CDs	4,339,520	49,407	4.57	4,411,156	43,121	3.92

Total interest-bearing deposits, excluding Brokered CDs	10,824,896	94,786	3.51	10,785,907	81,383	3.03
Brokered CDs	527,510	6,994	5.32	540,746	6,693	4.96

Total interest-bearing deposits	11,352,406	101,780	3.60	11,326,653	88,076	3.12
Wholesale funding	4,482,437	58,418	5.23	5,391,108	64,822	4.76

Total interest-bearing liabilities	15,834,843	160,198	4.06	16,717,761	152,898	3.65

Noninterest-bearing demand deposits	2,350,466			2,208,072
Other liabilities	119,622			86,026
Stockholders’ equity	2,253,872			2,254,933

Total liabilities and equity	$20,558,803			$21,266,792

Interest rate spread			2.93%			3.09%
Net free funds			0.60			0.50

Taxable equivalent net interest income and net interest margin		$164,199	3.53%		$174,902	3.59%

Taxable equivalent adjustment		6,724			6,503

Net interest income		$157,475			$168,399

TABLE 3
Volume / Rate Variance – Taxable Equivalent Basis
($ in Thousands)

	Comparison of			Comparison of
	Six months ended June 30, 2007 versus 2006			Three months ended June 30, 2007 versus 2006
		Variance Attributable to			Variance Attributable to
	Income/Expense			Income/Expense
	Variance (1)	Volume	Rate	Variance (1)	Volume	Rate

INTEREST INCOME: (2)
Loans:
Commercial	$18,260	$5,423	$12,837	$4,107	$2,486	$1,621
Residential mortgage	(10,327)	(14,667)	4,340	(4,764)	(7,001)	2,237
Retail	3,758	(3,270)	7,028	(713)	(3,230)	2,517

Total loans	11,691	(12,514)	24,205	(1,370)	(7,745)	6,375
Investments and other	(11,280)	(17,825)	6,545	(2,033)	(3,605)	1,572

Total interest income	411	(30,339)	30,750	(3,403)	(11,350)	7,947

INTEREST EXPENSE:
Interest-bearing deposits:
Savings deposits	$(12)	$(301)	$289	$130	$(127)	$257
Interest-bearing demand deposits	(1,694)	(4,141)	2,447	111	(1,413)	1,524
Money market deposits	21,617	14,174	7,443	6,876	5,110	1,766
Time deposits, excluding brokered CDs	14,432	(1,070)	15,502	6,286	(711)	6,997

Interest-bearing deposits, excluding
Brokered CDs	34,343	8,662	25,681	13,403	2,859	10,544
Brokered CDs	(218)	(1,559)	1,341	301	(167)	468

Total interest-bearing deposits	34,125	7,103	27,022	13,704	2,692	11,012
Wholesale funding	(15,081)	(30,186)	15,105	(6,404)	(11,093)	4,689

Total interest expense	19,044	(23,083)	42,127	7,300	(8,401)	15,701

Net interest income, taxable equivalent	$(18,633)	$(7,256)	$(11,377)	$(10,703)	$(2,949)	$(7,754)

(1)	The change in interest due to both rate and volume has been allocated proportionately to volume variance and rate variance based on the relationship of the absolute dollar change in each.

(2)	The yield on tax-exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented.

Provision for Loan Losses
The provision for loan losses for the first half of 2007 was $10.3 million, compared to $8.2 million for the comparable period in 2006 and $19.1 million for the full year 2006, approximating net charge off levels for each period. At June 30, 2007, the allowance for loan losses was $206.5 million, up from $203.4 million at June 30, 2006 and $203.5 million at December 31, 2006. Net charge offs were $10.3 million for the first half of 2007, compared to $8.1 million for the first half of 2006 and $19.0 million for full year 2006. Annualized net charge offs as a percent of average loans for first half 2007 were 0.14%, compared to 0.11% for first half 2006 and 0.12% for full year 2006. The ratio of the allowance for loan losses to total loans was 1.36%, compared to 1.32% at June 30, 2006, and 1.37% at December 31, 2006. Nonperforming loans at June 30, 2007, were $180 million, compared to $103 million at June 30, 2006, and $142 million at December 31, 2006. See Table 8.
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
Noninterest Income
For the six months ended June 30, 2007, noninterest income was $174.2 million, up $26.2 million or 17.7% compared to $148.0 million for year-to-date 2006. Core fee-based revenue (as defined in Table 4 below) was $123.9 million for the first half of 2007, an increase of $9.0 million or 7.8% over the comparable period last year. Net mortgage banking income was $19.2 million compared to $10.2 million for the first half of 2006. All other noninterest income categories combined were $31.1 million, up $8.2 million compared to the six-month period last year. See also Table 10 for detailed trends of selected quarterly information.
TABLE 4
Noninterest Income
($ in Thousands)

	2nd Qtr.	2nd Qtr.	Dollar	Percent	YTD	YTD	Dollar	Percent
	2007	2006	Change	Change	2007	2006	Change	Change

Trust service fees	$10,711	$9,307	$1,404	15.1%	$21,020	$18,204	$2,816	15.5%
Service charges on deposit accounts	25,545	22,982	2,563	11.2	48,567	43,941	4,626	10.5
Card-based and other nondeposit fees	11,711	11,047	664	6.0	23,034	20,933	2,101	10.0
Retail commissions	15,773	16,365	(592)	(3.6)	31,252	31,843	(591)	(1.9)

Core fee-based revenue	63,740	59,701	4,039	6.8	123,873	114,921	8,952	7.8
Mortgage banking income	9,850	8,977	873	9.7	25,611	17,034	8,577	50.4
Mortgage servicing rights expense	154	3,148	(2,994)	(95.1)	6,365	6,801	(436)	(6.4)

Mortgage banking, net	9,696	5,829	3,867	66.3	19,246	10,233	9,013	88.1
Bank owned life insurance (“BOLI”) income	4,365	3,592	773	21.5	8,529	6,663	1,866	28.0
Other	7,170	6,194	976	15.8	13,105	12,046	1,059	8.8

Subtotal (“fee income”)	84,971	75,316	9,655	12.8	164,753	143,863	20,890	14.5
Asset sale gains, net	442	354	88	N/M	2,325	124	2,201	N/M
Investment securities gains, net	6,075	1,538	4,537	N/M	7,110	3,994	3,116	N/M

Total noninterest income	$91,488	$77,208	$14,280	18.5%	$174,188	$147,981	$26,207	17.7%

N/M – Not meaningful.
Trust service fees were $21.0 million, up $2.8 million (15.5%) between the comparable six-month periods. The change was primarily the result of an improved stock market on new and retained business resulting in growth in assets under management, as well as changes to the pricing structure implemented in the fourth quarter of 2006. The market value of assets under management was $6.10 billion and $5.22 billion at June 30, 2007 and 2006, respectively.
Service charges on deposit accounts were $48.6 million, up $4.6 million (10.5%) over the comparable six-month period last year. The increase was due to higher nonsufficient funds / overdraft fees (attributable to higher volumes and a moderate fee increase in fourth quarter 2006), and, to a much lesser degree, an increase in account service charges.
Card-based and other nondeposit fees were $23.0 million, up $2.1 million (10.0%) over the first half of 2006, principally due to higher volumes which increased inclearing and other card-related fees. Retail commissions were $31.3 million for the first six months of 2007, down $0.6 million (1.9%) compared to the first six months of 2006. Within retail commissions, insurance commissions of $22.7 million were down $0.6 million (principally in lower property/casualty premiums and health/benefit plan commissions), while increases in brokerage and variable annuity commissions equally offset the decline in fixed annuity commissions.
Net mortgage banking income was $19.2 million for the first half of 2007, up $9.0 million from the first half of 2006. Net mortgage banking income consists of gross mortgage banking income less mortgage servicing rights expense. Gross mortgage banking income was $25.6 million for the first half of 2007, an increase of $8.6 million (50.4%) compared to the first half of 2006. In late March 2007, the Corporation sold approximately $2.3 billion (28%) of its residential mortgage portfolio serviced for others (the “servicing portfolio”) at an $8.3 million gain, as the Corporation periodically considers such sales to effectively manage earnings volatility risks. As a result, net gains on loan sales and other fees were up $9.6 million, with the first half of 2007 including the $8.3 million servicing sale gain, a $1.1 million favorable change in the mortgage derivatives position, and the remaining $0.2 million increase due primarily to a higher volume of settled sales though at lower margins than the prior year. Servicing fees were down $1.0 million (8.9%), a function of the reduced servicing portfolio (down 11% on average from the first half of 2006) but aided partly by subservicing fees earned until transfer of the sold servicing. Secondary mortgage production was $795 million for the first half of 2007, 31% higher than $606 million for the first half of 2006.
Mortgage servicing rights expense is affected by the size of the servicing portfolio, as well as changes in the estimated fair value of the mortgage servicing rights asset. Mortgage servicing rights expense for the six months ended June 30, 2007, was down $0.4 million versus the comparable period in 2006, with $1.2 million (11.4%) lower base amortization on the mortgage servicing rights asset (in line with the lower average servicing portfolio) and $0.7 million less valuation reserve recovery (i.e. a $2.6 million valuation recovery in the first half of 2007 compared to a $3.3 million valuation recovery in the first half of 2006). As mortgage interest rates rise, prepayment speeds are usually slower and the value of the mortgage servicing rights asset generally increases, requiring less valuation reserve. At June 30, 2007, the net mortgage servicing rights asset was $55.8 million, representing 85 bp of the $6.57 billion servicing portfolio, compared to a net mortgage servicing rights asset of $69.3 million, representing 85 bp of the $8.13 billion servicing portfolio at June 30, 2006. The valuation of the mortgage servicing rights asset is considered a critical accounting policy. See section “Critical Accounting Policies,” as well as Note 8, “Goodwill and Other Intangible Assets,” of the notes to consolidated financial statements for additional disclosure.
BOLI income was $8.5 million, up $1.9 million (28.0%) from the first half of 2006, primarily due to higher average BOLI balances between the comparable periods and underlying rate increases on a net basis of the BOLI investments. Other income was $13.1 million for the first half of 2007, up $1.1 million (8.8%) over the first half of 2006, with small increases in various revenues (such as ATM fees, international banking, and check charge income).
Asset sale gains were $2.3 million for the first half of 2007, including a $1.3 million gain on the sale of $32 million in student loans. Net investment securities gains of $7.1 million for the first half of 2007 were attributable to equity security sales. For the first six months of 2006, net investment securities gains were $4.0 million, including gains on equity securities sales of $19.8 million, partially offset by losses of $15.8 million (predominantly from the March 2006 sale of $0.7 billion of investment securities as part of the Corporation’s 2006 initiative to reduce wholesale funding).

Noninterest Expense
Noninterest expense was $260.8 million for the first half of 2007, up $12.6 million (5.1%) over the comparable period last year. Personnel costs were up $6.5 million (4.5%), while collectively all other noninterest expenses were up $6.1 million (5.9%), between the comparable six-month periods. See also Table 10 for detailed trends of selected quarterly information.
TABLE 5
Noninterest Expense
($ in Thousands)

	2nd Qtr.	2nd Qtr.	Dollar	Percent	YTD	YTD	Dollar	Percent
	2007	2006	Change	Change	2007	2006	Change	Change

Personnel expense	$76,277	$74,492	$1,785	2.4%	$150,324	$143,795	$6,529	4.5%
Occupancy	11,321	10,654	667	6.3	22,908	22,412	496	2.2
Equipment	4,254	4,223	31	0.7	8,648	8,811	(163)	(1.8)
Data processing	7,832	7,711	121	1.6	15,510	15,751	(241)	(1.5)
Business development and advertising	5,068	4,101	967	23.6	9,473	8,350	1,123	13.4
Stationery and supplies	1,933	1,784	149	8.4	3,481	3,558	(77)	(2.2)
Other intangible amortization	1,718	2,281	(563)	(24.7)	3,379	4,624	(1,245)	(26.9)
Postage	2,010	1,885	125	6.6	3,836	3,712	124	3.3
Legal and professional	2,981	3,085	(104)	(3.4)	5,667	5,836	(169)	(2.9)
Other	19,250	14,444	4,806	33.3	37,554	31,282	6,272	20.0

Total noninterest expense	$132,644	$124,660	$7,984	6.4%	$260,780	$248,131	$12,649	5.1%

Personnel expense (including salary-related expenses and fringe benefit expenses) was $150.3 million for first six months of 2007, up $6.5 million (4.5%) over the first six months of 2006, with $1.2 million of the increase attributable to higher expense for stock options and restricted stock grants, as granting and vesting actions by the Corporation in 2005 afforded lower expense during 2006. The remaining $5.3 million increase includes higher base salaries and commissions (up $3.0 million or 3%, including merit increases between the years), higher performance-based bonuses (up $4.6 million, as the first half of 2006 scaled back discretionary pay to a greater degree in response to the Corporation’s 2006 performance results), and $0.5 million of retention expense related to the June 2007 acquisition, offset partly by lower fringe benefit expenses (down $2.7 million, mostly due to the first half of 2006 including an unfavorable expense adjustment for increased health claims, and lower 401k/profit sharing expense given plan design changes starting in 2007). Average full-time equivalent employees were 5,080 for the first half of 2007, down slightly (1%) from 5,130 for the comparable 2006 period, as fourth quarter severance plans were effected through the first half of 2007.
Occupancy expense of $22.9 million for the first half of 2007 increased modestly, up $0.5 million (2.2%), while equipment expense of $8.6 million was down $0.2 million (1.8%), data processing expense of $15.5 million was down $0.2 million (1.5%), and stationery and supplies of $3.5 million was down $0.1 million (2.2%), compared to the first half of 2006, reflecting efforts to control expenses. Business development and advertising of $9.5 million was up $1.1 million (13.4%), due to seasonal spending differences, normal inflationary cost increases, and greater marketing for business generation. Intangible amortization expense decreased $1.2 million (26.9%), attributable to the full amortization of certain intangible assets during 2006. Legal and professional expense of $5.7 million decreased modestly, down $0.2 million (2.9%). Other expense increased $6.3 million (20.0%) over the comparable period last year, across various categories, but largely due to $3.3 million higher third party deposit network service costs, $1.6 million higher foreclosure-related and loan collection costs, and $0.5 million increased employee training.
Income Taxes
Income tax expense for the first half of 2007 was $70.4 million compared to $61.7 million for the first half of 2006. The effective tax rate (income tax expense divided by income before taxes) was 32.1% and 27.2% for the first half of 2007 and 2006, respectively. The effective tax rate for the first half of 2006 benefited from the resolution of certain multi-jurisdictional tax issues for certain years and changes in exposure of uncertain tax positions, both resulting in the reduction of tax liabilities and income tax expense, of approximately $11.9 million in the first half of 2006.

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
Balance Sheet
At June 30, 2007, total assets were $20.8 billion, minimally changed from December 31, 2006. The change in assets was comprised primarily of a $0.3 billion decrease in loans held for sale, given the January 2007 sale of $0.3 billion of residential mortgages (which were transferred into loans held for sale in December 2006), net of a $0.3 million increase in loans, largely due to the acquisition of First National Bank in June 2007. As a percentage of total assets, loans were 72.7% (compared to 71.3% at year-end 2006), and investment securities available for sale were 16.2% (compared to 16.5% at year-end 2006).
Total loans at June 30, 2007, were $15.2 billion, an increase of $0.3 billion (4% annualized) over December 31, 2006, largely attributable to the First National Bank acquisition, which added $0.3 billion in loans at consummation. Commercial loans grew $0.3 billion to represent 65% of total loans, compared to 64% of total loans at December 31, 2006, and residential mortgage loans increased $0.1 billion to represent 15% of total loans (unchanged from 15% of total loans at December 31, 2006), while retail loans decreased $0.1 billion to represent 20% of total loans versus 21% of total loans at December 31, 2006. Investment securities available for sale decreased $63 million since year-end 2006 to $3.4 billion at June 30, 2007, with $36 million of the change from higher unrealized losses, particularly due to market changes on mortgage-related securities and municipal obligations.
As a percentage of total assets at June 30, 2007, total deposits, wholesale funding and stockholders’ equity were 68%, 21%, and 11%, respectively. Comparably, at year-end 2006, total deposits, wholesale funding and stockholders’ equity represented 69%, 20%, and 11%, respectively, of total assets. At June 30, 2007, total deposits were $14.1 billion, down $0.2 billion from December 31, 2006, reflecting the usual seasonal declines in business deposits and lower municipal deposit balances, net of the First National Bank acquisition, which added $0.3 billion in deposits at consummation. Noninterest-bearing demand deposits decreased to represent 18% of total deposits, compared to 19% of total deposits at December 31, 2006. With the decline in deposits, wholesale funding (including both short-term borrowings and long-term funding) was up $0.2 billion since year-end 2006, primarily in short-term borrowings.
TABLE 6
Period End Loan Composition
($ in Thousands)

	June 30, 2007		March 31, 2007		December 31, 2006		September 30, 2006		June 30, 2006
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Commercial, financial, and agricultural	$3,958,911	26%	$3,788,800	25%	$3,677,573	24%	$3,549,216	23%	$3,505,819	23%
Real estate construction	2,137,276	14	2,084,883	14	2,047,124	14	2,186,810	14	2,122,136	14
Commercial real estate	3,703,464	24	3,723,289	25	3,789,480	25	3,755,037	25	3,872,819	25
Lease financing	88,967	1	89,524	1	81,814	1	79,234	1	74,919	—

Commercial	9,888,618	65	9,686,496	65	9,595,991	64	9,570,297	63	9,575,693	62
Home equity (1)	2,144,357	14	2,042,284	14	2,164,758	15	2,166,312	14	2,151,858	14
Installment	865,474	6	869,719	6	915,747	6	940,139	6	945,123	6

Retail	3,009,831	20	2,912,003	20	3,080,505	21	3,106,451	20	3,096,981	20
Residential mortgage	2,255,783	15	2,257,504	15	2,205,030	15	2,607,860	17	2,732,956	18

Total loans	$15,154,232	100%	$14,856,003	100%	$14,881,526	100%	$15,284,608	100%	$15,405,630	100%

(1)	Home equity includes home equity lines and residential mortgage junior liens.

TABLE 7
Period End Deposit Composition
($ in Thousands)

	June 30, 2007		March 31, 2007		December 31, 2006		September 30, 2006		June 30, 2006
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Noninterest-bearing
demand	$2,466,130	18%	$2,425,248	17%	$2,756,222	19%	$2,534,686	18%	$2,276,463	17%
Savings	966,673	7	903,738	6	890,380	6	959,650	7	1,031,993	8
Interest-bearing demand	1,900,227	14	1,805,658	13	1,875,879	13	1,712,833	12	1,975,364	14
Money market	3,564,539	25	3,880,744	28	3,822,928	27	3,959,719	28	3,434,288	25
Brokered CDs	751,900	5	650,084	5	637,575	5	630,637	4	518,354	4
Other time	4,428,149	31	4,315,495	31	4,333,087	30	4,411,020	31	4,409,946	32

Total deposits	$14,077,618	100%	$13,980,967	100%	$14,316,071	100%	$14,208,545	100%	$13,646,408	100%

Total deposits, excluding Brokered CDs	$13,325,718	95%	$13,330,883	95%	$13,678,496	95%	$13,577,908	96%	$13,128,054	96%
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
As of June 30, 2007, the allowance for loan losses was $206.5 million compared to $203.4 million at June 30, 2006, and $203.5 million at December 31, 2006. The allowance for loan losses at June 30, 2007 increased $3.0 million since December 31, 2006 (including $3.0 million from First National Bank at acquisition). At June 30, 2007, the allowance for loan losses to total loans was 1.36% and covered 115% of nonperforming loans, compared to 1.32% and 197%, respectively, at June 30, 2006, and 1.37% and 143%, respectively, at December 31, 2006. Table 8 provides additional information regarding activity in the allowance for loan losses and nonperforming assets.
Gross charge offs were $14.1 million for the six months ended June 30, 2007, $13.5 million for the comparable period ended June 30, 2006, and $30.5 million for the full 2006 year, while recoveries for the corresponding periods were $3.9 million, $5.3 million and $11.5 million, respectively. The ratio of net charge offs to average loans on an annualized basis was 0.14%, 0.11%, and 0.12% for the six-month periods ended June 30, 2007 and June 30, 2006, and for the 2006 year, respectively.

TABLE 8
Allowance for Loan Losses and Nonperforming Assets
($ in Thousands)

	At and for the				At and for the
	six months ended				year ended
	June 30,				December 31,
	2007		2006		2006
Allowance for Loan Losses:
Balance at beginning of period	$203,481		$203,404		$203,404
Balance related to acquisition	2,991		—		—
Provision for loan losses	10,275		8,151		19,056
Charge offs	(14,127)		(13,485)		(30,507)
Recoveries	3,873		5,341		11,528

Net charge offs	(10,254)		(8,144)		(18,979)

Balance at end of period	$206,493		$203,411		$203,481

Nonperforming Assets:
Nonaccrual loans: (1)
Commercial	$130,410		$70,715		$108,129
Residential mortgage	29,549		17,400		19,290
Retail	11,344		7,311		9,315

Total nonaccrual loans	$171,303		$95,426		$136,734
Accruing loans past due 90 days or more: (1)
Commercial	$3,085		$2,440		$1,631
Residential mortgage	—		—		—
Retail	5,361		5,151		4,094

Total accruing loans past due 90 days or more	$8,446		$7,591		$5,725
Restructured loans (commercial) (1)	—		29		26

Total nonperforming loans	$179,749		$103,046		142,485
Other real estate owned	19,237		14,947		14,417

Total nonperforming assets	$198,986		$117,993		$156,902

Ratios:
Allowance for loan losses to net charge offs (annualized)	10.0	x	12.4	x	10.7	x
Net charge offs to average loans (annualized)	0.14%		0.11%		0.12%
Allowance for loan losses to total loans	1.36		1.32		1.37
Nonperforming loans to total loans	1.19		0.67		0.96
Nonperforming assets to total assets	0.95		0.56		0.75
Allowance for loan losses to nonperforming loans	115%		197%		143%

(1)	Commercial includes commercial, financial, and agricultural, real estate construction, commercial real estate, and lease financing; residential mortgage includes residential mortgage first liens; and retail includes home equity lines, residential mortgage junior liens, and installment loans (such as educational and other consumer loans).
The allowance for loan losses represents management’s estimate of an amount adequate to provide for probable credit losses in the loan portfolio at the balance sheet date. In general, the change in the allowance for loan losses is a function of a number of factors, including but not limited to changes in the loan portfolio (see Table 6), net charge offs and nonperforming loans (see Table 8). To assess the adequacy of the allowance for loan losses, an allocation methodology is applied by the Corporation. The allocation methodology focuses on evaluation of facts and issues related to specific loans, changes in the size and character of the loan portfolio, changes in levels of impaired or other nonperforming loans, historical losses and delinquencies on each portfolio category, concentrations of loans to specific borrowers or industries, the risk inherent in specific loans, existing economic conditions, the fair value of the underlying collateral, and other qualitative and quantitative factors. Assessing these numerous factors involves significant judgment. Thus, management considers the allowance for loan losses a critical accounting policy (see section “Critical Accounting Policies”).

The allocation methodology used was comparable for June 30, 2007 and December 31, 2006, whereby the Corporation segregated its loss factors allocations, used for both criticized (defined as specific loans warranting either specific allocation or a criticized status of watch, special mention, substandard, doubtful, or loss) and non-criticized loan categories, into a component primarily based on historical loss rates and a component primarily based on other qualitative factors that may affect loan collectibility. Factors applied are reviewed periodically and adjusted to reflect changes in trends or other risks. Total loans at June 30, 2007, were $15.2 billion, up $0.3 billion from December 31, 2006, and down $0.3 billion from June 30, 2006 (see Table 6). Nonperforming loans were $180 million or 1.19% of total loans at June 30, 2007, up from 0.67% of loans a year ago, and up from 0.96% of loans at year-end 2006, largely as a result of the softer real estate markets and longer resolution periods. Criticized loans increased 31% since June 30, 2006 (primarily attributable to deterioration of certain commercial real estate loans and related concerns surrounding the softer real estate markets), and increased 14% since year-end 2006. The allowance for loan losses to loans was 1.36%, 1.32% and 1.37% for June 30, 2007, and June 30 and December 31, 2006, respectively.
Management believes the allowance for loan losses to be adequate at June 30, 2007.
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
Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, loans 90 days or more past due but still accruing, and restructured loans. The Corporation specifically excludes from its definition of nonperforming loans student loan balances that are 90 days or more past due and still accruing and that have contractual government guarantees as to collection of principal and interest. The Corporation had approximately $13.8 million, $13.5 million, and $15.3 million of nonperforming student loans at June 30, 2007, June 30, 2006, and December 31, 2006. Table 8 provides detailed information regarding nonperforming assets, which include nonperforming loans and other real estate owned.
Nonaccrual loans account for the majority of the increase in nonperforming loans between both the comparable and year-end periods. When comparing June 30, 2007, to June 30, 2006, nonaccrual loans increased $76 million (driven primarily by higher commercial and residential mortgage nonaccrual loans) and accruing loans past due 90 or more days increased $1 million since June 30, 2006, while since December 31, 2006, both nonaccrual loans and accruing loans past due 90 or more days increased, by $35 million and $3 million, respectively. Credit quality between the comparable June periods was impacted primarily by deterioration in certain commercial real estate credits, given the softer real estate markets and longer resolution periods. The increase in commercial nonaccrual loans came predominantly from several large commercial real estate credits adding approximately $37 million to commercial nonaccrual loans since year-end 2006. The general increase in residential mortgage nonaccrual loans (as well as to residential real estate owned discussed below) between both the comparable and year-end periods was primarily attributable to the impact on consumers of rising interest rates, the weakening housing market, and the overall economy.

Other real estate owned was $19.2 million at June 30, 2007 (including $6.1 million of bank premises no longer used for banking and reclassified into other real estate owned, i.e., bank properties), compared to $14.9 million (including $6.1 million of bank properties) at June 30, 2006, and $14.4 million (including $5.6 million of bank properties) at year-end 2006. The $4.3 million increase in other real estate owned from June 30, 2006 to June 30, 2007 was attributable to a $4.7 million increase in residential real estate owned, net of a $0.4 million reduction to commercial real estate owned.
Potential problem loans are certain loans bearing criticized loan risk ratings by management but that are not in nonperforming status; however, there are circumstances present to create doubt as to the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that the Corporation expects losses to occur but that management recognizes a higher degree of risk associated with these loans. The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the level of the allowance for loan losses. The loans that have been reported as potential problem loans are all commercial loans covering a diverse range of businesses and are not concentrated in a particular industry. At June 30, 2007, potential problem loans totaled $446 million, compared to $387 million at June 30, 2006, and $405 million at December 31, 2006. The increase in potential problem loans is primarily attributable to deterioration of certain commercial real estate loans, as well as increased concerns of the softer real estate markets on our customers and underlying collateral values.
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
Funds are available from a number of basic banking activity sources, primarily from the core deposit base and from loans and securities repayments and maturities. Additionally, liquidity is provided from the sales of the investment securities portfolio, lines of credit with major banks, the ability to acquire large and brokered deposits, and the ability to securitize or package loans for sale. The Corporation continues to evaluate the creation of additional funding capacity which will be based on market opportunities and conditions, as well as Corporate funding needs. The Corporation’s capital can be a source of funding and liquidity as well. See section “Capital.”
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
At June 30, 2007, the Corporation was in compliance with its internal liquidity objectives.
The Corporation also has multiple funding sources that could be used to increase liquidity and provide additional financial flexibility. The Parent Company has available a $100 million revolving credit facility with established lines of credit from nonaffiliated banks, of which $100 million was available at June 30, 2007. In addition, under the Parent Company’s $200 million commercial paper program, $190 million of commercial paper was outstanding and $10 million of commercial paper was available at June 30, 2007.
In May 2002, the Parent Company filed a “shelf” registration statement under which the Parent Company may offer up to $300 million of trust preferred securities. In May 2002, $175 million of trust preferred securities were issued, bearing a 7.625% fixed coupon rate. At June 30, 2007, $125 million was available under the trust preferred shelf. In May 2001, the Parent Company filed a “shelf” registration statement whereby the Parent Company may offer up to $500 million of any combination of the following securities, either separately or in units: debt securities, preferred stock, depositary shares, common stock, and warrants. In August 2001, the Parent

Company issued $200 million in a subordinated note offering, bearing a 6.75% fixed coupon rate and 10-year maturity. At June 30, 2007, $300 million was available under the shelf registration. The Corporation may consider issuing debt under the May 2001 “shelf” registration during the second half of 2007.
A bank note program associated with Associated Bank, National Association, (the “Bank”) was established during 2000. Under this program, short-term and long-term debt may be issued. As of June 30, 2007, $400 million of long-term bank notes were outstanding and $225 million was available under the 2000 bank note program. A new bank note program was instituted during 2005, of which $2 billion was available at June 30, 2007. The 2005 bank note program will be utilized upon completion of the 2000 bank note program. The Bank has also established federal funds lines with major banks and has the ability to borrow from the Federal Home Loan Bank ($1.3 billion was outstanding at June 30, 2007). The Bank also issues institutional certificates of deposit, from time to time offers brokered certificates of deposit, and accepts Eurodollar deposits.
Investment securities are an important tool to the Corporation’s liquidity objective. As of June 30, 2007, all investment securities are classified as available for sale and are reported at fair value on the consolidated balance sheet. Of the $3.4 billion investment portfolio at June 30, 2007, $1.9 billion was pledged to secure certain deposits or for other purposes as required or permitted by law, and $185 million of FHLB and Federal Reserve stock combined is “restricted” in nature and less liquid than other tradable equity securities. The majority of the remaining securities could be pledged or sold to enhance liquidity, if necessary.
For the six months ended June 30, 2007, net cash provided by operating and investing activities was $141.9 million and $353.6 million, respectively, while financing activities used net cash of $515.1 million, for a net decrease in cash and cash equivalents of $19.6 million since year-end 2006. Generally, during the first half of 2007, assets were relatively flat (down 0.1%) since year-end 2006. Wholesale funding and sales of other assets (primarily proceeds from the sales of $0.3 billion of residential mortgage loans, $32 million of student loans, and $16 million of mortgage servicing rights) were predominantly used to replenish the net decrease in deposits, finance the First National Bank acquisition, provide for common stock repurchases, and to pay cash dividends to the Corporation’s stockholders.
For the six months ended June 30, 2006, net cash provided by operating and investing activities was $181.8 million and $889.5 million, respectively, while financing activities used net cash of $1.1 billion, for a net decrease in cash and cash equivalents of $26.8 million since year-end 2005. Generally, during the first half of 2006, assets declined $1.0 billion (4.4%) since year-end 2005 given the progress of the Corporation’s 2006 initiative to reduce wholesale funding. Investment proceeds from sales and maturities were used to reduce wholesale funding, as well as to provide for common stock repurchases and the payment of cash dividends to the Corporation’s stockholders.
Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments primarily include commitments to extend credit, commitments to originate residential mortgage loans held for sale, commercial letters of credit, standby letters of credit, forward commitments to sell residential mortgage loans, and interest rate swaps. A discussion of the Corporation’s derivative instruments at June 30, 2007, is included in Note 12, “Derivative and Hedging Activities,” of the notes to consolidated financial statements and a discussion of the Corporation’s commitments is included in Note 13, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements.
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

Capital
Stockholders’ equity at June 30, 2007 was $2.2 billion, down slightly (0.7%) from December 31, 2006. The change in stockholders’ equity between the two periods was primarily composed of the retention of earnings, the issuance of common stock in connection with the First National Bank acquisition and the exercise of stock options, with more than offsetting decreases to stockholders’ equity from the payment of cash dividends and the repurchase of common stock. At June 30, 2007, stockholders’ equity also included $38.7 million of accumulated other comprehensive loss compared to $16.5 million of accumulated other comprehensive loss at December 31, 2006. The increase in accumulated other comprehensive loss since December 31, 2006, resulted primarily from a greater unrealized loss position, net of the tax effect, on securities available for sale (from net unrealized losses of $1.4 million at December 31, 2006, to net unrealized losses of $24.0 million at June 30, 2007) offset minimally by a $0.4 million improvement in accumulated other comprehensive loss due to after-tax changes in the funded status of the Corporation’s defined benefit pension and postretirement obligations. Stockholders’ equity to assets was 10.69% and 10.76% at June 30, 2007 and December 31, 2006, respectively.
Cash dividends of $0.60 per share were paid in the first half of 2007, compared to $0.56 per share in the first half of 2006, an increase of 7%.
The Board of Directors has authorized management to repurchase shares of the Corporation’s common stock to be made available for reissuance in connection with the Corporation’s employee incentive plans and for other corporate purposes. For the Corporation’s employee incentive plans, the Board of Directors authorized the repurchase of up to 2.0 million shares per quarter. During the first half of 2007, no shares were repurchased under this authorization, while 6,480 shares were repurchased for $219,000 during 2006.
Under various actions, the Board of Directors authorized the repurchase of shares, not to exceed specified amounts of the Corporation’s outstanding shares per authorization (“block authorizations”). During the first half of 2007, under the block authorizations, the Corporation repurchased (and cancelled) 4.0 million shares of its outstanding common stock for approximately $134 million (or $33.47 on average per share) under two accelerated share repurchase agreements. In addition, the Corporation settled two previously announced accelerated share repurchase agreements by issuing shares. At June 30, 2007, approximately 3.9 million shares remain authorized to repurchase under the block authorizations. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities.
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

TABLE 9
Capital Ratios
(In Thousands, except per share data)

	At or For the Quarter Ended
	June 30, 2007	March 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006

Total stockholders’ equity	$2,228,911	$2,236,134	$2,245,493	$2,270,380	$2,274,860
Tier 1 capital	1,498,684	1,535,278	1,546,037	1,558,462	1,578,353
Total capital	1,868,546	1,904,518	1,955,035	1,968,221	1,988,587
Market capitalization	4,149,957	4,283,899	4,490,695	4,232,020	4,170,883

Book value per common share	$17.56	$17.54	$17.44	$17.44	$17.20
Cash dividend per common share	0.31	0.29	0.29	0.29	0.29
Stock price at end of period	32.70	33.60	34.88	32.50	31.53
Low closing price for the period	32.14	33.16	32.13	30.27	30.69
High closing price for the period	33.49	35.43	35.13	32.58	34.45

Total equity / assets	10.69%	10.90%	10.76%	10.85%	10.77%
Tier 1 leverage ratio	7.63	7.86	7.82	7.77	7.73
Tier 1 risk-based capital ratio	8.98	9.36	9.42	9.44	9.53
Total risk-based capital ratio	11.19	11.61	11.92	11.92	12.00

Shares outstanding (period end)	126,910	127,497	128,747	130,216	132,283
Basic shares outstanding (average)	127,606	127,988	129,202	131,520	132,259
Diluted shares outstanding (average)	128,750	129,299	130,366	132,591	133,441

Other:
Shares repurchased under all authorizations during the period, including settlements	2,000	1,909	1,957	2,000	38
Average per share cost of shares repurchased during the period	$32.81	$35.74	$33.11	$31.43	N/M
Shares remaining to be repurchased under outstanding block authorizations at the end of the period	3,865	5,865	1,375	3,332	5,332

N/M – Not meaningful.
Comparable Second Quarter Results
Net income for the second quarter of 2007 was $75.8 million, down $7.7 million (9.2%) from net income of $83.5 million for second quarter 2006. Return on average equity was 13.49% for second quarter 2007 versus 14.86% for second quarter 2006, while return on average assets was 1.48% compared to 1.58% for second quarter 2006. Tables 1 through 10 present selected comparable quarter data.
Net interest income of $157.5 million for the second quarter of 2007, was down $10.9 million (6.5%) versus second quarter 2006, while taxable equivalent net interest income was $164.2 million, $10.7 million (6.1%) lower than the second quarter of 2006. The decrease in taxable equivalent net interest income was attributable to both unfavorable rate variances (reducing taxable equivalent net interest income by $7.8 million) and volume variances (reducing taxable equivalent net interest income by $2.9 million). See Tables 2 and 3. Changes in the average balance sheet between the comparable second quarter periods include reductions in investments and wholesale funding, principally due to the Corporation’s 2006 wholesale funding reduction strategy (executed between fourth quarter 2005 and third quarter 2006), and the January 2007 sale of $0.3 billion of lower-yielding residential mortgages. As a result, average earning assets of $18.6 billion in the second quarter of 2007, decreased $0.7 billion from the second quarter of 2006, with average loans down $0.4 billion (3%) and investments down $0.3 billion (8%). Average interest-bearing liabilities of $15.8 billion were down $0.9 billion from second quarter 2006, with average wholesale funding down $0.9 billion (17%) and average interest-bearing deposits level. Noninterest-bearing demand deposits increased, on average, $142 million (6%) from the second quarter of 2006.
The net interest margin of 3.53% was down 6 bp from 3.59% for the second quarter of 2006, the net result of a 16 bp decrease in the interest rate spread (i.e., a 41 bp increase in the average cost of interest-bearing liabilities versus a

25 bp increase in the earning asset yield) and a 10 bp higher contribution from net free funds (reflecting both the higher volume and value of noninterest-bearing deposits and other net free funds). The average Federal funds rate for second quarter 2007 was 35 bp higher than for second quarter 2006. General benefits to the margin from the rise in interest rates were substantially offset by the more prominently inverted yield curve, higher levels of nonaccrual loans, and competitive pricing pressures, producing lower spreads on loans and higher rates on deposits. On the asset side, average loans (yielding 7.38%, up 23 bp versus second quarter 2006) represented a modestly larger portion of earning assets (81%, versus 80% for second quarter 2006). On the funding side, average wholesale funding (costing 5.23% for second quarter 2007, up 47 bp) fell as a percentage of interest-bearing liabilities (to 28%, versus 32% for second quarter 2006), while interest-bearing deposits (costing 3.60%, up 48 bp) represented a larger portion of average interest-bearing liabilities (72%, versus 68% for second quarter 2006).
The provision for loan losses was $5.2 million for the second quarter of 2007 versus $3.7 million for the second quarter of 2006, each approximating the level of net charge offs. Annualized net charge offs represented 0.14% of average loans for the second quarter of 2007 and 0.10% of average loans for the second quarter of 2006. The allowance for loan losses to loans at June 30, 2007 was 1.36% compared to 1.32% at June 30, 2006. Total nonperforming loans grew 74% to $180 million (1.19% of total loans) versus $103 million at June 30, 2006 (0.67% of total loans), largely as a result of the softer real estate markets and longer resolution periods. See Table 8 and discussion under sections “Provision for Loan Losses,” “Allowance for Loan Losses,” and “Nonperforming Loans and Other Real Estate Owned.”
Noninterest income was $91.5 million for the second quarter of 2007, up $14.3 million (18.5%) over the second quarter of 2006 (see also Table 4). Core fee-based revenue was $63.7 million, up $4.0 million or 6.8% over the second quarter of 2006 with solid growth in trust service fees (up 15.1%), service charges on deposit accounts (up 11.2%), and card-based and other nondeposit fees (up 6.0%), while retail commissions declined (down 3.6%). Net mortgage banking income was up $3.9 million, with a $3.0 million decrease in mortgage servicing rights expense and a $0.9 million increase in gross mortgage banking income. The $3.0 million decrease in mortgage servicing rights expense was attributable to $1.9 million less valuation recovery (i.e., a $3.8 million valuation recovery in second quarter 2007 versus a $1.9 million valuation recovery for second quarter 2006) and $1.1 million lower base amortization. The $0.9 million increase in gross mortgage banking income was primarily attributable to a $1.9 million increase in gain on sales, partially offset by $1.1 million lower servicing fee income. BOLI income increased $0.8 million, primarily attributable to higher average BOLI balances between the comparable second quarter periods and underlying rate increases on a net basis of the BOLI investments. Other income increased $1.0 million, with small increases in various revenues.
Noninterest expense for the second quarter of 2007 was $132.6 million, up $8.0 million (6.4%) over the second quarter of 2006 (see also Table 5). Personnel costs were up $1.8 million (2.4%), with $0.7 million of the increase attributable to higher expense for stock options and restricted stock grants, as granting and vesting actions in 2005 afforded lower expense during 2006. The remaining $1.1 million increase in personnel includes, among other things, higher base salaries and commissions (up $2.1 million or 4%, including merit increases between the years), higher performance-based bonuses (up $2.3 million, as second quarter 2006 scaled back discretionary pay in response to the progress of 2006 performance results), and $0.5 million of retention expense related to the June 2007 acquisition, offset by $4.1 million lower fringe benefit expenses (with an unfavorable expense adjustment for increased health claims in second quarter 2006, and lower 401k plan expense). Average full-time equivalent employees were 5,069 for second quarter 2007, down slightly (1%) from 5,112 for the comparable 2006 period. Collectively all other noninterest expenses were up $6.2 million (12.4%), across various categories, with occupancy up $0.7 million (mostly rent, repairs and maintenance), business development and advertising up $1.0 million (mostly business generation marketing), $1.5 million higher third party deposit network service costs, $0.7 million higher foreclosure-related and loan collection costs, and $0.3 million increased employee training.

TABLE 10
Selected Quarterly Information
($ in Thousands)

	For the Quarter Ended
	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,
	2007	2007	2006	2006	2006

Summary of Operations:
Net interest income	$157,475	$159,046	$166,064	$168,217	$168,399
Provision for loan losses	5,193	5,082	7,068	3,837	3,686
Noninterest income
Trust service fees	10,711	10,309	9,941	9,339	9,307
Service charges on deposit accounts	25,545	23,022	24,214	23,438	22,982
Card-based and other nondeposit fees	11,711	11,323	11,267	10,461	11,047
Retail commissions	15,773	15,479	15,053	14,360	16,365

Core fee-based revenue	63,740	60,133	60,475	57,598	59,701
Mortgage banking, net	9,696	9,550	1,735	2,833	5,829
Bank owned life insurance income	4,365	4,164	5,102	4,390	3,592
Asset sale gains, net	442	1,883	91	89	354
Investment securities gains (losses), net	6,075	1,035	(436)	1,164	1,538
Other	7,170	5,935	7,568	6,911	6,194

Total noninterest income	91,488	82,700	74,535	72,985	77,208
Noninterest expense
Personnel expense	76,277	74,047	68,315	71,321	74,492
Occupancy	11,321	11,587	10,971	10,442	10,654
Equipment	4,254	4,394	4,300	4,355	4,223
Data processing	7,832	7,678	8,033	7,668	7,711
Business development and advertising	5,068	4,405	4,365	4,142	4,101
Other intangible amortization	1,718	1,661	1,999	2,280	2,281
Other	26,174	24,364	26,415	23,478	21,198

Total noninterest expense	132,644	128,136	124,398	123,686	124,660
Income tax expense	35,301	35,133	34,632	36,791	33,712

Net income	$75,825	$73,395	$74,501	$76,888	$83,549

Taxable equivalent net interest income	$164,199	$165,606	$172,632	$174,712	$174,902
Net interest margin	3.53%	3.62%	3.64%	3.63%	3.59%
Effective tax rate	31.77%	32.37%	31.73%	32.36%	28.75%

Average Balances:
Assets	$20,558,803	$20,373,075	$20,635,203	$20,891,001	$21,266,792
Earning assets	18,605,024	18,433,986	18,713,784	18,968,584	19,342,628
Interest-bearing liabilities	15,834,843	15,674,645	15,765,774	16,070,975	16,717,761
Loans	15,082,850	14,958,148	15,233,207	15,404,223	15,515,789
Deposits	13,702,872	13,557,958	13,748,444	13,884,404	13,534,725
Wholesale funding	4,482,437	4,462,713	4,547,042	4,636,853	5,391,108
Stockholders’ equity	2,253,872	2,228,909	2,240,143	2,283,933	2,254,933

Asset Quality Data:
Allowance for loan losses to total loans	1.36%	1.37%	1.37%	1.33%	1.32%
Allowance for loan losses to nonperforming loans	115%	133%	143%	158%	197%
Nonperforming loans to total loans	1.19%	1.03%	0.96%	0.84%	0.67%
Nonperforming assets to total assets	0.95%	0.83%	0.75%	0.68%	0.56%
Net charge offs to average loans (annualized)	0.14%	0.14%	0.18%	0.10%	0.10%

Sequential Quarter Results
Net income of $75.8 million for the second quarter of 2007 was $2.4 million higher than the first quarter of 2007 net income of $73.4 million. Return on average equity was 13.49% and return on average assets was 1.48%, compared to 13.35% and 1.46%, respectively, for the first quarter of 2007. Tables 1, 6, 7, 9, and 10 present selected sequential quarter data.
Net interest income of $157.5 million for the second quarter of 2007, was down $1.6 million (1.0%) versus the first quarter of 2007, while taxable equivalent net interest income for the second quarter of 2007 was $164.2 million, $1.4 million (0.9%) lower than the first quarter of 2007. Changes in the rate environment and product pricing lowered taxable equivalent net interest income by $3.4 million, while changes in the balance sheet volume and mix increased taxable equivalent net interest income by $1.1 million, and one additional day in the second quarter increased net interest income by $0.8 million. The Federal funds rate was level at 5.25% throughout both quarters. The net interest margin between the sequential quarters was down 9 bp, to 3.53% in the second quarter of 2007, comprised of 8 bp lower interest rate spread (the net result of a 4 bp decrease in the earning asset yield and a 4 bp increase in the rate on interest-bearing liabilities) and 1 bp lower contribution from net free funds. Contributing to margin compression between the second and first quarters of 2007, were lower spreads on loans (partly due to higher levels of nonaccrual loans), a rise in higher-costing deposits and other funding, and competitive pricing pressures, as well as the impact of funding both stock repurchases and the June 2007 acquisition. Average earning assets increased $0.2 billion over the first quarter of 2007, including loan growth of $125 million (up 3% annualized over first quarter 2007), aided in part by the June 2007 acquisition. Average deposits were up $145 million (up 4% annualized over first quarter 2007), also benefiting from the June 2007 acquisition.
Provision for loan losses was $5.2 million in the second quarter of 2007 versus $5.1 million in the previous quarter, with both quarters approximating the level of net charge offs. Annualized net charge offs represented 0.14% of average loans for both the second and first quarters of 2007. The allowance for loan losses to loans at June 30, 2007 was 1.36% compared to 1.37% at March 31, 2007. Total nonperforming loans of $180 million (1.19% of total loans) at June 30, 2007 were up from $153 million (1.03% of total loans) at March 31, 2007, largely as a result of the softer real estate markets and longer resolution periods.
Noninterest income increased $8.8 million (10.6%) between sequential quarters to $91.5 million. Core fee-based revenue $63.7 million, up $3.6 million or 6.0% over first quarter 2007, with solid growth in service charges on deposit accounts (up $2.5 million or 11.0%), trust service fees (up 3.9%), card-based and other nondeposit fees (up 3.4%), and retail commissions (up 1.9%). Net mortgage banking income was higher than first quarter 2007 by $0.1 million, with a $5.9 million decrease in gross mortgage banking income more than offset by a $6.1 million decrease in mortgage servicing rights expense. The decrease in gross mortgage banking income was mainly attributable to a $7.8 million gain recorded in the first quarter on a large bulk servicing sale and a $1.1 million decline in servicing fees, partially offset by higher net gains on sales and other fees, while the decrease in mortgage servicing rights expense was due to a $5.0 million favorable change in the valuation reserve (with a $3.8 million valuation recovery for second quarter 2007 versus a $1.2 million valuation addition for first quarter 2007) and $1.1 million lower base amortization. Net gains on asset and investment sales combined were $6.5 million for second quarter 2007 (including a $6.1 million net gain on the sale of equity securities), compared to net gains on asset and investment sales combined of $2.9 million for first quarter 2007 (including a $1.3 million gain on the sale of $32 million in student loans and a $1.0 million net gain from the sale of equity securities).
On a sequential quarter basis, noninterest expense increased $4.5 million (3.5%) to $132.6 million for the second quarter of 2007. Personnel expense of $76.3 million was $2.2 million (3.0%) higher than first quarter 2007, with approximately half this increase due to the one-month inclusion of First National Bank and related retention expense, and in part due to higher severance and overtime. All other noninterest expense categories combined totaled $56.4 million, up $2.3 million (4.2%) from the first quarter of 2007, including increases across various categories in support of activities such as the integration of First National Bank and business generation marketing. Income tax expense was $35.3 million for the second quarter of 2007 versus $35.1 million for the first quarter of 2007. The effective tax rate was 31.8% and 32.4% for second and first quarters of 2007, respectively.

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
In June 2007, the FASB ratified the consensus reached by the EITF in Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 examines an employer’s deductibility of compensation expense for dividends or dividend equivalents that are charged to retained earnings on employee-held, equity-classified nonvested shares, nonvested share units, or outstanding options (“affected securities”). A consensus was reached that an employer should recognize a realized tax benefit associated with dividends on affected securities charged to retained earnings as an increase in additional-paid-in-capital (“APIC”). The amount recognized in APIC should also be included in the APIC pool. Additionally, when an employer’s estimate of forfeitures increases or actual forfeitures exceed its estimates, EITF 06-11 requires the amount of tax benefits previously recognized in APIC to be reclassified into the income statement; however, the amount reclassified is limited to the APIC pool balance on the reclassification date. EITF 06-11 is to be applied prospectively in fiscal years beginning after December 15, 2007, and interim periods within those fiscal periods. The Corporation will adopt EITF 06-10 when required in 2008 and is in the process of assessing the impact on its results of operations, financial position, and liquidity.
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
Subsequent Events
On July 25, 2007, the Board of Directors declared a $0.31 per share dividend payable on August 15, 2007, to shareholders of record as of August 7, 2007. This cash dividend has not been reflected in the accompanying consolidated financial statements.
The Corporation has contracted to sell approximately $225 million deposits of 19 branches to various buyers. These branch sales are expected to close during the second half of 2007, subject to regulatory approval.
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
As of June 30, 2007, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2007. No changes were made to the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act of 1934) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Following are the Corporation’s monthly common stock purchases during the second quarter of 2007. For a detailed discussion of the common stock repurchase authorizations and repurchases during the period, see section “Capital” included under Part I Item 2 of this document.

	Total Number		Total Number of Shares	Maximum Number of
	of Shares	Average Price	Purchased as Part of Publicly	Shares that May Yet Be
Period	Purchased	Paid per Share	Announced Plans	Purchased Under the Plan

April 1- April 30, 2007	—	$—	—	—
May 1 - May 31, 2007	—	—	—	—
June 1 - June 30, 2007	2,000,000	32.81	2,000,000	3,865,463

Total	2,000,000	$32.81	2,000,000	3,865,463

During the second quarter of 2007, the Corporation repurchased 2.0 million shares of its outstanding common stock for approximately $66 million (or $32.81 per share) under an accelerated share repurchase agreement.
ITEM 4: Submission of Matters to a Vote of Security Holders
(a)	The corporation held its Annual Meeting of Shareholders on April 25, 2007. Proxies were solicited by corporation management pursuant to Regulation 14A under the Securities Exchange Act of 1934.

(b)	Directors elected at the Annual Meeting were Paul S. Beideman, Robert C. Gallagher, Eileen A. Kamerick, John C. Meng, and Carlos E. Santiago.

(c)	The matters voted upon and the results of the voting were as follows:
(i) Election of the below-named nominees to the Board of Directors of the Corporation:

	FOR	WITHHELD
By Nominee:
Paul S. Beideman	107,863,601	1,370,439
Robert C. Gallagher	107,828,271	1,405,768
Eileen A. Kamerick	107,950,422	1,283,618
John C. Meng	107,375,388	1,858,651
Carlos E. Santiago	108,031,499	1,202,541
Nominees were elected, with an average of 98.70% of shares voted cast in favor.
(ii)  Ratification of the selection of KPMG LLP as independent registered public accounting firm of Associated for the year ending December 31, 2007.

FOR	AGAINST	ABSTAIN

107,262,515	1,478,754	492,768
Matter approved by shareholders with 98.19% of shares voted cast in favor of the proposal.
(d)	Not applicable

ITEM 6: Exhibits
(a)	Exhibits:

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

ASSOCIATED BANC-CORP
(Registrant)

Date: August 6, 2007	/s/ Paul S. Beideman Paul S. Beideman Chairman and Chief Executive Officer

Date: August 6, 2007	/s/ Joseph B. Selner

Joseph B. Selner Chief Financial Officer