Form 10-Q
period 2007-09-30
ASSOCIATED BANC-CORP
filed 2007-11-06
CIK 7789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
The number of shares outstanding of registrant’s common stock, par value $0.01 per share, at October 31, 2007, was 127,070,443 shares.

ASSOCIATED BANC-CORP

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements:
ASSOCIATED BANC-CORP
Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	(In Thousands, except share data)
ASSETS
Cash and due from banks	$358,662	$458,344
Interest-bearing deposits in other financial institutions	10,809	10,505
Federal funds sold and securities purchased under agreements to resell	11,441	13,187
Investment securities available for sale, at fair value	3,521,307	3,436,621
Loans held for sale	62,632	370,758
Loans	15,174,758	14,881,526
Allowance for loan losses	(200,560)	(203,481)

Loans, net	14,974,198	14,678,045
Premises and equipment, net	197,114	196,007
Goodwill	929,168	871,629
Other intangible assets, net	96,427	109,234
Other assets	778,249	717,054

Total assets	$20,940,007	$20,861,384

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$2,407,026	$2,756,222
Interest-bearing deposits, excluding brokered certificates of deposit	10,950,921	10,922,274
Brokered certificates of deposit	800,422	637,575

Total deposits	14,158,369	14,316,071
Short-term borrowings	2,349,525	2,042,685
Long-term funding	1,933,871	2,071,142
Accrued expenses and other liabilities	207,060	185,993

Total liabilities	18,648,825	18,615,891

Stockholders’ equity
Preferred stock	—	—
Common stock (par value $0.01 per share, authorized 250,000,000 shares, issued 127,753,608 and 130,426,588 shares, respectively)	1,278	1,304
Surplus	1,039,027	1,120,934
Retained earnings	1,281,352	1,189,658
Accumulated other comprehensive loss	(11,979)	(16,453)
Treasury stock, at cost (531,173 and 1,552,086 shares, respectively)	(18,496)	(49,950)

Total stockholders’ equity	2,291,182	2,245,493

Total liabilities and stockholders’ equity	$20,940,007	$20,861,384

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In Thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$283,330	$284,397	$834,272	$823,985
Interest and dividends on investment securities and deposits in other financial institutions:
Taxable	31,140	30,225	92,249	101,990
Tax exempt	9,924	9,691	29,503	29,640
Interest on federal funds sold and securities purchased under agreements to resell	214	260	721	798

Total interest income	324,608	324,573	956,745	956,413
INTEREST EXPENSE
Interest on deposits	104,596	99,242	304,675	265,196
Interest on short-term borrowings	31,548	30,450	102,154	97,820
Interest on long-term funding	25,391	26,664	70,322	89,912

Total interest expense	161,535	156,356	477,151	452,928

NET INTEREST INCOME	163,073	168,217	479,594	503,485
Provision for loan losses	8,733	3,837	19,008	11,988

Net interest income after provision for loan losses	154,340	164,380	460,586	491,497
NONINTEREST INCOME
Trust service fees	10,886	9,339	31,906	27,543
Service charges on deposit accounts	26,609	23,438	75,176	67,379
Card-based and other nondeposit fees	12,436	10,461	35,470	31,394
Retail commissions	15,476	14,360	46,728	46,203
Mortgage banking, net	3,006	2,833	22,252	13,066
Bank owned life insurance income	4,650	4,390	13,179	11,053
Asset sale gains, net	2,220	89	4,545	213
Investment securities gains, net	1,879	1,164	8,989	5,158
Other	7,758	6,911	20,863	18,957

Total noninterest income	84,920	72,985	259,108	220,966
NONINTEREST EXPENSE
Personnel expense	76,617	71,321	226,941	215,116
Occupancy	11,967	10,442	34,875	32,854
Equipment	4,440	4,355	13,088	13,166
Data processing	7,991	7,668	23,501	23,419
Business development and advertising	4,830	4,142	14,303	12,492
Other intangible amortization	1,979	2,280	5,358	6,904
Other	26,185	23,478	76,723	67,866

Total noninterest expense	134,009	123,686	394,789	371,817

Income before income taxes	105,251	113,679	324,905	340,646
Income tax expense	33,510	36,791	103,944	98,502

NET INCOME	$71,741	$76,888	$220,961	$242,144

Earnings per share:
Basic	$0.57	$0.58	$1.73	$1.82
Diluted	$0.56	$0.58	$1.72	$1.81
Average shares outstanding:
Basic	126,958	131,520	127,513	132,951
Diluted	127,847	132,591	128,638	134,119
See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

				Accumulated
				Other
	Common		Retained	Comprehensive	Deferred	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Compensation	Stock	Total
	(In Thousands, except per share data)
Balance, December 31, 2005	$1,357	$1,301,004	$1,029,247	$(3,938)	$(2,081)	$(611)	$2,324,978
Comprehensive income:
Net income	—	—	316,645	—	—	—	316,645
Other comprehensive income	—	—	—	2,549	—	—	2,549

Comprehensive income							319,194

Adjustment for adoption of SFAS 158, net of tax				(15,064)			(15,064)
Cash dividends, $1.14 per share	—	—	(151,235)	—	—	—	(151,235)
Common stock issued:
Stock-based compensation plans	8	15,268	(4,945)	—	—	19,538	29,869
Purchase of common stock	(61)	(201,913)	—	—	—	(68,316)	(270,290)
Stock-based compensation, net	—	2,345	(54)	—	2,081	(561)	3,811
Tax benefit of stock options	—	4,230	—	—	—	—	4,230

Balance, December 31, 2006	$1,304	$1,120,934	$1,189,658	$(16,453)	$—	$(49,950)	$2,245,493

Comprehensive income:
Net income	—	—	220,961	—	—	—	220,961
Other comprehensive income	—	—	—	4,474	—	—	4,474

Comprehensive income							225,435

Cash dividends, $0.91 per share	—	—	(116,511)	—	—	—	(116,511)
Common stock issued:
Business combination	14	46,486	—	—	—	—	46,500
Stock-based compensation plans	—	531	(12,756)	—	—	31,454	19,229
Purchase of common stock	(40)	(133,820)	—	—	—	—	(133,860)
Stock-based compensation, net	—	3,131	—	—	—	—	3,131
Tax benefit of stock options	—	1,765	—	—	—	—	1,765

Balance, September 30, 2007	$1,278	$1,039,027	$1,281,352	$(11,979)	$—	$(18,496)	$2,291,182

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2007	2006
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$220,961	$242,144
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	19,008	11,988
Depreciation and amortization	18,425	18,054
Recovery of valuation allowance on mortgage servicing rights, net	(2,737)	(2,778)
Amortization of mortgage servicing rights	13,067	15,196
Amortization of intangible assets	5,358	6,904
Amortization and accretion on earning assets, funding, and other, net	4,554	9,998
Tax benefit from exercise of stock options	1,765	2,824
Excess tax benefit from stock-based compensation	(1,851)	(2,228)
Gain on sales of investment securities, net	(8,989)	(5,158)
Gain on sales of assets, net	(4,545)	(213)
Gain on sales of loans held for sale and mortgage servicing rights, net	(16,433)	(7,332)
Mortgage loans originated and acquired for sale	(1,147,962)	(994,998)
Proceeds from sales of mortgage loans held for sale	1,153,080	961,630
Increase in interest receivable	(2,136)	(7,699)
Decrease in interest payable	(6,210)	(2,301)
Net change in other assets and other liabilities	(6,731)	(24,192)

Net cash provided by operating activities	238,624	221,839

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(68,241)	(102,875)
Purchases of:
Investment securities	(1,201,997)	(771,015)
Premises, equipment, and software, net of disposals	(26,024)	(8,655)
Bank owned life insurance	—	(50,000)
Other assets, net	(9,377)	(5,914)
Proceeds from:
Sales of investment securities	33,755	730,626
Calls and maturities of investment securities	1,139,359	1,306,210
Sales of other assets	363,220	10,800
Net cash paid in business combination	(33,799)	—

Net cash provided by investing activities	196,896	1,109,177

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(418,592)	635,456
Net cash paid in sales of branch deposits	(40,420)	—
Net increase (decrease) in short-term borrowings	294,840	(661,325)
Repayment of long-term funding	(653,181)	(1,373,369)
Proceeds from issuance of long-term funding	510,000	300,000
Cash dividends	(116,511)	(113,337)
Proceeds from exercise of incentive stock options	19,229	17,826
Purchase of common stock	(133,860)	(201,005)
Excess tax benefit from stock-based compensation	1,851	2,228

Net cash used in financing activities	(536,644)	(1,393,526)

Net decrease in cash and cash equivalents	(101,124)	(62,510)
Cash and cash equivalents at beginning of period	482,036	492,295

Cash and cash equivalents at end of period	$380,912	$429,785

Supplemental disclosures of cash flow information:
Cash paid for interest	$483,361	$455,229
Cash paid for income taxes	101,813	89,963
Loans and bank premises transferred to other real estate	17,904	12,228
Capitalized mortgage servicing rights	13,198	11,508
Acquisitions:
Fair value of assets acquired, including cash and cash equivalents	$422,600	$—
Value ascribed to intangibles	64,341	—
Liabilities assumed	329,400	—
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In Thousands, except per share data)
Net income	$71,741	$76,888	$220,961	$242,144

Weighted average shares outstanding	126,958	131,520	127,513	132,951
Effect of dilutive stock awards and unsettled share repurchases	889	1,071	1,125	1,168

Diluted weighted average shares outstanding	127,847	132,591	128,638	134,119

Basic earnings per share	$0.57	$0.58	$1.73	$1.82

Diluted earnings per share	$0.56	$0.58	$1.72	$1.81

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
Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock option represents the period of time that stock options are expected to be outstanding and is estimated using historical data of stock option exercises and forfeitures. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the historical volatility of the Corporation’s stock. The following assumptions were used in estimating the fair value for options granted in the nine-month periods ended September 30, 2007 and 2006:

	2007	2006

Dividend yield	3.44%	3.23%
Risk-free interest rate	4.80%	4.44%
Expected volatility	19.28%	23.98%
Weighted average expected life	6 yrs	6 yrs
Weighted average per share fair value of options	$6.01	$6.97
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
A summary of the Corporation’s stock option activity for the year ended December 31, 2006 and for the nine months ended September 30, 2007, is presented below.

		Weighted Average	Weighted Average Remaining	Aggregate Intrinsic Value
Stock Options	Shares	Exercise Price	Contractual Term	(000s)

Outstanding at December 31, 2005	7,859,686	$25.40
Granted	77,000	32.28
Exercised	(1,316,932)	22.58
Forfeited	(153,272)	31.43

Outstanding at December 31, 2006	6,466,482	$25.91	5.95	$57,985

Options exercisable at December 31, 2006	6,081,776	$25.67	5.85	$56,005

Outstanding at December 31, 2006	6,466,482	$25.91
Granted	1,080,645	33.77
Exercised	(858,177)	23.33
Forfeited	(205,575)	32.42

Outstanding at September 30, 2007	6,483,375	$27.36	5.96	$14,723

Options exercisable at September 30, 2007	5,442,835	$26.15	5.32	$18,949

The following table summarizes information about the Corporation’s nonvested stock option activity for the year ended December 31, 2006, and for the nine months ended September 30, 2007.

		Weighted Average
Stock Options	Shares	Grant Date Fair Value

Nonvested at December 31, 2005	1,003,891	$6.00
Granted	77,000	6.97
Vested	(668,362)	5.87
Forfeited	(27,823)	6.26

Nonvested at December 31, 2006	384,706	$6.40

Granted	1,080,645	6.01
Vested	(332,236)	6.32
Forfeited	(92,575)	6.05

Nonvested at September 30, 2007	1,040,540	$6.06

For the nine months ended September 30, 2007 and the year ended December 31, 2006, the intrinsic value of stock options exercised was $8.8 million and $14.6 million, respectively. (Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option.) For the nine months ended September 30, 2007 and 2006, the Corporation recognized compensation expense of $1.7 million and $0.7 million, respectively, for the vesting of stock options. For the full year 2006, the Corporation recognized compensation expense of $0.9 million for the vesting of stock options. At September 30, 2007, the Corporation had $4.8 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 27 months.
The following table summarizes information about the Corporation’s restricted stock shares activity for the year ended December 31, 2006, and for the nine months ended September 30, 2007.

		Weighted Average
Restricted Stock	Shares	Grant Date Fair Value

Outstanding at December 31, 2005	72,500	$28.70
Granted	92,300	33.50
Vested	(15,000)	23.25
Forfeited	(21,900)	32.78

Outstanding at December 31, 2006	127,900	$32.11

Granted	115,250	33.84
Vested	(37,216)	31.43
Forfeited	(18,594)	33.78

Outstanding at September 30, 2007	187,340	$33.14

The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period. For performance-based restricted stock shares, the Corporation estimates the degree to which performance conditions will be met to determine the number of shares which will vest and the related compensation expense prior to the vesting date. Compensation expense is adjusted in the period such estimates change. At September 30, 2007, there were 25,500 shares of performance-based restricted stock shares that will vest only if certain earnings per share goals and service conditions are achieved. Failure to achieve the goals and service conditions will result in all or a portion of these shares being forfeited.
Expense for restricted stock awards of approximately $1.5 million and $0.7 million was recorded for the nine months ended September 30, 2007 and 2006, respectively, while expense for restricted stock awards of approximately $1.0 million was recognized for the full year 2006. The Corporation had $3.8 million of unrecognized compensation costs related to restricted stock shares at September 30, 2007, that is expected to be recognized over the remaining contractual terms that extend to second quarter 2010.
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
Completed Business Combination:
First National Bank of Hudson (“First National Bank”): On June 1, 2007, the Corporation consummated its acquisition of 100% of the outstanding shares of First National Bank, a $0.4 billion community bank headquartered in Woodbury, Minnesota. The consummation of the transaction included the issuance of approximately 1.3 million shares of common stock and $46.5 million in cash. With the addition of First National Bank’s eight locations, the Corporation expanded its presence in the Greater Twin Cities area. At acquisition, First National Bank added approximately $0.3 billion to both loans and deposits. In June 2007, the Corporation also completed its conversion of First National Bank onto its centralized operating systems and merged it into Associated Bank, National Association.
The acquisition was immaterial to the Corporation’s consolidated financial results. Goodwill of approximately $58 million and a core deposit intangible of approximately $4 million recognized in the transaction at acquisition were assigned to the banking segment. The Corporation relied on a valuation report by an independent third party in valuing the core deposit intangible.

NOTE 7: Investment Securities
The amortized cost and fair values of investment securities available for sale were as follows.

	September 30,	December 31,
	2007	2006
	($ in Thousands)
Amortized cost	$3,517,480	$3,438,437
Gross unrealized gains	26,496	31,697
Gross unrealized losses	(22,669)	(33,513)

Fair value	$3,521,307	$3,436,621

For the first nine months of 2007, the Corporation recognized gains of $9.0 million on sales of equity securities. Comparatively, net gains on sales of investment securities were $5.2 million and $4.7 million for the first nine months and full year of 2006, respectively. In March 2006, $0.7 billion of investment securities were sold as part of the Corporation’s initiative to reduce wholesale borrowings. Investment securities sales included losses of $15.8 million, offset by gains of $18.3 million on equity security sales, resulting in a net $2.5 million gain for first quarter 2006. While during the remainder of 2006 there were gains realized on equity securities sold and a $2.0 million other-than-temporary impairment write-down (discussed below), there were no other losses on sales of investment securities during 2006. The Corporation does not have a historical pattern of restructuring its balance sheet through large investment reductions. Balance sheet and net interest margin challenges in the first quarter of 2006 led to the targeted sale decision in support of its wholesale funding reduction initiative, and did not change the Corporation’s intent on the remaining investment portfolio.
The following represents gross unrealized losses and the related fair value of investment securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2007.

	Less than 12 months		12 months or more		Total
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
			($ in Thousands)
September 30, 2007:
Federal agency securities	$(1)	$1,998	$(73)	$36,823	$(74)	$38,821
Obligations of state and political subdivisions	(225)	49,590	(1,474)	159,702	(1,699)	209,292
Mortgage-related securities	(234)	119,559	(19,582)	1,409,307	(19,816)	1,528,866
Other securities (debt and equity)	(1,038)	7,592	(42)	6,589	(1,080)	14,181

Total	$(1,498)	$178,739	$(21,171)	$1,612,421	$(22,669)	$1,791,160

Management does not believe any individual unrealized loss at September 30, 2007 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-related securities relate primarily to mortgage-backed securities issued by government agencies such as the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation (“FHLMC”). These unrealized losses are primarily attributable to changes in interest rates and not credit deterioration. The Corporation currently has both the intent and ability to hold the securities contained in the previous table for a time necessary to recover the amortized cost.
At September 30, 2007, the Corporation owned certain preferred stock securities that were determined to have other-than-temporary impairments that resulted in write-downs to earnings in prior years (with no write-downs in 2007) on the related securities. One preferred stock security holding was determined to have an other-than-temporary impairment that resulted in a write-down on the security of $2.0 million during the fourth quarter of 2006 (effectively reducing the carrying value of this preferred stock holding to zero).
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

NOTE 8: Goodwill and Other Intangible Assets
Goodwill: Goodwill is not amortized, but is subject to impairment tests on at least an annual basis. The Corporation conducts its impairment testing annually in May and no impairment loss was necessary in 2006 or through September 30, 2007. At September 30, 2007, goodwill of $907 million was assigned to the banking segment and goodwill of $22 million was assigned to the wealth management segment. The $58 million increase to goodwill during the first nine months of 2007 was attributable to the June 2007 acquisition of First National Bank. The $6 million reduction to goodwill during 2006 resulted from a $4 million adjustment attributable to finalizing the dissolution of an employee stock ownership plan of a financial services company acquired in October 2005 and a $2 million adjustment to tax liabilities related to the Corporation’s acquisition of a thrift in October 2004. The change in the carrying amount of goodwill was as follows.

	At or for the	At or for the
	Nine months ended	Year ended
	September 30, 2007	December 31, 2006
	($ in Thousands)
Goodwill:
Balance at beginning of period	$871,629	$877,680
Goodwill acquired, net of adjustments	57,539	(6,051)

Balance at end of period	$929,168	$871,629

Other Intangible Assets: The Corporation has other intangible assets that are amortized, consisting of core deposit intangibles, other intangibles (primarily related to customer relationships acquired in connection with the Corporation’s insurance agency acquisitions), and mortgage servicing rights. The core deposit intangibles and mortgage servicing rights are assigned to the banking segment, while other intangibles of $13 million are assigned to the wealth management segment and $1 million are assigned to the banking segment as of September 30, 2007.

For core deposit intangibles and other intangibles, changes in the gross carrying amount, accumulated amortization, and net book value were as follows. The $4 million increase to core deposit intangibles during the first nine months of 2007 was attributable to the June 2007 acquisition of First National Bank, while the $1 million increase to other intangibles was attributable to the value of check processing contracts purchased in June 2007.

	At or for the	At or for the
	Nine months ended	Year ended
	September 30, 2007	December 31, 2006
	($ in Thousands)
Core deposit intangibles:
Gross carrying amount	$47,748	$43,363
Accumulated amortization	(19,287)	(15,698)

Net book value	$28,461	$27,665

Additions during the period	$4,385	$—
Amortization during the period	(3,589)	(5,190)
Other intangibles: (1)
Gross carrying amount	$22,370	$26,348
Accumulated amortization	(8,040)	(11,399)

Net book value	$14,330	$14,949

Additions during the period	$1,150	$—
Amortization during the period	(1,769)	(3,713)

(1)	Other intangibles of $5.1 million were fully amortized during 2006 and have been removed from both the gross carrying amount and the accumulated amortization for 2007.
The Corporation sells residential mortgage loans in the secondary market and typically retains the right to service the loans sold. Upon sale, a mortgage servicing rights asset is capitalized, which represents the then current fair value of future net cash flows expected to be realized for performing servicing activities. Mortgage servicing rights, when purchased, are initially recorded at fair value (i.e. the purchase price paid). As the Corporation has not elected to subsequently measure any class of servicing assets under the fair value measurement method, the Corporation follows the amortization method. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income, and assessed for impairment at each reporting date. Mortgage servicing rights are carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value, and are included in other intangible assets, net in the consolidated balance sheets. At September 30, 2007 and December 31, 2006, the fair value of the mortgage servicing rights was $64.4 million and $76.7 million, respectively.
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
Mortgage servicing rights expense is a component of mortgage banking, net, in the consolidated statements of income. The $10.3 million mortgage servicing rights expense for the first nine months of 2007 was comprised of $13.1 million of base amortization and a $2.7 million recovery to the valuation allowance, while the $12.4 million mortgage servicing rights expense for the first nine months of 2006 was comprised of base amortization of $15.2 million and a $2.8 million recovery to the valuation allowance. For the full year 2006, the $18.1 million mortgage servicing rights expense included $20.4 million base amortization, net of a $2.3 million recovery to the valuation allowance.
A summary of changes in the balance of the mortgage servicing rights asset and the mortgage servicing rights valuation allowance was as follows.

	At or for the	At or for the
	Nine months ended	Year ended
	September 30, 2007	December 31, 2006
	($ in Thousands)
Mortgage servicing rights:
Mortgage servicing rights at beginning of period	$71,694	$76,236
Additions (1)	15,615	15,866
Sale of servicing (3)	(18,269)	—
Amortization	(13,067)	(20,400)
Other-than-temporary impairment	(92)	(8)

Mortgage servicing rights at end of period	$55,881	$71,694

Valuation allowance at beginning of period	(5,074)	(7,395)
(Additions) / Recoveries, net	2,737	2,313
Other-than-temporary impairment	92	8

Valuation allowance at end of period	(2,245)	(5,074)

Mortgage servicing rights, net	$53,636	$66,620

Portfolio of residential mortgage loans serviced for others (2) (3)	$6,297,000	$8,330,000
Mortgage servicing rights, net to Portfolio of residential mortgage loans serviced for others	0.85%	0.80%
Mortgage servicing rights expense (4)	$10,330	$18,087

(1)	Included in the September 30, 2007, additions to mortgage servicing rights was $2.4 million from First National Bank at acquisition.

(2)	Included in the September 30, 2007, portfolio of residential mortgage loans serviced for others was $0.3 billion from First National Bank at acquisition.

(3)	The Corporation sold approximately $2.7 billion of its mortgage portfolio serviced for others with a carrying value of $18.3 million in 2007 at an $8.5 million gain, included in mortgage banking, net in the consolidated statements of income.

(4)	Includes the amortization of mortgage servicing rights and additions/recoveries to the valuation allowance of mortgage servicing rights, and is a component of mortgage banking, net in the consolidated statements of income.
The following table shows the estimated future amortization expense for amortizing intangible assets. The projections of amortization expense for the next five years are based on existing asset balances, the current interest rate environment, and prepayment speeds as of September 30, 2007. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable.
Estimated amortization expense:

			Mortgage
	Core Deposit	Other	Servicing
	Intangible	Intangibles	Rights
	($ in Thousands)
Three months ending December 31, 2007	$1,300	$500	$3,900
Year ending December 31, 2008	4,600	1,700	13,700
Year ending December 31, 2009	4,100	1,400	10,700
Year ending December 31, 2010	3,700	1,200	8,400
Year ending December 31, 2011	3,700	1,000	6,600
Year ending December 31, 2012	3,200	1,000	4,700

NOTE 9: Long-term Funding
Long-term funding (funding with original contractual maturities greater than one year) was as follows.

	September 30,	December 31,
	2007	2006
	($ in Thousands)

Federal Home Loan Bank advances	$1,011,643	$923,264
Bank notes	400,000	625,000
Repurchase agreements	105,000	105,000
Subordinated debt, net	199,424	199,311
Junior subordinated debentures, net	215,636	216,399
Other borrowed funds	2,168	2,168

Total long-term funding	$1,933,871	$2,071,142

Federal Home Loan Bank advances: Long-term advances from the Federal Home Loan Bank (“FHLB”) had maturities through 2020 and had weighted-average interest rates of 4.67% at September 30, 2007, compared to 4.04% at December 31, 2006. These advances had a combination of fixed and variable contractual rates, of which, 40% were variable at September 30, 2007, while 22% were variable at December 31, 2006. In late September 2007 the Corporation entered into an interest rate swap to hedge the interest rate risk in the cash flows of a $200 million variable rate, long-term FHLB advance. The fair value of the derivative was a $0.2 million gain at September 30, 2007.
Bank notes: The long-term bank notes had maturities through 2008 and had weighted-average interest rates of 5.09% at September 30, 2007, and 5.18% at December 31, 2006. These notes had a combination of fixed and variable rates, of which 75% were variable rate at September 30, 2007, compared to 84% variable rate at December 31, 2006.
Repurchase agreements: The long-term repurchase agreements had maturities through 2010 and had weighted-average interest rates of 4.66% at September 30, 2007, and 4.81% at December 31, 2006. These repurchase agreements were 100% variable rate for all periods presented.
Subordinated debt: In August 2001, the Corporation issued $200 million of 10-year subordinated debt. This debt was issued at a discount and has a fixed coupon interest rate of 6.75%. The subordinated debt qualifies under the risk-based capital guidelines as Tier 2 supplementary capital for regulatory purposes.
Junior subordinated debentures: The Corporation has $180.4 million of junior subordinated debentures (“ASBC Debentures”), which carry a fixed rate of 7.625% and mature on June 15, 2032. The Corporation has the right to redeem the ASBC Debentures, at par, on or after May 30, 2007. During 2002, the Corporation entered into interest rate swaps to hedge the interest rate risk on the ASBC Debentures. The fair value of the derivative was a $1.7 million loss at September 30, 2007, compared to a $1.0 million loss at December 31, 2006. The carrying value of the ASBC Debentures was $178.7 million and $179.3 million at September 30, 2007 and December 31, 2006, respectively. With its October 2005 acquisition, the Corporation acquired $30.9 million of variable rate junior subordinated debentures (the “SFSC Debentures”), from two equal issuances, of which one pays a variable rate adjusted quarterly based on the 90-day LIBOR plus 2.80% (or 8.16% at September 30, 2007) and matures April 23, 2034, and the other which pays a variable rate adjusted quarterly based on the 90-day LIBOR plus 3.45% (or 9.01% at September 30, 2007) and matures November 7, 2032. The Corporation has the right to redeem the SFSC Debentures, at par, on April 23, 2009, and November 7, 2007, respectively, and quarterly thereafter. The carrying value of the SFSC Debentures was $36.9 million and $37.1 million at September 30, 2007 and December 31, 2006, respectively.

NOTE 10: Comprehensive Income
A summary of activity in comprehensive income follows.

	Nine Months Ended		Year Ended
	September 30,	September 30,	December 31,
	2007	2006	2006
	($ in Thousands)

Net income	$220,961	$242,144	$316,645
Other comprehensive income (loss):
Net gains (losses) on investment securities available for sale:
Net unrealized gains	14,632	1,839	8,790
Reclassification adjustment for net gains realized in net income	(8,989)	(5,158)	(4,722)
Income tax expense (benefit)	(1,890)	1,135	(1,519)
Amortization of adjustment for adoption of SFAS 158:
Prior service cost	331	—	—
Net loss	646	—	—
Income tax benefit	(391)	—	—
Net gains (losses) on derivatives used in cash flow hedging relationships:
Net unrealized gain	225
Income tax benefit	(90)

Total other comprehensive income (loss)	4,474	(2,184)	2,549

Comprehensive income	$225,435	$239,960	$319,194

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
NOTE 12: Derivative and Hedging Activities
The table below identifies the Corporation’s derivative instruments, excluding mortgage derivatives, at September 30, 2007, and December 31, 2006, as well as which instruments receive hedge accounting treatment. Included in the table below for both September 30, 2007 and December 31, 2006, were customer interest rate swaps and interest rate caps for which the Corporation has mirror swaps and caps. Also included in the table below at September 30, 2007, were customer interest rate collars for which the Corporation has mirror collars. The fair value of these customer swaps, caps, and collars and of the mirror swaps, caps, and collars is recorded in earnings and the net impact for the first nine months of 2007 and 2006, and full year 2006 was immaterial.

	Notional	Estimated Fair	Weighted Average
	Amount	Market Value	Receive Rate	Pay Rate	Maturity
	($ in Thousands)
September 30, 2007
Swaps—receive fixed / pay variable (1)	$175,000	$(1,652)	7.63%	6.71%	301 months
Swaps—receive variable / pay fixed (2)	200,000	225	5.14%	4.42%	21 months
Customer and mirror swaps (3)	634,559	—	5.02%	5.02%	65 months
Customer and mirror caps (3)	25,496	—	—	—	22 months
Customer and mirror collars (3)	55,983	—	—	—	57 months

(1)	Fair value hedge accounting is applied on $175 million notional, which hedges a long-term, fixed-rate subordinated debenture.

(2)	Cash flow hedge accounting is applied on $200 million notional, which hedges the interest rate risk in the cash flows of a long-term, variable-rate FHLB advance.

(3)	Hedge accounting is not applied on $716 million notional of interest rate swaps, caps, and collars entered into with our customers whose value changes are offset by mirror swaps, caps, and collars entered into with third parties.

	Notional	Estimated Fair	Weighted Average
	Amount	Market Value	Receive Rate	Pay Rate	Maturity
	($ in Thousands)
December 31, 2006
Swaps—receive fixed / pay variable (4)	$175,000	$(979)	7.63%	6.38%	310 months
Customer and mirror swaps (5)	434,178	—	4.91%	4.91%	63 months
Customer and mirror caps (5)	22,197	—	—	—	32 months

(4)	Fair value hedge accounting is applied on $175 million notional, which hedges a long-term, fixed-rate subordinated debenture.

(5)	Hedge accounting is not applied on $456 million notional of interest rate swaps and caps entered into with our customers whose value changes are offset by mirror swaps and caps entered into with third parties.
For the first nine months of 2007, the Corporation recognized combined ineffectiveness of $0.1 million (which decreased net interest income), relating to the Corporation’s fair value hedge of a long-term, fixed rate subordinated debenture. The Corporation recognized combined ineffectiveness of $0.1 million (which increased net interest income) for the first nine months of 2006 and $1.1 million (which increased net interest income) for full year 2006 relating to the Corporation’s fair value hedges of long-term, fixed-rate commercial loans and a long-term, fixed-rate subordinated debenture. No components of the derivatives change in fair value were excluded from the assessment of hedge effectiveness. Prior to March 31, 2006, the Corporation had been using the short cut method of assessing hedge effectiveness for a fair value hedge with $175 million notional balance hedging a long-term, fixed-rate subordinated debenture. Effective March 31, 2006, the Corporation de-designated the hedging relationship under the short cut method and re-designated the hedging relationship under a long-haul method utilizing the same instruments. In December 2006, the Corporation terminated all swaps hedging long-term, fixed-rate commercial loans for a net gain of approximately $0.8 million, recorded in other noninterest income.
In addition to the fair value hedges noted above, in late September 2007 the Corporation entered into an interest rate swap accounted for as a cash flow hedge which hedges the interest rate risk in the cash flows of a long-term, variable-rate FHLB advance. Hedge effectiveness is determined using regression analysis. At September 30, 2007, there was no ineffectiveness recorded related to the cash flow hedge. No components of the derivatives change in fair value were excluded from the assessment of hedge effectiveness. Derivative gains and losses reclassified from accumulated other comprehensive income to current period earnings are included in interest expense on long-term funding, i.e. the line item in which the hedged cash flows are recorded. At September 30, 2007, accumulated other comprehensive income included a deferred after-tax net gain of $0.1 million related to this derivative. The net after-tax derivative gain included in accumulated other comprehensive income at September 30, 2007, is projected to be reclassified into net interest income in conjunction with the recognition of interest payments on the long-term, variable-rate FHLB advance through June 2009.
For the mortgage derivatives, which are not included in the table above and are not accounted for as hedges, changes in the fair value are recorded to mortgage banking, net. The fair value of the mortgage derivatives at September 30, 2007, was a net loss of $0.9 million, comprised of the net loss on commitments to fund approximately $98 million of loans to individual borrowers and the net loss on commitments to sell approximately $143 million of loans to various investors. The fair value of the mortgage derivatives at September 30, 2006, was a net loss of $1.1 million, comprised of the net loss on commitments to fund approximately $125 million of loans to individual borrowers and the net loss on commitments to sell approximately $176 million of loans to various investors. The fair value of the mortgage derivatives at December 31, 2006, was a net loss of $0.7 million, comprised of the net loss on commitments to fund approximately $91 million of loans to individual borrowers and the net gain on commitments to sell approximately $138 million of loans to various investors.
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

	September 30, 2007	December 31, 2006
	($ in Thousands)
Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale (1) (2)	$6,486,965	$6,067,120
Commercial letters of credit (1)	30,651	22,568
Standby letters of credit (3)	603,617	608,352

(1)	These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and thus are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and is not material at September 30, 2007 or December 31, 2006.

(2)	Commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 12.

(3)	The Corporation has established a liability of $3.9 million and $4.8 million at September 30, 2007 and December 31, 2006, respectively, as an estimate of the fair value of these financial instruments.
Other Commitments
The Corporation has principal investment commitments to provide capital-based financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in low-income housing, small-business commercial real estate, and historic tax credit projects to promote the revitalization of low-to-moderate-income neighborhoods throughout the local communities of its bank subsidiary. As a limited partner in these unconsolidated projects, the Corporation is allocated tax credits and deductions associated with the underlying projects. As of September 30, 2007, the Corporation’s commitment for all these investments was $54 million (of which, $27 million was funded), while at December 31, 2006, the Corporation’s commitment for all these investments was $40 million (of which, $18 million was funded). The aggregate carrying value of these investments at September 30, 2007, was $24 million, included in other assets on the consolidated balance sheets, compared to $15 million at December 31, 2006.
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
Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are most often sold on a nonrecourse basis. The Corporation’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability, which if subsequently are untrue or breached, could require the Corporation to repurchase certain loans affected. There have been insignificant instances of repurchase under representations and warranties. To a much lesser degree, the Corporation may sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and/or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At September 30, 2007 and December 31, 2006, there were approximately $83 million and $62 million, respectively, of residential mortgage loans sold with such recourse risk, upon which there have been insignificant instances of repurchase. Given that the underlying loans delivered to buyers are predominantly conventional residential first lien mortgages originated or purchased under our usual underwriting procedures, and that historical experience shows negligible losses and insignificant repurchase activity, management believes that losses and repurchases under the limited recourse provisions will continue to be insignificant.
In October 2004 the Corporation acquired a thrift. Prior to the acquisition, this thrift retained a subordinate position to the FHLB in the credit risk on the underlying residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. The Corporation has not sold loans to the FHLB with such credit risk retention since February 2005. At September 30, 2007 and December 31, 2006, there were $1.6 billion and $1.8 billion, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been negligible historical losses to the Corporation.
NOTE 14: Retirement Plans
The Corporation has a noncontributory defined benefit retirement plan (the Retirement Account Plan (“RAP”)) covering substantially all full-time employees. The benefits are based primarily on years of service and the employee’s compensation paid. Employees of acquired entities generally participate in the RAP after consummation of the business combinations. The plans of acquired entities are typically merged into the RAP after completion of the mergers, and credit is usually given to employees for years of service at the acquired institution for vesting and eligibility purposes. In connection with an acquisition in October 2004, the Corporation assumed the First Federal pension plan (the “First Federal Plan”). The First Federal Plan was frozen on December 31, 2004, and qualified participants in the First Federal Plan became eligible to participate in the RAP as of January 1, 2005. Additional discussion and information on the RAP and the First Federal Plan are collectively referred to below as the “Pension Plan.”
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
The components of net periodic benefit cost for the Pension and Postretirement Plans for the three and nine months ended September 30, 2007 and 2006, and for the full year 2006 were as follows.

	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31
	2007	2006	2007	2006	2006
	($ in Thousands)
Components of Net Periodic Benefit Cost

Pension Plan:
Service cost	$2,525	$2,386	$7,575	$7,160	$9,546
Interest cost	1,443	1,334	4,328	4,001	5,335
Expected return on plan assets	(2,825)	(2,388)	(8,475)	(7,163)	(9,551)
Amortization of transition asset	—	(22)	—	(66)	(88)
Amortization of prior service cost	12	12	35	35	47
Amortization of actuarial loss	215	259	646	776	1,035

Subtotal net periodic benefit cost	$1,370	$1,581	$4,109	$4,743	$6,324
Settlement charge	—	—	—	—	102

Total net periodic benefit cost	$1,370	$1,581	$4,109	$4,743	$6,426

Postretirement Plan:
Interest cost	$79	$78	$236	$233	$311
Amortization of prior service cost	99	99	296	296	395

Total net periodic benefit cost	$178	$177	$532	$529	$706

The Corporation’s funding policy is to pay at least the minimum amount required by the funding requirements of federal law and regulations, with consideration given to the maximum funding amounts allowed. The Corporation contributed $10 million to its Pension Plan during the first quarter of 2007, and as of September 30, 2007, does not expect to make additional contributions for the remainder of 2007. The Corporation regularly reviews the funding of its Pension Plan.

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
The Corporation’s primary segment is banking, conducted through its bank and lending subsidiaries. For purposes of segment disclosure, as allowed by the governing accounting statement, these entities have been combined as one segment that have similar economic characteristics and the nature of their products, services, processes, customers, delivery channels, and regulatory environment are similar. Banking consists of lending and deposit gathering (as well as other banking-related products and services) to businesses, governmental units, and consumers (including mortgages, home equity lending, and card products) and the support to deliver, fund, and manage such banking services.
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

Selected segment information is presented below.

		Wealth		Consolidated
	Banking	Management	Other	Total

	($ in Thousands)
As of and for the nine months ended September 30, 2007

Net interest income	$479,240	$354	$—	$479,594
Provision for loan losses	19,008	—	—	19,008
Noninterest income	195,481	79,607	(2,913)	272,175
Depreciation and amortization	35,569	1,281	—	36,850
Other noninterest expense	321,869	52,050	(2,913)	371,006
Income taxes	93,292	10,652	—	103,944

Net income	$204,983	$15,978	—	$220,961

Percent of consolidated net income	93%	7%	—	100%

Total assets	$20,875,209	$111,621	$(46,823)	$20,940,007

Percent of consolidated total assets	100%	—	—	100%

Total revenues *	$674,721	$79,961	$(2,913)	$751,769
Percent of consolidated total revenues*	90%	10%	—	100%

As of and for the nine months ended September 30, 2006

Net interest income	$503,116	$369	$—	$503,485
Provision for loan losses	11,988	—	—	11,988
Noninterest income	163,917	74,617	(2,372)	236,162
Depreciation and amortization	38,700	1,454	—	40,154
Other noninterest expense	299,032	50,199	(2,372)	346,859
Income taxes	89,169	9,333	—	98,502

Net income	$228,144	$14,000	$—	$242,144

Percent of consolidated net income	94%	6%	—	100%

Total assets	$20,861,322	$104,079	$(38,878)	$20,926,523

Percent of consolidated total assets	100%	—	—	100%

Total revenues *	$667,033	$74,986	$(2,372)	$739,647
Percent of consolidated total revenues*	90%	10%	—	100%

*	Total revenues for this segment disclosure are defined to be the sum of net interest income plus noninterest income, net of mortgage servicing rights amortization.

		Wealth		Consolidated
	Banking	Management	Other	Total

	($ in Thousands)
As of and for the three months ended September 30, 2007

Net interest income	$162,948	$125	$—	$163,073
Provision for loan losses	8,733	—	—	8,733
Noninterest income	63,383	26,602	(971)	89,014
Depreciation and amortization	11,946	419	—	12,365
Other noninterest expense	109,478	17,231	(971)	125,738
Income taxes	29,879	3,631	—	33,510

Net income	$66,295	$5,446	—	$71,741

Percent of consolidated net income	92%	8%	—	100%

Total assets	$20,875,209	$111,621	$(46,823)	$20,940,007

Percent of consolidated total assets	100%	—	—	100%

Total revenues *	$226,331	$26,727	$(971)	$252,087
Percent of consolidated total revenues*	90%	10%	—	100%

As of and for the three months ended September 30, 2006

Net interest income	$168,118	$99	$—	$168,217
Provision for loan losses	3,837	—	—	3,837
Noninterest income	54,865	23,979	(790)	78,054
Depreciation and amortization	12,666	457	—	13,123
Other noninterest expense	100,583	15,839	(790)	115,632
Income taxes	33,678	3,113	—	36,791

Net income	$72,219	$4,669	$—	$76,888

Percent of consolidated net income	94%	6%	—	100%

Total assets	$20,861,322	$104,079	$(38,878)	$20,926,523

Percent of consolidated total assets	100%	—	—	100%

Total revenues *	$222,983	$24,078	$(790)	$246,271
Percent of consolidated total revenues*	90%	10%	—	100%

*	Total revenues for this segment disclosure are defined to be the sum of net interest income plus noninterest income, net of mortgage servicing rights amortization.

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
Mortgage Servicing Rights Valuation: The fair value of the Corporation’s mortgage servicing rights asset is important to the presentation of the consolidated financial statements since the mortgage servicing rights are carried on the consolidated balance sheet at the lower of amortized cost or estimated fair value. Mortgage servicing rights do not trade in an active open market with readily observable prices. As such, like other participants in the mortgage banking business, the Corporation relies on an internal discounted cash flow model to estimate the fair value of its mortgage servicing rights. The use of an internal discounted cash flow model involves judgment, particularly of estimated prepayment speeds of underlying mortgages serviced and the overall level of interest rates. Loan type and note rate are the predominant risk characteristics of the underlying loans used to stratify capitalized mortgage servicing rights for purposes of measuring impairment. The Corporation periodically reviews the assumptions underlying the valuation of mortgage servicing rights. In addition, the Corporation consults periodically with third parties as to the assumptions used and to determine that the Corporation’s valuation is consistent with the third party valuation. While the Corporation believes that the values produced by its internal model are indicative of the fair value of its mortgage servicing rights portfolio, these values can change significantly depending upon key factors, such as the then current interest rate environment, estimated prepayment speeds of the underlying mortgages serviced, and other economic conditions. To better understand the sensitivity of the impact on prepayment speeds to changes in interest rates, if mortgage interest rates moved up 50 basis points (“bp”) at September 30, 2007 (holding all other factors unchanged), it is anticipated that prepayment speeds would have slowed and the modeled estimated value of mortgage servicing rights could have been $1.3 million higher than that determined at September 30, 2007 (leading to more valuation allowance recovery and an increase in mortgage banking, net). Conversely, if mortgage interest rates moved down 50 bp, prepayment speeds would have likely increased and the modeled estimated value of mortgage servicing rights could have been $2.6 million lower (leading to adding more valuation allowance and a decrease in mortgage banking, net). The proceeds that might be received should the Corporation actually consider a sale of some or all of the mortgage servicing rights portfolio could differ from the amounts reported at any point in time. The Corporation believes the mortgage servicing rights asset is properly recorded in the consolidated financial statements. See also Note 8, “Goodwill and Other Intangible Assets,” of the notes to consolidated financial statements and section “Noninterest Income.”
Derivative Financial Instruments and Hedging Activities: In various aspects of its business, the Corporation uses derivative financial instruments to modify exposures to changes in interest rates and market prices for other financial instruments. Derivative instruments are required to be carried at fair value on the balance sheet with changes in the fair value recorded directly in earnings. To qualify for and maintain hedge accounting, the Corporation must meet formal documentation and effectiveness evaluation requirements both at the hedge’s inception and on an ongoing basis. The application of the hedge accounting policy requires strict adherence to documentation and effectiveness testing requirements, judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings, and measurement of changes in the fair value of hedged items. If in the future derivative financial instruments used by the Corporation no longer qualify for hedge accounting, the impact on the consolidated results of operations and reported earnings could be significant. When hedge accounting is discontinued, the Corporation would continue to carry the derivative on the balance sheet at its fair value; however, for a cash flow derivative changes in its fair value would be recorded in earnings instead of through other comprehensive income, and for a fair value derivative the changes in fair value of the hedged asset or liability would no longer be recorded through earnings. Prior to March 31, 2006, the Corporation had been using the short cut method of assessing hedge effectiveness for a fair value hedge with $175 million notional balance, hedging a long-term, fixed-rate subordinated debenture. Effective March 31, 2006, the Corporation de-designated the hedging relationship under the short cut method and re-designated the hedging relationship under a long-haul method utilizing the same instruments. In December 2006, the Corporation terminated all swaps hedging long-term, fixed-rate commercial loans for a net gain of approximately $0.8 million. The Corporation continues to evaluate its future hedging strategies. In late September 2007 the Corporation entered into an interest rate swap accounted for as a cash flow hedge which hedges the interest rate risk in the cash flows of a long-term, variable-rate FHLB advance. See Note 12, “Derivative and Hedging Activities,” of the notes to consolidated financial statements.
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
Note 15, “Segment Reporting,” of the notes to consolidated financial statements, indicates that the banking segment represents 93% of consolidated net income and 90% of total revenues (as defined in the Note) for the first nine months of 2007, compared to 94% and 90%, respectively, for the first nine months of 2006. The Corporation’s profitability is predominantly dependent on net interest income, noninterest income, the level of the provision for loan losses, noninterest expense, and income taxes of its banking segment. The consolidated discussion therefore predominantly describes the banking segment results. The critical accounting policies primarily affect the banking segment, with the exception of income taxes, which affects both the banking and wealth management segments (see section “Critical Accounting Policies”).
The contribution from the wealth management segment to consolidated net income and total revenues (as defined and disclosed in Note 15, “Segment Reporting,” of the notes to consolidated financial statements) was approximately 7% and 10%, respectively, for the nine-months ended September 30, 2007, compared to 6% and 10%, respectively, for the same period in 2006. Wealth management segment revenues were up $5.0 million (7%) and expenses were up $1.7 million (3%) between the comparable nine-month periods of 2007 and 2006. Wealth segment assets (which consist predominantly of cash equivalents, investments, customer receivables, goodwill, and intangibles) were up $7.5 million (7%) between September 30, 2007 and September 30, 2006, predominantly cash equivalents. The major components of wealth management revenues are trust fees, insurance fees and commissions, and brokerage commissions, which are individually discussed in section “Noninterest Income.” The major expenses for the wealth management segment are personnel expense (75% and 72%, respectively, of total segment noninterest expense for the first nine months of 2007 and the comparable period in 2006), as well as occupancy, processing, and other costs, which are covered generally in the consolidated discussion in section “Noninterest Expense.”
Results of Operations — Summary
TABLE 1
Summary Results of Operations: Trends
($ in Thousands, except per share data)

	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.
	2007	2007	2007	2006	2006
Net income (Quarter)	$71,741	$75,825	$73,395	$74,501	$76,888
Net income (Year-to-date)	220,961	149,220	73,395	316,645	242,144

Earnings per share — basic (Quarter)	$0.57	$0.59	$0.57	$0.58	$0.58
Earnings per share — basic (Year-to-date)	1.73	1.17	0.57	2.40	1.82

Earnings per share — diluted (Quarter)	$0.56	$0.59	$0.57	$0.57	$0.58
Earnings per share — diluted (Year-to-date)	1.72	1.16	0.57	2.38	1.81

Return on average assets (Quarter)	1.38%	1.48%	1.46%	1.43%	1.46%
Return on average assets (Year-to-date)	1.44	1.47	1.46	1.50	1.52

Return on average equity (Quarter)	12.69%	13.49%	13.35%	13.19%	13.36%
Return on average equity (Year-to-date)	13.18	13.42	13.35	13.89	14.12

Return on tangible average equity (Quarter) (1)	22.42%	23.14%	22.63%	22.31%	22.32%
Return on tangible average equity (Year-to-date) (1)	22.73	22.89	22.63	23.31	23.64

Efficiency ratio (Quarter) (2)	53.44%	53.23%	52.22%	50.26%	50.19%
Efficiency ratio (Year-to-date) (2)	52.97	52.73	52.22	50.31	50.33

Net interest margin (Quarter)	3.62%	3.53%	3.62%	3.64%	3.63%
Net interest margin (Year-to-date)	3.59	3.57	3.62	3.62	3.56

(1)	Return on tangible average equity = Net income divided by average equity excluding average goodwill and other intangible assets (net of mortgage servicing rights). This is a non-GAAP financial measure.

(2)	Efficiency ratio = Noninterest expense divided by sum of taxable equivalent net interest income plus noninterest income, excluding investment securities gains (losses), net, and asset sales gains (losses), net.
Net income for the nine months ended September 30, 2007 totaled $221.0 million, or $1.73 and $1.72 for basic and diluted earnings per share, respectively. Comparatively, net income for the nine months ended September 30, 2006 was $242.1 million, or $1.82 and $1.81 for basic and diluted earnings per share, respectively. Year-to-date 2007 results generated an annualized return on average assets of 1.44% and an annualized return on average equity of 13.18%, compared to 1.52% and 14.12%, respectively, for the comparable period in 2006.
Net Interest Income and Net Interest Margin
Net interest income was $479.6 million for the first nine months of 2007, down $23.9 million (4.7%) versus the comparable 2006 period, while net interest income on a taxable equivalent basis was $499.7 million, down $23.4 million (4.5%) from the comparable period last year. As indicated in Tables 2 and 3, the decrease in taxable equivalent net interest income was attributable to both unfavorable rate variances (as the impact of changes in the interest rate environment and product pricing reduced taxable equivalent net interest income by $14.6 million) and volume variances (as changes in the balances and mix of earning assets and interest-bearing liabilities reduced taxable equivalent net interest income by $8.8 million).
The net interest margin improved 3 bp, to 3.59% for the first nine months of 2007 compared to 3.56% for the first nine months of 2006. This improvement was a function of an 8 bp higher contribution from net free funds (due largely to the increased value of noninterest-bearing deposits given the rising costs of interest-bearing liabilities) offset by a 5 bp lower interest rate spread (i.e., the net of a 41 bp increase in the cost of interest-bearing liabilities and a 36 bp increase in the yield on earning assets).
The Federal funds rate was raised by 25 bp four times during the first half of 2006, while the Federal funds rate was lowered by 50 bp in mid-September 2007, resulting in an average rate of 5.23% for the first nine months of 2007, 37 bp higher than the average rate during the first nine months of 2006. These interest rate conditions, along with higher levels of nonaccrual loans and competitive pricing pressures, resulted in lower spreads on loans and higher rates on deposits between the comparable nine-month periods.
The yield on earning assets was 7.03% for the first nine months of 2007, 36 bp higher than the comparable period last year, aided in part by loans representing a larger percentage of earning assets, as loans carry higher yields than investments. Loan yields increased 33 bp (to 7.42% for the first nine months of 2007), benefiting from higher market interest rates on new and adjustable rate loans, though moderated by competitive pricing pressures, higher levels of nonaccrual loans, and by the fixed rate loan portfolio which is not subject to repricing. The yield on investment securities increased 32 bp (to 5.34% for the first nine months of 2007), assisted by the sale of lower-yielding investment securities in conjunction with the 2006 wholesale funding reduction strategy described below.
The rate on interest-bearing liabilities of 4.03% for the first nine months of 2007 was 41 bp higher than the same period in 2006, unfavorably impacted by the rise in the cost of each source of funds and partially offset by lower-costing interest-bearing deposits representing a greater percentage of average interest-bearing liabilities. The cost of interest-bearing deposits was up 44 bp (to 3.58%), impacted by competitive pricing, a continuing shift to higher cost deposits by customers, and the repricing of index-based deposits in the higher rate environment. Wholesale funding costs increased 57 bp (to 5.19%), with short-term borrowings up 42 bp (similar to the change in the average Federal funds rate) and long-term funding up 73 bp (as lower-costing debt matured, renewed, or repriced at higher rates).
Year-over-year changes in the average balance sheet were predominantly a function of the Corporation’s wholesale funding reduction strategy. In conjunction with this initiative (which began in fourth quarter 2005 and completed in third quarter 2006), cash from maturing or sold investments was not reinvested, but used to reduce wholesale borrowings and repurchase stock. As a result, average earning assets were $18.6 billion for year-to-date 2007, $0.8 billion or 4.3% lower than the comparable period last year, led by a $0.5 billion decrease in average investment securities. Average loans were down $0.3 billion, attributable primarily to the January 2007 sale of $0.3 billion of lower-yielding residential mortgage loans. As a percentage of average earning assets, loans increased from 79% for the first nine months of 2006 to 81% in the first nine months of 2007, and investment securities experienced a corresponding decrease.
Average interest-bearing liabilities of $15.8 billion for year-to-date 2007 were down $0.8 billion versus the comparable period in 2006, attributable to lower wholesale funds. On average, interest-bearing deposits grew $82 million and noninterest-bearing demand deposits (a principal component of net free funds) were up $71 million between the comparable nine-month periods. Given the growth in total deposits and the decrease in earning assets, average wholesale funding balances decreased $0.9 billion between the comparable nine-month periods, with long-term debt down $0.8 billion and short-term borrowings down $0.1 billion. As a percentage of total average interest-bearing liabilities, interest-bearing deposits, short-term borrowings and long-term funding were 72%, 17% and 11%, respectively, for the first nine months of 2007, compared to 68%, 16% and 16%, respectively, for the first nine months of 2006.

TABLE 2
Net Interest Income Analysis-Taxable Equivalent Basis
($ in Thousands)

	Nine Months ended September 30, 2007			Nine Months ended September 30, 2006
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

Earning assets:
Loans: (1) (2) (3) (4)
Commercial	$9,748,956	$547,923	7.51%	$9,534,532	$525,319	7.27%
Residential mortgage	2,321,792	106,845	6.14	2,804,961	122,006	5.80
Retail	3,004,891	181,942	8.08	3,076,726	178,541	7.74

Total loans	15,075,639	836,710	7.42	15,416,219	825,866	7.09
Investments and other (1)	3,500,280	140,175	5.34	3,987,542	150,212	5.02

Total earning assets	18,575,919	976,885	7.03	19,403,761	976,078	6.67
Other assets, net	1,961,992			1,935,900

Total assets	$20,537,911			$21,339,661

Interest-bearing liabilities:
Interest-bearing deposits:
Savings deposits	$917,983	$3,236	0.47%	$1,037,542	$2,921	0.38%
Interest-bearing demand deposits	1,853,573	27,232	1.96	2,087,670	26,950	1.73
Money market deposits	3,745,304	106,177	3.79	3,188,616	84,086	3.53
Time deposits, excluding Brokered CDs	4,348,130	147,756	4.54	4,398,820	129,618	3.94

Total interest-bearing deposits, excluding Brokered CDs	10,864,990	284,401	3.50	10,712,648	243,575	3.04
Brokered CDs	509,490	20,274	5.32	579,650	21,621	4.99

Total interest-bearing deposits	11,374,480	304,675	3.58	11,292,298	265,196	3.14
Wholesale funding	4,443,557	172,476	5.19	5,368,157	187,732	4.62

Total interest-bearing liabilities	15,818,037	477,151	4.03	16,660,455	452,928	3.62

Noninterest-bearing demand deposits	2,360,856			2,289,368
Other liabilities	117,152			97,241
Stockholders’ equity	2,241,866			2,292,597

Total liabilities and equity	$20,537,911			$21,339,661

Interest rate spread			3.00%			3.05%
Net free funds			0.59			0.51

Taxable equivalent net interest income and net interest margin		$499,734	3.59%		$523,150	3.56%

Taxable equivalent adjustment		20,140			19,665

Net interest income		$479,594			$503,485

(1)	The yield on tax exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.

(2)	Nonaccrual loans and loans held for sale are included in the average balances.

(3)	Interest income includes net loan fees.

(4)	Commercial includes commercial, financial, and agricultural, real estate construction, commercial real estate, and lease financing; residential mortgage includes residential mortgage first liens; and retail includes home equity lines, residential mortgage junior liens, and installment loans (such as educational and other consumer loans).

TABLE 2 (continued)
Net Interest Income Analysis-Taxable Equivalent Basis
($ in Thousands)

	Three Months ended September 30, 2007			Three Months ended September 30, 2006
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

Earning assets:
Loans: (1) (2) (3) (4)
Commercial	$9,850,510	$186,947	7.53%	$9,571,264	$182,603	7.47%
Residential mortgage	2,276,094	35,514	6.22	2,727,101	40,348	5.89
Retail	3,056,840	61,770	8.05	3,105,858	62,127	7.96

Total loans	15,183,444	284,231	7.44	15,404,223	285,078	7.29
Investments and other (1)	3,502,534	47,233	5.39	3,564,361	45,990	5.16

Total earning assets	18,685,978	331,464	7.05	18,968,584	331,068	6.89
Other assets, net	1,992,520			1,922,417

Total assets	$20,678,498			$20,891,001

Interest-bearing liabilities:
Interest-bearing deposits:
Savings deposits	$942,305	$1,324	0.56%	$993,677	$998	0.40%
Interest-bearing demand deposits	1,926,181	9,547	1.97	1,740,296	7,571	1.73
Money market deposits	3,694,646	34,914	3.75	3,582,339	34,438	3.81
Time deposits, excluding Brokered CDs	4,393,590	50,755	4.58	4,433,660	47,049	4.21

Total interest-bearing deposits, excluding Brokered CDs	10,956,722	96,540	3.50	10,749,972	90,056	3.32
Brokered CDs	598,607	8,056	5.34	684,150	9,186	5.33

Total interest-bearing deposits	11,555,329	104,596	3.59	11,434,122	99,242	3.44
Wholesale funding	4,386,354	56,939	5.16	4,636,853	57,114	4.83

Total interest-bearing liabilities	15,941,683	161,535	4.02	16,070,975	156,356	3.84

Noninterest-bearing demand deposits	2,385,641			2,450,282
Other liabilities	108,509			85,811
Stockholders’ equity	2,242,665			2,283,933

Total liabilities and equity	$20,678,498			$20,891,001

Interest rate spread			3.03%			3.05%
Net free funds			0.59			0.58

Taxable equivalent net interest income and net interest margin		$169,929	3.62%		$174,712	3.63%

Taxable equivalent adjustment		6,856			6,495

Net interest income		$163,073			$168,217

TABLE 3
Volume / Rate Variance — Taxable Equivalent Basis
($ in Thousands)

	Comparison of			Comparison of
	Nine months ended			Three months ended
	September 30, 2007 versus 2006			September 30, 2007 versus 2006
	Income/Expense	Variance Attributable to		Income/Expense	Variance Attributable to
	Variance (1)	Volume	Rate	Variance (1)	Volume	Rate

INTEREST INCOME: (2)
Loans:
Commercial	$22,604	$9,258	$13,346	$4,344	$3,431	$913
Residential mortgage	(15,161)	(21,297)	6,136	(4,834)	(6,629)	1,795
Retail	3,401	(4,273)	7,674	(357)	(1,004)	647

Total loans	10,844	(16,312)	27,156	(847)	(4,202)	3,355
Investments and other	(10,037)	(18,469)	8,432	1,243	(696)	1,939

Total interest income	$807	$(34,781)	$35,588	$396	$(4,898)	$5,294

INTEREST EXPENSE:
Interest-bearing deposits:
Savings deposits	$315	$(363)	$678	$326	$(54)	$380
Interest-bearing demand deposits	282	(3,209)	3,491	1,976	858	1,118
Money market deposits	22,091	15,450	6,641	476	1,068	(592)
Time deposits, excluding Brokered CDs	18,138	(1,510)	19,648	3,706	(429)	4,135

Interest-bearing deposits, excluding Brokered CDs	40,826	10,368	30,458	6,484	1,443	5,041
Brokered CDs	(1,347)	(2,730)	1,383	(1,130)	(1,151)	21

Total interest-bearing deposits	39,479	7,638	31,841	5,354	292	5,062
Wholesale funding	(15,256)	(33,594)	18,338	(175)	(3,194)	3,019

Total interest expense	24,223	(25,956)	50,179	5,179	(2,902)	8,081

Net interest income, taxable equivalent	$(23,416)	$(8,825)	$(14,591)	$(4,783)	$(1,996)	$(2,787)

(1)	The change in interest due to both rate and volume has been allocated proportionately to volume variance and rate variance based on the relationship of the absolute dollar change in each.

(2)	The yield on tax-exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented.

Provision for Loan Losses
The provision for loan losses for the first nine months of 2007 was $19.0 million, compared to $12.0 million for the comparable period in 2006 and $19.1 million for the full year 2006. At September 30, 2007, the allowance for loan losses was $200.6 million, down from $203.4 million at September 30, 2006 and $203.5 million at December 31, 2006. The ratio of the allowance for loan losses to total loans was 1.32%, compared to 1.33% at September 30, 2006, and 1.37% at December 31, 2006. Net charge offs were $24.9 million for the first nine months of 2007, compared to $12.0 million for the comparable period in 2006 and $19.0 million for full year 2006. Annualized net charge offs as a percent of average loans for the first nine months of 2007 were 0.22%, compared to 0.10% for the comparable period of 2006 and 0.12% for full year 2006. Nonperforming loans at September 30, 2007, were $151 million, compared to $129 million at September 30, 2006, and $142 million at December 31, 2006. See Tables 8 and 9.
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
Noninterest Income
For the nine months ended September 30, 2007, noninterest income was $259.1 million, up $38.1 million or 17.3% compared to $221.0 million for year-to-date 2006. Core fee-based revenue (as defined in Table 4 below) was $189.3 million for the first nine months of 2007, an increase of $16.8 million or 9.7% over the comparable period last year. Net mortgage banking income was $22.3 million compared to $13.1 million for the first nine months of 2006. All other noninterest income categories combined were $47.6 million, up $12.2 million compared to the nine-month period last year. See also Table 11 for detailed trends of selected quarterly information.
TABLE 4
Noninterest Income
($ in Thousands)

	3rd Qtr.	3rd Qtr.	Dollar	Percent	YTD	YTD	Dollar	Percent
	2007	2006	Change	Change	2007	2006	Change	Change

Trust service fees	$10,886	$9,339	$1,547	16.6%	$31,906	$27,543	$4,363	15.8%
Service charges on deposit accounts	26,609	23,438	3,171	13.5	75,176	67,379	7,797	11.6
Card-based and other nondeposit fees	12,436	10,461	1,975	18.9	35,470	31,394	4,076	13.0
Retail commissions	15,476	14,360	1,116	7.8	46,728	46,203	525	1.1

Core fee-based revenue	65,407	57,598	7,809	13.6	189,280	172,519	16,761	9.7
Mortgage banking income	6,972	8,450	(1,478)	(17.5)	32,582	25,484	7,098	27.9
Mortgage servicing rights expense	3,966	5,617	(1,651)	(29.4)	10,330	12,418	(2,088)	(16.8)

Mortgage banking, net	3,006	2,833	173	6.1	22,252	13,066	9,186	70.3
Bank owned life insurance (“BOLI”) income	4,650	4,390	260	5.9	13,179	11,053	2,126	19.2
Other	7,758	6,911	847	12.3	20,863	18,957	1,906	10.1

Subtotal (“fee income”)	80,821	71,732	9,089	12.7	245,574	215,595	29,979	13.9
Asset sale gains, net	2,220	89	2,131	N/M	4,545	213	4,332	N/M
Investment securities gains, net	1,879	1,164	715	61.4	8,989	5,158	3,831	74.3

Total noninterest income	$84,920	$72,985	$11,935	16.4%	$259,108	$220,966	$38,142	17.3%

N/M — Not meaningful.
Trust service fees were $31.9 million, up $4.4 million (15.8%) between the comparable nine-month periods. The change was primarily the result of an improved stock market on new and retained business resulting in growth in assets under management, as well as changes to the pricing structure implemented in the fourth quarter of 2006. The market value of assets under management was $6.19 billion and $5.46 billion at September 30, 2007 and 2006, respectively.

Service charges on deposit accounts were $75.2 million, up $7.8 million (11.6%) over the comparable nine-month period last year. The increase was due to higher nonsufficient funds / overdraft fees (attributable to higher volumes, processing changes, and a moderate fee increase in fourth quarter 2006), and, to a lesser degree, an increase in account service charges.
Card-based and other nondeposit fees were $35.5 million, up $4.1 million (13.0%) over the first nine months of 2006, principally due to higher card-use volumes which increased inclearing and other card-related fees. Retail commissions were $46.7 million for the first nine months of 2007, up $0.5 million (1.1%) compared to the first nine months of 2006. Within retail commissions, insurance commissions were unchanged at $33.4 million for both nine-month periods, while the increase in brokerage and variable annuity commissions (up $2.3 million to $8.7 million on a combined basis for year-to-date 2007) were greater than the decline in fixed annuity commissions (down $1.8 million to $4.6 million for the first nine months of 2007).
Net mortgage banking income was $22.3 million for the first nine months of 2007, up $9.2 million from the comparable 2006 period. Net mortgage banking income consists of gross mortgage banking income (up $7.1 million between comparable nine-month periods) less mortgage servicing rights expense (down $2.1 million between comparable periods). Gross mortgage banking income (which includes servicing fees, the gain or loss on sales of mortgage loans to the secondary market and related fees, and the gain or loss on bulk servicing sales) was $32.6 million for the nine months of 2007, $7.1 million higher than the comparable 2006 period. Since year-end 2006, the residential mortgage portfolio serviced for others (the “servicing portfolio”) included a $0.3 billion addition from the June 2007 acquisition of First National Bank, and a $2.7 billion reduction from two bulk servicing sales. In late March 2007, the Corporation sold approximately $2.3 billion of its servicing portfolio at an $8.4 million gain, while in late September 2007 approximately $0.4 billion of the servicing portfolio was transferred at a $0.1 million gain. The Corporation periodically considers such bulk servicing sales to effectively manage earnings volatility risks. As a result, net gains on loan and servicing sales were up $9.2 million, with the first nine months of 2007 including the $8.5 million servicing sale gains, $0.5 million higher income between the periods related to the mortgage derivatives positions, and the remaining $0.2 million net increase due primarily to a higher volume of settled sales albeit at lower margins than the prior year. Additionally, servicing fees were down $2.1 million (12.4%), a function of the reduced servicing portfolio (down 14% on average from the first nine months of 2006) but aided partly by sub-servicing fees earned until transfer of the sold servicing. Secondary mortgage production was $1.15 billion for the first nine months of 2007, 15% higher than $995 million for the comparable 2006 period.
Mortgage servicing rights expense is affected by the size of the servicing portfolio, as well as changes in the estimated fair value of the mortgage servicing rights asset. Mortgage servicing rights expense for the nine months ended September 30, 2007, was down $2.1 million versus the comparable period in 2006, with $2.1 million (14.0%) lower base amortization on the mortgage servicing rights asset (in line with the lower average servicing portfolio) and no appreciable change in valuation reserve recoveries between the periods (i.e. valuation reserve recoveries of $2.74 million and $2.78 million for year-to-date 2007 and 2006, respectively). As mortgage interest rates rise, prepayment speeds are usually slower and the value of the mortgage servicing rights asset generally increases, requiring less valuation reserve. At September 30, 2007, the net mortgage servicing rights asset was $53.6 million, representing 85 bp of the $6.30 billion servicing portfolio, compared to a net mortgage servicing rights asset of $67.9 million, representing 83 bp of the $8.23 billion servicing portfolio at September 30, 2006. The valuation of the mortgage servicing rights asset is considered a critical accounting policy. See section “Critical Accounting Policies,” as well as Note 8, “Goodwill and Other Intangible Assets,” of the notes to consolidated financial statements for additional disclosure.
BOLI income was $13.2 million, up $2.1 million (19.2%) from the first nine-months of 2006, primarily due to higher average BOLI balances between the comparable periods and underlying rate increases on a net basis of the BOLI investments. Other income was $20.9 million, up $1.9 million (10.1%) over the comparable nine-month period of 2006, with small to moderate increases in various revenues (such as ATM fees, international banking, check charge and check processing revenues).
Asset sale gains were $4.5 million for the first nine months of 2007, including a $1.3 million gain on the sale of $32 million in student loans in March 2007, as well as $1.6 million in deposit premium and $0.7 million in gains on fixed assets related to the sale of $42 million in deposits of five branches sold during third quarter 2007. The Corporation is under contracts to sell approximately $180 million in deposits of 14 branches to various parties, which are expected to close during the fourth quarter of 2007, subject to regulatory approval. Net investment securities gains of $9.0 million for the first nine months of 2007 were attributable to equity security sales. For the first nine months of 2006, net investment securities gains were $5.2 million, including gains on equity securities sales of $21.0 million, partially offset by losses of $15.8 million (predominantly from the March 2006 sale of $0.7 billion of investment securities as part of the Corporation’s 2006 initiative to reduce wholesale funding).
Noninterest Expense
Noninterest expense was $394.8 million for the first nine months of 2007, up $23.0 million (6.2%) over the comparable period last year. Personnel costs were up $11.8 million (5.5%), while collectively all other noninterest expenses were up $11.1 million (7.1%), between the comparable nine-month periods. See also Table 11 for detailed trends of selected quarterly information.
TABLE 5
Noninterest Expense
($ in Thousands)

	3rd Qtr.	3rd Qtr.	Dollar	Percent	YTD	YTD	Dollar	Percent
	2007	2006	Change	Change	2007	2006	Change	Change

Personnel expense	$76,617	$71,321	$5,296	7.4%	$226,941	$215,116	$11,825	5.5%
Occupancy	11,967	10,442	1,525	14.6	34,875	32,854	2,021	6.2
Equipment	4,440	4,355	85	2.0	13,088	13,166	(78)	(0.6)
Data processing	7,991	7,668	323	4.2	23,501	23,419	82	0.4
Business development and advertising	4,830	4,142	688	16.6	14,303	12,492	1,811	14.5
Other intangible amortization	1,979	2,280	(301)	(13.2)	5,358	6,904	(1,546)	(22.4)
Stationery and supplies	1,683	1,787	(104)	(5.8)	5,164	5,345	(181)	(3.4)
Legal and professional	2,816	2,981	(165)	(5.5)	8,483	8,816	(333)	(3.8)
Postage	1.896	1,877	19	1.0	5,733	5,589	144	2.6
Other	19,790	16,833	2,957	17.6	57,343	48,116	9,227	19.2

Total noninterest expense	$134,009	$123,686	$10,323	8.3%	$394,789	$371,817	$22,972	6.2%

Personnel expense (including salary-related expenses and fringe benefit expenses) was $226.9 million for the first nine months of 2007, up $11.8 million (5.5%) over the first nine months of 2006, with $1.7 million of the increase attributable to higher expense for stock options and restricted stock grants, as granting and vesting actions by the Corporation in 2005 afforded lower expense during 2006. The remaining $10.1 million increase includes higher base salaries and commissions (up $6.5 million or 4%, including merit increases between the years), higher performance-based bonuses (up $5.7 million, as the first nine months of 2006 scaled back discretionary pay to a greater degree in response to the Corporation’s 2006 performance results), $1.3 million higher signing/retention bonuses (of which $0.7 million was related to the June 2007 acquisition), and $0.4 million of increased overtime/temporary help costs, offset partly by lower fringe benefit expenses (down $3.8 million, mostly due to the first nine months of 2006 including an unfavorable expense adjustment for increased health claims, and lower 401k/profit sharing expense given plan design changes starting in 2007). Average full-time equivalent employees were 5,120 for the first nine months of 2007, essentially unchanged from 5,125 for the comparable 2006 period, as severance plans that started in fourth quarter 2006 were effected through the first nine months of 2007 offsetting increases from the June 2007 acquisition and other new hires.
Occupancy expense of $34.9 million for the first nine months of 2007 was higher (up $2.0 million or 6.2%) than the comparable 2006 period, due to increased operating costs such as rent, maintenance and insurance. Equipment and data processing expenses were essentially unchanged year over year. Business development and advertising of $14.3 million was up $1.8 million (14.5%), postage was up (2.6%), and stationery and supplies were down (3.4%), due to seasonal spending differences, normal inflationary cost increases, and greater marketing for business generation. Intangible amortization expense decreased $1.5 million (22.4%), attributable to the full amortization of certain intangible assets during 2006. Legal and professional expense of $8.5 million decreased modestly, down $0.3 million (3.8%). Other expense increased $9.2 million (19.2%) over the comparable period last year, across various categories, but largely due to $4.4 million higher third party deposit network service costs, $2.4 million higher foreclosure-related and loan collection costs, and $0.3 million increased employee training.
Income Taxes

Income tax expense for the first nine months of 2007 was $103.9 million compared to $98.5 million for the comparable period of 2006. The effective tax rate (income tax expense divided by income before taxes) was 32.0% and 28.9% for the first nine months of 2007 and 2006, respectively. The effective tax rate for the first nine months of 2006 benefited from the resolution of certain multi-jurisdictional tax issues for certain years and changes in exposure of uncertain tax positions, both resulting in the reduction of tax liabilities and income tax expense.
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
Balance Sheet
At September 30, 2007, total assets were $20.9 billion, minimally changed from December 31, 2006. The change in assets was comprised primarily of a $0.3 billion decrease in loans held for sale, given the January 2007 sale of $0.3 billion of residential mortgage loans (which were transferred into loans held for sale in December 2006), net of a $0.3 million increase in loans, largely due to the acquisition of First National Bank in June 2007. As a percentage of total assets, loans were 72.5% (compared to 71.3% at year-end 2006), and investment securities available for sale were 16.8% (compared to 16.5% at year-end 2006).
Total loans at September 30, 2007, were $15.2 billion, an increase of $0.3 billion (2%) over December 31, 2006, largely attributable to the First National Bank acquisition, which added $0.3 billion in loans at consummation. Commercial loans grew $0.3 billion to represent 65% of total loans, compared to 64% of total loans at December 31, 2006, while residential mortgage loans and retail loans were minimally changed since December 31, 2006. Investment securities available for sale increased $85 million since year-end 2006 to $3.5 billion at September 30, 2007, with $39 million attributable to the June 2007 acquisition.
As a percentage of total assets at September 30, 2007, total deposits, wholesale funding and stockholders’ equity were 68%, 21%, and 11%, respectively. Comparably, at year-end 2006, total deposits, wholesale funding and stockholders’ equity represented 69%, 20%, and 11%, respectively, of total assets. At September 30, 2007, total deposits were $14.2 billion, which included $0.3 billion acquired with First National Bank in June 2007. Since December 31, 2006, total deposits declined by $0.2 billion, primarily in personal deposits and municipal deposit balances. With the decline in deposits, wholesale funding (including both short-term borrowings and long-term funding) was up $0.2 billion since year-end 2006, primarily in short-term borrowings.

TABLE 6
Period End Loan Composition
($ in Thousands)

	September 30, 2007		June 30, 2007		March 31, 2007		December 31, 2006		September 30, 2006

		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Commercial, financial, and agricultural	$3,935,976	26%	$3,958,911	26%	$3,788,800	25%	$3,677,573	24%	$3,549,216	23%
Commercial real estate	3,656,937	24	3,703,464	24	3,723,289	25	3,789,480	25	3,755,037	25
Real estate construction	2,215,264	14	2,137,276	14	2,084,883	14	2,047,124	14	2,186,810	14
Lease financing	95,644	1	88,967	1	89,524	1	81,814	1	79,234	1

Commercial	9,903,821	65	9,888,618	65	9,686,496	65	9,595,991	64	9,570,297	63
Home equity (a)	2,230,640	15	2,144,357	14	2,042,284	14	2,164,758	15	2,166,312	14
Installment	866,185	6	865,474	6	869,719	6	915,747	6	940,139	6

Retail	3,096,825	21	3,009,831	20	2,912,003	20	3,080,505	21	3,106,451	20
Residential mortgage	2,174,112	14	2,255,783	15	2,257,504	15	2,205,030	15	2,607,860	17

Total loans	$15,174,758	100%	$15,154,232	100%	$14,856,003	100%	$14,881,526	100%	$15,284,608	100%

(a)	Home equity includes home equity lines and residential mortgage junior liens.
TABLE 7
Period End Deposit Composition
($ in Thousands)

	September 30, 2007		June 30, 2007		March 31, 2007		December 31, 2006		September 30, 2006

		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Noninterest-bearing demand	$2,407,026	17%	$2,466,130	18%	$2,425,248	17%	$2,756,222	19%	$2,534,686	18%
Savings	919,891	6	966,673	7	903,738	6	890,380	6	959,650	7
Interest-bearing demand	1,881,235	13	1,900,227	14	1,805,658	13	1,875,879	13	1,712,833	12
Money market	3,770,487	27	3,564,539	25	3,880,744	28	3,822,928	27	3,959,719	28
Brokered CDs	800,422	6	751,900	5	650,084	5	637,575	5	630,637	4
Other time	4,379,308	31	4,428,149	31	4,315,495	31	4,333,087	30	4,411,020	31

Total deposits	$14,158,369	100%	$14,077,618	100%	$13,980,967	100%	$14,316,071	100%	$14,208,545	100%

Total deposits, excluding Brokered CDs	$13,357,947	94%	$13,325,718	95%	$13,330,883	95%	$13,678,496	95%	$13,577,908	96%
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
As of September 30, 2007, the allowance for loan losses was $200.6 million compared to $203.4 million at September 30, 2006, and $203.5 million at December 31, 2006. The allowance for loan losses since December 31, 2006 increased by $19.0 million of provision for loan losses and $3.0 million from the June 2007 acquisition, and decreased by $24.9 million in net charge offs. At September 30, 2007, the allowance for loan losses to total loans was 1.32% and covered 133% of nonperforming loans, compared to 1.33% and 158%, respectively, at September 30, 2006, and 1.37% and 143%, respectively, at December 31, 2006. With an increase in nonperforming loans that began primarily in late third quarter 2006, the allowance for loan losses increased as a percentage of loans and remained at a slightly higher level than at September 30, 2006. With the 16% decline in nonperforming loans between June 30 and September 30, 2007, coupled with the results of management’s estimate of the amount adequate for probable credit losses in the loan portfolio, the allowance for loan losses to total loans at September 30, 2007, returned to a level similar to September 30, 2006. Tables 8 and 9 provide additional information regarding activity in the allowance for loan losses and nonperforming assets and section “Nonperforming Loans and Other Real Estate Owned” provides additional discussion.
Gross charge offs were $30.1 million for the nine months ended September 30, 2007, which included a $6 million fully charged off loan related to an individual commercial credit. This compares to gross charge offs of $19.9 million for the comparable period ended September 30, 2006, and $30.5 million for the full 2006 year. Recoveries for the corresponding periods were $5.2 million, $8.0 million, and $11.5 million, respectively. The ratio of net charge offs to average loans on an annualized basis was 0.22%, 0.10%, and 0.12% for the nine-month periods ended September 30, 2007 and September 30, 2006, and for the full year 2006, respectively.
The allowance for loan losses represents management’s estimate of an amount adequate to provide for probable credit losses in the loan portfolio at the balance sheet date. In general, the change in the allowance for loan losses is a function of a number of factors, including but not limited to changes in the loan portfolio (see Table 6), net charge offs and nonperforming loans (see Tables 8 and 9). To assess the adequacy of the allowance for loan losses, an allocation methodology is applied by the Corporation. The allocation methodology focuses on evaluation of facts and issues related to specific loans, changes in the size and character of the loan portfolio, changes in levels of impaired or other nonperforming loans, historical losses and delinquencies on each portfolio category, concentrations of loans to specific borrowers or industries, the risk inherent in specific loans, existing economic conditions, the fair value of the underlying collateral, and other qualitative and quantitative factors. Assessing these numerous factors involves significant judgment. Thus, management considers the allowance for loan losses a critical accounting policy (see section “Critical Accounting Policies”).
The allocation methodology used was comparable for September 30, 2007 and December 31, 2006, whereby the Corporation segregated its loss factors allocations, used for both criticized (defined as specific loans warranting either specific allocation or a criticized status of watch, special mention, substandard, doubtful, or loss) and non-criticized loan categories, into a component primarily based on historical loss rates and a component primarily based on other qualitative factors that may affect loan collectibility. Factors applied are reviewed periodically and adjusted to reflect changes in trends or other risks. Total loans at September 30, 2007, were $15.2 billion, up $0.3 billion from December 31, 2006 (primarily attributable to the June 2007 acquisition), and down $0.1 billion from September 30, 2006 (see Table 6). Nonperforming loans were $151 million or 0.99% of total loans at September 30, 2007, up from 0.84% of loans a year ago, and up from 0.96% of loans at year-end 2006, largely as a result of the softer real estate markets and longer resolution periods. Nonperforming loans decreased between June 30 and September 30, 2007, by $29 million or 16%. Criticized loans, exclusive of watch status loans, increased 10% since September 30, 2006, increased 8% since year-end 2006, but decreased 4% since June 30, 2007. The allowance for loan losses to loans was 1.32%, 1.33% and 1.37% at September 30, 2007, September 30, 2006, and December 31, 2006, respectively.
Management believes the allowance for loan losses to be adequate at September 30, 2007.
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

TABLE 8
Allowance for Loan Losses
($ in Thousands)

	At and for the nine months		At and for the year
	ended September 30,		ended December 31,
	2007	2006	2006

Allowance for Loan Losses:
Balance at beginning of period	$203,481	$203,404	$203,404
Balance related to acquisition	2,991	—	—
Provision for loan losses	19,008	11,988	19,056
Charge offs	(30,093)	(19,933)	(30,507)
Recoveries	5,173	7,983	11,528

Net charge offs	(24,920)	(11,950)	(18,979)

Balance at end of period	$200,560	$203,442	$203,481

Ratios:
Allowance for loan losses to year-to-date net charge offs (annualized)	6.0x	12.7x	10.7x
Year-to-date net charge offs to average loans (annualized)	0.22%	0.10%	0.12%
Allowance for loan losses to total loans	1.32	1.33	1.37
TABLE 9
Nonperforming Assets
($ in Thousands)

	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006

Nonperforming Assets:
Nonaccrual loans: (1)
Commercial	$102,754	$130,410	$112,240	$108,129	$91,877
Residential mortgage	29,030	29,549	24,940	19,290	23,167
Retail	10,725	11,344	9,684	9,315	8,699

Total nonaccrual loans	142,509	171,303	146,864	136,734	$123,743
Accruing loans past due 90 days or more: (1)
Commercial	2,069	3,085	495	1,631	60
Residential mortgage	—	—	—	—	—
Retail	6,094	5,361	5,636	4,094	4,766

Total accruing loans past due 90 days or more	8,163	8,446	6,131	5,725	4,826
Restructured loans (commercial) (1)	—	—	25	26	28

Total nonperforming loans	150,672	179,749	153,020	142,485	128,597
Other real estate owned	20,866	19,237	16,439	14,417	13,866

Total nonperforming assets	$171,538	$198,986	$169,459	$156,902	$142,463

Nonperforming Loans by Loan Type:
Commercial	$104,823	$133,495	$112,760	$109,786	$91,965
Residential mortgage	29,030	29,549	24,940	19,290	23,167
Retail	16,819	16,705	15,320	13,409	13,465

Total nonperforming loans	$150,672	$179,749	$153,020	$142,485	$128,597

Ratios:
Allowance for loan losses to quarter net charge offs (annualized)	3.4x	9.9x	9.9x	7.3x	13.5x
Quarter net charge offs to average loans (annualized)	0.38%	0.14%	0.14%	0.18%	0.10%
Allowance for loan losses to total loans	1.32	1.36	1.37	1.37	1.33
Nonperforming loans to total loans	0.99	1.19	1.03	0.96	0.84
Nonperforming assets to total assets	0.82	0.95	0.83	0.75	0.68
Allowance for loan losses to nonperforming loans	133%	115%	133%	143%	158%

(1)	Commercial includes commercial, financial, and agricultural, real estate construction, commercial real estate, and lease financing; residential mortgage includes residential mortgage first liens; and retail includes home equity lines, residential mortgage junior liens, and installment loans (such as educational and other consumer loans).

Nonperforming Loans and Other Real Estate Owned
Management is committed to an aggressive nonaccrual and problem loan identification philosophy. This philosophy is implemented through the ongoing monitoring and review of all pools of risk in the loan portfolio to ensure that problem loans are identified quickly and the risk of loss is minimized.
Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, loans 90 days or more past due but still accruing, and restructured loans. The Corporation specifically excludes from its definition of nonperforming loans student loan balances that are 90 days or more past due and still accruing and that have contractual government guarantees as to collection of principal and interest. The Corporation had approximately $12.8 million, $14.1 million, and $15.3 million of nonperforming student loans at September 30, 2007, September 30, 2006, and December 31, 2006. Table 9 provides detailed information regarding nonperforming assets, which include nonperforming loans and other real estate owned.
Nonaccrual loans account for the majority of the increase in nonperforming loans between both the comparable and year-end periods. When comparing September 30, 2007, to September 30, 2006, nonaccrual loans increased $19 million (driven primarily by higher commercial and residential mortgage nonaccrual loans) and accruing loans past due 90 or more days increased $3 million since September 30, 2006, while since December 31, 2006, both nonaccrual loans and accruing loans past due 90 or more days increased, by $6 million and $2 million, respectively. Credit quality between the comparable September periods was impacted primarily by deterioration in certain commercial real estate credits, given the softer real estate markets and longer resolution periods, which began primarily in late third quarter 2006 and progressed through the second quarter of 2007. As a result of workout efforts throughout 2007, progress was realized (via loan paydowns, payoffs, charge offs, foreclosures, or other resolutions) on several problem commercial credits, resulting in a $29 million (21%) decrease in commercial nonperforming loans between June 30 and September 30, 2007. The general increase in residential mortgage and retail nonperforming loans combined (as well as to residential real estate owned discussed below) between both the comparable September periods and since year-end 2006 was primarily attributable to the impact on consumers of rising interest rates, the weakening housing market, and the overall economy.
Other real estate owned was $20.9 million at September 30, 2007 (including $7.4 million of bank premises no longer used for banking and reclassified into other real estate owned, i.e., “bank properties,” $5.5 million of commercial and $8.0 million of residential), compared to $13.9 million at September 30, 2006 (including $6.5 million of bank properties, $2.6 million of commercial and $4.8 million of residential), and $14.4 million at year-end 2006 (including $5.6 million of bank properties, $2.4 million of commercial and $6.4 million of residential). The $7.0 million increase in other real estate owned from September 30, 2006 to September 30, 2007 was attributable to a $3.2 million increase in residential real estate owned, a $2.9 million increase to commercial real estate owned, and a $0.9 million increase in bank properties.
Potential problem loans are certain loans bearing criticized loan risk ratings by management but that are not in nonperforming status; however, there are circumstances present to create doubt as to the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that the Corporation expects losses to occur but that management recognizes a higher degree of risk associated with these loans. The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the level of the allowance for loan losses. The loans that have been reported as potential problem loans are all commercial loans covering a diverse range of businesses and are not concentrated in a particular industry. At September 30, 2007, potential problem loans totaled $416 million, compared to $402 million at September 30, 2006, and $405 million at December 31, 2006. The increase in potential problem loans is primarily attributable to deterioration of certain commercial real estate loans, as well as continued concerns of the softer real estate markets on our customers and underlying collateral values.
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
At September 30, 2007, the Corporation was in compliance with its internal liquidity objectives.
The Corporation also has multiple funding sources that could be used to increase liquidity and provide additional financial flexibility. The Parent Company has available a $100 million revolving credit facility with established lines of credit from nonaffiliated banks, of which $100 million was available at September 30, 2007. In addition, under the Parent Company’s $200 million commercial paper program, $80 million of commercial paper was outstanding and $120 million of commercial paper was available at September 30, 2007.
In May 2002, the Parent Company filed a “shelf” registration statement under which the Parent Company may offer up to $300 million of trust preferred securities. In May 2002, $175 million of trust preferred securities were issued, bearing a 7.625% fixed coupon rate. At September 30, 2007, $125 million was available under the trust preferred shelf. In May 2001, the Parent Company filed a “shelf” registration statement whereby the Parent Company may offer up to $500 million of any combination of the following securities, either separately or in units: debt securities, preferred stock, depositary shares, common stock, and warrants. In August 2001, the Parent Company issued $200 million in a subordinated note offering, bearing a 6.75% fixed coupon rate and 10-year maturity. At September 30, 2007, $300 million was available under the shelf registration. The Corporation may consider issuing debt under the May 2001 “shelf” registration to meet any future funding needs.
A bank note program associated with Associated Bank, National Association, (the “Bank”) was established during 2000. Under this program, short-term and long-term debt may be issued. As of September 30, 2007, $400 million of long-term bank notes were outstanding and $225 million was available under the 2000 bank note program. A new bank note program was instituted during 2005, of which $2 billion was available at September 30, 2007. The 2005 bank note program will be utilized upon completion of the 2000 bank note program. The Bank has also established federal funds lines with major banks and has the ability to borrow from the Federal Home Loan Bank ($1.3 billion was outstanding at September 30, 2007). The Bank also issues institutional certificates of deposit, from time to time offers brokered certificates of deposit, and accepts Eurodollar deposits.
Investment securities are an important tool to the Corporation’s liquidity objective. As of September 30, 2007, all investment securities are classified as available for sale and are reported at fair value on the consolidated balance sheet. Of the $3.5 billion investment portfolio at September 30, 2007, $2.1 billion was pledged to secure certain deposits or for other purposes as required or permitted by law, and $185 million of FHLB and Federal Reserve stock combined is “restricted” in nature and less liquid than other tradable equity securities. The majority of the remaining securities could be pledged or sold to enhance liquidity, if necessary.
The FHLB of Chicago announced in October 2007 that it was under a consensual cease and desist order with its regulator, which among other things, restricts various future activities of the FHLB of Chicago. Such restrictions may limit or stop the FHLB from paying dividends or redeeming stock without prior approval, or may limit our ability to obtain additional borrowings from the FHLB in the future.

For the nine months ended September 30, 2007, net cash provided by operating and investing activities was $0.2 billion and $0.2 billion, respectively, while financing activities used net cash of $0.5 billion, for a net decrease in cash and cash equivalents of $0.1 billion since year-end 2006. Generally, during the first nine months of 2007, assets were relatively unchanged at $20.9 billion (up 0.4%) since year-end 2006. Wholesale funding and sales of other assets (primarily proceeds from the sales of $0.3 billion of residential mortgage loans, $32 million of student loans, and $16 million of mortgage servicing rights) were predominantly used to replenish the net decrease in deposits, finance the First National Bank acquisition, provide for common stock repurchases, and to pay cash dividends to the Corporation’s stockholders.
For the nine months ended September 30, 2006, net cash provided by operating and investing activities was $0.2 billion and $1.1 billion, respectively, while financing activities used net cash of $1.4 billion, for a net decrease in cash and cash equivalents of $62.5 million since year-end 2005. Generally, during the first nine months of 2006, net assets declined $1.2 billion (5.3%) since year-end 2005 given the 2006 initiative to reduce wholesale funding. Investment proceeds from sales and maturities were used to reduce wholesale funding, as well as to provide for common stock repurchases and the payment of cash dividends to the Corporation’s stockholders.
Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments primarily include commitments to extend credit, commitments to originate residential mortgage loans held for sale, commercial letters of credit, standby letters of credit, forward commitments to sell residential mortgage loans, and interest rate swaps. A discussion of the Corporation’s derivative instruments at September 30, 2007, is included in Note 12, “Derivative and Hedging Activities,” of the notes to consolidated financial statements and a discussion of the Corporation’s commitments is included in Note 13, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements.
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
Capital
Stockholders’ equity at September 30, 2007 was $2.3 billion, up $46 million (2.0%) from December 31, 2006. The change in stockholders’ equity between the two periods was primarily composed of the retention of earnings, the issuance of common stock in connection with the First National Bank acquisition and the exercise of stock options, partially offset by decreases to stockholders’ equity from the payment of cash dividends and the purchase of common stock. At September 30, 2007, stockholders’ equity also included $12.0 million of accumulated other comprehensive loss compared to $16.5 million of accumulated other comprehensive loss at December 31, 2006. The improvement in accumulated other comprehensive loss since December 31, 2006, resulted primarily from the change in the unrealized gain/loss position, net of the tax effect, on securities available for sale (i.e., from net unrealized losses of $1.4 million at December 31, 2006, to net unrealized gains of $2.4 million at September 30, 2007), as well as a $0.6 million improvement in accumulated other comprehensive loss due to after-tax changes in the funded status of the Corporation’s defined benefit pension and postretirement obligations and a $0.1 million unrealized gain on a cash flow hedge, net of the tax effect. Stockholders’ equity to assets was 10.94% and 10.76% at September 30, 2007 and December 31, 2006, respectively.
Cash dividends of $0.91 per share were paid in the first nine months of 2007, compared to $0.85 per share in the first nine months of 2006, an increase of 7%.
The Board of Directors has authorized management to repurchase shares of the Corporation’s common stock to be made available for reissuance in connection with the Corporation’s employee incentive plans and for other corporate purposes. For the Corporation’s employee incentive plans, the Board of Directors authorized the repurchase of up to 2.0 million shares per quarter. During the first nine months of 2007, no shares were repurchased under this authorization, while 6,480 shares were repurchased for $0.2 million during 2006.
Under various actions, the Board of Directors authorized the repurchase of shares, not to exceed specified amounts of the Corporation’s outstanding shares per authorization (“block authorizations”). During the first nine months of 2007, under the block authorizations, the Corporation repurchased (and cancelled) 4.0 million shares of its outstanding common stock for approximately $134 million (or $33.47 on average per share) under two accelerated share repurchase agreements. In addition, the Corporation settled three previously announced accelerated share repurchase agreements in shares. At September 30, 2007, approximately 3.9 million shares remain authorized to repurchase under the block authorizations. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities.
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
TABLE 10
Capital Ratios
(In Thousands, except per share data)

	At or For the Quarter Ended
	Sept. 30, 2007	June 30, 2007	March 31, 2007	Dec. 31, 2006	Sept. 30, 2006

Total stockholders’ equity	$2,291,182	$2,228,911	$2,236,134	$2,245,493	$2,270,380
Tier 1 capital	1,536,199	1,498,684	1,535,278	1,546,037	1,558,462
Total capital	1,859,718	1,868,546	1,904,518	1,955,035	1,968,221
Market capitalization	3,764,047	4,149,957	4,283,899	4,490,695	4,232,020

Book value per common share	$18.04	$17.56	$17.54	$17.44	$17.44
Cash dividend per common share	0.31	0.31	0.29	0.29	0.29
Stock price at end of period	29.63	32.70	33.60	34.88	32.50
Low closing price for the period	26.86	32.14	33.16	32.13	30.27
High closing price for the period	33.05	33.49	35.43	35.13	32.58

Total equity / assets	10.94%	10.69%	10.90%	10.76%	10.85%
Tier 1 leverage ratio	7.77	7.63	7.86	7.82	7.77
Tier 1 risk-based capital ratio	9.15	8.98	9.36	9.42	9.44
Total risk-based capital ratio	11.08	11.19	11.61	11.92	11.92

Shares outstanding (period end)	127,035	126,910	127,497	128,747	130,216
Basic shares outstanding (average)	126,958	127,606	127,988	129,202	131,520
Diluted shares outstanding (average)	127,847	128,750	129,299	130,366	132,591

Other:
Shares repurchased under all authorizations during the period, including settlements	11	2,000	1,909	1,957	2,000
Average per share cost of shares repurchased during the period	$—	$32.81	$35.74	$33.11	$31.43
Shares remaining to be repurchased under outstanding block authorizations at the end of the period	3,855	3,865	5,865	1,375	3,332
Comparable Third Quarter Results
Net income for the third quarter of 2007 was $71.7 million, down $5.1 million (6.7%) from the third quarter of 2006. Return on average equity was 12.69% for third quarter 2007 versus 13.36% for third quarter 2006, while return on average assets was 1.38% compared to 1.46% for third quarter 2006. Tables 1 through 11 present selected comparable quarter data.

Net interest income of $163.1 million for the third quarter of 2007, was down $5.1 million (3.1%) versus third quarter 2006, while taxable equivalent net interest income was $169.9 million, $4.8 million (2.7%) lower than the third quarter of 2006. The decrease in taxable equivalent net interest income was attributable to both unfavorable rate variances (reducing taxable equivalent net interest income by $2.8 million) and volume variances (reducing taxable equivalent net interest income by $2.0 million). See Tables 2 and 3.
Changes in the average balance sheet between the comparable third quarter periods include reductions in investments and wholesale funding, principally due to the Corporation’s 2006 wholesale funding reduction strategy (executed between fourth quarter 2005 and third quarter 2006) and, to a lesser extent, the January 2007 sale of $0.3 billion of lower-yielding residential mortgages and the June 2007 acquisition of Hudson, adding $0.3 billion of both loans and deposits. As a result, average earning assets of $18.7 billion in the third quarter of 2007 decreased $0.3 billion from the third quarter of 2006, with average loans down $0.2 billion (1%) and investments down $0.1 billion (2%). Average interest-bearing liabilities of $15.9 billion were down $0.1 billion from third quarter 2006, with average wholesale funding down $0.2 billion (5%) while average interest-bearing deposits were up $0.1 billion (1%). Noninterest-bearing demand deposits decreased, on average, $65 million (3%) from the third quarter of 2006.
The net interest margin of 3.62% was down 1 bp from 3.63% for the third quarter of 2006, the net result of a 2 bp decrease in the interest rate spread (i.e., an 18 bp increase in the average cost of interest-bearing liabilities offset by a 16 bp increase in the earning asset yield) and a 1 bp higher contribution from net free funds. With a 50 bp decrease by the Federal Reserve in mid-September 2007, the average Federal funds rate for third quarter 2007 was 7 bp lower than for third quarter 2006. On the asset side, loans yielded 7.44% in the third quarter of 2007, up 15 bp compared to third quarter 2006, aided by the January 2007 sale of $0.3 billion of lower-yielding residential mortgage loans, while investments yielded 5.39%, up 23 bp, assisted by the sale of lower-yielding investment securities throughout 2006. On the funding side, average interest-bearing deposits cost 3.59% for third quarter 2007, up 15 bp versus the same quarter in 2006, while wholesale funding cost 5.16%, up 33 bp, impacted by the maturing of lower-costing debt which renewed or repriced at higher rates.
The provision for loan losses was $8.7 million for the third quarter of 2007 versus $3.8 million for the third quarter of 2006. Annualized net charge offs represented 0.38% of average loans for the third quarter of 2007 and 0.10% of average loans for the third quarter of 2006. The allowance for loan losses to loans at September 30, 2007 was 1.32% compared to 1.33% at September 30, 2006. Total nonperforming loans grew 17% to $151 million (0.99% of total loans) versus $129 million at September 30, 2006 (0.84% of total loans), largely as a result of the softer real estate markets and longer resolution periods. See Tables 8 and 9, as well as discussion under sections “Provision for Loan Losses,” “Allowance for Loan Losses,” and “Nonperforming Loans and Other Real Estate Owned.”
Noninterest income was $84.9 million for the third quarter of 2007, up $11.9 million (16.4%) over the third quarter of 2006 (see also Table 4). Core fee-based revenue was $65.4 million, up $7.8 million or 13.6% over the third quarter of 2006 with solid growth in trust service fees (up 16.6%), service charges on deposit accounts (up 13.5%), card-based and other nondeposit fees (up 18.9%), and retail commissions (up 7.8%). Net mortgage banking income was up $0.2 million, with $1.7 million lower mortgage servicing rights expense and a $1.5 million decrease in gross mortgage banking income. The $1.7 million decrease in mortgage servicing rights expense was attributable to $0.7 million lower valuation allowance (i.e., a $0.1 million valuation recovery in third quarter 2007 versus a $0.6 million addition to the valuation allowance for third quarter 2006) and $1.0 million lower base amortization, commensurate with the decline in the average servicing portfolio. The $1.5 million decrease in gross mortgage banking income was primarily attributable to $1.1 million lower servicing fee income, also in line with the decrease in the average servicing portfolio between the quarters. BOLI income increased $0.3 million, primarily attributable to higher average BOLI balances between the comparable third quarter periods. Other income increased $0.8 million, with small increases in various revenues. Net investment securities gains for both third quarter periods were attributable to equity security sales, and asset sale gains for third quarter 2007 included $1.6 million in deposit premium and $0.7 million in gains on fixed assets related to the sale of $42 million in deposits of five branches.
Noninterest expense for the third quarter of 2007 was $134.0 million, up $10.3 million (8.3%) over the third quarter of 2006 (see also Table 5). Personnel costs were up $5.3 million (7.4%), with $0.5 million of the increase attributable to higher expense for stock options and restricted stock grants, as granting and vesting actions in 2005 afforded lower expense during 2006. The remaining $4.8 million increase in personnel included, among other things, higher base salaries and commissions (up $3.5 million or 7%, including merit increases between the years and a 2% increase in average full-time equivalent employees between the third quarter periods), higher performance-based bonuses (up $1.1 million, as third quarter 2006 scaled back discretionary pay to a greater degree in response to the Corporation’s 2006 performance results), $0.5 million higher signing/retention bonuses (of which, $0.2 million was related to the June 2007 acquisition), and $0.7 million of higher overtime/temporary help costs, offset by $1.0 million lower fringe benefit expenses (primarily due to lower 401k expenses given plan design changes starting in 2007). Collectively all other noninterest expenses were up $5.0 million (9.6%), across various categories, with occupancy up $1.5 million (mostly rent, repairs and maintenance), business development and advertising up $0.7 million (mostly business generation marketing), $1.1 million higher third party deposit network service costs, and $0.8 million higher foreclosure-related and loan collection costs. Income tax expense was $33.5 million (31.8% effective tax rate) for the third quarter of 2007, compared to $36.8 million for the third quarter a year ago (32.4% effective tax rate).
TABLE 11
Selected Quarterly Information
($ in Thousands)

	For the Quarter Ended
	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006

Summary of Operations:
Net interest income	$163,073	$157,475	$159,046	$166,064	$168,217
Provision for loan losses	8,733	5,193	5,082	7,068	3,837
Noninterest income
Trust service fees	10,886	10,711	10,309	9,941	9,339
Service charges on deposit accounts	26,609	25,545	23,022	24,214	23,438
Card-based and other nondeposit fees	12,436	11,711	11,323	11,267	10,461
Retail commissions	15,476	15,773	15,479	15,053	14,360

Core fee-based revenue	65,407	63,740	60,133	60,475	57,598
Mortgage banking, net	3,006	9,696	9,550	1,735	2,833
Bank owned life insurance income	4,650	4,365	4,164	5,102	4,390
Asset sale gains, net	2,220	442	1,883	91	89
Investment securities gains (losses), net	1,879	6,075	1,035	(436)	1,164
Other	7,758	7,170	5,935	7,568	6,911

Total noninterest income	84,920	91,488	82,700	74,535	72,985
Noninterest expense
Personnel expense	76,617	76,277	74,047	68,315	71,321
Occupancy	11,967	11,321	11,587	10,971	10,442
Equipment	4,440	4,254	4,394	4,300	4,355
Data processing	7,991	7,832	7,678	8,033	7,668
Business development and advertising	4,830	5,068	4,405	4,365	4,142
Other intangible amortization	1,979	1,718	1,661	1,999	2,280
Other	26,185	26,174	24,364	26,415	23,478

Total noninterest expense	134,009	132,644	128,136	124,398	123,686
Income tax expense	33,510	35,301	35,133	34,632	36,791

Net income	$71,741	$75,825	$73,395	$74,501	$76,888

Taxable equivalent net interest income	$169,929	$164,199	$165,606	$172,632	$174,712
Net interest margin	3.62%	3.53%	3.62%	3.64%	3.63%
Effective tax rate	31.84%	31.77%	32.37%	31.73%	32.36%

Average Balances:
Assets	$20,678,498	$20,558,803	$20,373,075	$20,635,203	$20,891,001
Earning assets	18,685,978	18,605,024	18,433,986	18,713,784	18,968,584
Interest-bearing liabilities	15,941,683	15,834,843	15,674,645	15,765,774	16,070,975
Loans	15,183,444	15,082,850	14,958,148	15,233,207	15,404,223
Deposits	13,940,970	13,702,872	13,557,958	13,748,444	13,884,404
Wholesale funding	4,386,354	4,482,437	4,462,713	4,547,042	4,636,853
Stockholders’ equity	2,242,665	2,253,872	2,228,909	2,240,143	2,283,933

Sequential Quarter Results
Net income of $71.7 million for the third quarter of 2007 was $4.1 million lower than the second quarter of 2007 net income of $75.8 million. Return on average equity was 12.69% and return on average assets was 1.38%, compared to 13.49% and 1.48%, respectively, for the second quarter of 2007. Tables 1, 6, 7, 9, 10, and 11 present selected sequential quarter data.
Net interest income of $163.1 million for the third quarter of 2007 was up $5.6 million (3.6%) versus the second quarter of 2007, while taxable equivalent net interest income for the third quarter of 2007 was $169.9 million, $5.7 million (3.5%) higher than the second quarter of 2007. The increase in taxable equivalent net interest income was attributable to favorable changes in rate variances (contributing $3.6 million to the increase, as loan yields improved with the resolution of nonaccrual loans and the recent fall in rates aided funding costs), volume variances (adding $1.3 million, including the June 2007 acquisition for the full quarter), and the day variance between the quarters (adding $0.8 million). Average earning assets increased $0.1 billion over the second quarter of 2007, attributable to loan growth. Average interest-bearing deposits and noninterest-bearing demand deposits were up ($0.2 billion and $35 million, respectively), affording a $0.1 billion decline in higher costing wholesale funds.
The net interest margin between the sequential quarters was up 9 bp, to 3.62% in the third quarter of 2007, comprised of 10 bp higher interest rate spread (the net result of a 6 bp increase in the earning asset yield and a 4 bp decrease in the rate on interest-bearing liabilities) and 1 bp lower contribution from net free funds. With a 50 bp decrease by the Federal Reserve in mid-September 2007, the average Federal funds rate was 5.18%, 7 bp lower than the second quarter 2007. On the asset side, the yield on average investments was up 10 bp (to 5.39%) over second quarter, aided by reinvestment during the third quarter in higher-yielding securities, and the yield on average loans increased 6 bp (to 7.44%), benefiting from higher recoveries of nonaccrual interest in the third quarter. On the funding side, average wholesale funding costs were 5.16% for third quarter 2007, down 7 bp versus second quarter 2007 (particularly short-term borrowings which benefited from the September 2007 drop in the Federal funds rate) and interest-bearing deposits were down 1 bp (to 3.59%). As a percentage of total interest-bearing liabilities, average wholesale funds declined from 28.3% in second quarter 2007 to 27.5% in third quarter 2007, while interest-bearing deposits realized a corresponding increase (from 71.7% to 72.5%). As rates on interest-bearing deposits are lower than the cost of wholesale funds, this change in mix contributed to the 4 bp decrease in the rate on interest-bearing liabilities.
Provision for loan losses was $8.7 million in the third quarter of 2007 versus $5.2 million in the previous quarter. Net charge offs were $14.7 million and $5.2 million for the third and second quarters of 2007, respectively. Annualized net charge offs represented 0.38% of average loans for the third quarter of 2007 compared to 0.14% of average loans for the second quarter of 2007. The allowance for loan losses to loans at September 30, 2007 was 1.32% compared to 1.36% at June 30, 2007. Total nonperforming loans of $151 million (representing 0.99% of total loans) at September 30, 2007 were down $29 million, or 16%, from $180 million (1.19% of total loans) at June 30, 2007, largely as a result of commercial loan resolutions. See Tables 8 and 9, as well as discussion under sections “Allowance for Loan Losses” and “Nonperforming Loans and Other Real Estate Owned.”
Noninterest income decreased $6.6 million (7.2%) between sequential quarters to $84.9 million, largely the result of $6.7 million lower net mortgage banking income and $2.4 million lower investment and asset sale gains, partially offset by $2.5 million growth in all other noninterest income categories combined. Core fee-based revenue was $65.4 million, up $1.7 million or 2.6% over second quarter 2007, with solid growth in service charges on deposit accounts (up $1.1 million or 4.2%), card-based and other nondeposit fees (up 6.2%), and trust service fees (up 1.6%), while retail commissions declined (down 1.9%). Net mortgage banking income was lower than second quarter 2007 by $6.7 million, with $3.7 million of the decrease attributable to lower valuation reserve recoveries (i.e. a $0.1 million recovery in third quarter versus a $3.8 million recovery in second quarter), and the remaining $3.0 million decline primarily due to lower gains and other fees, commensurate with a 23% decline in secondary mortgage loan production between the sequential quarters. Net gains on asset and investment sales combined were $4.1 million for third quarter 2007 (including $1.6 million in deposit premium and $0.7 million in gains on fixed assets related to the sale of $42 million in deposits of five branches sold during third quarter 2007, as well as a $1.9 million gain from the sale of equity securities) compared to net gains on asset and investment sales combined of $6.5 million for second quarter 2007 (including a $6.1 million gain on the sale of equity securities).
On a sequential quarter basis, noninterest expense increased $1.4 million (1.0%) to $134.0 million for the third quarter of 2007. Personnel expense of $76.6 million was $0.3 million (0.4%) higher than second quarter 2007, with increases primarily in base salaries and commissions (impacted by a 2.6% increase in average full-time equivalent employees, including the full quarter inclusion of the June 2007 acquisition), nearly offset by lower performance-based bonuses between the sequential quarters. All other noninterest expense categories combined totaled $57.4 million, up $1.0 million (1.8%) from the second quarter of 2007, including the full quarter inclusion of the June 2007 acquisition. Income tax expense was $33.5 million for the third quarter of 2007 versus $35.3 million for the second quarter of 2007. The effective tax rate was level at 31.8% for both the third and second quarters of 2007.
Future Accounting Pronouncements
Note 3, “New Accounting Pronouncements,” of the notes to consolidated financial statements discusses new accounting policies adopted by the Corporation. The expected impact of accounting pronouncements recently issued or proposed but not yet required to be adopted are discussed below. To the extent the adoption of new accounting standards materially affects the Corporation’s financial condition, results of operations, or liquidity, the impacts are discussed in the applicable sections of this financial review and the notes to consolidated financial statements.
In June 2007, the FASB ratified the consensus reached by the EITF in Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 examines an employer’s deductibility of compensation expense for dividends or dividend equivalents that are charged to retained earnings on employee-held, equity-classified nonvested shares, nonvested share units, or outstanding options (“affected securities”). A consensus was reached that an employer should recognize a realized tax benefit associated with dividends on affected securities charged to retained earnings as an increase in additional-paid-in-capital (“APIC”). The amount recognized in APIC should also be included in the APIC pool. Additionally, when an employer’s estimate of forfeitures increases or actual forfeitures exceed its estimates, EITF 06-11 requires the amount of tax benefits previously recognized in APIC to be reclassified into the income statement; however, the amount reclassified is limited to the APIC pool balance on the reclassification date. EITF 06-11 is to be applied prospectively in fiscal years beginning after December 15, 2007, and interim periods within those fiscal periods. The Corporation will adopt EITF 06-11 when required in 2008 and is in the process of assessing the impact on its results of operations, financial position, and liquidity.
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
Subsequent Events
On October 24, 2007, the Board of Directors declared a $0.31 per share dividend payable on November 15, 2007, to shareholders of record as of November 6, 2007. This cash dividend has not been reflected in the accompanying consolidated financial statements.
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
As of September 30, 2007, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2007. No changes were made to the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act of 1934) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Following are the Corporation’s monthly common stock purchases during the third quarter of 2007. For a detailed discussion of the common stock repurchase authorizations and repurchases during the period, see section “Capital” included under Part I Item 2 of this document.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	Be Purchased Under
Period	Shares Purchased	per Share	Announced Plans	the Plan

July 1 — 31, 2007	10,725	$32.35	10,725	3,854,738
August 1 — 31, 2007	—	—	—	—
September 1 — 30, 2007	—	—	—	—

Total	10,725	$32.35	10,725	3,854,738

During the third quarter of 2007, the Corporation settled a previously announced accelerated share repurchase agreement by receipt of shares. At September 30, 2007, approximately 3.9 million shares remain authorized to repurchase.
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

ASSOCIATED BANC-CORP
(Registrant)
Date: November 6, 2007	/s/ Paul S. Beideman
Paul S. Beideman
Chairman and Chief Executive Officer

Date: November 6, 2007	/s/ Joseph B. Selner
Joseph B. Selner
Chief Financial Officer