Form 10-Q/A
period 2007-09-30
ASSOCIATED BANC-CORP
filed 2007-11-15
CIK 7789

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

Explanatory Note
This Amendment No. 1 on Form 10-Q/A (Amendment No. 1) is being filed by Associated Banc-Corp to amend our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 filed with the Securities and Exchange Commission on November 6, 2007, or the Initial Report. Amendment No. 1 is being filed to conform Exhibits 31.1 and 31.2 to Item 601(b)(31) of Regulation S-K. This Amendment No. 1 does not change our previously reported financial statements and other financial disclosures contained in our Initial Report.

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