Form 10-K
period 2007-12-31
ASSOCIATED BANC-CORP
filed 2008-02-27
CIK 7789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 0-5519
ASSOCIATED BANC-CORP
(Exact name of registrant as specified in its charter)

Wisconsin	39-1098068
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)
1200 Hansen Road	54304
Green Bay, Wisconsin	(Zip code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (920) 491-7000
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

Title of each class	Name of each exchange on which registered

Common stock, par value $0.01 per share	The Nasdaq Stock Market LLC

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐     No ☑

As of June 30, 2007, (the last business day of the registrant’s most recently completed second fiscal quarter) the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $4,084,920,000. This excludes approximately $65,023,000 of market value representing the outstanding shares of the registrant owned by all directors and officers who individually, in certain cases, or collectively, may be deemed affiliates. This includes approximately $237,758,000 of market value representing 5.73% of the outstanding shares of the registrant held in a fiduciary capacity by the trust company subsidiary of the registrant.

As of January 31, 2008, 127,325,756 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document Proxy Statement for Annual Meeting of Shareholders on April 23, 2008	Part of Form 10-K Into Which Portions of Documents are Incorporated Part III

ASSOCIATED BANC-CORP
2007 FORM 10-K TABLE OF CONTENTS

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

General

Associated Banc-Corp (individually referred to herein as the “Parent Company” and together with all of its subsidiaries and affiliates, collectively referred to herein as “the Corporation,” “Associated,” “we,” “us,” or “our”) is a bank holding company registered pursuant to the Bank Holding Company Act of 1956, as amended (the “BHC Act”). We were incorporated in Wisconsin in 1964 and were inactive until 1969 when permission was received from the Board of Governors of the Federal Reserve System (the “FRB” or “Federal Reserve”) to acquire three banks. At December 31, 2007, we owned one nationally chartered commercial bank headquartered in Wisconsin, serving local communities within our three-state footprint (Wisconsin, Illinois, and Minnesota) and, measured by total assets held at December 31, 2007, were the second largest commercial bank holding company headquartered in Wisconsin. At December 31, 2007, we owned one nationally chartered trust company headquartered in Wisconsin, serving clients throughout our footprint. We also owned 28 limited purpose banking and nonbanking subsidiaries located in Arizona, California, Illinois, Minnesota, Nevada, Vermont, and Wisconsin, that are closely related or incidental to the business of banking.

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

Responsibility for the management of the subsidiaries remains with their respective boards of directors and officers. Services rendered to the subsidiaries by us are intended to assist the management of these subsidiaries to expand the scope of services offered by them. At December 31, 2007, our bank subsidiary provided services through 295 locations in approximately 180 communities.

Services

Through our banking subsidiary and various nonbanking subsidiaries, we provide a broad array of banking and nonbanking products and services to individuals and businesses in the communities we serve. We organize our business into two reportable segments: Banking and Wealth Management. Our banking and wealth management activities are conducted predominantly in Wisconsin, Minnesota, and Illinois, and are primarily delivered through branch facilities in this tri-state area, as well as supplemented through loan production offices, supermarket branches, a customer service call center and 24-hour phone-banking services, an interstate Automated Teller Machine (ATM) network, and internet banking services. See also Note 20, “Segment Reporting,” of the notes to consolidated financial statements within Part II, Item 8, “Financial Statements and Supplementary Data.” As disclosed in Note 20, the banking segment represented approximately 90% of total revenues in 2007, as defined in the note. Our profitability is significantly dependent on the net interest income, noninterest income, the level of the provision for loan losses, noninterest expense, and related income taxes of our banking segment.

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

Lending involves credit risk. Credit risk is controlled and monitored through active asset quality management including the use of lending standards, thorough review of potential borrowers, and active asset quality administration. Credit risk management is discussed under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” sections “Critical Accounting Policies,” “Loans,” “Allowance for Loan Losses,” and “Nonperforming Loans, Potential Problem Loans, and Other Real Estate Owned,” and under Part II, Item 8, Note 1, “Summary of Significant Accounting Policies,” and Note 4, “Loans,” of the notes to consolidated financial statements. Also see Item 1A, “Risk Factors.”

The wealth management segment provides products and a variety of fiduciary, investment management, advisory and corporate agency services to assist customers in building, investing, or protecting their wealth. Customers include individuals, corporations, small businesses, charitable trusts, endowments, foundations, and institutional investors. The wealth management segment is comprised of a) a full range of personal and business insurance products and services (including life, property, casualty, credit and mortgage insurance, fixed annuities, and employee group benefits consulting and administration); b) full-service investment brokerage, variable annuities, and discount and on-line brokerage; and c) trust/asset management, investment management, administration of pension, profit-sharing and other employee benefit plans, personal trusts, and estate planning. See also Note 20, “Segment Reporting,” of the notes to consolidated financial statements within Part II, Item 8, “Financial Statements and Supplementary Data.” As disclosed in Note 20, the wealth management segment represented approximately 10% of total revenues in 2007, as defined in the note.

We are not dependent upon a single or a few customers, the loss of which would have a material adverse effect on us. No material portion of our business is seasonal.

Employees

At December 31, 2007, we had approximately 5,110 full-time equivalent employees. None of our employees are represented by unions.

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

As a registered bank holding company under the BHC Act, we are regulated and supervised by the FRB. Our nationally chartered bank subsidiary and our nationally chartered trust subsidiary are supervised and examined by the Office of the Comptroller of the Currency (the “OCC”). All of our subsidiaries that accept insured deposits are subject to examination by the Federal Deposit Insurance Corporation (the “FDIC”).

Capital Requirements

We are subject to various regulatory capital requirements administered by the federal banking agencies noted above. Failure to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting policies. Our capital amounts and classification are also subject to judgments by the regulators regarding qualitative components, risk weightings, and other factors. We have consistently maintained regulatory capital ratios at or above the well capitalized standards. For further detail on capital and capital ratios see discussion under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” sections, “Liquidity” and “Capital,” and under Part II, Item 8, Note 18, “Regulatory Matters,” of the notes to consolidated financial statements.

Under the risk-based capital requirements for bank holding companies, the minimum requirement for the ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital (as defined below) is to be composed of common stockholders’ equity, retained earnings, qualifying perpetual preferred stock (in a limited amount in the case of cumulative preferred stock), minority interests in the equity accounts of consolidated subsidiaries, and qualifying trust preferred securities, less goodwill and certain intangibles (“Tier 1 Capital”). The remainder of total capital may consist of qualifying subordinated debt and redeemable preferred stock, qualifying cumulative perpetual preferred stock and allowance for loan losses (“Tier 2 Capital”, and together with Tier 1 Capital, “Total Capital”). At December 31, 2007, our Tier 1 Capital ratio was 9.06% and Total Capital ratio was 10.92%.

The Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These requirements provide for a minimum leverage ratio of Tier 1 Capital to adjusted average quarterly assets (“Leverage Ratio”) equal to 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a leverage ratio of at least 4%. Our Leverage Ratio at December 31, 2007, was 7.83%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve will continue to consider a “tangible tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or to engage in new activity. The Federal Reserve has not advised us of any specific minimum leverage ratio or tier 1 leverage ratio applicable to us.

Our commercial national bank subsidiary is subject to similar capital requirements adopted by the OCC. The OCC has not advised our subsidiary bank of any specific minimum leverage ratios applicable to it. The risk-based capital requirements identify concentrations of credit risk and certain risks arising from non-traditional activities, and the management of those risks, as important factors to consider in assessing an institution’s overall capital adequacy. Other factors taken into consideration by federal regulators include: interest rate exposure; liquidity, funding and market risk; the quality and level of earnings; the quality of loans and investments; the effectiveness of loan and investment policies; and management’s overall ability to monitor and control financial and operational risks, including the risks presented by concentrations of credit and non-traditional activities.

In December 2006, the federal banking agencies issued a notice of proposed rulemaking seeking comment on various possible changes to the existing risk-based capital requirements. 71 F.R. 77446. These rules, referred to as “Basel IA,” would apply to the majority of U.S. banks that would not be subject to the proposed more advanced capital adequacy rules, known as Basel II. The notice suggests that most U.S. domestic institutions would be able to choose to remain under the existing Basel I risk-based capital system. Proposed modifications to the Basel I system under Basel IA would include: (i) expanding the number of risk-weightings from 4 to 8, with the highest being 200%; (ii) expanding the use of external credit ratings as an indicator of credit risk for externally-rated exposures; (iii) expanding the range of collateral and guarantors that may qualify an exposure for a lower risk-weighting; (iv) using loan-to-value ratios (and possibly, credit assessments and other broad measures of credit risk) for assigning risk weightings for residential mortgages; (v) imposing a capital charge for certain short-term commitments; (vi) assessing a risk-based capital charge to reflect the risks in securitizations backed by revolving retail exposures with early amortization provisions; (vii) removing the 50% limit on the risk-weighting for credit equivalent amounts of derivatives; and (viii) a possible reduction of the risk-weight for small loans to business. We would be subject to the Basel IA rules upon their adoption and are evaluating the effect on our capital requirements if these rules are adopted in their proposed form. The proposal has been criticized by industry participants, and we can make no prediction as to if or when the proposal will be adopted.

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

Banking Subsidiary Dividends

The Parent Company is a legal entity separate and distinct from its banking and other subsidiaries. A substantial portion of its revenue comes from dividends paid to us by our national bank subsidiary. The OCC’s prior approval is required if the total of all dividends declared by a national bank in any calendar year will exceed the sum of that bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses.

Under the foregoing dividend restrictions and restrictions applicable to our nonbanking subsidiaries, as of December 31, 2007, our subsidiaries could pay additional dividends of $65 million to us, without obtaining affirmative governmental approvals. This amount is not necessarily indicative of amounts that may be available in future periods. In 2007, our subsidiaries paid $273 million in cash dividends to us.

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

The BHC Act’s provisions governing the scope and manner of the FRB’s supervision of bank holding companies, the manner in which activities may be found to be financial in nature or closely related to banking, and the extent to which state laws on insurance will apply to insurance activities of banks and bank subsidiaries were amended. The FRB has issued regulations implementing these provisions. The BHC Act, as amended, allows for the expansion of activities by banking organizations and permits consolidation among financial organizations generally. Under the BHC Act, we are required to act as a source of financial strength to each of our subsidiaries pursuant to which we may be required to commit financial resources to support such subsidiaries in circumstances when, absent such requirements, we might not otherwise do so. Under the BHC Act, we are generally prohibited from acquiring direct or indirect ownership or control of more than 5% of any class of voting shares of any company that is not a bank or bank holding company. The BHC Act also requires the prior approval of the FRB to enable us to acquire direct or indirect ownership or control of more than 5% of any class of voting shares of any bank or bank holding company. The BHC Act further regulates our activities, including requirements and limitations relating to capital, transactions with officers, directors and affiliates, securities issuances, dividend payments, inter-affiliate liabilities, extensions of credit, and expansion through mergers and acquisitions.

Enforcement Powers of the Federal Banking Agencies; Prompt Corrective Action

The federal regulatory authorities have broad authority to enforce the regulatory requirements imposed on us. In particular, the provisions of the Federal Deposit Insurance Act (“FDIA”), and its implementing regulations carry greater enforcement powers. Under the FDIA, all commonly controlled FDIC insured depository institutions may be held liable for any loss incurred by the FDIC resulting from a failure of, or any assistance given by the FDIC to, any commonly controlled institutions. Pursuant to certain provisions of the FDIA, the federal regulatory agencies have broad powers to take prompt corrective action if a depository institution fails to maintain certain capital levels. Prompt corrective action may include, without limitation, restricting our ability to pay dividends, restricting acquisitions or other activities, and placing limitations on asset growth. At this time, our capital levels are above the levels at which federal regulatory authorities could invoke their authority to initiate any manner of prompt corrective action.

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

Deposit Insurance Premiums

The FDIC maintains the Deposit Insurance Fund (“DIF”) by assessing depository institutions an insurance premium on a quarterly basis. The amount of the assessment is a function of the institution’s risk category and assessment base. An institution’s risk category is determined according to its supervisory ratings and capital levels, and is used to determine the institution’s assessment rate. The assessment rate for the lowest risk category (Risk Category I) is calculated according to a formula, which relies on supervisory ratings and either certain financial ratios or long-term debt ratings. An insured bank’s assessment base is determined by the balance of its insured deposits. This system is risk-based and allows banks to pay less assessments to the FDIC as their capital level and supervisory ratings improve. By the same token, if these indicators deteriorate, the institution will have to pay higher assessments to the FDIC.

Under the FDIA, the FDIC Board has the authority to set the annual assessment rate range for the Risk Category I (and the assessment rate for the other categories), within certain regulatory limits, in order to maintain the DIF reserve ratio at 1.25%, which is the FDIC’s current target ratio. One-time deposit insurance premium assessment credits were authorized pursuant to the Federal Deposit Insurance Reform Act of 2005. In May 2007, the Corporation’s national bank subsidiary was notified of its assessment credit. The assessment credit was applied automatically to reduce deposit insurance assessments beginning with the assessment due in June 2007. The amount calculated as the assessment credit for the Corporation’s national bank subsidiary was approximately $16 million.

DIF-insured institutions pay a Financing Corporation (“FICO”) assessment in order to fund the interest on bonds issued in the 1980s in connection with the failures in the thrift industry. For the first quarter of 2008, the FICO assessment is equal to 1.14 basis points for each $100 in domestic deposits. These assessments will continue until the bonds mature in 2019.

The FDIC is authorized to terminate a depository bank’s deposit insurance upon a finding by the FDIC that the bank’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the bank’s regulatory agency. The termination of deposit insurance for our national bank subsidiary could have a material adverse effect on our earnings, operations and financial condition.

Depositor Preference

Under federal law, deposits and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution, including federal funds and letters of credit, in the liquidation or other resolution of such an institution by any receiver.

Community Reinvestment Act Requirements

Our national bank subsidiary is subject to periodic CRA review by our primary federal regulators. The CRA does not establish specific lending requirements or programs for financial institutions and does not limit the ability of such institutions to develop products and services believed best-suited for a particular community. Note that an institution’s CRA assessment can be used by its regulators in their evaluation of certain applications, including a merger or the establishment of a branch office.

Associated Bank, National Association, underwent a CRA examination by the Comptroller of the Currency in November 2003, for which it received a Satisfactory rating.

Privacy

Financial institutions, such as our national bank subsidiary, are required by statute and regulation to disclose its privacy policies. In addition, such financial institutions must appropriately safeguard its customers’ nonpublic, personal information.

Anti-Money Laundering

In 2001, Congress enacted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”). The Patriot Act is designed to deny terrorists and criminals the ability to obtain access to the United States’ financial system and has significant implications for depository institutions, brokers, dealers, and other businesses involved in the transfer of money. The Patriot Act mandates financial services companies to implement additional policies and procedures with respect to additional measures designed to address any or all of the following matters: customer identification programs, money laundering, terrorist financing, identifying and reporting suspicious activities and currency transactions, currency crimes, and cooperation between financial institutions and law enforcement authorities.

The laws and regulations to which we are subject are constantly under review by Congress, the federal regulatory agencies, and the state authorities. These laws and regulations could be changed drastically in the future, which could affect our profitability, our ability to compete effectively, or the composition of the financial services industry in which we compete.

Department of Defense Credit Regulations

On October 1, 2007, the US Department of Defense (the “DOD”) regulations implementing the John Warner National Defense Authorization Act for fiscal year 2007 became effective. The regulations impose certain restrictions on provisions found in agreements for consumer credit products provided to “covered borrowers” (generally defined as active duty service members and their dependents) by “creditors”, which term includes our national bank subsidiary. The regulations impose a new Military Annual Percentage Rate (“MAPR”) that must be calculated and provided to covered borrowers. The MAPR is capped at 36%.

Transactions with Affiliates

Our national bank subsidiary must comply with Sections 23A and 23B of the Federal Reserve Act containing certain restrictions on its transactions with affiliates. In general terms, these provisions require that transactions between a banking institution or its subsidiaries and such institution’s affiliates be on terms as favorable to the institution as transactions with non-affiliates. In addition, these provisions contain certain restrictions on loans to affiliates, restricting such loans to a percentage of the institution’s capital. A covered “affiliate,” for purposes of these provisions, would include us and any other company that is under our common control.

Certain transactions with our directors, officers or controlling persons are also subject to conflicts of interest regulations. Among other things, these regulations require that loans to such persons and their related interests be made on terms substantially the same as for loans to unaffiliated individuals and must not create an abnormal risk of repayment or other unfavorable features for the financial institution.

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

Available Information

We file annual, quarterly, and current reports, proxy statements, and other information with the SEC. These filings are available to the public on the Internet at the SEC’s web site at www.sec.gov. Shareholders may also read and copy any document that we file at the SEC’s public reference rooms located at 100 F Street, NE, Washington, DC 20549. Shareholders may call the SEC at 1-800-SEC-0330 for further information on the public reference room.

Our principal Internet address is www.associatedbank.com. We make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, shareholders may request a copy of any of our filings (excluding exhibits) at no cost by writing, telephoning, faxing, or e-mailing us using the following information: Associated Banc-Corp, Attn: Shareholder Relations, 1200 Hansen Road, Green Bay, WI 54304; phone 920-431-8034; fax 920-431-8037; or e-mail to shareholders@associatedbank.com. Our Code of Ethics for Directors and Executive Officers, Corporate Governance Guidelines, Code of Ethics for Directors and Executive Officers, and Board of Directors committee charters are all available on our website, www.associatedbank.com/About Us/Investor Relations/Corporate Governance. We will disclose on our website amendments to or waivers from our Code of Ethics in accordance with all applicable laws and regulations. Information contained on any of our websites is not deemed to be a part of this Annual Report.

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

Our Profitability Depends Significantly on Economic Conditions in the States within which We do Business — Our success depends on the general economic conditions of the specific local markets in which we operate. Local economic conditions have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, on the value of the collateral securing loans, and the stability of our deposit funding sources. A significant decline in general local economic conditions, caused by inflation, recession, unemployment, changes in securities markets or other factors could impact local economic conditions and, in turn, have a material adverse effect on our financial condition and results of operations.

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

Consumers may Decide not to Use Banks to Complete Their Financial Transactions — Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

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

Ethics or Conflict of Interest Issues could Damage Our Reputation — We have established a Code of Conduct and related policies and procedures to address the ethical conduct of business and to avoid potential conflicts of interest. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our related controls and procedures or failure to comply with the established Code of Conduct and Related Party Transaction Policies and Procedures could have a material adverse effect on our reputation, business, results of operations, and/or financial condition.

Credit Risks

We are Subject to Lending Concentration Risks — As of December 31, 2007, approximately 66% of our loan portfolio consisted of commercial, financial, and agricultural, real estate construction, commercial real estate loans, and lease financing (collectively, “commercial loans”). Commercial loans are generally viewed as having more inherent risk of default than residential mortgage loans or retail loans. Also, the commercial loan balance per borrower is typically larger than that for residential mortgage loans and retail loans, inferring higher potential losses on an individual loan basis. Because our loan portfolio contains a growing number of commercial loans with balances over a $25 million internal threshold, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses, and an increase in loan charge offs, all of which could have a material adverse effect on our financial condition and results of operations.

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

We Rely on Dividends from Our Subsidiaries for most of Our Revenue — Our Parent Company is a separate and distinct legal entity from its banking and other subsidiaries. A substantial portion of its revenue comes from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on our common stock, repurchase our common stock, and to pay interest and principal on our Parent Company’s debt. Various federal and/or state laws and regulations limit the amount of dividends that our national bank subsidiary and certain nonbank subsidiaries may pay to the Parent Company. Also, the Parent Company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event our national bank subsidiary is unable to pay dividends to the Parent Company, the Parent Company may not be able to service debt, pay obligations, or pay dividends on our common stock. The inability to receive dividends from our national bank subsidiary could have a material adverse effect on our business, financial condition, and results of operations.

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

Changes in interest rates can affect prepayment assumptions and, thus, fair value. When interest rates fall, borrowers are more likely to prepay their mortgage loans by refinancing them at a lower rate. As the likelihood of prepayment increases, the fair value of our MSRs can decrease. Each quarter we evaluate our MSRs for impairment based on the difference between carrying amount and fair value at quarter end. If temporary impairment exists, we establish a valuation allowance through a charge to earnings for the amount the carrying amount exceeds fair value. We also evaluate our MSRs for other-than-temporary impairment. If we determine that other-than-temporary impairment exists, we will recognize a direct write-down of the carrying value of the MSRs.

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

We are Subject to Claims and Litigation Pertaining to Fiduciary Responsibility — From time to time, customers make claims and take legal action pertaining to the performance of our fiduciary responsibilities. Whether customer claims and legal action related to the performance of our fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us, they may result in significant financial liability and/or adversely affect the market perception of us and our products and services, as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

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

Loss of Key Employees may Disrupt Relationships with Certain Customers — Our business is primarily relationship-driven in that many of our key employees have extensive customer relationships. Loss of a key employee with such customer relationships may lead to the loss of business if the customers were to follow that employee to a competitor. While we believe our relationship with our key producers is good, we cannot guarantee that all of our key personnel will remain with our organization. Loss of such key personnel, should they enter into an employment relationship with one of our competitors, could result in the loss of some of our customers.

Because the Nature of the Financial Services Business Involves a High Volume of Transactions, We Face Significant Operational Risks — We operate in many different businesses in diverse markets and rely on the ability of our employees and systems to process a high number of transactions. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or persons outside our company, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of the internal control system and compliance requirements, and business continuation and disaster recovery. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. In the event of a breakdown in the internal control system, improper operation of systems or improper employee actions, we could suffer financial loss, face regulatory action and suffer damage to our reputation.

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

Revenues from Our Investment Management and Asset Servicing Businesses are Significant to Our Earnings — Generating returns that satisfy clients in a variety of asset classes is important to maintaining existing business and attracting new business. Administering or managing assets in accordance with the terms of governing documents and applicable laws is also important to client satisfaction. Failure in either of the foregoing areas can expose us to liability.

Our Information Systems May Experience an Interruption or Breach in Security — We rely heavily on communications and information systems to conduct our business. Any failure, interruption, or breach in security or operational integrity of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of our information systems, we cannot assure you that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions, or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

The Potential for Business Interruption Exists Throughout Our Organization — Integral to our performance is the continued efficacy of our technical systems, operational infrastructure, relationships with third parties and the vast array of associates and key executives in our day-to-day and ongoing operations. Failure by any or all of these resources subjects us to risks that may vary in size, scale and scope. This includes, but is not limited to, operational or technical failures, ineffectiveness or exposure due to interruption in third party support as expected, as well as, the loss of key individuals or failure on the part of key individuals to perform properly.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters are located in the Village of Ashwaubenon, Wisconsin, in a leased facility with approximately 30,000 square feet of office space. We entered into a five-year lease with one consecutive five-year extension and are 4 years into the five-year extension.

At December 31, 2007, our bank subsidiary occupied 295 offices in approximately 180 different communities within Illinois, Minnesota, and Wisconsin. The main office of Associated Bank, National Association, is owned. Most bank subsidiary branch offices are freestanding buildings that provide adequate customer parking, including drive-through facilities of various numbers and types for customer convenience. Some bank branch offices are in supermarket locations or in retirement communities. In addition, we own other real property that, when considered in aggregate, is not material to our financial position.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of business, the Corporation may be named as defendant in or be a party to various pending and threatened legal proceedings. Since it may not be possible to formulate a meaningful opinion as to the range of possible outcomes and plaintiffs’ ultimate damage claims, management cannot estimate the specific possible loss or range of loss that may result from these proceedings. Management believes, based upon current knowledge, that liabilities arising out of any such current proceedings will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Corporation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information in response to this item is incorporated by reference to the discussion of dividend restrictions in Note 10, “Stockholders’ Equity,” of the notes to consolidated financial statements included under Item 8 of this document. The Corporation’s common stock is traded on The Nasdaq Stock Market LLC under the symbol ASBC.

The approximate number of equity security holders of record of common stock, $.01 par value, as of February 15, 2008, was 13,200. Certain of the Corporation’s shares are held in “nominee” or “street” name and the number of beneficial owners of such shares is approximately 35,300.

Payment of future dividends is within the discretion of the Board of Directors and will depend, among other factors, on earnings, capital requirements, and the operating and financial condition of the Corporation. At the present time, the Corporation expects that dividends will continue to be paid in the future. The amount of the annual dividend was $1.22 and $1.14 for 2007 and 2006, respectively.

The Corporation did not purchase any common stock during the fourth quarter of 2007. For a detailed discussion of the common stock repurchase authorizations and repurchases during 2007 and 2006, see section “Capital” included under Item 7 of this document and Note 10, “Stockholders’ Equity,” of the notes to consolidated financial statements included under Item 8 of this document.

Market Information

The following represents selected market information of the Corporation for 2007 and 2006.

			Market Price Range
			Closing Sales Prices
	Dividends Paid	Book Value	High	Low	Close

2007
4th Quarter	$0.31	$18.32	$30.49	$25.23	$27.09
3rd Quarter	0.31	18.04	33.05	26.86	29.63
2nd Quarter	0.31	17.56	33.49	32.14	32.70
1st Quarter	0.29	17.54	35.43	33.16	33.60

2006
4th Quarter	$0.29	$17.44	$35.13	$32.13	$34.88
3rd Quarter	0.29	17.44	32.58	30.27	32.50
2nd Quarter	0.29	17.20	34.45	30.69	31.53
1st Quarter	0.27	16.98	34.83	32.75	33.98

Stock Price Performance Graph

Set forth below is a line graph (and the underlying data points) comparing the yearly percentage change in the cumulative total shareholder return (change in year-end stock price plus reinvested dividends) on Associated’s common stock with the cumulative total return of the Nasdaq Bank Index and the S&P 500 Index for the period of five fiscal years commencing on January 1, 2003, and ending December 31, 2007. The Nasdaq Bank Index is prepared for Nasdaq by the Center for Research in Securities Prices at the University of Chicago. The graph assumes that the value of the investment in Common Stock and for each index was $100 on December 31, 2002. Historical stock price performance shown on the graph is not necessarily indicative of the future price performance.

Source:Bloomberg	2002	2003	2004	2005	2006	2007
Associated Banc-Corp	100.0	130.0	155.9	157.7	174.5	141.6
S&P 500	100.0	128.4	142.1	149.0	172.3	181.7
Nasdaq Bank Index	100.0	132.6	150.4	147.4	167.5	134.7

The Stock Price Performance Graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Statement on Form 10-K into any filing under the Securities Act or under the Exchange Act, except to the extent Associated specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

ITEM 6.	SELECTED FINANCIAL DATA

TABLE 1:  EARNINGS SUMMARY AND SELECTED FINANCIAL DATA
(In thousands, except per share data)

		%					5-Year
		Change					Compound
		2006 to					Growth
Years Ended December 31,	2007	2007	2006	2005	2004	2003	Rate(5)

Interest income	$1,275,712	(0.3)%	$1,279,379	$1,094,025	$767,122	$727,364	10.0%
Interest expense	631,899	3.6	609,830	421,770	214,495	216,602	16.8

Net interest income	643,813	(3.8)	669,549	672,255	552,627	510,762	5.1
Provision for loan losses	34,509	81.1	19,056	13,019	14,668	46,813	(7.4)

Net interest income after provision
for loan losses	609,304	(6.3)	650,493	659,236	537,959	463,949	6.2
Noninterest income	344,781	16.7	295,501	291,086	210,247	216,882	13.2
Noninterest expense	534,891	7.8	496,215	480,463	377,869	359,115	9.5

Income before income taxes	419,194	(6.8)	449,779	469,859	370,337	321,716	7.2
Income tax expense	133,442	0.2	133,134	149,698	112,051	93,059	9.3

NET INCOME	$285,752	(9.8)%	$316,645	$320,161	$258,286	$228,657	6.3%

Taxable equivalent adjustment	$27,259	3.9%	$26,233	$25,509	$25,528	$24,903	2.5%
Basic earnings per share(1)	$2.24	(6.7)%	$2.40	$2.45	$2.28	$2.07	3.6%
Diluted earnings per share(1)	2.23	(6.3)	2.38	2.43	2.25	2.05	3.7
Cash dividends per share(1)	1.22	7.0	1.14	1.06	0.98	0.89	8.6
Weighted average shares outstanding(1):
Basic	127,408	(3.5)	132,006	130,554	113,532	110,617	2.6
Diluted	128,428	(3.5)	133,132	131,931	115,025	111,761	2.5
SELECTED FINANCIAL DATA
Year-End Balances:
Loans	$15,516,252	4.3%	$14,881,526	$15,206,464	$13,881,887	$10,291,810	8.5%
Allowance for loan losses	200,570	(1.4)	203,481	203,404	189,762	177,622	4.3
Investment securities	3,543,019	3.1	3,436,621	4,711,605	4,815,344	3,773,784	1.1
Total assets	21,592,083	3.5	20,861,384	22,100,082	20,520,136	15,247,894	7.5
Deposits	13,973,913	(2.4)	14,316,071	13,573,089	12,786,239	9,792,843	8.9
Long-term funding	1,864,771	(10.0)	2,071,142	3,348,476	2,604,540	2,034,160	(2.3)
Stockholders’ equity	2,329,705	3.8	2,245,493	2,324,978	2,017,419	1,348,427	12.9
Book value per share(1)	18.32	5.0	17.44	17.15	15.56	12.26	9.9

Average Balances:
Loans	$15,132,634	(1.5)%	$15,370,090	$14,347,707	$11,174,856	$10,622,499	8.6%
Investment securities	3,480,831	(9.0)	3,825,245	4,794,708	3,983,452	3,302,460	1.3
Total assets	20,638,005	(2.5)	21,162,099	20,921,575	16,365,762	14,969,860	7.6
Deposits	13,741,803	0.9	13,623,703	12,462,981	10,144,528	9,299,506	9.0
Stockholders’ equity	2,253,878	(1.1)	2,279,376	2,101,389	1,499,606	1,300,990	12.8

Financial Ratios:(2)
Return on average equity	12.68%	(121)	13.89%	15.24%	17.22%	17.58%
Return on average assets	1.38	(12)	1.50	1.53	1.58	1.53
Efficiency ratio(3)	53.92	361	50.31	48.99	48.04	47.86
Net interest margin	3.60	(2)	3.62	3.64	3.80	3.84
Average equity to average assets	10.92	15	10.77	10.04	9.16	8.69
Dividend payout ratio(4)	54.46	696	47.50	43.27	42.84	42.83

(1)	Share and per share data adjusted retroactively for stock splits and stock dividends.

(2)	Change in basis points.

(3)	Efficiency ratio is noninterest expense divided by the sum of taxable equivalent net interest income plus noninterest income, excluding investment securities gains, net and asset sale gains, net.

(4)	Ratio is based upon basic earnings per share.

(5)	Base year used in 5-year compound growth rate is 2002 consolidated financial data.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is management’s analysis to assist in the understanding and evaluation of the consolidated financial condition and results of operations of the Corporation. It should be read in conjunction with the consolidated financial statements and footnotes and the selected financial data presented elsewhere in this report.

The detailed financial discussion that follows focuses on 2007 results compared to 2006. Discussion of 2006 results compared to 2005 is predominantly in section “2006 Compared to 2005.”

Management continually evaluates strategic acquisition opportunities and other various strategic alternatives that could involve the sale or acquisition of branches or other assets, or the consolidation or creation of subsidiaries. Therefore, the financial discussion that follows may refer to the effect of the Corporation’s business combination activity, detailed under section, “Business Combinations,” and Note 2, “Business Combinations,” of the notes to consolidated financial statements. The Corporation’s 2007 acquisition modestly impacted financial results between the annual periods, as 2007 included seven months of operating results of First National Bank of Hudson (“First National Bank”), a $0.4 billion community bank at acquisition, while the acquisition had no impact on 2006 financial results.

Overview

The Corporation is a bank holding company headquartered in Wisconsin, providing a diversified range of banking and nonbanking financial services to individuals and businesses primarily in its three-state footprint (Wisconsin, Illinois and Minnesota). The Corporation, principally through its wholly owned banking subsidiary, provides a wide range of services, including business and consumer loan and depository services, as well as other traditional banking services. Principally through its nonbanking subsidiaries, the Corporation’s wealth business provides a variety of products and services to supplement the banking business including insurance, brokerage, and trust/asset management.

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

During 2007, the Corporation made meaningful progress on key strategies in an otherwise challenging banking and economic environment. Investments in the management team were made, the quality of our earnings was improved (i.e., increasing earnings potential from core banking and wealth businesses), and risks in our balance sheet were minimized.

The executive management team was enhanced with the addition of Lisa Binder as President and Chief Operating Officer in January 2007, providing added depth and expertise. Resources were allocated into higher growth markets, such as Milwaukee and Madison, Wisconsin, Chicago, Illinois, and Minneapolis, Minnesota (including our acquisition of First National Bank with 8 locations in the rapidly growing Greater Twin Cities area). We sold $224 million of deposits in lower-growth markets over the second half of 2007, and consolidated several branches. These efforts position us for improved balance sheet and revenue growth potential in our markets in 2008, during which extreme competition and challenging operating and rate environments are anticipated to continue.

In 2007, the Corporation continued to actively manage its balance sheet. The wholesale funding reduction strategy completed during 2006 aided a 12% decline in average wholesale funding balances and a 9% decline in average investments between the years. In addition to the branch deposit sales already noted, the Corporation also completed the January 2007 sale of $0.3 billion of lower-yielding residential mortgage loans, reduced its average mortgage portfolio serviced for others by 16% through bulk servicing sales, managed nonperforming and targeted distressed commercial loans, and repurchased approximately 4 million shares of common stock. The Corporation continually evaluates risks/rewards of its balance sheet, mortgage portfolio serviced for others, and other banking products, services and locations, for opportunities to redeploy capital.

2007 presented unique asset quality issues for the industry (including the effects of general economic conditions such as rising energy prices, the fall of the dollar, and rumors of inflation or recession; softening commercial and residential real estate markets; pervasive subprime lending issues; and waning consumer confidence) and for the Corporation (including elevated net charge offs during the second half of 2007 and higher nonperforming loan levels since mid-2006 compared to the Corporation’s longer-term historical experience). The Corporation responded by tightening underwriting guidelines and aggressively managing risks of the commercial and retail portfolios. While these actions kept commercial nonperforming loans minimally changed between year-end 2007 and 2006, nonperforming loans were up 14% (i.e., up $20 million to $163 million at year end 2007), led by consumer-based credits which were particularly impacted by negative economic conditions on these borrowers and rapid deterioration in the housing markets especially in the second half of 2007.

The 2007 operating and rate environments were challenging, and, as a result, net income for 2007 was $286 million ($31 million or 10% lower than 2006), diluted earnings per share were $2.23 ($0.15 or 6% lower than 2006), net interest income was $644 million on a margin of 3.60% (compared to $670 million on a margin of 3.62% for 2006), and the provision for loan losses was $35 million with net charge offs to average loans of 0.27% (compared to a provision of $19 million and a net charge off ratio of 0.12% for 2006). Changes in and resolutions of certain tax matters favorably impacted 2006 net income by approximately $12 million and 2006 diluted earnings per share by approximately $0.09.

The shrinking of the average balance sheet (with average earning assets down $0.6 billion or 3% versus 2006) impacted net interest income in absolute terms (down $26 million or 4%), but helped to maintain the net interest margin at 3.60% for 2007 (down only 2 basis points from 2006), as loans (which, on average, earn more than investments) grew to represent 81% of average earning assets (versus 80% for 2006), and wholesale funding balances (which, on average, cost more than deposits) fell to represent 28% of average interest-bearing liabilities (versus 31% for 2006).

Increasing net interest income from profitable growth in loans and deposits constitute the Corporation’s greatest opportunities for 2008 earnings growth. Yet, these are also subject to various risks, such as competitive pricing pressures that are expected to continue in 2008, softening loan markets (particularly commercial real estate in our footprint), future changes in customer behavior relative to loan and deposit products and in light of general economic conditions, and challenges to deposit growth (as noted below). While there was some normalization and steepening of the yield curve during 2007, there are still significant rate environment and competitive challenges that may cause continued downward pressure on the net interest margin for 2008.

Total deposits declined $0.3 billion or 2% between year-end 2007 and 2006, as strategically we sold $224 million of deposits in 19 branches from lower-growth markets during the second half of 2007 and relied less on brokered CDs (down $228 million between year ends), offset partly by $0.3 billion in deposits added from the First National Bank at acquisition. On average, these items were relatively neutral, with average deposits up $0.1 billion or 1% over 2006. Deposit growth remains a key to improving net interest income and the quality of earnings in 2008. Competition for deposits remains high. Challenges to deposit growth include a cyclical decline in deposits historically experienced during the first quarter, price increases on deposit products given the rate environment, other competitive pricing pressures, along with customer preference for higher-costing deposit products or non-deposit investment alternatives.

Total loans increased $0.6 billion (4%) between year-end 2007 and 2006, with $0.3 billion added from First National Bank at acquisition and organic growth coming primarily in the fourth quarter of 2007. On average, loans declined $0.2 billion (2%) when considering the timing of the January 2007 sale of $0.3 billion of residential mortgages, the June 2007 acquisition, the exiting of distressed commercial loans previously mentioned, and the strong fourth quarter organic growth.

As mentioned earlier, asset quality measures deteriorated during 2007. While not immune to deteriorating credit conditions and declining real estate values, the Corporation worked commercial credit risks aggressively during 2007, such that the $20 million (14%) increase in nonperforming loans between year-end 2006 and 2007 was principally due to consumer-based credits. At December 31, 2007, the allowance for loan losses to total loans ratio of 1.29% was deemed adequate by management, covering 123% of nonperforming loans, compared to 1.37% at December 31, 2006, covering 143% of nonperforming loans. The provision for loan losses was $35 million for 2007, with net charge offs to average loans of 0.27% (compared to a provision of $19 million and a net charge off ratio of 0.12% for 2006). For 2008, we anticipate that net charge offs and provision for loan losses will remain elevated compared to our longer-term historical levels. We cannot predict the duration of asset quality stress for 2008, given uncertainty as to the magnitude and scope of economic stress in our markets, on our customers, and on underlying real estate values (residential and commercial).

Noninterest income of $345 million in 2007 was up $49 million (17%) over 2006, primarily from growth in core fee-based revenues (up $20 million or 9%, and defined as trust service fees, service charges on deposit accounts, card-based and other nondeposit fees, and retail commissions), as well as asset sale and investment securities net gains (up $19 million combined, predominantly from deposit premiums and fixed asset gains related to the branch deposit sales), and higher net mortgage banking income (up $8 million, led by gains on bulk sales of mortgage servicing in 2007). Core fee-based revenues benefited in 2007 from a combination of higher volumes, improved pricing, and the improved stock market on new and retained business. Core fee-based revenues are expected to improve in 2008, with growth from cross selling of services, product offerings and pricing.

Noninterest expense of $535 million grew $39 million (8%) over 2006. Personnel expenses were $303 million, up $20 million or 7% versus 2006, with a $2 million increase in stock awards expense, $8 million (4%) higher base salaries and commissions (principally due to merit increases), $3 million more on transitional costs (including signing/retention bonuses, severance, and overtime/temporary help), $4 million higher performance-based bonuses (as 2006 scaled back discretionary pay to a greater degree than in 2007), and $2 million more in fringe benefits expense. On average, there was no change in full time equivalent employees between 2007 and 2006, as severance plans that started in fourth quarter 2006 were effected through the first part of 2007, offsetting increases from the June 2007 acquisition and new hires. Nonpersonnel noninterest expenses on an aggregate basis were up $19 million or nearly 9% over 2006, primarily due to generally rising costs, greater marketing for business generation, higher foreclosure related and loan collection costs, increased placement/relocation expense, and higher third party deposit network service costs. The efficiency ratio (defined as noninterest expense divided by “total revenue,” with total revenue calculated as the sum of taxable equivalent net interest income plus noninterest income, excluding net asset and securities gains) was 53.92% for 2007 and 50.31% for 2006. Noninterest expense will increase in 2008 as employment costs rise, particularly considering planned merit increases, higher variable incentives expected to be earned, health benefits, and stock awards expense, as well as system conversion costs and elevated levels of foreclosure and loan collection costs that are likely to continue. The Corporation is expecting to complete a conversion of its core banking platform in mid-2008 to provide operational and other benefits. Significant risks related to this conversion effort include: potential for related internal and external costs to exceed expectations, potential for disruption of operations, and potential for negative customer impact. Although management has implemented processes and oversight to manage and control such risks, unexpected difficulties may arise.

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

The consolidated financial statements of the Corporation are prepared in conformity with U.S. generally accepted accounting principles and follow general practices within the industries in which it operates. This preparation requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions, and judgments reflected in the financial statements. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management believes the following policies are both important to the portrayal of the Corporation’s financial condition and results and require subjective or complex judgments and, therefore, management considers the following to be critical accounting policies. The critical accounting policies are discussed directly with the Audit Committee of the Corporation’s Board of Directors.

Allowance for Loan Losses: Management’s evaluation process used to determine the adequacy of the allowance for loan losses is subject to the use of estimates, assumptions, and judgments. The evaluation process combines several factors: management’s ongoing review and grading of the loan portfolio, consideration of historical loan loss and delinquency experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect probable credit losses. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance for loan losses, could change significantly. As an integral part of their examination process, various regulatory agencies also review the allowance for loan losses. Such agencies may require that certain loan balances be charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. The Corporation believes the allowance for loan losses is adequate as recorded in the consolidated financial statements. See Note 1, “Summary of Significant Accounting Policies,” and Note 4, “Loans,” of the notes to consolidated financial statements and section “Allowance for Loan Losses.”

Mortgage Servicing Rights Valuation: The fair value of the Corporation’s mortgage servicing rights asset is important to the presentation of the consolidated financial statements since the mortgage servicing rights are carried on the consolidated balance sheet at the lower of amortized cost or estimated fair value. Mortgage servicing rights do not trade in an active open market with readily observable prices. As such, like other participants in the mortgage banking business, the Corporation relies on an internal discounted cash flow model to estimate the fair value of its mortgage servicing rights. The use of an internal discounted cash flow model involves judgment, particularly of estimated prepayment speeds of underlying mortgages serviced and the overall level of interest rates. Loan type and note rate are the predominant risk characteristics of the underlying loans used to stratify capitalized mortgage servicing rights for purposes of measuring impairment. The Corporation periodically reviews the assumptions underlying the valuation of mortgage servicing rights. In addition, the Corporation consults periodically with third parties as to the assumptions used and to determine that the Corporation’s valuation is consistent with the third party valuation. While the Corporation believes that the values produced by its internal model are indicative of the fair value of its mortgage servicing rights portfolio, these values can change significantly depending upon key factors, such as the then current interest rate environment, estimated prepayment speeds of the underlying mortgages serviced, and other economic conditions. To better understand the sensitivity of the impact on prepayment speeds to changes in interest rates, if mortgage interest rates moved up 50 basis points (“bp”) at December 31, 2007 (holding all other factors unchanged), it is anticipated that prepayment speeds would have slowed and the modeled estimated value of mortgage servicing rights could have been $2.1 million higher than that determined at December 31, 2007 (leading to more valuation allowance recovery and an increase in mortgage banking, net). Conversely, if mortgage interest rates moved down 50 bp, prepayment speeds would have likely increased and the modeled estimated value of mortgage servicing rights could have been $1.7 million lower (leading to adding more valuation allowance and a decrease in mortgage banking, net). The proceeds that might be received should the Corporation actually consider a sale of some or all of the mortgage servicing rights portfolio could differ from the amounts reported at any point in time. The Corporation believes the mortgage servicing rights asset is properly recorded in the consolidated financial statements. See Note 1, “Summary of Significant Accounting Policies,” and Note 5, “Goodwill and Intangible Assets,” of the notes to consolidated financial statements and section “Noninterest Income.”

Derivative Financial Instruments and Hedge Activities: In various aspects of its business, the Corporation uses derivative financial instruments to modify exposures to changes in interest rates and market prices for other financial instruments. Derivative instruments are required to be carried at fair value on the balance sheet with changes in the fair value recorded directly in earnings. To qualify for and maintain hedge accounting, the Corporation must meet formal documentation and effectiveness evaluation requirements both at the hedge’s inception and on an ongoing basis. The application of the hedge accounting policy requires strict adherence to documentation and effectiveness testing requirements, judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings, and measurement of changes in the fair value of hedged items. If in the future derivative financial instruments used by the Corporation no longer qualify for hedge accounting, the impact on the consolidated results of operations and reported earnings could be significant. When hedge accounting is discontinued, the Corporation would continue to carry the derivative on the balance sheet at its fair value; however, for a cash flow derivative, changes in its fair value would be recorded in earnings instead of through other comprehensive income, and for a fair value derivative, the changes in fair value of the hedged asset or liability would no longer be recorded through earnings. Effective in second quarter 2005, the Corporation determined that the hedge accounting applied to certain interest rate swaps and an interest rate cap needed to be changed under the requirements of Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). Consequently, the Corporation recorded a $6.7 million loss in other income effective for the quarter ended June 30, 2005, which after tax was a $4.0 million reduction to net income, or $0.03 to both basic and diluted earnings per share in that quarter. Certain derivative instruments that lost hedge accounting treatment were terminated in the third quarter of 2005 at a net gain of $1.0 million recorded in other income. Prior to March 31, 2006, the Corporation had been using the short cut method of assessing hedge effectiveness for a fair value hedge with $175 million notional balance, hedging a long-term, fixed-rate subordinated debenture. Effective March 31, 2006, the Corporation de-designated the hedging relationship under the short cut method and re-designated the hedging relationship under a long-haul method utilizing the same instruments. In December 2006, the Corporation terminated all swaps hedging long-term, fixed-rate commercial loans for a net gain of approximately $0.8 million. In September 2007, the Corporation entered into an interest rate swap accounted for as a cash flow hedge, which hedges the interest rate risk in the cash flows of a long-term, variable-rate FHLB advance. The Corporation continues to evaluate its future hedging strategies. See also Note 1, “Summary of Significant Accounting Policies,” and Note 15, “Derivative and Hedging Activities,” of the notes to consolidated financial statements and section “Interest Rate Risk.”

Income Taxes: The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgment concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. The Corporation believes that tax assets and liabilities are adequate and properly recorded in the consolidated financial statements. See Note 1, “Summary of Significant Accounting Policies,” and Note 13, “Income Taxes,” of the notes to consolidated financial statements and section “Income Taxes.”

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

In 2007 there was one completed business combination: First National Bank: On June 1, 2007, the Corporation consummated its acquisition of 100% of the outstanding shares of First National Bank, a $0.4 billion community bank headquartered in Woodbury, Minnesota. The consummation of the transaction included the issuance of approximately 1.3 million shares of common stock and $46.5 million in cash. With the addition of First National Bank’s eight locations, the Corporation expanded its presence in the Greater Twin Cities area. At acquisition, First National Bank added approximately $0.3 billion to both loans and deposits. In June 2007, the Corporation also completed its conversion of First National Bank onto its centralized operating systems and merged it into its banking subsidiary, Associated Bank, National Association.

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

Segment Review

As described in Part I, Item I, section “Services,” and in Note 20, “Segment Reporting,” of the notes to consolidated financial statements, the Corporation’s primary reportable segment is banking. Banking consists of lending and deposit gathering (as well as other banking-related products and services) to businesses, governments, and consumers and the support to deliver, fund, and manage such banking services. The Corporation’s wealth management segment provides products and a variety of fiduciary, investment management, advisory, and Corporate agency services to assist customers in building, investing, or protecting their wealth, including insurance, brokerage, and trust/asset management.

Note 20, “Segment Reporting,” of the notes to consolidated financial statements, indicates that the banking segment represents 90% of total revenues in 2007, as defined. The Corporation’s profitability is predominantly dependent on net interest income, noninterest income, the level of the provision for loan losses, noninterest expense, and taxes of its banking segment. The consolidated discussion therefore predominantly describes the banking segment results. The critical accounting policies primarily affect the banking segment, with the exception of income tax accounting, which affects both the banking and wealth management segments (see section “Critical Accounting Policies”).

The contribution from the wealth management segment compared to consolidated net income and total revenues (as defined and disclosed in Note 20, “Segment Reporting,” of the notes to consolidated financial statements) was 7% and 10%, respectively, for 2007, compared to 6% and 10%, respectively, for 2006, and 5% and 9%, respectively, for 2005. Wealth management segment revenues were up $6 million (5%) between 2007 and 2006, and up $9 million (10%) between 2006 and 2005. Wealth management segment expenses were up $2 million (3%) between 2007 and 2006, and up $7 million (12%) between 2006 and 2005. Wealth management segment assets (which consist predominantly of cash equivalents, investments, customer receivables, goodwill and intangibles) were up $15 million (16%) between year-end 2007 and 2006, and up $5 million (5%) between year-end 2006 and 2005. The $6 million increase in wealth management segment revenues between 2007 and 2006 was attributable principally to higher trust service fees, while the $2 million increase in expenses between 2007 and 2006 was primarily attributable to higher personnel expense. The $15 million increase in wealth management segment assets from 2006 to 2007 was comprised largely of higher levels of cash equivalents and investments. The major components of wealth management revenues are trust fees, insurance fees and commissions, and brokerage commissions, which are individually discussed in section “Noninterest Income.” The major expenses for the wealth management segment are personnel expense (between 71% and 72% of expense for 2007, 2006, and 2005), as well as occupancy, processing, and other costs, which are covered generally in the consolidated discussion in section “Noninterest Expense.” See also Note 5, “Goodwill and Intangible Assets,” of the notes to consolidated financial statements for additional disclosure.

Performance Summary

The Corporation’s recent acquisition activity impacts financial results modestly between the annual periods, as 2007 includes seven months operating results of the First National Bank acquisition. The First National Bank acquisition had no impact on 2006 financial results.

The Corporation recorded net income of $285.8 million for the year ended December 31, 2007, a decrease of $30.9 million or 9.8% from 2006. Basic earnings per share for 2007 were $2.24, a 6.7% decrease from 2006 basic earnings per share of $2.40. Earnings per diluted share were $2.23, a 6.3% decrease from 2006 diluted earnings per share of $2.38. Earnings of 2006 benefited from changes in and resolutions of certain tax matters, positively impacting 2006 diluted earnings per share by approximately $0.09. Return on average assets was 1.38% for 2007 compared to 1.50% for 2006. Return on average equity was 12.68% and 13.89% for 2007 and 2006, respectively. Cash dividends of $1.22 per share paid in 2007 increased by 7.0% over 2006. Key factors behind these results are discussed below.

•	Along with some normalization and steepening of the yield curve during 2007, the shrinking of the average balance sheet (with average earning assets down $0.6 billion or 3.0% versus 2006) impacted taxable equivalent net interest income in absolute dollars (down 3.6% versus 2006), but helped to maintain the net interest margin (down 2 bp from 2006), as loans (which, on average, earn more than investments) grew to represent 81% of average earning assets (versus 80% for 2006), and wholesale funding balances (which, on average, cost more than deposits) fell to represent 28% of average interest-bearing liabilities (versus 31% for 2006).

•	Taxable equivalent net interest income was $671.1 million for 2007, $24.7 million or 3.6% lower than 2006. Taxable equivalent interest income decreased $2.6 million, while interest expense increased by $22.1 million. The decrease in taxable equivalent net interest income was attributable to both unfavorable rate variances (reducing taxable equivalent net interest income by $20.0 million) and unfavorable volume/mix variances (reducing taxable equivalent net interest income by $4.7 million).

•	The net interest margin for 2007 was 3.60%, 2 bp lower than 3.62% in 2006. The decrease in net interest margin was attributable to a 7 bp decrease in interest rate spread (the net of a 27 bp increase in the cost of interest-bearing liabilities and a 20 bp increase in the yield on earning assets), offset by 5 bp higher contribution from net free funds (primarily attributable to the increased value of noninterest-bearing deposits given the rising costs of interest-bearing liabilities).

•	At December 31, 2007, total loans were $15.5 billion, up 4.3% over year-end 2006, with growth in commercial and home equity loans partially offset by declines in residential mortgage and installment loans. Total deposits at December 31, 2007, were $14.0 billion, down 2.4% from year-end 2006, primarily affected by $224 million of branch deposits sold in the second half of 2007 and a $228 million decline in brokered CDs. In addition, the June 2007 acquisition added $0.3 billion to both total loans and total deposits.

•	Credit quality in 2007 was influenced by deteriorating real estate conditions and the impact of the economy on our customers, resulting in an increase in nonperforming loans and charge offs. Nonperforming loans were $163 million at December 31, 2007, up 14% from $142 million a year earlier, primarily in consumer-based credits. Net charge offs were $40.4 million in 2007 (or 0.27% of average loans) compared to $19.0 million in 2006 (or 0.12% of average loans), led by the rise in commercial net charge offs. The provision for loan losses was $34.5 million and $19.1 million, respectively, for 2007 and 2006. At year-end 2007, the allowance for loan losses represented 1.29% of total loans (covering 123% of nonperforming loans), compared to 1.37% (covering 143% of nonperforming loans) at year-end 2006.

•	Noninterest income was $344.8 million for 2007, $49.3 million or 16.7% higher than 2006. Core fee-based revenues (including trust service fees, service charges on deposit accounts, card-based and other nondeposit fees, and retail commissions) totaled $252.9 million for 2007, up $19.9 million or 8.5% over $233.0 million for 2006, in part due to a combination of increased volumes and improved pricing. Net mortgage banking income was $22.8 million for 2007, compared to $14.8 million in 2006, $7.9 million higher than 2006, with 2007 including gains of $8.6 million on bulk servicing sales and a $1.4 million valuation recovery, while 2006 included a $2.1 million unfavorable market valuation adjustment associated with the December 2006 transfer of $0.3 billion of residential mortgage loans to loans held for sale and a $2.3 million valuation recovery. Asset and investment securities gains combined were $23.8 million for 2007, $18.8 million higher than 2006, predominantly from deposit premiums and fixed asset gains related to the 2007 branch deposit sales.

•	Noninterest expense was $534.9 million for 2007, up $38.7 million or 7.8% over 2006, impacted in part by generally rising costs. Personnel expense rose $20.0 million or 7.1%, while all remaining noninterest expense categories on a combined basis increased $18.7 million or 8.8% over 2006. The efficiency ratio (as defined under section,“Overview”) was 53.92% for 2007 and 50.31% for 2006.

•	Income tax expense of $133.4 million was relatively unchanged (down $0.3 million) compared to 2006. The effective tax rate for 2007 was 31.8%, versus 29.6% for 2006. The increase in the effective tax rate was primarily due to the 2006 resolution of certain multi-jurisdictional tax issues and changes in exposure of uncertain tax positions, both resulting in the reduction of tax liabilities and income tax expense for 2006.

INCOME STATEMENT ANALYSIS

Net Interest Income

Net interest income in the consolidated statements of income (which excludes the taxable equivalent adjustment) was $643.8 million in 2007 compared to $669.5 million in 2006. The taxable equivalent adjustments (the adjustments to bring tax-exempt interest to a level that would yield the same after-tax income had that income been subject to a taxation using a 35% tax rate) of $27.3 million and $26.2 million for 2007 and 2006, respectively, resulted in fully taxable equivalent net interest income of $671.1 million in 2007 and $695.8 million in 2006.

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

Interest rate spread and net interest margin are utilized to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on earning assets and the rate paid for interest-bearing liabilities that fund those assets. The net interest margin is expressed as the percentage of net interest income to average earning assets. The net interest margin exceeds the interest rate spread because noninterest-bearing sources of funds (“net free funds”), principally noninterest-bearing demand deposits and stockholders’ equity, also support earning assets. To compare tax-exempt asset yields to taxable yields, the yield on tax-exempt loans and investment securities is computed on a taxable equivalent basis. Net interest income, interest rate spread, and net interest margin are discussed on a taxable equivalent basis.

Table 2 provides average balances of earning assets and interest-bearing liabilities, the associated interest income and expense, and the corresponding interest rates earned and paid, as well as net interest income, interest rate spread, and net interest margin on a taxable equivalent basis for the three years ended December 31, 2007. Tables 3 through 5 present additional information to facilitate the review and discussion of taxable equivalent net interest income, interest rate spread, and net interest margin.

The Corporation had an initiative that began in October 2005 and completed in the third quarter of 2006, to use cash flows from maturing or sold investments to substantially reduce wholesale funding and repurchase common stock when opportunistic, toward improving the net interest margin, the balance sheet position, and the quality of earnings. In support of this initiative, the Corporation sold investment securities in the first quarter of 2006 and reduced wholesale funding during 2006. This initiative also impacts the average balance variances between 2007 and 2006.

Taxable equivalent net interest income of $671.1 million for 2007 was $24.7 million or 3.6% lower than 2006. The decrease in taxable equivalent net interest income was a function of unfavorable interest rate changes (as the impact of changes in the interest rate environment and product pricing reduced taxable equivalent net interest income by $20.0 million) and unfavorable volume variances (as balance sheet changes in both volume and mix reduced taxable equivalent net interest income by $4.7 million). Rate changes on earning assets increased interest income by $21.1 million, while changes in rates on interest-bearing liabilities raised interest expense by $41.1 million, for a net unfavorable rate impact of $20.0 million. The change in mix and volume of earning assets reduced taxable equivalent net interest income by $23.7 million, while the reduction in and composition of interest-bearing liabilities reduced taxable equivalent net interest income by $19.0 million, for a net unfavorable volume impact of $4.7 million. See additional discussion in section “Interest Rate Risk.”

The net interest margin for 2007 was 3.60%, compared to 3.62% in 2006. The 2 bp compression in net interest margin was attributable to a 7 bp decrease in interest rate spread (the net of a 27 bp increase in the cost of interest-bearing liabilities and a 20 bp increase in the yield on earning assets), partially offset by 5 bp higher contribution from net free funds (as higher rates on interest-bearing liabilities in 2007 increased the value of noninterest-bearing deposits).

The Federal Reserve raised interest rates by 100 bp during the first half of 2006, followed by a fourteen month stretch with no rate changes. In the last four months of 2007, the Federal Reserve lowered interest rates by 100 bp. At December 31, 2007, the Federal Funds rate was 4.25%, 100 bp lower than 5.25% at December 31, 2006. On average, the Federal funds rate was 4.95% for 2007, 2 bp lower than 2006, and the prime rate was 8.05% for 2007, 9 bp higher than the previous year. These interest rate conditions, along with higher levels of nonaccrual loans and competitive pricing pressures, resulted in lower spreads on loans and higher rates on deposits between the years.

For 2007, the yield on earning assets of 6.99% was 20 bp higher than 2006. The yield on securities and short-term investments increased 27 bp (to 5.35%), aided by the sale of $0.7 billion of a pool of lower-yielding investment securities in March 2006. See Note 3, “Investment Securities,” of the notes to consolidated financial statements and section, “Investment Securities Portfolio,” for additional information on the March 2006 investment securities sale. Loan yields increased 15 bp (to 7.37%), benefiting from the January 2007 sale of $0.3 billion of lower-yielding residential mortgage loans, higher yields on home equity and other retail loans, and with commercial loan yields moderated by competitive pricing pressures, higher levels of nonaccrual loans, and lower recoveries of nonaccrual interest in 2007. Overall, earning asset rate changes added $21.1 million to interest income, the combination of $14.0 million higher interest on loans and $7.1 million higher interest on securities and short-term investments.

The cost of interest-bearing liabilities of 3.98% in 2007 was 27 bp higher than 2006, unfavorably impacted by the rise in the cost of each source of funds. The average cost of interest-bearing deposits was 3.55% in 2007, 32 bp higher than 2006, given competitive pricing and a continuing shift by customers to higher priced deposit products. The cost of wholesale funding (comprised of short-term borrowings and long-term funding) increased 30 bp to 5.06% for 2007, with short-term borrowings up 6 bp (similar to the change in the average Federal Funds rate) and long-term funding up 56 bp (as lower-costing debt matured, renewed, or repriced during the first half of 2007 before interest rates began to fall). The interest-bearing liability rate changes resulted in $41.1 million higher interest expense, with $30.6 million attributable to interest-bearing deposits and $10.5 million due to wholesale funding.

Year-over-year changes in the average balance sheet were predominantly a function of the Corporation’s wholesale funding reduction strategy. In conjunction with this initiative (which began in fourth quarter 2005 and completed in third quarter 2006), cash from maturing or sold investments was not reinvested, but used to reduce wholesale funding and repurchase stock. As a result, average earning assets of $18.6 billion in 2007 were $0.6 billion (3%) lower than 2006, led by a $348 million decrease in average securities and short-term investments. Average loans were down $237 million, with a $468 million decrease in residential mortgage (due primarily to the January 2007 sale of $0.3 billion of lower-yielding residential mortgage loans) and a $50 million decline in retail loans, partially offset by a $281 million increase in commercial loans (notably, commercial and industrial). As a percentage of average earning assets, loans increased from 80% for 2006 to 81% for 2007, and average securities and short-term investments experienced a corresponding decrease. Taxable equivalent interest income in 2007 decreased $23.7 million due to earning asset volume changes, with $15.5 million of the decrease attributable to securities and short-term investments and $8.2 million attributable to loans.

Average interest-bearing liabilities of $15.9 billion in 2007 were down $0.5 billion (3%) versus 2006, attributable to lower wholesale funding balances. Average interest-bearing deposits grew $0.1 billion and average noninterest-bearing demand deposits (a principal component of net free funds) increased by $26 million. Given the growth in total deposits and the decrease in earning assets, average wholesale funding decreased by $0.6 billion, the net of a $0.7 billion decrease in long-term funding and a $0.1 billion increase in short-term borrowings. As a percentage of total average interest-bearing liabilities, interest-bearing deposits, short-term borrowings, and long-term funding were 72%, 17%, and 11%, respectively, for 2007, compared to 69%, 16%, and 15%, respectively, for 2006. In 2007, interest expense decreased $19.0 million due to volume changes, with a $27.8 million decline from lower volumes of wholesale funding, partially offset by an $8.8 million increase due to growth in interest-bearing deposits.

TABLE 2: Average Balances and Interest Rates (interest and rates on a taxable equivalent basis)

	Years Ended December 31,
	2007			2006			2005

	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	($ in Thousands)

ASSETS
Earning assets:
Loans:(1)(2)(3)(4)
Commercial	$9,807,964	$730,712	7.45%	$9,527,264	$707,405	7.43%	$8,574,996	$532,116	6.21%
Residential mortgage	2,292,606	141,127	6.16	2,760,454	160,758	5.82	2,875,438	161,095	5.60
Retail	3,032,064	243,401	8.03	3,082,372	241,313	7.83	2,897,273	198,086	6.84

Total loans	15,132,634	1,115,240	7.37	15,370,090	1,109,476	7.22	14,347,707	891,297	6.21
Investment securities:
Taxable	2,567,838	122,323	4.76	2,928,963	131,342	4.48	3,922,135	164,041	4.18
Tax-exempt(1)	912,993	63,836	6.99	896,282	63,094	7.04	872,573	62,896	7.21
Short-term investments	31,305	1,572	5.02	34,514	1,700	4.93	39,215	1,300	3.31

Securities and short-term investments	3,512,136	187,731	5.35	3,859,759	196,136	5.08	4,833,923	228,237	4.72

Total earning assets	$18,644,770	$1,302,971	6.99%	$19,229,849	$1,305,612	6.79%	$19,181,630	$1,119,534	5.84%

Allowance for loan losses	(203,258)			(204,707)			(197,054)
Cash and due from banks	346,769			368,164			370,016
Other assets	1,849,724			1,768,793			1,566,983

Total assets	$20,638,005			$21,162,099			$20,921,575

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings deposits	$913,143	$4,494	0.49%	$1,012,966	$3,824	0.38%	$1,125,417	$3,877	0.34%
Interest-bearing demand deposits	1,844,274	35,585	1.93	1,997,355	34,895	1.75	2,337,462	26,611	1.14
Money market deposits	3,752,199	138,924	3.70	3,324,362	119,506	3.59	2,262,369	45,626	2.02
Time deposits, excluding Brokered CDs	4,340,473	197,262	4.54	4,388,147	177,860	4.05	4,083,500	123,550	3.03

Total interest-bearing deposits, excluding
Brokered CDs	10,850,089	376,265	3.47	10,722,830	336,085	3.13	9,808,748	199,664	2.04
Brokered CDs	515,705	27,088	5.25	550,925	27,868	5.06	394,305	13,388	3.40

Total interest-bearing deposits	11,365,794	403,353	3.55	11,273,755	363,953	3.23	10,203,053	213,052	2.09
Federal funds purchased and securities sold under agreements to repurchase	1,847,789	90,768	4.91	2,185,067	106,032	4.85	2,329,204	74,747	3.21
Other short-term borrowings	860,348	43,856	5.10	461,018	23,759	5.15	433,797	14,609	3.37
Long-term funding	1,812,779	93,922	5.18	2,515,107	116,086	4.62	3,444,845	119,362	3.46

Total wholesale funding	4,520,916	228,546	5.06	5,161,192	245,877	4.76	6,207,846	208,718	3.36

Total interest-bearing liabilities	$15,886,710	$631,899	3.98%	$16,434,947	$609,830	3.71%	$16,410,899	$421,770	2.57%

Noninterest-bearing demand deposits	2,376,009			2,349,948			2,259,928
Accrued expenses and other liabilities	121,408			97,828			149,359
Stockholders’ equity	2,253,878			2,279,376			2,101,389

Total liabilities and stockholders’ equity	$20,638,005			$21,162,099			$20,921,575

Net interest income and rate spread(1)		$671,072	3.01%		$695,782	3.08%		$697,764	3.27%

Net interest margin(1)			3.60%			3.62%			3.64%

Taxable equivalent adjustment		$27,259			$26,233			$25,509

(1)	The yield on tax-exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.

(2)	Nonaccrual loans and loans held for sale have been included in the average balances.

(3)	Interest income includes net loan fees.

(4)	Commercial includes commercial, financial, and agricultural, real estate construction, commercial real estate, and lease financing; residential mortgage includes residential mortgage first liens; retail includes home equity lines, residential mortgage junior liens, and installment loans (such as educational and other consumer loans).

TABLE 3: Rate/Volume Analysis(1)

	2007 Compared to 2006			2006 Compared to 2005
	Increase (Decrease) Due to			Increase (Decrease) Due to

	Volume	Rate	Net	Volume	Rate	Net

	($ in Thousands)

Interest income:
Loans:(2)
Commercial	$21,379	$1,928	$23,307	$63,710	$111,579	$175,289
Residential mortgage	(26,427)	6,796	(19,631)	(6,570)	6,233	(337)
Retail	(3,210)	5,298	2,088	12,809	30,418	43,227

Total loans	(8,258)	14,022	5,764	69,949	148,230	218,179
Investment securities:
Taxable	(16,941)	7,922	(9,019)	(50,555)	17,856	(32,699)
Tax-exempt(2)	1,600	(858)	742	1,688	(1,490)	198
Short-term investments	(171)	43	(128)	(203)	603	400

Securities and short-term investments	(15,512)	7,107	(8,405)	(49,070)	16,969	(32,101)

Total earning assets(2)	$(23,770)	$21,129	$(2,641)	$20,879	$165,199	$186,078

Interest expense:
Savings deposits	$(405)	$1,075	$670	$(406)	$353	$(53)
Interest-bearing demand deposits	(2,793)	3,483	690	(4,315)	12,599	8,284
Money market deposits	15,754	3,664	19,418	27,702	46,178	73,880
Time deposits, excluding Brokered CDs	(1,952)	21,354	19,402	9,781	44,529	54,310

Total interest-bearing deposits, excluding Brokered CDs	10,604	29,576	40,180	32,762	103,659	136,421
Brokered CDs	(1,824)	1,044	(780)	6,484	7,996	14,480

Total interest-bearing deposits	8,780	30,620	39,400	39,246	111,655	150,901
Federal funds purchased and securities sold under
agreements to repurchase	(16,553)	1,289	(15,264)	(4,881)	36,166	31,285
Other short-term borrowings	20,358	(261)	20,097	968	8,182	9,150
Long-term funding	(31,603)	9,439	(22,164)	(33,955)	30,679	(3,276)

Total wholesale funding	(27,798)	10,467	(17,331)	(37,868)	75,027	37,159

Total interest-bearing liabilities	$(19,018)	$41,087	$22,069	$1,378	$186,682	$188,060

Net interest income(2)	$(4,752)	$(19,958)	$(24,710)	$19,501	$(21,483)	$(1,982)

(1)	The change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.

(2)	The yield on tax-exempt loans and securities is computed on a fully taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.

TABLE 4: Interest Rate Spread and Interest Margin (on a taxable equivalent basis)

	2007 Average				2006 Average				2005 Average

		% of				% of				% of
		Earning	Yield /			Earning	Yield /			Earning	Yield /
	Balance	Assets	Rate		Balance	Assets	Rate		Balance	Assets	Rate

	($ in Thousands)

Total loans	$15,132,634	81.2%	7.37%		$15,370,090	79.9%	7.22%		$14,347,707	74.8%	6.21%
Securities and short-term investments	3,512,136	18.8%	5.35%		3,859,759	20.1%	5.08%		4,833,923	25.2%	4.72%

Earning assets	$18,644,770	100.0%	6.99%		$19,229,849	100.0%	6.79%		$19,181,630	100.0%	5.84%

Financed by:
Interest-bearing funds	$15,886,710	85.2%	3.98%		$16,434,947	85.5%	3.71%		$16,410,899	85.6%	2.57%
Noninterest-bearing funds	2,758,060	14.8%			2,794,902	14.5%			2,770,731	14.4%

Total funds sources	$18,644,770	100.0%	3.39%		$19,229,849	100.0%	3.17%		$19,181,630	100.0%	2.20%

Interest rate spread			3.01%				3.08%				3.27%
Contribution from net free funds			0.59%				0.54%				0.37%

Net interest margin			3.60%				3.62%				3.64%

Average prime rate*			8.05%				7.96%				6.19%
Average federal funds rate*			4.95%				4.97%				3.20%
Average spread			310	bp			299	bp			299	bp

*	Source: Bloomberg

TABLE 5: Selected Average Balances

			Dollar	Percent
	2007	2006	Change	Change

	($ in Thousands)

ASSETS
Loans:
Commercial	$9,807,964	$9,527,264	$280,700	2.9%
Residential mortgage	2,292,606	2,760,454	(467,848)	(16.9)
Retail	3,032,064	3,082,372	(50,308)	(1.6)

Total loans	15,132,634	15,370,090	(237,456)	(1.5)
Investment securities:
Taxable	2,567,838	2,928,963	(361,125)	(12.3)
Tax-exempt	912,993	896,282	16,711	1.9
Short-term investments	31,305	34,514	(3,209)	(9.3)

Securities and short-term investments	3,512,136	3,859,759	(347,623)	(9.0)

Total earning assets	18,644,770	19,229,849	(585,079)	(3.0)
Other assets	1,993,235	1,932,250	60,985	3.2

Total assets	$20,638,005	$21,162,099	$(524,094)	(2.5)%

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Savings deposits	$913,143	$1,012,966	$(99,823)	(9.9)%
Interest-bearing demand deposits	1,844,274	1,997,355	(153,081)	(7.7)
Money market deposits	3,752,199	3,324,362	427,837	12.9
Time deposits, excluding Brokered CDs	4,340,473	4,388,147	(47,674)	(1.1)

Total interest-bearing deposits, excluding Brokered CDs	10,850,089	10,722,830	127,259	1.2
Brokered CDs	515,705	550,925	(35,220)	(6.4)

Total interest-bearing deposits	11,365,794	11,273,755	92,039	0.8
Short-term borrowings	2,708,137	2,646,085	62,052	2.3
Long-term funding	1,812,779	2,515,107	(702,328)	(27.9)

Total interest-bearing liabilities	15,886,710	16,434,947	(548,237)	(3.3)
Noninterest-bearing demand deposits	2,376,009	2,349,948	26,061	1.1
Accrued expenses and other liabilities	121,408	97,828	23,580	24.1
Stockholders’ equity	2,253,878	2,279,376	(25,498)	(1.1)

Total liabilities and stockholders’ equity	$20,638,005	$21,162,099	$(524,094)	(2.5)%

Provision for Loan Losses

The provision for loan losses in 2007 was $34.5 million, compared to $19.1 million and $13.0 million for 2006 and 2005, respectively. Net charge offs were $40.4 million for 2007, compared to $19.0 million for 2006 and $12.7 million for 2005. Net charge offs as a percent of average loans were 0.27%, 0.12%, and 0.09% for 2007, 2006, and 2005, respectively. At December 31, 2007, the allowance for loan losses was $200.6 million (including $3.0 million at acquisition from First National Bank, a community bank with a 1.01% allowance for loan losses to total loans ratio at acquisition). In comparison, the allowance for loan losses was $203.5 million at December 31, 2006, and $203.4 million at December 31, 2005 (including $13.3 million at acquisition from State Financial, a commercial bank with a 1.34% allowance for loan losses to total loans ratio at acquisition). The ratio of the allowance for loan losses to total loans was 1.29%, 1.37%, and 1.34% at December 31, 2007, 2006, and 2005, respectively. Nonperforming loans at December 31, 2007, were $163 million, compared to $142 million at December 31, 2006, and $99 million at December 31, 2005, representing 1.05%, 0.96%, and 0.65% of total loans, respectively.

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

Noninterest Income

Noninterest income was $344.8 million for 2007, up $49.3 million or 16.7% over 2006. Core fee-based revenue (as defined in Table 6 below) was $252.9 million for 2007, an increase of $19.9 million or 8.5% over 2006. Net mortgage banking income was $22.8 million compared to $14.8 million for 2006. All other noninterest income categories combined were $69.2 million, up $21.5 million compared to 2006. “Fee income” (defined in Table 6 below) as a percentage of “total revenue” (defined as taxable equivalent net interest income plus fee income) was 32.4% for 2007 compared to 29.5% for 2006.

TABLE 6: Noninterest Income

				% Change From
	Years Ended December 31,			Prior Year

	2007	2006	2005	2007	2006
	($ in Thousands)

Trust service fees	$42,629	$37,484	$35,017	13.7%	7.0%
Service charges on deposit accounts	101,042	91,593	86,783	10.3	5.5
Card-based and other nondeposit fees	47,558	42,661	37,439	11.5	13.9
Retail commissions	61,645	61,256	56,604	0.6	8.2

Core fee-based revenue	252,874	232,994	215,843	8.5	7.9
Mortgage banking income	39,467	32,888	52,209	20.0	(37.0)
Mortgage servicing rights expense	16,717	18,087	15,814	(7.6)	14.4

Mortgage banking, net	22,750	14,801	36,395	53.7	(59.3)
Bank owned life insurance (“BOLI”) income	17,419	16,155	9,942	7.8	62.5
Other	27,957	26,525	20,845	5.4	27.2

Subtotal (“fee income”)	321,000	290,475	283,025	10.5%	2.6%
Asset sale gains, net	15,607	304	3,945	N/M	(92.3)
Investment securities gains, net	8,174	4,722	4,116	73.1	14.7

Total noninterest income	$344,781	$295,501	$291,086	16.7%	1.5%

N/M = not meaningful

Trust service fees for 2007 were $42.6 million, up $5.1 million (13.7%) from 2006. The change was primarily the result of an improved stock market on new and retained business resulting in growth in assets under management, as well as changes to the pricing structure implemented in the fourth quarter of 2006. The market value of assets under management at December 31, 2007, was $6.1 billion compared to $5.8 billion at December 31, 2006.

Service charges on deposit accounts were $101.0 million, $9.4 million (10.3%) higher than 2006. The increase was due to higher nonsufficient funds / overdraft fees (attributable to higher volumes, processing changes, and a moderate fee increase in fourth quarter 2006), and, to a lesser degree, an increase in account service charges.

Card-based and other nondeposit fees were $47.6 million for 2007, an increase of $4.9 million (11.5%) from 2006, principally due to higher card-use volumes which increased inclearing and other card-related fees. Retail commissions (which include commissions from insurance and brokerage product sales) were $61.6 million for 2007, up $0.4 million (0.6%) compared to 2006. Within retail commissions, insurance commissions were unchanged at $44.4 million for both 2007 and 2006, while the increase in brokerage and variable annuity commissions (up $2.7 million to $11.4 million on a combined basis for 2007) were greater than the decline in fixed annuity commissions (down $2.3 million to $5.8 million for 2007).

Net mortgage banking income for 2007 was $22.8 million, up $7.9 million (53.7%) compared to 2006. Net mortgage banking income consists of gross mortgage banking income less mortgage servicing rights expense. Gross mortgage banking income (which includes servicing fees, the gain or loss on sales of mortgage loans to the secondary market and related fees, and the gain or loss on bulk servicing sales) was $39.5 million in 2007, an increase of $6.6 million (20.0%) compared to 2006. Since year-end 2006, the residential mortgage portfolio serviced for others (the “servicing portfolio”) included a $0.3 billion addition from the June 2007 acquisition of First National Bank, and a $2.7 billion reduction from two bulk servicing sales. In late March 2007, the Corporation sold approximately $2.3 billion of its servicing portfolio at an $8.4 million gain, while in late September 2007 approximately $0.4 billion of the servicing portfolio was sold at a $0.2 million gain. The Corporation periodically considers such bulk servicing sales to effectively manage earnings volatility risks. As a result, net gains on loan and servicing sales were up $10.0 million, with 2007 including the $8.6 million servicing sale gains, while 2006 included a $2.1 million unfavorable market valuation adjustment on the transfer of $0.3 billion of residential mortgage loans to loans held for sale in the fourth quarter of 2006. Servicing fees were down $3.4 million (15.2%), a function of the reduced servicing portfolio (down 16% on average from 2006) but aided partly by sub-servicing fees earned until transfer of the sold servicing. Secondary mortgage production was $1.48 billion for 2007, 8% higher than $1.37 billion for 2006.

Mortgage servicing rights expense includes both the base amortization of the mortgage servicing rights asset and increases or decreases to the valuation allowance associated with the mortgage servicing rights asset. Mortgage servicing rights expense is affected by the size of the servicing portfolio, as well as changes in the estimated fair value of the mortgage servicing rights asset. Mortgage servicing rights expense was $16.7 million for 2007 compared to $18.1 million for 2006, with $2.3 million lower base amortization (in line with the lower average servicing portfolio), partially offset by $1.0 million lower valuation reserve recovery (with a $1.4 million valuation recovery in 2007 compared to a $2.3 million valuation recovery in 2006). As mortgage interest rates rise, prepayment speeds are usually slower and the value of the mortgage servicing rights asset generally increases, requiring less valuation reserve.

Mortgage servicing rights, net of any valuation allowance, are carried in other intangible assets, net, on the consolidated balance sheets at the lower of amortized cost or estimated fair value. At December 31, 2007, the net mortgage servicing rights asset was $51.2 million, representing 80 bp of the $6.4 billion portfolio of residential mortgage loans serviced for others, compared to a net mortgage servicing rights asset of $66.6 million, representing 80 bp of the $8.3 billion mortgage portfolio serviced for others at December 31, 2006. Mortgage servicing rights are considered a critical accounting policy given that estimating their fair value involves an internal discounted cash flow model and assumptions that involve judgment, particularly of estimated prepayment speeds of the underlying mortgages serviced and the overall level of interest rates. See section “Critical Accounting Policies,” as well as Note 1, “Summary of Significant Accounting Policies,” of the notes to consolidated financial statements for the Corporation’s accounting policy for mortgage servicing rights and Note 5, “Goodwill and Intangible Assets,” of the notes to consolidated financial statements for additional disclosure.

BOLI income was $17.4 million, up $1.3 million from 2006, principally due to higher average BOLI balances between the years (up 9%). Other income was $28.0 million, an increase of $1.4 million (5.4%) versus 2006, with small to moderate increases in various revenues (such as ATM fees, international banking, and check processing revenues), partially offset by a $1.2 million decline in net derivatives gains, as 2006 included an $0.8 million net gain on the termination of all swaps hedging long-term, fixed-rate commercial loans.

Asset sale gains were $15.6 million for 2007 compared to $0.3 million for 2006, with 2007 including a $1.3 million gain on the sale of $32 million in student loans in March 2007, as well as $11.5 million in deposit premium and $2.5 million gain on fixed assets related to the sale of $224 million in deposits of 19 branches during the second half of 2007. Investment securities net gains for 2007 were $8.2 million, including gross gains of $9.1 million on the sales of equity securities, partially offset by a $0.9 million other-than-temporary impairment write-down on a common stock security. Investment securities net gains for 2006 were $4.7 million, including gains of $22.5 million on the sales of equity securities, partially offset by losses of $15.8 million (predominantly from the March 2006 sale of $0.7 billion of investment securities as part of the Corporation’s 2006 initiative to reduce wholesale funding) as well as a $2.0 million other-than-temporary impairment write-down on the Corporation’s holding of preferred stock securities. For additional data see section, “Investment Securities Portfolio,” and Note 1, “Summary of Significant Accounting Policies,” and Note 3, “Investment Securities,” of the notes to consolidated financial statements.

Noninterest Expense

Noninterest expense for 2007 was $534.9 million, an increase of $38.7 million or 7.8% over 2006. Personnel expense for 2007 was up $20.0 million or 7.1%, while collectively all other noninterest expenses were up $18.7 million or 8.8% compared to 2006.

TABLE 7: Noninterest Expense

				% Change From
	Years Ended December 31,			Prior Year

	2007	2006	2005	2007	2006
	($ in Thousands)

Personnel expense	$303,428	$283,431	$274,941	7.1%	3.1%
Occupancy	46,659	43,825	38,961	6.5	12.5
Equipment	17,908	17,466	16,792	2.5	4.0
Data processing	31,690	31,451	29,534	0.8	6.5
Business development and advertising	19,785	16,857	17,661	17.4	(4.6)
Stationery and supplies	6,824	7,082	6,956	(3.6)	1.8
Other intangible asset amortization expense	7,116	8,903	8,607	(20.1)	3.4
Postage expense	7,689	7,377	6,898	4.2	6.9
Legal and professional	11,841	12,723	11,051	(6.9)	15.1
Other	81,951	67,100	69,062	22.1	(2.8)

Total noninterest expense	$534,891	$496,215	$480,463	7.8%	3.3%

Personnel expense to Total noninterest expense	56.7%	57.1%	57.2%

Personnel expense (which includes salary-related expenses and fringe benefit expenses) was $303.4 million for 2007, up $20.0 million (7.1%) over 2006. Salary-related expenses increased $17.6 million (7.9%), with $2.3 million of the increase attributable to higher expense for stock options and restricted stock grants, as granting and vesting actions by the Corporation in 2005 afforded lower expense during 2006. The remaining $15.3 million increase in salary-related expenses included higher base salaries and commissions (up $8.4 million or 4.2%, including merit increases between the years), higher performance-based bonuses (up $4.2 million, as 2006 scaled back discretionary pay to a greater degree in response to the Corporation’s 2006 performance results), $1.5 million higher signing/retention bonuses (of which $0.7 million was related to the June 2007 acquisition of First National Bank), $0.5 million higher severance costs, and $0.7 million increased overtime/temporary help. Fringe benefit expenses increased $2.4 million (3.9%), primarily related to the increase in salary expense and higher 401k plan expense (given plan design changes starting in 2007), offset partly by lower pension plan expense (aided by returns on higher plan assets between the years). Average full-time equivalent employees were 5,114 for 2007, essentially unchanged from 5,115 for 2006, as severance plans that started in fourth quarter 2006 were effected through the first part of 2007, offsetting increases from the June 2007 acquisition and new hires.

Occupancy expense of $46.7 million for 2007 was higher than 2006 (up $2.8 million or 6.5%) due to the rise in underlying costs such as rent, maintenance and insurance. Equipment, data processing, and stationery and supplies expenses were minimally changed year over year. Business development and advertising of $19.8 million was up $2.9 million (17.4%) and postage was up (4.2%), due to normal inflationary cost increases and greater marketing for business generation. Other intangible asset amortization expense decreased $1.8 million (20.1%), attributable to the full amortization of certain intangible assets during 2006, more than offsetting increases from the June 2007 acquisition. Legal and professional expense of $11.8 million decreased modestly, down $0.9 million (6.9%). Other expense of $82.0 million increased $14.9 million (22.1%) over 2006, across various categories, but largely due to $4.6 million higher third party deposit network service costs, $3.7 million higher foreclosure-related and loan collection costs, $1.5 million higher card-based expense (in line with the increase in card-related fees), and a $2.3 million reserve for unfavorable litigation losses related to Visa, Inc. (“Visa”) anti-trust matters (to which the Corporation and other Visa member banks have direct and potential obligations to share in with Visa).

Income Taxes

Income tax expense for 2007 was $133.4 million compared to $133.1 million for 2006. The Corporation’s effective tax rate (income tax expense divided by income before taxes) was 31.8% in 2007 and 29.6% in 2006. The effective tax rate for 2006 benefited from the resolution of certain multi-jurisdictional tax issues for certain years and changes in exposure of uncertain tax positions, both resulting in the reduction of tax liabilities and income tax expense.

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

Loans

Total loans were $15.5 billion at December 31, 2007, an increase of $0.6 billion or 4.3% from December 31, 2006, with $0.3 billion added from First National Bank at acquisition and organic growth momentum coming primarily in the fourth quarter of 2007. Commercial loans were $10.3 billion, up $690 million or 7.2%, and represented 66% of total loans at the end of 2007, compared to 64% at year-end 2006. Retail loans grew $30 million or 1.0% to represent 20% of total loans compared to 21% at December 31, 2006, while residential mortgage loans decreased $85 million or 3.9% to represent 14% of total loans versus 15% for the prior year. The Corporation does not have a significant volume of nontraditional or subprime loan products.

TABLE 8: Loan Composition

	As of December 31,

	2007		2006		2005		2004		2003

		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

	($ in Thousands)

Commercial, financial, and agricultural	$4,281,091	28%	$3,677,573	24%	$3,417,343	22%	$2,803,333	20%	$2,116,463	21%
Commercial real estate	3,635,365	23	3,789,480	25	4,064,327	27	3,933,131	28	3,246,954	32
Real estate construction	2,260,766	14	2,047,124	14	1,783,267	12	1,459,629	11	1,077,731	10
Lease financing	108,794	1	81,814	1	61,315	—	50,718	—	38,968	—

Commercial	10,286,016	66	9,595,991	64	9,326,252	61	8,246,811	59	6,480,116	63
Home equity(1)	2,269,122	15	2,164,758	15	2,025,055	13	1,866,485	13	1,138,311	11
Installment	841,136	5	915,747	6	1,003,938	7	1,054,011	8	697,722	7

Retail	3,110,258	20	3,080,505	21	3,028,993	20	2,920,496	21	1,836,033	18
Residential mortgage	2,119,978	14	2,205,030	15	2,851,219	19	2,714,580	20	1,975,661	19

Total loans	$15,516,252	100%	$14,881,526	100%	$15,206,464	100%	$13,881,887	100%	$10,291,810	100%

(1)	Home equity includes home equity lines and residential mortgage junior liens.

Commercial loans are generally viewed as having more inherent risk of default than residential mortgage or retail loans. Also, the commercial loan balance per borrower is typically larger than that for residential mortgage and retail loans, inferring higher potential losses on an individual customer basis. Commercial loan growth through most of 2007 was muted partly as the Corporation purposefully adhered to risk/reward pricing disciplines (particularly in commercial real estate), and aggressively managed risks of certain targeted performing and nonperforming commercial loans, with growth momentum returning primarily in the fourth quarter.

Commercial, financial, and agricultural loans accounted for the majority of growth between year-end 2007 and 2006. Commercial, financial, and agricultural loans were $4.3 billion at the end of 2007, up $604 million or 16.4% since year-end 2006, and comprised 28% of total loans outstanding, up from 24% at the end of 2006. The commercial, financial, and agricultural loan classification primarily consists of commercial loans to middle market companies and small businesses. Loans of this type are in a diverse range of industries. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any. Within the commercial, financial, and agricultural classification, loans to finance agricultural production totaled less than 0.5% of total loans for all periods presented.

Commercial real estate primarily includes commercial-based loans that are secured by multifamily properties and nonfarm/nonresidential real estate properties. Commercial real estate totaled $3.6 billion at December 31, 2007, down $154 million or 4.1% from December 31, 2006, and comprised 23% of total loans outstanding versus 25% at year-end 2006. Commercial real estate loans involve borrower characteristics similar to those discussed for commercial loans and real estate construction projects. Loans of this type are mainly for business and industrial properties, multifamily properties, and community purpose properties. Loans are primarily made to customers based in Wisconsin, Illinois, and Minnesota. Credit risk is managed in a similar manner to commercial loans and real estate construction by employing sound underwriting guidelines, lending to borrowers in local markets and businesses, periodically evaluating the underlying collateral, and formally reviewing the borrower’s financial soundness and relationship on an ongoing basis.

Real estate construction loans grew $214 million or 10.4% to $2.3 billion, representing 14% of the total loan portfolio at the end of 2007, compared to $2.0 billion or 14% at the end of 2006. Loans in this classification are primarily short-term interim loans that provide financing for the acquisition or development of commercial real estate, such as multifamily or other commercial development projects. Real estate construction loans are made to developers and project managers who are well known to the Corporation, have prior successful project experience, and are well capitalized. Projects undertaken by these developers are carefully reviewed by the Corporation to ensure that they are economically viable. Loans of this type are primarily made to customers based in the Corporation’s tri-state market in which the Corporation has a thorough knowledge of the local market economy. The credit risk associated with real estate construction loans is generally confined to specific geographic areas but is also influenced by general economic conditions. The Corporation controls the credit risk on these types of loans by making loans in familiar markets to developers, underwriting the loans to meet the requirements of institutional investors in the secondary market, reviewing the merits of individual projects, controlling loan structure, and monitoring project progress and construction advances.

Retail loans totaled $3.1 billion at December 31, 2007, up $30 million or 1.0% compared to 2006, and represented 20% of the 2007 year-end loan portfolio versus 21% at year-end 2006. Loans in this classification include home equity and installment loans. Home equity consists of home equity lines and residential mortgage junior liens, while installment loans consist of educational loans, as well as short-term and other personal installment loans. Individual borrowers may be required to provide related collateral or a satisfactory endorsement or guaranty from another person, depending on the specific type of loan and the creditworthiness of the borrower. Credit risk for these types of loans is generally greatly influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral. Risks of loss are generally on smaller average balances per loan spread over many borrowers. Once charged off, there is usually less opportunity for recovery on these smaller retail loans. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guaranty positions.

Residential mortgage loans totaled $2.1 billion at the end of 2007, down $85 million or 3.9% from the prior year and comprised 14% of total loans outstanding versus 15% at year-end 2006. Residential mortgage loans include conventional first lien home mortgages and the Corporation generally limits the maximum loan to 80% of collateral value. As part of its management of originating and servicing residential mortgage loans, nearly all of the Corporation’s long-term, fixed-rate residential real estate mortgage loans are sold in the secondary market with servicing rights retained.

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

The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within our primary three-state area. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2007, no significant concentrations existed in the Corporation’s portfolio in excess of 10% of total loans.

TABLE 9: Loan Maturity Distribution and Interest Rate Sensitivity

	Maturity(1)

December 31, 2007	Within 1 Year(2)	1-5 Years	After 5 Years	Total

	($ in Thousands)

Commercial, financial, and agricultural	$3,483,533	$645,975	$151,583	$4,281,091
Real estate construction	1,991,830	244,072	24,864	2,260,766

Total	$5,475,363	$890,047	$176,447	$6,541,857

Fixed rate	$1,265,246	$783,428	$174,353	$2,223,027
Floating or adjustable rate	4,210,117	106,619	2,094	4,318,830

Total	$5,475,363	$890,047	$176,447	$6,541,857

Percent by maturity distribution	84%	13%	3%	100%

(1)	Based upon scheduled principal repayments.

(2)	Demand loans, past due loans, and overdrafts are reported in the “Within 1 Year” category.

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

The allowance for loan losses represents management’s estimate of an amount adequate to provide for probable credit losses in the loan portfolio at the balance sheet date. To assess the adequacy of the allowance for loan losses, an allocation methodology is applied by the Corporation which focuses on evaluation of several factors, including but not limited to: evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio, consideration of historical loan loss and delinquency experience on each portfolio category, trends in past due and nonperforming loans, the risk characteristics of the various classifications of loans, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect potential credit losses. Assessing these factors involves significant judgment. Therefore, management considers the allowance for loan losses a critical accounting policy — see section “Critical Accounting Policies” and further discussion in this section. See also management’s allowance for loan losses accounting policy in Note 1, “Summary of Significant Accounting Policies,” and Note 4, “Loans,” of the notes to consolidated financial statements for additional allowance for loan losses disclosures. Table 8 provides information on loan growth and composition, Tables 10 and 11 provide additional information regarding activity in the allowance for loan losses, and Table 12 provides additional information regarding nonperforming loans and assets.

At December 31, 2007, the allowance for loan losses was $200.6 million, compared to $203.5 million at December 31, 2006 and $203.4 million at December 31, 2005. The allowance for loan losses to total loans was 1.29%, 1.37%, and 1.34% at December 31, 2007, 2006 and 2005, respectively, and the allowance for loan losses covered 123%, 143% and 206% of nonperforming loans at December 31, 2007, 2006 and 2005, respectively. Changes in the allowance for loan losses are shown in Table 10. Credit losses, net of recoveries, are deducted from the allowance for loan losses. A direct increase to the allowance for loan losses comes from acquisitions. Finally, the provision for loan losses, a charge against earnings, is recorded to bring the allowance for loan losses to a level that, in management’s judgment, is adequate to absorb probable losses in the loan portfolio. With the deterioration of credit quality during 2007, rising net charge off and nonperforming loans ratios, and management’s assessment of the adequacy of the allowance for loan losses, the provision for loan losses of $34.5 million for 2007 was higher than the 2006 provision of $19.1 million and 2005 provision of $13.0 million.

Asset quality was under stress during 2007 with the Corporation experiencing elevated net charge offs (particularly during the second half of 2007) and higher nonperforming loan levels since mid-2006 compared to the Corporation’s historical trends. Industry issues impacting asset quality in 2007 included general economic factors such as rising energy prices, the fall of the dollar, and rumors of inflation or recession; softening commercial and residential real estate markets; pervasive subprime lending issues; and waning consumer confidence. The Corporation has been tightening underwriting guidelines over the past two years. While not immune to deteriorating credit conditions and declining real estate values, the Corporation managed commercial credit risks aggressively during 2007, such that the $20.2 million (14%) increase in nonperforming loans between year-end 2006 and 2007 was principally due to consumer-based credits.

Net charge offs were $40.4 million or 0.27% of average loans for 2007, compared to $19.0 million or 0.12% of average loans for 2006, and $12.7 million or 0.09% of average loans for 2005 (see Table 10). The increase in net charge offs between 2007 and 2006 was primarily due to a sizable increase in commercial charge offs (primarily related to several specific larger commercial credits), and due to a general rise in home equity and residential mortgage net charge offs.

For 2007, 60% of net charge offs came from commercial loans (and commercial loans represent 66% of total loans at year-end 2007), compared to 22% for 2006 and 21% for 2005, a result of the sizable increase in commercial charge offs in 2007 and with higher commercial recoveries driving the net charge off amounts for 2006 and 2005 to a greater degree than the gross charge offs. For 2007, retail loans (which represent 20% of total loans at year-end 2007) accounted for 35% of net charge offs, down from 70% for 2006 and 67% for 2005. Residential mortgages (representing 14% of total loans at year-end 2007) accounted for 5% of 2007 net charge offs, compared to 8% and 12% for 2006 and 2005, respectively. Gross charge offs of retail and residential mortgage loans have been rising over the past three years, as economic conditions, such as rising energy, health and other costs and a weakening housing market, have been impacting the consumer’s borrowing behavior and ability to pay back debt, while recoveries on these loans have remained relatively low. In absolute terms, the $21.4 million increase in net charge offs between 2007 and 2006 was primarily due to commercial net charge offs (up $19.8 million, including a singular $6 million fully charged off commercial credit), with smaller increases to retail (up $1.0 million) and residential mortgage (up $0.6 million). Loans charged off are subject to continuous review, and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses.

TABLE 10: Loan Loss Experience

	Years Ended December 31,

	2007			2006			2005			2004			2003
	($ in Thousands)

Allowance for loan losses, at beginning of year	$203,481			$203,404			$189,762			$177,622			$162,541
Balance related to acquisitions	2,991			—			13,283			14,750			—
Provision for loan losses	34,509			19,056			13,019			14,668			46,813
Loans charged off:
Commercial, financial, and agricultural	21,574			9,562			9,461			4,640			12,858
Commercial real estate	4,427			1,918			4,667			7,677			13,659
Real estate construction	2,559			1,287			612			16			1,140
Lease financing	150			140			259			245			385

Total commercial	28,710			12,907			14,999			12,578			28,042
Home equity	9,732			8,251			3,469			2,571			2,196
Installment	6,501			7,005			7,052			6,129			5,789

Total retail	16,233			15,256			10,521			8,700			7,985
Residential mortgage	2,306			2,344			2,223			924			1,080

Total loans charged off	47,249			30,507			27,743			22,202			37,107
Recoveries of loans previously charged off:
Commercial, financial, and agricultural	3,595			5,489			3,957			1,873			3,054
Commercial real estate	804			3,148			8,317			1,498			633
Real estate construction	252			—			37			—			3
Lease financing	26			23			—			3			—

Total commercial	4,677			8,660			12,311			3,374			3,690
Home equity	386			370			259			107			126
Installment	1,530			1,559			1,807			1,140			1,326

Total retail	1,916			1,929			2,066			1,247			1,452
Residential mortgage	245			939			706			303			233

Total recoveries	6,838			11,528			15,083			4,924			5,375

Net loans charged off	40,411			18,979			12,660			17,278			31,732

Allowance for loan losses, at end of year	$200,570			$203,481			$203,404			$189,762			$177,622

Ratios at end of year:
Allowance for loan losses to total loans	1.29%			1.37%			1.34%			1.37%			1.73%
Allowance for loan losses to net charge offs	5.0			10.7			16.1			11.0			5.6

Net loan charge offs (recoveries):		(A	)		(A	)		(A	)		(A	)		(A	)
Commercial, financial, and agricultural	$17,979	46		$4,073	12		$5,504	18		$2,767	12		$9,804	44
Commercial real estate	3,623	10		(1,230)	(3)		(3,650)	(10)		6,179	18		13,026	40
Real estate construction	2,307	11		1,287	6		575	4		16	—		1,137	12
Lease financing	124	14		117	16		259	48		242	52		385	102

Total commercial	24,033	25		4,247	4		2,688	3		9,204	13		24,352	38
Home equity	9,346	43		7,881	37		3,210	17		2,464	18		2,070	19
Installment	4,971	57		5,446	57		5,245	50		4,989	67		4,463	63

Total retail	14,317	47		13,327	43		8,455	29		7,453	36		6,533	36
Residential mortgage	2,061	9		1,405	5		1,517	5		621	3		847	4

Total net charge offs	$40,411	27		$18,979	12		$12,660	9		$17,278	15		$31,732	30

(A) — Ratio of net charge offs to average loans by loan type in basis points.
Net charge offs by type as a percent of total net charge offs:
Total commercial	60%			22%			21%			53%			77%
Total retail	35%			70%			67%			43%			20%
Residential mortgage	5%			8%			12%			4%			3%

TABLE 11: Allocation of the Allowance for Loan Losses

	As of December 31,
		% of		% of		% of		% of		% of
		Loan		Loan		Loan		Loan		Loan
		Type to		Type to		Type to		Type to		Type to
		Total		Total		Total		Total		Total
	2007	Loans	2006	Loans	2005	Loans	2004	Loans	2003	Loans
	($ in Thousands)

Allowance allocation:
Commercial, financial, & agricultural	$67,941	28%	$88,112	24%	$85,125	22%	$79,882	20%	$63,939	21%
Real estate construction	24,084	14	17,267	14	13,643	12	12,263	11	10,777	10
Commercial real estate	71,172	23	65,949	25	67,914	27	62,200	28	69,947	32
Lease financing	732	1	708	1	590	—	502	—	234	—

Total commercial	163,929	66	172,036	64	167,272	61	154,847	59	144,897	63
Home equity(1)(2)	20,045	15	10,452	15	11,047	13	10,453	13
Installment	5,353	5	10,584	6	12,169	7	11,247	8	7,449	7

Total retail	25,398	20	21,036	21	23,216	20	21,700	21	7,449	7
Residential mortgage(1)	11,243	14	10,409	15	12,916	19	13,215	20	15,784	30
Unallocated	—	—	—	—	—	—	—	—	9,492	—

Total allowance for loan losses	$200,570	100%	$203,481	100%	$203,404	100%	$189,762	100%	$177,622	100%

Allowance category as a percent of total allowance:
Commercial, financial, & agricultural	34%		43%		42%		42%		36%
Real estate construction	12		9		7		6		6
Commercial real estate	35		33		33		33		39
Lease financing	—		—		—		—		—

Total commercial	81		85		82		81		81
Home equity	10		5		6		6		—
Installment	3		5		6		6		4

Total retail	13		10		12		12		4
Residential mortgage	6		5		6		7		9
Unallocated	—		—		—		—		6

Total allowance for loan losses	100%		100%		100%		100%		100%

(1)	For 2003, residential mortgage includes home equity lines and residential mortgage junior liens.

(2)	For the years 2004 and beyond, home equity includes home equity lines and residential mortgage junior liens.

Determining the adequacy of the allowance for loan losses is a function of evaluating a number of factors, including but not limited to, changes in the loan portfolio (see Table 8), net charge offs (see Table 10), nonperforming loans (see Table 12), and evaluating specific credits. Growth and mix of loans impacts the overall inherent risk characteristics of the loan portfolio (see section “Loans” which discusses credit risks related to the different loan types). Total loans were $15.5 billion at December 31, 2007, up $0.6 billion or 4.3% from December 31, 2006, with growth occurring primarily in the fourth quarter of 2007 and including a change in the mix of loans. Commercial loans grew to represent 66% of total loans (compared to 64% at year-end 2006 and 61% at year-end 2005), while residential mortgage loans represented 14%, 15%, and 19% of total loans at December 31, 2007, 2006 and 2005, respectively. Retail loans were minimally changed, representing 20%, 21%, and 20% of total loans at year-end 2007, 2006 and 2005, respectively. Nonperforming loans increased 14% (from $142 million at year-end 2006 to $163 million for 2007), and grew as a percentage of total loans (from 0.96% at year-end 2006 to 1.05% at year-end 2007), primarily in residential mortgage and retail nonperforming loans, as customers addressed deteriorating real estate conditions and an uncertain economy. Nonperforming loans were $99 million and represented 0.65% of total loans at December 31, 2005. See Table 12 and section “Nonperforming Loans, Potential Problem Loans, and Other Real Estate Owned” for additional details and discussion.

The Corporation’s process designed to assess the adequacy of the allowance for loan losses includes an allocation methodology, as well as management’s ongoing review and grading of the loan portfolio into criticized loan categories (defined as specific loans warranting either specific allocation, or a criticized status of watch, special mention, substandard, doubtful, or loss). The allocation methodology focuses on evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio, consideration of historical loan loss and delinquency experience on each portfolio category, trends in past due and nonperforming loans, the risk characteristics of the various classifications of loans, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect potential credit losses. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the portfolio. The allocation of the Corporation’s allowance for loan losses for the last five years is shown in Table 11.

The allocation methodology used at December 31, 2007, 2006, and 2005 was comparable, whereby the Corporation segregated its loss factors allocations (used for both criticized and non-criticized loans) into a component primarily based on historical loss rates and a component primarily based on other qualitative factors that may affect loan collectibility. Management allocates the allowance for loan losses for credit losses by pools of risk. First, a valuation allowance estimate is established for specifically identified commercial and commercial real estate loans determined to be impaired by the Corporation, using discounted cash flows, estimated fair value of underlying collateral, and/or other data available. Second, management allocates allowance for loan losses with loss factors, for criticized loan pools by loan type as well as for non-criticized loan pools by loan type, primarily based on historical loss rates after considering loan type, historical loss and delinquency experience, and industry statistics. Loans that have been criticized are considered to have greater inherent risk of loss than non-criticized loans, as circumstances were present to support the lower loan grade, warranting higher loss factors. The loss factors applied in the methodology are expected to be relatively static year-over-year but are periodically re-evaluated. Loss factors assigned to criticized and non-criticized loan pools by type were similar between 2007 and 2006, but with refinements made in 2007 to loss factors assigned to certain criticized and non-criticized loss factors to align closer to historical loss levels. There were no changes in loss factors assigned to criticized and non-criticized loan pools by loan type between 2006 and 2005. And third, management allocates allowance for loan losses to absorb unrecognized losses that may not be provided for by the other components due to other factors evaluated by management, such as limitations within the credit risk grading process, known current economic or business conditions that may not yet show in trends, industry or other concentrations with current issues that impose higher inherent risks than are reflected in the loss factors, and other relevant considerations. Subsequent to 2003, this third allocation, which was previously noted in Table 11 as unallocated, was completely assigned to loan types, as reflected in Table 11.

At year-end 2007, 58% of the allowance for loan losses was allocated to criticized loans, which represented 12% of total loans. Comparatively, at year-end 2006, 56% of the allowance for loan losses was allocated to criticized loans, which represented 9% of total loans, and at year-end 2005, 48% of the allowance for loan losses was allocated to criticized loans, which represented 7% of total loans.. The mix of criticized loans also changed between the years, with commercial real estate criticized loans representing 55% of total criticized loans (compared to 52% at year-end 2006 and 47% at year-end 2005) and commercial, financial and agricultural criticized loans representing 37% of total criticized loans (compared to 40% at year-end 2006 and 45% at year-end 2005). This shift was supported in part by resolutions (workouts or charge offs) in 2007 of commercial, financial and agricultural loans provided for in the year-end 2006 allocation. See also section “Potential Problem Loans.”

Historically, the Corporation has allocated 80% or more of its allowance for loan losses to commercial loans, which have historically represented 60% or more of the total loan portfolio, and which have been the largest contributor of gross charge offs. The allocation of the allowance by loan type between 2007 and 2006 shifted from 85% allocated to commercial loans at year-end 2006 to 81% at year-end 2007, with a corresponding increase in allocation to consumer-based loans combined (from 15% at year-end 2006 to 19% at year-end 2007), consistent, in part, with the movement in residential mortgage and home equity nonperforming loans and net charge offs. Based on commercial asset quality metrics, management’s allowance analysis resulted in a lower allocation to total commercial (i.e., from 85% at year-end 2006 to 81% at year-end 2007). Management concluded this was appropriate given the underlying changing dynamics (e.g., lower historical net charge offs on commercial real estate versus commercial, financial and agricultural, a shift in the mix of criticized and nonperforming loans, and exiting of targeted distressed commercial credits in 2007).

The largest portion of the allowance at year-end 2007 was allocated to commercial real estate loans (including real estate construction) and was $95.3 million (up $12.0 million), representing 47% of the allowance for loan losses at year-end 2007 (versus 42% at year-end 2006). The additional amount allocated to commercial real estate loans was primarily based on a higher percentage of these loans in criticized categories (18% at year-end 2007 versus 12% at year-end 2006), an increase in nonperforming commercial real estate loans (69% of total commercial nonperforming loans at year-end 2007 compared to 63% at year-end 2006), and other indicators of a soft commercial real estate market, while the mix of commercial real estate loans declined from 39% of total loans at year-end 2006 to 37% of total loans at year-end 2007. The amount allocated to commercial, financial and agricultural loans, was $67.9 million (down $20.2 million), representing 34% of the allowance for loan losses at year-end 2007 versus 43% at year-end 2006. Even though commercial, financial and agricultural loans increased as a percentage of total loan mix (28% at year-end 2007 versus 24% at year-end 2006), the decline in the 2007 allowance allocation for these loans was supported primarily by 2007 resolutions (workouts or charge offs as noted above), evidenced further by a $8 million (19%) decrease in nonperforming commercial, financial and agricultural loans (representing 30% of total commercial nonperforming loans for year-end 2007 versus 37% at year-end 2006) and an increase in net charge offs ($18.0 million for 2007 versus $4.1 million for 2006). The allowance allocations to residential mortgage and home equity increased between 2007 and 2006 (to 6% and 10%, respectively, at year-end 2007 from 5% for each at year-end 2006), given the rise in residential mortgage and home equity nonperforming loans and net charge offs, as well as continued concerns about the weakening real estate market, rising energy prices, and general uncertainty in other economic conditions impacting these borrowers. The allowance allocation to installment loans decreased from 5% at year-end 2006 to 3% at year-end 2007 given the decline in installment loans as a percentage of total loan mix (5% at year-end 2007 versus 6% at year-end 2006), a reduction in net charge offs, and minimal change in nonperforming installment loans. Management believes the allowance for loan losses to be adequate at December 31, 2007.

At year-end 2006, 56% of the allowance for loan losses (compared to 48% at year-end 2005) was allocated to criticized loans, including $1 million of allowance provided for a commercial manufacturing credit disclosed in prior years ($3 million outstanding at December 31, 2006) for which management had continuing doubts concerning the future collectibility of the loan. During 2006, the Corporation received a $4 million paydown on this commercial manufacturing credit and, therefore, the provided allowance was reduced from $5 million to $1 million after evaluation of the remaining credit. The allocation of the allowance by loan type between 2006 and 2005 was minimally changed with an increase to commercial, financial, and agricultural and real estate construction, offset by a slight decrease to residential mortgage, home equity, and installment. The largest portion of the allowance at year-end 2006 was allocated to commercial, financial and agricultural loans, and was $88.1 million (up $3.0 million), representing 43% of the allowance for loan losses at year-end 2006 versus 42% at year-end 2005. The commercial, financial and agricultural allowance allocation was supported primarily by an increase in these loans as a percentage of total loan mix (24% at year-end 2006 versus 22% at year-end 2005) and concerns of rising costs and interest rates on the financial strength of commercial businesses, as otherwise there was minimal change to gross charge offs ($9.6 million for 2006 versus $9.5 million for 2005), no change in the percentage of these loans in criticized categories (15% at both year-end 2006 and 2005), and nonperforming commercial, financial and agricultural loans were flat (28% of total nonperforming loans for both year-end 2006 and 2005). The amount allocated to commercial real estate loans (including real estate construction) at year-end 2006 was $83.2 million (up $1.7 million), representing 42% of the allowance for loan losses at year-end 2006 (versus 40% at year-end 2005). The additional amount allocated to commercial real estate loans was primarily based on a higher percentage of these loans in criticized categories (12% at year-end 2006 versus 9% at year-end 2005), an increase in nonperforming commercial real estate loans (49% of total nonperforming loans at year-end 2006 compared to 41% at year-end 2005), and other indicators of a softening commercial real estate market, while the mix of commercial real estate loans was flat at 39% of total loans and net charge off activity was impacted by strong recoveries. The allowance allocations to residential mortgage, home equity, and installment loans were down slightly between 2006 and 2005 (with each decreasing from 6% at year-end 2005 to 5% at year-end 2006), though there continue to be concerns about the impact of rising rates on consumer debt, the growth in the use of home equity, the weakening housing market, and uncertainty in other economic conditions. Further, home equity nonperforming loans were up only $1 million between year-end 2006 and year-end 2005 (included in the retail category within Table 12). Therefore, management made no significant change in its allocation of allowance to home equity.

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

Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, loans 90 days or more past due but still accruing, and restructured loans. The Corporation specifically excludes from its definition of nonperforming loans student loan balances that are 90 days or more past due and still accruing and that have contractual government guarantees as to collection of principal and interest. The Corporation had approximately $14.7 million, $15.3 million, and $13.5 million at December 31, 2007, 2006, and 2005, respectively, of nonperforming student loans.

Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectibility of principal or interest on loans, management may place such loans on nonaccrual status immediately, rather than delaying such action until the loans become 90 days past due. Previously accrued and uncollected interest on such loans is reversed, amortization of related loan fees is suspended, and income is recorded only to the extent that interest payments are subsequently received in cash and a determination has been made that the principal balance of the loan is collectible. If collectibility of the principal is in doubt, payments received are applied to loan principal.

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

TABLE 12: Nonperforming Loans and Other Real Estate Owned

	December 31,
	2007	2006	2005	2004	2003
	($ in Thousands)

Nonaccrual loans:
Commercial	$105,780	$108,129	$68,304	$85,955	$95,786
Residential mortgage	33,737	19,290	15,912	16,088	11,937
Retail	13,011	9,315	11,097	10,718	6,221

Total nonaccrual loans	152,528	136,734	95,313	112,761	113,944
Accruing loans past due 90 days or more:
Commercial	3,039	1,631	148	659	5,791
Residential mortgage	—	—	—	—	80
Retail	7,079	4,094	3,122	1,494	1,624

Total accruing loans past due 90 days or more	10,118	5,725	3,270	2,153	7,495
Restructured loans (commercial)	—	26	32	37	43

Total nonperforming loans	162,646	142,485	98,615	114,951	121,482
Other real estate owned (OREO)	26,489	14,417	11,336	3,915	5,457

Total nonperforming assets	$189,135	$156,902	$109,951	$118,866	$126,939

Ratios at year end:
Nonperforming loans to total loans	1.05%	0.96%	0.65%	0.83%	1.18%
Nonperforming assets to total loans plus OREO	1.22%	1.05%	0.72%	0.86%	1.23%
Nonperforming assets to total assets	0.88%	0.75%	0.50%	0.58%	0.83%
Allowance for loan losses to nonperforming loans	123%	143%	206%	165%	146%
Allowance for loan losses to total loans at end of year	1.29%	1.37%	1.34%	1.37%	1.73%

Nonperforming assets by type:
Commercial, financial, and agricultural	$32,610	$40,369	$27,882	$40,545	$43,479
Commercial real estate	35,049	37,190	24,654	38,412	53,190
Real estate construction	39,837	32,079	15,805	7,245	4,062
Leasing	1,323	148	143	449	889

Total commercial	108,819	109,786	68,484	86,651	101,620
Home equity	16,209	10,044	9,072	8,102	4,645
Installment	3,881	3,365	5,147	4,110	3,200

Total retail	20,090	13,409	14,219	12,212	7,845
Residential mortgage	33,737	19,290	15,912	16,088	12,017

Total nonperforming loans	162,646	142,485	98,615	114,951	121,482
Commercial real estate owned	8,465	2,390	2,508	1,223	2,665
Residential real estate owned	10,308	6,382	4,175	2,563	2,663
Bank properties real estate owned	7,716	5,645	4,653	129	129

Other real estate owned	26,489	14,417	11,336	3,915	5,457

Total nonperforming assets	$189,135	$156,902	$109,951	$118,866	$126,939

Nonperforming loans were $163 million, $142 million, and $99 million at December 31, 2007, 2006, and 2005, respectively, reflecting in part the impact of the economy on the Corporation’s customers. The ratio of nonperforming loans to total loans at the end of 2007 was 1.05%, as compared to 0.96% and 0.65% at December 31, 2006 and 2005, respectively. The Corporation’s allowance for loan losses to nonperforming loans was 123% at year-end 2007, down from 143% at year-end 2006 and 206% at year-end 2005. Commercial nonperforming loans represented 67%, 77%, and 69% of total nonperforming loans at year-end 2007, 2006, and 2005, respectively, while consumer-related nonperforming loans (including residential mortgage and retail nonperforming loans) represented 33%, 23%, and 31%, respectively, for the same periods.

Between year-end 2007 and 2006, the management of nonperforming loans included tightening of underwriting guidelines and aggressively managing risks of commercial loans (performing and nonperforming); however, 2007 was also marked with general economic and industry declines with pervasive impact on consumer confidence, business and personal financial performance, and commercial and residential real estate markets. As a result of these factors and as shown in Table 12, total nonperforming loans were up 14%, with commercial nonperforming loans relatively flat between 2007 and 2006 (down $1 million), while consumer-related nonperforming loans were up $21 million between year ends, primarily as a result of deteriorating real estate conditions and the impact of the economy on these customers.

Between 2006 and 2005, the rise in nonperforming loans was impacted primarily by deterioration in certain commercial credits. The $41 million increase in commercial nonperforming loans between year-end 2006 and 2005 was primarily due to several large commercial credits across various industries adding $40 million (defined as commercial nonaccrual additions of $2 million or larger during 2006), net of the resolution of certain commercial credits. The $3 million increase in residential mortgage nonperforming loans was primarily attributable to consumers addressing the impact of rising interest rates, the start of a weakening housing market and the overall economy.

The following table shows, for those loans accounted for on a nonaccrual basis and restructured loans for the years ended as indicated, the approximate gross interest that would have been recorded if the loans had been current in accordance with their original terms and the amount of interest income that was included in interest income for the period.

TABLE 13: Foregone Loan Interest

	Years Ended December 31,
	2007	2006	2005
	($ in Thousands)

Interest income in accordance with original terms	$13,704	$13,683	$6,847
Interest income recognized	(5,520)	(6,369)	(3,157)

Reduction in interest income	$8,184	$7,314	$3,690

Potential Problem Loans: Potential problem loans are certain loans bearing criticized loan risk ratings by management but that are not in nonperforming status; however, there are circumstances present to create doubt as to the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that the Corporation expects losses to occur but that management recognized a higher degree of risk associated with these loans. The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the level of the allowance for loan losses. The loans that have been reported as potential problem loans are all commercial loans covering a diverse range of businesses and are not concentrated in a particular industry. At December 31, 2007, potential problem loans totaled $546 million, compared to $405 million at December 31, 2006, highlighting management’s uncertainty of the duration of asset quality stress and uncertainty around the magnitude and scope of economic stress that may be felt by the Corporation’s markets and customers and on underlying real estate values (residential and commercial). As a result, construction loans and commercial real estate loans accounted for approximately $100 million and $28 million, respectively, of the $141 million increase from year-end 2006 to year-end 2007, most of which are in the Corporation’s core market areas.

Other Real Estate Owned: Other real estate owned increased to $26.5 million at December 31, 2007, compared to $14.4 million at December 31, 2006 and $11.3 million at December 31, 2005. During 2007, the $12.1 million change in other real estate owned was due to a $6.1 million increase in commercial real estate owned (with $4.1 million attributable to 4 larger commercial foreclosures across our tri-state footprint), a $3.9 million increase in residential real estate owned (largely attributable to a $1.9 million Florida property), and a $2.1 million increase in bank properties no longer used for banking and reclassified into other real estate owned. The $3.1 million change in other real estate owned from 2005 to 2006 was predominantly due to a $2.2 million increase in residential real estate owned and the addition of five bank properties (totaling $1.0 million) no longer used for banking, partially offset by a $0.1 million decrease in commercial real estate owned. Net losses on sales of other real estate owned were $294,000 for 2007, compared to net gains on sales of other real estate owned of $764,000, and $735,000 for 2006 and 2005, respectively. Management actively seeks to ensure properties held are monitored to minimize the Corporation’s risk of loss.

Investment Securities Portfolio

The investment securities portfolio is intended to provide the Corporation with adequate liquidity, flexibility in asset/liability management, a source of stable income, and is structured with minimum credit exposure to the Corporation. At the time of purchase, the Corporation generally classifies its investment purchases as available for sale, consistent with these investment objectives, including possible securities sales in response to changes in interest rates or prepayment risk, the need to manage liquidity or regulatory capital, and other factors. Investment securities classified as available for sale are carried at fair value in the consolidated balance sheet.

At December 31, 2007, the total carrying value of investment securities was $3.5 billion, up $0.1 billion or 3.1% compared to December 31, 2006, and represented 16% of total assets for both periods. On average, the investment portfolio was $3.5 billion for 2007, down $0.3 billion compared to 2006, and represented 19% and 20% of average earning assets for 2007 and 2006, respectively. In October 2005, the Corporation began an initiative, which was completed in the third quarter of 2006, to use cash flows from maturing or sold investments to substantially reduce wholesale funding and repurchase common stock when opportunistic, toward improving the net interest margin, the balance sheet position, and the quality of earnings. As a result of this initiative, the total carrying value of investment securities at December 31, 2006, was $3.4 billion, down $1.3 billion or 27.1% compared to December 31, 2005, and represented 16% of total assets compared to 21% at year-end 2005.

TABLE 14: Investment Securities Portfolio

	At December 31,
	2007	% of Total	2006	% of Total	2005	% of Total
	($ in Thousands)

Investment Securities Available for Sale:
U.S. Treasury securities	$4,923	0%	$28,258	1%	$54,839	1%
Federal agency securities	75,272	2	79,148	2	212,225	5
Obligations of state and political subdivisions	964,616	27	910,290	27	956,444	20
Mortgage-related securities	2,224,198	63	2,137,556	62	3,047,134	65
Other securities (debt and equity)	259,393	8	283,185	8	446,847	9

Total amortized cost	$3,528,402	100%	$3,438,437	100%	$4,717,489	100%

U.S. Treasury securities	$4,936	0%	$28,261	1%	$54,577	1%
Federal agency securities	75,676	2	78,706	2	208,903	4
Obligations of state and political	980,989	28	926,511	27	977,728	21
subdivisions
Mortgage-related securities	2,222,103	63	2,107,460	61	2,995,512	64
Other securities (debt and equity)	259,315	7	295,683	9	474,885	10

Total fair value and carrying value	$3,543,019	100%	$3,436,621	100%	$4,711,605	100%

Net unrealized holding gains / (losses)	$14,617		$(1,816)		$(5,884)

At December 31, 2007, the Corporation’s securities portfolio did not contain securities of any single issuer that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 10% of stockholders’ equity or approximately $233 million.

Federal Reserve stock ($60.0 million and $57.0 million at year end 2007 and 2006, respectively) and Federal Home Loan Bank (“FHLB”) stock ($124.4 million and $128.6 million at year end 2007 and 2006, respectively) are included in other securities. The Corporation is required to maintain these equity securities as a member of both the

Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other tradable equity securities, their fair value is equal to amortized cost, and no other-than-temporary impairments have been recorded on these securities during 2007, 2006, or 2005. See also section “Liquidity.”

At December 31, 2007 and 2006, mortgage-related securities (which include predominantly mortgage-backed securities and collateralized mortgage obligations (CMOs)) represented 63% and 61%, respectively, of total investment securities based on fair value. The fair value of mortgage-related securities is subject to inherent risks based upon the future performance of the underlying collateral (i.e. mortgage loans) for these securities, such as prepayment risk and interest rate changes. The Corporation regularly assesses valuation and credit quality underlying these securities. During the 2007 assessments, no meaningful subprime exposure was identified.

During 2007, the Corporation determined a common stock holding (included in other securities) to have an other-than-temporary impairment that resulted in a write-down of $0.9 million on this common stock holding, while during 2006, the Corporation determined a preferred stock holding (included in other securities) to have an other-than-temporary impairment that resulted in a write-down of $2.0 million on this preferred stock holding (effectively reducing the carrying value of this preferred stock holding to zero). No other-than-temporary impairments were recorded against earnings during 2005. See Note 1, “Summary of Significant Accounting Policies,” and Note 3, “Investment Securities,” of the notes to consolidated financial statements for additional information.

TABLE 15: Investment Securities Portfolio Maturity Distribution (1) — At December 31, 2007

	Investment Securities Available for Sale - Maturity Distribution and Weighted Average Yield
			After one but		After five but						Total		Total
	Within one year		within five years		within ten years		After ten years		Mortgage-related and equity securities		Amortized Cost		Fair Value

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount

	($ in Thousands)

U. S. Treasury securities	$3,947	3.18%	$976	4.72%	$—	—	$—	—	$—	—	$4,923	3.49%	$4,936
Federal agency securities	52,185	4.58	23,087	4.41	—	—	—	—	—	—	75,272	4.53	75,676
Obligations of states and
political subdivisions(2)	92,506	6.94	403,957	6.90	368,881	6.28%	99,272	6.48%	—	—	964,616	6.62	980,989
Other debt securities	35,220	5.18	2,525	4.53	200	4.00	13,652	6.97	—	—	51,597	5.62	51,635
Mortgage-related securities	—	—	—	—	—	—	—	—	2,224,198	5.06%	2,224,198	5.06	2,222,103
Other equity securities	—	—	—	—	—	—	—	—	207,796	4.07	207,796	4.07	207,680

Total amortized cost	$183,858	5.85%	$430,545	6.74%	$369,081	6.28%	$112,924	6.54%	$2,431,994	4.98%	$3,528,402	5.42%	$3,543,019

Total fair value and carrying value	$184,525		$440,194		$374,448		$114,069		$2,429,783				$3,543,019

(1)	Expected maturities will differ from contractual maturities, as borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

(2)	Yields on tax-exempt securities are computed on a taxable equivalent basis using a tax rate of 35% and have not been adjusted for certain disallowed interest deductions.

Deposits

Deposits are the Corporation’s largest source of funds. Selected period-end deposit information is detailed in Note 7, “Deposits,” of the notes to consolidated financial statements, including a maturity distribution of all time deposits at December 31, 2007. A maturity distribution of certificates of deposits and other time deposits of $100,000 or more at December 31, 2007 is shown in Table 17. Table 16 summarizes the distribution of average deposit balances. See also section “Liquidity.”

The Corporation competes with other bank and nonbank institutions for deposits, as well as with a growing number of non-deposit investment alternatives available to depositors, such as mutual funds, money market funds, annuities, and other brokerage investment products. Competition for deposits remains high. Challenges to deposit growth include a usual cyclical decline in deposits historically experienced during the first quarter (noted as a challenge since the return of deposit balances may not be timely or by as much as the outflow), price changes on deposit products given movements in the rate environment and other competitive pricing pressures, and customer choices to higher-costing deposit products or to non-deposit investment alternatives. The Corporation’s deposit growth was impacted in 2007 (and is expected to continue to be affected in 2008) by these various factors (as well as by other items noted below), which also affected the cost of interest-bearing deposits (which averaged 3.55% for 2007, up 32 bp over 2006) and the mix of deposits.

At December 31, 2007, deposits were $14.0 billion, down $0.3 billion or 2.4% from December 31, 2006, primarily affected by $224 million of branch deposits sold in the second half of 2007 and a $228 million decline in brokered certificates of deposit, offset partly by $0.3 billion in deposits added from First National Bank at acquisition. In general, since year-end 2006, savings, noninterest-bearing demand and time deposits have declined, and higher-yielding money market and interest-bearing deposits have increased, as customer preferences shift deposits to products with greater flexibility and interest-rate potential. As a result of the factors noted above and inclusive of the acquired deposits and sold deposits, money market deposits grew to represent 28% of total deposits at December 31, 2007 (compared to 27% at year-end 2006), interest-bearing demand deposits grew to 14% of total deposits (versus 13% last year end), and brokered certificates of deposit fell correspondingly to 3% of total deposits (versus 5% last year end). Noninterest-bearing, savings and other time deposits remained unchanged at 19%, 6% and 30% of total deposits, respectively, at year-end 2007 and 2006.

On average, deposits were $13.7 billion for 2007, up $0.1 billion or 0.9% over the average for 2006. Similar to that seen for period end deposits, the mix of average deposits was also impacted by the shift in customer preferences, predominantly toward the product design and pricing features of money market deposits (up $0.4 billion on average between 2007 and 2006). For 2007 and 2006 as presented in Table 16, money market deposits grew to 27% of total average deposits for 2007, while savings declined to 7% and interest-bearing demand deposits declined to 13% of total average deposits for 2007.

TABLE 16: Average Deposits Distribution

	2007		2006		2005
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	($ in Thousands)

Noninterest-bearing demand deposits	$2,376,009	17%	$2,349,948	17%	$2,259,928	18%
Interest-bearing demand deposits	1,844,274	13	1,997,355	15	2,337,462	19
Savings deposits	913,143	7	1,012,966	8	1,125,417	9
Money market deposits	3,752,199	27	3,324,362	24	2,262,369	18
Brokered certificates of deposit	515,705	4	550,925	4	394,305	3
Other time and certificates of deposit	4,340,473	32	4,388,147	32	4,083,500	33

Total deposits	$13,741,803	100%	$13,623,703	100%	$12,462,981	100%

TABLE 17: Maturity Distribution-Certificates of Deposit and Other Time Deposits of $100,000 or More

	December 31, 2007
			Total Certificates of
	Certificates	Other	Deposits and Other
	of Deposit	Time Deposits	Time Deposits

	($ in Thousands)

Three months or less	$708,952	$53,140	$762,092
Over three months through six months	270,281	53,464	323,745
Over six months through twelve months	300,869	44,378	345,247
Over twelve months	186,068	—	186,068

Total	$1,466,170	$150,982	$1,617,152

Other Funding Sources

Other funding sources, including short-term borrowings and long-term funding (“wholesale funding”), were $5.1 billion at December 31, 2007, up $1.0 billion from $4.1 billion at December 31, 2006, primarily in short-term borrowings. See also section “Liquidity.” Long-term funding at December 31, 2007, was $1.9 billion, down $0.2 billion from December 31, 2006, due primarily to a decrease of $0.4 billion in long-term repurchase agreements, partially offset by a $0.2 billion increase in long-term FHLB advances. See Note 9, “Long-term Funding,” of the notes to consolidated financial statements for additional information on long-term funding.

Short-term borrowings are comprised primarily of Federal funds purchased; securities sold under agreements to repurchase; short-term FHLB advances; commercial paper; and treasury, tax, and loan notes. Short-term borrowings at December 31, 2007 were $3.2 billion, $1.2 billion higher than December 31, 2006 (primarily Federal funds purchased and treasury, tax and loan notes). The FHLB advances included in short-term borrowings are those with original contractual maturities of less than one year. The treasury, tax, and loan notes are demand notes representing secured borrowings from the U.S. Treasury, collateralized by qualifying securities and loans. This funding program provides funds at the discretion of the U.S. Treasury that may be called at any time. Many short-term borrowings, particularly Federal funds purchased and securities sold under agreements to repurchase, are expected to be reissued and, therefore, do not represent an immediate need for cash. See Note 8, “Short-term Borrowings,” of the notes to consolidated financial statements for additional information on short-term borrowings, and Table 18 for specific disclosure required for major short-term borrowing categories.

TABLE 18: Short-Term Borrowings

	December 31,
	2007	2006	2005
	($ in Thousands)

Federal funds purchased and securities sold under agreements to repurchase:
Balance end of year	$1,936,430	$1,313,786	$2,507,087
Average amounts outstanding during year	1,847,789	2,185,067	2,329,204
Maximum month-end amounts outstanding	2,281,308	3,176,814	2,570,114
Average interest rates on amounts outstanding at end of year	4.25%	5.01%	4.07%
Average interest rates on amounts outstanding during year	4.91%	4.85%	3.21%

On average, wholesale funding was $4.5 billion for 2007, down $0.6 billion or 12.4% from 2006, as a result of the wholesale funding reduction strategy cited previously. The mix of wholesale funding shifted in 2007 from long-term borrowing instruments to short-term borrowing instruments, with average long-term funding decreasing to 40.1% of wholesale funding compared to 48.7% in 2006. Long-term funding was down $0.7 billion, on average, comprised primarily of decreases of $0.4 billion in long-term bank notes, $0.1 billion in long-term FHLB advances, and $0.1 billion in long-term repurchase agreements. Within the short-term borrowing categories, average Federal funds purchased and securities sold under agreements to repurchase decreased $0.3 billion, while other short-term borrowing sources were up $0.4 billion (primarily short-term FHLB advances).

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

The Corporation’s internal liquidity management framework includes measurement of several key elements, such as wholesale funding as a percent of total assets and liquid assets to short-term wholesale funding. Strong capital ratios, credit quality, and core earnings are essential to retaining high credit ratings and, consequently, cost-effective access to the wholesale funding markets. A downgrade or loss in credit ratings could have an impact on the Corporation’s ability to access wholesale funding at favorable interest rates. As a result, capital ratios, asset quality measurements, and profitability ratios are monitored on an ongoing basis as part of the liquidity management process. At December 31, 2007, the Corporation was in compliance with its internal liquidity objectives.

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

TABLE 19: Credit Ratings at December 31, 2007

	Moody’s	S&P

Bank short-term	P1	A2
Bank long-term	A1	A-
Corporation short-term	P1	A2
Corporation long-term	A2	BBB+
Subordinated debt long-term	A3	BBB

The Parent Company’s primary funding sources are dividends and service fees from subsidiaries and proceeds from the issuance of equity. Dividends received in cash from subsidiaries totaled $273 million in 2007. At December 31, 2007, $65 million in additional dividends could be paid to the parent by its subsidiaries without obtaining prior regulatory approval, subject to the capital needs of the bank. As discussed in Item 1, the subsidiary bank is subject to regulation and, among other things, may be limited in its ability to pay dividends or transfer funds to the Parent Company. Accordingly, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available for the payment of cash dividends to the shareholder or for other cash needs.

The Corporation also has multiple funding sources that could be used to increase liquidity and provide additional financial flexibility. The Parent Company has available a $100 million revolving credit facility with established lines of credit from nonaffiliated banks, of which the entire amount was available at December 31, 2007. In addition, under the Parent Company’s $200 million commercial paper program, $35 million of commercial paper was outstanding and $165 million of commercial paper was available at December 31, 2007.

In May 2002, the Parent Company filed a “shelf” registration statement under which the Parent Company may offer up to $300 million of trust preferred securities. In May 2002, $175 million of trust preferred securities were issued, bearing a 7.625% fixed coupon rate. At December 31, 2007, $125 million was available under the trust-preferred “shelf” registration. In May 2001, the Parent Company filed a “shelf” registration statement whereby the Parent Company may offer up to $500 million of any combination of the following securities, either separately or in units: debt securities, preferred stock, depositary shares, common stock, and warrants. In August 2001, the Parent

Company issued $200 million in a subordinated note offering, bearing a 6.75% fixed coupon rate and 10-year maturity. At December 31, 2007, $300 million was available under the May 2001 “shelf” registration.

A bank note program associated with Associated Bank, National Association (the “Bank”), was established during 2000. Under this program, short-term and long-term debt may be issued. As of December 31, 2007, $250 million of long-term bank notes were outstanding and $225 million was available under the 2000 bank note program. A new bank note program was instituted during 2005, of which $2 billion was available at December 31, 2007. The 2005 bank note program will be utilized upon completion of the 2000 bank note program. The Bank has also established federal funds lines with major banks and the ability to borrow from the Federal Home Loan Bank ($1.3 billion was outstanding at December 31, 2007). The Bank also issues institutional certificates of deposit, from time to time offers brokered certificates of deposit and accepts Eurodollar deposits.

Investment securities are an important tool to the Corporation’s liquidity objective. As of December 31, 2007, all investment securities are classified as available for sale and are reported at fair value on the consolidated balance sheet. Of the $3.5 billion investment securities portfolio at December 31, 2007 (representing 16% of total assets), $2.2 billion was pledged to secure certain deposits or for other purposes as required or permitted by law, and $184 million of Federal Reserve and FHLB stock combined is “restricted” in nature and less liquid than other tradable equity securities (see section “Investment Securities Portfolio” and Note 3, “Investment Securities,” of the notes to consolidated financial statements). The majority of remaining securities could be pledged or sold to enhance liquidity, if necessary.

The FHLB of Chicago announced in October 2007 that is was under a consensual cease and desist order with its regulator, which among other things, restricts various future activities of the FHLB of Chicago. Such restrictions may limit or stop the FHLB from paying dividends or redeeming stock without prior approval. The FHLB of Chicago did not pay dividends for the fourth quarter of 2007.

As reflected in Table 21, the Corporation has various financial obligations, including contractual obligations and other commitments, which may require future cash payments. The time deposits with shorter maturities could imply near-term liquidity risk if such deposit balances do not rollover at maturity into new time or non-time deposits at the Corporation. However, the relatively short maturities in time deposits are not out of the ordinary to the Corporation’s historical experience of its customer base preference. As evidenced in Table 16, average other time and certificates of deposit were 32% of total average deposits for both 2007 and 2006, and were 33% of total average deposits for 2005. Many short-term borrowings, also shown in Table 21, particularly Federal funds purchased and securities sold under agreements to repurchase, can be reissued and, therefore, do not represent an immediate need for cash. See additional discussion in sections, “Net Interest Income,” “Investment Securities Portfolio,” and “Interest Rate Risk,” and in Note 3, “Investment Securities,” of the notes to consolidated financial statements. As a financial services provider, the Corporation routinely enters into commitments to extend credit. While contractual obligations represent future cash requirements of the Corporation, a significant portion of commitments to extend credit may expire without being drawn upon.

For the year ended December 31, 2007, net cash provided by operating and financing activities was $0.3 billion and $59 million, respectively, while investing activities used net cash of $0.2 billion, for a net increase in cash and cash equivalents of $0.1 billion since year-end 2006. Generally, during 2007, assets increased to $21.6 billion (up 3.5%) compared to year-end 2006. Wholesale funding and sales of other assets (primarily proceeds from the sales of $0.3 billion of residential mortgage loans, $32 million of student loans, and $18 million of mortgage servicing rights) were predominantly used to replenish the net decrease in deposits, finance the First National Bank acquisition, provide for common stock repurchases, and to pay cash dividends to the Corporation’s stockholders.

For the year ended December 31, 2006, net cash provided by operating and investing activities was $0.3 billion and $1.2 billion, respectively, while financing activities used net cash of $1.5 billion, for a net decrease in cash and cash equivalents of $10 million since year-end 2005. Generally, during 2006, assets declined $1.2 billion (5.6%) since year-end 2005 given the previously announced initiative to reduce wholesale funding. Investment securities proceeds from sales and maturities were used to reduce wholesale funding, as well as to provide for common stock repurchases and the payment of cash dividends to the Corporation’s shareholders.

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

The following table represents the Corporation’s consolidated static gap position as of December 31, 2007.

TABLE 20: Interest Rate Sensitivity Analysis

	December 31, 2007
	Interest Sensitivity Period
				Total Within
	0-90 Days	91-180 Days	181-365 Days	1 Year	Over 1 Year	Total

	($ in Thousands)

Earning assets:
Loans held for sale	$94,441	$—	$—	$94,441	$—	$94,441
Investment securities, at fair value	436,116	283,725	398,155	1,117,996	2,425,023	3,543,019
Loans	8,844,331	695,886	1,380,692	10,920,909	4,595,343	15,516,252
Other earning assets	34,118	—	—	34,118	—	34,118

Total earning assets	$9,409,006	$979,611	$1,778,847	$12,167,464	$7,020,366	$19,187,830

Interest-bearing liabilities:
Deposits(1)(2)	$3,112,722	$1,864,469	$3,014,361	$7,991,552	$5,572,724	$13,564,276
Other interest-bearing liabilities(2)	4,678,992	9,992	7,275	4,696,259	804,936	5,501,195
Interest rate swap	(200,000)	—	—	(200,000)	200,000	—

Total interest-bearing liabilities	$7,591,714	$1,874,461	$3,021,636	$12,487,811	$6,577,660	$19,065,471

Interest sensitivity gap	$1,817,292	$(894,850)	$(1,242,789)	$(320,347)	$442,706	$122,359
Cumulative interest sensitivity gap	$1,817,292	$922,442	$(320,347)
12 Month cumulative gap as a percentage of earning assets at December 31, 2007	9.5%	4.8%	(1.7)%

(1)	The interest rate sensitivity assumptions for demand deposits, savings accounts, money market accounts, and interest-bearing demand deposit accounts are based on current and historical experiences regarding portfolio retention and interest rate repricing behavior. Based on these experiences, a portion of these balances are considered to be long-term and fairly stable and are, therefore, included in the “Over 1 Year” category.

(2)	For analysis purposes, Brokered CDs of $410 million have been included with other interest-bearing liabilities and excluded from deposits.

The static gap analysis in Table 20 provides a representation of the Corporation’s earnings sensitivity to changes in interest rates. It is a static indicator that may not necessarily indicate the sensitivity of net interest income in a changing interest rate environment. As of December 31, 2007, the 12-month cumulative gap results were within the Corporation’s interest rate risk policy.

At year-end 2006, the Corporation had an interest rate risk neutral position as a result of issuing shorter-term funding, a shortening of the loan portfolio, and customer behavior to seek higher rate short-term funding over the course of 2006. (A neutral interest rate risk position means that the change in the repricing of assets nearly approximates the change in the repricing of liabilities. In falling and rising rate environments, a neutral sensitive bank will generally recognize approximately the same minor change in income.) The Corporation’s interest rate position continued to be neutral to rate changes at December 31, 2007. For 2008, the Corporation’s objective is to allow the interest rate profile to continue to move towards a more liability sensitive posture. However, the interest rate position is at risk to changes in other factors, such as the slope of the yield curve, competitive pricing pressures, changes in balance sheet mix from management action and/or from customer behavior relative to loan or deposit products. See also section “Net Interest Income.”

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

The resulting simulations for December 31, 2007, projected that net interest income would decrease by approximately 0.9% of budgeted net interest income if rates rose by a 100 bp shock, and projected that the net interest income would decrease by approximately 0.4% if rates fell by a 100 bp shock. This analytical result of changes in net interest income was realized as the balance sheet on December 31, 2006 was positioned to be neutral to changes in interest rates. At December 31, 2006, the 100 bp shock up was projected to decrease budgeted net interest income by approximately 0.3%, and the 100 bp shock down was projected to decrease budgeted net interest income by approximately 0.5%. As of December 31, 2007, the simulation of earnings results were within the Corporation’s interest rate risk policy.

Economic value of equity: Economic value of equity is another tool used to measure the impact of interest rates on the value of assets, liabilities, and off-balance sheet financial instruments. This measurement is a longer-term analysis of interest rate risk as it evaluates every cash flow produced by the current balance sheet.

These results are based solely on immediate and sustained parallel changes in market rates and do not reflect the earnings sensitivity that may arise from other factors. These factors may include changes in the shape of the yield curve, the change in spread between key market rates, or accounting recognition of the impairment of certain intangibles. The above results are also considered to be conservative estimates due to the fact that no management action to mitigate potential income variances is included within the simulation process. This action could include, but would not be limited to, delaying an increase in deposit rates, extending liabilities, using financial derivative products to hedge interest rate risk, changing the pricing characteristics of loans, or changing the growth rate of certain assets and liabilities. As of December 31, 2007, the projected changes for the economic value of equity were within the Corporation’s interest rate risk policy.

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

To hedge against rising interest rates, the Corporation may use interest rate caps. Counterparties to these interest rate cap agreements pay the Corporation based on the notional amount and the difference between current rates and strike rates. To hedge against falling interest rates, the Corporation may use interest rate floors. Like caps, counterparties to interest rate floor agreements pay the Corporation based on the notional amount and the difference between current rates and strike rates. There were no outstanding caps or floors for asset/liability management at December 31, 2007.

Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities

Through the normal course of operations, the Corporation has entered into certain contractual obligations and other commitments, including but not limited to those most usually related to funding of operations through deposits or debt, commitments to extend credit, derivative contracts to assist management of interest rate exposure, and to a lesser degree leases for premises and equipment. Table 21 summarizes significant contractual obligations and other commitments at December 31, 2007, at those amounts contractually due to the recipient, including any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

Table 21: Contractual Obligations and Other Commitments

	Note	One Year	One to	Three to	Over
	Reference	or Less	Three Years	Five Years	Five Years	Total

	($ in Thousands)

Time deposits	7	$3,840,290	$572,307	$71,094	$104,912	$4,588,603
Short-term borrowings	8	3,226,787	—	—	—	3,226,787
Long-term funding	9	528,521	917,500	199,553	219,197	1,864,771
Operating leases	6	13,901	24,190	17,193	22,879	78,163
Commitments to extend credit	14	4,637,537	1,264,904	698,176	120,731	6,721,348

Total		$12,247,036	$2,778,901	$986,016	$467,719	$16,479,672

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

The Corporation adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on January 1, 2007. As of December 31, 2007, the net liability for uncertain tax positions, including associated interest and penalties, was $30 million pursuant to FIN 48. This liability represents an estimate of tax positions that the Corporation has taken in its tax returns which may ultimately not be sustained upon examination by the tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability has been excluded from Table 21. See Note 1, “Summary of Significant Accounting Policies” and Note 13, “Income Taxes,” of the notes to consolidated financial statements for additional information and disclosure related to the adoption of FIN 48.

The Corporation may have a variety of financial transactions that, under generally accepted accounting principles, are either not recorded on the balance sheet or are recorded on the balance sheet in amounts that differ from the full contract or notional amounts.

The Corporation’s interest rate swap derivative contracts, under which the Corporation is required to either receive cash from or pay cash to counterparties depending on changes in interest rates applied to notional amounts, are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rate change. Because neither the derivative assets and liabilities, nor their notional amounts, represent the amounts that may ultimately be paid under these contracts, they are not included in Table 21. Related to the $118 million commitments to originate residential mortgage loans held for sale (included in Table 21 as part of commitments to extend credit), the Corporation had outstanding forward commitments to sell $199 million of loans to various investors as of December 31, 2007, both of which are derivatives carried on the consolidated balance sheet at their fair value (see Note 15, “Derivative and Hedging Activities,” of the notes to consolidated financial statements). For further information and discussion of derivative contracts, see section “Interest Rate Risk,” and Note 1, “Summary of Significant Accounting Policies,” and Note 15, “Derivative and Hedging Activities,” of the notes to consolidated financial statements.

The Corporation does not have significant off-balance sheet arrangements such as the use of special-purpose entities or securitization trusts. Residential mortgage loans sold to others (i.e., the off-balance sheet loans underlying the mortgage servicing rights asset) are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are most often sold on a nonrecourse basis. The Corporation’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability, which if subsequently are untrue or breached, could require the Corporation to repurchase certain loans affected. There have been insignificant instances of repurchase under representations and warranties. To a much lesser degree, the Corporation may sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and/or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At December 31, 2007, there were approximately $61 million of residential mortgage loans sold with such recourse risk, upon which there have been insignificant instances of repurchase.

In October 2004, the Corporation acquired a thrift. Prior to the acquisition, this thrift retained a subordinate position to the FHLB in the credit risk on the underlying residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. After acquisition, the Corporation no longer delivered loans to the FHLB under this program. At December 31, 2007, there were $1.5 billion of such residential mortgage loans with credit risk recourse, upon which there have been negligible historical losses.

The Corporation also has standby letters of credit (guarantees for payment to third parties of specified amounts if customers fail to pay, carried on-balance sheet at an estimate of their fair value of $3.7 million) of $629 million, and commercial letters of credit (off-balance sheet commitments generally authorizing a third party to draw drafts on us up to a stated amount and typically having underlying goods shipments as collateral) of $30 million at December 31, 2007. Since most of these commitments, as well as commitments to extend credit, are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. See section, “Liquidity” and Note 14, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements for further information.

During the fourth quarter of 2007, Visa announced that it had reached a settlement regarding certain litigation with American Express totaling $2.1 billion. Visa also disclosed in its annual report, filed during the fourth quarter of 2007, a $650 million liability related to pending litigation with Discover, as well as potential additional exposure for similar pending litigation related to other lawsuits against Visa (for which Visa has not recorded a liability). As a result of the indemnification agreement established as part of Visa’s restructuring transactions in October 2007, banks with a membership interest, including the Corporation, have obligations to share in certain losses with Visa, including these litigation matters. Accordingly, during the fourth quarter of 2007, the Corporation recorded a $2.3 million reserve and a corresponding charge to other noninterest expense for unfavorable litigation losses related to Visa, estimated in accordance with SFAS 5, “Accounting for Contingencies,” (“SFAS 5”) and FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34” (“FIN 45”).

Capital

Stockholders’ equity at December 31, 2007 was $2.3 billion, up $84 million compared to $2.2 billion at December 31, 2006. Stockholders’ equity is also described in Note 10, “Stockholders’ Equity,” of the notes to consolidated financial statements. The change in stockholders’ equity for 2007 was primarily composed of the retention of earnings, the issuance of common stock in connection with the First National Bank acquisition, and the exercise of stock options, partially offset by decreases to stockholders’ equity from the payment of cash dividends and the purchase of common stock. At December 31, 2007, stockholders’ equity included $2 million of accumulated other comprehensive loss compared to $16 million of accumulated other comprehensive loss at December 31, 2006. This $14 million change in accumulated other comprehensive loss resulted primarily from the change in the unrealized gain/loss position, net of the tax effect, on securities available for sale (i.e., from net unrealized losses of $1 million at December 31, 2006, to net unrealized gains of $10 million at December 31, 2007), as well as a $4 million improvement in accumulated other comprehensive loss due to after-tax changes in the funded status of the Corporation’s defined benefit pension and postretirement obligations and a $1 million unrealized loss on a cash flow hedge, net of the tax effect. Stockholders’ equity to assets at December 31, 2007 was 10.79%, compared to 10.76% at the end of 2006.

TABLE 22: Capital

	At December 31,
	2007	2006	2005
	(In Thousands, except per share data)

Total stockholders’ equity	$2,329,705	$2,245,493	$2,324,978
Tier 1 capital	1,566,872	1,546,037	1,597,826
Total capital	1,888,346	1,955,035	2,013,354
Market capitalization	3,444,764	4,490,695	4,413,845

Book value per common share	$18.32	$17.44	$17.15
Cash dividends per common share	1.22	1.14	1.06
Stock price at end of period	27.09	34.88	32.55
Low closing price for the period	25.23	30.27	29.09
High closing price for the period	35.43	35.13	34.74

Total equity / assets	10.79%	10.76%	10.52%
Tier 1 leverage ratio	7.83	7.82	7.58
Tier 1 risk-based capital ratio	9.06	9.42	9.73
Total risk-based capital ratio	10.92	11.92	12.26

Shares outstanding (period end)	127,160	128,747	135,602
Basic shares outstanding (average)	127,408	132,006	130,554
Diluted shares outstanding (average)	128,428	133,132	131,931

Other:
Shares repurchased under all authorizations
during the period, net of settlements	3,920	8,025	3,496
Shares remaining to be repurchased under
outstanding block authorizations at the end of
the period	3,855	1,375	2,591

Cash dividends paid in 2007 were $1.22 per share, compared with $1.14 per share in 2006, an increase of 7.0%. Cash dividends per share have increased at a 8.6% compounded rate during the past five years. For 2007, 54.5% of basic earnings per share were paid out as cash dividends per share (see Table 1).

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

The Corporation and its bank subsidiary continue to have a strong capital base. As of December 31, 2007 and 2006, the tier 1 risk-based capital ratios, total risk-based capital (tier 1 and tier 2) ratios, and tier 1 leverage ratios for the Corporation and its bank subsidiary were in excess of regulatory minimum requirements. It is management’s intent to exceed the minimum requisite capital levels. Regulatory capital ratios for the Corporation and its significant subsidiary are included in Note 18, “Regulatory Matters,” of the notes to consolidated financial statements.

The Board of Directors has authorized management to repurchase shares of the Corporation’s common stock to be made available for reissuance in connection with employee incentive plans and/or for other corporate purposes. During 2007, 3.9 million shares were repurchased under all authorizations for a combined total of $134 million, or an average cost of $34.15 per share. During 2006, 8.0 million shares were repurchased under all authorizations for a combined total of $263 million, or an average cost of $32.83 per share. The following provides additional details about the stock repurchases during 2007 and 2006.

For the Corporation’s employee incentive plans, the Board of Directors authorized the repurchase of up to 2.0 million shares per quarter. During 2007 no shares were repurchased under this authorization, while 6,480 shares were repurchased for $0.2 million (or $33.82 on average per share) during 2006.

Under various actions, the Board of Directors authorized the repurchase of shares, not to exceed specified amounts of the Corporation’s outstanding shares per authorization (“block authorizations”). During 2007, under the block authorizations, the Corporation repurchased (and cancelled) 4.0 million shares of its outstanding common stock for approximately $134 million (or $33.47 on average per share) under two accelerated share repurchase agreements. During 2006, under the block authorizations, the Corporation repurchased 8.0 million shares of its outstanding common stock (of which, 6.0 million were cancelled and 2.0 million were recorded to treasury stock) for approximately $263 million (or $32.90 on average per share) under three accelerated share repurchase agreements. In addition, the Corporation settled previously announced accelerated share repurchase agreements in shares in both 2007 and 2006. At December 31, 2007, approximately 3.9 million shares remain authorized to repurchase under the block authorizations. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities.

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

Fourth Quarter 2007 Results

Net income for fourth quarter 2007 was $64.8 million, $9.7 million or 13.0% lower than the $74.5 million earned in the fourth quarter of 2006. For fourth quarter 2007, both basic and diluted earnings per share were $0.51, compared to basic and diluted earnings per share of $0.58 and $0.57, respectively, for the fourth quarter of 2006. See Table 23 for selected quarterly information.

Net interest income for fourth quarter 2007 of $164 million was $1.8 million lower than fourth quarter 2006 and taxable equivalent net interest income of $171 million was $1.3 million lower between the fourth quarter periods. Volume variances and changes in the mix of earning assets and interest-bearing liabilities reduced taxable equivalent net interest income by $0.8 million and unfavorable rate changes resulted in a $0.5 million reduction (as lower yields on earning assets decreased taxable equivalent interest income by $6.0 million, but lower costs on interest-bearing liabilities decreased interest expense by $5.5 million).

Average balance sheet changes between the comparable quarters were impacted by the June 2007 acquisition (adding $0.3 billion of both loans and deposits), the January 2007 sale of $0.3 billion of residential mortgages, and branch sales ($0.2 billion of deposits) during the second half of 2007. Average earning assets were $18.8 billion for fourth quarter 2007, an increase of $135 million over fourth quarter 2006, with average loans up $68 million and securities and short-term investments up $67 million. The growth in average loans was comprised of increases on commercial loans (up $477 million) and home equity balances (up $86 million) and decreases in residential mortgages (down $422 million) and consumer installment loans (down $73 million), shifting the mix of loans. Average interest-bearing deposits were higher by $121 million, while noninterest-bearing demand deposits were lower by $109 million between the fourth quarter periods. Average wholesale funding balances increased $203 million between fourth quarter periods, the net of $460 million higher short-term borrowings and $257 million lower long-term debt.

The Federal Reserve lowered rates by 100 bp during the last four months of 2007, resulting in an average Federal funds rate for fourth quarter 2007 of 4.52%, 73 bp less than the level rate of 5.25% for fourth quarter 2006. The net interest margin was 3.62% in the fourth quarter of 2007, 2 bp lower than the same quarter in 2006, the net result of a 6 bp decrease in contribution from net free funds (primarily a function of lower balances of net free funds in 2007, especially noninterest-bearing deposits) and a 4 bp increase in interest rate spread. The improvement in interest rate spread was a result of an 11 bp decrease in the cost of interest-bearing liabilities (to 3.82% in fourth quarter

2007) offset in large part by a 7 bp decrease in the yield on earning assets (to 6.88%). The decrease in earning asset yield in fourth quarter 2007 was attributable primarily to lower loan yields (down 10 bp, to 7.23%), especially commercial loans and home equity lines given the repricing of adjustable rate loans and competitive pricing pressures in a declining rate environment. The 11 bp decrease in the cost of interest-bearing liabilities for the fourth quarter of 2007 consisted of lower rates on interest-bearing deposits (down 4 bp, as the lower rate environment was moderated by aggressive pricing to retain balances) and a more significant decline in wholesale funding costs (down 33 bp). The cost of short-term borrowings was down 69 bp, similar to the year-over-year decrease in average Federal funds rates, while the cost of long-term debt was up 19 bp, as lower costing debt matured and new issuances were added in the first half of 2007 before interest rates began to fall.

The provision for loan losses was $15.5 million for fourth quarter 2007 compared to $7.1 million for fourth quarter 2006, approximating net charge offs for each quarter. Net charge offs were $15.5 million, representing 0.40% of average loans for fourth quarter 2007, versus $7.0 million, or 0.18% of average loans, for fourth quarter 2006. See sections, “Loans,” “Allowance for Loan Losses,” and “Nonperforming Loans, Potential Problem Loans, and Other Real Estate Owned” for additional discussion.

Noninterest income in fourth quarter 2007 was $85.7 million compared to $74.5 million in fourth quarter 2006. Excluding net gains (or losses) on the sales of assets and investment securities, noninterest income was minimally changed (up $0.5 million). Core fee-based revenues (as defined in Table 6) were higher by $3.1 million (5.2%), while all other noninterest income categories were down $2.6 million on a combined basis, due primarily to a $1.2 million decrease in net mortgage banking income.

Asset sales gains were higher by $11.0 million, as the fourth quarter of 2007 recorded $9.8 million in premium on the sale of $182 million of deposits and fixed asset gains of $1.8 million on the sale of bank branches. Net losses on investment securities were $0.8 million in the fourth quarter of 2007, including a $0.9 million other-than-temporary impairment write-down on a common stock security, compared to net losses of $0.4 million in fourth quarter 2006, comprised of a $2.0 million other-than-temporary impairment write-down on a preferred stock holding offset by gains of $1.6 million on the sales of equity securities.

Regarding core-fee based revenues in the fourth quarter of 2007: service charges on deposits accounts were higher by $1.6 million, principally due to higher fees for nonsufficient funds and overdrafts given rates increases, processing changes and higher volumes; card-based and other nondeposit fees increased $0.8 million, notably check card inclearing fees reflecting increases in card-use volumes; trust service fees were up $0.8 million, due primarily to an increase in average assets under management; and retail commission income was down $0.1 million.

Net mortgage banking income was down $1.2 million between fourth quarter periods, with gross mortgage banking income down $0.5 million and mortgage servicing rights expense higher by $0.7 million, due largely to higher valuation reserve additions between the comparable quarters. BOLI income was down $0.9 million, with downward adjustments on cash surrender value policies in the fourth quarter of 2007, partially offset by increased revenue due to higher average balances year-over-year.

Noninterest expense for fourth quarter 2007 was $140 million, $15.7 million or 12.6% higher than fourth quarter 2006, reflecting higher personnel and other employee expenses, and costs related to litigation, loan collections and foreclosures. Personnel expense increased by $8.2 million. This increase was due to a $2.0 million increase in salary expenses, due principally to higher base salaries and commissions (up $1.9 million or 4%, including annual merit increases),and a $6.2 million increase in fringe benefit expenses, largely due to a $4.9 million increase in 401k/profit sharing expense (with a $4 million reduction in fourth quarter 2006 when profit sharing metrics were not met and given plan design changes starting in 2007) and $1.3 million higher other fringe benefits. All other noninterest expenses combined were $7.5 million or 13.4% higher than the fourth quarter of 2006, including a $2.3 million reserve recorded in the fourth quarter of 2007 for unfavorable litigation losses related to Visa anti-trust matters, $1.3 million higher foreclosure-related and loan collection costs, $1.2 higher miscellaneous employee expense (especially placement and relocation), and $1.1 million higher business development and advertising (for business generation efforts). The efficiency ratio (as defined under the section, “Overview”) was 56.78% for fourth quarter 2007 compared to 50.26% for fourth quarter 2006.

Income tax expense was down $5.1 million between the comparable quarters, with an effective tax rate of 31.3% for fourth quarter 2007, down slightly from 31.7% for fourth quarter 2006.

TABLE 23: Selected Quarterly Financial Data

The following is selected financial data summarizing the results of operations for each quarter in the years ended December 31, 2007 and 2006:

	2007 Quarter Ended
	December 31	September 30	June 30	March 31

	(In Thousands, except per share data)

Interest income	$318,967	$324,608	$317,673	$314,464
Interest expense	154,748	161,535	160,198	155,418

Net interest income	164,219	163,073	157,475	159,046
Provision for loan losses	15,501	8,733	5,193	5,082
Investment securities gains (losses), net	(815)	1,879	6,075	1,035
Income before income taxes	94,289	105,251	111,126	108,528
Net income	64,791	71,741	75,825	73,395

Basic earnings per share	$0.51	$0.57	$0.59	$0.57
Diluted earnings per share	$0.51	$0.56	$0.59	$0.57
Basic weighted average shares outstanding	127,095	126,958	127,606	127,988
Diluted weighted average shares outstanding	127,835	127,847	128,750	129,299

	2006 Quarter Ended
	December 31	September 30	June 30	March 31

	(In Thousands, except per share data)

Interest income	$322,966	$324,573	$321,297	$310,543
Interest expense	156,902	156,356	152,898	143,674

Net interest income	166,064	168,217	168,399	166,869
Provision for loan losses	7,068	3,837	3,686	4,465
Investment securities gains (losses), net	(436)	1,164	1,538	2,456
Income before income taxes	109,133	113,679	117,261	109,706
Net income	74,501	76,888	83,549	81,707

Basic earnings per share	$0.58	$0.58	$0.63	$0.60
Diluted earnings per share	$0.57	$0.58	$0.63	$0.60
Basic weighted average shares outstanding	129,202	131,520	132,259	135,114
Diluted weighted average shares outstanding	130,366	132,591	133,441	136,404

2006 Compared to 2005

The Corporation’s acquisition activity impacts financial results between 2006 and 2005, as 2006 includes full year operating results of the State Financial acquisition, while 2005 includes three months of State Financial activity. See also section “Business Combinations” and Note 2, “Business Combinations,” of the notes to consolidated financial statements. In October 2005, the Corporation began an initiative, which was completed in the third quarter of 2006, to use cash flows from maturing or sold investments to substantially reduce wholesale funding and repurchase common stock when opportunistic, toward improving the net interest margin, the balance sheet position, and the quality of earnings. In support of this initiative, the Corporation sold $0.7 billion of investment securities in the first quarter of 2006 and reduced wholesale funding by $1.9 billion between year-end 2005 and 2006.

For the year ended December 31, 2006, the Corporation recorded net income of $316.6 million, a decrease of $3.5 million or 1.1% from 2005. Basic earnings per share for 2006 were $2.40, a 2.0% decrease from 2005 basic earnings per share of $2.45. Earnings per diluted share were $2.38, a 2.1% decrease from 2005 diluted earnings per share of $2.43. Return on average assets was 1.50% for 2006 compared to 1.53% for 2005. Return on average equity was 13.89% and 15.24% for 2006 and 2005, respectively. Cash dividends of $1.14 per share paid in 2006 increased by 7.5% over 2005. Key factors behind these results are discussed below.

Taxable equivalent net interest income was $695.8 million for 2006, $2.0 million or 0.3% lower than 2005. Taxable equivalent interest income increased $186.1 million, while interest expense increased by $188.1 million. As shown in Table 3, the $2.0 million decrease in taxable equivalent net interest income was a function of unfavorable interest rate changes, substantially offset by favorable volume variances. The growth and change in mix of earning assets added $20.9 million to taxable equivalent net interest income, while the growth and composition of interest-bearing liabilities cost an additional $1.4 million, for a net favorable volume impact of $19.5 million. Rate changes on earning assets increased interest income by $165.2 million, while changes in rates on interest-bearing liabilities raised interest expense by $186.7 million, for a net unfavorable rate impact of $21.5 million.

The net interest margin for 2006 was 3.62%, 2 bp lower than 3.64% in 2005. The 2 bp compression in net interest margin was attributable to a 19 bp decrease in interest rate spread (the net of a 114 bp increase in the cost of interest-bearing liabilities and a 95 bp increase in the yield on earning assets), largely offset by 17 bp higher contribution from net free funds (attributable to the higher interest rate environment in 2006 which increased the value of noninterest-bearing demand deposits, a principal component of net free funds). Net interest income and net interest margin were both impacted by a prolonged flattening of the yield curve in both 2005 and 2006, as well as by competitive pricing pressures on loans and deposits.

Average earning assets were $19.2 billion in 2006, up slightly ($48,000 or 0.3%) from 2005, with the full year impact of State Financial and organic growth adding to earning assets, while corporate initiatives reduced the level of investment securities. Average interest-bearing liabilities of $16.4 billion in 2006 were up nominally ($24,000 or 0.1%) versus 2005, and net free funds (predominantly noninterest-bearing deposits) increased $24 million or 0.9%.

Total loans were $14.9 billion at December 31, 2006, a decrease of $0.3 billion (2.1%) from December 31, 2005, impacted in part by a $0.3 billion transfer of residential mortgage loans to loans held for sale in December 2006. Excluding the transfer of the residential mortgage loans to loans held for sale, total loans were relatively flat (down 0.2%). Commercial loans grew $270 million and represented 64% of total loans at the end of 2006 (compared to 61% at year-end 2005), and retail loans grew $52 million and represented 21% of total loans (versus 20% at year-end 2005). Residential mortgage loans decreased $646 million to represent 15% of total loans at December 31, 2006 versus 19% at year-end 2005. Total deposits were $14.3 billion at December 31, 2006, up $0.7 billion (5.5%) over December 31, 2005, with growth in noninterest-bearing demand, money market, and time deposits overcoming declines in savings and interest-bearing demand deposits.

Credit quality in 2006 was impacted primarily by deterioration in certain commercial credits, resulting in an increase in nonperforming loans. Nonperforming loans were $142 million, representing 0.96% of total loans at year-end 2006, compared to $99 million or 0.65% of total loans at year-end 2005. Net charge offs were $19.0 million in 2006 (or 0.12% of average loans) compared to $12.7 million in 2005 (or 0.09% of average loans). The provision for loan losses was $19.1 million and 13.0 million, respectively, for 2006 and 2005, approximating the level of net charge offs for each year. At year-end 2006, the allowance for loan losses represented 1.37% of total loans (covering 143% of nonperforming loans), compared to 1.34% (covering 206% of nonperforming loans) at year-end 2005. See also sections “Provision for Loan Losses,” “Allowance for Loan Losses,” and “Nonperforming Loans, Potential Problem Loans, and Other Real Estate Owned.”

As shown in Table 6, noninterest income was $295.5 million for 2006, $4.4 million (1.5%) higher than 2005. Core fee-based revenues totaled $233.0 million for 2006, up 7.9% over $215.8 million for 2005, due to a combination of increased volumes and improved pricing. Net mortgage banking income was $14.8 million for 2006, compared to $36.4 million in 2005. The majority of the decrease in net mortgage banking income was attributable to the $2.1 million unfavorable market valuation adjustment associated with the December 2006 transfer of $0.3 billion of residential mortgage loans to loans held for sale, a $5.3 million gain on the $10.1 million bulk servicing sale in the fourth quarter of 2005, and less favorable valuation recoveries on the mortgage servicing rights asset in 2006 compared to 2005 (i.e., a $2.3 million valuation recovery in 2006 compared to a $7.3 million valuation recovery in 2005). BOLI income was $16.2 million, up $6.2 million from 2005, principally due to higher average BOLI balances between the years (up 22%) and underlying rate increases of the BOLI investments. Other income was $26.5 million, up $5.7 million versus 2005. Excluding the $6.9 million favorable change in net derivatives gains between the years (as described in section, “Critical Accounting Policies”) and a $4.5 million non-recurring gain due to cash received from the dissolution of stock in a regional ATM network in 2005, other income was up $3.3 million, with higher check charge income, ATM-based fees, safe deposit box rent, and other ancillary banking or miscellaneous sources of income, due mostly to the full year inclusion of State Financial. Net asset sale and investment securities gains combined were down $3.0 million, with 2006 including gains of $22.5 million on the sales of equity securities, partially offset by losses of $15.8 million as well as a $2.0 million other-than-temporary impairment write-down on the Corporation’s holding of preferred stock securities, while 2005 included gains of $4.3 million on the sales of equity securities, offset by losses of $0.2 million on the sale of mortgage-related securities, and a $1.6 million net premium on the sale of $17 million in branch deposits.

As shown in Table 7, noninterest expense was $496.2 million, up $15.8 million (3.3%) over 2005, reflecting rising costs and a larger operating base on average between 2006 and 2005, mitigated by lower performance-based bonuses and monitored discretionary spending. Personnel expense increased $8.5 million or 3.1% over 2005, in part as the Corporation paid on average 2.6% more full time equivalent employees during 2006 than during 2005, paid merit increases in 2006 and incurred higher health benefit costs, offset in part by lower performance-based bonuses in light of 2006 financial results and / or business line / regional performance results. All remaining noninterest expense categories on a combined basis increased $7.3 million or 3.5% over 2005. While expenses were up in absolute terms, the efficiency ratio (as defined under the section “Overview”) was 50.31% for 2006 and 48.99% for 2005.

Income tax expense of $133.1 million was down $16.6 million from 2005. The effective tax rate for 2006 was 29.6% compared to 31.9% for 2005. The decline in the effective tax rate was primarily due to the resolution of certain multi-jurisdictional tax issues, as well as changes in exposure of uncertain tax positions in 2006, both resulting in the reduction of tax liabilities and income tax expense.

Subsequent Events

On January 23, 2008, the Board of Directors declared a $0.31 per share dividend payable on February 15, 2008, to shareholders of record as of February 7, 2008. This cash dividend has not been reflected in the accompanying consolidated financial statements.

Future Accounting Pronouncements

Note 1, “Summary of Significant Accounting Policies,” of the notes to consolidated financial statements discusses new accounting policies adopted by the Corporation during 2007. The expected impact of accounting policies recently issued or proposed but not yet required to be adopted are discussed below. To the extent the adoption of new accounting standards materially affects the Corporation’s financial condition, results of operations, or liquidity, the impacts are discussed in the applicable sections of this financial review and the notes to consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised December 2007), “Business Combinations” (“SFAS 141R”), which replaces FASB Statement No. 141, “Business Combinations.” This statement requires an acquirer to recognize identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their full fair values at that date, with limited exceptions. Assets and liabilities assumed that arise from contractual contingencies as of the acquisition date must also be measured at their acquisition-date full fair values. SFAS 141R requires the acquirer to recognize goodwill as of the acquisition date, and in the case of a bargain purchase business combination, the acquirer shall recognize a gain. Acquisition-related costs are to be expensed in the periods in which the costs are incurred and the services are received. Additional presentation and disclosure requirements have also been established to enable financial statement users to evaluate and understand the nature and financial effects of business combinations. SFAS 141R is to be applied prospectively for acquisition dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Corporation will adopt SFAS 141R when required in 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 requires noncontrolling interests to be treated as a separate component of equity, rather than a liability or other item outside of equity. This statement also requires the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the income statement. Changes in a parent’s ownership interest, as long as the parent retains a controlling financial interest, must be accounted for as equity transactions, and should a parent cease to have a controlling financial interest, SFAS 160 requires the parent to recognize a gain or loss in net income. Expanded disclosures in the consolidated financial statements are required by this statement and must clearly identify and distinguish between the interest of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is to be applied prospectively for fiscal years beginning on or after December 15, 2008, with the exception of presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Corporation will adopt SFAS 160 when required in 2009 and is in the process of assessing the impact on its results of operations, financial position, and liquidity.

In November 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings,” (“SAB 109”). This SAB discusses the SEC’s views regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. SAB 109 supersedes SAB 105 and is consistent with the guidance in SFAS No. 156, “Accounting for Servicing of Financial Assets,” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” in which the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. Consistent with the requirements of SAB 105, SAB 109 also requires internally-developed intangible assets (such as customer relationship intangible assets) to not be recorded as part of the fair value of a derivative loan commitment. SAB 109 is to be applied prospectively to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Corporation will adopt SAB 109 when required in 2008. The Corporation is currently assessing the impact of SAB 109, which could have a material impact to the Corporation’s results of operations depending on the volume of loan commitments, the level of mortgage interest rates, and other factors. While future results are inherently difficult to predict, had SAB 109 been applied at December 31, 2007, the fair value mark on commitments to originate residential mortgage loans held for sale would have been approximately $1 million higher.

In June 2007, the FASB ratified the consensus reached by the EITF in Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 examines an employer’s deductibility of compensation expense for dividends or dividend equivalents that are charged to retained earnings on employee-held, equity-classified nonvested shares, nonvested share units, or outstanding options (“affected securities”). A consensus was reached that an employer should recognize a realized tax benefit associated with dividends on affected securities charged to retained earnings as an increase in additional-paid-in-capital (“APIC”). The amount recognized in APIC should also be included in the APIC pool. Additionally, when an employer’s estimate of forfeitures increases or actual forfeitures exceed its estimates, EITF 06-11 requires the amount of tax benefits previously recognized in APIC to be reclassified into the income statement; however, the amount reclassified is limited to the APIC pool balance on the reclassification date. EITF 06-11 is to be applied prospectively in fiscal years beginning after December 15, 2007, and interim periods within those fiscal periods. The Corporation will adopt EITF 06-11 as required in 2008, with no material impact on its results of operations, financial position, and liquidity.

In March 2007, the FASB ratified the consensus reached by the EITF in Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements,” (“EITF 06-10”). EITF 06-10 requires companies with collateral assignment split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods to recognize a liability for future benefits based on the substantive agreement with the employee. Recognition should be in accordance with FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” or APB Opinion No. 12, “Omnibus Opinion — 1967,” depending on whether a substantive plan is deemed to exist. Companies are permitted to recognize the effects of applying the consensus through either (1) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets as of the beginning of the year of adoption or (2) a change in accounting principle through retrospective application to all prior periods. EITF 06-10 is effective for fiscal years beginning after December 15, 2007, with early adoption permitted. The Corporation will adopt EITF 06-10 as required in 2008, with no material impact on its results of operations, financial position, and liquidity.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement permits companies to choose, at specified election dates, to measure several financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The decision about whether to elect the fair value option is generally applied on an instrument by instrument basis, is applied only to an entire instrument, and is irrevocable. Once companies elect the fair value option for an item, SFAS 159 requires them to report unrealized gains and losses on it in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons (a) between companies that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of a company that selects different measurement attributes for similar assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. At January 1, 2008, the Corporation has not elected a change to the fair value option for any financial instrument not currently required to be measured at fair value.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). According to SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability by establishing a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value measurements must then be disclosed separately by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Corporation will adopt SFAS 157 as required in 2008, with no material impact at adoption on its results of operations, financial position, and liquidity.

In September 2006, the FASB ratified the consensus reached by the EITF in Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (“EITF 06-4”). EITF 06-4 requires companies with endorsement type split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods to recognize a liability for future benefits based on the substantive agreement with the employee. Recognition should be in accordance with FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” or APB Opinion No. 12, “Omnibus Opinion — 1967,” depending on whether a substantive plan is deemed to exist. Companies are permitted to recognize the effects of applying the consensus through either (1) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets as of the beginning of the year of adoption or (2) a change in accounting principle through retrospective application to all prior periods. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with early adoption permitted. The Corporation will adopt EITF 06-4 as required in 2008, with no material impact on its results of operations, financial position, and liquidity.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item is set forth in Item 7 under the captions “Quantitative and Qualitative Disclosures about Market Risk” and “Interest Rate Risk.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ASSOCIATED BANC-CORP
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In Thousands,
	except share and per
	share data)

ASSETS
Cash and due from banks	$553,031	$458,344
Interest-bearing deposits in other financial institutions	11,671	10,505
Federal funds sold and securities purchased under agreements to resell	22,447	13,187
Investment securities available for sale, at fair value	3,543,019	3,436,621
Loans held for sale	94,441	370,758
Loans	15,516,252	14,881,526
Allowance for loan losses	(200,570)	(203,481)

Loans, net	15,315,682	14,678,045
Premises and equipment, net	197,446	196,007
Goodwill	929,168	871,629
Other intangible assets, net	92,220	109,234
Other assets	832,958	717,054

Total assets	$21,592,083	$20,861,384

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$2,661,078	$2,756,222
Interest-bearing deposits, excluding Brokered certificates of deposit	10,903,198	10,922,274
Brokered certificates of deposit	409,637	637,575

Total deposits	13,973,913	14,316,071
Short-term borrowings	3,226,787	2,042,685
Long-term funding	1,864,771	2,071,142
Accrued expenses and other liabilities	196,907	185,993

Total liabilities	19,262,378	18,615,891

Stockholders’ equity
Preferred stock (Par value $1.00 per share, authorized 750,000 shares, no shares issued)	—	—
Common stock (Par value $0.01 per share, authorized 250,000,000 shares, issued 127,753,608, and 130,426,588 shares at
December 31, 2007 and 2006, respectively)	1,278	1,304
Surplus	1,040,694	1,120,934
Retained earnings	1,305,136	1,189,658
Accumulated other comprehensive loss	(2,498)	(16,453)
Treasury stock, at cost (428,910 shares in 2007 and
1,552,086 shares in 2006)	(14,905)	(49,950)

Total stockholders’ equity	2,329,705	2,245,493

Total liabilities and stockholders’ equity	$21,592,083	$20,861,384

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2007	2006	2005
	(In Thousands, except per share data)

INTEREST INCOME
Interest and fees on loans	$1,111,919	$1,106,903	$889,374
Interest and dividends on investment securities and deposits in other financial institutions:
Taxable	122,961	131,952	164,404
Tax-exempt	39,897	39,434	39,310
Interest on federal funds sold and securities purchased under agreements to resell	935	1,090	937

Total interest income	1,275,712	1,279,379	1,094,025

INTEREST EXPENSE
Interest on deposits	403,353	363,953	213,052
Interest on short-term borrowings	134,624	129,791	89,356
Interest on long-term funding	93,922	116,086	119,362

Total interest expense	631,899	609,830	421,770

NET INTEREST INCOME	643,813	669,549	672,255
Provision for loan losses	34,509	19,056	13,019

Net interest income after provision for loan losses	609,304	650,493	659,236

NONINTEREST INCOME
Trust service fees	42,629	37,484	35,017
Service charges on deposit accounts	101,042	91,593	86,783
Card-based and other nondeposit fees	47,558	42,661	37,439
Retail commissions	61,645	61,256	56,604
Mortgage banking, net	22,750	14,801	36,395
Bank owned life insurance income	17,419	16,155	9,942
Asset sale gains, net	15,607	304	3,945
Investment securities gains, net	8,174	4,722	4,116
Other	27,957	26,525	20,845

Total noninterest income	344,781	295,501	291,086

NONINTEREST EXPENSE
Personnel expense	303,428	283,431	274,941
Occupancy	46,659	43,825	38,961
Equipment	17,908	17,466	16,792
Data processing	31,690	31,451	29,534
Business development and advertising	19,785	16,857	17,661
Other intangible asset amortization expense	7,116	8,903	8,607
Other	108,305	94,282	93,967

Total noninterest expense	534,891	496,215	480,463

Income before income taxes	419,194	449,779	469,859
Income tax expense	133,442	133,134	149,698

Net income	$285,752	$316,645	$320,161

Earnings per share:
Basic	$2.24	$2.40	$2.45
Diluted	$2.23	$2.38	$2.43
Average shares outstanding:
Basic	127,408	132,006	130,554
Diluted	128,428	133,132	131,931

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
					Other
	Common Stock			Retained	Comprehensive	Deferred	Treasury
	Shares	Amount	Surplus	Earnings	Income (Loss)	Compensation	Stock	Total
				(In Thousands, except per share data)

Balance, December 31, 2004	130,042	$1,300	$1,127,205	$858,847	$41,205	$(2,122)	$(9,016)	$2,017,419
Comprehensive income:
Net income	—	—	—	320,161	—	—	—	320,161
Other comprehensive loss	—	—	—	—	(45,143)	—	—	(45,143)

Comprehensive income								275,018

Cash dividends, $1.06 per share	—	—	—	(138,966)	—	—	—	(138,966)
Common stock issued:
Business combinations	8,427	84	264,360	—	—	—	—	264,444
Stock-based compensation plans	202	2	3,710	(10,795)	—	—	25,785	18,702
Purchase of common stock	(2,974)	(29)	(96,329)	—	—	—	(18,454)	(114,812)
Restricted stock awards granted, net of amortization	—	—	(1,115)	—	—	41	1,074	—
Tax benefit of stock options	—	—	3,173	—	—	—	—	3,173

Balance, December 31, 2005	135,697	$1,357	$1,301,004	$1,029,247	$(3,938)	$(2,081)	$(611)	$2,324,978

Comprehensive income:
Net income	—	—	—	316,645	—	—	—	316,645
Other comprehensive income	—	—	—	—	2,549	—	—	2,549

Comprehensive income								319,194

Adjustment for adoption of SFAS 158, net of tax	—	—	—	—	(15,064)	—	—	(15,064)
Cash dividends, $1.14 per share	—	—	—	(151,235)	—	—	—	(151,235)
Common stock issued:
Stock-based compensation plans	790	8	15,268	(4,945)	—	—	19,538	29,869
Purchase of common stock	(6,061)	(61)	(201,913)	—	—	—	(68,316)	(270,290)
Stock-based compensation, net	—	—	2,345	(54)	—	2,081	(561)	3,811
Tax benefit of stock options	—	—	4,230	—	—	—	—	4,230

Balance, December 31, 2006	130,426	$1,304	$1,120,934	$1,189,658	$(16,453)	$—	$(49,950)	$2,245,493

Comprehensive income:
Net income	—	—	—	285,752	—	—	—	285,752
Other comprehensive income	—	—	—	—	13,955	—	—	13,955

Comprehensive income								299,707

Cash dividends, $1.22 per share	—	—	—	(155,809)	—	—	—	(155,809)
Common stock issued:
Business combinations	1,338	14	46,486	—	—	—	—	46,500
Stock-based compensation plans	—	—	1,092	(14,465)	—	—	35,045	21,672
Purchase of common stock	(4,011)	(40)	(133,820)	—	—	—	—	(133,860)
Stock-based compensation, net	—	—	4,189	—	—	—	—	4,189
Tax benefit of stock options	—	—	1,813	—	—	—	—	1,813

Balance, December 31, 2007	127,753	$1,278	$1,040,694	$1,305,136	$(2,498)	$—	$(14,905)	$2,329,705

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006	2005
	($ in Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$285,752	$316,645	$320,161
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	34,509	19,056	13,019
Depreciation and amortization	24,826	24,165	23,015
Recovery of valuation allowance on mortgage servicing rights, net	(1,350)	(2,313)	(7,320)
Amortization of mortgage servicing rights	18,067	20,400	23,134
Amortization of intangible assets	7,116	8,903	8,607
Amortization and accretion on earning assets, funding, and other, net	4,546	11,902	27,880
Federal Home Loan Bank stock dividend	—	—	(8,751)
Deferred income taxes	9,466	19,636	(684)
Tax benefit from exercise of stock options	1,813	4,230	3,173
Excess tax benefit from stock-based compensation	(1,879)	(3,248)	—
Gain on sales of investment securities, net, and impairment writedowns	(8,174)	(4,722)	(4,116)
Gain on sales of assets, net	(15,607)	(304)	(3,945)
Gain on sales of loans held for sale and mortgage servicing rights, net	(18,492)	(8,513)	(23,164)
Mortgage loans originated and acquired for sale	(1,481,294)	(1,369,425)	(1,577,705)
Proceeds from sales of mortgage loans held for sale	1,452,848	1,349,068	1,588,741
(Increase) decrease in interest receivable	7,165	(6,415)	(18,930)
Increase (decrease) in interest payable	(7,512)	(2,825)	20,447
Net change in other assets and other liabilities	(20,423)	(46,080)	(55,170)

Net cash provided by operating activities	291,377	330,160	328,392

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(433,388)	(8,515)	(364,532)
Purchases of:
Investment securities	(1,461,690)	(1,020,279)	(1,000,366)
Premises, equipment, and software, net of disposals	(34,815)	(18,146)	(15,913)
Bank owned life insurance	(50,000)	(50,000)	—
Other assets	(13,905)	(8,682)	(495)
Proceeds from:
Sales of investment securities	66,239	754,091	101,366
Calls and maturities of investment securities	1,348,026	1,537,107	1,252,483
Sales of other assets	367,711	14,332	22,317
Net cash received (paid) in business combination	(33,799)	—	25,153

Net cash provided by (used in) investing activities	(245,621)	1,199,908	20,013

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(421,193)	742,982	(245,460)
Net cash paid in sales of branch deposits	(212,434)	—	(15,907)
Net increase (decrease) in short-term borrowings	1,172,102	(623,622)	(452,211)
Repayment of long-term funding	(813,000)	(1,775,378)	(915,765)
Proceeds from issuance of long-term funding	600,000	500,000	1,550,237
Cash dividends	(155,809)	(151,235)	(138,966)
Proceeds from exercise of stock options	21,672	29,869	18,702
Purchase of common stock	(133,860)	(266,191)	(114,812)
Excess tax benefit from stock-based compensation	1,879	3,248	—

Net cash provided by (used in) financing activities	59,357	(1,540,327)	(314,182)

Net increase (decrease) in cash and cash equivalents	105,113	(10,259)	34,223
Cash and cash equivalents at beginning of year	482,036	492,295	458,072

Cash and cash equivalents at end of year	$587,149	$482,036	$492,295

Supplemental disclosures of cash flow information:
Cash paid for interest	$639,411	$612,131	$401,323
Cash paid for income taxes	127,868	122,427	152,734
Loans and bank premises transferred to other real estate owned	26,222	17,095	14,680
Transfers of loans to held for sale	—	299,967	—
Capitalized mortgage servicing rights	17,136	15,866	18,496
Business Combinations:
Fair value of assets acquired, including cash and cash equivalents	$422,600	$—	$1,650,500
Value ascribed to intangibles	64,341	—	215,600
Liabilities assumed	329,400	—	1,370,000

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006, and 2005

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

Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform with the current period’s presentation. The consolidated statement of cash flows for 2006 and 2005 was modified from prior years’ presentation to conform with the current year presentation, which shows purchases of other assets and of software, net of disposals, as investing activities. Additionally, the statement of changes in stockholders’ equity for 2006 was modified from the presentation in the 2006 annual report on Form 10-K to show the transition adjustment related to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” (“SFAS 158”) as a direct component of accumulated other comprehensive income, separate from comprehensive income. Management determined the effect on the statement of changes in stockholders’ equity and the statement of cash flows of these changes in presentation were not material to prior periods presented.

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

Loans Held for Sale

Loans held for sale, which consist generally of current production of certain fixed-rate, first-lien residential mortgage loans, are carried at the lower of cost or estimated fair value as determined on an aggregate basis. The amount by which cost exceeds estimated fair value is accounted for as a market valuation adjustment to the carrying value of the loans. Changes, if any, in the market valuation adjustment are included in mortgage banking, net, in the consolidated statements of income. The carrying value of loans held for sale includes a market valuation adjustment of $0.9 million and $2.5 million (which at December 31, 2006 included a $2.1 million unfavorable market valuation adjustment on the transfer of $0.3 billion of residential mortgage loans to loans held for sale) at December 31, 2007 and 2006, respectively. Holding costs are treated as period costs.

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

The allocation methodology applied by the Corporation, designed to assess the adequacy of the allowance for loan losses, includes an allocation methodology, as well as management’s ongoing review and grading of the loan portfolio into criticized loan categories (defined as specific loans warranting either specific allocation, or a criticized status of watch, special mention, substandard, doubtful, or loss). The allocation methodology focuses on evaluation of several factors, including but not limited to: evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio, consideration of historical loan loss and delinquency experience on each portfolio category, trends in past due and nonperforming loans, the risk characteristics of the various classifications of loans, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect potential credit losses. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the portfolio.

Management, judging current information and events regarding the borrowers’ ability to repay their obligations, considers a loan to be impaired when it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the note agreement, including principal and interest. Management has determined that commercial-oriented loan relationships that have nonaccrual status or have had their terms restructured meet this definition. The amount of impairment is measured based upon the loan’s observable market price, the estimated fair value of the collateral for collateral dependent loans, or alternatively, the present value of the expected future cash flows discounted at the loan’s effective interest rate. Large groups of homogeneous loans, such as residential mortgage, home equity and installment loans, are collectively evaluated for impairment. Interest income on impaired loans is recorded when cash is received and only if principal is considered to be collectible.

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require that certain loan balances be charged off or downgraded into criticized loan categories when their credit evaluations differ from those of management based on their judgments about information available to them at the time of their examinations.

Other Real Estate Owned

Other real estate owned is included in other assets in the consolidated balance sheets and is comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure, and loans classified as in-substance foreclosure. Other real estate owned is recorded at the lower of the recorded investment in the loan at the time of acquisition or the fair value of the underlying property collateral, less estimated selling costs. Any write-down in the carrying value of a property at the time of acquisition is charged to the allowance for loan losses. Any subsequent write-downs to reflect current fair market value, as well as gains and losses on disposition and revenues and expenses incurred in maintaining such properties, are treated as period costs. Other real estate owned also includes bank premises formerly but no longer used for banking. Banking premises are transferred at the lower of carrying value or estimated fair value, less estimated selling costs. Other real estate owned totaled $26.5 million and $14.4 million at December 31, 2007 and 2006, respectively.

Premises and Equipment and Software

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the related assets or the lease term. Maintenance and repairs are charged to expense as incurred, while additions or major improvements are capitalized and depreciated over the estimated useful lives. Estimated useful lives of the assets range predominantly as follows: 3 to 20 years for land improvements, 5 to 40 years for buildings, 3 to 5 years for computers, and 3 to 20 years for furniture, fixtures, and other equipment. Leasehold improvements are amortized on a straight-line basis over the lesser of the lease terms or the estimated useful lives of the improvements. Software, included in other assets in the consolidated balance sheets, is amortized on a straight-line basis over the lesser of the contract terms or the estimated useful life of the software.

Goodwill and Intangible Assets

Goodwill and Other Intangible Assets: The excess of the cost of an acquisition over the fair value of the net assets acquired consists primarily of goodwill, core deposit intangibles, and other identifiable intangibles (primarily related to customer relationships acquired). Core deposit intangibles have estimated finite lives and are amortized on an accelerated basis to expense over a 10-year period. The other intangibles have estimated finite lives and are amortized on an accelerated basis to expense over their weighted average life (a weighted average life of 13 years and 12 years for 2007 and 2006, respectively). The Corporation reviews long-lived assets and certain identifiable intangibles for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in which case an impairment charge would be recorded.

Goodwill is not amortized but is subject to impairment tests on at least an annual basis. Any impairment of goodwill or intangibles will be recognized as an expense in the period of impairment. The Corporation completes the annual goodwill impairment test by segment as of May 1 of each year and no impairment loss has been required. Note 5 includes a summary of the Corporation’s goodwill, core deposit intangibles, and other intangibles.

Mortgage Servicing Rights: The Corporation sells residential mortgage loans in the secondary market and typically retains the right to service the loans sold. Upon sale, a mortgage servicing rights asset is capitalized, which represents the then current fair value of future net cash flows expected to be realized for performing servicing activities. Mortgage servicing rights, when purchased, are initially recorded at fair value. As the Corporation has not elected to subsequently measure any class of servicing assets under the fair value measurement method, the Corporation follows the amortization method. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income, and assessed for impairment at each reporting date. Mortgage servicing rights are carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value, and are included in other intangible assets, net in the consolidated balance sheets.

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

The Corporation files a consolidated federal income tax return and individual or consolidated state income tax returns. Accordingly, amounts equal to tax benefits of those subsidiaries having taxable federal losses or credits are offset by other subsidiaries that incur federal tax liabilities.

It is the Corporation’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2007, the Corporation believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Corporation prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the Corporation’s effective tax rate in a given financial statement period may be effected. See Note 13 for additional information on income taxes.

Derivative Financial Instruments and Hedging Activities

Derivative instruments, including derivative instruments embedded in other contracts, are carried at fair value on the consolidated balance sheets with changes in the fair value recorded to earnings or accumulated other comprehensive income, as appropriate. On the date the derivative contract is entered into, the Corporation designates the derivative as a fair value hedge (i.e., a hedge of the fair value of a recognized asset or liability), a cash flow hedge (i.e., a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability), or a free-standing derivative instrument. For a derivative designated as a fair value hedge, the changes in the fair value of the derivative instrument and the changes in the fair value of the hedged asset or liability are recognized in current period earnings as an increase or decrease to the carrying value of the hedged item on the balance sheet and in the related income statement account. For a derivative designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative instrument are recorded in other comprehensive income and the ineffective portions of changes in the fair value of a derivative instrument are recognized in current period earnings as an adjustment to the related income statement account. Amounts within accumulated other comprehensive income are reclassified into earnings in the period the hedged item affects earnings. If a derivative is designated as a free-standing derivative instrument, changes in fair value are reported in current period earnings.

To qualify for and maintain hedge accounting, the Corporation must meet formal documentation and effectiveness evaluation requirements both at the hedge’s inception and on an ongoing basis. The application of the hedge accounting policy requires strict adherence to documentation and effectiveness testing requirements, judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings, and measurement of changes in the fair value of hedged items. If it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Corporation discontinues hedge accounting prospectively. When hedge accounting is discontinued on a fair value hedge because it is determined that the derivative no longer qualifies as an effective hedge, the Corporation continues to carry the derivative on the consolidated balance sheet at its fair value and no longer adjusts the hedged asset or liability for changes in fair value. The adjustment to the carrying amount of the hedged asset or liability is amortized over the remaining life of the hedged item, beginning no later than when hedge accounting ceases. When hedge accounting is discontinued on a cash flow hedge because it is determined that the derivative no longer qualifies as an effective hedge, the Corporation records the changes in the fair value of the derivative in earnings rather than through accumulated other comprehensive income and when the cash flows associated with the hedged item are realized, the gain or loss is reclassified out of other comprehensive income and included in the same income statement account of the item being hedged.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires the impact of a tax position to be recognized in the financial statements if that position is more-likely-than-not of being sustained upon examination, based on the technical merits of the position. A tax position meeting the more-likely-than-not threshold is then to be measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 was effective for fiscal years beginning after December 15, 2006. The Corporation adopted the provisions of FIN 48 effective January 1, 2007, resulting in no cumulative effect adjustment to retained earnings as of the date of adoption and determined that the adoption did not have a material impact on its results of operations, financial position, and liquidity. See Note 13 for additional disclosures.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140,” (“SFAS 156”). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. All separately recognized servicing assets and servicing liabilities are to be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose either the amortization method or the fair value measurement method for subsequently measuring each class of separately recognized servicing assets or servicing liabilities. Under the amortization method, servicing assets or servicing liabilities are amortized in proportion to and over the period of estimated net servicing income or loss and servicing assets or servicing liabilities are assessed for impairment based on fair value at each reporting date. The fair value measurement method measures servicing assets and servicing liabilities at fair value at each reporting date with the changes in fair value recognized in earnings in the period in which the changes occur. SFAS 156 was effective for fiscal years beginning after September 15, 2006. The Corporation adopted SFAS 156 at the beginning of 2007 and the adoption did not have a material impact on its results of operations, financial position, and liquidity. See Note 5 for additional disclosures.

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

Completed Business Combinations:

First National Bank of Hudson (“First National Bank”): On June 1, 2007, the Corporation consummated its acquisition of 100% of the outstanding shares of First National Bank, a $0.4 billion community bank headquartered in Woodbury, Minnesota. The consummation of the transaction included the issuance of approximately 1.3 million shares of common stock and $46.5 million in cash. With the addition of First National Bank’s eight locations, the Corporation expanded its presence in the Greater Twin Cities area. At acquisition, First National Bank added approximately $0.3 billion to both loans and deposits. In June 2007, the Corporation also completed its conversion of First National Bank onto its centralized operating systems and merged it into its banking subsidiary, Associated Bank, National Association.

The acquisition was immaterial to the Corporation’s consolidated financial results. Goodwill of approximately $58 million (of which, all is deductible for income taxes) and a core deposit intangible of approximately $4 million (with a ten-year estimated life) recognized in the transaction at acquisition were assigned to the banking segment. The Corporation relied on a valuation report by an independent third party in valuing the core deposit intangible.

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

To record the transaction, the Corporation assigned estimated fair values to the assets acquired and liabilities assumed. The excess cost of the acquisition over the estimated fair value of the net assets acquired was allocated to identifiable intangible assets with the remainder then allocated to goodwill. Goodwill of approximately $199 million (of which, none is deductible for income taxes), a core deposit intangible of approximately $15 million (with a ten-year estimated life), and other intangibles of $2 million (noncompete contracts) recognized at acquisition were assigned to the banking segment. The Corporation relied on valuation reports by independent third parties in valuing the core deposit intangible and the noncompete contracts. During the third quarter of 2006, goodwill was reduced by $4 million attributable to finalizing the dissolution of an employee stock ownership plan acquired with State Financial. See Note 5 for additional information.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed of State Financial at the date of the acquisition.

$ in Millions

Investment securities available for sale	$348
Loans, net	979
Other assets	108
Intangible assets	17
Goodwill	199

Total assets acquired	$1,651

Deposits	$1,050
Borrowings	311
Other liabilities	9

Total liabilities assumed	$1,370

Net assets acquired	$281

NOTE 3	INVESTMENT SECURITIES:

The amortized cost and fair values of securities available for sale at December 31, 2007 and 2006, were as follows:

	2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		($ in Thousands)

U. S. Treasury securities	$4,923	$17	$(4)	$4,936
Federal agency securities	75,272	416	(12)	75,676
Obligations of state and political subdivisions	964,616	16,722	(349)	980,989
Mortgage-related securities	2,224,198	9,060	(11,155)	2,222,103
Other securities (debt and equity)	259,393	1,993	(2,071)	259,315

Total securities available for sale	$3,528,402	$28,208	$(13,591)	$3,543,019

	2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		($ in Thousands)

U. S. Treasury securities	$28,258	$12	$(9)	$28,261
Federal agency securities	79,148	30	(472)	78,706
Obligations of state and political subdivisions	910,290	18,008	(1,787)	926,511
Mortgage-related securities	2,137,556	991	(31,087)	2,107,460
Other securities (debt and equity)	283,185	12,656	(158)	295,683

Total securities available for sale	$3,438,437	$31,697	$(33,513)	$3,436,621

The amortized cost and fair values of investment securities available for sale at December 31, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2007
	Amortized	Fair
	Cost	Value

	($ in Thousands)

Due in one year or less	$183,858	$184,525
Due after one year through five years	430,545	440,194
Due after five years through ten years	369,081	374,448
Due after ten years	112,924	114,069

Total debt securities	1,096,408	1,113,236
Mortgage-related securities	2,224,198	2,222,103
Equity securities	207,796	207,680

Total securities available for sale	$3,528,402	$3,543,019

Federal Reserve stock ($60.0 million and $57.0 million at year end 2007 and 2006, respectively) and Federal Home Loan Bank (“FHLB”) stock ($124.4 million and $128.6 million at year end 2007 and 2006, respectively) are included in equity securities. The Corporation is required to maintain these equity securities as a member of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other tradable equity securities, their fair value is equal to amortized cost, and no other-than-temporary impairments have been recorded during 2007, 2006, or 2005.

For 2007, the Corporation recognized gross gains of $9.1 million on sales of equity securities and a $0.9 million other-than-temporary write-down. In March 2006, $0.7 billion of investment securities were sold as part of the Corporation’s initiative to reduce wholesale borrowings. Investment securities sales included losses of $15.8 million, offset by gains of $18.3 million on equity security sales, resulting in a net $2.5 million gain for first quarter 2006. While during the remainder of 2006 there were gains realized on equity securities sold and a $2.0 million other-than-temporary impairment write-down (discussed below), there were no other losses on sales of investment securities during 2006. The Corporation does not have a historical pattern of restructuring its balance sheet through large investment reductions. Balance sheet and net interest margin challenges in the first quarter of 2006 led to the targeted sale decision in support of its wholesale funding reduction initiative, and did not change the Corporation’s intent on the remaining investment portfolio. In 2005, investment securities sales consisted primarily of sales of certain investment securities held by State Financial to better align the acquired investment portfolio with Corporate objectives, as well as sales of equity securities.

Total proceeds and gross realized gains and losses from sales of investment securities available for sale (with other-than-temporary write-downs on securities included in gross losses) for each of the three years ended December 31 were:

	2007	2006	2005

	($ in Thousands)

Gross gains	$9,081	$22,569	$4,515
Gross losses	(907)	(17,847)	(399)

Investment securities gains, net	$8,174	$4,722	$4,116
Proceeds from sales of investment securities available for sale	66,239	754,091	101,366

Pledged securities with a carrying value of approximately $2.2 billion and $1.9 billion at December 31, 2007, and December 31, 2006, respectively, were pledged to secure certain deposits, FHLB advances, or for other purposes as required or permitted by law.

The following represents gross unrealized losses and the related fair value of investment securities available for sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at December 31, 2007.

	Less than 12 months		12 months or more		Total

	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value

			($ in Thousands)

December 31, 2007:
U. S. Treasury securities	$(4)	$3,944	$—	$—	$(4)	$3,944
Federal agency securities	(1)	15,161	(11)	6,893	(12)	22,054
Obligations of state and political subdivisions	(125)	22,957	(224)	42,547	(349)	65,504
Mortgage-related securities	(82)	61,962	(11,073)	1,193,144	(11,155)	1,255,106
Other securities (debt and equity)	(2,039)	13,686	(32)	6,296	(2,071)	19,982

Total	$(2,251)	$117,710	$(11,340)	$1,248,880	$(13,591)	$1,366,590

Management does not believe any individual unrealized loss at December 31, 2007 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-related securities relate primarily to mortgage-backed securities issued by government agencies such as the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation (“FHLMC”). These unrealized losses are primarily attributable to changes in interest rates and not credit deterioration. The Corporation currently has both the intent and ability to hold the securities contained in the previous table for a time necessary to recover the amortized cost.

At December 31, 2007, the Corporation owned certain common and preferred stock securities that were determined to have an other-than-temporary impairment that resulted in write-downs to earnings on the related securities. During 2007 a common stock security was determined to have an other-than-temporary impairment that resulted in a write-down on the security of $0.9 million, while during 2006 one preferred stock security holding was determined to have an other-than-temporary impairment that resulted in a write-down on the security of $2.0 million (effectively reducing the carrying value of this preferred stock holding to zero).

For comparative purposes, the following represents gross unrealized losses and the related fair value of investment securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006, respectively.

	Less than 12 months		12 months or more		Total

	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value

	($ in Thousands)

December 31, 2006:
U. S. Treasury securities	$(3)	$2,458	$(6)	$993	$(9)	$3,451
Federal agency securities	(20)	24,906	(452)	33,428	(472)	58,334
Obligations of state and political subdivisions	(103)	18,444	(1,684)	165,306	(1,787)	183,750
Mortgage-related securities	(275)	94,806	(30,812)	1,804,884	(31,087)	1,899,690
Other securities (debt and equity)	(13)	355	(145)	7,682	(158)	8,037

Total	$(414)	$140,969	$(33,099)	$2,012,293	$(33,513)	$2,153,262

NOTE 4	LOANS:

Loans at December 31 are summarized below.

	2007	2006
	($ in Thousands)

Commercial, financial, and agricultural	$4,281,091	$3,677,573
Commercial real estate	3,635,365	3,789,480
Real estate construction	2,260,766	2,047,124
Lease financing	108,794	81,814

Commercial	10,286,016	9,595,991
Home equity(1)	2,269,122	2,164,758
Installment	841,136	915,747

Retail	3,110,258	3,080,505
Residential mortgage	2,119,978	2,205,030

Total loans	$15,516,252	$14,881,526

(1)	Home equity includes home equity lines and residential mortgage junior liens.

A summary of the changes in the allowance for loan losses for the years indicated is as follows:

	2007	2006	2005
	($ in Thousands)

Balance at beginning of year	$203,481	$203,404	$189,762
Balance related to acquisitions	2,991	—	13,283
Provision for loan losses	34,509	19,056	13,019
Charge offs	(47,249)	(30,507)	(27,743)
Recoveries	6,838	11,528	15,083

Net charge offs	(40,411)	(18,979)	(12,660)

Balance at end of year	$200,570	$203,481	$203,404

The following table presents nonperforming loans at December 31:

	2007	2006
	($ in Thousands)

Nonaccrual loans	$152,528	$136,734
Accruing loans past due 90 days or more	10,118	5,725
Restructured loans	—	26

Total nonperforming loans	$162,646	$142,485

Management has determined that commercial-oriented loan relationships that have nonaccrual status or have had their terms restructured are impaired loans. The following table presents data on impaired loans at December 31:

	2007	2006
	($ in Thousands)

Impaired loans for which an allowance has been provided	$64,880	$70,349
Impaired loans for which no allowance has been provided	47,758	44,483

Total loans determined to be impaired	$112,638	$114,832

Allowance for loan losses related to impaired loans	$32,823	$29,416

	2007	2006	2005
	($ in Thousands)

For the years ended December 31:
Average recorded investment in impaired loans	$126,355	$95,299	$79,527

Cash basis interest income recognized from impaired loans	$4,432	$5,692	$2,534

The Corporation has granted loans to their directors, executive officers, or their related interests. These loans were made on substantially the same terms, including rates and collateral, as those prevailing at the time for comparable transactions with other unrelated customers, and do not involve more than a normal risk of collection. These loans to related parties are summarized as follows:

2007
($ in Thousands)

Balance at beginning of year	$57,489
New loans	21,161
Repayments	(45,289)
Changes due to status of executive officers and directors	(169)

Balance at end of year	$33,192

The Corporation serves the credit needs of its customers by offering a wide variety of loan programs to customers, primarily in Wisconsin, Illinois, and Minnesota. The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to multiple numbers of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2007, no significant concentrations existed in the Corporation’s loan portfolio in excess of 10% of total loans.

NOTE 5	GOODWILL AND INTANGIBLE ASSETS:

Goodwill: Goodwill is not amortized, but is subject to impairment tests on at least an annual basis. The Corporation conducts its impairment testing annually in May and no impairment loss was necessary in 2007, 2006, or 2005. At December 31, 2007, goodwill of $907 million is assigned to the banking segment and goodwill of $22 million is assigned to the wealth management segment. The $58 million increase to goodwill during 2007 was attributable to the June 2007 acquisition of First National Bank. The $6 million reduction to goodwill during 2006 resulted from a $4 million adjustment attributable to finalizing the dissolution of an employee stock ownership plan acquired with State Financial in October 2005 and a $2 million adjustment to tax liabilities related to the Corporation’s acquisition of a thrift in October 2004. The change in the carrying amount of goodwill was as follows.

Goodwill	2007	2006	2005
	($ in Thousands)

Balance at beginning of year	$871,629	$877,680	$679,993
Goodwill acquired, net of adjustments	57,539	(6,051)	197,687

Balance at end of year	$929,168	$871,629	$877,680

Other Intangible Assets: The Corporation has other intangible assets that are amortized, consisting of core deposit intangibles, other intangibles (primarily related to customer relationships acquired in connection with the Corporation’s insurance agency acquisitions), and mortgage servicing rights. The core deposit intangibles and mortgage servicing rights are assigned to the Corporation’s banking segment, while other intangibles of $13 million are assigned to the wealth management segment and $1 million are assigned to the banking segment as of December 31, 2007.

For core deposit intangibles and other intangibles, changes in the gross carrying amount, accumulated amortization, and net book value were as follows. The $4 million increase to core deposit intangibles during 2007 was attributable to the June 2007 acquisition of First National Bank, while the $1 million increase to other intangibles was attributable to the value of check processing contracts purchased in June 2007.

	2007	2006	2005
	($ in Thousands)

Core deposit intangibles:
Gross carrying amount	$47,748	$43,363	$43,363
Accumulated amortization	(20,580)	(15,698)	(10,508)

Net book value	$27,168	$27,665	$32,855

Additions during the year	$4,385	$—	$15,161
Amortization during the year	4,882	5,190	4,438
Other intangibles:(1)
Gross carrying amount	$22,370	$26,348	$26,348
Accumulated amortization	(8,505)	(11,399)	(7,686)

Net book value	$13,865	$14,949	$18,662

Additions during the year	$1,150	$—	$1,770
Amortization during the year	2,234	3,713	4,169

(1)	Other intangibles of $5.1 million were fully amortized during 2006 and have been removed from both the gross carrying amount and the accumulated amortization for 2007.

The Corporation sells residential mortgage loans in the secondary market and typically retains the right to service the loans sold. Upon sale, a mortgage servicing rights asset is capitalized, which represents the then current fair value of future net cash flows expected to be realized for performing servicing activities. Mortgage servicing rights, when purchased, are initially recorded at fair value. As the Corporation has not elected to subsequently measure any class of servicing assets under the fair value measurement method, the Corporation follows the amortization method. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income, and assessed for impairment at each reporting date. Mortgage servicing rights are carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value, and are included in other intangible assets, net in the consolidated balance sheets. At December 31, 2007 and December 31, 2006, the fair value of the mortgage servicing rights was $62.8 million and $76.7 million, respectively.

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

Mortgage servicing rights expense is a component of mortgage banking, net, in the consolidated statements of income. The $16.7 million mortgage servicing rights expense for 2007 was comprised of $18.1 million of base amortization and a $1.4 million recovery to the valuation allowance. For 2006, the $18.1 million mortgage servicing rights expense included $20.4 million base amortization, net of a $2.3 million recovery to the valuation allowance, while for 2005 the $15.8 million mortgage servicing rights expense was comprised of base amortization of $23.1 million and a $7.3 million recovery to the valuation allowance.

A summary of changes in the balance of the mortgage servicing rights asset and the mortgage servicing rights valuation allowance was as follows.

Mortgage servicing rights	2007	2006	2005
	($ in Thousands)

Mortgage servicing rights at beginning of year	$71,694	$76,236	$91,783
Additions(1)	19,553	15,866	18,496
Sale of servicing(3)	(18,269)	—	(10,087)
Amortization	(18,067)	(20,400)	(23,134)
Other-than-temporary impairment	(92)	(8)	(822)

Mortgage servicing rights at end of year	$54,819	$71,694	$76,236

Valuation allowance at beginning of year	(5,074)	(7,395)	(15,537)
(Additions)/Recoveries, net	1,350	2,313	7,320
Other-than-temporary impairment	92	8	822

Valuation allowance at end of year	(3,632)	(5,074)	(7,395)

Mortgage servicing rights, net	$51,187	$66,620	$68,841

Portfolio of residential mortgage loans	$6,403,000	$8,330,000	$8,028,000
serviced for others (2)(3)
Mortgage servicing rights, net to Portfolio of	0.80%	0.80%	0.86%
residential mortgage loans serviced for others
Mortgage servicing rights expense(4)	$16,717	$18,087	$15,814

(1)	Included in the December 31, 2007, additions to mortgage servicing rights was $2.4 million from First National Bank at acquisition.

(2)	Included in the December 31, 2007, portfolio of residential mortgage loans serviced for others was $0.3 billion from First National Bank at acquisition.

(3)	In 2007, the Corporation sold approximately $2.7 billion of its mortgage portfolio serviced for others with a carrying value of $18.3 million at an $8.6 million gain, which is included in mortgage banking, net in the consolidated statements of income. In 2005, the Corporation sold approximately $1.5 billion of its mortgage portfolio serviced for others with a carrying value of $10.1 million at a $5.3 million gain.

(4)	Includes the amortization of mortgage servicing rights and additions/recoveries to the valuation allowance of mortgage servicing rights, and is a component of mortgage banking, net in the consolidated statements of income.

The following table shows the estimated future amortization expense for amortizing intangible assets. The projections of amortization expense for the next five years are based on existing asset balances, the current interest rate environment, and prepayment speeds as of December 31, 2007. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

Estimated amortization expense	Core Deposit Intangibles	Other Intangibles	Mortgage Servicing Rights
	($ in Thousands)

Year ending December 31,
2008	$4,600	$1,700	$13,700
2009	4,100	1,400	11,200
2010	3,700	1,200	8,900
2011	3,700	1,000	7,100
2012	3,200	1,000	5,100

NOTE 6	PREMISES AND EQUIPMENT:

A summary of premises and equipment at December 31 was as follows:

		2007			2006
	Estimated		Accumulated	Net Book	Net Book
	Useful Lives	Cost	Depreciation	Value	Value
	($ in Thousands)

Land	—	$45,519	$—	$45,519	$45,835
Land improvements	3 – 20 years	4,141	2,067	2,074	1,441
Buildings	5 – 40 years	195,195	90,484	104,711	104,818
Computers	3 – 5 years	32,036	23,286	8,750	8,837
Furniture, fixtures and other equipment	3 – 20 years	114,827	87,242	27,585	25,174
Leasehold improvements	5 – 30 years	25,461	16,654	8,807	9,902

Total premises and equipment		$417,179	$219,733	$197,446	$196,007

Depreciation and amortization of premises and equipment totaled $21.7 million in 2007, $21.6 million in 2006, and $20.9 million in 2005.

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

($ in Thousands)

2008	$13,901
2009	13,013
2010	11,177
2011	9,243
2012	7,950
Thereafter	22,879

Total	$78,163

Total rental expense under leases, net of sublease income, totaled $16.0 million in 2007, $15.3 million in 2006, and $13.5 million in 2005.

NOTE 7	DEPOSITS:

The distribution of deposits at December 31 was as follows:

	2007	2006
	($ in Thousands)

Noninterest-bearing demand deposits	$2,661,078	$2,756,222
Savings deposits	853,618	890,380
Interest-bearing demand deposits	1,947,551	1,875,879
Money market deposits	3,923,063	3,822,928
Brokered certificates of deposit	409,637	637,575
Other time deposits	4,178,966	4,333,087

Total deposits	$13,973,913	$14,316,071

Time deposits of $100,000 or more were $1.6 billion and $1.8 billion at December 31, 2007 and 2006, respectively.

Aggregate annual maturities of all time deposits at December 31, 2007, are as follows:

Maturities During Year Ending December 31,	($ in Thousands)

2008	$3,840,290
2009	487,152
2010	85,155
2011	39,703
2012	31,391
Thereafter	104,912

Total	$4,588,603

NOTE 8	SHORT-TERM BORROWINGS:

Short-term borrowings at December 31 was as follows:

	2007	2006
	($ in Thousands)

Federal funds purchased and securities sold under agreements to repurchase	$1,936,430	$1,313,786
FHLB advances	200,000	300,000
Treasury, tax, and loan notes	1,055,357	313,899
Commercial paper	35,000	115,000

Total short-term borrowings	$3,226,787	$2,042,685

Included in short-term borrowings are FHLB advances with original contractual maturities of less than one year. The treasury, tax, and loan notes are demand notes representing secured borrowings from the U.S. Treasury, collateralized by qualifying securities and loans.

The Parent Company had $100 million of established lines of credit with various nonaffiliated banks, which were not drawn on at December 31, 2007 or 2006. Borrowings under these lines accrue interest at short-term market rates. Under the terms of the credit agreement, a variety of advances and interest periods may be selected by the Parent Company. During 2000, a $200 million commercial paper program was initiated, of which, $35 million was outstanding at December 31, 2007, while $115 million was outstanding at December 31, 2006.

NOTE 9	LONG-TERM FUNDING:

Long-term funding (funding with original contractual maturities greater than one year) at December 31 was as follows:

	2007	2006
	($ in Thousands)

FHLB advances	$1,096,685	$923,264
Bank notes	250,000	625,000
Repurchase agreements	100,000	105,000
Subordinated debt, net	199,462	199,311
Junior subordinated debentures, net	216,465	216,399
Other borrowed funds	2,159	2,168

Total long-term funding	$1,864,771	$2,071,142

FHLB advances: Long-term advances from the FHLB had maturities through 2020 at December 31, 2007, and had weighted-average interest rates of 4.51% at December 31, 2007, and 4.04% at December 31, 2006. These advances had a combination of fixed and variable contractual rates, of which 27% and 22% were variable at December 31, 2007, and 2006, respectively. In September 2007, the Corporation entered into an interest rate swap to hedge the interest rate risk in the cash flows of a $200 million variable rate, long-term FHLB advance. The fair value of the derivative was a $2.0 million loss at December 31, 2007.

Bank notes: The long-term bank notes had maturities through 2008 at December 31, 2007, and had weighted-average interest rates of 5.19% at December 31, 2007, and 5.18% at December 31, 2006. These notes had a combination of fixed and variable contractual rates, of which 100% and 84% were variable at December 31, 2007 and 2006, respectively.

Repurchase agreements: The long-term repurchase agreements had maturities through 2010 and had weighted-average interest rates of 4.38% at December 31, 2007, and 4.81% at December 31, 2006. These repurchase agreements were 100% variable rate for all periods presented.

Subordinated debt: In August 2001, the Corporation issued $200 million of 10-year subordinated debt. This debt was issued at a discount and has a fixed coupon interest rate of 6.75%. The subordinated debt qualifies under the risk-based capital guidelines as tier 2 supplementary capital for regulatory purposes.

Junior subordinated debentures: The Corporation has $180.4 million of junior subordinated debentures (“ASBC Debentures”), which carry a fixed rate of 7.625% and mature on June 15, 2032. The Corporation has the right to redeem the ASBC Debentures, at par, on or after May 30, 2007. During 2002, the Corporation entered into interest rate swaps to hedge the interest rate risk on the ASBC Debentures. The fair value of the derivative was a $0.1 million loss at December 31, 2007, compared to a $1.0 million loss at December 31, 2006. The carrying value of the ASBC Debentures was $179.6 million at December 31, 2007. With its October 2005 acquisition, the Corporation acquired $30.9 million of variable rate junior subordinated debentures (the “SFSC Debentures”), from two equal issuances, of which one pays a variable rate adjusted quarterly based on the 90-day LIBOR plus 2.80% (or 7.78% at December 31, 2007) and matures April 23, 2034, and the other which pays a variable rate adjusted quarterly based on the 90-day LIBOR plus 3.45% (or 8.32% at December 31, 2007) and matures November 7, 2032. The Corporation has the right to redeem the SFSC Debentures, at par, on April 23, 2009, and November 7, 2007, respectively, and quarterly thereafter. The carrying value of the SFSC Debentures was $36.9 million at December 31, 2007.

The table below summarizes the maturities of the Corporation’s long-term funding at December 31, 2007:

Year	($ in Thousands)

2008	$528,521
2009	707,500
2010	210,000
2011	199,462
2012	91
Thereafter	219,197

Total long-term funding	$1,864,771

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

At December 31, 2007, subsidiary equity equaled $2.5 billion, of which approximately $65 million could be paid to the Parent Company in the form of cash dividends without prior regulatory approval, subject to the capital needs of each subsidiary.

Stock Repurchases: The Board of Directors has authorized management to repurchase shares of the Corporation’s common stock to be made available for reissuance in connection with the Corporation’s employee incentive plans and for other corporate purposes. For the Corporation’s employee incentive plans, the Board of Directors authorized the repurchase of up to 2.0 million shares per quarter. During 2007, no shares were repurchased under this authorization, while 6,480 shares were repurchased for $0.2 million (or $33.82 on average per share) during 2006.

Under various actions, the Board of Directors authorized the repurchase of shares, not to exceed specified amounts of the Corporation’s outstanding shares per authorization (“block authorizations”). During 2007, under the block authorizations, the Corporation repurchased (and cancelled) 4.0 million shares of its outstanding common stock for approximately $134 million (or $33.47 on average per share) under two accelerated share repurchase agreements. During 2006, under the block authorizations, the Corporation repurchased 8.0 million shares of its outstanding common stock (of which, 6.0 million were cancelled and 2.0 million were recorded to treasury stock) for approximately $263 million (or $32.90 on average per share) under three accelerated share repurchase agreements. In addition, the Corporation settled previously announced accelerated share repurchase agreements in shares in both 2007 and 2006. At December 31, 2007, approximately 3.9 million shares remain authorized to repurchase under the block authorizations. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities.

Other Comprehensive Income: A summary of activity in accumulated other comprehensive income follows.

	2007	2006	2005
	($ in Thousands)

Net income	$285,752	$316,645	$320,161
Other comprehensive income (loss), net of tax:
Investment securities available for sale:
Net unrealized gains (losses)	24,607	8,790	(79,997)
Reclassification adjustment for net gains realized in net income	(8,174)	(4,722)	(4,116)
Income tax expense (benefit)	(5,591)	(1,519)	30,208

Other comprehensive income (loss) on investment securities available for sale	10,842	2,549	(53,905)
Defined benefit pension and postretirement obligations:
Net gain	6,267
Prior service cost	(396)
Amortization of prior service cost	442	—	—
Amortization of net loss	844	—	—
Income tax benefit	(2,863)	—	—

Other comprehensive income on pension and postretirement obligations	4,294	—	—
Derivatives used in cash flow hedging relationships:
Net unrealized losses	(1,606)	—	—
Reclassification adjustment for net (gains) losses and interest expense for interest differential on derivative instruments realized in net income	(366)	—	14,636
Income tax expense (benefit)	791	—	(5,874)

Other comprehensive income (loss) on cash flow hedging relationships	(1,181)	—	8,762

Total other comprehensive income (loss)	13,955	2,549	(45,143)

Comprehensive income	$299,707	$319,194	$275,018

NOTE 11	STOCK-BASED COMPENSATION:

At December 31, 2007, the Corporation had three stock-based compensation plans (discussed below). All stock awards granted under these plans have an exercise price that is established at the closing price of the Corporation’s stock on the date the awards were granted. The stock incentive plans of acquired companies were terminated as to future option grants at each respective merger date. Option holders under such plans received the Corporation’s common stock, options to buy the Corporation’s common stock, or cash, based on the conversion terms of the various merger agreements.

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

Prior to January 1, 2006, the Corporation accounted for stock-based compensation cost under the intrinsic value method of APB 25 and related Interpretations, as allowed by SFAS 123. Under APB 25, compensation expense for employee stock options was generally not recognized if the exercise price of the option equaled or exceeded the fair market value of the stock on the date of grant, as such options would have no intrinsic value at the date of grant. Therefore, no stock-based compensation cost was recognized in the consolidated statements of income for 2005, except with respect to restricted stock awards.

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

Stock-Based Compensation Plans:

In 1987 (as amended subsequently, and most recently in 2005), the Board of Directors, with subsequent approval of the Corporation’s shareholders, approved the Amended and Restated Long-Term Incentive Stock Plan (“Stock Plan”). Options are generally exercisable up to 10 years from the date of grant and vest ratably over three years. As of December 31, 2007, approximately 1.9 million shares remain available for grants.

The Board of Directors approved the implementation of a broad-based stock option grant effective July 28, 1999. The only stock option grant under this was in 1999, which provided all qualifying employees with an opportunity and an incentive to buy shares of the Corporation and align their financial interest with the growth in value of the Corporation’s shares. These options have 10-year terms and fully vested after two years. As of December 31, 2007, approximately 2.8 million shares remain available for grants.

In January 2003 (and as amended in 2005), the Board of Directors, with subsequent approval of the Corporation’s shareholders, approved the adoption of the 2003 Long-Term Incentive Plan (“2003 Plan”), which provides for the granting of options or other stock incentive awards (e.g., restricted stock awards) to key employees. Options are generally exercisable up to 10 years from the date of grant and vest ratably over three years. As of December 31, 2007, approximately 2.7 million shares remain available for grants.

In January 2005, both the Stock Plan and the 2003 Plan were amended to eliminate the requirement that stock options may not be exercisable earlier than one year from the date of grant. With the shareholder approval of these amendments, the stock options granted during 2005 were fully vested by year-end 2005. All stock options granted prior to 2005 vest ratably over 3 years, and those granted during 2006 and 2007 will vest ratably over 3 years.

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

Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock option represents the period of time that stock options are expected to be outstanding and is estimated using historical data of stock option exercises and forfeitures. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the historical volatility of the Corporation’s stock. The following assumptions were used in estimating the fair value for options granted in the 2007, 2006 and 2005.

	2007	2006	2005

Dividend yield	3.45%	3.23%	3.22%
Risk-free interest rate	4.80%	4.44%	4.11%
Expected volatility	19.28%	23.98%	24.48%
Weighted average expected life	6 yrs	6 yrs	6 yrs
Weighted average per share fair value of options	$5.99	$6.97	$6.99

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

A summary of the Corporation’s stock option activity for 2007, 2006, and 2005, is presented below.

			Weighted
			Average	Aggregate
		Weighted Average	Remaining	Intrinsic
Stock Options	Shares	Exercise Price	Contractual Term	Value (000s)

Outstanding at December 31, 2004	6,359,120	$21.35
Granted	2,711,000	32.89
Exercised	(971,049)	18.67
Forfeited	(239,385)	30.21

Outstanding at December 31, 2005	7,859,686	$25.40	6.72	$56,204

Options exercisable at December 31, 2005	6,855,795	$25.12	6.58	$50,932

Outstanding at December 31, 2005	7,859,686	$25.40
Granted	77,000	32.28
Exercised	(1,316,932)	22.58
Forfeited	(153,272)	31.43

Outstanding at December 31, 2006	6,466,482	$25.91	5.95	$57,985

Options exercisable at December 31, 2006	6,081,776	$25.67	5.85	$56,005

Outstanding at December 31, 2006	6,466,482	$25.91
Granted	1,091,645	33.72
Exercised	(974,440)	23.05
Forfeited	(264,274)	32.48

Outstanding at December 31, 2007	6,319,413	$27.43	5.78	(2,136)

Options exercisable at December 31, 2007	5,289,288	$26.22	5.14	4,603

The following table summarizes information about the Corporation’s stock options outstanding at December 31, 2007:

	Options	Weighted Average	Remaining	Options	Weighted Average
	Outstanding	Exercise Price	Life (Years)	Exercisable	Exercise Price

Range of Exercise Prices:
$9.95 — $13.20	39,615	$11.65	1.98	39,615	$11.65
$14.62 — $17.60	622,463	16.76	1.54	622,463	16.76
$19.47 — $23.25	1,862,814	21.44	3.49	1,862,814	21.44
$26.39 — $29.46	822,951	29.07	6.22	790,451	29.08
$31.17 — $34.27	2,971,570	33.17	8.04	1,973,945	32.86

TOTAL	6,319,413	$27.43	5.78	5,289,288	$26.22

The following table summarizes information about the Corporation’s nonvested stock option activity for 2007 and 2006.

		Weighted Average
Stock Options	Shares	Grant Date Fair Value

Nonvested at December 31, 2005	1,003,891	$6.00
Granted	77,000	6.97
Vested	(668,362)	5.87
Forfeited	(27,823)	6.26

Nonvested at December 31, 2006	384,706	$6.40

Nonvested at December 31, 2006	384,706	$6.40
Granted	1,091,645	5.99
Vested	(333,376)	6.31
Forfeited	(112,850)	6.07

Nonvested at December 31, 2007	1,030,125	$6.03

For the years ended December 31, 2007, 2006, and 2005, the intrinsic value of stock options exercised was $9.6 million, $14.6 million, and $13.5 million, respectively. (Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option.) During 2007, $22.5 million was received for the exercise of stock options. The total fair value of stock options that vested was $2.1 million, $3.9 million, and $24.7 million, respectively, for the year ended December 31, 2007, 2006, and 2005. The Corporation recognized compensation expense of $2.2 million and $0.9 million for 2007 and 2006, respectively, for the vesting of stock options. At December 31, 2007, the Corporation had $4.2 million of unrecognized compensation costs related to stock options that is expected to be recognized over a weighted-average period of 24 months.

The following table summarizes information about the Corporation’s restricted stock shares activity for 2007 and 2006.

		Weighted Average
Restricted Stock	Shares	Grant Date Fair Value

Outstanding at December 31, 2005	72,500	$28.70
Granted	92,300	33.50
Vested	(15,000)	23.25
Forfeited	(21,900)	32.78

Outstanding at December 31, 2006	127,900	$32.11

Outstanding at December 31, 2006	127,900	$32.11
Granted	118,250	33.70
Vested	(45,716)	31.64
Forfeited	(35,594)	33.19

Outstanding at December 31, 2007	164,840	$33.14

The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period. For performance-based restricted stock shares, the Corporation estimates the degree to which performance conditions will be met to determine the number of shares which will vest and the related compensation expense prior to the vesting date. Compensation expense is adjusted in the period such estimates change. At December 31, 2007, there were no outstanding shares of performance-based restricted stock shares that will vest only if certain earnings per share goals and service conditions are achieved.

Expense for restricted stock awards of approximately $2.0 million, $1.0 million, and $0.7 million was recorded for the years ended December 31, 2007, 2006, and 2005, respectively. At December 31, 2007, the Corporation had $3.3 million of unrecognized compensation costs related to restricted stock shares that is expected to be recognized over the remaining contractual terms that extend to third quarter 2010.

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

As discussed above, results for prior periods have not been restated to reflect the effects of implementing SFAS 123R. The following table illustrates the effect on net income and earnings per share as if the Corporation had applied the fair value recognition provisions of SFAS 123 to options granted under the Corporation’s stock option plans for the prior period presented. For purposes of this pro forma disclosure, the fair value of the options was estimated using a Black-Scholes option pricing model and amortized to expense over the options’ vesting periods. Under SFAS 123, the annual expense allocation methodology attributed a higher percentage of the reported expense to earlier years than to later years, resulting in accelerated expense recognition for pro forma disclosure purposes. In addition, given actions taken by management during 2005, the stock options issued in January 2005 fully vested on June 30, 2005, and the stock options issued in December 2005 fully vested on the date of grant.

For the Year Ended
December 31,
2005
($ in Thousands,
except per share
amounts)

Net income, as reported	$320,161
Add: Stock-based employee compensation expense included in reported
net income, net of related tax effects	399
Less: Total stock-based compensation expense determined under fair value
based method for all awards, net of related tax effects	(12,717)

Net income, as adjusted	$307,843

Basic earnings per share, as reported	$2.45
Basic earnings per share, as adjusted	$2.36

Diluted earnings per share, as reported	$2.43
Diluted earnings per share, as adjusted	$2.33

NOTE 12	RETIREMENT PLANS:

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

Effective December 31, 2006, the Corporation adopted the provisions set forth in SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” (“SFAS 158”). Results for periods prior to 2006 have not been restated to reflect the effects of adopting SFAS 158. The funded status and amounts recognized in the 2007 and 2006 consolidated balance sheets, as measured on December 31, 2007 and 2006, respectively, for the Pension and Postretirement Plans were as follows.

	Pension	Postretirement	Pension	Postretirement
	Plan	Plan	Plan	Plan

	2007	2007	2006	2006

	($ in Thousands)
Change in Fair Value of Plan Assets
Fair value of plan assets at beginning of year	$124,551	$—	$100,066	$—
Actual gain on plan assets	10,567	—	10,068	—
Employer contributions	10,000	354	23,000	162
Gross benefits paid	(9,187)	(354)	(8,583)	(162)

Fair value of plan assets at end of year	$135,931	$—	$124,551	$—

Change in Benefit Obligation
Net benefit obligation at beginning of year	$107,425	$5,747	$101,485	$2,648
Service cost	9,888	—	9,546	—
Interest cost	5,698	294	5,335	311
Plan Amendments	396	—	—	2,717
Curtailments, Settlements, Special Termination Benefits	—	—	61	—
Actuarial (gain) loss	(6,214)	(499)	(419)	233
Gross benefits paid	(9,187)	(354)	(8,583)	(162)

Net benefit obligation at end of year	$108,006	$5,188	$107,425	$5,747

Funded status	$27,925	$(5,188)	$17,126	$(5,747)

Noncurrent assets	$27,925	$—	$17,126	$—
Current liabilities	—	(590)	—	(583)
Noncurrent liabilities	—	(4,598)	—	(5,164)

Asset (Liability) Recognized in the Consolidated Balance Sheet	$27,925	$(5,188)	$17,126	$(5,747)

Amounts recognized in accumulated other comprehensive loss, net of tax, as of December 31, 2007 and 2006 follow:

	Pension	Postretirement	Pension	Postretirement
	Plan	Plan	Plan	Plan

	2007	2007	2006	2006

	($ in Thousands)
Prior service cost	$446	$1,050	$237	$1,288
Net actuarial loss	9,382	(108)	13,348	191

Amount not yet recognized in net periodic benefit cost, but recognized in accumulated other comprehensive loss	$9,828	$942	$13,585	$1,479

Other changes in plan assets and benefit obligations recognized in other comprehensive income (“OCI”), net of tax, in 2007 were as follows:

	Pension Plan	Postretirement Plan
	2007	2007

	($ in Thousands)
Net gain	$5,769	$498
Prior service cost	(396)	—
Amortization of prior service cost	47	395
Amortization of actuarial loss	844	—
Income tax benefit	(2,506)	(357)

Total Recognized in OCI	$3,758	$536

The components of net periodic benefit cost for the Pension and Postretirement Plans for 2007, 2006, and 2005 were as follows:

	Pension Plan	Postretirement Plan	Pension Plan	Postretirement Plan	Pension Plan	Postretirement Plan
	2007	2007	2006	2006	2005	2005

			($ in Thousands)
Service cost	$9,888	$—	$9,546	$—	$8,962	$—
Interest cost	5,698	294	5,335	311	5,343	148
Expected return on plan assets	(11,269)	—	(9,551)	—	(8,062)	—
Amortization of:
Transition asset	—	—	(88)	—	(324)	—
Prior service cost	47	395	47	395	73	(15)
Actuarial loss	844	—	1,035	—	881	—

Total net periodic benefit cost	$5,208	$689	$6,324	$706	$6,873	$133
Settlement charge	—	—	102	—	525	—

Total net pension cost	$5,208	$689	$6,426	$706	$7,398	$133

As of December 31, 2007, the estimated actuarial losses and prior service cost that will be amortized during 2008 from accumulated other comprehensive loss into net periodic benefit cost for the Pension Plan are $0.3 million and $0.1 million, respectively. An estimated $0.4 million in prior service cost is expected to be amortized from accumulated other comprehensive loss into net benefit cost during 2008 for the Postretirement Plan.

	Pension Plan	Postretirement Plan	Pension Plan	Postretirement Plan
	2007	2007	2006	2006

Weighted average assumptions used to determine benefit obligations:
Discount rate	6.00%	6.00%	5.50%	5.50%
Rate of increase in compensation levels	5.00	N/A	5.00	N/A
Weighted average assumptions used to determine net periodic benefit costs:
Discount rate	5.50%	5.50%	5.50%	5.50%
Rate of increase in compensation levels	5.00	N/A	5.00	N/A
Expected long-term rate of return on plan assets	8.75	N/A	8.75	N/A

The overall expected long-term rate of return on the Pension Plan assets was 8.75% as of both December 31, 2007 and 2006. The expected long-term rate of return was estimated using market benchmarks for equities and bonds applied to the Pension Plan’s anticipated asset allocations. The expected return on equities was computed utilizing a valuation framework, which projected future returns based on current equity valuations rather than historical returns.

The investment objective for the Pension Plan is to maximize total return with a tolerance for average risk. The plan has a diversified portfolio that will provide liquidity, current income, and growth of income and principal, with anticipated asset allocation ranges of: equity securities 55-65%, debt securities 35-45%, and other cash equivalents 0-5%. The asset allocation for the Pension Plan as of the December 31, 2007 and 2006 measurement dates, respectively, by asset category were as follows.

Asset Category	2007	2006

Equity securities	61%	60%
Debt securities	37	38
Other	2	2

Total	100%	100%

The Corporation’s funding policy is to pay at least the minimum amount required by the funding requirements of federal law and regulations, with consideration given to the maximum funding amounts allowed. The Corporation contributed $10 million to its Pension Plan during 2007 and $23 million during 2006. The Corporation regularly reviews the funding of its Pension Plans. At this time, the Corporation expects to make a contribution of up to $10 million in 2008.

The projected benefit payments for the Pension and Postretirement Plans at December 31, 2007, reflecting expected future services, were as follows. The projected benefit payments were calculated using the same assumptions as those used to calculate the benefit obligations listed above.

	Pension Plan	Postretirement Plan
	($ in Thousands)

Estimated future benefit payments:
2008	$9,728	$590
2009	9,660	607
2010	9,946	655
2011	10,468	624
2012	11,730	601
2013-2017	62,176	1,887

The health care trend rate is an assumption as to how much the plan’s medical costs will increase each year in the future. The health care trend rate assumption for pre-65 coverage is 9% for 2007, and 1% lower in each succeeding year, to an ultimate rate of 5% for 2011 and future years. The health care trend rate assumption for post-65 coverage is 10% for 2007, and 1% lower in each succeeding year, to an ultimate rate of 5% for 2012 and future years.

A one percentage point change in the assumed health care cost trend rate would have the following effect.

	2007		2006
	100 bp Increase	100 bp Decrease	100 bp Increase	100 bp Decrease
	($ in Thousands)

Effect on total of service and interest cost	$22	$(20)	$20	$(19)
Effect on postretirement benefit obligation	$363	$(339)	$370	$(348)

The Corporation also has a 401(k) and Employee Stock Ownership Plan (the “401(k) plan”). The Corporation’s contribution is determined annually by the Compensation and Benefits Committee of the Board of Directors, based in part on performance-driven formulas provided in the plan. Total expense related to contributions to the 401(k) plan was $6.1 million, $3.4 million, and $12.5 million in 2007, 2006, and 2005, respectively.

NOTE 13	INCOME TAXES:

The current and deferred amounts of income tax expense (benefit) were as follows:

	Years Ended December 31,
	2007	2006	2005

	($ in Thousands)

Current:
Federal	$120,623	$109,909	$144,053
State	3,353	3,589	6,329

Total current	123,976	113,498	150,382
Deferred:
Federal	7,048	16,412	(339)
State	2,418	3,224	(345)

Total deferred	9,466	19,636	(684)

Total income tax expense	$133,442	$133,134	$149,698

Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities resulted in deferred taxes. Deferred tax assets and liabilities at December 31 were as follows:

	2007	2006
	($ in Thousands)

Gross deferred tax assets:
Allowance for loan losses	$81,498	$82,661
Accrued liabilities	3,002	4,158
Deferred compensation	19,160	18,942
Securities valuation adjustment	2,222	6,180
Benefit of tax loss carryforwards	29,337	23,311
Other	3,293	2,769

Total gross deferred tax assets	138,512	138,021
Valuation allowance for deferred tax assets	(12,082)	(7,689)

	126,430	130,332
Gross deferred tax liabilities:
FHLB stock dividends	13,903	13,947
Prepaids	20,862	18,540
Intangible amortization	23,661	18,020
Mortgage banking activity	9,679	15,838
Deferred loan fee income	16,492	14,674
State income taxes	10,717	9,198
Leases	5,091	5,247
Other	5,879	5,256

Total gross deferred tax liabilities	106,284	100,720

Net deferred tax assets	20,146	29,612

Tax effect of unrealized loss (gain) related to available for sale securities	(4,395)	438
Tax effect of unrealized loss related to pension and postretirement benefits	7,180	10,043

	2,785	10,481

Net deferred tax assets including tax effected items	$22,931	$40,093

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

At December 31, 2007, the valuation allowance for deferred tax assets of $12.1 million was related to the deferred tax benefit of tax loss carryforwards of $29.3 million, while at December 31, 2006, the valuation allowance for deferred tax assets of $7.7 million was related to the deferred tax benefit of tax loss carryforwards of $23.3 million. The changes in the valuation allowance related to net operating losses for 2007 and 2006 was as follows:

	2007	2006
	($ in Thousands)

Valuation allowance for deferred tax assets, beginning of year	$7,689	$10,085
Increase (decrease) attributed to net operating losses	4,393	(2,396)

Valuation allowance for deferred tax assets, end of year	$12,082	$7,689

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and, if necessary, tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the period that the deferred tax assets are deductible, management believes it is more likely than not the Corporation will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2007 and 2006.

At December 31, 2007, the Corporation had state net operating losses of $364 million (of which, $59 million was acquired from various acquisitions) and federal net operating losses of $1.6 million (of which, all was acquired from various acquisitions) that will expire in the years 2008 through 2022.

The effective income tax rate differs from the statutory federal tax rate. The major reasons for this difference were as follows:

	2007	2006	2005

Federal income tax rate at statutory rate	35.0%	35.0%	35.0%
Increases (decreases) resulting from:
Tax-exempt interest and dividends	(3.9)	(3.0)	(2.9)
State income taxes (net of federal income taxes)	0.9	1.0	1.0
Other	(0.2)	(3.4)	(1.2)

Effective income tax rate	31.8%	29.6%	31.9%

Savings banks acquired by the Corporation in 1997 and 2004 qualified under provisions of the Internal Revenue Code that permitted them to deduct from taxable income an allowance for bad debts that differed from the provision for such losses charged to income for financial reporting purposes. Accordingly, no provision for income taxes has been made for $100.3 million of retained income at December 31, 2007. If income taxes had been provided, the deferred tax liability would have been approximately $40.3 million. Management does not expect this amount to become taxable in the future, therefore, no provision for income taxes has been made.

The Corporation and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states jurisdictions. The Corporation’s federal income tax returns are open and subject to examination from the 2000 tax return year and forward, while the Corporation’s various state income tax returns are generally open and subject to examination from the 1999 and later tax return years based on individual state statutes of limitation.

The Corporation adopted the provisions of FIN 48 effective January 1, 2007, resulting in no cumulative effect adjustment to retained earnings as of the date of adoption. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

($ in Millions)

Balance at January 1, 2007	$29
Changes in tax positions for prior years	—
Additions based on tax positions related to current year	10
Settlements	—
Statute expiration	(1)

Balance at December 31, 2007	$38

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $26 million.

The Corporation recognizes interest and penalties accrued related to unrecognized tax benefits in the income tax expense line of the consolidated statements of income. As of December 31, 2007, the Corporation had $6 million of interest and penalties (including $0.5 million of interest accrued during 2007) on unrecognized tax benefits of which $4 million had an impact on the effective tax rate. Management does not anticipate significant adjustments to the total amount of unrecognized tax benefits within the next twelve months.

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

Lending-related commitments include commitments to extend credit, commitments to originate residential mortgage loans held for sale, commercial letters of credit, and standby letters of credit. Commitments to extend credit are agreements to lend to customers at predetermined interest rates, as long as there is no violation of any condition established in the contracts. Commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments, and the fair value of these commitments is recorded on the consolidated balance sheets. The Corporation’s derivative and hedging activity is further described in Note 15. Commercial and standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and the third party, while standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party.

The following is a summary of lending-related commitments at December 31.

	2007	2006
	($ in Thousands)

Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale (1)(2)	$6,603,204	$6,067,120
Commercial letters of credit(1)	30,495	22,568
Standby letters of credit(3)	628,760	608,352

(1)	These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and is not material at December 31, 2007 or 2006.

(2)	Commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 15.

(3)	The Corporation has established a liability of $3.7 million and $4.8 million at December 31, 2007 and 2006, respectively, as an estimate of the fair value of these financial instruments.

Other Commitments

The Corporation has principal investment commitments to provide capital-based financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in low-income housing, small-business commercial real estate, and historic tax credit projects to promote the revitalization of low-to-moderate-income neighborhoods throughout the local communities of its bank subsidiary. As a limited partner in these unconsolidated projects, the Corporation is allocated tax credits and deductions associated with the underlying projects. As of December 31, 2007, the Corporation’s commitment for all these investments was $59 million (of which, $30 million was funded), while at December 31, 2006, the Corporation’s commitment for all these investments was $40 million (of which, $18 million was funded). The aggregate carrying value of these investments at December 31, 2007, was $26 million, included in other assets on the consolidated balance sheets, compared to $15 million at December 31, 2006.

Contingent Liabilities

In the ordinary course of business, the Corporation may be named as defendant in or be a party to various pending and threatened legal proceedings. Since it may not be possible to formulate a meaningful opinion as to the range of possible outcomes and plaintiffs’ ultimate damage claims, management cannot estimate the specific possible loss or range of loss that may result from these proceedings. Management believes, based upon current knowledge, that liabilities arising out of any such current proceedings will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Corporation.

During the fourth quarter of 2007, Visa announced that it had reached a settlement regarding certain litigation with American Express totaling $2.1 billion. Visa also disclosed in its annual report filed during the fourth quarter of 2007, a $650 million liability related to pending litigation with Discover, as well as potential additional exposure for similar pending litigation related to other lawsuits against Visa (for which Visa has not recorded a liability). As a result of the indemnification agreement established as part of Visa’s restructuring transactions in October 2007, banks with a membership interest, including the Corporation, have obligations to share in certain losses with Visa, including these litigation matters. Accordingly, during the fourth quarter of 2007, the Corporation recorded a $2.3 million reserve and a corresponding charge to other noninterest expense for unfavorable litigation losses related to Visa, estimated in accordance with SFAS 5, “Accounting for Contingencies,” (“SFAS 5”) and FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34” (“FIN 45”).

Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are most often sold on a nonrecourse basis. The Corporation’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability, which if subsequently are untrue or breached, could require the Corporation to repurchase certain loans affected. There have been insignificant instances of repurchase under representations and warranties. To a much lesser degree, the Corporation may sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and/or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At December 31, 2007, and December 31, 2006, there were approximately $61 million and $62 million, respectively, of residential mortgage loans sold with such recourse risk, upon which there have been insignificant instances of repurchase. Given that the underlying loans delivered to buyers are predominantly conventional residential first lien mortgages originated or purchased under our usual underwriting procedures, and that historical experience shows negligible losses and insignificant repurchase activity, management believes that losses and repurchases under the limited recourse provisions will continue to be insignificant.

In October 2004, the Corporation acquired a thrift. Prior to the acquisition, this thrift retained a subordinate position to the FHLB in the credit risk on the underlying residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. The Corporation has not sold loans to the FHLB with such credit risk retention since February 2005. At December 31, 2007 and December 31, 2006, there were $1.5 billion and $1.8 billion, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been negligible historical losses to the Corporation.

NOTE 15	DERIVATIVE AND HEDGING ACTIVITIES:

The Corporation uses derivative instruments primarily to hedge the variability in interest payments or protect the value of certain assets and liabilities recorded on its consolidated balance sheet from changes in interest rates. The predominant derivative and hedging activities include interest rate swaps, interest rate caps, interest rate collars, and certain mortgage banking activities. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. Because the contract or notional amount does not represent amounts exchanged by the parties, it is not a measure of loss exposure related to the use of derivatives nor of exposure to liquidity risk. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. As the Corporation generally enters into transactions only with high quality counterparties, no losses with counterparty nonperformance on derivative financial instruments have occurred. Further, the Corporation obtains collateral and uses master netting arrangements when available. To mitigate the counterparty risk, interest rate swap agreements generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds a certain threshold. The Corporation was not required to pledge any collateral for swap agreements at either December 31, 2007 or 2006. The threshold limits are determined from the credit ratings of each counterparty. Upgrades or downgrades to the credit ratings of either counterparty would lower or raise the threshold limits. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, currency exchange rates, or commodity prices. The market risk associated with interest rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

Interest rate swap contracts are entered into primarily as an asset/liability management strategy of the Corporation to modify interest rate risk, while an interest rate cap or collar is an interest rate protection instrument. The customer swaps, caps, and collars are entered into to service the customers’ needs. The Corporation simultaneously enters into offsetting derivative instruments, i.e. mirror interest rate swaps, caps, and collars, with third parties to manage its interest rate risk associated with customer swaps, caps, or collars. Interest rate swap contracts are exchanges of interest payments, such as fixed rate payments for floating rate payments, based on a notional principal amount. Payments related to the Corporation’s swap contracts are made monthly, quarterly, or semi-annually by one of the parties, depending on the specific terms of the related contract. The primary risk associated with all swaps is the exposure to movements in interest rates and the ability of the counterparties to meet the terms of the contract. Interest rate floors, caps, and collars are interest rate protection instruments that involve the payment from the seller to the buyer of an interest differential. This differential represents the difference between a short-term rate (e.g., six-month LIBOR) and an agreed upon rate (the strike rate) applied to a notional principal amount. By buying a cap, the Corporation will be paid the differential by a counterparty should the short-term rate rise above the strike level of the agreement. In contrast, by buying a floor, the Corporation will be paid the differential by a counterparty should the short-term rate fall below the strike level of the agreement. The primary risk associated with purchased floors and caps is the ability of the counterparties to meet the terms of the agreement.

The Corporation recognized ineffectiveness of $0.6 million in 2007 (which increased net interest income), relating to the Corporation’s fair value hedges of a long-term, fixed-rate subordinated debenture. Subsequent to December 31, 2007, the Corporation’s fair value hedges of this long-term, fixed-rate subordinated debenture were called, with an effective date in the first quarter of 2008, and accordingly, this has not been reflected in the consolidated financial statements for year-end 2007. In 2006, the Corporation recognized combined ineffectiveness of $1.1 million (which increased net interest income) relating to the Corporation’s fair value hedges of long-term, fixed-rate commercial loans and a long-term, fixed-rate subordinated debenture. No components of the derivatives change in fair value were excluded from the assessment of hedge effectiveness. Prior to March 31, 2006, the Corporation had been using the short cut method of assessing hedge effectiveness for a fair value hedge with $175 million notional balance hedging a long-term, fixed-rate subordinated debenture. Effective March 31, 2006, the Corporation de-designated the hedging relationship under the short cut method and re-designated the hedging relationship under a long-haul method utilizing the same instruments. In December 2006, the Corporation terminated all swaps hedging long-term, fixed-rate commercial loans for a net gain of approximately $0.8 million.

In addition to the fair value hedges noted above, in September 2007, the Corporation entered into an interest rate swap accounted for as a cash flow hedge which hedges the interest rate risk in the cash flows of a long-term, variable-rate FHLB advance. Hedge effectiveness is determined using regression analysis. The ineffective portion of the cash flow hedge recorded through the consolidated statements of income in 2007 was immaterial. No components of the derivatives change in fair value were excluded from the assessment of hedge effectiveness. Derivative gains and losses reclassified from accumulated other comprehensive income to current period earnings are included in interest expense on long-term funding, i.e. the line item in which the hedged cash flows are recorded. At December 31, 2007, accumulated other comprehensive income included a deferred after-tax net loss of $1.2 million related to this derivative. The net after-tax derivative loss included in accumulated other comprehensive income at December 31, 2007, is projected to be reclassified into net interest income in conjunction with the recognition of interest payments on the long-term, variable-rate FHLB advance through June 2009.

The table below identifies the Corporation’s derivative instruments, excluding mortgage derivatives, at December 31, 2007 and 2006, as well as which instruments receive hedge accounting treatment. Included in the table for both December 31, 2007 and 2006, were customer interest rate swaps and interest rate caps for which the Corporation has mirror swaps and caps. Also included in the table below at December 31, 2007, were customer interest rate collars for which the Corporation has mirror collars. The fair value of these customer swaps, caps, and collars and of the mirror swaps, caps, and collars is recorded in earnings and the net impact for 2007 and 2006 was immaterial.

	Notional	Fair Value	Weighted Average
December 31, 2007	Amount	Gain / (Loss)	Receive Rate	Pay Rate	Maturity

	($ in Thousands)

Swaps — receive fixed / pay variable(1)	$175,000	$(50)	7.63%	6.01%	298 months
Swaps — receive variable / pay fixed(2)	200,000	(1,972)	4.74%	4.42%	18 months
Customer and mirror swaps(3)	758,376	—	4.92%	4.92%	62 months
Customer and mirror caps(3)	42,314	—	—	—	15 months
Customer and mirror collars(3)	56,503	—	—	—	54 months

(1)	Fair value hedge accounting is applied on $175 million notional, which hedges a long-term, fixed-rate subordinated debenture.

(2)	Cash flow hedge accounting is applied on $200 million notional, which hedges the interest rate risk in the cash flows of a long-term, variable-rate FHLB advance.

(3)	Hedge accounting is not applied on $857 million notional of interest rate swaps, caps, and collars entered into with our customers whose value changes are offset by mirror swaps, caps, and collars entered into with third parties.

	Notional	Fair Value	Weighted Average
December 31, 2006	Amount	Gain / (Loss)	Receive Rate	Pay Rate	Maturity

	($ in Thousands)

Swaps — receive fixed / pay variable(4)	$175,000	$(979)	7.63%	6.38%	310 months
Customer and mirror swaps(5)	434,178	—	4.91%	4.91%	63 months
Customer and mirror caps(5)	22,197	—	—	—	32 months

(4)	Fair value hedge accounting is applied on $175 million notional, which hedges a long-term, fixed-rate subordinated debenture.

(5)	Hedge accounting is not applied on $456 million notional of interest rate swaps and caps entered into with our customers whose value changes are offset by mirror swaps and caps entered into with third parties.

For the mortgage derivatives, which are not included in the table above and are not accounted for as hedges, changes in the fair value are recorded to mortgage banking, net. The fair value of the mortgage derivatives at December 31, 2007, was a net loss of $1.1 million, compared to a net loss of $0.7 million at December 31, 2006, with the change of $0.4 million decreasing net mortgage banking income for 2007. The $1.1 million net fair value loss for mortgage derivatives at December 31, 2007, was composed of the net loss on commitments to sell approximately $199 million of loans to various investors and the net loss on commitments to fund approximately $118 million of loans to individual borrowers. The $0.7 million net fair value loss for mortgage derivatives at December 31, 2006 was composed of the net gain on commitments to sell approximately $138 million of loans to various investors and the net loss on commitments to fund approximately $91 million of loans to individual borrowers.

NOTE 16	PARENT COMPANY ONLY FINANCIAL INFORMATION:

Presented below are condensed financial statements for the Parent Company:

BALANCE SHEETS

	2007	2006

	($ in Thousands)

ASSETS
Cash and due from banks	$2,189	$413
Notes receivable from subsidiaries	131,947	280,852
Investment in subsidiaries	2,543,595	2,411,361
Other assets	148,901	130,583

Total assets	$2,826,632	$2,823,209

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term borrowings	$35,000	$115,000
Long-term funding	415,927	415,710
Accrued expenses and other liabilities	46,000	47,006

Total liabilities	496,927	577,716
Stockholders’ equity	2,329,705	2,245,493

Total liabilities and stockholders’ equity	$2,826,632	$2,823,209

STATEMENTS OF INCOME

	For the Years Ended December 31,
	2007	2006	2005

	($ in Thousands)

INCOME
Dividends from subsidiaries	$273,000	$354,000	$243,000
Management and service fees from subsidiaries	64,212	59,515	45,905
Interest income on notes receivable	17,830	22,325	16,505
Other income	2,287	21,964	7,088

Total income	357,329	457,804	312,498

EXPENSE
Interest expense on borrowed funds	34,099	32,404	22,700
Provision for loan losses	—	(1,455)	—
Personnel expense	36,623	33,190	31,210
Other expense	25,563	19,047	22,408

Total expense	96,285	83,186	76,318

Income before income tax expense (benefit) and equity in
undistributed income	261,044	374,618	236,180
Income tax expense (benefit)	(4,955)	7,450	(4,953)

Income before equity in undistributed net income of subsidiaries	265,999	367,168	241,133
Equity in undistributed net income of subsidiaries	19,753	(50,523)	79,028

Net income	$285,752	$316,645	$320,161

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006	2005

	($ in Thousands)

OPERATING ACTIVITIES
Net income	$285,752	$316,645	$320,161
Adjustments to reconcile net income to net cash provided by operating activities:
(Increase) decrease in equity in undistributed net income of subsidiaries	(19,753)	50,523	(79,028)
Depreciation and amortization	371	356	465
(Gain) loss on sales of investment securities, net	809	(19,105)	(2,873)
Gain on sales of assets, net	—	(622)	—
Increase in interest receivable and other assets	(12,181)	(11,914)	(22,422)
Increase (decrease) in interest payable and other liabilities	(814)	(7,307)	5,471
Excess tax benefit from stock-based compensation	(1,879)	(3,248)	—
Capital contributed to subsidiaries	(95)	(50)	(50)

Net cash provided by operating activities	252,210	325,278	221,724

INVESTING ACTIVITIES
Proceeds from sales of investment securities	168	20,730	10,117
Purchase of investment securities	(2,693)	(550)	—
Net cash paid in acquisition of subsidiary	(46,475)	—	(14,881)
Net (increase) decrease in notes receivable	151,661	(42,675)	20,758
Purchase of other assets, net of disposals	(6,977)	(4,723)	(146)

Net cash provided by (used in) investing activities	95,684	(27,218)	15,848

FINANCING ACTIVITIES
Net increase (decrease) in short-term borrowings	(80,000)	90,000	12,000
Net decrease in long-term funding	—	—	(14,000)
Cash dividends	(155,809)	(151,235)	(138,966)
Proceeds from exercise of stock options	21,672	29,869	18,702
Purchase of common stock	(133,860)	(266,191)	(114,812)
Settlement of employee stock ownership plan	—	(4,099)	—
Excess tax benefit from stock-based compensation	1,879	3,248	—

Net cash used in financing activities	(346,118)	(298,408)	(237,076)

Net increase (decrease) in cash and cash equivalents	1,776	(348)	496
Cash and cash equivalents at beginning of year	413	761	265

Cash and cash equivalents at end of year	$2,189	$413	$761

NOTE 17	FAIR VALUE OF FINANCIAL INSTRUMENTS:

The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Corporation’s financial instruments.

The estimated fair values of the Corporation’s financial instruments on the balance sheet at December 31 were as follows:

	2007		2006

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

	($ in Thousands)

Financial assets:
Cash and due from banks	$553,031	$553,031	$458,344	$458,344
Interest-bearing deposits in other financial institutions	11,671	11,671	10,505	10,505
Federal funds sold and securities purchased under
agreements to resell	22,447	22,447	13,187	13,187
Accrued interest receivable	109,088	109,088	114,298	114,298
Interest rate swap, cap, and collar agreements(1)	16,116	16,116	3,284	3,284
Investment securities available for sale	3,543,019	3,543,019	3,436,621	3,436,621
Loans held for sale	94,441	94,441	370,758	370,758
Loans	15,516,252	15,636,018	14,881,526	14,845,311
Bank owned life insurance	491,294	491,294	419,718	419,718
Financial liabilities:
Deposits	13,973,913	13,995,258	14,316,071	14,316,071
Accrued interest payable	39,382	39,382	45,922	45,922
Short-term borrowings	3,226,787	3,226,787	2,042,685	2,042,685
Long-term funding	1,864,771	1,881,852	2,071,142	2,068,211
Interest rate swap, cap, and collar agreements(1)	18,138	18,138	4,263	4,263
Standby letters of credit(2)	3,692	3,692	4,797	4,797
Commitments to originate residential
mortgage loans held for sale	590	590	923	923
Forward commitments to sell residential mortgage loans	477	477	(207)	(207)

(1)	At December 31, 2007 and 2006, the notional amount of non-trading interest rate swap agreements was $0.4 billion and $0.2 billion, respectively. See Note 15 for information on the fair value of derivative financial instruments.

(2)	The commitment on standby letters of credit was $0.6 billion at both December 31, 2007 and 2006. See Note 14 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.

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

Bank owned life insurance—The fair value of bank owned life insurance approximates the carrying amount, because upon liquidation of these investments, the Corporation would receive the cash surrender value which equals the carrying amount.

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

Interest rate swap, cap, and collar agreements—The fair value of interest rate swap, cap, and collar agreements is obtained from dealer quotes. These values represent the estimated amount the Corporation would receive or pay to terminate the agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties.

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

Restrictions on Cash and Due From Banks

The Corporation’s bank subsidiary is required to maintain certain vault cash and reserve balances with the Federal Reserve Bank to meet specific reserve requirements. These requirements approximated $64 million at December 31, 2007.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total and tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007 and 2006, that the Corporation meets all capital adequacy requirements to which it is subject.

As of December 31, 2007 and 2006, the most recent notifications from the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation categorized the subsidiary bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the subsidiary bank must maintain minimum total risk-based, tier 1 risk-based, and tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions’ category. The actual capital amounts and ratios of the Corporation and its significant subsidiary are presented below. No deductions from capital were made for interest rate risk in 2007 or 2006.

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions:(2)
($ In Thousands)	Amount	Ratio(1)	Amount	Ratio(1)	Amount	Ratio(1)

As of December 31, 2007:
Associated Banc-Corp
Total Capital	$1,888,346	10.92%	$1,383,408	≥8.00%
Tier 1 Capital	1,566,872	9.06	691,704	≥4.00%
Leverage	1,566,872	7.83	800,474	≥4.00%
Associated Bank, N.A
Total Capital	$1,706,518	10.04	$1,359,997	≥8.00%	$1,699,997	≥10.00%
Tier 1 Capital	1,513,235	8.90	679,999	≥4.00%	1,019,998	≥ 6.00%
Leverage	1,513,235	7.63	793,289	≥4.00%	991,612	≥ 5.00%
As of December 31, 2006:
Associated Banc-Corp
Total Capital	$1,955,035	11.92%	$1,312,644	≥8.00%
Tier 1 Capital	1,546,037	9.42	656,322	≥4.00%
Leverage	1,546,037	7.82	790,981	≥4.00%
Associated Bank, N.A
Total Capital	$1,735,040	10.80	$1,285,516	≥8.00%	$1,606,895	≥10.00%
Tier 1 Capital	1,457,306	9.07	642,758	≥4.00%	964,137	≥ 6.00%
Leverage	1,457,306	7.48	779,833	≥4.00%	974,791	≥ 5.00%

(1)
— Total Capital ratio is defined as tier 1 capital plus tier 2 capital divided by total risk-weighted assets. The Tier 1 Capital ratio is defined as tier 1 capital divided by total risk-weighted assets. The leverage ratio is defined as tier 1 capital divided by the most recent quarter’s average total assets.

(2)	— Prompt corrective action provisions are not applicable at the bank holding company level.

NOTE 19	EARNINGS PER SHARE:

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

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)

Net income	$285,752	$316,645	$320,161

Weighted average shares outstanding	127,408	132,006	130,554
Effect of dilutive stock awards and unsettled share repurchases	1,020	1,126	1,377

Diluted weighted average shares outstanding	128,428	133,132	131,931
Basic earnings per share	$2.24	$2.40	$2.45

Diluted earnings per share	$2.23	$2.38	$2.43

NOTE 20	SEGMENT REPORTING:

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

The accounting policies of the segments are the same as those described in Note 1. Selected segment information is presented below.

		Wealth
	Banking	Management	Other	Consolidated Total
		($ in Thousands)

2007
Net interest income	$643,306	$507	$—	$643,813
Provision for loan losses	34,509	—	—	34,509
Noninterest income	259,259	107,473	(3,884)	362,848
Depreciation and amortization	48,314	1,695	—	50,009
Other noninterest expense	435,255	71,578	(3,884)	502,949
Income taxes	119,559	13,883	—	133,442

Net income	$264,928	$20,824	$—	$285,752

Percent of consolidated net income	93%	7%	—%	100%
Total assets	$21,527,456	$110,105	$(45,478)	$21,592,083

Percent of consolidated total assets	100%	—%	—%	100%
Total revenues*	$902,565	$107,980	$(3,884)	$1,006,661
Percent of consolidated total revenues	90%	10%	—%	100%
2006
Net interest income	$669,047	$502	$—	$669,549
Provision for loan losses	19,056	—	—	19,056
Noninterest income	217,160	101,904	(3,163)	315,901
Depreciation and amortization	51,562	1,906	—	53,468
Other noninterest expense	397,003	69,307	(3,163)	463,147
Income taxes	120,657	12,477	—	133,134

Net income	$297,929	$18,716	$—	$316,645

Percent of consolidated net income	94%	6%	—%	100%
Total assets	$20,797,528	$94,931	$(31,075)	$20,861,384

Percent of consolidated total assets	100%	—%	—%	100%
Total revenues*	$886,207	$102,406	$(3,163)	$985,450
Percent of consolidated total revenues	90%	10%	—%	100%
2005
Net interest income	$671,959	$296	$—	$672,255
Provision for loan losses	13,019	—	—	13,019
Noninterest income	224,190	92,776	(2,746)	314,220
Depreciation and amortization	52,449	2,307	—	54,756
Other noninterest expense	389,694	61,893	(2,746)	448,841
Income taxes	138,149	11,549	—	149,698

Net income	$302,838	$17,323	$—	$320,161

Percent of consolidated net income	95%	5%	—%	100%
Total assets	$22,036,581	$90,055	$(26,554)	$22,100,082

Percent of consolidated total assets	100%	—%	—%	100%
Total revenues*	$896,149	$93,072	$(2,746)	$986,475
Percent of consolidated total revenues	91%	9%	—%	100%

*	Total revenues for this segment disclosure are defined to be the sum of net interest income plus noninterest income, net of mortgage servicing rights amortization.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Associated Banc-Corp:

We have audited the accompanying consolidated balance sheets of Associated Banc-Corp and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Associated Banc-Corp and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Associated Banc-Corp’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP
Chicago, Illinois
February 27, 2008

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Corporation maintains disclosure controls and procedures as required under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2007, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2007. No changes were made to the Corporation’s internal control over financial reporting (as defined Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

As of December 31, 2007, management assessed the effectiveness of the Corporation’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on this assessment, management has determined that the Corporation’s internal control over financial reporting as of December 31, 2007, is effective.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Corporation included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2007. The report, which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2007, is included under the heading “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Associated Banc-Corp:

We have audited Associated Banc-Corp’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Associated Banc-Corp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Associated Banc-Corp’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on this risk assessment. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Associated Banc-Corp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Associated Banc-Corp and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 27, 2008 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP
Chicago, Illinois
February 27, 2008

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in the Corporation’s definitive Proxy Statement, prepared for the 2008 Annual Meeting of Shareholders, which contains information concerning directors of the Corporation under the captions “Election of Directors” and “Information About the Board of Directors”; information concerning executive officers of the Corporation under the caption “Information About the Executive Officers,”; and information concerning Section 16(a) compliance under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information in the Corporation’s definitive Proxy Statement, prepared for the 2008 Annual Meeting of Shareholders, which contains information concerning this item, under the caption “Executive Compensation,” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the Corporation’s definitive Proxy Statement, prepared for the 2008 Annual Meeting of Shareholders, which contains information concerning this item, under the caption “Stock Ownership,” is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2007, regarding shares outstanding and available for issuance under the Corporation’s existing equity compensation plans.

(c)
Number of
Securities
	(a)		Remaining Available
	Number of		for Future Issuance
	Securities to be	(b)	Under Equity
	Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(excluding
	Outstanding	Outstanding	securities
	Options, Warrants	Options, Warrants	reflected in column
Plan Category	and Rights	and Rights	(a))

Equity compensation plans approved
by security holders	6,024,581	$27.71	4,629,788
Equity compensation plans not
approved by security holders	294,832	21.76	2,777,533

Total	6,319,413	$27.43	7,407,321

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the Corporation’s definitive Proxy Statement, prepared for the 2008 Annual Meeting of Shareholders, which contains information concerning this item under the caption “Related Person Transactions,” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in the Corporation’s definitive Proxy Statement, prepared for the 2008 Annual meeting of Shareholders, which contains information concerning this item under the caption “Fees Paid to Independent Registered Public Accounting Firm,” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1 and 2 Financial Statements and Financial Statement Schedules

The following financial statements and financial statement schedules are included under a separate caption “Financial Statements and Supplementary Data” in Part II, Item 8 hereof and are incorporated herein by reference.

Consolidated Balance Sheets—December 31, 2007 and 2006

Consolidated Statements of Income—For the Years Ended December 31, 2007, 2006, and 2005

Consolidated Statements of Changes in Stockholders’ Equity—For the Years Ended December 31, 2007, 2006, and 2005

Consolidated Statements of Cash Flows—For the Years Ended December 31, 2007, 2006, and 2005

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(a)	3 Exhibits Required by Item 601 of Regulation S-K

Exhibit
Number	Description

(3)(a)	Amended and Restated Articles of Incorporation	Exhibit (3) to Report on 10-Q filed on May 8, 2006
(3)(c)	Bylaws	Exhibit (3)(b) to Report on Form 10-K for fiscal year ended December 31, 1999
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
*(10)(a)	Associated Banc-Corp Amended and Restated Long-Term Incentive Stock Plan	Exhibit 99.1 to the Corporation’s registration statement (333-121012) on Form S-8 filed under the Securities Act of 1933
*(10)(b)	Change of Control Plan of the Corporation effective April 25, 1994	Exhibit (10)(d) to Report on Form 10-K for fiscal year ended December 31, 1994
*(10)(c)	Deferred Compensation Plan and Deferred Compensation Trust effective as of December 16, 1993, and Deferred Compensation Agreement of the Corporation dated December 31, 1994	Exhibit (10)(e) to Report on Form 10-K for fiscal year ended December 31, 1994
*(10)(f)	Associated Banc-Corp Directors’ Deferred Compensation Plan	Exhibit (10)(f) to Report on Form 10-K for year ended December 31, 2004
*(10)(g)	Associated Banc-Corp 1999 Non-Qualified Stock Option Plan	Exhibit 99.1 to the Corporation’s registration statement (333-121010) on Form S-8 filed under the Securities Act of 1933
*(10)(h)	Associated Banc-Corp 2003 Long-Term Incentive Plan	Exhibit 99.1 to the Corporation’s registration statement (333-121011) on Form S-8 filed under the Securities Act of 1933
*(10)(i)	Associated Banc-Corp Incentive Compensation Plan	Exhibit (10)(i) to Report on Form 10-K for fiscal year ended December 31, 2004
*(10)(m)	First Federal Director Deferred Compensation and Option Plans	Incorporated by reference as Exhibits 10.2, 10.3, and 10.9 to First Federal Capital Corp’s 2003 Form 10-K.
*(10)(n)	Distribution Agreement dated September 30, 2005, for $2 billion Senior and Subordinated Bank Notes	Exhibit 1.1 to Current Report on Form 8-K filed on October 19, 2005
*(10)(o)	Fiscal and Paying Agency Agreement dated September 30, 2005, for $2 billion Senior and Subordinated Bank Notes	Exhibit 4.1 to Current Report on Form 8-K filed on October 19, 2005
(11)	Statement Re Computation of Per Share Earnings	See Note 19 in Part II Item 8
(21)	Subsidiaries of the Parent Company	Filed herewith

Exhibit
Number	Description

(23)	Consent of Independent Registered Public Accounting Firm	Filed herewith
(24)	Power of Attorney	Filed herewith
(31.1)	Certification Under Section 302 of Sarbanes-Oxley by Paul S. Beideman, Chief Executive Officer	Filed herewith
(31.2)	Certification Under Section 302 of Sarbanes-Oxley by Joseph B. Selner, Chief Financial Officer	Filed herewith
(32)	Certification by the CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley	Filed herewith

*	Management contracts and arrangements.

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

ASSOCIATED BANC-CORP

Date: February 27, 2008	By: /s/ PAUL S. BEIDEMAN Paul S. Beideman Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paul S. Beideman Paul S. Beideman Chairman and Chief Executive Officer	/s/ Eileen A. Kamerick * Eileen A. Kamerick Director

/s/ Joseph B. Selner Joseph B. Selner Chief Financial Officer Principal Financial Officer and Principal Accounting Officer	/s/ Richard T. Lommen* Richard T. Lommen Director

/s/ Karen T. Beckwith * Karen T. Beckwith Director	/s/ John C. Meng * John C. Meng Director

/s/ Ruth M. Crowley * Ruth M. Crowley Director	/s/ J. Douglas Quick * J. Douglas Quick Director

/s/ Robert C. Gallagher * Robert C. Gallagher Director	/s/ Carlos E. Santiago * Carlos E. Santiago Director

/s/ Ronald R. Harder * Ronald R. Harder Director	/s/ John C. Seramur * John C. Seramur Director

/s/ William R. Hutchinson * William R. Hutchinson Director

* /s/ Brian R. Bodager Brian R. Bodager Attorney-in-Fact

Date: February 27, 2008