Form 10-Q
period 2008-03-31
ASSOCIATED BANC-CORP
filed 2008-05-07
CIK 7789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of registrant’s common stock, par value $0.01 per share, at April 30, 2008, was 127,385,297.

ASSOCIATED BANC-CORP

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements:
ASSOCIATED BANC-CORP
Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
	(In Thousands, except share data)
ASSETS
Cash and due from banks	$477,971	$553,031
Interest-bearing deposits in other financial institutions	25,216	11,671
Federal funds sold and securities purchased under agreements to resell	20,250	22,447
Investment securities available for sale, at fair value	3,616,280	3,543,019
Loans held for sale	123,652	94,441
Loans	15,785,283	15,516,252
Allowance for loan losses	(207,602)	(200,570)

Loans, net	15,577,681	15,315,682
Premises and equipment, net	193,774	197,446
Goodwill	929,168	929,168
Other intangible assets, net	90,477	92,220
Other assets	849,284	832,958

Total assets	$21,903,753	$21,592,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$2,516,265	$2,661,078
Interest-bearing deposits, excluding brokered certificates of deposit	10,634,511	10,903,198
Brokered certificates of deposit	731,398	409,637

Total deposits	13,882,174	13,973,913
Short-term borrowings	3,852,524	3,226,787
Long-term funding	1,536,399	1,864,771
Accrued expenses and other liabilities	250,238	196,907

Total liabilities	19,521,335	19,262,378

Stockholders’ equity
Preferred stock (Par value $1.00 per share, authorized 750,000 shares, no shares issued)	—	—
Common stock (Par value $0.01 per share, authorized 250,000,000 shares, issued 127,753,608 shares for both periods)	1,278	1,278
Surplus	1,043,839	1,040,694
Retained earnings	1,318,573	1,305,136
Accumulated other comprehensive income (loss)	20,131	(2,498)
Treasury stock, at cost (43,626, and 428,910 shares, respectively)	(1,403)	(14,905)

Total stockholders’ equity	2,382,418	2,329,705

Total liabilities and stockholders’ equity	$21,903,753	$21,592,083

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In Thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$255,053	$273,961
Interest and dividends on investment securities and deposits in other financial institutions:
Taxable	31,352	30,526
Tax exempt	10,259	9,794
Interest on federal funds sold and securities purchased under agreements to resell	206	183

Total interest income	296,870	314,464
INTEREST EXPENSE
Interest on deposits	81,506	98,299
Interest on short-term borrowings	28,173	35,183
Interest on long-term funding	22,074	21,936

Total interest expense	131,753	155,418

NET INTEREST INCOME	165,117	159,046
Provision for loan losses	23,002	5,082

Net interest income after provision for loan losses	142,115	153,964
NONINTEREST INCOME
Trust service fees	10,074	10,309
Service charges on deposit accounts	23,684	23,022
Card-based and other nondeposit fees	11,425	11,323
Retail commission income	16,115	15,479
Mortgage banking, net	6,945	9,550
Bank owned life insurance income	4,861	4,164
Asset sale gains (losses), net	(456)	1,883
Investment securities gains (losses), net	(2,940)	1,035
Other	12,920	5,935

Total noninterest income	82,628	82,700
NONINTEREST EXPENSE
Personnel expense	75,643	74,047
Occupancy	13,264	11,587
Equipment	4,597	4,394
Data processing	7,121	7,678
Business development and advertising	5,041	4,405
Other intangible asset amortization expense	1,569	1,661
Other	29,077	24,364

Total noninterest expense	136,312	128,136

Income before income taxes	88,431	108,528
Income tax expense	21,966	35,133

NET INCOME	$66,465	$73,395

Earnings per share:
Basic	$0.52	$0.57
Diluted	$0.52	$0.57
Average shares outstanding:
Basic	127,298	127,988
Diluted	127,825	129,299
See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

				Accumulated
				Other
	Common		Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
			(In Thousands, except per share data)
Balance, December 31, 2006	$1,304	$1,120,934	$1,189,658	$(16,453)	$(49,950)	$2,245,493
Comprehensive income:
Net income	—	—	73,395	—	—	73,395
Other comprehensive income	—	—	—	4,889	—	4,889

Comprehensive income						78,284

Cash dividends, $0.29 per share	—	—	(37,450)	—	—	(37,450)
Common stock issued:
Stock-based compensation plans, net	—	—	(10,052)	—	24,899	14,847
Purchase of common stock	(20)	(68,220)	—	—	—	(68,240)
Stock-based compensation, net	—	1,076	—	—	—	1,076
Tax benefit of stock options	—	2,124	—	—	—	2,124

Balance, March 31, 2007	$1,284	$1,055,914	$1,215,551	$(11,564)	$(25,051)	$2,236,134

Balance, December 31, 2007	$1,278	$1,040,694	$1,305,136	$(2,498)	$(14,905)	$2,329,705
Adjustment for adoption of EITFs 06-4 and 06-10	—	—	(2,515)	—	—	(2,515)

Balance, January 1, 2008, as adjusted	$1,278	$1,040,694	$1,302,621	$(2,498)	$(14,905)	$2,327,190
Comprehensive income:
Net income	—	—	66,465	—	—	66,465
Other comprehensive income	—	—	—	22,629	—	22,629

Comprehensive income						89,094

Cash dividends, $0.31 per share	—	—	(39,575)	—	—	(39,575)
Common stock issued:
Stock-based compensation plans, net	—	204	(10,938)	—	13,502	2,768
Stock-based compensation, net	—	1,776	—	—	—	1,776
Tax benefit of stock options	—	1,165	—	—	—	1,165

Balance, March 31, 2008	$1,278	$1,043,839	$1,318,573	$20,131	$(1,403)	$2,382,418

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
	($ in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$66,465	$73,395
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	23,002	5,082
Depreciation and amortization	6,233	6,070
Provision for valuation allowance on mortgage servicing rights, net	2,195	1,174
Amortization of mortgage servicing rights	3,784	5,037
Amortization of other intangible assets	1,569	1,661
Amortization and accretion on earning assets, funding, and other, net	1,704	1,515
Tax benefit from exercise of stock options	1,165	2,124
Excess tax benefit from stock-based compensation	(170)	(1,677)
(Gain) loss on sales of investment securities, net and impairment writedowns	2,940	(1,035)
(Gain) loss on sales of assets, net	456	(1,883)
Gain on mortgage banking activities, net	(7,894)	(9,681)
Mortgage loans originated and acquired for sale	(516,780)	(338,802)
Proceeds from sales of mortgage loans held for sale	484,082	320,684
Decrease in interest receivable	5,489	1,017
Decrease in interest payable	(8,663)	(5,939)
Net change in other assets and other liabilities	21,539	21,201

Net cash provided by operating activities	87,116	79,943

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(291,254)	(14,630)
Purchases of:
Investment securities	(228,352)	(210,157)
Premises, equipment, and software, net of disposals	(6,609)	(2,696)
Other assets	(2,826)	(4,124)
Proceeds from:
Sales of investment securities	254	5,624
Calls and maturities of investment securities	204,412	181,619
Sales of other assets	4,546	297,819

Net cash provided by (used in) investing activities	(319,829)	253,455

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(91,739)	(335,104)
Net increase in short-term borrowings	625,737	290,131
Repayment of long-term funding	(428,360)	(628,160)
Proceeds from issuance of long-term funding	100,000	300,000
Cash dividends	(39,575)	(37,450)
Proceeds from exercise of stock options, net	2,768	14,847
Excess tax benefit from stock-based compensation	170	1,677
Purchase of common stock	—	(68,240)

Net cash provided by (used in) financing activities	169,001	(462,299)

Net decrease in cash and cash equivalents	(63,712)	(128,901)
Cash and cash equivalents at beginning of period	587,149	482,036

Cash and cash equivalents at end of period	$523,437	$353,135

Supplemental disclosures of cash flow information:
Cash paid for interest	$140,416	$161,356
Cash paid for income taxes	85	1,043
Loans and bank premises transferred to other real estate owned	5,355	3,735
Capitalized mortgage servicing rights	5,805	3,801

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Notes to Consolidated Financial Statements
These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with U.S. generally accepted accounting principles have been omitted or abbreviated. The information contained in the consolidated financial statements and footnotes in Associated Banc-Corp’s 2007 annual report on Form 10-K, should be referred to in connection with the reading of these unaudited interim financial statements.
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
NOTE 2: Reclassifications
Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform with the current period’s presentation. The consolidated statement of cash flows for 2007 was modified from the prior period’s presentation to conform with the current year presentation, which shows purchases of other assets and of software, net of disposals, as investing activities. Management determined the effect on the statement of cash flows of this change in presentation was not material to the prior period presented.
NOTE 3: New Accounting Pronouncements Adopted
In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement permits companies to choose, at specified election dates, to measure several financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The decision about whether to elect the fair value option is generally applied on an instrument by instrument basis, is applied only to an entire instrument, and is irrevocable. Once companies elect the fair value option for an item, SFAS 159 requires them to report unrealized gains and losses on it in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons (a) between companies that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of a company that selects different measurement attributes for similar assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. At January 1, 2008, the Corporation did not elect a change to the fair value option for any financial instrument not currently required to be measured at fair value.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). According to SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability by establishing a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value measurements must then be disclosed separately by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Corporation adopted SFAS 157 as required at the beginning of 2008, with no material impact at adoption on its results of operations, financial position, and liquidity. Relative to SFAS 157, in February 2008, the FASB issued FASB Staff Positions (“FSP”) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” (“FSP 157-1”) which removed leasing transactions accounted for under Statement 13 from the scope of SFAS 157, and FSP 157-2, “Effective Date of FASB Statement No. 157,” (“FSP 157-2”), which delays the effective date of SFAS 157 for all nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. See Note 13, “Fair Value Measurements” for additional disclosures.
In November 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings,” (“SAB 109”). This SAB discusses the SEC’s views regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. SAB 109 supersedes an earlier SAB and is consistent with the guidance in SFAS No. 156, “Accounting for Servicing of Financial Assets,” and SFAS 159, in which the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 also requires internally-developed intangible assets (such as customer relationship intangible assets) to not be recorded as part of the fair value of a derivative loan commitment. SAB 109 is to be applied prospectively to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Corporation adopted SAB 109 as required at the beginning of 2008, which resulted in a $2.1 million higher net value on its mortgage derivatives and mortgage loans held for sale combined, recorded in net mortgage banking income.
In June 2007, the FASB ratified the consensus reached by the EITF in Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 examines an employer’s deductibility of compensation expense for dividends or dividend equivalents that are charged to retained earnings on employee-held, equity-classified nonvested shares, nonvested share units, or outstanding options (“affected securities”). A consensus was reached that an employer should recognize a realized tax benefit associated with dividends on affected securities charged to retained earnings as an increase in additional-paid-in-capital (“APIC”). The amount recognized in APIC should also be included in the APIC pool. Additionally, when an employer’s estimate of forfeitures increases or actual forfeitures exceed its estimates, EITF 06-11 requires the amount of tax benefits previously recognized in APIC to be reclassified into the income statement; however, the amount reclassified is limited to the APIC pool balance on the reclassification date. EITF 06-11 is to be applied prospectively in fiscal years beginning after December 15, 2007, and interim periods within those fiscal periods. The Corporation adopted EITF 06-11 as required at the beginning of 2008, with no material impact on its results of operations, financial position, and liquidity.
In September 2006 and in March 2007, the FASB ratified the consensuses reached by the EITF in Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (“EITF 06-4”), and in Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements,” (“EITF 06-10”), respectively. Both EITF 06-4 and 06-10 require companies with split-dollar life insurance policies providing a benefit to an employee that extends to postretirement periods to recognize a liability for future benefits based on the substantive agreement with the employee. EITF 06-4 pertains to endorsement type split-dollar life insurance policies, in which the company typically owns the policy, whereas EITF 06-10 pertains to collateral assignment split-dollar policies in which the employee typically owns the policy. Both EITF 06-4 and 06-10 require recognition to be in accordance with either FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” or APB Opinion No. 12, “Omnibus Opinion – 1967,” depending on whether a substantive plan is deemed to exist. Companies are permitted to recognize the effects of applying the consensus through either (1) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets as of the beginning of the year of adoption or (2) a change in accounting principle through retrospective application to all prior periods. Both EITF 06-4 and 06-10 are effective for fiscal years beginning after December 15, 2007, with early adoption permitted. The Corporation adopted EITF 06-4 and 06-10 as required in 2008, and recorded a $2.5 million cumulative effect adjustment to beginning retained earnings.

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

	For the three months ended March 31,
	2008	2007
	(In Thousands, except per share data)
Net income	$66,465	$73,395

Weighted average shares outstanding	127,298	127,988
Effect of dilutive stock awards and unsettled share repurchases	527	1,311

Diluted weighted average shares outstanding	127,825	129,299

Basic earnings per share	$0.52	$0.57

Diluted earnings per share	$0.52	$0.57

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
Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock option represents the period of time that stock options are expected to be outstanding and is estimated using historical data of stock option exercises and forfeitures. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the historical volatility of the Corporation’s stock. The following assumptions were used in estimating the fair value for options granted in the first quarter of 2008 and full year 2007:

	2008	2007
Dividend yield	4.98%	3.45%
Risk-free interest rate	2.74%	4.80%
Expected volatility	20.60%	19.28%
Weighted average expected life	6 yrs	6 yrs
Weighted average per share fair value of options	$2.76	$5.99
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

A summary of the Corporation’s stock-based compensation activity for the year ended December 31, 2007 and for the three months ended March 31, 2008, is presented below.

		Weighted Average	Weighted Average Remaining	Aggregate Intrinsic Value
Stock Options	Shares	Exercise Price	Contractual Term	(000s)
Outstanding at December 31, 2006	6,466,482	$25.91
Granted	1,091,645	33.72
Exercised	(974,440)	23.05
Forfeited	(264,274)	32.48

Outstanding at December 31, 2007	6,319,413	$27.43	5.78	$(2,136)

Options exercisable at December 31, 2007	5,289,288	$26.22	5.14	$4,603

Outstanding at December 31, 2007	6,319,413	$27.43
Granted	1,120,790	24.91
Exercised	(183,603)	20.29
Forfeited	(65,698)	30.86

Outstanding at March 31, 2008	7,190,902	$27.19	6.31	$(3,999)

Options exercisable at March 31, 2008	5,388,565	$26.85	5.26	$(1,206)

The following table summarizes information about the Corporation’s nonvested stock compensation activity for the year ended December 31, 2007, and for the three months ended March 31, 2008.

		Weighted Average
Stock Options	Shares	Grant Date Fair Value

Nonvested at December 31, 2006	384,706	$6.40
Granted	1,091,645	5.99
Vested	(333,376)	6.31
Forfeited	(112,850)	6.07

Nonvested at December 31, 2007	1,030,125	$6.03

Granted	1,120,790	2.76
Vested	(315,848)	6.08
Forfeited	(32,730)	5.12

Nonvested at March 31, 2008	1,802,337	$3.99

For the quarter ended March 31, 2008 and the year ended December 31, 2007, the intrinsic value of stock options exercised was $1.0 million and $9.6 million, respectively. (Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option.) During the first quarter of 2008, $3.7 million was received for the exercise of stock options. The total fair value of stock options that vested was $1.9 million for the first three months of 2008 and $2.1 million for the year ended December 31, 2007. For the quarters ended March 31, 2008 and 2007, the Corporation recognized compensation expense of $0.8 million and $0.6 million, respectively, for the vesting of stock options. For the full year 2007, the Corporation recognized compensation expense of $2.2 million for the vesting of stock options. At March 31, 2008, the Corporation had $6.4 million of unrecognized compensation expense related to stock options that is expected to be recognized over the remaining contractual terms that extend predominantly through fourth quarter 2010.

The following table summarizes information about the Corporation’s restricted stock shares activity for the year ended December 31, 2007, and for the three months ended March 31, 2008.

		Weighted Average
Restricted Stock	Shares	Grant Date Fair Value

Outstanding at December 31, 2006	127,900	$32.11
Granted	118,250	33.70
Vested	(45,716)	31.64
Forfeited	(35,594)	33.19

Outstanding at December 31, 2007	164,840	$33.14

Granted	244,400	24.89
Vested	(58,677)	33.77
Forfeited	(6,039)	33.79

Outstanding at March 31, 2008	344,524	$27.17

The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period. Expense for restricted stock awards of approximately $1.0 million and $0.4 million was recorded for the three months ended March 31, 2008 and 2007, respectively, while expense for restricted stock awards of approximately $2.0 million was recognized for the full year 2007. The Corporation had $8.2 million of unrecognized compensation costs related to restricted stock shares at March 31, 2008, that is expected to be recognized over the remaining contractual terms that extend predominantly through fourth quarter 2010.
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
NOTE 6: Investment Securities
The amortized cost and fair values of investment securities available for sale were as follows.

	March 31, 2008	December 31, 2007
	($ in Thousands)
Amortized cost	$3,563,633	$3,528,402
Gross unrealized gains	62,926	28,208
Gross unrealized losses	(10,279)	(13,591)

Fair value	$3,616,280	$3,543,019

The following represents gross unrealized losses and the related fair value of investment securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2008.

	Less than 12 months		12 months or more		Total
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	($ in Thousands)
March 31, 2008:
Federal agency securities	$(1)	$57	$—	$—	$(1)	$57

Obligations of state and political subdivisions	(75)	11,171	(100)	2,959	(175)	14,130
Mortgage-related securities	(5,105)	122,889	(1,729)	144,448	(6,834)	267,337
Other securities (debt and equity)	(3,244)	17,826	(25)	1,618	(3,269)	19,444

Total	$(8,425)	$151,943	$(1,854)	$149,025	$(10,279)	$300,968

Management does not believe any individual unrealized loss at March 31, 2008 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-related securities relate primarily to mortgage-backed securities issued by government agencies such as the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation (“FHLMC”). These unrealized losses are primarily attributable to changes in interest rates and not credit deterioration. The Corporation currently has both the intent and ability to hold the securities contained in the previous table for a time necessary to recover the amortized cost.
At March 31, 2008, the Corporation owned certain common and preferred stock securities that were determined to have an other-than-temporary impairment that resulted in write-downs to earnings on the related securities. Three FHLMC preferred stock securities and two common stock securities were determined to have an other-than-temporary impairment that resulted in combined write-downs on these securities of $2.9 million during first quarter 2008. During 2007, a common stock security was determined to have an other-than-temporary impairment that resulted in a write-down on the security of $0.9 million.
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

NOTE 7: Goodwill and Other Intangible Assets
Goodwill: Goodwill is not amortized, but is subject to impairment tests on at least an annual basis. The Corporation conducts its impairment testing annually in May and no impairment loss was necessary in 2007 or through March 31, 2008. At March 31, 2008, goodwill of $907 million was assigned to the banking segment and goodwill of $22 million was assigned to the wealth management segment. The $58 million increase to goodwill during 2007 was attributable to the June 2007 acquisition of First National Bank of Hudson (“First National Bank”). The change in the carrying amount of goodwill was as follows.

	At or for the	At or for the
	Three months ended	Year ended
	March 31, 2008	December 31, 2007
	($ in Thousands)
Goodwill:
Balance at beginning of period	$929,168	$871,629
Goodwill acquired, net of adjustments	—	57,539

Balance at end of period	$929,168	$929,168

Other Intangible Assets: The Corporation has other intangible assets that are amortized, consisting of core deposit intangibles, other intangibles (primarily related to customer relationships acquired in connection with the Corporation’s insurance agency acquisitions), and mortgage servicing rights. The core deposit intangibles and mortgage servicing rights are assigned to the banking segment, while other intangibles of $12 million are assigned to the wealth management segment and $1 million are assigned to the banking segment as of March 31, 2008.
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

	At or for the	At or for the
	Three months ended	Year ended
	March 31, 2008	December 31, 2007
	($ in Thousands)
Core deposit intangibles:
Gross carrying amount	$47,748	$47,748
Accumulated amortization	(21,727)	(20,580)

Net book value	$26,021	$27,168

Additions during the period	$—	$4,385
Amortization during the period	(1,147)	(4,882)
Other intangibles: (1)
Gross carrying amount	$20,600	$22,370
Accumulated amortization	(7,157)	(8,505)

Net book value	$13,443	$13,865

Additions during the period	$—	$1,150
Amortization during the period	(422)	(2,234)

(1)	Other intangibles of $1.8 million were fully amortized during 2007 and have been removed from both the gross carrying amount and the accumulated amortization for 2008.
Mortgage servicing rights are carried in the consolidated balance sheets at the lower of amortized cost (i.e., initial capitalized amount, net of accumulated amortization) or estimated fair value, as the Corporation has not elected to subsequently measure any class of mortgage servicing rights under the fair value measurement method. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income, and assessed for impairment at each reporting date. A valuation allowance is established through a charge to earnings to the extent the carrying value of the mortgage servicing rights exceeds the estimated fair value by stratification. An other-than-temporary impairment is recognized as a direct write-down of the mortgage servicing rights asset and the related valuation allowance (to the extent a valuation reserve is available) and then against earnings. At March 31, 2008 and December 31, 2007, the fair value of the mortgage servicing rights was $60.9 million and $62.8 million, respectively. See Note 13 which further discusses fair value measurement relative to the mortgage servicing rights asset.
A summary of changes in the balance of the mortgage servicing rights asset and the mortgage servicing rights valuation allowance was as follows.

	At or for the	At or for the
	Three months ended	Year ended
	March 31, 2008	December 31, 2007
	($ in Thousands)
Mortgage servicing rights:
Mortgage servicing rights at beginning of period	$54,819	$71,694
Additions (1)	5,805	19,553
Sale of servicing (2)	—	(18,269)
Amortization	(3,784)	(18,067)
Other-than-temporary impairment	—	(92)

Mortgage servicing rights at end of period	$56,840	$54,819

Valuation allowance at beginning of period	(3,632)	(5,074)
(Additions) / Recoveries, net	(2,195)	1,350
Other-than-temporary impairment	—	92

Valuation allowance at end of period	(5,827)	(3,632)

Mortgage servicing rights, net	$51,013	$51,187

Portfolio of residential mortgage loans serviced for others (“Servicing portfolio”)(2) (3)	$6,472,000	$6,403,000
Mortgage servicing rights, net to Servicing portfolio	0.79%	0.80%
Mortgage servicing rights expense (4)	$5,979	$16,717

(1)	Included in the December 31, 2007, additions to mortgage servicing rights was $2.4 million from First National Bank at acquisition.

(2)	In 2007, the Corporation sold approximately $2.7 billion of its mortgage portfolio serviced for others with a carrying value of $18.3 million at an $8.6 million gain, of which $7.8 million gain is related to the first quarter of 2007 and included in mortgage banking, net, in the consolidated statements of income.

(3)	Included in the December 31, 2007, portfolio of residential mortgage loans serviced for others was $0.3 billion from First National Bank at acquisition.

(4)	Includes the amortization of mortgage servicing rights and additions/recoveries to the valuation allowance of mortgage servicing rights, and is a component of mortgage banking, net in the consolidated statements of income.
The following table shows the estimated future amortization expense for amortizing intangible assets. The projections of amortization expense for the next five years are based on existing asset balances, the current interest rate environment, and prepayment speeds as of March 31, 2008. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable.
Estimated amortization expense:

	Core Deposit	Other	Mortgage Servicing
	Intangibles	Intangibles	Rights
	($ in Thousands)
Nine months ending December 31, 2008	$3,400	$1,300	$10,800
Year ending December 31, 2009	4,100	1,400	12,100
Year ending December 31, 2010	3,700	1,200	9,700
Year ending December 31, 2011	3,700	1,000	7,800
Year ending December 31, 2012	3,200	1,000	5,600
Year ending December 31, 2013	3,100	900	3,900

NOTE 8: Long-term Funding
Long-term funding (funding with original contractual maturities greater than one year) was as follows.

	March 31,	December 31,
	2008	2007
	($ in Thousands)
Federal Home Loan Bank advances	$918,283	$1,096,685
Bank notes	100,000	250,000
Repurchase agreements	100,000	100,000
Subordinated debt, net	199,499	199,462
Junior subordinated debentures, net	216,458	216,465
Other borrowed funds	2,159	2,159

Total long-term funding	$1,536,399	$1,864,771

Federal Home Loan Bank advances: Long-term advances from the Federal Home Loan Bank (“FHLB”) had maturities through 2020 and had weighted-average interest rates of 3.86% at March 31, 2008, compared to 4.51% at December 31, 2007. These advances had a combination of fixed and variable contractual rates, of which, 33% were variable at March 31, 2008, while 27% were variable at December 31, 2007. In September 2007, the Corporation entered into an interest rate swap to hedge the interest rate risk in the cash flows of a $200 million variable rate, long-term FHLB advance. The fair value of the derivative was a $5.5 million loss at March 31, 2008, and a $2.0 million loss at December 31, 2007.
Bank notes: The long-term bank notes had maturities through 2008 and had weighted-average interest rates of 3.20% at March 31, 2008, and 5.19% at December 31, 2007. These notes were 100% variable rate for all periods presented.
Repurchase agreements: The long-term repurchase agreements had maturities through 2010 and had weighted-average interest rates of 4.48% at March 31, 2008, and 4.38% at December 31, 2007. These repurchase agreements were 100% variable rate for all periods presented.
Subordinated debt: In August 2001, the Corporation issued $200 million of 10-year subordinated debt. This debt was issued at a discount and has a fixed coupon interest rate of 6.75%. The subordinated debt qualifies under the risk-based capital guidelines as Tier 2 supplementary capital for regulatory purposes.
Junior subordinated debentures: The Corporation has $180.4 million of junior subordinated debentures (“ASBC Debentures”), which carry a fixed rate of 7.625% and mature on June 15, 2032. The Corporation has the right to redeem the ASBC Debentures, at par, on or after May 30, 2007. During 2002, the Corporation entered into interest rate swaps to hedge the interest rate risk on the ASBC Debentures. These interest rate swaps were called during the first quarter of 2008. Accordingly, the fair value of the derivative was zero at March 31, 2008 (as the swaps were terminated), compared to a $0.1 million loss at December 31, 2007, and the $0.8 million fair value gain on the debt at the time the swaps were terminated is being amortized to interest expense over the remaining life of the debt. The carrying value of the ASBC Debentures was $179.6 million at March 31, 2008. With its October 2005 acquisition, the Corporation acquired $30.9 million of variable rate junior subordinated debentures (the “SFSC Debentures”), from two equal issuances, of which one pays a variable rate adjusted quarterly based on the 90-day LIBOR plus 2.80% (or 6.05% at March 31, 2008) and matures April 23, 2034, and the other which pays a variable rate adjusted quarterly based on the 90-day LIBOR plus 3.45% (or 6.52% at March 31, 2008) and matures November 7, 2032. The Corporation has the right to redeem the SFSC Debentures, at par, on April 23, 2009, and November 7, 2007, respectively, and quarterly thereafter. The carrying value of the SFSC Debentures was $36.8 million at March 31, 2008.

NOTE 9: Other Comprehensive Income
A summary of activity in accumulated other comprehensive income follows.

	Three Months Ended		Year Ended
	March 31, 2008	March 31, 2007	December 31, 2007
	($ in Thousands)
Net income	$66,465	$73,395	$285,752
Other comprehensive income (loss), net of tax:
Investment securities available for sale:
Net unrealized gains	35,090	8,229	24,607
Reclassification adjustment for net (gains)/losses realized in net income	2,940	(1,035)	(8,174)
Income tax benefit	(13,406)	(2,501)	(5,591)

Other comprehensive income on investment securities	24,624	4,693	10,842
Defined benefit pension and postretirement obligations:
Prior service cost, net of amortization	119	111	46
Net gain, net of amortization	75	215	7,111
Income tax benefit	(79)	(130)	(2,863)

Other comprehensive income on pension and postretirement	115	196	4,294
Derivative used in cash flow hedging relationship:
Net unrealized losses	(3,403)	—	(1,606)
Reclassification adjustment for net gains and interest expense for interest differential on derivative realized in net income	(122)	—	(366)
Income tax expense	1,415	—	791

Other comprehensive loss on cash flow hedging relationship	(2,110)	—	(1,181)

Total other comprehensive income	22,629	4,889	13,955

Comprehensive income	$89,094	$78,284	$299,707

NOTE 10: Income Taxes
During the first quarter of 2008, the Corporation resolved an audit issue with the Internal Revenue Service which resulted in the reduction of unrecognized tax benefits, including interest, of approximately $9 million. In addition, during the first quarter, the Corporation increased the valuation against the deferred tax assets related to state net operating losses by approximately $5 million based on the level of historical taxable income and management’s projections for future taxable income over the period that the deferred tax assets are deductible. The net result of these adjustments resulted in a net decrease to income tax expense for the first quarter of 2008 of approximately $4 million.

NOTE 11: Derivative and Hedging Activities
The table below identifies the Corporation’s primary derivative instruments at March 31, 2008 and December 31, 2007, as well as which instruments receive hedge accounting treatment. Included in the table below for both March 31, 2008 and December 31, 2007, were customer interest rate swaps, caps, and collars for which the Corporation has mirror swaps, caps, and collars. The fair value of these customer swaps, caps, and collars and of the mirror swaps, caps, and collars is recorded net in other income in the consolidated statements of income. The net impact for the first quarter of 2007 and full year 2007 was immaterial. The net impact for the first quarter of 2008 was a $0.6 million net loss, of which $0.5 million loss was due to the January 2008 adoption of SFAS 157, attributable to the inclusion of a nonperformance / credit risk component in the fair value measurement of the customer and mirror derivatives not previously included. See Note 3, “New Accounting Pronouncements Adopted,” and Note 13, “Fair Value Measurements,” for additional information and disclosures.

	Notional	Estimated Fair	Weighted Average
	Amount	Market Value	Receive Rate	Pay Rate	Maturity
	($ in Thousands)
March 31, 2008
Swaps-receive variable / pay fixed (1)	200,000	$(5,497)	2.61%	4.42%	15 months
Customer and mirror swaps (2)	1,172,029	(544)	3.58%	3.58%	62 months
Customer and mirror caps (2)	61,386	—	—	—	11 months
Customer and mirror collars (2)	55,027	(38)	—	—	51 months

(1)	Cash flow hedge accounting is applied on $200 million notional, which hedges the interest rate risk in the cash flows of a long-term, variable rate FHLB advance.

(2)	Hedge accounting is not applied on $1.3 billion notional of interest rate swaps, caps, and collars entered into with our customers whose value changes are offset by mirror swaps, caps, and collars entered into with third parties.

	Notional	Estimated Fair	Weighted Average
	Amount	Market Value	Receive Rate	Pay Rate	Maturity
	($ in Thousands)
December 31, 2007
Swaps–receive fixed / pay variable (3)	$175,000	$(50)	7.63%	6.01%	298 months
Swaps-receive variable / pay fixed (4)	200,000	(1,972)	4.74%	4.42%	18 months
Customer and mirror swaps (5)	758,376	—	4.92%	4.92%	62 months
Customer and mirror caps (5)	42,314	—	—	—	15 months
Customer and mirror collars (5)	56,503	—	—	—	54 months

(3)	Fair value hedge accounting is applied on $175 million notional, which hedges a long-term, fixed-rate subordinated debenture.

(4)	Cash flow hedge accounting is applied on $200 million notional, which hedges the interest rate risk in the cash flows of a long-term, variable rate FHLB advance.

(5)	Hedge accounting is not applied on $857 million notional of interest rate swaps, caps, and collars entered into with our customers whose value changes are offset by mirror swaps, caps, and collars entered into with third parties.
Fair value hedges: The Corporation recognized combined ineffectiveness of $0.6 million (which increased net interest income) for full year 2007, while the combined ineffectiveness for the first quarter of 2007 was less than $0.1 million, relating to the Corporation’s fair value hedges of a long-term, fixed-rate subordinated debenture. These swaps were called early in the first quarter of 2008. No components of the change in fair value of the derivatives were excluded from the assessment of hedge effectiveness in 2007.
Cash flow hedge: In September 2007, the Corporation entered into an interest rate swap accounted for as a cash flow hedge which hedges the interest rate risk in the cash flows of a long-term, variable-rate FHLB advance. Hedge effectiveness is determined using regression analysis. The ineffective portion of the cash flow hedge recorded through the consolidated statements of income in the first quarter of 2008 and throughout 2007 was immaterial. No components of the change in fair value of the derivative was excluded from the assessment of hedge effectiveness. Derivative gains and losses reclassified from accumulated other comprehensive income to current period earnings are included in interest expense on long-term funding (i.e., the line item in which the hedged cash flows are recorded). At March 31, 2008, accumulated other comprehensive income included a deferred after-tax net loss of $3.3 million related to this derivative, compared to a deferred after-tax net loss of $1.2 million at December 31, 2007. The net after-tax derivative loss included in accumulated other comprehensive income at March 31, 2008, is projected to be reclassified into net interest income in conjunction with the recognition of interest payments on the long-term, variable-rate FHLB advance through June 2009.

Mortgage derivatives: For the mortgage derivatives, which are not included in the table above and are not accounted for as hedges, changes in the fair value are recorded to mortgage banking, net. The fair value of the mortgage derivatives at March 31, 2008, was a net gain of $2.1 million, comprised of the net loss on commitments to fund approximately $178 million of loans to individual borrowers and the net gain on commitments to sell approximately $295 million of loans to various investors. The fair value of the mortgage derivatives at December 31, 2007, was a net loss of $1.1 million, comprised of the net loss on commitments to fund approximately $118 million of loans to individual borrowers and the net loss on commitments to sell approximately $199 million of loans to various investors. The increase in the fair value of the mortgage derivatives was primarily attributable to the adoption of SAB 109. See Note 3 for additional information regarding the impact of SAB 109 at adoption.
Foreign currency derivatives: The Corporation provides limited foreign exchange services to customers. The Corporation may enter into a foreign currency forward to mitigate the exchange rate risk attached to the cash flows of a loan or as an offsetting contract to a forward entered into as a service to our customer. At March 31, 2008, the Corporation had $16 million of foreign currency forwards related to loans, and $8 million of foreign currency forwards related to customer transactions (with mirror foreign currency forwards of $8 million), which on a combined basis had a fair value of $0.1 million net loss. At December 31, 2007, the Corporation had $10 million of foreign currency forwards related to loans, and $5 million of foreign currency forwards related to customer transactions (with mirror foreign currency forwards of $5 million), which on a combined basis had a fair value of $0.3 million net gain.
NOTE 12: Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related and other commitments (see below) and derivative instruments (see Note 11).
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
Lending-related commitments include commitments to extend credit, commitments to originate residential mortgage loans held for sale, commercial letters of credit, and standby letters of credit. Commitments to extend credit are agreements to lend to customers at predetermined interest rates as long as there is no violation of any condition established in the contracts. Commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments, and the fair value of these commitments is recorded on the consolidated balance sheets. The Corporation’s derivative and hedging activity is further described in Note 11. Commercial and standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and the third party, while standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party.

	March 31, 2008	December 31, 2007
	($ in Thousands)
Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale (1) (2)	$6,463,739	$6,603,204
Commercial letters of credit (1)	27,956	30,495
Standby letters of credit (3)	615,358	628,760

(1)	These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and thus are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and is not material at March 31, 2008 or December 31, 2007.

(2)	Commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 11.

(3)	The Corporation has established a liability of $4.0 million and $3.7 million at March 31, 2008 and December 31, 2007, respectively, as an estimate of the fair value of these financial instruments.
Other Commitments
The Corporation has principal investment commitments to provide capital-based financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in low-income housing, small-business commercial real estate, and historic tax credit projects to promote the revitalization of low-to-moderate-income neighborhoods throughout the local communities of its bank subsidiary. As a limited partner in these unconsolidated projects, the Corporation is allocated tax credits and deductions associated with the underlying projects. The aggregate carrying value of all these investments at March 31, 2008, was $29 million, included in other assets on the consolidated balance sheets, compared to $26 million at December 31, 2007. Related to these investments, the Corporation has remaining commitments to fund of $27 million at March 31, 2008, and $29 million at December 31, 2007.
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
During the fourth quarter of 2007, Visa, Inc. (“Visa”) announced that it had reached a settlement regarding certain litigation with American Express totaling $2.1 billion. Visa also disclosed in its annual report filed during the fourth quarter of 2007, a $650 million liability related to pending litigation with Discover, as well as potential additional exposure for similar pending litigation related to other lawsuits against Visa (for which Visa has not recorded a liability). As a result of the indemnification agreement established as part of Visa’s restructuring transactions in October 2007, banks with a membership interest, including the Corporation, have obligations to share in certain losses with Visa, including these litigation matters. Accordingly, during the fourth quarter of 2007, the Corporation recorded a $2.3 million reserve in other liabilities and a corresponding charge to other noninterest expense for unfavorable litigation losses related to Visa, estimated in accordance with SFAS 5, “Accounting for Contingencies,” (“SFAS 5”) and FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34” (“FIN 45”).
The Visa matters in the first quarter of 2008 resulted in the Corporation recording: a $3.2 million gain from the mandatory partial redemption of the Corporation’s Class B common stock in Visa Inc. related to Visa’s initial public offering which was completed during first quarter 2008; a $1.5 million gain and a corresponding receivable (included in other assets in the consolidated balance sheets) for the Corporation’s pro rata interest in the $3 billion litigation escrow account established by Visa from which settlements of certain covered litigation will be paid

(Visa may add to this over time through a defined process which may involve a further redemption of the Class B common stock); a zero basis (i.e., historical cost/carryover basis) in the shares of unredeemed Visa Class B common stock which are convertible with limitations into Visa Class A common stock based on a conversion rate that is subject to change in accordance with specified terms (including provision of Visa’s retrospective responsibility plan which provides that Class B stockholders will bear the financial impact of certain covered litigation) and no sooner than the longer of three years or resolution of covered litigation; and no change to the $2.3 million reserve for unfavorable litigation losses (included in other liabilities in the consolidated balance sheets) established in the fourth quarter of 2007.
Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are most often sold on a nonrecourse basis. The Corporation’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability, which if subsequently are untrue or breached, could require the Corporation to repurchase certain loans affected. There have been insignificant instances of repurchase under representations and warranties. To a much lesser degree, the Corporation may sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and/or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At March 31, 2008 and December 31, 2007, there were approximately $56 million and $61 million, respectively, of residential mortgage loans sold with such recourse risk, upon which there have been insignificant instances of repurchase. Given that the underlying loans delivered to buyers are predominantly conventional residential first lien mortgages originated or purchased under our usual underwriting procedures, and that historical experience shows negligible losses and insignificant repurchase activity.
In October 2004 the Corporation acquired a thrift. Prior to the acquisition, this thrift retained a subordinate position to the FHLB in the credit risk on the underlying residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. The Corporation has not sold loans to the FHLB with such credit risk retention since February 2005. At both March 31, 2008 and December 31, 2007, there were $1.5 billion of such residential mortgage loans with credit risk recourse, upon which there have been negligible historical losses to the Corporation.
NOTE 13: Fair Value Measurements
As discussed in Note 3, “New Accounting Pronouncements Adopted,” the Corporation adopted SFAS 157 effective January 1, 2008, with the exception of the application to nonfinancial assets and liabilities measured at fair value on a nonrecurring basis (such as other real estate owned and goodwill and other intangible assets for impairment testing) in accordance with FSP 157-2.
SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard amends numerous accounting pronouncements but does not require any new fair value measurements of reported balances. SFAS 157 emphasizes that fair value, among other things, is based on exit price versus entry price, should include assumptions about risk such as nonperformance risk in liability fair values, and is a market-based measurement, not an entity-specific measurement. When considering the assumptions that market participants would use in pricing the asset or liability, SFAS 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The fair value hierarchy prioritizes inputs used to measure fair value into three broad levels.

Level 1 inputs	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Corporation has the ability to access.

Level 2 inputs	Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals.

Level 3 inputs	Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity.
In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Corporation’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.
Following is a description of the valuation methodologies used for the Corporation’s more significant instruments measured on a recurring basis at fair value, including the general classification of such instruments pursuant to the valuation hierarchy.
Investment securities available for sale: Where quoted prices are available in an active market, investment securities are classified in Level 1 of the fair value hierarchy. Level 1 investment securities primarily include U.S. Treasury, Federal agency, and exchange-traded debt and equity securities. If quoted market prices are not available for the specific security, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows, and are classified in Level 2 of the fair value hierarchy. Examples of these investment securities include obligations of state and political subdivisions, mortgage-related securities, and other debt securities. Lastly, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, securities are classified within Level 3 of the fair value hierarchy. The Corporation has determined that the fair value measures of its investment securities are classified within Level 1 or 2 of the fair value hierarchy. See Note 6, “Investment Securities,” for additional disclosure regarding the Corporation’s investment securities.
Derivative financial instruments: The Corporation uses interest rate swaps to manage its interest rate risk. In addition, the Corporation offers customer interest rate swaps, caps, and collars to service our customers’ needs, for which the Corporation simultaneously enters into offsetting derivative financial instruments (i.e., mirror interest rate swaps, caps, and collars) with third parties to manage its interest rate risk associated with the customer interest rate swaps, caps, and collars. The valuation of the Corporation’s derivative financial instruments is determined using discounted cash flow analysis on the expected cash flows of each derivative and, with the adoption of SFAS 157 beginning January 2008, also includes a nonperformance / credit risk component (credit valuation adjustment) not previously included. See Note 11, “Derivative and Hedging Activities,” for additional disclosure regarding the Corporation’s derivative financial instruments.
The discounted cash flow analysis component in the fair value measurements reflects the contractual terms of the derivative financial instruments, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. More specifically, the fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments), with the variable cash payments (or receipts) based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. Likewise, the fair values of interest rate options (i.e., interest rate caps and collars) are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell below (or rise above) the strike rate of the floors (or caps), with the variable interest rates used in the calculation of projected receipts on the floor (or cap) based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.

In accordance with the provisions of SFAS 157, the Corporation also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative financial instruments for the effect of nonperformance risk, the Corporation has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.
While the Corporation has determined that the majority of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions as of March 31, 2008, and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. Therefore, the Corporation has determined that the fair value measures of its derivative financial instruments in their entirety are classified within Level 2 of the fair value hierarchy.
Mortgage derivatives: Mortgage derivatives include rate-locked commitments to originate residential mortgage loans to individual customers and forward commitments to sell residential mortgage loans to various investors. The Corporation relies on an internal valuation model to estimate the fair value of its commitments to originate residential mortgage loans held for sale, which includes grouping the rate-lock commitments by interest rate and terms, applying an estimated pull-through rate based on historical experience, and then multiplying by quoted investor prices determined to be reasonably applicable to the loan commitment groups based on interest rate, terms, and rate-lock expiration dates of the loan commitment groups. The Corporation also relies on an internal valuation model to estimate the fair value of its forward commitments to sell residential mortgages (i.e., an estimate of what the Corporation would receive or pay to terminate the forward delivery contract based on market prices for similar financial instruments), which includes matching specific terms and maturities of the forward commitments against applicable investor pricing available. While there are Level 2 and 3 inputs used in the valuation models, the Corporation has determined that the majority of the inputs significant in the valuation of both of the mortgage derivatives fall within Level 3 of the fair value hierarchy. See Note 11, “Derivative and Hedging Activities,” for additional disclosure regarding the Corporation’s mortgage derivatives.
Following is a description of the valuation methodologies used for the Corporation’s more significant instruments measured on a non-recurring basis at the lower of amortized cost or estimated fair value, including the general classification of such instruments pursuant to the valuation hierarchy.
Loans Held for Sale: Loans held for sale, which consist generally of current production of certain fixed-rate, first-lien residential mortgage loans, are carried at the lower of cost or estimated fair value as determined on an aggregate basis. The estimated fair value is based on what secondary markets are currently offering for portfolios with similar characteristics, which the Corporation classifies as a Level 2 nonrecurring fair value measurement.
Impaired Loans: The Corporation considers a loan impaired when it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the note agreement, including principal and interest. Management has determined that commercial-oriented loan relationships that have nonaccrual status or have had their terms restructured meet this impaired loan definition, with the amount of impairment based upon the loan’s observable market price, the estimated fair value of the collateral for collateral-dependent loans, or alternatively, the present value of the expected future cash flows discounted at the loan’s effective interest rate. Per SFAS 157, the use of observable market price or estimated fair value of collateral on collateral-dependent loans is considered a fair value measurement subject to the fair value hierarchy and provisions of SFAS 157. Appraised values are generally used on real estate collateral-dependent impaired loans, which the Corporation classifies as a Level 2 nonrecurring fair value measurement.
Mortgage servicing rights: Mortgage servicing rights do not trade in an active, open market with readily observable prices. While sales of mortgage servicing rights do occur, the precise terms and conditions typically are not readily available to allow for a “quoted price for similar assets” comparison. Accordingly, the Corporation relies on an internal discounted cash flow model to estimate the fair value of its mortgage servicing rights. The Corporation uses a valuation model in conjunction with third party prepayment assumptions to project mortgage servicing rights cash flows based on the current interest rate scenario, which is then discounted to estimate an expected fair value of the mortgage servicing rights. The valuation model considers portfolio characteristics of the underlying mortgages, contractually specified servicing fees, prepayment assumptions, discount rate assumptions, delinquency rates, late charges, other ancillary revenue, costs to service and other economic factors. The Corporation reassesses and periodically adjusts the underlying inputs and assumptions used in the model to reflect market conditions and assumptions that a market participant would consider in valuing the mortgage servicing rights asset. In addition, the Corporation compares its fair value estimates and assumptions to observable market data for mortgage servicing rights, where available, and to recent market activity and actual portfolio experience. Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. The Corporation uses the amortization method (i.e., lower of amortized cost or estimated fair value measured on a non-recurring basis), not fair value measurement accounting, for its mortgage servicing rights assets. Accordingly, mortgage servicing rights are not included in the table below. See Note 7, “Goodwill and Other Intangible Assets,” for additional disclosure regarding the Corporation’s mortgage servicing rights.
The table below presents the Corporation’s investment securities, derivative financial instruments, and mortgage derivatives measured at fair value on a recurring basis as of March 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.
Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Fair Value Measurements Using
	March 31, 2008	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Investment securities available for sale	$3,616,280	$292,956	$3,323,324	$—
Derivatives (other assets)	35,080	—	32,939	2,141

Liabilities:
Derivatives (other liabilities)	$39,018	$—	$39,018	$—
Assets and Liabilities Measured at Fair Value
Using Significant Unobservable Inputs (Level 3)

($ in Thousands)	Derivatives
Balance December 31, 2007	$(1,067)
Total gains or losses (realized / unrealized)
Included in earnings (realized)	3,208

Balance March 31, 2008	$2,141

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

		Fair Value Measurements Using
	March 31, 2008	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Loans held for sale	$123,652	$—	$123,652	$—
Loans (1)	100,798	—	100,798	—
Mortgage servicing rights	51,013	—	—	51,013

(1)	Impaired loans are included in loans.

NOTE 14: Retirement Plans
The Corporation has a noncontributory defined benefit retirement plan (the Retirement Account Plan (“RAP”)) covering substantially all full-time employees. The benefits are based primarily on years of service and the employee’s compensation paid. Employees of acquired entities generally participate in the RAP after consummation of the business combinations. The plans of acquired entities are typically merged into the RAP after completion of the mergers, and credit is usually given to employees for years of service at the acquired institution for vesting and eligibility purposes. The RAP and a smaller acquired plan that was frozen in December 31, 2004, are collectively referred to below as the “Pension Plan.”
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
The components of net periodic benefit cost for the Pension and Postretirement Plans for the three months ended March 31, 2008 and 2007, and for the full year 2007 were as follows.

	Three Months Ended		Year Ended
	March 31,		December 31,
	2008	2007	2007
	($ in Thousands)
Components of Net Periodic Benefit Cost
Pension Plan:
Service cost	$2,488	$2,525	$9,888
Interest cost	1,560	1,443	5,698
Expected return on plan assets	(2,923)	(2,825)	(11,269)
Amortization of prior service cost	20	12	47
Amortization of actuarial loss	75	215	844

Total net periodic benefit cost	$1,220	$1,370	$5,208

Postretirement Plan:
Interest cost	$76	$79	$294
Amortization of prior service cost	99	99	395

Total net periodic benefit cost	$175	$178	$689

The Corporation’s funding policy is to pay at least the minimum amount required by the funding requirements of federal law and regulations, with consideration given to the maximum funding amounts allowed. The Corporation contributed $10 million to its Pension Plan during the first quarter of 2008, and as of March 31, 2008, does not expect to make additional contributions for the remainder of 2008. The Corporation regularly reviews the funding of its Pension Plan.

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

Selected segment information is presented below.

		Wealth
	Banking	Management	Other	Consolidated Total
	($ in Thousands)
As of and for the three months ended March 31, 2008
Net interest income	$164,921	$196	$—	$165,117
Provision for loan losses	23,002	—	—	23,002
Noninterest income	60,714	26,661	(963)	86,412
Depreciation and amortization	11,197	386	—	11,583
Other noninterest expense	112,745	16,731	(963)	128,513
Income taxes	18,070	3,896	—	21,966

Net income	$60,621	$5,844	$—	$66,465

Percent of consolidated net income	91%	9%	—%	100%
Total assets	$21,840,522	$121,161	$(57,930)	$21,903,753

Percent of consolidated total assets	100%	—%	—%	100%
Total revenues *	$225,635	$26,857	$(963)	$251,529
Percent of consolidated total revenues	90%	10%	—%	100%
As of and for the three months ended March 31, 2007
Net interest income	$158,916	$130	$—	$159,046
Provision for loan losses	5,082	—	—	5,082
Noninterest income	62,475	26,233	(971)	87,737
Depreciation and amortization	12,327	441	—	12,768
Other noninterest expense	104,277	17,099	(971)	120,405
Income taxes	31,604	3,529	—	35,133

Net income	$68,101	$5,294	$—	$73,395

Percent of consolidated net income	93%	7%	—%	100%
Total assets	$20,442,932	$101,783	$(37,302)	$20,507,413

Percent of consolidated total assets	100%	—%	—%	100%
Total revenues *	$221,391	$26,363	$(971)	$246,783
Percent of consolidated total revenues	90%	10%	—	100%

*	Total revenues for this segment disclosure are defined to be the sum of net interest income plus noninterest income, net of mortgage servicing rights amortization.

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
The discussion that follows may refer to the effect of the Corporation’s business combination activity. For the 2008 and 2007 periods relevant in this Form 10-Q, this would include the Corporation’s June 1, 2007, acquisition of First National Bank of Hudson (“First National Bank”), a $0.4 billion community bank which added approximately $0.3 billion to both loans and deposits and whose results of operations prior to the consummation date are not included in the accompanying consolidated financial statements.
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
Mortgage Servicing Rights Valuation: The fair value of the Corporation’s mortgage servicing rights asset is important to the presentation of the consolidated financial statements since the mortgage servicing rights are carried on the consolidated balance sheet at the lower of amortized cost or estimated fair value. Mortgage servicing rights do not trade in an active open market with readily observable prices. As such, like other participants in the mortgage banking business, the Corporation relies on an internal discounted cash flow model to estimate the fair value of its mortgage servicing rights. The use of an internal discounted cash flow model involves judgment, particularly of estimated prepayment speeds of underlying mortgages serviced and the overall level of interest rates. Loan type and note rate are the predominant risk characteristics of the underlying loans used to stratify capitalized mortgage servicing rights for purposes of measuring impairment. The Corporation periodically reviews the assumptions underlying the valuation of mortgage servicing rights. In addition, the Corporation consults periodically with third parties as to the assumptions used and to determine that the Corporation’s valuation is consistent with the third party valuation. While the Corporation believes that the values produced by its internal model are indicative of the fair value of its mortgage servicing rights portfolio, these values can change significantly depending upon key factors, such as the then current interest rate environment, estimated prepayment speeds of the underlying mortgages serviced, and other economic conditions. To better understand the sensitivity of the impact on prepayment speeds to changes in interest rates, if mortgage interest rates moved up 50 basis points (“bp”) at March 31, 2008 (holding all other factors unchanged), it is anticipated that prepayment speeds would have slowed and the modeled estimated value of mortgage servicing rights could have been $2.5 million higher than that determined at March 31, 2008 (leading to more valuation allowance recovery and an increase in mortgage banking, net). Conversely, if mortgage interest rates moved down 50 bp, prepayment speeds would have likely increased and the modeled estimated value of mortgage servicing rights could have been $2.5 million lower (leading to adding more valuation allowance and a decrease in mortgage banking, net). The proceeds that might be received should the Corporation actually consider a sale of some or all of the mortgage servicing rights portfolio could differ from the amounts reported at any point in time. The Corporation believes the mortgage servicing rights asset is properly recorded in the consolidated financial statements. See Note 7, “Goodwill and Other Intangible Assets,” and Note 13, “Fair Value Measurements,” of the notes to consolidated financial statements and section “Noninterest Income.”

Derivative Financial Instruments and Hedging Activities: In various aspects of its business, the Corporation uses derivative financial instruments to modify exposures to changes in interest rates and market prices for other financial instruments. Derivative instruments are required to be carried at fair value on the balance sheet with changes in the fair value recorded directly in earnings. To qualify for and maintain hedge accounting, the Corporation must meet formal documentation and effectiveness evaluation requirements both at the hedge’s inception and on an ongoing basis. The application of the hedge accounting policy requires strict adherence to documentation and effectiveness testing requirements, judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings, and measurement of changes in the fair value of hedged items. If in the future derivative financial instruments used by the Corporation no longer qualify for hedge accounting, the impact on the consolidated results of operations and reported earnings could be significant. When hedge accounting is discontinued, the Corporation would continue to carry the derivative on the balance sheet at its fair value; however, for a cash flow derivative, changes in its fair value would be recorded in earnings instead of through other comprehensive income, and for a fair value derivative, the changes in fair value of the hedged asset or liability would no longer be recorded through earnings. See Note 11, “Derivative and Hedging Activities,” and Note 13, “Fair Value Measurements,” of the notes to consolidated financial statements.
Income Taxes: The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgment concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. The Corporation believes the tax assets and liabilities are adequate and properly recorded in the consolidated financial statements. See Note 10, “Income Taxes,” of the notes to consolidated financial statements and section “Income Taxes.”
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
Note 15, “Segment Reporting,” of the notes to consolidated financial statements, indicates that the banking segment represents 91% of consolidated net income and 90% of total revenues (as defined in the Note) for the first quarter of 2008. The Corporation’s profitability is predominantly dependent on net interest income, noninterest income, the level of the provision for loan losses, noninterest expense, and taxes of its banking segment. The consolidated discussion therefore predominantly describes the banking segment results. The critical accounting policies primarily affect the banking segment, with the exception of income taxes, which affects both the banking and wealth management segments (see section “Critical Accounting Policies”).
The contribution from the wealth management segment to consolidated net income (as defined and disclosed in Note 15, “Segment Reporting,” of the notes to consolidated financial statements) was approximately 9% and 7%, respectively, for the comparable first quarter periods in 2008 and 2007. Wealth management segment revenues were up $0.5 million (2%) and expenses were down $0.4 million (2%) between the comparable first quarter periods of 2008 and 2007. Wealth segment assets (which consist predominantly of cash equivalents, investments, customer receivables, goodwill and intangibles) were up $19.4 million (19%) between March 31, 2008 and March 31, 2007, predominantly cash equivalents. The major components of wealth management revenues are trust fees, insurance fees and commissions, and brokerage commissions, which are individually discussed in section “Noninterest Income.” The major expenses for the wealth management segment are personnel expense (75% and 74%, respectively, of total segment noninterest expense for first quarter 2008 and the comparable period in 2007), as well as occupancy, processing, and other costs, which are covered generally in the consolidated discussion in section “Noninterest Expense.”

Results of Operations – Summary
Net income for the three months ended March 31, 2008, totaled $66.5 million, or $0.52 for both basic and diluted earnings per share. Comparatively, net income for the three months ended March 31, 2007, totaled $73.4 million, or $0.57 for both basic and diluted earnings per share. For the first quarter of 2008 the annualized return on average assets was 1.25% and the annualized return on average equity was 11.34%, compared to 1.46% and 13.35%, respectively, for the comparable period in 2007. The net interest margin for the first three months of 2008 was 3.58% compared to 3.62% for the first three months of 2007.
TABLE 1
Summary Results of Operations: Trends
($ in Thousands, except per share data)

	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
	2008	2007	2007	2007	2007
Net income (Quarter)	$66,465	$64,791	$71,741	$75,825	$73,395
Net income (Year-to-date)	66,465	285,752	220,961	149,220	73,395

Earnings per share – basic (Quarter)	$0.52	$0.51	$0.57	$0.59	$0.57
Earnings per share – basic (Year-to-date)	0.52	2.24	1.73	1.17	0.57

Earnings per share – diluted (Quarter)	$0.52	$0.51	$0.56	$0.59	$0.57
Earnings per share – diluted (Year-to-date)	0.52	2.23	1.72	1.16	0.57

Return on average assets (Quarter)	1.25%	1.23%	1.38%	1.48%	1.46%
Return on average assets (Year-to-date)	1.25	1.38	1.44	1.47	1.46

Return on average equity (Quarter)	11.34%	11.23%	12.69%	13.49%	13.35%
Return on average equity (Year-to-date)	11.34	12.68	13.18	13.42	13.35

Return on tangible average equity (Quarter) (1)	19.26%	19.50%	22.42%	23.14%	22.63%
Return on tangible average equity (Year-to-date) (1)	19.26	21.91	22.73	22.89	22.63

Efficiency ratio (Quarter) (2)	52.79%	56.78%	53.44%	53.23%	52.22%
Efficiency ratio (Year-to-date) (2)	52.79	53.92	52.97	52.73	52.22

Net interest margin (Quarter)	3.58%	3.62%	3.62%	3.53%	3.62%
Net interest margin (Year-to-date)	3.58	3.60	3.59	3.57	3.62

(1)	Return on tangible average equity = Net income divided by average equity excluding average goodwill and other intangible assets (net of mortgage servicing rights). This is a non-GAAP financial measure.

(2)	Efficiency ratio = Noninterest expense divided by sum of taxable equivalent net interest income plus noninterest income, excluding investment securities gains (losses), net, and asset sales gains (losses), net.
Net Interest Income and Net Interest Margin
Net interest income on a taxable equivalent basis for the three months ended March 31, 2008, was $172.2 million, an increase of $6.6 million or 4.0% versus the comparable period last year. As indicated in Tables 2 and 3, the increase in taxable equivalent net interest income was attributable to both favorable volume variances (as changes in the balances and mix of earning assets and interest-bearing liabilities added $4.8 million to taxable equivalent net interest income) and rate variances (as the impact of changes in the interest rate environment and product pricing added $1.8 million to taxable equivalent net interest).
The net interest margin for the first three months of 2008 was 3.58%, 4 bp lower than 3.62% for the same period in 2007. This comparable period decrease was a function of 17 bp lower contribution from net free funds (due principally to lower rates on interest-bearing liabilities reducing the value of noninterest-bearing deposits and other net free funds) largely offset by a 13 bp increase in interest rate spread. The improvement in interest rate spread was a net result of an 83 bp decrease in the cost of interest-bearing liabilities and a 70 bp decrease in the yield on earning assets.
While unchanged during the first eight months of 2007, the Federal Reserve lowered interest rates six times during the last four months of 2007 and the first three months of 2008, resulting in an average Federal funds rate of 3.22% for first quarter 2008, 203 bp lower than the level rate of 5.25% during the first quarter of 2007.
The yield on earning assets was 6.33% for the first quarter of 2008, 70 bp lower than the comparable quarter last year, attributable principally to loan yields (down 88 bp, to 6.55%) as the yield on securities and short-term investments increased 4 bp (to 5.38%). Commercial loans and home equity lines in particular experienced lower yields (down 114 bp and 78 bp, respectively) given the repricing of adjustable rate loans and competitive pricing pressures in a declining rate environment.
The rate on interest-bearing liabilities of 3.19% for the first quarter of 2008 was 83 bp lower than the same quarter in 2007. Rates on interest-bearing deposits were down 66 bp (to 2.90%, reflecting the lower rate environment, yet moderated by product-focused pricing to retain balances) and the cost of wholesale funds experienced a more significant decrease (down 137 bp, to 3.81%). The cost of short-term borrowings was down 200 bp (similar to the year-over-year decrease in average Federal funds rates), while the cost of long-term funding declined modestly (down 8 bp).
Year-over-year changes in the average balance sheet were impacted by the June 2007 acquisition (adding $0.3 billion of both loans and deposits), branch sales ($0.2 billion of deposits) during the second half of 2007, and stronger loan growth beginning primarily in fourth quarter 2007. Average earning assets were $19.3 billion for first quarter 2008, an increase of $842 million or 4.6% from the comparable quarter last year, with average loans up $750 million and securities and short-term investments up $92 million. The growth in average loans was comprised of increases in commercial loans (up $742 million) and home equity balances (up $191 million) and decreases in residential mortgages (down $121 million) and consumer installment loans (down $62 million).
Average interest-bearing liabilities of $16.6 billion in first quarter 2008 were $936 million or 6.0% higher than the first quarter of 2007. On average, interest-bearing deposits grew $105 million, while noninterest-bearing demand deposits (a principal component of net free funds) were down $20 million. Average wholesale funding balances increased $831 million between the first quarter periods, with short-term borrowing higher by $800 million and long-term funding higher by $31 million. As a percentage of total average interest-bearing liabilities, wholesale funds rose from 28.5% in first quarter 2007 to 31.9% in first quarter of 2008.

TABLE 2
Net Interest Income Analysis
($ in Thousands)

	Three months ended March 31, 2008			Three months ended March 31, 2007
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

Earning assets:
Loans: (1) (2) (3) (4)
Commercial	$10,323,280	$164,725	6.41%	$9,581,543	$178,441	7.55%
Residential mortgage	2,236,275	33,795	6.06%	2,356,944	35,383	6.04%
Retail	3,148,766	57,474	7.32%	3,019,661	60,820	8.11%

Total loans	15,708,321	255,994	6.55%	14,958,148	274,644	7.43%
Investments and other (1)	3,567,887	47,972	5.38%	3,475,838	46,380	5.34%

Total earning assets	19,276,208	303,966	6.33%	18,433,986	321,024	7.03%
Other assets, net	2,173,755			1,939,089

Total assets	$21,449,963			$20,373,075

Interest-bearing liabilities:
Interest-bearing deposits:
Savings deposits	$860,836	$1,082	0.51%	$882,783	$801	0.37%
Interest-bearing demand deposits	1,808,187	5,991	1.33%	1,799,385	8,587	1.94%
Money market deposits	3,974,406	24,454	2.47%	3,819,228	36,093	3.83%
Time deposits, excluding Brokered CDs	4,043,280	43,741	4.35%	4,310,365	47,594	4.48%

Total interest-bearing deposits, excluding Brokered CDs	10,686,709	75,268	2.83%	10,811,761	93,075	3.49%
Brokered CDs	630,541	6,238	3.98%	400,171	5,224	5.29%

Total interest-bearing deposits	11,317,250	81,506	2.90%	11,211,932	98,299	3.56%
Wholesale funding	5,293,797	50,247	3.81%	4,462,713	57,119	5.18%

Total interest-bearing liabilities	16,611,047	131,753	3.19%	15,674,645	$155,418	4.02%

Noninterest-bearing demand deposits	2,326,309			2,346,026
Other liabilities	154,850			123,495
Stockholders’ equity	2,357,757			2,228,909

Total liabilities and equity	$21,449,963			$20,373,075

Interest rate spread			3.14%			3.01%
Net free funds			0.44%			0.61%
Net interest income, taxable equivalent, and net interest margin		$172,213	3.58%		$165,606	3.62%

Taxable equivalent adjustment		7,096			6,560

Net interest income		$165,117			$159,046

(1)	The yield on tax exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.

(2)	Nonaccrual loans and loans held for sale have been included in the average balances.

(3)	Interest income includes net loan fees.

(4)	Commercial includes commercial, financial, and agricultural, real estate construction, commercial real estate, and lease financing; residential mortgage includes residential mortgage first liens; and retail includes home equity lines, residential mortgage junior liens, and installment loans (such as educational and other consumer loans).

TABLE 3
Volume / Rate Variance (1)
($ in Thousands)

	Comparison of
	Three months ended March 31, 2008 versus 2007
		Variance Attributable to
	Income/Expense
	Variance	Volume	Rate

INTEREST INCOME
Loans: (2)
Commercial	$(13,716)	$13,732	$(27,448)
Residential mortgage	(1,588)	(1,713)	125
Retail	(3,346)	2,597	(5,943)

Total loans	(18,650)	14,616	(33,266)
Investments and other (2)	1,592	1,217	375

Total interest income	$(17,058)	$15,833	$(32,891)

INTEREST EXPENSE
Interest-bearing deposits:
Savings deposits	$281	$(20)	$301
Interest-bearing demand deposits	(2,596)	43	(2,639)
Money market deposits	(11,639)	1,456	(13,095)
Time deposits, excluding brokered CDs	(3,853)	(2,644)	(1,209)

Interest-bearing deposits, excluding brokered CDs	(17,807)	(1,165)	(16,642)
Brokered CDs	1,014	2,537	(1,523)

Total interest-bearing deposits	(16,793)	1,372	(18,165)
Wholesale funding	(6,872)	9,704	(16,576)

Total interest expense	$(23,665)	$11,076	$(34,741)

Net interest income, taxable equivalent	$6,607	$4,757	$1,850

(1)	The change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.

(2)	The yield on tax-exempt loans and securities is computed on a fully taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.
Provision for Loan Losses
The provision for loan losses for the first quarter of 2008 was $23.0 million, compared to $15.5 million and $5.1 million for the fourth and first quarters of 2007, respectively. Net charge offs were $16.0 million for first quarter 2008, compared to $15.5 million for fourth quarter 2007 and $5.1 million for first quarter 2007. Annualized net charge offs as a percent of average loans for first quarter 2008 were 0.41%, compared to 0.40% for fourth quarter 2007 and 0.14% for first quarter 2007. At March 31, 2008, the allowance for loan losses was $207.6 million, up from $200.6 million at December 31, 2007, and up from $203.5 million at March 31, 2007. The ratio of the allowance for loan losses to total loans was 1.32%, compared to 1.29% at December 31, 2007 and 1.37% at March 31, 2007. Nonperforming loans at March 31, 2008, were $207 million, compared to $163 million at December 31, 2007, and $153 million at March 31, 2007. See Tables 8 and 9.
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

Noninterest Income
Noninterest income for the first quarter of 2008 was $82.6 million, relatively unchanged (down $0.1 million) from the first quarter of 2007. Core fee-based revenue (as defined in Table 4 below) was $61.3 million, an increase of $1.2 million or 1.9% over the comparable quarter last year. Net mortgage banking income was $6.9 million compared to $9.6 million for the first quarter of 2007. All other noninterest income categories combined were $14.4 million, up $1.4 million compared to the comparable quarter last year.
TABLE 4
Noninterest Income
($ in Thousands)

	1st Qtr.	1st Qtr.	Dollar	Percent
	2008	2007	Change	Change

Trust service fees	$10,074	$10,309	$(235)	(2.3)%
Service charges on deposit accounts	23,684	23,022	662	2.9%
Card-based and other nondeposit fees	11,425	11,323	102	0.9%
Retail commissions	16,115	15,479	636	4.1%

Core fee-based revenue	61,298	60,133	1,165	1.9%
Mortgage banking income	12,924	15,761	(2,837)	(18.0)%
Mortgage servicing rights expense	(5,979)	(6,211)	(232)	(3.7)%

Mortgage banking, net	6,945	9,550	(2,605)	(27.3)%
Bank owned life insurance (“BOLI”) income	4,861	4,164	697	16.7%
Other	12,920	5,935	6,985	117.7%

Subtotal (“fee income”)	86,024	79,782	6,242	7.8%
Asset sale gains / (losses), net	(456)	1,883	(2,339)	N/M
Investment securities gains, net	(2,940)	1,035	(3,975)	N/M

Total noninterest income	$82,628	$82,700	$(72)	(0.1)%

N/M – Not meaningful.
Trust service fees were $10.1 million, down $0.2 million (2.3%) between the comparable first quarter periods, as the stock market was down slightly between quarters impacting fees. The market value of assets under management was $6.0 billion and $5.9 billion at March 31, 2008 and 2007, respectively.
Service charges on deposit accounts were $23.7 million, up $0.7 million (2.9%) over the comparable first quarter last year. The increase was primarily attributable to higher nonsufficient funds / overdraft fees (including a moderate fee increase late in first quarter 2008) and an increase in business service charges.
Card-based and other nondeposit fees were $11.4 million, up $0.1 million (0.9%) over first quarter 2007, primarily due to higher card-use fees. Retail commissions (which include commissions from insurance and brokerage product sales) were $16.1 million for first quarter 2008, up $0.6 million (4.1%) compared to first quarter 2007, led by increases in insurance commissions (up $0.4 million to $11.7 million) and fixed annuity commissions (up $0.5 million to $1.9 million), offset by lower brokerage and variable annuity commissions (down $0.3 million combined).
Net mortgage banking income was $6.9 million for first quarter 2008, down $2.6 million compared to first quarter 2007. Net mortgage banking income consists of gross mortgage banking income less mortgage servicing rights expense. Gross mortgage banking income (which includes servicing fees; the gain or loss on sales of mortgage loans to the secondary market, related fees and fair value marks (collectively “gains on sales and related income”); and the gain or loss on bulk servicing sales) was $12.9 million for first quarter 2008, a decrease of $2.8 million (18.0%) compared to first quarter 2007. This $2.8 million decrease between the first quarter periods is a combination of: $6.2 million higher gains on sales and related income (of which $2.1 million was attributable to the January 2008 adoption of SAB 109 allowing the inclusion of the estimated fair value of future net cash flows related to servicing rights/servicing fees in the estimated fair value of certain mortgage derivatives and mortgage loans held for sale), offset by a $7.8 million decrease in bulk servicing sale gains (as first quarter 2007 included a bulk servicing sale of approximately $2.3 billion, or 28%, of the servicing portfolio) and a $1.2 million (21%) decrease in servicing fees between the quarters (reasonably in line with the lower average servicing portfolio). Secondary mortgage production was $517 million for the first quarter of 2008, 53% higher than the $339 million for first quarter 2007.
Mortgage servicing rights expense is affected by the size of the servicing portfolio, as well as the changes in the estimated fair value of the mortgage servicing rights asset. Mortgage servicing rights expense was $0.2 million lower than first quarter 2007, with $1.2 million lower base amortization (in line with the lower average servicing portfolio) and a $1.0 million increase to the valuation reserve (comprised of a $2.2 million addition to the valuation reserve in first quarter 2008 compared to a $1.2 million addition to the valuation reserve in first quarter 2007). As mortgage interest rates decline, prepayment speeds generally increase and the value of the mortgage servicing rights asset generally decreases, potentially requiring additional valuation reserve. At March 31, 2008, the mortgage servicing rights asset, net of its valuation allowance, was $51.0 million, representing 79 bp of the $6.5 billion servicing portfolio, compared to a net mortgage servicing rights asset of $48.3 million, representing 79 bp of the $6.1 billion servicing portfolio at March 31, 2007. The valuation of the mortgage servicing rights asset is considered a critical accounting policy. See section “Critical Accounting Policies,” as well as Note 7, “Goodwill and Other Intangible Assets,” and Note 13, “Fair Value Measurements,” of the notes to consolidated financial statements for additional disclosure.
BOLI income was $4.9 million, up $0.7 million (16.7%) from first quarter 2007, primarily due to higher average BOLI balances between the comparable quarters (up 17%).
Other income of $12.9 million, was $7.0 million higher than first quarter 2007, including modest increases in ATM fees (up $0.2 million) and check processing income (up $0.3 million), a $0.8 million gain on an ownership interest divestiture, $1.2 million higher customer derivative revenue (i.e., higher fees on greater customer derivatives volume, offset by a $0.6 million unfavorable change in the fair value measurement of the customer and mirror derivatives; see also Note 11, “Derivative and Hedging Activities,” and Note 13, “Fair Value Measurements,” of the notes to consolidated financial statements), and most notably $4.7 million in gains related to Visa, Inc. (“Visa”) matters. The Visa matters in the first quarter of 2008 resulted in the Corporation recording: a $3.2 million gain from the mandatory partial redemption of the Corporation’s Class B common stock in Visa Inc. related to Visa’s initial public offering which completed during first quarter 2008; a $1.5 million gain and a corresponding receivable (included in other assets in the consolidated balance sheets) for the Corporation’s pro rata interest in the $3 billion litigation escrow account established by Visa from which settlements of certain covered litigation will be paid (Visa may add to this over time through a defined process which may involve a further redemption of the Class B common stock); a zero basis (i.e., historical cost/carryover basis) in the shares of unredeemed Visa Class B common stock which are convertible with limitations into Visa Class A common stock based on a conversion rate that is subject to change in accordance with specified terms (including provision of Visa’s retrospective responsibility plan which provides that Class B stockholders will bear the financial impact of certain covered litigation) and no sooner than the longer of three years or resolution of covered litigation; and no change to the $2.3 million reserve for unfavorable litigation losses (included in other liabilities in the consolidated balance sheets) established in the fourth quarter of 2007 related to Visa anti-trust matters (to which the Corporation and other Visa member banks have direct and potential obligations to share in with Visa).
Net asset sale losses were $0.5 million for first quarter 2008, compared to net asset sale gains of $1.9 million for the comparable quarter last year, with first quarter 2007 including a $1.3 million gain on the sale of $32 million in student loans. Net investment securities losses of $2.9 million for first quarter 2008 were attributable to a $2.9 million other-than-temporary write-down on the Corporation’s holding of various equity securities, while net investment securities gains of $1.0 million for first quarter 2007 were attributable to equity security sales. See Note 6, “Investment Securities,” of the notes to consolidated financial statements for additional disclosure.

Noninterest Expense
Noninterest expense was $136.3 million for first quarter 2008, up $8.2 million (6.4%) over first quarter last year. Personnel expense was up $1.6 million (2.2%) between the comparable first quarter periods, while all remaining expense categories on a combined basis were up $6.6 million (12.2%).
TABLE 5
Noninterest Expense
($ in Thousands)

	1st Qtr.	1st Qtr.	Dollar	Percent
	2008	2007	Change	Change

Personnel expense	$75,643	$74,047	$1,596	2.2%
Occupancy	13,264	11,587	1,677	14.5%
Equipment	4,597	4,394	203	4.6%
Data processing	7,121	7,678	(557)	(7.3)%
Business development and advertising	5,041	4,405	636	14.4%
Stationery and supplies	2,065	1,548	517	33.4%
Other intangible amortization	1,569	1,661	(92)	(5.5)%
Postage	2,041	1,826	215	11.8%
Legal and professional fees	2,773	2,686	87	3.2%
Other	22,198	18,304	3,894	21.3%

Total noninterest expense	$136,312	$128,136	$8,176	6.4%

Personnel expense to Total noninterest expense	55.5%	57.8%
Personnel expense (which includes salary-related expenses and fringe benefit expenses) was $75.6 million for first quarter 2008, up $1.6 million (2.2%) versus the first quarter of 2007. Average full-time equivalent employees were 5,093 for first quarter 2008, relatively unchanged from 5,089 for first quarter 2007. Salary-related expenses increased $2.6 million (4.6%). This increase was the result of higher base salaries and commissions (up $1.6 million or 3.2%, including merit increases between the years), higher compensation cost related to the vesting of stock options and restricted stock grants (up $0.7 million), and higher formal/discretionary bonus incentives (up $0.3 million). Fringe benefit expenses were down $1.0 million (6.1%) versus the first quarter of 2007, primarily from lower costs of premium-based benefits (down $1.5 million, aided by health care cost management), partially offset by higher benefit plan expenses (up $0.5 million).
Occupancy expense of $13.3 million for first quarter 2008 was up $1.7 million (14.5%) versus the comparable quarter last year, mostly due to higher snowplowing and utilities costs (given harsher winter weather between the quarters), as well as increased rent and maintenance. Compared to the first quarter last year, equipment expense of $4.6 million was up $0.2 million, while data processing expense of $7.1 million was down $0.6 million with first quarter 2008 benefiting from a negotiated refund. Postage of $2.0 million was up $0.2 million (11.8%), business development and advertising of $5.0 million was up $0.6 million (14.4%), and stationery and supplies of $2.1 million was up $0.5 million (33.4%), all primarily due to normal inflationary cost increases and greater marketing for business generation. Other expense increased $3.9 million (21.3%) over the comparable quarter last year, largely due to a $2.0 million increase to the reserve for unfunded commitments, $0.6 million higher third party deposit network service costs, and $0.3 higher foreclosure-related and loan collections costs.
Income Taxes
Income tax expense for the first quarter of 2008 was $22.0 million compared to $35.1 million for first quarter 2007. The effective tax rate (income tax expense divided by income before taxes) was 24.8% and 32.4% for the first three months of 2008 and 2007, respectively. The decrease in the effective tax rate was primarily due to the first quarter 2008 resolution of certain tax matters and changes in the estimated exposure of uncertain tax positions, partially offset by the increase in valuation allowance related to certain deferred tax assets, which resulted in the net reduction of previously recorded tax liabilities and income tax expense of approximately $4.4 million in the first quarter of 2008.

Income tax expense recorded in the consolidated statements of income involves the interpretation and application of certain accounting pronouncements and federal and state tax codes, and is, therefore, considered a critical accounting policy. The Corporation undergoes examination by various taxing authorities. Such taxing authorities may require that changes in the amount of tax expense or valuation allowance be recognized when their interpretations differ from those of management, based on their judgments about information available to them at the time of their examinations. See Note 10, “Income Taxes,” of the notes to consolidated financial statements and section “Critical Accounting Policies.”
Balance Sheet
At March 31, 2008, total assets were $21.9 billion, an increase of $0.3 billion (6% annualized) since December 31, 2007. The increase in assets was primarily due to a $0.3 billion increase in loans, and a $73 million increase in investment securities available for sale. The growth in assets was primarily funded by wholesale funds, especially short-term borrowings, as deposits declined since year end 2007 due to a seasonal decline in business and custodial deposits (typically seen in the first quarter) and a decrease in non-brokered time deposits.
Loans of $15.8 billion at March 31, 2008, were up $0.3 billion (or 7% annualized) over December 31, 2007, with no change in the mix of loans between comparable periods. The first quarter loan growth was predominantly due to commercial loans (up $0.2 billion, or 6% annualized, led by commercial, financial and agriculture loans), and home equity (up $0.1 billion, or 21% annualized over year end 2007). Investment securities available for sale were $3.6 billion, up $73 million over year end 2007 (with $38 million attributable to the improved net market value position of the investment portfolio).
At March 31, 2008, total deposits of $13.9 billion were down slightly ($0.1 billion) from December 31, 2007, reflecting the usual seasonal declines in business and municipal deposits (predominantly in noninterest-bearing demand deposits). Noninterest-bearing demand deposits decreased $0.1 billion to represent 18% of total deposits, compared to 19% of total deposits at December 31, 2007. Since year end 2007, increases in brokered CDs, money market and savings accounts combined slightly exceeded declines in interest-bearing demand and other time deposits combined. Wholesale funding of $5.4 billion was up $0.3 billion since year-end 2007, including a shift to short-term borrowings (up $0.6 billion) from long-term funding (down $0.3 billion), as long-term debt maturities renewed into short-term debt given interest rate declines in the first quarter of 2008.
Since March 31, 2007, loans grew $0.9 billion, with $0.3 billion acquired in the June 2007 First National Bank acquisition. The year over year loan growth was in line with strategic growth emphasis, with commercial loans up $0.7 billion (8%) and home equity up $0.3 billion (17%), net of a $0.1 million decline in residential mortgages. Since March 31, 2007, deposits were down slightly ($0.1 billion or 1%), and included the $0.3 billion of deposits acquired in the June 2007 First National Bank acquisition and the sale of $224 million of branch deposits in lower-growth markets over the second half of 2007.
TABLE 6
Period End Loan Composition
($ in Thousands)

	March 31, 2008		December 31, 2007		September 30, 2007		June 30, 2007		March 31, 2007
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Commercial, financial, and agricultural	$4,458,639	28%	$4,281,091	28%	$3,935,976	26%	$3,958,911	26%	$3,788,800	25%
Commercial real estate	3,585,779	23	3,635,365	23	3,656,937	24	3,703,464	24	3,723,289	25
Real estate construction	2,273,125	14	2,260,766	14	2,215,264	14	2,137,276	14	2,084,883	14
Lease financing	118,613	1	108,794	1	95,644	1	88,967	1	89,524	1

Commercial	10,436,156	66	10,286,016	66	9,903,821	65	9,888,618	65	9,686,496	65
Home equity (1)	2,387,223	15	2,269,122	15	2,230,640	15	2,144,357	14	2,042,284	14
Installment	842,564	5	841,136	5	866,185	6	865,474	6	869,719	6

Retail	3,229,787	20	3,110,258	20	3,096,825	21	3,009,831	20	2,912,003	20
Residential mortgage	2,119,340	14	2,119,978	14	2,174,112	14	2,255,783	15	2,257,504	15

Total loans	$15,785,283	100%	$15,516,252	100%	$15,174,758	100%	$15,154,232	100%	$14,856,003	100%

(1)	Home equity includes home equity lines and residential mortgage junior liens.

TABLE 7
Period End Deposit Composition
($ in Thousands)

	March 31, 2008		December 31, 2007		September 30, 2007		June 30, 2007		March 31, 2007
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Noninterest-bearing demand	$2,516,265	18%	$2,661,078	19%	$2,407,026	17%	$2,466,130	18%	$2,425,248	17%
Savings	891,806	6	853,618	6	919,891	6	966,673	7	903,738	6
Interest-bearing demand	1,788,404	13	1,947,551	14	1,881,235	13	1,900,227	14	1,805,658	13
Money market	3,972,080	29	3,923,063	28	3,770,487	27	3,564,539	25	3,880,744	28
Brokered CDs	731,398	5	409,637	3	800,422	6	751,900	5	650,084	5
Other time	3,982,221	29	4,178,966	30	4,379,308	31	4,428,149	31	4,315,495	31

Total deposits	$13,882,174	100%	$13,973,913	100%	$14,158,369	100%	$14,077,618	100%	$13,980,967	100%

Total deposits, excluding Brokered CDs	$13,150,776	95%	$13,564,276	97%	$13,357,947	94%	$13,325,718	95%	$13,330,883	95%
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
As of March 31, 2008, the allowance for loan losses was $207.6 million compared to $203.5 million at March 31, 2007, and $200.6 million at December 31, 2007. At March 31, 2008, the allowance for loan losses to total loans was 1.32% and covered 100% of nonperforming loans, compared to 1.37% and 133%, respectively, at March 31, 2007, and 1.29% and 123%, respectively, at December 31, 2007. Tables 8 and 9 provide additional information regarding activity in the allowance for loan losses and nonperforming assets.
Gross charge offs were $19.5 million for the three months ended March 31, 2008, $6.9 million for the comparable period ended March 31, 2007, and $47.2 million for the full 2007 year, while recoveries for the corresponding periods were $3.5 million, $1.8 million and $6.8 million, respectively. The increase in net charge offs was primarily due to a sizeable increase in commercial charge offs (primarily related to several specific larger commercial credits), and due to a general rise in home equity and residential mortgage net charge offs (primarily attributable to general economic conditions, such as rising energy, health and other costs, and a weak housing market). The ratio of net charge offs to average loans on an annualized basis was 0.41%, 0.14%, and 0.27% for the periods ended March 31, 2008 and March 31, 2007, and for the 2007 year, respectively.
The allowance for loan losses represents management’s estimate of an amount adequate to provide for probable credit losses in the loan portfolio at the balance sheet date. In general, the change in the allowance for loan losses is a function of a number of factors, including but not limited to changes in the loan portfolio (see Table 6), net charge offs (see Table 8) and nonperforming loans (see Table 9). To assess the adequacy of the allowance for loan losses, an allocation methodology is applied by the Corporation. The allocation methodology focuses on evaluation of several factors, including but not limited to: evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio, consideration of historical loan loss and delinquency experience on each portfolio category, trends in past due and nonperforming loans, the risk characteristics of the various classifications of loans, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect potential credit losses. Assessing these numerous factors involves significant judgment. Therefore, management considers the allowance for loan losses a critical accounting policy (see section “Critical Accounting Policies”).
The allocation methodology used was comparable for March 31, 2008 and December 31, 2007, whereby the Corporation segregated its loss factors allocations, used for both criticized (defined as specific loans warranting either specific allocation or a criticized status of watch, special mention, substandard, doubtful, or loss) and non-criticized loan categories, into a component primarily based on historical loss rates and a component primarily based on other qualitative factors that may affect loan collectibility. Factors applied are reviewed periodically and adjusted to reflect changes in trends or other risks.

While there was no change in overall loan mix, loan growth was strong (up $0.3 billion) since year end, particularly in commercial, financial and agricultural loans and home equity; and compared to March 31, 2007, loan growth was also up ($0.9 billion) in similar loan categories with a slight change in loan mix (see section “Balance Sheet” and Table 6). Criticized commercial loans increased 11% since year end 2007, with continued stress on borrowers from difficult economic conditions, rising energy costs, and negative commercial and residential real estate market issues pervading into many related businesses; and compared to a year ago, criticized commercial loans increased 46%. Since year end 2007, nonperforming loans rose $45 million to $207 million at March 31, 2008, with commercial nonperforming loans up $41 million (including four individual credits totaling approximately $49 million) to $150 million, and total consumer nonperforming loans up $4 million to $57 million (Table 9). Nonperforming loans to total loans were 1.31%, 1.05% and 1.03% at March 31, 2008, and December 31 and March 31, 2007, respectively. The allowance for loan losses to loans increased to 1.32% at March 31, 2008, from 1.29% at year end 2007, as the provision for loan losses exceeded first quarter net charge offs by $7.0 million, while the allowance for loan losses to loans was 1.37% at March 31, 2007.
Management believes the allowance for loan losses to be adequate at March 31, 2008.
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

TABLE 8
Allowance for Loan Losses
($ in Thousands)

	At and for the three months			At and for the year
	ended March 31,			ended December 31,
	2008		2007		2007

Allowance for Loan Losses:
Balance at beginning of period		$200,570		$203,481		$203,481
Balance related to acquisition		—		—		2,991
Provision for loan losses		23,002		5,082		34,509
Charge offs		(19,494)		(6,869)		(47,249)
Recoveries		3,524		1,801		6,838

Net charge offs		(15,970)		(5,068)		(40,411)

Balance at end of period		$207,602		$203,495		$200,570

Net loan charge offs(recoveries):		(A )		(A )		(A )
Commercial, financial, and agricultural	$2,399	22	$1,728	19	$17,979	46
Commercial real estate	2,250	25	8	—	3,623	10
Real estate construction	4,199	74	5	—	2,307	11
Lease financing	14	5	57	27	124	14

Total commercial	8,862	35	1,798	8	24,033	25
Home equity	5,129	90	1,871	36	9,346	43
Installment	1,543	73	1,235	55	4,971	57

Total retail	6,672	85	3,106	42	14,317	47
Residential mortgage	436	8	164	3	2,061	9

Total net charge offs	$15,970	41	$5,068	14	$40,411	27

(A) – Ratio of net charge offs to average loans by loan type in basis points.

Ratios:
Allowance for loan losses to total loans		1.32%		1.37%		1.29%
Allowance for loan losses to net charge offs (annualized)		3.2%		9.9%		5.0%

TABLE 9
Nonperforming Assets
($ in Thousands)

	March 31,	December 31,	September 30,	June 30,	March 31,
	2008	2007	2007	2007	2007

Nonaccrual loans:
Commercial	$150,058	$105,780	$102,754	$130,410	$112,240
Residential mortgage	34,727	33,737	29,030	29,549	24,940
Retail	12,713	13,011	10,725	11,344	9,684

Total nonaccrual loans	197,498	152,528	142,509	171,303	146,864
Accruing loans past due 90 days or more:
Commercial	—	3,039	2,069	3,085	495
Retail	9,959	7,079	6,094	5,361	5,636

Total accruing loans past due 90 days or more	9,959	10,118	8,163	8,446	6,131
Restructured loans (commercial)	—	—	—	—	25

Total nonperforming loans	207,457	162,646	150,672	179,749	153,020
Other real estate owned (OREO)	26,798	26,489	20,866	19,237	16,439

Total nonperforming assets	$234,255	$189,135	$171,538	$198,986	$169,459

Ratios:
Nonperforming loans to total loans	1.31%	1.05%	0.99%	1.19%	1.03%
Nonperforming assets to total loans plus OREO	1.48	1.22	1.13	1.31	1.14
Nonperforming assets to total assets	1.07	0.88	0.82	0.95	0.83
Allowance for loan losses to nonperforming loans	100	123	133	115	133
Allowance for loan losses to total loans	1.32	1.29	1.32	1.36	1.37

Nonperforming assets by type:
Commercial, financial, and agricultural	$54,919	$32,610	$35,695	$37,230	$39,615
Commercial real estate	37,367	35,049	42,447	60,406	46,570
Real estate construction	56,456	39,837	26,602	35,796	26,473
Leasing	1,316	1,323	79	63	102

Total commercial	150,058	108,819	104,823	133,495	112,760
Home equity	18,488	16,209	13,529	13,662	12,197
Installment	4,184	3,881	3,290	3,043	3,123

Total retail	22,672	20,090	16,819	16,705	15,320
Residential mortgage	34,727	33,737	29,030	29,549	24,940

Total nonperforming loans	207,457	162,646	150,672	179,749	153,020
Commercial real estate owned	8,090	8,465	5,445	5,066	2,724
Residential real estate owned	10,987	10,308	7,978	8,037	7,085
Bank properties real estate owned	7,721	7,716	7,443	6,134	6,630

Other real estate owned	26,798	26,489	20,866	19,237	16,439

Total nonperforming assets	$234,255	$189,135	$171,538	$198,986	$169,459

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
Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, loans 90 days or more past due but still accruing, and restructured loans. The Corporation specifically excludes from its definition of nonperforming loans student loan balances that are 90 days or more past due and still accruing and that have contractual government guarantees as to collection of principal and interest. The Corporation had approximately $14.8 million, $14.8 million and $14.7 million of these past due student loans at March 31, 2008, March 31, 2007, and December 31, 2007, respectively.

Nonperforming loans were $207 million at March 31, 2008, compared to $153 million at March 31, 2007 and $163 million at year-end 2007, reflecting in part the impact of the economy on the Corporation’s customers. The ratio of nonperforming loans to total loans was 1.31% at March 31, 2008, compared to 1.03% at March 31, 2007 and 1.05% at year-end 2007. The Corporation’s allowance for loan losses to nonperforming loans was 100% at March 31, 2008, down from 133% at March 31, 2007 and 123% at December 31, 2007.
During 2007 and continuing into 2008, the management of nonperforming loans included tightening of underwriting guidelines and aggressively managing risks of commercial loans (performing and nonperforming); however, this time period was also marked with general economic and industry declines with pervasive impact on consumer confidence, business and personal financial performance, and commercial and residential real estate markets. As a result of these factors and as shown in Table 9, total nonperforming loans were up 28% since year-end 2007, with commercial nonperforming loans up $41 million (including four individual credits totaling approximately $49 million, split nearly evenly between commercial real estate and commercial, financial, and agricultural) and consumer-related nonperforming loans up $4 million. Since March 31, 2007, total nonperforming loans increased 36%, with commercial nonperforming loans up $37 million and consumer-related nonperforming loans up $17 million. The increase in nonperforming loans from both year-end 2007 and the comparable March quarter of 2007 was primarily the result of deteriorating real estate conditions and the impact of the economy on these customers.
Other real estate owned was $26.8 million at March 31, 2008 , compared to $16.4 million at March 31, 2007, and minimally changed from $26.5 million at year-end 2007. The $10.4 million increase in other real estate owned between the March 31 periods was predominantly due to a $5.4 million increase in commercial real estate owned (with $4.3 million attributable to 4 larger commercial foreclosures across our tri-state footprint), a $3.9 million increase in residential real estate owned, and a $1.1 million increase to bank premises no longer used for banking and reclassified into other real estate owned.
Potential problem loans are certain loans bearing criticized loan risk ratings by management but that are not in nonperforming status; however, there are circumstances present to create doubt as to the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that the Corporation expects losses to occur but that management recognized a higher degree of risk associated with these loans. The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the level of the allowance for loan losses. The loans that have been reported as potential problem loans are all commercial loans covering a diverse range of businesses and are not concentrated in a particular industry. At March 31, 2008, potential problem loans totaled $515 million, compared to $419 million at March 31, 2007, and $546 million at December 31, 2007. The level of potential problem loans highlights management’s uncertainty of the duration of asset quality stress and uncertainty around the magnitude and scope of economic stress that may be felt by the Corporation’s markets and customers and on underlying real estate values (residential and commercial).

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
Funds are available from a number of basic banking activity sources, primarily from the core deposit base and from loans and securities repayments and maturities. Additionally, liquidity is provided from the sales of the investment securities portfolio, lines of credit with major banks, the ability to acquire large and brokered deposits, and the ability to securitize or package loans for sale. The Corporation regularly evaluates the creation of additional funding capacity based on market opportunities and conditions, as well as corporate funding needs. The Corporation’s capital can be a source of funding and liquidity as well. See section “Capital.”
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
At March 31, 2008, the Corporation was in compliance with its internal liquidity objectives.
The Corporation also has multiple funding sources that could be used to increase liquidity and provide additional financial flexibility. The Parent Company has available a $100 million revolving credit facility with established lines of credit from nonaffiliated banks, of which $100 million was available at March 31, 2008. In addition, under the Parent Company’s $200 million commercial paper program, $110 million of commercial paper was outstanding and $90 million of commercial paper was available at March 31, 2008.
In May 2002, the Parent Company filed a “shelf” registration statement under which the Parent Company may offer up to $300 million of trust preferred securities. In May 2002, $175 million of trust preferred securities were issued, bearing a 7.625% fixed coupon rate. At March 31, 2008, $125 million was available under the trust preferred shelf. In May 2001, the Parent Company filed a “shelf” registration statement whereby the Parent Company may offer up to $500 million of any combination of the following securities, either separately or in units: debt securities, preferred stock, depositary shares, common stock, and warrants. In August 2001, the Parent Company issued $200 million in a subordinated note offering, bearing a 6.75% fixed coupon rate and 10-year maturity. At March 31, 2008, $300 million was available under the shelf registration, which expires late in 2008.
A bank note program associated with Associated Bank, National Association, (the “Bank”) was established during 2000. Under this program, short-term and long-term debt may be issued. As of March 31, 2008, $100 million of long-term bank notes were outstanding and $225 million was available under the 2000 bank note program. A new bank note program was instituted during the third quarter of 2005, of which $2 billion was available at March 31, 2008. The 2005 bank note program will be utilized upon completion of the 2000 bank note program. The Bank has also established federal funds lines with major banks and the ability to borrow from the Federal Home Loan Bank ($1.3 billion of FHLB advances was outstanding at March 31, 2008). The Bank also issues institutional certificates of deposit, from time to time offers brokered certificates of deposit, and to a lesser degree, accepts Eurodollar deposits.
Investment securities are an important tool to the Corporation’s liquidity objective. As of March 31, 2008, all investment securities are classified as available for sale and are reported at fair value on the consolidated balance sheet. Of the $3.6 billion investment portfolio at March 31, 2008, $2.2 billion was pledged to secure certain deposits or for other purposes as required or permitted by law, and $184 million of FHLB and Federal Reserve stock combined is “restricted” in nature and less liquid than other tradable equity securities. The majority of the remaining securities could be pledged or sold to enhance liquidity, if necessary.

The FHLB of Chicago announced in October 2007 that it was under a consensual cease and desist order with its regulator, which among other things, restricts various future activities of the FHLB of Chicago. Such restrictions may limit or stop the FHLB from paying dividends or redeeming stock without prior approval. The FHLB of Chicago last paid a dividend in the third quarter of 2007.
For the three months ended March 31, 2008, net cash provided by operating and financing activities was $87.1 million and $169.0 million, respectively, while investing activities used net cash of $319.8 million, for a net decrease in cash and cash equivalents of $63.7 million since year-end 2007. Generally, during first quarter 2008, net assets increased $0.3 billion since year-end 2007, primarily in loans, and deposits declined $0.1 billion. Short-term borrowings were predominantly used to replenish the net decrease in deposits and repay long-term funding as well as to provide for the payment of cash dividends to the Corporation’s stockholders.
For the three months ended March 31, 2007, net cash provided by operating and investing activities was $79.9 million and $253.5 million, respectively, while financing activities used net cash of $462.3 million, respectively, for a net decrease in cash and cash equivalents of $128.9 million since year-end 2006. Generally, during first quarter 2007, net assets declined $0.4 billion since year-end 2006 given the sale of $0.3 billion of residential mortgage loans in January 2007, and deposits declined $0.3 billion. Short-term borrowings were predominantly used to replenish the net decrease in deposits and repay long-term funding as well as to provide for common stock repurchases and the payment of cash dividends to the Corporation’s stockholders.
Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, commitments to originate residential mortgage loans held for sale, commercial letters of credit, standby letters of credit, forward commitments to sell residential mortgage loans, interest rate swaps, and interest rate caps. A discussion of the Corporation’s derivative instruments at March 31, 2008, is included in Note 11, “Derivative and Hedging Activities,” of the notes to consolidated financial statements and a discussion of the Corporation’s commitments is included in Note 12, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements.
Items disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, have not materially changed since that report was filed, relative to qualitative and quantitative disclosures of fixed and determinable contractual obligations.
Capital
Stockholders’ equity at March 31, 2008 was $2.4 billion, up $53 million from December 31, 2007. The change in stockholders’ equity between the two periods was primarily composed of the retention of earnings and the exercise of stock options, with partially offsetting decreases to stockholders’ equity from the payment of cash dividends and the repurchase of common stock. At March 31, 2008, stockholders’ equity included $20.1 million of accumulated other comprehensive income compared to $2.5 million of accumulated other comprehensive loss at December 31, 2007. The $22.6 million improvement in accumulated other comprehensive income resulted primarily from the change in the unrealized gain/loss position, net of the tax effect, on investment securities available for sale (from unrealized gains of $9.5 million at December 31, 2007, to unrealized gains of $34.1 million at March 31, 2008), as well as a $2.1 million increase in the unrealized loss on a cash flow hedge, net of the tax effect. Stockholders’ equity to assets was 10.88% and 10.79% at March 31, 2008 and December 31, 2007, respectively.
Cash dividends of $0.31 per share were paid in the first quarter of 2008, compared to $0.29 per share in the first quarter of 2007, an increase of 7%.
The Board of Directors has authorized management to repurchase shares of the Corporation’s common stock to be made available for reissuance in connection with the Corporation’s employee incentive plans and/or for other corporate purposes. For the Corporation’s employee incentive plans, the Board of Directors authorized the repurchase of up to 2.0 million shares per quarter, while under various actions, the Board of Directors authorized the repurchase of shares, not to exceed specified amounts of the Corporation’s outstanding shares per authorization (“block authorizations”).

During 2007, under the block authorizations, the Corporation repurchased (and cancelled) 4.0 million shares of its outstanding common stock for approximately $134 million (or $33.47 per share) under two accelerated share repurchase agreements. In addition, the Corporation settled previously announced accelerated share repurchase agreements during 2007 by issuing shares. During 2008 through March 31, 2008, no shares were repurchased under this authorization. At March 31, 2008, approximately 3.9 million shares remain authorized to repurchase under the block authorizations. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities.
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
TABLE 10
Capital Ratios
(In Thousands, except per share data)

	At or For the Quarter Ended
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2008	2007	2007	2007	2007

Total stockholders’ equity	$2,382,418	$2,329,705	$2,291,182	$2,228,911	$2,236,134
Tier 1 capital	1,596,868	1,566,872	1,536,199	1,498,684	1,535,278
Total capital	1,927,374	1,888,346	1,859,718	1,868,546	1,904,518
Market capitalization	3,391,730	3,444,764	3,764,047	4,149,957	4,283,899

Book value per common share	$18.71	$18.32	$18.04	$17.56	$17.54
Cash dividend per common share	0.31	0.31	0.31	0.31	0.29
Stock price at end of period	26.63	27.09	29.63	32.70	33.60
Low closing price for the period	22.60	25.23	26.86	32.14	33.16
High closing price for the period	28.86	30.49	33.05	33.49	35.43

Total equity / assets	10.88%	10.79%	10.94%	10.69%	10.90%
Tier 1 leverage ratio	7.79	7.83	7.77	7.63	7.86
Tier 1 risk-based capital ratio	9.07	9.06	9.15	8.98	9.36
Total risk-based capital ratio	10.95	10.92	11.08	11.19	11.61

Shares outstanding (period end)	127,365	127,160	127,035	126,910	127,497
Basic shares outstanding (average)	127,298	127,095	126,958	127,606	127,988
Diluted shares outstanding (average)	127,825	127,835	127,847	128,750	129,299

Other:
Shares repurchased under all authorizations during the period, including settlements (1)	—	—	11	2,000	1,909
Average per share cost of shares repurchased during the period (1)	$—	$—	$—	$32.81	$35.74
Shares remaining to be repurchased under outstanding block authorizations at the end of the period	3,855	3,855	3,855	3,865	5,865

(1)	Does not include shares repurchased for minimum tax withholding settlements on equity compensation.

Sequential Quarter Results
Net income for the first quarter of 2008 was $66.5 million, an increase of $1.7 million or 2.6% from fourth quarter 2007 net income of $64.8 million. For the first quarter of 2008, return on average assets was 1.25% and return on average equity was 11.34%, compared to return on average assets of 1.23% and return on average equity of 11.23% for the fourth quarter of 2007 (see Table 1).
TABLE 11
Selected Quarterly Information
($ in Thousands)

	For the Quarter Ended
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2008	2007	2007	2007	2007

Summary of Operations:
Net interest income	$165,117	$164,219	$163,073	$157,475	$159,046
Provision for loan losses	23,002	15,501	8,733	5,193	5,082
Noninterest income
Trust service fees	10,074	10,723	10,886	10,711	10,309
Service charges on deposit accounts	23,684	25,866	26,609	25,545	23,022
Card-based and other nondeposit fees	11,425	12,088	12,436	11,711	11,323
Retail commissions	16,115	14,917	15,476	15,773	15,479

Core fee-based revenue	61,298	63,594	65,407	63,740	60,133
Mortgage banking, net	6,945	498	3,006	9,696	9,550
BOLI income	4,861	4,240	4,650	4,365	4,164
Asset sale gains (losses), net	(456)	11,062	2,220	442	1,883
Investment securities gains (losses), net	(2,940)	(815)	1,879	6,075	1,035
Other	12,920	7,094	7,758	7,170	5,935

Total noninterest income	82,628	85,673	84,920	91,488	82,700
Noninterest expense
Personnel expense	75,643	76,487	76,617	76,277	74,047
Occupancy	13,264	11,784	11,967	11,321	11,587
Equipment	4,597	4,820	4,440	4,254	4,394
Data processing	7,121	8,189	7,991	7,832	7,678
Business development and advertising	5,041	5,482	4,830	5,068	4,405
Other intangible amortization	1,569	1,758	1,979	1,718	1,661
Other	29,077	31,582	26,185	26,174	24,364

Total noninterest expense	136,312	140,102	134,009	132,644	128,136
Income tax expense	21,966	29,498	33,510	35,301	35,133

Net income	$66,465	$64,791	$71,741	$75,825	$73,395

Taxable equivalent net interest income	$172,213	$171,338	$169,929	$164,199	$165,606
Net interest margin	3.58%	3.62%	3.62%	3.53%	3.62%
Effective tax rate	24.84%	31.28%	31.84%	31.77%	32.37%

Average Balances:
Assets	$21,449,963	$20,935,023	$20,678,498	$20,558,803	$20,373,075
Earning assets	19,276,208	18,849,079	18,685,978	18,605,024	18,433,986
Interest-bearing liabilities	16,611,047	16,090,488	15,941,683	15,834,843	15,674,645
Loans	15,708,321	15,301,761	15,183,444	15,082,850	14,958,148
Deposits	13,643,559	13,760,991	13,940,970	13,702,872	13,557,958
Wholesale funding	5,293,797	4,750,471	4,386,354	4,482,437	4,462,713
Stockholders’ equity	2,357,757	2,289,522	2,242,665	2,253,872	2,228,909
Taxable equivalent net interest income for the first quarter of 2008 was $172.2 million, $0.9 million higher than the fourth quarter of 2007. Changes in balance sheet volume and mix increased taxable equivalent net interest income by $1.9 million, while one fewer day in the first quarter decreased net interest income by $0.9 million, and changes in the rate environment and product pricing lowered net interest income by $0.1 million. The Federal funds rate averaged 3.22% for first quarter 2008, 130 bp lower than the average rate for fourth quarter 2007. The net interest margin between the sequential quarters was down 4 bp, to 3.58% in the first quarter of 2008, comprised of a 12 bp lower contribution from net free funds (to 0.44%, as lower rates on interest-bearing liabilities decreased the value of noninterest-bearing funds) and an 8 bp higher interest rate spread (to 3.14%, as the rate on interest-bearing liabilities fell 63 bp and the yield on earning assets declined 55 bp). Average earning assets grew $0.4 billion to $19.3 billion in the first quarter of 2008, attributable to growth in average loans (up $0.4 billion or 11% annualized, predominantly in commercial loans) over fourth quarter 2007. On the funding side, average interest-bearing deposits were essentially level, while average demand deposits (the primary component of net free funds) were down $0.1 billion, reflecting a first quarter seasonal decline in business and custodial balances. On average, wholesale funding balances were up $0.5 billion, comprised of a $0.6 billion increase in short-term borrowings and a $0.1 billion decrease in long-term funding.
Provision for loan losses for the first quarter of 2008 was $23.0 million (or $7.0 million greater than net charge offs), compared to $15.5 million (approximating net charge offs) in the fourth quarter of 2007. Annualized net charge offs represented 0.41% of average loans for the first quarter of 2008 compared to 0.40% for the fourth quarter of 2007. Total nonperforming loans of $207 million (1.31% of total loans) at March 31, 2008 were up from $163 million (1.05% of total loans) at December 31, 2007, including four individual credits totaling approximately $49 million added in the first quarter. The allowance for loan losses to loans at March 31, 2008 was 1.32%, compared to 1.29% at year-end 2007. See discussion under sections, “Provision for Loan Losses,” “Allowance for Loan Losses,” and “Nonperforming Loans and Other Real Estate Owned.”
Noninterest income for the first quarter of 2008 decreased $3.0 million (4%) to $82.6 million versus fourth quarter 2007, including a $6.4 million increase in net mortgage banking income, a $2.3 million decrease in core fee-based revenue, and $7.2 million decrease in all other noninterest income items combined, driven by a few notable items between the quarters. Core fee-based revenues of $61.3 million were down $2.3 million (4%) versus fourth quarter 2007, as the increase in retail commissions were more than offset by seasonally lower service charges on deposit accounts, market-affected declines in trust fees, and lower card-based and other nondeposit fees. Net mortgage banking was up $6.4 million over fourth quarter 2007, predominantly due to $5.9 million higher gains on sales and related income (of which $2.1 million was attributable to the January 2008 adoption of SAB 109 allowing the inclusion of the estimated fair value of future net cash flows related to servicing rights/servicing fees in the estimated fair value of certain mortgage derivatives and mortgage loans held for sale), and $0.4 million lower mortgage servicing rights expense. Other notable items of first quarter 2008 included: $4.7 million in gains related to Visa matters recorded in other income (also see section “Noninterest Income”), a $0.8 million gain on an ownership interest divestiture recorded in other income, and $3.4 million in net losses on investment and asset sales combined (primarily due to $2.9 million other-than-temporary impairment write-downs on various equity securities). The most notable item of fourth quarter 2007 was the $10.2 million in net gains on investment and asset sales combined (which included $9.8 million in premium on the sale of $182 million of deposits and fixed asset gains of $1.8 million on the sale of bank branches, offset by a $0.9 million other-than-temporary impairment write-down on a common stock security).
On a sequential quarter basis, noninterest expense decreased $3.8 million (3%) to $136.3 million in the first quarter of 2008, with personnel expense down $0.8 million (1%) and nonpersonnel expenses combined down $3.0 million (5%). Increases in personnel expense (primarily related to equity awards, incentive and benefit plan re-sets, and payroll tax re-sets) were more than offset by lower severance between the quarters, and were further tempered by health care cost management and relatively no change in full-time equivalent employees between the quarters. Occupancy increased $1.5 million, due to higher snowplowing and utilities costs (given harsher winter weather between the quarters), with increased rent offset by lower maintenance costs. Data processing was down $1.1 million, with first quarter 2008 benefiting from a negotiated refund. Other expense (as shown in Table 11) was down $2.5 million (8%) compared to the fourth quarter of 2007, across multiple categories, but including $1.2 million lower miscellaneous employee expense (especially placement and relocation), $0.6 million lower legal and professional fees (largely due to higher legal workouts of loans in fourth quarter), and $0.4 million lower donation expense. Other expense for first quarter 2008 also included a charge of $2.0 million to increase the reserve for losses on unfunded commitments in first quarter 2008, while other expense for fourth quarter 2007 included a $2.3 million reserve for unfavorable litigation losses related to Visa anti-trust matters.
Income tax expense for the first quarter of 2008 was $22.0 million compared to $29.5 million for fourth quarter 2007. The decrease in tax expense was primarily due to the first quarter 2008 resolution of certain tax matters and changes in the estimated exposure of uncertain tax positions, partially offset by the increase in valuation allowance related to certain deferred tax assets, resulting in a $4.4 million net reduction of income tax expense.
Future Accounting Pronouncements
New accounting policies adopted by the Corporation are discussed in Note 3, “New Accounting Pronouncements Adopted,” of the notes to consolidated financial statements. The expected impact of accounting policies recently issued or proposed but not yet required to be adopted are discussed below. To the extent the adoption of new accounting standards materially affects the Corporation’s financial condition, results of operations, or liquidity, the impacts are discussed in the applicable sections of this financial review and the notes to consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). An amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), SFAS 161 applies to all derivative instruments and provides financial statement users with increased qualitative, quantitative, and credit-risk disclosures. It requires enhanced disclosures about how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performances, and cash flows. SFAS 161 is to be applied prospectively for interim periods and fiscal years beginning after November 15, 2008, with early adoption permitted. The Corporation will adopt SFAS 161 when required in 2009.
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

Subsequent Events
On April 23, 2008, the Board of Directors declared a $0.32 per share dividend payable on May 15, 2008, to shareholders of record as of May 7, 2008. This cash dividend has not been reflected in the accompanying consolidated financial statements.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
The Corporation has not experienced any material changes to its market risk position since December 31, 2007, from that disclosed in the Corporation’s 2007 Form 10-K Annual Report.
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
As of March 31, 2008, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2008. No changes were made to the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act of 1934) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Following are the Corporation’s monthly common stock purchases during the first quarter of 2008. For a discussion of the common stock repurchase authorizations and repurchases during the period, see section “Capital” included under Part I Item 2 of this document.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price	Part of Publicly	Be Purchased Under
Period	Shares Purchased	Paid per Share	Announced Plans	the Plan

January 1- January 31, 2008	—	$—	—	—
February 1 - February 29, 2008	17,894	25.48	—	—
March 1 - March 31, 2008	—	—	—	—

Total	17,894	$25.48	—	—

During the first quarter of 2008, the Corporation repurchased shares for minimum tax withholding settlements on equity compensation. The effect to the Corporation of this transaction was an increase in treasury stock and a decrease in cash of approximately $456,000 in the first quarter of 2008.

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

ASSOCIATED BANC-CORP
(Registrant)
Date: May 7, 2008	/s/ Paul S. Beideman
Paul S. Beideman
Chairman and Chief Executive Officer

Date: May 7, 2008	/s/ Joseph B. Selner
Joseph B. Selner
Chief Financial Officer