Form 10-Q
period 2008-06-30
ASSOCIATED BANC-CORP
filed 2008-08-06
CIK 7789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of registrant’s common stock, par value $0.01 per share, at July 31, 2008, was 127,539,200.

ASSOCIATED BANC-CORP

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements:
ASSOCIATED BANC-CORP
Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
	(In Thousands, except share data)
ASSETS
Cash and due from banks	$600,972	$553,031
Interest-bearing deposits in other financial institutions	24,448	11,671
Federal funds sold and securities purchased under agreements to resell	35,852	22,447
Investment securities available for sale, at fair value	3,574,373	3,543,019
Loans held for sale	52,058	94,441
Loans	16,149,327	15,516,252
Allowance for loan losses	(229,605)	(200,570)

Loans, net	15,919,722	15,315,682
Premises and equipment, net	191,634	197,446
Goodwill	929,168	929,168
Other intangible assets, net	92,621	92,220
Other assets	881,856	832,958

Total assets	$22,302,704	$21,592,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$2,602,026	$2,661,078
Interest-bearing deposits, excluding brokered certificates of deposit	10,378,285	10,903,198
Brokered certificates of deposit	398,423	409,637

Total deposits	13,378,734	13,973,913
Short-term borrowings	4,923,462	3,226,787
Long-term funding	1,436,349	1,864,771
Accrued expenses and other liabilities	210,277	196,907

Total liabilities	19,948,822	19,262,378

Stockholders’ equity
Preferred stock (Par value $1.00 per share, authorized 750,000 shares, no shares issued)	—	—
Common stock (Par value $0.01 per share, authorized 250,000,000 shares, issued 127,873,955 and 127,753,608 shares, respectively)	1,279	1,278
Surplus	1,048,158	1,040,694
Retained earnings	1,324,476	1,305,136
Accumulated other comprehensive loss	(20,031)	(2,498)
Treasury stock, at cost (0 and 428,910 shares, respectively)	—	(14,905)

Total stockholders’ equity	2,353,882	2,329,705

Total liabilities and stockholders’ equity	$22,302,704	$21,592,083

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In Thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$237,727	$276,981	$492,780	$550,942
Interest and dividends on investment securities and deposits in other financial institutions:
Taxable	31,878	30,583	63,230	61,109
Tax exempt	9,776	9,785	20,035	19,579
Interest on federal funds sold and securities purchased under agreements to resell	213	324	419	507

Total interest income	279,594	317,673	576,464	632,137
INTEREST EXPENSE
Interest on deposits	63,655	101,780	145,161	200,079
Interest on short-term borrowings	24,363	35,423	52,536	70,606
Interest on long-term funding	18,844	22,995	40,918	44,931

Total interest expense	106,862	160,198	238,615	315,616

NET INTEREST INCOME	172,732	157,475	337,849	316,521
Provision for loan losses	59,001	5,193	82,003	10,275

Net interest income after provision for loan losses	113,731	152,282	255,846	306,246
NONINTEREST INCOME
Trust service fees	10,078	10,711	20,152	21,020
Service charges on deposit accounts	30,129	25,545	53,813	48,567
Card-based and other nondeposit fees	12,301	11,711	23,726	23,034
Retail commission income	16,004	15,773	32,119	31,252
Mortgage banking, net	5,395	9,696	12,340	19,246
Bank owned life insurance income	4,997	4,365	9,858	8,529
Asset sale gains (losses), net	(731)	442	(1,187)	2,325
Investment securities gains (losses), net	(718)	6,075	(3,658)	7,110
Other	9,170	7,170	22,090	13,105

Total noninterest income	86,625	91,488	169,253	174,188
NONINTEREST EXPENSE
Personnel expense	78,066	76,277	153,709	150,324
Occupancy	12,026	11,321	25,290	22,908
Equipment	4,653	4,254	9,250	8,648
Data processing	8,250	7,832	15,371	15,510
Business development and advertising	5,137	5,068	10,178	9,473
Other intangible asset amortization expense	1,568	1,718	3,137	3,379
Other	26,121	26,174	55,198	50,538

Total noninterest expense	135,821	132,644	272,133	260,780

Income before income taxes	64,535	111,126	152,966	219,654
Income tax expense	17,176	35,301	39,142	70,434

NET INCOME	$47,359	$75,825	$113,824	$149,220

Earnings per share:
Basic	$0.37	$0.59	$0.89	$1.17
Diluted	$0.37	$0.59	$0.89	$1.16
Average shares outstanding:
Basic	127,433	127,606	127,365	127,796
Diluted	127,964	128,750	127,880	129,034
See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

				Accumulated
				Other
	Common		Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
	(In Thousands, except per share data)
Balance, December 31, 2006	$1,304	$1,120,934	$1,189,658	$(16,453)	$(49,950)	$2,245,493
Comprehensive income:
Net income	—	—	149,220	—	—	149,220
Other comprehensive income (loss)	—	—	—	(22,261)	—	(22,261)

Comprehensive income						126,959

Cash dividends, $0.60 per share	—	—	(77,101)	—	—	(77,101)
Common stock issued:
Business combination	14	46,486	—	—	—	46,500
Stock-based compensation plans, net	—	486	(10,788)	—	26,791	16,489
Purchase of common stock	(40)	(133,820)	—	—	—	(133,860)
Stock-based compensation, net	—	2,124	—	—	—	2,124
Tax benefit of stock options	—	2,307	—	—	—	2,307

Balance, June 30, 2007	$1,278	$1,038,517	$1,250,989	$(38,714)	$(23,159)	$2,228,911

Balance, December 31, 2007	$1,278	$1,040,694	$1,305,136	$(2,498)	$(14,905)	$2,329,705
Adjustment for adoption of EITFs 06-4 and 06-10	—	—	(2,515)	—	—	(2,515)

Balance, January 1, 2008, as adjusted	$1,278	$1,040,694	$1,302,621	$(2,498)	$(14,905)	$2,327,190
Comprehensive income:
Net income	—	—	113,824	—	—	113,824
Other comprehensive income (loss)	—	—	—	(17,533)	—	(17,533)

Comprehensive income						96,291

Cash dividends, $0.63 per share	—	—	(80,446)	—	—	(80,446)
Common stock issued:
Stock-based compensation plans, net	1	2,231	(11,523)	—	14,905	5,614
Stock-based compensation, net	—	3,507	—	—	—	3,507
Tax benefit of stock options	—	1,726	—	—	—	1,726

Balance, June 30, 2008	$1,279	$1,048,158	$1,324,476	$(20,031)	$—	$2,353,882

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2008	2007
	($ in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$113,824	$149,220
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	82,003	10,275
Depreciation and amortization	13,488	12,133
Provision for (recovery of) valuation allowance on mortgage servicing rights, net	380	(2,608)
Amortization of mortgage servicing rights	7,786	8,973
Amortization of other intangible assets	3,137	3,379
Amortization and accretion on earning assets, funding, and other, net	2,575	3,563
Tax benefit from exercise of stock options	1,726	2,307
Excess tax benefit from stock-based compensation	(598)	(2,209)
(Gain) loss on sales of investment securities, net and impairment write-downs	3,658	(7,110)
(Gain) loss on sales of assets, net	1,187	(2,325)
Gain on mortgage banking activities, net	(10,411)	(14,473)
Mortgage loans originated and acquired for sale	(948,537)	(794,730)
Proceeds from sales of mortgage loans held for sale	987,296	788,922
Decrease in interest receivable	12,852	3,811
Decrease in interest payable	(8,315)	(2,579)
Net change in other assets and other liabilities	1,813	(7,052)

Net cash provided by operating activities	263,864	149,497

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(720,923)	(27,183)
Purchases of:
Investment securities	(703,101)	(655,382)
Premises, equipment, and software, net of disposals	(17,537)	(12,902)
Other assets	(5,510)	(8,150)
Proceeds from:
Sales of investment securities	254	26,510
Calls and maturities of investment securities	645,615	699,430
Sales of other assets	12,553	357,521
Net cash paid in business combination	—	(33,799)

Net cash provided by (used in) investing activities	(788,649)	346,045

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(595,179)	(541,387)
Net increase in short-term borrowings	1,696,675	361,686
Repayment of long-term funding	(528,354)	(643,170)
Proceeds from issuance of long-term funding	100,000	500,000
Cash dividends	(80,446)	(77,101)
Proceeds from exercise of incentive stock options	5,614	16,489
Excess tax benefit from stock-based compensation	598	2,209
Purchase of common stock	—	(133,860)

Net cash provided by (used in) financing activities	598,908	(515,134)

Net increase (decrease) in cash and cash equivalents	74,123	(19,592)
Cash and cash equivalents at beginning of period	587,149	482,036

Cash and cash equivalents at end of period	$661,272	$462,444

Supplemental disclosures of cash flow information:
Cash paid for interest	$246,930	$318,195
Cash paid for income taxes	40,167	64,383
Loans and bank premises transferred to other real estate owned	34,084	10,593
Capitalized mortgage servicing rights	11,704	9,025
Acquisitions:
Fair value of assets acquired, including cash and cash equivalents	$—	$422,600
Value ascribed to intangibles	—	64,341
Liabilities assumed	—	329,400
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
NOTE 2: Reclassifications
Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform with the current period’s presentation. In addition, the consolidated statement of cash flows for 2007 was modified from the prior period’s presentation to conform with the current year presentation, which shows purchases of other assets and of software, net of disposals, as investing activities. Management determined the effect on the statement of cash flows of this change in presentation was not material to the prior period presented.
NOTE 3: New Accounting Pronouncements Adopted
In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement permits companies to choose, at specified election dates, to measure several financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The decision about whether to elect the fair value option is generally applied on an instrument by instrument basis, is applied only to an entire instrument, and is irrevocable. Once companies elect the fair value option for an item, SFAS 159 requires them to report unrealized gains and losses on it in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons (a) between companies that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of a company that selects different measurement attributes for similar assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. At January 1, 2008, the Corporation did not elect the fair value option for any financial instrument not currently required to be measured at fair value.
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
In November 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings,” (“SAB 109”). This SAB discusses the SEC’s views regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. SAB 109 supersedes an earlier SAB and is consistent with the guidance in SFAS No. 156, “Accounting for Servicing of Financial Assets,” and SFAS 159, in which the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 also requires internally-developed intangible assets (such as customer relationship intangible assets) to not be recorded as part of the fair value of a derivative loan commitment. SAB 109 is to be applied prospectively to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Corporation adopted SAB 109 as required at the beginning of 2008, which, at adoption, resulted in a $2.1 million higher net value on its mortgage derivatives and mortgage loans held for sale combined, recorded in net mortgage banking income.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In Thousands, except per share data)
Net income	$47,359	$75,825	$113,824	$149,220

Weighted average shares outstanding	127,433	127,606	127,365	127,796
Effect of dilutive stock awards and unsettled share repurchases	531	1,144	515	1,238

Diluted weighted average shares outstanding	127,964	128,750	127,880	129,034

Basic earnings per share	$0.37	$0.59	$0.89	$1.17

Diluted earnings per share	$0.37	$0.59	$0.89	$1.16

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
Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock option represents the period of time that stock options are expected to be outstanding and is estimated using historical data of stock option exercises and forfeitures. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the historical volatility of the Corporation’s stock. The following assumptions were used in estimating the fair value for options granted in the first half of 2008 and full year 2007:

	2008	2007

Dividend yield	4.98%	3.45%
Risk-free interest rate	2.74%	4.80%
Expected volatility	20.61%	19.28%
Weighted average expected life	6 yrs	6 yrs
Weighted average per share fair value of options	$2.76	$5.99
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

A summary of the Corporation’s stock option activity for the year ended December 31, 2007 and for the six months ended June 30, 2008, is presented below.

		Weighted Average	Weighted Average Remaining	Aggregate Intrinsic Value
Stock Options	Shares	Exercise Price	Contractual Term	(000s)
Outstanding at December 31, 2006	6,466,482	$25.91
Granted	1,091,645	33.72
Exercised	(974,440)	23.05
Forfeited	(264,274)	32.48

Outstanding at December 31, 2007	6,319,413	$27.43	5.78	$(2,136)

Options exercisable at December 31, 2007	5,289,288	$26.22	5.14	$4,603

Outstanding at December 31, 2007	6,319,413	$27.43
Granted	1,131,790	24.92
Exercised	(353,207)	19.07
Forfeited	(173,063)	30.85

Outstanding at June 30, 2008	6,924,933	$27.36	6.15	$(55,881)

Options exercisable at June 30, 2008	5,168,563	$27.10	5.11	$(40,388)

The following table summarizes information about the Corporation’s nonvested stock option activity for the year ended December 31, 2007, and for the six months ended June 30, 2008.

		Weighted Average
Stock Options	Shares	Grant Date Fair Value
Nonvested at December 31, 2006	384,706	$6.40
Granted	1,091,645	5.99
Vested	(333,376)	6.31
Forfeited	(112,850)	6.07

Nonvested at December 31, 2007	1,030,125	$6.03

Granted	1,131,790	2.76
Vested	(322,072)	6.08
Forfeited	(83,473)	4.95

Nonvested at June 30, 2008	1,756,370	$3.97

For the six months ended June 30, 2008 and the year ended December 31, 2007, the intrinsic value of stock options exercised was $2.6 million and $9.6 million, respectively. (Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option.) During the first half of 2008, $6.7 million was received for the exercise of stock options. The total fair value of stock options that vested was $2.0 million for the first six months of 2008 and $2.1 million for the year ended December 31, 2007. For the six months ended June 30, 2008 and 2007, the Corporation recognized compensation expense of $1.5 million and $1.2 million, respectively, for the vesting of stock options. For the full year 2007, the Corporation recognized compensation expense of $2.2 million for the vesting of stock options. At June 30, 2008, the Corporation had $5.5 million of unrecognized compensation expense related to stock options that is expected to be recognized over the remaining contractual terms that extend predominantly through fourth quarter 2010.

The following table summarizes information about the Corporation’s restricted stock shares activity for the year ended December 31, 2007, and for the six months ended June 30, 2008.

		Weighted Average
Restricted Stock	Shares	Grant Date Fair Value
Outstanding at December 31, 2006	127,900	$32.11
Granted	118,250	33.70
Vested	(45,716)	31.64
Forfeited	(35,594)	33.19

Outstanding at December 31, 2007	164,840	$33.14

Granted	244,400	24.89
Vested	(66,177)	32.58
Forfeited	(6,039)	33.79

Outstanding at June 30, 2008	337,024	$27.26

The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period. Expense for restricted stock awards of approximately $2.0 million and $1.0 million was recorded for the six months ended June 30, 2008 and 2007, respectively, while expense for restricted stock awards of approximately $2.0 million was recognized for the full year 2007. The Corporation had $7.2 million of unrecognized compensation costs related to restricted stock shares at June 30, 2008, that is expected to be recognized over the remaining contractual terms that extend predominantly through fourth quarter 2010.
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
NOTE 6: Investment Securities
The amortized cost and fair values of investment securities available for sale were as follows.

	June 30, 2008	December 31, 2007
	($ in Thousands)
Amortized cost	$3,587,270	$3,528,402
Gross unrealized gains	22,481	28,208
Gross unrealized losses	(35,378)	(13,591)

Fair value	$3,574,373	$3,543,019

The following represents gross unrealized losses and the related fair value of investment securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2008.

	Less than 12 months		12 months or more		Total
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	($ in Thousands)
June 30, 2008:
U.S. Treasury securities	$(1)	$3,987	$—	$—	$(1)	$3,987

Federal agency securities	(82)	15,263	—	—	(82)	15,263
Obligations of state and political subdivisions	(2,452)	101,336	(1,182)	109,200	(3,634)	210,536
Mortgage-related securities	(16,838)	609,709	(13,900)	787,986	(30,738)	1,397,695
Other securities (debt and equity)	(675)	9,770	(248)	10,109	(923)	19,879

Total	$(20,048)	$740,065	$(15,330)	$907,295	$(35,378)	$1,647,360

Management does not believe any individual unrealized loss at June 30, 2008 represents an other-than-temporary impairment as these unrealized losses are primarily attributable to changes in interest rates and not credit deterioration based on the Corporation’s evaluation. The unrealized losses reported for mortgage-related securities relate primarily to mortgage-backed securities issued by government agencies such as the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation (“FHLMC”). The Corporation currently has both the intent and ability to hold the securities contained in the previous table for a time necessary to recover the amortized cost.
At June 30, 2008, the Corporation owned certain common and preferred stock securities that were determined to have an other-than-temporary impairment that resulted in write-downs to earnings on the related securities. Three FHLMC preferred stock securities (with a combined carrying value of $6.2 million at June 30, 2008) and two common stock securities (with a combined carrying value of $0.3 million at June 30, 2008) were determined to have an other-than-temporary impairment that resulted in combined write-downs on these securities of $2.9 million during the first quarter of 2008, while during the second quarter of 2008 an additional other-than-temporary impairment write-down of $0.7 million was recognized on one of the common stock securities. During 2007, a common stock security was determined to have an other-than-temporary impairment that resulted in a write-down on the security of $0.9 million.
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

NOTE 7: Goodwill and Other Intangible Assets
Goodwill: Goodwill is not amortized, but is subject to impairment tests on at least an annual basis. The Corporation conducts its impairment testing annually in May and no impairment recognition was necessary in 2007 or through June 30, 2008. At June 30, 2008, goodwill of $907 million was assigned to the banking segment and goodwill of $22 million was assigned to the wealth management segment. The $58 million increase to goodwill during 2007 was attributable to the June 2007 acquisition of First National Bank of Hudson (“First National Bank”). The change in the carrying amount of goodwill was as follows.

	At or for the	At or for the
	Six months ended	Year ended
	June 30, 2008	December 31, 2007
	($ in Thousands)
Goodwill:
Balance at beginning of period	$929,168	$871,629
Goodwill acquired, net of adjustments	—	57,539

Balance at end of period	$929,168	$929,168

Other Intangible Assets: The Corporation has other intangible assets that are amortized, consisting of core deposit intangibles, other intangibles (primarily related to customer relationships acquired in connection with the Corporation’s insurance agency acquisitions), and mortgage servicing rights. The core deposit intangibles and mortgage servicing rights are assigned to the banking segment, while other intangibles of $12 million are assigned to the wealth management segment and $1 million are assigned to the banking segment as of June 30, 2008.
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

	At or for the	At or for the
	Six months ended	Year ended
	June 30, 2008	December 31, 2007
	($ in Thousands)
Core deposit intangibles:
Gross carrying amount	$47,748	$47,748
Accumulated amortization	(22,872)	(20,580)

Net book value	$24,876	$27,168

Additions during the period	$—	$4,385
Amortization during the period	(2,292)	(4,882)

Other intangibles: (1)
Gross carrying amount	$20,600	$22,370
Accumulated amortization	(7,580)	(8,505)

Net book value	$13,020	$13,865

Additions during the period	$—	$1,150
Amortization during the period	(845)	(2,234)

(1)	Other intangibles of $1.8 million were fully amortized during 2007 and have been removed from both the gross carrying amount and the accumulated amortization for 2008.
Mortgage servicing rights are carried in the consolidated balance sheets at the lower of amortized cost (i.e., initial capitalized amount, net of accumulated amortization) or estimated fair value, as the Corporation has not elected to subsequently measure any class of mortgage servicing rights under the fair value measurement method. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income, and assessed for impairment at each reporting date. A valuation allowance is established through a charge to earnings to the extent the carrying value of the mortgage servicing rights exceeds the estimated fair value by stratification. An other-than-temporary impairment is recognized as a direct write-down of the mortgage servicing rights asset and the related valuation allowance (to the extent a valuation reserve is available) and then against earnings. At June 30, 2008 and December 31, 2007, the fair value of the mortgage servicing rights was $67.5 million and $62.8 million, respectively. See Note 13 which further discusses fair value measurement relative to the mortgage servicing rights asset.
Mortgage servicing rights expense is a component of mortgage banking, net, in the consolidated statements of income. For the six-months ended June 30, 2008, the $8.2 million mortgage servicing rights expense included $7.8 million of base amortization and a $0.4 million addition to the valuation allowance, while for the six-months ended June 30, 2007, the $6.4 million mortgage servicing rights expense included $9.0 million base amortization, net of a $2.6 million recovery to the valuation allowance. For the three-months ended June 30, 2008, the $2.2 million mortgage servicing rights expense included $4.0 million of base amortization, net of a $1.8 million recovery to the valuation allowance, while for the three-months ended June 30, 2007, the $0.2 million mortgage servicing rights expense included $3.9 million base amortization, net of a $3.8 million recovery to the valuation allowance. The $16.7 million mortgage servicing rights expense for full year 2007 was comprised of $18.1 million of base amortization and a $1.4 million recovery to the valuation allowance.
A summary of changes in the balance of the mortgage servicing rights asset and the mortgage servicing rights valuation allowance was as follows.

	At or for the	At or for the
	Six months ended	Year ended
	June 30, 2008	December 31, 2007
	($ in Thousands)
Mortgage servicing rights:
Mortgage servicing rights at beginning of period	$54,819	$71,694
Additions (1)	11,704	19,553
Sale of servicing (2)	—	(18,269)
Amortization	(7,786)	(18,067)
Other-than-temporary impairment	—	(92)

Mortgage servicing rights at end of period	$58,737	$54,819

Valuation allowance at beginning of period	(3,632)	(5,074)
(Additions) / Recoveries, net	(380)	1,350
Other-than-temporary impairment	—	92

Valuation allowance at end of period	(4,012)	(3,632)

Mortgage servicing rights, net	$54,725	$51,187

Portfolio of residential mortgage loans serviced for others (“Servicing portfolio”)(2)(3)	$6,584,000	$6,403,000
Mortgage servicing rights, net to Servicing portfolio	0.83%	0.80%
Mortgage servicing rights expense (4)	$8,166	$16,717

(1)	Included in the December 31, 2007, additions to mortgage servicing rights was $2.4 million from First National Bank at acquisition.

(2)	In 2007, the Corporation sold approximately $2.7 billion of its mortgage portfolio serviced for others with a carrying value of $18.3 million at an $8.6 million gain, of which $8.3 million gain is related to the first half of 2007 and included in mortgage banking, net, in the consolidated statements of income.

(3)	Included in the December 31, 2007, portfolio of residential mortgage loans serviced for others was $0.3 billion from First National Bank at acquisition.

(4)	Includes the amortization of mortgage servicing rights and additions/recoveries to the valuation allowance of mortgage servicing rights, and is a component of mortgage banking, net in the consolidated statements of income.

The following table shows the estimated future amortization expense for amortizing intangible assets. The projections of amortization expense for the next five years are based on existing asset balances, the current interest rate environment, and prepayment speeds as of June 30, 2008. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable.
Estimated amortization expense:

	Core Deposit	Other	Mortgage Servicing
	Intangibles	Intangibles	Rights
	($ in Thousands)
Six months ending December 31, 2008	$2,300	$800	$7,700
Year ending December 31, 2009	4,100	1,400	13,300
Year ending December 31, 2010	3,700	1,200	10,700
Year ending December 31, 2011	3,700	1,000	8,600
Year ending December 31, 2012	3,200	1,000	6,300
Year ending December 31, 2013	3,100	900	4,500

NOTE 8: Long-term Funding
Long-term funding (funding with original contractual maturities greater than one year) was as follows.

	June 30,	December 31,
	2008	2007
	($ in Thousands)
Federal Home Loan Bank advances	$918,235	$1,096,685
Bank notes	—	250,000
Repurchase agreements	100,000	100,000
Subordinated debt, net	199,537	199,462
Junior subordinated debentures, net	216,400	216,465
Other borrowed funds	2,177	2,159

Total long-term funding	$1,436,349	$1,864,771

Federal Home Loan Bank advances: Long-term advances from the Federal Home Loan Bank (“FHLB”) had maturities through 2020 and had weighted-average interest rates of 3.84% at June 30, 2008, compared to 4.51% at December 31, 2007. These advances had a combination of fixed and variable contractual rates, of which, 33% were variable at June 30, 2008, while 27% were variable at December 31, 2007. In September 2007, the Corporation entered into an interest rate swap to hedge the interest rate risk in the cash flows of a $200 million variable rate, long-term FHLB advance. The fair value of the derivative was a $2.8 million loss at June 30, 2008, and a $2.0 million loss at December 31, 2007.
Bank notes: The long-term bank notes matured during the second quarter of 2008. These notes had a weighted-average interest rate of 5.19% at December 31, 2007 and were 100% variable rate.
Repurchase agreements: The long-term repurchase agreements had maturities through 2010 and had weighted-average interest rates of 4.48% at June 30, 2008, and 4.38% at December 31, 2007. These repurchase agreements were 100% variable rate for all periods presented.
Subordinated debt: In August 2001, the Corporation issued $200 million of 10-year subordinated debt. This debt was issued at a discount and has a fixed coupon interest rate of 6.75%. The subordinated debt qualifies under the risk-based capital guidelines as Tier 2 supplementary capital for regulatory purposes, and is subject to be discounted when the debt has five years or less to maturity.

Junior subordinated debentures: The Corporation has $180.4 million of junior subordinated debentures (“ASBC Debentures”), which carry a fixed rate of 7.625% and mature on June 15, 2032. The Corporation has the right to redeem the ASBC Debentures, at par, on or after May 30, 2007. During 2002, the Corporation entered into interest rate swaps to hedge the interest rate risk on the ASBC Debentures. These interest rate swaps were called during the first quarter of 2008. Accordingly, the fair value of the derivative was zero at June 30, 2008 (as the swaps were terminated), compared to a $0.1 million loss at December 31, 2007, and the $0.8 million fair value gain on the debt at the time the swaps were terminated is being amortized to interest expense over the remaining life of the debt. The carrying value of the ASBC Debentures was $179.6 million at June 30, 2008. With its October 2005 acquisition, the Corporation acquired $30.9 million of variable rate junior subordinated debentures (the “SFSC Debentures”), from two equal issuances, of which one pays a variable rate adjusted quarterly based on the 90-day LIBOR plus 2.80% (or 5.70% at June 30, 2008) and matures April 23, 2034, and the other which pays a variable rate adjusted quarterly based on the 90-day LIBOR plus 3.45% (or 6.13% at June 30, 2008) and matures November 7, 2032. The Corporation has the right to redeem the SFSC Debentures, at par, on April 23, 2009, and November 7, 2007, respectively, and quarterly thereafter. The carrying value of the SFSC Debentures was $36.8 million at June 30, 2008.
NOTE 9: Other Comprehensive Income
A summary of activity in accumulated other comprehensive income (loss) follows.

	Six Months Ended		Year Ended
	June 30, 2008	June 30, 2007	December 31, 2007
	($ in Thousands)
Net income	$113,824	$149,220	$285,752
Other comprehensive income (loss), net of tax:
Investment securities available for sale:
Net unrealized gains (losses)	(31,172)	(28,452)	24,607
Reclassification adjustment for net (gains) losses realized in net income	3,658	(7,110)	(8,174)
Income tax (expense) benefit	10,278	12,910	(5,591)

Other comprehensive income (loss) on investment securities	(17,236)	(22,652)	10,842
Defined benefit pension and postretirement obligations:
Prior service cost, net of amortization	237	221	46
Net gain, net of amortization	150	430	7,111
Income tax expense	(157)	(260)	(2,863)

Other comprehensive income on pension and postretirement	230	391	4,294
Derivative used in cash flow hedging relationship:
Net unrealized losses	(1,671)	—	(1,606)
Reclassification adjustment for net gains and interest expense for interest differential on derivative realized in net income	797	—	(366)
Income tax benefit	347	—	791

Other comprehensive loss on cash flow hedging relationship	(527)	—	(1,181)

Total other comprehensive income (loss)	(17,533)	(22,261)	13,955

Comprehensive income	$96,291	$126,959	$299,707

NOTE 10: Income Taxes
During the first quarter of 2008, the Corporation resolved issues with various taxing authorities which resulted in the reduction of unrecognized tax benefits, including interest. The Corporation increased the valuation reserve against the deferred tax assets related to state net operating losses by approximately $4.6 million during the first quarter of 2008 based on the level of historical taxable income and management’s projections for future taxable income over the period that the deferred tax assets are deductible. The net result of these adjustments resulted in a net decrease to income tax expense for the first quarter of 2008 of approximately $4.4 million.

NOTE 11: Derivative and Hedging Activities
The Corporation uses derivative instruments primarily to hedge the variability in interest payments or protect the value of certain assets and liabilities recorded on its consolidated balance sheet from changes in interest rates. The predominant derivative and hedging activities include interest rate swaps, interest rate caps, interest rate collars, and certain mortgage banking activities. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, interest rate swap agreements generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined from the credit ratings of each counterparty. The Corporation was required to pledge $17 million of collateral at June 30, 2008, while no collateral was required to be pledged at December 31, 2007.
The table below identifies the Corporation’s primary derivative instruments at June 30, 2008 and December 31, 2007, as well as which instruments receive hedge accounting treatment. Included in the table below for both June 30, 2008 and December 31, 2007, were customer interest rate swaps, caps, and collars for which the Corporation has mirror swaps, caps, and collars. The fair value of these customer swaps, caps, and collars and of the mirror swaps, caps, and collars is recorded net in other income in the consolidated statements of income. The net impact in the consolidated statements of income was immaterial for all periods presented. In accordance with the January 2008 adoption of SFAS 157, the Corporation recognized a $0.5 million loss at adoption attributable to the inclusion of a nonperformance / credit risk component in the fair value measurement of the customer and mirror derivatives not previously included. See Note 3, “New Accounting Pronouncements Adopted,” and Note 13, “Fair Value Measurements,” for additional information and disclosures.

	Notional	Estimated Fair	Weighted Average
	Amount	Market Value	Receive Rate	Pay Rate	Maturity
	($ in Thousands)
June 30, 2008
Swaps-receive variable / pay fixed (1)	$200,000	$(2,847)	2.71%	4.42%	12 months
Customer and mirror swaps (2)	1,490,582	—	3.32%	3.32%	63 months
Customer and mirror caps (2)	77,838	—	—	—	7 months
Customer and mirror collars (2)	54,549	—	—	—	48 months

(1)	Cash flow hedge accounting is applied on $200 million notional, which hedges the interest rate risk in the cash flows of a long-term, variable rate FHLB advance.

(2)	Hedge accounting is not applied on $1.6 billion notional of interest rate swaps, caps, and collars entered into with our customers whose value changes are offset by mirror swaps, caps, and collars entered into with third parties.

	Notional	Estimated Fair	Weighted Average
	Amount	Market Value	Receive Rate	Pay Rate	Maturity
	($ in Thousands)
December 31, 2007
Swaps-receive fixed / pay variable (3)	$175,000	$(50)	7.63%	6.01%	298 months
Swaps-receive variable / pay fixed (4)	200,000	(1,972)	4.74%	4.42%	18 months
Customer and mirror swaps (5)	758,376	—	4.92%	4.92%	62 months
Customer and mirror caps (5)	42,314	—	—	—	15 months
Customer and mirror collars (5)	56,503	—	—	—	54 months

(3)	Fair value hedge accounting is applied on $175 million notional, which hedges a long-term, fixed-rate subordinated debenture.

(4)	Cash flow hedge accounting is applied on $200 million notional, which hedges the interest rate risk in the cash flows of a long-term, variable rate FHLB advance.

(5)	Hedge accounting is not applied on $857 million notional of interest rate swaps, caps, and collars entered into with our customers whose value changes are offset by mirror swaps, caps, and collars entered into with third parties.
Fair value hedges: The Corporation recognized combined ineffectiveness of $0.6 million (which increased net interest income) for full year 2007, while the combined ineffectiveness for the first half of 2007 was $0.3 million (which decreased net interest income), relating to the Corporation’s fair value hedges of a long-term, fixed-rate subordinated debenture. These swaps were called early in the first quarter of 2008. No components of the change in fair value of the derivatives were excluded from the assessment of hedge effectiveness in 2007.

Cash flow hedge: In September 2007, the Corporation entered into an interest rate swap accounted for as a cash flow hedge which hedges the interest rate risk in the cash flows of a long-term, variable-rate FHLB advance. Hedge effectiveness is determined using regression analysis. The ineffective portion of the cash flow hedge recorded through the consolidated statements of income in the first half of 2008 and throughout 2007 was immaterial. No components of the change in fair value of the derivative was excluded from the assessment of hedge effectiveness. Derivative gains and losses reclassified from accumulated other comprehensive income to current period earnings are included in interest expense on long-term funding (i.e., the line item in which the hedged cash flows are recorded). At June 30, 2008, accumulated other comprehensive income included a deferred after-tax net loss of $1.7 million related to this derivative, compared to a deferred after-tax net loss of $1.2 million at December 31, 2007. The net after-tax derivative loss included in accumulated other comprehensive income at June 30, 2008, is projected to be reclassified into net interest income in conjunction with the recognition of interest payments on the long-term, variable-rate FHLB advance through June 2009.
Mortgage derivatives: For the mortgage derivatives, which are not included in the table above and are not accounted for as hedges, changes in the fair value are recorded to mortgage banking, net. The fair value of the mortgage derivatives at June 30, 2008, was a net gain of $1.3 million, comprised of the net gain on commitments to fund approximately $66 million of loans to individual borrowers and the net gain on commitments to sell approximately $109 million of loans to various investors. The fair value of the mortgage derivatives at December 31, 2007, was a net loss of $1.1 million, comprised of the net loss on commitments to fund approximately $118 million of loans to individual borrowers and the net loss on commitments to sell approximately $199 million of loans to various investors. The increase in the fair value of the mortgage derivatives was primarily attributable to the adoption of SAB 109. See Note 3 for additional information regarding the impact of SAB 109 at adoption.
Foreign currency derivatives: The Corporation provides limited foreign exchange services to customers. The Corporation may enter into a foreign currency forward to mitigate the exchange rate risk attached to the cash flows of a loan or as an offsetting contract to a forward entered into as a service to our customer. At June 30, 2008, the Corporation had $19 million in notionals of foreign currency forwards related to loans, and $32 million in notionals of foreign currency forwards related to customer transactions (with mirror foreign currency forwards of $32 million), which on a combined basis had a fair value of $0.1 million net loss. At December 31, 2007, the Corporation had $10 million in notionals of foreign currency forwards related to loans, and $5 million in notionals of foreign currency forwards related to customer transactions (with mirror foreign currency forwards of $5 million), which on a combined basis had a fair value of $0.3 million net gain.
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
Lending-related Commitments
As a financial services provider, the Corporation routinely enters into commitments to extend credit. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Corporation, with each customer’s creditworthiness evaluated on a case-by-case basis. The commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Corporation’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of those instruments. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the customer. Since a significant portion of commitments to extend credit expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. As of June 30, 2008 and December 31, 2007, the Corporation had a reserve for unfunded commitments totaling $3 million and $1 million, respectively, included in other liabilities in the consolidated balance sheets.
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

	June 30, 2008	December 31, 2007
	($ in Thousands)
Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale (1)(2)	$6,455,315	$6,603,204
Commercial letters of credit (1)	29,495	30,495
Standby letters of credit (3)	606,368	628,760

(1)	These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and thus are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and is not material at June 30, 2008 or December 31, 2007.

(2)	Commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 11.

(3)	The Corporation has established a liability of $3.9 million and $3.7 million at June 30, 2008 and December 31, 2007, respectively, as an estimate of the fair value of these financial instruments.
Other Commitments
The Corporation has principal investment commitments to provide capital-based financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in low-income housing, small-business commercial real estate, and historic tax credit projects to promote the revitalization of low-to-moderate-income neighborhoods throughout the local communities of its bank subsidiary. As a limited partner in these unconsolidated projects, the Corporation is allocated tax credits and deductions associated with the underlying projects. The aggregate carrying value of all these investments at June 30, 2008, was $31 million, included in other assets on the consolidated balance sheets, compared to $26 million at December 31, 2007. Related to these investments, the Corporation has remaining commitments to fund of $24 million at June 30, 2008, and $29 million at December 31, 2007.
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
The Visa matters in the first quarter of 2008 resulted in the Corporation recording: a $3.2 million gain from the mandatory partial redemption of the Corporation’s Class B common stock in Visa Inc. related to Visa’s initial public offering which was completed during first quarter 2008; a $1.5 million gain and a corresponding receivable (included in other assets in the consolidated balance sheets) for the Corporation’s pro rata interest in the $3 billion litigation escrow account established by Visa from which settlements of certain covered litigation will be paid (Visa may add to this over time through a defined process which may involve a further redemption of the Class B common stock); a zero basis (i.e., historical cost/carryover basis) in the shares of unredeemed Visa Class B common stock which are convertible with limitations into Visa Class A common stock based on a conversion rate that is subject to change in accordance with specified terms (including provision of Visa’s retrospective responsibility plan which provides that Class B stockholders will bear the financial impact of certain covered litigation) and no sooner than the longer of three years or resolution of covered litigation; and as of June 30, 2008, no change to the $2.3 million reserve for unfavorable litigation losses (included in other liabilities in the consolidated balance sheets) established in the fourth quarter of 2007.
Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are most often sold on a nonrecourse basis. The Corporation’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability, which if subsequently are untrue or breached, could require the Corporation to repurchase certain loans affected. There have been insignificant instances of repurchase under representations and warranties. To a much lesser degree, the Corporation may sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and/or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At June 30, 2008 and December 31, 2007, there were approximately $54 million and $61 million, respectively, of residential mortgage loans sold with such recourse risk, upon which there have been insignificant instances of repurchase. Given that the underlying loans delivered to buyers are predominantly conventional residential first lien mortgages originated or purchased under our usual underwriting procedures, and that historical experience shows negligible losses and insignificant repurchase activity.
In October 2004 the Corporation acquired a thrift. Prior to the acquisition, this thrift retained a subordinate position to the FHLB in the credit risk on the underlying residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. The Corporation has not sold loans to the FHLB with such credit risk retention since February 2005. At June 30, 2008 and December 31, 2007, there were $1.4 billion and $1.5 billion, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been negligible historical losses to the Corporation.
At June 30, 2008 and December 31, 2007, the Corporation has provided a credit guarantee on contracts related to specific commercial loans to unrelated third parties in exchange for a fee. In the event of a customer default, pursuant to the credit recourse provided, the Corporation is required to reimburse the third party. The maximum amount of credit risk, in the event of nonperformance by the underlying borrowers, is limited to a defined contract liability. In the event of nonperformance, the Corporation has rights to the underlying collateral value securing the loan. The Corporation has an estimated fair value of approximately $0.3 million and $0.2 million related to these credit guarantee contracts at June 30, 2008 and December 30, 2007, respectively, recorded in other liabilities on the consolidated balance sheets.

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
The discounted cash flow analysis component in the fair value measurements reflects the contractual terms of the derivative financial instruments, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. More specifically, the fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments), with the variable cash payments (or receipts) based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. Likewise, the fair values of interest rate options (i.e., interest rate caps and collars) are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fall below (or rise above) the strike rate of the floors (or caps), with the variable interest rates used in the calculation of projected receipts on the floor (or cap) based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.
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
While the Corporation has determined that the majority of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions as of June 30, 2008, and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. Therefore, the Corporation has determined that the fair value measures of its derivative financial instruments in their entirety are classified within Level 2 of the fair value hierarchy.
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
Loans Held for Sale: Loans held for sale, which consist generally of current production of certain fixed-rate, first-lien residential mortgage loans, are carried at the lower of cost or estimated fair value. The estimated fair value is based on what secondary markets are currently offering for portfolios with similar characteristics, which the Corporation classifies as a Level 2 nonrecurring fair value measurement.
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
Mortgage servicing rights: Mortgage servicing rights do not trade in an active, open market with readily observable prices. While sales of mortgage servicing rights do occur, the precise terms and conditions typically are not readily available to allow for a “quoted price for similar assets” comparison. Accordingly, the Corporation relies on an internal discounted cash flow model to estimate the fair value of its mortgage servicing rights. The Corporation uses a valuation model in conjunction with third party prepayment assumptions to project mortgage servicing rights cash flows based on the current interest rate scenario, which is then discounted to estimate an expected fair value of the mortgage servicing rights. The valuation model considers portfolio characteristics of the underlying mortgages, contractually specified servicing fees, prepayment assumptions, discount rate assumptions, delinquency rates, late charges, other ancillary revenue, costs to service, and other economic factors. The Corporation reassesses and periodically adjusts the underlying inputs and assumptions used in the model to reflect market conditions and assumptions that a market participant would consider in valuing the mortgage servicing rights asset. In addition, the Corporation compares its fair value estimates and assumptions to observable market data for mortgage servicing rights, where available, and to recent market activity and actual portfolio experience. Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. The Corporation uses the amortization method (i.e., lower of amortized cost or estimated fair value measured on a non-recurring basis), not fair value measurement accounting, for its mortgage servicing rights assets. See Note 7, “Goodwill and Other Intangible Assets,” for additional disclosure regarding the Corporation’s mortgage servicing rights.
The table below presents the Corporation’s investment securities available for sale, derivative financial instruments, and mortgage derivatives measured at fair value on a recurring basis as of June 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.
Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Fair Value Measurements Using
	June 30, 2008	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Investment securities available for sale	$3,574,373	$271,602	$3,302,771	$—
Derivatives (other assets)	21,170	—	19,906	1,264

Liabilities:
Derivatives (other liabilities)	$22,753	$—	$22,753	$—

The table below presents a rollforward of the balance sheet amounts for the six months ended June 30, 2008, for financial instruments measured on a recurring basis and classified within Level 3 of the fair value hierarchy.
Assets and Liabilities Measured at Fair Value
Using Significant Unobservable Inputs (Level 3)

($ in Thousands)	Derivatives
Balance December 31, 2007	$(1,067)
Gains included in earnings (realized)	2,331

Balance June 30, 2008	$1,264

The table below presents the Corporation’s loans held for sale, loans, and mortgage servicing rights measured at fair value on a non-recurring basis as of June 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

		Fair Value Measurements Using
	June 30, 2008	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Loans held for sale	$52,058	$—	$52,058	$—
Loans (1)	121,402	—	121,402	—
Mortgage servicing rights	54,725	—	—	54,725

(1)	Represents collateral-dependent impaired loans, net, which are included in loans.

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
Associated also provides healthcare benefits for eligible retired employees in its Postretirement Plan (the “Postretirement Plan”). Retirees who are at least 55 years of age with 10 years of service are eligible to participate in the plan. The Corporation has no plan assets attributable to the plan. The Corporation reserves the right to terminate or make changes to the plan at any time.
The components of net periodic benefit cost for the Pension and Postretirement Plans for the three and six months ended June 30, 2008 and 2007, and for the full year 2007 were as follows.

	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
	2008	2007	2008	2007	2007
	($ in Thousands)
Components of Net Periodic Benefit Cost

Pension Plan:
Service cost	$2,488	$2,525	$4,975	$5,050	$9,888
Interest cost	1,560	1,443	3,120	2,885	5,698
Expected return on plan assets	(2,923)	(2,825)	(5,845)	(5,650)	(11,269)
Amortization of prior service cost	20	12	40	24	47
Amortization of actuarial loss	75	215	150	430	844

Total net periodic benefit cost	$1,220	$1,370	$2,440	$2,739	$5,208

Postretirement Plan:
Interest cost	$76	$79	$153	$158	$294
Amortization of prior service cost	99	99	197	197	395

Total net periodic benefit cost	$175	$178	$350	$355	$689

The Corporation’s funding policy is to pay at least the minimum amount required by the funding requirements of federal law and regulations, with consideration given to the maximum funding amounts allowed. The Corporation contributed $10 million to its Pension Plan during the first quarter of 2008, and as of June 30, 2008, does not expect to make additional contributions for the remainder of 2008. The Corporation regularly reviews the funding of its Pension Plan.

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

Selected segment information is presented below.

		Wealth
	Banking	Management	Other	Consolidated Total
	($ in Thousands)
As of and for the six months ended June 30, 2008
Net interest income	$337,502	$347	$—	$337,849
Provision for loan losses	82,003	—	—	82,003
Noninterest income	125,849	53,116	(1,926)	177,039
Depreciation and amortization	23,649	762	—	24,411
Other noninterest expense	222,853	34,581	(1,926)	255,508
Income taxes	31,894	7,248	—	39,142

Net income	$102,952	$10,872	$—	$113,824

Percent of consolidated net income	90%	10%	—	100%

Total assets	$22,240,451	$117,426	$(55,173)	$22,302,704

Percent of consolidated total assets	100%	—	—	100%

Total revenues *	$463,351	$53,463	$(1,926)	$514,888
Percent of consolidated total revenues	90%	10%	—	100%

As of and for the six months ended June 30, 2007
Net interest income	$316,292	$229	$—	$316,521
Provision for loan losses	10,275	—	—	10,275
Noninterest income	132,098	53,005	(1,942)	183,161
Depreciation and amortization	23,623	862	—	24,485
Other noninterest expense	212,391	34,819	(1,942)	245,268
Income taxes	63,413	7,021	—	70,434

Net income	$138,688	$10,532	$—	$149,220

Percent of consolidated net income	93%	7%	—	100%

Total assets	$20,785,132	$103,640	$(39,632)	$20,849,140

Percent of consolidated total assets	100%	—	—	100%

Total revenues *	$448,390	$53,234	$(1,942)	$499,682
Percent of consolidated total revenues	90%	10%	—	100%

*	Total revenues for this segment disclosure are defined to be the sum of net interest income plus noninterest income, net of mortgage servicing rights amortization.

		Wealth
	Banking	Management	Other	Consolidated Total
	($ in Thousands)
As of and for the three months ended June 30, 2008

Net interest income	$172,581	$151	$—	$172,732
Provision for loan losses	59,001	—	—	59,001
Noninterest income	65,135	26,455	(963)	90,627
Depreciation and amortization	12,452	376	—	12,828
Other noninterest expense	110,108	17,850	(963)	126,995
Income taxes	13,824	3,352	—	17,176

Net income	$42,331	$5,028	$—	$47,359

Percent of consolidated net income	89%	11%	—	100%

Total assets	$22,240,451	$117,426	$(55,173)	$22,302,704

Percent of consolidated total assets	100%	—	—	100%

Total revenues *	$237,716	$26,606	$(963)	$263,359
Percent of consolidated total revenues	90%	10%	—	100%

As of and for the three months ended June 30, 2007

Net interest income	$157,376	$99	$—	$157,475
Provision for loan losses	5,193	—	—	5,193
Noninterest income	69,623	26,772	(971)	95,424
Depreciation and amortization	11,296	421	—	11,717
Other noninterest expense	108,114	17,720	(971)	124,863
Income taxes	31,809	3,492	—	35,301

Net income	$70,587	$5,238	$—	$75,825

Percent of consolidated net income	93%	7%	—	100%

Total assets	$20,785,132	$103,640	$(39,632)	$20,849,140

Percent of consolidated total assets	100%	—	—	100%

Total revenues *	$226,999	$26,871	$(971)	$252,899
Percent of consolidated total revenues	90%	10%	—	100%

*	Total revenues for this segment disclosure are defined to be the sum of net interest income plus noninterest income, net of mortgage servicing rights amortization.

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
The discussion that follows may refer to the effect of the Corporation’s business combination activity. For the 2008 and 2007 periods relevant in this Form 10-Q, this would include the Corporation’s June 1, 2007, acquisition of First National Bank of Hudson (“First National Bank”). First National Bank was a $0.4 billion community bank which added approximately $0.3 billion to both loans and deposits at June 1, 2007, and whose results of operations prior to the consummation date are not included in the accompanying consolidated financial statements.
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
Allowance for Loan Losses: Management’s evaluation process used to determine the adequacy of the allowance for loan losses is subject to the use of estimates, assumptions, and judgments. The evaluation process combines several factors: management’s ongoing review and grading of the loan portfolio, consideration of historical loan loss and delinquency experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect probable credit losses. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance for loan losses, could change significantly. As an integral part of their examination process, various regulatory agencies also review the allowance for loan losses. Such agencies may require that certain loan balances be classified differently or charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. The Corporation believes the allowance for loan losses is adequate as recorded in the consolidated financial statements. See section “Allowance for Loan Losses.”
Mortgage Servicing Rights Valuation: The fair value of the Corporation’s mortgage servicing rights asset is important to the presentation of the consolidated financial statements since the mortgage servicing rights are carried on the consolidated balance sheet at the lower of amortized cost or estimated fair value. Mortgage servicing rights do not trade in an active open market with readily observable prices. As such, like other participants in the mortgage banking business, the Corporation relies on an internal discounted cash flow model to estimate the fair value of its mortgage servicing rights. The use of an internal discounted cash flow model involves judgment, particularly of estimated prepayment speeds of underlying mortgages serviced and the overall level of interest rates. Loan type and note rate are the predominant risk characteristics of the underlying loans used to stratify capitalized mortgage servicing rights for purposes of measuring impairment. The Corporation periodically reviews the assumptions underlying the valuation of mortgage servicing rights. In addition, the Corporation consults periodically with third parties as to the assumptions used and to determine that the Corporation’s valuation is consistent with the third party valuation. While the Corporation believes that the values produced by its internal model are indicative of the fair value of its mortgage servicing rights portfolio, these values can change significantly depending upon key factors, such as the then current interest rate environment, estimated prepayment speeds of the underlying mortgages serviced, and other economic conditions. To better understand the sensitivity of the impact on prepayment speeds to changes in interest rates, if mortgage interest rates moved up 50 basis points (“bp”) at June 30, 2008 (holding all other factors unchanged), it is anticipated that prepayment speeds would have slowed and the modeled estimated value of mortgage servicing rights could have been $1.9 million higher than that determined at June 30, 2008 (leading to more valuation allowance recovery and an increase in mortgage banking, net). Conversely, if mortgage interest rates moved down 50 bp, prepayment speeds would have likely increased and the modeled estimated value of mortgage servicing rights could have been $1.9 million lower (leading to adding more valuation allowance and a decrease in mortgage banking, net). The proceeds that might be received should the Corporation actually consider a sale of some or all of the mortgage servicing rights portfolio could differ from the amounts reported at any point in time. The Corporation believes the mortgage servicing rights asset is properly recorded in the consolidated financial statements. See Note 7, “Goodwill and Other Intangible Assets,” and Note 13, “Fair Value Measurements,” of the notes to consolidated financial statements and section “Noninterest Income.”

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
Note 15, “Segment Reporting,” of the notes to consolidated financial statements, indicates that the banking segment represents 90% of consolidated net income and 90% of total revenues (as defined in the Note) for the first half of 2008. The Corporation’s profitability is predominantly dependent on net interest income, noninterest income, the level of the provision for loan losses, noninterest expense, and taxes of its banking segment. The consolidated discussion therefore predominantly describes the banking segment results. The critical accounting policies primarily affect the banking segment, with the exception of income taxes, which affects both the banking and wealth management segments (see section “Critical Accounting Policies”).
The contribution from the wealth management segment to consolidated net income (as defined and disclosed in Note 15, “Segment Reporting,” of the notes to consolidated financial statements) was approximately 10% and 7%, respectively, for the comparable six-month periods in 2008 and 2007. Wealth management segment revenues were up $0.2 million (less than 1%) and total expenses were down $0.3 million (1%) between the comparable first half periods of 2008 and 2007. Wealth segment assets (which consist predominantly of cash equivalents, investments, customer receivables, goodwill and intangibles) were up $13.8 million (13%) between June 30, 2008 and June 30, 2007, predominantly cash equivalents. The major components of wealth management revenues are trust fees, insurance fees and commissions, and brokerage commissions, which are individually discussed in section “Noninterest Income.” The major expenses for the wealth management segment are personnel expense (75% and 74%, respectively, of total segment noninterest expense for first six-months of 2008 and the comparable period in 2007), as well as occupancy, processing, and other costs, which are covered generally in the consolidated discussion in section “Noninterest Expense.”

Results of Operations — Summary
Net income for the six months ended June 30, 2008, totaled $113.8 million, or $0.89 for both basic and diluted earnings per share. Comparatively, net income for the six months ended June 30, 2007, totaled $149.2 million, or $1.17 and $1.16 for basic and diluted earnings per share, respectively. For the first half of 2008 the annualized return on average assets was 1.05% and the annualized return on average equity was 9.67%, compared to 1.47% and 13.42%, respectively, for the comparable period in 2007. The net interest margin for the first six months of 2008 was 3.61% compared to 3.57% for the first six months of 2007.
TABLE 1
Summary Results of Operations: Trends
($ in Thousands, except per share data)

	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.
	2008	2008	2007	2007	2007

Net income (Quarter)	$47,359	$66,465	$64,791	$71,741	$75,825
Net income (Year-to-date)	113,824	66,465	285,752	220,961	149,220

Earnings per share — basic (Quarter)	$0.37	$0.52	$0.51	$0.57	$0.59
Earnings per share — basic (Year-to-date)	0.89	0.52	2.24	1.73	1.17

Earnings per share — diluted (Quarter)	$0.37	$0.52	$0.51	$0.56	$0.59
Earnings per share — diluted (Year-to-date)	0.89	0.52	2.23	1.72	1.16

Return on average assets (Quarter)	0.87%	1.25%	1.23%	1.38%	1.48%
Return on average assets (Year-to-date)	1.05	1.25	1.38	1.44	1.47

Return on average equity (Quarter)	8.01%	11.34%	11.23%	12.69%	13.49%
Return on average equity (Year-to-date)	9.67	11.34	12.68	13.18	13.42

Return on tangible average equity (Quarter) (1)	13.51%	19.26%	19.50%	22.42%	23.14%
Return on tangible average equity (Year-to-date) (1)	16.36	19.26	21.91	22.73	22.89

Efficiency ratio (Quarter) (2)	50.75%	52.79%	56.78%	53.44%	53.23%
Efficiency ratio (Year-to-date) (2)	51.75	52.79	53.92	52.97	52.73

Net interest margin (Quarter)	3.65%	3.58%	3.62%	3.62%	3.53%
Net interest margin (Year-to-date)	3.61	3.58	3.60	3.59	3.57

(1)	Return on tangible average equity = Net income divided by average equity excluding average goodwill and other intangible assets (net of mortgage servicing rights). This is a non-GAAP financial measure.

(2)	Efficiency ratio = Noninterest expense divided by sum of taxable equivalent net interest income plus noninterest income, excluding investment securities gains (losses), net, and asset sales gains (losses), net.
Net Interest Income and Net Interest Margin
Net interest income on a taxable equivalent basis for the six months ended June 30, 2008, was $351.8 million, an increase of $22.0 million or 6.7% versus the comparable period last year. As indicated in Tables 2 and 3, the increase in taxable equivalent net interest income was attributable to both favorable volume variances (as changes in the balances and mix of earning assets and interest-bearing liabilities added $12.6 million to taxable equivalent net interest income) and rate variances (as the impact of changes in the interest rate environment and product pricing added $9.4 million to taxable equivalent net interest income).
The net interest margin for the first six months of 2008 was 3.61%, 4 bp higher than 3.57% for the same period in 2007. This comparable period increase was a function of a 24 bp increase in interest rate spread, largely offset by a 20 bp lower contribution from net free funds (due principally to lower rates on interest-bearing liabilities reducing the value of noninterest-bearing deposits and other net free funds). The improvement in interest rate spread was the net result of a 118 bp decrease in the cost of interest-bearing liabilities and a 94 bp decrease in the yield on earning assets.
While unchanged during the first eight months of 2007, the Federal Reserve lowered interest rates seven times during the last four months of 2007 and the first six months of 2008, resulting in an average Federal funds rate of 2.65% for the first half of 2008, 260 bp lower than the level rate of 5.25% during the first half of 2007.

The yield on earning assets was 6.07% for the first six months of 2008, 94 bp lower than the comparable period last year, attributable principally to loan yields (down 117 bp, to 6.24%) as the yield on securities and short-term investments increased 1 bp (to 5.32%). Commercial and retail loans in particular experienced lower yields (down 143 bp and 117 bp, respectively) given the repricing of adjustable rate loans and competitive pricing pressures in a declining rate environment.
The rate on interest-bearing liabilities of 2.86% for the first half of 2008 was 118 bp lower than the same period in 2007. Rates on interest-bearing deposits were down 97 bp (to 2.61%, reflecting the lower rate environment, yet moderated by product-focused pricing to retain balances) and the cost of wholesale funds experienced a more significant decrease (down 186 bp, to 3.34%). The cost of short-term borrowings was down 255 bp (similar to the year-over-year decrease in average Federal funds rates), while the cost of long-term funding declined modestly (down 17 bp).
Year-over-year changes in the average balance sheet were impacted by the June 2007 acquisition (adding $0.3 billion of both loans and deposits at June 1, 2007), branch sales ($0.2 billion of deposits) during the second half of 2007, and stronger loan growth beginning primarily in fourth quarter 2007. Average earning assets were $19.5 billion for the first half of 2008, an increase of $1.0 billion or 5.4% from the comparable period last year, with average loans up $894 million and securities and short-term investments up $102 million. The growth in average loans was comprised of increases in commercial loans (up $715 million) and home equity balances (up $356 million) and decreases in residential mortgages (down $129 million) and consumer installment loans (down $48 million).
Average interest-bearing liabilities of $16.8 billion for the first half of 2008 were $1.0 billion or 6.6% higher than the first half of 2007. On average, interest-bearing deposits declined $103 million, while noninterest-bearing demand deposits (a principal component of net free funds) were up $41 million. Average wholesale funding balances increased $1.1 billion between the six-month periods, with short-term borrowings higher by $1.2 billion and long-term funding lower by $0.1 billion. As a percentage of total average interest-bearing liabilities, wholesale funding rose from 28.4% in first half 2007 to 33.5% in first half 2008.

TABLE 2
Net Interest Income Analysis
($ in Thousands)

	Six months ended June 30, 2008			Six months ended June 30, 2007
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

Earning assets:
Loans: (1) (2) (3) (4)
Commercial	$10,412,253	$314,859	6.08%	$9,697,338	$360,976	7.51%
Residential mortgage	2,215,641	66,325	6.00	2,345,020	71,331	6.10
Retail	3,286,632	113,484	6.93	2,978,486	120,172	8.10

Total loans	15,914,526	494,668	6.24	15,020,844	552,479	7.41
Investments and other (1)	3,600,903	95,706	5.32	3,499,134	92,942	5.31

Total earning assets	19,515,429	590,374	6.07	18,519,978	645,421	7.01
Other assets, net	2,197,278			1,946,474

Total assets	$21,712,707			$20,466,452

Interest-bearing liabilities:
Interest-bearing deposits:
Savings deposits	$885,883	$2,091	0.47%	$905,620	$1,911	0.43%
Interest-bearing demand deposits	1,802,280	9,765	1.09	1,816,668	17,684	1.96
Money market deposits	3,919,573	42,000	2.15	3,771,053	71,265	3.81
Time deposits, excluding Brokered CDs	3,968,095	80,970	4.10	4,325,023	97,001	4.52

Total interest-bearing deposits, excluding Brokered CDs	10,575,831	134,826	2.56	10,818,364	187,861	3.50
Brokered CDs	603,699	10,335	3.44	464,192	12,218	5.31

Total interest-bearing deposits	11,179,530	145,161	2.61	11,282,556	200,079	3.58
Wholesale funding	5,622,248	93,454	3.34	4,472,630	115,537	5.20

Total interest-bearing liabilities	16,801,778	238,615	2.86	15,755,186	315,616	4.04

Noninterest-bearing demand deposits	2,389,005			2,348,259
Other liabilities	154,125			121,547
Stockholders’ equity	2,367,799			2,241,460

Total liabilities and equity	$21,712,707			$20,466,452

Interest rate spread			3.21%			2.97%
Net free funds			0.40			0.60

Net interest income, taxable equivalent, and net interest margin		$351,759	3.61%		$329,805	3.57%

Taxable equivalent adjustment		13,910			13,284

Net interest income		$337,849			$316,521

(1)	The yield on tax exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.

(2)	Nonaccrual loans and loans held for sale have been included in the average balances.

(3)	Interest income includes net loan fees.

(4)	Commercial includes commercial, financial, and agricultural, real estate construction, commercial real estate, and lease financing; residential mortgage includes residential mortgage first liens; and retail includes home equity lines, residential mortgage junior liens, and installment loans (such as educational and other consumer loans).

TABLE 2
Net Interest Income Analysis
($ in Thousands)

	Three months ended June 30, 2008			Three months ended June 30, 2007
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

Earning assets:
Loans: (1) (2) (3) (4)
Commercial	$10,501,226	$150,134	5.75%	$9,811,861	$182,536	7.46%
Residential mortgage	2,195,007	32,530	5.94	2,333,225	35,948	6.17
Retail	3,424,499	56,010	6.57	2,937,764	59,351	8.09

Total loans	16,120,732	238,674	5.95	15,082,850	277,835	7.38
Investments and other (1)	3,633,919	47,734	5.25	3,522,174	46,562	5.29

Total earning assets	19,754,651	286,408	5.82	18,605,024	324,397	6.99
Other assets, net	2,220,800			1,953,779

Total assets	$21,975,451			$20,558,803

Interest-bearing liabilities:
Interest-bearing deposits:
Savings deposits	$910,930	$1,009	0.45%	$928,207	$1,110	0.48%
Interest-bearing demand deposits	1,796,373	3,774	0.84	1,833,762	9,097	1.99
Money market deposits	3,864,739	17,546	1.83	3,723,407	35,172	3.79
Time deposits, excluding Brokered CDs	3,892,910	37,229	3.85	4,339,520	49,407	4.57

Total interest-bearing deposits, excluding Brokered CDs	10,464,952	59,558	2.29	10,824,896	94,786	3.51
Brokered CDs	576,857	4,097	2.86	527,510	6,994	5.32

Total interest-bearing deposits	11,041,809	63,655	2.32	11,352,406	101,780	3.60
Wholesale funding	5,950,699	43,207	2.92	4,482,437	58,418	5.23

Total interest-bearing liabilities	16,992,508	106,862	2.53	15,834,843	160,198	4.06

Noninterest-bearing demand deposits	2,451,702			2,350,466
Other liabilities	153,400			119,622
Stockholders’ equity	2,377,841			2,253,872

Total liabilities and equity	$21,975,451			$20,558,803

Interest rate spread			3.29%			2.93%
Net free funds			0.36			0.60

Net interest income, taxable equivalent, and net interest margin		$179,546	3.65%		$164,199	3.53%

Taxable equivalent adjustment		6,814			6,724

Net interest income		$172,732			$157,475

(1)	The yield on tax exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.

(2)	Nonaccrual loans and loans held for sale have been included in the average balances.

(3)	Interest income includes net loan fees.

(4)	Commercial includes commercial, financial, and agricultural, real estate construction, commercial real estate, and lease financing; residential mortgage includes residential mortgage first liens; and retail includes home equity lines, residential mortgage junior liens, and installment loans (such as educational and other consumer loans).

TABLE 3
Volume / Rate Variance — Taxable Equivalent Basis
($ in Thousands)

	Comparison of			Comparison of
	Six months ended June 30, 2008 versus 2007			Three months ended June 30, 2008 versus 2007
	Variance Attributable to			Variance Attributable to
	Income/Expense			Income/Expense
	Variance (1)	Volume	Rate	Variance (1)	Volume	Rate

INTEREST INCOME: (2)
Loans:
Commercial	$(46,117)	$25,571	$(71,688)	$(32,402)	$11,998	$(44,400)
Residential mortgage	(5,006)	(3,821)	(1,185)	(3,418)	(2,100)	(1,318)
Retail	(6,688)	11,705	(18,393)	(3,341)	8,868	(12,209)

Total loans	(57,811)	33,455	(91,266)	(39,161)	18,766	(57,927)
Investments and other	2,764	2,638	126	1,172	1,420	(248)

Total interest income	$(55,047)	$36,093	$(91,140)	$(37,989)	$20,186	$(58,175)

INTEREST EXPENSE:
Interest-bearing deposits:
Savings deposits	$180	$(42)	$222	$(101)	$(21)	$(80)
Interest-bearing demand deposits	(7,919)	(138)	(7,781)	(5,323)	(182)	(5,141)
Money market deposits	(29,265)	2,729	(31,994)	(17,626)	1,277	(18,903)
Time deposits, excluding brokered CDs	(16,031)	(7,550)	(8,481)	(12,178)	(4,808)	(7,370)

Interest-bearing deposits, excluding Brokered CDs	(53,035)	(5,001)	(48,034)	(35,228)	(3,734)	(31,494)
Brokered CDs	(1,883)	3,101	(4,984)	(2,897)	598	(3,495)

Total interest-bearing deposits	(54,918)	(1,900)	(53,018)	(38,125)	(3,136)	(34,989)
Wholesale funding	(22,083)	25,405	(47,488)	(15,211)	15,428	(30,639)

Total interest expense	(77,001)	23,505	(100,506)	(53,336)	12,292	(65,628)

Net interest income, taxable equivalent	$21,954	$12,588	$9,366	$15,347	$7,894	$7,453

(1)	The change in interest due to both rate and volume has been allocated proportionately to volume variance and rate variance based on the relationship of the absolute dollar change in each.

(2)	The yield on tax-exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented.
Provision for Loan Losses
The provision for loan losses for the first six months of 2008 was $82.0 million, compared to $10.3 million for the first six months of 2007, and $34.5 million for full year 2007. Net charge offs were $53.0 million for the first half of 2008, compared to $10.3 million for the first half of 2007, and $40.4 million for the full 2007 year. Annualized net charge offs as a percent of average loans for the first half of 2008 were 0.67%, compared to 0.14% for the comparable period in 2007, and 0.27% for full year 2007. At June 30, 2008, the allowance for loan losses was $229.6 million, up from $206.5 million at June 30, 2007, and up from $200.6 million at December 31, 2007. The ratio of the allowance for loan losses to total loans was 1.42%, compared to 1.36% at June 30, 2007 and 1.29% at December 31, 2007. Nonperforming loans at June 30, 2008, were $289 million, compared to $180 million at June 30, 2007, and $163 million at December 31, 2007. See Tables 8 and 9.
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

Noninterest Income
Noninterest income for the first half of 2008 was $169.3 million, down $4.9 million or 2.8% from the first half of 2007. Core fee-based revenue (as defined in Table 4 below) was $129.8 million, an increase of $5.9 million or 4.8% over the comparable period last year. Net mortgage banking income was $12.3 million compared to $19.2 million for the first half of 2007. All other noninterest income categories combined were $27.1 million, down $4.0 million compared to the comparable period last year.
TABLE 4
Noninterest Income
($ in Thousands)

	2nd Qtr.	2nd Qtr.	Dollar	Percent	YTD	YTD	Dollar	Percent
	2008	2007	Change	Change	2008	2007	Change	Change

Trust service fees	$10,078	$10,711	$(633)	(5.9)%	$20,152	$21,020	$(868)	(4.1)%
Service charges on deposit accounts	30,129	25,545	4,584	17.9	53,813	48,567	5,246	10.8
Card-based and other nondeposit fees	12,301	11,711	590	5.0	23,726	23,034	692	3.0
Retail commissions	16,004	15,773	231	1.5	32,119	31,252	867	2.8

Core fee-based revenue	68,512	63,740	4,772	7.5	129,810	123,873	5,937	4.8
Mortgage banking income	7,582	9,850	(2,268)	(23.0)	20,506	25,611	(5,105)	(19.9)
Mortgage servicing rights expense	2,187	154	2,033	N/M	8,166	6,365	1,801	28.3

Mortgage banking, net	5,395	9,696	(4,301)	(44.4)	12,340	19,246	(6,906)	(35.9)
Bank owned life insurance (“BOLI”) income	4,997	4,365	632	14.5	9,858	8,529	1,329	15.6
Other	9,170	7,170	2,000	27.9	22,090	13,105	8,985	68.6

Subtotal (“fee income”)	88,074	84,971	3,103	3.7	174,098	164,753	9,345	5.7
Asset sale gains / (losses), net	(731)	442	(1,173)	N/M	(1,187)	2,325	(3,512)	N/M
Investment securities gains / (losses), net	(718)	6,075	(6,793)	N/M	(3,658)	7,110	(10,768)	N/M

Total noninterest income	$86,625	$91,488	$(4,863)	(5.3)%	$169,253	$174,188	$(4,935)	(2.8)%

N/M — Not meaningful.
Trust service fees were $20.2 million, down $0.9 million (4.1%) between the comparable six month periods, primarily due to weaker stock market performance for the first half of 2008 versus the comparable 2007 period, impacting fees. The market value of assets under management was $5.9 billion and $6.1 billion at June 30, 2008 and 2007, respectively.
Service charges on deposit accounts were $53.8 million, up $5.2 million (10.8%) over the comparable period last year. The increase was primarily attributable to higher nonsufficient funds / overdraft fees (including a moderate fee increase late in first quarter 2008 and higher overdraft occurrences) and an increase in business service charges (aided by a lower earnings credit rate between the comparable periods).
Card-based and other nondeposit fees were $23.7 million, up $0.7 million (3.0%) over the first half of 2007, primarily due to higher card-use fees. Retail commissions (which include commissions from insurance and brokerage product sales) were $32.1 million for the first half of 2008, up $0.9 million (2.8%) compared to the first half of 2007, led by increases in fixed annuity commissions (up $0.7 million to $3.5 million) and insurance commissions (up $0.5 million to $23.2 million), offset by lower brokerage and variable annuity commissions (down $0.3 million combined).
Net mortgage banking income was $12.3 million for the first half of 2008, down $6.9 million compared to the first half of 2007. Net mortgage banking income consists of gross mortgage banking income less mortgage servicing rights expense. Gross mortgage banking income (which includes servicing fees; the gain or loss on sales of mortgage loans to the secondary market, related fees and fair value marks (collectively “gains on sales and related income”); and the gain or loss on bulk servicing sales) was $20.5 million for the first half of 2008, a decrease of $5.1 million (19.9%) compared to the first half of 2007. This $5.1 million decrease between the comparable six month periods is a combination of: $4.4 million higher gains on sales and related income (of which, $2.1 million was attributable to the January 2008 adoption of SAB 109 allowing the inclusion of the estimated fair value of future net cash flows related to servicing rights/servicing fees in the estimated fair value of certain mortgage derivatives and mortgage loans held for sale), offset by an $8.3 million decrease in bulk servicing sale gains (as first half 2007 included a bulk servicing sale of approximately $2.3 billion, or 28%, of the servicing portfolio) and a $1.2 million (12%) decrease in servicing fees between the comparable periods (impacted by the lower average servicing portfolio). Secondary mortgage production was $949 million for the first half of 2008, 19% higher than the $795 million for the first half of 2007.
Mortgage servicing rights expense is affected by the size of the servicing portfolio, as well as the changes in the estimated fair value of the mortgage servicing rights asset. Mortgage servicing rights expense was $1.8 million higher than the first half of 2007, with $1.2 million lower base amortization (in line with the lower average servicing portfolio) and a $3.0 million change in the valuation reserve between the comparable periods (comprised of a $0.4 million addition to the valuation reserve in the first half of 2008 compared to a $2.6 million recovery to the valuation reserve in the first half of 2007). As mortgage interest rates decline, prepayment speeds generally increase and the value of the mortgage servicing rights asset generally decreases, potentially requiring additional valuation reserve. At June 30, 2008, the mortgage servicing rights asset, net of its valuation allowance, was $54.7 million, representing 83 bp of the $6.6 billion servicing portfolio, compared to a net mortgage servicing rights asset of $55.8 million, representing 85 bp of the $6.6 billion servicing portfolio at June 30, 2007. The valuation of the mortgage servicing rights asset is considered a critical accounting policy. See section “Critical Accounting Policies,” as well as Note 7, “Goodwill and Other Intangible Assets,” and Note 13, “Fair Value Measurements,” of the notes to consolidated financial statements for additional disclosure.
BOLI income was $9.9 million, up $1.3 million (15.6%) from first half 2007, primarily due to higher average BOLI balances between the comparable periods (up 16.8%), including $50 million of BOLI purchased during the fourth quarter of 2007.
Other income of $22.1 million, was $9.0 million higher than first half 2007, including modest increases in ATM fees (up $0.4 million) and check processing income (up $0.6 million), an $0.8 million gain on an ownership interest divestiture, $3.4 million higher customer derivative revenue (higher fees given greater customer derivatives volume), and most notably $4.7 million in gains related to Visa, Inc. (“Visa”) matters. In the first quarter of 2008, the Visa matters resulted in the Corporation recording: a $3.2 million gain from the mandatory partial redemption of the Corporation’s Class B common stock in Visa Inc. related to Visa’s initial public offering which completed during first quarter 2008; a $1.5 million gain and a corresponding receivable (included in other assets in the consolidated balance sheets) for the Corporation’s pro rata interest in the $3 billion litigation escrow account established by Visa from which settlements of certain covered litigation will be paid (Visa may add to this over time through a defined process which may involve a further redemption of the Class B common stock); a zero basis (i.e., historical cost/carryover basis) in the shares of unredeemed Visa Class B common stock which are convertible with limitations into Visa Class A common stock based on a conversion rate that is subject to change in accordance with specified terms (including provision of Visa’s retrospective responsibility plan which provides that Class B stockholders will bear the financial impact of certain covered litigation) and no sooner than the longer of three years or resolution of covered litigation; and no change to the $2.3 million reserve for unfavorable litigation losses (included in other liabilities in the consolidated balance sheets) established in the fourth quarter of 2007 related to Visa anti-trust matters (to which the Corporation and other Visa member banks have direct and potential obligations to share in with Visa).
Net asset sale losses were $1.2 million for the first half of 2008, compared to net asset sale gains of $2.3 million for the comparable period last year, in part due to a $0.9 million unfavorable change resulting from sales of other real estate owned, and with first half 2007 including a $1.3 million gain on the sale of $32 million in student loans. Net investment securities losses of $3.7 million for first half 2008 were attributable to other-than-temporary write-downs on the Corporation’s holding of various equity securities, while net investment securities gains of $7.1 million for first half 2007 were attributable to equity security sales. See Note 6, “Investment Securities,” of the notes to consolidated financial statements for additional disclosure.

Noninterest Expense
Noninterest expense was $272.1 million for the first half of 2008, up $11.4 million (4.4%) over the first half of 2007. Personnel expense was up $3.4 million (2.3%) between the comparable first half periods, while all remaining expense categories on a combined basis were up $8.0 million (7.2%).
TABLE 5
Noninterest Expense
($ in Thousands)

	2nd Qtr.	2nd Qtr.	Dollar	Percent	YTD	YTD	Dollar	Percent
	2008	2007	Change	Change	2008	2007	Change	Change

Personnel expense	$78,066	$76,277	$1,789	2.3%	$153,709	$150,324	$3,385	2.3%
Occupancy	12,026	11,321	705	6.2	25,290	22,908	2,382	10.4
Equipment	4,653	4,254	399	9.4	9,250	8,648	602	7.0
Data processing	8,250	7,832	418	5.3	15,371	15,510	(139)	(0.9)
Business development and advertising	5,137	5,068	69	1.4	10,178	9,473	705	7.4
Other intangible asset amortization	1,568	1,718	(150)	(8.7)	3,137	3,379	(242)	(7.2)
Stationery and supplies	1,943	1,933	10	0.5	4,007	3,481	526	15.1
Postage	1,846	2,010	(164)	(8.2)	3,887	3,836	51	1.3
Legal and professional	2,943	2,981	(38)	(1.3)	5,717	5,667	50	0.9
Other	19,389	19,250	139	0.7	41,587	37,554	4,033	10.7

Total noninterest expense	$135,821	$132,644	$3,177	2.4%	$272,133	$260,780	$11,353	4.4%

Personnel expense (which includes salary-related expenses and fringe benefit expenses) was $153.7 million for the first six months of 2008, up $3.4 million (2.3%) versus the comparable period of 2007. Average full-time equivalent employees were 5,136 for the first half of 2008, up slightly (1%) from 5,080 for the first half of 2007. Salary-related expenses increased $5.8 million (4.9%). This increase was primarily the result of higher base salaries and commissions (up $4.1 million or 3.9%, including merit increases between the years) and higher compensation cost related to the vesting of stock options and restricted stock grants (up $1.3 million). Fringe benefit expenses were down $2.4 million (7.2%) versus the first half of 2007, primarily from lower costs of premium-based benefits (down $2.8 million, aided by health care cost management), partially offset by higher benefit plan expenses (up $0.3 million).
Occupancy expense of $25.3 million for the first half of 2008 was up $2.4 million (10.4%) versus the comparable period last year, mostly due to higher snowplowing and utilities costs (given harsher winter weather between the periods), as well as increased rent and maintenance. Compared to the first half of 2007, equipment expense of $9.3 million was up $0.6 million (primarily depreciation expense), while data processing expense of $15.4 million was down $0.1 million with first half 2008 benefiting from a negotiated refund. Business development and advertising of $10.2 million was up $0.7 million (7.4%), and stationery and supplies of $4.0 million was up $0.5 million (15.1%), all primarily due to normal inflationary cost increases and greater marketing for business generation. Other expense increased $4.0 million (10.7%) over the comparable period last year, largely due to a $2.3 million increase to the reserve for unfunded commitments and $1.3 million higher foreclosure-related and loan collections costs.
Income Taxes
Income tax expense for the first half of 2008 was $39.1 million compared to $70.4 million for the first half of 2007. The effective tax rate (income tax expense divided by income before taxes) was 25.6% and 32.1% for the first six months of 2008 and 2007, respectively. The decrease in the effective tax rate was primarily due to the first quarter 2008 resolution of certain tax matters and changes in the estimated exposure of uncertain tax positions, partially offset by the increase in valuation allowance related to certain deferred tax assets, which resulted in the net reduction of previously recorded tax liabilities and income tax expense of approximately $4.4 million in the first quarter of 2008.
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
Balance Sheet
At June 30, 2008, total assets were $22.3 billion, an increase of $0.7 billion (7% annualized) since December 31, 2007. The increase in assets was primarily due to a $0.6 billion increase in loans. The growth in assets was primarily funded by wholesale funds, especially short-term borrowings, as deposits declined since year end 2007.
Loans of $16.1 billion at June 30, 2008, were up $0.6 billion (or 8% annualized) over December 31, 2007, with a slight shift in the mix of loans. The loan growth during the first half of 2008 was predominantly due to home equity (which grew $0.5 billion to represent 17% of total loans versus 15% of total loans at December 31, 2007), and commercial loans (up $0.2 billion, led by commercial, financial and agriculture, and real estate construction loans, offset partly by lower commercial real estate loans). Investment securities available for sale of $3.6 billion were relatively unchanged, up $31 million over year-end 2007. Cash and cash equivalents were $0.7 billion at June 30, 2008, up $74 million over year-end 2007.
At June 30, 2008, total deposits of $13.4 billion were down $0.6 billion from December 31, 2007. Excluding brokered CDs and network transaction deposits (which are obtained through third party deposit placement services), deposits were $12.4 billion, down $0.5 billion from year-end 2007. The change in deposits was largely due to declines in other time deposits (down $337 million) and interest-bearing demand (down $250 million), as customers were impacted by the difficult economy and related cash demands, as well as competition for alternative investment or deposit choices in the lower rate environment. Noninterest-bearing demand deposits were relatively unchanged at $2.6 billion (down $59 million, and representing 19% of total deposits at both June 30, 2008 and December 31, 2007), while savings and money markets combined were also relatively unchanged (up $62 million). Wholesale funding of $6.4 billion was up $1.3 billion since year-end 2007, including a shift to short-term borrowings (up $1.7 billion) from long-term funding (down $0.4 billion), as long-term debt maturities renewed into short-term debt given interest rate declines in the first half of 2008. The wholesale funding shift is in line with the Corporation’s interest rate risk objectives (see section “Interest Rate Risk”).
Since June 30, 2007, loans grew $1.0 billion, in line with emphasized growth strategies, including commercial loans up $0.6 billion (6%) and home equity up $0.6 billion (29%), net of a $0.2 billion decline in residential mortgages. Since June 30, 2007, deposits were down $0.7 billion (5%), including a $0.4 billion decrease in brokered CDs and the sale of $0.2 billion of branch deposits in lower-growth markets over the second half of 2007.
TABLE 6
Period End Loan Composition
($ in Thousands)

	June 30, 2008		March 31, 2008		December 31, 2007		September 30, 2007		June 30, 2007

		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Commercial, financial, and agricultural	$4,423,192	27%	$4,458,639	28%	$4,281,091	28%	$3,935,976	26%	$3,958,911	26%
Commercial real estate	3,583,877	22	3,585,779	23	3,635,365	23	3,656,937	24	3,703,464	24
Real estate construction	2,351,401	15	2,273,125	14	2,260,766	14	2,215,264	14	2,137,276	14
Lease financing	124,661	1	118,613	1	108,794	1	95,644	1	88,967	1

Commercial	10,483,131	65	10,436,156	66	10,286,016	66	9,903,821	65	9,888,618	65
Home equity (1)	2,757,684	17	2,387,223	15	2,269,122	15	2,230,640	15	2,144,357	14
Installment	826,895	5	842,564	5	841,136	5	866,185	6	865,474	6

Retail	3,584,579	22	3,229,787	20	3,110,258	20	3,096,825	21	3,009,831	20
Residential mortgage	2,081,617	13	2,119,340	14	2,119,978	14	2,174,112	14	2,255,783	15

Total loans	$16,149,327	100%	$15,785,283	100%	$15,516,252	100%	$15,174,758	100%	$15,154,232	100%

(1)	Home equity includes home equity lines and residential mortgage junior liens.

TABLE 7
Period End Deposit Composition
($ in Thousands)

	June 30, 2008		March 31, 2008		December 31, 2007		September 30, 2007		June 30, 2007

		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Noninterest-bearing demand	$2,602,026	19%	$2,516,265	18%	$2,661,078	19%	$2,407,026	17%	$2,466,130	18%
Savings	921,000	7	891,806	6	853,618	6	919,891	6	966,673	7
Interest-bearing demand	1,697,910	13	1,788,404	13	1,947,551	14	1,881,235	13	1,900,227	14
Money market	3,917,505	29	3,972,080	29	3,923,063	28	3,770,487	27	3,564,539	25
Brokered CDs	398,423	3	731,398	5	409,637	3	800,422	6	751,900	5
Other time	3,841,870	29	3,982,221	29	4,178,966	30	4,379,308	31	4,428,149	31

Total deposits	$13,378,734	100%	$13,882,174	100%	$13,973,913	100%	$14,158,369	100%	$14,077,618	100%

Total deposits, excluding Brokered CDs	$12,980,311	97%	$13,150,776	95%	$13,564,276	97%	$13,357,947	94%	$13,325,718	95%
Network transaction deposits included above in interest-bearing demand and money market	$620,440	5%	$610,351	4%	$664,982	5%	$483,100	3%	$536,448	4%
Total deposits, excluding Brokered CDs and network transaction deposits	$12,359,871	92%	$12,540,425	90%	$12,899,294	92%	$12,874,847	91%	$12,789,270	91%
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
The allowance for loan losses represents management’s estimate of an amount adequate to provide for probable credit losses in the loan portfolio at the balance sheet date. In general, the change in the allowance for loan losses is a function of a number of factors, including but not limited to changes in the loan portfolio (see Table 6), net charge offs (see Table 8) and nonperforming loans (see Table 9). To assess the adequacy of the allowance for loan losses, an allocation methodology is applied by the Corporation. The allocation methodology focuses on evaluation of several factors, including but not limited to: evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio, consideration of historical loan loss and delinquency experience on each portfolio category, trends in past due and nonperforming loans, the level of potential problem loans, the risk characteristics of the various classifications of loans, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect potential credit losses. Assessing these numerous factors involves significant judgment. Therefore, management considers the allowance for loan losses a critical accounting policy (see section “Critical Accounting Policies”).
The allocation methodology used was comparable for June 30, 2008 and December 31, 2007, whereby the Corporation segregated its loss factors allocations, used for both criticized (defined as specific loans warranting either specific allocation or a criticized status of watch, special mention, substandard, doubtful, or loss) and non-criticized loan categories, into a component primarily based on historical loss rates and a component primarily based on other qualitative factors that may affect loan collectibility. Factors applied are reviewed periodically and adjusted to reflect changes in trends or other risks.
As of June 30, 2008, the allowance for loan losses was $229.6 million compared to $206.5 million at June 30, 2007, and $200.6 million at December 31, 2007. At June 30, 2008, the allowance for loan losses to total loans was 1.42% and covered 79% of nonperforming loans, compared to 1.36% and 115%, respectively, at June 30, 2007, and 1.29% and 123%, respectively, at December 31, 2007.
The increase in the allowance for loan losses at June 30, 2008, was a result of management’s analysis; an increase in nonperforming loans (impacted largely by the deterioration of collateral values in several commercial real estate and other commercial credits, especially those related directly to and affected by the downturn of the housing industry), and in potential problem loans; and increased allowance for a rise in other criticized loans, as well as for greater uncertainties and duration of challenging economic factors and other qualitative factors affecting our borrowers, potentially impacting loan collectibility. Tables 8 and 9 provide additional information regarding activity in the allowance for loan losses and nonperforming assets.
Gross charge offs were $57.7 million for the six months ended June 30, 2008, $14.1 million for the comparable period ended June 30, 2007, and $47.2 million for the full 2007 year, while recoveries for the corresponding periods were $4.8 million, $3.9 million and $6.8 million, respectively. As a result, net charge offs for the first six months of 2008, six months of 2007, and full year 2007, were $53.0 million, $10.3 million and $40.4 million, respectively, representing 0.67%, 0.14% and 0.27%, respectively, of average loans on an annualized basis. The increase in net charge offs was primarily due to larger specific commercial charge offs (which, defined as charge offs greater than $1 million, included $24 million from nine housing-related commercial credits, $4 million from two other commercial real estate credits, and $1 million from a manufacturing commercial credit), as well as a general rise in home equity and residential mortgage net charge offs (impacted by general economic conditions, such as rising energy and other costs, and a weak housing market).
Since year-end 2007 loan growth was strong (up $0.6 billion), particularly in home equity and commercial, financial and agricultural loans; and compared to June 30, 2007, loan growth was also up ($1.0 billion) in similar loan categories (see section “Balance Sheet” and Table 6). Nonperforming and potential problem loans have increased over the past year, as there has been continued stress on borrowers from difficult economic conditions, rising energy costs, and negative commercial and residential real estate market issues pervading into many related businesses. Since year end 2007, nonperforming loans rose $126 million to $289 million at June 30, 2008, with commercial nonperforming loans up $123 million to $232 million, and total consumer nonperforming loans up $3 million to $57 million; and compared to a year ago, nonperforming loans grew $109 million, with commercial and consumer-related nonperforming loans accountable for $99 million and $10 million, respectively, of the increase (see section “Nonperforming Loans and Other Real Estate Owned” and Table 9). Nonperforming loans to total loans were 1.79%, 1.05% and 1.19% at June 30, 2008, and December 31 and June 30, 2007, respectively. Potential problem loans were $592 million at June 30, 2008, up $46 million from year-end 2007 and up $146 million from a year ago. The allowance for loan losses to loans increased to 1.42% at June 30, 2008, from 1.29% at year end 2007, as the provision for loan losses exceeded net charge offs by $29.0 million for the first half of 2008, while the allowance for loan losses to loans was 1.36% at June 30, 2007.
Management believes the allowance for loan losses to be adequate at June 30, 2008. For the second half of 2008, management anticipates quarterly net charge offs and nonperforming loans to approximate the levels experienced for the second quarter of 2008. This expectation is based on current existing market conditions and specific review of individual nonperforming and potential problem loans. Our expectations are subject to change if economic weakness becomes greater than our projection or expands more broadly beyond credits affected by the housing-industry.
Consolidated net income could be affected if management’s estimate of the allowance for loan losses is subsequently materially different, requiring additional or less provision for loan losses to be recorded. Management carefully considers numerous detailed and general factors, its assumptions, and the likelihood of materially different conditions that could alter its assumptions. While management uses currently available information to recognize losses on loans, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions and the impact of such change on the Corporation’s borrowers. Additionally, larger credit relationships (defined by management as over $25 million) do not inherently create more risk, but can create (and have created especially since the second half of 2007) wider fluctuations in asset quality measures. As an integral part of their examination process, various federal and state regulatory agencies also review the allowance for loan losses. These agencies may require that certain loan balances be classified differently or charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

TABLE 8
Allowance for Loan Losses
($ in Thousands)

	At and for the six months						At and for the year
	ended June 30,						ended December 31,

	2008			2007			2007

Allowance for Loan Losses:
Balance at beginning of period	$		200,570	$		203,481	$		203,481
Balance related to acquisition			—			2,991			2,991
Provision for loan losses			82,003			10,275			34,509
Charge offs			(57,732)			(14,127)			(47,249)
Recoveries			4,764			3,873			6,838

Net charge offs			(52,968)			(10,254)			(40,411)

Balance at end of period	$		229,605	$		206,493	$		200,570

Net loan charge offs (recoveries):			(A )			(A )			(A )
Commercial, financial, and agricultural		$15,937	73		$3,467	18		$17,979	46
Commercial real estate		5,456	31		(59)	—		3,623	10
Real estate construction		18,296	159		190	2		2,307	11
Lease financing		228	39		122	28		124	14

Total commercial		39,917	77		3,720	8		24,033	25
Home equity		9,126	75		3,763	36		9,346	43
Installment		2,725	65		2,376	54		4,971	57

Total retail		11,851	73		6,139	42		14,317	47
Residential mortgage		1,200	11		395	3		2,061	9

Total net charge offs		$52,968	67		$10,254	14		$40,411	27

(A) — Ratio of net charge offs to average loans by loan type in basis points.

Ratios:
Allowance for loan losses to total loans			1.42%			1.36%			1.29%
Allowance for loan losses to net charge offs (annualized)			2.2%			10.0%			5.0%

	June 30,			March 31,			December 31,			September 30,			June 30,
Quarterly Trends:	2008			2008			2007			2007			2007

Allowance for Loan Losses:
Balance at beginning of period	$207,602			$200,570			$200,560			$206,493			$203,495
Balance related to acquisition	—			—			—			—			2,991
Provision for loan losses	59,001			23,002			15,501			8,733			5,193
Charge offs	(38,238)			(19,494)			(17,156)			(15,966)			(7,258)
Recoveries	1,240			3,524			1,665			1,300			2,072

Net charge offs	(36,998)			(15,970)			(15,491)			(14,666)			(5,186)

Balance at end of period	$229,605			$207,602			$200,570			$200,560			$206,493

Net loan charge offs (recoveries):		(A	)		(A	)		(A	)		(A	)		(A	)
Commercial, financial, and agricultural	$13,538	123		$2,399	22		$5,363	53		$9,149	93		$1,739	18
Commercial real estate	3,206	36		2,250	25		2,450	27		1,232	13		(67)	(1)
Real estate construction	14,097	242		4,199	74		1,590	28		527	10		185	4
Lease financing	214	69		14	5		—	—		2	1		65	29

Total commercial	31,055	119		8,862	35		9,403	37		10,910	44		1,922	8
Home equity	3,997	62		5,129	90		3,350	59		2,233	40		1,892	37
Installment	1,182	57		1,543	73		1,457	68		1,138	52		1,141	53

Total retail	5,179	61		6,672	85		4,807	61		3,371	44		3,033	41
Residential mortgage	764	14		436	8		1,281	23		385	7		231	4

Total net charge offs	$36,998	92		$15,970	41		$15,491	40		$14,666	38		$5,186	14

TABLE 9
Nonperforming Assets
($ in Thousands)

	June 30,	March 31,	December 31,	September 30,	June 30,
	2008	2008	2007	2007	2007

Nonaccrual loans:
Commercial	$230,478	$150,058	$105,780	$102,754	$130,410
Residential mortgage	27,873	34,727	33,737	29,030	29,549
Retail	18,749	12,713	13,011	10,725	11,344

Total nonaccrual loans	277,100	197,498	152,528	142,509	171,303
Accruing loans past due 90 days or more:
Commercial	1,772	—	3,039	2,069	3,085
Retail	9,990	9,959	7,079	6,094	5,361

Total accruing loans past due 90 days or more	11,762	9,959	10,118	8,163	8,446
Restructured loans	—	—	—	—	—

Total nonperforming loans	288,862	207,457	162,646	150,672	179,749
Other real estate owned (OREO)	46,579	26,798	26,489	20,866	19,237

Total nonperforming assets	$335,441	$234,255	$189,135	$171,538	$198,986

Ratios:
Nonperforming loans to total loans	1.79%	1.31%	1.05%	0.99%	1.19%
Nonperforming assets to total loans plus OREO	2.07	1.48	1.22	1.13	1.31
Nonperforming assets to total assets	1.50	1.07	0.88	0.82	0.95
Allowance for loan losses to nonperforming loans	79	100	123	133	115
Allowance for loan losses to total loans	1.42	1.32	1.29	1.32	1.36

Nonperforming assets by type:
Commercial, financial, and agricultural	$78,731	$54,919	$32,610	$35,695	$37,230
Commercial real estate	42,280	37,367	35,049	42,447	60,406
Real estate construction	110,717	56,456	39,837	26,602	35,796
Leasing	522	1,316	1,323	79	63

Total commercial	232,250	150,058	108,819	104,823	133,495
Home equity	23,555	18,488	16,209	13,529	13,662
Installment	5,184	4,184	3,881	3,290	3,043

Total retail	28,739	22,672	20,090	16,819	16,705
Residential mortgage	27,873	34,727	33,737	29,030	29,549

Total nonperforming loans	288,862	207,457	162,646	150,672	179,749
Commercial real estate owned	29,438	8,090	8,465	5,445	5,066
Residential real estate owned	12,284	10,987	10,308	7,978	8,037
Bank properties real estate owned	4,857	7,721	7,716	7,443	6,134

Other real estate owned	46,579	26,798	26,489	20,866	19,237

Total nonperforming assets	$335,441	$234,255	$189,135	$171,538	$198,986

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
Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, loans 90 days or more past due but still accruing, and restructured loans. The Corporation specifically excludes from its definition of nonperforming loans student loan balances that are 90 days or more past due and still accruing and that have contractual government guarantees as to collection of principal and interest. The Corporation had approximately $12.4 million, $13.9 million and $14.7 million of these past due student loans at June 30, 2008, June 30, 2007, and December 31, 2007, respectively.

Nonperforming loans were $289 million at June 30, 2008, compared to $180 million at June 30, 2007 and $163 million at year-end 2007. The ratio of nonperforming loans to total loans was 1.79% at June 30, 2008, compared to 1.19% at June 30, 2007 and 1.05% at year-end 2007. The Corporation’s allowance for loan losses to nonperforming loans was 79% at June 30, 2008, down from 115% at June 30, 2007 and 123% at December 31, 2007.
The time period of 2007 and continuing in 2008 was marked with general economic and industry declines with pervasive impact on consumer confidence, business and personal financial performance, and commercial and residential real estate markets. The increase in nonperforming loans from both year-end 2007 and the comparable June quarter of 2007 was primarily due to the impact of declining property values, slower sales, longer holding periods, and rising costs (such as energy) brought on by deteriorating real estate conditions and the weakening economy, and was especially impacted by several larger individual credit relationships. As shown in Table 9, total nonperforming loans were up $126 million or 78% since year-end 2007, with commercial nonperforming loans up $123 million (primarily attributable to ten commercial credits all related to the housing industry, including seven construction credits totaling $66 million and three commercial credits totaling $40 million) and consumer-related nonperforming loans were up $3 million. Since June 30, 2007, total nonperforming loans increased $109 million or 61%, with commercial nonperforming loans up $99 million and consumer-related nonperforming loans up $10 million. The addition of these ten larger credits ($106 million) was the primary cause for the decline in the ratio of allowance for loan losses to nonperforming loans at June 30, 2008 to 79%. The Corporation’s estimate of the appropriate allowance for loan losses does not have a targeted reserve to nonperforming loan coverage ratio. However, management’s allowance methodology at June 30, 2008, including an impairment analysis on specifically identified commercial loans defined by the Corporation as impaired, incorporated the level of specific reserves for these ten credits, as well as other factors, in determining the overall adequacy of the allowance for loan losses.
Potential Problem Loans: Potential problem loans are defined by management as certain loans bearing criticized loan risk ratings by management but that are not in nonperforming status; however, there are circumstances present to create doubt as to the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that the Corporation expects losses to occur but that management recognized a higher degree of risk associated with these loans. The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the level of the allowance for loan losses. The loans that have been reported as potential problem loans are predominantly commercial loans covering a diverse range of businesses and are not concentrated in a particular industry. At June 30, 2008, potential problem loans totaled $592 million, compared to $446 million at June 30, 2007, and $546 million at December 31, 2007. The level of potential problem loans highlights management’s uncertainty of the duration of asset quality stress and uncertainty around the magnitude and scope of economic stress that may be felt by the Corporation’s markets and customers and on underlying real estate values (residential and commercial).
Other Real Estate Owned: Other real estate owned was $46.6 million at June 30, 2008, compared to $19.2 million at June 30, 2007, and $26.5 million at year-end 2007. The $27.4 million increase in other real estate owned between the June 30 periods was predominantly due to a $24.4 million increase in commercial real estate owned (largely attributable to an $18.5 million housing-related commercial property in Florida, and other larger commercial foreclosures primarily across our tri-state footprint), a $4.2 million increase in residential real estate owned, and a $1.2 million decrease to bank premises no longer used for banking and reclassified into other real estate owned (including a $2.7 million reduction from the sale of a bank property).
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

Funds are available from a number of basic banking activity sources, primarily from the core deposit base and from loans and securities repayments and maturities. Additionally, liquidity is provided from the sales of the investment securities portfolio, lines of credit with major banks, the ability to acquire large, network, and brokered deposits, and the ability to securitize or package loans for sale. The Corporation regularly evaluates the creation of additional funding capacity based on market opportunities and conditions, as well as corporate funding needs. The Corporation’s capital can be a source of funding and liquidity as well. See section “Capital.”
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
At June 30, 2008, the Corporation was in compliance with its internal liquidity objectives.
While dividends and service fees from subsidiaries and proceeds from issuance of capital are primary funding sources of the Parent Company, these sources could be limited or costly (such as by regulation or subject to the capital needs of its subsidiaries or by market appetite for bank holding company stock). The Corporation has multiple funding sources that could be used to increase liquidity and provide additional financial flexibility. The Parent Company has available a $100 million revolving credit facility with established lines of credit from nonaffiliated banks, of which $100 million was available at June 30, 2008. In addition, under the Parent Company’s $200 million commercial paper program, $70 million of commercial paper was outstanding and $130 million of commercial paper was available at June 30, 2008.
In May 2002, the Parent Company filed a “shelf” registration statement under which the Parent Company may offer up to $300 million of trust preferred securities. In May 2002, $175 million of trust preferred securities were issued, bearing a 7.625% fixed coupon rate. At June 30, 2008, $125 million was available under the trust preferred shelf. In May 2001, the Parent Company filed a “shelf” registration statement whereby the Parent Company may offer up to $500 million of any combination of the following securities, either separately or in units: debt securities, preferred stock, depositary shares, common stock, and warrants. In August 2001, the Parent Company issued $200 million in a subordinated note offering, bearing a 6.75% fixed coupon rate and 10-year maturity. At June 30, 2008, $300 million was available under the shelf registration, which expires late in 2008.
A bank note program associated with Associated Bank, National Association, (the “Bank”) was established during 2000. Under this program, short-term and long-term debt may be issued. As of June 30, 2008, no long-term bank notes were outstanding and $225 million was available under the 2000 bank note program. A new bank note program was instituted during the third quarter of 2005, of which $2 billion was available at June 30, 2008. The 2005 bank note program will be utilized upon completion of the 2000 bank note program. The Bank has also established federal funds lines with major banks and the ability to borrow from the Federal Home Loan Bank ($1.1 billion of FHLB advances were outstanding at June 30, 2008). The Bank also issues institutional certificates of deposit, network deposits, brokered certificates of deposit, and to a lesser degree, accepts Eurodollar deposits. For the remainder of 2008, the Bank anticipates future growth in network transaction deposits.
Investment securities are an important tool to the Corporation’s liquidity objective. As of June 30, 2008, all investment securities are classified as available for sale and are reported at fair value on the consolidated balance sheet. Of the $3.6 billion investment portfolio at June 30, 2008, $2.0 billion was pledged to secure certain deposits or for other purposes as required or permitted by law, and $184 million of FHLB and Federal Reserve stock combined is “restricted” in nature and less liquid than other tradable equity securities. The majority of the remaining securities could be pledged or sold to enhance liquidity, if necessary.
The FHLB of Chicago announced in October 2007 that it was under a consensual cease and desist order with its regulator, which among other things, restricts various future activities of the FHLB of Chicago. Such restrictions may limit or stop the FHLB from paying dividends or redeeming stock without prior approval. The FHLB of Chicago last paid a dividend in the third quarter of 2007.
For the six months ended June 30, 2008, net cash provided by operating and financing activities was $263.8 million and $598.9 million, respectively, while investing activities used net cash of $788.6 million, for a net increase in cash and cash equivalents of $74.1 million since year-end 2007. Generally, during the first half of 2008, net assets increased $0.7 billion compared to year-end 2007, primarily in loans, while deposits declined $0.6 billion. Short-term borrowings were predominantly used to fund asset growth, replenish the net decrease in deposits and repay long-term funding, as well as to provide for the payment of cash dividends to the Corporation’s stockholders.
For the six months ended June 30, 2007, net cash provided by operating and investing activities was $149.5 million and $346.0 million, respectively, while financing activities used net cash of $515.1 million, for a net decrease in cash and cash equivalents of $19.6 million since year-end 2006. Generally, during the first half of 2007, assets were relatively flat (down 0.1%) since year-end 2006. Wholesale funding and sales of other assets (primarily proceeds from the sales of $0.3 billion of residential mortgage loans, $32 million of student loans, and $16 million of mortgage servicing rights) were predominantly used to replenish the net decrease in deposits, finance the First National Bank acquisition, provide for common stock repurchases, and to pay cash dividends to the Corporation’s stockholders.
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

The following table represents the Corporation’s consolidated static gap position as of June 30, 2008.
TABLE 10: Interest Rate Sensitivity Analysis

	Interest Sensitivity Period
				Total Within
	0-90 Days	91-180 Days	181-365 Days	1 Year	Over 1 Year	Total
	($ in Thousands)
Earning assets:
Loans held for sale	$52,058	$—	$—	$52,058	$—	$52,058
Investment securities, at fair value	322,538	215,727	382,209	920,474	2,653,899	3,574,373
Loans	9,157,693	640,572	1,461,329	11,259,594	4,889,733	16,149,327
Other earning assets	60,300	—	—	60,300	—	60,300

Total earning assets	$9,592,589	$856,299	$1,843,538	$12,292,426	$7,543,632	$19,836,058

Interest-bearing liabilities:
Deposits (1) (2)	$3,215,253	$1,950,581	$2,412,412	$7,578,246	$5,402,065	$12,980,311
Other interest-bearing liabilities (2)	5,938,207	5,509	211,076	6,154,792	603,442	6,758,234
Interest rate swap	(200,000)	—	200,000	—	—	—

Total interest-bearing liabilities	$8,953,460	$1,956,090	$2,823,488	$13,733,038	$6,005,507	$19,738,545

Interest sensitivity gap	$639,129	$(1,099,791)	$(979,950)	$(1,440,612)	$1,538,125	$97,513

Cumulative interest sensitivity gap	$639,129	$(460,662)	$(1,440,612)

12 Month cumulative gap as a percentage of earning assets at June 30, 2008	3.2%	(2.3)%	(7.3)%

(1)	The interest rate sensitivity assumptions for demand deposits, savings accounts, money market accounts, and interest-bearing demand deposit accounts are based on current and historical experiences regarding portfolio retention and interest rate repricing behavior. Based on these experiences, a portion of these balances are considered to be long-term and fairly stable and are, therefore, included in the “Over 1 Year” category.

(2)	For analysis purposes, Brokered CDs of $398 million have been included with other interest-bearing liabilities and excluded from deposits.
The static gap analysis in Table 10 provides a representation of the Corporation’s earnings sensitivity to changes in interest rates at a point in time. It is a static indicator that may not necessarily indicate the sensitivity of net interest income in a changing interest rate environment. Further, the interest rate position at any point in time is at risk to changes in other factors, such as the slope of the yield curve, competitive pricing pressures, changes in balance sheet mix from management action and/or from customer behavior relative to loan or deposit products. As of June 30, 2008, the 12-month cumulative gap results were within the Corporation’s interest rate risk policy.
Throughout 2007 and at December 31, 2007, the Corporation had an interest rate risk neutral position (meaning that the change in the repricing of assets nearly approximates the change in the repricing of liabilities, and thus, in falling or rising rate environments, a neutral sensitive bank will generally recognize approximately the same minor change in income). For 2008, the Corporation’s objective was to allow the interest rate profile to move towards a more liability-sensitive posture. At June 30, 2008, the Corporation is in a more liability sensitive position than at year-end 2007, aided predominantly by the increase in short-term funding and a lower percentage of earning assets repricing within a year. See also section “Net Interest Income and Net Interest Margin.”
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

The resulting simulations for June 30, 2008, projected that net interest income would decrease by approximately 2.4% of budgeted net interest income if rates rose by a 100 bp shock, and projected that the net interest income would increase by approximately 1.4% if rates fell by a 100 bp shock. At December 31, 2007, the 100 bp shock up was projected to decrease budgeted net interest income by approximately 0.9%, and the 100 bp shock down was projected to decrease budgeted net interest income by approximately 0.4%. As of June 30, 2008, the simulation of earnings results were within the Corporation’s interest rate risk policy.
Economic value of equity: Economic value of equity is another tool used to measure the impact of interest rates on the value of assets, liabilities, and off-balance sheet financial instruments. This measurement is a longer-term analysis of interest rate risk as it evaluates every cash flow produced by the current balance sheet.
These results are based solely on immediate and sustained parallel changes in market rates and do not reflect the earnings sensitivity that may arise from other factors. These factors may include changes in the shape of the yield curve, the change in spread between key market rates, or accounting recognition of the impairment of certain intangibles. The above results are also considered to be conservative estimates due to the fact that no management action to mitigate potential income variances is included within the simulation process. This action could include, but would not be limited to, delaying an increase in deposit rates, extending liabilities, using financial derivative products to hedge interest rate risk, changing the pricing characteristics of loans, or changing the growth rate of certain assets and liabilities. As of June 30, 2008, the projected changes for the economic value of equity were within the Corporation’s interest rate risk policy.
Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, commitments to originate residential mortgage loans held for sale, commercial letters of credit, standby letters of credit, forward commitments to sell residential mortgage loans, interest rate swaps, interest rate caps, and interest rate collars. See Note 8, “Long-term Funding,” of the notes to consolidated financial statements for additional information on the Corporation’s long-term funding. A discussion of the Corporation’s derivative instruments at June 30, 2008, is included in Note 11, “Derivative and Hedging Activities,” of the notes to consolidated financial statements and a discussion of the Corporation’s commitments is included in Note 12, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements.
TABLE 11: Contractual Obligations and Other Commitments

	One Year	One to	Three to	Over
	or Less	Three Years	Five Years	Five Years	Total
	($ in Thousands)
Time deposits	$3,604,073	$471,954	$108,958	$55,308	$4,240,293
Short-term borrowings	4,923,462	—	—	—	4,923,462
Long-term funding	400,083	617,510	199,624	219,132	1,436,349
Operating leases	13,901	24,190	17,193	22,879	78,163
Commitments to extend credit	4,593,861	1,213,927	609,357	104,479	6,521,624

Total	$13,535,380	$2,327,581	$935,132	$401,798	$17,199,891

Capital
Stockholders’ equity at June 30, 2008 was $2.4 billion, up $24 million from December 31, 2007. The change in stockholders’ equity between the two periods was primarily composed of the retention of earnings and the exercise of stock options, with partially offsetting decreases to stockholders’ equity from the payment of cash dividends and the repurchase of common stock. At June 30, 2008, stockholders’ equity included $20.0 million of accumulated other comprehensive loss compared to $2.5 million of accumulated other comprehensive loss at December 31, 2007. The $17.5 million change in accumulated other comprehensive loss resulted primarily from the change in the unrealized gain/loss position, net of the tax effect, on investment securities available for sale (from unrealized gains of $9.5 million at December 31, 2007, to unrealized losses of $7.8 million at June 30, 2008), as well as a $0.5 million increase in the unrealized loss on a cash flow hedge, net of the tax effect. Stockholders’ equity to assets was 10.55% and 10.79% at June 30, 2008 and December 31, 2007, respectively.
Cash dividends of $0.63 per share were paid in the first half of 2008, compared to $0.60 per share in the first half of 2007, an increase of 5%.
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
During 2007, under the block authorizations, the Corporation repurchased (and cancelled) 4.0 million shares of its outstanding common stock for approximately $134 million (or $33.47 per share) under two accelerated share repurchase agreements. In addition, the Corporation settled previously announced accelerated share repurchase agreements during 2007 by issuing shares. During 2008 through June 30, 2008, no shares were repurchased under this authorization. At June 30, 2008, approximately 3.9 million shares remain authorized to repurchase under the block authorizations. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities.

The Corporation regularly reviews the adequacy of its capital to ensure that sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic conditions in markets served and strength of management. The capital ratios of the Corporation and its banking affiliate are greater than minimums required by regulatory guidelines. The Corporation and its banking affiliate meet the “well-capitalized” definition established by the banking regulators. Management continually reviews alternatives to strengthen this position through the issuance of debt instruments qualifying as capital under these ratios. The Corporation’s capital ratios are summarized in Table 12.
TABLE 12
Capital Ratios
(In Thousands, except per share data)

	At or For the Quarter Ended
	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,
	2008	2008	2007	2007	2007

Total stockholders’ equity	$2,353,882	$2,382,418	$2,329,705	$2,291,182	$2,228,911
Tier 1 capital	1,611,846	1,596,868	1,566,872	1,536,199	1,498,684
Total capital	1,955,030	1,927,374	1,888,346	1,859,718	1,868,546
Market capitalization	2,460,189	3,391,730	3,444,764	3,764,047	4,149,957

Book value per common share	$18.46	$18.71	$18.32	$18.04	$17.56
Cash dividend per common share	0.32	0.31	0.31	0.31	0.31
Stock price at end of period	19.29	26.63	27.09	29.63	32.70
Low closing price for the period	19.29	22.60	25.23	26.86	32.14
High closing price for the period	29.23	28.86	30.49	33.05	33.49

Total equity / assets	10.55%	10.88%	10.79%	10.94%	10.69%
Tier 1 leverage ratio	7.66	7.79	7.83	7.77	7.63
Tier 1 risk-based capital ratio	9.06	9.07	9.06	9.15	8.98
Total risk-based capital ratio	10.99	10.95	10.92	11.08	11.19

Shares outstanding (period end)	127,537	127,365	127,160	127,035	126,910
Basic shares outstanding (average)	127,433	127,298	127,095	126,958	127,606
Diluted shares outstanding (average)	127,964	127,825	127,835	127,847	128,750

Other:
Shares repurchased under all authorizations during the period, including settlements (1)	—	—	—	11	2,000
Average per share cost of shares repurchased during the period (1)	$—	$—	$—	$—	$32.81
Shares remaining to be repurchased under outstanding block authorizations at the end of the period	3,855	3,855	3,855	3,855	3,865

(1)	Does not include shares repurchased for minimum tax withholding settlements on equity compensation.
Comparable Second Quarter Results
Net income for the second quarter of 2008 was $47.4 million, down $28.4 million (37.5%) from net income of $75.8 million for second quarter 2007. Return on average equity was 8.01% for second quarter 2008 versus 13.49% for second quarter 2007, while return on average assets was 0.87% compared to 1.48% for second quarter 2007. Tables 1 through 10 present selected comparable quarter data.
Net interest income of $172.7 million for the second quarter of 2008, was up $15.3 million (9.7%) versus second quarter 2007, while taxable equivalent net interest income was $179.5 million, $15.3 million (9.3%) higher than the second quarter of 2007. The increase in taxable equivalent net interest income was attributable to both favorable volume variances (increasing taxable equivalent net interest income by $7.9 million) and rate variances (increasing taxable equivalent net interest income by $7.4 million). See Tables 2 and 3. Average earning assets of $19.8 billion in the second quarter of 2008, increased $1.1 billion from the second quarter of 2007, with average loans up $1.0 billion (7%) and investments up $0.1 billion (3%). Average interest-bearing liabilities of $17.0 billion were up $1.2 billion from second quarter 2007, with average wholesale funding up $1.5 billion (33%) and average interest-bearing deposits down $0.3 billion (3%). Noninterest-bearing demand deposits increased, on average, $0.1 billion (4%) from the second quarter of 2007.
The net interest margin of 3.65% was up 12 bp from 3.53% for the second quarter of 2007, the net result of a 36 bp increase in the interest rate spread (i.e., a 153 bp decrease in the average cost of interest-bearing liabilities versus a 117 bp decrease in the earning asset yield) and a 24 bp lower contribution from net free funds (due principally to lower rates on interest-bearing liabilities reducing the value of noninterest-bearing deposits and other net free funds). The average Federal funds rate for second quarter 2008 was 317 bp lower than for second quarter 2007. On the asset side, average loans (yielding 5.95%, down 143 bp versus second quarter 2007) represented a modestly larger portion of earning assets (82%, versus 81% for second quarter 2007). On the funding side, average wholesale funding (costing 2.92% for second quarter 2008, down 231 bp) grew as a percentage of interest-bearing liabilities (to 35%, versus 28% for second quarter 2007), while interest-bearing deposits (costing 2.32%, down 128 bp) represented a smaller portion of average interest-bearing liabilities (65%, versus 72% for second quarter 2007).
The provision for loan losses was $59.0 million (or $22.0 million greater than net charge offs) for the second quarter of 2008 versus $5.2 million (approximating net charge offs) for the second quarter of 2007. Annualized net charge offs represented 0.92% of average loans for the second quarter of 2008 and 0.14% of average loans for the second quarter of 2007. The allowance for loan losses to loans at June 30, 2008 was 1.42% compared to 1.36% at June 30, 2007. Total nonperforming loans grew 61% to $289 million (1.79% of total loans) versus $180 million at June 30, 2007 (1.19% of total loans). See Table 8 and Table 9, as well as the discussion under sections “Provision for Loan Losses,” “Allowance for Loan Losses,” and “Nonperforming Loans and Other Real Estate Owned.”
Noninterest income was $86.6 million for the second quarter of 2008, down $4.9 million (5.3%) from the second quarter of 2007 (see also Table 4). Core fee-based revenue was $68.5 million, up $4.8 million or 7.5% over the second quarter of 2007 with solid growth in service charges on deposit accounts (up 17.9%), card-based and other nondeposit fees (up 5.0%), and retail commissions (up 1.5%) while trust service fees declined (down 5.9%). Net mortgage banking income was down $4.3 million, with a $2.3 million decrease in gross mortgage banking income and a $2.0 million increase in mortgage servicing rights expense. The $2.3 million decrease in gross mortgage banking income was primarily attributable to lower gains on sales. The $2.0 million increase in mortgage servicing rights expense was attributable to $2.0 million less valuation recovery (i.e., a $3.8 million valuation recovery in second quarter 2007 versus a $1.8 million valuation recovery for second quarter 2008). BOLI income increased $0.6 million, primarily attributable to higher average BOLI balances between the comparable second quarter periods. Other income increased $2.0 million, with small increases in various revenues (such as customer derivative revenue and international banking income).
Noninterest expense for the second quarter of 2008 was $135.8 million, up $3.2 million (2.4%) over the second quarter of 2007 (see also Table 5). Personnel costs were up $1.8 million (2.3%), with $0.7 million of the increase attributable to higher expense for stock options and restricted stock grants. The remaining $1.1 million increase in personnel was primarily attributable to higher base salaries and commissions (up $2.4 million or 5%, including merit increases between the years), partially offset by $1.4 million lower fringe benefit expenses (with premium-based benefits, down $1.2 million, aided by health care cost management). Average full-time equivalent employees were 5,179 for second quarter 2008, up slightly (2%) from 5,069 for the comparable 2007 period. Collectively all other noninterest expenses were up $1.4 million (2.5%), across various categories, with occupancy up $0.7 million (mostly rent, repairs and maintenance) and $1.0 million higher foreclosure-related and loan collection costs.

TABLE 13
Selected Quarterly Information
($ in Thousands)

	For the Quarter Ended
	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,
	2008	2008	2007	2007	2007

Summary of Operations:
Net interest income	$172,732	$165,117	$164,219	$163,073	$157,475
Provision for loan losses	59,001	23,002	15,501	8,733	5,193
Noninterest income
Trust service fees	10,078	10,074	10,723	10,886	10,711
Service charges on deposit accounts	30,129	23,684	25,866	26,609	25,545
Card-based and other nondeposit fees	12,301	11,425	12,088	12,436	11,711
Retail commissions	16,004	16,115	14,917	15,476	15,773

Core fee-based revenue	68,512	61,298	63,594	65,407	63,740
Mortgage banking, net	5,395	6,945	498	3,006	9,696
BOLI income	4,997	4,861	4,240	4,650	4,365
Asset sale gains (losses), net	(731)	(456)	11,062	2,220	442
Investment securities gains (losses), net	(718)	(2,940)	(815)	1,879	6,075
Other	9,170	12,920	7,094	7,758	7,170

Total noninterest income	86,625	82,628	85,673	84,920	91,488
Noninterest expense
Personnel expense	78,066	75,643	76,487	76,617	76,277
Occupancy	12,026	13,264	11,784	11,967	11,321
Equipment	4,653	4,597	4,820	4,440	4,254
Data processing	8,250	7,121	8,189	7,991	7,832
Business development and advertising	5,137	5,041	5,482	4,830	5,068
Other intangible asset amortization	1,568	1,569	1,758	1,979	1,718
Other	26,121	29,077	31,582	26,185	26,174

Total noninterest expense	135,821	136,312	140,102	134,009	132,644
Income tax expense	17,176	21,966	29,498	33,510	35,301

Net income	$47,359	$66,465	$64,791	$71,741	$75,825

Taxable equivalent net interest income	$179,546	$172,213	$171,338	$169,929	$164,199
Net interest margin	3.65%	3.58%	3.62%	3.62%	3.53%
Effective tax rate	26.61%	24.84%	31.28%	31.84%	31.77%

Average Balances:
Assets	$21,975,451	$21,449,963	$20,935,023	$20,678,498	$20,558,803
Earning assets	19,754,651	19,276,208	18,849,079	18,685,978	18,605,024
Interest-bearing liabilities	16,992,508	16,611,047	16,090,488	15,941,683	15,834,843
Loans	16,120,732	15,708,321	15,301,761	15,183,444	15,082,850
Deposits	13,493,511	13,643,559	13,760,991	13,940,970	13,702,872
Wholesale funding	5,950,699	5,293,797	4,750,471	4,386,354	4,482,437
Stockholders’ equity	2,377,841	2,357,757	2,289,522	2,242,665	2,253,872

Sequential Quarter Results
Net income for the second quarter of 2008 was $47.4 million, a decrease of $19.1 million (28.7%) from first quarter 2008 net income of $66.5 million. For the second quarter of 2008, return on average assets was 0.87% and return on average equity was 8.01%, compared to return on average assets of 1.25% and return on average equity of 11.34% for the first quarter of 2008 (see Table 1).
Taxable equivalent net interest income for the second quarter of 2008 was $179.5 million, $7.3 million higher than the first quarter of 2008. Changes in balance sheet volume and mix increased taxable equivalent net interest income by $5.5 million, while changes in the rate environment and product pricing increased net interest income by $1.8 million. The Federal funds rate averaged 2.08% for second quarter 2008, 114 bp lower than the average rate for first quarter 2008. The net interest margin between the sequential quarters was up 7 bp, to 3.65% in the second quarter of 2008, comprised of a 15 bp higher interest rate spread (to 3.29%, as the rate on interest-bearing liabilities fell 66 bp and the yield on earning assets declined 51 bp) and an 8 bp lower contribution from net free funds (to

0.36%, as lower rates on interest-bearing liabilities decreased the value of noninterest-bearing funds). Average earning assets grew $0.5 billion to $19.8 billion in the second quarter of 2008, attributable to growth in average loans (up $0.4 billion or 11% annualized, predominantly in home equity and commercial loans) over first quarter 2008. On the funding side, average interest-bearing deposits were down $0.3 billion, while average demand deposits (the primary component of net free funds) grew $0.1 billion. On average, wholesale funding balances were up $0.7 billion, comprised of a $0.9 billion increase in short-term borrowings and a $0.2 billion decrease in long-term funding.
Provision for loan losses for the second quarter of 2008 was $59.0 million (or $22.0 million greater than net charge offs), compared to $23.0 million (or $7.0 million greater than net charge offs) in the first quarter of 2008. Annualized net charge offs represented 0.92% of average loans for the second quarter of 2008 compared to 0.41% for the first quarter of 2008. Total nonperforming loans of $289 million (1.79% of total loans) at June 30, 2008 were up from $207 million (1.31% of total loans) at March 31, 2008, attributable primarily to six commercial credits all related to the housing industry, including five construction credits totaling $51 million and a $20 million commercial credit. The allowance for loan losses to loans at June 30, 2008 was 1.42%, compared to 1.32% at March 31, 2008. See discussion under sections, “Provision for Loan Losses,” “Allowance for Loan Losses,” and “Nonperforming Loans and Other Real Estate Owned.”
Noninterest income for the second quarter of 2008 increased $4.0 million (5%) to $86.6 million versus first quarter 2008. Core fee-based revenues of $68.5 million were up $7.2 million (12%) over first quarter 2008, including increases in service charges on deposit accounts (primarily due to higher nonsufficient funds / overdraft fees given a moderate fee increase late in first quarter 2008) and card-based and other nondeposit fees (primarily due to higher card use fees). Net mortgage banking was down $1.6 million versus first quarter 2008, predominantly due to $5.4 million lower gains on sales and related income (with the first quarter of 2008 including a $2.1 million favorable adjustment attributable to the January 2008 adoption of SAB 109 which allowed the inclusion of the estimated fair value of future net cash flows related to servicing rights/servicing fees in the estimated fair value of certain mortgage derivatives and mortgage loans held for sale), and $3.8 million lower mortgage servicing rights expense (with second quarter 2008 including a $1.8 million valuation recovery versus a $2.2 million addition to the valuation reserve for first quarter 2008). All other noninterest income categories combined were $12.7 million, down $1.7 million compared to the first quarter of 2008. The most notable items of the all other noninterest income categories for second quarter 2008 included: a $1.1 million increase in customer derivative revenue, a $0.9 million net increase in various other revenues (such as ATM fees and international banking income), and $1.4 million in net losses on investment and asset sales combined (with $0.7 million due to other-than-temporary impairment write-downs on various equity securities). Notable items within the all other noninterest income categories for first quarter 2008 included: $4.7 million in gains related to Visa matters recorded in other income (also see section “Noninterest Income”), a $0.8 million gain on an ownership interest divestiture recorded in other income, and $3.4 million in net losses on investment and asset sales combined (primarily due to $2.9 million other-than-temporary impairment write-downs on various equity securities).
On a sequential quarter basis, noninterest expense decreased $0.5 million to $135.8 million in the second quarter of 2008, with personnel expense up $2.4 million (3%) and nonpersonnel expenses combined down $2.9 million (5%). The $2.4 million increase in personnel expense was primarily due to a $1.3 million increase in salaries (given timing of annual merit increases), and a $1.2 million increase in overtime (primarily related to system conversion needs). Occupancy decreased $1.2 million, due to lower snowplowing and utilities costs. Data processing was up $1.1 million, with first quarter 2008 benefiting from a negotiated refund. Other expense (as shown in Table 13) was down $3.0 million (10%) compared to the first quarter of 2008, primarily attributable to a $2.0 million charge in the first quarter of 2008 to increase the reserve for losses on unfunded commitments.
Income tax expense for the second quarter of 2008 was $17.2 million compared to $22.0 million for first quarter 2008. The decrease in tax expense was primarily due to lower pre-tax income and the first quarter of 2008 included a $4.4 million net reduction to income tax expense related to the resolution of certain tax matters, changes in the estimated exposure of uncertain tax positions, and a valuation allowance adjustment to certain deferred tax assets.

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
In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An Interpretation of FASB Statement No. 60” (“SFAS 163”). This statement requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Expanded disclosures about financial guarantee insurance contracts are also required by this statement. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 31, 2008. The Corporation will adopt SFAS 163 at the beginning of 2009 as required and is in the process of assessing the impact on its results of operations, financial position, and liquidity.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement makes the hierarchy explicitly and directly applicable to preparers of financial statements, a step that recognizes preparers’ responsibilities for selecting the accounting principles for their financial statements. SFAS 162 provides for slight modifications to the current hierarchy in place by adding FASB Staff Positions, Statement 133 Implementation Issues, and EITF D-Topics to it. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s (“SEC”) approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The amendments to AU Section 411 will be approved in conjunction with new Auditing Standard 6, which was issued by the PCAOB in January of 2008, but has yet to be approved by the SEC. The Corporation will adopt SFAS 162 when required.
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
In June 2008, the FASB ratified the consensus reached by the EITF in Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). This issue requires companies with (1) options or warrants on their own shares, including market-based employee stock option valuation instruments, (2) forward contracts on their own shares, including forward contracts entered into as part of an accelerated share repurchase program; and (3) convertible debt instruments and convertible preferred stock to evaluate whether an instrument (or embedded feature) is indexed to its own stock. In order to complete this evaluation, EITF 07-5 requires companies to use a two-step approach, in which companies must first evaluate any contingencies, and then evaluate the instrument’s settlement provisions. By meeting the requirements set forth in these two steps, an instrument will be considered indexed to its own stock and exempt from the application of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). EITF 07-5 also determined equity-linked financial instruments whose strike price is denominated in a currency other than the issuer’s functional currency is not considered indexed to its own stock. Further, employee stock option valuation instruments were determined to generally be accounted for as derivatives under SFAS 133. EITF 07-5 will be effective for fiscal years beginning after December 15, 2008. The Corporation will adopt EITF 07-5 at the beginning of 2009 as required and is in the process of assessing the impact on its results of operations, financial position, and liquidity.
In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Transactions Are Participating Securities” (“FSP EITF 03-6-1”). The FASB determined in this FSP that all outstanding unvested share-based payment awards with rights to nonforfeitable dividends are considered participating securities. Because they are considered participating securities, FSP EITF 03-6-1 requires companies to apply the two-class method of computing basic and diluted EPS. This FSP is effective for fiscal years beginning after December 15, 2008. The Corporation will adopt FSP EITF 03-6-1 at the beginning of 2009 as required and is in the process of assessing the impact on its results of operations, financial position, and liquidity.
In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This FSP amends the list of factors companies should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets.” In addition to the amendment of the list of factors that companies should consider, FSP 142-3 requires additional disclosures for recognized intangible assets to help financial statement users understand the extent to which expected future cash flows associated with intangible assets are affected by the company’s intent or ability to renew or extend the arrangement associated with the intangible asset. While the guidance on determining useful lives is only applicable to intangible assets acquired after the FSP’s effective date, the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and after, the FSP’s effective date. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Corporation will adopt FSP 142-3 in 2009 as required and is in the process of assessing the impact on its results of operations, financial position, and liquidity.

Subsequent Events
On July 14, 2008, the Board of Directors declared a $0.32 per share dividend payable on August 15, 2008, to shareholders of record as of August 7, 2008. This cash dividend has not been reflected in the accompanying consolidated financial statements.
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
As of June 30, 2008, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2008. No changes were made to the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act of 1934) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Following are the Corporation’s monthly common stock purchases during the second quarter of 2008. For a discussion of the common stock repurchase authorizations and repurchases during the period, see section “Capital” included under Part I Item 2 of this document.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price	Part of Publicly	Be Purchased Under
Period	Shares Purchased	Paid per Share	Announced Plans	the Plan

April 1- April 30, 2008	3,240	$28.39	—	—
May 1 - May 31, 2008	—	—	—	—
June 1 - June 30, 2008	—	—	—	—

Total	3,240	$28.39	—	—

During the second quarter of 2008, the Corporation repurchased shares for minimum tax withholding settlements on equity compensation. The effect to the Corporation of this transaction was an increase in treasury stock and a decrease in cash of approximately $92,000 in the second quarter of 2008.

ITEM 4: Submission of Matters to a Vote of Security Holders
     (a) The corporation held its Annual Meeting of Shareholders on April 23, 2008. Proxies were solicited by corporation management pursuant to Regulation 14A under the Securities Exchange Act of 1934.
     (b) Directors elected at the Annual Meeting were Paul S. Beideman, Ruth M. Crowley, Robert C. Gallagher, William R. Hutchinson, Eileen A. Kamerick, Richard T. Lommen, John C. Meng, Carlos E. Santiago, and John C. Seramur.
     (c) The matters voted upon and the results of the voting were as follows:
(i) Election of the below-named nominees to the Board of Directors of the Corporation:

	FOR	WITHHELD
By Nominee:
Paul S. Beideman	109,117,628	1,661,380
Ruth M. Crowley	109,148,753	1,630,255
Robert C. Gallagher	88,687,567	22,091,440
William R. Hutchinson	109,323,872	1,455,136
Eileen A. Kamerick	109,068,797	1,710,211
Richard T. Lommen	109,528,797	1,250,211
John C. Meng	109,161,725	1,617,283
Carlos E. Santiago	109,078,264	1,700,743
John C. Seramur	108,959,741	1,819,267
Nominees were elected, with an average of 96.50% of shares voted cast in favor.
(ii) Ratification of the selection of KPMG LLP as independent registered public accounting firm of Associated for the year ending December 31, 2008.

FOR	AGAINST	ABSTAIN
108,465,469	1,704,222	609,312
Matter approved by shareholders with 97.91% of shares voted cast in favor of the proposal.
     (d) Not applicable

ITEM 6. Exhibits

(a)	Exhibits:

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

ASSOCIATED BANC-CORP
(Registrant)

Date: August 6, 2008	/s/ Paul S. Beideman Paul S. Beideman
Chairman and Chief Executive Officer

Date: August 6, 2008	/s/ Joseph B. Selner

Joseph B. Selner
Chief Financial Officer