Form 10-Q
period 2008-09-30
ASSOCIATED BANC-CORP
filed 2008-11-05
CIK 7789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of registrant’s common stock, par value $0.01 per share, at October 31, 2008, was 127,712,337.

ASSOCIATED BANC-CORP

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements:
ASSOCIATED BANC-CORP
Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
	(In Thousands, except share data)
ASSETS
Cash and due from banks	$623,132	$553,031
Interest-bearing deposits in other financial institutions	12,288	11,671
Federal funds sold and securities purchased under agreements to resell	60,655	22,447
Investment securities available for sale, at fair value	3,616,817	3,543,019
Loans held for sale	40,912	94,441
Loans	16,272,487	15,516,252
Allowance for loan losses	(246,189)	(200,570)

Loans, net	16,026,298	15,315,682
Premises and equipment, net	188,817	197,446
Goodwill	929,168	929,168
Other intangible assets, net	90,138	92,220
Other assets	899,169	832,958

Total assets	$22,487,394	$21,592,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$2,545,779	$2,661,078
Interest-bearing deposits, excluding brokered certificates of deposit	11,120,281	10,903,198
Brokered certificates of deposit	579,607	409,637

Total deposits	14,245,667	13,973,913
Short-term borrowings	4,106,015	3,226,787
Long-term funding	1,561,722	1,864,771
Accrued expenses and other liabilities	209,743	196,907

Total liabilities	20,123,147	19,262,378

Stockholders’ equity
Preferred stock (Par value $1.00 per share, authorized 750,000 shares, no shares issued)	—	—
Common stock (Par value $0.01 per share, authorized 250,000,000 shares, issued 127,985,348 and 127,753,608 shares, respectively)	1,280	1,278
Surplus	1,051,976	1,040,694
Retained earnings	1,321,323	1,305,136
Accumulated other comprehensive loss	(10,332)	(2,498)
Treasury stock, at cost (0 and 428,910 shares, respectively)	—	(14,905)

Total stockholders’ equity	2,364,247	2,329,705

Total liabilities and stockholders’ equity	$22,487,394	$21,592,083

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In Thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$229,001	$283,330	$721,781	$834,272
Interest and dividends on investment securities and deposits in other financial institutions:
Taxable	32,209	31,140	95,439	92,249
Tax exempt	9,887	9,924	29,922	29,503
Interest on federal funds sold and securities purchased under agreements to resell	279	214	698	721

Total interest income	271,376	324,608	847,840	956,745
INTEREST EXPENSE
Interest on deposits	61,743	104,596	206,904	304,675
Interest on short-term borrowings	23,958	31,548	76,494	102,154
Interest on long-term funding	19,158	25,391	60,076	70,322

Total interest expense	104,859	161,535	343,474	477,151

NET INTEREST INCOME	166,517	163,073	504,366	479,594
Provision for loan losses	55,011	8,733	137,014	19,008

Net interest income after provision for loan losses	111,506	154,340	367,352	460,586
NONINTEREST INCOME
Trust service fees	10,020	10,886	30,172	31,906
Service charges on deposit accounts	33,609	26,609	87,422	75,176
Card-based and other nondeposit fees	12,517	12,436	36,243	35,470
Retail commission income	14,928	15,476	47,047	46,728
Mortgage banking, net	3,571	3,006	15,911	22,252
Bank owned life insurance income	5,235	4,650	15,093	13,179
Asset sale gains (losses), net	573	2,220	(614)	4,545
Investment securities gains (losses), net	(13,585)	1,879	(17,243)	8,989
Other	8,455	7,758	30,545	20,863

Total noninterest income	75,323	84,920	244,576	259,108
NONINTEREST EXPENSE
Personnel expense	78,395	76,617	232,104	226,941
Occupancy	12,037	11,967	37,327	34,875
Equipment	5,088	4,440	14,338	13,088
Data processing	7,634	7,991	23,005	23,501
Business development and advertising	5,175	4,830	15,353	14,303
Other intangible asset amortization expense	1,568	1,979	4,705	5,358
Other	26,680	26,185	81,878	76,723

Total noninterest expense	136,577	134,009	408,710	394,789

Income before income taxes	50,252	105,251	203,218	324,905
Income tax expense	12,483	33,510	51,625	103,944

NET INCOME	$37,769	$71,741	$151,593	$220,961

Earnings per share:
Basic	$0.30	$0.57	$1.19	$1.73
Diluted	$0.30	$0.56	$1.19	$1.72
Average shares outstanding:
Basic	127,553	126,958	127,428	127,513
Diluted	127,711	127,847	127,843	128,638
See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

				Accumulated
				Other
	Common		Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
	(In Thousands, except per share data)

Balance, December 31, 2006	$1,304	$1,120,934	$1,189,658	$(16,453)	$(49,950)	$2,245,493
Comprehensive income:
Net income	—	—	220,961	—	—	220,961
Other comprehensive income	—	—	—	4,474	—	4,474

Comprehensive income						225,435

Cash dividends, $0.91 per share	—	—	(116,511)	—	—	(116,511)
Common stock issued:
Business combination	14	46,486	—	—	—	46,500
Stock-based compensation plans, net	—	531	(12,756)	—	31,454	19,229
Purchase of common stock	(40)	(133,820)	—	—	—	(133,860)
Stock-based compensation, net	—	3,131	—	—	—	3,131
Tax benefit of stock options	—	1,765	—	—	—	1,765

Balance, September 30, 2007	$1,278	$1,039,027	$1,281,352	$(11,979)	$(18,496)	$2,291,182

Balance, December 31, 2007	$1,278	$1,040,694	$1,305,136	$(2,498)	$(14,905)	$2,329,705
Adjustment for adoption of EITFs 06-4 and 06-10	—	—	(2,515)	—	—	(2,515)

Balance, January 1, 2008, as adjusted	$1,278	$1,040,694	$1,302,621	$(2,498)	$(14,905)	$2,327,190
Comprehensive income:
Net income	—	—	151,593	—	—	151,593
Other comprehensive loss	—	—	—	(7,834)	—	(7,834)

Comprehensive income						143,759

Cash dividends, $0.95 per share	—	—	(121,368)	—	—	(121,368)
Common stock issued:
Stock-based compensation plans, net	2	4,045	(11,523)	—	14,905	7,429
Stock-based compensation, net	—	5,235	—	—	—	5,235
Tax benefit of stock options	—	2,002	—	—	—	2,002

Balance, September 30, 2008	$1,280	$1,051,976	$1,321,323	$(10,332)	$—	$2,364,247

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2008	2007
	($ in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$151,593	$220,961
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	137,014	19,008
Depreciation and amortization	21,094	18,425
Recovery of valuation allowance on mortgage servicing rights, net	(410)	(2,737)
Amortization of mortgage servicing rights	11,870	13,067
Amortization of other intangible assets	4,705	5,358
Amortization and accretion on earning assets, funding, and other, net	4,619	4,554
Tax benefit from exercise of stock options	2,002	1,765
Excess tax benefit from stock-based compensation	(765)	(1,851)
(Gain) loss on sales of investment securities, net and impairment write-downs	17,243	(8,989)
(Gain) loss on sales of assets, net	614	(4,545)
Gain on mortgage banking activities, net	(12,395)	(16,433)
Mortgage loans originated and acquired for sale	(1,166,530)	(1,147,962)
Proceeds from sales of mortgage loans held for sale	1,215,990	1,153,080
(Increase) decrease in interest receivable	11,308	(2,136)
Decrease in interest payable	(12,226)	(6,210)
Net change in other assets and other liabilities	(8,001)	(7,935)

Net cash provided by operating activities	377,725	237,420

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(905,742)	(68,241)
Purchases of:
Investment securities	(1,098,962)	(1,201,997)
Premises, equipment, and software, net of disposals	(23,012)	(24,820)
Other assets	(7,068)	(9,377)
Proceeds from:
Sales of investment securities	3,550	33,755
Calls and maturities of investment securities	992,702	1,139,359
Sales of other assets	34,469	363,220
Net cash paid in business combination	—	(33,799)

Net cash provided by (used in) investing activities	(1,004,063)	198,100

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	271,754	(418,592)
Net cash paid in sales of branch deposits	—	(40,420)
Net increase in short-term borrowings	879,228	294,840
Repayment of long-term funding	(528,365)	(653,181)
Proceeds from issuance of long-term funding	225,821	510,000
Cash dividends	(121,368)	(116,511)
Proceeds from exercise of incentive stock options	7,429	19,229
Excess tax benefit from stock-based compensation	765	1,851
Purchase of common stock	—	(133,860)

Net cash provided by (used in) financing activities	735,264	(536,644)

Net increase (decrease) in cash and cash equivalents	108,926	(101,124)
Cash and cash equivalents at beginning of period	587,149	482,036

Cash and cash equivalents at end of period	696,075	$380,912

Supplemental disclosures of cash flow information:
Cash paid for interest	$355,699	$483,361
Cash paid for income taxes	68,882	101,813
Loans and bank premises transferred to other real estate owned	39,890	17,904
Capitalized mortgage servicing rights	14,250	13,198
Acquisitions:
Fair value of assets acquired, including cash and cash equivalents	$—	$422,600
Value ascribed to intangibles	—	64,341
Liabilities assumed	—	329,400
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
NOTE 3: New Accounting Pronouncements Adopted
In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement permits companies to choose, at specified election dates, to measure several financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The decision about whether to elect the fair value option is generally applied on an instrument by instrument basis, is applied only to an entire instrument, and is irrevocable. Once companies elect the fair value option for an item, SFAS 159 requires unrealized gains and losses on it to be reported in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons (a) between companies that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of a company that selects different measurement attributes for similar assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. At January 1, 2008, the Corporation did not elect the fair value option for any financial instrument not currently required to be measured at fair value.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). According to SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability by establishing a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value measurements must then be disclosed separately by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Corporation adopted SFAS 157 as required at the beginning of 2008, with no material impact at adoption on its results of operations, financial position, and liquidity. Relative to SFAS 157, in February 2008, the FASB issued FASB Staff Positions (“FSP”) No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” (“FSP 157-1”) which removed leasing transactions accounted for under Statement 13 from the scope of SFAS 157, and FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” (“FSP 157-2”), which delays the effective date of SFAS 157 for all nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active, and applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS 157. It amends SFAS 157 by including an illustrative example, which provides guidance in determining the fair value of a financial asset when the market for that asset is not active. FSP 157-3 is effective upon issuance, and includes prior periods for which financial statements have not been issued. The Corporation adopted FSP 157-3 for third quarter 2008 with no material impact on its results of operations, financial position, and liquidity. See Note 13, “Fair Value Measurements” for additional disclosures.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In Thousands, except per share data)

Net income	$37,769	$71,741	$151,593	$220,961

Weighted average shares outstanding	127,553	126,958	127,428	127,513
Effect of dilutive stock awards and unsettled share repurchases	158	889	415	1,125

Diluted weighted average shares outstanding	127,711	127,847	127,843	128,638

Basic earnings per share	$0.30	$0.57	$1.19	$1.73

Diluted earnings per share	$0.30	$0.56	$1.19	$1.72

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
Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock option represents the period of time that stock options are expected to be outstanding and is estimated using historical data of stock option exercises and forfeitures. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the historical volatility of the Corporation’s stock. The following assumptions were used in estimating the fair value for options granted in the first nine months of 2008 and full year 2007:

	2008	2007

Dividend yield	5.08%	3.45%
Risk-free interest rate	2.79%	4.80%
Expected volatility	20.82%	19.28%
Weighted average expected life	6 yrs	6 yrs
Weighted average per share fair value of options	$2.72	$5.99
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
A summary of the Corporation’s stock option activity for the year ended December 31, 2007 and for the nine months ended September 30, 2008, is presented below.

		Weighted Average	Weighted Average Remaining	Aggregate Intrinsic Value
Stock Options	Shares	Exercise Price	Contractual Term	(000s)

Outstanding at December 31, 2006	6,466,482	$25.91
Granted	1,091,645	33.72
Exercised	(974,440)	23.05
Forfeited	(264,274)	32.48

Outstanding at December 31, 2007	6,319,413	$27.43	5.78	$(2,136)

Options exercisable at December 31, 2007	5,289,288	$26.22	5.14	$4,603

Outstanding at December 31, 2007	6,319,413	$27.43
Granted	1,199,790	24.58
Exercised	(461,352)	18.57
Forfeited	(366,833)	30.65

Outstanding at September 30, 2008	6,691,018	$27.35	6.00	$(49,524)

Options exercisable at September 30, 2008	4,915,524	$27.22	4.92	$(35,735)

The following table summarizes information about the Corporation’s nonvested stock option activity for the year ended December 31, 2007, and for the nine months ended September 30, 2008.

		Weighted Average
Stock Options	Shares	Grant Date Fair Value

Nonvested at December 31, 2006	384,706	$6.40
Granted	1,091,645	5.99
Vested	(333,376)	6.31
Forfeited	(112,850)	6.07

Nonvested at December 31, 2007	1,030,125	$6.03

Granted	1,199,790	2.72
Vested	(337,118)	6.11
Forfeited	(117,303)	4.81

Nonvested at September 30, 2008	1,775,494	$3.87

For the nine months ended September 30, 2008 and the year ended December 31, 2007, the intrinsic value of stock options exercised was $3.3 million and $9.6 million, respectively. (Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option.) During the first nine months of 2008, $8.6 million was received for the exercise of stock options. The total fair value of stock options that vested was $2.1 million for the first nine months of 2008 and $2.1 million for the year ended December 31, 2007. For the nine months ended September 30, 2008 and 2007, the Corporation recognized compensation expense of $2.2 million and $1.7 million, respectively, for the vesting of stock options. For the full year 2007, the Corporation recognized compensation expense of $2.2 million for the vesting of stock options. At September 30, 2008, the Corporation had $4.8 million of unrecognized compensation expense related to stock options that is expected to be recognized over the remaining contractual terms that extend predominantly through fourth quarter 2010.

The following table summarizes information about the Corporation’s restricted stock shares activity for the year ended December 31, 2007, and for the nine months ended September 30, 2008.

		Weighted Average
Restricted Stock	Shares	Grant Date Fair Value

Outstanding at December 31, 2006	127,900	$32.11
Granted	118,250	33.70
Vested	(45,716)	31.64
Forfeited	(35,594)	33.19

Outstanding at December 31, 2007	164,840	$33.14

Granted	248,400	24.77
Vested	(68,054)	32.54
Forfeited	(6,039)	33.79

Outstanding at September 30, 2008	339,147	$27.12

The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period. Expense for restricted stock awards of approximately $3.0 million and $1.5 million was recorded for the nine months ended September 30, 2008 and 2007, respectively, while expense for restricted stock awards of approximately $2.0 million was recognized for the full year 2007. The Corporation had $6.2 million of unrecognized compensation costs related to restricted stock shares at September 30, 2008, that is expected to be recognized over the remaining contractual terms that extend predominantly through fourth quarter 2010.
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
NOTE 6: Investment Securities
The amortized cost and fair values of investment securities available for sale were as follows.

	September 30, 2008	December 31, 2007
	($ in Thousands)
Amortized cost	$3,615,117	$3,528,402
Gross unrealized gains	27,565	28,208
Gross unrealized losses	(25,865)	(13,591)

Fair value	$3,616,817	$3,543,019

The following represents gross unrealized losses and the related fair value of investment securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2008.

	Less than 12 months		12 months or more		Total
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	($ in Thousands)
September 30, 2008:
Federal agency securities	$(69)	$20,115	$—	$—	$(69)	$20,115

Obligations of state and political subdivisions	(4,589)	159,421	(569)	29,913	(5,158)	189,334
Mortgage-related securities	(15,050)	392,995	(4,956)	363,728	(20,006)	756,723
Other securities (debt and equity)	(499)	3,236	(133)	1,754	(632)	4,990

Total	$(20,207)	$575,767	$(5,658)	$395,395	$(25,865)	$971,162

Based on the Corporation’s evaluation, management does not believe any individual unrealized loss at September 30, 2008 represents an other-than-temporary impairment as these unrealized losses are primarily attributable to changes in interest rates and the current volatile market conditions, and not credit deterioration. The unrealized losses reported for mortgage-related securities relate to non-agency backed collateralized mortgage obligations as well as mortgage-backed securities issued by government agencies such as the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). The Corporation currently has both the intent and ability to hold the securities contained in the previous table for a time necessary to recover the amortized cost.
During the first nine months of 2008, the Corporation owned certain debt (trust preferred) and equity (common and preferred stock) securities that were determined to be other-than-temporarily impaired, resulting in $17.2 million of write-downs against earnings. The write-downs recognized in 2008 included $7.7 million and $4.6 million related to the FHLMC and FNMA preferred stock securities, respectively, a $3.5 million write-down on two trust preferred debt securities, and $1.4 million on three common equity securities. At September 30, 2008, the remaining carrying values were $1.0 million for the FHLMC and FNMA preferred stock securities combined, $5.0 million for the two trust preferred debt securities, and $0.4 million for the three common equity securities. During fourth quarter 2007, a common stock security was determined to have an other-than-temporary impairment that resulted in a write-down on the security of $0.9 million.
The write-downs of the FHLMC and FNMA preferred stock securities in the third quarter of 2008 resulted from action taken by the U.S. Treasury Department and Federal Housing Finance Authority to place FHLMC and FNMA into conservatorship. Part of this action was to capitalize both FHLMC and FNMA via a $100 billion contribution by the U.S. Treasury Department, in exchange for senior ranking preferred stock. This new preferred stock is the only class of shares eligible for dividend payment during the conservatorship, thereby eliminating dividend payments for the preferred stock securities held by the Corporation. Announcement of the provisions of the conservatorship triggered an immediate and significant decline in value for current preferred stock shareholders of FHLMC and FNMA, and the Corporation determined an other-than-temporary impairment write-down was necessary.
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

NOTE 7: Goodwill and Other Intangible Assets
Goodwill: Goodwill is not amortized, but is subject to impairment tests on at least an annual basis. The Corporation conducts its impairment testing annually in May and no impairment recognition was necessary in 2007 or through September 30, 2008. At September 30, 2008, goodwill of $907 million was assigned to the banking segment and goodwill of $22 million was assigned to the wealth management segment. The $58 million increase to goodwill during 2007 was attributable to the June 2007 acquisition of First National Bank of Hudson (“First National Bank”). The change in the carrying amount of goodwill was as follows.

	At or for the	At or for the
	Nine months ended	Year ended
	September 30, 2008	December 31, 2007
	($ in Thousands)
Goodwill:
Balance at beginning of period	$929,168	$871,629
Goodwill acquired, net of adjustments	—	57,539

Balance at end of period	$929,168	$929,168

Other Intangible Assets: The Corporation has other intangible assets that are amortized, consisting of core deposit intangibles, other intangibles (primarily related to customer relationships acquired in connection with the Corporation’s insurance agency acquisitions), and mortgage servicing rights. The core deposit intangibles and mortgage servicing rights are assigned to the banking segment, while other intangibles of $11 million are assigned to the wealth management segment and $1 million are assigned to the banking segment as of September 30, 2008.
For core deposit intangibles and other intangibles, changes in the gross carrying amount, accumulated amortization, and net book value were as follows.

	At or for the	At or for the
	Nine months ended	Year ended
	September 30, 2008	December 31, 2007
	($ in Thousands)
Core deposit intangibles:
Gross carrying amount	$47,748	$47,748
Accumulated amortization	(24,019)	(20,580)

Net book value	$23,729	$27,168

Additions during the period (1)	$—	$4,385
Amortization during the period	(3,439)	(4,882)

Other intangibles: (2)
Gross carrying amount	$20,433	$22,370
Accumulated amortization	(8,001)	(8,505)

Net book value	$12,432	$13,865

Additions during the period (3)	$—	$1,150
Deductions during the period (4)	(167)	—
Amortization during the period	(1,266)	(2,234)

(1)	The $4 million addition was attributable to the June 2007 acquisition of First National Bank.

(2)	Other intangibles of $1.8 million were fully amortized during 2007 and have been removed from both the gross carrying amount and the accumulated amortization for 2008.

(3)	The $1 million addition was attributable to the value of check processing contracts purchased in June 2007.

(4)	The $0.2 million deduction was the write-off of unamortized customer list intangible related to the sale of third party administration business contracts.
Mortgage servicing rights are carried in the consolidated balance sheets at the lower of amortized cost (i.e., initial capitalized amount, net of accumulated amortization) or estimated fair value, as the Corporation has not elected to subsequently measure any class of mortgage servicing rights under the fair value measurement method. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income, and assessed for impairment at each reporting date. A valuation allowance is established through a charge to earnings to the extent the carrying value of the mortgage servicing rights exceeds the estimated fair value by stratification. An other-than-temporary impairment is recognized as a direct write-down of the mortgage servicing rights asset and the related valuation allowance (to the extent a valuation reserve is available) and then against earnings. At September 30, 2008 and December 31, 2007, the fair value of the mortgage servicing rights was $68.5 million and $62.8 million, respectively. See Note 13, “Fair Value Measurements,” which further discusses fair value measurement relative to the mortgage servicing rights asset.
Mortgage servicing rights expense is a component of mortgage banking, net, in the consolidated statements of income. For the nine months ended September 30, 2008, the $11.5 million mortgage servicing rights expense included $11.9 million of base amortization and a $0.4 million recovery to the valuation allowance, while for the nine months ended September 30, 2007, the $10.3 million mortgage servicing rights expense included $13.0 million base amortization, net of a $2.7 million recovery to the valuation allowance. The $16.7 million mortgage servicing rights expense for full year 2007 was comprised of $18.1 million of base amortization and a $1.4 million recovery to the valuation allowance.
A summary of changes in the balance of the mortgage servicing rights asset and the mortgage servicing rights valuation allowance was as follows.

	At or for the	At or for the
	Nine months ended	Year ended
	September 30, 2008	December 31, 2007
	($ in Thousands)
Mortgage servicing rights:
Mortgage servicing rights at beginning of period	$54,819	$71,694
Additions (1)	14,250	19,553
Sale of servicing (2)	—	(18,269)
Amortization	(11,870)	(18,067)
Other-than-temporary impairment	—	(92)

Mortgage servicing rights at end of period	$57,199	$54,819

Valuation allowance at beginning of period	(3,632)	(5,074)
(Additions) / Recoveries, net	410	1,350
Other-than-temporary impairment	—	92

Valuation allowance at end of period	(3,222)	(3,632)

Mortgage servicing rights, net	$53,977	$51,187

Portfolio of residential mortgage loans serviced for others (“Servicing portfolio”)(2) (3)	$6,596,000	$6,403,000
Mortgage servicing rights, net to Servicing portfolio	0.82%	0.80%
Mortgage servicing rights expense (4)	$11,460	$16,717

(1)	Included in the December 31, 2007, additions to mortgage servicing rights was $2.4 million from First National Bank at acquisition.

(2)	In 2007, the Corporation sold approximately $2.7 billion of its mortgage portfolio serviced for others with a carrying value of $18.3 million at an $8.6 million gain, of which $8.5 million gain is related to the first nine months of 2007 and included in mortgage banking, net, in the consolidated statements of income.

(3)	Included in the December 31, 2007, portfolio of residential mortgage loans serviced for others was $0.3 billion from First National Bank at acquisition.

(4)	Includes the amortization of mortgage servicing rights and additions/recoveries to the valuation allowance of mortgage servicing rights, and is a component of mortgage banking, net in the consolidated statements of income.

The following table shows the estimated future amortization expense for amortizing intangible assets. The projections of amortization expense for the next five years are based on existing asset balances, the current interest rate environment, and prepayment speeds as of September 30, 2008. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

	Core Deposit	Other	Mortgage Servicing
Estimated amortization expense:	Intangibles	Intangibles	Rights
		($ in Thousands)

Three months ending December 31, 2008	$1,100	$400	$3,900
Year ending December 31, 2009	4,100	1,400	13,900
Year ending December 31, 2010	3,700	1,200	11,300
Year ending December 31, 2011	3,700	1,000	9,100
Year ending December 31, 2012	3,200	1,000	6,700
Year ending December 31, 2013	3,100	900	4,800

NOTE 8: Long-term Funding
Long-term funding (funding with original contractual maturities greater than one year) was as follows.

	September 30,	December 31,
	2008	2007
	($ in Thousands)

Federal Home Loan Bank advances	$1,018,188	$1,096,685
Bank notes	—	250,000
Repurchase agreements	100,000	100,000
Subordinated debt, net	225,011	199,462
Junior subordinated debentures, net	216,346	216,465
Other borrowed funds	2,177	2,159

Total long-term funding	$1,561,722	$1,864,771

Federal Home Loan Bank advances: Long-term advances from the Federal Home Loan Bank (“FHLB”) had maturities through 2020 and had weighted-average interest rates of 4.03% at September 30, 2008, compared to 4.51% at December 31, 2007. These advances had a combination of fixed and variable contractual rates, of which, 29% were variable at September 30, 2008, while 27% were variable at December 31, 2007. In September 2007, the Corporation entered into an interest rate swap to hedge the interest rate risk in the cash flows of a $200 million variable rate, long-term FHLB advance. The fair value of the derivative was a $1.7 million loss at September 30, 2008, and a $2.0 million loss at December 31, 2007.
Bank notes: The long-term bank notes matured during the second quarter of 2008. These notes had a weighted-average interest rate of 5.19% at December 31, 2007 and were 100% variable rate.
Repurchase agreements: The long-term repurchase agreements had maturities through 2010 and had weighted-average interest rates of 4.48% at September 30, 2008, and 4.38% at December 31, 2007. These repurchase agreements were 100% variable rate for all periods presented.
Subordinated debt: In September 2008, the Corporation issued $26 million of 10-year subordinated debt, and in August 2001, the Corporation issued $200 million of 10-year subordinated debt. The subordinated notes were each issued at a discount, and the September 2008 debt has a fixed coupon interest rate of 9.25%, while the August 2001 debt has a fixed coupon interest rate of 6.75%. Subordinated debt qualifies under the risk-based capital guidelines as Tier 2 supplementary capital for regulatory purposes, and is subject to be discounted according to regulations when the debt has five years or less remaining to maturity.

Junior subordinated debentures: The Corporation has $180.4 million of junior subordinated debentures (“ASBC Debentures”), which carry a fixed rate of 7.625% and mature on June 15, 2032. Beginning May 30, 2007, the Corporation has had the right to redeem the ASBC Debentures, at par. During 2002, the Corporation entered into interest rate swaps to hedge the interest rate risk on the ASBC Debentures. These interest rate swaps were called during the first quarter of 2008. Accordingly, the fair value of the derivative was zero at September 30, 2008 (as the swaps were terminated), compared to a $0.1 million loss at December 31, 2007, and the $0.8 million fair value gain on the debt at the time the swaps were terminated is being amortized to interest expense over the remaining life of the debt. The carrying value of the ASBC Debentures was $179.6 million at September 30, 2008. With its October 2005 acquisition, the Corporation acquired variable rate junior subordinated debentures at a premium (the “SFSC Debentures”), from two equal issuances (contractually $30.9 million on a combined basis), of which one pays a variable rate adjusted quarterly based on the 90-day LIBOR plus 2.80% (or 5.60% at September 30, 2008) and matures April 23, 2034, and the other which pays a variable rate adjusted quarterly based on the 90-day LIBOR plus 3.45% (or 6.25% at September 30, 2008) and matures November 7, 2032. The Corporation has the right to redeem the SFSC Debentures, at par, on April 23, 2009, and November 7, 2007, respectively, and quarterly thereafter. The carrying value of the SFSC Debentures was $36.7 million at September 30, 2008.
NOTE 9: Other Comprehensive Income
A summary of activity in accumulated other comprehensive income (loss) follows.

	Nine Months Ended		Year Ended
	September 30,	September 30,	December 31,
	2008	2007	2007
		($ in Thousands)

Net income	$151,593	$220,961	$285,752
Other comprehensive income (loss), net of tax:
Investment securities available for sale:
Net unrealized gains (losses)	(30,160)	14,632	24,607
Reclassification adjustment for net (gains) losses realized in net income	17,243	(8,989)	(8,174)
Income tax (expense) benefit	5,067	(1,890)	(5,591)

Other comprehensive income (loss) on investment securities	(7,850)	3,753	10,842
Defined benefit pension and postretirement obligations:
Prior service cost, net of amortization	356	331	46
Net gain, net of amortization	225	646	7,111
Income tax expense	(235)	(391)	(2,863)

Other comprehensive income on pension and postretirement	346	586	4,294
Derivative used in cash flow hedging relationship:
Net unrealized gains (losses)	(2,161)	225	(1,606)
Reclassification adjustment for net gains and interest expense for interest differential on derivative realized in net income	1,635	—	(366)
Income tax (expense) benefit	196	(90)	791

Other comprehensive income (loss) on cash flow hedging relationship	(330)	135	(1,181)

Total other comprehensive income (loss)	(7,834)	4,474	13,955

Comprehensive income	$143,759	$225,435	$299,707

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

NOTE 11: Derivative and Hedging Activities
The Corporation uses derivative instruments primarily to hedge the variability in interest payments or protect the value of certain assets and liabilities recorded on its consolidated balance sheet from changes in interest rates. The predominant derivative and hedging activities include interest rate swaps, interest rate caps, interest rate collars, and certain mortgage banking activities. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, interest rate swap agreements generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined from the credit ratings of each counterparty. The Corporation was required to pledge $16 million of collateral at September 30, 2008, while no collateral was required to be pledged at December 31, 2007.
The table below identifies the Corporation’s primary derivative instruments at September 30, 2008 and December 31, 2007, as well as which instruments receive hedge accounting treatment. Included in the table below for both September 30, 2008 and December 31, 2007, were customer interest rate swaps, caps, and collars for which the Corporation has mirror swaps, caps, and collars. The fair value of these customer swaps, caps, and collars and of the mirror swaps, caps, and collars is recorded net in other noninterest income in the consolidated statements of income. The net impact in the consolidated statements of income was immaterial for all periods presented. In accordance with the January 2008 adoption of SFAS 157, the Corporation recognized a $0.5 million loss at adoption attributable to the inclusion of a nonperformance / credit risk component in the fair value measurement of the customer and mirror derivatives not previously included. See Note 3, “New Accounting Pronouncements Adopted,” and Note 13, “Fair Value Measurements,” for additional information and disclosures.

	Notional	Estimated Fair	Weighted Average
	Amount	Market Value	Receive Rate	Pay Rate	Maturity
	($ in Thousands)
September 30, 2008
Swaps-receive variable / pay fixed (1)	$400,000	$(2,469)	2.72%	3.78%	25 months
Customer and mirror swaps (2)	1,635,648	—	3.39%	3.39%	60 months
Customer and mirror caps (2)	115,046	—	—	—	8 months
Customer and mirror collars (2)	54,071	—	—	—	45 months

(1)	Cash flow hedge accounting is applied on $400 million notional, of which, $200 million hedges the interest rate risk in the cash flows of a long-term, variable rate FHLB advance and $200 million hedges the interest rate risk in the cash flows of certain short-term, variable-rate borrowings.

(2)	Hedge accounting is not applied on $1.8 billion notional of interest rate swaps, caps, and collars entered into with our customers whose value changes are offset by mirror swaps, caps, and collars entered into with third parties.

	Notional	Estimated Fair	Weighted Average
	Amount	Market Value	Receive Rate	Pay Rate	Maturity
	($ in Thousands)
December 31, 2007
Swaps—receive fixed / pay variable (3)	$175,000	$(50)	7.63%	6.01%	298 months
Swaps-receive variable / pay fixed (4)	200,000	(1,972)	4.74%	4.42%	18 months
Customer and mirror swaps (5)	758,376	—	4.92%	4.92%	62 months
Customer and mirror caps (5)	42,314	—	—	—	15 months
Customer and mirror collars (5)	56,503	—	—	—	54 months

(3)	Fair value hedge accounting is applied on $175 million notional, which hedges a long-term, fixed-rate subordinated debenture.

(4)	Cash flow hedge accounting is applied on $200 million notional, which hedges the interest rate risk in the cash flows of a long-term, variable rate FHLB advance.

(5)	Hedge accounting is not applied on $857 million notional of interest rate swaps, caps, and collars entered into with our customers whose value changes are offset by mirror swaps, caps, and collars entered into with third parties.
Fair value hedges: The Corporation recognized combined ineffectiveness of $0.6 million (which increased net interest income) for full year 2007, while the combined ineffectiveness for the first nine months of 2007 was $0.1 million (which decreased net interest income), relating to the Corporation’s fair value hedges of a long-term, fixed-rate subordinated debenture. These swaps were called early in the first quarter of 2008. No components of the change in fair value of the derivatives were excluded from the assessment of hedge effectiveness in 2007.

Cash flow hedges: During the third quarter of 2008, the Corporation entered into two interest rate swap agreements which hedge the interest rate risk in the cash flows of certain short-term, variable rate borrowings. The Corporation entered into an interest rate swap which hedges the interest rate risk in the cash flows of a long-term, variable-rate FHLB advance in September 2007. These interest rate swap agreements are accounted for as cash flow hedges and the hedge effectiveness is determined using regression analysis. The ineffective portion of the cash flow hedge agreements recorded through the consolidated statements of income in the first nine months of 2008 and throughout 2007 was immaterial. No component of the change in fair value of the derivative was excluded from the assessment of hedge effectiveness. Derivative gains and losses reclassified from accumulated other comprehensive income to current period earnings are included in interest expense on short-term borrowings or long-term funding (i.e., the line items in which the hedged cash flows are recorded). At September 30, 2008, accumulated other comprehensive income included a deferred after-tax net loss of $1.5 million related to these derivatives, compared to a deferred after-tax net loss of $1.2 million at December 31, 2007. The net after-tax derivative loss included in accumulated other comprehensive income at September 30, 2008, is projected to be reclassified into net interest income in conjunction with the recognition of interest payments on the variable rate short-term borrowings through September 2011 and long-term, variable-rate FHLB advance through June 2009.
Mortgage derivatives: For the mortgage derivatives, which are not included in the table above and are not accounted for as hedges, changes in the fair value are recorded to mortgage banking, net. The fair value of the mortgage derivatives at September 30, 2008, was a net gain of $1.1 million, comprised of the net gain on commitments to fund approximately $84 million of loans to individual borrowers and the net gain on commitments to sell approximately $116 million of loans to various investors. The fair value of the mortgage derivatives at December 31, 2007, was a net loss of $1.1 million, comprised of the net loss on commitments to fund approximately $118 million of loans to individual borrowers and the net loss on commitments to sell approximately $199 million of loans to various investors. The increase in the fair value of the mortgage derivatives since year-end 2007 was primarily attributable to the adoption of SAB 109. See Note 3, “New Accounting Pronouncements Adopted,” for additional information regarding the impact of SAB 109 at adoption.
Foreign currency derivatives: The Corporation provides limited foreign exchange services to customers. The Corporation may enter into a foreign currency forward to mitigate the exchange rate risk attached to the cash flows of a loan or as an offsetting contract to a forward entered into as a service to our customer. At September 30, 2008, the Corporation had $13 million in notionals of foreign currency forwards related to loans, and $38 million in notionals of foreign currency forwards related to customer transactions (with mirror foreign currency forwards of $38 million), which on a combined basis had a fair value of $0.7 million net gain. At December 31, 2007, the Corporation had $10 million in notionals of foreign currency forwards related to loans, and $5 million in notionals of foreign currency forwards related to customer transactions (with mirror foreign currency forwards of $5 million), which on a combined basis had a fair value of $0.3 million net gain.
NOTE 12: Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related and other commitments (see below) and derivative instruments (see Note 11, “Derivative and Hedging Activities”).
Lending-related Commitments
As a financial services provider, the Corporation routinely enters into commitments to extend credit. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Corporation, with each customer’s creditworthiness evaluated on a case-by-case basis. The commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Corporation’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of those instruments. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the customer. Since a significant portion of commitments to extend credit are nonbinding or may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. As of September 30, 2008 and December 31, 2007, the Corporation had a reserve for losses on unfunded commitments totaling $3 million and $1 million, respectively, included in other liabilities on the consolidated balance sheets.

Lending-related commitments include commitments to extend credit, commitments to originate residential mortgage loans held for sale, commercial letters of credit, and standby letters of credit. Commitments to extend credit are agreements to lend to customers at predetermined interest rates as long as there is no violation of any condition established in the contracts. Commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments, and the fair value of these commitments is recorded on the consolidated balance sheets. The Corporation’s derivative and hedging activity is further described in Note 11, “Derivative and Hedging Activities”. Commercial and standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and the third party, while standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party.

	September 30, 2008	December 31, 2007
	($ in Thousands)
Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale (1) (2)	$5,203,358	$6,603,204
Commercial letters of credit (1)	33,003	30,495
Standby letters of credit (3)	573,328	628,760

(1)	These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and thus are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and is not material at September 30, 2008 or December 31, 2007.

(2)	Commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 11, “Derivative and Hedging Activities”.

(3)	The Corporation has established a liability of $3.7 million at both September 30, 2008 and December 31, 2007, respectively, as an estimate of the fair value of these financial instruments.
Other Commitments
The Corporation has principal investment commitments to provide capital-based financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in low-income housing, small-business commercial real estate, and historic tax credit projects to promote the revitalization of low-to-moderate-income neighborhoods throughout the local communities of its bank subsidiary. As a limited partner in these unconsolidated projects, the Corporation is allocated tax credits and deductions associated with the underlying projects. The aggregate carrying value of all these investments at September 30, 2008, was $33 million, included in other assets on the consolidated balance sheets, compared to $26 million at December 31, 2007. Related to these investments, the Corporation has remaining commitments to fund of $23 million at September 30, 2008, and $29 million at December 31, 2007.
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
During the fourth quarter of 2007, Visa, Inc. (“Visa”) announced that it had reached a settlement regarding certain litigation with American Express totaling $2.1 billion. Visa also disclosed in its 2007 annual report filed during the fourth quarter of 2007, a $650 million liability related to pending litigation with Discover, as well as potential additional exposure for similar pending litigation related to other lawsuits against Visa (for which Visa has not recorded a liability). As a result of the indemnification agreement established as part of Visa’s restructuring transactions in October 2007, banks with a membership interest, including the Corporation, have obligations to share in certain losses with Visa, including these litigation matters. Accordingly, during the fourth quarter of 2007, the Corporation recorded a $2.3 million reserve in other liabilities and a corresponding charge to other noninterest expense for unfavorable litigation losses related to Visa.
Visa matters in the first quarter of 2008 resulted in the Corporation recording: a $3.2 million gain from the mandatory partial redemption of the Corporation’s Class B common stock in Visa Inc. related to Visa’s initial public offering which was completed during first quarter 2008; a $1.5 million gain and a corresponding receivable (included in other assets on the consolidated balance sheets) for the Corporation’s pro rata interest in the $3 billion litigation escrow account established by Visa from which settlements of certain covered litigation will be paid (Visa may add to this over time through a defined process which may involve a further redemption of the Class B common stock); and a zero basis (i.e., historical cost/carryover basis) in the shares of unredeemed Visa Class B common stock which are convertible with limitations into Visa Class A common stock based on a conversion rate that is subject to change in accordance with specified terms (including provision of Visa’s retrospective responsibility plan which provides that Class B stockholders will bear the financial impact of certain covered litigation) and no sooner than the longer of three years or resolution of covered litigation. At September 30, 2008, the reserve for unfavorable litigation losses related to Visa was unchanged at $2.3 million. On October 27, 2008, Visa publicly announced that it had agreed to settle with Discover for $1.9 billion, which includes $1.7 billion from the escrow account created under Visa’s retrospective responsibility plan and that would affect the Corporation’s previously recorded liability estimate which was based on Visa’s original $650 million estimate for the Discover litigation. The Corporation’s pro rata share in this additional settlement amount of approximately $0.5 million (or $0.3 million after tax) will be recognized through noninterest expense in October 2008.
Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are most often sold on a nonrecourse basis. The Corporation’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability, which if subsequently are untrue or breached, could require the Corporation to repurchase certain loans affected. There have been insignificant instances of repurchase under representations and warranties. To a much lesser degree, the Corporation may sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and/or loan payment criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At September 30, 2008 and December 31, 2007, there were approximately $73 million and $61 million, respectively, of residential mortgage loans sold with such recourse risk, upon which there have been insignificant instances of repurchase. Given that the underlying loans delivered to buyers are predominantly conventional residential first lien mortgages originated or purchased under our usual underwriting procedures, and that historical experience shows negligible losses and insignificant repurchase activity, management believes that losses and repurchases under the limited recourse provisions will continue to be insignificant.
In October 2004 the Corporation acquired a thrift. Prior to the acquisition, this thrift retained a subordinate position to the FHLB in the credit risk on the underlying residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. The Corporation has not sold loans to the FHLB with such credit risk retention since February 2005. At September 30, 2008 and December 31, 2007, there were $1.3 billion and $1.5 billion, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been negligible historical losses to the Corporation.
At September 30, 2008 and December 31, 2007, the Corporation provided a credit guarantee on contracts related to specific commercial loans to unrelated third parties in exchange for a fee. In the event of a customer default, pursuant to the credit recourse provided, the Corporation is required to reimburse the third party. The maximum amount of credit risk, in the event of nonperformance by the underlying borrowers, is limited to a defined contract liability. In the event of nonperformance, the Corporation has rights to the underlying collateral value securing the loan. The Corporation has an estimated fair value of approximately $0.3 million and $0.2 million related to these credit guarantee contracts at September 30, 2008 and December 30, 2007, respectively, recorded in other liabilities on the consolidated balance sheets.
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
SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard amends numerous accounting pronouncements but does not require any new fair value measurements of reported balances. SFAS 157 emphasizes that fair value (i.e., the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date), among other things, is based on exit price versus entry price, should include assumptions about risk such as nonperformance risk in liability fair values, and is a market-based measurement, not an entity-specific measurement. When considering the assumptions that market participants would use in pricing the asset or liability, SFAS 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The fair value hierarchy prioritizes inputs used to measure fair value into three broad levels.

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
Following is a description of the valuation methodologies used for the Corporation’s more significant instruments measured on a recurring basis at fair value, including the general classification of such instruments pursuant to the valuation hierarchy. While the Corporation considered the unfavorable impact of recent economic challenges (including but not limited to weakened economic conditions, disruptions in capital markets, troubled or failed financial institutions, government intervention and actions) on quoted market prices for identical and similar financial instruments, and on inputs or assumptions used, the Corporation accepted the fair values determined under its valuation methodologies.
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
While the Corporation has determined that the majority of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions as of September 30, 2008, and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. Therefore, the Corporation has determined that the fair value measures of its derivative financial instruments in their entirety are classified within Level 2 of the fair value hierarchy.
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

Following is a description of the valuation methodologies used for the Corporation’s more significant instruments measured on a nonrecurring basis at the lower of amortized cost or estimated fair value, including the general classification of such instruments pursuant to the valuation hierarchy.
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
Mortgage servicing rights: Mortgage servicing rights do not trade in an active, open market with readily observable prices. While sales of mortgage servicing rights do occur, the precise terms and conditions typically are not readily available to allow for a “quoted price for similar assets” comparison. Accordingly, the Corporation relies on an internal discounted cash flow model to estimate the fair value of its mortgage servicing rights. The Corporation uses a valuation model in conjunction with third party prepayment assumptions to project mortgage servicing rights cash flows based on the current interest rate scenario, which is then discounted to estimate an expected fair value of the mortgage servicing rights. The valuation model considers portfolio characteristics of the underlying mortgages, contractually specified servicing fees, prepayment assumptions, discount rate assumptions, delinquency rates, late charges, other ancillary revenue, costs to service, and other economic factors. The Corporation reassesses and periodically adjusts the underlying inputs and assumptions used in the model to reflect market conditions and assumptions that a market participant would consider in valuing the mortgage servicing rights asset. In addition, the Corporation compares its fair value estimates and assumptions to observable market data for mortgage servicing rights, where available, and to recent market activity and actual portfolio experience. Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. The Corporation uses the amortization method (i.e., lower of amortized cost or estimated fair value measured on a nonrecurring basis), not fair value measurement accounting, for its mortgage servicing rights assets. See Note 7, “Goodwill and Other Intangible Assets,” for additional disclosure regarding the Corporation’s mortgage servicing rights.
The table below presents the Corporation’s investment securities available for sale, derivative financial instruments, and mortgage derivatives measured at fair value on a recurring basis as of September 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
		Fair Value Measurements Using
	September 30, 2008	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Investment securities available for sale	$3,616,817	$260,864	$3,355,953	$—
Derivatives (other assets)	23,996	—	22,849	1,147

Liabilities:
Derivatives (other liabilities)	$25,318	$—	$25,318	$—

The table below presents a rollforward of the balance sheet amounts for the nine months ended September 30, 2008, for financial instruments measured on a recurring basis and classified within Level 3 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value
Using Significant Unobservable Inputs (Level 3)

($ in Thousands)	Derivatives
Balance December 31, 2007	$(1,067)
Gains included in earnings (realized)	2,214

Balance September 30, 2008	$1,147

The table below presents the Corporation’s loans held for sale, loans, and mortgage servicing rights measured at fair value on a nonrecurring basis as of September 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
		Fair Value Measurements Using
	September 30, 2008	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Loans held for sale	$40,912	$—	$40,912	$—
Loans (1)	118,017	—	118,017	—
Mortgage servicing rights	53,977	—	—	53,977

(1)	Represents collateral-dependent impaired loans, net, which are included in loans.

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
The components of net periodic benefit cost for the Pension and Postretirement Plans for the three and nine months ended September 30, 2008 and 2007, and for the full year 2007 were as follows.

	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
	2008	2007	2008	2007	2007
	($ in Thousands)
Components of Net Periodic Benefit Cost

Pension Plan:
Service cost	$2,488	$2,525	$7,463	$7,575	$9,888
Interest cost	1,560	1,443	4,680	4,328	5,698
Expected return on plan assets	(2,923)	(2,825)	(8,768)	(8,475)	(11,269)
Amortization of prior service cost	20	12	60	35	47
Amortization of actuarial loss	75	215	225	646	844

Total net periodic benefit cost	$1,220	$1,370	$3,660	$4,109	$5,208

Postretirement Plan:
Interest cost	$76	$79	$229	$236	$294
Amortization of prior service cost	99	99	296	296	395

Total net periodic benefit cost	$175	$178	$525	$532	$689

The Corporation’s funding policy is to pay at least the minimum amount required by the funding requirements of federal law and regulations, with consideration given to the maximum funding amounts allowed. The Corporation contributed $10 million to its Pension Plan during the first quarter of 2008, and as of September 30, 2008, does not expect to make additional contributions for the remainder of 2008. The Corporation regularly reviews the funding of its Pension Plan.

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

     Selected segment information is presented below.

		Wealth		Consolidated
	Banking	Management	Other	Total

	($ in Thousands)
As of and for the nine months ended September 30, 2008
Net interest income	$503,803	$563	$—	$504,366
Provision for loan losses	137,014	—	—	137,014
Noninterest income	179,681	79,653	(2,888)	256,446
Depreciation and amortization	36,553	1,116	—	37,669
Other noninterest expense	333,913	51,886	(2,888)	382,911
Income taxes	40,739	10,886	—	51,625

Net income	$135,265	$16,328	$—	$151,593

Percent of consolidated net income	89%	11%	—	100%
Total assets	$22,426,650	$125,181	$(64,437)	$22,487,394

Percent of consolidated total assets	100%	—	—	100%
Total revenues *	$683,484	$80,216	$(2,888)	$760,812
Percent of consolidated total revenues	90%	10%	—	100%

As of and for the nine months ended September 30, 2007

Net interest income	$479,240	$354	$—	$479,594
Provision for loan losses	19,008	—	—	19,008
Noninterest income	195,481	79,607	(2,913)	272,175
Depreciation and amortization	35,569	1,281	—	36,850
Other noninterest expense	321,869	52,050	(2,913)	371,006
Income taxes	93,292	10,652	—	103,944

Net income	$204,983	$15,978	$—	$220,961

Percent of consolidated net income	93%	7%	—	100%
Total assets	$20,875,209	$111,621	$(46,823)	$20,940,007

Percent of consolidated total assets	100%	—	—	100%
Total revenues *	$674,721	$79,961	$(2,913)	$751,769
Percent of consolidated total revenues	90%	10%	—	100%

*	Total revenues for this segment disclosure are defined to be the sum of net interest income plus noninterest income, net of mortgage servicing rights amortization.

		Wealth		Consolidated
	Banking	Management	Other	Total

	($ in Thousands)
As of and for the three months ended September 30, 2008

Net interest income	$166,301	$216	$—	$166,517
Provision for loan losses	55,011	—	—	55,011
Noninterest income	53,832	26,537	(962)	79,407
Depreciation and amortization	12,904	354	—	13,258
Other noninterest expense	111,060	17,305	(962)	127,403
Income taxes	8,845	3,638	—	12,483

Net income	$32,313	$5,456	$—	$37,769

Percent of consolidated net income	86%	14%	—	100%
Total assets	$22,426,650	$125,181	$(64,437)	$22,487,394

Percent of consolidated total assets	100%	—	—	100%
Total revenues *	$220,133	$26,753	$(962)	$245,924
Percent of consolidated total revenues	90%	10%	—	100%

As of and for the three months ended September 30, 2007

Net interest income	$162,948	$125	$—	$163,073
Provision for loan losses	8,733	—	—	8,733
Noninterest income	63,383	26,602	(971)	89,014
Depreciation and amortization	11,946	419	—	12,365
Other noninterest expense	109,478	17,231	(971)	125,738
Income taxes	29,879	3,631	—	33,510

Net income	$66,295	$5,446	$—	$71,741

Percent of consolidated net income	92%	8%	—	100%
Total assets	$20,875,209	$111,621	$(46,823)	$20,940,007

Percent of consolidated total assets	100%	—	—	100%
Total revenues *	$226,331	$26,727	$(971)	$252,087
Percent of consolidated total revenues	90%	10%	—	100%

*	Total revenues for this segment disclosure are defined to be the sum of net interest income plus noninterest income, net of mortgage servicing rights amortization.

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
Mortgage Servicing Rights Valuation: The fair value of the Corporation’s mortgage servicing rights asset is important to the presentation of the consolidated financial statements since the mortgage servicing rights are carried on the consolidated balance sheet at the lower of amortized cost or estimated fair value. Mortgage servicing rights do not trade in an active open market with readily observable prices. As such, like other participants in the mortgage banking business, the Corporation relies on an internal discounted cash flow model to estimate the fair value of its mortgage servicing rights. The use of an internal discounted cash flow model involves judgment, particularly of estimated prepayment speeds of underlying mortgages serviced and the overall level of interest rates. Loan type and note rate are the predominant risk characteristics of the underlying loans used to stratify capitalized mortgage servicing rights for purposes of measuring impairment. The Corporation periodically reviews the assumptions underlying the valuation of mortgage servicing rights. In addition, the Corporation consults periodically with third parties as to the assumptions used and to determine that the Corporation’s valuation is consistent with the third party valuation. While the Corporation believes that the values produced by its internal model are indicative of the fair value of its mortgage servicing rights portfolio, these values can change significantly depending upon key factors, such as the then current interest rate environment, estimated prepayment speeds of the underlying mortgages serviced, and other economic conditions. To better understand the sensitivity of the impact on prepayment speeds to changes in interest rates, if mortgage interest rates moved up 50 basis points (“bp”) at September 30, 2008 (holding all other factors unchanged), it is anticipated that prepayment speeds would have slowed and the modeled estimated value of mortgage servicing rights could have been $1.8 million higher than that determined at September 30, 2008 (leading to more valuation allowance recovery and an increase in mortgage banking, net). Conversely, if mortgage interest rates moved down 50 bp, prepayment speeds would have likely increased and the modeled estimated value of mortgage servicing rights could have been $1.7 million lower (leading to adding more valuation allowance and a decrease in mortgage banking, net). The proceeds that might be received should the Corporation actually consider a sale of some or all of the mortgage servicing rights portfolio could differ from the amounts reported at any point in time. The Corporation believes the mortgage servicing rights asset is properly recorded in the consolidated financial statements. See Note 7, “Goodwill and Other Intangible Assets,” and Note 13, “Fair Value Measurements,” of the notes to consolidated financial statements and section “Noninterest Income.”

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
Note 15, “Segment Reporting,” of the notes to consolidated financial statements, indicates that the banking segment represents 89% of consolidated net income and 90% of total revenues (as defined in the Note) for the first nine months of 2008. The Corporation’s profitability is predominantly dependent on net interest income, noninterest income, the level of the provision for loan losses, noninterest expense, and taxes of its banking segment. The consolidated discussion therefore predominantly describes the banking segment results. The critical accounting policies primarily affect the banking segment, with the exception of income taxes, which affects both the banking and wealth management segments (see section “Critical Accounting Policies”).
The contribution from the wealth management segment to consolidated net income (as defined and disclosed in Note 15, “Segment Reporting,” of the notes to consolidated financial statements) was approximately 11% and 7%, respectively, for the comparable nine-month periods in 2008 and 2007. Wealth management segment revenues of $80 million were up $0.3 million (less than 1%, tempered by weaker market conditions) and total noninterest expense of $53 million was down $0.3 million (1%) between the comparable nine-month periods of 2008 and 2007. Wealth management segment assets (which consist predominantly of cash equivalents, investments, customer receivables, goodwill and intangibles) were up $13.6 million (12%) between September 30, 2008 and September 30, 2007, predominantly cash equivalents. The major components of wealth management revenues are trust fees, insurance fees and commissions, and brokerage commissions, which are individually discussed in section “Noninterest Income.” The major expenses for the wealth management segment are personnel expense (76% and 75%, respectively, of total segment noninterest expense for first nine-months of 2008 and the comparable period in 2007), as well as occupancy, processing, and other costs, which are covered generally in the consolidated discussion in section “Noninterest Expense.”

Results of Operations — Summary
Net income for the nine months ended September 30, 2008, totaled $151.6 million, or $1.19 for both basic and diluted earnings per share. Comparatively, net income for the nine months ended September 30, 2007, totaled $221.0 million, or $1.73 and $1.72 for basic and diluted earnings per share, respectively. The most significant difference between the 2008 and 2007 nine-month periods was the provision for loan losses, which accounted for $118 million of the $122 million decline in net income before taxes. For the first nine months of 2008 the annualized return on average assets was 0.93% and the annualized return on average equity was 8.57%, compared to 1.44% and 13.18%, respectively, for the comparable period in 2007. The net interest margin for the first nine months of 2008 was 3.57% compared to 3.59% for the first nine months of 2007.
TABLE 1
Summary Results of Operations: Trends
($ in Thousands, except per share data)

	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.
	2008	2008	2008	2007	2007

Net income (Quarter)	$37,769	$47,359	$66,465	$64,791	$71,741
Net income (Year-to-date)	151,593	113,824	66,465	285,752	220,961

Earnings per share — basic (Quarter)	$0.30	$0.37	$0.52	$0.51	$0.57
Earnings per share — basic (Year-to-date)	1.19	0.89	0.52	2.24	1.73

Earnings per share — diluted (Quarter)	$0.30	$0.37	$0.52	$0.51	$0.56
Earnings per share — diluted (Year-to-date)	1.19	0.89	0.52	2.23	1.72

Return on average assets (Quarter)	0.68%	0.87%	1.25%	1.23%	1.38%
Return on average assets (Year-to-date)	0.93	1.05	1.25	1.38	1.44

Return on average equity (Quarter)	6.38%	8.01%	11.34%	11.23%	12.69%
Return on average equity (Year-to-date)	8.57	9.67	11.34	12.68	13.18

Return on tangible average equity (Quarter) (1)	10.83%	13.51%	19.26%	19.50%	22.42%
Return on tangible average equity (Year-to-date) (1)	14.52	16.36	19.26	21.91	22.73

Efficiency ratio (Quarter) (2)	52.18%	50.75%	52.79%	56.78%	53.44%
Efficiency ratio (Year-to-date) (2)	51.89	51.75	52.79	53.92	52.97

Net interest margin (Quarter)	3.48%	3.65%	3.58%	3.62%	3.62%
Net interest margin (Year-to-date)	3.57	3.61	3.58	3.60	3.59

(1)	Return on tangible average equity = Net income divided by average equity excluding average goodwill and other intangible assets (net of mortgage servicing rights). This is a non-GAAP financial measure.

(2)	Efficiency ratio = Noninterest expense divided by sum of taxable equivalent net interest income plus noninterest income, excluding investment securities gains (losses), net, and asset sales gains (losses), net.
Net Interest Income and Net Interest Margin
Net interest income on a taxable equivalent basis for the nine months ended September 30, 2008, was $525.2 million, an increase of $25.4 million or 5.1% versus the comparable period last year. As indicated in Tables 2 and 3, the increase in taxable equivalent net interest income was attributable to both favorable volume variances (as changes in the balances and mix of earning assets and interest-bearing liabilities added $21.1 million to taxable equivalent net interest income) and rate variances (as the impact of changes in the interest rate environment and product pricing added $4.3 million to taxable equivalent net interest income).
The net interest margin for the first nine months of 2008 was 3.57%, 2 bp lower than 3.59% for the same period in 2007. This comparable period decrease was a function of a 21 bp lower contribution from net free funds (due principally to lower rates on interest-bearing liabilities reducing the value of noninterest-bearing deposits and other net free funds), largely offset by a 19 bp increase in interest rate spread. The improvement in interest rate spread was the net result of a 132 bp decrease in the cost of interest-bearing liabilities and a 113 bp decrease in the yield on earning assets.
While unchanged during the first eight months of 2007, the Federal Reserve lowered interest rates seven times during the last four months of 2007 and through the first nine months of 2008, resulting in an average Federal funds rate of 2.43% for the first nine months of 2008, 280 bp lower than the average rate of 5.23% during the first nine months of 2007.
The yield on earning assets was 5.90% for the first nine months of 2008, 113 bp lower than the comparable period last year, attributable principally to loan yields (down 138 bp, to 6.04%) as the yield on securities and short-term investments was minimally changed (down 5 bp to 5.29%). Loan yields were impacted by higher levels of nonaccrual loans, and commercial and retail loans in particular experienced lower yields (down 166 bp and 139 bp, respectively) given the repricing of adjustable rate loans and competitive pricing pressures in a declining rate environment.
The rate on interest-bearing liabilities of 2.71% for the first nine months of 2008 was 132 bp lower than the same period in 2007. Rates on interest-bearing deposits were down 111 bp (to 2.47%, reflecting the lower rate environment, yet moderated by product-focused pricing to retain balances) and the cost of wholesale funds experienced a more significant decrease (down 199 bp, to 3.20%). The cost of short-term borrowings was down 269 bp (similar to the year-over-year decrease in average Federal funds rates), while the cost of long-term funding declined modestly (down 17 bp).
Year-over-year changes in the average balance sheet were impacted by the June 2007 acquisition (adding $0.3 billion of both loans and deposits at June 1, 2007), branch sales ($0.2 billion of deposits) during the second half of 2007, and stronger loan growth beginning primarily in fourth quarter 2007 and continuing through the first nine months of 2008. Average earning assets were $19.6 billion for the first nine months of 2008, an increase of $1.1 billion or 5.7% from the comparable period last year, with average loans up $936 million and securities and short-term investments up $127 million. The growth in average loans was comprised of increases in commercial loans (up $657 million) and home equity balances (up $451 million) and decreases in residential mortgages (down $128 million) and consumer installment loans (down $44 million).
Average interest-bearing liabilities of $16.9 billion for the first nine months of 2008 were $1.1 billion or 6.9% higher than the first nine months of 2007. On average, interest-bearing deposits declined $178 million, while noninterest-bearing demand deposits (a principal component of net free funds) were up $58 million. Average wholesale funding balances increased $1.3 billion between the nine-month periods, with short-term borrowings higher by $1.5 billion while long-term funding was lower by $0.2 billion. As a percentage of total average interest-bearing liabilities, wholesale funding rose from 28.1% for the first nine months of 2007 to 33.8% for the comparable period in 2008.

TABLE 2
Net Interest Income Analysis
($ in Thousands)

	Nine months ended September 30, 2008			Nine months ended September 30, 2007
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

Earning assets:
Loans: (1) (2) (3)
Commercial	$10,405,893	$455,899	5.85%	$9,748,956	$547,923	7.51%
Residential mortgage	2,193,992	97,776	5.95	2,321,792	106,845	6.14
Retail	3,411,742	170,962	6.69	3,004,891	181,942	8.08

Total loans	16,011,627	724,637	6.04	15,075,639	836,710	7.42
Investments and other (1)	3,627,702	144,012	5.29	3,500,280	140,175	5.34

Total earning assets	19,639,329	868,649	5.90	18,575,919	976,885	7.03
Other assets, net	2,194,335			1,961,992

Total assets	$21,833,664			$20,537,911

Interest-bearing liabilities:
Interest-bearing deposits:
Savings deposits	$894,389	$3,118	0.47%	$917,983	$3,236	0.47%
Interest-bearing demand deposits	1,791,808	13,131	0.98	1,853,573	27,232	1.96
Money market deposits	4,010,968	61,577	2.05	3,745,304	106,177	3.79
Time deposits, excluding Brokered CDs	3,959,126	115,830	3.91	4,348,130	147,756	4.54

Total interest-bearing deposits, excluding Brokered CDs	10,656,291	193,656	2.43	10,864,990	284,401	3.50
Brokered CDs	540,689	13,248	3.27	509,490	20,274	5.32

Total interest-bearing deposits	11,196,980	206,904	2.47	11,374,480	304,675	3.58
Wholesale funding	5,707,467	136,570	3.20	4,443,557	172,476	5.19

Total interest-bearing liabilities	16,904,447	343,474	2.71	15,818,037	477,151	4.03

Noninterest-bearing demand deposits	2,419,154			2,360,856
Other liabilities	147,030			117,152
Stockholders’ equity	2,363,033			2,241,866

Total liabilities and stockholders’ equity	$21,833,664			$20,537,911

Interest rate spread			3.19%			3.00%
Net free funds			0.38			0.59

Net interest income, taxable equivalent, and net interest margin		$525,175	3.57%		$499,734	3.59%

Taxable equivalent adjustment		20,809			20,140

Net interest income		$504,366			$479,594

(1)	The yield on tax exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.

(2)	Nonaccrual loans and loans held for sale have been included in the average balances.

(3)	Interest income includes net loan fees.

TABLE 2
Net Interest Income Analysis
($ in Thousands)

	Three months ended September 30, 2008			Three months ended September 30, 2007
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

Earning assets:
Loans: (1) (2) (3)
Commercial	$10,393,313	$141,040	5.40%	$9,850,510	$186,947	7.53%
Residential mortgage	2,151,163	31,452	5.84	2,276,094	35,514	6.22
Retail	3,659,241	57,477	6.26	3,056,840	61,770	8.05

Total loans	16,203,717	229,969	5.65	15,183,444	284,231	7.44
Investments and other (1)	3,680,717	48,306	5.25	3,502,534	47,233	5.39

Total earning assets	19,884,434	278,275	5.58	18,685,978	331,464	7.05
Other assets, net	2,188,514			1,992,520

Total assets	$22,072,948			$20,678,498

Interest-bearing liabilities:
Interest-bearing deposits:
Savings deposits	$911,216	$1,027	0.45%	$942,305	$1,324	0.56%
Interest-bearing demand deposits	1,771,091	3,366	0.76	1,926,181	9,547	1.97
Money market deposits	4,191,771	19,577	1.86	3,694,646	34,914	3.75
Time deposits, excluding Brokered CDs	3,941,384	34,860	3.52	4,393,590	50,755	4.58

Total interest-bearing deposits, excluding Brokered CDs	10,815,462	58,830	2.16	10,956,722	96,540	3.50
Brokered CDs	416,038	2,913	2.79	598,607	8,056	5.34

Total interest-bearing deposits	11,231,500	61,743	2.19	11,555,329	104,596	3.59
Wholesale funding	5,876,051	43,116	2.92	4,386,354	56,939	5.16

Total interest-bearing liabilities	17,107,551	104,859	2.44	15,941,683	161,535	4.02

Noninterest-bearing demand deposits	2,478,797			2,385,641
Other liabilities	132,994			108,509
Stockholders’ equity	2,353,606			2,242,665

Total liabilities and stockholders’ equity	$22,072,948			$20,678,498

Interest rate spread			3.14%			3.03%
Net free funds			0.34			0.59

Net interest income, taxable equivalent, and net interest margin		$173,416	3.48%		$169,929	3.62%

Taxable equivalent adjustment		6,899			6,856

Net interest income		$166,517			$163,073

(1)	The yield on tax exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.

(2)	Nonaccrual loans and loans held for sale have been included in the average balances.

(3)	Interest income includes net loan fees.

TABLE 3
Volume / Rate Variance — Taxable Equivalent Basis
($ in Thousands)

	Comparison of Nine months ended			Comparison of Three months ended
	September 30, 2008 versus 2007			September 30, 2008 versus 2007
		Variance Attributable to			Variance Attributable to
	Income/Expense			Income/Expense
	Variance (1)	Volume	Rate	Variance (1)	Volume	Rate

INTEREST INCOME: (2)
Loans:
Commercial	$(92,024)	$35,173	$(127,197)	$(45,907)	$9,713	$(55,620)
Residential mortgage	(9,069)	(5,735)	(3,334)	(4,062)	(1,916)	(2,146)
Retail	(10,980)	22,775	(33,755)	(4,293)	10,898	(15,191)

Total loans	(112,073)	52,213	(164,286)	(54,262)	18,695	(72,957)
Investments and other	3,837	4,857	(1,020)	1,073	4,564	(3,491)

Total interest income	$(108,236)	$57,070	$(165,306)	$(53,189)	$23,259	$(76,448)
INTEREST EXPENSE:
Interest-bearing deposits:
Savings deposits	$(118)	$(81)	$(37)	$(297)	$(42)	$(255)
Interest-bearing demand deposits	(14,101)	(878)	(13,223)	(6,181)	(715)	(5,466)
Money market deposits	(44,600)	7,089	(51,689)	(15,337)	4,167	(19,504)
Time deposits, excluding brokered CDs	(31,926)	(12,456)	(19,470)	(15,895)	(4,881)	(11,014)

Interest-bearing deposits, excluding Brokered CDs	(90,745)	(6,326)	(84,419)	(37,710)	(1,471)	(36,239)
Brokered CDs	(7,026)	1,180	(8,206)	(5,143)	(2,003)	(3,140)

Total interest-bearing deposits	(97,771)	(5,146)	(92,625)	(42,853)	(3,474)	(39,379)
Wholesale funding	(35,906)	41,119	(77,025)	(13,823)	15,575	(29,398)

Total interest expense	(133,677)	35,973	(169,650)	(56,676)	12,101	(68,777)

Net interest income, taxable equivalent	$25,441	$21,097	$4,344	$3,487	$11,158	$(7,671)

(1)	The change in interest due to both rate and volume has been allocated proportionately to volume variance and rate variance based on the relationship of the absolute dollar change in each.

(2)	The yield on tax-exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented.
Provision for Loan Losses
The provision for loan losses for the first nine months of 2008 was $137.0 million, compared to $19.0 million for the first nine months of 2007, and $34.5 million for full year 2007. Net charge offs were $91.4 million for the first nine months of 2008, compared to $24.9 million for the first nine months of 2007, and $40.4 million for the full 2007 year. Annualized net charge offs as a percent of average loans for the first nine months of 2008 were 0.76%, compared to 0.22% for the comparable period in 2007, and 0.27% for full year 2007. At September 30, 2008, the allowance for loan losses was $246.2 million, up from $200.6 million at September 30, 2007, and up from $200.6 million at December 31, 2007. The ratio of the allowance for loan losses to total loans was 1.51%, compared to 1.32% at September 30, 2007 and 1.29% at December 31, 2007. Nonperforming loans at September 30, 2008, were $305 million, compared to $151 million at September 30, 2007, and $163 million at December 31, 2007. See Tables 8 and 9.
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

Noninterest Income
Noninterest income for the first nine months of 2008 was $244.6 million, down $14.5 million or 5.6% from the first nine months of 2007. Core fee-based revenue (as defined in Table 4 below) was $200.9 million, an increase of $11.6 million or 6.1% over the comparable period last year. Net mortgage banking income was $15.9 million compared to $22.3 million for the first nine months of 2007. Net losses on investment securities were $17.2 million for the first nine months of 2008, an unfavorable change of $26.2 million versus the first nine months of 2007. All other noninterest income categories combined were $45.0 million, up $6.4 million versus the comparable period last year.
TABLE 4
Noninterest Income
($ in Thousands)

	3rd Qtr.	3rd Qtr.	Dollar	Percent	YTD	YTD	Dollar	Percent
	2008	2007	Change	Change	2008	2007	Change	Change

Trust service fees	$10,020	$10,886	$(866)	(8.0)%	$30,172	$31,906	$(1,734)	(5.4)%
Service charges on deposit accounts	33,609	26,609	7,000	26.3	87,422	75,176	12,246	16.3
Card-based and other nondeposit fees	12,517	12,436	81	0.7	36,243	35,470	773	2.2
Retail commissions	14,928	15,476	(548)	(3.5)	47,047	46,728	319	0.7

Core fee-based revenue	71,074	65,407	5,667	8.7	200,884	189,280	11,604	6.1
Mortgage banking income	6,865	6,972	(107)	(1.5)	27,371	32,582	(5,211)	(16.0)
Mortgage servicing rights expense	3,294	3,966	(672)	(16.9)	11,460	10,330	1,130	10.9

Mortgage banking, net	3,571	3,006	565	18.8	15,911	22,252	(6,341)	(28.5)
Bank owned life insurance (“BOLI”) income	5,235	4,650	585	12.6	15,093	13,179	1,914	14.5
Other	8,455	7,758	697	9.0	30,545	20,863	9,682	46.4

Subtotal (“fee income”)	88,335	80,821	7,514	9.3	262,433	245,574	16,859	6.9
Asset sale gains (losses), net	573	2,220	(1,647)	(74.2)	(614)	4,545	(5,159)	(113.5)
Investment securities gains (losses), net	(13,585)	1,879	(15,464)	N/M	(17,243)	8,989	(26,232)	N/M

Total noninterest income	$75,323	$84,920	$(9,597)	(11.3)%	$244,576	$259,108	$(14,532)	(5.6)%

N/M — Not meaningful.
Trust service fees were $30.2 million, down $1.7 million (5.4%) between the comparable nine month periods, primarily due to weaker stock market performance for the first nine months of 2008 versus the comparable 2007 period, impacting fees. The market value of assets under management was $5.6 billion and $6.2 billion at September 30, 2008 and 2007, respectively.
Service charges on deposit accounts were $87.4 million, up $12.2 million (16.3%) over the comparable period last year. The increase was primarily attributable to higher nonsufficient funds / overdraft fees (up $9.7 million, including a moderate fee increase late in first quarter 2008 and higher overdraft occurrences) and an increase in business service charges (up $2.5 million, aided by a lower earnings credit rate between the comparable periods).
Card-based and other nondeposit fees were $36.2 million, up $0.8 million (2.2%) over the first nine months of 2007, primarily due to higher card-use fees. Retail commissions (which include commissions from insurance and brokerage product sales) were $47.0 million for the first nine months of 2008, up $0.3 million (0.7%) compared to the first nine months of 2007, led by increases in fixed annuity commissions (up $0.7 million to $5.3 million) and insurance commissions (up $0.2 million to $33.6 million), offset by lower variable annuity commissions (down $0.6 million).
Net mortgage banking income was $15.9 million for year-to-date 2008, down $6.3 million compared to the first nine months of 2007. Net mortgage banking income consists of gross mortgage banking income less mortgage servicing rights expense. Gross mortgage banking income (which includes servicing fees; the gain or loss on sales of mortgage loans to the secondary market, related fees and fair value marks (collectively “gains on sales and related income”) and the gain or loss on bulk servicing sales) was $27.4 million for the first nine months of 2008, a decrease of $5.2 million (16.0%) compared to the first nine months of 2007. This $5.2 million decrease between the comparable nine month periods is a combination of: $4.5 million higher gains on sales and related income (of which, $2.1 million was attributable to the January 2008 adoption of SAB 109 allowing the inclusion of the estimated fair value of future net cash flows related to servicing rights/servicing fees in the estimated fair value of certain mortgage derivatives and mortgage loans held for sale), offset by an $8.5 million decrease in bulk servicing sale gains (as 2007 included two bulk servicing sales totaling approximately $2.7 billion of the servicing portfolio) and a $1.3 million (9%) decrease in servicing fees between the comparable periods (impacted by the lower average servicing portfolio). Secondary mortgage production was $1.2 billion for the first nine months of 2008, 2% higher than the $1.1 billion for the first nine months of 2007.
Mortgage servicing rights expense is affected by the size of the servicing portfolio, as well as the changes in the estimated fair value of the mortgage servicing rights asset. Mortgage servicing rights expense was $1.1 million higher than the first nine months of 2007, with $1.2 million lower base amortization (in line with the lower average servicing portfolio) more than offset by a $2.3 million unfavorable change in the valuation reserve between the comparable periods (including a $0.4 million recovery to the valuation reserve in the first nine months of 2008 versus a $2.7 million recovery to the valuation reserve in the first nine months of 2007). As mortgage interest rates decline, prepayment speeds generally increase and the value of the mortgage servicing rights asset generally decreases, potentially requiring additional valuation reserve. At September 30, 2008, the mortgage servicing rights asset, net of its valuation allowance, was $54.0 million, representing 82 bp of the $6.6 billion servicing portfolio, compared to a net mortgage servicing rights asset of $53.6 million, representing 85 bp of the $6.3 billion servicing portfolio at September 30, 2007. The valuation of the mortgage servicing rights asset is considered a critical accounting policy. See section “Critical Accounting Policies,” as well as Note 7, “Goodwill and Other Intangible Assets,” and Note 13, “Fair Value Measurements,” of the notes to consolidated financial statements for additional disclosure.
BOLI income was $15.1 million, up $1.9 million (14.5%) from the first nine months of 2007, primarily due to higher average BOLI balances between the comparable periods (up 16.4%), including $50 million of BOLI purchased during the fourth quarter of 2007.
Other income of $30.5 million, was $9.7 million higher than the first nine months of 2007, including modest increases in ATM fees (up $0.8 million), an $0.8 million gain on an ownership interest divestiture, $3.5 million higher customer derivative revenue (higher fees given greater customer derivatives volume), and most notably $4.7 million in gains related to Visa, Inc. (“Visa”) matters. In the first quarter of 2008, the Visa matters resulted in the Corporation recording: a $3.2 million gain from the mandatory partial redemption of the Corporation’s Class B common stock in Visa Inc. related to Visa’s initial public offering which was completed during first quarter 2008; a $1.5 million gain and a corresponding receivable (included in other assets in the consolidated balance sheets) for the Corporation’s pro rata interest in the $3 billion litigation escrow account established by Visa from which settlements of certain covered litigation will be paid (Visa may add to this over time through a defined process which may involve a further redemption of the Class B common stock); and a zero basis (i.e., historical cost/carryover basis) in the shares of unredeemed Visa Class B common stock which are convertible with limitations into Visa Class A common stock based on a conversion rate that is subject to change in accordance with specified terms (including provision of Visa’s retrospective responsibility plan which provides that Class B stockholders will bear the financial impact of certain covered litigation) and no sooner than the longer of three years or resolution of covered litigation.
Net asset sale losses were $0.6 million for the first nine months of 2008 (including a $1.2 million gain on the sale of third party administration business contracts, and $1.4 million net losses on sale of other real estate owned), compared to net asset sale gains of $4.5 million for the comparable period last year (including a $1.3 million gain on the sale of $32 million in student loans, as well as $1.6 million in deposit premium and $0.7 million in gains on fixed assets related to the sale of $42 million in deposits of five branches sold during third quarter 2007). Net investment securities losses of $17.2 million for the first nine months of 2008 were attributable to other-than-temporary write-downs on the Corporation’s holding of various debt and equity securities (including a $12.3 million write-down on FHLMC and FNMA preferred stocks (to a $1.0 million remaining combined carrying value at September 30, 2008), a $3.5 million write-down on two trust preferred debt securities, and a $1.4 million write-down on three common equity securities), while net investment securities gains of $9.0 million for the first nine months of 2007 were attributable to equity security sales. See Note 6, “Investment Securities,” of the notes to consolidated financial statements for additional disclosure.
Noninterest Expense
Noninterest expense was $408.7 million for the first nine months of 2008, up $13.9 million (3.5%) over the first nine months of 2007. Personnel expense was up $5.2 million (2.3%) between the comparable nine-month periods, while all remaining expense categories on a combined basis were up $8.7 million (5.2%).
TABLE 5
Noninterest Expense
($ in Thousands)

	3rd Qtr.	3rd Qtr.	Dollar	Percent	YTD	YTD	Dollar	Percent
	2008	2007	Change	Change	2008	2007	Change	Change

Personnel expense	$78,395	$76,617	$1,778	2.3%	$232,104	$226,941	$5,163	2.3%
Occupancy	12,037	11,967	70	0.6	37,327	34,875	2,452	7.0
Equipment	5,088	4,440	648	14.6	14,338	13,088	1,250	9.6
Data processing	7,634	7,991	(357)	(4.5)	23,005	23,501	(496)	(2.1)
Business development and advertising	5,175	4,830	345	7.1	15,353	14,303	1,050	7.3
Other intangible asset amortization	1,568	1,979	(411)	(20.8)	4,705	5,358	(653)	(12.2)
Stationery and supplies	1,755	1,683	72	4.3	5,763	5,164	599	11.6
Postage	1,848	1,896	(48)	(2.5)	5,735	5,733	2	—
Legal and professional	3,538	2,816	722	25.6	9,255	8,483	772	9.1
Other	19,539	19,790	(251)	(1.3)	61,125	57,343	3,782	6.6

Total noninterest expense	$136,577	$134,009	$2,568	1.9%	$408,710	$394,789	$13,921	3.5%

Personnel expense (which includes salary-related expenses and fringe benefit expenses) was $232.1 million for the first nine months of 2008, up $5.2 million (2.3%) versus the comparable period of 2007. Average full-time equivalent employees were 5,137 for the first nine months of 2008, minimally changed from 5,120 for the first nine months of 2007. Salary-related expenses increased $9.0 million (5.1%). This increase was due to higher base salaries and commissions (up $5.5 million or 3.5%, including merit increases between the years), higher compensation cost related to the vesting of stock options and restricted stock grants (up $2.1 million), and the remaining $1.4 million increase due primarily to higher incentives and overtime/temporary help. Fringe benefit expenses were down $3.8 million (7.8%) versus the first nine months of 2007, primarily from lower costs of premium-based benefits (down $4.6 million, aided by health care cost management, as well as differences in enrollment levels and participant plan choices), partially offset by higher other fringe and benefit plan expenses (up $0.8 million, primarily related to the increase in salary expense).
Occupancy expense of $37.3 million for the first nine months of 2008 was up $2.5 million (7.0%) versus the comparable period last year, mostly due to higher snowplowing and utilities costs (given harsher winter weather between the periods), as well as increased rent and maintenance. Compared to the first nine months of 2007, equipment expense of $14.3 million was up $1.3 million (primarily repair and maintenance expense), while data processing expense of $23.0 million was down $0.5 million with first quarter 2008 benefiting from a negotiated refund. Business development and advertising of $15.4 million was up $1.1 million (7.3%), and stationery and supplies of $5.8 million was up $0.6 million (11.6%), all primarily due to normal inflationary cost increases and greater marketing for business generation. Other intangible asset amortization decreased $0.7 million (12.2%), attributable to the full amortization of certain intangible assets during 2007. Legal and professional expense of $9.3 million increased $0.8 million (9.1%), primarily due to higher legal and other professional consultant costs related to corporate actions and projects. Other expense increased $3.8 million (6.6%) over the comparable period last year, largely due to a $2.3 million increase to the reserve for losses on unfunded commitments and $2.0 million higher foreclosure-related and loan collections costs.
Income Taxes
Income tax expense for the first nine months of 2008 was $51.6 million compared to $103.9 million for the first nine months of 2007. The effective tax rate (income tax expense divided by income before taxes) was 25.4% and 32.0% for the comparable nine month periods of 2008 and 2007, respectively. The decline in the effective tax rate was primarily due to the decrease in net income before tax, since permanent difference items (such as tax-exempt interest and dividends) have a proportionately greater impact on the effective tax rate based on lower pre-tax income. Additionally, the first quarter 2008 resolution of certain tax matters and changes in the estimated exposure of uncertain tax positions, partially offset by the increase in valuation allowance related to certain deferred tax assets, resulted in the net reduction of previously recorded tax liabilities and income tax expense of approximately $4.4 million in the first quarter of 2008.

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
Balance Sheet
At September 30, 2008, total assets were $22.5 billion, an increase of $0.9 billion (6% annualized) since December 31, 2007. The increase in assets was primarily due to a $0.8 billion increase in loans. The growth in assets was primarily funded by wholesale funds, especially short-term borrowings, as well as deposits.
Loans of $16.3 billion at September 30, 2008, were up $0.8 billion (or 7% annualized) over December 31, 2007, including a shift in the mix of loans. The loan growth during the first nine months of 2008 was predominantly in home equity (which grew $0.6 billion to represent 18% of total loans versus 15% of total loans at December 31, 2007), and commercial loans (up $0.1 billion, led by commercial, financial and agriculture, and real estate construction loans, offset partly by lower commercial real estate loans). The Corporation has strategically emphasized home equity growth, following tight underwriting standards and obtaining first-lien collateral positions on the vast majority of new production. Investment securities available for sale of $3.6 billion were relatively unchanged, up $74 million over year-end 2007. Cash and cash equivalents were $0.7 billion at September 30, 2008, up $109 million over year-end 2007.
At September 30, 2008, total deposits of $14.2 billion were up $0.3 billion from December 31, 2007. Excluding brokered CDs and network transaction deposits (which are obtained through third party deposit placement services), deposits were $12.3 billion, down $0.6 billion from year-end 2007. The change in total deposits was largely due to increases in money market (up $686 million, primarily from network transaction deposits) and brokered CDs (up $170 million), offset partly by declines in other time deposits (down $224 million) and interest-bearing demand (down $280 million), as customers were impacted by the difficult economy and related cash demands, as well as competition for alternative investment or deposit choices in the lower rate environment. Noninterest-bearing demand deposits decreased $115 million to $2.5 billion (representing 18% of total deposits at September 30, 2008 versus 19% of total deposits at December 31, 2007). Wholesale funding of $5.7 billion was up $0.6 billion since year-end 2007, including a shift to short-term borrowings (up $0.9 billion) from long-term funding (down $0.3 billion), as long-term debt maturities renewed into short-term borrowings given interest rate declines in the first half of 2008. The wholesale funding shift is in line with the Corporation’s interest rate risk objectives (see section “Interest Rate Risk”).
Since September 30, 2007, loans grew $1.1 billion, in line with emphasized growth strategies, including commercial loans up $0.5 billion (5%) and home equity up $0.7 billion (30%). Since September 30, 2007, total deposits were relatively unchanged, up $0.1 billion (1%). The $0.7 billion net increase from network transaction deposits and brokered CDs combined, were offset primarily by the sale of $0.2 billion of branch deposits in fourth quarter 2007 (of which, $0.1 billion was other time deposits) and an additional $0.3 billion decline in other time deposits, between the September periods.

TABLE 6
Period End Loan Composition
($ in Thousands)

	September 30, 2008		June 30, 2008		March 31, 2008		December 31, 2007		September 30, 2007
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Commercial, financial, and agricultural	$4,343,208	27%	$4,423,192	27%	$4,458,639	28%	$4,281,091	28%	$3,935,976	26%
Commercial real estate	3,534,791	22	3,583,877	22	3,585,779	23	3,635,365	23	3,656,937	24
Real estate construction	2,363,116	14	2,351,401	15	2,273,125	14	2,260,766	14	2,215,264	14
Lease financing	125,907	1	124,661	1	118,613	1	108,794	1	95,644	1

Commercial	10,367,022	64	10,483,131	65	10,436,156	66	10,286,016	66	9,903,821	65
Home equity (1)	2,892,952	18	2,757,684	17	2,387,223	15	2,269,122	15	2,230,640	15
Installment	842,741	5	826,895	5	842,564	5	841,136	5	866,185	6

Retail	3,735,693	23	3,584,579	22	3,229,787	20	3,110,258	20	3,096,825	21
Residential mortgage	2,169,772	13	2,081,617	13	2,119,340	14	2,119,978	14	2,174,112	14

Total loans	$16,272,487	100%	$16,149,327	100%	$15,785,283	100%	$15,516,252	100%	$15,174,758	100%

(1)	Home equity includes home equity lines and residential mortgage junior liens.
TABLE 7
Period End Deposit Composition
($ in Thousands)

	September 30, 2008		June 30, 2008		March 31, 2008		December 31, 2007		September 30, 2007
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Noninterest-bearing demand	$2,545,779	18%	$2,602,026	19%	$2,516,265	18%	$2,661,078	19%	$2,407,026	17%
Savings	888,731	6	921,000	7	891,806	6	853,618	6	919,891	6
Interest-bearing demand	1,667,640	12	1,697,910	13	1,788,404	13	1,947,551	14	1,881,235	13
Money market	4,608,686	32	3,917,505	29	3,972,080	29	3,923,063	28	3,770,487	27
Brokered CDs	579,607	4	398,423	3	731,398	5	409,637	3	800,422	6
Other time	3,955,224	28	3,841,870	29	3,982,221	29	4,178,966	30	4,379,308	31

Total deposits	$14,245,667	100%	$13,378,734	100%	$13,882,174	100%	$13,973,913	100%	$14,158,369	100%

Total deposits, excluding Brokered CDs	$13,666,060	96%	$12,980,311	97%	$13,150,776	95%	$13,564,276	97%	$13,357,947	94%
Network transaction deposits included above in interest-bearing demand and money market	$1,356,616	10%	$620,440	5%	$610,351	5%	$664,982	5%	$483,100	3%
Total deposits, excluding Brokered CDs and network transaction deposits	$12,309,444	86%	$12,359,871	92%	$12,540,425	90%	$12,899,294	92%	$12,874,847	91%
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
The allocation methodology used was comparable for September 30, 2008 and December 31, 2007, whereby the Corporation segregated its loss factors allocations, used for both criticized (defined as specific loans warranting either specific allocation or a criticized status of watch, special mention, substandard, doubtful, or loss) and non-criticized loan categories, into a component primarily based on historical loss rates and a component primarily based on other qualitative factors that may affect loan collectibility. Factors applied are reviewed periodically and adjusted to reflect changes in trends or other risks.
As of September 30, 2008, the allowance for loan losses was $246.2 million compared to $200.6 million at September 30, 2007, and $200.6 million at December 31, 2007. At September 30, 2008, the allowance for loan losses to total loans was 1.51% and covered 81% of nonperforming loans, compared to 1.32% and 133%, respectively, at September 30, 2007, and 1.29% and 123%, respectively, at December 31, 2007.
The increase in the allowance for loan losses at September 30, 2008, was a result of management’s analysis; an increase in nonperforming loans (impacted largely by the deterioration of collateral values in several commercial real estate and other commercial credits, especially those related directly to and affected by the downturn of the housing industry), and in potential problem loans; and increased allowance for a rise in other criticized loans, as well as for the greater uncertainties, duration of the challenging economic factors, and other qualitative factors affecting our borrowers, potentially impacting loan collectibility. Tables 8 and 9 provide additional information regarding activity in the allowance for loan losses and nonperforming assets.
Gross charge offs were $98.1 million for the nine months ended September 30, 2008, $30.1 million for the comparable period ended September 30, 2007, and $47.2 million for the full 2007 year, while recoveries for the corresponding periods were $6.7 million, $5.2 million and $6.8 million, respectively. As a result, net charge offs for the first nine months of 2008, nine months of 2007, and full year 2007, were $91.4 million, $24.9 million and $40.4 million, respectively, representing 0.76%, 0.22%, and 0.27%, respectively, of average loans on an annualized basis. The increase in net charge offs was primarily due to larger specific commercial charge offs (including $47 million attributable to larger housing-related construction and other commercial credits (with a $9 million charge off on a $25 million nonperforming loan which was sold during the third quarter of 2008), and $9 million related to other larger commercial real estate and other commercial credits), as well as a general rise in home equity and residential mortgage net charge offs (impacted by general economic conditions, such as rising energy and other costs, and a weak housing market).
Since year-end 2007 loan growth was strong (up $0.8 billion), particularly in home equity; and compared to September 30, 2007, loan growth was also up ($1.1 billion) particularly in home equity and commercial loans (see section “Balance Sheet” and Table 6). Nonperforming and potential problem loans have increased over the past year, as there has been continued stress on borrowers from difficult economic conditions, rising energy costs, and negative commercial and residential real estate market issues pervading into many related businesses. Since year-end 2007, nonperforming loans rose $142 million to $305 million at September 30, 2008, with commercial nonperforming loans up $128 million to $237 million, and total consumer nonperforming loans up $14 million to $68 million; and compared to a year ago, nonperforming loans grew $154 million, with commercial and consumer-related nonperforming loans accountable for $132 million and $22 million, respectively, of the increase (see section “Nonperforming Loans and Other Real Estate Owned” and Table 9). Nonperforming loans to total loans were 1.87%, 1.05% and 0.99% at September 30, 2008, and December 31 and September 30, 2007, respectively. Potential problem loans (as defined in section “Nonperforming Loans and Other Real Estate Owned”) were $766 million at September 30, 2008, up $220 million from year-end 2007 and up $350 million from a year ago, especially when considering the level of economic decline seen in 2008 compared to 2007 and prior years. The allowance for loan losses to loans increased to 1.51% at September 30, 2008, from 1.29% at year-end 2007, as the provision for loan losses exceeded net charge offs by $45.6 million for the first nine months of 2008, while the allowance for loan losses to loans was 1.32% at September 30, 2007.
Management believes the allowance for loan losses to be adequate at September 30, 2008. For the remainder of 2008, management anticipates quarterly net charge offs and nonperforming loans to be in a range that would approximate the levels experienced for the third quarter of 2008. This expectation is based on current existing market conditions and specific review of individual nonperforming and potential problem loans.

Consolidated net income could be affected if management’s estimate of the allowance for loan losses is subsequently materially different, requiring additional or less provision for loan losses to be recorded. Management carefully considers numerous detailed and general factors, its assumptions, and the likelihood of materially different conditions that could alter its assumptions. While management uses currently available information to recognize losses on loans, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions and the impact of such change on the Corporation’s borrowers. Additionally, larger credit relationships (defined by management as over $25 million) do not inherently create more risk, but can create (and have created especially since the second half of 2007) more significant results and wider fluctuations in asset quality measures compared to the Corporation’s longer historical trends. As an integral part of their examination process, various federal and state regulatory agencies also review the allowance for loan losses. These agencies may require that certain loan balances be classified differently or charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

TABLE 8
Allowance for Loan Losses
($ in Thousands)

	At and for the nine months						At and for the year
	ended September 30,						ended December 31,
	2008			2007			2007

Allowance for Loan Losses:
Balance at beginning of period	$		200,570	$		203,481	$		203,481
Balance related to acquisition			—			2,991			2,991
Provision for loan losses			137,014			19,008			34,509
Charge offs			(98,076)			(30,093)			(47,249)
Recoveries			6,681			5,173			6,838

Net charge offs			(91,395)			(24,920)			(40,411)

Balance at end of period	$		246,189	$		200,560	$		200,570

Net loan charge offs (recoveries):			(A )			(A )			(A )
Commercial, financial, and agricultural		$23,750	73		$12,616	44		$17,979	46
Commercial real estate		9,106	34		1,173	4		3,623	10
Real estate construction		38,011	217		717	5		2,307	11
Lease financing		368	41		124	19		124	14

Total commercial		71,235	91		14,630	20		24,033	25
Home equity		13,669	71		5,996	38		9,346	43
Installment		4,151	66		3,514	53		4,971	57

Total retail		17,820	70		9,510	42		14,317	47
Residential mortgage		2,340	14		780	4		2,061	9

Total net charge offs		$91,395	76		$24,920	22		$40,411	27

(A) — Ratio of net charge offs to average loans by loan type in basis points.

Ratios:
Allowance for loan losses to total loans			1.51%			1.32%			1.29%
Allowance for loan losses to net charge offs (annualized)			2.0%			6.0%			5.0%

	September 30,			June 30,			March 31,			December 31,			September 30,
Quarterly Trends:	2008			2008			2008			2007			2007

Allowance for Loan Losses:
Balance at beginning of period	$		229,605	$		207,602	$		200,570	$		200,560	$		206,493
Provision for loan losses			55,011			59,001			23,002			15,501			8,733
Charge offs			(40,344)			(38,238)			(19,494)			(17,156)			(15,966)
Recoveries			1,917			1,240			3,524			1,665			1,300

Net charge offs			(38,427)			(36,998)			(15,970)			(15,491)			(14,666)

Balance at end of period	$		246,189	$		229,605	$		207,602	$		200,570	$		200,560

Net loan charge offs (recoveries):			(A )			(A )			(A )			(A )
Commercial, financial, and agricultural		$7,813	72		$13,538	123		$2,399	22		$5,363	53		$9,149	93
Commercial real estate		3,650	41		3,206	36		2,250	25		2,450	27		1,232	13
Real estate construction		19,715	328		14,097	242		4,199	74		1,590	28		527	10
Lease financing		140	45		214	69		14	5		—	—		2	1

Total commercial		31,318	120		31,055	119		8,862	35		9,403	37		10,910	44
Home equity		4,543	64		3,997	62		5,129	90		3,350	59		2,233	40
Installment		1,426	69		1,182	57		1,543	73		1,457	68		1,138	52

Total retail		5,969	65		5,179	61		6,672	85		4,807	61		3,371	44
Residential mortgage		1,140	21		764	14		436	8		1,281	23		385	7

Total net charge offs		$38,427	94		$36,998	92		$15,970	41		$15,491	40		$14,666	38

TABLE 9
Nonperforming Assets
($ in Thousands)

	September 30,	June 30,	March 31,	December 31,	September 30,
	2008	2008	2008	2007	2007

Nonaccrual loans:
Commercial	$235,288	$230,478	$150,058	$105,780	$102,754
Residential mortgage	36,094	27,873	34,727	33,737	29,030
Retail	18,657	18,749	12,713	13,011	10,725

Total nonaccrual loans	290,039	277,100	197,498	152,528	142,509
Accruing loans past due 90 days or more:
Commercial	1,870	1,772	—	3,039	2,069
Residential mortgage	11	—	—	—	—
Retail	12,750	9,990	9,959	7,079	6,094

Total accruing loans past due 90 days or more	14,631	11,762	9,959	10,118	8,163
Restructured loans	—	—	—	—	—

Total nonperforming loans	304,670	288,862	207,457	162,646	150,672
Other real estate owned (OREO)	46,473	46,579	26,798	26,489	20,866

Total nonperforming assets	$351,143	$335,441	$234,255	$189,135	$171,538

Ratios:
Nonperforming loans to total loans	1.87%	1.79%	1.31%	1.05%	0.99%
Nonperforming assets to total loans plus OREO	2.15	2.07	1.48	1.22	1.13
Nonperforming assets to total assets	1.56	1.50	1.07	0.88	0.82
Allowance for loan losses to nonperforming loans	80.81	79.49	100.07	123.32	133.11
Allowance for loan losses to total loans	1.51	1.42	1.32	1.29	1.32

Nonperforming assets by type:
Commercial, financial, and agricultural	$85,995	$78,731	$54,919	$32,610	$35,695
Commercial real estate	52,875	42,280	37,367	35,049	42,447
Real estate construction	98,205	110,717	56,456	39,837	26,602
Leasing	83	522	1,316	1,323	79

Total commercial	237,158	232,250	150,058	108,819	104,823
Home equity	25,372	23,555	18,488	16,209	13,529
Installment	6,035	5,184	4,184	3,881	3,290

Total retail	31,407	28,739	22,672	20,090	16,819
Residential mortgage	36,105	27,873	34,727	33,737	29,030

Total nonperforming loans	304,670	288,862	207,457	162,646	150,672
Commercial real estate owned	29,581	29,438	8,090	8,465	5,445
Residential real estate owned	12,084	12,284	10,987	10,308	7,978
Bank properties real estate owned	4,808	4,857	7,721	7,716	7,443

Other real estate owned	46,473	46,579	26,798	26,489	20,866

Total nonperforming assets	$351,143	$335,441	$234,255	$189,135	$171,538

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
Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, loans 90 days or more past due but still accruing, and restructured loans. The Corporation specifically excludes from its definition of nonperforming loans student loan balances that are 90 days or more past due and still accruing and that have contractual government guarantees as to collection of principal and interest. The Corporation had approximately $13.0 million, $12.8 million and $14.7 million of these past due student loans at September 30, 2008, September 30, 2007, and December 31, 2007, respectively.

Nonperforming loans were $305 million at September 30, 2008, compared to $151 million at September 30, 2007 and $163 million at year-end 2007. The ratio of nonperforming loans to total loans was 1.87% at September 30, 2008, compared to 0.99% at September 30, 2007 and 1.05% at year-end 2007. The Corporation’s allowance for loan losses to nonperforming loans was 81% at September 30, 2008, down from 133% at September 30, 2007 and 123% at December 31, 2007.
The time period starting in the second half of 2007 and continuing in 2008 was marked with general economic and industry declines with pervasive impact on consumer confidence, business and personal financial performance, and commercial and residential real estate markets. The increase in nonperforming loans from both year-end 2007 and the comparable September quarter of 2007 was primarily due to the impact of declining property values, slower sales, longer holding periods, and rising costs (such as energy) brought on by deteriorating real estate conditions and the weakening economy, and was especially impacted by several larger individual credit relationships. As shown in Table 9, total nonperforming loans were up $142 million or 87% since year-end 2007, with commercial nonperforming loans up $128 million (primarily attributable to larger construction and other commercial credits in housing-related industries) and consumer-related nonperforming loans were up $14 million. Since September 30, 2007, total nonperforming loans increased $154 million, with commercial nonperforming loans up $132 million and consumer-related nonperforming loans up $22 million. The addition of these larger commercial credit relationships was the primary cause for the decline in the ratio of allowance for loan losses to nonperforming loans at September 30, 2008 to 81%. The Corporation’s estimate of the appropriate allowance for loan losses does not have a targeted reserve to nonperforming loan coverage ratio. However, management’s allowance methodology at September 30, 2008, including an impairment analysis on specifically identified commercial loans defined by the Corporation as impaired, incorporated the level of specific reserves for these larger commercial credit relationships, as well as other factors, in determining the overall adequacy of the allowance for loan losses.
Potential Problem Loans: The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the level of the allowance for loan losses. Potential problem loans are defined by management as certain loans bearing criticized loan risk ratings by management but that are not in nonperforming status; however, there are circumstances present to create doubt as to the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that the Corporation expects losses to occur, but that management recognized a higher degree of credit risk associated with these loans (especially when considering the level of economic decline seen in 2008 compared to 2007 and prior years). The loans that have been reported as potential problem loans are predominantly commercial loans covering a diverse range of businesses and are not concentrated in a particular industry. At September 30, 2008, potential problem loans totaled $766 million, compared to $416 million at September 30, 2007, and $546 million at December 31, 2007. The $350 million increase in potential problem loans since September 30, 2007, was primarily due to a $192 million increase in real estate construction and a $140 million increase in commercial, financial, and agricultural. The rise in and level of potential problem loans highlights management’s uncertainty of the pace at which a commercial credit may deteriorate, the duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by the Corporation’s customers and on underlying real estate values (residential and commercial).
Other Real Estate Owned: Other real estate owned was $46.5 million at September 30, 2008, compared to $20.9 million at September 30, 2007, and $26.5 million at year-end 2007. The $25.6 million increase in other real estate owned between the September periods was predominantly due to a $24.1 million increase in commercial real estate owned (largely attributable to an $18.5 million housing-related commercial property in Florida, and other larger commercial foreclosures primarily across our tri-state footprint), a $4.1 million increase in residential real estate owned, and a $2.6 million decrease to bank premises no longer used for banking and reclassified into other real estate owned (including a $2.7 million reduction from the sale of a bank property). The $20.0 million increase in other real estate owned since December 31, 2007, was primarily due to the $18.5 million commercial property noted above.

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
Funds are available from a number of basic banking activity sources, primarily from the core deposit base and from loans and securities repayments and maturities. Additionally, liquidity is provided from the sales of the investment securities portfolio, lines of credit with major banks, the ability to acquire large, network, and brokered deposits, and the ability to securitize or package loans for sale. The Corporation regularly evaluates the creation of additional funding capacity based on market opportunities and conditions, as well as corporate funding needs. The Corporation’s capital can be a source of funding and liquidity as well (see section “Capital”). The current volatility and disruptions in capital markets may impact the Corporation’s ability to access certain liquidity sources in the same manner as the Corporation had in the past.
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
At September 30, 2008, the Corporation was in compliance with its internal liquidity objectives.
While dividends and service fees from subsidiaries and proceeds from issuance of capital are primary funding sources for the Parent Company, these sources could be limited or costly (such as by regulation or subject to the capital needs of its subsidiaries or by market appetite for bank holding company stock). The Corporation has multiple funding sources that could be used to increase liquidity and provide additional financial flexibility. The Parent Company has available a $100 million revolving credit facility with established lines of credit from nonaffiliated banks due to mature November 6, 2008, of which $100 million was available at September 30, 2008. The Parent Company is in the process of evaluating the renewal of these lines of credit. In addition, under the Parent Company’s $200 million commercial paper program, $25 million of commercial paper was outstanding and $175 million of commercial paper was available at September 30, 2008.
In May 2002, the Parent Company filed a “shelf” registration statement under which the Parent Company may offer up to $300 million of trust preferred securities. In May 2002, $175 million of trust preferred securities were issued, bearing a 7.625% fixed coupon rate. At September 30, 2008, $125 million was available under the trust preferred shelf. In May 2001, the Parent Company filed a “shelf” registration statement whereby the Parent Company may offer up to $500 million of any combination of the following securities, either separately or in units: debt securities, preferred stock, depositary shares, common stock, and warrants. In September 2008, the Parent Company issued $26 million in a subordinated note offering, bearing a 9.25% fixed coupon rate, 5-year no-call provision, and 10-year maturity, while in August 2001, the Parent Company issued $200 million in a subordinated note offering, bearing a 6.75% fixed coupon rate and 10-year maturity. At September 30, 2008, $274 million was available under the shelf registration, which expires late in 2008.
A bank note program associated with Associated Bank, National Association, (the “Bank”) was established during 2000. Under this program, short-term and long-term debt may be issued. As of September 30, 2008, no long-term bank notes were outstanding and $225 million was available under the 2000 bank note program. A new bank note program was instituted during the third quarter of 2005, of which $2 billion was available at September 30, 2008. The 2005 bank note program will be utilized upon completion of the 2000 bank note program. The Bank has also established federal funds lines with major banks and the ability to borrow from the Federal Home Loan Bank

($1.3 billion of FHLB advances were outstanding at September 30, 2008). The Bank also issues institutional certificates of deposit, network deposits, brokered certificates of deposit, and to a lesser degree, accepts Eurodollar deposits. For the remainder of 2008, the Bank anticipates future growth in network transaction deposits.
Investment securities are an important tool to the Corporation’s liquidity objective. As of September 30, 2008, all investment securities are classified as available for sale and are reported at fair value on the consolidated balance sheet. Of the $3.6 billion investment portfolio at September 30, 2008, $2.1 billion was pledged to secure certain deposits or for other purposes as required or permitted by law, and $181 million of FHLB and Federal Reserve stock combined is “restricted” in nature and less liquid than other tradable equity securities. The majority of the remaining securities could be pledged or sold to enhance liquidity, if necessary.
The FHLB of Chicago announced in October 2007 that it was under a consensual cease and desist order with its regulator, which among other things, restricts various future activities of the FHLB of Chicago. Such restrictions may limit or stop the FHLB from paying dividends or redeeming stock without prior approval. The FHLB of Chicago last paid a dividend in the third quarter of 2007.
For the nine months ended September 30, 2008, net cash provided by operating and financing activities was $0.4 billion and $0.7 billion, respectively, while investing activities used net cash of $1.0 billion, for a net increase in cash and cash equivalents of $0.1 billion since year-end 2007. Generally, during the first nine months of 2008, net assets increased $0.9 billion compared to year-end 2007, primarily in loans. Deposits and short-term borrowings were predominantly used to fund asset growth and repay long-term funding, as well as to provide for the payment of cash dividends to the Corporation’s stockholders.
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
The following table represents the Corporation’s consolidated static gap position as of September 30, 2008.
TABLE 10: Interest Rate Sensitivity Analysis

	Interest Sensitivity Period
				Total Within
	0-90 Days	91-180 Days	181-365 Days	1 Year	Over 1 Year	Total
			($ in Thousands)
Earning assets:
Loans held for sale	$40,912	$—	$—	$40,912	$—	$40,912
Investment securities, at fair value	425,198	181,317	410,531	1,017,046	2,599,771	3,616,817
Loans	9,233,685	628,274	1,318,863	11,180,822	5,091,665	16,272,487
Other earning assets	72,943	—	—	72,943	—	72,943

Total earning assets	$9,772,738	$809,591	$1,729,394	$12,311,723	$7,691,436	$20,003,159

Interest-bearing liabilities:
Deposits (1) (2)	$3,894,151	$1,629,667	$2,444,907	$7,968,725	$5,697,335	$13,666,060
Other interest-bearing liabilities (2)	5,179,051	330,397	7,700	5,517,148	730,196	6,247,344
Interest rate swaps	(400,000)	—	200,000	(200,000)	200,000	—

Total interest-bearing liabilities	$8,673,202	$1,960,064	$2,652,607	$13,285,873	$6,627,531	$19,913,404

Interest sensitivity gap	$1,099,536	$(1,150,473)	$(923,213)	$(974,150)	$1,063,905	$89,755
Cumulative interest sensitivity gap	$1,099,536	$(50,937)	$(974,150)

12 Month cumulative gap as a percentage of earning assets at September 30, 2008	5.5%	(0.3)%	(4.9)%

(1)	The interest rate sensitivity assumptions for demand deposits, savings accounts, money market accounts, and interest-bearing demand deposit accounts are based on current and historical experiences regarding portfolio retention and interest rate repricing behavior. Based on these experiences, a portion of these balances are considered to be long-term and fairly stable and are, therefore, included in the “Over 1 Year” category.

(2)	For analysis purposes, Brokered CDs of $580 million have been included with other interest-bearing liabilities and excluded from deposits.
The static gap analysis in Table 10 provides a representation of the Corporation’s earnings sensitivity to changes in interest rates at a point in time. It is a static indicator that may not necessarily indicate the sensitivity of net interest income in a changing interest rate environment. Further, the interest rate position at any point in time is at risk to changes in other factors, such as the slope of the yield curve, competitive pricing pressures, changes in balance sheet mix from management action and/or from customer behavior relative to loan or deposit products. As of September 30, 2008, the 12-month cumulative gap results were within the Corporation’s interest rate risk policy.
Throughout 2007 and at December 31, 2007, the Corporation had an interest rate risk neutral position (meaning that the change in the repricing of assets nearly approximates the change in the repricing of liabilities, and thus, in falling or rising rate environments, a neutral sensitive bank will generally recognize approximately the same minor change in income). For 2008, the Corporation’s objective was to allow the interest rate profile to move towards a more liability-sensitive posture. At September 30, 2008, the Corporation is in a more liability sensitive position than at year-end 2007, aided predominantly by the increase in short-term funding and a lower percentage of earning assets repricing within a year. See also section “Net Interest Income and Net Interest Margin.”
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
The resulting simulations for September 30, 2008, projected that net interest income would decrease by approximately 2.0% of budgeted net interest income if rates rose by a 100 bp shock, and projected that the net interest income would increase by approximately 0.1% if rates fell by a 100 bp shock. At December 31, 2007, the 100 bp shock up was projected to decrease budgeted net interest income by approximately 0.9%, and the 100 bp shock down was projected to decrease budgeted net interest income by approximately 0.4%. As of September 30, 2008, the simulation of earnings results were within the Corporation’s interest rate risk policy.
Economic value of equity: Economic value of equity is another tool used to measure the impact of interest rates on the value of assets, liabilities, and off-balance sheet financial instruments. This measurement is a longer-term analysis of interest rate risk as it evaluates every cash flow produced by the current balance sheet.
These results are based solely on immediate and sustained parallel changes in market rates and do not reflect the earnings sensitivity that may arise from other factors. These factors may include changes in the shape of the yield curve, the change in spread between key market rates, or accounting recognition of the impairment of certain intangibles. The above results are also considered to be conservative estimates due to the fact that no management action to mitigate potential income variances is included within the simulation process. This action could include, but would not be limited to, delaying an increase in deposit rates, extending liabilities, using financial derivative products to hedge interest rate risk, changing the pricing characteristics of loans, or changing the growth rate of certain assets and liabilities. As of September 30, 2008, the projected changes for the economic value of equity were within the Corporation’s interest rate risk policy.
Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related commitments and derivative instruments. A discussion of the Corporation’s derivative instruments at September 30, 2008, is included in Note 11, “Derivative and Hedging Activities,” of the notes to consolidated financial statements. A discussion of the Corporation’s lending-related commitments is included in Note 12, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements. See also Note 8, “Long-term Funding,” of the notes to consolidated financial statements for additional information on the Corporation’s long-term funding.
Table 11 summarizes significant contractual obligations and other commitments at September 30, 2008, at those amounts contractually due to the recipient, including any premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.
TABLE 11: Contractual Obligations and Other Commitment

	One Year	One to	Three to	Over
	or Less	Three Years	Five Years	Five Years	Total
		($ in Thousands)

Time deposits	$3,437,987	$726,506	$320,950	$49,388	$4,534,831
Short-term borrowings	4,106,015	—	—	—	4,106,015
Long-term funding	500,051	817,079	167	244,425	1,561,722
Operating leases	13,901	24,190	17,193	22,879	78,163
Commitments to extend credit	3,471,446	1,164,185	557,254	94,622	5,287,507

Total	$11,529,400	$2,731,960	$895,564	$411,314	$15,568,238

Capital
Stockholders’ equity at September 30, 2008 was $2.4 billion, up $35 million from December 31, 2007. The $35 million increase in stockholders’ equity was primarily composed of the retention of earnings and the exercise of stock options, with partially offsetting decreases to stockholders’ equity from the payment of cash dividends and the repurchase of common stock. At September 30, 2008, stockholders’ equity included $10.3 million of accumulated other comprehensive loss compared to $2.5 million of accumulated other comprehensive loss at December 31, 2007. The $7.8 million change in accumulated other comprehensive loss resulted primarily from the change in the unrealized gain/loss position, net of the tax effect, on investment securities available for sale (from unrealized gains of $9.5 million at December 31, 2007, to unrealized gains of $1.6 million at September 30, 2008). Stockholders’ equity to assets was 10.51% and 10.79% at September 30, 2008 and December 31, 2007, respectively.
Cash dividends of $0.95 per share were paid in the first nine months of 2008, compared to $0.91 per share in the first nine months of 2007, an increase of 4%.
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
During 2007, under the block authorizations, the Corporation repurchased (and cancelled) 4.0 million shares of its outstanding common stock for approximately $134 million (or $33.47 per share) under two accelerated share repurchase agreements. In addition, the Corporation settled previously announced accelerated share repurchase agreements during 2007 by issuing shares. During 2008 through September 30, 2008, no shares were repurchased under this authorization. At September 30, 2008, approximately 3.9 million shares remain authorized to repurchase under the block authorizations. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities.
The Corporation regularly reviews the adequacy of its capital to ensure that sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic conditions in markets served and strength of management. The capital ratios of the Corporation and its banking affiliate are greater than minimums required by regulatory guidelines. The Corporation and its banking affiliate meet the “well-capitalized” definition established by the banking regulators. The Corporation’s capital ratios are summarized in Table 12. Management continually reviews alternatives to strengthen this position, which may include the issuance of debt instruments qualifying as capital under these ratios. See also section, “Subsequent Events,” which discussed the Troubled Asset Relief Program Capital Purchase Program announced by the government in October 2008.

TABLE 12
Capital Ratios
(In Thousands, except per share data)

	At or For the Quarter Ended
	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
	2008	2008	2008	2007	2007

Total stockholders’ equity	$2,364,247	$2,353,882	$2,382,418	$2,329,705	$2,291,182
Tier 1 capital	1,614,247	1,611,846	1,596,868	1,566,872	1,536,199
Total capital	1,939,639	1,955,030	1,927,374	1,888,346	1,859,718
Market capitalization	2,546,538	2,460,189	3,391,730	3,444,764	3,764,047

Book value per common share	$18.52	$18.46	$18.71	$18.32	$18.04
Cash dividend per common share	0.32	0.32	0.31	0.31	0.31
Stock price at end of period	19.95	19.29	26.63	27.09	29.63
Low closing price for the period	14.85	19.29	22.60	25.23	26.86
High closing price for the period	25.92	29.23	28.86	30.49	33.05

Total equity / assets	10.51%	10.55%	10.88%	10.79%	10.94%
Tier 1 leverage ratio	7.63	7.66	7.79	7.83	7.77
Tier 1 risk-based capital ratio	9.22	9.06	9.07	9.06	9.15
Total risk-based capital ratio	11.08	10.99	10.95	10.92	11.08

Shares outstanding (period end)	127,646	127,537	127,365	127,160	127,035
Basic shares outstanding (average)	127,553	127,433	127,298	127,095	126,958
Diluted shares outstanding (average)	127,711	127,964	127,825	127,835	127,847

Other:
Shares repurchased under all authorizations during the period, including settlements (1)	—	—	—	—	11
Average per share cost of shares repurchased during the period (1)	$—	$—	$—	$—	$—
Shares remaining to be repurchased under outstanding block authorizations at the end of the period	3,855	3,855	3,855	3,855	3,855

(1)	Does not include shares repurchased for minimum tax withholding settlements on equity compensation.
Comparable Third Quarter Results
Net income for the third quarter of 2008 was $37.8 million, down $33.9 million (47.4%) from net income of $71.7 million for third quarter 2007, attributable mainly to a larger provision for loan losses and other-than-temporary write-downs on various debt and equity securities. Return on average equity was 6.38% for third quarter 2008 versus 12.69% for third quarter 2007, while return on average assets was 0.68% compared to 1.38% for third quarter 2007. Tables 1 through 13 present selected comparable quarter data.
Net interest income of $166.5 million for the third quarter of 2008, was up $3.4 million (2.1%) versus third quarter 2007, while taxable equivalent net interest income was $173.4 million, $3.5 million (2.1%) higher than the third quarter of 2007. The increase in taxable equivalent net interest income was attributable to favorable volume variances (increasing taxable equivalent net interest income by $11.2 million) and unfavorable rate variances (decreasing taxable equivalent net interest income by $7.7 million). See Tables 2 and 3. Average earning assets of $19.9 billion in the third quarter of 2008, increased $1.2 billion from the third quarter of 2007, with average loans up $1.0 billion (7%) and investments up $0.2 billion (5%). Average interest-bearing liabilities of $17.1 billion were up $1.2 billion from third quarter 2007, with average wholesale funding up $1.5 billion (34%) and average interest-bearing deposits down $0.3 billion (3%). Noninterest-bearing demand deposits increased, on average, $0.1 billion (4%) from the third quarter of 2007.
The net interest margin of 3.48% was down 14 bp from 3.62% for the third quarter of 2007, the net result of an 11 bp increase in the interest rate spread (i.e., a 158 bp decrease in the average cost of interest-bearing liabilities versus a 147 bp decrease in the earning asset yield) offset by a 25 bp lower contribution from net free funds (due principally to lower rates on interest-bearing liabilities reducing the value of noninterest-bearing deposits and other net free funds). The average Federal funds rate for third quarter 2008 was 318 bp lower than for third quarter 2007.

On the asset side, average loans (yielding 5.65%, down 179 bp versus third quarter 2007) represented 81% of earning assets (unchanged from third quarter 2007). On the funding side, average wholesale funding (costing 2.92% for third quarter 2008, down 224 bp) grew as a percentage of interest-bearing liabilities (to 34%, versus 28% for third quarter 2007), while interest-bearing deposits (costing 2.19%, down 140 bp) represented a smaller portion of average interest-bearing liabilities (66%, versus 72% for third quarter 2007).
Between the comparable third quarter periods, the provision for loan losses grew $46.3 million. For third quarter 2008, the provision for loan losses was $55.0 million (or $16.6 million greater than net charge offs) versus third quarter 2007 of $8.7 million (or $5.9 million less than net charge offs, attributable to a $6 million fully charged off loan in third quarter 2007 provided for in second quarter 2007). Annualized net charge offs represented 0.94% of average loans for the third quarter of 2008 and 0.38% of average loans for the third quarter of 2007. The allowance for loan losses to loans at September 30, 2008 was 1.51% compared to 1.32% at September 30, 2007. Total nonperforming loans grew 102% to $305 million (1.87% of total loans) versus $151 million at September 30, 2007 (0.99% of total loans). See Table 8 and Table 9, as well as the discussion under sections “Provision for Loan Losses,” “Allowance for Loan Losses,” and “Nonperforming Loans and Other Real Estate Owned.”
Noninterest income was $75.3 million for the third quarter of 2008, down $9.6 million (11.3%) from the third quarter of 2007; however, excluding net asset sale and investment securities gains/(losses) combined, noninterest revenue for third quarter was $88.3 million (shown as “fee income” in Table 4), or $7.5 million (9.3%) higher than third quarter 2007. The net loss on asset sale and investment securities combined was $13.0 million for third quarter of 2008 (including a $10.1 million other-than-temporary write-down on FHLMC and FNMA preferred stock combined, and a $3.5 million write-down on two trust preferred debt securities), versus net gains combined of $4.1 million for third quarter 2007 (principally due to gains on equity securities, branch deposits, and branch facilities sold). Core fee-based revenue was $71.1 million, up $5.7 million or 8.7% over the third quarter of 2007 with solid growth in service charges on deposit accounts (up $7.0 million or 26.3%) and card-based and other nondeposit fees (up 0.7%), while weaker market conditions affected trust service fees (down 8.0%) and retail commissions (down 3.5%). Net mortgage banking income was up $0.6 million, with a $0.1 million decrease in gross mortgage banking income (particularly lower gains on sales) and a $0.7 million decrease in mortgage servicing rights expense (attributable to a $0.1 million valuation recovery in third quarter 2007 versus a $0.8 million valuation recovery for third quarter 2008). BOLI income increased $0.6 million, primarily attributable to higher average BOLI balances between the comparable third quarter periods. Other income increased $0.7 million, with small increases in various revenues (such as ATM and international banking income).
Noninterest expense for third quarter 2008 was $136.6 million, up $2.6 million (1.9%) over third quarter 2007 (see also Table 5). Personnel costs were up $1.8 million (2.3%), primarily attributable to $3.2 million higher salary-related expenses (including $1.4 million increase in base salaries and commissions, and $0.7 million higher cost related to vesting of stock options and restricted stock grants), partially offset by $1.4 million lower fringe benefit expenses (with premium-based benefits down $1.8 million, aided by health care cost management). Average full-time equivalent employees were 5,141 for third quarter 2008, down slightly (1%) from 5,200 for the comparable 2007 period. Collectively all other noninterest expenses were up $0.8 million (1%), across various categories, with equipment up $0.6 million (mostly increased equipment maintenance). Income tax expense for the third quarter of 2008 was $12.5 million, a decrease of $21.0 million versus the comparable quarter of 2007, primarily due to lower net income before tax.

TABLE 13
Selected Quarterly Information
($ in Thousands)

	For the Quarter Ended
	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
	2008	2008	2008	2007	2007

Summary of Operations:
Net interest income	$166,517	$172,732	$165,117	$164,219	$163,073
Provision for loan losses	55,011	59,001	23,002	15,501	8,733
Noninterest income
Trust service fees	10,020	10,078	10,074	10,723	10,886
Service charges on deposit accounts	33,609	30,129	23,684	25,866	26,609
Card-based and other nondeposit fees	12,517	12,301	11,425	12,088	12,436
Retail commissions	14,928	16,004	16,115	14,917	15,476

Core fee-based revenue	71,074	68,512	61,298	63,594	65,407
Mortgage banking, net	3,571	5,395	6,945	498	3,006
BOLI income	5,235	4,997	4,861	4,240	4,650
Asset sale gains (losses), net	573	(731)	(456)	11,062	2,220
Investment securities gains (losses), net	(13,585)	(718)	(2,940)	(815)	1,879
Other	8,455	9,170	12,920	7,094	7,758

Total noninterest income	75,323	86,625	82,628	85,673	84,920
Noninterest expense
Personnel expense	78,395	78,066	75,643	76,487	76,617
Occupancy	12,037	12,026	13,264	11,784	11,967
Equipment	5,088	4,653	4,597	4,820	4,440
Data processing	7,634	8,250	7,121	8,189	7,991
Business development and advertising	5,175	5,137	5,041	5,482	4,830
Other intangible asset amortization	1,568	1,568	1,569	1,758	1,979
Other	26,680	26,121	29,077	31,582	26,185

Total noninterest expense	136,577	135,821	136,312	140,102	134,009
Income tax expense	12,483	17,176	21,966	29,498	33,510

Net income	$37,769	$47,359	$66,465	$64,791	$71,741

Taxable equivalent net interest income	$173,416	$179,546	$172,213	$171,338	$169,929
Net interest margin	3.48%	3.65%	3.58%	3.62%	3.62%
Effective tax rate	24.84%	26.61%	24.84%	31.28%	31.84%

Average Balances:
Assets	$22,072,948	$21,975,451	$21,449,963	$20,935,023	$20,678,498
Earning assets	19,884,434	19,754,651	19,276,208	18,849,079	18,685,978
Interest-bearing liabilities	17,107,551	16,992,508	16,611,047	16,090,488	15,941,683
Loans	16,203,717	16,120,732	15,708,321	15,301,761	15,183,444
Deposits	13,710,297	13,493,511	13,643,559	13,760,991	13,940,970
Wholesale funding	5,876,051	5,950,699	5,293,797	4,750,471	4,386,354
Stockholders’ equity	2,353,606	2,377,841	2,357,757	2,289,522	2,242,665
Sequential Quarter Results
Net income for the third quarter of 2008 was $37.8 million, a decrease of $9.6 million (20.2%) from net income of $47.4 million for second quarter 2008, attributable mainly to larger other-than-temporary write-downs on various debt and equity securities. For the third quarter of 2008, return on average assets was 0.68% and return on average equity was 6.38%, compared to return on average assets of 0.87% and return on average equity of 8.01% for the second quarter of 2008 (see Table 1).
Net interest income of $166.5 million for third quarter 2008 was down $6.2 million (3.6%) versus second quarter 2008, while taxable equivalent net interest income for the third quarter of 2008 was $173.4 million, $6.1 million lower than the second quarter of 2008. Volume variances increased taxable equivalent net interest income by $1.9 million, and one more day in the third quarter increased net interest income by $0.9 million, while changes in the rate environment and product pricing decreased net interest income by $8.9 million. The Federal funds rate averaged 2.00% for third quarter 2008, 8 bp lower than the average rate for second quarter 2008. The net interest margin between the sequential quarters was down 17 bp, to 3.48% in the third quarter of 2008, comprised of a 15 bp lower interest rate spread (to 3.14%, as the rate on interest-bearing liabilities fell 9 bp and the yield on earning assets declined 24 bp) and a 2 bp lower contribution from net free funds (to 0.34%). Compared to second quarter 2008, average earning assets grew $0.1 billion to $19.9 billion, attributable to loans (up $0.1 billion, predominantly in home equity loans). On the funding side, average interest-bearing deposits were up $0.2 billion, while average demand deposits (the primary component of net free funds) remained unchanged. On average, wholesale funding balances were down $0.1 billion from second quarter 2008, attributable fully to short-term borrowings.
Provision for loan losses for the third quarter of 2008 was $55.0 million (or $16.6 million greater than net charge offs), compared to $59.0 million (or $22.0 million greater than net charge offs) in the second quarter of 2008. Annualized net charge offs represented 0.94% of average loans for the third quarter of 2008 compared to 0.92% for the second quarter of 2008. Total nonperforming loans of $305 million (1.87% of total loans) at September 30, 2008 were up $16 million from $289 million (1.79% of total loans) at June 30, 2008, as weakness in the economy, housing, and housing-related industries continued to impact loan performance quality. The allowance for loan losses to loans at September 30, 2008 was 1.51%, compared to 1.42% at June 30, 2008. See discussion under sections, “Provision for Loan Losses,” “Allowance for Loan Losses,” and “Nonperforming Loans and Other Real Estate Owned.”
Noninterest income for the third quarter of 2008 decreased $11.3 million to $75.3 million versus second quarter 2008, primarily due to an $11.6 million unfavorable swing in investment losses and asset sales gains combined. Other-than-temporary write-downs were $13.6 billion (related to FHLMC and FNMA preferred stock and two trust preferred debt securities), versus $0.7 million in second quarter 2008 (related to the write-down of an equity security). Net asset sale gains were $0.6 million for third quarter 2008 (including a $1.2 gain on the sale of third party administration business contracts), versus net asset sale losses of $0.7 million for second quarter of 2008. Core fee-based revenues of $71.1 million were up $2.6 million over second quarter 2008, led by a $3.5 million increase in service charges on deposit accounts (primarily due to higher nonsufficient funds / overdraft fees), offset partly by a $1.1 million decline in retail commissions (due to cyclically lower insurance contingency revenue). Net mortgage banking was down $1.8 million versus second quarter 2008, with $0.7 million lower gains on sales and related income and $1.1 million higher mortgage servicing rights expense (notably from a $0.8 million valuation recovery in third quarter 2008 versus a $1.8 million valuation recovery for second quarter 2008). All other noninterest income categories combined were $13.7 million, down $0.5 million compared to the second quarter of 2008.
On a sequential quarter basis, noninterest expense increased $0.7 million to $136.6 million, with personnel expense up $0.3 million and nonpersonnel expenses combined up $0.4 million compared to the second quarter of 2008. The $0.3 million increase in personnel expense was primarily due to an extra day of salary expense between quarters. Post-conversion (i.e., since mid-May 2008) in-house operations versus third party provider costs impacted a $0.4 million increase in equipment expense and a $0.6 million decrease in data processing expense. Other expense (as shown in Table 13) was up $0.6 million compared to the second quarter of 2008, primarily attributable to higher legal and professional expense related to corporate actions and projects.
Income tax expense for the third quarter of 2008 was $12.5 million compared to $17.2 million for second quarter 2008. The decrease in tax expense was primarily due to lower net income before tax.
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
In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts — An Interpretation of FASB Statement No. 60” (“SFAS 163”). This statement requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Expanded disclosures about financial guarantee insurance contracts are also required by this statement. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 31, 2008. The Corporation will adopt SFAS 163 at the beginning of 2009 as required and is in the process of assessing the impact on its results of operations, financial position, and liquidity.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). An amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), SFAS 161 applies to all derivative instruments and provides financial statement users with increased qualitative, quantitative, and credit-risk disclosures. It requires enhanced disclosures about how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is to be applied prospectively for interim periods and fiscal years beginning after November 15, 2008, with early adoption permitted. The Corporation will adopt SFAS 161 when required in 2009.
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
In June 2008, the FASB ratified the consensus reached by the EITF in Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). This issue requires companies with (1) options or warrants on their own shares, including market-based employee stock option valuation instruments; (2) forward contracts on their own shares, including forward contracts entered into as part of an accelerated share repurchase program; and (3) convertible debt instruments and convertible preferred stock to evaluate whether an instrument (or embedded feature) is indexed to its own stock. In order to complete this evaluation, EITF 07-5 requires companies to use a two-step approach, in which companies must first evaluate any contingencies, and then evaluate the instrument’s settlement provisions. By meeting the requirements set forth in these two steps, an instrument will be considered indexed to its own stock and exempt from the application of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). EITF 07-5 also determined equity-linked financial instruments whose strike price is denominated in a currency other than the issuer’s functional currency is not considered indexed to its own stock. Further, employee stock option valuation instruments were determined to generally be accounted for as derivatives under SFAS 133. EITF 07-5 will be effective for fiscal years beginning after December 15, 2008. The Corporation will adopt EITF 07-5 at the beginning of 2009 as required and is in the process of assessing the impact on its results of operations, financial position, and liquidity.
In September 2008, the FASB issued FSP No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1 and FIN 45-4”). The intention of this FSP is to enhance disclosures about credit derivatives by requiring additional information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. It amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indebtedness to Others,” by requiring disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments, as well as disclosures about the current status of the payment/performance risk of a guarantee. FSP FAS 133-1 and FIN 45-4 clarifies the disclosures required by Statement 161 should be provided for any reporting period beginning after November 15, 2008. This FSP is effective for annual or interim reporting periods ending after November 15, 2008. The Corporation will adopt FSP FAS 133-1 and FIN 45-4, as required, in the fourth quarter of 2008 and is in the process of assessing the impact on its results of operations, financial position, and liquidity.
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
Subsequent Events
On October 22, 2008, the Board of Directors declared a $0.32 per share dividend payable on November 17, 2008, to shareholders of record as of November 7, 2008. This cash dividend has not been reflected in the accompanying consolidated financial statements.
On October 14, 2008, the U.S. Treasury Department and the Federal Deposit Insurance Corporation (“FDIC”) each announced steps to further address the issues that confront the banking system. The U.S. Treasury Department announced details of its voluntary TARP (Troubled Asset Relief Program) Capital Purchase Program, whereby the U.S. Treasury will make direct equity investments into banks in the form of senior preferred equity and common equity warrants. Under the TARP Capital Purchase Program, the U.S. Treasury will purchase up to $250 billion of senior preferred equity in qualifying financial institutions providing an immediate influx of Tier 1 capital into the banking system. Participants must adopt the U.S. Treasury Department’s standards for executive compensation and corporate governance, for the period during which the U.S. Treasury holds equity issued under this program.
The FDIC announced that it would provide short-term liquidity relief under the FDIC’s Temporary Liquidity Guarantee Program by guaranteeing, subject to restrictions, the payment of certain newly-issued senior unsecured debt issued by banks (for a fee that would increase future interest expense to the extent the Corporation would participate), and by providing full deposit insurance coverage for noninterest-bearing transaction deposit accounts, regardless of dollar amount (for an additional fee which is expected to increase future FDIC insurance costs). The Corporation is evaluating the magnitude and timing of these and other related costs, as well as its participation in the various programs.
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
As of September 30, 2008, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2008. No changes were made to the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act of 1934) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Following are the Corporation’s monthly common stock purchases during the third quarter of 2008. For a discussion of the common stock repurchase authorizations and repurchases during the period, see section “Capital” included under Part I Item 2 of this document.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price	Part of Publicly	Be Purchased Under
Period	Shares Purchased	Paid per Share	Announced Plans	the Plan

July 1- July 31, 2008	258	$15.53	—	—
August 1 - August 31, 2008	—	—	—	—
September 1 - September 30, 2008	—	—	—	—

Total	258	$15.53	—	—

During the third quarter of 2008, the Corporation repurchased shares for minimum tax withholding settlements on equity compensation. The effect to the Corporation of this transaction was an increase in treasury stock and a decrease in cash of approximately $4,000 in the third quarter of 2008.
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

ASSOCIATED BANC-CORP (Registrant)
Date: November 5, 2008	/s/ Paul S. Beideman
Paul S. Beideman
Chairman and Chief Executive Officer

Date: November 5, 2008	/s/ Joseph B. Selner
Joseph B. Selner
Chief Financial Officer