Form 10-K
period 2008-12-31
ASSOCIATED BANC-CORP
filed 2009-02-26
CIK 7789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 0-5519 and 001-31343
ASSOCIATED BANC-CORP
(Exact name of registrant as specified in its charter)

Wisconsin	39-1098068
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
1200 Hansen Road	54304
Green Bay, Wisconsin	(Zip code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (920) 491-7000
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

Title of each class	Name of each exchange on which registered

Common stock, par value $0.01 per share	The Nasdaq Stock Market LLC

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
Yes ☐     No ☑

As of June 30, 2008, (the last business day of the registrant’s most recently completed second fiscal quarter) the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $2,417,296,000. This excludes approximately $65,023,000 of market value representing the outstanding shares of the registrant owned by all directors and officers who individually, in certain cases, or collectively, may be deemed affiliates. This includes approximately $140,468,000 of market value representing 5.71% of the outstanding shares of the registrant held in a fiduciary capacity by the trust company subsidiary of the registrant.

As of January 31, 2009, 127,899,500 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document Proxy Statement for Annual Meeting of Shareholders on April 22, 2009	Part of Form 10-K Into Which Portions of Documents are Incorporated Part III

ASSOCIATED BANC-CORP
2008 FORM 10-K TABLE OF CONTENTS

		Page

PART I
Item 1.	Business	3
Item 1A.	Risk Factors	11
Item 1B.	Unresolved Staff Comments	20
Item 2.	Properties	21
Item 3.	Legal Proceedings	21
Item 4.	Submission of Matters to a Vote of Security Holders	21

PART II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities	21
Item 6.	Selected Financial Data	24
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	73
Item 8.	Financial Statements and Supplementary Data	74
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	128
Item 9A.	Controls and Procedures	128
Item 9B.	Other Information	130

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	130
Item 11.	Executive Compensation	130
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	130
Item 13.	Certain Relationships and Related Transactions, and Director Independence	131
Item 14.	Principal Accounting Fees and Services	131

PART IV
Item 15.	Exhibits and Financial Statement Schedules	131
Signatures		134
EX-10(A)
EX-10(B)
EX-10(C)
EX-10(D)
EX-10(E)
EX-10(F)
EX-10(G)
EX-10(H)
EX-10(I)
EX-10(J)
EX-10(K)
EX-10(L)
EX-21
EX-23
EX-24
EX-31.1
EX-31.2
EX-32

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

Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, could affect the future financial results of Associated Banc-Corp and could cause those results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document. These factors, many of which are beyond Associated Banc-Corp’s control, include the following:

•	operating, legal, and regulatory risks;

•	economic, political, and competitive forces affecting Associated Banc-Corp’s banking, securities, asset management, insurance, and credit services businesses;

•	integration risks related to acquisitions;

•	impact on net interest income from changes in monetary policy and general economic conditions;

•	the risk that Associated Banc-Corp’s analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful; and

•	other factors discussed under Item 1A, “Risk Factors” and elsewhere herein.

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

General

Associated Banc-Corp (individually referred to herein as the “Parent Company” and together with all of its subsidiaries and affiliates, collectively referred to herein as “the Corporation,” “Associated,” “we,” “us,” or “our”) is a bank holding company registered pursuant to the Bank Holding Company Act of 1956, as amended (the “BHC Act”). We were incorporated in Wisconsin in 1964 and were inactive until 1969 when permission was received from the Board of Governors of the Federal Reserve System (the “FRB” or “Federal Reserve”) to acquire three banks. At December 31, 2008, we owned one nationally chartered commercial bank headquartered in Wisconsin serving local communities within our three-state footprint (Wisconsin, Illinois, and Minnesota) and, measured by total assets held at December 31, 2008, were the second largest commercial bank holding company headquartered in Wisconsin. At December 31, 2008, we owned one nationally chartered trust company headquartered in Wisconsin. We also owned 27 limited purpose banking and nonbanking subsidiaries located in Arizona, Colorado, Illinois, Indiana, Iowa, Michigan, Minnesota, Missouri, Nevada, Vermont, and Wisconsin, that are closely related or incidental to the business of banking.

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

Responsibility for the management of the subsidiaries remains with their respective boards of directors and officers. Services rendered to the subsidiaries by us are intended to assist the management of these subsidiaries to expand the scope of services offered by them. At December 31, 2008, our bank subsidiary Associated Bank, National Association (“Associated Bank”), provided services through approximately 300 locations in approximately 160 communities.

Services

Through our banking subsidiary and various nonbanking subsidiaries, we provide a broad array of banking and nonbanking products and services to individuals and businesses in the communities we serve. We organize our business into two reportable segments: Banking and Wealth Management. Our banking and wealth management activities are conducted predominantly in Wisconsin, Minnesota, and Illinois, and are primarily delivered through branch facilities in this tri-state area, as well as supplemented through loan production offices, supermarket branches, a customer service call center and 24-hour phone-banking services, an interstate Automated Teller Machine (ATM) network, and internet banking services. See also Note 20, “Segment Reporting,” of the notes to consolidated financial statements within Part II, Item 8, “Financial Statements and Supplementary Data.” As disclosed in Note 20, the banking segment represented approximately 90% of total revenues in 2008, as defined in the note. Our profitability is significantly dependent on the net interest income, noninterest income, the level of the provision for loan losses, noninterest expense, and related income taxes of our banking segment.

Banking consists of lending and deposit gathering (as well as other banking-related products and services) to businesses, governments, and consumers, and the support to deliver, fund, and manage such banking services. We offer a variety of loan and deposit products to retail customers, including but not limited to: home equity loans and lines of credit, residential mortgage loans and mortgage refinancing, education loans, personal and installment loans, checking, savings, money market deposit accounts, IRA accounts, certificates of deposit, and safe deposit boxes. As part of our management of originating and servicing residential mortgage loans, nearly all of our long-term, fixed-rate residential real estate mortgage loans are sold in the secondary market with servicing rights retained. Loans, deposits, and related banking services to businesses (including small and larger businesses, governments/municipalities, metro or niche markets, and companies with specialized lending needs such as floor plan lending or asset-based lending) primarily include, but are not limited to: business checking and other business deposit products, business loans, lines of credit, commercial real estate financing, construction loans, letters of credit, revolving credit arrangements, and to a lesser degree, business credit cards and equipment and machinery leases. To further support business customers and correspondent financial institutions, we provide safe deposit and night depository services, cash management, international banking, as well as check clearing, safekeeping, and other banking-based services.

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

The wealth management segment provides products and a variety of fiduciary, investment management, advisory and corporate agency services to assist customers in building, investing, or protecting their wealth. Customers include individuals, corporations, small businesses, charitable trusts, endowments, foundations, and institutional investors. The wealth management segment is comprised of a full range of personal and business insurance products and services (including life, property, casualty, credit and mortgage insurance, fixed annuities, and employee group benefits consulting and administration); full-service investment brokerage, variable annuities, and discount and on-line brokerage; and trust/asset management, investment management, administration of pension, profit-sharing and other employee benefit plans, personal trusts, and estate planning. See also Note 20, “Segment Reporting,” of the notes to consolidated financial statements within Part II, Item 8, “Financial Statements and Supplementary Data.” As disclosed in Note 20, the wealth management segment represented approximately 10% of total revenues in 2008, as defined in the note.

We are not dependent upon a single or a few customers, the loss of which would have a material adverse effect on us. No material portion of our business is seasonal.

Employees

At December 31, 2008, we had approximately 5,140 full-time equivalent employees. None of our employees are represented by unions.

Competition

The financial services industry is highly competitive. We compete for loans, deposits, and financial services in all of our principal markets. We compete directly with other bank and nonbank institutions located within our markets, internet-based banks, with out-of-market banks and bank holding companies that advertise or otherwise serve our markets, money market and other mutual funds, brokerage houses, and various other financial institutions. Additionally, we compete with insurance companies, leasing companies, regulated small loan companies, credit unions, governmental agencies, and commercial entities offering financial services products. Competition involves efforts to retain current customers and to obtain new loans and deposits, the scope and type of services offered, interest rates paid on deposits and charged on loans, as well as other aspects of banking. We also face direct competition from members of bank holding company systems that have greater assets and resources than ours.

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

Under the risk-based capital requirements for bank holding companies, the minimum requirement for the ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital (as defined below) is to be composed of common stockholders’ equity, retained earnings, qualifying perpetual preferred stock (in a limited amount in the case of cumulative preferred stock), minority interests in the equity accounts of consolidated subsidiaries, and qualifying trust preferred securities, less goodwill and certain intangibles (“Tier 1 Capital”). The remainder of total capital may consist of qualifying subordinated debt and redeemable preferred stock, qualifying cumulative perpetual preferred stock and allowance for loan losses (“Tier 2 Capital”, and together with Tier 1 Capital, “Total Capital”). At December 31, 2008, our Tier 1 Capital ratio was 11.91% and Total Capital ratio was 13.76%.

The Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These requirements provide for a minimum leverage ratio of Tier 1 Capital to adjusted average quarterly assets (“Leverage

Ratio”) equal to 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a leverage ratio of at least 4%. Our Leverage Ratio at December 31, 2008, was 9.75%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve will continue to consider a “tangible tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or to engage in new activity. The Federal Reserve has not advised us of any specific minimum leverage ratio or tier 1 leverage ratio applicable to us.

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

On July 20, 2007, the federal banking agencies withdrew their previously announced Basel 1A proposal with respect to risk-based capital requirements. In so doing, the federal banking agencies published a revised capital requirements proposal applicable to all domestic banks, bank holding companies and savings associations (called the Basel II Standardized Approach) not otherwise subject to the Basel II advanced approaches rule. We are not subject to the Basel II advanced approaches rule. As proposed, according to the federal banking agencies, the revised rule would: (i) expand the use of credit ratings for determining risk weights; (ii) base risk weights for residential mortgages on loan-to-value ratios; (iii) expand the types of financial collateral and guarantees available to banks to offset credit risk; (iv) offer more risk-sensitive approaches for recognizing the benefits of mitigating credit risk; (v) increase the risk weight for certain short-term commitments; (vi) improve the risk sensitivity of the risk-based capital requirements for securitizations and equity investments; and (vii) institute a risk-based capital requirement for operational risk. Under the Basel II Standardized Approach, a covered entity would have to affirmatively “opt in” to use such approach by notifying its regulator at least 60 days before the beginning of the calendar quarter in which it first used the Basel II Standardized Approach; if such opt-in is not exercised, the entity would remain under the general risk-based capital rules. Elections to opt in to the Basel II Standardized Approach by a bank holding company would also apply to its subsidiary depository institutions. As of December 31, 2008, the Corporation did not intend to opt-in to the Basel II Standardized Approach. Comments on the proposal were due to the federal banking regulators on October 27, 2008.

Emergency Economic Stabilization Act of 2008

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (“EESA”), giving the United States Department of the Treasury (“UST”) authority to take certain actions to restore liquidity and stability to the U.S. banking markets. Based upon its authority in the EESA, a number of programs to implement EESA have been announced. Those programs include the following:

•	Capital Purchase Program (“CPP”). Pursuant to this program, the UST, on behalf of the US government, will purchase preferred stock, along with warrants to purchase common stock, from certain financial institutions, including bank holding companies, savings and loan holding companies and banks or savings associations not controlled by a holding company. The investment will have a dividend rate of 5% per year, until the fifth anniversary of the UST’s investment and a dividend of 9% thereafter.

During the time the UST holds securities issued pursuant to this program, participating financial institutions will be required to comply with certain provisions regarding executive compensation and corporate governance. Participation in this program also imposes certain restrictions upon an institution’s dividends to common shareholders and stock repurchase activities. As described further herein, we elected to participate in the CPP and received $525 million pursuant to the program.

•	Temporary Liquidity Guarantee Program. This program contained both (i) a debt guarantee component, whereby the FDIC will guarantee until June 30, 2012, the senior unsecured debt issued by eligible financial institutions between October 14, 2008 and June 30, 2009; and (ii) an account transaction guarantee component, whereby the FDIC will insure 100% of non-interest bearing deposit transaction accounts held at eligible financial institutions, such as payment processing accounts, payroll accounts and working capital accounts through December 31, 2009. The deadline for participation or opting out of this program was December 5, 2008. We elected not to opt out of the program.

•	Temporary increase in deposit insurance coverage. Pursuant to the EESA, the FDIC temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The EESA provides that the basic deposit insurance limit will return to $100,000 after December 31, 2009.

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

On November 21, 2008, we sold 525,000 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Senior Preferred Stock”), to the UST pursuant to the CPP under the Troubled Asset Relief Program. While any Senior Preferred Stock is outstanding, we may pay dividends on our common stock, provided that all accrued and unpaid dividends for all past dividend periods on the Senior Preferred Stock are fully paid. Prior to the third anniversary of the UST’s purchase of the Senior Preferred Stock, unless the Senior Preferred Stock has been redeemed or the UST has transferred all of the Senior Preferred Stock to third parties, the consent of the UST will be required for us to increase our common stock dividend from its current quarterly amount of $0.32 per share.

Under the foregoing dividend restrictions and restrictions applicable to our nonbanking subsidiaries, as of December 31, 2008, our subsidiaries could pay additional dividends of $50 million to us, without obtaining affirmative governmental approvals. This amount is not necessarily indicative of amounts that may be available in future periods. In 2008, our subsidiaries paid $133 million in cash dividends to us.

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

Deposit Insurance Premiums

The FDIC maintains the Deposit Insurance Fund (“DIF”) by assessing depository institutions an insurance premium on a quarterly basis. The amount of the assessment is a function of the institution’s risk category and assessment base. An institution’s risk category is determined according to its supervisory ratings and capital levels, and is used to determine the institution’s assessment rate. The assessment rate for the lowest risk category (Risk Category I) is calculated according to a formula, which relies on supervisory ratings and either certain financial ratios or long-term debt ratings. An insured bank’s assessment base is determined by the balance of its insured deposits. This system is risk-based and allows banks to pay lower assessments to the FDIC as their capital level and supervisory ratings improve. By the same token, if these indicators deteriorate, the institution will have to pay higher assessments to the FDIC. At December 31, 2008, Associated Bank’s risk category assignment required payment of approximately $0.15 per $100 of assessable deposits.

Under the FDIA, the FDIC Board has the authority to set the annual assessment rate range for the various risk categories within certain regulatory limits. Pursuant to this authority, risk-based assessment rates were uniformly increased 7 cents per $100 of assessable deposits by the FDIC Board in December 2008 for the first quarter of 2009. Under this rule, risk-based rates for the first quarter will range between 12 and 50 basis points (“bp”). This action is part of the Restoration Plan adopted by the FDIC in October 2008 as required by law and is intended to increase the reserve ratio to 1.15% within five years.

DIF-insured institutions pay a Financing Corporation (“FICO”) assessment in order to fund the interest on bonds issued in the 1980s in connection with the failures in the thrift industry. For the fourth quarter of 2008, the FICO assessment is equal to 1.14 basis points for each $100 in domestic deposits. These assessments will continue until the bonds mature in 2019.

The FDIC is authorized to terminate a depository bank’s deposit insurance upon a finding by the FDIC that the bank’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the bank’s regulatory agency. The termination of deposit insurance for our national bank subsidiary would have a material adverse effect on our earnings, operations and financial condition.

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

Associated Bank underwent a CRA examination by the Comptroller of the Currency on November 20, 2006, for which it received a Satisfactory rating.

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

Other Regulation

Our banking subsidiary is also subject to a variety of other regulations with respect to the operation of its businesses, including but not limited to the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Electronic Funds Transfer Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Fair Debt Collection Practices Act, and the Fair Credit Reporting Act. Any change in these regulations or other applicable regulations.

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

Our principal Internet address is www.associatedbank.com. We make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, shareholders may request a copy of any of our filings (excluding exhibits) at no cost by writing, telephoning, faxing, or e-mailing us using the following information: Associated Banc-Corp, Attn: Shareholder Relations, 1200 Hansen Road, Green Bay, WI 54304; phone 920-431-8034; fax 920-431-8037; or e-mail to shareholders@associatedbank.com. Our Code of Ethics for Directors and Executive Officers, Corporate Governance Guidelines, and Board of Directors committee charters are all available on our website, www.associatedbank.com/About Us/Investor Relations/Corporate Governance. We will disclose on our website amendments to or waivers from our Code of Ethics in accordance with all applicable laws and regulations. Information contained on any of our websites is not deemed to be a part of this Annual Report.

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

Our Articles of Incorporation, as Amended, Amended and Restated Bylaws, and Certain Banking Laws may have an Anti-Takeover Effect — Provisions of our articles of incorporation, as amended, amended and restated bylaws, and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our shareholders. The combination of these provisions may prohibit a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common stock.

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

Our Profitability Depends Significantly on Economic Conditions in the States within which We do Business — Our success depends on the general economic conditions of the specific local markets in which we operate. Local economic conditions have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, on the value of the collateral securing loans, and the stability of our deposit funding sources. A significant decline in general local economic conditions, caused by inflation, recession, unemployment, changes in securities markets, changes in housing market prices, or other factors could impact local economic conditions and, in turn, have a material adverse effect on our financial condition and results of operations.

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

Credit Risks

We are Subject to Lending Concentration Risks — As of December 31, 2008, approximately 63% of our loan portfolio consisted of commercial, financial, and agricultural, real estate construction, commercial real estate loans, and lease financing (collectively, “commercial loans”). Commercial loans are generally viewed as having more inherent risk of default than residential mortgage loans or retail loans. Also, the commercial loan balance per borrower is typically larger than that for residential mortgage loans and retail loans, inferring higher potential losses on an individual loan basis. Because our loan portfolio contains a number of commercial loans with balances over a $25 million internal threshold, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses, and an increase in loan charge offs, all of which could have a material adverse effect on our financial condition and results of operations.

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

We Rely on Dividends from Our Subsidiaries for most of Our Revenue — Our Parent Company is a separate and distinct legal entity from its banking and other subsidiaries. A substantial portion of its revenue comes from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on our common and preferred stock, repurchase our common stock, and to pay interest and principal on our Parent Company’s debt. Various federal and/or state laws and regulations limit the amount of dividends that our national bank subsidiary and certain nonbank subsidiaries may pay to the Parent Company. Also, the Parent Company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event our national bank subsidiary is unable to pay dividends to the Parent Company, the Parent Company may not be able to service debt, pay obligations, or pay dividends on our common and preferred stock. The inability to receive dividends from our national bank subsidiary could have a material adverse effect on our business, financial condition, and results of operations.

Our Agreements with the UST Under the CPP Impose Restrictions and Obligations on us that Limit our Ability to Increase Dividends, Repurchase our Common Stock or Preferred Stock and Access the Equity Capital Market — In November 2008, we issued preferred stock and a warrant to purchase our common stock to the UST as part of the CPP under the Troubled Asset Relief Program (“TARP”). Prior to November 21, 2011, unless we have redeemed all of the preferred stock or the UST has transferred all of the preferred stock to a third party, the consent of the UST will be required for us to, among other things, increase our common stock dividend or repurchase our common stock or other preferred stock (with certain exceptions, including the repurchase of our common stock to offset share dilution from equity-based employee compensation awards). We have also granted registration rights and offering facilitation rights to the UST pursuant to which we have agreed to lock-up periods during which we would be unable to issue equity securities.

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

The Impact of Interest Rates on Our Mortgage Banking Business can Have a Significant Impact on Revenues — Changes in interest rates can impact our mortgage related revenues. A decline in mortgage rates generally increases the demand for mortgage loans as borrowers refinance, but also generally leads to accelerated payoffs. Conversely, in a constant or increasing rate environment, we would expect fewer loans to be refinanced and a decline in payoffs. Although we use models to assess the impact of interest rates on mortgage related revenues, the estimates of revenues produced by these models are dependent on estimates and assumptions of future loan demand, prepayment speeds and other factors which may differ from actual subsequent experience.

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

Changes in interest rates can affect prepayment assumptions and, thus, fair value. When interest rates fall, borrowers are more likely to prepay their mortgage loans by refinancing them at a lower rate. As the likelihood of prepayment increases, the fair value of our MSRs can decrease. Each quarter we evaluate our MSRs for impairment based on the difference between carrying amount and fair value at quarter end. If temporary impairment exists, we establish a valuation allowance through a charge to earnings for the amount the carrying amount exceeds fair value. We also evaluate our MSRs for other- than-temporary impairment. If we determine that other-than-temporary impairment exists, we will recognize a direct write-down of the carrying value of the MSRs.

Legal/Compliance Risks

We are Subject to Extensive Government Regulation and Supervision — We, primarily through Associated Bank and certain nonbank subsidiaries, are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds, and the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy, and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations, and policies for possible changes. Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of nonbanks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputation damage, which could have a material adverse effect on our business, financial condition, and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

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

Impairment of Investment Securities, Goodwill, Other Intangible Assets, or Deferred Tax Assets could Require Charges to Earnings, which could Result in a Negative Impact on Our Results of Operations — In assessing the impairment of investment securities, management considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issues, and the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Under current accounting standards, goodwill and certain other intangible assets with indeterminate lives are no longer amortized but, instead, are assessed for impairment periodically or when impairment indicators are present. Assessment of goodwill and such other intangible assets could result in circumstances where the applicable intangible asset is deemed to be impaired for accounting purposes. Under such circumstances, the intangible asset’s impairment would be reflected as a charge to earnings in the period during which such impairment is identified. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The impact of each of these impairment matters could have a material adverse effect on our business, results of operations, and financial condition.

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

New Requirements under EESA and Changes in the TARP CPP Regulations may Adversely Affect our Operations and Financial Condition — Given the current international, national and regional economic climate, it is unclear what effect the provisions of the EESA will have with respect to our profitability and operations. In addition, the US government, either through the UST or some other federal agency, may also advance additional programs that could materially impact our profitability and operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters are located in the Village of Ashwaubenon, Wisconsin, in a leased facility with approximately 30,000 square feet of office space. The space is subject to a two-year lease with one consecutive three-year extension.

At December 31, 2008, our bank subsidiary occupied approximately 300 offices in approximately 160 different communities within Illinois, Minnesota, and Wisconsin. The main office of Associated Bank, National Association, is owned. Most bank subsidiary branch offices are freestanding buildings that provide adequate customer parking, including drive-through facilities of various numbers and types for customer convenience. Some bank branch offices are in supermarket locations or in retirement communities. In addition, we own other real property that, when considered in aggregate, is not material to our financial position.

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

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2008.

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

The approximate number of equity security holders of record of common stock, $.01 par value, as of January 26, 2009, was 13,600. Certain of the Corporation’s shares are held in “nominee” or “street” name and the number of beneficial owners of such shares is approximately 32,000.

Payment of future dividends is within the discretion of the Board of Directors and will depend, among other factors, on earnings, capital requirements, and the operating and financial condition of the Corporation. The Board of Directors makes the dividend determination on a quarterly basis. The amount of the annual dividend was $1.27 and $1.22 for 2008 and 2007, respectively.

On November 21, 2008, we sold 525,000 shares of our Senior Preferred Stock to the UST pursuant to the CPP. While any Senior Preferred Stock is outstanding, we may pay dividends on our common stock, provided that all accrued and unpaid dividends for all past dividend periods on the Senior Preferred Stock are fully paid. Prior to the third anniversary of the UST’s purchase of the Senior Preferred Stock, unless the Senior Preferred Stock has been redeemed or the UST has transferred all of the Senior Preferred Stock to third parties, the consent of the UST will be required for us to increase our common stock dividend from its current quarterly amount of $0.32 per share.

Following are the Corporation’s monthly common stock purchases during the fourth quarter of 2008. For a detailed discussion of the common stock repurchase authorizations and repurchases during 2008 and 2007, see section “Capital” included under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this document and Part II, Item 8, Note 10, “Stockholders’ Equity,” of the notes to consolidated financial statements included under Item 8 of this document.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price	Part of Publicly	Be Purchased Under
Period	Shares Purchased	Paid per Share	Announced Plans	the Plan

October 1 — October 31, 2008	—	$—	—	—
November 1 — November 30, 2008	—	—	—	—
December 1 — December 31, 2008	212	18.90	—	—

Total	212	$18.90	—	—

During the fourth quarter of 2008, the Corporation repurchased shares for minimum tax withholding settlements on equity compensation. The effect to the Corporation of this transaction was an increase in treasury stock and a decrease in cash of approximately $4,000 in the fourth quarter of 2008.

Market Information

The following represents selected market information of the Corporation for 2008 and 2007.

			Market Price Range
			Closing Sales Prices
	Dividends Paid	Book Value	High	Low	Close

2008
4th Quarter	$0.32	$18.54	$24.21	$15.72	$20.93
3rd Quarter	0.32	18.52	25.92	14.85	19.95
2nd Quarter	0.32	18.46	29.23	19.29	19.29
1st Quarter	0.31	18.71	28.86	22.60	26.63

2007
4th Quarter	$0.31	$18.32	$30.49	$25.23	$27.09
3rd Quarter	0.31	18.04	33.05	26.86	29.63
2nd Quarter	0.31	17.56	33.49	32.14	32.70
1st Quarter	0.29	17.54	35.43	33.16	33.60

Stock Price Performance Graph

Set forth below is a line graph (and the underlying data points) comparing the yearly percentage change in the cumulative total shareholder return (change in year-end stock price plus reinvested dividends) on Associated’s common stock with the cumulative total return of the Nasdaq Bank Index and the S&P 500 Index for the period of five fiscal years commencing on January 1, 2004, and ending December 31, 2008. The Nasdaq Bank Index is prepared for Nasdaq by the Center for Research in Securities Prices at the University of Chicago. The graph assumes that the value of the investment in Common Stock and for each index was $100 on December 31, 2003. Historical stock price performance shown on the graph is not necessarily indicative of the future price performance.

Source:Bloomberg	2003	2004	2005	2006	2007	2008
Associated Banc-Corp	100.0	119.9	121.3	134.2	108.9	89.2
S&P 500	100.0	110.7	116.1	134.2	141.6	89.8
Nasdaq Bank Index	100.0	113.4	111.2	126.4	101.6	80.0

The Stock Price Performance Graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Statement on Form 10-K into any filing under the Securities Act or under the Exchange Act, except to the extent Associated specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

ITEM 6.	SELECTED FINANCIAL DATA

TABLE 1: EARNINGS SUMMARY AND SELECTED FINANCIAL DATA
(In thousands, except per share data)

		%					5-Year
		Change					Compound
		2007 to					Growth
Years Ended December 31,	2008	2008	2007	2006	2005	2004	Rate(5)

Interest income	$1,126,709	(11.7)%	$1,275,712	$1,279,379	$1,094,025	$767,122	9.1%
Interest expense	430,561	(31.9)	631,899	609,830	421,770	214,495	14.7

Net interest income	696,148	8.1	643,813	669,549	672,255	552,627	6.4
Provision for loan losses	202,058	485.5	34,509	19,056	13,019	14,668	34.0

Net interest income after provision for loan losses	494,090	(18.9)	609,304	650,493	659,236	537,959	1.3
Noninterest income	285,650	(17.2)	344,781	295,501	291,086	210,247	5.7
Noninterest expense	557,460	4.2	534,891	496,215	480,463	377,869	9.2

Income before income taxes	222,280	(47.0)	419,194	449,779	469,859	370,337	(7.1)
Income tax expense	53,828	(59.7)	133,442	133,134	149,698	112,051	(10.4)

Net income	168,452	(41.0)	285,752	316,645	320,161	258,286	(5.9)%
Preferred stock dividends and discount	3,250	N/M	—	—	—	—	N/M

Net income available to common equity	$165,202	(42.2)%	$285,752	$316,645	$320,161	$258,286	(6.3)

Taxable equivalent adjustment	$27,711	1.7%	$27,259	$26,233	$25,509	$25,528	2.2%
Earnings per common share:
Basic earnings per share(1)	$1.30	(42.0)%	$2.24	$2.40	$2.45	$2.28	(8.9)%
Diluted earnings per share(1)	1.29	(42.2)	2.23	2.38	2.43	2.25	(8.8)
Cash dividends per share(1)	1.27	4.1	1.22	1.14	1.06	0.98	7.4
Weighted average common shares outstanding(1):
Basic	127,501	0.1	127,408	132,006	130,554	113,532	2.9
Diluted	127,891	(0.4)	128,428	133,132	131,931	115,025	2.7
SELECTED FINANCIAL DATA
Year-End Balances:
Loans	$16,283,908	4.9%	$15,516,252	$14,881,526	$15,206,464	$13,881,887	9.6%
Allowance for loan losses	265,378	32.3	200,570	203,481	203,404	189,762	8.4
Investment securities	5,349,417	51.0	3,543,019	3,436,621	4,711,605	4,815,344	7.2
Total assets	24,192,067	12.0	21,592,083	20,861,384	22,100,082	20,520,136	9.7
Deposits	15,154,796	8.5	13,973,913	14,316,071	13,573,089	12,786,239	9.1
Long-term funding	1,861,647	(0.2)	1,864,771	2,071,142	3,348,476	2,604,540	(1.8)
Stockholders’ equity	2,876,503	23.5	2,329,705	2,245,493	2,324,978	2,017,419	16.4
Book value per common share(1)	18.54	1.2	18.32	17.44	17.15	15.56	8.6

Average Balances:
Loans	$16,080,565	6.3%	$15,132,634	$15,370,090	$14,347,707	$11,174,856	8.6%
Investment securities	3,707,549	6.5	3,480,831	3,825,245	4,794,708	3,983,452	2.3
Total assets	22,037,963	6.8	20,638,005	21,162,099	20,921,575	16,365,762	8.0
Deposits	13,812,072	0.5	13,741,803	13,623,703	12,462,981	10,144,528	8.2
Stockholders’ equity	2,423,332	7.5	2,253,878	2,279,376	2,101,389	1,499,606	13.2

Financial Ratios:(2)
Return on average equity	6.95%	(573)	12.68%	13.89%	15.24%	17.22%
Return on average assets	0.76	(62)	1.38	1.50	1.53	1.58
Efficiency ratio(3)	52.41	(151)	53.92	50.31	48.99	48.04
Net interest margin	3.65	5	3.60	3.62	3.64	3.80
Average equity to average assets	11.00	8	10.92	10.77	10.04	9.16
Dividend payout ratio(4)	97.69	4,323	54.46	47.50	43.27	42.84

(1)	Share and per share data adjusted retroactively for stock splits and stock dividends.

(2)	Change in basis points.

(3)	Efficiency ratio is noninterest expense divided by the sum of taxable equivalent net interest income plus noninterest income, excluding investment securities gains, net and asset sale gains, net.

(4)	Ratio is based upon basic earnings per common share.

(5)	Base year used in 5-year compound growth rate is 2003 consolidated financial data.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is management’s analysis to assist in the understanding and evaluation of the consolidated financial condition and results of operations of the Corporation. It should be read in conjunction with the consolidated financial statements and footnotes and the selected financial data presented elsewhere in this report.

The detailed financial discussion that follows focuses on 2008 results compared to 2007. Discussion of 2007 results compared to 2006 is predominantly in section “2007 Compared to 2006.”

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

During 2008, the Corporation made meaningful progress on key strategies in an otherwise challenging banking and economic environment. Investments in the management team were made, the quality of our earnings was improved (i.e., increasing earnings potential from core banking and wealth businesses), and risks in our balance sheet were addressed. The economic environment during 2008 presented unique credit related issues that required management’s focused attention. As a result, the Corporation established a team to focus on those issues and to strengthen the credit management process. The Corporation also made progress on a longer-term initiative to improve its management reporting and measurement by refining its risk-based measurement system. In addition, the Corporation successfully completed the conversion of its core banking platform in mid-2008 to improve operational and other benefits.

In November 2008, the Corporation sold $525 million of Senior Preferred Stock, bearing a 5% dividend for the first 5 years and 9% thereafter, and approximately 4 million related common stock warrants to the UST under the CPP. As a result, stockholders’ equity at December 31, 2008, included $508 million attributable to the Senior Preferred Stock net of the preferred stock discount, and net income available to common equity was reduced by $3 million due to the Senior Preferred Stock dividend and discount accretion that began in the fourth quarter of 2008. These funds also increased the Corporation’s equity and capital ratios and supported the Corporation’s investment in $1.7 billion of agency guaranteed mortgage-related investment securities during the fourth quarter of 2008.

Since mid-2007, and particularly during the second half of 2008, the banking industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in home prices and the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including investment securities. The global markets have been characterized by substantially increased volatility and short-selling and an overall loss of investor confidence, initially in financial institutions, but more recently in companies in a number of other industries and in the broader markets. The Corporation’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent on the business environment.

Given the market conditions noted above, 2008 continued to present unique asset quality issues for the industry (including the continued effects of weakening economic conditions; softening commercial and residential real estate markets; and waning consumer confidence) and for the Corporation (including elevated net charge offs and higher nonperforming loan levels compared to the Corporation’s longer-term historical experience). The Corporation responded during mid-2008 by establishing a cross-functional team of internal and external experts to constructively review and challenge the entire credit risk process in five key areas, including credit policy, credit governance, credit risk, problem loan management, and MIS reporting. At the conclusion of this project in late 2008, the Corporation created a road map for identified short and long-term improvements and is currently in the process of implementing the actionable items.

The 2008 operating and rate environments were challenging, and, as a result, net income available to common equity for 2008 was $165 million ($121 million or 42% lower than 2007), diluted earnings per common share were $1.29 ($0.94 or 42% lower than 2007), net interest income was $696 million on a margin of 3.65% (compared to $644 million on a margin of 3.60% for 2007), and the provision for loan losses was $202 million with net charge offs to average loans of 0.85% (compared to a provision of $35 million and a net charge off ratio of 0.27% for 2007).

Increasing net interest income from profitable growth in loans and deposits constitutes the Corporation’s greatest opportunity for 2009 earnings growth. Yet, this is also subject to various risks, such as competitive pricing pressures that are expected to continue in 2009, softening loan markets, future changes in customer behavior relative to loan and deposit products and in light of general economic conditions, and challenges to deposit growth (as noted below). While there was a continued steepening of the yield curve during 2008, short-term interest rates decreased significantly (400 bp) during 2008, and were at historically low levels at the end of 2008. This interest rate environment and competitive challenges may cause downward pressure on the net interest margin for 2009.

Total loans increased $0.8 billion (5%) between year-end 2008 and 2007, led by consumer-based loan growth (including $0.6 billion in home equity and $0.1 billion in residential mortgage), while commercial loan growth (up $0.1 billion) was tempered by the credit environment. On average, loans grew $0.9 billion (6%) primarily in commercial loans (up $0.6 billion) and home equity (up $0.5 billion), while all other consumer-based loans declined (down $0.2 billion).

Total deposits grew $1.2 billion (8%) between year-end 2008 and 2007, primarily attributable to higher network transaction deposits and brokered CDs. On average, total deposits were relatively unchanged, up $0.1 billion (1%) over 2007, primarily in noninterest-bearing demand deposits. Deposit growth remains a key to improving net interest income and the quality of earnings in 2009. Competition for deposits remains high. Challenges to deposit growth include a cyclical decline in deposits historically experienced during the first quarter, other competitive pricing pressures, along with customer preference for higher-costing deposit products or non-deposit investment alternatives.

As mentioned earlier, asset quality measures deteriorated during 2008. At December 31, 2008, the allowance for loan losses to total loans ratio of 1.63% was deemed adequate by management, covering 78% of nonperforming loans, compared to 1.29% at December 31, 2007, covering 123% of nonperforming loans. The provision for loan losses was $202 million for 2008, with net charge offs to average loans of 0.85% (compared to a provision of $35 million and a net charge off ratio of 0.27% for 2007). Based on current market conditions and our continuous monitoring of specific individual nonperforming and potential problem loans, we anticipate that net charge offs and provision for loan losses will remain elevated. We cannot predict the duration of asset quality stress for 2009, given uncertainty as to the magnitude and scope of economic weakness in our markets, on our customers, and on underlying real estate values (residential and commercial).

Noninterest income of $286 million in 2008 was down $59 million (17%) from 2007, primarily from other-than-temporary write-downs on investment securities (down $61 million, including other-than-temporary write-downs of $53 million in 2008 versus gains of $8 million on sales of common equity securities in 2007), a decline in net asset sale gains (down $17 million, predominantly from deposit premiums and fixed asset gains related to the

2007 branch deposit sales), and lower net mortgage banking income (down $8 million, led by a $7 million addition to the valuation reserve in 2008 compared to a $1 million recovery of the valuation reserve in 2007), partially offset by growth in most core fee-based revenue categories (up $15 million or 6%, and defined as trust service fees, service charges on deposit accounts, card-based and other nondeposit fees, and retail commissions). Most core fee-based revenue categories benefited in 2008 from a combination of higher volumes and improved pricing, while trust service fees were adversely impacted by weak stock market performance. For 2009, core fee-based revenues are expected to show moderate growth.

Noninterest expense of $557 million grew $23 million (4%) over 2007. Personnel expenses were $309 million, up $6 million or 2% versus 2007, with a $3 million increase in stock awards expense and $12 million (5%) higher base salaries, commissions, and incentives (principally due to merit increases), partially offset by a $1 million decline in transitional costs (including signing/retention bonuses, severance, and overtime/temporary help) and an $8 million decrease in fringe benefits expense. On average, there was minimal change in full time equivalent employees between 2008 and 2007 (from 5,114 for 2007 to 5,131 for 2008, an increase of 0.3%). Nonpersonnel noninterest expenses on an aggregate basis were up $17 million or 7% over 2007, primarily due to elevated foreclosure related and loan collection costs, increased legal and consultant expense, and higher weather-related occupancy costs. The efficiency ratio (defined as noninterest expense divided by “total revenue,” with total revenue calculated as the sum of taxable equivalent net interest income plus noninterest income, excluding net asset and securities gains) was 52.41% for 2008 and 53.92% for 2007. For 2009, the Corporation expects noninterest expense (exclusive of FDIC expense) will return to more stable levels and will remain relatively flat to up slightly (around 1%) compared to 2008. To support this outcome, the Corporation has undertaken a series of initiatives to focus on nonpersonnel-related expenses for efficiencies, and FDIC expense will increase approximately $20 million due to changes in deposit insurance coverage.

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

The consolidated financial statements of the Corporation are prepared in conformity with U.S. generally accepted accounting principles and follow general practices within the industries in which it operates. This preparation requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions, and judgments reflected in the financial statements. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management believes the following policies are both important to the portrayal of the Corporation’s financial condition and results of operations and require subjective or complex judgments and, therefore, management considers the following to be critical accounting policies. The critical accounting policies are discussed directly with the Audit Committee of the Corporation’s Board of Directors.

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

Mortgage Servicing Rights Valuation: The fair value of the Corporation’s mortgage servicing rights asset is important to the presentation of the consolidated financial statements since the mortgage servicing rights are carried on the consolidated balance sheet at the lower of amortized cost or estimated fair value. Mortgage servicing rights do not trade in an active open market with readily observable prices. As such, like other participants in the mortgage banking business, the Corporation relies on an internal discounted cash flow model to estimate the fair value of its mortgage servicing rights. The use of an internal discounted cash flow model involves judgment, particularly of estimated prepayment speeds of underlying mortgages serviced and the overall level of interest rates. Loan type and note rate are the predominant risk characteristics of the underlying loans used to stratify capitalized mortgage servicing rights for purposes of measuring impairment. The Corporation periodically reviews the assumptions underlying the valuation of mortgage servicing rights. In addition, the Corporation consults periodically with third parties as to the assumptions used and to determine that the Corporation’s valuation is consistent with the third party valuation. While the Corporation believes that the values produced by its internal model are indicative of the fair value of its mortgage servicing rights portfolio, these values can change significantly depending upon key factors, such as the then current interest rate environment, estimated prepayment speeds of the underlying mortgages serviced, and other economic conditions. To better understand the sensitivity of the impact on prepayment speeds to changes in interest rates, if mortgage interest rates moved up 50 bp at December 31, 2008 (holding all other factors unchanged), it is anticipated that prepayment speeds would have slowed and the modeled estimated value of mortgage servicing rights could have been $2.5 million higher than that determined at December 31, 2008 (leading to more valuation allowance recovery and an increase in mortgage banking, net). Conversely, if mortgage interest rates moved down 50 bp, prepayment speeds would have likely increased and the modeled estimated value of mortgage servicing rights could have been $2.4 million lower (leading to adding more valuation allowance and a decrease in mortgage banking, net). Due to the significant volatility and reduction in mortgage loan interest rates near year-end, the fair value of the Corporation’s mortgage servicing rights could continue to change at future measurement dates even though mortgage interest rates stay at their year-end levels. The proceeds that might be received should the Corporation actually consider a sale of some or all of the mortgage servicing rights portfolio could differ from the amounts reported at any point in time. The Corporation believes the mortgage servicing rights asset is properly recorded in the consolidated financial statements. See Note 1, “Summary of Significant Accounting Policies,” and Note 5, “Goodwill and Intangible Assets,” of the notes to consolidated financial statements and section “Noninterest Income.”

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

Income Taxes: The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgment concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. The Corporation believes the tax assets and liabilities are adequate and properly recorded in the consolidated financial statements. The Corporation has established a valuation allowance relating to certain state deferred tax assets at December 31, 2008. However, there is no guarantee that the tax benefits associated with the remaining deferred tax assets will be fully realized. We have concluded that it is more likely than not that such tax benefits will be realized. See Note 1, “Summary of Significant Accounting Policies,” and Note 13, “Income Taxes,” of the notes to consolidated financial statements and section “Income Taxes.”

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

In 2007 there was one completed business combination: First National Bank of Hudson (“First National Bank”): On June 1, 2007, the Corporation consummated its acquisition of 100% of the outstanding shares of First National Bank, a $0.4 billion community bank headquartered in Woodbury, Minnesota. The consummation of the transaction included the issuance of approximately 1.3 million shares of common stock and $46.5 million in cash. With the addition of First National Bank’s eight locations, the Corporation expanded its presence in the Greater Twin Cities area. At acquisition, First National Bank added approximately $0.3 billion to both loans and deposits. In June 2007, the Corporation also completed its conversion of First National Bank onto its centralized operating systems and merged it into its banking subsidiary, Associated Bank.

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

Note 20, “Segment Reporting,” of the notes to consolidated financial statements, indicates that the banking segment represents 90% of total revenues in 2008, as defined. The Corporation’s profitability is predominantly dependent on net interest income, noninterest income, the level of the provision for loan losses, noninterest expense, and taxes of its banking segment. The consolidated discussion therefore predominantly describes the banking segment results. The critical accounting policies primarily affect the banking segment, with the exception of income tax accounting, which affects both the banking and wealth management segments (see section “Critical Accounting Policies”).

The contribution from the wealth management segment compared to consolidated net income and total revenues (as defined and disclosed in Note 20, “Segment Reporting,” of the notes to consolidated financial statements) was 12% and 10%, respectively, for 2008, compared to 7% and 10%, respectively, for 2007, and 6% and 10%, respectively, for 2006. Wealth management segment revenues were down $2 million (2%) between 2008 and 2007, and up $6 million (5%) between 2007 and 2006. Wealth management segment expenses were down $1 million (1%) between 2008 and 2007, and up $2 million (3%) between 2007 and 2006. Wealth management segment assets (which consist predominantly of cash equivalents, investments, customer receivables, goodwill and intangibles) were up $6 million (5%) between year-end 2008 and 2007, and up $15 million (16%) between year-end 2007 and

2006. The $2 million decrease in wealth management segment revenues between 2008 and 2007 was attributable principally to lower trust service fees, while the $1 million decrease in expenses between 2008 and 2007 was primarily attributable to lower nonpersonnel-related expenses. The $6 million increase in wealth management segment assets from 2007 to 2008 was comprised largely of higher levels of cash equivalents and investments. The major components of wealth management revenues are trust fees, insurance fees and commissions, and brokerage commissions, which are individually discussed in section “Noninterest Income.” The major expenses for the wealth management segment are personnel expense (between 71% and 74% of expense for 2008, 2007, and 2006), as well as occupancy, processing, and other costs, which are covered generally in the consolidated discussion in section “Noninterest Expense.” See also Note 5, “Goodwill and Intangible Assets,” of the notes to consolidated financial statements for additional disclosure.

Performance Summary

The Corporation recorded net income of $168.5 million for the year ended December 31, 2008, a decrease of $117.3 million or 41.0% from 2007. Basic earnings per common share for 2008 were $1.30, a 42.0% decrease from 2007 basic earnings per common share of $2.24. Diluted earnings per common share were $1.29, a 42.2% decrease from 2007 diluted earnings per common share of $2.23. Earnings for 2008 were impacted by higher provision for loan losses (resulting from deterioration in the real estate markets and the economy) as well as other-than-temporary write-downs on investment securities. Return on average assets was 0.76% for 2008 compared to 1.38% for 2007. Return on average equity was 6.95% and 12.68% for 2008 and 2007, respectively. Cash dividends of $1.27 per common share paid in 2008 increased by 4.1% over 2007. Key factors behind these results are discussed below.

•	In November 2008, the Corporation sold $525 million of Senior Preferred Stock, bearing a 5% dividend for the first 5 years and 9% thereafter, and approximately 4 million related common stock warrants to the UST under the CPP. As a result, stockholders’ equity at December 31, 2008, included $508 million attributable to the Senior Preferred Stock net of the preferred stock discount, and net income available to common equity was reduced by $3 million due to the Senior Preferred Stock dividend and discount accretion that began in the fourth quarter of 2008. These funds also increased the Corporation’s equity and capital ratios and supported the Corporation’s investment in $1.7 billion of agency guaranteed mortgage-related investment securities during the fourth quarter of 2008.

•	Taxable equivalent net interest income was $723.9 million for 2008, $52.8 million or 7.9% higher than 2007. Taxable equivalent interest income decreased $148.5 million, while interest expense decreased by $201.3 million. The increase in taxable equivalent net interest income was attributable to both favorable volume/mix variances (increasing taxable equivalent net interest income by $35.3 million) and favorable rate variances (increasing taxable equivalent net interest income by $17.5 million).

•	The net interest margin for 2008 was 3.65%, 5 bp higher than 3.60% in 2007. The improvement in net interest margin was attributable to a 28 bp increase in interest rate spread (the net of a 145 bp decrease in the cost of interest-bearing liabilities and a 117 bp decrease in the yield on earning assets), offset by 23 bp lower contribution from net free funds (primarily attributable to lower rates on interest-bearing liabilities reducing the value of noninterest-bearing deposits and other net free funds).

•	At December 31, 2008, total loans were $16.3 billion, up 4.9% over year-end 2007, led by consumer-based loan growth, while commercial loan growth was tempered by the credit environment. Total deposits at December 31, 2008, were $15.2 billion, up 8.5% from year-end 2007, primarily attributable to higher network transaction deposits and brokered CDs.

•	The time period starting in the second half of 2007 and continuing throughout 2008, was marked with general economic and industry declines with a pervasive impact on consumer confidence, business and personal financial performance, and commercial and residential real estate markets, resulting in an increase in nonperforming loans and charge offs. Nonperforming loans were $341 million at December 31, 2008, compared to $163 million a year earlier, impacted by several larger individual commercial credit relationships. Net charge offs were $137.3 million in 2008 (or 0.85% of average loans) compared to $40.4 million in 2007 (or 0.27% of average loans), primarily due to larger specific commercial charge offs. The provision for loan losses was $202.1 million and $34.5 million, respectively, for 2008 and 2007. At year-end 2008, the allowance for loan losses represented 1.63% of total loans (covering 78% of nonperforming loans), compared to 1.29% (covering 123% of nonperforming loans) at year-end 2007. For additional discussion regarding charge offs and nonperforming loans see sections, “Allowance for Loan Losses” and “Nonperforming Loans, Potential Problem Loans, and Other Real Estate Owned.”

•	Noninterest income was $285.7 million for 2008, $59.1 million or 17.2% lower than 2007. Core fee-based revenues (including trust service fees, service charges on deposit accounts, card-based and other nondeposit fees, and retail commissions) totaled $267.9 million for 2008, up $15.0 million or 5.9% over $252.9 million for 2007, in part due to a combination of increased volumes and improved pricing. Net mortgage banking income was $14.7 million for 2008, compared to $22.8 million in 2007, a decrease of $8.1 million from 2007, with 2007 including gains of $8.6 million on bulk servicing sales and a $1.4 million valuation recovery, while 2008 included a $7.8 million favorable improvement in the gain on sales of mortgage loans to the secondary market and related fees and a $6.8 million addition to the valuation reserve. Asset and investment securities losses combined were $54.2 million for 2008 (primarily attributable to other-than-temporary write-downs on investment securities), compared to combined asset and investment securities gains of $23.8 million for 2007 (predominantly from deposit premiums and fixed asset gains related to the 2007 branch deposit sales).

•	Noninterest expense was $557.5 million for 2008, up $22.6 million or 4.2% over 2007, impacted in part by generally rising costs. Personnel expense rose $6.1 million or 2.0%, while all remaining noninterest expense categories on a combined basis increased $16.5 million or 7.1% over 2007. The efficiency ratio (as defined under section,“Overview”) was 52.41% for 2008 and 53.92% for 2007.

•	Income tax expense for 2008 was $53.8 million, compared to $133.4 million for 2007. The effective tax rate for 2008 was 24.2%, versus 31.8% for 2007. The decline in the effective tax rate was primarily due to the decrease in income before taxes, as the level of permanent difference items (such as tax-exempt interest and dividends) while relatively consistent between years, had a proportionately greater impact on the effective tax rate based on lower pre-tax income. Additionally, the first quarter 2008 resolution of certain tax matters and changes in estimated exposure of uncertain tax positions, partially offset by the increase in valuation allowance related to certain tax assets, resulted in the net reduction of previously recorded tax liabilities and income tax expense of approximately $4.4 million in the first quarter of 2008.

INCOME STATEMENT ANALYSIS

Net Interest Income

Net interest income in the consolidated statements of income (which excludes the taxable equivalent adjustment) was $696.1 million in 2008 compared to $643.8 million in 2007. The taxable equivalent adjustments (the adjustments to bring tax-exempt interest to a level that would yield the same after-tax income had that income been subject to a taxation using a 35% tax rate) of $27.7 million and $27.3 million for 2008 and 2007, respectively, resulted in fully taxable equivalent net interest income of $723.9 million in 2008 and $671.1 million in 2007.

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

Table 2 provides average balances of earning assets and interest-bearing liabilities, the associated interest income and expense, and the corresponding interest rates earned and paid, as well as net interest income, interest rate spread, and net interest margin on a taxable equivalent basis for the three years ended December 31, 2008. Tables 3 through 5 present additional information to facilitate the review and discussion of taxable equivalent net interest income, interest rate spread, and net interest margin.

Taxable equivalent net interest income of $723.9 million for 2008 was $52.8 million or 7.9% higher than 2007. The increase in taxable equivalent net interest income was a function of favorable volume variances (as balance sheet changes in both volume and mix increased taxable equivalent net interest income by $35.3 million) and favorable interest rate changes (as the impact of changes in the interest rate environment and product pricing increased taxable equivalent net interest income by $17.5 million). The change in mix and volume of earning assets increased taxable equivalent net interest income by $82.3 million, while the change in volume and composition of interest-bearing liabilities decreased taxable equivalent net interest income by $47.0 million, for a net favorable volume impact of $35.3 million. Rate changes on earning assets reduced interest income by $230.8 million, while changes in rates on interest-bearing liabilities lowered interest expense by $248.3 million, for a net favorable rate impact of $17.5 million. See additional discussion in section “Interest Rate Risk.”

The net interest margin for 2008 was 3.65%, compared to 3.60% in 2007. The 5 bp improvement in net interest margin was attributable to a 28 bp increase in interest rate spread (the net of a 145 bp decrease in the cost of interest-bearing liabilities and a 117 bp decrease in the yield on earning assets), partially offset by 23 bp lower contribution from net free funds (due principally to lower rates on interest-bearing liabilities reducing the value of noninterest-bearing deposits and other net free funds).

While unchanged during the first eight months of 2007, the Federal Reserve lowered interest rates by 100 bp during the last four months of 2007 and by an additional 400 bp during 2008. At December 31, 2008, the Federal Funds rate was 0.25%, 400 bp lower than 4.25% at December 31, 2007. On average, the Federal funds rate was 1.75% for 2008, 320 bp lower than 2007, and the prime rate was 5.08% for 2008, 297 bp lower than the previous year.

For 2008, the yield on earning assets of 5.82% was 117 bp lower than 2007. Loan yields decreased 142 bp (to 5.95%), impacted by higher levels of nonaccrual loans, and commercial and retail loans in particular experienced lower yields (down 167 bp and 152 bp, respectively) given the repricing of adjustable rate loans and competitive pricing pressures in a declining rate environment. The yield on securities and short-term investments was minimally changed (down 9 bp to 5.26%). Overall, earning asset rate changes reduced interest income by $230.8 million, the combination of $228.2 million lower interest on loans and $2.6 million lower interest on securities and short-term investments.

The cost of interest-bearing liabilities of 2.53% in 2008 was 145 bp lower than 2007. The average cost of interest-bearing deposits was 2.32% in 2008, 123 bp lower than 2007, reflecting the lower rate environment, yet moderated by product-focused pricing to retain balances. The cost of wholesale funding (comprised of short-term borrowings and long-term funding) decreased 210 bp to 2.96% for 2008, with short-term borrowings down 283 bp (similar to the change in the average Federal Funds rate) and long-term funding down 14 bp. The interest-bearing liability rate changes resulted in $248.3 million lower interest expense, with $138.7 million attributable to interest-bearing deposits and $109.6 million due to wholesale funding.

Year-over-year changes in the average balance sheet were impacted by the June 2007 acquisition (which added $0.3 billion of both loans and deposits at June 1, 2007), branch sales ($0.2 billion of deposits) during the second half of 2007, and stronger loan growth beginning primarily in fourth quarter 2007 and continuing through 2008. As a result, average earning assets of $19.8 billion in 2008 were $1.2 billion (6%) higher than 2007. Average loans grew $948 million (6.3%), with a $580 million increase in commercial loans and a $461 million increase in retail loans, partially offset by a $93 million decrease in residential mortgage loans. Average investments grew $247 million as a result of mortgage-related investment securities purchases during the fourth quarter of 2008. Taxable equivalent interest income in 2008 increased $82.3 million due to earning asset volume changes, with $69.5 million attributable to loans and $12.8 million of the decrease attributable to securities and short-term investments.

Average interest-bearing liabilities of $17.0 billion in 2008 were up $1.1 billion (7%) versus 2007, attributable to higher wholesale funding balances. Average interest-bearing deposits were flat, while average noninterest-bearing demand deposits (a principal component of net free funds) increased by $71 million. Given the growth in earning assets, average wholesale funding increased by $1.1 billion, the net of a $1.3 billion increase in short-term borrowings and a $0.2 billion decrease in long-term funding. As a percentage of total average interest-bearing liabilities, interest-bearing deposits, short-term borrowings, and long-term funding were 67%, 24%, and 9%, respectively, for 2008, compared to 72%, 17%, and 11%, respectively, for 2007. In 2008, interest expense increased $47.0 million due to volume changes, with a $48.4 million increase from higher volumes of wholesale funding, partially offset by a $1.4 million decrease due to a slight decline in interest-bearing deposits.

TABLE 2: Average Balances and Interest Rates (interest and rates on a taxable equivalent basis)

	Years Ended December 31,
	2008			2007			2006

	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	($ in Thousands)

ASSETS
Earning assets:
Loans:(1)(2)(3)
Commercial	$10,387,727	$600,079	5.78%	$9,807,964	$730,712	7.45%	$9,527,264	$707,405	7.43%
Residential mortgage	2,200,145	129,077	5.87	2,292,606	141,127	6.16	2,760,454	160,758	5.82
Retail	3,492,693	227,368	6.51	3,032,064	243,401	8.03	3,082,372	241,313	7.83

Total loans	16,080,565	956,524	5.95	15,132,634	1,115,240	7.37	15,370,090	1,109,476	7.22
Investment securities:
Taxable	2,786,302	132,994	4.77	2,567,838	122,323	4.76	2,928,963	131,342	4.48
Tax-exempt(1)	921,247	63,574	6.90	912,993	63,836	6.99	896,282	63,094	7.04
Short-term investments	51,592	1,328	2.57	31,305	1,572	5.02	34,514	1,700	4.93

Securities and short-term investments	3,759,141	197,896	5.26	3,512,136	187,731	5.35	3,859,759	196,136	5.08

Total earning assets	$19,839,706	$1,154,420	5.82%	$18,644,770	$1,302,971	6.99%	$19,229,849	$1,305,612	6.79%

Allowance for loan losses	(230,450)			(203,258)			(204,707)
Cash and due from banks	418,395			346,769			368,164
Other assets	2,010,312			1,849,724			1,768,793

Total assets	$22,037,963			$20,638,005			$21,162,099

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings deposits	$890,811	$4,021	0.45%	$913,143	$4,494	0.49%	$1,012,966	$3,824	0.38%
Interest-bearing demand deposits	1,752,991	15,061	0.86	1,844,274	35,585	1.93	1,997,355	34,895	1.75
Money market deposits	4,231,678	79,057	1.87	3,752,199	138,924	3.70	3,324,362	119,506	3.59
Time deposits, excluding Brokered CDs	3,957,174	148,294	3.75	4,340,473	197,262	4.54	4,388,147	177,860	4.05

Total interest-bearing deposits, excluding
Brokered CDs	10,832,654	246,433	2.27	10,850,089	376,265	3.47	10,722,830	336,085	3.13
Brokered CDs	532,805	16,873	3.17	515,705	27,088	5.25	550,925	27,868	5.06

Total interest-bearing deposits	11,365,459	263,306	2.32	11,365,794	403,353	3.55	11,273,755	363,953	3.23
Federal funds purchased and securities sold under agreements to repurchase	2,330,426	51,278	2.20	1,847,789	90,768	4.91	2,185,067	106,032	4.85
Other short-term borrowings	1,722,944	35,306	2.05	860,348	43,856	5.10	461,018	23,759	5.15
Long-term funding	1,601,003	80,671	5.04	1,812,779	93,922	5.18	2,515,107	116,086	4.62

Total wholesale funding	5,654,373	167,255	2.96	4,520,916	228,546	5.06	5,161,192	245,877	4.76

Total interest-bearing liabilities	$17,019,832	$430,561	2.53%	$15,886,710	$631,899	3.98%	$16,434,947	$609,830	3.71%

Noninterest-bearing demand deposits	2,446,613			2,376,009			2,349,948
Accrued expenses and other liabilities	148,186			121,408			97,828
Stockholders’ equity	2,423,332			2,253,878			2,279,376

Total liabilities and stockholders’ equity	$22,037,963			$20,638,005			$21,162,099

Net interest income and rate spread(1)		$723,859	3.29%		$671,072	3.01%		$695,782	3.08%

Net interest margin(1)			3.65%			3.60%			3.62%

Taxable equivalent adjustment		$27,711			$27,259			$26,233

(1)	The yield on tax-exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.

(2)	Nonaccrual loans and loans held for sale have been included in the average balances.

(3)	Interest income includes net loan fees.

TABLE 3: Rate/Volume Analysis(1)

	2008 Compared to 2007			2007 Compared to 2006
	Increase (Decrease) Due to			Increase (Decrease) Due to

	Volume	Rate	Net	Volume	Rate	Net

	($ in Thousands)

Interest income:
Loans:(2)
Commercial	$41,172	$(171,805)	$(130,633)	$21,379	$1,928	$23,307
Residential mortgage	(5,568)	(6,482)	(12,050)	(26,427)	6,796	(19,631)
Retail	33,863	(49,896)	(16,033)	(3,210)	5,298	2,088

Total loans	69,467	(228,183)	(158,716)	(8,258)	14,022	5,764
Investment securities:
Taxable	11,494	(823)	10,671	(16,941)	7,922	(9,019)
Tax-exempt(2)	586	(848)	(262)	1,600	(858)	742
Short-term investments	735	(979)	(244)	(171)	43	(128)

Securities and short-term investments	12,815	(2,650)	10,165	(15,512)	7,107	(8,405)

Total earning assets(2)	$82,282	$(230,833)	$(148,551)	$(23,770)	$21,129	$(2,641)

Interest expense:
Savings deposits	$(108)	$(365)	$(473)	$(405)	$1,075	$670
Interest-bearing demand deposits	(1,681)	(18,843)	(20,524)	(2,793)	3,483	690
Money market deposits	15,949	(75,816)	(59,867)	15,754	3,664	19,418
Time deposits, excluding Brokered CDs	(16,396)	(32,572)	(48,968)	(1,952)	21,354	19,402

Total interest-bearing deposits, excluding Brokered CDs	(2,236)	(127,596)	(129,832)	10,604	29,576	40,180
Brokered CDs	871	(11,086)	(10,215)	(1,824)	1,044	(780)

Total interest-bearing deposits	(1,365)	(138,682)	(140,047)	8,780	30,620	39,400
Federal funds purchased and securities sold under agreements to repurchase	31,573	(71,063)	(39,490)	(16,553)	1,289	(15,264)
Other short-term borrowings	27,500	(36,050)	(8,550)	20,358	(261)	20,097
Long-term funding	(10,728)	(2,523)	(13,251)	(31,603)	9,439	(22,164)

Total wholesale funding	48,345	(109,636)	(61,291)	(27,798)	10,467	(17,331)

Total interest-bearing liabilities	$46,980	$(248,318)	$(201,338)	$(19,018)	$41,087	$22,069

Net interest income(2)	$35,302	$17,485	$52,787	$(4,752)	$(19,958)	$(24,710)

(1)	The change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.

(2)	The yield on tax-exempt loans and securities is computed on a fully taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.

TABLE 4: Interest Rate Spread and Interest Margin (on a taxable equivalent basis)

	2008 Average				2007 Average				2006 Average

		% of				% of				% of
		Earning	Yield /			Earning	Yield /			Earning	Yield /
	Balance	Assets	Rate		Balance	Assets	Rate		Balance	Assets	Rate

	($ in Thousands)

Total loans	$16,080,565	81.1%	5.95%		$15,132,634	81.2%	7.37%		$15,370,090	79.9%	7.22%
Securities and short-term investments	3,759,141	18.9%	5.26%		3,512,136	18.8%	5.35%		3,859,759	20.1%	5.08%

Earning assets	$19,839,706	100.0%	5.82%		$18,644,770	100.0%	6.99%		$19,229,849	100.0%	6.79%

Financed by:
Interest-bearing funds	$17,019,832	85.8%	2.53%		$15,886,710	85.2%	3.98%		$16,434,947	85.5%	3.71%
Noninterest-bearing funds	2,819,874	14.2%			2,758,060	14.8%			2,794,902	14.5%

Total funds sources	$19,839,706	100.0%	2.17%		$18,644,770	100.0%	3.39%		$19,229,849	100.0%	3.17%

Interest rate spread			3.29%				3.01%				3.08%
Contribution from net free funds			0.36%				0.59%				0.54%

Net interest margin			3.65%				3.60%				3.62%

Average prime rate*			5.08%				8.05%				7.96%
Average federal funds rate*			1.75%				4.95%				4.97%
Average spread			333	bp			310	bp			299	bp

*	Source: Bloomberg

TABLE 5: Selected Average Balances

			Dollar	Percent
	2008	2007	Change	Change

	($ in Thousands)

ASSETS
Loans:
Commercial	$10,387,727	$9,807,964	$579,763	5.9%
Residential mortgage	2,200,145	2,292,606	(92,461)	(4.0)
Retail	3,492,693	3,032,064	460,629	15.2

Total loans	16,080,565	15,132,634	947,931	6.3
Investment securities:
Taxable	2,786,302	2,567,838	218,464	8.5
Tax-exempt	921,247	912,993	8,254	0.9
Short-term investments	51,592	31,305	20,287	64.8

Securities and short-term investments	3,759,141	3,512,136	247,005	7.0

Total earning assets	19,839,706	18,644,770	1,194,936	6.4
Other assets	2,198,257	1,993,235	205,022	10.3

Total assets	$22,037,963	$20,638,005	$1,399,958	6.8%

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Savings deposits	$890,811	$913,143	$(22,332)	(2.4)%
Interest-bearing demand deposits	1,752,991	1,844,274	(91,283)	(4.9)
Money market deposits	4,231,678	3,752,199	479,479	12.8
Time deposits, excluding Brokered CDs	3,957,174	4,340,473	(383,299)	(8.8)

Total interest-bearing deposits, excluding Brokered CDs	10,832,654	10,850,089	(17,435)	(0.2)
Brokered CDs	532,805	515,705	17,100	3.3

Total interest-bearing deposits	11,365,459	11,365,794	(335)	—
Short-term borrowings	4,053,370	2,708,137	1,345,233	49.7
Long-term funding	1,601,003	1,812,779	(211,776)	(11.7)

Total interest-bearing liabilities	17,019,832	15,886,710	1,133,122	7.1
Noninterest-bearing demand deposits	2,446,613	2,376,009	70,604	3.0
Accrued expenses and other liabilities	148,186	121,408	26,778	22.1
Stockholders’ equity	2,423,332	2,253,878	169,454	7.5

Total liabilities and stockholders’ equity	$22,037,963	$20,638,005	$1,399,958	6.8%

Provision for Loan Losses

The provision for loan losses in 2008 was $202.1 million, compared to $34.5 million and $19.1 million for 2007 and 2006, respectively. Net charge offs were $137.3 million for 2008, compared to $40.4 million for 2007 and $19.0 million for 2006. Net charge offs as a percent of average loans were 0.85%, 0.27%, and 0.12% for 2008, 2007, and 2006, respectively. At December 31, 2008, the allowance for loan losses was $265.4 million. In comparison, the allowance for loan losses was $200.6 million at December 31, 2007, and $203.5 million at December 31, 2006. The ratio of the allowance for loan losses to total loans was 1.63%, 1.29%, and 1.37% at December 31, 2008, 2007, and 2006, respectively. Nonperforming loans at December 31, 2008, were $341 million, compared to $163 million at

December 31, 2007, and $142 million at December 31, 2006, representing 2.09%, 1.05%, and 0.96% of total loans, respectively.

The provision for loan losses is predominantly a function of the Corporation’s reserving methodology and judgments as to other qualitative and quantitative factors used to determine the adequacy of the allowance for loan losses which focuses on changes in the size and character of the loan portfolio, changes in levels of impaired and other nonperforming loans, historical losses and delinquencies on each portfolio category, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other factors which could affect potential credit losses. See additional discussion under sections, “Allowance for Loan Losses,” and “Nonperforming Loans, Potential Problem Loans, and Other Real Estate Owned.”

Noninterest Income

Noninterest income was $285.7 million for 2008, down $59.1 million or 17.2% from 2007. Core fee-based revenue (as defined in Table 6 below) was $267.9 million for 2008, an increase of $15.0 million or 5.9% over 2007. Net mortgage banking income was $14.7 million compared to $22.8 million for 2007. Net losses on investment securities and asset sales were $54.2 million for 2008, an unfavorable change of $78.0 million versus 2007. All other noninterest income categories combined were $57.3 million, up $11.9 million compared to 2007. “Fee income” (defined in Table 6 below) as a percentage of “total revenue” (defined as taxable equivalent net interest income plus fee income) was 32.0% for 2008 compared to 32.4% for 2007.

TABLE 6: Noninterest Income

				% Change From
	Years Ended December 31,			Prior Year

	2008	2007	2006	2008	2007
	($ in Thousands)

Trust service fees	$38,420	$42,629	$37,484	(9.9)%	13.7%
Service charges on deposit accounts	118,368	101,042	91,593	17.1	10.3
Card-based and other nondeposit fees	48,540	47,558	42,661	2.1	11.5
Retail commissions	62,588	61,645	61,256	1.5	0.6

Core fee-based revenue	267,916	252,874	232,994	5.9	8.5
Mortgage banking income	37,566	39,467	32,888	(4.8)	20.0
Mortgage servicing rights expense	22,882	16,717	18,087	36.9	(7.6)

Mortgage banking, net	14,684	22,750	14,801	(35.5)	53.7
Bank owned life insurance (“BOLI”) income	19,804	17,419	16,155	13.7	7.8
Other	37,455	27,957	26,525	34.0	5.4

Subtotal (“fee income”)	339,859	321,000	290,475	5.9%	10.5%
Asset sale gains (losses), net	(1,668)	15,607	304	N/M	N/M
Investment securities gains (losses), net	(52,541)	8,174	4,722	N/M	N/M

Total noninterest income	$285,650	$344,781	$295,501	(17.2)%	16.7%

N/M = not meaningful

Trust service fees for 2008 were $38.4 million, down $4.2 million (9.9%) from 2007, primarily due to weaker stock market performance for 2008 versus 2007. The market value of assets under management at December 31, 2008, was $5.1 billion compared to $6.1 billion at December 31, 2007.

Service charges on deposit accounts were $118.4 million, $17.3 million (17.1%) higher than 2007. The increase was due to higher nonsufficient funds / overdraft fees (up $13.4 million, including a moderate fee increase late in first quarter 2008 and higher overdraft occurrences) and an increase in business service charges (up $4.0 million, aided by a lower earnings credit rate between the years).

Card-based and other nondeposit fees were $48.5 million for 2008, an increase of $1.0 million (2.1%) from 2007, principally due to higher card-use volumes which increased inclearing and other card-related fees. Retail commissions (which include commissions from insurance and brokerage product sales) were $62.6 million for 2008, up $0.9 million (1.5%) compared to 2007, led by increases in fixed annuity commissions (up $1.2 million to $7.0 million for 2008) and insurance commissions (up $0.7 million to $45.1 million), offset by lower brokerage and variable annuity commissions (down $1.0 million to $10.5 million on a combined basis for 2008).

Net mortgage banking income for 2008 was $14.7 million, down $8.1 million (35.5%) compared to 2007. Net mortgage banking income consists of gross mortgage banking income less mortgage servicing rights expense. Gross mortgage banking income (which includes servicing fees, the gain or loss on sales of mortgage loans to the secondary market and related fees, and the gain or loss on bulk servicing sales) was $37.6 million in 2008, a decrease of $1.9 million (4.8%) compared to 2007. This $1.9 million decrease between 2008 and 2007 is a combination of: $7.8 million higher gains on sales and related income (of which, $2.1 million was attributable to the January 2008 adoption of SAB 109 allowing the inclusion of the estimated fair value of future net cash flows related to servicing rights / servicing fees in the estimated fair value of certain mortgage derivatives and mortgage loans held for sale), offset by an $8.6 million decrease in bulk servicing sale gains (as 2007 included two bulk servicing sales totaling approximately $2.7 billion of the servicing portfolio, while there were no servicing sales during 2008) and a $1.1 million (6.0%) decrease in servicing fees between the years (impacted by the lower average servicing portfolio). Secondary mortgage production was $1.41 billion for 2008, 5% lower than $1.48 billion for 2007.

Mortgage servicing rights expense includes both the base amortization of the mortgage servicing rights asset and changes to the valuation allowance associated with the mortgage servicing rights asset. Mortgage servicing rights expense is affected by the size of the servicing portfolio, as well as the changes in the estimated fair value of the mortgage servicing rights asset. Mortgage servicing rights expense was $22.9 million for 2008 compared to $16.7 million for 2007, with an $8.2 million unfavorable change to the valuation reserve (including a $6.8 million addition to the valuation reserve in 2008 compared to a $1.4 million valuation recovery in 2007), partially offset by $2.0 million lower base amortization (in line with the lower average servicing portfolio resulting, in part, from the bulk servicing sales in 2007). As mortgage interest rates rise, prepayment speeds are usually slower and the value of the mortgage servicing rights asset generally increases, requiring less valuation reserve. Conversely, as mortgage interest rates fall, prepayment speeds are usually faster and the value of the mortgage servicing rights asset generally decreases, requiring additional valuation reserve. Based on the current environment, there is downward pressure on the value of the mortgage servicing rights asset.

Mortgage servicing rights, net of any valuation allowance, are carried in other intangible assets, net, on the consolidated balance sheets at the lower of amortized cost or estimated fair value. At December 31, 2008, the net mortgage servicing rights asset was $45.6 million, representing 69 bp of the $6.6 billion portfolio of residential mortgage loans serviced for others, compared to a net mortgage servicing rights asset of $51.2 million, representing 80 bp of the $6.4 billion mortgage portfolio serviced for others at December 31, 2007. Mortgage servicing rights are considered a critical accounting policy given that estimating their fair value involves an internal discounted cash flow model and assumptions that involve judgment, particularly of estimated prepayment speeds of the underlying mortgages serviced and the overall level of interest rates. See section “Critical Accounting Policies,” as well as Note 1, “Summary of Significant Accounting Policies,” of the notes to consolidated financial statements for the Corporation’s accounting policy for mortgage servicing rights and Note 5, “Goodwill and Intangible Assets,” of the notes to consolidated financial statements for additional disclosure.

BOLI income was $19.8 million, up $2.4 million from 2007, principally due to higher average BOLI balances between the years (up 13%), including $50 million of BOLI purchased during the fourth quarter of 2007. Other income was $37.5 million, an increase of $9.5 million (34.0%) versus 2007, including modest increases in ATM fees (up $0.8 million), an $0.8 million gain on an ownership interest divestiture, $2.1 million higher customer derivative revenue (higher fees given greater customer derivatives volume), and a $5.2 million in gains related to Visa, Inc. (“Visa”) matters.

During 2008, the Visa matters resulted in the Corporation recording a total gain of $5.2 million, which included a $3.2 million gain from the mandatory partial redemption of the Corporation’s Class B common stock in Visa Inc.

related to Visa’s initial public offering which was completed during first quarter 2008 and a $2.0 million gain (including a $1.5 million gain in the first quarter of 2008 and a $0.5 million gain in the fourth quarter of 2008) and a corresponding receivable (included in other assets in the consolidated balance sheets) for the Corporation’s pro rata interest in the litigation escrow account established by Visa from which settlements of certain covered litigation will be paid (Visa may add to this over time through a defined process which may involve a further redemption of the Class B common stock). In addition, the Corporation has a zero basis (i.e., historical cost/carryover basis) in the shares of unredeemed Visa Class B common stock which are convertible with limitations into Visa Class A common stock based on a conversion rate that is subject to change in accordance with specified terms (including provision of Visa’s retrospective responsibility plan which provides that Class B stockholders will bear the financial impact of certain covered litigation) and no sooner than the longer of three years or resolution of covered litigation. For additional discussion of Visa matters see section “Contractual Obligation, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” and Note 14, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements.

Asset sale losses were $1.7 million for 2008 (including a $1.2 million gain on the sale of third party administration business contracts and $2.4 million net losses on sales of other real estate owned), compared to asset sale gains of $15.6 million for 2007 (including a $1.3 million gain on the sale of $32 million in student loans in March 2007, as well as $11.5 million in deposit premium and $2.5 million gain on fixed assets related to the sale of $224 million in deposits of 19 branches during the second half of 2007). Net investment securities losses of $52.5 million for 2008 were attributable to other-than-temporary write-downs on the Corporation’s holding of various mortgage-related, debt, and equity securities (including a $31.1 million write-down on a non-agency mortgage-related security, a $13.2 million write-down on FHLMC and FNMA preferred stocks, a $6.8 million write-down on trust preferred debt securities pools, and a $1.4 million write-down on common equity securities). At December 31, 2008, the remaining carrying values of the specific securities with other-than-temporary write-downs were $32.9 million for the non-agency mortgage-related security, $0.2 million for the FHLMC and FNMA preferred stock securities combined, $3.9 million for the trust preferred debt securities pools, and $0.4 million for the common equity securities. Investment securities net gains for 2007 were $8.2 million, including gross gains of $9.1 million on the sales of equity securities, partially offset by a $0.9 million other-than-temporary write-down on a common stock security. For additional data see section, “Investment Securities Portfolio,” and Note 1, “Summary of Significant Accounting Policies,” and Note 3, “Investment Securities,” of the notes to consolidated financial statements.

Noninterest Expense

Noninterest expense for 2008 was $557.5 million, an increase of $22.6 million or 4.2% over 2007. Personnel expense for 2008 was up $6.1 million or 2.0%, while collectively all other noninterest expenses were up $16.5 million or 7.1% compared to 2007.

TABLE 7: Noninterest Expense

				% Change From
	Years Ended December 31,			Prior Year

	2008	2007	2006	2008	2007
	($ in Thousands)

Personnel expense	$309,478	$303,428	$283,431	2.0%	7.1%
Occupancy	50,461	46,659	43,825	8.1	6.5
Equipment	19,123	17,908	17,466	6.8	2.5
Data processing	30,451	31,690	31,451	(3.9)	0.8
Business development and advertising	21,400	19,785	16,857	8.2	17.4
Stationery and supplies	7,674	6,824	7,082	12.5	(3.6)
Other intangible asset amortization expense	6,269	7,116	8,903	(11.9)	(20.1)
Courier expense	6,153	6,786	7,157	(9.3)	(5.2)
Postage expense	7,702	7,689	7,377	0.2	4.2
Legal and professional	14,566	11,841	12,723	23.0	(6.9)
Foreclosure / OREO expenses	13,685	7,508	3,784	82.3	98.4
Other	70,498	67,657	56,159	4.2	20.5

Total noninterest expense	$557,460	$534,891	$496,215	4.2%	7.8%

Personnel expense to Total noninterest expense	55.5%	56.7%	57.1%

Personnel expense (which includes salary-related expenses and fringe benefit expenses) was $309.5 million for 2008, up $6.1 million (2.0%) over 2007. Average full-time equivalent employees were 5,131 for 2008, minimally changed from 5,114 for 2007. Salary-related expenses increased $13.9 million (5.8%). This increase was due to higher base salaries, commissions, and incentives (up $12.4 million or 5.5%, including merit increases between the years) and higher compensation cost related to the vesting of stock options and restricted stock grants (up $2.8 million), partially offset by lower signing bonuses, severance, and overtime/temporary help (down $1.3 million combined). Fringe benefit expenses decreased $7.8 million (12.1%), primarily from lower costs of premium-based benefits (down $8.3 million, aided by health care cost management, as well as differences in enrollment levels and participant plan choices), partially offset by higher other fringe and benefit plan expenses (up $0.5 million, primarily related to the increase in salary expense).

Occupancy expense of $50.5 million for 2008 was higher than 2007 (up $3.8 million or 8.1%), mostly due to higher snowplowing and utilities costs (given harsher winter weather between the periods), as well as increased rent and maintenance. Compared to 2007, equipment expense of $19.1 million was up $1.2 million (primarily repair and maintenance expense), while data processing of $30.5 million was down $1.2 million, with first quarter 2008 benefiting from a negotiated data processing vendor refund. Business development and advertising of $21.4 million was up $1.6 million (8.2%), and stationery and supplies of $7.7 million was up $0.9 million, all primarily due to normal inflationary cost increases and greater marketing for business generation. Other intangible asset amortization expense decreased $0.8 million (11.9%), attributable to the full amortization of certain intangible assets during 2007. Legal and professional expense of $14.6 million increased $2.7 million (23.0%), primarily due to higher legal and other professional consultant costs related to increased foreclosure activities, and other corporate activities and projects. Foreclosure / OREO expenses of $13.7 million increased $6.2 million, including a $4.0 million increase in OREO write-downs (with $3.0 million attributable to one property) and a general rise in foreclosure expenses (impacted by the overall deterioration of the real estate market). Other expense of $70.5 million increased $2.8 million (4.2%) over 2007, largely due to a $2.8 million increase to the reserve for losses on unfunded commitments.

Income Taxes

Income tax expense for 2008 was $53.8 million compared to $133.4 million for 2007. The Corporation’s effective tax rate (income tax expense divided by income before taxes) was 24.2% in 2008 and 31.8% in 2007. The decline in the effective tax rate was primarily due to the decrease in income before taxes, as the level of permanent difference items (such as tax-exempt interest and dividends) while relatively consistent between years, had a proportionately greater impact on the effective tax rate based on lower pre-tax income. Additionally, the first quarter 2008 resolution of certain tax matters and changes in the estimated exposure of uncertain tax positions, partially offset by the increase in valuation allowance related to certain deferred tax assets, resulted in the net reduction of previously recorded tax liabilities and income tax expense of approximately $4.4 million in the first quarter of 2008.

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

BALANCE SHEET ANALYSIS

The Corporation’s growth comes predominantly from loans and investment securities. See sections “Loans” and “Investment Securities Portfolio.” The Corporation has generally financed its growth through increased deposits and issuance of debt (see sections, “Deposits,” “Other Funding Sources,” and “Liquidity”), as well as retention of earnings and the issuance of common and preferred stock, particularly in the case of certain acquisitions (see section “Capital”).

Loans

Total loans were $16.3 billion at December 31, 2008, an increase of $0.8 billion or 4.9% from December 31, 2007, led by consumer-based loan growth (predominantly home equity), while commercial loan growth was tempered by the current credit environment and economic conditions. Commercial loans were $10.3 billion, relatively unchanged (up 0.5%), and represented 63% of total loans at the end of 2008, compared to 66% at year-end 2007. Retail loans grew $600 million or 19.3% to represent 23% of total loans compared to 20% at December 31, 2007, and residential mortgage loans increased $115 million or 5.4% to represent 14% of total loans (unchanged from 14% of total loans for 2007). During 2008, the Corporation strategically emphasized home equity growth, using strengthened underwriting standards and obtaining first-lien collateral positions on the vast majority of new production.

TABLE 8: Loan Composition

	As of December 31,
	2008		2007		2006		2005		2004

		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

	($ in Thousands)

Commercial, financial, and agricultural	$4,388,691	27%	$4,281,091	28%	$3,677,573	24%	$3,417,343	22%	$2,803,333	20%
Commercial real estate	3,566,551	22	3,635,365	23	3,789,480	25	4,064,327	27	3,933,131	28
Real estate construction	2,260,888	13	2,260,766	14	2,047,124	14	1,783,267	12	1,459,629	11
Lease financing	122,113	1	108,794	1	81,814	1	61,315	—	50,718	—

Commercial	10,338,243	63	10,286,016	66	9,595,991	64	9,326,252	61	8,246,811	59
Home equity	2,883,317	18	2,269,122	15	2,164,758	15	2,025,055	13	1,866,485	13
Installment	827,303	5	841,136	5	915,747	6	1,003,938	7	1,054,011	8

Retail	3,710,620	23	3,110,258	20	3,080,505	21	3,028,993	20	2,920,496	21
Residential mortgage	2,235,045	14	2,119,978	14	2,205,030	15	2,851,219	19	2,714,580	20

Total loans	$16,283,908	100%	$15,516,252	100%	$14,881,526	100%	$15,206,464	100%	$13,881,887	100%

Commercial loans are generally viewed as having more inherent risk of default than residential mortgage or retail loans. Also, the commercial loan balance per borrower is typically larger than that for residential mortgage and retail loans, inferring higher potential losses on an individual customer basis. Commercial loan growth through most of 2008 was muted partly as the Corporation purposefully responded to the stricter credit environment (particularly in commercial real estate), and aggressively managed risks of certain targeted performing loans and took charge offs on nonperforming commercial loans.

Commercial, financial, and agricultural loans accounted for the majority of the commercial loan growth between year-end 2008 and 2007. Commercial, financial, and agricultural loans were $4.4 billion at the end of 2008, up $108 million or 2.5% since year-end 2007, and comprised 27% of total loans outstanding, down from 28% at the end of 2007. The commercial, financial, and agricultural loan classification primarily consists of commercial loans to middle market companies and small businesses. Loans of this type are in a diverse range of industries. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any. Within the commercial, financial, and agricultural classification, loans to finance agricultural production totaled less than 0.5% of total loans for all periods presented.

Commercial real estate primarily includes commercial-based loans that are secured by multifamily properties and nonfarm/nonresidential real estate properties. Commercial real estate totaled $3.6 billion at December 31, 2008, down $69 million or 1.9% from December 31, 2007, and comprised 22% of total loans outstanding versus 23% at year-end 2007. Commercial real estate loans involve borrower characteristics similar to those discussed for commercial loans and real estate construction projects. Loans of this type are mainly secured by commercial income properties or multifamily projects. Loans are primarily made to customers based in our core footprint (with over 90% of commercial real estate loan balances made to customers within our core footprint). Credit risk is managed in a similar manner to commercial loans and real estate construction by employing sound underwriting guidelines, lending primarily to borrowers in local markets and businesses, periodically evaluating the underlying collateral, and formally reviewing the borrower’s financial soundness and relationship on an ongoing basis.

Real estate construction loans were level at $2.3 billion, representing 13% of the total loan portfolio at the end of 2008, compared to 14% at the end of 2007. Loans in this classification are primarily short-term or interim loans that provide financing for the acquisition or development of commercial income properties, multifamily projects or residential development, both single family and condominium. Real estate construction loans are made to developers and project managers who are generally well known to the Corporation, have prior successful project experience, and are well capitalized. Projects undertaken by these developers are carefully reviewed by the Corporation to ensure that they are economically viable. Loans of this type are primarily made to customers based in the Corporation’s core footprint in which the Corporation has a thorough knowledge of the local market economy (with approximately 90% of real estate construction loan balances made to customers within our core footprint). The credit risk associated with real estate construction loans is generally confined to specific geographic areas but is also influenced by general economic conditions. The Corporation controls the credit risk on these types of loans by making loans in familiar markets to developers, underwriting the loans to meet the requirements of institutional investors in the secondary market, reviewing the merits of individual projects, controlling loan structure, and monitoring project progress and construction advances.

Retail loans totaled $3.7 billion at December 31, 2008, up $600 million or 19.3% compared to 2007, and represented 23% of the 2008 year-end loan portfolio versus 20% at year-end 2007. Loans in this classification include home equity and installment loans. Home equity consists of home equity lines, as well as home equity loans, some of which are first lien positions, while installment loans consist of educational loans, as well as short-term and other personal installment loans. Credit risk for these types of loans is generally greatly influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral. Risks of loss are generally on smaller average balances per loan spread over many borrowers. Once charged off, there is usually less opportunity for recovery on these smaller retail loans. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guaranty positions.

Residential mortgage loans totaled $2.2 billion at the end of 2008, up $115 million or 5.4% from the prior year and comprised 14% of total loans outstanding at both year-end 2008 and year-end 2007. Residential mortgage loans include conventional first lien home mortgages and the Corporation generally limits the maximum loan to 80% of collateral value without credit enhancement. As part of its management of originating and servicing residential mortgage loans, nearly all of the Corporation’s long-term, fixed-rate residential real estate mortgage loans are sold in the secondary market with servicing rights retained.

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

The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within our core footprint. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2008, no significant concentrations existed in the Corporation’s portfolio in excess of 10% of total loans.

TABLE 9: Loan Maturity Distribution and Interest Rate Sensitivity

	Maturity(1)
December 31, 2008	Within 1 Year(2)	1-5 Years	After 5 Years	Total

	($ in Thousands)

Commercial, financial, and agricultural	$3,514,213	$704,874	$169,604	$4,388,691
Real estate construction	1,882,413	341,315	37,160	2,260,888

Total	$5,396,626	$1,046,189	$206,764	$6,649,579

Fixed rate	$1,019,137	$769,271	$186,312	$1,974,720
Floating or adjustable rate	4,377,489	276,918	20,452	4,674,859

Total	$5,396,626	$1,046,189	$206,764	$6,649,579

Percent by maturity distribution	81%	16%	3%	100%

(1)	Based upon scheduled principal repayments.

(2)	Demand loans, past due loans, and overdrafts are reported in the “Within 1 Year” category.

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

At December 31, 2008, the allowance for loan losses was $265.4 million, compared to $200.6 million at December 31, 2007 and $203.5 million at December 31, 2006. The allowance for loan losses to total loans was 1.63%, 1.29%, and 1.37% at December 31, 2008, 2007 and 2006, respectively, and the allowance for loan losses covered 78%, 123% and 143% of nonperforming loans at December 31, 2008, 2007 and 2006, respectively. The Corporation’s estimate of the appropriate allowance for loan losses does not have a targeted reserve to nonperforming loan coverage ratio. Management’s allowance methodology includes an impairment analysis on specifically identified commercial loans defined as impaired by the Corporation, as well as other qualitative and quantitative factors (including, but not limited to, historical trends, risk characteristics of the loan portfolio, changes in the size and character of the loan portfolio, and existing economic conditions) in determining the overall adequacy of the allowance for loan losses. Changes in the allowance for loan losses are shown in Table 10. Credit losses, net of recoveries, are deducted from the allowance for loan losses. A direct increase to the allowance for loan losses comes from acquisitions. Finally, the provision for loan losses, a charge against earnings, is recorded to bring the allowance for loan losses to a level that, in management’s judgment, is adequate to absorb probable losses in the loan portfolio. With the deterioration of credit quality during 2008, rising net charge off and nonperforming loan ratios, and management’s assessment of the adequacy of the allowance for loan losses, the provision for loan losses of $202.1 million for 2008 was higher than the 2007 provision of $34.5 million and 2006 provision of $19.1 million.

Asset quality was under stress during 2008 and 2007 with the Corporation experiencing elevated net charge offs (particularly during 2008 and the second half of 2007) and higher nonperforming loan levels since mid-2006 compared to the Corporation’s historical trends. Industry issues impacting asset quality in 2008 and 2007 included general economic factors such as higher and more volatile energy prices, the fall of the dollar, and rumors of inflation or recession; softening commercial and residential real estate markets; pervasive subprime lending issues; and waning consumer confidence. During this time period, the Corporation has continued to review its underwriting and risk-based pricing guidelines on the home equity and residential mortgage portfolios, to reduce potential exposure within these portfolio categories.

The Corporation’s underwriting and risk-based pricing guidelines for consumer-related real estate loans consist of a combination of both borrower FICO (credit score) and the loan-to-value (“LTV”) of the property securing the loan. Currently, for home equity products, the maximum acceptable LTV is 85% for customers with FICO scores exceeding 710, and 75% LTV for all other customers. The average FICO score for new home equity production in 2008 increased to 765, up from 750 in 2007, 739 in 2006, and 732 in 2005. Residential mortgage products continue to be underwritten using FHLMC and FNMA secondary marketing guidelines.

The Corporation’s current lending standards for commercial real estate and real estate construction lending is organized by property type and specifically addresses many criteria, including: maximum loan amounts, maximum LTV, requirements for pre-leasing and / or presales, minimum borrower equity, and maximum loan to cost. Currently, the maximum standard for LTV is 80%, with lower limits established for certain higher risk types, such as raw land which has a 50% LTV maximum. The Corporation’s LTV guidelines are generally more conservative than regulatory supervisory limits. In most cases, for real estate construction loans, the loan amounts used to determine LTV include interest reserves, which are built into the loans and sized to carry the projects through construction and lease up and / or sell out.

Gross charge offs were $145.8 million for 2008, $47.2 million for 2007, and $30.5 million for 2006, while recoveries for the corresponding periods were $8.5 million, $6.8 million, and $11.5 million, respectively. As a result, net charge offs were $137.3 million or 0.85% of average loans for 2008, compared to $40.4 million or 0.27% of average loans for 2007, and $19.0 million or 0.12% of average loans for 2006 (see Table 10). The increase in net charge offs was primarily due to larger specific commercial charge offs (including $69 million attributable to larger housing-related construction and other commercial credits (with a $9 million charge off on a $25 million nonperforming loan which was sold during the third quarter of 2008), and $16 million related to other larger commercial real estate and other commercial credits), as well as a general rise in home equity and residential mortgage net charge offs (impacted by general economic conditions, such as higher energy and other costs, increasing unemployment rates, a weak housing market, and declines in home values).

For 2008, 79% of net charge offs came from commercial loans (and commercial loans represented 63% of total loans at year-end 2008), compared to 60% for 2007 and 22% for 2006, a result of the sizable increase in commercial charge offs in both 2008 and 2007, while higher commercial recoveries impacted the net charge off amounts for 2006. For 2008, retail loans (which represent 23% of total loans at year-end 2008) accounted for 19% of net charge offs, down from 35% for 2007 and 70% for 2006. Residential mortgages (representing 14% of total loans at year-end 2008) accounted for 2% of 2008 net charge offs, compared to 5% and 8% for 2007 and 2006, respectively. Gross charge offs of retail and residential mortgage loans have been rising over the past three years, as economic conditions, such as higher energy, health and other costs and a weakening housing market, have been impacting the consumer’s borrowing behavior and ability to pay back debt, while recoveries on these loans have remained relatively low. Loans charged off are subject to continuous review, and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses.

TABLE 10: Loan Loss Experience

	Years Ended December 31,
	2008			2007			2006			2005			2004
	($ in Thousands)

Allowance for loan losses, at beginning of year	$200,570			$203,481			$203,404			$189,762			$177,622
Balance related to acquisitions	—			2,991			—			13,283			14,750
Provision for loan losses	202,058			34,509			19,056			13,019			14,668
Loans charged off:
Commercial, financial, and agricultural	45,207			21,574			9,562			9,461			4,640
Commercial real estate	12,932			4,427			1,918			4,667			7,677
Real estate construction	55,782			2,559			1,287			612			16
Lease financing	599			150			140			259			245

Total commercial	114,520			28,710			12,907			14,999			12,578
Home equity	20,011			9,732			8,251			3,469			2,571
Installment	7,546			6,501			7,005			7,052			6,129

Total retail	27,557			16,233			15,256			10,521			8,700
Residential mortgage	3,749			2,306			2,344			2,223			924

Total loans charged off	145,826			47,249			30,507			27,743			22,202
Recoveries of loans previously charged off:
Commercial, financial, and agricultural	6,000			3,595			5,489			3,957			1,873
Commercial real estate	391			804			3,148			8,317			1,498
Real estate construction	73			252			—			37			—
Lease financing	29			26			23			—			3

Total commercial	6,493			4,677			8,660			12,311			3,374
Home equity	384			386			370			259			107
Installment	1,386			1,530			1,559			1,807			1,140

Total retail	1,770			1,916			1,929			2,066			1,247
Residential mortgage	313			245			939			706			303

Total recoveries	8,576			6,838			11,528			15,083			4,924

Net loans charged off	137,250			40,411			18,979			12,660			17,278

Allowance for loan losses, at end of year	$265,378			$200,570			$203,481			$203,404			$189,762

Ratios at end of year:
Allowance for loan losses to total loans	1.63%			1.29%			1.37%			1.34%			1.37%
Allowance for loan losses to net charge offs	1.9			5.0			10.7			16.1			11.0

Net loan charge offs (recoveries):		(A	)		(A	)		(A	)		(A	)		(A	)
Commercial, financial, and agricultural	$39,207	90		$17,979	46		$4,073	12		$5,504	18		$2,767	12
Commercial real estate	12,541	35		3,623	10		(1,230)	(3)		(3,650)	(10)		6,179	18
Real estate construction	55,709	238		2,307	11		1,287	6		575	4		16	—
Lease financing	570	47		124	14		117	16		259	48		242	52

Total commercial	108,027	104		24,033	25		4,247	4		2,688	3		9,204	13
Home equity	19,627	74		9,346	43		7,881	37		3,210	17		2,464	18
Installment	6,160	74		4,971	57		5,446	57		5,245	50		4,989	67

Total retail	25,787	74		14,317	47		13,327	43		8,455	29		7,453	36
Residential mortgage	3,436	16		2,061	9		1,405	5		1,517	5		621	3

Total net charge offs	$137,250	85		$40,411	27		$18,979	12		$12,660	9		$17,278	15

(A) — Ratio of net charge offs to average loans by loan type in basis points.
Net charge offs by type as a percent of total net charge offs:
Total commercial	79%			60%			22%			21%			53%
Total retail	19%			35%			70%			67%			43%
Residential mortgage	2%			5%			8%			12%			4%

TABLE 11: Allocation of the Allowance for Loan Losses

	As of December 31,
		% of		% of		% of		% of		% of
		Loan		Loan		Loan		Loan		Loan
		Type to		Type to		Type to		Type to		Type to
		Total		Total		Total		Total		Total
	2008	Loans	2007	Loans	2006	Loans	2005	Loans	2004	Loans
	($ in Thousands)

Allowance allocation:
Commercial, financial, & agricultural	$103,198	27%	$67,941	28%	$88,112	24%	$85,125	22%	$79,882	20%
Real estate construction	65,991	13	24,084	14	17,267	14	13,643	12	12,263	11
Commercial real estate	58,202	22	71,172	23	65,949	25	67,914	27	62,200	28
Lease financing	777	1	732	1	708	1	590	—	502	—

Total commercial	228,168	63	163,929	66	172,036	64	167,272	61	154,847	59
Home equity	20,175	18	20,045	15	10,452	15	11,047	13	10,453	13
Installment	6,585	5	5,353	5	10,584	6	12,169	7	11,247	8

Total retail	26,760	23	25,398	20	21,036	21	23,216	20	21,700	21
Residential mortgage	10,450	14	11,243	14	10,409	15	12,916	19	13,215	20

Total allowance for loan losses	$265,378	100%	$200,570	100%	$203,481	100%	$203,404	100%	$189,762	100%

Allowance category as a percent of total allowance:
Commercial, financial, & agricultural	39%		34%		43%		42%		42%
Real estate construction	25		12		9		7		6
Commercial real estate	22		35		33		33		33
Lease financing	—		—		—		—		—

Total commercial	86		81		85		82		81
Home equity	8		10		5		6		6
Installment	2		3		5		6		6

Total retail	10		13		10		12		12
Residential mortgage	4		6		5		6		7

Total allowance for loan losses	100%		100%		100%		100%		100%

Determining the adequacy of the allowance for loan losses is a function of evaluating a number of factors, including but not limited to, changes in the loan portfolio (see Table 8), net charge offs (see Table 10), nonperforming loans (see Table 12), and evaluating specific credits. Growth and mix of loans impacts the overall inherent risk characteristics of the loan portfolio (see section “Loans” which discusses credit risks related to the different loan types). Total loans were $16.3 billion at December 31, 2008, up $0.8 billion or 4.9% from December 31, 2007, including a change in the mix of loans. Retail loans (primarily home equity) grew to represent 23% of total loans (compared to 20% and 21% at year-end 2007 and year-end 2006, respectively), while commercial loans decreased to represent 63%, 66%, and 64% of total loans at December 31, 2008, 2007, and 2006, respectively. Residential mortgage loans were minimally changed, representing 14%, 14%, and 15% of total loans at year-end 2008, 2007, and 2006, respectively. Nonperforming and potential problem loans have increased over the past year, as there has been continued stress on borrowers from difficult economic conditions, higher energy costs, and negative commercial and residential real estate market issues pervading into many related businesses. Nonperforming loans increased 109% (from $163 million at year-end 2007 to $341 million at year-end 2008), and grew as a percentage of total loans (from 1.05% at year-end 2007 to 2.09% at year-end 2008), with commercial and consumer-related nonperforming loans accountable for $148 million and $30 million, respectively, of the increase. Nonperforming loans were $142 million and represented 0.96% of total loans at December 31, 2006. See Table 12 and section “Nonperforming Loans, Potential Problem Loans, and Other Real Estate Owned” for additional details and discussion.

The Corporation’s process, designed to assess the adequacy of the allowance for loan losses, includes an allocation methodology, as well as management’s ongoing review and grading of the loan portfolio into criticized loan categories (defined as specific loans warranting either specific allocation, or a criticized status of watch, special mention, substandard, doubtful, or loss). The allocation methodology focuses on evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio, consideration of historical loan loss and delinquency experience on each portfolio category, trends in past due and nonperforming loans, the risk characteristics of the various classifications of loans, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect potential credit losses. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the portfolio. The allocation of the Corporation’s allowance for loan losses for the last five years is shown in Table 11.

The allocation methodology used at December 31, 2008, 2007, and 2006 was comparable, whereby the Corporation segregated its loss factors allocations (used for both criticized and non-criticized loans) into a component primarily based on historical loss rates and a component primarily based on other qualitative factors that may affect loan collectibility. Management allocates the allowance for loan losses for credit losses by pools of risk. First, as reflected in Note 4, “Loans,” of the notes to consolidated financial statements, a valuation allowance estimate is established for specifically identified commercial and commercial real estate loans determined to be impaired by the Corporation, using discounted cash flows, estimated fair value of underlying collateral, and/or other data available. Second, management allocates allowance for loan losses with loss factors, for criticized loan pools by loan type as well as for non-criticized loan pools by loan type, primarily based on historical loss rates after considering loan type, historical loss and delinquency experience, and industry statistics. Loans that have been criticized are considered to have a higher risk of default than non-criticized loans, as circumstances were present to support the lower loan grade, warranting higher loss factors. The loss factors applied in the methodology are expected to be relatively static year-over-year but are periodically re-evaluated. Loss factors assigned to criticized and non-criticized loan pools by type were similar between 2008, 2007, and 2006, but with refinements made in 2008 and 2007 to loss factors assigned to certain criticized and non-criticized loss factors to align closer to historical loss levels. And third, management allocates allowance for loan losses to absorb unrecognized losses that may not be provided for by the other components due to other factors evaluated by management, such as limitations within the credit risk grading process, known current economic or business conditions that may not yet show in trends, industry or other concentrations with current issues that impose higher inherent risks than are reflected in the loss factors, and other relevant considerations.

At year-end 2008, 66% of the allowance for loan losses was allocated to criticized loans, which represented 20% of total loans. Comparatively, at year-end 2007, 58% of the allowance for loan losses was allocated to criticized loans, which represented 12% of total loans, and at year-end 2006, 56% of the allowance for loan losses was allocated to criticized loans, which represented 9% of total loans. The mix of criticized loans also changed slightly between the years, with real estate construction criticized loans representing 29% of total criticized loans (compared to 24% at year-end 2007 and 13% at year-end 2006), commercial real estate criticized loans representing 26% of total criticized loans (compared to 32% at December 31, 2007 and 39% at December 31, 2006), and commercial, financial and agricultural criticized loans representing 36% of total criticized loans (compared to 37% at year-end 2007 and 40% at year-end 2006). This shift was supported in part by continued deterioration in the residential real estate construction and other housing-related markets. See also section “Potential Problem Loans.”

Historically, the Corporation has allocated 80% or more of its allowance for loan losses to total commercial loans, which have historically represented 60% or more of the total loan portfolio, and which have been the largest contributor of gross charge offs. The allocation of the allowance by loan type between 2008 and 2007 shifted from 81% allocated to total commercial loans at year-end 2007 to 86% at year-end 2008, with a corresponding decrease in allocation to consumer-based loans combined (from 19% at year-end 2007 to 14% at year-end 2008), consistent, in part, with the deteriorating commercial asset quality metrics, as well as the tightening of underwriting guidelines supporting the residential mortgage and home equity portfolios. Based on the deteriorating commercial asset quality metrics, management concluded a higher allocation to commercial loans was appropriate given the underlying changing dynamics (e.g., a significant increase in real estate construction and commercial, financial and agricultural net charge offs versus our historical trends, a shift in the mix of criticized and nonperforming loans, and review of the current market conditions).

The largest portion of the allowance at year-end 2008 was allocated to commercial, financial and agricultural loans and was $103.2 million (up $35.3 million), representing 39% of the allowance for loan losses at year-end 2008

(versus 34% at year-end 2007). The additional amount allocated to commercial, financial and agricultural loans was primarily based on an increase in nonperforming commercial, financial and agricultural loans (31% of total nonperforming loans at year-end 2008 compared to 20% at year-end 2007) and a higher percentage of these loans in potential problem loans (39% at year-end 2008 versus 32% at year-end 2007), while the percentage of these loans in criticized categories (36% at year-end 2008 versus 37% at year-end 2007) and as a percent of total loans (27% at year-end 2008 versus 28% at year-end 2007) was minimally changed. The amount allocated to commercial real estate loans, was $58.2 million (down $13.0 million), representing 22% of the allowance for loan losses at year-end 2008 versus 35% at year-end 2007. The decrease in the amount allocated to commercial real estate was attributable to the lower percentage of nonperforming commercial real estate loans (18% of total nonperforming loans at year-end 2008 compared to 22% at year-end 2007) and a lower percentage of commercial real estate loans in criticized categories (26% at December 31, 2008 versus 32% at December 31, 2007), as well as a slight decline as a percentage of total loan mix (22% at year-end 2008 versus 23% at year-end 2007). At December 31, 2008, the allowance allocated to real estate construction was $66.0 million, representing 25% of the allowance for loan losses (versus 12% at December 31, 2007). The increase in the allocation to real estate construction was primarily based on an increase in nonperforming real estate construction loans (26% of total nonperforming loans at year-end 2008 compared to 24% at year-end 2007), a higher percentage of these loans in criticized categories (from 24% at year-end 2007 to 29% at year-end 2008) and a higher percentage of these loans in potential problem loans (from 22% at December 31, 2007 to 33% at December 31, 2008), while real estate construction loans declined as a percentage of total loans (to 13% at year-end 2008 from 14% at year-end 2007). The allowance allocations to residential mortgage and home equity decreased between 2008 and 2007 (to 4% and 8%, respectively, at year-end 2008 from 6% and 10%, respectively, at year-end 2007), given the decline in residential mortgage and home equity as a percentage of nonperforming loans and net charge offs, as well as improvements attributable to the tightened underwriting guidelines. The allowance allocation to installment loans decreased from 3% at year-end 2007 to 2% at year-end 2008 given the minimal change in installment loans as a percentage of total loan mix (5% at both year-end 2008 and year-end 2007), as well as the small increase in net charge offs and nonperforming installment loans. The significant decline in the quality of the Corporation’s loan portfolios during 2008 resulted in a likewise, significant increase in net charge offs, provision for loan losses, and allowance for loan losses for the year. Management performs ongoing intensive analyses of its loan portfolios to allow for early identification of customers experiencing financial difficulties, maintains conservative underwriting standards, understands the economy in our core footprint, and considers the trend of deterioration in loan quality in establishing the level of the allowance for loan losses. Management believes the allowance for loan losses is adequate at December 31, 2008; however, the level of uncertainty regarding the pace of future credit deterioration and the length of asset stress, leads management to assert that it is likely that the levels of net charge offs, provision for loan losses, and nonperforming loans will remain elevated. This belief could change if the economic downturn worsens or continues for an extended period of time.

The largest portion of the allowance at year-end 2007 was allocated to commercial real estate loans (including real estate construction) and was $95.3 million (up $12.0 million), representing 47% of the allowance for loan losses at year-end 2007 (versus 42% at year-end 2006). The additional amount allocated to commercial real estate loans was primarily based on a higher percentage of these loans in criticized categories (18% at year-end 2007 versus 12% at year-end 2006), an increase in nonperforming commercial real estate loans (69% of total commercial nonperforming loans at year-end 2007 compared to 63% at year-end 2006), and other indicators of a soft commercial real estate market, while the mix of commercial real estate loans declined from 39% of total loans at year-end 2006 to 37% of total loans at year-end 2007. The amount allocated to commercial, financial and agricultural loans, was $67.9 million (down $20.2 million), representing 34% of the allowance for loan losses at year-end 2007 versus 43% at year-end 2006. Even though commercial, financial and agricultural loans increased as a percentage of total loan mix (28% at year-end 2007 versus 24% at year-end 2006), the decline in the 2007 allowance allocation for these loans was supported primarily by 2007 resolutions (workouts or charge offs), evidenced further by a $8 million (19%) decrease in nonperforming commercial, financial and agricultural loans (representing 30% of total commercial nonperforming loans for year-end 2007 versus 37% at year-end 2006) and an increase in net charge offs ($18.0 million for 2007 versus $4.1 million for 2006). The allowance allocations to residential mortgage and home equity increased between 2007 and 2006 (to 6% and 10%, respectively, at year-end 2007 from 5% for each at year-end 2006), given the rise in residential mortgage and home equity nonperforming loans and net charge offs, as well as continued concerns about the weakening real estate market, rising energy prices, and general uncertainty in other economic conditions impacting these borrowers. The allowance allocation to installment loans decreased from 5% at year-end 2006 to 3% at year-end 2007 given the decline in installment loans as a percentage of total loan mix (5% at year-end 2007 versus 6% at year-end 2006), a reduction in net charge offs, and minimal change in nonperforming installment loans.

Consolidated net income could be affected if management’s estimate of the allowance for loan losses is subsequently materially different, requiring additional or less provision for loan losses to be recorded. Management carefully considers numerous detailed and general factors, its assumptions, and the likelihood of materially different conditions that could alter its assumptions. While management uses currently available information to recognize losses on loans, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions and the impact of such change on the Corporation’s borrowers. Additionally, larger credit relationships (defined by management as over $25 million) do not inherently create more risk, but can create (and have created especially since the second half of 2007) wider fluctuations in net charge offs and asset quality measures compared to the Corporation’s longer historical trends. As an integral part of their examination process, various federal and state regulatory agencies also review the allowance for loan losses. These agencies may require that certain loan balances be classified differently or charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

Nonperforming Loans, Potential Problem Loans, and Other Real Estate Owned

Management is committed to an aggressive nonaccrual and problem loan identification philosophy. This philosophy is implemented through the ongoing monitoring and review of all pools of risk in the loan portfolio to ensure that problem loans are identified quickly and the risk of loss is minimized. Table 12 provides detailed information regarding nonperforming assets, which include nonperforming loans and other real estate owned.

Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, loans 90 days or more past due but still accruing, and restructured loans. The Corporation specifically excludes from its definition of nonperforming loans student loan balances that are 90 days or more past due and still accruing and that have contractual government guarantees as to collection of principal and interest. The Corporation had approximately $14.7 million, $14.7 million, and $15.3 million at December 31, 2008, 2007, and 2006, respectively, of nonperforming student loans.

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

Loans past due 90 days or more but still accruing interest are also included in nonperforming loans. Loans past due 90 days or more but still accruing are classified as such where the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection. Also included in nonperforming loans are “restructured” loans. Restructured loans involve the granting of some concession to the borrower involving the modification of terms of the loan, such as changes in payment schedule or interest rate, which generally would not be otherwise considered. During 2008, the Corporation did not have a formal restructured loan program in place; however, the Corporation will work with customers who are having difficulty remaining current with loan payments. Generally, such loans are included in nonaccrual loans until the customer has attained a sustained period of repayment performance.

TABLE 12: Nonperforming Loans and Other Real Estate Owned

	December 31,
	2008	2007	2006	2005	2004
	($ in Thousands)

Nonaccrual loans:
Commercial	$257,322	$105,780	$108,129	$68,304	$85,955
Residential mortgage	45,146	33,737	19,290	15,912	16,088
Retail	24,389	13,011	9,315	11,097	10,718

Total nonaccrual loans	326,857	152,528	136,734	95,313	112,761
Accruing loans past due 90 days or more:
Commercial	—	3,039	1,631	148	659
Residential mortgage	10	—	—	—	—
Retail	13,801	7,079	4,094	3,122	1,494

Total accruing loans past due 90 days or more	13,811	10,118	5,725	3,270	2,153
Restructured loans (commercial)	—	—	26	32	37

Total nonperforming loans	340,668	162,646	142,485	98,615	114,951
Other real estate owned (OREO)	48,710	26,489	14,417	11,336	3,915

Total nonperforming assets	$389,378	$189,135	$156,902	$109,951	$118,866

Ratios at year end:
Nonperforming loans to total loans	2.09%	1.05%	0.96%	0.65%	0.83%
Nonperforming assets to total loans plus OREO	2.38%	1.22%	1.05%	0.72%	0.86%
Nonperforming assets to total assets	1.61%	0.88%	0.75%	0.50%	0.58%
Allowance for loan losses to nonperforming loans	78%	123%	143%	206%	165%
Allowance for loan losses to total loans at end of year	1.63%	1.29%	1.37%	1.34%	1.37%

Nonperforming assets by type:
Commercial, financial, and agricultural	$104,664	$32,610	$40,369	$27,882	$40,545
Commercial real estate	62,423	35,049	37,190	24,654	38,412
Real estate construction	90,048	39,837	32,079	15,805	7,245
Leasing	187	1,323	148	143	449

Total commercial	257,322	108,819	109,786	68,484	86,651
Home equity	31,035	16,209	10,044	9,072	8,102
Installment	7,155	3,881	3,365	5,147	4,110

Total retail	38,190	20,090	13,409	14,219	12,212
Residential mortgage	45,156	33,737	19,290	15,912	16,088

Total nonperforming loans	340,668	162,646	142,485	98,615	114,951
Commercial real estate owned	28,724	8,465	2,390	2,508	1,223
Residential real estate owned	15,178	10,308	6,382	4,175	2,563
Bank properties real estate owned	4,808	7,716	5,645	4,653	129

Other real estate owned	48,710	26,489	14,417	11,336	3,915

Total nonperforming assets	$389,378	$189,135	$156,902	$109,951	$118,866

Nonperforming loans were $341 million, $163 million, and $142 million at December 31, 2008, 2007, and 2006, respectively, reflecting in part the impact of the economy on the Corporation’s customers. The ratio of nonperforming loans to total loans at the end of 2008 was 2.09%, as compared to 1.05% and 0.96% at December 31, 2007 and 2006, respectively. The Corporation’s allowance for loan losses to nonperforming loans was 78% at year-end 2008, down from 123% at year-end 2007 and 143% at year-end 2006. Commercial nonperforming loans represented 76%, 67%, and 77% of total nonperforming loans at year-end 2008, 2007, and 2006, respectively, while consumer-related nonperforming loans (including residential mortgage and retail nonperforming loans) represented 24%, 33%, and 23%, respectively, for the same periods.

The time period starting in the second half of 2007 and continuing in 2008 was marked with general economic and industry declines with pervasive impact on consumer confidence, business and personal financial performance, and commercial and residential real estate markets. The increase in nonperforming loans was primarily due to the impact of declining property values, slower sales, longer holding periods, and rising costs (such as energy) brought on by deteriorating real estate conditions and the weakening economy, and was especially impacted by several larger individual credit relationships. As shown in Table 12, total nonperforming loans were up $178 million or 109% since year-end 2007, with commercial nonperforming loans up $148 million (primarily attributable to larger construction and other commercial credits in housing-related industries) and consumer-related nonperforming loans were up $30 million. Between 2007 and 2006, total nonperforming loans increased $20 million, with commercial nonperforming loans down $1 million, while consumer-related nonperforming loans increased $21 million. The 2008 addition of these larger commercial credit relationships was the primary cause for the decline in the ratio of the allowance for loan losses to nonperforming loans at December 31, 2008, to 78%. The Corporation’s estimate of the appropriate allowance for loan losses does not have a targeted reserve to nonperforming loan coverage ratio. However, management’s allowance methodology at December 31, 2008, including an impairment analysis on specifically identified commercial loans defined by the Corporation as impaired, incorporated the level of specific reserves for these larger commercial credit relationships, as well as other factors, in determining the overall adequacy of the allowance for loan losses.

The following table shows, for those loans accounted for on a nonaccrual basis and restructured loans for the years ended as indicated, the approximate gross interest that would have been recorded if the loans had been current in accordance with their original terms and the amount of interest income that was included in interest income for the period.

TABLE 13: Foregone Loan Interest

	Years Ended December 31,
	2008	2007	2006
	($ in Thousands)

Interest income in accordance with original terms	$32,499	$13,704	$13,683
Interest income recognized	(13,589)	(5,520)	(6,369)

Reduction in interest income	$18,910	$8,184	$7,314

Potential Problem Loans: The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the level of the allowance for loan losses. Potential problem loans are defined by management as certain loans bearing criticized loan risk ratings by management but that are not in nonperforming status; however, there are circumstances present to create doubt as to the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that the Corporation expects losses to occur, but that management recognized a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial loans covering a diverse range of businesses and are not concentrated in a particular industry. At December 31, 2008, potential problem loans totaled $938 million, compared to $546 million at December 31, 2007. The $392 million increase in potential problem loans since December 31, 2007, was primarily due to a $190 million increase in real estate construction and a $191 million increase in commercial, financial, and agricultural. The rise in and level of potential problem loans highlights management’s increased level of uncertainty of the pace at which a commercial credit may deteriorate, the duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by the Corporation’s customers and on underlying real estate values (residential and commercial).

Other Real Estate Owned: Other real estate owned increased to $48.7 million at December 31, 2008, compared to $26.5 million at December 31, 2007 and $14.4 million at December 31, 2006. The $22.2 million increase in other real estate owned during 2008 was predominantly due to a $20.2 million increase in commercial real estate (largely attributable to a $15.5 million housing-related commercial property, and other larger commercial foreclosures primarily across our core footprint) and a $4.9 million increase in residential real estate owned, partially offset by a $2.9 million decrease to bank premises no longer used for banking and reclassified into other real estate owned (including a $2.7 million reduction from the sale of a bank property). During 2007, the $12.1 million change in other real estate owned was due to a $6.1 million increase in commercial real estate owned (with $4.1 million attributable to 4 larger commercial foreclosures across our core footprint), a $3.9 million increase in residential real estate owned (largely attributable to a $1.9 million property), and a $2.1 million increase in bank properties no longer used for banking and reclassified into other real estate owned. Net losses on sales of other real estate owned were $2.4 million and $294,000 for 2008 and 2007, respectively, compared to net gains on sales of other real estate owned of $764,000 for 2006. Write-downs on other real estate owned were $4.6 million and $0.6 million for 2008 and 2007, respectively, while there were no write-downs on other real estate owned for 2006. Management actively seeks to ensure properties held are monitored to minimize the Corporation’s risk of loss.

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

At December 31, 2008, the total carrying value of investment securities was $5.3 billion, up $1.8 billion or 51.0% compared to December 31, 2007, and represented 22% of total assets, compared to 16% of total assets at December 31, 2007. The $1.8 billion increase in investment securities during 2008 was primarily attributable to the purchase of $1.7 billion of agency guaranteed mortgage-related securities during the fourth quarter of 2008. On average, the investment portfolio was $3.7 billion for 2008, up $0.2 billion compared to 2007, and represented 19% of average earning assets for both 2008 and 2007. The total carrying value of investment securities at December 31, 2006, was $3.4 billion and represented 16% of total assets.

TABLE 14: Investment Securities Portfolio

	At December 31,
	2008	% of Total	2007	% of Total	2006	% of Total
	($ in Thousands)

Investment Securities Available for Sale:
Amortized Cost:
U.S. Treasury securities	$4,985	<1%	$4,923	<1%	$28,258	1%
Federal agency securities	75,816	2	75,272	2	79,148	2
Obligations of state and political	913,216	17	964,616	27	910,290	27
subdivisions
Mortgage-related securities	4,032,784	76	2,224,198	63	2,137,556	62
Other securities (debt and equity)	264,275	5	259,393	8	283,185	8

Total amortized cost	$5,291,076	100%	$3,528,402	100%	$3,438,437	100%

Fair Value:
U.S. Treasury securities	$4,966	<1%	$4,936	<1%	$28,261	1%
Federal agency securities	77,010	2	75,676	2	78,706	2
Obligations of state and political	925,603	17	980,989	28	926,511	27
subdivisions
Mortgage-related securities	4,077,431	76	2,222,103	63	2,107,460	61
Other securities (debt and equity)	264,407	5	259,315	7	295,683	9

Total fair value and carrying value	$5,349,417	100%	$3,543,019	100%	$3,436,621	100%

Net unrealized holding gains / (losses)	$58,341		$14,617		$(1,816)

At December 31, 2008, the Corporation’s securities portfolio did not contain securities of any single issuer that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 10% of stockholders’ equity or approximately $288 million.

The Corporation recognized other-than temporary write-downs of $52.5 million during 2008, including a $31.1 million write-down on a non-agency mortgage-related security (to a $32.9 million remaining carrying value at December 31, 2008), a $13.2 million write-down on FHLMC and FNMA preferred stocks (to a $0.2 million combined carrying value at December 31, 2008), a $6.8 million write-down on trust preferred debt securities pools, and a $1.4 million write-down on four common equity securities. During 2007, the Corporation determined a common equity security to have an other-than-temporary impairment that resulted in a write-down of $0.9 million, while during 2006, the Corporation determined a preferred stock holding to have an other-than-temporary impairment that resulted in a write-down of $2.0 million (effectively reducing the carrying value of this preferred stock holding to zero). See Note 1, “Summary of Significant Accounting Policies,” and Note 3, “Investment Securities,” of the notes to consolidated financial statements for additional information.

Obligations of State and Political Subdivisions (Municipal Securities): At December 31, 2008 and 2007, municipal securities were $926 million and $981 million, respectively, and represented 17% and 28%, respectively, of total investment securities based on fair value. Municipal bond insurance company downgrades have resulted in credit downgrades in our municipal security holders; however, it has been determined that due to the nature of these obligations (general obligation, essential services, etc) it is highly likely we will be repaid in full. As of December 31, 2008, the municipal securities were trading at a net unrealized gain of approximately $12,000.

Mortgage-related Securities: At December 31, 2008 and 2007, mortgage-related securities (which include predominantly mortgage-backed securities and collateralized mortgage obligations (CMOs)) were $4.1 billion and $2.2 billion, respectively, and represented 76% and 63%, respectively, of total investment securities based on fair value. Of the $4.1 billion mortgage-related investment securities at December 31, 2008, $4.0 billion were agency guaranteed. The fair value of mortgage-related securities is subject to inherent risks based upon the future performance of the underlying collateral (i.e. mortgage loans) for these securities, such as prepayment risk and interest rate changes. The Corporation regularly assesses valuation and credit quality underlying these securities. As a result of these risks, and as noted above, the Corporation recorded a $31.1 million other-than-temporary write-down on one non-agency mortgage-related security during the fourth quarter of 2008.

Other Securities (Debt and Equity): At December 31, 2008 and 2007, other securities were $264.4 million and $259.3 million, respectively, and represented 5% and 7%, respectively, of total investment securities based on fair value. Other securities of $264.4 million at December 31, 2008, were comprised of Federal Reserve stock of $60.1 million, Federal Home Loan Bank (“FHLB”) stock of $145.9 million, and other securities of $58.4 million, while other securities of $259.3 million at December 31, 2007, were comprised of Federal Reserve stock of $60.0 million, FHLB stock of $124.4 million, and other securities of $74.9 million.

The Corporation is required to maintain Federal Reserve stock and FHLB stock as a member of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other tradable equity securities, their fair value is equal to amortized cost, and no other-than-temporary write-downs have been recorded on these securities during 2008, 2007, or 2006.

The FHLB of Chicago announced in October 2007 that it was under a consensual cease and desist order with its regulator, which among other things, restricts various future activities of the FHLB of Chicago. Such restrictions may limit or stop the FHLB from paying dividends or redeeming stock without prior approval. The FHLB of Chicago last paid a dividend in the third quarter of 2007. Associated Bank is a member of the FHLB Chicago. Accounting guidance indicates that an investor in FHLB Chicago capital stock should recognize impairment if it concludes that it is not probable that it will ultimately recover the par value of its shares. The decision of whether impairment exists is a matter of judgment that should reflect the investor’s view of FHLB Chicago’s long-term performance, which includes factors such as its operating performance, the severity and duration of declines in the market value of its net assets related to its capital stock amount, its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance, the impact of legislation and regulatory changes on FHLB Chicago, and accordingly, on the members of FHLB Chicago and its liquidity and funding position. After evaluating all of these considerations, the Corporation believes the cost of the investment will be recovered. Future evaluations of these factors could result in a different conclusion. See also section “Liquidity.”

As of December 31, 2008, other securities of $58.4 million included debt and equity securities of $49.4 million and $9.0 million, respectively, compared to debt and equity securities of $51.6 million and $23.3 million, respectively, for a total of $74.9 million at December 31, 2007. Debt securities include trust preferred debt securities pools, commercial paper, corporate bonds, and money market mutual funds, while equity securities include preferred and common equity securities. The continued negative sentiment toward banks due to numerous bank failures has resulted in depressed prices for the Corporation’s investments in bank trust preferred debt securities and $6.8 million in other-than-temporary write-downs during 2008. Likewise, the downturn in the economy has resulted in depressed prices for common equity securities resulting in write-downs of $1.4 million in 2008. All credit sensitive sectors in the investment portfolio, which include trust preferred securities pools and common equity securities, have been under severe credit and liquidity stress which has resulted in distressed prices and the risk of further write-downs.

TABLE 15: Investment Securities Portfolio Maturity Distribution (1) — At December 31, 2008

	Investment Securities Available for Sale - Maturity Distribution and Weighted Average Yield
									Mortgage-related
			After one but		After five but				and equity		Total		Total
	Within one year		within five years		within ten years		After ten years		securities		Amortized Cost		Fair Value

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount

	($ in Thousands)

U. S. Treasury securities	$4,985	2.53%	$—	—	$—	—	$—	—	$—	—	$4,985	2.53%	$4,966
Federal agency securities	27,704	3.34	48,112	4.58%	—	—	—	—	—	—	75,816	4.13	77,010
Obligations of states and
political subdivisions(2)	118,297	7.22	313,223	6.65	371,648	6.27%	110,048	6.00%	—	—	913,216	6.49	925,603
Other debt securities	41,882	1.04	1,750	4.43	200	4.00	5,920	6.61	—	—	49,752	1.83	49,395
Mortgage-related securities	—	—	—	—	—	—	—	—	4,032,784	5.14%	4,032,784	5.14	4,077,431
Other equity securities	—	—	—	—	—	—	—	—	214,523	1.69	214,523	1.69	215,012

Total amortized cost	$192,868	5.20%	$363,085	6.36%	$371,848	6.27%	$115,968	6.03%	$4,247,307	4.97%	$5,291,076	5.19%	$5,349,417

Total fair value and carrying value	$194,901		$372,588		$376,930		$112,555		$4,292,443				$5,349,417

(1)	Expected maturities will differ from contractual maturities, as borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

(2)	Yields on tax-exempt securities are computed on a taxable equivalent basis using a tax rate of 35% and have not been adjusted for certain disallowed interest deductions.

Deposits

Deposits are the Corporation’s largest source of funds. Selected period-end deposit information is detailed in Note 7, “Deposits,” of the notes to consolidated financial statements, including a maturity distribution of all time deposits at December 31, 2008. A maturity distribution of certificates of deposits and other time deposits of $100,000 or more at December 31, 2008 is shown in Table 17. Table 16 summarizes the distribution of average deposit balances. See also section “Liquidity.”

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

At December 31, 2008, deposits were $15.2 billion, up $1.2 billion or 8.5% from December 31, 2007, primarily affected by a $866 million increase in network transaction deposits (primarily included in money market deposits) and a $380 million increase in brokered certificates of deposit, offset partly by a $191 million decline in other time deposits. In general, since year-end 2007, interest-bearing demand and time deposits have declined, while higher-yielding money market and brokered certificates of deposit have increased, as customers were impacted by the difficult economy and related cash demands, as well as competition for alternative investments or customer deposit choices shifted to products with greater flexibility and interest-rate potential. As a result of the factors noted above, money market deposits grew to represent 32% of total deposits at December 31, 2008 (compared to 28% at year-end 2007) and brokered certificates of deposit increased to 5% of total deposits (versus 3% last year end), while interest-bearing demand deposits decreased to 12% of total deposits (compared to 14% at year-end 2007) and other time deposits declined to 26% of total deposits (versus 30% for the prior year end). Noninterest-bearing and savings deposits remained unchanged at 19% and 6% of total deposits, respectively, at year-end 2008 and 2007.

On average, deposits were $13.8 billion for 2008, up $0.1 billion or 0.5% over the average for 2007. Similar to that seen for period end deposits, the mix of average deposits was also impacted by the economy and shift in customer preferences, predominantly toward the product design and pricing features of money market deposits (up $0.5 billion on average between 2008 and 2007). For 2008 and 2007 as presented in Table 16, money market deposits grew to 30% of total average deposits for 2008, while other time deposits declined to 29% of total average deposits for 2008.

TABLE 16: Average Deposits Distribution

	2008		2007		2006
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	($ in Thousands)

Noninterest-bearing demand deposits	$2,446,613	18%	$2,376,009	17%	$2,349,948	17%
Interest-bearing demand deposits	1,752,991	13	1,844,274	13	1,997,355	15
Savings deposits	890,811	6	913,143	7	1,012,966	8
Money market deposits	4,231,678	30	3,752,199	27	3,324,362	24
Brokered certificates of deposit	532,805	4	515,705	4	550,925	4
Other time and certificates of deposit	3,957,174	29	4,340,473	32	4,388,147	32

Total deposits	$13,812,072	100%	$13,741,803	100%	$13,623,703	100%

TABLE 17: Maturity Distribution-Certificates of Deposit and Other Time Deposits of $100,000 or More

	December 31, 2008
			Total Certificates of
	Certificates	Other	Deposits and Other
	of Deposit	Time Deposits	Time Deposits

	($ in Thousands)

Three months or less	$519,822	$200,745	$720,567
Over three months through six months	192,299	129,542	321,841
Over six months through twelve months	236,663	67,417	304,080
Over twelve months	248,079	2,750	250,829

Total	$1,196,863	$400,454	$1,597,317

Other Funding Sources

Other funding sources, including short-term borrowings and long-term funding (“wholesale funding”), were $5.6 billion at December 31, 2008, up $0.5 billion from $5.1 billion at December 31, 2007, primarily in short-term borrowings. See also section “Liquidity.” Long-term funding at December 31, 2008, was $1.9 billion, relatively unchanged from December 31, 2007, with a shift in mix including an increase of $0.2 billion in long-term repurchase agreements and a $0.1 billion increase in long-term FHLB advances, offset by a $0.3 billion decrease in long-term bank notes. See Note 9, “Long-term Funding,” of the notes to consolidated financial statements for additional information on long-term funding.

Short-term borrowings are comprised primarily of Federal funds purchased; securities sold under agreements to repurchase; Federal Reserve discount window; short-term FHLB advances; commercial paper; and treasury, tax, and loan notes. Short-term borrowings at December 31, 2008 were $3.7 billion, $0.5 billion higher than December 31, 2007 (primarily short-term FHLB advances and Federal Reserve funds). The FHLB advances included in short-term borrowings are those with original contractual maturities of less than one year, while the Federal Reserve funds represent short-term borrowings through the Term Auction Facility. The treasury, tax, and loan notes are demand notes representing secured borrowings from the U.S. Treasury, collateralized by qualifying securities and loans. This funding program provides funds at the discretion of the U.S. Treasury that may be called at any time. Many short-term borrowings, particularly Federal funds purchased and securities sold under agreements to repurchase, are expected to be reissued and, therefore, do not represent an immediate need for cash. See Note 8, “Short-term Borrowings,” of the notes to consolidated financial statements for additional information on short-term borrowings, and Table 18 for specific disclosure required for major short-term borrowing categories.

TABLE 18: Short-Term Borrowings

	December 31,
	2008	2007	2006
	($ in Thousands)

Federal funds purchased and securities sold under agreements to repurchase:
Balance end of year	$1,590,738	$1,936,430	$1,313,786
Average amounts outstanding during year	2,330,426	1,847,789	2,185,067
Maximum month-end amounts outstanding	2,658,608	2,281,308	3,176,814
Average interest rates on amounts outstanding at end of year	1.02%	4.25%	5.01%
Average interest rates on amounts outstanding during year	2.20%	4.91%	4.85%

On average, wholesale funding was $5.7 billion for 2008, up $1.1 billion or 25.1% from 2007. The mix of wholesale funding continued to shift in 2008 from long-term borrowing instruments to short-term borrowing instruments, with average long-term funding decreasing to 28.3% of wholesale funding compared to 40.1% in 2007. Long-term funding was down $0.2 billion, on average, comprised primarily of decreases of $0.3 billion in long-term bank notes, partially offset by a $0.1 billion increase in long-term FHLB advances. Within the short-term borrowing categories, average Federal funds purchased and securities sold under agreements to repurchase increased $0.5 billion, while other short-term borrowing sources were up $0.8 billion (primarily Federal Reserve discount window).

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

Funds are available from a number of basic banking activity sources, primarily from the core deposit base and from loans and investment securities repayments and maturities. Additionally, liquidity is available from the sale of investment securities, lines of credit with major banks, the ability to acquire large, network, and brokered deposits, and the ability to securitize or package loans for sale. The Corporation regularly evaluates the creation of additional funding capacity based on market opportunities and conditions, as well as Corporate funding needs. The Corporation’s capital can be a source of funding and liquidity as well (see section “Capital”). The current volatility and disruptions in capital markets may impact the Corporation’s ability to access certain liquidity sources in the same manner as the Corporation had in the past.

The Corporation’s internal liquidity management framework includes measurement of several key elements, such as wholesale funding as a percent of total assets and liquid assets to short-term wholesale funding. Strong capital ratios, credit quality, and core earnings are essential to retaining high credit ratings and, consequently, cost-effective access to the wholesale funding markets. A downgrade or loss in credit ratings could have an impact on the Corporation’s ability to access wholesale funding at favorable interest rates. As a result, capital ratios, asset quality measurements, and profitability ratios are monitored on an ongoing basis as part of the liquidity management process. At December 31, 2008, the Corporation was in compliance with its internal liquidity objectives.

While core deposits and loan and investment securities repayments are principal sources of liquidity, funding diversification is another key element of liquidity management. Diversity is achieved by strategically varying depositor type, term, funding market, and instrument. As noted below, the Parent Company and its subsidiary bank are rated by Moody’s and Standard and Poor’s (S&P). These ratings, which have remained stable during 2008, along with the Corporation’s other ratings, provide opportunity for greater funding capacity and funding alternatives.

TABLE 19: Credit Ratings at December 31, 2008

	Moody’s	S&P

Bank short-term	P1	A2
Bank long-term	A1	A-
Corporation short-term	P1	A2
Corporation long-term	A2	BBB+
Subordinated debt long-term	A3	BBB

While dividends and service fees from subsidiaries and proceeds from issuance of capital are primary funding sources for the Parent Company, these sources could be limited or costly (such as by regulation or subject to the capital needs of its subsidiaries or by market appetite for bank holding company stock). Dividends received in cash from subsidiaries totaled $133 million in 2008, and at December 31, 2008, $50 million in additional dividends are available to be paid to the Parent Company by its subsidiaries without obtaining prior banking regulatory approval, subject to the capital needs of the bank. As discussed in Item 1, the subsidiary bank is subject to regulation and, among other things, may be limited in its ability to pay dividends or transfer funds to the Parent Company. On November 21, 2008, the Corporation sold 525,000 shares of Senior Preferred Stock to the UST pursuant to the CPP. While any Senior Preferred Stock is outstanding, the Corporation may pay dividends on common stock, provided that all accrued and unpaid dividends for all past dividend periods on the Senior Preferred Stock are fully paid. Prior to the third anniversary of the UST’s purchase of the Senior Preferred Stock, unless the Senior Preferred Stock has been redeemed or the UST has transferred all of the Senior Preferred Stock to third parties, the consent of the UST will be required for the Corporation to increase the common stock dividend from its current quarterly amount of $0.32 per share. Accordingly, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available for the payment of cash dividends to the shareholder or for other cash needs. The Corporation also has multiple funding sources that could be used to increase liquidity and provide additional financial flexibility. In addition, under the Parent Company’s $200 million commercial paper program, no commercial paper was outstanding and $200 million of commercial paper was available at December 31, 2008.

In December 2008, the Parent Company filed a “shelf” registration under which the Parent Company may offer any combination of the following securities, either separately or in units: trust preferred securities, debt securities, preferred stock, depositary shares, common stock, and warrants. In May 2002, $175 million of trust preferred securities were issued, bearing a 7.625% fixed coupon rate. In September 2008, the Parent Company issued $26 million in a subordinated note offering, bearing a 9.25% fixed coupon rate, 5-year no-call provision, and 10-year maturity. In August 2001, the Parent Company issued $200 million in a subordinated note offering, bearing a 6.75% fixed coupon rate and 10-year maturity.

In November 2008, under the CPP, the Corporation issued 525,000 shares of Senior Preferred Stock (with a par value of $1.00 per share and a liquidation preference of $1,000 per share) and a 10-year warrant to purchase approximately 4.0 million shares of common stock, for aggregate proceeds of $525 million. The allocated carrying value of the Senior Preferred Stock and common stock warrants on the date of issuance (based on their relative fair values) were $507.7 million and $17.3 million, respectively. Cumulative dividends on the Senior Preferred Stock are payable at 5% per annum for the first five years and at a rate of 9% per annum thereafter on the liquidation preference of $1,000 per share. The common stock warrants have a term of 10 years and are exercisable at any time, in whole or in part, at an exercise price of $19.77 per share (subject to certain anti-dilution adjustments).

A bank note program associated with Associated Bank was established during 2000. Under this program, short-term and long-term debt may be issued. As of December 31, 2008, no bank notes were outstanding and $225 million was available under the 2000 bank note program. A new bank note program was instituted during 2005, of which $2 billion was available at December 31, 2008. The 2005 bank note program will be utilized upon completion of the 2000 bank note program. Associated Bank has also established federal funds lines with major banks and the ability to borrow from the Federal Home Loan Bank ($2.7 billion was outstanding at December 31, 2008). Associated Bank also issues institutional certificates of deposit, network deposits, brokered certificates of deposit, and accepts Eurodollar deposits.

Investment securities are an important tool to the Corporation’s liquidity objective. As of December 31, 2008, all investment securities are classified as available for sale and are reported at fair value on the consolidated balance sheet. Of the $5.3 billion investment securities portfolio at December 31, 2008 (representing 22% of total assets), $3.4 billion was pledged to secure certain deposits or for other purposes as required or permitted by law, and $206 million of Federal Reserve and FHLB stock combined is “restricted” in nature and less liquid than other tradable equity securities (see section “Investment Securities Portfolio” and Note 3, “Investment Securities,” of the notes to consolidated financial statements). The majority of remaining securities could be pledged or sold to enhance liquidity, if necessary.

The FHLB of Chicago announced in October 2007 that it was under a consensual cease and desist order with its regulator, which among other things, restricts various future activities of the FHLB of Chicago. Such restrictions may stop the FHLB from redeeming stock without prior approval. The FHLB of Chicago last paid a dividend in the third quarter of 2007.

On November 21, 2008, the FDIC approved the final rule to provide short-term liquidity relief under the FDIC’s Temporary Liquidity Guarantee Program (TLGP). The TLGP has two components, the Transaction Account Guarantee Program, which provides full deposit insurance coverage for certain noninterest-bearing transaction deposit accounts and certain interest-bearing NOW transaction accounts, regardless of dollar amount, and the Debt Guarantee Program, which guarantees the payment of certain newly-issued senior unsecured debt issued by banks. Under the TLGP, Associated Bank is eligible to issue up to $2.7 billion of senior unsecured debt through the Debt Guarantee Program.

On December 5, 2008, the Corporation opted into both the Transaction Account Guarantee and the Debt Guarantee Programs, which is expected to increase future FDIC insurance costs and future interest expense (to the extent the Corporation participates in senior unsecured debt issuances).

As reflected in Table 21, the Corporation has various financial obligations, including contractual obligations and other commitments, which may require future cash payments. The time deposits with shorter maturities could imply near-term liquidity risk if such deposit balances do not rollover at maturity into new time or non-time deposits at the Corporation. However, the relatively short maturities in time deposits are not out of the ordinary to the Corporation’s historical experience of its customer base preference. As evidenced in Table 16, average other time and certificates of deposit were 29% of total average deposits for 2008, compared to 32% of total average deposits for both 2007 and 2006. Many short-term borrowings, also shown in Table 21, particularly Federal funds purchased and securities sold under agreements to repurchase, can be reissued and, therefore, do not represent an immediate need for cash. See additional discussion in sections, “Net Interest Income,” “Investment Securities Portfolio,” and “Interest Rate Risk,” and in Note 3, “Investment Securities,” of the notes to consolidated financial statements. As a financial services provider, the Corporation routinely enters into commitments to extend credit. While contractual obligations represent future cash requirements of the Corporation, a significant portion of commitments to extend credit may expire without being drawn upon.

For the year ended December 31, 2008, net cash provided by operating and financing activities was $438 million and $2.0 billion, respectively, while investing activities used net cash of $2.5 billion, for a net decrease in cash and cash equivalents of $16 million since year-end 2007. Generally, during 2008, net assets increased to $24.2 billion (up $2.6 billion or 12.0%) compared to year-end 2007, primarily in investment securities and loans. The increases in deposits and short-term borrowings, were predominantly used to fund the asset growth and to provide for the payment of cash dividends to the Corporation’s common stockholders. In addition, the Corporation issued preferred equity during the fourth quarter of 2008 which was also used to fund asset growth.

For the year ended December 31, 2007, net cash provided by operating and financing activities was $0.3 billion and $59 million, respectively, while investing activities used net cash of $0.2 billion, for a net increase in cash and cash equivalents of $0.1 billion since year-end 2006. Generally, during 2007, assets increased to $21.6 billion (up 3.5%) compared to year-end 2006. Wholesale funding and sales of other assets (primarily proceeds from the sales of $0.3 billion of residential mortgage loans, $32 million of student loans, and $18 million of mortgage servicing rights) were predominantly used to replenish the net decrease in deposits, finance the First National Bank acquisition, provide for common stock repurchases, and to pay cash dividends to the Corporation’s common stockholders.

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

The following table represents the Corporation’s consolidated static gap position as of December 31, 2008.

TABLE 20: Interest Rate Sensitivity Analysis

	December 31, 2008
	Interest Sensitivity Period
				Total Within
	0-90 Days	91-180 Days	181-365 Days	1 Year	Over 1 Year	Total

	($ in Thousands)

Earning assets:
Loans held for sale	$87,084	$—	$—	$87,084	$—	$87,084
Investment securities, at fair value	833,137	579,041	687,178	2,099,356	3,250,061	5,349,417
Loans	9,327,946	722,971	1,399,255	11,450,172	4,833,736	16,283,908
Other earning assets	37,390	—	—	37,390	—	37,390

Total earning assets	$10,285,557	$1,302,012	$2,086,433	$13,674,002	$8,083,797	$21,757,799

Interest-bearing liabilities:
Deposits(1)(2)	$3,716,110	$1,807,147	$2,759,422	$8,282,679	$6,082,581	$14,365,260
Other interest-bearing liabilities(2)	4,837,294	280,076	315,492	5,432,862	922,257	6,355,119
Interest rate swap	(400,000)	200,000	—	(200,000)	200,000	—

Total interest-bearing liabilities	$8,153,404	$2,287,223	$3,074,914	$13,515,541	$7,204,838	$20,720,379

Interest sensitivity gap	$2,132,153	$(985,211)	$(988,481)	$158,461	$878,959	$1,037,420
Cumulative interest sensitivity gap	$2,132,153	$1,146,942	$158,461
12 Month cumulative gap as a percentage of earning assets at December 31, 2008	9.8%	5.3%	0.7%

(1)	The interest rate sensitivity assumptions for demand deposits, savings accounts, money market accounts, and interest-bearing demand deposit accounts are based on current and historical experiences regarding portfolio retention and interest rate repricing behavior. Based on these experiences, a portion of these balances are considered to be long-term and fairly stable and are, therefore, included in the “Over 1 Year” category.

(2)	For analysis purposes, Brokered CDs of $790 million have been included with other interest-bearing liabilities and excluded from deposits.

The static gap analysis in Table 20 provides a representation of the Corporation’s earnings sensitivity to changes in interest rates. It is a static indicator that may not necessarily indicate the sensitivity of net interest income in a changing interest rate environment. As of December 31, 2008, the 12-month cumulative gap results were within the Corporation’s interest rate risk policy.

At December 31, 2007, the Corporation had an interest rate risk neutral position (meaning that the change in the repricing of assets nearly approximates the change in the repricing of liabilities, and thus, in falling or rising rate environments, a neutral sensitive bank will generally recognize approximately the same minor change in income). At December 31, 2008, the Corporation is in a more asset sensitive position than at year-end 2007, due to increased deposits and long-term funding issued for the increase in the investment portfolio during the fourth quarter of 2008. For 2009, the Corporation’s objective is to allow the interest rate profile to remain asset sensitive. However, the interest rate position is at risk to changes in other factors, such as the slope of the yield curve, competitive pricing pressures, changes in balance sheet mix from management action and/or from customer behavior relative to loan or deposit products. See also section “Net Interest Income.”

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

The resulting simulations for December 31, 2008, projected that net interest income would increase by approximately 2.1% if rates rose by a 100 bp shock. At December 31, 2007, the 100 bp shock up was projected to decrease net interest income by approximately 0.9%, and the 100 bp shock down was projected to decrease net interest income by approximately 0.4%. As of December 31, 2008, the simulation of earnings results were within the Corporation’s interest rate risk policy.

Economic value of equity: Economic value of equity is another tool used to measure the impact of interest rates on the value of assets, liabilities, and off-balance sheet financial instruments. This measurement is a longer-term analysis of interest rate risk as it evaluates every cash flow produced by the current balance sheet.

These results are based solely on immediate and sustained parallel changes in market rates and do not reflect the earnings sensitivity that may arise from other factors. These factors may include changes in the shape of the yield curve, the change in spread between key market rates, or accounting recognition of the impairment of certain intangibles. The above results are also considered to be conservative estimates due to the fact that no management action to mitigate potential income variances is included within the simulation process. This action could include, but would not be limited to, delaying an increase in deposit rates, extending liabilities, using financial derivative products to hedge interest rate risk, changing the pricing characteristics of loans, or changing the growth rate of certain assets and liabilities. As of December 31, 2008, the projected changes for the economic value of equity were within the Corporation’s interest rate risk policy.

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

To hedge against rising interest rates, the Corporation may use interest rate caps. Counterparties to these interest rate cap agreements pay the Corporation based on the notional amount and the difference between current rates and strike rates. To hedge against falling interest rates, the Corporation may use interest rate floors. Like caps, counterparties to interest rate floor agreements pay the Corporation based on the notional amount and the difference between current rates and strike rates. There were no outstanding caps or floors for asset/liability management at December 31, 2008.

Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities

Through the normal course of operations, the Corporation has entered into certain contractual obligations and other commitments, including but not limited to those most usually related to funding of operations through deposits or debt, commitments to extend credit, derivative contracts to assist management of interest rate exposure, and to a lesser degree leases for premises and equipment. Table 21 summarizes significant contractual obligations and other commitments at December 31, 2008, at those amounts contractually due to the recipient, including any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

Table 21: Contractual Obligations and Other Commitments

	Note	One Year	One to	Three to	Over
At December 31, 2008:	Reference	or Less	Three Years	Five Years	Five Years	Total

	($ in Thousands)

Time deposits	7	$3,664,484	$705,355	$360,763	$46,493	$4,777,095
Short-term borrowings	8	3,703,936	—	—	—	3,703,936
Long-term funding	9	707,519	909,612	162	244,354	1,861,647
Operating leases	6	11,764	19,270	13,324	14,751	59,109
Commitments to extend credit	14	3,831,627	1,037,257	465,260	59,141	5,393,285

Total		$11,919,330	$2,671,494	$839,509	$364,739	$15,795,072

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

The Corporation adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on January 1, 2007. As of December 31, 2008, the net liability for uncertain tax positions, including associated interest and penalties, was $27 million pursuant to FIN 48. This liability represents an estimate of tax positions that the Corporation has taken in its tax returns which may ultimately not be sustained upon examination by the tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability has been excluded from Table 21. See Note 13, “Income Taxes,” of the notes to consolidated financial statements for additional information and disclosure related to the adoption of FIN 48.

The Corporation may have a variety of financial transactions that, under generally accepted accounting principles, are either not recorded on the balance sheet or are recorded on the balance sheet in amounts that differ from the full contract or notional amounts.

The Corporation’s interest rate derivative contracts, under which the Corporation is required to either receive cash from or pay cash to counterparties depending on changes in interest rates applied to notional amounts, are carried at fair value on the consolidated balance sheet with the fair value representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In addition, with the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS 157”) in January 2008, the fair value measurement of interest rate derivative instruments also includes a nonperformance / credit risk component. Because neither the derivative assets and liabilities, nor their notional amounts, represent the amounts that may ultimately be paid under these contracts, they are not included in Table 21. Related to the Corporation’s mortgage derivatives, both of which are derivatives carried on the consolidated balance sheet at their fair value (see Note 15, “Derivative and Hedging Activities,” of the notes to consolidated financial statements), the Corporation had outstanding $508 million commitments to originate residential mortgage loans held for sale (included in Table 21 as part of commitments to extend credit) and forward commitments to sell $531 million of loans to various investors as of December 31, 2008. For further information and discussion of derivative contracts, see section “Interest Rate Risk,” and Note 1, “Summary of Significant Accounting Policies,” and Note 15, “Derivative and Hedging Activities,” of the notes to consolidated financial statements.

The Corporation does not have significant off-balance sheet arrangements such as the use of special-purpose entities or securitization trusts. Residential mortgage loans sold to others (i.e., the off-balance sheet loans underlying the mortgage servicing rights asset) are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are most often sold on a nonrecourse basis. The Corporation’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability, which if subsequently are untrue or breached, could require the Corporation to repurchase certain loans affected. There have been insignificant instances of repurchase under representations and warranties. To a much lesser degree, the Corporation may sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and/or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At December 31, 2008, there were approximately $77 million of residential mortgage loans sold with such recourse risk, upon which there have been insignificant instances of repurchase.

In October 2004, the Corporation acquired a thrift. Prior to the acquisition, this thrift retained a subordinate position to the FHLB in the credit risk on the underlying residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. After acquisition, the Corporation no longer delivered loans to the FHLB under this program. At December 31, 2008, there were $1.3 billion of such residential mortgage loans with credit risk recourse, upon which there have been negligible historical losses.

The Corporation also has standby letters of credit (guarantees for payment to third parties of specified amounts if customers fail to pay, carried on-balance sheet at an estimate of their fair value of $3.7 million) of $564 million, and commercial letters of credit (off-balance sheet commitments generally authorizing a third party to draw drafts on us up to a stated amount and typically having underlying goods shipments as collateral) of $21 million at December 31, 2008. As of December 31, 2008, the Corporation had a reserve for losses on unfunded commitments totaling $3.7 million, included in other liabilities on the consolidated balance sheets. Since most of these commitments, as well as commitments to extend credit, are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. See section, “Liquidity” and Note 14, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements for further information.

During the fourth quarter of 2007, Visa announced that it had reached a settlement regarding certain litigation with American Express totaling $2.1 billion. Visa also disclosed in its annual report filed during the fourth quarter of 2007, a $650 million liability related to pending litigation with Discover Financial Services (“Discover”), as well as potential additional exposure for similar pending litigation related to other lawsuits against Visa (for which Visa has not recorded a liability). As a result of the indemnification agreement established as part of Visa’s restructuring transactions in October 2007, banks with a membership interest, including the Corporation, have obligations to share in certain losses with Visa, including these litigation matters. Accordingly, during the fourth quarter of 2007, the Corporation recorded a $2.3 million reserve and a corresponding charge to other noninterest expense for unfavorable litigation losses related to Visa.

Visa matters during 2008 resulted in the Corporation recording a total gain of $5.2 million, which included a $3.2 million gain from the mandatory partial redemption of the Corporation’s Class B common stock in Visa Inc. related to Visa’s initial public offering which was completed during first quarter 2008 and a $2.0 million gain (including a $1.5 million gain in the first quarter of 2008 and a $0.5 million gain in the fourth quarter of 2008) and a corresponding receivable (included in other assets on the consolidated balance sheets) for the Corporation’s pro rata interest in the litigation escrow account established by Visa from which settlements of certain covered litigation will be paid (Visa may add to this over time through a defined process which may involve a further redemption of the Class B common stock). In addition, the Corporation has a zero basis (i.e., historical cost/carryover basis) in the shares of unredeemed Visa Class B common stock which are convertible with limitations into Visa Class A common stock based on a conversion rate that is subject to change in accordance with specified terms (including provision of Visa’s retrospective responsibility plan which provides that Class B stockholders will bear the financial impact of certain covered litigation) and no sooner than the longer of three years or resolution of covered litigation. On October 27, 2008, Visa publicly announced that it had agreed to settle litigation with Discover for $1.9 billion, which includes $1.7 billion from the escrow account created under Visa’s retrospective responsibility plan and that would affect the Corporation’s previously recorded liability estimate which was based on Visa’s original $650 million estimate for the Discover litigation. The Corporation’s pro rata share of approximately $0.5 million in this additional settlement amount was recognized through other noninterest expense in October 2008 (offsetting the $0.5 million gain recognized in the fourth quarter of 2008 noted above). In addition, based upon Visa’s revised liability estimated for Discover litigation, during the fourth quarter of 2008 the Corporation recorded a $0.5 million reduction in the reserve for litigation losses and a corresponding reduction in the Visa escrow receivable. At December 31, 2008, the remaining reserve for unfavorable litigation losses related to Visa was $2.3 million. For additional discussion of Visa matters see section “Noninterest Income,” and Note 14, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements.

Capital

Stockholders’ equity at December 31, 2008 was $2.9 billion, up $547 million compared to $2.3 billion at December 31, 2007. Stockholders’ equity is also described in Note 10, “Stockholders’ Equity,” of the notes to consolidated financial statements. The change in stockholders’ equity for 2008 was primarily composed of the retention of earnings, the issuance of senior preferred stock to the UST under the CPP, and the exercise of stock options, partially offset by decreases to stockholders’ equity from the payment of cash dividends and the repurchase of common stock. At December 31, 2008, stockholders’ equity included $55,000 of accumulated other comprehensive income compared to $2.5 million of accumulated other comprehensive loss at December 31, 2007. This change in accumulated other comprehensive income resulted primarily from the change in the unrealized gain/loss position, net of the tax effect, on securities available for sale (i.e., from net unrealized gains of $10 million at December 31, 2007, to net unrealized gains of $37 million at December 31, 2008), as well as a $17 million decline in accumulated other comprehensive income due to after-tax changes in the funded status of the Corporation’s defined benefit pension and postretirement obligations, and a $7 million unrealized loss on cash flow hedges, net of the tax effect. Stockholders’ equity to assets at December 31, 2008 was 11.89%, compared to 10.79% at the end of 2007.

TABLE 22: Capital

	At December 31,
	2008	2007	2006
	(In Thousands, except per share data)

Total stockholders’ equity	$2,876,503	$2,329,705	$2,245,493
Tier 1 capital	2,117,680	1,566,872	1,546,037
Total capital	2,446,597	1,888,346	1,955,035
Market capitalization	2,674,059	3,444,764	4,490,695

Book value per common share	$18.54	$18.32	$17.44
Cash dividends per common share	1.27	1.22	1.14
Stock price at end of period	20.93	27.09	34.88
Low closing price for the period	14.85	25.23	30.27
High closing price for the period	29.23	35.43	35.13

Total equity / assets	11.89%	10.79%	10.76%
Tier 1 leverage ratio	9.75	7.83	7.82
Tier 1 risk-based capital ratio	11.91	9.06	9.42
Total risk-based capital ratio	13.76	10.92	11.92

Common shares outstanding (period end)	127,762	127,160	128,747
Basic common shares outstanding (average)	127,501	127,408	132,006
Diluted common shares outstanding (average)	127,891	128,428	133,132

Common share repurchase activity:
Shares repurchased under all authorizations
during the period, including settlements(1)	—	3,920	8,025
Average per share cost of shares repurchased
during the period(1)	$—	$34.15	$32.83
Shares remaining to be repurchased under
outstanding block authorizations at the end of
the period	3,855	3,855	1,375

(1)	Does not include shares repurchased for minimum tax withholding settlements on equity compensation.

Cash dividends paid in 2008 were $1.27 per common share, compared with $1.22 per common share in 2007, an increase of 4.1%. Cash dividends per common share have increased at a 7.4% compounded rate during the past five years. For 2008, 97.7% of basic earnings per common share were paid out as cash dividends per common share (see Table 1).

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

The Corporation and its bank subsidiary continue to have a strong capital base. As of December 31, 2008 and 2007, the tier 1 risk-based capital ratios, total risk-based capital (tier 1 and tier 2) ratios, and tier 1 leverage ratios for the Corporation and its bank subsidiary were in excess of regulatory minimum requirements. It is management’s intent to exceed the minimum requisite capital levels. Regulatory capital ratios for the Corporation and its significant subsidiary are included in Note 18, “Regulatory Matters,” of the notes to consolidated financial statements.

The Board of Directors has authorized management to repurchase shares of the Corporation’s common stock to be made available for re-issuance in connection with the Corporation’s employee incentive plans and/or for other corporate purposes. For the Corporation’s employee incentive plans, the Board of Directors authorized the repurchase of up to 2.0 million shares per quarter, while under various actions, the Board of Directors authorized the repurchase of shares, not to exceed specified amounts of the Corporation’s outstanding shares per authorization (“block authorizations”).

During 2008, no shares were repurchased under the block authorizations. At December 31, 2008, approximately 3.9 million shares remain authorized to repurchase under the block authorizations. During 2007, under the block authorizations, the Corporation repurchased (and cancelled) 4.0 million shares of its outstanding common stock for approximately $134 million (or $33.47 on average per share) under two accelerated share repurchase agreements. In addition, the Corporation settled previously announced accelerated share repurchase agreements during 2007 by issuing shares. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities, and is subject to the restrictions under the CPP.

Under the CPP, prior to the third anniversary of the UST’s purchase of the Senior Preferred Stock (November 21, 2011), unless the Senior Preferred Stock has been redeemed or the UST has transferred all of the Senior Preferred Stock to third parties, the consent of the UST will be required for us to redeem, purchase or acquire any shares of our common stock or other capital stock or other equity securities of any kind, other than (i) redemptions, purchases or other acquisitions of the Senior Preferred Stock, (ii) redemptions, purchases or other acquisitions of shares of our common stock in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice and (iii) certain other redemptions, repurchases or other acquisitions as permitted under the CPP.

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

On October 14, 2008, the UST announced details of the CPP, whereby the UST makes direct equity investments into qualifying financial institutions in the form of senior preferred stock and common stock warrants providing an immediate influx of Tier 1 capital into the banking system. Participants must adopt the UST’s standards for executive compensation and corporate governance, for the period during which the UST holds equity issued under this program.

On November 21, 2008, the Corporation announced that it sold $525 million of Senior Preferred Stock and related Common Stock Warrants to the UST under the CPP.

Fourth Quarter 2008 Results

Net income available to common equity for fourth quarter 2008 was $13.6 million, $51.2 million or 79.0% lower than the $64.8 million earned in the fourth quarter of 2007. For fourth quarter 2008, basic and diluted earnings per common share was $0.11, compared to basic and diluted earnings per common share of $0.51, for the fourth quarter of 2007. See Table 23 for selected quarterly information.

Net interest income for fourth quarter 2008 of $192 million was $27.6 million higher than fourth quarter 2007 and taxable equivalent net interest income of $199 million was $27.3 million higher between the fourth quarter periods. Volume variances and changes in the mix of earning assets and interest-bearing liabilities increased taxable equivalent net interest income by $22.1 million and favorable rate changes resulted in a $5.2 million increase (as lower yields on earning assets decreased taxable equivalent interest income by $72.8 million, while lower costs on interest-bearing liabilities decreased interest expense by $78.0 million).

Average balance sheet changes between the comparable quarters were impacted by the preferred stock issuance of $525 million in November 2008 to the UST, and additional levering of the balance sheet along with steady loan growth. Average earning assets were $20.4 billion for fourth quarter 2008, an increase of $1.6 billion over fourth quarter 2007, with average loans up $1.0 billion and securities and short-term investments up $0.6 billion. The growth in average loans was comprised primarily of increases in home equity balances (up $0.6 billion) and commercial loans (up $0.4 billion). Average interest-bearing deposits were higher by $0.5 billion and noninterest-bearing demand deposits were higher by $0.1 billion between the fourth quarter periods. Average wholesale funding balances increased $0.7 billion between fourth quarter periods, the net of a $0.9 billion increase in short-term borrowings and a $0.2 billion decrease in long-term funding.

The Federal Reserve lowered rates by 175 bp during the last three months of 2008, resulting in an average Federal funds rate for fourth quarter 2008 of 1.06%, 346 bp less than the average rate of 4.52% for fourth quarter 2007. The net interest margin was 3.88% in the fourth quarter of 2008, 26 bp higher than the same quarter in 2007, the net result of a 25 bp decrease in contribution from net free funds (as lower rates on interest-bearing liabilities increased the value of net free funds) and a 51 bp increase in interest rate spread. The improvement in interest rate spread was a result of an 182 bp decrease in the cost of interest-bearing liabilities (to 2.00% in fourth quarter 2008) offset in large part by a 131 bp decrease in the yield on earning assets (to 5.57%). The decrease in earning asset yield in fourth quarter 2008 was attributable primarily to lower loan yields (down 156 bp, to 5.67%), showing significant declines in all loan categories given competitive pricing pressures in a declining rate environment. The 182 bp decrease in the cost of interest-bearing liabilities for the fourth quarter of 2008 consisted of lower rates on interest-bearing deposits (down 156 bp, as the lower rate environment was moderated by aggressive pricing to retain balances) and a more significant decline in wholesale funding costs (down 247 bp). The cost of short-term borrowings was down 339 bp, similar to the year-over-year decrease in average Federal funds rates, while the cost of long-term funding was down only 7 bp, as bank notes matured.

The provision for loan losses was $65.0 million for fourth quarter 2008 compared to $15.5 million for fourth quarter 2007, with fourth quarter 2008 provision exceeding net charge offs by $19.1 million and fourth quarter 2007 provision approximating net charge offs. Net charge offs were $45.9 million, representing 1.12% of average loans for fourth quarter 2008, versus $15.5 million, or 0.40% of average loans, for fourth quarter 2007. See sections, “Loans,” “Allowance for Loan Losses,” and “Nonperforming Loans, Potential Problem Loans, and Other Real Estate Owned” for additional discussion.

Noninterest income in fourth quarter 2008 was $41.1 million compared to $85.7 million in fourth quarter 2007. Excluding net gains (or losses) on the sales of assets and investment securities, noninterest income was minimally changed (up $2.0 million). Core fee-based revenues (as defined in Table 6) were higher by $3.4 million (5.4%), while all other noninterest income categories were down $1.5 million on a combined basis, due primarily to a $1.7 million decrease in net mortgage banking income.

Asset sales gains were lower by $12.1 million, as the fourth quarter of 2007 recorded $9.8 million in premium on the sale of $182 million of deposits and fixed asset gains of $1.8 million on the sale of bank branches. Net losses on investment securities were $35.3 million in the fourth quarter of 2008, comprised of other-than-temporary write-downs related to a non-agency mortgage-related security, preferred stock holdings of FHLMC and FNMA, and trust preferred debt securities pools, compared to net losses of $0.8 million in fourth quarter 2007, including a $0.9 million other-than-temporary impairment write-down on a common equity security.

Regarding core-fee based revenues in the fourth quarter of 2008: service charges on deposits accounts were higher by $5.1 million, principally due to higher fees for nonsufficient funds and overdrafts given rate increases, processing changes and higher business service charges; card-based and other nondeposit fees increased $0.2 million; trust service fees were down $2.5 million, impacted by market declines; and retail commission income was up $0.6 million. Net mortgage banking income was down $1.7 million between fourth quarter periods, with gross mortgage banking income up $3.3 million (primarily attributable to a $3.1 million favorable change in the fair value of the mortgage derivative) and mortgage servicing rights expense higher by $5.0 million (with fourth quarter 2008 including a $7.2 million addition to the valuation reserve compared to a $1.4 million addition to the valuation reserve for fourth quarter 2007, and $0.8 million lower base amortization).

Noninterest expense for the fourth quarter of 2008 was $149 million, $8.6 million or 6.2% higher than the fourth quarter of 2007, reflecting higher personnel and other employee expenses, and costs related to litigation, other real estate owned write-downs, loan collections and foreclosures, and a single fraud matter. Personnel expense increased by $0.9 million. This increase was due to a $4.9 million increase in salary expenses, due principally to higher base salaries and commissions (up $3.0 million or 6%, including annual merit increases), and a $4.0 million decrease in fringe benefit expenses, largely due to $3.7 million decrease in premium-based benefit costs. All other noninterest expenses combined were $7.7 million or 12.2% higher than the fourth quarter of 2007, including a $3.3 million increase in other real estate owned write-downs, $2.6 million for an alleged customer fraud matter, $0.8 million higher foreclosure-related and loan collection costs, $2.0 million higher legal and professional fees (mostly related to the Senior Preferred Stock issuance, increased foreclosure activities, and other corporation activities and projects) and $1.3 million higher occupancy expenses, offset by $1.8 million lower Visa litigation settlements. The efficiency ratio (as defined under the section, “Overview”) was 53.87% for the fourth quarter of 2008 compared to 56.78% for the fourth quarter of 2007.

Income tax expense was down $27.3 million between the comparable quarters, with an effective tax rate of 11.6% for the fourth quarter of 2008, down significantly from 31.3% for the fourth quarter of 2007. The decline in the effective tax rate was primarily due to the decrease in income before income taxes, as the level of permanent difference items (such as tax-exempt interest and dividends) while relatively consistent between years, had a proportionately greater impact on the effective tax rate based on lower pre-tax income.

TABLE 23: Selected Quarterly Financial Data

The following is selected financial data summarizing the results of operations for each quarter in the years ended December 31, 2008 and 2007:

	2008 Quarter Ended
	December 31	September 30	June 30	March 31

	(In Thousands, except per share data)

Interest income	$278,869	$271,376	$279,594	$296,870
Interest expense	87,087	104,859	106,862	131,753

Net interest income	191,782	166,517	172,732	165,117
Provision for loan losses	65,044	55,011	59,001	23,002
Investment securities losses	(35,298)	(13,585)	(718)	(2,940)
Income before income taxes	19,062	50,252	64,535	88,431
Net income available to common equity	13,609	37,769	47,359	66,465

Basic earnings per common share	$0.11	$0.30	$0.37	$0.52
Diluted earnings per common share	$0.11	$0.30	$0.37	$0.52
Basic weighted average common shares outstanding	127,717	127,553	127,433	127,298
Diluted weighted average common shares outstanding	127,944	127,711	127,964	127,825

	2007 Quarter Ended
	December 31	September 30	June 30	March 31

	(In Thousands, except per share data)

Interest income	$318,967	$324,608	$317,673	$314,464
Interest expense	154,748	161,535	160,198	155,418

Net interest income	164,219	163,073	157,475	159,046
Provision for loan losses	15,501	8,733	5,193	5,082
Investment securities gains (losses), net	(815)	1,879	6,075	1,035
Income before income taxes	94,289	105,251	111,126	108,528
Net income available to common equity	64,791	71,741	75,825	73,395

Basic earnings per common share	$0.51	$0.57	$0.59	$0.57
Diluted earnings per common share	$0.51	$0.56	$0.59	$0.57
Basic weighted average common shares outstanding	127,095	126,958	127,606	127,988
Diluted weighted average common shares outstanding	127,835	127,847	128,750	129,299

2007 Compared to 2006

The Corporation’s acquisition activity impacts financial results between 2007 and 2006, as 2007 includes seven months operating results of the First National Bank acquisition, while First National Bank had no impact on 2006. See also section, “Business Combinations,” and Note 2, “Business Combinations,” of the notes to consolidated financial statements.

For the year ended December 31, 2007, the Corporation recorded net income of $285.8 million, a decrease of $30.9 million or 9.8% from 2006. Basic earnings per share for 2007 were $2.24, a 6.7% decrease from 2006 basic earnings per share of $2.40. Earnings per diluted share were $2.23, a 6.3% decrease from 2006 diluted earnings per share of $2.38. Return on average assets was 1.38% for 2007 compared to 1.50% for 2006. Return on average equity was 12.68% and 13.89% for 2007 and 2006, respectively. Cash dividends of $1.22 per share paid in 2007 increased by 7.0% over 2006. Key factors behind these results are discussed below.

Taxable equivalent net interest income was $671.1 million for 2007, $24.7 million or 3.6% lower than 2006. Taxable equivalent interest income decreased $2.6 million, while interest expense increased by $22.1 million. As shown in Table 3, the $24.7 million decrease in taxable equivalent net interest income was a function of both unfavorable interest rate changes and unfavorable volume variances. Rate changes on earning assets increased interest income by $21.1 million, while changes in rates on interest-bearing liabilities raised interest expense by $41.1 million, for a net unfavorable rate impact of $20.0 million. The change in the mix and volume of earning assets reduced taxable equivalent net interest income by $23.7 million, while the reduction in and composition of interest-bearing liabilities reduced taxable equivalent net interest income by $19.0 million, for a net unfavorable volume impact of $4.7 million.

The net interest margin for 2007 was 3.60%, 2 bp lower than 3.62% in 2006. The 2 bp compression in net interest margin was attributable to a 7 bp decrease in interest rate spread (the net of a 27 bp increase in the cost of interest-bearing liabilities and a 20 bp increase in the yield on earning assets), partially offset by 5 bp higher contribution from net free funds (as higher rates on interest-bearing liabilities in 2007 increased the value of noninterest-bearing demand deposits, a principal component of net free funds).

Year-over-year changes in the average balance sheet were predominantly a function of the Corporation’s wholesale funding reduction strategy. In conjunction with this initiative (which began in fourth quarter 2005 and completed in third quarter 2006), cash from maturing or sold investments was not reinvested, but used to reduce wholesale funding and repurchase stock. As a result, average earning assets of $18.6 billion in 2007 were $0.6 billion (3%) lower than 2006, led by a $0.3 billion decrease in average securities and short-term investments. Average interest-bearing liabilities of $15.9 billion in 2007 were down $0.5 billion (3%) versus 2006, attributable to lower wholesale funding balances.

Total loans were $15.5 billion at December 31, 2007, an increase of $0.6 billion (4.3%) from December 31, 2006, with growth in commercial and home equity loans partially offset by declines in residential mortgage and installment loans. Total deposits at December 31, 2007, were $14.0 billion, down $0.3 billion (2.4%) from December 31, 2006, primarily affected by $224 million of branch deposits sold in the second half of 2007 and a $228 million decline in brokered CDs. In addition, the June 2007 acquisition of First National Bank added $0.3 billion to both total loans and total deposits.

Credit quality in 2007 was influenced by deteriorating real estate conditions and the impact of the economy on our customers, resulting in an increase in nonperforming loans and charge offs. Nonperforming loans were $163 million (representing 1.05% of total loans) at December 31, 2007, compared to $142 million (0.96% of total loans) at year-end 2006. Net charge offs were $40.4 million in 2007 (or 0.27% of average loans) compared to $19.0 million in 2006 (or 0.12% of average loans), led by the rise in commercial net charge offs. The provision for loan losses was $34.5 million and $19.1 million, respectively, for 2007 and 2006. At year-end 2007, the allowance for loan losses represented 1.29% of total loans (covering 123% of nonperforming loans), compared to 1.37% (covering 143% of nonperforming loans) at year-end 2006. See also sections “Provision for Loan Losses,” “Allowance for Loan Losses,” and “Nonperforming Loans, Potential Problem Loans, and Other Real Estate Owned.”

As shown in Table 6, noninterest income was $344.8 million for 2007, $49.3 million (16.7%) higher than 2006. Core fee-based revenues totaled $252.9 million for 2007, up 8.5% over $233.0 million for 2006, in part due to a combination of increased volumes and improved pricing. Net mortgage banking income was $22.8 million for 2007, compared to $14.8 million in 2006, with 2007 including gains of $8.6 million on bulk servicing sales and a $1.4 million valuation recovery, while 2006 included a $2.1 million unfavorable market valuation adjustment associated with the December 2006 transfer of $0.3 billion of residential mortgage loans to loans held for sale and a $2.3 million valuation recovery. BOLI income was $17.4 million, up $1.3 million from 2006, principally due to higher average BOLI balances between the years (up 9%). Other income was $28.0 million, up $1.4 million versus 2006, with small to moderate increases in various revenues, partially offset by a $1.2 million decline in net derivatives gains, as 2006 included an $0.8 million net gain on the termination of all swaps hedging long-term, fixed-rate commercial loans. Net asset sale and investment securities gains combined were $23.8 million for 2007, $18.8 million higher than 2006, predominantly from deposit premiums and fixed asset gains related to the 2007 branch deposit sales.

As shown in Table 7, noninterest expense was $534.9 million, up $38.7 million (7.8%) over 2006, impacted by generally rising costs. Personnel expense increased $20.0 million or 7.1% over 2006, with $17.6 million higher salary-related expenses (including merit increases between the years, higher expense for stock options and restricted stock, and higher performance-based bonuses) and $2.4 million higher fringe benefit expenses (primarily related to the increase in salary expense and higher 401k plan expense). All remaining noninterest expense categories on a combined basis increased $18.7 million or 8.8% over 2006. The efficiency ratio (as defined under the section “Overview”) was 53.92% for 2007 and 50.31% for 2006.

Income tax expense of $133.4 million was relatively unchanged (down $0.3 million) compared to 2006. The effective tax rate for 2007 was 31.8% compared to 29.6% for 2006. The increase in the effective tax rate was primarily due to the 2006 resolution of certain multi-jurisdictional tax issues and changes in exposure of uncertain tax positions, both resulting in the reduction of tax liabilities and income tax expense for 2006.

Subsequent Events

On January 28, 2009, the Board of Directors declared a $0.32 per common share dividend payable on February 17, 2009, to shareholders of record as of February 6, 2009. This cash dividend has not been reflected in the accompanying consolidated financial statements.

Future Accounting Pronouncements

Note 1, “Summary of Significant Accounting Policies,” of the notes to consolidated financial statements discusses new accounting policies adopted by the Corporation during 2008. The expected impact of accounting policies recently issued or proposed but not yet required to be adopted are discussed below. To the extent the adoption of new accounting standards materially affects the Corporation’s financial condition, results of operations, or liquidity, the impacts are discussed in the applicable sections of this financial review and the notes to consolidated financial statements.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts — An Interpretation of FASB Statement No. 60” (“SFAS 163”). This statement requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Expanded disclosures about financial guarantee insurance contracts are also required by this statement. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 31, 2008. The Corporation will adopt SFAS 163 at the beginning of 2009 as required, with no material impact on its results of operations, financial position and liquidity.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 requires noncontrolling interests to be treated as a separate component of equity, rather than a liability or other item outside of equity. This statement also requires the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the income statement. Changes in a parent’s ownership interest, as long as the parent retains a controlling financial interest, must be accounted for as equity transactions, and should a parent cease to have a controlling financial interest, SFAS 160 requires the parent to recognize a gain or loss in net income. Expanded disclosures in the consolidated financial statements are required by this statement and must clearly identify and distinguish between the interest of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is to be applied prospectively for fiscal years beginning on or after December 15, 2008, with the exception of presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Corporation will adopt SFAS 160 when required in 2009, with no material impact on its results of operations, financial position and liquidity.

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

In June 2008, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). This issue requires companies with (1) options or warrants on their own shares, including market-based employee stock option valuation instruments; (2) forward contracts on their own shares, including forward contracts entered into as part of an accelerated share repurchase program; and (3) convertible debt instruments and convertible preferred stock to evaluate whether an instrument (or embedded feature) is indexed to its own stock. In order to complete this evaluation, EITF 07-5 requires companies to use a two-step approach, in which companies must first evaluate any contingencies, and then evaluate the instrument’s settlement provisions. By meeting the requirements set forth in these two steps, an instrument will be considered indexed to its own stock and exempt from the application of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). EITF 07-5 also determined equity-linked financial instruments whose strike price is denominated in a currency other than the issuer’s functional currency is not considered indexed to its own stock. Further, employee stock option valuation instruments were determined to generally be accounted for as derivatives under SFAS 133. EITF 07-5 will be effective for fiscal years beginning after December 15, 2008. The Corporation will adopt EITF 07-5 at the beginning of 2009 as required, with no material impact on its results of operations, financial position and liquidity.

In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Transactions Are Participating Securities” (“FSP EITF 03-6-1”). The FASB determined in this FSP that all outstanding unvested share-based payment awards with rights to nonforfeitable dividends are considered participating securities. Because they are considered participating securities, FSP EITF 03-6-1 requires companies to apply the two-class method of computing basic and diluted EPS. This FSP is effective for fiscal years beginning after December 15, 2008. The Corporation will adopt FSP EITF 03-6-1 at the beginning of 2009 as required, with no expected material impact on its results of operations, financial position and liquidity.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This FSP amends the list of factors companies should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets.” In addition to the amendment of the list of factors that companies should consider, FSP 142-3 requires additional disclosures for recognized intangible assets to help financial statement users understand the extent to which expected future cash flows associated with intangible assets are affected by the company’s intent or ability to renew or extend the arrangement associated with the intangible asset. While the guidance on determining useful lives is only applicable to intangible assets acquired after the FSP’s effective date, the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and after, the FSP’s effective date. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Corporation will adopt FSP 142-3 in 2009 as required, with no expected material impact on its results of operations, financial position and liquidity.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item is set forth in Item 7 under the captions “Quantitative and Qualitative Disclosures about Market Risk” and “Interest Rate Risk.”

ITEM 8.	Financial Statements and Supplementary Data

ASSOCIATED BANC-CORP
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In Thousands,
	except share and per
	share data)

ASSETS
Cash and due from banks	$533,338	$553,031
Interest-bearing deposits in other financial institutions	12,649	11,671
Federal funds sold and securities purchased under agreements to resell	24,741	22,447
Investment securities available for sale, at fair value	5,349,417	3,543,019
Loans held for sale	87,084	94,441
Loans	16,283,908	15,516,252
Allowance for loan losses	(265,378)	(200,570)

Loans, net	16,018,530	15,315,682
Premises and equipment, net	190,942	197,446
Goodwill	929,168	929,168
Other intangible assets, net	80,165	92,220
Other assets	966,033	832,958

Total assets	$24,192,067	$21,592,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$2,814,079	$2,661,078
Interest-bearing deposits, excluding Brokered certificates of deposit	11,551,181	10,903,198
Brokered certificates of deposit	789,536	409,637

Total deposits	15,154,796	13,973,913
Short-term borrowings	3,703,936	3,226,787
Long-term funding	1,861,647	1,864,771
Accrued expenses and other liabilities	595,185	196,907

Total liabilities	21,315,564	19,262,378

Stockholders’ equity
Preferred equity	508,008	—
Common stock	1,281	1,278
Surplus	1,073,218	1,040,694
Retained earnings	1,293,941	1,305,136
Accumulated other comprehensive income (loss)	55	(2,498)
Treasury stock, at cost	—	(14,905)

Total stockholders’ equity	2,876,503	2,329,705

Total liabilities and stockholders’ equity	$24,192,067	$21,592,083

Preferred shares issued	525,000	—
Preferred shares authorized (par value $1.00 per share)	750,000	750,000
Common shares issued	128,116,669	127,753,608
Common shares authorized (par value $0.01 per share)	250,000,000	250,000,000
Treasury shares of common stock	—	428,910

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2008	2007	2006
	(In Thousands, except per share data)

INTEREST INCOME
Interest and fees on loans	$952,653	$1,111,919	$1,106,903
Interest and dividends on investment securities and deposits in other financial institutions:
Taxable	133,471	122,961	131,952
Tax-exempt	39,733	39,897	39,434
Interest on federal funds sold and securities purchased under agreements to resell	852	935	1,090

Total interest income	1,126,709	1,275,712	1,279,379

INTEREST EXPENSE
Interest on deposits	263,306	403,353	363,953
Interest on short-term borrowings	86,584	134,624	129,791
Interest on long-term funding	80,671	93,922	116,086

Total interest expense	430,561	631,899	609,830

NET INTEREST INCOME	696,148	643,813	669,549
Provision for loan losses	202,058	34,509	19,056

Net interest income after provision for loan losses	494,090	609,304	650,493

NONINTEREST INCOME
Trust service fees	38,420	42,629	37,484
Service charges on deposit accounts	118,368	101,042	91,593
Card-based and other nondeposit fees	48,540	47,558	42,661
Retail commissions	62,588	61,645	61,256
Mortgage banking, net	14,684	22,750	14,801
Bank owned life insurance income	19,804	17,419	16,155
Asset sale gains (losses), net	(1,668)	15,607	304
Investment securities gains (losses), net	(52,541)	8,174	4,722
Other	37,455	27,957	26,525

Total noninterest income	285,650	344,781	295,501

NONINTEREST EXPENSE
Personnel expense	309,478	303,428	283,431
Occupancy	50,461	46,659	43,825
Equipment	19,123	17,908	17,466
Data processing	30,451	31,690	31,451
Business development and advertising	21,400	19,785	16,857
Other intangible asset amortization expense	6,269	7,116	8,903
Legal and professional fees	14,566	11,841	12,723
Foreclosure/OREO expense	13,685	7,508	3,784
Other	92,027	88,956	77,775

Total noninterest expense	557,460	534,891	496,215

Income before income taxes	222,280	419,194	449,779
Income tax expense	53,828	133,442	133,134

Net income	$168,452	$285,752	$316,645
Preferred stock dividends and discount accretion	3,250	—	—

Net income available to common equity	$165,202	$285,752	$316,645

Earnings per common share:
Basic	$1.30	$2.24	$2.40
Diluted	$1.29	$2.23	$2.38
Average common shares outstanding:
Basic	127,501	127,408	132,006
Diluted	127,891	128,428	133,132

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC — CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

							Accumulated
							Other
	Preferred Equity		Common Stock			Retained	Comprehensive	Deferred	Treasury
	Shares	Amount	Shares	Amount	Surplus	Earnings	Income (Loss)	Compensation	Stock	Total
	(In Thousands, except per share data)

Balance, December 31, 2005	—	$—	135,697	$1,357	$1,301,004	$1,029,247	$(3,938)	$(2,081)	$(611)	$2,324,978
Comprehensive income:
Net income	—	—	—	—	—	316,645	—	—	—	316,645
Other comprehensive income	—	—	—	—	—	—	2,549	—	—	2,549

Comprehensive income										319,194

Adjustment for adoption of SFAS 158, net of tax	—	—	—	—	—	—	(15,064)	—	—	(15,064)
Cash dividends, $1.14 per share	—	—	—	—	—	(151,235)	—	—	—	(151,235)
Common stock issued:
Stock-based compensation plans, net	—	—	790	8	15,268	(4,945)	—	—	19,538	29,869
Purchase of common stock	—	—	(6,061)	(61)	(201,913)	—	—	—	(68,316)	(270,290)
Stock-based compensation, net	—	—	—	—	2,345	(54)	—	2,081	(561)	3,811
Tax benefit of stock options	—	—	—	—	4,230	—	—	—	—	4,230

Balance, December 31, 2006	—	$—	130,426	$1,304	$1,120,934	$1,189,658	$(16,453)	$—	$(49,950)	$2,245,493

Comprehensive income:
Net income	—	—	—	—	—	285,752	—	—	—	285,752
Other comprehensive income	—	—	—	—	—	—	13,955	—	—	13,955

Comprehensive income										299,707

Cash dividends, $1.22 per share	—	—	—	—	—	(155,809)	—	—	—	(155,809)
Common stock issued:
Business combinations	—	—	1,338	14	46,486	—	—	—	—	46,500
Stock-based compensation plans, net	—	—	—	—	1,092	(14,465)	—	—	35,045	21,672
Purchase of common stock	—	—	(4,011)	(40)	(133,820)	—	—	—	—	(133,860)
Stock-based compensation, net	—	—	—	—	4,189	—	—	—	—	4,189
Tax benefit of stock options	—	—	—	—	1,813	—	—	—	—	1,813

Balance, December 31, 2007	—	$—	127,753	$1,278	$1,040,694	$1,305,136	$(2,498)	$—	$(14,905)	$2,329,705

Adjustment for adoption of EITFs 06-4 and 06-10	—	—	—	—	—	(2,515)	—	—	—	(2,515)

Balance, January 1, 2008, as adjusted	—	$—	127,753	$1,278	$1,040,694	$1,302,621	$(2,498)	$—	$(14,905)	$2,327,190

Comprehensive income:
Net income	—	—	—	—	—	168,452	—	—	—	168,452
Other comprehensive income	—	—	—	—	—	—	2,553	—	—	2,553

Comprehensive income										171,005

Issuance of preferred stock	525	507,675	—	—	—	—	—	—	—	507,675
Issuance of common stock warrants	—	—	—	—	17,325	—	—	—	—	17,325
Accretion of preferred stock discount	—	333	—	—	—	(333)	—	—	—	—
Common stock issued:
Stock-based compensation plans, net	—	—	363	3	5,981	(11,535)	—	—	14,905	9,354
Cash dividends:
Common stock, $1.27 per share	—	—	—	—	—	(162,347)	—	—	—	(162,347)
Preferred stock	—	—	—	—	—	(2,917)	—	—	—	(2,917)
Stock-based compensation, net	—	—	—	—	6,988	—	—	—	—	6,988
Tax benefit of stock options	—	—	—	—	2,230	—	—	—	—	2,230

Balance, December 31, 2008	525	$508,008	128,116	$1,281	$1,073,218	$1,293,941	$55	$—	$—	$2,876,503

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007	2006
	($ in Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$168,452	$285,752	$316,645
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	202,058	34,509	19,056
Depreciation and amortization	28,941	24,826	24,165
Addition to (recovery of) valuation allowance on mortgage servicing rights, net	6,825	(1,350)	(2,313)
Amortization of mortgage servicing rights	16,057	18,067	20,400
Amortization of intangible assets	6,269	7,116	8,903
Amortization and accretion on earning assets, funding, and other, net	4,878	4,546	11,902
Deferred income taxes	(41,552)	9,466	19,636
Tax benefit from exercise of stock options	2,230	1,813	4,230
Excess tax benefit from stock-based compensation	(919)	(1,879)	(3,248)
(Gain) loss on sales of investment securities, net, and impairment writedowns	52,541	(8,174)	(4,722)
(Gain) loss on sales of assets, net	1,668	(15,607)	(304)
Gain on sales of loans held for sale and mortgage servicing rights, net	(17,726)	(18,492)	(8,513)
Mortgage loans originated and acquired for sale	(1,413,995)	(1,481,294)	(1,369,425)
Proceeds from sales of mortgage loans held for sale	1,416,617	1,452,848	1,349,068
(Increase) decrease in interest receivable	10,753	7,165	(6,415)
Decrease in interest payable	(7,435)	(7,512)	(2,825)
Net change in other assets and other liabilities	2,194	(20,423)	(46,080)

Net cash provided by operating activities	437,856	291,377	330,160

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(1,017,570)	(433,388)	(8,515)
Purchases of:
Investment securities	(2,709,851)	(1,461,690)	(1,020,279)
Premises, equipment, and software, net of disposals	(31,471)	(34,815)	(18,146)
Bank owned life insurance	—	(50,000)	(50,000)
Other assets	(9,233)	(13,905)	(8,682)
Proceeds from:
Sales of investment securities	3,550	66,239	754,091
Calls and maturities of investment securities	1,198,153	1,348,026	1,537,107
Sales of other assets	83,761	367,711	14,332
Net cash paid in business combination	—	(33,799)	—

Net cash provided by (used in) investing activities	(2,482,661)	(245,621)	1,199,908

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	1,180,882	(421,193)	742,982
Net cash paid in sales of branch deposits	—	(212,434)	—
Net increase (decrease) in short-term borrowings	477,149	1,172,102	(623,622)
Repayment of long-term funding	(528,395)	(813,000)	(1,775,378)
Proceeds from issuance of long-term funding	525,822	600,000	500,000
Proceeds from issuance of preferred stock and common stock warrants	525,000	—	—
Cash dividends	(162,347)	(155,809)	(151,235)
Proceeds from exercise of stock options	9,354	21,672	29,869
Purchase of common stock	—	(133,860)	(266,191)
Excess tax benefit from stock-based compensation	919	1,879	3,248

Net cash provided by (used in) financing activities	2,028,384	59,357	(1,540,327)

Net increase (decrease) in cash and cash equivalents	(16,421)	105,113	(10,259)
Cash and cash equivalents at beginning of year	587,149	482,036	492,295

Cash and cash equivalents at end of year	$570,728	$587,149	$482,036

Supplemental disclosures of cash flow information:
Cash paid for interest	$437,995	$639,411	$612,131
Cash paid for income taxes	85,952	127,868	122,427
Loans and bank premises transferred to other real estate owned	49,241	26,222	17,095
Transfers of loans to held for sale	—	—	299,967
Capitalized mortgage servicing rights	17,263	17,136	15,866
Business Combinations:
Fair value of assets acquired, including cash and cash equivalents	$—	$422,600	$—
Value ascribed to intangibles	—	64,341	—
Liabilities assumed	—	329,400	—

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007, and 2006

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

Investment Securities Available for Sale

At the time of purchase, investment securities are classified as available for sale, as management has the intent and ability to hold such securities for an indefinite period of time, but not necessarily to maturity. Any decision to sell investment securities available for sale would be based on various factors, including but not limited to asset/liability management strategies, changes in interest rates or prepayment risks, liquidity needs, or regulatory capital considerations. Investment securities available for sale are carried at fair value, with unrealized gains and losses, net of related deferred income taxes, included in stockholders’ equity as a separate component of other comprehensive income. Premiums and discounts are amortized or accreted into interest income over the estimated life (earlier of call date, maturity, or estimated life) of the related security, using a prospective method that approximates level yield. Declines in the fair value of investment securities available for sale that are deemed to be other-than-temporary are charged to earnings as a realized loss, and a new cost basis for the securities is established. In evaluating other-than-temporary impairment, management considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Realized securities gains or losses on securities sales (using specific identification method) and declines in value judged to be other-than-temporary are included in investment securities gains (losses), net, in the consolidated statements of income. See Note 3 for additional information on investment securities.

Loans

Loans and leases are carried at the principal amount outstanding, net of any unearned income. Loan origination fees and certain direct loan origination costs are deferred, and the net amount is amortized over the contractual life of the related loans or over the commitment period as an adjustment of yield.

Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectibility of principal or interest on loans, it is management’s practice to place such loans on a nonaccrual status immediately, rather than delaying such action until the loans become 90 days past due. Previously accrued and uncollected interest on such loans is reversed, amortization of related deferred loan fees or costs is suspended, and income is recorded only to the extent that interest payments are subsequently received in cash and a determination has been made that the principal balance of the loan is collectible. If collectibility of the principal is in doubt, payments received are applied to loan principal. A nonaccrual loan is returned to accrual status when the obligation has been brought current and the ultimate collectibility of the total contractual principal and interest is no longer in doubt. See Note 4 for additional information on loans.

Loans Held for Sale

Loans held for sale, which consist generally of current production of certain fixed-rate, first-lien residential mortgage loans, are carried at the lower of cost or estimated fair value as determined on an aggregate basis. The amount by which cost exceeds estimated fair value is accounted for as a market valuation adjustment to the carrying value of the loans. Changes, if any, in the market valuation adjustment are included in mortgage banking, net, in the consolidated statements of income. The carrying value of loans held for sale included a market valuation adjustment of $0.9 million at December 31, 2007, while no market valuation adjustment was necessary at December 31, 2008. Holding costs are treated as period costs.

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

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require that certain loan balances be charged off or downgraded into criticized loan categories when their credit evaluations differ from those of management based on their judgments about information available to them at the time of their examinations. See Note 4 for additional information on the allowance for loan losses.

Other Real Estate Owned

Other real estate owned is included in other assets in the consolidated balance sheets and is comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure, and loans classified as in-substance foreclosure. Other real estate owned is recorded at the lower of the recorded investment in the loan at the time of acquisition or the fair value of the underlying property collateral, less estimated selling costs. Any write-down in the carrying value of a property at the time of acquisition is charged to the allowance for loan losses. Any subsequent write-downs to reflect current fair market value, as well as gains and losses on disposition and revenues and expenses incurred in maintaining such properties, are treated as period costs. Other real estate owned also includes bank premises formerly but no longer used for banking. Banking premises are transferred at the lower of carrying value or estimated fair value, less estimated selling costs. Other real estate owned totaled $48.7 million and $26.5 million at December 31, 2008 and 2007, respectively.

Premises and Equipment and Software

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the related assets or the lease term. Maintenance and repairs are charged to expense as incurred, while additions or major improvements are capitalized and depreciated over the estimated useful lives. Estimated useful lives of the assets range predominantly as follows: 3 to 20 years for land improvements, 5 to 40 years for buildings, 3 to 5 years for computers, and 3 to 20 years for furniture, fixtures, and other equipment. Leasehold improvements are amortized on a straight-line basis over the lesser of the lease terms or the estimated useful lives of the improvements. Software, included in other assets in the consolidated balance sheets, is amortized on a straight-line basis over the lesser of the contract terms or the estimated useful life of the software. See Note 6 for additional information on premises and equipment.

Goodwill and Intangible Assets

Goodwill and Other Intangible Assets: The excess of the cost of an acquisition over the fair value of the net assets acquired consists primarily of goodwill, core deposit intangibles, and other identifiable intangibles (primarily related to customer relationships acquired). Core deposit intangibles have estimated finite lives and are amortized on an accelerated basis to expense over a 10-year period. The other intangibles have estimated finite lives and are amortized on an accelerated basis to expense over their weighted average life (a weighted average life of 14 years and 13 years for 2008 and 2007, respectively). The Corporation reviews long-lived assets and certain identifiable intangibles for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in which case an impairment charge would be recorded.

Goodwill is not amortized but is subject to impairment tests on at least an annual basis or earlier whenever an event occurs indicating that goodwill may be impaired. Any impairment of goodwill or other intangibles will be recognized as an expense in the period of impairment and such impairment could be material. The Corporation completes the annual goodwill impairment test by segment as of May 1 of each year and no impairment loss has been required. Note 5 includes a summary of the Corporation’s goodwill, core deposit intangibles, and other intangibles.

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

The Corporation periodically evaluates its mortgage servicing rights asset for impairment. Impairment is assessed based on fair value at each reporting date using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate). As mortgage interest rates rise, prepayment speeds are usually slower and the value of the mortgage servicing rights asset generally increases, requiring less valuation reserve. A valuation allowance is established, through a charge to earnings, to the extent the amortized cost of the mortgage servicing rights exceeds the estimated fair value by stratification. If it is later determined that all or a portion of the temporary impairment no longer exists for a stratification, the valuation is reduced through a recovery to earnings. An other-than-temporary impairment (i.e., recoverability is considered remote when considering interest rates and loan pay off activity) is recognized as a write-down of the mortgage servicing rights asset and the related valuation allowance (to the extent a valuation allowance is available) and then against earnings. A direct write-down permanently reduces the carrying value of the mortgage servicing rights asset and valuation allowance, precluding subsequent recoveries. See Note 5 for additional information on mortgage servicing rights.

Income Taxes

Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income taxes, which arise principally from temporary differences between the period in which certain income and expenses are recognized for financial accounting purposes and the period in which they affect taxable income, are included in the amounts provided for income taxes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies which will create taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and, if necessary, tax planning strategies in making this assessment.

The Corporation files a consolidated federal income tax return and individual or consolidated state income tax returns. Accordingly, amounts equal to tax benefits of those subsidiaries having taxable federal losses or credits are offset by other subsidiaries that incur federal tax liabilities.

It is the Corporation’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2008 and 2007, the Corporation believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Corporation prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the Corporation’s effective tax rate in a given financial statement period may be effected. See Note 13 for additional information on income taxes.

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

The Corporation measures the effectiveness of its hedges, where applicable, at inception and each quarter on an on-going basis. For a fair value hedge, the cumulative change in the fair value of the hedge instrument attributable to the risk being hedged versus the cumulative fair value change of the hedged item attributable to the risk being hedged is considered to be the “ineffective” portion, which is recorded as an increase or decrease in the related income statement classification of the item being hedged (i.e., net interest income). For a cash flow hedge, the ineffective portions of changes in the fair value are recognized immediately in the related income statement account. See Note 15 for additional information on derivative financial instruments and hedging activities.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). According to SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability by establishing a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value measurements must then be disclosed separately by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Corporation adopted SFAS 157 as required at the beginning of 2008, with no material impact at adoption on its results of operations, financial position, and liquidity. Relative to SFAS 157, in February 2008, the FASB issued FASB Staff Positions (“FSP”) No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” (“FSP 157-1”) which removed leasing transactions accounted for under Statement 13 from the scope of SFAS 157, and FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” (“FSP 157-2”), which delays the effective date of SFAS 157 for all nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active, and applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS 157. It amends SFAS 157 by including an illustrative example, which provides guidance in determining the fair value of a financial asset when the market for that asset is not active. FSP 157-3 is effective upon issuance, and includes prior periods for which financial statements have not been issued. The Corporation adopted FSP 157-3 for third quarter 2008 with no material impact on its results of operations, financial position, and liquidity. See Note 17 for additional disclosures.

In January 2009, the FASB issued FSP Emerging Issues Task Force (“EITF”) 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF 99-20-1). This FSP amends the impairment (and related interest income measurement) guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interest and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) to achieve more consistent determination of whether an other-than-temporary impairment has occurred for debt securities classified as available-for-sale or held-to-maturity. FSP EITF 99-20-1 aligns itself more closely with the requirements of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as it no longer requires exclusive reliance on market participant assumptions regarding future cash flows. Instead, companies with securities that qualify under the requirements of EITF 99-20 are permitted to use management judgment regarding the probability of collecting all cash flows along with market participant data in making other-than-temporary impairment determinations. FSP EITF 99-20-1 is effective for the first interim or annual reporting period ending after December 15, 2008. The Corporation adopted FSP FAS EITF 99-20-1, as required, in the fourth quarter of 2008 with no material impact on its results of operations, financial position, and liquidity.

In December 2008, the FASB issued FSP No. 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”). The objective of this FSP is to provide financial statement users with more information on a transferor’s continuing involvement with transfers of financial assets and public companies’ involvement with variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 also requires disclosures by public companies that (a) sponsor a qualifying special-purpose entity (“SPE”) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) service a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. FSP FAS 140-4 and FIN 46(R)-8 is effective for the first interim or annual reporting period ending after December 15, 2008. The Corporation adopted FSP FAS 140-4 and FIN 46(R)-8, as required, in the fourth quarter of 2008 with no material impact on its results of operations, financial position, and liquidity.

In September 2008, the FASB issued FSP No. 133-1 and Financial Interpretation (“FIN”) 45-4, “Disclosures about Credit Derivatives and certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1 and FIN 45-4”). The intention of this FSP is to enhance disclosures about credit derivatives by requiring additional information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. It amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indebtedness to Others,” by requiring disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments, as well as disclosures about the current status of the payment/performance risk of a guarantee. FSP FAS 133-1 and FIN 45-4 clarifies the disclosures required by Statement 161 should be provided for any reporting period beginning after November 15, 2008. This FSP is effective for annual or interim reporting periods ending after November 15, 2008. The Corporation adopted FSP FAS 133-1 and FIN 45-4, as required, in the fourth quarter of 2008 with no material impact on its results of operations, financial position, and liquidity.

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

Completed Business Combinations:

First National Bank of Hudson (“First National Bank”): On June 1, 2007, the Corporation consummated its acquisition of 100% of the outstanding shares of First National Bank, a $0.4 billion community bank headquartered in Woodbury, Minnesota. The consummation of the transaction included the issuance of approximately 1.3 million shares of common stock and $46.5 million in cash. With the addition of First National Bank’s eight locations, the Corporation expanded its presence in the Greater Twin Cities area. At acquisition, First National Bank added approximately $0.3 billion to both loans and deposits. In June 2007, the Corporation also completed its conversion of First National Bank onto its centralized operating systems and merged it into its banking subsidiary, Associated Bank, National Association (“Associated Bank”).

The acquisition was immaterial to the Corporation’s consolidated financial results. Goodwill of approximately $58 million (of which, all is deductible for income taxes) and a core deposit intangible of approximately $4 million (with a ten-year estimated life) recognized in the transaction at acquisition were assigned to the banking segment.

NOTE 3	INVESTMENT SECURITIES:

The amortized cost and fair values of securities available for sale at December 31, 2008 and 2007, were as follows:

	2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	($ in Thousands)

U. S. Treasury securities	$4,985	$10	$(29)	$4,966
Federal agency securities	75,816	1,195	(1)	77,010
Obligations of state and political subdivisions	913,216	16,581	(4,194)	925,603
Mortgage-related securities	4,032,784	54,128	(9,481)	4,077,431
Other securities (debt and equity)	264,275	639	(507)	264,407

Total securities available for sale	$5,291,076	$72,553	$(14,212)	$5,349,417

	2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	($ in Thousands)

U. S. Treasury securities	$4,923	$17	$(4)	$4,936
Federal agency securities	75,272	416	(12)	75,676
Obligations of state and political subdivisions	964,616	16,722	(349)	980,989
Mortgage-related securities	2,224,198	9,060	(11,155)	2,222,103
Other securities (debt and equity)	259,393	1,993	(2,071)	259,315

Total securities available for sale	$3,528,402	$28,208	$(13,591)	$3,543,019

The amortized cost and fair values of investment securities available for sale at December 31, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2008
	Amortized	Fair
	Cost	Value

	($ in Thousands)

Due in one year or less	$192,868	$194,901
Due after one year through five years	363,085	372,588
Due after five years through ten years	371,848	376,930
Due after ten years	115,968	112,555

Total debt securities	1,043,769	1,056,974
Mortgage-related securities	4,032,784	4,077,431
Equity securities	214,523	215,012

Total securities available for sale	$5,291,076	$5,349,417

Federal Reserve stock ($60.1 million and $60.0 million at year end 2008 and 2007, respectively) and Federal Home Loan Bank (“FHLB”) stock ($145.9 million and $124.4 million at year end 2008 and 2007, respectively) are included in other equity securities. The Corporation is required to maintain these equity securities as a member of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other tradable equity securities, their fair value is equal to amortized cost, and no other-than-temporary write-downs have been recorded during 2008, 2007, or 2006.

The FHLB of Chicago announced in October 2007 that it was under a consensual cease and desist order with its regulator, which among other things, restricts various future activities of the FHLB of Chicago. Such restrictions may limit or stop the FHLB from paying dividends or redeeming stock without prior approval. The FHLB of Chicago last paid a dividend in the third quarter of 2007. Based on an evaluation of this investment as of December 31, 2008, the Corporation believes the cost of the investment will be recovered.

Investment securities losses of $52.5 million for 2008 were attributable to other-than-temporary write-downs on the Corporation’s holdings of various investment securities, including mortgage-related, debt, and equity securities. For 2007, the Corporation recognized gross gains of $9.1 million on sales of equity securities and a $0.9 million other-than-temporary write-down on a common equity security, while for 2006, in conjunction with the Corporation’s wholesale funding reduction initiative, the Corporation recognized gross gains of $22.6 million on the sales of equity securities and gross losses of $17.8 million, comprised of $15.8 million securities sales losses and a $2.0 million other-than-temporary impairment write-down.

Total proceeds and gross realized gains and losses from sales of investment securities available for sale (with other-than-temporary write-downs on securities included in gross losses) for each of the three years ended December 31 were:

	2008	2007	2006

	($ in Thousands)

Gross gains	$5	$9,081	$22,569
Gross losses	(52,546)	(907)	(17,847)

Investment securities gains, net	$(52,541)	$8,174	$4,722
Proceeds from sales of investment securities available for sale	3,550	66,239	754,091

Pledged securities with a carrying value of approximately $3.4 billion and $2.2 billion at December 31, 2008, and December 31, 2007, respectively, were pledged to secure certain deposits, FHLB advances, or for other purposes as required or permitted by law.

The following represents gross unrealized losses and the related fair value of investment securities available for sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at December 31, 2008.

	Less than 12 months		12 months or more		Total

	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value

	($ in Thousands)

December 31, 2008:
U. S. Treasury securities	$(29)	$3,960	$—	$—	$(29)	$3,960
Federal agency securities	—	—	(1)	52	(1)	52
Obligations of state and political subdivisions (municipal securities)	(3,645)	128,571	(549)	21,752	(4,194)	150,323
Mortgage-related securities	(2,240)	268,626	(7,241)	140,021	(9,481)	408,647
Other securities (debt and equity)	(445)	3,798	(62)	206	(507)	4,004

Total	$(6,359)	$404,955	$(7,853)	$162,031	$(14,212)	$566,986

The Corporation continues to monitor its exposure to other-than-temporary impairment that may result due to adverse economic conditions currently being experienced. Based on the Corporation’s evaluation, management does not believe any individual unrealized loss at December 31, 2008 represents an other-than-temporary impairment as these unrealized losses are primarily attributable to changes in interest rates and the current volatile market conditions, and not credit deterioration. At December 31, 2008, the number of investment securities in an unrealized loss position for less than 12 months for municipal and mortgage-related securities was 278 and 130, respectively. For investment securities in an unrealized loss position for 12 months or more, the number of individual securities in the municipal and mortgage-related categories was 41 and 55, respectively. The unrealized losses reported for mortgage-related securities relate to non-agency backed collateralized mortgage obligations as well as mortgage-backed securities issued by government agencies such as the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). The Corporation currently has both the intent and ability to hold the securities contained in the previous table for a time necessary to recover the amortized cost.

During 2008, the Corporation owned certain mortgage-related, debt (trust preferred) and equity (common and preferred stock) securities that were determined to be other-than-temporarily impaired, resulting in $52.5 million of write-downs against earnings. The write-downs recognized in 2008 included $31.1 million on a non-agency mortgage-related security, $13.2 million related to the FHLMC and FNMA preferred stock securities, a $6.8 million write-down on trust preferred debt securities pools, and $1.4 million on common equity securities. At December 31, 2008, the remaining carrying values of the specific securities with other-than-temporary write-downs were $32.9 million for the non-agency mortgage-related security, $0.2 million for the FHLMC and FNMA preferred stock securities combined, $3.9 million for the trust preferred debt securities pools, and $0.4 million for the common equity securities. During 2007, a common equity security was determined to have an other-than-temporary impairment that resulted in a write-down on the security of $0.9 million.

The write-down on the mortgage-related security is attributable to a single bond security. This bond is comprised of large fixed-rate, 30-year amortizing mortgages. In consideration of a significant decline in the market value of this bond during the fourth quarter of 2008, as well as expectations of future principal and interest cash flows and the business and economic environment, other-than-temporary impairment was recorded. Of the remaining $4.1 billion of mortgage-related securities held at December 31, 2008, $4.0 billion are agency insured, and the vast majority of the remainder are seasoned.

The write-downs of the FHLMC and FNMA preferred stock securities resulted from action taken by the U.S. Treasury Department and Federal Housing Finance Authority to place FHLMC and FNMA into conservatorship during the third quarter of 2008. Part of this action was to capitalize both FHLMC and FNMA via a $100 billion contribution by the U.S. Treasury Department, in exchange for senior ranking preferred stock. This new preferred stock is the only class of shares eligible for dividend payment during the conservatorship, thereby eliminating dividend payments for the preferred stock securities held by the Corporation. Announcement of the provisions of the conservatorship triggered an immediate and significant decline in value for current preferred stock shareholders of FHLMC and FNMA, and the Corporation determined an other-than-temporary impairment write-down was necessary.

For comparative purposes, the following represents gross unrealized losses and the related fair value of investment securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007, respectively.

	Less than 12 months		12 months or more		Total

	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value

			($ in Thousands)

December 31, 2007:
U. S. Treasury securities	$(4)	$3,944	$—	$—	$(4)	$3,944
Federal agency securities	(1)	15,161	(11)	6,893	(12)	22,054
Obligations of state and political subdivisions	(125)	22,957	(224)	42,547	(349)	65,504
Mortgage-related securities	(82)	61,962	(11,073)	1,193,144	(11,155)	1,255,106
Other securities (debt and equity)	(2,039)	13,686	(32)	6,296	(2,071)	19,982

Total	$(2,251)	$117,710	$(11,340)	$1,248,880	$(13,591)	$1,366,590

NOTE 4	LOANS:

Loans at December 31 are summarized below.

	2008	2007
	($ in Thousands)

Commercial, financial, and agricultural	$4,388,691	$4,281,091
Commercial real estate	3,566,551	3,635,365
Real estate construction	2,260,888	2,260,766
Lease financing	122,113	108,794

Commercial	10,338,243	10,286,016
Home equity	2,883,317	2,269,122
Installment	827,303	841,136

Retail	3,710,620	3,110,258
Residential mortgage	2,235,045	2,119,978

Total loans	$16,283,908	$15,516,252

A summary of the changes in the allowance for loan losses for the years indicated is as follows:

	2008	2007	2006
	($ in Thousands)

Balance at beginning of year	$200,570	$203,481	$203,404
Balance related to acquisition	—	2,991	—
Provision for loan losses	202,058	34,509	19,056
Charge offs	(145,826)	(47,249)	(30,507)
Recoveries	8,576	6,838	11,528

Net charge offs	(137,250)	(40,411)	(18,979)

Balance at end of year	$265,378	$200,570	$203,481

The following table presents nonperforming loans at December 31:

	2008	2007
	($ in Thousands)

Nonaccrual loans	$326,857	$152,528
Accruing loans past due 90 days or more	13,811	10,118

Total nonperforming loans	$340,668	$162,646

Management has determined that specific commercial and consumer loan relationships that have nonaccrual status or have had their terms restructured in a troubled debt restructuring are impaired loans. The following table presents data on impaired loans at December 31:

	2008	2007
	($ in Thousands)

Impaired loans for which a valuation allowance has been provided	$120,830	$64,880
Impaired loans for which no valuation allowance has been provided	152,324	47,758

Total loans determined to be impaired	$273,154	$112,638

Allowance for loan losses related to impaired loans	$51,511	$32,823

	2008	2007	2006
	($ in Thousands)

For the years ended December 31:
Average recorded investment in impaired loans	$204,054	$126,355	$95,299

Cash basis interest income recognized from impaired loans	$12,093	$4,432	$5,692

The Corporation has granted loans to their directors, executive officers, or their related interests. These loans were made on substantially the same terms, including rates and collateral, as those prevailing at the time for comparable transactions with other unrelated customers, and do not involve more than a normal risk of collection. These loans to related parties are summarized as follows:

2008
($ in Thousands)

Balance at beginning of year	$33,192
New loans	45,909
Repayments	(21,056)
Changes due to status of executive officers and directors	(176)

Balance at end of year	$57,869

The Corporation serves the credit needs of its customers by offering a wide variety of loan programs to customers, primarily in our core footprint. The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to multiple numbers of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2008, no significant concentrations existed in the Corporation’s loan portfolio in excess of 10% of total loans.

NOTE 5	GOODWILL AND INTANGIBLE ASSETS:

Goodwill: Goodwill is not amortized, but is subject to impairment tests on at least an annual basis. The Corporation conducts its impairment testing annually in May and no impairment loss was necessary in 2008, 2007, or 2006. For 2009, depending on market conditions, economic forecasts, results of operations, and other factors, the goodwill impairment analysis will require additional review of assumptions and outcomes. In addition, depending on market conditions, the goodwill impairment analysis may need to be prepared more frequently in the future. At December 31, 2008, goodwill of $907 million is assigned to the banking segment and goodwill of $22 million is assigned to the wealth management segment. The $58 million increase to goodwill during 2007 was attributable to the June 2007 acquisition of First National Bank. The $6 million reduction to goodwill during 2006 resulted from a $4 million adjustment attributable to finalizing the dissolution of an employee stock ownership plan acquired with a financial services company in October 2005 and a $2 million adjustment to tax liabilities related to the Corporation’s acquisition of a thrift in October 2004. The change in the carrying amount of goodwill was as follows.

Goodwill	2008	2007	2006
	($ in Thousands)

Balance at beginning of year	$929,168	$871,629	$877,680
Goodwill acquired, net of adjustments	—	57,539	(6,051)

Balance at end of year	$929,168	$929,168	$871,629

Other Intangible Assets: The Corporation has other intangible assets that are amortized, consisting of core deposit intangibles, other intangibles (primarily related to customer relationships acquired in connection with the Corporation’s insurance agency acquisitions), and mortgage servicing rights. The core deposit intangibles and mortgage servicing rights are assigned to the Corporation’s banking segment, while the other intangibles are assigned to the wealth management segment as of December 31, 2008.

For core deposit intangibles and other intangibles, changes in the gross carrying amount, accumulated amortization, and net book value were as follows. The $0.2 million deduction during 2008 was attributable to the write-off of unamortized customer list intangible related to the sale of third party administration business contracts. The $4 million increase to core deposit intangibles during 2007 was attributable to the June 2007 acquisition of First National Bank, while the $1 million increase to other intangibles was attributable to the value of check processing contracts purchased in June 2007.

	2008	2007	2006
	($ in Thousands)

Core deposit intangibles:
Gross carrying amount	$47,748	$47,748	$43,363
Accumulated amortization	(25,165)	(20,580)	(15,698)

Net book value	$22,583	$27,168	$27,665

Additions during the year	$—	$4,385	$—
Amortization during the year	4,585	4,882	5,190
Other intangibles:(1)
Gross carrying amount	$20,433	$22,370	$26,348
Accumulated amortization	(8,419)	(8,505)	(11,399)

Net book value	$12,014	$13,865	$14,949

Additions during the year	$—	$1,150	$—
Deductions during the year	167	—	—
Amortization during the year	1,684	2,234	3,713

(1)	Other intangibles of $1.8 million were fully amortized during 2007 and have been removed from both the gross carrying amount and the accumulated amortization for 2008. Other intangibles of $5.1 million were fully amortized during 2006 and have been removed from both the gross carrying amount and the accumulated amortization for 2007.

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

The Corporation periodically evaluates its mortgage servicing rights asset for impairment. Impairment is assessed based on fair value at each reporting date using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate). As mortgage interest rates rise, prepayment speeds are usually slower and the value of the mortgage servicing rights asset generally increases, requiring less valuation reserve. Conversely, as mortgage interest rates fall, prepayment speeds are usually faster and the value of the mortgage servicing rights asset generally decreases, requiring additional valuation reserve. Based on the current environment, there is downward pressure on the value of the mortgage servicing rights asset. A valuation allowance is established, through a charge to earnings, to the extent the amortized cost of the mortgage servicing rights exceeds the estimated fair value by stratification. If it is later determined that all or a portion of the temporary impairment no longer exists for a stratification, the valuation is reduced through a recovery to earnings. An other-than-temporary impairment (i.e., recoverability is considered remote when considering interest rates and loan pay off activity) is recognized as a write-down of the mortgage servicing rights asset and the related valuation allowance (to the extent a valuation allowance is available) and then against earnings. A direct write-down permanently reduces the carrying value of the mortgage servicing rights asset and valuation allowance, precluding subsequent recoveries. See Note 17 which further discusses fair value measurement relative to the mortgage servicing rights asset.

Mortgage servicing rights expense is a component of mortgage banking, net, in the consolidated statements of income. The $22.9 million mortgage servicing rights expense for 2008 was comprised of $16.1 million of base amortization and a $6.8 million addition to the valuation allowance. For 2007, the $16.7 million mortgage servicing rights expense included $18.1 million base amortization, net of a $1.4 million recovery to the valuation allowance, while for 2006 the $18.1 million mortgage servicing rights expense was comprised of base amortization of $20.4 million, net of a $2.3 million recovery to the valuation allowance.

A summary of changes in the balance of the mortgage servicing rights asset and the mortgage servicing rights valuation allowance was as follows.

Mortgage servicing rights	2008	2007	2006
	($ in Thousands)

Mortgage servicing rights at beginning of year	$54,819	$71,694	$76,236
Additions(1)	17,263	19,553	15,866
Sale of servicing(2)	—	(18,269)	—
Amortization	(16,057)	(18,067)	(20,400)
Other-than-temporary impairment	—	(92)	(8)

Mortgage servicing rights at end of year	$56,025	$54,819	$71,694

Valuation allowance at beginning of year	(3,632)	(5,074)	(7,395)
(Additions)/Recoveries, net	(6,825)	1,350	2,313
Other-than-temporary impairment	—	92	8

Valuation allowance at end of year	(10,457)	(3,632)	(5,074)

Mortgage servicing rights, net	$45,568	$51,187	$66,620

Fair value of Mortgage servicing rights	$52,882	$62,815	$76,734
Portfolio of residential mortgage loans	$6,606,000	$6,403,000	$8,330,000
serviced for others (2)(3)
Mortgage servicing rights, net to Portfolio of	0.69%	0.80%	0.80%
residential mortgage loans serviced for others
Mortgage servicing rights expense(4)	$22,882	$16,717	$18,087

(1)	Included in the December 31, 2007, additions to mortgage servicing rights was $2.4 million from First National Bank at acquisition.

(2)	In 2007, the Corporation sold approximately $2.7 billion of its mortgage portfolio serviced for others with a carrying value of $18.3 million at an $8.6 million gain, which is included in mortgage banking, net in the consolidated statements of income.

(3)	Included in the December 31, 2007, portfolio of residential mortgage loans serviced for others was $0.3 billion from First National Bank at acquisition.

(4)	Includes the amortization of mortgage servicing rights and additions/recoveries to the valuation allowance of mortgage servicing rights, and is a component of mortgage banking, net in the consolidated statements of income.

The following table shows the estimated future amortization expense for amortizing intangible assets. The projections of amortization expense for the next five years are based on existing asset balances, the current interest rate environment, and prepayment speeds as of December 31, 2008. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

Estimated amortization expense	Core Deposit Intangibles	Other Intangibles	Mortgage Servicing Rights
	($ in Thousands)

Year ending December 31,
2009	$4,100	$1,400	$14,300
2010	3,700	1,200	11,800
2011	3,700	1,000	9,500
2012	3,200	1,000	7,100
2013	3,100	900	5,100

NOTE 6	PREMISES AND EQUIPMENT:

A summary of premises and equipment at December 31 was as follows:

		2008			2007
	Estimated		Accumulated	Net Book	Net Book
	Useful Lives	Cost	Depreciation	Value	Value
	($ in Thousands)

Land	—	$44,554	$—	$44,554	$45,519
Land improvements	3 – 20 years	4,777	2,333	2,444	2,074
Buildings	5 – 40 years	197,449	96,983	100,466	104,711
Computers	3 – 5 years	34,735	27,298	7,437	8,750
Furniture, fixtures and other equipment	3 – 20 years	123,074	94,285	28,789	27,585
Leasehold improvements	5 – 30 years	26,048	18,796	7,252	8,807

Total premises and equipment		$430,637	$239,695	$190,942	$197,446

Depreciation and amortization of premises and equipment totaled $22.3 million in 2008, $21.7 million in 2007, and $21.6 million in 2006.

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

($ in Thousands)

2009	$11,764
2010	10,650
2011	8,620
2012	7,463
2013	5,861
Thereafter	14,751

Total	$59,109

Total rental expense under leases, net of sublease income, totaled $16.8 million in 2008, $16.0 million in 2007, and $15.3 million in 2006.

NOTE 7	DEPOSITS:

The distribution of deposits at December 31 was as follows:

	2008	2007
	($ in Thousands)

Noninterest-bearing demand deposits	$2,814,079	$2,661,078
Savings deposits	841,129	853,618
Interest-bearing demand deposits	1,796,405	1,947,551
Money market deposits	4,926,088	3,923,063
Brokered certificates of deposit	789,536	409,637
Other time deposits	3,987,559	4,178,966

Total deposits	$15,154,796	$13,973,913

Time deposits of $100,000 or more were $1.6 billion at both December 31, 2008 and 2007, respectively.

Aggregate annual maturities of all time deposits at December 31, 2008, are as follows:

Maturities During Year Ending December 31,	($ in Thousands)

2009	$3,664,484
2010	607,627
2011	97,728
2012	303,774
2013	56,989
Thereafter	46,493

Total	$4,777,095

NOTE 8	SHORT-TERM BORROWINGS:

Short-term borrowings at December 31 was as follows:

	2008	2007
	($ in Thousands)

Federal funds purchased and securities sold under agreements to repurchase	$1,590,738	$1,936,430
Federal Reserve Term Auction Facility	500,000	—
FHLB advances	1,600,000	200,000
Treasury, tax, and loan notes	13,198	1,055,357
Commercial paper	—	35,000

Total short-term borrowings	$3,703,936	$3,226,787

The FHLB advances included in short-term borrowings are those with original contractual maturities of less than one year, while the Federal Reserve funds represent short-term borrowings through the Term Auction Facility. The treasury, tax, and loan notes are demand notes representing secured borrowings from the U.S. Treasury, collateralized by qualifying securities and loans.

At December 31, 2007, the Parent Company had $100 million of established lines of credit with various nonaffiliated banks, which were not drawn on. This line of credit matured during the fourth quarter of 2008. During 2000, a $200 million commercial paper program was initiated, of which, none was outstanding at December 31, 2008, while $35 million was outstanding at December 31, 2007.

NOTE 9	LONG-TERM FUNDING:

Long-term funding (funding with original contractual maturities greater than one year) at December 31 was as follows:

	2008	2007
	($ in Thousands)

FHLB advances	$1,118,140	$1,096,685
Bank notes	—	250,000
Repurchase agreements	300,000	100,000
Subordinated debt, net	225,058	199,462
Junior subordinated debentures, net	216,291	216,465
Other borrowed funds	2,158	2,159

Total long-term funding	$1,861,647	$1,864,771

FHLB advances: Long-term advances from the FHLB had maturities through 2020 at December 31, 2008, and had weighted-average interest rates of 3.53% at December 31, 2008, and 4.51% at December 31, 2007. These advances had a combination of fixed and variable contractual rates, of which 27% were variable at both December 31, 2008, and 2007, respectively. In September 2007, the Corporation entered into an interest rate swap to hedge the interest rate risk in the cash flows of a $200 million variable rate, long-term FHLB advance. The fair value of the derivative was a $3.2 million loss at December 31, 2008, compared to a $2.0 million loss at December 31, 2007.

Bank notes: The long-term bank notes matured during the second quarter of 2008. These notes had a weighted-average interest rate of 5.19% at December 31, 2007 and were 100% variable rate.

Repurchase agreements: The long-term repurchase agreements had maturities through 2010 and had weighted-average interest rates of 3.27% at December 31, 2008, and 4.38% at December 31, 2007. These repurchase agreements were 33% and 100% variable rate at December 31, 2008 and 2007, respectively.

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

Junior subordinated debentures: The Corporation has $180.4 million of junior subordinated debentures (“ASBC Debentures”), which carry a fixed rate of 7.625% and mature on June 15, 2032. Beginning May 30, 2007, the Corporation has had the right to redeem the ASBC Debentures, at par. During 2002, the Corporation entered into interest rate swaps to hedge the interest rate risk on the ASBC Debentures. These interest rate swaps were called during the first quarter of 2008. Accordingly, the fair value of the derivative was zero at December 31, 2008 (as the swaps were terminated), compared to a $0.1 million loss at December 31, 2007, and the $0.8 million fair value gain on the debt at the time the swaps were terminated is being amortized to interest expense over the remaining life of the debt. The carrying value of the ASBC Debentures was $179.6 million at December 31, 2008. With its October 2005 acquisition, the Corporation acquired variable rate junior subordinated debentures at a premium (the “SFSC Debentures”), from two equal issuances (contractually $30.9 million on a combined basis), of which one pays a variable rate adjusted quarterly based on the 90-day LIBOR plus 2.80% (or 6.27% at December 31, 2008) and matures April 23, 2034, and the other which pays a variable rate adjusted quarterly based on the 90-day LIBOR plus 3.45% (or 5.60% at December 31, 2008) and matures November 7, 2032. The Corporation has the right to redeem the SFSC Debentures, at par, on or after April 23, 2009, and November 7, 2007, respectively, and quarterly thereafter. The carrying value of the SFSC Debentures was $36.7 million at December 31, 2008.

The table below summarizes the maturities of the Corporation’s long-term funding at December 31, 2008:

Year	($ in Thousands)

2009	$707,519
2010	710,000
2011	199,612
2012	83
2013	79
Thereafter	244,354

Total long-term funding	$1,861,647

Under agreements with the Federal Home Loan Bank of Chicago, FHLB advances (short-term and long-term) are secured by qualifying mortgages of the subsidiary bank (such as residential mortgage, residential mortgage loans held for sale, home equity, and commercial real estate) and by specific investment securities for certain FHLB advances.

NOTE 10	STOCKHOLDERS’ EQUITY:

Preferred Equity: The Corporation’s Articles of Incorporation, as amended, authorize the issuance of 750,000 shares of preferred stock at a par value of $1.00 per share. In November 2008, under the CPP, the Corporation issued 525,000 shares of senior preferred stock (with a par value of $1.00 per share and a liquidation preference of $1,000 per share) and a 10-year warrant to purchase approximately 4.0 million shares of common stock (see section “Common Stock Warrants” below for additional information), for aggregate proceeds of $525 million. The proceeds received were allocated between the Senior Preferred Stock and the Common Stock Warrants based upon their relative fair values, which resulted in the recording of a discount on the Senior Preferred Stock upon issuance that reflects the value allocated to the Common Stock Warrants. The discount will be accreted using a level-yield basis over five years. The allocated carrying value of the Senior Preferred Stock and Common Stock Warrants on the date of issuance (based on their relative fair values) were $507.7 million and $17.3 million, respectively. Cumulative dividends on the Senior Preferred Stock are payable at 5% per annum for the first five years and at a rate of 9% per annum thereafter on the liquidation preference of $1,000 per share. The Corporation is prohibited from paying any dividend with respect to shares of common stock unless all accrued and unpaid dividends are paid in full on the Senior Preferred Stock for all past dividend periods. The Senior Preferred Stock is non-voting, other than class voting rights on matters that could adversely affect the Senior Preferred Stock. The Senior Preferred Stock is callable at par after three years. Prior to the end of three years, the Senior Preferred Stock may be redeemed with the proceeds from one or more qualified equity offerings of any Tier 1 perpetual preferred or common stock of at least $131 million (each a “Qualified Equity Offering”). The UST may also transfer the Senior Preferred Stock to a third party at any time.

Common Stock Warrants: The Common Stock Warrants have a term of 10 years and are exercisable at any time, in whole or in part, at an exercise price of $19.77 per share (subject to certain anti-dilution adjustments). The UST may not exercise or transfer the Common Stock Warrants with respect to more than half of the initial shares of common stock underlying the common stock warrants prior to the earlier of (a) the date on which the Corporation receives aggregate gross proceeds of not less than $525 million from one or more Qualified Equity Offerings and (b) December 31, 2009. The number of shares of common stock to be delivered upon settlement of the Common Stock Warrants will be reduced by 50% if the Corporation receives aggregate gross proceeds of at least $525 million from one or more Qualified Equity Offerings prior to December 31, 2009.

Assumptions were used in estimating the fair value of Common Stock Warrants. The weighted average expected life of the Common Stock Warrants represents the period of time that common stock warrants are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the historical volatility of the Corporation’s stock. The following assumptions were used in estimating the fair value for the Common Stock Warrants: a weighted average expected life of 10 years, a risk-free interest rate of 3.14%, an expected volatility of 32.28%, and a dividend yield of 5%. Based on these assumptions, the estimated fair value of the Common Stock Warrants was $2.70.

Subsidiary Equity: At December 31, 2008, subsidiary equity equaled $2.6 billion, of which approximately $50 million could be paid to the Parent Company in the form of cash dividends without prior regulatory approval, subject to the capital needs of each subsidiary.

Stock Repurchases: The Board of Directors has authorized management to repurchase shares of the Corporation’s common stock to be made available for re-issuance in connection with the Corporation’s employee incentive plans and/or for other corporate purposes. For the Corporation’s employee incentive plans, the Board of Directors authorized the repurchase of up to 2.0 million shares per quarter, while under various actions, the Board of Directors authorized the repurchase of shares, not to exceed specified amounts of the Corporation’s outstanding shares per authorization (“block authorizations”).

During 2008, no shares were repurchased under the block authorizations. During 2007, under the block authorizations, the Corporation repurchased (and cancelled) 4.0 million shares of its outstanding common stock for approximately $134 million (or $33.47 on average per share) under two accelerated share repurchase agreements. In addition, the Corporation settled previously announced accelerated share repurchase agreements during 2007 by issuing shares. At December 31, 2008, approximately 3.9 million shares remain authorized to repurchase under the block authorizations. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities, and is subject to the restrictions under the CPP.

Under the CPP, prior to the third anniversary of the UST’s purchase of the Senior Preferred Stock (November 21, 2011), unless the Senior Preferred Stock has been redeemed or the UST has transferred all of the Senior Preferred Stock to third parties, the consent of the UST will be required for us to redeem, purchase or acquire any shares of our common stock or other capital stock or other equity securities of any kind, other than (i) redemptions, purchases or other acquisitions of the Senior Preferred Stock, (ii) redemptions, purchases or other acquisitions of shares of our common stock in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice and (iii) certain other redemptions, repurchases or other acquisitions as permitted under the CPP.

Other Comprehensive Income: A summary of activity in accumulated other comprehensive income follows.

	2008	2007	2006
	($ in Thousands)

Net income	$168,452	$285,752	$316,645
Other comprehensive income (loss), net of tax:
Investment securities available for sale:
Net unrealized gains (losses)	(8,817)	24,607	8,790
Reclassification adjustment for net (gains) losses realized in net income	52,541	(8,174)	(4,722)
Income tax expense	(16,559)	(5,591)	(1,519)

Other comprehensive income on investment securities available for sale	27,165	10,842	2,549
Defined benefit pension and postretirement obligations:
Net gain (loss)	(29,593)	6,267	—
Prior service cost	—	(396)	—
Amortization of prior service cost	472	442	—
Amortization of net loss	231	844	—
Income tax (expense) benefit	11,556	(2,863)	—

Other comprehensive income (loss) on pension and postretirement obligations	(17,334)	4,294	—
Derivatives used in cash flow hedging relationships:
Net unrealized losses	(16,679)	(1,606)	—
Reclassification adjustment for net (gains) losses and interest expense for interest differential on derivative instruments realized in net income	4,343	(366)	—
Income tax benefit	5,058	791	—

Other comprehensive loss on cash flow hedging relationships	(7,278)	(1,181)	—

Total other comprehensive income	2,553	13,955	2,549

Comprehensive income	$171,005	$299,707	$319,194

NOTE 11	STOCK-BASED COMPENSATION:

At December 31, 2008, the Corporation had three stock-based compensation plans (discussed below). All stock awards granted under these plans have an exercise price that is established at the closing price of the Corporation’s stock on the date the awards were granted. The stock incentive plans of acquired companies were terminated as to future option grants at each respective merger date. Option holders under such plans received the Corporation’s common stock, options to buy the Corporation’s common stock, or cash, based on the conversion terms of the various merger agreements.

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

Stock-Based Compensation Plans:

In 1987 (as amended subsequently, and most recently in 2005), the Board of Directors, with subsequent approval of the Corporation’s shareholders, approved the Amended and Restated Long-Term Incentive Stock Plan (“Stock Plan”). Options are generally exercisable up to 10 years from the date of grant and vest ratably over three years. As of December 31, 2008, approximately 1.3 million shares remain available for grants.

The Board of Directors approved the implementation of a broad-based stock option grant effective July 28, 1999. The only stock option grant under this was in 1999, which provided all qualifying employees with an opportunity and an incentive to buy shares of the Corporation and align their financial interest with the growth in value of the Corporation’s shares. These options have 10-year terms and fully vested after two years. As of December 31, 2008, approximately 2.8 million shares remain available for grants.

In January 2003 (and as amended in 2005), the Board of Directors, with subsequent approval of the Corporation’s shareholders, approved the adoption of the 2003 Long-Term Incentive Plan (“2003 Plan”), which provides for the granting of options or other stock incentive awards (e.g., restricted stock awards) to key employees. Options are generally exercisable up to 10 years from the date of grant and vest ratably over three years. As of December 31, 2008, approximately 2.2 million shares remain available for grants.

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

Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock option represents the period of time that stock options are expected to be outstanding and is estimated using historical data of stock option exercises and forfeitures. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the historical volatility of the Corporation’s stock. The following assumptions were used in estimating the fair value for options granted in 2008, 2007 and 2006.

	2008	2007	2006

Dividend yield	5.12%	3.45%	3.23%
Risk-free interest rate	2.77%	4.80%	4.44%
Expected volatility	21.32%	19.28%	23.98%
Weighted average expected life	6yrs	6 yrs	6 yrs
Weighted average per share fair value of options	$2.74	$5.99	$6.97

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

A summary of the Corporation’s stock option activity for 2008, 2007, and 2006, is presented below.

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
Stock Options	Shares	Exercise Price	Contractual Term	Value (000s)

Outstanding at December 31, 2005	7,859,686	$25.40
Granted	77,000	32.28
Exercised	(1,316,932)	22.58
Forfeited	(153,272)	31.43

Outstanding at December 31, 2006	6,466,482	$25.91	5.95	$57,985

Options exercisable at December 31, 2006	6,081,776	$25.67	5.85	$56,005

Outstanding at December 31, 2006	6,466,482	$25.91
Granted	1,091,645	33.72
Exercised	(974,440)	23.05
Forfeited	(264,274)	32.48

Outstanding at December 31, 2007	6,319,413	$27.43	5.78	$(2,136)

Options exercisable at December 31, 2007	5,289,288	$26.22	5.14	$4,603

Outstanding at December 31, 2007	6,319,413	$27.43
Granted	1,256,790	24.35
Exercised	(576,685)	18.20
Forfeited	(417,816)	30.55

Outstanding at December 31, 2008	6,581,702	$27.45	5.87	$(42,922)

Options exercisable at December 31, 2008	4,770,537	$27.44	4.77	$(31,076)

The following table summarizes information about the Corporation’s stock options outstanding at December 31, 2008:

	Options	Weighted Average	Remaining	Options	Weighted Average
	Outstanding	Exercise Price	Life (Years)	Exercisable	Exercise Price

Range of Exercise Prices:
$11.85 — $13.20	26,003	$12.53	1.49	26,003	$12.53
$16.70 — $18.82	308,822	17.25	2.77	241,822	16.82
$19.43 — $24.89	2,768,858	22.70	5.28	1,650,324	21.40
$26.39 — $29.46	772,161	29.04	5.30	737,681	29.08
$31.17 — $34.27	2,705,858	33.17	7.04	2,114,707	32.99

TOTAL	6,581,702	$27.45	5.87	4,770,537	$27.44

The following table summarizes information about the Corporation’s nonvested stock option activity for 2008, 2007, and 2006.

		Weighted Average
Stock Options	Shares	Grant Date Fair Value

Nonvested at December 31, 2005	1,003,891	$6.00
Granted	77,000	6.97
Vested	(668,362)	5.87
Forfeited	(27,823)	6.26

Nonvested at December 31, 2006	384,706	$6.40

Nonvested at December 31, 2006	384,706	$6.40
Granted	1,091,645	5.99
Vested	(333,376)	6.31
Forfeited	(112,850)	6.07

Nonvested at December 31, 2007	1,030,125	$6.03

Nonvested at December 31, 2007	1,030,125	$6.03
Granted	1,256,790	2.74
Vested	(337,557)	6.06
Forfeited	(138,193)	4.66

Nonvested at December 31, 2008	1,811,165	$3.85

For the years ended December 31, 2008, 2007, and 2006, the intrinsic value of stock options exercised was $3.8 million, $9.6 million, and $14.6 million, respectively. (Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option.) During 2008, $10.5 million was received for the exercise of stock options. The total fair value of stock options that vested was $2.0 million, $2.1 million, and $3.9 million, respectively, for the years ended December 31, 2008, 2007, and 2006. The Corporation recognized compensation expense of $3.0 million, $2.2 million, and $0.9 million for 2008, 2007, and 2006, respectively, for the vesting of stock options. At December 31, 2008, the Corporation had $4.2 million of unrecognized compensation costs related to stock options that is expected to be recognized over the remaining contractual terms that extend predominantly through fourth quarter 2010.

The following table summarizes information about the Corporation’s restricted stock shares activity for 2008, 2007, and 2006.

		Weighted Average
Restricted Stock	Shares	Grant Date Fair Value

Outstanding at December 31, 2005	72,500	$28.70
Granted	92,300	33.50
Vested	(15,000)	23.25
Forfeited	(21,900)	32.78

Outstanding at December 31, 2006	127,900	$32.11

Outstanding at December 31, 2006	127,900	$32.11
Granted	118,250	33.70
Vested	(45,716)	31.64
Forfeited	(35,594)	33.19

Outstanding at December 31, 2007	164,840	$33.14

Outstanding at December 31, 2007	164,840	$33.14
Granted	265,900	24.43
Vested	(69,074)	32.47
Forfeited	(7,339)	32.21

Outstanding at December 31, 2008	354,327	$26.75

The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period. Expense for restricted stock awards of approximately $4.0 million, $2.0 million, and $1.0 million was recorded for the years ended December 31, 2008, 2007, and 2006, respectively. At December 31, 2008, the Corporation had $5.5 million of unrecognized compensation costs related to restricted stock shares that is expected to be recognized over the remaining contractual terms that extend predominantly through fourth quarter 2010.

The Corporation issues shares from treasury, when available, or new shares upon the exercise of stock options and vesting of restricted stock shares. The Board of Directors has authorized management to repurchase shares of the Corporation’s common stock each quarter in the market, to be made available for issuance in connection with the Corporation’s employee incentive plans and for other corporate purposes. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities, and is subject to restrictions under the CPP.

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

The funded status and amounts recognized in the 2008 and 2007 consolidated balance sheets, as measured on December 31, 2008 and 2007, respectively, for the Pension and Postretirement Plans were as follows.

	Pension	Postretirement	Pension	Postretirement
	Plan	Plan	Plan	Plan

	2008	2008	2007	2007

	($ in Thousands)
Change in Fair Value of Plan Assets
Fair value of plan assets at beginning of year	$135,931	$—	$124,551	$—
Actual return on plan assets	(27,660)	—	10,567	—
Employer contributions	10,000	378	10,000	354
Gross benefits paid	(9,160)	(378)	(9,187)	(354)

Fair value of plan assets at end of year	$109,111	$—	$135,931	$—

Change in Benefit Obligation
Net benefit obligation at beginning of year	$108,006	$5,188	$107,425	$5,747
Service cost	9,362	—	9,888	—
Interest cost	6,174	271	5,698	294
Plan Amendments	—	—	396	—
Curtailments, Settlements, Special Termination Benefits	147	—	—	—
Actuarial gain	(9,327)	(520)	(6,214)	(499)
Gross benefits paid	(9,160)	(378)	(9,187)	(354)

Net benefit obligation at end of year	$105,202	$4,561	$108,006	$5,188

Funded status	$3,909	$(4,561)	$27,925	$(5,188)

Noncurrent assets	$4,557	$—	$27,925	$—
Current liabilities	—	(560)	—	(590)
Noncurrent liabilities	(648)	(4,001)	—	(4,598)

Asset (Liability) Recognized in the Consolidated Balance Sheet	$3,909	$(4,561)	$27,925	$(5,188)

Amounts recognized in accumulated other comprehensive income (loss), net of tax, as of December 31, 2008 and 2007 follow:

	Pension	Postretirement	Pension	Postretirement
	Plan	Plan	Plan	Plan

	2008	2008	2007	2007

	($ in Thousands)
Prior service cost	$400	$813	$446	$1,050
Net actuarial (gain) loss	27,294	(403)	9,382	(108)

Amount not yet recognized in net periodic benefit cost, but recognized in accumulated other comprehensive income	$27,694	$410	$9,828	$942

Other changes in plan assets and benefit obligations recognized in other comprehensive income (“OCI”), net of tax, in 2008 and 2007 were as follows:

	Pension Plan	Postretirement Plan	Pension Plan	Postretirement Plan
	2008	2008	2007	2007

	($ in Thousands)
Net gain (loss)	$(30,112)	$519	$5,769	$498
Prior service cost	—	—	(396)	—
Amortization of prior service cost	77	395	47	395
Amortization of actuarial (gain) loss	258	(27)	844	—
Income tax (expense) benefit	11,911	(355)	(2,506)	(357)

Total Recognized in OCI	$(17,866)	$532	$3,758	$536

The components of net periodic benefit cost for the Pension and Postretirement Plans for 2008, 2007, and 2006 were as follows:

	Pension Plan	Postretirement Plan	Pension Plan	Postretirement Plan	Pension Plan	Postretirement Plan
	2008	2008	2007	2007	2006	2006

			($ in Thousands)
Service cost	$9,362	$—	$9,888	$—	$9,546	$—
Interest cost	6,174	271	5,698	294	5,335	311
Expected return on plan assets	(11,768)	—	(11,269)	—	(9,551)	—
Amortization of:
Transition asset	—	—	—	—	(88)	—
Prior service cost	77	395	47	395	47	395
Actuarial (gain) loss	258	(27)	844	—	1,035	—

Total net periodic benefit cost	$4,103	$639	$5,208	$689	$6,324	$706
Settlement charge	267	—	—	—	102	—

Total net pension cost	$4,370	$639	$5,208	$689	$6,426	$706

As of December 31, 2008, the estimated actuarial losses and prior service cost that will be amortized during 2009 from accumulated other comprehensive income into net periodic benefit cost for the Pension Plan are $0.4 million and $0.1 million, respectively. An estimated $0.4 million in prior service cost is expected to be amortized from accumulated other comprehensive income into net benefit cost during 2009 for the Postretirement Plan.

	Pension Plan	Postretirement Plan	Pension Plan	Postretirement Plan
	2008	2008	2007	2007

Weighted average assumptions used to determine benefit obligations:
Discount rate	6.10%	6.10%	6.00%	6.00%
Rate of increase in compensation levels	5.00	N/A	5.00	N/A
Weighted average assumptions used to
determine net periodic benefit costs:
Discount rate	6.00%	6.00%	5.50%	5.50%
Rate of increase in compensation levels	5.00	N/A	5.00	N/A
Expected long-term rate of return on plan assets	8.25	N/A	8.75	N/A

The overall expected long-term rates of return on the Pension Plan assets were 8.25% and 8.75% as of December 31, 2008, and 2007, respectively. The expected long-term rate of return was estimated using market benchmarks for equities and bonds applied to the Pension Plan’s anticipated asset allocations. The expected return on equities was computed utilizing a valuation framework, which projected future returns based on current equity valuations rather than historical returns.

The investment objective for the Pension Plan is to maximize total return with a tolerance for average risk. The plan has a diversified portfolio that will provide liquidity, current income, and growth of income and principal, with anticipated asset allocation ranges of: equity securities 55-65%, debt securities 35-45%, and other cash equivalents 0-5%. Given current market conditions, the Corporation could be outside of the allocation ranges for brief periods of time. The asset allocation for the Pension Plan as of the December 31, 2008 and 2007 measurement dates, respectively, by asset category were as follows.

Asset Category	2008	2007

Equity securities	52%	61%
Debt securities	47	37
Other	1	2

Total	100%	100%

The Corporation’s funding policy is to pay at least the minimum amount required by the funding requirements of federal law and regulations, with consideration given to the maximum funding amounts allowed. The Corporation contributed $10 million to its Pension Plan during both 2008 and 2007. The Corporation regularly reviews the funding of its Pension Plans. At this time, the Corporation expects to make a contribution of up to $10 million in 2009.

The projected benefit payments for the Pension and Postretirement Plans at December 31, 2008, reflecting expected future services, were as follows. The projected benefit payments were calculated using the same assumptions as those used to calculate the benefit obligations listed above.

	Pension Plan	Postretirement Plan
	($ in Thousands)

Estimated future benefit payments:
2009	$16,548	$560
2010	7,721	610
2011	8,375	587
2012	9,454	565
2013	9,720	500
2014-2018	52,501	1,463

The health care trend rate is an assumption as to how much the plan’s medical costs will increase each year in the future. The health care trend rate assumption for pre-65 coverage is 9% for 2008, and 1% lower in each succeeding year, to an ultimate rate of 5% for 2012 and future years. The health care trend rate assumption for post-65 coverage is 10% for 2008, and 1% lower in each succeeding year, to an ultimate rate of 5% for 2013 and future years.

A one percentage point change in the assumed health care cost trend rate would have the following effect.

	2008		2007
	100 bp Increase	100 bp Decrease	100 bp Increase	100 bp Decrease
	($ in Thousands)

Effect on total of service and interest cost	$23	$(21)	$22	$(20)
Effect on postretirement benefit obligation	$377	$(348)	$363	$(339)

The Corporation also has a 401(k) and Employee Stock Ownership Plan (the “401(k) plan”). The Corporation’s contribution is determined annually by the Compensation and Benefits Committee of the Board of Directors, based in part on performance-driven formulas provided in the plan. Total expense related to contributions to the 401(k) plan was $6.2 million, $6.1 million, and $3.4 million in 2008, 2007, and 2006, respectively.

NOTE 13	INCOME TAXES:

The current and deferred amounts of income tax expense (benefit) were as follows:

	Years Ended December 31,
	2008	2007	2006

	($ in Thousands)

Current:
Federal	$97,707	$120,623	$109,909
State	(2,327)	3,353	3,589

Total current	95,380	123,976	113,498
Deferred:
Federal	(44,986)	7,048	16,412
State	3,434	2,418	3,224

Total deferred	(41,552)	9,466	19,636

Total income tax expense	$53,828	$133,442	$133,134

Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities resulted in deferred taxes. Deferred tax assets and liabilities at December 31 were as follows:

	2008	2007
	($ in Thousands)

Gross deferred tax assets:
Allowance for loan losses	$108,028	$81,498
Accrued liabilities	5,424	3,002
Deferred compensation	20,637	19,160
Securities valuation adjustment	23,072	2,222
Benefit of tax loss carryforwards	37,249	29,337
Other	9,457	3,293

Total gross deferred tax assets	203,867	138,512
Valuation allowance for deferred tax assets	(25,182)	(12,082)

	178,685	126,430
Gross deferred tax liabilities:
FHLB stock dividends	13,903	13,903
Prepaid expenses	22,621	20,862
Intangible amortization	25,932	23,661
Mortgage banking activity	6,498	9,679
Deferred loan fee income	18,105	16,492
State income taxes	16,569	10,717
Leases	4,046	5,091
Other	9,313	5,879

Total gross deferred tax liabilities	116,987	106,284

Net deferred tax assets	61,698	20,146

Tax effect of unrealized loss (gain) related to available for sale securities	(15,926)	(4,395)
Tax effect of unrealized loss related to pension and postretirement benefits	18,736	7,180

	2,810	2,785

Net deferred tax assets including tax effected items	$64,508	$22,931

For financial reporting purposes, a valuation allowance has been recognized to offset deferred tax assets related to state net operating loss carryforwards of certain subsidiaries and other state temporary differences due to the uncertainty that the assets will be realized. If it is subsequently determined that all or a portion of these deferred tax assets will be realized, the tax benefit for these items will be used to reduce deferred tax expense for that period. In addition, a valuation allowance has been established through purchase accounting related to acquired net operating loss carryforwards. If it is subsequently determined that all or a portion of these deferred tax assets will be realized, the tax benefit for these items will be used to reduce goodwill for that period.

At December 31, 2008, the valuation allowance for deferred tax assets of $25.2 million was related to the deferred tax benefit of tax loss carryforwards of $37.2 million and other state deferred tax assets of $9 million, while at December 31, 2007, the valuation allowance for deferred tax assets of $12.1 million was related to the deferred tax benefit of tax loss carryforwards of $29.3 million. The changes in the valuation allowance, which related to an increase in net operating losses and other state deferred tax assets for 2008 and an increase in net operating losses in 2007, was as follows:

	2008	2007
	($ in Thousands)

Valuation allowance for deferred tax assets, beginning of year	$12,082	$7,689
Increase in current year	13,100	4,393

Valuation allowance for deferred tax assets, end of year	$25,182	$12,082

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and, if necessary, tax planning strategies in making this assessment. Based upon the projections for future taxable income and tax planning strategies which will create taxable income over the period that the deferred tax assets are deductible, management believes it is more likely than not the Corporation will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2008 and 2007.

At December 31, 2008, the Corporation had state net operating losses of $465 million (of which, $59 million was acquired from various acquisitions) and federal net operating losses of $1.3 million (of which, all was acquired from various acquisitions) that will expire in the years 2009 through 2023.

The effective income tax rate differs from the statutory federal tax rate. The major reasons for this difference were as follows:

	2008	2007	2006

Federal income tax rate at statutory rate	35.0%	35.0%	35.0%
Increases (decreases) resulting from:
Tax-exempt interest and dividends	(7.3)	(3.9)	(3.0)
State income taxes (net of federal income taxes), including changes to valuation allowance	0.3	0.9	1.0
Bank owned life insurance	(3.1)	(1.4)	(1.2)
Other	(0.7)	1.2	(2.2)

Effective income tax rate	24.2%	31.8%	29.6%

Savings banks acquired by the Corporation in 1997 and 2004 qualified under provisions of the Internal Revenue Code that permitted them to deduct from taxable income an allowance for bad debts that differed from the provision for such losses charged to income for financial reporting purposes. Accordingly, no provision for income taxes has been made for $100.3 million of retained income at December 31, 2008. If income taxes had been provided, the deferred tax liability would have been approximately $40.3 million. Management does not expect this amount to become taxable in the future, therefore, no provision for income taxes has been made.

The Corporation and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states jurisdictions. The Corporation’s federal income tax returns are open and subject to examination from the 2005 tax return year and forward, while the Corporation’s various state income tax returns are generally open and subject to examination from the 1999 and later tax return years based on individual state statutes of limitation.

The Corporation adopted the provisions of FIN 48 effective January 1, 2007, resulting in no cumulative effect adjustment to retained earnings as of the date of adoption. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2008	2007
	($ in Millions)

Balance at beginning of year	$38	$29
Changes in tax positions for prior years	—	—
Additions based on tax positions related to current year	9	10
Settlements	(8)	—
Statute expiration	(1)	(1)

Balance at end of year	$38	$38

At December 31, 2008 and 2007, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $24 million and $26 million, respectively.

The Corporation recognizes interest and penalties accrued related to unrecognized tax benefits in the income tax expense line of the consolidated statements of income. As of December 31, 2008, the Corporation had $5 million of interest and penalties (including $1.8 million of interest accrued during 2008) on unrecognized tax benefits of which $2 million had an impact on the effective tax rate. As of December 31, 2007, the Corporation had $6 million of interest and penalties (including $0.5 million of interest accrued during 2007) on unrecognized tax benefits of which $4 million had an impact on the effective tax rate. Management does not anticipate significant adjustments to the total amount of unrecognized tax benefits within the next twelve months.

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

Lending-related Commitments

As a financial services provider, the Corporation routinely enters into commitments to extend credit. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Corporation, with each customer’s creditworthiness evaluated on a case-by-case basis. The commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Corporation’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of those instruments. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the customer. Since a significant portion of commitments to extend credit are nonbinding or may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. As of December 31, 2008 and December 31, 2007, the Corporation had a reserve for losses on unfunded commitments totaling $3.7 million and $0.9 million, respectively, included in other liabilities on the consolidated balance sheets.

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

The following is a summary of lending-related commitments at December 31.

	2008	2007
	($ in Thousands)

Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale(1)(2)	$4,885,011	$6,603,204
Commercial letters of credit(1)	21,121	30,495
Standby letters of credit(3)	563,784	628,760

(1)	These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and is not material at December 31, 2008 or 2007.

(2)	Commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 15.

(3)	The Corporation has established a liability of $3.7 million at both December 31, 2008 and 2007, as an estimate of the fair value of these financial instruments.

Other Commitments

The Corporation has principal investment commitments to provide capital-based financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in low-income housing, small-business commercial real estate, and historic tax credit projects to promote the revitalization of low-to-moderate-income neighborhoods throughout the local communities of its bank subsidiary. As a limited partner in these unconsolidated projects, the Corporation is allocated tax credits and deductions associated with the underlying projects. The aggregate carrying value of all these investments at December 31, 2008, was $35 million, included in other assets on the consolidated balance sheets, compared to $26 million at December 31, 2007. Related to these investments, the Corporation had remaining commitments to fund of $21 million at December 31, 2008, and $29 million at December 31, 2007.

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

During the fourth quarter of 2007, Visa announced that it had reached a settlement regarding certain litigation with American Express totaling $2.1 billion. Visa also disclosed in its annual report filed during the fourth quarter of 2007, a $650 million liability related to pending litigation with Discover Financial Services (“Discover”), as well as potential additional exposure for similar pending litigation related to other lawsuits against Visa (for which Visa has not recorded a liability). As a result of the indemnification agreement established as part of Visa’s restructuring transactions in October 2007, banks with a membership interest, including the Corporation, have obligations to share in certain losses with Visa, including these litigation matters. Accordingly, during the fourth quarter of 2007, the Corporation recorded a $2.3 million reserve and a corresponding charge to other noninterest expense for unfavorable litigation losses related to Visa.

Visa matters during 2008 resulted in the Corporation recording a total gain of $5.2 million, which included a $3.2 million gain from the mandatory partial redemption of the Corporation’s Class B common stock in Visa Inc. related to Visa’s initial public offering which was completed during first quarter 2008 and a $2.0 million gain

(including a $1.5 million gain in the first quarter of 2008 and a $0.5 million gain in the fourth quarter of 2008) and a corresponding receivable (included in other assets on the consolidated balance sheets) for the Corporation’s pro rata interest in the litigation escrow account established by Visa from which settlements of certain covered litigation will be paid (Visa may add to this over time through a defined process which may involve a further redemption of the Class B common stock). In addition, the Corporation has a zero basis (i.e., historical cost/carryover basis) in the shares of unredeemed Visa Class B common stock which are convertible with limitations into Visa Class A common stock based on a conversion rate that is subject to change in accordance with specified terms (including provision of Visa’s retrospective responsibility plan which provides that Class B stockholders will bear the financial impact of certain covered litigation) and no sooner than the longer of three years or resolution of covered litigation. On October 27, 2008, Visa publicly announced that it had agreed to settle litigation with Discover for $1.9 billion, which includes $1.7 billion from the escrow account created under Visa’s retrospective responsibility plan and that would affect the Corporation’s previously recorded liability estimate which was based on Visa’s original $650 million estimate for the Discover litigation. The Corporation’s pro rata share of approximately $0.5 million in this additional settlement amount was recognized through other noninterest expense in October 2008 (offsetting the $0.5 million gain recognized in the fourth quarter of 2008 noted above). In addition, based upon Visa’s revised liability estimated for Discover litigation, during the fourth quarter of 2008 the Corporation recorded a $0.5 million reduction in the reserve for litigation losses and a corresponding reduction in the Visa escrow receivable. At December 31, 2008, the remaining reserve for unfavorable litigation losses related to Visa was $2.3 million.

Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are most often sold on a nonrecourse basis. The Corporation’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability, which if subsequently are untrue or breached, could require the Corporation to repurchase certain loans affected. There have been insignificant instances of repurchase under representations and warranties. To a much lesser degree, the Corporation may sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and/or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At December 31, 2008, and December 31, 2007, there were approximately $77 million and $61 million, respectively, of residential mortgage loans sold with such recourse risk, upon which there have been insignificant instances of repurchase. Given that the underlying loans delivered to buyers are predominantly conventional residential first lien mortgages originated or purchased under our usual underwriting procedures, and that historical experience shows negligible losses and insignificant repurchase activity, management believes that losses and repurchases under the limited recourse provisions will continue to be insignificant.

In October 2004, the Corporation acquired a thrift. Prior to the acquisition, this thrift retained a subordinate position to the FHLB in the credit risk on the underlying residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. The Corporation has not sold loans to the FHLB with such credit risk retention since February 2005. At December 31, 2008 and December 31, 2007, there were $1.3 billion and $1.5 billion, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been negligible historical losses to the Corporation.

At December 31, 2008 and December 31, 2007, the Corporation provided a credit guarantee on contracts related to specific commercial loans to unrelated third parties in exchange for a fee. In the event of a customer default, pursuant to the credit recourse provided, the Corporation is required to reimburse the third party. The maximum amount of credit risk, in the event of nonperformance by the underlying borrowers, is limited to a defined contract liability. In the event of nonperformance, the Corporation has rights to the underlying collateral value securing the loan. The Corporation has an estimated fair value of approximately $0.3 million and $0.2 million related to these credit guarantee contracts at December 31, 2008 and December 30, 2007, respectively, recorded in other liabilities on the consolidated balance sheets.

NOTE 15	DERIVATIVE AND HEDGING ACTIVITIES:

The Corporation uses derivative instruments primarily to hedge the variability in interest payments or protect the value of certain assets and liabilities recorded on its consolidated balance sheet from changes in interest rates. The predominant derivative and hedging activities include interest rate swaps, interest rate caps, interest rate collars, and certain mortgage banking activities. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. Because the contract or notional amount does not represent amounts exchanged by the parties, it is not a measure of loss exposure related to the use of derivatives nor of exposure to liquidity risk. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. As the Corporation generally enters into transactions only with high quality counterparties, no losses with counterparty nonperformance on derivative financial instruments have occurred. Further, the Corporation obtains collateral and uses master netting arrangements when available. To mitigate the counterparty risk, interest rate swap agreements generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds a certain threshold. The Corporation was required to pledge $71 million of investment securities and cash equivalents as collateral at December 31, 2008, while no collateral was required to be pledged at December 31, 2007. The threshold limits are determined from the credit ratings of each counterparty. Upgrades or downgrades to the credit ratings of either counterparty would lower or raise the threshold limits. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, currency exchange rates, or commodity prices. The market risk associated with interest rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

Interest rate swap contracts are entered into primarily as an asset / liability management strategy of the Corporation to modify interest rate risk, while an interest rate cap or collar is an interest rate protection instrument. The customer interest rate swaps, caps, and collars are entered into to service the customers’ needs. The Corporation simultaneously enters into offsetting derivative instruments, i.e. mirror interest rate swaps, caps, and collars, with third parties to manage its interest rate risk associated with the customer interest rate swaps, caps, or collars. Interest rate swap contracts are exchanges of interest payments, such as fixed rate payments for floating rate payments, based on a notional principal amount. Payments related to the Corporation’s swap contracts are made monthly, quarterly, or semi-annually by one of the parties, depending on the specific terms of the related contract. The primary risk associated with all swaps is the exposure to movements in interest rates and the ability of the counterparties to meet the terms of the contract. Interest rate floors, caps, and collars are interest rate protection instruments that involve the payment from the seller to the buyer of an interest differential. This differential represents the difference between a short-term rate (e.g., six-month LIBOR) and an agreed upon rate (the strike rate) applied to a notional principal amount. By buying a cap, the Corporation will be paid the differential by a counterparty should the short-term rate rise above the strike level of the agreement. In contrast, by buying a floor, the Corporation will be paid the differential by a counterparty should the short-term rate fall below the strike level of the agreement. The primary risk associated with purchased floors and caps is the ability of the counterparties to meet the terms of the agreement.

The table below identifies the Corporation’s primary derivative instruments, excluding mortgage derivatives, at December 31, 2008 and 2007, as well as which instruments receive hedge accounting treatment. Included in the table below for both December 31, 2008 and 2007, were customer interest rate swaps, caps, and collars for which the Corporation has mirror swaps, caps, and collars. The fair value of these customer swaps, caps, and collars and of the mirror swaps, caps, and collars is recorded net in other noninterest income in the consolidated statements of income. The net impact for 2008 was a $1.5 million net loss, of which, $0.5 million was due to the January 2008 adoption of SFAS 157, attributable to the inclusion of a nonperformance / credit risk component in the fair value measurement of the interest rate derivative instruments not previously included. The net impact in the consolidated statement of income for 2007 was immaterial. See Note 1, “Summary of Significant Accounting Policies,” and Note 17, “Fair Value Measurements,” for additional information and disclosure.

	Notional	Fair Value	Weighted Average
December 31, 2008	Amount	Gain / (Loss)	Receive Rate	Pay Rate	Maturity

	($ in Thousands)

Swaps — receive variable / pay fixed(1)	$400,000	$(14,623)	0.76%	3.78%	22 months
Customer and mirror swaps(2)	1,787,262	(1,404)	3.02%	3.02%	55 months
Customer and mirror caps(2)	92,724	—	—	—	15 months
Customer and mirror collars(2)	53,593	(94)	—	—	42 months

(1)	Cash flow hedge accounting is applied on $400 million notional, of which, $200 million hedges the interest rate risk in the cash flows of a long-term, variable-rate FHLB advance and $200 million hedges the interest rate risk in the cash flows of certain, short-term, variable-rate borrowings as an asset / liability management strategy.

(2)	Hedge accounting is not applied on $1.9 billion notional of interest rate swaps, caps, and collars entered into with our customers whose value changes are offset by mirror swaps, caps, and collars entered into with third parties.

	Notional	Fair Value	Weighted Average
December 31, 2007	Amount	Gain / (Loss)	Receive Rate	Pay Rate	Maturity

	($ in Thousands)

Swaps — receive fixed / pay variable(3)	$175,000	$(50)	7.63%	6.01%	298 months
Swaps — receive variable / pay fixed(4)	200,000	(1,972)	4.74%	4.42%	18 months
Customer and mirror swaps(5)	758,376	—	4.92%	4.92%	62 months
Customer and mirror caps(5)	42,314	—	—	—	15 months
Customer and mirror collars(5)	56,503	—	—	—	54 months

(3)	Fair value hedge accounting is applied on $175 million notional, which hedges a long-term, fixed-rate subordinated debenture.

(4)	Cash flow hedge accounting is applied on $200 million notional, which hedges the interest rate risk in the cash flows of a long-term, variable-rate FHLB advance.

(5)	Hedge accounting is not applied on $857 million notional of interest rate swaps, caps, and collars entered into with our customers whose value changes are offset by mirror swaps, caps, and collars entered into with third parties.

Fair value hedges: The Corporation recognized ineffectiveness of $0.6 million in 2007 (which increased net interest income), relating to the Corporation’s fair value hedges of a long-term, fixed-rate subordinated debenture. These swaps were called early in the first quarter of 2008. In 2006, the Corporation recognized combined ineffectiveness of $1.1 million (which increased net interest income) relating to the Corporation’s fair value hedges of long-term, fixed-rate commercial loans and a long-term, fixed-rate subordinated debenture. No components of the change in fair value of the derivatives were excluded from the assessment of hedge effectiveness. In December 2006, the Corporation terminated all swaps hedging long-term, fixed-rate commercial loans for a net gain of approximately $0.8 million.

Cash flow hedges: During the third quarter of 2008, the Corporation entered into two interest rate swap agreements which hedge the interest rate risk in the cash flows of certain short-term, variable-rate borrowings. In September 2007, the Corporation entered into an interest rate swap which hedges the interest rate risk in the cash flows of a long-term, variable-rate FHLB advance. These interest rate swap agreements are accounted for as cash flow hedges and the hedge effectiveness is determined using regression analysis. The Corporation recognized combined ineffectiveness of $0.3 million in 2008 (which decreased net interest income) relating to these cash flow hedge relationships, while the 2007 ineffectiveness was immaterial. No components of the derivatives change in fair value were excluded from the assessment of hedge effectiveness. Derivative gains and losses reclassified from accumulated other comprehensive income to current period earnings are included in interest expense on short-term borrowings or long-term funding (i.e., the line items in which the hedged cash flows are recorded). At December 31, 2008, accumulated other comprehensive income included a deferred after-tax net loss of $8.5 million related to these derivatives, compared to a deferred after-tax net loss of $1.2 million at December 31, 2007. The net after-tax derivative loss included in accumulated other comprehensive income at December 31, 2008, is projected to be reclassified into net interest income in conjunction with the recognition of interest payments on the variable-rate, short-term borrowings through September 2011 and long-term, variable-rate FHLB advance through June 2009.

Mortgage derivatives: For the mortgage derivatives, which are not included in the table above and are not accounted for as hedges, changes in the fair value are recorded to mortgage banking, net. The fair value of the mortgage derivatives at December 31, 2008, was a net gain of $4.1 million, compared to a net loss of $1.1 million at December 31, 2007, with the change of $5.2 million increasing net mortgage banking income for 2008. The $4.1 million net fair value gain for mortgage derivatives at December 31, 2008 was composed of the net loss on commitments to sell approximately $531 million of loans to various investors and the net gain on commitments to fund approximately $508 million of loans to individual borrowers. The $1.1 million net fair value loss for mortgage derivatives at December 31, 2007, was composed of the net loss on commitments to sell approximately $199 million of loans to various investors and the net loss on commitments to fund approximately $118 million of loans to individual borrowers. The increase in the fair value of the mortgage derivatives since year-end 2007 was primarily attributable to the adoption of SAB 109. See Note 1, “Summary of Significant Accounting Policies,” for additional information regarding the impact of SAB 109 at adoption.

Foreign currency derivatives: The Corporation provides foreign exchange services to customers. The Corporation may enter into a foreign currency forward to mitigate the exchange rate risk attached to the cash flows of a loan or as an offsetting contract to a forward entered into as a service to our customer. At December 31, 2008, the Corporation had $8 million in notional balances of foreign currency forwards related to loans, and $27 million in notional balances of foreign currency forwards related to customer transactions (with mirror foreign currency forwards of $27 million), which on a combined basis had a fair value of $0.1 million net gain. At December 31, 2007, the Corporation had $10 million in notional balances of foreign currency forwards related to loans, and $5 million in notional balances of foreign currency forwards related to customer transactions (with mirror foreign currency forwards of $5 million), which on a combined basis had a fair value of $0.3 million net gain.

NOTE 16	PARENT COMPANY ONLY FINANCIAL INFORMATION:

Presented below are condensed financial statements for the Parent Company:

BALANCE SHEETS

	2008	2007

	($ in Thousands)

ASSETS
Cash and due from banks	$194	$2,189
Notes receivable from subsidiaries	618,742	131,947
Investment in subsidiaries	2,622,275	2,543,595
Other assets	133,376	148,901

Total assets	$3,374,587	$2,826,632

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term borrowings	$—	$35,000
Long-term funding	441,349	415,927
Accrued expenses and other liabilities	56,735	46,000

Total liabilities	498,084	496,927
Stockholders’ equity	2,876,503	2,329,705

Total liabilities and stockholders’ equity	$3,374,587	$2,826,632

STATEMENTS OF INCOME

	For the Years Ended December 31,
	2008	2007	2006

	($ in Thousands)

INCOME
Dividends from subsidiaries	$133,000	$273,000	$354,000
Management and service fees from subsidiaries	69,468	64,212	59,515
Interest income on notes receivable	7,050	17,830	22,325
Other income	2,395	2,287	21,964

Total income	211,913	357,329	457,804

EXPENSE
Interest expense on borrowed funds	32,121	34,099	32,404
Provision for loan losses	—	—	(1,455)
Personnel expense	42,595	36,623	33,190
Other expense	27,557	25,563	19,047

Total expense	102,273	96,285	83,186

Income before income tax expense (benefit) and equity in undistributed income	109,640	261,044	374,618
Income tax expense (benefit)	(5,815)	(4,955)	7,450

Income before equity in undistributed net income of subsidiaries	115,455	265,999	367,168
Equity in undistributed net income of subsidiaries	52,997	19,753	(50,523)

Net income	168,452	285,752	316,645
Preferred stock dividends and discount accretion	3,250	—	—

Net income available to common equity	$165,202	$285,752	$316,645

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007	2006

	($ in Thousands)

OPERATING ACTIVITIES
Net income	$168,452	$285,752	$316,645
Adjustments to reconcile net income to net cash provided by operating activities:
(Increase) decrease in equity in undistributed net income of subsidiaries	(52,997)	(19,753)	50,523
Depreciation and amortization	357	371	356
(Gain) loss on sales of investment securities, net	1,429	809	(19,105)
Gain on sales of assets, net	—	—	(622)
Increase in interest receivable and other assets	(3,393)	(12,181)	(11,914)
Increase (decrease) in interest payable and other liabilities	11,665	(814)	(7,307)
Excess tax benefit from stock-based compensation	(919)	(1,879)	(3,248)
Capital contributed to subsidiaries	—	(95)	(50)

Net cash provided by operating activities	124,594	252,210	325,278

INVESTING ACTIVITIES
Proceeds from sales of investment securities	254	168	20,730
Purchase of investment securities	—	(2,693)	(550)
Net cash paid in acquisition of subsidiary	—	(46,475)	—
Net (increase) decrease in notes receivable	(486,309)	151,661	(42,675)
Purchase of other assets, net of disposals	(4,281)	(6,977)	(4,723)

Net cash provided by (used in) investing activities	(490,336)	95,684	(27,218)

FINANCING ACTIVITIES
Net increase (decrease) in short-term borrowings	(35,000)	(80,000)	90,000
Net increase in long-term funding	25,821	—	—
Proceeds from issuance of preferred stock and common stock warrants	525,000	—	—
Cash dividends	(162,347)	(155,809)	(151,235)
Proceeds from exercise of stock options	9,354	21,672	29,869
Purchase of common stock	—	(133,860)	(266,191)
Settlement of employee stock ownership plan	—	—	(4,099)
Excess tax benefit from stock-based compensation	919	1,879	3,248

Net cash provided by (used in) financing activities	363,747	(346,118)	(298,408)

Net increase (decrease) in cash and cash equivalents	(1,995)	1,776	(348)
Cash and cash equivalents at beginning of year	2,189	413	761

Cash and cash equivalents at end of year	$194	$2,189	$413

NOTE 17	FAIR VALUE MEASUREMENTS:

Fair Value Measurements:

As discussed in Note 1, “Summary of Significant Accounting Policies,” the Corporation adopted SFAS 157 effective January 1, 2008, with the exception of the application to nonfinancial assets and liabilities measured at fair value on a nonrecurring basis (such as other real estate owned and goodwill and other intangible assets for impairment testing) in accordance with FSP 157-2.

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

Investment securities available for sale: Where quoted prices are available in an active market, investment securities are classified in Level 1 of the fair value hierarchy. Level 1 investment securities primarily include U.S. Treasury, Federal agency, and exchange-traded debt and equity securities. If quoted market prices are not available for the specific security, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows, and are classified in Level 2 of the fair value hierarchy. Examples of these investment securities include obligations of state and political subdivisions, mortgage-related securities, and other debt securities. Lastly, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, securities are classified within Level 3 of the fair value hierarchy. The Corporation has determined that the fair value measures of its investment securities are classified within Level 1 or 2 of the fair value hierarchy. See Note 3, “Investment Securities,” for additional disclosure regarding the Corporation’s investment securities.

Derivative financial instruments: The Corporation uses interest rate swaps to manage its interest rate risk. In addition, the Corporation offers customer interest rate swaps, caps, and collars to service our customers’ needs, for which the Corporation simultaneously enters into offsetting derivative financial instruments (i.e., mirror interest rate swaps, caps, and collars) with third parties to manage its interest rate risk associated with the customer interest rate swaps, caps, and collars. The valuation of the Corporation’s derivative financial instruments is determined using discounted cash flow analysis on the expected cash flows of each derivative and, with the adoption of SFAS 157 beginning January 2008, also includes a nonperformance / credit risk component (credit valuation adjustment) not previously included. See Note 15, “Derivative and Hedging Activities,” for additional disclosure regarding the Corporation’s derivative financial instruments.

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

While the Corporation has determined that the majority of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions as of December 31, 2008, and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. Therefore, the Corporation has determined that the fair value measures of its derivative financial instruments in their entirety are classified within Level 2 of the fair value hierarchy.

Mortgage derivatives: Mortgage derivatives include rate-locked commitments to originate residential mortgage loans to individual customers and forward commitments to sell residential mortgage loans to various investors. The Corporation relies on an internal valuation model to estimate the fair value of its commitments to originate residential mortgage loans held for sale, which includes grouping the rate-lock commitments by interest rate and terms, applying an estimated pull-through rate based on historical experience, and then multiplying by quoted investor prices determined to be reasonably applicable to the loan commitment groups based on interest rate, terms, and rate-lock expiration dates of the loan commitment groups. The Corporation also relies on an internal valuation model to estimate the fair value of its forward commitments to sell residential mortgages (i.e., an estimate of what the Corporation would receive or pay to terminate the forward delivery contract based on market prices for similar financial instruments), which includes matching specific terms and maturities of the forward commitments against applicable investor pricing available. While there are Level 2 and 3 inputs used in the valuation models, the Corporation has determined that the majority of the inputs significant in the valuation of both of the mortgage derivatives fall within Level 3 of the fair value hierarchy. See Note 15, “Derivative and Hedging Activities,” for additional disclosure regarding the Corporation’s mortgage derivatives.

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

Mortgage servicing rights: Mortgage servicing rights do not trade in an active, open market with readily observable prices. While sales of mortgage servicing rights do occur, the precise terms and conditions typically are not readily available to allow for a “quoted price for similar assets” comparison. Accordingly, the Corporation relies on an internal discounted cash flow model to estimate the fair value of its mortgage servicing rights. The Corporation uses a valuation model in conjunction with third party prepayment assumptions to project mortgage servicing rights cash flows based on the current interest rate scenario, which is then discounted to estimate an expected fair value of the mortgage servicing rights. The valuation model considers portfolio characteristics of the underlying mortgages, contractually specified servicing fees, prepayment assumptions, discount rate assumptions, delinquency rates, late charges, other ancillary revenue, costs to service, and other economic factors. The Corporation reassesses and periodically adjusts the underlying inputs and assumptions used in the model to reflect market conditions and assumptions that a market participant would consider in valuing the mortgage servicing rights asset. In addition, the Corporation compares its fair value estimates and assumptions to observable market data for mortgage servicing rights, where available, and to recent market activity and actual portfolio experience. Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. The Corporation uses the amortization method (i.e., lower of amortized cost or estimated fair value measured on a nonrecurring basis), not fair value measurement accounting, for its mortgage servicing rights assets. See Note 5, “Goodwill and Other Intangible Assets,” for additional disclosure regarding the Corporation’s mortgage servicing rights.

The table below presents the Corporation’s investment securities available for sale, derivative financial instruments, and mortgage derivatives measured at fair value on a recurring basis as of December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Fair Value Measurements Using
	December 31, 2008	Level 1	Level 2	Level 3

	($ in Thousands)

Assets:
Investment securities available for sale	$5,349,417	$319,689	$5,029,728	$—
Derivatives (other assets)	79,706	—	75,576	4,130
Liabilities:
Derivatives (other liabilities)	$91,697	$—	$91,697	$—

The table below presents a rollforward of the balance sheet amounts for the year ended December 31, 2008, for financial instruments measured on a recurring basis and classified within Level 3 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value
Using Significant Unobservable Inputs (Level 3)
Derivatives
($ in Thousands)

Balance December 31, 2007	$(1,067)
Gains included in earnings (realized)	5,197

Balance December 31, 2008	$4,130

The table below presents the Corporation’s loans held for sale, loans, and mortgage servicing rights measured at fair value on a nonrecurring basis as of December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

		Fair Value Measurements Using
	December 31, 2008	Level 1	Level 2	Level 3

	($ in Thousands)

Assets:
Loans held for sale	$87,084	$—	$87,084	$—
Loans(1)	133,627	—	133,627	—
Mortgage servicing rights	45,568	—	—	45,568

(1)	Represents collateral-dependent impaired loans, net, which are included in loans.

Fair Value of Financial Instruments:

The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Corporation’s financial instruments.

The estimated fair values of the Corporation’s financial instruments on the balance sheet at December 31 were as follows:

	2008		2007
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

	($ in Thousands)

Financial assets:
Cash and due from banks	$533,338	$533,338	$553,031	$553,031
Interest-bearing deposits in other financial institutions	12,649	12,649	11,671	11,671
Federal funds sold and securities purchased under agreements to resell	24,741	24,741	22,447	22,447
Accrued interest receivable	98,335	98,335	109,088	109,088
Interest rate swap, cap, and collar agreements(1)	75,576	75,576	16,116	16,116
Investment securities available for sale	5,349,417	5,349,417	3,543,019	3,543,019
Loans held for sale	87,084	87,161	94,441	94,441
Loans, net	16,018,530	15,527,838	15,315,682	15,435,448
Bank owned life insurance	510,663	510,663	491,294	491,294
Financial liabilities:
Deposits	15,154,796	15,154,796	13,973,913	13,995,258
Accrued interest payable	31,947	31,947	39,382	39,382
Short-term borrowings	3,703,936	3,703,936	3,226,787	3,226,787
Long-term funding	1,861,647	1,981,566	1,864,771	1,881,852
Interest rate swap, cap, and collar agreements(1)	91,697	91,697	18,138	18,138
Standby letters of credit(2)	3,672	3,672	3,692	3,692
Commitments to originate residential
mortgage loans held for sale	6,630	6,630	590	590
Forward commitments to sell residential mortgage loans	(2,500)	(2,500)	477	477

(1)	At December 31, 2008 and 2007, the notional amount of non-trading interest rate swap agreements was $400 million and $375 million, respectively. See Note 15 for information on the fair value of derivative financial instruments.

(2)	The commitment on standby letters of credit was $0.6 billion at both December 31, 2008 and 2007. See Note 14 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.

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

Restrictions on Cash and Due From Banks

The Corporation’s bank subsidiary is required to maintain certain vault cash and reserve balances with the Federal Reserve Bank to meet specific reserve requirements. These requirements approximated $22 million at December 31, 2008.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total and tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2008 and 2007, that the Corporation meets all capital adequacy requirements to which it is subject.

As of December 31, 2008 and 2007, the most recent notifications from the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation categorized the subsidiary bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the subsidiary bank must maintain minimum total risk-based, tier 1 risk-based, and tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions’ category. The actual capital amounts and ratios of the Corporation and its significant subsidiary are presented below. No deductions from capital were made for interest rate risk in 2008 or 2007.

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions:(2)
($ In Thousands)	Amount	Ratio(1)	Amount	Ratio(1)	Amount	Ratio(1)

As of December 31, 2008:
Associated Banc-Corp
Total Capital	$2,446,597	13.76%	$1,422,715	≥8.00%
Tier 1 Capital	2,117,680	11.91	711,358	≥4.00%
Leverage	2,117,680	9.75	869,139	≥4.00%
Associated Bank, N.A.
Total Capital	$1,794,979	10.32	$1,391,227	≥8.00%	$1,739,033	≥10.00%
Tier 1 Capital	1,576,864	9.07	695,613	≥4.00%	1,043,420	≥ 6.00%
Leverage	1,576,864	7.31	862,936	≥4.00%	1,078,670	≥ 5.00%
As of December 31, 2007:
Associated Banc-Corp
Total Capital	$1,888,346	10.92%	$1,383,408	≥8.00%
Tier 1 Capital	1,566,872	9.06	691,704	≥4.00%
Leverage	1,566,872	7.83	800,474	≥4.00%
Associated Bank, N.A.
Total Capital	$1,706,518	10.04	$1,359,997	≥8.00%	$1,699,997	≥10.00%
Tier 1 Capital	1,513,235	8.90	679,999	≥4.00%	1,019,998	≥ 6.00%
Leverage	1,513,235	7.63	793,289	≥4.00%	991,612	≥ 5.00%

(1)
— Total Capital ratio is defined as tier 1 capital plus tier 2 capital divided by total risk-weighted assets. The Tier 1 Capital ratio is defined as tier 1 capital divided by total risk-weighted assets. The leverage ratio is defined as tier 1 capital divided by the most recent quarter’s average total assets.

(2)	— Prompt corrective action provisions are not applicable at the bank holding company level.

NOTE 19	EARNINGS PER COMMON SHARE:

Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of common stock awards (outstanding stock options, unvested restricted stock, and outstanding stock warrants) and unsettled share repurchases. Presented below are the calculations for basic and diluted earnings per common share.

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)

Net income	$168,452	$285,752	$316,645
Preferred dividends and discount accretion	(3,250)	—	—

Net income available to common equity	$165,202	$285,752	$316,645

Weighted average common shares outstanding	127,501	127,408	132,006
Effect of dilutive stock awards and unsettled share repurchases	390	1,020	1,126

Diluted weighted average common shares outstanding	127,891	128,428	133,132
Basic earnings per common share	$1.30	$2.24	$2.40

Diluted earnings per common share	$1.29	$2.23	$2.38

NOTE 20	SEGMENT REPORTING:

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

The accounting policies of the segments are the same as those described in Note 1. Selected segment information is presented below.

		Wealth		Consolidated
	Banking	Management	Other	Total
	($ in Thousands)

2008
Net interest income	$695,370	$778	$—	$696,148
Provision for loan losses	202,058	—	—	202,058
Noninterest income	200,515	105,043	(3,851)	301,707
Depreciation and amortization	49,799	1,468	—	51,267
Other noninterest expense	455,355	70,746	(3,851)	522,250
Income taxes	40,385	13,443	—	53,828

Net income	$148,288	$20,164	$—	$168,452

Percent of consolidated net income	88%	12%	—%	100%
Total assets	$24,133,439	$115,690	$(57,062)	$24,192,067

Percent of consolidated total assets	100%	—%	—%	100%
Total revenues*	$895,885	$105,821	$(3,851)	$997,855
Percent of consolidated total revenues	90%	10%	—%	100%
2007
Net interest income	$643,306	$507	$—	$643,813
Provision for loan losses	34,509	—	—	34,509
Noninterest income	259,259	107,473	(3,884)	362,848
Depreciation and amortization	48,314	1,695	—	50,009
Other noninterest expense	435,255	71,578	(3,884)	502,949
Income taxes	119,559	13,883	—	133,442

Net income	$264,928	$20,824	$—	$285,752

Percent of consolidated net income	93%	7%	—%	100%
Total assets	$21,527,456	$110,105	$(45,478)	$21,592,083

Percent of consolidated total assets	100%	—%	—%	100%
Total revenues*	$902,565	$107,980	$(3,884)	$1,006,661
Percent of consolidated total revenues	90%	10%	—%	100%
2006
Net interest income	$669,047	$502	$—	$669,549
Provision for loan losses	19,056	—	—	19,056
Noninterest income	217,160	101,904	(3,163)	315,901
Depreciation and amortization	51,562	1,906	—	53,468
Other noninterest expense	397,003	69,307	(3,163)	463,147
Income taxes	120,657	12,477	—	133,134

Net income	$297,929	$18,716	$—	$316,645

Percent of consolidated net income	94%	6%	—%	100%
Total assets	$20,797,528	$94,931	$(31,075)	$20,861,384

Percent of consolidated total assets	100%	—%	—%	100%
Total revenues*	$886,207	$102,406	$(3,163)	$985,450
Percent of consolidated total revenues	90%	10%	—%	100%

*	Total revenues for this segment disclosure are defined to be the sum of net interest income plus noninterest income, net of mortgage servicing rights amortization.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Associated Banc-Corp:

We have audited the accompanying consolidated balance sheets of Associated Banc-Corp and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Associated Banc-Corp and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Associated Banc-Corp’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP
Chicago, Illinois
February 26, 2009

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

As of December 31, 2008, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2008. No changes were made to the Corporation’s internal control over financial reporting (as defined Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

As of December 31, 2008, management assessed the effectiveness of the Corporation’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on this assessment, management has determined that the Corporation’s internal control over financial reporting as of December 31, 2008, was effective.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Corporation included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2008. The report, which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2008, is included under the heading “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Associated Banc-Corp:

We have audited Associated Banc-Corp’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Associated Banc-Corp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Associated Banc-Corp’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Associated Banc-Corp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Associated Banc-Corp and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 26, 2009 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP
Chicago, Illinois
February 26, 2009

ITEM 9B.	OTHER INFORMATION

Prior to December 31, 2008, in connection with the Corporation’s executive succession planning, pending the appointment of successors to the positions of Executive Vice President, Wealth Management and Executive Vice President, Corporate Banking, Lisa B. Binder, the Corporation’s President and Chief Operating Officer, assumed the responsibilities of these positions from Mark J. McMullen and Gordon J. Weber, respectively, who remain employed by the Corporation to facilitate this transition.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in the Corporation’s definitive Proxy Statement, prepared for the 2009 Annual Meeting of Shareholders, which contains information concerning directors of the Corporation under the captions “Election of Directors” and “Information About the Board of Directors”; information concerning executive officers of the Corporation under the caption “Information About the Executive Officers,”; and information concerning Section 16(a) compliance under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information in the Corporation’s definitive Proxy Statement, prepared for the 2009 Annual Meeting of Shareholders, which contains information concerning this item, under the caption “Executive Compensation,” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the Corporation’s definitive Proxy Statement, prepared for the 2009 Annual Meeting of Shareholders, which contains information concerning this item, under the caption “Stock Ownership,” is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2008, regarding shares outstanding and available for issuance under the Corporation’s existing equity compensation plans. Additional information regarding stock-based compensation is presented in Note 11, “Stock-Based Compensation,” of the notes to consolidated financial statements within Part II, Item 8, “Financial Statements and Supplementary Data.”

(c)
Number of
Securities
	(a)		Remaining Available
	Number of		for Future Issuance
	Securities to be	(b)	Under Equity
	Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(excluding
	Outstanding	Outstanding	securities
	Options, Warrants	Options, Warrants	reflected in column
Plan Category	and Rights	and Rights	(a))

Equity compensation plans approved by security holders	6,300,794	$27.71	3,521,583
Equity compensation plans not approved by security holders	280,908	21.76	2,780,864

Total	6,581,702	$27.45	6,302,447

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the Corporation’s definitive Proxy Statement, prepared for the 2009 Annual Meeting of Shareholders, which contains information concerning this item under the caption “Related Person Transactions,” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in the Corporation’s definitive Proxy Statement, prepared for the 2009 Annual meeting of Shareholders, which contains information concerning this item under the caption “Fees Paid to Independent Registered Public Accounting Firm,” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1 and 2 Financial Statements and Financial Statement Schedules

The following financial statements and financial statement schedules are included under a separate caption “Financial Statements and Supplementary Data” in Part II, Item 8 hereof and are incorporated herein by reference.

Consolidated Balance Sheets—December 31, 2008 and 2007

Consolidated Statements of Income—For the Years Ended December 31, 2008, 2007, and 2006

Consolidated Statements of Changes in Stockholders’ Equity—For the Years Ended December 31, 2008, 2007, and 2006

Consolidated Statements of Cash Flows—For the Years Ended December 31, 2008, 2007, and 2006

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(a)	3 Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description

(3)(a)	Amended and Restated Articles of Incorporation	Exhibit(3) to Report on Form 10-Q filed on May 8, 2006
(3)(b)	Articles of Amendment to the Amended and Restated Articles of Incorporation (TARP Capital Purchase Program Fixed Rate Cumulative Perpetual Preferred Stock, Series A)	Exhibit (3.1) to Report on Form 8-K filed on November 21, 2008
(3)(c)	Amended and Restated Bylaws	Exhibit (3.1) to Report on Form 8-K filed on April 24, 2008
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
(4)(b)	Warrant for Purchase of Common Stock, issue date November 21, 2008 (TARP Capital Purchase Program)	Exhibit (4.1) to Report on Form 8-K filed on November 21, 2008
*(10)(a)	Associated Banc-Corp 1987 Long-Term Incentive Stock Plan, Amended and Restated Effective January 1, 2008	Filed herewith
*(10)(b)	Associated Banc-Corp 1999 Long-Term Incentive Stock Plan, Amended and Restated Effective January 1, 2008	Filed herewith
*(10)(c)	Associated Banc-Corp 2003 Long-Term Incentive Stock Plan, Amended and Restated Effective January 1, 2008	Filed herewith
*(10)(d)	Form of Incentive Stock Option Agreement Pursuant to Associated Banc-Corp 2003 Long-Term Incentive Stock Plan, Amended and Restated Effective January 1, 2008	Filed herewith
*(10)(e)	Form of Non Qualified Stock Option Agreement Pursuant to Associated Banc-Corp 2003 Long-Term Incentive Stock Plan, Amended and Restated Effective January 1, 2008	Filed herewith
*(10)(f)	Form of Restricted Stock Agreement—Performance Based Restricted Shares Pursuant to Associated Banc-Corp 2003 Long-Term Incentive Stock Plan, Amended and Restated Effective January 1, 2008	Filed herewith
*(10)(g)	Form of Restricted Stock Agreement—Service Based Restricted Shares Pursuant to Associated Banc-Corp 2003 Long-Term Incentive Stock Plan, Amended and Restated Effective January 1, 2008	Filed herewith

Exhibit Number	Description

*(10)(h)	Associated Banc-Corp Deferred Compensation Plan	Filed herewith
*(10)(i)	Associated Banc-Corp Directors’ Deferred Compensation Plan, Restated Effective January 1, 2008	Filed herewith
*(10)(j)	Associated Banc-Corp Cash Incentive Compensation Plan, Amended and Restated Effective January 1, 2008	Filed herewith
*(10)(k)	Associated Banc-Corp Supplemental Executive Retirement Plan, Restated Effective January 1, 2008	Filed herewith
*(10)(l)	Change of Control Plan of the Corporation, Restated Effective January 1, 2008	Filed herewith
(10)(m)	Letter Agreement, dated November 21, 2008, between Associated Banc-Corp and the United States Department of the Treasury, which includes the Securities Purchase Agreement attached thereto, with respect to the issuance and sale of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A and Warrant to purchase Common Stock (TARP Capital Purchase Program)	Exhibit (10.1) to Report on Form 8-K filed on November 21, 2008
*(10)(n)	Form of Senior Executive Officer Compensation Waiver (TARP Capital Purchase Program)	Exhibit (10.2) to Report on Form 8-K filed on November 21, 2008
*(10)(o)	Form of TARP Capital Purchase Program Compliance, Amendment and Consent Agreement (including Clawback Policy)	Exhibit (10.3) to Report on Form 8-K filed on November 21, 2008
(11)	Statement Re Computation of Per Share Earnings	See Note 19 in Part II Item 8
(21)	Subsidiaries of Associated Banc-Corp	Filed herewith
(23)	Consent of Independent Registered Public Accounting Firm	Filed herewith
(24)	Power of Attorney	Filed herewith
(31.1)	Certification Under Section 302 of Sarbanes-Oxley by Paul S. Beideman, Chief Executive Officer	Filed herewith
(31.2)	Certification Under Section 302 of Sarbanes-Oxley by Joseph B. Selner, Chief Financial Officer	Filed herewith
(32)	Certification by the CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley.	Filed herewith

*	Management contracts and arrangements.

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

ASSOCIATED BANC-CORP

Date: February 26, 2009	By: /s/ PAUL S. BEIDEMAN Paul S. Beideman Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paul S. Beideman Paul S. Beideman Chairman and Chief Executive Officer and Director	/s/ William R. Hutchinson * William R. Hutchinson Director

/s/ Joseph B. Selner Joseph B. Selner Chief Financial Officer Principal Financial Officer and Principal Accounting Officer	/s/ Eileen A. Kamerick * Eileen A. Kamerick Director

/s/ Lisa B. Binder Lisa B. Binder President, Chief Operating Officer and Director	/s/ Richard T. Lommen * Richard T. Lommen Director

/s/ Karen T. Beckwith * Karen T. Beckwith Director	/s/ John C. Meng * John C. Meng Director

/s/ Ruth M. Crowley * Ruth M. Crowley Director	/s/ J. Douglas Quick * J. Douglas Quick Director

/s/ Robert C. Gallagher * Robert C. Gallagher Director	/s/ Carlos E. Santiago * Carlos E. Santiago Director

/s/ Ronald R. Harder * Ronald R. Harder Director	/s/ John C. Seramur * John C. Seramur Director

* /s/ Brian R. Bodager Brian R. Bodager Attorney-in-Fact

Date: February 26, 2009