Form 10-Q
period 2009-03-31
ASSOCIATED BANC-CORP
filed 2009-05-06
CIK 7789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-5519 and 001-31343
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of registrant’s common stock, par value $0.01 per share, at April 30, 2009, was 127,862,358.

ASSOCIATED BANC-CORP

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements:
ASSOCIATED BANC-CORP
Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
	(In Thousands, except share data)
ASSETS
Cash and due from banks	$378,645	$533,338
Interest-bearing deposits in other financial institutions	12,527	12,649
Federal funds sold and securities purchased under agreements to resell	48,578	24,741
Investment securities available for sale, at fair value	5,495,822	5,349,417
Loans held for sale	355,077	87,084
Loans	15,917,952	16,283,908
Allowance for loan losses	(313,228)	(265,378)

Loans, net	15,604,724	16,018,530
Premises and equipment, net	187,685	190,942
Goodwill	929,168	929,168
Other intangible assets, net	72,965	80,165
Other assets	1,264,534	966,033

Total assets	$24,349,725	$24,192,067

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$2,818,088	$2,814,079
Interest-bearing deposits, excluding brokered certificates of deposit	12,132,610	11,551,181
Brokered certificates of deposit	922,491	789,536

Total deposits	15,873,189	15,154,796
Short-term borrowings	3,365,130	3,703,936
Long-term funding	1,961,604	1,861,647
Accrued expenses and other liabilities	252,633	595,185

Total liabilities	21,452,556	21,315,564

Stockholders’ equity
Preferred equity	508,766	508,008
Common stock	1,284	1,281
Surplus	1,075,598	1,073,218
Retained earnings	1,287,687	1,293,941
Accumulated other comprehensive income	23,931	55
Treasury stock, at cost	(97)	—

Total stockholders’ equity	2,897,169	2,876,503

Total liabilities and stockholders’ equity	$24,349,725	$24,192,067

Preferred shares issued	525,000	525,000
Preferred shares authorized (par value $1.00 per share)	750,000	750,000
Common shares issued	128,428,814	128,116,669
Common shares authorized (par value $0.01 per share)	250,000,000	250,000,000
Treasury shares of common stock	6,061	—
     See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In Thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$202,025	$255,053
Interest and dividends on investment securities and deposits in other financial institutions:
Taxable	50,903	31,352
Tax exempt	9,494	10,259
Interest on federal funds sold and securities purchased under agreements to resell	63	206

Total interest income	262,485	296,870
INTEREST EXPENSE
Interest on deposits	46,599	81,506
Interest on short-term borrowings	5,154	28,173
Interest on long-term funding	21,454	22,074

Total interest expense	73,207	131,753

NET INTEREST INCOME	189,278	165,117
Provision for loan losses	105,424	23,002

Net interest income after provision for loan losses	83,854	142,115
NONINTEREST INCOME
Trust service fees	8,477	10,074
Service charges on deposit accounts	27,205	23,684
Card-based and other nondeposit fees	10,174	11,425
Retail commission income	15,512	16,115
Mortgage banking, net	4,267	6,945
Bank owned life insurance income	5,772	4,861
Asset sale losses, net	(1,107)	(456)
Investment securities gains (losses), net	10,596	(2,940)
Other	8,081	12,920

Total noninterest income	88,977	82,628
NONINTEREST EXPENSE
Personnel expense	77,098	75,643
Occupancy	12,881	13,264
Equipment	4,589	4,597
Data processing	7,597	7,121
Business development and advertising	4,737	5,041
Other intangible asset amortization expense	1,386	1,569
Legal and professional fees	4,241	2,773
Foreclosure/OREO expense	5,013	1,969
FDIC expense	5,775	406
Other	17,947	23,929

Total noninterest expense	141,264	136,312

Income before income taxes	31,567	88,431
Income tax expense (benefit)	(11,158)	21,966

Net income	$42,725	$66,465
Preferred stock dividends and discount accretion	7,321	—

Net income available to common equity	$35,404	$66,465

Earnings per common share:
Basic	$0.28	$0.52
Diluted	$0.28	$0.52
Average common shares outstanding:
Basic	127,839	127,298
Diluted	127,845	127,797
See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

					Accumulated
					Other
	Preferred	Common		Retained	Comprehensive	Treasury
	Equity	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
			($ in Thousands, except per share data)

Balance, December 31, 2007	$—	$1,278	$1,040,694	$1,305,136	$(2,498)	$(14,905)	$2,329,705
Adjustment for adoption of EITFs 06-4 and 06-10	—	—	—	(2,515)	—	—	(2,515)

Balance, January 1, 2008, as adjusted	$—	$1,278	$1,040,694	$1,302,621	$(2,498)	$(14,905)	$2,327,190
Comprehensive income:
Net income	—	—	—	66,465	—	—	66,465
Other comprehensive income	—	—	—	—	22,629	—	22,629

Comprehensive income							89,094

Cash dividends, $0.31 per share	—	—	—	(39,575)	—	—	(39,575)
Common stock issued:
Stock-based compensation plans, net	—	—	204	(10,938)	—	13,502	2,768
Stock-based compensation, net	—	—	1,776	—	—	—	1,776
Tax benefit of stock options	—	—	1,165	—	—	—	1,165

Balance, March 31, 2008	$—	$1,278	$1,043,839	$1,318,573	$20,131	$(1,403)	$2,382,418

Balance, December 31, 2008	$508,008	$1,281	$1,073,218	$1,293,941	$55	$—	$2,876,503
Comprehensive income:
Net income	—	—	—	42,725	—	—	42,725
Other comprehensive income	—	—	—	—	23,876	—	23,876

Comprehensive income							66,601

Common stock issued:
Stock-based compensation plans, net	—	3	71	(569)	—	511	16
Purchase of treasury stock	—	—	—	—	—	(608)	(608)
Cash dividends:
Common stock, $0.32 per share	—	—	—	(41,089)	—	—	(41,089)
Preferred stock	—	—	—	(6,563)	—	—	(6,563)
Accretion of preferred stock discount	758	—	—	(758)	—	—	—
Stock-based compensation, net	—	—	2,308	—	—	—	2,308
Tax benefit of stock options	—	—	1	—	—	—	1

Balance, March 31, 2009	$508,766	$1,284	$1,075,598	$1,287,687	$23,931	$(97)	$2,897,169

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008
	($ in Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$42,725	$66,465
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	105,424	23,002
Depreciation and amortization	7,725	6,233
Addition to valuation allowance on mortgage servicing rights, net	12,300	2,195
Amortization of mortgage servicing rights	3,990	3,784
Amortization of other intangible assets	1,386	1,569
Amortization and accretion on earning assets, funding, and other, net	10,141	1,704
Tax benefit from exercise of stock options	1	1,165
Excess tax benefit from stock-based compensation	—	(170)
(Gain) loss on sales of investment securities, net and impairment write-downs	(10,596)	2,940
Loss on sales of assets, net	1,107	456
Gain on mortgage banking activities, net	(15,008)	(7,894)
Mortgage loans originated and acquired for sale	(1,079,732)	(516,780)
Proceeds from sales of mortgage loans held for sale	813,580	484,082
(Increase) decrease in interest receivable	(3,294)	5,489
Decrease in interest payable	(6,324)	(8,663)
Net change in other assets and other liabilities	288,204	21,539

Net cash provided by operating activities	171,629	87,116

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(294,767)	(291,254)
Purchases of:
Investment securities	(1,480,589)	(228,352)
Premises, equipment, and software, net of disposals	(3,439)	(6,609)
Other assets	(3,339)	(2,826)
Proceeds from:
Sales of investment securities	266,000	254
Calls and maturities of investment securities	778,546	204,412
Sales of other assets	3,668	4,546

Net cash used in investing activities	(733,920)	(319,829)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	718,393	(91,739)
Net increase (decrease) in short-term borrowings	(338,806)	625,737
Repayment of long-term funding	(200,030)	(428,360)
Proceeds from issuance of long-term funding	300,000	100,000
Cash dividends on common stock	(41,089)	(39,575)
Cash dividends on preferred stock	(6,563)	—
Proceeds from exercise of stock options, net	16	2,768
Purchase of treasury stock	(608)	—
Excess tax benefit from stock-based compensation	—	170

Net cash provided by financing activities	431,313	169,001

Net decrease in cash and cash equivalents	(130,978)	(63,712)
Cash and cash equivalents at beginning of period	570,728	587,149

Cash and cash equivalents at end of period	$439,750	$523,437

Supplemental disclosures of cash flow information:
Cash paid for interest	$79,531	$140,416
Cash paid for income taxes	8,913	85
Loans and bank premises transferred to other real estate owned	11,812	5,355
Capitalized mortgage servicing rights	10,476	5,805

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Notes to Consolidated Financial Statements
These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with U.S. generally accepted accounting principles have been omitted or abbreviated. The information contained in the consolidated financial statements and footnotes in Associated Banc-Corp’s 2008 annual report on Form 10-K, should be referred to in connection with the reading of these unaudited interim financial statements.
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
NOTE 3: New Accounting Pronouncements Adopted
In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 163, “Accounting for Financial Guarantee Insurance Contracts — An Interpretation of FASB Statement No. 60” (“SFAS 163”). This statement requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Expanded disclosures about financial guarantee insurance contracts are also required by this statement. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 31, 2008. The Corporation adopted SFAS 163 at the beginning of 2009, as required, with no material impact on its results of operations, financial position and liquidity.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 applies to all derivative instruments and provides financial statement users with increased qualitative, quantitative, and credit-risk disclosures. It requires enhanced disclosures about how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is to be applied prospectively for interim periods and fiscal years beginning after November 15, 2008. The Corporation adopted SFAS 161 at the beginning of 2009. See Note 11, “Derivative and Hedging Activities,” for additional disclosures.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 requires noncontrolling interests to be treated as a separate component of equity, rather than a liability or other item outside of equity. This statement also requires the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the income statement. Changes in a parent’s ownership interest, as long as the parent retains a controlling financial interest, must be accounted for as equity transactions, and should a parent cease to have a controlling financial interest, SFAS 160 requires the parent to recognize a gain or loss in net income. Expanded disclosures in the consolidated financial statements are required by this statement and must clearly identify and distinguish between the interest of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is to be applied prospectively for fiscal years beginning on or after December 15, 2008, with the exception of presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Corporation adopted SFAS 160 as required in 2009, with no material impact on its results of operations, financial position and liquidity.
In December 2007, the FASB issued SFAS No. 141 (revised December 2007), “Business Combinations” (“SFAS 141R”), which replaces FASB Statement No. 141, “Business Combinations.” This statement requires an acquirer to recognize identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their full fair values at that date, with limited exceptions. Assets and liabilities assumed that arise from contractual contingencies as of the acquisition date must also be measured at their acquisition-date full fair values. SFAS 141R requires the acquirer to recognize goodwill as of the acquisition date, and in the case of a bargain purchase business combination, the acquirer shall recognize a gain. Acquisition-related costs are to be expensed in the periods in which the costs are incurred and the services are received. Additional presentation and disclosure requirements have also been established to enable financial statement users to evaluate and understand the nature and financial effects of business combinations. SFAS 141R is to be applied prospectively for acquisition dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Corporation adopted SFAS 141R at the beginning of 2009. The Corporation did not have any business combination activity for the three months ended March 31, 2009.
In February 2008, the FASB issued FASB Staff Positions (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” (“FSP 157-2”). FSP 157-2 delays the effective date of FASB Statement No. 157, “Fair Value Measurements,” (“SFAS 157”) for all nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. The Corporation adopted FSP 157-2 at the beginning of 2009, as required, with no material impact on its results of operations, financial position and liquidity. See Note 13, “Fair Value Measurements,” for additional disclosures.
In June 2008, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). This issue requires companies with (1) options or warrants on their own shares, including market-based employee stock option valuation instruments; (2) forward contracts on their own shares, including forward contracts entered into as part of an accelerated share repurchase program; and (3) convertible debt instruments and convertible preferred stock to evaluate whether an instrument (or embedded feature) is indexed to its own stock. In order to complete this evaluation, EITF 07-5 requires companies to use a two-step approach, in which companies must first evaluate any contingencies, and then evaluate the instrument’s settlement provisions. By meeting the requirements set forth in these two steps, an instrument will be considered indexed to its own stock and exempt from the application of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). EITF 07-5 also determined equity-linked financial instruments whose strike price is denominated in a currency other than the issuer’s functional currency is not considered indexed to its own stock. Further, employee stock option valuation instruments were determined to generally be accounted for as derivatives under SFAS 133. EITF 07-5 will be effective for fiscal years beginning after December 15, 2008. The Corporation adopted EITF 07-5 at the beginning of 2009, as required, with no material impact on its results of operations, financial position and liquidity.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Transactions Are Participating Securities” (“FSP EITF 03-6-1”). The FASB determined in this FSP that all outstanding unvested share-based payment awards with rights to nonforfeitable dividends are considered participating securities. Because they are considered participating securities, FSP EITF 03-6-1 requires companies to apply the two-class method of computing basic and diluted EPS. This FSP is effective for fiscal years beginning after December 15, 2008. The Corporation adopted FSP EITF 03-6-1 at the beginning of 2009, as required, with no material impact on its results of operations, financial position and liquidity. See Note 4, “Earnings Per Share,” for additional disclosures.
In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This FSP amends the list of factors companies should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets.” In addition to the amendment of the list of factors that companies should consider, FSP 142-3 requires additional disclosures for recognized intangible assets to help financial statement users understand the extent to which expected future cash flows associated with intangible assets are affected by the company’s intent or ability to renew or extend the arrangement associated with the intangible asset. While the guidance on determining useful lives is only applicable to intangible assets acquired after the FSP’s effective date, the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and after, the FSP’s effective date. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Corporation adopted FSP 142-3 in 2009, with no material impact on its results of operations, financial position and liquidity.

NOTE 4: Earnings Per Share
Earnings per share are calculated utilizing the two-class method. Basic earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of shares adjusted for the dilutive effect of common stock awards (outstanding stock options, unvested restricted stock, and outstanding stock warrants) and unsettled share repurchases. Presented below are the calculations for basic and diluted earnings per common share.

	For the three months ended March 31,
	2009	2008
	(In Thousands, except per share data)
Net income	$42,725	$66,465
Preferred dividends and discount accretion	(7,321)	—

Net income available to common equity	35,404	66,465

Common shareholder dividends	(40,920)	(39,468)
Unvested share-based payment awards	(169)	(107)

Undistributed earnings	$(5,685)	$26,890

Basic
Distributed earnings to common shareholders	$40,920	$39,468
Undistributed earnings to common shareholders	(5,685)	26,826

Total common shareholders earnings, basic	$35,235	$66,294

Diluted
Distributed earnings to common shareholders	$40,920	$39,468
Undistributed earnings to common shareholders	(5,685)	26,826

Total common shareholders earnings, diluted	$35,235	$66,294

Weighted average common shares outstanding	127,839	127,298
Effect of dilutive stock awards and unsettled share repurchases	6	499

Diluted weighted average common shares outstanding	127,845	127,797

Basic earnings per common share	$0.28	$0.52

Diluted earnings per common share	$0.28	$0.52

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
Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock option represents the period of time that stock options are expected to be outstanding and is estimated using historical data of stock option exercises and forfeitures. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the historical volatility of the Corporation’s stock. The following assumptions were used in estimating the fair value for options granted in the first quarter of 2009 and full year 2008:

	2009	2008
Dividend yield	5.00%	5.12%
Risk-free interest rate	1.84%	2.77%
Expected volatility	35.70%	21.32%
Weighted average expected life	6 yrs	6 yrs
Weighted average per share fair value of options	$3.59	$2.74
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
A summary of the Corporation’s stock option activity for the year ended December 31, 2008 and for the three months ended March 31, 2009, is presented below.

		Weighted Average	Weighted Average Remaining	Aggregate Intrinsic Value
Stock Options	Shares	Exercise Price	Contractual Term	(000s)

Outstanding at December 31, 2007	6,319,413	$27.43
Granted	1,256,790	24.35
Exercised	(576,685)	18.20
Forfeited or expired	(417,816)	30.55

Outstanding at December 31, 2008	6,581,702	$27.45	5.87	$(42,922)

Options exercisable at December 31, 2008	4,770,537	$27.44	4.77	$(31,076)

Outstanding at December 31, 2008	6,581,702	$27.45
Granted	931,498	17.26
Exercised	(945)	16.70
Forfeited or expired	(108,840)	23.92

Outstanding at March 31, 2009	7,403,415	$26.22	6.00	$(79,753)

Options exercisable at March 31, 2009	5,327,619	$27.69	4.78	$(65,187)

The following table summarizes information about the Corporation’s nonvested stock option activity for the year ended December 31, 2008, and for the three months ended March 31, 2009.

		Weighted Average
Stock Options	Shares	Grant Date Fair Value

Nonvested at December 31, 2007	1,030,125	$6.03
Granted	1,256,790	2.74
Vested	(337,557)	6.06
Forfeited	(138,193)	4.66

Nonvested at December 31, 2008	1,811,165	$3.85

Granted	931,498	3.59
Vested	(635,252)	4.21
Forfeited	(31,615)	4.09

Nonvested at March 31, 2009	2,075,796	$3.62

For the quarter ended March 31, 2009, the intrinsic value of stock options exercised was immaterial (less than $0.1 million), while for the year ended December 31, 2008, the intrinsic value of stock options exercised was $3.8 million. (Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option.) During the first quarter of 2009, less than $0.1 million was received for the exercise of stock options. The total fair value of stock options that vested was $2.7 million for the first three months of 2009 and $2.0 million for the year ended December 31, 2008. For the quarters ended March 31, 2009 and 2008, the Corporation recognized compensation expense of $1.0 million and $0.8 million, respectively, for the vesting of stock options. For the full year 2008, the Corporation recognized compensation expense of $3.0 million for the vesting of stock options. At March 31, 2009, the Corporation had $6.4 million of unrecognized compensation expense related to stock options that is expected to be recognized over the remaining contractual terms that extend predominantly through fourth quarter 2011.
The following table summarizes information about the Corporation’s restricted stock shares activity for the year ended December 31, 2008, and for the three months ended March 31, 2009.

		Weighted Average
Restricted Stock	Shares	Grant Date Fair Value

Outstanding at December 31, 2007	164,840	$33.14
Granted	265,900	24.43
Vested	(69,074)	32.47
Forfeited	(7,339)	32.21

Outstanding at December 31, 2008	354,327	$26.75

Granted	346,633	16.79
Vested	(136,213)	28.38
Forfeited	(2,079)	28.18

Outstanding at March 31, 2009	562,668	$20.22

The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period. Expense for restricted stock awards of approximately $1.3 million and $1.0 million was recorded for the three months ended March 31, 2009 and 2008, respectively, while expense for restricted stock awards of approximately $4.0 million was recognized for the full year 2008. The Corporation had $10.0 million of unrecognized compensation costs related to restricted stock shares at March 31, 2009, that is expected to be recognized over the remaining contractual terms that extend predominantly through fourth quarter 2011.
The Corporation issues shares from treasury, when available, or new shares upon the exercise of stock options and vesting of restricted stock shares. The Board of Directors has authorized management to repurchase shares of the Corporation’s common stock each quarter in the market, to be made available for issuance in connection with the Corporation’s employee incentive plans and for other corporate purposes. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities, and is subject to restrictions under the Capital Purchase Program (“CPP”).

NOTE 6: Investment Securities
     The amortized cost and fair values of investment securities available for sale were as follows.

	March 31, 2009	December 31, 2008
	($ in Thousands)
Amortized cost	$5,400,703	$5,291,076
Gross unrealized gains	106,225	72,553
Gross unrealized losses	(11,106)	(14,212)

Fair value	$5,495,822	$5,349,417

The following represents gross unrealized losses and the related fair value of investment securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2009.

	Less than 12 months		12 months or more		Total
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	($ in Thousands)
March 31, 2009:
Federal agency securities	$(1)	$51	$—	$—	$(1)	$51

Obligations of state and political subdivisions (municipal securities)	(1,828)	93,525	(264)	10,539	(2,092)	104,064
Mortgage-related securities	(1,224)	313,429	(7,176)	68,593	(8,400)	382,022
Other securities (debt and equity)	(613)	4,957	—	—	(613)	4,957

Total	$(3,666)	$411,962	$(7,440)	$79,132	$(11,106)	$491,094

The Corporation continues to monitor its exposure to other-than-temporary impairment that may result due to adverse economic conditions currently being experienced. Based on the Corporation’s evaluation, management does not believe any individual unrealized loss at March 31, 2009 represents an other-than-temporary impairment as these unrealized losses are primarily attributable to changes in interest rates and the current volatile market conditions, and not credit deterioration. At March 31, 2009, the number of investment securities in an unrealized loss position for less than 12 months for municipal and mortgage-related securities was 187 and 47, respectively. For investment securities in an unrealized loss position for 12 months or more, the number of individual securities in the municipal and mortgage-related categories was 17 and 36, respectively. The unrealized losses reported for mortgage-related securities relate to non-agency backed collateralized mortgage obligations as well as mortgage-backed securities issued by government agencies such as the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). The Corporation currently has both the intent and ability to hold the securities contained in the previous table for a time necessary to recover the amortized cost.
The Corporation recognized net investment securities gains of $10.6 million for the first quarter of 2009. These net investment securities gains were attributable to gains of $13.8 million on the sale of mortgage-related securities, partially offset by a $2.9 million loss on the sale of a mortgage-related security and other-than-temporary write-downs of $0.3 million on the Corporation’s holding of various equity securities. At March 31, 2009, the remaining carrying values of the specific securities with other-than-temporary write-downs were $32.6 million for the non-agency mortgage-related security, $0.2 million for the FHLMC and FNMA preferred stock securities combined, $3.9 million for the trust preferred debt securities pools, and $0.3 million for the common equity securities.
For 2008, the Corporation owned certain mortgage-related, debt (trust preferred) and equity (common and preferred stock) securities that were determined to be other-than-temporarily impaired, resulting in $52.5 million of write-downs against earnings. The write-downs recognized in 2008 included $31.1 million on a non-agency mortgage-related security, $13.2 million related to the FHLMC and FNMA preferred stock securities, a $6.8 million write-down on trust preferred debt securities pools, and $1.4 million on common equity securities. At

December 31, 2008, the remaining carrying values of the specific securities with other-than-temporary write-downs were $32.9 million for the non-agency mortgage-related security, $0.2 million for the FHLMC and FNMA preferred stock securities combined, $3.9 million for the trust preferred debt securities pools, and $0.4 million for the common equity securities.
At March 31, 2009, the Corporation’s investment securities portfolio included $4.3 billion of mortgage-related securities, of which, $4.2 billion are agency insured and the vast majority of the remainder are seasoned. The write-down in 2008 on the non-agency mortgage-related security was attributable to a single bond security. This bond is comprised of large fixed-rate, 30-year amortizing mortgages. In consideration of a significant decline in the market value of this bond during the fourth quarter of 2008, as well as expectations of future principal and interest cash flows and the business and economic environment, other-than-temporary impairment was recorded.
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

NOTE 7: Goodwill and Other Intangible Assets
Goodwill: Goodwill is not amortized, but is subject to impairment tests on at least an annual basis. Consistent with prior years, the Corporation has elected to conduct its annual impairment testing in May. Due to changes in the business climate and the resulting decline in financial services stock prices, a goodwill impairment analysis was performed as of March 31, 2009. Based on this analysis, the fair value of the Corporation’s reporting units exceeded the fair value of its assets and liabilities and, therefore, no impairment loss was necessary. At March 31, 2009, goodwill of $907 million was assigned to the banking segment and goodwill of $22 million was assigned to the wealth management segment. The change in the carrying amount of goodwill was as follows.

	At or for the	At or for the
	Three months ended	Year ended
	March 31, 2009	December 31, 2008
	($ in Thousands)
Goodwill:
Balance at beginning of period	$929,168	$929,168
Goodwill acquired, net of adjustments	—	—

Balance at end of period	$929,168	$929,168

Other Intangible Assets: The Corporation has other intangible assets that are amortized, consisting of core deposit intangibles, other intangibles (primarily related to customer relationships acquired in connection with the Corporation’s insurance agency acquisitions), and mortgage servicing rights. The core deposit intangibles and mortgage servicing rights are assigned to the banking segment, while the other intangibles are assigned to the wealth management segment as of March 31, 2009.
For core deposit intangibles and other intangibles, changes in the gross carrying amount, accumulated amortization, and net book value were as follows. The $0.2 million deduction during 2008 was attributable to the write-off of unamortized customer list intangibles related to the sale of third party administration business contracts.

	At or for the	At or for the
	Three months ended	Year ended
	March 31, 2009	December 31, 2008
	($ in Thousands)
Core deposit intangibles:
Gross carrying amount	$47,748	$47,748
Accumulated amortization	(26,196)	(25,165)

Net book value	$21,552	$22,583

Amortization during the period	1,031	4,585

Other intangibles:
Gross carrying amount	$20,433	$20,433
Accumulated amortization	(8,774)	(8,419)

Net book value	$11,659	$12,014

Deductions during the period	—	167
Amortization during the period	355	1,684
Mortgage servicing rights are included in other intangible assets, net in the consolidated balance sheets and are carried at the lower of amortized cost (i.e., initial capitalized amount, net of accumulated amortization) or estimated fair value. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income, and assessed for impairment at each reporting date. Impairment is assessed based on fair value at each reporting date using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate). As mortgage interest rates fall, prepayment speeds are usually faster and the value of the mortgage servicing rights asset generally decreases, requiring additional valuation reserve. Conversely, as mortgage interest rates rise, prepayment speeds are usually slower and the value of the mortgage servicing rights asset generally increases, requiring less valuation reserve. Based on the current environment, there is downward pressure on the value of the mortgage servicing rights asset. A valuation allowance is established through a charge to earnings to the extent the amortized cost of the mortgage servicing rights exceeds the estimated fair value by stratification. If it is later determined that all or a portion of the temporary impairment no longer exists for a stratification, the valuation is reduced through a recovery to earnings. An other-than-temporary impairment (i.e., recoverability is considered remote when considering interest rates and loan pay off activity) is recognized as a write-down of the mortgage servicing rights asset and the related valuation allowance (to the extent a valuation reserve is available) and then against earnings. A direct write-down permanently reduces the carrying value of the mortgage servicing rights asset and valuation allowance, precluding subsequent recoveries. See Note 13, “Fair Value Measurements,” which further discusses fair value measurement relative to the mortgage servicing rights asset.
     A summary of changes in the balance of the mortgage servicing rights asset and the mortgage servicing rights valuation allowance follows.

	At or for the	At or for the
	Three months ended	Year ended
	March 31, 2009	December 31, 2008
	($ in Thousands)
Mortgage servicing rights:
Mortgage servicing rights at beginning of period	$56,025	$54,819
Additions	10,476	17,263
Amortization	(3,990)	(16,057)

Mortgage servicing rights at end of period	$62,511	$56,025

Valuation allowance at beginning of period	(10,457)	(3,632)
(Additions) / Recoveries, net	(12,300)	(6,825)

Valuation allowance at end of period	(22,757)	(10,457)

Mortgage servicing rights, net	$39,754	$45,568

Fair value of mortgage servicing rights	$43,352	$52,882
Portfolio of residential mortgage loans serviced for others (“servicing portfolio”)	$6,600,000	$6,606,000
Mortgage servicing rights, net to servicing portfolio	0.60%	0.69%
Mortgage servicing rights expense (1)	$16,290	$22,882

(1)	Includes the amortization of mortgage servicing rights and additions/recoveries to the valuation allowance of mortgage servicing rights, and is a component of mortgage banking, net in the consolidated statements of income.
The following table shows the estimated future amortization expense for amortizing intangible assets. The projections of amortization expense for the next five years are based on existing asset balances, the current interest rate environment, and prepayment speeds as of March 31, 2009. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

	Core Deposit	Other	Mortgage Servicing
Estimated amortization expense:	Intangibles	Intangibles	Rights
	($ in Thousands)
Nine months ending December 31, 2009	$3,100	$1,100	$11,400
Year ending December 31, 2010	3,700	1,200	12,800
Year ending December 31, 2011	3,700	1,000	10,400
Year ending December 31, 2012	3,200	1,000	7,900
Year ending December 31, 2013	3,100	900	5,800
Year ending December 31, 2014	2,900	900	4,100

NOTE 8: Long-term Funding
Long-term funding (funding with original contractual maturities greater than one year) was as follows.

	March 31,	December 31,
	2009	2008
	($ in Thousands)
Federal Home Loan Bank advances	$1,118,124	$1,118,140
Repurchase agreements	400,000	300,000
Subordinated debt, net	225,106	225,058
Junior subordinated debentures, net	216,235	216,291
Other borrowed funds	2,139	2,158

Total long-term funding	$1,961,604	$1,861,647

Federal Home Loan Bank advances: Long-term advances from the Federal Home Loan Bank (“FHLB”) had maturities through 2020 and had weighted-average interest rates of 2.98% at March 31, 2009, compared to 3.53% at December 31, 2008. These advances had a combination of fixed and variable contractual rates, of which, 27% were variable at both March 31, 2009, and December 31, 2008. In September 2007, the Corporation entered into an interest rate swap to hedge the interest rate risk in the cash flows of a $200 million variable rate, long-term FHLB advance. The fair value of the derivative was a $1.6 million loss at March 31, 2009, and a $3.2 million loss at December 31, 2008.
Repurchase agreements: The long-term repurchase agreements had maturities through 2011 and had weighted-average interest rates of 2.88% at March 31, 2009, and 3.27% at December 31, 2008. These repurchase agreements were 25% and 33% variable rate at March 31, 2009, and December 31, 2008, respectively.
Subordinated debt: In September 2008, the Corporation issued $26 million of 10-year subordinated debt with a 5-year no-call provision, and in August 2001, the Corporation issued $200 million of 10-year subordinated debt. The subordinated notes were each issued at a discount, and the September 2008 debt has a fixed coupon interest rate of 9.25%, while the August 2001 debt has a fixed coupon interest rate of 6.75%. Subordinated debt qualifies under the risk-based capital guidelines as Tier 2 supplementary capital for regulatory purposes, and is subject to be discounted according to regulations when the debt has five years or less remaining to maturity.
Junior subordinated debentures: The Corporation has $180.4 million of junior subordinated debentures (“ASBC Debentures”), which carry a fixed rate of 7.625% and mature on June 15, 2032. Beginning May 30, 2007, the Corporation has had the right to redeem the ASBC Debentures, at par. The carrying value of the ASBC Debentures was $179.6 million at March 31, 2009. With its October 2005 acquisition, the Corporation acquired variable rate junior subordinated debentures at a premium (the “SFSC Debentures”), from two equal issuances (contractually $30.9 million on a combined basis), of which one pays a variable rate adjusted quarterly based on the 90-day LIBOR plus 2.80% (or 3.97% at March 31, 2009) and matures April 23, 2034, and the other which pays a variable rate adjusted quarterly based on the 90-day LIBOR plus 3.45% (or 4.68% at March 31, 2009) and matures November 7, 2032. The Corporation has the right to redeem the SFSC Debentures, at par, on April 23, 2009, and November 7, 2007, respectively, and quarterly thereafter. The carrying value of the SFSC Debentures was $36.6 million at March 31, 2009.

NOTE 9: Other Comprehensive Income
A summary of activity in accumulated other comprehensive income follows.

	Three Months Ended		Year Ended
	March 31,	March 31,	December 31,
	2009	2008	2008
	($ in Thousands)
Net income	$42,725	$66,465	$168,452
Other comprehensive income (loss), net of tax:
Investment securities available for sale:
Net unrealized gains (losses)	47,374	35,090	(8,817)
Reclassification adjustment for net (gains)/losses realized in net income	(10,596)	2,940	52,541
Income tax expense	(13,846)	(13,406)	(16,559)

Other comprehensive income on investment securities available for sale	22,932	24,624	27,165
Defined benefit pension and postretirement obligations:
Prior service cost, net of amortization	117	119	472
Net gain (loss), net of amortization	77	75	(29,362)
Income tax (expense) benefit	(78)	(79)	11,556

Other comprehensive income (loss) on pension and postretirement obligations	116	115	(17,334)
Derivatives used in cash flow hedging relationships:
Net unrealized gains (losses)	1,693	(3,403)	(16,679)
Reclassification adjustment for net (gains) losses and interest expense for interest differential on derivatives realized in net income	(188)	(122)	4,343
Income tax (expense) benefit	(677)	1,415	5,058

Other comprehensive income (loss) on cash flow hedging relationships	828	(2,110)	(7,278)

Total other comprehensive income	23,876	22,629	2,553

Comprehensive income	$66,601	$89,094	$171,005

NOTE 10: Income Taxes
For the first quarter of 2009, income tax expense declined $33.1 million compared to the first quarter of 2008. The reduction in income tax expense was a result of lower income before tax and a $17.0 million, or $0.13 per common share, net decrease in the valuation allowance on and changes to state deferred tax assets as a result of the recently enacted Wisconsin combined reporting tax legislation. Additionally, the first quarter 2008 resolution of certain tax matters and changes in the estimated exposure of uncertain tax positions, partially offset by the increase in valuation allowance related to certain deferred tax assets, resulted in the net reduction of previously recorded tax liabilities and income tax expense of approximately $4.4 million in the first quarter of 2008. Excluding the state deferred tax assets adjustment, the quarter’s effective tax rate was 18.9% compared to 11.6% in the fourth quarter of 2008 and 24.8% in the first quarter of 2008.

NOTE 11: Derivative and Hedging Activities
The Corporation uses derivative instruments primarily to hedge the variability in interest payments or protect the value of certain assets and liabilities recorded on its consolidated balance sheet from changes in interest rates. The predominant derivative and hedging activities include interest rate swaps, interest rate caps, interest rate collars, and certain mortgage banking activities. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, interest rate swap agreements generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined from the credit ratings of each counterparty. The Corporation was required to pledge $80 million of investment securities and cash equivalents as collateral at March 31, 2009, and pledged $71 million of investment securities and cash equivalents as collateral at December 31, 2008.
The Corporation’s derivative and hedging instruments are recorded at fair value on the consolidated balance sheets. See Note 13, “Fair Value Measurements,” for additional fair value information and disclosures.
The table below identifies the balance sheet category and fair values of the Corporation’s derivative instruments designated as cash flow hedges.

				Weighted Average
	Notional		Balance Sheet	Receive	Pay
	Amount	Fair Value	Category	Rate	Rate	Maturity
	($ in Thousands)
March 31, 2009
Interest rate swap — FHLB advance	$200,000	$(1,610)	Other liabilities	1.14%	4.42%	3 months
Interest rate swap — short-term borrowings	200,000	(11,321)	Other liabilities	0.18%	3.15%	35 months

December 31, 2008
Interest rate swap — FHLB advance	$200,000	$(3,174)	Other liabilities	1.38%	4.42%	6 months
Interest rate swap — short-term borrowings	200,000	(11,449)	Other liabilities	0.15%	3.15%	38 months

The table below identifies the gains and losses recognized on the Corporation’s derivative instruments designated as cash flow hedges.

	After Tax				Gross
	Amount of Gain	Category of	Amount of Gain	Category of	Amount of
	/ (Loss)	Gain / (Loss)	/ (Loss)	Gain / (Loss)	Gain / (Loss)
	Recognized in	Reclassified	Reclassified	Recognized in	Recognized
	OCI on	from AOCI into	from AOCI into	Income on	in Income on
	Derivatives	Income	Income	Derivatives	Derivatives
	(Effective	(Effective	(Effective	(Ineffective	(Ineffective
($ in Thousands)	Portion)	Portion)	Portion)	Portion)	Portion)
Three Months Ended March 31, 2009		Interest		Interest
		Expense		Expense
Interest rate swap — FHLB advance		Long-term		Long-term
	$939	funding	$—	funding	$—
Interest rate swap — short-term borrowings		Short-term		Short-term
	77	borrowings	—	borrowings	(188)

Three Months Ended March 31, 2008		Interest		Interest
		Expense		Expense
Interest rate swap — FHLB advance		Long-term		Long-term
	$(2,110)	funding	$—	funding	$—

Cash flow hedges
The Corporation has variable-rate short-term and long-term borrowings which expose the Corporation to variability in interest payments due to changes in interest rates. To manage the interest rate risk related to the variability of these interest payments, the Corporation has entered into various interest rate swap agreements.

During the third quarter of 2008, the Corporation entered into two interest rate swap agreements which hedge the interest rate risk in the cash flows of certain short-term, variable-rate borrowings. In September 2007, the Corporation entered into an interest rate swap which hedges the interest rate risk in the cash flows of a long-term, variable-rate FHLB advance. Hedge effectiveness is determined using regression analysis. The Corporation recognized combined ineffectiveness of $0.2 million for the first quarter of 2009 (which decreased interest expense) and $0.3 million for full year 2008 (which increased interest expense) relating to these cash flow hedge relationships. No components of the derivatives change in fair value were excluded from the assessment of hedge effectiveness. Derivative gains and losses reclassified from accumulated other comprehensive income to current period earnings are included in interest expense on short-term borrowings or long-term funding (i.e., the line item in which the hedged cash flows are recorded). At March 31, 2009, accumulated other comprehensive income included a deferred after-tax net loss of $7.6 million related to these derivatives, compared to a deferred after-tax net loss of $8.5 million at December 31, 2008. The net after-tax derivative loss included in accumulated other comprehensive income at March 31, 2009, is projected to be reclassified into net interest income in conjunction with the recognition of interest payments on the variable-rate, short-term borrowings through September 2011 and long-term, variable-rate FHLB advance through June 2009.
The table below identifies the balance sheet category and fair values of the Corporation’s derivative instruments not designated as hedging instruments.

				Weighted Average
	Notional		Balance Sheet	Receive	Pay
	Amount	Fair Value	Category	Rate	Rate	Maturity
	($ in Thousands)
March 31, 2009
Interest rate swaps — customer and mirror	$924,353	$69,807	Other assets	2.35%	2.35%	54 months
Interest rate caps — customer and mirror	36,188	2	Other assets	—	—	12 months
Interest rate collars — customer and mirror	26,557	2,717	Other assets	—	—	39 months
Interest rate swaps — customer and mirror	924,353	(70,734)	Other liabilities	2.35%	2.35%	54 months
Interest rate caps — customer and mirror	36,188	(2)	Other liabilities	—	—	12 months
Interest rate collars — customer and mirror	26,557	(2,789)	Other liabilities	—	—	39 months
Interest rate lock commitments (mortgage)	781,094	14,268	Other assets	—	—	—
Forward commitments (mortgage)	1,114,920	(7,447)	Other liabilities	—	—	—
Foreign currency exchange forwards	24,276	357	Other assets	—	—	—
Foreign currency exchange forwards	30,425	(375)	Other liabilities	—	—	—

December 31, 2008
Interest rate swaps — customer and mirror	$893,631	$72,769	Other assets	3.02%	3.02%	55 months
Interest rate caps — customer and mirror	46,362	4	Other assets	—	—	15 months
Interest rate collars — customer and mirror	26,796	2,803	Other assets	—	—	42 months
Interest rate swaps — customer and mirror	893,631	(74,173)	Other liabilities	3.02%	3.02%	55 months
Interest rate caps — customer and mirror	46,362	(4)	Other liabilities	—	—	15 months
Interest rate collars — customer and mirror	26,796	(2,897)	Other liabilities	—	—	42 months
Interest rate lock commitments (mortgage)	508,274	6,630	Other assets	—	—	—
Forward commitments (mortgage)	530,537	(2,500)	Other liabilities	—	—	—
Foreign currency exchange forwards	26,843	1,420	Other assets	—	—	—
Foreign currency exchange forwards	34,619	(1,271)	Other liabilities	—	—	—

The table below identifies the income statement category of the gains and losses recognized in income on the Corporation’s derivative instruments not designated as hedging instruments.

	Income Statement Category of	Gain / (Loss)
	Gain / (Loss) Recognized in Income	Recognized in Income
		($ in Thousands)

Three Months Ended March 31, 2009
Interest rate swaps — customer and mirror, net	Other noninterest income	$477
Interest rate caps — customer and mirror, net	Other noninterest income	—
Interest rate collars — customer and mirror, net	Other noninterest income	22
Interest rate lock commitments (mortgage)	Mortgage banking, net	7,638
Forward commitments (mortgage)	Mortgage banking, net	(4,947)
Foreign exchange forwards	Other noninterest income	(62)

Three Months Ended March 31, 2008
Interest rate swaps — customer and mirror, net	Other noninterest income	$(544)
Interest rate caps — customer and mirror, net	Other noninterest income	—
Interest rate collars — customer and mirror, net	Other noninterest income	(38)
Interest rate lock commitments (mortgage)	Mortgage banking, net	(2,815)
Forward commitments (mortgage)	Mortgage banking, net	8,391
Foreign exchange forwards	Other noninterest income	(383)

Free Standing Derivatives
The Corporation enters into various derivative contracts which are designated as free standing derivative contracts. These derivative contracts are not designated against specific assets and liabilities on the balance sheet or forecasted transactions and, therefore, do not qualify for hedge accounting treatment. Such derivative contracts are carried at fair value on the consolidated balance sheet with changes in the fair value recorded as a component of Treasury management fees (within other noninterest income), and typically include interest rate swaps, interest rate caps, and interest rate collars. The net impact for the first quarter of 2009 was a $0.5 million gain, while the net impact for the full year 2008 was a $1.5 million net loss and the net impact for the first quarter of 2008 was a $0.6 million net loss, of which, $0.5 million was due to the January 2008 adoption of SFAS 157, attributable to the inclusion of a nonperformance / credit risk component in the fair value measurement of the interest rate derivative instruments.
Free standing derivatives are entered into primarily for the benefit of commercial customers through providing derivative products which enables the customer to manage their exposures to interest rate risk. The Corporation’s market risk from unfavorable movements in interest rates related to these derivative contracts is generally economically hedged by concurrently entering into offsetting derivative contracts. The offsetting derivative contracts have identical notional values, terms and indices.
Mortgage derivatives
Interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments, and the fair value of these commitments is recorded on the consolidated balance sheets with the changes in fair value recorded as a component of mortgage banking, net. The fair value of the mortgage derivatives at March 31, 2009, was a net gain of $6.8 million, comprised of the net gain of $14.2 million on interest rate lock commitments to originate residential mortgage loans held for sale to individual borrowers of approximately $781 million and the net loss of $7.4 million on forward commitments to sell residential mortgage loans to various investors of approximately $1.1 billion. The fair value of the mortgage derivatives at December 31, 2008, was a net gain of $4.1 million, comprised of the net gain of $6.6 million on interest rate lock commitments to originate residential mortgage loans held for sale to individual borrowers of approximately $508 million and the net loss of $2.5 million on forward commitments to sell residential mortgage loans to various investors of approximately $531 million.
Foreign currency derivatives
The Corporation provides foreign exchange services to customers. The Corporation may enter into a foreign currency forward to mitigate the exchange rate risk attached to the cash flows of a loan or as an offsetting contract to a forward entered into as a service to our customer. At March 31, 2009, the Corporation had $6 million in notional balances of foreign currency forwards related to loans, and $24 million in notional balances of foreign currency forwards related to customer transactions (with mirror foreign currency forwards of $24 million), which on a combined basis had a fair value of $0.1 million net loss. At December 31, 2008, the Corporation had $8 million in notional balances of foreign currency forwards related to loans, and $27 million in notional balances of foreign currency forwards related to customer transactions (with mirror foreign currency forwards of $27 million), which on a combined basis had a fair value of $0.1 million net gain.
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
Lending-related Commitments
As a financial services provider, the Corporation routinely enters into commitments to extend credit. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Corporation, with each customer’s creditworthiness evaluated on a case-by-case basis. The commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Corporation’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of those instruments. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the customer. Since a significant portion of commitments to extend credit are nonbinding or may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Corporation had a reserve for losses on unfunded commitments totaling $3.7 million (included in other liabilities on the consolidated balance sheets) at both March 31, 2009 and December 31, 2008.
Lending-related commitments include commitments to extend credit, commitments to originate residential mortgage loans held for sale, commercial letters of credit, and standby letters of credit. Commitments to extend credit are agreements to lend to customers at predetermined interest rates, as long as there is no violation of any condition established in the contracts. Interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments, and the fair value of these commitments is recorded on the consolidated balance sheets. The Corporation’s derivative and hedging activity is further described in Note 11. Commercial and standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and the third party, while standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The following is a summary of lending-related commitments.

	March 31, 2009	December 31, 2008
	($ in Thousands)
Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale (1) (2)	$4,915,225	$4,885,011
Commercial letters of credit (1)	20,398	21,121
Standby letters of credit (3)	574,061	563,784

(1)	These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and is not material at March 31, 2009 or December 31, 2008.

(2)	Interest rate lock commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 11.

(3)	The Corporation has established a liability of $3.8 million and $3.7 million at March 31, 2009 and December 31, 2008, respectively, as an estimate of the fair value of these financial instruments.
Other Commitments
The Corporation has principal investment commitments to provide capital-based financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in low-income housing, small-

business commercial real estate, and historic tax credit projects to promote the revitalization of low-to-moderate-income neighborhoods throughout the local communities of its bank subsidiary. As a limited partner in these unconsolidated projects, the Corporation is allocated tax credits and deductions associated with the underlying projects. The aggregate carrying value of all these investments at March 31, 2009, was $38 million, included in other assets on the consolidated balance sheets, compared to $35 million at December 31, 2008. Related to these investments, the Corporation has remaining commitments to fund of $17 million at March 31, 2009, and $21 million at December 31, 2008.
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
Visa matters during 2008 resulted in the Corporation recording a total gain of $5.2 million, which included a $3.2 million gain from the mandatory partial redemption of the Corporation’s Class B common stock in Visa Inc. related to Visa’s initial public offering which was completed during first quarter 2008 and a $2.0 million gain (including a $1.5 million gain in the first quarter of 2008 and a $0.5 million gain in the fourth quarter of 2008) and a corresponding receivable (included in other assets in the consolidated balance sheets) for the Corporation’s pro rata interest in the litigation escrow account established by Visa from which settlements of certain covered litigation will be paid (Visa may add to this over time through a defined process which may involve a further redemption of the Class B common stock). In addition, the Corporation has a zero basis (i.e., historical cost/carryover basis) in the shares of unredeemed Visa Class B common stock which are convertible with limitations into Visa Class A common stock based on a conversion rate that is subject to change in accordance with specified terms (including provision of Visa’s retrospective responsibility plan which provides that Class B stockholders will bear the financial impact of certain covered litigation) and no sooner than the longer of three years or resolution of covered litigation. On October 27, 2008, Visa publicly announced that it had agreed to settle litigation with Discover for $1.9 billion, which includes $1.7 billion from the escrow account created under Visa’s retrospective responsibility plan and that would affect the Corporation’s previously recorded liability estimate which was based on Visa’s original $650 million estimate for the Discover litigation. The Corporation’s pro rata share of approximately $0.5 million in this additional settlement amount was recognized through other noninterest expense in October 2008 (offsetting the $0.5 million gain recognized in the fourth quarter of 2008 noted above). In addition, based upon Visa’s revised liability estimated for Discover litigation, during the fourth quarter of 2008 the Corporation recorded a $0.5 million reduction in the reserve for litigation losses and a corresponding reduction in the Visa escrow receivable. At March 31, 2009 and December 31, 2008, the remaining reserve for unfavorable litigation losses related to Visa was $2.3 million.
Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are most often sold on a nonrecourse basis. The Corporation’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability, which if subsequently are untrue or breached, could require the Corporation to repurchase certain loans affected. There have been insignificant instances of repurchase under representations and warranties. To a much lesser degree, the Corporation may sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and/or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At March 31, 2009 and December 31, 2008, there were approximately $69 million and $77 million, respectively, of residential mortgage loans sold with such recourse risk, upon which there have been insignificant instances of repurchase. Given that the underlying loans delivered to buyers are predominantly conventional residential first lien mortgages originated or purchased under our usual underwriting procedures, and that historical experience shows negligible losses and insignificant repurchase activity, management believes that losses and repurchases under the limited recourse provisions will continue to be insignificant.
In October 2004 the Corporation acquired a thrift. Prior to the acquisition, this thrift retained a subordinate position to the FHLB in the credit risk on the underlying residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. The Corporation has not sold loans to the FHLB with such credit risk retention since February 2005. At March 31, 2009 and December 31, 2008, there were $1.2 billion and $1.3 billion, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been negligible historical losses to the Corporation.
At March 31, 2009 and December 31, 2008, the Corporation provided a credit guarantee on contracts related to specific commercial loans to unrelated third parties in exchange for a fee. In the event of a customer default, pursuant to the credit recourse provided, the Corporation is required to reimburse the third party. The maximum amount of credit risk, in the event of nonperformance by the underlying borrowers, is limited to a defined contract liability. In the event of nonperformance, the Corporation has rights to the underlying collateral value securing the loan. The Corporation has an estimated fair value of approximately $0.3 million related to these credit guarantee contracts at both March 31, 2009 and December 31, 2008, recorded in other liabilities on the consolidated balance sheets.
For certain mortgage loans originated by the Corporation, borrowers may be required to obtain Private Mortgage Insurance (PMI) provided by third-party insurers. The Corporation has entered into reinsurance treaties with certain PMI carriers which provide, among other things, for a sharing of losses within a specified range of the total PMI coverage in exchange for a portion of the PMI premiums. The Corporation’s reinsurance treaties typically provide that the Corporation will assume liability for losses once they exceed 5% of the aggregate risk exposure up to a maximum of 10% of the aggregate risk exposure. At March 31, 2009, the Corporation’s potential risk exposure was approximately $24 million. As of January 1, 2009, the Corporation no longer provides reinsurance coverage for new loans in exchange for a portion of the PMI premium. To date, the Corporation has not incurred any losses related to this reinsurance coverage.
NOTE 13: Fair Value Measurements
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
The table below presents the Corporation’s investment securities, derivative financial instruments, and mortgage derivatives measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.
Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Fair Value Measurements Using
	March 31, 2009	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Investment securities available for sale	$5,495,822	$296,541	$5,199,281	$—
Derivatives (other assets)	86,794	—	72,526	14,268

Liabilities:
Derivatives (other liabilities)	$93,902	$—	$86,455	$7,447

		Fair Value Measurements Using
	December 31, 2008	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Investment securities available for sale	$5,349,417	$319,689	$5,029,728	$—
Derivatives (other assets)	79,706	—	75,576	4,130

Liabilities:
Derivatives (other liabilities)	$91,697	$—	$91,697	$—
The table below presents a rollforward of the balance sheet amounts for the year ended December 31, 2008 and the quarter ended March 31, 2009, for financial instruments measured on a recurring basis and classified within Level 3 of the fair value hierarchy.
Assets and Liabilities Measured at Fair Value
Using Significant Unobservable Inputs (Level 3)

($ in Thousands)	Derivatives
Balance December 31, 2007	$(1,067)
Gains included in earnings (realized)	5,197

Balance December 31, 2008	$4,130

Gains included in earnings (realized)	2,691

Balance March 31, 2009	$6,821

The table below presents the Corporation’s loans held for sale, impaired loans, and mortgage servicing rights measured at fair value on a nonrecurring basis as of March 31, 2009 and December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

		Fair Value Measurements Using
	March 31, 2009	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Loans held for sale	$355,077	$—	$355,077	$—
Loans (1)	217,231	—	217,231	—
Mortgage servicing rights	39,754	—	—	39,754

		Fair Value Measurements Using
	December 31, 2008	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Loans held for sale	$87,084	$—	$87,084	$—
Loans (1)	133,627	—	133,627	—
Mortgage servicing rights	45,568	—	—	45,568

(1)	Represents collateral-dependent impaired loans, net, which are included in loans.
Certain nonfinancial assets measured at fair value on a non-recurring basis include other real estate owned (upon initial recognition or subsequent impairment), nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other nonfinancial long-lived assets measured at fair value for impairment assessment.
During the first quarter of 2009, certain other real estate owned, upon initial recognition, was re-measured and reported at fair value through a charge off to the allowance for loan losses based upon the estimated fair value of the other real estate owned. The fair value of other real estate owned, upon initial recognition, is estimated using appraised values, which the Corporation classifies as a Level 2 non-recurring fair value measurement. Other real estate owned measured at fair value upon initial recognition totaled approximately $13 million during the three months ended March 31, 2009. In addition to other real estate owned measured at fair value upon initial recognition, the Corporation also recorded write-downs to the balance of other real estate owned of $0.9 million to noninterest expense for the three months ended March 31, 2009.

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
The components of net periodic benefit cost for the Pension and Postretirement Plans for the three months ended March 31, 2009 and 2008, and for the full year 2008 were as follows.

	Three Months Ended		Year Ended
	March 31,		December 31,
	2009	2008	2008
	($ in Thousands)
Components of Net Periodic Benefit Cost
Pension Plan:
Service cost	$2,100	$2,488	$9,362
Interest cost	1,547	1,560	6,174
Expected return on plan assets	(2,885)	(2,923)	(11,768)
Amortization of prior service cost	18	20	77
Amortization of actuarial loss	90	75	258

Total net periodic benefit cost	$870	$1,220	$4,103
Settlement charge	—	—	267

Total net pension cost	$870	$1,220	$4,370

Postretirement Plan:
Interest cost	$66	$76	$271
Amortization of prior service cost	99	99	395
Amortization of actuarial gain	(13)	—	(27)

Total net periodic benefit cost	$152	$175	$639

The Corporation’s funding policy is to pay at least the minimum amount required by the funding requirements of federal law and regulations, with consideration given to the maximum funding amounts allowed. No contributions were made during the first quarter of 2009. At this time, the Corporation expects to make a contribution of up to $10 million in 2009. The Corporation regularly reviews the funding of its Pension Plan.

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

Selected segment information is presented below.

		Wealth
	Banking	Management	Other	Consolidated Total
	($ in Thousands)
As of and for the three months ended March 31, 2009

Net interest income	$189,047	$231	$—	$189,278
Provision for loan losses	105,424	—	—	105,424
Noninterest income	69,636	24,391	(1,060)	92,967
Depreciation and amortization	12,766	335	—	13,101
Other noninterest expense	113,132	20,081	(1,060)	132,153
Income taxes	(12,840)	1,682	—	(11,158)

Net income	$40,201	$2,524	$—	$42,725

Percent of consolidated net income	94%	6%	—%	100%
Total assets	$24,292,908	$118,956	$(62,139)	$24,349,725

Percent of consolidated total assets	100%	—%	—%	100%
Total revenues *	$258,683	$24,622	$(1,060)	$282,245
Percent of consolidated total revenues	91%	9%	—%	100%
As of and for the three months ended March 31, 2008

Net interest income	$164,921	$196	$—	$165,117
Provision for loan losses	23,002	—	—	23,002
Noninterest income	60,714	26,661	(963)	86,412
Depreciation and amortization	11,197	386	—	11,583
Other noninterest expense	110,221	19,255	(963)	128,513
Income taxes	19,080	2,886	—	21,966

Net income	$62,135	$4,330	$—	$66,465

Percent of consolidated net income	93%	7%	—%	100%
Total assets	$21,840,522	$121,161	$(57,930)	$21,903,753

Percent of consolidated total assets	100%	—%	—%	100%
Total revenues *	$225,635	$26,857	$(963)	$251,529
Percent of consolidated total revenues	90%	10%	—%	100%

*	Total revenues for this segment disclosure are defined to be the sum of net interest income plus noninterest income, net of mortgage servicing rights amortization.

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
Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, could affect the future financial results of the Corporation and could cause those results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document. These factors, many of which are beyond the Corporation’s control, include the following:
▪	operating, legal, and regulatory risks;

▪	economic, political, and competitive forces affecting the Corporation’s banking, securities, asset management, insurance, and credit services businesses;

▪	integration risks related to acquisitions;

▪	impact on net interest income from changes in monetary policy and general economic conditions; and

▪	the risk that the Corporation’s analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.
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
Mortgage servicing rights are carried at the lower of amortized cost or estimated fair value and are assessed for impairment at each reporting date. Impairment is assessed based on the fair value at each reporting date using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate). As mortgage interest rates fall, prepayment speeds are usually faster and the value of the mortgage servicing rights asset generally decreases, requiring additional valuation reserve. Conversely, as mortgage interest rates rise, prepayment speeds are usually slower and the value of the mortgage servicing rights asset generally increases requiring less valuation reserve. However, the extent to which interest rates impact the value of the mortgage servicing rights asset depends, in part, on the magnitude of the changes in market interest rates and the differential between the then current market interest rates for mortgage loans and the mortgage interest rates included in the mortgage servicing portfolio. Based on the current market environment, there is downward pressure on the value of the mortgage servicing rights asset. To better understand the sensitivity of the impact of prepayment speeds on the value of the mortgage servicing rights asset at March 31, 2009 (holding all other factors unchanged), if prepayment speeds were to increase 25%, the estimated value of the mortgage servicing rights asset would have been approximately $5.2 million lower, while if prepayment speeds were to decrease 25%, the estimated value of the mortgage servicing rights asset would have been approximately $6.3 million higher. The Corporation believes the mortgage servicing rights asset is properly recorded in the consolidated financial statements. See Note 7, “Goodwill and Other Intangible Assets,” and Note 13, “Fair Value Measurements,” of the notes to consolidated financial statements and section “Noninterest Income.”
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
Segment Review
As described in Note 15, “Segment Reporting,” of the notes to consolidated financial statements, the Corporation’s primary reportable segment is banking. Banking consists of lending and deposit gathering (as well as other banking-related products and services) to businesses, governmental units, and consumers (including mortgages, home equity lending, and card products), and the support to deliver, fund, and manage such banking services. The Corporation’s wealth management segment provides products and a variety of fiduciary, investment management, advisory, and Corporate agency services to assist customers in building, investing, or protecting their wealth, including insurance, brokerage, and trust/asset management.
Note 15, “Segment Reporting,” of the notes to consolidated financial statements, indicates that the banking segment represents 94% of consolidated net income and 91% of total revenues (as defined in the Note) for the first quarter of 2009. The Corporation’s profitability is predominantly dependent on net interest income, noninterest income, the level of the provision for loan losses, noninterest expense, and taxes of its banking segment. The consolidated discussion therefore predominantly describes the banking segment results. The critical accounting policies primarily affect the banking segment, with the exception of income tax accounting, which affects both the banking and wealth management segments (see section “Critical Accounting Policies”).
The contribution from the wealth management segment to consolidated net income (as defined and disclosed in Note 15, “Segment Reporting,” of the notes to consolidated financial statements) was approximately 6% and 7%, respectively, for the comparable first quarter periods in 2009 and 2008. Wealth management segment revenues were down $2.2 million (8%) and expenses were up $0.8 million (4%) between the comparable first quarter periods of 2009 and 2008. Wealth segment assets (which consist predominantly of cash equivalents, investments, customer receivables, goodwill and intangibles) were down $2.2 million (2%) between March 31, 2009 and March 31, 2008, predominantly due to lower customer receivables. The major components of wealth management revenues are trust fees, insurance fees and commissions, and brokerage commissions, which are individually discussed in section “Noninterest Income.” The major expenses for the wealth management segment are personnel expense (64% and 65%, respectively, of total segment noninterest expense for first quarter 2009 and the comparable period in 2008), as well as occupancy, processing, and other costs, which are covered generally in the consolidated discussion in section “Noninterest Expense.”
Results of Operations — Summary
Net income for the three months ended March 31, 2009, totaled $42.7 million, or $0.28 for both basic and diluted earnings per common share. Comparatively, net income for the three months ended March 31, 2008, totaled $66.5 million, or $0.52 for both basic and diluted earnings per common share. For the first quarter of 2009, the annualized return on average assets was 0.71% and the annualized return on average equity was 5.98%, compared to 1.25% and 11.34%, respectively, for the comparable period in 2008. The net interest margin for the first three months of 2009 was 3.59% compared to 3.58% for the first three months of 2008.
TABLE 1
Summary Results of Operations: Trends
($ in Thousands, except per share data)

	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
	2009	2008	2008	2008	2008

Net income (Quarter)	$42,725	$16,859	$37,769	$47,359	$66,465
Net income (Year-to-date)	42,725	168,452	151,593	113,824	66,465

Earnings per common share — basic (Quarter)	$0.28	$0.11	$0.30	$0.37	$0.52
Earnings per common share — basic (Year-to-date)	0.28	1.30	1.19	0.89	0.52

Earnings per common share — diluted (Quarter)	$0.28	$0.11	$0.30	$0.37	$0.52
Earnings per common share — diluted (Year-to-date)	0.28	1.29	1.19	0.89	0.52

Return on average assets (Quarter)	0.71%	0.30%	0.68%	0.87%	1.25%
Return on average assets (Year-to-date)	0.71	0.76	0.93	1.05	1.25

Return on average equity (Quarter)	5.98%	2.58%	6.38%	8.01%	11.34%
Return on average equity (Year-to-date)	5.98	6.95	8.57	9.67	11.34

Return on average common equity (Quarter)	6.00%	2.28%	6.38%	8.01%	11.34%
Return on average common equity (Year-to-date)	6.00	6.98	8.57	9.67	11.34

Return on average tangible common equity (Quarter)(1)	10.05%	3.83%	10.83%	13.51%	19.26%
Return on average tangible common equity (Year-to-date)(1)	10.05	11.81	14.52	16.36	19.26

Efficiency ratio (Quarter)(2)	51.31%	53.87%	52.18%	50.75%	52.79%
Efficiency ratio (Year-to-date)(2)	51.31	52.41	51.89	51.75	52.79

Net interest margin (Quarter)	3.59%	3.88%	3.48%	3.65%	3.58%
Net interest margin (Year-to-date)	3.59	3.65	3.57	3.61	3.58

(1)	Return on average tangible common equity = Net income available to common equity divided by average common equity excluding average goodwill and other intangible assets (net of mortgage servicing rights). This is a non-GAAP financial measure.

(2)	Efficiency ratio = Noninterest expense divided by sum of taxable equivalent net interest income plus noninterest income, excluding investment securities gains (losses), net, and asset sales gains (losses), net.
Net Interest Income and Net Interest Margin
Net interest income on a taxable equivalent basis for the three months ended March 31, 2009, was $195.8 million, an increase of $23.6 million or 13.7% versus the comparable quarter last year. As indicated in Tables 2 and 3, the increase in taxable equivalent net interest income was attributable to both favorable volume variances (as changes in the balances and mix of earning assets and interest-bearing liabilities added $22.8 million to taxable equivalent net interest income) and rate variances (as the impact of changes in the interest rate environment and product pricing added $0.8 million to taxable equivalent net interest).
The net interest margin for the first three months of 2009 was 3.59%, 1 bp higher than 3.58% for the same period in 2008. This comparable period increase was a function of a 19 bp increase in interest rate spread, substantially offset by an 18 bp lower contribution from net free funds (due principally to lower rates on interest-bearing liabilities reducing the value of noninterest-bearing deposits and other net free funds). The improvement in interest rate spread was a net result of a 158 bp decrease in the cost of interest-bearing liabilities and a 139 bp decrease in the yield on earning assets.

While unchanged during the first three months of 2009, the Federal Reserve lowered interest rates seven times (for a total interest rate reduction of 400 bp) during 2008, resulting in a level Federal funds rate of 0.25% for first quarter 2009, 297 bp lower than the average Federal funds rate of 3.22% during the first quarter of 2008. The Corporation expects downward pressure on the net interest margin for the remainder of 2009, given the current interest rate environment and competitive challenges.
The yield on earning assets was 4.94% for the first quarter of 2009, 139 bp lower than the comparable quarter last year, attributable principally to loan yields (down 156 bp, to 4.99%). Commercial and retail loans, in particular, experienced lower yields (down 179 bp and 161 bp, respectively) due to the repricing of adjustable rate loans and competitive pricing pressures in a declining rate environment, as well as the impact of higher levels of nonaccrual loans. The yield on securities and short-term investments decreased 59 bp (to 4.79%), also impacted by the lower rate environment.
The rate on interest-bearing liabilities of 1.61% for the first quarter of 2009 was 158 bp lower than the same quarter in 2008. Rates on interest-bearing deposits were down 137 bp (to 1.53%, reflecting the lower rate environment, yet moderated by product-focused pricing to retain balances) and the cost of wholesale funds experienced a more significant decrease (down 205 bp, to 1.76%). The cost of short-term borrowings was down 271 bp (similar to the year-over-year decrease in average Federal funds rates), while the cost of long-term funding declined modestly (down 43 bp).
Year-over-year changes in the average balance sheet were impacted by the preferred stock issuance of $525 million in the fourth quarter of 2008 and the levering of the balance sheet through the investment in mortgage-related securities, as well as strong loan growth throughout 2008 and into the first quarter of 2009. Average earning assets were $22.0 billion for first quarter 2009, an increase of $2.7 billion or 13.9% from the comparable quarter last year, with average securities and short-term investments up $2.0 billion and average loans up $722 million. The growth in average loans was comprised of increases in retail loans (up $554 million, primarily home equity lines) and residential mortgages (up $264 million), while commercial loans decreased (down $96 million).
Average interest-bearing liabilities of $18.5 billion in first quarter 2009 were $1.8 billion or 11.1% higher than the first quarter of 2008. On average, interest-bearing deposits grew $1.0 billion (primarily attributable to $0.8 billion higher network transaction deposits and $0.2 billion higher brokered CDs), while noninterest-bearing demand deposits (a principal component of net free funds) were up $0.4 billion. Average wholesale funding balances increased $0.8 billion between the first quarter periods, with short-term borrowing higher by $0.7 billion and long-term funding higher by $0.1 billion. As a percentage of total average interest-bearing liabilities, wholesale funds rose from 31.9% in first quarter 2008 to 33.0% in first quarter of 2009.

TABLE 2
Net Interest Income Analysis
($ in Thousands)

	Three months ended March 31, 2009			Three months ended March 31, 2008
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

Earning assets:
Loans: (1) (2) (3)
Commercial	$10,227,260	$116,664	4.62%	$10,323,280	$164,725	6.41%
Residential mortgage	2,499,853	33,868	5.44%	2,236,275	33,795	6.06%
Retail	3,703,234	52,340	5.71%	3,148,766	57,474	7.32%

Total loans	16,430,347	202,872	4.99%	15,708,321	255,994	6.55%
Investments and other (1)	5,528,730	66,157	4.79%	3,567,887	47,972	5.38%

Total earning assets	21,959,077	269,029	4.94%	19,276,208	303,966	6.33%
Other assets, net	2,296,706			2,173,755

Total assets	$24,255,783			$21,449,963

Interest-bearing liabilities:
Interest-bearing deposits:
Savings deposits	$857,111	$322	0.15%	$860,836	$1,082	0.51%
Interest-bearing demand deposits	1,699,989	829	0.20%	1,808,187	5,991	1.33%
Money market deposits	4,945,174	11,566	0.95%	3,974,406	24,454	2.47%
Time deposits, excluding Brokered CDs	3,993,154	30,056	3.05%	4,043,280	43,741	4.35%

Total interest-bearing deposits, excluding Brokered CDs	11,495,428	42,773	1.51%	10,686,709	75,268	2.83%
Brokered CDs	864,185	3,826	1.80%	630,541	6,238	3.98%

Total interest-bearing deposits	12,359,613	46,599	1.53%	11,317,250	81,506	2.90%
Wholesale funding	6,098,266	26,608	1.76%	5,293,797	50,247	3.81%

Total interest-bearing liabilities	18,457,879	73,207	1.61%	16,611,047	131,753	3.19%

Noninterest-bearing demand deposits	2,686,363			2,326,309
Other liabilities	211,938			154,850
Stockholders’ equity	2,899,603			2,357,757

Total liabilities and equity	$24,255,783			$21,449,963

Interest rate spread			3.33%			3.14%
Net free funds			0.26%			0.44%

Net interest income, taxable equivalent, and net interest margin		$195,822	3.59%		$172,213	3.58%

Taxable equivalent adjustment		6,544			7,096

Net interest income		$189,278			$165,117

(1)	The yield on tax exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.

(2)	Nonaccrual loans and loans held for sale have been included in the average balances.

(3)	Interest income includes net loan fees.

TABLE 3
Volume / Rate Variance (1)
($ in Thousands)

	Comparison of
	Three months ended March 31, 2009 versus 2008
		Variance Attributable to
	Income/Expense
	Variance	Volume	Rate

INTEREST INCOME
Loans: (2)
Commercial	$(48,061)	$(1,547)	$(46,514)
Residential mortgage	73	3,742	(3,669)
Retail	(5,134)	8,836	(13,970)

Total loans	(53,122)	11,031	(64,153)
Investments and other (2)	18,185	24,008	(5,823)

Total interest income	$(34,937)	$35,039	$(69,976)

INTEREST EXPENSE
Interest-bearing deposits:
Savings deposits	$(760)	$(5)	$(755)
Interest-bearing demand deposits	(5,162)	(339)	(4,823)
Money market deposits	(12,888)	4,806	(17,694)
Time deposits, excluding brokered CDs	(13,685)	(545)	(13,140)

Interest-bearing deposits, excluding brokered CDs	(32,495)	3,917	(36,412)
Brokered CDs	(2,412)	1,757	(4,169)

Total interest-bearing deposits	(34,907)	5,674	(40,581)
Wholesale funding	(23,639)	6,561	(30,200)

Total interest expense	$(58,546)	$12,235	$(70,781)

Net interest income, taxable equivalent	$23,609	$22,804	$805

(1)	The change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.

(2)	The yield on tax-exempt loans and securities is computed on a fully taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.
Provision for Loan Losses
The provision for loan losses for the first quarter of 2009 was $105.4 million, compared to $65.0 million and $23.0 million for the fourth and first quarters of 2008, respectively. Net charge offs were $57.6 million for first quarter 2009, compared to $45.9 million for fourth quarter 2008 and $16.0 million for first quarter 2008. Annualized net charge offs as a percent of average loans for first quarter 2009 were 1.42%, compared to 1.12% for fourth quarter 2008 and 0.41% for first quarter 2008. At March 31, 2009, the allowance for loan losses was $313.2 million, up from $265.4 million at December 31, 2008, and up from $207.6 million at March 31, 2008. The ratio of the allowance for loan losses to total loans was 1.97%, compared to 1.63% at December 31, 2008 and 1.32% at March 31, 2008. Nonperforming loans at March 31, 2009, were $452 million, compared to $341 million at December 31, 2008, and $207 million at March 31, 2008. See Tables 8 and 9.
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

Noninterest Income
Noninterest income for the first quarter of 2009 was $89.0 million, up $6.3 million (7.7%) from the first quarter of 2008. Core fee-based revenue (as defined in Table 4 below) was $61.4 million, relatively unchanged (up $0.1 million) from the comparable quarter last year. Net mortgage banking income was $4.3 million compared to $6.9 million for the first quarter of 2008. Net gains on investment securities and net losses on asset sales combined were $9.5 million, a favorable change of $12.9 million versus the first quarter of 2008. All other noninterest income categories combined were $13.8 million, down $3.9 million versus the comparable quarter last year.
TABLE 4
Noninterest Income
($ in Thousands)

	1st Qtr.	1st Qtr.	Dollar	Percent
	2009	2008	Change	Change

Trust service fees	$8,477	$10,074	$(1,597)	(15.9)%
Service charges on deposit accounts	27,205	23,684	3,521	14.9
Card-based and other nondeposit fees	10,174	11,425	(1,251)	(10.9)
Retail commissions	15,512	16,115	(603)	(3.7)

Core fee-based revenue	61,368	61,298	70	0.1
Mortgage banking income	20,557	12,924	7,633	59.1
Mortgage servicing rights expense	(16,290)	(5,979)	10,311	172.5

Mortgage banking, net	4,267	6,945	(2,678)	(38.6)
Treasury management fees	2,627	1,986	641	32.3
Bank owned life insurance (“BOLI”) income	5,772	4,861	911	18.7
Other	5,454	10,934	(5,480)	(50.1)

Subtotal (“fee income”)	79,488	86,024	(6,536)	(7.6)
Asset sale losses, net	(1,107)	(456)	(651)	142.8
Investment securities gains / (losses), net	10,596	(2,940)	13,536	N/M

Total noninterest income	$88,977	$82,628	6,349	7.7%

N/M — Not meaningful.
Trust service fees were $8.5 million, down $1.6 million (15.9%) between the comparable first quarter periods, primarily due to weaker stock market performance. The market value of assets under management was $4.8 billion and $6.0 billion at March 31, 2009 and 2008, respectively.
Service charges on deposit accounts were $27.2 million, up $3.5 million (14.9%) over the comparable first quarter last year. The increase was primarily attributable to higher nonsufficient funds / overdraft fees (up $1.9 million, including processing changes as well as a moderate fee increase late in first quarter 2008) and an increase in business service charges (up $1.6 million, aided by a lower earnings credit rate between the comparable first quarter periods).
Card-based and other nondeposit fees were $10.2 million, down $1.3 million (10.9%) from first quarter 2008, primarily due to lower commercial and card-related fees. Retail commissions (which include commissions from insurance and brokerage product sales) were $15.5 million for first quarter 2009, down $0.6 million (3.7%) compared to first quarter 2008, including decreases in insurance commissions (down $0.5 million to $11.2 million) and lower brokerage and variable annuity commissions (down $0.5 million to $2.0 million on a combined basis), partially offset by higher fixed annuity commissions (up $0.4 million).
Net mortgage banking income was $4.3 million for first quarter 2009, down $2.7 million compared to first quarter 2008. Net mortgage banking income consists of gross mortgage banking income less mortgage servicing rights expense. Gross mortgage banking income (which includes servicing fees and the gain or loss on sales of mortgage loans to the secondary market, related fees and fair value marks (collectively “gains on sales and related income”)) was $20.6 million for the first quarter of 2009, an increase of $7.6 million compared to the first quarter of 2008. This $7.6 million increase between the first quarter periods is primarily attributable to higher gains on sales and related income (up $7.1 million). Secondary mortgage production was $1.1 billion for the first quarter of 2009, more than double the $517 million secondary mortgage production for first quarter 2008.

Mortgage servicing rights expense includes both the amortization of the mortgage servicing rights asset and changes to the valuation allowance associated with the mortgage servicing rights asset. Mortgage servicing rights expense is affected by the size of the servicing portfolio, as well as the changes in the estimated fair value of the mortgage servicing rights asset. Mortgage servicing rights expense was $10.3 million higher than first quarter 2008, with a $10.1 million increase to the valuation reserve (comprised of a $12.3 million addition to the valuation reserve in first quarter 2009 compared to a $2.2 million addition to the valuation reserve in first quarter 2008) and $0.2 million higher base amortization. As mortgage interest rates decline, prepayment speeds are usually faster and the value of the mortgage servicing rights asset generally decreases, potentially requiring additional valuation reserve. Conversely, as mortgage interest rates rise, prepayment speeds are usually slower and the value of the mortgage servicing rights asset generally increases, potentially requiring less valuation reserve. However, based on the current environment, there is downward pressure on the value of the mortgage servicing rights asset. At March 31, 2009, the mortgage servicing rights asset, net of its valuation allowance, was $39.8 million, representing 60 bp of the $6.6 billion servicing portfolio, compared to a net mortgage servicing rights asset of $51.0 million, representing 79 bp of the $6.5 billion servicing portfolio at March 31, 2008. The valuation of the mortgage servicing rights asset is considered a critical accounting policy. See section “Critical Accounting Policies,” as well as Note 7, “Goodwill and Other Intangible Assets,” and Note 13, “Fair Value Measurements,” of the notes to consolidated financial statements for additional disclosure.
Treasury management fees (which include fee income from foreign currency and interest rate risk related services provided to our customers) were $2.6 million, an increase of $0.6 million compared to the first quarter of 2008, due to a $0.5 million increase in foreign currency related fees and a $0.1 million increase in interest rate risk related fees. BOLI income was $5.8 million, up $0.9 million (18.7%) from first quarter 2008, due to death benefits received during the first quarter of 2009, as well as higher average BOLI balances between the comparable quarters (up 4%). Other income of $5.5 million, was $5.5 million lower than first quarter 2008, with first quarter 2008 including a $0.8 million gain on an ownership interest divestiture and $4.7 million in gains related to Visa, Inc. (“Visa”) matters.
The Visa matters in the first quarter of 2008 resulted in the Corporation recording a total gain of $4.7 million, which included a $3.2 million gain from the mandatory partial redemption of the Corporation’s Class B common stock in Visa Inc. related to Visa’s initial public offering which completed during first quarter 2008 and a $1.5 million gain and a corresponding receivable (included in other assets in the consolidated balance sheets) for the Corporation’s pro rata interest in the litigation escrow account established by Visa from which settlements of certain covered litigation will be paid (Visa may add to this over time through a defined process which may involve a further redemption of the Class B common stock). In addition, the Corporation has a zero basis (i.e., historical cost/carryover basis) in the shares of unredeemed Visa Class B common stock which are convertible with limitations into Visa Class A common stock based on a conversion rate that is subject to change in accordance with specified terms (including provision of Visa’s retrospective responsibility plan which provides that Class B stockholders will bear the financial impact of certain covered litigation) and no sooner than the longer of three years or resolution of covered litigation. For additional discussion of the Visa matters see Note 12, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements.
Net asset sale losses were $1.1 million for first quarter 2009, compared to net asset sale losses of $0.5 million for the comparable quarter last year, with the $0.6 million increase primarily due to higher losses on sales of other real estate owned. Net investment securities gains of $10.6 million for first quarter 2009 were attributable to gains of $13.8 million on the sale of mortgage-related securities, partially offset by a $2.9 million loss on the sale of a mortgage-related security and other-than-temporary write-downs of $0.3 million on the Corporation’s holding of various equity securities, while net investment securities losses of $2.9 million for first quarter 2008 were attributable to a $2.9 million other-than-temporary write-down on the Corporation’s holding of various equity securities. See Note 6, “Investment Securities,” of the notes to consolidated financial statements for additional disclosure.

Noninterest Expense
Noninterest expense was $141.3 million for first quarter 2009, up $5.0 million (3.6%) over first quarter last year. Personnel expense was up $1.5 million (1.9%) between the comparable first quarter periods, while all remaining expense categories on a combined basis were up $3.5 million (5.8%).
TABLE 5
Noninterest Expense
($ in Thousands)

	1st Qtr.	1st Qtr.	Dollar	Percent
	2009	2008	Change	Change

Personnel expense	$77,098	$75,643	$1,455	1.9%
Occupancy	12,881	13,264	(383)	(2.9)
Equipment	4,589	4,597	(8)	(0.2)
Data processing	7,597	7,121	476	6.7
Business development and advertising	4,737	5,041	(304)	(6.0)
Stationery and supplies	1,778	2,065	(287)	(13.9)
Other intangible amortization expense	1,386	1,569	(183)	(11.7)
FDIC expense	5,775	406	5,369	N/M
Courier	1,291	1,539	(248)	(16.1)
Postage	2,148	2,041	107	5.2
Legal and professional fees	4,241	2,773	1,468	52.9
Foreclosure/OREO expense	5,013	1,969	3,044	154.6
Other	12,730	18,284	(5,554)	(30.4)

Total noninterest expense	$141,264	$136,312	$4,952	3.6%

Personnel expense to Total noninterest expense	54.6%	55.5%
Personnel expense (which includes salary and commission-related expenses and fringe benefit expenses) was $77.1 million for first quarter 2009, up $1.5 million (1.9%) versus the first quarter of 2008. Average full-time equivalent employees were 5,143 for first quarter 2009, up slightly (1%) from 5,093 for first quarter 2008. Salary-related expenses increased $1.9 million (3.1%). This increase was the result of higher compensation and commissions (up $2.9 million or 5.2%, including merit increases between the years, higher commissions due to current secondary mortgage production volume, and higher compensation related to the vesting of stock options and restricted stock grants) and higher overtime / severance pay (up $0.6 million), while formal / discretionary and signing bonuses declined (down $1.6 million). Fringe benefit expenses were down $0.4 million (2.6%) versus the first quarter of 2008, primarily from lower costs of premium-based benefits (down $0.9 million, aided by health care cost management), partially offset by higher benefit plan and other fringe benefit expenses (up $0.5 million).
Occupancy expense of $12.9 million for first quarter 2009 was down $0.4 million (2.9%) versus the comparable quarter last year, mostly due to lower snowplowing costs. Compared to the first quarter last year, data processing expense of $7.6 million was up $0.5 million, with first quarter 2008 benefiting from a negotiated refund, while business development and advertising of $4.7 million was down $0.3 million (6.0%), stationery and supplies of $1.8 million was down $0.3 million (13.9%), and courier expense of $1.3 million was down $0.2 million (16.1%), reflecting efforts to control selected discretionary expenses. Other intangible amortization decreased $0.2 million (11.7%), attributable to the full amortization of certain intangible assets during 2008. FDIC expense increased $5.4 million as the one-time assessment credit was exhausted and the assessment rate more than doubled in January 2009. Legal and professional fees of $4.2 million increased $1.5 million primarily due to higher legal and other professional consultant costs related to increased foreclosure activities and other corporate projects. Foreclosure / OREO expenses of $5.0 million increased $3.0 million, including an $0.8 million increase in OREO write-downs and a general rise in foreclosure expenses (impacted by the continued deterioration of the real estate market). Other expense decreased $5.6 million (30.4%) from the comparable quarter last year, with first quarter 2008 including a $2.0 million increase to the reserve for losses on unfunded commitments versus none in the first quarter of 2009, as well as declines in miscellaneous other expense categories given the efforts to control selected discretionary expenses. For the remainder of 2009, the Corporation expects FDIC expense will be approximately

$33 million higher than 2008 (with 2009 including a one-time special assessment, currently estimated to be around $9 million, as well as a higher overall assessment rate) and foreclosure / OREO expenses will remain elevated due to continued pressure on foreclosure expenses.
Income Taxes
For the first quarter of 2009, income tax expense declined $33.1 million (from an income tax expense of $22.0 million for first quarter 2008 to an income tax benefit of $11.1 million for first quarter 2009). The reduction in income tax expense was a result of lower income before tax, and a $17.0 million, or $0.13 per common share, net decrease in the valuation allowance on and changes to state deferred tax assets as a result of the recently enacted Wisconsin combined reporting tax legislation. Additionally, the first quarter 2008 resolution of certain tax matters and changes in the estimated exposure of uncertain tax positions, partially offset by the increase in valuation allowance related to certain deferred tax assets, resulted in the net reduction of previously recorded tax liabilities and income tax expense of approximately $4.4 million in the first quarter of 2008. The Corporation’s effective tax rate (income tax expense divided by income before taxes) was (35.4%) and 24.8% for the first quarter of 2009 and 2008, respectively. Excluding the state deferred tax assets adjustment, the effective tax rate was 18.9% for the first quarter of 2009.
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
Balance Sheet
At March 31, 2009, total assets were $24.3 billion, an increase of $0.2 billion (3% annualized) since December 31, 2008. The increase in assets was primarily due to a $268 million increase in loans held for sale and a $146 million increase in investment securities available for sale, partially offset by a $366 million decline in loans. The growth in assets was primarily funded by deposits, as short-term borrowings declined since year end 2008, and long-term funding was minimally changed.
Loans of $15.9 billion at March 31, 2009, were down $0.4 billion from December 31, 2008, with declines in both commercial and retail loan balances, and no change in the mix of loans between the sequential periods. The first quarter decline in loans was predominantly due to commercial loans (down $0.3 billion, led by commercial, financial and agriculture loans), and home equity (down $0.1 billion). Investment securities available for sale were $5.5 billion, up $146 million over year end 2008 (primarily in mortgage-related investment securities). For the remainder of 2009, the Corporation anticipates that loan balances will continue to decline due to reduced demand related to the continued economic uncertainty.
At March 31, 2009, total deposits of $15.9 billion were up $0.7 billion (5%) from December 31, 2008, primarily attributable to increases in money market and brokered CDs. Since year end 2008, money market deposits increased $0.5 billion (including a $0.2 billion increase in network transaction deposits) and brokered CDs grew $0.1 billion, while all remaining interest-bearing deposit accounts increased $0.1 billion on a combined basis. Noninterest-bearing demand deposits remained level at $2.8 billion and represented 18% of total deposits, compared to 19% of total deposits at December 31, 2008. Wholesale funding of $5.3 billion was down $0.2 billion since year-end 2008, with short-term borrowings down $0.3 billion, while long-term funding increased $0.1 billion.
Since March 31, 2008, loans grew $0.1 billion, with home equity up $0.4 billion (17%) and residential mortgages up $0.1 (4%), net of a $0.4 billion (3%) decline in commercial loans. Since March 31, 2008, deposits grew $2.0 billion, primarily attributable to a $1.4 billion increase in money market deposits (which includes a $1.1 billion increase in network transaction deposits), a $0.3 billion increase in noninterest-bearing demand deposits, and a $0.2 billion increase in brokered CDs.

TABLE 6
Period End Loan Composition
($ in Thousands)

	March 31, 2009		December 31, 2008		September 30, 2008		June 30, 2008		March 31, 2008
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Commercial, financial, and agricultural	$4,160,274	26%	$4,388,691	27%	$4,343,208	27%	$4,423,192	27%	$4,458,639	28%
Commercial real estate	3,575,301	22	3,566,551	22	3,534,791	22	3,583,877	22	3,585,779	23
Real estate construction	2,228,090	14	2,260,888	13	2,363,116	14	2,351,401	15	2,273,125	14
Lease financing	116,100	1	122,113	1	125,907	1	124,661	1	118,613	1

Commercial	10,079,765	63	10,338,243	63	10,367,022	64	10,483,131	65	10,436,156	66
Home equity (1)	2,784,248	18	2,883,317	18	2,892,952	18	2,757,684	17	2,387,223	15
Installment	853,214	5	827,303	5	842,741	5	826,895	5	842,564	5

Retail	3,637,462	23	3,710,620	23	3,735,693	23	3,584,579	22	3,229,787	20
Residential mortgage	2,200,725	14	2,235,045	14	2,169,772	13	2,081,617	13	2,119,340	14

Total loans	$15,917,952	100%	$16,283,908	100%	$16,272,487	100%	$16,149,327	100%	$15,785,283	100%

(1)	Home equity includes home equity lines and residential mortgage junior liens.
TABLE 7
Period End Deposit Composition
($ in Thousands)

	March 31, 2009		December 31, 2008		September 30, 2008		June 30, 2008		March 31, 2008
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Noninterest-bearing demand	$2,818,088	18%	$2,814,079	19%	$2,545,779	18%	$2,602,026	19%	$2,516,265	18%
Savings	895,310	6	841,129	6	888,731	6	921,000	7	891,806	6
Interest-bearing demand	1,796,724	11	1,796,405	12	1,667,640	12	1,697,910	13	1,788,404	13
Money market	5,410,095	34	4,926,088	32	4,608,686	32	3,917,505	29	3,972,080	29
Brokered CDs	922,491	6	789,536	5	579,607	4	398,423	3	731,398	5
Other time	4,030,481	25	3,987,559	26	3,955,224	28	3,841,870	29	3,982,221	29

Total deposits	$15,873,189	100%	$15,154,796	100%	$14,245,667	100%	$13,378,734	100%	$13,882,174	100%

Total deposits, excluding Brokered CDs	$14,950,698	94%	$14,365,260	95%	$13,666,060	96%	$12,980,311	97%	$13,150,776	95%
Network transaction deposits included above in interest-bearing demand and money market	$1,759,656	11%	$1,530,675	10%	$1,356,616	10%	$620,440	5%	$610,351	5%
Total deposits, excluding Brokered CDs and network transaction deposits	$13,191,042	83%	$12,834,585	85%	$12,309,444	86%	$12,359,871	92%	$12,540,425	90%
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
The allowance for loan losses represents management’s estimate of an amount adequate to provide for probable credit losses in the loan portfolio at the balance sheet date. In general, the change in the allowance for loan losses is a function of a number of factors, including but not limited to changes in the loan portfolio (see Table 6), net charge offs (see Table 8) and nonperforming loans (see Table 9). To assess the adequacy of the allowance for loan losses, an allocation methodology is applied by the Corporation. The allocation methodology focuses on evaluation of several factors, including but not limited to: evaluation of facts and issues related to specific loans, management’s on-going review and grading of the loan portfolio, consideration of historical loan loss and delinquency experience on each portfolio category, trends in past due and nonperforming loans, the level of potential problem loans, the risk characteristics of the various classifications of loans, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect potential credit losses. Assessing these numerous factors involves significant judgment. Therefore, management considers the allowance for loan losses a critical accounting policy (see section “Critical Accounting Policies”).

The allocation methodology used at March 31, 2009 and December 31, 2008 was comparable, whereby the Corporation segregated its loss factors allocations, used for both criticized (defined as specific loans warranting either specific allocation or a criticized status of special mention, substandard, or doubtful) and non-criticized loan categories (which include watch rated loans), into a component primarily based on historical loss rates and a component primarily based on other qualitative factors that may affect loan collectibility. Factors applied are reviewed periodically and adjusted to reflect changes in trends or other risks. In the first quarter of 2009, the definition of the criticized loans was changed to exclude watch rated loans to be consistent with the regulatory definition of criticized loans.
At March 31, 2009, the allowance for loan losses was $313.2 million compared to $207.6 million at March 31, 2008, and $265.4 million at December 31, 2008. At March 31, 2009, the allowance for loan losses to total loans was 1.97% and covered 69% of nonperforming loans, compared to 1.32% and 100%, respectively, at March 31, 2008, and 1.63% and 78%, respectively, at December 31, 2008. Management’s allowance methodology includes an impairment analysis on specifically identified commercial loans defined as impaired by the Corporation, as well as other qualitative and quantitative factors (including, but not limited to, historical trends, risk characteristics of the loan portfolio, changes in the size and character of the loan portfolio, and existing economic conditions) in determining the overall adequacy of the allowance for loan losses. Tables 8 and 9 provide additional information regarding activity in the allowance for loan losses and nonperforming assets.
The provision for loan losses for the first quarter of 2009 was $105.4 million, compared to $23.0 million for the first quarter of 2008, and $202.1 million for the full year 2008. Gross charge offs were $60.2 million for the three months ended March 31, 2009, $19.5 million for the comparable period ended March 31, 2008, and $145.8 million for the full 2008 year, while recoveries for the corresponding periods were $2.6 million, $3.5 million and $8.6 million, respectively. The increase in net charge offs was primarily due to larger specific commercial charge offs (primarily attributable to commercial credits directly related to the housing industry or impacted by the prolonged weak economic environment), and due to a general rise in home equity and residential mortgage net charge offs (primarily attributable to deteriorating economic conditions and a weak housing market). The ratio of net charge offs to average loans on an annualized basis was 1.42%, 0.41%, and 0.85% for the periods ended March 31, 2009 and March 31, 2008, and for the 2008 year, respectively.
Given the recent market conditions, 2008 and first quarter 2009 continued to present unique asset quality issues for the banking industry (including the continued effects of weakening economic conditions; softening commercial and residential real estate markets; and waning consumer confidence) and for the Corporation (including elevated net charge offs and higher nonperforming loan levels compared to the Corporation’s longer-term historical experience). Based on these current market conditions and our continuous monitoring of specific individual nonperforming and potential problem loans, we anticipate that net charge offs and provision for loan losses will remain elevated for the remainder of 2009. We cannot predict the duration of asset quality stress for 2009, given uncertainty as to the magnitude and scope of economic weakness in our markets, on our customers, and on underlying real estate values (residential and commercial).
While there was no change in overall loan mix, loans declined $0.4 billion since year end 2008 in both commercial and retail loan categories (particularly commercial, financial and agricultural loans and home equity); and compared to March 31, 2008, loans grew $0.1 billion with increases in home equity substantially offset by decreases in commercial loans (see section “Balance Sheet” and Table 6). Criticized commercial loans increased 22% since year-end 2008 (from 12% of total loans at year-end 2008 to 14% of total loans at March 31, 2009), with continued stress on borrowers from difficult economic conditions and negative commercial and residential real estate market issues pervading into many related businesses; and compared to a year ago, criticized commercial loans increased 67%. Loans past due 30-89 days increased $56 million since year-end 2008, with commercial past due loans up $50 million and consumer-related past due loans up $6 million. Since year end 2008, nonperforming loans rose $111 million to $452 million at March 31, 2009, with commercial nonperforming loans up $99 million (primarily attributable to larger construction and other commercial credits directly related to the housing industry or impacted by the weak real estate market) to $357 million, and total consumer-related nonperforming loans up $12 million to $95 million (Table 9). Nonperforming loans to total loans were 2.84%,

2.09% and 1.31% at March 31, 2009, and December 31 and March 31, 2008, respectively. The allowance for loan losses to loans increased to 1.97% at March 31, 2009, from 1.63% at year end 2008, as the provision for loan losses exceeded first quarter net charge offs by $47.8 million, while the allowance for loan losses to loans was 1.32% at March 31, 2008.
Management believes the allowance for loan losses to be adequate at March 31, 2009.
Consolidated net income could be affected if management’s estimate of the allowance for loan losses is subsequently materially different, requiring additional or less provision for loan losses to be recorded. Management carefully considers numerous detailed and general factors, its assumptions, and the likelihood of materially different conditions that could alter its assumptions. While management uses currently available information to recognize losses on loans, future adjustments to the allowance for loan losses may be necessary based on newly received appraisals, updated commercial customer financial statements, rapidly deteriorating customer cash flow, new management information as a result of enhancements in our credit infrastructure and changes in economic conditions that affect our customers. Additionally, larger credit relationships (defined by management as over $25 million) do not inherently create more risk, but can create (and have created especially since the second half of 2007) wider fluctuations in net charge offs and asset quality measures compared to the Corporation’s longer historical trends. As an integral part of their examination process, various federal and state regulatory agencies also review the allowance for loan losses. These agencies may require that certain loan balances be classified differently or charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.
TABLE 8
Allowance for Loan Losses
($ in Thousands)

	At and for the three months					At and for the year
	ended March 31,					ended December 31,
	2009			2008		2008

Allowance for Loan Losses:
Balance at beginning of period	$		265,378	$	200,570	$		200,570
Provision for loan losses			105,424		23,002			202,058
Charge offs			(60,174)		(19,494)			(145,826)
Recoveries			2,600		3,524			8,576

Net charge offs			(57,574)		(15,970)			(137,250)

Balance at end of period	$		313,228	$	207,602	$		265,378

Net loan charge offs (recoveries):			(A )		(A )			(A )
Commercial, financial, and agricultural		$35,890	341	$2,399	22		$39,207	90
Commercial real estate		2,858	32	2,250	25		12,541	35
Real estate construction		3,452	62	4,199	74		55,709	238
Lease financing		2	1	14	5		570	47

Total commercial		42,202	167	8,862	35		108,027	104
Home equity		10,742	153	5,129	90		19,627	74
Installment		1,986	94	1,543	73		6,160	74

Total retail		12,728	139	6,672	85		25,787	74
Residential mortgage		2,644	43	436	8		3,436	16

Total net charge offs		$57,574	142	$15,970	41		$137,250	85

(A) – Ratio of net charge offs to average loans by loan type in basis points.
Ratios:

Allowance for loan losses to total loans	1.97%	1.32%	1.63%
Allowance for loan losses to net charge offs (annualized)	1.3%	3.2%	1.9%

TABLE 9
Nonperforming Assets
($ in Thousands)

	March 31,	December 31,	September 30,	June 30,	March 31,
	2009	2008	2008	2008	2008

Nonperforming assets:
Commercial	$355,579	$257,322	$235,288	$230,478	$150,058
Residential mortgage	51,248	45,146	36,094	27,873	34,727
Retail	26,419	24,389	18,657	18,749	12,713

Total nonaccrual loans	433,246	326,857	290,039	277,100	197,498
Accruing loans past due 90 days or more:
Commercial	905	—	1,870	1,772	—
Residential	10	10	11	—	—
Retail	15,087	13,801	12,750	9,990	9,959

Total accruing loans past due 90 days or more	16,002	13,811	14,631	11,762	9,959
Restructured loans	2,927	—	—	—	—

Total nonperforming loans	452,175	340,668	304,670	288,862	207,457
Other real estate owned (OREO)	54,883	48,710	46,473	46,579	26,798

Total nonperforming assets	$507,058	$389,378	$351,143	$335,441	$234,255

Ratios:
Nonperforming loans to total loans	2.84%	2.09%	1.87%	1.79%	1.31%
Nonperforming assets to total loans plus OREO	3.17	2.38	2.15	2.07	1.48
Nonperforming assets to total assets	2.08	1.61	1.56	1.50	1.07
Allowance for loan losses to nonperforming loans	69.27	77.90	80.81	79.49	100.07
Allowance for loan losses to total loans	1.97	1.63	1.51	1.42	1.32

Nonperforming assets by type:
Commercial, financial, and agricultural	$102,257	$104,664	$85,995	$78,731	$54,919
Commercial real estate	100,838	62,423	52,875	42,280	37,367
Real estate construction	152,008	90,048	98,205	110,717	56,456
Leasing	1,707	187	83	522	1,316

Total commercial	356,810	257,322	237,158	232,250	150,058
Home equity	35,224	31,035	25,372	23,555	18,488
Installment	6,755	7,155	6,035	5,184	4,184

Total retail	41,979	38,190	31,407	28,739	22,672
Residential mortgage	53,386	45,156	36,105	27,873	34,727

Total nonperforming loans	452,175	340,668	304,670	288,862	207,457
Commercial real estate owned	36,729	28,724	29,581	29,438	8,090
Residential real estate owned	13,484	15,178	12,084	12,284	10,987
Bank properties real estate owned	4,670	4,808	4,808	4,857	7,721

Other real estate owned	54,883	48,710	46,473	46,579	26,798

Total nonperforming assets	$507,058	$389,378	$351,143	$335,441	$234,255

Loans 30-89 days past due by type:
Commercial, financial, and agricultural	$60,838	$40,109	$61,344	$44,938	$75,178
Commercial real estate	61,587	83,066	40,965	63,896	49,161
Real estate construction	75,136	25,266	44,587	42,105	65,816
Leasing	759	370	5,147	191	381

Total commercial	198,320	148,811	152,043	151,130	190,536
Home equity	18,137	16,606	14,775	22,539	12,708
Installment	10,382	9,733	9,371	7,889	6,995

Total retail	28,519	26,339	24,146	30,428	19,703
Residential mortgage	19,015	14,962	15,325	18,975	14,767

Total loans past due 30-89 days	$245,854	$190,112	$191,514	$200,533	$225,006

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

Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, loans 90 days or more past due but still accruing, and restructured loans. The Corporation specifically excludes from its definition of nonperforming loans student loan balances that are 90 days or more past due and still accruing and that have contractual government guarantees as to collection of principal and interest. The Corporation had approximately $17.5 million, $14.8 million and $14.7 million of these past due student loans at March 31, 2009, March 31, 2008, and December 31, 2008, respectively.
Nonperforming loans were $452 million at March 31, 2009, compared to $207 million at March 31, 2008 and $341 million at year-end 2008, reflecting in part the impact of the economy on the Corporation’s customers. Loans past due 30-89 days were $246 million at March 31, 2009, an increase of $21 million from March 31, 2008 and an increase of $56 million from December 31, 2008. The ratio of nonperforming loans to total loans was 2.84% at March 31, 2009, compared to 1.31% at March 31, 2008 and 2.09% at year-end 2008. The Corporation’s allowance for loan losses to nonperforming loans was 69% at March 31, 2009, down from 100% at March 31, 2008 and 78% at December 31, 2008.
The time period starting in the second half of 2007 and continuing through the current period, was marked with general economic and industry declines with pervasive impact on consumer confidence, business and personal financial performance, and commercial and residential real estate markets. The increase in nonperforming loans was primarily due to the impact of declining property values, slower sales, longer holding periods, and rising costs brought on by deteriorating real estate conditions and the weakening economy, and was especially impacted by several larger individual credit relationships. As shown in Table 9, total nonperforming loans were up $111 million since year-end 2008, with commercial nonperforming loans up $99 million (primarily attributable to larger construction and other commercial credits directly related to the housing industry or impacted by the weak real estate market) and consumer-related nonperforming loans were up $12 million. Since March 31, 2008, total nonperforming loans increased $245 million, with commercial nonperforming loans up $207 million and consumer-related nonperforming loans up $38 million. The addition of these larger commercial credit relationships during 2008 and the first quarter of 2009 was the primary cause for the decline in the ratio of the allowance for loan losses to nonperforming loans. The Corporation’s estimate of the appropriate allowance for loan losses does not have a targeted reserve to nonperforming loan coverage ratio. However, management’s allowance methodology at March 31, 2009, including an impairment analysis on specifically identified commercial loans defined by the Corporation as impaired, incorporated the level of specific reserves for these larger commercial credit relationships, as well as other factors, in determining the overall adequacy of the allowance for loan losses.
Potential Problem Loans: The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the level of the allowance for loan losses. Potential problem loans are generally defined by management to include loans rated as substandard by management but that are not in nonperforming status; however, there are circumstances present to create doubt as to the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that the Corporation expects losses to occur, but that management recognized a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial loans covering a diverse range of businesses and are not concentrated in a particular industry. At March 31, 2009, potential problem loans totaled $1.0 billion, compared to $0.9 billion at December 31, 2008. The $0.1 billion increase in potential problem loans since December 31, 2008, was primarily due to a $36 million increase in real estate construction and a $37 million increase in commercial real estate. The rise in and level of potential problem loans highlights management’s continued heightened level of uncertainty of the pace at which a commercial credit may deteriorate, the duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by the Corporation’s customers and on the underlying real estate values (both residential and commercial).

Other Real Estate Owned: Other real estate owned was $54.9 million at March 31, 2009, compared to $26.8 million at March 31, 2008, and $48.7 million at year-end 2008. The $28.1 million increase in other real estate owned between the March 31 periods was predominantly due to a $28.6 million increase in commercial real estate owned (with $26.2 million attributable to 5 larger commercial foreclosures) and a $2.5 million increase in residential real estate owned, partially offset by a $3.0 million decrease to bank premises no longer used for banking and reclassified into other real estate owned. Since year-end 2008, commercial real estate owned increased $8.0 million (with $7.6 million attributable to 2 larger commercial foreclosures), while residential real estate owned decreased $1.7 million and bank properties real estate owned decreased by $0.1 million, for a net increase in other real estate owned of $6.2 million.
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
Funds are available from a number of basic banking activity sources, primarily from the core deposit base and from loans and investment securities repayments and maturities. Additionally, liquidity is provided from the sale of investment securities, lines of credit with major banks, the ability to acquire large, network, and brokered deposits, and the ability to securitize or package loans for sale. The Corporation regularly evaluates the creation of additional funding capacity based on market opportunities and conditions, as well as corporate funding needs. The Corporation’s capital can be a source of funding and liquidity as well (see section “Capital”). The current volatility and disruptions in the capital markets may impact the Corporation’s ability to access certain liquidity sources in the same manner as the Corporation had in the past.
The Corporation’s internal liquidity management framework includes measurement of several key elements, such as wholesale funding as a percent of total assets and liquid assets to short-term wholesale funding. Strong capital ratios, credit quality, and core earnings are essential to retaining high credit ratings and, consequently, cost-effective access to wholesale funding markets. A downgrade or loss in credit ratings could have an impact on the Corporation’s ability to access wholesale funding at favorable interest rates. As a result, capital ratios, asset quality measurements, and profitability ratios are monitored on an ongoing basis as part of the liquidity management process. At March 31, 2009, the Corporation was in compliance with its internal liquidity objectives.
While core deposits and loan and investment securities repayments are principal sources of liquidity, funding diversification is another key element of liquidity management. Diversity is achieved by strategically varying depositor type, term, funding market, and instrument. The Parent Company and its subsidiary bank are rated by Moody’s and Standard and Poor’s. These ratings (which remained stable during 2008 and through the first quarter of 2009), along with the Corporation’s other ratings, provide opportunity for greater funding capacity and funding alternatives.
The Corporation also has funding sources that could be used to increase liquidity and provide additional financial flexibility. At March 31, 2009, $200 million of commercial paper was available under the Parent Company’s $200 million commercial paper program.
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
In November 2008, under the CPP, the Corporation issued 525,000 shares of Senior Preferred Stock (with a par value of $1.00 per share and a liquidation preference of $1,000 per share) and a 10-year warrant to purchase approximately 4.0 million shares of common stock (“Common Stock Warrants”), for aggregate proceeds of $525 million. The allocated carrying value of the Senior Preferred Stock and Common Stock Warrants on the date of issuance (based on their relative fair values) was $507.7 million and $17.3 million, respectively. Cumulative dividends on the Senior Preferred Stock are payable at 5% per annum for the first five years and at a rate of 9% per annum thereafter on the liquidation preference of $1,000 per share. The Common Stock Warrants have a term of 10 years and are exercisable at any time, in whole or in part, at an exercise price of $19.77 per share (subject to certain anti-dilution adjustments).
A bank note program associated with Associated Bank, National Association, (the “Bank”) was established during 2000. Under this program, short-term and long-term debt may be issued. As of March 31, 2009, no bank notes were outstanding and $225 million was available under the 2000 bank note program. A new bank note program was instituted during 2005, of which $2 billion was available at March 31, 2009. The 2005 bank note program will be utilized upon completion of the 2000 bank note program. The Bank has also established federal funds lines with major banks and the ability to borrow from the Federal Home Loan Bank ($1.3 billion of FHLB advances was outstanding at March 31, 2009). The Bank also issues institutional certificates of deposit, network deposits, brokered certificates of deposit, and accepts Eurodollar deposits.
Investment securities are an important tool to the Corporation’s liquidity objective. As of March 31, 2009, all investment securities are classified as available for sale and are reported at fair value on the consolidated balance sheet. Of the $5.5 billion investment securities portfolio at March 31, 2009, $3.0 billion was pledged to secure certain deposits or for other purposes as required or permitted by law, and $181 million of FHLB and Federal Reserve stock combined is “restricted” in nature and less liquid than other tradable equity securities. The majority of the remaining securities could be pledged or sold to enhance liquidity, if necessary.
The FHLB of Chicago announced in October 2007 that it was under a consensual cease and desist order with its regulator, which among other things, restricts various future activities of the FHLB of Chicago. Such restrictions may stop the FHLB from redeeming stock without prior approval. The FHLB of Chicago last paid a dividend in the third quarter of 2007.
For the three months ended March 31, 2009, net cash provided by operating and financing activities was $171.6 million and $431.3 million, respectively, while investing activities used net cash of $733.9 million, for a net decrease in cash and cash equivalents of $131.0 million since year-end 2008. Generally, during first quarter 2009, net assets increased $0.2 billion, primarily in loans held for sale and investment securities. The increases in deposits and long-term funding were predominantly used to fund the asset growth and repay short-term borrowings as well as to provide for the payment of cash dividends to the Corporation’s stockholders.
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

Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related commitments and derivative instruments. A discussion of the Corporation’s derivative instruments at March 31, 2009, is included in Note 11, “Derivative and Hedging Activities,” of the notes to consolidated financial statements. A discussion of the Corporation’s lending-related commitments is included in Note 12, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements. See also Note 8, “Long-term Funding,” of the notes to consolidated financial statements for additional information on the Corporation’s long-term funding.
Table 10 summarizes significant contractual obligations and other commitments at March 31, 2009, at those amounts contractually due to the recipient, including any premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.
TABLE 10: Contractual Obligations and Other Commitments

	One Year	One to	Three to	Over
	or Less	Three Years	Five Years	Five Years	Total
	($ in Thousands)
Time deposits	$3,783,481	$984,377	$180,764	$4,350	$4,952,972
Short-term borrowings	3,365,130	—	—	—	3,365,130
Long-term funding	717,514	999,731	77	244,282	1,961,604
Operating leases	11,764	19,270	13,324	14,751	59,109
Commitments to extend credit	4,389,808	877,853	378,779	49,879	5,696,319

Total	$12,267,697	$2,881,231	$572,944	$313,262	$16,035,134

Capital
Stockholders’ equity at March 31, 2009 was $2.9 billion, up $21 million from December 31, 2008. The change in stockholders’ equity between the two periods was primarily composed of the retention of earnings, partially offset by decreases to stockholders’ equity from the payment of cash dividends. At March 31, 2009, stockholders’ equity included $23.9 million of accumulated other comprehensive income compared to $55,000 of accumulated other comprehensive income at December 31, 2008. The $23.9 million improvement in accumulated other comprehensive income resulted primarily from the change in the unrealized gain/loss position, net of the tax effect, on investment securities available for sale (from unrealized gains of $36.6 million at December 31, 2008, to unrealized gains of $59.5 million at March 31, 2009), as well as a $0.8 million decrease in the unrealized loss on cash flow hedges, net of the tax effect. Stockholders’ equity to assets was 11.90% and 11.89% at March 31, 2009 and December 31, 2008, respectively.
Cash dividends of $0.32 per share were paid in the first quarter of 2009, compared to $0.31 per share in the first quarter of 2008, an increase of 3%.
In November 2008, under the CPP, the Corporation issued 525,000 shares of Senior Preferred Stock (with a par value of $1.00 per share and a liquidation preference of $1,000 per share) and a 10-year warrant to purchase approximately 4.0 million shares of common stock (“Common Stock Warrants”), for aggregate proceeds of $525 million. The proceeds received were allocated between the Senior Preferred Stock and the Common Stock Warrants based upon their relative fair values, which resulted in the recording of a discount on the Senior Preferred Stock upon issuance that reflects the value allocated to the Common Stock Warrants. The discount will be accreted using a level-yield basis over five years. The allocated carrying value of the Senior Preferred Stock and Common Stock Warrants on the date of issuance (based on their relative fair values) was $507.7 million and $17.3 million, respectively. Cumulative dividends on the Senior Preferred Stock are payable at 5% per annum for the first five years and at a rate of 9% per annum thereafter on the liquidation preference of $1,000 per share. The Common Stock Warrants have a term of 10 years and are exercisable at any time, in whole or in part, at an exercise price of $19.77 per share (subject to certain anti-dilution adjustments).
The Board of Directors has authorized management to repurchase shares of the Corporation’s common stock to be made available for reissuance in connection with the Corporation’s employee incentive plans and/or for other corporate purposes. For the Corporation’s employee incentive plans, the Board of Directors authorized the repurchase of up to 2.0 million shares per quarter, while under various actions, the Board of Directors authorized the repurchase of shares, not to exceed specified amounts of the Corporation’s outstanding shares per authorization (“block authorizations”). During 2008 and through March 31, 2009, no shares were repurchased under this authorization. At March 31, 2009, approximately 3.9 million shares remain authorized to repurchase under the block authorizations. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities, and is subject to the restrictions under the CPP.
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
TABLE 11
Capital Ratios
(In Thousands, except per share data)

	At or For the Quarter Ended
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2009	2008	2008	2008	2008

Total stockholders’ equity	$2,897,169	$2,876,503	$2,364,247	$2,353,882	$2,382,418
Tier 1 capital	2,115,120	2,117,680	1,614,247	1,611,846	1,596,868
Total capital	2,443,772	2,446,597	1,939,639	1,955,030	1,927,374
Market capitalization	1,975,437	2,674,059	2,546,538	2,460,189	3,391,730

Book value per common share	$18.68	$18.54	$18.52	$18.46	$18.71
Cash dividend per common share	0.32	0.32	0.32	0.32	0.31
Stock price at end of period	15.45	20.93	19.95	19.29	26.63
Low closing price for the period	10.60	15.72	14.85	19.29	22.60
High closing price for the period	21.39	24.21	25.92	29.23	28.86

Total stockholders’ equity / assets	11.90%	11.89%	10.51%	10.55%	10.88%
Tangible common equity / tangible assets (1)	6.10	6.05	6.50	6.50	6.75
Tangible stockholders’ equity / tangible assets (2)	8.27	8.23	6.50	6.50	6.75
Tier 1 leverage ratio	9.06	9.75	7.63	7.66	7.79
Tier 1 risk-based capital ratio	11.93	11.91	9.22	9.06	9.07
Total risk-based capital ratio	13.79	13.76	11.08	10.99	10.95

Shares outstanding (period end)	127,860	127,762	127,646	127,537	127,365
Basic shares outstanding (average)	127,839	127,717	127,553	127,433	127,298
Diluted shares outstanding (average)	127,845	127,810	127,622	127,909	127,797

(1)	Tangible common equity to tangible assets = Common stockholders’ equity excluding goodwill and other intangible assets divided by assets excluding goodwill and other intangible assets. This is a non-GAAP financial measure.

(2)	Tangible equity to tangible assets = Total stockholders’ equity excluding goodwill and other intangible assets divided by assets excluding goodwill and other intangible assets. This is a non-GAAP financial measure.

Sequential Quarter Results
Net income for the first quarter of 2009 was $42.7 million, an increase of $25.9 million or 153.4% from fourth quarter 2008 net income. For the first quarter of 2009, return on average assets was 0.71% and return on average equity was 5.98%, compared to return on average assets of 0.30% and return on average equity of 2.58% for the fourth quarter of 2008 (see Table 1).
TABLE 12
Selected Quarterly Information
($ in Thousands)

	For the Quarter Ended
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2009	2008	2008	2008	2008

Summary of Operations:
Net interest income	$189,278	$191,782	$166,517	$172,732	$165,117
Provision for loan losses	105,424	65,044	55,011	59,001	23,002
Noninterest income
Trust service fees	8,477	8,248	10,020	10,078	10,074
Service charges on deposit accounts	27,205	30,946	33,609	30,129	23,684
Card-based and other nondeposit fees	10,174	12,297	12,517	12,301	11,425
Retail commissions	15,512	15,541	14,928	16,004	16,115

Core fee-based revenue	61,368	67,032	71,074	68,512	61,298
Mortgage banking, net	4,267	(1,227)	3,571	5,395	6,945
Treasury management fees	2,627	(34)	1,935	3,502	1,986
BOLI income	5,772	4,711	5,235	4,997	4,861
Asset sale gains (losses), net	(1,107)	(1,054)	573	(731)	(456)
Investment securities gains (losses), net	10,596	(35,298)	(13,585)	(718)	(2,940)
Other	5,454	6,944	6,520	5,668	10,934

Total noninterest income	88,977	41,074	75,323	86,625	82,628
Noninterest expense
Personnel expense	77,098	77,374	78,395	78,066	75,643
Occupancy	12,881	13,134	12,037	12,026	13,264
Equipment	4,589	4,785	5,088	4,653	4,597
Data processing	7,597	7,446	7,634	8,250	7,121
Business development and advertising	4,737	6,047	5,175	5,137	5,041
Other intangible amortization	1,386	1,564	1,568	1,568	1,569
Legal and professional fees	4,241	5,311	3,538	2,944	2,773
Foreclosure/OREO expense	5,013	6,716	2,427	2,573	1,969
FDIC expense	5,775	930	791	397	406
Other	17,947	25,443	19,924	20,207	23,929

Total noninterest expense	141,264	148,750	136,577	135,821	136,312
Income tax expense (benefit)	(11,158)	2,203	12,483	17,176	21,966

Net income	42,725	16,859	37,769	47,359	66,465
Preferred stock dividends and discount accretion	7,321	3,250	—	—	—

Net income available to common equity	$35,404	$13,609	$37,769	$47,359	$66,465

Taxable equivalent net interest income	$195,822	$198,684	$173,416	$179,546	$172,213
Net interest margin	3.59%	3.88%	3.48%	3.65%	3.58%
Effective tax rate	(35.35%)	11.56%	24.84%	26.61%	24.84%

Average Balances:
Assets	$24,255,783	$22,646,421	$22,072,948	$21,975,451	$21,449,963
Earning assets	21,959,077	20,436,483	19,884,434	19,754,651	19,276,208
Interest-bearing liabilities	18,457,879	17,363,481	17,107,551	16,992,508	16,611,047
Loans	16,430,347	16,285,881	16,203,717	16,120,732	15,708,321
Deposits	15,045,976	14,395,626	13,710,297	13,493,511	13,643,559
Wholesale funding	6,098,266	5,496,248	5,876,051	5,950,699	5,293,797
Stockholders’ equity	2,899,603	2,602,917	2,353,606	2,377,841	2,357,757
Taxable equivalent net interest income for the first quarter of 2009 was $195.8 million, $2.9 million lower than the fourth quarter of 2008. Changes in balance sheet volume and mix increased taxable equivalent net interest income by $13.3 million, while two fewer days in the first quarter decreased net interest income by $1.7 million, and changes in the rate environment and product pricing lowered net interest income by $14.5 million. The Federal funds rate averaged 0.25% for first quarter 2009, 81 bp lower than the average rate for fourth quarter 2008. The net interest margin between the sequential quarters was down 29 bp, to 3.59% in the first quarter of 2009, comprised of a 5 bp lower contribution from net free funds (to 0.26%, as lower rates on interest-bearing liabilities decreased the value of noninterest-bearing funds) and a 24 bp lower interest rate spread (to 3.33%, as the rate on interest-bearing liabilities fell 39 bp and the yield on earning assets declined 63 bp). Average earning assets grew $1.5 billion to $22.0 billion in the first quarter of 2009, attributable to growth in average investments (up $1.4 billion or 135% annualized) and average loans (up $0.1 billion or 4% annualized, predominantly in residential mortgage loans) over fourth quarter 2008. On the funding side, average interest-bearing deposits were up $0.5 billion, while average demand deposits were up $0.2 billion. On average, wholesale funding balances were up $0.6 billion, comprised of a $0.4 billion increase in short-term borrowings and a $0.2 billion increase in long-term funding.
Provision for loan losses for the first quarter of 2009 was $105.4 million (or $47.8 million greater than net charge offs), compared to $65.0 million (or $19.2 million greater than net charge offs) in the fourth quarter of 2008. Annualized net charge offs represented 1.42% of average loans for the first quarter of 2009 compared to 1.12% for the fourth quarter of 2008. Total nonperforming loans of $452 million (2.84% of total loans) at March 31, 2009 were up from $341 million (2.09% of total loans) at December 31, 2008, with commercial nonperforming loans up $99 million (primarily attributable to larger construction and other commercial credits directly related to the housing industry or impacted by the weak real estate market) to $357 million, and total consumer-related nonperforming loans up $12 million to $95 million (Table 9). The allowance for loan losses to loans at March 31, 2009 was 1.97%, compared to 1.63% at year-end 2008. See discussion under sections, “Provision for Loan Losses,” “Allowance for Loan Losses,” and “Nonperforming Loans and Other Real Estate Owned.”
Noninterest income for the first quarter of 2009 increased $47.9 million (117%) to $89.0 million versus fourth quarter 2008, including a $45.8 million favorable swing in net gains (losses) on asset and investment sales, a $5.5 million increase in net mortgage banking income, a $2.7 million increase in Treasury management fees, and a $1.1 million increase in BOLI income, offset by a $5.7 million decrease in core fee-based revenues and a $1.5 million decrease in all other noninterest income items combined, driven by a few notable items between the quarters. Core fee-based revenues of $61.4 million were down $5.7 million (8%) versus fourth quarter 2008, as the increase in trust service fees were more than offset by seasonally lower service charges on deposit accounts, and lower card-based and other nondeposit fees. Net mortgage banking was up $5.5 million over fourth quarter 2008, predominantly due to $10.4 million higher gains on sales and related income offset by $4.9 million higher mortgage servicing rights expense. Other notable items of first quarter 2009 included a $9.5 million net gain on investment and asset sales combined. The most notable item of fourth quarter 2008 was the $36.4 million in net losses on investment and asset sales combined (which included a $31.1 million other-than-temporary impairment write-down on a non-agency mortgage-related security and a $3.3 million write-down on trust preferred debt securities pools).
On a sequential quarter basis, noninterest expense decreased $7.5 million (5%) to $141.3 million in the first quarter of 2009, with personnel expense down $0.3 million with relatively no change in full-time equivalent employees between the quarters. Foreclosure/OREO expense decreased $1.7 million (25%), business development and advertising decreased $1.3 million (22%), and legal and professional fees decreased $1.1 million (20%). FDIC expense was up $4.8 million (521%) due to increased assessment rates beginning in January 2009. Other expense (as shown in Table 12) was down $7.5 million (29%) compared to the fourth quarter of 2008, across multiple categories, but including a $3.3 million decrease in customer fraud matters (with fourth quarter 2008 including $2.6 million for an alleged customer fraud matter), $0.8 million lower donation expense, $0.7 million lower office and supplies expense, a $0.6 million decrease in litigation settlements, and a $0.5 million decrease in Visa-related matters (with fourth quarter 2008 including a $0.5 million addition to the reserve for Visa litigation losses versus none in first quarter 2009).
Income tax benefit for the first quarter of 2009 was $11.2 million compared to income tax expense of $2.2 million for fourth quarter 2008. The reduction in income tax expense is primarily due to a $17.0 million decrease in the valuation allowance on state net operating losses as a result of the recently enacted Wisconsin combined reporting legislation.

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
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). This FSP requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. Companies are required to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements and to highlight any changes from prior periods. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009; it does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Corporation will adopt FSP FAS 107-1 and APB 28-1 in the second quarter of 2009, as required.
In April 2009, the FASB issued FASB FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”), when the volume and level of activity for the asset or liability have significantly decreased. It also provides guidance on identifying circumstances that are indicative of a disorderly transaction. Once the circumstances have been evaluated by management, it may be necessary to utilize alternative valuation techniques to determine the prices that would be received to sell an asset or paid to transfer a liability. This FSP also amends SFAS 157 to require interim and annual disclosures to discuss any changes in valuation techniques and related inputs, if any, during the period. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively, with any revisions resulting from a change in valuation technique or its application being accounted for as a change in accounting estimate. The Corporation will adopt FSP FAS 157-4 in the second quarter of 2009 as required, and is in the process of evaluating the impact on its results of operations, financial position, and liquidity.
In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). This FSP amends the other-than-temporary impairment (“OTTI”) guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. Rather than focusing on a company’s intent and ability to hold a security until recovery, this FSP shifts the focus to whether or not a company is more likely than not to be required to sell a security before recovery of its amortized cost basis. When it is more likely than not a company will be required to sell a debt security before recovery of its amortized cost basis, the entire OTTI adjustment shall be recorded in earnings. If a company does not intend to sell a security but recovery of the entire amortized cost basis of the security is doubtful, a company must compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. When the present value of cash flows expected to be collected is less than the amortized cost basis of the security, an OTTI shall be considered to have occurred. The OTTI due to credit losses is recognized in earnings, and the other noncredit impairment factors will be recognized in other comprehensive income, separate from other unrealized gains and losses on available-for-sale securities. In addition to the new guidance in determining OTTI, this FSP also has enhanced presentation and disclosure requirements. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, and is applicable to existing and new investments held by a company as of the beginning of the interim period in which it is adopted. For debt securities held at the beginning of the interim period of adoption for which an other-than-temporary impairment was previously recognized, if a company does not intend to sell the security before recovery of its amortized cost basis, it should recognize the cumulative effect of initially applying this FSP as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income. The Corporation will adopt FSP FAS 115-2 and FAS 124-2 in the second quarter of 2009 as required, and is in the process of assessing the impact on its results of operations, financial position, and liquidity.
In December 2008, the FASB issued FSP No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (“FSP 132R-1”) which amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This new accounting guidance will require additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan including fair values of each major asset category and level within the fair value hierarchy as set forth in SFAS No. 157, “Fair Value Measurements.” FSP 132R-1 will be effective for fiscal years ending after December 15, 2009. The Corporation will adopt FSP 132R-1 for year-end 2009, as required.
Subsequent Events
On April 16, 2009, the Board of Directors declared a $0.05 per share dividend payable on May 15, 2009, to shareholders of record as of May 7, 2009. This cash dividend has not been reflected in the accompanying consolidated financial statements.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
The Corporation has not experienced any material changes to its market risk position since December 31, 2008, from that disclosed in the Corporation’s 2008 Form 10-K Annual Report.
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
As of March 31, 2009, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2009. No changes were made to the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act of 1934) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Following are the Corporation’s monthly common stock purchases during the first quarter of 2009. For a discussion of the common stock repurchase authorizations and repurchases during the period, see section “Capital” included under Part I Item 2 of this document.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price	Part of Publicly	Be Purchased Under
Period	Shares Purchased	Paid per Share	Announced Plans	the Plan

January 1- January 31, 2009	—	$—	—	—
February 1 - February 28, 2009	39,415	15.43	—	—
March 1 - March 31, 2009	—	—	—	—

Total	39,415	$15.43	—	—

During the first quarter of 2009, the Corporation repurchased shares for minimum tax withholding settlements on equity compensation. The effect to the Corporation of this transaction was an increase in treasury stock and a decrease in cash of approximately $608,000 in the first quarter of 2009.
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

ASSOCIATED BANC-CORP
(Registrant)

Date: May 6, 2009	/s/ Paul S. Beideman
Paul S. Beideman
Chairman and Chief Executive Officer

Date: May 6, 2009	/s/ Joseph B. Selner
Joseph B. Selner
Chief Financial Officer