Form 10-Q
period 2009-06-30
ASSOCIATED BANC-CORP
filed 2009-08-06
CIK 7789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of registrant’s common stock, par value $0.01 per share, at July 31, 2009, was 127,862,975.

ASSOCIATED BANC-CORP

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements:
ASSOCIATED BANC-CORP
Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
	(In Thousands, except share data)
ASSETS
Cash and due from banks	$463,477	$533,338
Interest-bearing deposits in other financial institutions	12,910	12,649
Federal funds sold and securities purchased under agreements to resell	34,679	24,741
Investment securities available for sale, at fair value	5,819,229	5,143,414
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	181,262	206,003
Loans held for sale	424,833	87,084
Loans	15,310,107	16,283,908
Allowance for loan losses	(407,167)	(265,378)

Loans, net	14,902,940	16,018,530
Premises and equipment, net	185,794	190,942
Goodwill	929,168	929,168
Other intangible assets, net	91,588	80,165
Other assets	967,687	966,033

Total assets	$24,013,567	$24,192,067

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$2,846,570	$2,814,079
Interest-bearing deposits, excluding brokered certificates of deposit	12,543,239	11,551,181
Brokered certificates of deposit	930,582	789,536

Total deposits	16,320,391	15,154,796
Short-term borrowings	2,712,962	3,703,936
Long-term funding	1,761,580	1,861,647
Accrued expenses and other liabilities	344,866	595,185

Total liabilities	21,139,799	21,315,564

Stockholders’ equity
Preferred equity	509,535	508,008
Common stock	1,284	1,281
Surplus	1,078,633	1,073,218
Retained earnings	1,266,274	1,293,941
Accumulated other comprehensive income	19,125	55
Treasury stock, at cost	(1,083)	—

Total stockholders’ equity	2,873,768	2,876,503

Total liabilities and stockholders’ equity	$24,013,567	$24,192,067

Preferred shares issued	525,000	525,000
Preferred shares authorized (par value $1.00 per share)	750,000	750,000
Common shares issued	128,428,814	128,116,669
Common shares authorized (par value $0.01 per share)	250,000,000	250,000,000
Treasury shares of common stock	49,718	—
See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In Thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$194,352	$237,727	$396,377	$492,780
Interest and dividends on investment securities and deposits in other financial institutions:
Taxable	46,688	31,878	97,591	63,230
Tax exempt	8,819	9,776	18,313	20,035
Interest on federal funds sold and securities purchased under agreements to resell	51	213	114	419

Total interest income	249,910	279,594	512,395	576,464
INTEREST EXPENSE
Interest on deposits	44,993	63,655	91,592	145,161
Interest on short-term borrowings	5,088	24,363	10,242	52,536
Interest on long-term funding	20,691	18,844	42,145	40,918

Total interest expense	70,772	106,862	143,979	238,615

NET INTEREST INCOME	179,138	172,732	368,416	337,849
Provision for loan losses	155,022	59,001	260,446	82,003

Net interest income after provision for loan losses	24,116	113,731	107,970	255,846
NONINTEREST INCOME
Trust service fees	8,569	10,078	17,046	20,152
Service charges on deposit accounts	29,671	30,129	56,876	53,813
Card-based and other nondeposit fees	11,858	12,301	22,032	23,726
Retail commission income	14,829	16,004	30,341	32,119
Mortgage banking, net	28,297	5,395	32,564	12,340
Treasury management fees, net	2,393	3,502	5,019	5,488
Bank owned life insurance income	3,161	4,997	8,933	9,858
Asset sale losses, net	(1,287)	(731)	(2,394)	(1,187)
Investment securities gains (losses), net	(1,385)	(718)	9,211	(3,658)
Other	5,835	5,668	11,290	16,602

Total noninterest income	101,941	86,625	190,918	169,253
NONINTEREST EXPENSE
Personnel expense	81,171	78,066	158,269	153,709
Occupancy	12,341	12,026	25,222	25,290
Equipment	4,670	4,653	9,259	9,250
Data processing	8,126	8,250	15,723	15,371
Business development and advertising	4,943	5,137	9,680	10,178
Other intangible asset amortization expense	1,385	1,568	2,771	3,137
Legal and professional fees	5,586	2,944	9,827	5,717
Foreclosure/OREO expense	13,576	2,573	18,589	4,542
FDIC expense	18,090	397	23,865	803
Other	20,143	20,207	38,090	44,136

Total noninterest expense	170,031	135,821	311,295	272,133

Income (loss) before income taxes	(43,974)	64,535	(12,407)	152,966
Income tax expense (benefit)	(26,633)	17,176	(37,791)	39,142

Net income (loss)	(17,341)	47,359	25,384	113,824
Preferred stock dividends and discount accretion	7,331	—	14,652	—

Net income (loss) available to common equity	$(24,672)	$47,359	$10,732	$113,824

Earnings (loss) per common share:
Basic	$(0.19)	$0.37	$0.08	$0.89
Diluted	$(0.19)	$0.37	$0.08	$0.89
Average common shares outstanding:
Basic	127,861	127,433	127,850	127,365
Diluted	127,861	127,909	127,856	127,848
See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

					Accumulated
					Other
	Preferred	Common		Retained	Comprehensive	Treasury
	Equity	Stock	Surplus	Earnings	Income (Loss)	Stock	Total

			($ in Thousands, except per share data)

Balance, December 31, 2007	$—	$1,278	$1,040,694	$1,305,136	$(2,498)	$(14,905)	$2,329,705
Adjustment for adoption of EITFs 06-4 and 06-10	—	—	—	(2,515)	—	—	(2,515)

Balance, January 1, 2008, as adjusted	$—	$1,278	$1,040,694	$1,302,621	$(2,498)	$(14,905)	$2,327,190
Comprehensive income:
Net income	—	—	—	113,824	—	—	113,824
Other comprehensive income	—	—	—	—	(17,533)	—	(17,533)

Comprehensive income							96,291

Cash dividends, $0.63 per share	—	—	—	(80,446)	—	—	(80,446)
Common stock issued:
Stock-based compensation plans, net	—	1	2,231	(11,523)	—	14,905	5,614
Stock-based compensation, net	—	—	3,507	—	—	—	3,507
Tax benefit of stock options	—	—	1,726	—	—	—	1,726

Balance, June 30, 2008	$—	$1,279	$1,048,158	$1,324,476	$(20,031)	$—	$2,353,882

Balance, December 31, 2008	$508,008	$1,281	$1,073,218	$1,293,941	$55	$—	$2,876,503
April 1, 2009 adjustment for adoption of FSP 115-2 and 124-2, net	—	—	—	9,745	(9,745)	—	—
Comprehensive income:
Net income	—	—	—	25,384	—	—	25,384
Other comprehensive income	—	—	—	—	28,815	—	28,815

Comprehensive income							54,199

Common stock issued:
Stock-based compensation plans, net	—	3	1,140	(632)	—	(495)	16
Purchase of treasury stock	—	—	—	—	—	(588)	(588)
Cash dividends:
Common stock, $0.37 per share	—	—	—	(47,512)	—	—	(47,512)
Preferred stock	—	—	—	(13,125)	—	—	(13,125)
Accretion of preferred stock discount	1,527	—	—	(1,527)	—	—	—
Stock-based compensation, net	—	—	4,274	—	—	—	4,274
Tax benefit of stock options	—	—	1	—	—	—	1

Balance, June 30, 2009	$509,535	$1,284	$1,078,633	$1,266,274	$19,125	$(1,083)	$2,873,768

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2009	2008

	($ in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,384	$113,824
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	260,446	82,003
Depreciation and amortization	15,461	13,488
Addition to valuation allowance on mortgage servicing rights, net	2,700	380
Amortization of mortgage servicing rights	8,753	7,786
Amortization of other intangible assets	2,771	3,137
Amortization and accretion on earning assets, funding, and other, net	25,106	2,575
Tax benefit from exercise of stock options	1	1,726
Excess tax benefit from stock-based compensation	—	(598)
(Gain) loss on sales of investment securities, net and impairment write-downs	(9,211)	3,658
Loss on sales of assets, net	2,394	1,187
Gain on mortgage banking activities, net	(32,735)	(10,411)
Mortgage loans originated and acquired for sale	(2,414,906)	(948,537)
Proceeds from sales of mortgage loans held for sale	2,080,945	987,296
Decrease in interest receivable	6,424	12,852
Decrease in interest payable	(5,568)	(8,315)
Net change in other assets and other liabilities	(341,293)	1,813

Net cash provided by (used in) operating activities	(373,328)	263,864

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in loans	823,946	(720,923)
Purchases of:
Investment securities	(2,508,800)	(703,101)
Premises, equipment, and software, net of disposals	(7,564)	(17,537)
Other assets	(4,114)	(5,510)
Proceeds from:
Sales of investment securities	592,115	254
Calls and maturities of investment securities	1,391,550	645,615
Sales of other assets	13,163	12,553

Net cash provided by (used in) investing activities	300,296	(788,649)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	1,165,595	(595,179)
Net increase (decrease) in short-term borrowings	(990,974)	1,696,675
Repayment of long-term funding	(400,042)	(528,354)
Proceeds from issuance of long-term funding	300,000	100,000
Cash dividends on common stock	(47,512)	(80,446)
Cash dividends on preferred stock	(13,125)	—
Proceeds from exercise of stock options, net	16	5,614
Purchase of treasury stock	(588)	—
Excess tax benefit from stock-based compensation	—	598

Net cash provided by financing activities	13,370	598,908

Net increase (decrease) in cash and cash equivalents	(59,662)	74,123
Cash and cash equivalents at beginning of period	570,728	587,149

Cash and cash equivalents at end of period	$511,066	$661,272

Supplemental disclosures of cash flow information:
Cash paid for interest	$149,548	$246,930
Cash paid for income taxes	30,813	40,167
Loans and bank premises transferred to other real estate owned	28,430	34,084
Capitalized mortgage servicing rights	25,647	11,704

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
NOTE 1: Basis of Presentation
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations, changes in stockholders’ equity, and cash flows of Associated Banc-Corp (individually referred to herein as the “Parent Company,” and together with all of its subsidiaries and affiliates, collectively referred to herein as the “Corporation”) for the periods presented, and all such adjustments are of a normal recurring nature. The consolidated financial statements include the accounts of all subsidiaries. All material intercompany transactions and balances are eliminated. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Management has evaluated subsequent events for potential recognition or disclosure through August 6, 2009, the date of the filing of the consolidated financial statements with the Securities and Exchange Commission.
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
NOTE 3: New Accounting Pronouncements Adopted
In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS 165”). This statement is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 requires companies to disclose the date through which they have evaluated subsequent events and the basis for that date, as to whether it represents the date the financial statements were issued or were available to be issued. SFAS 165 provides guidance regarding circumstances under which companies should and should not recognize events or transactions occurring after the balance sheet date in their financial statements. This statement also includes disclosure requirements for certain events and transactions that occurred after the balance sheet date, which were not recognized in the financial statements. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The Corporation adopted SFAS 165 in the second quarter of 2009, as required, with no material impact on its results of operations, financial position, and liquidity.
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
In December 2007, the FASB issued SFAS No. 141 (revised December 2007), “Business Combinations” (“SFAS 141R”), which replaces FASB Statement No. 141, “Business Combinations.” This statement requires an acquirer to recognize identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their full fair values at that date, with limited exceptions. Assets and liabilities assumed that arise from contractual contingencies as of the acquisition date must also be measured at their acquisition-date full fair values. SFAS 141R requires the acquirer to recognize goodwill as of the acquisition date, and in the case of a bargain purchase business combination, the acquirer shall recognize a gain. Acquisition-related costs are to be expensed in the periods in which the costs are incurred and the services are received. Additional presentation and disclosure requirements have also been established to enable financial statement users to evaluate and understand the nature and financial effects of business combinations. SFAS 141R is to be applied prospectively for acquisition dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Corporation adopted SFAS 141R at the beginning of 2009. The Corporation did not have any business combination activity for the six months ended June 30, 2009.
In April 2009, the FASB issued FASB Staff Positions (“FSP”) No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). This FSP amends the other-than-temporary impairment (“OTTI”) guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. Rather than focusing on a company’s intent and ability to hold a security until recovery, this FSP shifts the focus to whether or not a company is more likely than not to be required to sell a security before recovery of its amortized cost basis. When it is more likely than not a company will be required to sell a debt security before recovery of its amortized cost basis, the entire OTTI adjustment shall be recorded in earnings. If a company does not intend to sell a security but recovery of the entire amortized cost basis of the security is doubtful, a company must compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. When the present value of cash flows expected to be collected is less than the amortized cost basis of the security, an OTTI shall be considered to have occurred. The OTTI due to credit losses is recognized in earnings, and the other noncredit impairment factors will be recognized in other comprehensive income, separate from other unrealized gains and losses on available-for-sale securities. In addition to the new guidance in determining OTTI, this FSP also has enhanced presentation and disclosure requirements. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, and is applicable to existing and new investments held by a company as of the beginning of the interim period in which it is adopted. For debt securities held at the beginning of the interim period of adoption for which an other-than-temporary impairment was previously recognized, if a company does not intend to sell the security before recovery of its amortized cost basis, it should recognize the cumulative effect of initially applying this FSP as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income. The Corporation adopted FSP FAS 115-2 and FAS 124-2 in the second quarter of 2009 as required, and recognized a net cumulative effect adjustment of $9.7 million to retained earnings and accumulated other comprehensive income as of April 1, 2009. See the Consolidated Statements of Changes in Stockholders’ Equity for the impact of the initial adoption and Note 6, “Investment Securities,” for additional information and disclosures.
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). This FSP requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. Companies are required to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements and to highlight any changes from prior periods. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009; it does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Corporation adopted FSP FAS 107-1 and APB 28-1 in the second quarter of 2009, as required. See Note 13, “Fair Value Measurements,” for additional disclosures.
In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”), when the volume and level of activity for the asset or liability have significantly decreased. It also provides guidance on identifying circumstances that are indicative of a disorderly transaction. Once the circumstances have been evaluated by management, it may be necessary to utilize alternative valuation techniques to determine the prices that would be received to sell an asset or paid to transfer a liability. This FSP also amends SFAS 157 to require interim and annual disclosures to discuss any changes in valuation techniques and related inputs, if any, during the period. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively, with any revisions resulting from a change in valuation technique or its application being accounted for as a change in accounting estimate. The Corporation adopted FSP FAS 157-4 in the second quarter of 2009 as required, with no material impact on its results of operations, financial position, and liquidity. See Note 13, “Fair Value Measurements,” for additional disclosures.
In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. The Corporation adopted FSP 157-2 at the beginning of 2009, as required, with no material impact on its results of operations, financial position and liquidity. See Note 13, “Fair Value Measurements,” for additional disclosures.
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

	For the three months ended		For the six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In Thousands, except per share data)

Net income (loss)	$(17,341)	$47,359	$25,384	$113,824
Preferred dividends and discount accretion	(7,331)	—	(14,652)	—

Net income (loss) available to common equity	$(24,672)	$47,359	$10,732	$113,824

Common shareholder dividends	(6,394)	(40,764)	(47,315)	(80,232)
Unvested share-based payment awards	(28)	(108)	(197)	(215)

Undistributed earnings	$(31,094)	$6,487	$(36,780)	$33,377

Basic
Distributed earnings to common shareholders	$6,394	$40,764	$47,315	$80,232
Undistributed earnings to common shareholders	(31,094)	6,470	(36,780)	33,293

Total common shareholders earnings, basic	$(24,700)	$47,234	$10,535	$113,525

Diluted
Distributed earnings to common shareholders	$6,394	$40,764	$47,315	$80,232
Undistributed earnings to common shareholders	(31,094)	6,470	(36,780)	33,293

Total common shareholders earnings, diluted	$(24,700)	$47,234	$10,535	$113,525

Weighted average common shares outstanding	127,861	127,433	127,850	127,365
Effect of dilutive stock awards and unsettled share repurchases	—	476	6	483

Diluted weighted average common shares outstanding	127,861	127,909	127,856	127,848
Basic earnings (loss) per common share	$(0.19)	$0.37	$0.08	$0.89

Diluted earnings (loss) per common share	$(0.19)	$0.37	$0.08	$0.89

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
Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock option represents the period of time that stock options are expected to be outstanding and is estimated using historical data of stock option exercises and forfeitures. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the historical volatility of the Corporation’s stock. The following weighted average assumptions were used in estimating the fair value for options granted in the first half of 2009 and full year 2008.

	2009	2008

Dividend yield	4.97%	5.12%
Risk-free interest rate	1.85%	2.77%
Expected volatility	35.80%	21.32%
Expected life	6 yrs	6 yrs
Per share fair value of stock options	$3.61	$2.74
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
A summary of the Corporation’s stock option activity for the year ended December 31, 2008 and for the six months ended June 30, 2009, is presented below.

			Weighted Average
		Weighted Average	Remaining	Aggregate Intrinsic
Stock Options	Shares	Exercise Price	Contractual Term	Value (000s)

Outstanding at December 31, 2007	6,319,413	$27.43
Granted	1,256,790	24.35
Exercised	(576,685)	18.20
Forfeited or expired	(417,816)	30.55

Outstanding at December 31, 2008	6,581,702	$27.45	5.87	$(42,922)

Options exercisable at December 31, 2008	4,770,537	$27.44	4.77	$(31,076)

Outstanding at December 31, 2008	6,581,702	$27.45
Granted	951,498	17.20
Exercised	(945)	16.70
Forfeited or expired	(365,576)	27.24

Outstanding at June 30, 2009	7,166,679	$26.10	5.80	$(97,481)

Options exercisable at June 30, 2009	5,171,568	$27.58	4.60	$(77,974)

The following table summarizes information about the Corporation’s nonvested stock option activity for the year ended December 31, 2008, and for the six months ended June 30, 2009.

		Weighted Average
Stock Options	Shares	Grant Date Fair Value

Nonvested at December 31, 2007	1,030,125	$6.03
Granted	1,256,790	2.74
Vested	(337,557)	6.06
Forfeited	(138,193)	4.66

Nonvested at December 31, 2008	1,811,165	$3.85

Granted	951,498	3.61
Vested	(590,426)	4.12
Forfeited	(177,126)	4.40

Nonvested at June 30, 2009	1,995,111	$3.60

For the six months ended June 30, 2009, the intrinsic value of stock options exercised was immaterial (less than $0.1 million), while for the year ended December 31, 2008, the intrinsic value of stock options exercised was $3.8 million. (Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option.) During the first half of 2009, less than $0.1 million was received for the exercise of stock options. The total grant date fair value of stock options that vested was $2.4 million for the first six months of 2009 and $2.0 million for the year ended December 31, 2008. For the six months ended June 30, 2009 and 2008, the Corporation recognized compensation expense of $1.9 million and $1.5 million, respectively, for the vesting of stock options. For the full year 2008, the Corporation recognized compensation expense of $3.0 million for the vesting of stock options. At June 30, 2009, the Corporation had $5.2 million of unrecognized compensation expense related to stock options that is expected to be recognized over the remaining requisite service period that extend predominantly through fourth quarter 2011.
The following table summarizes information about the Corporation’s restricted stock shares activity for the year ended December 31, 2008, and for the six months ended June 30, 2009.

		Weighted Average
Restricted Stock	Shares	Grant Date Fair Value

Outstanding at December 31, 2007	164,840	$33.14
Granted	265,900	24.43
Vested	(69,074)	32.47
Forfeited	(7,339)	32.21

Outstanding at December 31, 2008	354,327	$26.75

Granted	351,133	16.76
Vested	(136,213)	28.38
Forfeited	(51,519)	21.88

Outstanding at June 30, 2009	517,728	$20.03

The Corporation amortizes the expense related to restricted stock awards as compensation expense over the requisite service period. Expense for restricted stock awards of approximately $2.3 million and $2.0 million was recorded for the six months ended June 30, 2009 and 2008, respectively, while expense for restricted stock awards of approximately $4.0 million was recognized for the full year 2008. The Corporation had $8.0 million of unrecognized compensation costs related to restricted stock shares at June 30, 2009, that is expected to be recognized over the remaining requisite service period that extend predominantly through fourth quarter 2011.
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

NOTE 6: Investment Securities
The amortized cost and fair values of investment securities available for sale were as follows.

		Gross	Gross
		unrealized	unrealized
	Amortized cost	gains	losses	Fair value
		($ in Thousands)
June 30, 2009:
U.S Treasury securities	$3,494	$1	$(7)	$3,488
Federal agency securities	44,676	1,641	(1)	46,316
Obligations of state and political subdivisions	810,941	13,906	(3,617)	821,230
Residential mortgage-related securities	4,811,520	91,027	(21,549)	4,880,998
Other securities (debt and equity)	67,348	1,970	(2,121)	67,197

Total investment securities available for sale	$5,737,979	$108,545	$(27,295)	$5,819,229

		Gross unrealized	Gross unrealized
	Amortized cost	gains	losses	Fair value
		($ in Thousands)
December 31, 2008:
U.S Treasury securities	$4,985	$10	$(29)	$4,966
Federal agency securities	75,816	1,195	(1)	77,010
Obligations of state and political subdivisions	913,216	16,581	(4,194)	925,603
Residential mortgage-related securities	4,032,784	54,128	(9,481)	4,077,431
Other securities (debt and equity)	58,272	639	(507)	58,404

Total investment securities available for sale	$5,085,073	$72,553	$(14,212)	$5,143,414

The amortized cost and fair values of investment securities available for sale at June 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

($ in Thousands)	Amortized Cost	Fair Value

Due in one year or less	$190,045	$198,385
Due after one year through five years	242,964	251,362
Due after five years through ten years	365,680	368,189
Due after ten years	119,659	111,171

Total debt securities	918,348	929,107
Residential mortgage-related securities	4,811,520	4,880,998
Equity securities	8,111	9,124

Total investment securities available for sale	$5,737,979	$5,819,229

The following represents gross unrealized losses and the related fair value of investment securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009.

	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
			($ in Thousands)
June 30, 2009:
U.S. Treasury securities	$(7)	$989	$—	$—	$(7)	$989
Federal agency securities	—	—	(1)	49	(1)	49
Obligations of state and political subdivisions (municipal securities)	(1,901)	100,673	(1,716)	90,007	(3,617)	190,680
Residential mortgage-related securities	(7,066)	746,856	(14,483)	106,184	(21,549)	853,040
Other securities (debt and equity)	(2,121)	5,306	—	—	(2,121)	5,306

Total	$(11,095)	$853,824	$(16,200)	$196,240	$(27,295)	$1,050,064

The Corporation reviews the investment securities portfolio on a quarterly basis to monitor its exposure to other-than-temporary impairment that may result due to the current adverse economic conditions. A determination as to whether a security’s decline in market value is other-than-temporary takes into consideration numerous factors and the relative significance of any single factor can vary by security. Some factors the Corporation may consider in the other-than-temporary impairment analysis include, the length of time the security has been in an unrealized loss position, changes in security ratings, financial condition of the issuer, as well as security and industry specific economic conditions. In addition, with regards to its debt securities, the Corporation may also evaluate payment structure, whether there are defaulted payments or expected defaults, prepayment speeds, and the value of any underlying collateral. For certain debt securities in unrealized loss positions, the Corporation prepares cash flow analyses to compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security.
Based on the Corporation’s evaluation, management does not believe any remaining unrealized loss at June 30, 2009 represents an other-than-temporary impairment as these unrealized losses are primarily attributable to changes in interest rates and the current volatile market conditions, and not credit deterioration. At June 30, 2009, the number of investment securities in an unrealized loss position for less than 12 months for municipal and mortgage-related securities was 160 and 57, respectively. For investment securities in an unrealized loss position for 12 months or more, the number of individual securities in the municipal and mortgage-related categories was 184 and 38, respectively. The unrealized losses reported for mortgage-related securities relate to non-agency backed collateralized mortgage obligations as well as mortgage-backed securities issued by government agencies such as the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). The Corporation currently does not intend to sell nor does it believe that it will be required to sell the securities contained in the above unrealized losses table before recovery of their amortized cost basis.
The Corporation recognized net investment securities gains of $9.2 million for the first half of 2009. These net investment securities gains were attributable to gains of $13.5 million on the sale of mortgage-related securities, partially offset by a $2.9 million loss on the sale of a mortgage-related security and credit-related other-than-temporary write-downs of $1.4 million on the Corporation’s holding of a trust preferred debt security and various equity securities. At June 30, 2009, the remaining carrying values of the specific securities with other-than-temporary write-downs were $45.5 million for a non-agency mortgage-related security, $0.2 million for the FHLMC and FNMA preferred stock securities combined, $5.7 million for the trust preferred debt securities pools, $1.0 million for the trust preferred debt security, and $0.3 million for the common equity securities.
Effective April 1, 2009, the Corporation adopted FSP FAS 115-2 and FAS 124-2. This FSP modifies the requirements for recognizing other-than-temporary impairment on debt securities and significantly changes the impairment model for such securities. Under FSP FAS 115-2 and FAS 124-2, a security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference being defined as the credit loss) or if the fair value of the security is less than the security’s amortized cost basis and the investor intends, or more-likely-than-not will be required, to sell the security before recovery of the security’s amortized cost basis. If an other-than-temporary impairment exists, the charge to earnings is limited to the amount of credit loss if the investor does not intend to sell the security, or it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis. Any remaining difference between fair value and amortized cost is recognized in other comprehensive income, net of applicable income taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. Upon adoption of this FSP, an entity reclassifies from retained earnings to accumulated other comprehensive income the non-credit portion of an other-than-temporary impairment loss previously recognized on a security it holds if the entity does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis. The FSP also modifies the presentation of other-than-temporary impairment losses and increases related disclosure requirements.
As a result of the Corporation’s adoption of FSP FAS 115-2 and FAS 124-2 at the beginning of the second quarter of 2009, the Corporation recognized a cumulative effect adjustment to retained earnings and accumulated other comprehensive income of $9.7 million for those debt securities previously written down for other-than-temporary impairment. This adjustment represents the after tax amount of other-than-temporary impairment attributed to liquidity and other non-credit related factors that is now recognized in other comprehensive income rather than earnings. The credit loss portion of the other-than-temporary impairment continues to be recognized in earnings and represents the difference between the present value of cash flows expected to be collected and the amortized cost basis of the debt security as of the date of adoption. The following is a summary of the credit loss portion of other-than-temporary impairment recognized in earnings on debt securities.

	Non-agency
	Mortgage-Related	Trust Preferred
$ in Thousands	Securities	Debt Securities	Total
Balance of credit-related other-than-temporary impairment at April 1, 2009	$(16,445)	$(5,027)	$(21,472)
Adjustment for change in cash flows	306	—	306
Credit losses on newly identified impairment	—	(1,000)	(1,000)

Balance of credit-related other-than-temporary impairment at June 30, 2009	$(16,139)	$(6,027)	$(22,166)

For comparative purposes, the following represents gross unrealized losses and the related fair value of investment securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008.

	Less than 12 months		12 months or more		Total
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
			($ in Thousands)
December 31, 2008:
U. S. Treasury securities	$(29)	$3,960	$—	$—	$(29)	$3,960
Federal agency securities	—	—	(1)	52	(1)	52
Obligations of state and political subdivisions (municipal securities)	(3,645)	128,571	(549)	21,752	(4,194)	150,323
Residential mortgage-related securities	(2,240)	268,626	(7,241)	140,021	(9,481)	408,647
Other securities (debt and equity)	(445)	3,798	(62)	206	(507)	4,004

Total	$(6,359)	$404,955	$(7,853)	$162,031	$(14,212)	$566,986

NOTE 7: Goodwill and Other Intangible Assets
Goodwill: Goodwill is not amortized, but is subject to impairment tests on at least an annual basis. Consistent with prior years, the Corporation has elected to conduct its annual impairment testing in May. Due to changes in the business climate and the resulting decline in financial services stock prices, management also completed an interim review of goodwill as of June 30, 2009. Based on this analysis, the fair value of the Corporation’s reporting units exceeded the fair value of its assets and liabilities and, therefore, no impairment loss was necessary. However, market valuations of financial services companies remain depressed relative to book values due to continuing uncertainty surrounding the timing of economic recovery as well as the impact of the government bailout programs. As a result, management believes it may be necessary to continue to evaluate goodwill for impairment on a quarterly basis depending upon current market conditions, results of operations, and other factors. It is possible that a future conclusion could be reached that all or a portion of the Corporation’s goodwill may be impaired, in which case a non-cash charge for the amount of such impairment would be recorded in earnings. Such a charge, if any, would have no impact on tangible capital and would not affect the Corporation’s “well-capitalized” designation.
At June 30, 2009, goodwill of $907 million was assigned to the banking segment and goodwill of $22 million was assigned to the wealth management segment. There was no change in the carrying amount of goodwill for the six months ended June 30, 2009, and the year ended December 31, 2008.
Other Intangible Assets: The Corporation has other intangible assets that are amortized, consisting of core deposit intangibles, other intangibles (primarily related to customer relationships acquired in connection with the Corporation’s insurance agency acquisitions), and mortgage servicing rights. The core deposit intangibles and mortgage servicing rights are assigned to the banking segment, while the other intangibles are assigned to the wealth management segment as of June 30, 2009.
For core deposit intangibles and other intangibles, changes in the gross carrying amount, accumulated amortization, and net book value were as follows. The $0.2 million deduction during 2008 was attributable to the write-off of unamortized customer list intangibles related to the sale of third party administration business contracts.

	At or for the	At or for the
	Six months ended	Year ended
	June 30, 2009	December 31, 2008
	($ in Thousands)
Core deposit intangibles:
Gross carrying amount	$47,748	$47,748
Accumulated amortization	(27,226)	(25,165)

Net book value	$20,522	$22,583

Amortization during the period	$2,061	$4,585
Other intangibles:
Gross carrying amount	$20,433	$20,433
Accumulated amortization	(9,129)	(8,419)

Net book value	$11,304	$12,014

Deductions during the period	$—	$167
Amortization during the period	$710	$1,684
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
A summary of changes in the balance of the mortgage servicing rights asset and the mortgage servicing rights valuation allowance follows.

	At or for the	At or for the
	Six months ended	Year ended
	June 30, 2009	December 31, 2008
	($ in Thousands)
Mortgage servicing rights:
Mortgage servicing rights at beginning of period	$56,025	$54,819
Additions	25,647	17,263
Amortization	(8,753)	(16,057)

Mortgage servicing rights at end of period	$72,919	$56,025

Valuation allowance at beginning of period	(10,457)	(3,632)
(Additions) / Recoveries, net	(2,700)	(6,825)

Valuation allowance at end of period	(13,157)	(10,457)

Mortgage servicing rights, net	$59,762	$45,568

Fair value of mortgage servicing rights	$68,010	$52,882

Portfolio of residential mortgage loans	$6,904,000	$6,606,000
serviced for others (“servicing portfolio”)
Mortgage servicing rights, net to servicing portfolio	0.87%	0.69%
Mortgage servicing rights expense (1)	$11,453	$22,882

(1)	Includes the amortization of mortgage servicing rights and additions/recoveries to the valuation allowance of mortgage servicing rights, and is a component of mortgage banking, net in the consolidated statements of income.

The following table shows the estimated future amortization expense for amortizing intangible assets. The projections of amortization expense for the next five years are based on existing asset balances, the current interest rate environment, and prepayment speeds as of June 30, 2009. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

	Core Deposit	Other	Mortgage Servicing
	Intangibles	Intangibles	Rights
		($ in Thousands)
Estimated amortization expense:
Six months ending December 31, 2009	$2,100	$700	$9,500
Year ending December 31, 2010	3,700	1,200	16,500
Year ending December 31, 2011	3,700	1,000	13,500
Year ending December 31, 2012	3,200	1,000	10,500
Year ending December 31, 2013	3,100	900	8,000
Year ending December 31, 2014	2,900	900	5,900

NOTE 8: Long-term Funding
Long-term funding (funding with original contractual maturities greater than one year) was as follows.

	June 30,	December 31,
	2009	2008
	($ in Thousands)

Federal Home Loan Bank advances	$918,108	$1,118,140
Repurchase agreements	400,000	300,000
Subordinated debt, net	225,153	225,058
Junior subordinated debentures, net	216,180	216,291
Other borrowed funds	2,139	2,158

Total long-term funding	$1,761,580	$1,861,647

Federal Home Loan Bank advances: Long-term advances from the Federal Home Loan Bank (“FHLB”) had maturities through 2020 and had weighted-average interest rates of 3.38% at June 30, 2009, compared to 3.53% at December 31, 2008. These advances had a combination of fixed and variable contractual rates, of which, none were variable at June 30, 2009, and 27% were variable at December 31, 2008. In September 2007, the Corporation entered into an interest rate swap to hedge the interest rate risk in the cash flows of a $200 million variable rate, long-term FHLB advance. The $200 million variable rate, long-term FHLB advance and the related interest rate swap matured in June 2009. The fair value of the derivative was a $3.2 million loss at December 31, 2008.
Repurchase agreements: The long-term repurchase agreements had maturities through 2011 and had weighted-average interest rates of 2.88% at June 30, 2009, and 3.27% at December 31, 2008. These repurchase agreements were 25% and 33% variable rate at June 30, 2009, and December 31, 2008, respectively.
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
Junior subordinated debentures: The Corporation has $180.4 million of junior subordinated debentures (“ASBC Debentures”), which carry a fixed rate of 7.625% and mature on June 15, 2032. Beginning May 30, 2007, the Corporation has had the right to redeem the ASBC Debentures, at par. The carrying value of the ASBC Debentures was $179.6 million at June 30, 2009. With its October 2005 acquisition, the Corporation acquired variable rate junior subordinated debentures at a premium (the “SFSC Debentures”), from two equal issuances

(contractually $30.9 million on a combined basis), of which one pays a variable rate adjusted quarterly based on the 90-day LIBOR plus 2.80% (or 3.84% at June 30, 2009) and matures April 23, 2034, and the other which pays a variable rate adjusted quarterly based on the 90-day LIBOR plus 3.45% (or 4.33% at June 30, 2009) and matures November 7, 2032. The Corporation has the right to redeem the SFSC Debentures, at par, on a quarterly basis. The carrying value of the SFSC Debentures was $36.5 million at June 30, 2009.
NOTE 9: Other Comprehensive Income
A summary of activity in accumulated other comprehensive income follows.

	Six Months Ended		Year Ended
	June 30,	June 30,	December 31,
	2009	2008	2008
	($ in Thousands)

Net income	$25,384	$113,824	$168,452
Other comprehensive income (loss), net of tax:
Investment securities available for sale:
Net unrealized gains (losses)	42,275	(31,172)	(8,817)
Reclassification adjustment for net (gains)/losses realized in net income	(9,211)	3,658	52,541
Accretion of investment securities with noncredit-related impairment losses not expected to be sold	306	—	—
Income tax (expense) benefit	(9,568)	10,278	(16,559)

Other comprehensive income (loss) on investment securities available for sale	23,802	(17,236)	27,165
Defined benefit pension and postretirement obligations:
Prior service cost, net of amortization	234	237	472
Net gain (loss), net of amortization	155	150	(29,362)
Income tax (expense) benefit	(155)	(157)	11,556

Other comprehensive income (loss) on pension and postretirement obligations	234	230	(17,334)
Derivatives used in cash flow hedging relationships:
Net unrealized gains (losses)	6,688	(1,671)	(16,679)
Reclassification adjustment for net (gains) losses and interest expense for interest differential on derivatives realized in net income	671	797	4,343
Income tax (expense) benefit	(2,580)	347	5,058

Other comprehensive income (loss) on cash flow hedging relationships	4,779	(527)	(7,278)

Total other comprehensive income (loss)	28,815	(17,533)	2,553

Comprehensive income	$54,199	$96,291	$171,005

NOTE 10: Income Taxes
For the first half of 2009, the Corporation recognized income tax benefit of $37.8 million compared to income tax expense of $39.1 million for the first half of 2008. The reduction in income tax expense was primarily due to the level of pretax income / (loss) between the comparable six-month periods. In addition, during the first quarter of 2009 the Corporation recorded a $17.0 million net decrease in the valuation allowance on and changes to state deferred tax assets as a result of the recently enacted Wisconsin combined reporting tax legislation, while during the second quarter of 2009 the Corporation recorded a $5.0 million decrease in the valuation allowance on deferred tax assets. Also, the first quarter 2008 resolution of certain tax matters and changes in the estimated exposure of uncertain tax positions, partially offset by the increase in valuation allowance related to certain deferred tax assets, resulted in the net reduction of previously recorded tax liabilities and income tax expense of approximately $4.4 million.

NOTE 11: Derivative and Hedging Activities
The Corporation uses derivative instruments primarily to hedge the variability in interest payments or protect the value of certain assets and liabilities recorded on its consolidated balance sheet from changes in interest rates. The predominant derivative and hedging activities include interest rate swaps, interest rate caps, interest rate collars, and certain mortgage banking activities. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, interest rate swap agreements generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value changes exceed certain threshold limits which are determined from the credit ratings of each counterparty. The Corporation was required to pledge $80 million of investment securities and cash equivalents as collateral at June 30, 2009, and pledged $71 million of investment securities and cash equivalents as collateral at December 31, 2008.
The Corporation’s derivative and hedging instruments are recorded at fair value on the consolidated balance sheets. See Note 13, “Fair Value Measurements,” for additional fair value information and disclosures.
The table below identifies the balance sheet category and fair values of the Corporation’s derivative instruments designated as cash flow hedges.

				Weighted Average
	Notional		Balance Sheet	Receive	Pay
	Amount	Fair Value	Category	Rate	Rate	Maturity
	($ in Thousands)
June 30, 2009
Interest rate swap — short-term borrowings	$200,000	$(7,935)	Other liabilities	0.20%	3.15%	32 months

December 31, 2008
Interest rate swap — FHLB advance	$200,000	$(3,174)	Other liabilities	1.38%	4.42%	6 months
Interest rate swap — short-term borrowings	200,000	(11,449)	Other liabilities	0.15%	3.15%	38 months

The table below identifies the gains and losses recognized on the Corporation’s derivative instruments designated as cash flow hedges.

	After Tax				Gross
	Amount of Gain	Category of	Amount of Gain	Category of	Amount of
	/ (Loss)	Gain / (Loss)	/ (Loss)	Gain / (Loss)	Gain / (Loss)
	Recognized in	Reclassified	Reclassified	Recognized in	Recognized
	OCI on	from AOCI into	from AOCI into	Income on	in Income on
	Derivatives	Income	Income	Derivatives	Derivatives
	(Effective	(Effective	(Effective	(Ineffective	(Ineffective
($ in Thousands)	Portion)	Portion)	Portion)	Portion)	Portion)
Six Months Ended June 30, 2009		Interest Expense		Interest Expense
Interest rate swap — short-term		Short-term		Short-term
borrowings	$4,108	borrowings	$—	borrowings	$671

Six Months Ended June 30, 2008		Interest Expense		Interest Expense
Interest rate swap — FHLB advance	$(527)	Long-term funding	$—	Long-term funding	$—

Cash flow hedges
The Corporation has variable-rate short-term and long-term borrowings which expose the Corporation to variability in interest payments due to changes in interest rates. To manage the interest rate risk related to the variability of these interest payments, the Corporation has entered into various interest rate swap agreements.
During the third quarter of 2008, the Corporation entered into two interest rate swap agreements which hedge the interest rate risk in the cash flows of certain short-term, variable-rate borrowings. In September 2007, the

Corporation entered into an interest rate swap which hedges the interest rate risk in the cash flows of a long-term, variable-rate FHLB advance, which matured in June 2009. Hedge effectiveness is determined using regression analysis. The Corporation recognized combined ineffectiveness of $0.7 million for the first half of 2009 (which increased interest expense) and $0.3 million for full year 2008 (which increased interest expense) relating to these cash flow hedge relationships. No components of the derivatives change in fair value were excluded from the assessment of hedge effectiveness. Derivative gains and losses reclassified from accumulated other comprehensive income to current period earnings are included in interest expense on short-term borrowings or long-term funding (i.e., the line item in which the hedged cash flows are recorded). At June 30, 2009, accumulated other comprehensive income included a deferred after-tax net loss of $3.7 million related to these derivatives, compared to a deferred after-tax net loss of $8.5 million at December 31, 2008. The net after-tax derivative loss included in accumulated other comprehensive income at June 30, 2009, is projected to be reclassified into net interest income in conjunction with the recognition of interest payments on the variable-rate, short-term borrowings through September 2011.
The table below identifies the balance sheet category and fair values of the Corporation’s derivative instruments not designated as hedging instruments.

				Weighted Average
	Notional		Balance Sheet	Receive	Pay
	Amount	Fair Value	Category	Rate	Rate	Maturity
	($ in Thousands)
June 30, 2009
Interest rate swaps — customer and mirror	$974,193	$51,444	Other assets	2.20%	2.20%	51 months
Interest rate caps — customer and mirror	43,602	755	Other assets	—	—	36 months
Interest rate collars — customer and mirror	26,318	2,254	Other assets	—	—	35 months
Interest rate swaps — customer and mirror	974,193	(51,605)	Other liabilities	2.20%	2.20%	51 months
Interest rate caps — customer and mirror	43,602	(698)	Other liabilities	—	—	36 months
Interest rate collars — customer and mirror	26,318	(2,331)	Other liabilities	—	—	35 months
Interest rate lock commitments (mortgage)	230,878	2,039	Other assets	—	—	—
Forward commitments (mortgage)	641,190	5,391	Other assets	—	—	—
Foreign currency exchange forwards	23,527	222	Other assets	—	—	—
Foreign currency exchange forwards	31,481	(419)	Other liabilities	—	—	—

December 31, 2008
Interest rate swaps — customer and mirror	$893,631	$72,769	Other assets	3.02%	3.02%	55 months
Interest rate caps — customer and mirror	46,362	4	Other assets	—	—	15 months
Interest rate collars — customer and mirror	26,796	2,803	Other assets	—	—	42 months
Interest rate swaps — customer and mirror	893,631	(74,173)	Other liabilities	3.02%	3.02%	55 months
Interest rate caps — customer and mirror	46,362	(4)	Other liabilities	—	—	15 months
Interest rate collars — customer and mirror	26,796	(2,897)	Other liabilities	—	—	42 months
Interest rate lock commitments (mortgage)	508,274	6,630	Other assets	—	—	—
Forward commitments (mortgage)	530,537	(2,500)	Other liabilities	—	—	—
Foreign currency exchange forwards	26,843	1,420	Other assets	—	—	—
Foreign currency exchange forwards	34,619	(1,271)	Other liabilities	—	—	—

The table below identifies the income statement category of the gains and losses recognized in income on the Corporation’s derivative instruments not designated as hedging instruments.

	Income Statement Category of	Gain / (Loss)
	Gain / (Loss) Recognized in Income	Recognized in Income
		($ in Thousands)
Six Months Ended June 30, 2009
Interest rate swaps — customer and mirror, net	Other noninterest income	$1,243
Interest rate caps — customer and mirror, net	Other noninterest income	57
Interest rate collars — customer and mirror, net	Other noninterest income	17
Interest rate lock commitments (mortgage)	Mortgage banking, net	(4,592)
Forward commitments (mortgage)	Mortgage banking, net	7,892
Foreign exchange forwards	Other noninterest income	(254)

Six Months Ended June 30, 2008
Interest rate swaps — customer and mirror, net	Other noninterest income	$—
Interest rate caps — customer and mirror, net	Other noninterest income	—
Interest rate collars — customer and mirror, net	Other noninterest income	—
Interest rate lock commitments (mortgage)	Mortgage banking, net	1,269
Forward commitments (mortgage)	Mortgage banking, net	1,062
Foreign exchange forwards	Other noninterest income	(662)

Free Standing Derivatives
The Corporation enters into various derivative contracts which are designated as free standing derivative contracts. These derivative contracts are not designated against specific assets and liabilities on the balance sheet or forecasted transactions and, therefore, do not qualify for hedge accounting treatment. Such derivative contracts are carried at fair value on the consolidated balance sheet with changes in the fair value recorded as a component of Treasury management fees, net, and typically include interest rate swaps, interest rate caps, and interest rate collars. The net impact for the first half of 2009 was a $1.3 million gain, while the net impact for the full year 2008 was a $1.5 million net loss and the net impact for the first half of 2008 was immaterial.
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
Mortgage derivatives
Interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments, and the fair value of these commitments is recorded on the consolidated balance sheets with the changes in fair value recorded as a component of mortgage banking, net. The fair value of the mortgage derivatives at June 30, 2009, was a net gain of $7.4 million, comprised of the net gain of $2.0 million on interest rate lock commitments to originate residential mortgage loans held for sale to individual borrowers of approximately $231 million and the net gain of $5.4 million on forward commitments to sell residential mortgage loans to various investors of approximately $641 million. The fair value of the mortgage derivatives at December 31, 2008, was a net gain of $4.1 million, comprised of the net gain of $6.6 million on interest rate lock commitments to originate residential mortgage loans held for sale to individual borrowers of approximately $508 million and the net loss of $2.5 million on forward commitments to sell residential mortgage loans to various investors of approximately $531 million. The fair value of the mortgage derivatives at June 30, 2008, was a net gain of $1.3 million, comprised of the net gain of $0.7 million on interest rate lock commitments to originate residential mortgage loans held for sale to individual borrowers of approximately $66 million and the net gain of $0.6 million on forward commitments to sell residential mortgage loans to various investors of approximately $109 million.
Foreign currency derivatives
The Corporation provides foreign exchange services to customers. The Corporation may enter into a foreign currency forward to mitigate the exchange rate risk attached to the cash flows of a loan or as an offsetting contract to a forward entered into as a service to our customer. At June 30, 2009, the Corporation had $8 million in notional balances of foreign currency forwards related to loans, and $24 million in notional balances of foreign currency forwards related to customer transactions (with mirror foreign currency forwards of $24 million), which on a combined basis had a fair value of $0.2 million net loss. At December 31, 2008, the Corporation had $8 million in notional balances of foreign currency forwards related to loans, and $27 million in notional balances of foreign currency forwards related to customer transactions (with mirror foreign currency forwards of $27 million), which on a combined basis had a fair value of $0.1 million net gain. At June 30, 2008, the Corporation had $19 million in notional balances of foreign currency forwards related to loans, and $32 million in notional balances of foreign currency forwards related to customer transactions (with mirror foreign currency forwards of $32 million), which on a combined basis had a fair value of $0.1 million net loss.
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
Lending-related Commitments
As a financial services provider, the Corporation routinely enters into commitments to extend credit. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Corporation, with each customer’s creditworthiness evaluated on a case-by-case basis. The commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Corporation’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of those instruments. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the customer. Since a significant portion of commitments to extend credit are subject to specific restrictive loan covenants or may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Corporation had a reserve for losses on unfunded commitments totaling $3.7 million (included in other liabilities on the consolidated balance sheets) at both June 30, 2009 and December 31, 2008.
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

	June 30, 2009	December 31, 2008
	($ in Thousands)
Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale (1) (2)	$4,643,397	$4,885,011
Commercial letters of credit (1)	20,434	21,121
Standby letters of credit (3)	518,190	563,784

(1)	These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and is not material at June 30, 2009 or December 31, 2008.

(2)	Interest rate lock commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 11.

(3)	The Corporation has established a liability of $3.4 million and $3.7 million at June 30, 2009 and December 31, 2008, respectively, as an estimate of the fair value of these financial instruments.

Other Commitments
The Corporation has principal investment commitments to provide capital-based financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in low-income housing, small-business commercial real estate, new market tax credit projects, and historic tax credit projects to promote the revitalization of low-to-moderate-income neighborhoods throughout the local communities of its bank subsidiary. As a limited partner in these unconsolidated projects, the Corporation is allocated tax credits and deductions associated with the underlying projects. The aggregate carrying value of all these investments at June 30, 2009, was $38 million, included in other assets on the consolidated balance sheets, compared to $35 million at December 31, 2008. Related to these investments, the Corporation has remaining commitments to fund of $16 million at June 30, 2009, and $21 million at December 31, 2008.
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
Visa matters during 2008 resulted in the Corporation recording a total gain of $5.2 million, which included a $3.2 million gain from the mandatory partial redemption of the Corporation’s Class B common stock in Visa Inc. related to Visa’s initial public offering which was completed during first quarter 2008 and a $2.0 million gain (including a $1.5 million gain in the first quarter of 2008 and a $0.5 million gain in the fourth quarter of 2008) and a corresponding receivable (included in other assets in the consolidated balance sheets) for the Corporation’s pro rata interest in the litigation escrow account established by Visa from which settlements of certain covered litigation will be paid (Visa may add to this over time through a defined process which may involve a further redemption of the Class B common stock). In addition, the Corporation has a zero basis (i.e., historical cost/carryover basis) in the shares of unredeemed Visa Class B common stock which are convertible with limitations into Visa Class A common stock based on a conversion rate that is subject to change in accordance with specified terms (including provision of Visa’s retrospective responsibility plan which provides that Class B stockholders will bear the financial impact of certain covered litigation) and no sooner than the longer of three years or resolution of covered litigation. On October 27, 2008, Visa publicly announced that it had agreed to settle litigation with Discover for $1.9 billion, which includes $1.7 billion from the escrow account created under Visa’s retrospective responsibility plan and that would affect the Corporation’s previously recorded liability estimate which was based on Visa’s original $650 million estimate for the Discover litigation. The Corporation’s pro rata share of approximately $0.5 million in this additional settlement amount was recognized through other noninterest expense in October 2008 (offsetting the $0.5 million gain recognized in the fourth quarter of 2008 noted above). In addition, based upon Visa’s revised liability estimated for Discover litigation, during the fourth quarter of 2008 the Corporation recorded a $0.5 million reduction in the reserve for litigation losses and a corresponding reduction in the Visa escrow receivable. At June 30, 2009 and December 31, 2008, the remaining reserve for unfavorable litigation losses related to Visa was $2.3 million.
Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are most often sold on a nonrecourse basis. The Corporation’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability, which if subsequently are untrue or breached, could require the Corporation to repurchase certain loans affected. There have been insignificant instances of repurchase under representations and warranties. To a much lesser degree, the Corporation may sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and/or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At June 30, 2009 and December 31, 2008, there were approximately $91 million and $77 million, respectively, of residential mortgage loans sold with such recourse risk, upon which there have been insignificant instances of repurchase. Given that the underlying loans delivered to buyers are predominantly conventional residential first lien mortgages originated or purchased under our usual underwriting procedures, and that historical experience shows negligible losses and insignificant repurchase activity, management believes that losses and repurchases under the limited recourse provisions will continue to be insignificant.
In October 2004 the Corporation acquired a thrift. Prior to the acquisition, this thrift retained a subordinate position to the FHLB in the credit risk on the underlying residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. The Corporation has not sold loans to the FHLB with such credit risk retention since February 2005. At June 30, 2009 and December 31, 2008, there were $1.1 billion and $1.3 billion, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been negligible historical losses to the Corporation.
At June 30, 2009 and December 31, 2008, the Corporation provided a credit guarantee on contracts related to specific commercial loans to unrelated third parties in exchange for a fee. In the event of a customer default, pursuant to the credit recourse provided, the Corporation is required to reimburse the third party. The maximum amount of credit risk, in the event of nonperformance by the underlying borrowers, is limited to a defined contract liability. In the event of nonperformance, the Corporation has rights to the underlying collateral value securing the loan. The Corporation has an estimated fair value of approximately $0.3 million related to these credit guarantee contracts at both June 30, 2009 and December 31, 2008, recorded in other liabilities on the consolidated balance sheets.
For certain mortgage loans originated by the Corporation, borrowers may be required to obtain Private Mortgage Insurance (PMI) provided by third-party insurers. The Corporation has entered into reinsurance treaties with certain PMI carriers which provide, among other things, for a sharing of losses within a specified range of the total PMI coverage in exchange for a portion of the PMI premiums. The Corporation’s reinsurance treaties typically provide that the Corporation will assume liability for losses once they exceed 5% of the aggregate risk exposure up to a maximum of 10% of the aggregate risk exposure. At June 30, 2009, the Corporation’s potential risk exposure was approximately $26 million. As of January 1, 2009, the Corporation no longer provides reinsurance coverage for new loans in exchange for a portion of the PMI premium. The Company’s liability for reinsurance losses, including estimated losses incurred but not yet reported, was not material at either June 30, 2009 or December 31, 2008.

NOTE 13: Fair Value Measurements
Fair Value Measurements:
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
Investment securities available for sale: Where quoted prices are available in an active market, investment securities are classified in Level 1 of the fair value hierarchy. Level 1 investment securities primarily include U.S. Treasury, Federal agency, and exchange-traded debt and equity securities. If quoted market prices are not available for the specific security, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows, with consideration given to the nature of the quote and the relationship of recently evidenced market activity to the fair value estimate, and are classified in Level 2 of the fair value hierarchy. Examples of these investment securities include obligations of state and political subdivisions, mortgage-related securities, and other debt securities. Lastly, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, securities are classified within Level 3 of the fair value hierarchy. To validate the fair value estimates, assumptions, and controls, the Corporation looks to transactions for similar instruments and utilizes independent pricing provided by third-party vendors or brokers and relevant market indices. While none of these sources are solely indicative of fair value, they serve as directional indicators for the appropriateness of the Corporation’s fair value estimates. The Corporation has determined that the fair value measures of its investment securities are classified predominantly within Level 1 or 2 of the fair value hierarchy. See Note 6, “Investment Securities,” for additional disclosure regarding the Corporation’s investment securities.
Derivative financial instruments (interest rate): The Corporation uses interest rate swaps to manage its interest rate risk. In addition, the Corporation offers customer interest rate swaps, caps, and collars to service our customers’ needs, for which the Corporation simultaneously enters into offsetting derivative financial instruments (i.e., mirror interest rate swaps, caps, and collars) with third parties to manage its interest rate risk associated with the customer interest rate swaps, caps, and collars. The valuation of the Corporation’s derivative financial instruments is determined using discounted cash flow analysis on the expected cash flows of each derivative and, with the adoption of SFAS 157 beginning January 2008, also includes a nonperformance / credit risk component (credit valuation adjustment) not previously included. See Note 11, “Derivative and Hedging Activities,” for additional disclosure regarding the Corporation’s derivative financial instruments.
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
While the Corporation has determined that the majority of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions as of June 30, 2009, and December 31, 2008, and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. Therefore, the Corporation has determined that the fair value measures of its derivative financial instruments in their entirety are classified within Level 2 of the fair value hierarchy.
Derivative financial instruments (foreign exchange): The Corporation provides foreign exchange services to customers. In addition, the Corporation may enter into a foreign currency forward to mitigate the exchange rate risk attached to the cash flows of a loan or as an offsetting contract to a forward entered into as a service to our customer. The valuation of the Corporation’s foreign exchange forwards is determined using quoted prices of foreign exchange forwards with similar characteristics, with consideration given to the nature of the quote and the relationship of recently evidenced market activity to the fair value estimate, and are classified in Level 2 of the fair value hierarchy.
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

The table below presents the Corporation’s investment securities available for sale, derivative financial instruments, and mortgage derivatives measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.
Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Fair Value Measurements Using
	June 30, 2009	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Investment securities available for sale:
U.S Treasury securities	$3,488	$3,488	$—	$—
Federal agency securities	46,316	46,316	—	—
Obligations of state and political subdivisions	821,230	—	821,230	—
Residential mortgage-related securities	4,880,998	—	4,880,998	—
Other securities (debt and equity)	67,197	44,491	21,706	1,000

Total Investment securities available for sale	$5,819,229	$94,295	$5,723,934	$1,000
Derivatives (other assets)	62,105	—	54,675	7,430

Liabilities:
Derivatives (other liabilities)	$62,988	$—	$62,988	$—

		Fair Value Measurements Using
	December 31, 2008	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Investment securities available for sale:
U.S Treasury securities	$4,966	$4,966	$—	$—
Federal agency securities	77,010	77,010	—	—
Obligations of state and political subdivisions	925,603	—	925,603	—
Residential mortgage-related securities	4,077,431	—	4,077,431	—
Other securities (debt and equity)	58,404	31,710	26,694	—

Total Investment securities available for sale	$5,143,414	$113,686	$5,029,728	$—
Derivatives (other assets)	81,126	—	76,996	4,130

Liabilities:
Derivatives (other liabilities)	$92,968	$—	$92,968	$—
The table below presents a rollforward of the balance sheet amounts for the year ended December 31, 2008 and the six months ended June 30, 2009, for financial instruments measured on a recurring basis and classified within Level 3 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value
Using Significant Unobservable Inputs (Level 3)
	Investment Securities
($ in Thousands)	Available for Sale	Derivatives
Balance December 31, 2007	$—	$(1,067)
Total net gains (losses) included in income:
Mortgage derivative income	—	5,197

Balance December 31, 2008	$—	$4,130
Net transfer in	2,000
Total net gains (losses) included in income:
Net impairment losses on investment securities	(1,000)	—
Mortgage derivative income	—	3,300

Balance June 30, 2009	$1,000	$7,430

In valuing the $2 million investment security available for sale classified within Level 3, the Corporation incorporated its own assumptions about future cash flows and discount rates adjusting for credit and liquidity factors. The Corporation reviewed the underlying collateral and other relevant data in developing the assumptions for this investment security, and $1.0 million credit-related other-than-temporary impairment was recognized for the three months ended June 30, 2009.

The table below presents the Corporation’s loans held for sale, impaired loans, and mortgage servicing rights measured at fair value on a nonrecurring basis as of June 30, 2009 and December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

		Fair Value Measurements Using
	June 30, 2009	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Loans held for sale	$424,833	$—	$424,833	$—
Loans (1)	366,706	—	366,706	—
Mortgage servicing rights	59,762	—	—	59,762

		Fair Value Measurements Using
	December 31, 2008	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Loans held for sale	$87,084	$—	$87,084	$—
Loans (1)	133,627	—	133,627	—
Mortgage servicing rights	45,568	—	—	45,568

(1)	Represents collateral-dependent impaired loans, net, which are included in loans.
Certain nonfinancial assets measured at fair value on a non-recurring basis include other real estate owned (upon initial recognition or subsequent impairment), nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other nonfinancial long-lived assets measured at fair value for impairment assessment.
During the first half of 2009, certain other real estate owned, upon initial recognition, was re-measured and reported at fair value through a charge off to the allowance for loan losses based upon the estimated fair value of the other real estate owned. The fair value of other real estate owned, upon initial recognition, is estimated using appraised values, which the Corporation classifies as a Level 2 nonrecurring fair value measurement. Other real estate owned measured at fair value upon initial recognition totaled approximately $29 million for the six months ended June 30, 2009. In addition to other real estate owned measured at fair value upon initial recognition, the Corporation also recorded write-downs to the balance of other real estate owned of $10.0 million to noninterest expense for the six months ended June 30, 2009.

Fair Value of Financial Instruments:
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Corporation’s financial instruments.
The estimated fair values of the Corporation’s financial instruments on the balance sheet at June 30, 2009 and December 31, 2008, were as follows:

	June 30, 2009		December 31, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
		($ in Thousands)
Financial assets:
Cash and due from banks	$463,477	$463,477	$533,338	$533,338
Interest-bearing deposits in other financial institutions	12,910	12,910	12,649	12,649
Federal funds sold and securities purchased under agreements to resell	34,679	34,679	24,741	24,741
Accrued interest receivable	91,911	91,911	98,335	98,335
Interest rate swap, cap, and collar agreements (1)	54,453	54,453	75,576	75,576
Foreign currency exchange forwards	222	222	1,420	1,420
Investment securities available for sale	5,819,229	5,819,229	5,143,414	5,143,414
Federal Home Loan Bank and Federal Reserve Bank stocks	181,262	181,262	206,003	206,003
Loans held for sale	424,833	424,833	87,084	87,161
Loans, net	14,902,940	13,666,715	16,018,530	15,527,838
Bank owned life insurance	513,807	513,807	510,663	510,663
Financial liabilities:
Deposits	16,320,391	16,320,391	15,154,796	15,154,796
Accrued interest payable	26,379	26,379	31,947	31,947
Short-term borrowings	2,712,962	2,712,962	3,703,936	3,703,936
Long-term funding	1,761,580	1,856,228	1,861,647	1,981,566
Interest rate swap, cap, and collar agreements (1)	62,569	62,569	91,697	91,697
Foreign currency exchange forwards	419	419	1,271	1,271
Standby letters of credit (2)	3,387	3,387	3,672	3,672
Commitments to originate residential mortgage loans held for sale	5,391	5,391	6,630	6,630
Forward commitments to sell residential mortgage loans	2,039	2,039	(2,500)	(2,500)

(1)	At June 30, 2009 and December 31, 2008, the notional amount of non-trading interest rate swap agreements was $200 million and $400 million, respectively. See Note 11 for information on the fair value of derivative financial instruments.

(2)	The commitment on standby letters of credit was $0.5 billion and $0.6 billion at June 30, 2009 and December 31, 2008, respectively. See Note 12 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.
Cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and securities purchased under agreements to resell, and accrued interest receivable — For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment securities available for sale — The fair value of investment securities available for sale is based on quoted prices in active markets, or if quoted prices are not available for a specific security, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows.
Federal Home Loan Bank and Federal Reserve Bank stocks — The carrying amount is a reasonable fair value estimate for the Federal Reserve Bank and Federal Home Loan Bank stocks given their “restricted” nature (i.e., the stock can only be sold back to the respective institutions (Federal Home Loan Bank or Federal Reserve Bank) or another member institution at par).
Loans held for sale — Fair value is estimated using the prices of the Corporation’s existing commitments to sell such loans and/or the quoted market prices for commitments to sell similar loans.
Loans, net — Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, financial, and agricultural, real estate construction, commercial real estate, lease financing, residential mortgage, home equity, and other installment. The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for similar maturities.
Bank owned life insurance — The fair value of bank owned life insurance approximates the carrying amount, because upon liquidation of these investments, the Corporation would receive the cash surrender value which equals the carrying amount.
Deposits — The fair value of deposits with no stated maturity such as noninterest-bearing demand deposits, savings, interest-bearing demand deposits, and money market accounts, is equal to the amount payable on demand as of the balance sheet date. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.
Accrued interest payable and short-term borrowings — For these short-term instruments, the carrying amount is a reasonable estimate of fair value.
Long-term funding — Rates currently available to the Corporation for debt with similar terms and remaining maturities are used to estimate the fair value of existing borrowings.
Interest rate swap, cap, and collar agreements — The fair value of interest rate swap, cap, and collar agreements is determined using discounted cash flow analysis on the expected cash flows of each derivative. The Corporation also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.
Foreign currency exchange forwards — The fair value of the Corporation’s foreign exchange forwards is determined using quoted prices of foreign exchange forwards with similar characteristics, with consideration given to the nature of the quote and the relationship of recently evidenced market activity to the fair value estimate.
Standby letters of credit — The fair value of standby letters of credit represent deferred fees arising from the related off-balance sheet financial instruments. These deferred fees approximate the fair value of these instruments and are based on several factors, including the remaining terms of the agreement and the credit standing of the customer.
Commitments to originate residential mortgage loans held for sale — The fair value of commitments to originate residential mortgage loans held for sale is estimated by comparing the Corporation’s cost to acquire mortgages and the current price for similar mortgage loans, taking into account the terms of the commitments and the creditworthiness of the counterparties.
Forward commitments to sell residential mortgage loans — The fair value of forward commitments to sell residential mortgage loans is the estimated amount that the Corporation would receive or pay to terminate the forward delivery contract at the reporting date based on market prices for similar financial instruments.
Limitations — Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Corporation’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Corporation’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
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
The components of net periodic benefit cost for the Pension and Postretirement Plans for the three and six months ended June 30, 2009 and 2008, and for the full year 2008 were as follows.

	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
	2009	2008	2009	2008	2008
	($ in Thousands)
Components of Net Periodic Benefit Cost
Pension Plan:
Service cost	$2,100	$2,488	$4,200	$4,975	$9,362
Interest cost	1,547	1,560	3,094	3,120	6,174
Expected return on plan assets	(2,885)	(2,923)	(5,770)	(5,845)	(11,768)
Amortization of prior service cost	18	20	36	40	77
Amortization of actuarial loss	90	75	180	150	258

Total net periodic benefit cost	870	1,220	1,740	2,440	4,103
Settlement charge	—	—	—	—	267

Total net pension cost	$870	$1,220	$1,740	$2,440	$4,370

Postretirement Plan:
Interest cost	$66	$76	$132	$153	$271
Amortization of prior service cost	99	99	198	197	395
Amortization of actuarial gain	(13)	—	(25)	—	(27)

Total net periodic benefit cost	$152	$175	$305	$350	$639

The Corporation’s funding policy is to pay at least the minimum amount required by the funding requirements of federal law and regulations, with consideration given to the maximum funding amounts allowed. The Corporation contributed $10 million to its Pension Plan during the first half of 2009, and as of June 30, 2009, does not expect to make additional contributions for the remainder of 2009. The Corporation regularly reviews the funding of its Pension Plan.
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

Selected segment information is presented below.

		Wealth		Consolidated
	Banking	Management	Other	Total
	($ in Thousands)
As of and for the six months ended June 30, 2009
Net interest income	$367,986	$430	$—	$368,416
Provision for loan losses	260,446	—	—	260,446
Noninterest income	154,150	47,641	(2,120)	199,671
Depreciation and amortization	26,322	663	—	26,985
Other noninterest expense	254,766	40,417	(2,120)	293,063
Income taxes	(40,587)	2,796	—	(37,791)

Net income	$21,189	$4,195	$—	$25,384

% of consolidated net income	83%	17%	—%	100%
Total assets	$23,955,675	$118,131	$(60,239)	$24,013,567

% of consolidated total assets	100%	—%	—%	100%
Total revenues *	$522,136	$48,071	$(2,120)	$568,087
% of consolidated total revenues	92%	8%	—%	100%
As of and for the six months ended June 30, 2008
Net interest income	$337,502	$347	$—	$337,849
Provision for loan losses	82,003	—	—	82,003
Noninterest income	125,849	53,116	(1,926)	177,039
Depreciation and amortization	23,649	762	—	24,411
Other noninterest expense	217,813	39,621	(1,926)	255,508
Income taxes	33,910	5,232	—	39,142

Net income	$105,976	$7,848	$—	$113,824

% of consolidated net income	93%	7%	—%	100%
Total assets	$22,240,451	$117,426	$(55,173)	$22,302,704

% of consolidated total assets	100%	—%	—%	100%
Total revenues *	$463,351	$53,463	$(1,926)	$514,888
% of consolidated total revenues	90%	10%	—%	100%

*	Total revenues for this segment disclosure are defined to be the sum of net interest income plus noninterest income, net of mortgage servicing rights amortization.

		Wealth		Consolidated
	Banking	Management	Other	Total
	($ in Thousands)
As of and for the three months ended June 30, 2009
Net interest income	$178,939	$199	$—	$179,138
Provision for loan losses	155,022	—	—	155,022
Noninterest income	84,514	23,250	(1,060)	106,704
Depreciation and amortization	13,556	328	—	13,884
Other noninterest expense	141,634	20,336	(1,060)	160,910
Income taxes	(27,747)	1,114	—	(26,633)

Net income (loss)	$(19,012)	$1,671	$—	$(17,341)

% of consolidated net income (loss)	N/M	N/M	N/M	N/M
Total assets	$23,955,675	$118,131	$(60,239)	$24,013,567

% of consolidated total assets	100%	—%	—%	100%
Total revenues *	$263,453	$23,449	$(1,060)	$285,842
% of consolidated total revenues	92%	8%	—%	100%
As of and for the three months ended June 30, 2008
Net interest income	$172,581	$151	$—	$172,732
Provision for loan losses	59,001	—	—	59,001
Noninterest income	65,135	26,455	(963)	90,627
Depreciation and amortization	12,452	376	—	12,828
Other noninterest expense	107,592	20,366	(963)	126,995
Income taxes	14,830	2,346	—	17,176

Net income	$43,841	$3,518	$—	$47,359

% of consolidated net income	93%	7%	—%	100%
Total assets	$22,240,451	$117,426	$(55,173)	$22,302,704

% of consolidated total assets	100%	—%	—%	100%
Total revenues *	$237,716	$26,606	$(963)	$263,359
% of consolidated total revenues	90%	10%	—%	100%

N/M — Not Meaningful

*	Total revenues for this segment disclosure are defined to be the sum of net interest income plus noninterest income, net of mortgage servicing rights amortization.

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
Allowance for Loan Losses: Management’s evaluation process used to determine the appropriateness of the allowance for loan losses is subject to the use of estimates, assumptions, and judgments. The evaluation process combines several factors: management’s ongoing review and grading of the loan portfolio, consideration of historical loan loss and delinquency experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect probable credit losses. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the appropriateness of the allowance for loan losses, could change significantly. As an integral part of their examination process, various regulatory agencies also review the allowance for loan losses. Such agencies may require that certain loan balances be classified differently or charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. The Corporation believes the level of the allowance for loan losses is appropriate as recorded in the consolidated financial statements. See section “Allowance for Loan Losses.”
Mortgage Servicing Rights Valuation: The fair value of the Corporation’s mortgage servicing rights asset is important to the presentation of the consolidated financial statements since the mortgage servicing rights are carried on the consolidated balance sheet at the lower of amortized cost or estimated fair value. Mortgage servicing rights do not trade in an active open market with readily observable prices. As such, like other participants in the mortgage banking business, the Corporation relies on an internal discounted cash flow model to estimate the fair value of its mortgage servicing rights. The use of an internal discounted cash flow model involves judgment, particularly of estimated prepayment speeds of underlying mortgages serviced and the overall level of interest rates. Loan type and note interest rate are the predominant risk characteristics of the underlying loans used to stratify capitalized mortgage servicing rights for purposes of measuring impairment. The Corporation periodically reviews the assumptions underlying the valuation of mortgage servicing rights. In addition, the Corporation consults periodically with third parties as to the assumptions used and to determine that the Corporation’s valuation is consistent with the third party valuation. While the Corporation believes that the values produced by its internal model are indicative of the fair value of its mortgage servicing rights portfolio, these values can change significantly depending upon key factors, such as the then current interest rate environment, estimated prepayment speeds of the underlying mortgages serviced, and other economic conditions. The proceeds that might be received should the Corporation actually consider a sale of some or all of the mortgage servicing rights portfolio could differ from the amounts reported at any point in time.
Mortgage servicing rights are carried at the lower of amortized cost or estimated fair value and are assessed for impairment at each reporting date. Impairment is assessed based on the fair value at each reporting date using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate). As mortgage interest rates fall, prepayment speeds are usually faster and the value of the mortgage servicing rights asset generally decreases, requiring additional valuation reserve. Conversely, as mortgage interest rates rise, prepayment speeds are usually slower and the value of the mortgage servicing rights asset generally increases requiring less valuation reserve. However, the extent to which interest rates impact the value of the mortgage servicing rights asset depends, in part, on the magnitude of the changes in market interest rates and the differential between the then current market interest rates for mortgage loans and the mortgage interest rates included in the mortgage servicing portfolio. Management recognizes that the volatility in the valuation of the mortgage servicing rights asset will continue, though at this time, it appears that the risk for greater downward pressure on the value of the mortgage servicing rights asset has subsided, as the yield curve has steepened and mortgage rates have risen. To better understand the sensitivity of the impact of prepayment speeds on the value of the mortgage servicing rights asset at June 30, 2009 (holding all other factors unchanged), if prepayment speeds were to increase 25%, the estimated value of the mortgage servicing rights asset would have been approximately $4.0 million lower, while if prepayment speeds were to decrease 25%, the estimated value of the mortgage servicing rights asset would have been approximately $5.1 million higher. The Corporation believes the mortgage servicing rights asset is properly recorded in the consolidated financial statements. See Note 7, “Goodwill and Other Intangible Assets,” and Note 13, “Fair Value Measurements,” of the notes to consolidated financial statements and section “Noninterest Income.”
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
Income Taxes: The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgment concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. The Corporation believes the tax assets and liabilities are appropriate and properly recorded in the consolidated financial statements. See Note 10, “Income Taxes,” of the notes to consolidated financial statements and section “Income Taxes.”
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
Note 15, “Segment Reporting,” of the notes to consolidated financial statements, indicates that the banking segment represents 83% of consolidated net income and 92% of total revenues (as defined in the Note) for the first half of 2009. The Corporation’s profitability is predominantly dependent on net interest income, noninterest income, the level of the provision for loan losses, noninterest expense, and taxes of its banking segment. The consolidated discussion therefore predominantly describes the banking segment results. The critical accounting policies primarily affect the banking segment, with the exception of income tax accounting, which affects both the banking and wealth management segments (see section “Critical Accounting Policies”).
The contribution from the wealth management segment to consolidated net income (as defined and disclosed in Note 15, “Segment Reporting,” of the notes to consolidated financial statements) was approximately 17% and 7%, respectively, for the comparable first half periods in 2009 and 2008. Wealth management segment revenues were down $5.4 million (10%) and expenses were up $0.7 million (2%) between the comparable six-month periods of 2009 and 2008. Wealth segment assets (which consist predominantly of cash equivalents, investments, customer receivables, goodwill and intangibles) were up $0.7 million (1%) between June 30, 2009 and June 30, 2008, predominantly due to higher cash and cash equivalents, partially offset by lower customer receivables. The major components of wealth management revenues are trust fees, insurance fees and commissions, and brokerage commissions, which are individually discussed in section “Noninterest Income.” The major expenses for the wealth management segment are personnel expense (63% and 65%, respectively, of total segment noninterest expense for the first half of 2009 and the comparable period in 2008), as well as occupancy, processing, and other costs, which are covered generally in the consolidated discussion in section “Noninterest Expense.”
Results of Operations — Summary
Net income for the six months ended June 30, 2009, totaled $25.4 million, or $0.08 for both basic and diluted earnings per common share. Comparatively, net income for the six months ended June 30, 2008, totaled $113.8 million, or $0.89 for both basic and diluted earnings per common share. For the first half of 2009, the annualized return on average assets was 0.21% and the annualized return on average equity was 1.76%, compared to 1.05% and 9.67%, respectively, for the comparable period in 2008. The net interest margin for the first six months of 2009 was 3.49% compared to 3.61% for the first six months of 2008.
TABLE 1
Summary Results of Operations: Trends
($ in Thousands, except per share data)

	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.
	2009	2009	2008	2008	2008

Net income (loss) (Quarter)	$(17,341)	$42,725	$16,859	$37,769	$47,359
Net income (Year-to-date)	25,384	42,725	168,452	151,593	113,824

Net income (loss) available to common equity (Quarter)	$(24,672)	$35,404	$13,609	$37,769	$47,359
Net income available to common equity (Year-to-date)	10,732	35,404	165,202	151,593	113,824

Earnings (loss) per common share — basic (Quarter)	$(0.19)	$0.28	$0.11	$0.30	$0.37
Earnings per common share — basic (Year-to-date)	0.08	0.28	1.30	1.19	0.89

Earnings (loss) per common share — diluted (Quarter)	$(0.19)	$0.28	$0.11	$0.30	$0.37
Earnings per common share — diluted (Year-to-date)	0.08	0.28	1.29	1.19	0.89

Return on average assets (Quarter)	(0.29)%	0.71%	0.30%	0.68%	0.87%
Return on average assets (Year-to-date)	0.21	0.71	0.76	0.93	1.05

Return on average equity (Quarter)	(2.40)%	5.98%	2.58%	6.38%	8.01%
Return on average equity (Year-to-date)	1.76	5.98	6.95	8.57	9.67

Return on average common equity (Quarter)	(4.12)%	6.00%	2.28%	6.38%	8.01%
Return on average common equity (Year-to-date)	0.90	6.00	6.98	8.57	9.67

Return on average tangible common equity (Quarter) (1)	(6.88)%	10.05%	3.83%	10.83%	13.51%
Return on average tangible common equity (Year-to-date) (1)	1.51	10.05	11.81	14.52	16.36

Efficiency ratio (Quarter) (2)	60.20%	52.78%	55.47%	53.47%	52.22%
Efficiency ratio (Year-to-date) (2)	56.59	52.78	53.90	53.34	53.28

Efficiency ratio, fully taxable equivalent (Quarter) (2)	58.65%	51.31%	53.87%	52.18%	50.75%
Efficiency ratio, fully taxable equivalent (Year-to-date) (2)	55.08	51.31	52.41	51.89	51.75
Net interest margin (Quarter)	3.40%	3.59%	3.88%	3.48%	3.65%
Net interest margin (Year-to-date)	3.49	3.59	3.65	3.57	3.61

(1)	Return on average tangible common equity = Net income available to common equity divided by average common equity excluding average goodwill and other intangible assets (net of mortgage servicing rights). This is a non-GAAP financial measure.

(2)	See Table 1A for a reconciliation of this non-GAAP measure.

TABLE 1A
Reconciliation of Non-GAAP Measure

	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.
	2009	2009	2008	2008	2008
Efficiency ratio (Quarter) (a)	60.20%	52.78%	55.47%	53.47%	52.22%
Taxable equivalent adjustment (Quarter)	(1.30)	(1.26)	(1.40)	(1.40)	(1.33)
Asset sale gains / losses, net (Quarter)	(0.25)	(0.21)	(0.20)	0.11	(0.14)

Efficiency ratio, fully taxable equivalent (Quarter) (b)	58.65%	51.31%	53.87%	52.18%	50.75%

Efficiency ratio (Year-to-date) (a)	56.59%	52.78%	53.90%	53.34%	53.28%
Taxable equivalent adjustment (Year-to-date)	(1.28)	(1.26)	(1.41)	(1.41)	(1.41)
Asset sale gains / losses, net (Year-to-date)	(0.23)	(0.21)	(0.08)	(0.04)	(0.12)

Efficiency ratio, fully taxable equivalent (Year-to-date) (b)	55.08%	51.31%	52.41%	51.89%	51.75%

(a)	Efficiency ratio is defined by the Federal Reserve guidance as noninterest expense divided by the sum of net interest income plus noninterest income, excluding investment securities gains/losses, net.

(b)	Efficiency ratio, fully taxable equivalent, is noninterest expense divided by the sum of taxable equivalent net interest income plus noninterest income, excluding investment securities gains/losses, net and asset sale gains/losses, net. This efficiency ratio is presented on a taxable equivalent basis, which adjusts net interest income for the tax-favored status of certain loan and investment securities. Management believes this measure to be the preferred industry measurement of net interest income as it enhances the comparability of net interest income arising from taxable and tax-exempt sources and it excludes certain specific revenue items (such as investment securities gains/losses, net and asset sale gains/losses, net).
Net Interest Income and Net Interest Margin
Net interest income on a taxable equivalent basis for the six months ended June 30, 2009, was $381.1 million, an increase of $29.3 million or 8.3% versus the comparable period last year. As indicated in Tables 2 and 3, the increase in taxable equivalent net interest income was attributable to favorable volume variances (as changes in the balances and mix of earning assets and interest-bearing liabilities added $45.5 million to taxable equivalent net interest income), partially offset by unfavorable rate variances (as the impact of changes in the interest rate environment and product pricing reduced taxable equivalent net interest income by $16.2 million).
The net interest margin for the first six months of 2009 was 3.49%, 12 bp lower than 3.61% for the same period in 2008. This comparable period decrease was a function of a 14 bp lower contribution from net free funds (due principally to lower rates on interest-bearing liabilities reducing the value of noninterest-bearing deposits and other net free funds), net of a 2 bp increase in interest rate spread. The improvement in interest rate spread was the net result of a 127 bp decrease in the cost of interest-bearing liabilities and a 125 bp decrease in the yield on earning assets.
While unchanged during the first half of 2009, the Federal Reserve lowered interest rates seven times (for a total interest rate reduction of 400 bp) during 2008, resulting in a level Federal funds rate of 0.25% for the first half of 2009, 240 bp lower than the average Federal funds rate of 2.65% during the first half of 2008. The Corporation expects the net interest margin to remain stable, yet challenging for the remainder of 2009. The net interest margin is at risk to changes in various other factors, such as the slope of the yield curve, competitive pricing pressures, changes in the balance sheet mix from management action and/or from customer behavior relative to loan or deposit products.
The yield on earning assets was 4.82% for the first half of 2009, 125 bp lower than the comparable period last year, attributable principally to loan yields (down 132 bp, to 4.92%). Commercial and retail loans, in particular, experienced lower yields (down 151 bp and 132 bp, respectively) due to the repricing of adjustable rate loans and competitive pricing pressures in a declining rate environment, as well as the impact of higher levels of nonaccrual loans. The yield on securities and short-term investments decreased 81 bp (to 4.51%), also impacted by the lower rate environment and prepayment speeds of mortgage-related investment securities purchased at a premium.
The rate on interest-bearing liabilities of 1.59% for the first half of 2009 was 127 bp lower than the same period in 2008. Rates on interest-bearing deposits were down 117 bp (to 1.44%, reflecting the lower rate environment, yet moderated by product-focused pricing to retain balances) and the cost of wholesale funds experienced a more significant decrease (down 142 bp, to 1.92%). The cost of short-term borrowings was down 207 bp (similar to the year-over-year decrease in average Federal funds rates), while the cost of long-term funding declined modestly (down 61 bp).

Year-over-year changes in the average balance sheet were impacted by the preferred stock issuance of $525 million in the fourth quarter of 2008 and the levering of the balance sheet through the investment in mortgage-related securities. Average earning assets were $21.9 billion for the first six months of 2009, an increase of $2.4 billion or 12.2% from the comparable period last year, with average securities and short-term investments up $2.0 billion (primarily mortgage-related securities) and average loans up $0.4 billion. The growth in average loans was comprised of increases in retail loans (up $352 million, primarily home equity) and residential mortgages (up $337 million), while commercial loans decreased (down $329 million).
Average interest-bearing liabilities of $18.3 billion for the first six months of 2009 were $1.5 billion or 8.9% higher than the first six months of 2008. On average, interest-bearing deposits grew $1.6 billion (primarily attributable to $1.0 billion higher network transaction deposits and $0.3 billion higher brokered CDs), while noninterest-bearing demand deposits (a principal component of net free funds) were up $0.4 billion. Average wholesale funding balances decreased $0.1 billion between the comparable six-month periods, with short-term borrowing lower by $0.4 billion and long-term funding higher by $0.3 billion. As a percentage of total average interest-bearing liabilities, wholesale funding declined from 33.5% for the first half of 2008 to 30.0% for the first half of 2009.

TABLE 2
Net Interest Income Analysis
($ in Thousands)

	Six months ended June 30, 2009			Six months ended June 30, 2008
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

Earning assets:
Loans: (1) (2) (3)
Commercial	$10,083,205	$228,424	4.57%	$10,412,253	$314,859	6.08%
Residential mortgage	2,553,037	68,231	5.36	2,215,641	66,325	6.00
Retail	3,639,111	101,428	5.61	3,286,632	113,484	6.93

Total loans	16,275,353	398,083	4.92	15,914,526	494,668	6.24
Investments and other (1)	5,627,510	127,006	4.51	3,600,903	95,706	5.32

Total earning assets	21,902,863	525,089	4.82	19,515,429	590,374	6.07
Other assets, net	2,256,784			2,197,278

Total assets	$24,159,647			$21,712,707

Interest-bearing liabilities:
Interest-bearing deposits:
Savings deposits	$882,533	$681	0.16%	$885,883	$2,091	0.47%
Interest-bearing demand deposits	1,836,187	1,867	0.21	1,802,280	9,765	1.09
Money market deposits	5,178,848	23,977	0.93	3,919,573	42,000	2.15
Time deposits, excluding Brokered CDs	4,004,253	58,277	2.93	3,968,095	80,970	4.10

Total interest-bearing deposits, excluding Brokered CDs	11,901,821	84,802	1.44	10,575,831	134,826	2.56
Brokered CDs	904,650	6,790	1.51	603,699	10,335	3.44

Total interest-bearing deposits	12,806,471	91,592	1.44	11,179,530	145,161	2.61
Wholesale funding	5,484,245	52,387	1.92	5,622,248	93,454	3.34

Total interest-bearing liabilities	18,290,716	143,979	1.59	16,801,778	238,615	2.86

Noninterest-bearing demand deposits	2,769,773			2,389,005
Other liabilities	194,479			154,125
Stockholders’ equity	2,904,679			2,367,799

Total liabilities and equity	$24,159,647			$21,712,707

Interest rate spread			3.23%			3.21%
Net free funds			0.26			0.40

Net interest income, taxable equivalent, and net interest margin		$381,110	3.49%		$351,759	3.61%

Taxable equivalent adjustment		12,694			13,910

Net interest income		$368,416			$337,849

(1)	The yield on tax exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.

(2)	Nonaccrual loans and loans held for sale have been included in the average balances.

(3)	Interest income includes net loan fees.

TABLE 2
Net Interest Income Analysis
($ in Thousands)

	Three months ended June 30, 2009			Three months ended June 30, 2008
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

Earning assets:
Loans:(1) (2) (3)
Commercial	$9,940,732	$111,760	4.51%	$10,501,226	$150,134	5.75%
Residential mortgage	2,605,638	34,363	5.28	2,195,007	32,530	5.94
Retail	3,575,693	49,088	5.50	3,424,499	56,010	6.57

Total loans	16,122,063	195,211	4.85	16,120,732	238,674	5.95
Investments and other (1)	5,725,204	60,849	4.25	3,633,919	47,734	5.25

Total earning assets	21,847,267	256,060	4.70	19,754,651	286,408	5.82
Other assets, net	2,217,300			2,220,800

Total assets	$24,064,567			$21,975,451

Interest-bearing liabilities:
Interest-bearing deposits:
Savings deposits	$907,677	$359	0.16%	$910,930	$1,009	0.45%
Interest-bearing demand deposits	1,970,889	1,038	0.21	1,796,373	3,774	0.84
Money market deposits	5,409,953	12,412	0.92	3,864,739	17,546	1.83
Time deposits, excluding Brokered CDs	4,015,230	28,220	2.82	3,892,910	37,229	3.85

Total interest-bearing deposits, excluding Brokered CDs	12,303,749	42,029	1.37	10,464,952	59,558	2.29
Brokered CDs	944,670	2,964	1.26	576,857	4,097	2.86

Total interest-bearing deposits	13,248,419	44,993	1.36	11,041,809	63,655	2.32
Wholesale funding	4,876,970	25,779	2.12	5,950,699	43,207	2.92

Total interest-bearing liabilities	18,125,389	70,772	1.57	16,992,508	106,862	2.53

Noninterest-bearing demand deposits	2,852,267			2,451,702
Other liabilities	177,211			153,400
Stockholders’ equity	2,909,700			2,377,841

Total liabilities and equity	$24,064,567			$21,975,451

Interest rate spread			3.13%			3.29%
Net free funds			0.27			0.36

Net interest income, taxable equivalent, and net interest margin		$185,288	3.40%		$179,546	3.65%

Taxable equivalent adjustment		6,150			6,814

Net interest income		$179,138			$172,732

(1)	The yield on tax exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.

(2)	Nonaccrual loans and loans held for sale have been included in the average balances.

(3)	Interest income includes net loan fees.

TABLE 3
Volume / Rate Variance — Taxable Equivalent Basis
($ in Thousands)

	Comparison of			Comparison of
	Six months ended June 30, 2009 versus 2008			Three months ended June 30, 2009 versus 2008
	Income/Expense	Variance Attributable to		Income/Expense	Variance Attributable to
	Variance (1)	Volume	Rate	Variance (1)	Volume	Rate

INTEREST INCOME: (2)
Loans:
Commercial	$(86,435)	$(9,736)	$(76,699)	$(38,374)	$(7,614)	$(30,760)
Residential mortgage	1,906	9,478	(7,572)	1,833	5,700	(3,867)
Retail	(12,056)	11,177	(23,233)	(6,922)	2,408	(9,330)

Total loans	(96,585)	10,919	(107,504)	(43,463)	494	(43,957)
Investments and other	31,300	47,688	(16,388)	13,115	23,697	(10,582)

Total interest income	(65,285)	58,607	(123,892)	(30,348)	24,191	(54,539)
INTEREST EXPENSE:
Interest-bearing deposits:
Savings deposits	$(1,410)	$(8)	$(1,402)	$(650)	$(4)	$(646)
Interest-bearing demand deposits	(7,898)	179	(8,077)	(2,736)	337	(3,073)
Money market deposits	(18,023)	10,655	(28,678)	(5,134)	5,499	(10,633)
Time deposits, excluding brokered CDs	(22,693)	722	(23,415)	(9,009)	1,151	(10,160)

Interest-bearing deposits, excluding Brokered CDs	(50,024)	11,548	(61,572)	(17,529)	6,983	(24,512)
Brokered CDs	(3,545)	3,769	(7,314)	(1,133)	1,845	(2,978)

Total interest-bearing deposits	(53,569)	15,317	(68,886)	(18,662)	8,828	(27,490)
Wholesale funding	(41,067)	(2,244)	(38,823)	(17,428)	(6,921)	(10,507)

Total interest expense	(94,636)	13,073	(107,709)	(36,090)	1,907	(37,997)

Net interest income, taxable equivalent	$29,351	$45,534	$(16,183)	$5,742	$22,284	$(16,542)

(1)	The change in interest due to both rate and volume has been allocated proportionately to volume variance and rate variance based on the relationship of the absolute dollar change in each.

(2)	The yield on tax-exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented.
Provision for Loan Losses
The provision for loan losses for the first half of 2009 was $260.4 million, compared to $82.0 million for the first half of 2008 and $202.1 million for the full year 2008. Net charge offs were $118.7 million for the first half 2009, compared to $53.0 million for the first half of 2008 and $137.3 million for full year 2008. Annualized net charge offs as a percent of average loans for the first six months of 2009 were 1.47%, compared to 0.67% for the first six months of 2008 and 0.85% for full year 2008. At June 30, 2009, the allowance for loan losses was $407.2 million, up from $229.6 million at June 30, 2008, and up from $265.4 million at December 31, 2008. The ratio of the allowance for loan losses to total loans was 2.66%, compared to 1.42% at June 30, 2008 and 1.63% at December 31, 2008. Nonperforming loans at June 30, 2009, were $733 million, compared to $289 million at June 30, 2008, and $341 million at December 31, 2008. See Tables 8 and 9.
The provision for loan losses is predominantly a function of the Corporation’s reserving methodology and judgments as to other qualitative and quantitative factors used to determine the appropriateness of the allowance for loan losses which focuses on changes in the size and character of the loan portfolio, changes in levels of impaired and other nonperforming loans, historical losses and delinquencies on each portfolio category, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other factors which could affect potential credit losses. See additional discussion under sections “Allowance for Loan Losses,” and “Nonperforming Loans and Other Real Estate Owned.”

Noninterest Income
Noninterest income for the first six months of 2009 was $190.9 million, up $21.7 million (12.8%) from the first six months of 2008. Core fee-based revenue (as defined in Table 4 below) was $126.3 million, down $3.5 million from the comparable period last year. Net mortgage banking income was $32.6 million compared to $12.3 million for the first half of 2008. Net gains / loss on investment securities and asset sales combined were $6.8 million, a favorable change of $11.7 million versus the first half of 2008. All other noninterest income categories combined were $25.2 million, down $6.7 million versus the comparable period last year.
TABLE 4
Noninterest Income
($ in Thousands)

	2nd Qtr.	2nd Qtr.	Dollar	Percent	YTD	YTD	Dollar	Percent
	2009	2008	Change	Change	2009	2008	Change	Change

Trust service fees	$8,569	$10,078	$(1,509)	(15.0)%	$17,046	$20,152	$(3,106)	(15.4)%
Service charges on deposit accounts	29,671	30,129	(458)	(1.5)	56,876	53,813	3,063	5.7
Card-based and other nondeposit fees	11,858	12,301	(443)	(3.6)	22,032	23,726	(1,694)	(7.1)
Retail commissions	14,829	16,004	(1,175)	(7.3)	30,341	32,119	(1,778)	(5.5)

Core fee-based revenue	64,927	68,512	(3,585)	(5.2)	126,295	129,810	(3,515)	(2.7)
Mortgage banking income	23,460	7,582	15,878	209.4	44,017	20,506	23,511	114.7
Mortgage servicing rights expense	(4,837)	2,187	(7,024)	(321.2)	11,453	8,166	3,287	40.3

Mortgage banking, net	28,297	5,395	22,902	424.5	32,564	12,340	20,224	163.9
Treasury management fees, net	2,393	3,502	(1,109)	(31.7)	5,019	5,488	(469)	(8.6)
Bank owned life insurance (“BOLI”) income	3,161	4,997	(1,836)	(36.7)	8,933	9,858	(925)	(9.4)
Other	5,835	5,668	167	2.9	11,290	16,602	(5,312)	(32.0)

Subtotal (“fee income”)	104,613	88,074	16,539	18.8	184,101	174,098	10,003	5.7
Asset sale gains / (losses), net	(1,287)	(731)	(556)	76.1	(2,394)	(1,187)	(1,207)	N/M
Investment securities gains / (losses), net	(1,385)	(718)	(667)	92.9	9,211	(3,658)	12,869	N/M

Total noninterest income	$101,941	$86,625	$15,316	17.7%	$190,918	$169,253	$21,665	12.8%

N/M — Not meaningful.
Trust service fees were $17.0 million, down $3.1 million (15.4%) between the comparable six-month periods, primarily due to weaker stock market performance. The market value of assets under management was $5.0 billion and $5.9 billion at June 30, 2009 and 2008, respectively.
Service charges on deposit accounts were $56.9 million, up $3.1 million (5.7%) over the comparable period last year. The increase was primarily attributable to an increase in business service charges (up $2.2 million, aided by a lower earnings credit rate between the comparable first half periods) and higher nonsufficient funds / overdraft fees (up $1.0 million, including processing changes as well as a moderate fee increase late in first quarter 2008).
Card-based and other nondeposit fees were $22.0 million, down $1.7 million (7.1%) from the first half of 2008, primarily due to lower commercial and card-related fees. Retail commissions (which include commissions from insurance and brokerage product sales) were $30.3 million for the first half of 2009, down $1.8 million (5.5%) compared to the first half of 2008, including decreases in insurance commissions (down $1.1 million to $22.1 million) and lower brokerage and variable annuity commissions (down $0.9 million to $4.5 million on a combined basis), partially offset by higher fixed annuity commissions (up $0.2 million).
Net mortgage banking income was $32.6 million for the first half of 2009, up $20.2 million compared to the first half of 2008. Net mortgage banking income consists of gross mortgage banking income less mortgage servicing rights expense. Gross mortgage banking income (which includes servicing fees and the gain or loss on sales of mortgage loans to the secondary market, related fees and fair value marks (collectively “gains on sales and related income”)) was $44.0 million for the first six months of 2009, an increase of $23.5 million compared to the first six months of 2008. This $23.5 million increase between the first half periods is primarily attributable to higher gains on sales and related income (up $22.3 million). Secondary mortgage production was $2.4 billion for the first half of 2009, more than double the $0.9 billion secondary mortgage production for the first half of 2008.

Mortgage servicing rights expense includes both the amortization of the mortgage servicing rights asset and changes to the valuation allowance associated with the mortgage servicing rights asset. Mortgage servicing rights expense is affected by the size of the servicing portfolio, as well as the changes in the estimated fair value of the mortgage servicing rights asset. Mortgage servicing rights expense was $3.3 million higher than the first half of 2008, with a $2.3 million increase to the valuation reserve (comprised of a $2.7 million addition to the valuation reserve for the first six months of 2009 compared to a $0.4 million addition to the valuation reserve for the first six months of 2008) and $1.0 million higher base amortization. As mortgage interest rates decline, prepayment speeds are usually faster and the value of the mortgage servicing rights asset generally decreases, potentially requiring additional valuation reserve. Conversely, as mortgage interest rates rise, prepayment speeds are usually slower and the value of the mortgage servicing rights asset generally increases, potentially requiring less valuation reserve. Management recognizes that the volatility in the valuation of the mortgage servicing rights asset will continue, though at this time, it appears that the risk for greater downward pressure on the value of the mortgage servicing rights asset has subsided, as the yield curve has steepened and mortgage rates have risen. At June 30, 2009, the mortgage servicing rights asset, net of its valuation allowance, was $59.8 million, representing 87 bp of the $6.9 billion servicing portfolio, compared to a net mortgage servicing rights asset of $54.7 million, representing 83 bp of the $6.6 billion servicing portfolio at June 30, 2008. The valuation of the mortgage servicing rights asset is considered a critical accounting policy. See section “Critical Accounting Policies,” as well as Note 7, “Goodwill and Other Intangible Assets,” and Note 13, “Fair Value Measurements,” of the notes to consolidated financial statements for additional disclosure.
Treasury management fees (which include fee income from foreign currency and interest rate risk related services provided to our customers) were $5.0 million, a decrease of $0.5 million compared to the first half of 2008, due to a $0.9 million decrease in interest rate risk related fees, partially offset by a $0.4 million increase in foreign currency related fees. BOLI income was $8.9 million, down $0.9 million (9.4%) from the first half of 2008, due to the market impacts on the underlying assets of the BOLI investment. Other income of $11.3 million, was $5.3 million lower than first six months of 2008, with the first half of 2008 including a $0.8 million gain on an ownership interest divestiture and $4.7 million in gains related to Visa, Inc. (“Visa”) matters.
The Visa matters in the first half of 2008 resulted in the Corporation recording a total gain of $4.7 million, which included a $3.2 million gain from the mandatory partial redemption of the Corporation’s Class B common stock in Visa Inc. related to Visa’s initial public offering which completed during first quarter 2008 and a $1.5 million gain and a corresponding receivable (included in other assets in the consolidated balance sheets) for the Corporation’s pro rata interest in the litigation escrow account established by Visa from which settlements of certain covered litigation will be paid (Visa may add to this over time through a defined process which may involve a further redemption of the Class B common stock). In addition, the Corporation has a zero basis (i.e., historical cost/carryover basis) in the shares of unredeemed Visa Class B common stock which are convertible with limitations into Visa Class A common stock based on a conversion rate that is subject to change in accordance with specified terms (including provision of Visa’s retrospective responsibility plan which provides that Class B stockholders will bear the financial impact of certain covered litigation) and no sooner than the longer of three years or resolution of covered litigation. For additional discussion of the Visa matters see Note 12, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements.
Net asset sale losses were $2.4 million for the first six months of 2009, compared to net asset sale losses of $1.2 million for the comparable period last year, with the $1.2 million increase primarily due to higher losses on sales of other real estate owned. Net investment securities gains of $9.2 million for the first six months of 2009 were attributable to gains of $13.5 million on the sale of mortgage-related securities, partially offset by a $2.9 million loss on the sale of a mortgage-related security and credit-related other-than-temporary write-downs of $1.4 million on the Corporation’s holding of a trust preferred debt security and various equity securities, while net investment securities losses of $3.7 million for first six months of 2008 were attributable to other-than-temporary write-downs on the Corporation’s holding of various equity securities. See Note 6, “Investment Securities,” of the notes to consolidated financial statements for additional disclosure.

Noninterest Expense
Noninterest expense was $311.3 million for the first half of 2009, up $39.2 million (14.4%) over the first half of 2008. Personnel expense was up $4.6 million (3.0%) between the comparable six-month periods, FDIC expense increased $23.1 million, and foreclosure / OREO expense was up $14.0 million, while all remaining expense categories on a combined basis were down $2.5 million (2.2%).
TABLE 5
Noninterest Expense
($ in Thousands)

	2nd Qtr.	2nd Qtr.	Dollar	Percent	YTD	YTD	Dollar	Percent
	2009	2008	Change	Change	2009	2008	Change	Change

Personnel expense	$81,171	$78,066	$3,105	4.0%	$158,269	$153,709	$4,560	3.0%
Occupancy	12,341	12,026	315	2.6	25,222	25,290	(68)	(0.3)
Equipment	4,670	4,653	17	0.4	9,259	9,250	9	0.1
Data processing	8,126	8,250	(124)	(1.5)	15,723	15,371	352	2.3
Business development and advertising	4,943	5,137	(194)	(3.8)	9,680	10,178	(498)	(4.9)
Other intangible asset amortization	1,385	1,568	(183)	(11.7)	2,771	3,137	(366)	(11.7)
Stationery and supplies	1,575	1,943	(368)	(18.9)	3,353	4,007	(654)	(16.3)
FDIC expense	18,090	397	17,693	N/M	23,865	803	23,062	N/M
Courier	1,214	1,513	(299)	(19.8)	2,505	3,052	(547)	(17.9)
Postage	1,736	1,846	(110)	(6.0)	3,884	3,887	(3)	(0.1)
Legal and professional	5,586	2,944	2,642	89.8	9,827	5,717	4,110	71.9
Foreclosure / OREO expense	13,576	2,573	11,003	427.6	18,589	4,542	14,047	309.3
Other	15,618	14,905	713	4.8	28,348	33,190	(4,842)	(14.6)

Total noninterest expense	$170,031	$135,821	$34,210	25.2%	$311,295	$272,133	$39,162	14.4%

Personnel expense (which includes salary and commission-related expenses and fringe benefit expenses) was $158.3 million for the first half of 2009, up $4.6 million (3.0%) versus the first half of 2008. Average full-time equivalent employees were 5,130 for the first half of 2009, relatively unchanged (down 0.1%) from 5,136 for the first half of 2008. Salary-related expenses increased $5.0 million (4.1%). This increase was primarily the result of higher compensation and commissions (up $5.1 million or 4.7%, including merit increases between the years, higher commissions due to current secondary mortgage production volume, and higher compensation related to the vesting of stock options and restricted stock grants) and $1.7 million attributable to higher retention payments related to an executive separation agreement, while formal / discretionary bonuses declined (down $1.2 million). Fringe benefit expenses were down $0.4 million (1.5%) versus the first half of 2008, primarily from lower costs of premium-based benefits (down $1.5 million, aided by health care cost management), partially offset by higher benefit plan and other fringe benefit expenses (up $1.1 million).
Compared to the first half of 2008, occupancy expense of $25.2 million was down $0.1 million (0.3%), data processing of $15.7 million was up $0.4 million (2.3%), business development and advertising of $9.7 million was down $0.5 million (4.9%), stationery and supplies of $3.4 million was down $0.7 million (16.3%), and courier expense of $2.5 million was down $0.5 million (17.9%), reflecting efforts to control selected discretionary expenses. Other intangible asset amortization decreased $0.4 million (11.7%), attributable to the full amortization of certain intangible assets during 2008. FDIC expense increased $23.1 million as the one-time assessment credit was exhausted, the assessment rate more than doubled in January 2009, and the second quarter of 2009 included a special assessment of $11.3 million. Legal and professional fees of $9.8 million increased $4.1 million primarily due to higher legal and other professional consultant costs related to increased foreclosure activities and other corporate projects. Foreclosure / OREO expenses of $18.6 million increased $14.0 million, including a $9.4 million increase in OREO write-downs (primarily attributable to a $7 million write-down on a foreclosed property) and a general rise in foreclosure expenses (impacted by the continued deterioration of the real estate market). Other expense decreased $4.8 million (14.6%) from the comparable period last year, with the first half of 2008 including a $2.3 million increase to the reserve for losses on unfunded commitments, as well as declines in miscellaneous other expense categories given the efforts to control selected discretionary expenses. For the remainder of 2009, the Corporation expects the level of total noninterest expense to return to the levels approximating those experienced during prior quarters due to the sustained effort to manage expenses.

Income Taxes
For the first half of 2009, the Corporation recognized income tax benefit of $37.8 million compared to income tax expense of $39.1 million for the first half of 2008. The reduction in income tax expense was primarily due to the level of pretax income / (loss) between the comparable six-month periods. In addition, during the first quarter of 2009 the Corporation recorded a $17.0 million net decrease in the valuation allowance on and changes to state deferred tax assets as a result of the recently enacted Wisconsin combined reporting tax legislation, while during the second quarter of 2009 the Corporation recorded a $5.0 million decrease in the valuation allowance on deferred tax assets. Also, the first quarter 2008 resolution of certain tax matters and changes in the estimated exposure of uncertain tax positions, partially offset by the increase in valuation allowance related to certain deferred tax assets, resulted in the net reduction of previously recorded tax liabilities and income tax expense of approximately $4.4 million.
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
Balance Sheet
At June 30, 2009, total assets were $24.0 billion, a decrease of $0.2 billion (1% annualized) since December 31, 2008. The decrease in assets was primarily due to a $974 million decline in loans and a $142 million increase in the allowance for loan losses, partially offset by a $338 million increase in loans held for sale and a $676 million increase in investment securities available for sale. The growth in assets was primarily funded by deposits, as both short-term borrowings and long-term funding declined since year end 2008.
Loans of $15.3 billion at June 30, 2009, were down $974 million (6%) from December 31, 2008, with declines in both commercial and retail loan balances, and minimal change in the mix of loans between the June and December periods. The decline in loans since year-end 2008 was predominantly due to commercial loans (down $621 million, led by commercial, financial and agriculture loans), and home equity (down $227 million). Investment securities available for sale were $5.8 billion, up $676 million over year-end 2008 (primarily in mortgage-related investment securities). For the remainder of 2009, the Corporation anticipates that loan balances will continue to decline due to reduced demand related to the continued economic uncertainty.
At June 30, 2009, total deposits of $16.3 billion were up $1.2 billion (8%) from December 31, 2008, primarily attributable to increases in money market and interest-bearing demand deposits. Since year-end 2008, money market deposits increased $484 million (including a $75 million increase in network transaction deposits) and interest-bearing demand deposits grew $446 million, while all remaining interest-bearing deposit accounts increased $202 million on a combined basis. Noninterest-bearing demand deposits remained level at $2.8 billion and represented 17% of total deposits, compared to 19% of total deposits at December 31, 2008. Wholesale funding of $4.5 billion was down $1.1 billion since year-end 2008, with short-term borrowings down $1.0 billion and long-term funding down $0.1 billion.
Since June 30, 2008, loans decreased $839 million (5%), with commercial down $766 million (7%) and home equity down $101 million (4%). Since June 30, 2008, deposits grew $2.9 billion, primarily attributable to a $1.5 billion increase in money market deposits (which includes a $985 million increase in network transaction deposits), a $545 million increase in interest-bearing demand deposits, and a $532 million increase in brokered CDs.

TABLE 6
Period End Loan Composition
($ in Thousands)

	June 30, 2009		March 31, 2009		December 31, 2008		September 30, 2008		June 30, 2008
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Commercial, financial, and agricultural	$3,904,925	25%	$4,160,274	26%	$4,388,691	27%	$4,343,208	27%	$4,423,192	27%
Commercial real estate	3,737,749	24	3,575,301	22	3,566,551	22	3,534,791	22	3,583,877	22
Real estate construction	1,963,919	13	2,228,090	14	2,260,888	13	2,363,116	14	2,351,401	15
Lease financing	110,262	1	116,100	1	122,113	1	125,907	1	124,661	1

Commercial	9,716,855	63	10,079,765	63	10,338,243	63	10,367,022	64	10,483,131	65
Home equity (1)	2,656,747	17	2,784,248	18	2,883,317	18	2,892,952	18	2,757,684	17
Installment	844,065	6	853,214	5	827,303	5	842,741	5	826,895	5

Retail	3,500,812	23	3,637,462	23	3,710,620	23	3,735,693	23	3,584,579	22
Residential mortgage	2,092,440	14	2,200,725	14	2,235,045	14	2,169,772	13	2,081,617	13

Total loans	$15,310,107	100%	$15,917,952	100%	$16,283,908	100%	$16,272,487	100%	$16,149,327	100%

(1) Home equity includes home equity lines and residential mortgage junior liens.

Farmland	$52,010	1%	$56,258	2%	$57,242	1%	$58,015	2%	$59,214	2%
Multi-family	500,363	13	507,722	14	496,059	14	503,450	14	510,904	14
Owner occupied	1,335,935	36	1,258,677	35	1,239,139	35	1,218,441	34	1,254,608	35
Non-owner occupied	1,849,441	50	1,752,644	49	1,774,111	50	1,754,885	50	1,759,151	49

Commercial real estate	$3,737,749	100%	$3,575,301	100%	$3,566,551	100%	$3,534,791	100%	$3,583,877	100%

1-4 family construction	$329,699	17%	$398,711	18%	$423,137	19%	$438,323	19%	$428,151	18%
All other construction	1,634,220	83	1,829,379	82	1,837,751	81	1,924,793	81	1,923,250	82

Real estate construction	$1,963,919	100%	$2,228,090	100%	$2,260,888	100%	$2,363,116	100%	$2,351,401	100%

TABLE 7
Period End Deposit Composition
($ in Thousands)

	June 30, 2009		March 31, 2009		December 31, 2008		September 30, 2008		June 30, 2008
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Noninterest-bearing demand	$2,846,570	17%	$2,818,088	18%	$2,814,079	19%	$2,545,779	18%	$2,602,026	19%
Savings	898,527	6	895,310	6	841,129	6	888,731	6	921,000	7
Interest-bearing demand	2,242,800	14	1,796,724	11	1,796,405	12	1,667,640	12	1,697,910	13
Money market	5,410,498	33	5,410,095	34	4,926,088	32	4,608,686	32	3,917,505	29
Brokered CDs	930,582	6	922,491	6	789,536	5	579,607	4	398,423	3
Other time	3,991,414	24	4,030,481	25	3,987,559	26	3,955,224	28	3,841,870	29

Total deposits	$16,320,391	100%	$15,873,189	100%	$15,154,796	100%	$14,245,667	100%	$13,378,734	100%

Total deposits, excluding Brokered CDs	$15,389,809	94%	$14,950,698	94%	$14,365,260	95%	$13,666,060	96%	$12,980,311	97%
Network transaction deposits included above in interest-bearing demand and money market	$1,605,722	10%	$1,759,656	11%	$1,530,675	10%	$1,356,616	10%	$620,440	5%
Total deposits, excluding Brokered CDs and network transaction deposits	$13,784,087	84%	$13,191,042	83%	$12,834,585	85%	$12,309,444	86%	$12,359,871	92%
Allowance for Loan Losses
Credit risks within the loan portfolio are inherently different for each loan type. Credit risk is controlled and monitored through the use of lending standards, a thorough review of potential borrowers, and on-going review of loan payment performance. Active asset quality administration, including early problem loan identification and timely resolution of problems, aids in the management of credit risk and minimization of loan losses. The Corporation engages in continuous improvement efforts to strengthen all aspects of its asset quality administration. The Board of Directors approved the formation of a Risk and Credit Committee during the second quarter of 2009.
The level of the allowance for loan losses represents management’s estimate of an amount appropriate to provide for probable credit losses in the loan portfolio at the balance sheet date. In general, the change in the allowance for loan losses is a function of a number of factors, including but not limited to changes in the loan portfolio (see Table 6), net charge offs (see Table 8) and nonperforming loans (see Table 9). To assess the appropriateness of the allowance for loan losses, an allocation methodology is applied by the Corporation. The allocation methodology focuses on evaluation of several factors, including but not limited to: evaluation of facts and issues related to specific loans, management’s on-going review and grading of the loan portfolio, consideration of historical loan loss and delinquency experience on each portfolio category, trends in past due and nonperforming loans, the level of potential problem loans, the risk characteristics of the various classifications of loans, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect potential credit losses. Assessing these numerous factors involves significant judgment. Therefore, management considers the allowance for loan losses a critical accounting policy (see section “Critical Accounting Policies”).
The allocation methodology used at June 30, 2009 and December 31, 2008 was comparable, whereby the Corporation segregated its loss factors allocations, used for both criticized (defined as specific loans warranting either specific allocation or a criticized status of special mention, substandard, or doubtful) and non-criticized loan categories (which include watch rated loans), into a component primarily based on historical loss rates and a component primarily based on other qualitative factors that may affect loan collectibility. Factors applied are reviewed periodically and adjusted to reflect changes in trends or other risks. In the first quarter of 2009, the definition of criticized loans was changed to exclude watch rated loans to be consistent with the regulatory definition of criticized loans.
At June 30, 2009, the allowance for loan losses was $407.2 million compared to $229.6 million at June 30, 2008, and $265.4 million at December 31, 2008. The allowance for loan losses to total loans at June 30, 2009, was 2.66% and covered 56% of nonperforming loans, compared to 1.42% and 79%, respectively, at June 30, 2008, and 1.63% and 78%, respectively, at December 31, 2008. At June 30, 2009, the Corporation had $572.2 million of specifically identified nonaccrual commercial loans with a current allowance for loan losses allocation of $84.5 million and for which the Corporation had recognized $113.0 million of net charge offs. Management’s allowance methodology includes an impairment analysis on specifically identified commercial loans defined as impaired by the Corporation, as well as other qualitative and quantitative factors (including, but not limited to, historical trends, risk characteristics of the loan portfolio, changes in the size and character of the loan portfolio, and existing economic conditions) in determining the overall adequacy of the allowance for loan losses. Tables 8 and 9 provide additional information regarding activity in the allowance for loan losses and nonperforming assets.
The provision for loan losses for the first half of 2009 was $260.4 million, compared to $82.0 million for the first half of 2008, and $202.1 million for the full year 2008. Gross charge offs were $123.5 million for the six months ended June 30, 2009, $57.7 million for the comparable period ended June 30, 2008, and $145.8 million for the full 2008 year, while recoveries for the corresponding periods were $4.8 million, $4.8 million and $8.6 million, respectively. The increase in net charge offs was primarily due to larger specific commercial charge offs (primarily attributable to commercial credits directly related to the housing industry or impacted by the prolonged weak real estate and economic environments), and due to a general rise in home equity and residential mortgage net charge offs (primarily attributable to deteriorating economic conditions and a weak housing market). The ratio of net charge offs to average loans on an annualized basis was 1.47%, 0.67%, and 0.85% for the six-month periods ended June 30, 2009 and 2008, and for the 2008 year, respectively.
Given the current market conditions, 2008 and the first half of 2009 continued to present unique asset quality issues for the banking industry (including the continued effects of weakening economic conditions; softening commercial and residential real estate markets; and waning consumer confidence) and for the Corporation (including elevated net charge offs and higher nonperforming loan levels compared to the Corporation’s longer-term historical experience). In a stressed real estate market such as currently exists, the value of the collateral securing the loans has become one of the most important factors in determining the amount of loss incurred and the appropriate amount of allowance for loan losses to record at the measurement date. While the likelihood of losses that are equal to the entire recorded investment for a real estate loan is remote, declining collateral values have significantly contributed to the elevated levels of net charge offs and the increase in the provision for loan losses that the Corporation has experienced in recent quarters. Based on these current market conditions and our continuous monitoring of specific individual nonperforming and potential problem loans, we anticipate that net charge offs and the provision for loan losses will remain elevated for the remainder of 2009. However, we believe that the criticized loan migration which adversely impacted the provision for loan loses during the first half of 2009 will moderate. We cannot predict the duration of asset quality stress for future periods, given uncertainty as to the magnitude and scope of economic weakness in our markets, on our customers, and on underlying real estate values (residential and commercial).
While there was minimal change in overall loan mix (see section “Balance Sheet” and Table 6), loans declined $1.0 billion since year end 2008 in both commercial and retail loan categories (particularly commercial, financial and agricultural loans, real estate construction, and home equity); and compared to June 30, 2008, loans declined $0.8 billion. Criticized commercial loans increased 57% since year-end 2008, with continued stress on borrowers from difficult economic conditions and negative commercial and residential real estate market issues pervading into many related businesses; and compared to a year ago, criticized commercial loans more than doubled. At June 30, 2009, criticized commercial loans represented 19% of total loans (with commercial, financial, and agricultural loans, real estate construction loans, and commercial real estate loans representing 7%, 6%, and 6%, respectively, of total loans), compared to 12% of total loans at December 31, 2008 (with commercial, financial, and agricultural loans, real estate construction loans, commercial real estate loans, and residential real estate loans representing 4%, 4%, 3%, and 1%, respectively, of total loans) and 9% of total loans at June 30, 2008 (with commercial, financial, and agricultural loans, real estate construction loans, commercial real estate loans, and residential real estate loans representing 3%, 3%, 2%, and 1%, respectively, of total loans). Loans past due 30-89 days increased $19 million since year end 2008, with commercial past due loans up $19 million and consumer-related past due loans relatively flat. Since year end 2008, nonperforming loans rose $393 million to $733 million at June 30, 2009, with commercial nonperforming loans up $363 million (primarily attributable to larger construction and other commercial credits directly related to the housing industry or impacted by the prolonged weak real estate market and economic environment) to $620 million, and total consumer-related nonperforming loans up $30 million to $113 million (Table 9). Nonperforming loans to total loans were 4.79%, 2.09% and 1.79% at June 30, 2009, and December 31 and June 30, 2008, respectively. The allowance for loan losses to loans increased to 2.66% at June 30, 2009, from 1.63% at year end 2008, as the provision for loan losses for the first half of 2009 exceeded net charge offs by $141.8 million, while the allowance for loan losses to loans was 1.42% at June 30, 2008.
Management believes the level of the allowance for loan losses to be appropriate at June 30, 2009.
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

TABLE 8
Allowance for Loan Losses
($ in Thousands)

	At and for the six months						At and for the year
	ended June 30,						ended December 31,
	2009			2008			2008

Allowance for Loan Losses:
Balance at beginning of period	$265,378			$200,570			$200,570
Provision for loan losses	260,446			82,003			202,058
Charge offs	(123,499)			(57,732)			(145,826)
Recoveries	4,842			4,764			8,576

Net charge offs	(118,657)			(52,968)			(137,250)

Balance at end of period	$407,167			$229,605			$265,378

Net loan charge offs (recoveries):		(A	)		(A	)		(A	)
Commercial, financial, and agricultural	$55,257	267		$15,937	73		$39,207	90
Commercial real estate (CRE)	11,240	63		5,456	31		12,541	35
Real estate construction	19,701	182		18,296	159		55,709	238
Lease financing	990	172		228	39		570	47

Total commercial	87,188	174		39,917	77		108,027	104
Home equity	21,085	153		9,126	75		19,627	74
Installment	4,307	102		2,725	65		6,160	74

Total retail	25,392	141		11,851	73		25,787	74
Residential mortgage	6,077	48		1,200	11		3,436	16

Total net charge offs	$118,657	147		$52,968	67		$137,250	85

CRE & Construction Net Charge Off Detail:		(A	)		(A	)		(A	)
Farmland	$171	62		$(1)	—		$74	13
Multi-family	1,081	43		406	16		1,116	22
Owner occupied	3,237	51		3,741	60		4,627	37
Non-owner occupied	6,751	76		1,310	15		6,724	38

Commercial real estate	$11,240	63		$5,456	31		$12,541	35

1-4 family construction	$3,277	173		$11,183	518		$21,724	496
All other construction	16,424	183		7,113	76		33,985	178

Real estate construction	$19,701	182		$18,296	159		$55,709	238

(A) — Annualized ratio of net charge offs to average loans by loan type in basis points. Ratios:

Allowance for loan losses to total loans	2.66%			1.42%			1.63%
Allowance for loan losses to net charge offs (annualized)	1.7%			2.2%			1.9%

TABLE 8 (continued)
Allowance for Loan Losses
$ in Thousands)

	June 30,			March 31,			December 31,			September 30,			June 30,
Quarterly Trends:	2009			2009			2008			2008			2008
Allowance for Loan Losses:
Balance at beginning of period	$313,228			$265,378			$246,189			$229,605			$207,602
Provision for loan losses	155,022			105,424			65,044			55,011			59,001
Charge offs	(63,325)			(60,174)			(47,750)			(40,344)			(38,238)
Recoveries	2,242			2,600			1,895			1,917			1,240

Net charge offs	(61,083)			(57,574)			(45,855)			(38,427)			(36,998)

Balance at end of period	$407,167			$313,228			$265,378			$246,189			$229,605

Net loan charge offs (recoveries):		(A	)		(A	)		(A	)		(A	)		(A	)
Commercial, financial, and agricultural	$19,367	191		$35,890	341		$15,457	143		$7,813	72		$13,538	123
Commercial real estate (CRE)	8,382	92		2,858	32		3,435	39		3,650	41		3,206	36
Real estate construction	16,249	307		3,452	62		17,698	299		19,715	328		14,097	242
Lease financing	988	349		2	1		202	65		140	45		214	69

Total commercial	44,986	182		42,202	167		36,792	142		31,318	120		31,055	119
Home equity	10,343	152		10,742	153		5,958	82		4,543	64		3,997	62
Installment	2,321	110		1,986	94		2,009	96		1,426	69		1,182	57

Total retail	12,664	142		12,728	139		7,967	85		5,969	65		5,179	61
Residential mortgage	3,433	53		2,644	43		1,096	20		1,140	21		764	14

Total net charge offs	$61,083	152		$57,574	142		$45,855	112		$38,427	94		$36,998	92

CRE & Construction Net Charge Off Detail:		(A	)		(A	)		(A	)		(A	)		(A	)
Farmland	$210	154		$(39)	(28)		$75	52		$—	—		$—	—
Multi-family	412	33		669	54		742	59		(32)	(2)		107	8
Owner occupied	2,371	74		866	28		793	26		93	3		2,693	86
Non-owner occupied	5,389	121		1,362	31		1,825	41		3,589	81		406	9

Commercial real estate	$8,382	92		$2,858	32		$3,435	39		$3,650	41		$3,206	36

1-4 family construction	$2,401	274		$876	86		$6,519	584		$4,022	364		$9,631	932
All other construction	13,848	313		2,576	57		11,179	232		15,693	320		4,466	93

Real estate construction	$16,249	307		$3,452	62		$17,698	299		$19,715	328		$14,097	242

TABLE 9
Nonperforming Assets
($ in Thousands)

	June 30,	March 31,	December 31,	September 30,	June 30,
	2009	2009	2008	2008	2008

Nonperforming assets:
Nonaccrual loans:
Commercial	$616,434	$355,579	$257,322	$235,288	$230,478
Residential mortgage	57,277	51,248	45,146	36,094	27,873
Retail	26,803	26,419	24,389	18,657	18,749

Total nonaccrual loans	700,514	433,246	326,857	290,039	277,100
Accruing loans past due 90 days or more:
Commercial	3,339	905	—	1,870	1,772
Residential mortgage	—	10	10	11	—
Retail	16,446	15,087	13,801	12,750	9,990

Total accruing loans past due 90 days or more	19,785	16,002	13,811	14,631	11,762
Restructured loans	13,089	2,927	—	—	—

Total nonperforming loans	733,388	452,175	340,668	304,670	288,862
Other real estate owned (OREO)	51,633	54,883	48,710	46,473	46,579

Total nonperforming assets	$785,021	$507,058	$389,378	$351,143	$335,441

Ratios:
Nonperforming loans to total loans	4.79%	2.84%	2.09%	1.87%	1.79%
Nonperforming assets to total loans plus OREO	5.11	3.17	2.38	2.15	2.07
Nonperforming assets to total assets	3.27	2.08	1.61	1.56	1.50
Allowance for loan losses to nonperforming loans	55.52	69.27	77.90	80.81	79.49
Allowance for loan losses to total loans	2.66	1.97	1.63	1.51	1.42

Nonperforming assets by type:
Commercial, financial, and agricultural	$187,943	$102,257	$104,664	$85,995	$78,731
Commercial real estate (CRE)	165,929	100,838	62,423	52,875	42,280
Real estate construction	264,402	152,008	90,048	98,205	110,717
Leasing	1,929	1,707	187	83	522

Total commercial	620,203	356,810	257,322	237,158	232,250
Home equity	38,474	35,224	31,035	25,372	23,555
Installment	7,545	6,755	7,155	6,035	5,184

Total retail	46,019	41,979	38,190	31,407	28,739
Residential mortgage	67,166	53,386	45,156	36,105	27,873

Total nonperforming loans	733,388	452,175	340,668	304,670	288,862
Commercial real estate owned	36,818	36,729	28,724	29,581	29,438
Residential real estate owned	11,628	13,484	15,178	12,084	12,284
Bank properties real estate owned	3,187	4,670	4,808	4,808	4,857

Other real estate owned	51,633	54,883	48,710	46,473	46,579

Total nonperforming assets	$785,021	$507,058	$389,378	$351,143	$335,441

CRE & Construction Nonperforming Loan Detail:
Farmland	$400	$706	$36	$267	$297
Multi-family	13,696	11,414	10,819	9,296	7,444
Owner occupied	45,304	35,867	22,999	16,478	12,321
Non-owner occupied	106,529	52,851	28,569	26,834	22,218

Commercial real estate	$165,929	$100,838	$62,423	$52,875	$42,280

1-4 family construction	$91,216	$58,443	$38,727	$40,441	$37,300
All other construction	173,186	93,565	51,321	57,764	73,417

Real estate construction	$264,402	$152,008	$90,048	$98,205	$110,717

TABLE 9 (continued)
Nonperforming Assets
($ in Thousands)

	June 30,	March 31,	December 31,	September 30,	June 30,
	2009	2009	2008	2008	2008

Loans 30-89 days past due by type:
Commercial, financial, and agricultural	$47,515	$60,838	$40,109	$61,344	$44,938
Commercial real estate (CRE)	66,288	61,587	83,066	40,965	63,896
Real estate construction	35,166	75,136	25,266	44,587	42,105
Leasing	18,833	759	370	5,147	191

Total commercial	167,802	198,320	148,811	152,043	151,130
Home equity	19,755	18,137	16,606	14,775	22,539
Installment	7,577	10,382	9,733	9,371	7,889

Total retail	27,332	28,519	26,339	24,146	30,428
Residential mortgage	14,189	19,015	14,962	15,325	18,975

Total loans past due 30-89 days	$209,323	$245,854	$190,112	$191,514	$200,533

CRE & Construction Past Due Loan Detail:
Farmland	$1,493	$1,257	$892	$646	$707
Multi-family	4,120	5,168	3,394	2,808	14,359
Owner occupied	28,339	16,072	13,179	15,468	23,844
Non-owner occupied	32,336	39,090	65,601	22,043	24,986

Commercial real estate	$66,288	$61,587	$83,066	$40,965	$63,896

1-4 family construction	$14,668	$29,753	$6,150	$7,937	$22,741
All other construction	20,498	45,383	19,116	36,650	19,364

Real estate construction	$35,166	$75,136	$25,266	$44,587	$42,105

Nonperforming Loans and Other Real Estate Owned
Management is committed to an aggressive nonaccrual and problem loan identification philosophy. This philosophy is implemented through the ongoing monitoring and review of all pools of risk in the loan portfolio to ensure that problem loans are identified timely and the risk of loss is minimized. Table 9 provides detailed information regarding nonperforming assets, which include nonperforming loans and other real estate owned.
Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, loans 90 days or more past due but still accruing, and restructured loans. The Corporation specifically excludes from its definition of nonperforming loans student loan balances that are 90 days or more past due and still accruing and that have contractual government guarantees as to collection of principal and interest. The Corporation had approximately $18.4 million, $12.4 million and $14.7 million of these past due student loans at June 30, 2009, June 30, 2008, and December 31, 2008, respectively.
Nonperforming loans were $733 million at June 30, 2009, compared to $289 million at June 30, 2008 and $341 million at year end 2008, reflecting in part the impact of the weak real estate markets and economic environment on the Corporation’s customers. Loans past due 30-89 days were $209 million at June 30, 2009, an increase of $9 million from June 30, 2008 and an increase of $19 million from December 31, 2008. The ratio of nonperforming loans to total loans was 4.79% at June 30, 2009, compared to 1.79% at June 30, 2008 and 2.09% at year-end 2008. The Corporation’s allowance for loan losses to nonperforming loans was 56% at June 30, 2009, down from 79% at June 30, 2008, and 78% at December 31, 2008.
The recent time periods have been marked with general economic and industry declines with pervasive impact on consumer confidence, business and personal financial performance, and commercial and residential real estate markets. The increase in nonperforming loans was primarily due to the impact of declining property values, slower sales, longer holding periods, and rising costs brought on by deteriorating real estate conditions and the weak economy, and was especially impacted by several larger individual commercial credit relationships. As shown in Table 9, total nonperforming loans were up $393 million since year end 2008, with commercial nonperforming loans up $363 million (primarily attributable to larger construction and other commercial credits directly related to the housing industry or impacted by the prolonged weak real estate market and economic environment) and consumer-related nonperforming loans were up $30 million. Since June 30, 2008, total nonperforming loans increased $445 million, with commercial nonperforming loans up $388 million, while consumer-related nonperforming loans increased $57 million. The addition of these larger individual commercial credit relationships during 2008 and the first half of 2009 was the primary cause for the decline in the ratio of the allowance for loan losses to nonperforming loans. The Corporation’s estimate of the appropriate allowance for loan losses does not have a targeted reserve to nonperforming loan coverage ratio. However, management’s allowance methodology at June 30, 2009, including an impairment analysis on specifically identified commercial loans defined by the Corporation as impaired, incorporated the level of specific reserves for these larger individual commercial credit relationships, as well as other factors, in determining the overall adequacy of the allowance for loan losses.
Potential Problem Loans: The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the level of the allowance for loan losses. Potential problem loans are generally defined by management to include loans rated as substandard by management but that are not in nonperforming status; however, there are circumstances present to create doubt as to the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that the Corporation expects losses to occur, but that management recognized a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial loans covering a diverse range of businesses and real estate property types. At June 30, 2009, potential problem loans totaled $1.4 billion, compared to $0.9 billion at December 31, 2008. The $0.5 billion increase in potential problem loans since December 31, 2008, was primarily due to a $218 million increase in commercial real estate and a $169 million increase in real estate construction. The current rise in and level of potential problem loans highlights management’s continued heightened level of uncertainty of the pace at which a commercial credit may deteriorate, the duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by the Corporation’s customers and on the underlying real estate values (both residential and commercial).
Other Real Estate Owned: Other real estate owned was $51.6 million at June 30, 2009, compared to $46.6 million at June 30, 2008, and $48.7 million at year-end 2008. The $5.1 million increase in other real estate owned between the June 30 periods was predominantly due to a $7.4 million increase in commercial real estate owned (with $15.1 million attributable to 7 larger commercial foreclosures, net of write-downs of $10 million on one large commercial property), partially offset by a $1.7 million decrease to bank premises no longer used for banking and reclassified into other real estate owned, and a $0.6 million decrease in residential real estate owned. Since year-end 2008, commercial real estate owned increased $8.1 million (with $13.9 million attributable to 6 larger commercial foreclosures, net of a $7 million write-down on one large commercial property), while residential real estate owned decreased $3.6 million and bank properties real estate owned decreased by $1.6 million, for a net increase in other real estate owned of $2.9 million.
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

The Corporation’s internal liquidity management framework includes measurement of several key elements, such as wholesale funding as a percent of total assets and liquid assets to short-term wholesale funding. Strong capital ratios, credit quality, and core earnings are essential to retaining high credit ratings and, consequently, cost-effective access to wholesale funding markets. A downgrade or loss in credit ratings could have an impact on the Corporation’s ability to access wholesale funding at favorable interest rates. As a result, capital ratios, asset quality measurements, and profitability ratios are monitored on an ongoing basis as part of the liquidity management process. At June 30, 2009, the Corporation was in compliance with its internal liquidity objectives.
While core deposits and loan and investment securities repayments are principal sources of liquidity, funding diversification is another key element of liquidity management. Diversity is achieved by strategically varying depositor type, term, funding market, and instrument. The Parent Company and its subsidiary bank are rated by Moody’s and Standard and Poor’s (“S&P”). Credit ratings by these nationally recognized statistical rating agencies are an important component of the Corporation’s liquidity profile. Credit ratings relate to the Corporation’s ability to issue debt securities and the cost to borrow money, and should not be viewed as an indication of future stock performance or a recommendation to buy, sell, or hold securities. Among other factors, the credit ratings are based on financial strength, credit quality and concentrations in the loan portfolio, the level and volatility of earnings, capital adequacy, the quality of management, the liquidity of the balance sheet, the availability of a significant base of core deposits, and the Corporation’s ability to access a broad array of wholesale funding sources. Adverse changes in these factors could result in a negative change in credit ratings and impact not only the ability to raise funds in the capital markets, but also the cost of these funds. The Corporation’s credit rating was downgraded by S&P in May 2009. Ratings are subject to revision or withdrawal at any time and each rating should be evaluated independently. The current credit ratings of the Parent Company and its subsidiary bank are displayed below.

Credit Ratings at June 30, 2009	Moody’s	S&P

Bank short-term	P1	A2
Bank long-term	A1	BBB+
Corporation short-term	P1	A2
Corporation long-term	A2	BBB
Subordinated debt long-term	A3	BBB-
The Corporation also has funding sources that could be used to increase liquidity and provide additional financial flexibility. At June 30, 2009, $200 million of commercial paper was available under the Parent Company’s $200 million commercial paper program.
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
A bank note program associated with Associated Bank, National Association, (the “Bank”) was established during 2000. Under this program, short-term and long-term debt may be issued. As of June 30, 2009, no bank notes were outstanding and $225 million was available under the 2000 bank note program. A new bank note program was instituted during 2005, of which $2 billion was available at June 30, 2009. The 2005 bank note program will be utilized upon completion of the 2000 bank note program. The Bank has also established federal funds lines with major banks and the ability to borrow from the Federal Home Loan Bank ($1.1 billion of FHLB advances was outstanding at June 30, 2009). The Bank also issues institutional certificates of deposit, network deposits, brokered certificates of deposit, and accepts Eurodollar deposits.
Investment securities are an important tool to the Corporation’s liquidity objective. As of June 30, 2009, all investment securities are classified as available for sale and are reported at fair value on the consolidated balance sheet. Of the $5.8 billion available for sale investment securities portfolio at June 30, 2009, $2.4 billion was pledged to secure certain deposits or for other purposes as required or permitted by law. The majority of the remaining securities could be pledged or sold to enhance liquidity, if necessary.
The FHLB of Chicago announced in October 2007 that it was under a consensual cease and desist order with its regulator, which among other things, restricts various future activities of the FHLB of Chicago. Such restrictions may stop the FHLB from redeeming stock without prior approval. The FHLB of Chicago last paid a dividend in the third quarter of 2007. The Bank is a member of the FHLB Chicago. Accounting guidance indicates that an investor in FHLB Chicago capital stock should recognize impairment if it concludes that it is not probable that it will ultimately recover the par value of its shares. The decision of whether impairment exists is a matter of judgment that should reflect the investor’s view of FHLB Chicago’s long-term performance, which includes factors such as its operating performance, the severity and duration of declines in the market value of its net assets related to its capital stock amount, its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance, the impact of legislation and regulatory changes on FHLB Chicago, and accordingly, on the members of FHLB Chicago and its liquidity and funding position. After evaluating all of these considerations, the Corporation believes the cost of the investment will be recovered.
For the six months ended June 30, 2009, net cash provided by investing and financing activities was $300.3 million and $13.3 million, respectively, while operating activities used net cash of $373.3 million, for a net decrease in cash and cash equivalents of $59.7 million since year-end 2008. Generally, during the first half of 2009, net assets decreased $0.2 billion (0.7%), including a decrease in loans (down $974 million), partially offset by increases in investment securities (up $676 million) and loans held for sale (up $338 million). The increases in deposits were predominantly used to fund the change in assets and repay wholesale funding as well as to provide for the payment of cash dividends to the Corporation’s stockholders.
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

Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related commitments and derivative instruments. A discussion of the Corporation’s derivative instruments at June 30, 2009, is included in Note 11, “Derivative and Hedging Activities,” of the notes to consolidated financial statements. A discussion of the Corporation’s lending-related commitments is included in Note 12, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements. See also Note 8, “Long-term Funding,” of the notes to consolidated financial statements for additional information on the Corporation’s long-term funding.
Table 10 summarizes significant contractual obligations and other commitments at June 30, 2009, at those amounts contractually due to the recipient, including any premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.
TABLE 10: Contractual Obligations and Other Commitments

	One Year	One to	Three to	Over
	or Less	Three Years	Five Years	Five Years	Total
		($ in Thousands)

Time deposits	$3,954,819	$837,488	$127,143	$2,546	$4,921,996
Short-term borrowings	2,712,962	—	—	—	2,712,962
Long-term funding	617,510	899,766	75	244,229	1,761,580
Operating leases	11,764	19,270	13,324	14,751	59,109
Commitments to extend credit	3,642,854	870,750	303,256	57,415	4,874,275

Total	$10,939,909	$2,627,274	$443,798	$318,941	$14,329,922

Capital
Stockholders’ equity at June 30, 2009 was $2.9 billion, minimally changed (down $3 million) from December 31, 2008. The change in stockholders’ equity between the two periods was primarily composed of the retention of earnings, with offsetting decreases to stockholders’ equity for the payment of cash dividends. Cash dividends of $0.37 per share were paid in the first half of 2009, compared to $0.63 per share in the first half of 2008. At June 30, 2009, stockholders’ equity included $19.1 million of accumulated other comprehensive income compared to $55,000 of accumulated other comprehensive income at December 31, 2008. The $19.0 million improvement in accumulated other comprehensive income resulted primarily from the change in the unrealized gain/loss position, net of the tax effect, on investment securities available for sale (from unrealized gains of $36.6 million at December 31, 2008, to unrealized gains of $50.7 million at June 30, 2009), as well as a $4.8 million decrease in the unrealized loss on cash flow hedges, net of the tax effect. Stockholders’ equity to assets was 11.97% and 11.89% at June 30, 2009 and December 31, 2008, respectively.
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
The Board of Directors has authorized management to repurchase shares of the Corporation’s common stock to be made available for reissuance in connection with the Corporation’s employee incentive plans and/or for other corporate purposes. For the Corporation’s employee incentive plans, the Board of Directors authorized the repurchase of up to 2.0 million shares per quarter, while under various actions, the Board of Directors authorized the repurchase of shares, not to exceed specified amounts of the Corporation’s outstanding shares per authorization (“block authorizations”). During 2008 and through June 30, 2009, no shares were repurchased under this authorization. At June 30, 2009, approximately 3.9 million shares remain authorized to repurchase under the block authorizations. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities, and is subject to the restrictions under the CPP.
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
TABLE 11
Capital Ratios
(In Thousands, except per share data)

	At or For the Quarter Ended
	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,
	2009	2009	2008	2008	2008

Total stockholders’ equity	$2,873,768	$2,897,169	$2,876,503	$2,364,247	$2,353,882
Tier 1 capital	2,098,647	2,115,120	2,117,680	1,614,247	1,611,846
Total capital	2,418,084	2,443,772	2,446,597	1,939,639	1,955,030
Market capitalization	1,598,263	1,975,437	2,674,059	2,546,538	2,460,189

Book value per common share	$18.49	$18.68	$18.54	$18.52	$18.46
Cash dividend per common share	0.05	0.32	0.32	0.32	0.32
Stock price at end of period	12.50	15.45	20.93	19.95	19.29
Low closing price for the period	12.50	10.60	15.72	14.85	19.29
High closing price for the period	19.00	21.39	24.21	25.92	29.23

Total stockholders’ equity / assets	11.97%	11.90%	11.89%	10.51%	10.55%
Tangible common equity / tangible assets (1)	6.09	6.10	6.05	6.50	6.50
Tangible stockholders’ equity / tangible assets (2)	8.30	8.27	8.23	6.50	6.50
Tier 1 leverage ratio	9.06	9.06	9.75	7.63	7.66
Tier 1 risk-based capital ratio	12.45	11.93	11.91	9.22	9.06
Total risk-based capital ratio	14.35	13.79	13.76	11.08	10.99

Shares outstanding (period end)	127,861	127,860	127,762	127,646	127,537
Basic shares outstanding (average)	127,861	127,839	127,717	127,553	127,433
Diluted shares outstanding (average)	127,861	127,845	127,810	127,622	127,909

(1)	Tangible common equity to tangible assets = Common stockholders’ equity excluding goodwill and other intangible assets divided by assets excluding goodwill and other intangible assets. This is a non-GAAP financial measure.

(2)	Tangible stockholders’ equity to tangible assets = Total stockholders’ equity excluding goodwill and other intangible assets divided by assets excluding goodwill and other intangible assets. This is a non-GAAP financial measure.
Comparable Second Quarter Results
Net loss available to common equity for the second quarter of 2009 was $24.7 million, down $72.1 million (152%) from net income available to common equity of $47.4 million for second quarter 2008. Return on average equity was (2.40)% for second quarter 2009 versus 8.01% for second quarter 2008, while return on average assets was (0.29)% compared to 0.87% for second quarter 2008. Tables 1 through 10 present selected comparable quarter data.
Net interest income of $179.1 million for the second quarter of 2009, was up $6.4 million (3.7%) versus second quarter 2008, while taxable equivalent net interest income was $185.3 million, $5.7 million (3.2%) higher than the second quarter of 2008. The increase in taxable equivalent net interest income was attributable to a favorable volume variance (increasing taxable equivalent net interest income by $22.2 million), offset by an unfavorable rate variance (decreasing taxable equivalent net interest income by $16.5 million). See Tables 2 and 3. Average earning assets of $21.8 billion in the second quarter of 2009, increased $2.1 billion from the second quarter of 2008, with average loans essentially flat and investments up $2.1 billion (58%). Average interest-bearing liabilities of $18.1 billion were up $1.1 billion from second quarter 2008, with average interest-bearing deposits up $2.2 billion (20%) and average wholesale funding down $1.1 billion (18%). On average, noninterest-bearing demand deposits (a principal component of net free funds) increased $0.4 billion (16%) from the second quarter of 2008.
The net interest margin of 3.40% was down 25 bp from 3.65% for the second quarter of 2008, the net result of a 16 bp decrease in the interest rate spread (i.e., a 112 bp decrease in the earning asset yield versus a 96 bp decrease in the average cost of interest-bearing liabilities) and a 9 bp lower contribution from net free funds (due principally to lower rates on interest-bearing liabilities reducing the value of noninterest-bearing deposits and other net free funds). The average Federal funds rate for second quarter 2009 was 183 bp lower than for second quarter 2008. On the asset side, average loans (yielding 4.85%, down 110 bp versus second quarter 2008) declined as a percentage of earning assets (74%, versus 82% for second quarter 2008), whereas average investments (yielding 4.25%, down 100 bp) represented a larger portion of earning assets (26%, versus 18% for second quarter 2008). On the funding side, average wholesale funding (costing 2.12% for second quarter 2009, down 80 bp) declined as a percentage of interest-bearing liabilities (to 27%, versus 35% for second quarter 2008), while interest-bearing deposits (costing 1.36%, down 96 bp) represented a larger portion of average interest-bearing liabilities (73%, versus 65% for second quarter 2008).
The provision for loan losses was $155.0 million (or $93.9 million greater than net charge offs) for the second quarter of 2009 versus $59.0 million (or $22.0 million greater than net charge offs) for the second quarter of 2008. Annualized net charge offs represented 1.52% of average loans for the second quarter of 2009 and 0.92% of average loans for the second quarter of 2008. The allowance for loan losses to loans at June 30, 2009 was 2.66% compared to 1.42% at June 30, 2008. Total nonperforming loans grew 154% to $733 million (4.79% of total loans) versus $289 million at June 30, 2008 (1.79% of total loans). See Table 8 and Table 9, as well as the discussion under sections “Provision for Loan Losses,” “Allowance for Loan Losses,” and “Nonperforming Loans and Other Real Estate Owned.”
Noninterest income was $101.9 million for the second quarter of 2009, down $15.3 million (17.7%) from the second quarter of 2008 (see also Table 4). Core fee-based revenue was $64.9 million, down $3.6 million or 5.2% versus the second quarter of 2008 with declines in trust service fees (down 15.0%), retail commissions (down 7.3%), card-based and other nondeposit fees (down 3.6%), and service charges on deposit accounts (down 1.5%). Net mortgage banking income was up $22.9 million, with a $15.9 million increase in gross mortgage banking income and a $7.0 million decrease in mortgage servicing rights expense. The $15.9 million increase in gross mortgage banking income was primarily attributable to higher gains on sales. The $7.0 million decrease in mortgage servicing rights expense was primarily attributable to $7.8 million more valuation recovery (i.e., a $1.8 million valuation recovery in second quarter 2008 versus a $9.6 million valuation recovery for second quarter 2009). BOLI income decreased $1.8 million, primarily attributable to lower death benefit payments and crediting rates between the comparable second quarter periods, treasury management fees decreased $1.1 million with decreases in interest rate risk related fees between periods, and net gains (losses) on asset and investment sales decreased $1.2 million. Other income increased $0.2 million, with small increases in various revenues (such as ATM/EFT income and safe deposit rents).
Noninterest expense for the second quarter of 2009 was $170.0 million, up $34.2 million (25.2%) over the second quarter of 2008 (see also Table 5). Personnel costs were up $3.1 million (4.0%), with $1.7 million of the increase attributable to higher retention payments related to an executive separation agreement. The remaining $1.4 million increase in personnel was primarily attributable to higher base salaries and commissions (including merit increases between the years). Average full-time equivalent employees were 5,116 for second quarter 2009, down slightly (1%) from 5,179 for the comparable 2008 period. FDIC expense was up $17.7 million due to increased assessment rates beginning in January 2009 and a special assessment of $11.3 million during second quarter of 2009. Foreclosure/OREO expenses increased $11.0 million (428%), due primarily to the write-down on a single foreclosed property, legal and professional fees increased $2.6 million (90%), primarily due to higher legal and other professional consultant costs related to increased foreclosure activities and other corporate projects. Other noninterest expense (as shown in Table 12) was flat between quarters. Income tax benefit for the second quarter of 2009 was $26.6 million compared to income tax expense of $17.2 million for second quarter 2008. The change in income tax benefit is primarily due to the level of pretax income / loss between the comparable three month periods.

In addition, the Corporation recorded a $5.0 million decrease in the valuation allowance on deferred tax assets in the second quarter of 2009.
TABLE 12
Selected Quarterly Information
($ in Thousands)

	For the Quarter Ended
	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,
	2009	2009	2008	2008	2008

Summary of Operations:
Net interest income	$179,138	$189,278	$191,782	$166,517	$172,732
Provision for loan losses	155,022	105,424	65,044	55,011	59,001
Noninterest income
Trust service fees	8,569	8,477	8,248	10,020	10,078
Service charges on deposit accounts	29,671	27,205	30,946	33,609	30,129
Card-based and other nondeposit fees	11,858	10,174	12,297	12,517	12,301
Retail commissions	14,829	15,512	15,541	14,928	16,004

Core fee-based revenue	64,927	61,368	67,032	71,074	68,512
Mortgage banking, net	28,297	4,267	(1,227)	3,571	5,395
Treasury management fees, net	2,393	2,626	(33)	1,935	3,502
BOLI income	3,161	5,772	4,711	5,235	4,997
Asset sale gains (losses), net	(1,287)	(1,107)	(1,054)	573	(731)
Investment securities gains (losses), net	(1,385)	10,596	(35,298)	(13,585)	(718)
Other	5,835	5,455	6,943	6,520	5,668

Total noninterest income	101,941	88,977	41,074	75,323	86,625
Noninterest expense
Personnel expense	81,171	77,098	77,374	78,395	78,066
Occupancy	12,341	12,881	13,134	12,037	12,026
Equipment	4,670	4,589	4,785	5,088	4,653
Data processing	8,126	7,597	7,446	7,634	8,250
Business development and advertising	4,943	4,737	6,047	5,175	5,137
Other intangible amortization	1,385	1,386	1,564	1,568	1,568
Legal and professional fees	5,586	4,241	5,311	3,538	2,944
Foreclosure/OREO expense	13,576	5,013	6,716	2,427	2,573
FDIC expense	18,090	5,775	930	791	397
Other	20,143	17,947	25,443	19,924	20,207

Total noninterest expense	170,031	141,264	148,750	136,577	135,821
Income tax expense (benefit)	(26,633)	(11,158)	2,203	12,483	17,176

Net income (loss)	(17,341)	42,725	16,859	37,769	47,359
Preferred stock dividends and discount accretion	7,331	7,321	3,250	—	—

Net income (loss) available to common equity	$(24,672)	$35,404	$13,609	$37,769	$47,359

Taxable equivalent net interest income	$185,288	$195,822	$198,684	$173,416	$179,546
Net interest margin	3.40%	3.59%	3.88%	3.48%	3.65%
Effective tax rate (benefit)	(60.57%)	(35.35%)	11.56%	24.84%	26.61%

Average Balances:
Assets	$24,064,567	$24,255,783	$22,646,421	$22,072,948	$21,975,451
Earning assets	21,847,267	21,959,077	20,436,483	19,884,434	19,754,651
Interest-bearing liabilities	18,125,389	18,457,879	17,363,481	17,107,551	16,992,508
Loans	16,122,063	16,430,347	16,285,881	16,203,717	16,120,732
Deposits	16,100,686	15,045,976	14,395,626	13,710,297	13,493,511
Wholesale funding	4,876,970	6,098,266	5,496,248	5,876,051	5,950,699
Stockholders’ equity	2,909,700	2,899,603	2,602,917	2,353,606	2,377,841
Sequential Quarter Results
Net loss available to common equity for the second quarter of 2009 was $24.7 million, a decrease of $60.1 million or 170% from first quarter 2009 net income available to common equity. For the second quarter of 2009, return on average assets was (0.29)% and return on average equity was (2.40)%, compared to return on average assets of 0.71% and return on average equity of 5.98% for the first quarter of 2009 (see Table 1).

Taxable equivalent net interest income for the second quarter of 2009 was $185.3 million, $10.5 million lower than the first quarter of 2009. Declines in the loan and investment rate environments lowered net interest income by $14.3 million, while changes in balance sheet volume and mix increased taxable equivalent net interest income by $3.0 million and one extra day in the second quarter increased net interest income by $0.8 million. The Federal funds rate averaged 0.25% for both first and second quarter of 2009. The net interest margin between the sequential quarters was down 19 bp, to 3.40% in the second quarter of 2009, comprised of a 1 bp higher contribution from net free funds (to 0.27%, as lower rates on interest-bearing liabilities decreased the value of noninterest-bearing deposits and other net free funds) and a 20 bp lower interest rate spread (to 3.13%, as the rate on interest-bearing liabilities fell 4 bp and the yield on earning assets declined 24 bp). Average earning assets declined $0.1 billion to $21.8 billion in the second quarter of 2009, attributable to a decline in average loans (down $0.3 billion or 8% annualized, predominantly in commercial loans), offset by growth in average investments (up $0.2 billion or 14% annualized) over first quarter 2009. On the funding side, average interest-bearing deposits were up $0.9 billion, and average demand deposits were up $0.2 billion. On average, wholesale funding balances were down $1.2 billion, comprised of a $1.3 billion decrease in short-term borrowings and a $0.1 billion increase in long-term funding.
Provision for loan losses for the second quarter of 2009 was $155.0 million (or $93.9 million greater than net charge offs), compared to $105.4 million (or $47.8 million greater than net charge offs) in the first quarter of 2009. Annualized net charge offs represented 1.52% of average loans for the second quarter of 2009 compared to 1.42% for the first quarter of 2009. Total nonperforming loans of $733 million (4.79% of total loans) at June 30, 2009 were up from $452 million (2.84% of total loans) at March 31, 2009, with commercial nonperforming loans up $263 million (primarily attributable to larger construction and other commercial credits directly impacted by the weak real estate market) to $620 million, and total consumer-related nonperforming loans up $18 million to $113 million (Table 9). The allowance for loan losses to loans at June 30, 2009 was 2.66%, compared to 1.97% at March 31, 2009. See discussion under sections, “Provision for Loan Losses,” “Allowance for Loan Losses,” and “Nonperforming Loans and Other Real Estate Owned.”
Noninterest income for the second quarter of 2009 increased $13.0 million (15%) to $101.9 million versus first quarter 2009, including a $24.0 million increase in net mortgage banking income and a $3.6 million increase in core fee-based revenues, offset by a $12.2 million unfavorable swing in net gains (losses) on asset and investment sales and a $2.6 million decrease in BOLI income, and a $0.1 million increase in all other noninterest income items combined. Core fee-based revenues of $64.9 million were up $3.6 million (6%) versus first quarter 2009, with seasonal increases in service charges on deposit accounts and card-based and other nondeposit fees. Net mortgage banking was up $24.0 million over first quarter 2009, predominantly due to $2.7 million higher gains on sales and related income augmented by $21.1 million lower mortgage servicing rights expense.
On a sequential quarter basis, noninterest expense increased $28.8 million (20%) to $170.0 million in the second quarter of 2009, with personnel expense up $4.1 million (5%), with $1.7 million of the increase attributable to higher retention payments related to an executive separation agreement. The remaining $2.4 million increase in personnel was primarily attributable to higher base salaries and commissions (including merit increases between the years). Average full-time equivalent employees were at 5,116 for second quarter 2009, down slightly (1%) from 5,143 for first quarter 2009. FDIC expense was up $12.3 million (213%) primarily attributable to a $11.3 million special assessment accrued in the second quarter of 2009. Foreclosure/OREO expense increased $8.6 million (171%), due primarily to the write-down on a single foreclosed property, and legal and professional fees increased $1.3 million (32%), primarily due to higher legal and other professional consultant costs related to increased foreclosure activities and other corporate projects. Other expense (as shown in Table 12) was up $2.2 million (12%) compared to the first quarter of 2009, across multiple categories, including a $0.8 million higher ATM/EFT expense, $0.7 million increase in customer fraud matters and $0.2 million higher donation expense. Income tax benefit for the second quarter of 2009 was $26.6 million compared to income tax benefit of $11.2 million for first quarter 2009. The increase in income tax benefit is primarily due to the level of pretax income / loss between the sequential three month periods. In addition, the Corporation recognized a $17.0 million net decrease in the valuation allowance on and changes to state deferred tax assets during the first quarter of 2009, compared to a $5.0 million decrease in the valuation allowance on deferred tax assets during the second quarter of 2009.

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
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”). This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Corporation will adopt SFAS 168 in the third quarter of 2009, as required.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). The objective of this Statement is to amend certain requirements of FASB Interpretation No. 46 (revised December 2003) (“FIN 46(R)”), “Consolidation of Variable Interest Entities", to improve financial reporting by companies involved with variable interest entities (“VIEs”), and to provide more relevant and reliable information to users of financial statements. SFAS 167 eliminates FIN 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity (“VIE”). This Statement also requires that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a VIE, a company’s power over a VIE, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying FIN 46(R)’s provisions. SFAS 167 amends Interpretation 46(R) to require enhanced disclosures that will provide users of financial statements with more transparent information about a company’s involvement in a variable interest entity. SFAS 167 will be effective as of the beginning of the first annual reporting period beginning after November 15, 2009. The Corporation will adopt SFAS 167 at the beginning of 2010, as required, and is in the process of assessing the impact on its results of operations, financial position, and liquidity.
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 eliminates the concept of a qualifying special-purpose entity (“QSPE”) and removes the exception from applying FIN 46(R) to QSPEs. It creates more stringent conditions for reporting a transfer or a portion of a financial asset as a sale and clarifies other sale-accounting criteria. This statement changes the initial measurement of a transferor’s interest in transferred financial assets to fair value, and requires enhanced disclosures to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transfers of financial assets accounted for as sales. SFAS 166 will be effective as of the beginning of the first annual reporting period beginning after November 15, 2009. The Corporation will adopt SFAS 166 at the beginning of 2010, as required, and is in the process of assessing the impact on its results of operations, financial position, and liquidity.
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

Subsequent Events
On July 22, 2009, the Board of Directors declared a $0.05 per share dividend payable on August 17, 2009, to shareholders of record as of August 6, 2009. This cash dividend has not been reflected in the accompanying consolidated financial statements.
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
As of June 30, 2009, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2009. No changes were made to the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act of 1934) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Following are the Corporation’s monthly common stock purchases during the second quarter of 2009. For a discussion of the common stock repurchase authorizations and repurchases during the period, see section “Capital” included under Part I Item 2 of this document.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	Be Purchased Under
Period	Shares Purchased	per Share	Announced Plans	the Plan

April 1- April 30, 2009	—	$—	—	—
May 1 - May 31, 2009	—	—	—	—
June 1 - June 30, 2009	—	—	—	—

Total	—	$—	—	—

There were no common stock repurchases during the second quarter of 2009.

ITEM 4: Submission of Matters to a Vote of Security Holders
(a)	The corporation held its Annual Meeting of Shareholders on April 22, 2009. Proxies were solicited by corporation management pursuant to Regulation 14A under the Securities Exchange Act of 1934.

(b)	Directors elected at the Annual Meeting were Karen T. Beckwith, Paul S. Beideman, Lisa B. Binder, Ruth M. Crowley, Ronald R. Harder, William R. Hutchinson, Eileen A. Kamerick, Richard T. Lommen, John C. Meng, J. Douglas Quick, Carlos E. Santiago, and John C. Seramur.

(c)	The matters voted upon and the results of the voting were as follows:
(i)	Election of the below-named nominees to the Board of Directors of the Corporation:

	FOR	WITHHELD
By Nominee:
Karen T. Beckwith	106,033,091	2,607,170
Paul S. Beideman	104,828,883	3,811,378
Lisa B. Binder	104,997,032	3,643,229
Ruth M. Crowley	105,447,054	3,193,207
Ronald R. Harder	105,456,282	3,183,979
William R. Hutchinson	105,502,525	3,137,736
Eileen A. Kamerick	105,950,110	2,690,151
Richard T. Lommen	106,085,728	2,554,533
John C. Meng	105,029,291	3,610,970
J. Douglas Quick	103,536,559	5,103,702
Carlos E. Santiago	105,810,604	2,829,657
John C. Seramur	104,754,078	3,886,183
Nominees were elected, with an average of 96.91% of shares voted cast in favor.

(ii)	Approval of an advisory (non-binding) proposal on executive compensation.

FOR	AGAINST	ABSTAIN
87,231,250	19,348,576	2,059,682
Matter approved by shareholders with 80.29% of shares voted cast in favor of the proposal.

(iii)	Ratification of the selection of KPMG LLP as independent registered public accounting firm of Associated for the year ending December 31, 2009.

FOR	AGAINST	ABSTAIN
106,082,748	2,174,084	383,427
Matter approved by shareholders with 97.64% of shares voted cast in favor of the proposal.
(d)	Not applicable

ITEM 6. Exhibits
(a)	Exhibits:
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

ASSOCIATED BANC-CORP (Registrant)
Date: August 6, 2009	/s/ Paul S. Beideman
Paul S. Beideman
Chairman and Chief Executive Officer

Date: August 6, 2009	/s/ Joseph B. Selner
Joseph B. Selner
Chief Financial Officer